Form 10-K
period 2006-12-31
TRAVELCENTERS OF AMERICA LLC
filed 2007-03-20
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33274

TRAVELCENTERS OF AMERICA LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5701514
(State of organization)	(IRS Employer Identification No.)

24601 Center Ridge Road, Suite 200,  Westlake, OH  44145-5639

(Address of Principal Executive Offices)

(440) 808-9100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares	American Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):
Large Accelerated Filer ☐                      Accelerated Filer  ☐                    Non –Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2006, the registrant’s common shares were not publicly traded.

Number of the registrant’s common shares outstanding as of March 15, 2007: 8,808,575.065

In this Annual Report on Form 10-K, the terms “TA”, “TravelCenters”, the “Company”, “we”, “us” and “our” include TravelCenters of America LLC, and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

OUR ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD LOOKING STATEMENTS INCLUDE:

•      OUR ABILITY TO MANAGE EFFFECTIVELY THE TRAVEL CENTERS THAT COMPRISE OUR NETWORK;

•      OUR ABILITY TO OPERATE AS A PUBLIC COMPANY;

•      OUR ABILITY TO GENERATE CASH FLOW IN EXCESS OF OUR RENT TO HOSPITALITY PROPERTIES TRUST AND OUR OTHER EXPENSES;

•      OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES;

•      OUR ABILITY TO PROCURE SUFFICIENT FUEL TO SUPPLY OUR CUSTOMERS;

•      OUR POLICIES AND PLANS REGARDING OPERATIONS, ACQUISITIONS, DEVELOPMENT ACTIVITIES, FINANCING, LITIGATION AND OTHER MATTERS;

•      OUR ABILITY TO ACCESS CAPITAL MARKETS AND OTHER SOURCES OF FUNDS;

•      COMPLIANCE WITH AND CHANGES TO REGULATIONS AND OTHER FACTORS AFFECTING THE FUEL MARKETING INDUSTRY;

•      COMPETITION IN THE TRAVEL CENTER INDUSTRY; AND

•      OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS”.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS MAY BE REQUIRED BY APPLICABLE LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

TRAVELCENTERS OF AMERICA LLC

2006 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

General

We are a limited liability company formed under Delaware law on October 10, 2006, as a wholly owned subsidiary of Hospitality Properties Trust, or Hospitality Trust, in connection with Hospitality Trust’s planned acquisition of TravelCenters of America, Inc., that was completed on January 31, 2007. Our initial capitalization in a nominal amount was provided by Hospitality Trust on our formation date. From that time through January 31, 2007, we conducted no business activities. As described in more detail elsewhere in this Annual Report on Form 10-K, on January 31, 2007 Hospitality Trust acquired TravelCenters of America, Inc., restructured this acquired business and distributed all of our common shares to the shareholders of Hospitality Trust. Our business includes all of the assets of TravelCenters of America, Inc. not retained by Hospitality Trust, the right and obligation to lease and operate the travel centers retained by Hospitality Trust and cash that Hospitality Trust contributed to us prior to the spin off.

Business Overview

We operate and franchise travel centers primarily along the U.S. interstate highway system. Our customers include long haul trucking fleets and their drivers, independent truck drivers and motorists. At March 15, 2007, our geographically diversified network included 164 travel centers located in 40 states in the U.S. and the province of Ontario, Canada. Many of our travel centers were originally developed more than 25 years ago when prime real estate locations along the interstate highway system were more readily available than they are today, a factor which we believe would make it difficult to replicate a network such as ours. We believe that our nationwide network provides an advantage to long haul trucking fleets by enabling them to reduce the number of their suppliers by routing their trucks within our network from coast to coast.

We offer a broad range of products and services, including diesel fuel and gasoline, truck repair and maintenance services, full service restaurants, more than 20 different brands of quick service restaurants, or QSRs, travel and convenience stores and other driver amenities.

The U.S. travel center and truck stop industry in which we operate consists of travel centers, truck stops, diesel fuel outlets and similar properties designed to meet the needs of long haul trucking fleets and their drivers, independent truck drivers and motorists. We believe that the travel center and truck stop industry is highly fragmented, with in excess of 3,000 travel centers and truck stops located on or near highways nationwide.

History of our Predecessor

TravelCenters of America, Inc., or our predecessor, was formed in December 1992 by a group of institutional investors. In April 1993 our predecessor acquired the travel center assets of Unocal Corporation, or Unocal. The Unocal network included 139 travel centers, of which 95 were leased to third party operators, 42 were franchisee operated and two were operated by our predecessor. The Unocal network operated principally as a fuel wholesaler and franchisor.

In December 1993 our predecessor acquired the travel center assets of The British Petroleum Company plc., or BP. The BP network included 38 company operated and six franchisee operated travel centers. In contrast to the Unocal network, the BP network was principally an owner operator of travel centers.

In January 1997 our predecessor changed its business strategy to align the operation of the then 122 travel center Unocal network and the then 49 travel center BP network into a single network operated under the “TravelCenters of America” and “TA” brand names.

Network Development

Since 1997 a number of steps have increased the consistency of our operations and, we believe, otherwise made our network more attractive to our customers. From 1997 to March 15, 2007, we or our predecessor:

•     acquired 50 travel centers, including three multi-property acquisitions of more than ten travel centers;

•     designed, developed and constructed six travel centers;

•     took over the operations of 51 travel centers which were previously leased to third parties;

•     razed and rebuilt seven travel centers;

•     reduced the net number of franchised travel centers by 22; and

•     sold or closed 41 travel centers which were duplicative or nonstrategic.

Re-imaging Program.   Beginning in 1997 our predecessor pursued a capital program to upgrade, rebrand and otherwise re-image our travel centers. Through March 15, 2007, re-image projects have been completed at 40 of our travel centers at an average investment of $2.1 million each. These re-image projects typically include the addition of standardized architectural features to building facades, expansion of the area of travel and convenience stores, addition of a food court with two or three QSRs, renovation of showers and restrooms and updates to our full service restaurants. Also, through March 15, 2007, smaller scale re-image projects, which typically do not involve expansion of the building or addition of a food court, at another 78 travel centers have been completed at an average cost of $0.3 million each.

Freightliner Agreement.   In 1999 our predecessor entered an agreement with Freightliner LLC, a DaimlerChrysler company. Freightliner is a leading manufacturer of heavy trucks in North America. We are an authorized provider of repair work and specified warranty repairs to Freightliner’s customers through the Freightliner ServicePoint® program. Our truck maintenance and repair facilities are part of Freightliner’s 24 hour customer assistance database for emergency and roadside repair referrals and we have access to Freightliner’s parts distribution, service and technical information systems.

Maintenance and Repair Capacity Expansion Program.   Beginning in 2004 our predecessor built additional truck maintenance and repair bays at existing travel centers in our network. We believe that additional maintenance and repair bays increase our revenue generating capacity by increasing productivity and reducing customer wait times. The number of our maintenance and repair bays has increased since 2004 by over 120 bays to over 630 bays at March 15, 2007.

Our Growth Strategy

Expansion through Organic Growth.   We plan to continue the standardization of our travel centers and to increase the services we offer to attract professional truck drivers and motorists. We have identified eight additional travel centers that we operate that we intend to re-image and one travel center which we intend to raze and rebuild over the next two to three years. We have also identified travel centers at which we believe we can add 40 maintenance and repair bays during that same time period. We believe that we have other opportunities to increase our revenues, including, but not limited to, the expansion of the number of gasoline lanes at several of our travel centers to increase the number of gasoline customers serviced simultaneously, continued investment in our capital improvement program to keep our properties efficient and attractive to customers and continuing our customer loyalty and customer satisfaction programs.

Expansion through Acquisition.   There are segments along the U.S. and Canadian interstate highway system that we consider to be strategic but where we do not have an adequate presence. We believe that our existing network affords us the opportunity to make acquisitions of travel centers that may benefit from becoming part of our network, and we intend to pursue such acquisitions. Our predecessor purchased a travel center in Illinois in November 2006 and converted it to the TA brand. We regularly evaluate opportunities to expand our network through acquisitions, some of which may be significant in size.

Expansion through Development.   We plan to continue expansion of our network by building new travel centers. We have developed a “prototype” design and a smaller “protolite” design to standardize new travel centers. Since 1999 we or our predecessor have constructed seven travel centers in the prototype design and six travel centers in the protolite design. Our prototype design is generally appropriate for markets in which we can obtain large parcels of land and which have sufficient demand to support a full service restaurant. Both the prototype and protolite designs include nationally branded QSRs, the key differences in the two designs being that the prototype design includes a restaurant and a larger truck parking area while the Protolite design does not have a restaurant and has a smaller truck parking area. As a result, our protolite design requires significantly less land and enables us to establish a presence in certain markets at lower costs.  Most of our existing travel centers are akin to the prototype design in that they contain a restaurant and are on larger parcels of land with larger truck parking areas.  In March 2007, we opened a newly built protolite travel center in Livingston, CA.  As of March 15, 2007, we are developing a prototype travel center in Laredo, TX, which we expect to open during 2007.

Expansion through Franchising.   At some locations, we may find that opportunities to expand our network are not available to us as development or acquisition opportunities. In those cases, we may seek to expand our franchisee network.

Our Network

At March 15, 2007, our network consisted of:

•     136 travel centers leased from Hospitality Trust and operated by us;

•     ten travel centers leased from Hospitality Trust and subleased to and operated by our franchisees;

•     two travel centers we operate on sites we own;

•     three travel centers that we operate on sites owned by parties other than Hospitality Trust; and

•     13 travel centers that are owned and operated by our franchisees.

Our typical travel center contains:

•     over 20 acres of land with parking for 170 tractor trailers and 100 cars;

•     a 150 seat, full service restaurant and one to three QSRs that we operate as a franchisee under various brands;

•     a truck repair facility and parts store;

•     multiple diesel and gasoline fueling points; and

•     a travel and convenience store, game room, lounge and other amenities for professional truck drivers and motorists.

In addition, some of our travel centers include a hotel.

Our travel centers are designed to appeal to drivers whether they seek a quick stop or a more extended visit. Substantially all of our travel centers are full service sites located on or near an interstate highway and offer fuel and non-fuel products and services 24 hours per day, 365 days per year.

Properties.   The physical layouts of the travel centers in our network vary from site to site. The majority of the developed acreage at our travel centers consists of truck and car fuel islands, separate truck and car parking lots, a main building, which contains a full service restaurant and one or more QSRs, a travel and convenience store, a truck maintenance and repair shop and other amenities.

Product and Service Offering.   We offer diverse products and services to complement our diesel fuel business, including:

•               Gasoline.   We sell branded and unbranded gasoline. Of the 164 travel centers in our network as of March 15, 2007, we offer branded gasoline at 104 travel centers and unbranded gasoline at 46 travel centers. Only 14 of our travel centers do not sell gasoline.

•               Full Service Restaurants and QSRs.   Most of our travel centers have both full service restaurants and QSRs that offer customers a wide variety of nationally recognized branded food choices. The substantial majority of our full service restaurants are operated under the “Country Pride®,” “Buckhorn Family Restaurants®” and “Fork in the Road®” brands, which we have the right to use under our Hospitality Trust lease, and offer menu table service and buffets. We also offer more than 20 different brands of QSRs, including Arby’s®, Burger King®, Pizza Hut®, Popeye’s Chicken & Biscuits®, Starbuck’s Coffee®, Subway® and Taco Bell®. As of March 15, 2007, 150 of our travel centers included a full service restaurant, 113 of our travel centers offered at least one branded QSR and there were a total of 223 QSRs in our network. The restaurants and QSRs in travel centers we operate are staffed by our employees.

•               Truck Repair and Maintenance Shops.   All but four of our network travel centers have truck repair and maintenance shops. The typical repair and maintenance shop has between two and six service bays and a parts storage room and is staffed by our mechanics. These shops generally operate 24 hours per day, 365 days per year, and offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes and tire repair to specialty services such as diagnostics and repair of air conditioning, air brake and electrical systems. Our work is backed by a warranty honored at all of our repair and maintenance facilities. As described above, our truck repair and maintenance facilities provide certain warranty work on Freightliner brand trucks through our participation in the Freightliner ServicePoint® program.

•               Travel and Convenience Stores.   Each of our travel centers has a travel and convenience store which offers merchandise to truck drivers, motorists, recreational vehicle operators and bus drivers and passengers. Each travel and convenience store has a selection of over 4,000 items, including food and snack items, beverages, non-prescription drug and beauty aids, batteries, automobile accessories, and music and video products. In addition to complete travel and convenience store offerings, the stores sell items specifically designed for the truck driver’s on the road lifestyle, including laundry supplies, clothing and truck accessories. Most of our stores also have a “to go” snack bar as an additional food offering.

•               Additional Driver Services.   We believe that trucking fleets can improve the retention and recruitment of truck drivers by directing them to visit high quality, full service travel centers. We strive to provide a consistently high level of service and amenities to professional truck drivers at all of our travel centers, making our network an attractive choice for trucking fleets. Most of our travel centers provide truck drivers with access to specialized business services, including an information center where drivers can send and receive faxes, overnight mail and other communications and a banking desk where drivers can cash checks and receive funds transfers from fleet operators. The typical travel center also has a video game room, a laundry area with washers and dryers, private shower areas and areas designated for truck drivers only, including a television room with a video player and comfortable seating.

•               Marketing.   We offer truck drivers a “loyal fueler” program, called the RoadKing Club SM , that is similar to the frequent flyer programs offered by airlines. Drivers receive a point for each gallon of diesel fuel purchased and each dollar spent on selected non-fuel products and services. These points can be redeemed for discounts on non-fuel products and services at any of our travel centers. We publish a bi-monthly magazine called “Road King SM” which includes articles and advertising of interest to professional truck drivers.

•               Hotels.   Our network includes 21 travel centers that offer hotels with an average capacity of 38 rooms. Generally, these hotels are operated under franchise contracts with nationally branded chains, including Days Inn®, HoJo Inn®, Knight’s Inn®, Rodeway® and Travelodge®.

Operations

Fuel. We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and generally are reset daily, and we sell fuel to our customers at prices that we establish daily. By establishing supply relationships with an average of four to five alternate suppliers per location, we believe we are able to effectively create competition for our purchases among various diesel fuel suppliers on a daily basis. We also believe that purchasing arrangements with multiple diesel fuel suppliers may help us avoid product outages during times of diesel fuel supply disruptions. We have a single source of supply for gasoline at most of our travel centers that offer branded gasoline; our travel centers selling unbranded gasoline generally purchase gasoline from multiple sources.

Generally our fuel purchases are delivered directly from suppliers’ terminals to our travel centers. We do not contract to purchase substantial quantities of fuel to keep as inventory. We generally have less than three days of diesel fuel inventory at our travel centers. We are exposed to price increases and interruptions in supply. We believe our exposure to market price increases for diesel fuel is mitigated by the significant percentage of our total diesel fuel sales volume that is sold under pricing formulas that are indexed to market prices, which reset daily. We do not engage in any fixed price fuel contracts with customers. We may engage, from time to time, in a minimal level of hedging of the price of our fuel purchases with futures and other derivative instruments that primarily are traded on the New York Mercantile Exchange. We had no derivative instruments as of March 15, 2007.

Non-fuel products.   We have many sources for the large variety of non-fuel products that we sell. We have developed strategic relationships with several suppliers of key non-fuel products, including Freightliner LLC for truck parts, Bridgestone/Firestone Tire Sales Company for truck tires and ExxonMobil for Mobil brand lubricants and oils. We believe that our relationships with these and our other suppliers are satisfactory.

Centralized purchasing and distribution.   We maintain a distribution center near Nashville, Tennessee with 85,000 square feet of space. Our distribution center distributes a variety of non-fuel and non-perishable products to our travel center network using a combination of contract carriers and our fleet of trucks and trailers. We believe we realize cost savings by using our consolidated purchasing power to negotiate volume discounts with our suppliers and that using our own national distribution center helps us control shipping charges.

Our Travel Centers

Our travel centers are geographically diversified, located in 40 states in the U.S. and in Ontario, Canada. The travel centers we operate and their significant services and amenities are generally described in the chart below (travel centers operated by our franchisees are shown separately – see “– Relationships with Franchisees”.  The listed properties are owned by Hospitality Trust and leased by us unless otherwise indicated.

City	State	Total Acres	Building area	Car parking spaces	Truck parking spaces	Gasoline	# Diesel lanes	Store sales area	Full service restaurant	Truck repair facility	QSRs	Hotel
Mobile	AL	15	16,685	77	89	✓	6	1,722	✓	✓
Tuscaloosa	AL	15	28,619	140	151	✓	10	2,491	✓	✓	✓
Prescott	AR	26	19,202	144	292	✓	10	2,500	✓	✓	✓
West Memphis	AR	47	21,895	76	170	✓	8	2,660	✓	✓	✓
Eloy	AZ	22	26,269	87	234	✓	12	2,820	✓	✓	✓
Kingman	AZ	28	13,231	100	115	✓	9	2,100	✓	✓	✓
Tonopah	AZ	53	21,475	80	407	✓	12	3,000	✓	✓	✓
Willcox	AZ	21	16,459	75	229	✓	8	2,600	✓	✓	✓
Barstow	CA	25	24,654	122	303	✓	16	3,500	✓	✓	✓
Buttonwillow	CA	16	13,880	129	170	✓	7	2,500	✓	✓	✓
Coachella	CA	17	30,458	140	205	✓	12	2,880	✓	✓	✓
Corning	CA	24	20,945	54	254	✓	14	3,696	✓	✓	✓
Livingston(1)	CA	11	24,000	128	105	✓	6	2,730		✓	✓
Ontario East	CA	32	32,696	132	559		16	4,224	✓	✓	✓
Ontario West	CA	35	23,893	76	549	✓	10	1,450	✓	✓	✓
Redding	CA	20	17,853	87	196	✓	10	2,400	✓	✓	✓
Santa Nella	CA	23	12,904	100	240	✓	8	2,200	✓	✓
Wheeler Ridge(2)	CA	20	20,514	111	130	✓	8	2,800		✓	✓
Denver East	CO	27	30,676	117	224	✓	8	3,000	✓	✓	✓
Denver West	CO	13	12,660	40	163	✓	7	2,200	✓	✓
Limon	CO	11	16,906	60	104	✓	12	3,600	✓	✓	✓
Milldale	CT	13	15,580	77	145	✓	9	2,153	✓	✓
New Haven	CT	12	12,953	64	170	✓	10	3,000		✓	✓
Willington	CT	43	19,870	155	240	✓	8	2,696	✓	✓	✓
Marianna	FL	32	18,028	105	112	✓	9	1,800	✓	✓
Tampa	FL	10	22,094	75	158	✓	6	2,500		✓	✓
Vero Beach	FL	28	16,579	88	162	✓	8	1,650	✓	✓
Wildwood	FL	23	24,022	100	170	✓	10	2,832	✓	✓	✓
Atlanta	GA	18	24,180	128	218		10	2,400	✓	✓	✓	✓
Brunswick(3)	GA	28	15,000	91	81		—	—		✓
Cartersville	GA	21	30,676	105	212	✓	8	3,000	✓	✓	✓
Commerce	GA	13	14,238	80	133	✓	8	1,800	✓	✓
Cordele(2)	GA	29	52,198	90	114	✓	12	3,884	✓	✓	✓
Madison	GA	12	16,446	105	149	✓	7	2,400	✓	✓	✓
Savannah	GA	20	15,773	80	175	✓	7	2,500	✓	✓	✓
Council Bluffs	IA	11	15,684	84	78	✓	8	2,150	✓	✓	✓
Boise	ID	13	20,700	34	95	✓	8	2,500	✓	✓	✓
Bloomington	IL	19	14,261	95	147		8	1,600	✓	✓
Chicago North	IL	63	26,400	105	215	✓	10	2,500	✓	✓	✓
Effingham	IL	13	30,397	127	137	✓	11	2,789	✓	✓	✓
Elgin	IL	15	20,023	97	92	✓	9	3,120	✓	✓	✓
Mt Vernon	IL	33	21,839	97	169	✓	8	2,900	✓	✓	✓
Troy	IL	20	24,340	83	87	✓	8	2,440	✓	✓
Gary	IN	22	33,344	109	318	✓	16	2,102	✓	✓	✓
Lake Station	IN	23	25,130	170	252	✓	17	2,896	✓	✓	✓
Porter	IN	35	22,000	51	212	✓	12	2,330	✓	✓	✓
Seymour	IN	16	15,807	55	167	✓	9	1,440	✓	✓
Whitestown	IN	39	12,953	96	172	✓	8	2,800	✓	✓	✓
Florence	KY	11	18,783	87	123	✓	8	2,600		✓	✓
Walton	KY	9	15,988	46	99	✓	8	2,500	✓	✓	✓
Lafayette	LA	14	17,034	47	94	✓	7	2,400	✓	✓	✓
Slidell	LA	22	20,607	145	159	✓	10	2,200	✓	✓
Tallulah	LA	17	18,625	75	135	✓	8	2,500	✓	✓
Baltimore	MD	21	65,884	92	181		8	3,500	✓	✓	✓	✓
Elkton	MD	30	21,576	125	164	✓	10	2,800	✓	✓	✓
Jessup	MD	25	88,889	100	453		10	6,400	✓	✓	✓	✓
Ann Arbor	MI	32	18,477	90	205	✓	10	2,400	✓	✓
Monroe	MI	33	20,383	105	156	✓	8	3,000	✓	✓	✓
Saginaw	MI	11	13,735	84	70	✓	8	1,800	✓	✓
Sawyer	MI	23	27,920	100	140	✓	12	3,500	✓	✓	✓
Rogers	MN	12	17,291	93	150	✓	8	1,950	✓	✓
Concordia	MO	20	24,200	100	146	✓	10	2,365	✓	✓	✓
Foristell	MO	17	14,162	111	95	✓	8	2,000	✓	✓
Matthews	MO	29	16,815	62	114	✓	8	1,920	✓	✓	✓
Oak Grove	MO	15	19,777	97	132	✓	10	2,900	✓	✓	✓

City	State	Total Acres	Building area	Car parking spaces	Truck parking spaces	Gasoline	# Diesel lanes	Store sales area	Full service restaurant	Truck repair facility	QSRs	Hotel
Meridian	MS	13	17,330	41	90	✓	8	2,000	✓	✓
Candler	NC	20	12,853	45	98	✓	8	1,536	✓	✓
Greensboro	NC	29	29,508	122	186	✓	12	2,798	✓	✓	✓	✓
Grand Island	NE	19	19,223	64	82	✓	6	2,000	✓	✓
Ogallala	NE	17	17,594	72	94	✓	8	2,516	✓	✓
Greenland	NH	7	17,361	33	105	✓	9	2,646	✓
Bloomsbury	NJ	13	23,660	96	129	✓	10	2,840	✓	✓	✓
Columbia	NJ	16	17,573	90	185	✓	11	2,472	✓	✓	✓	✓
Paulsboro	NJ	25	19,206	44	175	✓	12	3,165	✓	✓
Albuquerque	NM	12	20,318	96	150	✓	8	1,700	✓	✓
Gallup	NM	15	17,916	121	76	✓	8	1,100	✓	✓	✓	✓
Las Cruces	NM	19	30,667	102	232	✓	9	3,000	✓	✓	✓
Moriarity	NM	26	18,718	55	245	✓	10	2,400	✓	✓	✓
Santa Rosa	NM	25	25,694	57	116	✓	11	3,000	✓	✓	✓
Las Vegas	NV	12	20,207	116	144	✓	10	2,600		✓	✓
Mill City	NV	73	38,613	88	152	✓	10	2,200	✓	✓	✓	✓
Sparks	NV	15	24,827	122	200	✓	8	3,000	✓	✓
Binghamton	NY	10	5,726	55	111	✓	8	1,400	✓	✓
Dansville	NY	16	13,580	86	102	✓	12	1,900	✓	✓		✓
Fultonville	NY	15	39,345	32	112	✓	10	1,500	✓	✓		✓
Maybrook	NY	16	20,499	85	188	✓	12	2,000	✓	✓	✓	✓
Pembroke	NY	16	13,807	108	132	✓	8	1,800	✓	✓
Ashland	OH	7	12,888	106	—	✓	—	4,000		✓	✓
Dayton	OH	90	12,281	62	232	✓	7	2,300	✓	✓	✓
Hebron	OH	17	20,337	39	141	✓	10	2,800	✓	✓	✓
Jeffersonville	OH	12	20,257	87	125	✓	8	3,120	✓	✓	✓
Kingsville	OH	37	23,206	51	158	✓	10	3,024	✓	✓	✓
Lodi	OH	25	33,775	133	237	✓	10	3,000	✓	✓	✓
London	OH	27	19,224	109	185	✓	8	2,800	✓	✓	✓
North Canton	OH	11	8,466	77	93		8	950	✓	✓
Toledo	OH	18	19,156	108	207	✓	10	2,116	✓	✓	✓
Youngstown	OH	16	30,466	120	161		10	2,200	✓	✓
Oklahoma City East	OK	19	26,327	77	175	✓	10	2,500	✓	✓
Oklahoma City West	OK	19	18,622	72	150	✓	8	2,800	✓	✓	✓
Sayre	OK	20	10,439	25	101	✓	9	1,900		✓	✓
Portland	OR	20	17,135	30	275	✓	8	2,849	✓	✓	✓
Troutdale	OR	25	44,282	73	225	✓	10	3,000	✓	✓	✓	✓
Barkeyville	PA	61	9,426	135	112	✓	8	1,050	✓	✓	✓
Bloomsburg	PA	13	19,105	104	190	✓	8	1,885	✓	✓	✓
Brookville	PA	49	20,600	109	264	✓	8	2,350	✓	✓	✓	✓
Greencastle	PA	24	14,149	114	194	✓	12	3,335	✓	✓		✓
Harborcreek	PA	27	25,227	138	266	✓	10	2,900	✓	✓	✓	✓
Harrisburg	PA	54	20,195	110	178		9	2,200	✓	✓		✓
Lamar	PA	68	11,625	95	168	✓	9	1,500	✓	✓	✓
Milesburg	PA	11	8,822	30	122	✓	8	1,360	✓	✓
Florence(2)	SC	10	30,340	94	77	✓	9	3,000			✓
Manning	SC	15	17,946	80	84	✓	8	2,600	✓	✓	✓
Spartanburg	SC	26	31,682	122	187	✓	8	1,740	✓	✓
Antioch	TN	22	20,856	158	154	✓	9	2,200	✓	✓	✓
Franklin	TN	13	15,922	91	100	✓	8	1,500	✓	✓
Knoxville	TN	24	22,868	99	128		10	2,314	✓	✓		✓
Nashville	TN	17	23,280	230	154		10	2,257	✓	✓
Amarillo West	TX	25	33,226	150	243	✓	8	3,000	✓	✓	✓
Baytown	TX	17	11,715	88	184	✓	12	2,800	✓	✓	✓
Big Spring	TX	14	24,772	59	108	✓	6	3,100	✓	✓	✓
Dallas South	TX	20	18,081	100	146	✓	8	2,400		✓	✓
Ganado	TX	11	20,030	87	104	✓	8	4,400	✓	✓	✓
New Braunfels	TX	20	19,307	115	298	✓	10	2,800	✓	✓	✓
Rockwall	TX	13	16,714	90	100	✓	6	2,400		✓	✓
San Antonio	TX	31	32,750	82	258	✓	8	3,000	✓	✓	✓
Terrell	TX	22	21,683	125	401	✓	12	4,100	✓	✓	✓

City	State	Total Acres	Building area	Car parking spaces	Truck parking spaces	Gasoline	# Diesel lanes	Store sales area	Full service restaurant	Truck repair facility	QSRs	Hotel
Meridian	MS	13	17,330	41	90	✓	8	2,000	✓	✓
Candler	NC	20	12,853	45	98	✓	8	1,536	✓	✓
Greensboro	NC	29	29,508	122	186	✓	12	2,798	✓	✓	✓	✓
Grand Island	NE	19	19,223	64	82	✓	6	2,000	✓	✓
Ogallala	NE	17	17,594	72	94	✓	8	2,516	✓	✓
Parowan	UT	7	9,144	61	48	✓	6	2,900		✓	✓
Salt Lake City	UT	20	18,843	75	191	✓	7	2,400	✓	✓	✓
Ashland	VA	19	25,841	98	183	✓	8	2,328	✓	✓		✓
Richmond	VA	25	20,453	81	154	✓	18	3,000	✓	✓	✓
Roanoke	VA	12	21,033	103	129	✓	8	2,000	✓	✓		✓
Wytheville	VA	17	20,654	108	114	✓	10	3,044	✓	✓	✓
Seattle East	WA	16	20,365	60	150		6	2,000	✓	✓
Hudson	WI	15	15,443	30	100	✓	7	1,800	✓	✓
Madison	WI	11	16,446	102	118	✓	9	1,600	✓	✓	✓
Hurricane	WV	21	16,544	53	76	✓	10	1,500	✓	✓
Wheeling	WV	8	12,346	36	182		10	2,958	✓	✓
Cheyenne	WY	23	18,590	66	150	✓	10	2,600	✓	✓	✓
Fort Bridger	WY	135	14,646	19	165	✓	10	2,800	✓	✓	✓
Rawlins	WY	28	18,594	80	188	✓	12	4,100	✓	✓	✓
Woodstock(1)	Ont. Can.	27	28,000	103	202	✓	12	3,000	✓	✓

✓  Amenity present at travel center.

(1)           Property owned by us.

(2)           Property owned by a third party other than Hospitality Trust and leased to or managed by us.

(3)           In 2006, this travel center was razed and a truck maintenance and repair facility was built on this site. We expect the redevelopment of this site will be completed in 2007.

Hospitality Trust owns the land and the buildings for 137, and the land but not the buildings (which we own) for the remaining nine, of the 146 travel centers we lease from Hospitality Trust.

Our Lease with Hospitality Trust

Our lease with Hospitality Trust became effective upon completion of the spin off on January 31, 2007. One of our subsidiaries is the tenant under the lease, and we, and our subsidiaries TravelCenters of America Holding Company LLC and TA Operating LLC guarantee the tenant’s obligations under the lease.  Because our lease with Hospitality Trust was prepared by Hospitality Trust and was not negotiated at arm’s length, the lease may provide more benefits to Hospitality Trust than to us. The following is a summary of the material terms of this lease:

Operating Costs.   The lease is a so called “triple net” lease which requires us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, service to customers, insurance, real estate and personal property taxes and ground lease payments, if any.

Minimum Rent.   The lease requires us to pay minimum rent to Hospitality Trust as follows:

Lease Year	Annual Rent (000s)	Per Month (000s)
February 1, 2007 through January 31, 2008	$153,500	$12,792
February 1, 2008 through January 31, 2009	157,000	13,083
February 1, 2009 through January 31, 2010	161,000	13,417
February 1, 2010 through January 31, 2011	165,000	13,750
February 1, 2011 through January 31, 2012	170,000	14,167
February 1, 2013 and thereafter	175,000	14,583

In addition, minimum rents may increase if Hospitality Trust funds or reimburses the cost of renovations, improvements and equipment related to the leased travel centers as described below.

Improvements.   Hospitality Trust has agreed to provide up to $25 million of funding annually for the first five years of the lease for certain specified improvements to the leased properties. This funding is cumulative, meaning if some portion of the $25 million is not spent in one year it may be drawn by us from Hospitality Trust in subsequent years; provided, however, the entire $125 million of funding must be drawn before December 31, 2015. All improvements purchased with this funding will be owned by Hospitality Trust. There will be no adjustment in our minimum rent as these amounts are funded by Hospitality Trust.

Maintenance and Alterations.   Except for Hospitality Trust’s commitment to fund up to $125 million as described above, we must maintain, at our expense, the leased travel centers in good order and repair, including structural and non-structural components. The lease requires us to submit an annual budget for capital expenditures at the leased travel centers to Hospitality Trust for approval. We may request that Hospitality Trust fund approved amounts for renovations, improvements and equipment at the leased travel centers, in addition to the $125 million described above, in return for minimum annual rent increases according to a formula: generally, the minimum rent per year will be increased by an amount equal to the amount funded by Hospitality Trust times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. At the end of the lease we must surrender the leased travel centers in substantially the same conditions as existed at the commencement of the lease subject to any permitted alterations and ordinary wear and tear.

Percentage Rent.   Starting in 2012, the lease will require us to pay Hospitality Trust additional rent with respect to each lease year generally in an amount equal to three percent (3%) of increases in non-fuel gross revenues and three tenths of one percent (0.3%) of increases in gross fuel revenues at each leased travel center over the respective gross revenue amounts for the year 2011. Percentage rent attributable to fuel sales is subject to a maximum each year calculated by reference to changes in the consumer price index.

Term.   The lease expires on December 31, 2022.

Assignment and Subletting.   Hospitality Trust’s consent is required for any direct or indirect assignment or sublease of any of the leased travel centers. We remain liable under the lease for subleased and franchised travel centers.

Environmental Matters.   We indemnify Hospitality Trust from liabilities which may arise from any violation of any environmental law or regulation which occurs during the term of the lease.

Indemnification and Insurance.   With limited exceptions, we indemnify Hospitality Trust from liabilities which arise during the term of the lease from ownership or operation of the leased travel centers. We generally must maintain commercially reasonable insurance. Our insurance coverage includes:

•                  “all risk” property insurance, in an amount equal to the full replacement cost of at risk improvements at our leased travel centers;

•     business interruption insurance;

•               comprehensive general liability insurance, including bodily injury and property damage, in amounts as are generally maintained by companies operating travel centers;

•     flood insurance for any travel center located in whole or in part in a flood plain;

•     worker’s compensation insurance if required by law; and

•               such additional insurance as may be generally maintained by companies operating travel centers, including certain environmental insurance.

The lease requires that Hospitality Trust be named as an additional insured under our policies.

Damage, Destruction or Condemnation.   If any leased travel center is damaged by fire or other casualty or taken by eminent domain, we are generally obligated to rebuild. If the leased travel center cannot be restored, Hospitality Trust will generally receive all insurance or taking proceeds, we are liable to Hospitality Trust for any deductible or deficiency between the replacement cost and the amount of proceeds, and the annual minimum rent will be reduced by, at Hospitality Trust’s option, either 8.5% of the net proceeds paid to Hospitality Trust or the fair market rental of the damaged, destroyed or condemned property, or portion thereof, as of the commencement date of the lease.

Events of Default.   Events of default under the lease include the following:

•     our failure to pay rent or any other sum when due;

•     our failure to maintain the insurance required under the lease;

•     the occurrence of certain events with respect to our insolvency;

•     the institution of a proceeding for our dissolution;

•     our failure to continuously operate any leased travel center;

•     any person or group of affiliated persons acquiring ownership of more than 9.8% of us without Hospitality Trust’s consent;

•     any change in our control or sale of a material portion of our assets without Hospitality Trust’s consent;

•               our default under any indebtedness of $10 million or more which gives the holder the right to accelerate the maturity of the indebtedness; and

•               our failure to perform certain other covenants or agreements of the lease and the continuance thereof for a specified period of time after written notice.

Remedies.   Following the occurrence of any event of default, the lease provides that, among other things, Hospitality Trust may, to the extent legally permitted:

•     accelerate the rent;

•     terminate the lease; and/or

•               make any payment or perform any act required to be performed by us under the lease and receive from us, on demand, an amount equal to the amount so funded by Hospitality Trust plus interest thereon at a rate equal to 104% of the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%, but in no event greater than the maximum rate permitted by law.

We are also obligated to reimburse Hospitality Trust for all costs and expenses incurred in connection with any exercise of the foregoing remedies.

Lease Subordination.   Our lease may be subordinated to any mortgages of the leased travel centers by Hospitality Trust, but Hospitality Trust is required to obtain a nondisturbance agreement for our benefit.

Financing Limitations; Security.   Without Hospitality Trust’s prior written consent, our tenant subsidiary may not incur debt secured by any of its assets used in the operation of the leased travel centers; provided, however, our tenant subsidiary may incur purchase money debt to acquire assets used in these operations and we may encumber such assets to obtain a line of credit secured by our tenant subsidiary receivables, inventory or certain other assets used in these operations.

Lease Termination.   When the lease terminates, any equipment, furniture, fixtures, inventory and supplies at the leased travel centers that we own may be purchased by Hospitality Trust at their then fair market value. Also at lease termination, Hospitality Trust has the right to license any of our software used in the operation of the leased travel centers at its then fair market value, to offer employment to employees at the leased travel centers and we have agreed to cooperate in the transfer of permits, agreements and the like necessary for the then current operation of the leased travel centers.

Territorial Restrictions.   Under the terms of the lease, we generally cannot own, franchise, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which the leased travel center is located without the consent of Hospitality Trust, unless we owned, franchised or operated that travel center on the date the lease commenced or unless that travel center is owned by Hospitality Trust.

Non-Economic Properties.   If during the lease term the continued operation of any leased travel center becomes non-economic as defined in the lease, we may offer such travel center for sale including a sale of Hospitality Trust’s interest in the property, free and clear of our leasehold interests. The net sale proceeds received will be paid to Hospitality Trust and the annual minimum rent payable shall be reduced by, at Hospitality Trust’s option, either the amount of such proceeds times 8.5% or the fair market rental for such property as of the commencement date of the lease. No more than a total of 15 leased properties may be offered for sale as non-economic properties during the lease term. No sale of a leased property may be completed without Hospitality Trust’s consent; provided, however, if Hospitality Trust does not consent, that property will no longer be part of the lease and the minimum rent will be reduced as if the sale had been completed.

Relationships with Franchisees

We have lease and franchise agreements with lessees and owners of travel centers. We collect rent, franchise, royalty and other fees under these agreements. As of March 15, 2007, there were 23 travel centers in our network that are operated by our franchisees. Ten of these travel centers are leased by us from Hospitality Trust and subleased by us to a franchisee. Thirteen of these travel centers are owned, or leased from others, by our franchisees. Seventeen of these travel centers operate under our current form of franchise agreement and the remaining six operate under “legacy” franchise agreements described below. As of March 15, 2007, we have agreed to franchise the “TravelCenters of America” and “TA” names to the owner of a travel center in Greeneville, TN.  We expect the franchise agreement to begin during the second quarter of 2007 when the owner completes certain facility improvements required to meet our brand standards. Under the terms of our lease agreement with Hospitality Trust, generally we have the right to use trademarks owned by Hospitality Trust in our franchise operation during the term of our lease with Hospitality Trust or for a longer period coterminous with the duration of any third party rights pursuant to our franchise agreements. Our franchised locations as of March 15, 2007, are generally described in the following chart:

City	State	Total Acres	Building area	Car parking spaces	Truck parking spaces	Gasoline	# Diesel lanes	Store sales area	Full service restaurant	Truck repair facility	QSRs	Hotel
Montgomery (1)	AL	10	15,739	55	125	✓	8	1,442	✓	✓	✓
Baldwin (1)	FL	18	15,042	44	137	✓	7	2,300	✓	✓	✓
Jacksonville South (1)	FL	19	22,855	90	90	✓	7	3,000	✓	✓	✓
Atlanta South (1)	GA	29	20,520	100	200	✓	8	3,600	✓	✓	✓
Lake Park (1)	GA	9	14,900	60	75	✓	8	1,008	✓	✓	✓
Walcott (2)	IA	70	107,375	250	300	✓	15	39,790	✓	✓	✓
Clayton (1)	IN	16	14,130	108	100	✓	7	3,232	✓	✓	✓
Beto Junction (2)	KS	35	23,000	112	275	✓	7	3,400	✓	✓	✓
Oakley (2)	KS	13	13,200	40	100	✓	5	3,116	✓	✓	✓
Albert Lea (2)	MN	31	49,000	270	305	✓	10	6,500	✓	✓	✓
Mt.Vernon (2)	MO	15	22,000	90	150	✓	12	5,000	✓	✓
Strafford (2)	MO	18	20,000	90	130	✓	8	4,000	✓	✓	✓
Kenly (2)	NC	34	36,000	120	200	✓	12	3,500	✓	✓	✓
Napoleon (2)	OH	10	9,000	100	120	✓	8	3,500	✓		✓
Wapakoneta (2)	OH	19	30,000	50	140	✓	8	5,000	✓	✓
Eugene (2)	OR	20	25,000	50	140	✓	8	6,500	✓	✓	✓	✓
Breezewood (2)	PA	30	27,000	125	200	✓	9	12,000	✓	✓	✓
Jackson (1)	TN	10	13,527	90	100	✓	9	2,784	✓	✓	✓
Knoxville West (1)	TN	25	22,238	146	176	✓	8	1,728	✓	✓	✓
Denton (1)	TX	15	19,247	62	110	✓	8	2,604	✓	✓	✓
Edinburg (2)	TX	18	14,500	32	120	✓	6	3,000	✓	✓	✓	✓
Sweetwater (1)	TX	18	12,600	43	160	✓	8	2,750	✓	✓	✓
Janesville (2)	WI	5	12,000	45	85	✓	7	8,500

✓  Amenity present at travel center.

(1)                                  Owned by Hospitality Trust and operated by franchisee subject to network lease and franchise agreements.

(2)                                  Owned and operated by franchisee subject to franchise agreement.

Network Franchise Agreements

Material provisions of our network franchise agreements include the following:

Initial Franchise Fee.   The initial franchise fee for a new franchise is $100,000.

Term of Agreement.   The initial term of the network franchise agreement is ten years. The network franchise agreement provides for two five year renewals on the terms then being offered to prospective franchisees at the time of the franchise renewal. The remaining initial terms of the current network franchise agreements end in 2012 through 2015. The average remaining term of these agreements as of March 15, 2007, including all renewal periods, was approximately 16 years.

Protected Territory.   Generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the “TravelCenters of America” or “TA” brand within 75 miles in either direction along the primary interstate on which the franchised travel center is located.

Restrictive Covenants.   Generally our franchisees may not operate any travel center or truck stop related business under a franchise agreement, licensing agreement or marketing plan or system of another person or entity. If the franchisee owns the franchised premises, generally for a two year period after termination of our franchise agreement the franchisee may not operate the site with a competitive brand.

Fuel Purchases, Sales and Royalties.   Our franchisees that operate travel centers that they lease from us must purchase all of their diesel fuel from us; our franchisees that operate travel centers that they own are not required to purchase their diesel fuel from us. Our franchisees may purchase gasoline only from suppliers that we approve and generally must pay a royalty fee to us of $0.03 per gallon of gasoline sold.

Royalty Payments on Non-Fuel Revenues.   Franchisees are required to pay us a royalty fee generally equal to 3.75% of all non-fuel revenues. If a franchisee operates one or more QSRs on the franchised premises, the franchisee must pay us 3% of all revenues in connection with those sales net of royalties paid to QSR franchisors.

Advertising, Promotion and Image Enhancement.   Our franchisees are required to contribute 0.6% of their non-fuel revenues and net revenues from QSRs to partially fund system wide advertising, marketing and promotional expenses we incur.

Non-fuel Product Offerings.   Franchisees are required to operate their travel centers in conformity with guidelines that we establish and offer any products and services that we deem to be a standard, or “core”, product or service in our network.

Termination/Nonrenewal.   Generally, we may terminate or refuse to renew a network franchise agreement for default by the franchisee. We may also refuse to renew if we determine that renewal would not be in our economic interest or if the franchisee will not agree to the terms in our then current form of franchise agreement.

Legacy Franchise Agreements

Six of our 23 franchised travel centers are operated under forms of franchise agreements that our predecessor used prior to 2002, when our predeessor adopted the franchise contract form described above as our network franchise agreement. The terms of these legacy franchise agreements are generally the same as our current network franchise agreements, except: the legacy franchise agreements generally require franchisees to pay us a royalty fee of 4% of all revenues earned directly or indirectly by the franchisee from any business conducted at or from the franchised premises, excluding fuel sales and sales at QSRs; and these legacy franchise agreements do not require franchisees to purchase their diesel fuel from us, but generally require a franchisee to pay us an additional royalty fee of $0.004 per gallon on sales of qualified diesel fuel at the franchised travel center. The average remaining term of these legacy agreements as of March 15, 2007, was approximately three years.

Network Lease Agreements

In addition to franchise fees, we also collect sublease rent from franchisees for the ten travel centers operated by franchisees that sublease travel centers from us. Each operator of a travel center that enters into a network lease agreement also must enter into a network franchise agreement. The material provisions of a network lease agreement include the following:

Operating Costs.   The franchisee is responsible for the payment of all costs and expenses in connection with the operation of the leased travel centers, typically excluding certain environmental costs, certain maintenance costs and real property taxes.

Term of Agreement.   The leases have an initial term of ten years and allow for two renewals of five years each. The remaining initial terms of the current network lease agreements end in 2012. The average remaining term of these agreements as of March 15, 2007, including all renewal periods, was approximately 16 years.

Rent.   Under the network lease, a franchisee must pay annual fixed rent equal to the sum of:

•     base rent;

•               improvement rent, if any, which is defined as an amount equal to 14% per annum of the cost of all capital improvements we fund that we and the franchisee mutually agree will enhance the value of the leased premises and which cost in excess of $2,500; and

•     an annual inflator equal to the percentage increase in the consumer price index.

Use of the Leased Travel Center.   The leased travel center must be operated as a travel center in compliance with all laws, including all environmental laws. The franchisee must submit to quality inspections that we request and appoint, subject to our approval, an employee as manager who is responsible for the day to day operations at the leased travel center.

Termination/Nonrenewal.   The network lease agreements contain terms and provisions regarding termination and nonrenewal, which are substantially the same as the terms and provisions of the network franchise agreement. The network lease agreements are cross defaulted with the related network franchise agreements. In certain cases, we may reimburse the franchisee for a portion of the cost of certain capital improvements upon termination of the network lease.

Franchise Regulation

Some states require state registration and delivery of specified disclosure documentation to potential franchisees and impose special regulations on petroleum franchises. Some state laws also impose restrictions on our ability to terminate or not to renew franchises and impose other limitations on the terms of our franchise relationships or the conduct of the business of our franchisor subsidiary. A number of states include, within the scope of their petroleum franchising statutes, prohibitions against price discrimination and other allegedly anticompetitive conduct. These provisions supplement applicable federal and state antitrust laws. Federal Trade Commission regulations require that we make extensive disclosure to prospective franchisees. We believe that we are in compliance with all franchise laws applicable to our business.

Competition

The travel center and truck stop industry is fragmented and highly competitive. We believe that there are in excess of 3,000 travel center and truck stops located on or near highways nationwide.

Fuel and non-fuel products and services can be obtained by long haul truck drivers from a variety of sources, including regional full service travel center and pumper only truck stop chains, independently owned and operated truck stops and some large service stations. In addition, some trucking companies operate their own terminals to provide fuel and services to their own trucking fleets.

There are generally two types of fueling stations designed to serve the trucking industry:

•               full service travel centers, such as those in our network, which offer a broad range of products and services to long haul trucking fleets and their drivers, independent truck drivers and motorists, including: diesel fuel and gasoline; full service restaurants; QSRs; truck repair and maintenance; travel and convenience stores; parking areas; and various driver amenities; and

•               so called “pumper only” truck stops, which provide diesel fuel, typically at discounted prices, with limited additional services.  A pumper only chain may include a majority of travel centers which typically contain no, or only one or two QSRs, limited store facilities and no truck repair and maintenance facilities.

We experience substantial competition from pumper only truck stop chains based principally on diesel fuel prices.

We also experience substantial competition from regional and super regional full service travel center networks, which is based principally on diesel fuel prices and non-fuel product and service offerings.

Our truck repair and maintenance facilities compete with regional full service travel center and truck stop chains, full service independently owned and operated truck stops, fleet maintenance terminals, independent garages, truck dealerships, truck quick lube facilities and other parts and service centers.

We also compete with other full service restaurants, QSRs, mass merchandisers, electronics stores, drugstores and travel and convenience stores.

Many truck fleets own their own fuel, repair and maintenance facilities. Although we believe the long term trend has been toward a reduction in these facilities in favor of obtaining fuel, repair and maintenance services from third parties like us, during the last few years of historically volatile fuel prices, this long term trend appears to have slowed.

An additional source of competition in the future could result from commercialization of state owned interstate highway rest areas. Some state governments have historically requested that the federal government allow these rest areas to offer fuel and non-fuel products and services similar to that of a travel center. If commercialized, these rest areas may materially increase the number of locations competing with us.

We believe we will be able to compete successfully for the following reasons:

•               By offering consistent, high quality products and services in our nationwide locations we are able to attract fleet and independent professional truck drivers as well as motorists.

•               Our management team has substantial experience in operating our business. In addition, our management and shared services agreement with Reit Management & Research LLC, or Reit Management, may provide us with additional experience and knowledge in real estate acquisitions, maintenance and development, as well as in public company operations and finance and other areas.

•               Our continuing relationship with Hospitality Trust may provide us opportunities to expand our business by acquiring new leaseholds for travel centers in cooperation with Hospitality Trust and by providing us with a source of financing for improvement to our existing centers and for development of new travel centers.

Although we believe our management team is highly talented, not all of the members of our team have extensive experience working together. We expect we may expand our business with Hospitality Trust; however, Hospitality Trust is not obligated to provide us with opportunities to lease additional properties, and we may not be able to find other sources of capital sufficient to maintain and grow our travel center business. Also, some of our competitors have substantially more resources than we do; and some of our competitors have vertically integrated fuel businesses which may provide them competitive advantages. For all of these reasons and others, we can provide no assurance that we will be able to compete successfully.

Environmental Matters

Our operations and properties are extensively regulated by environmental laws under which we may be required to investigate and clean up hazardous substances, including petroleum products, released at a property, and may be held liable to governmental entities or to third parties for property damage and personal injuries and for investigation and clean up costs incurred in connection with any contamination. These laws:

•               govern operations that may have adverse environmental effects, such as discharges to air, soil and water, as well as the management of hazardous substances; and

•               impose liability for the costs of cleaning up properties affected by, and for damages resulting from, disposal or other releases of hazardous substances.

We use underground storage tanks and above ground storage tanks to store petroleum products and waste at our travel centers. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in case of a release. At some locations, we must also comply with environmental laws relating to vapor recovery or discharges to water.

From time to time our predecessor received notices of alleged violations of environmental laws or otherwise became aware of the need to undertake corrective actions to comply with environmental laws at its travel centers and regularly conducted investigatory and remedial actions with respect to releases of hazardous substances at the travel centers we operate. In some cases we may receive contributions to partially offset our environmental costs from insurers, from state funds established for environmental clean up associated with the sale of petroleum products or from indemnitors who agreed to fund certain environmental related costs at travel centers we or our predecessor purchased from such indemnitors.

In 2006 our predecessor commissioned a third party review of currently known environmental liabilities to confirm its estimates of the likely amounts of remediation costs at currently active sites and what our predecessor believed will be its share of those costs. As of December 31, 2006, our predecessor had a reserve of $10.8 million for unindemnified environmental matters for which we will be responsible, a receivable for estimated insurance recoveries of these estimated future expenditures of $4.4 million and $4.4 million of cash in an escrow account to fund certain of these estimated expenditures, leaving an estimated net amount of $2.0 million to be funded by us in the future. While we cannot precisely estimate the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that the costs to be incurred at our travel centers, individually or in the aggregate, will be material to our financial condition, results of operations or cash flow.

Despite our present expectation, we cannot be certain that we know of all existing contamination present in our travel center network, or that material liability will not be imposed on us in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.

We expect to continue our predecessor’s program and retain the personnel dedicated to monitoring our exposure to environmental liabilities. Also, we have insurance of up to $35 million for unanticipated costs regarding certain known environmental liabilities and of up to $40 million regarding certain unknown or future environmental liabilities subject to certain limitations and deductibles. However, as noted above, we can provide no assurance that:

•               we or a prior owner, operator or occupant of our travel centers did not create a material environmental condition not known to us at this time;

•               future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in the imposition of additional environmental liability upon us; or

•               we will be able to maintain similar environmental insurance coverage in the future under acceptable terms.

Under our lease, we have agreed to indemnify Hospitality Trust for any environmental liabilities related to travel centers which we lease and which arise during the term of the lease.

Intellectual Property

We own no patents. We have the right to use the name “TravelCenters of America” and other trademarks used by our predecessor which are owned by Hospitality Trust, generally during the term of our lease with Hospitality Trust. We also license certain trademarks used in the operation of our QSRs, and licensed to us generally for periods of five to 20 years. We believe that these trademarks are important to our business, but, without exception, could be replaced with alternative marks without significant disruption in our business.

Employees

As of March 15, 2007, we employed approximately 12,000 people on a full or part time basis.  Of this total, approximately 11,550 were employees at our company operated sites, 400 performed managerial, operational or support services at our headquarters or elsewhere and 50 employees staffed our distribution center.  Except for an aggregate of 22 employees at two sites, all of our employees are non-union.  We believe that our relationship with our employees is satisfactory.

Item 1A.  Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results.  If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our securities could decline. Investors and prospective investors should carefully consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Risks in our business

Our operating margins are narrow.

Our predecessor’s total operating revenues for the year ended December 31, 2006, were $4.8 billion; and our predecessor’s cost of goods sold (excluding depreciation) and operating expenses for the same period totaled $4.5 billion. Fuel sales in particular generate low gross margins. Our predecessor’s fuel sales for the year ended December 31, 2006, were $3.9 billion and our predecessor generated a gross profit on fuel sales of $144 million. A small percentage decline in our future revenues or increase in our future expenses, especially revenues and expenses related to fuel, may have a material adverse effect upon our income or may cause us to experience losses.

An interruption in our fuel supplies would materially adversely affect our business.

To mitigate the risks arising from fuel price volatility, we generally maintain limited inventories of fuel. Accordingly, an interruption in our fuel supplies would materially adversely affect our business. Interruptions in fuel supplies may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, or by national or international conditions, such as government rationing, acts of terrorism, war and the like. Any limitation in available fuel supplies which caused a decline in truck freight shipments or which caused a limit on the fuel we can offer for sale may have a material adverse effect on our sales of fuel and non-fuel products and services or may cause us to experience losses.

Our storage and dispensing of petroleum products create the potential for environmental damages, and compliance with environmental laws may be costly.

Our business is subject to laws relating to the protection of the environment. The travel centers we operate include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damage. As a result, we regularly incur environmental clean up costs. Our predecessor’s balance sheet as of December 31, 2006, included an accrued liability of $10.8 million for environmental remediation costs. Because of the uncertainties associated with environmental expenditures, it is possible that future expenditures could be substantially higher than this amount. Environmental laws expose us to the possibility that we may become liable to reimburse the government or third parties for damages and costs they incur in connection with environmental hazards. We cannot predict what environmental legislation or regulations may be enacted or how existing laws or regulations will be administered or interpreted with respect to our products or activities in the future; more stringent laws, more vigorous enforcement policies or stricter interpretation of existing laws in the future could cause us to experience losses.

In addition, under the lease between us and Hospitality Trust, we have agreed to indemnify Hospitality Trust from all environmental liabilities it may incur arising at any of our travel centers during the term of the lease.

We have limited control of our franchisees.

Ten travel centers which we lease from Hospitality Trust are subleased to franchisees. An additional 13 travel centers are owned and operated by franchisees. The rent and royalties we receive from these franchisees represent a significant part of our net income. For the year ended December 31, 2006, the rent and royalty revenues generated from these franchisee relationships was $10.0 million. Various laws and our existing franchise contracts limit the control we may exercise over our franchisees’ business activities. A failure by our franchisees to pay rents and royalties to us may have a material adverse effect upon our financial results or may cause us to experience losses.

Risks arising from our formation and certain relationships

We have been recently reorganized.

We are a recently reorganized business. Our board and senior management include persons associated with Hospitality Trust and its affiliates and with Reit Management as well as former executives of our predecessor. This management team has no prior experience working together and they may not be able to do so successfully. Although we have implemented a retention bonus plan for our executives who are former employees of our predecessor, we can provide no assurance that we will in fact retain any or all of these persons.

The restructuring of our business prior to the spin off will result in costs and cash outlays which are significantly higher than those of our predecessor and may result in a prolonged period of substantial losses.

On a pro forma basis for the year ended December 31, 2006, we incurred expenses of $176.8 million under the terms of our lease agreement and our management and shared services agreement. This amount is significantly higher than the depreciation, which is a non-cash expense, and interest expenses that were incurred by our predecessor that we will avoid after the spin off transaction. In addition, our lease agreement with Hospitality Trust requires us to make capital expenditures to maintain the travel centers we lease and the expenditures we make for improvements that are in excess of the $125 million that we may draw from Hospitality Trust will either be paid by us directly without reimbursement or, if they are reimbursed by Hospitality Trust, increase our rent expense. These additional expenses and cash outlays may result in future substantial losses and negative cash flow. If we incur material losses or negative cash flow, and these losses or negative cash flows persist over a substantial period of time, we may suffer material negative impacts on our business, including but not limited to our ability to maintain our travel centers and make payments under our lease agreement with Hospitality Properties, and the market price of our common shares may decline substantially.

Our creation was, and our continuing business will be, subject to conflicts of interest with Hospitality Trust and Reit Management.

Our creation was, and our continuing business will be, subject to conflicts of interest, as follows:

•     Two of our directors were trustees of Hospitality Trust at the time we were created.

•               We have five directors, one of whom, Barry M. Portnoy, also is a trustee of Hospitality Trust and the majority owner of Reit Management, one of whom, Arthur G. Koumantzelis, is a former trustee of Hospitality Trust, and one of whom, Thomas M. O’Brien, is a former executive officer of Hospitality Trust.

•               Mr. O’Brien, who serves as our President and Chief Executive Officer, is also an employee of Reit Management. Another Reit Management employee, John R. Hoadley, is our Executive Vice President, Chief Financial Officer and Treasurer. Reit Management is the manager for Hospitality Trust and we purchase services from Reit Management pursuant to our management and shared services agreement.

These conflicts may have caused, and in the future may cause, adverse effects on our business, including:

•               Our lease with Hospitality Trust may be on terms less favorable to us than a lease which was the result of arm’s length negotiations.

•               The terms of our management and shared services agreement with Reit Management may be less favorable to us than could be achieved on an arm’s length basis.

•               Future business dealings between us and Hospitality Trust, Reit Management and their affiliates may be on terms less favorable to us than could be achieved on an arm’s length basis.

•               We may have to compete with Hospitality Trust, Reit Management and their affiliates for the time and attention of Messrs. Portnoy, O’Brien and Hoadley.

Our lease with Hospitality Trust requires that we indemnify Hospitality Trust from various liabilities.

Our lease with Hospitality Trust requires that we pay for, and indemnify Hospitality Trust from, liabilities associated with the ownership or operation of our leased travel centers which may arise during the term of our lease. Accordingly our business will be subject to all our business operating risks and all the risks associated with real estate including:

•               costs associated with uninsured damages, including damages for which insurance may be unavailable or unavailable on commercially reasonable terms;

•     costs and damages arising from pending and future litigation;

•     costs that may be required for maintenance and repair of the travel centers; and

•               costs due to compliance with and changes in laws and other regulations, including environmental laws and the Americans with Disabilities Act.

Our relationships with Hospitality Trust and Reit Management may limit the growth of our business.

In connection with the spin off, we entered agreements which prohibit us from acquiring or financing real estate in competition with Hospitality Trust or other affiliates of Reit Management, unless those investment opportunities are first offered to Hospitality Trust or those other entities.  These restrictions may make it difficult or impossible for us to alter our business strategy to include investments in real estate. Also, because our lease with Hospitality Trust limits our ability to incur debt, ends in 2022 and prohibits ownership of more than 9.8% of our shares by any party, we may be unable to independently finance future growth opportunities.

Ownership limitations and anti-takeover provisions may prevent you from receiving a takeover premium.

Our limited liability company agreement, or LLC agreement, places restrictions on the ability of any person or group to acquire beneficial ownership of more than 9.8% (in number of shares, vote or value, whichever is most restrictive) of any class or series of our equity securities. The terms of our lease with Hospitality Trust and our management and shared services agreement with Reit Management provide that our rights under these agreements may be cancelled by Hospitality Trust and Reit Management, respectively, upon the acquisition by any person or group of more than 9.8% of our voting shares, and upon other change in control events, as defined in those agreements. If the breach of these ownership limitations causes a lease default, shareholders causing the default may become liable to us or to other shareholders for damages. These agreements and other provisions in our limited liability company agreement may increase the difficulty of acquiring control of us by means of a tender offer, open market purchases, a proxy fight or otherwise. Other provisions in our governing documents which may deter takeover proposals include the following:

•     staggered terms for members of our board of directors;

•               the power of our board of directors, without a shareholders’ vote, to authorize and issue additional shares and classes or series of shares on terms that it determines;

•     a 75% shareholder vote and cause requirements for removal of directors; and

•     advance notice procedures with respect to nominations of directors and shareholder proposals.

For any of these reasons, shareholders may be unable to cause a change of control of us or to realize a change of control premium for their common shares.

We may be unable to meet financial reporting and internal control standards for a publicly owned company.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

We may identify material weaknesses in our internal control over financial reporting in the future. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes Oxley Act of 2002, our management will be required to assess the effectiveness of our internal control over financial reporting, and, beginning for the year ending December 31, 2008, we will be required to have our independent registered public accounting firm attest to our management’s assessment and the design and operating effectiveness of our internal control over financial reporting. If our management or our independent registered public accounting firm were to either identify a material weakness or otherwise conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information and the value of our shares could be adversely affected which, in turn, could harm our business, have an adverse effect on our future ability to raise capital and cause the price of our traded securities to decline.

Item 2.  Properties

Our principal executive offices are leased and are located at 24601 Center Ridge Road, Suite 200, Westlake, Ohio 44145-5639. Our distribution center is a leased facility located at 1450 Gould Boulevard, LaVergne,
Tennessee 37086-3535.

As of March 15, 2007, our network consisted of 164 travel centers, 146 of which are leased from Hospitality Trust, two of which we own, three of which are owned by a third party other than Hospitality Trust and leased to or managed by us and 13 of which are owned by our franchisees.  We operate 141 of these travel centers and our franchisees operate 23 of these travel centers. We are constructing one travel center that is expected to be completed in 2007. We have a parcel of land under agreement for acquisition on which we may decide to build an additional facility. Also, we own one site that is closed and held for sale. We regularly evaluate additional properties to add to our network. We can provide no assurance that we will successfully complete the construction, acquisition or sale, as applicable, of any of these travel centers.

Item 3.  Legal Proceedings

On February 27, 2006, Flying J, Inc. and certain of its affiliates filed a lawsuit against a subsidiary of our predecessor and Pilot Travel Centers, LLC and certain of its affiliates in the U.S. District Court for the District of Utah.  Flying J and Pilot are competitors of ours.  Flying J also markets a fuel purchasing credit card to trucking companies.  The Flying J lawsuit claims, in essence, that our predecessor’s subsidiary, which is now our subsidiary, and Pilot have refused to accept the Flying J fuel card, and that such refusal was the result of unlawful concerted action.  Flying J is seeking, among other things, an injunction requiring our predecessor’s subsidiary and Pilot to accept the Flying J fuel card and damages.  We believe that there are substantial factual and legal defenses to Flying J’s claims.  This case is at an early stage and we cannot estimate our ultimate exposure to loss or liability, if any, related to this litigation.

Beginning in mid December 2006, and continuing to the present, a series of class action lawsuits have been filed against numerous companies in the petroleum industry, including our predecessor or its subsidiaries, in United States District Courts in at least 23 states.   Major petroleum companies and significant retailers in the industry have been named as defendants in one or more of these lawsuits.  Our predecessor was named in at least seven cases to date, including cases in the following states:  California, Alabama, New Mexico, Nevada and Missouri. As a result of the restructuring of our predecessor, we may be legally responsible for the actions alleged against our predecessor and its subsidiary.

The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel that was greater than 60 degrees Fahrenheit at the time of sale.   There are two primary theories upon which the plaintiffs seek recovery in these cases.  The first theory alleges that the plaintiffs purchased smaller quantities of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered in non-standard gallons which, at higher temperatures, contain less energy.  The “temperature” cases seek, among other relief, an order requiring the defendants to install temperature correcting equipment on their retail motor fuel dispensing devices, damages, and attorneys’ fees.   The second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by the government from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  The “tax” cases allege that when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap a windfall because the customers pay more tax than the retailer paid. The “tax” cases seek, among other relief, recovery of excess taxes paid and punitive damages.

We believe that there are substantial factual and legal defenses to the theories alleged in these so called “hot fuel” lawsuits.  The cases are at an early stage, with motions to consolidate all the cases with one court pursuant to multi district litigation procedures recently filed, and therefore we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

On November 3, 2006, Great American Insurance Company of New York and Novartis Pharmaceuticals Corporation (“Novartis”) filed a complaint against TA Operating Corporation, TravelCenters of America, Inc., and third party Prime, Inc. in connection with the alleged theft of a tractor trailer operated by Prime which contained certain of Novartis’s pharmaceutical products.  The alleged theft occurred at our Bloomsbury, New Jersey travel center.  Novartis seeks damages up to or exceeding $30 million together with interests and costs, attorneys’ fees and disbursements.  On January 5, 2007, our predecessor, TravelCenters of America, Inc., answered Novartis’ complaint and asserted a cross claim for contribution and indemnification against Prime.  As a result of the restructuring of our predecessor, we may be responsible for any acts of our predecessor alleged in this allegation. We believe that there are substantial defenses to these claims and that any liability arising from this matter may be covered by one or more of our existing insurance policies.

We are involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. Except for the litigation described above, we believe that we are not now involved in any litigation which, individually or in the aggregate, could have a material adverse affect on our business, financial condition, results of operations or cash flows.

We are involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. Except for the litigation described above, we believe that we are not now involved in any litigation which, individually or in the aggregate, could have a material adverse affect on our business, financial condition, results of operations or cash flows. On December 7, 2005, the Internal Revenue Service, or IRS, seized approximately $5.3 million from our bank account pursuant to a seizure warrant alleging that these funds were proceeds of alleged illegal gambling operations conducted by a game vendor of ours in space leased from us at three of our travel centers in Maryland. A complaint for forfeiture was filed by the Maryland U.S. Attorney's Office, and we filed a statement of interest in the seized funds and an answer denying liability.  Due to our loss of control over these funds, we expensed as an operating expense the full amount seized in December 2005.  In December 2006, we reached a settlement agreement with the IRS under which $1.3 million of the seized funds will be returned to us and we forfeited all interest in the remaining seized funds without an admission of liability.  We recognized a receivable and a reduction of operating expenses of $1.3 million in December 2006 and received the funds in March 2007.  As part of our agreement with the game vendor, the vendor indemnified us against losses such as those we have incurred, but it is uncertain whether we will be able to recover all or a portion of our losses from the game vendor and a receivable for any indemnification proceeds has not been recognized.

Item 4.  Submission of Matters to a Vote of Security Holders

On October 26, 2006, acting by a unanimous consent in lieu of a special joint meeting of our directors and sole shareholder, our shareholder authorized us to take actions in connection with the preparation and filing of our Registration Statement on Form S-1 and other matters related to our spin off from Hospitality Trust, the appointment of our transfer agent and registrar, the approval of our application for listing on the American Stock Exchange, or AMEX, and other various administrative matters relating to the foregoing.

PART II

Item 5.  Market for Our Common Equity and Related Stockholder Matters

Market information.  Our outstanding common shares were distributed by Hospitality Trust by a declaration and payment of a distribution to its common shareholders.  Our common shares were first traded on AMEX (symbol: TA) on January 29, 2007, on a “when issued” basis and have traded “regular way” on the AMEX since February 1, 2007.

Holders.  As of March 15, 2007, there were 910 shareholders of record, and we estimate that as of such date there were in excess of 60,000 beneficial owners of our common shares.

Dividends.  We have never paid or declared any cash dividends on our common shares.  At present, we intend to retain our future earnings, if any, to fund the development and growth of our business.  Our future decisions concerning the payment of dividends on the common shares will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors as the board of directors, in its discretion, may consider relevant.

Recent sales of unregistered securities.  The only securities sold by us to date were the common shares we sold for nominal consideration to Hospitality Trust prior to the distribution of all of our shares in the spin off. No underwriters were used in the foregoing transaction. The sale to Hospitality Trust was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering. The distribution of our shares in the spin off was completed pursuant to an effective registration statement under the federal securities laws.

Item 6.  Selected Financial Data

Since our formation on October 10, 2006, and until the completion of the spin off, we had no operations, revenues, expenses, liabilities or assets except the nominal initial capitalization provided by Hospitality Trust.

TravelCenters of America, Inc. is considered to be our predecessor under applicable rules and regulations of the SEC. The Hospitality Trust acquisition, related restructuring and the spin off caused our assets, liabilities, financial position, results of operations and cash flows to be materially different than those of our predecessor. The most significant of these differences include the facts that TravelCenters of America, Inc.:

•     had substantial indebtedness;

•     owned a substantial amount of real property; and

•     operated as a private company;

whereas we:

•     have no funded debt;

•     lease most of our travel centers from Hospitality Trust; and

•     operate as a publicly traded company subject to SEC regulation.

Among other things, these differences will cause us to incur substantial expenses which were not incurred by our predecessor, for example, rent payments to Hospitality Trust and costs associated with operating as a public company, while allowing us to avoid the interest and depreciation expenses our predecessor historically incurred. For all of these reasons, the historical financial information of our predecessor is not indicative of our future financial position, results of operations or cash flows.

The following table presents selected historical financial information of our predecessor for each of the last five fiscal years. The information set forth below with respect to fiscal years 2004, 2005 and 2006 was derived from, and should be read in conjunction with, the audited consolidated financial statements of our predecessor included elsewhere in this Annual Report on Form 10-K. The information set forth below with respect to the fiscal years 2002 and 2003 was derived from audited consolidated financial statements of our predecessor that are not included in this Annual Report on Form 10-K.  The following information should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Results of Operations—Our Predecessor” and our pro forma financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2003	2004(1)	2005(2)	2006
	(In thousands, except per share data and site counts)
Income Statement Data:
Revenues:
Fuel	$1,237,989	$1,513,648	$1,959,239	$3,231,853	$3,905,128
Non-fuel	617,342	649,502	707,958	833,500	868,380
Rent and royalties	15,539	13,080	10,667	9,943	10,006
Total revenues	1,870,870	2,176,230	2,677,864	4,075,296	4,783,514
Income from operations	51,937	59,977	69,285	86,324	95,542
Net income (loss)	1,271	8,891	14,862	(2,095)	31,033
Income (loss) from continuing operations per common share:
Basic	$0.18	$1.32	$2.14	$(0.30)	$4.47
Diluted	$0.18	$1.26	$2.04	$(0.30)	$4.09

Balance Sheet Data (end of period):
Total assets	$660,767	$650,567	$897,729	$939,704	$995,592
Long term debt (net of unamortized discount)	523,934	502,033	682,892	675,638	668,734
Redeemable equity	681	1,909	1,864	1,935	13,403
Other Operating Data:
Total diesel fuel sold (in thousands of gallons)	1,349,741	1,341,125	1,338,020	1,575,460	1,645,958
Total gasoline sold (in thousands of gallons)	160,560	191,104	182,921	195,946	204,307
Number of sites (end of period):
Company operated sites	122	126	138	139	140
Franchisee operated sites	20	14	12	10	10
Franchisee owned and operated sites	10	10	10	11	13
Total network sites	152	150	160	160	163

Notes to Selected Financial Data

(1)               Includes the operating results of 11 sites our predecessor acquired on December 1, 2004, beginning on the acquisition date.

(2)               In connection with a refinancing our predecessor completed during 2005, our predecessor recognized expenses of $39,566.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed in October 2006 as a Delaware limited liability company. We were formed as a 100% owned subsidiary of Hospitality Trust to succeed to the operating business of TravelCenters of America, Inc. which we refer to as our predecessor and which Hospitality Trust acquired on January 31, 2007. Until January 31, 2007, we operated as a shell company subsidiary of Hospitality Trust.

Because of the restructuring and spin off, the historical financial information of our predecessor is not indicative of our future financial position, results of operations or cash flows. You should read the following discussion in conjunction with our historical and pro forma financial statements and the financial statements of our predecessor included elsewhere in this Annual Report on
Form 10-K.

Our revenues and income are subject to potentially material changes as a result of the market prices of diesel fuel and gasoline, as well as the availability of these products. These factors are subject to the worldwide crude oil supply chain, which historically has incurred shocks as a result of, among other things, severe weather, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment. Over the past few years there has been a significant increase in the cost of diesel fuel and gasoline as crude oil demand increased during the economic recovery in the United States and events such as Hurricane Katrina affected the supply system. These significant increases in our costs for these products can largely be passed on to our customers, but the volatility in the crude oil and refined products markets can result in shorter term negative effects on our profitability. We expect that the crude oil and refined product markets will continue to be volatile and that prices for these products will remain at historically high levels for the foreseeable future. We do not expect that this price volatility will have a significant effect on our results in the foreseeable future. Likewise, while we at times experience short term product availability issues in limited areas of the country, we do not expect a material effect on our results of operations from these supply disruptions.

Composition of our Network

The changes in the number of sites within our network and in their method of operation (company operated, franchisee operated or franchisee owned and operated) are significant factors influencing our results of operations. The following table summarizes the changes in the composition of our predecessor’s network from December 31, 2003 through December 31, 2006:

	Company Operated Sites	Franchisee Operated Sites	Franchisee Owned and Operated Sites	Total Sites
Number of sites at December 31, 2003	126	14	10	150

2004 Activity:
New sites	12	—	—	12
Sales of sites	(2)	—	—	(2)
Conversions of leased sites to company operated sites	2	(2)	—	—
Number of sites at December 31, 2004	138	12	10	160

2005 Activity:
New Sites		—	1	1
Sales of sites	(1)	—	—	(1)
Conversions of leased sites to company operated sites	2	(2)	—	—
Number of sites at December 31, 2005	139	10	11	160

2006 Activity:
New sites	1	—	2	—
Number of sites at December 31, 2006	140	10	13	163

In March 2007, we completed construction of and opened for business a new company operated travel center.  During 2006, our predecessor entered into an agreement with a prospective franchisee under which we expect to add one franchisee owned and operated location to our network in the second quarter of 2007.

Historical Results of Operations for Our Predecessor

For the years ended December 31, 2004, 2005, and 2006, our predecessor’s revenues and gross profit were as follows:

	Year Ended December 31,
	2004	2005	2006

Revenues:
Fuel	73.2%	79.3%	81.6%
Non-fuel	26.4%	20.5%	18.2%
Rent and royalties	0.4%	0.2%	0.2%
Total revenues	100.0%	100.0%	100.0%
Gross profit (excluding depreciation):
Fuel	19.2%	20.6%	21.8%
Non-fuel	78.8%	77.8%	76.7%
Rent and royalties	2.0%	1.6%	1.5%
Total gross profit (excluding depreciation)	100.0%	100.0%	100.0%

Same Site Results Comparisons

As part of the discussion and analysis of our predecessor’s operating results we refer to increases and decreases in results on a same site basis. For purposes of these comparisons, a travel center is included in same site comparisons only for the period for which it was open for business under the same method of operation (company operated, franchisee operated or franchisee owned and operated) in both years being compared. Travel centers are not excluded from the same site comparisons as a result of expansions in their square footage or in the services offered.

Relevance of Fuel Revenues and Fuel Volumes

Due to market pricing of fuel products and the pricing arrangements with fuel customers, fuel revenue is not a reliable metric for analyzing our predecessor’s results from period to period. As a result solely of changes in crude oil and refined products market prices, our fuel revenue may increase or decrease significantly, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in gross profit per gallon. We consider fuel volumes to be a better measure of comparative performance than fuel revenues.

Year ended December 31, 2006 Compared to Year ended December 31, 2005

Revenues.  Our predecessor’s revenues for the year ended December 31, 2006, were $4,783.5 million, which represents an increase from the year ended December 31, 2005, of $708.2 million, or 17.4%, that was primarily attributable to an increase in fuel revenue.

Fuel revenue for the year ended December 31, 2006, increased by $673.3 million, or 20.8%, as compared to the same period in 2005. The increase was principally the result of increased average selling prices for both diesel fuel and gasoline, but also resulted from increases in sales volumes for both diesel fuel and gasoline. Average diesel fuel and gasoline sales prices for the year ended December 31, 2006, increased by 15.6% and 16.3%, respectively, as compared to 2005, reflecting increased worldwide demand and political unrest in oil producing regions of the world. Our predecessor’s diesel fuel and gasoline sales volumes for the year ended December 31, 2006, increased 4.5% and 4.3%, respectively, as compared to the same period in 2005. For the year ended December 31, 2006, our predecessor sold 1,646.0 million gallons of diesel fuel and 204.3 million gallons of gasoline, as compared to 1,575.5 million gallons of diesel fuel and 195.9 million gallons of gasoline for the year ended December 31, 2005. The diesel fuel sales volume increase of 70.5 million gallons resulted from a 7.7% increase in same site diesel fuel sales volumes and a net increase in sales volumes at company operated sites added to or eliminated from the network during 2005 and 2006, somewhat offset by a decrease in wholesale diesel fuel sales volumes. The gasoline sales volume increase of 8.4 million gallons was primarily attributable to a 3.4% increase in same site gasoline sales volumes and a net increase in sales volumes at company operated travel centers added to or eliminated from the network during 2005 and 2006, somewhat offset by a 3.2 million gallon, or 96.7% decrease in wholesale gasoline sales volumes. We believe the same site diesel fuel and gasoline sales volume increases resulted from our predecessor’s fuel marketing strategies as well as its strong non-fuel products and services offerings.  Fuel revenues were 81.6% of our predecessor’s total revenues for 2006 as compared to 79.3% for 2005, principally as a result of higher fuel prices in 2006.

Non-fuel revenues for the year ended December 31, 2006, of $868.4 million included an increase of $34.9 million, or 4.2%, as compared to the same period in 2005. The increase was the result of a 3.6% increase in same site non-fuel revenues and the increased sales at company operated travel centers added to our predecessor’s network in 2005 and 2006. We believe the same site increase reflected increased customer traffic resulting, in part, from the capital improvements that our predecessor made to its travel centers and also from our predecessor’s fuel marketing strategy.  Non-fuel revenues were 18.2% of our predecessor’s total revenues for 2006 as compared to 20.5% for 2005, principally as a result of higher fuel prices in 2006.

Rent and royalty revenues for the year ended December 31, 2006, increased $0.1 million, or 0.6%, as compared to the same period in 2005. This was attributable to the offsetting effects of rent and royalty revenue lost as a result of the conversions of two leased sites to company operated sites during 2005, the initial and continuing franchise fees related to three franchisee owned and operated sites added to the network in 2005 and 2006, and increases in both rent and royalty revenues on a same site basis. Royalty revenue increased 2.7% on a same site basis and there was a 3.9% increase in same site rent revenue.

 Cost of goods sold (excluding depreciation). Cost of goods sold for the year ended December 31, 2006, was $4,123.4 million, an increase of $672.7 million, or 19.5%, as compared to the same period in 2005 that was primarily attributable to an increase in fuel cost.

Fuel cost for the year ended December 31, 2006, increased by $659.1million, or 21.2%, as compared to the same period in 2005. The increase was attributable principally to increased market prices for our predecessor’s purchases of diesel fuel and gasoline, but also resulted from the increases in sales volumes for both diesel fuel and gasoline as described above. Average diesel fuel and gasoline purchase prices for the year ended December 31, 2006, increased by 15.9% and 17.9%, respectively, as compared to the same period in 2005, reflecting increases in commodity prices that were attributable to higher crude oil costs due to increased worldwide demand and political unrest in oil producing regions of the world.

Non-fuel cost of goods sold for the year ended December 31, 2006, of $361.9 million included an increase of $13.6 million, or 3.9%, as compared to the same period in 2005. This increase was primarily attributable to the increased level of non-fuel sales described above.

Site level operating expenses.   Site level operating expenses included the direct expenses of company operated sites and the ownership costs of franchisee operated sites.  Our predecessor’s site level operating expenses increased by $6.4 million, or 1.6%, to $415.9 million for the year ended December 31, 2006, compared to $409.5 million for the same period in 2005. This increase resulted from a $16.7 million, or 4.2% increase on a same site basis and a net increase resulting from company operated travel centers added to or eliminated from our predecessor’s network during 2005 and 2006, which increases were somewhat offset by a $4.4 million net reduction of operating expense recognized in June 2006 upon the settlement of certain claims as described below under the heading “Other income (expenses), net” and a $1.3 million reduction of expenses recognized in December 2006 resulting from the final settlement with the government in connection with the 2005 seizure of funds by the government in a legal dispute concerning revenues we received from a vendor operating certain video games alleged by the government to be illegal gambling devices. During 2005, our predecessor recognized expense of $5.3 million in connection with the seizure. The same site increase was primarily related to the increased costs necessary to support the increased level of non-fuel sales and also reflected higher credit card transaction fees associated with increases in fuel costs and an increase in energy costs. On a same site basis, site level operating expenses as a percentage of non-fuel revenues for the year ended December 31, 2006 were 49.6%, compared to 49.4% for the same period in 2005, reflecting the effects of increased credit card transaction fees and utility costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses included corporate overhead and administrative costs and for the year ended December 31, 2006, were $61.3 million, representing a $8.3 million, or 15.6% increase from the same period in 2005 that was primarily attributable to personnel costs and share based compensation expense. Personnel costs for the year ended December 31, 2006 increased $3.8 million over the same period in 2005 due to both increases in the number of employees and salary increases.  Share based compensation expense for the year ended December 31, 2006, increased by $3.0 million over the same period of 2005. The increased level of share based compensation expense in 2005 as compared to 2006 resulted from the number of performance stock options that vested in the 2006 period in combination with an increase in the estimated value of those options.

Real estate lease rent expense. Real estate lease rent expense for the year ended December 31, 2006 was $11.0 million as compared to $10.9 million for the year ended December 31, 2005. This increase of $0.1 million, or 1.2% was primarily due to increases in rents upon exercise of renewal options.

Depreciation and amortization expense.   Depreciation and amortization expense for the year ended December 31, 2006, was $71.9 million, as compared to $65.0 million for the same period in 2005, an increase of $6.9 million, or 10.6%. This increase resulted from our predecessor’s investments in additional depreciable assets in 2005 and 2006 and an increased level of asset abandonments during 2006 that was largely related to two sites that were razed in preparation for rebuilding.

Merger and refinancing expenses.   During the year ended December 31, 2006, our predecessor recognized a charge of $4.9 million related to expenses incurred in marketing itself for sale, primarily costs related to debt financings that were not pursued to completion.

Gain on asset sales.  For the year ended December 31, 2006, the gain on asset sales of $0.5 million primarily was generated from the sale of excess land, while the gain on asset sales of $0.2 million for the year ended December 31, 2005, primarily was generated from the sale of one company operated travel center.

Income from operations.   Our predecessor generated income from operations of $95.5 million for the year ended December 31, 2006, compared to income from operations of $86.3 million for the same period in 2005. This increase of $9.2 million, or 10.7%, was primarily the result of the increased gross profit that resulted from increased fuel and non-fuel sales volumes and increased fuel margin per gallon and non-fuel gross profit percentage. The increased gross profit was somewhat offset by increased operating expenses.

Other income (expense), net.   In 2006 our predecessor reached settlements of two claims made in connection with transactions that occurred in 2000. Our predecessor incurred $1.2 million of expenses in the 2006 period prior to the settlement in pursuit of these claims. As a result of the settlements, which totaled $6.9 million, our predecessor recognized $5.6 million as a reduction of operating expenses because it represented the recovery of related expenses that had been incurred in 2006 and prior years. The remaining $1.3 million of the settlement amounts represented a gain on claim settlements and was recognized in non-operating income. During the year ended December 31, 2005, our predecessor incurred $39.6 million of expenses in connection with a refinancing and recognized a gain on sale of investment of $2.0 million in 2005. This gain was related to the 2004 sale of an equity investment and was recognized in 2005 when the last portion of sales proceeds was released from escrow as a result of the resolution of certain contingencies.

Interest and other financial costs, net.   Interest and other financial costs, net, for the year ended December 31, 2006, of $47.5 million decreased by $1.0 million, or 2.1%, compared to the same period in 2005. This decrease resulted from a reduction in our predecessor’s weighted average effective borrowing rates as a result of its June 2005 refinancing.

Income taxes.   Our predecessor’s effective income tax rates for the years ended December 31, 2005 and 2006, were 1,079.0% and 37.1%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes partially offset by the benefit of certain tax credits and for 2005, the effect of the nondeductibility of a $5.3 million charge described above in “Site level operating expenses.” The difference in these effective tax rates between the 2006 period and the 2005 period was primarily the result of changes in effective state tax rates and the effect of the nondeductibility of the $5.3 million charge in 2005.  As a result of our predecessor’s near break even pre-tax income for 2005 of $0.2 million, the nondeductibility of the $5.3 million charge that was expensed in arriving at the pre-tax income had a much larger relative effect on the effective tax rate in 2005 than would have been the case in 2006 when the pre-tax income was $49.3 million.

Year ended December 31, 2005 Compared to Year ended December 31, 2004

Revenues.   Our predecessor’s revenues for 2005 were $4,075.3 million, which represented an increase from 2004 of $1,397.4 million, or 52.2%, that was the result of increases in both fuel revenue and non-fuel revenues. The fuel and non-fuel revenue increases are in part the result of the addition of eleven travel centers acquired in December 2004 and in part the result of factors described below.

Fuel revenue for 2005 increased by $1,272.6 million, or 65.0%, as compared to 2004. The increase was principally from increased average selling prices for both diesel fuel and gasoline. These prices increased by 43.7% and 28.2%, respectively, as compared to 2004, reflecting increases in commodity prices resulting from higher crude oil costs due to increased worldwide demand, refinery outages and other refined petroleum product supply disruptions, including the effects of hurricanes Katrina and Rita in late 2005. Diesel fuel and gasoline sales volumes for 2005 increased 17.7% and 7.1%, respectively, as compared to 2004. In 2005, our predecessor sold 1,575.5 million gallons of diesel fuel and 195.9 million gallons of gasoline, as compared to 1,338.0 million gallons of diesel fuel and 182.9 million gallons of gasoline sold in 2004. The diesel fuel sales volume increase of 237.4 million gallons primarily resulted from a 115.4 million gallon net increase in sales volume at travel centers that our predecessor added to or eliminated from its network during 2004 and 2005, and a 9.3% increase in same site diesel fuel sales volumes. Our predecessor also increased sales volume of wholesale diesel fuel in 2005 by 18.8 million gallons, or 20.6%, over the 2004 level. The gasoline sales volume increase of 13.0 million gallons, or 7.1%, was primarily attributable to a 14.8 million gallon net increase in sales volumes at company operated travel centers our predecessor added to or eliminated from its network during 2004 and 2005, and a 0.2% increase in same site gasoline sales volumes, partially offset by a 2.4 million gallon decrease in wholesale gasoline sales volumes. We believe the same site diesel fuel sales volume increase resulted from an expanded freight market in 2005 and our predecessor’s fuel marketing strategies, somewhat offset by an increase in the level of freight carried by train instead of truck and an increase in trucking fleets’ self fueling at their own terminals due to wide fluctuations in, and high levels of, diesel prices in 2005. Our predecessor believed the same site increase in gasoline sales volume resulted primarily from increased motorist visits to our travel centers as a result of our predecessor’s more aggressive retail gasoline pricing program as well as site improvements made as part of our predecessor’s capital investment program, partially offset by the negative effects on motorist purchases caused by the high prices and the supply disruptions resulting from hurricanes Katrina and Rita in late 2005. We believe the decreases in wholesale sales volumes for both diesel and gasoline resulted from the volatility in commodity prices during 2005, coupled with the high level of commodity prices and our predecessor’s decision to be less active in wholesale gasoline sales. Fuel revenues were 79.3% of our predecessor’s total revenues for 2005 as compared to 73.2% for 2004, principally as a result of higher fuel prices.

Non-fuel revenues for 2005 of $833.5 million reflected an increase of $125.5 million, or 17.7%, as compared to 2004. The increase was primarily attributable to the $73.3 million net increase in sales at the company operated travel centers our predecessor added to or eliminated from its network during 2004 and 2005 and also was attributable to a 7.3% increase in same site non-fuel revenues. We believe the same site increases reflected increased customer traffic resulting, in part, from the capital improvements that our predecessor made to upgrade its travel centers, from an expanded freight market and from our predecessor’s competitive fuel marketing strategies. Non-fuel revenues were 20.5% of our predecessor’s total revenues for 2005 as compared to 26.4% for 2004, principally as a result of higher fuel prices.

Rent and royalty revenues for 2005 decreased $0.7 million, or 6.8%, as compared to 2004, attributable to the rent and royalty revenue lost as a result of the conversions of four leased travel centers to company operated travel centers during 2004 and 2005. This decrease was partially offset by a 5.3% increase in same site royalty revenue and a 3.6% increase in same site rent revenue.

Cost of goods sold (excluding depreciation).  Cost of goods sold for 2005 were $3,450.8 million, which represents an increase from 2004 of $1,303.8 million, or 60.7%, that was primarily attributable to an increase in fuel cost.

Fuel cost for 2005 increased by $1,245.4 million, or 67.1%, as compared to 2004. The increase was attributable principally to increased market prices for our predecessor’s purchases of diesel fuel and gasoline, but also resulted from the increases in sales volumes for both diesel fuel and gasoline that were described above. Average diesel fuel and gasoline purchase prices for 2005 increased by 45.6% and 29.3%, respectively, as compared to 2004, reflecting increases in commodity prices that were attributable to higher crude oil costs due to increased worldwide demand and political unrest in oil producing regions of the world and supply disruptions caused by hurricanes Katrina and Rita.

Non-fuel cost of goods sold for 2005 of $348.3 million included an increase of $58.4 million, or 20.1%, as compared to 2004. This increase is primarily attributable to the increased level of non-fuel sales described above.

Site level operating expenses.  Site level operating expenses increased by $63.2 million, or 18.2%, to $409.5 million for 2005 compared to $346.3 million for 2004. This increase was primarily attributable to a net increase resulting from travel centers that our predecessor added to or eliminated from its network during 2004 and 2005, and a 4.0% increase on a same site basis. The increase was also due in part to a $5.3 million charge our predecessor recorded in 2005 in connection with a seizure of funds by the government in a legal dispute concerning revenues we received from a vendor operating certain video games alleged by the government to be illegal gambling devices.

Selling, general and administrative expenses.  Selling, general and administrative expenses for 2005 were $53.1 million, which reflected a $9.9 million, or 22.9%, increase from 2004 that was primarily attributable to stock compensation costs. Stock compensation expense for 2005 was $8.9 million, primarily related to the vesting of performance stock options. Stock compensation expense for 2004 was $0.1 million. The remaining $1.0 million increase was primarily due to increased personnel costs, partially resulting from the addition of sites in late 2004.

Depreciation and amortization expense.   Depreciation and amortization expense for 2005 was $65.0 million, compared to $58.8 million for 2004, an increase of $6.2 million, or 10.6%, that was primarily due to travel centers acquired in December 2004, as well as other capital additions purchased in 2004 and 2005.

Real estate lease rent expense.  Real estate lease rent expense for the year ended December 31, 2005 was $10.9 million as compared to $15.9 million for the year ended December 31, 2004. This decrease of $5.0 million, or 31.4% was primarily due to the termination, effective December 1, 2004, of the master lease agreement under which our predecessor leased eight travel centers at an expense for the first eleven months of 2004 of $5.1 million. At the termination of this lease, our predecessor acquired the related assets.

(Gain) loss on asset sales.   For 2005, gain on asset sales of $0.2 million arose primarily from the sale of a travel center and excess land, while gain on asset sales of $2.5 million for 2004 was generated primarily from the sale of two company operated travel centers, one closed travel center and our predecessor’s fractional shares of three aircraft.

Income from operations.  Our predecessor generated income from operations of $86.3 million for 2005, compared to income from operations of $69.3 million for 2004. This increase of $17.0 million, or 24.6%, as compared to 2004 was primarily attributable to the increased level of gross margin which was partially offset by the increased level of expenses, especially stock compensation expense and the write off related to funds seized by the government as described above.

Other income (expense), net.   Until April 2004, our predecessor owned 21.5% of an equity investee and recognized $0.2 million in 2004 as its equity share of the investee’s earnings. There were no such investees in 2005. Our predecessor’s gain on sale of investment of $2.0 million for 2005 resulted from the 2004 sale of an equity investment. During 2004, a gain of $1.6 million was recognized when the transaction closed, and an additional gain was recognized in 2005 when the last portion of sales proceeds was released from escrow as a result of the resolution of certain contingencies. For 2005, our predecessor recognized $39.6 million of debt extinguishment and refinancing expenses in connection with refinancing transactions in that year. For 2004, our predecessor recognized $1.7 million of debt extinguishment and refinancing expenses in connection with 2004 refinancing transactions.

Interest and other financial costs, net.   Interest and other financial costs, net, for 2005 increased by $2.5 million, or 5.3%, compared to 2004. This increase primarily resulted from the increased level of interest rates in 2005 as compared to 2004.

Income taxes.   Our predecessor’s effective income tax rates for the years ended December 31, 2004 and 2005 were 36.3% and 1,079.0%, respectively. These rates differed from the federal statutory rate due primarily to state and foreign income taxes partially offset by the benefit of certain tax credits and, for 2005, the effect of the nondeductibility of the $5.3 million charge resulting from the seizure of funds by the government. The difference in these effective tax rates between 2005 and 2004 was primarily the result of changes in effective state tax rates and the effect of the nondeductibility of the $5.3 million charge in 2005.  As a result of our predecessor’s near break even pre-tax income for 2005 of $0.2 million, the nondeductibility of the $5.3 million charge that was expensed in arriving at the pre-tax income had a much larger relative effect on the effective tax rate in 2005 than would have been the case in 2004 when the pre-tax income was $23.3 million.

Rip Griffin Acquisition – Pro Forma Information

On December 1, 2004, our predecessor acquired from Rip Griffin Truck Service Center, Inc. the assets related to eleven travel centers.  The results from these eleven sites were included in our predecessor’s results, as discussed above, from that date.  The following unaudited pro forma information presents our predecessor’s results of operations as if the acquisition of the Rip Griffin sites had taken place on January 1, 2004.

Year Ended December 31, 2004
(in Millions of Dollars)

Total revenue	$2,880.0
Gross profit	$577.9
Income before extraordinary item and accounting change	$18.1
Net income	$18.1

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 2004, or that may result in the future.

Critical Accounting Policies of Our Predecessor

The preparation of our predecessor’s financial statements in accordance with accounting principles generally accepted in the U.S. required our predecessor to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The critical accounting policies employed by our predecessor in the preparation of its consolidated financial statements are those which involve allowances for doubtful accounts and notes receivable, asset impairment, reserves for self insurance, environmental liabilities, income tax accounting and recognition of stock compensation expense.

Our predecessor maintained its allowances for doubtful accounts and notes receivable based on historical payment patterns, aging of accounts receivable, periodic review of customers’ financial condition, and actual write off history. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Our predecessor’s accounting policies required recording impairment losses on long lived assets to reduce the carrying value of certain assets to their fair value. This could occur under our predecessor’s policies in two types of cases: (1) when assets were used in operations, events and circumstances indicated that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets were less than the carrying value of those assets; and (2) when assets were to be disposed of and their carrying value exceeded the estimated fair value of the asset less the estimated cost to sell the asset. Estimated cash flows were based on historical results adjusted to reflect the best estimate of future market and operating conditions. The estimates of fair value represent the best estimate based on industry trends and reference to market rates and transactions.

Our predecessor has not recognized an impairment charge with respect to any of its intangible assets. Our predecessor assessed goodwill for impairment; for these purposes, our predecessor determined that it was one reporting unit and that the estimated fair value of that reporting unit, based on a discounted cash flow analysis, exceeded its carrying value. With respect to trademark intangible assets, the estimated fair value, based on a discounted cash flow analysis, exceeded the carrying value. A number of assumptions and methods are used in preparing the valuations underlying these impairment tests, including estimates of future cash flows and discount rates. Applying significantly different assumptions or valuation methods could result in different results of these impairment tests. Similarly, defining the reporting unit differently could lead to a different result for goodwill. The goodwill and trademark intangible assets were assessed for impairment annually as of January 1 of each year.

Our predecessor was partially self insured with respect to general liability, workers’ compensation, motor vehicle and group health benefits claims up to certain stop loss amounts ranging from $100,000 to $500,000. Provisions established under these partial self insurance programs were made for both estimated losses on known claims and claims incurred but not reported, based on claims histories. The most significant risk of this methodology is its dependence on claims histories, which is not always indicative of future claims. To the extent an estimate is inaccurate, expenses and net income will be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. For the years ended December 31, 2004, 2005 and 2006, our predecessor’s aggregate provisions amounted to $25.3 million, $25.8 million, and $26.1 million, respectively. For the years ended December 31, 2004, 2005 and 2006, our predecessor paid $23.9 million, $25.4 million and $27.5 million, respectively, on claims related to these partial self insurance programs. At December 31, 2005 and 2006, our predecessor’s aggregated liability related to these partial self insurance programs was $12.2 million and $10.8 million, respectively, which our predecessor believed was adequate to cover both reported and incurred but not reported claims.

Our predecessor established or adjusted environmental contingency reserves when the responsibility to remediate became probable and the amount of associated costs was reasonably determinable.

As part of the process of preparing its consolidated financial statements, our predecessor was required to estimate income taxes in each of the jurisdictions in which it operated. The process involved estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for financial statement and tax purposes. These timing differences resulted in deferred tax assets and liabilities, which were included in our predecessor’s consolidated balance sheet. Our predecessor was required to record a valuation allowance to reduce its deferred tax assets if it was not able to conclude that it was more likely than not these assets would be realized.

Any or all of these policies, applied in the future with the benefit of additional facts or better estimates which were not known or available at the time the various required evaluations were made, could result in revisions to estimated liabilities, adjustments to reduce assets to their fair value or recognition of expenses.

The critical accounting policies of our predecessor described above are also our critical accounting policies. Accounting for leases is an additional critical accounting policy of ours.  Each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital lease or an operating lease. The classification of a lease as capital or operating affects whether and how the transaction is reflected in our balance sheet, as well as our recognition of rental payments as rent or interest expense. These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a leased property, appropriate discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases. These policies involve significant judgments based upon our experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, and salvage or residual values.  In the future we may need to revise our assessments to incorporate information which is not known at the time of our previous assessments, and such revisions could increase or decrease our depreciation expense related to properties that we lease, result in the classification of some of our leases as other than operating leases or decrease the carrying values of some of our assets.

Our predecessor was also reliant upon other accounting policies which it considered critical, but which we believe are unlikely to have continuing importance to us, including policies regarding accounting for agreements under which certain members of our predecessor’s management purchased shares of our predecessor’s stock which was subject to redemption under certain conditions and for options to purchase our predecessor’s stock which were granted to certain members of our predecessor’s management. Each of these accounting policies was complicated by the fact that our predecessor’s stock was privately held, subjecting the related accounting to subjective valuation estimates.

Change in Accounting Principle

Effective January 1, 2006, our predecessor adopted Statement of Financial Accounting Standards (FAS) No. 123(R), “Share-Based Payment” (FAS 123R), which replaced FAS No. 123, “Accounting for Stock based Compensation,” and superseded Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” FAS 123R requires compensation cost relating to share based payment transactions be recognized in the financial statements. Our predecessor adopted FAS 123R using the prospective approach; accordingly, prior periods were not restated. There was no effect on our predecessor’s balance sheet or results of operations as a result of the adoption of FAS 123R. Prior to January 1, 2006, our predecessor measured compensation costs related to share based payments under APB 25, as permitted by FAS 123, and provided pro forma disclosure in the notes to financial statements as required by FAS 123 and FAS 148. FAS 123R does not allow the pro forma disclosure previously permitted by FAS 123.

Under APB 25, our predecessor accounted for employee share options using the intrinsic value method of accounting. For share options that vested based on the passage of time, no share based compensation cost was reflected in our predecessor’s consolidated statements of operations because for all of such options the exercise price equaled the estimated market value of the underlying share on the date of grant. For share options that vested based on attaining specified financial return performance targets, no share based compensation cost was reflected in our predecessor’s consolidated statements of operations until such time as attaining of the targets was determined to be probable, which was not the case for the options granted under the 2001 stock plan until the fourth quarter of 2005. Our predecessor has not granted options since the adoption of FAS 123R, but in April 2006 it modified certain outstanding options and, accordingly, began accounting for these modified options as prescribed by FAS 123R. As a result, our predecessor has recognized share based compensation expense with respect to these modified stock options in the financial statements for the year ended December 31, 2006.

Recently Issued Accounting Pronouncements

FIN 48.   In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this guidance, a benefit can be recognized with respect to a tax position only if it is more likely than not that the position will be sustained upon examination. In such cases, the tax position is to be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We are in the process of evaluating what, if any, effect adoption of FIN 48 will have on our financial statements, but do not expect that the effect will be material to our financial position, results of operations or cash flows when FIN 48 is adopted effective January 1, 2007.

SAB 108.  In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method  that focuses on the period end balance sheet.  SAB 108 was effective for us and our predecessor on December 31, 2006.  There was no material impact on our or our predecessor’s financial statements as a result of adopting SAB 108.

FAS 157.   In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). FAS 157 is effective for fiscal years beginning after November 15, 2007. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. We are in the process of evaluating what, if any, effect adoption of FAS 157 may have on our financial statements when FAS 157 is adopted effective January 1, 2008.

FAS 159.  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159).  FAS 159 is effective for fiscal years beginning after November 15, 2007.  FAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis.  FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities.  We are in the process of evaluating what, if any, effect adoption of FAS 159 may have on our financial statements when FAS 159 is adopted effective January 1, 2008.

Liquidity and Capital Resources

Our predecessor’s historical cash flows are not indicative of what we anticipate our future cash flows will be. On a historical basis our predecessor’s expenditures, including those for debt service, capital expenditures and working capital, were provided by its operating cash flow as supplemented from time to time by borrowings under its revolving credit facility. As a result of the restructuring and spin off, our principal liquidity requirements will be to meet our operating expenses, including rent to Hospitality Trust, our capital expenditures and our working capital requirements.

Our sources of liquidity to meet these requirements will be our operating cash flow, our cash balance and our ability to draw capital improvement funding under the terms of our lease with Hospitality Trust.

The primary risks we face with respect to our operating cash flow include decreased demand for our products and services, including that which may be caused by the volatility of prices of petroleum based products. A reduction of our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate which we cannot sustain for extended periods. Also, a significant increase in the prices we must pay to obtain fuel may increase our cash requirements for working capital.

We anticipate that we will be able to fund our working capital needs and capital expenditures in the short term with funds generated by our operations and from our ability to draw improvement funding under the terms of our lease with Hospitality Trust. We also expect that funds generated by our operations and from our ability to draw improvement funding under the terms of our lease with Hospitality Trust will be sufficient to fund our longer term liquidity requirements, and that we will supplement these sources, as necessary, to fund other capital projects, including our development activities, with our cash balances.

Over the longer term, we may seek to sell and lease back travel centers that we own, develop or acquire. Also, we expect to seek a revolving credit facility secured by some or all of our assets to supplement our sources of liquidity. Based upon current market conditions, we believe that such a credit facility may be available to us.

Off Balance Sheet Arrangements

As of December 31, 2006, our predecessor did not have any off balance sheet arrangements, and we have no present intention to enter any such arrangements.

Summary of Pro Forma Contractual Obligations and Commercial Commitments

The following table summarizes our December 31, 2006, pro forma expected obligations to make future required payments under various agreements.

	Payments due by period
	Total	2007	2008-2009	2010-2011	Thereafter
	(In Millions of Dollars)

Long term debt (1)	$—	$—	$—	$—	$—
Lease with Hospitality Trust (2)	2,731.5	153.5	318.0	335.0	1,925.0
Other operating leases	120.0	13.6	23.1	19.0	64.3
Other long term liabilities	19.9	7.7	7.2	2.9	2.1
Total contractual obligations	$2,871.4	$174.8	$348.3	$356.9	$1,991.4

(1)                                  All of our predecessor’s debt was repaid in connection with the Hospitality Trust acquisition.

(2)                                  These pro forma amounts are presented as if the lease with Hospitality Trust commenced on January 1, 2007.

Our predecessor’s $21.6 million of letters of credit were its primary outstanding trade commitments as of December 31, 2006. Until we have established a credit facility as described above, we have secured these letters of credit with a cash deposit of $22.6 million.  As of December 31, 2006, our predecessor also had a commitment to purchase a parcel of land for $0.6 million.

Seasonality

We believe our business is modestly seasonal. Our revenues during a year are often lowest in the first quarter when movement of freight by professional truck drivers and motorist travel are historically at their lowest seasonal levels. Our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because, while the fourth quarter is often positively impacted by increased movement of freight in preparation for various national holidays, that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers.

Inflation and Deflation

Inflation in the past several years in the U.S. has been modest. Future inflation might have both positive or negative impacts on our business. Rising price levels may allow us to increase revenues, but may also impact our operating costs. Our revenues may change by either more or less than the rate of change in our expenses. Because a large component of our expenses will consist of fixed rental obligations to Hospitality Trust, we may not be able to fully capitalize on declines in general price levels or deflation.

Environmental Matters

We operate underground storage tanks and aboveground storage tanks at company operated sites that must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of December 31, 2006, our predecessor had a reserve of $10.8 million for unindemnified environmental matters for which we are responsible, a receivable for estimated recoveries of these estimated future expenditures of $4.4 million and $4.4 million of cash in an escrow account to fund certain of these estimated expenditures, leaving an estimated net amount of $2.0 million to be funded from our future operating cash flows.  We estimate that the gross cash outlays related to the matters for which we have accrued this reserve will be approximately $4.2 million in 2007; $2.5 million in 2008; $1.5 million in 2009; $1.2 million in 2010; $0.8 million in 2011 and $0.6 million thereafter.  These cash expenditure amounts do not reflect any amounts for the expected recoveries as we cannot accurately predict the timing of those cash receipts.  Under the environmental agreement entered into as part of the acquisition of the BP network, BP is required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions.  Our lease with Hospitality Trust requires us to indemnify Hospitality Trust for environmental claims at our sites leased from Hospitality Trust.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We have no obligations for funded debt and presently are not directly affected by changes in market interest rates. However, we may seek to obtain a line of credit secured by some or all of our receivables and inventory. We expect that such a line of credit would bear interest for funded amounts at floating rates. We may from time to time consider our exposure to interest rate risks if we have or expect to have material amounts of floating rate obligations, and we may decide to purchase interest rate caps or other hedging instruments.

We are exposed to risks arising from market price changes for fuel. These risks have historically resulted from changes in available supplies of fuel. Some of these changes may arise from local conditions, such as a malfunction in a particular pipeline or at a particular terminal. However, most of these risks arise from national or international conditions, such as weather related shut downs of oil drilling or refining capacities, political instability in oil producing regions of the world or terrorism. Almost all of these risks are beyond our control. These risks may also arise from changes in the demand for fuel, particularly those changes from increases and decreases in economic activities.  Because petroleum products are traded in commodity markets, material changes in demand for fuel worldwide, such as the recent increases in fuel demand in China, may have a material impact upon the prices we have to pay for fuel.

We attempt to mitigate our exposure to fuel price market risks in four ways. First, we maintain supply contracts for diesel fuel with several different suppliers for each of our travel centers; if one supplier has a local problem we may be able to obtain fuel supplies from other suppliers. Second, we maintain modest fuel inventories, generally about three days of fuel sales; modest inventories may mitigate the risk that we sell fuel for less than its cost in the event of rapid price declines. Third, we sell a majority of our diesel fuel at contracted prices determined as cents per gallon above a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to maintain our margin per gallon despite changes in the price we pay for fuel. Finally, we may from time to time purchase or sell futures contracts for fuel.

Item 8.  Financial Statements and Supplementary Data

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and Rule 15d-15.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There were changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  During the quarter ended December 31, 2006, our predecessor implemented controls that remediated a material weakness related to our predecessor’s accounting for stock based compensation expense that was identified during the review of our predecessor’s financial statements for the interim period ended September 30, 2006.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm because such a report is not required by established rules of the Securities and Exchange Commission for newly public companies.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

MANAGEMENT

The following table lists the names, ages and positions of our directors and our executive officers as of March 15, 2007:

Name	Age	Position

Barry M. Portnoy	61	Managing Director (term will expire in 2008)
Thomas M. O’Brien	40	Managing Director (term will expire in 2009), Chief Executive Officer and President
Arthur G. Koumantzelis	76	Independent Director (term will expire in 2008)
Barbara D. Gilmore	56	Independent Director (term will expire in 2009)
Patrick F. Donelan	64	Independent Director (term will expire in 2010)
John R. Hoadley	35	Executive Vice President, Chief Financial Officer and Treasurer
Larry W. Dockray	55	Executive Vice President of Operations
Peter P. Greene	42	Executive Vice President of Real Estate Acquisitions and Development
Michael J. Lombardi	55	Executive Vice President of Sales
Joseph A. Szima	54	Executive Vice President of Marketing

Directors

Our board of directors consists of five members divided into three classes, with each class serving for a staggered three year term. At each annual meeting of our shareholders, a class of directors will be elected for a three year term to succeed the directors of the same class whose terms are then expiring. There are no voting agreements or other contractual arrangements relating to the election of the members of our board.

Our LLC agreement categorizes our board of directors into “Managing Directors” who are active in our day to day business and “Independent Directors” who are independent of our management as independence is defined in our LLC agreement and the applicable rules of the principal stock exchange on which our securities are listed. Our LLC agreement requires that a majority of our board of directors be independent directors.

Managing Directors

Barry M. Portnoy serves as one of our Managing Directors. Mr. Portnoy has been one of the managing trustees or directors of Hospitality Trust, HRPT Properties Trust, or HRPT Properties, Senior Housing Properties Trust, or Senior Housing, and Five Star Quality Care, Inc., or Five Star, since each began business in 1995, 1986, 1999 and 2001, respectively. Mr. Portnoy has been a director and owner of RMR Advisors, Inc. and a trustee of each of the funds it manages since their founding beginning in 2003, including RMR Real Estate Fund, RMR Hospitality and Real Estate Fund, RMR F.I.R.E. Fund, RMR Preferred Dividend Fund and RMR Asia Pacific Real Estate Fund, collectively the RMR Funds. Mr. Portnoy has been a director and owner of Reit Management since it began business in 1986. From 1978 through March 1997, Mr. Portnoy was a partner of the law firm of Sullivan & Worcester LLP.  Mr. Portnoy is a Group I director and will serve until our 2008 annual meeting of shareholders.

Thomas M. O’Brien serves as one of our Managing Directors and as of President and Chief Executive Officer.  Mr. O’Brien has been Senior Vice President of Reit Management since 2006 and was Vice President of Reit Management prior to that time since 1996. Mr. O’Brien has been the President and a Director of RMR Advisors, Inc. and President and Chief Executive Officer of each of the RMR Funds since their founding beginning in 2003. From 2002 through 2003, Mr. O’Brien served as Executive Vice President of Hospitality Trust, where he had previously served as Treasurer and Chief Financial Officer since 1996. Prior to 1996 Mr. O’Brien was a senior manager with Arthur Andersen LLP. Mr. O’Brien is a Group II director and will serve until our 2009 annual meeting of shareholders.

Independent Directors

The following individuals serve on our board of directors as Independent Directors:

Arthur G. Koumantzelis has been the President and Chief Executive Officer of Gainesborough Investments LLC, a private investment company, since 1998. Mr. Koumantzelis also has been a director of Five Star since 2001. Mr. Koumantzelis was a trustee of Hospitality Trust from 1995 until his resignation in January 2007 prior to our spin off. Mr. Koumantzelis has been a trustee of each of the RMR Funds since their founding. Mr. Koumantzelis was a trustee of Senior Housing from 1999 until his resignation in 2003. Mr. Koumantzelis was formerly the chief financial officer of Cumberland Farms, Inc., a company engaged in the convenience store business and the sale of petroleum products principally under the name “Gulf Oil” and related trademarks. Mr. Koumantzelis is a Group I director and will serve until our 2008 annual meeting of shareholders.

Barbara D. Gilmore has served as a clerk to Judge Joel B. Rosenthal of the United States Bankruptcy Court, Western Division of the District of Massachusetts, since 2001. Ms. Gilmore was a partner of the law firm of Sullivan & Worcester LLP from 1993 to 2000. Ms. Gilmore has been a director of Five Star since 2004. Ms. Gilmore is a Group II director and will serve until our 2009 annual meeting of shareholders.

Patrick F. Donelan has been principally employed as a private investor since December 2003. Mr. Donelan has been a trustee of HRPT Properties since 1998. Mr. Donelan was the Non-Executive Chairman and member of the advisory board until 2003, and was Chief Executive Officer through 2002, of eSecLending (Europe) Ltd, a London based privately owned company in the business of managing securities lending programs for institutional owners of publicly owned securities. Prior to its acquisition by Dresdner Bank in 1995, Mr. Donelan was Chairman of Kleinwort Benson (North America) Inc., the U.S. based subsidiary of Kleinwort Benson Limited, a United Kingdom based bank. At the time of his retirement in 2001, Mr. Donelan was a Managing Director at Dresdner Kleinwort Wasserstein, the U.K. based investment banking subsidiary of Dresdner Bank of Germany. Mr. Donelan is a Group III director and will serve until our 2010 annual meeting of shareholders.

Executive Officers

The following individuals were our officers as of March 15, 2007:

Thomas M. O’Brien is our President and Chief Executive Officer, in addition to being a Managing Director as described above.

John R. Hoadley is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Hoadley has been Senior Vice President of Reit Management since 2006 and was Vice President prior to that time since 2001. Mr. Hoadley has been Treasurer and Chief Financial Officer of Senior Housing since 2001. From 1999 to 2001, Mr. Hoadley served as the Controller of Hospitality Trust. Prior to 1998, Mr. Hoadley was a senior accountant with Arthur Andersen LLP. Mr. Hoadley is a certified public accountant.

Larry W. Dockray is our Executive Vice President of Operations. Mr. Dockray served our predecessor in this capacity since November 2006 and as a Regional Vice President prior to that since 1993. Prior to joining TravelCenters of America, Inc. Mr. Dockray spent nine years as a district manager first with The Standard Oil Company of Ohio, or Sohio, and then with BP.

Peter P. Greene is our Executive Vice President of Real Estate Acquisitions and Development. Mr. Greene served our predecessor in this capacity since January 2007, as a Senior Vice President of Development and Franchising since 2003, as Vice President of Strategic Development prior to that from January 2001 and in various other positions prior to that time since 1996. Prior to 1996, he spent two years with Tosco Corporation (subsequently merged into what is now ConocoPhillips) and nine years with BP in various management positions.

Michael J. Lombardi is our Executive Vice President of Sales. Mr. Lombardi served our predecessor in this capacity since January 2007 and as Senior Vice President of Sales prior to that since June 2006. Prior to joining TravelCenters of America, Inc. Mr. Lombardi spent seven years in senior positions in the global marketing and customer service divisions of Ford Motor Company; prior to that he spent thirteen years in the retail marketing division of BP.

Joseph A. Szima is our Executive Vice President of Marketing. Mr. Szima served our predecessor in this capacity since January 2007, as Senior Vice President and Assistant Secretary prior to that from March 2004, and as a Regional Vice President prior to that since 1996. Prior to joining our predecessor, Mr. Szima spent ten years with BP in various management positions.

Each of our executive officers is elected by, and serves at the discretion of, the board of directors. Each of our executive officers except Messrs. O’Brien and Hoadley will devote his full time to our affairs. Messrs. O’Brien and Hoadley will devote at least 80% of their business time to our affairs and the balance to the business of Reit Management, where they each continue to serve as senior vice presidents.

Until February 27, 2007, Timothy L. Doane was our President and Chief Executive Officer, and James W. George was our Executive Vice President, Chief Financial Officer and Secretary.  As of that date, Messrs. Doane and George resigned as officers of the Company and its subsidiaries. Mr. Doane served us or our predecessors as President and Chief Executive Officer since 2005, as President and Chief Operating Officer prior to that from July 2003, as Senior Vice President of Marketing prior to that from January 2001 and in various other positions prior to that since 1995.  Mr. George served us or our predecessors as Executive Vice President, Chief Financial Officer and Secretary, since 2003, as Senior Vice President, Chief Financial Officer and Secretary prior to that from 1997 and in various other positions prior to 1997 since 1993.

Until January 31, 2007, John G. Murray was our president and Mark L. Kleifges was our treasurer. Messrs. Murray and Kleifges resigned those positions as of the completion of the spin off. Mr. Murray is president of Hospitality Trust and has been for the last five years. Mr. Kleifges is treasurer and chief financial officer of Hospitality Trust and has been since 2002. Until 2002, Mr. Kleifges was a partner with Arthur Andersen LLP for more than nine years.

Committees of the Board of Directors

Our board of directors has established three committees, including an audit committee, a compensation committee and a nominating and governance committee. Each of the these committees is comprised of Mr. Koumantzelis, Ms. Gilmore and Mr. Donelan, who are independent of us under applicable AMEX listing standards and under the charter of each respective committee and, in the case of the audit committee, the independence requirements of the SEC. Copies of the charters of our audit, compensation and nominating and governance committees are posted on our website, www.tatravelcenters.com.

•               Audit Committee. The responsibilities of our audit committee are to select our independent registered public accounting firm and to assist our board in fulfilling its responsibilities for oversight of: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the independent registered public accounting firm’s qualifications and independence; and (4) the performance of our internal audit function. All members of our audit committee are “independent” as defined by the rules of the SEC and the AMEX.

•               Compensation Committee. Our compensation committee’s responsibilities include: (1) evaluating the services provided by, and compensation paid by us to, individuals who serve as our executive officers and our director of internal audit; (2) evaluating compensation paid to employees; (3) reviewing, evaluating and approving our management and shared services agreement with Reit Management; and (4) the evaluation and administration of, and approval of grants under, our equity compensation plans, which may also be administered by our board of directors. All members of our compensation committee are “independent” as defined by the rules of the SEC and the AMEX.

•               Nominating and Governance Committee. The responsibilities of our nominating and governance committee include: (1) identification of individuals qualified to become members of our board and recommending to the board the director nominees for each annual meeting of shareholders or when vacancies occur; and (2) development and recommendation to the board of a set of governance principles. All members of our nominating and governance committee are “independent” as defined by the rules of the SEC and the AMEX.

Financial Expert

Our board has designated Mr. Koumantzelis as the financial expert serving on our audit committee in accordance with applicable AMEX and SEC rules. We believe Mr. Koumantzelis is qualified to serve as a financial expert because of his experience as a member of the audit committees of other publicly owned companies, as the chief financial officer of a company which was required to file reports with the SEC and as a certified public accountant who was responsible for auditing companies which filed SEC reports.

Compensation of Directors

For their services as directors, we will pay each independent director an annual fee of $25,000, plus a fee of $500 for each board and committee meeting attended to a maximum of $1,000 per day. In addition, for their services as directors, each director will receive an annual grant of 1,500 of our common shares in 2007 and following each annual meeting of shareholders commencing in 2008. Board members will not be separately compensated for serving on board committees; however, we will pay each board member serving as chairman of our audit committee, compensation committee and nominating and governance committee an additional annual fee of $7,500, $2,500 and $2,500, respectively. We will reimburse directors for reasonable out of pocket expenses incurred in attending meetings of the board of directors or board committees on which they serve. Messrs. Portnoy and O’Brien, our Managing Directors, will not receive any cash compensation for their services as directors or as members of board committees, but they will receive annual share grants and they will be reimbursed for their expenses.

Neither we nor our predecessor paid compensation to our respective directors in or for 2006.

Procedures for the nomination by shareholders of candidates to serve as directors

Our Amended and Restated Limited Liability Company Agreement, or our LLC Agreement, provides that nominations of persons for election to our board of directors and other business may only be considered at our shareholders meetings if the nominations or other business are included in the notice of the meeting made or proposed by our board of directors or made or proposed by a shareholder who:

•                  is a shareholder of record at the time of giving notice of the nomination or the business to be considered;

•                  is a shareholder of record entitled to vote at the meeting at which the nomination or business is to be considered;

•                  is a shareholder of record at the time of the meeting and physically present in person at the meeting to answer questions about the nomination or business; and

•                  has complied in all respects with the advance notice provisions for shareholder nominations and other business set forth in our LLC agreement and in any bylaws adopted by our board.

Under our LLC agreement, a shareholder’s notice of nominations for director or business to be transacted at an annual meeting of shareholders must be delivered to our secretary at our principal office not later than the close of business on the 90th day, and not earlier than the close of business on the 120th day, prior to the first anniversary of the date of mailing of our notice for the preceding year’s annual meeting. If the date of mailing of our notice of the annual meeting is advanced or delayed by more than 30 days from the anniversary date of the mailing of our notice for the preceding year’s annual meeting, a shareholder’s notice must be delivered to us not earlier than the close of business on the 120th day prior to the mailing of notice of such annual meeting and not later than the close of business on the later of: (1) the 90th day prior to the date of mailing of the notice for an annual meeting, or (2) the 10th day following the day on which we first make a public announcement of the date of such meeting. The public announcement of a postponement of the mailing of the notice for an annual meeting or of an adjournment or postponement of an annual meeting to a later date or time will not commence a new time period for the giving of a shareholder’s notice. If the number of directors to be elected to our board of directors at a shareholders meeting is increased and we make no public announcement of such action or do not specify the size of the increased board of directors at least 100 days prior to the first anniversary of the date of mailing of notice for our preceding year’s annual meeting, a shareholder’s notice also will be considered timely, but only with respect to nominees for any new positions created by such increase, if the notice is delivered to our secretary at our principal office not later than the close of business on the 10th day following the day on which such public announcement is made. This provision does not apply to new directors who are elected by the board of directors to fill a vacancy, including a vacancy created by board action which increases the number of directors.

For special meetings of shareholders, our LLC agreement requires a shareholder who is nominating a person for election to our board of directors at a special meeting at which directors are to be elected to give notice of such nomination to our secretary at our principal office not earlier than the close of business on the 120th day prior to such special meeting and not later than the close of business on the later of: (1) the 90th day prior to such special meeting or (2) the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by our board of directors to be elected at such meeting. The public announcement of a postponement or adjournment of a special meeting to a later date or time will not commence a new time period for the giving of a shareholder’s notice as described above.

Any notice from a shareholder of nominations for director or business to be transacted at a shareholders meeting must be in writing and include the following:

•                  as to each person nominated for election or reelection as a director, (1) the person’s name, age, business and residence addresses, (2) the principal occupation or employment of the person for the past five years, (3) the class or series and number of shares beneficially owned or owned of record by the person and

(4) all other information relating to the person that is required to be disclosed in solicitations of proxies for election of directors or otherwise required by Regulation 14A under the Securities Exchange Act of 1934, as amended, together with the nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected;

•                  as to other business that the shareholder proposes to bring before the meeting, a brief description of the business, the reasons for considering the business and any interest in the business of the shareholder giving the notice and of the beneficial owner, if any, on whose behalf the proposal is made; and

•                  as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, the name and address of the shareholder and beneficial owner and the class and number of each class or series of our shares which (s)he or they own beneficially and of record.

We may request that any shareholder proposing a nominee for election to our board of directors provide, within three business days of such request, written verification of the accuracy of the information submitted by the shareholder.

Shareholder nominations for directors which are properly made in accordance with the foregoing rules will be considered by our nominating and governance committee and by our board; and, if they are endorsed by our board, they will be included in our proxy solicitation. Shareholder nominations which are properly made but are not endorsed by our board will not appear in our proxy solicitation unless otherwise required by law. Shareholder proposals other than nominations which are properly made in accordance with the foregoing rules will be considered by our nominating and governance committee and by our board, and they will appear on our proxy solicitation if they are endorsed by our board or if they are supported by at least twenty-five percent (25%) of the shares entitled to vote regarding the proposal (or such lesser amount as applicable law may establish for inclusion in the proxy solicitation, if any). Whether or not included in our proxy solicitation, shareholder nominations or proposals which are properly made may be considered at a shareholders meeting.

Code of Business Conduct and Ethics

We have a code of business conduct and ethics that applies to all our employees, including our officers and directors and employees of RMR. Our code of business conduct and ethics is posted on our website, www.tatravelcenters.com.  A printed copy of our code of business conduct and ethics is also available free of charge to any shareholder who requests a copy. We intend to disclose any amendments or waivers to our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

Item 11.  Executive Compensation

Executive Compensation

We are recently organized and did not pay any compensation to our executive officers or directors prior to the spin off.

Compensation Committee Report

We, the members of the compensation committee of the Company, have reviewed and discussed the Compensation Discussion and Analysis with the Company’s management.  Based upon this review and discussion, the compensation committee recommended to the board of trustees that the Compensation Discussion and Analysis be included in the Annual Report on Form
10-K.

COMPENSATION COMMITTEE
Barbara D. Gilmore, Chair
Patrick F. Donelan
Arthur G. Koumantzelis

Compensation Discussion and Analysis

We are newly formed and paid no amounts to our executive officers until after the spin off. Consequently, the consideration of our compensation programs to date has been limited. The compensation committee of our board of directors has been formed only recently.

The compensation of our executive officers who were employees of our predecessor has been set largely by reference to the historical level of compensation paid to them by our predecessor, and, in the case of Mr. Szima and Steven C. Lee, our Senior Vice President and General Counsel, by reference to their employment contracts. The compensation of Messrs. O’Brien and Hoadley was set largely by reference to the historical levels of compensation paid to them by Reit Management.  Also because at least 80% of Messrs. O’Brien’s and Hoadley’s business time is devoted to services to us and they remain officers and employees of Reit Management, approximately 80% of Messrs. O’Brien’s and Hoadley’s cash compensation is paid by us and 20% is paid by Reit Management.

Notwithstanding the consideration of compensation by reference to the historical practices and to assumed contracts, our board of directors has formed a compensation committee as described above.  We expect to more fully develop our compensation plans going forward by using a combination of data regarding historical pay and publicly available compensation data for public companies that are engaged in our industry, in related industries, or that possess size or other characteristics which are similar to ours. We also expect to consider other factors, including but not limited to:

•     the individual’s background, training, education and experience;

•               the individual’s role with us and the compensation paid to individuals in similar roles in the companies we consider to have characteristics similar to ours;

•     the market demand for specific expertise possessed by the individual;

•     the goals and expectations for the individual’s position and his or her success in achieving these goals; and

•               a comparison of the individual’s pay to that of other individuals within the company and the relative responsibilities, titles, roles, experiences and capabilities of such other individuals.

We expect the mix of base salary, cash bonus and equity compensation that we pay to our executive officers to vary depending on position and do not expect our compensation committee to follow a set formula or specific guidelines in determining how to allocate among the compensation components.

Compensation Components

The components of our compensation package are as follows:

Base Salary

Base salaries for our executives are expected to be reviewed annually as part of our compensation program and adjusted, if appropriate, based upon each executive’s past and expected future contributions to us. We expect that we will also adjust base salaries, as warranted, for promotions and other changes in the executive’s role which may occur from time to time.

As described below, our prior employment agreements with Messrs. Doane and George have been replaced. The replacement agreements with Messrs. Doane and George continue their current base salary through August 31, 2007 and provide for certain specified lump sum payments to them.

Annual Bonus

Each of our executives is eligible to receive an annual performance based cash bonus.

Mr. O’Brien’s annual bonus will be reviewed and approved by our compensation committee, composed of only independent directors, who are expected to base their review and decisions upon their consideration and evaluation of his performance during the year.  Considerations may include, but may not be limited to company financial and market performance, company growth and strategic initiatives.

Mr. Hoadley’s annual bonus will be reviewed by our compensation committee as provided in their charter and approved by our board of directors who are expected to base their review and decisions upon their consideration and evaluation of his performance during the year.  Considerations may include, but may not be limited to company financial and market performance, company growth and strategic initiatives.

For other executives, our predecessor has historically set annual bonus targets by establishing various objectives for each individual, including objectives related to company financial performance, capital expenditures, vendor, customer and industry relations, safety measures, product improvement, network growth and improvement and others.  Actual bonuses may differ from target bonuses based upon the level of achievement of individual objectives.  For most of our executives, we have established an additional target bonus which can be earned if objectives are met and certain company financial objectives are exceeded.  We may or may not continue these practices generally for 2007 but have not finalized the 2007 objectives.  In January 2007, our predecessor paid the target bonuses for 2006 to each executive and we believe it will be reasonably likely that target bonuses may be achieved for 2007.

No target bonus has been established for Mr. O’Brien or Mr. Hoadley.  For other executives, a target bonus has been established, consistent with the past practice of our predecessor, and is stated as a percentage of base salary of between 50% and 100%, including 75% for Mr. Szima and 65% for Mr. Lee.  The target bonus for Messrs. Szima and Lee is set by the terms of their respective employment contracts.

As described below, under our revised employment agreements with Messrs. Doane and George, they are no longer eligible for an annual cash bonus and will instead receive certain specified lump sum payments.

Equity Incentive Plan

As described in “—Our Equity Compensation Plan”, we have adopted the TravelCenters of America LLC 2007 Equity Compensation Plan. We expect to make equity awards under this plan based upon factors which our compensation committee deems relevant to align the longer term interests of our shareholders and our executives.

Perquisites and Other Benefits

Our executive officers are entitled to participate in our benefit plans on the same terms as our other employees.  These plans include medical, dental and life insurance plans and a defined contribution plan. Pursuant to their employment agreements, each of Mr. Szima and Mr. Lee are entitled to a car allowance and to the reimbursement of membership dues at a social club.  We believe that our predecessor put the car allowance and club membership reimbursement in place in order to instill loyalty and to incentivize the executive officers.  We intend to examine whether these programs are necessary and effective for these purposes.

Employment Contracts

TravelCenters of America, Inc., our predecessor, had employment agreements with each of Messrs. Doane and George, which have been replaced with revised agreements as set forth below.

As of the date of our restructuring and the spin off, we assumed our predecessor’s employment agreements with Messrs. Szima and Lee.  Pursuant to their respective employment agreements, for 2006, Mr. Szima’s annual base salary was $325,000 and Mr. Lee’s annual base salary was $300,000. Each of these executives is eligible to receive an annual cash bonus determined by the board of directors, or its delegate, based on individual and company performance objectives as described above. Each of the employment agreements provides for an initial two year term with automatic one year extensions at the end of each year through age 65. Notice of non-renewal given to the employee before December 31 of any year will result in expiration of the employment agreement effective December 31 of the year following the year in which notice was given.  Based upon the terms of these contracts, after our acquisition of our predecessor, notice of non-renewal can not result in expiration of the employment agreement sooner than the December 31 following the second anniversary of the change of control. In the case of certain types of separations from the company, each employment agreement contains terms which provide for cash payments of two times the executive’s then current base salary and target bonus. Each executive has agreed to refrain from competing with us during his employment and during any period during which he is receiving payments following his termination.

On February 27, 2007, Mr. Doane, our former President and Chief Executive Officer and Mr. George, our former Executive Vice President, Chief Financial Officer and Secretary resigned as officers of ours. Each of Messrs. Doane and George terminated his existing employment agreement and entered into a new employment agreement with us. Messrs. Doane and George agreed to remain in our employ and to devote all of their business time and effort to our affairs through August 31, 2007. Messrs. Doane and George further agreed to make themselves reasonably available to the Company thereafter on an as needed basis through August 31, 2008. As part of his new employment agreement, each of Messrs. Doane and George have agreed not to compete with us for a period which ends August 31, 2010. Mr. Doane will be paid his current salary, at a rate of $700,000 per annum, through August 31, 2007, plus an additional $4.2 million (including a payment of $3.8 million on August 31, 2007, and $350,000 on December 31, 2007) and will receive certain other benefits from us. As part of his new employment agreement, Mr. George will be paid his current salary, which is at a rate of $450,000 per annum, until August 31, 2007, plus an additional $2.4 million (including a payment of $2.1 million on August 31, 2007, and $225,000 on December 31, 2007) and will receive certain other benefits from us.

Other than pursuant to these agreements, we do not provide severance or retirement benefits for our executive officers.

2006 Compensation Tables.

Each of our executive officers except Messrs. O’Brien and Hoadley was an employee of our predecessor until we acquired it on January 31, 2007.  Because we paid no compensation to any officer or director prior to January 31, 2007, we have presented 2006 compensation information in the tables below for our predecessor’s chief executive officer, chief financial officer and four other persons. We refer to five of these persons (excluding Mr. Kuhn who was our predecessor’s chairman and who has had no employment relationship with us) as our “named executive officers.”  No other executive officers who would have otherwise been includable in the following table on the basis of total compensation earned in 2006 have been excluded by reason of their termination of employment or change in executive status during 2006.

Summary Compensation Table for 2006

Name and Principal Position	Year	Salary $	Bonus $	Stock awards $	Option awards(1) $	Non-equity incentive plan compensation(2) $	Change in pension value and non- qualified deferred compensation earnings $	All other compensation(3) $	Total $
Edwin P. Kuhn(4)	2006	291,667	—	—	2,542,331	—	—	78,982	2,912,980
Mr. Doane (5)	2006	650,000	—	—	1,582,162	700,000	—	33,357	2,965,519
Mr. George (5)	2006	431,167	—	—	1,449,173	337,500	—	35,072	2,252,912
Mr. Szima, Executive Vice President of Marketing	2006	306,800	—	—	614,018	243,750	—	20,775	1,185,343
Michael H. Hinderliter (6)	2006	321,250	—	—	1,197,729	211,250	—	35,999	1,766,288
Mr. Lee, Senior Vice President and General Counsel	2006	285,000	—	—	433,115	195,000	—	12,172	925,287

(1)                                  The assumptions used to calculate the fair value of the option awards are set forth in Note 16 to the audited consolidated financial statements of TravelCenters of America, Inc. as of and for the year ended December 31, 2006, which are included elsewhere in this Annual Report on Form 10-K. There were no forfeitures of granted options during 2006.

(2)           Amounts represent incentive bonuses earned during 2006 that were paid in 2007.

(3)           All other compensation includes the following:

	Matching contributions to defined contribution retirement plan $	Insurance premiums paid on behalf of executive $	Allowance for automobile $	Allowance for club membership $

Mr. Kuhn	4,200	57,080	4,644	13,058
Mr. Doane	4,200	6,860	9,177	13,120
Mr. George	4,200	8,895	5,842	16,135
Mr. Hinderliter	4,200	11,142	—	20,657
Mr. Szima	4,200	900	2,685	12,990
Mr. Lee	4,200	3,322	—	4,650

(4)                                  Mr. Kuhn was chairman of our predecessor until the acquisition of the predecessor on January 31, 2007 and was CEO of our predecessor through December 31, 2004.

(5)                                  As described above in “—Employment Contracts” Mr. Doane, our former President and Chief Executive Officer and Mr. George, our former Executive Vice President, Chief Financial Officer and Secretary resigned as officers of ours on February 27, 2007.  Mr. O’Brien became our president and chief executive officer and Mr. Hoadley became our chief financial officer on February 27, 2007.  We have set the base salary of each of Messrs. O’Brien and Hoadley to be paid by us at $240,000 per annum; their additional compensation in 2007 will be at the discretion of our board of trustees.  Neither we nor our predecessor compensated either of Messrs. O’Brien or Hoadley during 2006.

(6)                                  Mr. Hinderliter, who was our Senior Vice President of Sales and served our predecessor in that capacity, will retire on March 31, 2007.

Grants of Plan-Based Awards for 2006

		Estimated future payouts under non-equity incentive plan awards(1)			Estimated future payouts under equity incentive plan awards(2)			All other stock awards: number of shares of stock	All other option awards: number of securities	Exercise or base price of option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold $	Target $	Maxi- mum $	Threshold #	Target #	Maxi- mum #	or units #	underlying options #	awards $/sh(3)	Awards $(4)
Mr. Kuhn	1/1/2001(4)	—	—	—	—	—	—	—	43,032	$31.75	$2,542,331
	1/1/2001(4)	—	—	—	0	43,032	43,032	—	—	$31.75	$933,794

Mr. Doane	1/1/2001(4)	—	—	—	—	—	—	—	26,780	$31.75	$1,582,162
	1/1/2001(4)	—	—	—	0	26,779	26,779	—	—	$31.75	$581,104
	1/1/2006	0	700,000	700,000	—	—	—	—	—	—	—

Mr. George	1/1/2001(4)	—	—	—	—	—	—	—	24,529	$31.75	$1,449,173
	1/1/2001(4)	—	—	—	0	24,529	24,529	—	—	$31.75	$532,279
	1/1/2006	0	337,500	337,500	—	—	—	—	—	—	—

Mr. Szima	1/1/2001(4)	—	—	—	—	—	—	—	10,393	$31.75	$614,018
	1/1/2001(4)	—	—	—	0	10,393	10,393	—	—	$31.75	$225,528
	1/1/2006	0	243,750	243,750	—	—	—	—	—	—	—

Mr. Hinderliter	1/1/2001(4)	—	—	—	—	—	—	—	20,273	$31.75	$1,197,729
	1/1/2001(4)	—	—	—	0	20,272	20,272	—	—	$31.75	$439,902
	1/1/2006	0	211,250	211,250	—	—	—	—	—	—	—

Mr. Lee	1/1/2001(4)	—	—	—	—	—	—	—	7,331	$31.75	$433,115
	1/1/2001(4)	—	—	—	0	7,330	7,330	—	—	$31.75	$159,061
	1/1/2006	0	195,000	195,000	—	—	—	—	—	—	—

(1)                                  Represents plan cash incentives and excludes payments described below in “—Executive Retention Plan” and “—Other Transaction Benefits”. The maximums shown here were paid by our predecessor in January 2007.

(2)                                  Based on the terms of the merger agreement between our predecessor and Hospitality Trust, the maximums shown here vested and were settled on a net cash basis on January 31, 2007.

(3)                                  The exercise price of the options of $31.75 represents the estimated market price per share of the underlying shares at the date of grant. Our predecessor was a privately held company and, accordingly, there was no quoted market price to which to refer at the date of grant. However, the grant date of the options was January 1, 2001, which was only 47 days subsequent to the merger and recapitalization transaction through which the then current owners of the predecessor gained control of our predecessor and the price per share paid in that transaction was $31.75. These merger and recapitalization transactions are more fully described in Note 16 to the audited consolidated financial statements of TravelCenters of America, Inc. as of and for the year ended December 31, 2006, which are included elsewhere in this Annual Report on Form 10-K.

(4)                                  These options were granted on January 1, 2001 and were amended on April 6, 2006, resulting in a new grant date for FAS 123R accounting purposes. The grant date fair values shown in the table are as of April 6, 2006. The exercise prices were not affected by the amendments.

Base salary comprised 21.9% and cash incentive awards comprised 18.6% of total compensation paid to our predecessor’s named executive officers in 2006. There were no awards made to any of our predecessor’s named executive officers under an equity-based incentive plan in 2006. However, an amendment made on April 6, 2006 to equity-based incentive plan awards made in 2001 resulted in a new grant date for these awards for FAS 123R accounting purposes.

	Outstanding Equity Awards at Fiscal-Year End for 2006

	Option Awards					Stock Awards
	Number of securities underlying unexercised options exercisable(1)	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options(2)	Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested

Mr. Kuhn	163,521	—	43,032	$31.75	12/31/2010	—	—	—	—
Mr. Doane	100,878	—	26,779	$31.75	12/31/2010	—	—	—	—
Mr. George	92,462	—	24,529	$31.75	12/31/2010	—	—	—	—
Mr. Szima	39,019	—	10,393	$31.75	12/31/2010	—	—	—	—
Mr. Hinderliter	76,697	—	20,272	$31.75	12/31/2010	—	—	—	—
Mr. Lee	27,637	—	7,330	$31.75	12/31/2010	—	—	—	—

(1)                                  The unexercised but exercisable options vested at various times from January 1, 2001 through April 6, 2006. Approximately 52.3% of the vested options vested on a ratable basis over the five year period that ended on December 31, 2005. Approximately 21.2% of the vested options vested on December 31, 2005 based on achieving a specified internal rate of return through that date. Approximately 26.5% of the vested options vested on April 6, 2006 as the result of amendments to the option agreements that were effective as of that date. These amendments affected only the vesting of the options and not the exercise price or expiration date for those options. The various classes of option grants and the related vesting are more fully described in Note 16 to the audited consolidated financial statements of TravelCenters of America, Inc. as of and for the year ended December 31, 2006, which are included elsewhere in this Annual Report on Form 10-K.

(2)                                  The unearned options fully vested as of January 31, 2007, the date of consummation of the merger of our predecessor into Hospitality Trust. These options and the related vesting are more fully described in Note 16 to the audited consolidated financial statements of TravelCenters of America, Inc. as of and for the year ended December 31, 2006, which are included elsewhere in this Annual Report on Form 10-K.

Executive Retention Plan

Seventeen persons who previously worked for our predecessor are participating in our executive retention plan. The plan contemplates payments designed to encourage their continued employment by us. We will pay an aggregate of $2.6 million to the executives that are covered by that plan and who remain in our employ as of December 31, 2007, and, as described below, to Messrs. Doane and George pursuant to our revised employment agreements with them.   We will also pay an aggregate of $5.4 million to our executives who remain in our employ as of January 31, 2009 (the two year anniversary of the date of our spin off from Hospitality Trust).

Our named executive officers are participating in the plan as follows:

	Payment for continued employment through 12/31/07	Payment for continued employment through the second anniversary of the Hospitality Trust acquisition
	$	$

Mr. Doane (1)	350,000	—
Mr. George (1)	225,000	—
Mr. Hinderliter	244,000	—
Mr. Szima	162,500	500,000
Mr. Lee	150,000	200,000

(1) As described above in “—Employment Contracts” Mr. Doane, our former President and Chief Executive Officer and Mr. George, our former Executive Vice President, Chief Financial Officer and Secretary resigned as officers of ours on February 27, 2007.  As part of the compensation to be paid to Messrs. Doane and George under their revised employment agreements, we have agreed to pay them the amounts shown above on December 31, 2007.

Other Transaction Benefits

 Sixteen persons who previously worked for our predecessor owned shares of TravelCenters of America, Inc. and options to acquire such shares that were purchased by or awarded to them during their employment by our predecessor. As part of the Hospitality Trust acquisition, TravelCenters of America, Inc. shares and share options were redeemed for cash. Based upon the current estimate of the merger consideration payable in connection with the Hospitality Trust acquisition, a portion of which was paid on the closing date of the merger but which is subject to adjustment based on the actual net working capital amount as of the closing date (which amount is not yet finalized), it is expected that all TravelCenters of America, Inc. shares and share options owned by former employees of our predecessor will be valued in the aggregate at $135.6 million. TravelCenters of America, Inc. paid $5.5 million to certain of its employees who maintained their employment through the date of the closing of the Hospitality Trust acquisition. The amounts paid and expected to be paid to our named executive officers are as follows:

	Payment for owned shares	Net cash settlement of option awards	Other cash payments	Total transaction benefits
Mr. Doane	$2,225,011	$14,807,330	$1,450,000	$18,482,341
Mr. George	2,687,742	13,570,148	1,325,000	17,582,890
Mr. Hinderliter	2,761,614	11,247,850	244,000	14,253,464
Mr. Szima	662,480	5,731,451	162,500	6,556,431
Mr. Lee	700,598	4,055,931	350,000	5,106,528

In addition, Mr. Kuhn, our predecessor’s chairman, received total transaction benefits of $28.9 million, including payment for owned shares of $4.9 million and net cash settlement of option awards of $24.0 million.

In connection with their purchase of stock from TravelCenters of America, Inc., certain executives were obligated on notes payable to TravelCenters of America, Inc. These notes and related accrued interest were forgiven by TravelCenters of America, Inc. upon the closing of the Hospitality Trust acquisition. We do not anticipate that any notes or other credit will be extended by us to any of our executives in the future. These notes plus accrued interest for our named executive officers and Mr. Kuhn were as follows just prior to being forgiven on January 31, 2007:

Outstanding note balance, including accrued interest

Mr. Kuhn	$145,170
Mr. Doane	108,830
Mr. George	108,887
Mr. Hinderliter	108,887
Mr. Szima	66,803
Mr. Lee	62,026

The employment agreements between our predecessor and each of Mr. Szima and Mr. Lee provide for automatic one year extensions subject to notice of non-renewal.  As a result of the acquisition of TravelCenters of America, Inc., notice of non-renewal can not result in expiration of the employment agreement sooner than the December 31 following the second anniversary of the change of control.  In the case of certain types of separations from the company, each employment agreement contains terms which provide for cash payments of two times the executive’s then current base salary and target bonus.

Our Equity Compensation Plan

We have adopted the TravelCenters of America LLC 2007 Equity Compensation Plan. Under this plan, we are authorized to grant our employees, officers, directors and other individuals rendering services to us and our subsidiaries equity based awards, including common shares, restricted common shares, options to purchase our common shares and share appreciation rights. The plan will be administered by our compensation committee or by our board of directors, as may be determined by our board. The plan provides that the compensation committee or the board has the authority to select the participants and determine the terms of the awards granted under the plan. The aggregate number of common shares which may be issued under the plan is 2,000,000. No awards have been made to date under the plan and none are expected to be made until after June 30, 2007. If you want more information about this plan, you should review the copy of the plan, which has been filed as an exhibit to this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

None of our compensation committee members is our employee, an employee of any of our subsidiaries or an employee of Reit Management.

Until January 11, 2007, Mr. Koumantzelis was a trustee of Hospitality Trust, which is our landlord. Mr. Koumantzelis resigned his position as a trustee of Hospitality Trust on January 11, 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  We may grant common shares to our officers and other employees, subject to vesting requirements under our 2007 Equity Compensation Plan.  In addition, each of our directors receives 1,500 shares per year as part of their annual compensation for serving as our directors.  The terms of grants made under the 2007 Equity Compensation Plan are determined by our board of directors or a committee thereof at the time of the grant. The following table is as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	—	—	2,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	2,000,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common shares as of March 15, 2007 by:

•                  each person known to us, based upon SEC filings, to be the beneficial owner of more than 5% of our common shares;

•                  each named executive officer;

•                  each of our current directors; and

•                  the directors and executive officers named in “Management” as a group.

Unless otherwise noted, each beneficial owner has sole voting and investing power over the shares shown as beneficially owned except to the extent authority is shared by spouses under applicable law.

	Beneficial Ownership(1)
Name and Address(2)	Number of Shares	Percent

Beneficial Owners of More Than 5% of Our Common Shares
Scoggin Capital Management, L.P. II(3)	721,400.0	8.2%

Directors and Named Executive Officers
Patrick F. Donelan	—	*
Barbara D. Gilmore	—	*
Michael H. Hinderliter	—	*
John R. Hoadley	260.0	*
Arthur G. Koumantzelis	561.4	*
Steven C. Lee	—	*
Thomas M. O’Brien	2,017.5	*
Barry M. Portnoy(4)	22,411.6	*
Joseph A. Szima	—	*
All directors and executive officers as a group (9 persons)	25,250.5	*

*Less than 1%

(1)                                  Our LLC agreement and other agreements to which we are a party place restrictions on the ability of any person or group to acquire beneficial ownership of more than 9.8% of any class or series of our shares. The percentages indicated are based upon the number of shares shown divided by the number of our common shares outstanding as of March 15, 2007.

(2)                                  Unless otherwise indicated, the address of each identified person or entity is: c/o TravelCenters of America LLC, 24601 Center Ridge Road, Westlake, Ohio 44145.

(3)                                  This information is as of March 15, 2007, and is based solely on a Schedule 13G filed with the SEC on February 12, 2007, by Scoggin Capital Management, L.P. II and relating to beneficial and legal ownership of our shares. Based on the information provided in such Schedule 13G, the relevant members of the filing group, together with their respective addresses are:  Scoggin Capital Management, L.P. II, and Scoggin, LLC, each with an address of 660 Madison Avenue, New York, NY 10021, Scoggin International Fund, Ltd., c/o Financial Services (Bahamas) Ltd.; One Montague Place, 4th Floor; East Bay Street; P.O. Box EE-17758; Nassau, Bahamas and Scoggin Worldwide Fund, Ltd. has a business address at c/o Q&H Corporate Services, Ltd.; 3rd Floor, Harbour Centre; P.O. Box 1348; George Town, Grand Cayman, Cayman Islands. Based solely upon the information in such Schedule 13G, the named entities have sole voting power over 290,000 shares, 356,400 shares, 315,000 shares and 41,400 shares, respectively, and sole dispositive power over 290,000, 356,400, 315,000 shares and 41,400 shares, respectively.

(4)                                  Includes common shares owned by a corporation of which Mr. Portnoy is the sole stockholder.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS

Our business operations are subject to possible conflicts of interest. These conflicts may have caused, and in the future may cause, our business to be adversely affected. These conflicts and their possible adverse effects upon us include the following:

•               Two of the persons who serve as our directors were trustees of Hospitality Trust at the time we were created, and one of them remains a managing trustee of Hospitality Trust. Most of our travel centers are leased from Hospitality Trust. We believe that our lease terms with Hospitality Trust are commercially reasonable. Nonetheless, it is possible that, if the lease were negotiated on an arm’s length basis, the rent and other lease terms might be more favorable to us. We are obligated to afford Hospitality Trust and other public companies managed by Reit Management the opportunity to acquire or finance any real estate investments of the type in which they invest before we do. Also, our future business dealings with Hospitality Trust could be on terms less favorable to us than would be possible if there were no historical or continuing relationship between Hospitality Trust and us.  Nonetheless, we believe that our continuing relationships with Hospitality Trust will provide us with a competitive advantage in locating business expansion opportunities.

•               In addition to being active in our management activities, Messrs. Portnoy, O’Brien and Hoadley are also officers and employees of Reit Management and of other companies managed by Reit Management. Messrs. O’Brien and Hoadley devote a substantial majority of their business time to our affairs; Mr. Portnoy may devote substantial time to our business on a selected project basis. The remainder of their business time is devoted to the business of Reit Management and its affiliates and managed companies. Compensation paid to Messrs. O’Brien and Hoadley in exchange for their services to us and as employees (consisting of base salary, bonus and awards under our 2007 Equity Compensation Plan) and to Messrs. O’Brien and Portnoy in exchange for their services to us as our Managing Directors (consisting of share awards) are in addition to the compensation Messrs. O’Brien, Hoadley and Portnoy receive from Reit Management and its affiliates and managed companies.  Because of these arrangements, we may have to compete with Reit Management for the time and attention of Messrs. O’Brien, Hoadley and Portnoy.

•               Mr. Portnoy is an owner of Reit Management. Reit Management is the manager for Hospitality Trust and has other business interests. We are party to a management and shared services agreement with Reit Management under which Reit Management provides certain services to us. Under this management and shared services agreement, we pay Reit Management a fee equal to 0.6% of the sum of our gross fuel margin and our total non-fuel revenues. On a pro forma basis, this fee would have been $6.1 million for the year ended December 31, 2006. We believe this fee arrangement will provide reasonable compensation to Reit Management for the services to be provided to us. The management and shared services agreement is terminable by us or Reit Management upon at least 90 days notice prior to the expiration date of the then current term. Our management and shared services agreement was approved by our independent directors on January 12, 2007.  However, despite our belief, the agreement’s approval by our independent directors and its termination provision, equivalent services might be available from parties other than Reit Management on more favorable terms to us, including for a lesser fee. Also, the fact that Reit Management has responsibilities to other entities, including our landlord, Hospitality Trust, could create conflicts; and, in the event of such conflicts between Hospitality Trust and us, the management and shared services agreement allows Reit Management to prefer its responsibilities to Hospitality Trust. See “Management and Shared Services Agreement with Reit Management” below.

•               We are party to a lease agreement with Hospitality Trust. Because our lease with Hospitality Trust was prepared by Hospitality Trust and was not negotiated at arm’s length, the lease agreement may provide more benefits to Hospitality Trust than to us.

Board Decisions Regarding Possible Conflicts of Interest

We have adopted written governance guidelines which address, among other things, the consideration and approval of any related person transaction between us and Reit Management. Under these governance guidelines, we shall not enter into any transaction in which any director or executive officer or any member of the immediate family of any director or executive officer, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our board of directors and the board authorizes, approves or ratifies the transaction by the affirmative vote of a majority of the disinterested directors, even if the disinterested directors constitute less than a quorum.  All related person transactions described above, including those which predated the adoption of our governance guidelines, were reviewed and approved by at least a majority of our disinterested directors.

Management and Shared Services Agreement with Reit Management

We are party to a management and shared services agreement with Reit Management. The following is a summary of the material provisions of the management and shared services agreement between us and Reit Management. If you want more information, you should read the entire agreement, which has been filed as an exhibit to this Annual Report on Form 10-K.

Services.   Reit Management oversees and assists us with various aspects of our business, which may include, but are not limited to, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel centers and travel center companies, accounting and financial reporting, compliance with various laws and rules applicable to our status as a publicly owned company, capital markets and financing activities, investor relations and general oversight of all our daily business activities, including legal matters, human resources, insurance programs, management information systems and the like.

Compensation to Reit Management.   For these services, we pay Reit Management a fee equal to 0.6% of our fuel gross margin and 0.6% of our total non-fuel revenues. The fee is payable monthly based upon the prior month’s margin or revenues, as applicable. We also reimburse Reit Management for its reasonable out of pocket third party expenses and for our share, if any, of internal audit costs which are provided to us and other companies by Reit Management, as may be approved by our compensation committee.

Subordination of Reit Management Fees to Hospitality Trust Rent.   No fees will be paid to Reit Management if any rent we owe Hospitality Trust is past due. Unpaid fees will accrue, together with interest at the prime rate, and will be payable when the condition preventing their payment is no longer in effect or upon termination of, or the occurrence of certain events of default by us under, the management and shared services agreement. The fees due Reit Management are not subordinated to any of our other obligations.

Conflicts of Interest with Hospitality Trust.   We have acknowledged that Reit Management may continue to serve as the manager for Hospitality Trust and we have agreed that, regarding issues and in circumstances where there is a conflict of interest between us and Hospitality Trust, Reit Management will serve as the manager for Hospitality Trust and will not be required to consider our interests.

Non-Competition with Reit Management.   We will afford any publicly owned company which Reit Management manages during the term of the management and shared services agreement the opportunity to acquire or finance any real estate investments of the types in which such entity invests before we do.

Terminations.   The initial term of the agreement expires on December 31, 2008, and it will renew automatically from year to year unless either we or Reit Management provide written notice of termination at least 90 days prior to the termination date.

Indemnification, Default and Damages.   We have agreed to indemnify Reit Management, its owners, directors, officers and employees for any damages, liabilities, losses or out of pocket expenses incurred by them in the course of performing services other than any such damage, liability or loss resulting from Reit Management’s gross negligence or bad faith. In the event of a termination because of our default, we must pay the fees due Reit Management for the remainder of the then current term. In the event of Reit Management’s default, our remedy is limited to termination of the agreement and we cannot collect damages unless Reit Management is determined to have taken action willfully and in bad faith.

Limitation Upon Share Ownership

Our LLC Agreement provides that no shareholder or group of shareholders acting in concert may own more than 9.8% of any class of our equity securities.  Our lease agreement with Hospitality Trust and our management and shared services agreement with Reit Management each provide that those agreements may be terminated by Hospitality Trust and Reit Management, respectively, if any shareholder or group of shareholders acting in concert acquires more than 9.8% of any class of our equity securities.  These provisions may help Hospitality Trust maintain its tax status as a real estate investment trust but they also may prevent a change in control of us and may prevent our shareholders from realizing takeover premiums for their shares. Also, any shareholders who violate this ownership limitation or cause us to lose the benefits of our contracts with Hospitality Trust or Reit Management may be liable to us and other shareholders for damages, including attorney’s fees.

Item 14.  Principal Accountant Fees and Services

The following table sets forth information concerning the fees billed to our predecessor for each of the last two fiscal years by our principal accounting firm, PricewaterhouseCoopers LLP.

	Year Ended December 31,
	2005	2006

Audit fees	$535,700	$528,000
Audit related fees(1)	$87,000	$1,552,143
Tax fees(2)	$8,957	$8,876
Other fees	$—	$—

(1)          Audit related fees for 2005 primarily related to services provided with respect to research and consultations related to specific technical accounting matters investigated at the request of our predecessor.  Audit related fees for 2006 related to services provided in connection with the filing of our registration statement, consultations regarding the accounting for the Hospitality Trust lease and due diligence procedures as our predecessor marketed itself for sale.  The aggregate amount of fees billed with respect to the registration statement and the lease accounting consultation of $1,540,143 was billed to and originally paid by our predecessor, but was the responsibility of Hospitality Trust pursuant to the merger agreement.

(2)          Tax fees for 2005 and 2006 were for services provided with respect to preparing Canadian tax returns.

Our audit committee has established policies and procedures which are intended to control the services provided by our independent registered public accounting firm and to monitor their continuing independence.  Under these policies, no services may be undertaken by our independent registered public accounting firm unless the engagement is specifically approved by our audit committee or the services are included within a category which has been pre-approved by our audit committee.  The maximum charge for services is established by our audit committee when the specific engagement or the category of services is approved or pre-approved.  In certain circumstances, our management is required to notify the audit committee when pre-approved services are undertaken and the committee or our chairman may approve amendments or modifications to the engagement or the maximum fees.  Our director of internal audit is responsible to report to our audit committee regarding compliance with these policies and procedures.

Our audit committee will not approve engagements of our independent registered public accounting firm to perform non-audit services for us if doing so will cause our independent registered public accounting firm to cease to be independent within the meaning of applicable SEC rules.  In other circumstances, our audit committee considers, among other things, whether our independent registered public accounting firm is able to provide the required services in a more or less effective and efficient manner than other available service providers and whether the services are consistent with the Public Company Accounting Oversight Board Rules.

As our audit committee was not formed until January 2007 and the acquisition of our predecessor by Hospitality Trust was not completed until January 31, 2007, our audit committee did not approve the engagement of PricewaterhouseCoopers LLP to perform the services summarized in the table above. The fees described in the table above were approved by our predecessor’s audit committee.  Our audit committee will approve any future audit or non-audit fees to be paid to our independent registered public accounting firm only after determining that providing these services will not compromise its independence and that its familiarity with our record keeping and accounting systems will permit it to provide these services with equal or higher quality, more quickly and at a lower cost than we could obtain these services form other providers.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedule of TravelCenters of America LLC and its predecessor are included on the pages indicated.

All other schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements listed above.

(b)           Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger by and among TravelCenters of America, Inc., Hospitality Trust, HPT TA Merger Sub Inc. and Oak Hill Capital Partners (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-1, File No. 333-139272)

2.2

Amendment No. 1, dated as of January 30, 2007, to the Agreement and Plan of Merger among TravelCenters of America, Inc., Hospitality Properties Trust, HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P. (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K dated January 29, 2007)

3.1	Certificate of Formation of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, File No. 333-139272)
3.2	Amended and Restated Limited Liability Company Operating Agreement of TravelCenters of America LLC (Filed herewith)
10.1	Transaction Agreement by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, TravelCenters of America LLC and Reit Management & Research LLC (Filed herewith)
10.2	Management and Shared Services Agreement between TravelCenters of America LLC and Reit Management & Research LLC (Filed herewith)
10.3	Lease Agreement by and among HPT TA Properties Trust and HPT TA Properties LLC, as Landlord, and TA Leasing LLC, as Tenant (Filed herewith)
10.4

Guaranty Agreement made by TravelCenters of America LLC, TravelCenters of America Holding Company LLC and TA Operating LLC, as Guarantors, for the benefit of the Landlord under the Lease Agreement (Filed herewith)

10.5

Freightliner Express Operating Agreement, dated as of July 21, 1999, by and among Freightliner LLC, TA Operating Corporation, and TA Franchise Systems Inc. (Incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1, File No. 333-139272)

10.6

Amendment No. 1 to Freightliner Express Operating Agreement, dated as of November 9, 2000, by and among Freightliner LLC, TA Operating Corporation, and TA Franchise Systems Inc. (Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1, File No. 333-139272)

10.7

Amendment No. 2 to Freightliner Express Operating Agreement, dated as of April 15, 2003, by and among Freightliner LLC, TA Operating Corporation, and TA Franchise Systems Inc. (Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1, File No. 333-139272)

10.8

Amendment No. 3 to Freightliner Express Operating Agreement, dated as of July 26, 2006 by and among Freightliner LLC, TA Operating Corporation, and TA Franchise Systems Inc. (Incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1, File No. 333-139272)

10.9

Employment Agreement, dated January 1, 2005, by and between TravelCenters of America, Inc. and Joseph A. Szima (Incorporated by reference to Exhibit 10.15 of the Our Registration Statement on Form S-1, File No. 333-139272)

10.10

Employment Agreement, dated as of January 1, 2006, by and between TravelCenters of America, Inc. and Steven C. Lee (Incorporated by reference to Exhibit 10.16 of our Registration Statement on Form S-1, File No. 333-139272)

10.11

2007 Equity Compensation Plan of TravelCenters of America LLC including form of Share Option Agreement (Incorporated by reference to Exhibit 10.17 of Amendment No. 1 to our Registration Statement on Form S-1/A, File No. 333-139272)

10.12

Employment Agreement, dated as of January 1, 2000, by and between TravelCenters of America, Inc. and Timothy L. Doane (Incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-1, File No. 333-139272)

Exhibit Number	Description
10.13

Amendment No. 1 to Employment Agreement, dated as of May 26, 2000, by and between TravelCenters of America, Inc. and Timothy L. Doane (Incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-1, File No. 333-139272)

10.14

Amendment No. 2 to Employment Agreement, dated as of December 14, 2004, by and between TravelCenters of America, Inc. and Timothy L. Doane (Incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-1, File No. 333-139272)

10.15

Amendment No. 3 to Employment Agreement, dated as of March 30, 2006, by and between TravelCenters of America, Inc., and Timothy L. Doane. (Incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1, File No. 333-139272)

10.16

Employment Agreement, dated as of January 1, 2000, by and between TravelCenters of America, Inc. and James W. George (Incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-1, File No. 333-139272)

10.17

Amendment No. 1 to Employment Agreement, dated as of May 26, 2000, by and between TravelCenters of America, Inc. and James W. George (Incorporated by reference to Exhibit 10.14 of our Registration Statement on Form S-1, File No. 333-139272)

10.18	Summary of Director Compensation (Filed herewith)
14.1	TravelCenters of America LLC Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 of Amendment No. 2 to our Registration Statement on Form S-1/A, File No. 333-139272)
21.1	Subsidiaries of TravelCenters of America LLC (Incorporated by reference to Exhibit 21.1 of Amendment No. 1 to our Registration Statement on Form S-1/A, File No. 333-139272)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

March 20, 2007	By:	/s/	JOHN R. HOADLEY
		Name:	John R. Hoadley
		Title:	Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

Signature	Title	Date

/s/ THOMAS M. O’BRIEN	Managing Director, President and Chief	March 20, 2007
Thomas M. O’Brien	Executive Officer

/s/ JOHN R. HOADLEY	Executive Vice President, Chief Financial	March 20, 2007
John R. Hoadley	Officer and Treasurer (Principal Financial
Officer and Principal Accounting Officer)

/s/BARRY M. PORTNOY	Managing Director	March 20, 2007
Barry M. Portnoy

/s/ PATRICK F. DONELAN	Director	March 20, 2007
Patrick F. Donelan

/s/ BARBARA D. GILMORE	Director	March 20, 2007
Barbara D. Gilmore

/s/ ARTHUR G. KOUMANTZELIS	Director	March 20, 2007
Arthur G. Koumantzelis

TravelCenters of America LLC

Introduction to Unaudited Pro Forma Financial Statements

The unaudited pro forma balance sheet at December 31, 2006, presents the financial position of TravelCenters of America LLC as if Hospitality Trust’s acquisition of TravelCenters of America, Inc., the restructuring of that business and the spin off of TravelCenters of America LLC had been completed as of December 31, 2006, as described in the notes thereto. The unaudited pro forma statement of operations for the year ended December 31, 2006, presents the results of operations of TravelCenters of America LLC as if Hospitality Trust’s acquisition of TravelCenters of America, Inc., the restructuring of that business and the spin off of TravelCenters of America LLC had been completed as of January 1, 2006, as described in the notes thereto.

The allocation of the purchase price of Hospitality Trust’s acquisition of TravelCenters of America, Inc. and the assets and liabilities distributed in the spin off of TravelCenters of America LLC as reflected in these unaudited pro forma consolidated financial statements have, with the assistance of independent valuation specialists, been based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. A final determination of the fair value of the assets and liabilities distributed in the spin off of TravelCenters of America LLC, will be based on the actual net tangible and intangible assets of TravelCenters of America, Inc. that existed as of January 31, 2007, the date of the completion of the transactions. Consequently, amounts preliminarily allocated to assets and liabilities could change significantly from those used in the pro forma unaudited consolidated financial statements. In the opinion of management, all adjustments necessary to reflect the effects of the transactions described above have been included in the pro forma financial statements.

These unaudited pro forma financial statements do not represent our financial condition or results of operations for any future date or period. Actual future results may be materially different from pro forma results. Differences could arise from many factors, including, but not limited to, those related to our operation as a separate publicly owned company, competition in our business, our ability to successfully attract or retain customers and employees, our ability to control operating expenses, our capital structure and other changes. These unaudited pro forma financial statements should be read in conjunction with our and our predecessor’s audited financial statements and the related Management’s Discussion and Analysis of our predecessor’s results of operations included elsewhere in this annual report.

TravelCenters of America LLC

Unaudited Pro Forma Consolidated Balance Sheet at December 31, 2006

(dollars in thousands)

	TravelCenters of America LLC Historical	TravelCenters of America, Inc. Historical	Merger, Restructuring and Spin Off Adjustments		Pro Forma
	A	B
Current assets:
Cash and cash equivalents	$—	$55,297	$136,165	C,D1	$191,462
Accounts receivable, net	—	91,850	—	D2	91,850
Inventories	—	90,350	4,410	D3	94,760
Deferred income taxes	—	14,806	(14,806)	E	—
Other current assets	—	14,651	(698)	D4	13,953
Total current assets	—	266,954			392,025
Property and equipment, net	—	653,668	(576,819)	F	207,734
			25,633	F,D5
			105,252	G
Goodwill	—	49,681	(8,869)	H,D6	40,812
Deferred financing costs, net	—	15,462	(15,462)	I	—
Deferred income taxes	—	438	(438)	E	—
Intangible assets, net	—	1,907	21,872	D7	23,779
Other noncurrent assets	—	7,482	—	D8	7,482

Total assets	$—	$995,592			$671,832

Current liabilities
Current maturities of long term debt	$—	$7,019	$(7,019)	I	$—
Accounts payable	—	121,198	—	D9	121,198
Other accrued liabilities	—	71,278	(451)	I,D10	70,827
Total current liabilities	—	199,495			192,025

Commitments and contingencies

Long term debt, net of unamortized discount	—	668,734	(668,734)	I	—
Capital lease obligations	—	—	105,252	G	105,252
Deferred income taxes	—	15,492	(15,492)	E	—
Other noncurrent liabilities	—	22,594	(4,930)	D11	17,664
Total liabilities	—	906,315			314,941

Redeemable equity	—	13,403	(13,403)	J	—
Total nonredeemable shareholders’ equity	—	75,874	136,165	C	356,891
			144,852	J

Total liabilities and shareholders’ equity	$—	$995,592			$671,832

TravelCenters of America LLC

Unaudited Pro Forma Consolidated Statement of Operations

For the Year Ended December 31, 2006

(in thousands except per share data)

	TravelCenters of America LLC Historical	TravelCenters of America, Inc. Historical	Merger, Restructuring and Spin Off Adjustments		Pro Forma
	A	K
Revenues	$—	$4,783,514	$—		$4,783,514
Cost of goods sold (excluding depreciation)	—	4,123,444	—		4,123,444

Operating expenses:
Site level operating expenses	—	415,868	—		415,868
Selling, general and administrative (including $8,921 of noncash share based compensation expense)	—	61,347	6,072	L	67,419
Real estate lease rent	—	11,011	159,409	M	170,420
Depreciation and amortization	—	71,856	(53,827)	N	18,029
Merger and refinancing expenses		4,946	—	O	4,946
(Gain) loss on asset sales	—	(500)	—		(500)
Total operating expenses		564,528			676,182
Income (loss) from operations		95,542			(16,112)

Other income (expense), net	—	1,250	—		1,250
Interest and other financial costs, net	—	(47,482)	49,637	P	(9,155)
			(11,310)	M
Income (loss) before taxes	—	49,310			(24,017)

Income taxes expense (benefit)	—	18,277	(18,277)	Q	—
Net income (loss)	$—	$31,033			$(24,017)

Weighted average shares outstanding:
Basic	—	6,937	1,872	R	8,809
Diluted		7,579	1,230	R	8,809

Basic net income (loss) per common share	$—	$4.47			$(2.73)
Diluted net income (loss) per common share	$	$4.09			$(2.73)

TravelCenters of America LLC

Notes to Unaudited Pro Forma Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

Pro Forma Balance Sheet Adjustments

A.           We were formed by Hospitality Trust in October 2006 and capitalized with one dollar of cash. We have no other assets and no liabilities as of our formation date. We and our subsidiaries were formed in connection with Hospitality Trust’s planned acquisition of TravelCenters of America, Inc., which is considered to be our predecessor under applicable SEC rules.

B.             Represents the historical balance sheet of our predecessor.

C.             Represents the cash that would have been contributed to us by Hospitality Trust as part of our restructuring if the transaction had closed on December 31, 2006. Under the terms of the transaction agreement with Hospitality Trust, Hospitality Trust contributed cash to us so that the sum of our cash and other net working capital on the distribution date was $200,000.  Our cash balance as of January 31, 2007, was approximately $200,000 a portion of which was used as collateral for certain letters of credit or is at our site level operating cash accounts. We do not expect that the difference between the cash amount reflected in the pro forma financial statements and the actual amount of our cash on the distribution date to have a material impact on our expected operations.

D.            As required under generally accepted accounting principles, our acquisition of TravelCenters of America, Inc. will be treated as a business combination. Those principles require that we record the carrying value of the acquired assets and liabilities at their fair market values, as follows:

Calculation of purchase price for TravelCenters of America, Inc.:
Cash consideration	$1,220,524	(1)
Assumed indebtedness extinguished at closing	681,148
Estimated fees and other expenses	10,000
	$1,911,672

(1)    Cash consideration per the merger agreement is equal to $1,925,000 less assumed indebtedness and adjusted for working capital, as defined, in excess of or less than $100,000 on the merger date.

Allocation of purchase price to the fair value of assets and liabilities acquired:
Net assets and liabilities transferred to Hospitality Trust in the restructuring	$1,690,946
Assets and liabilities retained by us in the restructuring:
Cash	55,297
Accounts receivable	91,850
Inventories	94,760
Other current assets	13,953
Property and equipment	102,482
Identifiable intangible assets	23,779
Other noncurrent assets	7,482
Accounts payable	(121,198)
Other accrued liabilities	(70,827)
Other noncurrent liabilities	(17,664)
Excess of purchase price over fair value of assets and liabilities acquired (goodwill)	40,812

$1,911,672

Adjustments have been calculated as follows:

	Predecessor’s historical carrying amount	Estimate of fair market value based upon appraisal or management estimates	Adjustment	Ref.
	Column I	Column II	Column II less Column I

Assets:
Cash	$55,297	$55,297	$—	D1
Accounts receivable	91,850	91,850	—	D2
Inventories	90,350	94,760	4,410	D3
Other current assets	14,651	13,953	(698)	D4
Property and equipment	76,849	102,482	25,633	D5
Goodwill	49,681	40,812	(8,869)	D6
Identifiable intangible assets	1,907	23,779	21,872	D7
Other noncurrent assets	7,482	7,482	—	D8

Liabilities:
Accounts payable	121,198	121,198	—	D9
Other accrued liabilities	71,278	70,827	451	D10
Other noncurrent liabilities	22,593	17,663	(4,930)	D11

E.              This adjustment represents the elimination of our predecessor’s historical carrying amount of deferred tax assets and liabilities. As of the date of the spin off, both our tax bases and book bases in our assets and liabilities were redetermined with reference to fair market values, and we do not have basis differences that give rise to deferred tax assets or liabilities.

F.              This adjustment represents the elimination of our predecessor’s historical carrying amount of property, plant and equipment transferred to Hospitality Trust as part of the restructuring. The adjustment was calculated as follows:

Historical carrying amount of our predecessor’s property and equipment, net	$653,668
Historical carrying amount of our predecessor’s property and equipment, net, retained by Hospitality Trust in the restructuring	(576,819)
Historical carrying amount of property and equipment, net, retained by us in the restructuring	76,849
Estimated fair value of property and equipment retained by us in the restructuring	102,482
Net adjustment	$25,633

G.             Our spin off from Hospitality Trust required us to evaluate our lease with Hospitality Trust as a sale leaseback transaction under Statement of Financial Accounting Standards No. 98, or SFAS 98, which addresses sale leaseback transactions involving real estate. Under SFAS 98, we determined that several of the travel centers owned by our predecessor that we now lease from Hospitality Trust did not qualify for operating lease treatment because more than a minor portion of those travel centers are subleased to third parties. We carry such travel centers at an amount equal to Hospitality Trust’s recorded initial carrying amount, equal to their fair value, and have an equal amount of liability, representing our obligation to make future rent payments to Hospitality Trust, which future payments will be recognized as interest expense in our statement of operations. See Note N.

H.            This adjustment represents elimination of our predecessor’s historical carrying amount of goodwill and recognition of goodwill for the excess of the purchase price over the fair value of assets and liabilities acquired in connection with Hospitality Trust’s acquisition of our predecessor.

I.                 This adjustment represents the elimination of the debt, accrued interest and related unamortized deferred financing costs of our predecessor. In connection with Hospitality Trust’s acquisition of TravelCenters of America, Inc., all of the debt and accrued interest of our predecessor was paid.

J.                This adjustment represents the elimination of historical net shareholders’ equity of our predecessor, plus the net effect of the pro forma adjustments described above.

Pro Forma Statement of Operations Adjustments

K.            Represents the historical operating results of our predecessor.

L.              After the spin off from Hospitality Trust, we entered into a management and shared services agreement with Reit Management and Research LLC, or RMR, pursuant to which we will receive certain management services.  The adjustment represents the fees payable to RMR.  No adjustment has been made to the historical selling, general and administrative expense of our predecessor, although some of those costs may be duplicative of services provided by RMR or be otherwise non-recurring. For example, as required by applicable SEC rules, no adjustments have been made to the historical share compensation of our predecessor despite the fact that these amounts are attributable principally to the vesting of options for our predecessor’s shares that were redeemed upon the closing of Hospitality Trust’s acquisition of TravelCenters of America, Inc.

M.         Our agreement to lease real estate owned by Hospitality Trust requires us to make minimum rent payments that have scheduled increases during the term of the lease.  The adjustments have been calculated as follows:

Year Ended December 31, 2006

Minimum base rent (cash)	$153,500
Required straight line rent adjustment	17,219

Total	170,719
Less amount recognized as interest (see Note G)	(11,310)

Total adjustment	$159,409

N.            As part of the restructuring we retained a portion of the property and equipment and personal property used in the operations of our travel centers. In addition, we retained certain identifiable intangible assets. This adjustment represents the elimination of historical depreciation and amortization expense recognized by our predecessor and the addition of depreciation and amortization expense related to the property, equipment and intangible assets retained by us at allocated valuations. The depreciation and amortization expense is based on the estimated useful lives of the assets, which is up to 20 years for real estate and personal property and up to 16 years for intangible assets.

Year Ended December 31, 2006

Elimination of historical depreciation and amortization	$(71,856)
Addition of depreciation and amortization	18,029
Net adjustment	$(53,827)

O.            The historical other income (expense), net, of our predecessor includes income of $1,250 related to claim settlements.  In addition, during the year ended December 31, 2006, our predecessor recognized $4,946 of expense related to costs it incurred in marketing itself for sale and pursuing various financing alternatives that will not be further pursued. As required by applicable SEC rules, no adjustments have been made to eliminate these expense items despite the fact that they are non-recurring.

P.              All of our predecessor’s debt was paid at the time of Hospitality Trust’s acquisition of our predecessor. Pro forma interest income represents actual interest income earned by our predecessor during the period shown. As required by applicable SEC rules, the pro forma financial statements do not give effect to interest income which would be earned on our pro forma cash balance of $191,462 (see Note C) or related income taxes on such income.

Q.            This adjustment represents the elimination of our predecessor’s historical tax provision.  As a result of the Hospitality Trust acquisition and our spin off from Hospitality Trust, our predecessor’s tax attributes, such as net operating losses carried forward, if any, will not be available to benefit us in the future.  Our predecessor’s blended federal and state income tax rate was approximately 37.5%.

R.             This adjustment represents the elimination of our predecessor’s shares outstanding and the addition of our 8,809 total common shares outstanding subsequent to the spin off.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of
Directors of TravelCenters of America LLC

In our opinion, the accompanying consolidated balance sheet presents fairly, in all material respects, the financial position of TravelCenters of America LLC at December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this statement in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
March 19, 2007

TravelCenters of America LLC

Consolidated Balance Sheet

December 31, 2006

Cash	$1

Total assets	$1

Total liabilities	$—

Shareholder’s equity—common shares, 1 share issued and outstanding	1

Total liabilities and shareholder’s equity	$1

The accompanying notes are an integral part of this consolidated financial statement.

TravelCenters of America LLC

Notes to Consolidated Balance Sheet

December 31, 2006

1.    Organization

TravelCenters of America LLC was formed as a Delaware limited liability company on October 10, 2006. TravelCenters of America LLC was a wholly owned, indirect subsidiary of Hospitality Properties Trust, or HPT, and TravelCenters of America LLC’s initial capitalization of $1 was provided by HPT on TravelCenters of America LLC’s formation date. From that time until January 31, 2007, TravelCenters of America LLC conducted no business activities.

2.    Acquisition of TravelCenters of America, Inc.

In September 2006 HPT agreed to acquire 100% of Travel Centers of America, Inc. This acquisition was effected through a merger of a subsidiary of ours with and into TravelCenters of America, Inc. on January 31, 2007. When the acquisition was consummated, we and HPT restructured the business of TravelCenters of America, Inc. and HPT distributed our shares to its shareholders in a spin off transaction effective January 31, 2007.

The principal effects of the restructuring were that (i) TravelCenters of America, Inc. became our 100% owned subsidiary, (ii) subsidiaries of HPT that we do not own became owners of the real estate at substantially all of the travel centers owned by TravelCenters of America, Inc. as of December 31, 2006 as well as its trademarks, (iii) we entered into a lease of that real estate and those trademarks, and (iv) all of the outstanding indebtedness of TravelCenters of America, Inc. was repaid in full. We retained the balance of the tangible and intangible assets previously owned by TravelCenters of America, Inc. and will continue their operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of TravelCenters of America, Inc.:

        In our opinion, the accompanying consolidated balance sheet and related consolidated statement of operations and comprehensive income (loss), consolidated statement of cash flows and consolidated statement of nonredeemable stockholders’ equity present fairly, in all material respects, the financial position of TravelCenters of America, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share based employee compensation effective January 1, 2006.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
March 19, 2007

TravelCenters of America, Inc.

Consolidated Balance Sheet

	December 31,
	2005	2006
	(In Thousands of Dollars)
Assets
Current assets:
Cash and cash equivalents	$47,547	$55,297
Accounts receivable (less allowance for doubtful accounts of $1,715 for 2005 and $1,344 for 2006)	75,075	91,850
Inventories	87,702	90,350
Deferred income taxes	9,623	14,806
Other current assets	10,454	14,651
Total current assets	230,401	266,954

Property and equipment, net	629,253	653,668
Goodwill	49,681	49,681
Deferred financing costs, net	18,605	15,462
Deferred income taxes	207	438
Intangible assets, net	1,967	1,907
Other noncurrent assets	9,590	7,482

Total assets	$939,704	$995,592

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$7,009	$7,019
Accounts payable	117,271	121,198
Other accrued liabilities	69,482	71,278
Total current liabilities	193,762	199,495
Commitments and contingencies	—	—
Long-term debt (net of unamortized discount)	675,638	668,734
Deferred income taxes	1,226	15,492
Other noncurrent liabilities	21,771	22,594
	892,397	906,315
Redeemable equity	1,935	13,403

Nonredeemable stockholders’ equity (Note 16):
Common stock and other nonredeemable stockholders’ equity (Common stock—6,937,003 shares outstanding at December 31, 2005 and 2006; Preferred stock— 5,000,000 shares authorized but unissued)	226,482	225,951
Accumulated deficit	(181,110)	(150,077)
Total nonredeemable stockholders’ equity	45,372	75,874

Total liabilities, redeemable equity and nonredeemable stockholders’ equity	$939,704	$995,592

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America, Inc.
Consolidated Statement of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2004	2005	2006
	(In Thousands of Dollars)
Revenues:
Fuel	$1,959,239	$3,231,853	$3,905,128
Non-fuel	707,958	833,500	868,380
Rent and royalties	10,667	9,943	10,006
Total revenues	2,677,864	4,075,296	4,783,514

Cost of goods sold (excluding depreciation):
Fuel	1,857,160	3,102,513	3,761,571
Non-fuel	289,867	348,267	361,873
Total cost of goods sold (excluding depreciation)	2,147,027	3,450,780	4,123,444
Operating expenses:
Site level operating expenses	346,301	409,483	415,868
Selling, general and administrative expenses (including $65, $8,921 and $11,930 of noncash share based compensation expense for 2004, 2005 and 2006, respectively)	43,180	53,051	61,347
Real estate lease rent	15,868	10,884	11,011
Depreciation and amortization expense	58,750	64,981	71,856
Merger and refinancing expenses	—	—	4,946
Gain on asset sales	(2,547)	(207)	(500)
Total operating expenses	461,552	538,192	564,528

Income from operations	69,285	86,324	95,542
Other income (expense), net	110	(37,592)	1,250
Interest and other financial costs, net	(46,061)	(48,518)	(47,482)
Income before income taxes	23,334	214	49,310
Provision for income taxes	8,472	2,309	18,277

Net income (loss)	14,862	(2,095)	31,033

Other comprehensive income (loss), net of tax (Note 7):
Unrealized gain on derivative instruments	—	674	(674)
Foreign currency translation adjustments	318	270	(9)
Comprehensive income (loss)	$15,180	$(1,151)	$30,350

Basic earnings (loss) per common share	$2.14	$(0.30)	$4.47

Diluted earnings (loss) per common share	$2.04	$(0.30)	$4.09

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America, Inc.
Consolidated Statement of Cash Flows

	Year Ended December 31,
	2004	2005	2006
	(In Thousands of Dollars)
Cash flows from operating activities:
Net income (loss)	$14,862	$(2,095)	$31,033
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	65	8,921	11,930
Tender premium and debt discount paid	—	(32,610)	—
Depreciation and amortization	58,750	64,981	71,856
Amortization of deferred financing costs	3,882	3,908	3,143
Financing costs expensed upon extinguishment of debt	1,699	39,566	—
Deferred income tax provision	5,974	1,235	9,248
Provision for doubtful accounts	307	975	40
Gain on asset sales	(4,162)	(2,181)	(500)
Changes in assets and liabilities, adjusted for the effects of business acquisitions:
Accounts receivable	(19,235)	(14,836)	(17,524)
Inventories	(6,321)	(11,237)	(2,648)
Other current assets	(1,255)	(1,078)	(2,795)
Accounts payable and other accrued liabilities	40,439	27,073	7,374
Other, net	2,141	(1,640)	(3,671)
Net cash provided by operating activities	97,146	80,982	107,486

Cash flows from investing activities:
Business acquisitions	(126,117)	(1,180)	—
Proceeds from asset sales	13,816	2,785	2,652
Capital expenditures	(122,919)	(85,403)	(92,810)
Net cash used in investing activities	(235,220)	(83,798)	(90,158)

Cash flows from financing activities:
Increase (decrease) in checks drawn in excess of bank balances	2,934	7,190	(2,564)
Revolving loan borrowings (repayments), net	11,400	(25,000)	—
Long-term debt repayments	(310,401)	(650,110)	(7,009)
Long-term debt borrowings	475,000	680,000	—
Debt issuance costs	(9,857)	(5,039)	—
Debt extinguishment and refinancing costs paid	—	(2,603)	—
Other, net	(158)	38	—
Net cash provided by (used in) financing activities	168,918	4,476	(9,573)

Effect of exchange rate changes on cash	(3)	41	(5)
Net increase in cash	30,841	1,701	7,750

Cash and cash equivalents at the beginning of the year	15,005	45,846	47,547
Cash and cash equivalents at the end of the year	$45,846	$47,547	$55,297

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America, Inc.
Consolidated Statement of Nonredeemable Stockholders’ Equity

	Year Ended December 31,
	2004	2005	2006
	(In Thousands of Dollars)
Common stock and other nonredeemable stockholders equity:

Common Stock:
Balance at beginning and end of year	$3	$3	$3

Additional paid-in capital:
Balance at beginning of year	216,112	215,743	224,413
Accretion of redeemable equity	(369)	—	—
Stock options	—	8,670	152

Balance at end of year	215,743	224,413	224,565

Total common stock and other nonredeemable stockholders’ equity	216,868	226,482	225,951

Accumulated other comprehensive income:
Balance at beginning of year	804	1,122	2,066
Change in fair value of interest rate swap agreement, net of tax	—	674	(674)
Foreign currency translation adjustments, net of tax	318	270	(9)

Balance at end of year	1,122	2,066	1,383

Accumulated deficit:

Balance at beginning of year	(193,877)	(179,015)	(181,110)
Net income (loss)	14,862	(2,095)	31,033

Balance at end of year	(179,015)	(181,110)	(150,077)

Total nonredeemable stockholders’ equity	$37,853	$45,372	$75,874

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America, Inc.
Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2005 and 2006

1.    Business Description and Summary of Operating Structure

TravelCenters of America, Inc. (“we” or “the Company”) is a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the North American highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At December 31, 2006, our geographically diverse nationwide network of full-service travel centers consisted of 163 sites located in 40 states and the province of Ontario, Canada. Our operations are conducted through three distinct types of travel centers:

•      those operated by us, which we refer to as company operated sites;

•      those owned by us and leased to independent lessee franchisees, which we refer to as franchisee operated sites; and

•      those owned and operated by independent franchisees, which we refer to as franchisee owned and operated sites.

At December 31, 2006, our network consisted of 140 company operated sites, ten franchisee operated sites and 13 franchisee owned and operated sites. During 2006, we acquired one new company operated site and added one franchisee owned and operated site to our network. We operate as one reportable segment. We aggregate our travel centers into one reportable segment because they have similar economic and operating characteristics. With only one of our 163 travel centers located in Canada, the amounts of revenues and long-lived assets located in Canada are not material.

Our travel centers are located at key points along the U.S. interstate highway system and in Canada, typically on 20- to 25-acre sites. Operating under the “TravelCenters of America” and “TA” brand names, our nationwide network provides our customers with diesel fuel and gasoline as well as non-fuel products and services such as truck repair and maintenance services, full-service restaurants, quick service restaurants, travel and convenience stores and other driver amenities. We also collect rents and franchise royalties from the franchisees who operate the franchisee operated sites and franchisee owned and operated sites and, as a franchisor, assist our franchisees in providing service to long haul trucking fleets and their drivers, independent truck drivers and general motorists.

The consolidated financial statements include the accounts of TravelCenters of America, Inc. and its wholly owned subsidiaries, TA Operating Corporation and TA Franchise Systems Inc., as well as TA Licensing, Inc., TA Travel, L.L.C., 3073000 Nova Scotia Company, TravelCentres Canada Inc., and TravelCentres Canada Limited Partnership, which are all direct or indirect wholly owned subsidiaries of TA Operating Corporation. Intercompany accounts and transactions have been eliminated.

Merger Transaction with Hospitality Properties Trust

On September 15, 2006, we and stockholders owning a majority of our voting stock entered into an agreement and plan of merger with Hospitality Properties Trust (“HPT”), pursuant to which HPT, through a subsidiary, agreed to acquire 100% of our outstanding common stock for approximately $1.9 billion and merge HPT’s subsidiary with and into us. The merger, which we refer to as the HPT Transaction, occurred on January 31, 2007. Upon the closing, our business was restructured. The principal effects of the restructuring were that (i) we became a 100% subsidiary of TravelCenters of America LLC, a subsidiary of HPT, (ii) subsidiaries of HPT that we do not own became owners of the real estate at substantially all of the travel centers we owned as of December 31, 2006 as well as our trademarks, (iii) we entered into a lease of that real estate and those trademarks, and (iv) all of our outstanding indebtedness was repaid in full. We retained the balance of our tangible and intangible assets and will continue our operations. After the restructuring, HPT, a publicly owned real estate investment trust, spun off the shares of TravelCenters of America LLC to its common shareholders and TravelCenters of America LLC, which is our parent after the acquisition and restructuring, became a publicly owned company effective January 31, 2007.

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Sales revenues and related costs are recognized at the time of delivery of motor fuel to customers at either the terminal or the customer’s facility for wholesale fuel sales and at the time of final sale to consumers at our company operated travel centers for retail fuel and non-fuel sales. The estimated cost to us of the redemption by customers of our loyalty program points is recorded as a discount against gross sales in determining the net sales amount presented in our consolidated statement of operations and comprehensive income (loss).

For those travel centers that we own but lease to a franchisee, rent revenue is recognized based on the rent payment due for each period. These leases specify rent increases each year based on inflation rates for the respective periods or capital improvements we make at the travel center. As the rent increases related to these factors are contingent upon future events, the related rent revenue is not recognized until it becomes accruable.

Franchise royalty revenues are collected and recognized monthly and are determined as a percentage of the franchisees’ revenues. Initial franchise fee revenues are recognized at the point when the franchisee opens for business under our brand name, which is when we have fulfilled all of our initial obligations under the related agreements. Initial franchise fees were $100,000 in each of the years ended December 31, 2004 and 2005 and $200,000 during the year ended December 31, 2006.

Earnings Per Share

Basic earnings per common share is calculated by dividing net income (and income from continuing operations, cumulative effect of a change in accounting, extraordinary items and/or discontinued operations, if applicable) by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and warrants, using the treasury stock method. See Note 6 for further discussion.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments with an initial maturity of three months or less to be cash.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable losses in our existing accounts receivable. We determine the allowance based on customer risk assessment and historical write-off experience. We review our allowance for doubtful accounts monthly. Past due balances over specific amounts and in excess of specified amounts are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off balance sheet credit exposure related to our customers.

Inventories

        Inventories are stated at the lower of cost or market value, cost being determined principally on the weighted average cost method.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

Buildings and site improvements	15-20 years
Pumps and underground storage tanks	5-20 years
Machinery and equipment	3-15 years
Furniture and fixtures	5-10 years

Repair and maintenance costs are charged to expense as incurred, while major renewals and betterments are capitalized. Included in the amounts capitalized is an allocation of certain internal payroll and other overhead costs associated with the direct oversight of the capital investment and development program and the projects included therein. These costs are amortized over twelve years, the estimated composite life of our property and equipment. The cost and related accumulated depreciation of property and equipment sold, replaced or otherwise disposed of are removed from the accounts. Any resulting gains or losses are recognized in operations. See Note 9.

Intangible Assets

Acquired intangible assets, other than goodwill, are initially recognized based on their fair value. Those intangible assets acquired in a business combination are initially recognized in accordance with Statement of Financial Accounting Standards (FAS) No. 141, “Business Combinations.” FAS 141 requires an allocation of purchase price to all assets and liabilities acquired, including those intangible assets that arise from contractual or other legal rights or are otherwise capable of being separated or divided from the acquired entity (but excluding goodwill), based on the relative fair values of the acquired assets and liabilities. Any excess of acquisition cost over the fair value of the acquired net assets is recorded as goodwill. Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives or that are inherent in a continuing business and related to the entity as a whole are expensed as incurred. Intangible assets with finite lives are amortized on a straight-line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them. Goodwill and intangible assets with indefinite lives are not amortized but are reviewed on January 1 of each year (or more frequently if impairment indicators arise) for impairment (see Note 10).

Internal Use Software Costs

During the application development stage of an internal-use computer software project, we capitalize (i) the external direct costs of materials and services consumed in developing or obtaining the internal-use computer software, (ii) to the extent of time spent directly on the project, payroll costs of employees directly associated with and who devote time to the project, and (iii) related interest costs incurred. Internal and external costs incurred in the preliminary project stage and post-implementation stage, such as for exploring alternative technologies, vendor selection and maintenance, are expensed as incurred, as are all training costs. The costs of significant upgrades and enhancements that result in additional functionality are accounted for in the same manner as similar costs for new software projects. The costs of all other upgrades and enhancements are expensed as incurred.

Impairment of Long Lived Assets

Impairment charges are recognized when the carrying value of a long lived asset group to be held and used in the business is not recoverable and exceeds its fair value, and when the carrying value of a long-lived asset to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Such impairment charges are recognized in the period during which the circumstances surrounding an asset to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset is made. Such tests are performed at the individual travel center level. In addition, intangible assets are subjected to further evaluation and impairment charges are recognized when events and circumstances indicate the carrying value of the intangible asset exceeds the fair market value of the asset. Impairment charges, when required, are included in depreciation and amortization expense in our consolidated statement of operations and comprehensive income (loss).

Deferred Financing Costs

Deferred financing costs were incurred in conjunction with issuing long term debt and are amortized into interest expense over the lives of the related debt instruments using the effective interest method (see Note 13).

Classification of Costs and Expenses

Cost of goods sold (excluding depreciation) represents the costs of fuels and other products sold, including freight. Site level operating expenses principally represent costs incurred in operating our travel centers, consisting primarily of labor, maintenance, supplies and utilities.

Operating Lease Expense

Rental on most operating leases is charged to expense over the lease term as it becomes payable. Certain operating leases specify scheduled rent increases over the lease term. The effects of those scheduled rent increases, which are included in minimum lease payments, are recognized in rent expense over the lease term on a straight-line basis.

Share Based Employee Compensation

Until January 1, 2006, we accounted for our stock based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective January 1, 2006, we adopted FAS 123 (Revised), “Share-Based Payment” (FAS 123R).  See Note 3 for further discussion of this change in accounting principle.   Options were granted to certain members of our management in 2001. There have been no grants of options since that time. For granted options that vested over time, no compensation expense was recognized, as all of those options had an exercise price equal to or greater than the market value of the underlying common stock at the date of grant. For granted options that vest based on attaining certain measures of performance, compensation expense is recognized when it becomes probable that the performance triggers for such options will be achieved.   See Note 16 for further discussion of our share based compensation plans and related amounts recognized, as well as a table that illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of FAS 123R to all share based payment transactions. Share based compensation expense is included in selling, general and administrative expenses in our consolidated statement of operations and comprehensive income (loss).

Environmental Remediation

We provide for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation expenses are included within operating expenses in our consolidated statement of operations and comprehensive income (loss). Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. If recoveries of remediation costs from third parties are probable, a receivable is recorded. Accruals are not recorded for the costs of remediation activities undertaken on our behalf by certain subsidiaries of The British Petroleum Company p.l.c. (“BP”), at BP’s sole expense (see Note 20) for existing matters at the time we acquired certain travel centers from BP. In our consolidated balance sheet, the accrual for environmental matters is included in other noncurrent liabilities, with the amount estimated to be expended within the subsequent year reported as a current liability within the other accrued liabilities balance.

Defined Contribution Plan

We sponsor a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. Our contributions to the plans are based on employee contributions and compensation and are recognized in operating expenses in the period incurred.

Asset Retirement Obligations

We recognize the future costs to remove our underground storage tanks, and to remove leasehold improvements as required at expiration of the respective leases, over the estimated useful lives of each tank, or leasehold improvement, in accordance with the provisions of FAS 143, “Accounting for Asset Retirement Obligations.” A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank or leasehold improvement is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tank or leasehold improvement. The estimated liability is based on historical experiences in removing these assets, estimated useful lives, external estimates as to the cost to remove the assets in the future and regulatory and/or contractual requirements. The liability is a discounted liability using a credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in removal costs, asset useful lives or if new regulations regarding the removal of such tanks are enacted and/or amendments to the lease contracts are negotiated. See Note 9.

Income Taxes

Deferred income tax assets and liabilities are established to reflect the future tax consequences of differences between the tax bases and financial statement bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance when it is no longer more likely than not the deferred tax asset will be realized.

Concentration of Credit Risk

We grant credit to our customers and may require letters of credit or other collateral. Allowances for doubtful accounts and notes receivable are maintained based on historical payment patterns, aging of accounts receivable, periodic review of our customers’ financial condition, and actual write-off history.

Derivative Instruments

We recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. We designate our derivatives based upon criteria established by FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” For a derivative designated as a fair value hedge, the change in fair value is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. We have used derivatives to manage risk arising from changes in interest rates. Our objectives for holding derivatives are to decrease the volatility of earnings and cash flows associated with changes in interest rates. See Note 21.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which estimation is practicable: the fair values of financial instruments classified as current assets or liabilities approximate the carrying values due to the short-term maturity of the instruments.  The fair value of our fixed-rate indebtedness that was not publicly traded was estimated based on the current borrowing rates available to us for financings with similar terms and maturities (see Note 13); and the fair values of our interest rate protection agreements are based on bank-quoted market prices.

Reclassifications

Certain reclassifications of 2004 and 2005 data have been made within the operating expenses section of the statement of operations and comprehensive income (loss) to conform to the current year presentation.

3.    Change in Accounting Principle

Effective January 1, 2006, we adopted FAS 123R, which replaced FAS No. 123, “Accounting for Stock-based Compensation,” and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). FAS 123R requires compensation cost relating to share based payment transactions be recognized in the financial statements. We adopted FAS 123R using the prospective approach; accordingly, prior periods were not restated. There was no effect on our balance sheet or results of operations as a result of the adoption of FAS 123R. Prior to January 1, 2006, we measured compensation costs related to share based payments under APB 25, as permitted by FAS 123, and provided pro forma disclosure in the notes to financial statements as required by FAS 123 and FAS 148.

Under APB 25, we accounted for share based compensation using the intrinsic value method of accounting. For options that vested based on the passage of time, no share based compensation expense was reflected in our consolidated statements of operations because for all such options the exercise price equaled the estimated market value of the underlying share on the date of grant. For options that vested based on attaining specified financial return performance targets, no share based compensation cost was reflected in our consolidated statements of operations until such time as attaining of the targets was determined to be probable, which was not the case for the options granted under the 2001 stock plan until the fourth quarter of 2005. We have not granted options since the adoption of FAS 123R, but in April 2006 we modified certain of our outstanding options and, accordingly, we began accounting for these modified options as prescribed by FAS 123R. As a result, we have recognized share based compensation expense with respect to these modified options in the financial statements for the year ended December 31, 2006. See Note 16 for additional discussion of our share based compensation.

4.              Recently Issued Accounting Pronouncements

FIN 48.    In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this guidance, a benefit can be recognized with respect to a tax position only if it is more likely than not that the position will be sustained upon examination. In such cases, the tax position is to be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We are in the process of evaluating what, if any, effect adoption of FIN 48 will have on our financial  statements, but do not expect that the effect will be material to our financial position, results of operations or cash flows when we adopt it effective January 1, 2007.

SAB 108.    In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method  that focuses on the period end balance sheet.  SAB 108 was effective for us December 31, 2006.  There was no material impact on our financial statements as a result of adopting SAB 108.

FAS 157.     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). FAS 157 is effective for fiscal years beginning after November 15, 2007. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. We are in the process of evaluating what, if any, effect adoption of FAS 157 will have on our financial statements when we adopt it effective January 1, 2008.

FAS 159.    In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159).  FAS 159 is effective for fiscal years beginning after November 15, 2007.  FAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis.  FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities.  We are in the process of evaluating what, if any, effect adoption of FAS 159 will have on our financial statements when FAS 159 is adopted effective January 1, 2008.

5.              Acquisition

On December 1, 2004, we acquired from Rip Griffin Truck Service Center, Inc. the assets related to eleven travel centers located in seven states, primarily in the southwestern region of the United States. The acquisition was completed to strengthen our presence in the southwestern United States and included the land, buildings, equipment, inventories and certain prepaid assets at the eleven travel centers. The results from these eleven travel centers were included in our consolidated financial statements from December 1, 2004. The aggregate purchase price was $129,142,000, all of which was paid in cash or assumed liabilities. The acquisition was funded with borrowings under our 2004 Credit Agreement as part of the 2004 Refinancing (see Note 13). We expect that all of the goodwill resulting from this acquisition will be tax deductible. The following table summarizes the amounts assigned to the assets acquired and the liabilities assumed at the date of acquisition.

As of December 1, 2004
(In Thousands of Dollars)

Current assets	$5,799
Property and equipment	99,360
Goodwill	22,993
Intangible assets	500
Other noncurrent assets	490
Total assets acquired	129,142

Current liabilities	995
Noncurrent liabilities	1,515

Net assets acquired	$126,632

The following unaudited pro forma information presents our results of operations as if the acquisition of the Rip Griffin travel centers had taken place on January 1, 2004.

Year Ended December 31, 2004
(In Thousands of Dollars)

Total revenue	$2,879,984
Gross profit	$577,851
Income before extraordinary item and accounting change	$18,086
Net income	$18,086

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 2004, or that may result in the future.

During the years ended December 31, 2004 and 2005, we paid aggregate amounts of $636,000 and $1,180,000, respectively, to convert two franchisee operated sites to company operated sites during each of those years.

6.              Earnings Per Share

The following represents a reconciliation from basic earnings per common share to diluted earnings per common share. The assumed exercise of stock options and warrants would have had an anti-dilutive effect on earnings per share for 2005.

	Year Ended December 31,
	2004	2005	2006
	(In Thousands, except per share data)

Determination of shares:
Weighted average common shares outstanding	6,937	6,937	6,937
Incremental shares attributable to the assumed exercise of dilutive stock options	62	—	365
Incremental shares attributable to the assumed exercise of warrants	277	—	277

Diluted weighted average common shares outstanding	7,276	6,937	7,579

Basic earnings per common share	$2.14	$(0.30)	$4.47
Diluted earnings per common share	$2.04	$(0.30)	$4.09

7.              Comprehensive Income

Income tax provision related to other comprehensive income consisted of the following:

	Year Ended December 31,
	2004	2005	2006
	(In Thousands, except per share data)

Related to gain (loss) on derivative instruments	$—	$347	$(347)
Related to foreign currency translation adjustments	83	89	(2)

Total	$83	$436	$(349)

8.              Inventories

Inventories consisted of the following:

	2005	2006
	(In Thousands of Dollars)

Non-fuel merchandise	$72,341	$71,821
Petroleum products	15,361	18,529

Total inventories	$87,702	$90,350

9.              Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2005	2006
	(In Thousands of Dollars)

Land	$83,596	$82,523
Buildings and improvements	606,482	648,228
Machinery, equipment and furniture	330,513	357,083
Construction in progress	50,804	44,879

	1,071,395	1,132,713
Less: accumulated depreciation	442,142	479,045

Property and equipment, net	$629,253	$653,668

Total depreciation expense for the years ended December 31, 2004, 2005, and 2006 was $58,561,000, $64,655,000 and $71,991,000, respectively. We have capitalized certain internal costs associated with our capital investment and development program. For the years ended December 31, 2004, 2005 and 2006 the amounts capitalized were $2,531,000, $3,110,000 and $1,598,000 respectively. The unamortized balance of such costs as of December 31, 2006 was $16,519,000.

We are obligated to remove our underground storage tanks and to remove certain assets at some sites we lease.  A reconciliation of our asset retirement obligation liability, which is included within other noncurrent liabilities in our consolidated balance sheet, for the years ended December 31, 2004, 2005 and 2006 was as follows:

	Year Ended December 31,
	2004	2005	2006
	(In Thousands of Dollars)

Balance at January 1,	$663	$760	$845
Liabilities incurred	33	—	2
Liabilities settled	(19)	(10)	(9)
Accretion expense	83	95	153
Revisions to estimates	—	—	352

Balance at December 31,	$760	$845	$1,343

10.       Goodwill and Intangible Assets

Goodwill.     Goodwill results from our business acquisitions and represents the excess of amounts paid to the sellers over the fair values of the tangible assets acquired. For the years ended December 31, 2004 and 2005, we recorded goodwill of $23,314,000 and $783,000, respectively, in connection with converting franchisee operated sites to company operated sites and, in 2004, the Rip Griffin acquisition (see Note 5). The changes in the carrying amount of goodwill for the years ended December 31, 2004, 2005 and 2006 were as follows:

	Year Ended December 31,
	2004	2005	2006
	(In Thousands of Dollars)

Balance as of beginning of period	$25,584	$48,898	$49,681
Goodwill recorded during the period	23,314	783	—

Balance as of end of period	$48,898	$49,681	$49,681

Intangible Assets.     Leasehold interest represents the value, obtained through acquisition, of favorable lease provisions at one location, the lease for which extended 11½ years from the date of the acquisition. The leasehold interest was being amortized over the 11½ year period, which ended during 2005. Trademarks relate primarily to our purchase of the trademarks, service marks, trade names and commercial symbols used in our business. The trademarks have indefinite lives and, therefore, are not amortized. Other intangible assets primarily includes noncompetition agreements that are amortized over their contractual lives.

Intangible assets, net, consisted of the following:

	December 31,
	2005	2006
	(In Thousands of Dollars)
Amortizable intangible assets:
Leasehold interest	$1,724	$1,724
Other	1,396	1,396

Total amortizable intangible assets	3,120	3,120
Less—accumulated amortization	2,551	2,611

Net carrying value of amortizable intangible assets	569	509

Carrying value of trademarks	1,398	1,398

Intangible assets, net	$1,967	$1,907

Total amortization expense for our amortizable intangible assets for the years ended December 31, 2004, 2005 and 2006 was $189,000, $130,000 and $60,000, respectively. The estimated aggregate amortization expense for our amortizable intangible assets for each of the five succeeding fiscal years is $60,000 for each year.

11.       Other accrued liabilities

                        Other accrued liabilities consisted of the following:

	December 31,
	2005	2006
	(In Thousands of Dollars)

Taxes payable, other than income taxes	$26,082	$26,747
Accrued wages and benefits	17,778	16,734
Interest payable	1,904	1,001
Other accrued liabilities	23,718	26,796

Total other accrued liabilities	$69,482	$71,278

12.       Revolving Loan

Until January 31, 2007, we had available to us a revolving credit facility of $150,000,000. The revolving credit facility includes a $115,000,000 sublimit for letters of credit. The interest rate for each borrowing under this revolving credit facility is based, at our election, on either a prime rate-based alternate base rate (ABR) or an adjusted London Interbank Offered Rate (LIBOR). Added to either the ABR or LIBOR rates are the following interest rate spreads that decline as our Leverage Ratio (as defined in the 2005 Credit Agreement) declines:

Leverage Ratio	ABR Spread	LIBOR Spread

Equal to or greater than 4.0 to 1.0	1.25%	2.25%
Less than 4.0 to 1.0 but equal to or greater than 3.5 to 1.0	1.00%	2.00%
Less than 3.5 to 1.0	0.75%	1.75%

Commitment fees are calculated as 0.5% of the daily average unused amount of the revolving loan commitment. Interest payments are due at each quarter end for interest related to alternate base rate borrowings and at the end of each loan period, but not less frequently than quarterly, for LIBOR borrowings. There were no outstanding borrowings under our revolving credit facility at December 31, 2005 and 2006. There were $21,570,000 of available borrowings reserved for letters of credit at December 31, 2006. This facility was terminated on January 31, 2007 as part of the HPT Transaction. See Note 13 for additional information regarding this facility and all of our indebtedness.

13.       Long Term Debt

Long term debt (net of unamortized discount) consisted of the following:

		December 31,
	Maturity	2005	2006
		(In Thousands of Dollars)

2005 Term Loan	2011	$680,000	$673,200
Note payable	2018	3,717	3,508
Total		683,717	676,708
Less: amounts due within one year		7,009	7,019
Less: unamortized discount		1,070	955

Long term debt (net of unamortized discount)		$675,638	$668,734

2005 Term Loan.     On June 30, 2005, we completed a refinancing, which we refer to as the “2005 Refinancing.” In the 2005 Refinancing, we borrowed $680,000,000 under our Amended and Restated Credit Agreement dated June 30, 2005, which we refer to as the “2005 Credit Agreement” and which consisted of a fully drawn $680,000,000 term loan facility and an undrawn $150,000,000 revolving credit facility (see Note 12). Term loan principal payments of $1,700,000 were due at each quarter end, beginning March 31, 2006, through September 30, 2011, with the remaining balance due at maturity. The term loan facility was to mature on December 1, 2011 and the revolving credit facility was to mature on October 1, 2008. Interest accrued at variable rates based, at our election, on adjusted LIBOR plus 1.75% or a prime rate-based alternate base rate (ABR) plus 0.75%. We had the option to select which rate will be applied at the beginning of each loan period, the term of which, for LIBOR borrowings, varied, at our election, from one to six months and, for alternate base rate borrowings, extended until we elected to convert to LIBOR borrowings. At December 31, 2006, the term loan was comprised of borrowings at a rate of 7.1% for interest periods that ended on January 31, 2007. Interest payments were due at each quarter end for interest related to ABR borrowings and at the end of each loan period, but not less frequently than quarterly, for LIBOR borrowings.  This indebtedness was repaid in full and the 2005 Credit Agreement was terminated on January 31, 2007 as part of the HPT Transaction.

Note Payable.     On September 1, 1998, in connection with the purchase of the operating assets of a leased travel center, we issued a note payable to the former operator of the travel center for $4,919,000. The note bore interest at 5% and required quarterly payments of principal and interest of $98,000 through October 1, 2018. The note was recorded net of a discount of $1,875,000. This note was collateralized by a mortgage interest in the related travel center.  This indebtedness was repaid in full on January 31, 2007 as part of the HPT Transaction.

Debt Extinguishments Expense and Debt Issuance Costs.     As part of the 2004 Refinancing, we amended and restated our 2000 Credit Agreement, and the borrowings thereunder. In 2004 we recognized a charge to debt extinguishment and refinancing expense of $1,699,000 and we capitalized as deferred financing costs $8,720,000 of costs associated with the additional borrowings under the 2004 Credit Agreement. As part of the 2005 Refinancing, we recognized a charge to debt extinguishment and refinancing expense of $39,566,000 and we capitalized as deferred financing costs $5,039,000 of costs associated with the additional borrowings under the 2005 Credit Agreement.  The full amount of unamortized deferred financing costs and unamortized debt discount was charged to expense in January 2007 as a result of the HPT Transaction.

Pledged Assets.     The borrowings under the 2005 Credit Agreement were collateralized by mortgages on substantially all of our property and equipment, liens on all of our accounts receivable and inventories and security agreements related to our cash balances and significant operating contracts, all of which were cancelled and released as a result of the HPT Transaction.

Fair Value.   The fair value of long-term debt at December 31, 2005 and 2006 was $684,717,000 and $676,708,000, respectively.

14.       Leasing Transactions

As a lessee.     We have entered into lease agreements covering certain of our travel center locations, warehouse and office space, computer and office equipment and vehicles. Most long-term leases include renewal options and, in certain cases, they include escalation clauses and purchase options. Future minimum lease payments required under operating leases that had remaining noncancelable lease terms in excess of one year, as of December 31, 2006, were as follows:

Year Ending December 31,	Minimum Lease Payments
(In Thousands of Dollars)

2007	$13,585
2008	12,658
2009	10,475
2010	9,626
2011	9,338
Thereafter	64,277

$119,959

Rent expense under our operating leases is included in both operating expenses and selling, general and administrative expenses in our consolidated statement of operations and comprehensive income (loss) and consisted of the following:

	Year Ended December 31,
	2004	2005	2006
	(In Thousands of Dollars)

Minimum rent	$23,780	$15,978	$16,962
Contingent rent	(2,294)	101	107

Total rent expense	$21,486	$16,079	$17,069

Contingent rent represents the increases or decreases in lease payments that result from changes after the inception of the lease in the factors on which the lease payments are based. For us, contingent rent relates to those leases that provide for increases in rent payments based on changes in the consumer price index, increases in rent payments based on the level of sales and/or operating results of the leased travel center, and changes in rent payments based on changes in interest rates, specifically LIBOR.

As a lessor.     Ten of the travel centers we owned were leased to franchisees under operating lease agreements during the year ended December 31, 2006. Our lease agreements provide for initial terms of ten years with two renewal terms of five years each. These leases include rent escalations that are contingent on future events, namely inflation or capital improvements. Rent revenue from such operating lease arrangements totaled $5,655,000, $4,907,000 and $4,566,000 for the years ended December 31, 2004, 2005 and 2006, respectively. At December 31, 2006, the cost and accumulated depreciation of the assets covered by these lease agreements was $29,597,000 and $17,107,000, respectively. Future minimum lease payments receivable under these operating leases as of December 31, 2006 were as follows:

Year Ending December 31,	Minimum Lease Payments
(In Thousands of Dollars)

2007	$3,979
2008	3,979
2009	3,979
2010	3,979
2011	3,979
Thereafter	2,350

$22,245

15.       Redeemable Equity

At each of December 31, 2005 and 2006, there were 180,305 shares of our common stock owned by certain of our management employees. We refer to these shares of common stock as management shares. For the purchase of management shares, each of the management employees who entered into the management subscription agreement received financing from us for no more than one-half of the purchase price of the management shares. In connection with this financing each management employee executed a note in our favor and a pledge agreement. At each of December 31, 2005 and 2006, the aggregate principal amount of such notes due us from the management employees was $1,022,000 and was reflected as a reduction to the redeemable equity balance.

Under the terms of the management subscription agreements and other agreements governing the management shares, the management employees have rights to require us to repurchase the management shares at fair market value upon the employee’s termination of employment due to death, disability or scheduled retirement. Repurchase will generally be for cash at the fair market value on the date of termination if termination is due to death or disability or scheduled retirement at or after age 62, or for cash in installments over a period of years at fair market value each year if termination is due to scheduled retirement prior to age 62. Prior to an initial public offering of our common stock, the fair market value is determined by a formula set forth in the agreement that can be modified by the Board of Directors. The formula to calculate the fair market value is (A) the product of (1) a multiplier and (2) EBITDA (as defined in our bank debt agreement) for the most recent four consecutive full fiscal quarters, plus (B) consolidated cash and cash equivalents in excess of $10,000,000, minus (C) consolidated indebtedness, divided by (D) the total number of shares of common stock outstanding on a fully diluted basis assuming full conversion and exercise of all common stock equivalents and similar stock rights.

If there is a change of control of us which involves the sale by stockholders of their equity interest to a third party during the time that installments are being paid to the management employees, we will accelerate the installment payments at the time of the close of the change of control. In other cases of termination, we will have call rights at fair market value that generally will be exercised for cash, although in limited circumstances the call rights may be exercised by promissory note. In all cases, repurchase rights are restricted under law, credit agreements, financing documents and other contracts, and our board’s good faith determination that repurchases would not cause undue financial strain on us. The 2005 Credit Agreement limits our ability to repurchase the management shares. The amount paid upon repurchase of any management shares will be reduced by the principal balance of and unpaid accrued interest on the related notes receivable. At the point in time that redemption of shares of redeemable common stock becomes probable, the fair value of the shares will be accreted to their estimated redemption value by a charge to nonredeemable stockholders’ equity. Such a charge to nonredeemable stockholders’ equity will occur only if our value, and therefore the fair value of our common stock, has increased. Our policy is to consider redemption of an individual stockholder’s shares probable at the time that the stockholder provides notice of his or her intention to retire, dies or is declared disabled.

16.       Nonredeemable Stockholders’ Equity

Common stock and other nonredeemable stockholders’ equity consisted of the following:

	December 31,
	2005	2006
	(In Thousands of Dollars)

Common Stock—20,000,000 shares authorized, $0.00001 par value, 6,937,003 shares issued and outstanding at December 31, 2005 and 2006	$3	$3
Accumulated other comprehensive income	2,066	1,383
Additional paid-in capital	224,413	224,565

Total	$226,482	$225,951

The numbers of outstanding shares of common stock in the table include the redeemable shares owned by certain of our management employees as discussed in Note 15.

Merger and Recapitalization

On May 31, 2000, we and shareholders owning a majority of our voting stock entered into a recapitalization agreement and plan of merger, as subsequently amended, with TCA Acquisition Corporation, a newly created corporation formed by Oak Hill Capital Partners, L.P. and its affiliates, under which TCA Acquisition Corporation agreed to merge with and into us. This merger was completed on November 14, 2000. Concurrent with the closing of the merger, we completed a series of transactions to effect a recapitalization that included the following.

•                  TCA Acquisition Corporation issued 6,456,698 shares of common stock to Oak Hill and other institutional investors for proceeds of $205,000,000 and then merged with and into us. We incurred $3,015,000 of fees and expenses related to the issuance of these shares of common stock. These stock issuance costs were charged against additional paid-in capital.

•                  We redeemed all shares of our common and preferred stock outstanding prior to the closing of the merger, with the exception of 473,064 shares of common stock with a market value at that time of $15,020,000 that were retained by continuing stockholders, and cancelled all outstanding common stock options and warrants, for cash payments totaling $263,153,000.

•                  All shares of treasury stock were cancelled.

After the transactions described above, Oak Hill owned 60.5% of our outstanding common stock, the Other Investors owned, in the aggregate, 32.7% of our outstanding common stock, Freightliner owned 4.3% of our outstanding common stock and certain members of our management owned 2.5% of our outstanding common stock. The total amount of our equity capitalization after these transactions, given the $31.75 per share merger consideration that was paid in our merger and recapitalization transactions, was $220,020,000. The transactions described above, which resulted in a change of control over us, have been accounted for as a leveraged recapitalization, as opposed to a purchase business combination, since the change of control was effected through issuance of new shares to our new control group in conjunction with a redemption of most of our then outstanding equity securities. We followed leveraged recapitalization accounting because of the significance of the ownership interest in us that was retained by continuing stockholders. In accounting for our leveraged recapitalization, we retained the historical cost bases of our assets and liabilities and consequently recorded charges totaling $178,965,000 to our equity accounts upon the redemption of equity securities. This accounting treatment contrasts with that followed in a purchase business combination, in which a company reflects the new basis in its assets and liabilities of its new control group by increasing or decreasing its historical balances based on the estimated fair values at that time and avoids the charge to equity that accompanies the redemption of equity securities.

Other Common Stock Issuances

During the year ended December 31, 2005, we issued 2,434 shares of common stock to a member of management for cash and notes receivable (see Notes 15 and 19) aggregating $77,000.

Preferred Stock

The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and dividend rates, conversion rights, terms of redemption, and liquidation preferences and the number of shares constituting each class or series. Our authorized capital stock includes 5,000,000 shares of preferred stock with a par value of $0.00001. No preferred stock has been issued.

Common Stock

Voting Rights.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of our stockholders.

Dividends   Holders of common stock are entitled to receive dividends if, as and when declared by our board of directors out of funds legally available. Our debt agreements limit the amount of dividends we are able to pay.

Liquidation Rights and Other Rights.   Upon our liquidation, dissolution or winding up, the holders of our common stock will be entitled to share pro rata in the distribution of all of our assets remaining after satisfaction of all of our liabilities and the payment of the liquidation preference of any outstanding preferred stock. The holders of our common stock do not have any conversion, redemption or preemptive rights.

Repurchase Rights.   Certain members of our senior management have purchased shares of our common stock pursuant to individual management subscription agreements. We have the right to repurchase, and the employees have the right to require us to repurchase, subject to certain limitations, at fair market value, these shares of common stock upon termination of employment due to death, disability or a scheduled retirement. These shares are classified as redeemable equity in our consolidated balance sheet (see Note 15).

Registration Rights

Under a stockholders’ agreement to which all of our stockholders are party, certain of our stockholders have the right, under certain circumstances, to require us to register under the Securities Act of 1933 shares of our common stock held by them and allow them to include shares of common stock held by them in a registration under the Securities Act commenced by us.

Common Stock Warrants

In connection with the issuance of our Senior Subordinated Notes due 2009 as part of our merger and recapitalization transactions, we issued warrants exercisable for shares of our common stock. The warrants were issued under a warrant agreement between us and State Street Bank and Trust Company (now US Bank), as warrant agent. We originally issued the warrants in connection with a private placement of 190,000 units, each unit consisting of one Senior Subordinated Note due 2009 and four warrants. Each warrant entitles its holder to purchase 0.36469 shares of our common stock at an exercise price of $0.001 per share, subject to anti-dilution adjustments under some circumstances. At the time of their issuance in November 2000, each warrant had a fair value of $11.579, or $31.75 per share for each share issuable upon the exercise of the warrants. We have no warrants outstanding other than the 760,000 warrants issued as part of the unit offering in 2000.  All of the warrants were redeemed as part of the HPT Transaction in January 2007.

Exercise of Warrants.

The warrants may be exercised at any time. However, holders of warrants will be able to exercise their warrants only if the exercise of the warrants is exempt from the requirements of the Securities Act and only if the shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states or other jurisdiction in which the holders reside. Unless earlier exercised, the warrants will expire on May 1, 2009.

At our option, fractional shares of common stock may not be issued upon exercise of the warrants. If any fraction of a share of common stock would, except for the foregoing provision, be issuable upon the exercise of any warrants, we will pay an amount in cash equal to the current market value per share of common stock, as determined on the day immediately preceding the date the warrant is presented for exercise, multiplied by the fraction, computed to the nearest whole cent.

The exercise price and the number of shares of common stock issuable upon exercise of a warrant are both subject to adjustment in certain cases.

No Rights as Stockholders.

The holders of unexercised warrants are not entitled, as such, to receive dividends, to vote, to consent, to exercise any preemptive rights or to receive notice as our stockholders of any stockholders meeting for the election of our directors or any other purpose, or to exercise any other rights whatsoever as our stockholders.

Stock Option Plan

During 2001, we granted to certain of our executives non-qualified options to purchase 944,881 of our common shares. The options have a term of 10 years but could be terminated earlier if certain customary events occur. Each option grant consisted of 41.67% time options and 58.33% performance options. In April 2006, we amended the option agreements, primarily affecting vesting of the performance options. Option holders have rights to require us to repurchase shares obtained by exercising vested options upon a termination of employment due to disability, death or, subject to a six month holding period, scheduled retirement, and, in certain limited cases, upon a change of control.

Time options became exercisable with the passage of time, generally vesting 20% per year over a period of five years. As of December 31, 2005, all outstanding time options were fully vested and exercisable. The time options are subject to fixed plan accounting.

Performance options become exercisable based on our stockholders achieving certain investment return targets. Class A and Class B performance options differ only in vesting. Class A performance options vested if the achieved internal rate of return was at least 22.5%. The Class B performance options vested on a pro-rata basis if the achieved rate of return exceeded 22.5%, up to 30.0%. A measurement date was generally defined in the original option agreements as the earliest of (1) November 14, 2005, (2) specified dates following an initial public offering of our shares, or (3) the date that at least 30% of our shares owned by a specified stockholder are distributed to its limited partners or sold. The April 2006 amendments replaced the November 14, 2005 date with December 31, 2005, which was the earliest of the various possible measurement dates enumerated in the option agreements and, therefore, was the measurement date for purposes of determining the vesting of the Class A performance options. The estimated value of our common shares as of December 31, 2005 was $86.83 per share, which resulted in a rate of return of 22.5% and, therefore, the Class A performance options were fully vested as of December 31, 2005. The April 2006 amendments also revised the measurement date for the Class B performance options such that one half of those options had a measurement date of April 6, 2006 and vested as of that date, and the other half of those options will vest on a pro-rata basis as of the date of any future change of control if the share price realized is between $102.73 and $117.83 per share.  The unvested options were fully vested upon the closing of the HPT Transaction on January 31, 2007.

We accounted for the stock options under the recognition and measurement principles of both APB 25 and FAS 123R. The time options and Class A performance options were accounted for under APB 25. There was no share based compensation expense related to the time options. The performance options were subject to variable plan accounting and, accordingly, a noncash charge to earnings was required when it became probable that the performance triggers for such options would be achieved.  Until the fourth quarter of 2005, we did not believe it was probable the performance triggers would be achieved and, therefore, during the fourth quarter of 2005 share based compensation expense of $8,670,000  was recognized with respect to the Class A performance options through the end of the related vesting period in December 2005. As the amendments to the Class B performance options were made after January 1, 2006, the date we adopted FAS 123R (see Note 2), the recognition of share based compensation expense related to those options is subject to the requirements of FAS 123R. For the Class B performance options that vested in April 2006, we used the Black-Scholes option pricing model to estimate the grant date fair value of the options of $59.08. The following assumptions were used in this calculation: a risk free interest rate of 4.85%, a dividend yield of 0.0%, a volatility factor of 42.0% and an expected life of the options of six months. We recognized share based compensation expense of $11,620,000 with respect to these options. The intrinsic value of these options was $58.31 on the date of the modification and, as a result, $11,468,000 of the share based compensation expense was classified as redeemable equity in our consolidated balance sheet. For the remaining unvested options that vest upon a change of control, we used a binomial lattice based option pricing model to estimate the grant date fair value of the options of $21.70. The following assumptions were used in this calculation: a risk-free interest rate of 4.85%, a dividend yield of 0.0%, a volatility factor of 42.0% and an expected life of the options of six to twelve months. We did not recognize share based compensation expense with respect to these options until January 2007 when vesting of the options was considered probable as a result of the HPT Transaction.  The amount of share based compensation expense recognized in January 2007 in relation to the outstanding options that were not yet vested at December 31, 2006 was $4,268,000.

In addition to the compensation expense charges made in connection with options as described above, we also recognized share based compensation expense with respect to redeemable shares of common stock that are considered to be probable of being redeemed. The following table sets forth the composition of share compensation expense.

	Year Ended December 31,
	2004	2005	2006
	(In Thousands of Dollars)

Share based compensation expense consisted of:
Expense under APB 25 related to Class A performance options	$—	$8,670	$—
Expense under FAS 123R related to vested Class B performance options	—	—	11,620
Expense related to outstanding redeemable shares	65	251	310
Total share based compensation expense	$65	$8,921	$11,930

The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of FAS 123 to all share based payment transactions.

	Year Ended December 31,
	2004	2005
	(In Thousands of Dollars)

Net income (loss), as reported	$14,862	$(2,095)
Add back: Share based compensation expense, net of related tax effects, included in net income as reported	41	5,237
Deduct: Total share based compensation expense determined under fair value based methods for all awards, net of related tax effects	(715)	(2,008)

Pro forma net income	$14,188	$1,134

Pro forma net income, per share:
Basic	$2.05	$0.16
Diluted	$1.95	$0.15

The fair value of the options subject to APB 25 accounting, all of which were granted in 2001, that was used to calculate the pro forma compensation expense amounts was estimated to be $13.43 per option at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 5.5%, a dividend yield of 0.0%, a volatility factor of 0.0001%, and an expected life of the options of ten years.

Stock Option Status Summary.     The following table reflects the status and activity of options under our stock plans for the year ended December 31, 2006:

Options outstanding, beginning of year	939,375
Granted	—
Exercised	—
Cancelled	—
Options outstanding, end of year	939,375
Options exercisable, end of year	742,708
Options available for grant, end of year	—
Weighted average remaining contractual life of options both outstanding and exercisable, in years	4

The exercise price was $31.75 per share for all outstanding options as of December 31, 2004, 2005 and 2006.

17.  Income Taxes

The provision for income taxes was as follows:

	Year Ended December 31,
	2004	2005	2006
	(In Thousands of Dollars)
Current tax provision:
Federal	$210	$(135)	$7,566
State	2,264	1,249	1,462
Foreign	24	(40)	1
	2,498	1,074	9,029

Deferred tax provision:
Federal	7,333	1,341	8,560
State	(1,359)	(44)	925
Foreign	—	(62)	(237)

	5,974	1,235	9,248
Total tax provision	$8,472	$2,309	$18,277

The difference between taxes calculated at the U. S. federal statutory tax rate of 35% and our total income tax provision is as follows:

	Year Ended December 31,
	2004	2005	2006
	(In Thousands of Dollars)

U.S. federal statutory rate applied to income before taxes	$8,167	$75	$17,259
State income taxes, net of federal income tax benefit	113	781	1,560
Non-deductible meals and entertainment expenses	214	236	270
Loss (gain) related to seized funds	—	1,810	(429)
Other non-deductible expenses	58	126	85
Benefit of tax credits	(358)	(438)	(600)
Adjustment of estimated prior year tax liabilities	210	(166)	365
Taxes on foreign income at different than U.S. rate	(31)	(113)	6
Other—net	99	(2)	(239)

Total tax provision	$8,472	$2,309	$18,277

Deferred income tax assets and liabilities resulted from the following:

	December 31,
	2005	2006
	(In Thousands of Dollars)
Deferred tax assets:
Accounts receivable	$652	$506
Inventory	659	667
Intangible assets	2,480	—
Deferred revenues	1,957	2,066
Minimum tax credit	3,455	10,483
Net operating loss carryforward (expiring 2007-2025)	16,759	757
Foreign tax credit carryforwards	111	—
General business credits (expiring 2009-2026)	6,357	7,022
Other accrued liabilities	12,544	17,468

Total deferred tax assets	44,974	38,969

Deferred tax liabilities:
Property and equipment	(35,547)	(38,565)
Intangible assets	—	(186)
Other comprehensive income	(823)	(466)

Total deferred tax liabilities	(36,370)	(39,217)

Net deferred tax assets (liabilities)	$8,604	$(248)

Our federal income tax returns for 2003 through 2006 are subject to examination by the Internal Revenue Service, or IRS, and certain of our state income tax returns for various states for various years from 2001 through 2006 are subject to examination by the respective state tax authorities. We believe we have made adequate provision for income taxes and interest that may become payable for years not yet examined.

18.  Equity Investment

We owned 21.5% of the voting stock of Simons Petroleum, Inc., a privately held company that is a diversified marketer of diesel fuel and other petroleum products to trucking fleets and other customers in the energy-related and trucking industries, until April 9, 2004 when we sold the Simons shares we owned.   The equity income earned from this investment for the year ended December 31, 2004 was $194,000.

After the sale on April 9, 2004, Simons was no longer an equity investee of ours and, therefore, no longer a related party. The following disclosures include transactions and balances related to our business activities with Simons only for the period while we were a Simons stockholder.  During the period from January 1, 2004 through April 9, 2004, diesel fuel provided by Simons accounted for $70,652,000 of our cost of goods sold and we made sales of diesel fuel to Simons in the amount of $152,000. We also leased a travel center from Simons and the rent expense related to this travel center for the period from January 1, 2004 through April 9, 2004 was $102,000.

We received cash proceeds from the sale of our Simons shares of $9,073,000. This sale represented a prepayment event under the 2000 Credit Agreement and, therefore, in April 2004 we made a mandatory prepayment of our term loan borrowings in the amount of $9,073,000. The merger agreement pursuant to which we sold these shares provided two opportunities for us to receive additional sales proceeds in late 2005: an additional $921,000 based on Simons achieving specified earnings targets, and an additional $1,053,000 if certain conditions were met and certain representations and warranties were maintained. Due to the uncertainty surrounding the future realization of these receivables, the gain on sale we recognized in 2004 of $1,615,000 did not reflect these amounts. However, during the third quarter of 2005, the conditions to receive these funds were met, the funds were received and, accordingly, we recognized the related $1,974,000 as gain on sale of investment during the third quarter of 2005.

19.  Related Party Transactions

Certain members of our senior management have purchased common stock pursuant to management subscription agreements (see Note 15). As a result of such purchases, we have notes and related interest receivable from the management stockholders totaling $1,639,000 and $1,720,000 at December 31, 2005 and 2006, respectively. These notes and the related interest receivable were cancelled in January 2007.  We also had, until April 2004, transactions with an equity investee that are described in Note 18.

20.  Commitments and Contingencies

Guarantees

In the normal course of business we periodically enter into agreements that incorporate indemnification provisions. While the maximum amount to which we may be exposed under such agreements cannot be estimated, it is the opinion of management that any potential indemnification is not expected to have a material adverse effect on our consolidated financial position or result of operations. We also offer a warranty of our workmanship in our truck maintenance and repair shops, but the annual warranty expense and corresponding liability are immaterial.

Environmental Matters

Our operations and properties are extensively regulated through environmental laws and regulations (“Environmental Laws”) that (i) govern operations that may have adverse environmental effects, such as discharges to air, soil and water, as well as the management of petroleum products and other hazardous substances (“Hazardous Substances”), or (ii) impose liability for the costs of cleaning up sites affected by, and for damages resulting from, disposal or other releases of Hazardous Substances. We own and use underground storage tanks and aboveground storage tanks to store petroleum products and waste at our travel centers. We must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting, financial assurance and corrective action in case of a release from a storage tank into the environment. At some locations, we must also comply with Environmental Laws relating to vapor recovery and discharges to water. We believe that all of our travel centers are in material compliance with applicable requirements of Environmental Laws. While the costs of compliance for these matters have not had a material adverse impact on us, it is impossible to predict accurately the ultimate effect changing laws and regulations may have on us in the future. We incurred capital expenditures, maintenance, remediation and other environmental related costs of approximately $7,829,000, $8,752,000 and $7,544,000 in the years ended December 31, 2004, 2005 and 2006, respectively.

We have received notices of alleged violations of Environmental Laws, or are aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances at a number of our sites. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our results of operations or financial condition.

While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, we cannot be certain that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, and this could have a material adverse effect on us.

Under the environmental agreement entered into as part of the acquisition of the BP network, BP is required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. Further, certain of our remediation expenditures are covered by state tank funds and can be recovered from these funds.  In addition, we have obtained insurance of up to $35,000,000 for known environmental liabilities and up to $40,000,000 for unknown environmental liabilities, subject, in each case, to certain limitations and deductibles. While it is not possible to quantify with certainty the environmental exposure, in our opinion, the potential liability, beyond that considered in the reserve we have recorded, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or cash flows.

At December 31, 2006, we had a reserve for environmental matters of $10,795,000, a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, leaving an estimated net amount of $1,984,000 to be funded from future operating cash flows. The following table sets forth the various amounts recorded in our consolidated balance sheet as either current or noncurrent assets or liabilities.

As of December 31, 2006
(In Thousands of Dollars)

Gross liability for environmental matters:
Included in the accrued liabilities balance	$4,165
Included in the noncurrent liabilities balance	6,630
Total recorded liabilities	10,795
Less—expected recoveries of future expenditures:
Included in the accounts receivable balance	1,950
Included in the other noncurrent assets balance	2,456
Less-cash in escrow account included in other noncurrent assets	4,405

Net environmental costs to be funded by future operating cash flows	$1,984

The following table sets forth the estimated gross amount of the cash outlays related to the matters for which we have accrued the environmental reserve. These cash expenditure amounts do not reflect any amounts for the expected recoveries as we cannot accurately predict the timing of those cash receipts. These estimated future cash disbursements are subject to change based on, among other things, changes in the underlying remediation activities and changes in the regulatory environment.

Year Ending December 31,	Estimated Gross Future Expenditures
(In Thousands of Dollars)

2007	$4,165
2008	2,474
2009	1,535
2010	1,217
2011	844
Thereafter	560

$10,795

Pending Litigation

We are involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. Except for the Flying J litigation described below, we believe that we are not now involved in any litigation, individually, or in the aggregate, which could have a material adverse affect on our business, financial condition, results of operations or cash flows.

On February 27, 2006, Flying J, Inc. and certain of its affiliates filed a lawsuit against us and Pilot Travel Centers, LLC and certain of its affiliates in the U.S. District Court for the District of Utah.  Flying J and Pilot are competitors of ours.  Flying J also markets a fuel purchasing credit card to trucking companies.  The Flying J lawsuit claims, in essence, that we and Pilot have refused to accept the Flying J fuel card, and that such refusal was the result of unlawful concerted action.  Flying J is seeking, among other things, an injunction requiring us and Pilot to accept the Flying J fuel card and damages.  We believe that there are substantial factual and legal defenses to Flying J’s claims.  This case is at an early stage and we cannot estimate our ultimate exposure to loss or liability, if any, related to this litigation.

Beginning in mid December 2006, and continuing to the present, a series of class action lawsuits have been filed against numerous companies in the petroleum industry, including TravelCenters of America, Inc. or its subsidiaries, in United States District Courts in at least 23 states.   Major petroleum companies and significant retailers in the industry have been named as defendants in one or more of these lawsuits.  We have been named in at least seven cases to date, including cases in the following states:  California, Alabama, New Mexico, Nevada and Missouri.

The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel that was greater than 60 degrees Fahrenheit at the time of sale.   There are two primary theories upon which the plaintiffs seek recovery in these cases.  The first theory alleges that the plaintiffs purchased smaller quantities of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered in non-standard gallons which, at higher temperatures, contain less energy.  The “temperature” cases seek, among other relief, an order requiring the defendants to install temperature correcting equipment on their retail motor fuel dispensing devices, damages, and attorneys’ fees.   The second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by the government from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  The “tax” cases allege that when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap a windfall because the customers pay more tax than the retailer paid. The “tax” cases seek, among other relief, recovery of excess taxes paid and punitive damages.

We believe that there are substantial factual and legal defenses to the theories alleged in these so called “hot fuel” lawsuits.  The cases are at an early stage, with motions to consolidate all the cases with one court pursuant to Multi District Litigation procedures recently filed, and therefore we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

On December 7, 2005, the Internal Revenue Service, or IRS, seized approximately $5,325,000 from our bank account pursuant to a seizure warrant alleging that these funds were proceeds of alleged illegal gambling operations conducted by a game vendor of ours in space leased from us at three of our travel centers in Maryland. A complaint for forfeiture was filed by the Maryland U.S. Attorney’s Office, and we filed a statement of interest in the seized funds and an answer denying liability.  Due to our loss of control over these funds, we expensed as an operating expense the full amount seized in December 2005.  In December 2006, we reached a settlement agreement with the IRS under which $1,262,000 of the seized funds will be returned to us and we forfeited all interest in the remaining seized funds without an admission of liability.  We recognized a receivable and a reduction of operating expenses of $1,262,000 in December 2006 and received the funds in March 2007.  As part of our agreement with the game vendor, the vendor indemnified us against losses such as those we have incurred, but it is uncertain whether we will be able to recover all or a portion of our losses from the game vendor and a receivable for any indemnification proceeds has not been recognized.

21.  Derivative Financial Instruments and Hedging Activities

We attempt to manage the risk arising from changes in interest rates by using derivative financial instruments such as interest rate swaps. On August 31, 2005, we entered into five interest rate swap agreements with an aggregate notional principal amount of $272,000,000 to exchange our variable rate of LIBOR plus 1.75% with a fixed interest rate of between 4.12% and 4.135%. The swap agreements matured on September 1, 2006. Payments due to or from us under the swap agreements are due quarterly on December 1, March 1, June 1 and September 1. The counterparties to these swap agreements are five of the largest U.S. banks, each of which is a lender under the 2005 Credit Agreement. We had no swap agreements in place throughout 2003 and 2004 and as of December 31, 2006.

To qualify for hedge accounting, derivative contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects which substantially offset those of the position being hedged. Amounts receivable or payable under derivative financial instrument contracts, when recognized, are reported in our consolidated balance sheet. Pursuant to the provisions of FAS 133, we determined that the interest rate swap agreements were 100% effective and qualified for cash flow hedge accounting.

During the year ended December 31, 2005, the fair value of the swap agreement increased from inception through December 31, 2005, resulting in the recognition of an asset of $1,021,000 and an increase in other comprehensive income of $674,000 (net of tax).

22.  Other Information

	Year Ended December 31,
	2004	2005	2006
	(In Thousands of Dollars)
Operating expenses included the following:
Repairs and maintenance expenses	$12,361	$12,866	$14,066
Advertising expenses	$5,885	$8,650	$10,005
Taxes other than payroll and income taxes	$8,350	$9,629	$8,514
401(k) plan contribution expense	$1,577	$2,254	$2,376
Expense related to loss (return) of control of seized funds	$—	$5,325	$(1,262)

Interest and other financial costs, net consisted of the following:
Cash interest expense	$(40,795)	$(44,371)	$(46,893)
Cash interest income	320	579	2,154
Capitalized interest	—	312	515
Amortization of discount on debt	(1,704)	(1,130)	(115)
Amortization of deferred financing costs	(3,882)	(3,908)	(3,143)

Interest and other financial costs, net	$(46,061)	$(48,518)	$(47,482)

Other income (expense), net consisted of the following:
Equity in earnings of affiliate	$194	$—	$—
Gain on sale of investment	1,615	1,974	—
Debt extinguishment and refinancing expenses	(1,699)	(39,566)	—
Gain on claim settlements	—	—	1,250
Other income (expense), net	$110	$(37,592)	$1,250

In July 2006 we agreed to settle two claims made in connection with our November 2000 merger and recapitalization transactions, one settlement with an insurer from whom we had purchased a policy related to the transaction and one settlement concerning the portion of the purchase price held in escrow by the former shareholders of the Company. The total amount received in July and August 2006 as a result of these settlements was $6,850,000, which was recognized in June 2006, together with $1,200,000 of related expenses. Of the total settlement amount, $5,600,000 was recognized as a reduction of operating expenses as it represented the recovery of related costs that had been incurred in the current and prior years. This $5,600,000 was partially offset by the $1,200,000 of related expenses that were also recorded to operating expenses in June 2006. The remaining $1,250,000 of the settlement amounts represented a gain on claim settlements and was recognized as non-operating income.

In the process of marketing ourselves for sale, we incurred various costs, primarily with respect to arranging various financing alternatives. As a result of the agreement and plan of merger we signed in September 2006 and which merger was consummated in January 2007 (see Note 1), we will not pursue these various financing alternatives. Accordingly, we have charged $4,946,000 to expense with respect to such costs that were incurred during 2006.  Additional costs related to the HPT Transaction of at least $48,372,000 will be recognized as expense in January 2007, primarily with respect to investment banking advisory fees, legal fees and management bonus payments.

In June 2005, we consummated a refinancing of our indebtedness, which included a tender offer and consent solicitation for the Senior Subordinated Notes we then had outstanding. In connection with this refinancing, we incurred charges to expense aggregating $39,566,000, which was comprised of $17,522,000 of tender premiums paid for the Senior Subordinated Notes, $19,193,000 to write off unamortized debt issuance costs and debt discount related to the Senior Subordinated Notes, and $2,851,000 of other fees paid. In connection with the 2004 Refinancing completed in December 2004, we recognized $1,699,000 of expense related to fees paid in completing that refinancing.

During the years ended December 31, 2004 and 2005, we recognized gains of $1,615,000 and $1,974,000, respectively, in connection with the sale in April 2004 of our investment in Simons Petroleum as further described in Note 18.

23.  Supplemental Cash Flow Information

	Year Ended December 31,
	2004	2005	2006
	(In Thousands of Dollars)

Revolving loan borrowings	$337,400	$259,000	$18,800
Revolving loan repayments	(326,000)	(284,000)	(18,800)
Revolving loan borrowings (repayments), net	$11,400	$(25,000)	$—

Cash paid during the year for:
Interest (net of amount capitalized)	$41,815	$47,537	$45,128
Income taxes (net of refunds)	$1,611	$1,256	$9,533
Inventory, property and equipment, and goodwill received in liquidation of trade accounts and notes receivable	$637	$616	$—
Notes received upon common stock issuance	$—	$38	$—

Note 24.  Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2006 and 2005 (dollars in thousands, except per share amounts):

	2006
	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(2)(3)

Total revenues	$1,086,358	$1,290,026	$1,302,083	$1,105,046
Gross profit (excluding depreciation)	147,069	171,954	185,217	155,829
Income from continuing operations	1,104	9,967	14,034	5,928
Net income	1,104	9,967	14,034	5,928
Income from continuing operations per share:
Basic	0.16	1.44	2.02	0.85
Diluted	0.15	1.31	1.84	0.78

	2005
	First Quarter(4)	Second Quarter(5)	Third Quarter(6)	Fourth Quarter(3)(5)

Total revenues	$831,454	$962,116	$1,136,405	$1,145,321
Gross profit (excluding depreciation)	135,021	158,635	169,378	160,373
Income from continuing operations	(1,221)	(15,229)	16,838	(2,483)
Net income (loss)	(1,221)	(15,229)	16,838	(2,483)
Income (loss) from continuing operations per share:
Basic	(0.18)	(2.20)	2.43	(0.36)
Diluted	(0.18)	(2.20)	2.31	(0.36)

(1)	During the second quarter of 2006 we recognized income of $5.6 million as a result of settling two claims made in connection with our November 2000 merger and recapitalization transactions.
(2)

During the third quarter of 2006, we recognized $4.8 million of expense incurred in the process of marketing ourselves for sale, primarily with respect to arranging various financing alternatives that were not pursued to completion. An additional $0.2 million of such costs were expensed in the fourth quarter of 2006.

(3)

In the fourth quarter of 2005, we recognized expense of $5.3 million in connection with a seizure of this amount of cash by the Internal Revenue Service, or IRS, which alleged that these funds were proceeds of alleged illegal gambling operations conducted by a game vendor of ours at certain of our sites. In the fourth quarter of 2006, we reached a settlement agreement with the IRS under which the IRS agreed to return $1.3 million of the seized funds and, accordingly, we recognized a $1.3 million reduction of expense in the fourth quarter of 2006.

(4)

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, we reported an amount for gross profit (excluding depreciation) that differs from that shown in the table above due to the correction of errors that were identified in the fourth quarter of 2005. There were offsetting corrections, one that increased cost of goods sold (excluding depreciation) and therefore decreased gross profit (excluding depreciation) by $1.1 million and two that decreased operating expenses by $1.1 million, such that income from continuing operations was not affected.

(5)

In the second quarter of 2005, we consummated a refinancing of our indebtedness and incurred charges to expense aggregating $39.4 million. An additional $0.2 million of such costs were expensed during the fourth quarter of 2005.

(6)

During the third quarter of 2005, we recognized a gain of $2.0 million in connection with the sale of our shares of an equity investee in April 2004 as a portion of the gain was not considered probable until September 2005.

TravelCenters of America LLC

Schedule II

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged (Credited) To Income	Charged to Other Accounts	Deductions from Reserves		Balance at End of Period
	(In Thousands of Dollars)

Year Ended December 31, 2004
Deducted from accounts and notes receivable for doubtful accounts	$1,996	$307	$—	$(697	)(a)	$1,606

Year Ended December 31, 2005
Deducted from accounts and notes receivable for doubtful accounts	$1,606	$975	$—	$(866	)(a)	$1,715

Year Ended December 31, 2006
Deducted from accounts and notes receivable for doubtful accounts	$1,715	$40	$—	$(411	)(a)	$1,344

(a)             Uncollectible accounts and notes receivable charged off, net of amounts recovered.

S-1