Form 10-Q
period 2007-03-31
TRAVELCENTERS OF AMERICA LLC
filed 2007-05-15
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2007 to March 31, 2007

Commission File Number 001-33274

TRAVELCENTERS OF AMERICA LLC

(Exact name of registrant as specified in its charter)

Delaware	20-5701514
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

24601 Center Ridge Road, Suite 200, Westlake, OH 44145-5639

(Address of Principal Executive Offices)

(440) 808-9100

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of Common Shares outstanding at May 11, 2007: 8,808,575 shares of common stock.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

MARCH 31, 2007

INDEX

PART I	Financial Information	Page

Item 1.	Consolidated Balance Sheets as of March 31, 2007 for TravelCenters of America LLC (unaudited), and December 31, 2006 for TravelCenters of America, Inc. (predecessor)	1
	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the two months ended March 31, 2007, for TravelCenters of America LLC, and the one month ended January 31, 2007, and the three months ended March 31, 2006, for TravelCenters of America, Inc. (predecessor)	2
	Unaudited Consolidated Statements of Cash Flows for the two months ended March 31, 2007, for TravelCenters of America LLC, and the one month ended January 31, 2007, and the three months ended March 31, 2006, for TravelCenters of America, Inc. (predecessor)	3
	Notes to Unaudited Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
	Warning Concerning Forward Looking Statements	17
PART II	Other Information	17
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 6.	Exhibits	17
	Signatures	18

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.                          Consolidated Financial Statements

TravelCenters of America LLC
Consolidated Balance Sheets
(dollars in thousands except share amounts)

	Company	Predecessor
	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$149,838	$55,297
Restricted cash	22,793	—
Accounts receivable (less allowance for doubtful accounts of $1,234 as of March 31, 2007 and $1,344 as of December 31, 2006)	98,431	91,850
Inventories	90,441	90,350
Deferred income taxes	—	14,806
Other current assets	26,354	14,651
Total current assets	387,857	266,954
Property and equipment, net	242,084	653,668
Goodwill	25,379	49,681
Intangible assets, net	23,068	1,907
Deferred financing costs, net	—	15,462
Deferred income taxes	457	438
Other noncurrent assets	9,759	7,482
Total assets	$688,604	$995,592
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long term debt	$—	$7,019
Accounts payable	133,107	121,198
Other accrued liabilities	78,624	71,278
Total current liabilities	211,731	199,495
Commitments and contingencies (Note 12)
Long term debt (net of unamortized discount)	—	668,734
Capital lease obligations	107,620	—
Deferred income taxes	11,418	15,492
Other noncurrent liabilities	35,621	22,594
Total liabilities	366,390	906,315
Redeemable equity	—	13,403
Nonredeemable shareholders’ equity:
Common shares, no par value, 8,808,575 shares issued and outstanding at March 31, 2007	333,120	—
Common shares, par value $0.00001, 20,000,000 shares authorized, 6,937,003 shares issued and outstanding at December 31, 2006	—	3
Preferred stock 5,000,000 shares authorized but unissued at December 31, 2006	—	—
Accumulated other comprehensive income	123	1,383
Additional paid in capital	—	224,565
Accumulated deficit	(11,029)	(150,077)
Total nonredeemable shareholders’ equity	322,214	75,874
Total liabilities, redeemable equity and nonredeemable shareholders’ equity	$688,604	$995,592

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)

	Company	Predecessor
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31, 2007	January 31, 2007	March 31, 2006
Revenues:
Fuel	$596,143	$285,053	$884,145
Non-fuel	138,924	66,795	199,907
Rent and royalties	1,603	834	2,306
Total revenues	736,670	352,682	1,086,358
Cost of goods sold (excluding depreciation):
Fuel	579,402	270,694	857,009
Non-fuel	56,234	27,478	82,280
Total cost of goods sold (excluding depreciation)	635,636	298,172	939,289
Operating expenses:
Site level operating	72,412	36,093	103,282
Selling, general & administrative (including $4,268 and $11 of noncash share based compensation for the one month ended January 31, 2007 and the three months ended March 31, 2007, respecitvely)	11,861	8,892	11,525
Real estate lease rent	28,428	931	2,705
Depreciation and amortization	5,288	5,810	16,650
Merger related	—	44,972	—
(Gain) loss on asset sales	—	(24)	(279)
Total operating expenses, net	117,989	96,674	133,883
Income (loss) from operations	(16,955)	(42,164)	13,186
Debt extinguishment expenses	—	(16,140)	—
Interest expense, net(3)	(777)	(4,214)	(11,410)
Income (loss) before income taxes	(17,732)	(62,518)	1,776
Provision (benefit) for income taxes	(6,703)	(40,470)	672
Net income (loss)	(11,029)	(22,048)	1,104
Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments, (net of taxes of $0, $0, and $3, respectively)	—	—	(5)
Foreign currency translation adjustments, (net of taxes of $51, $(47) and $(11), respectively)	123	(47)	(35)
Comprehensive income (loss)	$(10,906)	$(22,095)	$1,064
Weighted average shares outstanding:
Basic	8,809	6,937	6,937
Diluted	8,809	6,937	7,468
Earnings (loss) per common share:
Basic	$(1.25)	$(3.18)	$0.16
Diluted	$(1.25)	$(3.18)	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	Company	Predecessor
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31, 2007	January 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income (loss)	$(11,029)	$(22,048)	$1,104
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share based compensation expense	—	4,268	11
Depreciation and amortization	5,288	5,810	16,650
Amortization of deferred financing costs	—	267	777
Debt extinguishment expenses	—	16,140	—
Deferred income tax provision	(3,546)	(33,827)	359
Provision for doubtful accounts	—	50	150
Gain on asset sales	—	(24)	(279)
Changes in assets and liabilities:
Accounts receivable	(14,191)	9,112	(10,698)
Inventories	(4,866)	4,779	3,889
Other current assets	(2,369)	(10,452)	(727)
Accounts payable and other accrued liabilities	(35,822)	59,966	15,142
Other, net	2,880	5,984	(426)
Net cash provided by (used in) operating activities	(63,655)	40,025	25,952
Cash flows from investing activities:
Proceeds from asset sales	—	35	2,187
Capital expenditures	(14,197)	(7,176)	(14,846)
Net cash used in investing activities	(14,197)	(7,141)	(12,659)
Cash flows from financing activities:
Increase (decrease) in checks drawn in excess of bank balances	5,456	(8,170)	(9,402)
Long term debt repayments	—	(54)	(1,751)
Cash on deposit to secure letters of credit	(22,793)	—	—
Net cash used in financing activities	(17,337)	(8,224)	(11,153)
Effect of exchange rate changes on cash	17	(7)	(5)
Net increase (decrease) in cash	(95,172)	24,653	2,135
Cash and cash equivalents at the beginning of the period	245,010	55,297	47,547
Cash and cash equivalents at the end of the period	$149,838	$79,950	$49,682
Supplemental disclosure of cash flow information:
Interest paid	$2,076	$4,373	$11,445
Income taxes paid (net of refunds)	$43	$71	$172

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

Note 1.    Basis of Presentation and Organization:

TravelCenters of America LLC, which we refer to as “the Company” or “we”, was formed as a Delaware limited liability company on October 10, 2006. We were a wholly owned, indirect subsidiary of Hospitality Properties Trust, or HPT, and our initial capitalization of one dollar was provided by HPT on our formation date. From that time until January 31, 2007, we conducted no business activities.

In September 2006 HPT agreed to acquire 100% of TravelCenters of America, Inc., which we refer to as TravelCenters. This acquisition was accomplished through a merger of a subsidiary of ours with and into TravelCenters on January 31, 2007. When the acquisition was consummated, we and HPT restructured the business of TravelCenters and HPT distributed our shares to its shareholders in a spin off transaction effective January 31, 2007.

The principal results of the restructuring were that (i) TravelCenters became our 100% owned subsidiary, (ii) subsidiaries of HPT that we do not own became owners of certain assets owned by TravelCenters prior to the transaction including substantially all of TravelCenters’s real estate, (iii) we began to lease that real estate and those trademarks from HPT, and (iv) all of the outstanding indebtedness of TravelCenters was repaid in full. We retained all of TravelCenters’s working capital and other assets and liabilities not owned by HPT and continued the operations of TravelCenters. We refer to these transactions collectively as the HPT Transaction.

As a result of the HPT Transaction, our balance sheet reflects our assets and liabilities at their respective fair values as of January 31, 2007, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141). Accordingly, our balance sheet is not comparable with the historical balance sheet of our predecessor as of December 31, 2006, which is included herein. Similarly, significant differences exist between our statement of operations and comprehensive income (loss) and that of our predecessor. Our results include rent and interest expense related to our lease with HPT while our predecessor’s results included interest expense related to funded debt, debt extinguishment expense, merger related expenses and a larger depreciation and amortization expense amount.

We operate and franchise travel centers primarily along the U.S. interstate highway system. Our customers include long haul trucking fleets and their drivers, independent truck drivers and motorists.

At March 31, 2007, our geographically diversified network included 163 travel centers in 40 U.S. states and one travel center in Canada. As of March 31, 2007, we operated 141 of these travel centers, which we refer to as company operated sites, and our franchisees operated 23 of these travel centers including ten which our franchisees sublease from us and 13 travel centers which are owned by our franchisees. During the three months ended March 31, 2007, we opened one new company operated site. We aggregate our travel centers into one reportable segment because they have similar economic and operating characteristics.

Our travel centers are located at key points along the U.S. interstate highway system and in Canada, typically on 20 to 25 acre sites. Our nationwide network provides our customers with diesel fuel and gasoline as well as non fuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel and convenience stores and other driver amenities. We also collect rents and franchise royalties from our franchisees.

The accompanying consolidated financial statements are unaudited. The unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable for interim financial statements. Therefore, the footnotes and disclosures do not include all the information necessary for complete financial statements in accordance with U.S. generally accepted accounting principles. However, the unaudited interim financial statements should be read in conjunction with the financial statements and notes contained in our predecessor’s audited consolidated financial statements as of and for the year ended December 31, 2006 previously filed on our Annual Report on Form 10-K for the period ended December 31, 2006. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

Note 2.    Recently Issued Accounting Pronouncements

FIN 48.  In June 2006 the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes methods for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this guidance, a benefit can be recognized with respect to a tax position only if it is more likely than not that the position will be sustained upon examination. In such cases, the tax position is to be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. There was no material impact on our financial statements as a result of our adoption of FIN 48 effective January 1, 2007.

Note 3.    HPT Transaction

On January 31, 2007, HPT completed its acquisition of TravelCenters pursuant to the Agreement and Plan of Merger dated as of September 15, 2006, as amended. Upon completion of the acquisition, HPT restructured the business of TravelCenters and distributed all of our common shares to its shareholders in a spin off transaction.

The following table summarizes the amounts assigned, based on their fair values, to those assets and liabilities for which we became the owner as a result of HPT’s restructuring of TravelCenters as of January 31, 2007.

Current assets	$437,076
Property and equipment	231,996
Goodwill	25,379
Intangible assets	23,674
Other noncurrent assets	10,541
Total assets acquired	728,666

Current liabilites	240,479
Capital lease obligations	107,620
Deferred taxes	14,914
Noncurrent liabilities	32,533
Net assets acquired	$333,120

The following unaudited pro forma information presents our results of operations as if the HPT Transaction had taken place on January 1, 2006.

	Three Months Ended March 31,
	2007	2006
Total revenues	$1,089,352	$1,086,358
Loss from operations	$(69,724)	$(19,310)
Net (loss)	$(59,336)	$(13,649)
Loss per common share	$(6.17)	$(1.55)

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the HPT Transaction occurred on January 1, 2006, or that may result in the future. Included in the pro forma results for the three months ended March 31, 2007 include $44,972 of merger related expenses and $16,140 of debt extinguishment expenses, each incurred by our predecessor as a result of the HPT Transaction. The pro forma results for the three months ended March 31, 2007 and 2006 also include interest expense and depreciation expense incurred by our predecessor prior to the HPT Transaction at amounts that are larger than we have incurred subsequent to the HPT Transaction.

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

Note 4.    Earnings Per Share

As of the date of the HPT Transaction and continuing through March 31, 2007, we did not have any share options or warrants outstanding. The following table reconciles our predecessor’s basic earnings per common share to diluted earnings per common share. The assumed exercise of our predecessor’s stock options and warrants would have had an anti-dilutive effect on loss per share for the one month period ended January 31, 2007.

	Predecessor
	One Month	Three Months
	Ended	Ended
	January 31, 2007	March 31, 2006
Determination of shares:
Weighted average common shares outstanding	6,937	6,937
Shares attributable to the assumed exercise of our predecessor’s outstanding stock options	—	254
Shares attributable to the assumed exercise of our predecessor’s outstanding warrants	—	277

Diluted weighted average common shares outstanding	6,937	7,468

Basic earnings (loss) per common share	$(3.18)	$0.16
Diluted earnings (loss) per common share	$(3.18)	$0.15

Note 5.    Inventories

Inventories consisted of the following:

	Company	Predecessor
	March 31,	December 31,
	2007	2006
Non-fuel merchandise	$69,649	$71,820
Petroleum products	20,792	18,530
Total inventories	$90,441	$90,350

Note 6.    Property and Equipment

Property and equipment purchased after the HPT Transaction is stated at cost. Property and equipment we own as a result of the HPT Transaction is stated at fair market value based on an independent appraisal. We depreciate these assets on a straight line basis over the following estimated useful lives of the assets:

Building and site improvements	15-40 years
Machinery and equipment	3-15 years
Furniture and fixtures	5-10 years

We are obligated to remove our underground storage tanks and certain other assets at some sites we lease. In connection with the HPT Transaction, we evaluated our asset retirement obligations based on estimated tank useful lives, internal and external estimates as to the cost to remove the tanks and other assets in the future, and regulatory or contractual requirements. The asset retirement obligation we recognized as of January 31, 2007, was $10,197 and is included within other noncurrent liabilities in our consolidated balance sheet.

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

Note 7.    Goodwill and Intangible Assets

Goodwill and intangible assets arising as a result of the HPT transaction are stated at fair market values based on an independent appraisal. Goodwill and intangible assets may also be recorded by us as a result of our business acquisitions at their fair value for intangibles or at the excess of amounts paid to the sellers over the fair values of identifiable assets acquired less liabilities assumed for goodwill. The HPT Transaction was the only transaction giving rise to goodwill or intangibles during the three month periods ended March 31, 2007 and 2006. Our intangible assets are being amortized over periods ranging from one to 16 years.

Note 8.    Leasing Transactions

Our lease with HPT is a “triple net” lease, which requires us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, inventories, services to customers, insurance, real estate and personal property taxes and ground lease payments. Minimum rent increases annually after each of first five years of the lease term and may increase if HPT funds or reimburses the cost in excess of $125,000 (see below) funding for renovations, improvements and equipment related to the leased travel centers. Starting in 2012, the lease requires us to pay HPT as additional rent 3% of increases in non-fuel gross revenues and 0.3% of increases in gross fuel revenues at each leased travel center over 2011 gross revenue amounts. Percentage rent attributable to fuel sales is subject to a maximum each year calculated by reference to changes in the consumer price index. Our lease agreement with HPT expires on December 31, 2022.

HPT has agreed to provide up to $25,000 of funding annually for the first five years of the lease for certain specified improvements to the leased travel centers. This funding is cumulative and may be drawn by us from HPT in subsequent years until December 31, 2015. There will not be any adjustment in our minimum rent as HPT funds these amounts. All improvements funded by HPT will be owned by HPT. We are required to maintain, at our expense, the leased travel centers in good order and repair, including structural and non-structural components, but we may request that HPT fund amounts in excess of the $25,000 annually referred to above in return for minimum rent increases equal to a minimum of 8.5% per annum of the amount HPT funds. The lease requires us to pay minimum rent to HPT as follows:

Lease Year	Annual Rent
February 1, 2007 through January 31, 2008	$153,500
February 1, 2008 through January 31, 2009	$157,000
February 1, 2009 through January 31, 2010	$161,000
February 1, 2010 through January 31, 2011	$165,000
February 1, 2011 through January 31, 2012	$170,000
February 1, 2013 and thereafter	$175,000

The HPT Transaction required us to evaluate our lease with HPT under Statement of Financial Accounting Standards No. 98 (FAS 98). Under FAS 98, thirteen of the travel centers owned by our predecessor that we now lease from HPT did not qualify for operating lease treatment because more than a minor portion of those travel centers is subleased to third parties and one travel center did not qualify for operating lease treatment for other reasons. Accordingly, we recorded the leased assets at these travel centers at an amount equal to HPT’s recorded initial carrying amount, which was equal to their fair values, and have an equal amount of liability (presented as capital lease obligations in our consolidated balance sheet). Rent payments related to these assets are recognized as interest expense in our consolidated statement of operations and comprehensive income (loss).

Although the future minimum lease payments to HPT are scheduled to increase over time, we are required under generally accepted accounting principles, or GAAP, to recognize the expense related to these payments in equal annual amounts for the term of the lease. The following table summarizes the various amounts related to the HPT lease that are reflected in our operating results.

Two Months Ended
March 31, 2007
Minimum base rent (cash payments)	$25,583
Required straight line rent adjustment	2,870
Total average rent to HPT	28,453
Less amount recognized as interest expense	(1,870)
Total rent expense under HPT lease	$26,583

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

Note 9.    Equity Incentive Plans

We have an equity incentive plan but have made no awards thereunder through March 31, 2007. Our predecessor had a stock option plan that we did not assume. All 939,375 options that were outstanding under our predecessor’s stock option plan as of December 31, 2006 were cancelled as part of the HPT Transaction on January 31, 2007. Our predecessor recognized share based compensation expense of $4,268 in January 2007 when its outstanding and previously unvested options vested as a result of the HPT Transaction. This expense is included within selling, general and administrative expenses in our predecessor’s consolidated statement of operations and comprehensive income (loss).

Note 10.    Related Party Transactions

We are party to a management and shared services agreement with Reit Management & Research LLC (Reit Management). Reit Management oversees and assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of all our daily business activities, including legal matters, human resources, insurance programs, management information systems and the like. For these services, we pay Reit Management a fee equal to 0.6% of our fuel gross margin and 0.6% of our total non-fuel revenues. The fee is payable monthly based upon the prior month’s margin or revenues, as applicable. For the two months ended March 31, 2007, we paid $935, to Reit Management under this agreement.

Note 11.    Commitments and Contingencies

Commitments

During 2007, we agreed to purchase a travel center located in Edinburgh, Texas, for $3,050. Although this acquisition is subject to customary closing conditions, we expect to close this transaction during the second or third quarter of 2007.

Guarantees

In the normal course of business we periodically enter into agreements that incorporate guarantees or indemnification provisions. While the maximum amount to which we may be exposed under such agreements cannot be estimated, we do not believe that any potential guaranty or indemnification will have a material adverse effect on our consolidated financial position or result of operations. We also offer a warranty of our workmanship in our truck maintenance and repair shops, but the annual warranty expense and corresponding liability are immaterial.

Environmental Matters

Our operations and properties are extensively regulated through environmental laws and regulations (Environmental Laws) that (i) govern operations that may have adverse environmental effects, such as discharges to air, soil and water, as well as the management of petroleum products and other hazardous substances (Hazardous Substances), or (ii) impose liability for the costs of cleaning up sites affected by, and for damages resulting from, disposal or other releases of Hazardous Substances. We use underground storage tanks and above ground storage tanks to store petroleum products and waste at our travel centers. We must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting, financial assurance and corrective action in case of a release from a storage tank into the environment. At some locations, we must also comply with Environmental Laws relating to vapor recovery and discharges to water. We believe that all of our travel centers are in material compliance with applicable requirements of Environmental Laws. While the costs of compliance for these matters have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing laws and regulations may have on us in the future.

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

We have received notices of alleged violations of Environmental Laws, or are aware of the need to undertake corrective actions to comply with Environmental Laws, at travel centers in a number of jurisdictions. We do not expect that financial penalties associated with these alleged violations, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances at a number of our sites. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these sites will be material to our results of operations or financial condition.

While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, we cannot be certain that additional contamination does not exist at these or additional network sites, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, and this could have a material adverse effect on us.

Under certain environmental agreements entered into as part of our predecessor’s acquisition of travel centers, a seller is required to indemnify us for, and conduct remediation of, certain pre-closing environmental conditions. Further, certain of our remediation expenditures are covered by state tank funds and can be recovered from these funds. In addition, we have obtained insurance of up to $35,000 for known environmental liabilities and up to $40,000 for unknown environmental liabilities, subject, in each case, to certain limitations and deductibles. While it is not possible to quantify with certainty our environmental exposure, in our opinion, based upon the information known to us to date, our potential liability in excess of the reserves we have recorded will not have a material adverse effect on our financial condition, results of operations or cash flows.

At March 31, 2007, we had reserves for environmental matters of $10,901, offset by a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, leaving an estimated net amount of $1,917 to be funded from future operating cash flows.

Pending Litigation

We are involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. Other than as described below, we believe that we are not now involved in any litigation, individually, or in the aggregate, which could have a material adverse affect on our business, financial condition, results of operations or cash flows.

On February 27, 2006, Flying J, Inc. and certain of its affiliates, or Flying J, filed a lawsuit against us and Pilot Travel Centers, LLC and certain of its affiliates in the U.S. District Court for the District of Utah. Flying J and Pilot are competitors of ours. Flying J also markets a fuel purchasing credit card to trucking companies. The Flying J lawsuit claims, in essence, that we and Pilot have refused to accept the Flying J fuel card, and that such refusal was the result of unlawful concerted action. Flying J is seeking, among other things, an injunction requiring us and Pilot to accept the Flying J fuel card and damages. We believe that there are substantial factual and legal defenses to Flying J’s claims. This case is at an early stage and we cannot estimate our ultimate exposure to loss or liability, if any, related to this litigation. However, like all complex antitrust litigation, the costs of this continuing defense are likely to be substantial.

Beginning in December 2006, and continuing to the present, a series of class action lawsuits have been filed against numerous companies in the petroleum industry, including TravelCenters or its subsidiaries, in United States District Courts in over 20 states. Major petroleum companies and significant retailers in the industry have been named as defendants in one or more of these lawsuits. We have been named in at least six cases to date, including cases in the following states: California, Alabama, New Mexico and Missouri.  The plaintiffs in these lawsuits generally allege that they are retail purchasers who purchased motor fuel that was greater than 60 degrees Fahrenheit at the time of sale. There are two primary theories upon which the plaintiffs seek recovery in these cases. The first theory alleges that the plaintiffs purchased smaller quantities of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered in gallons that, at higher temperatures, contain less energy. The “temperature” cases seek, among other relief, an order requiring the defendants to install temperature correcting equipment on their retail motor fuel dispensing devices, damages, and attorneys’ fees. The second theory alleges that fuel taxes are calculated in temperature adjusted to 60 degree gallons and are collected by the government from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers. The “tax” cases allege that when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap a windfall because the customers pay more tax than the retailer paid. The “tax” cases seek, among other relief, recovery of excess taxes paid and punitive damages. We believe that there are substantial factual and legal defenses to the theories alleged in these so called “hot fuel” lawsuits. The cases are at an early stage, with motions to consolidate all the cases into one court pursuant to Multi District Litigation procedures pending, and therefore we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits, nor the costs of their defense.

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

12.    Income Taxes

The provision (benefit) for income taxes was as follows:

	Company	Predecessor
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31, 2007	Janaury 31, 2007	March 31, 2006

Current tax provision (benefit):
Federal	$(2,600)	$(6,750)	$—
State	(557)	107	313
Foreign	—	—	—
	(3,157)	(6,643)	313

Deferred tax provision (benefit):
Federal	(3,283)	(31,380)	403
State	(263)	(2,432)	(44)
Foreign	—	(15)	—
	(3,546)	(33,827)	359

Total tax provision (benefit)	$(6,703)	$(40,470)	$672

Our effective tax rate for the two months ended March 31, 2007 was a benefit of 37.8%, which differed from the statutory rate primarily due to state income taxes net of the Federal tax effect.  TravelCenters’s effective tax rates for the one month ended January 31, 2007 and the three months ended March 31, 2006 were a benefit of 64.7% and a provision of 37.8%, respectively.  TravelCenters’s rate for the one month ended January 31, 2007 differed from the statutory rate primarily due to deductibility for tax purposes of expenses related to stock options that were not expensed for financial reporting purposes, partially offset by certain merger related expenses recognized in the financial statements which were not deductible for income tax purposes.  TravelCenters’s rate for the three months ended March 31, 2006, differed from the statutory rate primarily due to state income taxes, net of the Federal tax effect.  The differences in the effective tax rates among these three periods primarily resulted from the effects of the HPT Transaction on TravelCenters’s results for the one month ended January 31, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed in October 2006 as a Delaware limited liability company. We were formed as a 100% owned subsidiary of Hospitality Properties Trust, or HPT, to succeed to the operating business of TravelCenters of America, Inc. which we refer to as our predecessor and which HPT acquired on January 31, 2007. Until January 31, 2007, we operated as a shell company subsidiary of HPT.

Because of the restructuring and spin off, which we refer to collectively as the HPT Transactions, the historical financial information of our predecessor is not indicative of our future financial position, results of operations or cash flows. You should read the following discussion in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and our 2006 Annual Report on Form 10-K.

Our revenues and income are subject to potentially material changes as a result of the market prices of diesel fuel and gasoline, as well as the availability of these products. These factors are subject to the worldwide crude oil supply chain, which historically has experienced shocks as a result of, among other things, severe weather, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment. Over the past few years there has been a significant increase in the cost of diesel fuel and gasoline as crude oil demand increased during the economic recovery in the United States and events such as Hurricane Katrina affected the supply system. These significant increases in our costs for these products can largely be passed on to our customers, but the volatility in the crude oil and refined products markets can result in short term negative effects on our operating results. We expect that the crude oil and refined product markets will continue to be volatile and that prices for these products will remain at historically high levels for the foreseeable future. However, we do not expect that this price volatility will have a significant effect on our results in the foreseeable future. Likewise, while we at times experience short term product availability issues in limited areas, we do not expect a material effect on our results of operations from these supply disruptions.

Composition of our Network

The changes in the number of travel centers within our network and in their method of operation (company operated, franchisee operated or franchisee owned and operated) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from December 31, 2005 through March 31, 2007.

			Franchisee
			Owned
	Company	Franchisee	and
	Operated	Operated	Operated	Total
Number of travel centers at December 31, 2005	139	10	11	160
January - March 2006 Activity
New travel centers	—	—	—	—
Number of travel centers at March 31, 2006	139	10	11	160
April - December 2006 Activity:
New travel centers	1	—	2	3
Number of travel centers at December 31, 2006	140	10	13	163
2007 Activity:
New travel centers	1	—	—	1
Number of travel centers at March 31, 2007	141	10	13	164

During 2006, our predecessor entered into a franchise agreement with a franchisee under which we expect to add one franchisee owned location to our network in the second quarter of 2007. During 2007, we agreed to purchase a travel center located in Edinburgh, Texas, for $3.1 million. Although this acquisition is subject to customary closing conditions, we expect to close this transaction during the second or third quarter of 2007. The Edinburg, Texas, travel center currently is a franchisee owned and operated site in our network.

Historical Results of Operations

Same Site Results Comparisons

As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis. For purposes of these comparisons, a travel center is included in same site comparisons only if it was continuously operated under the same method of operation (company operated, franchisee operated or franchisee owned and operated) since January 1, 2006. Travel centers are not excluded from the same site comparisons as a result of expansions in their size or in the services offered.

Relevance of Fuel Revenues

Due to market pricing of commodity fuel products and our pricing arrangements with fuel customers, fuel revenue is not a reliable metric for analyzing our results of operations or our predecessor’s results from period to period. As a result solely of changes in crude oil and refined products market prices, our fuel revenue may increase or decrease significantly versus our or our predecessor’s historical results of operations, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in gross profit per gallon. We consider fuel volumes to be a better measure of comparative performance than fuel revenues.

Three months ended March 31, 2007 compared to March 31, 2006

We were spun off from HPT on January 31, 2007, and had no operations prior to that time. For the purpose of discussing the historical results of operations, the following table adds our results and the results of our predecessor, without pro forma adjustments, for the three months ended March 31, 2007, and compares these combined results of operations to those of our predecessor for the three months ended March 31, 2006. The data has been presented to facilitate our discussion below of the trends and changes affecting our operating results. It has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that actually would have resulted had the HPT Transaction occurred on January 1, 2006, and is not indicative our future results of operations.

	Company	Predecessor	Combined	Predecessor
	Two Months	One Month	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31, 2007	January 31, 2007	March 31, 2007	March 31, 2006	Change
Revenues:
Fuel	$596,143	$285,053	$881,196	$884,145	$(2,949)
Non-fuel	138,924	66,795	205,719	199,907	5,812
Rent and royalties	1,603	834	2,437	2,306	131
Total revenues	736,670	352,682	1,089,352	1,086,358	2,994
Cost of goods sold (excluding depreciation):
Fuel	579,402	270,694	850,096	857,009	(6,913)
Non-fuel	56,234	27,478	83,712	82,280	1,432
Total cost of goods sold (excluding depreciation)	635,636	298,172	933,808	939,289	(5,481)
Operating expenses:
Site level operating expenses	72,412	36,093	108,505	103,282	5,223
Selling, general & administrative expense	11,861	8,892	20,753	11,525	9,228
Real estate lease rent	28,428	931	29,359	2,705	26,654
Depreciation and amortization expense	5,288	5,810	11,098	16,650	(5,552)
Merger related expenses	—	44,972	44,972	—	44,972
(Gain) loss on asset sales	—	(24)	(24)	(279)	255
Total operating expenses	117,989	96,674	214,663	133,883	80,780
Income (loss) from operations	(16,955)	(42,164)	(59,119)	13,186	(72,305)
Debt extinguishment expense	—	(16,140)	(16,140)	—	(16,140)
Interest (expense)income, net	(777)	(4,214)	(4,991)	(11,410)	6,419
Income (loss) before income taxes	$(17,732)	$(62,518)	$(80,250)	$1,776	$(82,026)

Revenues. Revenues for the three months ended March 31, 2007, were $1,089.4 million, which represented an increase from the quarter ended March 31, 2006, of $3.0 million, or 0.3%, that was primarily attributable to an increase in non-fuel revenue.

Fuel revenue for the quarter ended March 31, 2007, decreased by $3.0 million, or 0.3%, as compared to the same period in 2006. This decrease was principally the result of decreased fuel sales volumes compared to 2006, which effect was somewhat offset by higher selling prices. Sales volumes for diesel and gasoline declined by 5.2 million gallons, or 1.2% and 1.9 million gallons, or 3.9%, respectively. Average diesel fuel and gasoline sales prices for the three months ended March 31, 2007, increased by 1.2% and 1.7%, respectively, as compared to the same period in 2006, reflecting increases in commodity prices that were attributable to higher crude oil costs due to increased worldwide demand and political unrest in oil producing regions of the world. For the quarter ended March 31, 2007, diesel fuel and gasoline sales volume were 409.2 million gallons and 45.3 million gallons, respectively, as compared to 414.4 million gallons of diesel fuel and 47.2 million gallons of gasoline for the quarter ended March 31, 2006. The diesel fuel sales volume decrease of 5.2 million gallons was the result of a decrease of 3.2 million gallons, or 16.1%, in the fuel sold by us as a wholesaler of diesel fuel, a line of business that we deemphasized beginning in 2006, and a 0.5% decrease in same site diesel fuel sales volumes. The gasoline sales volume decrease was primarily attributable to a 3.6% decrease in same site gasoline sales volumes. We believe the same site diesel fuel sales volume decrease resulted primarily from a slight decrease in demand by shippers for trucking during 2007. Fuel revenues were 80.9% of total revenues for the quarter ended March 31, 2007, as compared to 81.4% for the same period in 2006.

Non-fuel revenues for the quarter ended March 31, 2007 of $205.7 million included an increase of $5.8 million, or 2.9%, as compared to the same period in 2006. The increase was the result of a 2.5% increase in same site non-fuel revenues and a net increase in sales at company operated sites added to our network in 2007 and 2006. We believe the same site increase reflected increased customer traffic resulting, in part, from the capital improvements that were made to our travel centers and also from our marketing strategies. Non-fuel revenues were 18.9% of total revenues for the quarter ended March 31, 2007, as compared to 18.4% for the same period in 2006.

Rent and royalty revenues for the quarter ended March 31, 2007 increased $0.1 million, or 5.7%, as compared to the same period in 2006. This increase resulted from the two franchisee owned and operated sites added to the network in 2006 and increases in both rent and royalty revenues on a same site basis. Royalty revenue increased 2.1% on a same site basis and there was a 4.6% increase in same site rent revenue.

 Cost of goods sold (excluding depreciation). Cost of goods sold for the quarter ended March 31, 2007, was $933.8 million, a decrease of $5.5 million, or 0.6%, as compared to the same period in 2006 that was primarily the result of reduced fuel sales volumes as compared to the same period in 2006. Fuel cost of goods sold for the quarter ended March 31, 2007 decreased by $6.9 million, or 0.8%, as compared to the same period in 2006. Non-fuel cost of goods sold for the quarter ended March 31, 2007 of $83.7 million included an increase of $1.4 million, or 1.7%, as compared to the same period in 2006. This increase was primarily attributable to the increased level of non-fuel sales described above.

Site level operating expenses. Site level operating expenses primarily include the direct expenses of company operated sites. Site level operating expenses increased by $5.2 million, or 5.1%, to $108.5 million for the quarter ended March 31, 2007, compared to $103.3 million for the same period in 2006. This increase resulted from a 4.3% increase on a same site basis and a net increase from company operated sites added to our network in 2007 and 2006. The same site increase was primarily the result of the increased costs necessary to support the increased level of non-fuel sales. On a same site basis, operating expenses as a percentage of non-fuel revenues for the quarter ended March 31, 2007 were 52.6%, compared to 51.7% for the same period in 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2007, were $20.8 million, representing a $9.2 million, or 80.1% increase from the same period in 2006. This increase was primarily attributable to $4.3 million of share based compensation expense recognized by our predecessor during the one month period ended January 31, 2007, and which was negligible in the same period in 2006. The increased level of share based compensation expense in 2007 as compared to 2006 resulted from the vesting of performance stock options in the 2007 period as a result of the HPT Transaction. All stock options of our predecessor were cancelled in January 2007. In addition, the 2007 period included $0.9 million of expense under our management and shared services agreement with Reit Management, $1.0 million of accrued severance expense related to the agreements with our former chief executive officer and chief financial officer and $0.9 million of compensation expense recognized in connection with executive retention plans adopted as a result of the HPT Transaction. The remainder of the increase primarily resulted from increased personnel costs.

Real estate rent expense. Rent expense for the quarter ended March 31, 2007 was $29.4 million, an increase of $26.7 million over the prior year period. This increase was primarily attributable to the lease agreement with HPT that became effective on January 31, 2007. Under the lease with HPT, we paid rent of $25.9 million during the two months ended March 31, 2007, of which $1.9 million was recognized as interest expense, and we accrued an additional $2.9 million of rent expense in order to recognize the rent expense related to this lease on a straight line basis over the lease term.

Depreciation and amortization expense.  Depreciation and amortization for the quarter ended March 31, 2007 was $11.1 million, which reflected a decrease from the first quarter of 2006 of $5.6 million, or 33.3%. This decrease was attributable to the significant decrease in depreciable assets on our balance sheet after the HPT Transaction on January 31, 2007, which resulted in a substantial decline in depreciation expense. Our property and equipment balance at March 31, 2007 was $242.1 million, as compared to our predecessor’s property and equipment balance as of December 31, 2006 of $653.7 million, reflecting a 63.1% decrease. The decline in depreciation expense was somewhat offset by a $0.6 million increase in amortization of intangible assets.

Merger related expenses.  During January 2007, our predecessor recognized a charge of $45.0 million related to expenses incurred in marketing itself for sale and consummating the HPT Transaction. These costs primarily consisted of investment banking fees, other transaction advisory fees and management bonus payments.

Income (loss) from operations.  There was a net loss from operations of $59.1 million for the quarter ended March 31, 2007, compared to income from operations of $13.2 million for the same period in 2006. This decrease of $72.3 million, as compared to the 2006 period was primarily the result of the $4.3 million increase in share based compensation expense, $26.6 million of HPT rent expense, $45.0 million of merger related expenses.

Interest and other financial costs, net.  Interest expense for the three months ended March 31, 2007 was $5.0 million, as compared to $11.4 million for the same period in 2006. This $6.4 million, 56.3%, decrease primarily resulted from the repayment of our predecessor’s indebtedness on January 31, 2007 as part of the HPT Transaction, but also due to a $1.2 million increase in interest income earned on our cash balance. The decline related to these factors was somewhat offset by recognizing as interest expense $1.9 million of rent under our lease with HPT in connection with the rent related to those sites we lease from HPT that did not qualify for operating lease treatment.

Debt extinguishment expense.  In connection with the repayment of its indebtedness as a result of the HPT Transaction, our predecessor charged to expense the remaining unamortized balance of its previously incurred debt issuance costs of $15.2 million and the remaining unamortized of debt discount of $0.9 million related to a note payable.

Income tax provision (benefit).  Our effective tax rate for the two months ended March 31, 2007 was a benefit of 37.8%, which differed from the statutory rate primarily due to state income taxes net of the Federal tax effect. Our predecessor’s effective tax rates for the one month ended January 31, 2007 and the three months ended March 31, 2006 were a benefit of 64.7% and a provision of 37.8%, respectively. Our predecessor’s rate for the one month ended January 31, 2007 differed from the statutory rate primarily due to deductibility for tax purposes of expenses related to stock options that were not expensed for financial reporting purposes, partially offset by certain merger related expenses recognized in the financial statements which were not deductible for income tax purposes. Our predecessor’s rate for the three months ended March 31, 2006, differed from the statutory rate primarily due to state income taxes, net of the Federal tax effect. The differences in the effective tax rates among these three periods primarily resulted from the effects of the HPT Transaction on our predecessor’s results for the one month ended January 31, 2007 as well as the effects of the HPT Transaction on our results and our tax attributes.

Seasonality

Our revenues during a year are often lowest in the first quarter when movement of freight by professional truck drivers and motorist travel are historically at their lowest seasonal levels. Our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because, while the fourth quarter is often positively impacted by increased movement of freight in preparation for various national holidays, that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers. While our revenues are modestly seasonal, the quarterly variations in our operating income can be somewhat more pronounced as a result of a relatively fixed amount of managerial, occupancy and administrative costs that represent a relatively smaller percentage of revenues during the second or third quarters as compared to the first or fourth quarters.

Critical Accounting Policies

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2006, except for the adoption of Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes methods for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this guidance, a benefit can be recognized with respect to a tax position only if it is more likely than not that the position will be sustained upon examination. In such cases, the tax position is to be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. There was no material impact on our financial statements as a result of our adoption of FIN 48 effective January 1, 2007.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our operating expenses, including rent to HPT, our capital expenditures and our working capital requirements. Our sources of liquidity to meet these requirements are our operating cash flow, our cash balance and our ability to draw capital improvement funding under the terms of our lease with HPT.

The primary risks we face with respect to our operating cash flow include decreased demand for our products and services, including that which may be caused by the volatility of prices of petroleum products. A reduction of our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods. Also, a significant increase in the prices we must pay to obtain fuel may increase our cash requirements for working capital.

We anticipate that we will be able to fund our working capital needs and capital expenditures in the short term with funds generated by our operations, our cash balances and from our ability to draw improvement funding under the terms of our lease with HPT. We also expect that funds generated by our operations and from our ability to draw improvement funding under the terms of our lease with HPT will be sufficient to fund our longer term liquidity requirements, and that we will supplement these sources, as necessary, to fund other capital projects, including our development activities, with our cash balances.

Over the longer term, we may seek to sell and lease back travel centers that we own, develop or acquire. Also, we are considering entering into a revolving credit facility secured by some or all of our assets to supplement our sources of liquidity.

Our predecessor’s historical cash flows are not indicative of what we anticipate our future cash flows will be. On a historical basis our predecessor’s expenditures, including those for debt service, capital expenditures and working capital, were provided by its operating cash flow as supplemented from time to time by borrowings under its revolving credit facility.

Summary of Contractual Obligations and Commercial Commitments

We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2006 except that we have committed to purchase a travel center in Edinburgh, Texas for $3.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have no obligations for funded debt and presently are not directly affected by changes in market interest rates. However, we expect to obtain a revolving credit facility secured by some or all of our assets. We expect that such a line of credit would bear interest for funded amounts at floating rates. We may from time to time consider our exposure to interest rate risks if we have or expect to have material amounts of floating rate obligations, and we may decide to purchase interest rate caps or other hedging instruments.

We are exposed to risks arising from market price changes for fuel. These risks have historically resulted from changes in available supplies of fuel. Some of these changes may arise from local conditions, such as a malfunction in a particular pipeline or at a particular terminal. However, most of these risks arise from national or international conditions, such as weather related shut downs of oil drilling or refining capacities, political instability in oil producing regions of the world or terrorism. Almost all of these risks are beyond our control. These risks may also arise from changes in the demand for fuel, particularly those changes which result from increases and decreases in economic activities. Because petroleum products are traded in commodity markets, material changes in demand for fuel worldwide, such as the recent increases in fuel demand in India and China, may have a material impact upon the prices we have to pay for fuel.

We attempt to mitigate our exposure to fuel price market risks in four ways. First, we maintain supply contracts and arrangements for diesel fuel with several different suppliers for each of our travel centers; if one supplier has a local problem we may be able to obtain fuel supplies from other suppliers. Second, we maintain modest fuel inventories, generally about three days of fuel sales; modest inventories may mitigate the risk that we sell fuel for less than its cost in the event of rapid price declines. Third, we sell a majority of our diesel fuel at contracted prices determined as cents per gallon above a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to maintain our margin per gallon despite changes in the prices we pay for fuel. Finally, we may from time to time purchase or sell futures contracts for fuel.

Item 4.  Controls and Procedures

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE:

•     OUR ABILITY TO SETTLE OR PREVAIL IN THE PENDING LITIGATION MATTERS DISCUSSED HEREIN FOR AMOUNTS WHICH DO NOT HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS;

•     OUR ABILITY TO CLOSE OUR PENDING ACQUISITIONS;

•              OUR ABILITY TO MAINTAIN A LEVEL OF LIQUIDITY SUFFICIENT TO OPERATE AND GROW OUR BUSINESS;

•              OUR ABILITY TO PROCURE SUFFICIENT FUEL TO SUPPLY OUR CUSTOMERS;

•              OUR ABILITY TO ACCESS CAPITAL MARKETS AND OTHER SOURCES OF FUNDS; AND

•              COMPLIANCE WITH AND CHANGES TO REGULATIONS AND OTHER FACTORS AFFECTING THE FUEL MARKETING INDUSTRY.

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006, UNDER “ITEM 1A. RISK FACTORS.”

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Part II.  Other Information

Item 1.                          Legal Proceedings

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.                 Risk Factors

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.                          Exhibits

Exhibits	Exhibits 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)
	Exhibits 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)
	Exhibits 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC
	By:	/s/ JOHN R. HOADLEY
May 15, 2007		Name:	John R. Hoadley
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer