Form 10-Q
period 2007-06-30
TRAVELCENTERS OF AMERICA LLC
filed 2007-08-14
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Number of Common Shares outstanding at August 10, 2007: 14,143,665 shares of common stock, no par value.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

June 30, 2007

INDEX

PART I	Financial Information

Item 1.	Consolidated Balance Sheets as of June 30, 2007 for TravelCenters of America LLC (unaudited) and December 31, 2006 for TravelCenters of America, Inc. (predecessor)	1

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2007, for TravelCenters of America LLC, and the three months ended June 30, 2006, for TravelCenters of America, Inc. (predecessor)	2

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the five months ended June 30, 2007, for TravelCenters of America LLC, and the one month ended January 31, 2007, and the six months ended June 30, 2006 for TravelCenters of America, Inc. (predecessor)	3

	Unaudited Consolidated Statements of Cash Flows for the five months ended June 30, 2007, for TravelCenters of America LLC, and the one month ended January 31, 2007, and the six months ended June 30, 2006 for TravelCenters of America, Inc. (predecessor)	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

	Warning Concerning Forward Looking Statements	27

PART II	Other Information	28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 5.	Other Items	28

Item 6.	Exhibits	29

	Signatures	30

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

TravelCenters of America LLC

Consolidated Balance Sheets

(dollars in thousands except share amounts)

	Company	Predecessor
	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$115,889	$55,297
Restricted cash	36,360	—
Restricted investments	275,545	—
Accounts receivable (less allowance for doubtful accounts of $1,971 as of June 30, 2007 and $1,344 as of December 31, 2006)	118,643	91,850
Inventories	135,965	90,350
Deferred income taxes	—	14,806
Other current assets	49,766	14,651
Total current assets	732,168	266,954

Property and equipment, net	282,824	653,668
Goodwill	25,379	49,681
Intangible assets, net	41,530	1,907
Deferred financing costs, net	50	15,462
Deferred income taxes	495	438
Other noncurrent assets	20,438	7,482
Total assets	$1,102,884	$995,592

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long term debt	$269,322	$7,019
Accounts payable	216,509	121,198
Other current liabilities	138,948	71,278
Total current liabilities	624,779	199,495
Commitments and contingencies (Note 14)
Long term debt (net of unamortized discount)	—	668,734
Capital lease obligations	107,620	—
Deferred income taxes	12,197	15,492
Other noncurrent liabilities	44,009	22,594
Total liabilities	788,605	906,315

Redeemable equity	—	13,403

Nonredeemable shareholders’ equity:
Common shares, no par value, 8,808,575 shares issued and outstanding at June 30, 2007	333,121	—
Common shares, par value $0.00001, 20,000,000 shares authorized, 6,937,003 shares issued and outstanding at December 31, 2006	—	3
Preferred stock 5,000,000 shares authorized but unissued at December 31, 2006	—	—
Accumulated other comprehensive income	567	1,383
Additional paid in capital	—	224,565
Accumulated deficit	(19,409)	(150,077)
Total nonredeemable shareholders’ equity	314,279	75,874
Total liabilities, redeemable equity and nonredeemable shareholders’ equity	$1,102,884	$995,592

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(dollars in thousands, except per share amounts)

	Company	Predecessor
	Three months	Three months
	ended	ended
	June 30, 2007	June 30, 2006
Revenues:
Fuel	$1,222,286	$1,061,537
Non fuel	261,845	225,845
Rent and royalties	3,132	2,644
Total revenues	1,487,263	1,290,026

Cost of goods sold (excluding depreciation):
Fuel	1,181,476	1,024,180
Non fuel	110,289	93,892
Total cost of goods sold (excluding depreciation)	1,291,765	1,118,072

Operating expenses:
Site level operating	125,567	103,099
Selling, general & administrative	25,469	23,295
Real estate rent	48,676	2,674
Depreciation and amortization	7,878	16,558
Total operating expenses, net	207,590	145,626

Income (loss) from operations	(12,092)	26,328

Other income	—	1,250
Equity in income of joint venture	190	—
Interest income	2,298	397
Interest expense	(4,010)	(11,959)
Income (loss) before income taxes	(13,614)	16,016
Provision (benefit) for income taxes	(5,236)	6,050
Net income (loss)	$(8,378)	$9,966

Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments, (net of taxes of $0 and $(179), respectively)	—	(348)
Foreign currency translation adjustments, (net of taxes of $(11) and $123, respectively)	445	391
Comprehensive income (loss)	$(7,933)	$10,009

Weighted average shares outstanding:
Basic	8,809	6,937
Diluted	8,809	7,600

Earnings (loss) per common share:
Basic	$(0.95)	$1.44
Diluted	$(0.95)	$1.31

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(dollars in thousands, except per share amounts)

	Company	Predecessor
	Five months	One month	Six months
	Ended	Ended	Ended
	June 30, 2007	January 31, 2007	June 30, 2006
Revenues:
Fuel	$1,818,429	$285,053	$1,945,683
Non fuel	400,769	66,795	425,752
Rent and royalties	4,734	834	4,949
Total revenues	2,223,932	352,682	2,376,384

Cost of goods sold (excluding depreciation):
Fuel	1,760,878	270,694	1,881,189
Non fuel	166,523	27,478	176,172
Total cost of goods sold (excluding depreciation)	1,927,401	298,172	2,057,361

Operating expenses:
Site level operating	197,977	36,093	206,482
Selling, general & administrative	37,330	8,892	34,820
Real estate rent	77,104	931	5,278
Depreciation and amortization	13,168	5,786	32,929
Merger related	—	44,972	—
Total operating expenses, net	325,579	96,674	279,509

Income (loss) from operations	(29,048)	(42,164)	39,514

Other income	—	—	1,250
Debt extinguishment expenses	—	(16,140)	—
Equity in income of joint venture	190	—	—
Interest income	2,577	1,131	646
Interest expense	(5,067)	(5,345)	(23,618)
Income (loss) before income taxes	(31,348)	(62,518)	17,792
Provision (benefit) for income taxes	(11,939)	(40,470)	6,722
Net income (loss)	$(19,409)	$(22,048)	$11,070

Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments, (net of taxes of $0, $0, and $(182), respectively)	—	—	(353)
Foreign currency translation adjustments, (net of taxes of $(11), $(47) and $112, respectively)	567	(47)	356
Comprehensive income (loss)	$(18,842)	$(22,095)	$11,073

Weighted average shares outstanding:
Basic	8,809	6,937	6,937
Diluted	8,809	6,937	7,534

Earnings (loss) per common share:
Basic	$(2.20)	$(3.18)	$1.60
Diluted	$(2.20)	$(3.18)	$1.47

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Unaudited Consolidated Statements of Cash Flows

(dollars in thousands)

	Company	Predecessor
	Five Months	One Month	Six Months
	Ended	Ended	Ended
	June 30, 2007	January 31, 2007	June 30, 2006
Cash flows from operating activities:
Net income (loss)	$(19,409)	$(22,048)	$11,070
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash rent expense	7,457	—	—
Share based compensation expense	—	4,268	11,656
Depreciation and amortization	13,148	5,810	33,171
Equity in income of joint venture	(190)	—	—
Amortization of debt premium	(1,077)	—	—
Amortization of deferred financing costs	—	267	1,559
Debt extinguishment expenses	—	16,140
Deferred income tax provision	(2,989)	(33,827)	6,091
Provision for doubtful accounts	262	50	125
Unrealized gain on restricted investments	(805)	—	—
Gain on asset sales	20	(24)	(242)
Changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(23,560)	9,112	(29,258)
Inventories	(11,540)	4,779	(1,416)
Other current assets	(15,292)	(10,452)	687
Accounts payable and other accrued liabilities	28,239	59,966	30,128
Other, net	304	5,984	(917)
Net cash provided by (used in) operating activities	(25,432)	40,025	62,654

Cash flows from investing activities:
Acquisitions of businesses	(25,577)	—	—
Proceeds from asset sales	—	35	2,154
Capital expenditures	(39,328)	(7,176)	(39,551)
Proceeds from asset sales to Hospitality Trust	10,562	—	—
Net cash used in investing activities	(54,343)	(7,141)	(37,397)

Cash flows from financing activities:
Decrease in checks drawn in excess of bank balances	(12,979)	(8,170)	(7,651)
Long term debt repayments	—	(54)	(3,503)
Cash deposited to secure letters of credit	(36,360)	—	—
Net cash used in financing activities	(49,339)	(8,224)	(11,154)

Effect of exchange rate changes on cash	(7)	(7)	44

Net increase (decrease) in cash	(129,121)	24,653	14,147

Cash and cash equivalents at the beginning of the period	245,010	55,297	47,547
Cash and cash equivalents at the end of the period	$115,889	$79,950	$61,694

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

Note 1.   Basis of Presentation and Organization.

TravelCenters of America LLC, which we refer to as the Company or we, operates and franchises travel centers under the “TravelCenters of America,” “TA” and “Petro” brands primarily along the U.S. interstate highway system. Our customers include long haul trucking fleets and their drivers, independent truck drivers and motorists.

At June 30, 2007, our geographically diverse business included 233 travel centers in 41 U.S. states and in Canada. As of June 30, 2007, we operated 187 of these travel centers, which we refer to as company operated sites, and our franchisees operated 46 of these travel centers including ten travel centers which our franchisees sublease from us and 36 travel centers which our franchisees own.

Our travel centers typically include 20 to 25 acre sites and provide our customers with diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel and convenience stores and other driver amenities. We also collect rents and franchise royalties from our franchisees.

We were formed as a Delaware limited liability company on October 10, 2006. We were a wholly owned, indirect subsidiary of Hospitality Properties Trust, or Hospitality Trust, and our initial capitalization of one dollar was provided by Hospitality Trust on our formation date. From that time until January 31, 2007, we conducted no business activities.

In September 2006, Hospitality Trust agreed to acquire 100% of Travel Centers of America, Inc. This acquisition was effected through a merger of a subsidiary of ours with and into TravelCenters of America, Inc. on January 31, 2007 (see Note 3). When the acquisition was consummated, we and Hospitality Trust restructured the business of TravelCenters of America, Inc. and Hospitality Trust distributed our shares to its shareholders in a spin off transaction effective January 31, 2007.

The principal effects of the restructuring were that (i) TravelCenters of America, Inc. became our 100% owned subsidiary, (ii) subsidiaries of Hospitality Trust that we do not own became owners of the real estate at substantially all of the travel centers and other assets owned by TravelCenters of America, Inc. as of January 31, 2007, (iii) we entered into a lease of that real estate and those other assets, which we refer to as the TA Lease, and (iv) all of the outstanding indebtedness of TravelCenters of America, Inc. was repaid in full, which series of transactions we refer to as the HPT Transaction. We retained the balance of the tangible and intangible assets previously owned by TravelCenters of America, Inc. and continue their operation.

On May 30, 2007 we acquired Petro Stopping Centers, L.P., or Petro, from Petro Stopping Centers Holdings, L.P., or Petro Holdings (see Note 4).  Also on May 30, 2007, Hospitality Trust acquired Petro Holdings, which owned the real estate of 40 Petro travel centers.  Simultaneously with Hospitality Trust’s acquisition of this real estate, we leased these 40 travel centers from Hospitality Trust. We refer to this lease as the Petro Lease.

In connection with the HPT Transaction and the Petro acquisition, we accounted for our acquired assets and liabilities at their respective fair values as of January 31, 2007, and May 30, 2007, respectively, in accordance with Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations,’’ or FAS 141. Accordingly, our balance sheet is not comparable with the historical balance sheet of our predecessor as of December 31, 2006, which is included herein. Similarly, significant differences exist between our statement of operations and comprehensive income (loss) and that of our predecessor. Our results include rent and interest expense related to our leases with Hospitality Trust while our predecessor’s results included interest expense related to funded debt, debt extinguishment expense, merger related expenses and a larger depreciation and amortization expense amount.

The accompanying consolidated financial statements are unaudited. The unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable for interim financial statements. Therefore, the notes and disclosures do not include all the information necessary for complete financial statements in accordance with U.S. generally accepted accounting principles. These unaudited interim financial statements should be read in conjunction with the financial statements and notes contained in our predecessor’s audited consolidated financial statements as of and for the year ended December 31, 2006. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Note 2.   Recently Issued Accounting Pronouncements.

In June 2006 the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,’’ or FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes methods for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. Under this guidance, a benefit can be recognized with respect to a tax position only if it is more likely than not that the position will be sustained upon examination. In such cases, the tax position is to be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. There was no material impact on our financial statements as a result of our adoption of FIN 48 effective January 1, 2007.

Note 3.   HPT Transaction.

The following table summarizes the amounts assigned, based on their fair values, to those assets and liabilities for which we became the owner as a result of the HPT Transaction. See Note 5 for pro forma results of operations data.

Current assets	$437,076
Property and equipment	231,996
Goodwill	25,379
Intangible assets	23,674
Other noncurrent assets	10,541
Total assets acquired	728,666

Current liabilities	240,479
Capital lease obligations	107,620
Deferred taxes	14,914
Noncurrent liabilities	32,533
Net assets acquired	$333,120

Note 4.   Petro Acquisition.

On May 30, 2007, we acquired Petro for approximately $64,085 in cash plus the assumption of Petro’s outstanding 9% Senior Secured  Notes due 2012, or the 9% Notes, with a face amount of $250,000 and a fair value of $270,399, and other liabilities. We also paid $1,128 of direct acquisition costs.  Also on May 30, 2007, Hospitality Trust acquired the real estate of 40 Petro travel centers, and simultaneously with Hospitality Trust’s acquisition of this real estate, we entered the Petro Lease for these 40 locations. We refer to this transaction as the Petro Acquisition.

The assets we acquired in the Petro Acquisition included:

•                  Two travel centers owned and operated by Petro.

•                  Two travel centers that Petro leases from third parties other than Hospitality Trust.

•                  A 40% minority interest in a joint venture which owns a travel center that is managed by Petro.

•                  Contract rights as franchisor of 24 Petro travel centers.

•                  Four land parcels which we believe are suitable for development of new travel centers.

•                  Certain personal property, contract rights and all of the working capital associated with the 44 sites operated by Petro.

The aggregate acquisition cost was $427,495, which was comprised of the following:

Calculation of acquisition cost for Petro Stopping Centers, L.P.:
Cash consideration	$64,085
Assumed indebtedness defeased at closing	270,399
Other assumed liabilities	91,883
Estimated fees and other direct acquisition costs	1,128
Total acquisition cost	$427,495

The following table summarizes the amounts assigned, based on their fair values, to the assets and liabilities acquired in the Petro Acquisition. See Note 5 for pro forma results of operations.

Cash and cash equivalents	$43,031
Restricted investments	274,740
Other current assets	61,178
Property and equipment	28,900
Intangible assets	19,421
Other noncurrent assets	10,170
Total assets acquired	437,440

Indebtedness	270,399
Current liabilities	97,972
Other noncurrent liabilities	3,856
Net assets acquired	$65,213

Of the $19,421 of acquired intangible assets, $7,627 was assigned to registered trademarks that are not subject to amortization.  The remaining $11,794 of acquired intangible assets is being amortized over a useful life of 20 years.

Simultaneously with our Petro Acquisition and our lease of 40 Petro sites from Hospitality Trust, the 9% Notes were defeased, and these 9% Notes and defeasance deposit of restricted investments will cease to be recorded on our balance sheet when these 9% Notes are prepaid in February 2008.

Note 5.   Pro Forma Information.

The following unaudited pro forma information presents our results of operations as if both the HPT Transaction and the Petro Acquisition had occurred at the beginning of the period presented:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Total revenues	$1,855	$1,858	$3,449	$3,462
Net loss	$(24)	$(2)	$(81)	$(20)
Loss per common share	$(2.72)	$(0.25)	$(9.22)	$(2.26)

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the HPT Transaction and the Petro Acquisition occurred at the beginning of the period presented, or that may result in the future. The pro forma results for the six months ended June 30, 2007 include $66,554 of merger related expenses,  $16,662 of debt extinguishment expenses and $4,268 of share based compensation expense, each incurred by our predecessor or Petro as a result of the HPT Transaction or our Petro Acquisition, and $8,369 of expenses related to employee retention and separation payments.  The pro forma results for the three months ended June 30, 2007 include $21,582 of merger related expenses and $522 of debt extinguishment expenses incurred by Petro as a result of our Petro

Acquisition, and $6,449 of expenses related to employee retention and separation payments.  We do not include motor fuel taxes in our fuel revenues and fuel cost of sales; however prior to the Petro Acquisition, Petro included motor fuel taxes in their fuel revenues and fuel cost of sales.  These amounts, for periods prior to May 30, 2007, have not been removed from Petro’s reported revenues prior to the Petro Acquisition.  For the three months ended June 30, 2007 and 2006, the total revenues presented above include $52,161 and $78,934 of motor fuel taxes that were also included in fuel cost of sales.  For the six months ended June 30, 2007 and 2006, the total revenues presented above include $130,240 and $159,519 of motor fuel taxes that were also included in fuel cost of sales.

Note 6.   Earnings Per Share.

As of the date of the HPT Transaction and continuing through June 30, 2007, we did not have any share options or warrants outstanding. Subsequent to June 30, 2007 we sold in a public offering 5,335,090 of limited liability company interests represented by shares of common stock, which we refer to as Common Shares (see Note 17).

The following table reconciles our predecessor’s basic earnings per common share to diluted earnings per common share.  The assumed exercise of our predecessor’s stock options and warrants would have had an anti-dilutive effect on loss per share for the one month period ended January 31, 2007.

	Predecessor
	One month	Three months	Six months
	Ended	ended	ended
	January 31, 2007	June 30, 2006	June 30, 2006
	(share amounts in thousands)
Determination of shares:
Weighted average common shares outstanding	6,937	6,937	6,937
Shares attributable to the assumed exercise of our predecessor’s outstanding stock options	n/a	386	320
Shares attributable to the assumed exercise of our predecessor’s outstanding warrants	n/a	277	277
Diluted weighted average common shares outstanding	6,937	7,600	7,534

Basic earnings (loss) per common share	$(3.18)	$1.44	$1.60

Diluted earnings (loss) per common share	$(3.18)	$1.31	$1.47

Note 7.   Inventories.

        Inventories consisted of the following:

	Company	Predecessor
	June 30,	December 31,
	2007	2006

Non-fuel merchandise	$102,658	$71,820
Petroleum products	33,307	18,530
Total inventories	$135,965	$90,350

Note 8.   Property and Equipment.

Property and equipment we acquired as a result of the HPT Transaction and Petro Acquisition was recorded based on the fair market values as of the date of those transactions.  All other property and equipment is recorded at cost. We depreciate our property and equipment on a straight line basis over the following estimated useful lives of the assets:

Building and site improvements	15-40 years
Machinery and equipment	3-15 years
Furniture and fixtures	5-10 years

We are obligated to remove underground storage tanks and certain other assets at some sites we lease. We evaluate our asset retirement obligations based on estimated tank useful lives, internal and external estimates as to the cost to remove the tanks and related obligations in the future, and regulatory or contractual requirements. We recognized an asset retirement obligation as of January 31, 2007, of $10,197, and we recorded an additional liability related to underground storage tanks of $2,935 as a result of our Petro Acquisition on May 30, 2007. This liability is included within other non current liabilities in our consolidated balance sheet.

Note 9.   Goodwill and Intangible Assets.

Acquired goodwill and intangible assets are recorded based on their fair market values as of their acquisition dates or at the excess of amounts paid to a seller over the fair value of identifiable assets acquired less liabilities assumed. We amortize our intangible assets over periods ranging from one to 20 years.

Note 10.   Indebtedness.

Simultaneously with our Petro Acquisition, Petro and Hospitality Trust covenant defeased all of Petro’s 9% Notes, made arrangements to call Petro’s 9% Notes as of February 15, 2008, and deposited with the trustee for the 9% Notes U.S. Treasury obligations sufficient to effect the covenant defeasance, to pay all of the interest that will accrue on the 9% Notes until the redemption date and to pay the full amount of the 9% Notes, including the redemption premium, on the redemption date of February 15, 2008. On June 30, 2007, $250,000 in principal amount of the 9% Notes was outstanding.  The 9% Notes are our obligations and are expected to remain so until the redemption date, and are included on our balance sheet, as of June 30, 2007 at their estimated fair value of $269,322, which includes the redemption premium.  The U.S. Treasury obligations and related interest receipts are expected to remain restricted investments of ours until exhausted by the payment in full of the interest, principal and redemption amounts of the 9% Notes as and when these amounts are due.

Note 11.   Leasing Transactions.

Our leases with Hospitality Trust are ‘‘triple net’’ leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, inventories, services to customers, insurance, real estate and personal property taxes and ground lease payments. The TA Lease expires on December 31, 2022, and  minimum rent increases annually during the first five years of the lease term as shown in the table below and may increase if Hospitality Trust funds or reimburses the cost in excess of $125,000 (see below) for improvements to the leased travel centers. The Petro Lease expires on June 30, 2024, subject to extension by us for up to two additional periods of 15 years each and requires minimum annual rent of $62,225. Starting in 2012 and 2013, respectively, the TA Lease and Petro Lease require us to pay Hospitality Trust as additional rent 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased travel centers over a base amount. Percentage rent attributable to fuel sales is subject to a maximum each year calculated by reference to changes in the consumer price index.

The TA Lease requires us to pay minimum rent to Hospitality Trust as follows:

Lease Year	Annual Rent
February 1, 2007 through January 31, 2008	$153,500
February 1, 2008 through January 31, 2009	$157,000
February 1, 2009 through January 31, 2010	$161,000
February 1, 2010 through January 31, 2011	$165,000
February 1, 2011 through January 31, 2012	$170,000
February 1, 2012 and thereafter	$175,000

Although the future minimum lease payments under the TA Lease are scheduled to increase over time, we are required, under generally accepted accounting principles, to recognize the expense related to these payments in equal annual amounts for the term of the lease, or $170,720 per year. There are no scheduled rent increases under the Petro lease.

Hospitality Trust has agreed to provide up to $25,000 of funding annually for the first five years of the TA Lease for improvements to the leased travel centers. This funding is cumulative and may be drawn by us from Hospitality Trust in subsequent years until December 31, 2015. There will not be any adjustment in our minimum rent as Hospitality Trust funds these amounts. All improvements funded by Hospitality Trust will be owned by Hospitality Trust. Under both the TA lease and the Petro lease we are required to maintain, at our expense, the leased travel centers in good order and repair, including structural and non-structural components. We may request that Hospitality Trust fund amounts not included in the $25,000 annually referred to above in return for minimum rent increases according to formulas. As of June 30, 2007, Hospitality Trust has funded $9,124 under the TA Lease and we have sold $1,438 of additional improvements to Hospitality Trust for an increase in annual rent of $122.

The HPT Transaction required us to evaluate our TA Lease with Hospitality Trust under Statement of Financial Accounting Standards No. 98, or FAS 98. Under FAS 98, thirteen of the travel centers owned by our predecessor that we now lease from Hospitality Trust did not qualify for operating lease treatment because more than a minor portion of those travel centers is subleased to third parties and one travel center did not qualify for operating lease treatment for other reasons. Accordingly, we recorded the leased assets at these travel centers at an amount equal to Hospitality Trust’s recorded initial carrying amount, which was equal to their fair values, and have an equal amount of liability that is presented as capital lease obligations in our consolidated balance sheet. Rent payments related to these assets are recognized as interest expense in our consolidated statement of operations and comprehensive income (loss).

The following table summarizes the various amounts related to the Hospitality Trust and other real estate leases that are reflected in our operating results:

	Three months	Five months
	ended	ended
	June 30, 2007	June 30, 2007

Minimum base rent (TA Lease cash payments)	$38,375	$63,958
Minimum base rent (Petro Lease cash payments)	5,531	5,531
Required straight line rent adjustment (TA lease)	4,295	7,165
Total rent to Hospitality Trust	48,201	76,654
Less amount recognized as interest	(2,882)	(4,803)
Rent to Hospitality Trust recognized as rent expense	45,319	71,851
Other real estate lease rent	3,357	5,253
Total real estate lease rent	$48,676	$77,104

Note 12.   Equity Incentive Plans.

We have an equity incentive plan for which 2,000,000 of our Common Shares have been reserved for awards, but we have made no awards through June 30, 2007. Our predecessor had a stock option plan that we did not assume. All 939,375 options that were outstanding under our predecessor’s stock option plan as of December 31, 2006 were cancelled as part of the HPT Transaction on January 31, 2007. Our predecessor recognized share based compensation expense of $4,268 in January 2007 when its outstanding options vested as a result of the HPT Transaction.  Our predecessor recognized shared based compensation expense of $11,656 related to their option plan for the six months ended June 30, 2006.  This expense is included within selling, general and administrative expenses in our predecessor’s consolidated statement of operations and comprehensive income (loss).

Note 13.   Related Party Transactions.

We were formerly a 100% subsidiary of Hospitality Trust and Hospitality Trust is our principal landlord.  For the three months and five months ended June 30, 2007, we recognized expense of $48,201 and $76,654 under our leases with Hospitality Trust.  At June 30, 2007, other accrued liabilities on our consolidated balance sheet includes $18,323 for rent due to Hospitality Trust.

We are party to a management and shared services agreement with Reit Management and Research LLC, or Reit Management, whereby Reit Management oversees and assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of all our daily business activities, including legal matters, human resources, insurance programs, management information systems and the like. For these services, we pay Reit Management a fee equal to 0.6% of our fuel gross margin and 0.6% of our total nonfuel revenues. The fee is payable monthly based upon the prior month’s margin or revenues, as applicable. For the three months and five months ended June 30, 2007, we recognized expense of $1,775 and $2,709, respectively, under this agreement.  At June 30, 2007, other accrued liabilities on our consolidated balance sheet includes $212 related to the management fee due to Reit Management.

We have a 40% joint venture interest in Petro Travel Plaza LLC, which owns one travel center that we operate under a management agreement.  For the month ended June 30, 2007 we recognized management fee income of $32.  At June 30, 2007 we had a receivable from and a payable to Petro Travel Plaza LLC of $818 and $1,790, respectively.

Note 14.   Commitments and Contingencies.

Commitments

We have three properties under contract for purchase for an aggregate of $21,000.  We expect these acquisitions to close in the fourth quarter of 2007. We expect to make improvements at these sites aggregating $15,000.

Guarantees

In the normal course of business, we periodically enter agreements that incorporate guarantees or indemnification provisions. While the maximum amount to which we may be exposed under such agreements cannot be estimated, we do not believe that any potential guaranty or indemnification will have a material adverse effect on our consolidated financial position or result of operations. We also offer a warranty of our workmanship in our truck repair shops, but the annual warranty expense and corresponding liability are immaterial.

Environmental Matters

Our operations and properties are extensively regulated by environmental laws and regulations, or Environmental Laws, that (i) govern operations that may have adverse environmental effects, such as discharges to air, soil and water, as well as the management of petroleum products and other hazardous substances, or Hazardous Substances, or (ii) impose liability for the costs of cleaning up sites affected by, and for damages resulting from, disposal or other releases of Hazardous Substances. We use underground storage tanks and above ground storage tanks to store petroleum products and waste at our travel centers. We must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, contaminant release reporting, financial assurance and corrective action in case of a release from a storage tank into the environment. At some locations, we must also comply with Environmental Laws relating to vapor recovery and discharges to water.

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

Under certain environmental agreements entered into as part of our predecessor’s acquisition of travel centers, a seller is required to indemnify us for, and conduct remediation of, certain environmental conditions. Also, certain of our remediation expenditures can be recovered from state tank funds. In addition, we have obtained insurance of up to $35,000 for known environmental liabilities and up to $60,000 for unknown environmental liabilities, subject, in each case, to certain limitations and deductibles.  At June 30, 2007, we had reserves for environmental matters of $12,574, as well as a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, leaving an estimated net amount of $4,359 to be funded from future operating cash flows.  While it is not possible to quantify with certainty our environmental exposure, in our opinion, based upon the information known to us to date, our potential liability in excess of the reserves we have recorded will not have a material adverse effect on our financial condition, results of operations or cash flows.

While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing Environmental Laws may have on us in the future. We cannot be certain that additional contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, and this could have a material adverse effect on us.

Pending Litigation

We are involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. Other than as described below, we believe that we are not now involved in any litigation, individually or in the aggregate, which could have a material adverse affect on our business, financial condition, results of operations or cash flows.

On February 27, 2006, Flying J, Inc. and certain of its affiliates, or Flying J, filed a lawsuit against us and Pilot Travel Centers, LLC and certain of its affiliates, or Pilot, in the U.S. District Court for the District of Utah. Flying J and Pilot are competitors of ours. Flying J also markets a fuel purchasing credit card to trucking companies. The Flying J lawsuit claims, in essence, that we and Pilot have refused to accept the Flying J fuel card, and that such refusal was the result of unlawful concerted action. Flying J is seeking, among other things, an injunction requiring us and Pilot to accept the Flying J fuel card and damages. We believe that there are substantial factual and legal defenses to Flying J’s claims. This case is at an early stage and we cannot estimate our ultimate exposure to loss or liability, if any, related to this litigation. However, like most complex antitrust litigation, the costs of this continuing defense are likely to be substantial.

Beginning in mid December 2006, and continuing to the present, a series of class action lawsuits have been filed against  numerous companies in the petroleum industry, including us, in United States District Courts in over 20 states. Major petroleum companies and significant retailers in the industry have been named as defendants in one or more of these lawsuits. The plaintiffs in these lawsuits generally allege that they purchased motor fuel that was greater than 60 degrees Fahrenheit at the time of sale. There are two primary theories upon which the plaintiffs seek  recovery in these cases. The first theory alleges that the plaintiffs purchased smaller quantities of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered in gallons that, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature related equipment on retail motor fuel dispensing devices, damages and attorneys’ fees. The second theory alleges that fuel taxes are calculated in temperature adjusted to 60 degree gallons and are collected by the government from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers. The tax cases allege that when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the defendant retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap a windfall because the customers pay more tax than the retailer paid. The tax cases seek, among other relief, recovery of excess taxes paid and punitive damages. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. These cases have been consolidated for pretrial purposes in the United States District Court for the District of Kansas pursuant to multi district litigation procedures. These cases are at an early stage and we cannot estimate our ultimate liability, if any, related to these lawsuits, nor the costs of their defense, at this time.

On November 3, 2006, Great American Insurance Company of New York and Novartis Pharmaceuticals Corporation, or Novartis, filed a complaint in the United States District Court for the Southern District of New York against our predecessor and a trucking company, Prime, Inc., in connection with the alleged theft of a tractor trailer operated by Prime which contained certain of Novartis’s pharmaceutical products. The theft allegedly occurred at one of our travel centers. Novartis seeks damages up to or exceeding $30,000 together with interest, litigation costs and attorneys’ fees. On January 5, 2007, our predecessor answered Novartis’ complaint and asserted a cross claim for contribution and indemnification against Prime. We believe that there are substantial defenses to this claim and that any liability arising from this matter may be covered by one or more of our existing insurance policies.

On May 2, 2007, a class action lawsuit was filed against us in the United States District Court for the Northern District of Indiana. The complaint alleges violation of a provision of the Federal Fair and Accurate Transactions Act which limits certain credit and debit card information that may appear on electronically printed receipts provided to cardholders. The plaintiff purports to represent a class of all persons provided with electronically printed receipts for transactions occurring at our travel centers in Indiana after December 4, 2006 which receipts allegedly violate the Fair and Accurate Transactions Act. The complaint seeks damages of one hundred dollars to one thousand dollars per violation, attorneys’ fees, litigation expenses and costs. We are currently assessing this claim and intend to defend against the claim.

Note 15.   Income Taxes.

        The provision (benefit) for income taxes was as follows:

	Company	Company	Predecessor
	Three Months	Five Months	One Month	Three Months	Six Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2007	Janaury 31, 2007	June 30, 2006	June 30, 2006

Current tax provision (benefit):
Federal	$(4,870)	$(7,470)	$(6,750)	$—	$—
State	(923)	(1,480)	107	319	631
Foreign	—	—	—	—	—
	(5,793)	(8,950)	(6,643)	319	631

Deferred tax provision (benefit):
Federal	421	(2,862)	(31,380)	5,719	6,122
State	136	(127)	(2,432)	12	(31)
Foreign	—	—	(15)	—	—
	557	(2,989)	(33,827)	5,731	6,091

Total tax provision (benefit)	$(5,236)	$(11,939)	$(40,470)	$6,050	$6,722

Our effective tax rate for the three months and five months ended June 30, 2007 was a benefit of 38.5% and 38.1%, respectively, which differed from the statutory rate primarily due to state income taxes net of the Federal tax effect.  Our predecessor’s effective tax rates for the one month ended January 31, 2007 and the six months ended June 30, 2006 were a benefit of 64.7% and a provision of 37.8%, respectively.  Our predecessor’s rate for the one month ended January 31, 2007 differed from the statutory rate primarily due to deductibility for tax purposes of expenses related to stock options that were not expensed for financial reporting purposes, partially offset by certain merger related expenses recognized in the financial statements which were not deductible for income tax purposes.  Our predecessor’s rate for the six months ended June 30, 2006, differed from the statutory rate primarily due to state income taxes, net of the Federal tax effect.  The differences in the effective tax rates among these three periods primarily resulted from the effects of the HPT Transaction on our predecessor’s results for the one month ended January 31, 2007.  Tax attributes, such as net operating losses and tax credits, were conveyed by TravelCenters of America, Inc. to Hospitality Trust in connection with the HPT Transaction.

Note 16. Supplemental Cash Flow Information.

	Company	Predecessor
	Five Months	One Month	Six Months
	Ended	Ended	Ended
	June 30, 2007	January 31, 2007	June 30, 2006
Supplemental disclosure of cash flow information:
Interest paid (net of capitalized interest)	$61	$4,373	$21,489
Income taxes paid (net of refunds)	$6,021	$71	$352

Note 17. Subsequent Event.

On July 3, 2007, and August 1, 2007, we issued 4,868,600 and 466,490 Common Shares, respectively, for net proceeds of $206,116 after underwriters discount and commissions. We expect to use these proceeds for general business purposes, including funding expansion activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed in October 2006 as a Delaware limited liability company. We were formed as a 100% owned subsidiary of Hospitality Trust to succeed to the operating business of our predecessor, which Hospitality Trust acquired on January 31, 2007. Until January 31, 2007, we were a shell company subsidiary of Hospitality Trust.  When Hospitality Trust acquired our predecessor on January 31, 2007, it restructured our business and distributed our shares to Hospitality Trust shareholders.

Because of the restructuring and spin off, which we refer to collectively as the HPT Transaction, the historical financial information of our predecessor is not indicative of our future financial position, results of operations or cash flows. You should read the following discussion in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our 2006 Annual Report on Form 10-K. This discussion contains forward looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements for many reasons, including the risks described in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Our revenues and income are subject to potentially material changes as a result of the market prices of diesel fuel and gasoline, as well as the availability of these products. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced shocks as a result of, among other things, severe weather, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment. Over the past few years there has been a significant increase in the cost of diesel fuel and gasoline as crude oil demand increased during the economic recovery in the United States and events such as Hurricane Katrina affected the supply of these fuels. These significant increases in our costs for these products can largely be passed on to our customers, but the volatility in the crude oil and refined products markets can result in short term negative, or positive, effects on our operating results. We expect that the petroleum products markets will continue to be volatile and that prices for these products will remain at historically high levels for the foreseeable future. However, we do not expect that this price volatility will have a significant effect on our results in the foreseeable future. Likewise, while we at times experience product availability shortages in limited areas, we do not expect these supply disruptions will have a material effect on our results of operations.

Changes in the Number of Our Travel Centers

The changes in the number of our travel centers and in their method of operation (company operated, franchisee leased and operated or franchisee owned and operated) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our business from December 31, 2005 through June 30, 2007.

		Franchisee	Franchisee
		Leased	Owned
	Company	and	and
	Operated	Operated	Operated	Total
Number of travel centers at December 31, 2005	139	10	11	160

January - June 2006 Activity:
New travel centers	—	—	—	—
Number of travel centers at June 30, 2006	139	10	11	160

June 2006 - December 2006 Activity:
New travel centers	1	—	2	3
Number of travel centers at December 31, 2006	140	10	13	163

January - June 2007 Activity:
Acquisition of franchisee travel center	1	—	(1)	—
Petro acquisition	45	—	24	69
New travel centers	1	—	—	1
Number of travel centers at June 30, 2007	187	10	36	233

Historical Results of Operations

Relevance of Fuel Revenues and Fuel Volumes

Due to market pricing of commodity fuel products and our pricing arrangements with fuel customers, fuel revenue is not a reliable metric for analyzing our results of operations or our predecessor’s results of operations from period to period. As a result solely of changes in petroleum products market prices, our fuel revenue may increase or decrease significantly versus our or our predecessor’s historical results of operations, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in gross profit per gallon. We consider fuel volumes to be a better measure of comparative performance than fuel revenues.

Three months ended June 30, 2007 compared to June 30, 2006

The amounts in the following table for the three months ended June 30, 2007 include the results of Petro since May 30, 2007, the date of the Petro Acquisition.

	Company	Predecessor
	Three months	Three months
	ended	ended
(dollars are in thousands)	June 30, 2007	June 30, 2006	Change

Revenues:
Fuel	$1,222,286	$1,061,537	$160,749
Non fuel	261,845	225,845	36,000
Rent and royalties	3,132	2,644	488
Total revenues	1,487,263	1,290,026	197,237

Cost of goods sold (excluding depreciation):
Fuel	1,181,476	1,024,180	157,296
Non fuel	110,289	93,892	16,397
Total cost of goods sold (excluding depreciation)	1,291,765	1,118,072	173,693

Operating expenses:
Site level operating	125,567	103,099	22,468
Selling, general & administrative	25,469	23,295	2,174
Real estate lease rent	48,676	2,674	46,002
Depreciation and amortization	7,878	16,558	(8,680)
Total operating expenses, net	207,590	145,626	61,964

Income (loss) from operations	(12,092)	26,328	(38,420)

Other income	—	1,250	(1,250)
Equity in income of joint venture	190	—	190
Interest income	2,298	397	1,901
Interest expense	(4,010)	(11,959)	7,949
Income (loss) before income taxes	$(13,614)	$16,016	$(29,630)

Same Site Results Comparisons. As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis. For purposes of these comparisons, a travel center is included in the following same site comparisons only if it was continuously operated by us or our predecessor from April 1, 2006 through June 30, 2007. Travel centers are not excluded from the same site comparisons as a result of expansions in their size or in the services offered. The following table excludes Petro travel centers because they were not operated by us or our predecessor for the entire period.

	Six months ended June 30,
	Company	Predecessor
	2007	2006	Change
	(gallons and dollars in thousands)

Number of company operated travel centers	138	138
Number of franchisee operated travel centers	21	21

Diesel sales volume (gallons) (1)	371,048	372,370	-0.4%
Gasoline sales volume (gallons) (1)	52,855	53,724	-1.6%
Total nonfuel revenues (1)	$227,131	$224,798	+1.0%
Rent revenues (2)	1,171	1,120	+4.6%
Royalty revenues (2)	1,265	1,260	+0.4%
Operating expenses (1) (3)	110,876	109,366	+1.4%

(1)          Includes fuel volume, revenues and expenses of company operated travel centers only.

(2)          Includes only revenues earned from franchisee operated travel centers

(3)          Excluded from the 2006 operating expenses is a $4.4 million reduction related to the settlement of two claims made in connection with certain merger and recapitalization transactions our predecessor completed in November 2000.

Revenues. Revenues for the three months ended June 30, 2007, were $1,487.3 million, which represented an increase from the quarter ended June 30, 2006, of $197.2 million, or 15.3%, that is primarily attributable to the Petro Acquisition.

Fuel revenue for the quarter ended June 30, 2007, increased by $160.7 million, or 15.1%, as compared to the same period in 2006. This increase was principally the result of sites added since 2006, including the Petro sites.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons Sold		Fuel
	Diesel Fuel	Gasoline	Revenues
	(gallons and dollars in thousands)

Results for three months ended June 30, 2006	410,660	54,059	$1,061,537

Increase due to commodity price	—	—	18,392
Decrease due to same site volume	(1,322)	(870)	(5,005)
Increase due to net company operated sites added since April 1, 2006	57,431	4,484	141,431
Changes due to wholesale fuel business sale volume variations	2,599	(3)	5,931
Net increase from prior year period	58,708	3,611	160,749

Results for three months ended June 30, 2007	469,368	57,670	$1,222,286

We believe the same site diesel fuel sales volume decrease resulted primarily from a decline in trucking activity and is largely attributable to a decline in manufactured goods orders and new home building during the 2007 periods versus the 2006 periods. Fuel revenues were 82.3% of total revenues for the quarter ended June 30, 2007, as compared to 82.3% for the same period in 2006.

Nonfuel revenues for the quarter ended June 30, 2007 were $261.8 million, an increase of $36.0 million, or 15.9%, as compared to the same period in 2006. Of this increase, $28.5 million relates to the company operated sites added in the Petro Acquisition on May 30, 2007 and three other sites added in 2007 and 2006. Same site nonfuel revenues increased by $2.3 million, or 1.0%.  We believe the same site nonfuel revenue increase reflected increased customer traffic resulting, in part, from the capital improvements that were made to our travel centers, such as repair shop bay additions, and also from our marketing strategies. Nonfuel revenues were 17.7% of total revenues for the quarter ended June 30, 2007, as compared to 17.5% for the same period in 2006.

Rent and royalty revenues for the three months ended June 30, 2007 increased $0.5 million, or 18.5%, as compared to the same period in 2006. This was primarily the result of royalty revenues for the Petro franchisee sites for the month of June 2007.

 Cost of goods sold (excluding depreciation). Cost of goods sold for the quarter ended June 30, 2007, was $1,291.8 million, an increase of $173.7 million, or 15.5%, as compared to the same period in 2006, which was primarily attributable to sales at the Petro locations acquired on May 30, 2007.  Fuel cost of goods sold for the quarter ended June 2007 of $1,181.5 million increased by $157.3 million, or 15.4%, of which $157.9 million resulted from fuel sales at the Petro locations for the month of June 2007. The increase in fuel cost of goods sold for the quarter ended June 30, 2007 as compared to the same period in 2006 also resulted from commodity price increases offset by the fuel sales volumes decreases described above.  Nonfuel cost of goods sold for the quarter ended June 30, 2007 of $110.3 million increased by $16.4 million, or 17.5%, of which $12.1 million resulted from nonfuel sales at the Petro locations for the month of June 2007. The nonfuel cost of goods sold increase was also due to the same site nonfuel revenue increase discussed above.

Site level operating expenses. Site level operating expenses primarily included the direct expenses of company operated sites. Site level operating expenses increased by $22.5 million, or 21.8%, to $125.6 million for the quarter ended June 30, 2007, compared to $103.1 million for the same period in 2006. The increase was the result of $14.5 million in operating site level expense at the Petro locations for the month of June 2007, $2.1 million from other company operated locations added in 2007 and 2006 and a $1.5 million same sites increase.  Additionally, in June 2006 our predecessor recognized a reduction of site level operating expenses of $4.4 million related to the settlement of two claims made in connection with certain merger and recapitalization transactions our predecessor completed in November 2000.  The same site increase in operating expenses was 1.4% and was primarily the result of the increased costs necessary to support the increased level of nonfuel sales. On a same site basis, site level operating expenses as a percentage of nonfuel revenues for the quarter ended June 30, 2007 were 48.8%, compared to 48.7% for the same period in 2006.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended June 30, 2007, were $25.5 million, representing a $2.2 million, or 9.3%, increase from the same period in 2006.  In the quarter ended June 30, 2007 we incurred $6.4 million for separation payments related to employment agreements with various former executive officers in 2007, and retention bonus payments that are required to be made to certain of our employees who remain in our employ through specified dates.  Our predecessor incurred $11.6 million of share based compensation expense in the 2006 period related to stock options of our predecessor.  Other selling, general and administrative expense increases over the prior year period represent increases in expenses as a result of changes to our structure as a result of, but not limited to, the HPT Transaction and the Petro Acquisition.

Real estate rent expense.  Rent expense for the quarter ended June 30, 2007 was $48.7 million, an increase of $46.0 million over the prior year period.  This increase was primarily attributable to our lease agreements with Hospitality Trust  that became effective on January 31, 2007 and May 30, 2007. Under the leases with Hospitality Trust, we paid rent of $43.9 million during the three months ended June 30, 2007, of which $2.9 million was recognized as interest expense, and we accrued an additional $4.3 million of rent expense in order to recognize the rent expense related to this lease on a straight line basis over the lease term.

Depreciation and amortization expense.  Depreciation and amortization for the quarter ended June 30, 2007 was $7.9 million, a decrease from the second quarter of 2006 of $8.7 million, or 52.4%.  This decrease was attributable to the significant decrease in depreciable assets on our balance sheet after the HPT Transaction on January 31, 2007, partially offset by assets added by the Petro Acquisition. Our property and equipment balance at June 30, 2007 was $282.8 million, as compared to our predecessor’s property and equipment balance as of December 31, 2006 of $653.7 million, reflecting a 56.8% decrease.  The decline in depreciation expense was somewhat offset by a $1.0 million increase in amortization of intangible assets recognized in the HPT Transaction and the Petro Acquisition.

Income (loss) from operations.  There was a net loss from operations of $12.1 million for the quarter ended June 30, 2007, compared to income from operations of $26.3 million for the same period in 2006. This decrease was the result of the changes in revenues and expenses described above.

Interest income and expense.  Interest income for the three months ended June 30, 2007 was $2.3 million, an increase of $1.9 million over the prior year period that resulted from $0.8 million of interest income on restricted investments combined with interest income resulting from the increase in our cash balance after the HPT Transaction.  Interest expense for the three months ended June 30, 2007 was $4.0 million, as compared to $12.0 million for the same period in 2006.  This $7.9 million, or 66.5%, decrease primarily resulted from the repayment of our predecessor’s indebtedness on January 31, 2007 as part of the HPT Transaction.  The decline related to these factors was somewhat offset by recognizing as interest expense $2.9 million of rent under our TA Lease with Hospitality Trust in connection with the rent related to those sites we lease from Hospitality Trust that did not qualify for operating lease treatment and $0.8 million of interest expense on the Petro 9% Notes.

Income tax provision (benefit).  Our effective tax rate for the three months ended June 30, 2007 and 2006 was a benefit of 38.5% and 37.8%, respectively, which differed from the statutory rate primarily due to state income taxes net of the Federal tax effect.

Six months ended June 30, 2007 compared to June 30, 2006

We were spun off from Hospitality Trust on January 31, 2007, and had no operations prior to that time. For the purpose of discussing the historical results of operations, the following table adds our results and the results of our predecessor, without pro forma adjustments, for the six months ended June 30, 2007, and compares these combined results of operations to those of our predecessor for the six months ended June 30, 2006. The data has been presented to facilitate our discussion below of the trends and changes affecting our operating results.  It has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that actually would have resulted had the HPT Transaction occurred on January 1, 2006, and is not indicative our future results of operations. The amounts in the following table for the six months ended June 30, 2007 include the results of Petro since May 30, 2007 the date of the Petro Acquisition.

	Company	Predecessor	Combined	Predecessor
	Five months	One month	Six months	Six months
	Ended	Ended	Ended	Ended
(dollars are in thousands)	June 30, 2007	January 31, 2007	June 30, 2007	June 30, 2006	Change

Revenues:
Fuel	$1,818,429	$285,053	$2,103,482	$1,945,683	$157,799
Nonfuel	400,769	66,795	467,564	425,752	41,812
Rent and royalties	4,734	834	5,568	4,949	619
Total revenues	2,223,932	352,682	2,576,614	2,376,384	200,230

Cost of goods sold (excluding depreciation)
Fuel	1,760,878	270,694	2,031,572	1,881,189	150,383
Nonfuel	166,523	27,478	194,001	176,172	17,829
Total cost of goods sold (excluding depreciation)	1,927,401	298,172	2,225,573	2,057,361	168,212

Operating expenses:
Site level operating expenses	197,977	36,093	234,070	206,482	27,588
Selling, general & administrative expense	37,330	8,892	46,222	34,820	11,402
Real estate lease rent	77,104	931	78,035	5,278	72,757
Depreciation and amortization expense	13,168	5,786	18,954	32,929	(13,975)
Merger related expenses	—	44,972	44,972	—	44,972
Total operating expenses	325,579	96,674	422,253	279,509	142,744

Income (loss) from operations	(29,048)	(42,164)	(71,212)	39,514	(110,726)

Other Income	—	—	—	1,250	(1,250)
Debt extinguishment expense	—	(16,140)	(16,140)	—	(16,140)
Equity in income of joint venture	190	—	190	—	190
Interest income	2,577	1,131	3,708	646	3,062
Interest expense	(5,067)	(5,345)	(10,412)	(23,618)	13,206
Income (loss) before income taxes	$(31,348)	$(62,518)	$(93,866)	$17,792	$(111,658)

Same Site Results Comparisons.  As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis. For purposes of these comparisons, a travel center is included in the following same site comparisons only if it was continuously operated by us or our predecessor from January 1, 2006 through June 30, 2007. Travel centers are not excluded from the same site comparisons as a result of expansions in their size or in the services offered.  The following table excludes Petro travel centers because they were not operated by us or our predecessor for the entire period.

	Six months ended June 30,
	Combined	Predecessor
	2007	2006	Change
	(gallons and dollars in thousands)

Number of company operated travel centers	138	138
Number of franchisee operated travel centers	21	21

Diesel sales volume (gallons) (1)	742,686	745,869	-0.4%
Gasoline sales volume (gallons) (1)	97,893	100,450	-2.5%
Total nonfuel revenues (1)	$430,667	$423,476	+1.7%
Rent revenues (2)	2,342	2,239	+4.6%
Royalty revenues (2)	2,447	2,418	+1.2%
Operating expenses (1) (3)	215,875	209,466	+3.1%

(1)          Includes fuel volume, revenues and expenses of company operated travel centers only.

(2)          Includes only revenues earned from franchisee operated travel centers.

(3)          Excluded from the 2006 operating expense is a $4.4 million reduction related to the settlement of two claims made in connection with certain merger and recapitalization transactions our predecessor completed in November 2000.

Revenues. Revenues for the six months ended June 30, 2007, were $2,576.6 million, which represented an increase from the year ended June 30, 2006, of $200.2 million, or 8.4%, that is primarily attributable to the Petro Acquisition.

Fuel revenue for the six months ended June 30, 2007, increased by $157.8 million, or 8.1%, as compared to the same period in 2006. This increase was principally the result of sites added since 2006, primarily including the Petro sites. The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons Sold		Fuel
	Diesel Fuel	Gasoline	Revenues
	(gallons and dollars in thousands)

Results for six months ended June 30, 2006	825,039	101,231	$1,945,683

Increase due to commodity price			41,637
Decrease due to same site volume	(3,182)	(2,556)	(12,055)
Increase due to net company operated sites added since January 1, 2006	56,951	4,325	128,715
Changes due to wholesale fuel business sale volume variations	(221)	(16)	(498)
Net increase from prior year period	53,548	1,753	157,799

Results for six months ended June 30, 2007	878,587	102,984	$2,103,482

We believe the same site diesel fuel sales volume decrease resulted primarily from a decline in trucking activity that is largely attributable to a decline in manufactured goods orders and new home building during the 2007 periods versus the 2006 periods.  Fuel revenues were 81.6% of total revenues for the six months ended June 30, 2007, as compared to 81.9% for the same period in 2006.

Nonfuel revenues for the six months ended June 30, 2007 of $467.6 million increased by $41.8 million, or 9.8%, as compared to the same period in 2006. Of this increase, $28.5 million relates to the company operated sites added in the Petro Acquisition on May 30, 2007 and three other sites added in 2007 and 2006. Same site nonfuel revenues increased by $7.2 million, or 1.7%, at company operated sites open in both 2007 and 2006 despite the decrease in same site diesel fuel volumes noted above. We believe the same site increase reflected increased customer traffic resulting, in part, from the capital improvements, such as repair shop bay additions, that were made to our travel centers and also from our marketing strategies. Nonfuel revenues were 18.4% of total revenues for the quarter ended June 30, 2007, as compared to 18.1% for the same period in 2006.

Rent and royalty revenues for the six months ended June 30, 2007 increased $0.6 million or 12.5%, as compared to the same period in 2006.  This was primarily the result of royalty revenues for the Petro franchisee sites for the month of June 2007 of $0.5 million combined with same site rent and royalty increases of 4.6% and 1.2%, respectively.

Cost of goods sold (excluding depreciation). Cost of goods sold for the six months ended June 30, 2007, was $2,225.6 million, an increase of $168.2 million, or 8.2%, as compared to the same period in 2006, which was primarily attributable to sales at the Petro locations acquired on May 30, 2007.  Fuel cost of goods sold for the quarter ended June 2007 of $2,031.6 million increased by $150.4 million, or 8.0%, including a $157.9 million increase from fuel sales at the Petro location for the month of June 2007. The increase in fuel cost of goods sold for the quarter ended June 30, 2007 as compared to the same period in 2006 also resulted from commodity price increases offset by the fuel sales volumes decreases described above.  Nonfuel cost of goods sold for the six months ended June 30, 2007, of $194.0 million included an increase of $17.8 million, or 10.1%, of which $12.1 million resulted from non fuel sales at the Petro locations for the month of June 2007. The nonfuel cost of goods sold increase was also due to the same site nonfuel revenue increase discussed above.

Site level operating expenses. Site level operating expenses primarily include the direct expenses of company operated sites. Site level operating expenses increased by $27.6 million, or 13.4%, to $234.1 million for the six months ended June 30, 2007, compared to $206.5 million for the same period in 2006. The increase was the result of $14.5 million in site level operating expense at the Petro locations for the month of June 2007, $2.3 million from company operated locations added in 2007 and 2006 and a $6.4 million same site increase. Additionally, in June 2006 our predecessor recognized a reduction of site level operating expenses of $4.4 million related to the settlement of two claims made in connection with certain merger and recapitalization transactions our predecessor completed in November 2000.  The same site increase in site level operating expenses was 3.1%, and was primarily the result of the increased costs necessary to support the increased level of nonfuel sales.  On a same site basis, site level operating expenses as a percentage of nonfuel revenues for the six months ended June 30, 2007 were 50.1%, compared to 49.5% for the same period in 2006.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the six months ended June 30, 2007, were $46.2 million, representing a $11.4 million, or 32.7% increase from the same period in 2006. In the six months ended June 30, 2007 we incurred $8.4 million for separation payments related to employment agreements with former executive officers in 2007, and retention bonus payments that are required to be made to certain of our employees who remain in our employ through specified dates.  Our predecessor incurred $11.6 million of share based compensation expense in the prior year period and $4.2 million in the one month ended January 31, 2007, for a net decrease in expense of $7.4 million, related to stock options of our predecessor.  Other selling, general and administrative expense increases over the prior year period represent increases in expenses as a result of changes to our structure as a result of, but not limited to, the HPT Transaction and the Petro Acquisition.

Real estate rent expense.  Rent expense for the six months ended June 30, 2007 was $78.0 million, an increase of $72.8 million over the prior year period.  This increase was primarily attributable to the lease agreements with Hospitality Trust that became effective on January 31, 2007 and May 30, 2007. Under the leases with Hospitality Trust, we paid rent of $69.5 million during the five months ended June 30, 2007, of which $4.8 million was recognized as interest expense, and we accrued an additional $7.2 million of rent expense in order to recognize the rent expense related to this lease on a straight line basis over the lease term.

Depreciation and amortization expense.  Depreciation and amortization for the six months ended June 30, 2007 was $19.0 million, which reflected a decrease from the same period in 2006 of $14.0 million, or 42.4%.  This decrease was attributable to the significant decrease in depreciable assets on our balance sheet after the HPT Transaction on January 31, 2007, partially offset by assets added by the Petro Acquisition. Our property and equipment balance at June 30, 2007 was $282.6 million, as compared to our predecessor’s property and equipment balance as of December 31, 2006 of $653.7 million, reflecting a 56.8% decrease.  The decline in depreciation expense was somewhat offset by a $1.6 million increase in amortization of intangible assets resulting from the accounting for the HPT Transaction and the Petro Acquisition.

Merger related expenses.  During January 2007, our predecessor recognized a charge of $45.0 million related to expenses incurred in marketing itself for sale and consummating the HPT Transaction. These costs primarily consisted of investment banking fees, other transaction advisory fees and management bonus payments

Income (loss) from operations.  There was a net loss from operations of $71.2 million for the six months ended June 30, 2007, compared to income from operations of $39.5 million for the same period in 2006. This decrease was the result of the changes in revenues and expenses described above.

Interest income and expense.  Interest income for the six months ended June 30, 2007 was $3.7 million, an increase of $3.1 million over the prior year period that resulted from $0.8 million of interest income on restricted investments combined with interest income resulting from the increase in our cash balance after the HPT Transaction.  Interest expense for the six months ended June 30, 2007 was $10.4 million, as compared to $23.6 million for the same period in 2006.  This $13.2 million, 55.9%, decrease primarily resulted from the repayment of our predecessor’s indebtedness on January 31, 2007 as part of the HPT Transaction.  The decline related to these factors was somewhat offset by recognizing as interest expense $4.8 million of rent under our TA Lease with Hospitality Trust in connection with the rent related to those sites we lease from Hospitality Trust that did not qualify for operating lease treatment and $0.8 million of interest expense on the Petro 9% Notes.

Debt extinguishment expense.  In connection with the repayment of its indebtedness as a result of the HPT Transaction, our predecessor charged to expense the remaining unamortized balance of its previously incurred debt issuance costs of $15.2 million and the remaining unamortized of debt discount of $0.9 million related to a note payable.

Income tax provision (benefit).  Our effective tax rate for the five months ended June 30, 2007 was a benefit of 38.1%, which differed from the statutory rate primarily due to state income taxes net of the federal tax effect.  Our predecessor’s effective tax rates for the one month ended January 31, 2007 and the six months ended June 30, 2006 were a benefit of 64.7% and a provision of 37.8%, respectively.  Our predecessor’s rate for the one month ended January 31, 2007 differed from the statutory rate primarily due to deductibility for tax purposes of expenses related to stock options that were not expensed for financial reporting purposes, partially offset by certain merger related expenses recognized in the financial statements which were not deductible for income tax purposes.  Our predecessor’s tax rate for the six months ended June 30, 2006, differed from the statutory rate primarily due to state income taxes, net of the federal tax effect.  The differences in the effective tax rates among these periods primarily resulted from the effects of the HPT Transaction on our predecessor’s results for the one month ended January 31, 2007 as well as the effects of the HPT Transaction on our results and our other tax attributes.

Seasonality

Our revenues during a year are often lowest in the first quarter when movement of freight by professional truck drivers and motorist travel are historically at their lowest seasonal levels. Our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because; the fourth quarter is often positively impacted by increased movement of freight in preparation for various national holidays, that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers. While our revenues are modestly seasonal, the quarterly variations in our operating income is somewhat more pronounced as a result of a relatively fixed amount of managerial, occupancy and administrative costs that represent a relatively smaller percentage of revenues during the second or third quarters as compared to the first or fourth quarters.

Staff Reorganization

We have recently implemented plans for a reorganization of our management and field staff.  This reorganization has two key components.

•      We expect to reduce corporate office staffing principally at Petro’s El Paso headquarters gradually between now and June 2008.  At completion, approximately 60 redundant positions will have been eliminated.

•      Our field management functions and the corporate office, marketing and operations personnel will be realigned resulting in the elimination of management layers, which will result in the elimination of approximately 100 positions during September 2007.

In connection with the reorganization, we expect to incur costs of between $2.0 and $3.0 million principally related to severance payments and relocation benefits.

Critical Accounting Policies

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our operating expenses, including rent to Hospitality Trust, our capital expenditures and our working capital requirements. Our sources of liquidity to meet these requirements are our operating cash flow, our cash balance and our ability to draw capital improvement funding under the terms of our leases with Hospitality Trust.

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

On May 30, 2007, we acquired Petro for approximately $65 million plus the assumption of 9% notes due 2012 with a face amount of $250.0 million and a fair value of $270.4 million.  These notes have been covenant defeased and will be redeemed in February 2008.  We had restricted investments totaling $275.5 million at June 30, 2007 that will be used to repay the full face amount of this debt, the redemption premium and accrued, but unpaid, interest.  The Petro Acquisition was funded from cash on hand.

Hospitality Trust has agreed to provide up to $25 million of funding annually for the first five years of the TA Lease for certain improvements to the leased travel centers. This funding is cumulative and may be drawn by us from Hospitality Trust in subsequent years until December 31, 2015. There will not be any adjustment in our minimum rent as Hospitality Trust funds these amounts. All improvements funded by Hospitality Trust will be owned by Hospitality Trust. We are required to maintain, at our expense, the leased travel centers in good order and repair, including structural and non-structural components, but we may request that Hospitality Trust fund amounts in excess of the $25 million annually referred to above in return for minimum rent increases equal to a minimum of 8.5% per annum of the amount Hospitality Trust funds. As of June 30, 2007, Hospitality Trust had reimbursed us for $9.1 million of covered improvements, and in addition we sold $1.4 million of improvements to Hospitality Trust for an increase in annual rent of $0.1 million.  During the five months ended June 30, 2007, we incurred capital expenditures of $39.3 million which have not been reimbursed by, or sold to, Hospitality Trust.  This included amounts incurred to complete the construction of new travel centers in Livingston, CA and Laredo, TX that opened in March 2007 and July 2007, respectively.  We also incurred $25.6 million, net of cash acquired of $43.0 million for acquisitions of businesses, including the Petro Acquisition. These acquisitions were funded from cash on hand.

During the second quarter of 2007, we began our $125 million to $150 million expected spending on what we call “Operation Refresh”, a program to upgrade the quality of our TA locations and make them more attractive to our customers.  Because of the current slowdown of trucking activity, we have determined to use our strong financial position to accelerate Operation Refresh and now expect to spend approximately $40 million in 2007 and $70 million in 2008 on this program. We expect that a substantial portion of this program will be funded by Hospitality Properties as we draw the $125 million of committed funding for capital improvements that is described above.

On July 3, 2007, we issued 4,868,600 Common Shares, for net proceeds of $188 million after underwriters discount and commissions and expenses payable by us, and on August 1, 2007, the underwriters partially exercised their over allotment option for an additional 466,490 Common Shares paying net proceeds to us of $18 million after underwriters discount and commissions.  The net proceeds will be used for general business purposes including funding expansion activities.  We expect that these net proceeds will remain invested in short term, interest bearing securities pending these uses.

We anticipate that we will be able to fund our working capital needs and capital expenditures in the short term with funds generated by our operations, our cash balances and from our ability to draw improvement funding under the terms of our leases with Hospitality Trust. Over the longer term, we may seek additional forms of financing, including accessing public capital markets for debt or equity, the sale and lease back of travel centers that we own, develop or acquire and entering a credit facility which we are currently negotiating with a large commercial bank. We expect this facility will provide credit of approximately $100 million and be secured by our accounts receivable and inventory.

Summary of Contractual Obligations and Commercial Commitments

The following table summarizes our obligations to make future required payments under various agreements as of June 30, 2007:

	Payments due by period
	Total	July 1 through December 31, 2007	2008-2009	2010-2011	Thereafter
	(In Millions of Dollars)

Long term debt (1)	$261.3	$—	$261.3	$—	$—
Leases with Hospitality Trust	3,684.4	108.0	442.8	459.8	2,673.8
Other operating leases	157.1	9.8	34.9	30.0	82.4
Employee retention and separation payments	20.1	14.3	5.8	—	—
Other long term liabilities	24.5	4.0	7.3	2.9	10.3
Total contractual obligations	$4,147.4	$136.1	$752.1	$492.7	$2,766.5

(1)         All of our predecessor’s debt was repaid in connection with the HPT Transaction.  The debt assumed in the Petro Acquisition was covenant defeased and will be fully repaid in February 2008.  The amount shown includes the principal of this debt and the prepayment premium.  Marketable securities are escrowed to fund the repayment of this debt as well as the prepayment premium and interest that is payable through the expected repayment date.

At June 30, 2007, our primary outstanding trade commitments were letters of credit. We had outstanding $34.2 million of letters of credit. Until we have established a credit facility, we have secured these letters of credit with cash deposits of $36.4 million.  As of June 30, 2007, we also had commitments to purchase land or operating travel centers for an aggregate of $21.4 million.

Off-Balance Sheet Arrangements

As part of the Petro Acquisition, we acquired a 40% interest in a joint venture that owns one travel center that we operate. This travel center is encumbered by mortgage debt of approximately $10.7 million as of June 30, 2007. We account for the investment in the joint venture on the equity method and, therefore, we have not recorded a liability for this mortgage debt. Petro was not and we are not directly liable for this debt, but the carrying value of our investment in this joint venture could be adversely affected if the joint venture defaulted on this debt and the joint venture’s property was sold in foreclosure.  We have no other off balance sheet arrangements at June 30, 2007.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2007, we had no obligations for funded debt (other than the covenant defeased notes that we assumed in the Petro Acquisition) and were not directly affected by changes in market interest rates. However, we expect to obtain a revolving credit facility secured by some of our assets. We expect that such a line of credit may bear interest for funded amounts at floating rates. We may from time to time consider our exposure to interest rate risks if we have or expect to have material amounts of floating rate obligations, and in those circumstances we may decide to purchase interest rate caps or other hedging instruments.

We are exposed to risks arising from market changes in the availability and price of fuel. Some of these changes may arise from local conditions, such as a malfunction in a particular pipeline or at a particular terminal. However, most of these risks arise from national or international conditions, such as weather related shut downs of oil drilling or refining capacities, political instability in oil producing regions of the world or terrorism. Almost all of these risks are beyond our control. These risks may also arise from changes in the demand for fuel, particularly those changes which result from increases and decreases in economic activities. Because petroleum products are traded in commodity markets, material changes in demand for fuel worldwide, such as the recent increases in fuel demand in India and China, may have a material impact upon the prices we have to pay for fuel.

We attempt to mitigate our exposure to fuel availability and price market risks in four ways. First, we maintain supply contracts and arrangements for diesel fuel with several different suppliers for each of our travel centers; if one supplier has a local problem we may be able to obtain fuel supplies from other suppliers. Second, we maintain modest fuel inventories, generally about three days of fuel sales; modest inventories may mitigate the risk that we sell fuel for less than its cost in the event of rapid price declines. Third, we sell a majority of our diesel fuel at contracted prices determined as cents per gallon above a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to maintain our margin per gallon despite changes in the prices we pay for fuel. Finally, we may from time to time purchase or sell futures contracts for fuel, which may partially insulate us from the effects of some price fluctuations.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning concerning forward looking statements

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS ‘‘BELIEVE’’, ‘‘EXPECT’’, ‘‘ANTICIPATE’’, ‘‘INTEND’’, ‘‘PLAN’’, ‘‘ESTIMATE’’ OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT ON FORM 10-Q  THAT MAY NOT OCCUR ARE AS FOLLOWS:

•                  WE MAY BE UNABLE TO SUCCESSFULLY EXECUTE OUR BUSINESS PLAN TO ACQUIRE NEW SITES AND ENGAGE IN OTHER EXPANSION ACTIVITIES.

•                  WE MAY BE UNABLE TO SECURE A WORKING CAPITAL LINE OF CREDIT FOR $100 MILLION OR FOR ANY AMOUNT;

•      WE MAY BE UNABLE TO MANAGE EFFECTIVELY THE PLANNED STAFF REORGANIZATION;

•      THE ACTUAL AMOUNT OF THE ACCOUNTING CHARGE WE EXPECT IN THE THIRD QUARTER OF 2007 AS A RESULT OF EMPLOYEE SEVERANCE AND RELOCATION PAYMENTS MAY BE GREATER OR LESS THAN WE NOW EXPECT;

•      THE CAPITAL REQUIRED TO FUND OPERATION REFRESH AND THE ACQUISITION AND IMPROVEMENT OF THE SITES WE EXPECT TO PURCHASE MAY EXCEED OUR EXPECTATIONS. IN ADDITION THESE PLANNED ACQUISITIONS ARE SUBJECT TO VARIOUS CONDITIONS TO CLOSING AND THIRD PARTY APPROVALS; THESE CONDITIONS OR APPROVALS MAY NOT BE SATISFIED OR OBTAINED AND THESE ACTIVITIES MAY NOT OCCUR ON THE TERMS WE NOW EXPECT OR MAY NOT OCCUR AT ALL.

•                  WE MAY BE UNABLE TO COMPLY WITH THE REPORTING AND INTERNAL CONTROL OBLIGATIONS OF A PUBLIC COMPANY;

•                  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE; AND

•                  WE MAY BE UNABLE TO SETTLE OR PREVAIL IN THE PENDING LITIGATION MATTERS  FOR AMOUNTS WHICH DO NOT HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

RESULTS WHICH DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS, INCLUDING SOME WHICH ARE BEYOND OUR CONTROL. OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006 UNDER “ITEM 1A. RISK FACTORS”

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Part II. Other Information

Item 1. Legal Proceedings

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and our prospectus dated June 28, 2007.

Item 1A.  Risk Factors

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and our prospectus dated June 28, 2007.

Item 5. Other Items

On June 15, 2007, our board of directors amended our limited liability company agreement, or the LLC agreement, in one respect that affects the procedures by which security holders may recommend nominees to our board of directors. The amendment relates to shareholders’ notices for nominations for director at an annual meeting of shareholders.  Our Nominating and Corporate Governance Committee Charter requires, among other conditions that are not affected by the amendment to our LLC agreement, that a shareholder recommendation for the nomination of a director must be made by written notice to the Chair of such committee and our Secretary within the 30 day period ending on the last date on which shareholders must give timely notice of nomination for such a meeting of shareholders under the LLC agreement and applicable state and federal laws.  The LLC agreement did not specify a time for the delivery of shareholders’ notices of nominations for director at an annual meeting of shareholders in the case of our initial annual meeting of shareholders as a public company.  In order to provide a reasonable period of time for the preparation of proxy materials for that meeting, our board of directors added a provision to the LLC agreement that, to be timely for our initial annual meeting, such notices must be delivered during the calendar month of December 2007.

Item 6. Exhibits

Exhibit 2.1

Purchase Agreement, dated May 30, 2007, among TravelCenters of America LLC, Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P. and the partners of Petro Stopping Centers, L.P. and Petro Stopping Centers Holdings, L.P. (Incorporated by reference to Exhibit 2.1 of TravelCenters of America LLC’s Current Report on Form 8-K, filed on June 4, 2007, File No. 001-33274).

Exhibit 3.1

Composite Copy of Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1, filed on June 15, 2007, File No. 333-139272).

Exhibit 10.1

Lease Agreement, dated as of May 30, 2007, by and among HPT PSC Properties Trust and HPT PSC Properties LLC as Landlord, and Petro Stopping Centers, L.P., as Tenant (Incorporated by reference to Exhibit 10.1 of TravelCenters of America LLC’s Current Report on Form 8-K, filed on June 4, 2007, File No. 001-33274).

Exhibit 10.2

Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, under the Lease Agreement, dated as of May 30, 2007, by and among such Landlord and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on June 4, 2007, File No. 001-33274).

Exhibit 10.3

Employment Agreement, dated as of April 24, 2007, by and among TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Operating LLC and Steven C. Lee (Incorporated by reference to Exhibit 10.16 of our Registration Statement on Form S-1/A, filed on June 25, 2007, File No. 333-143814).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herwith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herwith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	JOHN R. HOADLEY
August 14, 2007		Name:	John R. Hoadley
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer