Form 10-Q
period 2007-09-30
TRAVELCENTERS OF AMERICA LLC
filed 2007-11-13
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of Common Shares outstanding at November 12, 2007: 14,152,665 limited liability company interests represented by common shares, no par value.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

September 30, 2007

INDEX

PART I

Financial Information

Item 1.	Consolidated Balance Sheets as of September 30, 2007 for TravelCenters of America LLC (unaudited) and December 31, 2006 for TravelCenters of America, Inc. (predecessor)

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2007, for TravelCenters of America LLC, and the three months ended September 30, 2006, for TravelCenters of America, Inc. (predecessor)

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the eight months ended September 30, 2007, for TravelCenters of America LLC, and the one month ended January 31, 2007, and the nine months ended September 30, 2006 for TravelCenters of America, Inc. (predecessor)

Unaudited Consolidated Statements of Cash Flows for the eight months ended September 30, 2007, for TravelCenters of America LLC, and the one month ended January 31, 2007, and the nine months ended September 30, 2006 for TravelCenters of America, Inc. (predecessor)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Warning Concerning Forward Looking Statements

PART II	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I. Financial Information

Item 1. Consolidated Financial Statements

TravelCenters of America LLC

Consolidated Balance Sheets

(dollars in thousands except share amounts)

	Company	Predecessor
	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$279,317	$55,297
Restricted cash	37,007	—
Restricted investments	266,660	—
Accounts receivable (less allowance for doubtful accounts of $2,123 as of September 30, 2007 and $1,344 as of December 31, 2006)	128,427	91,850
Inventories	139,822	90,350
Deferred income taxes	—	14,806
Other current assets	47,251	14,651
Total current assets	898,484	266,954

Property and equipment, net	304,786	653,668
Goodwill	14,436	49,681
Intangible assets, net	48,297	1,907
Deferred financing costs, net	121	15,462
Deferred income taxes	531	438
Other noncurrent assets	18,117	7,482
Total assets	$1,284,772	$995,592

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long term debt	$266,093	$7,019
Accounts payable	228,922	121,198
Other current liabilities	133,160	71,278
Total current liabilities	628,175	199,495
Commitments and contingencies (Note 14)
Long term debt (net of unamortized discount)	—	668,734
Capital lease obligations	107,620	—
Deferred income taxes	1,422	15,492
Other noncurrent liabilities	48,616	22,594
Total liabilities	785,833	906,315

Redeemable equity	—	13,403

Nonredeemable shareholders’ equity:

Common shares, no par value, 14,152,665 shares issued and outstanding at September 30, 2007	538,718	—
Common shares, par value $0.00001, 20,000,000 shares authorized, 6,937,003 shares issued and outstanding at December 31, 2006	—	3
Preferred stock 5,000,000 shares authorized but unissued at December 31, 2006	—	—
Accumulated other comprehensive income	1,243	1,383
Additional paid in capital	—	224,565
Accumulated deficit	(41,022)	(150,077)
Total nonredeemable shareholders’ equity	498,939	75,874
Total liabilities, redeemable equity and nonredeemable shareholders’ equity	$1,284,772	$995,592

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(dollars in thousands, except per share amounts)

	Company	Predecessor
	Three months	Three months
	ended	ended
	September 30,	September 30,
	2007	2006
Revenues:
Fuel	$1,447,583	$1,064,569
Non fuel	332,402	234,921
Rent and royalties	4,145	2,593
Total revenues	1,784,130	1,302,083

Cost of goods sold (excluding depreciation):
Fuel	1,392,628	1,017,967
Non fuel	143,088	98,899
Total cost of goods sold (excluding depreciation)	1,535,716	1,116,866

Operating expenses:
Site level operating	163,342	110,517
Selling, general & administrative	32,809	13,711
Real estate rent	59,615	2,785
Depreciation and amortization	5,711	18,616
Merger related	—	4,773
Total operating expenses	261,477	150,402

Income (loss) from operations	(13,063)	34,815

Equity in income of joint venture	547	—
Interest income	5,519	660
Interest expense	(5,588)	(12,704)
Income (loss) before income taxes	(12,585)	22,771
Provision for income taxes	9,028	8,737
Net income (loss)	$(21,613)	$14,034

Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments, (net of taxes of $0 and $(165), respectively)	—	(320)
Foreign currency translation adjustments, (net of taxes of $132 and $(4), respectively)	676	(13)
Comprehensive income (loss)	$(20,937)	$13,701

Weighted average shares outstanding:
Basic	13,884	6,937
Diluted	13,884	7,618

Earnings (loss) per common share:
Basic	$(1.56)	$2.02
Diluted	$(1.56)	$1.84

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(dollars in thousands, except per share amounts)

	Company	Predecessor
	Eight months	One month	Nine months
	Ended	Ended	Ended
	September 30,	January 31,	September 30,
	2007	2007	2006
Revenues:
Fuel	$3,266,012	$285,053	$3,010,252
Non fuel	733,171	66,795	660,673
Rent and royalties	8,879	834	7,542
Total revenues	4,008,062	352,682	3,678,467

Cost of goods sold (excluding depreciation):
Fuel	3,153,507	270,694	2,899,156
Non fuel	309,611	27,478	275,071
Total cost of goods sold (excluding depreciation)	3,463,118	298,172	3,174,227

Operating expenses:
Site level operating	361,319	36,093	316,999
Selling, general & administrative	70,139	8,892	48,531
Real estate rent	136,719	931	8,063
Depreciation and amortization	18,879	5,786	51,545
Merger related	—	44,972	4,773
Total operating expenses	587,056	96,674	429,911

Income (loss) from operations	(42,112)	(42,164)	74,329

Other income	—	—	1,250
Debt extinguishment expenses	—	(16,140)	—
Equity in income of joint venture	737	—	—
Interest income	8,097	1,131	1,306
Interest expense	(10,655)	(5,345)	(36,322)
Income (loss) before income taxes	(43,933)	(62,518)	40,563
Provision (benefit) for income taxes	(2,911)	(40,470)	15,459
Net income (loss)	$(41,022)	$(22,048)	$25,104

Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments, (net of taxes of $0, $0, and $(347), respectively)	—	—	(673)
Foreign currency translation adjustments, (net of taxes of $361, $(47) and $108, respectively)	1,243	(47)	343
Comprehensive income (loss)	$(39,779)	$(22,095)	$24,773

Weighted average shares outstanding:
Basic	10,519	6,937	6,937
Diluted	10,519	6,937	7,562

Earnings (loss) per common share:
Basic	$(3.90)	$(3.18)	$3.62
Diluted	$(3.90)	$(3.18)	$3.32

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Unaudited Consolidated Statements of Cash Flows

(dollars in thousands)

	Company	Predecessor
	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30,	January 31,	September 30,
	2007	2007	2006
Cash flows from operating activities:
Net income (loss)	$(41,022)	$(22,048)	$25,104
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash rent expense	12,428	—	—
Share based compensation expense	—	4,268	11,946
Depreciation and amortization	18,879	5,786	51,545
Equity in income of joint venture	(737)	—	—
Amortization of deferred financing costs	—	267	2,348
Debt extinguishment expenses	—	16,140	—
Deferred income tax provision	(2,911)	(33,827)	7,605
Provision for doubtful accounts	446	50	75
Changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(32,452)	9,112	(15,463)
Inventories	(15,357)	4,779	(599)
Other current assets	(10,997)	(10,452)	443
Accounts payable and other accrued liabilities	16,589	59,966	27,475
Other, net	1,063	5,984	(1,442)
Net cash provided by (used in) operating activities	(54,071)	40,025	109,037

Cash flows from investing activities:
Acquisitions of businesses	(25,059)	—	—
Proceeds from asset sales	19	35	2,606
Capital expenditures	(75,905)	(7,176)	(56,948)
Proceeds from asset sales to Hospitality Trust	15,565	—	—
Net cash used in investing activities	(85,380)	(7,141)	(54,342)

Cash flows from financing activities:
Increase (decrease) in checks drawn in excess of bank balances	5,313	(8,170)	(3,450)
Proceeds from issuance of common shares, net	205,338	—	—
Long term debt repayments	—	(54)	(5,255)
Cash deposited to secure letters of credit	(37,007)	—	—
Net cash provided by (used in) financing activities	173,644	(8,224)	(8,705)

Effect of exchange rate changes on cash	114	(7)	28

Net increase (decrease) in cash	34,307	24,653	46,018

Cash and cash equivalents at the beginning of the period	245,010	55,297	47,547
Cash and cash equivalents at the end of the period	$279,317	$79,950	$93,565

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

Note 1.  Basis of Presentation and Organization.

TravelCenters of America LLC, which we refer to as the Company or we, operates and franchises travel centers under the “TravelCenters of America,” “TA” and “Petro” brands primarily along the U.S. interstate highway system. Our customers include trucking fleets and their drivers, independent truck drivers and motorists.

At September 30, 2007, our geographically diverse business included 234 travel centers in 41 U.S. states and in Canada. As of September 30, 2007, we operated 187 of these travel centers, which we refer to as company operated sites, and our franchisees operated 47 of these travel centers including 10 travel centers which our franchisees sublease from us and 37 travel centers which our franchisees own.

Our travel centers typically include 20 to 25 acre sites and provide our customers with diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel and convenience stores and other driver amenities. We also collect rents and franchise royalties from our franchisees.

We were formed as a Delaware limited liability company on October 10, 2006. Our initial capitalization of one dollar was provided by Hospitality Properties Trust, or Hospitality Trust, on our formation date. We were a wholly owned, indirect subsidiary of Hospitality Trust, and until January 31, 2007, we conducted no business activities.

On January 31, 2007, Hospitality Trust acquired Travel Centers of America, Inc. through a merger of a subsidiary of ours with and into TravelCenters of America, Inc., restructured the business of TravelCenters of America, Inc. and distributed our shares to its shareholders in a spin off transaction.

The principal effects of the restructuring were that (i) TravelCenters of America, Inc. became our 100% owned subsidiary, (ii) subsidiaries of Hospitality Trust that we do not own became owners of the real estate at substantially all of the travel centers and certain other assets previously owned by TravelCenters of America, Inc. as of January 31, 2007, (iii) we entered a lease of that real estate and those other assets, which we refer to as the TA Lease, and (iv) all of the outstanding indebtedness of TravelCenters of America, Inc. was repaid in full, which series of transactions we refer to as the HPT Transaction. We retained the balance of the assets previously owned by TravelCenters of America, Inc. and continue their operation.

On May 30, 2007, we acquired Petro Stopping Centers, L.P., or Petro, from Petro Stopping Centers Holdings, L.P., or Petro Holdings (see Note 4). Also on May 30, 2007, Hospitality Trust acquired Petro Holdings, which owned the real estate of 40 Petro travel centers. Simultaneously with Hospitality Trust’s acquisition of this real estate, we leased these 40 travel centers from Hospitality Trust. We refer to this lease as the Petro Lease.

In connection with the HPT Transaction and the Petro acquisition, we accounted for our acquired assets and liabilities at their respective fair values, in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, our balance sheet is not comparable with the historical balance sheet of our predecessor as of December 31, 2006, which is included herein. Similarly, significant differences exist between our statement of operations and comprehensive income (loss) and that of our predecessor. Our results include rent and interest expense related to our leases with Hospitality Trust while our predecessor’s results included interest expense related to funded debt, debt extinguishment expense, merger related expenses and a larger depreciation and amortization expense amount.

The accompanying consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable for interim financial statements. Therefore, the notes and disclosures do not include all the information necessary for complete financial statements in accordance with U.S. generally accepted accounting principles. These unaudited interim financial statements should be read in conjunction with the financial statements and notes contained in our predecessor’s audited consolidated financial statements as of and for the year ended December 31, 2006. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Note 2.  Recently Issued Accounting Pronouncements.

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes methods for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. Under this guidance, a benefit can be recognized with respect to a tax position only if it is more likely than not that the position will be sustained upon examination. In such cases, the tax position is to be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. There was no material impact on our financial statements as a result of our adoption of FIN 48 effective January 1, 2007.

Note 3.  HPT Transaction.

The following table summarizes the amounts assigned, based on their fair values, to the assets and liabilities we acquired as a result of the HPT Transaction. The following amounts are preliminary and represent our best estimates of the fair values of the assets and liabilities and therefore are subject to change. See Note 5 for pro forma results of operations data.

Current assets	$437,076
Property and equipment	224,274
Goodwill	14,436
Intangible assets	31,396
Other noncurrent assets	10,541
Total assets acquired	717,723

Current liabilities	240,479
Capital lease obligations	107,620
Deferred taxes	3,971
Noncurrent liabilities	32,533
Net assets acquired	$333,120

Note 4. Petro Acquisition.

On May 30, 2007, we acquired Petro for approximately $63,567. In addition, we assumed Petro’s outstanding 9% Senior Secured Notes due 2012, or the 9% Notes, with a face amount of $250,000 and a fair value of $270,399, which had been defeased. We also paid $1,128 of direct acquisition costs and accrued certain other liabilities. Also on May 30, 2007, Hospitality Trust acquired the real estate of 40 Petro travel centers, and simultaneously with Hospitality Trust’s acquisition of this real estate, we entered the Petro Lease for these 40 locations. We refer to this transaction as the Petro Acquisition.

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

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

The aggregate acquisition cost was $426,977, which was comprised of the following:

Calculation of acquisition cost for Petro Stopping Centers, L.P.:
Cash consideration	$63,567
Assumed indebtedness defeased at closing	270,399
Other assumed liabilities	91,883
Estimated fees and other direct acquisition costs	1,128
Total acquisition cost	$426,977

The following table summarizes the amounts assigned, based on their fair values, to the assets and liabilities acquired in the Petro Acquisition. The following amounts are preliminary and represent our best estimates of the fair values of the assets and liabilities and therefore are subject to change. See Note 5 for pro forma results of operations.

Cash and cash equivalents	$43,031
Restricted investments	274,740
Other current assets	61,178
Property and equipment	28,900
Intangible assets	19,421
Other noncurrent assets	9,652
Total assets acquired	436,922

Indebtedness	270,399
Current liabilities	97,972
Other noncurrent liabilities	3,856
Net assets acquired	$64,695

Of the $19,421 of acquired intangible assets, $7,627 was assigned to registered trademarks that are not subject to amortization. The remaining $11,794 of acquired intangible assets is being amortized over a useful life of 20 years.

Simultaneously with our Petro Acquisition and our lease of 40 Petro sites from Hospitality Trust, the 9% Notes were defeased, and these 9% Notes and the related defeasance deposit of restricted investments will cease to be reflected on our balance sheet when these 9% Notes are repaid in February 2008.

Note 5.  Pro Forma Information.

The following unaudited pro forma information presents our results of operations as if both the HPT Transaction and the Petro Acquisition had occurred at the beginning of the period presented:

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Total revenues	$1,784,130	$1,802,626	$5,235,407	$5,115,221
Net income (loss)	$(21,613)	$4,607	$(89,607)	$(14,974)
Income (loss) per common share	$(1.56)	$0.66	$(8.52)	$(1.42)

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the HPT Transaction and the Petro Acquisition occurred at the beginning of the periods presented, or that may result in the future. The pro forma net loss for the nine months ended September 30, 2007, reflected $66,554 of merger related expenses, $16,662 of debt

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

extinguishment expenses and $4,268 of share based compensation expense, each incurred by our predecessor or Petro as a result of the HPT Transaction or the Petro Acquisition, and $15,338 of expenses related to employee retention and separation payments. We do not include motor fuel taxes in our fuel revenues and fuel cost of sales; however prior to the Petro Acquisition, Petro included motor fuel taxes in its fuel revenues and fuel cost of sales. These amounts, for periods prior to May 30, 2007, have not been removed from Petro’s reported revenues. For the nine months ended September 30, 2007, the total revenue presented above includes $130,240 of motor fuel taxes that were also included in fuel cost of sales. For the three months ended September 30, 2006, the total revenue presented above includes $77,971 of motor fuel taxes that were also included in fuel cost of sales. For the nine months ended September 30, 2006 the total revenue presented above includes $237,490 of motor fuel taxes that were also included in fuel cost of sales.

Note 6.  Earnings Per Share.

During the quarter ended September 30, 2007, we issued 5,335,090 common shares for net proceeds of $205,338 after underwriter discounts and commissions and other costs of the offering. These proceeds will be used for general business purposes, including funding expansion activities. We also issued 9,000 common shares under our equity incentive plan (see Note 13).

The following table reconciles our predecessor’s basic earnings per common share to diluted earnings per common share. The assumed exercise of our predecessor’s stock options and warrants would have had an anti-dilutive effect on loss per common share for the one month period ended January 31, 2007. Our unvested common share grants had an anti-dilutive effect on our loss per common share for the three months and eight months ended September 30, 2007.

	Predecessor
	One month	Three months	Nine months
	ended	ended	ended
	January 31, 2007	September 30, 2006	September 30, 2006
	(share amounts in thousands)
Determination of shares:
Weighted average common shares outstanding	6,937	6,937	6,937
Shares attributable to the assumed exercise of our predecessor’s outstanding stock options	n/a	404	348
Shares attributable to the assumed exercise of our predecessor’s outstanding warrants	n/a	277	277
Diluted weighted average common shares outstanding	6,937	7,618	7,562

Basic earnings (loss) per common share	$(3.18)	$2.02	$3.62
Diluted earnings (loss) per common share	$(3.18)	$1.84	$3.32

Note 7.  Inventories.

Inventories consisted of the following:

	Company	Predecessor
	September 30, 2007	December 31, 2006

Non-fuel merchandise	$102,650	$71,820
Fuel	37,172	18,530
Total inventories	$139,822	$90,350

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

We are obligated to remove underground storage tanks and certain other assets at some sites we lease. We evaluate our asset retirement obligations based on estimated tank useful lives, internal and external estimates as to the cost to remove the tanks and related obligations in the future, and regulatory or contractual requirements. We recognized an asset retirement obligation as of January 31, 2007, of $10,197, and we recorded an additional liability related to underground storage tanks of $2,935 as a result of the Petro Acquisition on May 30, 2007. The asset retirement obligation, which is included within other noncurrent liabilities in our consolidated balance sheet, was $13,759 at September 30, 2007.

Note 9.  Goodwill and Intangible Assets.

Acquired goodwill and intangible assets are recorded based on their fair market values as of their acquisition dates or at the excess of amounts paid to a seller over the fair value of identifiable assets acquired less liabilities assumed. We amortize certain intangible assets over periods generally ranging from five to 20 years.

Note 10.  Indebtedness.

Simultaneously with our Petro Acquisition, Petro and Hospitality Trust covenant defeased all of Petro’s 9% Notes, made arrangements to call Petro’s 9% Notes as of February 15, 2008, and deposited with the trustee for the 9% Notes U.S. Treasury obligations sufficient to effect the covenant defeasance, to pay all of the interest that will accrue on the 9% Notes until the redemption date and to pay the full amount of the 9% Notes, including the redemption premium, on the redemption date of February 15, 2008. On September 30, 2007, $250,000 in principal amount of the 9% Notes was outstanding. The 9% Notes are our obligations and are expected to remain so until the redemption date, and are included on our balance sheet as of September 30, 2007, at their estimated fair value of $266,093, which includes the redemption premium. The U.S. Treasury obligations and related interest receipts are expected to remain restricted investments of ours until exhausted by the payment in full of the interest, principal and redemption amounts of the 9% Notes as these amounts are paid.

Note 11.  Leasing Transactions.

Our leases with Hospitality Trust are “triple net” leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, inventories, services to customers, repairs and maintenance, insurance, real estate and personal property taxes and ground lease payments. The TA Lease expires on December 31, 2022, and minimum rent increases annually during the first five years of the lease term as shown in the table below and may increase if Hospitality Trust funds or reimburses the cost in excess of $125,000 (see below) for improvements to the leased TA travel centers. The Petro Lease expires on June 30, 2024, subject to extension by us for all but not less than all of the leased Petro travel centers for up to two additional periods of 15 years each, and requires minimum annual rent of $62,225. Starting in 2012 and 2013, respectively, the TA Lease and Petro Lease require us to pay Hospitality Trust additional rent equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased travel centers over a base amount. The increase in percentage rent attributable to fuel revenues is subject to a maximum each year calculated by reference to changes in the consumer price index.

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

Although the future minimum lease payments under the TA Lease are scheduled to increase over time, we are required, under generally accepted accounting principles, to recognize the expense related to these payments in equal annual amounts for the term of the lease, or $170,696 per year. There are no scheduled minimum rent increases under the Petro Lease.

Hospitality Trust has agreed to provide up to $25,000 of funding annually for the first five years of the TA Lease for improvements to the leased TA travel centers. There will not be any adjustment in our minimum rent as Hospitality Trust funds these amounts. All improvements funded by Hospitality Trust will be owned by Hospitality Trust. We may request that Hospitality Trust fund amounts in excess of the $25,000 annually referred to above in return for minimum rent increases according to formulas. As of September 30, 2007, Hospitality Trust has funded $14,127 under the TA Lease and we have sold $1,438 of additional improvements to Hospitality Trust for an increase in annual rent of $122.

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

The following table summarizes the various amounts related to the leases with Hospitality Trust and other real estate leases that are reflected in our operating results:

	Three months	Eight months
	ended	ended
	September 30, 2007	September 30, 2007

Minimum base rent (TA Lease cash payments)	$38,374	$102,331
Minimum base rent (Petro Lease cash payments)	15,556	21,087
Required straight line rent adjustment (TA Lease)	4,299	11,464
Total rent to Hospitality Trust	58,229	134,882
Less amount recognized as interest	(2,882)	(7,685)
Rent to Hospitality Trust recognized as rent expense	55,347	127,197
Other real estate lease rent	4,268	9,522
Total real estate lease rent	$59,615	$136,719

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

Note 12.  Related Party Transactions.

We were formerly a 100% subsidiary of Hospitality Trust and Hospitality Trust is our principal landlord. For the three months and eight months ended September 30, 2007, we recognized expense of $58,229 and $134,882 under our leases with Hospitality Trust. At September 30, 2007, other accrued liabilities on our consolidated balance sheet included $5,531 for rent due to Hospitality Trust.

We are party to a management and shared services agreement with Reit Management & Research LLC, or Reit Management, whereby Reit Management oversees and assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of all our daily business activities, including legal matters, human resources, insurance programs, management information systems and the like. For these services, we pay Reit Management a fee equal to 0.6% of our fuel gross margin and of our total nonfuel revenues. The fee is payable monthly based upon the prior month’s margin and revenues. For the three months and eight months ended September 30, 2007, we recognized expense of $2,339 and $5,049, respectively, under this agreement.

We have a 40% joint venture interest in Petro Travel Plaza LLC, which owns one travel center that we operate under a management agreement. This investment is accounted for under the equity method. Included in our results for the three months and eight months ended September 30, 2007, was management fee income of $97 and $129, respectively. At September 30, 2007, we had a receivable from and a payable to Petro Travel Plaza LLC of $1,474 and $1,604, respectively.

Note 13.  Equity Incentive Plans.

We have an equity incentive plan, or the Plan, for which 2,000,000 common shares have been reserved for awards. At September 30, 2007, 9,000 common shares had been awarded under the Plan. Shares awarded to directors vest immediately. Other shares awarded under the plan may vest on schedules set by our board of directors.

For the eight months ended September 30, 2007, the share based compensation expense recognized in connection with the vested portion of our common share awards was $260. This expense is included within selling, general and administrative expenses in our consolidated statement of operations and comprehensive income (loss). We will recognize compensation expense for unvested shares as they vest in future periods.

Our predecessor had a stock option plan that we did not assume. All 939,375 options that were outstanding under our predecessor’s stock option plan as of December 31, 2006 were cancelled as part of the HPT Transaction on January 31, 2007. Our predecessor recognized share based compensation expense of $4,268 in January 2007 when its outstanding options vested as a result of the HPT Transaction. Our predecessor recognized shared based compensation expense of $11,946 related to their option plan for the nine months ended September 30, 2006. This expense is included within selling, general and administrative expenses in our predecessor’s consolidated statement of operations and comprehensive income (loss).

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

Note 14.  Commitments and Contingencies.

Commitments

As of September 30, 2007, we had five properties under contract for purchase for an aggregate of $23,000. Three of these properties are operating travel centers and two are undeveloped properties on which we intend to build new travel centers. We completed our acquisition of one of the operating properties and one of the undeveloped properties in November 2007. We expect two of the remaining acquisitions to close during the fourth quarter of 2007, and one to close in the first quarter of 2008. We expect to make improvements at these five sites with an aggregate cost of approximately $40,000. These three potential acquisitions are subject to completion of diligence and other customary conditions; because of these contingencies we can provide no assurances that we will purchase the properties.

Guarantees

In the normal course of business, we periodically enter agreements that contain guarantees or indemnification provisions. While the maximum amount to which we may be exposed under such agreements cannot be estimated, we do not believe that any potential guaranty or indemnification will have a material adverse effect on our consolidated financial position or result of operations. We offer a warranty of our workmanship in our truck repair shops, but the annual warranty expense and corresponding liability are not material to us.

Environmental Matters

Our operations and properties are extensively regulated by environmental laws and regulations, or Environmental Laws, that (i) govern operations that may have adverse environmental effects, such as discharges to air, soil and water, as well as the management of petroleum products and other hazardous substances, or Hazardous Substances, or (ii) impose liability for the costs of cleaning up sites affected by, and for damages resulting from, disposal or other releases of Hazardous Substances. We use underground and above ground storage tanks to store petroleum products and waste at our travel centers. We must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, contaminant release reporting, financial assurance and corrective action in case of a release from a storage tank into the environment. At some locations, we must also comply with Environmental Laws relating to vapor recovery and discharges to water.

We have received notices of alleged violations of Environmental Laws, or are aware of the need to undertake corrective actions to comply with Environmental Laws, at travel centers in a number of jurisdictions. We do not expect that financial penalties associated with these alleged violations, or compliance costs incurred in connection with corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances at a number of our sites. While we cannot precisely estimate the costs we may incur in connection with the remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these sites will be material to our financial conditions, results of operations or cash flows.

Under certain environmental agreements entered into as part of our predecessor’s acquisition of travel centers, predecessor owners of certain of our sites are required to indemnify us for certain environmental conditions. Certain of our remediation expenditures may be recovered from state government administered tank funds. In addition, we have obtained insurance of up to $35,000 for environmental liabilities at certain of our travel centers that were known at the time the policies were issued, and up to $60,000 for unknown environmental liabilities, subject, in each case, to certain limitations and deductibles. At September 30, 2007, we had reserves for environmental matters of $11,509, as well as a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, leaving an estimated net amount of $4,019 to be funded from future operating cash flows. While it is not possible to quantify with certainty our environmental exposure, in our opinion, based upon the information now known to us, our potential liability in excess of the reserves we have recorded will not have a material adverse effect on our financial condition, results of operations or cash flows.

While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing Environmental Laws may have on us in the future. We cannot be certain that additional contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

environmental compliance or remediation expenditures may be required, and such costs could have a material adverse effect on us.

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

Beginning in mid December 2006, and continuing to the present, a series of class action lawsuits have been filed against numerous companies in the petroleum industry, including us, in United States District Courts in over 20 states. Major petroleum companies and significant fuel retailers have been named as defendants in one or more of these lawsuits. The plaintiffs in these lawsuits generally allege that they purchased motor fuel that was greater than 60 degrees Fahrenheit at the time of sale. There are two primary theories upon which the plaintiffs seek recovery in these cases. The first theory alleges that the plaintiffs purchased smaller quantities of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered in gallons that, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature related equipment on retail fuel dispensing devices, damages and attorneys’ fees. The second theory alleges that fuel taxes are calculated in temperature adjusted to 60 degree gallons and are collected by the government from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers. The tax cases allege that when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the defendant retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap a windfall because the customers pay more tax than the retailer paid. The tax cases seek, among other relief, recovery of excess taxes paid and punitive damages. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. These cases have been consolidated for pretrial purposes in the United States District Court for the District of Kansas pursuant to multi district litigation procedures. These cases are at an early stage and we cannot estimate our ultimate liability, if any, related to these lawsuits, nor the costs of their defense, at this time.

On November 3, 2006, Great American Insurance Company of New York and Novartis Pharmaceuticals Corporation, or Novartis, filed a complaint in the United States District Court for the Southern District of New York against our predecessor and a trucking company, Prime, Inc., in connection with the alleged theft of a tractor trailer operated by Prime which contained Novartis’s pharmaceutical products. The theft allegedly occurred at one of our travel centers. Novartis seeks damages up to or exceeding $30,000 together with interest, litigation costs and attorneys’ fees. On January 5, 2007, our predecessor answered Novartis’s complaint and asserted a cross claim for contribution and indemnification against Prime. We believe that there are substantial defenses to this claim and that any liability arising from this matter may be covered by one or more of our existing insurance policies.

On May 2, 2007, a class action lawsuit was filed against us in the United States District Court for the Northern District of Indiana. The complaint alleges violation of a provision of the Federal Fair and Accurate Transactions Act which limits certain credit and debit card information that may appear on electronically printed receipts provided to cardholders. The plaintiff purports to represent a class of all persons provided with electronically printed receipts for transactions occurring at our travel centers in Indiana after December 4, 2006 which receipts allegedly violate the Federal Fair and Accurate Transactions Act. The complaint seeks damages of one hundred dollars to one thousand dollars per violation, attorneys’ fees, litigation expenses and costs. This case is at an early stage and we cannot estimate our ultimate liability, if any, related to this lawsuit, nor the costs of its defense, at this time.

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

Note 15.  Income Taxes.

The provision (benefit) for income taxes was as follows:

	Company		Predecessor
	Three Months	Eight Months	One Month	Three Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September, 2007	September, 2007	January, 2007	September, 2006	September, 2006
Current tax provision (benefit):
Federal	$7,470	$—	$(6,750)	$6,660	$6,600
State	1,480	—	107	623	1,254
Foreign	—	—	—	—	—
	8,950	—	(6,643)	7,223	7,854

Deferred tax provision (benefit):
Federal	(12,115)	(14,977)	(31,380)	1,045	7,167
State	(1,580)	(1,707)	(2,432)	559	528
Foreign	—	—	(15)	(90)	(90)
	(13,695)	(16,684)	(33,827)	1,514	7,605

Tax provision (benefit)	(4,745)	(16,684)	(40,470)	8,737	15,459
Valuation allowance	13,773	13,773	—	—	—
Net tax provision (benefit)	$9,028	$(2,911)	$(40,470)	$8,737	$15,459

Because of our short history and recent operating losses, we have recorded a valuation allowance to account for our anticipated net operating loss, which will be carried forward and available to offset future taxable income. We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which these tax losses may be realized.

Our effective tax rate for the three months and eight months ended September 30, 2007 was a provision of 71.7% and a benefit of 6.6%, respectively, which differed from statutory rates primarily because we established a valuation allowance and partially due to state income taxes net of the federal tax effect. Our predecessor’s effective tax rates for the one month ended January 31, 2007 and the nine months ended September 30, 2006 were a benefit of 64.7% and a provision of 38.1%, respectively. Our predecessor’s rate for the one month ended January 31, 2007 differed from the statutory rate primarily due to deductibility for tax purposes of expenses related to stock options that were not expensed for financial reporting purposes, partially offset by certain merger related expenses recognized in the financial statements which were not deductible for income tax purposes. Our predecessor’s rate for the nine months ended September 30, 2006, differed from the statutory rate primarily due to state income taxes, net of the federal tax effect. The differences in the effective tax rates among these periods primarily resulted from the effects of the HPT Transaction on our predecessor’s results for the one month ended January 31, 2007. These tax attributes, such as net operating losses and tax credits, were transferred to Hospitality Trust in connection with the HPT Transaction.

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

Note 16.  Supplemental Cash Flow Information.

	Company	Predecessor
	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30, 2007	January 31, 2007	September 30, 2006
Supplemental disclosure of cash flow information:
Interest paid (net of capitalized interest)	$362	$4,373	$32,179
Income taxes paid (net of refunds)	$6,541	$71	$740

Noncash investing and financing activities:
Issuance of common shares	$260	$—	$—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed in October 2006 as a Delaware limited liability company and 100% owned subsidiary of Hospitality Trust to succeed to the operating business of our predecessor. Until January 31, 2007, we had no activities. When Hospitality Trust acquired our predecessor on January 31, 2007, it caused us to acquire the operating business of our predecessor, it recapitalized us and then distributed our shares to Hospitality Trust shareholders.

Because of the restructuring and spin off, which we refer to collectively as the HPT Transaction, the historical financial information of our predecessor is not comparable to our present business or indicative of our future financial position, results of operations or cash flows. You should read the following discussion in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our 2006 Annual Report on Form 10-K for the year ended December 31, 2006. This discussion contains forward looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements for many reasons, including the risks described in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006.

Our revenues and income are potentially subject to material changes as a result of the market prices of diesel fuel and gasoline, as well as the availability of these products. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced shocks as a result of, among other things, severe weather, political crises, wars and other military actions and variations in demand. Over the past few years there has been a significant increase in the cost of diesel fuel and gasoline as crude oil demand increased due to economic growth in certain regions of the world such as India and China and as events such as Hurricane Katrina affected the supply of petroleum products. Recently, the cost of crude oil has continued to increase, recently exceeding $95 per barrel. These significant increases can usually be passed on to our customers, but volatility in the crude oil and refined products markets has sometimes resulted in short term negative or positive effects on our operating results. We expect that the petroleum products markets may continue to be volatile and that prices for petroleum products will remain at historically high levels for the foreseeable future. While we at times may experience product availability shortages in certain areas, we do not expect these occasional supply disruptions will have a material effect on our results of operations.

Quarterly Business Update

For the three months ended September 30, 2007, our results showed significant differences as compared to the results of our predecessor for the comparable period of 2006, most of which were due to our acquisition of Petro on May 30, 2007. The acquisition of Petro accounted for a 35.6% increase in our fuel revenue, a 34.0% increase in fuel gross margin, a 37.9% increase in nonfuel revenue, a 35.6% increase in non fuel gross margin, a 35.2% increase in total gross margin and a 40.3% increase in site level operating expenses.

Operating results in our industry for the three months ended September 30, 2007, were adversely affected by slowing economic growth in the United States generally and, in particular, within the trucking industry. We believe that the relative weakness of the U.S. economy, the slowing in the housing market and durable goods orders, and the historically high cost of crude oil, among other factors, have led to reduced demand by shippers for trucks to carry freight. As a result, total miles driven by trucks were down for the third quarter as compared to the prior year quarter. The decline in miles driven by our trucking customers resulted in greater competition within our industry for the fueling customer. Market forces drove diesel and gasoline prices steadily upward throughout the 2007 third quarter; this tends also to reduce demand and to compress our operating financial margins over time. Many U.S. trucking fleets are reporting some reduced ability to pass through the increased cost of fuel to their customers, which has focused the attention of our fleet customers on the cost of fuel and further compressed fuel margins. These negative pressures in the market had an adverse effect on our results for the third quarter and may continue to affect us.

Changes in the Number of Our Travel Centers

The changes in the number of our travel centers and in their method of operation (company operated, franchisee leased and operated or franchisee owned and operated) are factors which affect our results of operations. The following table summarizes these changes in our business from December 31, 2005 through September 30, 2007.

		Franchisee	Franchisee
		Leased	Owned
	Company	and	and
	Operated	Operated	Operated	Total
Number of travel centers at December 31, 2005	139	10	11	160

January - September 2006 Activity:
New travel centers	—	—	2	2
Number of travel centers at September 30, 2006	139	10	13	162

October - December 2006 Activity:
New travel centers	1	—	—	1
Number of travel centers at December 31, 2006	140	10	13	163

January - September 2007 Activity:
Acquisition of franchisee travel center	1	—	(1)	—
Petro acquisition	45	—	24	69
New travel centers	2	—	1	3
Closed travel center	(1)	—	—	(1)
Number of travel centers at September 30, 2007	187	10	37	234

Historical Results of Operations

Relevance of Fuel Revenues and Fuel Volumes

Due to market pricing of commodity fuel products and our pricing arrangements with fuel customers, we do not consider fuel revenue to be a particularly reliable measure for analyzing our results of operations or our predecessor’s results of operations from period to period. As a result solely of changes in petroleum products market prices, our fuel revenue may increase or decrease significantly versus our or our predecessor’s historical results of operations, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in gross profit per gallon. We consider fuel volumes to be a better measure of comparative performance than fuel revenues.

Three months ended September 30, 2007 compared to September 30, 2006

The amounts in the following table for the three months ended September 30, 2007 include the results of Petro.

	Company	Predecessor
	Three months	Three months
	ended	ended
(dollars in thousands)	September 2007	September 2006	Change
Revenues:
Fuel	$1,447,583	$1,064,569	$383,014
Non fuel	332,402	234,921	97,481
Rent and royalties	4,145	2,593	1,552
Total revenues	1,784,130	1,302,083	482,047

Cost of goods sold (excluding depreciation):
Fuel	1,392,628	1,017,967	374,661
Non fuel	143,088	98,899	44,189
Total cost of goods sold (excluding depreciation)	1,535,716	1,116,866	418,850

Operating expenses:
Site level operating	163,342	110,517	52,825
Selling, general & administrative	32,809	13,711	19,098
Real estate lease rent	59,615	2,785	56,830
Depreciation and amortization	5,711	18,616	(12,905)
Merger related	—	4,773	(4,773)
Total operating expenses, net	261,477	150,402	111,075

Income (loss) from operations	$(13,063)	$34,815	$(47,878)

Equity in income of joint venture	547	—	547
Interest income	5,519	660	4,859
Interest expense	(5,588)	(12,704)	7,116
Income (loss) before income taxes	(12,585)	22,771	(35,356)
Provision (benefit) for income taxes	9,028	8,737	291
Net income (loss)	$(21,613)	$14,034	$(35,647)

Same Site Comparisons. A travel center is included in the following same site comparisons only if it was continuously operated by us or our predecessor from July 1, 2006 through September 30, 2007 or, in the case of rent revenues and royalty revenues, by a franchisee of ours or our predecessor for the entire period. Travel centers are not excluded from the same site comparisons as a result of expansions in their size or in the services offered. The following table excludes Petro travel centers because they were not operated by us or our predecessor prior to May 30, 2007.

	Three months ended September 30,
	Company	Predecessor
	2007	2006	Change
	(gallons and dollars in thousands)

Number of company operated travel centers	137	137
Number of franchisee operated travel centers	21	21

Diesel sales volume (gallons) (1)	360,819	371,286	-2.8%
Gasoline sales volume (gallons) (1)	50,542	53,466	-5.5%
Total nonfuel revenues (1)	$235,850	$232,326	+1.5%
Rent revenues (2)	1,185	1,156	+2.5%
Royalty revenues (2)	1,391	1,413	-1.6%
Operating expenses (1)	114,144	109,104	+4.6%

(1)          Includes fuel volume, revenues and expenses of company operated travel centers only.

(2)          Includes only revenues earned from franchisee operated travel centers.

Revenues. Revenues for the three months ended September 30, 2007, were $1,784.1 million, which represented an increase from the quarter ended September 30, 2006, of $482.0 million, or 37.0%, that is primarily attributable to the Petro Acquisition.

Fuel revenue for the quarter ended September 30, 2007, increased by $383.0 million, or 36.0%, as compared to the same period in 2006. This increase was principally the result of sites added since 2006, including the Petro sites. The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons Sold	Gallons Sold	Fuel
	Diesel Fuel	Gasoline	Revenues
	(gallons and dollars in thousands)

Results for three months ended September 30, 2006	409,735	53,477	$1,064,569

Increase due to commodity price	—	—	19,339
Decrease due to same site volume	(11,100)	(2,934)	(32,229)
Increase due to Petro sites added	158,801	12,511	379,168
Increase due to net company operated sites added since July 1, 2006	6,227	1,667	18,142
Increase (decrease) due to wholesale fuel business sales volume variations	(614)	12	(1,406)

Net increase from prior year period	153,314	10,256	383,014

Results for three months ended September 30, 2007	563,049	63,733	$1,447,583

We believe the same site diesel fuel sales volume decrease resulted primarily from a decline in trucking activity that is largely attributable to a decline in durable goods orders and new home building during the 2007 periods versus the 2006 periods. Fuel revenues were 81.1% of total revenues for the quarter ended September 30, 2007, as compared to 81.8% for the same period in 2006.

Nonfuel revenues for the three months ended September 30, 2007 were $332.4 million, an increase of $97.5 million, or 41.5%, as compared to the same period in 2006. Of this increase, $89.0 million relates to the company operated sites added in the Petro Acquisition on May 30, 2007 and $4.9 million from the three other net sites added in 2007 and 2006. Same site nonfuel revenues increased by $3.5 million, or 1.5%. We believe the same site nonfuel revenue increase reflected increased customer traffic in our truck repair shops resulting, in part, from the repair shop bays we have added in 2006 and 2007. The increase related to truck repair shops was partially offset by decreased customer traffic in our other non fuel areas that coincides with declines in fuel sales volumes. We believe that the capital improvements we have made to our travel centers and the marketing programs we have initiated have worked to mitigate the negative effects of the reduced customer traffic. Nonfuel revenues were 18.6% of total revenues for the quarter ended September 30, 2007, as compared to 18.0% for the same period in 2006.

Rent and royalty revenues for the three months ended September 30, 2007 were $4.1 million, an increase of $1.6 million, or 59.9%, as compared to the same period in 2006. This was primarily the result of royalty revenues during the quarter from the 24 Petro franchisee sites added on May 30, 2007 of $1.5 million. Royalties from a new franchisee owned and operated travel center for the three months ended September 30, 2007 resulted in an increase of $0.1 million.

 Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended September 30, 2007, was $1,535.7 million, an increase of $418.9 million, or 37.5%, as compared to the same period in 2006, which was primarily attributable to costs of good sold at the Petro locations acquired on May 30, 2007. Fuel cost of goods sold for the quarter ended September 30, 2007 of $1,392.6 million increased by $374.7 million, or 36.8%, of which $363.3 million resulted from fuel sales at the Petro locations for the quarter ended September 30, 2007. The increase in fuel cost of goods sold for the quarter ended September 30, 2007 as compared to the same period in 2006 also resulted from commodity price increases offset by the fuel sales volumes decreases described above.

Nonfuel cost of goods sold for the three months ended September 30, 2007 was $143.1 million, an increase of $44.2 million, or 44.7%, as compared to the same period in 2006, of which $41.1 million resulted from nonfuel sales at the Petro locations for the quarter ended September 30, 2007. The nonfuel cost of goods sold increase was also due to the same site nonfuel revenue increase discussed above.

Site level operating expenses. Site level operating expenses for the three months ended September 30, 2007, were $163.3 million, an increase of $52.8 million, or 47.8%, as compared to the same period in 2006. This increase was the result of $44.6 million in site level operating expenses at the Petro locations for the quarter ended September 30, 2007, $3.4 million from the other company operated locations added in 2007 and 2006 and a $5.0 million same site increase. On a same site basis, site level operating expenses as a percentage of nonfuel revenues for the quarter ended September 30, 2007 were 48.4%, compared to 47.0% for the same period in 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2007 were $32.8 million, an increase of $19.1 million, or 139.3%, as compared to the same period in 2006, of which $7.3 million resulted from the Petro Acquisition. In the quarter ended September 30, 2007, we incurred $6.4 million for separation payments related to employment agreements with various former executive officers and retention bonus payments that were or are required to be made to certain of our employees who remain in our employ through specified dates. Our predecessor incurred $0.3 million of share based compensation expense in the 2006 period related to stock options of our predecessor. Other selling, general and administrative expense increases over the prior year period represent increases in expenses primarily as a result of changes to our structure as a result of the HPT Transaction and the Petro Acquisition.

Real estate rent expense.  Rent expense for the three months ended September 30, 2007 was $59.6 million, an increase of $56.8 million as compared to the same period in 2006. This increase was primarily attributable to our lease agreements with Hospitality Trust that became effective on January 31, 2007 and May 30, 2007. Under the leases with Hospitality Trust, we paid rent of $53.9 million during the three months ended September 30, 2007, of which $2.9 million was recognized as interest expense, and we accrued an additional $4.3 million of rent expense in order to recognize the rent expense related to the TA Lease on a straight line basis over the lease term.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended September 30, 2007 was $5.7 million, a decrease of $12.9 million, or 69.3%, as compared to the same period in 2006. This decrease was attributable to the significant decrease in depreciable assets on our balance sheet after the

HPT Transaction on January 31, 2007, partially offset by assets added by the Petro Acquisition. Our property and equipment balance at September 30, 2007 was $304.8 million, as compared to our predecessor’s property and equipment balance as of December 31, 2006 of $653.7 million, reflecting a 53.4% decrease.

Income (loss) from operations.  Net loss from operations for the three months ended September 30, 2007, was $13.1 million, a decrease of $47.9 million, or 137.5%, as compared to the same period in 2006. This decrease was the result of the changes in revenues and expenses described above.

Interest income and expense.  Interest income for the three months ended September 30, 2007 was $5.5 million, an increase of $4.9 million, or 736.2%, as compared to the same period in 2006, which was primarily attributable to the $2.4 million of interest income on restricted investments combined with interest income from the increase in our cash balance after the HPT Transaction and our third quarter 2007 common share issuance. Interest expense for the three months ended September 30, 2007 was $5.6 million, as compared to $12.7 million for the same period in 2006. This $7.1 million, or 56.0%, decrease primarily resulted from the repayment of our predecessor’s indebtedness on January 31, 2007 as part of the HPT Transaction. The decline related to the debt repayment was somewhat offset by $2.4 million of interest expense on the defeased 9% Notes and by recognizing as interest expense $2.9 million of rent under our TA Lease with Hospitality Trust in connection with the lease payments related to those sites we lease from Hospitality Trust that did not qualify for operating lease treatment under generally accepted accounting principles, or GAAP.

Income tax provision (benefit). Our effective tax rate for the three months ended September 30, 2007 and 2006 was a provision of 71.7% and 38.4%, respectively. The rate for the 2007 period differs from the statutory rate due to an increase in our valuation allowance of $13.8 million recorded in the third quarter of 2007, and to state income taxes net of the federal tax effect. For the 2006 period, the effective tax rate differs from the statutory rate due to state income taxes net of the federal effect.

Nine months ended September 30, 2007 compared to September 30, 2006

We were spun out of Hospitality Trust on January 31, 2007, and had no operations prior to that time. For the purpose of discussing the historical results of operations, the following table adds our results and the results of our predecessor, without pro forma adjustments, for the nine months ended September 30, 2007, and compares these combined results of operations to those of our predecessor for the nine months ended September 30, 2006. The data has been presented to facilitate our discussion below of the trends and changes affecting our operating results. It has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that actually would have resulted had the HPT Transaction occurred on January 1, 2006, and is not indicative of our future results of operations. The amounts in the following table for the nine months ended September 30, 2007 include the results of Petro since May 30, 2007, the date of the Petro Acquisition.

	Company	Predecessor	Combined	Predecessor
	Eight	One	Nine	Nine
	months	month	months	months
	Ended	Ended	Ended	Ended
(dollars in thousands)	September 2007	January 2007	September 2007	September, 2006	Change
Revenues:
Fuel	$3,266,012	$285,053	$3,551,065	$3,010,252	$540,813
Nonfuel	733,171	66,795	799,966	660,673	139,293
Rent and royalties	8,879	834	9,713	7,542	2,171
Total revenues	4,008,062	352,682	4,360,744	3,678,467	682,277

Cost of goods sold (excluding depreciation)
Fuel	3,153,507	270,694	3,424,201	2,899,156	525,045
Nonfuel	309,611	27,478	337,089	275,071	62,018
Total cost of goods sold (excluding depreciation)	3,463,118	298,172	3,761,290	3,174,227	587,063

Operating expenses:
Site level operating expenses	361,319	36,093	397,412	316,999	80,413
Selling, general & administrative expense	70,139	8,892	79,031	48,531	30,500
Real estate lease rent	136,719	931	137,650	8,063	129,587
Depreciation and amortization expense	18,879	5,786	24,665	51,545	(26,880)
Merger related expenses		44,972	44,972	4,773	40,199
Total operating expenses	587,056	96,674	683,730	429,911	253,820

Income (loss) from operations	(42,112)	(42,164)	(84,276)	74,329	(158,606)

Other Income	—	—	—	1,250	(1,250)
Debt extinguishment expenses	—	(16,140)	(16,140)	—	(16,140)
Equity in income of joint venture	737	—	737	—	737
Interest income	8,097	1,131	9,228	1,306	7,922
Interest expense	(10,655)	(5,345)	(16,000)	(36,322)	20,322
Income (loss) before income taxes	(43,933)	(62,518)	(106,451)	40,563	(147,015)
Provision (benefit) for income taxes	(2,911)	(40,470)	(43,381)	15,459	(58,840)
Net income (loss)	$(41,022)	$(22,048)	$(63,070)	$25,104	$(88,175)

Same Site  Comparisons. A travel center is included in the following same site comparisons only if it was continuously operated by us or our predecessor from January 1, 2006 through September 30, 2007 or, in the case of rent revenues and royalty revenues, by a franchisee of ours or our predecessor for the entirety of the same period. Travel centers are not excluded from the same site comparisons as a result of expansions in their size or in the services offered. The following table excludes Petro travel centers because they were not operated by us or our predecessor for the entire period.

	Nine months ended September 30,
	Combined	Predecessor
	2007	2006	Change
	(gallons and dollars in thousands)

Number of company operated travel centers	137	137
Number of franchisee operated travel centers	21	21

Diesel sales volume (gallons) (1)	1,100,534	1,113,921	-1.2%
Gasoline sales volume (gallons) (1)	148,435	153,916	-3.6%
Total nonfuel revenues (1)	$663,451	$652,554	+1.7%
Rent revenues (2)	3,526	3,395	+3.9%
Royalty revenues (2)	3,697	3,683	+0.4%
Operating expenses (1) (3)	328,367	316,931	+3.6%

(1)          Includes fuel volume, revenues and expenses of company operated travel centers only.

(2)          Includes only revenues earned from franchisee operated travel centers.

(3)          Excluded from the 2006 operating expense is a $4.4 million reduction related to the settlement of two claims made in connection with certain transactions our predecessor completed in November 2000.

Revenues. Revenues for the nine months ended September 30, 2007, were $4,360.7 million, which represented an increase from the nine months ended September 30, 2006, of $682.3 million, or 18.5%, that is primarily attributable to the Petro Acquisition.

Fuel revenue for the nine months ended September 30, 2007, increased by $540.8 million, or 18.0%, as compared to the same period in 2006. This increase was principally the result of sites added since 2006, primarily the Petro sites. The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons Sold		Fuel
	Diesel Fuel	Gasoline	Revenues
	(gallons and dollars in thousands)

Results for nine months ended September 30, 2006	1,234,774	154,709	$3,010,252

Increase due to commodity price	—	—	23,399
Decrease due to same site volume	(14,282)	(5,480)	(42,814)
Increase due to Petro sites	214,632	16,697	542,237
Increase due to net company operated sites added since January 1, 2006	7,348	1,806	19,831
Decrease due to wholesale fuel business sales volume variations	(835)	(15)	(1,840)
Net increase from prior year period	206,863	13,008	540,813

Results for nine months ended September 30, 2007	1,441,637	167,717	$3,551,065

We believe the same site diesel fuel sales volume decrease resulted primarily from a decline in trucking activity that is largely attributable to a decline in durable goods orders and new home building during the 2007 periods versus the 2006 periods. Fuel revenues were 81.4% of total revenues for the nine months ended September 30, 2007, as compared to 81.9% for the same period in 2006.

Nonfuel revenues for the nine months ended September 30, 2007, were $800.0 million, an increase of $139.3 million, or 21.1%, as compared to the same period in 2006. Of this increase, $120.2 million relates to the company operated sites added in the Petro Acquisition on May 30, 2007 and $9.1 million related to the three other net sites added in 2006 and 2007. Same site nonfuel revenues increased by $10.9 million, or 1.7%, at company operated sites open in both 2007 and 2006 despite the decrease in same site diesel fuel volumes noted above. We believe the same site nonfuel revenue increase reflected increased customer traffic in our truck repair shops resulting, in part, from the repair shop bays we have added in 2006 and 2007. The increase related to truck repair shops was partially offset by decreased customer traffic in our other non fuel areas that coincides with declines in fuel sales volumes. We believe that the capital improvements we have made to our travel centers and the marketing programs we have initiated have worked to mitigate the declines resulting from reduced customer traffic. Nonfuel revenues were 18.3% of total revenues for the nine months ended September 30, 2007, as compared to 18.0% for the same period in 2006.

Rent and royalty revenues for the nine months ended September 30, 2007, were $9.7 million, an increase of $2.2 million or 28.8%, as compared to the same period in 2006. This was primarily the result of royalty revenues for the Petro franchisee sites for the period subsequent to the Petro Acquisition of $2.0 million, combined with a same site rent increase of $0.1 million, or 3.9%.

Cost of goods sold (excluding depreciation). Cost of goods sold for the nine months ended September 30, 2007 was $3,761.3 million, an increase of $587.1 million, or 18.5%, as compared to the same period in 2006, which was primarily attributable to sales at the Petro locations acquired on May 30, 2007. Fuel cost of goods sold for the nine months ended September 30, 2007 of $3,424.2 million increased by $525.0 million, or 18.1%, including a $521.2 million increase from fuel sales at the Petro locations for the period subsequent to the Petro Acquisition on May 30, 2007. The increase in fuel cost of goods sold for the quarter ended September 30, 2007 as compared to the same period in 2006 also resulted from commodity price increases partially offset by the fuel sales volumes decreases described above.

Nonfuel cost of goods sold for the nine months ended September 30, 2007 was $337.1 million, an increase of $62.0 million, or 22.5%, as compared to the same period in 2006, of which $55.4 million resulted from nonfuel sales at the Petro locations for the period subsequent to the Petro Acquisition. The nonfuel cost of goods sold increase was also due to the same site nonfuel revenue increase discussed above.

Site level operating expenses. Site level operating expenses for the nine months ended September 30, 2007, were $397.4 million, an increase of $80.4 million, or 25.4%, as compared to the same period in 2006, which was primarily attributable to the $59.0 million in site level operating expenses at the Petro locations for the period subsequent to the Petro Acquisition on May 30, 2007, $6.0 million from company operated locations added in 2007 and 2006 and an $11.4 million same site increase. Additionally, in June 2006 our predecessor recognized a reduction of site level operating expenses of $4.4 million related to the settlement of two claims made in connection with certain transactions our predecessor completed in November 2000. On a same site basis, site level operating expenses as a percentage of nonfuel revenues for the nine months ended September 30, 2007 were 49.6%, compared to 48.6% for the same period in 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2007, were $79.0 million, an increase of $30.5 million, or 62.8%, as compared to the same period in 2006, of which $10.1 million resulted from the Petro Acquisition. In the nine months ended September 30, 2007, we expensed $14.8 million for separation payments to former executive officers and retention bonus payments that were or are required to be made to certain of our employees who remain in our employ through specified dates. Our predecessor incurred $11.9 million of share based compensation expense in the prior year period and $4.2 million in the one month ended January 31, 2007, for a net decrease in expense related to stock options of our predecessor of $7.4 million. Other selling, general and administrative expense increases over the prior year period represent increases in expenses as a result of changes to our management structure that we implemented after the HPT Transaction and the Petro Acquisition.

Real estate rent expense.  Rent expense for the nine months ended September 30, 2007 was $137.7 million, an increase of $129.6 million as compared to the same period in 2006. This increase was primarily attributable to the lease agreements with Hospitality Trust that became effective on January 31, 2007 and May 30, 2007. Under the leases we paid rent of $123.4 million during the eight months ended September 30, 2007, of which $7.7 million was recognized as interest expense, and we accrued an additional $11.5 million of rent expense in order to recognize the rent expense related to the TA Lease on a straight line basis over the lease term.

Depreciation and amortization expense.  Depreciation and amortization expense for the nine months ended September 30, 2007 was $24.7 million, a decrease of $26.9 million, or 52.1%, as compared to the same period in 2006. This decrease was attributable to the significant decrease in depreciable assets on our balance sheet after the HPT Transaction on January 31, 2007, partially offset by assets we acquired in the Petro Acquisition. Our property and equipment balance at September 30, 2007 was $304.8 million, as compared to our predecessor’s property and equipment balance as of December 31, 2006 of $653.7 million, reflecting a 53.4% decrease. The decline in depreciation expense was somewhat offset by a $1.6 million increase in amortization of intangible assets resulting from the accounting for the HPT Transaction and the Petro Acquisition.

Merger related expenses.  During January 2007, our predecessor recognized a charge of $45.0 million related to expenses incurred in marketing itself for sale and consummating the HPT Transaction. These costs primarily consisted of investment banking fees, other transaction advisory fees and management bonus payments.

Income (loss) from operations.  Net loss from operations for the nine months ended September 30, 2007, was $84.3 million, a decrease of $158.6 million, or 213.4%, as compared to the same period in 2006. This decrease was the result of the changes in revenues and expenses described above.

Interest income and expense.  Interest income for the nine months ended September 30, 2007 was $9.2 million, an increase of $7.9 million as compared to the same period in 2006. This was primarily attributable to $3.2 million of interest income on restricted investments combined with interest income resulting from the increase in our cash balance after the HPT Transaction and our third quarter 2007 common share issuance. Interest expense for the nine months ended September 30, 2007 was $16.0 million, as compared to $36.3 million for the same period in 2006. This $20.3 million, or 55.9%, decrease primarily resulted from the repayment of our predecessor’s indebtedness on January 31, 2007 as part of the HPT Transaction. The decline related to these factors was somewhat offset by recognizing as interest expense $7.7 million of rent under the TA Lease in connection with the lease payments related to those sites we lease from Hospitality Trust that did not qualify for operating lease treatment under GAAP and $3.2 million of interest expense on the defeased Petro 9% Notes.

Debt extinguishment expense. In connection with the repayment of its indebtedness as a result of the HPT Transaction, our predecessor charged to expense the remaining unamortized balance of its previously incurred debt issuance costs of $15.2 million and the remaining unamortized debt discount of $0.9 million related to a note payable.

Income tax provision (benefit). Our effective tax rate for the eight months ended September 30, 2007 was a benefit of 6.6% which differed from the statutory rate primarily due to an increase in our valuation allowance of $13.8 million recorded in the third quarter of 2007, and also due to state income taxes net of the federal tax effect. Our predecessor’s effective tax rates for the one month ended January 31, 2007 and the nine months ended September 30, 2006 were a benefit of 64.7% and a provision of 38.1%, respectively. Our predecessor’s rate for the one month ended January 31, 2007 differed from the statutory rate primarily due to the deductibility for tax purposes of expenses related to stock options that were not expensed for financial reporting purposes which was partially offset by certain merger related expenses recognized in the financial statements which were not deductible for income tax purposes. Our predecessor’s tax rate for the nine months ended September 30, 2006, differed from the statutory rate primarily due to state income taxes, net of the federal tax effect. The differences in the effective tax rates among these periods primarily resulted from the effects of the HPT Transaction on our predecessor’s results for the one month ended January 31, 2007 as well as the effects of the HPT Transaction on our results and our other tax attributes.

Seasonality

Our revenues during a year are often lowest in the first quarter when movement of freight by professional truck drivers and motorist travel are historically at their lowest seasonal levels. Our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because although the fourth quarter is often positively impacted by increased movement of freight in preparation for various national holidays, that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers. While our revenues are modestly seasonal, the quarterly variations in our operating income has historically been somewhat more pronounced as a result of a relatively fixed amount of managerial, occupancy and administrative costs that represent a relatively smaller percentage of revenues during the second and third quarters as compared to the first and fourth quarters. The impact of seasonality can be somewhat masked however, by other market forces, such as changes in the economy generally and in trucking industry conditions.

Staff Reorganization

In August 2007, we announced plans for a staff reorganization. There are two primary parts to our staff reorganization plan.

•                  We realigned functions within our field management and corporate office marketing and operations departments. Through September 30, 2007, we terminated 95 operations management employees. During the third quarter, we incurred charges of $0.7 million of separation payments and relocation costs in connection with these terminations and this reorganization. This part of our reorganization was substantially completed during September 2007.

•                  We consolidated functions within our corporate office, primarily to eliminate duplications resulting from our acquisition of Petro. Through September 30, 2007, 32 corporate office employees were terminated. We expect that the process of consolidating these functions will continue during the remainder of 2007 and into 2008 as we integrate systems and back office functions and that a total of 60 positions will be eliminated. We expect this part of our reorganization to be complete by mid-2008.

•                  We expect annual savings associated with our staff reorganization of approximately $8 million.

Critical Accounting Policies

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our operating expenses including rent and to fund our capital expenditures and other working capital requirements. Our sources of liquidity to meet these requirements are our operating cash flow, our cash balance and our ability to draw capital improvement funding under the terms of our leases with Hospitality Trust.

The primary risks we face with respect to our operating cash flow include decreased demand for our products and services, including that which may be caused by the volatility of prices of petroleum based products. A reduction of our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods. Also, a significant increase in the prices we must pay to obtain fuel may increase our cash working capital requirements.

On May 30, 2007, we acquired Petro for approximately $64.7 million. In addition, we assumed 9% Notes due 2012 with a face amount of $250.0 million and a fair value of $270.4 million which had been defeased and will be redeemed in February 2008. We had restricted investments totaling $266.7 million at September 30, 2007 that will be used to repay the full face amount of this debt, the redemption premium and accrued, but unpaid, interest. The Petro Acquisition was funded from cash on hand.

Hospitality Trust has agreed to provide up to $25 million of funding annually for the first five years of the TA Lease for certain improvements to the leased travel centers. There will not be any adjustment in our minimum rent as Hospitality Trust funds these amounts. All improvements funded by Hospitality Trust will be owned by Hospitality Trust. We are required to maintain, at our expense, the leased travel centers in good order and repair, including structural and non-structural components, but we may request that Hospitality Trust fund amounts in excess of the $25 million annually referred to above in return for minimum rent increases equal to a minimum of 8.5% per annum of the amount Hospitality Trust funds. As of September 30, 2007, Hospitality Trust had reimbursed us for $14.1 million of covered improvements and, in addition, we sold $1.4 million of improvements to Hospitality Trust for an increase in annual rent of $0.1 million. During the eight months ended September 30, 2007, we incurred capital expenditures of $75.9 million which have not been reimbursed by, or sold to, Hospitality Trust. This included amounts incurred to complete the construction of new travel centers in Livingston, CA and Laredo, TX that opened in March 2007 and July 2007, respectively. We also incurred $25.1 million, net of cash acquired of $43.0 million, for acquisitions of businesses, including the Petro Acquisition. These acquisitions were funded from cash on hand.

Earlier in 2007 we implemented a program we call “Operation Refresh”, a plan to invest $125 million to $150 million to upgrade the quality of our TA locations and make them more attractive to customers. Through September 30, 2007, we invested $11.5 million in Operation Refresh capital projects. We expect to spend approximately $40 million in 2007 and $70 million in 2008 on this program. We expect that a substantial portion of this program will be funded by Hospitality Trust, as we draw the $125 million (limited to $25 million annually) of committed funding for capital improvements at properties leased from Hospitality Trust.

During the three months ended September 30, 2007, we invested $36.6 million in capital projects, including $14.0 million which we consider to be sustaining capital expenditures, $8.7 million for Operation Refresh and $13.9 million which we consider to be growth related capital expenditures.

	Three months	Eight months
	Ended	Ended
	September 30, 2007	September 30, 2007

Sustaining	$13,998	$26,175
Operation Refresh	8,730	11,532
Existing network improvements	4,291	10,888
Network expansion/development	9,137	26,592
Acquisition/conversion of operating sites	407	3,800
Total capital expenditures	$36,563	$78,987

Through September 30, 2007, we have received $15.5 million of funding for capital improvements from Hospitality Trust. Of the total amount received from Hospitality Trust, $14.1 million represented reimbursements from Hospitality Trust that did not result in increased rent.

As of September 30, 2007, our commitments and plans for acquisitions, development and redevelopment are substantial, totaling $340 million. Our acquisition commitments, including planned improvements to currently operating travel centers to be acquired, total $37 million; our Operation Refresh commitments total $130 million; our unfunded development costs on eight land parcels we now own or have under contract or letter of intent to purchase total $108 million, including the cost of the parcels not yet owned; our plan to invest in our joint venture to fund the development of a new travel center in Southern California totals $10 million; and our expected cost of redevelopment of eight older properties totals $55 million.

On July 3, 2007, we issued 4,868,600 common shares in a public offering, for net proceeds of $188 million after underwriters discount and commissions and expenses payable by us, and on August 1, 2007, the underwriters partially exercised their over allotment option for an additional 466,490 common shares paying net proceeds to us of $18 million after underwriters discount and commissions. The net proceeds will be used for general business purposes including funding expansion activities. We expect that these net proceeds will remain invested in short term, interest bearing securities pending these uses.

We anticipate that we will be able to fund our working capital needs and capital expenditures in the next twelve months with funds generated by our operations, our cash balances and from our ability to draw improvement funding under the terms of our leases with Hospitality Trust. Over the longer term, we may seek additional forms of financing, including accessing public capital markets for debt or equity, and the sale and lease back of travel centers that we own, develop or acquire and entering a credit facility which we are currently negotiating with a large commercial bank. We expect this facility will provide a credit line of approximately $100 million and be secured by our accounts receivable and inventory.

Summary of Contractual Obligations and Commitments

The following table summarizes our obligations to make future payments under various agreements as of September 30, 2007:

	Payments due by period
	Total	October 1 through December 31, 2007	2008-2009	2010-2011	Thereafter
	(In Millions)

Term debt (1)	$261.3	$—	$261.3	$—	$—
Leases with Hospitality Trust	3,630.4	54.0	442.8	459.8	2,673.8
Other operating leases	152.2	4.9	34.9	30.0	82.4
Employee retention and separation payments	8.8	3.0	5.8	—	—
Acquisitions of properties	23.0	22.1	0.9	—	—
Other long term liabilities	22.5	2.0	7.3	2.9	10.3
Total contractual obligations	$4,098.2	86.0	$753.0	$492.7	$2,766.5

(1)          All of our predecessor’s debt was repaid in connection with the HPT Transaction. The debt assumed in the Petro Acquisition was defeased and will be fully repaid in February 2008. The amount shown includes the principal of this debt and the prepayment premium. Marketable securities are escrowed to fund the repayment of this debt as well as the prepayment premium and interest that is payable through the expected repayment date.

At September 30, 2007, our primary outstanding trade commitments were letters of credit. We had outstanding $34.2 million of letters of credit. Until we have established a credit facility, we have secured these letters of credit with cash deposits of $37.0 million. As of September 30, 2007, we also had commitments to purchase land or operating travel centers for an aggregate of $23.0 million.

As of September 30, 2007, we had three operating properties under contract for purchase for an aggregate of $21 million. We completed our acquisition of one of these properties in November 2007, and we expect the remaining acquisitions to close during the fourth quarter of 2007. We expect the total acquisition cost plus the cost of our planned improvements at these three sites will be $37 million. Although we are currently negotiating or reviewing several additional operating property acquisition opportunities, none of these opportunities are the subject of final contracts as of today.

Off-Balance Sheet Arrangements

As part of the Petro Acquisition, we acquired a 40% interest in a joint venture that owns one travel center that we operate. This travel center is encumbered by mortgage debt of approximately $10.7 million as of September 30, 2007. We account for the investment in the joint venture on the equity method and, therefore, we have not recorded a liability for this mortgage debt. Petro was not and we are not directly liable for this debt, but the carrying value of our investment in this joint venture could be adversely affected if the joint venture defaulted on this debt and the joint venture’s property was sold in foreclosure. We have no other off balance sheet arrangements at September 30, 2007. We expect to invest approximately $10 million in this joint venture in connection with the plans to develop a new travel center in Southern California.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2007, we had no obligations for funded debt (other than the covenant defeased notes that we assumed in the Petro Acquisition) and were not directly affected by changes in market interest rates. However, we expect to obtain a revolving credit facility generally secured by our accounts receivable and inventory. We expect that such a line of credit may bear interest for funded amounts at floating rates. We may from time to time consider our exposure to interest rate risks if we have or expect to have material amounts of floating rate obligations, and we may decide to purchase interest rate caps or other hedging instruments.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning concerning forward looking statements

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS ‘‘BELIEVE’’, ‘‘EXPECT’’, ‘‘ANTICIPATE’’, ‘‘INTEND’’, ‘‘PLAN’’, ‘‘ESTIMATE’’ OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT ON FORM 10-Q  THAT MAY NOT OCCUR INCLUDE:

•                  WE MAY BE UNABLE TO SUCCESSFULLY EXECUTE OUR BUSINESS PLAN TO ACQUIRE NEW SITES AND ENGAGE IN OTHER EXPANSION ACTIVITIES;

•                  WE MAY BE UNABLE TO SECURE A WORKING LINE OF CREDIT FOR $100 MILLION OR FOR ANY AMOUNT;

•                  WE MAY BE UNABLE TO MANAGE OUR STAFF REORGANIZATION EFFECTIVELY AND ACHIEVE OUR CONTEMPLATED SAVINGS;

•                  WE MAY BE UNABLE TO DEVELOP OR OPERATE SITES WE PURCHASE AS PROFITABLE TRAVEL CENTERS AT ANY PARTICULAR TIME OR AT ALL;

•                  THE CAPITAL REQUIRED TO FUND OUR “OPERATION REFRESH” AND THE ACQUISITION AND IMPROVEMENT OF THE SITES WE EXPECT TO PURCHASE, DEVELOP OR REDEVELOP MAY EXCEED OUR EXPECTATIONS. IN ADDITION, THESE ACTIVITIES ARE SUBJECT TO VARIOUS CONDITIONS TO CLOSING, ZONING, PERMITTING AND/OR THIRD PARTY APPROVALS; THESE CONDITIONS OR APPROVALS MAY NOT BE SATISFIED OR OBTAINED AND THESE ACTIVITIES MAY NOT OCCUR ON THE TERMS OR TIMING WE NOW EXPECT OR MAY NOT OCCUR AT ALL;

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

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Part II. Other Information

Item 1. Legal Proceedings

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and our prospectus dated June 28, 2007. For more information about our pending legal proceedings, please see the description of pending litigation in footnote 14 to our unaudited consolidated financial statements for the period ended September 30, 2007 included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and our prospectus dated June 28, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2007, we granted 1,500 common shares, valued at $33.32 per share, the closing price of our common shares on the American Stock Exchange on that day, to each of our five directors as part of their annual compensation. On September 18, 2007, we granted 1,500 common shares, valued at $33.90 per share, the closing price of our common shares on the American Stock Exchange on that day, to our Director of Internal Audit as part of his annual compensation. We made these grants pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit 31.1            Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2            Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1            Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	JOHN R. HOADLEY
November 13, 2007		Name:	John R. Hoadley
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer
Authorized Officer and
Principal Financial Officer