Form 10-K
period 2007-12-31
TRAVELCENTERS OF AMERICA LLC
filed 2008-03-31
CIK 1378453

Use these links to rapidly review the document
Table of Contents
Item 15. Exhibits and Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33274

TRAVELCENTERS OF AMERICA LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5701514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
24601 Center Ridge Road, Suite 200, Westlake, OH 44145-5639 (Address of Principal Executive Offices)
(440) 808-9100 (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares	American Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting shares of the registrant held by non-affiliates was $572.8 million based on the closing price per common share of $40.45 on the American Stock Exchange on June 29, 2007. For purposes of this calculation, an aggregate of 327,589 shares of common stock are held by the directors and officers of the registrant and have been included in the number of shares of common stock held by affiliates.

         Number of the registrant's common shares outstanding as of March 14, 2008: 14,489,265.

         References in this Annual Report on Form 10-K, to "TA", "TravelCenters", the "Company", "we", "us" and "our" include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

         DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS ANNUAL REPORT ON FORM 10-K THAT MAY NOT OCCUR INCLUDE:

  •
  WE MAY BE UNABLE TO OPERATE SITES WE HAVE RECENTLY PURCHASED OR DEVELOPED AS PROFITABLE TRAVEL CENTERS;

  •
  THE CAPITAL REQUIRED TO FUND OUR MAINTENANCE AND IMPROVEMENT PLANS MAY EXCEED OUR EXPECTATIONS AND MAY NOT INCREASE OUR SALES OR MARGINS;

  •
  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE;

  •
  WE MAY BE UNABLE TO SETTLE OR PREVAIL IN THE PENDING LITIGATION MATTERS AND ANY SETTLEMENT OR ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS;

  •
  CERTAIN STATEMENTS MAY IMPLY THAT OUR STAFF REDUCTIONS AND EXPENSE CONTROLS MAY CAUSE IMPROVED FINANCIAL RESULTS. IN FACT, FUTURE MARKET CONDITIONS IN THE TRUCKING INDUSTRY OR OTHERWISE MAY BE WORSE THAN WE NOW EXPECT AND OUR FINANCIAL RESULTS MAY NOT IMPROVE OR WE MAY EXPERIENCE MATERIAL AND CONTINUING LOSSES; AND

  •
  WE HAVE UNDERTAKEN A REVIEW OF OUR EXPANSION AND DEVELOPMENT PLANS WHICH IS EXPECTED TO RESULT IN THE ELIMINATION OR DEFERRAL OF SOME OF THOSE PLANS; BUT, IN FACT, SOME OF THESE PLANS MAY NOT BE ELIMINATED OR DEFERRED.

        CURRENTLY EXPECTED RESULTS COULD CHANGE BECAUSE OF VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. FOR EXAMPLE:

  •
  A CONTINUING SLOWING OR RECESSION IN THE U.S. ECONOMY GENERALLY MAY CAUSE OUR BUSINESS TO DECLINE MORE THAN WE CURRENTLY EXPECT;

  •
  A CONTINUING LESSENING IN THE VALUE OF THE U.S. DOLLAR COMPARED TO OTHER CURRENCIES MAY REDUCE THE IMPORTS OF GOODS INTO THE U.S. WHICH ARE TRANSPORTED BY TRUCK MORE THAN WE CURRENTLY EXPECT; AND

  •
  CONTINUING INCREASES IN FUEL PRICES MAY CAUSE SHIPPERS TO DIRECT FREIGHT TO TRANSPORT OTHER THAN TRUCKS; AND FUEL PRICE CHANGES MAY CAUSE OUR GROSS PROFIT MARGINS FOR OUR FUEL AND NONFUEL SALES TO DECLINE.

        RESULTS WHICH DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS ALSO MAY BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS AS DESCRIBED MORE FULLY ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K INCLUDING UNDER "ITEM 1A. RISK FACTORS."

        YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

        EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

TRAVELCENTERS OF AMERICA LLC
2007 FORM 10-K ANNUAL REPORT

PART I

Item 1.    Business

General

        We are a limited liability company formed under Delaware law on October 10, 2006, as a wholly owned subsidiary of Hospitality Properties Trust, or Hospitality Trust. Our initial capitalization in a nominal amount was provided by Hospitality Trust on our formation date. From that time through January 31, 2007, we conducted no business activities. On January 31, 2007, Hospitality Trust acquired TravelCenters of America, Inc., our predecessor, restructured this acquired business and distributed all of our then outstanding common shares to the shareholders of Hospitality Trust. In this Annual Report on Form 10-K we sometimes refer to these transactions as the HPT Transaction and refer to Hospitality Trust and the subsidiaries of Hospitality Trust from which we lease certain properties collectively as Hospitality Trust.

Business Overview

        We operate and franchise travel centers primarily along the U.S. interstate highway system. Our customers include long haul trucking fleets and their drivers, independent truck drivers and motorists. As of December 31, 2007, our business included 236 travel centers located in 41 states in the U.S. and the province of Ontario, Canada. Our travel centers include 167 that are operated under the "TravelCenters of America" or "TA" brand names, including 144 that we operate and 23 that franchisees operate, and 69 that are operated under the "Petro" brand name, including 45 that we operate and 24 that franchisees operate.

        Many of our travel centers were originally developed years ago when prime real estate locations along the interstate highway system were more readily available than they are today, a fact which we believe would make it difficult to replicate our business. We believe that our nationwide locations provide an advantage to long haul trucking fleets by enabling them to reduce the number of their suppliers by routing their trucks through our locations from coast to coast.

        We offer a broad range of products and services, including diesel fuel and gasoline, truck repair and maintenance services, full service restaurants, more than 20 different brands of quick serve restaurants, or QSRs, travel and convenience stores and other driver amenities.

        The U.S. travel center and truck stop industry in which we operate consists of travel centers, truck stops, diesel fuel outlets and similar properties. We believe that the travel center and truck stop industry is highly fragmented, with in excess of 6,000 travel centers and truck stops in the U.S.

History

        Our Predecessor.    Our predecessor was formed in December 1992 and in 1993 acquired two travel center businesses that had been operating since the 1970s. At the time of the HPT Transaction, our predecessor's business included 163 travel centers, of which 140 were operated by our predecessor, 10 were operated by franchisees on sites leased from our predecessor and 13 were operated by franchisees on sites they owned.

        The HPT Transaction.    We commenced business on January 31, 2007. In order to govern relations before and after the spin off, we entered into a transaction agreement with Hospitality Trust and Reit

Management & Research LLC, or Reit Management. The material provisions of the HPT Transaction and the related transaction agreement that affected us are summarized as follows:

  •
  Simultaneously with Hospitality Trust's closing of its acquisition of our predecessor, the business of our predecessor was restructured. As a result of the restructuring:

  •
  the real property interests of 146 travel centers which we operate or franchise and certain other assets held by our predecessor were transferred to subsidiaries of Hospitality Trust that we did not own;

  •
  we leased the 146 travel centers owned by Hospitality Trust;

  •
  we continued to own all of our predecessor's working capital assets (primarily consisting of cash, receivables and inventory) and continued to be obligated for our predecessor's liabilities (primarily consisting of trade payables and accrued liabilities); and

  •
  we owned one travel center in Ontario, Canada, and leased two travel centers from, and managed one travel center for, owners other than Hospitality Trust; we became the franchisor of 13 travel centers owned and operated by third parties; we owned certain other assets historically owned and used by our predecessor, including furniture, vehicles and substantially all other moveable equipment used at the travel centers that we operate and buildings that are situated on land owned by Hospitality Trust for nine travel centers that we operate.

  •
  Hospitality Trust contributed cash to us so that the sum of our cash, receivables and inventory, net of trade payables and accrued liabilities, was about $200 million at the time of our spin off.

  •
  On January 31, 2007, Hospitality Trust distributed all of our then outstanding shares to its shareholders.

  •
  We entered into a management and shared services agreement with Reit Management.

  •
  We provided Hospitality Trust a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center with another party.

  •
  We granted Hospitality Trust and other entities to which Reit Management provides management services a right of first refusal to acquire or finance any real estate of the types in which they invest before we do.

  •
  We agreed to not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors under our leases with Hospitality Trust; the sale of a material part of the assets of us or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of us or any such tenant or guarantor.

  •
  We and Hospitality Trust agreed to cooperate in filing tax returns and addressing other tax matters including appropriate allocations of taxable income, expenses and other tax attributes associated with the HPT Transaction.

  •
  We agreed to indemnify Hospitality Trust for liabilities relating to our business and operations for periods before and after the spin off.

  •
  Hospitality Trust agreed to pay all of the costs and expenses of the spin off and the restructuring.

        Activities Since January 31, 2007.    Since we began operations on January 31, 2007, we have completed or begun a number of business initiatives which we believe may improve our future financial performance, including:

  •
  We entered retirement agreements with the president, the chief financial officer and the general counsel of our predecessor who continued in those positions immediately after we began operations. These agreements required us to make termination payments to these individuals through December 31, 2007. We appointed a new president, chief financial officer and general counsel in 2007.

  •
  We began a strategic review of all our predecessor's contractual arrangements to determine if any should be discontinued or expanded. For example, we have given notice to terminate a contract under which a third party markets hedged sales contracts to trucking fleets that in turn purchase fuel at our TA locations in return for low pumping fee payments to us. See Item 3, "Legal Proceedings" for additional discussion of this matter.

  •
  On May 30, 2007, we acquired Petro Stopping Centers, L.P., or Petro. Petro operates or franchises 69 travel centers along the U.S. interstate highways. These 69 centers are similar to the TA locations which we operate, except that they are generally larger and newer. We refer to this transaction as our Petro Acquisition. Simultaneously with our Petro Acquisition, Hospitality Trust acquired the real estate of 40 Petro centers and we leased these 40 locations from Hospitality Trust. In addition to the leasehold for these 40 locations, the Petro assets we acquired included:

  •
  two travel centers owned and operated by Petro;

  •
  two travel centers that Petro leased from parties other than Hospitality Trust;

  •
  a minority interest in a joint venture which owns a travel center that is managed by Petro;

  •
  contract rights as franchisor of 24 Petro travel centers;

  •
  four land parcels which we believe are suitable for development of new travel centers; and

  •
  various items of personal property, contract rights and working capital.

  •
  After the Petro Acquisition, we began the integration of Petro into our business. While we expect to maintain both the TA and Petro brands, we have begun consolidating corporate office and various marketing and operational functions. This integration involves renegotiating supply arrangements with suppliers and revising processes and procedures in order to implement best practices across all of our locations.

Our Growth Strategy

        Deteriorating industry conditions in late 2007 and early 2008 have caused us to recently reevaluate our growth strategy. While we expect to limit our capital investments in the short term, as market conditions improve we may determine to grow our travel centers business. Capital investments we currently intend to pursue or consider include the following:

        Same site improvements.    We plan to improve many of our TA locations to increase the services we offer to attract professional truck drivers and motorists. In 2007 we invested $43.0 million to complete routine maintenance capital projects that had been deferred by our predecessor. We believe that by making these improvements these travel centers will be more attractive to both professional truck drivers and motorists and we may increase our sales and financial margins.

        Acquisitions.    In addition to the Petro acquisition, we purchased one travel center from a former TA franchisee in May 2007 for $3.1 million and two travel centers from unrelated parties in November and December 2007 for an aggregate of $17.8 million. We expect to invest $5.3 million in 2008 to remodel the travel centers acquired in the fourth quarter.

        Development.    We completed construction of new travel centers in Livingston, CA in March 2007 and in Laredo, TX in July 2007. These sites were being developed when we acquired our predecessor. The total cost of these two developments, including site acquisition costs, was $35.6 million. We have a minority interest in a joint venture that we expect will build a new travel center and we expect we may invest up to $7.0 million in this joint venture during 2008. This joint venture interest was acquired as part of the Petro Acquisition. We own several additional sites which we believe may be suitable to develop as travel centers. We estimate our total cost to develop these eight sites to be substantial; however, because of industry conditions, we have deferred substantially all of our development activities at this time.

        Franchising.    Forty seven of our travel centers are operated by our franchisees, 24 as Petro Stopping Centers® and 23 as TravelCenters of America®. Since January 31, 2007, we added one TravelCenters of America franchised location. We may expand our business by franchising.

Our Travel Center Locations

        At December 31, 2007, our travel centers consisted of:

  •
  175 travel centers leased from Hospitality Trust and operated by us;

  •
  10 travel centers leased from Hospitality Trust and subleased to and operated by our franchisees;

  •
  nine travel centers we operate on sites we own;

  •
  four travel centers that we operate on sites owned by parties other than Hospitality Trust;

  •
  one travel center we operate for a joint venture in which we own a minority interest; and

  •
  37 travel centers that are operated by our franchisees on sites they own or lease.

        Our travel centers include 167 that are operated under the TravelCenters of America or TA brand names and 69 that are operated under the Petro brand name. Our typical travel center includes:

  •
  over 23 acres of land with parking for 190 tractor trailers and 100 cars;

  •
  a full service restaurant and one or more QSRs operated by us as a franchisee under various brands;

  •
  a truck repair facility and parts store;

  •
  multiple diesel and gasoline fueling points; and

  •
  a travel and convenience store, game room, lounge and other amenities for professional truck drivers and motorists.

        Substantially all of our travel centers are full service sites located on or near an interstate highway and offer fuel and nonfuel products and services 24 hours per day, 365 days per year.

        Properties.    The physical layouts of our travel centers vary from site to site. The majority of the developed acreage at our travel centers consists of truck and car fuel islands, separate truck and car parking lots, a main building, which contains a full service restaurant and one or more QSRs, a travel and convenience store, a truck maintenance and repair shop and other amenities. Most of our TA locations have one building with separate service areas and most of our Petro locations have several separate buildings.

        Product and Service Offering.    We offer many products and services to complement our diesel fuel business, including:

  •
  Gasoline. We sell branded and unbranded gasoline. Of our 236 travel centers as of December 31, 2007, we offer branded gasoline at 158 travel centers and unbranded gasoline at 59 travel centers. Gasoline is not sold at 19 of our travel centers.

  •
  Full Service Restaurants and QSRs. Most of our travel centers have both full service restaurants and QSRs that offer customers a wide variety of nationally recognized branded food choices. The substantial majority of our full service restaurants are operated under our "Iron Skillet®," "Country Pride®," "Buckhorn Family Restaurants®" and "Fork in the Road®" brands and offer menu table service and buffets. We also offer more than 20 different brands of QSRs, including Arby's®, Burger King®, Pizza Hut®, Popeye's Chicken & Biscuits®, Starbuck's Coffee®, Subway® and Taco Bell®. As of December 31, 2007, 210 of our travel centers included a full service restaurant, 162 of our travel centers offered at least one QSR, and there were a total of 287 QSRs in our 236 travel centers. We operate most of these QSRs as a franchisee, and restaurants and QSRs in travel centers we operate are generally staffed by our employees.

  •
  Truck Repair and Maintenance Shops. All but 13 of our travel centers have truck repair and maintenance shops. The typical repair and maintenance shop has between three and six service bays and a parts storage room and is staffed by our mechanics and service technicians. These shops generally operate 24 hours per day, 365 days per year, and offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes and tire repair to specialty services such as diagnostics and repair of air conditioning, air brakes and electrical systems. Some of our repair and maintenance services are guaranteed by our warranties. Most of our TA truck repair and maintenance facilities provide some warranty work on Freightliner brand trucks through our participation in the Freightliner ServicePoint® program, as described below.

  •
  Travel and Convenience Stores. Each of our travel centers has a travel and convenience store which offers merchandise to truck drivers, motorists, recreational vehicle operators and bus drivers and passengers. Each travel and convenience store has a selection of over 4,000 items, including food and snack items, beverages, non-prescription drug and beauty supplies, batteries, automobile accessories, and music and video products. In addition to complete travel and convenience store offerings, the stores sell items specifically designed for the truck driver's on the road lifestyle, including laundry supplies, clothing and truck accessories. Most of our stores also have a "to go" snack bar as an additional food offering.

  •
  Additional Driver Services. We believe that trucking fleets can improve the retention and recruitment of truck drivers by directing them to visit high quality, full service travel centers. We try to provide a consistently high level of service and amenities to professional truck drivers at all of our travel centers, making our travel centers an attractive choice for trucking fleets. Most of our travel centers provide truck drivers with access to specialized business services, including an information center where drivers can send and receive faxes, overnight mail and other communications and a banking desk where drivers can cash checks and receive funds transfers from fleet operators. Our typical travel center also has a video game room, a laundry area with washers and dryers, private showers and areas designated for truck drivers only, including a theater or television room with a video player and comfortable seating. Some of our travel centers offer casino gaming.

  •
  Marketing. We offer truck drivers "loyal fueler" programs, called the RoadKing ClubSM and the Petro PassportSM, that are similar to the frequent flyer programs offered by airlines. Drivers receive a point for each gallon of diesel fuel purchased and each dollar spent on selected nonfuel products and services. These points can be redeemed for discounts on nonfuel products and services at our travel centers. We publish a magazine called Road KingSM which includes articles and advertising of interest to professional truck drivers.

Operations

        Fuel.    We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and generally are reset daily, and we sell fuel to our customers at prices that we establish daily. By establishing supply relationships with several alternate suppliers per location, we believe we are able to effectively create competition for our purchases among various diesel fuel suppliers. We also believe that purchasing arrangements with multiple diesel fuel suppliers may help us avoid product outages during times of diesel fuel supply disruptions. At some locations, however, there are very few suppliers for diesel fuel in the market and we may have only one supplier. We have single sources of supply for gasoline at each of our travel centers that offer branded gasoline; we generally purchase gasoline from multiple sources for our travel centers that offer unbranded gasoline.

        Generally our fuel purchases are delivered directly from suppliers' terminals to our travel centers. We do not contract to purchase substantial quantities of fuel to hold as inventory. We generally have less than three days of diesel fuel inventory at our travel centers. We are exposed to price increases and interruptions in supply. We believe our exposure to market price increases for diesel fuel is partially mitigated by the significant percentage of our total diesel fuel sales volume that is sold under pricing formulae that are indexed to market prices, which reset daily. We do not engage in any fixed price fuel contracts with customers. We may engage, from time to time, in a minimal level of hedging of the price of our fuel purchases with futures and other derivative instruments.

        Nonfuel products.    We have many sources for the large variety of nonfuel products that we sell. We have developed strategic relationships with several suppliers of key nonfuel products, including Daimler Trucks North America LLC, formerly Freightliner LLC, for truck parts, Bridgestone/Firestone Tire Sales Company for truck tires and ExxonMobil Oil Corporation for lubricants and oils. We believe that our relationships with these and our other suppliers are satisfactory. We maintain a distribution center near Nashville, Tennessee, with 85,000 square feet of space. Our distribution center distributes certain nonfuel and non perishable products to our travel centers using a combination of contract carriers and our fleet of trucks and trailers.

        Freightliner Agreement.    We are party to an agreement with Daimler Trucks North America. Daimler is a leading manufacturer of heavy trucks in North America. We are an authorized provider of repair work and specified warranty repairs to Daimler's customers through the Freightliner ServicePoint® program. Most of our TA truck maintenance and repair facilities are part of Freightliner's 24 hour customer assistance database for emergency and roadside repair referrals and we have access to Daimler's parts distribution, service and technical information systems. This agreement does not presently include our Petro locations.

Our Leases With Hospitality Trust

        We have two leases with Hospitality Trust, the TA lease for 145 TA travel centers, which became effective on January 31, 2007, and the Petro lease for 40 Petro travel centers, which became effective on May 30, 2007. Two of our subsidiaries are the tenants under the leases, and we, and in the case of our TA lease certain of our subsidiaries, guarantee the tenants' obligations under the leases. The following are summaries of the material terms of these leases:

        Term.    The TA lease expires on December 31, 2022. The Petro lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each.

        Operating Costs.    The leases are so called "triple net" leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, service to customers, insurance, real estate and personal property taxes and ground lease payments, if any.

        Rent.    The TA lease requires us to pay minimum rent to Hospitality Trust in increasing amounts starting at $153.5 million for the first lease year and increasing to $175.0 million for the sixth and subsequent lease years, plus, starting in 2012, additional rent calculated as follows: an amount equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at each leased travel center over the respective gross revenue amounts for the year 2011. The Petro lease requires us to pay minimum annual rent to Hospitality Trust of $62.2 million and additional rent calculated using the same formula as in the TA lease, except that such payments start in 2013 and are calculated using the revenues of the 40 Petro travel centers in excess of revenues for the year 2012. Additional rent attributable to fuel sales in each lease is subject to a maximum each year calculated by reference to changes in the consumer price index.

        The following table sets forth the amounts of minimum rent required under the two leases with Hospitality Trust in each of the years shown.

	TA Lease	Petro Lease	Total
	(in thousands of dollars)
2007(1)(2)	$140,779	$36,298	$177,077
2008	156,830	62,225	219,055
2009	160,789	62,225	223,014
2010	164,789	62,225	227,014
2011	169,705	62,225	231,930
2012	174,705	62,225	236,930
2013 through 2022 (each year)	175,122	62,225	237,347
2023	—	62,225	62,225
2024	—	31,113	31,113

    (1)
    The TA Lease amount shown is for the eleven months ended December 31, 2007.

    (2)
    The Petro Lease amount shown is for the seven months ended December 31, 2007.

        Improvements.    Hospitality Trust has agreed to provide up to $25 million of funding annually for the first five years of the TA lease for certain improvements to these leased properties. This funding is cumulative, meaning if some portion of the $25 million is not spent in one year it may be drawn by us from Hospitality Trust in subsequent years; provided, however, none of the $125 million of funding is available to be drawn after December 31, 2015. All improvements purchased with this funding are owned by Hospitality Trust. There will be no adjustment in our minimum rent as these amounts are funded by Hospitality Trust.

        Maintenance and Alterations.    Except for Hospitality Trust's commitment to fund up to $125 million as described above, we must maintain, at our expense, the leased travel centers, including maintenance of structural and non-structural components. The leases require us to submit an annual budget for capital expenditures at the leased travel centers to Hospitality Trust for approval. We may request that Hospitality Trust fund approved amounts for renovations, improvements and equipment at the leased travel centers, in addition to the $125 million described above, in return for minimum annual rent increases according to a formula: the minimum rent per year will be increased by an amount equal to the amount funded by Hospitality Trust times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. At the end of each lease we must surrender the leased travel centers in substantially the same conditions as existed at the commencement of the lease subject to any permitted alterations and reasonable wear and tear.

        Assignment and Subletting.    Hospitality Trust's consent is required for any direct or indirect assignment or sublease of any of the leased travel centers. We remain liable under the leases for subleased travel centers.

        Environmental Matters.    Generally, we have agreed to indemnify Hospitality Trust from liabilities which may arise from any violation of any environmental law or regulation.

        Indemnification and Insurance.    With limited exceptions, we indemnify Hospitality Trust from liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers. We generally must maintain commercially reasonable insurance. Our insurance coverage includes:

  •
  property insurance in an amount equal to the full replacement cost of at risk improvements at our leased travel centers;

  •
  business interruption insurance;

  •
  general liability insurance, including bodily injury and property damage, in amounts as are generally maintained by companies operating travel centers;

  •
  flood insurance for any travel center located in whole or in part in a flood plain;

  •
  worker's compensation insurance if required by law; and

  •
  such additional insurance as may be generally maintained by companies operating travel centers, including certain environmental insurance.

The leases generally require that Hospitality Trust be named as an additional insured under our insurance policies.

        Damage, Destruction or Condemnation.    If any leased travel center is damaged by fire or other casualty or taken by eminent domain, we are generally obligated to rebuild. If the leased travel center cannot be restored, Hospitality Trust will generally receive all insurance or taking proceeds, we are liable to Hospitality Trust for any deductible or deficiency between the replacement cost and the amount of such proceeds, and the annual minimum rent will be reduced by (i) in the case of the TA lease, at Hospitality Trust's option, either 8.5% of the net proceeds paid to Hospitality Trust or the fair market rental of the damaged, destroyed or condemned property, or portion thereof, as of the commencement date of the TA lease; (ii) in the case of a casualty under the Petro lease, 8.5% of the net proceeds paid to Hospitality Trust plus the fair market value of the land; and (iii) in the case of a taking under the Petro lease, 8.5% of the amount of the net proceeds paid to Hospitality Trust.

        Events of Default.    Events of default under each lease include the following:

  •
  our failure to pay rent or any other sum when due;

  •
  our failure to maintain the insurance required under the lease;

  •
  the occurrence of certain events with respect to our insolvency;

  •
  the institution of a proceeding for our bankruptcy or dissolution;

  •
  our failure to continuously operate any leased travel center without Hospitality Trust's consent;

  •
  the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors; the sale of a material part of the assets of us or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of us or any such tenant or guarantor; in each case without the consent of Hospitality Trust;

  •
  our default under any indebtedness of $10 million or more for the TA lease, or $20 million or more for the Petro lease, that gives the holder the right to accelerate the maturity of the indebtedness; and

  •
  our failure to perform certain other covenants or agreements of the lease and the continuance thereof for a specified period of time after written notice.

        Remedies.    Following the occurrence of any event of default, each lease provides that, among other things, Hospitality Trust may, to the extent legally permitted:

  •
  accelerate the rent;

  •
  terminate the lease; and/or

  •
  make any payment or perform any act required to be performed by us under the lease and receive from us, on demand, an amount equal to the amount so expended by Hospitality Trust plus interest.

        We are also obligated to reimburse Hospitality Trust for all costs and expenses incurred in connection with any exercise of the foregoing remedies.

        Lease Subordination.    Each lease may be subordinated to any mortgages of the leased travel centers by Hospitality Trust, but Hospitality Trust is required to obtain nondisturbance agreements for our benefit.

        Financing Limitations; Security.    Without Hospitality Trust's prior written consent, our tenant subsidiaries may not incur debt secured by any of their assets used in the operation of the leased travel centers; provided, however, our tenant subsidiaries may incur purchase money debt to acquire assets used in these operations and we may encumber such assets to obtain a line of credit secured by our tenant subsidiaries' receivables, inventory or certain other assets used in these operations.

        Lease Termination.    When a lease terminates, any equipment, furniture, fixtures, inventory and supplies at the leased travel centers that we own may be purchased by Hospitality Trust at then fair market value. Also at termination of the TA lease, Hospitality Trust has the right to license any of our software used in the operation of the leased travel centers thereunder at its then fair market value and to offer employment to employees at the leased travel centers thereunder; and under both leases we have agreed to cooperate in the transfer of permits, agreements and the like necessary for the operation of the leased travel centers thereunder.

        Territorial Restrictions.    Under the terms of each lease, we generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which the leased travel center is located without the consent of Hospitality Trust.

        Non-Economic Properties.    If during a lease term the continued operation of any leased travel center becomes non-economic as defined in the lease, we may offer such travel center for sale including a sale of Hospitality Trust's interest in the property, free and clear of our leasehold interests. The net sale proceeds received will be paid to Hospitality Trust and the annual minimum rent payable shall be reduced. In the case of the TA lease, this reduction will be, at Hospitality Trust's option, either the amount of such proceeds times 8.5% or the fair market rental for such property as of the commencement date of the lease; in the case of the Petro lease, this reduction will be the amount of such proceeds times 8.5%. No more than a total of 15 properties subject to the TA lease and no more than five properties subject to the Petro lease may be offered for sale as non-economic properties during the applicable lease term. No sale of a travel center leased from Hospitality Trust may be completed without Hospitality Trust's consent; provided, however, if Hospitality Trust does not consent, that property will no longer be part of the lease and the minimum rent will be reduced as if the sale had been completed.

Relationships with Franchisees

        We have lease and franchise agreements with lessees and owners of travel centers. We collect rent, franchise, royalty and other fees under these agreements. As of December 31, 2007, 47 of our travel centers were operated by our franchisees. Ten of these travel centers are leased by us from Hospitality Trust and subleased by us to a franchisee. Thirty-seven of these travel centers are owned, or leased from others, by our franchisees. As of December 31, 2007, two franchisees operated four locations each, two operated three locations each, two operated two locations each, and 29 operated one location each. Branding and ownership of our franchised locations by state as of December 31, 2007, are generally described in the chart below:

	Brand Affiliation of Sites			Ownership of Sites By:
	TA	Petro	Total	Hospitality Trust	Franchisee or Others
Alabama	1	1	2	1	1
Florida	2	—	2	2	—
Georgia	2	1	3	2	1
Illinois	—	2	2	—	2
Indiana	1	3	4	1	3
Iowa	1	—	1	—	1
Kansas	2	2	4	—	4
Maryland	—	1	1	—	1
Minnesota	1	1	2	—	2
Missouri	2	2	4	—	4
North Carolina	1	—	1	—	1
North Dakota	—	1	1	—	1
Ohio	2	1	3	—	3
Oregon	1	—	1	—	1
Pennsylvania	1	4	5	—	5
South Carolina	—	1	1	—	1
Tennessee	3	—	3	2	1
Texas	2	—	2	2	—
Virginia	—	2	2	—	2
Wisconsin	1	2	3	—	3

Total	23	24	47	10	37

Franchise Agreements

        Material provisions of our franchise agreements include the following:

        Initial Franchise Fee.    The initial franchise fee for a new franchise is $100,000 for a TA franchise and $50,000 for a Petro franchise.

        Term of Agreement.    The initial term of a franchise agreement is generally ten years for a TA franchise and 15 years for a Petro franchise. Our franchise agreements generally provide for two five year renewals on the terms then being offered to prospective franchisees at the time of the franchise renewal. As of December 31, 2007, our franchise agreements had an average remaining term excluding renewal options of five years and an average remaining term including renewal options of 14 years.

        Protected Territory.    Under the terms of our franchise agreements for TA travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the TravelCenters of America or TA brand in a specified territory for that TA branded franchise location. Under the terms of our franchise agreements for Petro travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the Petro brand in a specified territory for that Petro branded franchise location.

        Restrictive Covenants.    Generally our franchisees may not operate any travel center or truck stop related business under a franchise agreement, licensing agreement or marketing plan or system of another person or entity. If the franchisee owns the franchised premises, generally for a two year period after termination of our franchise agreement the franchisee may not operate the premises with a competitive brand.

        Fuel Purchases, Sales and Royalties.    Our TA franchisees that operate travel centers that they sublease from us must purchase all of their diesel fuel from us. Our franchisees that do not sublease from us the travel centers they operate are not required to purchase their diesel fuel from us; however, our franchise agreements which do not require the franchisee to purchase fuel from us generally do require the franchisee to pay us a royalty fee based on sales of certain fuels at the franchised travel center. We also purchase receivables generated by some of our franchisees on a non-recourse basis in return for a fee.

        Nonfuel Product Offerings.    Franchisees are required to operate their travel centers in conformity with guidelines that we establish and offer any products and services that we deem to be a standard product or service in our centers.

        Royalty Payments on Nonfuel Revenues.    Franchisees are required to pay us a royalty fee generally equal to between 3.5% and 4% of nonfuel revenues. Generally if a TA franchisee operates one or more QSRs on the franchised premises, the franchisee must pay us 3% of all revenues in connection with those sales, net of royalties paid to QSR franchisors.

        Advertising, Promotion and Image Enhancement.    Our franchisees are required to make additional payments to us as contribution to the applicable brand wide advertising, marketing and promotional expenses we incur.

        Termination/Nonrenewal.    Generally, we may terminate or refuse to renew a franchise agreement for default by the franchisee. Generally, we may also refuse to renew if we determine that renewal would not be in our economic interest or if the franchisee will not agree to the terms in our then current form of franchise agreement for the concerned brand.

        Rights of First Refusal.    During the term of each franchise agreement, we generally have a right of first refusal to purchase that facility at the price offered by a third party. In addition, we generally have the right to purchase franchised Petro centers for fair market value, as determined by the parties or an independent appraiser, upon termination of a Petro franchise agreement.

Franchisee Lease Agreements

        In addition to franchise fees, we also collect rent from franchisees for ten travel centers operated by TA franchisees that sublease travel centers from us. The material provisions of these lease agreements include the following:

        Operating Costs.    The franchisee is responsible for the payment of all costs and expenses in connection with the operation of the leased travel centers, typically excluding certain environmental costs, certain maintenance costs and real property taxes.

        Term of Agreement.    The subleases have an initial term of ten years and allow for two renewals of five years each. The current terms of these sublease agreements end in 2012. The average remaining term of these agreements as of December 31, 2007, including all renewal periods, was 15 years.

        Rent.    The sublessee must pay annual fixed rent equal to the sum of:

  •
  base rent;

  •
  improvement rent, if any, which is defined as an amount equal to a percentage of the cost of certain capital improvements we fund after we and the sublessee agree the improvements may enhance the value of the leased premises; and

  •
  an annual inflator generally equal to the percentage increase in the consumer price index.

        Use of the Leased Travel Center.    The leased travel center must be operated as a travel center in compliance with all laws, including all environmental laws.

        Termination/Nonrenewal.    The subleases contain terms and provisions regarding termination and nonrenewal, which are substantially the same as the terms and provisions of the related franchise agreements. The subleases are cross defaulted with the related franchise agreements. In certain circumstances, we may reimburse the franchisee for a portion of the franchisee's cost of certain capital improvements upon termination of the lease.

Franchise Regulation

        Some states require state registration and delivery of specified disclosure documentation to potential franchisees and impose special regulations on petroleum franchises. Some state laws also impose restrictions on our ability to terminate or not to renew franchises and impose other limitations on the terms of our franchise relationships or the conduct of our franchise business. A number of states include, within the scope of their petroleum franchising statutes, prohibitions against price discrimination and other allegedly anticompetitive conduct. These provisions supplement applicable federal and state antitrust laws. Federal Trade Commission regulations require that we make extensive disclosure to prospective franchisees. We believe that we are in compliance with all franchise laws applicable to our business.

Competition

        The travel center and truck stop industry is fragmented and highly competitive. We believe that there are in excess of 6,000 travel center and truck stops nationwide.

        Fuel and nonfuel products and services can be obtained by truck drivers from a variety of sources, including regional full service travel center and pumper only truck stop chains, independently owned and operated truck stops and some large service stations. In addition, some trucking companies operate their own terminals to provide fuel and services to their own trucking fleets.

        There are generally two types of fueling stations designed to serve the trucking industry:

  •
  full service travel centers, such as ours, which offer a broad range of products and services to trucking fleets and their drivers, independent truck drivers and motorists, including: diesel fuel and gasoline; full service restaurants; QSRs; truck repair and maintenance; travel and convenience stores; parking areas; and various driver amenities; and

  •
  so called "pumper only" truck stops, which provide diesel fuel, typically at discounted prices, with limited additional services. A pumper only chain may include a majority of travel centers which typically contain few, if any, QSRs, limited store facilities; few, if any, truck repair and maintenance facilities; and few, if any, full service restaurants.

        We consider our TA and Petro travel centers to be full service travel centers. Our largest competitor in the full service segment operates travel centers under the brand "Flying J." Our two largest competitors in the pumper only segment operate centers under the brands "Pilot" and "Love's."

        We experience substantial competition from pumper only truck stop chains based principally on diesel fuel prices. We also experience substantial competition from full service travel center chains and independent full service travel centers, that is based principally on diesel fuel prices and nonfuel product and service offerings.

        Our truck repair and maintenance facilities compete with regional full service travel center and truck stop chains, full service independently owned and operated truck stops, fleet maintenance terminals, independent garages, truck dealerships, truck quick lube facilities and other parts and service centers. None of our largest competitors, Flying J, Pilot or Love's, operate as many truck repair facilities as we operate.

        We also compete with other full service restaurants, QSRs, mass merchandisers, electronics stores, drugstores and travel and convenience stores.

        Some truck fleets own their own fuel, repair and maintenance facilities. Although we believe the long term trend has been toward a reduction in these facilities in favor of obtaining fuel, repair and maintenance services from third parties like us, during the last few years of historically volatile and rising fuel prices, this long term trend appears to have slowed and may be reversing.

        An additional source of competition in the future could result from commercialization of state owned interstate highway rest areas. Some state governments have historically requested that the federal government allow these rest areas to offer fuel and nonfuel products and services similar to that offered at a travel center. If commercialized, these rest areas may increase the number of locations competing with us.

        Some states have begun to privatize their toll roads which are part of the interstate highway system. We believe it is likely that tolls will increase on privatized highways. In addition, some states may increase tolls for their own account. Whenever tolls are increased on highways in proximity to our locations, our business at those affected locations may decline because truckers may seek alternative routes serviced by our competitors.

        We believe we will be able to compete successfully for the following reasons:

  •
  Because we offer consistent, high quality products and services in our nationwide locations we may be able to attract fleet and independent professional truck drivers and motorists.

  •
  Many of our employees have substantial experience in operating our business.

  •
  As a publicly owned company we may have stronger capitalization and opportunities to raise capital than some of our competitors.

  •
  Our continuing relationship with Hospitality Trust may provide us opportunities to expand our business in the future.

        Although we believe our management team is highly talented, our senior management has been assembled from Reit Management, our predecessor and Petro and they do not have extensive experience working together. Hospitality Trust is not obligated to provide us with opportunities to lease additional properties, and we may not be able to find other sources of capital sufficient to maintain or grow our travel center business. Also, some of our competitors have substantially more resources than we do; and some of our competitors have vertically integrated fuel businesses which may provide them competitive advantages. For all of these reasons and others, we can provide no assurance that we will be able to compete successfully.

Environmental Matters

        Our operations and properties are extensively regulated by environmental laws. We may be required to investigate and clean up hazardous substances, including petroleum products, released at our owned and leased properties. We may be held liable to governmental entities or to third parties for property damage and personal injuries and for investigation and clean up costs incurred in connection with any contamination. We use underground storage tanks and above ground storage tanks to store petroleum products and waste at our travel centers. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in case of a release. At some locations, we must also comply with environmental laws relating to vapor recovery or discharges to water.

        From time to time we have received, and in the future likely will receive, notices of alleged violations of environmental laws or otherwise became aware of the need to undertake corrective actions to comply with environmental laws at our travel centers. Investigatory and remedial actions were, and regularly are, undertaken with respect to releases of hazardous substances at our travel centers. In some cases contributions were, and may be, received to partially offset environmental costs from insurers, from state funds established for environmental clean up associated with the sale of petroleum products or from indemnitors who agreed to fund certain environmental related costs at travel centers purchased from such indemnitors.

        As of December 31, 2007, we had a reserve of $12.8 million for known unindemnified environmental matters for which we will be responsible, and we had a receivable for estimated insurance recoveries of these estimated future expenditures of $3.9 million and $3.3 million of cash in an escrow account to fund certain of these estimated expenditures, leaving an estimated net amount of $5.6 million to be funded by us in the future. We do not have a reserve for potential unknown or future environmental matters. We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that the costs to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition, results of operations or cash flow.

        Despite our present expectation, we cannot be certain that we know of all existing contamination present in our travel centers, or that material liability will not be imposed on us in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.

        We have implemented and expect to continue programs to monitor and remediate our exposures to environmental liabilities. Also, we have insurance of up to $35 million for unanticipated costs regarding certain known environmental liabilities and of up to $60 million regarding certain unknown or future environmental liabilities subject to certain limitations and deductibles. However, as noted above, we can provide no assurance that:

  •
  we or a prior owner, operator or occupant of our travel centers did not create a material environmental condition not known to us at this time;

  •
  future uses or circumstances (including changes in applicable environmental laws and regulations) will not result in the imposition of additional environmental liability upon us; or

  •
  we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.

        Under the terms of our leases, we generally have agreed to indemnify Hospitality Trust for any environmental liabilities related to travel centers which we lease from Hospitality Trust.

Intellectual Property

        We own no patents. We own the "Petro" name and related trademarks. We have the right to use the "TA", "TravelCenters of America" and other trademarks historically used by our predecessor, which are owned by Hospitality Trust, during the term of the TA lease. We also license certain trademarks used in the operation of our QSRs. We believe that these trademarks are important to our business, but could be replaced with alternative marks without significant disruption in our business.

Seasonality

        Our revenues during a year are often lowest in the first quarter when movement of freight by professional truck drivers and motorist travel are historically at their lowest seasonal levels. Our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because although the fourth quarter is often positively impacted by increased movement of freight in preparation for various holidays, that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers. Also, the historical increased freight movement during the fourth quarter of the year has moderated somewhat during recent years. The effect of seasonality is sometimes masked or magnified however, by other market forces, such as changes in the economy generally and in trucking industry conditions.

Employees

        As of December 31, 2007, we employed approximately 16,000 people on a full or part time basis. Of this total, approximately 15,400 were employees at our company operated sites, 550 performed managerial, operational or support services at our headquarters or elsewhere and 50 employees staffed our distribution center. Except for 22 employees at two sites, none of our employees are represented by unions. We believe that our relationship with our employees is satisfactory.

        In March 2008, as a result of deteriorating business conditions, we terminated 192 salaried employees, at our headquarters and other locations, including operating sites; additional reductions are expected to be made to our site level hourly workforce, mostly by attrition.

Item 1A.    Risk Factors

        Our business faces many risks. The risks described below or referred to elsewhere in this Annual Report may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also adversely impact our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our equity securities likely will decline. Investors and prospective investors should carefully consider the following risks, the risks referred to elsewhere in this Annual Report and the information contained under the heading "Warning Concerning Forward Looking Statements" before deciding whether to invest in our securities.

Risks in our business

Our operations have consistently produced losses.

        Since we began operations on January 31, 2007, our business has consistently produced losses. Although some of our losses have resulted from management transition, reorganization and other costs which we do not expect to continue, until our operations begin to show profits we can not provide any assurance that we will be able to operate profitably.

Our financial results are being impacted by the current slowing or recession in the U.S. economy.

        The trucking industry is the primary customer for our goods and services. Freight and trucking demand in the U.S. generally reflect the amount of commercial activity in the U.S. economy. Because the U.S. economy is slowing or is in recession, demand for our products and services is slowing. For example, the recent decline in housing construction has led to less lumber and construction materials being shipped, and these reduced shipments have resulted in fewer customers and lower sales volumes at our travel centers. If the U.S. economy continues to operate at the present rates or if it declines further, our financial results may not improve or our losses may increase.

The weak U.S. dollar compared to other currencies appears to have resulted in less imported consumer goods into the U.S. and less business at our travel centers.

        During the past 20 years, increasing world trade has resulted in large increases in the importation of consumer goods into the U.S., many of which are transported within the U.S. by truck. Recent declines in the value of the U.S. dollar versus other currencies appears to have lessened the demand for consumer goods imported into the U.S. and this decline is adversely affecting our business of supplying goods and services to truckers. Increases in U.S. exports has not offset this lost business, as many U.S. exports, for example commodities and heavy equipment, generally are not shipped via truck. If the value of the U.S. dollar continues to be weak versus other currencies or if that value declines further, our financial results may not improve or our losses may increase.

Recent fuel price increases and fuel price volatility are negatively affecting our business.

        Fuel prices and price volatility are currently very high. These high prices and the inability to project future prices has had several adverse impacts upon our business. First, high fuel prices have resulted in higher truck shipping costs. This causes shippers to consider alternative means for transporting freight, which reduces trucking business and, in turn, reduces our business. Second, high fuel prices have caused our trucking customers to seek cost savings throughout their businesses. This has resulted in some customers concentrating their fuel business with some of our competitors who are vertically integrated fuel refiners and retailers who may offer lower prices than we offer. Third, higher fuel prices may result in less disposable income for some truckers to purchase our non-fuel goods and services. Fourth, higher and more volatile fuel prices have increased the working capital needed to maintain our fuel inventories, and this increases our costs of doing business. If fuel prices remain high and volatile or if fuel prices or fuel price volatility increase, our financial results may not improve and our losses may increase.

Our labor costs are difficult to control.

        We have recently made reductions in our salaried workforce and we are attempting to implement additional labor costs savings in our hourly workforce to match the recent declines in our business volumes. However, our travel centers operate 24 hours per day, 365 days per year. To maintain and manage our operations requires certain minimum staffing levels. We believe it may be increasingly difficult for us to make staff reductions without adversely affecting our business prospects. Also, certain opportunities for sales may be lost when labor is reduced. For these reasons, our labor costs are difficult to control and we may suffer continuing losses.

Our properties require regular and expensive maintenance and capital investments.

        As noted above, our travel centers are open for business 24 hours per day, 365 days per year. Also, many of our locations were originally constructed more than 25 years ago. Because of the age of many of our properties, especially some of our TA sites, and because of the nature and intensity of our uses of these properties, our properties require regular and expensive maintenance and capital investments to remain functional and attractive to customers. When we commenced business we determined that some of our TA sites required significant capital investments and we obtained a commitment from Hospitality Trust to invest $125 million in our leased TA sites as part of the HPT Transaction. After the HPT Transaction was completed, we determined to accelerate this investment and we raised additional capital, in part, to do so. Recently, because of the slowing U.S. economy and our losses we have determined to defer some of these capital expenditures; our continuing losses are restraining our maintenance and capital expenditures plans. If our financial results do not improve or if we can not access capital necessary to maintain our properties, our business may decline and our losses may increase.

Our operating margins are narrow.

        Our total operating revenues for the year ended December 31, 2007, were $6.2 billion; while the sum of our cost of goods sold (excluding depreciation) and site level operating expenses for the same period totaled $5.9 billion. Fuel sales in particular generate low gross margins. Our fuel sales for the year ended December 31, 2007, were $5.1 billion and our gross profit on fuel sales was $171 million. A small percentage decline in our future revenues or increase in our future expenses, especially revenues and expenses related to fuel, may cause us to continue to experience losses or our losses to increase.

An interruption in our fuel supplies would materially adversely affect our business.

        To mitigate the risks arising from fuel price volatility, we generally maintain limited inventories of fuel. Accordingly, an interruption in our fuel supplies would materially adversely affect our business. Interruptions in fuel supplies may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, by weather related events, or by national or international conditions, such as government rationing, acts of terrorism, war and the like. Any limitation in available fuel supplies which causes a decline in truck freight shipments or which caused a limit on the fuel we can offer for sale may cause us to experience losses or our losses to increase.

We are involved in litigation which is expensive and may have adverse impacts upon our business.

        We are currently involved in litigation which is expensive and which may have adverse consequences to us. For example:

  •
  We are a defendant in a civil antitrust case brought by Flying J and its affiliates against us and others. This case was commenced against our predecessor, but we are responsible for its continued defense and any damages which may result. Antitrust litigation is expensive to defend and damages may include triple the amount of injury which has been allegedly incurred plus recovery by the plaintiff of its legal fees.

  •
  We are involved in litigation with shareholders who are attempting to make nominations to our Board of Directors and to present proposals of other business for our annual meeting which may be disruptive of our business operations. The dissident shareholders have made proposals and public statements which, if they were implemented, may cause us to default under our Hospitality Trust leases and to default under our existing revolving credit facility.

        If these litigations and others continue for extended periods or if they result in judgments adverse to us, we may continue to experience losses or our losses may increase. See below Item 3—Legal Proceedings.

We rely upon trade creditors for a significant amount of our working capital.

        Our fuel purchases are our largest operating cost. In 2007, we purchased $4.9 billion of fuel. Historically, we have paid for our fuel purchases after delivery. During the past year as our fuel costs have increased some of our fuel suppliers have been unwilling to adjust the amounts of our available trade credit to accommodate the increased costs of the fuel volumes which we purchase; for example, a $10 million amount of trade credit will allow us to purchase five million gallons of fuel at $2.00 per gallon, but only 3.33 million gallons at $3.00 per gallon. Also, our financial results and business conditions in the U.S. financial markets generally have caused some fuel suppliers to request letters of credit or other forms of security for our purchases. As a result, our investment in our working capital has increased. Any increased investment in working capital decreases our financial flexibility to use our capital for other business purposes and may cause us to continue to experience losses or our losses to increase.

Our storage and dispensing of petroleum products create the potential for environmental damages, and compliance with environmental laws may be costly.

        Our business is subject to laws relating to the protection of the environment. The travel centers we operate include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damage. As a result, we regularly incur environmental clean up costs. Our balance sheet as of December 31, 2007, included an accrued liability of $12.8 million for environmental remediation and related costs. Because of the uncertainties associated with environmental expenditures, it is possible that future expenditures could be substantially higher than this amount. Environmental laws expose us to the possibility that we may become liable to reimburse the government or others for damages and costs they incur in connection with environmental hazards. We cannot predict what environmental legislation or regulations may be enacted or how existing laws or regulations will be administered or interpreted with respect to our products or activities in the future; more stringent laws, more vigorous enforcement policies or stricter interpretation of existing laws in the future could cause us to experience losses. In addition, under the leases between us and Hospitality Trust, we have agreed generally to indemnify Hospitality Trust from environmental liabilities it may incur arising at any of our leased travel centers.

Our franchisees may become unable to pay our rents and royalties and we have limited control of our franchisees.

        Ten travel centers which we lease from Hospitality Trust are subleased to franchisees. An additional 37 travel centers not owned by us or Hospitality Trust are operated by franchisees. Because we have historically experienced losses, the rent and royalties we receive from these franchisees may be significant to us. For the year ended December 31, 2007, the rent and royalty revenue generated from these franchisee relationships was $12.9 million. We believe the deteriorating business conditions which have recently affected the locations which we operate, including the impact of the slowing U.S. economy, the weak U.S. dollar and the high and volatile fuel prices, are also adversely affecting our franchisees and may make it difficult for our franchisees to pay the rent and royalties due to us. Also, various laws and our existing franchise contracts limit the control we may exercise over our franchisees' business activities. A failure by our franchisees to pay rents and royalties to us may cause us to continue to experience losses or cause our losses to increase.

Risks arising from our formation and certain relationships

We have been recently reorganized.

        We are a recently reorganized business. Our board and senior management include persons associated with Hospitality Trust and its affiliates and with Reit Management as well as former executives of our predecessor and of Petro. This management team has no prior experience working together and they may not be able to do so successfully.

We are obligated to pay material amounts of rent to Hospitality Trust.

        The terms of our leases with Hospitality Trust require us to pay all of our operating costs and generally fixed amounts of rent. During periods of industry decline, like the one we are currently experiencing, our revenues may decrease but our rents due Hospitality Trust do not decline. A decline in our revenues or an increase in our expenses may make it difficult or impossible for us to meet all of our obligations and, if we default our Hospitality Trust leases, we expect that we may be unable to continue our business.

Our business is subject to possible conflicts of interest with Hospitality Trust and Reit Management.

        Our creation was, and our continuing business is, subject to possible conflicts of interest, as follows:

  •
  Two of our directors were trustees of Hospitality Trust at the time we were created.

  •
  We have five directors, one of whom, Barry M. Portnoy, also is a trustee of Hospitality Trust and the majority owner of Reit Management, one of whom, Arthur G. Koumantzelis, is a former trustee of Hospitality Trust, and one of whom, Thomas M. O'Brien, is a former executive officer of Hospitality Trust and an employee of Reit Management.

  •
  Mr. O'Brien, who serves as our President and Chief Executive Officer, is also an employee of Reit Management. Andrew J. Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer and John R. Hoadley, another of our Executive Vice Presidents, are also Reit Management employees. Reit Management is the manager for Hospitality Trust and we purchase services from Reit Management pursuant to our management and shared services agreement.

        We believe that our historical and ongoing business dealings with Hospitality Trust and Reit Management have benefited us and that, despite the foregoing possible conflicts of interest, the transactions we have entered with Hospitality Trust and Reit Management since the HPT Transaction have been commercially reasonable and not less favorable than otherwise available to us.

Ownership limitations and anti-takeover provisions may prevent you from receiving a takeover premium.

        Our limited liability company agreement, or LLC agreement, includes various provisions which may make it difficult for anyone to cause a change of control of us by means of a tender offer, open market share purchases, a proxy fight or otherwise, without the approval of our board of directors. Among others, these provisions include the following:

  •
  a prohibition on the ownership of more than 9.8% of any class or type of our equity securities by any person or group;

  •
  staggered terms for members of our board of directors;

  •
  the power of our board of directors, without shareholders' approval, to authorize and issue additional shares of any class or type on terms that it determines;

  •
  advance notice procedures for shareholder nominations and other proposals;

  •
  a 75% shareholders' vote and cause requirements for removal of the entire board of directors; and

  •
  a 75% shareholders' vote requirement for shareholder nominations and other proposals which are not approved by our board of directors.

        In addition, our leases with Hospitality Trust and our management and shared services agreement with Reit Management each provide that our rights and benefits under those agreements may be terminated in the event that anyone acquires more than 9.8% of our shares or we experience a change in control, as defined, without the consent of Hospitality Trust or Reit Management, respectively. For these reasons, among others, shareholders may be unable to realize a change of control premium for their common shares.

We may be unable to meet financial reporting and internal control standards for a publicly owned company.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP, and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        We may identify material weaknesses in our internal control over financial reporting in the future. Beginning with this Annual Report on Form 10-K for the year ended December 31, 2007, pursuant to Section 404 of the Sarbanes Oxley Act of 2002, our management was required to assess the effectiveness of our internal control over financial reporting, and, beginning for the year ending December 31, 2008, we will be required to have our independent registered public accounting firm attest to the design and operating effectiveness of our internal control over financial reporting. As described in Item 9A(T) of this Annual Report on Form 10-K, we have adjusted the way we account for certain elements of our leases in our 2007 quarterly financial statements which constituted a material weakness in our internal control over financial reporting for those quarterly periods related to our lease accounting practices. Although this weakness was corrected and we believe related amounts are properly reflected in our financial statements and data included in this Annual Report on Form 10-K, if we or our independent registered public accounting firm were to either identify any other material weakness or otherwise conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information and the price of our traded securities may decline.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are leased and are located at 24601 Center Ridge Road, Suite 200, Westlake, Ohio 44145-5639. Our distribution center is a leased facility located at 1450 Gould Boulevard, LaVergne, Tennessee 37086-3535.

        As of March 15, 2008, our travel center business consisted of 236 travel centers, 185 of which are leased from Hospitality Trust, nine of which we own, four of which are owned by parties other than Hospitality Trust and leased to or managed by us, 37 of which are owned or leased by our franchisees and one travel center we operate for a joint venture in which we own a minority interest. We operate 189 of these travel centers and our franchisees operate 47 of these travel centers. We own eight parcels of land on which we may decide to build additional travel centers in the future. Also, we own one site that is closed and held for sale.

        The table below summarizes information regarding branding and ownership of the travel centers we operate by state and excludes those travel centers operated by our franchisees:

	Brand Affiliation of Sites			Ownership of Sites by:
	TA	Petro	Total	TA	Hospitality Trust	Joint Venture	Others(1)
Alabama	2	2	4	1	3	—	—
Arizona	4	2	6	—	6	—	—
Arkansas	2	2	4	—	4	—	—
California	10	3	13	2	9	1	1
Colorado	3	—	3	—	3	—	—
Connecticut	3	—	3	—	3	—	—
Florida	4	1	5	—	5	—	—
Georgia	6	2	8	—	7	—	1
Idaho	1	—	1	—	1	—	—
Illinois	7	1	8	1	7	—	—
Indiana	5	1	6	—	6	—	—
Iowa	1	—	1	—	1	—	—
Kentucky	2	2	4	1	3	—	—
Louisiana	4	3	7	1	6	—	—
Maryland	3	—	3	—	3	—	—
Michigan	4	—	4	—	4	—	—
Minnesota	1	—	1	—	1	—	—
Mississippi	1	1	2	—	1	—	1
Missouri	4	1	5	—	5	—	—
Nebraska	2	1	3	—	3	—	—
Nevada	3	2	5	—	5	—	—
New Hampshire	1	—	1	—	1	—	—
New Jersey	3	1	4	—	4	—	—
New Mexico	5	1	6	—	6	—	—
New York	5	1	6	—	6	—
North Carolina	2	1	3	—	3	—	—
Ohio	10	4	14	—	14	—	—
Oklahoma	3	1	4	—	4	—	—
Oregon	2	1	3	—	3	—	—
Pennsylvania	8	1	9	—	9	—	—
South Carolina	3	—	3	—	2	—	1
Tennessee	4	2	6	—	6	—	—
Texas	11	6	17	2	15	—	—
Utah	2	—	2	—	2	—	—
Virginia	4	—	4	—	4	—	—
Washington	1	1	2	—	2	—	—
West Virginia	2	—	2	—	2	—	—
Wisconsin	2	—	2	—	2	—	—
Wyoming	3	1	4	—	4	—	—
Ontario, Canada	1	—	1	1	—	—	—

Total	144	45	189	9	175	1	4

(1)
We lease these sites from, or manage these sites for, parties other than Hospitality Trust.

Item 3.    Legal Proceedings

        In February 2006 a subsidiary of our predecessor and Pilot Travel Centers, LLC, a competitor of ours, were sued by Flying J, Inc., another one of our competitors, and its affiliates in the U.S. District Court for the District of Utah. In essence, the lawsuit claims that we, Pilot and others participated in an unlawful concerted antitrust action to refuse to accept a payment card issued by a Flying J affiliate. Flying J and its affiliates are seeking damages in amounts to be determined at trial and other relief. We believe that we have substantial factual and legal defenses to Flying J's claims and are defending this litigation. In October 2007, the Court denied our motion for judgment on the pleadings and the case is headed toward what we believe may be lengthy and expensive discovery under terms agreed to by our predecessor, possibly followed by a jury trial. We incurred approximately $5.1 million in discovery and defense costs related to this case in 2007, all of which have been expensed.

        In May 2007 we terminated a contract with Simons Petroleum, Inc., or Simons, that had been entered by our predecessor. The contract allowed Simons to market fuel to trucking customers and to distribute that fuel through our TA branded locations in exchange for low pumping fees to us. The termination was made at our option as provided in the contract and required an 18 month wind down period during which, as provided by the contract, Simons is allowed to continue to market and distribute fuel through our locations. During the wind down period, a dispute arose between us and Simons regarding the proper conduct of the parties during the wind down period. In February 2008, we and Simons participated in a binding arbitration, under the auspices of the American Arbitration Association, or AAA. During the arbitration, Simons claimed damages in excess of $10 million and sought a ruling allowing Simons greater flexibility to continue to sell and deliver fuel through our locations and we claimed damages in excess of $6 million and sought to clarify the limits of Simons's rights during the wind down period. On March 14, 2008, we received the AAA arbitration ruling, which ordered us to pay Simons $0.9 million and to accept new customers, if any, presented to us by Simons until the end of the 18 month wind down period, or November 7, 2008. We have not yet paid the amount of this award, and we are considering whether to seek to modify or clarify certain aspects of the AAA ruling but have not yet made a determination as to whether we will do so. We incurred approximately $0.3 million in legal costs related to this dispute in 2007, all of which have been expensed. We recognized the $0.9 million expense related to the AAA ruling in the fourth quarter of 2007.

        On May 2, 2007, a purported class action lawsuit was filed against us in the United States District Court for the Northern District of Indiana by one individual alleging violations of the Federal Fair and Accurate Transaction Act which provides for damages of $100 to $1,000 (plus plaintiff's litigation costs) for each electronically printed receipt which discloses certain information in violation of that Act. After initial pleadings in this litigation, on February 28, 2008, we settled with three identified customers and the plaintiff's claims were dismissed with prejudice. We incurred approximately $0.8 million in costs related to our defense and settlement of this case in 2007, all of which have been expensed.

        On February 1, 2008, we commenced litigation against E2 Investment Partners LLC, or E2, and related entities and individuals in the Delaware Court of Chancery. On December 31, 2007, E2 forwarded a letter to us proposing to nominate directors and present other matters for consideration at our 2008 annual meeting of shareholders. We are seeking a court order declaring that E2 did not comply with our LLC agreement and that therefore E2's notice was invalid and its proposed nominees and other matters were not properly presented for consideration at our 2008 annual meeting. A trial has been scheduled for April 4, 2008, and we expect that a decision may be achieved prior to our 2008 annual meeting.

        On February 1, 2008, a purported holder of our shares, Alan R. Kahn, filed a purported derivative action in the Delaware Court of Chancery on behalf of TA against members of our board of directors, Reit Management and Hospitality Trust. The action alleges that our directors breached their fiduciary duties in connection with the Petro Acquisition and seeks an award of unspecified damages and/or reformation of the lease we entered with Hospitality Trust in connection with the Petro Acquisition. This action also appears to allege that Reit Management and Hospitality Trust aided and abetted our directors. Under our LLC agreement and agreements with Reit Management and Hospitality Trust, we may be liable to indemnify our directors, Hospitality Trust and Reit Management for liabilities, costs and expenses incurred by them in connection with this litigation. We have not yet responded to this action, but believe it is without merit.

        Beginning in mid December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and subsidiaries, in United States District Courts in over 20 states. Major petroleum refineries and retailers have been named as defendants in one or more of these lawsuits. The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale. One theory alleges that the plaintiffs purchased smaller quantities of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy. These "temperature" cases seek, among other relief, an order requiring the defendants to install temperature correcting equipment on their retail fuel pumps, damages, and attorneys' fees. A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by the government from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers. These "tax" cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer paid. These "tax" cases seek, among other relief, recovery of excess taxes paid and punitive damages. We believe that there are substantial factual and legal defenses to the theories alleged in these so called "hot fuel" lawsuits. The cases are at an early stage, having been consolidated with one court pursuant to multi district litigation procedures and, because discovery has only recently commenced, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits. We incurred approximately $0.5 million in costs related to our defense of these cases in 2007, all of which has been expensed.

        In November 2006 Great American Insurance Company of New York and Novartis Pharmaceuticals Corporation, or Novartis, filed a complaint, in the United States District Court for the Southern District of New York, against our predecessor and an unrelated party Prime, Inc. in connection with the alleged theft of a tractor trailer operated by Prime which contained Novartis pharmaceutical products. The alleged theft occurred at our Bloomsbury, New Jersey travel center. Novartis seeks damages up to or exceeding $30 million together with interest and costs, attorneys' fees and disbursements. On January 5, 2007, our predecessor answered Novartis' complaint and asserted a cross claim for contribution and indemnification against Prime. We believe that there are substantial defenses to these claims and that any liability arising from this matter may be covered by one or more of our existing insurance policies or by Prime.

        We are involved in a negotiation regarding a dispute over environmental compliance matters with several counties in the State of California. While the outcome of this negotiation is uncertain, these counties have asked us to pay approximately $2 million and incur significant remediation expenses to settle the dispute; and only a portion of any settlement is expected to be covered by insurance. If we are unsuccessful in settling these matters through negotiation, we may be exposed to pay greater amounts.

        We are involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. Except for the litigation described above, we believe that we are not now involved in any litigation which, individually or in the aggregate, would have a material adverse affect on our business, financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Market information.    Our outstanding limited liability company interests represented by common shares, or common shares, were distributed on January 31, 2007 by Hospitality Trust by a declaration and payment of a distribution to its common shareholders of record on January 26, 2007. Our common shares were first traded on the American Stock Exchange, or AMEX (symbol: TA), on January 29, 2007, on a "when issued" basis and have traded "regular way" on AMEX since February 1, 2007. The following table sets forth for the periods indicated the high and low sale prices for our common shares reported by AMEX.

2007	High	Low
First Quarter (since February 1, 2007)	$41.80	$15.50
Second Quarter	$47.41	$38.50
Third Quarter	$41.90	$29.90
Fourth Quarter	$32.60	$12.00

        The closing price of our common shares on AMEX on March 14, 2008 was $6.80 per share.

        Holders.    As of March 14, 2008, there were 957 shareholders of record of our common shares and we believe that there are several thousand beneficial owners of our common shares.

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

        Recent sales of unregistered securities.    On October 10, 2006 we sold one common share for nominal consideration to Hospitality Trust prior to the distribution of all of these shares by Hospitality Trust to its common shareholders on January 31, 2007. No underwriters were used in the foregoing transaction. The sale to Hospitality Trust was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, or Securities Act, for transactions by an issuer not involving a public offering. The distribution of our shares by Hospitality Trust was completed pursuant to an effective registration statement under the federal securities laws.

        On August 20, 2007, pursuant to our equity compensation plan, we granted 1,500 common shares, valued at $33.32 per share, the closing price of our common shares on the AMEX on that day, to each of our five directors as part of their annual compensation. On September 18, 2007, we granted 1,500 common shares, valued at $33.90 per share, the closing price of our common shares on the AMEX on that day, to our Director of Internal Audit as part of his annual compensation. On November 26, 2007, pursuant to our equity compensation plan, we issued 336,600 common shares valued at $14.99 per share, the closing price of our common shares on the AMEX on that day, to certain employees and others who provide services to us. All of these grants were made pursuant to an exemption from registration contained in section 4(2) of the Securities Act.

        The equity compensation plan information set forth in Item 12 of this Annual Report on Form 10-K is incorporated by reference herein.

Item 6.    Selected Financial Data

        From the time of our formation on October 10, 2006 to January 31, 2007, we had no operations, revenues, expenses, liabilities or assets except the nominal initial capitalization provided by Hospitality Trust.

        TravelCenters of America, Inc. is considered to be our predecessor under applicable rules and regulations of the Securities and Exchange Commission. The HPT Transaction caused our assets, liabilities, financial position, results of operations and cash flows to be materially different than those of our predecessor. Among other things, these differences will cause us to incur substantial expenses which were not incurred by our predecessor, for example, rent payments to Hospitality Trust and costs associated with operating as a public company, while allowing us to avoid the interest and depreciation expenses our predecessor historically incurred. In addition, we completed the Petro Acquisition on May 30, 2007. For all of these reasons, the historical financial information of our predecessor is not indicative of our current or future financial position, results of operations or cash flows.

        The following table presents selected historical financial information of us or our predecessor for each of the last five fiscal years. The information set forth below with respect to fiscal years 2007, 2006 and 2005 was derived from, and should be read in conjunction with, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following information should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	Company	Predecessor
	Eleven months Ended December 31, 2007(1)	One month Ended January 31, 2007	2006	2005(2)	2004(3)	2003
	(dollars and gallons in thousands)
Statement of Operations Data:
Revenues:
Fuel	$4,778,293	$285,053	$3,905,128	$3,231,853	$1,959,239	$1,513,648
Non fuel	1,023,126	66,795	868,380	833,500	707,958	649,502
Rent and royalties	12,056	834	10,006	9,943	10,667	13,080

Total revenues	5,813,475	352,682	4,783,514	4,075,296	2,677,864	2,176,230
Income (loss) from operations	(106,597)	(42,164)	95,542	86,324	69,285	59,977
Net income (loss)	(101,308)	(22,048)	31,033	(2,095)	14,862	8,891
Income (loss) per common share:
Basic	$(8.68)	$(3.18)	$4.47	$(0.30)	$2.14	$1.32
Diluted	$(8.68)	$(3.18)	$4.09	$(0.30)	$2.04	$1.26
Balance Sheet Data (end of period):
Total assets	$1,263,321	$728,667	$995,592	$939,704	$897,729	$650,567
Capital lease obligation	105,859	—	—	—	—	—
Long term debt (net of unamortized discount)	—	669,635	668,734	675,638	682,892	502,033
Redeemable equity	—	14,425	13,403	1,935	1,864	1,909
Other Operating Data:
Total diesel fuel sold (in thousands of gallons)	1,808,550	143,096	1,645,958	1,575,460	1,338,020	1,341,125
Total gasoline sold (in thousands of gallons)	214,878	13,751	204,307	195,946	182,921	191,104
Number of sites (end of period):
Company operated travel centers	189	140	140	139	138	126
Franchisee operated travel centers	10	10	10	10	12	14
Franchisee owned and operated travel centers	37	13	13	11	10	10

Total travel centers	236	163	163	160	160	150

Notes to Selected Financial Data

(1)
Includes the operating results of Petro since the Petro Acquisition, which was completed on May 30, 2007.

(2)
In connection with a refinancing our predecessor completed during 2005, our predecessor recognized expenses of $39,566.

(3)
Includes the operating results of 11 sites our predecessor acquired on December 1, 2004, beginning on the acquisition date.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We were formed in October 2006 as a Delaware limited liability company. We were formed as a 100% owned subsidiary of Hospitality Trust to succeed to the operating business of TravelCenters of America, Inc. which we refer to as our predecessor and which Hospitality Trust acquired on January 31, 2007. Until January 31, 2007, we were an inactive subsidiary of Hospitality Trust.

        Because of the HPT Transaction and the Petro Acquisition, the historical financial information of our predecessor is not indicative of our future financial position, results of operations or cash flows. You should read the following discussion in conjunction with the historical financial statements included elsewhere in this Annual Report on Form 10-K.

        Our revenues and income are subject to potentially material changes as a result of the market prices of diesel fuel and gasoline, as well as the availability of these products. These factors are subject to the worldwide crude oil supply chain, which historically has incurred shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment. Over the past few years there has been a significant increase in the cost of diesel fuel and gasoline; first, as crude oil demand increased during the previous economic recovery in the United States and events such as Hurricane Katrina affected the supply system; then as economic growth in certain developing economies, such as China, or India, increased demand for petroleum products; and, more recently, as the world value of the U.S. dollar has declined and as speculation in the price of these commodities has increased. We expect that these significant increases in our costs for these products can largely be passed on to our customers over time, but the increased prices in the crude oil and refined products markets can result in negative effects on our sales and profitability and increases in our working capital requirements. We expect that the crude oil and refined product markets will continue to be volatile, but we also expect that prices for these products may decline during the next 12 months from historically high levels as a result of the slowing of the U.S. and other economies.

Summary of Travel Center Site Counts

        The changes in the number of our sites and in their method of operation (company operated, franchisee leased and operated or franchisee owned and operated) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our business from December 31, 2004 through December 31, 2007:

	Company Operated Sites	Franchisee Operated Sites	Franchisee Owned and Operated Sites	Total Sites
Number of travel centers at December 31, 2004	138	12	10	160
2005 Activity:
New travel centers	—	—	1	1
Sales of travel centers	(1)	—	—	(1)
Conversions of franchised travel centers to company operated travel centers	2	(2)	—	—

Number of travel centers at December 31, 2005	139	10	11	160
2006 Activity:
New travel centers	1	—	2	3

Number of travel centers at December 31, 2006	140	10	13	163
2007 Activity:
Acquisition of franchisee travel center	1	—	(1)	—
Petro Acquisition	45	—	24	69
New travel centers	4	—	1	5
Closed travel center	(1)	—	—	(1)

Number of travel centers at December 31, 2007	189	10	37	236

Historical Results of Operations

Relevance of Fuel Revenues and Fuel Volumes

        Due to market pricing of commodity fuel products and our pricing arrangements with fuel customers, fuel revenue is not a reliable metric for analyzing our results of operations or our predecessor's results of operations from period to period. As a result solely of changes in crude oil and refined products market prices, our fuel revenue may increase or decrease significantly versus our or our predecessor's historical results of operations, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in gross profit per gallon. We consider fuel volumes and gross margins to be better measures of comparative performance than fuel revenues.

2007 Compared to 2006

        We were spun out of Hospitality Trust on January 31, 2007, and had no operations prior to that time. For the purpose of discussing the historical results of operations, the following table adds our results for the eleven months ended December 31, 2007, to the results of our predecessor for the one month ended January 31, 2007, without pro forma adjustments, and compares these combined results of operations to those of our predecessor for 2006. The data has been presented to facilitate our discussion below of the trends and changes affecting our operating results. It has been prepared for comparative purposes only and is not intended to be indicative of the results of operations that actually would have resulted had the HPT Transaction occurred on January 1, 2006, and is not indicative of our future results of operations. The amounts in the following table for the eleven months ended

December 31, 2007 include the results of Petro branded travel centers since May 30, 2007, the date we completed the Petro Acquisition.

	Company	Predecessor	Combined	Predecessor
	Eleven months Ended December 31, 2007	One month Ended January 31, 2007	Years Ended December 31,
(dollars in thousands)
			2007	2006	Change
Revenues:
Fuel	$4,778,293	$285,053	$5,063,346	$3,905,128	$1,158,218
Nonfuel	1,023,126	66,795	1,089,921	868,380	221,541
Rent and royalties	12,056	834	12,890	10,006	2,884

Total revenues	5,813,475	352,682	6,166,157	4,783,514	1,382,643
Cost of goods sold (excluding depreciation)
Fuel	4,621,605	270,694	4,892,299	3,761,571	1,130,728
Nonfuel	434,596	27,478	462,074	361,873	100,201

Total cost of goods sold (excluding depreciation)	5,056,201	298,172	5,354,373	4,123,444	1,230,929
Operating expenses:
Site level operating expenses	525,772	36,093	561,865	415,868	145,997
Selling, general & administrative expense	98,829	8,892	107,721	61,347	46,374
Real estate rent	189,988	931	190,919	11,011	179,908
Depreciation and amortization expense	33,892	5,786	39,678	71,356	(31,678)
Impairment of goodwill	15,390	—	15,390	—	15,390
Merger related expenses	—	44,972	44,972	4,946	40,026

Total operating expenses	863,871	96,674	960,545	564,528	396,017

Income (loss) from operations	(106,597)	(42,164)	(148,761)	95,542	(244,303)
Other Income	—	—	—	1,250	(1,250)
Debt extinguishment expenses	—	(16,140)	(16,140)	—	(16,140)
Equity in income of joint venture	887	—	887	—	887
Interest income	19,128	1,131	20,259	2,155	18,104
Interest expense	(15,420)	(5,345)	(20,765)	(49,637)	28,872

Income (loss) before income taxes	(102,002)	(62,518)	(164,520)	49,310	(213,830)
Provision (benefit) for income taxes	(694)	(40,470)	(41,164)	18,277	(59,441)

Net income (loss)	$(101,308)	$(22,048)	$(123,356)	$31,033	$(154,389)

Same Site Results Comparisons

        As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis. For purposes of these comparisons, a travel center is included in the following same site comparisons only if it was continuously operated by us or our predecessor from January 1, 2006, through December 31, 2007. Travel centers are not excluded from the same site comparisons as a result of expansions in their buildings or parking areas or changes in the services offered.

	Years Ended December 31,
	2007	2006	Change
	(gallons and dollars in thousands)
Number of company operated travel centers	138	138	—
Number of franchisee operated travel centers	20	20	—
Diesel sales volume (gallons)(1)	1,433,699	1,485,558	-3.5%
Gasoline sales volume (gallons)(1)	195,421	203,305	-3.9%
Total nonfuel revenues(1)	$865,798	$857,392	+1.0%
Total rental income	4,730	4,566	+3.6%
Total royalty revenues	4,173	4,174	0.0%
Operating expenses(1)	441,503	416,017	+6.1%

(1)
Includes fuel volume, revenues and expenses of company operated travel centers only.

        Revenues.    Revenues for 2007 were $6,166.2 million, which represented an increase from 2006 of $1,382.6 million, or 28.9%, that is primarily attributable to the Petro Acquisition.

        Fuel revenue for 2007 increased by $1,158.2 million, or 29.7%, as compared to 2006. This increase was principally the result of sites added in 2006 and 2007, primarily the Petro Acquisition, and increased fuel prices. The table below shows the changes in fuel revenues between periods that resulted from price and volume factors:

	Gallons Sold(1)
			Fuel Revenues(1)
	Diesel Fuel	Gasoline
	(gallons and dollars in thousands)
Results for 2006	1,645,958	204,307	$3,905,128
Increase due to fuel price	—	—	324,945
Decrease due to same site volume	(51,859)	(7,884)	(126,093)
Increase due to net company operated sites added since January 1, 2006	360,915	32,263	966,595
Changes due to wholesale fuel business sale volume variations	(3,368)	(57)	(7,229)

Net increase from prior year period	305,688	24,322	1,158,218

Results for 2007	1,951,646	228,629	$5,063,346

(1)
Results include our predecessor's results.

        We believe the same site diesel fuel sales volume decrease resulted primarily from a decline in trucking activity that is largely attributable to slowing economic activity in the United States, as evidenced by, among other things, a decline in durable goods orders and new home building, lower U.S. import activity attributed largely to the decline in value of the U.S. dollar and lowered demand for fuel due to historically high prices for commodities, including diesel, during 2007 as compared to 2006. The economic slowdown was more pronounced in the latter part of 2007 and early 2008 and we expect it to continue into 2008. Fuel revenues were 82.1% of total revenues for 2007 as compared to 81.6% for 2006 principally as a result of higher fuel prices in 2007.

        Nonfuel revenues for 2007 were $1,089.9 million, an increase of $221.5 million, or 25.5%, as compared to 2006. Of this increase, $200.7 million relates to the company operated sites added in the Petro Acquisition on May 30, 2007, and $17.3 million related to the net six sites added in 2006 and 2007. Same site nonfuel revenues increased by $8.6 million, or 1.0% at company operated sites open in both 2007 and 2006 despite the decrease in same site diesel fuel volumes noted above. We believe the same site nonfuel revenue increase reflected increased customer traffic in our truck repair shops resulting, in part, from the repair shop bays we added in 2006 and 2007 as well as from variations in the levels in new truck purchases. The increase related to truck repair shops was partially offset by decreased customer traffic in our other nonfuel areas that generally coincides with declines in fuel sales volumes. Nonfuel revenues were 17.7% of total revenues for the year ended December 31, 2007, as compared to 18.2% for the same period in 2006, principally as a result of higher fuel prices in 2007.

        Rent and royalty revenues for 2007 were $12.9 million, an increase of $2.9 million, or 28.8%, as compared to 2006. This was primarily the result of royalty revenues for the Petro franchisee sites for the period subsequent to the Petro Acquisition, combined with a same site rent increase of $0.2 million, or 3.6%.

        Cost of goods sold (excluding depreciation).    Cost of goods sold for 2007 was $5,354.4 million, an increase of $1,230.9 million, or 29.9%, as compared to 2006, which was primarily attributable to sales at the Petro locations for the period subsequent to the Petro Acquisition.

        Fuel cost of goods sold for 2007 of $4,892.3 million increased by $1,130.7 million, or 30.1%, over 2006, including a $899.2 million increase from fuel purchases at the Petro locations for the period subsequent to the Petro Acquisition. The increase in fuel cost of goods sold for 2007 as compared to 2006 also resulted from commodity price increases partially offset by the fuel sales volumes decreases described above.

        Nonfuel cost of goods sold for 2007 was $462.1 million, an increase of $100.2 million, or 27.7%, as compared to 2006 of which $92.9 million resulted from nonfuel purchases at the Petro locations for the period subsequent to the Petro Acquisition. The nonfuel cost of goods sold increase was also due to the same site nonfuel revenue increase discussed above and the net addition of six sites in 2007 and 2006.

        Site level operating expenses.    Site level operating expenses included the direct expenses of company operated sites, of which approximately 60% was labor costs, and the ownership costs of sites we sublease to franchisees. Site level operating expenses for 2007 were $561.9 million, an increase of $146.0 million, or 35.1%, as compared to 2006, which was primarily attributable to the $100.9 million in site level operating expenses at the Petro locations for the period subsequent to the Petro Acquisition, $8.9 million from company operated locations added in 2007 and 2006 and a $25.4 million same site increase. The same site increase was primarily attributable to retraining and realignment of functions as a result of our September 2007 staffing reorganization. Additionally, in June 2006 and December 2006 our predecessor recognized a reduction of site level operating expenses of $4.4 million and $1.3 million, respectively. These reductions were related to the settlement of two claims made in connection with certain transactions our predecessor completed in November 2000 and a partial refund of assets seized by the Internal Revenue Service in 2005. On a same site basis, site level operating expenses as a percentage of nonfuel revenues for 2007 were 51.0% compared to 48.5% for 2006.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for 2007 were $107.7 million, an increase of $46.4 million, or 75.6%, as compared to 2006. This increase primarily resulted from the following:

  •
  $8.9 million resulting from the Petro Acquisition;

  •
  $17.2 million of separation payments to former executive officers and retention bonus payments that were or are required to be made to certain employees who remained or remain in our employ through specified dates that extend to January 31, 2009;

  •
  a $6.6 million decrease in share based compensation;

  •
  $7.8 million of legal fees and settlement expenses related to the litigation matters discussed in Item 3—Legal Proceedings of this Annual Report on Form 10-K; and

  •
  other increases including annual salary adjustments, increases which result from our operating as a publicly traded company and including the costs of our management and shared services agreement with Reit Management, all net of various cost savings we initiated.

        Real estate rent expense.    Rent expense for 2007 was $190.9 million, an increase of $179.9 million as compared to 2006. This increase was primarily attributable to our leases with Hospitality Trust that became effective on January 31, 2007, and May 30, 2007. Under the leases we paid rent of $177.1 million during the eleven months ended December 31, 2007, of which $8.8 million was recognized as interest expense and $1.8 million was recognized as a reduction of our capital lease obligation, we accrued an additional $15.8 million of rent expense in order to recognize the rent expense related to the TA lease on a straight line basis over the lease term and amortized $6.2 million of our deferred rental allowance as a reduction of rent expense.

        Depreciation and amortization expense.    Depreciation and amortization expense for 2007 was $39.7 million, a decrease of $31.7 million, or 44.4%, as compared to 2006. This decrease was attributable to the significant decrease in depreciable assets on our balance sheet after the HPT Transaction on January 31, 2007, partially offset by assets we acquired in the Petro Acquisition. Our property and equipment balance at December 31, 2007 was $397.3 million, as compared to our predecessor's property and equipment balance as of December 31, 2006 of $653.7 million, a 39.2% decrease. The decline in expense due to the decreased level of depreciable assets was somewhat offset by a $3.8 million increase in amortization expense related to the intangible assets created in the HPT Transaction and the Petro Acquisition and a $2.0 million charge to write off amounts capitalized through December 31, 2007 in connection with acquisitions and other development projects that were cancelled.

        Impairment of goodwill.    As required by GAAP, in connection with our annual assessment of impairment of goodwill and intangible assets with indefinite lives, we reviewed the carrying value of our goodwill and other intangibles originally recorded as a result of the HPT Transaction. Due to current industry conditions, we concluded our goodwill was fully impaired and, therefore, the carrying amount of our goodwill, or $15.4 million, was written off to expense in the fourth quarter of 2007.

        Merger related expenses.    During January 2007, our predecessor recognized a charge of $45.0 million related to expenses incurred in marketing itself for sale and consummating the HPT Transaction. These costs primarily consisted of investment banking fees, other transaction advisory fees and our predecessor's management bonus payments.

        Income (loss) from operations.    Our loss from operations for 2007 was $148.8 million (including a loss from operations for January 2007 realized by our predecessor of $42.2 million), as compared to income from operations of $95.5 million in 2006. This change was the net result of the changes in revenues and expenses described above, primarily the changes in site level operating expenses, real estate rent expense, depreciation and amortization expense, goodwill impairment merger related expenses, severance and retention expenses and legal fees.

        Interest income and expense.    Interest income for 2007 was $20.3 million, an increase of $18.1 million as compared to 2006. This increase was primarily attributable to the accretion into interest income of our leasehold improvement receivable of $5.6 million and to $5.5 million of interest income on restricted investments combined with an increase in interest income that resulted from the increase in our cash balance from that of our predecessor in 2006. Interest expense for 2007 was $20.8 million, as compared to $49.6 million for 2006. This $28.9 million, or 58.3%, decrease primarily resulted from the repayment of our predecessor's indebtedness on January 31, 2007 as part of the HPT Transaction. This decline was partially offset by $5.6 million of interest expense on certain notes we assumed and defeased as part of the Petro Acquisition and our recognition as interest expense of $10.6 million of rent allocated under GAAP to those assets we lease from Hospitality Trust that GAAP requires us to include in our consolidated balance sheet.

        Debt extinguishment expense.    In connection with the repayment of its indebtedness as a result of the HPT Transaction, our predecessor charged to expense the remaining unamortized balance of its previously incurred debt issuance costs of $15.2 million and the remaining unamortized debt discount of $0.9 million related to a note payable.

        Income tax provision (benefit).    Our effective tax rate for the eleven months ended December 31, 2007, was a benefit of 0.7% which differed from the statutory rate primarily due to an increase in our valuation allowance of $32.0 million recorded in 2007, and also due to state income taxes. Our predecessor's effective tax rates for the one month ended January 31, 2007, and the year ended December 31, 2006, were a benefit of 64.7% and a provision of 37.1%, respectively. Our predecessor's rate for the one month ended January 31, 2007, differed from the statutory rate primarily due to the deductibility for tax purposes of expenses related to share options that were not expensed for financial reporting purposes, which was partially offset by certain merger related expenses recognized in the financial statements which were not deductible for income tax purposes. Our predecessor's tax rate for 2006 differed from the statutory rate primarily due to state income taxes, net of the federal tax effect. The differences in the effective tax rates among these periods primarily resulted from the effects of the HPT Transaction on our predecessor's results for the one month ended January 31, 2007, as well as the effects of the HPT Transaction on our results and our other tax attributes.

2006 compared to 2005 (Historical Results of Operations of Our Predecessor)

Same Site Results Comparisons

        As part of the discussion and analysis of our predecessor's operating results we refer to increases and decreases in results on a same site basis. For purposes of these comparisons, a travel center is included in the following same site comparisons only if it was continuously operated by our predecessor from January 1, 2005 through December 31, 2006. Travel centers are not excluded from the same site comparisons as a result of expansions of their buildings or parking areas or changes in the services offered.

	Year Ended December 31,
	2006	2005	Change
	(gallons and dollars in thousands)
Number of company operated travel centers	135	135	—
Number of franchisee operated travel centers	20	20	—
Diesel sales volume (gallons)(1)	1,479,798	1,373,708	+7.7%
Gasoline sales volume (gallons)(1)	193,333	186,926	+3.4%
Total nonfuel revenues(1)	$852,764	$823,198	+3.6%
Total rental income	4,566	4,394	+3.9%
Total royalty revenues	4,806	4,681	+2.7%
Operating expenses(1)	423,359	406,561	+4.1%

(1)
Includes fuel volume, revenues and expenses of travel centers operated by our predecessor and excludes franchisee volumes, revenues and expenses.

        Revenues.    Our predecessor's revenues for 2006 were $4,783.5 million, which represents an increase from 2005 of $708.2 million, or 17.4%, that was primarily attributable to an increase in fuel revenue.

        Fuel revenue for 2006 increased by $673.3 million, or 20.8%, as compared to 2005. The increase was principally the result of increased average selling prices for both diesel fuel and gasoline, but also resulted from increases in sales volumes for both diesel fuel and gasoline. Average diesel fuel and gasoline sales prices for 2006 increased by 15.6% and 16.3%, respectively, as compared to 2005, reflecting increased worldwide demand and political instability in oil producing regions of the world. Our predecessor's diesel fuel and gasoline sales volumes for 2006 increased 4.5% and 4.3%, respectively, as compared to 2005. For 2006 our predecessor sold 1,646.0 million gallons of diesel fuel and 204.3 million gallons of gasoline, as compared to 1,575.5 million gallons of diesel fuel and 195.9 million gallons of gasoline for 2005. The diesel fuel sales volume increase of 70.5 million gallons resulted from a 7.7% increase in same site diesel fuel sales volumes and a net increase in sales volumes at company operated sites added to or eliminated from the network during 2005 and 2006, somewhat offset by a decrease in wholesale diesel fuel sales volumes. The gasoline sales volume increase of 8.4 million gallons was primarily attributable to a 3.4% increase in same site gasoline sales volumes and a net increase in sales volumes at company operated travel centers added to or eliminated from the network during 2005 and 2006, somewhat offset by a 3.2 million gallon, or 96.7% decrease in wholesale gasoline sales volumes due to a deemphasis of wholesale fuel sales activity. We believe the same site diesel fuel and gasoline sales volume increases resulted from our predecessor's fuel marketing strategies. Fuel revenues were 81.6% of our predecessor's total revenues for 2006 as compared to 79.3% for 2005, principally as a result of higher fuel prices in 2006.

        Nonfuel revenues for 2006 of $868.4 million included an increase of $34.9 million, or 4.2%, as compared to 2005. The increase was the result of a 3.6% increase in same site nonfuel revenues and the increased sales at company operated travel centers added to our predecessor's network in 2005 and 2006. We believe the same site increase reflected increased customer traffic resulting, in part, from the capital improvements that our predecessor made to its travel centers and also from our predecessor's fuel marketing strategy. Nonfuel revenues were 18.2% of our predecessor's total revenues for 2006 as compared to 20.5% for 2005, principally as a result of higher fuel prices in 2006.

        Rent and royalty revenues for 2006 were $10.0 million, an increase of $0.1 million, or 0.6%, as compared to 2005. This was attributable to the offsetting effects of rent and royalty revenue lost as a result of the conversions of two leased sites to company operated sites during 2005, the initial and continuing franchise fees related to three franchisee owned and operated sites added to the network in 2005 and 2006, and increases in both rent and royalty revenues on a same site basis. Royalty revenue increased 2.7% on a same site basis and there was a 3.9% increase in same site rent revenue.

        Cost of goods sold (excluding depreciation).    Cost of goods sold for 2006 was $4,123.4 million, an increase of $672.7 million, or 19.5%, as compared to 2005 that was primarily attributable to an increase in fuel cost.

        Fuel cost of goods sold for 2006 increased by $659.1 million, or 21.2%, over 2005. The increase was attributable principally to increased market prices for our predecessor's purchases of diesel fuel and gasoline, but also resulted from the increases in sales volumes for both diesel fuel and gasoline as described above. Average diesel fuel and gasoline purchase prices for 2006 increased by 15.9% and 17.9%, respectively, as compared to 2005, reflecting increases in commodity prices that were attributable to higher crude oil costs due to increased worldwide demand and political instability in oil producing regions of the world.

        Nonfuel cost of goods sold for 2006 of $361.9 million included an increase of $13.6 million, or 3.9%, as compared to 2005. This increase was primarily attributable to the increased level of nonfuel sales described above.

        Site level operating expenses.    Site level operating expenses increased by $6.4 million, or 1.6%, to $415.9 million for 2006 compared to $409.5 million for 2005. This increase resulted from a $16.7 million, or 4.2% increase on a same site basis and a net increase resulting from company operated travel centers added to or eliminated from our predecessor's network during 2005 and 2006, which increases were somewhat offset by a $4.4 million net reduction of operating expense recognized in June 2006 upon the settlement of certain claims as described below under the heading "Other income (expenses), net" and a $1.3 million reduction of expenses recognized in December 2006 resulting from the settlement with the government in connection with the 2005 seizure of funds by the government in a legal dispute concerning revenues we received from a vendor operating certain video games alleged by the government to be illegal gambling devices; during 2005, our predecessor recognized expense of $5.3 million in connection with the seizure. The same site increase was primarily related to the increased costs necessary to support the increased level of nonfuel sales and also reflected higher credit card transaction fees associated with increases in fuel costs and an increase in utility costs. On a same site basis, site level operating expenses as a percentage of nonfuel revenues for 2006 were 49.6%, compared to 49.4% for 2005, reflecting the effects of increased credit card transaction fees and utility costs.

        Selling, general and administrative expenses.    Selling, general and administrative expenses included corporate overhead and administrative costs for 2006 were $61.3 million, representing a $8.3 million, or 15.6% increase from 2005 that was primarily attributable to personnel costs and share based compensation expense. Personnel costs for 2006 increased $3.8 million over the 2005 period due to both increases in the number of employees and salary increases. Share based compensation expense for 2006, increased by $3.0 million over 2005. The increased level of share based compensation expense in 2005 as compared to 2006 resulted from the number of performance share options that vested in the 2006 period in combination with an increase in the estimated value of those options.

        Real estate lease rent expense.    Real estate lease rent expense for 2006 was $11.0 million as compared to $10.9 million for the year ended 2005. This increase of $0.1 million, or 1.2%, was primarily due to increases in rents upon exercise of renewal options.

        Depreciation and amortization expense.    Depreciation and amortization expense for 2006 was $71.4 million, as compared to $64.8 million for 2005, an increase of $6.6 million, or 10.2%. This increase resulted from our predecessor's investments in additional depreciable assets in 2005 and 2006 and an increased level of asset abandonments during 2006 that was largely related to two sites that were razed in preparation for rebuilding.

        Merger related expenses.    During 2006 our predecessor recognized a charge of $4.9 million related to expenses incurred in marketing itself for sale, primarily costs related to debt financings that were not pursued to completion.

        Income from operations.    Our predecessor generated income from operations of $95.5 million in 2006 compared to income from operations of $86.3 million for 2005. This increase of $9.2 million, or 10.7%, was primarily the result of the increased gross profit that resulted from increased fuel and nonfuel sales volumes and increased fuel margin per gallon and nonfuel gross profit percentage. The increased gross profit was somewhat offset by increased operating expenses.

        Other income (expense), net.    In 2006 our predecessor reached settlements of two claims made in connection with transactions that occurred in 2000. Our predecessor incurred $1.2 million of expenses in the 2006 period prior to the settlement in pursuit of these claims. As a result of the settlements, which totaled $6.9 million, our predecessor recognized $5.6 million as a reduction of operating expenses because it represented the recovery of related expenses that had been incurred in 2006 and prior years. The remaining $1.3 million of the settlement amounts represented a gain on claim settlements and was recognized in non-operating income. During 2005 our predecessor incurred $39.6 million of expenses in connection with a refinancing and recognized a gain on sale of investment of $2.0 million. This gain was related to the 2004 sale of an equity investment and was recognized in 2005 when the last portion of sales proceeds was released from escrow as a result of the resolution of certain contingencies.

        Interest income and expense.    Interest and other financial costs, net, for 2006 of $47.5 million decreased by $1.0 million, or 2.1%, compared to 2005. This decrease resulted from a reduction in our predecessor's weighted average effective borrowing rates as a result of its June 2005 refinancing.

        Debt extinguishment expenses.    During 2005 our predecessor incurred $39.6 million of expenses in connection with a refinancing of its indebtedness.

        Income taxes.    Our predecessor's effective income tax rates for 2005 and 2006 were 1,079.0% and 37.1%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes partially offset by the benefit of certain tax credits and for 2005, the effect of the nondeductibility of a $5.3 million charge described above in "Site level operating expenses". The difference in these effective tax rates between the 2006 period and the 2005 period was primarily the result of changes in effective state tax rates and the effect of the nondeductibility of the $5.3 million charge in 2005. As a result of our predecessor's near break even pre-tax income for 2005 of $0.2 million, the nondeductibility of the $5.3 million charge that was expensed in arriving at the pre-tax income had a much larger relative effect on the effective tax rate in 2005 than would have been the case in 2006 when the pre-tax income was $49.3 million.

Critical Accounting Policies

        The preparation of our financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The critical accounting policies we employ in the preparation of our consolidated financial statements are those which involve allowances for doubtful accounts receivable, asset impairments, reserves for self insurance, environmental liabilities, income tax accounting and accounting for leases.

        We maintain our allowances for doubtful accounts receivable based on historical payment patterns, aging of accounts receivable, periodic review of customers' financial condition, and actual write off history. If the financial conditions of customers deteriorate, resulting in impairments of their ability to make payments, additional allowances may be required.

        Our accounting policies require recording impairment losses on long lived assets to reduce the carrying value of certain assets to their fair value. This may occur under our policies in two types of circumstances: (1) when assets are used in operations and events and circumstances indicate that the assets might be impaired, we record impairments whenever the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets; and (2) when assets are to be disposed of and their carrying values exceed the estimated fair value of the asset less the estimated cost to sell the asset, we record an impairment charge. Estimated cash flows are based on historical results adjusted to reflect our estimate of future market and operating conditions. Our estimates of fair value are based on industry trends and references to market rates and known transactions.

        We annually assess goodwill and intangible assets with indefinite lives for impairment. A number of assumptions and methods are used in preparation of valuations underlying impairment tests, including estimates of future cash flows and discount rates. Applying significantly different assumptions or valuation methods could result in different results from these impairment tests. During the fourth quarter of 2007, based upon the results of our assessment, we recognized an impairment charge of $15.4 million to reduce our previously recorded goodwill to zero.

        We are partially self insured with respect to general liability, workers' compensation, motor vehicle and group health benefits claims up to certain stop loss amounts ranging from $100,000 to $500,000. Provisions are established under these partial self insurance programs for both estimated losses on known claims and claims incurred but not reported, based on claims histories. The most significant risk of this methodology is its dependence on claims histories, which are not always indicative of future claims. To the extent an estimate is inaccurate, expenses and net income may be understated or overstated. Although some variation to actual results occurs, historically our predecessor experienced variability that was not material. For 2007 we and our predecessor combined recognized an aggregate provision of $35.0 million and paid $32.4 million on claims related to these partial self insurance programs. For the years ended December 31, 2006 and 2005, our predecessor's aggregate provisions amounted to $26.1 million, and $25.8 million, respectively. For the years ended December 31, 2006 and 2005, our predecessor paid $27.5 million and $25.4 million, respectively, on claims related to these partial self insurance programs. At December 31, 2007, our aggregate recorded liability related to these partial self insurance programs was $23.3 million, which we believe was adequate to cover both reported and incurred but not reported claims.

        We establish or adjust environmental contingency reserves when the responsibility to remediate becomes probable and the amount of associated costs is reasonably determinable.

        As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for financial statement and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to record a valuation allowance to reduce deferred tax assets if we are not able to conclude that it is more likely than not these assets will be realized.

        Accounting for leases is an additional critical accounting policy of ours. Each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital lease or an operating lease. The classification of a lease as capital or operating affects whether and how the transaction is reflected in our balance sheet, as well as our recognition of rental payments as rent or interest expense. These evaluations require us to make estimates of, among other things, the remaining useful life and residual value of leased properties, appropriate discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases. These policies involve significant judgments based upon our experience, including judgments about current valuations, estimated useful lives, and salvage or residual values. In the future we may need to revise our assessments to incorporate information which is not known at the time of our previous assessments, and such revisions could increase or decrease our depreciation expense related to properties that we lease, result in the classification of some of our leases as other than operating leases or decrease the carrying values of some of our assets.

        Any or all of these policies, applied in the future with the benefit of additional facts or better estimates which were not known or available at the time the various required evaluations were made, could result in revisions to estimated liabilities, adjustments to reduce assets to their fair value or recognition of expenses.

        With the exception of accounting for leases, our critical accounting policies described above were also our predecessor's critical accounting policies. Our predecessor was also reliant upon other accounting policies which it considered critical, but which we believe are unlikely to have continuing importance to us, including policies regarding accounting for agreements under which certain members of our predecessor's management purchased shares of our predecessor's stock which was subject to redemption under certain conditions and for options to purchase our predecessor's stock which were granted to certain members of our predecessor's management. Each of these accounting policies was complicated by the fact that our predecessor's stock was privately held, subjecting the related accounting to subjective valuation estimates.

Change in Accounting Principle

        Effective January 1, 2006, our predecessor adopted Statement of Financial Accounting Standards (FAS) No. 123(R), "Share-Based Payment" (FAS 123R), which replaced FAS No. 123, "Accounting for Stock based Compensation," and superseded Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." FAS 123R requires compensation cost relating to share based payment transactions be recognized in the financial statements. Our predecessor adopted FAS 123R using the prospective approach; accordingly, prior periods were not restated. There was no effect on the balance sheet or results of operations as a result of the adoption of FAS 123R. Prior to January 1, 2006, our predecessor measured compensation costs related to share based payments under APB 25, as permitted by FAS 123, and provided pro forma disclosure in the notes to financial statements as required by FAS 123 and FAS 148.

        Under APB 25, our predecessor accounted for employee share options using the intrinsic value method of accounting. For share options that vested based on the passage of time, no share based compensation expense was reflected in the consolidated statements of operations because for all of such options the exercise price equaled the estimated market value of the underlying share on the date of grant. For share options that vested based on attaining specified financial return performance targets, no share based compensation cost was reflected in the consolidated statements of operations until such time as attaining the targets was determined to be probable, which was not the case for the share options granted under the 2001 stock plan until the fourth quarter of 2005. Neither we nor our predecessor have granted share options since the adoption of FAS 123R, but in April 2006 our predecessor modified certain outstanding share options and, accordingly, began accounting for these modified share options as required by FAS 123R. As a result, our predecessor recognized share based compensation expense with respect to these modified share options in the financial statements for 2006.

Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or FAS 157. FAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. FAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. FAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of FAS 157 would have on its financial position or results of operations.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115" (FAS 159). FAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or when an event triggers a new basis of accounting for an existing asset or liability. FAS 159 will be effective beginning with the first quarter of 2008. At this time we do not expect to elect to remeasure any of our existing financial assets or liabilities under the provisions of FAS 159.

Liquidity and Capital Resources

        Our principal liquidity requirements are to meet our operating expenses including rent and to fund our capital expenditures and other working capital requirements. Our sources of liquidity to meet these requirements are our operating cash flow, our cash balance, our credit facility, and our ability to draw capital improvement funding under the terms of our leases with Hospitality Trust. We also own a portfolio of operating real estate and developable land which may be a source of additional liquidity over time to the extent it can be financed or otherwise monetized.

        The primary risk we face with respect to our operating cash flow is decreased demand for our products and services, including that which may be caused by the volatility and historically high level of prices for petroleum based products and the economic slowing or recession in the U.S. and the trucking industry. A reduction of our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods. Also, a significant increase in the prices we must pay to obtain fuel or decrease in the time we have to pay our trade creditors may increase our cash working capital requirements materially.

Assets and Liabilities

        Because of the HPT Transaction and the Petro Acquisition, our balance sheet as of December 31, 2007, is not comparable to that of our predecessor's as of December 31, 2006. Our total current assets at December 31, 2007, were $746.0 million, compared to our predecessor's total current assets of $267.0 million at December 31, 2006. At December 31, 2007, and December 31, 2006, we and our predecessor had cash and cash equivalents of $148.9 million and $55.3 million, respectively. Our current liabilities were $567.8 million at December 31, 2007, compared to our predecessor's current liabilities of $199.5 million at December 31, 2006. Increases in accounts receivable, inventories, accounts payable and accrued expenses were primarily the result of the Petro Acquisition, and the effect of significantly higher fuel prices in 2007 than those experienced in 2006.

        Included in current assets as of December 31, 2007, was $271.4 million of restricted investments held in trust to repay certain notes we assumed as part of the Petro Acquisition, including the related call premium and accrued interest, that were defeased as part of the Petro Acquisition. Included in current liabilities as of December 31, 2007, was $262.9 million and $8.4 million for the defeased Petro debt and related accrued interest, respectively. The restricted investments were used to repay these notes and related redemption premium and accrued interest in February 2008.

        During the eleven months ended December 31, 2007, we incurred a net loss of $101.3 million, had cash outflows from operating activities of $114.9 million, cash outflows from investing activities of $180.8 million and cash inflows from financing activities of $199.3 million. In particular, during the fourth quarter of 2007, we incurred a net loss of $66.7 million and our cash balance declined from $279.3 million at September 30, 2007, to $148.9 million at December 31, 2007, due to the factors discussed in this section. We also estimate that we have incurred a net loss during the first two months of 2008 and we have invested $30.2 million in capital projects during that period. We currently believe that, under current industry conditions, our recently implemented staffing reduction, along with other business initiatives, our cash balance and our ability to draw improvement financing from Hospitality Trust will allow us to continue to meet all of our obligations for the foreseeable future. However, there can be no assurance that industry conditions will not decline further or that any one or more of the risks identified under the section "Risk Factors" or "Warning Regarding Forward Looking Statements" or elsewhere in this Annual Report on Form 10-K or some other unidentified risk will not manifest itself in a manner which is material and adverse to our results of operations, cash flow or financial position or that our existing resources will be sufficient to allow us to meet our obligations.

Description of Our Credit Facility

        In November 2007, we entered a $100 million revolving credit agreement, or credit facility, with Wachovia Capital Finance Corporation (Central), National City Business Credit, Inc., Bank of America, N.A., U.S. Bank National Association, UBS Loan Finance LLC and Royal Bank of Canada.

        We and our major subsidiaries are borrowers or guarantors of this credit facility. A maximum of $100 million may be drawn, repaid and redrawn until maturity on November 19, 2012. The maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender approvals, the maximum amount may be increased to $200 million. The credit facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Credit facility borrowings bear interest at LIBOR plus a spread (currently 100 basis points, subject to adjustment based upon facility availability and utilization and other requirements), and are secured principally by our accounts receivable and inventory.

        The credit facility requires maintenance of collateral, limits the incurrence of debt and liens, restricts the making of certain investments and the payment of dividends and other distributions in certain circumstances, requires a minimum fixed charge ratio under certain circumstances, restricts our transactions with Hospitality Trust, Reit Management and their affiliates and has other customary covenants, events of default and other provisions. The Credit Facility provides for acceleration of payment of principal and interest upon an event of default. Events of default include, but are not limited to, failure to pay interest or other amounts due, changes in control of us, as defined in the credit facility, and our default of our lease agreements with Hospitality Trust or our management and shared services agreement with Reit Management which continues for more than the applicable cure period.

        At December 31, 2007, there were no amounts outstanding under the credit facility but we had issued $33.0 million of letters of credit backed by the credit facility. We generally issue letters of credit to secure certain insurance, fuel tax and other obligations. At December 31, 2007, we had outstanding $1.2 million of letters of credit originally issued by Petro prior to the Petro Acquisition that were secured by $1.3 million of cash deposits restricted for that purpose and which were replaced with new letters of credit backed by our credit facility.

Investment Activities

        On May 30, 2007, we acquired Petro. In connection with the Petro Acquisition we assumed certain notes due in 2012 with a face amount of $250.0 million and a fair value of $270.4 million which had been defeased by Hospitality Trust as part of its acquisition of certain Petro branded sites which we leased. We had restricted investments totaling $271.4 million at December 31, 2007, that were used to repay in full the principal amount of this debt, the redemption premium, and accrued but unpaid interest on February 15, 2008. The Petro Acquisition was funded from cash on hand.

        For the eleven months ended December 31, 2007, we invested $159.3 million in other capital projects. Included in this amount are $22.2 million invested in three operating sites we acquired, $13.0 million invested to complete the ground up development of two greenfield sites, $6.9 million invested to acquire two greenfield sites, $33.3 million invested in projects expected to provide incremental revenue and cash flow, and $40.9 million of sustaining capital. Also included in this amount is $43.0 million of capitalized expenditures related to certain previously deferred maintenance capital investment projects. In addition, we invested $3.0 million in projects related to other previously deferred maintenance projects which were expensed in accordance with GAAP.

        In 2007, we implemented a plan we refer to as Operation Refresh to improve the quality of our TA branded sites by correcting certain deferred maintenance issues and upgrading the appearance and physical characteristics of these sites. Previously, we stated our intent to invest approximately $40.0 million during 2007 and $70.0 million during 2008 on these projects. We invested approximately $46.0 million during 2007 ($43 million of which was capitalized and $3 million of which was expensed under GAAP). We have reduced our planned expenditures for these projects in 2008 to approximately $27.0 million.

        Previously, we stated plans to invest $328 million during 2008 on capital investment projects. We have revised our current outlook for capital investment projects in 2008 to approximately $100 million (which includes the $27 million referred to in the preceding paragraph). Approximately $80 million of this amount relates to projects which were begun in 2007 and are expected to be completed. Approximately $65 million of the total $100 million estimate has been paid or incurred as of March 31, 2008. We believe that a substantial portion of these planned capital expenditures for 2008 may be eligible to be reimbursed by Hospitality Trust, our principal landlord:

  •
  Under the TA Lease, up to $25 million per year for five years, or a total of $125 million, is committed to be reimbursed to us by Hospitality Trust without increased rent. We requested and received reimbursement of $25 million from Hospitality Trust through December 31, 2007. We expect to request and receive the $25 million maximum reimbursement for 2008 before June 30, 2008.

  •
  In addition, we may request that Hospitality Trust purchase other capital improvements we make at Hospitality Trust owned properties in exchange for increased rent from us payable to Hospitality Trust. During 2007, we requested and received $1.4 million of such reimbursements from Hospitality Trust. Of our planned 2008 capital expenditures, we expect that up to approximately $60 million may qualify for Hospitality Trust reimbursement in return for rent increases. Because this reimbursement will result in rent increases, we have not yet determined whether or when to request this reimbursement.

        Market conditions and other factors have resulted in our cancellation of contracts and letters of intent for the acquisition of several operating and greenfield development sites and the cessation of development activities at the greenfield development sites we own. In connection with our abandoning these various projects, we recognized a charge of $2.0 million during the 2007 fourth quarter and expect to recognize an additional charge of $1.0 million to $2.0 million during the first quarter of 2008.

Equity Issuance

        In July and August 2007 we issued 5,335,090 common shares in a public offering, for net proceeds of $205 million after underwriters discount and commissions and expenses.

Off Balance Sheet Arrangements

        As part of the Petro Acquisition, we acquired a minority interest in a joint venture that owns one travel center that we operate. This travel center is encumbered by mortgage debt of approximately $10.4 million as of December 31, 2007. We account for the investment in the joint venture under the equity method of accounting and, therefore, we have not recorded a liability for this mortgage debt. Petro was not and we are not directly liable for this debt, but the carrying value of our investment in this joint venture could be adversely affected if the joint venture defaulted on this debt and the joint venture's property was sold in foreclosure. We expect we may invest approximately $7.0 million in this joint venture during 2008 in connection with plans to develop a new travel center on land owned by the joint venture in Southern California in 2008 and 2009. This development also may be financed by the issuance of additional debt by the joint venture. Some of our customers at Petro branded locations are billed for fuel purchases by a third party which settles those transactions with us. In certain circumstances involving nonpayment by a customer, the payments we receive are subject to our repayment to this third party. At December 31, 2007, the total amount for which we were exposed to this repayment risk, was $6.9 million. We had no other off balance sheet arrangements at December 31, 2007.

Related Party Transactions

        We were formerly a 100% subsidiary of Hospitality Trust and Hospitality Trust is our principal landlord. During 2007 we completed both the HPT Transaction and the Petro Acquisition together with Hospitality Trust. For the eleven months ended December 31, 2007, we paid cash rent of $177.1 million under our leases with Hospitality Trust, we received $25 million of cash tenant allowance payments from Hospitality Trust and we sold $1.4 million of leasehold improvements to Hospitality Trust for increased rent of $0.1 million annually. At December 31, 2007, other current liabilities on our consolidated balance sheet included $18.0 million for rent due to Hospitality Trust.

        We are party to a management and shared services agreement with Reit Management, whereby Reit Management oversees and assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of all our daily business activities, including legal and tax matters, human resources, insurance programs, management information systems and the like. For these services, we pay Reit Management a fee equal to 0.6% of our fuel gross margin and of our total nonfuel revenues. The fee is payable monthly based upon the prior month's margin and revenues. For the eleven months ended December 31, 2007, we recognized expense of $7.1 million under this agreement.

        Please see above Item 1A, "Risk Factors—Risks arising from our formation and certain relationships—Our business is subject to possible conflicts of interest with Hospitality Trust and Reit Management" for a description of our historical and continuing relationships with Hospitality Trust and Reit Management. Also see disclosures included under Item 13., "Certain Relationships and Related Transactions, and Director Independence" for further descriptions of our relationships with Hospitality Trust and Reit Management.

        We have a minority joint venture interest in Petro Travel Plaza LLC, which owns one travel center that we operate under a management agreement. This investment is accounted for under the equity method. Included in our results for the eleven months ended December 31, 2007, was management and accounting fee income of $0.2 million. At December 31, 2007, we had a payable to Petro Travel Plaza LLC of $4.4 million.

        Prior to 2006, certain members of our predecessor's senior management purchased shares of our predecessor's common stock. As a result of such purchases, our predecessor had notes and related interest receivable from the management shareholders totaling $1.7 million at December 31, 2006. These notes and the related interest receivable were cancelled in January 2007.

Summary of Contractual Obligations and Commitments

        The following table summarizes our obligations to make future payments under various agreements as of December 31, 2007:

	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
	(In Millions)
Term debt(1)	$—	$—	$—	$—	$—
Leases with Hospitality Trust	3,602.9	218.9	449.8	474.0	2,460.2
Other operating leases	154.7	18.5	32.7	28.1	75.4
Employee retention and separation payments	5.4	—	5.4	—	—
Other long term liabilities	18.6	7.8	7.4	2.5	0.9

Total contractual obligations	$3,781.6	$245.2	$495.3	$504.6	$2,536.5

(1)
All of our predecessor's debt was repaid in connection with the HPT Transaction. The debt assumed in the Petro Acquisition was defeased at the time of the Petro Acquisition and was fully repaid in February 2008. The amount shown excludes the principal, accrued interest and prepayment premium related to this debt because marketable securities were escrowed to fund the repayment of this debt as well as the prepayment premium and interest that was payable through the repayment date. The total of the required payments made on February 15, 2008 in connection with this assumed debt was $272.5 million.

        At December 31, 2007, our primary outstanding trade commitments were $34.2 million of letters of credit. As of December 31, 2007, we were party to contracts involving the purchase of several operating travel centers for an aggregate of $73 million, all of which were cancelled in early 2008.

Inflation and Deflation

        Inflation might have either positive or negative impacts on our business. Rising price levels may allow us to increase revenues, but may also impact our operating costs. Our revenues may change by either more or less than the rate of change in our expenses. Because a large component of our expenses consists of fixed rental obligations to Hospitality Trust, we may not be able to fully capitalize on declines in general price levels, or deflation. Except as otherwise discussed above with respect to fuel prices, neither inflation nor deflation had a material effect on our results of operations.

Seasonality

        Our revenues during a year are often lowest in the first quarter when movement of freight by professional truck drivers and motorist travel are historically at their lowest seasonal levels. Our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because although the fourth quarter is often positively impacted by increased movement of freight in preparation for various holidays, that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers. Also, the historical increased freight movement during the fourth quarter of the year has moderated somewhat during recent years. The effect of seasonality is sometimes masked or magnified however, by other market forces, such as changes in the economy generally and in trucking industry conditions.

Staff Reorganization and Workforce Reductions

        In August 2007, we realigned functions within our field management and corporate office marketing and operations departments and consolidated functions within our corporate office, primarily to eliminate duplications resulting from the Petro Acquisition. Through December 31, 2007, we terminated 127 operations management and corporate function employees. The process of consolidating certain corporate office functions will continue into 2008 as we integrate systems and functions. During the third quarter of 2007, we incurred charges of $0.7 million of separation payments and relocation costs in connection with these terminations and this reorganization.

        In March 2008, we announced we had further reduced the workforce at our headquarters and other locations. Reductions are currently being made to our hourly workforce, mostly by attrition. We expect to recognize a severance charge of approximately $1.5 million during the 2008 first quarter as a result of this reduction in workforce.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We have a line of credit secured by some of our receivables and inventory. We borrow under this credit facility in U.S. dollars and those borrowings require floating interest rates. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates. A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results. For example, if the maximum amount of $100 million were drawn under our credit facility and interest rates decreased or increased by 1% per annum, our interest expense would decrease or increase by $1 million per year, or $0.07 per share, based on currently outstanding common shares. If interest rates were to change gradually over time, the impact would occur over time. As of December 31, 2007 and March 15, 2008, no borrowings were outstanding under this credit facility, but we had issued $33.0 million of letters of credit under this facility. Our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise.

        We are exposed to risks arising from market price changes for fuel. These risks have historically resulted from changes in available supplies of fuel. Some of these changes may arise from local conditions, such as a malfunction in a particular pipeline or at a particular terminal. However, most of these risks arise from national or international conditions, such as weather related shut downs of oil drilling or refining capacities, political instability in oil producing regions of the world or terrorism. These risks may also arise from changes in the demand for and the price of fuel, particularly those changes from increases and decreases in economic activities. Because petroleum products are traded in commodity markets, material changes in demand for and the price of fuel worldwide, such as the recent increases in fuel demand in China and India, and financial speculation in these commodities markets, may have a material effect upon the prices we have to pay for fuel and may also reduce our customers' demand for fuel and other products. Almost all of these risks are beyond our control. Nevertheless, we attempt to mitigate our exposure to fuel price market risks in four ways: First, whenever possible, we attempt to maintain supply contracts for diesel fuel with several different suppliers for each of our travel centers; if one supplier has a local problem we may be able to obtain fuel supplies from other suppliers. Second, we maintain modest fuel inventories, generally about three days of fuel sales; modest inventories may mitigate the risk that we are required by competitive or contract conditions to sell fuel for less than its cost in the event of rapid price declines. Third, we sell a majority of our diesel fuel at prices determined by reference to a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to maintain our margin per gallon despite changes in the price we pay for fuel. Finally, we may engage from time to time in some financial hedging of the price of our fuel purchases with futures and other derivative instruments.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

        As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective, as discussed below.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as otherwise indicated below in this Item 9A(T).

Management Report on Assessment of Internal Control Over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. During that assessment, we became aware of a material weakness in our internal control over financial reporting as of December 31, 2007; namely that we did not maintain effective control over the accuracy of reporting as more fully described below.

        During our preparation of this Annual Report on Form 10-K we discovered a material weakness in internal control related to the fact that we had not properly reported in our 2007 quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2007 previously filed with the Securities and Exchange Commission the impact of two elements of our lease of our TA branded sites with Hospitality Trust. We believe Hospitality Trust's commitment to fund up to $125 million of capital expenditures at our TA branded sites should have been previously reported as a tenant allowance under GAAP and that a portion of our lease rent payments recognized as interest expense should have been recognized as a reduction of our capital lease obligations. This weakness was identified during our preparation of the financial statements accompanying the Annual Report on Form 10-K. We have corrected this reporting in this Annual Report on Form 10-K and the accompanying financial statements. As of the date of this Annual Report on Form 10-K, our management has implemented new control procedures to reduce the possibility that our future financial reporting may not reflect GAAP with regard to lease accounting. We are in the process of preparing restated financial statements for the quarterly periods ended March 31, June 30 and September 30, 2007, which will be filed with the Securities and Exchange Commission on amended Quarterly Reports on Form 10-Q; our previously filed Quarterly Reports on Form 10-Q for these periods should no longer be relied upon.

        The following is a summary of our unaudited quarterly results of operations for the first three quarters of 2007 as restated and as previously reported:

(dollars in thousands, except per share amounts):

2007 as restated

		Company
	Predecessor One month Ended January 31, 2007
		Two months Ended March 31, 2007	Second Quarter	Third Quarter
Total revenues	$352,682	$736,470	$1,486,963	$1,783,830
Gross profit (excluding depreciation)	54,510	100,834	195,198	248,114
(Loss) from operations	(42,164)	(16,019)	(10,781)	(11,866)
Net (loss)	$(22,048)	$(9,616)	$(6,339)	$(16,458)
Net (loss) per share:
Basic	$(3.18)	$(1.09)	$(0.72)	$(1.19)
Diluted	$(3.18)	$(1.09)	$(0.72)	$(1.19)

2007 as previously reported

		Company
	Predecessor One month Ended January 31, 2007
		Two months Ended March 31, 2007	Second Quarter	Third Quarter
Total revenues	$352,682	$736,670	$1,487,263	$1,784,130
Gross profit (excluding depreciation)	54,510	101,034	195,498	248,414
(Loss) from operations	(42,164)	(16,955)	(12,092)	(13,063)
Net (loss)	$(22,048)	$(11,029)	$(8,378)	$(21,613)
Net (loss) per share:
Basic	$(3.18)	$(1.25)	$(0.95)	$(1.56)
Diluted	$(3.18)	$(1.25)	$(0.95)	$(1.56)

        This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report is not required to be attested to by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        We have a code of business conduct and ethics that applies to all our representatives, including our officers and directors. Our code of business conduct and ethics is posted on our website, www.tatravelcenters.com. A printed copy of our code of business conduct and ethics is also available free of charge to any person who requests a copy. We intend to disclose any amendments to or waivers of our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and controller (or any person performing similar functions) on our website.

        The remainder of the information required by Item 10 is incorporated by reference to our definitive proxy statement, which will be filed no later than 120 days after the end of our fiscal year. In the event that our definitive proxy statement is not filed within 120 days after the end of our fiscal year because of the pending litigation which affects the content of our proxy statement or otherwise, we expect to file an amendment to this Annual Report on Form 10-K within such time.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference to our definitive proxy statement, which will be filed not later than 120 days after the end of our fiscal year. In the event that our definitive proxy statement is not filed within 120 days after the end of our fiscal year because of the pending litigation which affects the content of our proxy statement or otherwise, we expect to file an amendment to this Annual Report on Form 10-K within such time.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        Equity Compensation Plan Information.    We may grant options and common shares to our officers, directors, employees and other individuals who render services to us, subject to vesting requirements, under our 2007 Equity Compensation Plan, or the Plan. An aggregate of 2,000,000 of our common shares were reserved to be issued under the Plan. In 2007 we issued 345,600 restricted common shares to our directors, officers, employees and others who provide services to us. The terms of grants made under the Plan are determined by our board of directors or a committee thereof at the time of the grant. The following table is as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	None	1,654,400
Equity compensation plans not approved by security holders	None	None	None

Total	None	None	1,654,400

        The remainder of the information required by Item 12 is incorporated by reference to our definitive proxy statement, which will be filed not later than 120 days after the end of our fiscal year. In the event that our definitive proxy statement is not filed within 120 days after the end of our fiscal year because of the pending litigation which affects the content of our proxy statement or otherwise, we expect to file an amendment to this Annual Report on Form 10-K within such time.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is incorporated by reference to our definitive proxy statement, which will be filed not later than 120 days after the end of our fiscal year. In the event that our definitive proxy statement is not filed within 120 days after the end of our fiscal year because of the pending litigation which affects the content of our proxy statement or otherwise, we expect to file an amendment to this Annual Report on Form 10-K within such time.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 is incorporated by reference to our definitive proxy statement, which will be filed not later than 120 days after the end of our fiscal year. In the event that our definitive proxy statement is not filed within 120 days after the end of our fiscal year because of the pending litigation which affects the content of our proxy statement or otherwise, we expect to file an amendment to this Annual Report on Form 10-K within such time.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  a)
  Index to Financial Statements and Financial Statement Schedules

        The following consolidated financial statements and financial statement schedules of TravelCenters of America LLC and its predecessors are included on the pages indicated

Page
TravelCenters of America LLC Audited Financial Statements
Reports of Independent Registered Public Accounting Firms	F-1
Consolidated Balance Sheets as of December 31, 2007 for TravelCenters of America LLC and December 31, 2006 for TravelCenters of America, Inc. (predecessor)	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the eleven months ended December 31, 2007, for TravelCenters of America LLC, and the one month ended January 31, 2007 and the years ended December 31, 2006 and 2005 for TravelCenters of America, Inc. (predecessor)	F-4
Consolidated Statements of Cash Flows for the eleven months ended December 31, 2007, for TravelCenters of America LLC, and the one month ended January 31, 2007 and the years ended December 31, 2006 and 2005 for TravelCenters of America, Inc. (predecessor)	F-5
Consolidated Statement of Nonredeemable Shareholders' Equity for the eleven months ended December 31, 2007, for TravelCenters of America LLC and for the one month ended January 31, 2007 and the years ended December 31, 2006 and 2005 for TravelCenters of America, Inc. (predecessor)	F-6
Schedule II—Valuation and Qualifying Accounts	F-40

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        (b)    Exhibits

2.1	Agreement and Plan of Merger, dated as of September 15, 2006, by and among TravelCenters of America, Inc., Hospitality Properties Trust, HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P. (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-1, filed on December 12, 2006, File No. 333-139272)
2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of January 30, 2007, by and among TravelCenters of America, Inc., Hospitality Properties Trust, HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P. (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K dated February 2, 2007)
2.3
Purchase Agreement, dated as of May 30, 2007, by and among TravelCenters of America LLC, Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P. and the partners of Petro Stopping Centers, L.P. and of Petro Stopping Centers Holdings, L.P. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated June 4, 2007)
3.1	Certificate of Formation of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, filed on December 12, 2006, File No. 333-139272)
3.2
Composite Copy of Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1, filed on June 15, 2007, File No. 333-143814)
10.1
Transaction Agreement, dated as of January 29, 2007, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)
10.2
Management and Shared Services Agreement, dated as of January 31, 2007, by and between TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)
10.3
Lease Agreement, dated as of January 31, 2007, by and among HPT TA Properties Trust and HPT TA Properties LLC, as Landlord, and TA Leasing LLC, as Tenant (Incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)
10.4
Guaranty Agreement, dated as of January 31, 2007, made by TravelCenters of America LLC, TravelCenters of America Holding Company LLC and TA Operating LLC, as Guarantors, for the benefit of HPT TA Properties Trust and HPT TA Properties LLC, as Landlord, under the Lease Agreement, dated as of January 31, 2007, by and among such Landlord and TA Leasing LLC (Incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)
10.5
Lease Agreement, dated as of May 30, 2007, by and among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and Petro Stopping Centers, L.P., as Tenant (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 4, 2007)

10.6
Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, under the Lease Agreement, dated as of May 30, 2007, by and among such Landlord and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated June 4, 2007)
10.7
Indenture, dated as of February 9, 2004, among Petro Stopping Centers, L.P., and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.42 of Petro Stopping Centers Holdings, L.P.'s Current Report on Form 8-K dated February 23, 2004)
10.8
First Supplemental Indenture, dated as of February 9, 2004, among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.43 of Petro Stopping Centers Holdings, L.P.'s Current Report on Form 8-K dated February 23, 2004)
10.9
Freightliner Express Operating Agreement, dated as of July 21, 1999, by and among Freightliner Corporation, TA Operating Corporation, and TA Franchise Systems, Inc. (Incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1, filed on December 12, 2006, File No. 333-139272)
10.10
Amendment No. 1 to Operating Agreement, dated as of November 9, 2000, by and among Freightliner LLC, TA Operating Corporation, and TA Franchise Systems Inc. (Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1, filed on December 12, 2006, File No. 333-139272)
10.11
Amendment No. 2 to Operating Agreement, dated as of April 15, 2003, by and among Freightliner LLC, TA Operating Corporation, and TA Franchise Systems, Inc. (Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1, filed on December 12, 2006, File No. 333-139272)
10.12
Amendment No. 3 to Operating Agreement, dated as of July 26, 2006 by and among Freightliner LLC, TA Operating Corporation, and TA Franchise Systems, Inc. (Incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1, filed on December 12, 2006, File No. 333-139272)
10.13*
Employment Agreement, dated as of February 27, 2007, by and among TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Operating LLC and Timothy L. Doane (Incorporated by reference to Exhibit 10.13 of Amendment No. 1 to our Registration Statement on Form S-1, filed on June 25, 2007, File No. 333-143814)
10.14*
Employment Agreement, dated as of February 27, 2007, by and among TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Operating LLC and James W. George (Incorporated by reference to Exhibit 10.14 of Amendment No. 1 to our Registration Statement on Form S-1, filed on June 25, 2007, File No. 333-143814)
10.15*
Employment Agreement, dated January 1, 2005, by and among TravelCenters of America, Inc., TA Operating Corporation and Joseph A. Szima (Incorporated by reference to Exhibit 10.15 of our Registration Statement on Form S-1, filed on December 12, 2006, File No. 333-139272)

10.16*
Employment Agreement, dated as of April 24, 2007, by and among TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Operating LLC and Steven C. Lee (Incorporated by reference to Exhibit 10.16 of Amendment No. 1 to our Registration Statement on Form S-1, filed on June 25, 2007, File No. 333-143814)
10.17*
2007 Equity Compensation Plan of TravelCenters of America LLC, including form of Share Option Agreement (Incorporated by reference to Exhibit 10.17 of Amendment No. 1 to our Registration Statement on Form S-1, filed on January 12, 2007, File No. 333-139272)
10.18
Loan and Security Agreement, dated as of November 19, 2007, among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wachovia Capital Finance Corporation (Central), as Agent, the entities from time to time parties thereto as Lenders, Wachovia Capital Markets, LLC as Sole Lead Arranger, Manager and Bookrunner and National City Business Credit, Inc. as Syndication Agent (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated November 26, 2007)
10.19*
Form of Restricted Share Agreement under the 2007 Equity Compensation Plan of TravelCenters of America LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated November 30, 2007)
10.20*	Position Agreement Summary, dated as of October 27, 2006, by and between TravelCenters of America, Inc. and L.W. Dockray (Filed herewith)
21.1	Subsidiaries of TravelCenters of America LLC (Incorporated by reference to Exhibit 21.1 of Amendment No. 1 to our Registration Statement on Form S-1, filed on January 12, 2007, File No. 333-139272)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (Filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (Filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (Furnished herewith)

*
Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TravelCenters of America LLC

        We have audited the accompanying consolidated balance sheet of TravelCenters of America LLC ("the Company") as of December 31, 2007, and the related consolidated statements of operations and comprehensive income (loss), nonredeemable shareholders' equity, and cash flows for the period from February 1, 2007 through December 31, 2007 (successor), and for the period from January 1, 2007 through January 31, 2007 (predecessor). Our audits also included the financial statement schedule for the periods from February 1, 2007 through December 31, 2007 (successor), and for the period from January 1, 2007 through January 31, 2007 (predecessor) included in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TravelCenters of America LLC at December 31, 2007, and the consolidated results of its operations and its cash flows for the period from February 1, 2007 through December 31, 2007 (successor), and for the period from January 1, 2007 through January 31, 2007 (predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of TravelCenters of America, Inc.:

        In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows and consolidated statements of nonredeemable stockholders' equity present fairly, in all material respects, the financial position of TravelCenters of America, Inc. and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share based employee compensation effective January 1, 2006.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
March 19, 2007

TravelCenters of America LLC

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2007 Company	2006 Predecessor
Assets
Current assets:
Cash and cash equivalents	$148,876	$55,297
Restricted cash	4,801	—
Restricted investments	271,415	—
Accounts receivable (less allowance for doubtful accounts of $2,327 as of December 31, 2007 and $1,344 as of December 31, 2006)	110,555	91,850
Inventories	148,005	90,350
Deferred income taxes	—	14,806
Leasehold improvement receivable	25,000	—
Other current assets	37,362	14,651

Total current assets	746,014	266,954
Property and equipment, net	397,266	653,668
Goodwill	—	49,681
Intangible assets, net	39,962	1,907
Deferred income taxes	—	438
Leasehold improvement receivable	63,320	—
Other noncurrent assets	16,759	22,944

Total assets	$1,263,321	$995,592

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long term debt	$262,866	$7,019
Accounts payable	154,906	121,198
Other current liabilities	150,011	71,278

Total current liabilities	567,783	199,495
Commitments and contingencies (Note 21)
Long term debt (net of unamortized discount)	—	668,734
Capital lease obligations	105,859	—
Deferred income taxes	—	15,492
Deferred rental allowance	94,760	—
Other noncurrent liabilities	55,479	22,594

Total liabilities	823,881	906,315
Redeemable equity	—	13,403
Nonredeemable shareholders' equity:
Common shares, no par value, 14,489,265 shares issued and outstanding at December 31, 2007	539,476	—
Common shares, par value $0.00001, 20,000,000 shares authorized, 6,937,003 shares issued and outstanding at December 31, 2006	—	3
Preferred stock 5,000,000 shares authorized but unissued at December 31, 2006	—	—
Accumulated other comprehensive income	1,272	1,383
Additional paid in capital	—	224,565
Accumulated deficit	(101,308)	(150,077)

Total nonredeemable shareholders' equity	439,440	75,874

Total liabilities, redeemable equity and nonredeemable shareholders' equity	$1,263,321	$995,592

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share data)

	Company	Predecessor
	Eleven months Ended December 31, 2007	One month Ended January 31, 2007	Years Ended December 31,
			2006	2005
Revenues:
Fuel	$4,778,293	$285,053	$3,905,128	$3,231,853
Non fuel	1,023,126	66,795	868,380	833,500
Rent and royalties	12,056	834	10,006	9,943

Total revenues	5,813,475	352,682	4,783,514	4,075,296
Cost of goods sold (excluding depreciation):
Fuel	4,621,605	270,694	3,761,571	3,102,513
Non fuel	434,596	27,478	361,873	348,267

Total cost of goods sold (excluding depreciation)	5,056,201	298,172	4,123,444	3,450,780
Operating expenses:
Site level operating	525,772	36,093	415,868	409,483
Selling, general & administrative	98,829	8,892	61,347	53,051
Real estate rent	189,988	931	11,011	10,884
Depreciation and amortization	33,892	5,786	71,356	64,774
Impairment of goodwill	15,390	—	—	—
Merger related	—	44,972	4,946	—

Total operating expenses	863,871	96,674	564,528	538,192

Income (loss) from operations	(106,597)	(42,164)	95,542	86,324
Other income	—	—	1,250	1,974
Debt extinguishment expenses	—	(16,140)	—	(39,566)
Equity in income of joint venture	887	—	—	—
Interest income	19,128	1,131	2,155	579
Interest expense	(15,420)	(5,345)	(49,637)	(49,097)

Income (loss) before income taxes	(102,002)	(62,518)	49,310	214
Provision (benefit) for income taxes	(694)	(40,470)	18,277	2,309

Net income (loss)	$(101,308)	$(22,048)	$31,033	$(2,095)
Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments, (net of taxes of $0, $0, $(347) and $347, respectively)	—	—	(674)	674
Foreign currency translation adjustments, (net of taxes of $371, $(47), $(2) and $89, respectively)	1,272	(47)	(9)	270

Comprehensive income (loss)	$(100,036)	$(22,095)	$30,350	$(1,151)

Weighted average shares outstanding:
Basic	11,675	6,937	6,937	6,937
Diluted	11,675	6,937	7,579	6,937
Earnings (loss) per common share:
Basic	$(8.68)	$(3.18)	$4.47	$(0.30)

Diluted	$(8.68)	$(3.18)	$4.09	$(0.30)

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Cash Flows

(in thousands)

		Predecessor
	Company
			Years Ended December 31,
	Eleven Months Ended December 31, 2007	One Month Ended January 31, 2007
			2006	2005
Cash flows from operating activities:
Net income (loss)	$(101,308)	$(22,048)	$31,033	$(2,095)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash rent expense	10,271	—	—	—
Share based compensation expense	1,055	4,268	11,930	8,921
Tender premium and debt discount paid	—	—	—	(32,610)
Depreciation and amortization	33,892	5,786	71,356	64,774
Impairment of goodwill	15,390	—	—	—
Equity in income of joint venture	(887)	—	—	—
Amortization of deferred financing costs	27	267	3,143	3,908
Financing costs expensed upon extinguishment of debt	—	16,140	—	39,566
Deferred income tax provision	(1,252)	(33,827)	9,248	1,235
Provision for doubtful accounts	706	50	40	975
Gain on sale of investment	—	—	—	(1,974)
Changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(16,305)	9,112	(17,524)	(14,836)
Inventories	(24,304)	4,779	(2,648)	(11,237)
Other current assets	(11,802)	(10,452)	(2,795)	(1,078)
Accounts payable and other accrued liabilities	(40,314)	59,966	7,374	27,073
Cash received for leasehold improvements	25,000	—	—	—
Other, net	(5,021)	5,984	(3,671)	(1,640)

Net cash provided by (used in) operating activities	(114,852)	40,025	107,486	80,982

Cash flows from investing activities:
Acquisitions of businesses	(44,102)	—	—	(1,180)
Proceeds from asset sales	—	35	2,652	2,785
Capital expenditures	(138,123)	(7,176)	(92,810)	(85,403)
Proceeds from asset sales to Hospitality Trust	1,438	—	—	—

Net cash used in investing activities	(180,787)	(7,141)	(90,158)	(83,798)

Cash flows from financing activities:
Increase/(decrease) in checks drawn in excess of bank balances	—	(8,170)	(2,564)	7,190
Revolving loan borrowing (repayments), net	—	—	—	(25,000)
Proceeds from issuance of common stock	205,301	—	—	—
Long term debt repayments	—	(54)	(7,009)	(650,110)
Long-term debt borrowing	—	—	—	680,000
Debt issuance costs	(1,163)	—	—	(5,039)
Debt extinguishment and refinancing costs paid	—	—	—	(2,603)
Cash deposited to secure letters of credit	(4,801)	—	—	—
Other, net	—	—	—	38

Net cash provided by (used in) financing activities	199,337	(8,224)	(9,573)	4,476

Effect of exchange rate changes on cash	169	(7)	(5)	41

Net increase (decrease) in cash	(96,133)	24,653	7,750	1,701
Cash and cash equivalents at the beginning of the period	245,009	55,297	47,547	45,846

Cash and cash equivalents at the end of the period	$148,876	$79,950	$55,297	$47,547

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Nonredeemable Shareholders' Equity

(in thousands, except share data)

	Company	Predecessor
	Eleven months Ended December 31, 2007	One month Ended January 31, 2007	Years Ended December 31,
			2006	2005
Common shares and other nonredeemable shareholders' equity:
Common Shares:
Balance at the beginning of period	$—	$3	$3	$3
Shares issued in the HPT Transaction	333,120	—	—	—
Share issuances	205,301	—	—	—
Grants under equity incentive plan	1,055	—	—	—

Balance at the end of period	539,476	3	3	3
Additional paid in capital:
Balance at the beginning of period	—	224,565	224,413	215,743
Share options	—	—	152	8,670

Balance at end of period	—	224,565	224,565	224,413

Total common shares and other nonredeemable shareholders' equity	539,476	224,568	224,568	224,416

Accumulated other comprehensive income:
Balance at the beginning of period	—	1,383	2,066	1,122
Change in fair value of interest rate swap agreement, net of tax	—	—	(674)	674
Foreign currency translation adjustments, net of tax	1,272	(47)	(9)	270

Balance at end of period	1,272	1,336	1,383	2,066

Accumulated deficit:
Balance at the beginning of period	—	(150,077)	(181,110)	(179,015)
Net income (loss)	(101,308)	(22,048)	31,033	(2,095)

Balance at end of period	(101,308)	(172,125)	(150,077)	(181,110)

Total nonredeemable shareholders' equity	$439,440	$53,779	$75,874	$45,372

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Notes to Consolidated Financial Statements

(dollars in thousands)

1. Basis of Presentation, Business Description and Organization

        TravelCenters of America LLC, which we refer to as the Company or we, us and our, operates and franchises travel centers under the "TravelCenters of America," "TA" and "Petro" brands primarily along the U.S. interstate highway system. Our customers include long haul trucking fleets and their drivers, independent truck drivers and motorists.

        At December 31, 2007, our geographically diverse business included 236 travel centers in 41 U.S. states and in Canada. As of March 15, 2008, we operated 189 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 47 of these travel centers including 10 travel centers which our franchisees sublease from us and 37 travel centers which our franchisees own or lease from other parties.

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

        On January 31, 2007, Hospitality Trust acquired Travel Centers of America, Inc., our predecessor, through a merger of a subsidiary of ours with and into TravelCenters of America, Inc., restructured the business of our predecessor and distributed our then outstanding shares to its shareholders in a spin off transaction.

        The principal effects of the restructuring were that (i) our predecessor became our 100% owned subsidiary, (ii) subsidiaries of Hospitality Trust that we do not own became owners of the real estate at substantially all of the travel centers and certain other assets previously owned by our predecessor as of January 31, 2007, (iii) we entered a lease of that real estate and those other assets, which we refer to as the TA Lease, and (iv) all of the outstanding indebtedness of our predecessor was repaid in full, which series of transactions we refer to as the HPT Transaction (see Note 5). We retained the balance of the assets previously owned by our predecessor and continue their operation.

        On May 30, 2007, we acquired Petro Stopping Centers, L.P., or Petro, from Petro Stopping Centers Holdings, L.P., or Petro Holdings (see Note 5). Also on May 30, 2007, Hospitality Trust acquired Petro Holdings, which owned the real estate of 40 Petro travel centers. Simultaneously with Hospitality Trust's acquisition of this real estate, we leased these 40 travel centers from Hospitality Trust. We refer to this lease as the Petro Lease.

        In connection with the HPT Transaction and our acquisition of Petro, or the Petro Acquisition, we accounted for our acquired assets and liabilities at their respective fair values, in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141). Accordingly, our balance sheet is not comparable with the balance sheet of our predecessor as of December 31, 2006, which is included herein. Similarly, significant differences exist between our statement of operations and comprehensive income (loss) and that of our predecessor. Our results include rent and interest expense related to our leases with Hospitality Trust while our predecessor's

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

1. Basis of Presentation, Business Description and Organization (Continued)

results included interest expense related to funded debt, debt extinguishment expense, merger related expenses and a larger depreciation and amortization expense amount.

2. Summary of Significant Accounting Policies

        Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Revenue Recognition.    Sales revenues and related costs are recognized at the time of delivery of motor fuel to customers at either the terminal or the customer's facility for wholesale fuel sales and at the time of final sale to consumers at our company operated travel centers for retail fuel and nonfuel sales. The estimated cost to us of the redemption by customers of our loyalty program points is recorded as a discount against gross sales in determining the net sales amount presented in our consolidated statement of operations and comprehensive income (loss).

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

        Franchise royalty revenues are collected and recognized monthly and are determined as a percentage of the franchisees' revenues. Initial franchise fee revenues are recognized at the point when the franchisee opens for business under our brand name, which is when we have fulfilled all of our initial obligations under the related agreements. Total initial franchise fees recognized in revenue were $100 in each of 2007 and 2005 and $200 in 2006.

        Motor Fuel and Sales Taxes.    We collect certain motor fuel and sales taxes from consumers and remit those taxes to the appropriate governmental agency. These taxes are not included in the accompanying consolidated statements of operations and comprehensive income (loss).

        Earnings Per Share.    Basic earnings per common share is calculated by dividing net income or loss (and income from continuing operations, cumulative effect of a change in accounting, extraordinary items and/or discontinued operations, if applicable) by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive share options and warrants, using the treasury stock method. See Note 6 for further discussion.

        Cash and Cash Equivalents.    We consider all highly liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents. The carrying amount of cash and cash equivalents is equal to its fair value.

        Restricted Cash and Restricted Investments.    Restricted cash consists of amounts deposited with financial institutions to secure certain letters of credit. Restricted investments consist of U.S. treasury

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

2. Summary of Significant Accounting Policies (Continued)

obligations held in trust for the purpose of redeeming the indebtedness assumed and defeased at the time of the Petro Acquisition.

        Accounts Receivable and Allowance for Doubtful Accounts.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable losses in our existing accounts receivable. We determine the allowance based on customer risk assessment and historical write off experience. Past due balances over specific amounts and in excess of specified amounts are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. Some of our customers at Petro branded locations are billed for fuel purchases by a third party which settles those transactions with us. In certain circumstances involving nonpayment by a customer, the payments we receive are subject to our repayment to this third party. We do not have any other off balance sheet credit exposure related to our customers.

        Leasehold improvements receivable.    In connection with the commitment by Hospitality Trust to fund up to $125,000 of capital projects at the sites we lease under the TA Lease, we recognized a receivable of the discounted value of the expected future amounts to be received from Hospitality Trust, based upon our expected timing of receipt of these future payments. This receivable is being accreted over the time this receivable is expected to be received, and such accretion is recognized as interest income.

        Inventories.    Inventories are stated at the lower of cost or market value, cost being determined principally on the weighted average cost method.

        Property and Equipment.    Property and equipment we acquired as a result of the HPT Transaction and Petro Acquisition was recorded based on the fair market values as of the date of those transactions. All other property and equipment is recorded at cost. We depreciate our property and equipment on a straight line basis over the following estimated useful lives of the assets:

Buildings and site improvements	15-40 years
Machinery and equipment	3-15 years
Furniture and fixtures	5-10 years

        Leasehold improvements are depreciated over the shorter of the lives shown above or the remaining term of the underlying lease. Repair and maintenance costs are charged to expense as incurred, while major renewals and betterments are capitalized. The cost and related accumulated depreciation of property and equipment sold, replaced or otherwise disposed of are removed from the accounts. Any resulting gains or losses are recognized in operations. See Note 9.

        Intangible Assets.    Acquired intangible assets, other than goodwill, are initially recognized based on their fair value. Those intangible assets acquired in a business combination are initially recognized in accordance with FAS 141. FAS 141 requires an allocation of purchase price to all assets and liabilities acquired, including those intangible assets that arise from contractual or other legal rights or are otherwise capable of being separated or divided from the acquired entity (but excluding goodwill), based on the relative fair values of the acquired assets and liabilities. Any excess of acquisition cost

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

2. Summary of Significant Accounting Policies (Continued)

over the fair value of the acquired net assets is recorded as goodwill. Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives or that are inherent in a continuing business and related to the entity as a whole are expensed as incurred. Intangible assets with finite lives are amortized on a straight-line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them. Goodwill and intangible assets with indefinite lives are not amortized but are reviewed each year (or more frequently if impairment indicators arise) for impairment. See Note 10.

        Internal Use Software Costs.    During the application development stage of an internal use computer software project, we capitalize (i) the external direct costs of materials and services consumed in developing or obtaining the internal-use computer software, (ii) to the extent of time spent directly on the project, payroll costs of employees directly associated with, and who devote time to, the project, and (iii) related interest costs incurred. Internal and external costs incurred in the preliminary project stage and post-implementation stage, such as for exploring alternative technologies, vendor selection and maintenance, are expensed as incurred, as are all training costs. The costs of significant upgrades and enhancements that result in additional functionality are accounted for in the same manner as similar costs for new software projects. The costs of all other upgrades and enhancements are expensed as incurred. The amounts capitalized in accordance with this policy are included in the property and equipment balances in our consolidated balance sheet.

        Impairment of Long Lived Assets.    Impairment charges are recognized when the carrying value of a long lived asset group to be held and used in the business is not recoverable and exceeds its fair value, and when the carrying value of a long-lived asset to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Such impairment charges are recognized in the period during which the circumstances surrounding an asset to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset is made. Such tests are performed at the individual travel center level. In addition, intangible assets are subjected to further evaluation and impairment charges are recognized when events and circumstances indicate the carrying value of the intangible asset exceeds the fair market value of the asset. Impairment charges, when required, are included in depreciation and amortization expense in our consolidated statement of operations and comprehensive income (loss).

        Deferred Financing Costs.    We capitalize costs incurred to borrow and we amortize that cost as interest expense over the term of the related borrowing. Deferred financing costs were $1,136 and $15,462 at December 31, 2007 and 2006, respectively, net of accumulated amortization of $27 and $6,040, respectively, and are included in other noncurrent assets in our consolidated balance sheet. Future amortization of deferred financing fees to be recognized by us during the term of our revolving credit facility is approximately $232 in 2008 through 2011 and $206 in 2012.

        Classification of Costs and Expenses.    Cost of goods sold (excluding depreciation) represents the costs of fuels and other products sold, including freight. Site level operating expenses principally represent costs incurred in operating our travel centers, consisting primarily of labor, maintenance, supplies, utilities, property taxes, inventory losses and credit card transaction fees.

        Operating Lease Expense.    Rent under operating leases without scheduled rent increases is charged to expense over the lease term as it becomes payable. Certain operating leases specify scheduled rent

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

2. Summary of Significant Accounting Policies (Continued)

increases over the lease term. The effects of those scheduled rent increases are recognized in rent expense over the lease term on a straight line basis.

        Share Based Employee Compensation.    We account for share based compensation under Statement of Financial Accounting Standards No. 123 (Revised), "Share-Based Payment" (FAS 123R). The awards made under our equity incentive plan to date have consisted of share grants and not share options. The compensation expense related to share grants is determined based on the market value of our shares on the date of grant, with the aggregate value of the granted shares amortized into operations over the related vesting period. Share based compensation expense is included in selling, general and administrative expenses in our consolidated statement of operations and comprehensive income (loss).

        Until January 1, 2006, our predecessor accounted for share based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective January 1, 2006, our predecessor adopted FAS 123R. See Note 3 for further discussion of this change in accounting principle. Options were granted to certain members of our predecessor's management in 2001. There have been no grants of options since that time. For granted options that vested over time, no compensation expense was recognized, as all of those options had an exercise price equal to or greater than the market value of the underlying common stock at the date of grant. For granted options that vested based on attaining certain measures of performance, compensation expense was recognized when it became probable that the performance triggers for such options would be achieved. See Note 16 for further discussion of our share based compensation plans and related amounts recognized, as well as a table that illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of FAS 123R to all share based payment transactions.

        Environmental Remediation    We provide for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation expenses are included within site level operating expenses in our consolidated statement of operations and comprehensive income (loss). Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. If recoveries of remediation costs from third parties are probable, a receivable is recorded. In our consolidated balance sheet, the accrual for environmental matters is included in other noncurrent liabilities, with the amount estimated to be expended within the subsequent twelve months included in the other accrued liabilities balance.

        Defined Contribution Plan.    We sponsor a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. Our contributions to the plans are based on employee contributions and compensation and are recognized in operating expenses in the period incurred.

        Asset Retirement Obligations.    We recognize the future costs to remove our underground storage tanks, and to remove leasehold improvements as required at expiration of the respective leases, over the estimated useful lives of each tank, or leasehold improvement, in accordance with the provisions of FAS 143, "Accounting for Asset Retirement Obligations". A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long lived asset is recorded at the time an underground storage tank or leasehold improvement is installed. We

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

2. Summary of Significant Accounting Policies (Continued)

amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the lesser of the remaining life of the respective underground storage tank or leasehold improvement. The estimated liability is based on historical experiences in removing these assets, estimated useful lives, external estimates as to the cost to remove the assets in the future and regulatory and/or contractual requirements. The liability is a discounted liability using a credit adjusted risk free rate. Revisions to the liability could occur due to changes in removal costs, asset useful lives or if new regulations regarding the removal of such tanks are enacted and/or amendments to the lease contracts are negotiated. See Note 9.

        Deferred Rental Allowance.    In connection with the commitment by Hospitality Trust to fund up to $125,000 of capital projects at the sites we lease under the TA Lease, we recognized a deferred rental allowance for the amount of our unearned tenant allowance, which initially was equal to the leasehold improvements receivable. The deferred rental allowance is being amortized on a straight line basis over the term of the lease as a reduction to rent expense.

        Capital Lease Obligations.    The HPT Transaction required us to evaluate our TA Lease under Statement of Financial Accounting Standards No. 98, or FAS 98. Under FAS 98, we were required to recognize in our consolidated balance sheet the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from Hospitality Trust because more than a minor portion of those travel centers is subleased to third parties, and one travel center did not qualify for operating lease treatment for other reasons. Accordingly, we recorded the leased assets at these travel centers at an amount equal to Hospitality Trust's recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as capital lease obligations in our consolidated balance sheet. A portion of the rent payments related to these assets is recognized as a reduction of the capital lease obligations and a portion is recognized as interest expense in our consolidated statement of operations and comprehensive income (loss). The allocation of these rent payments to the liability and to interest expense is determined using the effective interest method.

        Income Taxes.    Deferred income tax assets and liabilities are established to reflect the future tax consequences of differences between the tax bases and financial statement bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance when it is no longer more likely than not the deferred tax asset will be realized.

        Concentration of Credit Risk.    We grant credit to our trucking company customers and are therefore exposed to a concentration of our accounts receivable from that one industry. We may require letters of credit or other collateral from customers based on our evaluation of their credit worthiness. Allowances for doubtful accounts and notes receivable are maintained based on historical payment patterns, aging of accounts receivable, periodic review of our customers' financial condition and actual write-off history.

        Derivative Instruments.    We recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. We designate our derivatives based upon criteria established in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). For a derivative designated as a fair value hedge, the change in fair value is recognized in earnings in the period of change

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

2. Summary of Significant Accounting Policies (Continued)

together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Our predecessor used derivatives to manage risk arising from changes in interest rates and to decrease the volatility of earnings and cash flows associated with changes in interest rates. See Note 22.

        Fair Value of Financial Instruments.    The fair values of financial instruments classified as current assets or current liabilities, other than the current maturities of long term debt, approximate the carrying values due to the short-term maturity of the instruments. The fair value of the debt acquired in the Petro Acquisition that is presented as current maturities of long term debt was estimated based on the present value of the cash payments of the defeased debt. The fair value of our predecessor's fixed rate indebtedness that was not publicly traded was estimated based on the current borrowing rates available to our predecessor for financings with similar terms and maturities.

        Reclassifications.    Certain reclassifications of 2006 and 2005 data have been made within these financial statements to conform to the current year presentation.

3. Change in Accounting Principle

        Effective January 1, 2006, our predecessor adopted FAS 123R, which replaced Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (FAS 123), and superseded Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). FAS 123R requires compensation cost relating to share based payment transactions be recognized in the financial statements. Our predecessor adopted FAS 123R using the prospective approach; accordingly, prior periods were not restated. There was no effect on the balance sheet or results of operations as a result of the adoption of FAS 123R. Prior to January 1, 2006, our predecessor measured compensation costs related to share based payments under APB 25, as permitted by FAS 123, and provided pro forma disclosure in the notes to financial statements as required by FAS 123 and FAS 148.

        Under APB 25, our predecessor accounted for share options using the intrinsic value method of accounting. For share options that vested based on the passage of time, no share based compensation expense was reflected in the consolidated statements of operations because for all such options the exercise price equaled the estimated market value of the underlying share on the date of grant. For share options that vested based on attaining specified financial return performance targets, no share based compensation cost was reflected in the consolidated statements of operations until such time as attaining the targets was determined to be probable, which was not the case for the share options granted under the 2001 share plan until the fourth quarter of 2005. Neither we nor our predecessor have granted share options since the adoption of FAS 123R, but in April 2006 our predecessor modified certain of its outstanding share options and, accordingly, began accounting for these modified share options as prescribed by FAS 123R. As a result, our predecessor recognized share based compensation expense with respect to these modified share options in the financial statements for 2006. See Note 16 for additional discussion of share based compensation.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

4. Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or FAS 157. FAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. FAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. FAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of FAS 157 would have on its financial position or results of operations.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115" (FAS 159). FAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or when an event triggers a new basis of accounting for an existing asset or liability. FAS 159 will be effective beginning with the first quarter of 2008. At this time we do not expect to elect to remeasure any of our existing financial assets or liabilities under the provisions of FAS 159.

5. HPT Transaction and Petro Acquisition

        HPT Transaction.    On January 31, 2007, HPT completed its acquisition of our predecessor pursuant to the Agreement and Plan of Merger dated as of September 15, 2006, as amended. Upon completion of the acquisition, HPT restructured the business of our predecessor and distributed all of our then outstanding common shares to its stockholders in a spin off transaction.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

5. HPT Transaction and Petro Acquisition (Continued)

        The following table summarizes the amounts assigned, based on their fair values, to those assets and liabilities for which we became the owner as a result of HPT's restructuring of our predecessor as of January 31, 2007.

Current assets	$460,417
Property and equipment	231,996
Goodwill	15,390
Intangible assets	23,674
Leasehold improvement receivable	82,733
Other noncurrent assets	9,852

Total assets acquired	824,062
Current liabilities	247,999
Capital lease obligations	107,620
Deferred taxes	1,262
Deferred rental allowance	101,528
Noncurrent liabilities	32,533

Net assets acquired	$333,120

        Petro Acquisition.    On May 30, 2007, we acquired Petro for approximately $63,567. In addition, we assumed Petro's outstanding 9% Senior Secured Notes due 2012, or the 9% Notes, with a face amount of $250,000 and a fair value of $270,399, which had been defeased. We also paid $1,230 of direct acquisition costs and accrued certain other liabilities. Also on May 30, 2007, Hospitality Trust acquired the real estate of 40 Petro travel centers, and simultaneously with Hospitality Trust's acquisition of this real estate, we entered the Petro Lease for these 40 locations.

        The assets we acquired in the Petro Acquisition included:

  •
  Two travel centers owned and operated by Petro.

  •
  Two travel centers that Petro leased from parties other than Hospitality Trust.

  •
  A minority interest in a joint venture which owns a travel center that is managed by Petro.

  •
  Contract rights as franchisor of 24 Petro travel centers.

  •
  Four land parcels which we believe are suitable for development of new travel centers.

  •
  Certain personal property, contract rights and all of the working capital associated with the 44 sites operated by Petro.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

5. HPT Transaction and Petro Acquisition (Continued)

        The aggregate acquisition cost was $436,427, which was comprised of the following:

Calculation of acquisition cost for Petro Stopping Centers, L.P.:
Cash consideration	$63,567
Assumed indebtedness defeased at closing	270,399
Other assumed liabilities	101,231
Other direct acquisition costs	1,230

Total acquisition cost	$436,427

        The following table summarizes the amounts assigned, based on their fair values, to the assets and liabilities acquired in the Petro Acquisition. The following amounts are preliminary and represent our best estimates of the fair values of the assets and liabilities and therefore are subject to change.

Cash and cash equivalents	$42,205
Restricted investments (defeasance deposit)	277,164
Other current assets	54,061
Property and equipment	33,587
Intangible assets	20,136
Other noncurrent assets	9,272

Total assets acquired	436,427
Indebtedness (defeased)	270,399
Current liabilities	98,296
Other noncurrent liabilities	2,935

Net assets acquired	$64,797

        Of the $20,136 of acquired intangible assets, $7,906 was assigned to registered trademarks that are not subject to amortization. The remaining $12,230 of acquired intangible assets is being amortized over a useful life of 20 years.

        Simultaneously with our Petro Acquisition and the commencement of the Petro Lease, the 9% Notes were defeased with a defeasance deposit of restricted investments. The 9% Notes were repaid in February 2008 with the proceeds from the restricted investments.

        Pro Forma Information.    The following unaudited pro forma information presents our results of operations as if both the HPT Transaction and the Petro Acquisition had occurred at the beginning of the period presented:

	Years Ended December 31,
	2007	2006
Total revenues	$6,920,389	$6,639,353
Net loss	$(146,867)	$(29,077)
Loss per common share	$(12.58)	$(4.19)

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

5. HPT Transaction and Petro Acquisition (Continued)

        These pro forma results of operations have been prepared for comparative purposes only and are not intended to be indicative of the results of operations that actually would have resulted had the HPT Transaction and the Petro Acquisition occurred at the beginning of the periods presented, or that may result in the future. The pro forma net loss for the year ended December 31, 2007, reflected $66,554 of merger related expenses, $16,662 of debt extinguishment expenses and $4,268 of share based compensation expense, each incurred by our predecessor or Petro as a result of the HPT Transaction or the Petro Acquisition, and $15,251 of expenses related to employee retention and separation payments. We do not include motor fuel taxes in our fuel revenues and fuel cost of sales; however, prior to the Petro Acquisition, Petro included motor fuel taxes in its fuel revenues and fuel cost of sales. These amounts, for periods prior to May 30, 2007, have not been removed from Petro's reported revenues. The pro forma total revenue amounts presented above for the years ended December 31, 2007 and 2006 include $130,241 and $313,066, respectively, of motor fuel taxes that were also included in fuel cost of sales.

6. Earnings Per Share

        During the year ended December 31, 2007, we issued 5,335,090 common shares for net proceeds of $205,301 after underwriter discounts and commissions and other costs of the offering. We also issued 345,600 common shares under our equity incentive plan. See Note 16.

        The following table reconciles our predecessor's basic earnings per common share to diluted earnings per common share. The assumed exercise of our predecessor's share options and warrants would have had an anti-dilutive effect on loss per common share for the one month period ended January 31, 2007. Our unvested common share grants had an anti-dilutive effect on our loss per common share for the eleven months ended December 31, 2007.

	Company	Predecessor
	Eleven Months Ended December 31, 2007		Years Ended December 31,
		One Month Ended January 31, 2007
			2006	2005
		(share amounts in thousand)
Determination of shares:
Weighted average common shares outstanding	11,675	6,937	6,937	6,937
Incremental shares attributable to the assumed exercise of dilutive share options	—	—	365	—
Incremental shares attributable to the assumed exercise of warrants	—	—	277	—

Diluted weighted average common shares outstanding	11,675	6,937	7,579	6,937

Basic earnings (loss) per common share	$(8.68)	$(3.18)	$4.47	$(0.30)
Diluted earnings (loss) per common share	$(8.68)	$(3.18)	$4.09	$(0.30)

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

7. Comprehensive Income

        Income tax provision related to other comprehensive income consisted of the following:

	Company	Predecessor
	Eleven Months Ended December 31, 2007		Years Ended December 31,
		One Month Ended January 31, 2007
			2006	2005
Related to gain (loss) on derivative instruments	$—	$—	$(347)	$347
Related to foreign currency translation adjustments	371	(47)	(2)	89

Total	$371	$(47)	$(349)	$436

8. Inventories

        Inventories at December 31, 2007 and 2006 consisted of the following:

	Company	Predecessor
	2007	2006
Non fuel merchandise	$105,222	$71,821
Petroleum products	42,783	18,529

Total inventories	$148,005	$90,350

9. Property and Equipment

        Property and equipment, at cost, as of December 31, 2007 and 2006 consisted of the following:

	Company	Predecessor
	2007	2006
Land	$102,635	$82,523
Buildings	108,242	627,509
Machinery, equipment and furniture	108,143	357,083
Leasehold improvements	44,958	20,719
Construction in progress	61,854	44,879

	425,832	1,132,713
Less: accumulated depreciation and amortization	28,566	479,045

Property and equipment, net	$397,266	$653,668

        Total depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $35,019, $71,991 and $64,655, respectively. Prior to 2007, our predecessor capitalized certain internal costs associated with capital investment and development program. For the years ended December 31, 2006 and 2005 the amounts capitalized were $1,598 and $3,110 respectively. We no longer follow this practice and, as we did not retain the related assets in the HPT Transaction, there was no balance of such costs as of December 31, 2007.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

9. Property and Equipment (Continued)

        We are obligated to remove underground storage tanks and to remove certain other assets at certain sites we lease. Under the leases with Hospitality Trust, we are obligated to pay to Hospitality Trust at lease expiration an amount equal to an estimate of the asset retirement obligation we would have if we owned the underlying asset. We evaluate our asset retirement obligations based on estimated tank useful lives, internal and external estimates of the cost to remove the tanks and related obligations in the future, and regulatory or contractual requirements. We recognized an asset retirement obligation as of January 31, 2007, of $10,197, and we recorded an additional asset retirement obligation of $2,935 as a result of the Petro Acquisition on May 30, 2007. A reconciliation of our asset retirement obligation liability, which is included within other noncurrent liabilities in our consolidated balance sheet, for the last three years follows:

	Company	Predecessor
	Eleven Months Ended December 31, 2007		Years Ended December 31,
		One Month Ended January 31, 2007
			2006	2005
Balance at beginning of period	$10,197	$1,343	$845	$760
Liabilities acquired	3,023	—	2	—
Liabilities settled	—	—	(9)	(10)
Accretion expense	800	14	153	95
Revisions to estimates	—	—	352	—

Balance at end of period	$14,020	$1,357	$1,343	$845

10. Goodwill and Intangible Assets

        Goodwill.    Acquired goodwill is recorded based on the excess of amounts paid to the seller over the fair value of identifiable assets acquired less liabilities assumed. The changes in the carrying amount of goodwill for the last three years were as follows:

		Predecessor
	Company
			Years Ended December 31,
	Eleven Months Ended December 31, 2007	One Month Ended January 31, 2007
			2006	2005
Balance as of beginning of period	$—	$49,681	$49,681	$48,898
Goodwill recorded in HPT Transaction	15,390	—	—	—
Goodwill recorded during the period	—	—	—	783
Goodwill impairment charge recorded during the period	(15,390)

Balance as of end of period	$—	$49,681	$49,681	$49,681

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

10. Goodwill and Intangible Assets (Continued)

        Intangible Assets.    Acquired intangible assets are recorded based on their fair market values as of their acquisition dates. Intangible assets, net, as of December 31, 2007 and 2006, consisted of the following:

	Company	Predecessor
	2007	2006
Amortizable intangible assets:
Franchise agreements	$29,527	$—
Leasehold interest	3,174	1,724
Other	3,203	1,396

Total amortizable intangible assets	35,904	3,120
Less—accumulated amortization	(3,848)	(2,611)

Net carrying value of amortizable intangible assets	32,056	509
Carrying value of trademarks	7,906	1,398

Intangible assets, net	$39,962	$1,907

        Total amortization expense for amortizable intangible assets for the years ended December 31, 2007, 2006 and 2005 was $3,879, $60 and $130, respectively. The aggregate amortization expense for our amortizable intangible assets is estimated to be $4,333 for 2008, $3,361 for 2009, $3,340 for 2010 and 2011, and $2,375 for 2012.

11. Other Current Liabilities

        Other current liabilities, as of December 31, 2007 and 2006, consisted of the following:

	Company	Predecessor
	2007	2006
Taxes payable, other than income taxes	$29,346	$26,747
Accrued wages and benefits	28,647	16,734
Interest payable	9,333	1,001
Rent payable to Hospitality Trust	17,987	—
Loyalty program points reserve	9,853	2,083
Deferred rental allowance	6,769	—
Environmental reserve	7,214	4,165
Accrued capital expenditures	20,170	6,673
Other accrued liabilities	20,692	13,875

Total other accrued liabilities	$150,011	$71,278

12. Revolving Credit Facility

        In November 2007, we entered a $100,000 revolving credit agreement, or credit facility, with Wachovia Capital Finance Corporation (Central), National City Business Credit, Inc., Bank of America, N.A., U.S. Bank National Association, UBS Loan Finance LLC and Royal Bank of Canada.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

12. Revolving Credit Facility (Continued)

        We and our major subsidiaries are borrowers or guarantors of this credit facility. A maximum of $100,000 may be drawn, repaid and redrawn until maturity in November 2012. The maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender approvals, the maximum amount may be increased to $200,000. The credit facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Credit facility borrowings bear interest at LIBOR plus a spread (currently 100 basis points, subject to adjustment based upon facility availability and utilization and other requirements), and are secured principally by our accounts receivable and inventory.

        The credit facility requires maintenance of collateral, limits the incurrence of debt and liens, restricts the making of certain investments and the payment of dividends and other distributions in certain circumstances, requires a minimum fixed charge ratio under certain circumstances and has other customary covenants, events of default and other provisions. The credit facility provides for acceleration of payment of principal and interest upon an event of default. Events of default include, but are not limited to, failure to pay interest or other amounts due, changes in control of us, as defined in the credit facility, and our default of our lease agreements with Hospitality Trust or our management and shared services agreement with Reit Management & Research LLC, or Reit Management which continues for more than the applicable cure period.

        At December 31, 2007, there were no amounts outstanding for borrowed money under the credit facility but we had issued $32,971 of letters of credit under the credit facility. We generally issue letters of credit to secure certain insurance, fuel tax and other obligations. At December 31, 2007, we had outstanding $1,197 of letters of credit originally issued by Petro prior to the Petro Acquisition that were secured by $1,271 of cash deposits restricted for that purpose and which were replaced with new letters of credit backed by our credit facility.

        Until January 31, 2007, our predecessor had available a revolving credit facility of $150,000. The interest rate for each borrowing under this revolving credit facility was based on either a prime rate-based alternate base rate or a LIBOR rate, plus a credit spread. There were no outstanding borrowings under this revolving credit facility at December 31, 2006, but there were $21,570 of letters of credit issued under this facility. This facility was terminated on January 31, 2007 as part of the HPT Transaction. See Note 13 for additional information regarding this facility and all of our indebtedness.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

13. Indebtedness

        Long term debt (net of unamortized discount) consisted of the following:

		Company	Predecessor
	Maturity	December 31, 2007	December 31, 2006
9% Notes	2012	$250,000	$—
2005 Term Loan	2011	—	673,200
Note payable	2018	—	3,508

Total		250,000	676,708
Less: amounts due within one year		(250,000)	(7,019)
Less: unamortized discount		—	(955)

Long term debt (net of unamortized discount)		$—	$668,734

        The 9% Notes.    Simultaneously with the Petro Acquisition, we and Hospitality Trust made arrangements to call Petro's 9% Notes by depositing with the trustee for the 9% Notes U.S. Treasury obligations sufficient to effect a covenant defeasance, to pay all of the interest due on the 9% Notes until the redemption date and to pay the full amount of the 9% Notes, including the redemption premium, on the redemption date of February 15, 2008. On December 31, 2007, $250,000 in principal amount of the 9% Notes was outstanding. The 9% Notes are our obligations and remained so until the redemption date, and are included on our balance sheet as of December 31, 2007, at their estimated fair value, which takes into account the redemption premium. On February 15, 2008, the 9% Notes, along with the redemption premium and accrued interest, were repaid in full with the proceeds from the restricted investments.

        2005 Term Loan.    In 2005, our predecessor borrowed $680,000 under a term loan facility. Term loan principal payments of $1,700 were due quarterly, beginning March 2006 through September 2011 with the remaining balance due at maturity. The term loan facility was to mature on December 1, 2011. Interest accrued at variable annual rates based on adjusted LIBOR plus 1.75% or a prime rate-based alternate base rate (ABR) plus 0.75%. At December 31, 2006, the term loan was comprised of borrowings at a rate of 7.1% for interest periods that ended on January 31, 2007. This indebtedness was repaid in full on January 31, 2007 as part of the HPT Transaction.

        Note Payable.    On September 1, 1998, in connection with the purchase of the operating assets of a leased travel center, our predecessor issued a note payable to the former operator of the travel center for $4,919. The note required annual interest at 5% and required quarterly payments of principal and interest of $98 through October 1, 2018. The note was recorded net of a discount of $1,875. This note was collateralized by a mortgage interest in the related travel center. This indebtedness was repaid in full on January 31, 2007 as part of the HPT Transaction.

        Debt Extinguishments Expense and Debt Issuance Costs.    Our predecessor recognized a charge to debt extinguishment and refinancing expense of $39,566 and capitalized as deferred financing costs $5,039 associated with its term loan and revolving credit agreements. The full amount of unamortized deferred financing costs and unamortized debt discount was charged to expense in January 2007 as a result of the HPT Transaction.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

13. Indebtedness (Continued)

        Fair Value.    The fair value of long term debt at December 31, 2007 and 2006 was $262,866 (representing the fair value of the defeased 9% Notes) and $676,708, respectively.

14. Leasing Transactions

        As a lessee.    We have entered into lease agreements covering most of our travel center locations, warehouse and office space, computer and office equipment and vehicles, with the most significant leases being the two we have entered with Hospitality Trust as further described below. Certain leases include renewal options, and certain leases include escalation clauses and purchase options. Future minimum lease payments required under our operating leases that had remaining noncancelable lease terms in excess of one year, as of December 31, 2007, were as follows:

Year ending December 31,	Total
2008	$237,246
2009	239,711
2010	242,822
2011	246,347
2012	250,305
Thereafter	2,541,178

Total	$3,757,809

        Rent expense under our operating leases consisted of the following:

			Year Ended December 31,
	Eleven months ended December 31, 2007	One month ended January 31, 2007
			2006	2005
Minimum rent	$196,399	$1,418	$16,962	$15,978
Minimum rent included in interest expense	8,806	—	—	—
Contingent rent	127	3	107	101

Total rent expense	$205,332	$1,421	$17,069	$16,079

        Our leases with Hospitality Trust are "triple net" leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, inventories, services to customers, repairs and maintenance, insurance, real estate and personal property taxes and ground lease payments. The TravelCenters Lease expires on December 31, 2022, and minimum rent increases annually during the first six years of the lease term from $153,500 to $175,000 and may increase if Hospitality Trust funds or reimburses the cost in excess of $125,000 (see below) for improvements to the leased TA travel centers. The Petro Lease expires on June 30, 2024, subject to extension by us for all but not less than all of the leased Petro travel centers for up to two additional periods of 15 years each, and requires minimum annual rent of $62,225. Starting in 2012 and 2013, respectively, the TA Lease and Petro Lease require us to pay Hospitality Trust additional rent equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased travel centers over

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

14. Leasing Transactions (Continued)

base amounts. The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index.

        Although the future minimum lease payments under the TA Lease are scheduled to increase over time, we are required, under GAAP, to recognize expense related to these payments in equal annual amounts for the term of the lease, or $170,696 per year. The following table sets forth the amounts of minimum rent payments required under the two leases with Hospitality Trust in each of the years shown.

	TA Lease	Petro Lease	Total
2007(1)	$140,779	$36,298	$177,077
2008	156,830	62,225	219,055
2009	160,789	62,225	223,014
2010	164,789	62,225	227,014
2011	169,705	62,225	231,930
2012	174,705	62,225	236,930
2013 through 2022 (each year)	175,122	62,225	237,347
2023	—	62,225	62,225
2024	—	31,113	31,113

(1)
TA Lease amount shown is for the eleven months ended December 31, 2007; Petro Lease amount shown is for the seven months ended December 31, 2007.

        Hospitality Trust has agreed to provide up to $25,000 of funding annually for the first five years, or a total of $125,000, of the TA Lease for improvements to the leased TA travel centers. There will not be any adjustment in our minimum rent as Hospitality Trust funds these amounts. All improvements funded by Hospitality Trust are owned by Hospitality Trust. We may request that Hospitality Trust fund amounts in excess of the $25,000 annually referred to above in return for minimum rent increases according to formulas. Through December 31, 2007, Hospitality Trust has funded $25,000 under the TA Lease for which no rent increase was charged and we have sold $1,438 of additional improvements to Hospitality Trust for an increase in annual rent of $122.

        As described above, Hospitality Trust committed as part of our TA Lease to fund up to $125,000 of capital projects of those leased properties. This $125,000 was recognized and accounted for in 2007 as a tenant allowance under GAAP. This accounting resulted in the following:

  •
  The recognition on our December 31, 2007, balance sheet of an asset, leasehold improvements receivable, which represents our right to receive these amounts in the future, at their discounted value, based upon our expected timing of receipt of future payments from Hospitality Trust.

  •
  The recognition on our December 31, 2007, balance sheet of a liability, deferred rental allowance, the amount of our unearned tenant allowance from Hospitality Trust.

  •
  The leasehold improvements receivable is being accreted over the time this receivable is expected to be received, and such accretion is being recognized as interest income. Interest income related to this accretion for 2007 was $5,587.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

14. Leasing Transactions (Continued)

  •
  The deferred rental allowance is being amortized over the period of the lease on a straight line basis with an offsetting reduction to rent expense. This reduction for 2007 was $6,204.

  •
  Although they are legally owned by Hospitality Trust, the assets we purchase for which we are reimbursed by Hospitality Trust will remain on our balance sheet after reimbursement and will be amortized over the life of the asset or the remaining term of the lease, whichever is shorter, as additional depreciation and amortization expense.

        Under the terms of the TA Lease, we have the ability to reduce the amount of the reimbursement, although we have no intent to do so, and the flexibility, within the first five years of the lease, to draw amounts earlier or later during each lease year. If we draw less than the full amount or on a schedule different than the one we currently anticipate, we will recalculate the then remaining discounted value of the leasehold improvements receivable and will be required to recognize changes to the discounted amount by increasing or decreasing our interest income during the period of the change.

        The following table summarizes the various amounts related to the leases with Hospitality Trust and other real estate leases that are reflected in our operating results:

Eleven months ended December 31, 2007
Minimum base rent (TA Lease cash payments)	$140,779
Minimum base rent (Petro Lease cash payments)	36,298
Required straight line rent adjustment (TA Lease)	15,763

Total rent to Hospitality Trust	192,840
Less capital lease obligation amortization	(1,761)
Less amount recognized as interest	(8,806)
Less deferred rent allowance amortization	(6,204)

Rent to Hospitality Trust recognized as rent expense	176,069
Other real estate lease rent	13,919

Total real estate lease rent	$189,988

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

14. Leasing Transactions (Continued)

        As a lessor.    Ten of the travel centers we lease from Hospitality Trust are subleased to franchises under operating lease agreements. Prior to the HPT Transaction, our predecessor owned these sites and leased them to these franchisees. The lease agreements with the franchisees, provide for initial terms of 10 years with two renewal terms of five years each. These leases include rent escalations that are contingent on future events, namely inflation or our founding capital improvements. Rent revenue from these operating leases totaled $4,730, $4,566 and $4,907 for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum lease payments due to us under these operating leases as of December 31, 2007 were as follows:

Year ending December 31,	Total
2008	$3,979
2009	3,979
2010	3,979
2011	3,979
2012	2,350

Total	$18,266

15. Redeemable Equity

        At December 31, 2006, there were 180,305 shares of our predecessor's common stock owned by certain of our predecessor's management employees under agreements that required our predecessor to repurchase the shares under certain circumstances. Therefore, these shares were presented as redeemable equity in the consolidated balance sheet. The purchases of these shares were financed in part by our predecessor and at December 31, 2006 the aggregate principal amount of the notes due from the management employees to our predecessor was $1,022. As part of the HPT Transaction, all of these shares were acquired by Hospitality Trust and our predecessor forgave the indebtedness under the notes.

16. Nonredeemable Shareholders' Equity

        In January 31, 2007, as part of the HPT Transaction, Hospitality Trust distributed 8,808,575 of our common shares to its shareholders in a spin off transaction. In July and August 2007, we issued 5,335,090 common shares in a public offering, for net proceeds of $205,301 after underwriters discount and commissions and other costs of the offering.

        Equity Incentive Plans.    An aggregate of 2,000,000 of our common shares were reserved to be issued under the terms of our 2007 Equity Compensation Plan, or the Plan. In 2007 we issued 345,600 restricted common shares with an aggregate market value of $5,346 to our directors, officers and others who provide services to us under the Plan. We valued the shares at the closing price of our common shares on the American Stock Exchange on the dates of issue. Shares issued to directors vest immediately; shares issued to others vest over five to ten years and are recognized in expense ratably over the vesting period. As of December 31, 2007, 1,654,400 of our common shares remained available for issuance under our Plan.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

16. Nonredeemable Shareholders' Equity (Continued)

        Our predecessor had a share option plan that we did not assume. All 939,375 share options that were outstanding under our predecessor's share option plan as of December 31, 2006 were cancelled as part of the HPT Transaction on January 31, 2007. Our predecessor recognized share based compensation expense of $4,268 in January 2007 when its outstanding options vested and were cancelled as a result of the HPT Transaction.

        The following table sets forth the composition of share based compensation expense for the last three years.

		Predecessor
	Company
			Years Ended December 31,
	Eleven Months Ended December 31, 2007	One Month Ended January 31, 2007
			2006	2005
Share based compensation expense consisted of:
Expense related to restricted share awards	$1,055	$—	$—	$—
Expense under APB 25 related to performance options	—	—	—	8,670
Expense under FAS 123R related to vested performance options	—	4,268	11,620	—
Expense related to outstanding redeemable shares	—	—	310	251

Total share based compensation expense	$1,055	$4,268	$11,930	$8,921

        The following table illustrates the effect on net income (loss) if our predecessor had applied the fair value recognition provisions of FAS 123 to all share based payment transactions.

Year Ended December 31, 2005
Net income (loss), as reported	$(2,095)
Add back: Share based compensation expense, net of related tax effects, included in net income as reported	5,237
Deduct: Total share based compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,008)

Pro forma net income	$1,134

Pro forma net income, per share:
Basic	$0.16

Diluted	$0.15

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

16. Nonredeemable Shareholders' Equity (Continued)

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

17. Income Taxes

        In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes", or FIN 48. FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

        FIN 48 became effective January 1, 2007 and was adopted upon our inception as a new company on January 31, 2007. We have concluded that the effects of uncertain tax positions, if any, are not material to our consolidated financial statements.

        Because of our short history and operating losses, we do not currently recognize the benefit of all of our deferred tax assets, including $37,216 of tax loss carry forwards that may be used to offset future taxable income. We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized. When we believe it is more likely than not we will recover our deferred tax assets, we will record these assets as an income tax benefit in the consolidated statement of operations, which will affect our results of operations. Our net operating losses will begin to expire in 2028.

        Our predecessor's federal income tax returns for 2003 through 2006 are subject to possible examination by the Internal Revenue Service, or IRS, and certain of our predecessor's state income tax returns for 2001 through 2006 are subject to possible examination by the respective state tax authorities. We believe we have made adequate provision for income taxes and interest that may be become payable for years not yet examined.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

17. Income Taxes (Continued)

        The provision (benefit) for income taxes was as follows:

		Predecessor
	Company
			Years Ended December 31,
	Eleven Months Ended December 31, 2007	One Month Ended January 31, 2007
			2006	2005
Current tax provision:
Federal	$—	$(6,750)	$7,566	$(135)
State	560	107	1,462	1,249
Foreign	—	—	1	(40)

	560	(6,643)	9,029	1,074
Deferred tax provision (benefit):
Federal	(30,168)	(31,380)	8,560	1,341
State	(3,533)	(2,432)	925	(44)
Foreign	(214)	(15)	(237)	(62)

	(33,915)	(33,827)	9,248	1,235

Total tax provision (benefit)	(33,355)	(40,470)	18,277	2,309
Valuation allowance	32,661	—	—	—

Net tax provision (benefit)	$(694)	$(40,470)	$18,277	$2,309

        For the eleven months ended December 31, 2007, we recognized tax expense of $560, which represents certain state taxes that are payable without regard to our operating losses. Our effective tax rate for the eleven months ended December 31, 2007 was a benefit of 0.7%, which differed from statutory rates primarily because we established a valuation allowance and partially due to state income taxes net of the federal tax effect. Our predecessor's effective tax rates for the one month ended January 31, 2007 and the years ended December 31, 2006 and 2005 were a benefit of 64.7% and provisions of 37.1% and 1,079.0%, respectively. Our predecessor's rate for the one month ended January 31, 2007 differed from the statutory rate primarily due to deductibility for tax purposes of expenses related to stock options that were not expensed for financial reporting purposes, partially offset by certain merger related expenses recognized in the financial statements that were not deductible for income tax purposes. Our predecessor's effective rate for the years ended December 31, 2006, and 2005, differed from the statutory rate primarily due to state income taxes, net of the federal tax effect, the benefit of certain tax credits and, for 2005, the nondeductibility of a $5.3 million charge that is further described in Note 23. The differences in the effective tax rates between the January 2007 period and the 2006 and 2005 periods primarily resulted from the effects of the HPT Transaction on our predecessor's results for the one month ended January 31, 2007. Our predecessor's tax attributes, such as net operating losses and tax credits, were transferred to Hospitality Trust in connection with the HPT Transaction.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

17. Income Taxes (Continued)

        The principal reasons for the difference between our effective tax (benefit) rate and the U.S. Federal statutory income tax (benefit) rate of 35% is as follows:

		Predecessor
	Company
			Years Ended December 31,
	Eleven Months Ended December 31, 2007	One Month Ended January 31, 2007
			2006	2005
U.S. federal statutory rate applied to income before taxes	$(35,700)	$(21,881)	$17,259	$75
State income taxes, net of federal income tax benefit	(3,980)	(2,361)	1,560	781
Benefit related to share based compensation	—	(28,638)	—	—
Impairment charge	6,036	—	—	—
Loss (gain) related to seized funds	—	—	(429)	1,810
Other non-deductible expenses	—	12,153	85	126
Benefit of tax credits	(811)	(37)	(600)	(438)
Adjustment of estimated prior year tax liabilities	—	—	365	(166)
Taxes on foreign income at different than U.S. rate	(214)	11	6	(113)
Change in valuation allowance	32,661	—	—	—
Other—net	1,314	283	31	234

Total tax provision (benefit)	$(694)	$(40,470)	$18,277	$2,309

        Significant components of our deferred tax assets and liabilities are as follows:

	Company	Predecessor
	2007	2006
Deferred tax assets:
Straight line rent accrual	$6,736	$—
Reserves	10,576	20,707
Capital lease obligation	41,522	—
Asset retirement obligation	5,499	—
Tax credits	811	17,505
Tax loss carry forwards	14,609	757
Other	2,956	—

Total deferred tax asset before valuation allowance	82,709	38,969
Valuation allowance:	(32,661)	—

Total deferred tax assets	50,048	38,969
Deferred tax liabilities:
Depreciable assets	(36,770)	(38,565)
Intangible assets	(8,097)	(186)
Other	(5,181)	(466)

Total	(50,048)	(39,217)

Net deferred tax assets (liabilities):	$—	$(248)

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

18. Employee Benefit Plans

        We have established and assumed several employee savings plans under the provisions of Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in at least one of our plans and are entitled, upon termination or retirement, to receive their vested portion of the plan assets. For some of our plans, we match a certain level of employee contributions. We also pay certain expenses related to all of our plans. Expenses for all of our plans, including our and our predecessor's contributions, were $2,307 for the eleven months ended December 31, 2007, $260 for the one month ended January 31, 2007 and $2,376 and $2,254 for the years ended December 31, 2006 and 2005, respectively.

19. Joint Venture Investment

        We own a minority interest in Petro Travel Plaza LLC, or PTP, which was included in the assets we acquired on May 30, 2007 in the Petro Acquisition. PTP owns and operates a 51 acre travel center, and also operates two separate gasoline stations with convenience stores. We use the equity method to account for our investment in PTP. The carrying value of this investment as of December 31, 2007 was $8,871 and was included in other noncurrent assets in our consolidated balance sheet. The carrying value of our investment in PTP exceeded the amount of underlying equity in net assets of PTP by $3,246 as of May 30, 2007. This difference arose through the valuation process that was applied to the assets acquired in the Petro Acquisition and is being amortized over a period of 15 years, the useful life of the assets whose values resulted in this difference. The equity income recorded from this investment for the eleven months ended December 31, 2007 was $887, all of which was recognized in the period subsequent to the Petro Acquisition when all contingencies related to its realization were achieved. Included in our results for the eleven months ended December 31, 2007, was management and accounting fee income of $243 for services provided to PTP. At December 31, 2007, we had a payable to PTP of $4,406. It is not practicable to estimate the fair value of TA's investment in the common stock of PTP because of the lack of quoted market prices and the inability to estimate current fair value without incurring excessive costs. However, management believes that the carrying amount of PTP at December 31, 2007, was not impaired. The travel center owned by PTP is encumbered by mortgage debt of approximately $10,400 as of December 31, 2007. Since we account for the investment in the joint venture under the equity method of accounting, we have not recorded a liability for this mortgage debt. Petro was not and we are not directly liable for this debt, but the carrying value of our investment in this joint venture could be adversely affected if the joint venture defaulted on this debt and the joint venture's property was sold in foreclosure.

20. Related Party Transactions

        We were formerly a 100% subsidiary of Hospitality Trust and Hospitality Trust is our principal landlord. For the eleven months ended December 31, 2007, we paid cash rent of $177,077 under our leases with Hospitality Trust, we received $25,000 of cash tenant allowance payments from Hospitality Trust and we sold $1,438 of leasehold improvements to Hospitality Trust for increased rent of $122 annually. At December 31, 2007, other current liabilities on our consolidated balance sheet included $17,987 for rent due to Hospitality Trust.

        We are party to a management and shared services agreement with Reit Management whereby Reit Management oversees and assists us with various aspects of our business, which may include, but

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

20. Related Party Transactions (Continued)

are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of all our daily business activities, including legal and tax matters, human resources, insurance programs, management information systems and the like. For these services, we pay Reit Management a fee equal to 0.6% of our fuel gross margin and 0.6% of our total nonfuel revenues. The fee is payable monthly based upon the prior month's margin and revenues. For the eleven months ended December 31, 2007, we recognized expense of $7,084 under this agreement.

        We participate in certain transactions with the joint venture in which we own a minority interest. See Note 19 for further descriptions of these transactions and the related amounts.

        Prior to 2006, certain members of our predecessor's senior management purchased our predecessor's common stock financed by our predecessor. As a result of such purchases, our predecessor had notes and related interest receivable from the management shareholders totaling $1,720 at December 31, 2006. These notes and the related interest receivable were cancelled in January 2007.

21. Commitments and Contingencies

Commitments

        As of December 31, 2007, we had several properties under contract for purchase. We cancelled our contracts for all of those potential acquisitions in the first quarter of 2008.

Guarantees

        In the normal course of our business, we periodically enter agreements that contain guarantees or indemnification provisions. While the maximum amount to which we may be exposed under such agreements cannot be estimated, we do not believe that any potential guaranty or indemnification will have a material adverse effect on our consolidated financial position or result of operations. We offer a warranty of our workmanship in our truck repair shops, but the annual warranty expense and corresponding liability are not material to us.

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

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

21. Commitments and Contingencies (Continued)

locations, we must also comply with environmental laws relating to vapor recovery and discharges to water.

        We have received notices of alleged violations of environmental laws, or are aware of the need to undertake corrective actions to comply with environmental laws, at travel centers in a number of jurisdictions. We do not expect that financial penalties associated with these alleged violations, or compliance costs incurred in connection with corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of hazardous substances at a number of our sites. While we cannot precisely estimate the costs we may incur in connection with the remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these sites will be material to our financial condition, results of operations or cash flows.

        Under certain environmental agreements entered into as part of our predecessor's acquisitions of travel centers, prior owners of certain of our sites are required to indemnify us for certain environmental conditions. Certain of our remediation expenditures may be recovered from state government administered tank funds. In addition, we have insurance of up to $35,000 for environmental liabilities at certain of our travel centers that were known at the time the policies were issued, and up to $60,000 for unknown environmental liabilities, subject, in each case, to certain limitations and deductibles. At December 31, 2007, we had a reserve for environmental matters of $12,783, as well as a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, leaving an estimated net amount of $5,557 to be funded by us in the future. While it is not possible to quantify with certainty our environmental exposure, in our opinion, based upon the information now known to us, our potential liability in excess of the reserves we have recorded will not have a material adverse effect on our financial condition, results of operations or cash flows.

        The following table sets forth the various amounts, as of December 31, 2007, recorded in our consolidated balance sheet as either current or noncurrent assets or liabilities.

2007
Gross liability for environmental matters:
Included in the accrued liabilities balance	$7,214
Included in the noncurrent liabilities balance	5,569

Total recorded liabilities	12,783
Less-expected recoveries of future expenditures:
Included in the other current assets balance	(2,474)
Included in the other noncurrent assets balance	(2,029)
Less-cash in escrow account included in other noncurrent assets	(2,723)

Net environmental costs to be funded by future operating cash flows	$5,557

        While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future. We cannot be certain that additional contamination

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

21. Commitments and Contingencies (Continued)

presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future. If additional environmental matters arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, and such costs could have a material adverse effect on us.

        The following table sets forth the estimated gross amount of the cash outlays related to the matters for which we have accrued an environmental reserve. These cash expenditure amounts do not reflect any amounts for the expected recoveries as we cannot accurately predict the timing of those cash receipts. These estimated future cash disbursements are subject to change based on, among other things, changes in the underlying remediation activities and changes in the regulatory environment.

Year Ending December 31,	Estimated Gross Future Expenditures
2008	$6,773
2009	1,975
2010	1,433
2011	1,186
2012	690
Thereafter	726

Total	$12,783

Pending Litigation

        In February 2006 a subsidiary of our predecessor and Pilot Travel Centers, LLC, a competitor of ours, were sued by Flying J, Inc., another one of our competitors, and its affiliates in the U.S. District Court for the District of Utah. In essence, the lawsuit claims that we, Pilot and others participated in an unlawful concerted antitrust action to refuse to accept a payment card issued by a Flying J affiliate. Flying J and its affiliates are seeking damages in amounts to be determined at trial and other relief. We believe that we have substantial factual and legal defenses to Flying J's claims and are defending this litigation. In October 2007, the Court denied our motion for judgment on the pleadings and the case is headed toward what we believe may be lengthy and expensive discovery under terms agreed to by our predecessor, possibly followed by a jury trial. We incurred approximately $5,061 in discovery and defense costs related to this case in 2007, all of which have been expensed.

        In May 2007 we terminated a contract with Simons Petroleum, Inc., or Simons, that had been entered by our predecessor. The contract allowed Simons to market fuel to trucking customers and to distribute that fuel through our TA branded locations in exchange for low pumping fees to us. The termination was made at our option as provided in the contract and required an 18 month wind down period during which, as provided by the contract, Simons is allowed to continue to market and distribute fuel through our locations. During the wind down period, a dispute arose between us and Simons regarding the proper conduct of the parties during the wind down period. In February 2008, we and Simons participated in a binding arbitration, under the auspices of the American Arbitration Association, or AAA. During the arbitration, Simons claimed damages in excess of $10,000 and sought a ruling allowing Simons greater flexibility to continue to sell and deliver fuel through our locations and we claimed damages in excess of $6,000 and sought to clarify the limits of Simons's rights during the

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

21. Commitments and Contingencies (Continued)

wind down period. On March 14, 2008, we received the AAA arbitration ruling, which ordered us to pay Simons $900 and to accept new customers, if any, presented to us by Simons until the end of the 18 month wind down period, or November 7, 2008. We have not yet paid the amount of this award, and we are considering whether to seek to modify or clarify certain aspects of the AAA ruling but have not yet made a determination as to whether we will do so. We incurred approximately $349 in legal costs related to this dispute in 2007, all of which have been expensed. We recognized the $900 expense related to the AAA ruling in the fourth quarter of 2007.

        On May 2, 2007, a purported class action lawsuit was filed against us in the United States District Court for the Northern District of Indiana by one individual alleging violations of the Federal Fair and Accurate Transaction Act which provides for damages of one hundred dollars to one thousand dollars (plus plaintiff's litigation costs) for each electronically printed receipt which discloses certain information in violation of that Act. After initial pleadings in this litigation, on February 28, 2008, we settled with three identified customers and the plaintiff's claims were dismissed with prejudice. We incurred approximately $756 in costs related to our defense and settlement of this case in 2007, all of which have been expensed.

        On February 1, 2008, we commenced litigation against E2 Investment Partners LLC, or E2, and related entities and individuals in the Delaware Court of Chancery. On December 31, 2007, E2 forwarded a letter to us proposing to nominate directors and present other matters for consideration at our 2008 annual meeting of shareholders. We are seeking a court order declaring that E2 did not comply with our LLC agreement and that therefore E2's notice was invalid and its proposed nominees and other matters were not properly presented for consideration at our 2008 annual meeting. A trial has been scheduled for April 4, 2008, and we expect that a decision may be achieved prior to our 2008 annual meeting.

        On February 1, 2008, a purported holder of our shares, Alan R. Kahn, filed a purported derivative action in the Delaware Court of Chancery on behalf of TA against members of our board of directors, Reit Management and Hospitality Trust. The action alleges that our directors breached their fiduciary duties in connection with the Petro Acquisition and seeks an award of unspecified damages and/or reformation of the lease we entered with Hospitality Trust in connection with the Petro Acquisition. This action also appears to allege that Reit Management and Hospitality Trust aided and abetted our directors. Under our LLC agreement and agreements with Reit Management and Hospitality Trust, we may be liable to indemnify our directors, Hospitality Trust and Reit Management for liabilities, costs and expenses incurred by them in connection with this litigation. We have not yet responded to this action, but believe it is without merit.

        Beginning in mid December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and subsidiaries, in United States District Courts in over 20 states. Major petroleum refineries and retailers have been named as defendants in one or more of these lawsuits. The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale. One theory alleges that the plaintiffs purchased smaller quantities of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy. These "temperature" cases seek, among other relief, an order requiring the defendants to install temperature correcting

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

21. Commitments and Contingencies (Continued)

equipment on their retail fuel pumps, damages, and attorneys' fees. A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by the government from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers. These "tax" cases allege that when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap an unjust benefit because the customers pay more tax than the retailer paid. These "tax" cases seek, among other relief, recovery of excess taxes paid and punitive damages. We believe that there are substantial factual and legal defenses to the theories alleged in these so called "hot fuel" lawsuits. The cases are at an early stage, having been consolidated with one court pursuant to multi district litigation procedures and, because discovery has only recently commenced, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits. We incurred approximately $496 in costs related to our defense of these cases in 2007, all of which has been expensed.

        In November 2006 Great American Insurance Company of New York and Novartis Pharmaceuticals Corporation, or Novartis, filed a complaint, in the United States District Court for the Southern District of New York against our predecessor and an unrelated party Prime, Inc. in connection with the alleged theft of a tractor trailer operated by Prime which contained Novartis pharmaceutical products. The alleged theft occurred at our Bloomsbury, New Jersey travel center. Novartis seeks damages up to or exceeding $30,000 together with interests and costs, attorneys' fees and disbursements. On January 5, 2007, our predecessor answered Novartis' complaint and asserted a cross claim for contribution and indemnification against Prime. We believe that there are substantial defenses to these claims and that any liability arising from this matter may be covered by one or more of our existing insurance policies or by Prime.

        We are involved in a negotiation regarding a dispute over environmental compliance matters with several counties in the State of California. While the outcome of this negotiation is uncertain, these counties have asked us to pay approximately $2,000 and incur significant remediation expenses to settle the dispute; and only a portion of any settlement is expected to be covered by insurance. If we are unsuccessful in settling these matters through negotiation, we may be exposed to pay greater amounts.

        We are involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. Except for the litigation described above, we believe that we are not now involved in any litigation which, individually or in the aggregate, would have a material adverse affect on our business, financial condition, results of operations or cash flows.

22. Derivative Financial Instruments and Hedging Activities

        On August 31, 2005, our predecessor entered into five interest rate swap agreements with an aggregate notional principal amount of $272,000 to exchange its variable rate interest obligation for a fixed interest rate. Pursuant to the provisions of FAS 133, our predecessor determined that the interest rate swap agreements were 100% effective and qualified for cash flow hedge accounting. The swap agreements matured on September 1, 2006. We and our predecessor had no swap agreements in place as of December 31, 2006 or throughout 2007.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

22. Derivative Financial Instruments and Hedging Activities (Continued)

        The fair value of our predecessor's swap agreements increased from inception through December 31, 2005, resulting in the recognition of an asset of $1,021 and an increase in other comprehensive income of $674 (net of tax) in 2005, and these amounts reversed during 2006 by the maturity date of the swaps.

23. Other Information

	Company	Predecessor
	Eleven Months Ended December 31, 2007		Years Ended December 31,
		One Month Ended January 31, 2007
			2006	2005
Operating expenses included the following:
Repairs and maintenance expenses	$22,496	$1,359	$14,066	$12,866
Advertising expenses	$13,811	$869	$10,005	$8,650
Taxes other than payroll and income taxes	$12,014	$1,209	$8,514	$9,629

        In 2006 our predecessor settled two claims made in connection with certain transactions which occurred in 2000. The total amount received in 2006 as a result of these settlements was $6,850, of which $5,600 was recognized as a reduction of operating expenses and $1,250 was recognized as a gain on claim settlements and was included as non-operating income. Our predecessor incurred $1,200 of operating expenses in 2006 in pursuit of these settlements.

        In the process of marketing itself for sale, our predecessor incurred various costs, primarily with respect to arranging various financing alternatives. As a result of the HPT Transaction our predecessor did not pursue these various financing alternatives and charged $4,946 to expense in 2006. Additional costs of $44,972 were recognized by our predecessor as expense in January 2007, primarily with respect to investment banking advisory fees, legal fees and management bonus payments it had committed to pay upon consummation of its sale.

        In December 2005, the Internal Revenue Service, or IRS, seized approximately $5,325 from our predecessor's bank account pursuant to a seizure warrant alleging that these funds were proceeds of alleged illegal gambling operations conducted by a game vendor in space leased from our predecessor at three travel centers in Maryland. A complaint for forfeiture was filed by the Maryland U.S. Attorney's Office, and our predecessor filed a statement of interest in the seized funds and an answer denying liability. Due to the loss of control over these funds, our predecessor expensed as an operating expense the full amount seized in December 2005. In December 2006, our predecessor reached a settlement agreement with the IRS under which $1,262 of the seized fund were returned. Our predecessor recognized a reduction of operating expenses in December 2006 as a result of this settlement.

        During the year ended December 31, 2005, due to the resolution of certain contingent consideration matters, our predecessor recognized a gain of $1,974 in connection with the sale in April 2004 of an equity investment.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

24. Supplemental Cash Flow Information

	Company	Predecessor
	Eleven Months Ended December 31, 2007
		One Month Ended January 31, 2007	Years Ended December 31,
			2006	2005
Revolving loan borrowings	$—	$—	$18,800	$259,000
Revolving loan repayments	—	—	(18,800)	(284,000)

Revolving loan borrowings (repayments), net	$—	$—	$—	$(25,000)

Cash paid during the year for:
Interest (net of amount capitalized)	$13,025	$4,373	$45,128	$47,537
Income taxes (net of refunds)	$144	$71	$9,533	$1,256
Inventory, property and equipment, and goodwill received in liquidation of trade accounts and notes receivable	$—	$—	$—	$616
Notes received upon common stock issuance	$—	$—	$—	$38
Noncash issuance of common stock	$1,055	$—	$—	$—

25. Selected Quarterly Financial Data (unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2007 and 2006 (dollars in thousands, except per share amounts):

	2007
	Predecessor
	First Quarter		Company
	One month Ended January 31, 2007	Two months Ended March 31, 2007	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$352,682	$736,470	$1,486,963	$1,783,830	1,806,213
Gross profit (excluding depreciation)	54,510	100,834	195,198	248,114	213,130
Loss from operations	(42,164)	(16,019)	(10,781)	(11,866)	(67,929)
Net (loss)	$(22,048)	$(9,616)	$(6,339)	$(16,458)	$(68,893)
Loss per share:
Basic	$(3.18)	$(1.09)	$(0.72)	$(1.19)	$(4.86)
Diluted	$(3.18)	$(1.09)	$(0.72)	$(1.19)	$(4.86)

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

25. Selected Quarterly Financial Data (unaudited) (Continued)

	2006 (Predecessor)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,086,358	$1,290,026	$1,302,083	$1,105,047
Gross profit (excluding depreciation)	147,069	171,954	185,217	155,830
Income from operations	13,186	26,328	34,815	21,213
Net income	1,104	9,966	14,034	5,929
Income per share:
Basic	0.16	1.44	2.02	0.85
Diluted	0.15	1.31	1.84	0.78

TravelCenters of America LLC

Schedule II

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged (Credited) To Income	Charged to Other Accounts		Deductions from Reserves(1)	Balance at End of Period
Company:
Eleven Months Ended December 31, 2007
Deducted from accounts and notes receivable for doubtful accounts	$1,381	$706	$874	(2)	$(634)	$2,327

Predecessor:
One Month Ended January 31, 2007
Deducted from accounts and notes receivable for doubtful accounts	$1,344	$50	$—		$(13)	$1,381
Year Ended December 31, 2006
Deducted from accounts and notes receivable for doubtful accounts	$1,715	$40	$—		$(411)	$1,344
Year Ended December 31, 2005
Deducted from accounts and notes receivable for doubtful accounts	$1,606	$975	$—		$(866)	$1,715

(1)
Uncollectible accounts and notes receivable charged off, net of amounts recovered.

(2)
An amount of $874 was recognized as the acquired reserve for doubtful accounts receivable as part of the purchase accounting for the Petro Acquisition completed on May 30, 2007.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC
March 31, 2008	By:	/s/ ANDREW J. REBHOLZ
		Name:	Andrew J. Rebholz
		Title:	Executive Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. O'BRIEN Thomas M. O'Brien	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2008
/s/ ANDREW J. REBHOLZ Andrew J. Rebholz	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2008
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Director	March 31, 2008
/s/ PATRICK F. DONELAN Patrick F. Donelan	Director	March 31, 2008
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Director	March 31, 2008
/s/ ARTHUR G. KOUMANTZELIS Arthur G. Koumantzelis	Director	March 31, 2008