Form 10-Q/A
period 2007-03-31
TRAVELCENTERS OF AMERICA LLC
filed 2008-05-12
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Number of Common Shares outstanding at May 11, 2007: 8,808,575 shares of common stock.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q/A

MARCH 31, 2007

Explanatory Note

Overview

We are filing this Amendment No. 1 to Form 10-Q for the quarterly period ended March 31, 2007 to amend and restate financial statements and other financial information for the two month period ended March 31, 2007.  During the preparation of our Annual Report on Form 10-K for the year ended December 31, 2007, we discovered an error related to the fact that we had not properly reported in our 2007 quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2007, the impact of two elements of our lease of our TA branded sites with Hospitality Properties Trust, or HPT. We believe HPT’s commitment to fund up to $125 million of capital expenditures at our TA branded sites should have been previously reported as a tenant allowance under U.S. generally accepted accounting principles, or GAAP, and that a portion of our lease rent payments originally recognized as interest expense in the 2007 Quarterly Reports on Form 10-Q should instead have been recognized as a reduction of our capital lease obligation.  We have corrected this reporting in this amended Quarterly Report on Form 10-Q/A and the accompanying financial statements. As of March 31, 2008, our management implemented new control procedures to reduce the possibility that our future financial reporting may not reflect GAAP with regard to lease accounting.

In light of this restatement, our previously filed financial statements and other financial information for the quarterly periods ended March 31, June 30 and September 30, 2007, should no longer be relied upon.

Background

In preparing our Annual report on Form 10-K for the year ended December 31, 2007, we became aware of an error in the application of accounting principles used in connection with the preparation of our audited statements for the year ended December 31, 2007.  This related to our accounting for two elements of our lease of our TA branded sites with HPT, as noted above.  After studying the issue, our management concluded that under applicable GAAP we should have recognized HPT’s commitment to fund up to $125 million of capital expenditures at our TA branded sites as a tenant allowance.  Additionally, our management determined a portion of our lease rent payments recognized as interest expense should have been recognized as a reduction of our capital lease obligations.

We then recommended to the Audit Committee of the Board of Directors that previously reported financial results for the quarters ended March 31, June 30 and September 30, 2007, be restated to reflect the recognition of the tenant allowance and the adjustment to our capital lease obligation.  The Audit Committee discussed and agreed with this recommendation.  At a meeting on March 29, 2008, the Board of Directors adopted the recommendation of the Audit Committee and determined that previously filed financial statements and other financial information referred to above should not be relied upon.  The restatement resulted from a material weakness in internal control, namely, that we did not maintain effective controls over the accuracy of our accounting for certain terms of our leases with Hospitality Trust.

As of March 31, 2008, our management had implemented new control procedures to reduce the possibility that our future financial reporting may not reflect GAAP with regard to lease accounting.  As a result of these new procedures we have concluded that we maintain effective control over the accuracy of our accounting for leases as of that date.

Amendments to this Quarterly Report on Form 10-Q

For convenience, this amended Quarterly Report on Form 10-Q/A sets forth the original filing in its entirety, as amended where necessary to reflect the restatement. The following sections of this amended Quarterly Report on Form 10-Q/A have been revised to reflect the restatement:

•                  Part I, Item 1. Consolidated Financial Statements,

i

•                  Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

•                  Part 1, Item 4. Controls and Procedures.

Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosures in this amended Quarterly Report on Form 10-Q/A do not reflect any events that have occurred after the Quarterly Report on Form 10-Q was initially filed on May 15, 2007.

Effects of Restatement

The restatement reflects the appropriate accounting for two elements of our lease of our TA branded sites with Hospitality Trust, as noted above, and also reflects various immaterial adjustments to our opening balance sheet amounts that had been identified subsequent to the original filing.  In the aggregate these adjustments increased our total assets, total liabilities and total nonredeemable shareholders’ equity as of March, 31, 2007 by $100,194, $98,781 and $1,413, respectively, and reduced our net loss for the two months ended March 31, 2007 by $1,413.  The following tables set forth the effects of the restatement on our previously reported consolidated financial statements as of, and for the two months ended, March 31, 2007:

	Two Months Ended March 31, 2007
	As Previously Reported	Restated

Statement of operations data:
Total revenues	$736,670	$736,355
Cost of goods sold (excluding depreciation)	635,636	635,636
Gross profit (excluding depreciation)	101,034	100,719
Site level operating expenses	72,412	72,376
Selling, general and administrative expenses	11,861	11,746
Real estate rent expense	28,428	27,290
Depreciation and amortization expense	5,288	5,326
Loss from operations	(16,955)	(16,019)
Interest income (expense), net	(777)	559
Benefit for income taxes	(6,703)	(5,844)
Net loss	$(11,029)	$(9,616)

Statement of cash flows data:
Cash used in operating activities	$(63,655)	$(65,047)
Cash used in investing activities	(14,197)	(14,197)
Cash used in financing activities	(17,337)	(23,113)
Effect of exchange rate changes on cash	17	17
Net decrease in cash	$(95,172)	$(102,340)

	March 31, 2007
	As Previously
	Reported	Restated

Balance sheet data:

Cash and cash equivalents	$149,838	$142,670
Restricted cash	22,793	22,793
Accounts receivable	98,431	93,554
Inventories	90,441	89,601
Leasehold improvement receivable	—	25,000
Other current assets	26,354	30,423
Total current assets	387,857	404,041
Property and equipment, net	242,084	242,046
Goodwill	25,379	26,332
Intangible assets, net	23,068	23,068
Deferred income taxes	457	457
Leasehold improvement receivable	—	83,749
Other noncurrent assets	9,759	9,105
Total assets	$688,604	$788,798

Accounts payable	$133,107	$125,939
Other accrued liabilities	78,624	91,649
Total current liabilities	211,731	217,588
Capital lease obligations	107,620	107,300
Deferred income taxes	11,418	9,568
Deferred rental allowance	—	100,400
Other noncurrent liabilities	35,621	30,315
Total liabilities	366,390	465,171
Nonredeemable shareholders’ equity:
Common shares	333,120	333,120
Accumulated other comprehensive income	123	123
Accumulated deficit	(11,029)	(9,616)
Total nonredeemable shareholders’ equity	322,214	323,627
Total liabilities and nonredeemable shareholders’ equity	$688,604	$788,798

	INDEX

PART I

Financial Information

		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2007 for TravelCenters of America LLC (unaudited), and December 31, 2006 for TravelCenters of America, Inc. (predecessor)	1

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the two months ended March 31, 2007, for TravelCenters of America LLC, and the one month ended January 31, 2007, and the three months ended March 31, 2006, for TravelCenters of America, Inc. (predecessor)	2

	Unaudited Consolidated Statements of Cash Flows for the two months ended March 31, 2007, for TravelCenters of America LLC, and the one month ended January 31, 2007, and the three months ended March 31, 2006, for TravelCenters of America, Inc. (predecessor)	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

	Warning Concerning Forward Looking Statements	19

PART II	Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 6.	Exhibits	19

	Signatures	20

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	Company	Predecessor
	March 31,	December 31,
	2007	2006
	(Restated) (unaudited)
Assets
Current assets:
Cash and cash equivalents	$142,670	$55,297
Restricted cash	22,793	—
Accounts receivable (less allowance for doubtful accounts of $1,234 as of March 31, 2007 and $1,344 as of December 31, 2006)	93,554	91,850
Inventories	89,601	90,350
Deferred income taxes	—	14,806
Leasehold improvement receivable	25,000	—
Other current assets	30,423	14,651
Total current assets	404,041	266,954
Property and equipment, net	242,046	653,668
Goodwill	26,332	49,681
Intangible assets, net	23,068	1,907
Deferred financing costs, net	—	15,462
Deferred income taxes	457	438
Leasehold improvement receivable	83,749	—
Other noncurrent assets	9,105	7,482

Total assets	$788,798	$995,592

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long term debt	$—	$7,019
Accounts payable	125,939	121,198
Other accrued liabilities	91,649	71,278
Total current liabilities	217,588	199,495
Commitments and contingencies (Note 12)
Long term debt (net of unamortized discount)	—	668,734
Capital lease obligations	107,300	—
Deferred income taxes	9,568	15,492
Deferred rental allowance	100,400	—
Other noncurrent liabilities	30,315	22,594
Total liabilities	465,171	906,315

Redeemable equity	—	13,403

Nonredeemable shareholders’ equity:
Common shares, no par value, 8,808,575 shares issued and outstanding at March 31, 2007	333,120	—
Common shares, par value $0.00001, 20,000,000 shares authorized, 6,937,003 shares issued and outstanding at December 31, 2006	—	3
Preferred stock 5,000,000 shares authorized but unissued at December 31, 2006	—	—
Accumulated other comprehensive income	123	1,383
Additional paid in capital	—	224,565
Accumulated deficit	(9,616)	(150,077)
Total nonredeemable shareholders’ equity	323,627	75,874

Total liabilities, redeemable equity and nonredeemable shareholders’ equity	$788,798	$995,592

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(dollars in thousands, except per share amounts)

	Company	Predecessor
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31, 2007	January 31, 2007	March 31, 2006
	(Restated)
Revenues:
Fuel	$596,143	$285,053	$884,145
Non-fuel	138,724	66,795	199,907
Rent and royalties	1,488	834	2,306
Total revenues	736,355	352,682	1,086,358

Cost of goods sold (excluding depreciation):
Fuel	579,402	270,694	857,009
Non-fuel	56,234	27,478	82,280
Total cost of goods sold (excluding depreciation)	635,636	298,172	939,289

Operating expenses:
Site level operating	72,376	36,093	103,282
Selling, general & administrative (including $4,268 and $11 of noncash share based compensation for the one month ended January 31, 2007 and the three months ended March 31, 2006, respectively)	11,746	8,892	11,525
Real estate lease rent	27,290	931	2,705
Depreciation and amortization	5,326	5,810	16,650
Merger related	—	44,972	—
(Gain) loss on asset sales	—	(24)	(279)
Total operating expenses, net	116,738	96,674	133,883

Income (loss) from operations	(16,019)	(42,164)	13,186
Debt extinguishment expenses	—	(16,140)	—
Interest income (expense), net	559	(4,214)	(11,410)
Income (loss) before income taxes	(15,460)	(62,518)	1,776
Provision (benefit) for income taxes	(5,844)	(40,470)	672

Net income (loss)	(9,616)	(22,048)	1,104

Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments, (net of taxes of $0, $0, and $3, respectively)	—	—	(5)
Foreign currency translation adjustments, (net of taxes of $51, $(47) and $(11), respectively)	123	(47)	(35)
Comprehensive income (loss)	$(9,493)	$(22,095)	$1,064

Weighted average shares outstanding:
Basic	8,809	6,937	6,937
Diluted	8,809	6,937	7,468

Earnings (loss) per common share:
Basic	$(1.09)	$(3.18)	$0.16
Diluted	$(1.09)	$(3.18)	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Unaudited Consolidated Statements of Cash Flows

(dollars in thousands)

	Company	Predecessor
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31, 2007	January 31, 2007	March 31, 2006
	(Restated)
Cash flows from operating activities:

Net income (loss)	$(9,616)	$(22,048)	$1,104
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share based compensation expense	—	4,268	11
Depreciation and amortization	5,326	5,810	16,650
Amortization of deferred financing costs	—	267	777
Debt extinguishment expenses	—	16,140	—
Deferred income tax provision	(2,687)	(33,827)	359
Provision for doubtful accounts	—	50	150
Gain on asset sales	—	(24)	(279)
Changes in assets and liabilities:
Accounts receivable	(9,314)	9,112	(10,698)
Inventories	(4,866)	4,779	3,889
Other current assets	(7,256)	(10,452)	(727)
Accounts payable and other accrued liabilities	(37,535)	59,966	15,142
Other, net	901	5,984	(426)
Net cash provided by (used in) operating activities	(65,047)	40,025	25,952

Cash flows from investing activities:
Proceeds from asset sales	—	35	2,187
Capital expenditures	(14,197)	(7,176)	(14,846)
Net cash used in investing activities	(14,197)	(7,141)	(12,659)

Cash flows from financing activities:
Increase (decrease) in checks drawn in excess of bank balances	—	(8,170)	(9,402)
Long term debt repayments	(320)	(54)	(1,751)
Cash on deposit to secure letters of credit	(22,793)	—	—
Net cash used in financing activities	(23,113)	(8,224)	(11,153)

Effect of exchange rate changes on cash	17	(7)	(5)

Net increase (decrease) in cash	(102,340)	24,653	2,135

Cash and cash equivalents at the beginning of the period	245,010	55,297	47,547
Cash and cash equivalents at the end of the period	$142,670	$79,950	$49,682

Supplemental disclosure of cash flow information:
Interest paid	$2,076	$4,373	$11,445
Income taxes paid (net of refunds)	$43	$71	$172

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share amounts)

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

(dollars in thousands, except per share amounts)

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

January 31, 2007
(Restated)

Current assets	$460,417
Property and equipment	231,996
Goodwill	26,333
Intangible assets	23,674
Leasehold improvement receivable	82,733
Other noncurrent assets	9,852
Total assets acquired	835,005

Current liabilities	247,999
Capital lease obligations	107,620
Deferred taxes	12,205
Deferred rental allowance	101,528
Noncurrent liabilities	32,533
Net assets acquired	$333,120

The following unaudited pro forma information presents our results of operations as if the HPT Transaction had taken place on January 1, 2006.

	Three Months Ended
	March 31,
	2007	2006
	(Restated)

Total revenues	$1,089,037	$1,086,358
Net (loss)	$(51,797)	$(10,180)
Loss per common share	$(5.88)	$(1.16)

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

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share amounts)

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

	Predecessor
	One Month	Three Months
	Ended	Ended
	January 31, 2007	March 31, 2006
Determination of shares:
Weighted average common shares outstanding	6,937	6,937
Shares attributable to the assumed exercise of our predecessor’s outstanding stock options	—	254
Shares attributable to the assumed exercise of our predecessor’s outstanding warrants	—	277

Diluted weighted average common shares outstanding	6,937	7,468

Basic earnings (loss) per common share	$(3.18)	$0.16
Diluted earnings (loss) per common share	$(3.18)	$0.15

5.             Inventories

Inventories consisted of the following:

	Company	Predecessor
	March 31,	December 31,
	2007	2006
	(Restated)

Non-fuel merchandise	$68,809	$71,820
Petroleum products	20,792	18,530

Total inventories	$89,601	$90,350

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

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share amounts)

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

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Two Months Ended
March 31, 2008
(Restated)

Minimum base rent (cash payments)	$25,583
Required straight line rent adjustment	2,870
Total rent to HPT	28,453
Less amount recognized as interest expense	(1,601)
Less capital lease amortization	(320)
Less leasehold improvement obligation amortization	(1,128)
Total rent expense under HPT lease	$25,404

9.             Equity Incentive Plans

We have an equity incentive plan but have made no awards thereunder through March 31, 2007. Our predecessor had a stock option plan that we did not assume.  All 939,375 options that were outstanding under our predecessor’s stock option plan as of December 31, 2006 were cancelled as part of the HPT Transaction on January 31, 2007.  Our predecessor recognized share based compensation expense of $4,268 in January 2007 when it’s outstanding and previously unvested options vested as a result of the HPT Transaction.  This expense is included within selling, general and administrative expenses in our predecessor’s consolidated statement of operations and comprehensive income (loss).

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share amounts)

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

11.          Commitments and Contingencies

Commitments

During 2007, we agreed to purchase a travel center located in Edinburg, Texas, for $3,050.  Although this acquisition is subject to customary closing conditions, we expect to close this transaction during the second or third quarter of 2007.

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

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share amounts)

While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, we cannot be certain that additional contamination does not exist at these or additional network sites or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, and this could have a material adverse effect on us.

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

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share amounts)

District Litigation procedures pending, and therefore we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits, nor the costs of their defense.

12.           Income Taxes

The provision (benefit) for income taxes was as follows:

	Company	Predecessor
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31, 2007	January 31, 2007	March 31, 2006
	(Restated)

Current tax provision (benefit):
Federal	$(2,600)	$(6,750)	$—
State	(557)	107	313
Foreign	—	—	—
	(3,157)	(6,643)	313

Deferred tax provision (benefit):
Federal	(2,438)	(31,380)	403
State	(249)	(2,432)	(44)
Foreign	—	(15)	—
	(2,687)	(33,827)	359

Total tax provision (benefit)	$(5,844)	$(40,470)	$672

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

During 2006, our predecessor entered into a franchise agreement with a franchisee under which we expect to add one franchisee owned location to our network in the second quarter of 2007. During 2007, we agreed to purchase a travel center located in Edinburg, Texas, for $3.1 million.  Although this acquisition is subject to customary closing conditions, we expect to close this transaction during the second or third quarter of 2007. The Edinburg, Texas, travel center currently is a franchisee owned and operated site in our network.

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

Relevance of Fuel Revenues

Due to market pricing of commodity fuel products and our pricing arrangements with fuel customers; fuel revenue is not a reliable metric for analyzing our results of operations or our predecessor’s results from period to period. As a result solely of changes in crude oil and refined products market prices, our fuel revenue may increase or decrease significantly versus our or our predecessor’s historical results of operations, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in gross profit per gallon. We consider fuel volumes to be a better measure of comparative performance than fuel revenues.

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

	Company	Predecessor	Combined	Predecessor
	Two Months	One Month	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31, 2007	January 31, 2007	March 31, 2007	March 31, 2006	Change
	(Restated)		(Restated)		(Restated)
Revenues:
Fuel	$596,143	$285,053	$881,196	$884,145	$(2,949)
Non-fuel	138,724	66,795	205,519	199,907	5,612
Rent and royalties	1,488	834	2,322	2,306	16
Total revenues	736,355	352,682	1,089,037	1,086,358	2,679

Cost of goods sold (excluding depreciation):
Fuel	579,402	270,694	850,096	857,009	(6,913)
Non-fuel	56,234	27,478	83,712	82,280	1,432
Total cost of goods sold (excluding depreciation)	635,636	298,172	933,808	939,289	(5,481)

Operating expenses:
Site level operating expenses	72,376	36,093	108,469	103,282	5,187
Selling, general & administrative expense	11,746	8,892	20,638	11,525	9,113
Real estate lease rent	27,290	931	28,221	2,705	25,516
Depreciation and amortization expense	5,326	5,810	11,136	16,650	(5,514)
Merger related expenses	—	44,972	44,972	—	44,972
(Gain) loss on asset sales	—	(24)	(24)	(279)	255
Total operating expenses	116,738	96,674	213,412	133,883	79,529

Income (loss) from operations	(16,019)	(42,164)	(58,183)	13,186	(71,369)
Debt extinguishment expense	—	(16,140)	(16,140)	—	(16,140)
Interest income (expense), net	559	(4,214)	(3,655)	(11,410)	7,755
Income (loss) before income taxes	$(15,460)	$(62,518)	$(77,978)	$1,776	$(79,754)

Revenues. Revenues for the three months ended March 31, 2007, were $1,089.0 million, which represented an increase from the quarter ended March 31, 2006, of $2.7 million, or 0.2%, that was primarily attributable to an increase in non-fuel revenue.

Fuel revenue for the quarter ended March 31, 2007, decreased by $2.9 million, or 0.3%, as compared to the same period in 2006. This decrease was principally the result of decreased fuel sales volumes compared to 2006, which effect was somewhat offset by higher selling prices. Sales volumes for diesel and gasoline declined by 5.2 million gallons, or 1.2% and 1.9 million gallons, or 3.9%, respectively. Average diesel fuel and gasoline sales prices for the three months ended March 31, 2007, increased by 1.2% and 1.7%, respectively, as compared to the same period in 2006, reflecting increases in commodity prices that were attributable to higher crude oil costs due to increased worldwide demand and political unrest in oil producing regions of the world. For the quarter ended March 31, 2007, diesel fuel and gasoline sales volume were 409.2 million gallons and 45.3 million gallons, respectively, as compared to 414.4 million gallons of diesel fuel and 47.2 million gallons of gasoline for the quarter ended March 31, 2006. The diesel fuel sales volume decrease of 5.2 million gallons was the result of a decrease of 3.2 million gallons, or 16.1%, in the fuel sold by us as a wholesaler of diesel fuel, a line of business that we deemphasized beginning in 2006, and a 0.5% decrease in same site diesel fuel sales volumes. The gasoline sales volume decrease was primarily attributable to a 3.6% decrease in same site gasoline sales volumes. We believe the same site diesel fuel sales volume decrease resulted primarily from a slight decrease in demand by shippers for trucking during 2007.

Fuel revenues were 80.9% of total revenues for the quarter ended March 31, 2007, as compared to 81.4% for the same period in 2006.

Non-fuel revenues for the quarter ended March 31, 2007 of $205.5 million included an increase of $5.6 million, or 2.8%, as compared to the same period in 2006. The increase was the result of a 2.5% increase in same site non-fuel revenues and a net increase in sales at company operated sites added to our network in 2007 and 2006. We believe the same site increase reflected increased customer traffic resulting, in part, from the capital improvements that were made to our travel centers and also from our marketing strategies. Non-fuel revenues were 18.9% of total revenues for the quarter ended March 31, 2007, as compared to 18.4% for the same period in 2006.

Rent and royalty revenues for the quarter ended March 31, 2007 increased 0.1%, as compared to the same period in 2006. This increase resulted from the two franchisee owned and operated sites added to the network in 2006 partially offset by decreases in royalties at existing franchise locations.

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

Site level operating expenses. Site level operating expenses primarily include the direct expenses of company operated sites. Site level operating expenses increased by $5.2 million, or 5.0%, to $108.5 million for the quarter ended March 31, 2007, compared to $103.3 million for the same period in 2006. This increase resulted from a 4.3% increase on a same site basis and a net increase from company operated sites added to our network in 2007 and 2006.  The same site increase was primarily the result of the increased costs necessary to support the increased level of non-fuel sales. On a same site basis, operating expenses as a percentage of non-fuel revenues for the quarter ended March 31, 2007 were 52.6%, compared to 51.7% for the same period in 2006.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2007, were $20.6 million, representing a $9.1 million, or 79.1% increase from the same period in 2006. This increase was primarily attributable to $4.3 million of share based compensation expense recognized by our predecessor during the one month period ended January 31, 2007, and which was negligible in the same period in 2006.  The increased level of share based compensation expense in 2007 as compared to 2006 resulted from the vesting of performance stock options in the 2007 period as a result of the HPT Transaction. All stock options of our predecessor were cancelled in January 2007. In addition, the 2007 period included $0.9 million of expense under our management and shared services agreement with Reit Management, $1.0 million of accrued severance expense related to the agreements with our former chief executive officer and chief financial officer and $0.9 million of compensation expense recognized in connection with executive retention plans adopted as a result of the HPT Transaction.  The remainder of the increase primarily resulted from increased personnel costs.

Real estate rent expense.  Rent expense for the quarter ended March 31, 2007 was $28.2 million, an increase of $25.5 million over the prior year period.  This increase was primarily attributable to the lease agreement with HPT that became effective on January 31, 2007. Under the lease with HPT, we paid rent of $25.6 million during the two months ended March 31, 2007, of which $1.6 million was recognized as interest expense, $0.3 million was recognized as a reduction of our capital lease obligation, $1.1 million of deferred rental allowance was amortized as a reduction of rent expense, and we accrued an additional $2.9 million of rent expense in order to recognize the rent expense related to this lease on a straight line basis over the lease term.

Depreciation and amortization expense.  Depreciation and amortization for the quarter ended March 31, 2007 was $11.1 million, which reflected a decrease from the first quarter of 2006 of $5.5 million, or 33.1%.  This decrease was attributable to the significant decrease in depreciable assets on our balance sheet after the HPT Transaction on January 31, 2007, which resulted in a substantial decline in depreciation expense.  Our property and equipment balance at March 31, 2007 was $242.0 million, as compared to our predecessor’s property and equipment balance as of December 31, 2006 of $653.7 million, reflecting a 63.0% decrease.  The decline in depreciation expense was somewhat offset by a $0.6 million increase in amortization of intangible assets.

Merger related expenses.  During January 2007, our predecessor recognized a charge of $45.0 million related to expenses incurred in marketing itself for sale and consummating the HPT Transaction. These costs primarily consisted of investment banking fees, other transaction advisory fees and management bonus payments.

Income (loss) from operations.  There was a net loss from operations of $58.2 million for the quarter ended March 31, 2007, compared to income from operations of $13.2 million for the same period in 2006. This decrease of $71.4 million, as compared to the 2006 period was primarily the result of the $4.3 million increase in share based compensation expense, $25.5 million of HPT rent expense, $45.0 million of merger related expenses.

Interest and other financial costs, net.  Interest expense for the three months ended March 31, 2007 was $3.7 million, as compared to $11.4 million for the same period in 2006.  This $7.7 million, 68.0%, decrease primarily resulted from the repayment of our predecessor’s indebtedness on January 31, 2007 as part of the HPT Transaction, but also due to a $1.2 million increase in interest income earned on our cash balance.  The decline related to these factors was somewhat offset by recognizing as interest expense $1.6 million of rent under our lease with HPT in connection with the rent related to those sites we lease from HPT that did not qualify for operating lease treatment.

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

Summary of Contractual Obligations and Commercial Commitments

We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2006 except that we have committed to purchase a travel center in Edinburg, Texas for $3.1 million.

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

Item 4.  Controls and Procedures

In our Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed on May 15, 2007, we reported that our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we did not maintain effective controls over the accuracy of our accounting for two elements of our lease of our TA branded sites with Hospitality Trust.

This material weakness resulted in this amendment to our Quarterly Report on Form 10-Q/A for the period ended March 31, 2007, in order to restate the financial statements for the period ended March 31, 2007. Solely as a result of this material weakness, our management has revised its earlier conclusion and has now concluded that our disclosure controls and procedures were not effective as of March 31, 2007.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2008, our management had implemented new control procedures to reduce the possibility that our future financial reporting may not reflect GAAP with regard to lease accounting.  As a result of these new procedures we have concluded that we maintain effective control over the accuracy of our accounting for leases as of that date.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	Andrew J. Rebholz
May 12, 2008		Name:	Andrew J. Rebholz
		Title:	Executive Vice President, Chief Financial Officer and Treasurer