Form 10-Q/A
period 2007-06-30
TRAVELCENTERS OF AMERICA LLC
filed 2008-05-12
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

Number of Common Shares outstanding at August 10, 2007: 14,143,665 shares of common stock.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q/A

JUNE 30, 2007

Explanatory Note

Overview

We are filing this Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2007 to amend and restate financial statements and other financial information for the three month and five month periods ended June 30, 2007.  During the preparation of our Annual Report on Form 10-K for the year ended December 31, 2007, we discovered an error related to the fact that we had not properly reported in our 2007 quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2007, the impact of two elements of our lease of our TA branded sites with Hospitality Properties Trust, or Hospitality Trust. We believe Hospitality Trust’s commitment to fund up to $125 million of capital expenditures at our TA branded sites should have been previously reported as a tenant allowance under U.S. generally accepted accounting principles, or GAAP, and that a portion of our lease rent payments originally recognized as interest expense in the 2007 Quarterly Reports on Form 10-Q should instead have been recognized as a reduction of our capital lease obligation.  We have corrected this reporting in this amended Quarterly Report on Form 10-Q/A and the accompanying financial statements. As of March 31, 2008, our management implemented new control procedures to reduce the possibility that our future financial reporting may not reflect GAAP with regard to lease accounting.

In light of this restatement, our previously filed financial statements and other financial information for the quarterly periods ended March 31, June 30 and September 30, 2007, should no longer be relied upon.

Background

In preparing our Annual Report on Form 10-K for the year ended December 31, 2007, we became aware of an error in the application of accounting principles used in connection with the preparation of our audited statements for the year ended December 31, 2007.  This related to our accounting for two elements of our lease of our TA branded sites with Hospitality Trust, as noted above.  After studying the issue, our management concluded that under applicable GAAP we should have recognized Hospitality Trust’s commitment to fund up to $125 million of capital expenditures at our TA branded sites as a tenant allowance.  Additionally, our management determined a portion of our lease rent payments recognized as interest expense should have been recognized as a reduction of our capital lease obligations.

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

i

•                  Part I, Item 1. Consolidated Financial Statements,

•                  Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

•                  Part 1, Item 4. Controls and Procedures.

Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosures in this amended Quarterly Report on Form 10-Q/A do not reflect any events that have occurred after the Quarterly Report on Form 10-Q was initially filed on August 14, 2007.

Effects of Restatement

The restatement reflects the appropriate accounting for two elements of our lease of our TA branded sites with Hospitality Trust, as noted above, and also reflects various immaterial adjustments to our opening balance sheet amounts that had been identified subsequent to the original filing.  In the aggregate, these adjustments increased our total assets, total liabilities and total nonredeemable shareholders’ equity as of June 30, 2007 by $107,738, $104,805 and $2,933, respectively, and reduced our net loss for the five months ended June 30, 2007 by $3,452.  The following tables set forth the effects of the restatement on our previously reported consolidated financial statements as of, and for the five months ended, June 30, 2007:

	Five Months Ended June 30, 2007
	As Previously Reported	Restated

Statement of operations data:
Total revenues	$2,223,932	$2,223,126
Cost of goods sold (excluding depreciation)	1,927,401	1,927,401
Gross profit (excluding depreciation)	296,531	295,725
Site level operating expenses	197,977	197,886
Selling, general and administrative expenses	37,330	37,024
Real estate rent expense	77,104	74,259
Depreciation and amortization expense	13,168	13,357
Loss from operations	(29,048)	(26,801)
Equity in income of joint venture	190	190
Interest income	2,577	5,117
Interest expense	(5,067)	(4,267)
Benefit for income taxes	(11,939)	(9,804)
Net loss	$(19,409)	$(15,957)

Statement of cash flows data:
Cash used in operating activities	$(25,432)	$(31,972)
Cash used in investing activities	(54,343)	(63,467)
Cash used in financing activities	(49,339)	(36,360)
Effect of exchange rate changes on cash	(7)	(7)
Net decrease in cash	$(129,121)	$(131,806)

	June 30, 2007
	As Previously
	Reported	Restated

Balance sheet data:

Cash and cash equivalents	$115,889	$113,204
Restricted cash	36,360	36,360
Restricted investments	275,545	277,970
Accounts receivable	118,643	108,442
Inventories	135,965	134,529
Leasehold improvement receivable	—	25,000
Other current assets	49,766	54,057
Total current assets	732,168	749,562
Property and equipment, net	282,824	295,525
Goodwill	25,379	26,332
Intangible assets, net	41,530	42,242
Deferred financing costs, net	50	50
Deferred income taxes	495	495
Leasehold improvement receivable	—	76,609
Other noncurrent assets	20,438	19,807
Total assets	$1,102,884	$1,210,622

Current maturities of long term debt	$269,322	$269,322
Accounts payable	216,509	213,958
Other accrued liabilities	138,948	153,976
Total current liabilities	624,779	637,256
Capital lease obligations	107,620	106,820
Deferred income taxes	12,197	11,623
Deferred rental allowance	—	98,708
Other noncurrent liabilities	44,009	39,003
Total liabilities	788,605	893,410
Nonredeemable shareholders’ equity:
Common shares	333,121	333,121
Accumulated other comprehensive income	567	567
Additional paid in capital	—	(519)
Accumulated deficit	(19,409)	(15,957)
Total nonredeemable shareholders’ equity	314,279	317,212
Total liabilities and nonredeemable shareholders’ equity	$1,102,884	$1,210,622

INDEX

		Page
PART I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2007 for TravelCenters of America LLC (unaudited) and December 31, 2006 for TravelCenters of America, Inc. (predecessor)	1

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2007, for TravelCenters of America LLC, and the three months ended June 30, 2006, for TravelCenters of America, Inc. (predecessor)	2

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the five months ended June 30, 2007, for TravelCenters of America LLC, and the one month ended January 31, 2007, and the six months ended June 30, 2006 for TravelCenters of America, Inc. (predecessor)	3

	Unaudited Consolidated Statements of Cash Flows for the five months ended June 30, 2007, for TravelCenters of America LLC, and the one month ended January 31, 2007, and the six months ended June 30, 2006 for TravelCenters of America, Inc. (predecessor)	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

	Warning Concerning Forward Looking Statements	29

PART II	Other Information	30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 6.	Exhibits	30

	Signatures	32

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	Company	Predecessor
	June 30,	December 31,
	2007	2006
	(Restated)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$113,204	$55,297
Restricted cash	36,360	—
Restricted investments	277,970	—
Accounts receivable (less allowance for doubtful accounts of $1,971 as of June 30, 2007 and $1,344 as of December 31, 2006)	108,442	91,850
Inventories	134,529	90,350
Deferred income taxes	—	14,806
Leasehold improvement receivable	25,000	—
Other current assets	54,057	14,651
Total current assets	749,562	266,954
Property and equipment, net	295,525	653,668
Goodwill	26,332	49,681
Intangible assets, net	42,242	1,907
Deferred financing costs, net	50	15,462
Deferred income taxes	495	438
Leasehold improvement receivable	76,609	—
Other noncurrent assets	19,807	7,482

Total assets	$1,210,622	$995,592

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long term debt	$269,322	$7,019
Accounts payable	213,958	121,198
Other current liabilities	153,976	71,278
Total current liabilities	637,256	199,495
Other noncurrent liabilities	39,003	22,594
Long term debt (net of unamortized discount)	—	668,734
Capital lease obligations	106,820	—
Deferred income taxes	11,623	15,492
Deferred rent allowance	98,708	—
Total liabilities	893,410	906,315

Redeemable equity	—	13,403

Commitments and contingencies (Note 14)

Nonredeemable shareholders’ equity:
Common shares, no par value, 8,808,575 shares issued and outstanding at June 30, 2007	333,121	—
Common shares, par value $0.00001, 20,000,000 shares authorized,6,937,003 shares issued and outstanding at December 31, 2006	—	3
Preferred stock 5,000,000 shares authorized but unissued at December 31, 2006	—	—
Accumulated other comprehensive income	567	1,383
Additional paid in capital	(519)	224,565
Accumulated deficit	(15,957)	(150,077)
Total nonredeemable shareholders’ equity	317,212	75,874
Total liabilities, redeemable equity and nonredeemable shareholders’ equity	$1,210,622	$995,592

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(dollars in thousands, except per share amounts)

	Company	Predecessor
	Three months	Three months
	Ended	ended
	June 30, 2007	June 30, 2006
	(Restated)
Revenues:
Fuel	$1,222,286	$1,061,537
Non fuel	261,545	225,845
Rent and royalties	2,941	2,644
Total revenues	1,486,772	1,290,026

Cost of goods sold (excluding depreciation):
Fuel	1,181,476	1,024,180
Non fuel	110,289	93,892
Total cost of goods sold (excluding depreciation)	1,291,765	1,118,072

Operating expenses:
Site level operating	125,512	103,099
Selling, general & administrative	25,278	23,295
Real estate rent	46,969	2,674
Depreciation and amortization	8,029	16,558
Total operating expenses, net	205,788	145,626

Income (loss) from operations	(10,781)	26,328

Other income	—	1,250
Equity in income of joint venture	190	—
Interest income	3,822	397
Interest expense	(3,530)	(11,959)
Income (loss) before income taxes	(10,299)	16,016
Provision (benefit) for income taxes	(3,960)	6,050
Net income (loss)	$(6,339)	$9,966

Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments, (net of taxes of $0 and $(179), respectively)	—	(348)
Foreign currency translation adjustments, (net of taxes of $(11) and $123, respectively)	445	391
Comprehensive income (loss)	$(5,894)	$10,009

Weighted average shares outstanding:
Basic	8,809	6,937
Diluted	8,809	7,600

Earnings (loss) per common share:
Basic	$(0.72)	$1.44
Diluted	$(0.72)	$1.31

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(dollars in thousands, except per share amounts)

	Company	Predecessor
	Five months	One month	Six months
	Ended	Ended	Ended
	June 30, 2007	January 31,2007	June 30, 2006
	(Restated)
Revenues:
Fuel	$1,818,429	$285,053	$1,945,683
Non fuel	400,269	66,795	425,752
Rent and royalties	4,428	834	4,949
Total revenues	2,223,126	352,682	2,376,384

Cost of goods sold (excluding depreciation):
Fuel	1,760,878	270,694	1,881,189
Non fuel	166,523	27,478	176,172
Total cost of goods sold (excluding depreciation)	1,927,401	298,172	2,057,361

Operating expenses:
Site level operating	197,886	36,093	206,482
Selling, general & administrative	37,024	8,892	34,820
Real estate rent	74,259	931	5,278
Depreciation and amortization	13,357	5,786	32,929
Merger related	—	44,972	—
Total operating expenses, net	322,526	96,674	279,509

Income (loss) from operations	(26,801)	(42,164)	39,514

Other income	—	—	1,250
Debt extinguishment expenses	—	(16,140)	—
Equity in income of joint venture	190	—	—
Interest income	5,117	1,131	646
Interest expense	(4,267)	(5,345)	(23,618)
Income (loss) before income taxes	(25,761)	(62,518)	17,792
Provision (benefit) for income taxes	(9,804)	(40,470)	6,722
Net income (loss)	$(15,957)	$(22,048)	$11,070

Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments, (net of taxes of $0, $0, and $(182), respectively)	—	—	(353)
Foreign currency translation adjustments, (net of taxes of $(11), $(47) and $112, respectively)	567	(47)	356
Comprehensive income (loss)	$(15,390)	$(22,095)	$11,073

Weighted average shares outstanding:
Basic	8,809	6,937	6,937
Diluted	8,809	6,937	7,534

Earnings (loss) per common share:
Basic	$(1.81)	$(3.18)	$1.60

Diluted	$(1.81)	$(3.18)	$1.47

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Unaudited Consolidated Statements of Cash Flows

(dollars in thousands)

	Company	Predecessor
		One Month
	Five Months	Ended	Six Months
	Ended June 30, 2007	January 31, 2007	Ended June 30, 2006
	(Restated)

Cash flows from operating activities:
Net income (loss)	$(15,957)	$(22,048)	$11,070
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash rent expense	7,457	34	257
Share based compensation expense	—	4,268	11,656
Depreciation and amortization	13,337	5,810	33,171
Equity in income of joint venture	(190)	—	—
Amortization of debt premium	(1,077)	—	—
Amortization of deferred financing costs	—	267	1,559
Debt extinguishment expenses	—	16,140	—
Deferred income tax provision	(854)	(33,827)	6,091
Provision for doubtful accounts	262	50	125
Unrealized gain on restricted investments	(805)	—	—
Gain on asset sales	20	(24)	(242)
Changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(18,476)	9,112	(29,258)
Inventories	(11,540)	4,779	(1,416)
Other current assets	(20,401)	(10,452)	687
Accounts payable and other accrued liabilities	12,574	59,966	30,128
Cash received for leasehold improvements	8,664	—	—
Other, net	(4,986)	5,950	(1,174)
Net cash provided by (used in) operating activities	(31,972)	40,025	62,654

Cash flows from investing activities:
Acquisitions of businesses	(25,577)	—	—
Proceeds from asset sales	—	35	2,154
Capital expenditures	(39,328)	(7,176)	(39,551)
Proceeds from asset sales to Hospitality Trust	1,438	—	—
Net cash used in investing activities	(63,467)	(7,141)	(37,397)

Cash flows from financing activities:
Decrease in checks drawn in excess of bank balances	—	(8,170)	(7,651)
Long term debt repayments	—	(54)	(3,503)
Cash deposited to secure letters of credit	(36,360)	—	—
Net cash used in financing activities	(36,360)	(8,224)	(11,154)

Effect of exchange rate changes on cash	(7)	(7)	44

Net increase (decrease) in cash	(131,806)	24,653	14,147

Cash and cash equivalents at the beginning of the period	245,010	55,297	47,547
Cash and cash equivalents at the end of the period	$113,204	$79,950	$61,694

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

3.             HPT Transaction.

The following table summarizes the amounts assigned, based on their fair values, to those assets and liabilities for which we became the owner as a result of the HPT Transaction as of January 31, 2007. See Note 5 for pro forma results of operations data.

(Restated)

Current assets	$460,417
Property and equipment	231,996
Goodwill	26,333
Intangible assets	23,674
Leasehold improvement receivable	82,733
Other noncurrent assets	9,852
Total assets acquired	835,005

Current liabilities	247,999
Capital lease obligations	107,620
Deferred taxes	12,205
Deferred rental allowance	101,528
Noncurrent liabilities	32,533
Net assets acquired	$333,120

4.             Petro Acquisition.

On May 30, 2007, we acquired Petro for approximately $63,567 in cash plus the assumption of Petro’s outstanding 9% Senior Secured Notes due 2012, or the 9% Notes, with a face amount of $250,000 and a fair value of $270,399, and other liabilities. We also paid $1,230 of direct acquisition costs.  Also on May 30, 2007, Hospitality Trust acquired the real estate of 40 Petro travel centers, and simultaneously with Hospitality Trust’s acquisition of this real estate, we entered the Petro Lease for these 40 locations. We refer to this transaction as the Petro Acquisition.

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

•      Certain personal property, contract rights and all of the working capital associated with the 44 sites operated by Petro.

The aggregate acquisition cost was $436,427, which was comprised of the following:

Calculation of acquisition cost for Petro Stopping Centers, L.P.:

Cash consideration	$63,567
Assumed indebtedness defeased at closing	270,399
Other assumed liabilities	101,231
Estimated fees and other direct acquisition costs	1,130
Total acquisition cost	$436,427

The following table summarizes the amounts assigned, based on their fair values, to the assets and liabilities acquired in the Petro Acquisition. See Note 5 for pro forma results of operations.

Cash and cash equivalents	$42,205
Restricted investments	277,164
Other current assets	54,061
Property and equipment	33,587
Intangible assets	20,136
Other noncurrent assets	9,272
Total assets acquired	436,427

Indebtedness	270,399
Current liabilities	98,296
Other noncurrent liabilities	2,935
Net assets acquired	$64,797

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

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share amounts)

5.                                      Pro Forma Information.

The following unaudited pro forma information presents our results of operations as if both the HPT Transaction and the Petro Acquisition had occurred at the beginning of the period presented:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Restated)		(Restated)

Total revenues	$1,856,708	$1,858,473	$3,450,135	$3,461,867
Net income (loss)	$(21,961)	$1,237	$(76,607)	$(12,933)
Net income (loss) per common share	$(2.49)	$0.14	$(8.70)	$(1.47)

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

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share amounts)

7.                                      Inventories.

Inventories consisted of the following:

	Company	Predecessor
	June 30,	December 31,
	2007	2006
	(Restated)

Non-fuel merchandise	$101,222	$71,820
Petroleum products	33,307	18,530

Total inventories	$134,529	$90,350

8                                         Property and Equipment.

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

The following table summarizes the various amounts related to the Hospitality Trust and other real estate leases that are reflected in our operating results:

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share amounts)

	Three months	Five months
	ended	ended
	June 30, 2007	June 30, 2007
	(Restated)	(Restated)

Minimum base rent (TA Lease cash payments)	$38,375	$63,958
Minimum base rent (Petro Lease cash payments)	5,531	5,531
Required straight line rent adjustment (TA lease)	4,295	7,165
Total rent to Hospitality Trust	48,201	76,654
Less amount recognized as interest	(2,402)	(4,003)
Less capital lease amortization	(480)	(801)
Less leasehold improvement obligation amortization	(1,692)	(2,820)
Rent to Hospitality Trust recognized as rent expense	43,627	69,030
Other real estate lease rent	3,342	5,229
Total real estate lease rent	$46,969	$74,259

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

Under certain environmental agreements entered into as part of our predecessor’s acquisition of travel centers, a seller is required to indemnify us for, and conduct remediation of, certain environmental conditions. Also, certain of our remediation expenditures can be recovered from state tank funds. In addition, we have obtained insurance of up to $35,000 for known environmental liabilities and up to $60,000 for unknown environmental liabilities, subject, in each case, to certain limitations and deductibles.  At June 30, 2007, we had reserves for environmental matters of $12,574, offset by a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, leaving an estimated net amount of $4,359 to be funded from future operating cash flows.  While it is not possible to quantify with certainty our environmental exposure, in our opinion, based upon the information known to us to date, our potential liability in excess of the reserves we have recorded will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share amounts)

15.          Income Taxes.

The provision (benefit) for income taxes was as follows:

			Predecessor
	Company	Company	One Month
	Three Months	Five Months	Ended	Three Months	Six Months
	Ended	Ended	January 31,	Ended	Ended
	June 30, 2007	June 30, 2007	2007	June 30, 2006	June 30, 2006
	(Restated)	(Restated)

Current tax provision (benefit):
Federal	$(4,870)	$(7,470)	$(6,750)	$—	$—
State	(923)	(1,480)	107	319	631
Foreign	—	—	—	—	—
	(5,793)	(8,950)	(6,643)	319	631

Deferred tax provision (benefit):
Federal	1,468	(970)	(31,380)	5,719	6,122
State	365	116	(2,432)	12	(31)
Foreign	—	—	(15)	—	—
	1,833	(854)	(33,827)	5,731	6,091

Total tax provision (benefit)	$(3,960)	$(9,804)	$(40,470)	$6,050	$6,722

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
	(Restated)
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

Historical Results of Operations

Relevance of Fuel Revenues and Fuel Volumes

Due to market pricing of commodity fuel products and our pricing arrangements with fuel customers, fuel revenue is not a reliable metric for analyzing our results of operations or our predecessor’s results from of operations period to period. As a result solely of changes in petroleum products market prices, our fuel revenue may increase or decrease significantly versus our or our predecessor’s historical results of operations, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in gross profit per gallon. We consider fuel volumes to be a better measure of comparative performance than fuel revenues.

Three months ended June 30, 2007 compared to June 30, 2006

The amounts in the following table for the three months ended June 30, 2007 include the results of Petro since May 30, 2007, the date of the Petro Acquisition.

	Company	Predecessor
	Three months	Three months
	ended	ended
(dollars are in thousands)	June 30, 2007	June 30, 2006	Change
	(Restated)		(Restated)
Revenues:
Fuel	$1,222,286	$1,061,537	$160,749
Non fuel	261,545	225,845	35,700
Rent and royalties	2,941	2,644	297
Total revenues	1,486,772	1,290,026	196,746

Cost of goods sold (excluding depreciation):
Fuel	1,181,476	1,024,180	157,296
Non fuel	110,289	93,892	16,397
Total cost of goods sold (excluding depreciation)	1,291,765	1,118,072	173,693

Operating expenses:
Site level operating	125,512	103,099	22,413
Selling, general & administrative	25,278	23,295	1,983
Real estate lease rent	46,969	2,674	44,295
Depreciation and amortization	8,029	16,558	(8,529)
Total operating expenses, net	205,788	145,626	60,162

Income (loss) from operations	(10,781)	26,328	(37,109)

Other income	—	1,250	(1,250)
Equity in income of joint venture	190	—	190
Interest income	3,822	397	3,425
Interest expense	(3,530)	(11,959)	8,429
Income (loss) before income taxes	$(10,299)	$16,016	$(26,315)

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

	Three months ended June 30,
	Company	Predecessor
	2007	2006	Change
	(gallons and dollars in thousands)

Number of company operated travel centers	138	138
Number of franchisee operated travel centers	21	21

Diesel sales volume (gallons) (1)	371,048	372,370	-0.4%
Gasoline sales volume (gallons) (1)	52,855	53,724	-1.6%
Total nonfuel revenues (1)	$227,131	$224,798	+1.0%
Rent revenues (2)	1,171	1,120	+4.6%
Royalty revenues (2)	1,265	1,260	+0.4%
Operating expenses (1) (3)	110,821	109,366	+1.3%

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

Revenues. Revenues for the three months ended June 30, 2007, were $1,486.8 million, which represented an increase from the quarter ended June 30, 2006, of $196.7 million, or 15.3%, that is primarily attributable to the Petro Acquisition.

Fuel revenue for the quarter ended June 30, 2007, increased by $160.7 million, or 15.1%, as compared to the same period in 2006. This increase was principally the result of sites added since 2006, including the Petro sites.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons Sold		Fuel
	Diesel Fuel	Gasoline	Revenues
	(gallons and dollars in thousands)

Results for three months ended June 30, 2006	410,660	54,059	$1,061,537

Decrease due to commodity price	—	—	(7,583)
Decrease due to same site volume	(1,322)	(870)	(5,005)
Increase due to net company operated sites added since April 1, 2006	57,431	4,484	167,406
Changes due to wholesale fuel business sale volume variations	2,599	(3)	5,931
Net increase from prior year period	58,708	3,611	160,749

Results for three months ended June 30, 2007	469,368	57,670	$1,222,286

We believe the same site diesel fuel sales volume decrease resulted primarily from a decline in trucking activity and is largely attributable to a decline in manufactured goods orders and new home building during the 2007 periods versus the 2006 periods. Fuel revenues were 82.2% of total revenues for the quarter ended June 30, 2007, as compared to 82.3% for the same period in 2006.

Nonfuel revenues for the quarter ended June 30, 2007 were $261.5 million, an increase of $35.7 million, or 15.8%, as compared to the same period in 2006. Of this increase, $28.5 million relates to the company operated sites added in the Petro Acquisition on May 30, 2007 and three other sites added in 2007 and 2006. Same site nonfuel revenues increased by $2.3 million, or 1.0%.  We believe the same site nonfuel revenue increase reflected increased customer traffic resulting, in part, from the capital improvements that were made to our travel centers, such as repair shop bay additions, and also from our marketing strategies. Nonfuel revenues were 17.6% of total revenues for the quarter ended June 30, 2007, as compared to 17.5% for the same period in 2006.

Rent and royalty revenues for the three months ended June 30, 2007 increased $0.3 million, or 11.2%, as compared to the same period in 2006. This was primarily the result of royalty revenues for the Petro franchisee sites for the month of June 2007.

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

Site level operating expenses. Site level operating expenses primarily included the direct expenses of company operated sites. Site level operating expenses increased by $22.4 million, or 21.7%, to $125.5 million for the quarter ended June 30, 2007, compared to $103.1 million for the same period in 2006. The increase was the result of $14.5 million in operating site level expense at the Petro locations for the month of June 2007, $2.1 million from other company operated locations added in 2007 and 2006 and a $1.5 million same sites increase.  Additionally, in June 2006 our predecessor recognized a reduction of site level operating expenses of $4.4 million related to the settlement of two claims made in connection with certain merger and recapitalization transactions our predecessor completed in November 2000.  The same site increase in operating expenses was 1.4% and was primarily the result of the increased costs necessary to support the increased level of nonfuel sales. On a same site basis, site level operating expenses as a percentage of nonfuel revenues for the quarter ended June 30, 2007 were 48.8%, compared to 48.7% for the same period in 2006.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended June 30, 2007, were $25.3 million, representing a $2.0 million, or 8.5%, increase from the same period in 2006.  In the quarter ended June 30, 2007 we incurred $6.4 million for separation payments related to employment agreements with various former executive officers in 2007, and retention bonus payments that are required to be made to certain of our employees who remain in our employ through specified dates.  Our predecessor incurred $11.6 million of share based compensation expense in the 2006 period related to stock options of our predecessor.  Other selling, general and administrative expense increases over the prior year period represent increases in expenses as a result of changes to our structure as a result of, but not limited to, the HPT Transaction and the Petro Acquisition.

Real estate rent expense.  Rent expense for the quarter ended June 30, 2007 was $47.0 million, an increase of $44.3 million over the prior year period.  This increase was primarily attributable to our lease agreements with Hospitality Trust that became effective on January 31, 2007 and May 30, 2007. Under the leases with Hospitality Trust, we paid rent of $43.9 million during the three months ended June 30, 2007, of which $2.4 million was recognized as interest expense, $0.5 million was recognized as a reduction of our capital lease obligation, $1.7 million of deferred rental allowance was recognized as a reduction of rent expense, and we accrued an additional $4.3 million of rent expense in order to recognize the rent expense related to this lease on a straight line basis over the lease term.

Depreciation and amortization expense.  Depreciation and amortization for the quarter ended June 30, 2007 was $8.0 million, a decrease from the second quarter of 2006 of $8.5 million, or 51.5%.  This decrease was attributable to the significant decrease in depreciable assets on our balance sheet after the HPT Transaction on January 31, 2007, partially offset by assets added by the Petro Acquisition. Our property and equipment balance at June 30, 2007 was $295.5 million, as compared to our predecessor’s property and equipment balance as of December 31, 2006 of $653.7 million, reflecting a 54.9% decrease.  The decline in depreciation expense was somewhat offset by a $1.0 million increase in amortization of intangible assets recognized in the HPT Transaction and the Petro Acquisition.

Income (loss) from operations.  There was a net loss from operations of $10.8 million for the quarter ended June 30, 2007, compared to income from operations of $26.3 million for the same period in 2006. This decrease was the result of the changes in revenues and expenses described above.

Interest income and expense.  Interest income for the three months ended June 30, 2007 was $3.8 million, an increase of $3.4 million over the prior year period that resulted, in part, from $0.8 million of interest income on restricted investments combined with interest income resulting from the increase in our cash balance after the HPT Transaction.  Interest expense for the three months ended June 30, 2007 was $3.5 million, as compared to $12.0 million for the same period in 2006.  This $8.4 million, or 70.5%, decrease primarily resulted from the repayment of our predecessor’s indebtedness on January 31, 2007 as part of the HPT Transaction.  The decline related to these factors was somewhat offset by recognizing as interest expense $2.9 million of rent under our TA Lease with Hospitality Trust in connection with the rent related to those sites we lease from Hospitality Trust that did not qualify for operating lease treatment and $0.8 million of interest expense on the Petro 9% Notes.

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

	Company	Predecessor	Combined	Predecessor
		One month
	Five months	Ended	Six months	Six months
(dollars are in thousands)	Ended June 30, 2007	January 31, 2007	Ended June 30, 2007	Ended June 30, 2006	Change
	(Restated)		(Restated)		(Restated)

Revenues:
Fuel	$1,818,429	$285,053	$2,103,482	$1,945,683	$157,799
Nonfuel	400,269	66,795	467,064	425,752	41,312
Rent and royalties	4,428	834	5,262	4,949	313
Total revenues	2,223,126	352,682	2,575,808	2,376,384	199,424

Cost of goods sold (excluding depreciation)
Fuel	1,760,878	270,694	2,031,572	1,881,189	150,383
Nonfuel	166,523	27,478	194,001	176,172	17,829
Total cost of goods sold (excluding depreciation)	1,927,401	298,172	2,225,573	2,057,361	168,212

Operating expenses:
Site level operating expenses	197,886	36,093	233,979	206,482	27,497
Selling, general & administrative expense	37,024	8,892	45,916	34,820	11,096
Real estate lease rent	74,259	931	75,190	5,278	69,912
Depreciation and amortization expense	13,357	5,786	19,143	32,929	(13,786)
Merger related expenses	—	44,972	44,972	—	44,972
Total operating expenses	322,526	96,674	419,200	279,509	139,691

Income (loss) from operations	(26,801)	(42,164)	(68,965)	39,514	(108,479)

Other Income	—	—	—	1,250	(1,250)
Debt extinguishment expense	—	(16,140)	(16,140)	—	(16,140)
Equity in income of joint venture	190	—	190	—	190
Interest income	5,117	1,131	6,248	646	5,602
Interest expense	(4,267)	(5,345)	(9,612)	(23,618)	14,006
Income (loss) before income taxes	$(25,761)	$(62,518)	$(88,279)	$17,792	$(106,071)

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

	Six months ended June 30,
	Combined	Predecessor
	2007	2006	Change
	(gallons and dollars in thousands)

Number of company operated travel centers	138	138
Number of franchisee operated travel centers	21	21

Diesel sales volume (gallons) (1)	742,686	745,869	-0.4%
Gasoline sales volume (gallons) (1)	97,893	100,450	-2.5%
Total nonfuel revenues (1)	$430,667	$423,476	+1.7%
Rent revenues (2)	2,342	2,239	+4.6%
Royalty revenues (2)	2,447	2,418	+1.2%
Operating expenses (1) (3)	215,783	209,466	+3.0%

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

Revenues. Revenues for the six months ended June 30, 2007, were $2,575.8 million, which represented an increase from the six months ended June 30, 2006, of $199.4 million, or 8.4%, that is primarily attributable to the Petro Acquisition.

Fuel revenue for the six months ended June 30, 2007, increased by $157.8 million, or 8.1%, as compared to the same period in 2006. This increase was principally the result of sites added since 2006, primarily including the Petro sites. The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons Sold		Fuel
	Diesel Fuel	Gasoline	Revenues
	(gallons and dollars in thousands)

Results for six months ended June 30, 2006	825,039	101,231	$1,945,683

Increase due to commodity price			4,637
Decrease due to same site volume	(3,182)	(2,556)	(12,055)
Increase due to net company operated sites added since January 1, 2006	56,951	4,325	165,715
Changes due to wholesale fuel business sale volume variations	(221)	(16)	(498)
Net increase from prior year period	53,548	1,753	157,799

Results for six months ended June 30, 2007	878,587	102,984	$2,103,482

We believe the same site diesel fuel sales volume decrease resulted primarily from a decline in trucking activity that is largely attributable to a decline in manufactured goods orders and new home building during the 2007 periods versus the 2006 periods.  Fuel revenues were 81.7% of total revenues for the six months ended June 30, 2007, as compared to 81.9% for the same period in 2006.

Nonfuel revenues for the six months ended June 30, 2007 of $467.1 million increased by $41.3 million, or 9.7%, as compared to the same period in 2006. Of this increase, $28.5 million relates to the company operated sites added in the Petro Acquisition on May 30, 2007 and three other sites added in 2007 and 2006. Same site nonfuel revenues increased by $7.2 million, or 1.7%, at company operated sites open in both 2007 and 2006 despite the decrease in same site diesel fuel volumes noted above. We believe the same site increase reflected increased customer traffic resulting, in part, from the capital improvements, such as repair shop bay additions, that were made to our travel centers and also from our marketing strategies. Nonfuel revenues were 18.1% of total revenues for the quarter ended June 30, 2007, as compared to 17.9% for the same period in 2006.

Rent and royalty revenues for the six months ended June 30, 2007 increased $0.3 million or 6.3%, as compared to the same period in 2006.  This was primarily the result of royalty revenues for the Petro franchisee sites for the month of June 2007 of $0.5 million.

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

Site level operating expenses. Site level operating expenses primarily include the direct expenses of company operated sites. Site level operating expenses increased by $27.5 million, or 13.3%, to $234.0 million for the six months ended June 30, 2007, compared to $206.5 million for the same period in 2006. The increase was the result of $14.5 million in site level operating expense at the Petro locations for the month of June 2007, $2.3 million from company operated locations added in 2007 and 2006 and a $6.3 million same site increase. Additionally, in June 2006 our predecessor recognized a reduction of site level operating expenses of $4.4 million related to the settlement of two claims made in connection with certain merger and recapitalization transactions our predecessor completed in November 2000.  The same site increase in site level operating expenses was 3.0%, and was primarily the result of the increased costs necessary to support the increased level of nonfuel sales.  On a same site basis, site level operating expenses as a percentage of nonfuel revenues for the six months ended June 30, 2007 were 50.1%, compared to 49.5% for the same period in 2006.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the six months ended June 30, 2007, were $45.9 million, representing an $11.1 million, or 31.9% increase from the same period in 2006. In the six months ended June 30, 2007 we incurred $8.4 million for separation payments related to employment agreements with former executive officers in 2007, and retention bonus payments that are required to be made to certain of our employees who remain in our employ through specified dates.  Our predecessor incurred $11.6 million of share based compensation expense in the prior year period and $4.2 million in the one month ended January 31, 2007, for a net decrease in expense of $7.4 million, related to stock options of our predecessor.  Other selling, general and administrative expense increases over the prior year period represent increases in expenses as a result of changes to our structure as a result of, but not limited to, the HPT Transaction and the Petro Acquisition.

Real estate rent expense.  Rent expense for the six months ended June 30, 2007 was $75.2 million, an increase of $69.9 million over the prior year period.  This increase was primarily attributable to the lease agreements with Hospitality Trust that became effective on January 31, 2007 and May 30, 2007. Under the leases with Hospitality Trust, we paid rent of $69.5 million during the five months ended June 30, 2007, of which $4.0 million was recognized as interest expense, $0.8 million was recognized as a reduction of our capital lease obligation, $2.8 million of deferred rental allowance was recognized as a reduction of rent expense, and we accrued an additional $7.2 million of rent expense in order to recognize the rent expense related to this lease on a straight line basis over the lease term.

Depreciation and amortization expense.  Depreciation and amortization for the six months ended June 30, 2007 was $19.1 million, which reflected a decrease from the same period in 2006 of $13.8 million, or 41.9%.  This decrease was attributable to the significant decrease in depreciable assets on our balance sheet after the HPT Transaction on January 31, 2007, partially offset by assets added by the Petro Acquisition. Our property and equipment balance at June 30, 2007 was $295.5 million, as compared to our predecessor’s property and equipment balance as of December 31, 2006 of $653.7 million, reflecting a 54.8% decrease.  The decline in depreciation expense was somewhat offset by a $1.6 million increase in amortization of intangible assets resulting from the accounting for the HPT Transaction and the Petro Acquisition.

Merger related expenses.  During January 2007, our predecessor recognized a charge of $45.0 million related to expenses incurred in marketing itself for sale and consummating the HPT Transaction. These costs primarily consisted of investment banking fees, other transaction advisory fees and management bonus payments

Income (loss) from operations.  There was a net loss from operations of $69.0 million for the six months ended June 30, 2007, compared to income from operations of $39.5 million for the same period in 2006. This decrease was the result of the changes in revenues and expenses described above.

Interest income and expense.  Interest income for the six months ended June 30, 2007 was $6.2 million, an increase of $5.6 million over the prior year period that resulted, in part, from $0.8 million of interest income on restricted investments combined with interest income resulting from the increase in our cash balance after the HPT Transaction.  Interest expense for the six months ended June 30, 2007 was $9.6 million, as compared to $23.6 million for the same period in 2006.  This $14.0 million, 59.3%, decrease primarily resulted from the repayment of our predecessor’s indebtedness on January 31, 2007 as part of the HPT Transaction.  The decline related to these factors was somewhat offset by recognizing as interest expense $4.0 million of rent under our TA Lease with Hospitality Trust in connection with the rent related to those sites we lease from Hospitality Trust that did not qualify for operating lease treatment and $0.8 million of interest expense on the Petro 9% Notes.

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

•      Our field management functions and the corporate office, marketing and operations personnel will be realigned resulting in the elimination of management layers, which will result in the elimination of approximately 100 positions as of September 2007.

In connection with the reorganization, we expect to take an accounting charge of between $2.0 and $3.0 million principally related to severance payments and relocation benefits.

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

Hospitality Trust has agreed to provide up to $25 million of funding annually for the first five years of the TA Lease for certain improvements to the leased travel centers. This funding is cumulative and may be drawn by us from Hospitality Trust in subsequent years until December 31, 2015. There will not be any adjustment in our minimum rent as Hospitality Trust funds these amounts. All improvements funded by Hospitality Trust will be owned by Hospitality Trust. We are required to maintain, at our expense, the leased travel centers in good order and repair, including structural and non-structural components, but we may request that Hospitality Trust fund amounts in excess of the $25 million annually referred to above in return for minimum rent increases equal to a minimum of 8.5% per annum of the amount Hospitality Trust funds. As of June 30, 2007, Hospitality Trust had reimbursed us for $9.1 million of covered improvements, and in addition we sold $1.4 million of improvements to Hospitality Trust for an increase in annual rent of $0.1 million.  During the five months ended June 30, 2007, we incurred capital expenditures of $39.3 million which have not been reimbursed by, or sold to, Hospitality Trust.  This included amounts incurred to complete the construction of new travel centers in Livingston, CA and Laredo, TX that opened in March 2007 and July 2007, respectively.  We also incurred $25.6 million net of cash acquired of $43.0 million for acquisitions of businesses, including the Petro Acquisition. These acquisitions were funded from cash on hand.

Through June 30, 2007, we completed approximately $5 million of our $125 million to $150 million expected spending on what we call “Operation Refresh”, a program to upgrade the quality of our TA locations and make them more attractive to our customers.  Because of the current slowdown of trucking activity, we have determined to use our strong financial position to accelerate Operation Refresh and now expect to spend approximately $40 million in 2007 and $70 million in 2008 on this program. We expect that a substantial portion of this program will be funded by Hospitality Properties as we draw the $125 million of committed funding for capital improvements that is described above.

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

Item 4.  Controls and Procedures

In our Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed on August 14, 2007, we reported that our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we did not maintain effective controls over the accuracy of our accounting for two elements of our lease of our TA branded sites with Hospitality Trust.

This material weakness resulted in this amendment to our Quarterly Report on Form 10-Q/A for the period ended June 30, 2007, in order to restate the financial statements for the period ended June 30, 2007. Solely as a result of this material weakness, our management has revised its earlier conclusion and has now concluded that our disclosure controls and procedures were not effective as of June 30, 2007.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2008, our management had implemented new control procedures to reduce the possibility that our future financial reporting may not reflect GAAP with regard to lease accounting.  As a result of these new procedures we have concluded that we maintain effective control over the accuracy of our accounting for leases as of that date.

Warning concerning forward looking statements

THIS QUARTERLY REPORT ON FORM 10-Q/A CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS ‘‘BELIEVE’’, ‘‘EXPECT’’, ‘‘ANTICIPATE’’, ‘‘INTEND’’, ‘‘PLAN’’, ‘‘ESTIMATE’’ OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT ON FORM 10-Q/A THAT MAY NOT OCCUR ARE AS FOLLOWS:

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

Part II. Other Information

Item 1. Legal Proceedings

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q/A to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and our prospectus dated June 28, 2007.

Item 1A.  Risk Factors

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q/A to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and our prospectus dated June 28, 2007.

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