Form 10-Q/A
period 2007-09-30
TRAVELCENTERS OF AMERICA LLC
filed 2008-05-12
CIK 1378453

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

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q/A

SEPTEMBER 30, 2007

Explanatory Note

Overview

We are filing this Amendment No. 1 to Form 10-Q for the quarterly period ended September 30, 2007 to amend and restate financial statements and other financial information for the three month and eight month periods ended September 30, 2007.  During the preparation of our Annual Report on Form 10-K for the year ended December 31, 2007, we discovered an error related to the fact that we had not properly reported in our 2007 quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2007, the impact of two elements of our lease of our TA branded sites with Hospitality Properties Trust, or Hospitality Trust. We believe Hospitality Trust’s commitment to fund up to $125 million of capital expenditures at our TA branded sites should have been previously reported as a tenant allowance under U.S. generally accepted accounting principles, or GAAP, and that a portion of our lease rent payments originally recognized as interest expense in the 2007 Quarterly Reports on Form 10-Q should instead have been recognized as a reduction of our capital lease obligation.  We have corrected this reporting in this amended Quarterly Report on Form 10-Q/A and the accompanying financial statements. As of March 31, 2008, our management implemented new control procedures to reduce the possibility that our future financial reporting may not reflect GAAP with regard to lease accounting.

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

•                  Part I, Item 1. Consolidated Financial Statements,

•                  Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

•                  Part 1, Item 4. Controls and Procedures.

Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosures in this amended Quarterly Report on Form 10-Q/A do not reflect any events that have occurred after the Quarterly Report on Form 10-Q was initially filed on November 13, 2007.

Effects of Restatement

                The restatement reflects the appropriate accounting for two elements of our lease of our TA branded sites with Hospitality Trust, as noted above, and also reflects various immaterial adjustments to our opening balance sheet amounts that had been identified subsequent to the original filing.  In the aggregate these adjustments increased our total assets, total liabilities and total nonredeemable shareholders’ equity as of September 30, 2007 by $90,775, $82,687 and $8,088, respectively, and reduced our net loss for the eight months ended September 30, 2007 by $8,607.  The following tables set forth the effects of the restatement on our previously reported consolidated financial statements as of, and for the eight months ended, September 30, 2007:

	Eight Months Ended September 30, 2007
	As Previously Reported	Restated

Statement of operations data:
Total revenues	$4,008,062	$4,006,744
Cost of goods sold (excluding depreciation)	3,463,118	3,463,118
Gross profit (excluding depreciation)	544,944	543,626
Site level operating expenses	361,319	361,173
Selling, general and administrative expenses	70,139	69,621
Real estate rent expense	136,719	132,167
Depreciation and amortization expense	18,879	19,333
Loss from operations	(42,112)	(38,668)
Equity in income of joint venture	737	737
Interest income	8,097	12,161
Interest expense	(10,655)	(9,375)
Benefit for income taxes	(2,911)	(2,730)
Net loss	$(41,022)	$(32,415)

Statement of cash flows data:
Cash provided by operating activities	$(54,071)	$(55,608)
Cash used in investing activities	(85,380)	(99,507)
Cash provided by (used in) financing activities	173,644	168,331
Effect of exchange rate changes on cash	114	114
Net increase (decrease) in cash	$34,307	$13,330

	September 30, 2007
	As Previously
	Reported	Restated

Balance sheet data:

Cash and cash equivalents	$279,317	$258,340
Restricted cash	37,007	37,007
Restricted investments	266,660	269,085
Accounts receivable	128,427	118,870
Inventories	139,822	138,386
Leasehold improvement receivable	—	25,000
Other current assets	47,251	50,913
Total current assets	898,484	897,601
Property and equipment, net	304,786	322,225
Goodwill	14,436	15,389
Intangible assets, net	48,297	49,009
Deferred financing costs, net	121	121
Deferred income taxes	531	531
Leasehold improvement receivable	—	73,130
Other noncurrent assets	18,117	17,541
Total assets	$1,284,772	$1,375,547

Current maturities of long term debt	$266,093	$266,093
Accounts payable	228,922	208,079
Other accrued liabilities	133,160	148,188
Total current liabilities	628,175	622,360
Capital lease obligations	107,620	106,340
Deferred income taxes	1,422	(1,106)
Deferred rental allowance	—	97,016
Other noncurrent liabilities	48,616	43,910
Total liabilities	785,833	868,520
Nonredeemable shareholders’ equity:
Common shares	538,718	538,718
Accumulated other comprehensive income	1,243	1,243
Additional paid in capital	—	(519)
Accumulated deficit	(41,022)	(32,415)
Total nonredeemable shareholders’ equity	498,939	507,027
Total liabilities and nonredeemable shareholders’ equity	$1,284,772	$1,375,547

INDEX

		Page
PART I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2007 for TravelCenters of America LLC (unaudited) and December 31, 2006 for TravelCenters of America, Inc. (predecessor)	1

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2007, for TravelCenters of America LLC, and the three months ended September 30, 2006, for TravelCenters of America, Inc. (predecessor)	2

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the eight months ended September 30, 2007, for TravelCenters of America LLC, and the one month ended January 31, 2007, and the nine months ended September 30, 2006 for TravelCenters of America, Inc. (predecessor)	3

	Unaudited Consolidated Statements of Cash Flows for the eight months ended September 30, 2007, for TravelCenters of America LLC, and the one month ended January 31, 2007, and the nine months ended September 30, 2006 for TravelCenters of America, Inc. (predecessor)	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

	Warning Concerning Forward Looking Statements	30

PART II	Other Information	31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	31

	Signatures	32

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	Company	Predecessor
	September 30,	December 31,
	2007	2006
	(unaudited)
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$258,340	$55,297
Restricted cash	37,007	—
Restricted investments	269,085	—
Accounts receivable (less allowance for doubtful accounts of $2,123 as of September 30, 2007 and $1,344 as of December 31, 2006)	118,870	91,850
Inventories	138,386	90,350
Deferred income taxes	—	14,806
Leasehold improvement receivable	25,000	—
Other current assets	50,913	14,651
Total current assets	897,601	266,954
Property and equipment, net	322,225	653,668
Goodwill	15,389	49,681
Intangible assets, net	49,009	1,907
Deferred financing costs, net	121	15,462
Deferred income taxes	531	438
Leasehold improvement receivable	73,130	—
Other noncurrent assets	17,541	7,482
Total assets	$1,375,547	$995,592

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long term debt	$266,093	$7,019
Accounts payable	208,079	121,198
Other current liabilities	148,188	71,278
Total current liabilities	622,360	199,495
Other noncurrent liabilities	43,910	22,594
Long term debt (net of unamortized discount)	—	668,734
Capital lease obligations	106,340	—
Deferred income taxes	(1,106)	15,492
Deferred rental allowance	97,016	—
Total liabilities	868,520	906,315

Redeemable equity	—	13,403

Commitments and contingencies (Note 14)

Nonredeemable shareholders’ equity:
Common shares, no par value, 14,152,665 shares issued and outstanding at September 30, 2007	538,718	—
Common shares, par value $0.00001, 20,000,000 shares authorized, 6,937,003 shares issued and outstanding at December 31, 2006	—	3
Preferred stock 5,000,000 shares authorized but unissued at December 31, 2006	—	—
Accumulated other comprehensive income	1,243	1,383
Additional paid in capital	(519)	224,565
Accumulated deficit	(32,415)	(150,077)
Total nonredeemable shareholders’ equity	507,027	75,874
Total liabilities, redeemable equity and nonredeemable shareholders’ equity	$1,375,547	$995,592

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(dollars in thousands, except per share amounts)

	Company	Predecessor
	Three months	Three months
	ended	Ended
	September 30,	September 30,
	2007	2006
	(Restated)
Revenues:
Fuel	$1,447,583	$1,064,569
Non fuel	332,102	234,921
Rent and royalties	3,933	2,593
Total revenues	1,783,618	1,302,083

Cost of goods sold (excluding depreciation):
Fuel	1,392,628	1,017,967
Non fuel	143,088	98,899
Total cost of goods sold (excluding depreciation)	1,535,716	1,116,866

Operating expenses:
Site level operating	163,287	110,517
Selling, general & administrative	32,597	13,711
Real estate rent	57,908	2,785
Depreciation and amortization	5,976	18,616
Merger related	—	4,773
Total operating expenses	259,768	150,402

Income (loss) from operations	(11,866)	34,815

Equity in income of joint venture	547	—
Interest income	7,043	660
Interest expense	(5,108)	(12,704)
Income (loss) before income taxes	(9,384)	22,771
Provision for income taxes	7,074	8,737
Net income (loss)	$(16,458)	$14,034

Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments, (net of taxes of $0 and $(165), respectively)	—	(320)
Foreign currency translation adjustments, (net of taxes of $132 and $(4), respectively)	676	(13)
Comprehensive income (loss)	$(15,782)	$13,701

Weighted average shares outstanding:
Basic	13,884	6,937
Diluted	13,884	7,618

Earnings (loss) per common share:
Basic	$(1.19)	$2.02
Diluted	$(1.19)	$1.84

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(dollars in thousands, except per share amounts)

	Company	Predecessor
	Eight months	One month	Nine months
	Ended	Ended	Ended
	September 30,	January 31,	September 30,
	2007	2007	2006
	(Restated)
Revenues:
Fuel	$3,266,012	$285,053	$3,010,252
Non fuel	732,371	66,795	660,673
Rent and royalties	8,361	834	7,542
Total revenues	4,006,744	352,682	3,678,467

Cost of goods sold (excluding depreciation):
Fuel	3,153,507	270,694	2,899,156
Non fuel	309,611	27,478	275,071
Total cost of goods sold (excluding depreciation)	3,463,118	298,172	3,174,227

Operating expenses:
Site level operating	361,173	36,093	316,999
Selling, general & administrative	69,621	8,892	48,531
Real estate rent	132,167	931	8,063
Depreciation and amortization	19,333	5,786	51,545
Merger related	—	44,972	4,773
Total operating expenses	582,294	96,674	429,911

Income (loss) from operations	(38,668)	(42,164)	74,329

Other income	—	—	1,250
Debt extinguishment expenses	—	(16,140)	—
Equity in income of joint venture	737	—	—
Interest income	12,161	1,131	1,306
Interest expense	(9,375)	(5,345)	(36,322)
Income (loss) before income taxes	(35,145)	(62,518)	40,563
Provision (benefit) for income taxes	(2,730)	(40,470)	15,459
Net income (loss)	$(32,415)	$(22,048)	$25,104

Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments, (net of taxes of $0, $0, and $(347), respectively)	—	—	(673)
Foreign currency translation adjustments, (net of taxes of $361, $(47) and $108, respectively)	1,243	(47)	343
Comprehensive income (loss)	$(31,172)	$(22,095)	$24,774

Weighted average shares outstanding:
Basic	10,519	6,937	6,937
Diluted	10,519	6,937	7,562

Earnings (loss) per common share:
Basic	$(3.08)	$(3.18)	$3.62
Diluted	$(3.08)	$(3.18)	$3.32

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Unaudited Consolidated Statements of Cash Flows

(dollars in thousands)

	Company	Predecessor
	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30, 2007	January 31, 2007	September 30, 2006
	(Restated)
Cash flows from operating activities:
Net income (loss)	$(32,415)	$(22,048)	$25,104
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash rent expense	12,428	34	392
Share based compensation expense	—	4,268	11,946
Depreciation and amortization	19,333	5,786	51,545
Equity in income of joint venture	(737)	—	—
Amortization of deferred financing costs	—	267	2,348
Debt extinguishment expenses	—	16,140	—
Deferred income tax provision	(2,730)	(33,827)	7,605
Provision for doubtful accounts	446	50	75
Changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(28,012)	9,112	(15,463)
Inventories	(15,357)	4,779	(599)
Other current assets	(15,477)	(10,452)	443
Accounts payable and other accrued liabilities	924	59,966	27,475
Cash received for leasehold improvements	13,667	—	—
Other, net	(7,678)	5,950	(1,834)
Net cash provided by (used in) operating activities	(55,608)	40,025	109,037

Cash flows from investing activities:
Acquisitions of businesses	(25,059)	—	—
Proceeds from asset sales	19	35	2,606
Capital expenditures	(75,905)	(7,176)	(56,948)
Proceeds from asset sales to Hospitality Trust	1,438	—	—
Net cash used in investing activities	(99,507)	(7,141)	(54,342)

Cash flows from financing activities:
Increase (decrease) in checks drawn in excess of bank balances	—	(8,170)	(3,450)
Proceeds from issuance of common shares, net	205,338	—	—
Long term debt repayments	—	(54)	(5,255)
Cash deposited to secure letters of credit	(37,007)	—	—
Net cash provided by (used in) financing activities	168,331	(8,224)	(8,705)

Effect of exchange rate changes on cash	114	(7)	28

Net increase (decrease) in cash	13,330	24,653	46,018

Cash and cash equivalents at the beginning of the period	245,010	55,297	47,547
Cash and cash equivalents at the end of the period	$258,340	$79,950	$93,565

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

At September 30, 2007, our geographically diverse business included 234 travel centers in 41 U.S. states and in Canada. As of September 30, 2007, we operated 187 of these travel centers, which we refer to as company operated sites, and our franchisees operated 47 of these travel centers including, 10 travel centers which our franchisees sublease from us and 37 travel centers which our franchisees own.

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

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share amounts)

The information contained in this Quarterly Report on Form 10-Q/A should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

•      Certain personal property, contract rights and all of the working capital associated with the 44 sites operated by Petro.

The aggregate acquisition cost was $426,977, which was comprised of the following:

Calculation of acquisition cost for Petro Stopping Centers, L.P.:
Cash consideration	$63,567
Assumed indebtedness defeased at closing	270,399
Other assumed liabilities	101,231
Estimated fees and other direct acquisition costs	1,230
Total acquisition cost	$436,427

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

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share amounts)

5.             Pro Forma Information.

                The following unaudited pro forma information presents our results of operations as if both the HPT Transaction and the Petro Acquisition had occurred at the beginning of the period presented:

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Restated)		(Restated)

Total revenues	$1,783,618	$1,880,597	$5,234,089	$5,352,711
Net income (loss)	$(16,458)	$8,076	$(79,844)	$(4,567)
Income (loss) per common share	$(1.19)	$0.92	$(7.44)	$(0.52)

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the HPT Transaction and the Petro Acquisition occurred at the beginning of the periods presented, or that may result in the future. The pro forma net loss for the nine months ended September 30, 2007, reflected $66,554 of merger related expenses, $16,662 of debt extinguishment expenses and $4,268 of share based compensation expense, each incurred by our predecessor or Petro as a result of the HPT Transaction or the Petro Acquisition, and $15,251 of expenses related to employee retention and separation payments.  We do not include motor fuel taxes in our fuel revenues and fuel cost of sales; however prior to the Petro Acquisition, Petro included motor fuel taxes in its fuel revenues and fuel cost of sales.  These amounts, for periods prior to May 30, 2007, have not been removed from Petro’s reported revenues.  For the nine months ended September 30, 2007, the total revenue presented above includes $130,240 of motor fuel taxes that were also included in fuel cost of sales.  For the three months ended September 30, 2006, the total revenue presented above includes $77,971 of motor fuel taxes that were also included in fuel cost of sales.  For the nine months ended September 30, 2006 the total revenue presented above includes $237,490 of motor fuel taxes that were also included in fuel cost of sales.

6.             Earnings Per Share.

During the quarter ended September 30, 2007, we issued 5,335,090 common shares for net proceeds of $205, 338 after underwriter discounts and commissions and other costs of the offering. These proceeds will be used for general business purposes, including funding expansion activities. We also issued 9,000 common shares under our equity incentive plan (see Note 13).

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

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share amounts)

7.             Inventories.

Inventories consisted of the following:

	Company	Predecessor
	September 30, 2007	December 31, 2006
	(Restated)

Non-fuel merchandise	$101,214	$71,820
Fuel	37,172	18,530
Total inventories	$138,386	$90,350

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

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share amounts)

The following table summarizes the various amounts related to the leases with Hospitality Trust and other real estate leases that are reflected in our operating results:

	Three months	Eight months
	ended	ended
	September 30, 2007	September 30, 2007
	(Restated)	(Restated)

Minimum base rent (TA Lease cash payments)	$38,374	$102,331
Minimum base rent (Petro Lease cash payments)	15,556	21,087
Required straight line rent adjustment (TA Lease)	4,299	11,464
Total rent to Hospitality Trust	58,229	134,882
Less amount recognized as interest	(2,402)	(6,404)
Less capital lease amortization	(480)	(1,281)
Less leasehold improvement obligation amortization	(1,691)	(4,513)
Rent to Hospitality Trust recognized as rent expense	55,656	122,684
Other real estate lease rent	4,252	9,483
Total real estate lease rent	$57,908	$132,167

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

14.          Commitments and Contingencies.

Commitments

As of September 30, 2007, we had five properties under contract for purchase for an aggregate of $23,000.  Three of these properties are operating travel centers and two are undeveloped properties on which we intend to build new travel centers.  We completed our acquisition of one of the operating properties and one of the undeveloped properties in November 2007.  We expect two of the remaining acquisitions to close during the fourth quarter of 2007, and one to close in the first quarter of 2008. We expect to make improvements at these five sites with an aggregate cost of approximately $40, 000.  These three potential acquisitions are subject to completion of diligence and other customary conditions; because of these contingencies we can provide no assurances that we will purchase the properties.

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

15.          Income Taxes.

The provision (benefit) for income taxes was as follows:

	Company		Predecessor
	Three Months	Eight Months	One Month	Three Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September, 2007	September, 2007	January, 2007	September, 2006	September, 2006
	(Restated)	(Restated)
Current tax provision (benefit):
Federal	$7,470	$—	$(6,750)	$6,660	$6,600
State	1,480	—	107	623	1,254
Foreign	—	—	—	—	—
	8,950	—	(6,643)	7,223	7,854

Deferred tax provision (benefit):
Federal	(10,931)	(11,901)	(31,380)	1,045	7,167
State	(1,452)	(1,336)	(2,432)	559	528
Foreign	—	—	(15)	(90)	(90)
	(12,383)	(13,237)	(33,827)	1,514	7,605

Tax provision (benefit)	(3,433)	(13,237)	(40,470)	8,737	15,459
Valuation allowance	10,507	10,507	—	—	—
Net tax provision (benefit)	$7,074	$(2,730)	$(40,470)	$8,737	$15,459

Because of our short history and recent operating losses, we have recorded a valuation allowance to account for our anticipated net operating loss, which will be carried forward and available to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which these tax losses may be realized.

Our effective tax rate for the three months and eight months ended September 30, 2007 was a provision of 75.4% and a benefit of 7.8%, respectively, which differed from statutory rates primarily because we established a valuation allowance and partially due to state income taxes net of the federal tax effect.  Our predecessor’s effective tax rates for the one month ended January 31, 2007 and the nine months ended September 30, 2006 were a benefit of 64.7% and a provision of 38.1%, respectively.  Our predecessor’s rate for the one month ended January 31, 2007 differed from the statutory rate primarily due to deductibility for tax purposes of expenses related to stock options that were not expensed for financial reporting purposes, partially offset by certain merger related expenses recognized in the financial statements which were not deductible for income tax purposes.  Our predecessor’s rate for the nine months ended September 30, 2006, differed from the statutory rate primarily due to state income taxes, net of the federal tax effect.  The differences in the effective tax rates among these periods primarily resulted from

TravelCenters of America LLC

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except per share amounts)

the effects of the HPT Transaction on our predecessor’s results for the one month ended January 31, 2007.  These tax attributes, such as net operating losses and tax credits, were transferred to Hospitality Trust in connection with the HPT Transaction.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed in October 2006 as a Delaware limited liability company and a 100% owned subsidiary of Hospitality Trust to succeed to the operating business of our predecessor. Until January 31, 2007, we had no activities.  When Hospitality Trust acquired our predecessor on January 31, 2007, it caused us to acquire the operating business of our predecessor, it recapitalized us and then distributed our shares to Hospitality Trust shareholders.

Because of the restructuring and spin off, which we refer to collectively as the HPT Transaction, the historical financial information of our predecessor is not comparable to our present business or indicative of our future financial position, results of operations or cash flows. You should read the following discussion in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A and our Annual Report on Form 10-K for the year ended December 31, 2006. This discussion contains forward looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements for many reasons, including the risks described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Three months ended September 30, 2007 compared to September 30, 2006

The amounts in the following table for the three months ended September 30, 2007 include the results of Petro.

	Company	Predecessor
	Three months	Three months
	ended	ended
(dollars in thousands)	September 2007	September 2006	Change
	(Restated)		(Restated)
Revenues:
Fuel	$1,447,583	$1,064,569	$383,014
Non fuel	332,102	234,921	97,181
Rent and royalties	3,933	2,593	1,340
Total revenues	1,783,618	1,302,083	481,535

Cost of goods sold (excluding depreciation):
Fuel	1,392,628	1,017,967	374,661
Non fuel	143,088	98,899	44,189
Total cost of goods sold (excluding depreciation)	1,535,716	1,116,866	418,850

Operating expenses:
Site level operating	163,287	110,517	52,770
Selling, general & administrative	32,597	13,711	18,886
Real estate lease rent	57,908	2,785	55,123
Depreciation and amortization	5,976	18,616	(12,640)
Merger related	—	4,773	(4,773)
Total operating expenses, net	259,768	150,402	109,366

Income (loss) from operations	$(11,866)	$34,815	$(46,681)

Equity in income of joint venture	547	—	547
Interest income	7,043	660	6,383
Interest expense	(5,108)	(12,704)	7,596
Income (loss) before income taxes	(9,384)	22,771	(32,155)
Provision (benefit) for income taxes	7,074	8,737	(1,663)
Net income (loss)	$(16,458)	$14,034	$(30,492)

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

	Three months ended September 30,
	Company	Predecessor
	2007	2006	Change
	(gallons and dollars in thousands)

Number of company operated travel centers	137	137
Number of franchisee operated travel centers	21	21

Diesel sales volume (gallons) (1)	360,819	371,286	-2.8%
Gasoline sales volume (gallons) (1)	50,542	53,466	-5.5%
Total nonfuel revenues (1)	$235,850	$232,326	+1.5%
Rent revenues (2)	1,185	1,156	+2.5%
Royalty revenues (2)	1,391	1,413	-1.6%
Operating expenses (1)	114,072	109,104	+4.6%

(1)  Includes fuel volume, revenues and expenses of company operated travel centers only.

(2)  Includes only revenues earned from franchisee operated travel centers.

Revenues. Revenues for the three months ended September 30, 2007, were $1,783.6 million, which represented an increase from the quarter ended September 30, 2006, of $481.5 million, or 37.0%, that is primarily attributable to the Petro Acquisition.

Fuel revenue for the quarter ended September 30, 2007, increased by $383.0 million, or 36.0%, as compared to the same period in 2006. This increase was principally the result of sites added since 2006, including the Petro sites.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons Sold	Gallons Sold	Fuel
	Diesel Fuel	Gasoline	Revenues
	(gallons and dollars in thousands)

Results for three months ended September 30, 2006	409,735	53,477	$1,064,569

Increase due to commodity price	—	—	19,339
Decrease due to same site volume	(11,100)	(2,934)	(32,229)
Increase due to Petro sites added	158,801	11,511	379,168
Increase due to net company operated sites added since July 1, 2006	6,227	1,667	18,142
Increase (decrease) due to wholesale fuel business sales volume variations	(614)	12	(1,406)
Net increase from prior year period	153,314	10,256	383,014

Results for three months ended September 30, 2007	563,049	63,733	$1,447,583

We believe the same site diesel fuel sales volume decrease resulted primarily from a decline in trucking activity that is largely attributable to a decline in durable goods orders and new home building during the 2007 periods versus the 2006 periods. Fuel revenues were 81.1% of total revenues for the quarter ended September 30, 2007, as compared to 81.8% for the same period in 2006.

Nonfuel revenues for the three months ended September 30, 2007 were $332.1 million, an increase of $97.2 million, or 41.4%, as compared to the same period in 2006. Of this increase, $89.0 million related to the company operated sites added in the Petro Acquisition on May 30, 2007 and $4.9 million from the three other net sites added in 2007 and 2006. Same site nonfuel revenues increased by $3.5 million, or 1.5%.  We believe the same site nonfuel revenue increase reflected increased customer traffic in our truck repair shops resulting, in part, from the repair shop bays we have added in 2006 and 2007. The increase related to truck repair shops was partially offset by decreased customer traffic in our other non fuel areas that coincides with declines in fuel sales volumes.  We believe that the capital improvements we have made to our travel centers and the marketing programs we have initiated have worked to mitigate the negative effects of the reduced customer traffic. Nonfuel revenues were 18.6% of total revenues for the quarter ended September 30, 2007, as compared to 18.0% for the same period in 2006.

Rent and royalty revenues for the three months ended September 30, 2007 were $3.9 million, an increase of $1.3 million, or 51.7%, as compared to the same period in 2006. This was primarily the result of royalty revenues during the quarter from the 24 Petro franchisee sites added on May 30, 2007 of $1.5 million. Royalties from a new franchisee owned and operated travel center for the three months ended September 30, 2007 resulted in an increase of $0.1 million.

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

Site level operating expenses. Site level operating expenses for the three months ended September 30, 2007, were $163.3 million, an increase of $52.8 million, or 47.7%, as compared to the same period in 2006. This increase was the result of $44.6 million in site level operating expenses at the Petro locations for the quarter ended September 30, 2007, $3.4 million from the other company operated locations added in 2007 and 2006 and a $5.0 million same site increase.  On a same site basis, site level operating expenses as a percentage of nonfuel revenues for the quarter ended September 30, 2007 were 48.4%, compared to 47.0% for the same period in 2006.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended September 30, 2007 were $32.6 million, an increase of $18.9 million, or 137.7%, as compared to the same period in 2006, of which $7.3 million resulted from the Petro Acquisition.  In the quarter ended September 30, 2007, we incurred $6.4 million for separation payments related to employment agreements with various former executive officers and retention bonus payments that were or are required to be made to certain of our employees who remain in our employ through specified dates.  Our predecessor incurred $0.3 million of share based compensation expense in the 2006 period related to stock options of our predecessor.  Other selling, general and administrative expense increases over the prior year period represent increases in expenses primarily as a result of changes to our structure as a result of the HPT Transaction and the Petro Acquisition.

Real estate rent expense.  Rent expense for the three months ended September 30, 2007 was $57.9 million, an increase of $55.1 million as compared to the same period in 2006.  This increase was primarily attributable to our lease agreements with Hospitality Trust that became effective on January 31, 2007 and May 30, 2007. Under the leases with Hospitality Trust, we paid rent of $53.9 million during the three months ended September 30, 2007, of which $2.4 million was recognized as interest expense, $0.5 million was recognized as a reduction of our capital lease obligation, $1.7 million of deferred rental income was recognized as a reduction of rent; and we accrued an additional $4.3 million of rent expense in order to recognize the rent expense related to the TA Lease on a straight line basis over the lease term.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended September 30, 2007 was $6.0 million, a decrease of $12.6 million, or 67.9%, as compared to the same period in 2006.  This decrease was attributable to the significant decrease in depreciable assets on our balance sheet after the HPT Transaction on January 31, 2007, partially offset by assets added by the Petro Acquisition. Our property and equipment balance at September 30, 2007 was $322.2 million, as compared to our predecessor’s property and equipment balance as of December 31, 2006 of $653.7 million, reflecting a 50.7% decrease.

Income (loss) from operations.  Net loss from operations for the three months ended September 30, 2007, was $11.9 million, a decrease of $46.7 million, or 134.1%, as compared to the same period in 2006. This decrease was the result of the changes in revenues and expenses described above.

Interest income and expense.  Interest income for the three months ended September 30, 2007 was $7.0 million, an increase of $6.4 million, or 967.1%, as compared to the same period in 2006, which was primarily attributable to the $2.4 million of interest income on restricted investments combined with interest income from the increase in our cash balance after the HPT Transaction and our third quarter 2007 common share issuance.  Interest expense for the three months ended September 30, 2007 was $5.1 million, as compared to $12.7 million for the same period in 2006.  This $7.6 million, or 59.8%, decrease primarily resulted from the repayment of our predecessor’s indebtedness on January 31, 2007 as part of the HPT Transaction.  The decline related to the debt repayment was somewhat offset by $2.4 million of interest expense on the defeased 9% Notes and by recognizing as interest expense $2.9 million of rent under our TA Lease with Hospitality Trust in connection with the lease payments related to those sites we lease from Hospitality Trust that did not qualify for operating lease treatment under generally accepted accounting principles, or GAAP.

Income tax provision (benefit).  Our effective tax rate for the three months ended September 30, 2007 and 2006 was a provision of 75.4% and 38.4%, respectively. The rate for the 2007 period differs from the statutory rate due to an increase in our valuation allowance of $13.8 million recorded in the third quarter of 2007, and to state income taxes net of the federal tax effect.  For the 2006 period, the effective tax rate differs from the statutory rate due to state income taxes net of the federal effect.

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

	Company	Predecessor	Combined	Predecessor
	Eight	One	Nine	Nine
	months	month	months	months
	Ended	Ended	Ended	Ended
(dollars in thousands)	September 2007	January 2007	September 2007	September, 2006	Change
	(Restated)		(Restated)		(Restated)
Revenues:
Fuel	$3,266,012	$285,053	$3,551,065	$3,010,252	$540,813
Nonfuel	732,371	66,795	799,166	660,673	138,493
Rent and royalties	8,361	834	9,195	7,542	1,653
Total revenues	4,006,744	352,682	4,359,426	3,678,467	680,959

Cost of goods sold (excluding depreciation)
Fuel	3,153,507	270,694	3,424,201	2,899,156	525,045
Nonfuel	309,611	27,478	337,089	275,071	62,018
Total cost of goods sold (excluding depreciation)	3,463,118	298,172	3,761,290	3,174,227	587,063

Operating expenses:
Site level operating expenses	361,173	36,093	397,266	316,999	80,267
Selling, general & administrative expense	69,621	8,892	78,513	48,531	29,982
Real estate lease rent	132,167	931	133,098	8,063	125,035
Depreciation and amortization expense	19,333	5,786	25,119	51,545	(26,426)
Merger related expenses	—	44,972	44,972	4,773	40,199
Total operating expenses	582,294	96,674	678,968	429,911	249,057

Income (loss) from operations	(38,668)	(42,164)	(80,832)	74,329	(155,161)

Other Income	—	—	—	1,250	(1,250)
Debt extinguishment expenses	—	(16,140)	(16,140)	—	(16,140)
Equity in income of joint venture	737	—	737	—	737
Interest income	12,161	1,131	13,292	1,306	11,986
Interest expense	(9,375)	(5,345)	(14,720)	(36,322)	21,602
Income (loss) before income taxes	(35,145)	(62,518)	(97,663)	40,563	(138,226)
Provision (benefit) for income taxes	(2,730)	(40,470)	(43,200)	15,459	(58,659)
Net income (loss)	$(32,415)	$(22,048)	$(54,463)	$25,104	$(79,567)

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

	Nine months ended September 30,
	Combined	Predecessor
	2007	2006	Change
	(gallons and dollars in thousands)

Number of company operated travel centers	137	137
Number of franchisee operated travel centers	21	21

Diesel sales volume (gallons) (1)	1,100,534	1,113,921	-1.2%
Gasoline sales volume (gallons) (1)	148,435	153,916	-3.6%
Total nonfuel revenues (1)	$663,451	$652,554	+1.7%
Rent revenues (2)	3,526	3,395	+3.9%
Royalty revenues (2)	3,697	3,683	+0.4%
Operating expenses (1) (3)	328,222	316,931	+3.6%

(1)   Includes fuel volume, revenues and expenses of company operated travel centers only.

(2)   Includes only revenues earned from franchisee operated travel centers.

(3)   Excluded from the 2006 operating expense is a $4.4 million reduction related to the settlement of two claims made in connection with certain transactions our predecessor completed in November 2000.

Revenues. Revenues for the nine months ended September 30, 2007, were $4,359.4 million, which represented an increase from the nine months ended September 30, 2006, of $681.0 million, or 18.5%, that is primarily attributable to the Petro Acquisition.

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

We believe the same site diesel fuel sales volume decrease resulted primarily from a decline in trucking activity that is largely attributable to a decline in durable goods orders and new home building during the 2007 periods versus the 2006 periods.  Fuel revenues were 81.5% of total revenues for the nine months ended September 30, 2007, as compared to 81.8% for the same period in 2006.

Nonfuel revenues for the nine months ended September 30, 2007, were $799.2 million, an increase of $138.5 million, or 21.0%, as compared to the same period in 2006. Of this increase, $120.2 million relates to the company operated sites added in the Petro Acquisition on May 30, 2007 and $9.1 million related to the three other net sites added in 2006 and 2007. Same site nonfuel revenues increased by $10.9 million, or 1.7%, at company operated sites open in both 2007 and 2006 despite the decrease in same site diesel fuel volumes noted above. We believe the same site nonfuel revenue increase reflected increased customer traffic in our truck repair shops resulting, in part, from the repair shop bays we have added in 2006 and 2007. The increase related to truck repair shops was partially offset by decreased customer traffic in our other non fuel areas that coincides with declines in fuel sales volumes.  We believe that the capital improvements we have made to our travel centers and the marketing programs we have initiated have worked to mitigate the declines resulting from reduced customer traffic. Nonfuel revenues were 18.3% of total revenues for the nine months ended September 30, 2007, as compared to 18.0% for the same period in 2006.

Rent and royalty revenues for the nine months ended September 30, 2007, were $9.2 million, an increase of $1.7 million or 21.9%, as compared to the same period in 2006.  This was primarily the result of royalty revenues for the Petro franchisee sites for the period subsequent to the Petro Acquisition of $2.0 million, combined with a same site rent increase of $0.1 million, or 3.9%.

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

Site level operating expenses. Site level operating expenses for the nine months ended September 30, 2007, were $397.3 million, an increase of $80.3 million, or 25.3%, as compared to the same period in 2006, which was primarily attributable to the $59.0 million in site level operating expenses at the Petro locations for the period subsequent to the Petro Acquisition on May 30, 2007, $6.0 million from company operated locations added in 2007 and 2006 and an $11.4 million same site increase. Additionally, in June 2006 our predecessor recognized a reduction of site level operating expenses of $4.4 million related to the settlement of two claims made in connection with certain transactions our predecessor completed in November 2000.  On a same site basis, site level operating expenses as a percentage of nonfuel revenues for the nine months ended September 30, 2007 were 49.5%, compared to 48.6% for the same period in 2006.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2007, were $78.5 million, an increase of $30.0 million, or 61.8%, as compared to the same period in 2006, of which $10.1 million resulted from the Petro Acquisition. In the nine months ended September 30, 2007, we expensed $14.8 million for separation payments to former executive officers and retention bonus payments that were or are required to be made to certain of our employees who remain in our employ through specified dates. Our predecessor incurred $11.9 million of share based compensation expense in the prior year period and $4.2 million in the one month ended January 31, 2007, for a net decrease in expense related to stock options of our predecessor of $7.4 million.  Other selling, general and administrative expense increases over the prior year period represent increases in expenses as a result of changes to our management structure that we implemented after the HPT Transaction and the Petro Acquisition.

Real estate rent expense.  Rent expense for the nine months ended September 30, 2007 was $133.1 million, an increase of $125.0 million as compared to the same period in 2006.  This increase was primarily attributable to the lease agreements with Hospitality Trust that became effective on January 31, 2007 and May 30, 2007. Under the leases we paid rent of $123.4 million during the eight months ended September 30, 2007, of which $6.4 million was recognized as interest expense, $4.3 million was recognized as a reduction of our capital lease obligation, $4.5 million of deferred rental allowance was recognized as a reduction of rent; and we accrued an additional $11.5 million of rent expense in order to recognize the rent expense related to the TA Lease on a straight line basis over the lease term.

Depreciation and amortization expense.  Depreciation and amortization expense for the nine months ended September 30, 2007 was $25.1 million, a decrease of $26.4 million, or 51.3%, as compared to the same period in 2006.  This decrease was attributable to the significant decrease in depreciable assets on our balance sheet after the HPT Transaction on January 31, 2007, partially offset by assets we acquired in the Petro Acquisition. Our property and equipment balance at September 30, 2007 was $322.2 million, as compared to our predecessor’s property and equipment balance as of December 31, 2006 of $653.7 million, reflecting a 50.7% decrease.  The decline in depreciation expense was somewhat offset by a $1.6 million increase in amortization of intangible assets resulting from the accounting for the HPT Transaction and the Petro Acquisition.

Merger related expenses.  During January 2007, our predecessor recognized a charge of $45.0 million related to expenses incurred in marketing itself for sale and consummating the HPT Transaction. These costs primarily consisted of investment banking fees, other transaction advisory fees and management bonus payments.

Income (loss) from operations.  Net loss from operations for the nine months ended September 30, 2007, was $80.8 million, a decrease of $155.2 million, or 208.7%, as compared to the same period in 2006.  This decrease was the result of the changes in revenues and expenses described above.

Interest income and expense.  Interest income for the nine months ended September 30, 2007 was $13.3 million, an increase of $12.0 million as compared to the same period in 2006.  This was primarily attributable to $3.2 million of interest income on restricted investments combined with interest income resulting from the increase in our cash balance after the HPT Transaction and our third quarter 2007 common share issuance.  Interest expense for the nine months ended September 30, 2007 was $14.7 million, as compared to $36.3 million for the same period in 2006.  This $21.6 million, or 59.5%, decrease primarily resulted from the repayment of our predecessor’s indebtedness on January 31, 2007 as part of the HPT Transaction.  The decline related to these factors was somewhat offset by recognizing as interest expense $6.4 million of rent under the TA Lease in connection with the lease payments related to those sites we lease from Hospitality Trust that did not qualify for operating lease treatment under GAAP and $3.2 million of interest expense on the defeased Petro 9% Notes.

Debt extinguishment expense.  In connection with the repayment of its indebtedness as a result of the HPT Transaction, our predecessor charged to expense the remaining unamortized balance of it’s previously incurred debt issuance costs of $15.2 million and the remaining unamortized debt discount of $0.9 million related to a note payable.

Income tax provision (benefit).  Our effective tax rate for the eight months ended September 30, 2007 was a benefit of 7.8% which differed from the statutory rate primarily due to an increase in our valuation allowance of $10.5 million recorded in the third quarter of 2007, and also due to state income taxes net of the federal tax effect.  Our predecessor’s effective tax rates for the one month ended January 31, 2007 and the nine months ended September 30, 2006 were a benefit of 64.7% and a provision of 38.1%, respectively.  Our predecessor’s rate for the one month ended January 31, 2007 differed from the statutory rate primarily due to the deductibility for tax purposes of expenses related to stock options that were not expensed for financial reporting purposes, which was partially offset by certain merger related expenses recognized in the financial statements which were not deductible for income tax purposes.  Our predecessor’s tax rate for the nine months ended September 30, 2006, differed from the statutory rate primarily due to state income taxes, net of the federal tax effect.  The differences in the effective tax rates among these periods primarily resulted from the effects of the HPT Transaction on our predecessor’s results for the one month ended January 31, 2007 as well as the effects of the HPT Transaction on our results and our other tax attributes.

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

Item 4.  Controls and Procedures

In our Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 13, 2007, we reported that our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we did not maintain effective controls over the accuracy of our accounting for two elements of our lease of our TA branded sites with Hospitality Trust.

This material weakness resulted in this amendment to our Quarterly Report on Form 10-Q/A for the period ended September 30, 2007, in order to restate the financial statements for the period ended September 30, 2007. Solely as a result of this material weakness, our management has revised its earlier conclusion and has now concluded that our disclosure controls and procedures were not effective as of September 30, 2007.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2008, our management had implemented new control procedures to reduce the possibility that our future financial reporting may not reflect GAAP with regard to lease accounting.  As a result of these new procedures we have concluded that we maintain effective control over the accuracy of our accounting for leases as of that date.

Warning concerning forward looking statements

THIS QUARTERLY REPORT ON FORM 10-Q/A CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS ‘‘BELIEVE’’, ‘‘EXPECT’’, ‘‘ANTICIPATE’’, ‘‘INTEND’’, ‘‘PLAN’’, ‘‘ESTIMATE’’ OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT ON FORM 10-Q/A THAT MAY NOT OCCUR INCLUDE:

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

Part II. Other Information

Item 1. Legal Proceedings

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q/A to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and our prospectus dated June 28, 2007. For more information about our pending legal proceedings, please see the description of pending litigation in footnote 14 to our unaudited consolidated financial statements for the period ended September 30, 2007 included elsewhere in this Quarterly Report on Form 10-Q/A.

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

TRAVELCENTERS OF AMERICA LLC

May 12, 2008	By:	/s/	Andrew J. Rebholz
		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer