Form 10-Q
period 2008-03-31
TRAVELCENTERS OF AMERICA LLC
filed 2008-05-14
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 001-33274

TRAVELCENTERS OF AMERICA LLC

(Exact name of registrant as specified in its charter)

Delaware	20-5701514
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

24601 Center Ridge Road, Suite 200, Westlake, OH  44145-5639

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

Number of Common Shares outstanding at May 12, 2008: 14,489,265 shares of common stock.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

March 31, 2008

INDEX

		Page

PART I– FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2008, and December 31, 2007	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2008, and the two months ended March 31, 2007 for TravelCenters of America LLC, and the one month ended January 31, 2007, for TravelCenters of America, Inc. (predecessor)	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2008, and the two months ended March 31, 2007 for TravelCenters of America LLC, and the one month ended January 31, 2007, for TravelCenters of America, Inc. (predecessor)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 6.	Exhibits	22

	Warning Concerning Forward Looking Statements	23

SIGNATURES		25

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$121,061	$148,876
Restricted cash	332	4,801
Restricted investments	—	271,415
Accounts receivable (less allowance for doubtful accounts of $2,700 as of March 31, 2008 and $2,327 as of December 31, 2007)	137,296	110,555
Inventories	156,126	148,005
Leasehold improvement receivable	31,250	25,000
Other current assets	34,312	37,362
Total current assets	480,377	746,014

Property and equipment, net	424,450	397,266
Intangible assets, net	38,840	39,962
Leasehold improvement receivable	58,283	63,320
Other noncurrent assets	16,381	16,759

Total assets	$1,018,331	$1,263,321

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long term debt	$—	$262,866
Accounts payable	217,844	154,906
Other current liabilities	158,385	150,011
Total current liabilities	376,229	567,783
Other noncurrent liabilities	52,760	55,479
Capital lease obligations	105,374	105,859
Deferred rental allowance	93,068	94,760
Total liabilities	627,431	823,881

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 14,489,265 shares issued and outstanding at March 31, 2008 and December 31, 2007	539,677	539,476
Accumulated other comprehensive income	987	1,272
Accumulated deficit	(149,764)	(101,308)
Total shareholders’ equity	390,900	439,440

Total liabilities and shareholders’ equity	$1,018,331	$1,263,321

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except share data)

	Company		Predecessor
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31, 2008	March 31, 2007	January 31, 2007

Revenues:
Fuel	$1,619,282	$596,143	$285,053
Non-fuel	285,053	138,724	66,795
Rent and royalties	3,530	1,488	834
Total revenues	1,907,865	736,355	352,682

Cost of goods sold (excluding depreciation):
Fuel	1,577,271	579,402	270,694
Non-fuel	118,142	56,234	27,478
Total cost of goods sold (excluding depreciation)	1,695,413	635,636	298,172

Operating expenses:
Site level operating	158,562	72,376	36,093
Selling, general & administrative	32,753	11,746	8,892
Real estate lease rent	57,682	27,290	931
Depreciation and amortization	10,937	5,326	5,786
Merger related expense	—	—	44,972
Total operating expenses	259,934	116,738	96,674

(Loss) from operations	(47,482)	(16,019)	(42,164)
Debt extinguishment expenses	—	—	(16,140)
Equity in income of joint venture	88	—	—
Interest income	3,200	2,179	1,131
Interest expense	(4,065)	(1,620)	(5,345)
(Loss) before income taxes	(48,259)	(15,460)	(62,518)
Provision (benefit) for income taxes	197	(5,844)	(40,470)

Net (loss)	(48,456)	(9,616)	(22,048)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, (net of taxes of $106, $(51) and $(47), respectively)	(403)	123	(47)
Comprehensive (loss)	$(48,859)	$(9,493)	$(22,095)

Weighted average shares outstanding (basic and diluted)	14,199	8,809	6,937

(Loss) per common share (basic and diluted)	$(3.41)	$(1.09)	$(3.18)

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Company		Predecessor
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31, 2008	March 31, 2007	January 31, 2007

Cash flows from operating activities:
Net (loss)	$(48,456)	$(9,616)	$(22,048)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Noncash rent expense	2,210	3,041	34
Share based compensation expense	201	—	4,268
Depreciation and amortization	10,937	5,326	5,786
Amortization of deferred financing costs	58	—	267
Debt extinguishment expenses	—	—	16,140
Deferred income tax provision	—	(2,687)	(33,827)
Provision for doubtful accounts	300	—	50
Changes in assets and liabilities:
Accounts receivable	(27,089)	(9,314)	9,112
Inventories	(8,140)	(4,866)	4,779
Other current assets	3,050	(7,256)	(10,452)
Accounts payable and other current liabilities	75,454	(37,535)	59,966
Other, net	(3,292)	(2,140)	5,950
Net cash used in operating activities	5,233	(65,047)	40,025

Cash flows from investing activities:
Proceeds from asset sales	2,677	—	35
Capital expenditures	(40,163)	(14,197)	(7,176)
Net cash used in investing activities	(37,486)	(14,197)	(7,141)

Cash flows from financing activities:
Increase (decrease) in checks drawn in excess of bank balances	—	—	(8,170)
Long term debt repayments	—	(320)	(54)
Cash refunded (deposited) to secure letters of credit	4,469	(22,793)	—
Net cash provided by (used in) financing activities	4,469	(23,113)	(8,224)

Effect of exchange rate changes on cash	(31)	17	(7)

Net increase (decrease) in cash	(27,815)	(102,340)	24,653

Cash and cash equivalents at the beginning of the period	148,876	245,010	55,297
Cash and cash equivalents at the end of the period	$121,061	$142,670	$79,950

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$11,858	$2,076	$4,373
Income taxes paid (net of refunds)	$243	$43	$71

NON CASH FINANCING ACTIVITIES:
Restricted investments used to repay debt and related accrued interest and prepayment premium	$272,500	$—	$—
Increase in common share equity resulting from share based compensation	$201	$—	$4,268

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Notes to Condensed Unaudited Consolidated Financial Statements

(dollars in thousands)

1.                                      Basis of Presentation, Business Description and Organization

TravelCenters of America LLC, which we refer to as the Company or we, us and our, operates and franchises travel centers under the “TravelCenters of America,” “TA” and “Petro” brands primarily along the U.S. interstate highway system. Our customers include trucking fleets and their drivers, independent truck drivers and motorists.  Our travel centers are typically 20 to 25 acre sites and provide our customers with diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel and convenience stores and other driver amenities. We also collect rents and franchise royalties from our franchisees.

The accompanying condensed consolidated financial statements are unaudited. The unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable for interim financial statements. Therefore, the footnotes and disclosures do not include all the information necessary for complete financial statements in accordance with U.S. generally accepted accounting principles, or GAAP.  These unaudited interim financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

At March 31, 2008, our geographically diverse business included 236 travel centers in 41 states and in Canada. As of May 12, 2008, we operated 189 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 47 of these travel centers including 10 travel centers which our franchisees sublease from us and 37 travel centers which our franchisees own or lease from other parties. At March 31, 2008, our business included 236 sites, 167 of which were operated under the “Travel Centers of America” or “TA” brand names and 69 that were operated under the “Petro” brand name.

We were formed as a Delaware limited liability company on October 10, 2006. Our initial capitalization of one dollar was provided by Hospitality Properties Trust, or Hospitality Trust, on our formation date. Until January 31, 2007, we were a wholly owned, indirect subsidiary of Hospitality Trust, and until that date, we conducted no business activities.  On January 31, 2007, Hospitality Trust acquired Travel Centers of America, Inc., our predecessor, through a merger of a subsidiary of ours with and into TravelCenters of America, Inc., restructured the business of our predecessor and distributed our then outstanding shares to Hospitality Trust shareholders in a spin off transaction.  The principal effects of the restructuring were that (i) our predecessor became our 100% owned subsidiary, (ii) subsidiaries of Hospitality Trust that we do not own became owners of the real estate at substantially all of the travel centers and certain other assets previously owned by our predecessor as of January 31, 2007, (iii) we entered a lease of that real estate and those other assets, which we refer to as the TA Lease, and (iv) all of the outstanding indebtedness of our predecessor was repaid in full, which series of transactions we refer to as the HPT Transaction (see Note 3). We retained the balance of the assets previously owned by our predecessor and continue their operation.  We sometimes refer to Hospitality Trust and the subsidiaries of Hospitality Trust from which we lease properties collectively as Hospitality Trust.

On May 30, 2007, we acquired Petro Stopping Centers, L.P., or Petro, from Petro Stopping Centers Holdings, L.P., or Petro Holdings, which transaction we refer to as the Petro Acquisition (see Note 3).  Also on May 30, 2007, Hospitality Trust acquired Petro Holdings, which owned the real estate of 40 Petro travel centers.  Simultaneously with Hospitality Trust’s acquisition of this real estate, we leased these 40 travel centers from Hospitality Trust. We refer to this lease as the Petro Lease.

2.                                      Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or FAS 157. FAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. FAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. FAS 157 is effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized

TravelCenters of America LLC

Notes to Condensed Unaudited Consolidated Financial Statements

(dollars in thousands)

or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of FAS 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact to the consolidated financial statements.  The Company adopted FAS 157 effective January 1, 2008 for its financial assets and liabilities and this adoption did not have a material impact to the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, or FAS 141(R).  FAS 141(R) establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination.  FAS 141(R) is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the effect that the adoption of FAS 141(R) will have on our consolidated financial statements.

3.                                      HPT Transaction and Petro Acquisition

On January 31, 2007, the HPT Transaction was consummated and we entered the TA Lease.  On May 30, 2007, we consummated the Petro Acquisition and entered the Petro Lease.  Significant differences exist between our statement of operations and comprehensive income (loss) and that of our predecessor.

The following unaudited pro forma information presents our results of operations as if both the HPT Transaction and the Petro Acquisition had occurred on January 1, 2007:

Three months ended March 31, 2007

Total revenues	$1,598,588
Net loss	$(51,417)
Loss per common share	$(5.84)

These pro forma results of operations have been prepared for comparative purposes only and are not intended to be indicative of the results of operations that actually would have resulted had the HPT Transaction and the Petro Acquisition occurred at the beginning of the periods presented, or that may result in the future. The pro forma net loss for the three months ended March 31, 2007, reflects $44,972 of merger related expenses, $16,140 of debt extinguishment expenses and $4,268 of share based compensation expense, each incurred by our predecessor, and $1,920 of expenses related to employee retention and separation payments.  We do not include motor fuel taxes in our fuel revenues and fuel cost of sales; however, prior to the Petro Acquisition, Petro included motor fuel taxes in its fuel revenues and fuel cost of sales.  These amounts have not been removed from Petro’s reported revenues.  The pro forma total revenue amounts presented above for the three months ended March 31, 2007 include $78,100 of motor fuel taxes that were also included in fuel cost of sales.

4.                                      Earnings Per Share

As of the date of the HPT Transaction and continuing through March 31, 2008, we did not have any share options or warrants outstanding.  The unvested shares granted under our equity incentive plan would have had an anti-dilutive effect on loss per share for the period ended March 31, 2008.  There were no share awards under this or any other plan during the two months ended March 31, 2007.  The assumed exercise of our predecessor’s stock options and warrants would have had an anti-dilutive effect on loss per share for the one month period ended January 31, 2007.

TravelCenters of America LLC

Notes to Condensed Unaudited Consolidated Financial Statements

(dollars in thousands)

5.                                      Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2008	2007

Non-fuel merchandise	$108,269	$105,222
Petroleum products	47,857	42,783

Total inventories	$156,126	$148,005

6.                                      Restricted Investments and Current Maturities of Long Term Debt

The 9% Notes.  Simultaneously with the Petro Acquisition, we and Hospitality Trust made arrangements to call Petro’s 9% Senior Secured Notes due 2012, or the 9% Notes, by depositing with the trustee for the 9% Notes U.S. Treasury obligations sufficient to effect a covenant defeasance, to pay all of the interest due on the 9% Notes until the redemption date and to pay the full amount of the 9% Notes, including the redemption premium, on the redemption date of February 15, 2008. On December 31, 2007, $250,000 in principal amount of the 9% Notes was outstanding.  The 9% Notes were our obligations and remained so until the redemption date, and are included on our balance sheet as of December 31, 2007, at their estimated fair value, which takes into account the redemption premium.  On February 15, 2008, we paid the 9% Notes, the redemption premium and accrued interest using funds from the restricted investments that had been held by the trustee for that purpose.

Revolving Credit Facility.  We have a $100,000 revolving credit agreement, or credit facility, under which a maximum of $100,000 may be drawn, repaid and redrawn until maturity in November 2012. The maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender approvals, the maximum amount may be increased to $200,000. The credit facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Credit facility borrowings bear interest at LIBOR plus a spread (currently 100 basis points, subject to adjustment based upon facility availability, utilization and other requirements), and are secured principally by our accounts receivable and inventory.

The credit facility requires maintenance of collateral, limits the incurrence of debt and liens, restricts the making of certain investments and the payment of dividends and other distributions, requires a minimum fixed charge ratio under certain circumstances and has other customary covenants, events of default and other provisions. The credit facility provides for acceleration of payment of principal and interest upon an event of default. Events of default include, but are not limited to, failure to pay interest or other amounts due, changes in control of us, as defined in the credit facility, and our default of the lease agreements with Hospitality Trust or our management and shared services agreement with Reit Management & Research LLC, or Reit Management.

At December 31, 2007 and March 31, 2008, there were no amounts outstanding under our revolving credit facility, but at March 31, 2008, we had issued $38,676 of letters of credit under this facility.  Subsequent to March 31, 2008 and through May 12, 2008 we issued an additional net $30,752 of letters of credit under this facility, resulting in outstanding letters of credit totaling $69,428 as of May 12, 2008.  We generally issue letters of credit to secure certain purchases, insurance, fuel tax and trade obligations.

TravelCenters of America LLC

Notes to Condensed Unaudited Consolidated Financial Statements

(dollars in thousands)

7.                                      Shareholders’ Equity and Equity Incentive Plans

On January 31, 2007, as part of the HPT Transaction, Hospitality Trust distributed 8,808,575 of our common shares to its shareholders in a spin off transaction.  In July and August 2007 we issued an additional 5,335,090 of our common shares in a public offering.

Equity Incentive Plans.  An aggregate of 2,000,000 of our common shares are reserved for issuance under the terms of our 2007 Equity Compensation Plan, or the Plan.  For the three months ended March 31, 2008, no shares were awarded under the Plan.  As of March 31, 2008, 1,654,400 of our common shares remained available for issuance under our Plan.  We recognized $201 of non-cash, share based equity compensation expense for the three months ended March 31, 2008 and recognized no such expense during the two months ended March 31, 2007.

Our predecessor had a share option plan that we did not assume. All 939,375 share options that were outstanding under our predecessor’s share option plan as of December 31, 2006 were cancelled as part of the HPT Transaction on January 31, 2007. Our predecessor recognized share based compensation expense of $4,268 in January 2007 when its outstanding options vested and were cancelled as a result of the HPT Transaction.

8.                                      Related Party Transactions

One of our Managing Directors, Barry Portnoy, is a managing trustee of Hospitality Trust and the Chairman and majority owner of Reit Management.  Our other Managing Director and President and our Treasurer and Chief Financial Officer are also senior vice presidents of Reit Management.  In addition to providing services to us, Reit Management also provides services to Hospitality Trust.  For these reasons, we consider Hospitality Trust and Reit Management to be related parties.  For a more complete description of the relationships among us, Hospitality Trust and Reit Management, please review the contracts among these parties which are publicly available as exhibits to our public filings at the Securities and Exchange Commission or the SEC, and are accessible at the SEC website, www.sec.gov, and also see our descriptions of these relationships in our 2008 proxy statement and the description of the risks which may arise from these relationships in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, both of which documents are also available in our SEC filings.

We were formerly a 100% subsidiary of Hospitality Trust and Hospitality Trust is our principal landlord.  During 2007 we completed both the HPT Transaction and the Petro Acquisition together with Hospitality Trust.  The following table summarizes the various amounts related to our leases with Hospitality Trust that are reflected in our operating results:

	Three Months Ended	Two Months Ended
	March 31, 2008	March 31, 2007

Minimum base rent (TA Lease cash payments)	$38,990	$25,583
Minimum base rent (Petro Lease cash payments)	15,556	—
Total rent payments to Hospitality Trust	54,564	25,583
Required straight line rent adjustment (TA Lease)	3,716	2,870
Less capital lease obligation amortization	(540)	(320)
Less amount recognized as interest	(2,342)	(1,601)
Less deferred rental allowance amortization	(1,692)	(1,128)
Rent to Hospitality Trust recognized as rent expense	$53,688	$25,404

Other current liabilities on our consolidated balance sheet at March 31, 2008 and December 31, 2007, included $18,280 and $17,987, respectively, for rent due to Hospitality Trust.

We are party to a management and shared services agreement with Reit Management. Reit Management oversees and assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase

TravelCenters of America LLC

Notes to Condensed Unaudited Consolidated Financial Statements

(dollars in thousands)

negotiation for travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of all our daily business activities, including legal matters, human resources, insurance programs, management information systems and the like. For these services, we pay Reit Management a fee equal to 0.6% of our fuel gross margin and 0.6% of our total non-fuel revenues. The fee is payable monthly based upon the prior month’s margin or revenues, as applicable. For the three months ended March 31, 2008 and the two months ended March 31, 2007, we expensed $1,956 and $935, respectively, to Reit Management under this agreement.

We have a minority joint venture interest in Petro Travel Plaza LLC, which owns one travel center that we operate under a management agreement and a parcel of land upon which Petro Travel Plaza LLC is developing a new travel center that we will operate.  This investment is accounted for under the equity method.  Included in our results for the three months ended March 31, 2008, was management and accounting fee income of $216 which was derived from this joint venture.  At March 31, 2008, we had a payable to Petro Travel Plaza LLC of $1,611.

9.                                      Commitments and Contingencies

Guarantees

In the normal course of our business, we periodically enter agreements that contain guarantees or indemnification provisions. While the maximum amount to which we may be exposed under such agreements cannot be estimated, we do not believe that any potential guaranty or indemnification will have a material adverse effect on our consolidated financial position or result of operations.

We offer a warranty of our workmanship in our truck repair shops, but we believe the annual warranty expense and corresponding liability are not material to us.

Environmental Matters

Our operations and properties are extensively regulated by environmental laws that (i) govern operations that may have adverse environmental effects, such as discharges to air, soil and water, as well as the management of petroleum products and other hazardous substances or (ii) impose liability for the costs of cleaning up sites affected by, and for damages resulting from, disposal or other releases of hazardous substances. We use underground and above ground storage tanks to store petroleum products and waste at our travel centers. We must comply with requirements of environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, contaminant release reporting, financial assurance and corrective action in case of a release from a storage tank into the environment.

We regularly conduct investigatory and/or remedial actions with respect to releases of hazardous substances at a number of our sites. We regularly receive notices of alleged violations of environmental laws at travel centers in a number of jurisdictions.  Under certain environmental agreements entered into as part of our predecessor’s acquisitions of travel centers, prior owners of certain of our sites are required to indemnify us for certain environmental conditions. Certain of our remediation expenditures may be recovered from state government administered tank funds. In addition, we have insurance of up to $35,000 for environmental liabilities at certain of our travel centers that were known at the time the policies were issued, and up to $60,000 for unknown environmental liabilities, subject, in each case, to certain limitations and deductibles.  At March 31, 2008, we had a reserve for environmental matters of $12,317, as well as a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, leaving an estimated net amount of $5,465 to be funded by us in the future.  While it is not possible to quantify with certainty our environmental exposure, in our opinion, based upon the information now known to us, our potential liability in excess of the reserves we have recorded will not have a material adverse effect on our financial condition, results of operations or cash flows.

While the costs of our environmental compliance in the past have not had, and we do not believe such costs will have, a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future. We cannot be certain that additional contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future. If additional environmental matters arise or are discovered, or if additional environmental requirements are imposed

TravelCenters of America LLC

Notes to Condensed Unaudited Consolidated Financial Statements

(dollars in thousands)

by government agencies, increased environmental compliance or remediation expenditures may be required, and such costs could have a material adverse effect on us.

Pending Litigation

In February 2006 a subsidiary of our predecessor and Pilot Travel Centers, LLC, a competitor of ours, were sued by Flying J, Inc., another one of our competitors, and its affiliates in the U.S. District Court for the District of Utah.  In essence the lawsuit claims that we, Pilot and others participated in an unlawful concerted antitrust action to refuse to accept a payment card issued by a Flying J affiliate.  Flying J and its affiliates are seeking damages in amounts to be determined at trial and other relief.  In April 2008 we agreed to settle this litigation for $5,000 and by agreeing to begin accepting the payment card issued by one of Flying J’s affiliates.  As a result of this settlement, we were dismissed from the litigation on May 5, 2008.  The expense related to this settlement was recognized in the first quarter of 2008 and is included in selling, general and administrative expenses.

In May 2007 we terminated a contract with Simons Petroleum, Inc., or Simons, a fuel marketer that had been entered by our predecessor.  Under this contract, Simons is permitted to market fuel to trucking companies and distribute that fuel through our TA branded locations in exchange for low pumping fees to us.  The termination was made at our option as provided in the contract and required an 18 month wind down period during which Simons may continue to market fuel and distribute fuel through our locations.  A dispute arose between us and Simons regarding the proper conduct of the parties during the wind down period.  After settlement negotiations were conducted, we and Simons participated in a mediation, which failed to produce a settlement.  In February 2008, the parties participated in a binding arbitration, under the auspices of the American Arbitration Association, or AAA.  During the arbitration, Simons claimed damages in excess of $10,000 and sought a ruling allowing Simons greater flexibility to continue to sell and deliver fuel through our locations and we claimed damages in excess of $6,000 and sought to clarify the limits of Simons’s rights during the wind down period.  On March 14, 2008, we received the AAA ruling, which ordered us to pay Simons $900 and to accept new customers, if any, presented to us by Simons until the end of the 18 month wind down period, on November 7, 2008.  We recognized the expense of $900 related to the AAA ruling in the fourth quarter of 2007 and paid this amount in April 2008.

On May 2, 2007, a purported class action lawsuit was filed against us by one individual alleging violations of the Federal Fair and Accurate Transaction Act which provides for damages of one hundred dollars to one thousand dollars (plus plaintiff’s litigation costs) for each electronically printed receipt which discloses certain information in violation of that Act.  After initial pleadings in this litigation, on February 28, 2008, we settled with three identified customers and the plaintiff’s claims were dismissed with prejudice.

On February 1, 2008, we commenced litigation against E(2) Investment Partners LLC, and related entities and individuals in the Delaware Court of Chancery.  On December 31, 2007, the defendants forwarded a letter to us proposing directors and other matters for consideration at our 2008 annual meeting of shareholders.  We sought a court order declaring that the defendants did not comply with our limited liability company agreement and that therefore the defendants’ notice was invalid and their proposed nominees and other matters were not properly presented for consideration at our 2008 annual meeting.  On April 4, 2008, the Delaware Court of Chancery issued an order declaring that the defendants’ notice breached our limited liability company agreement and was therefore invalid and of no force or effect.  Accordingly, the defendants’ proposed nominations and other matters referred to in their notice will not be considered at TA’s 2008 annual meeting of shareholders.  The time for appeal of this matter by the defendants passed in early May 2008.  In May 2008 we commenced a litigation to collect our costs and our expenses incurred related to this matter, as provided in our limited liability company agreement.  The defendants have not yet responded to this litigation.  We do not know what amounts, if any, will ultimately be collected by us from them.

On February 1, 2008, Alan R. Kahn filed a purported derivative action in the Delaware Court of Chancery on behalf of TA against members of our board of directors, Hospitality Trust and Reit Management. This action alleges that our directors breached their fiduciary duties in connection with the Petro Acquisition and seeks an award of unspecified damages and reformation of our Petro Lease. This action also appears to allege that Reit Management and Hospitality Trust aided and abetted our directors.  Under our limited liability company agreement and agreements with Reit Management and Hospitality Trust, we may be liable to indemnify our directors, Hospitality Trust and Reit Management for liabilities, costs and expenses incurred by them in connection with this litigation. We believe this action is without merit and have moved to dismiss it.

TravelCenters of America LLC

Notes to Condensed Unaudited Consolidated Financial Statements

(dollars in thousands)

Beginning in mid December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and subsidiaries, in United States District courts in over 20 states. Major petroleum companies and significant retailers in the industry have been named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale.   One theory alleges that the plaintiffs purchased smaller quantities of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel delivered by volume of gallons which, at higher temperatures, contain less energy.  These “temperature cases” seek, among other relief, an order requiring the defendants to install temperature correcting equipment on their retail motor fuel dispensing devices, damages, and attorneys’ fees.   A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by the federal and various state governments from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  These “tax cases” allege that when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap an excess profit because the customers pay more tax than the retailer paid. These “tax” cases seek, among other relief, recovery of excess taxes paid and punitive damages.  We believe that there are substantial factual and legal defenses to the theories alleged in these cases.  The cases are at an early stage, they have been consolidated with one court pursuant to multi-district litigation procedures; and, because discovery has only recently commenced, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

In November 2006 Great American Insurance Company of New York and Novartis Pharmaceuticals Corporation, or Novartis, filed a complaint against our predecessor and an unrelated party Prime, Inc., or Prime, in connection with the alleged theft of a tractor trailer operated by Prime which contained Novartis pharmaceutical products.  The alleged theft occurred at our Bloomsbury, New Jersey travel center.  Novartis seeks damages up to or exceeding $30,000 together with interests and costs, attorneys’ fees and disbursements.  On January 5, 2007, our predecessor answered Novartis’ complaint and asserted a cross claim for contribution and indemnification against Prime.  We believe that there are substantial defenses to these claims and that any liability arising from this matter may be covered by one or more of our existing insurance policies or by Prime.

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

TravelCenters of America LLC

Notes to Condensed Unaudited Consolidated Financial Statements

(dollars in thousands)

10.          Income Taxes

The provisions (benefits) for income taxes shown on our current and historical financial statements were as follows:

	Company		Predecessor
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31, 2008	March 31, 2007	January 31, 2007

Current tax provision (benefit):
Federal	$—	$(2,600)	$(6,750)
State	197	(557)	107
Foreign	—	—	—
	197	(3,157)	(6,643)

Deferred tax provision (benefit):
Federal	(15,209)	(2,510)	(31,380)
State	(1,814)	(177)	(2,432)
Foreign	(52)	—	(15)
	(17,075)	(2,687)	(33,827)

Total tax provision (benefit):	(16,878)	(5,844)	(40,470)
Change in valuation allowance	17,075	—	—

Net tax provision (benefit)	$197	$(5,844)	$(40,470)

Because of our short history and operating losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized. When we believe it is more-likely-than-not we will recover our deferred tax assets, we will record these assets as an income tax benefit in the consolidated statement of operations, which will affect our results of operations.  As of December 31, 2007, our federal net operating loss carryforward was approximately $37,200. Our net operating losses will begin to expire in 2028.

Our effective tax rate for the three months ended March 31, 2008 was a provision of 0.4%, which differed from the statutory rate primarily due to recognition of a valuation allowance against our net deferred tax assets and to state income taxes net of the federal tax effect.  Our effective tax rate for the two months ended March 31, 2007 and our predecessor’s effective tax rate for the one month ended January 31, 2007 were benefits of 37.8% and 64.7%, respectively.  Our tax rate for the two months ended March 31, 2007, differed from the statutory rate primarily due to state income taxes, net of the federal tax effect.  Our predecessor’s tax rate for the one month ended January 31, 2007 differed from the statutory rate primarily due to deductibility for tax purposes of expenses related to stock options that were not expensed for financial reporting purposes, partially offset by certain merger related expenses recognized in the financial statements which were not deductible for income tax purposes.

11.          Subsequent Event

On May 12, 2008, we and Hospitality Trust amended the TA Lease.  Under the TA Lease, we can sell to Hospitality Trust certain capital improvements we make to properties owned by Hospitality Trust with no increase in our rent payable to Hospitality Trust.  These sales were limited to $125,000 with no more than $25,000 in any one year.  This lease amendment will permit us to sell to Hospitality Trust qualified improvements which we have made or may make to the travel centers leased from Hospitality Trust under the TA Lease on an expedited basis.  In the event that we elect to sell these capital improvements before the time contractually required by the original lease terms, Hospitality Trust’s purchase commitment amount will be discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed in October 2006 as a Delaware limited liability company. We were formed as a 100% owned subsidiary of Hospitality Trust to succeed to the operating business of our predecessor, which Hospitality Trust acquired on January 31, 2007. Until January 31, 2007, we operated as a shell company subsidiary of Hospitality Trust. Because of the HPT Transaction and the Petro Acquisition described in Note 1 to our financial statements, we believe our 2007 historical financial information may not be an appropriate basis for comparison with our current or future financial position, results of operations or cash flows. You should read the following discussion in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007.

Our fuel costs are subject to potentially material changes as a result of the market prices of diesel fuel and gasoline, as well as the availability of these products. These factors are subject to the worldwide petroleum products supply chain, which historically has incurred shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment. Over the past few years there has been a significant increase in the cost of diesel fuel and gasoline; first, as crude oil demand increased during the previous economic recovery in the United States and events such as Hurricane Katrina affected the supply system; then as economic growth in certain developing economies, such as China and India, increased demand for petroleum products; and, more recently, as the world value of the U.S. dollar has declined and as speculation in the price of these commodities has increased. We expect that, although most of these significant increases in our costs for these products can largely be passed on to our customers over time, these increased prices can result in negative effects on our sales and profitability and increases in our working capital requirements. We expect that petroleum products markets will continue to be volatile during the next 12 months despite the apparent slowing of the U.S. and other economies.

Quarterly Business Update

For the three months ended March 31, 2008, our results showed significant differences as compared to the combined results of us and our predecessor for the comparable period of 2007, most of which were due to our acquisition of Petro on May 30, 2007.  The acquisition of Petro accounted for a 47.7% increase in our fuel revenue, a 40.4% increase in fuel gross margin, a 36.9% increase in nonfuel revenue, a 33.8% increase in non fuel gross margin, a 35.4% increase in total gross margin and a 37.8% increase in site level operating expenses.

Operating results in our business for the three months ended March 31, 2008, were adversely affected by slowing economic growth in the United States generally and, in particular, within the trucking industry.  We believe that the relative weakness of the U.S. economy, the slowing in the housing market and durable goods orders, and the historically high cost of petroleum products, among other factors, have led to reduced demand by shippers for trucks to carry freight and increased emphasis by trucking companies on conservation of fuel.  Market forces drove diesel and gasoline prices steadily upward throughout the last half of 2007 and the first quarter of 2008; we believe that a continuation of this trend may reduce demand for our products and services and compress our operating margins over time.  Some U.S. trucking companies have reported reduced ability to pass through the increased cost of fuel to their customers, which has focused the attention of our customers on the cost of fuel and further compressed fuel margins and reduced demand for fuel. These negative pressures in the market had an adverse effect on our results for the 2008 first quarter and may continue to affect us.

Composition of our Network

The changes in the number of our sites (company operated, franchisee leased and operated or franchisee owned and operated) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our business from December 31, 2006 through March 31, 2008.

			Franchisee
			Owned
	Company	Franchisee	and
	Operated	Operated	Operated	Total
Number of travel centers at December 31, 2006	140	10	13	163

January - March 2007 Activity
New travel centers	1	—	—	1
Number of travel centers at March 31, 2007	141	10	13	164

April - December 2007 Activity:
Acquisition of franchisee travel center	1	—	(1)	—
Petro acquisition	45	—	24	69
New travel centers	3	—	1	4
Closed travel center	(1)	—	—	(1)
Number of travel centers at December 31, 2007	189	10	37	236

January – March 2008 Activity:
No activity	—	—	—	—
Number of travel centers at March 31, 2008	189	10	37	236

Results of Operations

Relevance of Fuel Revenues

Due to volatile pricing of fuel products and our pricing arrangements with fuel customers, fuel revenue is not a reliable metric for analyzing our results of operations or our predecessor’s results from period to period. As a result solely of changes in fuel prices, our fuel revenue may increase or decrease significantly versus our or our predecessor’s historical results of operations, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in gross profit per gallon. We consider fuel volumes to be a better measure of comparative performance than fuel revenues.

Three months ended March 31, 2008 compared to March 31, 2007

We were spun off from Hospitality Trust on January 31, 2007, and had no operations prior to that time. For the purpose of discussing the historical results of operations, the following table adds our results and the results of our predecessor, without pro forma adjustments, for the three months ended March 31, 2007, and compares these combined results of operations to our results for the three months ended March 31, 2008. The data has been presented to facilitate our discussion below of the trends and changes affecting our operating results.  It has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that actually would have resulted had the HPT Transaction occurred on January 1, 2007, and is not indicative of our future results of operations.

	Company		Predecessor	Combined
	Three	Two		Three
	Months	Months	One Month	Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	January 31,	March 31,
(dollars in millions)	2008	2007	2007	2007	Change

Revenues:
Fuel	$1,619.3	$596.2	$285.1	$881.3	$738.0
Non-fuel	285.1	138.7	66.8	205.5	79.6
Rent and royalties	3.5	1.5	0.8	2.3	1.2
Total revenues	1,907.9	736.4	352.7	1,089.1	818.8

Cost of goods sold (excluding depreciation):
Fuel	1,577.3	579.4	270.7	850.1	727.2
Non-fuel	118.1	56.2	27.5	83.7	34.4
Total cost of goods sold(excluding depreciation)	1,695.4	635.6	298.2	933.8	761.6

Operating expenses:
Site level operating expenses	158.6	72.4	36.1	108.5	50.1
Selling, general & administrative expense	32.8	11.8	8.9	20.7	12.1
Real estate lease rent	57.7	27.3	0.9	28.2	29.5
Depreciation and amortization expense	10.9	5.3	5.8	11.1	(0.2)
Merger related expenses	—	—	45.0	45.0	(45.0)
Total operating expenses	260.0	116.8	96.7	213.5	46.5

(Loss) from operations	(47.5)	(16.0)	(42.2)	(58.2)	10.7
Debt extinguishment expense	—	—	(16.1)	(16.1)	16.1
Equity income in joint venture	0.1	—	—	—	0.1
Interest income	3.2	2.2	1.1	3.3	(0.1)
Interest expense	(4.1)	(1.6)	(5.3)	(6.9)	2.8
(Loss) before income taxes	(48.3)	(15.4)	(62.5)	(77.9)	29.6
Provision (benefit) for income taxes	0.2	(5.8)	(40.5)	(46.3)	46.5
Net (loss)	$(48.5)	$(9.6)	$(22.0)	$(31.6)	$(16.9)

The following table presents operating data for our company operated travel centers. The following table excludes revenue and expenses that are not directly generated or incurred at our travel centers by us, such as income related to our franchising activities and corporate selling, general and administrative expenses. The table below presents the actual site level results only for the periods during which the sites were operated by us or our predecessor, meaning that the Petro sites are included only from May 30, 2007 and are excluded from the three months ended March 31, 2007 amounts.

	Company		Predecessor	Combined
	Three	Two		Three
	Months	Months	One Month	Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	January 31,	March 31,
(gallons and dollars in millions)	2008	2007	2007	2007	Change

Number of company operated travel centers	189	141	140	141	48

Diesel sales volume (gallons) (1)	471.7	242.4	130.7	373.1	98.6
Gasoline sales volume (gallons) (1)	55.9	13.7	31.6	45.3	10.6
Fuel margin(1)	$41.6	$16.4	$14.2	$30.6	$11.0
Total nonfuel revenues (1)	$284.9	$138.8	$66.8	$205.6	$79.3
Operating expenses (1)	$158.3	$72.4	$36.1	$108.5	$49.8

(1)    Includes fuel volume, fuel margin revenues and expenses of company operated travel centers only.

Same Site Comparisons. A travel center is included in the following same site comparisons only if it was continuously operated by us, our predecessor or the prior owner of the Petro sites from January 1, 2007 through March 31, 2008 or, in the case of rent revenues and royalty revenues, by a franchisee of ours or our predecessor for the entire period. Travel centers are not excluded from the same site comparisons as a result of expansions in their size or in the services offered.

	Three months ended March 31,
	Company	Combined
(gallons and dollars in millions)	2008	2007	Change

Number of company operated travel centers	182	182

Diesel sales volume (gallons) (1)	463.4	536.0	(72.6)
Gasoline sales volume (gallons) (1)	52.9	56.8	(3.9)
Fuel margin(1)	$40.8	$44.7	$(3.9)
Total nonfuel revenues (1)	$276.9	$284.0	$(7.1)
Operating expenses (1)	$153.3	$149.6	$3.7

Number of franchisee operated travel centers	46	46
Rent and royalty revenues	$3.5	$3.5	$—

(1)    Includes fuel volume, fuel margin revenues and expenses of company operated travel centers only.

Revenues. Revenues for the three months ended March 31, 2008, were $1,907.9 million, which represented an increase from the quarter ended March 31, 2007, of $818.8 million, or 75.2%, that is primarily attributable to the Petro Acquisition and increases in retail fuel prices.

Fuel revenue for the quarter ended March 31, 2008, increased by $738.0 million, or 83.8%, as compared to the same period in 2007. This increase was principally the result of sites added in 2007, including the Petro sites, and increases in retail fuel sales prices.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons Sold	Gallons Sold	Fuel
(gallons and dollars in millions)	Diesel Fuel	Gasoline	Revenues
	(gallons and dollars in millions)

Results for three months ended March 31, 2007	409.2	45.3	$881.2

Increase due to petroleum products price change	—	—	392.9
Decrease due to TA same site volume change	(40.9)	(2.8)	(84.9)
Increase due to Petro sites added	132.8	10.5	420.6
Increase due to other net company operated sites added since January 1, 2007	6.7	3.0	18.7
Increase (decrease) due to wholesale fuel business sales volume variations	(5.4)	0.5	(9.2)
Net increase from prior year period	93.2	11.2	738.1

Results for three months ended March 31, 2008	502.4	56.5	$1,619.3

We believe a substantial portion of the increase in petroleum product prices was due to extensive speculation since March 31, 2007. Also, high exports of diesel fuel in early 2008 may have contributed to decreases in U.S. inventories which put extra pressure on U.S. prices despite the decrease in demand by the U.S. trucking industry.  Wholesale fuel volumes were also affected by our decision to reduce our wholesale fuel operations.  Fuel revenues were 84.9% of total revenues for the quarter ended March 31, 2008, as compared to 80.9% for the same period in 2007

On a same site basis for our company operated TA and Petro sites, diesel fuel sales volume decreased by 72.6 million gallons, or 13.5%, and gasoline sales volume decreased by 3.9 million gallons, or 6.9%.  We believe the same site diesel fuel sales volume decrease resulted primarily from a decline in trucking activity that is largely attributable to the slowing of economic activity in the U.S. particularly the declines in the shipments of durable goods, including new home building supplies, as well as a decline in imports into the U.S. which are transported by truck, combined with the high cost of fuel negatively affecting the demands for fuel during the 2008 periods versus the 2007 periods. We believe the same sites gasoline sales volume decrease resulted primarily from the high cost of fuel to consumers and the general condition of the U.S. economy.

Nonfuel revenues for the three months ended March 31, 2008 were $285.1 million, an increase of $79.6 million, or 38.7%, as compared to the same period in 2007. Of this increase, $75.9 million related to the company operated sites added in the Petro Acquisition on May 30, 2007 and $5.7 million from the four other net sites added in 2007. The remainder of the change between years is related to the decline in sales at those sites we operated during both quarterly periods.  Nonfuel revenues were 14.9% of total revenues for the quarter ended March 31, 2008, as compared to 18.9% for the same period in 2007.

On a same site basis for our company operated TA and Petro sites, nonfuel revenues decreased by $7.1 million, or 2.5%.  We believe the same site nonfuel revenue decrease reflects decreased customer traffic in our travel centers as a result of the factors affecting our fuel sales volumes, which decline was somewhat offset by increases in our truck repair shop revenues.

Rent and royalty revenues for the three months ended March 31, 2008 were $3.5 million, an increase of $1.2 million, or 52.0%, as compared to the same period in 2007. This was primarily the result of royalty revenues during the quarter from the 24 Petro franchisee sites added on May 30, 2007 of $1.3 million. Royalties from existing TA franchisees for the three months ended March 31, 2008 decreased by $0.1 million compared to 2007, primarily as a result of our acquisition of a franchisee site in May 2007.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended March 31, 2008, was $1,695.4 million, an increase of $761.6 million, or 81.6%, as compared to the same period in 2007, which was primarily attributable to costs of good sold at the Petro locations acquired on May 30, 2007 and increased fuel costs.  Fuel cost of goods sold for the quarter ended March 31, 2008 of $1,577.3 million increased by $727.2 million, or 85.5%, of which $408.1 million resulted from fuel sales at the Petro locations for the quarter ended March 31, 2008. The increase in fuel cost of goods sold for the quarter ended March 31, 2008 as compared to the same period in 2007 also resulted from commodity price increases partially offset by the fuel sales volumes decreases described above.

Nonfuel cost of goods sold for the three months ended March 31, 2008 was $118.1 million, an increase of $34.4 million, or 41.1%, as compared to the same period in 2007, of which $34.7 million resulted from nonfuel sales at the Petro locations for the quarter ended March 31, 2008 and the remainder of which resulted from the nonfuel sales decreases noted above and from the four other net sites added in 2007.

Site level operating expenses. Site level operating expenses for the three months ended March 31, 2008, were $158.6 million, an increase of $50.1 million, or 46.2%, as compared to the same period in 2007. This increase primarily resulted from $41.0 million in site level operating expenses at the Petro locations for the quarter ended March 31, 2008, and $3.4 million from the other company operated locations added in 2007.

On a same site basis for our company operated TA and Petro sites, site level operating expenses increased by $3.7 million, or 2.5%.  On a same site basis, site level operating expenses as a percentage of nonfuel revenues for the quarter ended March 31, 2008 were 55.4%, compared to 52.7% for the same period in 2007.  The increases in site level operating expenses on a same site basis was primarily the result of increases in labor, maintenance, utilities and credit card processing fees over the prior year period.  The increase in operating expenses as a percentage of nonfuel revenues is partially due to the above increases, and also because a certain portion of our expenses are fixed in nature so decreases in nonfuel revenues do not always result in a corresponding decrease in site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2008 were $32.8 million, an increase of $12.1 million, or 58.7%, as compared to the same period in 2007.  This increase primarily resulted from the following:

•                  $1.4 million in severance expense related to a workforce reduction in March 2008;

•                  $5.0 million of expense related to the Flying J litigation settlement payment;

•                  $4.5 million for legal fees and other costs related to the litigation matters discussed in Note 9 to our financial statements;

•                  a $4.1 million decrease in share based compensation;

•                  the remaining selling, general and administrative expense increases over the prior year period represented increases in expenses primarily as a result of our growth and changes to our structure as a result of the HPT Transaction and the Petro Acquisition, that primarily related to increased personnel and related costs.

Real estate rent expense.  Rent expense for the three months ended March 31, 2008 was $57.7 million, an increase of $29.5 million as compared to the same period in 2007.  This increase was primarily attributable to our lease agreements with Hospitality Trust that became effective on January 31, 2007 and May 30, 2007. Under our real estate leases, we paid rent of $58.5 million during the three months ended March 31, 2008, and accrued an additional $3.7 million of noncash rent expense to recognize the rent expense related to the TA Lease on a straight line basis over the lease term. Of this total, $2.3 million was recognized as interest expense; $0.5 million was recognized as a reduction of our capital lease obligation; and $1.7 million was amortized as a deferred rental allowance as a reduction of rent expense.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended March 31, 2008 was $10.9 million, a decrease of $0.2 million, or 1.6%, as compared to the same period in 2007.  This decrease was attributable to the decrease in our depreciable assets after the HPT Transaction on January 31, 2007, offset by assets acquired subsequent to that date, including the Petro Acquisition, and a $1.6 million charge recorded in 2008 in connection with the cancellation of contracts and letters of intent for various development projects and acquisitions we have decided not to pursue.

Merger related expenses.  During January 2007, our predecessor recognized a charge of $45.0 million related to expenses incurred in marketing itself for sale and consummating the HPT Transaction.  These costs primarily consisted of investment banking fees, other transaction advisory fees and management bonus payments.

Income (loss) from operations.  Net loss from operations for the three months ended March 31, 2008, was $47.5 million, a decrease of $10.7 million, or 18.4%, as compared to the same period in 2007. This decrease was the result of the changes in revenues and expenses described above.

Interest income and expense.  Interest income for the three months ended March 31, 2008 was $3.2 million, a decrease of $0.1 million, or 3.3%, as compared to the same period in 2007, which was primarily attributable to the $1.2 million of interest income on restricted investments offset by reduced interest income on our lower cash balance in the first three months of 2008 compared to the same period in 2007.  Interest expense for the three months ended March 31, 2008 was $4.1 million, as compared to $6.9 million for the same period in 2007.  This $2.8 million, or 41.6%, decrease primarily resulted from the repayment of our predecessor’s indebtedness on January 31, 2007 as part of the HPT Transaction.  The decline related to the debt repayment was somewhat offset by $1.3 million of interest expense on the defeased 9% Notes and by the recognition as interest expense of $2.3 million of rent under our TA Lease with Hospitality Trust in connection with the lease payments related to those sites we lease from Hospitality Trust that did not qualify for operating lease treatment under GAAP.

Income tax provision (benefit).  Our effective tax rate for the three months ended March 31, 2008 and 2007 was a provision of 0.4% and a benefit of 59.4%, respectively. The rate for the 2008 period differs from the statutory rate due to an increase in our valuation allowance of $17.1 million, and to state income taxes net of the federal tax effect.  For the 2007 period, the effective tax rate differs from the statutory rate primarily due to items affecting our predecessor in the one month ended January 31, 2007, namely the deductibility for tax purposes of expenses related to stock options of our predecessor that were not expensed for financial reporting purposes, partially offset by certain merger related expenses recognized in the financial statements by our predecessor which were not deductible for income tax purposes.

Seasonality

Our revenues during a year are often lowest in the first quarter when movement of freight by professional truck drivers and motorist travel are historically at their lowest levels in each calendar year. Our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because, while the fourth quarter is often positively impacted by increased movement of freight in preparation for various national holidays, that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers.  While our revenues are modestly seasonal, the quarterly variations in our operating income may reflect greater seasonal differences because our rent and other costs do not vary seasonally.

Inflation and Deflation

Inflation, or a general increase in prices, will likely have more negative than positive impact on our business.  Rising prices may allow us to increase revenues, but also likely will increase our operating costs.  Also, rising prices for fuel and other products we sell increase our working capital requirements and appear to cause some of our customers to reduce their purchases of our goods and services.  Because a significant component of our expenses are fixed, we may not be able to fully capitalize on declines in general price levels, or deflation.

Workforce Reduction

In March 2008, we announced we had reduced the workforce at our headquarters and other locations. Reductions are currently being made to our hourly workforce, mostly by attrition.  We recognized a severance charge of approximately $1.6 million during the 2008 first quarter as a result of this reduction in workforce.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our operating expenses including rent and to fund our capital expenditures and other working capital requirements. Our principal sources of liquidity to meet these requirements are our operating cash flow, our cash balance, our credit facility, and our ability to draw capital improvement reimbursements under the terms of our leases with Hospitality Trust.  Under the TA Lease, we can sell to Hospitality Trust certain capital improvements we make to properties owned by Hospitality Trust with no increase in our rent payable to Hospitality Trust.  These sales were limited to $125 million with no more than $25 million in any year.  On May 12, 2008, we and Hospitality Trust amended the TA Lease to permit us to sell these capital improvements to Hospitality Trust earlier than previously permitted.  In the event that we elect to sell these capital improvements before the time contractually required by the original lease terms, Hospitality Trust’s purchase commitment amount will be discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease. We also own a portfolio of operating real estate and developable land which may be a source of additional liquidity over time to the extent it can be financed or sold; however, we do not believe these assets can be readily converted to cash.

The primary risk we face with respect to our operating cash flow is decreased demand for our products and services, including that which may be caused by the volatility and high level of prices for petroleum products and the economic slowing or recession in the U.S. and the U.S. trucking industry. A reduction of our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods. Also, a significant increase in the prices we must pay to obtain fuel or decrease in the time we have to pay our trade creditors may increase our cash working capital requirements materially.

Assets and Liabilities

Our total current assets at March 31, 2008, were $480.4 million, compared to our total current assets of $746.0 million at December 31, 2007.  At March 31, 2008, and December 31, 2007, we had cash and cash equivalents of $121.1 million and $148.9 million, respectively.  Our current liabilities were $376.2 million at March 31, 2008, compared to our current liabilities of $567.8 million at December 31, 2007.  Increases in accounts receivable, inventories, accounts payable and accrued expenses were primarily the result of higher fuel prices during the past three months.

Included in current assets as of December 31, 2007, was $271.4 million of restricted investments held in trust to repay certain notes we assumed as part of the Petro Acquisition, including the related call premium and accrued interest, that were defeased as part of the Petro Acquisition.  Included in current liabilities as of December 31, 2007, were $262.9 million and $8.4 million for the defeased Petro debt and related accrued interest, respectively.  The restricted investments were used to repay these notes and related call premium plus accrued interest in February 2008.

During the three months ended March 31, 2008, we incurred a net loss of $48.5 million, had cash inflows from operating activities of $5.2 million, cash outflows from investing activities of $37.5 million and cash inflows from financing activities of $4.5 million.  Our cash balance declined from $148.9 million at December 31, 2007, to $121.1 million at March 31, 2008, due to the factors discussed in the section “Results of Operations”. There can be no assurance that industry conditions will not decline further or that any one or more of the risks identified under the section “Risk Factors” or “Warning Regarding Forward Looking Statements” in our Annual Report on Form 10-K or elsewhere in this Quarterly Report on Form 10-Q or some other unidentified risk will not manifest itself in a manner which is material and adverse to our results of operations, cash flow or financial position.

Revolving Credit Facility

At March 31, 2008, there were no amounts outstanding under our revolving credit facility, but we had issued $38.7 million of letters of credit under this facility.  Subsequent to March 31, 2008 and through

May 12, 2008, we issued an additional net $30.7 million of letters of credit under this facility, resulting in outstanding letters of credit totaling $69.4 million as of May 12, 2008.  We generally issue letters of credit to secure certain purchases, insurance, fuel tax and trade obligations.

Investment Activities

Market conditions and other factors have caused us to cancel contracts and letters of intent for the acquisition of several operating and greenfield development sites and the cessation of development activities at the eight greenfield development sites we own.  In connection with our abandoning these various projects, we recognized a charge of $1.6 million during the 2008 first quarter.

Our capital plan for 2008 anticipates expenditures of approximately $100 million, including $27.0 million for Operation Refresh, a project we began in 2007 to improve our TA and TravelCenters of America branded sites to correct deferred maintenance at these sites and make them more attractive to our customers; and $73.0 million for other projects, the majority of which were begun in 2007 and include projects which we believe may be revenue enhancing or are necessary for the proper conduct of our continuing operations.  In the three months ended March 31, 2008, we invested $40.2 million in these projects.

Off Balance Sheet Arrangements

As part of the Petro Acquisition, we acquired a minority interest in a joint venture that owns one travel center that we operate. This travel center is encumbered by mortgage debt of approximately $10.2 million as of March 31, 2008. We account for the investment in the joint venture under the equity method of accounting and, therefore, we have not recorded a liability for this mortgage debt. Petro was not and we are not directly liable for this debt, but the carrying value of our investment in this joint venture could be adversely affected if the joint venture defaulted on this debt and the joint venture’s property was used to satisfy this debt.  We expect we may invest approximately $7.0 million in this joint venture during 2008 in connection with plans to develop a new travel center on land owned by the joint venture in Southern California in 2008 and 2009. This development also may be financed by the issuance of additional debt by the joint venture.

Some of our customers at Petro branded locations are billed for fuel purchases by a third party which settles those transactions with us. In certain circumstances involving nonpayment by a customer, the payments we receive are subject to our repayment to this third party. At December 31, 2007, the total amount for which we were exposed to this repayment risk was $9.8 million.

Related Party Transactions

We were formerly a 100% subsidiary of Hospitality Trust and Hospitality Trust is our principal landlord.  During 2007 we completed both the HPT Transaction and the Petro Acquisition together with Hospitality Trust.  Our cash rent payable to Hospitality Trust for the three months ended March 31, 2008 and the two months ended March 31, 2007 was $54.5 million and $25.6 million, respectively. At March 31, 2008, and December 31, 2007, other current liabilities on our consolidated balance sheet included $18.3 million and $18.0 million, respectively, for rent due to Hospitality Trust.  On May 12, 2008, we and Hospitality Trust amended our lease for the TA branded travel centers to permit us to sell to Hospitality Trust certain capital improvements to properties leased from Hospitality Trust earlier than previously permitted.  In the event that we elect to sell these capital improvements before the time contractually required by the original lease terms, Hospitality Trust’s purchase commitment amount will be discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease. We are party to a management and shared services agreement with Reit Management, whereby Reit Management oversees and assists us with various aspects of our business.  For the three months ended March 31, 2008, we recognized expense of $2.0 million under this agreement.  See Item 1A, “Risk Factors – Risks arising from our formation and certain relationships – Our business is subject to possible conflicts of interest with Hospitality Trust and Reit Management” of our Annual Report on Form 10-K for the year ended December 31, 2007, the disclosures included under Item 13, “Certain Relationships and Related Transactions, and Director Independence” of our Annual Report on Form 10-K for the year ended December 31, 2007 and the “Related Person Transactions and Company Review of Such Transactions” section in our 2008 Proxy Statement filed on Schedule 14A, for further descriptions of our relationships with Hospitality Trust and Reit Management.  These forms are filed at the S.E.C. and are publicly available from the S.E.C. offices or at the S.E.C. website, www.sec.gov.

We have a minority joint venture interest in Petro Travel Plaza LLC, which owns one travel center that we operate under a management agreement.  This investment is accounted for under the equity method.  Included in our results for the three months ended March 31, 2007, was our equity in income of $0.1 million and management and accounting fee income of $0.2 million.  At March 31, 2008, we had a payable to Petro Travel Plaza LLC of $1.6 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.  Our exposure to market risks has not changed materially from that set forth in our Annual Report.

Item 4T.  Controls and Procedures

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the new procedures we have implemented as of March 31, 2008 with respect to our accounting for two elements of our lease of our TA branded sites with Hospitality Trust. These new procedures resulted in our filing amended Quarterly Reports on Form 10-Q/A for the periods ended March 31, June 30, and September 30, 2007 and are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2007 in Item 9A(T).  As a result of these new procedures, our management has concluded that we maintain effective internal control over financial reporting, including effective control over the accuracy of our accounting for these two elements of our lease of our TA branded sites with Hospitality Trust, as of March 31, 2008.

Part II. Other Information

Item 1. Legal Proceedings

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 except for the items below:

In February 2006 a subsidiary of our predecessor, Pilot Travel Centers, LLC, a competitor of ours, and others were sued by Flying J, Inc., or Flying J, another one of our competitors, and its affiliates in the U.S. District Court for the District of Utah.  In April 2008 we agreed to settle this litigation for $5 million and by agreeing to begin accepting the payment card issued by one of Flying J’s affiliates.  As a result of this settlement, we were dismissed from the litigation on May 5, 2008.

On February 1, 2008, we commenced litigation against E(2) Investment Partners LLC, and related entities and individuals in the Delaware Court of Chancery.  On December 31, 2007, the defendants forwarded a letter to us proposing directors for election and other matters for consideration at our 2008 annual meeting of shareholders. On April 4, 2008, the Delaware Court of Chancery issued an order declaring the defendants’ notice breached our limited liability company agreement and was therefore invalid and of no force or effect. Accordingly, the defendants’ proposed nominations and other matters referred to in their notice will not be considered at TA’s 2008 annual meeting of shareholders.  In May 2008, the time within which these defendants might appeal the Chancery Court order passed without an appeal being commenced, and we began a second litigation against these defendants to recover the cost and expense we incurred as a result of their breach of our limited liability company agreement.

On February 1, 2008, Alan R. Kahn filed a purported derivative action in the Delaware Court of Chancery on behalf of TA against members of our board of directors, Hospitality Trust and Reit Management. This action alleges that our directors breached their fiduciary duties in connection with the Petro Acquisition and seeks an award of unspecified damages and reformation of our Petro Lease. This action also appears to allege that Reit Management and Hospitality Trust aided and abetted our directors.  Under our limited liability company agreement and agreements with Reit Management and Hospitality Trust, we may be liable to indemnify our directors, Hospitality Trust and Reit Management for liabilities, costs and expenses incurred by them in connection with this litigation. We believe this action is without merit and have moved to dismiss it.

Item 1A.  Risk Factors

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6. Exhibits

Exhibit 3.1

Composite Copy of Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1, filed on June 15, 2007, File No. 333-143814)

Exhibit 10.1

First Amendment to Lease Agreement dated May 12, 2008, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC, incorporated by reference to the Company’s Form 8-K filed May 13, 2008.

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

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS ‘‘BELIEVE’’, ‘‘EXPECT’’, ‘‘ANTICIPATE’’, ‘‘INTEND’’, ‘‘PLAN’’, ‘‘ESTIMATE’’ OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT ON FORM 10-Q THAT MAY NOT OCCUR INCLUDE:

•                  WE MAY BE UNABLE TO OPERATE SITES WE HAVE RECENTLY PURCHASED OR DEVELOPED AS PROFITABLE TRAVEL CENTERS;

•                  THE CAPITAL REQUIRED FOR OUR MAINTENANCE AND IMPROVEMENT PLANS MAY EXCEED OUR EXPECTATIONS AND MAY NOT INCREASE OUR SALES OR MARGINS;

•                  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE;

•                  THE LITIGATION BROUGHT BY FLYING J AND ITS AFFILIATES IS EXPECTED TO CONTINUE AGAINST DEFENDANTS OTHER THAN US.  DURING THE CONTINUATION OF THIS LITIGATION, WE MAY BE REQUIRED TO RESPOND TO DISCOVERY REQUESTS OR BECOME OTHERWISE INVOLVED IN THE CONTINUING LITIGATION. ACCORDINGLY, THE AGREEMENT REACHED WITH FLYING J MAY NOT END OUR INVOLVEMENT IN THIS LITIGATION AND WE MAY CONTINUE TO INCUR EXPENSES AND MANAGEMENT EFFORTS. THE AMOUNT OF OUR CONTINUING INVOLVEMENT IN THIS CONTINUING LITIGATION WILL DEPEND, IN LARGE PART, UPON ACTIONS TAKEN BY OTHER PARTIES CONTINUING IN THIS LITIGATION, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL;

•                  WE MAY BE UNABLE TO SETTLE OR PREVAIL IN THE PENDING LITIGATION MATTERS AND ANY SETTLEMENT OR ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS;

•                  CERTAIN STATEMENTS MAY IMPLY THAT OUR STAFF REDUCTIONS AND EXPENSE CONTROLS MAY CAUSE IMPROVED FINANCIAL RESULTS. IN FACT, FUTURE MARKET CONDITIONS IN THE TRUCKING INDUSTRY OR OTHERWISE MAY BE WORSE THAN WE NOW EXPECT, OUR COST CONTROL EFFORTS MAY NOT BE SUCCESSFULLY IMPLEMENTED AND OUR FINANCIAL RESULTS MAY NOT IMPROVE OR WE MAY EXPERIENCE MATERIAL AND CONTINUING LOSSES; AND

•                  WE HAVE UNDERTAKEN A REVIEW OF OUR EXPANSION AND DEVELOPMENT PLANS WHICH IS EXPECTED TO RESULT IN THE ELIMINATION OR DEFERRAL OF SOME OF THOSE PLANS; BUT, IN FACT, SOME OF THESE PLANS MAY NOT BE ELIMINATED OR DEFERRED.

CURRENTLY EXPECTED RESULTS COULD CHANGE BECAUSE OF VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. FOR EXAMPLE:

•                  THE CONTINUATION OF HISTORICALLY HIGH FUEL PRICES OR FURTHER INCREASES IN THE PRICE OF FUEL MAY INCREASE OUR WORKING CAPITAL REQUIREMENTS MATERIALLY OR CAUSE OUR CUSTOMERS TO REQUEST LOWER PRICES AND TO PURCHASE LESS OF OUR NON-FUEL PRODUCTS AND SERVICES; AND THESE EVENTS MAY REDUCE OUR PROFIT MARGINS FROM BOTH FUEL AND NON-FUEL SALES AND CAUSE US TO EXPERIENCE CONTINUING LOSSES.

•                  A CONTINUING SLOWING OR RECESSION IN THE U.S. ECONOMY GENERALLY MAY CAUSE OUR BUSINESS TO DECLINE MORE THAN WE CURRENTLY EXPECT;

•                  THE CONTINUATION OF HISTORICALLY HIGH FUEL PRICES OR FURTHER FUEL PRICE INCREASES MAY CAUSE SHIPPERS TO DIRECT FREIGHT TO TRANSPORT OTHER THAN TRUCKS; AND FUEL PRICE CHANGES MAY CAUSE OUR GROSS PROFIT MARGINS FOR OUR FUEL AND NONFUEL SALES TO DECLINE.

•                  A CONTINUING LESSENING IN THE VALUE OF THE U.S. DOLLAR COMPARED TO OTHER CURRENCIES MAY REDUCE THE IMPORTS OF GOODS INTO THE U.S. WHICH ARE TRANSPORTED BY TRUCK MORE THAN WE CURRENTLY EXPECT; AND

•                  DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN RESULT IN UNANTICIPATED RESULTS.  LITIGATION IS USUALLY EXPENSIVE AND DISTRACTING TO MANAGEMENT.  WE CAN PROVIDE NO ASSURANCE AS TO THE OUTCOME OF ANY OF THE LITIGATION MATTERS DESCRIBED IN THIS REPORT.

RESULTS WHICH DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS ALSO MAY BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS AS DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	Andrew J. Rebholz
May 13, 2008		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer