Form 10-Q
period 2008-06-30
TRAVELCENTERS OF AMERICA LLC
filed 2008-08-11
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of Common Shares outstanding at August 8, 2008: 14,504,185 common shares.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

June 30, 2008

INDEX

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2008, and December 31, 2007	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three months ended June 30, 2008, and the three months ended June 30, 2007 for TravelCenters of America LLC.	2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the six months ended June 30, 2008, and the five months ended June 30, 2007, for TravelCenters of America, LLC, and the one month ended January 31, 2007 for TravelCenters of America, Inc. (predecessor)	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2008, and the five months ended June 30, 2007 for TravelCenters of America LLC, and the one month ended January 31, 2007, for TravelCenters of America, Inc. (predecessor)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4T.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	32

	Warning Concerning Forward Looking Statements	33

SIGNATURE		35

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$106,347	$148,876
Restricted cash	—	4,801
Restricted investments	—	271,415
Accounts receivable (less allowance for doubtful accounts of $3,120 as of June 30, 2008 and $2,327 as of December 31, 2007)	169,424	110,555
Inventories	155,411	148,005
Leasehold improvement receivable	13,139	25,000
Other current assets	55,132	37,362
Total current assets	499,453	746,014

Property and equipment, net	420,740	397,266
Intangible assets, net	37,718	39,962
Leasehold improvement receivable	10,428	63,320
Other noncurrent assets	16,675	16,759

Total assets	$985,014	$1,263,321

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long term debt	$—	$262,866
Accounts payable	212,633	154,906
Other current liabilities	138,657	150,011
Total current liabilities	351,290	567,783
Other noncurrent liabilities	55,995	55,479
Capital lease obligations	104,779	105,859
Deferred rental allowance	91,376	94,760
Total liabilities	603,440	823,881

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 14,506,705 and 14,489,265 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	540,027	539,476
Accumulated other comprehensive income	1,068	1,272
Accumulated deficit	(159,521)	(101,308)
Total shareholders’ equity	381,574	439,440

Total liabilities and shareholders’ equity	$985,014	$1,263,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2008	2007

Revenues:
Fuel	$1,963,803	$1,222,286
Non-fuel	310,392	261,545
Rent and royalties	3,630	2,941
Total revenues	2,277,825	1,486,772

Cost of goods sold (excluding depreciation):
Fuel	1,903,502	1,181,476
Non-fuel	131,397	110,289
Total cost of goods sold (excluding depreciation)	2,034,899	1,291,765

Operating expenses:
Site level operating	159,403	125,512
Selling, general & administrative	23,289	25,278
Real estate rent	58,411	46,969
Depreciation and amortization	11,134	8,029
Total operating expenses, net	252,237	205,788

Loss from operations	(9,311)	(10,781)

Equity in income of joint venture	268	190
Interest income	2,109	3,822
Interest expense	(2,673)	(3,530)
Loss before income taxes	(9,607)	(10,299)
Provision (benefit) for income taxes	150	(3,960)
Net loss	(9,757)	(6,339)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments, (net of taxes of $(36) and $(222), respectively)	199	445
Comprehensive loss	$(9,558)	$(5,894)

Weighted average shares outstanding:
Basic and diluted	14,206	8,809

Basic and diluted loss per share	$(0.69)	$(0.72)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share data)

	Company		Predecessor
	Six Months	Five Months	One Month
	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	January 31, 2007
Revenues:
Fuel	$3,583,085	$1,818,429	$285,053
Non-fuel	595,445	400,269	66,795
Rent and royalties	7,160	4,428	834
Total revenues	4,185,690	2,223,126	352,682

Cost of goods sold (excluding depreciation):
Fuel	3,480,773	1,760,878	270,694
Non-fuel	249,539	166,523	27,478
Total cost of goods sold (excluding depreciation)	3,730,312	1,927,401	298,172

Operating expenses:
Site level operating	317,965	197,886	36,093
Selling, general & administrative	56,042	37,024	8,892
Real estate rent	116,093	74,259	931
Depreciation and amortization	22,071	13,357	5,786
Merger related	—	—	44,972
Total operating expenses, net	512,171	322,526	96,674

Loss from operations	(56,793)	(26,801)	(42,164)

Debt extinguishment expenses	—	—	(16,140)
Equity in income of joint venture	356	190	—
Interest income	5,309	5,117	1,131
Interest expense	(6,738)	(4,267)	(5,345)
Loss before income taxes	(57,866)	(25,761)	(62,518)
Provision (benefit) for income taxes	347	(9,804)	(40,470)
Net loss	(58,213)	(15,957)	(22,048)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments, (net of taxes of $70, $(273) and $(47), respectively)	(204)	567	(47)
Comprehensive loss	$(58,417)	$(15,390)	$(22,095)

Weighted average shares outstanding:
Basic and diluted	14,202	8,809	6,937

Basic and diluted loss per share	$(4.10)	$(1.81)	$(3.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Company		Predecessor
	Six Months	Five Months	One Month
	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	January 31, 2007

Cash flows from operating activities:
Net loss	$(58,213)	$(15,957)	$(22,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash rent expense	4,099	7,457	34
Cash received for leasehold improvements sold to Hospitality Trust	67,729	8,664	—
Share based compensation expense	550	—	4,268
Depreciation and amortization	22,071	13,357	5,786
Equity in income of joint venture	(356)	(190)	—
Amortization of debt premium	—	(1,077)	—
Amortization of deferred financing costs	119	—	267
Debt extinguishment expenses	—	—	16,140
Deferred income tax provision	—	(854)	(33,827)
Provision for doubtful accounts	726	262	50
Unrealized gain on restricted investments	—	(805)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(59,479)	(18,476)	9,112
Inventories	(7,422)	(11,540)	4,779
Other current assets	(17,768)	(20,401)	(10,452)
Accounts payable and other current accrued liabilities	66,745	12,574	59,966
Other, net	(5,917)	(4,986)	5,950
Net cash provided by (used in) operating activities	12,884	(31,972)	40,025

Cash flows from investing activities:
Acquisitions of businesses	—	(25,577)	—
Proceeds from asset sales	2,726	—	35
Proceeds from assets sold to Hospitality Trust	—	1,438	—
Capital expenditures	(62,913)	(39,328)	(7,176)
Net cash used in investing activities	(60,187)	(63,467)	(7,141)

Cash flows from financing activities:
Decrease in checks drawn in excess of bank balances	—	—	(8,170)
Long term debt repayments	—	—	(54)
Cash security for letters of credit refunded (deposited)	4,801	(36,360)	—
Net cash provided by (used in) financing activities	4,801	(36,360)	(8,224)

Effect of exchange rate changes on cash	(27)	(7)	(7)

Net increase (decrease) in cash	(42,529)	(131,806)	24,653

Cash and cash equivalents at the beginning of the period	148,876	245,010	55,297
Cash and cash equivalents at the end of the period	$106,347	$113,204	$79,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except for per share amounts)

1.                                      Basis of Presentation, Business Description and Organization

TravelCenters of America LLC, which we refer to as the Company, we, us and our, operates and franchises travel centers under the “TravelCenters of America,” “TA” and “Petro” brands primarily along the U.S. interstate highway system. Our customers include trucking fleets and their drivers, independent truck drivers and motorists.  Our travel centers are typically 20 to 25 acre sites and provide our customers with diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel and convenience stores and various other driver services. We also collect rents and franchise royalties from our franchisees.

The accompanying condensed consolidated financial statements are unaudited. The unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements. Therefore, the disclosures do not include all the information necessary for complete financial statements in accordance with GAAP.  These unaudited interim financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

At June 30, 2008, our business included 236 travel centers in 41 states and in Canada, 167 of which were operated under the “Travel Centers of America” or “TA” brand names and 69 that were operated under the “Petro” brand name. We operated 189 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 47 of these travel centers including 10 travel centers which our franchisees sublease from us and 37 travel centers which our franchisees own or lease from other lessors.

We were formed as a Delaware limited liability company on October 10, 2006. Our initial capitalization of one dollar was provided by Hospitality Properties Trust, or Hospitality Trust, on our formation date. Until January 31, 2007, we were a wholly owned, indirect subsidiary of Hospitality Trust that conducted no business activities.  On January 31, 2007, Hospitality Trust acquired Travel Centers of America, Inc., our predecessor, through a merger of a subsidiary of ours with and into TravelCenters of America, Inc., restructured the business of our predecessor and distributed our then outstanding shares to Hospitality Trust shareholders in a spin off transaction.  The principal effects of the restructuring were that (i) our predecessor became our 100% owned subsidiary, (ii) subsidiaries of Hospitality Trust that we do not own became owners of the real estate at substantially all of the travel centers and certain other assets previously owned by our predecessor, (iii) we entered a lease for that real estate and those other assets with Hospitality Trust, which we refer to as the TA Lease, and (iv) all of the outstanding indebtedness of our predecessor was repaid in full.  We refer to these January 31, 2007 events as the HPT Transaction (see Note 3). We retained the balance of the assets previously owned by our predecessor and continued their operations.  We sometimes refer to Hospitality Trust and the subsidiaries of Hospitality Trust from which we lease properties collectively as Hospitality Trust.

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

2.                                      Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, or FAS 157. FAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. FAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued Staff Position 157-2 which delayed the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except for per share amounts)

value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008.  The Company adopted FAS 157 effective January 1, 2008 for its financial assets and liabilities and this adoption did not have a material effect on the consolidated financial statements.  The Company does not believe that the adoption , effective January 1, 2009, of FAS 157 for its non-financial assets and liabilities will have a material effect on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, or FAS 141(R).  FAS 141(R) establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired in a business combination.  FAS 141(R) is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the effect that adopting FAS 141(R) will have on our consolidated financial statements.

3.                                      HPT Transaction and Petro Acquisition

On January 31, 2007, the HPT Transaction was consummated and we entered the TA Lease.  On May 30, 2007, we consummated the Petro Acquisition and entered the Petro Lease.  Significant differences exist between our statement of operations and comprehensive income (loss) and that of our predecessor.

The following unaudited pro forma information presents our results of operations for the 2007 periods as if both the HPT Transaction and the Petro Acquisition had occurred on January 1, 2007:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Total revenues	$1,856,708	$3,450,135
Net loss	$(21,961)	$(76,607)
Loss per common share	$(2.49)	$(8.90)

These pro forma results of operations are presented for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the HPT Transaction and the Petro Acquisition occurred at the beginning of the period presented, or that may result in the future.  The pro forma results for the six months ended June 30, 2007 include $66,554 of merger related expenses, $16,662 of debt extinguishment expenses and $4,268 of share based compensation expense, each incurred by our predecessor or Petro as a result of the HPT Transaction or our Petro Acquisition, and $8,369 of expenses related to employee retention and separation payments.  The pro forma results for the three months ended June 30, 2007 include $21,582 of merger related expenses and $522 of debt extinguishment expenses incurred by Petro as a result of our Petro Acquisition, and $6,449 of expenses related to employee retention and separation payments.  We do not include motor fuel taxes in our fuel revenues and fuel cost of sales; however prior to the Petro Acquisition, Petro included motor fuel taxes in their fuel revenues and fuel cost of sales.  For purposes of the pro forma presentation provided above, these amounts, for periods prior to May 30, 2007, have not been removed from Petro’s reported revenues prior to the Petro Acquisition.  For the three months ended June 30, 2007, the total revenues presented above include $52,161 of motor fuel taxes that were also included in fuel cost of sales.  For the six months ended June 30, 2007, the total revenues presented above include $130,240 of motor fuel taxes that were also included in fuel cost of sales.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except for per share amounts)

4.                                      Earnings Per Share

As of the date of the HPT Transaction and continuing through June 30, 2008 we did not have any share options or warrants outstanding.  Shares granted under our equity incentive plan are included in our basic and fully diluted weighted average share counts except to the extent of unvested shares, which would have had an anti-dilutive effect on loss per share for the periods ended June 30, 2008.  The assumed exercise of our predecessor’s stock options and warrants, all of which were cancelled in connection with the HPT Transaction, would have had an anti-dilutive effect on loss per share for the one month period ended January 31, 2007.

5.                                      Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2008	2007

Non-fuel merchandise	$110,754	$105,222
Petroleum products	44,657	42,783
Total inventories	$155,411	$148,005

6.                                      Restricted Investments and Current Maturities of Long Term Debt

The 9% Notes.  Simultaneously with the Petro Acquisition, we and Hospitality Trust made arrangements to call Petro’s 9% Senior Secured Notes due 2012, which we refer to as the 9% Notes, by depositing with the trustee for the 9% Notes U.S. Treasury obligations sufficient to effect a covenant defeasance, to pay all of the interest due on the 9% Notes until the redemption date and to pay the full amount of the 9% Notes, including the redemption premium, on the redemption date of February 15, 2008. On December 31, 2007, $250,000 in principal amount of the 9% Notes was outstanding.  The 9% Notes were our obligations and remained so until the redemption date, and are included on our balance sheet as of December 31, 2007, at their estimated fair value, which includes the redemption premium.  On February 15, 2008, we paid the 9% Notes, the redemption premium and accrued interest using funds from the restricted investments that had been held by the trustee for that purpose.

Revolving Credit Facility.  We have a $100,000 revolving credit agreement, or credit facility, under which a maximum of $100,000 may be drawn, repaid and redrawn until maturity in November 2012. The maximum amount is subject to limits based on qualified collateral. The credit facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Credit facility borrowings bear interest at LIBOR plus a spread (currently 100 basis points, subject to adjustment based upon facility availability, utilization and other requirements), and are secured principally by our accounts receivable and inventory.  On July 8, 2008, we entered an amendment to the credit facility to add certain previously excluded receivables and inventory as qualified collateral, subject to completion of lender due diligence.

The credit facility requires maintenance of collateral, limits the incurrence of debt and liens, restricts the making of certain investments and the payment of dividends and other distributions, requires a minimum fixed charge ratio under certain circumstances and has other customary covenants, events of default and other provisions. The credit facility provides for acceleration of principal and interest payments upon an event of default. Events of default include, but are not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the credit facility, and our default of the lease agreements with Hospitality Trust or our management and shared services agreement with Reit Management & Research LLC, or Reit Management.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except for per share amounts)

At December 31, 2007 and June 30, 2008, there were no amounts outstanding under our revolving credit facility, but at June 30, 2008, we had issued $69,442 of letters of credit under this facility, which we caused to be issued to secure certain purchases, insurance, fuel tax and other trade obligations.

7.                                      Shareholders’ Equity and Equity Incentive Plans

On January 31, 2007, as part of the HPT Transaction, Hospitality Trust distributed 8,808,575 of our common shares to its shareholders in a spin off transaction.  In July and August 2007 we issued an additional 5,335,090 of our common shares in a public offering.

Equity Incentive Plans.  An aggregate of 2,000,000 of our common shares are reserved for issuance under the terms of our 2007 Equity Compensation Plan, or the Plan.  During the six months ended June 30, 2008, 25,000 shares were awarded under the Plan.  These shares were valued at $56, based upon the closing price of our shares on the American Stock Exchange on the date of the grant.  As of June 30, 2008, 1,636,960 shares remained available for issuance under our Plan.  We recognized $349 and $550 of noncash share based compensation expense for the three and six month periods ended June 30, 2008, respectively, and recognized no such expense during the five months ended June 30, 2007.

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

8.                                      Related Party Transactions

One of our Managing Directors, Barry Portnoy, is a managing trustee of Hospitality Trust and the Chairman and majority owner of Reit Management.  Our other Managing Director and President and our Treasurer and Chief Financial Officer are also senior vice presidents of Reit Management.  In addition to providing services to us, Reit Management also provides services to Hospitality Trust.  For these reasons, we consider Hospitality Trust and Reit Management to be related parties.  For a more complete description of the relationships among us, Hospitality Trust and Reit Management, please review the contracts among these parties which are publicly available as exhibits to our public filings with the Securities and Exchange Commission, or the SEC, and are accessible at the SEC website, www.sec.gov, and also see our descriptions of these relationships in our Proxy Statement for our 2008 Annual Meeting of Shareholders and the description of the risks which may arise from these relationships in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, both of which documents are also accessible on the SEC website.

We were formerly a 100% subsidiary of Hospitality Trust and Hospitality Trust is our principal landlord.  During 2007 we completed both the HPT Transaction and the Petro Acquisition together with Hospitality Trust.  Under these leases we are required to pay the following rent amounts: (i) minimum amounts of rent to Hospitality Trust specified in the leases, (ii) additional rent to Hospitality Trust in connection with certain sales to Hospitality Trust of qualifying improvements at sites leased from Hospitality Trust, and (iii) the underlying ground lease payments at those sites subleased to us by Hospitality Trust, which ground lease payments we pay directly to the party from whom Hospitality Trust leases the site.  In certain cases Hospitality Trust has exercised purchase options or otherwise acquired the leased properties that had previously been subleased to us and we now pay the related ground lease rents to Hospitality Trust.  On May 12, 2008, we and Hospitality Trust amended the TA Lease.  Under the TA Lease, we can sell to Hospitality Trust certain capital improvements we make to properties owned by Hospitality Trust with no increase in our rent payable to Hospitality Trust.  These sales were limited to $125,000 but no more than $25,000 in any one year.  This lease amendment permits us to sell to Hospitality Trust qualified improvements which we have made or may make to the travel centers leased from Hospitality Trust under the TA Lease on an expedited basis.  In the event that we elect to sell these capital improvements before the time contractually permitted by the original lease terms, Hospitality Trust’s purchase commitment amount is discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease.  During the six month period ended June 30, 2008, we sold leasehold improvements to Hospitality Trust for total cash proceeds of $67,729, all of which occurred during the three months ended June 30, 2008.  Taking into account the discount for the early receipt of certain of these proceeds, at June 30, 2008 the remaining amount of the leasehold improvements saleable to Hospitality Trust with no increase in our rent was $28,203.  The following table summarizes the various amounts related to our leases with Hospitality Trust that are reflected in our operating results:

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except for per share amounts)

	Three Months Ended		Six Months Ended	Five Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Minimum TA Lease base rent cash payments	$39,250	$38,375	$77,917	$63,958
Minimum Petro Lease base rent cash payments	15,556	5,526	31,112	5,526
Rent for improvements sold to Hospitality Trust	31	10	61	10
Rent for ground leases acquired by Hospitality Trust	1,917	512	2,945	747
Total rent payments to Hospitality Trust	56,754	44,423	112,035	70,241
Required straight line rent adjustments	3,424	4,295	7,140	7,165
Less capital lease obligation amortization (TA Lease)	(540)	(320)	(1,080)	(800)
Less amount recognized as interest (TA Lease)	(2,342)	(2,401)	(4,684)	(4,003)
Less deferred rental allowance amortization (TA Lease)	(1,692)	(1,692)	(3,385)	(2,820)
Rent to Hospitality Trust recognized as rent expense	$55,604	$44,305	$110,026	$69,783

The other current liabilities balance in our consolidated balance sheets at June 30, 2008 and December 31, 2007, included $18,281 and $17,987, respectively, for rent due to Hospitality Trust.

On August 11, 2008 we entered a rent deferral agreement with Hospitality Trust.  See Note 11 for a description of this agreement.

We are party to a management and shared services agreement with Reit Management. Reit Management oversees and assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of all our daily business activities, including legal matters, human resources, insurance programs, management information systems and the like. For these services, we pay Reit Management a fee equal to 0.6% of our fuel gross margin and 0.6% of our total non-fuel revenues. The fee is payable monthly based upon the prior month’s margin or revenues, as applicable. In connection with the payments made to Reit Management under the management and shared services agreement, for the three months ended June 30, 2008 and 2007, we recognized expense of $2,196 and $1,775, respectively, and for the six and five months ended June 30, 2008 and 2007 we recognized expense of $4,153 and $2,709, respectively.

We have a minority joint venture interest in Petro Travel Plaza LLC, which owns one travel center that we operate under a management agreement and a parcel of land upon which Petro Travel Plaza LLC is developing a new travel center that we expect to operate.  This investment is accounted for under the equity method.  Included in our results for the three and six month periods ended June 30, 2008 was management and accounting fee income of $95 and $190, respectively, earned from our management of this joint venture.  At June 30, 2008 we had a net payable to Petro Travel Plaza LLC of $2,246.

9.                                      Commitments and Contingencies

Guarantees

In the normal course of our business we periodically enter into agreements that contain guarantees or indemnification provisions. While the maximum amount to which we may be exposed under such agreements cannot be estimated, we do not believe that any potential guaranty or indemnification will have a material adverse effect on our consolidated financial position or results of operations.

We offer a warranty of our workmanship in our truck repair shops, but we believe the annual warranty expense and corresponding liability are not material to us.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except for per share amounts)

Environmental Matters

Our operations and properties are extensively regulated by environmental laws that (i) regulate our operations that may have adverse environmental effects, such as potentially hazardous discharges to air, soil and water, (ii) regulate our management of petroleum products and other potentially hazardous substances, and (iii) impose liability for the costs of cleaning up sites affected by, and for damages resulting from, disposal or other releases of hazardous substances. We use underground and above ground storage tanks to store petroleum products and waste at our travel centers; and we must comply with requirements of environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, contaminant release reporting, financial assurance and corrective action in the event of a release from a storage tank into the environment.  We regularly conduct investigatory and/or remedial actions with respect to releases of hazardous substances at a number of our sites. We regularly receive notices of alleged violations of environmental laws at travel centers.

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

At June 30, 2008, we had an accrued liability for environmental matters of $10,841, as well as a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, resulting in an estimated net amount of $4,057 to be funded by us in the future.  While it is not possible to quantify with certainty our environmental exposure, in our opinion, based upon the information now known to us, our potential liability for clean up and remediation in excess of the accrual we have recorded will not have a material adverse effect on our financial condition, results of operations or cash flows.

While the costs of our environmental compliance in the past have not had, and we do not believe such costs will have, a material adverse impact on us, it is impossible to predict the ultimate effect that changing circumstances and changing environmental laws may have on us in the future. We cannot be certain that additional contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future. If additional environmental matters arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, and such costs could have a material adverse effect on us.

Pending Litigation

In February 2006 a subsidiary of our predecessor and Pilot Travel Centers, LLC, a competitor of ours, were sued by Flying J, Inc., another one of our competitors, and its affiliates in the U.S. District Court for the District of Utah.  In essence the lawsuit claims that we, Pilot and others participated in an unlawful concerted antitrust action to refuse to accept a payment card issued by a Flying J affiliate.  Flying J and its affiliates sought damages in amounts to be determined at trial and other relief.  In April 2008 we settled this litigation for $5,000 and by agreeing to begin accepting the payment card issued by Flying J’s affiliate.  As a result of this settlement, we were dismissed from the litigation on May 5, 2008.  The expense related to this settlement was recognized in the first quarter of 2008 in our selling, general and administrative expenses.

In May 2007 we terminated a contract with Simons Petroleum, Inc., or Simons, a fuel marketer, that had been entered by our predecessor.  This contract permitted Simons to market fuel to trucking companies and distribute that fuel through our TA branded locations in exchange for paying low pumping fees to us.  The termination was made at our option as provided in the contract and required an 18 month wind down period during which Simons may continue to market and distribute fuel through our locations.  A dispute arose between us and Simons regarding the proper conduct of the parties during the wind down period.  After settlement negotiations were conducted, we and Simons participated in a mediation, which failed to produce a settlement.  In February 2008, we and Simons participated in a binding arbitration, under the auspices of the American Arbitration Association, or AAA.  During the arbitration, Simons claimed damages in excess of $10,000 and sought a ruling allowing Simons greater flexibility to continue to sell and deliver fuel through our locations, while we claimed damages in excess of $6,000 and sought to clarify the limits of Simons’s rights during the wind down period.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except for per share amounts)

On March 14, 2008, we received the AAA ruling, which ordered us to pay Simons $900 and to accept new customers, if any, presented to us by Simons until November 7, 2008.  We recognized the expense of $900 related to the AAA ruling in the fourth quarter of 2007 and paid this amount in April 2008.

On February 1, 2008, we commenced litigation against E2 Investment Partners LLC and related entities and individuals in the Delaware Court of Chancery.  On December 31, 2007, these defendants forwarded a letter to us proposing directors and other matters for consideration at our 2008 annual meeting of shareholders.  We sought a court order declaring that the defendants did not comply with our limited liability company agreement and that therefore the defendants’ notice was invalid and their proposed nominees and other matters were not properly presented for consideration at our 2008 annual meeting.  On April 4, 2008, the Delaware Court of Chancery issued an order declaring that the defendants’ notice breached our limited liability company agreement and was therefore invalid and of no force or effect.  On May 8, 2008, we commenced further litigation against the same defendants in the Delaware Court of Chancery to collect our costs and expenses arising from the defendants’ breach of our LLC agreement.  On July 2, 2008, the defendants filed an answer to our complaint and generally denied liability.  This lawsuit is proceeding.  We do not know what amounts, if any, will ultimately be collected by us.

On February 1, 2008, Alan R. Kahn filed a purported derivative action in the Delaware Court of Chancery on behalf of TA against members of our board of directors, Hospitality Trust and Reit Management. This action alleges that our directors breached their fiduciary duties in connection with the Petro Acquisition and seeks an award of unspecified damages and reformation of our Petro Lease. This action also appears to allege that Reit Management and Hospitality Trust aided and abetted our directors.  Under our limited liability company agreement and agreements with Reit Management and Hospitality Trust, we are liable to indemnify our directors, Hospitality Trust and Reit Management for liabilities, costs and expenses incurred by them in connection with this litigation.  On May 6, 2008, we moved to dismiss this complaint.  On June 20, 2008 the plaintiff filed an amended complaint making additional allegations regarding the members of our board of directors and withdrawing his request for reformation of the Petro Lease.  On July 2, 2008, we moved to dismiss the amended complaint.  We believe plaintiff’s allegations are without merit.

Beginning in mid December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and subsidiaries, in United States District courts in over 20 states. Major petroleum companies and significant retailers in the industry have been named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale.   One theory alleges that the plaintiffs purchased smaller quantities of motor fuel than the amount for which we and other defendants charged them because the defendants measured the amount of motor fuel delivered by volume of gallons which, at higher temperatures, contain less energy.  These “temperature cases” seek, among other relief, an order requiring the defendants to install temperature correcting equipment on their retail motor fuel dispensing devices, damages, and attorneys’ fees.   A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by the federal and various state governments from suppliers and wholesalers, who are reimbursed in the amount of the tax by us and other retailers before the fuel is sold to consumers.  These “tax cases” allege that when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap an excess profit because the customers pay more tax than the retailer paid. These “tax” cases seek, among other relief, recovery of excess taxes paid and punitive damages.  We believe that there are substantial factual and legal defenses to the theories alleged in these cases.  The cases have been consolidated into one court pursuant to multi-district litigation procedures; and, because discovery has only recently commenced, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

In November 2006 Great American Insurance Company of New York and Novartis Pharmaceuticals Corporation, or Novartis, filed a complaint against our predecessor and an unrelated party Prime, Inc., or Prime, in connection with the alleged theft of a tractor trailer operated by Prime which contained Novartis pharmaceutical products.  The alleged theft occurred at our Bloomsbury, New Jersey travel center.  Novartis seeks damages up to or exceeding $30,000 together with interest and costs, attorneys’ fees and disbursements.  On January 5, 2007, our predecessor answered Novartis’ complaint and asserted a cross claim for contribution and indemnification against Prime.  We believe that there are substantial defenses to these claims and that any liability arising from this matter may be covered by one or more of our existing insurance policies or by Prime.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except for per share amounts)

On July 10, 2008, Riverside County, California filed litigation against us in the Superior Court of California, Riverside County, seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to our predecessor’s management of underground storage tanks.  A second California county, Tehama County, commenced litigation against our predecessor in March 2005 in the Superior Court of California, Tehama County, seeking civil penalties and injunctive relief arising out of a fuel spill which occurred in December 2003.  We have been involved in negotiations with these two California counties and two other California counties, San Bernardino County and Shasta County, concerning alleged past violations of various state laws and regulations relating to the management of underground storage tanks in an effort to resolve pending and threatened claims.  Although we believe that the judgments or settlements which may result from these litigations and negotiations are unlikely to be material, California’s environmental laws provide for the possible assessment of large civil penalties for various violations, including some violations which do not result in environmental harm or continuing environmental risks.  In addition, only a portion of the claims being asserted by these California counties are likely to be covered under our environmental insurance policies with our insurers.  Accordingly, these litigations and negotiations may result in our obligation to pay material amounts.

We are involved from time to time in various other legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. However, except for the litigation described above, we believe that we are not now involved in any litigation which, individually or in the aggregate, would have a material adverse affect on our business, financial condition, results of operations or cash flows.

10.                               Income Taxes

The provisions (benefits) for income taxes included in our current and historical financial statements were as follows:

	Company				Predecessor
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	January 31, 2007

Current tax provision (benefit):
Federal	$—	$(4,870)	$—	$(7,470)	$(6,750)
State	150	(923)	347	(1,480)	107
Foreign	—	—	—	—	—
	150	(5,793)	347	(8,950)	(6,643)

Deferred tax provision (benefit):
Federal	(4,816)	1,468	(20,025)	(970)	(31,380)
State	(559)	365	(2,373)	116	(2,432)
Foreign	(27)	—	(79)	—	(15)
	(5,402)	1,833	(22,477)	(854)	(33,827)

Total tax provision (benefit):	(5,252)	(3,960)	(22,130)	(9,804)	(40,470)
Change in valuation allowance	5,402	—	22,477	—	—

Net tax provision (benefit)	$150	$(3,960)	$347	$(9,804)	$(40,470)

Because of our short history and operating losses we do not currently recognize the benefit of any of our deferred tax assets, including tax loss carry forwards, that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized. If we later believe it is more likely than not we will recover some or all of our deferred tax assets, we will record an appropriate amount of these assets as an income tax benefit in our consolidated statement of operations at that time.  As of December 31, 2007, our federal net operating loss carryforward was approximately $37,200. Our net operating loss carryforwards will begin to expire in 2028.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except for per share amounts)

Our effective tax rates for the three and six month periods ended June 30, 2008 were a provision of 1.0% and 0.6%, respectively, which differed from the statutory rate primarily due to recognition of a valuation allowance against our net deferred tax assets and to state income taxes net of the federal tax effect.  Our effective tax rate for the three and five month periods ended June 30, 2007 and our predecessor’s effective tax rate for the one month ended January 31, 2007 were benefits of 38.4%, 38.1% and 64.7%, respectively.  Our tax rate for the three and five month periods ended June 30, 2007, differed from the statutory rate primarily due to state income taxes, net of the federal tax effect.  Our predecessor’s tax rate for the one month ended January 31, 2007 differed from the statutory rate primarily due to deductibility for tax purposes of expenses related to stock options that were not expensed for financial reporting purposes, partially offset by certain merger related expenses recognized in the financial statements which were not deductible for income tax purposes.

11.                               Subsequent Event

On August 11, 2008, we entered a rent deferral agreement with Hospitality Trust.  Significant terms of this agreement include:

(i)

We currently lease 185 travel centers from Hospitality Trust under two leases for combined rent of $18,781 per month. This rent amount periodically increases pursuant to formulas in the leases. We will have the option to defer our monthly rent payments to Hospitality Trust by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010.

(ii)	We will not be obligated to pay cash interest on the deferred rent through December 31, 2009.
(iii)

We will issue 1,540,000 of our common shares to Hospitality Trust (approximately 9.6% of our shares outstanding after this new issuance). In the event we do not defer our monthly payments for the full permitted amounts through December 31, 2009, the pro-rata amount of our shares issued to Hospitality Trust may be repurchased by us for nominal consideration.

(iv)

In the event that any rents which have been deferred remain unpaid or additional rent amounts are deferred after December 31, 2009, interest on all such amounts will be payable to Hospitality Trust monthly at the rate of 12% per annum, beginning January 1, 2010.

(v)

No such rent deferrals are permitted for rent periods after December 31, 2010.  Any deferred rent (and interest thereon) not paid will be due to Hospitality Trust on July 1, 2011.  Any deferred amounts (and interest) may be prepaid at any time.

(vi)

This deferral agreement also includes a prohibition on share repurchases and dividends by us while any deferred rent remains unpaid and has change of control covenants so that amounts deferred will be payable to Hospitality Trust in the event we experience a change of control while deferred rent is unpaid.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed in October 2006 as a Delaware limited liability company. We were formed as a wholly owned subsidiary of Hospitality Trust to succeed to the operating business of our predecessor, which Hospitality Trust acquired on January 31, 2007. Until January 31, 2007, we operated as a shell company subsidiary of Hospitality Trust. Because of the HPT Transaction and the Petro Acquisition described in Note 1 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe our 2007 historical financial information may not be an appropriate basis for comparison with our current or future financial position, results of operations or cash flows. You should read the following discussion in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our fuel costs are subject to potentially material changes as a result of the market prices of diesel fuel and gasoline, as well as the availability of these products. These factors are subject to the worldwide petroleum products supply chain, which historically has incurred shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment. Over the past few years there has been a significant increase in the cost of diesel fuel and gasoline; first, as crude oil demand increased during the previous economic recovery in the United States and events such as Hurricane Katrina affected the supply system; then as economic growth in certain developing economies, such as China and India, increased demand for petroleum products; and, more recently, as the world value of the U.S. dollar has declined and as speculation in the price of these commodities has increased. We expect that, although most of these significant increases in our costs for these products can largely be passed on to our customers over time, these increased prices can result in negative effects on our sales and profitability and material increases in our working capital requirements. We expect that petroleum products markets will continue to be volatile during the next 12 months.

Sumnmary of Travel Center Site Counts

The changes in the number of our sites (company operated, franchisee leased and operated or franchisee owned and operated) are significant factors that influenced the changes in our results of operations. The following table summarizes the changes in the composition of our business from December 31, 2006 through June 30, 2008:

			Franchisee
			Owned
	Company	Franchisee	and
	Operated	Operated	Operated	Total
Number of travel centers at December 31, 2006	140	10	13	163

January - June 2007 Activity:
Acquisition of franchise travel center	1	—	(1)	—
Petro acquisition	45	—	24	69
New travel center	1	—	—	1
Number of travel centers at June 30, 2007	187	10	36	233

July - December 2007 Activity:
New travel centers	3	—	1	4
Closed travel center	(1)	—	—	(1)
Number of travel centers at December 31, 2007	189	10	37	236

January – June 2008 Activity:
No activity	—	—	—	—
Number of travel centers at June 30, 2008	189	10	37	236

Relevance of Fuel Revenues

Due to volatile pricing of fuel products and our pricing arrangements with fuel customers, we believe that fuel revenue is not a reliable metric for analyzing our results of operations or our predecessor’s results from period to period. As a result solely of changes in fuel prices, our fuel revenue may increase or decrease significantly versus our or our predecessor’s historical results of operations, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in gross margin per gallon. We consider fuel volumes and gross margin to be better measures of comparative performance than fuel revenues.

Results of Operations

Three months ended June 30, 2008 compared to June 30, 2007

The following table summarizes our results for the three month periods ended June 30, 2008 and 2007.  Due to the Petro Acquisition on May 30, 2007, the results for the 2007 period may not be an appropriate basis for comparison to our current year results.  The results shown for the 2007 period include the results from Petro beginning on May 30, 2007 and do not include pro forma adjustments.

	Three Months Ended June 30,		$	%
(dollars in millions)	2008	2007	Change	Change

Revenues:
Fuel	$1,963.8	$1,222.3	$741.5	60.7%
Non-fuel	310.4	261.6	48.8	18.7%
Rent and royalties	3.6	2.9	0.7	23.4%
Total revenues	2,277.8	1,486.8	791.0	53.2%

Cost of goods sold (excluding depreciation):
Fuel	1,903.5	1,181.5	722.0	61.1%
Non-fuel	131.4	110.3	21.1	19.1%
Total cost of goods sold (excluding depreciation)	2,034.9	1,291.8	743.1	57.5%

Operating expenses:
Site level operating expenses	159.4	125.5	33.9	27.0%
Selling, general & administrative expense	23.3	25.3	(2.0)	-7.9%
Real estate rent	58.4	47.0	11.4	24.4%
Depreciation and amortization expense	11.1	8.0	3.1	38.7%
Total operating expenses	252.2	205.8	46.4	22.6%

Loss from operations	(9.3)	(10.8)	1.5	-13.6%
Equity income in joint venture	0.3	0.2	0.1	41.1%
Interest income	2.1	3.8	(1.7)	-44.8%
Interest expense	(2.7)	(3.5)	0.8	-24.3%
Loss before income taxes	(9.6)	(10.3)	0.7	6.7%
Provision (benefit) for income taxes	0.2	(4.0)	4.2	-103.8%
Net loss	$(9.8)	$(6.3)	$(3.5)	53.9%

Same Site Comparisons. A travel center is included in the following same site comparisons if it was continuously operated by us, or the prior owner of the Petro sites from April 1, 2007 through June 30, 2008 or, in the case of rent revenues and royalty revenues, by a franchisee of ours or the prior owner of Petro for that same period. Travel centers are not excluded from the same site comparisons as a result of expansions in their size or in the services offered.

	Three Months Ended June 30,			%
(gallons and dollars in millions)	2008	2007	Change	Change

Number of company operated travel centers	184	184	—	—

Diesel sales volume (gallons) (1)	452.5	540.4	(87.9)	-16.3%
Gasoline sales volume (gallons) (1)	56.5	68.0	(11.5)	-16.9%
Fuel margin(1)	$60.7	$53.0	$7.7	14.5%
Total nonfuel revenues (1)	$307.0	$319.3	$(12.3)	-3.8%
Operating expenses (1), (2)	$154.8	$156.2	$(1.4)	-0.9%

Number of franchisee operated travel centers	46	46	—	—
Rent and royalty revenues	$3.6	$3.8	$(0.2)	-5.3%

(1)                   Includes fuel volume, fuel margin, revenues and expenses of company operated travel centers only.

(2)                   Excludes real estate rent expense, Petro integration expenses, legal settlement expense and previously deferred maintenance costs which were expensed under GAAP.

Revenues. Revenues for the three month period ended June 30, 2008, were $2,277.8 million, which represented an increase from the quarter ended June 30, 2007, of $791.0 million, or 53.2%, that is primarily attributable to the Petro Acquisition and increases in fuel sales prices.

Fuel revenue for the quarter ended June 30, 2008, increased by $741.5 million, or 60.7%, as compared to the same period in 2007. This increase was principally the result of sites added in 2007, including the Petro sites, and increases in fuel sales prices.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons Sold	Gallons Sold	Fuel
(gallons and dollars in millions)	Diesel Fuel	Gasoline	Revenues

Results for three months ended June 30, 2007	469.4	57.7	$1,222.3

Increase due to petroleum products price changes	—	—	704.0
Decrease due to TA same site volume changes	(54.5)	(10.1)	(146.5)
Increase due to Petro sites added	71.2	7.0	212.7
Increase due to other net company operated sites added since January 1, 2007	5.3	2.6	17.9
Increase (decrease) due to wholesale fuel business sales volume variations	(20.0)	(0.5)	(46.6)
Net increase (decrease) from prior year period	2.0	(1.0)	741.5

Results for three months ended June 30, 2008	471.4	56.7	$1,963.8

On a same site basis for our company operated TA and Petro sites, diesel fuel sales volume decreased by 87.9 million gallons, or 16.3%, and gasoline sales volume decreased by 11.5 million gallons, or 16.9% during the three months ended June 30, 2008 compared to the same period in 2007.  We believe the same site diesel fuel sales volume decrease resulted primarily from a decline in trucking activity that was largely attributable to the slowing of economic activity in the U.S., particularly the declines in the shipments of durable goods, including new home building supplies, as well as a decline in imports into the U.S. that are transported by truck, combined with the high cost of fuel negatively affecting the demands for fuel during the 2008 periods as compared to the 2007 periods. We believe the same site gasoline sales volume decrease resulted primarily from the high cost of fuel to consumers and the general condition of the U.S. economy.  Some of our diesel and gasoline fuel volume declines experienced in the 2008 period may also be the result of our strategic fuel pricing decision to not compete for lower margin fuel business.

Nonfuel revenues for the three months ended June 30, 2008 were $310.4 million, an increase of $48.8 million, or 18.7%, as compared to the same period in 2007. Of this increase, $46.5 million related to the company operated sites added in the Petro Acquisition on May 30, 2007 and $5.5 million from other sites added in 2007. The remainder of the change between years is related to the decline in sales at those sites we operated during both periods, partially offset by our pricing increases.  Nonfuel revenues were 13.6% of total revenues for the quarter ended June 30, 2008, as compared to 17.6% for the same period in 2007.

On a same site basis for our company operated TA and Petro sites, nonfuel revenues decreased by $12.3 million, or 3.8% during the three months ended June 30, 2008 compared to the same period in 2007.  We believe the same site nonfuel revenue decrease reflects decreased customer traffic in our travel centers as a result of the factors affecting our fuel sales volumes, which decline was somewhat offset by increases in our truck repair shop revenues and the attractiveness of our other nonfuel products and services to customers who may not purchase fuel.

Rent and royalty revenues for the three months ended June 30, 2008 were $3.6 million, an increase of $0.7 million, or 23.4%, as compared to the same period in 2007. This increase was primarily the result of a $0.8 million increase between quarters in royalty revenues as a result of the 24 Petro franchisee sites added on May 30, 2007.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended June 30, 2008, was $2,034.9 million, an increase of $743.1 million, or 57.5%, as compared to the same period in 2007, which was primarily attributable to the cost of goods sold at the Petro locations acquired on May 30, 2007, and increased fuel costs.  Fuel cost of goods sold for the quarter ended June 30, 2008 of $1,903.5 million increased by $722.0 million, or 61.1%, of which $205.9 million related to the company operated sites added in the Petro Acquisition on May 30, 2007.  The increase in fuel cost of goods sold for the quarter ended June 30, 2008 as compared to the same period in 2007 also resulted from commodity price increases partially offset by the fuel sales volumes decreases described above.

Nonfuel cost of goods sold for the three months ended June 30, 2008 was $131.4 million, an increase of $21.1 million, or 19.1%, as compared to the same period in 2007, of which $21.2 million related to the company operated sites added in the Petro Acquisition on May 30, 2007.  Nonfuel cost of goods sold also decreased due to same site nonfuel sales decreases noted above, offset by increases in product unit costs and from sites added in 2007.

Site level operating expenses. Site level operating expenses for the three months ended June 30, 2008, were $159.4 million, an increase of $33.9 million, or 27.0%, as compared to the same period in 2007. This increase primarily resulted from $25.3 million in site level operating expenses related to the company operated sites added in the Petro Acquisition on May 30, 2007 and $2.8 million from the other company operated locations added in 2007.

On a same site basis for our company operated TA and Petro sites, site level operating expenses decreased by $1.4 million, or 0.9% in the three months ended June 30, 2008 compared to the same period in 2007.  This decrease in site level operating expenses on a same site basis was primarily the result of decreases in labor and related benefits and payroll tax costs as a result of our March 2008 workforce reduction, other labor control initiatives and the lower sales volumes we realized during the quarter.  These savings were partially offset by increases in other operating expenses that are not as directly related to our volume of business, primarily utilities, real estate and other taxes not based on income, payment card transaction fees and our vehicle fuel expenses.  On a same site basis, site level operating expenses as a percentage of nonfuel revenues for the quarter ended June 30, 2008 were 50.4%, compared to 48.9% for the same period in 2007.  The increase in operating expenses as a percentage of nonfuel revenues is because a certain portion of our expenses are fixed in nature so decreases in nonfuel revenues do not always result in a corresponding decrease in site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended June 30, 2008 were $23.3 million, a decrease of $2.0 million, or 7.9%, as compared to the same period in 2007.  This decrease primarily resulted from our cost saving strategies, including our March 2008 workforce reduction partially offset by an increase in legal fees and other costs related to the litigation matters discussed in Note 9 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, and an increase in share based compensation expense.

Real estate rent expense.  Rent expense for the three months ended June 30, 2008 was $58.4 million, an increase of $11.4 million as compared to the same period in 2007.  This increase was primarily attributable to our entering the Petro Lease on May 30, 2007. Under our real estate leases, we paid rent of $59.4 million during the three months ended June 30, 2008 of which $2.3 million was recognized as interest expense and $0.5 million was recognized as a reduction of our capital lease obligation.  In addition, we accrued $3.5 million of noncash rent expense to recognize rent expense on a straight line basis over the terms of those leases that include rent escalation provisions and amortized $1.7 million of our deferred rental allowance as a reduction of rent expense.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended June 30, 2008 was $11.1 million, an increase of $3.1 million, or 38.7%, as compared to the same period in 2007.  This increase was primarily attributable to assets acquired in the Petro Acquisition.

Income (loss) from operations.  Net loss from operations for the three months ended June 30, 2008, was $9.3 million, an increase of $1.5 million, or 13.6%, as compared to the same period in 2007. This increase was the result of the changes in revenues and expenses described above and primarily resulted from the condition of the U.S. economy and the trucking industry, as well as our high cost of fuel.

Interest income and expense.  Interest income and expense consisted of the following:

	Three Months Ended June 30,		$
(dollars in millions)	2008	2007	Change

Accretion of leasehold improvement receivable	$1.8	$1.5	$0.3
Interest income on restricted investments	—	0.8	(0.8)
Other interest income	0.3	1.5	(1.2)
Total interest income	$2.1	$3.8	$(1.7)

Interest on the defeased 9% Notes	$—	$0.8	$(0.8)
Rent expense classified as interest	2.4	2.4	—
Other interest expense	0.3	0.3	—
Total interest expense	$2.7	$3.5	$(0.8)

There was no interest income on restricted investments or interest expense on the 9% Notes for the three months ended June 30, 2008 as the restricted investments were used to repay the defeased 9% Notes in full on February 15, 2008.  The decrease in other interest income was primarily attributable to reduced interest income on our lower cash balances in the second quarter of 2008 as compared to the same period in 2007, and declining interest rates.

Income tax provision (benefit).  Our effective tax rates for the three month periods ended June 30, 2008 and 2007 were a provision of 1.0% and a benefit of 38.5%, respectively. The rate for the 2008 period differs from the statutory rate due to a $5.4 million increase in the valuation allowance against our net deferred tax assets, and to state income taxes net of the federal tax effect.  For the 2007 period, the effective tax rate differs from the statutory rate primarily due to state income taxes net of the Federal tax effect.

Six months ended June 30, 2008 compared to June 30, 2007

We were spun off from Hospitality Trust on January 31, 2007, and had no operations prior to that time.  For the purpose of discussing the historical results of operations, the following table combines our results for the five months ended June 30, 2007, which include the results of Petro only from May 30, 2007, and the results of our predecessor, without pro forma adjustments, for the one month ended January 31, 2007, and compares these combined results of operations to our results for the six months ended June 30, 2008.  The data has been presented to facilitate our discussion below of the trends and changes affecting our operating results.  It has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that actually would have resulted had the HPT Transaction occurred on January 1, 2007, and is not indicative of our future results of operations.

	Company		Predecessor	Combined
	Six	Five	One	Six
	Months	Months	Month	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	January 31,	June 30,	$	%
(dollars in millions)	2008	2007	2007	2007	Change	Change

Revenues:
Fuel	$3,583.1	$1,818.4	$285.1	$2,103.5	$1,479.6	70.3%
Non-fuel	595.4	400.3	66.8	467.1	128.3	27.5%
Rent and royalties	7.2	4.4	0.8	5.2	2.0	36.1%
Total revenues	4,185.7	2,223.1	352.7	2.575.8	1,609.9	62.5%

Cost of goods sold (excluding depreciation):
Fuel	3,480.8	1,760.9	270.7	2,031.6	1,449.2	71.3%
Non-fuel	249.5	166.5	27.5	194.0	55.5	28.6%
Total cost of goods sold (excluding depreciation)	3,730.3	1,927.4	298.2	2,225.6	1,504.7	67.6%

Operating expenses:
Site level operating expenses	318.0	197.9	36.1	234.0	84.0	35.9%
Selling, general & administrative expense	56.0	37.0	8.9	45.9	10.1	22.1%
Real estate rent	116.1	74.3	0.9	75.2	40.9	54.4%
Depreciation and amortization expense	22.1	13.3	5.8	19.1	3.0	15.3%
Merger related expenses	—	—	45.0	45.0	(45.0)	0.0%
Total operating expenses	512.2	322.5	96.7	419.2	93.0	22.2%

Loss from operations	(56.8)	(26.8)	(42.2)	(69.0)	12.2	17.6%
Debt extinguishment expense	—	—	(16.1)	(16.1)	16.1	0.0%
Equity income in joint venture	0.4	0.2	—	0.2	0.2	100.0%
Interest income	5.3	5.1	1.1	6.2	(0.9)	15.0%
Interest expense	(6.7)	(4.3)	(5.3)	(9.6)	2.9	30.0%
Loss before income taxes	(57.8)	(25.8)	(62.5)	(88.3)	30.5	34.5%
Provision (benefit) for income taxes	0.4	(9.8)	(40.5)	(50.3)	50.7	-100.7%
Net loss	$(58.2)	$(16.0)	$(22.0)	$(38.0)	$(20.2)	53.2%

Same Site Comparisons. A travel center is included in the following same site comparisons if it was continuously operated by us, our predecessor or the prior owner of the Petro sites from January 1, 2007 through June 30, 2008 or, in the case of rent revenues and royalty revenues, by a franchisee of ours, our predecessor, or the prior owner of Petro for that same period. Travel centers are not excluded from the same site comparisons as a result of expansions in their size or in the services offered.

	Six Months Ended June 30,
(gallons and dollars in millions)	Company 2008	Combined 2007	Change	% Change

Number of company operated travel centers	182	182	—	—

Diesel sales volume (gallons) (1)	921.3	1,078.0	(156.7)	-14.5%
Gasoline sales volume (gallons) (1)	110.0	125.6	(15.6)	-12.4%
Fuel margin(1)	$102.6	$99.8	$2.8	2.8%
Total nonfuel revenues (1)	$585.3	$603.3	$(18.0)	-3.0%
Operating expenses (1), (2)	$308.4	$307.1	$1.3	0.4%

Number of franchisee operated travel centers	46	46	—	—
Rent and royalty revenues	$7.1	$7.3	$(0.2)	-2.7%

(1)                   Includes fuel volume, fuel margin, revenues and expenses of company operated travel centers only.

(2)                   Excludes real estate rent expense, Petro integration expenses, legal settlement expense and previously deferred maintenance costs which were expensed under GAAP.

Revenues. Revenues for the six months ended June 30, 2008, were $4,185.7 million, which represented an increase from the six months ended June 30, 2007, of $1,609.9 million, or 62.5%, that is primarily attributable to the Petro Acquisition and increases in fuel sales prices.

Fuel revenue for the six months ended June 30, 2008, increased by $1,479.6 million, or 70.3%, as compared to the same period in 2007. This increase was principally the result of sites added in 2007, including the Petro sites, and increases in fuel sales prices.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons Sold	Gallons Sold	Fuel
(gallons and dollars in millions)	Diesel Fuel	Gasoline	Revenues

Results for six months ended June 30, 2007	878.6	103.0	$2,103.5

Increase due to petroleum products price change	—	—	1,122.2
Decrease due to TA same site volume change	(95.7)	(12.9)	(228.8)
Increase due to Petro sites added	204.0	17.5	602.0
Increase due to other net company operated sites added since January 1, 2007	12.2	5.5	37.5
Increase (decrease) due to wholesale fuel business sales volume variations	(25.3)	0.1	(53.3)
Net increase from prior year period	95.2	10.2	1,479.6

Results for six months ended June 30, 2008	973.8	113.2	$3,583.1

On a same site basis for our company operated TA and Petro sites, diesel fuel sales volume decreased by 156.7 million gallons, or 14.5%, and gasoline sales volume decreased by 15.6 million gallons, or 12.4% during the six months ended June 30, 2008 as compared to the same period in 2007.  We believe the same site diesel fuel sales volume decrease resulted primarily from a decline in trucking activity that was largely attributable to the slowing of economic activity in the U.S., particularly the declines in the shipments of durable goods, including new home building supplies, as well as a decline in imports into the U.S. that are transported by truck, combined with the high cost of fuel negatively affecting the demands for fuel during the 2008 periods as compared to the 2007 periods. We believe the same site gasoline sales volume decrease resulted primarily from the high cost of fuel to consumers and the general condition of the U.S. economy.  Some of our fuel volume declines experienced in the 2008 period may also be the result of our strategic fuel pricing decision not to compete for lower margin fuel business, especially during the three months ended June 30, 2008.

Nonfuel revenues for the six months ended June 30, 2008 were $595.4 million, an increase of $128.3 million, or 27.5%, as compared to the same period in 2007. Of this increase, $122.0 million related to the company operated sites added in the Petro Acquisition on May 30, 2007 and $11.3 million from other sites added in 2007. The remainder of the change between years is related to the decline in sales at those sites we operated during both periods, partially offset by our pricing increases.  Nonfuel revenues were 14.2% of total revenues for the six months ended June 30, 2008, as compared to 18.1% for the same period in 2007.

On a same site basis for our company operated TA and Petro sites, nonfuel revenues decreased by $18.0 million, or 3.0%.  We believe the same site nonfuel revenue decrease reflects decreased customer traffic in our travel centers as a result of the factors affecting our fuel sales volumes, which decline was somewhat offset by increases in our truck repair shop revenues and the attractiveness of our other nonfuel products and services to customers who may not purchase fuel.

Rent and royalty revenues for the six months ended June 30, 2008 were $7.2 million, an increase of $2.0 million, or 36.1%, as compared to the same period in 2007. This increase was primarily the result of a $2.1 million increase between the comparable periods in royalty revenues as a result of the 24 Petro franchisee sites added on May 30, 2007.

Cost of goods sold (excluding depreciation). Cost of goods sold for the six months ended June 30, 2008, was $3,730.3 million, an increase of $1,504.7 million, or 67.6%, as compared to the same period in 2007, which was primarily attributable to the cost of goods sold at the Petro locations acquired on May 30, 2007 and increased fuel costs.  Fuel cost of goods sold for the six months ended June 30, 2008 of $3,480.8 million increased by $1,449.2 million, or 71.3%, of which $582.7 million resulted from fuel sales at the Petro locations acquired on May 30, 2007. The increase in fuel cost of goods sold for the six months ended June 30, 2008 as compared to the same period in 2007 also resulted from commodity price increases partially offset by the fuel sales volumes decreases described above.

Nonfuel cost of goods sold for the six months ended June 30, 2008 was $249.5 million, an increase of $55.5 million, or 28.6%, as compared to the same period in 2007, of which $55.8 million resulted from nonfuel sales at the Petro locations acquired on May 30, 2007, partially offset by the same site nonfuel sales decreases noted above.

Site level operating expenses. Site level operating expenses for the six months ended June 30, 2008, were $318.0 million, an increase of $84.0 million, or 35.9%, as compared to the same period in 2007. This increase primarily resulted from $66.0 million in site level operating expenses at the Petro locations acquired on May 30, 2007, and $6.2 million from the other company operated locations added in 2007.

On a same site basis for our company operated TA and Petro sites, site level operating expenses increased by $1.3 million, or 0.4% in the six months ended June 30, 2008 compared to the same period in 2007.  The increase in site level operating expenses on a same site basis was primarily the result of increases over the prior year period in expenses that are not as directly related to our volume of business such as utilities, real estate taxes and other taxes not based on income, payment card transaction fees and our vehicle fuel expenses.  These increases were partially offset by decreases in labor and related benefits and payroll tax expense as a result of our March 2008 workforce reduction, other labor control initiatives and the lower sales volumes, especially during the three months ended June 30, 2008.  On a same site basis, site level operating expenses as a percentage of nonfuel revenues for the six months ended June 30, 2008 were 52.7%, compared to 50.9% for the same period in 2007.  The increase in operating expenses as a percentage of nonfuel revenues is partially due to the above increases and because some of our expenses are fixed in nature so decreases in nonfuel revenues do not result in a corresponding decrease in site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the six months ended June 30, 2008 were $56.0 million, an increase of $10.1 million, or 22.0%, as compared to the same period in 2007.  This increase primarily resulted from a combination of increases in legal fees and other costs related to the litigation matters discussed in Note 9 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the recognition of expense related to the Flying J litigation settlement, partially offset by decreases in share based compensation expense and decreases resulting from our cost saving strategies, including our March 2008 workforce reduction.

Real estate rent expense.  Rent expense for the six months ended June 30, 2008 was $116.1 million, an increase of $40.9 million as compared to the same period in 2007.  This increase was primarily attributable to our lease agreements that became effective on January 31, 2007 and May 30, 2007. Under our real estate leases, we paid rent of $117.8 million during the six months ended June 30, 2008 of which $4.7 million was recognized as interest expense and $1.1 million was recognized as a reduction of our capital lease obligation.  In addition we accrued $7.5 million of noncash rent expense to recognize rent expense on a straight line basis over the terms of those leases that include rent escalation provisions and amortized $3.4 million of our deferred rental allowance as a reduction of rent expense.

Depreciation and amortization expense.  Depreciation and amortization expense for the six months ended June 30, 2008 was $22.1 million, an increase of $3.0 million, or 15.3%, as compared to the same period in 2007.  This increase was primarily attributable to assets acquired in the Petro Acquisition and a $1.6 million charge recorded in the first three months of 2008 in connection with cancelling contracts and letters of intent for various development projects and acquisitions we decided not to pursue.

Merger related expenses.  During January 2007, our predecessor recognized a charge of $45.0 million related to expenses incurred in marketing itself for sale and completing the HPT Transaction.  These costs primarily consisted of investment banking fees, other transaction advisory fees and management bonus payments.

Income (loss) from operations. Net loss from operations for the six months ended June 30, 2008, was $56.8 million, a decrease of $11.8 million, or 17.1%, as compared to the same period in 2007. This decrease was the result of the changes in revenues and expenses described above.

Interest income and expense.  Interest income and expense consisted of the following:

	Six Months Ended June 30,		$
(dollars in millions)	2008	2007	Change

Accretion of leasehold improvement receivable	$3.0	$2.5	$0.5
Interest income on restricted investments	1.1	0.8	0.3
Other interest income	1.2	2.9	(1.7)
Total interest income	$5.3	$6.2	$(0.9)

Interest on our predecessor’s debt	$—	$4.4	$(4.4)
Interest on the defeased 9% Notes	1.2	0.8	0.4
Rent expense classified as interest	4.7	4.0	0.7
Other interest expense	0.8	0.4	0.4
Total interest expense	$6.7	$9.6	$(2.9)

The restricted investments were used to repay the defeased 9% Notes in full on February 15, 2008.  The decrease in other interest income was primarily attributable to reduced interest income on our lower cash balance in the first six months of 2008 as compared to the same period in 2007, and declining interest rates.  Our predecessor’s debt was retired on January 31, 2007 as part of the HPT transaction.

Income tax provision (benefit).  Our effective tax rates for the six month periods ended June 30, 2008 and 2007 were a provision of 0.60% and a benefit of 56.9%, respectively. The rate for the 2008 period differs from the statutory rate due to a $22.5 million increase in the valuation allowance against our net deferred tax assets, and to state income taxes net of the federal tax effect.  For the 2007 period, the effective tax rate differs from the statutory rate primarily due to items affecting our predecessor in the one month ended January 31, 2007, including the deductibility for tax purposes of expenses related to stock options of our predecessor that were not expensed for financial reporting purposes, partially offset by certain merger related expenses recognized in the financial statements by our predecessor which were not deductible for income tax purposes.

Seasonality

Our revenues during a year are often lowest in the first quarter when movement of freight by professional truck drivers and motorist travel are historically at their lowest levels in each calendar year. Our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because, while the beginning of the fourth quarter is often positively impacted by increased movement of freight in preparation for various national holidays, that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers toward the end of the year.  While our revenues are modestly seasonal, the quarterly variations in our operating income may reflect greater seasonal differences because our rent and other costs do not vary seasonally.

Inflation and Deflation

Inflation, or a general increase in prices, will likely have more negative than positive impact on our business.  Rising prices may allow us to increase revenues, but also likely will increase our operating costs.  Also, rising prices for fuel and other products we sell increase our working capital requirements and appear to cause some of our customers to reduce their purchases of our goods and services.  Because significant components of our expenses are fixed, we may not be able to fully capitalize on declines in general price levels, or deflation.

Workforce Reduction

In March 2008, we announced we had reduced the workforce at our headquarters and other locations.  We recognized a severance charge of approximately $1.6 million during the 2008 first quarter as a result of this reduction in workforce.  Reductions were also made to our hourly workforce.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our operating expenses, including rent, and to fund our capital expenditures and other working capital requirements. Our principal sources of liquidity to meet these requirements are our operating cash flow, our cash balance, our credit facility, and our ability to sell qualified capital improvement to Hospitality Trust under the terms of our leases with Hospitality Trust.  Under the TA Lease, we can sell to Hospitality Trust certain capital improvements we make to properties owned by Hospitality Trust with no increase in our rent payable to Hospitality Trust.  These sales were limited to $125 million with no more than $25 million in any year.  On May 12, 2008, we and Hospitality Trust amended the TA Lease to permit us to sell these capital improvements to Hospitality Trust earlier than previously permitted.  In the event that we elect to sell these capital improvements before the time contractually permitted by the original lease terms, Hospitality Trust’s purchase commitment is discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease.  During the first six months of 2008, we sold $67.7 million of capital improvements to Hospitality Trust for no increase in our rent.  As of June 30, 2008, $96.8 million of the $125 million maximum amount had been used.  We also own a portfolio of operating real estate and developable land which may be a source of additional liquidity over time to the extent it can be financed or sold; however, we do not believe these assets can be readily converted to cash.

The primary risks we face with respect to our operating cash flow are decreased demand for our products and services which may be caused by the volatility and high prices for petroleum products or the economic slowing or recession in the U.S. and in the U.S. trucking industry, as well as the increased working capital required by increases in fuel costs. A reduction of our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods. Also, a significant increase in the prices we must pay to obtain fuel or decrease in the time we have to pay our trade creditors may increase our cash working capital requirements materially.  The current economic conditions in the trucking industry, in conjunction with the high cost of fuel, may lead to increased cash investment in accounts receivable should customers slow their payments to us and may also lead to an increase in our rate of bad debt write offs.  To partially address these risks we have entered a rent deferral agreement with Hospitality Trust as described in Note 11 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Assets and Liabilities

Our total current assets at June 30, 2008, were $499.5 million, compared to our total current assets of $746.0 million at December 31, 2007.  At June 30, 2008, and December 31, 2007, we had cash and cash equivalents of $106.3 million and $148.9 million, respectively.  Our current liabilities were $351.3 million at June 30, 2008, compared to our current liabilities of $567.8 million at December 31, 2007.

Included in current assets as of December 31, 2007 was $271.4 million of restricted investments held in trust to repay certain notes we assumed as part of the Petro Acquisition, including the related call premium and accrued interest, that were defeased as part of the Petro Acquisition.  Included in current liabilities as of December 31, 2007 were $262.9 million and $8.4 million for the defeased Petro debt and related accrued interest, respectively.  The restricted investments were used to repay these notes and related call premium plus accrued interest in February 2008.

Increases in accounts receivable, inventories, accounts payable and accrued expenses were primarily the result of higher fuel prices during the past six months as well as a higher level of business activity at the end of the second quarter than at the end of the fourth quarter.

During the six months ended June 30, 2008, we incurred a net loss of $58.2 million, had cash inflows from operating activities of $12.9 million, cash outflows from investing activities of $60.2 million and cash inflows from financing activities of $4.8 million resulting in a $42.5 million decrease in our cash balance between December 31, 2007 and June 30, 2008.  At June 30, 2008, we had cash and cash equivalents of $106.3 million, $69.4 million of our $100 million line of credit used to back letters of credit and a leasehold improvement receivable totaling $23.6 million that represents the estimated discounted amount of funds we expect to receive from Hospitality Trust in connection with our sales of leasehold improvements to Hospitality Trust under our lease with Hospitality Trust for TA branded travel centers.

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

Revolving Credit Facility

At June 30, 2008, there were no amounts outstanding under our revolving credit facility, but we had issued $69.4 million of letters of credit under this facility.  We generally issue letters of credit to secure certain our obligations related to insurance programs, fuel licenses, construction projects and trade payables.  On July 8, 2008, we entered an amendment to the credit facility.  The sole purpose of this amendment was to add as borrowers under the credit facility the legal entities acquired in the Petro acquisition, enabling the inclusion of the Petro receivables and inventory as qualified collateral, subject to completion of lender diligence.

Investment Activities

Market conditions and other factors have caused us to cancel contracts and letters of intent for the acquisition of several operating and greenfield development sites and to stop development activities at the eight greenfield development sites we own.  In connection with our abandoning these various projects, we recognized a charge of $1.6 million during the six months ended June 30, 2008.

Our current capital plan for 2008 is unchanged from the first quarter and anticipates expenditures of approximately $100 million.  For the six months ended June 30, 2008, we invested $62.9 million in capital projects.

Off Balance Sheet Arrangements

As part of the Petro Acquisition, we acquired a minority interest in a joint venture that owns one travel center that we operate. This travel center is encumbered by mortgage debt of approximately $10.0 million as of June 30, 2008. We account for the investment in this joint venture under the equity method of accounting and, therefore, we have not recorded a liability for this mortgage debt. Petro was not and we are not directly liable for this debt, but the carrying value of our investment in this joint venture could be adversely affected if the joint venture defaulted on this debt and the joint venture’s property was used to satisfy this debt.  We expect we may invest approximately $7.0 million in this joint venture during 2008 or 2009 in connection with plans to develop a new travel center on land owned by the joint venture in Southern California in 2008 and 2009. This development also may be financed by the issuance of additional debt by the joint venture.

Some of our customers at Petro branded locations are billed for fuel purchases by a third party that settles those transactions with us. In certain circumstances involving nonpayment by a customer, the payments we receive are subject to our repayment to this third party. At June 30, 2008, the total amount for which we were exposed to this repayment risk was $7.7 million.

Related Party Transactions

One of our Managing Directors, Barry Portnoy, is a managing trustee of Hospitality Trust and the Chairman and majority owner of Reit Management.  Our other Managing Director and President and our Treasurer and Chief Financial Officer are also senior vice presidents of Reit Management.  In addition to providing services to us, Reit Management also provides services to Hospitality Trust.  For these reasons, we consider Hospitality Trust and Reit Management to be related parties to us.  For a more complete description of the relationships among us, Hospitality Trust and Reit Management, please review the contracts among these parties which are publicly available as exhibits to our public filings with the Securities and Exchange Commission, or the SEC, and are accessible at the SEC website, www.sec.gov, and also see our descriptions of these relationships in our Proxy Statement for our 2008 Annual Meeting of Shareholders and the description of the risks which may arise from these relationships in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, both of which documents are also accessible on the SEC website.

We were formerly a 100% subsidiary of Hospitality Trust and Hospitality Trust is our principal landlord.  During 2007 we completed both the HPT Transaction and the Petro Acquisition together with Hospitality Trust.  Under these leases we are required to pay the following rent amounts: (i) minimum amounts of rent to Hospitality Trust specified in the leases, (ii) additional rent to Hospitality Trust in connection with certain sales to Hospitality Trust of qualifying improvements at sites leased from Hospitality Trust, and (iii) the underlying ground lease payments at those sites subleased to us by Hospitality Trust, which ground lease payments we pay directly to the party from whom Hospitality Trust leases the site.  In certain cases Hospitality Trust has exercised purchase options or otherwise acquired the leased properties that had previously been subleased to us and we now pay the related ground lease rents to Hospitality Trust.  On May 12, 2008, we and Hospitality Trust amended the TA Lease to permit us to sell to Hospitality Trust, without an increase of our rent, certain capital improvements to properties leased from Hospitality Trust earlier than previously permitted.  In the event that we elect to sell these capital improvements before the time contractually required by the original lease terms, Hospitality Trust’s purchase commitment amount is discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease.  During the six month period ended June 30, 2008, we sold leasehold improvements to Hospitality Trust for total cash proceeds of $67.7 million, all of which occurred during the three months ended June 30, 2008.  Taking into account the discount for the early receipt of certain of these proceeds, at June 30, 2008 the remaining amount of the leasehold improvements which we may sell to Hospitality Trust with no increase in our rent was $28.2 million.  For the three months ended June 30, 2008 and 2007 we paid rent to Hospitality Trust of $56.8 million and $44.4 million, respectively.  For the six months and five months ended June 30, 2008 and 2007, we paid rent to Hospitality Trust of $112.0 million and $70.2 million, respectively.

On August 11, 2008, we and Hospitality Trust entered a rent deferral agreement.  See Item 5 of Part II of this Quarterly Report on Form 10-Q for a description of this agreement.

The other current liabilities balance in our consolidated balance sheets at June 30, 2008 and December 31, 2007, included $18.3 million and $18.0 million, respectively, for rent due to Hospitality Trust.

We are party to a management and shared services agreement with Reit Management. Reit Management oversees and assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of all our daily business activities, including legal matters, human resources, insurance programs, management information systems and the like. For these services, we pay Reit Management a fee equal to 0.6% of our fuel gross margin and 0.6% of our total non-fuel revenues. The fee is payable monthly based upon the prior month’s margin or revenues, as applicable. In connection with the payments made to Reit Management under the management and shared services agreement, for the three months ended June 30, 2008 and 2007, we recognized expense of $2.2 million and $1.8 million, respectively, and for the six and five months ended June 30, 2008 and 2007 we recognized expense of $4.2 million and $2.7 million, respectively.

We have a minority joint venture interest in Petro Travel Plaza LLC, which owns one travel center that we operate under a management agreement and a parcel of land upon which Petro Travel Plaza LLC is developing a new travel center that we expect to operate.  This investment is accounted for under the equity method.  Included in our results for the three and six month periods ended June 30, 2008 was management and accounting fee income of $0.1 million and $0.2 million, respectively, earned from our management of this joint venture.  At June 30, 2008 we had a net payable to Petro Travel Plaza LLC of $2.2 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.  Our exposure to market risks has not changed materially from that set forth in our Annual Report on Form 10-K.  During the six months ended June 30, 2008, market prices for fuel continued to climb from the levels existing in 2007 and continued to be volatile.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 except for the items below:

In February 2006 a subsidiary of our predecessor, Pilot Travel Centers, LLC, a competitor of ours, and others were sued by Flying J, Inc., or Flying J, another one of our competitors, and its affiliates in the U.S. District Court for the District of Utah.  In April 2008 we settled this litigation for $5 million and by agreeing to accept the payment card issued by one of Flying J’s affiliates.  As a result of this settlement, we were dismissed from the litigation on May 5, 2008.

On February 1, 2008, we commenced litigation against E2 Investment Partners LLC and related entities and individuals in the Delaware Court of Chancery.  On December 31, 2007, these defendants forwarded a letter to us proposing directors and other matters for consideration at our 2008 annual meeting of shareholders.  We sought a court order declaring that the defendants did not comply with our limited liability company agreement and that therefore the defendants’ notice was invalid and their proposed nominees and other matters were not properly presented for consideration at our 2008 annual meeting.  On April 4, 2008, the Delaware Court of Chancery issued an order declaring that the defendants’ notice breached our limited liability company agreement and was therefore invalid and of no force or effect.  On May 8, 2008, we commenced a second litigation against the same defendants in the Delaware court of Chancery to collect our costs and expenses arising from these defendants' breach of our LLC agreement.  On July 2, 2008, the defendants filed an answer to our complaint and generally denied liability.  This lawsuit is proceeding.  We do not know what amounts, if any, will ultimately be collected by us.

On February 1, 2008, Alan R. Kahn filed a purported derivative action in the Delaware Court of Chancery on behalf of TA against members of our board of directors, Hospitality Trust and Reit Management. This action alleges that our directors breached their fiduciary duties in connection with the Petro Acquisition and seeks an award of unspecified damages and reformation of our Petro Lease. This action also appears to allege that Reit Management and Hospitality Trust aided and abetted our directors.  Under our limited liability company agreement and agreements with Reit Management and Hospitality Trust, we are liable to indemnify our directors, Hospitality Trust and Reit Management for liabilities, costs and expenses incurred by them in connection with this litigation.  On May 6, 2008, we moved to dismiss this complaint.  On June 20, 2008 the plaintiff filed an amended complaint making additional allegations regarding the members of our board of directors and withdrawing his request for reformation of the Petro Lease.  On July 2, 2008, we moved to dismiss the amended complaint.  We believe plaintiff’s allegations are without merit.

On July 10, 2008, Riverside County in the State of California filed litigation against us in the Superior Court of California, Riverside County, seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to our predecessor’s management of underground storage tanks.  A second California county, Tehama County, commenced litigation against our predecessor in March 2005 in the Superior Court of California, Tehama County, seeking civil penalties and injunctive relief arising out of a fuel spill which occurred in December 2003.  We have been involved in negotiations with these two California counties and two other California counties, San Bernardino County and Shasta County, alleging past violations of various state laws and regulations relating to the management of underground storage tanks in an effort to resolve their pending and threatened claims.  Although we believe that the judgments or settlements which may result from these litigations and negotiations are unlikely to be material, California’s environmental laws provide for the possible assessment of large civil penalties for various violations, including some violations which do not result in environmental harm or continuing environmental risks.  In addition, only a portion of the claims being asserted by these California counties are likely to be covered under our environmental insurance policies.  Accordingly, these litigations and negotiations may result in our obligation to pay material amounts.

Item 1A.  Risk Factors

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

On June 13, 2008, we granted 5,000 common shares, valued at $2.25 per share, the closing price of our common shares on the American Stock Exchange on that day, to each of our directors as part of their annual compensation (a total of 25,000 shares). We made these grants pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on June 13, 2008, Arthur G. Koumantzelis was a candidate for re-election as an Independent Director and Barry M. Portnoy was a candidate for re-election as a Managing Director.  Mr. Koumantzelis received the affirmative vote of 6,037,927 shares and 4,749,506 votes were withheld.  Mr. Portnoy received the affirmative vote of 6,001,360 shares and 4,786,073 votes were withheld.  Because they had not received affirmative votes from majorities of the shares eligible to vote regarding their elections, immediately following the Meeting each of Messrs. Portnoy and Koumantzelis resigned as directors of the Company.

On June 13, 2008, after the resignation of Messrs. Koumantzelis and Portnoy, referenced above, the remaining members of the Board of Directors of the Company (the “Board”) unanimously voted to elect Messrs. Koumantzelis and Portnoy to fill the two vacancies on the Board, with Mr. Koumantzelis as the Group I Independent Director and Mr. Portnoy as the Group I Managing Director.  The Board also appointed Mr. Koumantzelis to serve on the Company’s Audit Committee, Compensation Committee and Nominating and Governance Committee and designated him as the Audit Committee’s “financial expert”, as determined pursuant to the rules of the SEC and the American Stock Exchange.  Mr. Koumantzelis was also appointed as the chair of the Audit Committee.

Ms. Barbara D. Gilmore and Messrs. Thomas M. O’Brien and Patrick F. Donelan continue to serve as directors with terms of office expiring in 2009, 2009 and 2010, respectively, and until their respective successors are duly elected or until their respective earlier death, resignation or removal.

Item 5.  Other Information

On August 11, 2008, we entered into a rent deferral agreement with Hospitality Trust and certain of its affiliates.  Significant terms of this agreement are set forth below.  This description is qualified in its entirety by reference to the terms of the rent deferral agreement filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q.

(i)

We currently lease 185 travel centers from Hospitality Trust under two leases for combined rent of $18.8 million per month.  This rent amount periodically increases pursuant to formulas in the leases.  We will have the option to defer our monthly rent payments to Hospitality Trust by up to $5 million per month for periods beginning July 1, 2008 until December 31, 2010.  Our right to defer up to $5 million per month is not cumulative, except that we may defer up to $10 million in August 2008 as we have paid our monthly rent for July 2008 in full.

(ii)	We will not be obligated to pay cash interest on the deferred rent through December 31, 2009.
(iii)

We will issue 1,540,000 of our common shares to Hospitality Trust (approximately 9.6% of our shares outstanding after this new issuance).  In the event we do not defer our monthly payments for the full permitted amounts through December 31, 2009, the pro-rata amount of our shares issued to Hospitality Trust may be purchased by us for nominal consideration.  Shares issued to Hospitality Trust and no longer subject to repurchase under our rent deferral agreement may be registered by us under the Securities Act of 1933 at the option of Hospitality Trust, in accordance with the terms of a registration rights agreement between us and Hospitality Trust entered into concurrently with our rent deferral agreement and more fully described below.

(iv)

In the event that any rents which have been deferred remain unpaid or additional rent amounts are deferred after December 31, 2009, interest on all such amounts will be payable to Hospitality Trust monthly at the rate of 12% per annum, beginning January 1, 2010.

(v)

No such rent deferrals are permitted for rent periods after December 31, 2010.  Any deferred rent (and interest thereon) not paid will be due to Hospitality Trust on July 1, 2011.  Any deferred rent amounts (and interest) may be prepaid at any time without premium or penalty.

(vi)          This deferral agreement also includes a prohibition on share repurchases and dividends by us while any deferred rent remains unpaid and has change of control covenants so that amounts deferred will be payable to Hospitality Trust in the event we experience a change of control while deferred rent is unpaid.  More specifically, in the event of an event of default under our existing lease agreements with Hospitality Trust, the election of any director to our Board of Directors who was not nominated or appointed by the then members of our Board of Directors, the adoption by our shareholders of any proposal (other than a precatory proposal) not recommended for adoption by the then members of the Board of Directors, or our failure to timely make interest payments under our rent deferral agreement with Hospitality Trust, any deferred rent (and interest) which is unpaid will be immediately due to Hospitality Trust.  Any default by us under our rent deferral agreement will also constitute an event of default under our existing lease agreements with Hospitality Trust.

On August 11, 2008, as a fee pursuant to the rent deferral agreement described above, we agreed to issue to Hospitality Trust 1,540,000 of our common shares.  This issuance does not involve any public offering and is therefore exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  In connection with this issuance, we entered into a registration rights agreement with Hospitality Trust.  Under the registration rights agreement, Hospitality Trust will have three demand rights to require us to conduct a registered public offering (underwritten or otherwise) with respect to our common shares issued to Hospitality Trust, commencing on the date upon which one-third of such common shares are no longer subject to repurchase under our rent deferral agreement and continuing through the date which is twelve months following the latest of the expiration of the terms of the TA Lease and the Petro Lease.  In addition, Hospitality Trust will have “piggy-back” rights to require us to include our common shares issued to Hospitality Trust and no longer subject to repurchase under our rent deferral agreement as part of any registered public offering which we may conduct from time to time.  The foregoing description is qualified in its entirety by reference to the terms of the registration rights agreement filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q.

We became a publicly owned company as a result of a spin off from Hospitality Trust on January 31, 2007.  For a further description of our relationships with Hospitality Trust and Reit Management, please refer to the information set forth under the heading “Related Party Transactions” under Item 2 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 6. Exhibits

Exhibit 3.1

Composite Copy of Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1, filed on June 15, 2007, File No. 333-143814)

Exhibit 4.1	Form of share certificate (filed herewith)
Exhibit 10.1

First Amendment to Lease Agreement, dated as of May 12, 2008, by and among HPT TA Properties Trust,              HPT TA Properties LLC and TA Leasing LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 14, 2008)

Exhibit 10.2

Retirement Agreement among TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Operating LLC and Joseph A. Szima, dated May 15, 2008 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 21, 2008)

Exhibit 10.3	Letter agreement, dated June 13, 2008, among TravelCenters of America LLC and John R. Hoadley (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 19, 2008)
Exhibit 10.4

Accelerated Vesting Agreement, dated as of June 13, 2008, by and among TravelCenters of America LLC and John R. Hoadley (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 19, 2008)

Exhibit 10.5

Amendment No. 1 to Loan and Security Agreement, dated as of June 30, 2008, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, Petro Stopping Centers, L.P., as borrowers, each of the guarantors under the agreement, the parties to the agreement from time to time as lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 11, 2008)

Exhibit 10.6

Deferral Agreement, dated as of August 11, 2008 among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P.. (filed herewith)

Exhibit 10.7	Registration Rights Agreement dated August 11, 2008 between TravelCenters of America LLC and Hospitality Properties Trust (field herewith)
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS ‘‘BELIEVE’’, ‘‘EXPECT’’, ‘‘ANTICIPATE’’, ‘‘INTEND’’, ‘‘PLAN’’, ‘‘ESTIMATE’’ OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT ON FORM 10-Q THAT MAY NOT OCCUR INCLUDE:

•                  OUR DESCRIPTION OF THE RENT DEFERRAL AGREEMENT WITH HOSPITALITY TRUST MAY IMPLY THAT THE RENT DEFERRAL AMOUNTS TOGETHER WITH OUR OTHER CASH PROVIDED BY OUR OPERATING ACTIVITIES WILL BE SUFFICIENT TO ALLOW US TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS AND TO MEET OUR OBLIGATIONS DURING THE RENT DEFERRAL PERIOD.  IN FACT, WE MAY NOT BE ABLE TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS OR MEET OUR OBLIGATIONS;

•                  CERTAIN STATEMENTS MAY IMPLY THAT OUR STAFF REDUCTIONS, EXPENSE CONTROLS AND OTHER INITIATIVES MAY CAUSE IMPROVED FINANCIAL RESULTS. IN FACT, FUTURE MARKET CONDITIONS IN THE TRUCKING INDUSTRY OR OTHERWISE MAY BE WORSE THAN WE NOW EXPECT, OUR INITIATIVES MAY NOT BE SUCCESSFULLY IMPLEMENTED OR SUSTAINED AND OUR FINANCIAL RESULTS MAY NOT IMPROVE OR WE MAY EXPERIENCE MATERIAL AND CONTINUING LOSSES;

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

•                  OUR REVIEW OF OUR EXPANSION AND DEVELOPMENT PLANS HAS RESULTED IN THE PLANNED ELIMINATION OR DEFERRAL OF MANY OF THOSE PLANS. IN FACT, SOME OF THESE PLANS MAY NOT BE ELIMINATED OR DEFERRED BECAUSE WE ARE UNABLE TO CANCEL THIRD PARTY CONTRACTS OR OTHERWISE;

•                  THE CAPITAL REQUIRED FOR OUR MAINTENANCE AND IMPROVEMENT PLANS MAY EXCEED OUR EXPECTATIONS AND MAY NOT INCREASE OUR SALES OR MARGINS;

•                  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE; AND

•                  WE MAY BE UNABLE TO SETTLE OR PREVAIL IN THE PENDING LITIGATION MATTERS AND ANY SETTLEMENT OR ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

THESE UNEXPECTED RESULTS OF OUR FORWARD LOOKING STATEMENTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL:

•      FURTHER FUEL PRICE INCREASES OR OTHER FACTORS MAY CAUSE US TO NEED MORE WORKING CAPITAL TO MAINTAIN OUR INVENTORIES AND CARRY OUR ACCOUNTS RECEIVABLE THAN WE NOW EXPECT;

•      CONTINUATION OF THE CURRENTLY HIGH FUEL PRICES OR INCREASES IN FUEL PRICES MAY REDUCE THE DEMAND FOR THE GOODS AND SERVICES WHICH WE SELL BECAUSE SUCH FUEL PRICES MAY ENCOURAGE FUEL CONSERVATION, DIRECT FREIGHT BUSINESS AWAY FROM TRUCKING OR OTHERWISE ADVERSELY AFFECT THE BUSINESS OF OUR CUSTOMERS;

•      OUR EFFORTS TO MAINTAIN OR IMPROVE OUR OPERATING MARGINS BY INCREASING REVENUE MAY NOT BE EFFECTIVE AND MAY CAUSE US TO LOSE BUSINESS AND REDUCE OUR OPERATING EARNINGS OR INCREASE OUR LOSSES;

•      THE SUCCESS OF OUR COST CONTROL INITIATIVES DEPENDS IN LARGE PART UPON OUR MANAGEMENT’S ABILITY TO MANAGE HOURLY EMPLOYMENT TO MATCH OUR CHANGING LEVELS OF BUSINESS, BUT WE MAY BE UNABLE TO REDUCE STAFFING BELOW CERTAIN LEVELS AT OUR TRAVEL CENTERS WHICH GENERALLY OPERATE 24 HOURS PER DAY, 365 DAYS PER YEAR;

•      OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO MAINTAIN OR INCREASE THEIR LIMITS FOR OUR PURCHASES ON CREDIT. IF WE ARE UNABLE TO PURCHASE GOODS ON REASONABLE CREDIT TERMS, WE MAY SUFFER INCREASED LOSSES;

•      IF THE U.S. ECONOMY CONTINUES TO SLOW, THE TRUCKING INDUSTRY MAY DECLINE FURTHER AND OUR PRINCIPAL CUSTOMERS MAY PURCHASE LESS OF OUR GOODS AND SERVICES; AND,

•                  DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN RESULT IN UNANTICIPATED RESULTS.  LITIGATION IS USUALLY EXPENSIVE AND DISTRACTING TO MANAGEMENT.  WE CAN PROVIDE NO ASSURANCE AS TO THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE INVOLVED.

GENERALLY, WE HAVE NOT PRODUCED PROFITABLE OPERATIONS IN ANY QUARTERLY REPORTING PERIOD SINCE WE BECAME A PUBLICALLY OWNED COMPANY ON JANUARY 31, 2007. ALTHOUGH OUR PLANS ARE INTENDED TO CREATE PROFITABLE OPERATIONS, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

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

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	Andrew J. Rebholz
August 11, 2008		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit 3.1

Composite Copy of Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1, filed on June 15, 2007, File No. 333-143814)

Exhibit 4.1	Form of share certificate (filed herewith)

Exhibit 10.1

First Amendment to Lease Agreement, dated as of May 12, 2008, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 14, 2008)

Exhibit 10.2

Retirement Agreement among TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Operating LLC and Joseph A. Szima, dated May 15, 2008 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 21, 2008)

Exhibit 10.3	Letter agreement, dated June 13, 2008, among TravelCenters of America LLC and John R. Hoadley (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 19, 2008)

Exhibit 10.4

Accelerated Vesting Agreement, dated as of June 13, 2008, by and among TravelCenters of America LLC and John R. Hoadley (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 19, 2008)

Exhibit 10.5

Amendment No. 1 to Loan and Security Agreement, dated as of June 30, 2008, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, Petro Stopping Centers, L.P., as borrowers, each of the guarantors under the agreement, the parties to the agreement from time to time as lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 11, 2008)

Exhibit 10.6

Deferral Agreement, dated as of August 11, 2008 among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P (filed herewith)

Exhibit 10.7	Registration rights agreement dated August 11, 2008 between TravelCenters of America LLC and Hospitality Properties Trust (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)