Form 10-Q
period 2008-09-30
TRAVELCENTERS OF AMERICA LLC
filed 2008-11-10
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Number of Common Shares outstanding at November 7, 2008: 16,048,865 common shares.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

September 30, 2008

INDEX

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2008, and December 31, 2007	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three months ended September 30, 2008, and the three months ended September 30, 2007	2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the nine months ended September 30, 2008, and the eight months ended September 30, 2007, for TravelCenters of America LLC, and the one month ended January 31, 2007, for TravelCenters of America, Inc. (predecessor)	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2008, and the eight months ended September 30, 2007 for TravelCenters of America LLC, and the one month ended January 31, 2007, for TravelCenters of America, Inc. (predecessor)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4T.	Controls and Procedures	31

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 5.	Other Information	34

Item 6.	Exhibits	36

	Warning Concerning Forward Looking Statements	37

SIGNATURE		39

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$144,049	$148,876
Restricted cash	—	4,801
Restricted investments	—	271,415
Accounts receivable (less allowance for doubtful accounts of $3,319 as of September 30, 2008 and $2,327 as of December 31, 2007)	110,393	110,555
Inventories	149,013	148,005
Leasehold improvement receivable	11,228	25,000
Other current assets	59,931	37,362
Total current assets	474,614	746,014

Property and equipment, net	419,431	397,266
Intangible assets, net	36,595	39,962
Leasehold improvement receivable	10,597	63,320
Other noncurrent assets	20,291	16,759

Total assets	$961,528	$1,263,321

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long term debt	$—	$262,866
Accounts payable	160,135	154,906
Other current liabilities	131,758	150,011
Total current liabilities	291,893	567,783
Other noncurrent liabilities	73,970	55,479
Capital lease obligations	104,240	105,859
Deferred leasehold improvement allowance	89,683	94,760
Total liabilities	559,786	823,881

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 16,048,985 and 14,489,265 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	543,834	539,476
Accumulated other comprehensive income	774	1,272
Accumulated deficit	(142,866)	(101,308)
Total shareholders’ equity	401,742	439,440

Total liabilities and shareholders’ equity	$961,528	$1,263,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2008	2007

Revenues:
Fuel	$1,832,414	$1,447,583
Non-fuel	321,429	332,102
Rent and royalties	3,850	3,933
Total revenues	2,157,693	1,783,618

Cost of goods sold (excluding depreciation):
Fuel	1,747,106	1,392,628
Non-fuel	134,991	143,088
Total cost of goods sold (excluding depreciation)	1,882,097	1,535,716

Operating expenses:
Site level operating	166,567	163,287
Selling, general & administrative	21,256	32,597
Real estate rent	58,696	57,908
Depreciation and amortization	10,445	5,976
Total operating expenses	256,964	259,768

Income (loss) from operations	18,632	(11,866)

Equity in income of joint venture	465	547
Interest income	862	7,043
Interest expense	(3,154)	(5,108)
Income (loss) before income taxes	16,805	(9,384)
Provision for income taxes	150	7,074
Net income (loss)	$16,655	$(16,458)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, (net of taxes of $(101) and $132, respectively)	(294)	676
Comprehensive income (loss)	$16,361	$(15,782)

Weighted average shares outstanding:
Basic	15,084	13,884
Diluted	15,359	13,884

Income (loss) per share:
Basic	$1.10	$(1.19)
Diluted	$1.08	$(1.19)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share data)

	Company		Predecessor
	Nine Months	Eight Months	One Month
	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	January 31, 2007
Revenues:
Fuel	$5,415,499	$3,266,012	$285,053
Non-fuel	916,874	732,371	66,795
Rent and royalties	11,010	8,361	834
Total revenues	6,343,383	4,006,744	352,682

Cost of goods sold (excluding depreciation):
Fuel	5,227,879	3,153,507	270,694
Non-fuel	384,530	309,611	27,478
Total cost of goods sold (excluding depreciation)	5,612,409	3,463,118	298,172

Operating expenses:
Site level operating	484,532	361,173	36,093
Selling, general & administrative	77,298	69,621	8,892
Real estate rent	174,789	132,167	931
Depreciation and amortization	32,516	19,333	5,786
Merger related	—	—	44,972
Total operating expenses	769,135	582,294	96,674

Loss from operations	(38,161)	(38,668)	(42,164)

Debt extinguishment expenses	—	—	(16,140)
Equity in income of joint venture	821	737	—
Interest income	6,171	12,161	1,131
Interest expense	(9,892)	(9,375)	(5,345)
Loss before income taxes	(41,061)	(35,145)	(62,518)
Provision (benefit) for income taxes	497	(2,730)	(40,470)
Net loss	$(41,558)	$(32,415)	$(22,048)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments, (net of taxes of $(171), $361 and $(47), respectively)	(498)	1,243	(47)
Comprehensive loss	$(42,056)	$(31,172)	$(22,095)

Weighted average shares outstanding:
Basic and diluted	14,498	10,519	6,937

Loss per share:
Basic and diluted	$(2.87)	$(3.08)	$(3.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Company		Predecessor
	Nine Months	Eight Months	One Month
	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	January 31, 2007

Cash flows from operating activities:
Net loss	$(41,558)	$(32,415)	$(22,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash rent expense	20,987	12,428	34
Cash received for leasehold improvements sold to Hospitality Trust	69,839	13,667	—
Share based compensation expense	782	260	4,268
Depreciation and amortization	32,516	19,333	5,786
Equity in income of joint venture	(821)	(737)	—
Amortization of deferred financing costs	312	—	267
Debt extinguishment expenses	—	—	16,140
Deferred income tax provision and change in valuation allowance	—	(2,730)	(33,827)
Provision for doubtful accounts	1,284	446	50
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(869)	(28,012)	9,112
Inventories	(1,048)	(15,357)	4,779
Other current assets	(22,578)	(15,477)	(10,452)
Accounts payable and other current accrued liabilities	7,014	924	59,966
Other, net	(7,050)	(7,938)	5,950
Net cash provided by (used in) operating activities	58,810	(55,608)	40,025

Cash flows from investing activities:
Acquisitions of businesses	—	(25,059)	—
Proceeds from asset sales	2,753	19	35
Proceeds from assets sold to Hospitality Trust	—	1,438	—
Capital expenditures	(71,153)	(75,905)	(7,176)
Net cash used in investing activities	(68,400)	(99,507)	(7,141)

Cash flows from financing activities:
Decrease in checks drawn in excess of bank balances	—	—	(8,170)
Proceeds from issuance of common shares	—	205,338	—
Long term debt repayments	—	—	(54)
Cash security for letters of credit refunded (deposited)	4,801	(37,007)	—
Net cash provided by (used in) financing activities	4,801	168,331	(8,224)

Effect of exchange rate changes on cash	(38)	114	(7)

Net increase (decrease) in cash	(4,827)	13,330	24,653

Cash and cash equivalents at the beginning of the period	148,876	245,010	55,297
Cash and cash equivalents at the end of the period	$144,049	$258,340	$79,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except for per share amounts)

1.             Basis of Presentation, Business Description and Organization

TravelCenters of America LLC, together with its subsidiaries, which we refer to collectively as the Company, we, us and our, operates and franchises travel centers under the “TravelCenters of America,” “TA” and “Petro” brands primarily along the U.S. interstate highway system. Our customers include trucking fleets and their drivers, independent truck drivers and motorists.  Our travel centers are typically 20 to 25 acre sites and provide our customers with diesel fuel and gasoline as well as non-fuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel and convenience stores and various other driver services. We also collect rents and franchise royalties from our franchisees.

The accompanying condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements. Therefore, the disclosures do not include all the information necessary for complete financial statements in accordance with GAAP.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

At September 30, 2008, our business included 236 travel centers in 41 states and in Canada, 167 of which were operated under the “Travel Centers of America” or “TA” brand names and 69 that were operated under the “Petro” brand name. We operated 189 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 47 of these travel centers, including 10 travel centers which our franchisees sublease from us and 37 travel centers which our franchisees own or lease from other lessors.

We were formed as a Delaware limited liability company on October 10, 2006. Our initial capitalization of one dollar was provided by Hospitality Properties Trust, or Hospitality Trust, on our formation date. Until January 31, 2007, we were a wholly owned, indirect subsidiary of Hospitality Trust that conducted no business activities.  On January 31, 2007, Hospitality Trust acquired Travel Centers of America, Inc., our predecessor, through a merger of a subsidiary of ours with and into TravelCenters of America, Inc., restructured the business of our predecessor and distributed our then outstanding shares to Hospitality Trust shareholders in a spin off transaction.  The principal effects of the restructuring were that (i) our predecessor became our 100% owned subsidiary, (ii) subsidiaries of Hospitality Trust that we do not own became owners of the real estate at substantially all of the travel centers and certain other assets previously owned by our predecessor, (iii) we entered a lease for that real estate and those other assets with those subsidiaries of Hospitality Trust, which we refer to as the TA Lease, and (iv) all of the outstanding indebtedness of our predecessor was repaid in full.  We refer to these January 31, 2007 events as the HPT Transaction (see Note 3). We retained the balance of the assets previously owned by our predecessor and continued their operations.  We sometimes refer to Hospitality Trust and the subsidiaries of Hospitality Trust from which we lease properties collectively as Hospitality Trust.

On May 30, 2007, we acquired Petro Stopping Centers, L.P., or Petro, from Petro Stopping Centers Holdings, L.P., or Petro Holdings, which transaction we refer to as the Petro Acquisition (see Note 3).  Also on May 30, 2007, Hospitality Trust acquired Petro Holdings, which owned the real estate of 40 Petro travel centers.  Simultaneously with Hospitality Trust’s acquisition of this real estate, we leased these 40 travel centers from Hospitality Trust. We refer to this lease as the Petro Lease.  On September 1, 2008, Petro merged with and into our wholly owned subsidiary TA Operating LLC.  At that time, Petro’s separate legal existence ceased; however, we continue to operate Petro’s travel centers under the Petro brand.

2.             Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or FAS 157. FAS 157 provides a common fair value hierarchy for companies to follow to determine fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. FAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued Staff Position 157-2 which delayed the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except for per share amounts)

value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008.  The Company adopted FAS 157 effective January 1, 2008, for its financial assets and liabilities and this adoption did not have a material effect on the consolidated financial statements.  We do not believe that the adoption, effective January 1, 2009, of FAS 157 for our non-financial assets and liabilities will have a material effect on our consolidated financial statements.

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

The following unaudited pro forma information presents our results of operations for the 2007 periods as if both the HPT Transaction and the Petro Acquisition had occurred on January 1, 2007:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Total revenues	$1,783,618	$5,234,089
Net loss	$(16,458)	$(79,844)
Loss per common share	$(1.19)	$(7.44)

These pro forma results of operations are presented for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the HPT Transaction and the Petro Acquisition occurred at the beginning of the period presented, or that may result in the future.  The pro forma results for the nine months ended September 30, 2007 include $66,554 of merger related expenses, $16,662 of debt extinguishment expenses and $4,268 of share based compensation expense, each incurred by our predecessor or Petro as a result of the HPT Transaction or our Petro Acquisition, and $15,251 of expenses related to employee retention and separation payments.  The pro forma results for the three months ended September 30, 2007 include $6,882 of expenses related to employee retention and separation payments.  We do not include motor fuel taxes in our fuel revenues and fuel cost of sales; however, prior to the Petro Acquisition, Petro included motor fuel taxes in their fuel revenues and fuel cost of sales.  For purposes of the pro forma presentation provided above, these amounts, for periods prior to May 30, 2007, have not been removed from Petro’s reported revenues for periods prior to the Petro Acquisition.  For the nine months ended September 30, 2007, the total revenues presented above include $130,240 of motor fuel taxes that were also included in fuel cost of sales.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except for per share amounts)

4.             Earnings Per Share

As of the date of the HPT Transaction and continuing through September 30, 2008, we did not have any share options or warrants outstanding.  During the quarter ended September 30, 2008, we issued 1,540,000 common shares to Hospitality Trust under the terms of a rent deferral agreement with HPT (see Note 8) and 5,000 common shares under our equity incentive plan (see Note 7).

The following table reconciles our basic earnings per common share to diluted earnings per common share.  The assumed exercise of our predecessor’s stock options and warrants, all of which were cancelled in connection with the HPT Transaction, would have had an anti-dilutive effect on loss per share for the one month period ended January 31, 2007.  Our unvested common share grants would have had an anti-dilutive effect on our loss per common share for the nine months ended September 30, 2008 and the three months and eight months ended September 30, 2007.

			Nine months	Eight months	One month
	Three months ended		ended	ended	Ended
	September 30,		September 30,	September 30,	January 31,
	2008	2007	2008	2007	2007

Determination of shares:
Weighted average common shares outstanding	15,084	13,884	14,498	10,519	6,937
Dilutive effect of unvested shares issued under equity incentive plan	275	—	—	—	—
Diluted weighted average common shares outstanding	15,359	13,884	14,498	10,519	6,937

Basic earnings (loss) per common share	$1.10	$(1.19)	$(2.87)	$(3.08)	$(3.18)
Diluted earnings (loss) per common share	$1.08	$(1.19)	$(2.87)	$(3.08)	$(3.18)

5.             Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2008	2007

Non-fuel merchandise	$109,618	$105,222
Petroleum products	39,395	42,783
Total inventories	$149,013	$148,005

6.             Restricted Investments, Current Maturities of Long Term Debt and Credit Facility

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

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except for per share amounts)

Revolving Credit Facility.  We have a $100,000 revolving credit agreement, or our credit facility, under which a maximum of $100,000 may be drawn, repaid and redrawn until maturity in November 2012. The maximum amount is subject to limits based on qualified collateral. The credit facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Credit facility borrowings bear interest at LIBOR plus a spread that is currently 100 basis points, subject to adjustment based upon facility availability, utilization and other requirements. The credit facility is collateralized principally by our accounts receivable and inventory.  On July 8, 2008, we entered an amendment to the credit facility to add as qualified collateral certain receivables and inventory related to our Petro sites, which assets had been previously excluded from the collateral supporting our credit facility.

The credit facility requires maintenance of collateral, limits the incurrence of debt and liens, restricts our making certain investments and the payment of dividends and other distributions, requires a minimum fixed charge ratio under certain circumstances and has other customary covenants and conditions. The credit facility provides for acceleration of principal and interest payments upon an event of default. Events of default include, but are not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the credit facility, and our default of the lease agreements with Hospitality Trust or our management and shared services agreement with Reit Management & Research LLC, or Reit Management.

At December 31, 2007 and September 30, 2008, there were no amounts outstanding under our revolving credit facility, but at September 30, 2008, we had outstanding $69,613 of letters of credit issued under this facility, which we caused to be issued to secure certain purchases, insurance, fuel tax and other trade obligations.

7.             Shareholders’ Equity and Equity Incentive Plans

On January 31, 2007, as part of the HPT Transaction, Hospitality Trust distributed 8,808,575 of our common shares to its shareholders in a spin off transaction.  In July and August 2007 we issued an additional 5,335,090 of our common shares in a public offering.

Pursuant to the rent deferral agreement described in Note 8, on August 11, 2008, we issued to Hospitality Trust 1,540,000 common shares, approximately 9.6% of our shares outstanding after this new issuance.  In the event we do not defer in full the permitted amounts through December 31, 2009, a pro-rata amount of our shares issued to Hospitality Trust may be repurchased by us from Hospitality Trust for nominal consideration.  This deferral agreement also includes a prohibition on share repurchases and dividends by us while any deferred rent remains unpaid.  The shares issued to Hospitality Trust were valued in the aggregate at $3,577, their estimated fair value based on the closing price of our common shares on the date of issuance, and were recorded in our consolidated financial statements as an increase in shareholders’ equity with an offsetting increase in a deferred financing cost asset that will be amortized into interest expense over the period through December 31, 2009.

Equity Incentive Plans.  An aggregate of 2,000,000 of our common shares were authorized for issuance under the terms of our 2007 Equity Compensation Plan, or the Plan.  During the nine months ended September 30, 2008, 30,000 shares were awarded under the Plan.  These awards were valued at an aggregate value of $70 based on the closing prices of our shares on the exchange on which they are traded on the dates of the grants.  As of September 30, 2008, 1,634,680 shares remained available for issuance under our Plan.  We recognized $232 and $782 of noncash share based compensation expense for the three and nine month periods ended September 30, 2008, respectively, and recognized $260 of such expense during the eight months ended September 30, 2007.

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

8.             Related Party Transactions

One of our Managing Directors, Barry Portnoy, is a managing trustee of Hospitality Trust and the Chairman and majority owner of Reit Management.  Our other Managing Director and President is also an executive vice president of Reit Management.  Our Treasurer and Chief Financial Officer is also a senior vice president of Reit Management.  In addition to providing services to us, Reit Management also provides services to Hospitality Trust.  Further, Hospitality Trust owns approximately 9.6% of our outstanding common shares.  For these reasons, we consider Hospitality Trust and Reit Management to be related parties of ours.  For a further

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except for per share amounts)

description of relationships among us, Hospitality Trust and Reit Management, please review the contracts among these parties which are publicly available as exhibits to our public filings with the Securities and Exchange Commission, or the SEC, and are accessible at the SEC website, www.sec.gov, and also see our descriptions of these relationships in our Proxy Statement for our 2008 Annual Meeting of Shareholders, the descriptions in our periodic reports filed with the SEC after the date of that Proxy Statement of certain applicable agreements entered following that date and the description of the risks which may arise from these relationships in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, all of which documents are also accessible at the SEC website.

We were formerly a 100% subsidiary of Hospitality Trust and Hospitality Trust is our principal landlord.  During 2007 we completed both the HPT Transaction and the Petro Acquisition together with Hospitality Trust.  Under these leases we are required to pay the following rent amounts: (i) minimum amounts of rent to Hospitality Trust specified in the TA Lease and the Petro Lease, (ii) additional rent to Hospitality Trust in connection with certain sales to Hospitality Trust of qualifying improvements at sites leased from Hospitality Trust, and (iii) the underlying ground lease payments at those sites subleased to us by Hospitality Trust, which ground lease payments we pay directly to the party from whom Hospitality Trust leases the site.  For certain sites, Hospitality Trust has exercised purchase options or otherwise acquired the leased properties that had previously been subleased to us and we now pay the related ground lease rents to Hospitality Trust.

Under the TA Lease, we can sell to Hospitality Trust certain capital improvements we make to properties owned by Hospitality Trust with no increase in our rent payable to Hospitality Trust.  These sales originally were limited to $125,000 with no more than $25,000 of sales permitted in any one year.  On May 12, 2008, we and Hospitality Trust amended the TA Lease.  This lease amendment permits us to sell to Hospitality Trust qualified improvements which we have made or may make to the travel centers leased from Hospitality Trust under the TA Lease on an expedited basis.  In the event that we elect to sell these capital improvements before the time contractually permitted by the original lease terms, Hospitality Trust’s purchase commitment amount is discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease.  During the nine month period ended September 30, 2008, we sold leasehold improvements to Hospitality Trust for total cash proceeds, after the discounts for accelerated receipts, of $69,838.  At September 30, 2008, $25,821 of the $125,000 total amount of the leasehold improvements saleable to Hospitality Trust with no increase in our rent remained available.

On August 11, 2008 we entered a rent deferral agreement with Hospitality Trust.  Under the terms of the deferral agreement we have the option to defer our monthly rent payments to Hospitality Trust by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010 and we are not obligated to pay cash interest on the deferred rent through December 31, 2009.  Also pursuant to the deferral agreement, we issued 1,540,000 of our common shares to Hospitality Trust (which represents approximately 9.6% of our shares outstanding after this new issuance).  In the event we do not defer our monthly payments for all the permitted amounts through December 31, 2009, we may repurchase a pro-rata amount of our shares issued to Hospitality Trust for nominal consideration.  In the event that any rents which have been deferred remain unpaid or additional rent amounts are deferred after December 31, 2009, interest on all such amounts is payable to Hospitality Trust monthly at the rate of 12% per annum, beginning January 1, 2010.  No additional rent deferrals are permitted for rent periods after December 31, 2010.  Any deferred rent (and interest thereon) not paid is due to Hospitality Trust on July 1, 2011.  Any deferred amounts (and related interest) may be prepaid at any time.  This deferral agreement also includes a prohibition on share repurchases and dividends by us while any deferred rent remains unpaid and has change of control covenants so that amounts deferred will be immediately payable to Hospitality Trust in the event we experience a change of control while deferred rent is unpaid.  As of September 30, 2008, we had deferred an aggregate of $15,000 of rent payable to Hospitality Trust.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except for per share amounts)

The following table summarizes the various amounts related to our leases with Hospitality Trust that are reflected in our operating results:

	Three Months Ended		Nine Months Ended	Eight Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Minimum base rent cash payments	$39,806	$53,932	$148,835	$123,416
Rent for improvements sold to Hospitality Trust	31	31	92	41
Rent for ground leases acquired by Hospitality Trust	2,099	511	5,044	1,258
Total rent payments to Hospitality Trust	41,936	54,474	153,971	124,715
Required straight line rent adjustments	3,424	4,299	10,564	11,464
Rent deferred under rent deferral agreement	15,000	—	15,000	—
Less capital lease obligation amortization	(540)	(480)	(1,620)	(1,280)
Less amount recognized as interest	(2,342)	(2,402)	(7,026)	(6,405)
Less deferred leasehold improvement allowance amortization	(1,692)	(1,693)	(5,077)	(4,513)
Rent to Hospitality Trust recognized as rent expense	$55,786	$54,198	$165,812	$123,981

Other current liabilities in our consolidated balance sheets at September 30, 2008 and December 31, 2007, include $13,282 and $17,987, respectively, for rent due to Hospitality Trust.  Other noncurrent liabilities in our consolidated balance sheet at September 30, 2008 included $15,000 of deferred rent payable to Hospitality Trust under the rent deferral agreement.

We are party to a management and shared services agreement with Reit Management. Reit Management assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of all our daily business activities, including legal matters, human resources, insurance programs, management information systems and the like. For these services, we pay Reit Management a fee equal to 0.6% of our fuel gross margin and 0.6% of our total non-fuel revenues. The fee is payable monthly based upon the prior month’s margin or revenues, as applicable. In connection with the payments made to Reit Management under the management and shared services agreement, for the three months ended September 30, 2008 and 2007, we recognized expense of $2,482 and $2,339, respectively, and for the nine and eight months ended September 30, 2008 and 2007 we recognized expense of $6,635 and $5,049, respectively, included in selling, general and administrative expenses.

We have a minority joint venture interest in Petro Travel Plaza Holdings LLC, which owns one travel center that we operate under a management agreement and a parcel of land upon which Petro Travel Plaza Holdings LLC is developing a new travel center that we expect to operate.  This investment is accounted for under the equity method.  We recognized equity income of $821 and $737 for the nine months ended September 30, 2008 and the eight months ended September 30, 2007, respectively.  In addition, included in our results for the nine month period ended September 30, 2008 and eight month period ended September 30, 2007 was management and accounting fee income of $285 and $129, respectively, earned from managing this joint venture.  At September 30, 2008 and December 31, 2007, we had a net payable to this joint venture of $1,742 and $4,406, respectively. On October 8, 2008 we made a capital contribution to Petro Travel Plaza Holdings LLC in the amount of $6,970 in conjunction with our joint venture partner contributing land to the joint venture, such that our ownership percentage remained at 40%.

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

At September 30, 2008, we had an accrued liability for environmental matters of $10,146, as well as a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, resulting in an estimated net amount of $3,645 to be funded by us in the future.  While it is not possible to quantify with certainty our environmental exposure, in our opinion, based upon the information now known to us, our potential liability for clean up and remediation in excess of the accrual we have recorded will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Pending Litigation

In February 2006 a subsidiary of our predecessor, Pilot Travel Centers, LLC, or Pilot, a competitor of ours, and others were sued by Flying J, Inc., or Flying J, another one of our competitors, and its affiliates in the U.S. District Court for the District of Utah.  In essence the lawsuit claimed that we, Pilot and others participated in an unlawful concerted antitrust action to refuse to accept a payment card issued by a Flying J affiliate.  Flying J and its affiliates sought damages in amounts to be determined at trial and other relief.  In April 2008 we settled this litigation by paying $5,000 and by agreeing to accept the payment card issued by one of Flying J’s affiliates.  As a result of this settlement, we were dismissed from the litigation on May 5, 2008.  The expense related to this settlement was recognized in the first quarter of 2008 in our selling, general and administrative expenses and we paid the settlement amount in April 2008.

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

On February 1, 2008, we commenced litigation against E2 Investment Partners LLC and related entities and individuals in the Delaware Court of Chancery.  On December 31, 2007, these defendants forwarded a letter to us proposing directors and other matters for consideration at our 2008 annual meeting of shareholders.  We sought a court order declaring that the defendants did not comply with our limited liability company agreement, or LLC agreement, and that therefore the defendants’ notice was invalid and their proposed nominees and other matters were not properly presented for consideration at our 2008 annual meeting.  On April 4, 2008, the Delaware Court of Chancery issued an order declaring that the defendants’ notice breached our LLC agreement and was therefore invalid and of no force or effect.  On May 8, 2008, we commenced a second litigation against the same defendants in the Delaware Court of Chancery to collect our costs and expenses arising from the defendants’ breach of our LLC agreement.  On July 2, 2008, the defendants filed an answer to our complaint and generally denied liability.  Certain defendants in this litigation have recently hired new counsel and filed a motion to dismiss.  We have opposed their motion and filed a cross motion for partial summary judgment.  No hearing has yet been scheduled for these motions.  We do not know what amounts, if any, will ultimately be collected by us.

On February 1, 2008, Alan R. Kahn filed a purported derivative action in the Delaware Court of Chancery on behalf of TA against members of our board of directors, Hospitality Trust and Reit Management. This action alleges that our directors breached their fiduciary duties in connection with the Petro Acquisition and seeks an award of unspecified damages and reformation of our Petro Lease. This action also appears to allege that Reit Management and Hospitality Trust aided and abetted our directors.  Under our LLC agreement and agreements with Reit Management and Hospitality Trust, we are liable to indemnify our directors, Hospitality Trust and Reit Management for liabilities, costs and expenses incurred by them in connection with this litigation.  On May 6, 2008, we moved to dismiss this complaint.  On June 20, 2008 the plaintiff filed an amended complaint making additional allegations regarding the members of our board of directors and withdrawing his request for reformation of the Petro Lease.  On July 2, 2008, we moved to dismiss the amended complaint.  On September 12, 2008, the plaintiff filed his answering brief in opposition to our motion to dismiss.  The answering brief stated that the plaintiff would voluntarily dismiss his claims against Reit Management and also conceded that the plaintiff was unable to effect service of process on Hospitality Trust.  On October 7, 2008, we filed our reply brief in support of our motion to dismiss.   On October 30, 2008, Mr. Kahn’s claims against Reit Management were dismissed.  A hearing on our motion to dismiss is scheduled for November 25, 2008.  We believe the plaintiff’s allegations are without merit.

Beginning in mid December 2006, a series of class action lawsuits were filed against numerous companies in the petroleum industry, including our predecessor and subsidiaries, in United States District courts in over 20 states. Major petroleum companies and significant retailers in the industry have been named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale.   One theory alleges that the plaintiffs purchased smaller quantities of motor fuel than the amount for which we and other defendants charged them because the defendants measured the amount of motor fuel delivered by volume of gallons which, at higher temperatures, contain less energy.  These “temperature cases” seek, among other relief, an order requiring the defendants to install temperature correcting equipment on their retail motor fuel dispensing devices, damages, and attorneys’ fees.   A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by the federal and various state governments from suppliers and wholesalers, who are reimbursed in the amount of the tax by us and other retailers before the fuel is sold to consumers.  These “tax cases” allege that when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap an excess profit because the customers pay more tax than the retailer paid. These “tax” cases seek, among other relief, recovery of excess taxes paid and punitive damages.  We believe that there are substantial factual and legal defenses to the theories alleged in these cases.  The cases have been consolidated into one court pursuant to multi-district litigation procedures; and, because discovery has only recently commenced, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

In November 2006 Great American Insurance Company of New York and Novartis Pharmaceuticals Corporation, or Novartis, filed a complaint in the United States District Court for the Southern District of New York against our predecessor and an

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except for per share amounts)

unrelated party Prime, Inc., or Prime, in connection with the alleged theft of a tractor trailer operated by Prime which contained Novartis pharmaceutical products.  The alleged theft occurred at our Bloomsbury, New Jersey travel center.  Novartis seeks damages up to or exceeding $30,000 together with interest and costs, attorneys’ fees and disbursements.  On January 5, 2007, our predecessor answered Novartis’ complaint and asserted a cross claim for contribution and indemnification against Prime.  On September 12, 2008, we and Prime filed motions for summary judgment as to liability and damages.  Plaintiffs filed a motion for summary judgment as to damages.  A hearing on these motions is scheduled for November 14, 2008, and a trial is scheduled to begin on January 5, 2009.  We believe that there are substantial defenses to these claims and that any liability arising from this matter may be substantially paid by one or more of our existing insurance policies or by Prime.

In March 2005, a California County, Tehama County, commenced litigation against our predecessor in the Superior Court of California, Tehama County, seeking civil penalties and injunctive relief arising out of a fuel spill which occurred in December 2003. In July 2008, Riverside and San Bernardino Counties in the State of California each filed litigation against us in the Superior Court of California for Riverside and San Bernardino Counties, respectively, seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to our predecessor’s management of underground storage tanks.  We have been involved in negotiations with these three California counties and one other California county, Shasta County, which also is alleging past violations of various state laws and regulations relating to the management of underground storage tanks, in an effort to resolve their pending and threatened claims.  Although we believe that the judgments or settlements which may result from these litigations and negotiations are unlikely to be material to us, California’s environmental laws provide for the possible assessment of large civil penalties for various violations, including some violations which do not result in environmental harm or continuing environmental risks.  In addition, only a portion of the claims being asserted by these California counties are likely to be covered under our environmental insurance policies.  Accordingly, these litigations and negotiations may result in our obligation to pay material amounts.

On October 3, 2008, we received an investigative subpoena from the Florida Department of Agriculture and Consumer Services requesting the production of documents relating to the retail price and cost of fuel at a site in Florida.  In late September and early October 2008, we received investigative demands from the Georgia Governor’s Office of Consumer Affairs requesting the production of documents relating to the retail price and cost of fuel for the period after September 10, 2008 at three sites in Georgia.  In late October 2008, we received an investigative subpoena from the Office of the Attorney General for South Carolina requesting the production of documents relating to the retail price and cost of gasoline at a site in South Carolina.  It appears that these investigations are motivated by the increase in fuel prices in the southeastern U.S. after certain refineries and fuel distribution pipelines were shut down during portions of the 2008 hurricane season.  We are complying with the requests made in the investigative subpoena and investigative demands from Florida and Georgia.

We are involved from time to time in various other legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except for per share amounts)

10.          Income Taxes

The provisions (benefits) for income taxes included in our current and historical financial statements were as follows:

	Company				Predecessor
	Three Months	Three Months	Nine Months	Eight Months	One Month
	Ended	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	January 31, 2007

Current tax provision (benefit):
Federal	$—	$7,470	$—	$—	$(6,750)
State	150	1,480	497	—	107
Foreign	—	—	—	—	—
	150	8,950	497	—	(6,643)

Deferred tax provision (benefit):
Federal	(913)	(10,931)	(20,938)	(11,901)	(31,380)
State	(114)	(1,452)	(2,487)	(1,336)	(2,432)
Foreign	(39)	—	(118)	—	(15)
	(1,066)	(12,383)	(23,543)	(13,237)	(33,827)

Total tax provision (benefit)	(916)	(3,433)	(23,046)	(13,237)	(40,470)
Change in valuation allowance	1,066	10,507	23,543	10,507	—

Net tax provision (benefit)	$150	$7,074	$497	$(2,730)	$(40,470)

Because of our short history and our history of operating losses, we do not currently recognize the benefit of any of our deferred tax assets, including tax loss carry forwards, that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized. If we later believe it is more likely than not we will recover some or all of our deferred tax assets, we will record an appropriate amount of these assets as an income tax benefit in our consolidated statement of operations at that time.  As of December 31, 2007, our federal net operating loss carryforward was approximately $50,470. Our net operating loss carryforwards will begin to expire in 2028.

Our effective tax rates for the three and nine month periods ended September 30, 2008 were a provision of 0.9% and 1.2%, respectively, which differed from the statutory rate primarily due to recognition of a valuation allowance against our net deferred tax assets and to state income taxes net of the federal tax effect.  Our effective tax rate for the three and eight month periods ended September 30, 2007 and our predecessor’s effective tax rate for the one month ended January 31, 2007 were a provision of 75.4%, and benefits of 7.8% and 64.7%, respectively.  Our tax rates for the three and eight month periods ended September 30, 2007, differed from the statutory rate primarily due to state income taxes, net of the federal tax effect.  Our predecessor’s tax rate for the one month ended January 31, 2007 differed from the statutory rate primarily due to deductibility for tax purposes of expenses related to stock options that were not expensed for financial reporting purposes, partially offset by certain merger related expenses recognized in the financial statements which were not deductible for income tax purposes.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except for per share amounts)

11.          Supplemental Cash Flow Information.

	Company		Predecessor
	Nine Months	Eight Months	One Month
	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	January 31, 2007

Supplemental disclosure of cash flow information:
Interest paid (net of capitalized interest)	$19,233	$362	$32,179
Income taxes paid (net of refunds)	(4,639)	6,541	740

Noncash investing and financing activities:
Issuance of common shares	$4,358	$260	$—

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

Our fuel costs are subject to potentially material changes as a result of the market prices of diesel fuel and gasoline, as well as the availability of these products. These factors are subject to the worldwide petroleum products supply chain, which historically has incurred material price changes as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment. Over the past few years there has been a significant increase in the cost of diesel fuel and gasoline; first, as crude oil demand increased during the previous economic recovery in the United States and events such as Hurricanes Gustav, Ike and Katrina affected the supply system; then as economic growth in certain developing economies, such as China and India, increased demand for petroleum products; and, more recently, as the world value of the U.S. dollar has declined and as speculation in the price of these commodities has increased. We expect that, although most increases in our costs for these products can largely be passed on to our customers over time, increased prices can result in negative effects on our sales and profitability and material increases in our working capital requirements. We expect that petroleum products markets will continue to be volatile during the next 12 months.

Summary of Travel Center Site Counts

The changes in the number of our sites (company operated, franchisee leased and operated or franchisee owned and operated) are significant factors that influenced the changes in our results of operations. The following table summarizes the changes in the composition of our business from December 31, 2006 through September 30, 2008:

			Franchisee
			Owned
	Company	Franchisee	and
	Operated	Operated	Operated	Total
Number of travel centers at December 31, 2006	140	10	13	163

January - September 2007 Activity:
Acquisition of franchised travel center	1	—	(1)	—
Petro acquisition	45	—	24	69
New travel centers	2	—	1	3
Closed travel center	(1)	—	—	(1)
Number of travel centers at September 30, 2007	187	10	37	234

October - December 2007 Activity:
New travel centers	2	—	—	2
Number of travel centers at December 31, 2007	189	10	37	236

January – September 2008 Activity:
No activity	—	—	—	—
Number of travel centers at September 30, 2008	189	10	37	236

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

Results of Operations

Three months ended September 30, 2008 compared to September 30, 2007

The following table summarizes our results for the three month periods ended September 30, 2008 and 2007.

	Three Months Ended September 30,		$	%
(dollars in millions)	2008	2007	Change	Change

Revenues:
Fuel	$1,832.4	$1,447.6	$384.8	26.6%
Non-fuel	321.4	332.1	(10.7)	-3.2%
Rent and royalties	3.9	3.9	0.0	-2.1%
Total revenues	2,157.7	1,783.6	374.1	21.0%

Cost of goods sold (excluding depreciation):
Fuel	1,747.1	1,392.6	354.5	25.5%
Non-fuel	135.0	143.1	(8.1)	-5.7%
Total cost of goods sold (excluding depreciation)	1,882.1	1,535.7	346.4	22.6%

Operating expenses:
Site level operating expenses	166.6	163.3	3.3	2.0%
Selling, general & administrative expense	21.3	32.6	(11.3)	-34.8%
Real estate rent	58.7	57.9	0.8	1.4%
Depreciation and amortization expense	10.4	6.0	4.4	74.8%
Total operating expenses	257.0	259.8	(2.8)	-1.1%

Income (loss) from operations	18.6	(11.9)	30.5	257.0%
Equity income in joint venture	0.5	0.5	0.0	-15.0%
Interest income	0.9	7.1	(6.2)	-87.8%
Interest expense	(3.2)	(5.1)	1.9	-38.3%
Income (loss) before income taxes	16.8	(9.4)	26.2	279.1%
Provision for income taxes	0.1	7.1	(7.0)	-97.9%
Net income (loss)	$16.7	$(16.5)	$33.2	201.2%

Same Site Comparisons. A travel center is included in the following same site comparisons if it was continuously operated by us from July 1, 2007 through September 30, 2008 or, in the case of rent revenues and royalty revenues, by a franchisee of ours or the prior owner of Petro for that same period. Travel centers are not excluded from the same site comparisons as a result of expansions in their size or in the services offered.

	Three Months Ended September 30,		$	%
(gallons and dollars in millions)	2008	2007	Change	Change

Number of company operated travel centers	185	185	—	—

Fuel sales volume (gallons) (1)	491.4	595.0	(103.6)	-17.4%
Fuel margin(1)	$86.5	$57.3	$29.2	50.9%
Total non-fuel revenues (1)	$318.2	$332.2	$(14.0)	-4.2%
Operating expenses (1) (2)	$164.1	$163.0	$1.1	0.7%

Number of franchisee operated travel centers	46	46	—	—
Rent and royalty revenues	$3.9	$3.9	$0.0	-2.6%

(1)	Includes fuel volume, fuel margin, revenues and expenses of company operated travel centers only.
(2)	Excludes real estate rent expense, Petro integration expenses, legal settlement expense and previously deferred maintenance costs which were expensed under GAAP.

Revenues. Revenues for the three month period ended September 30, 2008, were $2,157.7 million, which represented an increase from the quarter ended September 30, 2007, of $374.1 million, or 21.0%, primarily related to increases in fuel prices.

Fuel revenues were 84.9% of total revenues for the quarter ended September 30, 2008, as compared to 81.1% for the same period in 2007.  Fuel revenue for the quarter ended September 30, 2008, increased by $384.8 million, or 26.6%, as compared to the same period in 2007. This increase was principally the result of increases in fuel prices.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in millions)	Sold	Revenues

Results for three months ended September 30, 2007	627.7	$1,447.6

Increase due to petroleum products price changes	—	659.8
Decrease due to same site volume changes	(103.6)	(237.5)
Increase due to net company operated sites added since July 1, 2007	4.3	10.2
Decrease due to wholesale fuel business sales volume variations	(20.5)	(47.7)
Net increase (decrease) from prior year period	(119.8)	384.8

Results for three months ended September 30, 2008	507.9	$1,832.4

On a same site basis for our company operated TA and Petro sites, fuel sales volume decreased by 103.6 million gallons, or 17.4%, during the three months ended September 30, 2008 compared to the same period in 2007.  We believe the same site fuel sales volume decrease resulted primarily from a decline in trucking activity that was largely attributable to the slowing of economic activity in the U.S., particularly the declines in the shipments of durable goods, including new home building supplies, as well as a decline in imports into the U.S. that are transported by truck, combined with the high cost of fuel negatively affecting the demands for fuel during the 2008 periods as compared to the 2007 periods. We believe the same site fuel sales volume decrease also resulted from decreased demand from motorists as a result of the high cost of fuel to consumers and the general condition of the U.S. economy.  Some portion of our fuel volume declines experienced in the 2008 period may be the result of our strategic fuel pricing decision to not compete for lower margin fuel business.  In addition, a portion of the fuel volume declines experienced in the 2008 period were also the result of our decision to reduce our wholesale fuel business activities in March 2008.

Non-fuel revenues were 15.0% of total revenues for the quarter ended September 30, 2008, as compared to 18.6% for the same period in 2007.  Non-fuel revenues for the three months ended September 30, 2008 were $321.4 million, a decrease of $10.7 million, or 3.2%, as compared to the same period in 2007.  The change between years is primarily related to the decline in sales at those sites we operated during both periods, partially offset by our price increases.  On a same site basis for our company operated TA and Petro sites, non-fuel revenues decreased by $14.0 million, or 4.2% during the three months ended September 30, 2008 compared to the same period in 2007.  We believe the same site non-fuel revenue decrease reflects decreased customer traffic in our travel centers as a result of many of the factors affecting our fuel sales volumes partially offset by the impact of our sales and marketing initiatives.

Rent and royalty revenues for the three months ended September 30, 2008 were $3.9 million, representing no change from the same period in 2007.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended September 30, 2008, was $1,882.1 million, an increase of $346.4 million, or 22.6%, as compared to the same period in 2007, which was primarily attributable to increased fuel costs.  Fuel cost of goods sold for the quarter ended September 30, 2008 of $1,747.1 million increased by $354.5 million, or 25.5%.  The increase in fuel cost of goods sold for the quarter ended September 30, 2008 as compared to the same period in 2007 primarily resulted from commodity price increases partially offset by the fuel sales volumes decreases described above.

Non-fuel cost of goods sold for the three months ended September 30, 2008 was $135.0 million, a decrease of $8.1 million, or 5.7%, as compared to the same period in 2007.  Non-fuel cost of goods sold also decreased due to same site non-fuel sales decreases noted above, partially offset by increases in product unit costs and from sites added in 2007.  Non-fuel cost of goods sold as a percentage of non-fuel revenue was 42.0% for the quarter ended September 30, 2008 compared to 43.1% for the same period in 2007.

Site level operating expenses. Site level operating expenses for the three months ended September 30, 2008, were $166.6 million, an increase of $3.3 million, or 2.0%, as compared to the same period in 2007; $1.2 million of this increase resulted from company operated locations added since June 2007.

On a same site basis for our company operated TA and Petro sites, site level operating expenses increased by $1.1 million, or 0.7% in the three months ended September 30, 2008 compared to the same period in 2007.  During the 2008 third quarter we experienced decreases as compared to the prior year period in labor and related benefits and payroll tax costs as a result of our March 2008 workforce reduction, other labor control initiatives and the lower sales volumes during the quarter.  These savings were offset by increases in other operating expenses that are not as directly related to our volume of business, primarily utilities, real estate and other taxes not based on income, payment card transaction fees and the cost of maintaining our operating locations.  On a same site basis, site level operating expenses as a percentage of non-fuel revenues for the quarter ended September 30, 2008 were 51.6%, compared to 49.1% for the same period in 2007.  The increase in operating expenses as a percentage of non-fuel revenues results from the fact that a certain portion of our expenses are fixed in nature so decreases in non-fuel revenues do not result in a corresponding decrease in site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended September 30, 2008 were $21.3 million, a decrease of $11.3 million, or 34.8%, as compared to the same period in 2007.  This decrease primarily resulted from the elimination of costs associated with Petro’s El Paso, Texas headquarters, which was closed earlier in 2008, combined with a reduction of expense related to severance and retention payments to certain current and former employees.  This decrease also resulted from our cost saving strategies, including our March 2008 workforce reduction and a decrease in legal fees and other costs related to the litigation matters discussed in Note 9 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Real estate rent expense.  Rent expense for the three months ended September 30, 2008 was $58.7 million, an increase of $0.8 million as compared to the same period in 2007.  Under our real estate leases, we paid rent of $44.7 million during the three months ended September 30, 2008 of which $2.3 million was recognized as interest expense and $0.5 million was recognized as a reduction of our capital lease obligation.  We accrued $3.4 million of noncash rent expense to recognize rent expense on a straight line basis over the terms of those leases that include rent escalation provisions and amortized $1.7 million of our deferred leasehold improvement allowance as a reduction of rent expense.  In addition, we accrued $15.0 million of rent expense which was not paid in cash pursuant to our rent deferral agreement with Hospitality Trust.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended September 30, 2008 was $10.4 million, an increase of $4.4 million, or 74.8%, as compared to the same period in 2007 that resulted from an increase in our depreciable assets.

Income (loss) from operations.  Net income from operations for the three months ended September 30, 2008, was $18.6 million, an increase of $30.5 million, or 257.0%, as compared to the same period in 2007. This increase was the result of the changes in revenues and expenses described above.

Interest income and expense.  Interest income and expense consisted of the following:

	Three Months Ended September 30,		$
(dollars in millions)	2008	2007	Change

Accretion of leasehold improvement receivable	$0.4	$1.5	$(1.1)
Interest income on restricted investments	—	2.4	(2.4)
Other interest income	0.5	3.2	(2.7)
Total interest income	$0.9	$7.1	$(6.2)

Interest on the defeased 9% Notes	$—	$2.4	$(2.4)
Rent expense classified as interest	2.3	2.4	(0.1)
Amortization of deferred financing costs	0.2	—	0.2
Other interest expense	0.7	0.3	0.4
Total interest expense	$3.2	$5.1	$(1.9)

The decrease in other interest income was primarily attributable to reduced interest income on our lower cash balances in the third quarter of 2008 as compared to the same period in 2007, and declining interest rates.  The decline in interest expense in the third quarter of 2008 as compared to the same period in 2007 was due to the repayment of the Petro notes in February 2008.

Income tax provision (benefit).  Our effective tax rates for the three month periods ended September 30, 2008 and 2007 were provisions of 0.9% and 75.4%, respectively. The rate for the 2008 period differs from the statutory rate due to an increase in the valuation allowance against our net deferred tax assets, and to state income taxes net of the federal tax effect.  For the 2007 period, the effective tax rate differs from the statutory rate primarily due to state income taxes net of the federal tax effect.

Nine months ended September 30, 2008 compared to September 30, 2007

We were spun off from Hospitality Trust on January 31, 2007, and had no operations prior to that time.  For the purpose of discussing our nine month historical results of operations, the following table combines our results for the eight months ended September 30, 2007, which include the results of Petro only from May 30, 2007, and the results of our predecessor for the one month ended January 31, 2007, without pro forma adjustments, and compares these combined results of operations to our results for the nine months ended September 30, 2008.  The data has been presented to facilitate our discussion below of the trends and changes affecting our operating results.  It has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that actually would have resulted had the HPT Transaction occurred on January 1, 2007, and is not indicative of our future results of operations.  Due to the Petro Acquisition on May 30, 2007, the results for the 2007 period may not be an appropriate basis for comparison to our current year results.  The results shown for the 2007 period include the results from Petro beginning on May 30, 2007 and do not include pro forma adjustments.

	Company		Predecessor	Combined
	Nine	Eight	One	Nine
	Months	Months	Month	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	January 31,	September 30,	$	%
(dollars in millions)	2008	2007	2007	2007	Change	Change

Revenues:
Fuel	$5,415.5	$3,266.0	$285.1	$3,551.1	$1,864.4	52.5%
Non-fuel	916.9	732.4	66.8	799.2	117.7	14.7%
Rent and royalties	11.0	8.4	0.8	9.2	1.8	19.7%
Total revenues	6,343.4	4,006.8	352.7	4,359.5	1,983.9	45.5%

Cost of goods sold (excluding depreciation):
Fuel	5,227.9	3,153.5	270.7	3,424.2	1,803.7	52.7%
Non-fuel	384.5	309.6	27.5	337.1	47.4	14.1%
Total cost of goods sold (excluding depreciation)	5,612.4	3,463.1	298.2	3,761.3	1,851.1	49.2%

Operating expenses:
Site level operating expenses	484.5	361.2	36.1	397.3	87.2	22.0%
Selling, general & administrative expense	77.3	69.6	8.9	78.5	(1.2)	-1.5%
Real estate rent	174.8	132.2	0.9	133.1	41.7	31.3%
Depreciation and amortization expense	32.5	19.3	5.8	25.1	7.4	29.4%
Merger related expenses	—	—	45.0	45.0	(45.0)	-100.0%
Total operating expenses	769.1	582.3	96.7	679.0	90.1	13.3%

Loss from operations	(38.1)	(38.6)	(42.2)	(80.8)	42.7	-52.8%
Debt extinguishment expense	—	—	(16.1)	(16.1)	16.1	-100.0%
Equity income in joint venture	0.8	0.7	—	0.7	0.1	11.4%
Interest income	6.2	12.2	1.1	13.3	(7.1)	-53.6%
Interest expense	(9.9)	(9.4)	(5.3)	(14.7)	4.8	-32.8%
Loss before income taxes	(41.0)	(35.1)	(62.5)	(97.6)	56.6	-58.0%
Provision (benefit) for income taxes	0.5	(2.7)	(40.5)	(43.2)	43.7	-101.2%
Net loss	$(41.5)	$(32.4)	$(22.0)	$(54.4)	$12.9	-23.7%

Same Site Comparisons. A travel center is included in the following same site comparisons if it was continuously operated by us, our predecessor or the prior owner of the Petro sites from January 1, 2007 through September 30, 2008 or, in the case of rent revenues and royalty revenues, by a franchisee of ours, our predecessor, or the prior owner of Petro for that same period. Travel centers are not excluded from the same site comparisons as a result of expansions in their size or in the services offered.

	Nine Months Ended September 30,
(gallons and dollars in millions)	Company 2008	Combined 2007	$ Change	% Change

Number of company operated travel centers	182	182	—	—

Fuel sales volume (gallons) (1)	1,518.6	1,793.6	(275.0)	-15.3%
Fuel margin(1)	$188.2	$156.8	$31.5	20.1%
Total non-fuel revenues (1)	$900.9	$933.1	$(32.2)	-3.5%
Operating expenses (1), (2)	$470.8	$468.3	$2.5	0.5%

Number of franchisee operated travel centers	46	46	—	—
Rent and royalty revenues	$10.8	$11.2	$(0.4)	-3.0%

(1)	Includes fuel volume, fuel margin, revenues and expenses of company operated travel centers only.
(2)	Excludes real estate rent expense, Petro integration expenses, legal settlement expense and previously deferred maintenance costs which were expensed under GAAP.

Revenues. Revenues for the nine months ended September 30, 2008, were $6,343.4 million, which represented an increase from the nine months ended September 30, 2007, of $1,983.9 million, or 45.5%, that is primarily attributable to the Petro Acquisition and increases in fuel prices.

Fuel revenues were 85.4% of total revenues for the nine months ended September 30, 2008, as compared to 81.5% for the same period in 2007.  Fuel revenue for the nine months ended September 30, 2008, increased by $1,864.4 million, or 52.5%, as compared to the same period in 2007. This increase was principally the result of sites added in 2007, including the Petro sites, and increases in fuel sales prices.

The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in millions)	Sold	Revenues

Results for nine months ended September 30, 2007	1,609.3	$3,551.1

Increase due to petroleum products price change	—	1,782.0
Increase (decrease) due to same site volume change	(211.7)	(468.7)
Increase due to Petro sites added	221.5	602.0
Increase due to other net company operated sites added since January 1, 2007	21.6	47.7
Decrease due to wholesale fuel business sales volume variations	(45.8)	(98.6)
Net increase (decrease) from prior year period	(14.4)	1,864.4

Results for nine months ended September 30, 2008	1,594.9	$5,415.5

On a same site basis for our company operated TA and Petro sites, fuel sales volume decreased by 275.0 million gallons, or 15.3%, during the nine months ended September 30, 2008 as compared to the same period in 2007.  We believe the same site fuel sales volume decrease resulted primarily from a decline in trucking activity that was largely attributable to the slowing of economic activity in the U.S., particularly the declines in the shipments of durable goods, including new home building supplies, as well as a decline in imports into the U.S. that are transported by truck, combined with the high cost of fuel negatively affecting the demand for fuel during the 2008 periods as compared to the 2007 periods. Some of our same site fuel volume declines experienced in the 2008 period may be the result of our strategic fuel pricing decision not to compete for lower margin fuel business, especially during the three months ended September 30, 2008.  A portion of the fuel volume declines experienced in the 2008 period were also the result of our decision to reduce our wholesale fuel business in March 2008.

Non-fuel revenues were 14.5% of total revenues for the nine months ended September 30, 2008, as compared to 18.3% for the same period in 2007.  Non-fuel revenues for the nine months ended September 30, 2008 were $916.9 million, an increase of $117.7 million, or 14.7%, as compared to the same period in 2007. Of this increase, $114.5 million related to the company operated sites added in the Petro Acquisition on May 30, 2007, and $16.1 million from other sites added in 2007. The remainder of the change between years is related to the decline in sales at those sites we operated during both periods, partially offset by our price increases.  On a same site basis for our company operated TA and Petro sites, non-fuel revenues decreased by $32.2 million, or 3.5%.  We believe the same site non-fuel revenue decrease reflects decreased customer traffic in our travel centers as a result of the factors affecting our fuel sales volumes partially offset by the impact of our sales and marketing initiatives and price increases.

Rent and royalty revenues for the nine months ended September 30, 2008 were $11.0 million, an increase of $1.8 million, or 19.7%, as compared to the same period in 2007. This increase was primarily the result of the 24 Petro franchisee sites added on May 30, 2007.

Cost of goods sold (excluding depreciation). Cost of goods sold for the nine months ended September 30, 2008, was $5,612.4 million, an increase of $1,851.1 million, or 49.2%, as compared to the same period in 2007, which was primarily attributable to the cost of goods sold at the Petro locations acquired on May 30, 2007 and increased fuel costs.  Fuel cost of goods sold for the nine months ended September 30, 2008 of $5,227.9 million increased by $1,803.7 million, or 52.7%, of which $839.2 million resulted from fuel sales at the Petro locations acquired on May 30, 2007. The increase in fuel cost of goods sold for the nine months ended September 30, 2008 as compared to the same period in 2007 also resulted from commodity price increases partially offset by the fuel sales volumes decreases described above.

Non-fuel cost of goods sold for the nine months ended September 30, 2008 was $384.5 million, an increase of $47.4 million, or 14.1%, as compared to the same period in 2007, of which $52.2 million resulted from non-fuel sales at the Petro locations acquired on May 30, 2007, partially offset by the same site non-fuel sales decreases noted above.  Non-fuel cost of goods sold as a percentage of non-fuel revenue was 41.9% for the nine months ended September 30, 2008 compared to 42.2% for the same period in 2007.

Site level operating expenses. Site level operating expenses for the nine months ended September 30, 2008, were $484.5 million, an increase of $87.2 million, or 22.0%, as compared to the same period in 2007. This increase primarily resulted from $62.5 million in site level operating expenses at the Petro locations acquired on May 30, 2007, and $6.8 million from the other company operated locations added in 2007.  On a same site basis for our company operated TA and Petro sites, site level operating expenses increased by $2.5 million, or 0.5% in the nine months ended September 30, 2008 compared to the same period in 2007.  The increase in site level operating expenses on a same site basis was primarily the result of increases over the prior year period in expenses that are not as directly related to our volume of business such as utilities, maintenance, real estate taxes and other taxes not based on income, payment card transaction fees, our company operated vehicle fuel expenses and the cost of maintaining our operating locations.  These increases were partially offset by decreases in labor and related benefits and payroll tax expense as a result of our March 2008 workforce reduction, other labor control initiatives and the lower sales volumes.  On a same site basis, site level operating expenses as a percentage of non-fuel revenues for the nine months ended September 30, 2008 were 52.3%, compared to 50.2% for the same period in 2007.  The increase in operating expenses as a percentage of non-fuel revenues is partially due to the above increases and because some of our expenses are fixed in nature so decreases in non-fuel revenues do not result in a corresponding decrease in site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2008 were $77.3 million, a decrease of $1.2 million, or 1.5%, as compared to the same period in 2007.  This decrease primarily resulted from the elimination of costs associated with Petro’s El Paso, Texas headquarters, a reduction of expense related to severance and retention payments to certain current and former employees and a reduction in share based compensation expense.  This decrease also resulted from our cost saving initiatives, including our March 2008 workforce reduction.  These decreases were partially offset by the increased costs as a result of the Petro Acquisition and other company growth; the increases in legal fees and other costs related to the litigation matters discussed in Note 9 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, including the Flying J litigation settlement in 2008.

Real estate rent expense.  Rent expense for the nine months ended September 30, 2008 was $174.8 million, an increase of $41.7 million as compared to the same period in 2007.  This increase was primarily attributable to our lease agreements that became effective on January 31, 2007 and May 30, 2007. Under our real estate leases, we paid rent of $162.4 million during the nine months ended September 30, 2008 of which $7.0 million was recognized as interest expense and $1.6 million was recognized as a reduction of our capital lease obligation.  We accrued $10.6 million of noncash rent expense to recognize rent expense on a straight line basis over the terms of those leases that include rent escalation provisions and amortized $5.0 million of our deferred leasehold improvement allowance as a reduction of rent expense.  In addition, we accrued $15.0 million as rent expense which was deferred pursuant to the terms of our rent deferral agreement with Hospitality Trust.

Depreciation and amortization expense.  Depreciation and amortization expense for the nine months ended September 30, 2008 was $32.5 million, an increase of $7.4 million, or 29.4%, as compared to the same period in 2007.  This increase was primarily attributable to assets acquired in the Petro Acquisition and a $1.6 million charge recorded in the first three months of 2008 in connection with canceling contracts and letters of intent for various development projects and acquisitions we decided not to pursue.

Merger related expenses.  During January 2007, our predecessor recognized a charge of $45.0 million related to expenses incurred in marketing itself for sale and completing the HPT Transaction.  These costs primarily consisted of investment banking fees, other transaction advisory fees and management bonus payments.

Income (loss) from operations. Net loss from operations for the nine months ended September 30, 2008, was $38.1 million, an improvement of $42.7 million, or 52.8%, as compared to the same period in 2007. This decrease was the result of the changes in revenues and expenses described above.

Interest income and expense.  Interest income and expense consisted of the following:

	Nine Months Ended September 30,		$
(dollars in millions)	2008	2007	Change

Accretion of leasehold improvement receivable	$3.3	$4.0	$(0.7)
Interest income on restricted investments	1.2	3.2	(2.0)
Other interest income	1.7	6.1	(4.4)
Total interest income	$6.2	$13.3	$(7.1)

Interest on our predecessor’s debt	$—	$4.4	$(4.4)
Interest on the defeased 9% Notes	1.3	3.2	(1.9)
Rent expense classified as interest	7.0	6.4	0.6
Amortization of deferred financing costs	0.3	0.3	—
Other interest expense	1.3	0.4	0.9
Total interest expense	$9.9	$14.7	$(4.8)

The restricted investments were used to repay the defeased 9% notes in full on February 15, 2008.  The decrease in other interest income was primarily attributable to reduced interest income on our lower cash balance in the first nine months of 2008 as compared to the same period in 2007, and declining interest rates.  Our predecessor’s debt was retired on January 31, 2007 as part of the HPT Transaction.

Income tax provision (benefit).  Our effective tax rates for the nine month periods ended September 30, 2008 and 2007 were a provision of 1.2% and a benefit of 44.2%, respectively. The rate for the 2008 period differs from the statutory rate due to a $22.5 million increase in the valuation allowance against our net deferred tax assets, and to state income taxes net of the federal tax effect.  For the 2007 period, the effective tax rate differs from the statutory rate primarily due to items affecting our predecessor in the one month ended January 31, 2007, including the deductibility for tax purposes of expenses related to stock options of our predecessor that were not expensed for financial reporting purposes, partially offset by certain merger related expenses recognized in the financial statements by our predecessor which were not deductible for income tax purposes.

Seasonality

Our revenues during a year are often lowest in the first quarter when movement of freight by professional truck drivers and motorist travel are at their lowest levels in each calendar year. Our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because, while the beginning of the fourth quarter is often positively impacted by increased movement of freight in preparation for various national holidays, that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers toward the end of the year.  While our revenues are modestly seasonal, the quarterly variations in our operating income may reflect greater seasonal differences because our rent and other costs do not vary seasonally.

Inflation and Deflation

Inflation, or a general increase in prices, will likely have more negative than positive impacts on our business.  Rising prices may allow us to increase revenues, but also likely will increase our operating costs.  Also, rising prices for fuel and other products we sell increase our working capital requirements and appear to cause some of our customers to reduce their purchases of our goods and services.  Because significant components of our expenses are fixed, we may not be able to realize expense reductions which match declines in general price levels, or deflation.

Workforce Reduction

In March 2008, we announced we had reduced the workforce at our headquarters and other locations.  We recognized a severance charge of $1.6 million during the 2008 first quarter as a result of this reduction in workforce.  Reductions were also made to our hourly workforce starting in March 2008.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our operating expenses, including rent, and to fund our capital expenditures and other working capital requirements. Our principal sources of liquidity to meet these requirements are our operating cash flow, our cash balance, our credit facility, our ability to sell qualified capital improvements to Hospitality Trust under the terms of our leases with Hospitality Trust, and our ability to defer up to $5 million per month of rent through December 2010 and defer payment of any deferred rent amounts until July 2011.

Under the TA Lease, we can sell to Hospitality Trust certain capital improvements we make to properties owned by Hospitality Trust with no increase in our rent payable to Hospitality Trust.  These sales were originally limited to $125 million with no more than $25 million in any year.  On May 12, 2008, we and Hospitality Trust amended the TA Lease to permit us to sell these capital improvements to Hospitality Trust earlier than previously permitted.  In the event that we elect to sell these capital improvements before the time contractually permitted by the original lease terms, Hospitality Trust’s purchase commitment is discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease.  During the first nine months of 2008, we sold $69.8 million of capital improvements to Hospitality Trust for no increase in our rent.  As of September 30, 2008, $25.8 million of the $125 million maximum amount remained available for sale by us to Hospitality Trust.

As of September 30, 2008, under our rent deferral arrangement with Hospitality Trust, we had deferred $15 million of rent that is due to Hospitality Trust not later than July 1, 2011.  Based on current economic and industry conditions, we expect that we will elect to defer $5.0 million of rent payments due Hospitality Trust for each month through at least March 2009 and perhaps thereafter.

The primary risks we face with respect to our operating cash flow are decreased demand for our products and services which may be caused by the volatility and high prices for petroleum products or the general economic slowing of commercial activities in the U.S. and in the U.S. trucking industry, as well as increased working capital which may be associated with increases in fuel costs. A reduction of our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods. Also, a significant increase in the prices we must pay to obtain fuel or decrease in the time we have to pay our trade creditors may increase our cash working capital requirements materially.  The current economic conditions in the trucking industry, in conjunction with the high cost of fuel, may lead to increased cash investment in accounts receivable should customers slow their payments to us and may also lead to an increase in our rate of bad debt write offs.

Assets and Liabilities

Our total current assets at September 30, 2008, were $474.6 million, compared to our total current assets of $746.0 million at December 31, 2007.  At September 30, 2008, and December 31, 2007, we had cash and cash equivalents of $144.0 million and $148.9 million, respectively.  Our current liabilities were $291.9 million at September 30, 2008, compared to our current liabilities of $567.8 million at December 31, 2007.

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

Changes in accounts receivable, inventories, accounts payable and accrued expenses were primarily the result of higher fuel prices during the past nine months and higher costs of other inventory and expense items we purchase and sell.

During the nine months ended September 30, 2008, we had a net loss of $41.5 million, net cash inflows from operating activities of $58.8 million, net cash outflows from investing activities of $68.4 million and net cash inflows from financing activities of $4.8 million that resulted in a $4.9 million decrease in our cash balance between December 31, 2007 and September 30, 2008.  At September 30, 2008, we had cash and cash equivalents of $144.0 million.

At September 30, 2008, we had a leasehold improvement receivable totaling $21.8 million that represents the estimated discounted amount of funds as of that date that we expect to receive from Hospitality Trust in connection with our sales of leasehold improvements to Hospitality Trust under our lease with Hospitality Trust for TA branded travel centers.

We also own a portfolio of operating real estate and developable land which may be a source of additional liquidity over time to the extent it can be financed or sold; however, we do not believe these assets can be readily converted to cash in the present capital market conditions.

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

Revolving Credit Facility

We have a revolving credit agreement under which a maximum of $100 million may be drawn, repaid and redrawn until maturity in November 2012. The maximum amount is subject to limits based on qualified collateral. The credit facility may be used for general business purposes, including the issuance of letters of credit. Generally, no principal payments are due until maturity in November 2012. Credit facility borrowings bear interest at LIBOR plus a spread that is currently 100 basis points, subject to adjustment based upon facility availability, utilization and other requirements. The credit facility is collateralized principally by our accounts receivable and inventory.  On July 8, 2008, we entered an amendment to the credit facility to add certain previously excluded receivables and inventory as qualified collateral.  On July 8, 2008, we entered an amendment to the credit facility to add as qualified collateral certain receivables and inventory related to our Petro sites, which assets had been previously excluded from the collateral supporting our credit facility.

The credit facility requires maintenance of collateral, limits the incurrence of debt and liens, restricts the making of certain investments and the payment of dividends and other distributions, requires a minimum fixed charge ratio under certain circumstances and has other customary covenants and conditions. The credit facility provides for acceleration of principal and interest payments upon an event of default. Events of default include, but are not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the credit facility, and our default of our lease agreements with Hospitality Trust or our management and shared services agreement with Reit Management.

At December 31, 2007 and September 30, 2008, there were no amounts outstanding under our revolving credit facility, but at September 30, 2008, we had outstanding $69.6 million of letters of credit issued under this facility, which we caused to be issued to secure certain purchases, insurance, fuel tax and other trade obligations.  These letters of credit reduce the amount available for borrowing under our credit facility.

Investment Activities

Market conditions and other factors have caused us to cancel contracts and letters of intent for the acquisition of several operating and greenfield development sites and to stop development activities at the eight greenfield development sites we own.  In connection with our abandoning these various projects, we recognized a charge of $1.6 million during the nine months ended September 30, 2008.

Our current capital plan for 2008 is unchanged from the second quarter and anticipates expenditures of approximately $100 million during 2008.  For the nine months ended September 30, 2008, we invested approximately $71 million in capital projects.  In October 2008 we made a cash capital contribution of approximately $7 million in the joint venture in which we acquired a minority interest as part of our Petro Acquisition.  In conjunction with our $7 million cash capital contribution, our joint venture partner contributed land to the joint venture such that our ownership percentage in the joint venture remained at 40%.

Off Balance Sheet Arrangements

As part of the Petro Acquisition, we acquired a minority interest in a joint venture that owns one travel center that we operate. This travel center is encumbered by mortgage debt of approximately $9.8 million as of September 30, 2008. We account for the investment in this joint venture under the equity method of accounting and, therefore, we have not recorded a liability for this mortgage debt. Petro was not and we are not directly liable for this debt, but the carrying value of our investment in this joint venture could be adversely affected if the joint venture defaulted on this debt and the joint venture’s property was used to satisfy this debt.  On October 8, 2008 we invested approximately $7.0 million in this joint venture in connection with plans to develop a new travel center on land owned by the joint venture in Southern California in 2009. This development also may be financed by the issuance of additional debt by the joint venture.

Some of our customers at Petro branded locations were billed for fuel purchases by a third party that settled those transactions with us. In certain circumstances involving nonpayment by a customer, the payments we received were subject to our repayment to this third party. At September 30, 2008, the total amount of this repayment risk was $8.4 million.  We expect to terminate this billing program during the fourth quarter of 2008.

Related Party Transactions

One of our Managing Directors, Barry Portnoy, is a managing trustee of Hospitality Trust and the Chairman and majority owner of Reit Management.  Our other Managing Director and President is also an executive vice president of Reit Management.  Our Treasurer and Chief Financial Officer is also a senior vice president of Reit Management.  In addition to providing services to us, Reit Management also provides services to Hospitality Trust.  Further, Hospitality Trust owns approximately 9.6% of our outstanding common shares.  For these reasons, we consider Hospitality Trust and Reit Management to be related parties of ours.  For a further description of the relationships among us, Hospitality Trust and Reit Management, please review the contracts among these parties which are publicly available as exhibits to our public filings with the Securities and Exchange Commission, or the SEC, and are accessible at the SEC website, www.sec.gov, and also see our descriptions of these relationships in our Proxy Statement for our 2008 Annual Meeting of Shareholders, the descriptions in our periodic reports filed with the SEC after the date of that Proxy Statement of certain applicable agreements entered following that date and the description of the risks which may arise from these relationships in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, all of which documents are also accessible at the SEC website.

We were formerly a 100% subsidiary of Hospitality Trust and Hospitality Trust is our principal landlord.  During 2007 we completed both the HPT Transaction and the Petro Acquisition together with Hospitality Trust.  Our leases with Hospitality Trust require us to pay: (i) minimum amounts of rent to Hospitality Trust specified in the TA Lease and the Petro Lease, (ii) additional rent to Hospitality Trust in connection with certain sales to Hospitality Trust of qualifying improvements at sites leased from Hospitality Trust, and (iii) the underlying ground lease payments at those sites subleased to us by Hospitality Trust, which ground lease payments we pay directly to the party from whom Hospitality Trust leases the site.  In certain cases Hospitality Trust has exercised purchase options or otherwise acquired the leased properties that had previously been subleased to us and we now pay the related ground lease rents to Hospitality Trust.

Under our TA Lease we were originally permitted to sell $125 million of capital improvements to the leased properties to Hospitality Trust in increments of up to $25 million per year.  For the three months ended September 30, 2008 and 2007 we paid rent to Hospitality Trust of $41.9 million and $54.5 million, respectively.  For the nine months and eight months ended September 30, 2008 and 2007, we paid rent to Hospitality Trust of $154.0 million and $124.7 million, respectively.  On May 12, 2008, we and Hospitality Trust amended the TA Lease to permit us to sell to Hospitality Trust, without an increase of our rent, certain capital improvements to properties leased from Hospitality Trust earlier than previously permitted.  In the event that we elect to sell these capital improvements before the time contractually required by the original lease terms, Hospitality Trust’s purchase commitment amount is discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease.  During the nine month period ended September 30, 2008, we sold leasehold improvements to Hospitality Trust for total cash proceeds, after the discounts for accelerated receipts of $69.8 million.  At September 30, 2008, $25.8 million of the $125.0 million total amount of the leasehold improvements saleable to Hospitality Trust remained available.

On August 11, 2008 we entered a rent deferral agreement with Hospitality Trust.  Under the terms of this deferral agreement we have the option to defer our monthly rent payments to Hospitality Trust by up to $5.0 million per month for periods beginning July 1, 2008 until December 31, 2010 and we are not obligated to pay cash interest on the deferred rent through December 31, 2009.  Also pursuant to the deferral agreement, we issued 1,540,000 of our common shares to Hospitality Trust (approximately 9.6% of our shares outstanding after this new issuance).  In the event we do not defer our monthly payments for all the permitted amounts through December 31, 2009, we may repurchase a pro-rata amount of our shares issued to Hospitality Trust for nominal consideration.  In the event that any rents which have been deferred remain unpaid or additional rent amounts are deferred after December 31, 2009, interest on all such amounts is payable to Hospitality Trust monthly at the rate of 12% per annum, beginning January 1, 2010.  No additional rent deferrals are permitted for rent periods after December 31, 2010.  Any deferred rent (and interest thereon) not paid is due to Hospitality Trust on July 1, 2011.  We may repay any deferred amounts (and related interest) at any time.  This deferral agreement also includes a prohibition on share repurchases and dividends by us while any deferred rent remains unpaid and has change of control covenants so that amounts deferred will be immediately payable to Hospitality Trust in the event we experience a change of control (as defined in the agreement) while deferred rent is unpaid.  As of September 30, 2008, we had deferred an aggregate of $15.0 million of rent payable to Hospitality Trust.  Based on current economic and industry conditions we expect that we will elect to defer $5.0 million of rent payments due Hospitality Trust for each month through at least March 2009 and perhaps thereafter.

Other current liabilities in our consolidated balance sheets at September 30, 2008 and December 31, 2007, include $13.3 million and $18.0 million, respectively, for rent due to Hospitality Trust.  Other noncurrent liabilities in our consolidated balance sheet at September 30, 2008 included $15.0 million of deferred rent payable to Hospitality Trust under the rent deferral agreement.

The shares issued to Hospitality Trust and no longer subject to repurchase under our rent deferral agreement may be registered by us under the Securities Act of 1933 at the option of Hospitality Trust, in accordance with the terms of a registration rights agreement between us and Hospitality Trust entered into concurrently with our rent deferral agreement.  Under the registration rights agreement, Hospitality Trust will have three demand rights to require us to conduct a registered public offering (underwritten or otherwise) with respect to our common shares issued to Hospitality Trust, commencing on the date upon which one-third of such common shares are no longer subject to repurchase under our rent deferral agreement and continuing through the date which is twelve months following the latest of the expiration of the terms of the TA Lease and the Petro Lease.  In addition, Hospitality Trust will have “piggy-back” rights to require us to include our common shares issued to Hospitality Trust and no longer subject to repurchase under our rent deferral agreement as part of any registered public offering which we may conduct from time to time.

We are party to a management and shared services agreement with Reit Management. Reit Management assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of all our daily business activities, including legal matters, human resources, insurance programs, management information systems and the like. For these services, we pay Reit Management a fee equal to 0.6% of our fuel gross margin and 0.6% of our total non-fuel revenues. The fee is payable monthly based upon the prior month’s margin or revenues, as applicable. In connection with the payments made to Reit Management under the management and shared services agreement, for the three months ended September 30, 2008 and 2007, we recognized expense of $2.5 million and $2.3 million, respectively, and for the nine and eight months ended September 30, 2008 and 2007 we recognized expense of $6.6 million and $5.0 million, respectively.

As part of the Petro Acquisition, we acquired a minority interest in a joint venture that owns one travel center that we operate under a management agreement. This travel center is encumbered by mortgage debt of approximately $9.8 million as of September 30, 2008. We account for the investment in this joint venture under the equity method of accounting and, therefore, we have not recorded a liability for this mortgage debt. Petro was not and we are not directly liable for this debt, but the carrying value of our investment in this joint venture could be adversely affected if the joint venture defaulted on this debt and the joint venture’s property was used to satisfy this debt.  On October 8, 2008 we invested approximately $7.0 million in this joint venture in connection with plans to develop a new travel center on land owned by the joint venture in Southern California in 2009. This development also may be financed by the issuance of additional debt by the joint venture.  Included in our results for the three and nine month periods ended September 30, 2008 was management and accounting fee income of $0.1 million and $0.3 million, respectively, earned from managing this joint venture.  At September 30, 2008 we had a net payable to this joint venture of $2.2 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. –“Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.  Our exposure to market risks has not changed materially from that set forth in our Annual Report on Form 10-K.  During the nine months ended September 30, 2008, market prices for fuel continued to climb from the levels existing in 2007 and continued to be volatile.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There have been no material developments since December 31, 2007 to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 except for the items below:

In February 2006 a subsidiary of our predecessor, Pilot Travel Centers, LLC, or Pilot, a competitor of ours, and others were sued by Flying J, Inc., or Flying J, another one of our competitors, and its affiliates in the U.S. District Court for the District of Utah.  In essence, the lawsuit claimed that we, Pilot and others participated in an unlawful concerted antitrust action to refuse to accept a payment card issued by a Flying J affiliate.  Flying J and its affiliates sought damages in amounts to be determined at trial and other relief.  In April 2008 we settled this litigation by paying $5 million and by agreeing to accept the payment card issued by one of Flying J’s affiliates.  As a result of this settlement, we were dismissed from the litigation on May 5, 2008.  We paid the $5 million settlement amount in April 2008.

In May 2007 we terminated a contract with Simons Petroleum, Inc., or Simons, a fuel marketer, that had been entered by our predecessor.  This contract permitted Simons to market fuel to trucking companies and distribute that fuel through our TA branded locations in exchange for paying low pumping fees to us.  The termination was made at our option as provided in the contract and required an 18 month wind down period during which Simons may continue to market and distribute fuel through our locations.  A dispute arose between us and Simons regarding the proper conduct of the parties during the wind down period.  After settlement negotiations were conducted, we and Simons participated in a mediation, which failed to produce a settlement.  In February 2008, we and Simons participated in a binding arbitration, under the auspices of the American Arbitration Association, or AAA.  On March 14, 2008, we received the AAA ruling, which ordered us to pay Simons $900,000 and to accept new customers, if any, presented to us by Simons until November 7, 2008.  We paid this amount in April 2008.

On February 1, 2008, we commenced litigation against E2 Investment Partners LLC and related entities and individuals in the Delaware Court of Chancery.  On December 31, 2007, these defendants forwarded a letter to us proposing directors and other matters for consideration at our 2008 annual meeting of shareholders.  We sought a court order declaring that the defendants did not comply with our limited liability company agreement, or LLC agreement, and that therefore the defendants’ notice was invalid and their proposed nominees and other matters were not properly presented for consideration at our 2008 annual meeting.  On April 4, 2008, the Delaware Court of Chancery issued an order declaring that the defendants’ notice breached our LLC agreement and was therefore invalid and of no force or effect.  On May 8, 2008, we commenced a second litigation against the same defendants in the Delaware Court of Chancery to collect our costs and expenses arising from these defendants’ breach of our LLC agreement.  On July 2, 2008, the defendants filed an answer to our complaint and generally denied liability.  Certain defendants in this litigation have recently hired new counsel and filed a motion to dismiss.  We have opposed this motion and filed a cross motion for partial summary judgment.  No hearing has yet been scheduled for these motions. We do not know what amounts, if any, will ultimately be collected by us.

On February 1, 2008, Alan R. Kahn filed a purported derivative action in the Delaware Court of Chancery on behalf of TA against members of our board of directors, Hospitality Trust and Reit Management. This action alleges that our directors breached their fiduciary duties in connection with the Petro Acquisition and seeks an award of unspecified damages and reformation of our Petro Lease. This action also appears to allege that Reit Management and Hospitality Trust aided and abetted our directors.  Under our LLC agreement and agreements with Reit Management and Hospitality Trust, we are liable to indemnify our directors, Hospitality Trust and Reit Management for liabilities, costs and expenses incurred by them in connection with this litigation.  On May 6, 2008, we moved to dismiss this complaint.  On June 20, 2008 the plaintiff filed an amended complaint making additional allegations regarding the members of our board of directors and withdrawing his request for reformation of the Petro Lease.  On July 2, 2008, we moved to dismiss the amended complaint.  On September 12, 2008, the plaintiff filed his answering brief in opposition to our motion to dismiss.  The answering brief stated that the plaintiff would voluntarily dismiss his claims against Reit Management and also conceded that the plaintiff was unable to effect service of process on Hospitality Trust.  On October 7, 2008, we filed our reply brief in support of our motion to dismiss.  On October 30, 2008, Mr. Kahn’s claims against Reit management were dismissed.  A hearing on our motion to dismiss is scheduled for November 25, 2008.  We believe the plaintiff’s allegations are without merit.

In March 2005, a California County, Tehama County, commenced litigation against our predecessor in the Superior Court of California, Tehama County, seeking civil penalties and injunctive relief arising out of a fuel spill which occurred in December 2003. In July 2008, Riverside and San Bernardino Counties in the State of California each filed litigation against us in the Superior Court of California for Riverside and San Bernardino Counties, respectively, seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to our predecessor’s management of underground storage tanks.  We have been involved in negotiations with these three California counties and one other California county, Shasta County, which also is alleging past violations of various state laws and regulations relating to the management of underground storage tanks, in an effort to resolve their pending and threatened claims.  Although we believe that the judgments or settlements which may result from these litigations and negotiations are unlikely to be material to us, California’s environmental laws provide for the possible assessment of large civil penalties for various violations, including some violations which do not result in environmental harm or continuing environmental risks.  In addition, only a portion of the claims being asserted by these California counties are likely to be covered under our environmental insurance policies.  Accordingly, these litigations and negotiations may result in our obligation to pay material amounts.

In November 2006 Great American Insurance Company of New York and Novartis Pharmaceuticals Corporation, or Novartis, filed a complaint in the United States District Court for the Southern District of New York against our predecessor and an unrelated party Prime, Inc., or Prime, in connection with the alleged theft of a tractor trailer operated by Prime which contained Novartis pharmaceutical products.  The alleged theft occurred at our Bloomsbury, New Jersey travel center.  Novartis seeks damages up to or exceeding $30,000 together with interest and costs, attorneys’ fees and disbursements.  On January 5, 2007, our predecessor answered Novartis’ complaint and asserted a cross claim for contribution and indemnification against Prime.  On September 12, 2008, we and Prime filed motions for summary judgment as to liability and damages.  Plaintiffs filed a motion for summary judgment as to damages.  A hearing on these motions is scheduled for November 14, 2008, and a trial is scheduled to begin on January 5, 2009.  We believe that there are substantial defenses to these claims and that any liability arising from this matter may be substantially paid by one or more of our existing insurance policies or by Prime.

On October 3, 2008, we received an investigative subpoena from the Florida Department of Agriculture and Consumer Services requesting the production of documents relating to the retail price and cost of fuel at a site in Florida.  In late September and early October 2008, we received investigative demands from the Georgia Governor’s Office of Consumer Affairs requesting the production of documents relating to the retail price and cost of fuel for the period after September 10, 2008 at three sites in Georgia.  In late October 2008, we received an investigative subpoena from the Office of the Attorney General for South Carolina requesting the production of documents relating to the retail price and cost of gasoline at a site in South Carolina.  It appears that these investigations are motivated by the increases in fuel prices in the southeastern U.S. after certain refineries and fuel distribution pipelines shut down during portions of the 2008 hurricane season.  We are complying with the requests made in the investigative subpoena and investigative demands from Florida and Georgia.

Item 1A.  Risk Factors

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the rent deferral agreement described in Note 8 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, on August 11, 2008, we issued to Hospitality Trust 1,540,000 common shares, which represented approximately 9.6% of our shares outstanding after this new issuance.  In the event we do not defer all the permitted rent amounts through December 31, 2009, we may repurchase a pro-rata amount of our shares issued to Hospitality Trust for nominal consideration.  This deferral agreement also includes a prohibition on share repurchases and dividends by us while any deferred rent remains unpaid, as well as other covenants and conditions.  The shares issued to Hospitality Trust were valued at their estimated fair value on the date of issuance.  This issuance does not involve any public offering and is therefore exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  The shares issued to Hospitality Trust and no longer subject to repurchase under our rent deferral agreement may be registered by us under the Securities Act of 1933 at the option of Hospitality Trust, in accordance with the terms of a registration rights agreement between us and Hospitality Trust entered into concurrently with our rent deferral agreement.  Under the registration rights agreement, Hospitality Trust will have three demand rights to require us to conduct a registered public offering (underwritten or otherwise) with respect to our common shares issued to Hospitality Trust, commencing on the date upon which one-third of such common shares are no longer subject to repurchase under our rent deferral agreement and continuing through the date which is twelve months following the latest of the expiration of the terms of the TA Lease and the Petro Lease.  In addition, Hospitality Trust will have “piggy-back” rights to require us to include our common shares issued to Hospitality Trust and no longer subject to repurchase under our rent deferral agreement as part of any registered public offering which we may conduct from time to time.  The foregoing description is qualified in its entirety by reference to the terms of the deferral agreement and the registration rights agreement filed as Exhibit 10.6 and Exhibit 10.7, respectively, to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 11, 2008.

On September 19, 2008, we granted 5,000 common shares, valued at $2.68 per share, the closing price of our common shares on that day on the exchange on which they are traded, to our Director of Internal Audit as part of his annual compensation. We made this grant pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 5.  Other Information

On November 7, 2008, our board of directors approved and adopted Bylaws (the “Bylaws”) for the Company in accordance with Section 15.3 of the LLC agreement.  The Bylaws are effective as of November 7, 2008.  The Bylaws address, among other things, the following matters:

•                  The principal office of the Company;

•                  Meetings of shareholders, including advance notice procedures which a shareholder must comply with in order to nominate individuals for election to our board of directors or propose other business at an applicable meeting of shareholders;

•                  Powers, qualifications and terms of our directors, and the composition and meetings of, and other procedural matters relating to, our board of directors;

•                  Roles and processes of the committees of our board of directors and our officers;

•                  Check drafting and depositing of our funds;

•                  Share certificates and transfers, closing of transfer books and fixing record dates;

•                  Regulatory compliance and disclosure, which, among other things, obligate our shareholders to comply with regulatory matters applicable to us or any of our subsidiaries or our or their respective businesses, assets or operations;

•                  Our fiscal year, which shall end on December 31 unless otherwise determined by our board of directors;

•                  The authorization of our board of directors to pay dividends and distributions;

•                  Adoption of a seal by the Company;

•                  Waiving notice of meetings;

•                  Procedures for amending the Bylaws; and

•                  Various miscellaneous provisions, including a provision that each shareholder will to the fullest extent permitted by law be liable to us for, and indemnify and hold us harmless (and any subsidiaries or affiliates of ours) from and against, all costs, expenses, penalties, fines or other amounts arising from such shareholder’s breach of any provision of the Bylaws or our LLC agreement or any action against us in which such shareholder is not the prevailing party and procedures for ratification of past action or inaction on the part of the Company or our officers.

To the extent that the Bylaws contain provisions which limit the ability of a shareholder to remove management or directors or restrict the ability to own or transfer Company shares, those provisions may have anti-takeover effects.

The foregoing summary of the Bylaws is qualified in its entirety by reference to the text of the Bylaws.  The Bylaws are attached hereto as Exhibit 3.2 and are incorporated by reference herein.

Item 6. Exhibits

Exhibit 3.1

Composite Copy of Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1, filed on June 15, 2007, File No. 333-143814)

Exhibit 3.2	Bylaws of TravelCenters of America LLC, as adopted November 7, 2008 (filed herewith)

Exhibit 4.1	Form of share certificate (Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q filed on August 11, 2008)

Exhibit 10.1

Amendment No. 1 to Loan and Security Agreement, dated as of June 30, 2008, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, Petro Stopping Centers, L.P., as borrowers, each of the guarantors under the agreement, the parties to the agreement from time to time as lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 11, 2008)

Exhibit 10.2

Deferral Agreement, dated as of August 11, 2008 among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed on August 11, 2008)

Exhibit 10.3

Registration Rights Agreement, dated August 11, 2008 between TravelCenters of America LLC and Hospitality Properties Trust (Incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q filed on August 11, 2008)

Exhibit 10.4

Amendment No. 4 to Operating Agreement, dated as of August 12, 2008 by and between Daimler Trucks North America LLC, F/K/A Freightliner Corporation and Freightliner LLC, TA Operating LLC (successor by conversion to TA Operating Corp.), TA Franchise Systems LLC (successor by conversion to TA Franchise Systems Inc.) and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 15, 2008)

Exhibit 10.5	First Amendment to Lease Agreement dated March 17, 2008 by and among HPT PSC Properties Trust, HPT PSC Properties LLC and Petro Stopping Centers, L.P. (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 99.1	Reimbursement Agreement, dated as of October 17, 2008, among REIT Management & Research LLC, TravelCenters of America LLC and Five Star Quality Care, Inc. (filed herewith)

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS ‘‘BELIEVE’’, ‘‘EXPECT’’, ‘‘ANTICIPATE’’, ‘‘INTEND’’, ‘‘PLAN’’, ‘‘ESTIMATE’’ OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT ON FORM 10-Q THAT MAY NOT OCCUR INCLUDE:

•                  OUR DESCRIPTION OF OUR RECENT RENT DEFERRAL AGREEMENT WITH HOSPITALITY TRUST MAY IMPLY THAT THE RENT DEFERRAL AMOUNTS TOGETHER WITH OUR OTHER CASH PROVIDED BY OUR OPERATING ACTIVITIES WILL BE SUFFICIENT TO ALLOW US TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS AND TO MEET OUR OBLIGATIONS DURING THE RENT DEFERRAL PERIOD.  IN FACT, WE MAY NOT BE ABLE TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS OR MEET OUR OBLIGATIONS;

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

•                  THE LITIGATION BROUGHT BY FLYING J AND ITS AFFILIATES IS EXPECTED TO CONTINUE AGAINST DEFENDANTS OTHER THAN US.  DURING THE CONTINUATION OF THIS LITIGATION, WE MAY BE REQUIRED TO RESPOND TO DISCOVERY REQUESTS OR BECOME OTHERWISE INVOLVED IN THE CONTINUING LITIGATION. ACCORDINGLY, THE SETTLEMENT AGREEMENT REACHED WITH FLYING J MAY NOT END OUR INVOLVEMENT IN THIS LITIGATION AND WE MAY CONTINUE TO INCUR EXPENSES AND MANAGEMENT EFFORTS ARISING FROM THIS LITIGATION. THE AMOUNT OF OUR CONTINUING INVOLVEMENT IN THIS CONTINUING LITIGATION WILL DEPEND, IN LARGE PART, UPON ACTIONS TAKEN BY OTHER PARTIES CONTINUING IN THIS LITIGATION, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL;

•                  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE; AND

•                  WE MAY BE UNABLE TO SETTLE OR PREVAIL IN OUR PENDING LITIGATION MATTERS AND ANY SETTLEMENT OR ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

THESE UNEXPECTED RESULTS OF OUR FORWARD LOOKING STATEMENTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL:

•                  FUEL PRICE INCREASES, FUEL PRICE VOLATILITY, OR OTHER FACTORS MAY CAUSE US TO NEED MORE WORKING CAPITAL TO MAINTAIN OUR INVENTORIES AND CARRY OUR ACCOUNTS RECEIVABLE THAN WE NOW EXPECT;

•                  CONTINUATION OF THE CURRENTLY HIGH FUEL PRICES OR INCREASES IN FUEL PRICES MAY REDUCE THE DEMAND FOR THE GOODS AND SERVICES WHICH WE SELL BECAUSE SUCH FUEL PRICES MAY ENCOURAGE FUEL CONSERVATION, DIRECT FREIGHT BUSINESS AWAY FROM TRUCKING OR OTHERWISE ADVERSELY AFFECT THE BUSINESS OF OUR CUSTOMERS;

•                  OUR EFFORTS TO MAINTAIN OR IMPROVE OUR OPERATING MARGINS BY INCREASING PRICES MAY NOT BE EFFECTIVE AND MAY CAUSE US TO LOSE BUSINESS AND REDUCE OUR OPERATING EARNINGS AND CREATE OR INCREASE OUR LOSSES;

•                  THE SUCCESS OF OUR COST CONTROL INITIATIVES DEPENDS IN LARGE PART UPON OUR MANAGEMENT’S ABILITY TO MANAGE HOURLY EMPLOYMENT TO MATCH OUR CHANGING LEVELS OF BUSINESS, BUT WE MAY BE UNABLE TO REDUCE STAFFING BELOW CERTAIN LEVELS AT OUR TRAVEL CENTERS WHICH GENERALLY OPERATE 24 HOURS PER DAY, 365 DAYS PER YEAR;

•                  OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO MAINTAIN OR INCREASE THEIR LIMITS FOR OUR PURCHASES ON CREDIT. IF WE ARE UNABLE TO PURCHASE GOODS ON REASONABLE CREDIT TERMS, OUR REQUIRED WORKING CAPITAL MAY INCREASE AND WE MAY INCUR MATERIAL LOSSES;

•                  IF THE U.S. ECONOMY CONTINUES TO SLOW, THE TRUCKING INDUSTRY MAY DECLINE FURTHER AND OUR CUSTOMERS MAY PURCHASE LESS OF OUR GOODS AND SERVICES; AND,

•                  DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN RESULT IN UNANTICIPATED RESULTS.  LITIGATION IS USUALLY EXPENSIVE AND DISTRACTING TO MANAGEMENT.  WE CAN PROVIDE NO ASSURANCE AS TO THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE INVOLVED.

WE HAVE PRODUCED PROFITABLE OPERATIONS IN ONLY ONE QUARTERLY REPORTING PERIOD SINCE WE BECAME A PUBLICALLY OWNED COMPANY ON JANUARY 31, 2007.  ALTHOUGHT OUR PLANS ARE INTENDED TO CREATE PROFITABLE OPERATIONS, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

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

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	Andrew J. Rebholz
November 10, 2008		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit 3.1

Composite Copy of Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1, filed on June 15, 2007, File No. 333-143814)

Exhibit 3.2	Bylaws of TravelCenters of America LLC, as adopted November 7, 2008 (filed herewith)

Exhibit 4.1	Form of share certificate (Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q filed on August 11, 2008)

Exhibit 10.1

Amendment No. 1 to Loan and Security Agreement, dated as of June 30, 2008, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, Petro Stopping Centers, L.P., as borrowers, each of the guarantors under the agreement, the parties to the agreement from time to time as lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 11, 2008)

Exhibit 10.2

Deferral Agreement, dated as of August 11, 2008 among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed on August 11, 2008)

Exhibit 10.3

Registration Rights Agreement, dated August 11, 2008 between TravelCenters of America LLC and Hospitality Properties Trust (Incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q filed on August 11, 2008)

Exhibit 10.4

Amendment No. 4 to Operating Agreement, dated as of August 12, 2008 by and between Daimler Trucks North America LLC, F/K/A Freightliner Corporation and Freightliner LLC, TA Operating LLC (successor by conversion to TA Operating Corp.), TA Franchise Systems LLC (successor by conversion to TA Franchise Systems Inc.) and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 15, 2008)

Exhibit 10.5	First Amendment to Lease Agreement dated March 17, 2008 by and among HPT PSC Properties Trust, HPT PSC Properties LLC and Petro Stopping Centers, L.P. (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 99.1	Reimbursement Agreement, dated as of October 17, 2008, among REIT Management & Research LLC, TravelCenters of America LLC and Five Star Quality Care, Inc. (filed herewith)