Form 10-K
period 2008-12-31
TRAVELCENTERS OF AMERICA LLC
filed 2009-03-02
CIK 1378453

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33274

TRAVELCENTERS OF AMERICA LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5701514 (I.R.S. Employer Identification No.)

24601 Center Ridge Road, Suite 200, Westlake, OH 44145-5639
(Address of Principal Executive Offices)

(440) 808-9100
(Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares	NYSE Alternext US

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting shares of the registrant held by non-affiliates was $32.1 million based on the closing price per common share of $2.27 on the American Stock Exchange (now the NYSE Alternext US) on June 30, 2008. For purposes of this calculation, the aggregate of 339,524 common shares that were held by the directors and officers of the registrant as of June 30, 2008 have been included in the number of common shares held by affiliates.

          Number of the registrant's common shares outstanding as of February 27, 2009: 16,631,545.

          References in this Annual Report on Form 10-K, to "TA", "TravelCenters", the "Company", "we", "us" and "our" include TravelCenters of America LLC and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

          DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS ANNUAL REPORT ON FORM 10-K THAT MAY NOT OCCUR INCLUDE:

  •
  OUR DESCRIPTION OF OUR RENT DEFERRAL AGREEMENT WITH HOSPITALITY PROPERTIES TRUST MAY IMPLY THAT THE RENT DEFERRAL AMOUNTS TOGETHER WITH OUR OTHER CASH PROVIDED BY OUR OPERATING ACTIVITIES WILL BE SUFFICIENT TO ALLOW US TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS AND TO MEET OUR OBLIGATIONS DURING THE RENT DEFERRAL PERIOD. IN FACT, WE MAY NOT BE ABLE TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS OR MEET OUR OBLIGATIONS;

  •
  CERTAIN STATEMENTS MAY IMPLY THAT OUR STAFF REDUCTIONS, EXPENSE CONTROLS AND OTHER INITIATIVES MAY CAUSE IMPROVED FINANCIAL RESULTS. IN FACT, CURRENT ECONOMIC CONDITIONS IN THE UNITED STATES MAY NOT IMPROVE AND MAY DECLINE FURTHER, FUTURE MARKET CONDITIONS IN THE TRUCKING INDUSTRY OR OTHERWISE MAY BE WORSE THAN WE NOW EXPECT AND OUR INITIATIVES MAY NOT BE SUCCESSFULLY IMPLEMENTED OR SUSTAINED, WHICH COULD RESULT IN OUR FINANCIAL RESULTS NOT IMPROVING OR OUR EXPERIENCING MATERIAL AND CONTINUING LOSSES;

  •
  THE SUCCESS OF OUR COST CONTROL INITIATIVES DEPENDS IN LARGE PART UPON OUR MANAGEMENT'S ABILITY TO MANAGE HOURLY EMPLOYMENT COSTS TO MATCH OUR CHANGING LEVELS OF BUSINESS, BUT WE MAY BE UNABLE TO REDUCE STAFFING OR OTHER COSTS BELOW CERTAIN LEVELS AT OUR TRAVEL CENTERS, WHICH GENERALLY OPERATE 24 HOURS PER DAY, 365 DAYS PER YEAR;

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT OUR PLANNED CAPITAL PROJECTS FOR 2009 MAY COST APPROXIMATELY $60 MILLION TO COMPLETE. HOWEVER, THE AMOUNT AND TIMING OF CAPITAL PROJECT EXPENDITURES ARE OFTEN DIFFICULT TO PROJECT. SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND WE MAY SPEND MORE THAN $60 MILLION TO COMPLETE OUR CAPITAL PROJECTS. CURRENTLY UNANTICIPATED PROJECTS THAT ARE REQUIRED TO BE COMPLETED MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED. SOME CAPITAL PROJECTS TAKE MORE TIME THAN ANTICIPATED AND WE MAY NOT COMPLETE THESE CAPITAL PROJECTS IN 2009. AS A RESULT OF MARKET CONDITIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER AMOUNTS OF CAPITAL EXPENDITURES IN

    THE FUTURE. THE CAPITAL PROJECTS COMPLETED MAY NOT INCREASE OUR SALES OR MARGINS;

  •
  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE;

  •
  WE MAY BE UNABLE TO SETTLE OR PREVAIL IN OUR PENDING LITIGATION MATTERS AND ANY SETTLEMENT OR ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. FURTHER, THE LEGAL AND OTHER EXPENSES WE MAY INCUR IN CONNECTION WITH LITIGATION MATTERS WILL DEPEND, IN PART, UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL AND THESE COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS;

  •
  THE STATEMENT IN THIS ANNUAL REPORT ON FORM 10-K THAT WE HAD $145.5 MILLION OF CASH AND CASH EQUIVALENTS AT DECEMBER 31, 2008 AND THAT A PORTION OF OUR BANK CREDIT FACILITY IS UNUSED MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND CASH LIQUIDITY. IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH AND OUR BANK CREDIT FACILITY IS SUBSTANTIALLY USED TO SECURE LETTERS OF CREDIT FOR OUR SUPPLIERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN THE INSURANCE COMPANY BEING FORMED AND LICENSED IN THE STATE OF INDIANA WITH REIT MANAGEMENT & RESEARCH LLC, OR REIT MANAGEMENT, AND COMPANIES TO WHICH REIT MANAGEMENT PROVIDES MANAGEMENT SERVICES; AND

  •
  PARTICIPATION IN AN INSURANCE BUSINESS INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES. AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT THE INSURANCE COMPANY MAY NOT BE ABLE TO ADEQUATELY FINANCE CLAIMS WHICH COULD LEAVE US UNDERINSURED AND INCREASE OUR FUNDING EXPOSURE FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PROCURED WITH OTHER MORE ESTABLISHED INSURERS. ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AN INSURANCE COMPANY MAY BE DELAYED OR MAY NOT OCCUR AND THE INSURANCE COMPANY MAY REQUIRE MORE FUNDS THAN WE EXPECT.

        THESE UNEXPECTED RESULTS OF OUR FORWARD LOOKING STATEMENTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL:

  •
  FUEL PRICE INCREASES, FUEL PRICE VOLATILITY OR OTHER FACTORS MAY CAUSE US TO NEED MORE WORKING CAPITAL TO MAINTAIN OUR INVENTORIES AND CARRY OUR ACCOUNTS RECEIVABLE THAN WE NOW EXPECT;

  •
  IN THE PAST, INCREASES IN DIESEL PRICES HAVE REDUCED THE DEMAND FOR THE PRODUCTS AND SERVICES THAT WE SELL BECAUSE SUCH FUEL PRICES MAY HAVE ENCOURAGED FUEL CONSERVATION, DIRECTED FREIGHT BUSINESS AWAY FROM TRUCKING OR OTHERWISE ADVERSELY AFFECTED THE BUSINESS OF OUR CUSTOMERS. FUTURE INCREASES IN DIESEL PRICES MAY HAVE SIMILAR AND OTHER ADVERSE EFFECTS ON OUR BUSINESS;

  •
  OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO MAINTAIN OR INCREASE THEIR LIMITS FOR OUR PURCHASES ON CREDIT. IF WE ARE UNABLE TO PURCHASE GOODS ON REASONABLE CREDIT TERMS, OUR REQUIRED WORKING CAPITAL MAY INCREASE AND WE MAY INCUR MATERIAL LOSSES. FURTHER, THE GLOBAL CREDIT MARKETS HAVE BEEN EXPERIENCING SUBSTANTIAL DISRUPTION AND, AS A RESULT, CREDIT HAS BECOME MORE EXPENSIVE AND DIFFICULT TO OBTAIN. FAILURE TO OBTAIN ANY NECESSARY FINANCING ON REASONABLE TERMS WOULD ADVERSELY AFFECT OUR ABILITY TO FUND OUR BUSINESS AND OPERATIONS;

  •
  IF THE U.S. RECESSION CONTINUES TO WORSEN OR LASTS FOR AN EXTENDED PERIOD, OUR CUSTOMERS MAY PURCHASE LESS OF OUR GOODS AND SERVICES AND WE MAY SUFFER LOSSES; AND

  •
  WE ARE CURRENTLY INVOLVED IN SEVERAL LITIGATION MATTERS. DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN RESULT IN UNANTICIPATED RESULTS. LITIGATION IS USUALLY EXPENSIVE AND DISTRACTING TO MANAGEMENT. WE CAN PROVIDE NO ASSURANCE AS TO THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE INVOLVED.

        WE HAVE PRODUCED PROFITABLE OPERATIONS IN ONLY TWO QUARTERLY REPORTING PERIODS SINCE WE BECAME A PUBLICLY OWNED COMPANY ON JANUARY 31, 2007. ALTHOUGH OUR PLANS ARE INTENDED TO CREATE PROFITABLE OPERATIONS, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

        RESULTS THAT DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY ALSO BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS AS DESCRIBED MORE FULLY ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K INCLUDING UNDER "ITEM 1A. RISK FACTORS."

        YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

        EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

TRAVELCENTERS OF AMERICA LLC
2008 FORM 10-K ANNUAL REPORT

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

Business Overview

        We operate and franchise travel centers primarily along the U.S. interstate highway system. Our customers include long haul trucking fleets and their drivers, independent truck drivers and motorists. As of December 31, 2008, our business included 233 travel centers located in 41 states in the U.S. and the province of Ontario, Canada. Our travel centers include 166 that are operated under the "TravelCenters of America" or "TA" brand names, including 143 that we operate and 23 that franchisees operate, and 67 that are operated under the "Petro" brand name, including 45 that we operate and 22 that franchisees operate.

        Many of our travel centers were originally developed years ago when prime real estate locations along the interstate highway system were more readily available than they are today, which we believe would make it difficult to replicate our business. We believe that our nationwide locations provide an advantage to long haul trucking fleets by enabling them to reduce the number of their suppliers by routing their trucks through our locations from coast to coast.

        We offer a broad range of products and services, including diesel fuel and gasoline, truck repair and maintenance services, full service restaurants, more than 20 different brands of quick serve restaurants, or QSRs, travel and convenience stores and various driver amenities.

        The U.S. travel center and truck stop industry in which we operate consists of travel centers, truck stops, diesel fuel outlets and similar properties. We believe that the travel center and truck stop industry is highly fragmented, with in excess of 6,000 travel centers and truck stops in the U.S.

History

        Our Predecessor.    Our predecessor was formed in December 1992 and acquired two travel center businesses in 1993 that had been operating since the 1970s. At the time of the HPT Transaction, our predecessor's business included 163 travel centers, of which 140 were operated by our predecessor, 10 were operated by franchisees on sites leased from our predecessor and 13 were operated by franchisees on sites they owned.

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

  •
  Simultaneously with Hospitality Trust's closing of its acquisition of our predecessor, the business of our predecessor was restructured. As a result of the restructuring:

  •
  the real property interests of 146 travel centers and certain other assets held by our predecessor were transferred to subsidiaries of Hospitality Trust that were not subsidiaries of ours;

  •
  we leased the 146 travel centers owned by Hospitality Trust;

  •
  we continued to own all of our predecessor's working capital assets (primarily consisting of cash, receivables and inventory) and continued to be obligated for our predecessor's liabilities (primarily consisting of trade payables and accrued liabilities); and

  •
  we owned one travel center in Ontario, Canada, and leased two travel centers from, and managed one travel center for, owners other than Hospitality Trust; we became the franchisor of 13 travel centers owned and operated by third parties; we owned certain other assets historically owned and used by our predecessor, including furniture, vehicles and substantially all other moveable equipment used at the travel centers that we operate, and buildings that are situated on land owned by Hospitality Trust for nine travel centers that we operate.

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

  •
  We agreed to not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors under our leases with Hospitality Trust; the sale of a material part of our assets or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of us or any such tenant or guarantor.

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

        Activities Since January 31, 2007.    Since we began operations on January 31, 2007, we have completed or started a number of business initiatives that we believe may improve our future financial performance, including:

  •
  We conducted a strategic review of all our predecessor's contractual arrangements to determine those that should be discontinued, amended or expanded. As examples, we terminated a contract under which a third party marketed hedged sales contracts to trucking fleets that in turn purchased fuel at our TA locations in return for low pumping fee payments to us (see Item 3, "Legal Proceedings" for additional discussion of this matter); and we extended our agreement with Daimler Trucks North America, or Daimler, formerly Freightliner LLC, under which we provide certain authorized warranty services for Daimler truck owners, for an additional 10 years and we expanded the scope of this Daimler agreement to include travel centers operated under the Petro brand.

  •
  On May 30, 2007, we acquired Petro Stopping Centers, L.P., or Petro, which operated or franchised 69 travel centers along the U.S. interstate highways. We refer to this transaction as our Petro Acquisition. Simultaneously with our Petro Acquisition, Hospitality Trust acquired the real estate of 40 Petro centers and we leased these 40 locations from Hospitality Trust. In addition to the leasehold for these 40 locations, the Petro assets we acquired included:

  •
  two travel centers owned and operated by Petro;

  •
  two travel centers that Petro leased from parties other than Hospitality Trust;

  •
  a minority interest in a joint venture which owns a travel center managed by Petro;

  •
  contract rights as franchisor of 24 Petro travel centers;

  •
  four land parcels which may be suitable for development of new travel centers; and

  •
  various items of personal property, contract rights and working capital.

  •
  After the Petro Acquisition, we began the integration of Petro into our business. This integration involved renegotiating supply arrangements with suppliers and revising processes and procedures in order to implement best practices across all of our locations. While we maintain both the TA and Petro brands, we have consolidated corporate office and various marketing and operational functions.

  •
  In March 2008 we reduced the workforce at our headquarters and other locations. We recognized a severance charge of $1.6 million during the 2008 first quarter as a result of this reduction in workforce. Reductions were also made to our hourly workforce.

  •
  In May 2008 we and Hospitality Trust amended the TA Lease. This lease amendment permits us to sell to Hospitality Trust qualified improvements that we have made or may make to the travel centers leased from Hospitality Trust under the TA Lease on an expedited basis. In the event that we elect to sell these capital improvements before the time contractually permitted by the original lease terms, Hospitality Trust's purchase commitment amount is discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease.

  •
  In August 2008 we entered a rent deferral agreement with Hospitality Trust. Under the terms of the deferral agreement we have the option to defer our monthly rent payments to Hospitality Trust by up to $5 million per month for periods beginning July 1, 2008 until December 31, 2010, and we are not obligated to pay cash interest on the deferred rent through December 31, 2009. Any deferred rent (and interest thereon) not paid is due to Hospitality Trust on July 1, 2011. Any deferred amounts (and related interest) may be prepaid at any time. For a more complete discussion of the deferral agreement, refer to Note 13 to our financial statements included elsewhere in this Annual Report on Form 10-K.

Our Growth Strategy

        Deteriorating economic and industry conditions in late 2007 and throughout 2008 caused us to reevaluate our growth strategy. While we expect to limit our capital investments in the short term, as market conditions improve we may determine to grow our travel centers business. Capital investments we currently intend to pursue or consider include the following:

        Acquisitions.    In addition to the Petro Acquisition, we purchased three travel centers in 2007 for an aggregate of $20.9 million.

        Development.    We completed construction of new travel centers in Livingston, California in March 2007 and in Laredo, Texas in July 2007. These sites were being developed when we acquired our predecessor. The total cost of these two developments, including site acquisition costs, was $35.6 million. We have a minority interest in a joint venture that we expect will undertake construction of a new travel center in 2009. We invested approximately $7.0 million in this joint venture during 2008 in connection with developing this new site. We own several additional sites which we believe may be suitable to develop as travel centers; we estimate our total cost to develop these sites to be substantial and, because of current industry conditions, we have deferred substantially all of our new site development activities at this time.

        Franchising.    Forty five of our travel centers are operated by our franchisees, 22 as Petro Stopping Centers® and 23 as TravelCenters of America®. Since January 31, 2007, we added one TravelCenters of America franchised location and two franchised locations are no longer operating under the Petro brand. We may expand our business by franchising.

Our Travel Center Locations

        At December 31, 2008, our travel centers consisted of:

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

  •
  35 travel centers that are operated by our franchisees on sites they own or lease.

        Our travel centers include 166 that are operated under the TravelCenters of America or TA brand names and 67 that are operated under the Petro brand name. Our typical travel center includes:

  •
  over 23 acres of land with parking for 190 tractor trailers and 100 cars;

  •
  a full service restaurant and one or more QSRs that we operate as a franchisee under various brands;

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

        Properties.    The physical layouts of our travel centers vary from site to site. The majority of the developed acreage at our travel centers consists of truck and car fuel islands, separate truck and car parking lots, a main building that contains a full service restaurant and one or more QSRs, a travel and convenience store, a truck maintenance and repair shop and other amenities. Most of our TA locations have one building with separate service areas and most of our Petro locations have several separate buildings.

        Product and Service Offering.    We offer many products and services to complement our diesel fuel business, including:

  •
  Gasoline. We sell branded and unbranded gasoline. Of our 233 travel centers as of December 31, 2008, we offer branded gasoline at 135 travel centers and unbranded gasoline at 74 travel centers. Gasoline is not sold at 24 of our travel centers.

  •
  Full Service Restaurants and QSRs. Most of our travel centers have both full service restaurants and QSRs that offer customers a wide variety of nationally recognized branded food choices. The substantial majority of our full service restaurants are operated under our "Iron Skillet®," "Country Pride®," "Buckhorn Family Restaurants®" and "Fork in the Road®" brands and offer menu table service and buffets. We also offer more than 20 different brands of QSRs, including Arby's®, Burger King®, Pizza Hut®, Popeye's Chicken & Biscuits®, Starbuck's Coffee®, Subway® and Taco Bell®. As of December 31, 2008, 210 of our travel centers included a full service restaurant, 158 of our travel centers offered at least one QSR, and there were a total of 287 QSRs in our 233 travel centers. We operate substantially all of these QSRs as a franchisee, and restaurants and QSRs in travel centers that we operate are generally staffed by our employees.

  •
  Truck Repair and Maintenance Shops. All but 13 of our travel centers have truck repair and maintenance shops. The typical repair and maintenance shop has between three and six service bays and a parts storage room and is staffed by our mechanics and service technicians. These shops generally operate 24 hours per day, 365 days per year, and offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes and tire repair to specialty services such as diagnostics and repair of air conditioning, air brakes and electrical systems. Some of our repair and maintenance services are guaranteed by our warranties. Most of our TA truck repair and maintenance facilities provide some warranty work on Daimler brand trucks through our participation in the Freightliner ServicePoint® program, as described under the heading "Operations—Daimler Agreement" below. The Freightliner ServicePoint® program and the Western Star ServicePoint® program are currently being expanded into our Petro sites; we expect a majority of our Petro sites to participate in these programs by the end of 2009.

  •
  Travel and Convenience Stores. Each of our travel centers has a travel and convenience store which offers merchandise to truck drivers, motorists, recreational vehicle operators and bus drivers and passengers. Our travel and convenience stores have a selection of over 4,000 items, including packaged food and snack items, beverages, non-prescription drug and beauty supplies, batteries, automobile accessories, and music and video products. Our stores also sell items specifically designed for the truck driver's on the road lifestyle, including laundry supplies, clothing and truck accessories. A majority of our stores also have a "to go" snack bar as an additional prepared food offering.

  •
  Additional Driver Services. We believe that trucking fleets can improve the retention and recruitment of truck drivers by directing them to visit high quality, full service travel centers. We provide a consistently high level of service and amenities to professional truck drivers at all of our travel centers, making our travel centers an attractive choice for trucking fleets. Most of our travel centers provide truck drivers with access to specialized business services, including an information center where drivers can send and receive faxes, overnight mail and other communications and a banking desk where drivers can cash checks and receive funds transfers from fleet operators. Our typical travel center also offers wi-fi internet access and has a video game room, a laundry area with washers and dryers, private showers and areas designated for truck drivers only, including a theater or big screen television room with a video player and comfortable seating. Some of our travel centers offer casino gaming.

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

Operations

        Fuel.    We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and generally are reset daily, and we sell fuel to our customers at prices that we establish daily. By establishing supply relationships with several alternate suppliers for most locations, we believe we are able to effectively create competition for our purchases among various diesel fuel suppliers. We also believe that purchasing arrangements with multiple diesel fuel suppliers may help us avoid product outages during times of diesel fuel supply disruptions. At some locations, however, there are very few suppliers for diesel fuel in that market and we may have only one supplier. We have single sources of supply for gasoline at each of our travel centers that offer branded gasoline; we generally purchase gasoline from multiple sources for our travel centers that offer unbranded gasoline.

        Generally our fuel purchases are delivered directly from suppliers' terminals to our travel centers. We do not contract to purchase substantial quantities of fuel to hold as inventory. We generally have less than three days of diesel fuel inventory at our travel centers. We are exposed to price increases and interruptions in supply. We believe our exposure to market price increases for diesel fuel is partially mitigated by the significant percentage of our total diesel fuel sales volume that is sold under pricing formulae that are indexed to market prices which reset daily. We do not engage in any fixed price fuel contracts with customers. We may engage, from time to time, in a minimal level of hedging of the price of our fuel purchases with futures and other derivative instruments.

        Nonfuel products.    We have many sources for the large variety of nonfuel products that we sell. We have developed strategic relationships with several suppliers of key nonfuel products, including Daimler for truck parts, Bridgestone/Firestone Tire Sales Company for truck tires and ExxonMobil Oil Corporation for lubricants and oils. We believe that our relationships with these and our other suppliers are satisfactory. We maintain a distribution center near Nashville, Tennessee, with 85,000 square feet of space. Our distribution center distributes certain nonfuel and nonperishable products to our travel centers using a combination of contract carriers and our fleet of trucks and trailers.

        Daimler Agreement.    We are party to an agreement with Daimler Trucks North America. Daimler is a leading manufacturer of heavy trucks in North America under the Freightliner, Western Star and Sterling brand names. All but one of our TA and Petro sites are or will be authorized providers of repair work and specified warranty repairs to Daimler's customers through the Freightliner ServicePoint® program and most of our Petro Sites are or will be authorized providers of similar services through the Western Star ServicePoint® program. Most of our TA truck maintenance and repair facilities are part of Freightliner's 24 hour customer assistance database for emergency and roadside repair referrals and we have access to Daimler's parts distribution, service and technical information systems. During 2008 this agreement was amended to include our Petro locations and the related training, signage, and equipment necessary for this program is currently being implemented at our Petro sites. We expect a majority of our Petro sites to participate in these programs by the end of 2009.

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

        Operating Costs.    The leases are "triple net" leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, service to customers, insurance, real estate and personal property taxes, environmental related expenses and ground lease payments, if any.

        Rent.    Under these leases we are required to pay the following rent amounts: (i) minimum amounts of rent to Hospitality Trust as specified in the TA Lease and the Petro Lease, (ii) additional rent to Hospitality Trust in connection with certain sales to Hospitality Trust of qualifying improvements at sites leased from Hospitality Trust, and (iii) the underlying ground lease payments at those sites subleased to us by Hospitality Trust that we pay directly to the party from whom Hospitality Trust leases the site. For certain sites, Hospitality Trust has exercised purchase options or otherwise acquired the leased properties that had previously been subleased to us and we now pay the related ground lease rents to Hospitality Trust.

        The TA Lease requires us to pay minimum rent to Hospitality Trust in increasing amounts starting at $153.5 million for the first lease year and increasing to $175.0 million for the sixth and subsequent lease years, plus, starting in 2012, additional rent calculated as follows: an amount equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at each leased travel center over the respective gross revenue amounts for the year 2011. The Petro Lease requires us to pay minimum annual rent to Hospitality Trust of $62.2 million and additional rent calculated using the same formula as in the TA Lease, except that such payments start in 2013 and are calculated using the revenues of the 40 leased Petro travel centers in excess of revenues for the year 2012. Additional rent attributable to fuel revenues in each lease is subject to a maximum each year calculated by reference to changes in the consumer price index.

        The following table sets forth the amounts of minimum rent required under our leases with Hospitality Trust in each of the years shown.

(in thousands)
2007(1)(2)	$179,037
2008	226,311
2009	231,878
2010	235,829
2011	240,789
2012	245,843
2013	246,126
2023 and thereafter	2,305,443

    (1)
    The TA Lease amount shown is for the eleven months ended December 31, 2007.

    (2)
    The Petro Lease amount shown is for the seven months ended December 31, 2007.

        Rent Deferral Agreement.    On August 11, 2008, we entered a rent deferral agreement with Hospitality Trust. Under the terms of the deferral agreement we may defer our rent payments to Hospitality Trust by up to $5 million per month for each month in the period from July 1, 2008 until December 31, 2010, and we are not obligated to pay cash interest on the deferred rent through December 31, 2009. Also, pursuant to this agreement, we issued 1,540,000 of our common shares to Hospitality Trust (which represented approximately 9.6% of our shares then outstanding after this new issuance). In the event we do not defer our monthly payments for all the permitted amounts through December 31, 2009, we may repurchase a pro-rata amount of our shares issued to Hospitality Trust for nominal consideration. In the event that any rents which have been deferred remain unpaid or additional rent amounts are deferred after December 31, 2009, interest on all such amounts is payable to Hospitality Trust monthly at the rate of 12% per annum, beginning January 1, 2010. All deferred rent (and interest thereon) is due to Hospitality Trust on July 1, 2011, but may be prepaid at any time. The agreement prohibits share repurchases and dividends by us while any deferred rent remains unpaid and has change of control covenants so that amounts deferred will be immediately payable to Hospitality Trust in the event we experience a change of control (as defined in the agreement) while deferred rent is unpaid. Through December 31, 2008, we had deferred $30 million of rent payable to Hospitality Trust.

        Improvements.    Under the TA Lease, we can sell to Hospitality Trust certain capital improvements we make to properties owned by Hospitality Trust with no increase in our rent payable to Hospitality Trust. These sales were originally limited to $125 million with no more than $25 million of sales permitted in any one year. On May 12, 2008, we and Hospitality Trust amended the TA Lease. This lease amendment permits us to sell to Hospitality Trust qualified improvements to the travel centers leased from Hospitality Trust under the TA Lease on an expedited basis. In the event that we elect to sell these capital improvements before the time contractually permitted by the original lease terms, Hospitality Trust's purchase commitment amount is discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease. Through December 31, 2008, we have sold approximately $108.2 million of improvements to Hospitality Trust, including accelerated amounts, for cash proceeds of $102.4 million and approximately $16.8 million of qualified improvements may be sold to Hospitality Trust without a rent increase.

        Maintenance and Alterations.    Except for Hospitality Trust's commitment to fund up to $125 million as described above, we must maintain, at our expense, the leased travel centers, including maintenance of structural and non-structural components. The leases require us to submit an annual budget for capital expenditures at the leased travel centers to Hospitality Trust for approval. We may request that Hospitality Trust fund approved amounts for renovations, improvements and equipment at the leased travel centers, in addition to the $125 million described above, in return for minimum annual rent increases according to the following formula: the minimum rent per year will be increased by an amount equal to the amount funded by Hospitality Trust times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. Through December 31, 2008, we have sold approximately $1.4 million of improvements to Hospitality Trust pursuant to these agreements and our rents have increased by approximately $0.1 million per year. At the end of each lease we must surrender the leased travel centers in substantially the same condition as existed at the commencement of the lease subject to any permitted alterations and reasonable wear and tear.

        Assignment and Subletting.    Hospitality Trust's consent is required for any direct or indirect assignment or sublease of any of the leased travel centers. We remain liable under the leases for subleased travel centers.

        Environmental Matters.    Generally, we have agreed to indemnify Hospitality Trust from liabilities that may arise from any violation of any environmental law or regulation.

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

  •
  workers' compensation insurance if required by law; and

  •
  such additional insurance as may be generally maintained by companies operating travel centers, including certain environmental insurance.

The leases generally require that Hospitality Trust be named as an additional insured under our insurance policies.

        Damage, Destruction or Condemnation.    If any leased travel center is damaged by fire or other casualty or taken by eminent domain, we are generally obligated to rebuild. If the leased travel center cannot be restored, Hospitality Trust will generally receive all insurance or taking proceeds, we are liable to Hospitality Trust for any deductible or deficiency between the replacement cost and the amount of such proceeds, and the annual minimum rent will be reduced by (i) in the case of the TA Lease, at Hospitality Trust's option, either 8.5% of the net proceeds paid to Hospitality Trust or the fair market rental of the damaged, destroyed or condemned property, or portion thereof, as of the commencement date of the TA Lease; (ii) in the case of a casualty loss under the Petro Lease, 8.5% of the net proceeds paid to Hospitality Trust plus 8.5% of the fair market value of the land; and (iii) in the case of a taking under the Petro Lease, 8.5% of the amount of the net proceeds paid to Hospitality Trust.

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

        Lease Termination.    When a lease terminates, any equipment, furniture, fixtures, inventory and supplies at the leased travel centers that we own may be purchased by Hospitality Trust at its then fair market value. Also at termination of the TA Lease, Hospitality Trust has the right to license any of our software used in the operation of the leased travel centers thereunder at its then fair market value and to offer employment to employees at the leased travel centers thereunder; and under both leases we have agreed to cooperate in the transfer of permits, agreements and the like necessary for the operation of the leased travel centers thereunder.

        Territorial Restrictions.    Under the terms of each lease, without the consent of Hospitality Trust, we generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which a travel center owned by Hospitality Trust is located.

        Non-Economic Properties.    If during a lease term the continued operation of any leased travel center becomes non-economic as defined in the lease, we may offer that travel center for sale, including the sale of Hospitality Trust's interest in the property, free and clear of our leasehold interests. The net sale proceeds received will be paid to Hospitality Trust and the annual minimum rent payable shall be reduced. In the case of the TA Lease, this reduction will be, at Hospitality Trust's option, either the amount of such proceeds times 8.5% or the fair market rental for such property as of the commencement date of the lease; in the case of the Petro Lease, this reduction will be the amount of such proceeds times 8.5%. No more than a total of 15 properties subject to the TA Lease and no more than five properties subject to the Petro Lease may be offered for sale as non-economic properties during the applicable lease term. No sale of a travel center leased from Hospitality Trust may be completed without Hospitality Trust's consent; provided, however, if Hospitality Trust does not consent, that property will no longer be part of the lease and the minimum rent will be reduced as if the sale had been completed.

Relationships with Franchisees

        We have lease and franchise agreements with lessees and owners of travel centers. We collect rent, franchise, royalty and other fees under these agreements. As of December 31, 2008, 45 of our travel centers were operated by our franchisees. Ten of these travel centers are leased by us from Hospitality Trust and subleased by us to a franchisee. Thirty-five of these travel centers are owned, or leased from others, by our franchisees. As of December 31, 2008, two franchisees operated four locations each, two operated three locations each, one operated two locations, and 29 operated one location each. During 2008 we terminated two franchise agreements due to the failure of the franchisees to pay amounts due under the agreements. Branding and ownership of our franchised locations by state as of December 31, 2008, are generally described in the chart below:

	Brand Affiliation of Sites			Ownership of Sites By:
	TA	Petro	Total	Hospitality Trust	Franchisee or Others
Alabama	1	1	2	1	1
Florida	2	—	2	2	—
Georgia	2	1	3	2	1
Illinois	—	2	2	—	2
Indiana	1	3	4	1	3
Iowa	1	—	1	—	1
Kansas	2	2	4	—	4
Maryland	—	1	1	—	1
Minnesota	1	1	2	—	2
Missouri	2	2	4	—	4
North Carolina	1	—	1	—	1
North Dakota	—	1	1	—	1
Ohio	2	1	3	—	3
Oregon	1	—	1	—	1
Pennsylvania	1	2	3	—	3
South Carolina	—	1	1	—	1
Tennessee	3	—	3	2	1
Texas	2	—	2	2	—
Virginia	—	2	2	—	2
Wisconsin	1	2	3	—	3

Total	23	22	45	10	35

Franchise Agreements

        Material provisions of our franchise agreements include the following:

        Initial Franchise Fee.    The initial franchise fee for a new franchise is $100,000 for a TA franchise and $50,000 for a Petro franchise.

        Term of Agreement.    The initial term of a franchise agreement is generally ten years for a TA franchise and 15 years for a Petro franchise. Our franchise agreements generally provide for two five year renewals on the terms then being offered to prospective franchisees at the time of the franchise renewal. As of December 31, 2008, our franchise agreements had an average remaining term excluding renewal options of four years and an average remaining term including renewal options of 14 years.

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

        Fuel Purchases, Sales and Royalties.    Our TA franchisees that operate travel centers that they sublease from us must purchase all of their diesel fuel from us. Our franchisees that do not sublease from us the travel centers they operate are not required to purchase their diesel fuel from us; however, our franchise agreements that do not require the franchisee to purchase fuel from us generally do require the franchisee to pay us a royalty fee based on sales of certain fuels at the franchised travel center. We also purchase receivables generated by some of our franchisees on a non-recourse basis in return for a fee.

        Nonfuel Product Offerings.    Franchisees are required to operate their travel centers in conformity with guidelines that we establish and offer any products and services that we deem to be a standard product or service in our centers.

        Royalty Payments on Nonfuel Revenues.    Franchisees are required to pay us a royalty fee generally equal to between 2% and 4% of nonfuel revenues. Generally if a franchisee operates one or more QSRs on the franchised premises, the franchisee must pay us from 2% to 3% of all revenues in connection with those sales, net of royalties paid to QSR franchisors.

        Advertising, Promotion and Image Enhancement.    Our franchisees are required to make additional payments to us as contribution to the applicable brand wide advertising, marketing and promotional expenses we incur.

        Termination/Nonrenewal.    Generally, we may terminate or refuse to renew a franchise agreement for default by the franchisee. Generally, we may also refuse to renew if we determine that renewal would not be in our economic interest or if the franchisee will not agree to the terms in our then current form of franchise agreement for the related brand.

        Rights of First Refusal.    During the term of each franchise agreement, we generally have a right of first refusal to purchase that facility at the price offered by a third party. In addition, we generally have the right to purchase franchised Petro centers for fair market value, as determined by the parties or an independent appraiser, upon termination of a Petro franchise agreement.

Franchisee Lease Agreements

        In addition to franchise fees, we also collect rent from franchisees for ten travel centers operated by TA franchisees who sublease travel centers from us. The material provisions of these lease agreements include the following:

        Operating Costs.    The franchisee is responsible for the payment of all costs and expenses in connection with the operation of the leased travel centers, typically excluding certain environmental costs, certain maintenance costs and real estate taxes.

        Term of Agreement.    The subleases have an initial term of ten years and allow for two renewals of five years each. The current terms of these sublease agreements end between June and September 2012. The average remaining term of these agreements as of December 31, 2008, including all renewal periods, was 14 years.

        Rent.    The sublessee must pay annual fixed rent equal to the sum of:

  •
  base rent;

  •
  improvement rent, if any, which is defined as an amount equal to a certain percentage of the cost of certain capital improvements we fund after we and the sublessee agree that the improvements may enhance the value of the leased premises; and

  •
  an annual inflator generally equal to the percentage increase in the consumer price index.

        Use of the Leased Travel Center.    The leased travel center must be operated as a travel center in compliance with all laws, including all environmental laws.

        Termination/Nonrenewal.    The subleases contain terms and provisions regarding termination and nonrenewal, which are substantially the same as the terms and provisions of the related franchise agreements. The subleases are cross defaulted with the related franchise agreements. In certain circumstances we may reimburse the franchisee for a portion of the franchisee's cost of certain capital improvements upon termination of the lease.

Franchise Regulation

        Some states require state registration and delivery of specified disclosure documentation to potential franchisees and impose special regulations on petroleum franchises. Some state laws also impose restrictions on our ability to terminate or not renew franchises and impose other limitations on the terms of our franchise relationships or the conduct of our franchise business. A number of states include, within the scope of their petroleum franchising statutes, prohibitions against price discrimination and other allegedly anticompetitive conduct. These provisions supplement applicable federal and state antitrust laws. Federal Trade Commission regulations require that we make extensive disclosure to prospective franchisees. We believe that we are in compliance with all franchise laws applicable to our business.

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

        There are generally two types of fueling stations designed to serve the trucking industry:

  •
  full service travel centers, such as ours, which offer a broad range of products and services to trucking fleets and their drivers, independent truck drivers and motorists, including: diesel fuel and gasoline; full service restaurants; QSRs; truck repair and maintenance; travel and convenience stores; parking areas; and various driver amenities; and

  •
  so called "pumper only" truck stops, which provide diesel fuel, typically at discounted prices, with limited additional services. A pumper only chain of travel centers may include a majority of travel centers which typically contain few, if any, QSRs, limited store facilities; few, if any, truck repair and maintenance facilities; and few, if any, full service restaurants.

        We consider our TA and Petro travel centers to be full service travel centers. Our largest competitor in the full service segment operates travel centers under the brand "Flying J." Our two largest competitors in the pumper only segment operate centers under the brands "Pilot" and "Love's."

        We experience substantial competition from pumper only truck stop chains based primarily on diesel fuel prices. We also experience substantial competition from full service travel center chains and independent full service travel centers that is based primarily on diesel fuel prices and the quality, variety and pricing of nonfuel product and service offerings.

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

        Some states have begun to privatize their toll roads which are part of the interstate highway system. We believe it is likely that tolls will increase on privatized highways. In addition, some states may increase tolls for their own account. Whenever tolls are increased on highways in proximity to our locations, our business at those affected locations may decline because truckers may seek alternative routes.

        We believe we will be able to compete successfully for the following reasons:

  •
  Because we offer consistent, high quality products and services in our locations on a nationwide basis we may be able to attract fleet and independent professional truck drivers and motorists.

  •
  Many of our employees have substantial experience in operating our business.

  •
  As a publicly owned company affiliated with Reit Management we may have stronger capitalization and opportunities to raise capital than some of our competitors.

  •
  Our continuing relationship with Hospitality Trust may provide us opportunities to expand our business in the future.

        Although we believe our management team is highly talented, our senior management has been assembled from Reit Management and our predecessor and has undergone significant turnover since the time of the HPT Transaction; accordingly, they do not have extensive experience working together. Hospitality Trust is not obligated to provide us with opportunities to lease additional properties, and we may not be able to find other sources of capital sufficient to maintain or grow our travel center business. Also, some of our competitors may have substantially more resources than we do; and some of our competitors have vertically integrated fuel businesses which may provide them competitive advantages. For all of these reasons and others, we can provide no assurance that we will be able to compete successfully.

Environmental Matters

        Our operations and properties are extensively regulated by environmental laws. We may be required to investigate and clean up hazardous substances, including petroleum products, released at our owned and leased properties. We may be held liable to governmental entities or to third parties for property damage and personal injuries, and for investigation and clean up costs incurred in connection with any contamination. We use underground storage tanks and above ground storage tanks to store petroleum products and waste at our travel centers. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water.

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

        As of December 31, 2008, we had a reserve of $10.1 million for known unindemnified environmental matters for which we will be responsible, and we had a receivable for estimated insurance recoveries of these estimated future expenditures of $3.6 million along with $2.9 million of cash in an escrow account to fund certain of these estimated expenditures, leaving an estimated net amount of $3.6 million to be funded by us in the future. We do not have a reserve for potential unknown current or future environmental matters. We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that the costs to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition, results of operations or cash flow.

        Despite our present expectation, we cannot be certain that we are aware of all existing contamination present in our travel centers, or that material liability will not be imposed on us in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.

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

        Under the terms of our leases, we generally have agreed to indemnify Hospitality Trust for any environmental liabilities related to travel centers that we lease from Hospitality Trust.

Intellectual Property

        We own no patents. We own the "Petro" name and related trademarks. We have the right to use the "TA", "TravelCenters of America" and other trademarks historically used by our predecessor, which are owned by Hospitality Trust, during the term of the TA Lease. We also license certain trademarks used in the operation of our QSRs. We believe that these trademarks are important to our business, but could be replaced with alternative trademarks without significant disruption in our business but with significant costs.

Seasonality

        Assuming little variation in fuel prices, our revenues are usually lowest in the first quarter of the year when movement of freight by professional truck drivers and motorist travel are at their lowest levels of the year. Assuming little variation in fuel prices, our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because, while the beginning of the fourth quarter is often positively impacted by increased movement of freight in preparation for various national holidays, that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers toward the end of the year. While our revenues are modestly seasonal, the quarterly variations in our operating income may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.

Employees

        As of December 31, 2008, we employed approximately 15,430 people on a full or part time basis. Of this total, approximately 14,900 were employees at our company operated sites, 480 performed managerial, operational or support services at our headquarters or elsewhere and 50 employees staffed our distribution center. Twenty-five (25) of our employees at two sites are represented by unions. We believe that our relationship with our employees is satisfactory.

Item 1A.    Risk Factors

        Our business faces many risks. The risks described below or referred to elsewhere in this Annual Report may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also adversely impact our business operations, financial condition or results of operations. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our equity securities may decline. Investors and prospective investors should carefully consider the following risks, the risks referred to elsewhere in this Annual Report and the information contained under the heading "Warning Concerning Forward Looking Statements" before deciding whether to invest in our securities.

Risks in our business

Our operations have consistently produced losses.

        Since we began operations on January 31, 2007, our business has generally produced losses with net income generated in only two quarters. Although some of our losses have resulted from management transition, reorganization and other costs which we do not expect to continue, we believe our losses are also the result of the general decline of the United States and world economies over which we have no control and we can not provide any assurance that we will be able to operate profitably.

Our financial results are being affected by the current recession in the U.S. economy and the state of the credit market.

        The trucking industry is the primary customer for our goods and services. Freight and trucking demand in the U.S. generally reflect the amount of commercial activity in the U.S. economy. Because the U.S. economy is slowing and is in recession, demand for our products and services are slowing. For example, the recent decline in housing construction has led to less lumber and construction materials being shipped, and these reduced shipments have resulted in fewer customers and lower sales volumes at our travel centers. If the U.S. economy continues to operate at the present rates or if it declines further, our financial results may not improve or our losses may increase.

Reduced consumer spending has resulted in less imported consumer goods into the U.S. and less business at our travel centers; protectionist legislation could materially reduce imports and reduce our business.

        During the past 20 years, increasing world trade has resulted in large increases in the importation of consumer goods into the U.S., many of which are transported within the U.S. by truck. The current recession has lessened the demand for consumer goods imported into the U.S. and this decline is adversely affecting our business of supplying goods and services to truckers. Increases in U.S. exports have not offset this lost business, as many U.S. exports, for example commodities and heavy equipment, generally are not shipped via truck. If the current recession continues or worsens, our financial results may not improve or our losses may increase. Also, recent protectionist legislation such as was included in the recent stimulus law and various proposals for laws to encourage purchasing of domestically manufactured goods rather than imported products may reduce imports and adversely affect our business.

Fuel price increases and fuel price volatility negatively affect our business.

        Fuel prices and price volatility were very high during 2008. These high prices and the inability to project future prices have had several adverse impacts upon our business. First, high fuel prices have resulted in higher truck shipping costs. This causes shippers to consider alternative means for transporting freight, which reduces trucking business and, in turn, reduces our business. Second, high fuel prices caused our trucking customers to seek cost savings throughout their businesses. This has resulted in some customers instituting fuel conservation measures such as lower maximum driving speeds and reduced truck engine idling reducing total fuel consumption, and some customers concentrating their fuel business with some of our competitors who are vertically integrated fuel refiners and retailers who may offer lower prices than we offer. Third, higher fuel prices may result in less disposable income for our customers to purchase our nonfuel goods and services. Fourth, higher and more volatile fuel prices have increased the working capital needed to maintain our fuel inventories, and this increases our costs of doing business. If fuel prices or fuel price volatility increase, our financial results may not improve and our losses may increase.

Our labor costs are difficult to control.

        During 2008 we reduced our salaried workforce and implemented additional labor costs savings in our hourly workforce in an effort to match the declines in our business volumes. However, our travel centers operate 24 hours per day, 365 days per year. To maintain and manage our operations requires certain minimum staffing levels. We believe it will be increasingly difficult for us to make additional staff reductions without adversely affecting our business prospects. Also, certain opportunities for sales may be lost when labor is reduced. For these reasons, our labor costs are difficult to control and we may suffer losses.

Our properties require regular and expensive maintenance and capital investments.

        As noted above, our travel centers are open for business 24 hours per day, 365 days per year. Also, many of our locations were originally constructed more than 25 years ago. Because of the age of many of our properties, especially some of our TA sites, and because of the nature and intensity of our uses of these properties, our properties require regular and expensive maintenance and capital investments to remain functional and attractive to customers. When we commenced business we determined that some of our TA sites required significant capital investments and we obtained a commitment from Hospitality Trust to invest $125 million in our leased TA sites as part of the HPT Transaction. After the HPT Transaction was completed, we determined to accelerate this investment and we raised additional capital, in part, to do so. Recently, because of the slowing U.S. economy we determined to defer some of these capital expenditures. If our financial results do not improve or if we can not access capital necessary to maintain our properties, our business may decline and our losses may increase. Also, deferring certain capital expenditures in the near term may require us to make larger amounts of capital expenditures in the future.

Our operating margins are narrow.

        Our total operating revenues for the year ended December 31, 2008, were $7.7 billion; while the sum of our cost of goods sold (excluding depreciation) and site level operating expenses for the same period totaled $7.3 billion. Fuel sales in particular generate low gross margins. Our fuel sales for the year ended December 31, 2008, were $6.5 billion and our gross profit on fuel sales was $275 million, or approximately 4%. A small percentage decline in our future revenues or increase in our future expenses, especially revenues and expenses related to fuel, may cause us to continue to experience losses or our losses to increase.

An interruption in our fuel supplies would materially adversely affect our business.

        To mitigate the risks arising from fuel price volatility, we generally maintain limited fuel inventories. Accordingly, an interruption in our fuel supplies would materially adversely affect our business. Interruptions in fuel supplies may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, by weather related events, such as hurricanes in the areas where petroleum is mined or refined, or by national or international conditions, such as government rationing, acts of terrorism, war and the like. Any limitation in available fuel supplies which causes a decline in truck freight shipments or which caused a limit on the fuel we can offer for sale may cause us to experience losses or our losses to increase.

We are involved in litigation which is expensive and may have adverse impacts upon our business.

        We are currently involved in litigation which is expensive and which may have adverse consequences to us. If these litigation matters and or new litigation matters continue for extended periods or if they result in judgments adverse to us, we may continue to experience losses or our losses may increase. See below Item 3—Legal Proceedings.

We rely upon trade creditors for a significant amount of our working capital and the availability of alternative sources of financing may be limited in light of the current turmoil in the global credit markets.

        Our fuel purchases are our largest operating cost. In 2008 we purchased $6.2 billion of fuel. Historically, we have paid for our fuel purchases after delivery. During the past year as our fuel costs increased some of our fuel suppliers have been unwilling to adjust the amounts of our available trade credit to accommodate the increased costs of the fuel volumes which we purchase; for example, a $10 million amount of trade credit will allow us to purchase 5 million gallons of fuel at $2.00 per gallon, but only 3.33 million gallons at $3.00 per gallon. Also, our financial results and business conditions in the U.S. financial markets generally have caused some fuel suppliers to request letters of credit or other forms of security for our purchases. As a result, our investment in our working capital increased during 2008 when fuel prices were higher. While fuel prices generally declined towards the end of 2008, we cannot predict how high or low they may go in the future, which could significantly impact our working capital requirements. Further, the global credit markets have been experiencing substantial disruption and, as a result, credit has become more expensive and difficult to obtain, which may limit the availability to us of alternative sources of financing. Although we maintain a credit facility permitting borrowings for up to $100 million, we typically utilize a large portion of that facility for issuances of letters of credit to our fuel suppliers to fund our fuel purchases. Failure to obtain any additional financing we may need on reasonable terms would adversely affect our ability to fund our business operations and may result in increased investment in our working capital. Any increased investment in working capital decreases our financial flexibility to use our capital for other business purposes or to fund our operations and may cause us to suffer losses.

Our customers may become unable to pay us when we extend credit.

        We sell some of our products on credit. Customers purchasing fuel or other goods on credit from us may default on their obligations to pay, or they may extend the payment period, for products sold to them on credit, which may result in an increased investment by us in our accounts receivable. In light of the current economic slowdown or recession in the United States, the risk that some of our customers do not pay us may be greater than our historical experience. Also, to the extent that we are unable to collect receivables owed to us in a timely fashion, we may be required to increase amounts invested in our working capital, which could have a material adverse effect on our business, results of operations or financial condition.

Our storage and dispensing of petroleum products create the potential for environmental damages, and compliance with environmental laws is often expensive.

        Our business is subject to laws relating to the protection of the environment. The travel centers we operate include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damage. As a result, we regularly incur environmental clean up costs. Our balance sheet as of December 31, 2008, included an accrued liability of $10.1 million for environmental remediation and related costs. Because of the uncertainties associated with environmental expenditures, it is possible that future expenditures could be substantially higher than this amount. Environmental laws expose us to the possibility that we may become liable to reimburse the government or others for damages and costs they incur in connection with environmental hazards. We cannot predict what environmental legislation or regulations may be enacted or how existing laws or regulations will be administered or interpreted with respect to our products or activities in the future; more stringent laws, more vigorous enforcement policies or stricter interpretation of existing laws in the future could cause us to experience losses. In addition, under the leases between us and Hospitality Trust, we have agreed to indemnify Hospitality Trust from environmental liabilities it may incur arising at any of our leased travel centers. Although we maintain insurance policies which cover our environmental liabilities, that coverage may not adequately cover liabilities we may incur. To the extent we incur liabilities in excess of our policy coverage, or our insurance carriers fail to fund our claims, we will be obligated to fund such liabilities, which could materially adversely affect our results of operations or liquidity.

Our franchisees may become unable to pay our rents and royalties and we have limited control of our franchisees.

        Ten travel centers which we lease from Hospitality Trust are subleased to franchisees. An additional 35 travel centers not owned by us or Hospitality Trust are operated by franchisees. Because we have historically experienced losses, the rent and royalties we receive from these franchisees may be significant to us. For the year ended December 31, 2008, the rent and royalty revenue generated from these franchisee relationships was $14.4 million. We believe the deteriorating business conditions which have recently affected the locations which we operate, including the impact of the current recession in the U.S. economy and high and volatile fuel prices, are also adversely affecting our franchisees and may make it difficult for our franchisees to pay the rent and royalties due to us. During 2008 we terminated two franchise agreements due to the failure of the franchisees to pay amounts due under the agreements. In addition, our franchise agreements are subject to periodic rights to not renew exercisable by us or the franchisee. One franchisee that operates four locations has notified us that it may not extend its franchise agreements with us when they expire at year end 2009. Also, various laws and our existing franchise contracts limit the control we may exercise over our franchisees' business activities. A failure by our franchisees to pay rents and royalties to us, or the termination or non-renewal of a significant number of our franchise agreements, may cause us to continue to experience losses or cause our losses to increase.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business

        We rely on information technology systems across our operations, including for management of our supply chain, point of sale processing at our sites, and various other processes and transactions. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal credit information. In addition, the systems currently used for certain transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put certain payment card data at risk, and these systems are determined and controlled by the payment card industry, and not by us. Any compromise or breach of our information and payment technology systems could cause interruptions in our operations, damage our reputation and reduce our customers' willingness to visit our sites and conduct business with us. Further, the failure of these systems to operate effectively, or problems we may experience with transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems.

Risks arising from our formation and certain relationships

We have been recently reorganized.

        We are a recently reorganized business. Our board and senior management include persons associated with Hospitality Trust and its affiliates and with Reit Management as well as some former executives of our predecessor. This management team does not have a significant amount of experience working together and they may not be able to do so successfully.

We are obligated to pay material amounts of rent to Hospitality Trust.

        The terms of our leases with Hospitality Trust require us to pay all of our operating costs and generally fixed amounts of rent. During periods of industry decline, like the one we are currently experiencing, our revenues may decrease but our rents due Hospitality Trust do not decline. A decline in our revenues or an increase in our expenses may make it difficult or impossible for us to meet all of our obligations and, if we default our Hospitality Trust leases, we may be unable to continue our business.

Our business is subject to possible conflicts of interest with Hospitality Trust and Reit Management.

        Our creation was, and our continuing business is, subject to possible conflicts of interest, as follows:

  •
  Two of our directors were trustees of Hospitality Trust at the time we were created.

  •
  We have five directors, one of whom, Barry M. Portnoy, also is a trustee of Hospitality Trust and the majority owner of Reit Management, one of whom, Arthur G. Koumantzelis, is a former trustee of Hospitality Trust, and one of whom, Thomas M. O'Brien, is a former executive officer of Hospitality Trust and an employee of Reit Management. Further, Mr. Portnoy and all of our Independent Directors are members of the boards of trustees or boards of directors of various companies to which Reit Management provides management services.

  •
  Mr. O'Brien, who serves as our President and Chief Executive Officer, is also an employee of Reit Management. Andrew J. Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer is also an employee of Reit Management. We lease a large majority of our locations from Hospitality Trust. Reit Management is the manager for Hospitality Trust and we purchase services from Reit Management pursuant to our management and shared services agreement.

        In connection with the transaction agreement we entered as part of the HPT Transaction, we provided Hospitality Trust a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center with another party, and we granted Hospitality Trust and other entities to which Reit Management provides management services a right of first refusal to acquire or finance any real estate of the types in which they invest before we do, which could limit our ability to purchase or finance our properties or properties we may wish to invest in or acquire in the future.

        We believe that our historical and ongoing business dealings with Hospitality Trust and Reit Management have benefited us and that, despite the foregoing possible conflicts of interest, the transactions we have entered with Hospitality Trust and Reit Management since the HPT Transaction have been commercially reasonable and not less favorable than otherwise available to us. Nonetheless, some persons may allege that these conflicts of interest and potential conflicts of interest may create a basis on which litigation is brought against us; and defending such litigation may be expensive, time consuming and a distraction to our management.

We are dependent upon Reit Management and the management services it provides us.

        We are party to a management and shared services agreement with Reit Management, whereby Reit Management oversees and assists us with various aspects of our business. Our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer are also officers of Reit Management. We are dependent on the services provided to us by Reit Management. If Reit Management were to fail to provide us with these services, our business could be materially adversely affected.

Ownership limitations and anti-takeover provisions may prevent you from receiving a takeover premium.

        Our limited liability company agreement, or our LLC agreement, and bylaws include various provisions which may make it difficult for anyone to cause a change of control of us by means of a tender offer, open market share purchases, a proxy contest or otherwise, without the approval of our board of directors. Among others, these provisions include the following:

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

  •
  a 75% shareholders' vote requirement for shareholder nominations and other proposals which are not approved by our board of directors;

  •
  the authority of our board of directors, and not our shareholders, to adopt, amend or repeal our bylaws; and

  •
  requirements that shareholders comply with regulatory requirements or contractual obligations affecting us which could effectively limit share ownership and the ability of persons to solicit or vote proxies for our shares.

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

        We may identify material weaknesses in our internal control over financial reporting in the future. Beginning with our Annual Report on Form 10-K for the year ended December 31, 2007, pursuant to Section 404 of the Sarbanes Oxley Act of 2002, our management was required to assess the effectiveness of our internal control over financial reporting, and, under current SEC rules, beginning for the year ending December 31, 2009, we will be required to have our independent registered public accounting firm attest to the design and operating effectiveness of our internal control over financial reporting. If we or our independent registered public accounting firm were to either identify any material weakness or otherwise conclude that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information and the price of our traded securities may decline.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are leased and are located at 24601 Center Ridge Road, Suite 200, Westlake, Ohio 44145-5639. Our distribution center is a leased facility located at 1450 Gould Boulevard, LaVergne, Tennessee 37086-3535.

        As of February 27, 2009, our travel center business consisted of 233 travel centers, 185 of which are leased from Hospitality Trust, nine of which we own, three of which are owned by parties other than Hospitality Trust and leased to or managed by us, 35 of which are owned or leased by our franchisees and one travel center we operate for a joint venture in which we own a minority interest. We operate 188 of these travel centers and our franchisees operate 45 of these travel centers. We own eight parcels of land on which we may decide to build additional travel centers in the future.

        The table below summarizes information regarding branding and ownership of the travel centers we operate by state and excludes those travel centers operated by our franchisees:

	Brand Affiliation of Sites			Ownership of Sites by:
	TA	Petro	Total	TA	Hospitality Trust	Joint Venture	Others(1)
Alabama	2	2	4	1	3	—	—
Arizona	4	2	6	—	6	—	—
Arkansas	2	2	4	—	4	—	—
California	10	3	13	2	9	1	1
Colorado	3	—	3	—	3	—	—
Connecticut	3	—	3	—	3	—	—
Florida	4	1	5	—	5	—	—
Georgia	5	2	7	—	7	—	—
Idaho	1	—	1	—	1	—	—
Illinois	7	1	8	1	7	—	—
Indiana	5	1	6	—	6	—	—
Iowa	1	—	1	—	1	—	—
Kentucky	2	2	4	1	3	—	—
Louisiana	4	3	7	1	6	—	—
Maryland	3	—	3	—	3	—	—
Michigan	4	—	4	—	4	—	—
Minnesota	1	—	1	—	1	—	—
Mississippi	1	1	2	—	1	—	1
Missouri	4	1	5	—	5	—	—
Nebraska	2	1	3	—	3	—	—
Nevada	3	2	5	—	5	—	—
New Hampshire	1	—	1	—	1	—	—
New Jersey	3	1	4	—	4	—	—
New Mexico	5	1	6	—	6	—	—
New York	5	1	6	—	6	—
North Carolina	2	1	3	—	3	—	—
Ohio	10	4	14	—	14	—	—
Oklahoma	3	1	4	—	4	—	—
Oregon	2	1	3	—	3	—	—
Pennsylvania	8	1	9	—	9	—	—
South Carolina	3	—	3	—	2	—	1
Tennessee	4	2	6	—	6	—	—
Texas	11	6	17	2	15	—	—
Utah	2	—	2	—	2	—	—
Virginia	4	—	4	—	4	—	—
Washington	1	1	2	—	2	—	—
West Virginia	2	—	2	—	2	—	—
Wisconsin	2	—	2	—	2	—	—
Wyoming	3	1	4	—	4	—	—
Ontario, Canada	1	—	1	1	—	—	—

Total	143	45	188	9	175	1	3

(1)
We lease these sites from, or manage these sites for, parties other than Hospitality Trust.

Item 3.    Legal Proceedings

        In February 2006 a subsidiary of our predecessor, Pilot Travel Centers LLC, or Pilot, a competitor of ours, and others were sued by Flying J Inc., or Flying J, another one of our competitors, and its affiliates in the U.S. District Court for the District of Utah. In essence, the lawsuit claimed that we, Pilot and others participated in an unlawful concerted antitrust action to refuse to accept a payment card issued by a Flying J affiliate. Flying J and its affiliates sought damages in amounts to be determined at trial and other relief. In April 2008 we settled this litigation by paying $5 million and by agreeing to accept the payment card issued by the Flying J affiliate. As a result of this settlement, we were dismissed from the litigation on May 5, 2008. We paid the $5 million settlement amount in April 2008.

        In May 2007 we terminated a contract with Simons Petroleum, Inc., or Simons, a fuel marketer, that had been entered by our predecessor. This contract permitted Simons to market fuel to trucking companies and distribute that fuel through our TA branded locations in exchange for paying low pumping fees to us. The termination was made at our option as provided in the contract and required an 18 month wind down period during which Simons continued to market and distribute fuel through our locations. A dispute arose between us and Simons regarding the proper conduct of the parties during the wind down period. After settlement negotiations, we and Simons participated in a mediation, which failed to produce a settlement. In February 2008 we and Simons participated in a binding arbitration, under the auspices of the American Arbitration Association, or AAA. On March 14, 2008, we received the AAA ruling, which ordered us to pay Simons $0.9 million and to accept new customers, if any, presented to us by Simons until November 7, 2008. We paid this amount in April 2008. We no longer conduct any business through Simons at this time.

        On February 1, 2008, we commenced litigation against E2 Investment Partners LLC and related entities and individuals in the Delaware Court of Chancery. On December 31, 2007, these defendants forwarded a letter to us proposing directors and other matters for consideration at our 2008 annual meeting of shareholders. We sought a court order declaring that the defendants did not comply with our LLC agreement and that the defendants' notice was invalid and their proposed nominees and other matters were not properly presented for consideration at our 2008 annual meeting. On April 4, 2008, the Delaware Court of Chancery issued an order declaring that the defendants' notice breached our LLC agreement and was therefore invalid and of no force or effect. On May 8, 2008, we commenced a second litigation against the same defendants in the Delaware Court of Chancery to collect our costs and expenses arising from these defendants' breach of our LLC agreement. On July 2, 2008, the defendants filed an answer to our complaint and generally denied liability. Certain defendants in this litigation subsequently filed a motion for judgment on the pleadings. We then opposed that motion and filed a cross motion for partial summary judgment. On December 5, 2008, the defendants' motion for judgment on the pleadings was granted. On January 2, 2009, we filed a notice of appeal with the Delaware Supreme Court. On February 18, 2009, the parties settled this matter.

        On February 1, 2008, a purported holder of our shares, Alan R. Kahn, filed a purported derivative action in the Delaware Court of Chancery on behalf of us against members of our board of directors, Hospitality Trust and Reit Management. This action alleges that our directors breached their fiduciary duties in connection with the Petro Acquisition, and seeks an award of unspecified damages and reformation of the Petro Lease which we entered with Hospitality Trust in connection with the Petro Acquisition. This action also appears to allege that Reit Management and Hospitality Trust aided and abetted our directors. Under our LLC agreement and agreements with Reit Management and Hospitality Trust, we are liable to indemnify our directors, Hospitality Trust and Reit Management for liabilities, costs and expenses incurred by them in connection with this litigation. On May 6, 2008, we moved to dismiss this complaint. On June 20, 2008, the plaintiff filed an amended complaint making additional allegations regarding the members of our board of directors and withdrawing his request for reformation of the Petro Lease. On July 2, 2008, we moved to dismiss the amended complaint. On

October 30, 2008, Mr. Kahn's claims against Reit Management were voluntarily dismissed. On December 11, 2008, our motion to dismiss the amended complaint was denied and a previously imposed stay of discovery was lifted. On January 21, 2009, Hospitality Trust sent a letter to the plaintiff demanding arbitration of his claims pursuant to the terms of the Petro Lease. We believe the plaintiff's allegations are without merit.

        In March 2005, Tehama County, California commenced litigation against our predecessor in the Superior Court of California, Tehama County, seeking civil penalties and injunctive relief arising out of a fuel spill which occurred in December 2003. In July 2008, Riverside and San Bernardino Counties in the State of California each filed litigation against us in the Superior Court of California for Riverside and San Bernardino Counties, respectively, seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to our predecessor's management of underground storage tanks. We have been involved in negotiations with these three California counties and one other California county, Shasta County, which also is alleging past violations of various state laws and regulations relating to the management of underground storage tanks, in an effort to resolve their pending and threatened claims. Although we believe that the judgments or settlements which may result from these litigations and negotiations are unlikely to be material to us, California's environmental laws provide for the possible assessment of large civil penalties for various violations, including some violations which do not result in environmental harm or continuing environmental risks. In addition, only a portion of the claims being asserted by these California counties are likely to be covered under our environmental insurance policies. Accordingly, these litigations and negotiations may result in our obligation to pay material amounts.

        Beginning in mid December 2006 a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in United States District Courts in over 20 states. Major petroleum refineries and retailers have been named as defendants in one or more of these lawsuits. The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale. One theory alleges that the plaintiffs purchased smaller quantities of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy. These "temperature" cases seek, among other relief, an order requiring the defendants to install temperature correcting equipment on their retail fuel pumps, damages and attorneys' fees. A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by the government from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers. These "tax" cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer paid. These "tax" cases seek, among other relief, recovery of excess taxes paid and punitive damages. We believe that there are substantial factual and legal defenses to the theories alleged in these so called "hot fuel" lawsuits. The cases are at an early stage, having been consolidated in the United States District Court for the District of Kansas pursuant to multi-district litigation procedures and, because discovery has only recently commenced, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits. We incurred approximately $0.5 million and $1.3 million in costs related to our defense of these cases in 2007 and 2008, respectively.

        In November 2006 Great American Insurance Company of New York and Novartis Pharmaceuticals Corporation, or Novartis, filed a complaint in the United States District Court for the Southern District of New York against our predecessor and an unrelated party Prime, Inc., or Prime, in connection with the alleged theft of a tractor trailer operated by Prime which contained Novartis pharmaceutical products. The alleged theft occurred at our Bloomsbury, New Jersey travel center. Novartis sought damages up to or exceeding $30 million together with interest and costs, attorneys' fees and disbursements. On or about January 26, 2009, the parties settled this matter. Our share of the settlement was paid by our insurer, subject to our payment of the applicable insurance retention amount.

        On October 3, 2008, we received an investigative subpoena from the Florida Department of Agriculture and Consumer Services requesting the production of documents relating to the retail price and cost of fuel at a site in Florida. In late September and early October 2008 we received investigative demands from the Georgia Governor's Office of Consumer Affairs requesting the production of documents relating to the retail price and cost of fuel for the period after September 10, 2008, at three sites in Georgia. In late October 2008 we received an investigative subpoena from the Office of the Attorney General of South Carolina requesting the production of documents relating to the retail price and cost of gasoline at a site in South Carolina. It appears that these investigations are motivated by the increase in fuel prices in the southeastern U.S. after certain refineries and fuel distribution pipelines were shut down during parts of the 2008 hurricane season. We are complying with the requests made in the investigative subpoenas and investigative demands from Florida, Georgia and South Carolina.

        We are involved from time to time in various other legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Market information.    Our outstanding limited liability company interests represented by common shares, or common shares, were distributed on January 31, 2007, by Hospitality Trust by a declaration and payment of a distribution to its common shareholders of record on January 26, 2007. Our common shares were first traded on the NYSE Alternext US (formerly the American Stock Exchange, or AMEX) (symbol: TA), on January 29, 2007, on a "when issued" basis and have traded "regular way" on the AMEX or NYSE Alternext US since February 1, 2007. The following table sets forth for the periods indicated the high and low sale prices for our common shares reported by the AMEX and the NYSE Alternext US.

2008	High	Low
First Quarter	$14.94	$5.40
Second Quarter	$5.95	$2.05
Third Quarter	$3.50	$2.03
Fourth Quarter	$2.95	$0.96

2007	High	Low
First Quarter (since February 1, 2007)	$41.80	$15.50
Second Quarter	$47.41	$38.50
Third Quarter	$41.90	$29.90
Fourth Quarter	$32.60	$12.00

        The closing price of our common shares on NYSE Alternext US on February 27, 2009, was $2.00 per share.

        Holders.    As of February 24, 2009, there were 907 shareholders of record of our common shares and we believe that there are several thousand beneficial owners of our common shares.

        Dividends.    We have never paid or declared any cash dividends on our common shares. At present, we intend to retain our future earnings, if any, to fund the operations and growth of our business. Our future decisions concerning the payment of dividends on our common shares will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors as our board of directors, in its discretion, may consider relevant, and the extent to which the payment of dividends may be limited by agreements we have entered.

        Stock issuable under equity compensation plans.    The equity compensation plan information set forth in Item 12 of this Annual Report on Form 10-K is incorporated by reference herein.

        Recent sales of unregistered securities.    There were no sales of our unregistered securities by us during the fourth quarter of 2008.

Item 6.    Selected Financial Data

        From the time of our formation on October 10, 2006 to January 31, 2007, we had no operations, revenues, expenses, liabilities or assets except the nominal initial capitalization provided by Hospitality Trust.

        TravelCenters of America, Inc. is considered to be our predecessor under applicable rules and regulations of the Securities and Exchange Commission. The HPT Transaction caused our assets, liabilities, financial position, results of operations and cash flows to be materially different than those of our predecessor. Among other things, these differences will cause us to incur substantial expenses which were not incurred by our predecessor, for example, rent payments to Hospitality Trust and costs associated with operating as a public company, while allowing us to avoid the interest and depreciation expenses our predecessor historically incurred. In addition, we completed the Petro Acquisition on May 30, 2007. For these and other reasons, the historical financial information of our predecessor is not indicative of our current or future financial position, results of operations or cash flows.

        The following table presents selected historical financial information of us or our predecessor for each of the last five fiscal years. The information set forth below with respect to fiscal years 2008, 2007 and 2006 was derived from, and should be read in conjunction with, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following information should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Company		Predecessor
		Eleven Months Ended December 31, 2007(1)	One Month Ended January 31, 2007(2)	Year Ended December 31,
	Year Ended December 31, 2008
				2006	2005(3)	2004(4)
	(dollars and gallons in thousands)
Statement of Operations Data:
Revenues:
Fuel	$6,454,357	$4,778,293	$285,053	$3,905,128	$3,231,853	$1,959,239
Nonfuel	1,189,597	1,023,126	66,795	868,380	833,500	707,958
Rent and royalties	14,425	12,056	834	10,006	9,943	10,667

Total revenues	7,658,379	5,813,475	352,682	4,783,514	4,075,296	2,677,864
Income (loss) from operations	(34,863)	(106,597)	(42,164)	95,542	86,324	69,285
Net income (loss)	(40,201)	(101,308)	(22,048)	31,033	(2,095)	14,862
Income (loss) per common share:
Basic	$(2.71)	$(8.68)	$(3.18)	$4.47	$(0.30)	$2.14
Diluted	$(2.71)	$(8.68)	$(3.18)	$4.09	$(0.30)	$2.04
Balance Sheet Data (end of period):
Total assets	$889,797	$1,263,321	$728,667	$995,592	$939,704	$897,729
Capital lease obligation	103,700	105,859	—	—	—	—
Long term debt (net of unamortized discount)	—	—	669,635	668,734	675,638	682,892
Redeemable equity	—	—	14,425	13,403	1,935	1,864
Other Operating Data:
Total diesel fuel sold (in thousands of gallons)	1,849,586	1,808,550	143,096	1,645,958	1,575,460	1,338,020
Total gasoline sold (in thousands of gallons)	228,475	214,878	13,751	204,307	195,946	182,921
Number of sites (end of period):
Company operated travel centers	188	189	140	140	139	138
Franchisee operated travel centers	10	10	10	10	10	12
Franchisee owned and operated travel centers	35	37	13	13	11	10

Total travel centers	233	236	163	163	160	160

Notes to Selected Financial Data

(1)
Includes the operating results of Petro since the Petro Acquisition, which was completed on May 30, 2007.

(2)
Includes merger related expenses incurred in connection with the January 31, 2007, HPT Transaction.

(3)
In connection with a refinancing our predecessor completed during 2005, our predecessor recognized expenses of $39,566.

(4)
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

        Because of the HPT Transaction, the Petro Acquisition and other reasons, the historical financial information of our predecessor is not indicative of our future financial position, results of operations or cash flows. You should read the following discussion in conjunction with the historical financial statements included elsewhere in this Annual Report on Form 10-K.

        Our revenues and income are subject to potentially material changes as a result of the market prices of diesel fuel and gasoline, as well as the availability of these products. These factors are subject to the worldwide petroleum products supply chain, which historically has incurred shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment. Over the past few years there has been significant volatility in the cost of diesel fuel and gasoline; first, as crude oil demand increased during the previous economic recovery in the United States and events such as Hurricane Katrina affected the supply system; then as economic growth in certain developing economies, such as China and India, increased demand for petroleum products; then, as the world value of the U.S. dollar has declined and as speculation in the price of these commodities increased; and recently, the price of diesel fuel and gasoline has declined dramatically, as the subprime mortgage crisis in the United States has evolved into a worldwide recession reducing demand for petroleum products and the expectations for that demand. We expect that these significant changes in our costs for these products can largely be passed on to our customers, but increased volatility in the crude oil and refined products markets can result in negative effects on our sales and profitability and increases in our working capital requirements. We expect that the crude oil and refined product markets will continue to be volatile, but we also expect that prices for these products will not rise to the levels experienced during 2008 and may continue to decline during the next 12 months from historically high levels as a result of the slowing of the U.S. and other economies.

        In addition to the factors cited above, our financial results during 2008 were, and our financial results in future years may be, affected by the condition of the United States economy generally and, specifically, the financial condition and activity of the trucking industry in the United States. The trucking industry is the primary customer for our goods and services. Freight and trucking demand in the U.S. generally reflect the amount of commercial activity in the U.S. economy. Because the U.S. economy is slowing into a deep recession, demand for our products and services is slowing. The decline in U.S. new home starts and the decline in U.S. import activity over the past year have contributed to reduced trucking industry activity generally and to declines in our fuel sales volume. If the U.S. economy continues to operate at the present rates or if it declines further, our financial results may not improve and may decline, which could result in our experiencing losses from our operations. Declining financial results may place further demands on our working capital and limit our ability to fund our business and operations. Although we have produced net income in the last two quarters of 2008, the current economic conditions in the U.S. generally, and the trucking industry in particular, are making it increasingly difficult to produce profitable results from our operations. As we manage through the current challenging economic and industry conditions, we continue to seek opportunities to improve our operations, reduce our costs, secure sources of working capital and expand our revenue sources.

Summary of Travel Center Site Counts

        The changes in the number of our sites and in their method of operation (company operated, franchisee leased and operated or franchisee owned and operated) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our business during the past three years:

	Company Operated Sites	Franchisee Operated Sites	Franchisee Owned and Operated Sites	Total Sites
Number of travel centers at December 31, 2005	139	10	11	160
2006 Activity:
New travel centers	1	—	2	3

Number of travel centers at December 31, 2006	140	10	13	163
2007 Activity:
Acquisition of franchisee travel center	1	—	(1)	—
Petro Acquisition	45	—	24	69
New travel centers	4	—	1	5
Closed travel center	(1)	—	—	(1)

Number of travel centers at December 31, 2007	189	10	37	236
2008 Activity:
Terminated franchised travel centers	—	—	(2)	(2)
Closed travel centers	(1)	—	—	(1)

Number of travel centers at December 31, 2008	188	10	35	233

Historical Results of Operations

Relevance of Fuel Revenues and Fuel Volumes

        Due to volatile pricing of fuel products and our pricing arrangements with fuel customers, we believe that fuel revenue is not a reliable metric for analyzing our results of operations or our predecessor's results from period to period. As a result solely of changes in fuel prices, our fuel revenue may increase or decrease significantly versus our or our predecessor's historical results of operations, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in gross margin per gallon. We consider fuel volumes and gross margin to be better measures of comparative performance than fuel revenues.

  2008 Compared to 2007

        We were spun out of Hospitality Trust on January 31, 2007, and had no operations prior to that time. For the purpose of discussing the historical results of operations, the following table adds our results for the eleven months ended December 31, 2007, which include the results of Petro only from the date we acquired Petro, May 30, 2007, to the results of our predecessor for the one month ended January 31, 2007, without pro forma adjustments, and compares these combined results of operations to those for the year ended December 31, 2008. The data has been presented to facilitate our discussion below of the trends and changes affecting our operating results. It has been prepared for comparative purposes only and is not intended to be indicative of the results of operations that actually would have resulted had the HPT Transaction occurred on January 1, 2007, and is not indicative of our future results of operations. The results shown for the 2007 period include the results for Petro beginning on May 30, 2007, and do not include pro forma adjustments. Due to the Petro Acquisition on May 30, 2007, the results for the 2007 period may not be an appropriate basis for comparison to our current year results.

	Company		Predecessor	Combined
(dollars in thousands)	Year Ended December 31, 2008	Eleven Months Ended December 31, 2007	One Month Ended January 31, 2007	Year Ended December 31, 2007	$ Change	% Change
Revenues:
Fuel	$6,454,357	$4,778,293	$285,053	$5,063,346	$1,391,011	27.5%
Nonfuel	1,189,597	1,023,126	66,795	1,089,921	99,676	9.1%
Rent and royalties	14,425	12,056	834	12,890	1,535	11.9%

Total revenues	7,658,379	5,813,475	352,682	6,166,157	1,492,222	24.2%
Cost of goods sold (excluding depreciation)
Fuel	6,179,034	4,621,605	270,694	4,892,299	1,286,735	26.3%
Nonfuel	499,172	434,596	27,478	462,074	37,098	8.0%

Total cost of goods sold (excluding depreciation)	6,678,206	5,056,201	298,172	5,354,373	1,323,833	24.7%
Operating expenses:
Site level operating expenses	638,534	525,772	36,093	561,865	76,669	13.6%
Selling, general & administrative expense	97,057	98,829	8,892	107,721	(10,664)	(9.9)%
Real estate rent	233,477	189,988	931	190,919	42,558	22.3%
Depreciation and amortization expense	45,968	33,892	5,786	39,678	6,290	15.9%
Impairment of goodwill	—	15,390	—	15,390	(15,390)	(100.0)%
Merger related expenses	—	—	44,972	44,972	(44,972)	(100.0)%

Total operating expenses	1,015,036	863,871	96,674	960,545	54,491	5.7%

Loss from operations	(34,863)	(106,597)	(42,164)	(148,761)	113,898	(76.6)%
Debt extinguishment expenses	—	—	(16,140)	(16,140)	16,140	(100.0)%
Equity in income of joint venture	1,383	887	—	887	496	55.9%
Interest income	7,013	19,128	1,131	20,259	(13,246)	(65.4)%
Interest expense	(12,999)	(15,420)	(5,345)	(20,765)	7,766	(37.4)%

Loss before income taxes	(39,466)	(102,002)	(62,518)	(164,520)	125,054	(76.0)%
Provision (benefit) for income taxes	735	(694)	(40,470)	(41,164)	41,899	(101.8)%

Net loss	$(40,201)	$(101,308)	$(22,048)	$(123,356)	$83,155	(67.4)%

Same Site Results Comparisons

        As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis. For purposes of these comparisons, a travel center is included in the following same site comparisons only if it was continuously operated by us, our predecessor or the prior owner of the Petro sites from January 1, 2007, through December 31, 2008. Travel centers are not excluded from the same site comparisons as a result of expansions in their size or changes in the services offered.

	Year Ended December 31,
			$ Change	% Change
(gallons and dollars in millions)	2008	2007
Number of company operated travel centers	181	181	—	—
Fuel sales volume (gallons)(1)	1,974,395	2,323,857	(349,462)	(15.0)%
Fuel margin(1)	$275,675	$202,263	$73,412	+36.3%
Total nonfuel revenues(1)	$1,164,757	$1,215,058	$(50,301)	(4.1)%
Operating expenses(1),(2)	$618,883	$626,558	$(7,675)	(1.2)%
Number of franchisee operated travel centers	44	44	—	—
Rent and royalty revenues	$12.7	$13.2	$(0.4)	(3.1)%

(1)
Includes fuel volume, revenues and expenses of company operated travel centers only.

(2)
Excludes real estate rent expense, Petro integration expenses, certain legal settlement expense and previously deferred maintenance costs which were expensed under GAAP.

        Revenues.    Revenues for 2008 were $7,658.4 million, which represented an increase from 2007 of $1,492.2 million, or 24.2%, that is primarily attributable to the Petro Acquisition and significant increases in fuel prices.

        Fuel revenues were 84.3% of total revenues for 2008 as compared to 82.1% for 2007. Fuel revenue for 2008 increased by $1,391.0 million, or 27.5%, as compared to 2007. This increase was principally the result of the full year inclusion of the sites that were added during 2007, primarily from the Petro Acquisition, and increased fuel prices. The table below shows the changes in fuel revenues between periods that resulted from various price and volume factors:

	Gallons Sold(1)	Fuel Revenues(1)
	(gallons and dollars in thousands)
Results for 2007	2,180,275	$5,063,346
Increase due to petroleum products price change	—	1,638,123
Decrease due to TA same site volume change	(283,002)	(655,263)
Increase due to net company operated sites added since January 1, 2007	242,733	552,556
Changes due to wholesale fuel business sale volume variations	(61,945)	(144,405)

Net increase (decrease) from prior year period	(102,214)	1,391,011

Results for 2008	2,078,061	$6,454,357

(1)
Results include our predecessor's results for the one month ended January 31, 2007. Results of the sites acquired in our Petro Acquisition are included only from May 31, 2007, the date of that acquisition.

        On a same site basis for our company operated TA and Petro sites, fuel sales volume decreased by 349.5 million gallons, or 15.0%, during 2008 as compared to 2007. We believe the same site fuel sales volume decrease resulted primarily from a decline in trucking activity that was largely attributable to the significant slowing of and decline in economic activity in the U.S. throughout 2008, particularly the declines in the shipments of durable goods, including new home building supplies, as well as a decline in imports into the U.S. that are transported by truck, combined with the high cost of fuel negatively affecting the demands for fuel during 2008 as compared to 2007. We believe the same site fuel sales volume decrease also resulted from decreased demand from motorists as a result of the high cost of fuel to consumers and the general condition of the U.S. economy. Some portion of our fuel volume declines experienced in 2008 may be the result of our strategic fuel pricing decision to not compete for certain low margin fuel business. In addition, a portion of the fuel volume declines experienced in 2008 were also the result of our decision to reduce our wholesale fuel business activities in March 2008.

        Nonfuel revenues were 15.5% of total revenues for the year ended December 31, 2008, as compared to 17.7% for the same period in 2007. Nonfuel revenues for 2008 were $1,189.6 million, an increase of $99.7 million, or 9.1%, as compared to 2007. Of this increase, $119.7 million related to the company operated sites added during 2007, including those added as a result of the Petro Acquisition on May 30, 2007. The remainder of the change between years is primarily related to the decline in sales volumes at those sites we operated during both periods, partially offset by our price increases. On a same site basis for our company operated TA and Petro sites, nonfuel revenues decreased by $50.3 million, or 4.1% in 2008 as compared to 2007. We believe the same site nonfuel revenue decrease reflects decreased customer traffic in our travel centers as a result of many of the factors affecting our fuel sales volumes partially offset by the impact of our sales and marketing initiatives and the attractiveness of our nonfuel product and service offerings to customers regardless of where they choose to fuel.

        Rent and royalty revenues for 2008 were $14.4 million, an increase of $1.5 million, or 11.9%, as compared to 2007. This increase was primarily the result of the 24 Petro franchisee sites added on May 30, 2007, partially offset by a same site rent decrease of $0.6 million, or 4.5% and the termination of two franchisee sites during 2008.

        Cost of goods sold (excluding depreciation).    Cost of goods sold for 2008 was $6,678.2 million, an increase of $1,323.8 million, or 24.7%, as compared to 2007, which was primarily attributable to the cost of goods sold at the Petro locations acquired on May 30, 2007, and the increased fuel costs noted above. Fuel cost of goods sold for 2008 of $6,179.0 million increased by $1,286.7 million, or 26.3%, over 2007 of which $775.7 million resulted from fuel sales at the locations added during 2007. The increase in fuel cost of goods sold for 2008 as compared to 2007 also resulted from commodity price increases partially offset by the fuel sales volume decreases described above.

        Nonfuel cost of goods sold for 2008 was $499.2 million, an increase of $37.1 million, or 8.0%, as compared to 2007 of which $53.0 million resulted from nonfuel sales at the locations added during 2007, offset by the same site nonfuel decreases noted above. Nonfuel cost of goods sold as a percentage of nonfuel revenue was 42.0% for the year ended December 31, 2008, compared to 42.4% for the year ended December 31, 2007. We believe this improvement resulted from procurement synergies we achieved as part of integrating Petro.

        Site level operating expenses.    Site level operating expenses for 2008 were $638.5 million, an increase of $76.7 million, or 13.6%, as compared to 2007. This increase primarily resulted from $76.9 million in site level operating expenses at the locations added during 2007, offset by a decrease in operating expenses at locations open all of both years that resulted from our labor and other cost reduction initiatives in connection with declines in our business volumes.

        On a same site basis for our company operated TA and Petro sites, site level operating expenses decreased by $7.7 million, or 1.2% in 2008 compared to 2007. The decrease in site level operating expenses on a same site basis was primarily the result of decreases in labor and related benefits and payroll tax expense as a result of our March 2008 workforce reduction, other labor control initiatives and the lower sales volumes. This decrease was partially offset by increases over the prior year in expenses that are not as directly related to our volume of business such as utilities, maintenance, real estate taxes and other taxes not based on income, payment card transaction fees, our company operated vehicle fuel expenses, the unit cost of labor and related benefits, and the cost of maintaining our operating locations. On a same site basis, site level operating expenses as a percentage of nonfuel revenues for 2008 were 53.1%, compared to 51.6% in 2007. The increase in operating expenses as a percentage of nonfuel revenues is partially because some of our expenses are fixed in nature so decreases in nonfuel revenues do not result in a corresponding decrease in site level operating expenses.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for 2008 were $97.1 million, a decrease of $10.7 million, or 9.9%, as compared to 2007. This decrease primarily resulted from the elimination of costs associated with Petro's El Paso, Texas headquarters, a reduction of expense related to severance and retention payments to certain current and former employees and a reduction in share based compensation expense. This decrease also resulted from our cost saving initiatives, including our March 2008 workforce reduction. These decreases were partially offset by increased costs as a result of the Petro Acquisition and increases in legal fees and other costs related to the litigation matters discussed in Note 19 to our financial statements included elsewhere in this Annual Report on Form 10-K, including the $5.0 million Flying J litigation settlement in 2008.

        Real estate rent expense.    Rent expense for 2008 was $233.5 million, an increase of $42.6 million as compared to 2007. This increase was primarily attributable to a full year in 2008 under the TA Lease and the Petro Lease that became effective on January 31, 2007, and May 30, 2007, respectively. Under our real estate leases, we paid rent of $207.1 million during 2008 of which $9.4 million was recognized as interest expense and $2.2 million was recognized as a reduction of our capital lease obligation. We accrued $14.7 million of noncash rent expense in 2008 to recognize rent expense on a straight line basis over the terms of those leases that include rent escalation provisions and amortized $6.8 million of our deferred leasehold improvement allowance as a reduction of rent expense. In addition, we accrued $30.0 million as rent expense which was deferred pursuant to the terms of our rent deferral agreement with Hospitality Trust.

        Depreciation and amortization expense.    Depreciation and amortization expense for 2008 was $46.0 million, an increase of $6.3 million, or 15.9%, as compared to 2007. This increase was primarily attributable to assets acquired in the Petro Acquisition in addition to a $1.0 million charge recorded for the write off of intangible assets related to the termination of two franchise agreements in 2008.

        Merger related expenses.    During January 2007, our predecessor recognized a charge of $45.0 million related to expenses incurred in marketing itself for sale and consummating the HPT Transaction. These costs primarily consisted of investment banking fees, other transaction advisory fees and our predecessor's management bonus payments.

        Income (loss) from operations.    Our loss from operations for 2008, was $34.9 million, an improvement of $113.9 million, or 76.6%, as compared to 2007. This decrease was the result of the changes in revenues and expenses described above.

        Interest income and expense.    Interest income and expense consisted of the following:

	Year Ended December 31,		$
(dollars in millions)	2008	2007	Change
Accretion of leasehold improvement receivable	$3,511	$5,587	$(2,076)
Interest income on restricted investments	1,165	5,775	(4,610)
Other interest income	2,337	8,897	(6,560)

Total interest income	$7,013	$20,259	$(13,246)

Interest on our predecessor's debt	$—	$4,363	$(4,363)
Interest on the 9% Notes (extinguished in 2008)	1,273	5,591	(4,318)
Rent expense classified as interest	9,369	8,806	563
Amortization of deferred financing costs	708	27	681
Other interest expense	1,649	1,978	(329)

Total interest expense	$12,999	$20,765	$(7,766)

        The restricted investments were used to repay the defeased 9% notes in full on February 15, 2008. The decrease in other interest income was primarily attributable to reduced interest income on our lower cash balance during 2008, as compared to 2007, and declining interest rates. Our predecessor's debt was retired on January 31, 2007, as part of the HPT Transaction.

        Income tax provision (benefit).    Our effective tax rates for year ended December 31, 2008, and the eleven months ended December 31, 2007, were a provision of 1.9% and a benefit of 0.7%, respectively, which differed from the statutory rate primarily due to increases in our valuation allowance of $22.9 million and $32.0 million recorded in 2008 and 2007, respectively, and also due to state income taxes. Our predecessor's effective tax rate for the one month ended January 31, 2007, a benefit of 64.7% differed from the statutory rate primarily due to the deductibility for tax purposes of expenses related to share options granted by our predecessor that were not expensed for financial reporting purposes, which was partially offset by certain merger related expenses recognized in the financial statements which were not deductible for income tax purposes.

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

	Company	Predecessor	Combined	Predecessor
(dollars in thousands)	Eleven months Ended December 31, 2007	One month Ended January 31, 2007	Year Ended December 31, 2007	Year Ended December 31, 2006	$ Change	% Change
Revenues:
Fuel	$4,778,293	$285,053	$5,063,346	$3,905,128	$1,158,218	29.7%
Nonfuel	1,023,126	66,795	1,089,921	868,380	221,541	25.5%
Rent and royalties	12,056	834	12,890	10,006	2,884	28.8%

Total revenues	5,813,475	352,682	6,166,157	4,783,514	1,382,643	28.9%
Cost of goods sold (excluding depreciation)
Fuel	4,621,605	270,694	4,892,299	3,761,571	1,130,728	30.1%
Nonfuel	434,596	27,478	462,074	361,873	100,201	27.7%

Total cost of goods sold (excluding depreciation)	5,056,201	298,172	5,354,373	4,123,444	1,230,929	29.9%
Operating expenses:
Site level operating expenses	525,772	36,093	561,865	415,868	145,997	35.1%
Selling, general & administrative expense	98,829	8,892	107,721	61,347	46,374	75.6%
Real estate rent	189,988	931	190,919	11,011	179,908	1633.9%
Depreciation and amortization expense	33,892	5,786	39,678	71,356	(31,678)	(44.4)%
Impairment of goodwill	15,390	—	15,390	—	15,390	—%
Merger related expenses	—	44,972	44,972	4,946	40,026	809.3%

Total operating expenses	863,871	96,674	960,545	564,528	396,017	70.2%

Income (loss) from operations	(106,597)	(42,164)	(148,761)	95,542	(244,303)	(255.7)%
Other income	—	—	—	1,250	(1,250)	(100.0)%
Debt extinguishment expenses	—	(16,140)	(16,140)	—	(16,140)	—%
Equity in income of joint venture	887	—	887	—	887	—%
Interest income	19,128	1,131	20,259	2,155	18,104	840.1%
Interest expense	(15,420)	(5,345)	(20,765)	(49,637)	28,872	(58.2)%

Income (loss) before income taxes	(102,002)	(62,518)	(164,520)	49,310	(213,830)	(433.6)%
Provision (benefit) for income taxes	(694)	(40,470)	(41,164)	18,277	(59,441)	(325.2)%

Net income (loss)	$(101,308)	$(22,048)	$(123,356)	$31,033	$(154,389)	(497.5)%

Same Site Results Comparisons

        As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis. For purposes of these comparisons, a travel center is included in the following same site comparisons only if it was continuously operated by us or our predecessor from January 1, 2006, through December 31, 2007. Travel centers are not excluded from the same site comparisons as a result of expansions in their size or changes in the services offered.

	Year Ended December 31,
			$ Change	% Change
(gallons and dollars in millions)	2007	2006
Number of company operated travel centers	138	138	—	—
Number of franchisee operated travel centers	20	20	—	—
Fuel sales volume (gallons)(1)	1,629,120	1,688,863	(59,743)	(3.5)%
Total nonfuel revenues(1)	$865,798	$857,392	$8,406	1.0%
Total rental income	4,730	4,566	164	3.6
Total royalty revenues	4,173	4,174	(1)	0.0
Operating expenses(1)	441,503	416,017	$25,486	6.1%

(1)
Includes fuel volume, revenues and expenses of company operated travel centers only.

        Revenues.    Revenues for 2007 were $6,166.2 million, which represented an increase from 2006 of $1,382.6 million, or 28.9%, that is primarily attributable to the Petro Acquisition.

        Fuel revenue for 2007 increased by $1,158.2 million, or 29.7%, as compared to 2006. This increase was principally the result of sites added in 2006 and 2007, primarily the Petro Acquisition, and increased fuel prices. The table below shows the changes in fuel revenues between periods that resulted from various price and volume factors:

	Gallons Sold(1)	Fuel Revenues(1)
	(gallons and dollars in thousands)
Results for 2006	1,850,265	$3,905,128
Increase due to petroleum products price change	—	324,945
Decrease due to TA same site volume	(59,743)	(126,093)
Increase due to net company operated sites added since January 1, 2006	393,178	966,595
Changes due to wholesale fuel business sale volume variations	(3,425)	(7,229)

Net increase from prior year period	330,010	1,158,218

Results for 2007	2,180,275	$5,063,346

    (1)
    Results include our predecessor's results for the one month ended January 31, 2007 and the year ended December 31, 2006. Results of the sites acquired in our Petro Acquisition are included only from May 31, 2007, the date of that acquisition.

        We believe the same site fuel sales volume decrease resulted primarily from a decline in trucking activity that was largely attributable to slowing economic activity in the United States, as evidenced by, among other things, a decline in durable goods orders and new home building, lower U.S. import activity attributed largely to the decline in value of the U.S. dollar and lowered demand for fuel due to historically high prices for commodities, including diesel fuel and gasoline, during 2007 as compared to

2006. Fuel revenues were 82.1% of total revenues for 2007 as compared to 81.6% for 2006 principally as a result of higher fuel prices in 2007.

        Nonfuel revenues for 2007 were $1,089.9 million, an increase of $221.5 million, or 25.5%, as compared to 2006. Of this increase, $200.7 million related to the company operated sites added in the Petro Acquisition on May 30, 2007, and $17.3 million related to the net six sites added in 2006 and 2007. Same site nonfuel revenues increased by $8.6 million, or 1.0%, at company operated sites open in both 2007 and 2006 despite the decrease in same site diesel fuel volumes noted above. We believe the same site nonfuel revenue increase reflected increased customer traffic in our truck repair shops resulting, in part, from the repair shop bays we added in 2006 and 2007 as well as from variations in the levels in new truck purchases. The increase related to truck repair shops was partially offset by decreased customer traffic in our other nonfuel areas that generally coincides with declines in fuel sales volumes. Nonfuel revenues were 17.7% of total revenues for the year ended December 31, 2007, as compared to 18.2% for the same period in 2006, principally as a result of higher fuel prices in 2007.

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

        Fuel cost of goods sold for 2007 of $4,892.3 million increased by $1,130.7 million, or 30.1%, over 2006, including an $899.2 million increase from fuel purchases at the Petro locations for the period subsequent to the Petro Acquisition. The increase in fuel cost of goods sold for 2007 as compared to 2006 also resulted from commodity price increases partially offset by the fuel sales volumes decreases described above.

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

  •
  $17.2 million of separation payments to former executive officers and retention bonus payments that were required to be made to certain employees who remained in our employ through specified dates that extend to January 31, 2009;

  •
  a $6.6 million decrease in share based compensation;

  •
  $7.8 million of legal fees and settlement expenses related to certain of the litigation matters discussed in Item 3—Legal Proceedings of this Annual Report on Form 10-K; and

  •
  other increases including annual salary adjustments, increases which result from our operating as a publicly traded company and the costs of our management and shared services agreement with Reit Management, all net of various cost savings we initiated.

        Real estate rent expense.    Rent expense for 2007 was $190.9 million, an increase of $179.9 million as compared to 2006. This increase was primarily attributable to our leases with Hospitality Trust that became effective on January 31, 2007, and May 30, 2007. Under the TA Lease and Petro Lease we paid rent of $179.4 million during the eleven months ended December 31, 2007, of which $8.8 million was recognized as interest expense and $1.8 million was recognized as a reduction of our capital lease obligation. We accrued an additional $15.8 million of rent expense in 2007 to recognize rent expense related to the TA Lease on a straight line basis over the lease term and amortized $6.2 million of our deferred rental allowance as a reduction of rent expense.

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

        Impairment of goodwill.    As required by GAAP, in connection with our annual assessment of impairment of goodwill and intangible assets with indefinite lives, we reviewed the carrying value of our goodwill and other intangibles originally recorded as a result of the HPT Transaction. Due to the then current industry conditions, we concluded our goodwill was fully impaired and, therefore, the carrying amount of our goodwill, or $15.4 million, was written off to expense in the fourth quarter of 2007.

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

        We annually assess goodwill and intangible assets with indefinite lives for impairment. We use a number of assumptions and methods in preparation of valuations underlying impairment tests, including estimates of future cash flows and discount rates. Applying significantly different assumptions or valuation methods could result in different results from these impairment tests. During the fourth quarter of 2007, based upon the results of our assessment, we recognized an impairment charge of $15.4 million to reduce our previously recorded goodwill to zero.

        We are partially self insured with respect to general liability, workers' compensation, motor vehicle and group health benefits claims up to certain stop loss amounts. Provisions are established under these partial self insurance programs for both estimated losses on known claims and claims incurred but not reported, based on claims histories and using actuarial methods. The most significant risk of this methodology is its dependence on claims histories, which are not always indicative of future claims. To the extent an estimate is inaccurate, expenses and net income may be understated or overstated. At December 31, 2008 and 2007, our aggregate recorded liabilities related to these partial self insurance programs were $26.6 million and $23.3 million, respectively, which we believe was adequate to cover both reported and incurred but not reported claims.

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

        With respect to accounting for leases, each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital lease or an operating lease. The classification of a lease as capital or operating affects whether and how the transaction is reflected in our balance sheet, as well as our recognition of rental payments as rent or interest expense. These evaluations require us to make estimates of, among other things, the remaining useful life and residual value of leased properties, appropriate discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases. These policies involve significant judgments based upon our experience, including judgments about current valuations, estimated useful lives, and salvage or residual values. In the future we may need to revise our assessments to incorporate information which is not known at the time of our previous assessments, and such revisions could increase or decrease our depreciation expense related to properties that we lease, result in the classification of some of our leases as other than operating leases or decrease the carrying values of some of our assets.

        Any or all of these policies, applied in the future with the benefit of additional facts or better estimates which were not known or available at the time the various required evaluations were made, could result in revisions to estimated liabilities, adjustments to reduce assets to their fair value or recognition of expenses.

        With the exception of accounting for leases, our critical accounting policies described above were also our predecessor's critical accounting policies. Our predecessor was also reliant upon other accounting policies which it considered critical, but which we believe are unlikely to have continuing importance to us, including policies regarding accounting for agreements under which certain members of our predecessor's management purchased shares of our predecessor's stock which was subject to redemption under certain conditions and for options to purchase our predecessor's stock which were granted to certain members of our predecessor's management. Each of these accounting policies was complicated by the fact that our predecessor's stock was privately held, which required more subjective valuation estimates.

Recently Issued Accounting Pronouncements

        In September 2006 the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", or FAS 157. FAS 157 provides a common fair value hierarchy for companies to follow to determine fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. FAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. FAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued Staff Position 157-2 which delayed the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008. We adopted FAS 157 effective January 1, 2008, for our financial assets and liabilities and this adoption did not have a material effect on our consolidated financial statements. We do not believe that the adoption, effective January 1, 2009, of FAS 157 for our non-financial assets and liabilities will have a material effect on our consolidated financial statements.

        In February 2007 the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities or FAS 159 which permits companies to voluntarily choose, at specified election dates, to measure specified financial instruments and other items at fair value on a contract-by-contract basis. Subsequent changes in fair value will be required to be reported in earnings each reporting period. The objective of this election, called the "fair value option", is to improve financial reporting by providing companies with a way to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, without using the complex hedge-accounting requirements of Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and therefore is effective for us in fiscal year 2008. We adopted FAS 159 effective January 1, 2008, and its adoption did not have a material effect on our consolidated financial statements as we did not elect to remeasure any of our existing financial assets or liabilities under the provisions of FAS 159.

        In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combination or FAS 141(R) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements or FAS 160. Both standards are required to be adopted concurrently and are effective for us for business transactions for which the acquisition date is on or after January 1, 2009. These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We are currently assessing the effect of implementing these standards, which will be dependent upon the nature and extent of future business combination transactions entered into.

        FAS 141(R), among other things, requires companies to recognize, with certain exceptions, all of the assets acquired and liabilities assumed and noncontrolling interests in acquisitions of less than a 100 percent controlling interest at their acquisition-date fair value; recognize contingent consideration at the acquisition-date fair value, with subsequent changes in fair value recorded in earnings; recognize preacquisition loss and gain contingencies at their acquisition-date fair values; capitalize in-process research and development acquired at fair value; expense, as incurred, acquisition-related transaction costs; generally expense acquisition-related restructuring costs; and recognize changes in existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense.

        FAS 160 establishes new accounting and reporting requirements for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The new standard requires that a noncontrolling interest in a consolidated subsidiary be recorded as a separate component of equity. Gains or losses are not recognized on sales; they are recorded as increases or decreases to paid-in-capital, unless there is a loss of control.

Liquidity and Capital Resources

        Our principal liquidity requirements are to meet our operating expenses including rent and to fund our capital expenditures and other working capital requirements. Our sources of liquidity to meet these requirements are our operating cash flow, our cash balance, our credit facility, our ability to draw capital improvement funding under the terms of our leases with Hospitality Trust and our ability to defer $5.0 million of rent payments to Hospitality Trust each month through December 2010. We also own a portfolio of operating real estate and developable land which may be a source of additional liquidity over time to the extent it can be financed or otherwise sold.

        The primary risk we face with respect to our operating cash flow is decreased demand for our products and services, including that which may be caused by the volatility and high level of prices for petroleum based products and the economic recession in the U.S. and the trucking industry. A reduction of our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods. Also, a significant increase in the prices we must pay to obtain fuel or decrease in the amount of time we have to pay our trade creditors may increase our cash working capital requirements materially. In addition, the global credit markets have been experiencing substantial disruption and, as a result, credit has become more expensive and difficult to obtain, which may limit the availability of our sources of financing.

        During the year ended December 31, 2008, we incurred a net loss of $40.2 million, had cash inflows from operating activities of $79.5 million, cash outflows from investing activities of $87.5 million and cash inflows from financing activities of $4.8 million. During 2008 our cash and cash equivalents balance declined slightly by $3.4 million to $145.5 million. We also estimate that we have incurred a net loss during the first two months of 2009. We currently believe that, under current industry conditions, our business initiatives, our cash balance, our ability to draw improvement financing from Hospitality Trust and our ability to defer $5 million per month of rent to Hospitality Trust until December 2010 will allow us to continue to meet all of our obligations for the foreseeable future. However, there can be no assurance that industry conditions will not decline further or that any one or more of the risks identified under the section "Risk Factors" or "Warning Regarding Forward Looking Statements" or elsewhere in this Annual Report on Form 10-K or some other unidentified risk will not manifest itself in a manner which is material and adverse to our results of operations, liquidity or financial position or that our existing resources will be sufficient to allow us to meet our obligations.

Assets and Liabilities

        At December 31, 2008 and December 31, 2007, we had cash and cash equivalents of $145.5 million and $148.9 million, respectively. Our total current assets at December 31, 2008, were $409.0 million, compared to $746.0 million at December 31, 2007. Our total current liabilities were $201.0 million at December 31, 2008, compared to $567.8 million at December 31, 2007. Included in current assets as of December 31, 2007, was $271.4 million of restricted investments held in trust to repay certain notes we assumed as part of the Petro Acquisition, including the related call premium and accrued interest, that were defeased as part of the Petro Acquisition and extinguished in February 2008. Included in current liabilities as of December 31, 2007, was $262.9 million and $8.4 million for the defeased Petro debt and related accrued interest, respectively. The restricted investments were used to repay these notes and related redemption premium and accrued interest in February 2008. Changes in accounts receivable, inventories, accounts payable and accrued expenses were primarily the result of lower volumes of fuel and nonfuel goods sold in December 2008 as compared to December 2007 as well as lower fuel prices in December 2008 as compared to December 2007.

Description of Our Credit Facility

        In November 2007 we entered a $100 million revolving credit agreement, or credit facility, with a group of commercial banks. We and our major subsidiaries are borrowers or guarantors of this credit facility, under which a maximum of $100 million may be drawn, repaid and redrawn until maturity in November 2012. The maximum amount is subject to limits based on qualified collateral. The credit facility may be used for general business purposes, including the issuance of letters of credit. Generally, no principal payments are due until maturity in November 2012. Credit facility borrowings bear interest at LIBOR plus a spread that is currently 100 basis points, subject to adjustment based upon facility availability, utilization and other requirements. The credit facility is collateralized principally by certain of our cash accounts, our accounts receivable and inventory. On July 8, 2008, we entered an amendment to the credit facility to add certain previously excluded receivables and inventory as qualified collateral.

        The credit facility requires us to maintain certain levels of collateral, limits the incurrence of debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and has other customary covenants and conditions. The credit facility provides for the acceleration of principal and interest payments upon an event of default. Events of default include, but are not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the credit facility, and our default of our lease agreements with Hospitality Trust or our management and shared services agreement with Reit Management.

        At December 31, 2008 and December 31, 2007, there were no amounts outstanding under our revolving credit facility, but at December 31, 2008, we had outstanding $68.9 million of letters of credit issued under this facility, securing certain purchases, insurance, fuel tax and other trade obligations. These letters of credit reduce the amount available for borrowing under our credit facility and we currently pay a fee of 100 basis points on outstanding letters of credit.

        Rent Deferral Agreement.    On August 11, 2008, we entered a rent deferral agreement with Hospitality Trust. Under the terms of the deferral agreement we may defer our rent payments to Hospitality Trust by up to $5 million per month for each month in the period from July 1, 2008 until December 31, 2010, and we are not obligated to pay cash interest on the deferred rent through December 31, 2009. Also, pursuant to this agreement, we issued 1,540,000 of our common shares to Hospitality Trust (which represented approximately 9.6% of our shares then outstanding after this new issuance). In the event we do not defer our monthly payments for all the permitted amounts through December 31, 2009, we may repurchase a pro-rata amount of our shares issued to Hospitality Trust for nominal consideration. In the event that any rents which have been deferred remain unpaid or additional rent amounts are deferred after December 31, 2009, interest on all such amounts is payable to Hospitality Trust monthly at the rate of 12% per annum, beginning January 1, 2010. All deferred rent (and interest thereon) is due to Hospitality Trust on July 1, 2011, but may be prepaid at any time. The agreement prohibits share repurchases and dividends by us while any deferred rent remains unpaid and has change of control covenants so that amounts deferred will be immediately payable to Hospitality Trust in the event we experience a change of control (as defined in the agreement) while deferred rent is unpaid. Through December 31, 2008, we had deferred $30 million of rent payable to Hospitality Trust.

Investment Activities

        For the year ended December 31, 2008, we invested $83.2 million in capital projects, primarily to complete projects that were started in 2007 and for sustaining capital projects. Also during 2008, we made a $7.0 million capital contribution to an existing joint venture. We expect this joint venture to undertake the development of a new travel center during 2009.

        Market conditions and other factors resulted in early 2008 in our cancellation of contracts and letters of intent for the acquisition of several operating and new development sites and the cessation of development activities at the development sites we own. In connection with our abandonment of these various projects, we recognized charges of $2.0 million and $1.6 million during the fourth quarter of 2007 and the first quarter of 2008, respectively.

        Our current capital plan for 2009 anticipates expenditures of approximately $60 million, some of which may be sold to Hospitality Trust under the lease agreements with Hospitality Trust. We can sell to Hospitality Trust approximately $16.8 million of qualifying improvements without an increase in our rent, which amount would be reduced by a present value discount, and additional sales to Hospitality Trust, if any, will result in rent increases pursuant to our lease terms.

Off Balance Sheet Arrangements

        As part of the Petro Acquisition, we acquired a minority interest in a joint venture that owns one travel center that we operate. This travel center is encumbered by mortgage debt of approximately $9.7 million as of December 31, 2008. We account for the investment in the joint venture under the equity method of accounting and, therefore, we have not recorded a liability for this mortgage debt. Petro was not and we are not directly liable for this debt, but the carrying value of our investment in this joint venture of $17.2 million at December 31, 2008, could be adversely affected if the joint venture were to default on this debt and the joint venture's property were foreclosed satisfy this debt.

        Some of our customers at Petro branded locations were billed for fuel purchases by a third party that settled those transactions with us. In certain circumstances involving nonpayment by a customer, the payments we received were subject to our repayment to this third party. We terminated this billing program in December 2008. At December 31, 2008, the total remaining amount of this repayment risk was $0.3 million. We had no other off balance sheet arrangements at December 31, 2008.

Related Party Transactions

        We were formerly a 100% subsidiary of Hospitality Trust. Hospitality Trust is our principal landlord. During 2007 we completed both the HPT Transaction and the Petro Acquisition together with Hospitality Trust. For the year ended December 31, 2008, and the eleven months ended December 31, 2007, we paid cash rent of $196.0 million and $179.4 million, respectively, under our leases with Hospitality Trust and we sold to Hospitality Trust qualifying capital improvements under the $125 million tenant improvements allowance provided in the TA Lease, as amended in May 2008, for total cash proceeds of 77.4 million and $25.0 million, respectively, for the year ended December 31,

2008 and the eleven months ended December 31, 2007. At December 31, 2008, $16.8 million of the $125 million total amount of the leasehold improvements saleable to Hospitality Trust with no increase in our rent remained available. In 2007 we sold $1.4 million of leasehold improvements to Hospitality Trust for increased rent of $0.1 million annually. At December 31, 2008, other current liabilities on our consolidated balance sheet included $13.3 million for rent due to Hospitality Trust and other noncurrent liabilities included $30.0 million of rent due to Hospitality Trust that was deferred under the deferral agreement and payable no later than July 1, 2011. Pursuant to the rent deferral agreement entered in August 2008, Hospitality Trust acquired 1,540,000 of our outstanding common shares. For more details concerning our leases with Hospitality Trust, see Item 1—"Our Leases with Hospitality Trust" in this annual report on Form 10-K.

        We are party to a management and shared services agreement with Reit Management, whereby Reit Management oversees and assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of all our daily business activities, including legal and tax matters, human resources, insurance programs, management information systems and the like. Reit Management also provides management services to Hospitality Trust. One of our Managing Directors, Barry M. Portnoy, is also a Managing Trustee of Hospitality Trust and is the Chairman and majority owner of Reit Management. Thomas O'Brien, our other Managing Trustee, President and Chief Executive Officer is also an executive vice president of Reit Management. Andrew Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer is a senior vice president of Reit Management. For services to us, we pay Reit Management a fee equal to 0.6% of our fuel gross margin and of our total nonfuel revenues. The fee is payable monthly based upon the prior month's margin and revenues. We are also required to reimburse Reit Management for services provided to us by Reit Management's internal audit department. For the year ended December 31, 2008, and for the eleven months ended December 31, 2007, we paid Reit Management $9.1 million and $7.1 million, respectively, under this agreement.

        We, Reit Management and other companies to which Reit Management provides management services are in the process of forming and licensing an insurance company in the State of Indiana. All of our directors are currently serving on the board of directors of this insurance company. We expect that Reit Management, in addition to being a shareholder, will enter a management agreement with this insurance company, pursuant to which Reit Management will provide the insurance company certain management and administrative services. In addition, it is expected that the insurance company will enter an investment advisory agreement with RMR Advisors, Inc., or Advisors, pursuant to which Advisors will act as the insurance company's investment advisor. The same persons who own and control Reit Management, including Mr. Barry Portnoy, one of our Managing Directors, own and control Advisors. On February 27, 2009, we invested $25,000 in the insurance company and are committed to invest another $4,975,000, and we currently own and intend to own approximately 16.67% of this insurance company. We may invest additional amounts in the insurance company in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to transfer some or all of our insurance business to this company. By participating in this insurance business with Reit Management and the other companies to which Reit Management provides management services, we expect that we may benefit financially by possibly reducing insurance expenses and/or by having our pro-rata share of any profits realized by this insurance business. See Item 9B of this Annual Report on Form 10-K for additional information regarding this insurance company and our participation in that insurance company.

        Please see above Item 1, "History" and Item 1A, "Risk Factors—Risks arising from our formation and certain relationships—Our business is subject to possible conflicts of interest with Hospitality Trust and Reit Management" for a description of our historical and continuing relationships with Hospitality Trust and Reit Management as well as the risks and conflicts of interest which result from this history and continuing relationship. Also see disclosures included under Item 13., "Certain Relationships and Related Transactions, and Director Independence" for further descriptions of our relationships with Hospitality Trust and Reit Management.

        We have a minority joint venture interest in Petro Travel Plaza Holdings LLC, which owns one travel center that we operate under a management agreement. This investment is accounted for under the equity method. Included in our results for the year ended December 31, 2008, and the eleven months ended December 31, 2007, was management and accounting fee income of $0.4 million and $0.2 million, respectively. At December 31, 2008, we had a payable to Petro Travel Plaza LLC of $0.1 million.

  Summary of Contractual Obligations and Commitments

        At December 31, 2008, our primary outstanding trade commitments were $68.9 million of letters of credit. The following table summarizes our obligations to make future payments under various agreements as of December 31, 2008:

	Payments due by period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
	(In Millions)
Leases with Hospitality Trust	$3,505.8	$231.8	$476.6	$492.0	$2,305.4
Deferral agreement with Hospitality Trust(1)	30.0	—	30.0	—	—
Other operating leases	129.6	15.5	27.9	23.0	63.2
Employee retention and separation payments	3.3	3.3	—	—	—
Other long term liabilities(2)	26.6	13.9	8.0	3.1	1.6

Total contractual obligations	$3,695.3	$264.5	$542.5	$518.1	$2,370.2

(1)
At December 31, 2008, the total amount of rent to Hospitality Trust that had been deferred was $30.0 million. However, under the deferral agreement with Hospitality Trust, we may defer rent of up to an aggregate amount of $150 million through December 2010 and this amount, with accrued interest thereon, is payable no later than July 1, 2011.

(2)
The other long term liabilities included in the table above include accrued liabilities related to our partial self insurance programs, including for general liability, workers' compensation, motor vehicle and group health benefits claims.

Inflation and Deflation

        Inflation, or a general increase in prices, will likely have a more negative than positive impact on our business. Rising prices may allow us to increase revenues, but also likely will increase our operating costs. Also, rising prices for fuel and other products we sell increase our working capital requirements and appear to cause some of our customers to reduce their purchases of our goods and services. Because significant components of our expenses are fixed, we may not be able to realize expense reductions which match declines in general price levels, or deflation.

Seasonality

        Assuming little variation in fuel prices, our revenues are usually lowest in the first quarter of the year when movement of freight by professional truck drivers and motorist travel are at their lowest levels of the year. Assuming little variation in fuel prices, our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because, while the beginning of the fourth quarter is often positively impacted by increased movement of freight in preparation for various national holidays, that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers toward the end of the year. While our revenues are modestly seasonal, the quarterly variations in our operating income may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We have a line of credit that is secured by some of our receivables and inventory. We borrow under this credit facility in U.S. dollars and those borrowings require us to pay interest at floating interest rates. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates. A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results. For example, if the $100 million stated maximum amount was drawn under our credit facility and interest rates decreased or increased by 1% per annum, our interest expense would decrease or increase by $1 million per year, or $0.07 per share, based on currently outstanding common shares. If interest rates were to change gradually over time, the impact would occur over time. As of December 31, 2008, and February 27, 2009, no borrowings were outstanding under this credit facility, but we had issued $68.9 million of letters of credit under this facility. Our exposure to fluctuations in interest rates may increase in the future if we incur debt.

        We are exposed to risks arising from market price changes for fuel. These risks have historically resulted from changes in available supplies of fuel and market speculation, especially in 2008. Some supply changes may arise from local conditions, such as a malfunction in a particular pipeline or at a particular terminal. However, most of the supply risks arise from national or international conditions, such as weather related shutdowns of oil drilling or refining capacities, political instability in oil producing regions of the world or terrorism. Risks may also arise from changes in the demand for and the price of fuel, particularly those changes from increases and decreases in economic activities. Because petroleum products are traded in commodity markets, material changes in demand for and the price of fuel worldwide, such as the recent increases in fuel demand in China and India, and financial speculation in these commodities markets, may have a material effect upon the prices we have to pay for fuel and may also reduce our customers' demand for fuel and other products. Almost all of these risks are beyond our control. Nevertheless, we attempt to mitigate our exposure to fuel price market risks in four ways: First, whenever possible, we attempt to maintain supply contracts for diesel fuel with several different suppliers for each of our travel centers; if one supplier has a local problem we may be able to obtain fuel supplies from other suppliers. Second, we maintain modest fuel inventories, generally less than three days of fuel sales. Modest inventories may mitigate the risk that we are required by competitive or contract conditions to sell fuel for less than its cost in the event of rapid price changes; however, the low fuel inventory could exacerbate our fuel supply risks. Third, we sell a majority of our diesel fuel at prices determined by reference to a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to maintain our margin per gallon despite changes in the price we pay for fuel. Finally, we may engage from time to time in some financial hedging of the price of our fuel purchases with futures and other derivative instruments.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

        As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2008, our internal control over financial reporting is effective.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's Report on Assessment of Internal Control Over Financial Reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.    Other Information

Affiliates Insurance Company

        On February 27, 2009, we entered into a Shareholders Agreement, or the Shareholders Agreement, with Affiliates Insurance Company, a company being formed and licensed as an insurance company in the State of Indiana, or AIC, Five Star Quality Care, Inc., a Maryland corporation, or FVE, Hospitality Trust, HRPT Properties Trust, a Maryland real estate investment trust, or HRP, Senior Housing Properties Trust, a Maryland real estate investment trust, or SNH, and Reit Management. With respect to AIC, we refer to ourselves, Reit Management, FVE, Hospitality Trust, HRP and SNH, collectively, as the Shareholders.

        Pursuant to the Shareholders Agreement, each of the Shareholders has purchased from AIC 100 shares of common stock, par value of $10.00 per share, of AIC, or the Shares, at a purchase price of $250.00 per Share and has committed to purchase from AIC an additional 19,900 Shares (such additional share purchase, we refer to as the "Second Subscription") within five business days of a request from AIC at the same price per Share. The Shareholders comprise all the shareholders of AIC and each Shareholder currently owns approximately 16.67% of the outstanding Shares.

        AIC has been formed to provide insurance and risk management services to the Shareholders and their subsidiaries.

Board Representation

        The Shareholders Agreement provides that for so long as a Shareholder (other than Reit Management) owns not less than 10% of the issued and outstanding Shares, such Shareholder has the right to designate two directors for election to the board of directors of AIC and that so long as Reit Management owns not less than 10% of the issued and outstanding Shares, Reit Management has the right to designate three directors for election to the board of directors of AIC, including one director who is a resident of Indiana. The board of directors of AIC is currently composed of 13 directors.

Transfer Restrictions, Preemptive Rights and Call Options

        Subject to certain exceptions, the Shareholders Agreement prohibits the Shareholders from transferring Shares. Under the Shareholders Agreement, the Shareholders have rights to participate in future securities offerings by AIC in proportion to their Share ownership.

        In addition, under the Shareholders Agreement, if a Shareholder undergoes a change of control (as defined in the Shareholders Agreement), AIC will have, for a specified period of time, a right to repurchase the securities of AIC owned by that Shareholder. Any AIC securities not acquired by AIC may, for a specified period of time, be purchased by the Shareholders which did not undergo a change of control in proportion to their Share ownership.

Special Shareholder Approval Requirements

        The Shareholders Agreement prohibits AIC from taking certain actions unless Shareholders owning 75% of the Shares owned by all Shareholders approve of such action in advance. Those actions include:

  •
  any amendment to the articles of incorporation or bylaws of AIC;

  •
  any merger of AIC;

  •
  the sale of all or substantially all of AIC's assets;

  •
  any reorganization or recapitalization of AIC; or

  •
  any liquidation or dissolution of AIC.

Regulatory Matters

        The Shareholders Agreement requires AIC to comply in all material respects with applicable laws governing its business and operations. In addition, if by virtue of a Shareholder's ownership interest in AIC or actions taken by a Shareholder affecting AIC, the Shareholder triggers the application of any requirement or regulation on AIC or any subsidiary of AIC or any of their respective businesses, assets or operations, then the Shareholders Agreement generally requires that Shareholder to promptly take all actions necessary and fully cooperate with AIC to ensure that such requirements and regulations are satisfied without restricting, imposing additional obligations on or in any way limiting the business, assets, operations or prospects of AIC or any subsidiary of AIC. Also, the Shareholders Agreement requires each Shareholder to use best efforts to cause its shareholders, directors (or analogous position), nominees for director (or analogous position), officers, employees and agents to comply with any applicable laws impacting AIC or any of its subsidiaries or their respective businesses, assets or operations.

Termination

        The Shareholders Agreement may be terminated at any time by Shareholders owning at least 75% of the issued and outstanding Shares owned by all Shareholders or upon the dissolution of AIC.

        The foregoing description of the Shareholders Agreement is not complete and is qualified in its entirety by reference to the full text of the Shareholders Agreement, a copy of which is attached hereto as Exhibit 10.32. The Shareholders Agreement is incorporated herein by reference in its entirety.

        In furtherance of AIC's business and operations, AIC also intends to enter a management and administrative services agreement with Reit Management pursuant to which Reit Management will provide AIC certain management and administrative services and, as soon as practicable following the receipt by AIC of the amounts for the Second Subscription from the Shareholders, an investment advisory agreement with RMR Advisors, Inc., pursuant to which Advisors will act as AIC's investment adviser. The same persons who own and control Reit Management, including Mr. Barry Portnoy, one of our Managing Directors, own and control Advisors.

Information Regarding Certain Relationships and Related Transactions

        We became a publicly owned company as a result of a spin off from Hospitality Trust on January 31, 2007 and we continue to have relationships with Hospitality Trust, including as a tenant for a majority of the real properties leased by us and, pursuant to the deferral agreement discussed elsewhere in this Annual Report on Form 10-K, we previously issued 1,540,000 of our common shares to Hospitality Trust (which represented approximately 9.6% of our shares then outstanding after this new issuance). Reit Management provides management services to us. Please see elsewhere in this Annual Report on Form 10-K for a further description of our relationships with Hospitality Trust and Reit Management and our definitive proxy statement for our 2008 annual meeting of shareholders, which has been filed with the Securities and Exchange Commission, and our definitive proxy statement for our 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. In addition, Reit Management also provides management services to FVE, Hospitality Trust, HRP and SNH and we understand that those entities also have certain relationships with each other, such as lease arrangements for properties. We understand that further information regarding those relationships is provided in the applicable Shareholders' periodic reports filed with the Securities and Exchange Commission. In addition, our Independent Directors also serve as directors or trustees of certain of the other Shareholders and directors and trustees of certain of the Shareholders other than the Company serve as directors or trustees of other Shareholders. Mr. Portnoy serves as a managing director or trustee of each of the Shareholders.

Amendment to our Bylaws

        On February 27, 2009, our board of directors adopted an amendment to our bylaws, effective that same day. The amendment revised the advance notice procedures under our bylaws to require that a shareholder seeking to nominate any person for election as director or propose other business for consideration at an applicable meeting of our shareholders must have continuously held at least $2,000 in market value, or 1%, of our shares entitled to vote at the meeting on the election or the proposal of other business, as the case may be, for at least one year from the date the shareholder gives its advance notice and continuously hold those shares through and including the time of the meeting. The amendment provides that this requirement will not apply until April 1, 2010 with respect to a shareholder who continuously holds from and after April 1, 2009 shares entitled to vote at the meeting on such election or proposal of other business, as the case may be. For purposes of determining compliance with the $2,000 market value requirement, the amendment provides that the market value of our shares held by the applicable shareholder shall be determined by multiplying the number of shares such shareholder held continuously for that one-year period by the highest selling price of our shares as reported on the principal national securities exchange on which our shares are listed for trading during the 60 calendar days before the date the shareholder's notice was submitted. The amendment also revised the advance notice procedures under our bylaws to require a shareholder seeking to nominate any person for election as director or propose other business for consideration at an applicable meeting of our shareholders to hold a certificate for all shares of ours owned by such shareholder during all times described with regard to a shareholder's qualifications for validly submitting a notice to nominate any person for election as director or propose other business for consideration at an applicable meeting of our shareholders, including the time periods referred to above. The amendment also included certain other conforming changes.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        We have a code of business conduct and ethics that applies to all our representatives, including our officers and directors. Our code of business conduct and ethics is posted on our website, www.tatravelcenters.com. A printed copy of our code of business conduct and ethics is also available free of charge to any person who requests a copy. We will disclose any amendments to or waivers of our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and controller (or any person performing similar functions) on our website.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        Equity Compensation Plan Information.    We may grant options and common shares from time to time to our officers, directors, employees and other individuals who render services to us, subject to vesting requirements, under our 2007 Equity Compensation Plan, or the Plan. An aggregate of 2,000,000 of our common shares were reserved to be issued under the Plan. In 2008 we issued 612,800 restricted common shares to our directors, officers, employees and others who provide services to us. The terms of grants made under the Plan are determined by our board of directors or the compensation committee of our board of directors at the time of the grant. The following table is as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	None	1,052,120
Equity compensation plans not approved by security holders	None	None	None

Total	None	None	1,052,120

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  a)
  Index to Financial Statements and Financial Statement Schedules

        The following consolidated financial statements and financial statement schedule of TravelCenters of America LLC and its predecessor are included on the pages indicated;

Page
TravelCenters of America LLC Audited Financial Statements
Reports of Independent Registered Public Accounting Firms	F-1
Consolidated Balance Sheets as of December 31, 2008 and 2007 for TravelCenters of America LLC	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2008 and the eleven months ended December 31, 2007 for TravelCenters of America LLC, and the one month ended January 31, 2007 and the year ended December 31, 2006 for TravelCenters of America,  Inc. (predecessor)

F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2008 and the eleven months ended December 31, 2007 for TravelCenters of America LLC, and the one month ended January 31, 2007 and the year ended December 31, 2006 for TravelCenters of America, Inc. (predecessor)

F-5

Consolidated Statement of Shareholders' Equity for the year ended December 31, 2008 and the eleven months ended December 31, 2007 for TravelCenters of America LLC and for the one month ended January 31, 2007 and the year ended December 31, 2006 for TravelCenters of America, Inc. (predecessor)

F-6
Notes to Consolidated Financial Statements	F-7
Schedule II—Valuation and Qualifying Accounts	F-41

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
3.3	Amended and Restated Bylaws of TravelCenters of America LLC, as amended and restated on February 27, 2009 (filed herewith)
3.4	Amended and Restated Bylaws of TravelCenters of America LLC, as amended and restated on February 27, 2009 (marked) (filed herewith)
4.1	Form of share certificate (Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q filed on August 11, 2008)
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

10.5		Lease Agreement, dated as of May 30, 2007, by and among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and TA Operating LLC (as successor to Petro Stopping Centers, L.P.), as Tenant (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 4, 2007)
10.6
Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, under the Lease Agreement, dated as of May 30, 2007, by and among such Landlord and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated June 4, 2007)
10.7
Indenture, dated as of February 9, 2004, among Petro Stopping Centers, L.P., and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.42 of Petro Stopping Centers Holdings, L.P.'s Current Report on Form 8-K dated February 23, 2004)
10.8
First Supplemental Indenture, dated as of February 9, 2004, among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.43 of Petro Stopping Centers Holdings, L.P.'s Current Report on Form 8-K dated February 23, 2004)
10.9
Freightliner Express Operating Agreement, dated as of July 21, 1999, by and among Freightliner Corporation, TA Operating Corporation, and TA Franchise Systems, Inc. (Incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1, filed on December 12, 2006, File No. 333-139272)
10.10
Amendment No. 1 to Operating Agreement, dated as of November 9, 2000, by and among Freightliner LLC, TA Operating Corporation, and TA Franchise Systems Inc. (Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1, filed on December 12, 2006, File No. 333-139272)
10.11
Amendment No. 2 to Operating Agreement, dated as of April 15, 2003, by and among Freightliner LLC, TA Operating Corporation, and TA Franchise Systems, Inc. (Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1, filed on December 12, 2006, File No. 333-139272)
10.12
Amendment No. 3 to Operating Agreement, dated as of July 26, 2006 by and among Freightliner LLC, TA Operating Corporation, and TA Franchise Systems, Inc. (Incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1, filed on December 12, 2006, File No. 333-139272)
10.13	*
Employment Agreement, dated as of February 27, 2007, by and among TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Operating LLC and Timothy L. Doane (Incorporated by reference to Exhibit 10.13 of Amendment No. 1 to our Registration Statement on Form S-1, filed on June 25, 2007, File No. 333-143814)
10.14	*
Employment Agreement, dated as of February 27, 2007, by and among TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Operating LLC and James W. George (Incorporated by reference to Exhibit 10.14 of Amendment No. 1 to our Registration Statement on Form S-1, filed on June 25, 2007, File No. 333-143814)

10.15	*	Employment Agreement, dated January 1, 2005, by and among TravelCenters of America, Inc., TA Operating Corporation and Joseph A. Szima (Incorporated by reference to Exhibit 10.15 of our Registration Statement on Form S-1, filed on December 12, 2006, File No. 333-139272)
10.16	*
Employment Agreement, dated as of April 24, 2007, by and among TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Operating LLC and Steven C. Lee (Incorporated by reference to Exhibit 10.16 of Amendment No. 1 to our Registration Statement on Form S-1, filed on June 25, 2007, File No. 333-143814)
10.17	*
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
10.19	*
Form of Restricted Share Agreement under the 2007 Equity Compensation Plan of TravelCenters of America LLC (for restricted share grants under the plan prior to October 24, 2008) (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated November 30, 2007)
10.20	*
Position Agreement Summary, dated as of October 27, 2006, by and between TravelCenters of America, Inc. and Larry W. Dockray (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed on March 31, 2008)
10.21
Amendment No. 1 to Loan and Security Agreement, dated as of June 30, 2008, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, Petro Stopping Centers, L.P., as borrowers, each of the guarantors under the agreement, the parties to the agreement from time to time as lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 11, 2008)
10.22
Deferral Agreement, dated as of August 11, 2008 among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed on August 11, 2008)
10.23
Registration Rights Agreement, dated August 11, 2008 between TravelCenters of America LLC and Hospitality Properties Trust (Incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q filed on August 11, 2008)
10.24
Amendment No. 4 to Operating Agreement, dated as of August 12, 2008 by and between Daimler Trucks North America LLC, F/K/A Freightliner Corporation and Freightliner LLC, TA Operating LLC (successor by conversion to TA Operating Corp.), TA Franchise Systems LLC (successor by conversion to TA Franchise Systems Inc.) and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 15, 2008)

10.25		First Amendment to Lease Agreement dated March 17, 2008 by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 10, 2008)
10.26	*
Separation Agreement, dated November 24, 2008, by and among TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Operating LLC and Larry W. Dockray (incorporated by reference to our Current Report on Form 8-K filed on November 26, 2008
10.27	*
Form of Restricted Share Agreement under the 2007 Equity Compensation Plan of TravelCenters of America LLC, as of November 24, 2008 (for restricted shares granted under the plan on and after October 24, 2008) (filed herewith)
10.28	*	Letter agreement, dated June 13, 2008, among TravelCenters of America LLC and John R. Hoadley (incorporated by reference to our Current Report on Form 8-K filed on June 19, 2008)
10.29	*
Accelerated Vesting Agreement, dated as of June 13, 2008, by and among TravelCenters of America LLC and John R. Hoadley (incorporated by reference to our Current Report on Form 8-K filed on June 19, 2008)
10.30	*
Retirement Agreement among TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Operating LLC and Joseph A. Szima, dated May 15, 2008 (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2008)
10.31
First Amendment to Lease Agreement, dated as of May 12, 2008, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC (incorporated by reference to our Current Report on Form 8-K filed on May 14, 2008)
10.32
Shareholders Agreement, dated February 27, 2009, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, HRPT Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC and Reit Management & Research LLC (filed herewith)
21.1		Subsidiaries of TravelCenters of America LLC (filed herewith)
23.1		Consent of Ernst & Young LLP (filed herewith)
23.2		Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)
32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

*
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 2, 2009	TRAVELCENTERS OF AMERICA LLC
	By:	/s/ ANDREW J. REBHOLZ
		Name:	Andrew J. Rebholz
		Title:	Executive Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. O'BRIEN Thomas M. O'Brien	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2009
/s/ ANDREW J. REBHOLZ Andrew J. Rebholz	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2009
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Director	March 2, 2009
/s/ PATRICK F. DONELAN Patrick F. Donelan	Independent Director	March 2, 2009
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Independent Director	March 2, 2009
/s/ ARTHUR G. KOUMANTZELIS Arthur G. Koumantzelis	Independent Director	March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TravelCenters of America LLC

        We have audited the accompanying consolidated balance sheets of TravelCenters of America LLC ("the Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the year ended December 31, 2008 and for the period from February 1, 2007 through December 31, 2007 (successor), and for the period from January 1, 2007 through January 31, 2007 (predecessor). Our audits also included the financial statement schedule for the year ended December 31, 2008 and for the periods from February 1, 2007 through December 31, 2007 (successor), and for the period from January 1, 2007 through January 31, 2007 (predecessor) included in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TravelCenters of America LLC at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008 and for the period from February 1, 2007 through December 31, 2007 (successor), and for the period from January 1, 2007 through January 31, 2007 (predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of TravelCenters of America, Inc.:

        In our opinion, the accompanying consolidated statement of operations and comprehensive income (loss), consolidated statement of cash flows and consolidated statement of stockholders' equity present fairly, in all material respects, the results of operations and cash flows of TravelCenters of America, Inc. and its subsidiaries for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
March 19, 2007

TravelCenters of America LLC

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$145,516	$148,876
Restricted cash	—	4,801
Restricted investments	—	271,415
Accounts receivable (less allowance for doubtful accounts of $3,593 as of December 31, 2008 and $2,327 as of December 31, 2007)	61,823	110,555
Inventories	128,962	148,005
Leasehold improvement receivable	14,437	25,000
Other current assets	58,269	37,362

Total current assets	409,007	746,014
Property and equipment, net	418,765	397,266
Intangible assets, net	34,545	39,962
Leasehold improvement receivable	—	63,320
Other noncurrent assets	27,480	16,759

Total assets	$889,797	$1,263,321

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long term debt	$—	$262,866
Accounts payable	82,164	154,906
Other current liabilities	118,787	150,011

Total current liabilities	200,951	567,783
Commitments and contingencies (Note 19)
Capital lease obligations	103,700	105,859
Deferred rental allowance	87,991	94,760
Deferred rent	30,000	—
Other noncurrent liabilities	64,828	55,479

Total liabilities	487,470	823,881
Shareholders' equity:
Common shares, no par value, 16,631,545 and 14,489,265 shares issued and outstanding at December 31, 2008 and 2007, respectively	543,931	539,476
Accumulated other comprehensive income	(95)	1,272
Accumulated deficit	(141,509)	(101,308)

Total shareholders' equity	402,327	439,440

Total liabilities, redeemable equity and shareholders' equity	$889,797	$1,263,321

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Company		Predecessor
	Year Ended December 31, 2008	Eleven Months Ended December 31, 2007	One Month Ended January 31, 2007	Year Ended December 31, 2006
Revenues:
Fuel	$6,454,357	$4,778,293	$285,053	$3,905,128
Nonfuel	1,189,597	1,023,126	66,795	868,380
Rent and royalties	14,425	12,056	834	10,006

Total revenues	7,658,379	5,813,475	352,682	4,783,514
Cost of goods sold (excluding depreciation):
Fuel	6,179,034	4,621,605	270,694	3,761,571
Nonfuel	499,172	434,596	27,478	361,873

Total cost of goods sold (excluding depreciation)	6,678,206	5,056,201	298,172	4,123,444
Operating expenses:
Site level operating	638,534	525,772	36,093	415,868
Selling, general & administrative	97,057	98,829	8,892	61,347
Real estate rent	233,477	189,988	931	11,011
Depreciation and amortization	45,968	33,892	5,786	71,356
Impairment of goodwill	—	15,390	—	—
Merger related	—	—	44,972	4,946

Total operating expenses	1,015,036	863,871	96,674	564,528

Income (loss) from operations	(34,863)	(106,597)	(42,164)	95,542
Equity in income of joint venture	1,383	887	—	—
Interest income	7,013	19,128	1,131	2,155
Interest expense	(12,999)	(15,420))	(5,345)	(49,637)
Other income	—	—	—	1,250
Debt extinguishment expenses	—	—	(16,140)	—

Income (loss) before income taxes	(39,466)	(102,002)	(62,518)	49,310
Provision (benefit) for income taxes	735	(694)	(40,470)	18,277

Net income (loss)	$(40,201)	$(101,308)	$(22,048)	$31,033
Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments, (net of taxes of $0, $0, $0, and $(347), respectively)	—	—	—	(674)
Foreign currency translation adjustments, (net of taxes of $(463), $371, $(47), and $(2), respectively)	(1,367)	1,272	(47)	(9)

Comprehensive income (loss)	$(41,568)	$(100,036)	$(22,095)	$30,350

Weighted average shares outstanding:
Basic	14,833	11,675	6,937	6,937
Diluted	14,833	11,675	6,937	7,579
Earnings (loss) per common share:
Basic	$(2.71)	$(8.68)	$(3.18)	$4.47

Diluted	$(2.71)	$(8.68)	$(3.18)	$4.09

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Cash Flows

(in thousands)

	Company		Predecessor
	Year Ended December 31, 2008	Eleven Months Ended December 31, 2007	One Month Ended January 31, 2007	Year Ended December 31, 2006
Cash flows from operating activities:
Net income (loss)	$(40,201)	$(101,308)	$(22,048)	$31,033
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash rent expense	37,944	10,271	—	—
Share based compensation expense	878	1,055	4,268	11,930
Depreciation and amortization	45,968	33,892	5,786	71,356
Impairment of goodwill		15,390	—	—
Equity in income of joint venture	(1,383)	(887)	—	—
Amortization of deferred financing costs	708	27	267	3,143
Financing costs expensed upon extinguishment of debt	—	—	16,140	—
Deferred income tax provision	—	(1,252)	(33,827)	9,248
Provision for doubtful accounts	2,225	706	50	40
Changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable	46,597	(16,305)	9,112	(17,524)
Inventories	18,933	(24,304)	4,779	(2,648)
Other current assets	(20,930)	(11,802)	(10,452)	(2,795)
Accounts payable and other accrued liabilities	(82,460)	(40,314)	59,966	7,374
Cash received for leasehold improvements	77,393	25,000	—	—
Other, net	(6,219)	(5,021)	5,984	(3,671)

Net cash provided by (used in) operating activities	79,453	(114,852)	40,025	107,486

Cash flows from investing activities:
Acquisitions of businesses	—	(44,102)	—	—
Investment in joint venture	(6,970)	—	—	—
Proceeds from asset sales	2,739	—	35	2,652
Capital expenditures	(83,249)	(138,123)	(7,176)	(92,810)
Proceeds from asset sales to Hospitality Trust	—	1,438	—	—

Net cash used in investing activities	(87,480)	(180,787)	(7,141)	(90,158)

Cash flows from financing activities:
Increase/(decrease) in checks drawn in excess of bank balances	—	—	(8,170)	(2,564)
Proceeds from issuance of common shares	—	205,301	—	—
Long term debt repayments	—	—	(54)	(7,009)
Debt issuance costs	—	(1,163)	—	—
Cash security for letters of credit refunded (deposited)	4,801	(4,801)	—	—
Other, net	—	—	—	—

Net cash provided by (used in) financing activities	4,801	199,337	(8,224)	(9,573)
Effect of exchange rate changes on cash	(134)	169	(7)	(5)

Net increase (decrease) in cash	(3,360)	(96,133)	24,653	7,750
Cash and cash equivalents at the beginning of the period	148,876	245,009	55,297	47,547

Cash and cash equivalents at the end of the period	$145,516	$148,876	$79,950	$55,297

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Company		Predecessor
	Year Ended December 31, 2008	Eleven months Ended December 31, 2007	One month Ended January 31, 2007	Year Ended December 31, 2006
Common shares and other shareholders' equity:
Common shares:
Balance at the beginning of period	$539,476	$—	$3	$3
Shares issued in the HPT Transaction	—	333,120	—	—
Shares issued in public offering	—	205,301	—	—
Shares issued under deferral agreement	3,577	—	—	—
Grants under equity incentive plan	878	1,055	—	—

Balance at the end of period	543,931	539,476	3	3
Additional paid in capital:
Balance at the beginning of period	—	—	224,565	224,413
Share options	—	—	—	152

Balance at end of period	—	—	224,565	224,565

Total common shares and other shareholders' equity	543,931	539,476	224,568	224,568

Accumulated other comprehensive income:
Balance at the beginning of period	1,272	—	1,383	2,066
Change in fair value of interest rate swap agreement, net of tax	—	—	—	(674)
Foreign currency translation adjustments, net of tax	(1,367)	1,272	(47)	(9)

Balance at end of period	(95)	1,272	1,336	1,383

Accumulated deficit:
Balance at the beginning of period	(101,308)	—	(150,077)	(181,110)
Net income (loss)	(40,201)	(101,308)	(22,048)	31,033

Balance at end of period	(141,509)	(101,308)	(172,125)	(150,077)

Total shareholders' equity	$402,327	$439,440	$53,779	$75,874

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

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

        At December 31, 2008, our geographically diverse business included 233 travel centers in 41 U.S. states and in Canada. As of December 31, 2008, we operated 188 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 45 of these travel centers including 10 travel centers which our franchisees sublease from us and 35 travel centers which our franchisees own or lease from other parties.

        Our travel centers typically include 20 to 25 acre sites and provide our customers with diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel and convenience stores and other driver amenities. We also collect rents and franchise royalties from our franchisees.

        We were formed as a Delaware limited liability company on October 10, 2006. Our initial capitalization of one dollar was provided by Hospitality Properties Trust, or Hospitality Trust, on our formation date. We were a wholly owned, indirect subsidiary of Hospitality Trust, and we conducted no business activities until January 31, 2007.

        On January 31, 2007, Hospitality Trust acquired Travel Centers of America, Inc., our predecessor, through a merger of a subsidiary of ours with and into TravelCenters of America, Inc., restructured the business of our predecessor and distributed our then outstanding shares to its shareholders in a spin off transaction. The principal effects of the restructuring were that (i) our predecessor became our 100% owned subsidiary, (ii) subsidiaries of Hospitality Trust became owners of the real estate at substantially all of the travel centers and certain other assets previously owned by our predecessor as of January 31, 2007, (iii) we entered a lease of that real estate and those other assets, which we refer to as the TA Lease, and (iv) all of the outstanding indebtedness of our predecessor was repaid in full, which series of transactions we refer to as the HPT Transaction (see Note 4). We retained the balance of the assets previously owned by our predecessor and continue their operation.

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

        In connection with the HPT Transaction and our acquisition of Petro, or the Petro Acquisition, we accounted for our acquired assets and liabilities at their respective fair values, in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141). Similarly, significant differences exist between our statement of operations and comprehensive income (loss) and that of our predecessor. Our results include rent and interest expense related to our leases with Hospitality Trust while our predecessor's results included interest expense related to funded debt, debt extinguishment expense, merger related expenses and a larger amount of depreciation and amortization expense.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies

        Principles of Consolidation.    The consolidated financial statements include the accounts of TravelCenters of America LLC and its wholly owned domestic and foreign subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits and balances. Our investment in a joint venture is included in our consolidated financial statements using the equity method of accounting.

        Use of Estimates.    The preparation of financial statements in conformity with United State generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Revenue Recognition.    Sales revenues and related costs are recognized at the time of delivery of motor fuel to customers at either the terminal or the customer's facility for wholesale fuel sales and at the time of final sale to consumers at our company operated travel centers for retail fuel and nonfuel sales. The estimated cost to us of the redemption by customers of our loyalty program points is recorded as a discount against gross sales in determining net sales presented in our consolidated statement of operations and comprehensive income (loss).

        For those travel centers that we own but lease to a franchisee, rent revenue is recognized based on the rent payment due for each period. These leases specify rent increases each year based on inflation rates for the respective periods or capital improvements we make at the travel center. Because the rent increases related to these factors are contingent upon future events, the related rent revenue is not recognized until it becomes probable that these future events will occur.

        Franchise royalty revenues are collected and recognized monthly and are determined as a percentage of the franchisees' revenues. Initial franchise fee revenues are recognized when the franchisee opens for business under our brand name, which is when we have fulfilled all of our initial obligations under the related agreements. Total initial franchise fees recognized in revenue were $100 in 2007 and $200 in 2006.

        Motor Fuel and Sales Taxes.    We collect certain motor fuel and sales taxes from consumers and remit those taxes to the appropriate governmental agency. These collections and payments are not included in the accompanying consolidated statements of operations and comprehensive income (loss).

        Earnings Per Share.    Basic earnings per common share is calculated by dividing net income or loss (and income from continuing operations, cumulative effect of a change in accounting, extraordinary items and/or discontinued operations, if applicable) by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive share options and warrants, using the treasury stock method. See Note 5 for further discussion.

        Cash and Cash Equivalents.    We consider all highly liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents. The carrying amount of cash and cash equivalents is equal to its fair value.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Restricted Cash and Restricted Investments.    Restricted cash consisted of amounts deposited with financial institutions to secure certain letters of credit. Restricted investments consisted of U.S. treasury obligations held in trust until February 2008 for the purpose of redeeming the indebtedness assumed and defeased at the time of the Petro Acquisition and repaid in February 2008.

        Accounts Receivable and Allowance for Doubtful Accounts.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable losses in our existing accounts receivable. We determine the allowance based on customer risk assessment and historical write off experience. Past due balances over specific amounts and in excess of specified amounts are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. Some of our customers at Petro branded locations were billed for fuel purchases by a third party which settled those transactions with us. In certain circumstances involving nonpayment by a customer, the payments we received were subject to our repayment to this third party. We terminated this billing program in December 2008. At December 31, 2008, the total remaining amount of this repayment risk was $258.

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

        Other current assets.    Other current assets primarily consisted of prepaid expenses, expected future recoveries of environmental expenditures, and supplier deposits. Total supplier deposits at December 31, 2008 and 2007, were $41,572 and $11,700, respectively.

        Property and Equipment.    Property and equipment we acquired as a result of the HPT Transaction and Petro Acquisition was recorded based on their fair market values as of the date of those transactions. All other property and equipment is recorded at cost. We depreciate our property and equipment on a straight line basis over the following estimated useful lives of the assets:

Buildings and site improvements	15-40 years
Machinery and equipment	3-15 years
Furniture and fixtures	5-10 years

        Leasehold improvements are depreciated over the shorter of the lives shown above or the remaining term of the underlying lease. Repair and maintenance costs are charged to expense as incurred, while major renewals and betterments are capitalized. The cost and related accumulated depreciation of property and equipment sold, replaced or otherwise disposed of are removed from the accounts. Any resulting gains or losses are recognized in operations. See Note 8.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Intangible Assets.    Acquired intangible assets, other than goodwill, are initially recognized based on their fair value. Those intangible assets acquired in a business combination are initially recognized in accordance with FAS 141. FAS 141 requires an allocation of purchase price to all assets and liabilities acquired, including those intangible assets that arise from contractual or other legal rights or are otherwise capable of being separated or divided from the acquired entity (but excluding goodwill), based on the relative fair values of the acquired assets and liabilities. Any excess of acquisition cost over the fair value of the acquired net assets is recorded as goodwill. Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives or that are inherent in a continuing business and related to the entity as a whole are expensed as incurred. Intangible assets with finite lives are amortized on a straight-line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them. Goodwill and intangible assets with indefinite lives are not amortized but are reviewed each year (or more frequently if impairment indicators arise) for impairment. See Note 9.

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

        Deferred Financing Costs.    We capitalize costs incurred to borrow and we amortize that cost as interest expense over the term of the related borrowing. Deferred financing costs were $1,109 and $1,136 at December 31, 2008 and 2007, respectively, net of accumulated amortization of $281 and $27, respectively, and are included in other noncurrent assets in our consolidated balance sheet. Future amortization of deferred financing fees to be recognized by us during the term of our revolving credit facility is approximately $232 in 2009 through 2011 and $206 in 2012.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Pursuant to the rent deferral agreement described in Note 13, on August 11, 2008, we issued 1,540,000 common shares to Hospitality Trust that were valued in the aggregate at $3,577, their estimated fair value based on the closing price of our common shares on the date of issuance and the terms of the deferral agreement, and that were recorded in our consolidated financial statements as an increase in shareholders' equity with an offsetting increase in a deferred financing cost asset that will be amortized and included in interest expense over the period through December 31, 2009. Accumulated amortization of this deferred financing cost was $454 as of December 31, 2008. Future amortization of this deferred financing cost to be recognized by us is approximately $3,123 in 2009.

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

        Share Based Employee Compensation.    We account for share based compensation under Statement of Financial Accounting Standards No. 123 (Revised), "Share-Based Payment" (FAS 123R), which requires compensation cost related to share based payment transactions be recognized in the financial statements based on the fair value at the grant date. The awards made under our equity incentive plan to date have consisted of share grants, and not share options. The compensation expense related to share grants is determined based on the market value of our shares on the date of grant, with the aggregate value of the granted shares amortized to expense over the related vesting period. Share based compensation expense is included in selling, general and administrative expenses in our consolidated statement of operations and comprehensive income (loss). See Note 14 for further discussion of our share based compensation plans and related amounts recognized.

        Environmental Remediation.    We record the expense of remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation expenses are included within site level operating expenses in our consolidated statement of operations and comprehensive income (loss). Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. If recoveries of remediation costs from third parties are probable, a receivable is recorded. In our consolidated balance sheet, the accrual for environmental matters is included in other noncurrent liabilities, with the amount estimated to be expended within the subsequent twelve months included in other current liabilities.

        Self Insurance Reserves.    We are partially self insured with respect to general liability, workers' compensation, motor vehicle and group health benefits claims up to certain stop loss amounts. Provisions are established under these partial self insurance programs for both estimated losses on known claims and claims incurred but not reported, based on claims histories and using actuarial methods. At December 31, 2008 and 2007, our aggregate recorded liabilities related to these partial self

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

insurance programs were $26,602 and $23,297, respectively, which we believe was adequate to cover both reported and incurred but not reported claims.

        Defined Contribution Plan.    We sponsor a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. Our contributions to the plans are based on employee contributions and compensation and are recognized in operating expenses in the period incurred.

        Asset Retirement Obligations.    We recognize the future costs to remove our underground storage tanks, and to remove leasehold improvements as required at expiration of the respective leases, over the estimated useful lives of each tank, or leasehold improvement, in accordance with the provisions of FAS 143, "Accounting for Asset Retirement Obligations". A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long lived asset is recorded at the time an underground storage tank or leasehold improvement is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the lesser of the remaining life of the respective underground storage tank or leasehold improvement. The estimated liability is based on our historical experiences in removing these assets, estimated useful lives, external estimates as to the cost to remove the assets in the future and regulatory and/or contractual requirements. The liability is a discounted liability using a credit adjusted risk free rate. Revisions to the liability could occur due to changes in removal costs, asset useful lives or if new regulations regarding the removal of such tanks are enacted and/or amendments to the lease contracts are negotiated. See Note 8.

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

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

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

        Derivative Instruments.    We recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. We designate our derivatives based upon criteria established in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). For a derivative designated as a fair value hedge, the change in fair value is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Our predecessor used derivatives to manage risk arising from changes in interest rates and to decrease the volatility of earnings and cash flows associated with changes in interest rates. See Note 20.

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

3. Recently Issued Accounting Pronouncements

        In September 2006 the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or FAS 157. FAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. FAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. FAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008. We adopted FAS157 effective January 1, 2008, for our financial assets and liabilities and this adoption did not have a material effect on our consolidated financial statements. We do not believe that the adoption,

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

3. Recently Issued Accounting Pronouncements (Continued)

effective January 1, 2009, of FAS 157 for our non-financial assets and liabilities will have a material effect on our consolidated financial statements.

        In February 2007 the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities or FAS 159 which permits companies to voluntarily choose, at specified election dates, to measure specified financial instruments and other items at fair value on a contract-by-contract basis. Subsequent changes in fair value will be required to be reported in earnings each reporting period. The objective of this election, called the "fair value option" is to improve financial reporting by providing companies with the means to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, without using the complex hedge-accounting requirements of Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and therefore is effective for us in fiscal year 2008. We adopted FAS 159 effective January 1, 2008, and its adoption did not have a material effect on our consolidated financial statements as we did not elect to remeasure any of our existing financial assets or liabilities under the provisions of FAS 159.

        In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combination or FAS 141(R) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements or FAS 160. Both standards are required to be adopted concurrently and are effective for us for business transactions for which the acquisition date is on or after January 1, 2009. These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We are currently assessing the effect of implementing these standards, which will be dependent upon the nature and extent of future business combination transactions we enter into.

        FAS 141(R), among other things, requires companies to recognize, with certain exceptions, all of assets acquired and liabilities assumed and noncontrolling interests in acquisitions of less than a 100 percent controlling interest at their acquisition-date fair value; recognize contingent consideration at the acquisition-date fair value, with subsequent changes in fair value recorded in earnings; recognize preacquisition loss and gain contingencies at their acquisition-date fair values; capitalize in-process research and development acquired at fair value; expense, as incurred, acquisition-related transaction costs; generally expense acquisition-related restructuring costs; and recognize changes in existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense.

        FAS 160 establishes new accounting and reporting requirements for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The new standard requires that a noncontrolling interest in a consolidated subsidiary be recorded as a separate component of equity. Gains or losses are not recognized on sales; they are recorded as increases or decreases to paid-in-capital, unless there is a loss of control.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

4. HPT Transaction and Petro Acquisition

        HPT Transaction.    On January 31, 2007, HPT completed its acquisition of our predecessor pursuant to the Agreement and Plan of Merger dated as of September 15, 2006, as amended. Upon completion of the acquisition, HPT restructured the business of our predecessor and distributed all of our then outstanding common shares to its shareholders in a spin off transaction.

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

        Petro Acquisition.    On May 30, 2007, we acquired Petro for approximately $63,567. In addition, we assumed Petro's outstanding 9% Senior Secured Notes due 2012, or the 9% Notes, with a face amount of $250,000 and a fair value of $270,399, which had been defeased. We also paid $1,230 of direct acquisition costs and accrued certain other liabilities. Also on May 30, 2007, Hospitality Trust acquired the real estate of 40 Petro travel centers, and simultaneously with Hospitality Trust's acquisition of this real estate, we entered the Petro Lease for these 40 locations. Petro was included in our consolidated financial statements beginning on the date it was acquired, May 30, 2007.

        The assets we acquired in the Petro Acquisition included:

  •
  Two travel centers owned and operated by Petro.

  •
  Two travel centers that Petro leased from parties other than Hospitality Trust.

  •
  A minority interest in a joint venture which owns a travel center that was managed by Petro.

  •
  Contract rights as franchisor of 24 Petro travel centers.

  •
  Four land parcels which we believe are suitable for development of new travel centers.

  •
  Certain personal property, contract rights and all of the working capital associated with the 44 sites operated by Petro.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

4. HPT Transaction and Petro Acquisition (Continued)

        The aggregate acquisition cost was $436,427, which was comprised of the following:

Calculation of acquisition cost for Petro Stopping Centers, L.P.:
Cash consideration	$63,567
Assumed indebtedness defeased at closing	270,399
Other assumed liabilities	101,231
Other direct acquisition costs	1,230

Total acquisition cost	$436,427

        The following table summarizes the amounts assigned, based on their fair values, to the assets and liabilities acquired in the Petro Acquisition..

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

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

4. HPT Transaction and Petro Acquisition (Continued)

        These pro forma results of operations have been prepared for comparative purposes only and are not intended to be indicative of the results of operations that actually would have resulted had the HPT Transaction and the Petro Acquisition occurred at the beginning of the periods presented, or that may result in the future. The pro forma net loss for the year ended December 31, 2007, included $66,554 of merger related expenses, $16,662 of debt extinguishment expenses and $4,268 of share based compensation expense, each incurred by our predecessor or Petro as a result of the HPT Transaction or the Petro Acquisition, and $15,251 of expenses related to employee retention and separation payments. We do not include motor fuel taxes in our fuel revenues and fuel cost of sales; however, prior to the Petro Acquisition, Petro included motor fuel taxes in its fuel revenues and fuel cost of sales. These amounts, for periods prior to May 30, 2007, have not been removed from Petro's reported revenues. The pro forma total revenue amounts presented above for the years ended December 31, 2007 and 2006 include $130,241 and $313,066, respectively, of motor fuel taxes that were also included in fuel cost of sales.

5. Earnings Per Share

        The following table presents the determination of the number of shares outstanding for the calculation of earnings per common share. For the year ended December 31, 2008, and for the eleven months ended December 31, 2007, a total of 719,750 and 290,480, respectively, of our outstanding unvested common shares issued under our equity incentive plan would have had an anti-dilutive effect on our loss per common share and were therefore not included in the calculation of diluted earnings per share. The assumed exercise of 939,375 shares related to our predecessor's outstanding share options and warrants would have had an anti-dilutive effect on loss per common share for the one month period ended January 31, 2007 and were therefore not included in the calculation of diluted earnings per share.

	Company		Predecessor
	(share amounts in thousand)
	Year Ended December 31, 2008	Eleven Months Ended December 31, 2007	One Month Ended January 31, 2007	Year Ended December 31, 2006
Determination of shares:
Weighted average common shares outstanding(1)	14,833	11,675	6,937	6,937
Incremental shares attributable to the assumed exercise of dilutive share options	—	—	—	365
Incremental shares attributable to the assumed exercise of warrants	—	—	—	277

Diluted weighted average common shares outstanding	14,833	11,675	6,937	7,579

Basic earnings (loss) per common share	$(2.71)	$(8.68)	$(3.18)	$4.47
Diluted earnings (loss) per common share	$(2.71)	$(8.68)	$(3.18)	$4.09

(1)
Excludes unvested shares issued under our equity incentive plan.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

6. Comprehensive Income

        Income tax provision related to other comprehensive income consisted of the following:

	Company		Predecessor
	Year Ended December 31, 2008	Eleven Months Ended December 31, 2007	One Month Ended January 31, 2007	Year Ended December 31, 2006
Related to gain (loss) on derivative instruments	$—	$—	$—	$(347)
Related to foreign currency translation adjustments	(463)	371	(47)	(2)

Total	$(463)	$371	$(47)	$(349)

7. Inventories

        Inventories at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Nonfuel merchandise	$109,842	$105,222
Petroleum products	19,120	42,783

Total inventories	$128,962	$148,005

8. Property and Equipment

        Property and equipment, at cost, as of December 31, 2008 and 2007 consisted of the following:

	2008	2007
Land	$104,486	$102,635
Buildings	111,680	108,242
Machinery, equipment and furniture	123,065	108,143
Leasehold improvements	112,446	44,958
Construction in progress	26,834	61,854

	478,511	425,832
Less: accumulated depreciation and amortization	59,746	28,566

Property and equipment, net	$418,765	$397,266

        Total depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $39,485, $35,019 and $71,991, respectively.

        We are obligated to remove underground storage tanks and to remove certain other assets at certain sites we lease. Under our leases with Hospitality Trust, we are obligated to pay to Hospitality Trust at lease expiration an amount equal to an estimate of the asset retirement obligation we would have if we owned the underlying asset. We evaluate our asset retirement obligations based on estimated tank useful lives, internal and external estimates of the cost to remove the tanks and related obligations in the future, and regulatory or contractual requirements. We recognized an asset retirement obligation as of January 31, 2007, of $10,197, and we recorded an additional asset retirement obligation of $2,935

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

8. Property and Equipment (Continued)

as a result of the Petro Acquisition on May 30, 2007. The following table shows a reconciliation of our asset retirement obligation liability, which is included within other noncurrent liabilities in our consolidated balance sheet, for the last three years.

	Company		Predecessor
	Year Ended December 31, 2008	Eleven Months Ended December 31, 2007	One Month Ended January 31, 2007	Year Ended December 31, 2006
Balance at beginning of period	$14,020	$10,197	$1,343	$845
Liabilities acquired	17	3,023	—	2
Liabilities settled	(323)	—	—	(9)
Accretion expense	1,035	800	14	153
Revisions to estimates	—	—	—	352

Balance at end of period	$14,749	$14,020	$1,357	$1,343

9. Goodwill and Intangible Assets

        Goodwill.    Acquired goodwill is recorded based on the excess of amounts paid to the seller over the fair value of identifiable assets acquired less liabilities assumed. The changes in the carrying amount of goodwill for the last three years were as follows:

	Company		Predecessor
	Year Ended December 31, 2008	Eleven Months Ended December 31, 2007	One Month Ended January 31, 2007	Year Ended December 31, 2006
Balance at beginning of period	$—	$—	$49,681	$49,681
Goodwill recorded in HPT Transaction	—	15,390	—	—
Goodwill impairment charge recorded during the period	—	(15,390)	—	—

Balance at end of period	$—	$—	$49,681	$49,681

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

9. Goodwill and Intangible Assets (Continued)

        Intangible Assets.    Acquired intangible assets are recorded based on their fair market values as of their acquisition dates. Intangible assets, net, as of December 31, 2008 and 2007, consisted of the following:

	2008	2007
Amortizable intangible assets:
Agreements with franchisees	$28,448	$29,527
Leasehold interest	3,174	3,174
Other	3,203	3,203

Total amortizable intangible assets	34,825	35,904
Less: accumulated amortization	(8,186)	(3,848)

Net carrying value of amortizable intangible assets	26,639	32,056
Carrying value of trademarks	7,906	7,906

Intangible assets, net	$34,545	$39,962

        Total amortization expense for amortizable intangible assets for the years ended December 31, 2008, 2007 and 2006 was $4,443, $3,879, and $60, respectively. The aggregate amortization expense for our amortizable intangible assets is estimated to be $3,406 for 2009, $3,288 for both 2010 and 2011, $2,306 for 2012, and $1,594 for 2013. Amortizable intangible assets are amortized over a weighted-average period of 12.1 years. During 2008, we terminated two franchise agreements due to the failure of the franchisees to pay amounts due under the agreements and we wrote off the intangible assets related to these franchise agreements. This charge of $974 is included in depreciation and amortization expense in our consolidated statement of operations.

10. Other Current Liabilities

        Other current liabilities, as of December 31, 2008 and 2007, consisted of the following:

	2008	2007
Taxes payable, other than income taxes	$34,000	$29,346
Accrued wages and benefits	28,325	28,647
Interest payable	982	9,333
Rent payable to Hospitality Trust, excluding deferred rent	13,283	17,987
Loyalty program points reserve	10,024	9,853
Deferred rental allowance	6,769	6,769
Environmental reserve	5,559	7,214
Accrued capital expenditures	3,800	20,170
Other accrued liabilities	16,045	20,692

Total other accrued liabilities	$118,787	$150,011

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

11. Revolving Credit Facility

        In November 2007 we entered a $100 million revolving credit agreement, or credit facility, with a group of commercial banks. We and our major subsidiaries are borrowers or guarantors of this credit facility, under which a maximum of $100,000 may be drawn, repaid and redrawn until maturity in November 2012. The maximum amount is subject to limits based on qualified collateral. The credit facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Credit facility borrowings bear interest at LIBOR plus a spread that is currently 100 basis points, subject to adjustment based upon facility availability, utilization and other requirements. The credit facility is collateralized principally by certain of our cash accounts, accounts receivable and inventory. As of December 31, 2008, $42,841 of our cash balance, which was not restricted as to withdrawal or usage, was included as collateral in the form of a compensating balance for this credit agreement. On July 8, 2008, we entered an amendment to the credit facility to add as qualified collateral certain receivables and inventory related to our Petro sites, which assets had been previously excluded from the collateral supporting our credit facility.

        The credit facility requires us to maintain certain amounts of collateral, limits our ability to incur debt and liens, restricts our ability to make certain investments and pay dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and has other customary covenants and conditions. The credit facility provides for acceleration of principal and interest payments upon an event of default. Events of default include, but are not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the credit facility, and our default of the lease agreements with Hospitality Trust or our management and shared services agreement with Reit Management & Research LLC, or Reit Management.

        At December 31, 2008, there were no borrowed amounts outstanding under our revolving credit facility. At December 31, 2008 and 2007, we had outstanding $68,925 and $32,971, respectively, of letters of credit issued under this facility, securing certain purchases, insurance, fuel tax and other trade obligations. At December 31, 2007, we had outstanding $1,197 of letters of credit originally issued by Petro prior to the Petro Acquisition that were secured by $1,271 of cash deposits restricted for that purpose and which were replaced with new letters of credit backed by our credit facility.

12. Indebtedness

        Simultaneously with the Petro Acquisition, we and Hospitality Trust made arrangements to call Petro's 9% Notes by depositing with the trustee for the 9% Notes U.S. Treasury obligations sufficient to effect a covenant defeasance, to pay all of the interest due on the 9% Notes until the redemption date and to pay the full amount of the 9% Notes, including the redemption premium, on the redemption date of February 15, 2008. On December 31, 2007, $250,000 in principal amount of the 9% Notes was outstanding. The 9% Notes were our obligations and remained so until the redemption date, and are included on our balance sheet as of December 31, 2007, at their estimated fair value, which takes into account the redemption premium. On February 15, 2008, the 9% Notes, along with the redemption premium and accrued interest, were paid in full with the proceeds from the restricted investments.

        Debt Extinguishments Expense.    During the one month ended January 31, 2007, our predecessor recognized a charge to debt extinguishment expense of $16,140 related to the write off of the full amount of its then unamortized debt discount, as a result of the HPT Transaction.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. Indebtedness (Continued)

        Fair Value.    The estimated fair value of long term debt at December 31, 2007, was $262,866. We had no long term debt outstanding at December 31, 2008.

13. Leasing Transactions

        As a lessee.    We have entered into lease agreements covering most of our travel center locations, warehouse and office space, computer and office equipment and vehicles, with the most significant leases being the two we have entered with Hospitality Trust as further described below. Certain leases include renewal options, and certain leases include escalation clauses and purchase options. Future minimum lease payments required under our operating leases that had remaining noncancelable lease terms in excess of one year, as of December 31, 2008, were as follows:

Year ending December 31,	Total
2009	$242,280
2010	245,452
2011	249,003
2012	253,044
2013	251,886
Thereafter	2,333,127

Total	$3,574,792

        Rent expense under our operating leases consisted of the following:

	Company		Predecessor
	Year ended December 31, 2008	Eleven months ended December 31, 2007	One month ended January 31, 2007	Year Ended December 31, 2006
Minimum rent	$241,372	$196,399	$1,418	$16,962
Minimum rent included in interest expense	9,369	8,806	—	—
Contingent rent	124	127	3	107

Total rent expense	$250,865	$205,332	$1,421	$17,069

        Our leases with Hospitality Trust are "triple net" leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, inventories, services to customers, repairs and maintenance, insurance, real estate and personal property taxes and ground lease payments. The TA Lease expires on December 31, 2022, and minimum rent increases annually during the first six years of the lease term from $153,500 to $175,000 and may increase if Hospitality Trust funds or reimburses the cost in excess of $125,000 (see below) for improvements to the leased TA travel centers. The Petro Lease expires on June 30, 2024, subject to extension by us for all but not less than all of the leased Petro travel centers for up to two additional periods of 15 years each, and requires minimum annual rent of $62,225. Starting in 2012 and 2013, respectively, the TA Lease and Petro Lease require us to pay additional rent equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased travel centers over base amounts. The increases

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

13. Leasing Transactions (Continued)

in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index.

        Although the future minimum lease payments under the TA Lease are scheduled to increase over time, we are required, under GAAP, to recognize expense related to these payments in equal annual amounts for the term of the lease, or $170,696 per year. The following table sets forth the amounts of minimum rent payments required under our leases with Hospitality Trust in each of the years shown.

2007	$179,037
2008	226,311
2009	231,878
2010	235,829
2011	240,789
2012	245,843
2013	246,126
2023 and thereafter	$2,305,443

        Under the TA Lease, we can sell to Hospitality Trust certain capital improvements we make to properties owned by Hospitality Trust with no increase in our rent payable to Hospitality Trust. All improvements funded by Hospitality Trust are owned by Hospitality Trust. These sales originally were limited to $125,000 with no more than $25,000 of sales permitted in any one year. On May 12, 2008, we and Hospitality Trust amended the TA Lease. This lease amendment permits us to sell to Hospitality Trust qualified improvements which we have made or may make to the travel centers leased from Hospitality Trust under the TA Lease on an expedited basis. In the event that we elect to sell these capital improvements before the time contractually permitted by the original lease terms, Hospitality Trust's purchase commitment amount is discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease. We may request that Hospitality Trust fund amounts in excess of the amounts referred to above in return for minimum rent increases according to formulas.

        During the years ended December 31, 2008 and 2007, we sold leasehold improvements to Hospitality Trust for total cash proceeds, after the discounts for accelerated receipts, of $77,393 and $25,000, respectively. At December 31, 2008, $16,820 of the $125,000 total amount of the leasehold improvements saleable to Hospitality Trust with no increase in our rent remained available. During 2007 we sold $1,438 of additional improvements to Hospitality Trust for an increase in annual rent of $122.

        On August 11, 2008, we entered a rent deferral agreement with Hospitality Trust. Under the terms of the deferral agreement we have the option to defer our monthly rent payments to Hospitality Trust by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010, and we are not obligated to pay cash interest on the deferred rent through December 31, 2009. Also pursuant to the deferral agreement, we issued 1,540,000 of our common shares to Hospitality Trust. See Note 14 for a further description of this transaction. In the event that any rents which have been deferred remain unpaid or additional rent amounts are deferred after December 31, 2009, interest on all such amounts is payable to Hospitality Trust monthly at the rate of 12% per annum, beginning January 1, 2010. No additional rent deferrals are permitted for rent periods after December 31, 2010. Any deferred rent

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

13. Leasing Transactions (Continued)

(and interest thereon) not paid is due to Hospitality Trust on July 1, 2011. Any deferred amounts (and related interest) may be prepaid at any time. This deferral agreement has change of control covenants so that amounts deferred will be immediately payable to Hospitality Trust in the event we experience a change of control while deferred rent is unpaid. As of December 31, 2008, we had deferred an aggregate of $30,000 of rent payable to Hospitality Trust.

        As described above, Hospitality Trust committed as part of our TA Lease to fund up to $125,000 of qualifying capital improvements at those leased properties. This $125,000 was recognized and accounted for in 2007 as a tenant allowance under GAAP. This accounting resulted in the following:

  •
  The recognition on our balance sheets of an asset, referred to as our leasehold improvements receivable, which represents our right to receive these amounts in the future, at their discounted value, based upon our expected timing of receipt of future payments from Hospitality Trust.

  •
  The recognition on our balance sheets of a liability, referred to as our deferred rental allowance, which represents the amount of our unearned tenant allowance from Hospitality Trust. This liability is reduced by a portion of each rent payment made to Hospitality Trust.

  •
  The leasehold improvements receivable is being accreted over the time this receivable is expected to be received, and such accretion is being recognized as interest income. Interest income related to this accretion for the years ended December 31, 2008 and 2007 was $3,511 and $5,587, respectively.

  •
  The deferred rental allowance is being amortized over the period of the lease on a straight line basis with an offsetting reduction to rent expense. This reduction for the years ended December 31, 2008 and 2007 was $6,769 and $6,229, respectively. At December 31, 2008, the unamortized balance of the deferred rental allowance was $94,760, of which $6,769 is included in other current liabilities and $87,991 is included as a noncurrent liability in our consolidated balance sheet at December 31, 2008.

  •
  Although they are legally owned by Hospitality Trust, the assets related to the qualifying capital improvements we sell to Hospitality Trust remain on our balance sheet after the sales and are amortized over the lives of the assets or the remaining term of the lease, whichever is shorter, as depreciation and amortization expense.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

13. Leasing Transactions (Continued)

        The following table summarizes the various amounts related to the leases with Hospitality Trust that are reflected in our operating results:

	Year ended December 31, 2008	Eleven months ended December 31, 2007
Minimum base rent cash payments	$191,436	$177,347
Rent for improvements sold to Hospitality Trust	122	72
Rent for ground leases acquired by Hospitality Trust	4,461	1,959

Total rent payments to Hospitality Trust	196,019	179,378
Required straight line rent adjustments	13,988	15,763
Rent deferred under rent deferral agreement	30,000	—
Less capital lease obligation amortization	(2,159)	(1,761)
Less amount recognized as interest	(9,369)	(8,806)
Less deferred leasehold improvement allowance amortization	(6,769)	(6,229)

Rent to Hospitality Trust recognized as rent expense	$221,710	$178,344

        Other current liabilities in our consolidated balance sheets at December 31, 2008, and December 31, 2007, included $13,283 and $17,987, respectively, for rent due to Hospitality Trust, excluding deferred rent. Other noncurrent liabilities in our consolidated balance sheet at December 31, 2008, included $30,000 of deferred rent payable to Hospitality Trust under the deferral agreement.

        As a lessor.    Ten of the travel centers we lease from Hospitality Trust are subleased to franchisees under operating lease agreements. Prior to the HPT Transaction, our predecessor owned these sites and leased them to these franchisees. The lease agreements with the franchisees, provide for initial terms of 10 years with two renewal terms of five years each. These leases include rent escalations that are contingent on future events, namely inflation or our funding capital improvements. Rent revenue from these operating leases totaled $4,880, $4,730, and $4,566 for the years ended December 31, 2008, 2007, and 2006, respectively. Future minimum lease payments due to us under these operating leases as of December 31, 2008 were as follows:

Year ending December 31,	Total
2009	$3,979
2010	3,979
2011	3,979
2012	2,350
2013	—

Total	$22,245

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

14. Shareholders' Equity

        On January 31, 2007, as part of the HPT Transaction, Hospitality Trust distributed 8,808,575 of our common shares to its shareholders in a spin off transaction. In July and August 2007, we issued 5,335,090 common shares in a public offering, for net proceeds of $205,301 after underwriters discount and commissions and other costs of the offering.

        Pursuant to the rent deferral agreement described in Note 13, on August 11, 2008, we issued to Hospitality Trust 1,540,000 common shares, approximately 9.6% of our shares then outstanding after this new issuance. In the event we do not defer in full the permitted amounts through December 31, 2009, a pro-rata amount of our shares issued to Hospitality Trust may be repurchased by us from Hospitality Trust for nominal consideration. This deferral agreement also includes a prohibition on share repurchases and dividends by us while any deferred rent remains unpaid. The shares issued to Hospitality Trust were valued in the aggregate at $3,577, their estimated fair value based on the closing price of our common shares on the date of issuance and the terms of the deferral agreement, and were recorded in our consolidated financial statements as an increase in shareholders' equity with an offsetting increase in a deferred financing cost asset that will be amortized into interest expense over the period from August 2008 through December 2009.

        Equity Incentive Plans.    An aggregate of 2,000,000 of our common shares were authorized for issuance under the terms of our 2007 Equity Compensation Plan, or the Plan. A total of 612,800 and 345,600 common shares were awarded under the Plan during 2008 and 2007, respectively, with aggregate market values of $746 and $5,346, respectively, based on the closing prices of our common shares on the exchange on which they are traded on the dates of the awards. The weighted average grant date fair value of unvested common shares issued in 2008 and 2007 was $1.22 and $15.47, per share, respectively. The total fair value on the vesting dates of common shares that vested during 2008 and 2007 was $239 and $969, respectively. No share based awards were issued by our predecessor in 2006. Shares issued to directors vest immediately, shares issued to others vest over four years to nine years and the related compensation expense is recognized in expense ratably over the vesting periods. As of December 31, 2008, 1,052,120 shares remained available for issuance under the Plan. As of December 31, 2008, there was a total of $3,855 of share based compensation related to unvested shares that will be amortized to expense over a weighted-average remaining service period of 5.9 years. The following table sets forth the number and weighted average grant date fair value of unvested common shares and common shares issued under the Plan for the year ended December 31, 2008.

	Number Of Unvested Shares	Weighted Average Grant Date Fair Value Per Share
Balance as of beginning of period	290,480	$15.47
Granted	612,800	1.22
Vested	(173,010)	5.39
Forfeited/canceled	(10,520)	14.99

Balance as of end of period	719,750	$5.60

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

14. Shareholders' Equity (Continued)

        Our predecessor had a share option plan that we did not assume. All 939,375 share options that were outstanding under our predecessor's share option plan as of December 31, 2006, were cancelled as part of the HPT Transaction on January 31, 2007. Our predecessor recognized share based compensation expense of $4,268 in January 2007 when its outstanding options vested and were cancelled as a result of the HPT Transaction.

        The following table sets forth the composition of share based compensation expense for the last three years.

	Company		Predecessor
	Year Ended December 31, 2008	Eleven Months Ended December 31, 2007	One Month Ended January 31, 2007	Year Ended December 31, 2006
Share based compensation expense consisted of: Expense related to restricted share awards	$878	$1,055	$—	$—
Expense under FAS 123R related to vested performance options	—	—	4,268	11,620
Expense related to outstanding redeemable shares	—	—	—	310

Total share based compensation expense	$878	$1,055	$4,268	$11,930

15. Income Taxes

        In June 2006 the Financial Accounting Standards Board issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes", or FIN 48. FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

        FIN 48 became effective January 1, 2007, and was adopted upon our inception as a new company on January 31, 2007. We have concluded that the effects of uncertain tax positions, if any, are not material to our consolidated financial statements.

        Our predecessor's federal income tax returns for 2004 through January 31, 2007, are subject to possible examination by the Internal Revenue Service, or IRS, and certain of our predecessor's state income tax returns for 2002 through January 31, 2007, are subject to possible examination by the respective state tax authorities. We believe we have made adequate provision for income taxes and interest that may be become payable for years not yet examined.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

15. Income Taxes (Continued)

        The provision (benefit) for income taxes was as follows:

	Company		Predecessor
	Year Ended December 31, 2008	Eleven Months Ended December 31, 2007	One Month Ended January 31, 2007	Year Ended December 31, 2006
Current tax provision:
Federal	$—	$—	$(6,750)	$7,566
State	735	560	107	1,462
Foreign	—	—	—	1

	735	560	(6,643)	9,029
Deferred tax provision (benefit):
Federal	(20,786)	(30,168)	(31,380)	8,560
State	(2,443)	(3,533)	(2,432)	925
Foreign	(137)	(214)	(15)	(237)

	(23,366)	(33,915)	(33,827)	9,248

Total tax provision (benefit)	(22,631)	(33,355)	(40,470)	18,277
Valuation allowance	23,366	32,661	—	—

Net tax provision (benefit)	$735	$(694)	$(40,470)	$18,277

        Because of our short history and operating losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income. We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized. When we believe it is more likely than not we will recover our deferred tax assets, we will record these assets as an income tax benefit in the consolidated statement of operations, which will affect our results of operations. As of December 31, 2008, our federal net operating loss carryforward was approximately $73,816. Our net operating losses will begin to expire in 2028.

        Our effective tax rate for the year ended December 31, 2008, and for the eleven months ended December 31, 2007, was a provision of 1.9% and 0.7%, respectively, which differed from the statutory rate primarily due to recognition of a valuation allowance against our net deferred tax assets and to certain state income taxes that are due without regard to our net operating losses. Our predecessor's effective tax rate for the one month ended January 31, 2007, was a benefit of 64.7% which differed from the statutory rate primarily due to deductibility for tax purposes of expenses related to stock options that were not expensed for financial reporting purposes, partially offset by certain merger related expenses recognized in the financial statements which were not deductible for income tax purposes.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

15. Income Taxes (Continued)

        The principal reasons for the difference between our effective tax (benefit) rate and the U.S. Federal statutory income tax (benefit) rate of 35% is as follows:

	Company		Predecessor
	Year Ended December 31, 2008	Eleven Months Ended December 31, 2007	One Month Ended January 31, 2007	Year Ended December 31, 2006
U.S. federal statutory rate applied to income before taxes	$(13,813)	$(35,700)	$(21,881)	$17,259
State income taxes, net of federal income tax benefit	(1,280)	(3,980)	(2,361)	1,560
Benefit related to share based compensation	—	—	(28,638)	—
Impairment charge	364	6,036	—	—
Loss (gain) related to seized funds	—	—	—	(429)
Other non-deductible expenses	—	—	12,153	85
Benefit of tax credits	(912)	(811)	(37)	(600)
Adjustment of estimated prior year tax liabilities	—	—	—	365
Taxes on foreign income at different than U.S. rate	(137)	(214)	11	6
Change in valuation allowance	23,366	32,661	—	—
Other—net	(6,853)	1,314	283	31

Total tax provision (benefit)	$735	$(694)	$(40,470)	$18,277

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

15. Income Taxes (Continued)

        Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Straight line rent accrual	$12,551	$6,736
Reserves	17,058	10,576
Capital lease obligation	40,676	41,522
Asset retirement obligation	5,871	5,499
Tax credits	1,723	811
Tax loss carry forwards	29,009	14,609
Other	953	2,956

Total deferred tax asset before valuation allowance	107,841	82,709
Valuation allowance:	(55,813)	(32,661)

Total deferred tax assets	52,028	50,048
Deferred tax liabilities:
Depreciable assets	(36,507)	(36,770)
Intangible assets	(6,854)	(8,097)
Other	8,667)	(5,181)

Total	(52,028)	(50,048)

Net deferred tax assets (liabilities):	$—	$—

16. Employee Benefit Plans

        We have established and assumed several employee savings plans under the provisions of Section 401(k) of the Internal Revenue Code. As of January 1, 2008, these plans had all been merged into one plan. All employees are eligible to participate in our plan and are entitled, upon termination or retirement, to receive their vested portion of the plan assets. We match a certain level of employee contributions to our plan and we also pay certain expenses of this plan. Expense recorded for employer matching contributions, including our and our predecessor's contributions, was $3,119 for the year ended December 31, 2008, $2,307 for the eleven months ended December 31, 2007, $260 for the one month ended January 31, 2007, and $2,376 for the year ended December 31, 2006.

17. Joint Venture Investment

        We own a minority joint venture interest in Petro Travel Plaza Holdings LLC, or PTP, which owns one travel center that we operate under a management agreement and a parcel of land upon which it is developing a new travel center that we expect to operate. This investment is accounted for under the equity method. The carrying value of this investment as of December 31, 2008 and 2007, was $17,224 and $8,871, respectively and was included in other noncurrent assets in our consolidated balance sheet. The carrying value of our investment in PTP exceeded the amount of underlying equity in net assets of PTP by $3,246 as of the date we acquired Petro. This difference arose through the valuation process that was applied to the assets acquired in the Petro Acquisition and is being amortized over a period of

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

17. Joint Venture Investment (Continued)

15 years, the useful life of the assets whose values resulted in this difference. The equity income recorded from this investment for the year ended December 31, 2008, was $1,383 and for the eleven months ended December 31, 2007, was $887, all of which was recognized in the period subsequent to the Petro Acquisition when all contingencies related to its realization were achieved. In addition, included in our results was management and accounting fee income of $416 for the year ended December 31, 2008, and $243 and for the eleven months ended December 31, 2007, earned from managing this joint venture. At December 31, 2008, and 2007, we had a payable to PTP of $150 and $4,406, respectively. It is not practicable to estimate the fair value of TA's investment in the equity of PTP because of the lack of quoted market prices and the inability to estimate current fair value without incurring excessive costs. However, management believes that the carrying amount of PTP at December 31, 2008 and 2007, was not impaired. The travel center owned by PTP is encumbered by mortgage debt of approximately $9,673 as of December 31, 2008. Since we account for the investment in the joint venture under the equity method of accounting, we have not recorded a liability for this mortgage debt. Petro was not and we are not directly liable for this debt, but the carrying value of our investment in this joint venture could be adversely affected if the joint venture defaulted on this debt and the joint venture's property was sold in foreclosure. On October 8, 2008 we made a capital contribution to PTP in the amount of $6,970 in conjunction with our joint venture partner contributing developable land to the joint venture, with the result that our ownership percentage remained at 40%. We expect that PTP may undertake the construction of a new travel center facility in 2009.

18. Related Party Transactions

        We were formerly a 100% subsidiary of Hospitality Trust. Hospitality Trust is our principal landlord. During 2007 we completed both the HPT Transaction and the Petro Acquisition together with Hospitality Trust. For the year ended December 31, 2008, and the eleven months ended December 31, 2007, we paid cash rent of $196,019 and $179,378, respectively, under our leases with Hospitality Trust and we sold to Hospitality Trust $77,393 and $25,000, respectively, of qualifying capital improvements under the $125 million tenant improvements allowance provided in the TA Lease, as amended in May 2008. At December 31, 2008, $16,820 of the $125 million total amount of the leasehold improvements saleable to Hospitality Trust with no increase in our rent remained available. In 2007 we sold $1,438 of leasehold improvements to Hospitality Trust for increased rent of $122 annually. At December 31, 2008, other current liabilities on our consolidated balance sheet included $13,283 for rent due to Hospitality Trust and other noncurrent liabilities included $30,000 of rent due to Hospitality Trust that was deferred under the deferral agreement and payable no later than July 1, 2011. Pursuant to the rent deferral agreement entered in August 2008, Hospitality Trust acquired 1,540,000 of our outstanding common shares. See Note 13 for additional information regarding our leasing transactions with Hospitality Trust.

        We are party to a management and shared services agreement with Reit Management, whereby Reit Management oversees and assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of all our daily business activities, including legal and tax matters,

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

18. Related Party Transactions (Continued)

human resources, insurance programs, management information systems and the like. Reit Management also provides management services to Hospitality Trust. One of our Managing Directors, Barry Portnoy, is also a Managing Trustee of Hospitality Trust and is the Chairman and majority owner of Reit Management. Thomas O'Brien, our other Managing Trustee, President and Chief Executive Officer is also an executive vice president of Reit Management. Andrew Rebholz, our Treasurer and Chief Financial Officer is a senior vice president of Reit Management. For services to us, we pay Reit Management a fee equal to 0.6% of our fuel gross margin and of our total nonfuel revenues. The fee is payable monthly based upon the prior month's margin and revenues. We are also required to reimburse Reit Management for services provided to us by Reit Management's internal audit department. For the year ended December 31, 2008, and for the eleven months ended December 31, 2007, we paid Reit Management $9,067 and $7,084, respectively, under this agreement. See Note 24 for a description of a transaction we entered in 2009 with Reit Management and other companies to which Reit Management provides management services.

        We have a minority joint venture interest in Petro Travel Plaza Holdings LLC, which owns one travel center that we operate under a management agreement. This investment is accounted for under the equity method. Included in our results for the year ended December 31, 2008, and the eleven months ended December 31, 2007, was management and accounting fee income of $416 and $243, respectively. At December 31, 2008, we had a payable to Petro Travel Plaza Holdings LLC of $150. See Note 17 for further descriptions of these transactions and the related amounts.

19. Commitments and Contingencies

  Guarantees

        We offer a warranty of our workmanship in our truck repair shops, but the annual warranty expense and corresponding liability are not material to us. Also, in the normal course of our business, we periodically enter agreements that contain guarantees or indemnification provisions. While the maximum amount to which we may be exposed under such agreements cannot be estimated, we do not believe that any potential guaranty or indemnification will have a material adverse effect on our consolidated financial position or result of operations.

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

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

19. Commitments and Contingencies (Continued)

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

        At December 31, 2008, we had an accrued liability for environmental matters of $10,147, as well as a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, resulting in an estimated net amount of $3,627 to be funded by us in the future. While it is not possible to quantify with certainty our environmental exposure, in our opinion, based upon the information now known to us, our potential liability for clean up and remediation in excess of the accrual we have recorded will not have a material adverse effect on our financial condition, results of operations or cash flows.

        The following table sets forth the various amounts regarding environmental matters, as of December 31, 2008 and 2007, recorded in our consolidated balance sheet as either current or noncurrent assets or liabilities.

	2008	2007
Gross liability for environmental matters:
Included in accrued liabilities	$5,559	$7,214
Included in noncurrent liabilities	4,588	5,569

Total recorded liabilities	10,147	12,783
Less-expected recoveries of future expenditures:
Included in other current assets	(1,937)	(1,912)
Included in other noncurrent assets	(1,706)	(2,029)
Less-cash in escrow account included in other assets	(2,877)	(3,285)

Net environmental costs to be funded by future operating cash flows	$3,627	$5,557

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

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

19. Commitments and Contingencies (Continued)

cash receipts. These estimated future cash disbursements are subject to change based on, among other things, changes in the underlying remediation activities and changes in the regulatory environment.

Year Ending December 31,	Estimated Gross Future Expenditures
2009	$5,559
2010	2,250
2011	1,043
2012	634
2013	321
Thereafter	340

Total	$10,147

  Legal Proceedings

        In February 2006 a subsidiary of our predecessor, Pilot Travel Centers LLC, or Pilot, a competitor of ours, and others were sued by Flying J Inc., or Flying J, another one of our competitors, and its affiliates in the U.S. District Court for the District of Utah. In essence the lawsuit claimed that we, Pilot and others participated in an unlawful concerted antitrust action to refuse to accept a payment card issued by a Flying J affiliate. Flying J and its affiliates sought damages in amounts to be determined at trial and other relief. In April 2008 we settled this litigation by paying $5,000 and by agreeing to accept the payment card issued by the Flying J affiliate. As a result of this settlement, we were dismissed from the litigation on May 5, 2008. The expense related to this settlement was recognized in the first quarter of 2008 in our selling, general and administrative expenses and we paid the settlement amount in April 2008.

        In May 2007 we terminated a contract with Simons Petroleum, Inc., or Simons, a fuel marketer, that had been entered by our predecessor. This contract permitted Simons to market fuel to trucking companies and distribute that fuel through our TA branded locations in exchange for paying low pumping fees to us. The termination was made at our option as provided in the contract and required an 18 month wind down period during which Simons continued to market and distribute fuel through our locations. A dispute arose between us and Simons regarding the proper conduct of the parties during the wind down period. After settlement negotiations, we and Simons participated in a mediation, which failed to produce a settlement. In February 2008, we and Simons participated in a binding arbitration, under the auspices of the American Arbitration Association, or AAA. On March 14, 2008, we received the AAA ruling, which ordered us to pay Simons $900 and to accept new customers, if any, presented to us by Simons until November 7, 2008. We recognized the expense of $900 related to the AAA ruling in the fourth quarter of 2007 and paid this amount in April 2008. We no longer conduct any business through Simons at this time.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

19. Commitments and Contingencies (Continued)

        On February 1, 2008, we commenced litigation against E2 Investment Partners LLC and related entities and individuals in the Delaware Court of Chancery. On December 31, 2007, these defendants forwarded a letter to us proposing directors and other matters for consideration at our 2008 annual meeting of shareholders. We sought a court order declaring that the defendants did not comply with our limited liability company agreement, or LLC agreement, and that the defendants' notice was invalid and their proposed nominees and other matters were not properly presented for consideration at our 2008 annual meeting. On April 4, 2008, the Delaware Court of Chancery issued an order declaring that the defendants' notice breached our LLC agreement and was therefore invalid and of no force or effect. On May 8, 2008, we commenced a second litigation against the same defendants in the Delaware Court of Chancery to collect our costs and expenses arising from these defendants' breach of our LLC agreement. On July 2, 2008, the defendants filed an answer to our complaint and generally denied liability. Certain defendants in this litigation subsequently filed a motion for judgment on the pleadings. We then opposed that motion and filed a cross motion for partial summary judgment. On December 5, 2008, the defendants' motion for judgment on the pleadings was granted. On January 2, 2009, we filed a notice of appeal with the Delaware Supreme Court. On February 18, 2009, the parties settled this matter.

        On February 1, 2008, a purported holder of our shares, Alan R. Kahn filed a purported derivative action in the Delaware Court of Chancery on behalf of us against members of our board of directors, Hospitality Trust and Reit Management. This action alleges that our directors breached their fiduciary duties in connection with the Petro Acquisition, and seeks an award of unspecified damages and reformation of the Petro Lease which we entered with Hospitality Trust in connection with the Petro Acquisition. This action also appears to allege that Reit Management and Hospitality Trust aided and abetted our directors. Under our LLC agreement and agreements with Reit Management and Hospitality Trust, we are liable to indemnify our directors, Hospitality Trust and Reit Management for liabilities, costs and expenses incurred by them in connection with this litigation. On May 6, 2008, we moved to dismiss this complaint. On June 20, 2008 the plaintiff filed an amended complaint making additional allegations regarding the members of our board of directors and withdrawing his request for reformation of the Petro Lease. On July 2, 2008, we moved to dismiss the amended complaint. On October 30, 2008, Mr. Kahn's claims against Reit Management were voluntarily dismissed. On December 11, 2008, our motion to dismiss the amended complaint was denied and a previously imposed stay of discovery was lifted. On January 21, 2009, Hospitality Trust sent a letter to the plaintiff demanding arbitration of his claims pursuant to the terms of the Petro Lease. We believe the plaintiff's allegations are without merit.

        In March 2005, Tehama County, California commenced litigation against our predecessor in the Superior Court of California, Tehama County, seeking civil penalties and injunctive relief arising out of a fuel spill which occurred in December 2003. In July 2008, Riverside and San Bernardino Counties in the State of California each filed litigation against us in the Superior Court of California for Riverside and San Bernardino Counties, respectively, seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to our predecessor's management of underground storage tanks. We have been involved in negotiations with these three California counties and one other California county, Shasta County, which also is alleging past violations of various state laws and regulations relating to the management of underground storage tanks, in an effort to resolve their pending and threatened claims. Although we believe that the judgments or settlements which may

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

19. Commitments and Contingencies (Continued)

result from these litigations and negotiations are unlikely to be material to us, California's environmental laws provide for the possible assessment of large civil penalties for various violations, including some violations which do not result in environmental harm or continuing environmental risks. In addition, only a portion of the claims being asserted by these California counties are likely to be covered under our environmental insurance policies. Accordingly, these litigations and negotiations may result in our obligation to pay material amounts.

        Beginning in mid December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and subsidiaries, in United States District Courts in over 20 states. Major petroleum refineries and retailers have been named as defendants in one or more of these lawsuits. The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale. One theory alleges that the plaintiffs purchased smaller quantities of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy. These "temperature" cases seek, among other relief, an order requiring the defendants to install temperature correcting equipment on their retail fuel pumps, damages and attorneys' fees. A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by the government from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers. These "tax" cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer paid. These "tax" cases seek, among other relief, recovery of excess taxes paid and punitive damages. We believe that there are substantial factual and legal defenses to the theories alleged in these so called "hot fuel" lawsuits. The cases are at an early stage, having been consolidated in the United States District Court for the District of Kansas pursuant to multi district litigation procedures and, because discovery has only recently commenced, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits. We incurred approximately $1,296 and $496 in costs related to our defense of these cases in 2008 and 2007, respectively, all of which has been expensed.

        In November 2006 Great American Insurance Company of New York and Novartis Pharmaceuticals Corporation, or Novartis, filed a complaint in the United States District Court for the Southern District of New York against our predecessor and an unrelated party Prime, Inc., or Prime, in connection with the alleged theft of a tractor trailer operated by Prime which contained Novartis pharmaceutical products. The alleged theft occurred at our Bloomsbury, New Jersey travel center. Novartis seeks sought damages up to or exceeding $30,000 together with interest and costs, attorneys' fees and disbursements. On or about January 26, 2009, the parties settled this matter. Our share of the settlement was paid by our insurer, subject to our payment of the applicable insurance retention amount.

        On October 3, 2008, we received an investigative subpoena from the Florida Department of Agriculture and Consumer Services requesting the production of documents relating to the retail price and cost of fuel at a site in Florida. In late September and early October 2008, we received investigative demands from the Georgia Governor's Office of Consumer Affairs requesting the

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

19. Commitments and Contingencies (Continued)

production of documents relating to the retail price and cost of fuel for the period after September 10, 2008 at three sites in Georgia. In late October 2008, we received an investigative subpoena from the Office of the Attorney General of South Carolina requesting the production of documents relating to the retail price and cost of gasoline at a site in South Carolina. It appears that these investigations are motivated by the increase in fuel prices in the southeastern U.S. after certain refineries and fuel distribution pipelines were shut down during parts of the 2008 hurricane season. We are complying with the requests made in the investigative subpoena and investigative demands from Florida, Georgia and South Carolina.

        We are involved from time to time in various other legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

20. Derivative Financial Instruments and Hedging Activities

        On August 31, 2005, our predecessor entered into five interest rate swap agreements with an aggregate notional principal amount of $272,000 to exchange its variable rate interest obligation for a fixed interest rate. Pursuant to the provisions of FAS 133, our predecessor determined that the interest rate swap agreements were 100% effective and qualified for cash flow hedge accounting. The swap agreements matured on September 1, 2006. We and our predecessor had no swap agreements in place as of December 31, 2006 or since.

        The fair value of our predecessor's swap agreements increased from inception through December 31, 2005, resulting in the recognition of an asset of $1,021 and an increase in other comprehensive income of $674 (net of tax) in 2005, and these amounts reversed throughout 2006 until the maturity date of the swaps.

21. Other Information

	Company		Predecessor
	Year Ended December 31, 2008	Eleven Months Ended December 31, 2007	One Month Ended January 31, 2007	Year Ended December 31, 2006
Operating expenses included the following:
Repairs and maintenance expenses	$28,322	$22,496	$1,359	$14,066
Advertising expenses	$14,037	$13,811	$869	$10,005
Taxes other than payroll and income taxes	$16,870	$12,014	$1,209	$8,514

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

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

21. Other Information (Continued)

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

        In December 2005 the Internal Revenue Service seized approximately $5,325 from our predecessor's bank account pursuant to a seizure warrant alleging that these funds were proceeds of alleged illegal gambling operations conducted by a game vendor in space leased from our predecessor at three travel centers in Maryland. A complaint for forfeiture was filed by the Maryland U.S. Attorney's Office, and our predecessor filed a statement of interest in the seized funds and an answer denying liability. Due to the loss of control over these funds, our predecessor expensed as an operating expense the full amount seized in December 2005. In December 2006, our predecessor reached a settlement agreement with the IRS under which $1,262 of the seized funds were returned. Our predecessor recognized a reduction of operating expenses in December 2006 as a result of this settlement.

        As of December 31, 2007, we had several properties under contract and letters of intent for various development projects and acquisitions for purchase. We cancelled our contracts for all of those potential acquisitions in the first quarter of 2008 and recognized charges of $2,015 and $1,621 in the fourth quarter of 2007 and the first quarter of 2008, respectively, in connection with these cancellations.

22. Supplemental Cash Flow Information

	Company		Predecessor
	Year Ended December 31, 2008	Eleven Months Ended December 31, 2007	One Month Ended January 31, 2007	Year Ended December 31, 2006
Revolving loan borrowings	$—	$—	$—	$18,800
Revolving loan repayments	—	—	—	(18,800)

Revolving loan borrowings (repayments), net	$—	$—	$—	$—

Cash paid during the year for:
Interest (net of $515 capitalized in 2006)	$22,711	$13,025	$4,373	$45,128
Income taxes (net of refunds)	$(4,978)	$144	$71	$9,533
Noncash issuance of common shares under equity incentive plan	$878	$1,055	$—	$—
Noncash issuance of common shares under deferral agreement	$3,577	$—	$—	$—

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

23. Selected Quarterly Financial Data (unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2008 and 2007 (dollars in thousands, except per share amounts):

	2008
	Company
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,907,865	$2,277,825	$2,157,693	$1,314,996
Gross profit (excluding depreciation)	212,452	242,926	275,596	249,199
Income (loss) from operations	(47,482)	(9,311)	18,632	3,298
Net income (loss)	$(48,456)	$(9,757)	$16,655	$1,357
Income (loss) per share:
Basic	$(3.41)	$(0.69)	$1.10	$0.09
Diluted	$(3.41)	$(0.69)	$1.08	$0.08

	2007
	Predecessor	Company
	One month Ended January 31, 2007	Two months Ended March 31, 2007	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$352,682	$736,355	$1,486,772	$1,783,618	$1,806,730
Gross profit (excluding depreciation)	54,510	100,834	195,198	248,114	213,648
Loss from operations	(42,164)	(16,019)	(10,781)	(11,866)	(67,929)
Net loss	$(22,048)	$(9,616)	$(6,339)	$(16,458)	$(68,893)
Loss per share:
Basic and diluted	$(3.18)	$(1.09)	$(0.72)	$(1.19)	$(4.86)

        During the fourth quarter of 2008, we recognized a charge to expense of $974 to write off the intangible assets related to two terminated franchise agreements. During the fourth quarter of 2007, we recognized a charge to expense of $15,390 to fully impair our goodwill and we recognized a charge to expense of $2,015 to write off previously capitalized costs incurred in connection with certain acquisition and development projects that were cancelled. We also recognized a charge of $900 in the fourth quarter of 2007 in connection with the results of arbitration resulting from our termination of our contract with Simon's Petroleum.

24. Subsequent Event (unaudited)

        We, Reit Management and other companies to which Reit Management provides management services are in the process of forming and licensing an insurance company in the State of Indiana. All of our directors are currently serving on the board of directors of this insurance company. We expect that Reit Management, in addition to being a shareholder, will enter a management agreement with this insurance company, pursuant to which Reit Management will provide the insurance company certain management and administrative services. In addition, it is expected that the insurance company will enter an investment advisory agreement with RMR Advisors, Inc., or Advisors, pursuant to which Advisors will act as the insurance company's investment advisor. The same persons who own and

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

24. Subsequent Event (unaudited) (Continued)

control Reit Management, including Mr. Barry Portnoy, one of our Managing Directors, own and control Advisors. On February 27, 2009, we invested $25 in the insurance company and are committed to invest another $4,975, and we currently own and intend to own approximately 16.67% of this insurance company. We may invest additional amounts in the insurance company in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to transfer some or all of our insurance business to this company. By participating in this insurance business with Reit Management and the other companies to which Reit Management provides management services, we expect that we may benefit financially by possibly reducing insurance expenses and/or by having our pro-rata share of any profits realized by this insurance business.

TravelCenters of America LLC

Schedule II

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged (Credited) To Income	Charged to Other Accounts		Deductions from Reserves(1)	Balance at End of Period
Company:
Year Ended December 31, 2008
Deducted from accounts and notes receivable for doubtful accounts	$2,327	$2,225	$—		$(959)	$3,593
Eleven Months Ended December 31, 2007
Deducted from accounts and notes receivable for doubtful accounts	$1,318	$706	$874	(2)	$(634)	$2,327
Predecessor:
One Month Ended January 31, 2007
Deducted from accounts and notes receivable for doubtful accounts	$1,344	$50	$—		$(13)	$1,381
Year Ended December 31, 2006
Deducted from accounts and notes receivable for doubtful accounts	$1,715	$40	$—		$(411)	$1,344

(1)
Uncollectible accounts and notes receivable charged off, net of amounts recovered.

(2)
An amount of $874 was recognized as the acquired reserve for doubtful accounts receivable as part of the purchase accounting for the Petro Acquisition completed on May 30, 2007.