Form 10-Q
period 2009-06-30
TRAVELCENTERS OF AMERICA LLC
filed 2009-08-05
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Number of Common Shares outstanding at July 31, 2009: 16,669,045 common shares.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

June 30, 2009

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$182,001	$145,516
Accounts receivable (less allowance for doubtful accounts of $3,162 as of June 30, 2009 and $3,593 as of December 31, 2008)	79,683	61,823
Inventories	123,925	128,962
Leasehold improvement receivable	10,084	14,437
Other current assets	51,999	58,269
Total current assets	447,692	409,007

Property and equipment, net	413,143	418,765
Intangible assets, net	32,850	34,545
Other noncurrent assets	30,831	27,480
Total assets	$924,516	$889,797

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$117,777	$82,164
Other current liabilities	116,210	118,787
Total current liabilities	233,987	200,951

Capital lease obligations	102,474	103,700
Deferred rental allowance	84,607	87,991
Deferred rent	60,000	30,000
Other noncurrent liabilities	73,504	64,828
Total liabilities	554,572	487,470

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 16,669,045 and 16,631,545 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	544,352	543,931
Accumulated other comprehensive income (loss)	177	(95)
Accumulated deficit	(174,585)	(141,509)
Total shareholders’ equity	369,944	402,327

Total liabilities and shareholders’ equity	$924,516	$889,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2009	2008

Revenues:
Fuel	$840,607	$1,963,803
Nonfuel	284,084	310,392
Rent and royalties	3,568	3,630
Total revenues	1,128,259	2,277,825

Cost of goods sold (excluding depreciation):
Fuel	781,362	1,903,502
Nonfuel	120,899	131,397
Total cost of goods sold (excluding depreciation)	902,261	2,034,899

Operating expenses:
Site level operating	149,680	159,403
Selling, general & administrative	19,588	23,289
Real estate rent	58,808	58,411
Depreciation and amortization	9,482	11,134
Total operating expenses	237,558	252,237

Loss from operations	(11,560)	(9,311)

Equity in earnings of affiliates	132	268
Interest income	528	2,109
Interest expense	(3,921)	(2,673)
Loss before income taxes	(14,821)	(9,607)
Provision for income taxes	216	150
Net loss	(15,037)	(9,757)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments, (net of taxes of $165 and $(36), respectively)	472	199
Comprehensive loss	$(14,565)	$(9,558)

Loss per share:
Basic and diluted	$(0.90)	$(0.67)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share data)

	Six Months Ended June 30,
	2009	2008

Revenues:
Fuel	$1,544,515	$3,583,085
Nonfuel	543,445	595,445
Rent and royalties	6,928	7,160
Total revenues	2,094,888	4,185,690

Cost of goods sold (excluding depreciation):
Fuel	1,424,809	3,480,773
Nonfuel	227,529	249,539
Total cost of goods sold (excluding depreciation)	1,652,338	3,730,312

Operating expenses:
Site level operating	294,536	317,965
Selling, general & administrative	38,589	56,042
Real estate rent	117,277	116,093
Depreciation and amortization	19,172	22,071
Total operating expenses	469,574	512,171

Loss from operations	(27,024)	(56,793)

Equity in earnings of affiliates	207	356
Interest income	1,372	5,309
Interest expense	(7,203)	(6,738)
Loss before income taxes	(32,648)	(57,866)
Provision for income taxes	428	347
Net loss	(33,076)	(58,213)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments, (net of taxes of $95 and $70, respectively)	272	(204)
Comprehensive loss	$(32,804)	$(58,417)

Loss per share:
Basic and diluted	$(1.99)	$(4.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(33,076)	$(58,213)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash rent expense	32,001	4,099
Cash received for leasehold improvements sold to Hospitality Trust	4,769	67,729
Share based compensation expense	478	550
Depreciation and amortization	19,172	22,071
Equity in earnings of affiliates	(207)	(356)
Amortization of deferred financing costs	1,369	119
Provision for doubtful accounts	(25)	726
Changes in assets and liabilities:
Accounts receivable	(17,786)	(59,479)
Inventories	5,060	(7,422)
Other current assets	6,483	(17,768)
Accounts payable and other current liabilities	35,192	66,745
Other, net	984	(5,917)
Net cash provided by operating activities	54,414	12,884

Cash flows from investing activities:
Proceeds from asset sales	84	2,726
Investment in equity affiliate	(5,073)	—
Capital expenditures	(12,954)	(62,913)
Net cash used in investing activities	(17,943)	(60,187)

Cash flows from financing activities:
Refund of restricted cash securing letters of credit	—	4,801
Net cash provided by financing activities	—	4,801

Effect of exchange rate changes on cash	14	(27)

Net increase (decrease) in cash	36,485	(42,529)

Cash and cash equivalents at the beginning of the period	145,516	148,876
Cash and cash equivalents at the end of the period	$182,001	$106,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

1.                                      Basis of Presentation, Business Description and Organization

TravelCenters of America LLC, together with its subsidiaries, which we refer to as the Company, we, us and our, operates and franchises travel centers under the “TravelCenters of America,” “TA” and “Petro” brands primarily along the U.S. interstate highway system.  Our customers include trucking fleets and their drivers, independent truck drivers and motorists.  Our travel centers are typically 20 to 25 acre sites and provide our customers with diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel and convenience stores and various other driver services.  We also collect rents and franchise royalties from our franchisees.

At June 30, 2009, our business included 233 travel centers in 41 states and in Canada, 166 of which were operated under the “Travel Centers of America” or “TA” brand names and 67 of which were operated under the “Petro” brand name.  We operated 188 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 45 of these travel centers, including 10 travel centers which our franchisees sublease from us and 35 travel centers which our franchisees own or lease from other lessors.  We lease 145 of our TA branded sites and 40 of our Petro branded sites under leases with Hospitality Properties Trust, or Hospitality Trust, which we refer to as the TA Lease and Petro Lease, respectively.  See Note 5.

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

In preparing these condensed consolidated financial statements, we evaluated events that occurred through August 5, 2009, the date of issuance of these condensed consolidated financial statements, for potential recognition or disclosure.

2.                                      Recent Accounting Pronouncements

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

In June 2008 the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share Based Payments Transactions are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies whether instruments granted in share based payment transactions should be included in the computation of earnings per share prior to vesting.  Under FSP EITF 03-6-1, unvested share based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the calculation of basic and diluted earnings per share for all periods presented.  FSP EITF 03-6-1 became effective for us on January 1, 2009. Accordingly, basic and diluted earnings per share for the three and six months ended June 30, 2008, have been adjusted to reflect the requirements of FSP EITF 03-6-1.

In June 2009 the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”, or FAS 167.  FAS 167 eliminates the exceptions included in FASB Interpretation 46(R) to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  FAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation 46(R).  The elimination of the qualifying special purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  FAS 167 is effective for us as of January 1, 2010.  We are currently assessing the potential impacts of adopting FAS 167, if any, on our consolidated financial statements.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

3.                                      Earnings Per Share

Basic earnings per share for the three and six month periods ended June 30, 2009 and 2008 were computed using the weighted average number of shares outstanding during those periods.  As discussed in Note 2, FSP EITF 03-6-1 became effective for us on January 1, 2009.  As required by FSP EITF 03-6-1, the unvested shares granted under our equity incentive plan have been included in the calculation of basic and diluted earnings per share as participating securities.  For the three and six month periods ended June 30, 2008, basic and diluted earnings per share have been adjusted to reflect the requirements of FSP EITF 03-6-1.  The total numbers of weighted average common shares and participating securities outstanding for the three month periods ending June 30, 2009 and 2008 were 16,648,029 and 14,494,044, respectively.  The total numbers of weighted average common shares and participating securities outstanding for the six month periods ending June 30, 2009 and 2008 were 16,639,832 and 14,491,655, respectively.  The numbers of unvested shares included in the earnings per share calculations as participating securities for the three month periods ending June 30, 2009 and 2008 were 713,950 and 288,367, respectively.  The numbers of unvested shares included in the earnings per share calculations as participating securities for the six month periods ending June 30, 2009 and 2008 were 714,848 and 289,424, respectively.

4.                                      Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2009	2008

Nonfuel merchandise	$99,844	$109,842
Petroleum products	24,081	19,120
Total inventories	$123,925	$128,962

5.                                      Related Party Transactions

The following table summarizes the various amounts related to our leases with Hospitality Trust that were reflected in our operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Minimum base rent cash payments	$42,127	$55,624	$83,584	$109,847
Rent for improvements sold to Hospitality Trust	31	31	61	61
Rent for ground leases acquired by Hospitality Trust	1,210	1,093	2,394	2,121
Total rent payments to Hospitality Trust	43,368	56,748	86,039	112,029
Required straight line rent adjustments	2,424	3,424	5,182	7,140
Rent deferred under rent deferral agreement	15,000	—	30,000	—
Less capital lease obligation amortization	(613)	(540)	(1,226)	(1,080)
Less amount recognized as interest expense	(2,269)	(2,342)	(4,538)	(4,684)
Less deferred leasehold improvement allowance amortization	(1,692)	(1,692)	(3,384)	(3,384)
Rent to Hospitality Trust recognized as rent expense	$56,218	$55,598	$112,073	$110,021

Other current liabilities in our consolidated balance sheets at June 30, 2009, and December 31, 2008, included $13,946 and $13,283, respectively, for rent due to Hospitality Trust.  As of June 30, 2009, we had deferred an aggregate of $60,000 of rent payable to Hospitality Trust, which amount, together with any other amounts we may defer pursuant to our rent deferral agreement with Hospitality Trust, is payable by us not later than July 2011 pursuant to that rent deferral agreement.  During the six month period ended June 30, 2009, we sold leasehold improvements to Hospitality Trust for total cash proceeds, after the discounts for accelerated receipt, of $4,769.  At June 30, 2009, an undiscounted amount of $11,332 of the $125,000 total amount of the leasehold improvements that we may sell to Hospitality Trust with no increase in our rent remained available.

In connection with our management and shared services agreement with Reit Management & Research LLC, or Reit Management, for the three months ended June 30, 2009 and 2008, we recognized expense of $2,123 and $2,196, respectively, and for

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

the six months ended June 30, 2009 and 2008 we recognized expense of $4,106 and $4,153, respectively.  These amounts are included in selling, general and administrative expenses in our consolidated financial statements.

In February 2009 we invested $25 in common stock of Affiliates Insurance Company, or Affiliates Insurance, concurrently with Reit Management and other companies to which Reit Management provides management services, and in April 2009 we invested another $5,049 in Affiliates Insurance.  We currently own approximately 16.67% of Affiliates Insurance.  Although we own less than 20% of Affiliates Insurance, we use the equity method to account for this investment because we believe that we have significant influence over Affiliates Insurance since each of our directors is a director of Affiliates Insurance.  This investment is carried on our balance sheet in other noncurrent assets.  For the six months ended June 30, 2009, we recognized a loss of $109 related to this investment.

We recognized equity in earnings of affiliates of $241 and $268 for the three month periods ended June 30, 2009 and 2008, respectively, and $316 and $356 for the six month periods ended June 30, 2009 and 2008, respectively, related to our joint venture interest in Petro Travel Plaza Holdings LLC.  In addition, our results for the three month periods ended June 30, 2009 and 2008, included management and accounting fee income of $100 and $95, respectively.  Our results for the six month periods ended June 30, 2009 and 2008, included management and accounting fee income of $204 and $190, respectively, earned in connection with this joint venture.  At June 30, 2009 and December 31, 2008, we had a net receivable from and a net payable to this joint venture of $167 and $150, respectively.

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

Environmental Matters

Our operations and properties are extensively regulated by environmental laws that (i) regulate our operations that may have adverse environmental effects, such as potentially hazardous discharges to air, soil and water, (ii) regulate our management of petroleum products and other potentially hazardous substances, and (iii) impose liability for the costs of cleaning up sites affected by, and for damages resulting from, disposal or other releases of hazardous substances.  We use underground and above ground storage tanks to store petroleum products and waste at our travel centers; and we must comply with requirements of environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, contaminant release reporting, financial assurance and corrective action in the event of a release from a storage tank into the environment.  We regularly conduct investigatory and/or remedial actions with respect to releases of hazardous substances at a number of our sites.  We regularly receive notices of alleged violations of environmental laws at our travel centers.

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

At June 30, 2009, we had an accrued liability for environmental matters of $10,009, as well as a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, resulting in an estimated net amount of $3,676 to be funded by us in the future.  While it is not possible to quantify with certainty our environmental exposure, in our opinion, based upon the information now known to us, our potential liability for clean up and remediation in excess of the accrual we have recorded will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Pending Litigation

On February 1, 2008, a purported holder of our shares, Alan R. Kahn, filed a purported derivative action in the Delaware Court of Chancery on behalf of us against members of our board of directors, Hospitality Trust and Reit Management.  This action alleged that our directors breached their fiduciary duties in connection with our May 30, 2007 acquisition of Petro Stopping Centers, L.P., which we refer to as the Petro Acquisition, and sought an award of unspecified damages and reformation of the Petro Lease, which we entered with Hospitality Trust in connection with the Petro Acquisition.  This action also appeared to allege that Reit Management and Hospitality Trust aided and abetted our directors.  Under our limited liability company agreement and agreements with Reit Management and Hospitality Trust, we are liable to indemnify our directors, Hospitality Trust and Reit Management for liabilities, costs and expenses incurred by them in connection with this litigation.  On May 6, 2008, we moved to dismiss this complaint.  On June 20, 2008, the plaintiff filed an amended complaint making additional allegations regarding the members of our board of directors and withdrawing his request for reformation of the Petro Lease.  On July 2, 2008, we moved to dismiss the amended complaint.  On October 30, 2008, plaintiff’s claims against Reit Management were voluntarily dismissed.  On December 11, 2008, our motion to dismiss the amended complaint was denied and a previously imposed stay of discovery was lifted.  On January 21, 2009, Hospitality Trust sent a letter to the plaintiff demanding arbitration of his claims pursuant to the terms of the Petro Lease.  We believe that the plaintiff and Hospitality Trust have agreed to defer the arbitration demand.  This case is now in the early stages of discovery.

In March 2005, Tehama County, California commenced litigation against our predecessor in the Superior Court of California, Tehama County, seeking civil penalties and injunctive relief arising out of a fuel spill which occurred in December 2003.  In April 2009, we settled this matter by paying $300 ($100 of which was paid by our insurer) and agreeing to that court’s continuing jurisdiction to assess penalties in the event it is determined that we have violated certain environmental laws and regulations during the period beginning on the effective date of the settlement and ending on March 31, 2011.

In July 2008, Riverside and San Bernardino counties in the State of California each filed litigation against us in the Superior Court of California for Riverside and San Bernardino counties, respectively, seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to our predecessor’s management of underground storage tanks.  In April 2009 the California Attorney General intervened in the action in Riverside County.  The California Attorney General’s complaint repeats many of the allegations made by Riverside County and adds allegations of past violations of state laws and regulations governing the management of hazardous wastes.  We have been engaged in active negotiations with San Bernardino County in an effort to resolve its pending claims.  Although we believe that the judgments or settlements which may result from these litigations and negotiations are unlikely to be material to us, California’s environmental laws provide for the possible assessment of large civil penalties for various violations, including some violations which do not result in environmental harm or continuing environmental risks.  Accordingly, these litigations and negotiations may result in our obligation to pay material amounts.

Beginning in mid December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in United States District Courts in over 20 states.  Major petroleum refineries and retailers have been named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale.  One theory alleges that the plaintiffs purchased smaller quantities of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy.  These “temperature” cases seek, among other relief, an order requiring the defendants to install temperature correcting equipment on their retail fuel pumps, damages and attorneys’ fees.  A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governments from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  These “tax” cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays.  These “tax” cases seek, among other relief, recovery of excess taxes paid and punitive damages.  We believe that there are substantial factual and legal defenses to the theories alleged in these so called “hot fuel” lawsuits.  The cases have been consolidated in the United States District Court for the District of Kansas pursuant to multi district litigation procedures.  Plaintiffs purporting to represent purchasers of motor fuel in 17 different states have

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

moved for certification of their respective classes, which motions are currently pending.  Because discovery is ongoing, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc. in the United States District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as defendants.  The proposed amended complaint also seeks to add as defendants Ceridian Corporation, Pilot Travel Centers LLC, and Loves Travel Stops & Country Stores, Inc.  Comdata markets fuel cards which are used as a form of payment by trucking companies at truck stops.  The proposed amended complaint alleges antitrust violations arising out of Comdata’s contractual relationships with truck stops in connection with its fuel cards.  The plaintiffs are seeking unspecified damages and injunctive relief.  We believe that the plaintiffs’ claims are similar to claims asserted, and subsequently dismissed voluntarily, by proposed classes of independent truck stop owners against our predecessor in 2007.  On April 23, 2009, we filed an opposition to the plaintiffs’ efforts to amend their complaint to add us as a defendant in this ongoing action.  In response to that opposition, on May 21, 2009, plaintiffs filed a new action against us and the other companies that the plaintiffs sought to add as defendants with their proposed amended complaint in the already pending action.  The complaint in this new action contains the same allegations and claims as the proposed amended complaint in the first action.  We have moved to dismiss the second action and continue to oppose the plaintiffs’ efforts to add us as a defendant in the first action.  We believe that there are substantial factual and legal defenses to the plaintiffs’ claims against us.

We are involved from time to time in various other legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

7.                                      Income Taxes

The provisions (benefits) for income taxes included in our current and historical financial statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Current tax provision (benefit):
Federal	$—	$—	$—	$—
State	216	150	428	347
Foreign	—	—	—	—
	216	150	428	347

Deferred tax provision (benefit):
Federal	(7,448)	(4,816)	(13,672)	(20,025)
State	(875)	(559)	(1,603)	(2,373)
Foreign	(33)	(27)	(66)	(79)
	(8,356)	(5,402)	(15,341)	(22,477)

Total tax provision (benefit):	(8,140)	(5,252)	(14,913)	(22,130)
Change in valuation allowance	(8,356)	5,402	(15,341)	22,477

Net tax provision (benefit)	$216	$150	$428	$347

Because of our short history and our history of operating losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards, that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  If and when we believe it is more likely than not that we will recover our deferred tax assets, we will record these assets as an income tax benefit in our consolidated statement of operations.  As of December 31, 2008, our federal net operating loss carryforward was approximately $73,816.  Our net operating loss carryforwards will begin to expire in 2028.  Our ability to use the $50,470 net operating loss carryforward generated in 2007 to offset future taxable income for federal income tax purposes is subject to limitation under Section 382 of the Internal Revenue Code as a result of our undergoing a change of ownership, as defined under that section, in December 2007.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Our provision for income taxes differed from the amount calculated at the statutory rate primarily due to recognition of a valuation allowance against our net deferred tax assets and to certain state income taxes that are due without regard to our net operating losses.

8.                                      Supplemental Cash Flow Information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest)	$3,091	$2,546	$5,743	$16,686
Income taxes paid (net of refunds)	655	(4,989)	490	(4,746)

Noncash investing and financing activities:
Issuance of common shares under equity incentive plan	$274	$349	$478	$550
Restricted investments used to repay debt and related accrued interest and prepayment premium	$—	$—	$—	$272,500

9.                                      Other Information

In the first quarter of 2008 we recognized a charge of $5,000 in selling, general and administrative expense related to a legal settlement.

Interest expense for the six months ended June 30, 2008, included $1,273 related to the 9% Notes we assumed as part of the Petro Acquisition.  Interest income for the six months ended June 30, 2008, included $1,165 of interest income earned from restricted investments that had been used to defease the 9% Notes at the time of the Petro Acquisition and which were used to repay in full the 9% Notes in February 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our revenues and income are subject to potentially material changes as a result of the market prices of diesel fuel and gasoline, as well as the availability of these products.  These factors are subject to the worldwide petroleum products supply chain, which historically has incurred shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment.  Over the past few years there has been significant volatility in the cost of diesel fuel and gasoline: first, as crude oil demand increased during the previous economic recovery in the United States and events such as Hurricane Katrina affected the supply system; then as economic growth in certain developing economies, such as China and India, increased demand for petroleum products; then, as the world value of the U.S. dollar declined and as speculation in the price of petroleum commodities increased; and, more recently, as the price of diesel fuel and gasoline declined dramatically as the current worldwide recession reduced demand for petroleum products.  During the second quarter of 2009 diesel fuel and gasoline prices again rose.  We expect that these significant changes in our costs for these products can largely be passed on to our customers, but increased volatility in the crude oil and refined products markets can result in negative effects on our sales and profitability and increases in our working capital requirements.  We expect that the crude oil and refined product markets will continue to be volatile.

In addition to the factors cited above, our financial results during the three and six month periods ended June 30, 2009, were, and our financial results in future periods may be, affected by the condition of the U.S. economy, generally, and the financial condition and activity of the trucking industry in the U.S, specifically.  The trucking industry is the primary customer for our goods and services.  Freight and trucking demand in the U.S. generally reflects the amount of commercial activity in the U.S. economy.  Because the U.S. economy has been in a recession, demand for our products and services has been declining during the past year or more.  The decline in new home starts and the decline in import activity in the U.S. over the past 12 to 18 months have contributed to reduced trucking industry activity in the U.S. generally and to declines in our fuel sales volume.  If the U.S. economy continues to operate at the present rates or if it declines further, our financial results may not improve and may decline, which could result in our experiencing increased losses from our operations.  Declining financial results may place further demands on our working capital and limit our ability to fund our business and operations.  Although we produced net income in the last two quarters of 2008, we realized net losses in the first two quarters of 2009 and the current economic conditions in the U.S. generally, and the trucking industry in particular, are making it increasingly difficult to produce profitable results from our operations.

Summary of Travel Center Site Counts

The following table summarizes the changes in the composition of our business (company operated, franchisee leased and operated or franchisee owned and operated) from December 31, 2007 through June 30, 2009:

			Franchisee
			Owned
	Company	Franchisee	and
	Operated	Operated	Operated	Total
Number of travel centers at December 31, 2007	189	10	37	236

January - June 2008 Activity:
No activity	—	—	—	—
Number of travel centers at June 30, 2008	189	10	37	236

July - December 2008 Activity:
Terminated franchised travel centers	—	—	(2)	(2)
Closed travel centers	(1)	—	—	(1)
Number of travel centers at December 31, 2008	188	10	35	233

January – June 2009 Activity:
No activity	—	—	—	—
Number of travel centers at June 30, 2009	188	10	35	233

Relevance of Fuel Revenues

Due to volatile pricing of fuel products and our pricing arrangements with fuel customers, we believe that fuel revenue is not a reliable metric for analyzing our results of operations from period to period.  As a result solely of changes in fuel prices, our fuel revenue may increase or decrease significantly as compared to our historical results, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in gross margin per gallon.  We consider fuel volumes and gross margin to be better measures of comparative performance than fuel revenues.

Results of Operations

Three months ended June 30, 2009 compared to June 30, 2008

The following table summarizes our results for the three month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,		$	%
(dollars in millions)	2009	2008	Change	Change

Revenues:
Fuel	$840.6	$1,963.8	$(1,123.2)	-57.2%
Nonfuel	284.1	310.4	(26.3)	-8.5%
Rent and royalties	3.6	3.6	0.0	-1.7%
Total revenues	1,128.3	2,277.8	(1,149.5)	-50.5%

Cost of goods sold (excluding depreciation):
Fuel	781.3	1,903.5	(1,122.2)	-59.0%
Nonfuel	120.9	131.4	(10.5)	-8.0%
Total cost of goods sold (excluding depreciation)	902.2	2,034.9	(1,132.7)	-55.7%

Operating expenses:
Site level operating expenses	149.6	159.4	(9.8)	-6.1%
Selling, general & administrative expense	19.6	23.3	(3.7)	-15.9%
Real estate rent	58.9	58.4	0.5	0.7%
Depreciation and amortization expense	9.5	11.1	(1.6)	-14.8%
Total operating expenses	237.6	252.2	(14.6)	-5.8%

Loss from operations	(11.5)	(9.3)	(2.2)	24.2%
Equity in earnings of affiliates	0.1	0.3	(0.2)	-50.7%
Interest income	0.5	2.1	(1.6)	-75.0%
Interest expense	(3.9)	(2.7)	(1.2)	46.7%
Loss before income taxes	(14.8)	(9.6)	(5.2)	54.3%
Provision for income taxes	0.2	0.2	0.0	44.0%
Net loss	$(15.0)	$(9.8)	$(5.2)	54.1%

Same Site Comparisons. A travel center is included in the following same site comparisons if it was continuously operated by us from April 1, 2008 through June 30, 2009 or, in the case of rent revenues and royalty revenues, by a franchisee of ours for that same period.  Travel centers are not excluded from the same site comparisons as a result of changes in their size or in the services offered.

	Three Months Ended June 30,		$	%
(gallons and dollars in millions)	2009	2008	Change	Change

Number of company operated travel centers	188	188	—	—

Fuel sales volume (gallons) (1)	462.2	517.4	(55.2)	-10.7%
Fuel margin(1)	$60.2	$61.7	$(1.5)	-2.5%
Total nonfuel revenues (1)	$287.3	$313.7	$(26.4)	-8.4%
Operating expenses (1) (2)	$151.4	$161.0	$(9.6)	-6.0%

Number of franchisee operated travel centers	44	44	—	—
Rent and royalty revenues	$3.5	$3.5	$0.0	-1.8%

(1)                  Includes fuel volume, fuel margin, revenues and expenses of company operated travel centers only.

(2)                  Excludes real estate rent expense.

Revenues. Revenues for the three month period ended June 30, 2009, were $1,128.3 million, which represented a decrease from the quarter ended June 30, 2008, of $1,149.5 million, or 50.5%, primarily related to a decrease in fuel revenue.

Fuel revenues were 74.5% of total revenues for the quarter ended June 30, 2009, as compared to 86.2% for the same period in 2008.  Fuel revenues for the quarter ended June 30, 2009, were $840.6 million, a decrease of $1,123.2 million, or 57.2%, as compared to the same period in 2008.  This decrease was principally the result of decreases in fuel prices and also resulted from reduced fuel sales volume.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in millions)	Sold	Revenues

Results for three months ended June 30, 2008	528.1	$1,963.8

Decrease due to petroleum products price changes	—	(1,033.8)
Decrease due to same site volume changes	(55.2)	(96.3)
Decrease due to the company operated site closed since January 1, 2008	(1.5)	(2.6)
Other change, net	5.4	9.5
Net decrease from prior year period	(51.3)	(1,123.2)

Results for three months ended June 30, 2009	476.8	$840.6

On a same site basis for our company operated sites, fuel sales volume decreased by 55.2 million gallons, or 10.7%, during the three months ended June 30, 2009 compared to the same period in 2008.  We believe the same site fuel sales volume decrease resulted primarily from a decline in trucking activity attributable to the significant decline in economic activity in the U.S. throughout 2008 and into 2009, particularly the declines in the shipments of durable goods, including new home building supplies, as well as a decline in imports into the U.S. that are transported by truck, combined with increased fuel conservation efforts by truck operators throughout 2008 and into 2009 as a result of the historically high cost of fuel in 2008. We believe the same site fuel sales volume decrease also resulted from decreased demand from motorists as a result of the high cost of fuel to consumers as well as the recessionary condition of the U.S. economy.

Nonfuel revenues were 25.2% of total revenues for the quarter ended June 30, 2009, as compared to 13.6% for the same period in 2008.  Nonfuel revenues for the three months ended June 30, 2009, were $284.1 million, a decrease of $26.3 million, or 8.5%, as compared to the same period in 2008.  The change between years is primarily related to the decline in unit sales at those sites we operated during both periods, partially offset by price increases.  On a same site basis for our company operated sites, nonfuel revenues decreased by $26.4 million, or 8.4% during the three months ended June 30, 2009, compared to the same period in 2008.

We believe the same site nonfuel revenue decrease reflects decreased customer traffic in our travel centers as a result of many of the factors affecting our fuel sales volumes, partially offset by the impact of our sales and marketing initiatives and the attractiveness of our nonfuel product and service offerings to customers regardless of where they choose to purchase fuel or the effects of their fuel conservation efforts.

Rent and royalty revenues for the three months ended June 30, 2009, were $3.6 million, the same as the comparable period in 2008.  Lower royalties resulting from reduced nonfuel revenues at our franchisee locations and the termination of two franchise sites in the fourth quarter of 2008 were offset by scheduled increases in rent revenues at the ten franchisee operated locations we sublease to our franchisees.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended June 30, 2009, was $902.2 million, a decrease of $1,132.7 million, or 55.7%, as compared to the same period in 2008, which was primarily attributable to decreased fuel costs.  Fuel cost of goods sold for the quarter ended June 30, 2009 of $781.3 million decreased by $1,122.2 million, or 59.0% as compared to the same period in 2008.  This decrease in fuel cost of goods sold primarily resulted from the decrease in petroleum commodity prices and also resulted from fuel sales volumes decreases, as described above.

Nonfuel cost of goods sold for the three months ended June 30, 2009 was $120.9 million, a decrease of $10.5 million, or 8.0%, as compared to the same period in 2008.  Nonfuel cost of goods sold decreased due to the nonfuel sales decreases noted above, partially offset by increases in product unit costs.  Nonfuel cost of goods sold as a percentage of nonfuel revenue was 42.6% for the quarter ended June 30, 2009 compared to 42.3% for the same period in 2008.

Site level operating expenses. Site level operating expenses for the three months ended June 30, 2009, were $149.6 million, a decrease of $9.8 million, or 6.1%, as compared to the same period in 2008.  This decrease was primarily due to our 2008 workforce reductions, our efforts to adjust our labor costs to offset lower sales volumes, and our other expense control initiatives.

On a same site basis for our company operated sites, site level operating expenses decreased by $9.6 million, or 6.0% in the three months ended June 30, 2009, as compared to the same period in 2008.  The decrease in site level operating expenses on a same site basis was primarily the result of decreases in labor and related benefits and payroll tax expense as a result of our 2008 workforce reductions, our efforts to adjust our labor costs to offset lower sales volumes, and our other expense control initiatives.  This decrease was partially offset by increases over the prior year in expenses that are not as directly related to our volume of business such as real estate taxes and other taxes not based on income, increases in the unit cost of labor and related benefits, and certain costs of maintaining our operating locations.  On a same site basis, site level operating expenses as a percentage of nonfuel revenues for the quarter ended June 30, 2009, were 52.7%, compared to 51.3% for the same period in 2008.  The increase in operating expenses as a percentage of nonfuel revenues results from the fact that certain of our expenses are fixed in nature so decreases in our revenues do not result in a corresponding decrease in site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended June 30, 2009, were $19.6 million, a decrease of $3.7 million, or 15.9%, as compared to the same period in 2008.  This decrease primarily resulted from the elimination of costs associated with Petro’s El Paso, Texas headquarters, which was closed in 2008, a reduction of expense related to severance and retention payments to certain former employees, our cost saving strategies, including our 2008 workforce reductions, and a decrease in legal fees and other costs related to litigation matters.

Real estate rent expense.  Rent expense for the three months ended June 30, 2009, was $58.9 million, an increase of $0.5 million as compared to the same period in 2008.  Under our real estate leases, we paid rent of $45.9 million during the three months ended June 30, 2009 of which $2.3 million was recognized as interest expense and $0.6 million was recognized as a reduction of our capital lease obligation.  During the three months ended June 30, 2009, we accrued $2.5 million of noncash rent expense to recognize rent expense on a straight line basis over the terms of those leases that include rent escalation provisions and amortized $1.6 million of our deferred leasehold improvement allowance as a reduction of rent expense.  In addition, during the three months ended June 30, 2009, we accrued $15.0 million of rent expense that was not paid in cash pursuant to our rent deferral agreement with Hospitality Trust.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended June 30, 2009 was $9.5 million, a decrease of $1.6 million, or 14.8%, as compared to the same period in 2008.  This decrease was primarily the result of a $0.9 million impairment charge recorded in the second quarter of 2008.

Loss from operations.  Our loss from operations for the three months ended June 30, 2009, was $11.5 million, an increase of $2.2 million as compared to the same period in 2008.  This increase was the result of the changes in revenues and expenses described above.

Interest income and expense.  Interest income and expense consisted of the following:

	Three Months Ended June 30,		$
(dollars in millions)	2009	2008	Change

Accretion of leasehold improvement receivable	$0.2	$1.8	$(1.6)
Other interest income	0.3	0.3	—
Total interest income	$0.5	$2.1	$(1.6)

Rent expense classified as interest	$2.3	$2.4	$(0.1)
Amortization of deferred financing costs	0.8	0.1	0.7
Other interest expense	0.8	0.2	0.6
Total interest expense	$3.9	$2.7	$1.2

Income tax provision (benefit).  Our provisions for income taxes of $0.2 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively, differed from the amounts calculated at the statutory rate primarily due to recognition of a valuation allowance against our net deferred tax assets and to certain state income taxes that are due without regard to our net operating losses.

Six months ended June 30, 2009 compared to June 30, 2008

The following table summarizes our results for the six month periods ended June 30, 2009 and 2008.

	Six Months Ended June 30,		$	%
(dollars in millions)	2009	2008	Change	Change

Revenues:
Fuel	$1,544.5	$3,583.1	$(2,038.6)	-56.9%
Nonfuel	543.5	595.4	(51.9)	-8.7%
Rent and royalties	6.9	7.2	(0.3)	-3.2%
Total revenues	2,094.9	4,185.7	(2,090.8)	-50.0%

Cost of goods sold (excluding depreciation):
Fuel	1,424.8	3,480.8	(2,056.0)	-59.1%
Nonfuel	227.5	249.5	(22.0)	-8.8%
Total cost of goods sold (excluding depreciation)	1,652.3	3,730.3	(2,078.0)	-55.7%

Operating expenses:
Site level operating expenses	294.5	318.0	(23.5)	-7.4%
Selling, general & administrative expense	38.6	56.0	(17.4)	-31.1%
Real estate rent	117.3	116.1	1.2	1.0%
Depreciation and amortization expense	19.2	22.1	(2.9)	-13.1%
Total operating expenses	469.6	512.2	(42.6)	-8.3%

Loss from operations	(27.0)	(56.8)	29.8	-52.4%
Equity in earnings of affiliates	0.2	0.4	(0.2)	-41.9%
Interest income	1.3	5.3	(4.0)	-74.2%
Interest expense	(7.2)	(6.7)	(0.5)	6.9%
Loss before income taxes	(32.7)	(57.8)	25.3	-43.6%
Provision for income taxes	0.4	0.4	0.1	23.3%
Net loss	$(33.1)	$(58.2)	$25.2	-43.2%

Same Site Comparisons. A travel center is included in the following same site comparisons if it was continuously operated by us from January 1, 2008 through June 30, 2009 or, in the case of rent revenues and royalty revenues, by a franchisee of ours for that same period.  Travel centers are not excluded from the same site comparisons as a result of changes in their size or in the services offered.

	Six Months Ended June 30,		$	%
(gallons and dollars in millions)	2009	2008	Change	Change

Number of company operated travel centers	188	188	—	—

Fuel sales volume (gallons) (1)	911.0	1,054.2	(143.2)	-13.6%
Fuel margin(1)	$121.4	$104.8	$16.6	15.9%
Total nonfuel revenues (1)	$550.0	$601.3	$(51.3)	-8.5%
Operating expenses (1) (2)	$298.3	$321.2	$(22.9)	-7.1%

Number of franchisee operated travel centers	44	44	—	—
Rent and royalty revenues	$6.8	$6.9	$(0.1)	-1.7%

(1)                  Includes fuel volume, fuel margin, revenues and expenses of company operated travel centers only.

(2)                  Excludes real estate rent expense.

Revenues. Revenues for the six month period ended June 30, 2009, were $2,094.9 million, which represented a decrease from the six months ended June 30, 2008, of $2,090.8 million, or 50.0%, primarily related to a decrease in fuel revenue.

Fuel revenues were 73.7% of total revenues for the six months ended June 30, 2009, as compared to 85.6% for the same period in 2008.  Fuel revenues for the six months ended June 30, 2009, were $1,544.5 million, a decrease of $2,038.6 million, or 56.9%, as compared to the same period in 2008.  This decrease was principally the result of decreases in fuel prices and also resulted from reduced fuel sales volume.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in millions)	Sold	Revenues

Results for six months ended June 30, 2008	1,087.0	$3,583.1

Decrease due to petroleum products price changes	—	(1,795.6)
Decrease due to same site volume changes	(143.2)	(235.0)
Decrease due to the company operated site closed since January 1, 2008	(3.1)	(5.2)
Other changes, net	(1.7)	(2.8)
Net decrease from prior year period	(148.0)	(2,038.6)

Results for six months ended June 30, 2009	939.0	$1,544.5

On a same site basis for our company operated sites, fuel sales volume decreased by 143.2 million gallons, or 13.6%, during the six months ended June 30, 2009, compared to the same period in 2008.  We believe the same site fuel sales volume decrease resulted primarily from a decline in trucking activity attributable to the significant decline in economic activity in the U.S. throughout 2008 and into 2009, particularly the declines in the shipments of durable goods, including new home building supplies, as well as a decline in imports into the U.S. that are transported by truck, combined with increased fuel conservation efforts by truck operators throughout 2008 and into 2009 as a result of the historically high cost of fuel in 2008. We believe the same site fuel sales volume decrease also resulted from decreased demand from motorists as a result of the continued high cost of fuel to consumers as well as the recessionary condition of the U.S. economy.

Nonfuel revenues were 25.9% of total revenues for the six months ended June 30, 2009, as compared to 14.2% for the same period in 2008.  Nonfuel revenues for the six months ended June 30, 2009, were $543.5 million, a decrease of $51.9 million, or 8.7%, as compared to the same period in 2008.  The change between years is primarily related to the decline in unit sales at those sites we operated during both periods, partially offset by our price increases.  On a same site basis for our company operated sites, nonfuel revenues decreased by $51.3 million, or 8.5% during the six months ended June 30, 2009, compared to the same period in 2008.  We believe the same site nonfuel revenue decrease reflects decreased customer traffic in our travel centers as a result of many of the factors affecting our fuel sales volumes, partially offset by the impact of our sales and marketing initiatives and the attractiveness of our nonfuel product and service offerings to customers regardless of where they choose to purchase fuel or the effects of their fuel conservation efforts.

Rent and royalty revenues for the six months ended June 30, 2009 were $6.9 million, a decrease of $0.3 million, or 3.2%, as compared to the same period in 2008.  This decrease was primarily the result of lower royalties resulting from reduced nonfuel revenues at our franchisee locations and the termination of two franchise sites in the fourth quarter of 2008, partially offset by scheduled increases in rent revenues at the ten franchisee operated locations we sublease to our franchisees.

Cost of goods sold (excluding depreciation). Cost of goods sold for the six months ended June 30, 2009, was $1,652.3 million, a decrease of $2,078.0 million, or 55.7%, as compared to the same period in 2008, which was primarily attributable to decreased fuel costs.  Fuel cost of goods sold for the six months ended June 30, 2009 of $1,424.8 million decreased by $2,056.0 million, or 59.1% as compared to the same period in 2008.  This decrease in fuel cost of goods sold primarily resulted from the decrease in petroleum commodity prices and also resulted from fuel sales volumes decreases, as described above.

Nonfuel cost of goods sold for the six months ended June 30, 2009 was $227.5 million, a decrease of $22.0 million, or 8.8%, as compared to the same period in 2008.  Nonfuel cost of goods sold decreased due to the same site nonfuel sales decreases noted above, partially offset by increases in product unit costs.  Nonfuel cost of goods sold as a percentage of nonfuel revenue was 41.9% in both of the six month periods ended June 30, 2009 and June 30, 2008.

Site level operating expenses. Site level operating expenses for the six months ended June 30, 2009, were $294.5 million, a decrease of $23.5 million, or 7.4%, as compared to the same period in 2008.  This decrease was primarily due to our 2008 workforce reductions, our efforts to adjust our labor costs to offset lower sales volumes, and our other expense control initiatives.

On a same site basis for our company operated sites, site level operating expenses decreased by $22.9 million, or 7.1% in the six months ended June 30, 2009, compared to the same period in 2008.  The decrease in site level operating expenses on a same site basis was primarily the result of decreases in labor and related benefits and payroll tax expense as a result of our 2008 workforce reductions, our efforts to adjust our labor costs to offset lower sales volumes, and our other expense control initiatives.  This decrease was partially offset by increases over the prior year in expenses that are not as directly related to our volume of business such as real estate taxes and other taxes not based on income, increases in the unit cost of labor and related benefits, and certain costs of maintaining our operating locations.  On a same site basis, site level operating expenses as a percentage of nonfuel revenues for the six months ended June 30, 2009 were 54.2%, compared to 53.4% for the same period in 2008.  The increase in operating expenses as a percentage of nonfuel revenues results from the fact that certain of our expenses are fixed in nature so decreases in our revenues do not result in a corresponding decrease in site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the six months ended June 30, 2009 were $38.6 million, a decrease of $17.4 million, or 31.1%, as compared to the same period in 2008.  This decrease primarily resulted from the elimination of costs associated with Petro Stopping Center, L.P.’s  El Paso, Texas headquarters, which was closed in 2008, a reduction of expense related to severance and retention payments to certain former employees, our cost saving strategies, including our 2008 workforce reductions and a decrease in legal fees and other costs related to litigation matters, including a $5.0 million litigation settlement expense charge in the first quarter of 2008.

Real estate rent expense.  Rent expense for the six months ended June 30, 2009 was $117.3 million, an increase of $1.2 million as compared to the same period in 2008.  Under our real estate leases, we paid rent of $91.0 million during the six months ended June 30, 2009 of which $4.5 million was recognized as interest expense and $1.2 million was recognized as a reduction of our capital lease obligation.  During the six months ended June 30, 2009, we accrued $5.4 million of noncash rent expense to recognize rent expense on a straight line basis over the terms of those leases that include rent escalation provisions and amortized $3.4 million of our deferred leasehold improvement allowance as a reduction of rent expense.  In addition, during the six months ended June 30, 2009, we accrued $30.0 million of rent expense that was not paid in cash pursuant to our rent deferral agreement with Hospitality Trust.

Depreciation and amortization expense.  Depreciation and amortization expense for the six months ended June 30, 2009 was $19.2 million, a decrease of $2.9 million, or 13.1%, as compared to the same period in 2008.  This decrease was primarily the result of a $0.9 million impairment charge recorded in the second quarter of

2008 combined with a $1.6 million charge in the first quarter of 2008 in connection with the cancellation of contracts and letters of intent for various development projects and acquisitions we decided not to pursue, offset by increases from asset additions.

Loss from operations.  Our loss from operations for the six months ended June 30, 2009, was $27.0 million, an improvement of $29.8 million as compared to the same period in 2008.  This decrease was the result of the changes in revenues and expenses described above.

Interest income and expense.  Interest income and expense consisted of the following:

	Six Months Ended June 30,		$
(dollars in millions)	2009	2008	Change

Accretion of leasehold improvement receivable	$0.4	$3.0	$(2.6)
Interest income on restricted investments	—	1.1	(1.1)
Other interest income	0.9	1.2	(0.3)
Total interest income	$1.3	$5.3	$(4.0)

Interest on notes defeased as part of the Petro Acquisition	$—	$1.2	$(1.2)
Rent expense classified as interest	4.5	4.7	(0.2)
Amortization of deferred financing costs	1.4	0.1	1.3
Other interest expense	1.3	0.7	0.6
Total interest expense	$7.2	$6.7	$0.5

Income tax provision (benefit).  Our provisions for income taxes of $0.4 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively, differed from the amounts calculated at the statutory rate primarily due to recognition of a valuation allowance against our net deferred tax assets and to certain state income taxes that are due without regard to our net operating losses.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our operating expenses, including rent, and to fund our capital expenditures and other working capital requirements as well as to pay to Hospitality Trust the total amount of deferred rent and related accrued interest no later than July 1, 2011.  Our principal sources of liquidity to meet these requirements are our operating cash flow, our cash balance, our credit facility, our ability to sell qualified leasehold improvements to Hospitality Trust under the terms of our leases with Hospitality Trust and our ability to defer up to $5.0 million of rent payments to Hospitality Trust each month through December 2010.  We also own a portfolio of operating real estate and developable land which may be a source of additional liquidity over time to the extent it can be financed or sold.

Under the TA Lease, we can sell to Hospitality Trust certain capital improvements we make to properties owned by Hospitality Trust with no increase in our rent payable to Hospitality Trust.  These sales were originally limited to $125 million with no more than $25 million in any year.  In May 2008 we and Hospitality Trust amended the TA Lease to permit us to sell these capital improvements to Hospitality Trust earlier than previously permitted.  Whenever we elect to sell these capital improvements before the time contractually permitted by the original lease terms, Hospitality Trust’s purchase commitment is discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease.  During the first six months of 2009, we sold capital improvements to Hospitality Trust with no increase in our rent, for total cash proceeds, after the discounts for accelerated receipts, of $4.8 million.  As of June 30, 2009, an undiscounted amount of $11.3 million of the $125 million maximum amount remained available for sales by us to Hospitality Trust.

As of June 30, 2009, under our rent deferral arrangement with Hospitality Trust, we had deferred $60.0 million of rent, which amount is due to Hospitality Trust not later than July 1, 2011.

The primary risks we face with respect to our operating cash flow are decreased demand for our products and services which may be caused by the volatility and high prices for petroleum based products and the economic recession in the U.S. and in the U.S. trucking industry, as well as increased working capital needs, which may be associated with increases in fuel costs.  A reduction of our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods.  Also, a significant increase in the prices we must pay to obtain fuel or a decrease in the time we have to pay our trade creditors may increase our cash working capital requirements materially.  In addition, the global credit markets have been experiencing substantial disruption and, as a result, credit has become more expensive and difficult to obtain, which may limit the availability of our sources of financing and impact our ability to repay deferred rent to Hospitality Trust by no later than July 1, 2011, the date by which the deferred rent amount is scheduled to be paid.

In July 2009 Flying J Inc., a competitor of ours which is currently pursuing a reorganization under chapter 11 of the United States Bankruptcy Code, announced a preliminary agreement to sell its interests in its travel centers to Pilot Travel Centers LLC, another one of our competitors.  If this transaction is completed, we may see increased competitive pressure that could negatively impact our sales volumes and profitability as well as our business and operations generally.  We are unable to determine the extent of the impact a combined Pilot-Flying J may have on our financial position, results of operations, or competitive position, although we would expect such a combination would significantly alter the competitive landscape in the travel center industry.

Assets and Liabilities

Our total current assets at June 30, 2009, were $447.7 million, compared to our total current assets of $409.0 million at December 31, 2008.  At June 30, 2009, and December 31, 2008, we had cash and cash equivalents of $182.0 million and $145.5 million, respectively.  Our current liabilities were $234.0 million at June 30, 2009, compared to our current liabilities of $201.0 million at December 31, 2008.  Increases in accounts receivable and accounts payable were primarily the result of higher volumes of fuel and nonfuel goods sold in June 2009 as compared to December 2008 as well as higher fuel prices in June 2009 as compared to December 2008.  The decrease in inventory is the result of lower nonfuel inventories and lower fuel volumes on hand, partially offset by higher fuel prices.

During the six months ended June 30, 2009, we had a net loss of $33.1 million, net cash inflows from operating activities of $54.4 million and, net cash outflows from investing activities of $17.9 million that resulted in a $36.5 million increase in our cash balance between December 31, 2008 and June 30, 2009.  At June 30, 2009, we had cash and cash equivalents of $182.0 million.

At June 30, 2009, we had a leasehold improvement receivable totaling $10.1 million that represents as of that date the estimated discounted amount of cash that we expect to receive from Hospitality Trust in connection with our sales of leasehold improvements to Hospitality Trust under our lease with Hospitality Trust for TA branded travel centers.

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

Revolving Credit Facility

At December 31, 2008, and June 30, 2009, there were no borrowings outstanding under our $100 million revolving credit facility, which credit facility is collateralized by certain of our cash accounts, accounts receivable and inventory.  At June 30, 2009, we had outstanding $66.5 million of letters of credit issued under this facility, securing certain purchases, insurance, fuel tax and other trade obligations.  These letters of credit reduce the amount available for borrowing under our credit facility, which resulted in $33.5 million being available to us for borrowing under the credit facility at June 30, 2009.  As of June 30, 2009, the cash accounts pledged as collateral for this credit facility had a balance of $63.3 million and this facility was overcollateralized by $33.7 million, resulting in $29.6 million of the pledged cash accounts being available to us for use without reducing the maximum amount available for borrowing under the credit facility.  Although the cash included in the pledged cash accounts is not restricted as to withdrawal or usage, the withdrawal or usage of that cash by us would result in a reduction in the maximum amount of borrowings available to us under the credit facility to the extent such withdrawal or usage would reduce the amount of collateral securing the credit facility to less than $100 million.  Our credit facility expires in November 2012.

Investment Activities

Our current capital plan for 2009 anticipates expenditures of approximately $60 million, some of which may be sold to Hospitality Trust under the lease agreements with Hospitality Trust.  For the six months ended June 30, 2009, we invested approximately $13.0 million in capital projects.  In the first six months of 2009 we invested approximately $5 million in Affiliates Insurance Company, or Affiliates Insurance, as more fully discussed below under Related Party Transactions.

During the six months ended June 30, 2009, we sold to Hospitality Trust qualifying improvements, without an increase in our rent, for total cash proceeds of $4.8 million.  We can sell to Hospitality Trust an additional undiscounted amount of $11.3 million of qualifying improvements without an increase in our rent, which amount would be reduced by a present value discount if the timing for any such sales is accelerated, and additional sales to Hospitality Trust, if any, will result in rent increases pursuant to our lease terms.

Off Balance Sheet Arrangements

We own a minority interest in a joint venture that owns one travel center that we operate.  This travel center is encumbered by mortgage debt of approximately $9.3 million as of June 30, 2009.  We account for the investment in this joint venture under the equity method of accounting and, therefore, we have not recorded a liability for this mortgage debt.  We are not directly liable for this debt, but the carrying value of our investment in this joint venture could be adversely affected if the joint venture defaulted on this debt and the joint venture’s property was used to satisfy this debt.  The related loan agreement expires in September 2009.  The joint venture is currently negotiating a new loan agreement with the same lender.

Related Party Transactions

We were formerly a 100% subsidiary of Hospitality Trust and currently Hospitality Trust is our principal landlord and owns 1,540,000 of our outstanding common shares.  One of our Managing Directors, Barry Portnoy, is also a Managing Trustee of Hospitality Trust and is the Chairman and majority owner of Reit Management.  Thomas O’Brien, our other Managing Trustee, President and Chief Executive Officer is also an executive vice president of Reit Management.  Andrew Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer is a senior vice president of Reit Management.  In addition to providing services to us, Reit Management also provides services to Hospitality Trust.  We own a 16.67% share of Affiliates Insurance.  The other shareholders of Affiliates Insurance Company are Reit Management, Hospitality Trust and three other companies to which Reit Management provides management services, and all of our Directors are directors of Affiliates Insurance.  We also own a 40% share of Petro Travel Plaza Holdings LLC.  For these reasons, we consider Hospitality Trust, Reit Management, Affiliates Insurance and Petro Travel Plaza Holdings LLC to be related parties of ours.  For a description of relationships among us, Hospitality Trust, Reit Management, and Affiliates Insurance, please review the contracts among these parties which are publicly available as exhibits to our public filings with the SEC and are accessible at the SEC website, www.sec.gov, and also see our descriptions of these relationships in our Proxy Statement for our 2009 Annual Meeting of Shareholders, and a description of risks which may arise from these relationships in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, all of which documents are also accessible at the SEC website.

Significant recent related party transactions included:

•                  During the six month period ended June 30, 2009 and 2008, we paid cash rent to Hospitality Trust of $80.3 million and $107.6 million, respectively, and recognized real estate rent expense of $106.3 million and $105.6 million, respectively, related to our leases with Hospitality Trust.

•                  Other current liabilities in our consolidated balance sheets at June 30, 2009 and December 31, 2008, include $13.9 million and $13.3 million, respectively, for rent due to Hospitality Trust.  As of June 30, 2009, we had deferred an aggregate of $60.0 million of rent payable no later than July 1, 2011 to Hospitality Trust.

•                  During the six month period ended June 30, 2009, we sold qualified leasehold improvements to Hospitality Trust for total cash proceeds, after the discounts for accelerated receipts, of $4.8 million.  At June 30, 2009, an undiscounted amount of $11.3 million of the $125 million total amount of the qualified leasehold improvements saleable to Hospitality Trust with no increase in our rent remained available.

•                  We recognized expense of $4.1 million and $4.2 million for the six month periods ended June 30, 2009 and 2008, respectively, in connection with the payments made to Reit Management under the management and shared services agreement. This expense is included in selling, general and administrative expense.

•                  In the first six months of 2009 we invested approximately $5 million in Affiliates Insurance, as did Reit Management and other companies to which Reit Management provides management services.  We currently own approximately 16.67% of Affiliates Insurance.  By participating in this insurance business we expect that we may benefit financially by possibly reducing insurance expenses and/or by recognizing our pro-rata share of any profits realized by this insurance business.

•                  Our results for each of the six month periods ended June 30, 2009 and 2008, included management and accounting fee income of $0.2 million, respectively, earned in connection with a joint venture in which we have a minority interest.  At June 30, 2009 and December 31, 2008, we had a net receivable from and a net payable to this joint venture of $0.2 million and $0.2 million, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. — “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009.  Our exposure to market risks has not changed materially from that set forth in our Annual Report on Form 10-K.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There have been no material developments in our legal proceedings from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, except for the items below:

On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc. in the United States District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as defendants.  The proposed amended complaint also seeks to add as defendants Ceridian Corporation, Pilot Travel Centers LLC, and Loves Travel Stops & Country Stores, Inc.  Comdata markets fuel cards which are used as a form of payment by trucking companies at truck stops.  The proposed amended complaint alleges antitrust violations arising out of Comdata’s contractual relationships with truck stops in connection with its fuel cards.  The plaintiffs are seeking unspecified damages and injunctive relief.  We believe that the plaintiffs’ claims are similar to claims asserted, and subsequently dismissed voluntarily, by proposed classes of independent truck stop owners against our predecessor in 2007.  On April 23, 2009, we filed an opposition to the plaintiffs’ efforts to amend their complaint to add us as a defendant in this ongoing action.  In response to that opposition, on May 21, 2009, plaintiffs filed a new action against us and the other companies that the plaintiffs sought to add as defendants with their proposed amended complaint in the already pending action.  The complaint in this new action contains the same allegations and claims as the proposed amended complaint in the first action.  We have moved to dismiss the second action and continue to oppose the plaintiffs’ efforts to add us as a defendant in the first action.  We believe that there are substantial factual and legal defenses to the plaintiffs’ claims against us.

We are involved from time to time in various other legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the addition below:

Changes to our competitors.

In July 2009 Flying J Inc., a competitor of ours which is currently pursuing a reorganization under chapter 11 of the United States Bankruptcy Code, announced a preliminary agreement to sell its interests in its travel centers to Pilot Travel Centers LLC, another one of our competitors.  If this transaction is completed, we may see increased competitive pressure that could negatively impact our sales volumes and profitability as well as our business and operations generally.  We are unable to determine the extent of the impact a combined Pilot-Flying J may have on our financial position, results of operations, or competitive position, although we would expect such a combination would significantly alter the competitive landscape in the travel center industry.

Item 4.  Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on May 22, 2009, Barbara D. Gilmore was a candidate for re-election as an Independent Director and Thomas M. O’Brien was a candidate for re-election as a Managing Director.  Ms. Gilmore received the affirmative vote of 10,652,855 shares and 1,951,837 votes were withheld.  Mr. O’Brien received the affirmative vote of 10,714,737 shares and 1,889,956 votes were withheld.

Messrs. Patrick F. Donelan, Arthur Koumantzelis, and Barry M. Portnoy continue to serve as directors with terms of office expiring in 2010, 2011 and 2011, respectively, and until their respective successors are duly elected or until their respective earlier death, resignation or removal.

Also at our 2009 annual meeting of shareholders, shareholders were asked to consider and vote upon a proposal to approve the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, or the Plan, which amended and restated the then existing TravelCenters of America LLC 2007 Equity Compensation Plan to increase by 1,000,000 the total number of common shares available for grant under the Plan and extended the term of the Plan to May 22, 2019.  Shareholders approved this proposal, which received the following votes:

For	Against	Abstain	Broker Non-Vote
5,036,517	2,010,188	62,399	5,495,589

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

Exhibit 4.1	Form of Share Certificate (Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q filed on August 11, 2008)

Exhibit 10.1	Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 26, 2009)

Exhibit 10.2	Current Compensation Plan for Directors (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 26, 2009)

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS ‘‘BELIEVE’’, ‘‘EXPECT’’, ‘‘ANTICIPATE’’, ‘‘INTEND’’, ‘‘PLAN’’, ‘‘ESTIMATE’’ OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT ON FORM 10-Q THAT MAY NOT OCCUR INCLUDE:

•                  OUR DESCRIPTION OF OUR RENT DEFERRAL AGREEMENT WITH HOSPITALITY TRUST MAY IMPLY THAT THE RENT DEFERRAL AMOUNTS TOGETHER WITH OUR CASH PROVIDED BY OUR OPERATING ACTIVITIES WILL BE SUFFICIENT TO ALLOW US TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS AND TO MEET OUR OBLIGATIONS DURING THE RENT DEFERRAL PERIOD.  IN FACT, WE MAY NOT BE ABLE TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS OR MEET OUR OBLIGATIONS;

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

•                  THE STATEMENT IN THIS QUARTERLY REPORT ON FORM 10-Q THAT WE HAD $182.0 MILLION OF CASH AND CASH EQUIVALENTS AT JUNE 30, 2009, AND THAT A PORTION OF OUR BANK CREDIT FACILITY IS UNUSED MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND CASH LIQUIDITY.  IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH AND OUR BANK CREDIT FACILITY IS SUBSTANTIALLY USED TO SECURE LETTERS OF CREDIT.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

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

•                  WE MAY NOT REALIZE OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN THE INSURANCE COMPANY IN WHICH WE HAVE INVESTED ALONG WITH REIT MANAGEMENT AND COMPANIES TO WHICH REIT MANAGEMENT PROVIDES MANAGEMENT SERVICES; AND

•                  PARTICIPATION IN AN INSURANCE BUSINESS INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES.  AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT THE INSURANCE COMPANY MAY NOT BE ABLE TO ADEQUATELY FUND CLAIMS WHICH COULD LEAVE US UNDERINSURED AND INCREASE OUR FUNDING EXPOSURE FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PROCURED WITH OTHER BETTER CAPITALIZED INSURERS.  ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AN INSURANCE COMPANY MAY BE DELAYED OR MAY NOT OCCUR AND THE INSURANCE COMPANY MAY REQUIRE MORE FUNDS THAN WE EXPECT.

THESE UNEXPECTED RESULTS OF OUR FORWARD LOOKING STATEMENTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

•                  FUTURE FUEL PRICE INCREASES, FUEL PRICE VOLATILITY OR OTHER FACTORS MAY CAUSE US TO NEED MORE WORKING CAPITAL TO MAINTAIN OUR INVENTORIES AND CARRY OUR ACCOUNTS RECEIVABLE THAN WE NOW EXPECT;

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

•                  IF THE U.S. ECONOMIC RECESSION CONTINUES, WORSENS, OR LASTS FOR AN EXTENDED PERIOD, OUR CUSTOMERS MAY PURCHASE LESS OF OUR GOODS AND SERVICES AND WE MAY SUFFER LOSSES;

•                  WE ARE CURRENTLY INVOLVED IN SEVERAL LITIGATION MATTERS.  DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN RESULT IN UNANTICIPATED RESULTS.  LITIGATION IS EXPENSIVE AND DISTRACTING TO MANAGEMENT.  WE CAN PROVIDE NO ASSURANCE AS TO THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE INVOLVED; AND

•                  WE HAVE DETERMINED THAT USAGE OF OUR NET OPERATING LOSS GENERATED IN 2007 IS SUBJECT TO LIMITATION UNDER SECTION 382 OF THE INTERNAL REVENUE CODE BECAUSE WE EXPERIENCED A CHANGE IN OWNERSHIP, AS DEFINED.  IF WE EXPERIENCE ADDITIONAL CHANGES IN OWNERSHIP, AS DEFINED, OUR NET OPERATING LOSSES GENERATED AFTER 2007 COULD ALSO BE SUBJECT TO LIMITATIONS ON USAGE.

WE HAVE PRODUCED PROFITABLE OPERATIONS IN ONLY TWO QUARTERLY REPORTING PERIODS SINCE WE BECAME A PUBLICLY OWNED COMPANY ON JANUARY 31, 2007.  ALTHOUGH OUR PLANS ARE INTENDED TO CREATE PROFITABLE OPERATIONS, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

RESULTS WHICH DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS ALSO MAY BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS, INCLUDING THOSE DESCRIBED UNDER “ITEM 1A.  RISK FACTORS” AND ELSEWHERE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008 AS WELL AS IN ITEM 1A IN THIS QUARTERLY REPORT ON FORM 10-Q.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	Andrew J. Rebholz
August 5, 2009	Name:		Andrew J. Rebholz
	Title:		Executive Vice President,
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

Exhibit 4.1	Form of Share Certificate (Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q filed on August 11, 2008)

Exhibit 10.1	Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 26, 2009)

Exhibit 10.2	Current Compensation Plan for Directors (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 26, 2009)

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)