Form 10-Q
period 2009-09-30
TRAVELCENTERS OF AMERICA LLC
filed 2009-11-09
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of Common Shares outstanding at November 6, 2009: 16,668,445 common shares.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

September 30, 2009

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$185,345	$145,516
Accounts receivable (less allowance for doubtful accounts of $3,389 as of September 30, 2009 and $3,593 as of December 31, 2008)	79,744	61,823
Inventories	123,270	128,962
Leasehold improvement receivable	9,383	14,437
Other current assets	48,872	58,269
Total current assets	446,614	409,007

Property and equipment, net	417,024	418,765
Intangible assets, net	32,013	34,545
Other noncurrent assets	29,811	27,480
Total assets	$925,462	$889,797

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$110,969	$82,164
Other current liabilities	119,449	118,787
Total current liabilities	230,418	200,951

Capital lease obligations	101,861	103,700
Deferred rental allowance	82,914	87,991
Deferred rent	75,000	30,000
Other noncurrent liabilities	76,771	64,828
Total liabilities	566,964	487,470

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 16,668,445 and 16,631,545 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	544,626	543,931
Accumulated other comprehensive income (loss)	694	(95)
Accumulated deficit	(186,822)	(141,509)
Total shareholders’ equity	358,498	402,327

Total liabilities and shareholders’ equity	$925,462	$889,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2009	2008

Revenues:
Fuel	$984,857	$1,832,414
Nonfuel	293,510	321,429
Rent and royalties	3,552	3,850
Total revenues	1,281,919	2,157,693

Cost of goods sold (excluding depreciation):
Fuel	924,392	1,747,106
Nonfuel	124,931	134,991
Total cost of goods sold (excluding depreciation)	1,049,323	1,882,097

Operating expenses:
Site level operating	153,373	166,567
Selling, general & administrative	19,650	21,256
Real estate rent	58,475	58,696
Depreciation and amortization	10,290	10,445
Total operating expenses	241,788	256,964

Income (loss) from operations	(9,192)	18,632

Equity in earnings of affiliates	312	465
Interest income	446	862
Interest expense	(3,568)	(3,154)
Income (loss) before income taxes	(12,002)	16,805
Provision for income taxes	235	150
Net income (loss)	(12,237)	16,655

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, (net of taxes of $183 and $(101), respectively)	517	(294)
Comprehensive income (loss)	$(11,720)	$16,361

Income (loss) per share:
Basic and diluted	$(0.73)	$1.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2009	2008

Revenues:
Fuel	$2,529,372	$5,415,499
Nonfuel	836,955	916,874
Rent and royalties	10,480	11,010
Total revenues	3,376,807	6,343,383

Cost of goods sold (excluding depreciation):
Fuel	2,349,201	5,227,879
Nonfuel	352,460	384,530
Total cost of goods sold (excluding depreciation)	2,701,661	5,612,409

Operating expenses:
Site level operating	447,909	484,532
Selling, general & administrative	58,239	77,298
Real estate rent	175,752	174,789
Depreciation and amortization	29,462	32,516
Total operating expenses	711,362	769,135

Loss from operations	(36,216)	(38,161)

Equity in earnings of affiliates	519	821
Interest income	1,818	6,171
Interest expense	(10,771)	(9,892)
Loss before income taxes	(44,650)	(41,061)
Provision for income taxes	663	497
Net loss	(45,313)	(41,558)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, (net of taxes of $278 and $(171), respectively)	789	(498)
Comprehensive loss	$(44,524)	$(42,056)

Loss per share:
Basic and diluted	$(2.72)	$(2.81)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(45,313)	$(41,558)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash rent expense	47,830	20,987
Cash received for leasehold improvements sold to Hospitality Trust	5,722	69,839
Share based compensation expense	750	782
Depreciation and amortization	29,462	32,516
Equity in earnings of affiliates	(519)	(821)
Amortization of deferred financing costs	2,325	312
Provision for doubtful accounts	302	1,284
Changes in assets and liabilities:
Accounts receivable	(18,062)	(869)
Inventories	5,760	(1,048)
Other current assets	9,628	(22,578)
Accounts payable and other current liabilities	28,873	7,014
Other, net	1,394	(7,050)
Net cash provided by operating activities	68,152	58,810

Cash flows from investing activities:
Proceeds from asset sales	77	2,753
Investment in equity of affiliate	(5,110)	—
Capital expenditures	(23,338)	(71,153)
Net cash used in investing activities	(28,371)	(68,400)

Cash flows from financing activities:
Refund of restricted cash securing letters of credit	—	4,801
Net cash provided by financing activities	—	4,801

Effect of exchange rate changes on cash	48	(38)

Net increase (decrease) in cash	39,829	(4,827)

Cash and cash equivalents at the beginning of the period	145,516	148,876
Cash and cash equivalents at the end of the period	$185,345	$144,049

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

At September 30, 2009, our business included 233 travel centers in 41 states and in Canada, 166 of which were operated under the “Travel Centers of America” or “TA” brand names and 67 of which were operated under the “Petro” brand name.  We operated 188 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 45 of these travel centers, including 10 travel centers which our franchisees sublease from us and 35 travel centers which our franchisees own or lease from other lessors.  We lease 145 of our TA branded sites and 40 of our Petro branded sites under leases with Hospitality Properties Trust, or Hospitality Trust, which we refer to as the TA Lease and Petro Lease, respectively.  See Note 5.

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

In preparing these condensed consolidated financial statements, we evaluated events that occurred through November 9, 2009, the date of issuance of these condensed consolidated financial statements, for potential recognition or disclosure.

2.                                    Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued The FASB Accounting Standards CodificationTM, or the Codification.  The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the Codification did not cause any change to our current accounting practices.

Effective June 30, 2009, we adopted the Subsequent Events Topic of the Codification.  This topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued.

Effective January 1, 2009, we adopted the Fair Value Measurements and Disclosures Topic of the Codification that provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements.  This Topic also expands disclosure requirements relating to how such fair value measurements were developed.  We adopted these new requirements effective January 1, 2008, for our financial assets and liabilities and effective January 1, 2009 for our nonfinancial assets and liabilities required to be measured at fair value on a non-recurring basis.  This adoption did not have a material effect on our consolidated financial statements.

Effective January 1, 2009, we adopted the guidance added to the Earnings Per Share Topic of the Codification that clarifies whether instruments granted in share based payment transactions should be included in the computation of earnings per share prior to vesting.  Under this section of the Codification, unvested share based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the calculation of basic and diluted earnings per share for all periods presented.  Accordingly, basic and diluted earnings per share for the three and nine months ended September 30, 2008, have been adjusted to reflect the new guidance in the Codification.

In June 2009 the FASB issued new guidance that is contained in the Consolidation section of the Codification that eliminates some exceptions that were previously included in GAAP related to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

determine whether a company is the primary beneficiary of a variable interest entity.  The new guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying previously issued rules related to variable interest entities.  The elimination of the qualifying special purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  These new requirements will be effective for us as of January 1, 2010.  We are currently assessing the potential impacts of adopting the new requirements, if any, on our consolidated financial statements.

3.                                    Earnings Per Share

Basic earnings per share for the three and nine month periods ended September 30, 2009 and 2008 were computed using the weighted average number of shares outstanding during those periods.  As discussed in Note 2, new requirements under the Earnings Per Share Topic of the Codification became effective for us on January 1, 2009.  Accordingly, the unvested shares granted under our equity incentive plan have been included in the calculation of basic and diluted earnings per share as participating securities.  Basic and diluted earnings per share for the three and nine month periods ended September 30, 2008, have been adjusted to reflect the new requirements.  The total combined number of weighted average common shares and participating securities outstanding for the three month periods ended September 30, 2009 and 2008 were 16,668,869 and 15,359,199, respectively.  The total combined number of weighted average common shares and participating securities outstanding for the nine month periods ended September 30, 2009 and 2008 were 16,649,618 and 14,782,947, respectively.  The number of unvested shares included in the earnings per share calculations as participating securities for the three month periods ended September 30, 2009 and 2008 were 713,569 and 274,770, respectively.  The numbers of unvested shares included in the earnings per share calculations as participating securities for the nine month periods ended September 30, 2009 and 2008 were 714,418 and 284,503, respectively.

4.                                    Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2009	2008

Nonfuel merchandise	$99,314	$109,842
Petroleum products	23,956	19,120
Total inventories	$123,270	$128,962

5.                                    Related Party Transactions

The following table summarizes the various amounts related to our leases with Hospitality Trust that are reflected in our operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Minimum base rent cash payments to Hospitality Trust	$41,794	$40,794	$125,378	$150,641
Rent for improvements sold to Hospitality Trust	31	31	92	92
Rent for ground leases acquired by Hospitality Trust	1,208	1,162	3,603	3,284
Total rent payments to Hospitality Trust	43,033	41,987	129,073	154,017
Required straight line rent adjustments	2,424	3,424	7,606	10,564
Rent deferred under rent deferral agreement	15,000	15,000	45,000	15,000
Less capital lease obligation amortization	(613)	(540)	(1,839)	(1,619)
Less amount recognized as interest expense	(2,269)	(2,342)	(6,807)	(7,027)
Less deferred leasehold improvement allowance amortization	(1,692)	(1,692)	(5,077)	(5,077)
Rent to Hospitality Trust recognized as rent expense	$55,883	$55,837	$167,956	$165,858

Other current liabilities in our consolidated balance sheets at September 30, 2009, and December 31, 2008, included $13,946 and $13,283, respectively, of rent due to Hospitality Trust.  As of September 30, 2009, we had deferred an aggregate of $75,000 of rent payable to Hospitality Trust, which amount, together with any other amounts we may defer pursuant to our rent deferral

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

agreement with Hospitality Trust, is payable by us not later than July 1, 2011 pursuant to that rent deferral agreement.  During the nine month period ended September 30, 2009, we sold leasehold improvements to Hospitality Trust for total cash proceeds, after the discounts for accelerated receipt, of $5,722.  At September 30, 2009, there remained available an undiscounted amount of $10,272 of the $125,000 total amount of the leasehold improvements that we may sell to Hospitality Trust with no increase in our rent.

In connection with our management and shared services agreement with Reit Management & Research LLC, or Reit Management, for the three months ended September 30, 2009 and 2008, we recognized expense of $2,151 and $2,602, respectively, and for the nine months ended September 30, 2009 and 2008 we recognized expense of $6,257 and $6,755, respectively.  These amounts are included in selling, general and administrative expenses in our consolidated financial statements.

In February 2009 we invested $25 in common stock of Affiliates Insurance Company, or Affiliates Insurance, concurrently with Reit Management and other companies to which Reit Management provides management services, and in April 2009 we invested another $5,049 in Affiliates Insurance.  We owned approximately 16.67% of Affiliates Insurance as of September 30, 2009.  Although we own less than 20% of Affiliates Insurance, we use the equity method to account for this investment because we believe that we have significant influence over Affiliates Insurance since each of our directors is a director of Affiliates Insurance.  This investment is carried on our balance sheet in other noncurrent assets.  For the three and nine months ended September 30, 2009, we recognized a loss of $23 and, $132, respectively, related to this investment.

We recognized equity in earnings of affiliates of $336 and $465 for the three month periods ended September 30, 2009 and 2008, respectively, and $651 and $821 for the nine month periods ended September 30, 2009 and 2008, respectively, related to our joint venture interest in Petro Travel Plaza Holdings LLC.  In addition, our results for the three month periods ended September 30, 2009 and 2008, included management and accounting fee income earned in connection with this joint venture of $104 and $95, respectively.  Our results for the nine month periods ended September 30, 2009 and 2008, included management and accounting fee income of $308 and $285, respectively, earned in connection with this joint venture.  At September 30, 2009 and December 31, 2008, we had a net payable to this joint venture of $888 and $150, respectively.

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

Under certain environmental agreements entered into as part of our predecessor’s acquisitions of travel centers, prior owners of certain of our sites are required to indemnify us for certain environmental conditions.  Certain of our remediation expenditures may be recovered from state government administered funds.  In addition, we have insurance of up to $35,000 for environmental liabilities at certain of our travel centers that were known at the time the policies were issued, and up to $60,000 for unknown environmental liabilities, subject, in each case, to certain limitations and deductibles.

At September 30, 2009, we had an accrued liability for environmental matters of $9,383, as well as a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

expenditures, resulting in an estimated net amount of $3,514 to be funded by us in the future.  While it is not possible to quantify with certainty our environmental exposure, in our opinion, based upon the information now known to us, our potential liability for clean up and remediation in excess of the accrual we have recorded will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

In July 2008, Riverside and San Bernardino counties in the State of California each filed litigation against us in the Superior Court of California for Riverside and San Bernardino counties, respectively, seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to our predecessor’s management of underground storage tanks.  In April 2009, the California Attorney General intervened in the action in Riverside County.  The California Attorney General’s complaint repeats many of the allegations made by Riverside County and adds allegations of past violations of state laws and regulations governing the management of hazardous wastes.  We have been engaged in active negotiations with San Bernardino County in an effort to resolve its pending claims and we expect to have more active settlement discussions in the Riverside County case in the future.  Although we believe that the judgments or settlements which may result from these litigations and negotiations are unlikely to be material to us, California’s environmental laws provide for the possible assessment of large civil penalties for various violations, including some violations which do not result in environmental harm or continuing environmental risks.  Accordingly, these litigations and negotiations may result in our obligation to pay material amounts.

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

On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the United States District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant.  The proposed amended complaint also seeks to add as defendants Ceridian Corporation, Pilot Travel Centers LLC, and Loves Travel Stops & Country Stores, Inc.  Comdata markets fuel cards which are used as a form of payment by trucking companies at truck stops.  The proposed amended complaint alleges antitrust violations arising out of Comdata’s contractual relationships with truck stops in connection with its fuel cards.  The plaintiffs are seeking unspecified damages and injunctive relief.  We believe that the plaintiffs’ claims are similar to claims asserted, and subsequently dismissed voluntarily, by proposed classes of independent truck stop owners against our predecessor in 2007.  On April 23, 2009, we filed an opposition to the plaintiffs’ efforts to amend their complaint to add us as a defendant in this ongoing action.  In response to that opposition, on May 21, 2009, plaintiffs filed a second action against us and the other companies that the plaintiffs sought to add as defendants with their previously pending action seeking the same relief they sought from us and the other defendants in the preexisting case.  The complaint in this second action contains the same allegations and claims as the proposed amended complaint in the first action.  We have moved to dismiss the second action and continue to oppose the plaintiffs’ efforts to add us as a defendant in the first action.  We believe that there are substantial factual and legal defenses to the plaintiffs’ claims against us.

We are involved from time to time in various other legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

7.                                    Income Taxes

The provisions (benefits) for income taxes included in our current and historical financial statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Current tax provision:
Federal	$—	$—	$—	$—
State	235	150	663	497
Foreign	—	—	—	—
	235	150	663	497

Deferred tax benefit:
Federal	(1,206)	(913)	(14,878)	(20,938)
State	(93)	(114)	(1,696)	(2,487)
Foreign	(43)	(39)	(109)	(118)
	(1,342)	(1,066)	(16,683)	(23,543)

Total tax benefit:	(1,107)	(916)	(16,020)	(23,046)
Change in valuation allowance	1,342	1,066	16,683	23,543

Net tax provision	$235	$150	$663	$497

Because of our short history and our history of operating losses, we do not currently recognize the benefit of any of our deferred tax assets, including tax loss carry forwards, that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  If and when we believe it is more likely than not that we will realize the benefit from our deferred tax assets, we will record these assets as an income tax benefit in our consolidated statement of operations.  Our federal net operating loss carryforward generated in 2007 was $50,470.  Our federal net operating loss generated in 2008 was $23,255.  Our 2007 federal net operating loss and other tax credit carryforwards are generally not available to us for the purpose of offsetting future taxable income because of certain Internal Revenue Code, or IRC, provisions regarding changes in ownership of our common shares.  Our ability to utilize the 2008 federal net operating loss and other tax credit carryforwards is currently not restricted by application of these certain IRC provisions, but could be subject to limitation based on future events.  Our 2008 federal net operating loss carryforward will expire in 2028.

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

8.                                    Supplemental Cash Flow Information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest)	$2,292	$3,062	$8,035	$19,748
Income taxes paid (net of refunds)	(16)	107	474	(4,639)

Noncash investing and financing activities:
Issuance of common shares under equity incentive plan	$273	$3,808	$751	$4,358
Restricted investments used to repay debt and related accrued interest and prepayment premium	$—	$—	$—	$272,500

9.                                    Other Information

In the first quarter of 2008 we recognized a charge of $5,000 in selling, general and administrative expense related to a legal settlement.

Interest expense for the nine months ended September 30, 2008, included $1,273 related to the 9% Senior Secured Notes, or the 9% Notes, we assumed as part of the Petro Acquisition.  Interest income for the nine months ended September 30, 2008, included $1,165 of interest income earned from restricted investments that had been used to defease the 9% Notes at the time of the Petro Acquisition and which were used to repay in full the 9% Notes in February 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our revenues and income are subject to potentially material changes as a result of the market prices of diesel fuel and gasoline, as well as the availability of these products.  These factors are subject to the worldwide petroleum products supply chain, which historically has incurred shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment.  Over the past few years there has been significant volatility in the cost of diesel fuel and gasoline: first, as crude oil demand increased during the previous economic expansion in the United States and events such as Hurricane Katrina affected the supply system; then as economic growth in certain developing economies, such as China and India, increased demand for petroleum products; then, as the world value of the U.S. dollar declined and as speculation in the price of petroleum commodities increased; and, more recently, as the price of diesel fuel and gasoline declined dramatically as the current worldwide recession reduced demand for petroleum products.  During the third quarter of 2009, as the comparative value of the U.S. dollar began to decline, diesel fuel and gasoline prices have again begun to rise dramatically.  We expect that these significant changes in our costs for these products can largely be passed on to our customers, but increased volatility in the crude oil and refined products markets can result in negative effects on our sales and profitability and increases in our working capital requirements.  Nonetheless, for the foreseeable future, we expect that the crude oil and refined product markets will continue to be volatile.

In addition to the factors cited above, our financial results during the three and nine month periods ended September 30, 2009, were, and our financial results in future periods may be, affected by the condition of the U.S. economy, generally, and the financial condition and activity of the trucking industry in the U.S, specifically.  The trucking industry is the primary customer for our goods and services.  Freight and trucking demand in the U.S. generally reflects the amount of commercial activity in the U.S. economy.  Because the U.S. economy has been in a recession, demand for our products and services has declined during the past year.  The decline in new home starts and the decline in import activity in the U.S. during that time have contributed to reduced trucking industry activity in the U.S. generally and to declines in our fuel sales volume.  Although recently the U.S. economy has shown signs of stabilizing, it is unclear as to whether these trends will continue or be sustainable.  If the U.S. economy continues to operate as it has over the past 12 to 18 months or if it worsens, our financial results may not improve and may decline, resulting in our experiencing increased losses from our operations.  The current economic conditions in the U.S. generally, and in the trucking industry in particular, have retarded our efforts to produce profitable results from our operations in 2008 and 2009.

Summary of Travel Center Site Counts

The following table summarizes the changes in the composition of our business (company operated, franchisee leased and operated or franchisee owned and operated) from December 31, 2007 through September 30, 2009:

	Company Operated	Franchisee Leased and Operated	Franchisee Owned and Operated	Total
Number of travel centers at December 31, 2007	189	10	37	236

January - September 2008 Activity:
No activity	—	—	—	—
Number of travel centers at September 30, 2008	189	10	37	236

October - December 2008 Activity:
Terminated franchised travel centers	—	—	(2)	(2)
Closed travel centers	(1)	—	—	(1)
Number of travel centers at December 31, 2008	188	10	35	233

January — September 2009 Activity:
No activity	—	—	—	—
Number of travel centers at September 30, 2009	188	10	35	233

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

Results of Operations

Three months ended September 30, 2009 compared to September 30, 2008

The following table summarizes our results for the three month periods ended September 30, 2009 and 2008.

	Three Months Ended September 30,		$	%
(dollars in millions)	2009	2008	Change	Change

Revenues:
Fuel	$984.9	$1,832.4	$(847.5)	-46.3%
Nonfuel	293.5	321.5	(28.0)	-8.7%
Rent and royalties	3.5	3.8	(0.3)	-7.7%
Total revenues	1,281.9	2,157.7	(875.8)	-40.6%

Cost of goods sold (excluding depreciation):
Fuel	924.4	1,747.1	(822.7)	-47.1%
Nonfuel	124.9	135.0	(10.1)	-7.5%
Total cost of goods sold (excluding depreciation)	1,049.3	1,882.1	(832.8)	-44.2%

Operating expenses:
Site level operating expenses	153.4	166.5	(13.1)	-7.9%
Selling, general & administrative expense	19.7	21.3	(1.6)	-7.6%
Real estate rent	58.4	58.7	(0.3)	-0.4%
Depreciation and amortization expense	10.3	10.4	(0.1)	-1.5%
Total operating expenses	241.8	256.9	(15.1)	-5.9%

Income (loss) from operations	(9.2)	18.7	(27.9)	-149.3%
Equity in earnings of affiliates	0.3	0.4	(0.1)	-32.9%
Interest income	0.5	0.9	(0.4)	-48.3%
Interest expense	(3.6)	(3.2)	(0.4)	13.1%
Income (loss) before income taxes	(12.0)	16.8	(28.8)	-171.4%
Provision for income taxes	0.2	0.2	0.0	56.7%
Net income (loss)	$(12.2)	$16.6	$(28.8)	-173.5%

Same Site Comparisons. A travel center is included in the following same site comparisons if it was continuously operated by us from July 1, 2008 through September 30, 2009 or, in the case of rent revenues and royalty revenues, by a franchisee of ours for that same period.  Travel centers are not excluded from the same site comparisons as a result of changes in their size or in the services offered.

	Three Months Ended September 30,		$	%
(gallons and dollars in millions)	2009	2008	Change	Change

Number of company operated travel centers	187	187	—	—

Fuel sales volume (gallons) (1)	476.1	494.1	(18.0)	-3.6%
Fuel margin(1)	$60.2	$85.7	$(25.5)	-29.7%
Total nonfuel revenues (1)	$293.5	$321.5	$(28.0)	-8.7%
Operating expenses (1) (2)	$153.3	$165.9	$(12.6)	-7.6%

Number of franchisee operated travel centers	43	43	—	—
Rent and royalty revenues	$3.6	$3.7	$(0.1)	-2.7%

(1)                  Includes fuel volume, fuel margin, revenues and expenses of company operated travel centers only.

(2)                  Excludes real estate rent expense.

Revenues. Revenues for the three month period ended September 30, 2009, were $1,281.9 million, which represented a decrease from the quarter ended September 30, 2008, of $875.8 million, or 40.6%, primarily related to a decrease in fuel revenue.

Fuel revenues were 76.8% of total revenues for the quarter ended September 30, 2009, as compared to 84.9% for the same period in 2008.  Fuel revenues for the quarter ended September 30, 2009, were $984.9 million, a decrease of $847.5 million, or 46.3%, as compared to the same period in 2008.  This decrease was principally the result of decreases in fuel prices and also resulted from reduced fuel sales volume.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in millions)	Sold	Revenues

Results for three months ended September 30, 2008	507.9	$1,832.4

Decrease due to petroleum products price changes	—	(822.8)
Decrease due to same site volume changes	(18.0)	(35.1)
Decrease due to the company operated site closed since January 1, 2008	(1.4)	(2.8)
Other change, net	6.6	13.2
Net decrease from prior year period	(12.8)	(847.5)

Results for three months ended September 30, 2009	495.2	$984.9

On a same site basis for our company operated sites, fuel sales volume decreased by 18.0 million gallons, or 3.6%, during the three months ended September 30, 2009 compared to the same period in 2008.  We believe the same site fuel sales volume decrease resulted primarily from a decline in trucking activity attributable to the significant decline in economic activity in the U.S. throughout 2008 and continuing into 2009, particularly the declines in the shipments of durable goods, including new home building supplies, as well as a decline in imports into the U.S. that are transported by truck combined with increased fuel conservation efforts by truck operators throughout 2008 and continuing into 2009 as a result of the historically high cost of fuel in 2008.  The same site fuel sales volume decline for the quarter was somewhat lessened by an increase in fuel sales volumes to motorist customers that we believe resulted from both the decline in fuel prices in 2009 as compared to 2008 and our retail pricing strategy.

Nonfuel revenues were 22.9% of total revenues for the quarter ended September 30, 2009, as compared to 15.0% for the same period in 2008.  Nonfuel revenues for the three months ended September 30, 2009, were $293.5 million, a decrease of $28.0 million, or 8.7%, as compared to the same period in 2008.  The change between years is primarily related to the decline in unit sales at those sites we operated continuously during both periods, partially offset by price increases.  On a same site basis for our company operated sites, nonfuel revenues decreased by $28.0 million, or 8.7% during the three months ended September 30, 2009, compared to the same period in 2008.  We believe the same site nonfuel revenue decrease reflects decreased customer traffic in our travel centers as a result of many of the factors affecting our fuel sales volumes, and also resulted because our customers have reduced discretionary spending as a result of the recent U.S. economic recession.  We believe this decrease was partially offset by the impact of our sales and marketing initiatives and the attractiveness of our nonfuel product and service offerings to customers regardless of where they choose to purchase fuel or the effects of their fuel conservation efforts.

Rent and royalty revenues for the three months ended September 30, 2009, were $3.5 million, a decrease of $0.3 million, or 7.7%, as compared to the same period in 2008.  Lower royalties resulting from reduced nonfuel revenues at our franchisee locations and the termination of two franchise sites in the fourth quarter of 2008 were largely offset by scheduled increases in rent revenues at the ten franchisee operated locations we sublease to our franchisees.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended September 30, 2009, was $1,049.3 million, a decrease of $832.8 million, or 44.2%, as compared to the same period in 2008, which was primarily attributable to decreased fuel costs.  Fuel cost of goods sold for the quarter ended September 30, 2009 of $924.4 million decreased by $822.7 million, or 47.1% as compared to the same period in 2008.  This decrease in fuel cost of goods sold primarily resulted from the decrease in petroleum commodity prices and also resulted from the fuel sales volumes decrease as described above.

Nonfuel cost of goods sold for the three months ended September 30, 2009, was $124.9 million, a decrease of $10.1 million, or 7.5%, as compared to the same period in 2008.  Nonfuel cost of goods sold decreased due to the nonfuel sales decreases noted above, partially offset by increases in product unit costs.  Nonfuel cost of goods sold as a percentage of nonfuel revenue was 42.6% for the quarter ended September 30, 2009, compared to 42.0% for the same period in 2008.

Site level operating expenses. Site level operating expenses for the three months ended September 30, 2009, were $153.4 million, a decrease of $13.1 million, or 7.9%, as compared to the same period in 2008.  This decrease was primarily due to the lower levels of business activity, our efforts to adjust our labor costs to offset lower sales volumes and our other expense control initiatives.

On a same site basis for our company operated sites, site level operating expenses decreased by $12.6 million, or 7.6% in the three months ended September 30, 2009, as compared to the same period in 2008.  The decrease in site level operating expenses on a same site basis was primarily the result of decreases in labor and related benefits and payroll tax expense as a result of our efforts to adjust our labor costs to offset lower sales volumes and our other expense control initiatives.  This decrease was partially offset by increases over the prior year in expenses that are not as directly related to our volume of business such as real estate taxes and other taxes not based on income, increases in the unit cost of labor and related benefits, and certain costs of maintaining our operating locations.  On a same site basis, site level operating expenses as a percentage of nonfuel revenues for the quarter ended September 30, 2009, were 52.2%, compared to 51.6% for the same period in 2008.  The increase in operating expenses as a percentage of nonfuel revenues results from the fact that certain of our expenses are fixed in nature so decreases in our sales levels do not result in a corresponding decrease in site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended September 30, 2009, were $19.7 million, a decrease of $1.6 million, or 7.6%, as compared to the same period in 2008.  This decrease primarily resulted from the elimination of expense related to severance and retention payments to certain employees and our cost saving strategies, including our labor cost reductions.

Real estate rent expense.  Rent expense for the three months ended September 30, 2009, was $58.4 million, a decrease of $0.3 million as compared to the same period in 2008.  Under our real estate leases, we paid rent of $45.5 million during the three months ended September 30, 2009 of which $2.3 million was recognized as interest expense and $0.6 million was recognized as a reduction of our capital lease obligation.  During the three months ended September 30, 2009, we accrued $2.5 million of noncash rent expense to recognize rent expense on a straight line basis over the terms of those leases that include rent escalation provisions and amortized $1.7 million of our deferred leasehold improvement allowance as a reduction of rent expense.  In addition, during the three months ended September 30, 2009, we accrued $15 million of rent expense that was not paid in cash pursuant to our rent deferral agreement with Hospitality Trust.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended September 30, 2009 was $10.3 million, a decrease of $0.1 million, or 1.5%, as compared to the same period in 2008.

Loss from operations.  Our loss from operations for the three months ended September 30, 2009, was $9.2 million, as compared to income from operations of $18.7 million for the same period in 2008.  This decline was the result of the changes in revenues and expenses described above.

Interest income and expense.  Interest income and expense consisted of the following:

	Three Months Ended September 30,		$
(dollars in millions)	2009	2008	Change

Accretion of leasehold improvement receivable	$0.3	$0.4	$(0.1)
Other interest income	0.2	0.5	(0.3)
Total interest income	$0.5	$0.9	$(0.4)

Rent expense classified as interest	$2.3	2.3	$—
Amortization of deferred financing costs	1.0	0.2	0.8
Other interest expense	0.3	0.7	(0.4)
Total interest expense	$3.6	$3.2	$0.4

Income tax provision.  Our provisions for income taxes of $0.2 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively, differed from the amounts calculated at the statutory rate primarily due to recognition of a valuation allowance against our net deferred tax assets and to certain state income taxes that are due without regard to our net operating losses.

Nine months ended September 30, 2009 compared to September 30, 2008

The following table summarizes our results for the nine month periods ended September 30, 2009 and 2008.

	Nine Months Ended September 30,		$	%
(dollars in millions)	2009	2008	Change	Change

Revenues:
Fuel	$2,529.4	$5,415.5	$(2,886.1)	-53.3%
Nonfuel	837.0	916.9	(79.9)	-8.7%
Rent and royalties	10.4	11.0	(0.6)	-4.8%
Total revenues	3,376.8	6,343.4	(2,966.6)	-46.8%

Cost of goods sold (excluding depreciation):
Fuel	2,349.2	5,227.9	(2,878.7)	-55.1%
Nonfuel	352.4	384.5	(32.1)	-8.3%
Total cost of goods sold (excluding depreciation)	2,701.6	5,612.4	(2,910.8)	-51.9%

Operating expenses:
Site level operating expenses	447.9	484.5	(36.6)	-7.6%
Selling, general & administrative expense	58.3	77.3	(19.0)	-24.7%
Real estate rent	175.7	174.8	0.9	0.6%
Depreciation and amortization expense	29.5	32.5	(3.0)	-9.4%
Total operating expenses	711.4	769.1	(57.7)	-7.5%

Loss from operations	(36.2)	(38.1)	1.9	-5.1%
Equity in earnings of affiliates	0.5	0.8	(0.3)	-36.8%
Interest income	1.8	6.2	(4.4)	-70.5%
Interest expense	(10.8)	(9.9)	(0.9)	8.9%
Loss before income taxes	(44.7)	(41.0)	(3.7)	8.7%
Provision for income taxes	0.6	0.5	0.1	33.4%
Net loss	$(45.3)	$(41.5)	$(3.8)	9.0%

Same Site Comparisons. A travel center is included in the following same site comparisons if it was continuously operated by us from January 1, 2008 through September 30, 2009 or, in the case of rent revenues and royalty revenues, by a franchisee of ours for that same period.  Travel centers are not excluded from the same site comparisons as a result of changes in their size or in the services offered.

	Nine Months Ended September 30,		$	%
(gallons and dollars in millions)	2009	2008	Change	Change

Number of company operated travel centers	187	187	—	—

Fuel sales volume (gallons) (1)	1,378.7	1,538.2	(159.5)	-10.4%
Fuel margin(1)	$179.0	$187.8	$(8.8)	-4.7%
Total nonfuel revenues (1)	$837.7	$916.7	$(79.0)	-8.6%
Operating expenses (1) (2)	$447.8	$483.2	$(35.4)	-7.3%

Number of franchisee operated travel centers	43	43	—	—
Rent and royalty revenues	$10.4	$10.6	$(0.2)	-2.0%

(1)                  Includes fuel volume, fuel margin, revenues and expenses of company operated travel centers only.

(2)                  Excludes real estate rent expense.

Revenues. Revenues for the nine month period ended September 30, 2009, were $3,376.8 million, which represented a decrease from the nine months ended September 30, 2008, of $2,966.6 million, or 46.8%, primarily related to a decrease in fuel revenue.

Fuel revenues were 74.9% of total revenues for the nine months ended September 30, 2009, as compared to 85.4% for the same period in 2008.  Fuel revenues for the nine months ended September 30, 2009, were $2,529.4 million, a decrease of $2,886.1 million, or 53.3%, as compared to the same period in 2008.  This decrease was principally the result of decreases in fuel prices and also resulted from reduced fuel sales volume.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in millions)	Sold	Revenues

Results for nine months ended September 30, 2008	1,594.9	$5,415.5

Decrease due to petroleum products price changes	—	(2,603.8)
Decrease due to same site volume changes	(159.5)	(280.0)
Decrease due to the company operated site closed since January 1, 2008	(4.5)	(8.0)
Other changes, net	3.2	5.7
Net decrease from prior year period	(160.8)	(2,886.1)

Results for nine months ended September 30, 2009	1,434.1	$2,529.4

On a same site basis for our company operated sites, fuel sales volume decreased by 159.5 million gallons, or 10.4%, during the nine months ended September 30, 2009, compared to the same period in 2008.  We believe the same site fuel sales volume decrease resulted primarily from a decline in trucking activity attributable to the significant decline in economic activity in the U.S. throughout 2008 and continuing into 2009, particularly the declines in the shipments of durable goods, including new home building supplies, as well as a decline in imports into the U.S. that are transported by truck, combined with increased fuel conservation efforts by truck operators throughout 2008 and continuing into 2009 as a result of the historically high cost of fuel in 2008. We believe the same site fuel sales volume decrease also resulted from decreased demand from motorists during the first half of 2009 as a result of the continued high cost of fuel to consumers as well as the recessionary condition of the U.S. economy.

Nonfuel revenues were 24.8% of total revenues for the nine months ended September 30, 2009, as compared to 14.5% for the same period in 2008.  Nonfuel revenues for the nine months ended September 30, 2009, were $837.0 million, a decrease of $79.9 million, or 8.7%, as compared to the same period in 2008.  The change between years is primarily related to the decline in unit sales at those sites we operated during both periods, partially offset by our price increases.  On a same site basis for our company operated sites, nonfuel revenues decreased by $79.0 million, or 8.6% during the nine months ended September 30, 2009, compared to the same period in 2008.  We believe the same site nonfuel revenue decrease reflects decreased customer traffic in our travel centers as a result of many of the factors affecting our fuel sales volumes, partially offset by the impact of our sales and marketing initiatives and the attractiveness of our nonfuel product and service offerings to customers regardless of where they choose to purchase fuel or the effects of their fuel conservation efforts.

Rent and royalty revenues for the nine months ended September 30, 2009, were $10.4 million, a decrease of $0.6 million, or 4.8%, as compared to the same period in 2008.  This decrease was primarily the result of lower royalties resulting from reduced nonfuel revenues at our franchisee locations and the termination of two franchise sites in the fourth quarter of 2008, partially offset by scheduled increases in rent revenues at the ten franchisee operated locations we sublease to our franchisees.

Cost of goods sold (excluding depreciation). Cost of goods sold for the nine months ended September 30, 2009, was $2,701.6 million, a decrease of $2,910.8 million, or 51.9%, as compared to the same period in 2008, which was primarily attributable to decreased fuel costs.  Fuel cost of goods sold for the nine months ended September 30, 2009 was $2,349.2 million, a decrease of $2,878.7 million, or 55.1%, as compared to the same period in 2008.  This decrease in fuel cost of goods sold primarily resulted from the decrease in petroleum commodity prices and also resulted from fuel sales volumes decreases as described above.

Nonfuel cost of goods sold for the nine months ended September 30, 2009, was $352.4 million, a decrease of $32.1 million, or 8.3%, as compared to the same period in 2008.  Nonfuel cost of goods sold decreased due to the same site nonfuel sales decreases noted above, partially offset by increases in product unit costs.  Nonfuel cost of goods sold as a percentage of nonfuel revenue was 42.1% for the nine month period ended September 30, 2009, compared to 41.9% for the same period in 2008.

Site level operating expenses. Site level operating expenses for the nine months ended September 30, 2009, were $447.9 million, a decrease of $36.6 million, or 7.6%, as compared to the same period in 2008.  This decrease was primarily due to our 2008 workforce reductions, the lower levels of business activity, our efforts to adjust our labor costs to offset lower sales volumes, and our other expense control initiatives.

On a same site basis for our company operated sites, site level operating expenses decreased by $35.4 million, or 7.3%, in the nine months ended September 30, 2009, compared to the same period in 2008.  The decrease in site level operating expenses on a same site basis was primarily the result of decreases in labor and related benefits and payroll tax expense as a result of our 2008 workforce reductions, our efforts to adjust our labor costs to offset lower sales volumes and our other expense control initiatives.  This decrease was partially offset by increases over the prior year in expenses that are not as directly related to our volume of business such as real estate taxes and other taxes not based on income, increases in the unit cost of labor and related benefits, and certain costs of maintaining our operating locations.  On a same site basis, site level operating expenses as a percentage of nonfuel revenues for the nine months ended September 30, 2009, were 53.4%, compared to 52.7% for the same period in 2008.  The increase in operating expenses as a percentage of nonfuel revenues results from the fact that certain of our expenses are fixed in nature so decreases in our revenues do not result in a corresponding decrease in site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2009, were $58.3 million, a decrease of $19.0 million, or 24.7%, as compared to the same period in 2008.  This decrease primarily resulted from the elimination of costs associated with Petro Stopping Center, L.P.’s El Paso, Texas headquarters, which was closed in 2008, a reduction of expense related to severance and retention payments to certain employees, our cost saving strategies, including our 2008 workforce reductions, and a decrease in legal fees and other costs related to litigation matters, including a $5.0 million litigation settlement expense charge in the first quarter of 2008.

Real estate rent expense.  Rent expense for the nine months ended September 30, 2009, was $175.7 million, an increase of $0.9 million as compared to the same period in 2008.  Under our real estate leases, we paid rent of $136.6 million during the nine months ended September 30, 2009, of which $6.8 million was recognized as interest expense and $1.8 million was recognized as a reduction of our capital lease obligation.  During the nine months ended September 30, 2009, we accrued $7.9 million of noncash rent expense to recognize rent expense on a straight line basis over the terms of those leases that include rent escalation provisions and amortized $5.1 million of our deferred leasehold improvement allowance as a reduction of rent expense.  In addition, during the nine months ended September 30, 2009, we accrued $45.0 million of rent expense that was not paid in cash pursuant to our rent deferral agreement with Hospitality Trust.

Depreciation and amortization expense.  Depreciation and amortization expense for the nine months ended September 30, 2009 was $29.5 million, a decrease of $3.0 million, or 9.4%, as compared to the same period in 2008.  This decrease was primarily the result of a $0.9 million impairment charge recorded in the second quarter of 2008 combined with a $1.6 million charge in the first quarter of 2008 in connection with the cancellation of contracts and letters of intent for various development projects and acquisitions we decided not to pursue.

Loss from operations.  Our loss from operations for the nine months ended September 30, 2009, was $36.2 million, an improvement of $1.9 million as compared to the same period in 2008.  This decrease was the result of the changes in revenues and expenses described above.

Interest income and expense.  Interest income and expense consisted of the following:

	Nine Months Ended September 30,		$
(dollars in millions)	2009	2008	Change

Accretion of leasehold improvement receivable	$0.7	$3.3	$(2.6)
Interest income on restricted investments	—	1.2	(1.2)
Other interest income	1.1	1.7	(0.6)
Total interest income	$1.8	$6.2	$(4.4)

Interest on notes defeased as part of the Petro Acquisition	$—	$1.3	$(1.3)
Rent expense classified as interest	6.8	7.0	(0.2)
Amortization of deferred financing costs	2.3	0.3	2.0
Other interest expense	1.7	1.3	0.4
Total interest expense	$10.8	$9.9	$0.9

Income tax provision.  Our provisions for income taxes of $0.6 million and $0.5 million for the nine months ended September 30, 2009 and 2008, respectively, differed from the amounts calculated at the statutory rate primarily due to recognition of a valuation allowance against our net deferred tax assets and to certain state income taxes that are due without regard to our net operating losses.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our operating expenses, including rent, and to fund our capital expenditures and other working capital requirements as well as to pay to Hospitality Trust the total amount of deferred rent and any related accrued interest we owe no later than July 1, 2011.  Our principal sources of liquidity to meet these requirements are our operating cash flow, our cash balance, our credit facility, our ability to sell qualified leasehold improvements to Hospitality Trust under the terms of our leases with

Hospitality Trust and our ability to defer up to $5.0 million of rent payments to Hospitality Trust each month through December 2010.  We also own a portfolio of operating real estate and developable land which may be a source of additional liquidity over time to the extent it can be financed or sold.

Under the TA Lease, we can sell to Hospitality Trust certain capital improvements we make to leased properties which are owned by Hospitality Trust, with no increase in our rent payable to Hospitality Trust.  These sales were originally limited to $125 million with no more than $25 million in any year.  In May 2008 we and Hospitality Trust amended the TA Lease to permit us to sell these capital improvements to Hospitality Trust earlier than previously permitted.  Whenever we elect to sell these capital improvements before the time contractually permitted by the original lease terms, Hospitality Trust’s purchase commitment is discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease.  During the first nine months of 2009, we sold capital improvements to Hospitality Trust with no increase in our rent, for total cash proceeds, after the discounts for accelerated receipts, of $5.7 million.  As of September 30, 2009, an undiscounted amount of $10.3 million of the $125 million maximum amount remained available for sales by us to Hospitality Trust.

As of September 30, 2009, under our rent deferral arrangement with Hospitality Trust, we had deferred $75.0 million of rent, which amount is due to Hospitality Trust not later than July 1, 2011.

The primary risks we face with respect to our operating cash flow are decreased demand for our products and services which may be caused by the volatility and high prices for petroleum based products and the difficult economic conditions in the U.S. and in the U.S. trucking industry, as well as increased working capital needs, which may be associated with increases in fuel costs.  A reduction of our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods.  Also, a significant increase in the prices we must pay to obtain fuel or a decrease in the time we have to pay our trade creditors may increase our cash working capital requirements materially.  In addition, in light of the current conditions in the global credit markets, the availability and terms of credit are unpredictable and uncertain, which may limit the availability of our sources of financing and impact our ability to repay deferred rent to Hospitality Trust by no later than July 1, 2011, the date by which the deferred rent amount is scheduled to be paid.

In July 2009, Flying J Inc., a competitor of ours which is currently pursuing a reorganization under Chapter 11 of the United States Bankruptcy Code, announced a preliminary agreement to sell its interests in its travel centers to Pilot Travel Centers LLC, another one of our competitors.  If this transaction is completed, we may see increased competitive pressure that could negatively impact our sales volumes and profitability as well as our business and operations generally.  We are unable to determine the extent of the impact a combined Pilot-Flying J may have on our financial position, results of operations, or competitive position, although we would expect such a combination would significantly alter the competitive landscape in the travel center industry.

Assets and Liabilities

Our total current assets at September 30, 2009, were $446.6 million, compared to our total current assets of $409.0 million at December 31, 2008.  At September 30, 2009, and December 31, 2008, we had cash and cash equivalents of $185.3 million and $145.5 million, respectively.  Our current liabilities were $230.4 million at September 30, 2009, compared to our current liabilities of $201.0 million at December 31, 2008.  Increases of $17.9 million and $28.8 million in accounts receivable and accounts payable, respectively, were primarily the result of higher volumes of fuel and nonfuel goods sold in September 2009 as compared to December 2008 as well as higher fuel prices in September 2009 as compared to December 2008.  The decrease of $5.8 million in inventory from December 2008 is the result of lower nonfuel inventories and lower fuel volumes on hand, partially offset by higher fuel prices.

During the nine months ended September 30, 2009, we had a net loss of $45.3 million, net cash inflows from operating activities of $68.2 million and net cash outflows from investing activities of $28.4 million which resulted in a $39.8 million increase in our cash balance between December 31, 2008 and September 30, 2009.  At September 30, 2009, we had cash and cash equivalents of $185.3 million.

At September 30, 2009, we had a leasehold improvement receivable totaling $9.4 million that represented as of that date the estimated discounted amount of cash that we expect to receive from Hospitality Trust in connection with our future sales of leasehold improvements to Hospitality Trust under our TA Lease.

There can be no assurance that industry conditions will not decline further or that any one or more of the risks identified under the section “Risk Factors” or “Warning Regarding Forward Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008, under “Warning Regarding Forward Looking Statements” or elsewhere in this Quarterly Report on Form 10-Q, or some other unidentified risk will not manifest itself in a manner which is material and adverse to our results of operations, cash flow or financial position.

Revolving Credit Facility

At December 31, 2008, and September 30, 2009, there were no borrowings outstanding under our $100 million revolving credit facility, which credit facility is collateralized by certain of our cash accounts, accounts receivable and inventory.  At September 30, 2009, we had outstanding $66.5 million of letters of credit issued under this facility, securing certain purchases, insurance, fuel tax and other trade obligations.  These letters of credit reduce the amount available for borrowing under our credit facility, which resulted in $33.5 million being available to us for borrowing under the credit facility at September 30, 2009.  As of September 30, 2009, the cash accounts pledged as collateral for this credit facility had a balance of $63.9 million and this facility was overcollateralized by $39.9 million, resulting in $24.0 million of the pledged cash accounts being available to us for use without reducing the maximum amount available for borrowing under the credit facility.  Although the cash included in the pledged cash accounts is not restricted as to withdrawal or usage, the withdrawal or usage of that cash by us would result in a reduction in the maximum amount of borrowings available to us under the credit facility to the extent such withdrawal or usage would reduce the amount of collateral securing the credit facility to less than $100 million.  Our credit facility expires in November 2012.

Investment Activities

Our current capital plan for 2009 anticipates expenditures of approximately $35 to $40 million, some of which has been and may be sold to Hospitality Trust under the lease agreements with Hospitality Trust.  For the nine months ended September 30, 2009, we invested approximately $23.3 million in capital projects.  In the first nine months of 2009 we invested approximately $5 million in Affiliates Insurance Company, or Affiliates Insurance, as more fully discussed below under Related Party Transactions.

During the nine months ended September 30, 2009, we sold to Hospitality Trust qualifying improvements, without an increase in our rent, for total cash proceeds of $5.7 million.  We can sell to Hospitality Trust an additional undiscounted amount of $10.3 million of qualifying improvements without an increase in our rent, which amount would be reduced by a present value discount if the timing for any such sales is accelerated.  Sales of qualified improvements by us to Hospitality Trust in addition to those amounts, if any, will result in rent increases pursuant to our lease terms.

Off Balance Sheet Arrangements

We own a minority interest in a joint venture that owns one travel center that we operate.  This joint venture is currently constructing another travel center that we expect to operate when it is complete.  These travel centers are encumbered by mortgage debt of approximately $20 million as of September 30, 2009.  We account for the investment in this joint venture under the equity method of accounting and, therefore, we have not recorded a liability for this mortgage debt.  We are not directly liable for this debt, but the carrying value of our investment in this joint venture could be adversely affected if the joint venture defaulted on this debt and the joint venture’s property was used to satisfy this debt.  The mortgage debt was incurred pursuant to a loan agreement entered into in August 2009.  The mortgage debt is scheduled to mature in August 2012.

Related Party Transactions

We were formerly a 100% subsidiary of Hospitality Trust and currently Hospitality Trust is our principal landlord and owns 1,540,000 of our outstanding common shares.  One of our Managing Directors, Barry Portnoy, is also a Managing Trustee of Hospitality Trust and is the Chairman and majority owner of Reit Management & Research LLC, or Reit Management, our management and shared services provider.  Thomas O’Brien, our other Managing Trustee, and our President and Chief Executive Officer, is also an executive vice president of Reit Management.  Andrew Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, is a senior vice president of Reit Management.  In addition to providing services to us, Reit Management also provides services to Hospitality Trust.  As of September 30, 2009, we owned a 16.67% share of Affiliates Insurance.  The other shareholders of Affiliates Insurance Company are Reit Management, Hospitality Trust and three other companies to which Reit Management provides management services, and all of our Directors are also directors of Affiliates Insurance.  We also own a 40% share of Petro Travel Plaza Holdings LLC.  For these and other reasons, we consider Hospitality Trust, Reit Management, Affiliates Insurance and Petro Travel Plaza Holdings LLC to be related parties of ours.  For a description of relationships among us, Hospitality Trust, Reit Management, and Affiliates Insurance, please review the contracts among these parties which are publicly available as exhibits to our public filings with the Securities and Exchange Commission, or the SEC, and are accessible at the SEC website, www.sec.gov, and also see our descriptions of these relationships in our Proxy Statement for our 2009 Annual Meeting of Shareholders, and a description of risks which may arise from these relationships in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, all of which documents are also accessible at the SEC website.

Significant recent related party transactions and balances included:

•                  During the nine month period ended September 30, 2009 and 2008, we paid cash rent to Hospitality Trust of $129.1 million and $154.0 million, respectively, and recognized real estate rent expense of $168.0 million and $165.9 million, respectively, related to our leases with Hospitality Trust.

•                  Other current liabilities in our consolidated balance sheets at September 30, 2009 and December 31, 2008, include $13.9 million and $13.3 million, respectively, for rent due to Hospitality Trust.  As of September 30, 2009, we had deferred rent payments totaling $75.0 million, that is payable to Hospitality Trust no later than July 1, 2011.

•                  During the nine month period ended September 30, 2009, we sold qualified leasehold improvements to Hospitality Trust for total cash proceeds, after the discounts for accelerated receipts, of $5.7 million.  At September 30, 2009, an undiscounted amount of $10.3 million of the $125 million total amount of the qualified leasehold improvements saleable to Hospitality Trust with no increase in our rent remained available.

•                  We recognized expense of $6.3 million and $6.8 million for the nine month periods ended September 30, 2009 and 2008, respectively, in connection with the payments made to Reit Management under our management and shared services agreement. This expense is included in our selling, general and administrative expense.

•                  In the first nine months of 2009 we invested approximately $5 million in Affiliates Insurance, as did Reit Management and other companies to which Reit Management provides management services.  We currently own approximately 16.67% of Affiliates Insurance.  By participating in this insurance business we expect that we may benefit financially by possibly reducing insurance expenses and by recognizing our pro-rata share of any profits realized by this insurance business.

•                  Our results for each of the nine month periods ended September 30, 2009 and 2008, included management and accounting fee income of $0.3 million, respectively, earned in connection with our management of a travel center owned by Petro Travel Plaza Holdings.  At September 30, 2009 and December 31, 2008, we had a net receivable from and a net payable to Petro Travel Plaza Holdings of $0.9 million and $0.2 million, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. — “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.  Our exposure to market risks has not changed materially from that set forth in our Annual Report on Form 10-K.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There have been no material developments in our legal proceedings from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

Changes to our competitors.

In July 2009 Flying J Inc., a competitor of ours which is currently pursuing a reorganization under chapter 11 of the United States Bankruptcy Code, announced a preliminary agreement to sell its interests in its travel centers to Pilot Travel Centers LLC, another one of our competitors.  If this transaction is completed, we may see increased competitive pressure that could negatively impact our sales volumes and profitability as well as our business and operations generally.  We are unable to determine the extent of the impact a combined Pilot-Flying J may have on our financial position, results of operations, or competitive position, although we expect such a combination would significantly alter the competitive landscape in the travel center industry.

Item 5.  Other Information

Amendment to Our Limited Liability Company Agreement

On November 9, 2009, our board of directors approved an amendment to our amended and restated limited liability company agreement, or LLC agreement, clarifying that a shareholder’s liability to indemnify us for breaches of the LLC agreement or bylaws includes any breach of or failure to fully comply with any covenant, condition or provision of our LLC agreement or bylaws, including the advance notice provisions pertaining to shareholder nominations and other proposals, and that such liability and obligations apply to derivative actions brought against us.  The amendment also reflects certain other conforming changes to coincide with the corresponding shareholder liability and indemnification provisions included in our bylaws, as amended as referenced below, and provides for certain default interest rates for amounts owed by a shareholder to us with respect to its liability and indemnification obligations.

The amendment to the LLC agreement also provides for arbitration for the resolution of certain disputes, claims and controversies as a new Article XVI of the LLC agreement, which provides that any action brought against us or any director, officer, manager (including Reit Management or its successor), agent or employee of ours, by a shareholder, including derivative and class actions, shall, on the demand of any party to such dispute, be resolved through binding arbitration in accordance with the procedures set forth in our bylaws.

The foregoing description of the amendment to the LLC agreement is not complete and is subject to and qualified in its entirety by reference to the actual Amendment to the LLC Agreement, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q, and which amendment is incorporated herein by reference.  In addition, a marked copy of Section 10.3 of the LLC agreement indicating changes made to that Section as it existed immediately prior to the adoption of that Amendment is filed as Exhibit 3.3 to this Quarterly Report on Form 10-Q.

Amendment to Our Bylaws

Also, on November 9, 2009, our board of directors approved amended and restated bylaws of ours.  Those amended and restated bylaws impose certain restrictions on the transfer of our shares in order to help us preserve the tax treatment of our net operating losses and other tax benefits, clarify the existing bylaw provisions imposing liability on shareholders for, and obligating a shareholder to indemnify us and hold us harmless from and against, all costs, expenses, penalties, fines or other amounts arising from the shareholder’s breach of any provision of our charter or bylaws and other conforming and clarifying changes, and include arbitration provisions for the resolution of certain disputes, claims and controversies.

The new Article IX of our amended and restated bylaws generally provides that transfers of our shares to a person, entity or group which is then, or would become as a result, an owner of 5% or more of our outstanding shares would be void in total for transferees then already owning 5% or more of our shares and, for transferees that would otherwise become owners of 5% or more of our shares, to the extent the transfer would so result in such level of ownership by the proposed transferee.  The prohibited transfer threshold was set at 5% because transfers at or above that level could result in limitations on our ability to use our net operating losses and other tax benefits to reduce our future taxable income, as provided under the Internal Revenue Code of 1986, as amended, and related tax rules.  Shares relating to attempted transfers in violation of the Article IX prohibition may be subject to transfer to a charitable trust in accordance with the provisions of Article VIII of the LLC agreement.  Article VIII of the LLC agreement also governs the treatment for our shares which are subject to other provisions of our LLC agreement and bylaws, including shares owned in excess of the 9.8% ownership limitation included in the LLC agreement and shares required to be divested due to a shareholder’s failure to comply with certain regulatory matters, as further provided in our amended and restated bylaws.  Under Article IX of the amended and restated bylaws, our shareholders owning 5% or more of our outstanding shares as of November 9, 2009, or grandfathered shareholders, would not have their shares owned at and above the 5% ownership threshold transferred to a charitable trust or otherwise divested solely as a result of the adoption of that Article IX or our amended and restated bylaws; however, such grandfathered shareholders would not be permitted to acquire additional TA shares while they owned 5% or more of our outstanding shares or thereafter to the extent any such subsequent acquisition would result in them then owning 5% or more of our outstanding shares, consistent with Article IX’s general prohibition on transfers at or above the 5% share ownership threshold.   Shareholders owning 5% or more of our outstanding shares would generally not be prohibited under Article IX of the amended and restated bylaws from transferring their TA shares but those transfers would be subject to the general prohibition on transfers of our shares to other shareholders then owning 5% or more of our outstanding shares or to persons, entities or groups that would otherwise own 5% or more of our outstanding shares as a result of the transfer.  Under Article IX of the amended and restated bylaws, our board of directors or our duly authorized committee may approve transfers which otherwise would be prohibited by Article IX of the amended and restated bylaws.  The articles numbered from Article IX onward, and corresponding section numbers, included in our prior bylaws were renumbered accordingly as a result of the adoption of the new Article IX of our amended and restated bylaws.

Section 15.2 of our amended and restated bylaws reflect provisions that conform to the provisions of the LLC agreement imposing liability on and requiring shareholders to indemnify us and hold us harmless from a shareholder’s breach of or failure to fully comply with any covenant, condition or provision of the LLC agreement or our bylaws, and that such liability and obligations apply to derivative actions brought against us in which the shareholder is not the prevailing party.  Our amended and restated bylaws also include a new Article XVI, which provides that actions brought against us or any director, officer, manager (including Reit Management or its successor), agent or employee of ours, by a shareholder, including derivative and class actions, shall, on the demand of any party to such dispute, be resolved through binding arbitration in accordance with the procedures set forth in our amended and restated bylaws.

The foregoing description of our amended and restated bylaws is not complete and is subject to and qualified in its entirety by reference to the amended and restated bylaws, a copy of which is filed as Exhibit 3.4 to this Quarterly Report on Form 10-Q, and which amended and restated bylaws are incorporated herein by reference.  In addition, a marked copy of our amended and restated bylaws indicating changes made to our bylaws as they existed immediately prior to the adoption of those amended and restated bylaws is filed as Exhibit 3.5 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit 3.1

Composite Copy of Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC, as of immediately prior to the adoption of the amendment referred to in Exhibit 3.2 below (Incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1, filed on June 15, 2007, File No. 333-143814)

Exhibit 3.2	Amendment to Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC, dated as of November 9, 2009 (filed herewith)

Exhibit 3.3	Section 10.3 of the Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC, as amended by the Amendment dated as of November 9, 2009 (marked) (filed herewith)

Exhibit 3.4	Amended and Restated Bylaws, as amended and restated as of November 9, 2009 (filed herewith)

Exhibit 3.5	Amended and Restated Bylaws, as amended and restated as of November 9, 2009 (marked) (filed herewith)

Exhibit 4.1	Form of Share Certificate (Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008)

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS ‘‘BELIEVE’’, ‘‘EXPECT’’, ‘‘ANTICIPATE’’, ‘‘INTEND’’, ‘‘PLAN’’, ‘‘ESTIMATE’’ OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT ON FORM 10-Q THAT MAY NOT OCCUR INCLUDE:

•                  OUR DESCRIPTION OF OUR RENT DEFERRAL AGREEMENT WITH HOSPITALITY TRUST MAY IMPLY THAT THE RENT DEFERRAL AMOUNTS TOGETHER WITH OUR CASH ON HAND AND PROVIDED BY OUR OPERATING ACTIVITIES WILL BE SUFFICIENT TO ALLOW US TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS AND TO MEET OUR OBLIGATIONS DURING THE RENT DEFERRAL PERIOD.  IN FACT, WE MAY NOT BE ABLE TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS OR MEET OUR OBLIGATIONS;

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

•                  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE;

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT OUR PLANNED CAPITAL PROJECTS FOR 2009 MAY COST APPROXIMATELY $35 MILLION TO $40 MILLION TO COMPLETE.  HOWEVER, THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PROJECT.  SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND WE MAY SPEND MORE THAN $40 MILLION TO COMPLETE OUR CAPITAL PROJECTS.  CURRENTLY UNANTICIPATED PROJECTS THAT ARE REQUIRED TO BE COMPLETED MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED.  SOME CAPITAL PROJECTS TAKE MORE TIME THAN ANTICIPATED AND WE MAY NOT COMPLETE THESE CAPITAL PROJECTS IN 2009.  AS A RESULT OF MARKET CONDITIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER AMOUNTS OF CAPITAL EXPENDITURES IN THE FUTURE.  THE CAPITAL PROJECTS COMPLETED MAY NOT INCREASE OUR SALES OR MARGINS;

•                  THE STATEMENT IN THIS QUARTERLY REPORT ON FORM 10-Q THAT WE HAD $185.3 MILLION OF CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 2009, AND THAT A PORTION OF OUR BANK CREDIT FACILITY IS UNUSED MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND CASH LIQUIDITY.  IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH AND OUR BANK CREDIT FACILITY IS SUBSTANTIALLY USED TO SECURE LETTERS OF CREDIT.  WE RELY ON SOME OF OUR CASH ACCOUNTS TO SERVE AS COLLATERAL UNDER OUR CREDIT FACILITY AND WE HAVE DEFERRED, AS OF SEPTEMBER 30, 2009, PAYMENT OF $75 MILLION OF RENT PAYABLE TO HOSPITALITY TRUST, WHICH TOGETHER WITH ANY UNPAID INTEREST THEREON, WE MUST REPAY BY JULY 1, 2011.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

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

•                  OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO MAINTAIN CURRENT TERMS FOR OUR PURCHASES ON CREDIT.  IF WE ARE UNABLE TO PURCHASE GOODS ON REASONABLE CREDIT TERMS, OUR REQUIRED WORKING CAPITAL MAY INCREASE AND WE MAY INCUR MATERIAL LOSSES.  FURTHER, IN LIGHT OF THE CURRENT CONDITIONS IN THE GLOBAL CREDIT MARKETS, THE AVAILABILITY AND TERMS OF CREDIT ARE UNPREDICTABLE AND UNCERTAIN.  FAILURE TO OBTAIN ANY NECESSARY FINANCING ON REASONABLE TERMS WOULD ADVERSELY AFFECT OUR ABILITY TO FUND OUR BUSINESS AND OPERATIONS;

•                  IF THE DIFFICULT U.S. ECONOMIC AND TRUCKING INDUSTRY CONDITIONS CONTINUE, WORSEN, OR LAST FOR AN EXTENDED PERIOD, OUR CUSTOMERS MAY PURCHASE LESS OF OUR GOODS AND SERVICES AND WE MAY SUFFER LOSSES;

•                  WE ARE CURRENTLY INVOLVED IN SEVERAL LITIGATION MATTERS.  DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN RESULT IN UNANTICIPATED RESULTS.  LITIGATION IS  EXPENSIVE AND DISTRACTING TO MANAGEMENT.  WE CAN PROVIDE NO ASSURANCE AS TO THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE INVOLVED; AND

•                  WE HAVE DETERMINED THAT OUR NET OPERATING LOSS GENERATED IN 2007 HAS BEEN RENDERED NOT AVAILABLE FOR USE AS AN OFFSET AGAINST OUR FUTURE TAXABLE INCOME BY SECTION 382 OF THE INTERNAL REVENUE CODE BECAUSE WE EXPERIENCED A CHANGE IN OWNERSHIP, AS DEFINED.  IF WE EXPERIENCE ADDITIONAL CHANGES IN OWNERSHIP, AS DEFINED, OUR NET OPERATING LOSSES GENERATED AFTER 2007 COULD SIMILARLY BE SUBJECT TO LIMITATIONS ON USAGE.

WE HAVE PRODUCED PROFITABLE OPERATIONS IN ONLY TWO QUARTERLY REPORTING PERIODS SINCE WE BECAME A PUBLICLY OWNED COMPANY ON JANUARY 31, 2007.  ALTHOUGH OUR PLANS ARE INTENDED TO CREATE PROFITABLE OPERATIONS, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

RESULTS WHICH DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS ALSO MAY BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS, INCLUDING THOSE DESCRIBED UNDER “ITEM 1A.  RISK FACTORS” AND ELSEWHERE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008 AS WELL AS IN PART II, ITEM 1A IN THIS QUARTERLY REPORT ON FORM 10-Q.

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

TRAVELCENTERS OF AMERICA LLC

	By:	/s/ Andrew J. Rebholz
November 9, 2009		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit 3.1

Composite Copy of Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC, as of immediately prior to the adoption of the amendment referred to in Exhibit 3.2 below (Incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1, filed on June 15, 2007, File No. 333-143814)

Exhibit 3.2	Amendment to Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC, dated as of November 9, 2009 (filed herewith)

Exhibit 3.3	Section 10.3 of the Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC, as amended by the Amendment dated as of November 9, 2009 (marked) (filed herewith)

Exhibit 3.4	Amended and Restated Bylaws, as amended and restated as of November 9, 2009 (filed herewith)

Exhibit 3.5	Amended and Restated Bylaws, as amended and restated as of November 9, 2009 (marked) (filed herewith)

Exhibit 4.1	Form of Share Certificate (Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008)

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)