Form 10-K
period 2009-12-31
TRAVELCENTERS OF AMERICA LLC
filed 2010-02-24
CIK 1378453

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(440) 808-9100
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares	NYSE Amex

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting shares of the registrant held by non-affiliates was $31.6 million based on the closing price per common share of $2.20 on the NYSE Amex on June 30, 2009. For purposes of this calculation, the aggregate of 721,524 common shares that were held by the directors and officers of the registrant as of June 30, 2009, have been included in the number of common shares held by affiliates.

          Number of the registrant's common shares outstanding as of February 22, 2010: 17,269,316.

          References in this Annual Report on Form 10-K, to "TA", "TravelCenters", the "Company", "we", "us" and "our" include TravelCenters of America LLC and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, or our definitive Proxy Statement.

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

  •
  CERTAIN STATEMENTS MAY IMPLY THAT OUR STAFF REDUCTIONS, EXPENSE CONTROLS AND OTHER INITIATIVES MAY CAUSE IMPROVED FINANCIAL RESULTS. IN FACT, CURRENT ECONOMIC CONDITIONS IN THE UNITED STATES MAY NOT IMPROVE AND MAY DECLINE FURTHER, FUTURE MARKET CONDITIONS IN THE TRUCKING INDUSTRY OR OTHERWISE MAY BE WORSE THAN WE NOW EXPECT AND OUR INITIATIVES MAY NOT BE SUCCESSFULLY SUSTAINED, EACH OR ALL OF WHICH CIRCUMSTANCES COULD RESULT IN OUR FINANCIAL RESULTS NOT IMPROVING OR OUR EXPERIENCING MATERIAL AND CONTINUING LOSSES;

  •
  THE SUCCESS OF OUR COST CONTROL INITIATIVES DEPENDS IN LARGE PART UPON OUR MANAGEMENT'S ABILITY TO MANAGE STAFFING AND OTHER COSTS TO MATCH OUR CHANGING LEVELS OF BUSINESS, BUT WE MAY BE UNABLE TO REDUCE STAFFING OR OTHER COSTS BELOW CERTAIN LEVELS AT OUR TRAVEL CENTERS, WHICH OPERATE 24 HOURS PER DAY, 365 DAYS PER YEAR;

  •
  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE;

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT OUR PLANNED CAPITAL PROJECTS FOR 2010 MAY COST APPROXIMATELY $63 MILLION TO COMPLETE. HOWEVER, THE AMOUNT AND TIMING OF CAPITAL PROJECT EXPENDITURES ARE OFTEN DIFFICULT TO PROJECT. SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND WE MAY SPEND MORE THAN $63 MILLION TO COMPLETE OUR CAPITAL PROJECTS. CURRENTLY UNANTICIPATED PROJECTS THAT ARE REQUIRED TO BE COMPLETED MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED. SOME CAPITAL PROJECTS TAKE MORE TIME THAN ANTICIPATED AND WE MAY NOT COMPLETE THESE CAPITAL PROJECTS IN 2010. AS A RESULT OF MARKET CONDITIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS

    OR REQUIRE US TO MAKE LARGER AMOUNTS OF CAPITAL EXPENDITURES IN THE FUTURE;

  •
  THE STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT WE HAD $155.6 MILLION OF CASH AND CASH EQUIVALENTS AT DECEMBER 31, 2009, THAT A PORTION OF OUR BANK CREDIT FACILITY IS UNUSED AND THAT WE OWN UNENCUMBERED REAL ESTATE AND OTHER ASSETS THAT MAY BE ADDITIONAL SOURCES OF LIQUIDITY OVER TIME MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND CASH LIQUIDITY. IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH, OUR BANK CREDIT FACILITY IS SUBSTANTIALLY USED TO SECURE LETTERS OF CREDIT FOR OUR SUPPLIERS, WE HAVE COLLATERALIZED THIS FACILITY WITH A PORTION OF OUR WORKING CAPITAL ITEMS, INCLUDING A PORTION OF OUR CASH, AND IT IS NOT KNOWN THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT OUR FUEL SALES VOLUME ON A SAME SITE BASIS AND IN TOTAL FOR THE FOURTH QUARTER OF 2009 INCREASED OVER THE FOURTH QUARTER OF 2008 AND THAT DECLINES IN FUEL SALES VOLUMES MODERATED DURING THE FIRST THREE QUARTERS OF 2009. THIS MAY IMPLY THAT ECONOMIC CONDITIONS IN THE U.S. GENERALLY AND THE TRUCKING AND TRAVEL CENTER INDUSTRIES IN PARTICULAR ARE IMPROVING AND THAT OUR RESULTS OF OPERATIONS AND CASH FLOWS FROM OPERATIONS WILL IMPROVE IN THE FUTURE. IN FACT, THIS MAY NOT BE THE CASE. THE POSITIVE TREND IN FUEL SALES VOLUMES WE EXPERIENCED MAY BE THE RESULT OF INCREASED MARKET SHARE AND NOT AN IMPROVING MARKET AND/OR MAY NOT CONTINUE. ACCORDINGLY, OUR FUEL SALES VOLUMES MAY NOT CONTINUE TO INCREASE;

  •
  WE MAY BE UNABLE TO SETTLE OR PREVAIL IN OUR PENDING LITIGATION MATTERS AND ANY SETTLEMENT OR ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. ALSO, THE LEGAL AND OTHER EXPENSES WE MAY INCUR IN CONNECTION WITH LITIGATION MATTERS WILL DEPEND, IN PART, UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL AND THESE COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS; AND

  •
  WE MAY NOT REALIZE OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN THE INSURANCE COMPANY IN WHICH WE HAVE INVESTED ALONG WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES.

        THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

  •
  FUTURE FUEL PRICE INCREASES, FUEL PRICE VOLATILITY, COMPETITION OR OTHER FACTORS MAY CAUSE US TO NEED MORE WORKING CAPITAL TO MAINTAIN OUR INVENTORIES AND CARRY OUR ACCOUNTS RECEIVABLE THAN WE NOW EXPECT;

  •
  IN THE PAST, INCREASES IN DIESEL PRICES HAVE REDUCED THE DEMAND FOR THE PRODUCTS AND SERVICES THAT WE SELL BECAUSE HIGH FUEL PRICES MAY HAVE ENCOURAGED FUEL CONSERVATION, DIRECTED FREIGHT BUSINESS

    AWAY FROM TRUCKING OR OTHERWISE ADVERSELY AFFECTED THE BUSINESS OF OUR CUSTOMERS. FUTURE INCREASES IN DIESEL PRICES MAY HAVE SIMILAR AND OTHER ADVERSE EFFECTS ON OUR BUSINESS;

  •
  OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO MAINTAIN CURRENT TERMS FOR OUR PURCHASES ON CREDIT. IF WE ARE UNABLE TO PURCHASE GOODS ON REASONABLE CREDIT TERMS, OUR REQUIRED WORKING CAPITAL MAY INCREASE AND WE MAY INCUR MATERIAL LOSSES. ALSO, IN LIGHT OF THE CURRENT CONDITIONS IN THE GLOBAL CREDIT MARKETS, THE AVAILABILITY AND TERMS OF CREDIT ARE UNPREDICTABLE AND UNCERTAIN. OUR $100 MILLION REVOLVING CREDIT FACILITY EXPIRES IN 2012. OUR FAILURE TO RETAIN OUR EXISTING CREDIT FACILITY OR TO OBTAIN NEW OR SUBSTITUTE FINANCING ON REASONABLE TERMS WOULD ADVERSELY AFFECT OUR ABILITY TO FUND OUR BUSINESS AND OPERATIONS;

  •
  IF THE DIFFICULT U.S. ECONOMIC AND CREDIT CONDITIONS CONTINUE, WORSEN OR LAST FOR AN EXTENDED PERIOD, OUR CUSTOMERS MAY PURCHASE LESS OF OUR GOODS AND SERVICES AND WE MAY CONTINUE TO SUFFER LOSSES;

  •
  WE ARE CURRENTLY INVOLVED IN SEVERAL LITIGATION MATTERS. DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN RESULT IN UNANTICIPATED RESULTS. LITIGATION IS USUALLY EXPENSIVE AND DISTRACTING TO MANAGEMENT. WE CAN PROVIDE NO ASSURANCE AS TO THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE INVOLVED; AND

  •
  AS A RESULT OF THE LARGE VOLUME OF PUBLIC TRADING IN OUR SHARES DURING 2007, WE EXPERIENCED A CHANGE IN OWNERSHIP AS DEFINED BY SECTION 382 OF THE INTERNAL REVENUE CODE, OR THE CODE. CONSEQUENTLY, WE ARE UNABLE TO USE OUR NET OPERATING LOSS GENERATED IN 2007. IF WE EXPERIENCE ADDITIONAL CHANGES IN OWNERSHIP, AS DEFINED IN THE CODE, OUR NET OPERATING LOSSES GENERATED AFTER 2007 COULD ALSO BE SUBJECT TO LIMITATIONS ON USAGE.

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

TRAVELCENTERS OF AMERICA LLC
2009 FORM 10-K ANNUAL REPORT

PART I

Item 1.    Business

General

        We are a limited liability company formed under Delaware law on October 10, 2006, as a wholly owned subsidiary of Hospitality Properties Trust, or HPT. Our initial capitalization in a nominal amount was provided by HPT on our formation date. From that time through January 31, 2007, we conducted no business activities. On January 31, 2007, HPT acquired TravelCenters of America, Inc., our predecessor, restructured this acquired business and distributed all of our then outstanding common shares to the shareholders of HPT. In this Annual Report on Form 10-K we sometimes refer to these transactions as the HPT Transaction, refer to the distribution of our shares in connection with the HPT Transaction as our spin off and refer to HPT and the subsidiaries of HPT from which we lease certain properties collectively as HPT.

Business Overview

        We operate and franchise travel centers primarily along the U.S. interstate highway system. Our customers include trucking fleets and their drivers, independent truck drivers and motorists. As of December 31, 2009, our business included 233 travel centers located in 41 states in the U.S. and the province of Ontario, Canada. Our travel centers included 166 operated under the "TravelCenters of America" or "TA" brand names, including 143 that we operated and 23 that franchisees operated, and 67 that were operated under the "Petro" brand name, including 45 that we operated and 22 that franchisees operated.

        Many of our travel centers were originally developed years ago when prime real estate locations along the interstate highway system were more readily available than they are today, which we believe would make it difficult to replicate our business. We believe that our nationwide locations provide an advantage to large trucking fleets, particularly long haul trucking fleets, by enabling them to reduce the number of their suppliers by routing their trucks through our locations from coast to coast.

        We offer a broad range of products and services, including diesel fuel and gasoline, truck repair and maintenance services, full service restaurants, more than 20 different brands of quick serve restaurants, or QSRs, travel and convenience stores and various driver amenities.

        The U.S. travel center and truck stop industry in which we operate consists of travel centers, truck stops, diesel fuel outlets and similar properties. We believe that although the travel center and truck stop industry is highly fragmented generally, with in excess of 6,000 travel centers and truck stops in the U.S., large trucking fleets and long haul trucking fleets tend to purchase the vast majority of their fuel from us or from one of our two significant competitors.

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

        The HPT Transaction.    We commenced business on January 31, 2007. In order to govern relations before and after our spin off, we entered into a transaction agreement with HPT and Reit

Management & Research LLC, or RMR. The material provisions of the HPT Transaction and the related transaction agreement that affected us are summarized as follows:

  •
  Simultaneously with HPT's closing of its acquisition of our predecessor, the business of our predecessor was restructured. As a result of the restructuring:

  •
  the real property interests of 146 travel centers and certain other assets held by our predecessor were transferred to subsidiaries of HPT that were not subsidiaries of ours;

  •
  we leased the 146 travel centers owned by HPT;

  •
  we continued to own all of our predecessor's working capital assets (primarily consisting of cash, receivables and inventory) and continued to be obligated for our predecessor's liabilities (primarily consisting of trade payables and accrued liabilities); and

  •
  we owned one travel center in Ontario, Canada, and leased two travel centers from, and managed one travel center for, owners other than HPT; we became the franchisor of 13 travel centers owned and operated by third parties; we owned certain other assets historically owned and used by our predecessor, including furniture, vehicles and substantially all other moveable equipment used at the travel centers that we operate, and buildings that are situated on land owned by HPT for nine travel centers that we operate.

  •
  HPT contributed cash to us so that the sum of our cash, receivables and inventory, net of trade payables and accrued liabilities, was about $200 million at the time of our spin off.

  •
  On January 31, 2007, HPT distributed all of our then outstanding shares to its shareholders.

  •
  We entered into a management and shared services agreement with RMR.

  •
  We provided HPT a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center with another party.

  •
  We granted HPT and other entities to which RMR provides management services a right of first refusal to acquire or finance any real estate of the types in which they invest before we do.

  •
  We agreed to not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors under our leases with HPT; the sale of a material part of our assets or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of us or any such tenant or guarantor.

  •
  We and HPT agreed to cooperate in filing tax returns and addressing other tax matters including appropriate allocations of taxable income, expenses and other tax attributes associated with the HPT Transaction.

  •
  We agreed to indemnify HPT for liabilities relating to our business and operations for periods before and after our spin off.

  •
  HPT agreed to pay all of the costs and expenses of our spin off and the restructuring.

        Activities Since January 31, 2007.    Since we began operations on January 31, 2007, we have completed or started a number of business initiatives that we believe may improve our future financial performance, including:

  •
  We conducted a strategic review of all our predecessor's contractual arrangements to determine those that should be discontinued, amended or expanded. As examples, we terminated a contract under which a third party marketed hedged sales contracts to trucking fleets that in turn purchased fuel at our TA locations in return for low pumping fee payments to us and we extended our agreement with Daimler Trucks North America, or Daimler, formerly Freightliner LLC, under which we provide certain authorized warranty services for Daimler truck owners, for an additional 10 years and we expanded the scope of this Daimler agreement to include travel centers operated under the Petro brand.

  •
  On May 30, 2007, we acquired Petro Stopping Centers, L.P., or Petro, which operated or franchised 69 travel centers along the U.S. interstate highways. We refer to this transaction as our Petro Acquisition. Simultaneously with our Petro Acquisition, HPT acquired the real estate of 40 Petro centers and we leased these 40 locations from HPT. In addition to the leasehold for these 40 locations, the Petro assets we acquired included:

  •
  two travel centers owned and operated by Petro;

  •
  two travel centers that Petro leased from parties other than HPT;

  •
  a minority interest in a joint venture which owned a travel center managed by Petro;

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

  •
  In July and August 2007, we issued 5,335,090 common shares in a public offering, for net proceeds of $205 million after underwriters discount and commissions and other costs of the offering.

  •
  In November 2007 we entered a $100 million revolving credit agreement, or credit facility, with a group of commercial banks. Under this credit facility, a maximum of $100 million may be drawn, repaid and redrawn until maturity in November 2012. The maximum amount is subject to limits based on qualified collateral. On July 8, 2008, we entered an amendment to the credit facility to add as qualified collateral certain receivables and inventory related to our Petro sites, which assets had been previously excluded from the collateral supporting our credit facility. The credit facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity.

  •
  In March 2008 we reduced the workforce at our headquarters and other locations. We recognized a severance charge of $1.6 million during the 2008 first quarter as a result of this reduction in workforce. Reductions were also made to our hourly workforce.

  •
  In May 2008 we and HPT amended the TA Lease. This lease amendment permits us to receive funding from HPT, on an expedited basis and without an increase in rent, for qualified improvements that we have made or may make to the travel centers leased from HPT under the TA Lease. In the event that we elect to receive this funding for these tenant improvements before the time contractually permitted by the original lease terms, HPT's tenant improvements allowance amount is discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease.

  •
  In August 2008 we entered a rent deferral agreement with HPT. Under the terms of the deferral agreement we have the option to defer our monthly rent payments to HPT by up to $5 million per month for periods beginning July 1, 2008 until December 31, 2010, and we were not obligated to pay cash interest on the deferred rent through December 31, 2009. Any deferred rent (and interest thereon) not previously paid is due to HPT on July 1, 2011.

  •
  During 2009, we invested $5.1 million in Affiliates Insurance Company, or Affiliates Insurance, concurrently with RMR and other companies to which RMR provides management services. All of our directors currently serve on the board of directors of Affiliates Insurance. RMR, in addition to being a shareholder, entered a management agreement with Affiliates Insurance pursuant to which RMR provides Affiliates Insurance certain management and administrative services. We and the other shareholders of Affiliates Insurance each currently own approximately 14.29% of Affiliates Insurance. We may invest additional amounts in the insurance company in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to obtain some or all of our insurance coverage from Affiliates Insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing insurance expenses and/or by realizing our pro-rata share of any profits of this insurance business.

Our Growth Strategy

        Deteriorating economic and industry conditions from late 2007 and through 2009 caused us to reevaluate our growth strategy. While we expect to limit our capital investments in the short term, as market conditions improve we may determine to grow our business. Some capital investments we previously made and may pursue or consider in the future include the following:

        Acquisitions.    In addition to the Petro Acquisition, we purchased three travel centers in 2007 for an aggregate of $20.9 million.

        Development.    We completed construction of new travel centers in Livingston, California in March 2007 and in Laredo, Texas in July 2007. These sites were being developed when we acquired our predecessor. The total cost of these two developments, including site acquisition costs, was $35.6 million. We have a minority interest in a joint venture that constructed and opened a new travel center in 2009. We invested approximately $7.0 million in this joint venture during 2008 in connection with developing this new site. We own eight additional land parcels that we believe may be suitable to develop as travel centers; we estimate our total cost to develop these sites to be substantial and, because of current industry conditions, we have deferred our new site development activities at this time.

        Franchising.    As of December 31, 2009, 45 of our travel centers were operated by our franchisees, 22 as Petro Stopping Centers® and 23 as TravelCenters of America®. In 2007, we added one TravelCenters of America franchised location and in 2008 the franchise agreements covering two Petro branded franchised locations were terminated. Subsequent to December 31, 2009, the franchise agreements covering four Petro branded locations operated by one franchisee terminated.

Our Travel Center Locations

        At December 31, 2009, our travel centers consisted of:

  •
  175 travel centers leased from HPT and operated by us;

  •
  10 travel centers leased from HPT and subleased to and operated by our franchisees;

  •
  Nine travel centers we operate on sites we own;

  •
  Two travel centers that we operate on sites owned by parties other than HPT;

  •
  Two travel centers we operate for a joint venture in which we own a minority interest;

  •
  35 travel centers that are operated by our franchisees on sites they own or lease (reduced by four in 2010 when the related franchise agreements were terminated).

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

        Product and Service Offering.    We offer many products and services to complement our diesel fuel business, including:

  •
  Gasoline. We sell branded and unbranded gasoline. Of our 233 travel centers as of December 31, 2009, we offer gasoline at 217 of our travel centers. Gasoline is not sold at 16 of our travel centers.

  •
  Full Service Restaurants and QSRs. Most of our travel centers have both full service restaurants and QSRs that offer customers a wide variety of nationally recognized branded food choices. The substantial majority of our full service restaurants are operated under our Iron Skillet®, Country Pride®, Buckhorn Family Restaurants® and Fork in the Road® brands and offer menu table service and buffets. We also operate more than 20 different brands of QSRs, including Arby's®, Burger King®, Pizza Hut®, Popeye's Chicken & Biscuits®, Starbuck's Coffee®, Subway® and Taco Bell®. As of December 31, 2009, 212 of our travel centers included a full service restaurant, 160 of our travel centers offered at least one QSR, and there were a total of 281 QSRs in our 233 travel centers. We operate substantially all of these QSRs as a franchisee, and restaurants and QSRs in travel centers that we operate are staffed by our employees.

  •
  Truck Repair and Maintenance Shops. All but nine of our travel centers have truck repair and maintenance shops. The typical repair and maintenance shop has between three and six service bays and a parts storage room and is staffed by our mechanics and service technicians. These shops generally operate 24 hours per day, 365 days per year, and offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes and tire repair to specialty services such as diagnostics and repair of air conditioning, air brakes and electrical systems. Some of our repair and maintenance services are guaranteed by our warranties. Most of our TA truck repair and maintenance facilities provide some warranty work on Daimler brand trucks through our participation in the Freightliner ServicePoint® and Western Star ServicePoint® programs, as described under the heading "Operations—Daimler Agreement"

    below. The Freightliner ServicePoint® program and the Western Star ServicePoint® program have been expanded into a majority of our Petro sites.

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

  •
  Marketing. We offer commercial truck and bus drivers customer loyalty programs, called the RoadKing ClubSM, CoachKing ClubSM, Expedite King ClubSM and the Petro Passport Driver Rewards ClubSM that are similar to the frequent flyer programs offered by airlines. Drivers receive points for diesel fuel purchases and for spending on selected nonfuel products and services. These points can be redeemed for discounts on nonfuel products and services at our travel centers. We publish a magazine called Road KingSM which includes articles and advertising of interest to professional truck drivers.

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

        Daimler Agreement.    We are party to an agreement with Daimler Trucks North America. Daimler is a leading manufacturer of heavy trucks in North America under the Freightliner, Western Star and Sterling brand names. All but one of our TA and Petro sites are or will be authorized providers of repair work and specified warranty repairs to Daimler's customers through the Freightliner ServicePoint® program and most of our Petro Sites are or will be authorized providers of similar services through the Western Star ServicePoint® program. Most of our TA truck maintenance and repair facilities are part of Freightliner's 24 hour customer assistance database for emergency and roadside repair referrals and we have access to Daimler's parts distribution, service and technical information systems. During 2008 this agreement was amended to include our Petro locations and the related training, signage, and equipment necessary for this program is currently being implemented at our Petro sites. A majority of our Petro sites participate in these programs as of December 31, 2009, and we expect the remaining sites to participate in the future.

Our Leases With HPT

        We have two leases with HPT, the TA Lease for 145 travel centers, which became effective on January 31, 2007, and the Petro Lease for 40 Petro travel centers, which became effective on May 30, 2007. Two of our subsidiaries are the tenants under the leases, and we, and in the case of our TA Lease certain of our subsidiaries, guarantee the tenants' obligations under the leases. The following are summaries of the material terms of these leases:

        Term.    The TA Lease expires on December 31, 2022. The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each.

        Operating Costs.    The leases are "triple net" leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, service to customers, insurance, repairs and maintenance, real estate and personal property taxes, environmental related expenses and ground lease payments, if any.

        Rent.    Under these leases we are required to pay the following rent amounts: (i) minimum amounts of rent to HPT as specified in the TA Lease and the Petro Lease, (ii) additional rent to HPT in connection with certain sales to HPT of qualifying improvements at sites leased from HPT, and (iii) the underlying ground lease payments at those sites subleased to us by HPT that we pay directly to the party from whom HPT leases the site. For certain sites, HPT has exercised purchase options or otherwise acquired the leased properties that had previously been subleased to us and we now pay the related ground lease rents to HPT.

        The TA Lease requires us to pay minimum rent to HPT in increasing amounts starting at $153.5 million for the first lease year and increasing to $175.0 million for the sixth and subsequent lease years, plus, starting in 2012, additional rent calculated as follows: an amount equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at each leased travel center over the respective gross revenue amounts for the year 2011. The Petro Lease requires us to pay minimum annual rent to HPT of $62.2 million and additional rent calculated using the same formula as in the TA Lease, except that such payments start in 2013 and are calculated using the revenues of the 40 leased Petro travel centers in excess of revenues for the year 2012. Additional rent attributable to fuel revenues in each lease is subject to a maximum each year calculated by reference to changes in the consumer price index.

        The following table sets forth the amounts of minimum rent required under our leases with HPT in each of the years shown.

Year ending December 31,	TA and Petro Leases	Rent for Ground Leases Acquired by HPT	Total Minimum Lease Payments Due to HPT
	(in millions)
2010	$231.0	$4.9	$235.8
2011	235.9	4.9	240.8
2012	240.9	5.0	245.9
2013	241.3	4.9	246.2
2014	241.3	4.6	245.9
2015 and thereafter	2,029.7	26.5	2,056.1

        Rent Deferral Agreement.    On August 11, 2008, we entered a rent deferral agreement with HPT. Under the terms of the deferral agreement we may defer our rent payments to HPT by up to $5 million per month for each month in the period from July 1, 2008 until December 31, 2010, and we were not obligated to pay cash interest on the deferred rent through December 31, 2009; however, pursuant to this agreement, we issued 1,540,000 of our common shares to HPT (which represented approximately 9.6% of our shares then outstanding after this new issuance). The rent which has been deferred and remains unpaid, and additional rent amounts that are deferred after December 31, 2009, accrue interest payable in cash to HPT monthly at the rate of 1% per month, beginning January 1, 2010. All deferred rent (and interest thereon) not previously paid is due to HPT on July 1, 2011. The agreement prohibits share repurchases and dividends by us while any deferred rent remains unpaid and has change of control covenants so that amounts deferred will be immediately payable to HPT in the event we experience a change of control (as defined in the agreement) while deferred rent is unpaid. Through December 31, 2009, we deferred $90 million of rent payable to HPT and we deferred an additional $5 million of rent in January 2010.

        Improvements.    Under the TA Lease, we can receive funding from HPT for certain tenant improvements we make to properties owned by HPT with no increase in our rent payable to HPT. The amount of such funding was originally limited to $125 million with no more than $25 million of funding permitted in any one year; provided, however, that none of the $125 million of tenant improvements allowance was available to be drawn after December 31, 2015. On May 12, 2008, we and HPT amended the TA Lease. This lease amendment permits us request funding from HPT for qualified improvements to the travel centers leased from HPT under the TA Lease on an expedited basis. In the event that we elect to receive funding for these tenant improvements before the time contractually permitted by the original lease terms, HPT's tenant improvements allowance amount is discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease. Through December 31, 2009, we received funding of $110.9 million from HPT for qualifying tenant improvements and approximately $7.3 million of the tenant improvements allowance remained available from HPT, which amount would be discounted in accordance with the amended lease to the extent that those funds are received on an accelerated basis.

        Although they are legally owned by HPT, the assets related to the qualifying tenant improvements funded by HPT under the tenant improvements allowance remain on our balance sheet after the funding by HPT and are amortized over the lives of the assets or the remaining term of the lease, whichever is shorter, as depreciation and amortization expense.

        Maintenance and Alterations.    Except for HPT's commitment to fund the tenant improvements allowance as described above, we must maintain, at our expense, the leased travel centers, including maintenance of structural and non-structural components. The leases require us to submit an annual budget for capital expenditures at the leased travel centers to HPT for approval. In addition to tenant improvements funded under the $125 million tenant improvements allowance, we may request that HPT fund approved amounts for renovations, improvements and equipment at the leased travel centers, in return for minimum annual rent increases according to the following formula: the minimum rent per year will be increased by an amount equal to the amount funded by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. Through December 31, 2009, we have sold approximately $1.4 million of improvements to HPT pursuant to these agreements and our rents have increased by approximately $0.1 million per year. At the end of each lease we must surrender the leased travel centers in substantially the same condition as existed at the commencement of the lease subject to any permitted alterations and reasonable wear and tear.

        Assignment and Subletting.    HPT's consent is required for any direct or indirect assignment or sublease of any of the leased travel centers. We remain liable under the leases for subleased travel centers.

        Environmental Matters.    Generally, we have agreed to indemnify HPT from liabilities that may arise from any violation of any environmental law or regulation.

        Indemnification and Insurance.    With limited exceptions, we indemnify HPT from liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers. We generally must maintain commercially reasonable insurance. Our insurance coverage includes:

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

The leases generally require that HPT be named as an additional insured under our insurance policies.

        Damage, Destruction or Condemnation.    If any leased travel center is damaged by fire or other casualty or taken by eminent domain, we are generally obligated to rebuild. If the leased travel center cannot be restored, HPT will generally receive all insurance or taking proceeds, we are liable to HPT for any deductible or deficiency between the replacement cost and the amount of such proceeds, and the annual minimum rent will be reduced by (i) in the case of the TA Lease, at HPT's option, either 8.5% of the net proceeds paid to HPT or the fair market rental of the damaged, destroyed or condemned property, or portion thereof, as of the commencement date of the TA Lease; (ii) in the case of a casualty loss under the Petro Lease, 8.5% of the net proceeds paid to HPT plus 8.5% of the fair market value of the land; and (iii) in the case of a taking under the Petro Lease, 8.5% of the amount of the net proceeds paid to HPT.

        Events of Default.    Events of default under each lease include the following:

  •
  our failure to pay rent or any other sum when due;

  •
  our failure to maintain the insurance required under the lease;

  •
  the occurrence of certain events with respect to our insolvency;

  •
  the institution of a proceeding for our bankruptcy or dissolution;

  •
  our failure to continuously operate any leased travel center without HPT's consent;

  •
  the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors; the sale of a material part of the assets of us or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of us or any such tenant or guarantor; in each case without the consent of HPT;

  •
  our default under any indebtedness of $10 million or more for the TA Lease, or $20 million or more for the Petro Lease, that gives the holder the right to accelerate the maturity of the indebtedness; and

  •
  our failure to perform certain other covenants or agreements of the lease and the continuance thereof for a specified period of time after written notice.

        Remedies.    Following the occurrence of any event of default, each lease provides that, among other things, HPT may, to the extent legally permitted:

  •
  accelerate the rent;

  •
  terminate the lease; and/or

  •
  make any payment or perform any act required to be performed by us under the lease and receive from us, on demand, an amount equal to the amount so expended by HPT plus interest.

        We are also obligated to reimburse HPT for all costs and expenses incurred in connection with any exercise of the foregoing remedies.

        Lease Subordination.    Each lease may be subordinated to any mortgages of the leased travel centers by HPT, but HPT is required to obtain nondisturbance agreements for our benefit.

        Financing Limitations; Security.    Without HPT's prior written consent, our tenant subsidiaries may not incur debt secured by any of their assets used in the operation of the leased travel centers; provided, however, our tenant subsidiaries may incur purchase money debt to acquire assets used in these operations and we may encumber such assets to obtain a line of credit secured by our tenant subsidiaries' receivables, inventory or certain other assets used in these operations.

        Lease Termination.    When a lease terminates, any equipment, furniture, fixtures, inventory and supplies at the leased travel centers that we own may be purchased by HPT at its then fair market value. Also at termination of the TA Lease, HPT has the right to license any of our software used in the operation of the leased travel centers thereunder at its then fair market value and to offer employment to employees at the leased travel centers thereunder; and under both leases we have agreed to cooperate in the transfer of permits, agreements and the like necessary for the operation of the leased travel centers thereunder.

        Territorial Restrictions.    Under the terms of each lease, without the consent of HPT, we generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which a travel center owned by HPT is located.

        Non-Economic Properties.    If during a lease term the continued operation of any leased travel center becomes non-economic as defined in the lease, we may offer that travel center for sale, including the sale of HPT's interest in the property, free and clear of our leasehold interests. The net sale proceeds received will be paid to HPT and the annual minimum rent payable shall be reduced. In the case of the TA Lease, this reduction will be, at HPT's option, either the amount of such proceeds times 8.5% or the fair market rental for such property as of the commencement date of the lease; in the case of the Petro Lease, this reduction will be the amount of such proceeds times 8.5%. No more than a total of 15 properties subject to the TA Lease and no more than five properties subject to the Petro Lease may be offered for sale as non-economic properties during the applicable lease term. No sale of a travel center leased from HPT may be completed without HPT's consent; provided, however, if HPT does not consent, that property will no longer be part of the lease and the minimum rent will be reduced as if the sale had been completed.

        Arbitration.    Our leases with HPT also include arbitration provisions for the resolution of certain disputes, claims and controversies.

Relationships with Franchisees

        We have lease and franchise agreements with lessees and owners of travel centers. We collect rent, franchise, royalty and other fees under these agreements. As of December 31, 2009, 45 of our travel centers were operated by our franchisees. Ten of these travel centers are leased by us from HPT and subleased by us to a franchisee. Thirty-five of these travel centers are owned, or leased from others, by our franchisees. As of December 31, 2009, two franchisees operated four locations each, two operated three locations each, one operated two locations, and 29 operated one location each. Subsequent to December 31, 2009, the franchise agreements covering four Petro brand locations operated by one franchisee terminated. Branding and ownership of our franchised locations by state as of December 31, 2009, are generally described in the chart below:

	Brand Affiliation of Sites(1)			Ownership of Sites By:(1)
	TA	Petro	Total	Hospitality Trust	Franchisee or Others
Alabama	1	1	2	1	1
Florida	2	—	2	2	—
Georgia(2)	2	1	3	2	1
Illinois	—	2	2	—	2
Indiana	1	3	4	1	3
Iowa	1	—	1	—	1
Kansas	2	2	4	—	4
Maryland(2)	—	1	1	—	1
Minnesota	1	1	2	—	2
Missouri	2	2	4	—	4
North Carolina	1	—	1	—	1
North Dakota	—	1	1	—	1
Ohio	2	1	3	—	3
Oregon	1	—	1	—	1
Pennsylvania	1	2	3	—	3
South Carolina(2)	—	1	1	—	1
Tennessee	3	—	3	2	1
Texas	2	—	2	2	—
Virginia(2)	—	2	2	—	2
Wisconsin	1	2	3	—	3

Total	23	22	45	10	35

(1)
Includes only sites operated by our franchisees and excludes sites we operate.

(2)
Subsequent to December 31, 2009, the franchise agreement covering one of the Petro branded sites that is owned by the franchisee in this state terminated.

Franchise Agreements

        Material provisions of our existing franchise agreements include the following:

        Initial Franchise Fee.    The initial franchise fee for a new franchise is $100,000 for a TA franchise and $50,000 for a Petro franchise.

        Term of Agreement.    The initial term of a franchise agreement is generally ten years for a TA franchise and 15 years for a Petro franchise. Our franchise agreements generally provide for two five year renewals on the terms then being offered to prospective franchisees at the time of the franchise renewal. As of December 31, 2009, our franchise agreements had an average remaining term excluding renewal options of three years and an average remaining term including renewal options of 14 years.

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

        Term of Agreement.    The subleases have an initial term of ten years and allow for two renewals of five years each. The current terms of these sublease agreements end between June and September 2012. The average remaining term of these agreements as of December 31, 2009, including all renewal periods, was 13 years.

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

Competition

        Fuel and nonfuel products and services can be obtained by truck drivers from a variety of sources, including regional full service travel centers and pumper only truck stops, some of which are owned or franchised by large chains and some of which are independently owned and operated, and some large service stations. In addition, some trucking companies operate their own terminals to provide fuel and services to their own trucking fleets.

        Although there are in excess of 6,000 travel centers and truck stops in the U.S., we believe that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel from us or from one of our two significant competitors, Pilot Travel Centers LLC, or Pilot, and Flying J Inc., or Flying J. Based on fuel sales volumes, Pilot is the largest company in our industry, Flying J is the second largest and we are the third largest.

        In late 2008, Flying J filed for Chapter 11 bankruptcy protection. In 2009, Flying J announced a preliminary agreement to sell its travel centers to Pilot as part of its bankruptcy reorganization. If this transaction is completed, we may see increased competitive pressure that could negatively affect our sales volumes and profitability. We are unable to determine the extent of the effect a combined Pilot-Flying J may have on our financial position, results of operations, or competitive position, although we expect that such a combination would significantly alter competition in the travel center industry.

        We experience substantial competition from other travel center and truck stop chains based primarily on diesel fuel prices. We also experience substantial competition from travel center chains and independent full service travel centers that is based primarily on the quality, variety and pricing of nonfuel product and service offerings. Our truck repair and maintenance facilities compete with regional full service travel center and truck stop chains, full service independently owned and operated travel centers and truck stops, fleet maintenance terminals, independent garages, truck dealerships, truck quick lube facilities and other parts and service centers. We also compete with other full service restaurants, QSRs, mass merchandisers, electronics stores, drugstores and travel and convenience stores. Some truck fleets own their own fuel, repair and maintenance facilities; however, we believe the long term trend has been toward a reduction in these facilities in favor of obtaining fuel, repair and maintenance services from third parties like us.

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

        We believe we may be able to compete successfully for the following reasons:

  •
  Because we offer consistent, high quality products and services in our locations on a nationwide basis we may be able to attract fleet and independent professional truck drivers and motorists.

  •
  Many of our employees have substantial experience in operating our business.

  •
  As a publicly owned company affiliated with RMR we may have stronger capitalization and opportunities to raise capital than some of our competitors.

  •
  Our continuing relationship with HPT may provide us opportunities to expand our business in the future.

        HPT is not obligated to provide us with opportunities to lease additional properties, and we may not be able to find other sources of capital sufficient to maintain or grow our travel center business. Also, some of our competitors may have substantially more resources than we do; and some of our competitors have vertically integrated fuel businesses which may provide them competitive advantages. For all of these reasons and others, we can provide no assurance that we will be able to compete successfully.

        Some states have privatized their toll roads that are part of the interstate highway system. We believe it is likely that tolls will increase on privatized highways. In addition, some states may increase tolls for their own account. If tolls are introduced or increased on highways in the proximity of our locations, our business at those locations may decline because truckers may seek alternative routes.

Environmental and Climate Change Matters

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

        From time to time we have received, and in the future likely will receive, notices of alleged violations of environmental laws or otherwise became aware of the need to undertake corrective actions to comply with environmental laws at our travel centers. Investigatory and remedial actions were, and regularly are, undertaken with respect to releases of hazardous substances at our travel centers. In some cases contributions were, and may be, received to partially offset environmental costs from insurers, from state funds established for environmental clean up associated with the sale of petroleum products or from indemnitors who agreed to fund certain environmental related costs at travel centers purchased from such indemnitors. To the extent we incur material amounts for environmental matters for which we do not receive insurance or other third party reimbursement or for which we have not set aside a reserve in prior years, our operating results may be materially adversely affected. In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed. See the disclosure under Item 3, "Legal Proceedings."

        As of December 31, 2009, we had a reserve of $9.5 million for known environmental matters for which we will be responsible, and we had a receivable for estimated insurance recoveries of these estimated future expenditures of $3.0 million along with $2.6 million of cash in an escrow account to fund certain of these estimated expenditures, leaving an estimated net amount of $3.9 million to be funded by us in the future. We do not have a reserve for potential unknown current or future environmental matters. We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that the costs to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition, results of operations or cash flow.

        Despite our present expectation, we cannot be certain that we are aware of all existing contamination present in our travel centers, or that material liability will not be imposed on us in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the United States Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel, could negatively impact our business. Further, legislation and regulations that limit carbon emissions may cause our energy costs at our travel centers to increase.

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

  •
  we will be able to maintain similar environmental insurance coverage in the future on acceptable terms; or

  •
  future environmental laws or regulations, including those regarding climate change, will not require us to expend significant amounts.

        Under the terms of our leases, we generally have agreed to indemnify HPT for any environmental liabilities related to travel centers that we lease from HPT.

Intellectual Property

        We own no patents. We own the "Petro" name and related trademarks. We have the right to use the "TA", "TravelCenters of America" and other trademarks historically used by our predecessor, which are owned by HPT, during the term of the TA Lease. We also license certain trademarks used in the operation of our QSRs. We believe that these QSR trademarks are important to our business, but could be replaced with alternative trademarks without significant disruption in our business but with significant costs.

Seasonality

        Assuming little variation in fuel prices, our revenues are usually lowest in the first quarter of the year when movement of freight by professional truck drivers and motorist travel are at their lowest levels of the year. Assuming little variation in fuel prices, our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because, while the beginning of the fourth quarter is often positively affected by increased movement of freight in preparation for various national holidays, that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers toward the end of the year. While our revenues are modestly seasonal, the quarterly variations in our operating income may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.

Employees

        As of December 31, 2009, we employed approximately 14,680 people on a full or part time basis. Of this total, approximately 14,150 were employees at our company operated sites, 480 performed managerial, operational or support services at our headquarters or elsewhere and 50 employees staffed our distribution center. Thirty of our employees at two sites are represented by unions. We believe that our relationship with our employees is satisfactory.

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

        Since we began operations on January 31, 2007, our business has generally produced losses, with net income generated in only two quarters. Although some of our losses have resulted from management transition, reorganization and other costs which we do not expect to continue, we believe our losses are also the result of the general decline of the United States and world economies over which we have no control and we can not provide any assurance that we will be able to operate profitably.

Our financial results are being affected by the current U.S. economic condition.

        The trucking industry is the primary customer for our goods and services. Freight and trucking demand in the U.S. generally reflect the amount of commercial activity in the U.S. economy. When the U.S. economy slows, demand for our products and services slows. For example, declines in housing construction have led to less lumber and construction materials being shipped, and these reduced shipments have resulted in fewer customers and lower sales volumes at our travel centers. Although recently the U.S. economy has shown recent signs of stabilizing and growing, it is unclear whether these trends will continue or be sustainable. If the U.S. economy continues to operate as it has over the past 12 to 18 months or if it worsens, our financial results may not improve and may decline, resulting in our experiencing increased losses from our operations.

Reduced consumer spending has resulted in less imported consumer goods into the U.S. and less business at our travel centers; protectionist legislation could materially reduce imports and reduce our business.

        During the past 20 years, increasing world trade has resulted in large increases in the importing of consumer goods into the U.S., many of which are transported within the U.S. by truck. The recent recession and slow U.S. economy has lessened the demand for consumer goods imported into the U.S. and this decline is adversely affecting our business of supplying goods and services to truckers. Increases in U.S. exports have not offset this lost business, as many U.S. exports, for example commodities and heavy equipment, generally are not shipped via truck. If the volume of imported goods into the U.S. does not increase, our financial results may not improve and our losses may increase. Also, recent protectionist legislation such as was included in the American Recovery and Reinvestment Act of 2009 and various proposals for laws to encourage purchasing of domestically manufactured goods rather than imported products may reduce imports and adversely affect our business.

Consolidation of our competitors may negatively affect our business.

        Based on fuel sales volumes, Pilot is the largest competitor in our industry, Flying J is the second largest and we are the third largest. In late 2008, Flying J filed for Chapter 11 bankruptcy protection. In 2009, Flying J announced a preliminary agreement to sell its interests in its travel centers to Pilot as part of its bankruptcy reorganization. If this transaction is completed, we may see increased competitive pressure that could negatively affect our sales volumes and profitability. We are unable to determine the extent of the effect a combined Pilot-Flying J may have on our financial position, results of operations, or competitive position, although we expect that such a combination would significantly alter the competitive landscape in the travel center industry.

Fuel price increases and fuel price volatility negatively affect our business.

        Fuel prices and price volatility were very high during 2008, and while fuel prices have abated somewhat from the historical high reached in July 2008, they remain at historically high levels, fuel price volatility has continued and fuel prices were higher at year end 2009 than they were at the end of 2008. These high prices and the inability to project future prices have had several adverse impacts upon our business. First, high fuel prices have resulted in higher truck shipping costs. This causes shippers to consider alternative means for transporting freight, which reduces trucking business and, in turn, reduces our business. Second, high fuel prices caused our trucking customers to seek cost savings throughout their businesses. This has resulted in some customers instituting fuel conservation measures, such as lower maximum driving speeds and reduced truck engine idling reducing total fuel consumption; also some of our customers and potential customers appear to be concentrating their fuel business with some of our competitors who may offer lower prices than we offer. Third, higher fuel prices may result in less disposable income for our customers to purchase our nonfuel goods and services. Fourth, higher and more volatile fuel prices increase the working capital needed to maintain our fuel inventories and receivables, and this increases our costs of doing business. If fuel prices or fuel price volatility increase, our financial results may not improve and our losses may increase.

Our labor costs are difficult to control.

        During 2008 and 2009 we implemented labor cost savings initiatives in our salaried and hourly workforce in an effort to match the declines in our business volumes. However, to maintain and manage our operations requires certain minimum staffing levels to operate our travel centers 24 hours per day, 365 days per year. We believe it will be increasingly difficult for us to make additional staff reductions without adversely affecting our business prospects. Also, certain opportunities for sales may be lost when labor is reduced. For these reasons, our labor costs are difficult to control and we may suffer losses.

Our properties require regular and expensive maintenance and capital investments.

        Our travel centers are open for business 24 hours per day, 365 days per year. Also, many of our locations were originally constructed more than 25 years ago. Because of the age of many of our properties, especially some of our TA sites, and because of the nature and intensity of our uses of these properties, our properties require regular and expensive maintenance and capital investments to remain functional and attractive to customers. When we commenced business we determined that some of our TA sites required significant capital investments and we obtained a commitment from HPT to invest $125 million in our leased TA sites as part of the HPT Transaction. After the HPT Transaction was completed, we determined to accelerate this investment and we raised additional capital, in part, to do so. In 2008 and 2009, because of the recessionary U.S. economy we determined to defer some of these capital expenditures. If our financial results do not improve or if we can not access capital necessary to maintain our properties, our business may decline and our losses may increase. Also, deferring certain capital expenditures in the near term may require us to make larger amounts of capital expenditures in the future.

Our operating margins are narrow.

        Our total operating revenues for the year ended December 31, 2009, were $4.7 billion; while the sum of our cost of goods sold (excluding depreciation) and site level operating expenses for the same period totaled $4.4 billion. Fuel sales in particular generate low gross margins. Our fuel sales for the year ended December 31, 2009, were $3.6 billion and our gross margin on fuel sales was $230 million, or approximately 6%. A small percentage decline in our future revenues or increase in our future expenses, especially revenues and expenses related to fuel, may cause us to continue to experience losses or our losses to increase.

An interruption in our fuel supplies would materially adversely affect our business.

        To mitigate the risks arising from fuel price volatility, we generally maintain limited fuel inventories. Accordingly, an interruption in our fuel supplies would materially adversely affect our business. Interruptions in fuel supplies may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, by weather related events, such as hurricanes in the areas where petroleum is extracted or refined, or by national or international conditions, such as government rationing, acts of terrorism, war and the like. Any limitation in available fuel supplies which causes a decline in truck freight shipments or which caused a limit on the fuel we can offer for sale may cause us to experience losses or our losses to increase.

We are involved in litigation which is expensive and may have adverse impacts upon our business.

        We are currently involved in litigation which is expensive and which may have adverse consequences to us. If these litigation matters or new litigation matters continue for extended periods or if they result in judgments adverse to us, we may continue to experience losses or our losses may increase. In addition, in our experience, the risk of litigation is greater in certain jurisdictions, such as the State of California. We have significant operations in the State of California and have in the past been, and may in the future be, party to employee and other litigation in that state or elsewhere. Although to date our litigation matters in the State of California have not resulted in settlements or judgments against us which have had, or which we expect would reasonably be likely to have, a material adverse effect on our business, there can be no assurance that they will not have such an effect or that litigation elsewhere would not have such an effect on us. See below Item 3, "Legal Proceedings."

We rely upon trade creditors for a significant amount of our working capital and the availability of alternative sources of financing may be limited.

        Our fuel purchases are our largest operating cost. In 2009 we purchased $3.4 billion of fuel. Historically, we have paid for our fuel purchases after delivery. In the past, as our fuel costs increased with the increase in commodity market prices, some of our fuel suppliers have been unwilling to adjust the amounts of our available trade credit to accommodate the increased costs of the fuel volumes which we purchase; for example, a $10 million amount of trade credit will allow us to purchase 5 million gallons of fuel at $2.00 per gallon, but only 3.33 million gallons at $3.00 per gallon. Also, our financial results and business conditions in the U.S. financial markets generally have caused some fuel suppliers to request letters of credit or other forms of security for our purchases. While fuel prices generally declined toward the end of 2008, fuel prices increased steadily throughout most of 2009. We cannot predict how high or low fuel prices may be in the future, and fuel price volatility significantly impacts our working capital requirements. Further, in light of the difficult conditions in the global credit markets, credit has become more expensive and difficult to obtain, which may limit the availability to us of alternative sources of financing. Although we maintain a credit facility permitting borrowings for up to $100 million, we typically utilize a large portion of that facility for issuances of letters of credit to our fuel suppliers to fund our fuel purchases and to taxing authorities (or bonding companies) for fuel taxes. Our credit facility expires in 2012. Our inability to obtain any additional or replacement financing we may need on reasonable terms would adversely affect our ability to fund our business operations and may result in increased investment in our working capital. Any increased investment in working capital decreases our financial flexibility to use our capital for other business purposes or to fund our operations and may cause us to suffer losses.

Our customers may become unable to pay us when we extend credit.

        We sell some of our products on credit. Customers purchasing fuel or other goods on credit from us may default on their obligations to pay, or they may extend the payment period, for products sold to them on credit. In light of the difficult economic conditions that have existed in the United States generally and the trucking industry specifically, the risk that some of our customers may not pay us is greater at present than it has been historically. Also, to the extent that we are unable to collect receivables owed to us in a timely fashion, we may be required to increase amounts invested in our working capital, which could have a material adverse effect on our business, results of operations or financial condition.

Our storage and dispensing of petroleum products create the potential for environmental damages, and compliance with environmental laws is often expensive.

        Our business is subject to laws relating to the protection of the environment. The travel centers we operate include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damage. As a result, we regularly incur environmental clean up costs. Our balance sheet as of December 31, 2009, included an accrued liability of $9.5 million for environmental remediation and related costs. Because of the uncertainties associated with environmental expenditures, it is possible that future expenditures could be substantially higher than this amount. Environmental laws expose us to the possibility that we may become liable to reimburse the government or others for damages and costs they incur in connection with environmental hazards. We cannot predict what environmental legislation or regulations may be enacted or how existing laws or regulations will be administered or interpreted with respect to our products or activities in the future; more stringent laws, more vigorous enforcement policies or stricter interpretation of existing laws in the future could cause us to expend significant amounts or experience losses.

        Legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the United States Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel, could negatively impact our business.

        In addition, in our experience, the risk of being subject to regulatory review and proceedings for environmental related matters is greater in certain jurisdictions, such as the State of California. We have significant operations in the State of California and have in the past been subject to regulatory review and proceedings for environmental related matters and may in the future be subject to similar reviews and proceedings in that state or elsewhere. Although to date our environmental regulatory matters in the State of California have not resulted in settlements or judgments against us, or otherwise resulted in our paying or agreeing to pay amounts, which have had, or which we expect would reasonably be likely to have, a material adverse effect on our business, there can be no assurance that they will not have such an effect or that environmental regulatory reviews or proceedings elsewhere would not have such an effect on us. See the disclosure under Item 3, "Legal Proceedings." To the extent we incur material amounts for environmental matters for which we do not receive insurance or other third party reimbursement or for which we have not set aside a reserve in prior years, our operating results may be materially adversely affected. In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed.

        Under the leases between us and HPT, we have agreed to indemnify HPT from environmental liabilities it may incur arising at any of our leased travel centers. Although we maintain insurance policies which cover our environmental liabilities, that coverage may not adequately cover liabilities we may incur. To the extent we incur liabilities in excess of our policy coverage, or our insurance carriers fail to fund our claims, we will be obligated to fund such liabilities, which could materially adversely affect our results of operations or liquidity.

Our franchisees may become unable to pay our rents and royalties and we have limited control of our franchisees.

        Ten travel centers which we lease from HPT are subleased to franchisees. As of December 31, 2009, an additional 35 travel centers not owned by us or HPT are operated by franchisees. Because we have historically experienced losses, the rent and royalties we receive from these franchisees may be significant to us. For the year ended December 31, 2009, the rent and royalty revenue generated from these franchisee relationships was $13.9 million. We believe the deteriorating business conditions which have recently affected the locations which we operate, including the effects of current U.S. economic conditions and high and volatile fuel prices, are also adversely affecting our franchisees and may make it difficult for our franchisees to pay the rent and royalties due to us. In addition, our franchise agreements are subject to periodic renewal by us or the franchisee. Subsequent to December 31, 2009, the franchise agreements covering four Petro branded locations operated by one franchisee terminated. Also, various laws and our existing franchise contracts limit the control we may exercise over our franchisees' business activities. A failure by our franchisees to pay rents and royalties to us, or the termination or non-renewal of a significant number of our franchise agreements, may cause us to continue to experience losses or cause our losses to increase.

Difficult U.S. economic conditions may adversely affect suppliers and subtenants.

        Some of the products and services provided at our travel centers are obtained by us by way of a lease, license or supply agreement with third parties. Continued economic pressures may cause financial stress, performance issues and/or outright failure by one or more of these third parties and we may incur substantial costs or loss of business as a result. For example: one subtenant who operates a casino has been unable to pay rent of about $0.3 million monthly and we have entered a work out arrangement with that subtenant; and a lessee that provided electronic heating and cooling services to trucks parked in our lots and has historically paid us about $0.3 million monthly recently ceased operations, and in addition to the loss of lease income, we may experience costs to remove its equipment and repair our parking lots

We may not realize financial benefits by participating in Affiliates Insurance.

        We may not realize our expectation that we will benefit financially by participating in the insurance company in which we have invested along with RMR and companies to which RMR provides management services. Participation in an insurance business involves potential financial risks and rewards typical of any start up business venture as well as other financial risks and rewards specific to insurance companies. Among the risks that are specific to insurance companies is the risk that the insurance company may not be able to adequately fund claims which could leave us underinsured and increase our funding exposure for claims that might otherwise have been funded if insurance was procured with other better capitalized insurers. Accordingly, our expected financial benefits from our investment in an insurance company may be delayed or may not occur and the insurance company may require more funds than we expect.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

        We rely on information technology systems throughout our operations, including for management of our supply chain, point of sale processing at our sites, and various other processes and transactions. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal credit information. In addition, the systems currently used for certain transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put certain payment card data at risk; and these systems are determined and controlled by the payment card industry, and not by us. Any compromise or breach of our information and payment technology systems could cause interruptions in our operations, damage our reputation and reduce our customers' willingness to visit our sites and conduct business with us. Further, the failure of these systems to operate effectively, or problems we may experience with maintaining our current system or transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems and to pay related fines.

Privatization of toll roads may negatively affect our business.

        Some states have privatized their toll roads which are part of the interstate highway system. We believe it is likely that tolls will increase on privatized highways. In addition, some states may increase tolls for their own account. If tolls are introduced or increased on highways in the proximity of our locations, our business at those locations may decline because truckers may seek alternative routes.

We may have to expend significant amounts to comply with climate change and other environmental legislation and regulation and the market reaction to such legislation and regulation and climate change concerns generally may require us to make significant capital or other expenditures and may adversely affect our business.

        Future climate change legislation and regulation, including those addressing greenhouse gas emissions, may require us to expend significant amounts. In addition, the market reaction to any such legislation or regulation or to climate change concerns generally may cause us to incur increased costs and capital expenditures. Increased costs incurred by our suppliers as a result of climate change or other environmental legislation or regulation may be passed on to us in the prices we pay for our fuel supplies. We may not be able to pass on those increased costs to our customers. Increased fuel costs resulting for these reasons would likely have similar effects on our business, operations and liquidity as discussed elsewhere regarding high fuel costs, including decreased demand for our fuel at our travel centers, increased working capital needs and decreased fuel gross margins. Further, legislation and regulations that limit carbon emissions may cause our energy costs at our travel centers to increase. Moreover, technological changes developed or changes in customer transportation or fueling preferences as a result of or in response to any such legislation, regulation or market reaction may require us to make significant capital or other expenditures to adopt those technologies or to address those changed preferences or may decrease the demand for our fuel at our travel centers.

We may be unable to utilize our net operating loss carry forwards.

        As a result of the large volume of public trading in our shares during 2007, we experienced a change in ownership, as defined by section 382 of the Internal Revenue Code, or the Code. Consequently, we are unable to use our net operating loss generated in 2007. If we experience additional changes in ownership, as defined in the Code, our net operating losses generated after 2007 could also be subject to limitations on usage.

Risks arising from our formation and certain relationships

We are obligated to pay material amounts of rent to HPT.

        The terms of our leases with HPT require us to pay all of our operating costs and generally fixed amounts of rent. During periods of industry decline, like the one we have been experiencing since the second half of 2007, our revenues and gross margins may decrease but our rents due to HPT do not decline. A decline in our revenues or an increase in our expenses may make it difficult or impossible for us to meet all of our obligations and, if we default under our HPT leases, we may be unable to continue our business. Further, pursuant to our rent deferral agreement, we have deferred to date $95 million of rent. All deferred rent (and interest thereon) not previously paid is payable by us on July 1, 2011. There can be no assurance that we will have the necessary funding to repay by July 1, 2011, all amounts which we may then owe pursuant to the rent deferral agreement.

Our business is subject to possible conflicts of interest with HPT and RMR.

        Our creation was, and our continuing business is, subject to possible conflicts of interest, as follows:

  •
  Two of our directors were trustees of HPT at the time we were created.

  •
  We have five directors, one of whom, Barry M. Portnoy, also is a trustee of HPT and the majority owner of RMR, one of whom, Arthur G. Koumantzelis, is a former trustee of HPT, and one of whom, Thomas M. O'Brien, is a former executive officer of HPT. Further, Mr. Portnoy and all of our Independent Directors are members of the boards of trustees or boards of directors of various companies to which RMR provides management services.

  •
  Mr. O'Brien, who serves as our President and Chief Executive Officer, and Andrew J. Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer are also employees of RMR. We lease a large majority of our locations from HPT. RMR is the manager for HPT and we purchase services from RMR pursuant to our business management and shared services agreement.

        In connection with the transaction agreement we entered as part of the HPT Transaction, we provided HPT a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center with another party, and we granted HPT and other entities to which RMR provides management services a right of first refusal to acquire or finance any real estate of the types in which they invest before we do, which could limit our ability to purchase or finance our properties or properties we may wish to invest in or acquire in the future.

        We believe that our historical and ongoing business dealings with HPT and RMR have benefited us and that, despite the foregoing possible conflicts of interest, the transactions we have entered with HPT and RMR since the HPT Transaction have been commercially reasonable and not less favorable than otherwise available to us. Nonetheless, some persons may allege that these conflicts of interest and potential conflicts of interest may create a basis on which litigation is brought against us; and defending such litigation may be expensive, time consuming and a distraction to our management. In fact, such litigation is currently pending; see "Legal Proceedings".

We have significant commercial arrangements with RMR and HPT and we are dependent on those arrangements in operating our business.

        We are party to a business management and shared services agreement with RMR, whereby RMR assists us with various aspects of our business. One of our directors is the majority owner and a director of RMR. One of our other directors, President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer are also officers of RMR. Most of the travel centers that we operate are leased by us, principally from HPT. As a result of these factors, we are dependent on our arrangements with RMR and HPT in operating our business and any adverse developments in those arrangements could have a material adverse effect on our business and our ability to conduct our operations.

Ownership limitations and anti-takeover provisions may prevent us from experiencing a change of control and our shareholders from receiving a takeover premium.

        Our limited liability company agreement, or our LLC agreement, and bylaws include various provisions which may make it difficult for anyone to cause a change of control of us by means of a tender offer, open market share purchases, a proxy contest or otherwise, without the approval of our board of directors. Among others, these provisions include the following:

  •
  separate prohibitions on the ownership of 5% or more of our shares or in excess of 9.8% of any class or type of our equity securities by any person or group;

  •
  regulatory compliance matters, including Louisiana gaming and Indiana insurance regulatory matters, which we and our shareholders may be subject to and which may effectively restrict a shareholder's ownership in us, including in some cases, to 5% of our outstanding shares;

  •
  staggered terms for members of our board of directors;

  •
  qualifications to serve on our board of directors as Managing Directors and Independent Directors;

  •
  the power of our board of directors, without shareholders' approval, to authorize and issue additional shares of any class or type on terms that it determines;

  •
  advance notice procedures for shareholder nominations and other proposals;

  •
  a requirement that an individual director may only be removed for cause and then only by unanimous vote of the other directors; and a 75% shareholders' vote and cause requirements for removal of our entire board of directors;

  •
  a 75% shareholders' vote requirement for shareholder nominations and other proposals which are not approved by our board of directors;

  •
  the authority of our board of directors, and not our shareholders, to adopt, amend or repeal our bylaws; and

  •
  requirements that shareholders and director nominees comply with regulatory requirements (including gambling and insurance licensing requirements) or contractual obligations affecting us which could effectively limit share ownership and the ability of persons to solicit or vote proxies for our shares.

        In addition, our leases with HPT, our business management and shared services agreement with RMR and our credit facility each provide that our rights and benefits under those agreements may be terminated in the event that anyone acquires more than 9.8% of our shares or we experience a change in control, as defined in those agreements, without the consent of HPT, RMR or the lenders under the credit facility, respectively. For these reasons, among others, shareholders may be unable to realize a change of control premium for their shares.

Disputes with HPT and RMR and shareholder litigation against us or our directors and officers may be referred to arbitration proceedings.

        Our contracts with HPT and RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our LLC agreement and bylaws provide that actions by our shareholders against us or against our directors and officers may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against HPT, RMR or our directors and officers if the disputes were referred to arbitration. In addition, the ability to collect attorney's fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are leased and are located at 24601 Center Ridge Road, Suite 200, Westlake, Ohio 44145-5639. Our distribution center is a leased facility located at 1450 Gould Boulevard, LaVergne, Tennessee 37086-3535. We also conduct some home office business from RMR's premises at 400 Centre Street, Newton, Massachusetts 02458.

        As of December 31, 2009, our travel center business consisted of 233 travel centers, 185 of which are leased from HPT, nine of which we own, two of which are owned by parties other than HPT and leased to or managed by us, 35 of which are owned or leased by our franchisees and two travel centers that we operate for a joint venture in which we own a minority interest. We operated 188 of these travel centers and our franchisees operated 45 of these travel centers (four of these franchisee locations terminated in early 2010). We own eight parcels of land on which we may decide to build additional travel centers in the future.

        The table below summarizes by state information as of December 31, 2009, regarding branding and ownership of the travel centers we operate:

	Brand Affiliation of Sites(1)			Ownership of Sites by:(1)
	TA	Petro	Total	TA	HPT	Joint Venture	Others(2)
Alabama	2	2	4	1	3	—	—
Arizona	4	2	6	—	6	—	—
Arkansas	2	2	4	—	4	—	—
California	10	3	13	2	9	2	—
Colorado	3	—	3	—	3	—	—
Connecticut	3	—	3	—	3	—	—
Florida	4	1	5	—	5	—	—
Georgia	5	2	7	—	7	—	—
Idaho	1	—	1	—	1	—	—
Illinois	7	1	8	1	7	—	—
Indiana	5	1	6	—	6	—	—
Iowa	1	—	1	—	1	—	—
Kentucky	2	2	4	1	3	—	—
Louisiana	4	3	7	1	6	—	—
Maryland	3	—	3	—	3	—	—
Michigan	4	—	4	—	4	—	—
Minnesota	1	—	1	—	1	—	—
Mississippi	1	1	2	—	1	—	1
Missouri	4	1	5	—	5	—	—
Nebraska	2	1	3	—	3	—	—
Nevada	3	2	5	—	5	—	—
New Hampshire	1	—	1	—	1	—	—
New Jersey	3	1	4	—	4	—	—
New Mexico	5	1	6	—	6	—	—
New York	5	1	6	—	6	—	—
North Carolina	2	1	3	—	3	—	—
Ohio	10	4	14	—	14	—	—
Oklahoma	3	1	4	—	4	—	—
Oregon	2	1	3	—	3	—	—
Pennsylvania	8	1	9	—	9	—	—
South Carolina	3	—	3	—	2	—	1
Tennessee	4	2	6	—	6	—	—
Texas	11	6	17	2	15	—	—
Utah	2	—	2	—	2	—	—
Virginia	4	—	4	—	4	—	—
Washington	1	1	2	—	2	—	—
West Virginia	2	—	2	—	2	—	—
Wisconsin	2	—	2	—	2	—	—
Wyoming	3	1	4	—	4	—	—
Ontario, Canada	1	—	1	1	—	—	—

Total	143	45	188	9	175	2	2

(1)
Includes only sites we operate and excludes sites operated by franchisees.

(2)
We lease these sites from, or manage these sites for, parties other than HPT.

Item 3.    Legal Proceedings

        On February 1, 2008, a purported holder of our shares, Alan R. Kahn, filed a purported derivative action in the Delaware Court of Chancery on behalf of us against members of our board of directors, HPT and RMR. This action alleges that our directors breached their fiduciary duties in connection with the Petro Acquisition, and seeks an award of unspecified damages and reformation of the Petro Lease which we entered with HPT in connection with the Petro Acquisition. This action also appears to allege that RMR and HPT aided and abetted our directors. Under our LLC agreement and agreements with RMR and HPT, we are liable to indemnify our directors, HPT and RMR for liabilities, costs and expenses incurred by them in connection with this litigation. On May 6, 2008, we moved to dismiss this complaint. On June 20, 2008, the plaintiff filed an amended complaint making additional allegations regarding the members of our board of directors and withdrawing his request for reformation of the Petro Lease. On July 2, 2008, we moved to dismiss the amended complaint. On October 30, 2008, Mr. Kahn's claims against RMR were voluntarily dismissed. On December 11, 2008, our motion to dismiss the amended complaint was denied and a previously imposed stay of discovery was lifted. On January 21, 2009, HPT sent a letter to the plaintiff demanding arbitration of his claims pursuant to the terms of the Petro Lease. We believe that the plaintiff and HPT have agreed to defer the arbitration demand. This case is now in the early stages of discovery. We continue to believe that the plaintiff's allegations are without merit.

        In July 2008, Riverside and San Bernardino counties in the State of California each filed litigation against us in the Superior Court of California for Riverside and San Bernardino counties, respectively, seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to our predecessor's management of underground storage tanks. In December 2009, we settled with San Bernardino County and agreed to a form of Stipulated Judgment. The Stipulated Judgment provides that TA is liable in the amount of $1.0 million but credits TA with $0.4 million for certain improvements made by TA at its facilities located in San Bernardino County, such that the cash amount paid was $0.6 million. The Stipulated Judgment also includes injunctive relief provisions requiring that TA comply with certain California environmental laws applicable to underground storage tank systems. The agreement also provides for the Superior Court to retain jurisdiction to enforce the injunctive relief provisions of the Stipulated Judgment for a period of five years from the date that the settlement is approved by the Court. In April 2009, the California Attorney General intervened in the action in Riverside County. The California Attorney General's complaint repeats many of the allegations made by Riverside County and adds allegations of past violations of state laws and regulations governing the management of hazardous wastes. We continue to attempt to negotiate a settlement with the Attorney General and Riverside County, but have not reached agreement. The complaints by the Attorney General and the Riverside County District Attorney do not identify the amount of civil penalties sought. We disagree with these allegations and intend to vigorously defend this lawsuit.

        Beginning in mid December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in United States district courts in over 20 states. Major petroleum refineries and retailers have been named as defendants in one or more of these lawsuits. The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperature greater than 60 degrees Fahrenheit at the time of sale. One theory alleges that the plaintiffs purchased smaller quantities of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy. A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers. These "tax" cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays. We believe that there are substantial factual and legal defenses to the theories alleged in these so called "hot fuel" lawsuits. The "temperature" cases seek nonmonetary relief in the form of an order requiring the defendants to install temperature correcting equipment on their retail fuel pumps. They also seek monetary relief in the form of damages. The plaintiffs have not quantified the damages they seek. The "tax" cases also seek monetary relief. Plaintiffs have proposed a formula (which we dispute) that would measure these damages as the difference between the amount of fuel excise taxes paid by defendants and the amount collected by defendants on motor fuel sales. Plaintiffs have taken the position in filings with the Court that under this approach, our damages for an eight-year period for one state would be approximately $10.7 million. We deny liability and disagree with this methodology, including the period over which these "damages" were calculated. The cases have been consolidated in the United States District Court for the District of Kansas pursuant to multi-district litigation procedures. Plaintiffs have moved for certification of their respective classes, which motions are currently pending. Because these motions are pending and discovery is not yet completed, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

        On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the United States District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant. The proposed amended complaint also seeks to add as defendants Ceridian Corporation, Pilot Travel Centers LLC, and Love's Travel Stops & Country Stores, Inc. Comdata markets fuel cards which are used as a form of payment by trucking companies at truck stops. The proposed amended complaint alleges antitrust violations arising out of Comdata's contractual relationships with truck stops in connection with its fuel cards. The plaintiffs are seeking unspecified damages and injunctive relief. We believe that the plaintiffs' claims are similar to claims asserted, and subsequently dismissed voluntarily, by proposed classes of independent truck stop owners against our predecessor in 2007. On April 23, 2009, we filed an opposition to the plaintiffs' efforts to amend their complaint to add us as a defendant in this ongoing action. In response to that opposition, on May 21, 2009, plaintiffs filed a second action in the United States District Court for the Eastern District of Pennsylvania against us and the other companies that the plaintiffs sought to add as defendants with their previously pending action seeking the same relief they sought from us and the other defendants in the preexisting case. The complaint in this second action contains the same allegations and claims as the proposed amended complaint in the first action. We have moved to dismiss the second action and continue to oppose the plaintiffs' efforts to add us as a defendant in the first action. Despite the pendency of our motions, the Court has ordered the parties, including us, to begin discovery. We believe that there are substantial factual and legal defenses to the plaintiffs' claims against us.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Market information.    The following table sets forth for the periods indicated the high and low sale prices for our common shares reported by the NYSE Amex and its predecessors.

2009	High	Low
First Quarter	$2.93	$1.57
Second Quarter	$2.85	$1.80
Third Quarter	$6.73	$1.80
Fourth Quarter	$8.75	$3.37

2008	High	Low
First Quarter	$14.94	$5.40
Second Quarter	$5.95	$2.05
Third Quarter	$3.50	$2.03
Fourth Quarter	$2.95	$0.96

        The closing price of our common shares on NYSE Amex on February 18, 2010, was $4.87 per share.

        Holders.    As of February 18, 2010, there were approximately 900 shareholders of record of our common shares and we believe that there are approximately 25,600 beneficial owners of our common shares.

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

        Recent sales of unregistered securities.    There were no sales of our unregistered securities by us during the fourth quarter of 2009.

Item 6.    Selected Financial Data

        From the time of our formation on October 10, 2006 to January 31, 2007, we had no operations, revenues, expenses, liabilities or assets except the nominal initial capitalization provided by HPT.

        TravelCenters of America, Inc. is considered to be our predecessor under applicable rules and regulations of the Securities and Exchange Commission. The HPT Transaction caused our assets, liabilities, financial position, results of operations and cash flows to be materially different than those of our predecessor. Among other things, these differences will cause us to incur substantial expenses which were not incurred by our predecessor, for example, rent payments to HPT and costs associated with operating as a public company, while allowing us to avoid the interest and depreciation expenses our predecessor historically incurred. In addition, we completed the Petro Acquisition on May 30, 2007. For these and other reasons, the historical financial information of our predecessor is not indicative of our current or future financial position, results of operations or cash flows.

        The following table presents selected historical financial information of us or our predecessor for each of the last five fiscal years. The information set forth below with respect to fiscal years 2009 and 2008 was derived from, and should be read in conjunction with, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following information should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Company			Predecessor
	Years Ended December 31,		Eleven Months Ended December 31,	One Month Ended January 31,	Years Ended December 31,
	2009	2008	2007(1)	2007(2)	2006	2005(3)
	(dollars and gallons in thousands)
Statement of Operations Data:
Revenues:
Fuel	$3,588,682	$6,454,357	$4,778,293	$285,053	$3,905,128	$3,231,853
Nonfuel	1,097,279	1,189,597	1,023,126	66,795	868,380	833,500
Rent and royalties from franchisees	13,859	14,425	12,056	834	10,006	9,943

Total revenues	4,699,820	7,658,379	5,813,475	352,682	4,783,514	4,075,296
Income (loss) from operations	(76,956)	(34,863)	(106,597)	(42,164)	95,542	86,324
Net income (loss)	(89,874)	(40,201)	(101,308)	(22,048)	31,033	(2,095)
Income (loss) per common share:
Basic	$(5.38)	$(2.65)	$(8.65)	$(3.18)	$4.47	$(0.30)
Diluted	$(5.38)	$(2.65)	$(8.65)	$(3.18)	$4.09	$(0.30)
Balance Sheet Data (end of period):
Total assets	$885,360	$889,797	$1,263,321	$728,667	$995,592	$939,704
Capitalized lease obligation(4)	101,248	103,700	105,859	—	—	—
Long term debt (net of unamortized discount)	—	—	—	669,635	668,734	675,638
Redeemable equity	—	—	—	14,425	13,403	1,935
Other Operating Data:
Total fuel sold (in thousands of gallons)(5)	1,933,358	2,078,061	2,023,428	156,847	1,850,265	1,771,406
Number of sites (end of period):
Company operated travel centers	188	188	189	140	140	139
Franchisee operated travel centers	10	10	10	10	10	10
Franchisee owned and operated travel centers	35	35	37	13	13	11

Total travel centers	233	233	236	163	163	160

Notes to Selected Financial Data

(1)
Includes the operating results of Petro since the Petro Acquisition, which was completed on May 30, 2007.

(2)
Includes merger related expenses incurred in connection with the January 31, 2007, HPT Transaction.

(3)
In connection with a refinancing our predecessor completed during 2005, our predecessor recognized expenses of $39,566.

(4)
Accounting for the HPT Transaction under U.S. generally accepted accounting principles, or GAAP, required us to recognize in our consolidated balance sheet the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from HPT because more than a minor portion of those travel centers is subleased to third parties, and one travel center did not qualify for operating lease treatment for other reasons. A portion of the total rent payments to HPT is recognized as a reduction of the capitalized lease obligations and a portion is recognized as interest expense in our consolidated statement of operations and comprehensive income (loss).

(5)
Includes all fuel we sold, both at our retail travel centers sites and also on a wholesale basis including to certain of our franchisees, but excludes the fuel sold at travel centers operated by our franchisees.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Our revenues and income are subject to potentially material changes as a result of the market prices of diesel fuel and gasoline, as well as the availability of these products. These factors are subject to the worldwide petroleum products supply chain, which historically has incurred shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment. Over the past few years there has been significant volatility in the cost of fuel: first, as the world value of the U.S. dollar declined and as speculation in the price of petroleum commodities increased during 2007 and into 2008; then in the last half of 2008, as the price of fuel declined dramatically as the current worldwide recession reduced demand for petroleum products. During 2009, as the comparative value of the U.S. dollar began to decline, fuel prices have again risen. We expect that these significant changes in our costs for these products can largely be passed on to our customers, but increased volatility in the crude oil and refined products markets can result in negative effects on our sales and profitability and increases in our working capital requirements. We expect that the crude oil and refined product markets will continue to be volatile for the foreseeable future.

        During 2009, the continued difficult economic conditions in the U.S. presented TA with significant operating challenges. TA's results for 2009 reflected an unfavorable change in net loss, which increased by $49.7 million. This variance was largely the result of a return in 2009 to a more sustainable fuel gross margin environment than existed in the second half of 2008, when fuel commodity prices experienced a very sharp decline from a historical high point in July 2008 through the remainder of the year. This same fuel cost environment did not exist during 2009. Although fuel commodity prices again rose in 2009, they did not rise as dramatically as they did in the first half of 2008. Fuel gross margin was $47.4 million lower in 2009 than 2008 on a same site basis. We experienced, on a same site basis, moderating declines in fuel sales volumes during the first three quarters of 2009, as compared to the same periods of 2008, and a modest increase during the fourth quarter of 2009, compared to the fourth quarter of 2008.

        In addition to the factors cited above, our financial results during 2009 were, and we expect that our financial results in future periods will be affected, by the condition of the U.S. economy generally, and the financial condition and activity of the trucking industry in the U.S., specifically. The trucking industry is the primary customer for our goods and services. Freight and trucking demand in the U.S. generally reflects the amount of commercial activity in the U.S. economy. Because the U.S. economy was in a recession, demand for our products and services has declined during the past year. The decline in new home starts and the decline in import activity in the U.S. during that time have contributed to reduced trucking industry activity in the U.S. generally and to declines in our fuel sales volume. Although recently the U.S. economy has shown signs of stabilizing and growing, it is unclear as to whether these trends will continue or be sustainable. If the U.S. economy continues to operate as it has over the past 18 months or if it worsens, our financial results may not improve and may decline, resulting in our experiencing increased losses from our operations. The current economic conditions in the U.S. generally, and in the trucking industry in particular, have retarded our efforts to produce profitable results from our operations in 2008 and 2009.

Summary of Travel Center Site Counts

        The changes in the number of our sites and in their method of operation (company operated, franchisee leased and operated or franchisee owned and operated) can be significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our business during the past two years:

	Company Operated Sites	Franchisee Operated Sites	Franchisee Owned and Operated Sites		Total Sites
Number of travel centers at December 31, 2007	189	10	37		236
2008 Activity:
Terminated franchised travel centers	—	—	(2)		(2)
Closed travel centers	(1)	—	—		(1)

Number of travel centers at December 31, 2008	188	10	35		233
2009 Activity:
New travel centers	1	—	—		1
Closed travel centers	(1)	—	—		(1)

Number of travel centers at December 31, 2009	188	10	35	(1)	233

(1)
Subsequent to December 31, 2009, the franchise agreements covering four Petro branded locations operated by one franchisee terminated.

Historical Results of Operations

Relevance of Fuel Revenues and Fuel Volumes

        Due to volatile pricing of fuel products and our pricing arrangements with fuel customers, we believe that fuel revenue is not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenue may increase or decrease significantly versus our historical results of operations, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in gross margin per gallon. We consider fuel sales volumes and fuel gross margin to be better measures of comparative performance than fuel revenues.

	Years Ended December 31,
			$ Change	% Change
	2009	2008
	(dollars in millions)
Revenues:
Fuel	$3,588.7	$6,454.4	$(2,865.7)	(44.4)%
Nonfuel	1,097.3	1,189.6	(92.3)	(7.8)%
Rent and royalties from franchisees	13.9	14.4	(0.5)	(3.5)%

Total revenues	4,699.8	7,658.4	(2,958.6)	(38.6)%
Cost of goods sold (excluding depreciation)
Fuel	3,358.8	6,179.0	(2,820.2)	(45.6)%
Nonfuel	463.5	499.2	(35.7)	(7.2)%

Total cost of goods sold (excluding depreciation)	3,822.3	6,678.2	(2,855.9)	(42.8)%
Operating expenses:
Site level operating expenses	597.5	638.5	(41.0)	(6.4)%
Selling, general & administrative expense	78.6	97.1	(18.5)	(19.1)%
Real estate rent	234.3	233.5	0.8	0.3%
Depreciation and amortization expense	44.1	46.0	(1.9)	(4.1)%

Total operating expenses	954.5	1,015.0	(60.5)	(6.0)%

Loss from operations	(77.0)	(34.9)	(42.1)	120.6%
Equity in income of equity investees	0.4	1.4	(1.0)	(71.4)%
Interest income	2.1	7.0	(4.9)	(70.0)%
Interest expense	(14.5)	(13.0)	(1.5)	11.5%

Loss before income taxes	(89.0)	(39.5)	(49.5)	125.3%
Provision for income taxes	0.9	0.7	0.2	28.6%

Net loss	$(89.9)	$(40.2)	$(49.7)	123.6%

  Same Site Results Comparisons

        As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis. For purposes of these comparisons, a travel center is included in the following same site comparisons only if it was continuously operated by us from January 1, 2008, through December 31, 2009. Travel centers are not excluded from the same site comparisons as a result of expansions in their size or changes in the services offered.

	Year Ended December 31,
			$ Change	% Change
	2009	2008
	(gallons and dollars in millions)
Number of company operated travel centers	186	186	—	—
Fuel sales volume (gallons)(1)	1,851.5	1,998.7	(147.2)	(7.4)%
Fuel gross margin(1)	$227.4	$274.7	$(47.4)	(17.2)%
Total nonfuel revenues(1)	$1,092.0	$1,183.3	$(91.3)	(7.7)%
Operating expenses(1),(2)	$593.3	$633.2	$(39.8)	(6.3)%
Number of franchisee operated travel centers	43	43	—	—
Rent and royalty revenues	$13.9	$14.2	$(0.3)	(2.0)%

(1)
Includes fuel sales volume, revenues and expenses of company operated travel centers only.

(2)
Excludes real estate rent expense.

        Revenues.    Revenues for 2009 were $4,699.8 million, which represented a decrease from 2008 of $2,958.6 million, or 38.6%, that is primarily attributable to a decrease in fuel revenue.

        Fuel revenues were 76.3% of total revenues for 2009, as compared to 84.3% for 2008. Fuel revenue for 2009 decreased by $2,865.7 million, or 44.4%, as compared to 2008. This decrease was principally the result of reduced fuel prices but also resulted from reduced fuel sales volume. The table below shows the changes in fuel revenues between periods that resulted from various price and volume changes:

	Gallons Sold	Fuel Revenues
	(gallons and dollars in millions)
Results for 2008	2,078.1	$6,454.4
Decrease due to petroleum products price change	—	(2,597.8)
Decrease due to same site volume changes	(148.5)	(274.9)
Decrease due to the company operated site closed since October 2008	(4.6)	(8.7)
Other changes, net	8.4	15.7

Net decrease from prior year period	(144.7)	(2,865.7)

Results for 2009	1,933.4	$3,588.7

        On a same site basis for our company operated sites, fuel sales volume decreased by 147.2 million gallons, or 7.4%, during 2009 compared to 2008. We believe the same site fuel sales volume decrease resulted primarily from a decline in trucking activity attributable to the significant decline in economic activity in the U.S. throughout 2008 and continuing into 2009, particularly the declines in the shipments of durable goods, including new home building supplies, as well as a decline in imports into the U.S. that are transported by truck combined with increased fuel conservation efforts by truck operators throughout 2008 and continuing into 2009 as a result of the historically high cost of fuel and difficult economic conditions. The same site fuel sales volume decline for 2009 was somewhat lessened by an increase in fuel sales volumes to motorist customers that we believe resulted from both the decline in fuel prices in 2009 as compared to 2008 and our retail pricing strategy. During the second half of 2009, our same site fuel sales volume decline moderated and then, in the fourth quarter, turned to an increase.

        Nonfuel revenues were 23.3% of total revenues for 2009, as compared to 15.5% for 2008. Nonfuel revenues for 2009, were $1,097.3 million, a decrease of $92.3 million, or 7.8%, as compared to 2008. The change between years is primarily related to the decline in unit sales at those sites we operated continuously during both periods, partially offset by price increases. On a same site basis for our company operated sites, nonfuel revenues decreased by $91.3 million, or 7.7% during 2009, compared to the same period in 2008. We believe the same site nonfuel revenue decrease reflects decreased customer traffic in our travel centers as a result of many of the factors affecting our fuel sales volumes, and also resulted because our customers have reduced discretionary spending as a result of the recent U.S. economic recession. We believe this decrease was partially offset by the impact of our sales and marketing initiatives and the attractiveness of our nonfuel product and service offerings to customers regardless of where they choose to purchase fuel.

        Rent and royalty revenues for 2009, were $13.9 million, a decrease of $0.5 million, or 3.5%, as compared to 2008. Lower royalties resulting from reduced nonfuel revenues at our franchisee locations and the termination of two franchise sites in the fourth quarter of 2008 were largely offset by scheduled increases during the second half of 2008 in rent revenues at the ten franchisee operated locations we sublease to our franchisees. During 2009, the results of the consumer price index rent inflator calculations did not result in rent increases at these ten sites.

        Cost of goods sold (excluding depreciation).    Cost of goods sold for 2009 was $3,822.3 million, a decrease of $2,855.9 million, or 42.8%, as compared to 2008, which was primarily attributable to decreased fuel costs. Fuel cost of goods sold for 2009 was $3,358.8 million, a decrease of $2,820.2 million, or 45.6%, as compared to 2008. This decrease in fuel cost of goods sold primarily resulted from the decrease in petroleum commodity prices and also resulted from fuel sales volumes decreases as described above. Fuel cost of goods sold as a percentage of fuel revenue was 93.6% for 2009, compared to 95.7% for 2008.

        Nonfuel cost of goods sold for 2009 was $463.5 million, a decrease of $35.7 million, or 7.2%, as compared to 2008. Nonfuel cost of goods sold decreased due to the same site nonfuel sales decreases noted above, partially offset by increases in product unit costs. Nonfuel cost of goods sold as a percentage of nonfuel revenue was 42.2% for 2009, compared to 42.0% for 2008.

        Site level operating expenses.    Site level operating expenses for 2009 were $597.5 million, a decrease of $41.0 million, or 6.4%, as compared 2008. This decrease was primarily due to our 2008 workforce reductions, the lower levels of business activity, our efforts to adjust our labor costs to offset lower sales volumes, and our other expense control initiatives.

        On a same site basis for our company operated sites, site level operating expenses decreased by $39.8 million, or 6.3%, in 2009, compared to 2008. The decrease in site level operating expenses on a same site basis was primarily the result of decreases in labor and related benefits and payroll tax expense as a result of our 2008 workforce reductions, our efforts to adjust our labor costs to offset lower sales volumes and our other expense control initiatives. This decrease was partially offset by increases over the prior year in expenses that are not as directly related to our volume of business such as real estate taxes and other taxes not based on income, increases in the unit cost of labor and related benefits, and certain costs of maintaining our operating locations. On a same site basis, site level operating expenses as a percentage of nonfuel revenues for 2009, was 54.3%, compared to 53.5% in 2008. The increase in operating expenses as a percentage of nonfuel revenues results from the fact that certain of our expenses are fixed in nature and we could not match decreases in these expenses with the decreased revenue levels we experienced in 2009.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for 2009 were $78.6 million, a decrease of $18.5 million, or 19.1%, as compared to the same period in 2008. This decrease primarily resulted from the elimination of costs associated with Petro Stopping

Center, L.P.'s El Paso, Texas headquarters, which was closed in 2008, a reduction of expense related to severance and retention payments to certain employees, our cost saving strategies, including our 2008 workforce reductions, and a decrease in legal fees and other costs related to litigation matters, including a $5.0 million litigation settlement expense charge in the first quarter of 2008.

        Real estate rent expense.    Rent expense for 2009 was $234.3 million, an increase of $0.8 million as compared to 2008. During 2009 and 2008, we paid real estate rent of $181.1 million and $206.2 million, respectively. However, we account for a portion of these payments as something other than rent expense and there are noncash amounts reflected in rent expense. The table below reconciles the amounts paid for rent to the amounts of real estate rent expense included in our statements of operations and other comprehensive income (loss) for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	(in millions)
Total rent payments	$181.1	$206.2
Adjustments for:
Noncash straight line rent and other accruals	11.6	15.7
Rent expensed but not paid pursuant to deferral agreement	60.0	30.0
Amortization of deferred leasehold improvements allowance	(6.8)	(6.8)
Amortization of capitalized lease obligations	(2.5)	(2.2)
Rent classified as interest expense	(9.1)	(9.4)

Total amount recognized as rent expense	$234.3	$233.5

        Depreciation and amortization expense.    Depreciation and amortization expense for 2009 was $44.1 million, a decrease of $1.9 million, or 4.1%, as compared to 2008. This decrease was primarily the result of a $0.9 million impairment charge recorded in the second quarter of 2008 and a $1.6 million charge in the first quarter of 2008 in connection with the cancellation of contracts and letters of intent for various development projects and acquisitions we decided not to pursue. Amortization of intangible assets decreased $0.9 million in 2009 as compared to 2008. This decrease was offset by a $2.3 million charge recorded during 2009 to write off intangible assets related to four franchise agreements that terminated in January 2010.

        Loss from operations.    Our loss from operations for 2009 was $77.0 million, a $42.1 million larger loss than as compared to 2008. This decrease was the result of the effects of the weak state of the U.S. economy on our sales levels and our inability to reduce certain of our fixed expenses to match the reduced sales levels, as reflected in the changes in revenues and expenses described above.

        Interest income and expense.    Interest income and expense consisted of the following:

	Year Ended December 31,
			$ Change
	2009	2008
	(dollars in millions)
Accretion of leasehold improvements receivable	$0.8	$3.5	$(2.7)
Interest income on restricted investments	—	1.2	(1.2)
Other interest income	1.3	2.3	(1.0)

Total interest income	$2.1	$7.0	$(4.9)

Interest on the 9% Notes (extinguished in 2008)	$—	$1.3	$(1.3)
Rent expense classified as interest	9.1	9.4	(0.3)
Amortization of deferred financing costs	3.4	0.7	2.7
Other interest expense	2.0	1.6	0.4

Total interest expense	$14.5	$13.0	$1.5

        Income tax provision.    Our provisions for income taxes of $0.9 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively, differed from the amounts calculated at the statutory rate primarily due to recognition of a valuation allowance against our net deferred tax assets and to certain state income taxes that are due without regard to our net operating losses.

Critical Accounting Policies

        The preparation of our financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The critical accounting policies we employ in the preparation of our consolidated financial statements are those which involve allowances for doubtful accounts receivable, asset impairments, loyalty program reserves, reserves for self insurance, environmental liabilities and recoveries, income tax accounting and accounting for leases.

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

        We annually assess intangible assets with indefinite lives for impairment. We use a number of assumptions and methods in preparation of valuations underlying impairment tests, including estimates of future cash flows and discount rates. Applying significantly different assumptions or valuation methods could result in different results from these impairment tests.

        We have reserves for customer loyalty programs we offer to truck drivers and commercial bus drivers, similar to frequent flyer programs offered by airlines. Drivers enrolled in these programs earn points for certain fuel and nonfuel purchases that can be redeemed for discounts on future nonfuel products and services at our travel centers. In determining these reserves, we must estimate future expected point expirations. These estimates are based on historical point expiration patterns, adjusted for expected future changes.

        We are partially self insured with respect to general liability, workers' compensation, motor vehicle and group health benefits claims up to certain stop loss amounts. Provisions are established under these partial self insurance programs for both estimated losses on known claims and claims incurred but not reported, based on claims histories and using actuarial methods. The most significant risk of this methodology is its dependence on claims histories, which are not always indicative of future claims. To the extent an estimate is inaccurate, expenses and net income may be understated or overstated. At December 31, 2009 and 2008, our aggregate recorded liabilities related to these partial self insurance programs were $29.7 million and $26.6 million, respectively, which we believe was adequate to cover both reported and incurred but not reported claims.

        We establish or adjust environmental contingency reserves when the responsibility to remediate becomes probable and the amount of associated costs is reasonably determinable. We also have a receivable for expected recoveries of certain of these estimated future environmental expenditures and cash in an escrow account to fund certain of these estimated future expenditures, resulting in an estimated net amount to be funded by us in the future. The process of determining both our estimated future costs of remediation and our estimated future recoveries of costs from insurers or others involves a high degree of management judgment based on past experiences and current and expected regulatory and insurance market conditions.

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

Recently Issued Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board, or FASB, issued The FASB Accounting Standards CodificationTM, or the Codification. The Codification is the single source of authoritative nongovernmental GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not cause any material changes to our current accounting practices.

        Effective January 1, 2009, we adopted the guidance added to the Earnings Per Share Topic of the Codification that clarifies whether instruments granted in share based payment transactions should be included in the computation of earnings per share prior to vesting. Under this section of the Codification, unvested share based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the calculation of basic and diluted earnings per share for all periods presented. Accordingly, basic and diluted earnings per share for 2008 have been adjusted to reflect the new guidance in the Codification.

        In June 2009 the FASB issued new guidance that is contained in the Consolidation section of the Codification that eliminates some exceptions that were previously included in GAAP related to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The new guidance also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying previously issued rules related to variable interest entities. The elimination of the qualifying special purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. These new requirements will be effective for us as of January 1, 2010. We are currently assessing the potential effect, if any, of adopting the new requirements.

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

Liquidity and Capital Resources

        Our principal liquidity requirements are to meet our operating expenses including rent and to fund our capital expenditures and other working capital requirements. Our sources of liquidity to meet these requirements are our operating cash flow, our cash balance, our credit facility, our ability to draw, without an increase in our rent, funding from HPT under the tenant improvements allowance, our ability to sell, with an increase in our rent, to HPT other tenant improvements we make to the sites we lease from HPT and our ability to defer $5.0 million of rent payments to HPT each month through December 2010. We also own a portfolio of operating real estate and developable land which may be a source of additional liquidity over time to the extent it can be financed or otherwise sold.

        The primary risk we face with respect to our operating cash flow is decreased demand for our products and services, including that which may be caused by the volatility and high level of prices for petroleum based products and the difficult economic conditions in the U.S. and the trucking industry. A reduction of our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods. Also, a significant increase in the prices we must pay to obtain fuel or decrease in the amount of time we have to pay our trade creditors may increase our working capital funding requirements materially. In addition, in light of the difficult conditions in the global credit markets, credit has become more expensive and difficult to obtain, which may limit the availability of our sources of financing.

        During the year ended December 31, 2009, we incurred a net loss of $89.9 million, had cash inflows from operating activities of $52.7 million and cash outflows from investing activities of $42.6 million. During 2009 our cash and cash equivalents balance increased by $10.1 million to $155.6 million. During 2009, we deferred $60.0 million of rent payable to HPT pursuant to our rent deferral agreement and received $8.5 million of funding from HPT under the terms of the tenant improvements allowance. In light of the current conditions in the global credit markets, the availability and terms of credit are unpredictable and uncertain, which may limit the availability of our sources of financing and impact our ability to repay deferred rent to HPT by no later than July 1, 2011, the date by which the deferred rent amount is required to be paid. Despite this uncertainty regarding long term liquidity needs, we currently believe that, under current industry conditions, our business initiatives, our cash balance, our ability to draw improvements financing from HPT and our ability to defer $5 million per month of rent to HPT until December 2010 will allow us to continue to meet all of our obligations in the near term. However, there can be no assurance that industry conditions will not decline further or that any one or more of the risks identified under the section "Risk Factors" or "Warning Regarding Forward Looking Statements" or elsewhere in this Annual Report on Form 10-K or some other unidentified risk will not manifest itself in a manner which is material and adverse to our results of operations, liquidity or financial position or that our existing resources will be sufficient to allow us to meet our obligations.

Assets and Liabilities

        At December 31, 2009 and 2008, we had cash and cash equivalents of $155.6 million and $145.5 million, respectively. Our total current assets at December 31, 2009, were $410.6 million, compared to $409.0 million at December 31, 2008. Our total current liabilities were $219.7 million at December 31, 2009, compared to $201.0 million at December 31, 2008. Changes in accounts receivable, inventories, accounts payable and accrued expenses were primarily the result of higher volumes of fuel sold in December 2009 as compared to December 2008 as well as higher fuel prices in December 2009 as compared to December 2008.

Description of Our Credit Facility

        In November 2007 we entered a $100 million revolving credit agreement, or credit facility, with a group of commercial banks. Under this credit facility, a maximum of $100 million may be drawn, repaid and redrawn until maturity in November 2012. On July 8, 2008, we entered an amendment to the credit facility to add certain previously excluded receivables and inventory as qualified collateral. The maximum borrowing amount is subject to limits based on qualified collateral. The credit facility may be used for general business purposes, including the issuance of letters of credit. Generally, no principal payments are due until maturity in November 2012. Credit facility borrowings bear interest at LIBOR plus a spread that is currently 100 basis points, subject to adjustment based upon facility availability, utilization and other requirements. The credit facility is collateralized principally by certain of our cash accounts, accounts receivable and inventory. Although the $68.9 million of cash in the pledged cash accounts as of December 31, 2009 is not restricted as to withdrawal or usage, the withdrawal or usage of cash in pledged accounts to an amount below $31.5 million as of December 31, 2009, would have resulted in a reduction in the maximum amount available to us under the credit facility.

        The credit facility requires us to maintain certain levels of collateral, limits the incurrence of debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and has other customary covenants and conditions. The credit facility provides for the acceleration of principal and interest payments upon an event of default. Events of default include, but are not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the credit facility, and our default of our lease agreements with HPT or our business management and shared services agreement with RMR.

        At December 31, 2009 and 2008, there were no amounts outstanding under our revolving credit facility, but at December 31, 2009, we had outstanding $65.7 million of letters of credit issued under this facility, securing certain purchases, insurance, fuel tax and other trade obligations. These letters of credit reduce the amount available for borrowing under our credit facility.

Rent Deferral Agreement

        On August 11, 2008, we entered a rent deferral agreement with HPT. Under the terms of the deferral agreement we may defer our rent payments to HPT by up to $5 million per month for each month in the period from July 1, 2008 until December 31, 2010, and we were not obligated to pay cash interest on the deferred rent through December 31, 2009; however, pursuant to this agreement, we issued 1,540,000 of our common shares to HPT (which represented approximately 9.6% of our shares then outstanding after this new issuance). The rent that has been deferred and remains unpaid and additional rent amounts that are deferred after December 31, 2009, accrue interest payable in cash to HPT monthly at the rate of 1% per month, beginning January 1, 2010. All deferred rent (and interest thereon) not previously paid is due to HPT on July 1, 2011. The agreement prohibits share repurchases and dividends by us while any deferred rent remains unpaid and has change of control covenants so that amounts deferred will be immediately payable to HPT in the event we experience a change of control (as defined in the agreement) while deferred rent is unpaid. Through December 31, 2009, we had deferred $90 million of rent payable to HPT and we deferred an additional $5 million of rent in January 2010. If we defer rent to the maximum extent permitted during 2010, we will have: (1) deferred an additional $60 million of 2010 rental obligations; (2) deferred repayment of $90 million of rent deferred prior to 2010; and (3) incurred and paid $14.1 million of interest charges during 2010 on the deferred rent. There can be no assurance that we will have the necessary funding to repay by July 1, 2011, all amounts which we may then owe pursuant to the rent deferral agreement.

Investment Activities

        During the year ended December 31, 2009, we invested $37.7 million in capital projects, primarily to complete projects that were started in 2008 and for sustaining capital projects. Also during 2009, we invested $5.1 million in Affiliates Insurance Company, or Affiliates Insurance, concurrently with RMR and other companies to which RMR provides management services. We may invest additional amounts in the insurance company in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to obtain some or all of our insurance coverage from Affiliates Insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing insurance expenses and/or by realizing our pro-rata share of any profits of this insurance business.

        Our current capital plan for 2010 anticipates expenditures of approximately $63 million, some of which may be funded by HPT under the lease agreements with HPT. We may obtain funding from HPT for approximately $7.3 million of qualifying improvements without an increase in our rent, which amount would be reduced by a present value discount if receipt of any such funding is accelerated from the original terms of the TA Lease, and by additional sales of assets to HPT beyond that funding, if any, which would result in rent increases pursuant to our lease terms.

Off Balance Sheet Arrangements

        As part of the Petro Acquisition, we acquired a minority interest in a joint venture, Petro Travel Plaza Holdings LLC, or PTP, that owns two travel centers that we operate. These travel centers are encumbered by debt of approximately $19.8 million as of December 31, 2009. We account for the investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt. We are not directly liable for this debt, but the carrying value of our investment in PTP of $17.7 million at December 31, 2009, could be adversely affected if PTP were to default on this debt and PTP's property were foreclosed to satisfy this debt. In connection with the loan agreement entered by PTP in 2009, we and our joint venture partner each agreed to indemnify the lender against liability from environmental matters related to PTP's sites.

Related Party Transactions

        We were created as a 100% owned subsidiary of HPT. On January 31, 2007, HPT purchased our predecessor for approximately $1.9 billion. Simultaneously with this purchase, HPT restructured our predecessor's business as follows: (i) HPT retained the real estate of 146 of the 163 travel centers then operated or franchised by our predecessor and other assets; (ii) our predecessor's operating business and all its assets not retained by HPT, plus approximately $200 million of net working capital, were contributed to us; (iii) we entered into the TA Lease; and (iv) all of our shares were spun off to HPT's shareholders on January 31, 2007 and we became a separate public company. HPT beneficially owns more than 5% of our common shares.

        One of our Independent Directors, Arthur Koumantzelis, was a trustee of HPT at the time we were created, and one of our Managing Directors, Barry Portnoy, was a trustee of HPT at the time we were created. Mr. Koumantzelis resigned and ceased to be a trustee of HPT shortly before he joined our board of directors. Mr. Portnoy remains a trustee of HPT. Mr. Portnoy's son, Mr. Adam Portnoy, is also a trustee of HPT, and his son-in-law is an executive officer of HPT. Accordingly, all transactions between us and HPT are approved by our Independent Directors and by HPT's independent trustees.

        In addition to our spin off from HPT on January 31, 2007, we completed the Petro Acquisition with HPT in 2007. On May 30, 2007, we purchased Petro Stopping Centers, L.P. for $63.6 million and HPT purchased Petro Stopping Centers Holdings, L.P. for approximately $655 million. Simultaneously with these purchases, we leased 40 Petro travel centers from HPT pursuant to our Petro Lease.

        We have two leases with HPT, the TA Lease and the Petro Lease, pursuant to which we currently lease 185 travel centers from HPT. Our TA Lease is for 145 travel centers that we operate under the "TravelCenters of America" or "TA" brand names. The TA Lease became effective on January 31, 2007. Our Petro Lease is for 40 travel centers that we operate under the "Petro" brand name. Our Petro Lease became effective on May 30, 2007. The TA Lease expires on December 31, 2022. The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each. Both the TA Lease and the Petro Lease are "triple net" leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, services to customers, insurance, real estate and personal property taxes, environmental related expenses and ground lease payments, if any. The minimum rent payable by us to HPT under the TA Lease increases annually during the first six years of the lease term from $153.5 million to $175 million and may increase if HPT funds or reimburses the cost in excess of $125 million (see below) for certain improvements to the leased TA travel centers. The Petro Lease requires us to pay minimum annual rent of $62.2 million to HPT. Starting in 2012 and 2013, respectively, the TA Lease and Petro Lease require us to pay HPT additional rent equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased travel centers over base amounts. The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index. We also are required to generally indemnify HPT for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers. The TA Lease and the Petro Lease also include arbitration provisions for the resolution of certain disputes, claims and controversies.

        HPT had agreed to provide up to $25 million of tenant improvements allowance funding annually for the first five years of the TA Lease for certain improvements to the leased properties without an increase in our rent. This funding was cumulative, meaning if some portion of the $25 million was not spent in one year it may be drawn by us from HPT in subsequent years; provided, however, none of the $125 million of the tenant improvements allowance was available to be drawn after December 31, 2015. All improvements funded under the tenant improvements allowance are owned by HPT. On May 12, 2008, we and HPT amended the TA Lease to permit us to receive funding, without an increase in our rent, from HPT earlier than previously permitted for certain capital improvements to properties leased from HPT. In the event that we elect to receive funding for these tenant improvements before the time contractually required by the original lease terms, HPT's tenant improvements allowance is discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease. We record the discounted amount of the remaining uncollected tenant improvements allowance in our balance sheet as a leasehold improvements receivable. During 2009 and 2008, we received funding of $8.5 million and $77.4 million, respectively, from HPT for qualifying tenant improvements. At December 31, 2009, $7.3 million of the $125 million total amount of the tenant improvements allowance remained available from HPT, which amount would be discounted in accordance with the amended lease to the extent those funds are received on an accelerated basis. As of February 24, 2010, we have not received any such funding from HPT under the tenant improvements allowance in 2010.

        We may request that HPT fund approved amounts for renovations, improvements and equipment at the leased travel centers, in addition to the $125 million described above, in return for minimum annual rent increases according to a formula: the minimum rent per year will be increased by an amount equal to the amount funded by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. Since January 1, 2009, we have not sold any such leasehold improvements to HPT.

        At the time of our spin off from HPT, our acquisitions and transactions with HPT in connection with the Petro Lease and an equity offering completed by us in June 2007, we and HPT believed that we were adequately capitalized to meet all of our obligations, including those owed to HPT. However, since then there were material changes in the market conditions under which we were operating. Specifically, the increase during the first half of 2008 in the price of diesel fuel which we buy and sell at our travel centers and the slowing of the U.S. economy during 2008 adversely affected our business and increased our working capital requirements. Although we had undertaken a restructuring of our business to adjust to these changed market conditions, our balance sheet flexibility and liquidity remained a concern in light of the impact the then weakening economy and fuel price volatility might have on our working capital requirements. Under those circumstances, on August 11, 2008, we and HPT entered a rent deferral agreement. Under the terms of this deferral agreement we have the option to defer our monthly rent payments to HPT by up to $5 million per month for periods beginning July 1, 2008 until December 31, 2010 and we were not obligated to pay cash interest on the deferred rent through December 31, 2009. Also pursuant to the deferral agreement, we issued 1,540,000 of our common shares to HPT (approximately 9.6% of our shares then outstanding immediately after this new issuance). Beginning on January 1, 2010, interest on all unpaid deferred rent under the deferral agreement accrues at a rate of 1% per month and is payable monthly by us to HPT. No additional rent deferrals are permitted for rent periods after December 31, 2010. Any deferred rent (and interest thereon) not previously paid is due to HPT on July 1, 2011. We may repay any deferred amounts (and related interest) at any time. This deferral agreement also includes a prohibition on share repurchases and dividends by us while any deferred rent remains unpaid and has change of control covenants so that amounts deferred will be immediately payable to HPT in the event we experience a change of control (as defined in the agreement) while deferred rent is unpaid. In connection with this deferral agreement, we entered into a registration rights agreement with HPT, which provides HPT with certain rights to require us to conduct a registered public offering (underwritten or otherwise) with respect to our common shares issued to HPT pursuant to the deferral agreement, which rights continue through the date which is twelve months following the latest of the expiration of the terms of the TA Lease and the Petro Lease. As of December 31, 2009, we had accrued an aggregate of $90 million of deferred rent payable to HPT, and we deferred an additional $5 million for January 2010 rent payable on February 1, 2010.

        U.S. generally accepted accounting principles provide for complex accounting treatment for our two leases with HPT, which has various effects on our financial statements. For a further description of our accounting for our leases with HPT, see Notes 2 and 9 to our consolidated financial statements. During 2009, we paid cash rent of $171.4 million under our leases with HPT. At December 31, 2009, our consolidated balance sheet included $13.9 million for rent due to HPT in other current liabilities and $90 million of deferred rent due to HPT, which reflects total rent we deferred under the deferral agreement as of that date.

        At the time we became a separate publicly owned company as a result of the distribution of our shares to HPT's shareholders, we entered a management and shared services agreement, or business management agreement, with RMR. RMR also provides management services to HPT. One of our Managing Directors, Mr. Barry Portnoy, is the Chairman and majority owner of RMR. Mr. O'Brien, our other Managing Director and our President and Chief Executive Officer, was a former executive officer of HPT and is also an Executive Vice President of RMR. Mr. Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, is a Senior Vice President of RMR. Mr. Portnoy's son, Mr. Adam Portnoy, is the minority owner of RMR and serves as its President, Chief Executive Officer and a director and serves as a Managing Trustee of HPT. Additionally, Mr. Barry Portnoy's son-in-law is an officer of RMR and a Senior Vice President of HPT. Mr. Portnoy devotes the majority of his time to RMR; Messrs. O'Brien and Rebholz devote the majority of their time to our business, but may devote some business time to RMR. RMR has approximately 600 employees and provides management services to other publicly owned companies in addition to us and HPT, and an affiliate of RMR is a registered investment advisor which manages several mutual funds. Pursuant to the business management agreement, RMR assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal and tax matters, human resources, insurance programs, management information systems and the like. Under our business management agreement, we pay RMR an annual fee equal to 0.6% of the sum of our gross fuel margin (which is our fuel sales revenues less our cost of fuel purchased) plus our total nonfuel revenues. The fee is payable monthly based on the prior month's margins and revenues. During 2009, this fee totaled $8 million. The business management agreement is effective until December 31, 2010, and will be automatically renewed for successive one year terms thereafter unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate the business management agreement upon 60 days prior written notice. RMR may also terminate the business management agreement upon five business days notice if we undergo a change of control, as defined in the business management agreement. In addition, either we or RMR may terminate the business management agreement for a violation of the agreement by the other party which remains uncured 30 days after notice of default or in the case of certain bankruptcy, insolvency or related matters regarding the other party. Our board of directors has given our compensation committee, which is comprised of our Independent Directors, authority to act on our behalf with respect to this agreement.

The charter of our compensation committee requires the committee to review, evaluate and approve the business management agreement and evaluate RMR's performance under this agreement annually. Under the committee's charter, the committee must also annually evaluate and approve the compensation paid to RMR under the agreement. In addition, RMR provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to determination by our compensation committee. Our pro rata share of RMR's costs in providing that function was approximately $0.2 million for 2009. The business management agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies. Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms with such vendors and suppliers.

        The terms of our agreements with HPT and RMR require that we afford HPT a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center to or with another party, and that we afford HPT and any other company managed by RMR a right of first refusal to acquire or finance any real estate of the types in which they invest before we do. We also agreed under these agreements to not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors under our leases with HPT; the sale of a material part of the assets of us or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of us or any such tenant or guarantor.

        Our Independent Directors also serve as directors or trustees of other public companies to which RMR provides management services and Mr. Portnoy serves as a managing director or trustee of those companies. We understand that the other companies to which RMR provides management services also have certain other relationships with each other, including business and property management agreements and lease arrangements. In addition, officers of RMR serve as officers of those companies. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC.

        We, RMR and other companies to which RMR provides management services formed Affiliates Insurance Company, or Affiliates Insurance, which is an insurance company, in the State of Indiana in November 2008. Affiliates Insurance received its certificate of authority to transact insurance business in the State of Indiana from the Indiana Department of Insurance in May 2009. All of our directors currently serve on the board of directors of Affiliates Insurance. RMR, in addition to being a shareholder, entered a management agreement with Affiliates Insurance pursuant to which RMR provides Affiliates Insurance certain management and administrative services. In addition, Affiliates Insurance entered an investment advisory agreement with RMR Advisors pursuant to which RMR Advisors acts as Affiliates Insurance's investment advisor. The same persons who own and control RMR, including Barry Portnoy, one of our Managing Directors, and Adam Portnoy, his son, own and control RMR Advisors. Our Governance Guidelines provide that any material transaction between us and Affiliates Insurance shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire board of directors and the affirmative vote of a majority of our Independent Directors. As of February 24, 2010, we have invested $5.2 million in Affiliates Insurance. On December 16, 2009, Government Properties Income Trust, or GOV, purchased 20,000 shares of Affiliates Insurance from Affiliates Insurance, which represented a 14.29% interest in Affiliates Insurance. In connection with that purchase by GOV, we, the other previous shareholders of Affiliates Insurance, Affiliates Insurance and GOV entered an amended and restated shareholders agreement. The amended and restated shareholders agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies. We and the other shareholders of Affiliates Insurance each currently own approximately 14.29% of Affiliates Insurance. We may invest additional amounts in Affiliates Insurance in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to obtain some or all of our insurance coverage from Affiliates Insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses and/or by realizing our pro-rata share of any profits of this insurance business. All transactions between us and Affiliates Insurance have been approved pursuant to our Governance Guidelines.

        Please see above Item 1, "History" and Item 1A, "Risk Factors—Risks arising from our formation and certain relationships—Our business is subject to possible conflicts of interest with HPT and RMR" for a description of our historical and continuing relationships with HPT and RMR as well as the risks and conflicts of interest which result from this history and continuing relationship. Also see disclosures included under Item 13, "Certain Relationships and Related Transactions, and Director Independence" for further descriptions of our relationships with HPT and RMR.

        The foregoing descriptions of our agreements with HPT, RMR and Affiliates Insurance are summaries and are qualified in their entirety by the terms of the agreements. Copies of those agreements are filed with the SEC and may be obtained from the SEC's website at www.sec.gov.

        We believe that our agreements with HPT, RMR and Affiliates Insurance are on commercially reasonable terms. Nonetheless, because of our various relationships with HPT and RMR it is possible that some investors may assert otherwise. For instance, a purported shareholder derivative action has been commenced against us, our directors, HPT and RMR which alleges, among other matters, that the rent we agreed to pay HPT under the Petro Lease, which we entered in connection with the Petro transaction described above, is too high. The terms of our limited liability company agreement, bylaws and agreements with HPT and RMR may require that we indemnify our directors, HPT and RMR for liabilities, costs and expenses incurred by them in connection with this litigation. RMR has been voluntarily dismissed from the litigation. We believe that the plaintiff and HPT have agreed to defer the arbitration demand. This case is now in the early stages of discovery. We believe the plaintiff's allegations are without merit.

        We have a minority joint venture interest in PTP, which owns two travel centers that we operate under management agreements. This investment is accounted for under the equity method. Included in our results for the years ended December 31, 2009 and 2008, was management and accounting fee income of $0.7 million and $0.4 million, respectively. At December 31, 2009 we had a receivable from PTP of $1.8 million and at December 31, 2008, we had a payable to PTP of $0.2 million.

  Summary of Contractual Obligations and Commitments

        At December 31, 2009, our primary outstanding trade commitments were $65.7 million of letters of credit. The following table summarizes our obligations to make future payments under various agreements as of December 31, 2009:

	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
	(In Millions)
Leases with HPT(1)	$3,270.7	$235.8	$486.7	$492.1	$2,056.1
Deferral agreement with HPT(2)	90.0	—	90.0	—	—
Other operating leases	78.8	12.2	19.5	14.2	32.9
Other long term liabilities(3)	29.7	14.4	10.0	3.5	1.8

Total contractual obligations	$3,469.2	$262.4	$606.2	$509.8	$2,090.8

(1)
The amounts shown for lease payments to HPT include payments due to HPT for both the sites we account for as operating leases and the sites we account for as capitalized lease obligations.

(2)
At December 31, 2009, the total amount of rent to HPT that had been deferred was $90 million. Under the rent deferral agreement with HPT, we may defer rent of up to an aggregate amount of $150 million through December 2010 and this amount is payable no later than July 1, 2011. Cash interest on the deferred rent balance is payable beginning in January 2010. The interest payment amounts are excluded from the table above.

(3)
The other long term liabilities included in the table above include accrued liabilities related to our partial self insurance programs, including for general liability, workers' compensation, motor vehicle and group health benefits claims.

Inflation and Deflation

        Inflation, or a general increase in prices, would likely have a more negative than positive impact on our business. Rising prices may allow us to increase revenues, but also likely will increase our operating costs. Also, rising prices for fuel and other products we sell increase our working capital requirements and appear to cause some of our customers to reduce their purchases of our goods and services. Because significant components of our expenses are fixed, we may not be able to realize expense reductions which match declines in general price levels, or deflation.

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

Environmental and Climate Change Matters

        As of December 31, 2009, we had a reserve of $9.5 million for known environmental matters for which we will be responsible, and we had a receivable for estimated insurance recoveries of these estimated future expenditures of $3.0 million along with $2.6 million of cash in an escrow account to fund certain of these estimated expenditures, leaving an estimated net amount of $3.9 million to be funded by us in the future. We do not have a reserve for potential unknown current or future environmental matters. We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that the costs to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition, results of operations or cash flow.

        Despite our present expectation, we cannot be certain that we are aware of all existing contamination present in our travel centers, or that material liability will not be imposed on us in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the United States Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel, could negatively impact our business. Further, legislation and regulations that limit carbon emissions may cause our energy costs at our travel centers to increase.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We have a line of credit that is secured by some of our cash accounts, accounts receivable and inventory. We borrow under this credit facility in U.S. dollars and those borrowings require us to pay interest at floating interest rates. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates. A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results. For example, if the $100 million stated maximum amount was drawn under our credit facility and interest rates decreased or increased by 1% per annum, our interest expense would decrease or increase by $1 million per year, or $0.06 per share, based on currently outstanding common shares. If interest rates were to change gradually over time, the impact would occur over time. As of December 31, 2009, no borrowings were outstanding under this credit facility, but we had issued $65.7 million of letters of credit under this facility. Our exposure to fluctuations in interest rates may increase in the future if we incur debt.

        We are exposed to risks arising from market price changes for fuel. These risks have historically resulted from changes in supply and demand for fuel and from market speculation about future supply and demand for fuel. Some supply changes may arise from local conditions, such as a malfunction in a particular pipeline or at a particular terminal. However, most of the supply risks arise from national or international conditions, such as weather related shutdowns of oil drilling or refining capacities, political instability in oil producing regions of the world or terrorism. Risks may also arise from changes in the demand for and the price of fuel, particularly those changes from increases and decreases in economic activities. Because petroleum products are traded in commodity markets, material changes in demand for and the price of fuel worldwide, such as the recent increases in fuel demand in China and India, and financial speculation in these commodities markets, may have a material effect upon the prices we have to pay for fuel and may also reduce our customers' demand for fuel and other products. Almost all of these risks are beyond our control. Nevertheless, we attempt to mitigate our exposure to fuel price market risks in three ways: First, whenever possible, we attempt to maintain supply contracts for diesel fuel with several different suppliers for each of our travel centers; if one supplier has a local problem we may be able to obtain fuel supplies from other suppliers. Second, we maintain modest fuel inventories, generally less than three days of fuel sales. Modest inventories may mitigate the risk that we are required by competitive or contract conditions to sell fuel for less than its cost in the event of rapid price changes; however, the low fuel inventory could exacerbate our fuel supply risks. Third, we sell a majority of our diesel fuel at prices determined by reference to a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to maintain our margin per gallon despite changes in the price we pay for fuel.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2009, our internal control over financial reporting is effective.

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

        The remainder of the information required by Item 10 is incorporated by reference to our definitive proxy statement.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference to our definitive proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information.    We may grant options and common shares from time to time to our officers, directors, employees and other individuals who render services to us, subject to vesting requirements, under our Amended and Restated TravelCenters of America 2007 Equity Compensation Plan, or the Plan. An aggregate of 3,000,000 of our common shares were reserved to be issued under the Plan. In 2009 we issued 638,850 common shares to our directors, officers, employees and others who provide services to us. The terms of grants made under the Plan are determined by our board of directors or the compensation committee of our board of directors at the time of the grant. The following table is as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	None	1,414,020
Equity compensation plans not approved by security holders	None	None	None

Total	None	None	1,414,020

        The remainder of the information required by Item 12 is incorporated by reference to our definitive proxy statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is incorporated by reference to our definitive proxy statement.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 is incorporated by reference to our definitive proxy statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  a)
  Index to Financial Statements and Financial Statement Schedules

        The following consolidated financial statements and financial statement schedule of TravelCenters of America LLC are included on the pages indicated:

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)
Exhibits

2.1	Agreement and Plan of Merger, dated as of September 15, 2006, by and among TravelCenters of America, Inc., Hospitality Properties Trust, HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P. (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)
2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of January 30, 2007, by and among TravelCenters of America, Inc., Hospitality Properties Trust, HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P. (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed on February 2, 2007)
2.3
Purchase Agreement, dated as of May 30, 2007, by and among TravelCenters of America LLC, Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P. and the partners of Petro Stopping Centers, L.P. and of Petro Stopping Centers Holdings, L.P. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on June 4, 2007)
3.1	Certificate of Formation of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)
3.2	Composite Copy of Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (filed herewith)
3.3
Amended and Restated Bylaws of TravelCenters of America LLC, as amended and restated on January 25, 2010 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on January 28, 2010)
4.1	Form of share certificate (filed herewith)
10.1
Transaction Agreement, dated as of January 29, 2007, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)
10.2
Lease Agreement, dated as of January 31, 2007, by and among HPT TA Properties Trust and HPT TA Properties LLC, as Landlord, and TA Leasing LLC, as Tenant (Incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)
10.3
Guaranty Agreement, dated as of January 31, 2007, made by TravelCenters of America LLC, TravelCenters of America Holding Company LLC and TA Operating LLC, as Guarantors, for the benefit of HPT TA Properties Trust and HPT TA Properties LLC, as Landlord, under the Lease Agreement, dated as of January 31, 2007, by and among such Landlord and TA Leasing LLC (Incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)
10.4
Lease Agreement, dated as of May 30, 2007, by and among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and TA Operating LLC (as successor to Petro Stopping Centers, L.P.), as Tenant (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 4, 2007)
10.5
Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, under the Lease Agreement, dated as of May 30, 2007, by and among such Landlord and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 4, 2007)

10.6	Freightliner Express Operating Agreement, dated as of July 21, 1999, by and among Freightliner Corporation, TA Operating Corporation, and TA Franchise Systems, Inc. (Incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)
10.7
Amendment No. 1 to Operating Agreement, dated as of November 9, 2000, by and among Freightliner LLC, TA Operating Corporation, and TA Franchise Systems Inc. (Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)
10.8
Amendment No. 2 to Operating Agreement, dated as of April 15, 2003, by and among Freightliner LLC, TA Operating Corporation, and TA Franchise Systems, Inc. (Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)
10.9
Amendment No. 3 to Operating Agreement, dated as of July 26, 2006 by and among Freightliner LLC, TA Operating Corporation, and TA Franchise Systems, Inc. (Incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)
10.10*
Employment Agreement, dated as of February 27, 2007, by and among TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Operating LLC and Timothy L. Doane (Incorporated by reference to Exhibit 10.13 of Amendment No. 1 to our Registration Statement on Form S-1 filed on June 25, 2007, File No. 333-143814)
10.11*
Employment Agreement, dated as of February 27, 2007, by and among TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Operating LLC and James W. George (Incorporated by reference to Exhibit 10.14 of Amendment No. 1 to our Registration Statement on Form S-1 filed on June 25, 2007, File No. 333-143814)
10.12*
Employment Agreement, dated as of April 24, 2007, by and among TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Operating LLC and Steven C. Lee (Incorporated by reference to Exhibit 10.16 of Amendment No. 1 to our Registration Statement on Form S-1 filed on June 25, 2007, File No. 333-143814)
10.13
Loan and Security Agreement, dated as of November 19, 2007, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wachovia Capital Finance Corporation (Central), as Agent, the entities from time to time parties thereto as Lenders, Wachovia Capital Markets, LLC as Sole Lead Arranger, Manager and Bookrunner and National City Business Credit, Inc. as Syndication Agent (filed herewith)
10.14*
Form of Restricted Share Agreement under the 2007 Equity Compensation Plan of TravelCenters of America LLC (for restricted share grants under the plan prior to October 24, 2008) (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated November 30, 2007)
10.15*	Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 26, 2009)
10.16*
Form of Restricted Share Agreement under the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (for restricted shares granted under the plan on and after October 24, 2008) (filed herewith)

10.17	Amendment No. 1 to Loan and Security Agreement, dated as of June 30, 2008, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, Petro Stopping Centers, L.P., as borrowers, each of the guarantors under the agreement, the parties to the agreement from time to time as lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 11, 2008)
10.18
Deferral Agreement, dated as of August 11, 2008, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2008, filed on August 11, 2008)
10.19
Registration Rights Agreement, dated August 11, 2008, between TravelCenters of America LLC and Hospitality Properties Trust (Incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2008, filed on August 11, 2008)
10.20
Amendment No. 4 to Operating Agreement, dated as of August 12, 2008, by and between Daimler Trucks North America LLC, F/K/A Freightliner Corporation and Freightliner LLC, TA Operating LLC (successor by conversion to TA Operating Corp.), TA Franchise Systems LLC (successor by conversion to TA Franchise Systems, Inc.) and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 15, 2008)
10.21
First Amendment to Lease Agreement, dated as of March 17, 2008, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2008, filed on November 10, 2008)
10.22*
Separation Agreement, dated November 24, 2008, by and among TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Operating LLC and Larry W. Dockray (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 26, 2008)
10.23*
Retirement Agreement among TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Operating LLC and Joseph A. Szima, dated May 15, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 21, 2008)
10.24
First Amendment to Lease Agreement, dated as of May 12, 2008, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 14, 2008)
10.25
Amended and Restated Shareholders Agreement, dated December 16, 2009, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, HRPT Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC and Government Properties Income Trust (filed herewith)
10.26	Current Compensation Plan for Directors (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 26, 2009)
10.27
Amended and Restated Business Management and Shared Services Agreement, dated as of January 25, 2010, by and between TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 28, 2010)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TravelCenters of America LLC

        We have audited the accompanying consolidated balance sheets of TravelCenters of America LLC ("the Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2009. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2009 included in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TravelCenters of America LLC at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 24, 2010

TravelCenters of America LLC

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$155,632	$145,516
Accounts receivable (less allowance for doubtful accounts of $2,901 and $3,593 as of December 31, 2009 and 2008, respectively)	71,870	61,823
Inventories	129,185	128,962
Leasehold improvements receivable	6,768	14,437
Other current assets	47,143	58,269

Total current assets	410,598	409,007
Property and equipment, net	417,458	418,765
Intangible assets, net	28,885	34,545
Other noncurrent assets	28,419	27,480

Total assets	$885,360	$889,797

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$97,701	$82,164
Other current liabilities	121,984	118,787

Total current liabilities	219,685	200,951
Commitments and contingencies (Note 15)
Capitalized lease obligations	101,248	103,700
Deferred rental allowance	81,222	87,991
Deferred rent	90,000	30,000
Other noncurrent liabilities	78,452	64,828

Total liabilities	570,607	487,470
Shareholders' equity:
Common shares, no par value, 18,683,666 and 17,683,665 shares authorized at December 31, 2009 and 2008, respectively, and 17,269,646 and 16,631,545 shares issued and outstanding at December 31, 2009 and 2008, respectively	545,321	543,931
Accumulated other comprehensive income (loss)	815	(95)
Accumulated deficit	(231,383)	(141,509)

Total shareholders' equity	314,753	402,327

Total liabilities and shareholders' equity	$885,360	$889,797

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Years Ended December 31,
	2009	2008
Revenues:
Fuel	$3,588,682	$6,454,357
Nonfuel	1,097,279	1,189,597
Rent and royalties from franchisees	13,859	14,425

Total revenues	4,699,820	7,658,379
Cost of goods sold (excluding depreciation):
Fuel	3,358,809	6,179,034
Nonfuel	463,468	499,172

Total cost of goods sold (excluding depreciation)	3,822,277	6,678,206
Operating expenses:
Site level operating	597,493	638,534
Selling, general & administrative	78,642	97,057
Real estate rent	234,304	233,477
Depreciation and amortization	44,060	45,968

Total operating expenses	954,499	1,015,036

Loss from operations	(76,956)	(34,863)
Equity in income of equity investees	386	1,383
Interest income	2,071	7,013
Interest expense	(14,474)	(12,999)

Loss before income taxes	(88,973)	(39,466)
Provision for income taxes	901	735

Net loss	$(89,874)	$(40,201)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, (net of taxes of $321 and $(463), respectively)	910	(1,367)

Comprehensive loss	$(88,964)	$(41,568)

Weighted average shares outstanding:
Basic	16,694	15,162
Diluted	16,694	15,162
Loss per common share:
Basic and diluted	$(5.38)	$(2.65)

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(89,874)	$(40,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash rent expense	63,658	37,944
Share based compensation expense	1,445	878
Depreciation and amortization	44,060	45,968
Equity in income of equity investees	(386)	(1,383)
Amortization of deferred financing costs	3,408	708
Provision for doubtful accounts	164	2,225
Changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(10,092)	46,597
Inventories	(147)	18,933
Other current assets	11,743	(20,930)
Accounts payable and other accrued liabilities	20,290	(82,460)
Cash received for tenant improvements	8,466	77,393
Other, net	(27)	(6,219)

Net cash provided by operating activities	52,708	79,453

Cash flows from investing activities:
Investment in equity investees	(5,134)	(6,970)
Proceeds from asset sales	175	2,739
Capital expenditures	(37,685)	(83,249)

Net cash used in investing activities	(42,644)	(87,480)

Cash flows from financing activities:
Refund of cash security for letters of credit	—	4,801

Net cash provided by financing activities	—	4,801
Effect of exchange rate changes on cash	52	(134)

Net increase (decrease) in cash	10,116	(3,360)
Cash and cash equivalents at the beginning of the period	145,516	148,876

Cash and cash equivalents at the end of the period	$155,632	$145,516

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
December 31, 2007	$539,476	$(101,308)	$1,272	$439,440
Shares issued under deferral agreement	3,577	—	—	3,577
Grants under equity incentive plan	878	—	—	878
Net loss	—	(40,201)		(40,201)
Foreign currency translation adjustment, net of tax	—	—	(1,367)	(1,367)

Comprehensive loss	—	—	—	(41,568)

December 31, 2008	543,931	(141,509)	(95)	402,327
Grants under equity incentive plan	1,445	—	—	1,445
Shares issued in public offering	(55)	—	—	(55)
Net loss		(89,874)	—	(89,874)
Foreign currency translation adjustment, net of tax	—	—	910	910

Comprehensive loss	—	—	—	(88,964)

December 31, 2009	$545,321	$(231,383)	$815	$314,753

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

        At December 31, 2009, our geographically diverse business included 233 travel centers in 41 U.S. states and in Canada. As of December 31, 2009, we operated 188 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 45 of these travel centers including 10 travel centers which our franchisees sublease from us and 35 travel centers which our franchisees own or lease from other parties.

        Our travel centers typically include 20 to 25 acre sites and provide our customers with diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel and convenience stores and other driver amenities. We also collect rents and franchise royalties from our franchisees.

        We were formed as a Delaware limited liability company on October 10, 2006. Our initial nominal capitalization was provided by Hospitality Properties Trust, or HPT, on our formation date. We were a wholly owned, indirect subsidiary of HPT, and we conducted no business activities until January 31, 2007.

        On January 31, 2007, HPT acquired Travel Centers of America, Inc., our predecessor, through a merger of one of its subsidiaries with TravelCenters of America, Inc. HPT then restructured the business of our predecessor and distributed our then outstanding shares to its shareholders in a spin off transaction. The principal effects of the restructuring were that (i) our predecessor became our 100% owned subsidiary, (ii) subsidiaries of HPT became owners of the real estate at substantially all of the travel centers and certain other assets previously owned by our predecessor as of January 31, 2007, (iii) we entered a lease for that real estate and those other assets, which we refer to as the TA Lease, and (iv) all of the outstanding indebtedness of our predecessor was repaid in full. Herein we refer to this series of transactions as the HPT Transaction. We retained the balance of the assets previously owned by our predecessor and continue their operation.

        On May 30, 2007, we acquired Petro Stopping Centers, L.P., or Petro, from Petro Stopping Centers Holdings, L.P., or Petro Holdings. Also on May 30, 2007, HPT acquired Petro Holdings, which owned the real estate of 40 Petro travel centers. Simultaneously with HPT's acquisition of this real estate, we leased these 40 travel centers from HPT. We refer to this lease as the Petro Lease.

2. Summary of Significant Accounting Policies

        Accounting Standards Codification.    In June 2009, the Financial Accounting Standards Board, or FASB, issued The FASB Accounting Standards CodificationTM, or the Codification. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP, and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not cause any material changes to our current accounting practices.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Principles of Consolidation.    Our consolidated financial statements include the accounts of TravelCenters of America LLC and its wholly owned domestic and foreign subsidiaries (collectively, we, us or the Company) after eliminating intercompany transactions, profits and balances. We use the equity method of accounting for investments in entities when we have the ability to significantly influence, but not control, the investee's operating and financial policies, typically when we own 20% to 50% of the investee's voting stock.

        In June 2009 the FASB issued new guidance that is contained in the Consolidation Topic of the Codification that eliminates some exceptions that were previously included in GAAP related to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The new guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying previously issued rules related to variable interest entities. The elimination of the qualifying special purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. These new requirements will be effective for us as of January 1, 2010. We are currently assessing the potential impacts of adopting the new requirements, if any, on our consolidated financial statements.

        Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Revenue Recognition.    We recognize sales revenues and related costs at the time of delivery of motor fuel to customers at either the terminal or the customer's facility for wholesale fuel sales and at the time of final sale to consumers at our company operated travel centers for retail fuel and nonfuel sales. We record the estimated cost to us of the redemption by customers of our loyalty program points as a discount against gross sales in determining net sales presented in our consolidated statement of operations and comprehensive income (loss).

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

        We collect and recognize franchise royalty revenues monthly. We determine royalty revenues as a percentage of the franchisees' revenues. We recognize initial franchise fee revenues when the franchisee opens for business under our brand name, which is when we have fulfilled all of our initial obligations under the related agreements. We did not recognize any initial franchise fees in revenue in 2009 or 2008.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Motor Fuel and Sales Taxes.    We collect certain motor fuel and sales taxes from consumers and remit those taxes to the appropriate governmental agency. We exclude these collections and payments from the accompanying consolidated statements of operations and comprehensive income (loss).

        Earnings Per Share.    We calculate basic earnings per common share by dividing net income or loss (and income from continuing operations, cumulative effect of a change in accounting, extraordinary items and/or discontinued operations, if applicable) by the weighted average number of common shares outstanding during the year. We calculate diluted earnings per common share by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive share securities, using the treasury stock method.

        Effective January 1, 2009, we adopted the guidance added to the Earnings Per Share Topic of the Codification that clarifies whether instruments granted in share based payment transactions should be included in the computation of earnings per share prior to vesting. Under this section of the Codification, unvested share based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the calculation of basic and diluted earnings per share for all periods presented. Accordingly, we adjusted basic and diluted earnings per share for 2008 to reflect the new guidance in the Codification. See Note 3 for further discussion.

        Cash and Cash Equivalents.    We consider all highly liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents. The carrying amount of cash and cash equivalents is equal to its fair value.

        Accounts Receivable and Allowance for Doubtful Accounts.    We record trade accounts receivable at the invoiced amount. Our accounts receivable do not bear interest. The recorded allowance for doubtful accounts is our best estimate of the amount of probable losses in our existing accounts receivable. We determine the allowance based on customer risk assessment and historical write off experience. We review past due balances over specific amounts and in excess of specified amounts individually for collectability. We review all other balances for collectability on a pooled basis by type of receivable. We charge off account balances against the allowance when we feel it is probable the receivable will not be recovered.

        Inventories.    We state our inventories at the lower of cost or market value. We determine cost principally on the weighted average cost method.

        Other current assets.    Other current assets primarily consisted of prepaid expenses, expected future recoveries of environmental expenditures, and supplier deposits. Total supplier deposits at December 31, 2009 and 2008, were $31,109 and $41,572, respectively.

        Property and Equipment.    We recorded property and equipment we acquired as a result of the HPT Transaction and Petro Acquisition based on their fair market values as of the date of those

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

transactions. We record all other property and equipment at cost. We depreciate our property and equipment on a straight line basis generally over the following estimated useful lives of the assets:

Buildings and site improvements	15-40 years
Machinery and equipment	3-15 years
Furniture and fixtures	5-10 years

        We depreciate leasehold improvements over the shorter of the lives shown above or the remaining term of the underlying lease. Although they are legally owned by HPT, the assets related to the qualifying tenant improvements funded by HPT under the tenant improvements allowance remain on our balance sheet after the funding by HPT and are amortized over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter, as depreciation and amortization expense. We account for these leasehold improvements funded through a rental allowance as lease incentives. Amortization expense related to assets recorded under capitalized lease obligations is included in depreciation and amortization expense.

        We charge repair and maintenance costs to expense as incurred, while we capitalize major renewals and betterments. We remove the cost and related accumulated depreciation of property and equipment sold, replaced or otherwise disposed of from the accounts. We recognize any resulting gains or losses in operations. See Note 5.

        Intangible Assets.    We initially recognized acquired intangible assets, other than goodwill, based on their fair values in accordance with the FASB's guidance regarding business combinations. This guidance requires an allocation of purchase price to all assets and liabilities acquired, including those intangible assets that arise from contractual or other legal rights or are otherwise capable of being separated or divided from the acquired entity (but excluding goodwill), based on the fair values of the acquired assets and liabilities. Any excess of acquisition cost over the fair value of the acquired net assets is recorded as goodwill. We expense as incurred the costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives or that are inherent in a continuing business and related to the entity as a whole. We amortize the recorded cost of intangible assets with finite lives on a straight line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them. We do not amortize goodwill and intangible assets with indefinite lives but instead we review these assets each year (or more frequently if impairment indicators arise) for impairment. See Note 6.

        Internal Use Software Costs.    During the application development stage of an internal use computer software project, we capitalize (i) the external direct costs of materials and services consumed in developing or obtaining the internal use computer software, (ii) to the extent of time spent directly on the project, payroll costs of employees directly associated with, and who devote time to, the project, and (iii) related interest costs incurred. Internal and external costs incurred in the preliminary project stage and post-implementation stage, such as for exploring alternative technologies, vendor selection and maintenance, are expensed as incurred, as are all training costs. We account for the costs of significant upgrades and enhancements that result in additional functionality in the same manner as similar costs for new software projects. We expense as incurred the costs of all other upgrades and

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

enhancements. The amounts capitalized in accordance with this policy are included in the property and equipment balances in our consolidated balance sheet.

        Impairment of Long Lived Assets.    We recognize impairment charges when the carrying value of a long lived asset group to be held and used in the business is not recoverable and exceeds its fair value, and when the carrying value of a long lived asset to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. We recognize such impairment charges in the period during which the circumstances surrounding an asset to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset is made. We perform such tests at the individual travel center level. In addition, we subject intangible assets to further evaluation and recognize impairment charges when events and circumstances indicate the carrying value of the intangible asset exceeds the fair market value of the asset. We include impairment charges, when required, in depreciation and amortization expense in our consolidated statement of operations and comprehensive income (loss).

        Deferred Financing Costs.    We capitalize costs incurred to borrow and we amortize that cost as interest expense over the term of the related borrowing. Deferred financing costs were $824 and $1,109 at December 31, 2009 and 2008, respectively, net of accumulated amortization of $566 and $281, respectively, and are included in other noncurrent assets in our consolidated balance sheet. Future amortization of deferred financing fees to be recognized by us during the term of our revolving credit facility is approximately $285 in 2010 through 2011 and $254 in 2012.

        Pursuant to the rent deferral agreement described in Note 9, on August 11, 2008, we issued 1,540,000 common shares to HPT that were valued in the aggregate at $3,577, their estimated fair value based on the closing price of our common shares on the date of issuance and the terms of the deferral agreement, and that were recorded in our consolidated financial statements as an increase in shareholders' equity with an offsetting increase in a deferred financing cost asset that was fully amortized and included in interest expense over the period through December 31, 2009. Accumulated amortization of this deferred financing cost was $3,577 and $454 as of December 31, 2009 and 2008, respectively.

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

        Share Based Employee Compensation.    We recognize compensation cost related to share based payment transactions in the financial statements based on the fair value at the grant date. The awards made under our equity incentive plan to date have consisted of share grants, and not share options. Shares issued to directors vest immediately, shares issued to others vest over four years to nine years. The compensation expense related to share grants is determined based on the market value of our shares on the date of grant, for employees, or vesting date, for nonemployees, as appropriate, with the aggregate value of the granted shares amortized to expense over the related vesting period. We include share based compensation expense in selling, general and administrative expenses in our consolidated statement of operations and comprehensive income (loss). See Note 10 for further discussion of our share based compensation plans and related amounts recognized.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Environmental Remediation.    We record the expense of remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. We include remediation expenses within site level operating expenses in our consolidated statement of operations and comprehensive income (loss). Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. We record a receivable if recoveries of remediation costs from third parties are probable. The accrual for environmental matters is included in other noncurrent liabilities in our consolidated balance sheet, with the amount estimated to be expended within the subsequent twelve months included in other current liabilities.

        Self Insurance Reserves.    We are partially self insured with respect to general liability, workers' compensation, motor vehicle and group health benefits claims up to certain stop loss amounts. We establish provisions under these partial self insurance programs for both estimated losses on known claims and claims incurred but not reported, based on claims histories and using actuarial methods. At December 31, 2009 and 2008, our aggregate recorded liabilities related to these partial self insurance programs were $29,692 and $26,602, respectively, which amounts we believe were adequate to cover both reported and incurred but not reported claims.

        Asset Retirement Obligations.    We recognize the future costs to remove our underground storage tanks, and to remove leasehold improvements as required at expiration of the respective leases, over the estimated useful lives of each tank or leasehold improvement. We record a liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long lived asset at the time an underground storage tank or leasehold improvement is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the lesser of the remaining life of the respective underground storage tank or leasehold improvement. We base the estimated liability on our historical experiences in removing these assets, estimated useful lives, external estimates as to the cost to remove the assets in the future and regulatory and/or contractual requirements. The liability is a discounted liability using a credit adjusted risk free rate. Revisions to the liability could occur due to changes in removal costs, asset useful lives or if new regulations regarding the removal of such tanks are enacted and/or amendments to the lease contracts are negotiated. See Note 5.

        Leasing Transactions.    Leasing transactions are a material part of our business. The following summarize various aspects of our accounting for leasing transactions and the related balances.

  •
  Operating Lease Expense.  We charge rent under operating leases without scheduled rent increases to expense over the lease term as it becomes payable. Certain operating leases specify scheduled rent increases over the lease term. We recognize the effects of those scheduled rent increases in rent expense over the lease term on a straight line basis.

  •
  Leasehold improvements receivable.  In connection with the commitment by HPT to fund up to $125,000 of capital projects at the sites we lease under the TA Lease, we recognized a receivable of the discounted value of the expected future amounts to be received from HPT, based upon our expected timing of receipt of these future payments. We are accreting this receivable over the time this receivable is expected to be received, and such accretion is recognized as interest income.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

  •
  Capitalized Lease Obligations.  The HPT Transaction required us to recognize in our consolidated balance sheet the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from HPT because more than a minor portion of those travel centers is subleased to third parties, and one travel center did not qualify for operating lease treatment for other reasons. Accordingly, we recorded the leased assets at these travel centers at an amount equal to HPT's recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as capital lease obligations in our consolidated balance sheet. We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the capital lease obligations and a portion as interest expense in our consolidated statement of operations and comprehensive income (loss). We determine the allocation of these rent payments to the liability and to interest expense using the effective interest method.

  •
  Deferred Rental Allowance.  In connection with the commitment by HPT to fund up to $125,000 of capital projects at the sites we lease under the TA Lease, we recognized a deferred rental allowance for the amount of our unearned tenant improvements allowance, which initially was equal to the leasehold improvements receivable. We amortize the deferred rental allowance on a straight line basis over the term of the lease as a reduction to rent expense.

        Income Taxes.    We establish deferred income tax assets and liabilities to reflect the future tax consequences of differences between the tax bases and financial statement bases of assets and liabilities. We reduce the measurement of deferred tax assets, if necessary, by a valuation allowance when it is no longer more likely than not the deferred tax asset will be realized.

        We adopted the provisions of the Income Taxes Topic of the Codification with respect to uncertain income tax positions upon our inception as a new company on January 31, 2007. As required by the Income Taxes Topic, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount we recognize in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of interest expense and general and administrative expense, respectively. We have concluded that the effects of uncertain tax positions, if any, are not material to our consolidated financial statements.

        Concentration of Credit Risk.    We grant credit to our trucking company customers and are therefore exposed to a concentration of our accounts receivable from that one industry. We may require letters of credit or other collateral from customers based on our evaluation of their credit worthiness. We maintain allowances for doubtful accounts receivable based on historical payment patterns, aging of accounts receivable, periodic review of our customers' financial condition and actual write off history.

        Fair Value of Financial Instruments.    The fair values of financial instruments classified as current assets or current liabilities approximate the carrying values due to the short term maturity of the instruments.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Subsequent Events.    Effective June 30, 2009, we adopted the Subsequent Events Topic of the Codification. This topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. We have evaluated subsequent events through February 24, 2010, which represents the date the financial statements were issued, for inclusion in this Form 10-K.

3. Earnings Per Share

        The following table presents the determination of the number of shares outstanding for the calculation of earnings per common share. As discussed in Note 2, new requirements under the Earnings Per Share Topic of the Codification became effective for us on January 1, 2009. Accordingly, we have included the unvested shares granted under our equity incentive plan in the calculation of basic and diluted earnings per share as participating securities. We adjusted basic and diluted earnings per share for prior periods to reflect the new requirements. For the years ended December 31, 2009 and 2008, a total of 1,074,980 and 719,750, respectively, of our outstanding unvested common shares issued under our equity incentive plan would have had an anti-dilutive effect on our loss per common share and were therefore not included in the calculation of diluted earnings per share.

	Years Ended December 31,
	2009	2008
Determination of shares:
Weighted average common shares outstanding(1)	15,961	14,833
Weighted average participating securities	733	329

Basic weighted average common shares outstanding	16,694	15,162

Diluted weighted average common shares outstanding	16,694	15,162

Basic earnings (loss) per common share	$(5.38)	$(2.65)
Diluted earnings (loss) per common share	$(5.38)	$(2.65)

(1)
Excludes unvested shares issued under our equity incentive plan.

4. Inventories

        Inventories at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Nonfuel merchandise	$97,201	$109,842
Petroleum products	31,984	19,120

Total inventories	$129,185	$128,962

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

5. Property and Equipment

        Property and equipment, at cost, as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
Land	$103,832	$104,486
Buildings	123,816	111,680
Machinery, equipment and furniture	135,516	123,065
Leasehold improvements	126,565	112,446
Construction in progress	22,077	26,834

	511,806	478,511
Less: accumulated depreciation and amortization	94,348	59,746

Property and equipment, net	$417,458	$418,765

        Total depreciation expense for the years ended December 31, 2009 and 2008 was $37,278 and $39,485, respectively. The following table shows the amounts of property and equipment owned by HPT but recognized in our consolidated balance sheet and included within the balances of property and equipment shown in the table above, as a result of the required accounting for the assets funded by HPT under the tenant improvements allowance and for the assets that we lease from HPT that did not qualify for sale/leaseback accounting or otherwise accounted for as capital leases.

	2009	2008
Land	$84,363	$84,363
Buildings	21,384	21,384
Machinery, equipment and furniture	1,873	1,873
Leasehold improvements	107,276	93,157

	214,896	200,777
Less: accumulated depreciation and amortization	6,507	4,276

Property and equipment, net	$208,389	$196,501

        We are obligated to remove underground storage tanks and to remove certain other assets at certain sites we lease. Under our leases with HPT, we are obligated to pay to HPT at lease expiration an amount equal to an estimate of the asset retirement obligation we would have if we owned the underlying asset. We evaluate our asset retirement obligations based on estimated tank useful lives, internal and external estimates of the cost to remove the tanks and related obligations in the future, and regulatory or contractual requirements. The following table shows a reconciliation of our asset

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

5. Property and Equipment (Continued)

retirement obligation liability, which is included within other noncurrent liabilities in our consolidated balance sheets.

	Years Ended December 31,
	2009	2008
Balance at beginning of period	$14,749	$14,020
Liabilities acquired	168	17
Liabilities settled	(531)	(323)
Accretion expense	1,058	1,035

Balance at end of period	$15,444	$14,749

6. Intangible Assets

        We record acquired intangible assets based on their fair values as of their acquisition dates. Intangible assets, net, as of December 31, 2009 and 2008, consisted of the following:

	2009	2008
Amortizable intangible assets:
Agreements with franchisees	$25,527	$28,448
Leasehold interest	3,174	3,174
Other	3,203	3,203

Total amortizable intangible assets	31,904	34,825
Less: accumulated amortization	(10,925)	(8,186)

Net carrying value of amortizable intangible assets	20,979	26,639
Carrying value of trademarks	7,906	7,906

Intangible assets, net	$28,885	$34,545

        Total amortization expense for amortizable intangible assets for the years ended December 31, 2009 and 2008 was $3,338 and $4,443, respectively. We estimate the aggregate amortization expense for our amortizable intangible assets to be $2,989 for both 2010 and 2011, $2,012 for 2012, $1,296 for 2013, $1,281 for both 2014 and 2015. We amortize our amortizable intangible assets over a weighted-average period of 11.2 years. During 2009, we wrote off intangible assets in the amount of $2,322 related to four franchise agreements with one franchisee that terminated in January 2010. During 2008, we terminated two franchise agreements and we wrote off the intangible assets related to those franchise agreements in the amount of $974. We included these charges in depreciation and amortization expense in our consolidated statements of operations.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

7. Other Current Liabilities

        Other current liabilities, as of December 31, 2009 and 2008, consisted of the following:

	2009	2008
Taxes payable, other than income taxes	$36,231	$34,000
Accrued wages and benefits	27,680	28,325
Interest payable	1,127	982
Rent payable to HPT, excluding deferred rent	13,946	13,283
Loyalty program points reserve	8,828	10,024
Deferred rental allowance	6,769	6,769
Environmental reserve	6,012	5,559
Accrued capital expenditures	2,757	3,800
Other accrued liabilities	18,634	16,045

Total other accrued liabilities	$121,984	$118,787

8. Revolving Credit Facility

        In November 2007 we entered a $100 million revolving credit agreement, or credit facility, with a group of commercial banks. Under this credit facility, a maximum of $100,000 may be drawn, repaid and redrawn until maturity in November 2012. The maximum amount is subject to limits based on qualified collateral. On July 8, 2008, we entered an amendment to the credit facility to add as qualified collateral certain receivables and inventory related to our Petro sites, which assets had been previously excluded from the collateral supporting our credit facility. The credit facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Credit facility borrowings bear interest at LIBOR plus a spread that is currently 100 basis points, subject to adjustment based upon facility availability, utilization and other requirements. The credit facility is collateralized principally by certain of our cash accounts, accounts receivable and inventory. Although the $68,927 of cash in the pledged cash accounts as of December 31, 2009 is not restricted as to withdrawal or usage, the withdrawal or usage of cash in pledged accounts to an amount below $31,533 as of December 31, 2009, would have resulted in a reduction in the maximum amount available to us under the credit facility.

        The credit facility requires us to maintain certain amounts of collateral, limits our ability to incur debt and liens, restricts our ability to make certain investments and pay dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and has other customary covenants and conditions. The credit facility provides for acceleration of principal and interest payments upon an event of default. Events of default include, but are not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the credit facility, and our default of the lease agreements with HPT or our business management and shared services agreement with Reit Management & Research LLC, or RMR.

        At December 31, 2009 and 2008, there were no borrowed amounts outstanding under our revolving credit facility. At December 31, 2009 and 2008, we had outstanding $65,682 and $68,925, respectively, of letters of credit issued under this facility, securing certain purchases, insurance, fuel tax

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

8. Revolving Credit Facility (Continued)

and other trade obligations. These letters of credit reduce the amount available for borrowing under the credit facility.

9. Leasing Transactions

        As a lessee.    We have entered into lease agreements covering most of our travel center locations, warehouse and office space, computer and office equipment and vehicles, with the most significant leases being the two we have entered with HPT as further described below. Certain leases include renewal options, and certain leases include escalation clauses and purchase options. Future minimum lease payments required under our operating and capital leases that had remaining noncancelable lease terms in excess of one year, as of December 31, 2009, were as follows:

Year ending December 31,	Total
2010	$248,032
2011	251,320
2012	254,828
2013	253,401
2014	252,912
Thereafter	2,089,014

Total	$3,349,507

        Rent expense under our operating leases consisted of the following:

	Years Ended December 31,
	2009	2008
Minimum rent	$242,578	$241,372
Minimum rent included in interest expense	9,076	9,369
Contingent rent	122	124

Total rent expense	$251,776	$250,865

        The TA Lease and the Petro Lease that we entered with HPT are "triple net" leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, inventories, services to customers, repairs and maintenance, insurance, real estate and personal property taxes, environmental related expenses and ground lease payments. The TA Lease, covering 145 properties, expires on December 31, 2022, and minimum rent increases annually during the first six years of the lease term from $153,500 to $175,000 and may increase if HPT funds or reimburses the cost in excess of $125,000 (see below) for improvements to the leased TA travel centers. The Petro Lease, covering 40 properties, expires on June 30, 2024, subject to extension by us for all but not less than all of the leased Petro travel centers for up to two additional periods of 15 years each, and requires minimum annual rent of $62,225. Beginning in 2012 and 2013, respectively, the TA Lease and Petro Lease require us to pay additional rent equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased travel centers over base amounts. The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

9. Leasing Transactions (Continued)

reference to changes in the consumer price index. In addition to the minimum rents described above, we are required to pay directly to the parties from whom HPT leases the sites, the underlying ground lease rents at those sites subleased to us by HPT; for certain sites, HPT has exercised purchase options or otherwise acquired the leased properties that had previously been subleased to us and we now pay the related ground lease rents to HPT.

        Although the minimum lease payments under the TA Lease are scheduled to increase over time, we are required, under GAAP, to recognize expense related to these payments in equal annual amounts for the term of the lease, or $170,696 per year. The following table sets forth the amounts of minimum lease payments required under our leases with HPT in each of the years shown.

Year ending December 31,	TA and Petro Leases	Rent for Ground Leases Acquired by HPT	Total Minimum Lease Payments Due to HPT
2010	$230,965	$4,866	$235,831
2011	235,882	4,919	240,801
2012	240,882	4,974	245,856
2013	241,299	4,861	246,160
2014	241,299	4,635	245,934
2015 and thereafter	2,029,655	26,494	2,056,149

        Under the TA Lease, we can receive funding from HPT for certain tenant improvements we make to properties owned by HPT with no increase in our rent payable to HPT. All improvements funded by HPT under this tenant improvements allowance are owned by HPT. The amount of such funding originally was limited to $125,000 with no more than $25,000 of funding permitted in any one year; provided, however, none of the $125,000 of tenant improvements allowance was available to be drawn after December 15, 2015. On May 12, 2008, we and HPT amended the TA Lease. This lease amendment permits us to request funding from HPT for qualified improvements which we have made or may make to the travel centers leased from HPT under the TA Lease on an expedited basis. In the event that we elect to receive funding for these tenant improvements before the time contractually permitted by the original lease terms, HPT's tenant improvements allowance amount is discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease. We record the discounted amount of the remaining uncollected tenant improvements allowance in our consolidated balance sheets as leasehold improvements receivable. We may request that HPT fund amounts in excess of the amounts referred to above in return for minimum rent increases according to formulas.

        During the years ended December 31, 2009 and 2008, we received funding of $8,466 and $77,393, respectively, from HPT for qualifying tenant improvements. At December 31, 2009, $7,285 of the $125,000 total amount of the tenant improvements allowance remained available from HPT, which amount would be discounted in accordance with the amended lease to the extent that those funds are received on an accelerated basis.

        On August 11, 2008, we entered a rent deferral agreement with HPT. Under the terms of the deferral agreement we have the option to defer our monthly rent payments to HPT by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010, and we were not obligated to pay

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

9. Leasing Transactions (Continued)

cash interest on the deferred rent through December 31, 2009; however, pursuant to the deferral agreement, we issued 1,540,000 of our common shares to HPT. See Note 10 for a further description of this transaction. The rent which has been deferred and remains unpaid and additional rent amounts that are deferred after December 31, 2009, accrue interest payable in cash to HPT monthly at the rate of 1% per month, beginning January 1, 2010. No additional rent deferrals are permitted for rent periods after December 31, 2010. Any deferred rent (and interest thereon) not previously paid is due to HPT on July 1, 2011. This rent deferral agreement has change of control covenants so that amounts deferred will be immediately payable to HPT in the event we experience a change of control while deferred rent is unpaid. As of December 31, 2009 and 2008, we had deferred an aggregate of $90,000 and $30,000, respectively, of rent payable to HPT.

        As described above, HPT committed as part of our TA Lease to fund up to $125,000 of qualifying tenant improvements at those leased properties. We recognized and accounted for this $125,000 in 2007 as a tenant improvements allowance. This accounting resulted in the following:

  •
  We recognized an asset on our balance sheets that we refer to as our leasehold improvements receivable, which represents our right to receive these amounts in the future, at their discounted value, based upon our expected timing of receipt of future payments from HPT.

  •
  We recognized a liability on our balance sheets that we refer to as our deferred rental allowance, which represents the amount of our unearned tenant improvements allowance from HPT. We reduce this liability by a portion of each rent payment made to HPT.

  •
  We are accreting the leasehold improvements receivable over the time this receivable is expected to be received, and we recognize such accretion as interest income. Interest income related to this accretion for the years ended December 31, 2009 and 2008 was $796 and $3,511, respectively.

  •
  We amortize the deferred rental allowance over the period of the lease on a straight line basis with an offsetting reduction to rent expense. This reduction for both of the years ended December 31, 2009 and 2008 was $6,769. At December 31, 2009, the unamortized balance of the deferred rental allowance was $87,991, of which $6,769 was included in other current liabilities and $81,222 was included as a noncurrent liability in our consolidated balance sheet. At December 31, 2008, the unamortized balance of the deferred rental allowance was $94,760, of which $6,769 was included in other current liabilities and $87,991 was included as a noncurrent liability in our consolidated balance sheet.

  •
  Although they are legally owned by HPT, we retain the assets related to the qualifying tenant improvements on our balance sheet after they are funded by HPT and we amortize those assets over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter, as depreciation and amortization expense.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

9. Leasing Transactions (Continued)

        The following table summarizes the various amounts related to the leases with HPT and other lessors that are reflected in real estate rent expense in our consolidated statements of operations and comprehensive income (loss):

	Years Ended December 31,
	2009	2008
Minimum base rent cash payments for TA Lease and Petro Lease	$166,508	$191,144
Rent for improvements sold to HPT	122	122
Rent for ground leases acquired by HPT	4,812	4,461

Total rent payments to HPT	171,442	195,727
Required straight line rent adjustments	10,030	13,988
Difference between rent accrued and rent paid	1,108	870
Rent deferred under rent deferral agreement	60,000	30,000
Less capital lease obligation amortization	(2,452)	(2,159)
Less amount recognized as interest	(9,076)	(9,369)
Less deferred leasehold improvements allowance amortization	(6,769)	(6,769)

Rent to HPT recognized as rent expense	224,283	222,288
Expense related to rents paid to others	10,021	11,189

Total real estate rent expense	$234,304	$233,477

        Other current liabilities in our consolidated balance sheets at December 31, 2009 and 2008, included $13,946 and $13,283, respectively, for rent due to HPT, excluding deferred rent. Other noncurrent liabilities in our consolidated balance sheet at December 31, 2009 and 2008, included $90,000 and $30,000, respectively, of deferred rent payable to HPT under the deferral agreement.

        As a lessor.    Ten of the travel centers we lease from HPT are subleased to franchisees under operating lease agreements. Prior to the HPT Transaction, our predecessor owned these sites and leased them to these franchisees. The lease agreements with the franchisees provide for initial terms of 10 years with two renewal terms of five years each. These leases include rent escalations that are contingent on future events, namely inflation or our funding capital improvements. Rent revenue from these operating leases totaled $4,997 and $4,880 for the years ended December 31, 2009 and 2008, respectively. All of the existing leases will expire in 2012. Future minimum lease payments due to us under these operating leases as of December 31, 2009 were as follows:

Year ending December 31,	Total
2010	$3,979
2011	3,979
2012	2,350

Total	$10,308

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. Shareholders' Equity

        Pursuant to the rent deferral agreement described in Note 9, on August 11, 2008, we issued to HPT 1,540,000 common shares, approximately 9.6% of our shares then outstanding after this new issuance. This rent deferral agreement also includes a prohibition on share repurchases and dividends by us while any deferred rent remains unpaid. The shares issued to HPT were valued in the aggregate at $3,577, their estimated fair value based on the closing price of our common shares on the date of issuance and the terms of the deferral agreement, and were recorded in our consolidated financial statements as an increase in shareholders' equity with an offsetting increase in a deferred financing cost asset that was amortized into interest expense over the period from August 2008 through December 2009.

        Equity Incentive Plans.    An aggregate of 3,000,000 of our common shares were authorized for issuance under the terms of our Amended and Restated 2007 Equity Compensation Plan, or the Plan. We awarded a total of 638,850 and 612,800 common shares under the Plan during 2009 and 2008, respectively, with aggregate market values of $2,673 and $746, respectively, based on the closing prices of our common shares on the exchange on which they are traded on the dates of the awards. During the years ended December 31, 2009 and 2008, we recognized total stock compensation expense of $1,445 and $878, respectively.

        The weighted average grant date fair value of unvested common shares issued in 2009 and 2008 was $4.17 and $1.22, per share, respectively. The total fair value on the vesting dates of common shares that vested during 2009 and 2008 was $1,298 and $239, respectively. Shares issued to directors vest immediately and the related compensation expense is recognized at the grant date. Shares issued to others vest over four years to nine years and the related compensation expense is recognized in expense ratably over the vesting periods. As of December 31, 2009, 1,414,020 shares remained available for issuance under the Plan. As of December 31, 2009, there was a total of $5,168 of share based compensation related to unvested shares that will be amortized to expense over a weighted average remaining service period of 5.8 years. The following table sets forth the number and weighted average grant date fair value of unvested common shares and common shares issued under the Plan for the year ended December 31, 2009.

	Number Of Unvested Shares	Weighted Average Grant Date Fair Value Per Share
Balance as of December 31, 2008	719,750	$5.60
Granted during 2009	638,850	$4.17
Vested during 2009	(282,870)	$2.28
Forfeited/canceled	(750)	$3.37

Balance as of December 31, 2009	1,074,980	$5.01

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

11. Income Taxes

        Our predecessor's federal income tax returns for 2004 through January 31, 2007, are subject to possible examination by the Internal Revenue Service, or IRS, and certain of our predecessor's state income tax returns for 2002 through January 31, 2007, are subject to possible examination by the respective state tax authorities. Additionally, our state and federal income tax returns for periods subsequent to January 31, 2007 are subject to possible examination by the respective tax authorities. We believe we have made adequate provision for income taxes and interest and penalties on unpaid income taxes that may be become payable for years not yet examined.

        The provision (benefit) for income taxes was as follows:

	Years Ended December 31,
	2009	2008
Current tax provision:
Federal	$—	$—
State	901	735
Foreign	—	—

	901	735
Deferred tax provision (benefit):
Federal	(24,610)	(20,786)
State	(2,835)	(2,443)
Foreign	(149)	(137)

	(27,594)	(23,366)

Total tax provision (benefit)	(26,693)	(22,631)
Valuation allowance	27,594	23,366

Net tax provision (benefit)	$901	$735

        Because of our short history and operating losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income. We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized. If and when we believe it is more likely than not we will recover our deferred tax assets, we will record these assets as an income tax benefit in the consolidated statement of operations, which will affect our results of operations. As a result of the large volume of public trading in our shares during 2007, our use of our 2007 federal net operating loss and other tax credit carry forwards is generally not available to us for the purpose of offsetting future taxable income because of certain Internal Revenue Code, or IRC, provisions regarding changes in ownership of our common shares. As of December 31, 2009, our federal net operating loss carry forward that is currently not restricted by the IRC provisions was approximately $158,681. Our ability to utilize the federal net operating loss and other tax credit carry forwards generated after 2007 is currently not restricted by application of these IRC provisions, but could be subject to limitation based on changes in ownership of our common shares. Our net operating losses will begin to expire in 2027.

        Our effective tax rate for the years ended December 31, 2009 and 2008, was a provision of 1.0% and 1.9%, respectively, which differed from the statutory rate primarily due to recognition of a

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

11. Income Taxes (Continued)

valuation allowance against our net deferred tax assets and to certain state income taxes that are due without regard to our net operating losses.

        The principal reasons for the difference between our effective tax (benefit) rate and the U.S. Federal statutory income tax (benefit) rate of 35% is as follows:

	Years Ended December 31,
	2009	2008
U.S. federal statutory rate applied to income before taxes	$(31,141)	$(13,813)
State income taxes, net of federal income tax benefit	(3,215)	(1,280)
Impairment charge	—	364
Benefit of tax credits	(1,155)	(912)
Taxes on foreign income at different than U.S. rate	(149)	(137)
Change in valuation allowance	35,161	23,366
Other—net	1,400	(6,853)

Total tax provision (benefit)	$901	$735

        Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Straight line rent accrual	$16,656	$12,551
Reserves	20,032	17,058
Capital lease obligation	39,715	40,676
Asset retirement obligation	6,286	5,871
Tax credits	2,878	1,723
Tax loss carry forwards	62,301	29,009
Other	774	953

Total deferred tax asset before valuation allowance	148,642	107,841
Valuation allowance:	(83,634)	(55,813)

Total deferred tax assets	65,008	52,028
Deferred tax liabilities:
Depreciable assets	(47,342)	(36,507)
Intangible assets	(6,032)	(6,854)
Other	(11,634)	(8,667)

Total	(65,008)	(52,028)

Net deferred tax assets (liabilities)	$—	$—

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. Employee Benefit Plans

        We have established and assumed several employee savings plans under the provisions of Section 401(k) of the Internal Revenue Code. As of January 1, 2008, these plans had all been merged into one plan. All employees are eligible to participate in our plan and are entitled, upon termination or retirement, to receive their vested portion of the plan assets. We match a certain level of employee contributions to our plan and we also pay certain expenses of this plan. In May 2009, we suspended matching contributions to the plan. Expense recorded for employer matching contributions was $1,469 and $3,119 for the years ended December 31, 2009 and 2008, respectively.

13. Equity Investments

Affiliates Insurance Company

        In 2009, we invested $5,134 in Affiliates Insurance Company, or Affiliates Insurance, concurrently with RMR and other companies to which RMR provides management services. All of our directors are currently serving on the board of directors of Affiliates Insurance. Affiliates Insurance has entered a management and administrative services agreement with RMR pursuant to which RMR provides Affiliates Insurance certain management and administrative services and RMR Advisors, Inc., or Advisors, acts as Affiliates Insurance's investment adviser. The same persons who own and control RMR, including Barry Portnoy, one of our Managing Directors and his son, Adam Portnoy, own and control Advisors.

        Although we own less than 20% of Affiliates Insurance, we use the equity method to account for this investment because we believe that we have significant influence over Affiliates Insurance because each of our directors is a director of Affiliates Insurance. At December 31, 2009, we owned approximately 14.29% of Affiliates Insurance. This investment is carried on our balance sheet in other noncurrent assets. For 2009, we recognized a loss of $134 related to this investment. We, Affiliates Insurance, and the other shareholders of Affiliates Insurance are parties to an amended and restated shareholders agreement regarding Affiliates Insurance, which includes arbitration provisions for the resolution of certain disputes, claims and controversies. We may invest additional amounts in Affiliates Insurance in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to obtain some or all of our insurance coverage from Affiliates Insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Petro Travel Plaza Holdings LLC

        We own a minority joint venture interest in Petro Travel Plaza Holdings LLC, or PTP, which owns two travel centers that we operate under a management agreement. This investment is accounted for under the equity method. The carrying value of this investment as of December 31, 2009 and 2008, was $17,744 and $17,224, respectively and was included in other noncurrent assets in our consolidated balance sheet. The carrying value of our investment in PTP exceeded the amount of underlying equity in net assets of PTP by $3,246 as of the date we acquired Petro. This difference arose through the valuation process that was applied to the assets acquired in the Petro Acquisition and is being amortized over a period of 15 years, the useful life of the assets whose values resulted in this difference. The equity income recorded from this investment for the years ended December 31, 2009

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

13. Equity Investments (Continued)

and 2008, was $520 and $1,383, respectively. In addition, included in our results was management and accounting fee income of $717 and $416 for the years ended December 31, 2009 and 2008, respectively, earned from managing this joint venture. At December 31, 2009 we had a receivable from PTP of $1,809 and at December 31, 2008, we had a payable to PTP of $150. It is not practicable to estimate the fair value of TA's investment in the equity of PTP because of the lack of quoted market prices and the inability to estimate current fair value without incurring excessive costs. However, management believes that the carrying amount of PTP at December 31, 2009 and 2008 was not impaired given its demonstrated ability to generate income on a recurring basis. The travel center owned by PTP is encumbered by debt of approximately $19,824 and $9,673 as of December 31, 2009 and 2008, respectively. Since we account for the investment in the joint venture under the equity method of accounting, we have not recorded a liability for this debt. Petro was not and we are not directly liable for this loan, but the carrying value of our investment in this joint venture could be adversely affected if the joint venture defaulted on this debt and the joint venture's property was sold as collateral. In connection with the loan agreement entered by PTP in 2009, we and our joint venture partner each agreed to indemnify the lender against liability from environmental matters related to PTP's sites. On October 8, 2008 we made a capital contribution to PTP in the amount of $6,970 in conjunction with our joint venture partner contributing developable land to the joint venture, with the result that our ownership percentage remained at 40%. PTP constructed and opened a new travel center facility, which we operate, in December 2009.

14. Related Party Transactions

        We were formerly a 100% subsidiary of HPT. HPT is our principal landlord. During 2007 we completed both the HPT Transaction and the Petro Acquisition together with HPT. For the years ended December 31, 2009 and 2008, we paid cash rent of $171,442 and $195,727, respectively, under our leases with HPT and we received funding from HPT of $8,466 and $77,393, respectively, for qualifying tenant improvements under the $125,000 tenant improvements allowance provided in the TA Lease, as amended in May 2008. At December 31, 2009, $7,285 of the $125,000 total amount of tenant improvements allowance remained available from HPT, which amount would be discounted in accordance with the amended lease to the extent those funds are received on an accelerated basis. At December 31, 2009 and 2008, other current liabilities on our consolidated balance sheet included $13,946 and $13,283, respectively, for rent due to HPT and we have a noncurrent liability of $90,000 and $30,000, respectively, due to HPT for rent that was deferred under the deferral agreement and payable no later than July 1, 2011. Pursuant to the rent deferral agreement entered in August 2008, HPT acquired 1,540,000 of our outstanding common shares. See Note 9 for additional information regarding our leasing transactions with HPT and Note 10 for additional information regarding the equity component of the rent deferral agreement with HPT.

        We are party to a business management and shared services agreement with RMR, whereby RMR assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal and tax matters, human resources, insurance programs, management

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

14. Related Party Transactions (Continued)

information systems and the like. RMR also provides management services to HPT. Each of our Independent Directors also serves as directors or trustees of other publicly traded companies managed by RMR. One of our Managing Directors, Barry M. Portnoy, is also a managing trustee of HPT and is the chairman and majority owner of RMR, as well as a managing director or trustee of other publicly traded companies managed by RMR. Thomas O'Brien, our other Managing Director, President and Chief Executive Officer was a former executive officer of HPT and is also an executive vice president of RMR. Andrew Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer is a senior vice president of RMR. For services to us, we pay RMR a fee equal to 0.6% of the sum of our fuel gross margin plus our total nonfuel revenues. The fee is payable monthly based upon the prior month's margin and revenues. We are also required to reimburse RMR for services provided to us by RMR's internal audit department. The business management agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies. For the years ended December 31, 2009 and 2008, we recognized expense of $8,168 and $9,067, respectively, related to this agreement.

        In 2009, we invested $5,134 in Affiliates Insurance, concurrently with RMR and other companies to which RMR and its affiliate provide management services. All of our directors are currently serving on the board of directors of Affiliates Insurance. At December 31, 2009, we owned approximately 14.29% of Affiliates Insurance. This investment is carried on our balance sheet in other noncurrent assets. For 2009, we recognized a loss of $134 related to this investment. See Note 13 for further descriptions of these transactions and the related amounts.

        We have a minority joint venture interest in PTP, which owns two travel centers that we operate under a management agreement. This investment is accounted for under the equity method. Included in our results for the years ended December 31, 2009 and 2008, was management and accounting fee income of $717 and $416, respectively. At December 31, 2009 we had a receivable from PTP of $1,809 and at December 31, 2008, we had a payable to PTP of $150. See Note 13 for further descriptions of these transactions and the related amounts.

15. Commitments and Contingencies

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

15. Commitments and Contingencies (Continued)

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

        At December 31, 2009 and 2008, we had an accrued liability for environmental matters of $9,505 and $10,147, respectively, as well as a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, resulting in an estimated net amount of $3,916 and $3,627, respectively, to be funded by us in the future. Accrued liabilities related to environmental matters are recorded on an undiscounted basis. While it is not possible to quantify with certainty our environmental exposure, in our opinion, based upon the information now known to us, our potential liability for clean up and remediation in excess of the accrual we have recorded will not have a material adverse effect on our financial condition, results of operations or cash flows.

        The following table sets forth the various amounts regarding environmental matters, as of December 31, 2009 and 2008, recorded in our consolidated balance sheet as either current or noncurrent assets or liabilities.

	2009	2008
Gross liability for environmental matters:
Included in accrued liabilities	$6,012	$5,559
Included in noncurrent liabilities	3,493	4,588

Total recorded liabilities	9,505	10,147
Less-expected recoveries of future expenditures:
Included in other current assets	(1,843)	(1,937)
Included in other noncurrent assets	(1,151)	(1,706)
Less-cash in escrow account included in other assets	(2,595)	(2,877)

Net estimated environmental costs to be funded by future operating cash flows	$3,916	$3,627

        While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

15. Commitments and Contingencies (Continued)

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

Year Ending December 31,	Estimated Gross Future Expenditures
2010	$6,680
2011	1,444
2012	662
2013	380
2014 and thereafter	339

Total	$9,505

Legal Proceedings

        On February 1, 2008, a purported holder of our shares, Alan R. Kahn filed a purported derivative action in the Delaware Court of Chancery on behalf of us against members of our board of directors, HPT and RMR. This action alleges that our directors breached their fiduciary duties in connection with the Petro Acquisition, and seeks an award of unspecified damages and reformation of the Petro Lease which we entered with HPT in connection with the Petro Acquisition. This action also appears to allege that RMR and HPT aided and abetted our directors. Under our LLC agreement and agreements with RMR and HPT, we are liable to indemnify our directors, HPT and RMR for liabilities, costs and expenses incurred by them in connection with this litigation. On May 6, 2008, we moved to dismiss this complaint. On June 20, 2008 the plaintiff filed an amended complaint making additional allegations regarding the members of our board of directors and withdrawing his request for reformation of the Petro Lease. On July 2, 2008, we moved to dismiss the amended complaint. On October 30, 2008, Mr. Kahn's claims against RMR were voluntarily dismissed. On December 11, 2008, our motion to dismiss the amended complaint was denied and a previously imposed stay of discovery was lifted. On January 21, 2009, HPT sent a letter to the plaintiff demanding arbitration of his claims pursuant to the terms of the Petro Lease. We believe that the plaintiff and HPT have agreed to defer the arbitration demand. This case is now in the early stages of discovery. We continue to believe that the plaintiff's allegations are without merit.

        In July 2008, Riverside and San Bernardino counties in the State of California each filed litigation against us in the Superior Court of California for Riverside and San Bernardino counties, respectively,

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

15. Commitments and Contingencies (Continued)

seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to our predecessor's management of underground storage tanks. In December 2009, we settled with San Bernardino County and agreed to a form of Stipulated Judgment. The Stipulated Judgment provides that TA is liable in the amount of $980 but credits TA with $430 for certain improvements made by TA at its facilities located in San Bernardino County, such that the cash amount paid was $550. The Stipulated Judgment also includes injunctive relief provisions requiring that TA comply with certain California environmental laws applicable to underground storage tank systems. The agreement also provides for the Superior Court to retain jurisdiction to enforce the injunctive relief provisions of the Stipulated Judgment for a period of five years from the date that the settlement is approved by the Court. In April 2009, the California Attorney General intervened in the action in Riverside County. The California Attorney General's complaint repeats many of the allegations made by Riverside County and adds allegations of past violations of state laws and regulations governing the management of hazardous wastes. We continue to attempt to negotiate a settlement with the Attorney General and Riverside County, but have not reached agreement. The complaints by the Attorney General and the Riverside County District Attorney do not identify the amount of civil penalties sought. We disagree with these allegations and intend to vigorously defend this lawsuit.

        Beginning in mid December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in United States district courts in over 20 states. Major petroleum refineries and retailers have been named as defendants in one or more of these lawsuits. The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperature greater than 60 degrees Fahrenheit at the time of sale. One theory alleges that the plaintiffs purchased smaller quantities of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy. A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers. These "tax" cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays. We believe that there are substantial factual and legal defenses to the theories alleged in these so called "hot fuel" lawsuits. The "temperature" cases seek nonmonetary relief in the form of an order requiring the defendants to install temperature correcting equipment on their retail fuel pumps. They also seek monetary relief in the form of damages. The plaintiffs have not quantified the damages they seek. The "tax" cases also seek monetary relief. Plaintiffs have proposed a formula (which we dispute) that would measure these damages as the difference between the amount of fuel excise taxes paid by defendants and the amount collected by defendants on motor fuel sales. Plaintiffs have taken the position in filings with the Court that under this approach, our damages for an eight-year period for one state would be approximately $10.7 million. We deny liability and disagree with this methodology, including the period over which these "damages" were calculated. The cases have been consolidated in the United States District Court for the District of Kansas pursuant to multi-district litigation procedures. Plaintiffs have moved for certification of their respective classes, which motions are currently pending. Because these motions are pending and discovery is not yet completed, we cannot estimate our ultimate exposure to loss or

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

15. Commitments and Contingencies (Continued)

liability, if any, related to these lawsuits. We incurred approximately $848 and $1,296 in costs related to our defense of these cases in 2009 and 2008, respectively, all of which has been expensed.

        On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the United States District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant. The proposed amended complaint also seeks to add as defendants Ceridian Corporation, Pilot Travel Centers LLC, and Love's Travel Stops & Country Stores, Inc. Comdata markets fuel cards which are used as a form of payment by trucking companies at truck stops. The proposed amended complaint alleges antitrust violations arising out of Comdata's contractual relationships with truck stops in connection with its fuel cards. The plaintiffs are seeking unspecified damages and injunctive relief. We believe that the plaintiffs' claims are similar to claims asserted, and subsequently dismissed voluntarily, by proposed classes of independent truck stop owners against our predecessor in 2007. On April 23, 2009, we filed an opposition to the plaintiffs' efforts to amend their complaint to add us as a defendant in this ongoing action. In response to that opposition, on May 21, 2009, plaintiffs filed a second action in the United States District Court for the Eastern District of Pennsylvania against us and the other companies that the plaintiffs sought to add as defendants with their previously pending action seeking the same relief they sought from us and the other defendants in the preexisting case. The complaint in this second action contains the same allegations and claims as the proposed amended complaint in the first action. We have moved to dismiss the second action and continue to oppose the plaintiffs' efforts to add us as a defendant in the first action. Despite the pendency of our motions, the Court has ordered the parties, including us, to begin discovery. We believe that there are substantial factual and legal defenses to the plaintiffs' claims against us.

        We are involved from time to time in various other legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

16. Other Information

	Years Ended December 31,
	2009	2008
Operating expenses included the following:
Repairs and maintenance expenses	$31,416	$28,322
Advertising expenses	$15,188	$14,037
Taxes other than payroll and income taxes	$16,225	$16,870

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

16. Other Information (Continued)

        Interest expense consisted of the following:

	Years Ended December 31,
	2009	2008
HPT rent classified as interest	$9,076	$9,369
Amortization of deferred financing costs	3,408	708
Other	1,990	2,922

Interest expense	$14,474	$12,999

        As of December 31, 2007, we had several properties under contract and letters of intent for various development projects and acquisitions for purchase. We cancelled our contracts for all of those potential acquisitions in the first quarter of 2008 and recognized a charge of $1,621 in the first quarter of 2008 in connection with these cancellations.

17. Supplemental Cash Flow Information

	Years Ended December 31,
	2009	2008
Cash paid during the year for:
Interest	$10,921	$22,257
Income taxes (net of refunds)	$586	$(4,978)
Noncash issuance of common shares under equity incentive plan	$1,445	$878
Noncash issuance of common shares to HPT under deferral agreement	$—	$3,577

18. Selected Quarterly Financial Data (unaudited)

        During the fourth quarter of 2009, we wrote off intangible assets in the amount of $2,322 related to four franchise agreements with one franchisee that terminated in January 2010. During the fourth quarter of 2008, we recognized a charge to expense of $974 to write off the intangible assets related to two terminated franchise agreements. See Note 6 for further detail.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

18. Selected Quarterly Financial Data (unaudited) (Continued)

        The following is a summary of our unaudited quarterly results of operations for 2009 and 2008 (dollars in thousands, except per share amounts):

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$966,629	$1,128,259	$1,281,919	$1,323,013
Gross profit (excluding depreciation)	216,552	225,998	232,596	202,397
Loss from operations	(15,464)	(11,560)	(9,192)	(40,740)
Net loss	$(18,039)	$(15,037)	$(12,237)	$(44,561)
Loss per share:
Basic	$(1.08)	$(0.90)	$(0.73)	$(2.65)
Diluted	$(1.08)	$(0.90)	$(0.73)	$(2.65)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,907,865	$2,277,825	$2,157,693	$1,314,996
Gross profit (excluding depreciation)	212,452	242,926	275,596	249,199
Income (loss) from operations	(47,482)	(9,311)	18,632	3,298
Net income (loss)	$(48,456)	$(9,757)	$16,655	$1,357
Income (loss) per share:(1)
Basic	$(3.34)	$(0.67)	$1.08	$0.08
Diluted	$(3.34)	$(0.67)	$1.08	$0.08

(1)
Basic and diluted income (loss) per share for each quarter of 2008 have been adjusted to reflect the new requirements of the Earnings Per Share Topic of the Codification that became effective for us on January 1, 2009. See Note 3 for further detail.

TravelCenters of America LLC

Schedule II

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged (Credited) To Income	Charged to Other Accounts	Deductions from Reserves(1)	Balance at End of Period
	(amounts in thousands)
Year Ended December 31, 2009
Deducted from accounts and notes receivable for doubtful accounts	$3,593	$(122)	$—	$(570)	$2,901
Year Ended December 31, 2008
Deducted from accounts and notes receivable for doubtful accounts	$2,327	$2,225	$—	$(959)	$3,593

(1)
Uncollectible accounts and notes receivable charged off, net of amounts recovered.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC
February 24, 2010	By:	/s/ ANDREW J. REBHOLZ
		Name:	Andrew J. Rebholz
		Title:	Executive Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. O'BRIEN Thomas M. O'Brien	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2010
/s/ ANDREW J. REBHOLZ Andrew J. Rebholz	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2010
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Director	February 24, 2010
/s/ PATRICK F. DONELAN Patrick F. Donelan	Independent Director	February 24, 2010
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Independent Director	February 24, 2010
/s/ ARTHUR G. KOUMANTZELIS Arthur G. Koumantzelis	Independent Director	February 24, 2010