Form 10-Q
period 2010-03-31
TRAVELCENTERS OF AMERICA LLC
filed 2010-05-10
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of Common Shares outstanding at May 7, 2010: 17,269,316 common shares.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

March 31, 2010

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$155,278	$155,632
Accounts receivable (less allowance for doubtful accounts of $3,308 as of March 31, 2010 and $2,901 as of December 31, 2009)	84,464	71,870
Inventories	124,596	129,185
Leasehold improvements receivable	5,080	6,768
Other current assets	48,505	47,143
Total current assets	417,923	410,598

Property and equipment, net	413,884	417,458
Intangible assets, net	28,138	28,885
Other noncurrent assets	28,519	28,419
Total assets	$888,464	$885,360

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$128,393	$97,701
Other current liabilities	121,258	121,984
Total current liabilities	249,651	219,685

Capital lease obligations	100,552	101,248
Deferred rental allowance	79,530	81,222
Deferred rent	105,000	90,000
Other noncurrent liabilities	79,698	78,452
Total liabilities	614,431	570,607

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 18,683,666 shares authorized at March 31, 2010 and December 31, 2009, and 17,269,316 and 17,269,646 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	545,593	545,321
Accumulated other comprehensive income	1,039	815
Accumulated deficit	(272,599)	(231,383)
Total shareholders’ equity	274,033	314,753

Total liabilities and shareholders’ equity	$888,464	$885,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Fuel	$1,118,569	$703,908
Nonfuel	261,759	259,361
Rent and royalties	3,291	3,360
Total revenues	1,383,619	966,629

Cost of goods sold (excluding depreciation):
Fuel	1,068,336	643,447
Nonfuel	110,304	106,630
Total cost of goods sold (excluding depreciation)	1,178,640	750,077

Operating expenses:
Site level operating	152,544	144,856
Selling, general & administrative	19,328	19,001
Real estate rent	58,538	58,469
Depreciation and amortization	10,394	9,690
Total operating expenses	240,804	232,016

Loss from operations	(35,825)	(15,464)

Equity in income of equity investees	77	75
Interest income	231	844
Interest expense	(5,529)	(3,282)
Loss before income taxes	(41,046)	(17,827)
Provision for income taxes	170	212
Net loss	(41,216)	(18,039)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of taxes of $81 and $(70), respectively	224	(200)
Comprehensive income (loss)	$(40,992)	$(18,239)

Net loss per share:
Basic and diluted	$(2.39)	$(1.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(41,216)	$(18,039)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash rent expense	15,134	16,174
Share based compensation expense	272	204
Depreciation and amortization	10,394	9,690
Equity in income of equity investees	(77)	(75)
Amortization of deferred financing costs	70	590
Provision for doubtful accounts	403	(155)
Changes in assets and liabilities:
Accounts receivable	(12,964)	(7,630)
Inventories	4,608	7,565
Other current assets	(1,436)	4,403
Accounts payable and other current liabilities	30,166	11,807
Cash received for tenant improvements	1,796	2,838
Other, net	(1,401)	1,389
Net cash provided by operating activities	5,749	28,761

Cash flows from investing activities:
Investment in equity investees	(20)	(25)
Proceeds from asset sales	2	20
Capital expenditures	(6,102)	(6,407)
Net cash used in investing activities	(6,120)	(6,412)

Effect of exchange rate changes on cash	17	(9)

Net increase (decrease) in cash	(354)	22,340

Cash and cash equivalents at the beginning of the period	155,632	145,516
Cash and cash equivalents at the end of the period	$155,278	$167,856

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

At March 31, 2010, our business included 229 travel centers in 41 states and in Canada, 166 of which were operated under the “Travel Centers of America” or “TA” brand names and 63 of which were operated under the “Petro” brand name.  We operated 188 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 41 of these travel centers, including 10 travel centers which our franchisees sublease from us and 31 travel centers which our franchisees own or lease from other lessors.  We lease 145 of our TA branded sites and 40 of our Petro branded sites under leases with subsidiaries of Hospitality Properties Trust, which we refer to as the TA Lease and Petro Lease, respectively.  See Note 5.  We refer to Hospitality Properties Trust and its subsidiaries as HPT.

The accompanying condensed consolidated financial statements are unaudited.  These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements.  Therefore, the disclosures do not include all the information necessary for complete financial statements in accordance with GAAP.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.  For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

2.             Recent Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board, or FASB, issued new accounting guidance that eliminates some exceptions that were previously included in GAAP related to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  The new guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying previously issued rules related to variable interest entities.  The elimination of the qualifying special purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  These new requirements were effective for us as of January 1, 2010.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

In February 2010, the FASB modified the disclosure requirement related to subsequent events to exclude the requirement to disclose the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued.

3.             Earnings Per Share

We computed basic earnings per share for the three month periods ended March 31, 2010 and 2009, using the weighted average number of shares outstanding during those periods.  We included the unvested shares granted under our equity incentive plan in the calculation of basic and diluted earnings per share as participating securities under the two class method.  The total combined number of weighted average common shares and participating securities outstanding for the three month periods ended March 31, 2010 and 2009, were 17,269,426 and 16,631,545, respectively.  The number of unvested shares included in the earnings per share calculations as participating securities for the three month periods ended March 31, 2010 and 2009, were 1,050,583 and 715,754, respectively.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

4.             Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2010	2009

Nonfuel merchandise	$97,254	$97,201
Petroleum products	27,342	31,984
Total inventories	$124,596	$129,185

5.             Related Party Transactions

The following table summarizes the various amounts related to our leases with HPT that are reflected in our operating results and a reconciliation of those amounts to our consolidated financial statements

	Three Months Ended March 31,
	2010	2009
Minimum base rent cash payments for TA Lease and Petro Lease	$42,127	$41,123
Rent for improvements sold to HPT	31	31
Rent for ground leases acquired by HPT	1,209	1,184
Total rent payments to HPT	43,367	42,338
Straight line rent adjustments	1,757	2,757
Difference between rent accrued and rent paid	429	476
Rent deferred under rent deferral agreement	15,000	15,000
Less capital lease obligation amortization	(696)	(613)
Less amounts of rent payments recognized as interest	(2,186)	(2,269)
Less deferred leasehold improvements allowance amortization	(1,692)	(1,692)
Rent to HPT recognized as rent expense	55,979	55,997
Expense related to rents paid to others	2,559	2,472
Total real estate rent expense	$58,538	$58,469

Other current liabilities in our consolidated balance sheets at March 31, 2010 and December 31, 2009, included $14,279 and $13,946, respectively, for rent due to HPT, excluding deferred rent.

During the three months ended March 31, 2010 and 2009, we received funding of $1,796 and $2,838, respectively, from HPT for qualifying tenant improvements we made.  At March 31, 2010, $5,370 of the $125,000 total amount of the tenant improvements allowance remained available from HPT, which amount would be discounted in accordance with our amended lease with HPT to the extent that those funds are received on an accelerated basis.

Under the terms of our rent deferral agreement with HPT we have the option to defer our monthly rent payments to HPT by up to $5,000 per month until December 31, 2010.  Beginning January 1, 2010, any deferred rent which remains unpaid accrues interest payable in cash to HPT monthly at the rate of 1% per month.  During the first quarter of 2010, we recognized interest expense of $2,850 related to the deferred rent balance.  No additional rent deferrals are permitted for rent periods after December 31, 2010.  All deferred rent (and interest thereon) not previously paid is due to HPT on July 1, 2011.  This rent deferral agreement has change of control covenants so that amounts deferred will be immediately payable to HPT in the event we experience a change of control, as defined in the agreement, while deferred rent is unpaid.  As of March 31, 2010 and December 31, 2009, we had deferred an aggregate of $105,000 and $90,000, respectively, of rent payable to HPT.

In connection with our management and shared services agreement with Reit Management & Research LLC, or RMR, for the three months ended March 31, 2010 and 2009, we recognized expense of $1,925 and $1,983, respectively.  These amounts are included in selling, general and administrative expenses in our consolidated financial statements.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

As of March 31, 2010, we have invested $5,174 in Affiliates Insurance Company, or Affiliates Insurance, concurrently with RMR and other companies to which RMR provides management services. All of our Directors are currently serving on the board of directors of Affiliates Insurance.  At March 31, 2010, we owned approximately 14.29% of Affiliates Insurance.  Although we own less than 20% of Affiliates Insurance, we use the equity method to account for this investment because we believe that we have significant influence over Affiliates Insurance because each of our Directors is a director of Affiliates Insurance. This investment is carried on our balance sheet in other noncurrent assets and had a carrying value of $4,992 and $5,000 as of March 31, 2010 and December 31, 2009, respectively.  During the three months ended March 31, 2010, we recognized a loss of $28 as our share of Affiliates Insurance’s net loss.

We own a 40% minority joint venture interest in Petro Travel Plaza Holdings LLC, or PTP, which owns two travel centers that we operate.  This investment is accounted for under the equity method and is carried on our balance sheet in other noncurrent assets.  The carrying value of this investment as of March 31, 2010 and December 31, 2009, was $17,849 and $17,744, respectively.  During the three months ended March 31, 2010 and 2009, we recognized management and accounting fee income from PTP of $163 and $104, respectively.  At March 31, 2010 and December 31, 2009, we had a receivable from PTP of $949 and $1,809, respectively. During the three months ended March 31, 2010 and 2009, we recognized income of $105 and $75, respectively, as our share of PTP’s net income.

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

Environmental Matters

Our operations and properties are extensively regulated by environmental laws that (i) regulate our operations that may have adverse environmental effects, such as potentially hazardous discharges to air, soil and water, (ii) regulate our management of petroleum products and other potentially hazardous substances, and (iii) impose liability for the costs of cleaning up sites affected by, and for damages resulting from, disposal or other releases of hazardous substances.  We use underground and above ground storage tanks to store petroleum products and waste at our travel centers and we must comply with requirements of environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, contaminant release reporting, financial assurance and corrective action in the event of a release from a storage tank into the environment.  We regularly conduct investigatory and/or remedial actions with respect to releases of hazardous substances at a number of our sites.  We regularly receive notices of alleged violations of environmental laws at travel centers.

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

At March 31, 2010 and December 31, 2009, we had an accrued liability for environmental matters of $9,544 and $9,505, respectively, as well as a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, resulting in an estimated net amount of $3,350 and $3,916, respectively, to be funded by us in the future.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis.  While it is not possible to quantify with certainty our environmental exposure, in our opinion, based upon the information now known to us, our potential liability for clean up and remediation in excess of the accrual we have recorded will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

imposed by government agencies, increased environmental compliance or remediation expenditures may be required, and such costs could have a material adverse effect on us.

Pending Litigation

On February 1, 2008, a purported holder of our shares, Alan R. Kahn filed a purported derivative action in the Delaware Court of Chancery on behalf of us against members of our Board of Directors, HPT and RMR.  This action alleges that our Directors breached their fiduciary duties in connection with our acquisition in 2007 of Petro Stopping Centers, LP., or the Petro Acquisition, and seeks an award of unspecified damages and reformation of the Petro Lease, which we entered with HPT in connection with the Petro Acquisition.  This action also appears to allege that RMR and HPT aided and abetted our Directors.  Under our limited liability company agreement and agreements with RMR and HPT, we are liable to indemnify our Directors, HPT and RMR for liabilities, costs and expenses incurred by them in connection with this litigation.  On May 6, 2008, we moved to dismiss this complaint.  On June 20, 2008 the plaintiff filed an amended complaint making additional allegations regarding the members of our Board of Directors and withdrawing his request for reformation of the Petro Lease.  On July 2, 2008, we moved to dismiss the amended complaint.  On October 30, 2008, Mr. Kahn’s claims against RMR were voluntarily dismissed.  On December 11, 2008, our motion to dismiss the amended complaint was denied and a previously imposed stay of discovery was lifted.  On January 21, 2009, HPT sent a letter to the plaintiff demanding arbitration of his claims pursuant to the terms of the Petro Lease.  We believe that the plaintiff and HPT have agreed to defer the arbitration demand.  This case is now in the early stages of discovery.  We continue to believe that the plaintiff’s allegations are without merit.

In July 2008, Riverside and San Bernardino counties in the State of California each filed litigation against us in the Superior Court of California for Riverside and San Bernardino counties, respectively, seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to our predecessor’s management of underground storage tanks.  In December 2009, we settled with San Bernardino County and agreed to a form of Stipulated Judgment.  The Stipulated Judgment provides that TA is liable in the amount of $980 but credits TA $430 for certain improvements made by TA at its facilities located in San Bernardino County, such that the cash amount we paid was $550.  The Stipulated Judgment also includes injunctive relief provisions requiring that TA comply with certain California environmental laws applicable to underground storage tank systems.  The agreement also provides for the Superior Court to retain jurisdiction to enforce the injunctive relief provisions of the Stipulated Judgment for a period of five years from the date that the settlement is approved by the Court.  In April 2009, the California Attorney General intervened in the action in Riverside County.  The California Attorney General’s complaint repeats many of the allegations made by Riverside County and adds allegations of past violations of state laws and regulations governing the management of hazardous wastes.  The complaints by the Attorney General and the Riverside County District Attorney do not identify the amount of civil penalties sought.  We disagree with these allegations and intend to defend this lawsuit.

Beginning in mid December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in United States district courts in over 20 states.  Major petroleum refineries and retailers have been named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperature greater than 60 degrees Fahrenheit at the time of sale.  One theory alleges that the plaintiffs purchased smaller quantities of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy.  A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  These “tax” cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays.  We believe that there are substantial factual and legal defenses to the theories alleged in these so called “hot fuel” lawsuits.  The “temperature” cases seek nonmonetary relief in the form of an order requiring the defendants to install temperature correcting equipment on their retail fuel pumps.  They also seek monetary relief in the form of damages.  The plaintiffs have not quantified the damages they seek.  The “tax” cases also seek monetary relief.  Plaintiffs have proposed a formula (which we dispute) to measure these damages as the difference between the amount of fuel excise taxes paid by defendants and the amount collected by defendants on motor fuel sales.  Plaintiffs have taken the position in filings with the Court that under this approach, our damages for an eight-year period for one state would be approximately $10.7 million.  We deny liability and disagree with this methodology, including the period over which these “damages” were calculated.  The cases have been consolidated in the United States District Court for the District of Kansas pursuant to multi-district litigation procedures.  Plaintiffs have moved for certification of their respective classes, which motions are currently pending.  Because these motions are pending and discovery is not yet completed, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.  However, the continued cost of litigating these cases could be expensive.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the United States District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant, which was allowed on March 25, 2010.  The amended complaint also adds as defendants Ceridian Corporation, Pilot Travel Centers LLC, and Love’s Travel Stops & Country Stores, Inc.  Comdata markets fuel cards which are used  for payments by trucking companies to truck stops.  The amended complaint alleges antitrust violations arising out of Comdata’s contractual relationships with truck stops in connection with its fuel cards.  The plaintiffs are seeking unspecified damages and injunctive relief.  This case is in the discovery stage.  We believe that there are substantial factual and legal defenses to the plaintiffs’ claims against us, but that the costs to defend this case could be expensive.

In addition to the legal proceedings referenced above, we are involved from time to time in various other legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

7.             Income Taxes

The provisions (benefits) for income taxes included in our financial statements were as follows:

	Three Months Ended March 31,
	2010	2009

Current tax provision (benefit):
Federal	$—	$—
State	170	212
Foreign	—	—
	170	212

Deferred tax provision (benefit):
Federal	(15,254)	(6,225)
State	(1,814)	(728)
Foreign	(38)	(33)
	(17,106)	(6,986)

Total tax provision (benefit)	(16,936)	(6,774)
Change in valuation allowance	17,106	6,986

Net tax provision	$170	$212

Because of our short history and our operating losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  If and when we believe it is more likely than not that we will recover our deferred tax assets, we will record those assets as an income tax benefit in the consolidated statement of operations, which will affect our results of operations.  As a result of the large volume of public trading in our shares during 2007, our use of our 2007 federal net operating loss of $50,470 and other tax credit carry forwards are generally not available to us for the purpose of offsetting future taxable income because of certain Internal Revenue Code, or IRC, provisions regarding changes in ownership of our common shares.  As of December 31, 2009, our federal net operating loss carry forward that was not restricted by the IRC provisions was approximately $108,212.  Our ability to utilize the federal net operating loss and other tax credit carry forwards generated after 2007 is currently not restricted by application of these IRC provisions, but could be subject to limitation based on changes in ownership of our common shares.  Our net operating loss carry forwards will begin to expire in 2027.

Our effective tax rates for the three month periods ended March 31, 2010 and 2009, were provisions of 0.4% and 1.2%, respectively, which differed from the amount calculated at the statutory rate primarily due to recognition of a valuation allowance against our net deferred tax assets and to certain state income taxes that are due without regard to our net operating losses.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

8.             Supplemental Cash Flow Information.

	Three Months Ended March 31,
	2010	2009

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest)	$4,597	$2,652
Income taxes paid (net of refunds)	101	(165)

Noncash investing and financing activities:
Issuance of common shares under equity incentive plan	$272	$204

9.             Other Information

Interest expense consisted of the following:

	Three Months Ended March 31,
	2010	2009
HPT rent classified as interest	$2,186	$2,269
Interest on deferred rent payable to HPT	2,850	—
Amortization of deferred financing costs	70	590
Other	423	423
Interest expense	$5,529	$3,282

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollars in thousands)

The following discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our revenues and income are subject to potentially material changes as a result of the market prices of diesel fuel and gasoline, as well as the availability of these products.  These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment.  Over the past few years there has been significant volatility in the cost of fuel: first, as the world value of the U.S. dollar declined and as speculation in the price of petroleum commodities increased during 2007 and into 2008; then in the last half of 2008, as the price of fuel declined dramatically as the worldwide recession reduced demand for petroleum products.  During 2009, fuel prices again rose and those increases continued throughout the first quarter of 2010.  We expect that these significant changes in our costs for these products can largely be passed on to our customers, but often there are delays in passing on price increases that can affect our fuel gross margins.  Also, increased volatility in the crude oil and refined products markets can result in negative effects on our sales and profitability and increases in our working capital requirements.  We expect that the crude oil and refined product markets will continue to be volatile for the foreseeable future.

The trucking industry is the primary customer for our goods and services.  Freight and trucking demand in the U.S. generally reflects the level of commercial activity in the U.S. economy.  Accordingly, our financial results during the first quarter of 2010 were, and we expect that our financial results in future periods will be, affected by the condition of the U.S. economy generally, and the financial condition and activity of the trucking industry in the U.S. specifically.  During the first quarter of 2010, although the U.S. economy showed increased activity, the generally difficult economic conditions in the U.S. continued to present TA with significant operating challenges.  While our fuel sales volumes and nonfuel revenues in the first quarter of 2010 both increased on a same site basis over the prior year first quarter, we experienced increased losses.  These increased losses were primarily a result of a decline in our fuel gross margin that we experienced because of increasing fuel costs.  Further, while the level of economic activity may be improving, it is still well below pre-recession levels; and, despite our various cost cutting initiatives over the past few years, this lower level of sales activity has been insufficient to cover our fixed costs and certain cost increases we experienced.

While recently the U.S. economy has shown signs of stabilizing and growing, it is unclear whether these trends will continue.  If the U.S. economy continues to operate as it has over the past few years or if it worsens, our financial results may not improve and may decline, resulting in our experiencing increased losses from our operations.

Flying J Inc., or Flying J, a competitor of ours, is currently pursuing a reorganization under Chapter 11 of the United States Bankruptcy Code.  In connection with that reorganization, Flying J has announced an agreement to sell its interests in its travel centers to Pilot Travel Centers LLC, or Pilot, another one of our competitors.  If the Flying J and Pilot combination is completed, we may see increased competitive pressure that could negatively impact our sales volumes and profitability.  We are unable to determine the extent of the effect a combined Pilot-Flying J may have on our financial position, results of operations, or competitive position, although we would expect such a combination would significantly alter the competitive circumstances in the travel center industry.

Summary of Travel Center Site Counts

The following table summarizes the changes in the composition of our business (company operated, franchisee leased and operated or franchisee owned and operated) from December 31, 2008 through March 31, 2010:

			Franchisee
			Owned
	Company	Franchisee	and
	Operated	Operated	Operated	Total
Number of travel centers at December 31, 2008	188	10	35	233

January - March 2009 Activity:
No activity	—	—	—	—
Number of travel centers at March 31, 2009	188	10	35	233

April - December 2009 Activity:
New travel centers	1	—	—	1
Closed travel centers	(1)	—	—	(1)
Number of travel centers at December 31, 2009	188	10	35	233

January — March 2010 Activity:
Terminated franchised travel centers	—	—	(4)	(4)
Number of travel centers at March 31, 2010	188	10	31	229

Relevance of Fuel Revenues

Due to volatile pricing of fuel products and our pricing to fuel customers, we believe that fuel revenue is not a reliable metric for analyzing our results of operations from period to period.  As a result solely of changes in fuel prices, our fuel revenue may increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin per gallon.  We consider fuel volumes and fuel gross margin to be better measures of comparative performance than fuel revenues.

Results of Operations (dollars in thousands)

Three months ended March 31, 2010 compared to March 31, 2009

The following table summarizes our results for the three month periods ended March 31, 2010 and 2009.

	Three Months Ended March 31,		$	%
(dollars in thousands)	2010	2009	Change	Change

Revenues:
Fuel	$1,118,569	$703,908	$414,661	58.9%
Nonfuel	261,759	259,361	2,398	0.9%
Rent and royalties	3,291	3,360	(69)	-2.1%
Total revenues	1,383,619	966,629	416,990	43.1%

Cost of goods sold (excluding depreciation):
Fuel	1,068,336	643,447	424,889	66.0%
Nonfuel	110,304	106,630	3,674	3.4%
Total cost of goods sold (excluding depreciation)	1,178,640	750,077	428,563	57.1%

Operating expenses:
Site level operating expenses	152,544	144,856	7,688	5.3%
Selling, general & administrative expense	19,328	19,001	327	1.7%
Real estate rent	58,538	58,469	69	0.1%
Depreciation and amortization expense	10,394	9,690	704	7.3%
Total operating expenses	240,804	232,016	8,788	3.8%

Loss from operations	(35,825)	(15,464)	(20,361)	131.7%
Equity in income of equity investees	77	75	2	2.7%
Interest income	231	844	(613)	-72.6%
Interest expense	(5,529)	(3,282)	(2,247)	68.5%
Loss before income taxes	(41,046)	(17,827)	(23,219)	130.2%
Provision for income taxes	170	212	(42)	-19.8%
Net loss	$(41,216)	$(18,039)	$(23,177)	128.5%

Same Site Comparisons. As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, a travel center is included in the following same site comparisons only if it was continuously operated by us or a franchisee from January 1, 2009, through March 31, 2010.  Travel centers are not excluded from the same site comparisons as a result of expansions in their size or changes in the services offered.

	Three Months Ended March 31,		$	%
(gallons and dollars in thousands)	2010	2009	Change	Change

Number of company operated travel centers	186	186	—	—

Fuel sales volume (gallons) (1)	483,432	443,136	40,297	9.1%
Fuel gross margin(1)	$50,068	$59,769	$(9,701)	-16.2%
Total nonfuel revenues (1)	$261,715	$258,816	$2,899	1.1%
Operating expenses (1) (2)	$152,396	$144,099	$8,298	5.8%

Number of franchisee operated travel centers	41	41	—	—
Rent and royalty revenues	$3,130	$3,116	$15	0.5%

(1)         Includes fuel volume, fuel gross margin, revenues and expenses of company operated travel centers only.

(2)         Excludes real estate rent expense.

Revenues. Revenues for the three month period ended March 31, 2010, were $1,383,619, which represented an increase from the quarter ended March 31, 2009, of $416,990, or 43.1%, primarily related to an increase in fuel revenue.

Fuel revenues were 80.8% of total revenues for the quarter ended March 31, 2010, compared to 72.8% for the same period in 2009.  Fuel revenues for the quarter ended March 31, 2010, were $1,118,569, an increase of $414,661, or 58.9%, compared to the same period in 2009.  This increase was principally the result of increases in fuel prices and also resulted from increased fuel sales volume.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for three months ended March 31, 2009	462,073	$703,908

Increase due to petroleum products price changes	—	323,290
Increase due to same site volume changes	40,297	89,532
Other changes, net	829	1,839
Net increase from prior year period	41,126	414,661

Results for three months ended March 31, 2010	503,199	$1,118,569

On a same site basis for our company operated sites, fuel sales volume increased by 40,297 gallons, or 9.1%, during the three months ended March 31, 2010, compared to the same period in 2009.  We believe the same site fuel sales volume increase resulted primarily from a modest increase in trucking activity attributable to increasing economic activity in the U.S. during the first quarter of 2010, particularly the increase in the shipments of durable goods, including new home building supplies, as well as an increase in imports into the U.S. that are transported by truck.  In addition, we believe that we have increased our market share of fuel sales as a result of our retail pricing strategies and marketing initiatives.

Nonfuel revenues were 18.9% of total revenues for the quarter ended March 31, 2010, compared to 26.8% for the same period in 2009.  Nonfuel revenues for the three months ended March 31, 2010, were $261,759, an increase of $2,398, or 0.9%, compared to the same period in 2009.  The change between years is primarily related to an increase in unit sales at those sites we operated continuously during both periods combined with price increases.  On a same site basis for our company operated sites, nonfuel revenues increased by $2,899, or 1.1% during the three months ended March 31, 2010, compared to the same period in 2009.  We believe the same site nonfuel revenue increase reflects increased customer traffic in our travel centers as a result of many of the factors affecting our fuel sales volumes.  We believe the increase in nonfuel revenues was lower than the increase in fuel volumes due to our customers’ continued conservative discretionary spending which began during the recent U.S. economic recession.

Rent and royalty revenues for the three months ended March 31, 2010, were $3,291, a decrease of $69, or 2.1%, compared to the same period in 2009.  Lower royalties resulting from reduced nonfuel revenues at our franchisee locations and the termination of four franchise sites in the first quarter of 2010 were largely offset by scheduled increases in rent revenues at the ten franchisee operated locations we sublease to our franchisees.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended March 31, 2010, was $1,178,640, an increase of $428,563, or 57.1%, compared to the same period in 2009, which was primarily attributable to increased fuel costs and increased fuel sales volume.  Fuel cost of goods sold for the quarter ended March 31, 2010, of $1,068,336 increased by $424,889, or 66.0% compared to the same period in 2009.  This increase in fuel cost of goods sold primarily resulted from the increase in petroleum commodity prices and also resulted from the fuel sales volumes increase described above.  Rising fuel prices during the first quarter had negative effects on our fuel gross margin, which was $9,701 lower in the first quarter of 2010 than the same period of 2009 on a same site basis.

Nonfuel cost of goods sold for the three months ended March 31, 2010, was $110,304, an increase of $3,674, or 3.4%, compared to the same period in 2009.  Nonfuel cost of goods sold increased due to the nonfuel sales increases noted above, combined with increases in product unit costs.  Nonfuel cost of goods sold as a percentage of nonfuel revenue was 42.1% for the quarter ended March 31, 2010, compared to 41.1% for the same period in 2009.

Site level operating expenses.  Site level operating expenses for the three months ended March 31, 2010, were $152,544, an increase of $7,688, or 5.3%, compared to the same period in 2009.  When compared to the prior year period, site level operating expenses increased due to higher employee healthcare insurance claims costs, workers compensation insurance claims costs and general liability insurance claims costs.  While we have experienced approximately a $4,560 increase in these insurance claims costs when comparing the first quarter of 2010 to the first quarter of 2009, the claims levels seen in the first quarter of 2010 were in line with our experience in the second through fourth quarters of 2009.  We also experienced increases in credit card transaction fees as a result of increased sales levels and rising fuel sales prices.  Additionally, we incurred increased costs over the prior year period to maintain our operating locations.  These increases were partially offset by decreases related to the closure of a company operated site in December 2009.

On a same site basis for our company operated sites, site level operating expenses increased by $8,298, or 5.8%, for the three months ended March 31, 2010, compared to the same period in 2009 and site level operating expenses as a percentage of nonfuel revenues for the quarter ended March 31, 2010, were 58.2%, compared to 55.7% for the same period in 2009.  The increase in operating expenses as a percentage of nonfuel revenues resulted primarily from the changes in our insurance claims experience and site maintenance costs discussed above.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2010, were $19,328, an increase of $327, or 1.7%, compared to the same period in 2009.  This increase primarily resulted from increased personnel costs.

Real estate rent expense.  Rent expense for the three months ended March 31, 2010, was $58,538, an increase of $69 compared to the same period in 2009.  Under our real estate leases, we paid rent of $45,858 during the three months ended March 31, 2010, of which $2,186 was recognized as interest expense and $696 was recognized as a reduction of our capital lease obligation.  During the three months ended March 31, 2010, we accrued $2,254 of noncash rent expense to recognize rent expense on a straight line basis over the terms of those leases that include rent escalation provisions and amortized $1,692 of our tenant improvements allowance as a reduction of rent expense.  In addition, during the three months ended March 31, 2010, we accrued $15,000 of rent expense that was not paid in cash pursuant to our rent deferral agreement with HPT.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended March 31, 2010, was $10,394, an increase of $704, or 7.3%, compared to the same period in 2009.

Loss from operations.  Our loss from operations for the three months ended March 31, 2010, was $35,825, compared to loss from operations of $15,464 for the same period in 2009.  This decline was the result of the changes in revenues and expenses described above, primarily the reduction of fuel gross margin.

Interest income and expense.  Interest income and expense consisted of the following:

	Three Months Ended March 31,		$
(dollars in thousands)	2010	2009	Change

Accretion of leasehold improvement receivable	$108	$212	$(104)
Other interest income	123	632	(509)
Total interest income	$231	$844	$(613)

Rent expense classified as interest	$2,186	$2,269	$(83)
Interest accrued on deferred rent	2,850	—	2,850
Amortization of deferred financing costs	70	590	(520)
Other interest expense	423	423	—
Total interest expense	$5,529	$3,282	$2,247

Income tax provision.  Our provisions for income taxes of $170 and $212 for the three months ended March 31, 2010 and 2009, respectively, differed from the amounts calculated at the statutory rate primarily due to recognition of a valuation allowance against our net deferred tax assets and to certain state income taxes that are due without regard to our net operating losses.

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

Inflation and Deflation

Inflation, or a general increase in prices, will likely have more negative than positive impacts on our business.  Rising prices may allow us to increase revenues, but also will likely increase our operating costs.  Also, rising prices for fuel and other products we sell increase our working capital requirements and have in the past caused some of our customers to reduce their purchases of our goods and services.  Because significant components of our expenses are fixed, we may not be able to realize expense reductions which match declines in general price levels, or deflation.

Liquidity and Capital Resources (dollars in thousands)

Our principal liquidity requirements are to meet our operating expenses including rent and to fund our capital expenditures and other working capital requirements.  Our sources of liquidity to meet these requirements are our operating cash flow, our cash balance, our credit facility, our ability to draw, without an increase in our rent, funding from HPT under the tenant improvements allowance, our ability to sell, with an increase in our rent, to HPT other tenant improvements we make to the sites we lease from HPT and our ability to defer $5,000 of rent payments to HPT each month through December 2010.  All deferred rent (and interest thereon) not previously paid is due to HPT on July 1, 2011.  We also own a portfolio of operating real estate and developable land which may be a source of additional liquidity over time to the extent it can be financed or sold.

The primary risks we face with respect to our operating cash flow are the current depressed demand for our products and services, the negative impact of the volatility and high level of prices for petroleum based products, and the difficult economic conditions in the U.S. and the trucking industry.  A reduction of our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods.  Also, a significant increase in the prices we must pay to obtain fuel or decrease in the amount of time we have to pay our trade creditors may increase our working capital funding requirements materially.  In addition, in light of the recent and current economic, industry and global credit market conditions and our historical operating losses, credit may be more expensive and difficult for us to obtain, which may limit the availability of our sources of financing.

During the quarter ended March 31, 2010, we incurred a net loss of $41,216, had net cash inflows from operating activities of $5,749 and net cash outflows from investing activities of $6,120 and our cash and cash equivalents balance decreased by $354 to $155,278. During the quarter ended March 31, 2010, we deferred $15,000 of rent payable to HPT pursuant to our rent deferral agreement and received $1,796 of funding from HPT under the terms of the tenant improvements allowance.  In light of the recent and current economic, industry and global credit market conditions and our historical operating losses, the availability and terms of any credit we may be able to obtain are unpredictable and uncertain, which may limit the availability of our sources of financing and affect our ability to repay deferred rent due to HPT by July 1, 2011.  Despite this uncertainty regarding long term liquidity needs, we currently believe that, under current industry conditions, our business initiatives, our cash balance, our ability to draw improvements financing from HPT and our ability to defer $5,000 per month of rent to HPT through December 2010 will allow us to continue to meet all of our obligations in the near term.  However, there can be no assurance that industry conditions or our operating results will improve or not decline further or that some other unidentified risk will not manifest itself in a manner which is material and adverse to our results of operations, liquidity or financial position or that our existing resources will be sufficient to allow us to meet our obligations.

Assets and Liabilities

At March 31, 2010 and December 31, 2009, we had cash and cash equivalents of $155,278 and $155,632, respectively.  Our total current assets at March 31, 2010, were $417,923, compared to $410,598 at December 31, 2009.  Our total current liabilities were $249,651 at March 31, 2010, compared to $219,685 at December 31, 2009.  Changes in accounts receivable, accounts payable and accrued expenses were primarily the result of increased fuel and nonfuel sales levels in March 2010 compared to December 2009 as well as higher fuel prices in March 2010 compared to December 2009.

At March 31, 2010 and December 31, 2009, we had $31,359 and $31,289, respectively, of certificates of deposit and other cash deposits placed for the benefit of certain fuel tax authorities, vendors and others, included in other current assets in our consolidated financial statements.

There can be no assurance that industry conditions will not deteriorate or that any one or more of the risks identified under the section “Risk Factors” or “Warning Regarding Forward Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2009, under “Warning Regarding Forward Looking Statements” or elsewhere in this Quarterly Report on Form 10-Q, or some other unidentified risk will not manifest itself in a manner which is material and adverse to our results of operations, cash flow or financial position.

Revolving Credit Facility

We have a $100,000 revolving credit agreement, or credit facility, with a group of commercial banks.  Under this credit facility, a maximum of $100,000 may be drawn, repaid and redrawn until maturity in November 2012. At March 31, 2010 and December 31, 2009, there were no amounts outstanding under our revolving credit facility, but at March 31, 2010, we had outstanding $63,335 of letters of credit issued under this facility, securing certain purchases, insurance, fuel tax and other trade obligations.  These letters of credit reduce the amount available for borrowing under our credit facility.   The credit facility is collateralized principally by certain of our cash accounts, accounts receivable and inventory.  Although the $72,519 of cash in the pledged cash accounts as of March 31, 2010, is not restricted as to withdrawal or usage, the withdrawal or usage of cash in pledged accounts to an amount below $19,158 as of March 31, 2010, would have resulted in a reduction in the maximum amount available to us under the credit facility.

Investment Activities

Our current capital plan for 2010 anticipates expenditures of approximately $63,000, some of which has been and may be funded by HPT under the lease agreements with HPT.  During the three months ended March 31, 2010, we invested approximately $6,102 in capital projects.

During the three months ended March 31, 2010, we received funding of $1,796 from HPT for qualifying tenant improvements, without an increase in our rent.  At March 31, 2010, $5,370 of the $125,000 total amount of the tenant improvements allowance remained available from HPT, which amount would be discounted in accordance with our amended lease with HPT to the extent those funds are received on an accelerated basis. Sales of qualified improvements by us to HPT in addition to those amounts, if any, will result in rent increases pursuant to our lease terms.

Off Balance Sheet Arrangements (dollars in thousands)

We own a minority interest in a joint venture, Petro Travel Plaza Holdings LLC, or PTP, that owns two travel centers that we operate.  These travel centers are encumbered by debt of approximately $19,693 as of March 31, 2010, that is secured by PTP’s real property.  We account for the investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt.  We are not directly liable for this debt, but the carrying value of our investment in this joint venture could be adversely affected if PTP defaulted on this debt and PTP’s property was used to satisfy this debt.  In connection with the loan agreement entered by PTP, we and our joint venture partner each agreed to indemnify the lender against liability from environmental matters related to PTP’s sites.

Related Party Transactions (dollars in thousands, except share amounts)

We were formerly a 100% subsidiary of HPT and currently HPT is our principal landlord and owns 1,540,000 of our outstanding common shares.  One of our Managing Directors, Barry Portnoy, is also a Managing Trustee of HPT and is the Chairman and majority beneficial owner of RMR, our management and shared services provider.  Thomas O’Brien, our other Managing Director and our President and Chief Executive Officer, was a former executive officer of HPT and is also an executive vice president of RMR.  Andrew Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, is a senior vice president of RMR.  In addition to providing services to us, RMR also provides services to HPT.  Barry Portnoy’s son, Adam Portnoy, is the minority beneficial owner of RMR and serves as a director and the President and Chief Executive Officer of RMR.  Adam Portnoy is also a Managing Trustee of HPT.  Barry Portnoy’s son-in-law is an officer of RMR and an executive officer of HPT.  One of our Independent Directors, Arthur Koumantzelis, was a trustee of HPT at the time we were created and he resigned and ceased to be a trustee of HPT shortly before he joined our Board of Directors.  As of March 31, 2010, we owned a 14.29% share of Affiliates Insurance Company, or Affiliates Insurance.  The other shareholders of Affiliates Insurance are RMR, HPT and four other companies to which RMR provides management services, and all of our Directors are also directors of Affiliates Insurance.  In addition to Affiliates Insurance, all of our Independent Directors and Barry Portnoy serve as directors or trustees of other companies to which RMR or its affiliate provides management services.  We also own a 40% share of PTP.  For these and other reasons, we consider HPT, RMR, Affiliates Insurance and PTP to be related parties of ours.  For a description of certain relationships among us, HPT, RMR, Affiliates Insurance and PTP, please see the description of these relationships included in our Proxy Statement for our 2010 Annual Meeting of Shareholders and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” section of our Annual Report on Form 10-K for the year ended December 31, 2009, and the description of risks which may arise from these relationships included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, all of which documents are accessible at the website for the Securities and Exchange Commission, or the SEC, at www.sec.gov.   In addition, copies of certain of our agreements with these parties are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC website.

Significant recent related party transactions and balances included:

•                  During the three month periods ended March 31, 2010 and 2009, we paid cash rent to HPT of $43,367 and $42,338, respectively, and recognized real estate rent expense of $55,979 and $55,997, respectively, related to our leases with HPT.  During the three month periods ended March 31, 2010, we recognized interest expense of $2,850 related to the deferred rent payable to HPT, and made cash interest payments of $1,850 to HPT.

•                  Other current liabilities in our consolidated balance sheets at March 31, 2010 and December 31, 2009, include $14,279 and $13,946, respectively, for rent due to HPT.  As of March 31, 2010, we had deferred rent payments totaling $105,000 that are payable to HPT no later than July 1, 2011.  At March 31, 2010, we had interest payable to HPT of $1,000.

•                  During the three month period ended March 31, 2010, we received funding of $1,796 from HPT for qualifying tenant improvements.  At March 31, 2010, $5,370 of the $125,000 total amount of the tenant improvements allowance remained available from HPT, which amount would be discounted in accordance with our amended lease with HPT to the extent that those funds are received on an accelerated basis.

•                  We recognized expense of $1,925 and $1,983 for the three month periods ended March 31, 2010 and 2009, respectively, in connection with the payments made to RMR under our management and shared services agreement. This expense is included in our selling, general and administrative expenses.

•                  As of March 31, 2010, we have invested $5,174 in Affiliates Insurance.  This investment is carried on our balance sheet in other noncurrent assets and had a carrying value of $4,992 and $5,000 as of March 31, 2010 and December 31, 2009, respectively.  During the three months ended March 31, 2010, we recognized a loss of $28 as our share of Affiliates Insurance’s net loss.

•                  Our results for the three month periods ended March 31, 2010 and 2009, included management and accounting fee income of $163 and $104, respectively, earned in connection with our management of two travel centers owned by PTP. The carrying value of the investment in PTP as of March 31, 2010 and December 31, 2009, was $17,849 and $17,744, respectively.  At March 31, 2010 and December 31, 2009, we had net receivables from PTP of $949 and $1,809, respectively. During the three months ended March 31, 2010 and 2009, we recognized income of $105 and $75, respectively, as our share of PTP’s net income.

Environmental and Climate Change Matters (dollars in thousands)

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

From time to time we have received, and in the future likely will receive, notices of alleged violations of environmental laws or otherwise became aware of the need to undertake corrective actions to comply with environmental laws at our travel centers.  Investigatory and remedial actions were, and regularly are, undertaken with respect to releases of hazardous substances at our travel centers.  In some cases contributions were, and may be, received to partially offset environmental costs from insurers, from state funds established for environmental clean up associated with the sale of petroleum products or from indemnitors who agreed to fund certain environmental related costs at travel centers purchased from such indemnitors.  To the extent we incur material amounts for environmental matters for which we do not receive insurance or other third party reimbursement or for which we have not set aside a reserve in prior years, our operating results may be materially adversely affected.  In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed.  See the disclosure in Note 6 to the Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As March 31, 2010, we had a reserve of $9,544 for known environmental matters for which we will be responsible, and we had a receivable for estimated insurance recoveries of these estimated future expenditures of $3,671 along with $2,522 of cash in an escrow account to fund certain of these estimated expenditures, leaving an estimated net amount of $3,350 to be funded by us in the future.  We do not have a reserve for potential unknown current or future environmental matters.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that the costs to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition, results of operations or cash flow.

Despite our present expectation, we cannot be certain that we are aware of all existing contamination present in our travel centers, or that material liability will not be imposed on us in the future.  If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts.  For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the United States Environmental Protection Agency’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in gasoline and diesel fuel, could negatively impact our business.  Further, legislation and regulations that limit carbon emissions may cause our energy costs at our travel centers to increase.

We have implemented and expect to continue programs to monitor and remediate our exposures to environmental liabilities.  Also, we have insurance of up to $35,000 for unanticipated costs regarding certain known environmental liabilities and of up to $60,000 regarding certain unknown or future environmental liabilities, subject to certain limitations and deductibles.  However, as noted above, we can provide no assurance that:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. — “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010.  Our exposure to market risks has not changed materially from that set forth in our Annual Report on Form 10-K.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the United States District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant, which was allowed on March 25, 2010.  The amended complaint also adds as defendants Ceridian Corporation, Pilot Travel Centers LLC, and Love’s Travel Stops & Country Stores, Inc.  Comdata markets fuel cards which are used for payments by trucking companies to truck stops.  The amended complaint alleges antitrust violations arising out of Comdata’s contractual relationships with truck stops in connection with its fuel cards.  The plaintiffs are seeking unspecified damages and injunctive relief.  This case is in the discovery stage.  We believe that there are substantial factual and legal defenses to the plaintiffs’ claims against us, but that the costs to defend this case could be expensive.

There have been no material developments in our other legal proceedings that we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

In addition to the legal proceedings referenced above, we are involved from time to time in various other legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6. Exhibits

Exhibit 3.1	Certificate of Formation of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)

Exhibit 3.2

Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)

Exhibit 3.3

Amended and Restated Bylaws of TravelCenters of America LLC, as amended and restated on January 25, 2010 (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on January 28, 2010)

Exhibit 4.1	Form of Share Certificate (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)

Exhibit 10.1

Amended and Restated Business Management and Shared Services Agreement, dated as of January 25, 2010, by and between TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 28, 2010)

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 21.1	Subsidiaries of TravelCenters of America LLC (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT ON FORM 10-Q THAT MAY NOT OCCUR INCLUDE:

•                  OUR DESCRIPTION OF OUR RENT DEFERRAL AGREEMENT WITH HPT MAY IMPLY THAT THE RENT DEFERRAL AMOUNTS TOGETHER WITH OUR CASH ON HAND AND CASH PROVIDED BY OUR OPERATING ACTIVITIES WILL BE SUFFICIENT TO ALLOW US TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS AND TO MEET OUR OBLIGATIONS DURING THE RENT DEFERRAL PERIOD.  IN FACT, WE MAY NOT BE ABLE TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS OR MEET OUR OBLIGATIONS;

•                  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE;

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT OUR CAPITAL PLAN FOR 2010 ANTICIPATES EXPENDITURES OF APPROXIMATELY $63 MILLION.  HOWEVER, THE AMOUNT AND TIMING OF CAPITAL PROJECT EXPENDITURES ARE OFTEN DIFFICULT TO PROJECT.  SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND WE MAY SPEND MORE THAN $63 MILLION TO COMPLETE OUR CAPITAL PROJECTS.  CURRENTLY UNANTICIPATED PROJECTS THAT ARE REQUIRED TO BE COMPLETED MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED.  SOME CAPITAL PROJECTS TAKE MORE TIME THAN ANTICIPATED AND WE MAY NOT COMPLETE THESE CAPITAL PROJECTS IN 2010.  AS A RESULT OF MARKET CONDITIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER AMOUNTS OF CAPITAL EXPENDITURES IN THE FUTURE;

•                  THE STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q THAT WE HAD $155.3 MILLION OF CASH AND CASH EQUIVALENTS AT MARCH 31, 2010, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR BANK CREDIT FACILITY AND THAT WE OWN UNENCUMBERED REAL ESTATE AND OTHER ASSETS THAT MAY BE ADDITIONAL SOURCES OF LIQUIDITY OVER TIME MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND CASH LIQUIDITY.  IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH, AS OF MARCH 31, 2010, $63.3 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO SECURE LETTERS OF CREDIT FOR OUR SUPPLIERS, WE HAVE COLLATERALIZED THIS FACILITY WITH A PORTION OF OUR WORKING CAPITAL ITEMS, INCLUDING A PORTION OF OUR CASH, AND WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

•                THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT OUR FUEL SALES VOLUME ON A SAME SITE BASIS AND IN TOTAL FOR THE FIRST QUARTER OF 2010 INCREASED OVER THE FIRST QUARTER OF 2009.  THIS STATEMENT MAY IMPLY THAT ECONOMIC CONDITIONS IN THE U.S. GENERALLY AND THE TRUCKING AND TRAVEL CENTER INDUSTRIES IN PARTICULAR ARE IMPROVING AND THAT OUR RESULTS OF OPERATIONS AND CASH FLOWS FROM OPERATIONS WILL IMPROVE IN THE FUTURE.  HOWEVER, THE POSITIVE TREND IN FUEL SALES VOLUMES WE EXPERIENCED MAY BE THE RESULT OF INCREASED MARKET SHARE AND NOT AN IMPROVING MARKET AND/OR MAY NOT CONTINUE.  ACCORDINGLY, OUR FUEL SALES VOLUMES MAY NOT CONTINUE TO INCREASE OR BE SUSTAINED; AND

•                  WE MAY BE UNABLE TO SETTLE OR PREVAIL IN OUR PENDING LITIGATION MATTERS AND ANY SETTLEMENT OR ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.  ALSO, THE LEGAL AND OTHER EXPENSES WE MAY INCUR IN CONNECTION WITH LITIGATION MATTERS WILL DEPEND, IN PART, UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE

NOT WITHIN OUR CONTROL AND THESE COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

•                  FUTURE FUEL PRICE INCREASES, FUEL PRICE VOLATILITY, COMPETITION OR OTHER FACTORS MAY CAUSE US TO NEED MORE WORKING CAPITAL TO MAINTAIN OUR INVENTORIES AND CARRY OUR ACCOUNTS RECEIVABLE THAN WE NOW EXPECT;

•                  IN THE PAST, INCREASES IN FUEL PRICES HAVE REDUCED THE DEMAND FOR THE PRODUCTS AND SERVICES THAT WE SELL BECAUSE HIGH FUEL PRICES MAY HAVE ENCOURAGED FUEL CONSERVATION, DIRECTED FREIGHT BUSINESS AWAY FROM TRUCKING OR OTHERWISE ADVERSELY AFFECTED THE BUSINESS OF OUR CUSTOMERS.  FUTURE INCREASES IN FUEL PRICES MAY HAVE SIMILAR AND OTHER ADVERSE EFFECTS ON OUR BUSINESS;

•                  OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO MAINTAIN CURRENT TERMS FOR OUR PURCHASES ON CREDIT.  IF WE ARE UNABLE TO PURCHASE GOODS ON REASONABLE CREDIT TERMS, OUR REQUIRED WORKING CAPITAL MAY INCREASE AND WE MAY INCUR MATERIAL LOSSES.  ALSO, IN LIGHT OF THE RECENT AND CURRENT ECONOMIC, INDUSTRY AND GLOBAL CREDIT MARKET CONDITIONS AND OUR HISTORICAL OPERATING LOSSES, THE AVAILABILITY AND THE TERMS OF ANY CREDIT WE MAY BE ABLE TO OBTAIN ARE UNPREDICTABLE AND UNCERTAIN.  OUR $100 MILLION REVOLVING CREDIT FACILITY EXPIRES IN 2012.  OUR FAILURE TO RETAIN OUR EXISTING CREDIT FACILITY OR TO OBTAIN NEW OR SUBSTITUTE FINANCING ON REASONABLE TERMS WOULD ADVERSELY AFFECT OUR ABILITY TO FUND OUR BUSINESS AND OPERATIONS.  IN ADDITION, WE ARE OBLIGATED TO PAY HPT ALL DEFERRED RENT AND UNPAID INTEREST THEREON BY JULY 1, 2011.  AS OF MARCH 31, 2010, WE HAVE DEFERRED AN AGGREGATE OF $105 MILLION OF RENT AND MAY DEFER UP TO AN ADDITIONAL $45 MILLION OF RENT THROUGH 2010.  THERE CAN BE NO ASSURANCES THAT WE WILL HAVE THE NECESSARY FUNDING TO REPAY BY JULY 1, 2011, ALL AMOUNTS OF DEFERRED RENT AND INTEREST THEREON;

•                  IF THE RECENT DIFFICULT U.S. ECONOMIC AND CREDIT CONDITIONS CONTINUE,  WORSEN OR LAST FOR AN EXTENDED PERIOD, OUR CUSTOMERS MAY PURCHASE LESS OF OUR GOODS AND SERVICES AND WE MAY CONTINUE TO SUFFER LOSSES;

•                  WE ARE CURRENTLY INVOLVED IN SEVERAL LITIGATION MATTERS.  DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN RESULT IN UNANTICIPATED RESULTS.  LITIGATION IS USUALLY EXPENSIVE AND DISTRACTING TO MANAGEMENT.  WE CAN PROVIDE NO ASSURANCE AS TO THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE INVOLVED; AND

•                  AS A RESULT OF THE LARGE VOLUME OF PUBLIC TRADING IN OUR SHARES DURING 2007, WE EXPERIENCED A CHANGE IN OWNERSHIP AS DEFINED BY SECTION 382 OF THE INTERNAL REVENUE CODE, OR THE CODE.  CONSEQUENTLY, WE ARE UNABLE TO USE OUR NET OPERATING LOSS GENERATED IN 2007 TO OFFSET ANY FUTURE TAXABLE INCOME WE MAY REALIZE.  IF WE EXPERIENCE ADDITIONAL CHANGES IN OWNERSHIP, AS DEFINED IN THE CODE, OUR NET OPERATING LOSSES GENERATED AFTER 2007 COULD ALSO BE SUBJECT TO LIMITATIONS ON USAGE.

WE HAVE PRODUCED PROFITABLE OPERATIONS IN ONLY TWO QUARTERLY REPORTING PERIODS SINCE WE BECAME A PUBLICLY OWNED COMPANY ON JANUARY 31, 2007.  ALTHOUGH OUR PLANS ARE INTENDED TO CREATE PROFITABLE OPERATIONS, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

RESULTS THAT DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY ALSO BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS AS DESCRIBED MORE FULLY ELSEWHERE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009, UNDER “ITEM 1A.  RISK FACTORS” AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

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

TRAVELCENTERS OF AMERICA LLC

	By:	/s/ Andrew J. Rebholz
May 10, 2010		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit 3.1	Certificate of Formation of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)

Exhibit 3.2

Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)

Exhibit 3.3

Amended and Restated Bylaws of TravelCenters of America LLC, as amended and restated on January 25, 2010 (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on January 28, 2010)

Exhibit 4.1	Form of Share Certificate (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)

Exhibit 10.1

Amended and Restated Business Management and Shared Services Agreement, dated as of January 25, 2010, by and between TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 28, 2010)

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 21.1	Subsidiaries of TravelCenters of America LLC (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)