Form 10-Q
period 2010-06-30
TRAVELCENTERS OF AMERICA LLC
filed 2010-08-09
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of Common Shares outstanding at August 6, 2010: 17,323,606 common shares.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

June 30, 2010

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$170,042	$155,632
Accounts receivable (less allowance for doubtful accounts of $3,428 as of June 30, 2010 and $2,901 as of December 31, 2009)	92,306	71,870
Inventories	124,837	129,185
Leasehold improvements receivable	3,479	6,768
Other current assets	51,224	47,143
Total current assets	441,888	410,598

Property and equipment, net	415,434	417,458
Intangible assets, net	27,391	28,885
Other noncurrent assets	27,364	28,419
Total assets	$912,077	$885,360

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$127,559	$97,701
Other current liabilities	131,089	121,984
Total current liabilities	258,648	219,685

Capital lease obligations	99,856	101,248
Deferred rental allowance	77,838	81,222
Deferred rent	120,000	90,000
Other noncurrent liabilities	80,426	78,452
Total liabilities	636,768	570,607

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 18,683,666 shares authorized at June 30, 2010 and December 31, 2009, and 17,323,606 and 17,269,646 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	546,007	545,321
Accumulated other comprehensive income	728	815
Accumulated deficit	(271,426)	(231,383)
Total shareholders’ equity	275,309	314,753

Total liabilities and shareholders’ equity	$912,077	$885,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2010	2009

Revenues:
Fuel	$1,200,688	$840,607
Nonfuel	300,423	284,084
Rent and royalties	3,380	3,568
Total revenues	1,504,491	1,128,259

Cost of goods sold (excluding depreciation):
Fuel	1,125,976	781,362
Nonfuel	125,455	120,899
Total cost of goods sold (excluding depreciation)	1,251,431	902,261

Operating expenses:
Site level operating	157,443	149,680
Selling, general & administrative	20,051	19,588
Real estate rent	58,542	58,808
Depreciation and amortization	10,305	9,482
Total operating expenses	246,341	237,558

Income (loss) from operations	6,719	(11,560)

Income from equity investees	224	132
Interest income	370	528
Interest expense	(5,866)	(3,921)
Income (loss) before income taxes	1,447	(14,821)
Provision for income taxes	274	216
Net income (loss)	1,173	(15,037)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $(111) and $165, respectively	(311)	472
Comprehensive income (loss)	$862	$(14,565)

Weighted average shares outstanding:
Basic and diluted	17,298	16,648
Net income (loss) per share:
Basic and diluted	$0.07	$(0.90)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share data)

	Six Months Ended
	June 30,
	2010	2009

Revenues:
Fuel	$2,319,257	$1,544,515
Nonfuel	562,182	543,445
Rent and royalties	6,671	6,928
Total revenues	2,888,110	2,094,888

Cost of goods sold (excluding depreciation):
Fuel	2,194,312	1,424,809
Nonfuel	235,759	227,529
Total cost of goods sold (excluding depreciation)	2,430,071	1,652,338

Operating expenses:
Site level operating	309,987	294,536
Selling, general & administrative	39,379	38,589
Real estate rent	117,081	117,277
Depreciation and amortization	20,698	19,172
Total operating expenses	487,145	469,574

Loss from operations	(29,106)	(27,024)

Income from equity investees	301	207
Interest income	601	1,372
Interest expense	(11,395)	(7,203)
Loss before income taxes	(39,599)	(32,648)
Provision for income taxes	444	428
Net loss	(40,043)	(33,076)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $(30) and $95, respectively	(87)	272
Comprehensive income (loss)	$(40,130)	$(32,804)

Weighted average shares outstanding:
Basic and diluted	17,284	16,640
Net loss per share:
Basic and diluted	$(2.32)	$(1.99)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(40,043)	$(33,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash rent expense	29,926	32,001
Depreciation and amortization	20,698	19,172
Share based compensation expense	686	478
Income from equity investees	(301)	(207)
Amortization of deferred financing costs	142	1,369
Provision for doubtful accounts	523	(25)
Changes in assets and liabilities:
Accounts receivable	(20,974)	(17,786)
Inventories	4,342	5,060
Other current assets	(4,092)	6,483
Accounts payable and other current liabilities	37,101	35,192
Cash received for tenant improvements	3,489	4,769
Other, net	(2,164)	984
Net cash provided by operating activities	29,333	54,414

Cash flows from investing activities:
Proceeds from asset sales	5	84
Investment in equity investee	(44)	(5,073)
Distribution received from equity investee	960	—
Capital expenditures	(15,826)	(12,954)
Net cash used in investing activities	(14,905)	(17,943)

Effect of exchange rate changes on cash	(18)	14

Net increase in cash	14,410	36,485

Cash and cash equivalents at the beginning of the period	155,632	145,516
Cash and cash equivalents at the end of the period	$170,042	$182,001

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest)	$10,351	$5,743
Income taxes paid (net of refunds)	766	490

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share amounts)

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

At June 30, 2010, our business included 229 travel centers in 41 states and in Canada, 166 of which were operated under the “TravelCenters of America” or “TA” brand names and 63 of which were operated under the “Petro” brand name.  We operated 188 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 41 of these travel centers, including 10 travel centers which our franchisees sublease from us.  We lease 145 of our TA branded sites and 40 of our Petro branded sites under leases with subsidiaries of Hospitality Properties Trust, which we refer to as the TA Lease and Petro Lease, respectively.  See Note 5.  We refer to Hospitality Properties Trust and its subsidiaries as HPT.

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

2.             Recent Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board, or FASB, issued new accounting guidance that eliminates some exceptions that were previously included in GAAP related to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  The new guidance also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying previously issued rules related to variable interest entities.  The qualifying special purpose entity concept and its consolidation exceptions were eliminated, which means more entities are subject to consolidation assessments and reassessments.  We adopted these new requirements as of January 1, 2010.  Adopting these new requirements did not have an effect on our consolidated financial statements.

3.             Earnings Per Share

Unvested shares issued under our equity incentive plan are deemed participating securities because they participate equally in earnings with all other common shares, and therefore, both basic and diluted income (loss) per share is the same for unvested common shares for all periods presented.  The weighted average unvested common shares included as participating securities were 1,049,920 and 713,950 for the three months ended June 30, 2010 and 2009, respectively, and 1,050,250 and 714,848 for the six months ended June 30, 2010 and 2009, respectively.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share amounts)

4.             Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2010	2009

Nonfuel merchandise	$99,210	$97,201
Petroleum products	25,627	31,984
Total inventories	$124,837	$129,185

5.             Related Party Transactions

The following table summarizes the various amounts paid and expensed under our leases with HPT during the period and reconciles those amounts to the total real estate rent expense reflected in our consolidated financial statements for that period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Minimum base rent cash payments for TA Lease and Petro Lease	$42,794	$42,127	$84,922	$83,251
Rent for improvements sold to HPT	31	31	61	61
Rent for ground leases acquired by HPT	1,225	1,210	2,433	2,394
Total rent payments to HPT	44,050	43,368	87,416	85,706
Straight line rent adjustments	1,616	2,541	3,803	5,775
Rent deferred under rent deferral agreement	15,000	15,000	30,000	30,000
Less capital lease obligation amortization	(696)	(613)	(1,392)	(1,226)
Less amount recognized as interest expense	(2,186)	(2,269)	(4,372)	(4,538)
Less deferred leasehold improvement allowance amortization	(1,692)	(1,692)	(3,384)	(3,384)
Rent to HPT recognized as rent expense	56,092	56,335	112,071	112,333
Expense related to rents paid to others	2,450	2,473	5,010	4,944
Total real estate rent expense	$58,542	$58,808	$117,081	$117,277

During the six months ended June 30, 2010 and 2009, we received funding of $3,489 and $4,769, respectively, from HPT for qualifying tenant improvements we made.  At June 30, 2010, $3,603 of the $125,000 total amount of the tenant improvements allowance remained available from HPT, without an increase in rent payments, which amount will be discounted pursuant to the terms of the lease to the extent that we receive those funds on an accelerated basis.

Under the terms of our rent deferral agreement with HPT we have the option to defer our rent payments to HPT by up to $5,000 per month until December 31, 2010.  Beginning January 1, 2010, any deferred rent which remains unpaid accrues interest payable in cash to HPT monthly at the rate of 1% per month.  During the second quarter and first half of 2010, we recognized interest expense of $3,300 and $6,150, respectively, and made cash interest payments of $3,150 and $5,000, respectively, to HPT related to the deferred rent balance. The rent deferral agreement does not provide for rent deferrals after December 31, 2010.  All deferred rent (and interest thereon) not previously paid is due to HPT on July 1, 2011.  This rent deferral agreement has change of control covenants so that amounts deferred will be immediately payable to HPT in the event we experience a change of control, as defined in the agreement, while deferred rent is unpaid.  As of June 30, 2010 and December 31, 2009, we had an aggregate of $120,000 and $90,000, respectively, of deferred rent payable to HPT.

Other current liabilities in our consolidated balance sheets at June 30, 2010 and December 31, 2009, included $14,279 and $13,946, respectively, for rent due to HPT, excluding deferred rent, and also included $1,150 of interest payable to HPT under the rent deferral agreement as of June 30, 2010.

In connection with our business management and shared services agreement with Reit Management & Research LLC, or RMR, for the three months ended June 30, 2010 and 2009, we recognized expense of $2,304 and $2,123, respectively.  We recognized expense of $4,229 and $4,106, for the six months ended June 30, 2010 and 2009, respectively, in connection with this business

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share amounts)

management and shared services agreement with RMR. We recognize these amounts in selling, general and administrative expenses in our consolidated financial statements.

As of June 30, 2010, we had invested $5,177 in Affiliates Insurance Company, or Affiliates Insurance, concurrently with RMR and other companies to which RMR provides management services. All of our Directors are currently serving on the board of directors of Affiliates Insurance.  At June 30, 2010, we owned approximately 14.29% of Affiliates Insurance.  Although we own less than 20% of Affiliates Insurance, we use the equity method to account for this investment because we believe that we have significant influence over Affiliates Insurance because each of our Directors is a director of Affiliates Insurance. This investment had a carrying value of $4,992 and $5,000 as of June 30, 2010 and December 31, 2009, respectively, and is carried on our balance sheet in other noncurrent assets.  During the three and six months ended June 30, 2010, we invested $23 and $44, respectively, in Affiliates Insurance.  During the three and six months ended June 30, 2010, we recognized a loss of $24 and $52, respectively, related to this investment and for the three and six months ended June 30, 2009, we recognized a loss of $109 related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by Affiliates Insurance.  Our first annual premium for this property insurance is expected to be $2,308.  We are currently investigating the possibilities to expand our insurance relationships with Affiliates Insurance to include other types of insurance.

We own a 40% minority joint venture interest in Petro Travel Plaza Holdings LLC, or PTP, which owns two travel centers that we operate.  We account for this investment under the equity method and it is carried on our balance sheet in other noncurrent assets.  The carrying value of this investment as of June 30, 2010 and December 31, 2009, was $17,137 and $17,744, respectively.  During the three months ended June 30, 2010 and 2009, we recognized management and accounting fee income from PTP of $163 and $100, respectively.  During the six months ended June 30, 2010 and 2009, we recognized management and accounting fee income from PTP of $325 and $204, respectively.  At June 30, 2010 and December 31, 2009, we had a receivable from PTP of $443 and $1,809, respectively.  During the three months ended June 30, 2010 and 2009, we recognized income of $302 and $241, respectively, as our share of PTP’s net income and we recognized income of $262 and $316, as our share of PTP’s net income during the six months ended June 30, 2010 and 2009, respectively.  In June 2010, we received a $960 distribution from PTP.

For more information about these and other relationships among us, our Directors, our executive officers, HPT, RMR, Affiliates Insurance, other companies to which RMR provides management services, PTP and others affiliated with or related to them and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report on Form 10-K for the year ended December 31, 2009, and our other filings made with the Securities and Exchange Commission, or the SEC, and, in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2009, and the section captioned “Related Persons Transactions and Company Review of Such Transactions” in our Proxy Statement relating to our 2010 Annual Meeting of Shareholders and in Item 1.01 in our Current Report on Form 8-K filed with the SEC on January 28, 2010.

6.             Commitments and Contingencies

Guarantees

In the normal course of our business we periodically enter into agreements that contain guarantees or indemnification provisions.  While we cannot estimate the maximum amount to which we may be exposed under such agreements, we do not believe that any potential guaranty or indemnification will have a material adverse effect on our consolidated financial position or results of operations.

We offer a warranty of our workmanship in our truck maintenance and repair facilities, but we believe the annual warranty expense and corresponding liability are not material to us.

Environmental Matters

Extensive environmental laws regulate our operations and properties.  These laws may require us to investigate and clean up hazardous substances, including petroleum products, released at our owned and leased properties.  Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation and clean up costs incurred in connection with any contamination and regulatory compliance.  We use underground storage tanks and above ground storage tanks to store petroleum products and waste at our travel centers.  We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share amounts)

event of a release.  At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water.  Under the terms of our leases, we generally have agreed to indemnify HPT for any environmental liabilities related to travel centers that we lease from HPT and we are required to pay all environmental related expenses incurred in the operation of the travel centers.

From time to time we have received, and in the future likely will receive, notices of alleged violations of environmental laws or otherwise became or become aware of the need to undertake corrective actions to comply with environmental laws at our travel centers.  Investigatory and remedial actions were, and regularly are, undertaken with respect to releases of hazardous substances at our travel centers.  In some cases contributions were, and may be, received to partially offset environmental costs from insurers, from state funds established for environmental clean up associated with the sale of petroleum products or from indemnitors who agreed to fund certain environmental related costs at travel centers purchased from those indemnitors.  To the extent we incur material amounts for environmental matters for which we do not receive insurance or other third party reimbursement or for which we have not previously recorded a reserve, our operating results may be materially adversely affected.  In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed.

At June 30, 2010, we had an accrued liability for environmental matters of $8,199, as well as a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, resulting in an estimated net amount of $2,085 that we expect to need to fund from future cash flows.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis due to the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition, results of operations or cash flow.

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

While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future.  We cannot be certain that additional contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future.  If we discover additional environmental problems, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.

Pending Litigation

On February 1, 2008, a purported holder of our shares, Alan R. Kahn filed a purported derivative action in the Delaware Court of Chancery on behalf of us against members of our Board of Directors, HPT and RMR.  This action alleges that our Directors breached their fiduciary duties in connection with our acquisition in 2007 of Petro Stopping Centers, LP, or the Petro Acquisition, and seeks an award of unspecified damages and reformation of the Petro Lease, which we entered with HPT in connection with the Petro Acquisition.  This action also appears to allege that RMR and HPT aided and abetted our Directors.  Under our limited liability company agreement and agreements with RMR and HPT, we are liable to indemnify our Directors, HPT and RMR for liabilities, costs and expenses incurred by them in connection with this litigation.  On May 6, 2008, we moved to dismiss this complaint.  On June 20,

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share amounts)

2008, the plaintiff filed an amended complaint making additional allegations regarding the members of our Board of Directors and withdrawing his request for reformation of the Petro Lease.  On July 2, 2008, we moved to dismiss the amended complaint.  On October 30, 2008, Mr. Kahn’s claims against RMR were voluntarily dismissed.  On December 11, 2008, our motion to dismiss the amended complaint was denied and a previously imposed stay of discovery was lifted.  On January 21, 2009, HPT sent a letter to the plaintiff demanding arbitration of his claims pursuant to the terms of the Petro Lease.  We believe that the plaintiff and HPT have agreed to defer the arbitration demand.  This case is now in the early stages of discovery.  We continue to believe that the plaintiff’s allegations are without merit.

In July 2008, Riverside County in the State of California filed litigation against us in the Superior Court of California for Riverside County, seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to management of underground storage tanks.  In April 2009, the California Attorney General intervened in the action.  The California Attorney General’s complaint repeats many of the allegations made by Riverside County and adds allegations of past violations of state laws and regulations governing the management of hazardous wastes.  The complaints by the Attorney General and the Riverside County District Attorney do not identify the amount of civil penalties sought.  We disagree with these allegations and intend to defend these lawsuits.

In May 2010, the California Attorney General filed a separate litigation against us in the Superior Court of California for Alameda County containing allegations of violations of underground storage tank laws and regulations at various facilities in Kern and Merced counties.  On July 26, 2010, the California Attorney General voluntarily dismissed this litigation against us, but we expect it may be refiled in a different county.

Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in United States district courts in over 20 states.  Major petroleum refineries and retailers have been named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperature greater than 60 degrees Fahrenheit at the time of sale.  One theory alleges that the plaintiffs purchased smaller quantities of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy.  A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  These “tax” cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays.  We believe that there are substantial factual and legal defenses to the theories alleged in these so called “hot fuel” lawsuits.  The “temperature” cases seek nonmonetary relief in the form of an order requiring the defendants to install temperature correcting equipment on their retail fuel pumps.  They also seek monetary relief in the form of damages.  The plaintiffs have not quantified the damages they seek.  The “tax” cases also seek monetary relief.  Plaintiffs have proposed a formula (which we dispute) to measure these damages as the difference between the amount of fuel excise taxes paid by defendants and the amount collected by defendants on motor fuel sales.  Plaintiffs have taken the position in filings with the Court that under this approach, our damages for an eight-year period for one state would be approximately $10.7 million.  We deny liability and disagree with the plaintiff’s position.  The cases have been consolidated in the United States District Court for the District of Kansas pursuant to multi-district litigation procedures.  On Friday, May 28, 2010, the Court ruled that, with respect to two cases originally filed in U.S. District Court in the state of Kansas, it would grant plaintiffs’ motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel), and that it would defer plaintiffs’ motion to certify a class with respect to damages.  A TA entity was named in one of those two Kansas cases, but the Court ruled that the named plaintiffs were not sufficient to represent a class as to TA, and as a result, there has been no class certified as to TA.  The defendants with respect to which a class has been certified have petitioned the United States Court of Appeals for the Tenth Circuit for interlocutory review of the Court’s class certification decision.  The U.S. District Court for the District of Kansas has not issued a decision on class certification with respect to the remaining cases that have been consolidated in the multi-district litigation.  Because these various motions are pending, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.  However, the continued cost of litigating these cases could be significant.

On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the United States District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant, which was allowed on March 25, 2010.  The amended complaint also adds as defendants Ceridian Corporation, Pilot Travel Centers LLC, and Love’s Travel Stops & Country Stores, Inc.  Comdata markets fuel cards which are used for payments by trucking companies to truck stops.  The amended complaint alleges antitrust violations arising out of Comdata’s contractual relationships with truck stops in connection with its fuel cards.  The plaintiffs are seeking unspecified damages and injunctive relief.  This case is in the discovery stage.  We believe that there are substantial factual and legal defenses to the plaintiffs’ claims against us, but that the costs to defend this case could be significant.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share amounts)

In addition to the legal proceedings referenced above, we are involved from time to time in various other legal and administrative proceedings, including tax audits, and threatened legal and administrative proceedings incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

7.             Income Taxes

Because of our history of operating losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards, that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  If and when we believe it is more likely than not that we will recover our deferred tax assets, we will record those assets as an income tax benefit in the consolidated statement of operations, which will affect our results of operations.  As a result of the large volume of public trading in our shares during 2007, our 2007 federal net operating loss of $50,470 and other tax credit carry forwards is generally not available to us for the purpose of offsetting future taxable income because of certain Internal Revenue Code, or IRC, provisions regarding changes in ownership of our common shares.  As of December 31, 2009, we had an unrestricted federal net operating loss carry forward of approximately $108,212.  IRC provisions do not currently restrict our ability to utilize the federal net operating loss and other tax credit carry forwards generated after 2007, but these carry forwards could be subject to limitation based on changes in ownership of our common shares.  Our net operating loss carry forwards will begin to expire in 2027.

For the six months ended June 30, 2010, we recognized tax expenses of $444, which includes tax expense of $340 for state taxes on operating income payable without regard to our tax loss carry forwards and $104 related to a deferred liability arising from the amortization of a trademark for tax purposes but not for financial reporting purposes.  Our effective tax rates differed from the statutory rate primarily due to adjustments to our valuation allowance against net deferred tax assets, principally our net operating loss carryforward, and to certain state income taxes that are due without regard to our loss or income.

8.             Other Information

Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

HPT rent classified as interest expense	$2,186	$2,269	$4,372	$4,538
Interest on deferred rent payable to HPT	3,300	—	6,150	—
Amortization of deferred financing costs	71	779	142	1,369
Other	309	873	731	1,296
Interest expense	$5,866	$3,921	$11,395	$7,203

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollars in thousands)

The following discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our revenues and income are subject to potentially material changes as a result of the market prices of diesel fuel and gasoline, as well as the availability of these products.  These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment.  Over the past few years there has been significant volatility in the cost of fuel: first, as the world value of the U.S. dollar declined and as speculation in the price of petroleum commodities increased during 2007 and into 2008; then in the last half of 2008, as the price of fuel declined dramatically as the worldwide recession reduced demand for petroleum products.  During 2009, fuel commodity prices rose and those increases continued through the first quarter of 2010.  Although they were at a higher level than in the 2009 second quarter, during the second quarter of 2010 fuel commodity prices generally trended lower.  We expect that these significant changes in our costs for these products can largely be passed on to our customers, but often there are delays in passing on price increases that can affect our fuel gross margins.  Although other factors have an effect, fuel gross margins per gallon tend to be lower during periods of rising fuel prices and higher during periods of falling fuel prices.  Also, increased volatility in the crude oil and refined products markets can result in negative effects on our sales and profitability and increases in our working capital requirements.  We expect that the crude oil and refined product markets will continue to be volatile for the foreseeable future.

The trucking industry is the primary customer for our goods and services.  Freight and trucking demand in the U.S. generally reflects the level of commercial activity in the U.S. economy.  The condition of the U.S. economy generally, and the financial condition and activity of the trucking industry in the U.S. specifically, impacted our financial results during the first half of 2010 and we expect that they will continue to impact our financial results in future periods.  During the first half of 2010, although the U.S. economy showed increased activity, the generally difficult economic conditions in the U.S. continued to present us with significant operating challenges.  Our fuel sales volumes and nonfuel revenues in the second quarter and first half of 2010 both increased on a same site basis over the comparable periods of the prior year; however, these levels of activity continue to be well below those experienced before the recession.  As a result, we experienced a net loss of $40,043 during the first half of 2010, although during the second quarter of 2010 we generated net income of $1,173.  The results for each of these periods were significantly influenced by changes in our fuel gross margin that we experienced primarily because of changes in fuel commodity market costs as described above.

During the second quarter of 2010, we experienced an increase in same site fuel sales volume of 7.1%, compared with the second quarter of 2009.  Similarly, during the first half of 2010 our same site fuel volumes increased 8.1%, compared with the first half of 2009.  These increases resulted from a combination of our marketing and customer service initiatives and increased trucking activity attributable to increased economic activity in the U.S. during the second quarter and first half of 2010, compared to the same periods of the prior year.  The second quarter same site fuel sales volume increase continued the positive trend that began in the fourth quarter of 2009 after the negative trend that had persisted since 2007 had moderated during the first three quarters of 2009.  The following table presents the quarterly changes in fuel sales volumes on a same site basis compared to the same quarter of the prior year.

Same Site Change in Fuel Sales Volume (1)	2010 compared to 2009	2009 compared to 2008	2008 compared to 2007

First quarter ended March 31	9.1%	-16.3%	-12.9%
Second quarter ended June 30	7.1%	-10.7%	-16.3%
Third quarter ended September 30	—	-3.6%	-17.2%
Fourth quarter ended December 31	—	2.4%	-13.8%
Full year	—	-7.4%	-15.0%

(1)   Includes travel centers that were continuously operated by us, by our predecessor (prior to January 31, 2007) or by the previous owner of the Petro sites (prior to the acquisition by us on May 30, 2007) during the periods presented.

While the level of economic activity has recently increased, it is still well below pre-recession levels; and, despite our various cost cutting initiatives over the past few years, this lower level of sales activity has been insufficient to cover our fixed costs and certain cost increases we experienced since the recession began.  While the U.S. economy recently has shown signs of stabilizing and growing, the strength and sustainability of any economic recovery is uncertain, including the risk that a possible “double dip” recession may occur.  If the U.S. economy continues to operate as it has over the past few years or if it worsens, our financial results may not improve and may decline, resulting in our experiencing increased losses from our operations.

On June 30, 2010, two competitors, Pilot Travel Centers LLC and Flying J Inc., announced that they completed a merger, effective July 1, 2010, and that the new company would be called Pilot Flying J.  That merger combined the first and second largest competitors in our industry, based on diesel fuel sales volume.  As a result of this combination, we may see increased competitive pressure that could negatively impact our sales volumes and profitability.  In addition, most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies.  The fuel card industry has only a few significant participants, including Comdata, the largest issuer of fuel cards, and TCH, a company owned or affiliated with Pilot Flying J.  We are unable to determine the extent of the effect the combined Pilot Flying J may have on our financial position, results of operations, or competitive position, although we expect the combination may significantly alter the competitive conditions in the travel center industry.  Further, we are unable to determine the extent of the effect that competition, or lack thereof, between Comdata and TCH in particular, may result in future increases in our transaction fee expenses or working capital requirements, or both.

There can be no assurance that industry conditions will not deteriorate or that any one or more of the risks identified under the sections “Risk Factors” or “Warning Regarding Forward Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2009, or in this Quarterly Report on Form 10-Q, or elsewhere in this Quarterly Report on Form 10-Q, or some other unidentified risk will not manifest itself in a manner which is material and adverse to our results of operations, cash flow or financial position.

Summary of Travel Center Site Counts

The following table summarizes the changes in the composition of our business (company operated, franchisee leased and operated or franchisee owned and operated) from January 1, 2009 through June 30, 2010:

			Franchisee
		Franchisee	Owned
	Company	Leased and	and
	Operated	Operated	Operated	Total
Number of travel centers at January 1, 2009	188	10	35	233

January - June 2009 Activity:
No activity	—	—	—	—
Number of travel centers at June 30, 2009	188	10	35	233

July - December 2009 Activity:
New travel centers	1	—	—	1
Closed travel centers	(1)	—	—	(1)
Number of travel centers at December 31, 2009	188	10	35	233

January – June 2010 Activity:
Terminated franchised travel centers	—	—	(4)	(4)
Number of travel centers at June 30, 2010	188	10	31	229

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

Results of Operations (dollars and gallons in thousands)

Three months ended June 30, 2010 compared to June 30, 2009

The following table presents changes in our results for the three month period ended June 30, 2010 as compared with the same period in 2009.

	Three Months Ended June 30,		$	%
(dollars in thousands)	2010	2009	Change	Change

Revenues:
Fuel	$1,200,688	$840,607	$360,081	42.8%
Nonfuel	300,423	284,084	16,339	5.8%
Rent and royalties	3,380	3,568	(188)	-5.3%
Total revenues	1,504,491	1,128,259	376,232	33.3%

Cost of goods sold (excluding depreciation):
Fuel	1,125,976	781,362	344,614	44.1%
Nonfuel	125,455	120,899	4,556	3.8%
Total cost of goods sold (excluding depreciation)	1,251,431	902,261	349,170	38.7%

Operating expenses:
Site level operating	157,443	149,680	7,763	5.2%
Selling, general & administrative	20,051	19,588	463	2.4%
Real estate rent	58,542	58,808	(266)	-0.5%
Depreciation and amortization	10,305	9,482	823	8.7%
Total operating expenses	246,341	237,558	8,783	3.7%

Income (loss) from operations	6,719	(11,560)	18,279	158.1%
Income from equity investees	224	132	92	69.7%
Interest income	370	528	(158)	-29.9%
Interest expense	(5,866)	(3,921)	(1,945)	49.6%
Income (loss) before income taxes	1,447	(14,821)	16,268	109.8%
Provision for income taxes	274	216	58	26.9%
Net income (loss)	$1,173	$(15,037)	$16,210	107.8%

Same Site Comparisons. As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we included a travel center in the following same site comparisons only if it was continuously operated by us or a franchisee from April 1, 2009, through June 30, 2010.  We did not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered.  We exclude from the same site comparisons the two sites we operate for PTP because the related amounts are excluded from our consolidated results.  One company operated site is currently excluded from this same site comparison because it has been temporarily closed as a result of flooding in Tennessee in May 2010.

	Three Months Ended June 30,		$	%
(gallons and dollars in thousands)	2010	2009	Change	Change

Number of company operated travel centers	185	185	—	—

Fuel sales volume (gallons) (1)	486,773	454,643	32,130	7.1%
Fuel gross margin(1)	$74,018	$58,049	$15,969	27.5%
Total nonfuel revenues (1)	$299,534	$281,226	$18,308	6.5%
Site level operating expenses (1) (2)	$156,467	$147,728	$8,739	5.9%

Number of franchisee operated travel centers	41	41	—	—
Rent and royalty revenues	$3,291	$3,187	$104	3.3%

(1)                  Includes fuel volume, fuel gross margin, revenues and expenses of company operated travel centers only.

(2)                  Excludes real estate rent expense.

Revenues. Revenues for the three month period ended June 30, 2010, were $1,504,491, an increase from the quarter ended June 30, 2009, of $376,232, or 33.3%.

Fuel revenues were 79.8% of total revenues for the quarter ended June 30, 2010, compared to 74.5% for the same period in 2009.  Fuel revenues for the quarter ended June 30, 2010, were $1,200,688, an increase of $360,081, or 42.8%, compared to the same period in 2009.  This increase was principally the result of higher fuel prices in the 2010 period and also resulted from increased fuel sales volume.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for three months ended June 30, 2009	476,822	$840,607

Increase due to petroleum products price changes	—	287,315
Increase due to same site volume changes	32,130	76,023
Other changes, net	(1,379)	(3,257)
Net increase from prior year period	30,751	360,081
Results for three months ended June 30, 2010	507,573	$1,200,688

On a same site basis for our company operated sites, fuel sales volume increased by 32,130 gallons, or 7.1%, during the three months ended June 30, 2010, compared to the same period in 2009.  We believe the same site fuel sales volume increase resulted primarily from an increase in trucking activity resulting from increased economic activity in the U.S. during the second quarter of 2010, particularly the increase in the shipments of durable goods, as well as an increase in imports into the U.S. that are transported by truck.  In addition, we believe that we have increased our market share of fuel sales as a result of our marketing and customer service initiatives.

Nonfuel revenues were 20.0% of total revenues for the quarter ended June 30, 2010, compared to 25.2% for the same period in 2009.  Nonfuel revenues for the three months ended June 30, 2010, were $300,423, an increase of $16,339, or 5.8%, compared to the same period in 2009.  This change between periods is primarily the result of an increase in unit sales at those sites we operated continuously during both periods.  On a same site basis for our company operated sites, nonfuel revenues increased by $18,308, or

6.5% during the three months ended June 30, 2010, compared to the same period in 2009.  We believe the same site nonfuel revenue increase reflects an increased number of customers in our travel centers as a result of the same factors affecting our fuel sales volumes.

Rent and royalty revenues for the three months ended June 30, 2010, were $3,380, a decrease of $188, or 5.3%, compared to the same period in 2009.  Rent and royalty revenues decreased as a result of the termination of four franchise sites in the first half of 2010, partially offset by higher royalties resulting from increased revenues at our franchisee locations.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended June 30, 2010, was $1,251,431, an increase of $349,170, or 38.7%, compared to the same period in 2009.

Fuel cost of goods sold for the quarter ended June 30, 2010, of $1,125,976 increased by $344,614, or 44.1%, compared to the same period in 2009.  This increase in fuel cost of goods sold primarily resulted from higher fuel commodity purchase prices as compared to the second quarter of 2009, as well as the fuel sales volumes increase described above.  Although they were at a higher level than in the second quarter of 2009, fuel commodity prices trended lower throughout the second quarter of 2010.  As a result, our fuel gross margin per gallon increased as compared to the prior year when fuel commodity prices were rising during the second quarter. Combined with an increase in fuel sales volumes, the increase in fuel gross margin per gallon resulted in total fuel gross margin that was $15,969 higher in the second quarter of 2010 than in the second quarter of 2009, on a same site basis.

Nonfuel cost of goods sold for the three months ended June 30, 2010, was $125,455, an increase of $4,556, or 3.8%, compared to the same period in 2009.  Nonfuel cost of goods sold increased due to the nonfuel sales increases noted above.  Nonfuel cost of goods sold as a percentage of nonfuel revenue was 41.8% for the quarter ended June 30, 2010, compared to 42.6% for the same period in 2009, reflecting an increase in our nonfuel gross margin percentage of 0.8% that resulted from a shift in sales mix to relatively higher margin products and services, a reduced level of sales price discounting and lower purchase prices for certain of our inventory items.

Site level operating expenses.  Site level operating expenses for the three months ended June 30, 2010, were $157,443, an increase of $7,763, or 5.2%, compared to the same period in 2009.  This increase in site level operating expenses was primarily attributable to labor and related costs, which principally increased in support of the increases in our fuel and nonfuel sales.  Additionally, we increased our level of maintenance at our operating locations and we experienced increased credit card transaction fees as a result of increased sales levels and higher fuel sales prices.

On a same site basis for our company operated sites, site level operating expenses increased by $8,739, or 5.9%, for the three months ended June 30, 2010, compared to the same period in 2009, primarily due to the increased level of sales and other items noted above.  Site level operating expenses as a percentage of nonfuel revenues for the quarter ended June 30, 2010, were 52.2%, compared to 52.5% for the same period in 2009.  The decrease in operating expenses as a percentage of nonfuel revenues was because certain of our expenses are fixed in nature, or otherwise do not vary directly with sales, so that increases in our revenues did not result in a corresponding increase in site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three month period ended June 30, 2010, were $20,051, an increase of $463, or 2.4%, compared to the same period in 2009.  This increase primarily resulted from increases in personnel costs and legal expenses.

Real estate rent expense.  Rent expense for the three months ended June 30, 2010, was $58,542, a decrease of $266 compared to the same period in 2009.  Under our real estate leases, we paid rent of $46,441 during the three months ended June 30, 2010, of which $2,186 was recognized as interest expense and $696 was recognized as a reduction of our capital lease obligation.  During the three months ended June 30, 2010, we accrued $1,675 of noncash rent expense to recognize rent expense on a straight line basis over the terms of those leases that include rent escalation provisions and amortized $1,692 of our tenant improvements allowance as a reduction of rent expense.  In addition, during the three months ended June 30, 2010, we accrued $15,000 of rent expense that was not paid in cash pursuant to our rent deferral agreement with HPT.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended June 30, 2010, was $10,305, an increase of $823, or 8.7%, compared to the same period in 2009.  This increase resulted from our increased investment in depreciable assets and an increase in assets charged to expense due to casualty losses.

Income/(Loss) from operations.  Our income from operations for the three months ended June 30, 2010, was $6,719, compared to a loss from operations of $11,560 for the same period in 2009.  This increase was the result of the changes in revenues and expenses described above, primarily the increased fuel gross margin and sales volumes and increased nonfuel sales.

Interest income and expense.  Interest income and expense consisted of the following:

	Three Months Ended June 30,		$
(dollars in thousands)	2010	2009	Change

Accretion of leasehold improvement receivable	$92	$203	$(111)
Other interest income	278	325	(47)
Total interest income	$370	$528	$(158)

Rent expense classified as interest expense	$2,186	$2,269	$(83)
Interest accrued on deferred rent	3,300	—	3,300
Amortization of deferred financing costs	71	779	(708)
Other interest expense	309	873	(564)
Total interest expense	$5,866	$3,921	$1,945

Income tax provision.  Our provision for income taxes of $274 and $216 for the three month periods ended June 30, 2010 and 2009, respectively, differed from the amounts calculated at the statutory rate primarily due to adjustments to our valuation allowance against our net deferred tax assets and to certain state income taxes that are due without regard to loss or income.

Six months ended June 30, 2010 compared to June 30, 2009

The following table presents changes in our results for the six month period ended June 30, 2010 as compared with the same period in 2009.

	Six Months Ended June 30,		$	%
(dollars in thousands)	2010	2009	Change	Change

Revenues:
Fuel	$2,319,257	$1,544,515	$774,742	50.2%
Nonfuel	562,182	543,445	18,737	3.4%
Rent and royalties	6,671	6,928	(257)	-3.7%
Total revenues	2,888,110	2,094,888	793,222	37.9%

Cost of goods sold (excluding depreciation):
Fuel	2,194,312	1,424,809	769,503	54.0%
Nonfuel	235,759	227,529	8,230	3.6%
Total cost of goods sold (excluding depreciation)	2,430,071	1,652,338	777,733	47.1%

Operating expenses:
Site level operating	309,987	294,536	15,451	5.2%
Selling, general & administrative	39,379	38,589	790	2.0%
Real estate rent	117,081	117,277	(196)	-0.2%
Depreciation and amortization	20,698	19,172	1,526	8.0%
Total operating expenses	487,145	469,574	17,571	3.7%

Loss from operations	(29,106)	(27,024)	(2,082)	7.7%
Income from equity investees	301	207	94	45.4%
Interest income	601	1,372	(771)	-56.2%
Interest expense	(11,395)	(7,203)	(4,192)	58.2%
Loss before income taxes	(39,599)	(32,648)	(6,951)	21.3%
Provision for income taxes	444	428	16	3.7%
Net loss	$(40,043)	$(33,076)	$(6,967)	21.1%

Same Site Comparisons. As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we included a travel center in the following same site comparisons only if it was continuously operated by us or a franchisee from January 1, 2009, through June 30, 2010.  We did not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered.  We exclude from the same site comparisons the two sites we operate for PTP because the related amounts are excluded from our consolidated results.  One company operated site is currently excluded from this same site comparison because it has been temporarily closed as a result of flooding in Tennessee in May 2010.

	Six Months Ended June 30,		$	%
(gallons and dollars in thousands)	2010	2009	Change	Change

Number of company operated travel centers	185	185	—	—

Fuel sales volume (gallons) (1)	968,553	896,325	72,228	8.1%
Fuel gross margin(1)	$124,003	$117,698	$6,305	5.4%
Total nonfuel revenues (1)	$560,168	$539,019	$21,149	3.9%
Site level operating expenses (1) (2)	$308,207	$291,179	$17,028	5.8%

Number of franchisee operated travel centers	41	41	—	—
Rent and royalty revenues	$6,422	$6,303	$119	1.9%

(1)                  Includes fuel volume, fuel gross margin, revenues and expenses of company operated travel centers only.

(2)                  Excludes real estate rent expense.

Revenues. Revenues for the six month period ended June 30, 2010, were $2,888,110, an increase from the quarter ended June 30, 2009, of $793,222, or 37.9%.

Fuel revenues were 80.3% of total revenues for the six months ended June 30, 2010, compared to 73.7% for the same period in 2009.  Fuel revenues for the six months ended June 30, 2010, were $2,319,257, an increase of $774,742, or 50.2%, compared to the same period in 2009.  This increase was principally the result of higher fuel prices in the 2010 period and also resulted from increased fuel sales volume.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for six months ended June 30, 2009	938,896	$1,544,515

Increase due to petroleum products price changes	—	609,856
Increase due to same site volume changes	72,228	165,697
Other changes, net	(352)	(811)
Net increase from prior year period	71,876	774,742
Results for six months ended June 30, 2010	1,010,772	$2,319,257

On a same site basis for our company operated sites, fuel sales volume increased by 72,228 gallons, or 8.1%, during the six months ended June 30, 2010, compared to the same period in 2009.  We believe the same site fuel sales volume increase resulted primarily from an increase in trucking activity resulting from increased economic activity in the U.S. during the first half of 2010, particularly the increase in the shipments of durable goods, as well as an increase in imports into the U.S. that are transported by truck.  In addition, we believe that we have increased our market share of fuel sales as a result of our marketing and customer service initiatives.

Nonfuel revenues were 19.5% of total revenues for the six months ended June 30, 2010, compared to 25.9% for the same period in 2009.  Nonfuel revenues for the six months ended June 30, 2010, were $562,182, an increase of $18,737, or 3.4%, compared to the same period in 2009.  This change between periods is primarily the result of an increase in unit sales at those sites we operated continuously during both periods.  On a same site basis for our company operated sites, nonfuel revenues increased by $21,149, or 3.9% during the six months ended June 30, 2010, compared to the same period in 2009.  We believe the same site nonfuel revenue increase reflects an increased number of customers in our travel centers as a result of the same factors affecting our fuel sales volumes.

Rent and royalty revenues for the six months ended June 30, 2010, were $6,671, a decrease of $257, or 3.7%, compared to the same period in 2009.  Rent and royalty revenues decreased as a result of the termination of four franchise sites in the first half of 2010, partially offset by higher royalties resulting from increased revenues at our franchisee locations.

Cost of goods sold (excluding depreciation). Cost of goods sold for the six months ended June 30, 2010, was $2,430,071, an increase of $777,733, or 47.1%, compared to the same period in 2009.

Fuel cost of goods sold for the six months ended June 30, 2010, of $2,194,312 increased by $769,503, or 54.0%, compared to the same period in 2009.  This increase in fuel cost of goods sold primarily resulted from the increase in fuel commodity purchase prices as compared to those experienced in the first half of 2009 and also resulted from the fuel sales volumes increase described above.  Fuel commodity prices trended higher during the first quarter of 2010, and then lower during the second quarter of 2010.  As a result of these commodity price fluctuations, our fuel gross margin per gallon decreased slightly in 2010 as compared to the prior year.  Despite the slight decline in fuel gross margin per gallon, the increase in fuel sales volumes resulted in fuel gross margin that was $6,305 higher in the first half of 2010 than in the first half of 2009, on a same site basis.

Nonfuel cost of goods sold for the six months ended June 30, 2010, was $235,759, an increase of $8,230, or 3.6%, compared to the same period in 2009.  Nonfuel cost of goods sold increased due to the nonfuel sales increases noted above.  Nonfuel cost of goods sold as a percentage of nonfuel revenue was 41.9% for the first half of 2010, which was the same as the first half of 2009.

Site level operating expenses.  Site level operating expenses for the six months ended June 30, 2010, were $309,987, an increase of $15,451, or 5.2%, compared to the same period in 2009.  This increase in site level operating expenses was primarily attributable to labor and related costs that principally increased in support of increases in our fuel and nonfuel sales but were also affected by higher employee healthcare insurance claims costs we experienced.  Additionally, we increased our expenditures for maintenance at certain of our operating locations and we experienced increases in credit card transaction fees as a result of increased sales levels and higher fuel sales prices.

On a same site basis for our company operated sites, site level operating expenses increased by $17,028, or 5.8%, for the six months ended June 30, 2010, compared to the same period in 2009, primarily due to the increased level of sales and other items noted above.  Site level operating expenses as a percentage of nonfuel revenues for the six months ended June 30, 2010, were 55.0%, compared to 54.0% for the same period in 2009.  The increase in operating expenses as a percentage of nonfuel revenues resulted primarily from the changes in our insurance claims experience, credit card transaction fees and expenditures for site maintenance discussed above.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the six month period ended June 30, 2010, were $39,379, an increase of $790, or 2.0%, compared to the same period in 2009.  This increase primarily resulted from increases in personnel costs.

Real estate rent expense.  Rent expense for the six months ended June 30, 2010, was $117,081, a decrease of $196 compared to the same period in 2009.  Under our real estate leases, we paid rent of $92,298 during the six months ended June 30, 2010, of which $4,372 was recognized as interest expense and $1,392 was recognized as a reduction of our capital lease obligation.  During the six months ended June 30, 2010, we accrued $3,931 of noncash rent expense to recognize rent expense on a straight line basis over the terms of those leases that include rent escalation provisions and amortized $3,384 of our tenant improvements allowance as a reduction of rent expense.  In addition, during the six months ended June 30, 2010, we accrued $30,000 of rent expense that was not paid in cash pursuant to our rent deferral agreement with HPT.

Depreciation and amortization expense.  Depreciation and amortization expense for the six months ended June 30, 2010, was $20,698, an increase of $1,526, or 8.0%, compared to the same period in 2009.  This increase resulted from our increased investment in depreciable assets and an increase in assets charged to expense due to casualty losses.

Loss from operations.  Our loss from operations for the six months ended June 30, 2010, was $29,106, compared to a loss from operations of $27,024 for the same period in 2009.  This decline was the result of the changes in revenues and expenses described above, primarily the reduction of fuel gross margin partially offset by increased sales levels.

Interest income and expense.  Interest income and expense consisted of the following:

	Six Months Ended June 30,		$
(dollars in thousands)	2010	2009	Change

Accretion of leasehold improvement receivable	$201	$415	$(214)
Other interest income	400	957	(557)
Total interest income	$601	$1,372	$(771)

Rent expense classified as interest expense	$4,372	$4,538	$(166)
Interest accrued on deferred rent	6,150	—	6,150
Amortization of deferred financing costs	142	1,369	(1,227)
Other interest expense	731	1,296	(565)
Total interest expense	$11,395	$7,203	$(4,192)

Income tax provision.  Our provisions for income taxes of $444 and $428 for the six months ended June 30, 2010 and 2009, respectively, differed from the amounts calculated at the statutory rate primarily due to recognition of a valuation allowance against our net deferred tax assets and to certain state income taxes that are due without regard to net operating losses.

Seasonality

Assuming little variation in fuel prices, our revenues are usually lowest in the first quarter of the year when movement of freight by professional truck drivers and motorist travel are typically at their lowest levels of the year.  Assuming little variation in fuel prices, our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because, while the beginning of the fourth quarter often experiences increased movement of freight in preparation for various national holidays, that increase is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers toward the end of the year.  While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.

Inflation and Deflation

Either inflation or deflation is likely to have negative impacts upon our business and financial results.  Inflation, or a general increase in prices, will likely have more negative than positive impacts on our business.  Rising prices may allow us to increase revenues, but also will likely increase our operating costs and increase our working capital requirements, and in the past have caused some of our customers to reduce their purchases of our goods and services.  Also, rising prices for fuel tend to lower our fuel margin per gallon while declining fuel prices tend to increase our fuel margin per gallon.  Because significant components of our expenses are fixed, we may not be able to realize expense reductions which match declines in general price levels, or deflation.

Liquidity and Capital Resources (dollars in thousands)

Our principal liquidity requirements are to meet our operating expenses, including rent, and to fund our capital expenditures and working capital requirements and to repay our deferred rent balance and related interest thereon to HPT by July 1, 2011.  Our sources of liquidity to meet these requirements are:

•                  our cash balance,

•                  our operating cash flow,

•                  our credit facility,

•                  our ability to draw, without an increase in our rent, funding from HPT under the tenant improvements allowance,

•                  our ability to sell, with an increase in our rent, to HPT other tenant improvements we make to the sites we lease from HPT, and

•                  our ability to defer $5,000 of rent payments to HPT each month through December 2010.

Additionally, the operating real estate and developable land that we own may be financed or sold as a source of additional liquidity over time.

The primary risks we face with respect to our operating cash flow are: the current depressed demand for our products and services as compared to prior to the time the U.S. economy began to enter into recession in 2007; decreased demand for our products and services we may experience as a result of competition, particularly competition from the combined Pilot Flying J; the negative impacts of the volatility and high level of prices for petroleum based products; and the difficult economic conditions in the U.S. and the trucking industry.  A reduction in our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods.  Also, most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies.  The fuel card industry has only a few significant participants, including Comdata, the largest issuer of fuel cards, and TCH, a company owned or affiliated with Pilot Flying J, the largest retailer of diesel fuel.  Fuel card companies facilitate aggregation of payments to us, often faster than we might be able to achieve if we collected directly from our customers, and charge us fees for these services.  Competition, or lack thereof, between Comdata and TCH in particular, may result in future increases in our transaction fee expenses or working capital requirements, or both.  Also, a significant increase in the prices we must pay to obtain fuel or decrease in the amount of time we have to pay our trade creditors may increase our working capital funding requirements materially.  In addition, in light of the recent and current economic, industry and global credit market conditions and our historical operating losses, credit may be more expensive and difficult for us to obtain, which may limit the availability of our sources of financing.

During the six months ended June 30, 2010, we incurred a net loss of $40,043, had net cash inflows from operating activities of $29,333 and net cash outflows from investing activities of $14,905 and our cash and cash equivalents balance increased by $14,410 to $170,042. During the six months ended June 30, 2010, we deferred $30,000 of rent payable to HPT pursuant to our rent deferral agreement and received $3,489 of funding from HPT under the terms of the tenant improvements allowance.

Our most significant liquidity risks may be the end of our rent deferral arrangements with HPT in December 2010 and our obligation to pay deferred rent due to HPT on July 1, 2011.  Through June 30, 2010, we have deferred $120,000 of rent.  Assuming that we continue to take advantage of the rent deferral permitted by our agreement with HPT through December 2010, the total rent deferral then will be $150,000.  Although we had a cash balance of $170,042 on June 30, 2010, we believe our business requires substantial amounts of working capital, including cash liquidity.  Also, our working capital requirements are especially large because of the volatility in fuel prices which has occurred in the past two years and which we expect will continue.  In these circumstances, we expect to engage in discussions with HPT during the next six months to consider modifications of our leases and alternatives which may be available to satisfy our obligations to pay the deferred rent amount due on or before July 1, 2011.

Assets and Liabilities

At June 30, 2010 and December 31, 2009, we had cash and cash equivalents of $170,042 and $155,632, respectively.  Our total current assets at June 30, 2010, were $441,888, compared to $410,598 at December 31, 2009.  Our total current liabilities were $258,648 at June 30, 2010, compared to $219,685 at December 31, 2009.  Changes in accounts receivable, accounts payable and other current liabilities were primarily the result of increased fuel and nonfuel sales levels in June 2010 compared to December 2009 as well as higher fuel prices in June 2010 compared to December 2009.

At June 30, 2010 and December 31, 2009, we had $33,629 and $31,289, respectively, of certificates of deposit and other cash deposits placed for the benefit of certain fuel tax authorities, vendors and others, which are included in other current assets in our consolidated financial statements.

Revolving Credit Facility

We have a $100,000 revolving credit agreement, or credit facility, with a group of commercial banks.  Under this credit facility, a maximum of $100,000 may be drawn, repaid and redrawn until maturity in November 2012. At June 30, 2010 and December 31, 2009, there were no amounts outstanding under our revolving credit facility.  However, at June 30, 2010, we had outstanding $63,185 of letters of credit issued under this facility, securing certain purchases, insurance, fuel tax and other trade obligations.  These letters of credit reduce the amount available for borrowing under our credit facility.  Certain of our cash accounts, accounts receivable and inventory collateralize the credit facility.  Although the $70,121 of cash in the pledged cash accounts as of June 30, 2010, is not restricted as to withdrawal or usage, the withdrawal or usage of cash in pledged accounts to an amount below $18,039 as of June 30, 2010, would have resulted in a reduction in the maximum amount available to us under the credit facility.

Investment Activities

Our current capital plan for 2010 anticipates expenditures of approximately $63,000.  Under the lease agreements with HPT, we received and in the future may receive funding for capital projects from HPT.  During the six months ended June 30, 2010, we invested approximately $15,826 in capital projects and we received funding of $3,489 from HPT for qualifying tenant improvements, without an increase in our rent.  At June 30, 2010, $3,603 of the $125,000 total amount of the tenant improvements allowance remained available from HPT, which amount will be discounted pursuant to the terms of the lease to the extent we receive those funds on an accelerated basis.  If, in addition to those amounts, we sell qualified improvements to HPT our rent will increase pursuant to our lease terms.

Off Balance Sheet Arrangements (dollars in thousands)

We own a minority interest in a joint venture, Petro Travel Plaza Holdings LLC, or PTP, that owns two travel centers that we operate.  PTP had debt outstanding of approximately $19,562 as of June 30, 2010, that is secured by PTP’s real property.  We account for the investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt.  We are not liable for this debt, but the carrying value of our investment in this joint venture could be adversely affected if PTP defaulted on this debt and PTP’s property was used to satisfy this debt.  In connection with the loan agreement entered by PTP, we and our joint venture partner each agreed to indemnify the lender against liability from environmental matters related to PTP’s sites.

Related Party Transactions (dollars in thousands)

HPT is our former parent company, our principal landlord and our largest shareholder.  RMR provides management services to both us and HPT.  We lease 185 of the 229 travel centers included in our business from HPT pursuant to two leases, the TA Lease and the Petro Lease.  The TA Lease expires on December 31, 2022.  The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each.  Both the TA Lease and the Petro Lease are “triple net” leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, services to customers, insurance, real estate and personal property taxes, environmental related expenses and ground lease payments, if any.  The minimum rent payable by us to HPT under the TA Lease increases annually during the first six years of the lease term, which runs until January 31, 2013, from $153,500 to $175,000.  The Petro Lease requires us to pay minimum annual rent of $66,177 to HPT. Starting in 2012 and 2013, respectively, the TA Lease and Petro Lease require us to pay HPT additional rent equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased travel centers over base amounts.  The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index.  We also are required to generally indemnify HPT for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers.

Under the TA Lease, we may receive funding from HPT for certain qualified tenant improvements until December 31, 2015, subject to an aggregate of $125,000.  In the event that we elect to receive funding for these tenant improvements before the time contractually required by the original lease terms, HPT’s tenant improvements allowance is discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease.  We record the discounted amount of the remaining uncollected tenant improvements allowance in our balance sheet as a leasehold improvements receivable.  During the six month period ended June 30, 2010, we received funding of $3,489 from HPT for qualifying tenant improvements.  At June 30, 2010, $3,603 of the $125,000 total amount of the tenant improvements allowance remained available from HPT, which amount would be discounted pursuant to the terms of the lease to the extent that those funds are received on an accelerated basis.  We may request that HPT fund approved amounts for renovations, improvements and equipment at the leased travel centers, in addition to the $125,000 described above, in return for minimum annual rent increases according to the following formula:  the minimum rent per year will be increased by an amount equal to the amount funded by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%.  We did not sell any such leasehold improvements to HPT during the three or six month periods ended June 30, 2010.

Pursuant to our rent deferral agreement with HPT, we have the option to defer our monthly rent payments to HPT by up to $5,000 per month until December 31, 2010.  All deferred rent (and interest thereon) is due by no later than July 1, 2011.  We pay interest at a rate of 12% per annum on our deferred rent.  As of June 30, 2010, we had deferred rent payments totaling $120,000, which we include in our consolidated balance sheets as a noncurrent liability.  Interest on deferred rent began to accrue on January 1, 2010, and at June 30, 2010, we had interest payable to HPT of $1,150.  During the three and six month periods ended June 30, 2010, we recognized interest expense of $3,300 and $6,150, respectively, related to the deferred rent payable to HPT, and made cash interest payments of $3,150 and $5,000, respectively to HPT.  This rent deferral agreement has change of control covenants so that amounts deferred will be immediately payable to HPT in the event we experience a change of control, as defined in the agreement, while deferred rent is unpaid.

U.S. generally accepted accounting principles provide for complex accounting treatment for our two leases with HPT, which has various effects on our financial statements.  During the three month periods ended June 30, 2010, and June 30, 2009, we paid cash rent of $44,050 and $43,368, respectively, and for the six month periods ended June 30, 2010, and June 30, 2009, we paid cash rent of $87,416 and $85,706, respectively, under our leases with HPT. At June 30, 2010, our condensed consolidated balance sheet included $14,279 for rent due to HPT in other current liabilities.

RMR provides business management and shared services to us under a business management and shared services agreement.  There have been no changes in the terms of this agreement with RMR as described in our Annual Report on Form 10-K for the year ended December 31, 2009.  During the three month periods ended June 30, 2010, and June 30, 2009, our fees to RMR under the agreement totaled $2,304 and $2,123, respectively.  During the six month periods ended June 30, 2010, and June 30, 2009, our fees to RMR under the agreement totaled $4,229 and $4,106, respectively.

In addition, we have other continuing relationships with RMR, HPT and other companies to which RMR provides management services, including with respect to Affiliates Insurance, an Indiana insurance company owned equally by us, RMR, HPT and four other companies to which RMR provides management services, and other insurance arrangements.  We own 14.29% of Affiliates Insurance.  All of our Directors are also directors of Affiliates Insurance and RMR provides certain management services to Affiliates Insurance.  During the three and six month periods ended June 30, 2010, we recognized a loss of $24 and $52, respectively, related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by Affiliates Insurance.  Our first annual premium for this property insurance is expected to be $2,308.  We are currently investigating the possibilities to expand our insurance relationships with Affiliates Insurance.

We own a 40% interest in PTP and operate the two travel centers PTP owns for which we receive management and accounting fees.  During the three month periods ended June 30, 2010 and 2009, we recognized management and accounting fee income of $163 and $100, respectively, and during the six month periods ended June 30, 2010 and 2009, we recognized management and accounting fee income of $325 and $204, respectively, earned in connection with our operation of PTP’s travel centers.  The carrying value of the investment in PTP as of June 30, 2010 and December 31, 2009, was $17,137 and $17,744, respectively.  At June 30, 2010 and December 31, 2009, we had net receivables from PTP of $443 and $1,809, respectively. We recognized income of $302 and $241 during the three months ended June 30, 2010 and 2009, respectively, and we recognized income of $262 and $316, during the six month periods ended June 30, 2010 and 2009, respectively, as our share of PTP’s net income.  In June 2010, we received a $960 distribution from PTP.

For more information about these and other relationships among us, our Directors, our executive officers, HPT, RMR,  Affiliates Insurance, other companies to which RMR provides management services, PTP and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions, please see Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our Proxy Statement for our 2010 Annual Meeting of Shareholders, and our other filings with the Securities and Exchange Commission, or the SEC, including the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” sections of our Annual Report on Form 10-K for the year ended December 31, 2009, the information regarding our Directors and executive officers in and the “Related Person Transactions and Company Review of such Transactions” section of our Proxy Statement for our 2010 Annual Meeting of Shareholders, and Item 1.01 of our Current Report on Form 8-K filed with the SEC on January 28, 2010.  In addition, please see the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, for a description of risks which may arise from these relationships, as those risk factors may be revised or updated as provided in the “Risk Factors” section of this Quarterly Report on Form 10-Q.  The foregoing documents are accessible at the website for the SEC, at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management and shared services agreement with RMR, the TA Lease, the Petro Lease and our rent deferral agreement with HPT, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC website.

Environmental and Climate Change Matters (dollars in thousands)

At June 30, 2010, we had an accrued liability for environmental matters of $8,199, as well as a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, resulting in an estimated net amount of $2,085 that we expect to need to fund from future cash flows.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis due to the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition, results of operations or cash flow.  Please see the disclosure in Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Note 15 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, for a more detailed discussion of environmental matters affecting our business.

Despite our present expectation, we cannot be certain that we are aware of all existing contamination present in our travel centers, or that material liability will not be imposed on us in the future.  If we discover additional environmental problems, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts.  For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the United States Environmental Protection Agency’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in gasoline and diesel fuel, could negatively impact our business.  Further, legislation and regulations that limit carbon emissions may cause our energy costs at our travel centers to increase.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and Rule 15d-15 under the Securities and Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In our Annual Report on Form 10-K for the year ended December 31, 2009, we reported certain legal proceedings involving us and certain counties of the State of California and the California Attorney General regarding alleged past violations of state laws and regulations relating to our predecessor’s management of underground storage tanks and allegations of past violations of state laws and regulations governing the management of hazardous wastes.  In May 2010, the California Attorney General filed a separate action against us in the Superior Court of California for Alameda County containing allegations of violations of underground storage tank laws and regulations at various facilities in Kern and Merced counties.  That new complaint does not identify the amount of civil penalties sought.  We disagree with the allegations and intend to defend this lawsuit.

There have been no material developments in our other legal proceedings that we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, or our Quarterly Report on Form 10-Q for the period ended March 31, 2010, which disclosed a development in the purported class action suit against Comdata Network, Inc., pursuant to which we are a named defendant.

In addition to the legal proceedings referenced above, we are involved from time to time in various other legal and administrative proceedings, including tax audits, and threatened legal and administrative proceedings incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

The risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, are revised in part below to address the recent consummation of the combination of the two largest competitors in our industry and an insurance arrangement we recently entered.  Otherwise, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Consolidation of our competitors may negatively affect our business.

On June 30, 2010, two competitors, Pilot Travel Centers LLC and Flying J Inc., announced that they completed a merger, effective July 1, 2010, and that the new company would be called Pilot Flying J.  That merger combined the first and second largest competitors in our industry, based on diesel fuel sales volume.  As a result of this combination, we may see increased competitive pressure that could negatively impact our sales volumes and profitability.  In addition, most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies.  The fuel card industry has only a few significant participants, including Comdata, the largest issuer of fuel cards, and TCH, a company owned or affiliated with Pilot Flying J.  We are unable to determine the extent of the effect the combined Pilot Flying J may have on our financial position, results of operations, or competitive position, although we expect the combination may significantly alter the competitive conditions in the travel center industry.  Further, we are unable to determine the extent of the effect that competition, or lack thereof, between Comdata and TCH in particular, may result in future increases in our transaction fee expenses or working capital requirements, or both.

We may experience losses from our business dealings with Affiliates Insurance.

We have invested approximately $5.2 million in Affiliates Insurance Company as of June 30, 2010, we have purchased substantially all our property insurance in a program designed by Affiliates Insurance and we are currently investigating the possibilities to expand our relationship with Affiliates Insurance to other types of insurance.   Our principal reasons for investing in Affiliates Insurance and for purchasing insurance in these programs is to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us and/or by participating in the profits which we may realize as an owner of Affiliates Insurance.  These beneficial financial results may not occur.  Affiliates Insurance’s business involves the risks typical of a start up business as well as the risks specific to insurance businesses.  For example, if risks insured by Affiliates Insurance occur, Affiliates Insurance may incur losses; and these risks of insurance underwriting losses may be especially likely to occur in Affiliates Insurance’s early years of operations.  Also, because the insurance amounts we and other shareholders and customers of Affiliates Insurance may require are large, Affiliates Insurance will generally design insurance programs which require participation by other, third party insurers as well as re-insurance by other insurers of certain risks underwritten by Affiliates Insurance.  Such third party participation in these insurance programs is expected to be available only on market clearing terms which may limit the profits which Affiliates Insurance can achieve and the insurance cost savings we may realize.  Accordingly, our anticipated financial benefits from our business dealings with Affiliates Insurance may be delayed or not be achieved and we may experience losses from these dealings.

Item 6. Exhibits

Exhibit 3.1	Certificate of Formation of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)

Exhibit 3.2	Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 19, 2010)

Exhibit 3.3

Amended and Restated Bylaws of TravelCenters of America LLC, as amended and restated on January 25, 2010 (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on January 28, 2010)

Exhibit 4.1	Form of Share Certificate (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)

Exhibit 10.1	Compensation Plan for Directors (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2010)

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT ON FORM 10-Q THAT MAY NOT OCCUR INCLUDE:

•                   OUR DESCRIPTION OF OUR RENT DEFERRAL AGREEMENT WITH HPT MAY IMPLY THAT THE RENT DEFERRAL AMOUNTS TOGETHER WITH OUR CASH ON HAND AND CASH PROVIDED BY OUR OPERATING ACTIVITIES WILL BE SUFFICIENT TO ALLOW US TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS AND TO MEET OUR OBLIGATIONS.  IN FACT, WE MAY NOT BE ABLE TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS OR MEET OUR OBLIGATIONS, INCLUDING THE PAYMENT TO HPT BY JULY 1, 2011, OF ALL DEFERRED RENT (AND INTEREST THEREON).  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT TO ENGAGE IN DISCUSSIONS WITH HPT DURING THE NEXT SIX MONTHS TO CONSIDER MODIFICATIONS OF OUR LEASES AND ALTERNATIVES WHICH MAY BE AVAILABLE TO SATISFY OUR OBLIGATIONS TO PAY THE DEFERRED RENT; HOWEVER, THERE CAN BE NO ASSURANCE THAT ANY SUCH DISCUSSIONS WILL OCCUR OR, IF THEY DO OCCUR, THAT WE WILL BE ABLE TO REACH AGREEMENT ON ANY SUCH MODIFICATIONS OR ALTERNATIVES OR THAT ANY AGREEMENT WE MAY REACH WOULD BE SUFFICIENT TO ALLOW US TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS OR MEET OUR OBLIGATIONS;

•                   OUR ENVIRONMENTAL LIABILITIES MAY BE GREATER THAN WE CURRENTLY ANTICIPATE;

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

•                  THE STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q THAT WE HAD $170 MILLION OF CASH AND CASH EQUIVALENTS AT JUNE 30, 2010, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR BANK CREDIT FACILITY AND THAT WE OWN UNENCUMBERED REAL ESTATE AND OTHER ASSETS THAT MAY BE ADDITIONAL SOURCES OF LIQUIDITY OVER TIME MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND CASH LIQUIDITY.  IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH, AS OF JUNE 30, 2010, $63.2 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO SECURE LETTERS OF CREDIT FOR OUR SUPPLIERS, WE HAVE COLLATERALIZED THIS FACILITY WITH A PORTION OF OUR WORKING CAPITAL ITEMS, INCLUDING A PORTION OF OUR CASH, AND WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

•                THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT OUR FUEL SALES VOLUME ON A SAME SITE BASIS AND IN TOTAL FOR THE SECOND QUARTER AND FIRST HALF OF 2010 INCREASED OVER THE SECOND QUARTER AND FIRST HALF, RESPECTIVELY, OF 2009.  THIS STATEMENT MAY IMPLY THAT ECONOMIC CONDITIONS IN THE U.S. GENERALLY AND THE TRUCKING AND TRAVEL CENTER INDUSTRIES IN PARTICULAR ARE IMPROVING AND THAT OUR RESULTS OF OPERATIONS AND CASH FLOWS FROM OPERATIONS WILL IMPROVE IN THE FUTURE.  HOWEVER, THE POSITIVE TREND IN FUEL SALES VOLUMES WE EXPERIENCED MAY BE THE RESULT OF INCREASED MARKET SHARE AND

NOT AN IMPROVING MARKET OR MAY NOT CONTINUE.  ACCORDINGLY, OUR FUEL SALES VOLUMES MAY NOT CONTINUE TO INCREASE OR BE SUSTAINED; AND

•                  WE MAY BE UNABLE TO PREVAIL IN OUR PENDING LITIGATION MATTERS AND ANY SETTLEMENT OR ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.  ALSO, THE LEGAL AND OTHER EXPENSES WE MAY INCUR IN CONNECTION WITH LITIGATION MATTERS WILL DEPEND, IN PART, UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL AND THESE COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

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

•                  OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO MAINTAIN CURRENT TERMS FOR OUR PURCHASES ON CREDIT.  IF WE ARE UNABLE TO PURCHASE GOODS ON REASONABLE CREDIT TERMS, OUR REQUIRED WORKING CAPITAL MAY INCREASE AND WE MAY INCUR MATERIAL LOSSES.  ALSO, IN LIGHT OF THE RECENT AND CURRENT ECONOMIC, INDUSTRY AND GLOBAL CREDIT MARKET CONDITIONS AND OUR HISTORICAL OPERATING LOSSES, THE AVAILABILITY AND THE TERMS OF ANY CREDIT WE MAY BE ABLE TO OBTAIN ARE UNCERTAIN.  OUR $100 MILLION REVOLVING CREDIT FACILITY EXPIRES IN 2012.  OUR FAILURE TO RENEW OUR EXISTING CREDIT FACILITY OR TO OBTAIN NEW OR SUBSTITUTE FINANCING ON REASONABLE TERMS WOULD ADVERSELY AFFECT OUR ABILITY TO FUND OUR BUSINESS AND OPERATIONS.  IN ADDITION, WE ARE OBLIGATED TO PAY HPT ALL DEFERRED RENT AND UNPAID INTEREST THEREON BY JULY 1, 2011.  AS OF JUNE 30, 2010, WE HAVE DEFERRED AN AGGREGATE OF $120 MILLION OF RENT AND MAY DEFER UP TO AN ADDITIONAL $30 MILLION OF RENT THROUGH 2010.  THERE CAN BE NO ASSURANCES THAT WE WILL HAVE THE NECESSARY FUNDING TO REPAY BY JULY 1, 2011, ALL AMOUNTS OF DEFERRED RENT AND INTEREST THEREON;

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

WE HAVE PRODUCED PROFITABLE OPERATIONS IN ONLY THREE QUARTERLY REPORTING PERIODS SINCE WE BECAME A PUBLICLY OWNED COMPANY ON JANUARY 31, 2007.  ALTHOUGH OUR PLANS ARE INTENDED TO CREATE PROFITABLE OPERATIONS, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

RESULTS THAT DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY ALSO BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS AS DESCRIBED MORE FULLY ELSEWHERE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009, UNDER “RISK FACTORS” AND UNDER THAT SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

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

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	Andrew J. Rebholz
August 9, 2010		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit 3.1	Certificate of Formation of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)

Exhibit 3.2	Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 19, 2010)

Exhibit 3.3

Amended and Restated Bylaws of TravelCenters of America LLC, as amended and restated on January 25, 2010 (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on January 28, 2010)

Exhibit 4.1	Form of Share Certificate (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)

Exhibit 10.1	Compensation Plan for Directors (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2010)

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)