Form 10-Q
period 2010-09-30
TRAVELCENTERS OF AMERICA LLC
filed 2010-11-08
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of Common Shares outstanding at November 5, 2010: 17,320,846 common shares.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

September 30, 2010

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$169,984	$155,632
Accounts receivable (less allowance for doubtful accounts of $2,585 as of September 30, 2010 and $2,901 as of December 31, 2009)	98,154	71,870
Inventories	128,584	129,185
Leasehold improvements receivable	—	6,768
Other current assets	50,446	47,143
Total current assets	447,168	410,598

Property and equipment, net	423,886	417,458
Intangible assets, net	26,643	28,885
Other noncurrent assets	27,810	28,419
Total assets	$925,507	$885,360

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$124,636	$97,701
Deferred rent - current	135,000	—
Other current liabilities	127,810	121,984
Total current liabilities	387,446	219,685

Capitalized lease obligations	99,160	101,248
Deferred rental allowance	76,145	81,222
Deferred rent - noncurrent	—	90,000
Other noncurrent liabilities	82,422	78,452
Total liabilities	645,173	570,607

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 18,683,666 shares authorized at September 30, 2010 and December 31, 2009, and 17,320,846 and 17,269,646 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	546,339	545,321
Accumulated other comprehensive income	955	815
Accumulated deficit	(266,960)	(231,383)
Total shareholders’ equity	280,334	314,753

Total liabilities and shareholders’ equity	$925,507	$885,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2010	2009

Revenues:
Fuel	$1,192,949	$984,857
Nonfuel	316,639	293,510
Rent and royalties	3,522	3,552
Total revenues	1,513,110	1,281,919

Cost of goods sold (excluding depreciation):
Fuel	1,118,307	924,392
Nonfuel	134,520	124,931
Total cost of goods sold (excluding depreciation)	1,252,827	1,049,323

Operating expenses:
Site level operating	160,500	153,373
Selling, general & administrative	20,465	19,650
Real estate rent	58,595	58,475
Depreciation and amortization	10,611	10,290
Total operating expenses	250,171	241,788

Income (loss) from operations	10,112	(9,192)

Income from equity investees	467	312
Interest income	311	446
Interest expense	(6,181)	(3,568)
Income (loss) before income taxes	4,709	(12,002)
Provision for income taxes	243	235
Net income (loss)	4,466	(12,237)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $80 and $183, respectively	227	517
Comprehensive income (loss)	$4,693	$(11,720)

Net income (loss) per share:
Basic and diluted	$0.26	$(0.73)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2010	2009

Revenues:
Fuel	$3,512,206	$2,529,372
Nonfuel	878,821	836,955
Rent and royalties	10,193	10,480
Total revenues	4,401,220	3,376,807

Cost of goods sold (excluding depreciation):
Fuel	3,312,619	2,349,201
Nonfuel	370,279	352,460
Total cost of goods sold (excluding depreciation)	3,682,898	2,701,661

Operating expenses:
Site level operating	470,487	447,909
Selling, general & administrative	59,844	58,239
Real estate rent	175,675	175,752
Depreciation and amortization	31,310	29,462
Total operating expenses	737,316	711,362

Loss from operations	(18,994)	(36,216)

Income from equity investees	768	519
Interest income	912	1,818
Interest expense	(17,576)	(10,771)
Loss before income taxes	(34,890)	(44,650)
Provision for income taxes	687	663
Net loss	(35,577)	(45,313)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $50 and $278, respectively	140	789
Comprehensive income (loss)	$(35,437)	$(44,524)

Net loss per share:
Basic and diluted	$(2.06)	$(2.72)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(35,577)	$(45,313)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash rent expense	44,714	47,830
Share based compensation expense	1,018	750
Depreciation and amortization	31,310	29,462
Equity in earnings of affiliates	(768)	(519)
Amortization of deferred financing costs	214	2,325
Provision for doubtful accounts	422	302
Changes in assets and liabilities:
Accounts receivable	(26,676)	(18,062)
Inventories	614	5,760
Other current assets	(3,576)	9,628
Accounts payable and other current liabilities	32,297	28,873
Cash received for tenant improvements	7,015	5,722
Other, net	(2,922)	1,394
Net cash provided by operating activities	48,085	68,152

Cash flows from investing activities:
Proceeds from asset sales	11	77
Investment in equity investee	(76)	(5,110)
Distribution from equity investee	960	—
Capital expenditures	(34,630)	(23,338)
Net cash used in investing activities	(33,735)	(28,371)

Effect of exchange rate changes on cash	2	48

Net increase in cash	14,352	39,829

Cash and cash equivalents at the beginning of the period	155,632	145,516
Cash and cash equivalents at the end of the period	$169,984	$185,345

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest)	$16,638	$8,035
Income taxes paid (net of refunds)	811	474

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

At September 30, 2010, our business included 229 travel centers in 41 states and in Canada, 166 of which were operated under the “TravelCenters of America” or “TA” brand names and 63 of which were operated under the “Petro” brand name.  We operated 188 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 41 of these travel centers, including 10 travel centers which our franchisees sublease from us.  We lease 145 of our TA branded sites and 40 of our Petro branded sites under leases with subsidiaries of Hospitality Properties Trust, which we refer to as the TA Lease and Petro Lease, respectively.  See Note 5.  We refer to Hospitality Properties Trust and its subsidiaries as HPT.

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

2.             Recent Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board, or FASB, issued new accounting guidance that (a) eliminates some exceptions previously included in GAAP that were related to consolidating qualifying special purpose entities, (b) contains new criteria for determining the primary beneficiary of a variable interest entity, and (c) increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  The new guidance also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying previously issued rules related to variable interest entities.  The qualifying special purpose entity concept and its consolidation exceptions were eliminated, which means more entities are subject to consolidation assessments and reassessments.  We adopted these new requirements as of January 1, 2010.  Adopting these new requirements did not effect our consolidated financial statements.

3.             Earnings Per Share

Unvested shares issued under our equity incentive plan are deemed participating securities because they participate equally in earnings with all of our other common shares.   The following table presents the weighted average common shares and weighted average unvested common shares included as participating securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Weighted average common shares	16,273,936	15,955,300	16,247,312	15,935,200
Unvested common shares included as participating securities	1,049,640	713,569	1,050,044	714,418
Total weighted average common shares and participating securities included in the earnings per share computation	17,323,576	16,668,869	17,297,356	16,649,618

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share amounts)

4.             Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2010	2009

Nonfuel merchandise	$99,088	$97,201
Petroleum products	29,496	31,984
Total inventories	$128,584	$129,185

5.             Related Party Transactions

HPT is our former parent company, our principal landlord and our largest shareholder.  Reit Management & Research LLC, or RMR, provides management services to both us and HPT.  One of our Managing Directors is also a managing trustee of HPT and is the chairman and majority owner of RMR and our other Managing Director, President and Chief Executive Officer was a former executive officer of HPT and is also an executive vice president of RMR.  Our Executive Vice President, Chief Financial Officer and Treasurer is a senior vice president of RMR.

The following table summarizes the various amounts paid and expensed under our leases with HPT during the periods noted and reconciles those amounts to the total real estate rent expense reflected in our consolidated financial statements for those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Minimum base rent cash payments for TA Lease and Petro Lease	$42,794	$41,794	$127,716	$125,045
Rent for improvements sold to HPT	31	31	92	92
Rent for ground leases acquired by HPT	1,221	1,208	3,655	3,603
Total rent payments to HPT	44,046	43,033	131,463	128,740
Straight line rent adjustments	1,628	2,534	5,430	8,308
Rent deferred under rent deferral agreement	15,000	15,000	45,000	45,000
Less capitalized lease obligation amortization	(696)	(613)	(2,088)	(1,839)
Less amount recognized as interest expense	(2,186)	(2,269)	(6,558)	(6,807)
Less deferred leasehold improvement allowance amortization	(1,692)	(1,692)	(5,077)	(5,077)
Rent expense related to leases with HPT	56,100	55,993	168,170	167,325
Rent expense related to rents paid to others	2,495	2,482	7,505	7,427
Total real estate rent expense	$58,595	$58,475	$175,675	$175,752

During the nine months ended September 30, 2010 and 2009, we received funding of $7,015 and $5,722, respectively, from HPT for qualifying tenant improvements we made.  As of September 30, 2010, we had received all of the $125,000 tenant improvements allowance available under our lease from HPT without an increase in rent payments.  Portions of this amount were discounted pursuant to the terms of the lease because we elected to receive those funds on an accelerated basis.  If we sell additional qualified improvements to HPT our rent will increase pursuant to our lease terms.

Under the terms of our rent deferral agreement with HPT we have the option to defer our rent payments to HPT by up to $5,000 per month until December 31, 2010.  Beginning January 1, 2010, any deferred rent which remains unpaid accrues interest payable in cash to HPT monthly at the rate of 1% per month.  During the three and nine months ended September 30, 2010, we recognized interest expense of $3,750 and $9,900, respectively, and made cash interest payments of $3,600 and $8,600, respectively, to HPT related to the deferred rent balance. The rent deferral agreement does not provide for rent deferrals after December 31, 2010.  All deferred rent (and interest thereon) not previously paid is due to HPT on July 1, 2011.  This rent deferral agreement has change of control covenants so that amounts deferred will be immediately payable to HPT in the event we experience a change of control, as defined in the agreement, while deferred rent is unpaid.  As of September 30, 2010 and December 31, 2009, we had an aggregate of $135,000 and $90,000, respectively, of deferred rent payable to HPT.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share amounts)

Other current liabilities in our consolidated balance sheets at September 30, 2010 and December 31, 2009, included $14,279 and $13,946, respectively, for rent due to HPT, excluding deferred rent, and also included $1,300 of interest payable to HPT under the rent deferral agreement as of September 30, 2010.

In connection with our business management and shared services agreement with RMR for the three months ended September 30, 2010 and 2009, we recognized expense of $2,401 and $2,151, respectively.  We recognized expense of $6,629 and $6,257, for the nine months ended September 30, 2010 and 2009, respectively, in connection with this business management and shared services agreement with RMR. We recognize these amounts in selling, general and administrative expenses in our consolidated financial statements.

As of September 30, 2010, we had invested $5,209 in Affiliates Insurance Company, or Affiliates Insurance, concurrently with RMR and other companies to which RMR provides management services. All of our Directors are currently serving on the board of directors of Affiliates Insurance.  At September 30, 2010, we owned approximately 14.29% of Affiliates Insurance.  Although we own less than 20% of Affiliates Insurance, we use the equity method to account for this investment because we believe that we have significant influence over Affiliates Insurance because each of our Directors is a director of Affiliates Insurance. This investment had a carrying value of $5,049 and $5,000 as of September 30, 2010 and December 31, 2009, respectively, and is carried on our balance sheet in other noncurrent assets.  During the three and nine months ended September 30, 2010, we invested $32 and $76, respectively, in Affiliates Insurance.  During the three month period ended September 30, 2010, we recognized income of $25 and during the nine month period ended September 30, 2010, we recognized a loss of $27 related to this investment.  For the three and nine months ended September 30, 2009, we recognized a loss of $23 and $132, respectively, related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by Affiliates Insurance.  Our first annual premium for this property insurance of $2,308 was paid in June 2010.  We are currently investigating the possibilities to expand our insurance relationships with Affiliates Insurance to include other types of insurance.

We own a 40% minority joint venture interest in Petro Travel Plaza Holdings LLC, or PTP, which owns two travel centers that we operate.  We account for this investment under the equity method and it is carried on our balance sheet in other noncurrent assets.  The carrying value of this investment as of September 30, 2010 and December 31, 2009, was $17,578 and $17,744, respectively.  During the three months ended September 30, 2010 and 2009, we recognized management and accounting fee income from PTP of $200 and $104, respectively.  During the nine months ended September 30, 2010 and 2009, we recognized management and accounting fee income from PTP of $525 and $308, respectively.  At September 30, 2010, we had a net payable to PTP of $673.  At December 31, 2009, we had a net receivable from PTP of $1,809.  During the three months ended September 30, 2010 and 2009, we recognized income of $442 and $335, respectively, as our share of PTP’s net income and we recognized income of $795 and $651, as our share of PTP’s net income during the nine months ended September 30, 2010 and 2009, respectively.  In June 2010, we received a $960 distribution from PTP.

For more information about these and other relationships among us, our Directors, our executive officers, HPT, RMR,  Affiliates Insurance, other companies to which RMR provides management services, PTP and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our Proxy Statement for our 2010 Annual Meeting of Shareholders, and our other filings with the Securities and Exchange Commission, or the SEC, including the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” sections of our Annual Report on Form 10-K for the year ended December 31, 2009, the information regarding our Directors and executive officers in and the “Related Person Transactions and Company Review of such Transactions” section of our Proxy Statement for our 2010 Annual Meeting of Shareholders, and Item 1.01 of our Current Report on Form 8-K filed with the SEC on January 28, 2010.  In addition, please see the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, for a description of risks which may arise from these relationships, as those risk factors may be revised or updated as provided in the “Risk Factors” section of this Quarterly Report on Form 10-Q or our Quarterly Report on Form 10-Q for the Quarterly period ending June 30, 2010.  The foregoing documents are accessible at the website for the SEC, at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management and shared services agreement with RMR, the TA Lease, the Petro Lease and our rent deferral agreement with HPT, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC website.

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

Environmental Matters

Extensive environmental laws regulate our operations and properties.  These laws may require us to investigate and clean up hazardous substances, including petroleum products, released at our owned and leased properties.  Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance.  We use both underground storage tanks and above ground storage tanks to store petroleum products and waste at our travel centers.  We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release.  At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water.  Under the terms of our leases, we generally have agreed to indemnify HPT for any environmental liabilities related to travel centers that we lease from HPT and we are required to pay all environmental related expenses incurred in the operation of the travel centers.

From time to time we have received, and in the future likely will receive, notices of alleged violations of environmental laws or otherwise became or become aware of the need to undertake corrective actions to comply with environmental laws at our travel centers.  Investigatory and remedial actions were, and regularly are, undertaken with respect to releases of hazardous substances at our travel centers.  In some cases contributions were, and may be, received by us to partially offset environmental costs from insurers, from state funds established for environmental clean up associated with the sale of petroleum products or from indemnitors who agreed to fund certain environmental related costs at travel centers purchased from those indemnitors.  To the extent we incur material amounts for environmental matters for which we do not receive insurance or other third party reimbursement or for which we have not previously recorded a reserve, our operating results may be materially adversely affected.  In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed.

At September 30, 2010, we had an accrued liability of $7,697 for environmental matters, as well as a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, resulting in an estimated net amount of $2,004 that we expect to fund from future cash flows.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis due to the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.

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

Pending Litigation

On February 1, 2008, a purported holder of our shares, Alan R. Kahn filed a purported derivative action in the Delaware Court of Chancery on behalf of us against members of our Board of Directors, HPT and RMR.  This action alleges that our Directors breached their fiduciary duties in connection with our acquisition in 2007 of Petro Stopping Centers, L.P., or the Petro Acquisition, and seeks an award of unspecified damages and reformation of the Petro Lease, which we entered with HPT in connection with the Petro Acquisition.  This action also appears to allege that RMR and HPT aided and abetted our Directors.  Under our limited liability company agreement and agreements with RMR and HPT, we are liable to indemnify our Directors, HPT and RMR for liabilities, costs and expenses incurred by them in connection with this litigation.  On May 6, 2008, we moved to dismiss this complaint.  On June 20, 2008, the plaintiff filed an amended complaint making additional allegations regarding the members of our Board of Directors and withdrawing his request for reformation of the Petro Lease.  On July 2, 2008, we moved to dismiss the amended complaint.  On October 30, 2008, Mr. Kahn’s claims against RMR were voluntarily dismissed.  On December 11, 2008, our motion to dismiss the amended complaint was denied and a previously imposed stay of discovery was lifted.  On January 21, 2009, HPT sent a letter to the plaintiff demanding arbitration of his claims pursuant to the terms of the Petro Lease.  We believe that the plaintiff and HPT have agreed to defer the arbitration demand.  This case is now in the discovery stage.  We continue to believe that the plaintiff’s allegations are without merit.

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

In May 2010, the California Attorney General filed a separate litigation against us in the Superior Court of California for Alameda County containing allegations of violations of underground storage tank laws and regulations at various facilities in Kern and Merced counties.  On July 26, 2010, the California Attorney General voluntarily dismissed this litigation against us and, on September 2, 2010, refiled its complaint in the Superior Court of California for Merced County.  The complaint does not identify the amount of civil penalties sought.  We disagree with the Attorney General’s allegations and intend to defend this lawsuit.

Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in United States district courts in over 20 states.  Major petroleum refineries and retailers have been named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperature greater than 60 degrees Fahrenheit at the time of sale.  One theory alleges that the plaintiffs purchased smaller quantities of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy.  A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  These “tax” cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays.  We believe that there are substantial factual and legal defenses to the theories alleged in these so called “hot fuel” lawsuits.  The “temperature” cases seek nonmonetary relief in the form of an order requiring the defendants to install temperature correcting equipment on their retail fuel pumps.  They also seek monetary relief in the form of damages.  The plaintiffs have not quantified the damages they seek.  The “tax” cases also seek monetary relief.  Plaintiffs have proposed a formula (which we dispute) to measure these damages as the difference between the amount of fuel excise taxes paid by defendants and the amount

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share amounts)

collected by defendants on motor fuel sales.  Plaintiffs have taken the position in filings with the Court that under this approach, our damages for an eight-year period for one state would be approximately $10,700.  We deny liability and disagree with the plaintiff’s position.  The cases have been consolidated in the United States District Court for the District of Kansas pursuant to multi-district litigation procedures.  On Friday, May 28, 2010, the Court ruled that, with respect to two cases originally filed in U.S. District Court in the state of Kansas, it would grant plaintiffs’ motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel), and that it would defer plaintiffs’ motion to certify a class with respect to damages.  A TA entity was named in one of those two Kansas cases, but the Court ruled that the named plaintiffs were not sufficient to represent a class as to TA, and as a result, there has been no class certified as to TA.  The United States Court of Appeals for the Tenth Circuit has denied a request for interlocutory review of the Court’s class certification decision, and the litigation in the Kansas cases is proceeding.  The U.S. District Court for the District of Kansas has not issued a decision on class certification with respect to the remaining cases that have been consolidated in the multi-district litigation.  Because these various motions are pending, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.  However, the continued cost of litigating these cases could be significant.

On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the United States District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant, which was allowed on March 25, 2010.  The amended complaint also adds as defendants Ceridian Corporation, Pilot Travel Centers LLC and Love’s Travel Stops & Country Stores, Inc.  Comdata markets fuel cards which are used for payments by trucking companies to truck stops.  The amended complaint alleges antitrust violations arising out of Comdata’s contractual relationships with truck stops in connection with its fuel cards.  The plaintiffs are seeking unspecified damages and injunctive relief.  This case is in the discovery stage.  We believe that there are substantial factual and legal defenses to the plaintiffs’ claims against us, but that the costs to defend this case could be significant.

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

7.             Income Taxes

Because of our history of operating losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards, that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statement of operations, which will affect our results of operations.  As a result of the large volume of public trading in our shares during 2007, our 2007 federal net operating loss of $50,270 and other tax credit carry forwards are generally not available to us for the purpose of offsetting future taxable income because of certain Internal Revenue Code, or IRC, provisions regarding changes in ownership of our common shares.  As of December 31, 2009, we had an unrestricted federal net operating loss carry forward of approximately $105,227.  IRC provisions do not currently restrict our ability to utilize the federal net operating loss and other tax credit carry forwards generated after 2007, but these carry forwards could be subject to limitation based on changes in ownership of our common shares.  Our net operating loss carry forwards will begin to expire in 2027.

For the nine months ended September 30, 2010, we recognized tax expenses of $687, which includes tax expense of $532 for state taxes on operating income payable without regard to our tax loss carry forwards and $155 related to a deferred liability arising from the amortization of a trademark for tax purposes but not for financial reporting purposes.  Our effective tax rates differed from the statutory rate primarily due to adjustments to our valuation allowance against net deferred tax assets, principally our net operating loss carryforward, and to certain state income taxes that are due without regard to our loss or income.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share amounts)

8.             Other Information

Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

HPT rent classified as interest expense	$2,186	$2,269	$6,558	$6,807
Interest on deferred rent payable to HPT	3,750	—	9,900	—
Amortization of deferred financing costs	72	955	214	2,325
Other	173	344	904	1,639
Interest expense	$6,181	$3,568	$17,576	$10,771

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollars in thousands)

The following discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our revenues and income are subject to potentially material changes as a result of the market prices of diesel fuel and gasoline, as well as the availability of these products.  These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment.  Over the past few years there has been significant volatility in the cost of fuel: first, as the world value of the U.S. dollar declined and as speculation in the price of petroleum commodities increased during 2007 and into 2008; then in the last half of 2008, the price of fuel declined dramatically as the worldwide recession reduced demand for petroleum products.  During 2009, fuel commodity prices rose, and those increases continued through the first quarter of 2010.  Although they were at a higher level than in the 2009 second and third quarters, during the second and third quarters of 2010 fuel commodity prices generally trended lower.  Additionally, fuel commodity prices were less volatile in the 2010 third quarter than in the 2009 third quarter.  We expect that these significant changes in our costs for these products can largely be passed on to our customers, but often there are delays in passing on price changes that can affect our fuel gross margins.  Although other factors have an effect, fuel gross margins per gallon tend to be lower during periods of rising fuel prices and higher during periods of falling fuel prices.  Also, increased volatility in the crude oil and refined products markets can result in negative effects on our sales and profitability and increases in our working capital requirements.  We expect that the crude oil and refined product markets will continue to be volatile for the foreseeable future.

The trucking industry is the primary customer for our goods and services.  Freight and trucking demand in the U.S. generally reflects the level of commercial activity in the U.S. economy.  The condition of the U.S. economy generally, and the financial condition and activity of the trucking industry in the U.S. specifically, impacted our financial results during the first nine months of 2010 and we expect that they will continue to impact our financial results in future periods.  Our fuel sales volumes and nonfuel revenues in the third quarter and first nine months of 2010 both increased on a same site basis over the comparable periods of the prior year; however, the level of fuel sales volume continues to be well below that experienced before the recession.  As a result, we experienced a net loss of $35,577 during the nine months ended September 30, 2010, although during the third quarter of 2010 we generated net income of $4,466.  Our operating results for each of these periods were significantly influenced by changes in our fuel gross margin that we experienced primarily because of changes in fuel commodity market costs as described above.

During the third quarter of 2010, we experienced an increase in same site fuel sales volume of 5.6%, compared with the third quarter of 2009.  Similarly, during the first nine months of 2010 our same site fuel volumes increased 7.2%, compared with the first nine months of 2009.  We believe that these increases resulted from a combination of our marketing and customer service initiatives and increased trucking activity attributable to increased economic activity in the U.S. during the third quarter and first nine months of 2010, compared to the same periods of the prior year.  The third quarter same site fuel sales volume increase continued the positive trend that began in the fourth quarter of 2009.  The negative trend that had persisted since 2007 moderated during the first three quarters of 2009.  The following table presents the quarterly changes in fuel sales volumes on a same site basis compared to the same quarter of the prior year.

Same Site Change in Fuel Sales Volume (1)	2010 compared to 2009	2009 compared to 2008	2008 compared to 2007

First quarter ended March 31	9.1%	-16.3%	-12.9%
Second quarter ended June 30	7.1%	-10.7%	-16.3%
Third quarter ended September 30	5.6%	-3.6%	-17.2%
Fourth quarter ended December 31	—	2.4%	-13.8%
Full year	—	-7.4%	-15.0%

(1)  Includes travel centers that were continuously operated by us, by our predecessor (prior to January 31, 2007) or by the previous owner of the Petro sites (prior to the acquisition by us on May 30, 2007) during the periods presented.

While the level of fuel sales volume has recently increased, it appears to have moderated during the course of 2010 to date and is still well below pre-recession levels.  While the U.S. economy recently has shown signs of stabilizing and growing, the strength and sustainability of any economic recovery is uncertain, including the risk that a possible “double dip” recession may occur.  If the U.S. economy continues to operate as it has over the past few years or if it worsens, our financial results may not improve and may decline, resulting in our experiencing losses from our operations.

On June 30, 2010, two of our competitors, Pilot Travel Centers LLC and Flying J Inc., announced that they completed a merger, effective July 1, 2010, and that the new company would be called Pilot Flying J.  That merger combined the first and second largest competitors in our industry, based on diesel fuel sales volume.  As a result of this combination, we may see increased competitive pressure that could negatively impact our sales volumes and profitability and could increase our level of selling, general and administrative expense.  In addition, most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies.  The fuel card industry has only a few significant participants, including Comdata, the largest issuer of fuel cards, and Transportation Clearing House LLC, or TCH, a company affiliated with Pilot Flying J.  We are unable to determine the extent of the effect the combined Pilot Flying J may have on our financial position, results of operations, or competitive position, although we expect the combination may significantly alter the competitive conditions in the travel center industry.  Further, we are unable to determine the extent of the effect that competition, or lack thereof, between Comdata and TCH in particular, may result in future increases in our transaction fee expenses or working capital requirements, or both.

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

Summary of Travel Center Site Counts

The following table summarizes the changes in the composition of our business (company operated, franchisee leased and operated or franchisee owned and operated) from January 1, 2009 through September 30, 2010:

			Franchisee
		Franchisee	Owned
	Company	Leased and	and
	Operated	Operated	Operated	Total
Number of travel centers at January 1, 2009	188	10	35	233

January - September 2009 Activity:
No activity	—	—	—	—
Number of travel centers at September 30, 2009	188	10	35	233

October - December 2009 Activity:
New travel centers	1	—	—	1
Closed travel centers	(1)	—	—	(1)
Number of travel centers at December 31, 2009	188	10	35	233

January – September 2010 Activity:
Terminated franchised travel centers	—	—	(4)	(4)
Number of travel centers at September 30, 2010	188	10	31	229

Relevance of Fuel Revenues

Due to volatile pricing of fuel products, we believe that fuel revenue is not a reliable metric for analyzing our results of operations from period to period.  As a result solely of changes in fuel prices, our fuel revenue may increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin.  We consider fuel volumes and fuel gross margin to be better measures of comparative performance than fuel revenues.

Results of Operations (dollars and gallons in thousands)

Three months ended September 30, 2010 compared to September 30, 2009

The following table presents changes in our operating results for the three month period ended September 30, 2010 as compared with the same period in 2009.

	Three Months Ended September 30,		$	%
(dollars in thousands)	2010	2009	Change	Change

Revenues:
Fuel	$1,192,949	$984,857	$208,092	21.1%
Nonfuel	316,639	293,510	23,129	7.9%
Rent and royalties	3,522	3,552	(30)	-0.8%
Total revenues	1,513,110	1,281,919	231,191	18.0%

Cost of goods sold (excluding depreciation):
Fuel	1,118,307	924,392	193,915	21.0%
Nonfuel	134,520	124,931	9,589	7.7%
Total cost of goods sold (excluding depreciation)	1,252,827	1,049,323	203,504	19.4%

Operating expenses:
Site level operating	160,500	153,373	7,127	4.6%
Selling, general & administrative	20,465	19,650	815	4.1%
Real estate rent	58,595	58,475	120	0.2%
Depreciation and amortization	10,611	10,290	321	3.1%
Total operating expenses	250,171	241,788	8,383	3.5%

Income (loss) from operations	10,112	(9,192)	19,304	210.0%
Income from equity investees	467	312	155	49.7%
Interest income	311	446	(135)	-30.3%
Interest expense	(6,181)	(3,568)	(2,613)	73.2%
Income (loss) before income taxes	4,709	(12,002)	16,711	139.2%
Provision for income taxes	243	235	8	3.4%
Net income (loss)	$4,466	$(12,237)	$16,703	136.5%

Same Site Comparisons. As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we included a travel center in the following same site comparisons only if we or a franchisee continuously operated it from July 1, 2009, through September 30, 2010.  We did not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered.  We excluded from the same site comparisons the two sites we operate for PTP because the related amounts are excluded from our consolidated results.  One company operated site is currently excluded from this same site comparison because it has been temporarily closed as a result of flooding in Tennessee in May 2010.

	Three Months Ended September 30,		$	%
(gallons and dollars in thousands)	2010	2009	Change	Change

Number of company operated travel centers	185	185	—	—

Fuel sales volume (gallons) (1)	499,313	472,617	26,696	5.6%
Fuel gross margin(1)	$74,770	$59,512	$15,258	25.6%
Total nonfuel revenues (1)	$316,538	$290,247	$26,291	9.1%
Site level operating expenses (1) (2)	$160,014	$151,673	$8,341	5.5%

Number of franchisee operated travel centers	41	41	—	—
Rent and royalty revenues	$3,513	$3,331	$182	5.5%

(1)         Includes fuel volume, fuel gross margin, revenues and expenses of company operated travel centers only.

(2)         Excludes real estate rent expense.

Revenues. Revenues for the three month period ended September 30, 2010, were $1,513,110, an increase from the quarter ended September 30, 2009, of $231,191, or 18.0%.

Fuel revenues were 78.8% of total revenues for the quarter ended September 30, 2010, compared to 76.8% for the same period in 2009.  Fuel revenues for the quarter ended September 30, 2010, were $1,192,949, an increase of $208,092, or 21.1%, compared to the same period in 2009.  This increase was principally the result of higher fuel prices in the 2010 period and also resulted from increased fuel sales volume.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for three months ended September 30, 2009	495,193	$984,857

Increase due to petroleum products price changes	—	153,554
Increase due to same site volume changes	26,696	61,353
Other changes, net	(2,967)	(6,815)
Net increase from prior year period	23,729	208,092
Results for three months ended September 30, 2010	518,922	$1,192,949

On a same site basis for our company operated sites, fuel sales volume increased by 26,696 gallons, or 5.6%, during the three months ended September 30, 2010, compared to the same period in 2009.  We believe the same site fuel sales volume increase resulted primarily from an increase in trucking activity resulting from some increased economic activity in the U.S. during the third quarter of 2010, as evidenced by the increase in housing starts, as well as the increase in imports into the U.S. that are transported by truck.  In addition, we believe that we have increased our market share of fuel sales as a result of our marketing and customer service initiatives.

Nonfuel revenues were 20.9% of total revenues for the quarter ended September 30, 2010, compared to 22.9% for the same period in 2009.  Nonfuel revenues for the three months ended September 30, 2010, were $316,639, an increase of $23,129, or 7.9%, compared to the same period in 2009.  This change between periods is primarily the result of an increase in unit sales at those sites we operated continuously during both periods.  On a same site basis for our company operated sites, nonfuel revenues increased by

$26,291, or 9.1% during the three months ended September 30, 2010, compared to the same period in 2009.  We believe the same site nonfuel revenue increase reflects an increased number of customers in our travel centers as a result of the same factors affecting our fuel sales volumes.

Rent and royalty revenues for the three months ended September 30, 2010, were $3,522, a decrease of $30, or 0.8%, compared to the same period in 2009.  Rent and royalty revenues decreased as a result of the termination of four franchise sites in the first quarter of 2010, partially offset by higher royalties resulting from increased revenues at our franchisee locations.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended September 30, 2010, was $1,252,827, an increase of $203,504, or 19.4%, compared to the same period in 2009.

Fuel cost of goods sold for the quarter ended September 30, 2010, of $1,118,307 increased by $193,915, or 21.0%, compared to the same period in 2009.  This increase in fuel cost of goods sold primarily resulted from higher fuel commodity prices as compared to the third quarter of 2009, as well as the fuel sales volume increase described above.  Although they were at a higher level than in the third quarter of 2009, there were more days of declining prices lower throughout the third quarter of 2010.  Additionally, fuel commodity prices were less volatile in the 2010 third quarter than in the 2009 third quarter.  As a result, our fuel gross margin per gallon increased as compared to the prior year when fuel commodity prices were rising during the third quarter. Combined with an increase in fuel sales volumes, the increase in fuel gross margin per gallon resulted in total fuel gross margin of $74,642 that was $14,177 higher in the third quarter of 2010 than in the third quarter of 2009.

Nonfuel cost of goods sold for the three months ended September 30, 2010, was $134,520, an increase of $9,589, or 7.7%, compared to the same period in 2009.  Nonfuel cost of goods sold increased due to the nonfuel sales increases noted above.  Nonfuel cost of goods sold as a percentage of nonfuel revenue was 42.5% for the quarter ended September 30, 2010, compared to 42.6% for the same period in 2009.

Site level operating expenses.  Site level operating expenses for the three months ended September 30, 2010, were $160,500, an increase of $7,127, or 4.6%, compared to the same period in 2009.  This increase in site level operating expenses was primarily attributable to labor and related costs, which principally increased in support of the increases in our fuel and nonfuel sales.  Additionally, we increased our level of maintenance at our operating locations and we experienced increased credit card transaction fees as a result of increased sales levels and higher fuel sales prices.

On a same site basis for our company operated sites, site level operating expenses increased by $8,341, or 5.5%, for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to the increased level of sales and other items noted above.  Site level operating expenses as a percentage of nonfuel revenues for the quarter ended September 30, 2010, were 50.7%, compared to 52.3% for the same period in 2009.  The decrease in operating expenses as a percentage of nonfuel revenues primarily was because certain of our expenses are fixed in nature, or otherwise do not vary directly with sales, so that increases in our revenues did not result in corresponding increases in site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three month period ended September 30, 2010, were $20,465, an increase of $815, or 4.1%, compared to the same period in 2009.  This increase primarily resulted from increases in personnel costs and legal expenses.

Real estate rent expense.  Rent expense for the three months ended September 30, 2010, was $58,595, an increase of $120 compared to the same period in 2009.  Under our real estate leases, we paid rent of $46,484 during the three months ended September 30, 2010, of which $2,186 was recognized as interest expense and $696 was recognized as a reduction of our capitalized lease obligation.  During the three months ended September 30, 2010, we accrued $1,685 of noncash rent expense to recognize rent expense on a straight line basis over the terms of those leases that include rent escalation provisions and amortized $1,692 of our tenant improvements allowance as a reduction of rent expense.  In addition, during the three months ended September 30, 2010, we accrued $15,000 of rent expense that was not paid in cash pursuant to our rent deferral agreement with HPT.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended September 30, 2010, was $10,611, an increase of $321, or 3.1%, compared to the same period in 2009.  This increase resulted from our increased investment in depreciable assets.

Income/(Loss) from operations.  Our income from operations for the three months ended September 30, 2010, was $10,112, compared to a loss from operations of $9,192 for the same period in 2009.  This increase was the result of the changes in revenues and expenses described above, primarily the increased fuel gross margin and sales volumes and increased nonfuel sales.

Interest income and expense.  Interest income and expense consisted of the following:

	Three Months Ended September 30,		$
(dollars in thousands)	2010	2009	Change

Accretion of leasehold improvement receivable	$47	$252	$(205)
Other interest income	264	194	70
Total interest income	$311	$446	$(135)

Rent expense classified as interest expense	$2,186	$2,269	$(83)
Interest accrued on deferred rent	3,750	—	3,750
Amortization of deferred financing costs	72	955	(883)
Other interest expense	173	344	(171)
Total interest expense	$6,181	$3,568	$2,613

Income tax provision.  Our provision for income taxes of $243 and $235 for the three month periods ended September 30, 2010 and 2009, respectively, differed from the amounts calculated at the statutory rates primarily due to adjustments to our valuation allowance against our net deferred tax assets and to certain state income taxes that are due without regard to loss or income.

Nine months ended September 30, 2010 compared to September 30, 2009

The following table presents changes in our operating results for the nine month period ended September 30, 2010 as compared with the same period in 2009.

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2010	2009	Change	Change

Revenues:
Fuel	$3,512,206	$2,529,372	$982,834	38.9%
Nonfuel	878,821	836,955	41,866	5.0%
Rent and royalties	10,193	10,480	(287)	-2.7%
Total revenues	4,401,220	3,376,807	1,024,413	30.3%

Cost of goods sold (excluding depreciation):
Fuel	3,312,619	2,349,201	963,418	41.0%
Nonfuel	370,279	352,460	17,819	5.1%
Total cost of goods sold (excluding depreciation)	3,682,898	2,701,661	981,237	36.3%

Operating expenses:
Site level operating	470,487	447,909	22,578	5.0%
Selling, general & administrative	59,844	58,239	1,605	2.8%
Real estate rent	175,675	175,752	(77)	0.0%
Depreciation and amortization	31,310	29,462	1,848	6.3%
Total operating expenses	737,316	711,362	25,954	3.6%

Loss from operations	(18,994)	(36,216)	17,222	47.6%
Income from equity investees	768	519	249	48.0%
Interest income	912	1,818	(906)	-49.8%
Interest expense	(17,576)	(10,771)	(6,805)	63.2%
Loss before income taxes	(34,890)	(44,650)	9,760	-21.9%
Provision for income taxes	687	663	24	3.6%
Net loss	$(35,577)	$(45,313)	$9,736	-21.5%

Same Site Comparisons. As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we included a travel center in the following same site comparisons only if we or a franchisee continuously operated it from January 1, 2009, through September 30, 2010.  We did not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered.  We excluded from the same site comparisons the two sites we operate for PTP because the related amounts are excluded from our consolidated results.  One company operated site is currently excluded from this same site comparison because it has been temporarily closed as a result of flooding in Tennessee in May 2010.

	Nine Months Ended September 30,		$	%
(gallons and dollars in thousands)	2010	2009	Change	Change

Number of company operated travel centers	185	185	—	—

Fuel sales volume (gallons) (1)	1,467,866	1,368,942	98,924	7.2%
Fuel gross margin(1)	$198,774	$177,210	$21,564	12.2%
Total nonfuel revenues (1)	$876,707	$829,265	$47,442	5.7%
Site level operating expenses (1) (2)	$468,221	$442,853	$25,368	5.7%

Number of franchisee operated travel centers	41	41	—	—
Rent and royalty revenues	$9,935	$9,634	$301	3.1%

(1)         Includes fuel volume, fuel gross margin, revenues and expenses of company operated travel centers only.

(2)         Excludes real estate rent expense.

Revenues. Revenues for the nine month period ended September 30, 2010, were $4,401,220, an increase from the nine month period ended September 30, 2009, of $1,024,413, or 30.3%.

Fuel revenues were 79.8% of total revenues for the nine months ended September 30, 2010, compared to 74.9% for the same period in 2009.  Fuel revenues for the nine months ended September 30, 2010, were $3,512,206, an increase of $982,834, or 38.9%, compared to the same period in 2009.  This increase was principally the result of higher fuel prices in the 2010 period and also resulted from increased fuel sales volume.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for nine months ended September 30, 2009	1,434,089	$2,529,372

Increase due to petroleum products price changes	—	763,313
Increase due to same site volume changes	98,924	227,136
Other changes, net	(3,318)	(7,615)
Net increase from prior year period	95,606	982,834
Results for nine months ended September 30, 2010	1,529,695	$3,512,206

On a same site basis for our company operated sites, fuel sales volume increased by 98,924 gallons, or 7.2%, during the nine months ended September 30, 2010, compared to the same period in 2009.  We believe the same site fuel sales volume increase resulted primarily from an increase in trucking activity resulting from some increased economic activity in the U.S. during the first nine months of 2010, as evidenced by the increase in the shipments of durable goods, as well as the increase in imports into the U.S. that are transported by truck.  In addition, we believe that we have increased our market share of fuel sales as a result of our marketing and customer service initiatives.

Nonfuel revenues were 20.0% of total revenues for the nine months ended September 30, 2010, compared to 24.8% for the same period in 2009.  Nonfuel revenues for the nine months ended September 30, 2010, were $878,821, an increase of $41,866, or

5.0%, compared to the same period in 2009.  This change between periods is primarily the result of an increase in unit sales at those sites we operated continuously during both periods.  On a same site basis for our company operated sites, nonfuel revenues increased by $47,442, or 5.7% during the nine months ended September 30, 2010, compared to the same period in 2009.  We believe the same site nonfuel revenue increase reflects an increased number of customers in our travel centers as a result of the same factors affecting our fuel sales volumes.

Rent and royalty revenues for the nine months ended September 30, 2010, were $10,193, a decrease of $287, or 2.7%, compared to the same period in 2009.  Rent and royalty revenues decreased as a result of the termination of four franchise sites in the first quarter of 2010, partially offset by higher royalties resulting from increased revenues at our franchisee locations.

Cost of goods sold (excluding depreciation). Cost of goods sold for the nine months ended September 30, 2010, was $3,682,898, an increase of $981,237, or 36.3%, compared to the same period in 2009.

Fuel cost of goods sold for the nine months ended September 30, 2010, of $3,312,619 increased by $963,418, or 41.0%, compared to the same period in 2009.  This increase in fuel cost of goods sold primarily resulted from the increase in fuel commodity prices as compared to those experienced in the first nine months of 2009 and also resulted from the fuel sales volume increase described above.  Fuel commodity prices generally trended higher during the first quarter of 2010, and then lower during the second and third quarters of 2010.  The increase in fuel sales volumes, combined with the effect of declining fuel commodity prices, resulted in fuel gross margin of $199,587 that was $19,416 higher in the first nine months of 2010 than in the first nine months of 2009.

Nonfuel cost of goods sold for the nine months ended September 30, 2010, was $370,279, an increase of $17,819, or 5.1%, compared to the same period in 2009.  Nonfuel cost of goods sold increased due to the nonfuel sales increases noted above.  Nonfuel cost of goods sold as a percentage of nonfuel revenue was 42.1% for the first nine months of 2010, which was the same as the first nine months of 2009.

Site level operating expenses.  Site level operating expenses for the nine months ended September 30, 2010, were $470,487, an increase of $22,578, or 5.0%, compared to the same period in 2009.  This increase in site level operating expenses was primarily attributable to labor and related costs that principally increased in support of increases in our fuel and nonfuel sales but were also affected by higher employee healthcare insurance claims costs we experienced.  Additionally, we increased our expenditures for maintenance at certain of our operating locations and we experienced increases in credit card transaction fees as a result of increased sales levels and higher fuel sales prices.

On a same site basis for our company operated sites, site level operating expenses increased by $25,368, or 5.7%, for the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to the increased level of sales and other items noted above.  Site level operating expenses as a percentage of nonfuel revenues for the nine months ended September 30, 2010, were 53.5%, which was the same as the first nine months of 2009.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the nine month period ended September 30, 2010, were $59,844, an increase of $1,605, or 2.8%, compared to the same period in 2009.  This increase primarily resulted from increases in personnel costs and legal expenses.

Real estate rent expense.  Rent expense for the nine months ended September 30, 2010, was $175,675, a decrease of $77 compared to the same period in 2009.  Under our real estate leases, we paid rent of $138,783 during the nine months ended September 30, 2010, of which $6,558 was recognized as interest expense and $2,088 was recognized as a reduction of our capitalized lease obligation.  During the nine months ended September 30, 2010, we accrued $5,615 of noncash rent expense to recognize rent expense on a straight line basis over the terms of those leases that include rent escalation provisions and amortized $5,077 of our tenant improvements allowance as a reduction of rent expense.  In addition, during the nine months ended September 30, 2010, we accrued $45,000 of rent expense that was not paid in cash pursuant to our rent deferral agreement with HPT.

Depreciation and amortization expense.  Depreciation and amortization expense for the nine months ended September 30, 2010, was $31,310, an increase of $1,848, or 6.3%, compared to the same period in 2009.  This increase resulted from our increased investment in depreciable assets.

Loss from operations.  Our loss from operations for the nine months ended September 30, 2010, was $18,944, compared to a loss from operations of $36,216 for the same period in 2009.  This decline was the result of the changes in revenues and expenses described above, primarily the combination of the increase in fuel gross margin per gallon and the increased fuel and nonfuel sales levels.

Interest income and expense.  Interest income and expense consisted of the following:

	Nine Months Ended September 30,		$
(dollars in thousands)	2010	2009	Change

Accretion of leasehold improvement receivable	$248	$667	$(419)
Other interest income	664	1,151	(487)
Total interest income	$912	$1,818	$(906)

Rent expense classified as interest expense	$6,558	$6,807	$(249)
Interest accrued on deferred rent	9,900	—	9,900
Amortization of deferred financing costs	214	2,325	(2,111)
Other interest expense	904	1,639	(735)
Total interest expense	$17,576	$10,771	$6,805

Income tax provision.  Our provisions for income taxes of $687 and $663 for the nine months ended September 30, 2010 and 2009, respectively, differed from the amounts calculated at the statutory rates primarily due to recognition of a valuation allowance against our net deferred tax assets and to certain state income taxes that are due without regard to net operating losses.

Seasonality

Assuming little variation in fuel prices: our revenues are usually lowest in the first quarter of the year when movement of freight by professional truck drivers and motorist travel are typically at their lowest levels of the year; and our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because, while the beginning of the fourth quarter often experiences increased movement of freight in preparation for various national holidays, that increase is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers toward the end of the year.  While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.

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

Liquidity and Capital Resources (dollars in thousands)

Our principal liquidity requirements are to meet our operating expenses, including rent, to fund our capital expenditures and working capital requirements, to pay interest on our deferred rent balance and to repay our deferred rent balance and any related unpaid interest thereon to HPT by July 1, 2011.  Our sources of liquidity to meet these requirements are:

•                  our cash balance;

•                  our operating cash flow;

•                  our credit facility;

•                  our ability to sell, with an increase in our rent, to HPT other tenant improvements we make to the sites we lease from HPT; and

•                  our ability to defer $5,000 of rent payments to HPT each month through December 2010.

Additionally, the operating real estate and developable land that we own may be financed or sold as a source of additional liquidity over time.

The primary risks we face with respect to our operating cash flow are:

•                  the current depressed demand for our products and services as compared to prior to the time the U.S. economy began to enter into recession in 2007;

•                  decreased demand or lower prices or margins for our products and services we may experience as a result of competition, particularly competition from the combined Pilot Flying J;

•                  the negative impacts on our gross margins and working capital requirements of the volatility and high level of prices for petroleum products; and

•                  the difficult economic conditions in the U.S. and the trucking industry.

A reduction in our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods.  Also, most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies.  The fuel card industry has only a few significant participants, including Comdata, the largest issuer of fuel cards, and TCH, a company owned or affiliated with Pilot Flying J, the largest retailer of diesel fuel.  Fuel card companies facilitate aggregation of payments to us, often faster than we might be able to achieve if we collected directly from our customers, and charge us fees for these services.  Competition, or lack thereof, between Comdata and TCH in particular, may result in future increases in our transaction fee expenses or working capital requirements, or both.  Also, a significant increase in the prices we must pay to obtain fuel or decrease in the amount of time we have to pay our trade creditors may increase our working capital funding requirements materially.  In addition, because of the recent and current economic, industry and global credit market conditions and our historical operating losses, credit may be more expensive and difficult for us to obtain, which may limit the availability of our sources of financing and our ability to repay deferred rent to HPT by the due date of July 1, 2011.

During the nine months ended September 30, 2010, we incurred a net loss of $35,577 and had net cash inflows from operating activities of $48,085 and net cash outflows from investing activities of $33,735.  During this same period our cash and cash equivalents balance increased by $14,352 to $169,984, in large part because we deferred $45,000 of rent payable to HPT pursuant to our rent deferral agreement and received $7,015 of funding from HPT under the terms of the tenant improvements allowance.

Our most significant liquidity risks may occur at the end of our rent deferral arrangements with HPT in December 2010 and at the July 1, 2011 due date of our obligation to pay deferred rent due to HPT.  Through September 30, 2010, we have deferred $135,000 of rent.  Assuming that we continue to take advantage of the rent deferral permitted by our agreement with HPT through December 2010, the total rent deferral then will be $150,000.  Although we had a cash balance of $169,984 on September 30, 2010, our business requires substantial amounts of working capital, including cash liquidity.  Also, our working capital requirements are especially large because of the volatility in fuel prices which has occurred in the past two years and which we expect will continue.  Because of these circumstances, we expect to engage in discussions with HPT to consider modifications of our leases and alternatives that may be available to satisfy our obligations to pay the deferred rent amount that is currently due on or before July 1, 2011.  However, there can be no assurance that any such discussions will result in an agreement on any such modifications or alternatives or that any agreement we may reach would be sufficient to allow us to generate future profits or positive cash flows.

Assets and Liabilities

At September 30, 2010 and December 31, 2009, we had cash and cash equivalents of $169,984 and $155,632, respectively.  Our total current assets at September 30, 2010, were $447,168, compared to $410,598 at December 31, 2009.  Our total current liabilities were $387,446 at September 30, 2010, compared to $219,685 at December 31, 2009.  Changes in accounts receivable, accounts payable and other current liabilities were primarily the result of increased fuel and nonfuel sales levels in September 2010 compared to December 2009 as well as higher fuel prices in September 2010 compared to December 2009.  Additionally, our deferred rent became a current liability in the third quarter of 2010 as a result of its July 2011 due date.

At September 30, 2010 and December 31, 2009, we included in other current assets $33,629 and $31,289, respectively, of certificates of deposit and other cash deposits placed for the benefit of certain fuel tax authorities, vendors and others.

Revolving Credit Facility

We have a $100,000 revolving secured credit agreement, or credit facility, with a group of commercial banks.  Under this credit facility, a maximum of $100,000 may be drawn, repaid and redrawn until maturity in November 2012. At September 30, 2010, and December 31, 2009, there were no amounts outstanding under our revolving credit facility.  However, at September 30, 2010, we had outstanding $63,185 of letters of credit issued under this facility, securing certain purchases, insurance, fuel tax and other trade obligations.  These letters of credit reduce the amount available for borrowing under our credit facility.

Certain of our cash accounts, accounts receivable and inventory collateralize the credit facility.  Of our total cash balance at September 30, 2010, $47,238 was in these pledged cash accounts.  Although the cash in the pledged cash accounts was not restricted as to withdrawal or usage, the withdrawal or usage of cash in these pledged accounts to an amount below $12,787 as of September 30, 2010, would have resulted in a reduction in the maximum amount available to us under the credit facility.

Investment Activities

Our current capital plan for 2010 anticipates expenditures of approximately $60,000.  During the nine months ended September 30, 2010, we invested approximately $34,630 in capital projects and we received funding of $7,015 from HPT for qualifying tenant improvements, without an increase in our rent.  At September 30, 2010, we had received all of the $125,000 total amount of the tenant improvements allowance from HPT, without an increase in rent payments, which amount was discounted pursuant to the terms of the lease because we received those funds on an accelerated basis.  Under our lease agreements with HPT, we received and in the future may receive funding for capital projects from HPT.  If we sell additional qualified improvements to HPT our rent will increase pursuant to our lease terms.

Off Balance Sheet Arrangements (dollars in thousands)

We own a minority interest in PTP, a joint venture that owns two travel centers that we operate.  PTP had debt outstanding of approximately $19,427 as of September 30, 2010, that is secured by PTP’s real property.  We account for the investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt.  We are not liable for this debt, but the carrying value of our investment in this joint venture could be adversely affected if PTP defaulted on this debt and PTP’s property was used to satisfy this debt.  We and our joint venture partner have each agreed to indemnify PTP’s lender against liability from environmental matters related to PTP’s sites.

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

Under the TA Lease, we were permitted to receive funding from HPT for certain qualified tenant improvements until December 31, 2015, subject to an aggregate amount of $125,000.  During the nine month period ended September 30, 2010, we received funding of $7,015 from HPT for qualifying tenant improvements.  As of September 30, 2010, we had received all of the $125,000 tenant improvements allowance from HPT without an increase in rent payments.  Portions of this amount were discounted pursuant to the terms of the lease because we elected to receive those funds on an accelerated basis.  We may request that HPT fund approved amounts for renovations, improvements and equipment at the leased travel centers, in addition to the $125,000 described above, in return for minimum annual rent increases according to the following formula:  the minimum rent per year will be increased by an amount equal to the amount funded by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%.  We did not sell any such leasehold improvements to HPT during the three or nine month periods ended September 30, 2010.

Pursuant to our rent deferral agreement with HPT, we have the option to defer our monthly rent payments to HPT by up to $5,000 per month until December 31, 2010.  All deferred rent (and interest thereon) is due by no later than July 1, 2011.  We pay interest at a rate of 12% per annum on our deferred rent.  As of September 30, 2010, we had deferred rent payments totaling $135,000, which we included in our consolidated balance sheets as a noncurrent liability until July 2010 when it became a current liability.  Interest on deferred rent began to accrue on January 1, 2010, and at September 30, 2010, we had interest payable to HPT of $1,300.  During the three and nine month periods ended September 30, 2010, we recognized interest expense of $3,750 and $9,900, respectively, related to the deferred rent payable to HPT, and made cash interest payments of $3,600 and $8,600, respectively to HPT.  This rent deferral agreement has change of control covenants so that amounts deferred will be immediately payable to HPT in the event we experience a change of control, as defined in the agreement, while deferred rent is unpaid.

U.S. generally accepted accounting principles impose complex accounting treatment for our two leases with HPT, which has various effects on our financial statements.  During the three month periods ended September 30, 2010, and September 30, 2009, we paid cash rent of $44,046 and $43,033, respectively; and for the nine month periods ended September 30, 2010, and September 30, 2009, we paid cash rent of $131,463 and $128,740, respectively, under our leases with HPT. At September 30, 2010, we included $14,279 for rent due to HPT in other current liabilities in our condensed consolidated balance sheet.

RMR provides business management services to us under a business management and shared services agreement.  There have been no changes in the terms of this agreement with RMR from the terms described in our Annual Report on Form 10-K for the year ended December 31, 2009.  During the three month periods ended September 30, 2010, and September 30, 2009, our fees to RMR under the agreement totaled $2,401 and $2,151, respectively.  During the nine month periods ended September 30, 2010, and September 30, 2009, our fees to RMR under the agreement totaled $6,629 and $6,257, respectively.

In addition, we have other continuing relationships with RMR, HPT and other companies to which RMR provides management services, including with respect to Affiliates Insurance, an Indiana insurance company owned equally by us, RMR, HPT and four other companies to which RMR provides management services.  We own 14.29% of Affiliates Insurance.  All of our Directors are also directors of Affiliates Insurance and RMR provides certain management services to Affiliates Insurance.  During the three month period ended September 30, 2010, we recognized income of $25 related to this investment and during the nine month period ended September 30, 2010, we recognized a loss of $27 related to this investment.  During the three and nine month periods ended September 30, 2009, we recognized a loss of $23 and $132, respectively, related to Affiliates Insurance.   In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by Affiliates Insurance.  Our first annual premium for this property insurance of $2,308 was paid in June 2010.  We are currently investigating the possibilities to expand our insurance relationships with Affiliates Insurance to include other types of insurance.

We own a 40% interest in PTP and operate the two travel centers PTP owns for which we receive management and accounting fees.  During the three month periods ended September 30, 2010 and 2009, we recognized management and accounting fee income of $200 and $104, respectively, and during the nine month periods ended September 30, 2010 and 2009, we recognized management and accounting fee income of $525 and $308, respectively, earned in connection with our operation of PTP’s travel centers.  The carrying value of the investment in PTP as of September 30, 2010 and December 31, 2009, was $17,578 and $17,744, respectively.  At September 30, 2010 we had a net payable to PTP of $673.  At December 31, 2009, we had a net receivable from PTP of $1,809. We recognized income of $442 and $335 during the three months ended September 30, 2010 and 2009, respectively, and we recognized income of $795 and $651, during the nine month periods ended September 30, 2010 and 2009, respectively, as our share of PTP’s net income.  In June 2010, we received a $960 distribution from PTP.

For more information about these and other relationships among us, our Directors, our executive officers, HPT, RMR,  Affiliates Insurance, other companies to which RMR provides management services, PTP and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions, please see Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our Proxy Statement for our 2010 Annual Meeting of Shareholders, and our other filings with the Securities and Exchange Commission, or the SEC, including the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” sections of our Annual Report on Form 10-K for the year ended December 31, 2009, the information regarding our Directors and executive officers in and the “Related Person Transactions and Company Review of such Transactions” section of our Proxy Statement for our 2010 Annual Meeting of Shareholders, and Item 1.01 of our Current Report on Form 8-K filed with the SEC on January 28, 2010.  In addition, please see the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, for a description of risks which may arise from these relationships, as those risk factors may be revised or updated as provided in the “Risk Factors” sections of periodic Quarterly Reports on Form 10-Q.  The foregoing documents are accessible at the website for the SEC, at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management and shared services agreement with RMR, the TA Lease, the Petro Lease and our rent deferral agreement with HPT, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC website.

Environmental and Climate Change Matters (dollars in thousands)

At September 30, 2010, we had an accrued liability of $7,697 for environmental matters, as well as a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, resulting in an estimated net amount of $2,004 that we expect to fund from future cash flows.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis due to the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigations and remediations; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.  Please see the disclosure in Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Note 15 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, for a more detailed discussion of environmental matters affecting our business.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In our Annual Report on Form 10-K for the year ended December 31, 2009, we reported certain legal proceedings involving us and certain counties of the State of California and the California Attorney General regarding alleged past violations of state laws and regulations relating to our predecessor’s management of underground storage tanks and allegations of past violations of state laws and regulations governing the management of hazardous wastes.  In May 2010, the California Attorney General filed a separate action against us in the Superior Court of California for Alameda County containing allegations of violations of underground storage tank laws and regulations at various facilities in Kern and Merced counties.  On July 26, 2010, the California Attorney General voluntarily dismissed this litigation against us and, on September 2, 2010, refiled its complaint in the Superior Court of California for Merced County.  The complaint does not identify the amount of civil penalties sought.  We disagree with the Attorney General’s allegations and intend to defend this lawsuit.

There have been no material developments in our other legal proceedings that we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except for those developments discussed in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010, pursuant to which we disclosed developments in the purported class action suit against Comdata Network, Inc., in which we are a named defendant in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, and prior developments in connection with the California legal proceedings referenced above in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

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

Item 1A.  Risk Factors (dollars in thousands)

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.  Those risk factors were since revised in part to address the recent consummation of the combination of the two largest competitors in our industry and an insurance arrangement we had then recently entered, as provided in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2010.

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

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT ON FORM 10-Q THAT MAY NOT OCCUR INCLUDE:

•                   OUR DESCRIPTION OF OUR RENT DEFERRAL AGREEMENT WITH HPT MAY IMPLY THAT THE RENT DEFERRAL AMOUNTS TOGETHER WITH OUR CASH ON HAND AND CASH PROVIDED BY OUR OPERATING ACTIVITIES WILL BE SUFFICIENT TO ALLOW US TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS AND TO MEET OUR OBLIGATIONS.  IN FACT, WE MAY NOT BE ABLE TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS OR MEET OUR OBLIGATIONS, INCLUDING THE PAYMENT TO HPT BY JULY 1, 2011, OF ALL DEFERRED RENT (AND INTEREST THEREON).  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT TO ENGAGE IN DISCUSSIONS WITH HPT TO CONSIDER MODIFICATIONS OF OUR LEASES AND ALTERNATIVES WHICH MAY BE AVAILABLE TO SATISFY OUR OBLIGATIONS TO PAY THE DEFERRED RENT; HOWEVER, THERE CAN BE NO ASSURANCE THAT ANY SUCH DISCUSSIONS WILL RESULT IN AN AGREEMENT ON ANY SUCH MODIFICATIONS OR ALTERNATIVES OR THAT ANY AGREEMENT WE MAY REACH WOULD BE SUFFICIENT TO ALLOW US TO GENERATE FUTURE PROFITS OR POSITIVE CASH FLOWS;

•                   OUR ENVIRONMENTAL LIABILITIES MAY BE GREATER THAN WE CURRENTLY ANTICIPATE;

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT OUR CAPITAL PLAN FOR 2010 ANTICIPATES EXPENDITURES OF APPROXIMATELY $60 MILLION.  HOWEVER, THE AMOUNT AND TIMING OF CAPITAL PROJECT EXPENDITURES ARE OFTEN DIFFICULT TO PROJECT.  SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND WE MAY SPEND MORE THAN $60 MILLION TO COMPLETE OUR CAPITAL PROJECTS.  CURRENTLY UNANTICIPATED PROJECTS THAT ARE REQUIRED TO BE COMPLETED MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED.  SOME CAPITAL PROJECTS TAKE MORE TIME THAN ANTICIPATED AND WE MAY NOT COMPLETE THESE CAPITAL PROJECTS IN 2010.  AS A RESULT OF MARKET CONDITIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER AMOUNTS OF CAPITAL EXPENDITURES IN THE FUTURE;

•                  THE STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q THAT WE HAD $170 MILLION OF CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 2010, THAT WE GENERATED NET CASH FLOWS FROM OPERATING ACTIVITIES OF $48.1 MILLION DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2010, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR BANK CREDIT FACILITY AND THAT WE OWN UNENCUMBERED REAL ESTATE AND OTHER ASSETS THAT MAY BE ADDITIONAL SOURCES OF LIQUIDITY OVER TIME MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND CASH LIQUIDITY.  IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH.  AS OF SEPTEMBER 30, 2010, $63.2 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO SECURE LETTERS OF CREDIT FOR OUR SUPPLIERS AND TAXING AUTHORITIES, AND WE HAVE COLLATERALIZED THIS FACILITY WITH A PORTION OF OUR WORKING CAPITAL ITEMS, INCLUDING A PORTION OF OUR CASH.  IN ADDITION, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE.  FURTHER, OUR BUSINESS REQUIRES US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

•                THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT OUR FUEL SALES VOLUME ON A SAME SITE BASIS AND IN TOTAL FOR THE THIRD QUARTER AND FIRST NINE MONTHS OF 2010 INCREASED OVER THE THIRD QUARTER AND FIRST NINE MONTHS, RESPECTIVELY, OF 2009.  THIS STATEMENT MAY IMPLY THAT ECONOMIC CONDITIONS IN THE U.S. GENERALLY AND THE TRUCKING AND TRAVEL CENTER INDUSTRIES IN PARTICULAR ARE IMPROVING AND THAT OUR RESULTS OF OPERATIONS

AND CASH FLOWS FROM OPERATIONS WILL IMPROVE IN THE FUTURE.  HOWEVER, THE POSITIVE TREND IN FUEL SALES VOLUMES WE EXPERIENCED MAY BE THE RESULT OF INCREASED MARKET SHARE AND NOT AN IMPROVING MARKET OR MAY NOT CONTINUE.  ALSO, IMPROVEMENTS, IF ANY, IN THE U.S. ECONOMY OR IN THE TRUCKING OR TRAVEL CENTER INDUSTRIES MAY NOT CONTINUE, AND OUR FUEL SALES VOLUMES MAY NOT CONTINUE TO INCREASE OR BE SUSTAINED; AND

•                  WE MAY BE UNABLE TO PREVAIL IN OUR PENDING LITIGATION MATTERS AND ANY SETTLEMENT OR ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.  ALSO, THE LEGAL AND OTHER EXPENSES WE MAY INCUR IN CONNECTION WITH LITIGATION MATTERS WILL DEPEND, IN PART, UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL AND THESE COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON US.

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

•                  OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO MAINTAIN CURRENT TERMS FOR OUR PURCHASES ON CREDIT.  IF WE ARE UNABLE TO PURCHASE GOODS ON REASONABLE CREDIT TERMS, OUR REQUIRED WORKING CAPITAL MAY INCREASE AND WE MAY INCUR MATERIAL LOSSES.  ALSO, IN LIGHT OF THE RECENT AND CURRENT ECONOMIC, INDUSTRY AND GLOBAL CREDIT MARKET CONDITIONS AND OUR HISTORICAL OPERATING LOSSES, THE AVAILABILITY AND THE TERMS OF ANY CREDIT WE MAY BE ABLE TO OBTAIN ARE UNCERTAIN.  OUR $100 MILLION REVOLVING CREDIT FACILITY EXPIRES IN 2012.  OUR FAILURE TO RENEW OUR EXISTING CREDIT FACILITY OR TO OBTAIN NEW OR SUBSTITUTE FINANCING ON REASONABLE TERMS WOULD ADVERSELY AFFECT OUR ABILITY TO FUND OUR BUSINESS AND OPERATIONS.  IN ADDITION, WE ARE OBLIGATED TO PAY HPT ALL DEFERRED RENT AND UNPAID INTEREST THEREON BY JULY 1, 2011.  AS OF SEPTEMBER 30, 2010, WE HAVE DEFERRED AN AGGREGATE OF $135 MILLION OF RENT AND MAY DEFER UP TO AN ADDITIONAL $15 MILLION OF RENT THROUGH 2010.  THERE CAN BE NO ASSURANCES THAT WE WILL HAVE THE NECESSARY FUNDING TO REPAY BY JULY 1, 2011, ALL AMOUNTS OF DEFERRED RENT AND INTEREST THEREON;

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

WE HAVE PRODUCED PROFITABLE OPERATIONS IN ONLY FOUR QUARTERLY REPORTING PERIODS SINCE WE BECAME A PUBLICLY OWNED COMPANY ON JANUARY 31, 2007.  ALTHOUGH OUR PLANS ARE INTENDED TO CREATE PROFITABLE OPERATIONS, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

RESULTS THAT DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY ALSO BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009, UNDER “RISK FACTORS” AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

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

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	Andrew J. Rebholz
November 8, 2010		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal
Financial Officer)

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