Form 10-K
period 2010-12-31
TRAVELCENTERS OF AMERICA LLC
filed 2011-02-18
CIK 1378453

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting shares of the registrant held by non-affiliates was $33.7 million based on the closing price per common share of $2.32 on the NYSE Amex on June 30, 2010. For purposes of this calculation, the aggregate of 1,258,287 common shares that were held by the directors and officers of the registrant as of June 30, 2010, have been included in the number of common shares held by affiliates.

          Number of the registrant's common shares outstanding as of February 14, 2011: 18,016,196.

          References in this Annual Report on Form 10-K, to "TA", "TravelCenters", the "Company", "we", "us" and "our" include TravelCenters of America LLC and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS ANNUAL REPORT THAT MAY NOT OCCUR INCLUDE:

  •
  OUR DESCRIPTION OF OUR AMENDED LEASES WITH HOSPITALITY PROPERTIES TRUST, OR HPT, DESCRIBES RENT REDUCTIONS AND DEFERRALS WHICH HAVE BEEN AGREED BETWEEN US AND HPT. AN IMPLICATION OF THESE DESCRIPTIONS MAY BE THAT WE WILL BE ABLE TO OPERATE PROFITABLY IN THE FUTURE. IN FACT, THERE ARE MANY FACTORS WHICH WILL IMPACT THE PROFITABILITY OF OUR FUTURE OPERATIONS IN ADDITION TO RENTS, INCLUDING SOME FACTORS WHICH ARE BEYOND OUR CONTROL, SUCH AS THE CONDITION OF THE U.S. ECONOMY GENERALLY, THE FUTURE DEMAND FOR OUR GOODS AND SERVICES AND COMPETITION IN OUR BUSINESS. WE HAVE REPORTED NET INCOME IN ONLY FOUR QUARTERLY REPORTING PERIODS SINCE WE BECAME A SEPARATE PUBLICLY OWNED COMPANY IN 2007 AND WE HAVE ACCUMULATED SIGNIFICANT LOSSES SINCE THAT TIME. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO PRODUCE FUTURE NET INCOME;

  •
  CERTAIN STATEMENTS MAY IMPLY THAT OUR EXPENSE CONTROLS AND OTHER INITIATIVES MAY CAUSE IMPROVED FINANCIAL RESULTS. IN FACT, CURRENT ECONOMIC CONDITIONS IN THE UNITED STATES MAY NOT IMPROVE AND MAY DECLINE FURTHER, FUTURE MARKET CONDITIONS IN THE TRUCKING INDUSTRY OR OTHERWISE MAY BE WORSE THAN WE NOW EXPECT AND OUR INITIATIVES MAY NOT BE SUCCESSFULLY SUSTAINED, EACH OR ALL OF WHICH CIRCUMSTANCES COULD RESULT IN OUR FINANCIAL RESULTS NOT IMPROVING OR OUR EXPERIENCING MATERIAL AND CONTINUING LOSSES;

  •
  THE SUCCESS OF OUR COST CONTROL INITIATIVES DEPENDS IN LARGE PART UPON OUR MANAGEMENT'S ABILITY TO MANAGE STAFFING AND OTHER COSTS TO MATCH OUR CHANGING LEVELS OF BUSINESS, BUT WE MAY BE UNABLE TO REDUCE STAFFING OR OTHER COSTS BELOW CERTAIN LEVELS AT OUR TRAVEL CENTERS, WHICH OPERATE 24 HOURS PER DAY, 365 DAYS PER YEAR;

  •
  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE AND LEGISLATION AND REGULATION REGARDING CLIMATE CHANGE, INCLUDING GREENHOUSE GAS EMISSIONS, AND OTHER ENVIRONMENTAL MATTERS MAY BE ADOPTED OR ADMINSTERED AND ENFORCED DIFFERENTLY IN THE FUTURE, WHICH COULD REQUIRE US TO EXPEND SIGNIFICANT AMOUNTS;

  •
  THIS ANNUAL REPORT STATES THAT OUR BUSINESS REQUIRES REGULAR SIGNIFICANT CAPITAL EXPENDITURES, SOME OF WHICH MAY BE FUNDED BY HPT IN RETURN FOR RENT INCREASES. THE AMOUNT AND TIMING OF CAPITAL

    EXPENDITURES ARE OFTEN DIFFICULT TO PROJECT. SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED. CURRENTLY UNANTICIPATED PROJECTS THAT ARE REQUIRED TO BE COMPLETED MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED. SOME CAPITAL PROJECTS TAKE MORE TIME THAN ANTICIPATED. AS A RESULT OF MARKET CONDITIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER AMOUNTS OF CAPITAL EXPENDITURES IN THE FUTURE. ALSO, HPT IS NOT REQUIRED TO FUND OUR CAPITAL EXPENDITURES AND IT MAY BE UNWILLING OR UNABLE TO DO SO;

  •
  THE STATEMENTS IN THIS ANNUAL REPORT THAT WE HAD $125.4 MILLION OF CASH AND CASH EQUIVALENTS AT DECEMBER 31, 2010, THAT WE GENERATED NET CASH FLOWS FROM OPERATING ACTIVITIES OF $28.3 MILLION DURING 2010, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR BANK CREDIT FACILITY AND THAT WE OWN UNENCUMBERED REAL ESTATE AND OTHER ASSETS THAT MAY BE ADDITIONAL SOURCES OF LIQUIDITY OVER TIME MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND CASH LIQUIDITY. IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH. AS OF DECEMBER 31, 2010, $62.4 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO SECURE LETTERS OF CREDIT FOR OUR SUPPLIERS AND TAXING AUTHORITIES, AND WE HAVE COLLATERALIZED THIS FACILITY WITH A PORTION OF OUR WORKING CAPITAL, INCLUDING A PORTION OF OUR CASH. IN ADDITION, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE. FURTHER, OUR BUSINESS REQUIRES US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

  •
  THIS ANNUAL REPORT STATES THAT OUR FUEL SALES VOLUME ON A SAME SITE BASIS AND IN TOTAL FOR 2010 INCREASED OVER 2009. THIS MAY IMPLY THAT ECONOMIC CONDITIONS IN THE U.S. GENERALLY AND THE TRUCKING AND TRAVEL CENTER INDUSTRIES IN PARTICULAR ARE IMPROVING AND THAT OUR RESULTS OF OPERATIONS AND CASH FLOWS FROM OPERATIONS WILL IMPROVE IN THE FUTURE. HOWEVER, THE POSITIVE TREND IN FUEL SALES VOLUMES WE EXPERIENCED MAY BE THE RESULT OF INCREASED MARKET SHARE AND NOT AN IMPROVING MARKET OR MAY NOT CONTINUE. ALSO, IMPROVEMENTS, IF ANY, IN THE U.S. ECONOMY OR IN THE TRUCKING OR TRAVEL CENTER INDUSTRIES MAY NOT CONTINUE, AND OUR FUEL SALES VOLUMES MAY NOT CONTINUE TO INCREASE OR BE SUSTAINED;

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

  •
  WE MAY NOT REALIZE OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, IN WHICH WE HAVE INVESTED ALONG WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES;

  •
  OUR PARTICIPATION IN AIC INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF INSURANCE COMPANIES. ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INVESTMENTS IN AIC MAY BE DELAYED OR MAY NOT OCCUR AND AIC MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT;

  •
  THIS ANNUAL REPORT STATES THAT THE PARTIES INVOLVED IN A DERIVATIVE LITIGATION HAVE AGREED TO SETTLE THAT LITIGATION. THIS SETTLEMENT IS SUBJECT TO COURT APPROVAL. LITIGATION AND A COURT APPROVAL PROCESS SOMETIMES PRODUCE UNEXPECTED RESULTS. WE CAN PROVIDE NO ASSURANCE THAT THE REQUIRED COURT APPROVAL WILL BE OBTAINED OR THAT THIS SETTLEMENT WILL BE CONCLUDED; AND

  •
  THIS ANNUAL REPORT STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH HPT, RMR AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND MAY PROVIDE US OPPORTUNITIES TO EXPAND OUR BUSINESS IN THE FUTURE. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM OUR RELATIONSHIPS WITH RMR AND HPT MAY NOT MATERIALIZE AND WE CAN PROVIDE NO ASSURANCE THAT WE WILL BENEFIT FROM THESE CONTINUING RELATIONSHIPS.

        THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS, ON US AND OUR FRANCHISEES AND TENANTS;

  •
  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX RATES AND SIMILAR MATTERS;

  •
  COMPETITION WITHIN THE TRAVEL CENTER INDUSTRY;

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

  •
  IF THE RECENT DIFFICULT U.S. ECONOMIC AND TRUCKING INDUSTRY CONDITIONS CONTINUE, WORSEN OR LAST FOR AN EXTENDED PERIOD, OUR CUSTOMERS MAY PURCHASE LESS OF OUR GOODS AND SERVICES AND WE MAY SUFFER LOSSES;

  •
  WE ARE CURRENTLY INVOLVED IN SEVERAL LITIGATION MATTERS IN ADDITION TO THE LITIGATION THAT IS DESCRIBED IN THIS ANNUAL REPORT AS SUBJECT TO COURT APPROVAL. DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN RESULT IN UNANTICIPATED RESULTS. LITIGATION IS USUALLY EXPENSIVE AND DISTRACTING TO MANAGEMENT. WE CAN PROVIDE NO ASSURANCE AS TO THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE INVOLVED;

  •
  ALTHOUGH WE BELIEVE THAT WE BENEFIT FROM OUR CONTINUING RELATIONSHIPS WITH HPT, RMR AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES, ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, HPT, RMR AND RELATED PERSONS AND ENTITIES MAY PRESENT A CONTRARY PERCEPTION OR RESULT IN LITIGATION; AND

  •
  AS A RESULT OF CERTAIN TRADING IN OUR SHARES DURING 2007, WE EXPERIENCED A CHANGE IN OWNERSHIP AS DEFINED BY SECTION 382 OF THE INTERNAL REVENUE CODE, OR THE CODE. CONSEQUENTLY, WE ARE UNABLE TO USE OUR NET OPERATING LOSS GENERATED IN 2007. IF WE EXPERIENCE ADDITIONAL CHANGES IN OWNERSHIP, AS DEFINED IN THE CODE, OUR NET OPERATING LOSSES GENERATED AFTER 2007 COULD ALSO BE SUBJECT TO LIMITATIONS ON USAGE.

        WE HAVE GENERATED NET INCOME IN ONLY FOUR QUARTERLY REPORTING PERIODS SINCE WE BECAME A PUBLICLY OWNED COMPANY ON JANUARY 31, 2007. ALTHOUGH OUR PLANS ARE INTENDED TO GENERATE NET INCOME, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

        RESULTS THAT DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY ALSO BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS AS DESCRIBED MORE FULLY UNDER "ITEM 1A. RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT.

        YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

TRAVELCENTERS OF AMERICA LLC
2010 FORM 10-K ANNUAL REPORT

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

        Internet Website.    Our internet website address is www.tatravelcenters.com. Copies of our governance guidelines, code of business conduct and ethics, our policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, TravelCenters of America, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our Independent Directors, individually or as a group, may do so by filling out a report on our website. Our board of directors also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our board can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

Business Overview

        We operate and franchise travel centers primarily along the U.S. interstate highway system. Our customers include trucking fleets and their drivers, independent truck drivers and motorists. As of December 31, 2010, our business included 228 travel centers located in 41 states in the U.S. and the province of Ontario, Canada. Our travel centers included 165 operated under the "TravelCenters of America" or "TA" brand names, including 143 that we operated and 22 that franchisees operated, and 63 that were operated under the "Petro" brand name, including 45 that we operated and 18 that franchisees operated.

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

        The U.S. travel center and truck stop industry in which we operate consists of travel centers, truck stops, diesel fuel outlets and similar properties. We believe that although the travel center and truck stop industry is highly fragmented generally, with in excess of 6,000 travel centers and truck stops in the U.S., the largest trucking fleets tend to purchase the majority of their over the road fuel from us or from our largest competitor.

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

  •
  we leased the 146 travel centers owned by HPT, which we refer to as the TA Lease;

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

  •
  HPT contributed cash to us so that the sum of our cash, receivables and inventory, net of trade payables and accrued liabilities, was about $212 million at the time of our spin off.

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

  •
  We agreed that for so long as we are a tenant of HPT we will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors under our leases with HPT; the sale of a material part of our assets or any such tenant or guarantor;

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

        Activities Since January 31, 2007.    Since we began operations on January 31, 2007, we have completed or started a number of business initiatives that we believe may improve our future financial performance, including:

  •
  We conducted a strategic review of all our predecessor's contractual arrangements to determine those that should be discontinued, amended or expanded. As examples, we terminated a contract under which a third party marketed hedged fuel sales contracts to trucking fleets that in turn purchased fuel at our TA locations in return for low pumping fee payments to us and we extended our agreement with Daimler Trucks North America, or Daimler, formerly Freightliner LLC, under which we provide certain authorized warranty services for Daimler truck owners, for an additional 10 years, to July 2019, and we expanded the scope of this Daimler agreement to include travel centers operated under the Petro brand.

  •
  On May 30, 2007, we acquired Petro Stopping Centers, L.P., or Petro, which operated or franchised 69 travel centers along the U.S. interstate highways. We refer to this transaction as our Petro Acquisition. Simultaneously with our Petro Acquisition, HPT acquired the real estate of 40 Petro centers and we leased these 40 locations from HPT, which we refer to as the Petro Lease. In addition to the leasehold for these 40 locations, the Petro assets we acquired included:

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

  •
  After the Petro Acquisition, we began the integration of Petro into our business. This integration involved renegotiating supply arrangements with suppliers and revising processes and procedures in order to implement best practices across all of our locations. While we maintain both the TA and Petro brands, we have consolidated our corporate office and various marketing and operational functions.

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

  •
  In May 2008 we and HPT amended the TA Lease. This lease amendment permitted us to receive funding from HPT, on an expedited basis and without an increase in rent, for qualified improvements that we have made to the travel centers leased from HPT under the TA Lease. As of September 30, 2010, we had received all of the $125 million tenant improvements allowance available under our lease from HPT without an increase in rent payments. Portions of this amount were discounted pursuant to the terms of the lease because we elected to receive those funds on an accelerated basis.

  •
  In August 2008 we entered a rent deferral agreement with HPT. Under the terms of the deferral agreement we had the option to defer our monthly rent payments to HPT by up to $5 million per month for periods beginning July 1, 2008 until December 31, 2010, and we were not obligated to pay cash interest on the deferred rent obligation through December 31, 2009. Any deferred rent obligation (and interest thereon) not previously paid was contractually due to HPT on July 1, 2011. In January 2011 we entered into an amendment to the rent deferral agreement with HPT, which extended the due date for the rent we had deferred to become due in two parts, with the first part due in December 2022 and the balance due in June 2024, and interest ceased to accrue on our deferred rent beginning on January 1, 2011, as further described below.

  •
  During 2009 and 2010, we invested $5.2 million in Affiliates Insurance Company, or AIC, concurrently with investments made in AIC by RMR and other companies to which RMR provides management services, including HPT. All of our Directors and nearly all the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC. RMR, in addition to being a shareholder, entered a management agreement with AIC pursuant to which RMR provides AIC certain management and administrative services. We and the other shareholders of AIC each currently own approximately 14.29% of AIC. We may invest additional amounts in the insurance company in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. In June 2010, we, and the other shareholders of AIC purchased property insurance pursuant to an insurance program designed and reinsured in part by AIC. Our first annual premium for this property insurance of $2.3 million was paid in June 2010. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

  •
  In January 2011, we and HPT entered an Amendment Agreement that amended the TA Lease, the Petro Lease and our rent deferral agreement with HPT. This agreement provided for the following:

  •
  The minimum annual rent payable by us to HPT under the TA Lease was reduced effective January 1, 2011, by approximately $30 million, so that the rent is reduced to $135.1 million per year until February 1, 2012, when it will increase to $140.1 million per year through the end of the lease term in December 2022.

  •
  The $5 million increase in annual minimum rent payable by us to HPT under the TA Lease that was scheduled to begin on February 1, 2011, was eliminated.

  •
  The minimum annual rent payable by us to HPT under the Petro Lease was reduced effective January 1, 2011, by approximately $12 million, so that the annual rent is reduced to $54.2 million through the end of the lease term in June 2024.

    •
    The due date for the $150 million of rent we had deferred as of December 31, 2010, was extended from July 1, 2011, so that $107.1 million will be due and payable on December 31, 2022, and the remaining $42.9 million will be due and payable on June 30, 2024, and interest ceased to accrue on our deferred rent obligation beginning on January 1, 2011; provided, however, that the deferred rent obligation shall be accelerated and interest shall begin to accrue thereon if certain events provided in the Amendment Agreement occur, including a change of control of us.

    •
    Subject to court approval of a settlement of the derivative action described in Item 3, "Legal Proceedings", HPT will waive payment of the first $2.5 million of percentage rent that may become due under the Petro Lease. Starting in 2012 under the TA Lease and 2013 under the Petro Lease, we are required to pay HPT additional rent equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased travel centers over base amounts. The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index. Litigation and a court approval process sometimes produce unexpected results. We can provide no assurance that the required court approval will be obtained or that this settlement will be concluded.

Our Growth Strategy

        Development and Acquisitions.    In 2007, in addition to the Petro Acquisition, we purchased three travel centers for an aggregate of $20.9 million and completed development of two travel centers for an aggregate of $35.6 million, including site acquisition costs.

        During the depressed economic and industry conditions in 2008 through 2010 we had a limited growth strategy, during which our only new site development and construction activities included one new travel center developed by a joint venture in which we are a minority partner, and which opened in 2009. We invested approximately $7.0 million in this joint venture during 2008 in connection with development activities. We own eight additional land parcels that we believe may be suitable to develop as travel centers; we estimate our total cost to develop these sites to be substantial. Given current industry and economic conditions we currently do not expect to undertake substantial new development activities in the near term. However, continued pressure from these conditions has caused some, and may cause further, financial distress on smaller travel center operators and may in the future present opportunities to acquire travel centers at attractive prices.

        Franchising.    As of December 31, 2010, 40 of our travel centers were operated by our franchisees, 18 as Petro Stopping Centers® and 22 as TravelCenters of America®. In 2007, we added one TravelCenters of America franchised location, in 2008 the franchise agreements covering two Petro branded franchised locations were terminated and in 2010 the franchise agreements covering five Petro branded franchised locations expired. In January 2011, a new TA branded franchisee site opened in Tennessee. We may expand our business through franchising.

        Existing Properties.    We believe we have opportunities to increase revenues and profits through continued investment in our existing properties, including parking lot expansions, construction of additional truck repair bays, restaurant remodeling and the installation of additional QSR offerings, among others.

Our Travel Center Locations

        At December 31, 2010, our travel centers consisted of:

  •
  175 travel centers leased from HPT and operated by us;

  •
  10 travel centers leased from HPT and subleased to and operated by our franchisees;

  •
  Nine travel centers we operate on sites we own;

  •
  Two travel centers that we operate on sites owned by parties other than HPT;

  •
  Two travel centers we operate for a joint venture in which we own a minority interest; and

  •
  Thirty travel centers that are operated by our franchisees on sites they own or lease from parties other than us (increased by one in January 2011 when a new franchisee site opened).

        Our travel centers include 165 that are operated under the TravelCenters of America or TA brand names and 64 that are operated under the Petro brand name. Our typical travel center includes:

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

        Product and Service Offering.    We offer many products and services to complement our diesel fuel business, including:

  •
  Gasoline. We sell branded and unbranded gasoline. As of December 31, 2010, we offered gasoline at 209 of our 228 travel centers. We did not offer gasoline at 19 of our travel centers.

  •
  Full Service Restaurants and QSRs. Most of our travel centers have both full service restaurants and QSRs that offer customers a wide variety of nationally recognized branded food choices. The substantial majority of our full service restaurants are operated under our Iron Skillet®, Country Pride®, Buckhorn Family Restaurants® and Fork in the Road® brands and offer menu table service and buffets. During 2010, we introduced our All You Can Eat menu at selected locations, as well as our Stay Fit With Flavor® campaign, offering six new menu items at under 600 calories. We also operate more than 20 different brands of QSRs, including Arby's®, Burger King®, Pizza Hut®, Popeye's Chicken & Biscuits®, Starbuck's Coffee®, Subway® and Taco Bell®. As of December 31, 2010, 208 of our travel centers included a full service restaurant, 137 of our travel centers offered at least one QSR, and there were a total of 265 QSRs in our 228 travel centers. We operate substantially all of these QSRs as a franchisee, and restaurants and QSRs in travel centers that we operate are staffed by our employees.

  •
  Truck Service. As of December 31, 2010, we had truck repair and maintenance facilities at all but nine of our travel centers. The typical repair and maintenance facility has between three and six service bays and a parts storage room and is staffed by our mechanics and service technicians. These shops generally operate 24 hours per day, 365 days per year, and offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes and tire repair to specialty services such as diagnostics and repair of air conditioning, air brakes and electrical systems. Some of our repair and maintenance services are guaranteed by our warranties. Most of our truck repair and maintenance facilities provide some warranty work on Daimler brand trucks through our participation in the Freightliner ServicePoint® and Western Star ServicePoint® programs, as described under the heading "Operations—Daimler Agreement" below.

  •
  Roadside Repair. RoadSquad® is a roadside truck service program that operates 24 hours per day, seven days per week and is comprised of a fleet of approximately 400 service trucks. Service trucks are centrally dispatched to assist customers with repairs when they are unable to bring their truck to our travel center due to a break down. This allows us to extend our truck services to customers who are unable to bring their truck to our facility.

  •
  Travel and Convenience Stores. At each of our travel centers we offer a travel and convenience store that offers merchandise to truck drivers, motorists, recreational vehicle operators and bus drivers and passengers. Our travel and convenience stores have a selection of over 4,000 items, including packaged food and snack items, beverages, non-prescription drug and beauty supplies, batteries, automobile accessories, and music and video products. Each location also has a "to go" bar offering fresh brewed coffee, hot dogs, prepared sandwiches, healthy offerings and other prepared foods. Our stores also sell items specifically designed for the truck driver's "on the road" lifestyle, including laundry supplies, clothing, truck accessories and a large selection of electronics.

  •
  Additional Driver Services. We believe that trucking fleets can improve the retention and recruitment of truck drivers by directing them to visit high quality, full service travel centers. We provide a consistently high level of service and amenities to professional truck drivers at all of our travel centers, making our travel centers an attractive choice for trucking fleets. Most of our travel centers provide truck drivers with access to specialized business services, including an information center where drivers can send and receive faxes, overnight mail and other communications and a banking desk where drivers can cash checks and receive funds transfers from fleet operators. Our typical travel center also offers wi-fi internet access and has a video game room, a laundry area with washers and dryers, private showers and areas designated for truck drivers only, including a theater or big screen television room with a video player and comfortable seating. Some of our travel centers offer casino gaming and some offer exercise facilities.

  •
  Marketing. We offer commercial truck and other customer loyalty programs, the principal program being the UltraOne ClubSM, that are similar to the frequent flyer programs offered by airlines. Drivers receive points for diesel fuel purchases and for spending on selected nonfuel products and services. These points can be redeemed for discounts on nonfuel products and services at our travel centers. We publish a magazine called RoadKingSM which includes articles and advertising of interest to professional truck drivers.

Operations

        Fuel.    We have numerous sources for our diesel fuel and gasoline supply, including nearly all of the major and large oil companies operating in the U.S. We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and generally are reset daily, and we sell fuel to our customers at prices that we establish daily. By establishing diesel fuel supply relationships with several alternate suppliers for most locations, we believe we are able to effectively create competition for our purchases among various diesel fuel suppliers. We also believe that purchasing arrangements with multiple diesel fuel suppliers may help us avoid product outages during times of diesel fuel supply disruptions. At some locations, however, there are very few suppliers for diesel fuel in that market and we may have only one supplier. We have single sources of supply for gasoline at each of our travel centers that offer branded gasoline; we generally purchase gasoline from multiple sources for our travel centers that offer unbranded gasoline.

        Generally our fuel purchases are delivered directly from suppliers' terminals to our travel centers. We do not contract to purchase substantial quantities of fuel to hold as inventory. We generally have less than three days of diesel fuel inventory at our travel centers. We are exposed to price increases and interruptions in supply. We believe our exposure to market price increases for diesel fuel is partially mitigated by the significant percentage of our total diesel fuel sales volume that is sold under pricing formulae that reset daily and are indexed to market prices. We do not engage in any fixed price fuel contracts with customers.

        Nonfuel products.    We have many sources for the large variety of nonfuel products that we sell. We have developed strategic relationships with several suppliers of key nonfuel products, including Daimler for truck parts, Bridgestone/Firestone Tire Sales Company for truck tires, McLane Company, Inc. for convenience store and tobacco products and ExxonMobil Oil Corporation for lubricants and oils. We believe that our relationships with these and our other suppliers are satisfactory. We maintain a distribution center near Nashville, Tennessee, with 85,000 square feet of space. Our distribution center distributes certain nonfuel and nonperishable products to our travel centers using a combination of contract carriers and our fleet of trucks and trailers.

        Daimler Agreement.    We are party to an agreement with Daimler that extends to July 2019 and under which we are authorized providers of warranty repairs to Daimler's customers. Daimler is a leading manufacturer of heavy trucks in North America under the Freightliner and Western Star brand names. All but one of our TA and Petro sites are or will be authorized providers of repair work and specified warranty repairs to Daimler's customers through the Freightliner ServicePoint® program and most of our Petro Sites are or will be authorized providers of similar services through the Western Star ServicePoint® program. Most of our TA and Petro truck maintenance and repair facilities are part of Freightliner's 24 hour customer assistance database for emergency and roadside repair referrals and we have access to Daimler's parts distribution, service and technical information systems. During 2008 this agreement was amended to include our Petro locations.

Our Leases With HPT

        We have two leases with HPT, the TA Lease for 145 travel centers, which became effective on January 31, 2007, and the Petro Lease for 40 Petro travel centers, which became effective on May 30, 2007. Two of our subsidiaries are the tenants under the leases, and we, and in the case of our TA Lease certain of our subsidiaries, guarantee the tenants' obligations under the leases. These leases have subsequently been amended, including most recently on January 31, 2011. The following are summaries of the material terms of these leases, as amended.

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

        Rent.    Under these leases we are required to pay the following rent amounts: (i) minimum amounts of rent to HPT as specified in the TA Lease and the Petro Lease, (ii) additional rent to HPT in connection with certain sales to HPT of qualifying improvements at sites leased from HPT, (iii) additional rent to HPT, beginning in 2012 for the TA Lease and in 2013 for the Petro Lease, based on percentages of increases in our gross revenues, and (iv) the underlying ground lease payments at those sites subleased to us by HPT that we pay directly to the party from whom HPT leases the site. For certain sites, HPT has exercised purchase options or otherwise acquired the leased properties that had previously been subleased to us and we now pay the related ground lease rents to HPT.

        The TA Lease requires us to pay minimum rent to HPT of $135.1 million per year for the period from January 1, 2011 through January 31, 2012, and $140.1 million per year for the period commencing February 1, 2012 and continuing through December 31, 2022. Starting in 2012, additional rent is calculated as follows: an amount equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at each leased travel center over the respective gross revenue amounts for the year 2011. The Petro Lease requires us to pay minimum annual rent to HPT of $54.2 million through June 30, 2024, and additional rent is calculated using the same formula as in the TA Lease, except that such payments start in 2013 and are calculated using the revenues of the 40 leased Petro travel centers in excess of revenues for the year 2012. The minimum rent payable under each of the TA Lease and the Petro Lease may increase if HPT funds or reimburses qualifying tenant improvements we make to the leased properties, as described below. Additional rent attributable to fuel revenues in each lease is subject to a maximum each year calculated by reference to changes in the consumer price index. As part of the amendment of the Petro Lease and subject to court approval of a settlement of the derivative action described in Item 3, "Legal Proceedings", HPT will waive payment of the first $2.5 million of percentage rent which becomes due under the Petro Lease.

        The following table sets forth the amounts of minimum lease payments required under our leases with HPT, as amended on January 31, 2011, in each of the years shown.

Year ending December 31,	TA and Petro Leases	Rent for Ground Leases Acquired by HPT	Total Minimum Lease Payments Due to HPT
2011	$189.3	$5.0	$194.3
2012	193.9	5.0	198.9
2013	194.3	4.9	199.2
2014	194.3	4.7	199.0
2015	194.3	4.5	198.8
2016 and thereafter	1,548.4	22.2	1,570.6

        Although the minimum lease payments under the TA Lease increased from 2007 through 2010 and are scheduled to increase in 2012, we are required, under generally accepted accounting principles, or GAAP, to recognize expense related to these payments in equal annual amounts for the term of the lease, or approximately $144.5 million per year.

        Rent Deferral Agreement.    On August 11, 2008, we entered a rent deferral agreement with HPT. Under the terms of the deferral agreement we deferred our rent payments to HPT by up to $5 million per month for each month in the period from July 1, 2008 until December 31, 2010, and we were not obligated to pay cash interest on the deferred rent obligation through December 31, 2009; however, pursuant to this agreement, we issued 1,540,000 of our common shares to HPT (which represented approximately 9.6% of our shares then outstanding after this new issuance). The rent that had been deferred and remained unpaid began to accrue interest payable in cash to HPT monthly in arrears at the rate of 1% per month, beginning January 1, 2010. All deferred rent obligation (and interest thereon) not previously paid was contractually due to HPT on July 1, 2011. The agreement prohibited share repurchases and dividends by us while any deferred rent obligation remained unpaid and provided that the deferred rent obligation would be accelerated if certain events provided in that agreement occurred, including a change of control of us, while the deferred rent obligation was unpaid. Through December 31, 2010, we had deferred $150 million of rent payable to HPT and we had incurred $14.1 million of interest on the deferred rent obligation during 2010. On January 31, 2011, we and HPT amended the rent deferral agreement. Under the terms of the amendment, the due date for the $150 million of rent we had deferred as of December 31, 2010, was extended from July 1, 2011, so that $107.1 million will be due and payable on December 31, 2022, and the remaining $42.9 million will be due and payable on June 30, 2024, and interest ceased to accrue on our deferred rent obligation beginning on January 1, 2011; provided, however, that the deferred rent obligation shall be accelerated and interest shall begin to accrue thereon if certain events provided in the Amendment Agreement occur, including a change of control of us.

        Improvements.    Under the TA Lease, we received funding from HPT for certain tenant improvements we made to properties owned by HPT with no increase in our rent payable to HPT. The amount of such funding was originally limited to $125 million with no more than $25 million of funding permitted in any one year; provided, however, that none of the $125 million of tenant improvements allowance was available to be drawn after December 31, 2015. On May 12, 2008, we and HPT amended the TA Lease. This lease amendment permitted us to request funding from HPT for qualified improvements to the travel centers leased from HPT under the TA Lease on an expedited basis. As of September 30, 2010, we had received from HPT all of the $125 million tenant improvements allowance available under the TA Lease without an increase in rent payments. Portions of this amount were discounted pursuant to the terms of the lease because we elected to receive those funds on an accelerated basis.

        Although they are legally owned by HPT, in accordance with the requirements of GAAP the assets related to the qualifying tenant improvements funded by HPT under the tenant improvements allowance remain on our balance sheet after the funding by HPT and are amortized over the lives of the assets or the remaining term of the lease, whichever is shorter, as depreciation and amortization expense.

        Maintenance and Alterations.    Except for HPT's commitment to fund the tenant improvements allowance as described above, we must maintain, at our expense, the leased travel centers, including maintenance of structural and non-structural components. The leases require us to submit an annual budget for capital expenditures at the leased travel centers to HPT for approval. In addition to tenant improvements funded under the $125 million tenant improvements allowance, we may request that HPT fund approved amounts for renovations, improvements and equipment at the leased travel centers, in return for minimum annual rent increases according to the following formula: the minimum rent per year will be increased by an amount equal to the amount funded by HPT multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. Through December 31, 2010, we have sold approximately $1.4 million of improvements to HPT pursuant to these agreements and our rents have increased by approximately $0.1 million per year. At the end of each lease we must surrender the leased travel centers in substantially the same condition as existed at the commencement of the lease subject to any permitted alterations and reasonable wear and tear.

        Assignment and Subletting.    HPT's consent is required for any direct or indirect assignment or sublease of any of the leased travel centers. We remain liable under the leases for subleased travel centers.

        Environmental Matters.    Generally, we have agreed to indemnify HPT from liabilities that may arise from any violation of any environmental law or regulation with respect to the leased travel centers.

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

        Non-Economic Properties.    If during a lease term the continued operation of any leased travel center becomes non-economic in our reasonable determination and we and HPT cannot agree on an alternative use for the property, we may offer that travel center for sale, including the sale of HPT's interest in the property, free and clear of our leasehold interests. No sale of a travel center leased from HPT, however, may be completed without HPT's consent. The net sale proceeds received will be paid to HPT and the annual minimum rent payable shall be reduced. In the case of the TA Lease, this reduction will be, at HPT's option, either the amount of such proceeds times 8.5% or the fair market rental for such property as of the commencement date of the lease; in the case of the Petro Lease, this reduction will be the amount of such proceeds times 8.5%. No more than a total of 15 properties subject to the TA Lease and no more than five properties subject to the Petro Lease may be offered for sale as non-economic properties during the applicable lease term. If HPT does not consent to the sale of the travel center, that property will no longer be part of the lease and the minimum rent will be reduced as if the sale had been completed.

        Arbitration.    Our leases with HPT also include arbitration provisions for the resolution of disputes, claims and controversies.

Relationships with Franchisees

        We have lease and franchise agreements with lessees and owners of travel centers. We collect rent and franchise, royalty and other fees under these agreements. As of December 31, 2010, 40 of our travel centers were operated by our franchisees. Ten of these travel centers are leased by us from HPT and subleased by us to a franchisee. Thirty of these travel centers are owned, or leased from others, by our franchisees. As of December 31, 2010, one franchisee operated four locations, two operated three locations each, one operated two locations, and 28 operated one location each. Branding and ownership of our franchised locations by state as of December 31, 2010, are generally described in the chart below:

	Brand Affiliation of Sites(1)			Ownership of Sites By:(1)
	TA	Petro	Total	HPT	Franchisee or Others
Alabama	1	1	2	1	1
Florida	2	—	2	2	—
Georgia	2	—	2	2	—
Illinois	—	2	2	—	2
Indiana	1	3	4	1	3
Iowa	1	—	1	—	1
Kansas	2	1	3	—	3
Minnesota	1	1	2	—	2
Missouri	2	2	4	—	4
North Carolina(2)	—	1	1	—	1
North Dakota	—	1	1	—	1
Ohio	2	1	3	—	3
Oregon	1	—	1	—	1
Pennsylvania	1	2	3	—	3
Tennessee(3)	3	—	3	2	1
Texas	2	—	2	2	—
Virginia	—	1	1	—	1
Wisconsin	1	2	3	—	3

Total	22	18	40	10	30

(1)
Includes only sites operated by our franchisees and excludes sites we operate.

(2)
During 2010, one of our franchisees converted from the TA brand to the Petro brand.

(3)
In January 2011, a TA branded franchisee owned site excluded from these counts opened in Tennessee.

Franchise Agreements

        Material provisions of our existing franchise agreements include the following:

        Initial Franchise Fee.    The initial franchise fee for a new franchise is $125,000.

        Term of Agreement.    The initial term of a franchise agreement is generally ten years for a TA franchise and 15 years for a Petro franchise. Our franchise agreements generally provide for two five year renewals on the terms then being offered to prospective franchisees at the time of the franchise renewal. As of December 31, 2010, our franchise agreements had an average remaining term excluding renewal options of three years and an average remaining term including renewal options of 12 years.

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

        Term of Agreement.    The subleases have an initial term of ten years and allow for two renewals of five years each. The current terms of these sublease agreements end between June and September 2012. The average remaining term of these agreements as of December 31, 2010, including all renewal periods, was 12 years.

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

        Although there are in excess of 6,000 travel centers and truck stops in the U.S., we believe that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at the travel centers and truck stops that are located at or near interstate highway exits and from us or our largest competitor, Pilot Flying J. On June 30, 2010, Pilot Travel Centers LLC and Flying J Inc., the then first and second largest companies in our industry based on fuel sales volumes, announced that they had completed a merger, effective July 1, 2010, and that the new company would be called Pilot Flying J. Based on the number of locations, Pilot Flying J is the largest company in our industry and we are the second largest. As a result of the Pilot Flying J combination, we may see increased competitive pressure that could negatively impact our sales volumes and profitability and could increase our operating or our selling, general and administrative expenses.

        We experience competition from other travel center and truck stop chains based primarily on diesel fuel prices. We also experience competition from travel center chains and independent full service travel centers that is based primarily on the quality, variety and pricing of nonfuel product and service offerings. Our truck repair and maintenance facilities compete with regional full service travel center and truck stop chains, full service independently owned and operated travel centers and truck stops, fleet maintenance terminals, independent garages, truck dealerships, truck quick lube facilities and other parts and service centers. We also compete with other full service restaurants, QSRs, mass merchandisers, electronics stores, drugstores and travel and convenience stores. Some truck fleets own their own fuel, repair and maintenance facilities; however, we believe the long term trend has been toward a reduction in these facilities in favor of obtaining fuel, repair and maintenance services from third parties like us.

        Most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies. The fuel card industry has only a few significant participants, including Comdata Network, Inc., or Comdata, the largest issuer of fuel cards, and Transportation Clearing House LLC, or TCH, a company affiliated with Pilot Flying J. We are unable to determine the extent of the effect that competition, or lack thereof, between Comdata and TCH in particular, may result in future increases in our transaction fee expenses or working capital requirements, or both.

        An additional source of competition in the future could result from commercialization of state owned interstate highway rest areas. Some state governments have historically requested that the federal government allow these rest areas to offer fuel and nonfuel products and services similar to that offered at a travel center and we understand that certain congressional leaders have recently begun to entertain the issue. If commercialized, these rest areas may increase the number of locations competing with us and these rest areas may have significant competitive advantages over existing travel centers, including ours, because they are generally located on restricted (i.e., toll) roads and provided dedicated ingress and egress.

        We believe we may be able to compete successfully for the following reasons:

  •
  Because we offer consistent, high quality products and services in our locations on a nationwide basis we may be able to attract fleet and independent professional truck drivers and motorists.

  •
  Many of our employees have substantial experience in operating our business.

  •
  As a publicly owned company with extensive relations with RMR we may have stronger capitalization and opportunities to raise capital than some of our competitors.

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

        From time to time we have received, and in the future likely will receive, notices of alleged violations of environmental laws or otherwise have become or will become aware of the need to undertake corrective actions to comply with environmental laws at our travel centers. Investigatory and remedial actions were, and regularly are, undertaken with respect to releases of hazardous substances at our travel centers. In some cases contributions were, and may be, received by us to partially offset environmental costs from insurers, from state funds established for environmental clean up associated with the sale of petroleum products or from indemnitors who agreed to fund certain environmental related costs at travel centers purchased from those indemnitors. To the extent we incur material amounts for environmental matters for which we do not receive insurance or other third party reimbursement or for which we have not previously recorded a reserve, our operating results may be materially adversely affected. In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed.

        At December 31, 2010, we had an accrued liability of $7 million for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, resulting in an estimated net amount of $1.4 million that we expect to need to fund from future cash flows. We do not have a reserve for unknown current or potential future environmental matters. Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments. We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations. We have insurance of up to $35 million for environmental liabilities at certain of our travel centers that were known at the time the policies were issued, and up to $60 million for unknown environmental liabilities, subject, in each case, to certain limitations and deductibles. However, as noted above, we can provide no assurance that:

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

        While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future. We cannot be certain that additional contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future. If we discover additional environmental problems, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel, could negatively impact our business. Further, legislation and regulations that limit carbon emissions may cause our energy costs at our travel centers to increase.

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

Employees

        As of December 31, 2010, we employed approximately 15,170 people on a full or part time basis. Of this total, approximately 14,620 were employees at our company operated sites, 490 performed managerial, operational or support services at our headquarters or elsewhere and 50 employees staffed our distribution center. Twenty-eight of our employees at two sites are represented by unions. We believe that our relationship with our employees is satisfactory.

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

        Since we began operations on January 31, 2007, our business has generally produced losses, with net income generated in only four quarters. Although some of our historical results were impacted by management transition, reorganization and other costs that we do not expect to continue, we believe our losses are also the result of the general decline of the U.S. and world economies over which we have no control. We can not provide any assurance that we will be able to operate profitably.

Our financial results are being affected by the current U.S. economic condition.

        The trucking industry is the primary customer for our goods and services. Freight and trucking demand in the U.S. generally reflect the amount of commercial activity in the U.S. economy. When the

U.S. economy slows, demand for our products and services slows. For example, declines in housing construction have led to less lumber and construction materials being shipped, and these reduced shipments have resulted in fewer customers and lower sales volumes at our travel centers. While the U.S. economy recently has shown recent signs of stabilizing and growing, recent economic activity is still below pre-recession levels and the strength and sustainability of any economic recovery is uncertain, including the risk that a possible "double dip" recession may occur. If the U.S. economy continues to operate as it has over the past few years, or if it worsens, our financial results may not improve and may decline, resulting in our experiencing continued losses from our operations or for our losses to increase.

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

        On June 30, 2010, two of our competitors, Pilot Travel Centers LLC and Flying J Inc., announced that they had completed a merger, effective July 1, 2010, and that the new company would be called Pilot Flying J. That merger combined the first and second largest competitors in our industry, based on diesel fuel sales volume. As a result of this combination, we may see increased competitive pressure that could negatively impact our sales volumes and profitability and could increase our level of operating and selling, general and administrative expenses. In addition, most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies. The fuel card industry has only a few significant participants, including Comdata, the largest issuer of fuel cards, and TCH, a company affiliated with Pilot Flying J. We are unable to determine the extent of the effect the combined Pilot Flying J may have on our financial position, results of operations, or competitive position, although we expect the combination may significantly alter the competitive conditions in the travel center industry. Further, we are unable to determine the extent of the effect that competition, or lack thereof, between Comdata and TCH in particular, may result in future increases in our transaction fee expenses or working capital requirements, or both. In December 2010, we entered a new contract with Comdata that we expect will increase our operating expenses and our working capital requirements.

Fuel price increases and fuel price volatility negatively affect our business.

        Fuel commodity prices and price volatility were very high during 2008, and while fuel commodity prices have abated somewhat from the historical high reached in July 2008, they remain at historically high levels, fuel commodity price volatility has continued and fuel commodity prices were generally higher throughout 2010 than they were during 2009. Also, recent political unrest in the Middle East region could result in significant price increases and volatility in world markets for oil and petroleum based commodities. High prices and the inability to project future prices have several adverse impacts upon our business. First, high fuel prices result in higher truck shipping costs. This causes shippers to consider alternative means for transporting freight, which reduces trucking business and, in turn, reduces our business. Second, high fuel prices cause our trucking customers to seek cost savings throughout their businesses. This has resulted in some customers instituting fuel conservation measures, such as lower maximum driving speeds and reduced truck engine idling reducing total fuel consumption. Also, some of our customers and potential customers appear to be concentrating their fuel business with some of our competitors who may offer lower prices than we offer. Third, higher fuel prices may result in less disposable income for our customers to purchase our nonfuel goods and services. Fourth, higher and more volatile fuel commodity prices increase the working capital needed to maintain our fuel inventories and receivables, and this increases our costs of doing business. If fuel commodity prices or fuel price volatility increase, our financial results may not improve and our losses may increase.

Our labor costs are difficult to control.

        During 2008 and 2009 we implemented labor cost savings initiatives in our salaried and hourly workforce in an effort to match the declines in our business volumes. These initiatives generally remained in effect in 2010. However, to maintain and manage our operations requires certain minimum staffing levels to operate our travel centers 24 hours per day, 365 days per year. We believe it will be increasingly difficult for us to make additional staff reductions without adversely affecting our business prospects. Also, certain opportunities for sales may be lost when labor is reduced. For these reasons, our labor costs are difficult to control and we may suffer losses.

Our properties require regular and expensive maintenance and capital investments.

        Our travel centers are open for business 24 hours per day, 365 days per year. Also, many of our locations were originally constructed more than 25 years ago. Because of the age of many of our properties, especially some of our TA sites, and because of the nature and intensity of our uses of these properties, our properties require regular and expensive maintenance and capital investments to remain functional and attractive to customers. When we commenced business we determined that some of our TA sites required significant capital investments and we obtained a commitment from HPT to invest $125 million in our leased TA sites as part of the HPT Transaction. After the HPT Transaction was completed, we determined to accelerate this investment and we raised additional capital, in part, to do so. In 2009 and 2010, because of the recessionary U.S. economy we determined to defer some of these capital expenditures. If our financial results do not improve or if we can not access capital necessary to maintain our properties, our business may decline and our losses may increase. Also, deferring certain capital expenditures in the near term may require us to make larger amounts of capital expenditures in the future.

Our operating margins are narrow.

        Our total operating revenues for the year ended December 31, 2010, were $6 billion, while the sum of our cost of goods sold (excluding depreciation) and site level operating expenses for the same period totaled $5.6 billion. Fuel sales in particular generate low gross margins. Our fuel sales for the year ended December 31, 2010, were $4.8 billion and our gross margin on fuel sales was $260 million, or approximately 5.4%. A small percentage decline in our future revenues or increase in our future expenses, especially revenues and expenses related to fuel, may cause us to continue to experience losses or our losses to increase.

An interruption in our fuel supplies would materially adversely affect our business.

        To mitigate the risks arising from fuel price volatility, we generally maintain limited fuel inventories. Accordingly, an interruption in our fuel supplies would materially adversely affect our business. Interruptions in fuel supplies may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, by weather related events, such as hurricanes in the areas where petroleum is extracted or refined, or by national or international conditions, such as government rationing, acts of terrorism, war and the like. Any limitation in available fuel supplies or on the fuel we can offer for sale may cause us to experience losses or our losses to increase.

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

        Our fuel purchases are our largest operating cost. In 2010 we purchased $4.5 billion of fuel. Historically, we have paid for our fuel purchases after delivery. In the past, as our fuel costs increased with the increase in commodity market prices, some of our fuel suppliers were unwilling to adjust the amounts of our available trade credit to accommodate the increased costs of the fuel volumes that we purchase; for example, a $10 million amount of trade credit will allow us to purchase 5 million gallons of fuel at $2.00 per gallon, but only 3.33 million gallons at $3.00 per gallon. Also, our financial results and business conditions in the U.S. financial markets generally have caused some fuel suppliers to request letters of credit or other forms of security for our purchases. Fuel commodity prices generally increased in 2009 and during the first quarter of 2010. Then, fuel commodity prices generally trended lower during the second and third quarters of 2010, but rose again during the fourth quarter of 2010. We cannot predict how high or low fuel prices may be in the future, and fuel commodity price volatility significantly impacts our working capital requirements. Further, in light of the recent and current economic, industry and global credit market conditions and our historical operating losses, the availability and terms of any credit we may be able to obtain are uncertain, which may limit the availability to us of alternative sources of financing. Although we maintain a credit facility permitting borrowings of up to $100 million, we typically utilize a large portion of that facility for issuances of letters of credit to our fuel suppliers to secure our fuel purchases and to taxing authorities (or bonding companies) for fuel taxes. Our credit facility expires in November 2012. Our inability to obtain any additional or replacement financing we may need on reasonable terms would adversely affect our ability to fund our business operations and may result in increased investment in our working capital. Any increased investment in working capital decreases our financial flexibility to use our capital for other business purposes or to fund our operations and may cause us to suffer losses.

Our customers may become unable to pay us when we extend credit.

        We sell some of our products on credit. Customers purchasing fuel or other goods on credit from us may default on their obligations to pay, or they may extend the payment period, for products sold to them on credit. In light of the difficult economic conditions that have existed recently in the United States generally and the trucking industry specifically, the risk that some of our customers may not pay us is greater at present than it has been historically. Also, to the extent that we are unable to collect receivables owed to us in a timely fashion, we may be required to increase amounts invested in our working capital, which could have a material adverse effect on our business, results of operations or financial condition.

Our storage and dispensing of petroleum products create the potential for environmental damages, and compliance with environmental laws is often expensive.

        Our business is subject to laws relating to the protection of the environment. The travel centers we operate include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damage. As a result, we regularly incur environmental clean up costs. Our balance sheet as of December 31, 2010, included an accrued liability of $7 million for environmental remediation and related costs. Because of the uncertainties associated with environmental expenditures, it is possible that future expenditures could be substantially higher than this amount. Environmental laws expose us to the possibility that we may become liable to reimburse the government or others for damages and costs they incur in connection with environmental hazards. We cannot predict what environmental legislation or regulations may be enacted or how existing laws or regulations will be administered or interpreted with respect to our products or activities in the future; more stringent laws, more vigorous enforcement policies or stricter interpretation of existing laws in the future could cause us to expend significant amounts or experience losses.

        Legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel, could negatively impact our business.

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

        Under the leases between us and HPT, we have agreed to indemnify HPT from environmental liabilities it may incur arising at any of our leased travel centers. Although we maintain insurance policies which cover our environmental liabilities, that coverage may not adequately cover liabilities we may incur. To the extent we incur material amounts for environmental matters for which we do not receive insurance or other third party reimbursement or for which we have not set aside a reserve in prior years, our operating results may be materially adversely affected. In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed. Also, to the extent we are or become obligated to fund any such liabilities, such funding obligation could materially adversely affect our liquidity and financial position.

Our franchisees may become unable to pay our rents, franchise royalties and other fees and we have limited control of our franchisees.

        Ten travel centers which we lease from HPT are subleased to franchisees. As of December 31, 2010, an additional 30 travel centers not owned by us or HPT are operated by franchisees. Because we have historically experienced losses, the rent, franchise royalties and other fees we receive from these franchisees may be significant to us. For the year ended December 31, 2010, the rent, franchise royalty and other fee revenue generated from these franchisee relationships was $13.5 million. We believe the difficult business conditions which have recently affected the locations which we operate, including the effects of current U.S. economic conditions and high and volatile fuel commodity prices, are also adversely affecting our franchisees and may make it difficult for our franchisees to pay the rent, franchise royalties and other fees due to us. In addition, our franchise agreements are subject to periodic renewal by us or the franchisee. Also, various laws and our existing franchise contracts limit the control we may exercise over our franchisees' business activities. A failure by our franchisees to pay rent, franchise royalties and other fees to us, or the termination or non-renewal of a significant number of our franchise agreements, may cause us to continue to experience losses or cause our losses to increase.

Difficult U.S. economic conditions may adversely affect suppliers and subtenants.

        Some of the products and services provided at our travel centers are obtained by us by way of a lease, license or supply agreement with third parties. Continued economic pressures may cause financial stress, performance issues and/or outright failure by one or more of these third parties and we may incur substantial costs or loss of business as a result. For example: one subtenant who operates a casino has been unable to pay rent of about $0.3 million monthly since 2009 and we have entered a work out arrangement with that subtenant; and a lessee that provided certain services to trucks parked in our lots and had historically paid us about $0.3 million monthly ceased operations in 2009, and in addition to the loss of lease income, we may experience costs to remove its equipment and repair our parking lots.

We may experience losses from our business dealings with AIC.

        We have invested approximately $5.2 million in AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and in purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. These beneficial financial results may not occur and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may be insufficiently capitalized. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved and we may experience losses from these dealings.

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

Privatization of toll roads or of rest areas may negatively affect our business.

        Some states have privatized their toll roads which are part of the interstate highway system. We believe it is likely that tolls will increase on privatized highways. In addition, some states may increase tolls for their own account. If tolls are introduced or increased on highways in the proximity of our locations, our business at those locations may decline because truckers may seek alternative routes. Similarly, some states have privatized or are considering privatizing their publicly owned highway rest areas. If publicly owned rest areas along highways are privatized and converted to travel centers in the proximity of our location, our business at those locations may decline and we may experience losses.

Our sales could be harmed if our suppliers, franchisors or licensors become associated with negative publicity.

        We sell branded gasoline at some of our travel centers and most of our travel centers have QSRs. If the companies or brands associated with these products and offerings become associated with negative publicity, our customers may avoid purchasing these products and offerings, including at our travel centers, and may avoid visiting our travel centers because of our association with the particular company or brand, which could harm our sales and results of operations.

We may have to expend significant amounts to comply with climate change and other environmental legislation and regulation; and the market reaction to such legislation and regulation and climate change concerns generally may require us to make significant capital or other expenditures and may adversely affect our business.

        Future climate change legislation and regulation, including those addressing greenhouse gas emissions, may require us to expend significant amounts. In addition, the market reaction to any such legislation or regulation or to climate change concerns generally may cause us to incur increased costs and capital expenditures. Increased costs incurred by our suppliers as a result of climate change or other environmental legislation or regulation may be passed on to us in the prices we pay for our fuel supplies. We may not be able to pass on those increased costs to our customers. Increased fuel costs resulting for these reasons would likely have similar effects on our business, operations and liquidity as discussed elsewhere regarding high fuel costs, including decreased demand for our fuel at our travel centers, increased working capital needs and decreased fuel gross margins. Further, legislation and regulations that limit carbon emissions may cause our energy costs at our travel centers to increase. Moreover, technological changes developed or changes in customer transportation or fueling preferences, including as a result of or in response to any such legislation, regulation or market reaction, may require us to make significant capital or other expenditures to adopt those technologies or to address those changed preferences and may decrease the demand for products and services sold at our travel centers.

We may be unable to utilize our net operating loss carry forwards.

        As a result of certain trading in our shares during 2007, we experienced a change in ownership, as defined by section 382 of the Internal Revenue Code, or the Code. Consequently, we are unable to use our net operating loss generated in 2007. If we experience additional changes in ownership, as defined in the Code, our net operating losses generated after 2007 could also be subject to limitations on usage.

We do not intend to pay cash dividends on our common shares in the foreseeable future.

        We have never declared or paid any cash dividends on our common shares, and we currently do not anticipate paying any cash dividends in the foreseeable future.

The price of our common shares has fluctuated, and a number of factors may cause our common share price to decline.

        The market price of our common shares has fluctuated and could fluctuate significantly in the future in response to various factors and events, including, but not limited to, the risks set out in this Annual Report, as well as:

  •
  the liquidity of the market for our common shares;

  •
  changes in our operating results;

  •
  changes in analysts' expectations; and

  •
  general economic and industry trends and conditions.

        In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may also cause the market price of our common shares to decline. Shareholders may be unable to resell our common shares at or above the price at which they purchased our shares.

Risks arising from certain relationships of ours

We are obligated to pay material amounts of rent to HPT.

        The terms of our leases with HPT require us to pay all of our operating costs and generally fixed amounts of rent. During periods of business decline, like the one we experienced during the recent recession, our revenues and gross margins may decrease but our rents due to HPT do not decline. A decline in our revenues or an increase in our expenses may make it difficult or impossible for us to meet all of our obligations and, if we default under our HPT leases, we may be unable to continue our business.

Our business is subject to possible conflicts of interest with HPT and RMR.

        Our creation was, and our continuing business is, subject to possible conflicts of interest, as follows:

  •
  Two of our Directors were trustees of HPT at the time we were created.

  •
  We have five Directors: one of whom, Barry M. Portnoy, also is a managing trustee of HPT, Chairman, the majority owner and an employee of RMR; one of whom, Arthur G. Koumantzelis, is a former trustee of HPT; and one of whom, Thomas M. O'Brien, is a former executive officer of HPT. Further, Mr. Portnoy and all of our Independent Directors are members of the boards of trustees or boards of directors of various companies to which RMR provides management services.

  •
  Mr. O'Brien, who serves as our President and Chief Executive Officer, and Andrew J. Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer are also officers of RMR.

  •
  We lease a large majority of our locations from HPT.

  •
  RMR provides us business management and shared services pursuant to our business management and shared services agreement with RMR, and RMR provides business and property management services to HPT.

  •
  In the event of conflicts between us and RMR, any affiliate of RMR or any publicly owned entity with which RMR has a relationship, including HPT, our business management and shared services agreement allows RMR to act on its own behalf and on behalf of HPT or such other entity rather than on our behalf.

  •
  RMR's simultaneous contractual obligations to us and HPT create actual and potential conflicts of interest, or the appearance of such conflicts.

        In connection with the agreement we entered as part of the HPT Transaction, we granted HPT a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center with another party, and we granted HPT and other entities to which RMR provides management services a right of first refusal to acquire or finance any real estate of the types in which they invest before we do, which could limit our ability to purchase or finance our properties or properties we may wish to invest in or acquire in the future. Also, under this agreement we agreed not to take any action that might reasonably be expected to have a material adverse impact on HPT's ability to qualify as a real estate investment trust, or REIT.

        We believe that our historical and ongoing business dealings with HPT and RMR have benefited us and that, despite the foregoing possible conflicts of interest, the transactions we have entered with HPT and RMR since the HPT Transaction have been commercially reasonable and not less favorable than otherwise available to us. Nonetheless, in the past, in particular following periods of financial distress or volatility in the market price of a company's securities, shareholder litigation, dissident director nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with directors and affiliated persons and entities. Our relationship with Mr. Portnoy and with other companies to which RMR provides management services may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources even if it is without merit. In fact, such litigation is currently pending; see Item 3, "Legal Proceedings".

Territorial restrictions placed on us by our leases with HPT and our franchise agreements with our franchisees could impair our ability to grow our business.

        Under our leases with HPT, without the consent of HPT, we generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which a travel center owned by HPT is located. Under the terms of our franchise agreements for TA travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the TravelCenters of America or TA brand in a specified territory for that TA branded franchise location. Under the terms of our franchise agreements for Petro travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the Petro brand in a specified territory for that Petro branded franchise location. As a result of these restrictions, we may be unable to develop, acquire or franchise a travel center in an area in which an additional travel center may be profitable, thereby losing an opportunity for future growth of our business.

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

Ownership limitations, anti-takeover and other provisions may prevent us from experiencing a change of control, our shareholders from effecting changes in our governance or related matters, and our shareholders from receiving a takeover premium.

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

  •
  qualifications to serve on our Board of Directors and a requirement that certain of our Directors be Managing Directors and Independent Directors;

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

  •
  the authority of our Board of Directors, and not our shareholders, to adopt, amend or repeal our bylaws; and

  •
  limitations on the ability of shareholders to cause a special meeting of shareholders to be held and a prohibition on shareholders acting by written consent unless the consent is a unanimous consent of all our shareholders entitled to vote on the matter;

  •
  because of our ownership of AIC, we are an insurance holding company under applicable state law; accordingly, anyone who intends to solicit proxies for a person to serve as one of our Directors or for another proposal of business not approved by our Board of Directors may be required to receive pre-clearance from the concerned insurance regulators;

  •
  a requirement that a shareholder who desires to nominate a person for election as Director or to propose other business not approved by our Board of Directors at a meeting of our shareholders that would cause a breach or default of any debt instrument or agreement or other material agreement of ours, to provide (i) evidence of the lender's or contracting party's willingness to waive the breach of covenant or default or (ii) a detailed plan for repayment of the applicable indebtedness or curing the contractual breach or default and satisfying any resulting damage, in each case, satisfactory to our Board of Directors; and

  •
  requirements that shareholders and Director nominees comply with regulatory requirements (including gambling and insurance licensing requirements) affecting us which could effectively limit share ownership.

        In addition, our leases with HPT, our business management and shared services agreement with RMR and our credit facility each provide that our rights and benefits under those agreements may be terminated in the event that anyone acquires more than 9.8% of our shares or we experience a change in control, as defined in those agreements, without the consent of HPT, RMR or the lenders under the credit facility, respectively, and that AIC and the other shareholders of AIC may have rights to acquire our interests in AIC if such an acquisition occurs or if we experience a change of control. In addition, our obligation to repay deferred rent then outstanding under our rent deferral arrangements with HPT may be accelerated if, among other things, a Director not nominated or appointed by the then members of our Board of Directors is elected to our Board of Directors or if our shareholders adopt a proposal (other than a precatory proposal) not recommended for adoption by the then members of our Board of Directors. For these reasons, among others, we may not experience a change of control, our shareholders may be unable to effect changes to our governance or related matters and our shareholders may be unable to realize a takeover premium for their shares.

Our rights and the rights of our shareholders to take action against our Directors, officers, HPT and RMR are limited.

        Our limited liability company agreement eliminates the personal liability of each of our Directors to us and our shareholders for monetary damages for breach of fiduciary duty as our Director, except for a breach of the Director's duty of loyalty to us or our shareholders as modified by our limited liability company agreement, for acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of law, or for any transaction from which the Director derived an improper personal benefit. Our limited liability company agreement also provides that our Directors and officers, HPT, RMR, and the respective directors and officers of HPT and RMR shall not be liable for monetary damages to us or our shareholders for losses sustained or liabilities incurred as a result of any act or omission by any of them unless there has been a final, nonappealable judgment entered by a court determining that such person or entity acted in bad faith or engaged in fraud, willful misconduct or, in the case of a criminal matter, acted with knowledge that his, her or its conduct was unlawful.

        Our limited liability company agreement also generally requires us to indemnify, to the fullest extent permitted by law, our present and former Directors and officers, HPT, RMR, and the respective directors and officers of HPT and RMR for losses they may occur arising from claims or actions in which any of them may be involved in connection with any act or omission by such person or entity in good faith on behalf of or with respect to us. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Directors and officers, HPT, RMR, and the respective directors and officers of HPT and RMR without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Directors and officers, HPT, RMR, and the respective directors and officers of HPT and RMR than might otherwise exist absent the provisions in our limited liability company agreement or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with HPT and RMR and shareholder litigation against us or our Directors and officers may be referred to arbitration proceedings.

        Our contracts with HPT and RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our LLC agreement and bylaws provide that actions by our shareholders against us or against our Directors and officers, including derivative cases and class actions, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against HPT, RMR or our directors and officers if the disputes were referred to arbitration. In addition, the ability to collect attorney's fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are leased and are located at 24601 Center Ridge Road, Suite 200, Westlake, Ohio 44145-5639. Our distribution center is a leased facility located at 1450 Gould Boulevard, LaVergne, Tennessee 37086-3535. We also conduct some home office business from RMR's premises at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458.

        As of December 31, 2010, our travel center business consisted of 228 travel centers, 185 of which are leased from HPT, nine of which we own, two of which are owned by parties other than HPT and leased to or managed by us, 30 of which are owned or leased by our franchisees and two travel centers that we operate for a joint venture in which we own a minority interest. We operated 188 of these travel centers and our franchisees operated 40 of these travel centers. We own eight parcels of land on which we may decide to build additional travel centers in the future.

        The table below summarizes by state information as of December 31, 2010, regarding branding and ownership of the travel centers we operate. Similar information for the travel centers our franchisees operate is included under the heading "Relationships with Franchisees" in Item 1 of this Annual Report on Form 10-K.

	Brand Affiliation of Sites(1)			Ownership of Sites by:(1)
	TA	Petro	Total	TA	HPT	Joint Venture	Others(2)
Alabama	2	2	4	1	3	—	—
Arizona	4	2	6	—	6	—	—
Arkansas	2	2	4	—	4	—	—
California	10	3	13	2	9	2	—
Colorado	3	—	3	—	3	—	—
Connecticut	3	—	3	—	3	—	—
Florida	4	1	5	—	5	—	—
Georgia	5	2	7	—	7	—	—
Idaho	1	—	1	—	1	—	—
Illinois	7	1	8	1	7	—	—
Indiana	5	1	6	—	6	—	—
Iowa	1	—	1	—	1	—	—
Kentucky	2	2	4	1	3	—	—
Louisiana	4	3	7	1	6	—	—
Maryland	3	—	3	—	3	—	—
Michigan	4	—	4	—	4	—	—
Minnesota	1	—	1	—	1	—	—
Mississippi	1	1	2	—	1	—	1
Missouri	4	1	5	—	5	—	—
Nebraska	2	1	3	—	3	—	—
Nevada	3	2	5	—	5	—	—
New Hampshire	1	—	1	—	1	—	—
New Jersey	3	1	4	—	4	—	—
New Mexico	5	1	6	—	6	—	—
New York	5	1	6	—	6	—	—
North Carolina	2	1	3	—	3	—	—
Ohio	10	4	14	—	14	—	—
Oklahoma	3	1	4	—	4	—	—
Oregon	2	1	3	—	3	—	—
Pennsylvania	8	1	9	—	9	—	—
South Carolina	3	—	3	—	2	—	1
Tennessee(3)	4	2	6	—	6	—	—
Texas	11	6	17	2	15	—	—
Utah	2	—	2	—	2	—	—
Virginia	4	—	4	—	4	—	—
Washington	1	1	2	—	2	—	—
West Virginia	2	—	2	—	2	—	—
Wisconsin	2	—	2	—	2	—	—
Wyoming	3	1	4	—	4	—	—
Ontario, Canada	1	—	1	1	—	—	—

Total	143	45	188	9	175	2	2

(1)
Includes only sites we operate and excludes sites operated by franchisees.

(2)
We lease these sites from, or manage these sites for, parties other than HPT.

(3)
One company operated site included herein was temporarily closed from May 2010 until February 2011 as a result of flooding.

Item 3.    Legal Proceedings

        On February 1, 2008, a purported holder of our shares, Alan R. Kahn filed a purported derivative action in the Delaware Court of Chancery on behalf of us against members of our Board of Directors, HPT and RMR. This action alleges that our Directors breached their fiduciary duties in connection with our acquisition in 2007 of Petro Stopping Centers, L.P., or the Petro Acquisition, and our entering into the Petro Lease, which we entered into with HPT in connection with that acquisition, and seeks an award of unspecified damages and other relief. This action also appears to allege that RMR and HPT aided and abetted our Directors. Under our limited liability company agreement and agreements with RMR and HPT, we are liable to indemnify our Directors, HPT and RMR for liabilities, costs and expenses incurred by them in connection with this litigation. On May 6, 2008, we moved to dismiss this complaint. On June 20, 2008, the plaintiff filed an amended complaint making additional allegations regarding the members of our Board of Directors and withdrawing his request for reformation of the Petro Lease. On July 2, 2008, we moved to dismiss the amended complaint. On October 30, 2008, Mr. Kahn's claims against RMR were voluntarily dismissed. On December 11, 2008, our motion to dismiss the amended complaint was denied and a previously imposed stay of discovery was lifted. On January 21, 2009, HPT sent a letter to the plaintiff demanding arbitration of his claims pursuant to the terms of the Petro Lease. On January 31, 2011, we and HPT entered into the Amendment Agreement, which amended our leases and rent deferral agreement with HPT. Counsel for Mr. Kahn participated in the negotiation of certain aspects of that agreement. In connection with those negotiations, the parties involved in the litigation agreed to settle the lawsuit. Specifically, in exchange for settling the litigation, HPT agreed to waive payment of the first $2.5 million of percentage rent that becomes due under the Petro Lease, which waiver is further described in Item 1, "Business". The settlement is subject to approval by the Delaware Court of Chancery. Litigation and a court approval process sometimes produce unexpected results. We can provide no assurance that the required court approval will be obtained or that this settlement will be concluded.

        In July 2008, Riverside County in the State of California filed litigation against us in the Superior Court of California for Riverside County, seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to management of underground storage tanks. In April 2009, the California Attorney General intervened in the action. The California Attorney General's complaint repeats many of the allegations made by Riverside County and adds allegations of past violations of state laws and regulations governing the management of hazardous wastes. The complaints by the Attorney General and the Riverside County District Attorney do not identify the amount of civil penalties sought. The Attorney General and the District Attorney recently filed a consolidated complaint in which they combined the allegations of their previous separate complaints into a single complaint. The consolidated complaint does not change the substance of the claims alleged against us. We disagree with these allegations and intend to defend these lawsuits.

        In May 2010, the California Attorney General filed a separate litigation against us in the Superior Court of California for Alameda County containing allegations of violations of underground storage tank laws and regulations at various facilities in Kern and Merced counties. On July 26, 2010, the California Attorney General voluntarily dismissed this litigation against us and, on September 2, 2010, refiled its complaint in the Superior Court of California for Merced County. The complaint does not identify the amount of civil penalties sought. We disagree with the Attorney General's allegations and intend to defend this lawsuit.

        Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in U.S. district courts in over 20 states. Major petroleum refineries and retailers have been named as defendants in one or more of these lawsuits. The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperature greater than 60 degrees Fahrenheit at the time of sale. One theory alleges that the plaintiffs purchased smaller amounts of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy. A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers. These "tax" cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays. We believe that there are substantial factual and legal defenses to the theories alleged in these so called "hot fuel" lawsuits. The "temperature" cases seek nonmonetary relief in the form of an order requiring the defendants to install temperature correcting equipment on their retail fuel pumps. They also seek monetary relief in the form of damages. The plaintiffs have not quantified the damages they seek. The "tax" cases also seek monetary relief. Plaintiffs have proposed a formula (which we dispute) to measure these damages as the difference between the amount of fuel excise taxes paid by defendants and the amount collected by defendants on motor fuel sales. Plaintiffs have taken the position in filings with the Court that under this approach, our damages for an eight-year period for one state would be approximately $10.7 million. We deny liability and disagree with the plaintiff's position. The cases have been consolidated in the U.S. District Court for the District of Kansas pursuant to multi-district litigation procedures. On Friday, May 28, 2010, the Court ruled that, with respect to two cases originally filed in U.S. District Court in the state of Kansas, it would grant plaintiffs' motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel), and that it would defer plaintiffs' motion to certify a class with respect to damages. A TA entity was named in one of those two Kansas cases, but the Court ruled that the named plaintiffs were not sufficient to represent a class as to TA, and as a result, there has been no class certified as to TA. The U.S, Court of Appeals for the Tenth Circuit has denied a request for interlocutory review of the Court's class certification decision, and the litigation in the Kansas cases is proceeding. The U.S. District Court for the District of Kansas has not issued a decision on class certification with respect to the remaining cases that have been consolidated in the multi-district litigation and discovery in those cases is ongoing. Because these various motions are pending, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits. However, the continued cost of litigating these cases could be significant.

        On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the U.S. District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant, which was allowed on March 25, 2010. The amended complaint also adds as defendants Ceridian Corporation, Pilot Travel Centers LLC and Love's Travel Stops & Country Stores, Inc. Comdata markets fuel cards which are used for payments by trucking companies to truck stops. The amended complaint alleges antitrust violations arising out of Comdata's contractual relationships with truck stops in connection with its fuel cards. The plaintiffs are seeking unspecified damages and injunctive relief. This case is in the discovery stage. We believe that there are substantial factual and legal defenses to the plaintiffs' claims against us, but that the costs to defend this case could be significant.

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

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Market information.    The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE Amex.

2010	High	Low
First Quarter	$5.92	$3.05
Second Quarter	$5.19	$2.16
Third Quarter	$3.75	$2.05
Fourth Quarter	$4.43	$2.79

2009	High	Low
First Quarter	$2.93	$1.57
Second Quarter	$2.85	$1.80
Third Quarter	$6.73	$1.80
Fourth Quarter	$8.75	$3.37

        The closing price of our common shares on NYSE Amex on February 14, 2011, was $11.67 per share.

        Holders.    As of February 14, 2011, there were approximately 1,200 shareholders of record of our common shares and we believe that there are approximately 21,500 beneficial owners of our common shares.

        Dividends.    We have never paid or declared any cash dividends on our common shares. At present, we intend to retain our future earnings, if any, to fund the operations and growth of our business. Our future decisions concerning the payment of dividends on our common shares will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors as our Board of Directors, in its discretion, may consider relevant, and the extent to which the declaration or payment of dividends may be limited by agreements we have entered or cause us to lose the benefits of certain of our agreements.

        Stock issuable under equity compensation plans.    The equity compensation plan information set forth in Item 12 of this Annual Report on Form 10-K is incorporated by reference herein.

        Recent sales of unregistered securities.    There were no sales of our unregistered securities by us during the fourth quarter of 2010.

Item 6.    Selected Financial Data

        From the time of our formation on October 10, 2006 to January 31, 2007, we had no operations, revenues, expenses, liabilities or assets except the nominal initial capitalization provided by HPT.

        TravelCenters of America, Inc. is considered to be our predecessor under applicable rules and regulations of the SEC. The HPT Transaction caused our assets, liabilities, financial position, results of operations and cash flows to be materially different than those of our predecessor. Among other things, these differences caused us to incur substantial expenses which were not incurred by our predecessor, for example, rent payments to HPT and costs associated with operating as a public company, while allowing us to avoid the interest and depreciation expenses our predecessor historically incurred. In addition, we completed the Petro Acquisition on May 30, 2007. For these and other reasons, the historical financial information of our predecessor is not indicative of our current or future financial position, results of operations or cash flows.

        The following table presents selected historical financial information of us or our predecessor for each of the last five fiscal years. The information set forth below with respect to fiscal years 2010 and 2009 was derived from, and should be read in conjunction with, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The information set forth below with respect to fiscal years 2008, 2007 and 2006 was derived from, and should be read in conjunction with, the audited consolidated financial statements included in our 2008 Annual Report on Form 10-K. The following information should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Company				Predecessor
				Eleven Months Ended December 31, 2007(1)	One Month Ended January 31, 2007(2)
	Years Ended December 31,
						Year Ended December 31, 2006
	2010	2009	2008
	(dollars and gallons in thousands)
Statement of Operations Data:
Revenues:
Fuel	$4,790,659	$3,588,682	$6,454,357	$4,778,293	$285,053	$3,905,128
Nonfuel	1,158,343	1,097,279	1,189,597	1,023,126	66,795	868,380
Rent and royalties from franchisees	13,479	13,859	14,425	12,056	834	10,006

Total revenues	5,962,481	4,699,820	7,658,379	5,813,475	352,682	4,783,514
Income (loss) from operations	(41,537)	(76,956)	(34,863)	(106,597)	(42,164)	95,542
Net income (loss)	(65,571)	(89,874)	(40,201)	(101,308)	(22,048)	31,033
Income (loss) per common share:
Basic	$(3.78)	$(5.38)	$(2.65)	$(8.65)	$(3.18)	$4.47
Diluted	$(3.78)	$(5.38)	$(2.65)	$(8.65)	$(3.18)	$4.09
Balance Sheet Data (end of period):
Total assets	$894,089	$885,360	$889,797	$1,263,321	$728,667	$995,592
Capitalized lease obligations(3)	98,464	101,248	103,700	105,859	—	—
Deferred rent obligation(4)	150,000	90,000	30,000	—	—	—
Long term debt (net of unamortized discount)	—	—	—	—	669,635	668,734
Redeemable equity	—	—	—	—	14,425	13,403
Other Operating Data:
Total fuel sold (in thousands of gallons)(5)	2,036,756	1,933,358	2,078,061	2,023,428	156,847	1,850,265
Number of sites (end of period):
Company operated travel centers	188	188	188	189	140	140
Franchisee operated travel centers	10	10	10	10	10	10
Franchisee owned and operated travel centers	30	35	35	37	13	13

Total travel centers	228	233	233	236	163	163

Notes to Selected Financial Data

(1)
Includes the operating results of Petro since the Petro Acquisition, which was completed on May 30, 2007.

(2)
Includes merger related expenses incurred in connection with the January 31, 2007, HPT Transaction.

(3)
Accounting for the HPT Transaction under GAAP required us to recognize in our consolidated balance sheet the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from HPT because more than a minor portion of those travel centers is subleased to third parties, and one travel center did not qualify for operating lease treatment for other reasons. A portion of the total rent payments to HPT is recognized as a reduction of the capitalized lease obligations and a portion is recognized as interest expense in our consolidated statement of operations.

(4)
Our rent deferral agreement with HPT permitted us to defer up to $5,000 per month of rent due to HPT from July 2008 through December 2010. At December 31, 2010, we had deferred a total of $150,000 of rent payments. Under the terms of the original agreement, all deferred rent obligation not previously paid (and related interest thereon) was contractually due no later than July 1, 2011. In January 2011, the deferral agreement was amended and, among other things, the payment date of the deferred rent obligation was revised such that $107,085 is due in December 2022 and $42,915 is due in June 2024. Accordingly, we have presented the deferred rent obligation as a long term liability.

(5)
Includes all fuel we sold, both at our retail travel centers sites and also on a wholesale basis including to certain of our franchisees, but excludes the fuel sold at travel centers operated by our franchisees.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollars in thousands)

        The following discussion should be read in conjunction with the financial statements included elsewhere in this Annual Report on Form 10-K.

        Our revenues and income are subject to potentially material changes as a result of the market prices of diesel fuel and gasoline, as well as the availability of these products. These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment. Over the past few years there has been significant volatility in the cost of fuel. During 2009, fuel commodity prices generally trended higher throughout the year after they reached a low for the year in March 2009. During 2010, although fuel commodity prices were generally higher each month than they were during the same month of 2009, fuel commodity prices generally declined from the preceding quarter during the second and third quarters of 2010, then rose again during the fourth quarter of 2010. Additionally, fuel commodity prices were less volatile in 2010 than in 2009. We expect that these significant changes in our costs for these products can largely be passed on to our customers, but often there are delays in passing on price changes that can affect our fuel gross margins. Although other factors have an effect, fuel gross margins per gallon tend to be lower during periods of rising fuel commodity prices and higher during periods of falling fuel commodity prices. Also, increased volatility in the crude oil and refined products markets can result in negative effects on our sales and profitability and increases in our working capital requirements. We expect that the crude oil and refined product markets will continue to be volatile for the foreseeable future.

        The trucking industry is the primary customer for our goods and services. Freight and trucking demand in the U.S. generally reflects the level of commercial activity in the U.S. economy. The condition of the U.S. economy generally, and the financial condition and activity of the trucking industry in the U.S. specifically, impacted our financial results during 2010 and we expect that they will continue to impact our financial results in future periods. Our fuel sales volumes and nonfuel revenues in 2010 both increased on a same site basis over the prior year; however, the level of fuel sales volume continues to be well below that experienced before the recession, and we experienced a net loss of $65,571 during 2010. Our operating results were significantly influenced by changes in our fuel gross margin that we experienced primarily because of changes in fuel commodity market costs as described above.

        During 2010, we experienced an increase in same site fuel sales volume of 6.0%, compared with 2009. We believe that this increase resulted from a combination of our marketing and customer service initiatives and increased trucking activity attributable to increased economic activity in the U.S. during 2010, compared to the prior year. The same site fuel sales volume increase continued the positive trend that began in the fourth quarter of 2009. The negative trend that had persisted since 2007 moderated during the first three quarters of 2009. The following table presents the quarterly changes in fuel sales volumes on a same site basis compared to the same quarter of the prior year.

Same Site Change in Fuel Sales Volume(1)	2010 compared to 2009	2009 compared to 2008	2008 compared to 2007
First quarter ended March 31	9.1%	(16.3)%	(12.9)%
Second quarter ended June 30	7.1%	(10.7)%	(16.3)%
Third quarter ended September 30	5.6%	(3.6)%	(17.2)%
Fourth quarter ended December 31	2.3%	2.4%	(13.8)%
Full year	6.0%	(7.4)%	(15.0)%

(1)
Includes travel centers that were continuously operated by us, by our predecessor (prior to January 31, 2007) or by the previous owner of the Petro sites (prior to the acquisition by us on May 30, 2007) during the periods presented.

        While the level of fuel sales volume increased during 2010 as compared to the same periods of the prior year, the increases appear to have moderated during the course of 2010 and the level of sales volume is still well below pre-recession levels. While the U.S. economy recently has shown signs of growing, recent economic activity is still below pre-recession levels and the strength and sustainability of any economic recovery is uncertain. If the U.S. economy continues to operate as it has over the past few years or if it worsens, our financial results may not improve and may decline, resulting in our experiencing losses from our operations.

        On June 30, 2010, two of our competitors, Pilot Travel Centers LLC and Flying J Inc., announced that they had completed a merger, effective July 1, 2010, and that the new company would be called Pilot Flying J. That merger combined the first and second largest competitors in our industry, based on estimated diesel fuel sales volume. As a result of this combination, we may see increased competitive pressure that could negatively impact our sales volumes and profitability and could increase our level of operating or selling, general and administrative expenses. In addition, most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies. The fuel card industry has only a few significant participants, including Comdata, the largest issuer of fuel cards, and Transportation Clearing House LLC, or TCH, a company affiliated with Pilot Flying J. In December 2010, we entered a new contract with Comdata that we expect will modestly increase our operating expenses and our working capital requirements. We are unable to determine the extent of the effect that competition, or lack thereof, between Comdata and TCH in particular, may result in future increases in our transaction fee expenses or working capital requirements, or both.

        On January 31, 2011, we and HPT entered an Amendment Agreement that amended the TA Lease, the Petro Lease and our rent deferral agreement with HPT. This agreement, which is further described under the headings "Liquidity and Capital Resources—Lease Amendments and Rent Deferral Agreement" and "Related Party Transactions" below, provided for the following:

  •
  The minimum annual rent payable by us to HPT under the TA Lease was reduced effective January 1, 2011, by approximately $29,983 to $135,139.

  •
  The $5,000 increase in annual minimum rent payable by us to HPT under the TA Lease that was scheduled to begin on February 1, 2011 was eliminated, but the rent due to HPT under the TA Lease will increase to $140,139 on February 1, 2012.

  •
  The minimum annual rent payable by us to HPT under the Petro Lease was reduced effective January 1, 2011, by approximately $12,017 to $54,160.

  •
  The due date for the $150,000 of rent we had deferred as of December 31, 2010, was extended from July 1, 2011, so that $107,085 will be due and payable on December 31, 2022, and the remaining $42,915 will be due and payable on June 30, 2024, and interest ceased to accrue on our deferred rent obligation beginning on January 1, 2011; provided, however, that the deferred rent obligation shall be accelerated and interest shall begin to accrue thereon if certain events provided in the Amendment Agreement occur, including a change of control of us.

  •
  Subject to court approval of the settlement of the derivative action described in Item 3, "Legal Proceedings," HPT will waive payment of the first $2,500 of percentage rent that may become due under the Petro Lease.

Summary of Travel Center Site Counts

        The changes in the number of our sites and in their method of operation (company operated, franchisee leased and operated or franchisee owned and operated) can be significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our business during the past two years:

	Company Operated Sites	Franchisee Operated Sites	Franchisee Owned and Operated Sites		Total Sites
Number of travel centers at December 31, 2008	188	10	35		233
2009 Activity:
New travel centers	1	—	—		1
Closed travel centers	(1)	—	—		(1)

Number of travel centers at December 31, 2009	188	10	35		233
2010 Activity:
New travel centers	—	—	—		—
Terminated franchised travel centers	—	—	(5)		(5)

Number of travel centers at December 31, 2010(1)	188	10	30	(2)	228

(1)
One company operated site included herein was temporarily closed from May 2010 until February 2011 as a result of flooding.

(2)
In January 2011, a TA branded franchisee site opened in Tennessee.

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

Results of Operations (dollars and gallons in thousands)

Year ended December 31, 2010 compared to December 31, 2009

        The following table presents changes in our operating results for the year ended December 31, 2010, as compared with the year ended December 31, 2009.

	Years Ended December 31,
				% Change
	2010	2009	Change
	(dollars in thousands)
Revenues:
Fuel	$4,790,659	$3,588,682	$1,201,977	33.5%
Nonfuel	1,158,343	1,097,279	61,064	5.6%
Rent and royalties from franchisees	13,479	13,859	(380)	(2.7)%

Total revenues	5,962,481	4,699,820	1,262,661	26.9%
Cost of goods sold (excluding depreciation)
Fuel	4,530,943	3,358,809	1,172,134	34.9%
Nonfuel	488,687	463,468	25,219	5.4%

Total cost of goods sold (excluding depreciation)	5,019,630	3,822,277	1,197,353	31.3%
Operating expenses:
Site level operating expenses	625,979	597,493	28,486	4.8%
Selling, general & administrative expense	80,562	78,642	1,920	2.4%
Real estate rent	234,228	234,304	(76)	0.0%
Depreciation and amortization expense	43,619	44,060	(441)	(1.0)%

Total operating expenses	984,388	954,499	29,889	3.1%

Loss from operations	(41,537)	(76,956)	35,419	(46.0)%
Income from equity investees	757	386	371	96.1%
Interest income	1,127	2,071	(944)	(45.6)%
Interest expense	(24,497)	(14,474)	(10,023)	69.2%

Loss before income taxes	(64,150)	(88,973)	24,823	(27.9)%
Provision for income taxes	1,421	901	520	57.7%

Net loss	$(65,571)	$(89,874)	$24,303	(27.0)%

  Same Site Results Comparisons

        As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis. For purposes of these comparisons, a travel center is included in the following same site comparisons only if it was continuously operated by us or a franchisee from January 1, 2009, through December 31, 2010. We did not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered. We excluded from the same site comparisons the two sites we operate for Petro Travel Plaza Holdings LLC, or PTP, because the related amounts are presented using the equity method of accounting and, therefore, the revenues and expenses are not included in the respective line items in our consolidated results of operations. One company operated site is currently excluded from this same site comparison because it was temporarily closed from May 2010 until February 2011 as a result of flooding.

	Year Ended December 31,
			$ Change	% Change
	2010	2009
	(gallons and dollars in thousands)
Number of company operated travel centers	185	185	—	—
Fuel sales volume (gallons)(1)	1,956,090	1,846,108	109,982	6.0%
Fuel gross margin(1)	$258,783	$226,871	$31,912	14.1%
Total nonfuel revenues(1)	$1,156,103	$1,087,475	$68,628	6.3%
Operating expenses(1), (2)	$622,862	$590,718	$32,144	5.4%
Number of franchisee operated travel centers	41	41	—	—
Rent and royalty revenues	$13,285	$12,862	$423	3.3%

(1)
Includes fuel sales volume, revenues and expenses of company operated travel centers only.

(2)
Excludes real estate rent expense.

        Revenues.    Revenues for 2010 were $5,962,481, which represented an increase from 2009 of $1,262,661, or 26.9%, that is primarily attributable to an increase in fuel revenue.

        Fuel revenues were 80.3% of total revenues during 2010, as compared to 76.4% during 2009. Fuel revenues in 2010 were $4,790,659, an increase of $1,201,977, or 33.5%, compared to 2009. This increase was principally the result of higher fuel commodity prices in the 2010 period and also resulted from increased fuel sales volume. The table below shows the changes in fuel revenues between periods that resulted from various price and volume changes:

	Gallons Sold	Fuel Revenues
	(gallons and dollars in thousands)
2009 Results	1,933,358	$3,588,682
Increase due to petroleum products price changes	—	958,787
Increase due to same site volume changes	109,982	258,658
Other changes, net	(6,584)	(15,468)

Net increase from prior year period	103,398	1,201,977

2010 Results	2,036,756	$4,790,659

        On a same site basis for our company operated sites, fuel sales volume increased by 109,982 gallons, or 6.0%, during 2010 compared to 2009. We believe the same site fuel sales volume increase resulted primarily from an increase in trucking activity resulting from increased economic activity in the U.S. during 2010, as evidenced by the increase in the shipments of durable goods, as well as the increase in imports into the U.S. that are transported by truck. In addition, we believe that we may have increased our market share of fuel sales as a result of our marketing and customer service initiatives.

        Nonfuel revenues were 19.4% of total revenues for 2010, as compared to 23.3% for 2009. Nonfuel revenues for 2010 were $1,158,343, an increase of $61,064, or 5.6%, as compared to 2009. The change between years is primarily related to an increase in unit sales at those sites we operated continuously during both periods, combined with price increases during 2010. On a same site basis for our company operated sites, nonfuel revenues increased by $68,628, or 6.3% during 2010, compared to the same period in 2009. We believe the same site nonfuel revenue increase reflects an increased number of customers in our travel centers as a result of the same factors affecting our fuel sales volumes.

        Rent and royalty revenues for 2010, were $13,479, a decrease of $380, or 2.7%, as compared to 2009. Rent and royalty revenues decreased as a result of the termination of four franchise sites in the first quarter of 2010, partially offset by higher royalties resulting from increased revenues generated at our continuing franchisee locations.

        Cost of goods sold (excluding depreciation).    Cost of goods sold for 2010 was $5,019,630, an increase of $1,197,353, or 31.3%, as compared to 2009 that was primarily attributable to increased fuel costs. Fuel cost of goods sold for 2010 was $4,530,943, an increase of $1,172,134, or 34.9%, as compared to 2009. This increase in fuel cost of goods sold primarily resulted from the increases in petroleum commodity prices, as well as fuel sales volumes increases as described above. Fuel cost of goods sold as a percentage of fuel revenue was 94.6% for 2010, compared to 93.6% for 2009.

        Nonfuel cost of goods sold for 2010 was $488,687, an increase of $25,219, or 5.4%, as compared to 2009. Nonfuel cost of goods sold increased due to the same site nonfuel sales increases noted above. Nonfuel cost of goods sold as a percentage of nonfuel revenue was 42.2% for 2010 and 2009.

        Site level operating expenses.    Site level operating expenses for 2010 were $625,979, an increase of $28,486, or 4.8%, as compared 2009. This increase in site level operating expenses was primarily attributable to labor and related costs that principally increased in support of increases in our fuel and nonfuel sales volumes but were also affected by higher employee healthcare insurance claims costs we experienced. Additionally, we increased our expenditures for maintenance at certain of our operating locations and we experienced increases in credit card transaction fees as a result of increased sales levels and higher fuel sales prices.

        On a same site basis for our company operated sites, site level operating expenses increased by $32,144, or 5.4%, in 2010, compared to 2009 primarily due to the increased level of sales and other items noted above. On a same site basis, site level operating expenses as a percentage of nonfuel revenues for 2010, was 53.9%, compared to 54.3% in 2009.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for 2010 were $80,562, an increase of $1,920, or 2.4%, as compared to the same period in 2009. This increase primarily resulted from increases in legal expenses and personnel costs.

        Real estate rent expense.    Rent expense for 2010 was $234,228, a decrease of $76 as compared to 2009. Under our real estate leases, we paid rent of $185,297 during 2010, of which $8,744 was recognized as interest expense and $2,784 was recognized as a reduction of our capitalized lease obligation. During 2010, we accrued $7,228 of noncash rent expense to recognize rent expense on a straight line basis over the terms of those leases that include rent escalation provisions and amortized $6,769 of our tenant improvements allowance as a reduction of rent expense. In addition, during 2010, we accrued $60,000 of rent expense that was not paid in cash pursuant to our rent deferral agreement with HPT.

        Depreciation and amortization expense.    Depreciation and amortization expense for 2010 was $43,619, a decrease of $441, or 1.0%, as compared to 2009. During 2009, we recorded a charge of $2,322 to write off intangible assets related to four franchise agreements that terminated in January 2010. The decrease related to this charge was offset by higher depreciation expense that resulted from our increased investment in depreciable assets.

        Interest income and expense.    Interest income and expense consisted of the following:

	Year Ended December 31,
	2010	2009	Change
	(dollars in thousands)
Accretion of leasehold improvements receivable	$248	$796	$(548)
Other interest income	879	1,275	(396)

Total interest income	$1,127	$2,071	$(944)

Rent expense classified as interest	$8,744	$9,076	$(332)
Interest on deferred rent obligation to HPT	14,100	—	14,100
Amortization of deferred financing costs	285	3,408	(3,123)
Other interest expense	1,368	1,990	(622)

Total interest expense	$24,497	$14,474	$10,023

        Income tax provision.    Our provisions for income taxes of $1,421 and $901 for the years ended December 31, 2010 and 2009, respectively, differed from the amounts of benefit expected to be calculated at the statutory rate primarily due to recognition of a valuation allowance related to our operating losses as a result of uncertainty regarding future taxable income. Additionally, our income tax provision represents certain minimum state income taxes and the recognition of deferred tax liabilities related to the tax amortization of indefinite lived intangible assets that cannot be used to reduce existing deferred tax assets.

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

        Our accounting policies require recording impairment losses on long lived assets to reduce the carrying value of certain assets to their fair value. This may occur under our policies in two types of circumstances: (1) when assets are used in operations and events and circumstances indicate that the assets might be impaired, we record impairments whenever the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets; and (2) when assets are to be disposed of and their carrying values exceed the estimated fair value of the asset less the estimated cost to sell the asset, we record an impairment charge. Estimated cash flows are based on historical results adjusted to reflect our estimate of future market and operating conditions. Our estimates of fair value are based on market participant assumptions, including industry trends, market rates and known transactions.

        We annually assess intangible assets with indefinite lives for impairment. We use a number of assumptions and methods in preparation of valuations underlying impairment tests, including estimates of future cash flows and discount rates. Applying significantly different assumptions or valuation methods could result in different results from these impairment tests.

        We have reserves for customer loyalty programs we offer to customers, similar to frequent flyer programs offered by airlines. Drivers enrolled in these programs earn points for certain fuel and nonfuel purchases that can be redeemed for discounts on future nonfuel products and services at our travel centers. In determining these reserves, we must estimate future expected point expirations. These estimates are based on historical point expiration patterns, adjusted for expected future changes.

        We are partially self insured with respect to general liability, workers' compensation, motor vehicle and group health benefits claims up to certain stop loss amounts. Provisions are established under these partial self insurance programs for both estimated losses on known claims and claims incurred but not reported, based on claims histories and using actuarial methods. The most significant risk of this methodology is its dependence on claims histories, which are not always indicative of future claims. To the extent an estimate is inaccurate, expenses and net income may be understated or overstated. At December 31, 2010 and 2009, our aggregate recorded liabilities related to these partial self insurance programs were $30,153 and $29,692, respectively, which we believe were adequate to cover both reported and incurred but not reported claims.

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

        As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for financial statement and tax purposes. These timing differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheet. We are required to record a valuation allowance to reduce deferred tax assets if we are not able to conclude that it is more likely than not these assets will be realized.

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

Liquidity and Capital Resources

        Our principal liquidity requirements are to meet our operating expenses, including rent, and to fund our capital expenditures and working capital requirements. Our sources of liquidity to meet these requirements are:

  •
  our cash balance;

  •
  our operating cash flow;

  •
  our credit facility; and

  •
  our ability to offer to sell to HPT, with an increase in our rent, tenant improvements we make to the sites we lease from HPT.

Additionally, the operating real estate and developable land that we own may be financed or sold as a source of additional liquidity over time.

        The primary risks we face with respect to our operating cash flow are:

  •
  the current depressed demand for our products and services as compared to the time prior to when the U.S. economy began to enter into recession in 2007;

  •
  decreased demand for our products and services we may experience as a result of competition, particularly competition from the recently combined Pilot Flying J;

  •
  the negative impacts of the volatility and high level of prices for petroleum products on our gross margins and working capital requirements; and

  •
  the difficult economic conditions in the U.S. and the trucking industry.

        A reduction in our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods. Also, most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies. The fuel card industry has only a few significant participants, including Comdata, the largest issuer of fuel cards, and TCH, a company affiliated with Pilot Flying J, the largest retailer of diesel fuel. Fuel card companies facilitate aggregation of payments to us, often faster than we might be able to achieve if we collected directly from our customers, and charge us fees for these services. Competition, or lack thereof, between Comdata and TCH in particular, may result in future increases in our transaction fee expenses or working capital requirements, or both. In December 2010, we entered a new contract with Comdata that we expect will increase our operating expenses and our working capital requirements. Also, a significant increase in the prices we must pay to obtain fuel or decrease in the amount of time we have to pay our trade creditors, or an increase in cash deposits required by our suppliers to secure our credit lines, may increase our working capital funding requirements materially. In addition, because of the recent and current economic, industry and global credit market conditions and our historical operating losses, credit may be expensive and difficult for us to obtain.

        During the year ended December 31, 2010, we incurred a net loss of $65,571, had cash inflows from operating activities of $28,305 and cash outflows from investing activities of $58,584. During 2010 our cash and cash equivalents balance decreased by $30,236 to $125,396. During 2010, we deferred $60,000 of rent payable to HPT pursuant to our rent deferral agreement, incurred interest of $14,100, payable in arrears, related to the deferred rent obligation balance ($12,650 of this interest was paid during 2010) and received $7,015 of funding from HPT under the terms of the tenant improvements allowance.

        Through December 31, 2010, we had deferred $150,000 of rent under our rent deferral agreement with HPT. Although we had a cash balance of $125,396 on December 31, 2010, our business requires substantial amounts of working capital, including cash liquidity. Also, our working capital requirements are especially large because of the level and volatility of fuel prices which has occurred in the past two years and which we expect will continue. Because of these circumstances, and for other reasons, we sought and obtained amendments to our leases and rent deferral agreement with HPT on January 31, 2011. The amendment to the leases and rent deferral agreement with HPT are further described below in "Lease Amendments and Rent Deferral Agreement". However, there can be no assurances that the modifications of the amendment to the leases and rent deferral agreement with HPT will be sufficient to allow us to generate future profits or positive cash flows.

Assets and Liabilities

        At December 31, 2010 and 2009, we had cash and cash equivalents of $125,396 and $155,632, respectively. Our total current assets at December 31, 2010, were $402,176, compared to $410,598 at December 31, 2009. Our total current liabilities were $237,009 at December 31, 2010, compared to $219,685 at December 31, 2010. Changes in accounts receivable, inventories, accounts payable and other current liabilities were primarily the result of higher volumes of fuel sold in December 2010 as compared to December 2009 as well as higher fuel prices in December 2010 as compared to December 2009.

Description of Our Credit Facility

        In November 2007 we entered a $100,000 revolving credit agreement, or credit facility, with a group of commercial banks. Under this credit facility, a maximum of $100,000 may be drawn, repaid and redrawn until maturity in November 2012. On July 8, 2008, we entered an amendment to the credit facility to add certain previously excluded receivables and inventory as qualified collateral. The maximum borrowing amount is subject to limits based on qualified collateral. The credit facility may be used for general business purposes, including the issuance of letters of credit. Generally, no principal payments are due until maturity in November 2012. Credit facility borrowings bear interest at LIBOR plus a spread that is currently 100 basis points, subject to adjustment based upon facility availability, utilization and other requirements. Certain of our cash accounts, accounts receivable and inventory collateralize the credit facility. Of our total cash balance at December 31, 2010, $51,545 was in these pledged cash accounts. Although the cash in the pledged cash accounts was not restricted as to withdrawal or usage, the withdrawal or usage of cash in these pledged accounts to an amount below $21,738 as of December 31, 2010, would have resulted in a reduction in the maximum amount available to us under the credit facility.

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

        At December 31, 2010 and 2009, there were no amounts outstanding under our revolving credit facility, but at December 31, 2010, we had outstanding $62,394 of letters of credit issued under this facility, securing certain purchases, insurance, fuel tax and other trade obligations. These letters of credit reduce the amount available for borrowing under our credit facility. We had $37,606 available for borrowings under our revolving credit facility at December 31, 2010.

Lease Amendments and Rent Deferral Agreement

        On August 11, 2008, we entered a rent deferral agreement with HPT. Under the terms of the deferral agreement we deferred our rent payments to HPT by $5,000 per month for each month in the period from July 1, 2008 until December 31, 2010, and we were not obligated to pay cash interest on the deferred rent obligation through December 31, 2009; however, pursuant to this agreement, we issued 1,540,000 of our common shares to HPT (which represented approximately 9.6% of our shares then outstanding after this new issuance). The rent that has been deferred and remains unpaid began to accrue interest payable in cash to HPT monthly at the rate of 1% per month, on January 1, 2010. No additional rent deferrals were permitted for rent periods after December 31, 2010. All deferred rent obligation (and interest thereon) not previously paid was contractually due to HPT on July 1, 2011. The agreement prohibited share repurchases and dividends by us while any deferred rent obligation remained unpaid and provided that the deferred rent obligation would be accelerated if certain events provided in that agreement occurred, including a change of control of us, while the deferred rent obligation was unpaid. Through December 31, 2010, we had deferred $150,000 of rent payable to HPT and we had incurred $14,100 of interest on the deferred rent obligation during 2010. In January 2011, we and HPT entered into an Amendment Agreement that amended the TA Lease, the Petro Lease and our rent deferral agreement with HPT. This agreement provided for the following:

  •
  The minimum annual rent payable by us to HPT under the TA Lease was reduced effective January 1, 2011, by approximately $29,983, so that the rent is reduced to $135,139 per year until February 1, 2012, when it will increase to $140,139 per year through the end of the lease term in December 2022.

  •
  The $5,000 increase in annual minimum rent payable by us to HPT under the TA Lease that was scheduled to begin on February 1, 2011, was eliminated.

  •
  The minimum annual rent payable by us to HPT under the Petro Lease was reduced effective January 1, 2011, by approximately $12,017, so that the annual rent is reduced to $54,160 through the end of the lease term in June 2024.

  •
  The due date for the $150,000 of rent we had deferred as of December 31, 2010, was extended from July 1, 2011, so that $107,085 will be due and payable on December 31, 2022, and the remaining $42,915 will be due and payable on June 30, 2024, and interest ceased to accrue on our deferred rent obligation beginning on January 1, 2011; provided, however, that the deferred rent obligation shall be accelerated and interest shall begin to accrue thereon if certain events provided in the Amendment Agreement occur, including a change of control of us.

  •
  Subject to court approval of a settlement of the derivative action described in Item 3, "Legal Proceedings", HPT will waive payment of the first $2,500 of percentage rent which becomes due under the Petro Lease. Starting in 2012 under the TA Lease and 2013 under the Petro Lease, we are required to pay HPT additional rent equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased travel centers over base amounts. The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index. Litigation and a court approval process sometimes produce unexpected results. We can provide no assurance that the required court approval will be obtained or that this settlement will be concluded.

Investment Activities

        Our business requires us to make regular significant capital expenditures to maintain our competitiveness. During the year ended December 31, 2010, we made cash investments of $59,561 in our business, primarily for sustaining capital expenditure projects. During 2010, we received funding of $7,015 from HPT for qualifying tenant improvements. As of September 30, 2010, we had received all of the $125,000 tenant improvements allowance from HPT without an increase in rent payments. Portions of this amount were discounted pursuant to the terms of the lease because we elected to receive those funds on an accelerated basis. We may request that HPT fund approved amounts for renovations, improvements and equipment at the leased travel centers, in addition to the $125,000 described above, in return for minimum annual rent increases, but HPT is not obligated to fund such amounts.

Off Balance Sheet Arrangements

        As part of the Petro Acquisition, we acquired a minority interest in a joint venture, PTP, that owns two travel centers that we operate. PTP had debt outstanding of approximately $19,287 as of December 31, 2010, that is secured by PTP's real property. We account for the investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt. Although, we are not liable for this debt, the carrying value of our investment in this joint venture could be adversely affected if PTP defaulted on this debt and PTP's property was used to satisfy this debt. We and our joint venture partner have each agreed to indemnify PTP's lender against liability from environmental matters related to PTP's sites.

Related Party Transactions

Governance Guidelines

        We have adopted written Governance Guidelines which address, among other things, the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Director or executive officer, any member of the immediate family of any Director or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board and our Board reviews, authorizes and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Directors, even if the disinterested Directors constitute less than a quorum. If there are no disinterested Directors, the transaction shall be reviewed, authorized and approved or ratified by both (1) the affirmative vote of a majority of our entire Board and (2) the affirmative vote of a majority of our Independent Directors. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board, or disinterested Directors or Independent Directors, as the case may be, shall act in accordance with any applicable provisions of our limited liability company agreement and bylaws, consider all of the relevant facts and circumstances, and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Directors or otherwise in accordance with our policies described above. In the case of any transaction with us in which any other employee of ours who is subject to our Code of Business Conduct and Ethics and who has a direct or indirect material interest in the transaction, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

Relationships with HPT and RMR

        We were created as a 100% owned subsidiary of HPT. On January 31, 2007, HPT purchased our predecessor for approximately $1,913,305. Simultaneously with this purchase, HPT restructured our predecessor's business as follows: (i) HPT retained the real estate of 146 of the 163 travel centers then operated or franchised by our predecessor and certain other assets; (ii) our predecessor's operating business and all its assets not retained by HPT, plus approximately $212,418 of net working capital, were contributed to us; (iii) we entered a long term lease with HPT for our predecessor's real estate retained by HPT, which we refer to as our TA Lease; and (iv) all of our shares were spun off to HPT's shareholders on January 31, 2007 and we became a separate public company. As part of the 2008 rent deferral agreement described below, HPT acquired, and as of December 31, 2010, HPT continued to own, 1,540,000 of our common shares, which represented approximately 8.5% of our outstanding common shares.

        One of our Independent Directors, Arthur Koumantzelis, was a trustee of HPT at the time we were created, and one of our Managing Directors, Barry Portnoy, was a trustee of HPT at the time we were created. Mr. Koumantzelis resigned and ceased to be a trustee of HPT shortly before he joined our Board. Mr. Portnoy remains a trustee of HPT. Mr. Portnoy's son, Mr. Adam Portnoy, is also a trustee of HPT, and his son-in-law is an executive officer of HPT. Thomas O'Brien, our other Managing Director and our President and Chief Executive Officer was a former executive officer of HPT.

        In addition to our spin off from HPT on January 31, 2007, we completed another transaction together with HPT in 2007. On May 30, 2007, we purchased Petro Stopping Centers, L.P. for $63,567 and HPT purchased Petro Stopping Centers Holdings, L.P. for approximately $655,000. Simultaneously with these purchases, we leased 40 Petro travel centers from HPT pursuant to our Petro Lease.

        We have two leases with HPT, the TA Lease and the Petro Lease, pursuant to which we currently lease 185 travel centers from HPT. Our TA Lease is for 145 travel centers that we operate under the "TravelCenters of America" or "TA" brand names. The TA Lease became effective on January 31, 2007. Our Petro Lease is for 40 travel centers that we operate under the "Petro" brand name. Our Petro Lease became effective on May 30, 2007. The TA Lease expires on December 31, 2022. The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each. Both the TA Lease and the Petro Lease are "triple net" leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, services to customers, insurance, real estate and personal property taxes, environmental related expenses and ground lease payments, if any. As amended by the Amendment Agreement that we entered into with HPT on January 31, 2011, and which is further described below, the TA Lease requires us to pay minimum rent to HPT of $135,139 per year for the period from January 1, 2011 through January 31, 2012, and $140,139 per year for the period commencing February 1, 2012 and continuing through December 31, 2022. The minimum rent payable by us to HPT under the TA Lease may increase if HPT funds or reimburses the cost in excess of $125,000 (see below) for certain improvements to the leased TA travel centers. As amended by the Amendment Agreement that we entered into with HPT on January 31, 2011, and which is further described below, the Petro Lease requires us to pay minimum rent to HPT of $54,160 per year through June 30, 2024, and may increase if HPT funds or reimburses the cost for certain improvements to the leased Petro travel centers. Starting in 2012 and 2013, respectively, the TA Lease and Petro Lease require us to pay HPT additional rent equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased travel centers over base amounts. The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index. As further discussed below, pursuant to, and subject to the conditions set forth in, the Amendment Agreement, HPT agreed to waive payment of the first $2,500 of percentage rent that may become due under our Petro Lease. We also are required to generally indemnify HPT for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers. The TA Lease and the Petro Lease also include arbitration provisions for the resolution of disputes, claims and controversies.

        HPT had agreed to provide up to $25,000 of tenant improvements allowance funding annually for the first five years of the TA Lease for certain improvements to the leased properties without an increase in our rent. This funding was cumulative, meaning if some portion of the $25,000 was not spent in one year it might have been drawn by us from HPT in subsequent years; provided, however, none of the $125,000 of the tenant improvements allowance was available to be drawn after December 31, 2015. All improvements funded under the tenant improvements allowance are owned by HPT. On May 12, 2008, we and HPT amended the TA Lease which permitted us to receive funding, without an increase in our rent, from HPT earlier than previously permitted for certain capital improvements to properties leased from HPT. As we elected to receive funding for these tenant improvements before the time contractually required by the original lease terms, HPT's tenant improvements allowance was discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease. We recorded the discounted amount of the remaining uncollected tenant improvements allowance in our balance sheet as a leasehold improvements receivable. During the years ended December 31, 2010 and 2009, we received funding of $7,015 and $8,466, respectively, from HPT for qualifying tenant improvements. As of September 30, 2010, we had received all of the $125,000 tenant improvements allowance from HPT without an increase in rent payments. Portions of this amount were discounted pursuant to the terms of the lease because we elected to receive those funds on an accelerated basis.

        Under both the TA Lease and the Petro Lease, we may request that HPT fund approved amounts for renovations, improvements and equipment at the leased travel centers, in addition to the $125,000 described above, in return for minimum annual rent increases according to a formula: the minimum rent per year will be increased by an amount equal to the amount funded by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. HPT is not required to fund these improvements. Since January 1, 2009, we have not sold any such leasehold improvements to HPT.

        At the time of our spin off from HPT, our acquisitions and transactions with HPT in connection with the Petro Lease and an equity offering completed by us in June 2007, we and HPT believed that we were adequately capitalized to meet all of our obligations, including those owed to HPT. However, since then there were material changes in the market conditions under which we operate. Specifically, the increase during the first half of 2008 in the price of diesel fuel which we buy and sell at our travel centers and the slowing of the U.S. economy during 2008 adversely affected our business and increased our working capital requirements. Although we undertook a restructuring of our business to adjust to these changed market conditions, our balance sheet flexibility and liquidity remained a concern to us because of the impact the then weakening economy and fuel price volatility might have on our working capital requirements. Accordingly, on August 11, 2008, we and HPT entered a rent deferral agreement. Under the terms of this deferral agreement we had the option to defer our monthly rent payments to HPT by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010. Also pursuant to the deferral agreement, we issued 1,540,000 of our common shares to HPT (approximately 9.6% of our shares then outstanding immediately after this new issuance). On January 1, 2010, interest on all unpaid deferred rent under the deferral agreement began accruing at a rate of 1% per month and was payable monthly in arrears by us to HPT. During 2010, we recognized interest expense of $14,100, on our deferred rent, and at December 31, 2010, we had interest payable to HPT of $1,450. No additional rent deferrals were permitted for rent periods after December 31, 2010. Any deferred rent (and interest thereon) not previously paid was contractually due to HPT on July 1, 2011. This deferral agreement also included a prohibition on share repurchases and dividends by us while any deferred rent remains unpaid and all deferred rent and interest thereon would become immediately due and payable by us to HPT if certain events provided in that agreement occurred, including a change of control of us. Also, in connection with this deferral agreement, we entered into a registration rights agreement with HPT, which provides HPT with certain rights to require us to conduct a registered public offering (underwritten or otherwise) with respect to our common shares issued to HPT pursuant to the deferral agreement, which rights continue through the date which is twelve months following the latest of the expiration of the terms of the TA Lease and the Petro Lease. As of December 31, 2010 and 2009, we had accrued an aggregate of $150,000 and $90,000, respectively, of deferred rent payable to HPT.

        On January 31, 2011, we and HPT entered an Amendment Agreement that amended the TA Lease, the Petro Lease and our rent deferral agreement with HPT. This agreement provided for the following:

  •
  The minimum annual rent payable by us to HPT under the TA Lease was reduced effective January 1, 2011, by approximately $29,983, so that the rent is reduced to $135,139 per year until February 1, 2012, when it will increase to $140,139 per year through the end of the lease term in December 2022.

  •
  The $5,000 increase in annual minimum rent payable by us to HPT under the TA Lease that was scheduled to begin on February 1, 2011, was eliminated.

  •
  The minimum annual rent payable by us to HPT under the Petro Lease was reduced effective January 1, 2011, by approximately $12,017, so that the annual rent is reduced to $54,160 through the end of the lease term in June 2024.

  •
  The due date for the $150,000 of rent we had deferred as of December 31, 2010, was extended from July 1, 2011, so that $107,085 will be due and payable on December 31, 2022, and the remaining $42,915 will be due and payable on June 30, 2024, and interest ceased to accrue on our deferred rent obligation beginning on January 1, 2011; provided, however, that the deferred rent obligation shall be accelerated and interest shall begin to accrue thereon if certain events provided in the Amendment Agreement occur, including a change of control of us.

  •
  Subject to court approval of a settlement of the derivative action described above in Item 3, "Legal Proceedings", HPT will waive payment of the first $2,500 of percentage rent that may become due under the Petro Lease, which percentage rent obligation is described above. Litigation and a court approval process sometimes produce unexpected results. We can provide no assurance that the required court approval will be obtained or that this settlement will be concluded.

        Both we and HPT are managed by RMR. Barry Portnoy is a Managing Trustee of HPT and a Managing Director of us; and there are other current and historical relationships between us and HPT. Mr. O'Brien, our other Managing Director and our President and Chief Executive Officer, is also an Executive Vice President of RMR. Accordingly, the terms of the 2008 rent deferral agreement and the recent 2011 Amendment Agreement were negotiated and approved by special committees of our Independent Directors and HPT's Independent Trustees, none of whom are directors or trustees of the other company, and each special committee was represented by separate counsel.

        U.S. generally accepted accounting principles provide for complex accounting treatment for our two leases with HPT, which has various effects on our financial statements. For a further description of our accounting for our leases with HPT, see our audited 2010 financial statements and the notes accompanying those financial statements, which are included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2010. During 2010, we paid cash rent of $175,512 and recognized rent expense of $244,201 under our leases with HPT. During 2009, we paid cash rent of $171,773 and recognized rent expense of $224,283 under our leases with HPT. At December 31, 2010 and 2009, our consolidated balance sheets included $14,279 and $13,946, respectively, for rent due to HPT in other current liabilities and $150,000 and $90,000, respectively, of deferred rent due to HPT, which reflects total rent we deferred under the deferral agreement as of those dates.

        At the time we became a separate publicly owned company as a result of the distribution of our shares to HPT's shareholders, we entered a management and shared services agreement, or a business management agreement, with RMR. RMR also provides management services to HPT. One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Mr. O'Brien, our other Managing Director and our President and Chief Executive Officer, is also an Executive Vice President of RMR. Mr. Rebholz, our Executive Vice President, Chief Financial Officer

and Treasurer, is a Senior Vice President of RMR. Mr. Portnoy's son, Mr. Adam Portnoy, is an owner of RMR and serves as President and Chief Executive Officer and as a Director of RMR and serves as a Managing Trustee of HPT. Additionally, Mr. Barry Portnoy's son-in-law is an officer of RMR and a Senior Vice President of HPT. Messrs. O'Brien and Rebholz devote a substantial majority of their business time to our affairs and the remainder to RMR's business, which is separate from our business. Because at least 80% of Messrs. O'Brien's and Rebholz's business time is devoted to services to us, 80% of Messrs. O'Brien's and Rebholz's total cash compensation (that is, the combined cash compensation paid by us and RMR, including base salary and cash bonus) was paid by us and the remainder was paid by RMR. We believe the compensation we paid to these officers reasonably reflected their division of business time; however, periodically, these individuals may divide their business time differently than they do currently and their compensation from us may become disproportionate to this division. RMR has approximately 650 employees and provides management services to other companies in addition to us and HPT, and an affiliate of RMR is a registered investment advisor which manages two mutual funds.

        Our Board has given our Compensation Committee, which is comprised of our Independent Directors, authority to act on our behalf with respect to our business management agreement with RMR. The charter of our Compensation Committee requires the Committee annually to review the business management agreement, evaluate RMR's performance under this agreement and renew, amend, terminate or allow to expire the business management agreement.

        Pursuant to the business management agreement, RMR assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal and tax matters, human resources, insurance programs, management information systems and the like. Under our business management agreement, we pay RMR an annual business management fee equal to 0.6% of the sum of our gross fuel margin (which is our fuel sales revenues less our cost of fuel sales) plus our total nonfuel revenues. The fee is payable monthly based on the prior month's margins and revenues. This fee totaled $8,508 and $7,957 for the years ended December 31, 2010 and 2009, respectively. Under our Compensation Committee's charter, the Committee must annually evaluate the expenses, costs and compensation paid by us under our business management agreement with RMR and approve any such expenses, costs and compensation required to be approved by us under that agreement. RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other companies managed by RMR and its affiliates, which amounts are subject to determination by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our pro rata share of RMR's costs of providing this internal audit function was approximately $211 for 2010 and 2009. These allocated costs are in addition to the business management fees we pay to RMR. We are also generally responsible for all of our expenses and certain expenses incurred by RMR on our behalf.

        The business management agreement automatically renews for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate the business management agreement upon 60 days prior written notice. RMR may also terminate the business management agreement upon five business days notice if we undergo a change of control, as defined in the business management agreement. In addition, either we or RMR may terminate the business management agreement for a violation of the agreement by the other party which remains uncured 30 days after notice of default or in the case of certain bankruptcy, insolvency or related matters regarding the other party. The current term for the business management agreement expires on December 31, 2011, and will be subject to automatic renewal unless earlier terminated.

        Under our business management agreement with RMR, we acknowledge that RMR provides management services to other businesses, including HPT. The fact that RMR has responsibilities to other entities, including our largest landlord, HPT, could create conflicts; and in the event of such conflicts between us and RMR, any affiliate of RMR or any publicly owned entity with which RMR has a relationship, including HPT, our business management agreement with RMR allows RMR to act on its own behalf and on behalf of HPT or such other entity rather than on our behalf. Under the business management agreement, RMR has agreed not to provide business management services to any other business or enterprise, other than HPT, competitive with our business. The business management agreement also includes arbitration provisions for the resolution of disputes, claims and controversies.

        Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms with such vendors and suppliers.

        As part of our annual restricted share grants under our share award plan, we typically grant restricted shares to certain employees of RMR who are not also Directors, officers or employees of ours. In 2010 and 2009, we granted a total of 62,750 and 57,450, respectively, restricted shares to such persons, which had an aggregate value of $223 and $246, respectively, based upon the closing price of our common shares on the NYSE Amex on the dates of grant. One fifth of those restricted shares vested on the grant date and one fifth vests on each of the next four anniversaries of the grant date. These share grants to RMR employees are in addition to the fees we paid to RMR.

        In connection with our spin off from HPT in 2007, we entered a transaction agreement with HPT and RMR, pursuant to which we granted HPT a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center to or with another party, and we granted HPT and any other company managed by RMR a right of first refusal to acquire or finance any real estate of the types in which they invest before we do. We also agreed under this agreement that for so long as we are a tenant of HPT we will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors under our leases with HPT; the sale of a material part of the assets of us or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of us or any such tenant or guarantor. Also, under this agreement we agreed not to take any action that might reasonably be expected to have a material adverse impact on HPT's ability to qualify as a REIT and to indemnify HPT for any liabilities it may incur relating to our assets and business. The transaction agreement includes arbitration provisions for the resolution of disputes, claims and controversies.

        Our Independent Directors also serve as directors or trustees of other public companies to which RMR provides management services. Mr. Portnoy serves as a managing director or managing trustee of those companies, including HPT. We understand that the other companies to which RMR provides management services also have certain other relationships with each other, including business and property management agreements and lease arrangements. In addition, officers of RMR serve as officers of those companies. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC.

        We, RMR, HPT and four other companies to which RMR provides management services each currently own approximately 14.29% of AIC, an Indiana insurance company. All of our Directors and nearly all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC. RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board and the affirmative vote of a majority of our Independent Directors. The shareholders agreement that we, the other shareholders of AIC and AIC are party to with respect to AIC includes arbitration provisions for the resolution of disputes, claims and controversies.

        As of December 31, 2010, we have invested $5,229 in AIC since its formation in November 2008. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. During 2010 and 2009, we recognized a loss of $1 and $134, respectively, related to our investment in AIC. In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. Our total premiums paid under this program in 2010 were approximately $2,308. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

        The foregoing descriptions of our agreements with HPT, RMR and AIC and various individuals and companies related to us and them are summaries and are qualified in their entirety by the terms of the agreements. A further description of the terms of certain of those agreements is included elsewhere in this Annual Report on Form 10-K. In addition, copies of certain of those agreements are filed with the SEC and may be obtained from the SEC's website at www.sec.gov.

        We believe that our agreements with HPT, RMR and AIC are on commercially reasonable terms. We also believe that our relationships with HPT, RMR, AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with advantages in operating and growing our business.

Relationship with PTP

        We own a 40% interest in PTP and operate the two travel centers PTP owns. The carrying value of our investment in PTP as of December 31, 2010 and 2009, was $17,540 and $17,744, respectively. At December 31, 2010 we had a net payable to PTP of $353. At December 31, 2009, we had a net receivable from PTP of $1,809. During the years ended December 31, 2010 and 2009, we recognized management and accounting fee income from PTP of $725 and $717, respectively, earned in connection with our operation of PTP's travel centers. In addition, we recognized income of $756 and $520 during the years ended December 31, 2010 and 2009, respectively, as our share of PTP's net income. In June 2010, we received a $960 distribution from PTP.

Summary of Contractual Obligations and Commitments

        At December 31, 2010, our primary outstanding trade commitments were $62,394 of letters of credit. The following table summarizes our obligations to make future payments under various agreements as of December 31, 2010:

	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Leases with HPT(1)	$2,560,885	$194,276	$398,135	$397,838	$1,570,636
Other operating leases	118,430	13,910	20,982	13,900	69,638
Letters of credit(2)	62,394	—	62,394	—	—
Other long term liabilities(3)	29,453	15,106	9,782	3,179	1,386

Total contractual obligations	$2,771,162	$223,292	$491,293	$414,917	$1,641,660

(1)
The amounts shown for lease payments to HPT include payments due to HPT both for the sites we account for as operating leases and for the sites we account for as capitalized lease obligations and also include amounts of rent, for which payment was deferred under our rent deferral agreement with HPT. At December 31, 2010, the total amount of rent to HPT that had been deferred was $150,000. The deferred rent obligation balance is due and payable in installments of $107,085 in December 2022 and $42,915 in June 2024. Cash interest is not payable on the deferred rent obligation balance unless we default on certain covenants.

(2)
At December 31, 2010, there were $62,394 of letters of credit issued under our credit facility. We will be obligated to make cash deposits, or possibly provide some other form of collateral, to secure these letters of credit at the maturity of our credit facility in November 2012, in the absence of a renewal or replacement of that credit facility.

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

Seasonality

        Assuming little variation in fuel commodity prices, our revenues are usually lowest in the first quarter of the year when movement of freight by professional truck drivers and motorist travel are at their lowest levels of the year. Assuming little variation in fuel commodity prices, our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because the beginning of the fourth quarter is often positively impacted by increased movement of freight in preparation for various national holidays, but that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers toward the end of the year. While our revenues are modestly seasonal, the quarterly variations in our operating income may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.

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

        From time to time we have received, and in the future likely will receive, notices of alleged violations of environmental laws or otherwise have become or will become aware of the need to undertake corrective actions to comply with environmental laws at our travel centers. Investigatory and remedial actions were, and regularly are, undertaken with respect to releases of hazardous substances at our travel centers. In some cases contributions were, and may be, received by us to partially offset environmental costs from insurers, from state funds established for environmental clean up associated with the sale of petroleum products or from indemnitors who agreed to fund certain environmental related costs at travel centers purchased from those indemnitors. To the extent we incur material amounts for environmental matters for which we do not receive insurance or other third party reimbursement or for which we have not previously recorded a reserve, our operating results may be materially adversely affected. In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed.

        At December 31, 2010, we had an accrued liability of $6,970 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, resulting in an estimated net amount of $1,445 that we expect to need to fund from future cash flows. We do not have a reserve for unknown current or potential future environmental matters. Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments. We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.

        We have insurance of up to $35 million for environmental liabilities at certain of our travel centers that were known at the time the policies were issued, and up to $60 million for unknown environmental liabilities, subject, in each case, to certain limitations and deductibles. However, as noted above, we can provide no assurance that:

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

        While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future. We cannot be certain that additional contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future. If we discover additional environmental problems, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel, could negatively impact our business. Further, legislation and regulations that limit carbon emissions may cause our energy costs at our travel centers to increase.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We have a line of credit that is secured by some of our cash accounts, accounts receivable and inventory. We borrow under this credit facility in U.S. dollars and those borrowings require us to pay interest at floating interest rates. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates. A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results. For example, if the $100,000 stated maximum amount was drawn under our credit facility and interest rates decreased or increased by 1% per annum, our interest expense would decrease or increase by $1,000 per year, or $0.06 per share, based on currently outstanding common shares. If interest rates were to change gradually over time, the impact would occur over time. As of December 31, 2010, no borrowings were outstanding under this credit facility, but we had issued $62,394 of letters of credit under this facility. Our exposure to fluctuations in interest rates may increase in the future if we incur debt.

        We are exposed to risks arising from market price changes for fuel. These risks have historically resulted from changes in supply and demand for fuel and from market speculation about future supply and demand for fuel. Some supply changes may arise from local conditions, such as a malfunction in a particular pipeline or at a particular terminal. However, most of the supply risks arise from national or international conditions, such as weather related shutdowns of oil drilling or refining capacities, political instability in oil producing regions of the world or terrorism. Risks may also arise from changes in the demand for and the price of fuel, particularly those changes from increases and decreases in economic activities. Because petroleum products are traded in commodity markets, material changes in demand for and the price of fuel worldwide and financial speculation in these commodities markets may have a material effect upon the prices we have to pay for fuel and may also impact our customers' demand for fuel and other products. Almost all of these risks are beyond our control. Nevertheless, we attempt to mitigate our exposure to fuel commodity price market risks in three ways. First, whenever possible, we attempt to maintain supply contracts for diesel fuel with several different suppliers for each of our travel centers; if one supplier has a local problem we may be able to obtain fuel supplies from other suppliers. Second, we maintain modest fuel inventories, generally less than three days of fuel sales. Modest inventories may mitigate the risk that we are required by competitive or contract conditions to sell fuel for less than its cost in the event of rapid price changes; however, the low fuel inventory could exacerbate our fuel supply risks. Third, we sell a majority of our diesel fuel at prices determined by reference to a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to maintain our margin per gallon despite changes in the price we pay for fuel.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2010, our internal control over financial reporting is effective.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information.    We may grant options and common shares from time to time to our officers, Directors, employees and other individuals who render services to us, subject to vesting requirements, under our Amended and Restated TravelCenters of America 2007 Equity Compensation Plan, or the Plan. An aggregate of 3,000,000 of our common shares were reserved to be issued under the Plan. In 2010 we issued 750,350 common shares to our Directors, officers, employees and others who provide services to us. The terms of grants made under the Plan are determined by our Board of Directors or the Compensation Committee of our Board of Directors at the time of the grant. The following table is as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	None	667,470
Equity compensation plans not approved by security holders	None	None	None

Total	None	None	667,470

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  a)
  Index to Financial Statements

        The following consolidated financial statements of TravelCenters of America LLC are included on the pages indicated:

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)
Exhibits

2.1	Agreement and Plan of Merger, dated as of September 15, 2006, by and among TravelCenters of America, Inc., Hospitality Properties Trust, HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P. (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of January 30, 2007, by and among TravelCenters of America, Inc., Hospitality Properties Trust, HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P. (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed on February 2, 2007)
2.3	Purchase Agreement, dated as of May 30, 2007, by and among TravelCenters of America LLC, Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P. and the partners of Petro Stopping Centers, L.P. and of Petro Stopping Centers Holdings, L.P. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on June 4, 2007)
3.1	Certificate of Formation of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)
3.2	Composite Copy of Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 19, 2010)
3.3	Amended and Restated Bylaws of TravelCenters of America LLC, as amended and restated on January 25, 2010 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on January 28, 2010)
4.1	Form of share certificate (Incorporated by reference to Exhibit 4.1 to our Annual Report o n Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)
10.1	Transaction Agreement, dated as of January 29, 2007, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)
10.2	Lease Agreement, dated as of January 31, 2007, by and among HPT TA Properties Trust and HPT TA Properties LLC, as Landlord, and TA Leasing LLC, as Tenant (Incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)
10.3	Guaranty Agreement, dated as of January 31, 2007, made by TravelCenters of America LLC, TravelCenters of America Holding Company LLC and TA Operating LLC, as Guarantors, for the benefit of HPT TA Properties Trust and HPT TA Properties LLC, as Landlord, under the Lease Agreement, dated as of January 31, 2007, by and among such Landlord and TA Leasing LLC (Incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)
10.4	Lease Agreement, dated as of May 30, 2007, by and among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and TA Operating LLC (as successor to Petro Stopping Centers, L.P.), as Tenant (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 4, 2007)
10.5	Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, under the Lease Agreement, dated as of May 30, 2007, by and among such Landlord and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 4, 2007)

10.6	Freightliner Express Operating Agreement, dated as of July 21, 1999, by and among Freightliner Corporation, TA Operating Corporation, and TA Franchise Systems, Inc. (Incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)
10.7	Amendment No. 1 to Operating Agreement, dated as of November 9, 2000, by and among Freightliner LLC, TA Operating Corporation, and TA Franchise Systems Inc. (Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)
10.8	Amendment No. 2 to Operating Agreement, dated as of April 15, 2003, by and among Freightliner LLC, TA Operating Corporation, and TA Franchise Systems, Inc. (Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)
10.9	Amendment No. 3 to Operating Agreement, dated as of July 26, 2006 by and among Freightliner LLC, TA Operating Corporation, and TA Franchise Systems, Inc. (Incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)
10.10	Loan and Security Agreement, dated as of November 19, 2007, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wachovia Capital Finance Corporation (Central), as Agent, the entities from time to time parties thereto as Lenders, Wachovia Capital Markets, LLC as Sole Lead Arranger, Manager and Bookrunner and National City Business Credit, Inc. as Syndication Agent (Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)
10.11*	Form of Restricted Share Agreement under the 2007 Equity Compensation Plan of TravelCenters of America LLC (for restricted share grants under the plan prior to October 24, 2008) (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated November 30, 2007)
10.12*	Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 26, 2009)
10.13*	Form of Restricted Share Agreement under the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (for restricted shares granted under the plan on and after October 24, 2008) (Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)
10.14	Amendment No. 1 to Loan and Security Agreement, dated as of June 30, 2008, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, Petro Stopping Centers, L.P., as borrowers, each of the guarantors under the agreement, the parties to the agreement from time to time as lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 11, 2008)
10.15	Deferral Agreement, dated as of August 11, 2008, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2008, filed on August 11, 2008)

10.16	Registration Rights Agreement, dated August 11, 2008, between TravelCenters of America LLC and Hospitality Properties Trust (Incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2008, filed on August 11, 2008)
10.17	Amendment No. 4 to Operating Agreement, dated as of August 12, 2008, by and between Daimler Trucks North America LLC, F/K/A Freightliner Corporation and Freightliner LLC, TA Operating LLC (successor by conversion to TA Operating Corp.), TA Franchise Systems LLC (successor by conversion to TA Franchise Systems, Inc.) and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 15, 2008)
10.18	First Amendment to Lease Agreement, dated as of March 17, 2008, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2008, filed on November 10, 2008)
10.19	First Amendment to Lease Agreement, dated as of May 12, 2008, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 14, 2008)
10.20	Amended and Restated Shareholders Agreement, dated December 16, 2009, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, HRPT Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC and Government Properties Income Trust (Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)
10.21	Current Compensation Plan for Directors (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 19, 2010)
10.22	Amended and Restated Business Management and Shared Services Agreement, dated as of January 25, 2010, by and between TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 28, 2010)
10.23	Amendment Agreement, dated as of January 31, 2011, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 1, 2011)
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21.1	Subsidiaries of TravelCenters of America LLC (Incorporated by reference to Exhibit 21.1 of our Quarterly Report on Form 10-Q filed on May 10, 2010)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

*
Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TravelCenters of America LLC

        We have audited the accompanying consolidated balance sheets of TravelCenters of America LLC ("the Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TravelCenters of America LLC at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 18, 2011

TravelCenters of America LLC

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$125,396	$155,632
Accounts receivable (less allowance for doubtful accounts of $2,023 and $2,901 as of December 31, 2010 and 2009, respectively)	82,374	71,870
Inventories	139,810	129,185
Leasehold improvements receivable	—	6,768
Other current assets	54,596	47,143

Total current assets	402,176	410,598
Property and equipment, net	438,649	417,458
Intangible assets, net	25,749	28,885
Other noncurrent assets	27,515	28,419

Total assets	$894,089	$885,360

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$110,228	$97,701
Other current liabilities	126,781	121,984

Total current liabilities	237,009	219,685
Commitments and contingencies (Note 17)
Capitalized lease obligations	98,464	101,248
Deferred rental allowance	74,453	81,222
Deferred rent obligation (Note 10)	150,000	90,000
Other noncurrent liabilities	82,858	78,452

Total liabilities	642,784	570,607
Shareholders' equity:
Common shares, no par value, 18,683,666 shares authorized at December 31, 2010 and 2009; 18,016,196 and 17,269,646 shares issued and outstanding at December 31, 2010 and 2009, respectively	547,066	545,321
Accumulated other comprehensive income	1,193	815
Accumulated deficit	(296,954)	(231,383)

Total shareholders' equity	251,305	314,753

Total liabilities and shareholders' equity	$894,089	$885,360

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009
Revenues:
Fuel	$4,790,659	$3,588,682
Nonfuel	1,158,343	1,097,279
Rent and royalties from franchisees	13,479	13,859

Total revenues	5,962,481	4,699,820
Cost of goods sold (excluding depreciation):
Fuel	4,530,943	3,358,809
Nonfuel	488,687	463,468

Total cost of goods sold (excluding depreciation)	5,019,630	3,822,277
Operating expenses:
Site level operating	625,979	597,493
Selling, general & administrative	80,562	78,642
Real estate rent	234,228	234,304
Depreciation and amortization	43,619	44,060

Total operating expenses	984,388	954,499

Loss from operations	(41,537)	(76,956)
Income from equity investees	757	386
Interest income	1,127	2,071
Interest expense	(24,497)	(14,474)

Loss before income taxes	(64,150)	(88,973)
Provision for income taxes	1,421	901

Net loss	$(65,571)	$(89,874)

Net loss per common share:
Basic and diluted	$(3.78)	$(5.38)

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(65,571)	$(89,874)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash rent expense	60,459	63,658
Share based compensation expense	1,745	1,445
Depreciation and amortization	43,619	44,060
Income from equity investees	(757)	(386)
Amortization of deferred financing costs	285	3,408
Deferred income tax provision	741	—
Provision for doubtful accounts	(183)	(122)
Changes in operating assets and liabilities:
Accounts receivable	(10,250)	(9,806)
Inventories	(10,589)	(147)
Other assets	(7,551)	11,240
Accounts payable and other liabilities	8,463	19,413
Cash received for tenant improvements	7,015	8,466
Other, net	879	1,353

Net cash provided by operating activities	28,305	52,708

Cash flows from investing activities:
Investment in equity investee	(76)	(5,134)
Proceeds from asset sales	17	175
Distribution from equity investee	960	—
Capital expenditures	(59,485)	(37,685)

Net cash used in investing activities	(58,584)	(42,644)

Net cash provided by financing activities	—	—

Effect of exchange rate changes on cash	43	52

Net (decrease)/increase in cash	(30,236)	10,116
Cash and cash equivalents at the beginning of the period	155,632	145,516

Cash and cash equivalents at the end of the period	$125,396	$155,632

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest)	$22,671	$10,921
Income taxes paid (net of refunds)	859	586

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Number of Common Shares	Common Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
December 31, 2008	16,631,545	$543,931	$(95)	$(141,509)	$402,327
Grants under share award plan and share based compensation	638,101	1,445	—	—	1,445
Share issuance fees	—	(55)	—	—	(55)
Net loss	—	—	—	(89,874)	(89,874)
Foreign currency translation adjustment, net of tax of $321	—	—	910	—	910

Comprehensive loss	—	—	—	—	(88,964)

December 31, 2009	17,269,646	545,321	815	(231,383)	314,753
Grants under share award plan and share based compensation	746,550	1,745	—	—	1,745
Net loss	—	—	—	(65,571)	(65,571)
Foreign currency translation adjustment, net of tax of $132	—	—	378	—	378

Comprehensive loss	—	—	—	—	(65,193)

December 31, 2010	18,016,196	$547,066	$1,193	$(296,954)	$251,305

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

        At December 31, 2010, our geographically diverse business included 228 travel centers in 41 U.S. states and in Canada. As of December 31, 2010, we operated 188 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 40 of these travel centers including 10 travel centers which our franchisees sublease from us and 30 travel centers which our franchisees own or lease from other parties.

        Our travel centers typically include over 23 acres of land and provide our customers with diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel and convenience stores and other driver amenities. We also collect rents and franchise royalties from our franchisees.

        We were formed as a Delaware limited liability company on October 10, 2006. Our initial nominal capitalization was provided by Hospitality Properties Trust, or HPT, on our formation date. We were a wholly owned, indirect subsidiary of HPT, and we conducted no business activities until January 31, 2007.

        On January 31, 2007, HPT acquired TravelCenters of America, Inc., our predecessor, through a merger of one of its subsidiaries with TravelCenters of America, Inc. HPT then restructured the business of our predecessor and distributed our then outstanding shares to its shareholders in a spin off transaction. The principal effects of the restructuring were that (i) our predecessor became our 100% owned subsidiary, (ii) subsidiaries of HPT became owners of the real estate at substantially all of the travel centers and certain other assets previously owned by our predecessor as of January 31, 2007, (iii) we entered a lease for that real estate and those other assets, which we refer to as the TA Lease, and (iv) all of the outstanding indebtedness of our predecessor was repaid in full. Herein we refer to this series of transactions as the HPT Transaction. We retained the balance of the assets previously owned by our predecessor and continue their operation.

        On May 30, 2007, we acquired Petro Stopping Centers, L.P., or Petro, from Petro Stopping Centers Holdings, L.P., or Petro Holdings. Also on May 30, 2007, HPT acquired Petro Holdings, which owned the real estate of 40 Petro travel centers. Simultaneously with HPT's acquisition of this real estate, we leased these 40 travel centers from HPT. We refer to this lease as the Petro Lease. Herein we refer to our acquisition of Petro as the Petro Acquisition.

2. Summary of Significant Accounting Policies

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

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Revenue Recognition.    We recognize sales revenues and related costs at the time of delivery of motor fuel to customers at either the terminal or the customer's facility for wholesale fuel sales and at the time of final sale to consumers at our company operated travel centers for retail fuel and nonfuel sales. We record the estimated cost to us of the redemption by customers of our loyalty program points as a discount against gross sales in determining net sales presented in our consolidated statement of operations.

        For those travel centers that we sublease to a franchisee, we recognize rent revenue based on the amount of rent payment due for each period. These leases specify rent increases each year based on inflation rates for the respective periods or capital improvements we make at the travel center. Because the rent increases related to these factors are contingent upon future events, we recognize the related rent revenue when such events have occurred.

        We collect and recognize franchise royalty revenues monthly as earned. We determine royalty revenues as a percentage of the franchisees' revenues. We recognize initial franchise fee revenues when the franchisee opens for business under our brand name, which is when we have fulfilled all of our initial obligations under the related agreements. We did not recognize any initial franchise fees in revenue in 2010 or 2009.

        Motor Fuel and Sales Taxes.    We collect certain motor fuel and sales taxes from consumers and remit those taxes to the appropriate governmental agency. We exclude these collections and payments from the accompanying consolidated statements of operations.

        Earnings Per Share.    We calculate basic earnings per common share by dividing net income or loss (and income from continuing operations, cumulative effect of a change in accounting, extraordinary items and/or discontinued operations, if applicable) by the weighted average number of common shares outstanding during the year. We calculate diluted earnings per common share by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive share securities, using the treasury stock method. Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings with all of our other common shares.

        Cash and Cash Equivalents.    We consider all liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents. The carrying amount of cash and cash equivalents is equal to its fair value.

        Accounts Receivable and Allowance for Doubtful Accounts.    We record trade accounts receivable at the invoiced amount and those amounts do not bear interest. The recorded allowance for doubtful accounts is our best estimate of the amount of probable losses in our existing accounts receivable and we base the allowance on customer risk assessment and historical write off experience. We review past due balances individually over specific amounts for collectability. We review all other balances for

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

collectability on a pooled basis by the type of receivable. We charge off account balances against the allowance when we believe it is probable the receivable will not be recovered.

        Inventories.    We state our inventories at the lower of cost or market value. We determine cost principally on the weighted average cost method.

        Other current assets.    Other current assets primarily consisted of prepaid expenses, expected future recoveries of environmental expenditures, and supplier deposits. The most significant item included in other current assets is supplier deposits, which amounted to $36,287 and $31,109 at December 31, 2010 and 2009, respectively.

        Property and Equipment.    We recorded property and equipment that we acquired as a result of the HPT Transaction and Petro Acquisition based on their fair market values as of the date of those transactions. We record all other property and equipment at cost. We depreciate our property and equipment on a straight line basis generally over the following estimated useful lives of the assets:

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

        We charge repair and maintenance costs to expense as incurred, while we capitalize major renewals and betterments. We remove from the accounts the cost and related accumulated depreciation of property and equipment sold, replaced or otherwise disposed. We recognize any resulting gains or losses in income/(loss) from operations.

        Intangible Assets.    We initially recognize our acquired intangible assets, other than goodwill, based on their fair values in accordance with the Financial Accounting Standards Board, or FASB's, guidance regarding business combinations. This guidance requires an allocation of purchase price to all assets and liabilities acquired, including those intangible assets that arise from contractual or other legal rights or are otherwise capable of being separated or divided from the acquired entity (but excluding goodwill), based on the fair values of the acquired assets and liabilities. Any excess of acquisition cost over the fair value of the acquired net assets is recorded as goodwill. We expense as incurred the costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives or that are inherent in a continuing business and related to the entity as a whole. We amortize the recorded cost of intangible assets with finite lives on a straight line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them. We

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

do not amortize goodwill and intangible assets with indefinite lives but instead we review these assets each year (or more frequently if impairment indicators arise) for impairment. See Note 7.

        Internal Use Software Costs.    During the application development stage of an internal use computer software project, we capitalize (i) the external direct costs of materials and services consumed in developing or obtaining the internal use computer software, (ii) to the extent of time spent directly on the project, payroll costs of employees directly associated with, and who devote time to, the project, and (iii) related interest costs incurred. Internal and external costs incurred in the preliminary project stage and post-implementation stage, such as for exploring alternative technologies, vendor selection and maintenance, are expensed as incurred, as are all training costs. We account for the costs of significant upgrades and enhancements that result in additional functionality in the same manner as similar costs for new software projects. We expense as incurred the costs of all other upgrades and enhancements. The amounts capitalized in accordance with this policy are included in the property and equipment balances in our consolidated balance sheet.

        Impairment of Long Lived Assets.    We recognize impairment charges when (a) the carrying value of a long lived asset group to be held and used in the business is not recoverable and exceeds its fair value and (b) when the carrying value of a long lived asset to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. We recognize such impairment charges in the period during which the circumstances surrounding an asset to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset is made. We perform such tests at the individual travel center level. In addition, we subject intangible assets to further evaluation and recognize impairment charges when events and circumstances indicate the carrying value of the intangible asset exceeds the fair market value of the asset. We include impairment charges, when required, in depreciation and amortization expense in our consolidated statement of operations.

        Deferred Financing Costs.    We capitalize costs incurred to borrow and we amortize those costs as interest expense over the term of the related borrowing. Deferred financing costs were $539 and $824 at December 31, 2010 and 2009, respectively, net of accumulated amortization of $851 and $566, respectively, and are included in other noncurrent assets in our consolidated balance sheet. Future amortization of deferred financing fees to be recognized by us during the term of our revolving credit facility is approximately $285 in 2011 and $254 in 2012.

        Pursuant to the rent deferral agreement described in Note 10, on August 11, 2008, we issued 1,540,000 common shares to HPT that were valued in the aggregate at $3,577, their estimated fair value based on the closing price of our common shares on the date of issuance and the terms of the deferral agreement, and that were recorded in our consolidated financial statements as an increase in shareholders' equity with an offsetting increase in a deferred financing cost asset that was fully amortized and included in interest expense over the period through December 31, 2009.

        Classification of Costs and Expenses.    Cost of goods sold (excluding depreciation) represents the costs of fuels and other products sold, including freight. Site level operating expenses principally represent costs incurred in operating our travel centers, consisting primarily of labor, maintenance, supplies, utilities, property taxes, inventory losses, environmental compliance, monitoring and remediation costs, and credit card transaction fees.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Share Based Employee Compensation.    We recognize compensation cost related to share based payment transactions in the financial statements based on the fair value at the grant date. The awards made under our share award plan to date have consisted of share grants and not share options. Shares issued to directors vest immediately. Shares issued to others vest in five to ten equal annual installments beginning on the date of grant. The compensation expense related to share grants is determined based on the market value of our shares on either the date of grant for employees or the vesting date for nonemployees, as appropriate, with the aggregate value of the granted shares amortized to expense over the related vesting period. We include share based compensation expense in selling, general and administrative expenses in our consolidated statement of operations.

        Environmental Remediation.    We record the expense of remediation costs and penalties when the obligation to remediate is probable and the amount of associated costs is reasonably determinable. We include remediation expenses within site level operating expenses in our consolidated statement of operations. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments. We record a receivable if recoveries of remediation costs from third parties are probable. The accrual for environmental matters is included in other noncurrent liabilities in our consolidated balance sheet, with the amount estimated to be expended within the subsequent twelve months included in other current liabilities.

        Self Insurance Reserves.    We are partially self insured with respect to general liability, workers' compensation, motor vehicle, property and group health benefits claims up to certain stop loss amounts. We establish provisions under these partial self insurance programs for both estimated losses on known claims and claims incurred but not reported, based on claims histories and using actuarial methods. At December 31, 2010 and 2009, our aggregate recorded liabilities related to these partial self insurance programs were $30,153 and $29,692, respectively, which amounts we believe were adequate to cover both reported and incurred but not reported claims.

        Asset Retirement Obligations.    We recognize the future costs to remove our underground storage tanks and to remove leasehold improvements as required at expiration of the respective leases over the estimated useful lives of each tank or leasehold improvement. We record a liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long lived asset at the time an underground storage tank or leasehold improvement is installed. We amortize the amount recorded as property and equipment and recognize accretion expense in connection with the discounted liability over the lesser of the remaining life of the respective underground storage tank or the remaining term of the underlying lease. We base the estimated liability on our historical experiences in removing these assets, their estimated useful lives, external estimates as to the cost to remove the assets in the future and regulatory or contractual requirements. The liability is a discounted liability using a credit adjusted risk free rate. Revisions to the liability could occur due to changes in removal costs, asset useful lives or if new regulations regarding the removal of such tanks are enacted and/or amendments to the lease contracts are negotiated. See Note 6.

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

  •
  Leasehold improvements receivable.  In connection with the commitment by HPT to fund up to $125,000 of capital projects at the sites we lease under the TA Lease, we recognized a receivable of the discounted value of the expected future amounts to be received from HPT, based upon our expected timing of receipt of these future payments. We accreted this receivable over the time this receivable was expected to be received, and such accretion was recognized as interest income. As of September 30, 2010, we had received from HPT all of the $125,000 tenant improvements allowance receivable under the TA lease. Portions of this amount were discounted pursuant to the terms of the lease because we elected to receive those funds on an accelerated basis.

  •
  Capitalized Lease Obligations.  The HPT Transaction required us to recognize in our consolidated balance sheet the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from HPT because more than a minor portion of those travel centers is subleased to third parties, and one travel center did not qualify for operating lease treatment for other reasons. Accordingly, we recorded the leased assets at these travel centers at an amount equal to HPT's recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as capitalized lease obligations in our consolidated balance sheet. We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the capitalized lease obligations and a portion as interest expense in our consolidated statements of operations. We determine the allocation of these rent payments to the liability and to interest expense using the effective interest method.

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

  •
  Deferred Rent Obligation.  Under the original terms of our rent deferral agreement with HPT, all deferred rent obligation not previously paid (and related interest thereon) was contractually due no later than July 1, 2011. In January 2011, the deferral agreement was amended and, among other things, the payment date of the deferred rent obligation was revised such that $107,085 is due in December 2022 and $42,915 is due in June 2024. Accordingly, we have presented the deferred rent obligation as a long term liability.

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

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        We adopted the provisions of the Income Taxes Topic of The FASB Accounting Standards Codification™ with respect to uncertain income tax positions upon our inception as a new company on January 31, 2007. As required by this Topic, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount we recognize in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of interest expense and general and administrative expense, respectively. We have concluded that the effects of uncertain tax positions, if any, are not material to our consolidated financial statements.

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

        Reclassifications.    Certain prior year amounts have been reclassified to be consistent with current year presentation.

3. Earnings Per Share

        Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings with all of our other common shares. The following table presents the weighted average common shares and weighted average unvested common shares included as participating securities.

	Year Ended December 31,
	2010	2009
Weighted average common shares	16,283,307	15,961,145
Weighted average unvested common shares included as participating securities	1,079,027	732,748

Total weighted average common shares and participating securities included in the earnings per share computation	17,362,334	16,693,893

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

4. Accounts Receivable

        Reserves for doubtful accounts receivable at December 31, 2010 and 2009 consisted of the following:

	Balance at Beginning of Period	Amounts Charged/ (Credited) To Expense	Amounts Charged Off, Net of Recoveries	Balance at End of Period
Year Ended December 31, 2010
Deducted from accounts and notes receivable for doubtful accounts	$2,901	$(183)	$(695)	$2,023

Year Ended December 31, 2009
Deducted from accounts and notes receivable for doubtful accounts	$3,593	$(122)	$(570)	$2,901

5. Inventories

        Inventories at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Nonfuel merchandise	$105,196	$97,201
Petroleum products	34,614	31,984

Total inventories	$139,810	$129,185

6. Property and Equipment

        Property and equipment, at cost, as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
Land and improvements	$153,002	$152,512
Buildings and improvements	72,262	68,417
Machinery, equipment and furniture	141,836	119,350
Leasehold improvements	188,636	149,450
Construction in progress	15,694	22,077

	571,430	511,806
Less: accumulated depreciation and amortization	132,781	94,348

Property and equipment, net	$438,649	$417,458

        Total depreciation expense for the years ended December 31, 2010 and 2009 was $39,362 and $37,278, respectively. The following table shows the amounts of property and equipment owned by HPT but recognized in our consolidated balance sheet and included within the balances of property and equipment shown in the table above, as a result of the required accounting for the assets funded by

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

6. Property and Equipment (Continued)

HPT under the tenant improvements allowance and for the assets that we lease from HPT that did not qualify for sale/leaseback accounting.

	December 31,
	2010	2009
Land and improvements	$84,363	$84,363
Buildings and improvements	21,384	21,384
Machinery, equipment and furniture	1,873	1,873
Leasehold improvements	117,817	107,276

	225,437	214,896
Less: accumulated depreciation and amortization	32,616	21,657

Property and equipment, net	$192,821	$193,239

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

	Years Ended December 31,
	2010	2009
Balance at beginning of period	$15,444	$14,749
Liabilities acquired	—	168
Liabilities settled	(955)	(531)
Accretion expense	1,121	1,058

Balance at end of period	$15,610	$15,444

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

7. Intangible Assets

        We record acquired intangible assets based on their fair values as of their acquisition dates. Intangible assets, net, as of December 31, 2010 and 2009, consisted of the following:

	2010	2009
Amortizable intangible assets:
Agreements with franchisees	$25,327	$25,527
Leasehold interests	3,174	3,174
Other	3,203	3,203

Total amortizable intangible assets	31,704	31,904
Less: accumulated amortization	(13,861)	(10,925)

Net carrying value of amortizable intangible assets	17,843	20,979
Carrying value of trademarks	7,906	7,906

Intangible assets, net	$25,749	$28,885

        Total amortization expense for amortizable intangible assets for the years ended December 31, 2010 and 2009 was $3,136 and $3,338, respectively. We estimate the aggregate amortization expense for our amortizable intangible assets to be $2,974 for 2011, $1,998 for 2012, $1,282 for 2013, $1,267 for 2014 through 2016. We amortize our amortizable intangible assets over a weighted average period of 11 years. During 2010 and 2009, we charged $147 and $2,322, respectively, to amortization expense to write off intangible assets in connection with the terminations of five franchise agreements (one in 2010 and four in 2009).

8. Other Current Liabilities

        Other current liabilities, as of December 31, 2010 and 2009, consisted of the following:

	2010	2009
Taxes payable, other than income taxes	$36,083	$36,231
Accrued wages and benefits	29,352	27,680
Interest payable	2,669	1,127
Rent payable to HPT, excluding deferred rent obligation	14,279	13,946
Loyalty program points reserve	9,875	8,828
Deferred rental allowance	6,769	6,769
Environmental reserve	3,992	6,012
Accrued capital expenditures	4,399	2,757
Other accrued liabilities	19,363	18,634

Total other current liabilities	$126,781	$121,984

9. Revolving Credit Facility

        In November 2007 we entered a $100,000 revolving credit agreement, or credit facility, with a group of commercial banks. Under this credit facility, a maximum of $100,000 may be drawn, repaid and redrawn until maturity in November 2012. The maximum amount is subject to limits based on

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

9. Revolving Credit Facility (Continued)

qualified collateral. On July 8, 2008, we entered an amendment to the credit facility to add as qualified collateral certain receivables and inventory related to our Petro sites, which assets had been previously excluded from the collateral supporting our credit facility. The credit facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Credit facility borrowings bear interest at LIBOR plus a spread that is currently 100 basis points, subject to adjustment based upon facility availability, utilization and other requirements. Certain of our cash accounts, accounts receivable and inventory collateralize the credit facility. Of our total cash balance at December 31, 2010, $51,545 was in these pledged cash accounts. Although the cash in the pledged cash accounts was not restricted as to withdrawal or usage, the withdrawal or usage of cash in these pledged accounts to an amount below $21,738 as of December 31, 2010, would have resulted in a reduction in the maximum amount available to us under the credit facility.

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

        At December 31, 2010 and 2009, there were no borrowed amounts outstanding under our revolving credit facility. At December 31, 2010 and 2009, we had outstanding $62,394 and $65,682, respectively, of letters of credit issued under this facility, securing certain purchases, insurance, fuel tax and other trade obligations. These letters of credit reduce the amount available for borrowing under the credit facility.

10. Leasing Transactions

        As a lessee.    We have entered into lease agreements covering most of our travel center locations, warehouse and office space, computer and office equipment and vehicles, with the most significant leases being the two we have entered with HPT as further described below. Certain leases include renewal options, and certain leases include escalation clauses and purchase options. Future minimum lease payments required under our operating and capital leases that had remaining noncancelable lease terms in excess of one year, as of December 31, 2010, as adjusted for the January 2011 Amendment Agreement with HPT discussed below, were as follows:

Year ending December 31,	Total
2011	$208,186
2012	210,871
2013	208,246
2014	206,333
2015	205,405
Thereafter	1,640,274

Total	$2,679,315

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. Leasing Transactions (Continued)

        The expenses related to our operating leases are included in site level operating expense, selling, general and administrative expense, and real estate rent lines of the operating expenses section of our consolidated statement of operations. Rent expense under our operating leases consisted of the following:

	Years Ended December 31,
	2010	2009
Minimum rent	$242,699	$242,578
Contingent rent	122	122

Total rent expense	$242,821	$242,700

        Our two most significant leases are the TA Lease and the Petro Lease that together cover most of our travel center locations and account for most of our rent expense. The TA Lease, covering 145 properties, expires on December 31, 2022. The Petro Lease, covering 40 properties, expires on June 30, 2024, subject to extension by us for all but not less than all of the leased Petro travel centers for up to two additional periods of 15 years each. The TA Lease and the Petro Lease that we entered with HPT are "triple net" leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, inventories, services to customers, repairs and maintenance, insurance, real estate and personal property taxes, environmental related expenses and ground lease payments. We also are required to generally indemnify HPT for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers. The TA Lease and the Petro Lease also include arbitration provisions for the resolution of disputes, claims and controversies.

        As amended in January 2011 (see below), the TA Lease requires us to pay minimum rent to HPT in an amount of $135,139 per year for the period from January 1, 2011 through January 31, 2012, and an amount of $140,139 per year for the period commencing February 1, 2012 and continuing through December 31, 2022. Starting in 2012, additional rent is calculated as follows: an amount equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at each leased travel center over the respective gross revenue amounts for the year 2011. As amended in January 2011 (see below), the Petro Lease requires us to pay minimum annual rent to HPT of $54,160 through June 30, 2024, and additional rent calculated using the same formula as in the TA Lease, except that such payments start in 2013 and are calculated using the revenues of the 40 leased Petro travel centers in excess of revenues for the year 2012 and are subject to the waiver of payment of the first $2,500 of such additional rent, as described below. The minimum rent payable under each of the TA Lease and the Petro Lease may increase if HPT funds or reimburses qualifying tenant improvements we make to the leased properties, as described below. Additional rent attributable to fuel revenues in each lease is subject to a maximum each year calculated by reference to changes in the consumer price index.

        Although the minimum lease payments under the TA Lease are scheduled to increase over time, we are required, under GAAP, to recognize expense related to these payments in equal annual amounts for the term of the lease, or approximately $144,467 per year. The following table sets forth the

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. Leasing Transactions (Continued)

amounts of minimum lease payments required under our leases with HPT, as provided in the Amendment Agreement, in each of the years shown.

Year ending December 31,	TA and Petro Leases	Rent for Ground Leases Acquired by HPT(1)	Total Minimum Lease Payments Due to HPT
2011	$189,299	$4,977	$194,276
2012	193,882	5,033	198,915
2013	194,299	4,921	199,220
2014	194,299	4,697	198,996
2015	194,299	4,543	198,842
2016 and thereafter	1,548,416	22,220	1,570,636

(1)
In 2007 and 2008, HPT acquired the ground lessors' interests in certain sites that were included in the TA Lease and we now pay to HPT the related ground rent for these sites.

        The HPT Transaction required us to recognize in our consolidated balance sheet the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from HPT because more than a minor portion of those travel centers is subleased to third parties, and one travel center did not qualify for operating lease treatment for other reasons. Accordingly, we recorded the leased assets at these travel centers at an amount equal to HPT's recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as capitalized lease obligations in our consolidated balance sheet. We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the capitalized lease obligations and a portion as interest expense in our consolidated statement of operations. We determine the allocation of these rent payments to the liability and to interest expense using the effective interest method. The amounts allocated to interest expense during the years ended December 31, 2010 and 2009, were $8,744 and $9,076, respectively.

        Under the TA Lease, we received funding from HPT for certain tenant improvements we made to properties owned by HPT with no increase in our rent payable to HPT. All improvements funded by HPT under this tenant improvements allowance are owned by HPT. The amount of such funding originally was limited to $125,000 with no more than $25,000 of funding permitted in any one year; provided, however, none of the $125,000 of tenant improvements allowance was available to be drawn after December 15, 2015. On May 12, 2008, we and HPT amended the TA Lease. This lease amendment permitted us to request funding from HPT for qualified improvements which we have made or may make to the travel centers leased from HPT under the TA Lease on an expedited basis. During the years ended December 31, 2010 and 2009, we received funding of $7,015 and $8,466, respectively, from HPT for qualifying tenant improvements. As of September 30, 2010, we had received all of the $125,000 tenant improvements allowance available under our lease from HPT without an increase in rent payments. Portions of this amount were discounted pursuant to the terms of the lease because we elected to receive those funds on an accelerated basis.

        Under each of the TA Lease and the Petro Lease, we may request that HPT fund approved amounts for renovations, improvements and equipment at the leased travel centers, in addition to the $125,000 described above, in return for minimum annual rent increases according to a formula: the

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. Leasing Transactions (Continued)

minimum rent per year will be increased by an amount equal to the amount funded by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. HPT is not required to fund any such improvements. In 2007, we requested and HPT funded $1,438 for such improvements and the increased rent related to this funding is included in rent we pay to HPT as set forth above. Since January 1, 2009, we have not sold any such leasehold improvements to HPT.

        As described above, HPT committed as part of our TA Lease to fund up to $125,000 of qualifying tenant improvements at those leased properties. We recognized and accounted for this $125,000 in 2007 as a tenant improvements allowance. This accounting resulted in the following:

  •
  We recognized an asset on our balance sheets that we referred to as our leasehold improvements receivable, which represented our right to receive these amounts in the future, at their discounted value, based upon our expected timing of receipt of future payments from HPT. As of September 30, 2010, we had received from HPT all of the $125,000 tenant improvements allowance available under the TA Lease. Portions of this amount were discounted pursuant to the terms of the lease because we elected to receive those funds on an accelerated basis.

  •
  We recognized a liability on our balance sheets that we refer to as our deferred rental allowance, which represents the amount of our unearned tenant improvements allowance from HPT. We reduce this liability by a portion of each rent payment made to HPT.

  •
  We accreted the leasehold improvements receivable over the time this receivable was received, and we recognized such accretion as interest income. Interest income related to this accretion for the years ended December 31, 2010 and 2009 was $248 and $796, respectively.

  •
  We amortize the deferred rental allowance over the period of the lease on a straight line basis with an offsetting reduction to rent expense. This reduction for both of the years ended December 31, 2010 and 2009 was $6,769. At December 31, 2010, the unamortized balance of the deferred rental allowance was $81,222, of which $6,769 was included in other current liabilities and $74,453 was included as a noncurrent liability in our consolidated balance sheet. At December 31, 2009, the unamortized balance of the deferred rental allowance was $87,991, of which $6,769 was included in other current liabilities and $81,222 was included as a noncurrent liability in our consolidated balance sheet.

  •
  Although they are legally owned by HPT, we retain the assets related to the qualifying tenant improvements on our balance sheet after they are funded by HPT and we amortize those assets over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter, as depreciation and amortization expense.

        On August 11, 2008, we entered a rent deferral agreement with HPT. Under the terms of the deferral agreement we deferred our monthly rent payments to HPT by $5,000 per month for periods beginning July 1, 2008 until December 31, 2010, and we were not obligated to pay cash interest on the deferred rent obligation through December 31, 2009; however, pursuant to the deferral agreement, we issued 1,540,000 of our common shares to HPT. See Note 11 for a further description of this transaction. The rent that has been deferred and remains unpaid began to accrue interest payable in cash to HPT monthly in arrears at the rate of 1% per month, on January 1, 2010. No additional rent deferrals were permitted for rent periods after December 31, 2010. Any deferred rent (and interest thereon) not previously paid was contractually due to HPT on July 1, 2011. This rent deferral

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. Leasing Transactions (Continued)

agreement provided that the deferred rent obligation would be accelerated if certain events provided in that agreement occurred, including a change of control of us, while the deferred rent obligation was unpaid. As of December 31, 2010 and 2009, we had deferred an aggregate of $150,000 and $90,000, respectively, of rent payable to HPT and we had incurred $14,100 of interest on the deferred rent obligation during 2010.

        In January 2011, we and HPT entered an Amendment Agreement that amended the TA Lease, the Petro Lease and our rent deferral agreement with HPT. This agreement provided for the following:

  •
  The minimum annual rent payable by us to HPT under the TA Lease was reduced effective January 1, 2011, by approximately $29,983 to $135,139.

  •
  The $5,000 increase in annual minimum rent payable by us to HPT under the TA Lease that was scheduled to begin on February 1, 2011 was eliminated, but the rent due to HPT under the TA Lease will increase to $140,139 on February 1, 2012.

  •
  The minimum annual rent payable by us to HPT under the Petro Lease was reduced effective January 1, 2011, by approximately $12,017 to $54,160.

  •
  The due date for the $150,000 of rent we had deferred as of December 31, 2010, was extended from July 1, 2011, so that $107,085 will be due and payable on December 31, 2022, and the remaining $42,915 will be due and payable on June 30, 2024, and interest ceased to accrue on our deferred rent obligation beginning on January 1, 2011; provided, however, that the deferred rent obligation shall be accelerated and interest shall begin to accrue thereon if certain events provided in the Amendment Agreement occur, including a change of control of us. Accordingly, the deferred rent obligation is now presented as a long term liability.

  •
  Subject to court approval of a settlement of the derivative action described in Note 17, HPT will waive payment of the first $2,500 of percentage rent that may become due under the Petro Lease.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. Leasing Transactions (Continued)

        The following table summarizes the various amounts related to the leases with HPT and other lessors that are reflected in real estate rent expense or elsewhere in our consolidated statements of operations. This table does not take account of the impact of the January 2011 Amendment Agreement with HPT.

	Years Ended December 31,
	2010	2009
Minimum base rent cash payments for TA Lease and Petro Lease	$170,510	$166,839
Rent for improvements sold to HPT	122	122
Rent for ground leases acquired by HPT	4,880	4,812

Total rent payments to HPT	175,512	171,773
Required straight line rent adjustments	6,986	10,807
Rent deferred under rent deferral agreement	60,000	60,000
Less capitalized lease obligation amortization	(2,784)	(2,452)
Less amount recognized as interest expense	(8,744)	(9,076)
Less deferred leasehold improvements allowance amortization	(6,769)	(6,769)

Rent expense related to leases with HPT	224,201	224,283
Rent expense related to rents paid to others	10,027	10,021

Total real estate rent expense	$234,228	$234,304

        Other current liabilities in our consolidated balance sheets at December 31, 2010 and 2009, included $14,279 and $13,946, respectively, for rent due to HPT, excluding the deferred rent obligation, and also included $1,450 of interest payable to HPT under the rent deferral agreement at December 31, 2010. Other noncurrent liabilities in our consolidated balance sheet at December 31, 2010 and 2009, included $150,000 and $90,000, respectively, of deferred rent obligation to HPT under the deferral agreement.

        As a lessor.    Ten of the travel centers we lease from HPT are subleased to franchisees under operating lease agreements. Prior to the HPT Transaction, our predecessor owned these sites and leased them to these franchisees. The lease agreements with the franchisees provide for initial terms of 10 years with two renewal terms of five years each. These leases include rent escalations that are contingent on future events, namely inflation or our funding capital improvements. Rent revenue from these operating leases totaled $5,045 and $4,997 for the years ended December 31, 2010 and 2009, respectively. All of the existing leases will expire in 2012. Future minimum lease payments due to us under these operating leases as of December 31, 2010 were as follows:

Year ending December 31,	Total
2011	$3,979
2012	2,350

Total	$6,329

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

11. Shareholders' Equity

        Pursuant to the rent deferral agreement described in Note 10, on August 11, 2008, we issued to HPT 1,540,000 common shares, approximately 9.6% of our shares then outstanding after this new issuance. This rent deferral agreement also includes a prohibition on share repurchases and dividends by us while any deferred rent obligation remains unpaid. The shares issued to HPT were valued in the aggregate at $3,577, their estimated fair value based on the closing price of our common shares on the date of issuance and the terms of the deferral agreement, and were recorded in our consolidated financial statements as an increase in shareholders' equity with an offsetting increase in a deferred financing cost asset that was amortized into interest expense over the period from August 2008 through December 2009.

        Share Award Plan.    An aggregate of 3,000,000 of our common shares were authorized for issuance under the terms of our Amended and Restated 2007 Equity Compensation Plan, or the Plan. We awarded a total of 750,350 and 638,850 common shares under the Plan during 2010 and 2009, respectively, with aggregate market values of $2,639 and $2,673, respectively, based on the closing prices of our common shares on the exchange on which they are traded on the dates of the awards. During the years ended December 31, 2010 and 2009, we recognized total stock share based compensation expense of $1,745 and $1,445, respectively.

        The weighted average grant date fair value of unvested common shares issued in 2010 and 2009 was $3.52 and $4.17, per share, respectively. The total fair value on the vesting dates of common shares that vested during 2010 and 2009 was $1,475 and $1,298, respectively. Shares issued to directors vest immediately and the related compensation expense is recognized on the grant date. Shares issued to others vest in five to ten equal annual installments beginning on the date of grant and the related compensation expense is recognized ratably over the vesting periods. As of December 31, 2010, 667,470 shares remained available for issuance under the Plan. As of December 31, 2010, there was a total of $5,996 of share based compensation related to unvested shares that will be amortized to expense over a weighted average remaining service period of 5.5 years. The following table sets forth the number and weighted average grant date fair value of unvested common shares and common shares issued under the Plan for the year ended December 31, 2010.

	Number Of Unvested Shares	Weighted Average Grant Date Fair Value Per Share
Balance as of December 31, 2009	1,074,980	$5.01
Granted during 2010	750,350	$3.52
Vested during 2010	(421,240)	$4.24
Forfeited/canceled	(3,800)	$4.03

Balance as of December 31, 2010	1,400,290	$4.45

12. Income Taxes

        Certain of our predecessor's state income tax returns for 2003 through January 31, 2007, are subject to possible examination by the respective state tax authorities. Additionally, our state and federal income tax returns for periods subsequent to January 31, 2007 are subject to possible

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. Income Taxes (Continued)

examination by the respective tax authorities. We believe we have made adequate provision for income taxes and interest and penalties on unpaid income taxes that may become payable for years not yet examined.

        The provision (benefit) for income taxes was as follows:

	Years Ended December 31,
	2010	2009
Current tax provision:
State	$680	$901

Total current tax provision	680	901
Deferred tax provision (benefit): Federal	661	—
State	80	—

Total deferred tax provision	741	—

Total tax provision	$1,421	$901

        Because of our history of operating losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards, that may be used to offset future taxable income. We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statement of operations, which will affect our results of operations. As a result of certain trading in our shares during 2007, our 2007 federal net operating loss of $50,270 and other tax credit carry forwards are generally not available to us for the purpose of offsetting future taxable income because of certain Internal Revenue Code, or IRC, provisions regarding changes in ownership of our common shares. As of December 31, 2010, we had an unrestricted federal net operating loss carry forward of approximately $168,233. IRC provisions do not currently restrict our ability to utilize the federal net operating loss and other tax credit carry forwards generated after 2007, but these carry forwards could become subject to limitation based on changes in ownership of our common shares. Our net operating loss carry forwards will begin to expire in 2027.

        Our effective tax rate for the years ended December 31, 2010 and 2009, was a provision of 2.2% and 1.0%, respectively, which differed from the amounts of benefit expected to be calculated at the statutory rate primarily due to recognition of a valuation allowance related to our operating losses due to uncertainty regarding future taxable income. Additionally, our income tax provision represents certain minimum state income taxes and the recognition of deferred tax liabilities related to the tax amortization of indefinite lived intangible assets that cannot be used to reduce existing deferred tax assets.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. Income Taxes (Continued)

        The principal reasons for the difference between our effective tax (benefit) rate and the U.S. Federal statutory income tax (benefit) rate of 35% is as follows:

	Years Ended December 31,
	2010	2009
U.S. federal statutory rate applied to income before taxes	$(22,452)	$(31,141)
State income taxes	(2,312)	(3,215)
Benefit of tax credits	(1,062)	(1,155)
Taxes on foreign income at different than U.S. rate	(153)	(149)
Change in valuation allowance	25,805	35,161
Other—net	1,595	1,400

Total tax provision	$1,421	$901

        Significant components of our deferred tax assets and liabilities at December 31, 2010 and 2009, were as follows:

	2010	2009
Deferred tax assets:
Straight line rent accrual	$19,015	$16,656
Reserves	21,631	20,032
Capitalized lease obligation	38,622	39,715
Asset retirement obligation	6,123	6,286
Tax credits	3,941	2,878
Tax loss carry forwards	85,773	62,301
Other	1,946	774

Total deferred tax asset before valuation allowance	177,051	148,642
Valuation allowance:	(110,346)	(83,634)

Total deferred tax assets	66,705	65,008
Deferred tax liabilities:
Depreciable assets	(48,639)	(47,342)
Intangible assets	(4,420)	(6,032)
Other	(14,387)	(11,634)

Total	(67,446)	(65,008)

Net deferred tax liabilities	$(741)	$—

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

13. Other Noncurrent Liabilities

        Other noncurrent liabilities, as of December 31, 2010 and 2009, consisted of the following:

	2010	2009
Straight line rent accrual	$48,476	$42,463
Asset retirement obligations	15,610	15,444
Other noncurrent liabilities	18,772	20,545

Total other noncurrent liabilities	$82,858	$78,452

14. Employee Benefit Plans

        We have an employee savings plan under the provisions of Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in our plan and are entitled, upon termination or retirement, to receive their vested portion of the plan assets. Until May 2009, we matched a certain level of employee contributions to our plan and we also pay certain expenses of this plan. In May 2009, we suspended matching contributions to the plan. Expense recorded for employer matching contributions was $1,469 for the year ended December 31, 2009.

15. Equity Investments

Affiliates Insurance Company

        At December 31, 2010, we owned approximately 14.29% of AIC. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our directors is a director of AIC. This investment had a carrying value of $5,075 and $5,000 as of December 31, 2010 and 2009, respectively, and is carried on our balance sheet in other noncurrent assets. During 2010 and 2009, we invested $76 and $5,134, respectively, in AIC. During 2010 and 2009, we recognized a loss of $1 and $134, respectively, related to this investment. See Note 16 for a further description of our transactions with AIC.

Petro Travel Plaza Holdings LLC

        We own a 40% joint venture interest in Petro Travel Plaza Holdings LLC, or PTP, which owns two travel centers, one of which was newly constructed and opened for business in December 2009, that we operate under a management agreement. This investment is accounted for under the equity method. The carrying value of this investment as of December 31, 2010 and 2009, was $17,542 and $17,744, respectively and was included in other noncurrent assets in our consolidated balance sheet. The carrying value of our investment in PTP exceeded the amount of underlying equity in net assets of PTP by $3,246 as of the date we acquired Petro. This difference arose through the valuation process that was applied to the assets acquired in the Petro Acquisition and is being amortized over a period of 15 years, the useful life of the assets whose values resulted in this difference. The equity income recorded from this investment for the years ended December 31, 2010 and 2009, was $758 and $520, respectively. In addition, included in our results was management and accounting fee income of $725 and $717 for the years ended December 31, 2010 and 2009, respectively, earned from managing this joint venture. In June 2010, we received a $960 distribution from PTP. At December 31, 2010, we had a net payable to PTP of $353. At December 31, 2009, we had a net receivable from PTP of $1,809.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

15. Equity Investments (Continued)

        It is not practicable to estimate the fair value of TA's investment in the equity of PTP because of the lack of quoted market prices and the inability to estimate current fair value without incurring excessive costs. However, management believes that the carrying amount of PTP at December 31, 2010 and 2009, was not impaired given its demonstrated ability to generate income on a recurring basis.

        The travel centers owned by PTP are encumbered by debt with a balance due of approximately $19,287 as of December 31, 2010. Since we account for our investment in PTP under the equity method of accounting, we have not recorded a liability for this debt. We are not directly liable for this loan, but the carrying value of our investment in this joint venture could be adversely affected if the joint venture defaulted on this debt and the joint venture's property, which is collateral for this loan, was sold. In connection with the loan agreement entered by PTP in 2009, we and our joint venture partner each agreed to indemnify the lender against liability from environmental matters related to PTP's sites.

16. Related Party Transactions

Relationships with HPT and RMR

        We were created as a 100% owned subsidiary of HPT. On January 31, 2007, HPT purchased our predecessor for approximately $1,913,305. Simultaneously with this purchase, HPT restructured our predecessor's business as follows: (i) HPT retained the real estate of 146 of the 163 travel centers then operated or franchised by our predecessor and other assets; (ii) our predecessor's operating business and all its assets not retained by HPT, plus approximately $212,418 of net working capital, were contributed to us; (iii) we entered a long term lease with HPT for our predecessor's real estate retained by HPT, which we refer to as our TA Lease; and (iv) all of our shares were spun off to HPT's shareholders on January 31, 2007 and we became a separate public company. As of December 31, 2010, HPT owned 1,540,000 of our common shares, which represented approximately 8.5% of our outstanding common shares.

        In addition to our spin off from HPT on January 31, 2007, we completed another transaction together with HPT in 2007. On May 30, 2007, we purchased Petro Stopping Centers, L.P. for $63,567 and HPT purchased Petro Stopping Centers Holdings, L.P. for approximately $655,000. Simultaneously with these purchases, we leased 40 Petro travel centers from HPT pursuant to our Petro Lease.

        During 2010, we paid cash rent of $175,512 and recognized rent expense of $224,201 under our leases with HPT. During 2009, we paid cash rent of $171,773 and recognized rent expense of $224,283 under our leases with HPT. At December 31, 2010 and 2009, our consolidated balance sheets included $14,279 and $13,946, respectively, for rent due to HPT in other current liabilities and $150,000 and $90,000, respectively, of deferred rent due to HPT, which reflects total rent we deferred under the deferral agreement as of those dates. During the years ended December 31, 2010 and 2009, we received funding of $7,015 and $8,466, respectively, from HPT for qualifying tenant improvements. As of September 30, 2010, we had received all of the $125,000 tenant improvements allowance from HPT without an increase in rent payments; portions of this amount were discounted pursuant to the terms of the lease because we elected to receive those funds on an accelerated basis. See Note 10 for a further description of these transactions and the related amounts.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

16. Related Party Transactions (Continued)

        At the time we became a separate publicly owned company as a result of the distribution of our shares to HPT's shareholders, we entered a management and shared services agreement, or business management agreement, with RMR. RMR also provides management services to HPT. One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR and is a Managing Trustee of HPT. Mr. O'Brien, our other Managing Director and our President and Chief Executive Officer, was a former executive officer of HPT and is also an Executive Vice President of RMR. Mr. Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, is a Senior Vice President of RMR. Mr. Portnoy's son, Mr. Adam Portnoy, is an owner of RMR and is President and Chief Executive Officer and a Director of RMR and a Managing Trustee of HPT. Additionally, Mr. Barry Portnoy's son-in-law is an officer of RMR and a Senior Vice President of HPT. Messrs. O'Brien and Rebholz devote a substantial majority of their business time to our affairs and the remainder to RMR's business, which is separate from our business. All transactions between us and RMR are approved by our compensation committee, which is composed of our Independent Directors. Our leases with HPT and the matters affecting those leases were approved by our Directors who we consider to be independent of HPT and RMR and by HPT's trustees who we consider to be independent of us and RMR. Nevertheless, because of our historical and existing relationships with HPT and RMR, our dealings with HPT and RMR should be considered related person transactions involving potential conflicts of interest.

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

        Under our business management agreement, we pay RMR an annual business management fee equal to 0.6% of the sum of our gross fuel margin (which is our fuel sales revenues less our cost of fuel sales) plus our total nonfuel revenues. The fee is payable monthly based on the prior month's margins and revenues. This fee totaled $8,508 and $7,957 for the years ended December 31, 2010 and 2009, respectively. In addition, RMR provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other companies managed by RMR and its affiliates, which amounts are subject to determination by our Compensation Committee. Our pro rata share of RMR's costs in providing this internal audit function was approximately $211 for 2010 and 2009. These allocated costs are in addition to the business management fees we paid to RMR. We are also generally responsible for all of our expenses and certain expenses incurred by RMR on our behalf.

        We, RMR, HPT and four other companies to which RMR provides management services each currently own approximately 14.29% of AIC, an Indiana insurance company. All of our Directors and nearly all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC. RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. As of December 31, 2010, we have invested $5,229 in AIC since its formation in November 2008. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

16. Related Party Transactions (Continued)

additional capital, but we are not obligated to do so. During 2010 and 2009, we recognized a loss of $1 and $134, respectively, related to this investment. We, AIC, and the other shareholders of AIC are parties to an amended and restated shareholders agreement regarding AIC, which includes arbitration provisions for the resolution of disputes, claims and controversies. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.

        In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. Our total annual premiums paid under this program in 2010 were $2,308. Over time we expect to obtain more or all of our insurance coverage from AIC. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing insurance expenses or by realizing our pro-rata share of any profits of this insurance business. See Note 15 for a further description of our relationship with AIC.

Relationship with PTP

        We own a 40% interest in PTP and operate the two travel centers PTP owns for which we receive management and accounting fees. During the years ended December 31, 2010 and 2009, we recognized management and accounting fee income of $725 and $717, respectively, earned in connection with our operation of PTP's travel centers. The carrying value of the investment in PTP as of December 31, 2010 and 2009, was $17,542 and $17,744, respectively. At December 31, 2010 we had a net payable to PTP of $353. At December 31, 2009, we had a net receivable from PTP of $1,809. We recognized income of $758 and $520 during the years ended December 31, 2010 and 2009, respectively, as our share of PTP's net income. In June 2010, we received a $960 distribution from PTP. See Note 15 for a further description of these transactions and the related amounts.

17. Commitments and Contingencies

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

17. Commitments and Contingencies (Continued)

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

        From time to time we have received, and in the future likely will receive, notices of alleged violations of environmental laws or otherwise have become or will become aware of the need to undertake corrective actions to comply with environmental laws at our travel centers. Investigatory and remedial actions were, and regularly are, undertaken with respect to releases of hazardous substances at our travel centers. In some cases contributions were, and may be, received by us to partially offset environmental costs from insurers, from state funds established for environmental clean up associated with the sale of petroleum products or from indemnitors who agreed to fund certain environmental related costs at travel centers purchased from those indemnitors. To the extent we incur material amounts for environmental matters for which we do not receive insurance or other third party reimbursement or for which we have not previously recorded a reserve, our operating results may be materially adversely affected. In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed.

        At December 31, 2010, we had a gross accrued liability of $6,970 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, resulting in an estimated net amount of $1,445 that we expect to need to fund from future cash flows. We do not have a reserve for unknown current or potential future environmental matters. Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments. We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.

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

17. Commitments and Contingencies (Continued)

  •
  future environmental laws or regulations, including those regarding climate change, will not require us to expend significant amounts.

        The following table sets forth the various amounts regarding environmental matters, as of December 31, 2010 and 2009, recorded in our consolidated balance sheet as either current or noncurrent assets or liabilities.

	December 31,
	2010	2009
Gross liability for environmental matters:
Included in other current liabilities	$3,992	$6,012
Included in other noncurrent liabilities	2,978	3,493

Total recorded liabilities	6,970	9,505
Less-expected recoveries of future expenditures	(5,525)	(5,589)

Net estimated environmental costs to be funded by future operating cash flows	$1,445	$3,916

        While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future. We cannot be certain that additional contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future. If we discover additional environmental problems, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel, could negatively impact our business. Further, legislation and regulations that limit carbon emissions may cause our energy costs at our travel centers to increase.

        The following table sets forth the estimated gross amount of the cash outlays related to the matters for which we have accrued an environmental reserve. These cash expenditure amounts do not reflect any amounts for the expected recoveries as we cannot accurately predict the timing of those cash receipts. These estimated future gross cash disbursements are subject to change based on, among

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

17. Commitments and Contingencies (Continued)

other things, changes in the underlying remediation activities and changes in the regulatory environment.

Year Ending December 31,	Estimated Gross Future Expenditures
2011	$3,992
2012	1,978
2013	505
2014	495
2015 and thereafter	—

Total	$6,970

Legal Proceedings

        On February 1, 2008, a purported holder of our shares, Alan R. Kahn filed a purported derivative action in the Delaware Court of Chancery on behalf of us against members of our Board of Directors, HPT and RMR. This action alleges that our Directors breached their fiduciary duties in connection with our acquisition in 2007 of Petro Stopping Centers, L.P., or the Petro Acquisition, and our entering into the Petro Lease, which we entered into with HPT in connection with that acquisition, and seeks an award of unspecified damages and other relief. This action also appears to allege that RMR and HPT aided and abetted our Directors. Under our limited liability company agreement and agreements with RMR and HPT, we are liable to indemnify our Directors, HPT and RMR for liabilities, costs and expenses incurred by them in connection with this litigation. On May 6, 2008, we moved to dismiss this complaint. On June 20, 2008, the plaintiff filed an amended complaint making additional allegations regarding the members of our Board of Directors and withdrawing his request for reformation of the Petro Lease. On July 2, 2008, we moved to dismiss the amended complaint. On October 30, 2008, Mr. Kahn's claims against RMR were voluntarily dismissed. On December 11, 2008, our motion to dismiss the amended complaint was denied and a previously imposed stay of discovery was lifted. On January 21, 2009, HPT sent a letter to the plaintiff demanding arbitration of his claims pursuant to the terms of the Petro Lease. On January 31, 2011, we and HPT entered into the Amendment Agreement, which amended our leases and rent deferral agreement with HPT. Counsel for Mr. Kahn participated in the negotiation of certain aspects of that agreement. In connection with those negotiations, the parties involved in the litigation agreed to settle the lawsuit. Specifically, in exchange for settling the litigation, HPT agreed to waive payment of the first $2,500 of percentage rent that becomes due under the Petro Lease. The settlement is subject to approval by the Delaware Court of Chancery. Litigation and a court approval process sometimes produce unexpected results. We can provide no assurance that the required court approval will be obtained or that this settlement will be concluded.

        In July 2008, Riverside County in the State of California filed litigation against us in the Superior Court of California for Riverside County, seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to management of underground storage tanks. In April 2009, the California Attorney General intervened in the action. The California Attorney General's complaint repeats many of the allegations made by Riverside County and adds allegations of

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

17. Commitments and Contingencies (Continued)

past violations of state laws and regulations governing the management of hazardous wastes. The complaints by the Attorney General and the Riverside County District Attorney do not identify the amount of civil penalties sought. The Attorney General and the District Attorney recently filed a consolidated complaint in which they combined the allegations of their previous separate complaints into a single complaint. The consolidated complaint does not change the substance of the claims alleged against us. We disagree with these allegations and intend to defend these lawsuits.

        In May 2010, the California Attorney General filed a separate litigation against us in the Superior Court of California for Alameda County containing allegations of violations of underground storage tank laws and regulations at various facilities in Kern and Merced counties. On July 26, 2010, the California Attorney General voluntarily dismissed this litigation against us and, on September 2, 2010, refiled its complaint in the Superior Court of California for Merced County. The complaint does not identify the amount of civil penalties sought. We disagree with the Attorney General's allegations and intend to defend this lawsuit.

        Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in U.S. district courts in over 20 states. Major petroleum refineries and retailers have been named as defendants in one or more of these lawsuits. The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperature greater than 60 degrees Fahrenheit at the time of sale. One theory alleges that the plaintiffs purchased smaller amounts of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy. A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers. These "tax" cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays. We believe that there are substantial factual and legal defenses to the theories alleged in these so called "hot fuel" lawsuits. The "temperature" cases seek nonmonetary relief in the form of an order requiring the defendants to install temperature correcting equipment on their retail fuel pumps. They also seek monetary relief in the form of damages. The plaintiffs have not quantified the damages they seek. The "tax" cases also seek monetary relief. Plaintiffs have proposed a formula (which we dispute) to measure these damages as the difference between the amount of fuel excise taxes paid by defendants and the amount collected by defendants on motor fuel sales. Plaintiffs have taken the position in filings with the Court that under this approach, our damages for an eight-year period for one state would be approximately $10,700. We deny liability and disagree with the plaintiff's position. The cases have been consolidated in the U.S. District Court for the District of Kansas pursuant to multi-district litigation procedures. On Friday, May 28, 2010, the Court ruled that, with respect to two cases originally filed in U.S. District Court in the state of Kansas, it would grant plaintiffs' motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel), and that it would defer plaintiffs' motion to certify a class with respect to damages. A TA entity was named in one of those two Kansas cases, but the Court ruled that the named plaintiffs were not sufficient to represent a class as to TA, and as a result, there has been no class certified as to TA. The U.S. Court

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

17. Commitments and Contingencies (Continued)

of Appeals for the Tenth Circuit has denied a request for interlocutory review of the Court's class certification decision, and the litigation in the Kansas cases is proceeding. The U.S. District Court for the District of Kansas has not issued a decision on class certification with respect to the remaining cases that have been consolidated in the multi-district litigation and discovery in those cases is ongoing. Because these various motions are pending, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits. However, the continued cost of litigating these cases could be significant.

        On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the U.S. District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant, which was allowed on March 25, 2010. The amended complaint also adds as defendants Ceridian Corporation, Pilot Travel Centers LLC and Love's Travel Stops & Country Stores, Inc. Comdata markets fuel cards which are used for payments by trucking companies to truck stops. The amended complaint alleges antitrust violations arising out of Comdata's contractual relationships with truck stops in connection with its fuel cards. The plaintiffs are seeking unspecified damages and injunctive relief. This case is in the discovery stage. We believe that there are substantial factual and legal defenses to the plaintiffs' claims against us, but that the costs to defend this case could be significant.

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

18. Other Information

	Years Ended December 31,
	2010	2009
Operating expenses included the following:
Repairs and maintenance expenses	$33,643	$31,416
Advertising expenses	$17,095	$15,188
Taxes other than payroll and income taxes	$16,920	$16,225

        Interest expense consisted of the following:

	Years Ended December 31,
	2010	2009
HPT rent classified as interest expense	$8,744	$9,076
Interest on deferred rent obligation to HPT	14,100	—
Amortization of deferred financing costs	285	3,408
Other	1,368	1,990

Interest expense	$24,497	$14,474

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

19. Selected Quarterly Financial Data (unaudited)

        During the fourth quarter of 2009, we wrote off intangible assets in the amount of $2,322 related to four franchise agreements with one franchisee that terminated in January 2010. See Note 7 for further detail.

        The following is a summary of our unaudited quarterly results of operations for 2010 and 2009 (dollars in thousands, except per share amounts):

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,383,619	$1,504,491	$1,513,110	$1,561,261
Gross profit (excluding depreciation)	204,979	253,060	260,283	224,529
Income (loss) from operations	(35,825)	6,719	10,112	(22,543)
Net income (loss)	$(41,216)	$1,173	$4,466	$(29,994)
Net income (loss) per share:
Basic	$(2.39)	$0.07	$0.26	$(1.71)
Diluted	$(2.39)	$0.07	$0.26	$(1.71)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$966,629	$1,128,259	$1,281,919	$1,323,013
Gross profit (excluding depreciation)	216,552	225,998	232,596	202,397
Loss from operations	(15,464)	(11,560)	(9,192)	(40,740)
Net income (loss)	$(18,039)	$(15,037)	$(12,237)	$(44,561)
Net loss per share:
Basic	$(1.08)	$(0.90)	$(0.73)	$(2.65)
Diluted	$(1.08)	$(0.90)	$(0.73)	$(2.65)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC
February 18, 2011	By:	/s/ ANDREW J. REBHOLZ
		Name:	Andrew J. Rebholz
		Title:	Executive Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. O'BRIEN Thomas M. O'Brien	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	February 18, 2011
/s/ ANDREW J. REBHOLZ Andrew J. Rebholz	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2011
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Director	February 18, 2011
/s/ PATRICK F. DONELAN Patrick F. Donelan	Independent Director	February 18, 2011
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Independent Director	February 18, 2011
/s/ ARTHUR G. KOUMANTZELIS Arthur G. Koumantzelis	Independent Director	February 18, 2011