Form 10-Q
period 2011-03-31
TRAVELCENTERS OF AMERICA LLC
filed 2011-05-09
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of Common Shares outstanding at May 5, 2011:18,016,196 common shares.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

March 31, 2011

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$53,205	$125,396
Accounts receivable (less allowance for doubtful accounts of $2,109 as of March 31, 2011 and $2,023 as of December 31, 2010)	144,595	82,374
Inventories	151,744	139,810
Other current assets	62,503	54,596
Total current assets	412,047	402,176

Property and equipment, net	448,518	438,649
Intangible assets, net	25,005	25,749
Other noncurrent assets	27,513	27,515
Total assets	$913,083	$894,089

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$146,975	$110,228
Other current liabilities	128,944	129,943
Total current liabilities	275,919	240,171

Noncurrent HPT Lease liabilities	366,959	367,845
Other noncurrent liabilities	34,918	34,768
Total liabilities	677,796	642,784

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 18,683,666 shares authorized at March 31, 2011 and December 31, 2010, and 18,016,196 shares issued and outstanding at March 31, 2011 and December 31, 2010	547,607	547,066
Accumulated other comprehensive income	1,373	1,193
Accumulated deficit	(313,693)	(296,954)
Total shareholders’ equity	235,287	251,305

Total liabilities and shareholders’ equity	$913,083	$894,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010

Revenues:
Fuel	$1,493,286	$1,118,569
Nonfuel	285,378	261,759
Rent and royalties	3,450	3,291
Total revenues	1,782,114	1,383,619

Cost of goods sold (excluding depreciation):
Fuel	1,432,408	1,068,336
Nonfuel	120,223	110,304
Total cost of goods sold (excluding depreciation)	1,552,631	1,178,640

Operating expenses:
Site level operating	163,578	152,544
Selling, general & administrative	21,202	19,328
Real estate rent	47,310	58,538
Depreciation and amortization	11,715	10,394
Total operating expenses	243,805	240,804

Loss from operations	(14,322)	(35,825)

Income (loss) from equity investees	(179)	77
Interest income	164	231
Interest expense	(2,182)	(5,529)
Loss before income taxes	(16,519)	(41,046)
Provision for income taxes	220	170
Net loss	$(16,739)	$(41,216)

Net loss per share:
Basic and diluted	$(0.93)	$(2.39)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(16,739)	$(41,216)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash rent expense	(1,325)	15,134
Share based compensation expense	541	272
Depreciation and amortization	11,715	10,394
Loss (income) from equity investees	179	(77)
Amortization of deferred financing costs	70	70
Deferred income tax provision	(270)	—
Provision for doubtful accounts	71	403
Changes in assets and liabilities:
Accounts receivable	(62,237)	(12,964)
Inventories	(11,915)	4,608
Other current assets	(8,073)	(1,436)
Accounts payable and other current liabilities	38,532	30,166
Cash received for tenant improvements	—	1,796
Other, net	(30)	(705)
Net cash (used in) provided by operating activities	(49,481)	6,445

Cash flows from investing activities:
Investment in equity investee	—	(20)
Proceeds from asset sales	57	2
Capital expenditures	(22,276)	(6,102)
Net cash used in investing activities	(22,219)	(6,120)

Cash flows from financing activities:
Sale/leaseback financing obligation payments	(512)	(696)
Net cash used in financing activities	(512)	(696)

Effect of exchange rate changes on cash	21	17

Net decrease in cash	(72,191)	(354)

Cash and cash equivalents at the beginning of the period	125,396	155,632
Cash and cash equivalents at the end of the period	$53,205	$155,278

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest)	$3,910	$4,597
Income taxes paid (net of refunds)	(24)	101

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

Our travel centers typically include over 20 acres of land and provide our customers with diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel and convenience stores and other driver amenities.  We also collect rents and franchise royalties from our franchisees.

At March 31, 2011, our business included 229 travel centers in 41 states and in Canada, 166 of which were operated under the “Travel Centers of America” or “TA” brand names and 63 of which were operated under the “Petro” brand name.  We operated 188 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 41 of these travel centers, including 10 travel centers which our franchisees sublease from us and 31 travel centers which our franchisees own or lease from other lessors.  We lease 145 of our TA branded sites and 40 of our Petro branded sites under leases with subsidiaries of Hospitality Properties Trust, or HPT, which we refer to as the TA Lease and Petro Lease, respectively, and which we refer to collectively as the HPT Leases.  See Note 5 for a further description of the HPT Leases.

The accompanying condensed consolidated financial statements are unaudited.  These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements.  Therefore, the disclosures do not include all the information necessary for complete financial statements in accordance with GAAP.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.  For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  We have reclassified certain prior year amounts to be consistent with the current year presentation.

2.                                      Earnings Per Share

Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings with all of our other common shares.  The following table presents the weighted average common shares and weighted average unvested common shares included as participating securities.

	Three Months Ended March 31,
	2011	2010

Weighted average common shares(1)	16,612,906	16,218,843
Weighted average unvested common shares included as participating securities	1,403,290	1,050,583
Total weighted average common shares and participating securities included in the earnings per share computation	18,016,196	17,269,426

(1)  Includes only vested shares granted under our share award plan and excludes the unvested shares granted under that plan.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

3.                                      Other Comprehensive Income (Loss)

The following table summarizes the components of other comprehensive income (loss):

	Three Months Ended March 31,
	2011	2010

Net loss	$(16,739)	$(41,216)
Foreign currency translation adjustment, net of taxes of $64 and $81, respectively	176	224
Other	4	—
Other comprehensive income (loss)	$(16,559)	$(40,992)

4.                                      Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2011	2010

Nonfuel merchandise	$112,285	$105,196
Petroleum products	39,459	34,614
Total inventories	$151,744	$139,810

5.                                      Related Party Transactions

Relationship with HPT

We were created as a separate public company in 2007 as a result of our spin off from HPT.  HPT is our largest shareholder, owning 1,540,000 of our shares (8.5% of our outstanding shares at March 31, 2011).  One of our Managing Directors is also a Managing Trustee of HPT.  Reit Management & Research LLC, or RMR, provides management services to both us and HPT, and our President, Chief Executive Officer and Managing Director and our Executive Vice President, Chief Financial Officer and Treasurer are also officers of RMR; our other Managing Director is the Chairman and majority owner of RMR; and our Independent Directors also serve as Independent Directors or Independent Trustees of other companies managed by RMR.

The following table summarizes the various amounts related to our HPT Leases that are reflected in our operating results and a reconciliation of those amounts to our consolidated financial statements:

	Three Months Ended March 31,
	2011	2010
Cash payments for minimum rent for HPT Leases and interest on deferred rent obligation	$48,744	$43,977
Rent for improvements sold to HPT	31	31
Rent for ground leases acquired by HPT	1,224	1,209
Total cash payments to HPT	49,999	45,217
Required straight line rent adjustments	315	2,186
Rent deferred under rent deferral agreement	—	15,000
Less interest paid on deferred rent obligation	(1,450)	(1,850)
Less sale/leaseback financing obligation amortization	(512)	(696)
Less amount recognized as interest expense	(1,847)	(2,186)
Less deferred leasehold improvements allowance amortization	(1,692)	(1,692)
Rent expense related to HPT Leases	44,813	55,979
Rent paid to others (1)	2,444	2,491
Straight line rent adjustments for other leases	53	68
Total real estate rent expense	$47,310	$58,538

(1)  Includes rent paid directly to HPT’s landlord under leases for properties we sublease from HPT.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

The following table summarizes the various amounts related to our HPT Leases that are included in our balance sheets.

	March 31,	December 31,
	2011	2010

Included in other current liabilities:
Accrued rent	$15,779	$14,279
Current portion of sale/leaseback financing obligation (1)	2,083	3,162
Interest payable on deferred rent obligation (2)	—	1,450
Current portion of deferred tenant improvements allowance(4)	6,769	6,769
Total in other current liabilities	$24,631	$25,660

Included in noncurrent HPT Lease liabilities:
Deferred rent obligation (2)	$150,000	$150,000
Sale/leaseback financing obligation (1)	95,869	95,302
Straight line rent accrual (3)	48,329	48,090
Total noncurrent HPT Lease obligations	294,198	293,392
Deferred tenant improvements allowance (4)	72,761	74,453
Total noncurrent HPT Lease liabilities	$366,959	$367,845

(1)                                     Sale/leaseback Financing Obligation.  GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheet the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from HPT because we sublease more than a minor portion of those travel centers to third parties, and one travel center did not qualify for operating lease treatment for other reasons.  Accordingly, we recorded the leased assets at these travel centers at an amount equal to HPT’s recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale/leaseback financing obligation in our consolidated balance sheet.  We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the sale/leaseback financing obligation and a portion as interest expense in our consolidated statements of operations.  We determined the allocation of these rent payments to the liability and to interest expense using the effective interest method.

(2)                                     Deferred Rent Obligation.  Under the original terms of our rent deferral agreement with HPT, which we entered with HPT in 2008, we had the option to defer up to $5,000 of rent payable to HPT each month through December 31, 2010, and all deferred rent obligation not previously paid (and related interest thereon) was contractually due no later than July 1, 2011.  Through December 31, 2010, we had deferred a total of $150,000.  In January 2011, the deferral agreement was amended and, among other things, the payment date of the deferred rent obligation was revised so that $107,085 is now due in December 2022 and $42,915 is now due in June 2024.

(3)                                 Straight Line Rent Accrual.  The TA Lease includes scheduled rent increases over the lease term, as do certain of the leases for properties we sublease from HPT but pay the rent directly to HPT’s landlord.  We recognize the effects of those scheduled rent increases in rent expense over the lease term on a straight line basis, with offsetting entries to this accrual balance.

(4)                                     Deferred Tenant Improvements Allowance.  In connection with the commitment by HPT to fund up to $125,000 of capital projects at the sites we lease under the TA Lease without an increase in rent payable by us, we recognized a liability for the deferred rent related to this tenant improvements allowance.  This deferred tenant improvements allowance was initially recorded at an amount equal to the leasehold improvements receivable we recognized for the discounted value of the then expected future amounts to be received from HPT, based upon our expected timing at that time of receipt of those tenant improvements funding payments.  We amortize the deferred tenant improvements allowance on a straight line basis over the term of the TA Lease as a reduction to rent expense.

On August 11, 2008, we entered a rent deferral agreement with HPT.  During 2010, under the terms of the deferral agreement we deferred $5,000 of rent payments to HPT each month and paid interest to HPT monthly in arrears at the rate of 1% per month.  As

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

of December 31, 2010, we had deferred an aggregate of $150,000 of rent payable to HPT.  During the first quarter of 2010 we recognized $2,850 of interest expense on the deferred rent obligation, $1,850 of which was paid to HPT during the 2010 first quarter.

In January 2011, we and HPT entered an Amendment Agreement that amended the TA Lease, the Petro Lease and our rent deferral agreement with HPT.  This agreement provided for the following:

•                  The minimum annual rent payable by us to HPT under the TA Lease was reduced effective January 1, 2011, by approximately $29,983, so that rent was reduced to $135,139 per year until February 1, 2012, when it will increase to $140,139 per year through the end of the lease term in December 2022.

•                  A $5,000 increase in annual minimum rent payable by us to HPT under the TA Lease that was scheduled to begin on February 1, 2011 was eliminated.

•                  The minimum annual rent payable by us to HPT under the Petro Lease was reduced effective January 1, 2011, by approximately $12,017, so that the annual rent was reduced to $54,160 through the end of the lease term in June 2024.

•                  The due date for the $150,000 of rent we had deferred as of December 31, 2010, was extended from July 1, 2011, so that $107,085 is due and payable on December 31, 2022, and the remaining $42,915 is due and payable on June 30, 2024.  Interest ceased to accrue on the deferred rent obligation effective January 1, 2011.  The full amount of the deferred rent obligation shall be due and begin to accrue interest if certain events provided in the Amendment Agreement occur, including a change of control of us.

•                  Subject to court approval of a settlement of the derivative action described in Note 6, HPT will waive payment of the first $2,500 of percentage rent that may become due under the Petro Lease.

•                  Except as amended, the HPT Leases and the provisions of the rent deferral agreement remain in effect.

Under the TA Lease, we received funding from HPT for certain tenant improvements we made to properties owned by HPT with no increase in our rent payable to HPT.  All improvements funded by HPT under this tenant improvements allowance are owned by HPT.  The amount of such funding originally was limited to $125,000 with no more than $25,000 of funding permitted in any one year.  On May 12, 2008, we and HPT amended the TA Lease.  This lease amendment permitted us to request funding from HPT for qualified improvements which we have made or may make to the travel centers leased from HPT under the TA Lease on an expedited basis.  During the three months ended March 31, 2010, we received funding of $1,796 from HPT for qualifying tenant improvements.  As of September 30, 2010, we had received all of the $125,000 tenant improvements allowance available under our lease from HPT without an increase in rent payments.  Portions of this amount were discounted pursuant to the terms of the lease because we elected to receive those funds on an accelerated basis.

Relationship with RMR

Under our business management and shared services agreement, we pay RMR an annual business management fee equal to 0.6% of the sum of our gross fuel margin (which is our fuel sales revenues less our cost of fuel sales) plus our total nonfuel revenues.  The fee is payable monthly based on the prior month’s margin and revenues.  This fee totaled $2,019 and $1,925 for the three months ended March 31, 2011 and 2010, respectively.  We are also generally responsible for all of our expenses and certain expenses incurred by RMR on our behalf.

Relationship with AIC

We, RMR, HPT and four other companies to which RMR provides management services each currently own approximately 14.29% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Directors and nearly all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  As of March 31, 2011, we have invested $5,233 in AIC since its formation in November 2008.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  During the first quarter of 2011 and 2010, we recognized income and losses of $35 and $28, respectively, related to this investment.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer.  Our total annual premium for this insurance was $2,308, of which $577 was recognized in expense during the three months ended March 31, 2011; this program was not in effect in the comparable 2010 period.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Relationship with PTP

We own a 40% interest in Petro Travel Plaza Holdings LLC, or PTP, and operate the two travel centers PTP owns for which we receive management and accounting fees.  Tejon Development Corporation, or Tejon, the 60% owner of PTP, is an unrelated party.  During the three months ended March 31, 2011 and 2010, we recognized management and accounting fee income of $200 and $163, respectively, earned in connection with our operation of PTP’s travel centers.  The carrying value of our investment in PTP as of March 31, 2011 and December 31, 2010, was $17,326 and $17,542, respectively.  At March 31, 2011 and December 31, 2010 we had a net payable to PTP of $972 and $353, respectively.  During the three months ended March 31, 2011 we recognized losses of $214 as our share of PTP’s net loss for that period and during the three months ended March 31, 2010, we recognized income of $105 as our share of PTP’s net income for that period.

6.                                      Commitments and Contingencies

Contingencies

As of March 31, 2011, we were committed to acquire seven operating travel centers for approximately $30,000.  We expect these purchases to close during the second quarter of 2011.

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

We offer a warranty of our workmanship in our truck service facilities, but we believe the annual warranty expense and corresponding liability are not material to us.

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

From time to time we have received, and in the future likely will receive, notices of alleged violations of environmental laws or otherwise have become or will become aware of the need to undertake corrective actions to comply with environmental laws at our travel centers.  Investigatory and remedial actions were, and regularly are, undertaken with respect to releases of hazardous substances at our travel centers.  In some cases contributions were, and may be, received by us to partially offset environmental costs from insurers, from state funds established for environmental clean up associated with the sale of petroleum products or from indemnitors who agreed to fund certain environmental related costs at travel centers purchased from those indemnitors.  To the extent we incur material amounts for environmental matters for which we do not receive insurance or other third party reimbursement or for which we have not previously recorded a reserve, our operating results may be materially adversely affected and our obligations to fund these amounts could materially impact our liquidity.  In addition, to the extent we fail to comply with environmental laws and regulations,

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed.

At March 31, 2011, we had a gross accrued liability of $7,363 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $3,404, resulting in an estimated net amount of $3,959 that we expect to need to fund from future cash flows.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.

We have insurance of up to $35,000 for environmental liabilities at certain of our travel centers that were known at the time the policies were issued, and up to $60,000 for environmental liabilities not known by us at the time the policies were issued, subject, in each case, to certain limitations and deductibles.  However, as noted above, we can provide no assurance that:

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

While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future.  We cannot be certain that additional contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future.  If we discover additional environmental problems, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts.  For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel, could negatively impact our business.  Further, legislation and regulations that limit carbon emissions also may cause our energy costs at our travel centers to increase.

Legal Proceedings

On February 1, 2008, a purported holder of our shares, Alan R. Kahn filed a purported derivative action in the Delaware Court of Chancery on behalf of us against members of our Board of Directors, HPT and RMR.  This action alleges that our Directors breached their fiduciary duties in connection with our acquisition in 2007 of Petro Stopping Centers, L.P., or the Petro Acquisition, and our entering into the Petro Lease, and seeks an award of unspecified damages and other relief.  This action also appears to allege that RMR and HPT aided and abetted our Directors.  Under our limited liability company agreement and agreements with RMR and HPT, we are liable to indemnify our Directors, HPT and RMR for liabilities, costs and expenses incurred by them in connection with this litigation.  On May 6, 2008, we moved to dismiss this complaint.  On June 20, 2008, the plaintiff filed an amended complaint making additional allegations regarding the members of our Board of Directors and withdrawing his request for reformation of the Petro Lease.  On July 2, 2008, we moved to dismiss the amended complaint.  On October 30, 2008, Mr. Kahn’s claims against RMR were voluntarily dismissed.  On December 11, 2008, our motion to dismiss the amended complaint was denied and a previously imposed stay of discovery was lifted.  On January 21, 2009, HPT sent a letter to the plaintiff demanding arbitration of his claims pursuant to the terms of the Petro Lease.  On January 31, 2011, we and HPT entered into the Amendment Agreement, which amended our leases and rent deferral agreement with HPT.  Counsel for Mr. Kahn participated in the negotiation of certain aspects of that agreement.  In connection with those negotiations, the parties involved in the litigation agreed to settle the lawsuit.  Specifically, in

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

exchange for settling the litigation, HPT agreed to waive payment of the first $2,500 of percentage rent that becomes due under the Petro Lease.  The settlement is subject to approval by the Delaware Court of Chancery.  The Delaware Court of Chancery has scheduled a hearing to consider the proposed settlement for June 28, 2011.  We have recorded an accrual of $675 for the estimated amount of fees we may pay to Mr. Kahn’s attorney if the settlement is approved.  Litigation and a court approval process sometimes produce unexpected results.  We can provide no assurance that the required court approval will be obtained or that this settlement will be concluded.

In July 2008, Riverside County in the State of California filed litigation against us in the Superior Court of California for Riverside County, seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to management of underground storage tanks.  In April 2009, the California Attorney General intervened in the action.  The California Attorney General’s complaint repeats many of the allegations made by Riverside County and adds allegations of past violations of state laws and regulations governing the management of hazardous wastes.  The complaints by the Attorney General and the Riverside County District Attorney do not identify the amount of civil penalties sought.  The Attorney General and the District Attorney recently filed a consolidated complaint in which they combined the allegations of their previous separate complaints into a single complaint and added as an additional defendant HPT TA Properties Trust, which is a subsidiary of HPT and a landlord under the TA Lease.  Under the TA Lease, we are liable to indemnify HPT TA Properties Trust for any liabilities, costs and expenses it incurs in connection with this litigation.  The consolidated complaint does not change the substance of the claims alleged against us.  We disagree with these allegations and intend to defend these lawsuits.  The court has scheduled the case for a trial beginning on November 7, 2011.

In May 2010, the California Attorney General filed a separate litigation against us, HPT TA Properties Trust, PTP and affiliates of Tejon in the Superior Court of California for Alameda County containing allegations of violations of underground storage tank laws and regulations at various facilities in Kern and Merced counties.  On July 26, 2010, the California Attorney General voluntarily dismissed this litigation against us and the other named defendants, and on September 2, 2010, refiled its complaint against the same defendants in the Superior Court of California for Merced County.  The complaint does not identify the amount of civil penalties sought.  Under the TA Lease and our agreements with Tejon, we are liable to indemnify HPT TA Properties Trust and Tejon for any liabilities, costs and expenses they incur in connection with this litigation.  We disagree with the Attorney General’s allegations and intend to defend this lawsuit.  The parties are presently engaged in discovery and the court has not yet set a date for a trial.

Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in U.S. district courts in over 20 states.  Major petroleum refineries and retailers have been named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperature greater than 60 degrees Fahrenheit at the time of sale.  One theory alleges that the plaintiffs purchased smaller amounts of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy.  A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  These “tax” cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays.  We believe that there are substantial factual and legal defenses to the theories alleged in these so called “hot fuel” lawsuits.  The “temperature” cases seek nonmonetary relief in the form of an order requiring the defendants to install temperature correcting equipment on their retail fuel pumps and monetary relief in the form of damages, but the plaintiffs have not quantified the damages they seek.  The “tax” cases also seek monetary relief.  Plaintiffs have proposed a formula (which we dispute) to measure these damages as the difference between the amount of fuel excise taxes paid by defendants and the amount collected by defendants on motor fuel sales.  Plaintiffs have taken the position in filings with the Court that under this approach, our damages for an eight-year period for one state would be approximately $10,700.  We deny liability and disagree with the plaintiff’s positions.  All of these cases have been consolidated in the U.S. District Court for the District of Kansas pursuant to multi-district litigation procedures.  On May 28, 2010, that Court ruled that, with respect to two cases originally filed in the U.S. District Court for the District of Kansas, it would grant plaintiffs’ motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel), and that it would defer plaintiffs’ motion to certify a class with respect to damages.  A TA entity was named in one of those two Kansas cases, but the Court ruled that the named plaintiffs were not sufficient to represent a class as to TA, and as a result, there has been no class certified as to TA.  The U.S. Court of Appeals for the Tenth Circuit has denied a request for interlocutory review of the Court’s class certification decision, and the litigation in the Kansas cases is proceeding.  The U.S. District Court for the District of Kansas has not issued a decision on class certification with respect to the remaining cases that have been consolidated in the multi-district litigation and discovery in those cases is ongoing.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Because these various motions are pending, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.  However, the continued cost of litigating these cases could be significant.

On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the U.S. District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant, which was allowed on March 25, 2010.  The amended complaint also added as defendants Ceridian Corporation, Pilot Travel Centers LLC and Love’s Travel Stops & Country Stores, Inc.  Comdata markets fuel cards which are used for payments by trucking companies at truck stops.  The amended complaint alleged antitrust violations arising out of Comdata’s contractual relationships with truck stops in connection with its fuel cards.  The plaintiffs have sought unspecified damages and injunctive relief.  On March 24, 2011, the Court dismissed the claims against TA in the amended complaint, but granted plaintiffs leave to file a new amended complaint. Four independent truck stop owners, as plaintiffs, filed a new amended complaint on April 21, 2011, repleading their claims.  We intend to renew our motion to dismiss the new amended complaint with prejudice.  We believe that there are substantial factual and legal defenses to the plaintiffs’ claims against us, but that the costs to defend this case could be significant.

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

Our effective tax rate for the three months ended March 31, 2011 and 2010, differed from the amounts expected to be calculated at the statutory rate primarily due to recognition of a valuation allowance related to our operating losses as a result of the uncertainty regarding future taxable income.  Additionally, our income tax provision represents certain minimum state income taxes and the recognition of deferred tax liabilities related to the tax amortization of indefinite lived intangible assets that cannot be used to reduce existing deferred tax assets.

8.                                      Other Information

Interest expense consisted of the following:

	Three Months Ended March 31,
	2011	2010
HPT rent classified as interest	$1,847	$2,186
Interest on deferred rent obligation to HPT	—	2,850
Amortization of deferred financing costs	70	70
Other	265	423
Interest expense	$2,182	$5,529

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollars in thousands)

The following discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010, or our Annual Report.

Our revenues and income are subject to potentially material changes as a result of the market prices of diesel fuel and gasoline, as well as the availability of these products.  These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment.  During the first quarter of 2011, the political unrest in Northern Africa and the Middle East led to increased prices and volatility for petroleum products such as diesel fuel and gasoline.  Over the past few years there has been significant volatility in the cost of fuel.  During 2010, fuel prices generally declined during the second and third quarters, then rose during the fourth quarter and those increases continued during the first quarter of 2011.  Additionally, fuel prices were more volatile during the first three months of 2011 than during the comparable period of 2010.  We expect that these significant changes in our costs for these products can largely be passed on to our customers, but often there are delays in passing on price changes that can affect our fuel gross margins.  Although other factors have an effect, fuel gross margins per gallon tend to be lower during periods of rising fuel prices and higher during periods of falling fuel prices.  Also, fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements.  We expect that the fuel markets will continue to be volatile for the foreseeable future.

The trucking industry is the primary customer for our goods and services.  Freight and trucking demand in the U.S. generally reflects the level of commercial activity in the U.S. economy.  The condition of the U.S. economy generally, and the financial condition and activity of the trucking industry in the U.S. specifically, impacted our financial results during the first quarters of 2010 and 2011 and we expect that they will continue to impact our financial results in future periods.  While the U.S. economy recently has shown signs of growing, recent economic activity is still below pre-recession levels and the strength and sustainability of any economic recovery is uncertain.  If the U.S. economy continues to operate as it has over the past few years or if it worsens, our financial results may not improve and may decline, resulting in our experiencing losses from our operations.  Also, our operating results are typically at their lowest in the first quarter of the year because freight movement by professional truck drivers and motorist travel are at their lowest levels of the year during the winter months and certain of our expenses are fixed.

The following charts compare our fuel sales volumes, both in total and on a same site basis, for the periods indicated.

Change in Total Fuel Sales Volume (1)	2011 compared to 2010	2010 compared to 2009	2009 compared to 2008	2008 compared to 2007

First quarter ended March 31	-0.5%	8.9%	-17.3%	22.7%
Second quarter ended June 30		6.4%	-9.7%	0.2%
Third quarter ended September 30		4.8%	-2.5%	-19.0%
Fourth quarter ended December 31		1.6%	3.3%	-15.4%
Full year		5.3%	-7.0%	-4.7%

Same Site Change in Fuel Sales Volume (2)	2011 compared to 2010	2010 compared to 2009	2009 compared to 2008	2008 compared to 2007

First quarter ended March 31	-1.4%	9.1%	-16.3%	-12.9%
Second quarter ended June 30		7.1%	-10.7%	-16.3%
Third quarter ended September 30		5.6%	-3.6%	-17.2%
Fourth quarter ended December 31		2.3%	2.4%	-13.8%
Full year		6.0%	-7.4%	-15.0%

(1)  Includes volumes sold by TA’s predecessor prior to January 31, 2007, and excludes volumes sold at Petro sites prior to the May 30, 2007 acquisition by TA.

(2)  Includes travel centers that were continuously operated by TA, by its predecessor (prior to January 31, 2007) or by the previous owner of the Petro sites (prior to the acquisition by TA on May 30, 2007) during the periods presented.

On January 31, 2011, we entered into an amendment to our leases and rent deferral agreement with HPT that is further described below under “Related Party Transaction” and that reduced our payments to HPT, as well as the associated expenses, for both rent and interest on our deferred rent obligation.

There can be no assurance that industry conditions will not deteriorate or that any one or more of the risks identified under the section “Risk Factors,” “Warning Regarding Forward Looking Statements” or elsewhere in our Annual Report, under “Warning Regarding Forward Looking Statements” or elsewhere in this Quarterly Report on Form 10-Q, or some other unidentified risk will not manifest itself in a manner which is material and adverse to our results of operations, cash flow or financial position.

Number of Travel Center Sites

The following table summarizes the changes in the number of travel center sites (company operated, franchisee leased and operated or franchisee owned and operated) from December 31, 2009 through March 31, 2011:

			Franchisee
			Owned
	Company	Franchisee	and
	Operated	Operated	Operated	Total
Number of travel centers at December 31, 2009	188	10	35	233

January - March 2010 Activity:
Terminated franchised travel centers	—	—	(4)	(4)
Number of travel centers at March 31, 2010	188	10	31	229

April - December 2010 Activity:
Terminated franchised travel center	—	—	(1)	(1)
Number of travel centers at December 31, 2010	188	10	30	228

January – March 2011 Activity:
Opened franchised travel center	—	—	1	1
Number of travel centers at March 31, 2011	188	10	31	229

We acquired one travel center during the first quarter of 2011 that we expect to open for business as a company operated site during the second quarter of 2011.  In addition, during the second quarter of 2011 we expect to acquire seven operating travel centers and to operate those sites as company operated sites.  Subsequent to March 31, 2011, we agreed to franchise a travel center in Virginia.  We expect our new franchisee will be rebranded as a Petro Stopping Center during the second quarter of 2011.

Relevance of Fuel Revenues

Due to volatile pricing of fuel products and our pricing to fuel customers, we believe that fuel revenue is not a reliable metric for analyzing our results of operations from period to period.  As a result solely of changes in fuel prices, our fuel revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin per gallon.  We consider fuel volumes and fuel gross margin to be better measures of comparative performance than fuel revenues.  However, fuel pricing and revenues can impact our working capital requirements; see “Liquidity and Capital Resources” below.

Results of Operations (dollars in thousands)

Three months ended March 31, 2011 compared to March 31, 2010

The following table summarizes our results for the three month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,		$	%
(dollars in thousands)	2011	2010	Change	Change

Revenues:
Fuel	$1,493,286	$1,118,569	$374,717	33.5%
Nonfuel	285,378	261,759	23,619	9.0%
Rent and royalties	3,450	3,291	159	4.8%
Total revenues	1,782,114	1,383,619	398,495	28.8%

Cost of goods sold (excluding depreciation):
Fuel	1,432,408	1,068,336	364,072	34.1%
Nonfuel	120,223	110,304	9,919	9.0%
Total cost of goods sold (excluding depreciation)	1,552,631	1,178,640	373,991	31.7%

Operating expenses:
Site level operating expenses	163,578	152,544	11,034	7.2%
Selling, general & administrative expense	21,202	19,328	1,874	9.7%
Real estate rent	47,310	58,538	(11,228)	-19.2%
Depreciation and amortization expense	11,715	10,394	1,321	12.7%
Total operating expenses	243,805	240,804	3,001	1.2%

Loss from operations	(14,322)	(35,825)	21,503	-60.0%
Income (loss) from equity investees	(179)	77	(256)	-332.5%
Interest income	164	231	(67)	-29.0%
Interest expense	(2,182)	(5,529)	3,347	-60.5%
Loss before income taxes	(16,519)	(41,046)	24,527	-59.8%
Provision for income taxes	220	170	50	29.4%
Net loss	$(16,739)	$(41,216)	$24,477	-59.4%

Same Site Comparisons. As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we include a travel center in the following same site comparisons only if we or a franchisee continuously operated it from January 1, 2010, through March 31, 2011.  We do not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered.

	Three Months Ended March 31,		$	%
(gallons and dollars in thousands)	2011	2010	Change	Change

Number of company operated travel centers	185	185	—	—

Fuel sales volume (gallons) (1)	475,076	481,780	(6,704)	-1.4%
Fuel revenues(1)	$1,418,456	$1,073,242	$345,214	32.2%
Fuel gross margin(1)	$60,387	$49,985	$10,402	20.8%
Fuel gross margin per gallon(1)	$0.127	$0.104	$0.023	22.1%
Total nonfuel revenues (1)	$284,602	$260,635	$23,967	9.2%
Nonfuel gross margin(1)	$164,707	$150,850	$13,857	9.2%
Nonfuel gross margin percentage(1)	57.9%	57.9%		—
Total gross margin(1)	$225,094	$200,835	$24,259	12.1%
Operating expenses (1) (2)	$162,765	$151,740	$11,025	7.3%
Net site level gross margin in excess of site level operating expenses(1) (2)	$62,329	$49,095	$13,234	27.0%

Number of franchisee operated travel centers	40	40	—	—
Rent and royalty revenues	$3,290	$3,111	$179	5.8%

(1)                  Includes fuel volume, gross margin, revenues and expenses of company operated travel centers only.

(2)                  Excludes real estate rent expense.

Revenues.  Revenues for the three month period ended March 31, 2011, were $1,782,114, which represented an increase from the quarter ended March 31, 2010, of $398,495, or 28.8%, primarily related to an increase in fuel revenue.

Fuel revenues were 83.8% of total revenues for the quarter ended March 31, 2011, compared to 80.8% for the same period in 2010.  Fuel revenues for the quarter ended March 31, 2011, were $1,493,286, an increase of $374,717, or 33.5%, compared to the same period in 2010.  This increase was principally the result of increases in fuel prices and was partially offset by decreased fuel sales volume.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for three months ended March 31, 2010	503,199	$1,118,569

Increase due to petroleum products price changes	—	383,681
Decrease due to same site volume changes	(6,704)	(21,726)
Other changes, net	4,370	12,762
Net change from prior year period	(2,334)	374,717

Results for three months ended March 31, 2011	500,865	$1,493,286

On a same site basis for our company operated sites, fuel sales volume decreased by 6,704 gallons, or 1.4%, during the three months ended March 31, 2011, compared to the same period in 2010.  We believe our same site fuel volume results were negatively impacted by severe weather across the nation during the first quarter of 2011 as compared to the first quarter of 2010, with severe storms affecting significant portions of the country and resulting in lost days of shipping activity (one calendar day represents approximately 1.1% of the quarter).  Also, we did not pursue lower margin business as aggressively in the first quarter of 2011 as we had in the first quarter of 2010, which negatively affected the same site volume results between years.

Nonfuel revenues were 16.0% of total revenues for the quarter ended March 31, 2011, compared to 18.9% for the same period in 2010.  Nonfuel revenues for the three months ended March 31, 2011, were $285,378, an increase of $23,619, or 9.0%, compared to the same period in 2010.  The change between years primarily resulted from an increase in unit sales at those sites we operated continuously during both periods combined with price increases reflecting rising purchase costs.  On a same site basis for our company operated sites, nonfuel revenues increased by $23,967, or 9.2% during the three months ended March 31, 2011, compared to the same period in 2010.  We believe the same site nonfuel revenue increase reflects increased customer spending as the U.S. economy improved, as well as the price increases we have instituted to reflect increased prices we paid for non fuel purchases.

Rent and royalty revenues for the three months ended March 31, 2011, were $3,450, an increase of $159, or 4.8%, compared to the same period in 2010.  Rent and royalties increased as a result of increased nonfuel revenues at our franchisee locations and as a result of scheduled increases in rents at the ten franchisee operated locations we sublease to our franchisees. These increases were partially offset by the effect of the termination of four franchise sites in January 2010 and one franchise site in December 2010.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended March 31, 2011, was $1,552,631, an increase of $373,991, or 31.7%, compared to the same period in 2010.  Fuel cost of goods sold for the quarter ended March 31, 2011, of $1,432,408 increased by $364,072, or 34.1%, compared to the same period in 2010.  This increase in fuel cost of goods sold primarily resulted from the increase in fuel prices and was partially offset by a decline in fuel sales volumes.

Nonfuel cost of goods sold for the three months ended March 31, 2011, was $120,223, an increase of $9,919, or 9.0%, compared to the same period in 2010.  Nonfuel cost of goods sold increased due to the nonfuel sales increases noted above, combined with increases in product unit costs.  Nonfuel gross margin for the three months ended March 31, 2011, was $165,155, compared to $151,455 during the same period of 2010.  Nonfuel gross margin was 57.9% of nonfuel revenues during the first quarters of 2011 and 2010.

Site level operating expenses.  Site level operating expenses for the three months ended March 31, 2011, were $163,578, an increase of $11,034, or 7.2%, compared to the same period in 2010.  This increase in site level operating expenses was primarily attributable to labor and related costs, which principally increased to support the increases in our nonfuel sales.  We also experienced increases in costs to maintain our operating locations and increases in credit card transaction fees as a result of rising fuel sales prices and an increase in rates charged by Comdata that became effective during the first quarter of 2011.

On a same site basis for our company operated sites, site level operating expenses increased by $11,025, or 7.3%, for the three months ended March 31, 2011, compared to the same period in 2010 and site level operating expenses as a percentage of nonfuel revenues for the quarter ended March 31, 2011, were 57.3%, compared to 58.3% for the same period in 2010.  The decrease in operating expenses as a percentage of nonfuel revenues primarily was because certain of our expenses are fixed in nature, or otherwise do not vary directly with sales, so that increases in our revenues did not result in corresponding increases in those site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2011, were $21,202, an increase of $1,874, or 9.7%, compared to the same period in 2010.  This increase primarily resulted from increases in legal expenses and personnel costs, including recognition of share based compensation expense that increased based on the increase in our share price.

Real estate rent expense.  Rent expense for the three months ended March 31, 2011, was $47,310, a decrease of $11,228 compared to the same period in 2010.  This decrease resulted from the Amendment Agreement we entered with HPT in January 2011, that reduced our rent payments to HPT by $10,500 quarterly effective January 1, 2011.  In addition, the amount of rent we accrued in order to recognize expense under the TA Lease on a straight line basis over the term of the lease decreased by $1,871 as a result of the rent reductions.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended March 31, 2011, was $11,715, an increase of $1,321, or 12.7%, compared to the same period in 2010 that primarily resulted from depreciating an increased level of assets.

Interest income and expense.  Interest income and expense consisted of the following:

	Three Months Ended March 31,		$
(dollars in thousands)	2011	2010	Change

Accretion of leasehold improvement receivable	$—	$108	$(108)
Other interest income	164	123	41
Total interest income	$164	$231	$(67)

HPT rent classified as interest	$1,847	$2,186	$(339)
Interest accrued on deferred rent obligation to HPT	—	2,850	(2,850)
Amortization of deferred financing costs	70	70	—
Other	265	423	(158)
Total interest expense	$2,182	$5,529	$(3,347)

Income tax provision.  Our provisions for income taxes of $220 and $170 for the three months ended March 31, 2011 and 2010, respectively, differed from the amounts of benefit expected to be calculated at the statutory rate primarily due to recognition of a valuation allowance related to our operating losses as a result of uncertainty regarding future taxable income.  Additionally, our income tax provision represents certain minimum state income taxes and the recognition of deferred tax liabilities related to the tax amortization of indefinite lived intangible assets that cannot be used to reduce existing deferred tax assets.

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

Inflation and Deflation

Inflation, or a general increase in prices, will likely have more negative than positive impacts on our business.  Rising prices may allow us to increase revenues, but also will likely increase our operating costs.  Also, rising prices for fuel and other products we sell increase our working capital requirements and have in the past caused some of our customers to reduce their purchases of our goods and services.  Because significant components of our expenses are fixed, we may not be able to realize expense reductions that match declines in general price levels, or deflation.

Liquidity and Capital Resources (dollars in thousands)

Our principal liquidity requirements are to meet our operating expenses, including rent, and to fund our capital expenditures and working capital requirements.  Our principal sources of liquidity to meet these requirements are:

•                  our cash balance;

•                  our operating cash flow;

•                  our credit facility;

•                  our ability to offer to sell to HPT, with an increase in our rent, tenant improvements we make to the sites we lease from HPT; and

•                  our ability to issue new debt and equity securities. We have an effective shelf registration statement that allows us to issue public securities, but does not assure that there will be buyers for such securities.

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

A reduction in our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods.  Also, most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies.  The fuel card industry has only a few significant participants, including Comdata, the largest issuer of third party fuel cards to trucking companies, and Transportation Clearing House LLC, or TCH, a company affiliated with Pilot Flying J, the largest retailer of diesel fuel.  Fuel card companies facilitate aggregation of payments to us, often faster than we might be able to achieve if we collected directly from our customers, and charge us fees for these services.  Competition, or lack thereof, between Comdata and TCH in particular, may result in future increases in our transaction fee expenses or working capital requirements, or both.  Effective January 2011, we entered a new contract with Comdata that increased our operating expenses and our working capital requirements during the first quarter of 2011 and that we expect also will increase our operating expenses and working capital requirements during the second quarter and increase our operating expenses for the remainder of 2011 as compared to the same periods of 2010.  Also, the increases in the prices of fuel and nonfuel goods experienced during the first quarter of 2011 materially increased our required investments in working capital to carry our inventory and receivables.  Additional increases in the prices we must pay to obtain fuel, a decrease in the amount of time we have to pay our trade creditors, or an increase in cash deposits required by our suppliers to secure our credit lines, may increase our working capital requirements materially.  In addition, because of the recent and current economic, industry and global credit market conditions and our historical operating losses, credit may be expensive and difficult for us to obtain.

During the quarter ended March 31, 2011, we incurred a net loss of $16,739, had net cash outflows from operating activities of $49,481, primarily driven by increased investment in working capital as further described below under “Assets and Liabilities” and net cash outflows from investing activities of $22,219, primarily for capital improvements to our sites.  During the first quarter of 2011, our cash and cash equivalents balance decreased by $72,191 to $53,205.

Through December 31, 2010, we had deferred $150,000 of rent under our rent deferral agreement with HPT.  Our business requires substantial amounts of working capital, including cash liquidity.  Also, our working capital requirements are especially large because of the currently high level of fuel prices and the volatility of fuel prices that has occurred in the past two years and which we expect will continue.  Because of these circumstances, and for other reasons, we sought and obtained on January 31, 2011, amendments to our leases and rent deferral agreement with HPT.  The amendments to the leases and rent deferral agreement with HPT are further described below under “Related Party Transactions”.  However, there can be no assurances that the amended terms of the leases and rent deferral agreement with HPT will be sufficient to allow us to generate future profits or positive cash flows.

Assets and Liabilities

At March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $53,205 and $125,396, respectively.  Our total current assets at March 31, 2011 were $412,047, compared to $402,176 at December 31, 2010.  Our total current liabilities were $275,919 at March 31, 2011, compared to $240,171 at December 31, 2010.  During the 2011 first quarter, a significant portion of the decrease in our cash balance was due to an increase in our working capital investment.  Inventory increased $11,934 due to both increases in fuel prices and increases in nonfuel wholesale purchase prices and in the amounts of inventories required to respond to increased sales levels.  Accounts receivable and accounts payable both also increased as a result of the higher fuel prices. In addition, the net increase in accounts receivable over accounts payable and other current liabilities primarily resulted from an increase in the number of days of receivables outstanding under our new agreement with Comdata.  We estimate these new contract terms increased our working capital investment in accounts receivable by approximately $26,000, and these new contract terms may increase our working capital investment in accounts receivable (assuming no changes in fuel prices and sales volumes) by an additional approximately $26,000 during the remainder of 2011.

Revolving Credit Facility

We have a $100,000 revolving credit agreement, or credit facility, with a group of commercial banks.  Under this credit facility, a maximum of $100,000 may be drawn, repaid and redrawn until maturity in November 2012.  The maximum borrowing amount is subject to limits based on qualified collateral.  The credit facility may be used for general business purposes, including the issuance of letters of credit.  Generally, no principal payments are due until maturity in November 2012.  Credit facility borrowings bear interest at LIBOR plus a spread that is currently 100 basis points, subject to adjustment based upon facility availability, utilization and other requirements.  Certain of our cash accounts, accounts receivable and inventory collateralize the credit facility.  Of our total cash balance at March 31, 2011, $40,963 was in these pledged cash accounts.  The cash included in the pledged cash accounts is not restricted as to withdrawal or usage.  Based on the other collateral amounts and our resulting availability under the credit facility as of March 31, 2011, we could have withdrawn or used the cash in the pledged cash accounts without a reduction in the maximum amount available to us under the credit facility.

The credit facility requires us to maintain certain levels of collateral, limits our ability to incur debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and has other customary covenants and conditions.  The credit facility provides for the acceleration of principal and interest payments upon an event of default.  Events of default include, but are not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the credit facility, or our default of our lease agreements with HPT or our business management and shared services agreement with RMR.

At March 31, 2011 and December 31, 2010, there were no amounts outstanding under our revolving credit facility, but at March 31, 2011, we had outstanding $56,390 of letters of credit issued under this facility, securing certain purchases, insurance, fuel tax and other trade obligations.  These letters of credit reduce the amount available for borrowing under our credit facility.

Investment Activities

Our business of operating high sales volume travel centers open 24 hours every day requires that we make regular capital investments in our existing sites to maintain their competitive attractiveness to our customers.  During the three months ended March 31, 2011, we spent $15,095 on improvements to our existing sites.  As our business enters what we believe may be a prolonged recovery, we expect to continue our refurbishment program.  See below “Related Party Transactions,” for a description of possible purchases by HPT of improvements to sites we lease from HPT.

In order to try to take advantage of the recent opportunities in the travel center industry, we have used some of our available cash liquidity to acquire new locations at what we believe are attractive prices.  Since the beginning of 2011, we have invested or agreed to invest approximately $37,200 related to the acquisition of eight travel centers:

•                  In March 2011, we spent $7,181 to acquire and improve a new travel center in Texas that was purchased at a foreclosure auction.  The property was renovated as a Petro Stopping Center and opened for business on May 1, 2011.

•                  Also during March 2011, we exercised our right to purchase a former Petro franchisee’s travel center in Kansas for approximately $5,500; we expect to close on this purchase and begin to operate this site for its own account during the second quarter of 2011.

•                  In April 2011, we agreed to acquire six travel centers (five in Indiana and one in Illinois) at a bankruptcy auction.  Staggered closings for these sites began on May 2, 2011, and are expected to be completed during the second quarter of 2011.  One of these sites has been operated as a Petro franchise site since 1990 and we intend to continue its operation as a Petro Stopping Center for our own account upon closing.  Three of these six sites are expected to be rebranded prior to the end of 2011, two as Petro Stopping Centers and one as a TA.  Two of these sites are adjacent to, and are expected to function as ancillary operations to, existing TA locations.  We expect to operate these properties under their current brand marks until such time as our renovation and improvements are complete.  We agreed to purchase these six properties for an aggregate of approximately $24,500, which we estimate equates to slightly over four times the historically generated annual cash flow at these locations.  We expect to spend between $15,000 and $20,000 to renovate and improve these properties; and we expect the cash flows from these sites may improve when they are renovated and operated by us.

Off Balance Sheet Arrangements (dollars in thousands)

As of March 31, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt owed by an entity in which we own a minority interest.  We own a 40% interest in a joint venture, Petro Travel Plaza Holdings LLC, or PTP, that owns two travel centers that we operate.  These travel centers are encumbered by debt of approximately $19,148 as of March 31, 2011, that is secured by PTP’s real property and which matures in August 2012.  We account for the investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt.  We are not directly liable for this debt, but the carrying value of our investment in this joint venture ($17,326 at March 31, 2011) could be adversely affected if PTP defaulted on this debt and PTP’s property was used to satisfy this debt.  In connection with the loan agreement entered by PTP, we and Tejon, the owner of the majority interest in PTP, each agreed to indemnify the lender against liability from environmental matters related to PTP’s sites.

Related Party Transactions (dollars in thousands, except share amounts)

Relationship with HPT

HPT is our former parent company, our principal landlord and our largest shareholder.  We have two leases with HPT, the TA Lease and the Petro Lease, which we refer to collectively as the HPT Leases, pursuant to which we currently lease 185 travel centers from HPT.  Our TA Lease is for 145 travel centers that we operate under the “TravelCenters of America” or “TA” brand names.  The TA Lease became effective on January 31, 2007.  Our Petro Lease is for 40 travel centers that we operate under the “Petro” brand name.  Our Petro Lease became effective on May 30, 2007.  The TA Lease expires on December 31, 2022.  The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each.  The HPT Leases are “triple net” leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, services to customers, insurance, real estate and personal property taxes, environmental related expenses and ground lease payments, if any.  We also are required to generally indemnify HPT for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers.  The HPT Leases also include arbitration provisions for the resolution of disputes, claims and controversies.

At the time of our spin off from HPT, our acquisitions and transactions with HPT in connection with the Petro Lease and an equity offering completed by us in June 2007, we and HPT believed that we were adequately capitalized to meet all of our obligations, including those owed to HPT.  However, since then there were material changes in the market conditions under which we operate.  Specifically, the increase during the first half of 2008 in the price of diesel fuel which we buy and sell at our travel centers and the slowing of the U.S. economy during 2008 adversely affected our business and increased our working capital requirements.  Although we undertook a restructuring of our business to adjust to these changed market conditions, our balance sheet flexibility and liquidity remained a concern to us because of the impact the then weakening economy and fuel price volatility might have on our working capital requirements.  Accordingly, on August 11, 2008, we and HPT entered a rent deferral agreement.  Under the terms of this deferral agreement we had the option to defer our monthly rent payments to HPT by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010.  Also pursuant to the deferral agreement, we issued 1,540,000 of our common shares to HPT (approximately 9.6% of our shares then outstanding immediately after this new issuance).  On January 1, 2010, interest on all unpaid deferred rent under the deferral agreement began accruing at a rate of 1% per month and was payable monthly in arrears by us to HPT.  During the first quarter of 2010, we recognized interest expense of $2,850 on our deferred rent obligation, of which $1,850 was paid to HPT during the 2010 first quarter.  No additional rent deferrals were permitted for rent periods after December 31, 2010.  Any deferred rent (and interest thereon) not previously paid was contractually due to HPT on July 1, 2011.  This deferral agreement also includes a prohibition on share repurchases and dividends by us while any deferred rent remains unpaid and all deferred rent and interest thereon will become immediately due and payable by us to HPT if certain events set forth in that agreement occur, including a change of control of us.  Also, in connection with this deferral agreement, we entered into a registration rights agreement with HPT, which provides HPT with certain rights to require us to conduct a registered public offering (underwritten or otherwise) with respect to our common shares issued to HPT pursuant to the deferral agreement, which rights continue through the date which is twelve months following the latest of the expiration of the terms of the HPT Leases.  The deferred rent obligation to HPT as of December 31, 2010 was $150,000.

On January 31, 2011, we and HPT entered an Amendment Agreement that amended the TA Lease, the Petro Lease and our rent deferral agreement with HPT.  This agreement provided for the following:

•                  The minimum annual rent payable by us to HPT under the TA Lease was reduced effective January 1, 2011, by approximately $29,983, so that the rent was reduced to $135,139 per year until February 1, 2012, when it will increase to $140,139 per year through the end of the lease term in December 2022.

•                  A $5,000 increase in annual minimum rent payable by us to HPT under the TA Lease that was scheduled to begin on February 1, 2011, was eliminated.

•                  The minimum annual rent payable by us to HPT under the Petro Lease was reduced effective January 1, 2011, by approximately $12,017, so that the annual rent was reduced to $54,160 through the end of the lease term in June 2024.

•                  The due date for the $150,000 of rent we had deferred as of December 31, 2010, was extended from July 1, 2011, so that $107,085 is due and payable on December 31, 2022, and the remaining $42,915 is due and payable on June 30, 2024.  Interest ceased to accrue on the deferred rent obligation effective January 1, 2011.  The full amount of the deferred rent obligation shall be due and begin to accrue interest if certain events provided in the Amendment Agreement occur, including a change of control of us.

•                  Subject to court approval of a settlement of the derivative action described above in Note 6 “Commitments and Contingencies - Legal Proceedings,” to Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, HPT will waive payment of the first $2,500 of percentage rent that may become due under the Petro Lease, which percentage rent obligation is described above.  Litigation and a court approval process sometimes produce unexpected results.  We can provide no assurance that the required court approval will be obtained or that this settlement will be concluded.

•                  Except as amended, the HPT Leases and the provisions of the rent deferral agreement remain in effect.

U.S. generally accepted accounting principles provide for complex accounting treatment for our HPT Leases, which has various effects on our financial statements.  For a further description of our accounting for our leases with HPT, see Note 5 of the Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report.  During the three month periods ended March 31, 2011 and 2010, we paid cash to HPT under our leases of $49,999 and $45,217, respectively, and recognized real estate rent expense of $44,813 and $55,979, respectively, related to our leases with HPT.  During the three month period ended March 31, 2010, we recognized interest expense of $2,850 related to the deferred rent payable to HPT, and made cash interest payments of $1,850 to HPT.

The following table summarizes the various amounts related to our HPT Leases that are reflected in our operating results and a reconciliation of those amounts to our consolidated financial statements

	Three Months Ended March 31,
	2011	2010
Cash payments for minimum rent for HPT leases and interest on deferred rent obligation	$48,744	$43,977
Rent for improvements sold to HPT	31	31
Rent for ground leases acquired by HPT	1,224	1,209
Total cash payments to HPT	49,999	45,217
Required straight line rent adjustments	315	2,186
Rent deferred under rent deferral agreement	—	15,000
Less interest paid on deferred rent	(1,450)	(1,850)
Less sale/leaseback financing obligation amortization	(512)	(696)
Less amount recognized as interest expense	(1,847)	(2,186)
Less deferred leasehold improvements allowance amortization	(1,692)	(1,692)
Rent expense related to HPT Leases	44,813	55,979
Rent paid to others (1)	2,444	2,491
Straight line rent adjustments for other leases	53	68
Total real estate rent expense	$47,310	$58,538

(1)  Includes rent paid directly to HPT’s landlord under leases for properties we sublease from HPT.

The following table summarizes the various amounts related to our HPT Leases that are included in our balance sheets.

	March 31,	December 31,
	2011	2010

Included in other current liabilities:
Accrued rent	$15,779	$14,279
Current portion of sale/leaseback financing obligation (1)	2,083	3,162
Interest payable on deferred rent obligation (2)	—	1,450
Current portion of deferred tenant improvements allowance(4)	6,769	6,769
Total in other current liabilities	$24,631	$25,660

Included in noncurrent HPT Lease liabilities:
Deferred rent obligation (2)	$150,000	$150,000
Sale/leaseback financing obligation (1)	95,869	95,302
Straight line rent accrual (3)	48,329	48,090
Total noncurrent HPT Lease obligations	294,198	293,392
Deferred tenant improvements allowance (4)	72,761	74,453
Total noncurrent HPT Lease liabilities	$366,959	$367,845

(1)                                     Sale/leaseback Financing Obligation.  GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheet the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from HPT because we sublease more than a minor portion of those travel centers to third parties, and one travel center did not qualify for operating lease treatment for other reasons.  Accordingly, we recorded the leased assets at these travel centers at an amount equal to HPT’s recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale/leaseback financing obligation in our consolidated balance sheet.  We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the sale/leaseback financing obligation and a portion as interest expense in our consolidated statements of operations.  We determined the allocation of these rent payments to the liability and to interest expense using the effective interest method.

(2)                                     Deferred Rent Obligation.  Under the original terms of our rent deferral agreement with HPT, which we entered with HPT in 2008, we had the option to defer up to $5,000 of rent payable to HPT each month through December 31, 2010, and all deferred rent obligation not previously paid (and related interest thereon) was contractually due no later than July 1, 2011.  Through December 31, 2010, we had deferred a total of $150,000.  In January 2011, the deferral agreement was amended and, among other things, the payment date of the deferred rent obligation was revised so that $107,085 is now due in December 2022 and $42,915 is now due in June 2024.

(3)                                     Straight Line Rent Accrual.  The TA Lease includes scheduled rent increases over the lease term, as do certain of the leases for properties we sublease from HPT but pay the rent directly to HPT’s landlord.  We recognize the effects of those scheduled rent increases in rent expense over the lease term on a straight line basis, with offsetting entries to this accrual balance.

(4)                                     Deferred Tenant Improvements Allowance.  In connection with the commitment by HPT to fund up to $125,000 of capital projects at the sites we lease under the TA Lease without an increase in rent payable by us, we recognized a liability for this deferred rent related to this tenant improvements allowance.  This deferred tenant improvements allowance was initially recorded at an amount equal to the leasehold improvements receivable we recognized for the discounted value of the then expected future amounts to be received from HPT, based upon our expected timing at that time of receipt of those tenant improvements funding payments.  We amortize the deferred tenant improvements allowance on a straight line basis over the term of the TA Lease as a reduction to rent expense.

HPT had agreed to provide up to $25,000 of tenant improvements allowance funding annually for the first five years of the TA Lease for certain improvements to the leased properties without an increase in our rent.  This funding was cumulative, meaning if some portion of the $25,000 was not spent in one year it might have been drawn by us from HPT in subsequent years; provided, however, none of the $125,000 of the tenant improvements allowance was available to be drawn after December 31, 2015.  All improvements funded under the tenant improvements allowance are owned by HPT.  On May 12, 2008, we and HPT amended the TA Lease which permitted us to receive funding, without an increase in our rent, from HPT earlier than previously permitted for certain capital improvements to properties leased from HPT.  As we elected to receive funding for these tenant improvements before the time contractually required by the original lease terms, HPT’s tenant improvements allowance was discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease.  We recorded the discounted amount of the remaining uncollected tenant improvements allowance in our balance sheet as a leasehold improvements receivable.  During the three months ended March 31, 2010, we received funding of $1,796, from HPT for qualifying tenant improvements.  As of September 30, 2010, we had received all of the $125,000 tenant improvements allowance from HPT without an increase in rent payments.  Portions of this amount were discounted pursuant to the terms of the lease because we elected to receive those funds on an accelerated basis.

Under the HPT Leases, we may request that HPT fund approved amounts for renovations, improvements and equipment at the leased travel centers, in addition to the $125,000 described above, in return for minimum annual rent increases according to a formula: the minimum rent per year will be increased by an amount equal to the amount funded by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%.  We intend to request that during the second quarter of 2011 HPT purchase from us improvements we have previously made to the properties we lease from HPT and expect the proceeds from this sale to total approximately $35,000, which would result in an increase in annual rent of approximately $2,975.  In the future, we may request that HPT fund additional approved amounts for renovation and improvements at the leased travel centers in return for annual rent increases; however, HPT is not obligated to fund such amounts.

Relationship with RMR

RMR provides management services to both us and HPT.  Barry Portnoy is a Managing Trustee of HPT and a Managing Director of us; and there are other current and historical relationships between us and HPT, including that our Independent Directors have in the past served, and currently serve, as Independent Directors or Independent Trustees of other companies managed by RMR.  Thomas O’Brien, our other Managing Director and our President and Chief Executive Officer, is an Executive Vice President of RMR, and Andrew Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, is a Senior Vice President of RMR.  Accordingly, the terms of the 2008 rent deferral agreement and the recent 2011 Amendment Agreement were negotiated and approved by special committees of our Independent Directors and HPT’s Independent Trustees, none of whom are directors or trustees of the other company, and each special committee was represented by separate counsel.

At the time we became a separate publicly owned company as a result of the distribution of our shares to HPT’s shareholders, we entered a management and shared services agreement, or a business management agreement, with RMR.  There have been no changes in the terms of this agreement with RMR from the terms described in our Annual Report on Form 10-K for the year ended December 31, 2010.  Pursuant to the business management agreement, RMR assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal and tax matters, human resources, insurance programs, management information systems and the like.  Under our business management and shared services agreement, we pay RMR an annual business management fee equal to 0.6% of the sum of our gross fuel margin (which is our fuel sales revenues less our cost of fuel sales) plus our total nonfuel revenues.  This fee is payable monthly based on the prior month’s fuel margin and nonfuel revenues.  This fee totaled $2,019 and $1,925 for the three months ended March 31, 2011 and 2010, respectively.

Relationship with AIC

We, RMR, HPT and four other companies to which RMR provides management services each currently own approximately 14.29% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Directors and nearly all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Any material transaction between us and AIC is reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board and the affirmative vote of a majority of our Independent Directors.  The shareholders agreement that we, the other shareholders of AIC and AIC are party to with respect to AIC includes arbitration provisions for the resolution of disputes, claims and controversies.

As of March 31, 2011, we have invested $5,233 in AIC since its formation in November 2008.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  During the three months ended March 31, 2011 and 2010, we recognized income and losses of $35 and $28, respectively, related to our investment in AIC.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer.  Our annual premium for participating in this insurance program is $2,308, of which $577 was recognized in expense during the three months ended March 31, 2011; AIC did not participate in our insurance programs before June 2010.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Additional Information Regarding Relationships with HPT, RMR, AIC and Others Related with Them

For more information about these and other relationships among us, our Directors, our executive officers, HPT, RMR, AIC, other companies to which RMR provides management services, and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions, please see our Annual Report, our Proxy Statement for our 2011 Annual Meeting of Shareholders, and our other filings with the Securities and Exchange Commission, or the SEC, including the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” sections of our Annual Report, the information regarding our Directors and executive officers in and the “Related Person Transactions and Company Review of such Transactions” section of our Proxy Statement for our 2011 Annual Meeting of Shareholders, and Item 1.01 of our Current Report on Form 8-K filed with the SEC on January 28, 2010.  In addition, please see the “Risk Factors” section of our Annual Report, for a description of risks which may arise from these relationships.  The foregoing documents are accessible at the website for the SEC, at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management and shared services agreement with RMR, the TA Lease, the Petro Lease, and our 2008 rent deferral agreement and Amendment Agreement with HPT, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC website.

We believe that our agreements with HPT, RMR and AIC are on commercially reasonable terms.  We also believe that our relationships with HPT, RMR, AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with advantages in operating and growing our business.

Relationship with PTP

We own a 40% interest in PTP and operate the two travel centers PTP owns.  The remaining 60% of PTP is owned by an unrelated party, Tejon.  The carrying value of our investment in PTP as of March 31, 2011 and December 31, 2010, was $17,326 and $17,540, respectively.  At March 31, 2011 and December 31, 2010 we had a net payable to PTP of $972 and $353, respectively.  Our results for the three month periods ended March 31, 2011 and 2010, included management and accounting fee income of $200 and $163, respectively, earned in connection with our operation of PTP’s travel centers.  During the three months ended March 31, 2011 we recognized losses of $214 as our share of PTP’s net loss for that period and during the three months ended March 31, 2010, we recognized income of $105 as our share of PTP’s net income for that period.  Please see “Off Balance Sheet Arrangements,” above for a description of certain risks to us arising from debts of PTP.

Environmental and Climate Change Matters (dollars in thousands)

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

At March 31, 2011, we had a gross accrued liability of $7,363 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $3,404, resulting in an estimated net amount of $3,959 that we expect to need to fund from future cash flows.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.  For further information regarding environmental and climate change matters, please see the disclosure under “Environmental Matters” in Note 6 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. — “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011.  Our exposure to market risks has not changed materially from that set forth in our Annual Report on Form 10-K.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There have been no material developments in our other legal proceedings that we previously disclosed in our Annual Report, except:

•                  The Delaware Court of Chancery has scheduled a hearing to consider the proposed settlement of the purported derivative action reported in our Annual Report, for June 28, 2011.  Litigation and a court approval process sometimes produce unexpected results.  We can provide no assurance that the required court approval will be obtained or that this settlement will be concluded;

•                  The Superior Court of California for the Riverside County has scheduled a trial beginning on November 7, 2011, with respect to the ligation brought against us by Riverside County in the State of California and the California Attorney General, which alleges past violations of state laws and regulations relating to the management of underground storage tanks and which litigation was further described in our Annual Report; and

•                  We were dismissed as a defendant in the Comdata anti-trust case described in our Annual Report; however, the plaintiffs in that case have recently filed an amended complaint seeking to bring us back into that litigation.

For more details of these and other pending litigation, please see Note 6 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Item 1A.  Risk Factors

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report.

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

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT ON FORM 10-Q THAT MAY NOT OCCUR INCLUDE:

•                  OUR DESCRIPTION OF OUR AMENDED LEASES WITH HPT DESCRIBES RENT REDUCTIONS AND DEFERRALS WHICH HAVE BEEN AGREED BETWEEN US AND HPT.  AN IMPLICATION OF THESE DESCRIPTIONS MAY BE THAT WE WILL BE ABLE TO OPERATE PROFITABLY IN THE FUTURE.  IN FACT, THERE ARE MANY FACTORS WHICH WILL IMPACT THE PROFITABILITY OF OUR FUTURE OPERATIONS IN ADDITION TO RENTS, INCLUDING SOME FACTORS WHICH ARE BEYOND OUR CONTROL, SUCH AS THE CONDITION OF THE U.S. ECONOMY GENERALLY, THE FUTURE DEMAND FOR OUR GOODS AND SERVICES AND COMPETITION IN OUR BUSINESS.  WE HAVE REPORTED NET INCOME IN ONLY FOUR QUARTERLY REPORTING PERIODS SINCE WE BECAME A SEPARATE PUBLICLY OWNED COMPANY IN 2007 AND WE HAVE ACCUMULATED SIGNIFICANT CUMULATIVE NET LOSSES SINCE THAT TIME. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO PRODUCE FUTURE NET INCOME;

•                  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE AND LEGISLATION AND REGULATION REGARDING CLIMATE CHANGE, INCLUDING GREENHOUSE GAS EMISSIONS, AND OTHER ENVIRONMENTAL MATTERS MAY BE ADOPTED OR ADMINISTERED AND ENFORCED DIFFERENTLY IN THE FUTURE, WHICH COULD REQUIRE US TO EXPEND SIGNIFICANT AMOUNTS;

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE BEGUN TO USE OUR CASH LIQUIDITY TO TRY TO ACQUIRE NEW TRAVEL CENTER LOCATIONS AT WHAT WE BELIEVE ARE ATTRACTIVE PRICES AND THIS QUARTERLY REPORT LISTS SEVERAL PURCHASES WHICH WE HAVE COMPLETED OR AGREED.   THE IMPLICATIONS OF THESE STATEMENTS MAY BE THAT WE WILL BE ABLE TO CLOSE THESE ACQUISITIONS WITHIN THE TIMES SPECIFIED AND OPERATE THESE NEW LOCATIONS PROFITABLY.  REAL ESTATE CLOSINGS ARE OFTEN DELAYED AND SOME OF OUR PROPOSED ACQUISITIONS MAY BE DELAYED.  OUR ABILITY TO OPERATE NEW LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW OPERATIONS INTO OUR EXISTING OPERATIONS AND SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS THE CONTINUING DEMAND FOR OUR GOODS AND SERVICES ARISING FROM THE U.S. ECONOMY GENERALLY.  WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE NEW SITE OPERATIONS OR OPERATE NEW SITES PROFITABLY. ACCORDINGLY, THE PRICES WE PAID OR WILL PAY FOR THESE ACQUISITIONS MAY, IN RETROSPECT, NOT BE ATTRACTIVE.  EACH OF THE SITES WE HAVE ACQUIRED OR AGREED TO ACQUIRE PREVIOUSLY PRODUCED OPERATING RESULTS WHICH CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES;   THERE IS NO GUARANTY WE WILL BE ABLE TO OPERATE THESE NEW LOCATIONS, OR ANY OF THEM, PROFITABLY;

•                  THIS QUARTERLY REPORT STATES THAT WE ESTIMATE THAT THE PURCHASE PRICES OF OUR RECENT AND AGREED ACQUISITIONS IS SLIGHTLY OVER FOUR TIMES THE HISTORICALLY GENERATED CASH FLOWS AT THESE LOCATIONS, THAT WE EXPECT TO SPEND BETWEEN $15 MILLION AND $20 MILLION TO RENOVATE THESE PROPERTIES AND THAT WE EXPECT THE CASH FLOWS FROM THESE SITES MAY IMPROVE AFTER THEY ARE RENOVATED AND OPERATED BY US.  MOST OF THE DATA WHICH WE USED TO ESTIMATE THE HISTORICAL CASH FLOWS GENERATED AT THESE LOCATIONS WERE REPORTED TO US BY FORECLOSING LENDERS OR IN BANKRUPTCY PROCEEDINGS, AND THIS DATA WAS GENERALLY NOT AUDITED. ACCORDINGLY, OUR ESTIMATE OF THE PURCHASE PRICE MULTIPLES WE ARE PAYING MAY BE INACCURATE.  BECAUSE OF THE CIRCUMSTANCES FROM WHICH WE AGREED TO ACQUIRE SEVEN OF THE EIGHT LOCATIONS WE HAVE ACQUIRED OR AGREED TO ACQUIRE, WE WERE ABLE TO PERFORM ONLY

LIMITED PROPERTY DILIGENCE.  ESTIMATES OF RENOVATION COSTS ARE OFTEN INACCURATE, AND IN THE CIRCUMSTANCES WHICH WE PURCHASED OR AGREED TO PURCHASE THESE SITES OUR ESTIMATES OF OUR RENOVATION COSTS ARE ESPECIALLY LIKELY TO BE INACCURATE.  THERE CAN BE NO ASSURANCE WE WILL BE ABLE TO IMPROVE THE CASH FLOWS FROM THESE SITES AFTER THEY ARE RENOVATED AND OPERATED BY US;

•                  THIS QUARTERLY REPORT STATES THAT WE EXPECT TO REQUEST HPT TO PURCHASE CERTAIN IMPROVEMENTS WE HAVE MADE TO SITES OWNED BY HPT AND LEASED TO US FOR APPROXIMATELY $35 MILLION AND FOR ADDITIONAL AMOUNTS IN THE FUTURE.  AS NOTED IN THIS QUARTERLY REPORT, HPT IS NOT OBLIGATED TO MAKE THESE PURCHASES AND THERE IS NO ASSURANCE IT WILL DO SO.  ALSO PURSUANT TO THE LEASE TERMS BETWEEN US AND HPT, ANY SUCH PURCHASES WILL INCREASE OUR RENT OBLIGATIONS TO HPT AND THIS INCREASED RENT WILL REDUCE OUR CASH FLOW AND PROFITS;

•                  THIS QUARTERLY REPORT INCLUDES ESTIMATES OF THE AMOUNT OF WORKING CAPITAL INVESTMENTS WE WERE REQUIRED TO MAKE AND WILL BE REQUIRED TO MAKE AS A RESULT OF OUR NEW CONTRACT WITH COMDATA.  THESE ESTIMATES ARE BASED UPON THE AMOUNTS OF OUR SALES WHICH HAVE BEEN OR MAY BE PROCESSED USING COMDATA PAYMENT CARD SERVICES.  THESE ESTIMATES THEMSELVES DEPEND UPON A NUMBER OF SEPARATE ESTIMATES, SUCH AS THE VOLUME AND PRICES OF FUEL AND OTHER GOODS AND SERVICES PURCHASED BY OUR CUSTOMERS USING COMDATA FUEL CARDS.  BECAUSE OF THE MULTIPLE LAYERS OF ESTIMATES INVOLVED IN CALCULATING THESE AMOUNTS, THESE ESTIMATES MAY BE INACCURATE;

•                  THE STATEMENTS IN THIS QUARTERLY REPORT THAT WE HAD $53.2 MILLION OF CASH AND CASH EQUIVALENTS AT MARCH 31, 2011, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR BANK CREDIT FACILITY AND THAT WE OWN UNENCUMBERED REAL ESTATE AND OTHER ASSETS THAT MAY BE ADDITIONAL SOURCES OF LIQUIDITY OVER TIME MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND CASH LIQUIDITY.  IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH AND WE USED NET CASH FLOWS IN OUR OPERATING ACTIVITIES OF $49.5 MILLION DURING THE FIRST QUARTER OF 2011.  AS OF MARCH 31, 2011, $56.4 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO SECURE LETTERS OF CREDIT FOR OUR SUPPLIERS, INSURERS AND TAXING AUTHORITIES, AND WE HAVE COLLATERALIZED THIS FACILITY WITH A PORTION OF OUR WORKING CAPITAL, INCLUDING A PORTION OF OUR CASH.  IN ADDITION, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE.  FURTHER, OUR BUSINESS REQUIRES US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

•                  THIS QUARTERLY REPORT STATES THAT WE BELIEVE OUR FUEL SALES VOLUME IN TOTAL AND ON A SAME SITE BASIS FOR THE FIRST QUARTER OF 2011 MIGHT HAVE INCREASED OVER THE SAME PERIOD OF 2010 WERE IT NOT FOR THE SEVERE STORMS ACROSS THE NATION DURING THE 2011 FIRST QUARTER, THAT WE FURTHER BELIEVE CUSTOMER SPENDING INCREASED AS THE U.S. ECONOMY IMPROVED AND THAT OUR BUSINESS MAY BE ENTERING WHAT WE BELIEVE MAY BE A PROLONGED RECOVERY.  THIS MAY IMPLY THAT ECONOMIC CONDITIONS IN THE U.S. GENERALLY AND THE TRUCKING AND TRAVEL CENTER INDUSTRIES IN PARTICULAR ARE IMPROVING AND THAT OUR RESULTS OF OPERATIONS AND CASH FLOWS FROM OPERATIONS WILL IMPROVE IN THE FUTURE.  HOWEVER, THE POSITIVE TREND IN FUEL SALES VOLUMES WE RECENTLY EXPERIENCED UNTIL THE 2011 FIRST QUARTER MAY BE THE RESULT OF INCREASED MARKET SHARE AND NOT AN IMPROVING MARKET OR MAY NOT CONTINUE.  ALSO, IMPROVEMENTS, IF ANY, IN THE U.S. ECONOMY OR IN THE TRUCKING OR TRAVEL CENTER INDUSTRIES MAY NOT CONTINUE, AND OUR FUEL SALES VOLUMES MAY NOT CONTINUE TO INCREASE OR BE SUSTAINED;

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE AGREED TO FRANCHISE A TRAVEL CENTER THAT WE EXPECT WILL BE REBRANDED AS A PETRO STOPPING CENTER DURING THE SECOND QUARTER OF 2011.  THE REBRANDING OF THIS TRAVEL CENTERS AS A PETRO STOPPING CENTER MAY TAKE LONGER THAN EXPECTED;

•                   WE MAY BE UNABLE TO PREVAIL IN OUR PENDING LITIGATION AND ANY SETTLEMENT OR ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.  ALSO, THE LEGAL AND

OTHER EXPENSES WE MAY INCUR IN CONNECTION WITH LITIGATION WILL DEPEND, IN PART, UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL AND THESE COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS;

•                 WE MAY NOT REALIZE OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC.  OUR PARTICIPATION IN AIC INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF INSURANCE COMPANIES. ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INVESTMENTS IN AIC MAY BE DELAYED OR MAY NOT OCCUR AND AIC MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT;

•                  THIS QUARTERLY REPORT STATES THAT THE PARTIES INVOLVED IN A DERIVATIVE LITIGATION HAVE AGREED TO SETTLE THAT LITIGATION.  THIS SETTLEMENT IS SUBJECT TO COURT APPROVAL.  LITIGATION AND A COURT APPROVAL PROCESS SOMETIMES PRODUCE UNEXPECTED RESULTS. WE CAN PROVIDE NO ASSURANCE THAT THE REQUIRED COURT APPROVAL WILL BE OBTAINED OR THAT THIS SETTLEMENT WILL BE CONCLUDED; AND

•                  THIS QUARTERLY REPORT STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH HPT, RMR AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND MAY PROVIDE US OPPORTUNITIES TO EXPAND OUR BUSINESS IN THE FUTURE.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM OUR RELATIONSHIPS WITH RMR AND HPT MAY NOT MATERIALIZE.

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

•                  WE ARE CURRENTLY INVOLVED IN SEVERAL LITIGATION MATTERS IN ADDITION TO THE LITIGATION THAT IS DESCRIBED IN THIS QUARTERLY REPORT AS SUBJECT TO COURT APPROVAL.  DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN RESULT IN UNANTICIPATED RESULTS.  LITIGATION IS USUALLY EXPENSIVE AND DISTRACTING TO MANAGEMENT.  WE CAN

PROVIDE NO ASSURANCE AS TO THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE INVOLVED;

•                  ALTHOUGH WE BELIEVE THAT WE BENEFIT FROM OUR CONTINUING RELATIONSHIPS WITH HPT, RMR AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES, ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, HPT, RMR AND AFFILIATED AND RELATED PERSONS AND ENTITIES MAY PRESENT A CONTRARY PERCEPTION OR RESULT IN LITIGATION; AND

•                  AS A RESULT OF CERTAIN TRADING IN OUR SHARES DURING 2007, WE EXPERIENCED A CHANGE IN OWNERSHIP AS DEFINED BY SECTION 382 OF THE INTERNAL REVENUE CODE, OR THE CODE.  CONSEQUENTLY, WE ARE UNABLE TO USE OUR NET OPERATING LOSS GENERATED IN 2007 TO OFFSET ANY FUTURE TAXABLE INCOME WE MAY GENERATE.  IF WE EXPERIENCE ADDITIONAL CHANGES IN OWNERSHIP, AS DEFINED IN THE CODE, OUR NET OPERATING LOSSES GENERATED AFTER 2007 COULD ALSO BE SUBJECT TO LIMITATIONS ON USAGE.

WE HAVE GENERATED NET INCOME IN ONLY FOUR QUARTERLY REPORTING PERIODS SINCE WE BECAME A PUBLICLY OWNED COMPANY ON JANUARY 31, 2007.  ALTHOUGH OUR PLANS ARE INTENDED TO GENERATE NET INCOME, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

RESULTS THAT DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY ALSO BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS AS DESCRIBED MORE FULLY ELSEWHERE IN OUR ANNUAL REPORT, INCLUDING UNDER “WARNING CONCERNING FORWARD LOOKING STATEMENTS” AND “ITEM 1A.  RISK FACTORS,” AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

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

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	Andrew J. Rebholz
May 9, 2011		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer