Form 10-Q
period 2011-06-30
TRAVELCENTERS OF AMERICA LLC
filed 2011-08-09
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of Common Shares outstanding at August 5, 2011: 28,052,856 common shares.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

June 30, 2011

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$136,811	$125,396
Accounts receivable (less allowance for doubtful accounts of $2,298 and $2,023 as of June 30, 2011, and December 31, 2010, respectively)	165,309	82,374
Inventories	148,594	139,810
Other current assets	64,433	54,596
Total current assets	515,147	402,176

Property and equipment, net	453,625	438,649
Intangible assets, net	24,365	25,749
Other noncurrent assets	28,591	27,515
Total assets	$1,021,728	$894,089

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$165,077	$110,228
Other current liabilities	145,222	129,943
Total current liabilities	310,299	240,171

Noncurrent HPT Leases liabilities	365,240	367,845
Other noncurrent liabilities	35,415	34,768
Total liabilities	710,954	642,784

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 31,683,666 and 18,683,666 shares authorized at June 30, 2011, and December 31, 2010, respectively, and 28,052,856 and 18,016,196 shares issued and outstanding at June 30, 2011, and December 31, 2010, respectively	601,353	547,066
Accumulated other comprehensive income	1,447	1,193
Accumulated deficit	(292,026)	(296,954)
Total shareholders’ equity	310,774	251,305

Total liabilities and shareholders’ equity	$1,021,728	$894,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2011	2010

Revenues:
Fuel	$1,762,020	$1,200,688
Nonfuel	329,508	300,423
Rent and royalties	3,429	3,380
Total revenues	2,094,957	1,504,491

Cost of goods sold (excluding depreciation):
Fuel	1,676,236	1,125,976
Nonfuel	142,345	125,455
Total cost of goods sold (excluding depreciation)	1,818,581	1,251,431

Operating expenses:
Site level operating	171,183	157,443
Selling, general & administrative	22,206	20,051
Real estate rent	47,827	58,542
Depreciation and amortization	11,094	10,305
Total operating expenses	252,310	246,341

Income from operations	24,066	6,719

Income from equity investees	396	224
Acquisition costs	(446)	—
Interest income	172	370
Interest expense	(2,290)	(5,866)
Income before income taxes	21,898	1,447
Provision for income taxes	231	274
Net income	$21,667	$1,173

Net income per share:
Basic and diluted	$0.99	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Six Months Ended
	June 30,
	2011	2010

Revenues:
Fuel	$3,255,306	$2,319,257
Nonfuel	614,886	562,182
Rent and royalties	6,879	6,671
Total revenues	3,877,071	2,888,110

Cost of goods sold (excluding depreciation):
Fuel	3,108,644	2,194,312
Nonfuel	262,568	235,759
Total cost of goods sold (excluding depreciation)	3,371,212	2,430,071

Operating expenses:
Site level operating	334,761	309,987
Selling, general & administrative	43,408	39,379
Real estate rent	95,137	117,081
Depreciation and amortization	22,809	20,698
Total operating expenses	496,115	487,145

Income (loss) from operations	9,744	(29,106)

Income from equity investees	217	301
Acquisition costs	(446)	—
Interest income	336	601
Interest expense	(4,472)	(11,395)
Income (loss) before income taxes	5,379	(39,599)
Provision for income taxes	451	444
Net income (loss)	$4,928	$(40,043)

Net income (loss) per share:
Basic and diluted	$0.25	$(2.32)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$4,928	$(40,043)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash rent expense adjustments	(2,552)	29,926
Share based compensation expense	1,152	686
Depreciation and amortization	22,809	20,698
Income from equity investees	(217)	(301)
Amortization of deferred financing costs	142	142
Deferred income tax provision	104	—
Provision for doubtful accounts	217	523
Changes in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(83,084)	(20,974)
Inventories	(7,336)	4,342
Other current assets	(9,784)	(4,092)
Accounts payable and other current liabilities	67,414	37,101
Cash received for tenant improvements	—	3,489
Other, net	(725)	(772)
Net cash provided by (used in) operating activities	(6,932)	30,725

Cash flows from investing activities:
Proceeds from sales of improvements to HPT	35,863	—
Acquisitions of businesses, net of cash acquired	(31,216)	—
Capital expenditures	(38,516)	(15,826)
Proceeds from asset sales	80	5
Distribution received from equity investee	—	960
Investment in equity investee	—	(44)
Net cash used in investing activities	(33,789)	(14,905)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	53,135	—
Proceeds from borrowings on revolving credit facility	(1,000)	—
Repayment of borrowings on revolving credit facility	1,000	—
Sale/leaseback financing obligation payments	(1,023)	(1,392)
Net cash provided by (used in) financing activities	52,112	(1,392)

Effect of exchange rate changes on cash	24	(18)

Net increase in cash	11,415	14,410

Cash and cash equivalents at the beginning of the period	125,396	155,632
Cash and cash equivalents at the end of the period	$136,811	$170,042

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest)	$4,875	$10,351
Income taxes paid (net of refunds)	609	766

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

Our travel centers typically include over 20 acres of land and provide our customers with diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel and convenience stores and other driver services.  We also collect rents and franchise royalties from our franchisees.

At June 30, 2011, our business included 234 travel centers in 41 states and in Canada, 166 of which were operated under the “Travel Centers of America” or “TA” brand names, 65 of which were operated under the “Petro” brand name and three of which sites we recently acquired and are temporarily operating under their existing brands.  We operated 194 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 40 of these travel centers, including 10 travel centers which our franchisees sublease from us and 30 travel centers which our franchisees own or lease from other lessors.  We lease 145 of our TA branded sites and 40 of our Petro branded sites under leases with subsidiaries of Hospitality Properties Trust, or HPT, which we refer to as the TA Lease and Petro Lease, respectively, and which we refer to collectively as the HPT Leases.  See Note 8 for a further description of the HPT Leases.

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

2.             Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued new accounting guidance that will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and it will eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This guidance will become effective for interim and annual periods beginning after December 15, 2011. Because this guidance only impacts the presentation of other comprehensive income, it will have no effect on our financial condition, results of operations or cash flows.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

3.             Earnings Per Share

Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings with all of our other common shares.   On May 27, 2011, we issued 10,000,000 shares in a public offering.  The following table presents the weighted average common shares and weighted average unvested common shares included as participating securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Weighted average common shares(1)	20,479,664	16,248,551	18,556,967	16,233,779
Weighted average unvested common shares included as participating securities	1,403,013	1,049,920	1,403,151	1,050,250
Total weighted average common shares and participating securities included in the earnings per share computation	21,882,677	17,298,471	19,960,118	17,284,029

(1)  Includes only vested shares granted under our share award plan and excludes the unvested shares granted under that plan.

4.             Other Comprehensive Income (Loss)

The following table summarizes the components of other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss)	$21,667	$1,173	$4,928	$(40,043)
Foreign currency translation adjustment, net of taxes of $13 and $(111), for the three months ended June 30, 2011 and 2010, respectively, and $77, and $(30) for the six months ended June 30, 2011 and 2010, respectively.	35	(311)	211	(87)
Other	39	—	43	—
Other comprehensive income (loss)	$21,741	$862	$5,182	$(40,130)

5.             Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2011	2010

Nonfuel merchandise	$112,051	$105,196
Petroleum products	36,543	34,614
Total inventories	$148,594	$139,810

6.             Shareholders’ Equity

In May 2011, we issued 10,000,000 common shares in a public offering, raising proceeds of approximately $53,135 after underwriters’ discounts and commissions and other costs of the offering.  HPT purchased in the offering from the underwriters at the public offering price 1,000,000 of these shares.

We awarded a total of 37,500 common shares to our Directors under our Amended and Restated 2007 Equity Compensation Plan during May 2011, all of which shares were fully vested upon issuance.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

7.             Acquisitions

In May 2011, we acquired six travel centers in a bankruptcy auction.  We purchased these six properties for an aggregate of $25,521, and we accounted for this transaction as a business combination.  One of these sites had been operated as a Petro Stopping Center franchise site since 1990 and we have continued its operation as a Petro Stopping Center for our own account.  We expect to rebrand two of these six sites as Petro Stopping Centers prior to the end of 2011.  One of these sites was rebranded as a TA in August 2011 and we expect to operate these properties under their current brands until such time as our renovation and improvements to these sites are complete.  Two of the acquired sites function as ancillary operations to existing TA locations.  During the second quarter of 2011, we spent $814 to begin to improve these sites.

In June 2011, we purchased a former Petro franchisee’s travel center in Kansas for $5,695.  We accounted for this transaction as a business combination.  This site had been operated as a Petro Stopping Center franchise site through December 2010 when the related franchise agreement expired and the Petro Stopping Center branding was removed.  During the second quarter of 2011, we spent $103 to again brand this site as a Petro Stopping Center. We now operate this site for our own account.

During the three and six months ended June 30, 2011, we incurred $446 of acquisition costs related to the business combinations described above, which amount is included in our consolidated statements of operations.  The following table summarizes the amounts assigned, based on their fair values, to the assets we acquired and liabilities we assumed in the business combinations described above.  We have included the results of these sites in our consolidated financial statements from the date of acquisition.

Inventories	$1,425
Property and equipment	30,727
Intangible assets	105
Other noncurrent assets	290
Other current liabilities	(748)
Other noncurrent liabilities	(583)
Total purchase price	$31,216

In March 2011, we purchased a travel center in Texas for $6,604 at a foreclosure auction.  During the first six months of 2011, we spent $1,875 to improve this property, and we opened it for business as a Petro Stopping Center on May 1, 2011.  This transaction was accounted for as an asset purchase.

The pro forma impact of including the results of operations of the acquired businesses from the beginning of the period is not material to our consolidated results of operations.

8.             Related Party Transactions

Relationship with HPT

We were created as a separate public company in 2007 as a result of our spin off from HPT.  HPT is our largest shareholder, owning 2,540,000 of our shares (9.1% of our outstanding shares at June 30, 2011), of which 1,000,000 shares were acquired by HPT from the underwriters in May 2011 in connection with our public offering of 10,000,000 shares.  One of our Managing Directors is also a Managing Trustee of HPT and there are other current and historical relationships between us and our Directors and officers and HPT, including those further described below under “Relationship with RMR.”

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

The following table summarizes the various amounts related to our HPT Leases that are reflected in our operating results and a reconciliation of those amounts to our consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash payments for minimum rent for HPT leases and interest on deferred rent obligation	$47,348	$45,610	$96,092	$89,922
Rent for improvements sold to HPT	393	31	424	61
Rent for ground leases acquired by HPT	1,225	1,225	2,449	2,433
Total cash payments to HPT	48,966	46,866	98,965	92,416
Required straight line rent adjustments	421	1,950	736	3,803
Rent deferred under rent deferral agreement	—	15,000	—	30,000
Less interest paid on deferred rent	—	(3,150)	(1,450)	(5,000)
Less sale/leaseback financing obligation amortization	(364)	(696)	(876)	(1,392)
Less portion of rent payments recognized as interest expense	(1,995)	(2,186)	(3,842)	(4,372)
Less deferred tenant improvements allowance amortization	(1,692)	(1,692)	(3,384)	(3,384)
Rent expense related to HPT Leases	45,336	56,092	90,149	112,071
Rent paid to others (1)	2,448	2,390	4,892	4,882
Straight line rent adjustments for other leases	43	60	96	128
Total real estate rent expense	$47,827	$58,542	$95,137	$117,081

(1)  Includes rent paid directly to HPT’s landlords under leases for properties we sublease from HPT.

During the three and six months ended June 30, 2010, we recognized $3,300 and $6,150, respectively, of interest expense on the deferred rent obligation.  We made interest payments of $3,150 and $5,000, respectively, to HPT during the three and six months ended June 30, 2010, respectively.  Effective January 1, 2011, interest on the deferred rent obligation ceased to accrue.

The following table summarizes the various amounts related to our HPT Leases that are included in our balance sheets.

	June 30,	December 31,
	2011	2010

Included in other current liabilities:
Accrued rent	$16,029	$14,279
Current portion of sale/leaseback financing obligation (1)	1,973	3,162
Interest payable on deferred rent obligation (2)	—	1,450
Current portion of deferred tenant improvements allowance(3)	6,769	6,769
Total in other current liabilities	$24,771	$25,660

Included in noncurrent HPT Lease liabilities:
Deferred rent obligation (2)	$150,000	$150,000
Sale/leaseback financing obligation (1)	95,615	95,302
Straight line rent accrual (4)	48,556	48,090
Total noncurrent HPT Lease obligations	294,171	293,392
Deferred tenant improvements allowance (3)	71,069	74,453
Total noncurrent HPT Lease liabilities	$365,240	$367,845

(1)

Sale/leaseback Financing Obligation. GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheet the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from HPT because we sublease more than a minor portion of those travel centers to third parties, and one travel center that did not qualify for operating lease treatment for other reasons. We recorded the leased assets at these travel centers at an amount equal to HPT’s recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale/leaseback financing obligation in our consolidated balance sheet. We recognize a portion of the total rent

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

payments to HPT related to these assets as a reduction of the sale/leaseback financing obligation and a portion as interest expense in our consolidated statements of operations.  We determined the allocation of these rent payments to the liability and to interest expense using the effective interest method.

(2)

Deferred Rent Obligation. Under the original terms of our rent deferral agreement with HPT that we entered in August 2008, we had the option to defer up to $5,000 of rent payable to HPT each month through December 31, 2010, and all deferred rent obligation not previously paid (and related interest thereon) was contractually due no later than July 1, 2011. Beginning in January 2010, interest on the deferred rent obligation began to accrue and become payable monthly in arrears at a rate of 1% per month. Through December 31, 2010, we had deferred a total of $150,000. In January 2011, the deferral agreement was amended and, among other things, interest ceased to accrue on the deferred rent obligation and the payment date of the deferred rent obligation was revised so that $107,085 is now due in December 2022 and $42,915 is now due in June 2024.

(3)

Deferred Tenant Improvements Allowance. In connection with the commitment by HPT to fund up to $125,000 of capital projects at the sites we lease under the TA Lease without an increase in rent payable by us, we recognized a liability for the deferred rent related to this tenant improvements allowance. This deferred tenant improvements allowance was initially recorded at an amount equal to the leasehold improvements receivable we recognized for the discounted value of the then expected future amounts to be received from HPT, based upon our then expected timing of receipt of those tenant improvements funding payments. We amortize the deferred tenant improvements allowance on a straight line basis over the term of the TA Lease as a reduction of rent expense.

(4)

Straight Line Rent Accrual. The TA Lease includes scheduled rent increases over the lease term, as do certain of the leases for properties we sublease from HPT but pay the rent directly to HPT’s landlord. We recognize the effects of those scheduled rent increases in rent expense over the lease terms on a straight line basis, with offsetting entries to this accrual balance.

In January 2011, we and HPT entered an Amendment Agreement that amended the TA Lease, the Petro Lease and our rent deferral agreement with HPT.  This agreement provided for the following:

•      The minimum annual rent payable under the TA Lease was reduced effective January 1, 2011, by approximately $29,983, so that rent was reduced to $135,139 per year until February 1, 2012, when it will increase to $140,139 per year through the end of the lease term in December 2022.

•      A $5,000 increase in annual minimum rent payable under the TA Lease that was scheduled to begin on February 1, 2011, was eliminated.

•      The minimum annual rent payable under the Petro Lease was reduced effective January 1, 2011, by approximately $12,017, so that the annual rent was reduced to $54,160 through the end of the lease term in June 2024.

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

•      HPT will waive payment of the first $2,500 of percentage rent that may become due under the Petro Lease beginning in 2013.

Under the TA Lease, we received funding from HPT for certain tenant improvements we made to properties owned by HPT with no increase in our rent payable to HPT.  All improvements funded by HPT under this tenant improvements allowance are owned by HPT.  The amount of such funding was limited to $125,000.  During the six months ended June 30, 2010, we received funding of $3,489 from HPT for qualifying tenant improvements.  As of September 30, 2010, we had received all of the $125,000 tenant improvements allowance available under our lease from HPT without an increase in rent payments.  Portions of this amount were discounted because we elected to receive those funds on an accelerated basis.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Under the HPT Leases, we may request that HPT fund approved amounts for renovations, improvements and equipment at the leased travel centers, in addition to the $125,000 described above, in return for annual rent increases according to a formula: the rent per year will be increased by an amount equal to the amount funded by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%.  During May 2011, pursuant to the terms of the HPT Leases, we sold to HPT $35,863 of improvements we previously made to properties leased from HPT, and, as a result, our annual rent payable to HPT increased by approximately $3,048.  As of June 30, 2011, our property and equipment balance included $7,379 for similar improvements we have made to HPT sites that we expect to request that HPT purchase from us for an increase in future rent.

Relationship with RMR

Reit Management & Research LLC, or RMR, provides management services to both us and HPT, and our President, Chief Executive Officer and Managing Director and our Executive Vice President, Chief Financial Officer and Treasurer are also officers of RMR; our other Managing Director is RMR’s Chairman and majority owner; and our Independent Directors also serve as Independent Directors or Independent Trustees of other companies managed by RMR.

Under our business management and shared services agreement, we pay RMR an annual business management fee equal to 0.6% of the sum of our gross fuel margin (which is our fuel sales revenues less our cost of fuel sales) plus our total nonfuel revenues.  The fee is payable monthly based on the prior month’s margin and revenues.  This fee totaled $2,548 and $2,304 for the three months ended June 30, 2011 and 2010, respectively.  During the six months ended June 30, 2011 and 2010, this fee totaled $4,682 and $4,229, respectively.  These amounts are included in selling, general and administrative expenses.  We are also generally responsible for certain expenses incurred by RMR on our behalf.

Relationship with AIC

We, RMR, HPT and other companies to which RMR provides management services each currently owns approximately 14.29% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Directors and all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.   As of June 30, 2011, we have invested approximately $5,272 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  We carry this investment in our condensed consolidated balance sheets in other assets at $5,201 and $5,075 as of June 30, 2011 and December 31, 2010, respectively.  During the three and six months ended June 30, 2011 and 2010, we recognized income of $48 and $83 and a loss of $24 and $52, respectively, related to this investment.

AIC has designed a combination property insurance program for us and other AIC shareholders in which AIC participates as a reinsurer.  Our total premiums under this program for the policy years expiring May 31, 2011 and 2012, were $2,308 and $1,664, respectively.  The amount expensed in relation to these insurance premiums for the six month periods ended June 30, 2011 and 2010, were $1,099 and $192, respectively.  We are currently investigating possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Relationship with PTP

We own a 40% interest in Petro Travel Plaza Holdings LLC, or PTP, and operate the two travel centers PTP owns for which we receive management and accounting fees.  Tejon Development Corporation, or Tejon, the 60% owner of PTP, is an unrelated party.  During the three months ended June 30, 2011 and 2010, we recognized management and accounting fee income of $200 and $163, respectively.  During the six months ended June 30, 2011 and 2010, we recognized management and accounting fee income of $400 and $325, respectively.  The carrying value of our investment in PTP as of June 30, 2011 and December 31, 2010, was $17,676 and $17,542, respectively.  At June 30, 2011 and December 31, 2010 we had a net payable to PTP of $842 and $353, respectively.  During the three months ended June 30, 2011 and 2010, we recognized income of $348 and $302, respectively, as our share of PTP’s net income for those periods.  During the six months ended June 30, 2011, and 2010, we recognized $134 and $262, respectively, as our share of PTP’s net income for those periods.

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

At June 30, 2011, we had a gross accrued liability of $7,339 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $3,551, resulting in an estimated net amount of $3,788 that we expect to need to fund from future cash flows.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.

We have insurance of up to $35,000 for environmental liabilities at certain of our travel centers that were known at the time the policies were issued, and up to $60,000 for environmental liabilities not known by us at the time the policies were issued, subject, in each case, to certain limitations and deductibles.  However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.

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

Legal Proceedings

On February 1, 2008, a purported holder of our shares, Alan R. Kahn filed a purported derivative action in the Delaware Court of Chancery on behalf of us against members of our Board of Directors, HPT and RMR.  This action alleged that our Directors breached their fiduciary duties in connection with our acquisition in 2007 of Petro Stopping Centers, L.P., or the Petro Acquisition, and our entering into the Petro Lease, and sought an award of unspecified damages and other relief.  This action also appeared to allege that RMR and HPT aided and abetted our Directors.  Under our limited liability company agreement and agreements with RMR and HPT, we are liable to indemnify our Directors, HPT and RMR for liabilities, costs and expenses incurred by them in connection with this litigation.  On May 6, 2008, we moved to dismiss this complaint.  On June 20, 2008, the plaintiff filed an amended complaint making additional allegations regarding the members of our Board of Directors and withdrawing his request for reformation of the Petro Lease.  On July 2, 2008, we moved to dismiss the amended complaint.  On October 30, 2008, Mr. Kahn’s claims against RMR were voluntarily dismissed.  On December 11, 2008, our motion to dismiss the amended complaint was denied and a previously imposed stay of discovery was lifted.  On January 21, 2009, HPT sent a letter to the plaintiff demanding arbitration of his claims pursuant to the terms of the Petro Lease.  On January 31, 2011, we and HPT entered into the Amendment Agreement, which amended our leases and rent deferral agreement with HPT.  Counsel for Mr. Kahn participated in the negotiation of certain aspects of that agreement.  In connection with those negotiations, the parties involved in the litigation agreed to settle the lawsuit.  Specifically, in exchange for settling the litigation, HPT agreed to waive payment of the first $2,500 of percentage rent that becomes due under the Petro Lease.  At a hearing on June 28, 2011, the Delaware Court of Chancery approved the proposed settlement, and pursuant to the Court’s order approving the settlement, subsequent to June 30, 2011, we and our insurer paid $675 as an award for attorney’s fees and expenses for plaintiff’s counsel.  In July 2011, we also paid $119 to HPT and $51 to RMR pursuant to our indemnity obligations in connection with this litigation.  All of these amounts we had accrued before the three month period ending June 30, 2011.

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

Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in U.S. district courts in over 20 states.  Major petroleum refineries and retailers have been named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperature greater than 60 degrees Fahrenheit at the time of sale.  One theory alleges that the plaintiffs purchased smaller amounts of motor fuel than the amount for which defendants charged them because the

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy.  A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  These “tax” cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays.  We believe that there are substantial factual and legal defenses to the theories alleged in these so called “hot fuel” lawsuits.  The “temperature” cases seek nonmonetary relief in the form of an order requiring the defendants to install temperature correcting equipment on their retail fuel pumps and monetary relief in the form of damages, but the plaintiffs have not quantified the damages they seek.  The “tax” cases also seek monetary relief.  Plaintiffs have proposed a formula (which we dispute) to measure these damages as the difference between the amount of fuel excise taxes paid by defendants and the amount collected by defendants on motor fuel sales.  Plaintiffs have taken the position in filings with the Court that under this approach, our damages for an eight-year period for one state would be approximately $10,700.  We deny liability and disagree with the plaintiff’s positions.  All of these cases have been consolidated in the U.S. District Court for the District of Kansas pursuant to multi-district litigation procedures.  On May 28, 2010, that Court ruled that, with respect to two cases originally filed in the U.S. District Court for the District of Kansas, it would grant plaintiffs’ motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel), and that it would defer plaintiffs’ motion to certify a class with respect to damages.  A TA entity was named in one of those two Kansas cases, but the Court ruled that the named plaintiffs were not sufficient to represent a class as to TA, and as a result, there has been no class certified as to TA.  The U.S. Court of Appeals for the Tenth Circuit has denied a request for interlocutory review of the Court’s class certification decision, and the litigation in the Kansas cases is proceeding.  The U.S. District Court for the District of Kansas has not issued a decision on class certification with respect to the remaining cases that have been consolidated in the multi-district.  Because these various motions are pending, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.  However, the continued cost of litigating these cases could be significant.

On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the U.S. District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant, which was allowed on March 25, 2010.  The amended complaint also added as defendants Ceridian Corporation, Pilot Travel Centers LLC and Love’s Travel Stops & Country Stores, Inc.  Comdata markets fuel cards which are used for payments by trucking companies at truck stops.  The amended complaint alleged antitrust violations arising out of Comdata’s contractual relationships with truck stops in connection with its fuel cards.  The plaintiffs have sought unspecified damages and injunctive relief.  On March 24, 2011, the Court dismissed the claims against TA in the amended complaint, but granted plaintiffs leave to file a new amended complaint. Four independent truck stop owners, as plaintiffs, filed a new amended complaint against us on April 21, 2011, repleading their claims.  On May 6, 2011, we renewed our motion to dismiss the complaint with prejudice.  Briefing on the motion is complete and the parties await the Court’s decision while discovery otherwise proceeds.  We believe that there are substantial factual and legal defenses to the plaintiffs’ claims against us, but that the costs to defend this case could be significant.

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

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Our effective tax rate for the three and six months ended June 30, 2011 and 2010, differed from the amounts expected to be calculated at the statutory rate primarily due to recognition of a valuation allowance related to our operating losses as a result of the uncertainty regarding future taxable income.  Additionally, our income tax provision represents certain minimum state income taxes and the recognition of deferred tax liabilities related to the tax amortization of indefinite lived intangible assets that cannot be used to reduce existing deferred tax assets.

11.          Other Information

Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
HPT rent classified as interest	$1,995	$2,186	$3,842	$4,372
Interest on deferred rent obligation to HPT	—	3,300	—	6,150
Amortization of deferred financing costs	71	71	142	142
Other	224	309	488	731
Interest expense	$2,290	$5,866	$4,472	$11,395

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollars in thousands)

The following discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010, or our Annual Report.

Our revenues and income are subject to potentially material changes as a result changes in of the market prices of diesel fuel and gasoline, as well as the availability of these products.  These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions, and variations in demand, which are often the result of changes in the macroeconomic environment.  During the first half of 2011, the political unrest in Northern Africa and the Middle East led to increased prices and volatility for petroleum products such as diesel fuel and gasoline.  Over the past few years there has been significant volatility in the cost of fuel.  During 2010, fuel prices generally declined during the second and third quarters, then rose during the fourth quarter and those increases continued during the first quarter of 2011.  During the second quarter of 2011, fuel prices generally declined although prices remained at a higher level than those experienced during the second quarter of 2010.  Additionally, fuel prices were more volatile during the first six months of 2011 than during the comparable period of 2010.  We expect that these significant changes in our costs for these products can largely be passed on to our customers, but often there are delays in passing on price changes that can affect our fuel gross margins.  Although other factors have an effect, fuel gross margins per gallon tend to be lower during periods of rising fuel prices and higher during periods of falling fuel prices.  Also, fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements.  We expect that the fuel markets will continue to be volatile for the foreseeable future.

The trucking industry is the primary customer for our goods and services.  Freight and trucking demand in the U.S. generally reflects the level of commercial activity in the U.S. economy.  The condition of the U.S. economy generally, and the financial condition and activity of the trucking industry in the U.S. specifically, impacted our financial results during the first six months of 2010 and 2011 and we expect that they will continue to impact our financial results in future periods.  While the U.S. economy recently has shown signs of improvement, recent economic activity is still below pre-recession levels and the strength and sustainability of any economic recovery is uncertain.  If the U.S. economy continues to operate as it has over the past few years or if it worsens, our financial results may not improve and may decline, resulting in our experiencing losses from our operations.

The following charts compare changes in our fuel sales volumes on a percentage basis, both in total and on a same site basis, for the periods indicated.

Change in Total Fuel Sales Volume (1)	2011 compared to 2010	2010 compared to 2009	2009 compared to 2008	2008 compared to 2007

First quarter ended March 31	-0.5%	8.9%	-17.3%	22.7%
Second quarter ended June 30	4.3%	6.4%	-9.7%	0.2%
Third quarter ended September 30		4.8%	-2.5%	-19.0%
Fourth quarter ended December 31		1.6%	3.3%	-15.4%
Full year		5.3%	-7.0%	-4.7%

Same Site Change in Fuel Sales Volume (2)	2011 compared to 2010	2010 compared to 2009	2009 compared to 2008	2008 compared to 2007

First quarter ended March 31	-1.4%	9.1%	-16.3%	-12.9%
Second quarter ended June 30	2.1%	7.1%	-10.7%	-16.3%
Third quarter ended September 30		5.6%	-3.6%	-17.2%
Fourth quarter ended December 31		2.3%	2.4%	-13.8%
Full year		6.0%	-7.4%	-15.0%

(1)  Includes volumes sold by TA’s predecessor prior to January 31, 2007, and excludes volumes sold at Petro sites prior to the May 30, 2007 acquisition by TA.

(2)  Includes travel centers that were continuously operated by TA, by its predecessor (prior to January 31, 2007) or by the previous owner of the Petro sites (prior to the acquisition by TA on May 30, 2007) during the periods compared.

On January 31, 2011, we entered into an amendment to our leases and rent deferral agreement with HPT, which reduced our rent payments to HPT, as well as the associated expenses for both rent and interest on our deferred rent obligation.  That amendment is further described below under “Related Party Transactions.”

There can be no assurance that industry conditions affecting us will not deteriorate or that any one or more of the risks identified under the section “Risk Factors,” “Warning Regarding Forward Looking Statements” or elsewhere in our Annual Report, under “Warning Regarding Forward Looking Statements” or elsewhere in this Quarterly Report on Form 10-Q, or some other unidentified risk will not manifest itself in a manner which is material and adverse to our results of operations, cash flow or financial position.

Number of Travel Center Sites

The following table summarizes the changes in the number of travel center sites (company operated, franchisee leased and operated or franchisee owned and operated) from December 31, 2009 through June 30, 2011:

			Franchisee
			Owned
	Company	Franchisee	and
	Operated	Operated	Operated	Total
Number of travel centers at December 31, 2009	188	10	35	233

January - June 2010 Activity:
Terminated franchised travel centers	—	—	(4)	(4)
Number of travel centers at June 30, 2010	188	10	31	229

June - December 2010 Activity:
Terminated franchised travel center	—	—	(1)	(1)
Number of travel centers at December 31, 2010	188	10	30	228

January — June 2011 Activity:
Acquired travel centers	6	—	(1)	5
New franchised travel center	—	—	1	1
Number of travel centers at June 30, 2011	194	10	30	234

During the first half of 2011, we entered into a franchise agreement with an operator of a travel center in Virginia.  That franchisee owned and operated site was rebranded as a Petro Stopping Center during July 2011.

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

Results of Operations (dollars in thousands)

Three months ended June 30, 2011 compared to June 30, 2010

The following table sets forth changes in our results for the three month period ended June 30, 2011, as compared to the three month period ended June 30, 2010.

	Three Months Ended June 30,		$	%
(dollars in thousands)	2011	2010	Change	Change

Revenues:
Fuel	$1,762,020	$1,200,688	$561,332	46.8%
Nonfuel	329,508	300,423	29,085	9.7%
Rent and royalties	3,429	3,380	49	1.4%
Total revenues	2,094,957	1,504,491	590,466	39.2%

Cost of goods sold (excluding depreciation):
Fuel	1,676,236	1,125,976	550,260	48.9%
Nonfuel	142,345	125,455	16,890	13.5%
Total cost of goods sold (excluding depreciation)	1,818,581	1,251,431	567,150	45.3%

Operating expenses:
Site level operating expenses	171,183	157,443	13,740	8.7%
Selling, general & administrative expense	22,206	20,051	2,155	10.7%
Real estate rent	47,827	58,542	(10,715)	-18.3%
Depreciation and amortization expense	11,094	10,305	789	7.7%
Total operating expenses	252,310	246,341	5,969	2.4%

Income from operations	24,066	6,719	17,347	258.2%
Income from equity investees	396	224	172	76.8%
Acquisition costs	(446)	—	(446)	100.0%
Interest income	172	370	(198)	-53.5%
Interest expense	(2,290)	(5,866)	3,576	-61.0%
Income before income taxes	21,898	1,447	20,451	1,413.3%
Provision for income taxes	231	274	(43)	-15.7%
Net income	$21,667	$1,173	$20,494	1,747.1%

Same Site Comparisons. As part of the discussion and analysis of our operating results we sometimes refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we include a travel center in the following same site comparisons only if we or a franchisee continuously operated it from April 1, 2010, through June 30, 2011.  We do not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered. We excluded from the same site comparisons the two sites we operate for Petro Travel Plaza Holdings LLC, or PTP, because we account for this investment using the equity method of accounting and, therefore, the related revenues and expenses are not included in the respective line items in our consolidated results of operations.  One company operated site is currently excluded from this same site comparison because it was temporarily closed from May 2010 until February 2011 as a result of flooding.

	Three Months Ended June 30,		$	%
(gallons and dollars in thousands)	2011	2010	Change	Change

Number of company operated travel centers	185	185	—

Fuel: (1)
Sales volume (gallons)	497,139	486,773	10,366	2.1%
Revenues	$1,657,747	$1,154,569	$503,178	43.6%
Gross margin	$83,740	$74,018	$9,722	13.1%
Gross margin per gallon	$0.168	$0.152	$0.016	10.5%

Nonfuel: (1)
Revenues	$325,446	$299,534	$25,912	8.7%
Gross margin	$184,992	$174,289	$10,703	6.1%
Gross margin percentage	56.8%	58.2%		-140	b.p.

Total gross margin(1)	$268,732	$248,307	$20,425	8.2%

Operating expenses (1) (2)	$168,160	$156,467	$11,693	7.5%
Net site level gross margin in excess of site level operating expenses(1) (2)	$100,572	$91,840	$8,732	9.5%

Number of franchisee operated travel centers	40	40	—
Rent and royalty revenues	$3,383	$3,272	$111	3.4%

(1)         Includes fuel volume, gross margin, revenues and expenses of company operated travel centers only.

(2)         Excludes real estate rent expense.

Revenues.  Revenues for the three month period ended June 30, 2011, were $2,094,957, which represented an increase from the quarter ended June 30, 2010, of $590,466, or 39.2%, primarily related to an increase in fuel revenue.

Fuel revenues were 84.1% of total revenues for the quarter ended June 30, 2011, compared to 79.8% for the same period in 2010.  Fuel revenues for the quarter ended June 30, 2011, were $1,762,020, an increase of $561,332, or 46.8%, compared to the same period in 2010.  This increase was principally the result of increases in fuel prices and also resulted from increased fuel sales volume.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for three months ended June 30, 2010	507,573	$1,200,688

Increase due to petroleum products price changes	—	488,291
Increase due to same site volume changes	10,366	34,376
Increase due to sites opened	5,623	18,712
Other changes, net	6,008	19,953
Net change from prior year period	21,997	561,332

Results for three months ended June 30, 2011	529,570	$1,762,020

On a same site basis for our company operated sites, fuel sales volume increased by 10,366 gallons, or 2.1%, during the three months ended June 30, 2011, compared to the same period in 2010.  We believe our same site fuel volume results increased primarily as a result of overall increased economic activity in the U.S. during the second quarter of 2011.

Nonfuel revenues were 15.7% of total revenues for the quarter ended June 30, 2011, compared to 20.0% for the same period in 2010.  Nonfuel revenues for the three months ended June 30, 2011, were $329,508, an increase of $29,085, or 9.7%, compared to the same period in 2010.  The change between years primarily resulted from sales at our sites opened during the second quarter, an increase in unit sales at those sites we operated continuously during both periods and sales price increases.  On a same site basis for our company operated sites, nonfuel revenues increased by $25,912, or 8.7% during the three months ended June 30, 2011, compared to the same period in 2010.  We believe the same site nonfuel revenue increase reflects increased customer spending due to increased customer traffic and price increases we have instituted as a result of increased prices we paid for nonfuel inventory purchases.

Rent and royalty revenues for the three months ended June 30, 2011, were $3,429, an increase of $49, or 1.4%, compared to the same period in 2010.  Rent and royalties revenue increased as a result of increased nonfuel revenues at our franchisee locations and as a result of increases in rents at the ten franchisee operated locations we sublease to our franchisees. These increases were partially offset by the effect of the termination of one franchise site in December 2010.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended June 30, 2011, was $1,818,581, an increase of $567,150, or 45.3%, compared to the same period in 2010.  Fuel cost of goods sold for the quarter ended June 30, 2011, of $1,676,236 increased by $550,260, or 48.9%, compared to the same period in 2010.  This increase in fuel cost of goods sold primarily resulted from the increase in fuel prices and an increase in fuel sales volumes.  The fuel gross margin per gallon of $0.168 for the three months ended June 30, 2011, was $0.016 higher than for the same period of 2010 primarily as a result of variations in market prices for fuel, as well as our decisions regarding pricing.

Nonfuel cost of goods sold for the three months ended June 30, 2011, was $142,345, an increase of $16,890, or 13.5%, compared to the same period in 2010.  Nonfuel cost of goods sold increased due to the nonfuel sales increases discussed above, combined with increases in product unit costs.  Nonfuel gross margin for the three months ended June 30, 2011, was $187,163, compared to $174,968 during the same period of 2010.  Nonfuel gross margin for the three months ended June 30, 2011, was 56.8% of nonfuel revenues, compared to 58.2% during the same period of 2010.  The decline in the nonfuel gross margin percentage between periods primarily resulted from our decision to lower our retail prices for certain products in July 2010 and again in May 2011, in order to encourage higher sales volumes of store products, as well as some delays in passing on a portion of product cost increases to our customers.

Site level operating expenses.  Site level operating expenses for the three months ended June 30, 2011, were $171,183, an increase of $13,740, or 8.7%, compared to the same period in 2010.  This increase in site level operating expenses was primarily attributable to labor costs, which principally increased to support the increases in our nonfuel sales levels.  We experienced an increase of $2,692 in transaction fees primarily as a result of the significant increase in per gallon fuel prices as compared to the prior year period and an increase in the transaction fee rates charged by Comdata Network, Inc., or Comdata, that became effective during the first quarter of 2011 for fuel purchases made by our customers with Comdata’s fuel payment cards.  During the three month period ended June 30, 2011, we also experienced increases in costs as a result of opening new sites during the second quarter and increases in maintenance and other expenses that resulted from the increased level of sales.

On a same site basis for our company operated sites, site level operating expenses increased by $11,693, or 7.5%, for the three months ended June 30, 2011, compared to the same period in 2010 and site level operating expenses as a percentage of nonfuel revenues for the quarter ended June 30, 2011, were 51.7%, compared to 52.2% for the same period in 2010.  The decrease in operating expenses as a percentage of nonfuel revenues primarily was because certain of our expenses are fixed in nature, or otherwise do not vary directly with sales, so that increases in our revenues did not result in corresponding increases in those site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended June 30, 2011, were $22,206, an increase of $2,155, or 10.7%, compared to the same period in 2010.  This increase primarily resulted from increases in legal expenses, personnel costs and advertising expenses.

Real estate rent expense.  Rent expense for the three months ended June 30, 2011, was $47,827, a decrease of $10,715 compared to the same period in 2010.  This decrease resulted from the lease amendment we entered with HPT in January 2011, as further described below under “Related Party Transactions.”

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended June 30, 2011, was $11,094, an increase of $789, or 7.7%, compared to the same period in 2010 that primarily resulted from depreciating an increased amount of assets.

Interest income and expense.  The decline in interest expense was primarily related to the lease amendment we entered with HPT effective January 1, 2011, which ceased the accrual of interest on the deferred rent amounts we owe HPT.  Interest income and expense consisted of the following:

	Three Months Ended June 30,		$
(dollars in thousands)	2011	2010	Change

Accretion of leasehold improvement receivable	$—	$92	$(92)
Other interest income	172	278	(106)
Total interest income	$172	$370	$(198)

HPT rent classified as interest	$1,995	$2,186	$(191)
Interest accrued on deferred rent obligation to HPT	—	3,300	(3,300)
Amortization of deferred financing costs	71	71	—
Other	224	309	(85)
Total interest expense	$2,290	$5,866	$(3,576)

Income tax provision.  Our provision for income taxes of $231 and $274 for the three months ended June 30, 2011 and 2010, respectively, differed from the amounts of benefit expected to be calculated at the statutory rate primarily due to recognition of a valuation allowance related to our operating losses as a result of uncertainty regarding future taxable income.  Additionally, our income tax provision represents certain minimum state income taxes and the recognition of deferred tax liabilities related to the tax amortization of indefinite lived intangible assets that cannot be used to reduce existing deferred tax assets.

Six months ended June 30, 2011 compared to June 30, 2010

The following table sets forth changes in our results for the six month period ended June 30, 2011, as compared to the six month period ended June 30, 2010.

	Six Months Ended June 30,		$	%
(dollars in thousands)	2011	2010	Change	Change

Revenues:
Fuel	$3,255,306	$2,319,257	$936,049	40.4%
Nonfuel	614,886	562,182	52,704	9.4%
Rent and royalties	6,879	6,671	208	3.1%
Total revenues	3,877,071	2,888,110	988,961	34.2%

Cost of goods sold (excluding depreciation):
Fuel	3,108,644	2,194,312	914,332	41.7%
Nonfuel	262,568	235,759	26,809	11.4%
Total cost of goods sold (excluding depreciation)	3,371,212	2,430,071	941,141	38.7%

Operating expenses:
Site level operating expenses	334,761	309,987	24,774	8.0%
Selling, general & administrative expense	43,408	39,379	4,029	10.2%
Real estate rent	95,137	117,081	(21,944)	-18.7%
Depreciation and amortization expense	22,809	20,698	2,111	10.2%
Total operating expenses	496,115	487,145	8,970	1.8%

Income (loss) from operations	9,744	(29,106)	38,850	-133.5%
Income from equity investees	217	301	(84)	-27.9%
Acquisition costs	(446)	—	(446)	100.0%
Interest income	336	601	(265)	-44.1%
Interest expense	(4,472)	(11,395)	6,923	-60.8%
Income (loss) before income taxes	5,379	(39,599)	44,978	-113.6%
Provision for income taxes	451	444	7	1.6%
Net income (loss)	$4,928	$(40,043)	$44,971	-112.3%

Same Site Comparisons. As part of the discussion and analysis of our operating results we sometimes refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we include a travel center in the following same site comparisons only if we or a franchisee continuously operated it from January 1, 2010, through June 30, 2011.  We do not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered.  We excluded from the same site comparisons the two sites we operate for PTP because we account for this investment using the equity method of accounting and, therefore, the related revenues and expenses are not included in the respective line items in our consolidated results of operations.  One company operated site is currently excluded from this same site comparison because it was temporarily closed from May 2010 until February 2011 as a result of flooding.

	Six Months Ended June 30,		$	%
(gallons and dollars in thousands)	2011	2010	Change	Change

Number of company operated travel centers	185	185	—

Fuel: (1)
Sales volume (gallons)	972,215	968,553	3,662	0.4%
Revenues	$3,076,203	$2,227,811	$848,392	38.1%
Gross margin	$144,126	$124,003	$20,123	16.2%
Gross margin per gallon	$0.148	$0.128	$0.020	15.6%

Nonfuel: (1)
Revenues	$610,047	$560,168	$49,879	8.9%
Gross margin	$349,699	$325,139	$24,560	7.6%
Gross margin percentage	57.3%	58.0%		-70	b.p.

Total gross margin(1)	$493,825	$449,142	$44,683	9.9%

Operating expenses (1) (2)	$330,921	$308,207	$22,714	7.4%
Net site level gross margin in excess of site level operating expenses(1) (2)	$162,904	$140,935	$21,969	15.6%

Number of franchisee operated travel centers	40	40	—
Rent and royalty revenues	$6,593	$6,382	$211	3.3%

(1)       Includes fuel volume, gross margin, revenues and expenses of company operated travel centers only.

(2)       Excludes real estate rent expense.

Revenues.  Revenues for the six month period ended June 30, 2011, were $3,877,071, which represented an increase from the six months ended June 30, 2010, of $988,961, or 34.2%, primarily related to an increase in fuel revenue.

Fuel revenues were 84.0% of total revenues for the six months ended June 30, 2011, compared to 80.3% for the same period in 2010.  Fuel revenues for the six months ended June 30, 2011, were $3,255,306, an increase of $936,049, or 40.4%, compared to the same period in 2010.  This increase was principally the result of increases in fuel prices and also resulted from increased fuel sales volume.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for six months ended June 30, 2010	1,010,772	$2,319,257

Increase due to petroleum products price changes	—	875,637
Increase due to same site volume changes	3,662	10,160
Increase due to sites opened	4,874	15,396
Other changes, net	11,127	34,856
Net change from prior year period	19,663	936,049

Results for six months ended June 30, 2011	1,030,435	$3,255,306

On a same site basis for our company operated sites, fuel sales volume increased by 3,662 gallons, or 0.4%, during the six months ended June 30, 2011, compared to the same period in 2010.  We believe our same site fuel volume results were favorably impacted by overall increased economic activity in the U.S. during the first half of 2011.  These increases were partially offset by severe weather across the nation during the first quarter of 2011 as compared to the first quarter of 2010, with severe storms affecting significant portions of the country and resulting in lost days of shipping activity (one calendar day represents approximately 0.5% of the six month period).

Nonfuel revenues were 15.9% of total revenues for the six months ended June 30, 2011, compared to 19.5% for the same period in 2010.  Nonfuel revenues for the six months ended June 30, 2011, were $614,886, an increase of $52,704, or 9.4%, compared to the same period in 2010.  The change between years primarily resulted from sales at our sites opened during the second quarter, an increase in unit sales at those sites we operated continuously during both periods and sales price increases.  On a same site basis for our company operated sites, nonfuel revenues increased by $49,879, or 8.9% during the six months ended June 30, 2011, compared to the same period in 2010.  We believe the same site nonfuel revenue increase reflects increased customer spending due to increased customer traffic and the price increases we have instituted as a result of increased prices we paid for non fuel purchases.

Rent and royalty revenues for the six months ended June 30, 2011, were $6,879, an increase of $208, or 3.1%, compared to the same period in 2010.  Rent and royalties increased as a result of increased nonfuel revenues at our franchisee locations and as a result of increases in rents at the ten franchisee operated locations we sublease to our franchisees. These increases were partially offset by the effect of the termination of four franchise sites in January 2010 and one franchise site in December 2010.

Cost of goods sold (excluding depreciation). Cost of goods sold for the six months ended June 30, 2011, was $3,371,212, an increase of $941,141, or 38.7%, compared to the same period in 2010.  Fuel cost of goods sold for the first half ended June 30, 2011, of $3,108,644 increased by $914,332, or 41.7%, compared to the same period in 2010.  This increase in fuel cost of goods sold primarily resulted from the increase in fuel prices.  The fuel gross margin per gallon of $0.148 for the six months ended June 30, 2011, was $0.020 higher than for the same period of 2010 primarily as a result of variations in market prices for fuel, as well as our decisions regarding pricing.

Nonfuel cost of goods sold for the six months ended June 30, 2011, was $262,568, an increase of $26,809, or 11.4%, compared to the same period in 2010.  Nonfuel cost of goods sold increased due to the nonfuel sales increases discussed above, combined with increases in product unit costs.  Nonfuel gross margin for the six months ended June 30, 2011, was $352,318, compared to $326,423 during the same period of 2010.  Nonfuel gross margin for the six months ended June 30, 2011, was 57.3% of nonfuel revenues, compared to 58.1% during the same period of 2010.  The decline in the nonfuel gross margin percentage between periods primarily resulted from our decision to lower our retail prices for certain products in July 2010 and again in May 2011, in order to encourage higher sales volumes of store products as well as some delays in passing on a portion of product cost increases to our customers.

Site level operating expenses.  Site level operating expenses for the six months ended June 30, 2011, were $334,761, an increase of $24,774, or 8.0%, compared to the same period in 2010.  This increase in site level operating expenses was primarily attributable to labor costs, which principally increased to support the increases in our nonfuel sales levels.  We experienced an increase of $4,443 in transaction fees primarily as a result of the significant increase in per gallon fuel prices as compared to the prior year period and an increase in the transaction fee rates charged by Comdata that became effective during the first quarter of 2011 for fuel purchases made by our customers with Comdata’s fuel payment cards.  During the six month period ended June 30, 2011, we also experienced increases in costs as a result of opening new sites during the second quarter, and increases in maintenance and other expenses that resulted from the increased levels of sales.

On a same site basis for our company operated sites, site level operating expenses increased by $22,714, or 7.4%, for the six months ended June 30, 2011, compared to the same period in 2010 and site level operating expenses as a percentage of nonfuel revenues for the first half ended June 30, 2011, were 54.2%, compared to 55.0% for the same period in 2010.  The decrease in operating expenses as a percentage of nonfuel revenues primarily was because certain of our expenses are fixed in nature, or otherwise do not vary directly with sales, so that increases in our revenues did not result in corresponding increases in those site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the six months ended June 30, 2011, were $43,408, an increase of $4,029, or 10.2%, compared to the same period in 2010.  This increase primarily resulted from increases in legal expenses, personnel costs, including recognition of share based compensation expense that increased based on the increase in our share price, and advertising expenses.

Real estate rent expense.  Rent expense for the six months ended June 30, 2011, was $95,137, a decrease of $21,944 compared to the same period in 2010.  This decrease resulted from the lease amendment we entered with HPT in January 2011, as further described below under “Related Party Transactions.”

Depreciation and amortization expense.  Depreciation and amortization expense for the six months ended June 30, 2011, was $22,809, an increase of $2,111, or 10.2%, compared to the same period in 2010 that primarily resulted from depreciating an increased amount of assets.

Interest income and expense.  The decline in interest expense was primarily related to the lease amendment we entered with HPT effective January 1, 2011, which ceased the accrual of interest on the deferred rent amounts we owe to HPT.  Interest income and expense consisted of the following:

	Six Months Ended June 30,		$
(dollars in thousands)	2011	2010	Change

Accretion of leasehold improvement receivable	$—	$201	$(201)
Other interest income	336	400	(64)
Total interest income	$336	$601	$(265)

HPT rent classified as interest	$3,842	$4,372	$(530)
Interest accrued on deferred rent obligation to HPT	—	6,150	(6,150)
Amortization of deferred financing costs	142	142	—
Other	488	731	(243)
Total interest expense	$4,472	$11,395	$(6,923)

Income tax provision.  Our provision for income taxes of $451 and $444 for the six months ended June 30, 2011 and 2010, respectively, differed from the amounts of benefit expected to be calculated at the statutory rate primarily due to recognition of a valuation allowance related to our operating losses as a result of uncertainty regarding future taxable income.  Additionally, our income tax provision represents certain minimum state income taxes and the recognition of deferred tax liabilities related to the tax amortization of indefinite lived intangible assets that cannot be used to reduce existing deferred tax assets.

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

Liquidity and Capital Resources (dollars in thousands)

Our business requires substantial amounts of working capital, including cash liquidity.  Also, our working capital requirements are especially large because of the currently high level of fuel prices and the volatility of fuel prices that has occurred in the past three years and which we expect will continue.  Our principal liquidity requirements are to meet our operating expenses, including rent, and to fund our capital expenditures and working capital requirements.  Our principal sources of liquidity to meet these requirements are:

•                  our cash balance;

•                  our operating cash flow;

•                  our credit facility;

•                  our ability to offer to sell to HPT improvements we make to the sites we lease from HPT, as further described below under “Related Party Transactions”; and

•                  our ability to issue new debt and equity securities. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

Additionally, the operating real estate and developable land that we own may be financed or sold as a source of additional liquidity over time.

We believe the primary risks we face with respect to our operating cash flow are:

•                  the current depressed demand for our products and services as compared to the time prior to when the U.S. economy began to enter into recession in 2007;

•                  decreased demand for our products and services we may experience as a result of competition, particularly competition from the recently combined Pilot Flying J;

•                  the negative impacts of the volatility and high level of prices for petroleum products on our gross margins and working capital requirements; and

•                  the present difficult economic conditions in the U.S. and the trucking industry.

A reduction in our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods.  Also, most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies.  The fuel card industry has only a few significant participants, including Comdata, the largest issuer of third party fuel cards to trucking companies, and Transportation Clearing House LLC, or TCH, a company affiliated with Pilot Flying J, the largest retailer of diesel fuel.  Fuel card companies facilitate aggregation of payments to us, often faster than we might be able to achieve if we collected directly from our customers, and charge us fees for these services.  Competition, or lack thereof, between Comdata and TCH in particular, may result in future increases in our transaction fee expenses or working capital requirements, or both.  Effective January 2011, we entered a new contract with Comdata that increased our operating expenses and our working capital requirements during the first half of 2011 and that we expect also will increase our operating expenses for the remainder of 2011 as compared to the same periods of 2010.  In addition, the increases in the prices of fuel and nonfuel goods experienced during the first half of 2011 materially increased our required investments in working capital to carry our inventory and receivables.  Additional increases in the prices we must pay to obtain fuel, a decrease in the amount of time we have to pay our trade creditors, or an increase in the security required by our suppliers for our credit lines, may increase our working capital requirements materially.  In addition, because of the recent and current economic, industry and global credit market conditions and our historical operating losses, credit may be expensive and difficult for us to obtain.

In May 2011, we issued 10,000,000 common shares in a public offering, raising net proceeds of $53,135.

On January 31, 2011, we and HPT amended our leases and rent deferral agreement.  That amendment is further described below under “Related Party Transactions”.

Assets and Liabilities

At June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $136,811 and $125,396, respectively.  Our total current assets at June 30, 2011 were $515,147, compared to $402,176 at December 31, 2010.  Our total current liabilities were $310,299 at June 30, 2011, compared to $240,171 at December 31, 2010.  During the 2011 first half, our cash balance increased primarily as a result of the $53,135 of net proceeds from our common share offering, the $35,863 of proceeds from our sale to HPT of improvements to the properties leased from HPT and our operating profit.  These increases were partially offset by our site acquisitions, our other capital investments and an increase in our working capital investment.  Inventory at June 30, 2011, was $8,784 higher than at December 31, 2010, due to increases in fuel prices, nonfuel wholesale purchase prices and the amounts of inventories required by increased sales levels.  Both accounts receivable and accounts payable also increased as a result of higher fuel prices and sales levels. In addition, the net increase in accounts receivable over accounts payable and other current liabilities primarily resulted from an increase in the number of days of receivables outstanding under our new agreement with Comdata.  Effective January 2011, we entered a new contract with Comdata that for the first six months of 2011 has had, and we estimate for all of 2011 likely will have, the effect of increasing our accounts receivable balance by approximately $45,000.

Revolving Credit Facility

We have a $100,000 revolving credit agreement, or our credit facility, with a group of commercial banks.  Under this credit facility, a maximum of $100,000 may be drawn, repaid and redrawn until maturity in November 2012.  The maximum borrowing amount is subject to limits based on qualified collateral.  The credit facility may be used for general business purposes, including the issuance of letters of credit.  Generally, no principal payments are due until maturity in November 2012.  Credit facility borrowings bear interest at LIBOR plus a spread that is currently 100 basis points, subject to adjustment based upon facility availability, utilization and other requirements.  Certain of our cash accounts, accounts receivable and inventory collateralize the credit facility.  Of our total cash balance at June 30, 2011, $54,649 was in these pledged cash accounts.  The cash included in the pledged cash accounts is not restricted as to withdrawal or usage.  Based on the other collateral amounts and our resulting availability under the credit facility as of June 30, 2011, we could have withdrawn or used the cash in the pledged cash accounts without a reduction in the maximum amount available to us under the credit facility.

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

At June 30, 2011 and December 31, 2010, there were no amounts outstanding under our revolving credit facility, but at June 30, 2011, we had outstanding $63,186 of letters of credit issued under this facility, securing certain purchases, insurance, fuel tax and other trade obligations.  These letters of credit reduce the amount available for borrowing under our credit facility.  We have begun discussions with lenders participating in our existing credit line to expand that line to $200 million and extend its maturity date to 2016.  There can be no assurances these discussion will lead to our reaching an agreement for this credit expansion or maturity date extension.

Investment Activities

Our business of operating high sales volume travel centers open 24 hours every day requires that we make regular capital investments in our existing sites to maintain their competitive attractiveness to our customers.  During the six months ended June 30, 2011, we spent $29,119 on improvements to our existing sites.  As the U.S. economy and our business enter what we believe may be a prolonged recovery, we expect to continue our capital improvements program.  During the first six months of 2011, we received $35,863 of proceeds from the sale to HPT of improvements we previously made to properties leased from HPT.  During the first six months of 2010 we received funding of $3,489 from HPT for qualifying tenant improvements.  See below “Related Party Transactions,” for a further description of these transactions as well as of possible future purchases by HPT of improvements to sites we lease from HPT.

In order to try to take advantage of the recent opportunities in the travel center industry, we have used some of our available cash to acquire new locations at what we believe are attractive prices.  Since the beginning of 2011, we have invested approximately $37,820 related to the acquisition of eight travel centers.  We have included the results of these sites in our consolidated financial statements from the date of acquisition.

•                  In March 2011, we purchased a travel center in Texas for $6,604 at a foreclosure auction.  During the first six months of 2011, we invested $1,875 to improve this property and opened it for business as a Petro Stopping Center on May 1, 2011.

•                  In May 2011, we acquired six travel centers at a bankruptcy auction.  One of these sites had been operated as a Petro Stopping Center franchise site since 1990 and we have continued its operation as a Petro Stopping Center for our own account.  One of these sites was rebranded as a TA in August 2011.  Two of these six sites are currently being operated under their historical brands but we expect to rebrand them as Petro Stopping Centers prior to the end of 2011, after our renovation and improvements to these sites are complete.  Two of these sites function as ancillary operations to existing TA locations.  We purchased these six properties for an aggregate amount of $25,521.  During the second quarter, we spent $814 to renovate and improve these properties; and we expect to spend between $15,000 and $20,000 improving those sites during the next 12 months.  We expect the cash flows from these sites may improve when they are renovated and operated by us.

•                  In June 2011, we purchased a travel center in Kansas for approximately $5,695.  This site had been operated as a Petro franchise site through December 2010 when the related franchise agreement expired and the Petro branding was removed.  During the second quarter of 2011, we spent approximately $103 to again brand this site as a Petro Stopping Center operated for our own account.

Off Balance Sheet Arrangements (dollars in thousands)

As of June 30, 2011, we had no off balance sheet arrangements that have had or which we believe are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt owed by Petro Travel Plaza Holdings LLC, or PTP, an entity in which we own a 40% interest in a joint venture.  PTP’s outstanding loan, with a balance of $19,008 as of June 30, 2011, is secured by PTP’s real property and matures in August 2012.  We account for the investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt.  We are not directly liable for this debt, but the carrying value of our investment in this joint venture ($17,676 at June 30, 2011) could be adversely affected if PTP defaulted on this debt and PTP’s property was used to satisfy this debt.  In connection with the loan agreement entered by PTP, we and Tejon, the owner of the majority interest in PTP, each agreed to indemnify the lender against liability from environmental matters related to PTP’s sites.

Related Party Transactions (dollars in thousands, except share amounts)

Relationship with HPT

HPT is our former parent company, our principal landlord and our largest shareholder.  RMR provides management services to both us and HPT.  Barry Portnoy is a Managing Trustee of HPT, a Managing Director of us, and chairman and majority owner of RMR; and there are other current and historical relationships between us and our Directors and officers and HPT, including that our Independent Directors have in the past served, and currently serve, as Independent Directors or Independent Trustees of other companies managed by RMR.

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

At the time of our spin off from HPT in January 2007, our acquisitions and transactions with HPT in connection with the Petro Lease and an equity offering completed by us in June 2007, we and HPT believed that we were adequately capitalized to meet all of our obligations, including those owed to HPT.  However, since then there were material changes in the market conditions under which we operate.  Specifically, the increase during the first half of 2008 in the price of diesel fuel which we buy and sell at our travel centers and the slowing of the U.S. economy during 2008 adversely affected our business and increased our working capital requirements.  Although we undertook a restructuring of our business to adjust to these changed market conditions, our balance sheet flexibility and liquidity remained a concern to us because of the impact the then weakening economy and fuel price volatility might have on our working capital requirements.  Accordingly, on August 11, 2008, we and HPT entered a rent deferral agreement.  Under the terms of this deferral agreement we had the option to defer our monthly rent payments to HPT by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010.  Also pursuant to the deferral agreement, we issued 1,540,000 of our common shares to HPT (approximately 9.6% of our shares then outstanding immediately after this new issuance).  On January 1, 2010, interest on all unpaid deferred rent under the deferral agreement began accruing at a rate of 1% per month and was payable monthly in arrears by us to HPT.  No additional rent deferrals were permitted for rent periods after December 31, 2010.  Any deferred rent (and interest thereon) not previously paid was contractually due to HPT on July 1, 2011.  This deferral agreement also includes a prohibition on share repurchases and dividends by us while any deferred rent remains unpaid and all deferred rent and interest thereon will become immediately due and payable by us to HPT if certain events set forth in that agreement occur, including a change of control of us.  Also, in connection with this deferral agreement, we entered into a registration rights agreement with HPT, which provides HPT with certain rights to require us to conduct a registered public offering (underwritten or otherwise) with respect to our common shares issued to HPT pursuant to the deferral agreement, which rights continue through the date which is twelve months following the latest of the expiration of the terms of the HPT Leases.  The deferred rent obligation to HPT as of December 31, 2010 was $150,000.

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

•                  HPT will waive payment of the first $2,500 of percentage rent that may become due under the Petro Lease beginning in 2013.

U.S. generally accepted accounting principles, or GAAP, provide for complex accounting treatment for our HPT Leases, which has various effects on our financial statements.  For a further description of our accounting for our leases with HPT, see Note 8 of the Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report.  During the three month periods ended June 30, 2011 and 2010, we paid cash to HPT under our leases of $48,966 and $46,866, respectively, and recognized real estate rent expense of $45,336 and $56,092, respectively, related to our leases with HPT. During the three month period ended June 30, 2010, we recognized interest expense of $3,300 related to the deferred rent payable to HPT and made cash interest payments of $3,150 to HPT.

During the six month periods ended June 30, 2011 and 2010, we paid cash to HPT under our leases of $98,965 and $92,416, respectively, and recognized real estate expense of $90,149 and $112,071, respectively, related to our leases with HPT.  During the six month period ended June 30, 2010, we recognized interest expense of $6,150 related to the deferred rent payable to HPT and made cash interest payments of $5,000 to HPT.

The following table summarizes the various amounts related to our HPT Leases that are reflected in our operating results and a reconciliation of those amounts to our consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash payments for minimum rent for HPT leases and interest on deferred rent obligation	$47,348	$45,610	$96,092	$89,922
Rent for improvements sold to HPT	393	31	424	61
Rent for ground leases acquired by HPT	1,225	1,225	2,449	2,433
Total cash payments to HPT	48,966	46,866	98,965	92,416
Required straight line rent adjustments	421	1,950	736	3,803
Rent deferred under rent deferral agreement	—	15,000	—	30,000
Less interest paid on deferred rent	—	(3,150)	(1,450)	(5,000)
Less sale/leaseback financing obligation amortization	(364)	(696)	(876)	(1,392)
Less portion of rent payments recognized as interest expense	(1,995)	(2,186)	(3,842)	(4,372)
Less deferred tenant improvements allowance amortization	(1,692)	(1,692)	(3,384)	(3,384)
Rent expense related to HPT Leases	45,336	56,092	90,149	112,071
Rent paid to others (1)	2,448	2,390	4,892	4,882
Straight line rent adjustments for other leases	43	60	96	128
Total real estate rent expense	$47,827	$58,542	$95,137	$117,081

(1)  Includes rent paid directly to HPT’s landlords under leases for properties we sublease from HPT.

The following table summarizes the various amounts related to our HPT Leases that are included in our balance sheets.

	June 30,	December 31,
	2011	2010

Included in other current liabilities:
Accrued rent	$16,029	$14,279
Current portion of sale/leaseback financing obligation (1)	1,973	3,162
Interest payable on deferred rent obligation (2)	—	1,450
Current portion of deferred tenant improvements allowance(3)	6,769	6,769
Total in other current liabilities	$24,771	$25,660

Included in noncurrent HPT Lease liabilities:
Deferred rent obligation (2)	$150,000	$150,000
Sale/leaseback financing obligation (1)	95,615	95,302
Straight line rent accrual (4)	48,556	48,090
Total noncurrent HPT Lease obligations	294,171	293,392
Deferred tenant improvements allowance (3)	71,069	74,453
Total noncurrent HPT Lease liabilities	$365,240	$367,845

(1)                                     Sale/leaseback Financing Obligation.  GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheet the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from HPT because we sublease more than a minor portion of those travel centers to third parties, and one travel center that did not qualify for operating lease treatment for other reasons.  We recorded the leased assets at these travel centers at an amount equal to HPT’s recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale/leaseback financing obligation in our consolidated balance sheet.  We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the sale/leaseback financing obligation and a portion as interest expense in our consolidated statements of operations.  We determined the allocation of these rent payments to the liability and to interest expense using the effective interest method.

(2)                                     Deferred Rent Obligation.  Under the original terms of our rent deferral agreement with HPT that we entered in August 2008, we had the option to defer up to $5,000 of rent payable to HPT each month through December 31,

2010, and all deferred rent obligation not previously paid (and related interest thereon) was contractually due no later than July 1, 2011.  Beginning in January 2010, interest on the deferred rent obligation began to accrue and become payable monthly in arrears at a rate of 1% per month.  Through December 31, 2010, we had deferred a total of $150,000.  In January 2011, the deferral agreement was amended and, among other things, interest ceased to accrue on the deferred rent obligation and the payment date of the deferred rent obligation was revised so that $107,085 is now due in December 2022 and $42,915 is now due in June 2024.

(3)                                 Deferred Tenant Improvements Allowance.  In connection with the commitment by HPT to fund up to $125,000 of capital projects at the sites we lease under the TA Lease without an increase in rent payable by us, we recognized a liability for this deferred rent related to this tenant improvements allowance.  This deferred tenant improvements allowance was initially recorded at an amount equal to the leasehold improvements receivable we recognized for the discounted value of the then expected future amounts to be received from HPT, based upon our then expected timing receipt of those tenant improvements funding payments.  We amortize the deferred tenant improvements allowance on a straight line basis over the term of the TA Lease as a reduction of rent expense.

(4)                                     Straight Line Rent Accrual.  The TA Lease includes scheduled rent increases over the lease term, as do certain of the leases for properties we sublease from HPT but pay the rent directly to HPT’s landlord.  We recognize the effects of those scheduled rent increases in rent expense over the lease terms on a straight line basis, with offsetting entries to this accrual balance.

Under the TA Lease, we received funding from HPT for certain tenant improvements we made to properties owned by HPT with no increase in our rent payable to HPT.  All improvements funded by HPT under this tenant improvements allowance are owned by HPT.  The amount of such funding was limited to $125,000.  During the six months ended June 30, 2010, we received funding of $3,489 from HPT for qualifying tenant improvements.  As of September 30, 2010, we had received all of the $125,000 tenant improvements allowance available under our lease from HPT without an increase in rent payments.  Portions of this amount were discounted because we elected to receive those funds on an accelerated basis.

Under the HPT Leases, we may request that HPT fund approved amounts for renovations, improvements and equipment at the leased travel centers, in addition to the $125,000 described above, in return for annual rent increases according to a formula: the rent per year will be increased by an amount equal to the amount funded by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%.  During the second quarter of 2011 HPT purchased from us improvements we previously made to the properties we lease from HPT for approximately $35,863, which resulted in an increase in annual rent of approximately $3,048.  In the future, we expect to request that HPT fund additional approved amounts for renovation and improvements at the leased travel centers in return for annual rent increases; however, we are not obligated to make such requests and HPT is not obligated to fund such amounts.  As of June 30, 2011, we had assets of $7,379 included in property and equipment that we expect to request that HPT purchase from us for an increase in future rent.

In May 2011, in connection with our public offering of 10,000,000 shares, HPT purchased from the underwriters at the public offering price 1,000,000 of our common shares, and consequently as of June 30, 2011, owned 2,540,000 of our common shares (9.1% of our total shares outstanding as of June 30, 2011).

Relationship with RMR

RMR provides management services to both us and HPT.  Thomas O’Brien, our Managing Director and our President and Chief Executive Officer, is an Executive Vice President of RMR, and Andrew Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, is a Senior Vice President of RMR.  Our other Managing Director is the Chairman and majority owner of RMR.  Accordingly, the terms of the 2008 rent deferral agreement and the recent 2011 Amendment Agreement were negotiated and approved by special committees of our Independent Directors and HPT’s Independent Trustees, none of whom were then, or are now, directors or trustees of the other company, and each special committee was represented by separate counsel.

We are a party to a business management and shared services agreement, or our business management agreement, with RMR, pursuant to which RMR provides us with business management and shared services.  There have been no changes in the terms of this agreement from the terms described in our Annual Report on Form 10-K for the year ended December 31, 2010.  Under the business management and shared services agreement, we pay we pay RMR an annual business management fee equal to 0.6% of the sum of our gross fuel margin (which is our fuel sales revenues less our cost of fuel sales) plus our total nonfuel revenues.  This fee is payable monthly based on the prior month’s fuel margin and nonfuel revenues.  This fee totaled $2,548 and $2,304 for the three months ended June 30, 2011 and 2010, respectively, and $4,682 and $4,229 for the six months ended June 30, 2011, and 2010, respectively.  These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

Relationship with AIC

We, RMR, HPT and other companies to which RMR provides management services each currently owns approximately 14.29% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Directors and all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.  As of June 30, 2011, we have invested approximately $5,272 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  We carry this investment in our condensed consolidated balance sheets in other assets at $5,201 and $5,075 as of June 30, 2011 and December 31, 2010, respectively.  During the three and six months ended June 30, 2011 and 2010, we recognized income of $48 and $83 and a loss of $24 and $52, respectively, related to this investment.

AIC has designed a combination property insurance program for us and other AIC shareholders in which AIC participates as a reinsurer.  Our total premiums under this program for the policy years expiring May 31, 2011 and 2012, were $2,308 and $1,664, respectively.  The amount expensed in relation to these insurance premiums for the six month periods ended June 30, 2011 and 2010, were $1,099 and $192, respectively.  We are currently investigating possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

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

Relationship with PTP

We own a 40% interest in PTP and operate the two travel centers PTP owns.  The remaining 60% of PTP is owned by an unrelated party, Tejon.  The carrying value of our investment in PTP as of June 30, 2011 and December 31, 2010, was $17,676 and $17,542, respectively.  At June 30, 2011 and December 31, 2010 we had a net payable to PTP of $842 and $353, respectively.  Our results for the three month periods ended June 30, 2011 and 2010, included management and accounting fee income of $200 and $163, respectively, earned in connection with our operation of PTP’s travel centers.  During the six months ended June 30, 2011 and 2010, we recognized management and accounting fee income of $400 and $325, respectively, earned in connection with our operation of PTP’s travel centers.  During the three months ended June 30, 2011 and 2010, we recognized income of $348 and $302, respectively, as our share of PTP’s net income for that period.  During the six months ended June 30, 2011, and 2010, we recognized $134 and $262, respectively, as our share of PTP’s net income for that period.  Please see “Off Balance Sheet Arrangements,” above for a description of certain risks to us arising from debts of PTP and our agreement to indemnify PTP’s lender for PTP’s environmental matters.

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

At June 30, 2011, we had a gross accrued liability of $7,339 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $3,551, resulting in an estimated net amount of $3,788 that we expect to need to fund from future cash flows.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.  For further information regarding environmental and climate change matters, please see the disclosure under “Environmental Matters” in Note 9 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings (dollars in thousands)

There have been no material developments in our other legal proceedings that we previously disclosed in our Annual Report, except for those developments discussed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, pursuant to which we disclosed developments in the purported class action suit against Comdata Network, Inc., in which we are a named defendant, and developments in connection with the California legal proceedings, and except as follows:

•                          At a hearing on June 28, 2011, the Delaware Court of Chancery approved the proposed settlement of the purported derivative action reported in our Annual Report.  Pursuant to the Court’s order approving the settlement, subsequent to June 30, 2011, we and our insurer paid $675 as an award for attorney’s fees and expenses for plaintiff’s counsel; and in July 2011, we paid $119 to HPT and $51 to RMR in satisfaction of our indemnity obligations to them which arose in connection with this litigation.

•                          Also, on May 6, 2011, we renewed our motion to dismiss the purported class action suit against Comdata Network, Inc., in which we are a named defendant, with prejudice.  Briefing on the motion is complete and the parties await the Court’s decision while discovery otherwise proceeds.

For more details of these and other pending litigation, please see Note 9 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Item 6. Exhibits

Exhibit 3.1

Certificate of Formation of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 12, 2006, File No. 333-139272)

Exhibit 3.2

Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2010)

Exhibit 3.3

Amended and Restated Bylaws of TravelCenters of America LLC, as amended and restated on January 25, 2010 (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2010)

Exhibit 4.1

Form of Share Certificate (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 24, 2010)

Exhibit 10.1

Composite copy of the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, as amended as of May 12, 2011 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011)

Exhibit 10.2	Current Compensation Plan for Directors (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011)

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 101.1

The following materials from TravelCenters of America LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.  (furnished herewith.)

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT ON FORM 10-Q THAT MAY NOT OCCUR INCLUDE:

•                  OUR DESCRIPTION OF OUR AMENDED LEASES WITH HPT DESCRIBES RENT AND INTEREST REDUCTIONS AND DEFERRALS WHICH HAVE BEEN AGREED BETWEEN US AND HPT.  AN IMPLICATION OF THESE DESCRIPTIONS MAY BE THAT WE WILL BE ABLE TO OPERATE PROFITABLY IN THE FUTURE.  IN FACT, THERE ARE MANY FACTORS WHICH WILL IMPACT THE PROFITABILITY OF OUR FUTURE OPERATIONS IN ADDITION TO RENTS, INCLUDING SOME FACTORS WHICH ARE BEYOND OUR CONTROL, SUCH AS THE CONDITION OF THE U.S. ECONOMY GENERALLY, THE FUTURE DEMAND FOR OUR GOODS AND SERVICES AND COMPETITION IN OUR BUSINESS.  WE HAVE REPORTED NET INCOME IN ONLY FIVE QUARTERLY REPORTING PERIODS SINCE WE BECAME A SEPARATE PUBLICLY OWNED COMPANY IN 2007 AND WE HAVE ACCUMULATED SIGNIFICANT CUMULATIVE NET LOSSES SINCE THAT TIME. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO PRODUCE FUTURE NET INCOME;

•                  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE AND LEGISLATION AND REGULATION REGARDING CLIMATE CHANGE, INCLUDING GREENHOUSE GAS EMISSIONS, AND OTHER ENVIRONMENTAL MATTERS MAY BE ADOPTED OR ADMINISTERED AND ENFORCED DIFFERENTLY IN THE FUTURE, WHICH COULD REQUIRE US TO EXPEND SIGNIFICANT AMOUNTS AND OUR BUSINESS TO DECLINE MATERIALLY;

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE BEGUN TO USE OUR CASH TO ACQUIRE NEW TRAVEL CENTER LOCATIONS AT WHAT WE BELIEVE ARE ATTRACTIVE PRICES, AND THIS QUARTERLY REPORT LISTS SEVERAL PURCHASES THAT WE HAVE COMPLETED.  THE IMPLICATIONS OF THESE STATEMENTS MAY BE THAT WE WILL BE ABLE TO OPERATE THESE NEW LOCATIONS PROFITABLY.  OUR ABILITY TO OPERATE NEW LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW OPERATIONS INTO OUR EXISTING OPERATIONS AND SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS THE CONTINUING DEMAND FOR OUR GOODS AND SERVICES ARISING FROM THE U.S. ECONOMY GENERALLY.  WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE NEW SITE OPERATIONS OR OPERATE NEW SITES PROFITABLY. ACCORDINGLY, THE PRICES WE PAID FOR THESE ACQUISITIONS MAY, IN RETROSPECT, NOT BE ATTRACTIVE.  EACH OF THE SITES WE HAVE ACQUIRED PREVIOUSLY PRODUCED OPERATING RESULTS WHICH CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES; THERE IS NO GUARANTY WE WILL BE ABLE TO OPERATE THESE NEW LOCATIONS, OR ANY OF THEM, PROFITABLY;

•                  THIS QUARTERLY REPORT STATES THAT WE EXPECT TO SPEND BETWEEN $15 MILLION AND $20 MILLION TO RENOVATE RECENTLY ACQUIRED TRAVEL CENTER LOCATIONS DURING THE NEXT 12 MONTHS AND THAT WE EXPECT THE CASH FLOWS FROM THESE SITES MAY IMPROVE AFTER THEY ARE RENOVATED AND OPERATED BY US.  BECAUSE OF THE CIRCUMSTANCES FROM WHICH WE AGREED TO ACQUIRE SEVEN OF THE EIGHT LOCATIONS WE HAVE ACQUIRED SINCE JANUARY 1, 2011, WE WERE ABLE TO PERFORM ONLY LIMITED PROPERTY DILIGENCE.  ESTIMATES OF RENOVATION COSTS ARE OFTEN INACCURATE, AND IN THE CIRCUMSTANCES WHICH WE PURCHASED THESE SITES, OUR ESTIMATES OF OUR RENOVATION COSTS ARE ESPECIALLY LIKELY TO BE INACCURATE.  THERE CAN BE NO ASSURANCE WE WILL BE ABLE TO IMPROVE THE CASH FLOWS FROM THESE SITES AFTER THEY ARE RENOVATED AND OPERATED BY US;

•                  THIS QUARTERLY REPORT INCLUDES AN ESTIMATE OF THE AMOUNT OF WORKING CAPITAL INVESTMENT WE WILL BE REQUIRED TO MAKE DURING 2011 AS A RESULT OF OUR NEW CONTRACT

WITH COMDATA.  THIS ESTIMATE IS BASED UPON AN ESTIMATE OF THE AMOUNT OF OUR SALES WHICH HAVE BEEN OR MAY BE PROCESSED USING COMDATA PAYMENT CARD SERVICES.  THIS ESTIMATE DEPENDS UPON A NUMBER OF SEPARATE ESTIMATES, SUCH AS THE VOLUME AND PRICES OF FUEL AND OTHER GOODS AND SERVICES PURCHASED BY OUR CUSTOMERS USING COMDATA FUEL CARDS.  BECAUSE OF THE MULTIPLE LAYERS OF ESTIMATES INVOLVED IN CALCULATING THESE AMOUNTS, THESE ESTIMATES MAY BE INACCURATE;

•                  THE STATEMENTS IN THIS QUARTERLY REPORT THAT WE HAD $136.8 MILLION OF CASH AND CASH EQUIVALENTS AT JUNE 30, 2011, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR BANK CREDIT FACILITY AND THAT WE OWN UNENCUMBERED REAL ESTATE AND OTHER ASSETS THAT MAY BE ADDITIONAL SOURCES OF LIQUIDITY OVER TIME MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND CASH LIQUIDITY.  IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH AND WE USED NET CASH FLOWS IN OUR OPERATING ACTIVITIES OF $6.9 MILLION DURING THE FIRST HALF OF 2011.  AS OF JUNE 30, 2011, $63.2 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO SECURE LETTERS OF CREDIT FOR OUR SUPPLIERS, INSURERS AND TAXING AUTHORITIES, AND WE HAVE COLLATERALIZED THIS FACILITY WITH A PORTION OF OUR WORKING CAPITAL, INCLUDING A PORTION OF OUR CASH.  IN ADDITION, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE.  FURTHER, OUR BUSINESS REQUIRES US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

•                  THIS QUARTERLY REPORT STATES THAT OUR BUSINESS REQUIRES REGULAR SIGNIFICANT CAPITAL EXPENDITURES, AND THAT WE EXPECT TO REQUEST THAT HPT FUND ADDITIONAL FUTURE IMPROVEMENTS IN RETURN FOR RENT INCREASES. THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PROJECT. SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED. CURRENTLY UNANTICIPATED PROJECTS THAT ARE REQUIRED TO BE COMPLETED MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED. SOME CAPITAL PROJECTS TAKE MORE TIME THAN ANTICIPATED. AS A RESULT OF MARKET CONDITIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER AMOUNTS OF CAPITAL EXPENDITURES IN THE FUTURE. ALSO, HPT IS NOT REQUIRED TO FUND OUR APPLICABLE CAPITAL EXPENDITURES AND IT MAY BE UNWILLING OR UNABLE TO DO SO;

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE BEGUN DISCUSSIONS WITH OUR LENDERS TO EXPAND OUR LINE OF CREDIT TO $200 MILLION AND TO EXTEND ITS MATURITY DATE TO 2016. WE MAY BE UNABLE TO MAKE ANY CHANGES TO THE EXISTING CREDIT FACILITY OR REPLACE IT ON ACCEPTABLE TERMS OR AT ALL;

•                 THIS QUARTERLY REPORT STATES THAT THE U.S. ECONOMY AND OUR BUSINESS MAY BE ENTERING WHAT WE BELIEVE MAY BE A PROLONGED RECOVERY.  THIS MAY IMPLY THAT ECONOMIC CONDITIONS IN THE U.S. GENERALLY AND THE TRUCKING AND TRAVEL CENTER INDUSTRIES IN PARTICULAR ARE IMPROVING AND THAT OUR RESULTS OF OPERATIONS AND CASH FLOWS FROM OPERATIONS WILL IMPROVE IN THE FUTURE.  HOWEVER, THE POSITIVE TREND IN FUEL SALES VOLUMES WE HAVE RECENTLY EXPERIENCED MAY BE THE RESULT OF INCREASED MARKET SHARE AND NOT AN IMPROVING MARKET OR MAY NOT CONTINUE.  ALSO, IMPROVEMENTS, IF ANY, IN THE U.S. ECONOMY OR IN THE TRUCKING OR TRAVEL CENTER INDUSTRIES MAY NOT CONTINUE, AND OUR FUEL SALES VOLUMES MAY NOT CONTINUE TO INCREASE OR BE SUSTAINED;

•                   WE MAY BE UNABLE TO PREVAIL IN OUR PENDING LITIGATION AND ANY SETTLEMENT OR ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.  ALSO, THE LEGAL AND OTHER EXPENSES WE MAY INCUR IN CONNECTION WITH LITIGATION WILL DEPEND, IN PART, UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL, AND THESE COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS;

•                 WE MAY NOT REALIZE OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC.  OUR PARTICIPATION IN AIC INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF INSURANCE COMPANIES. ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INVESTMENTS IN AIC MAY BE DELAYED OR MAY NOT OCCUR, AND AIC MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT; AND

•                  THIS QUARTERLY REPORT STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH HPT, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

•                THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR FRANCHISEES AND TENANTS;

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

•                  AS A RESULT OF CERTAIN TRADING IN OUR SHARES DURING 2007, WE EXPERIENCED AN OWNERSHIP CHANGE AS DEFINED BY SECTION 382 OF THE INTERNAL REVENUE CODE, OR THE CODE.  CONSEQUENTLY, WE ARE UNABLE TO USE OUR NET OPERATING LOSS GENERATED IN 2007 TO OFFSET ANY FUTURE TAXABLE INCOME WE MAY GENERATE.  IF WE EXPERIENCE ADDITIONAL OWNERSHIP CHANGES, AS DEFINED IN THE CODE, OUR NET OPERATING LOSSES GENERATED AFTER 2007 COULD ALSO BE SUBJECT TO LIMITATIONS ON USAGE.

WE HAVE GENERATED NET INCOME IN ONLY FIVE QUARTERLY REPORTING PERIODS SINCE WE BECAME A PUBLICLY OWNED COMPANY ON JANUARY 31, 2007.  ALTHOUGH OUR PLANS ARE INTENDED TO GENERATE NET INCOME, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

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

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	Andrew J. Rebholz
August 9, 2011		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)