Form 10-Q
period 2011-09-30
TRAVELCENTERS OF AMERICA LLC
filed 2011-11-07
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of Common Shares outstanding at November 3, 2011: 28,052,296 common shares.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

September 30, 2011

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$130,541	$125,396
Accounts receivable (less allowance for doubtful accounts of $2,320 and $2,023 as of September 30, 2011, and December 31, 2010, respectively)	153,453	82,374
Inventories	156,596	139,810
Other current assets	63,529	54,596
Total current assets	504,119	402,176

Property and equipment, net	469,309	438,649
Intangible assets, net	23,380	25,749
Other noncurrent assets	29,342	27,515
Total assets	$1,026,150	$894,089

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$149,243	$110,228
Current HPT Leases liabilities	24,662	25,660
Other current liabilities	119,593	104,283
Total current liabilities	293,498	240,171

Noncurrent HPT Leases liabilities	363,367	367,845
Other noncurrent liabilities	38,024	34,768
Total liabilities	694,889	642,784

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 31,683,666 and 18,683,666 shares authorized at September 30, 2011, and December 31, 2010, respectively, and 28,052,296 and 18,016,196 shares issued and outstanding at September 30, 2011, and December 31, 2010, respectively	601,703	547,066
Accumulated other comprehensive income	926	1,193
Accumulated deficit	(271,368)	(296,954)
Total shareholders’ equity	331,261	251,305

Total liabilities and shareholders’ equity	$1,026,150	$894,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2011	2010

Revenues:
Fuel	$1,734,621	$1,192,949
Nonfuel	348,790	316,639
Rent and royalties	3,874	3,522
Total revenues	2,087,285	1,513,110

Cost of goods sold (excluding depreciation):
Fuel	1,653,299	1,118,307
Nonfuel	152,780	134,520
Total cost of goods sold (excluding depreciation)	1,806,079	1,252,827

Operating expenses:
Site level operating	176,274	160,500
Selling, general & administrative	22,360	20,465
Real estate rent	48,202	58,595
Depreciation and amortization	11,831	10,611
Total operating expenses	258,667	250,171

Income from operations	22,539	10,112

Income from equity investees	497	467
Interest income	319	311
Interest expense	(2,438)	(6,181)
Income before income taxes	20,917	4,709
Provision for income taxes	259	243
Net income	$20,658	$4,466

Net income per share:
Basic and diluted	$0.74	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2011	2010

Revenues:
Fuel	$4,989,927	$3,512,206
Nonfuel	963,676	878,821
Rent and royalties	10,753	10,193
Total revenues	5,964,356	4,401,220

Cost of goods sold (excluding depreciation):
Fuel	4,761,943	3,312,619
Nonfuel	415,348	370,279
Total cost of goods sold (excluding depreciation)	5,177,291	3,682,898

Operating expenses:
Site level operating	511,035	470,487
Selling, general & administrative	65,768	59,844
Real estate rent	143,339	175,675
Depreciation and amortization	34,640	31,310
Total operating expenses	754,782	737,316

Income (loss) from operations	32,283	(18,994)

Income from equity investees	714	768
Acquisition costs	(446)	—
Interest income	655	912
Interest expense	(6,910)	(17,576)
Income (loss) before income taxes	26,296	(34,890)
Provision for income taxes	710	687
Net income (loss)	$25,586	$(35,577)

Net income (loss) per share:
Basic and diluted	$1.13	$(2.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$25,586	$(35,577)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash rent expense adjustments	(3,770)	44,714
Share based compensation expense	1,502	1,018
Depreciation and amortization	34,640	31,310
Income from equity investees	(714)	(768)
Amortization of deferred financing costs	214	214
Deferred income tax provision	156	—
Provision for doubtful accounts	300	422
Cash received for tenant improvements	—	7,015
Changes in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(71,504)	(26,676)
Inventories	(15,397)	614
Other current assets	(8,747)	(3,576)
Accounts payable and other current liabilities	50,573	32,297
Other, net	(245)	(834)
Net cash provided by operating activities	12,594	50,173

Cash flows from investing activities:
Proceeds from sales of improvements to HPT	45,563	—
Acquisitions of businesses, net of cash acquired	(31,216)	—
Capital expenditures	(73,643)	(34,630)
Proceeds from asset sales	103	11
Distribution received from equity investee	—	960
Investment in equity investee	—	(76)
Net cash used in investing activities	(59,193)	(33,735)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	53,135	—
Proceeds from borrowings on revolving credit facility	1,000	—
Repayment of borrowings on revolving credit facility	(1,000)	—
Payment of deferred financing fees	(13)	—
Sale/leaseback financing obligation payments	(1,313)	(2,088)
Net cash provided by (used in) financing activities	51,809	(2,088)

Effect of exchange rate changes on cash	(65)	2

Net increase in cash	5,145	14,352

Cash and cash equivalents at the beginning of the period	125,396	155,632
Cash and cash equivalents at the end of the period	$130,541	$169,984

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest)	$8,188	$16,638
Income taxes paid (net of refunds)	647	811

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

Our travel centers typically include over 20 acres of land and provide our customers with diesel fuel and gasoline as well as nonfuel products and services, such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel and convenience stores and other driver services.  We also collect rents and franchise royalties from our franchisees.

At September 30, 2011, our business included 235 travel centers in 41 states and in Canada, 167 of which were operated under the “Travel Centers of America” or “TA” brand names and 68 of which were operated under the “Petro” brand name.  We operated 194 of these travel centers, which we refer to as Company operated travel centers, and our franchisees operated 41 of these travel centers, including 10 travel centers which our franchisees sublease from us and 31 travel centers which our franchisees own or lease from other lessors.  We lease 145 of our TA branded travel centers and 40 of our Petro branded travel centers under leases with subsidiaries of Hospitality Properties Trust, or HPT, which we refer to as the TA Lease and Petro Lease, respectively, and which we refer to collectively as the HPT Leases.  See Note 8 for a further description of the HPT Leases.

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

2.                                      Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued new accounting guidance that requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This guidance will become effective for interim and annual periods beginning after December 15, 2011. Because this guidance only impacts the presentation of other comprehensive income, it will have no material effect on our financial condition, results of operations or cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Weighted average common shares(1)	26,661,920	16,273,936	21,288,306	16,247,312
Weighted average unvested common shares included as participating securities	1,390,739	1,049,640	1,398,968	1,050,044
Total weighted average common shares and participating securities included in the earnings per share computation	28,052,659	17,323,576	22,687,274	17,297,356

(1)  Includes only vested shares granted under our share award plan and excludes the unvested shares granted under that plan.

4.                                     Other Comprehensive Income (Loss)

The following table summarizes the components of other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss)	$20,658	$4,466	$25,586	$(35,577)
Foreign currency translation adjustment, net of taxes of $(204) and $80, for the three months ended September 30, 2011 and 2010, respectively, and $(127) and $50 for the nine months ended September 30, 2011 and 2010, respectively	(536)	227	(325)	140
Other	15	—	58	—
Other comprehensive income (loss)	$20,137	$4,693	$25,319	$(35,437)

5.                                     Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2011	2010

Nonfuel merchandise	$120,661	$105,196
Petroleum products	35,935	34,614
Total inventories	$156,596	$139,810

6.                                     Shareholders’ Equity

In May 2011, we issued 10,000,000 common shares in a public offering, raising proceeds of approximately $53,135 after underwriters’ discounts and commissions and other costs of the offering.  HPT purchased 1,000,000 shares in this offering at the public offering price.

During May 2011, we awarded a total of 37,500 common shares to our Directors under our Amended and Restated 2007 Equity Compensation Plan, all of which shares were fully vested upon issuance.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

7.                                     Acquisitions

In May 2011, we acquired six travel centers located in Indiana and Illinois in a bankruptcy auction.  We purchased these six travel centers for an aggregate of $25,521, and we accounted for this transaction as a business combination.  One of these travel centers had been operated as a Petro Stopping Center franchise since 1990 and we have continued its operation as a company operated Petro Stopping Center.  During the third quarter of 2011, one of these travel centers was rebranded as a TA and two of these travel centers were rebranded as Petro Stopping Centers.  Two of the acquired sites function as ancillary operations to existing TA travel centers.

In June 2011, we purchased a former Petro franchisee’s travel center in Kansas for $5,695.  We accounted for this transaction as a business combination.  This travel center had been operated as a Petro Stopping Center franchise through December 2010 when the related franchise agreement expired and the Petro Stopping Center brand was removed.

During the nine months ended September 30, 2011, we incurred $446 of acquisition costs related to the two business combinations described above, which amount is included in our consolidated statements of operations.  We have included the results of these sites in our consolidated financial statements from the dates of their acquisitions.  The pro forma impact of including the results of operations of the acquired businesses from the beginning of the period is not material to our consolidated results of operations.  The following table summarizes the amounts assigned, based on their fair values, to the assets we acquired and liabilities we assumed in the business combinations described above.

Inventories	$1,425
Property and equipment	30,727
Intangible assets	105
Other noncurrent assets	290
Other current liabilities	(748)
Other noncurrent liabilities	(583)
Total purchase price	$31,216

In March 2011, we purchased for $6,604 at a foreclosure auction a travel center in Texas that we opened for business as a Petro Stopping Center on May 1, 2011.  This transaction was accounted for as an asset purchase.

8.                                     Related Party Transactions

Relationship with HPT

We were created as a separate public company in 2007 as a result of our spin off from HPT.  HPT is our largest shareholder, owning 2,540,000 of our shares (approximately 9.1% of our outstanding shares at September 30, 2011).  One of our Managing Directors is a managing trustee of HPT and there are other current and historical relationships between us and our Directors and officers and HPT, including those further described below under “Relationship with RMR.”

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

The following table summarizes the various amounts related to our HPT Leases that are reflected in our operating results and a reconciliation of those amounts to our consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash payments for rent under the HPT Leases and interest on the deferred rent obligation	$49,313	$47,646	$148,278	$140,063
Required straight line rent adjustments	408	1,628	1,144	5,430
Rent deferred under rent deferral agreement	—	15,000	—	45,000
Less interest paid on deferred rent	—	(3,600)	(1,450)	(8,600)
Less sale/leaseback financing obligation amortization	(438)	(696)	(1,313)	(2,088)
Less portion of rent payments recognized as interest expense	(1,921)	(2,186)	(5,763)	(6,558)
Less deferred tenant improvements allowance amortization	(1,692)	(1,692)	(5,077)	(5,077)
Rent expense related to HPT Leases	45,670	56,100	135,819	168,170
Rent paid to others (1)	2,465	2,438	7,357	7,320
Straight line rent adjustments for other leases	67	57	163	185
Total real estate rent expense	$48,202	$58,595	$143,339	$175,675

(1)  Includes rent paid directly to HPT’s landlords under leases for properties we sublease from HPT.

During the three and nine months ended September 30, 2010, we recognized $3,750 and $9,900, respectively, of interest expense on the deferred rent obligation.  We made interest payments of $3,600 and $8,600 to HPT during the three and nine months ended September 30, 2010, respectively.  Effective January 1, 2011, interest on the deferred rent obligation ceased to accrue and in January 2011 we paid the $1,450 of interest accrued in December 2010.

The following table summarizes the various amounts related to our HPT Leases that are included in our balance sheets.

	September 30,	December 31,
	2011	2010

Current HPT Leases liabilities:
Accrued rent	$16,032	$14,279
Current portion of sale/leaseback financing obligation (1)	1,861	3,162
Interest payable on deferred rent obligation (2)	—	1,450
Total Current HPT Leases obligations	17,893	18,891
Current portion of deferred tenant improvements allowance(3)	6,769	6,769
Total Current HPT Leases liabilities	$24,662	$25,660

Noncurrent HPT Leases liabilities:
Deferred rent obligation (2)	$150,000	$150,000
Sale/leaseback financing obligation (1)	95,288	95,302
Straight line rent accrual (4)	48,703	48,090
Total Noncurrent HPT Leases obligations	293,991	293,392
Deferred tenant improvements allowance (3)	69,376	74,453
Total Noncurrent HPT Leases liabilities	$363,367	$367,845

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

(2)                                     Deferred Rent Obligation.  Under the original terms of our rent deferral agreement with HPT that we entered in August 2008, we deferred $5,000 of rent payable to HPT each month through December 31, 2010.  Through December 31, 2010, we had deferred a total of $150,000 of rent payments.  All deferred rent obligation not previously paid (and related interest thereon) was contractually due no later than July 1, 2011.  Beginning in January 2010, interest on the deferred rent obligation began to accrue and become payable monthly in arrears at a rate of 1% per month.  In January 2011, the deferral agreement was amended and, among other things, interest ceased to accrue on the deferred rent obligation and the payment date of the deferred rent obligation was revised so that $107,085 is now due in December 2022 and $42,915 is now due in June 2024.

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

Under the TA Lease, we received funding from HPT for certain tenant improvements we made to properties owned by HPT with no increase in our rent payable to HPT.  All improvements funded by HPT under this tenant improvements allowance are owned by HPT.  The amount of such funding was limited to $125,000.  During the nine months ended September 30, 2010, we received funding of $7,015 from HPT for qualifying tenant improvements.  As of September 30, 2010, we had received all of the $125,000 tenant improvements allowance available under our lease from HPT without an increase in rent payments.  Portions of this amount were discounted because we elected to receive those funds on an accelerated basis.

Under the HPT Leases, we may request that HPT fund approved amounts for renovations, improvements and equipment at the leased travel centers, in addition to the $125,000 described above, in return for annual rent increases according to a formula: the

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

rent per year will be increased by an amount equal to the amount funded by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%.  During the first nine months of 2011, pursuant to the terms of the HPT Leases, we sold to HPT $45,563 of improvements we previously made to properties leased from HPT, and, as a result, our annual rent payable to HPT increased by approximately $3,873.  As of September 30, 2011, our property and equipment balance included $6,931 for similar improvements we have made to HPT owned sites that we expect to request that HPT purchase from us for an increase in future rent, however, we are not obligated to make such requests and HPT is not obligated to fund such amounts.

Relationship with RMR

Reit Management & Research LLC, or RMR, provides management services to both us and HPT, and our President, Chief Executive Officer and Managing Director, our Executive Vice President, Chief Financial Officer and Treasurer and our Executive Vice President and General Counsel are also officers of RMR; our other Managing Director is RMR’s Chairman and majority owner, and his son is an owner, President, Chief Executive Officer and a director of RMR and a managing trustee of HPT; and our Independent Directors also serve as independent directors or independent trustees of other companies to which RMR provides management services.

Under our business management and shared services agreement, we pay RMR an annual business management fee equal to 0.6% of the sum of our gross fuel margin (which is our fuel sales revenues less our cost of fuel sales) plus our total nonfuel revenues.  In addition, RMR provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other companies to which RMR provides management services, which amounts are subject to determination by our Compensation Committee.  Effective July 2011, we entered a property management agreement with RMR under which RMR provides building management services related to our headquarters office building and the expense payable under this property management agreement was also subject to determination by our Compensation Committee.  These fees and expenses under our agreements with RMR totaled $2,659 and $2,401 for the three months ended September 30, 2011 and 2010, respectively.  During the nine months ended September 30, 2011 and 2010, these fees and expenses totaled $7,340 and $6,629, respectively.  We are responsible for certain other expenses incurred by RMR on our behalf.  The amounts incurred under these agreements are included in selling, general and administrative expenses.

Relationship with AIC

We, RMR, HPT and four other companies to which RMR provides management services each currently owns approximately 14.29% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Directors, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.   As of September 30, 2011, we have invested approximately $5,228 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  Our investment had a carrying value of $5,244 and $5,075 as of September 30, 2011, and December 31, 2010, respectively.  During the three months ended September 30, 2011 and 2010, we recognized income of $28 and $25, respectively, related to this investment.  During the nine months ended September 30, 2011 and 2010, we recognized income of $111 and a loss of $27, respectively, related to this investment. In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer.  This program was modified and extended in 2011 for a one year term.  Our total premiums under this program for the policy years expiring May 31, 2011 and 2012, were approximately $2,308 and $1,664, respectively.  The amount expensed in relation to these insurance premiums for the nine month periods ended September 30, 2011 and 2010, were $1,516 and $769, respectively.  We are currently investigating possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Relationship with PTP

We own a 40% interest in Petro Travel Plaza Holdings LLC, or PTP, and operate the two travel centers PTP owns for which we receive management and accounting fees.  Tejon Development Corporation, or Tejon, the 60% owner of PTP, is an unrelated party.  During the three months ended September 30, 2011 and 2010, we recognized management and accounting fee income of $200.  During the nine months ended September 30, 2011 and 2010, we recognized management and accounting fee income of $600 and $525, respectively.  The carrying value of our investment in PTP as of September 30, 2011, and December 31, 2010, was $18,145 and

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

$17,542, respectively.  At September 30, 2011, and December 31, 2010, we had a net payable to PTP of $410 and $353, respectively.  During the three months ended September 30, 2011 and 2010, we recognized income of $469 and $442, respectively, as our share of PTP’s net income.  During the nine months ended September 30, 2011, and 2010, we recognized $603 and $795, respectively, as our share of PTP’s net income.

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

At September 30, 2011, we had a gross accrued liability of $8,721 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $3,423, resulting in an estimated net amount of $5,298 that we expect to need to fund from future cash flows.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.

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

Legal Proceedings

On February 1, 2008, a purported holder of our shares, Alan R. Kahn, filed a purported derivative action in the Delaware Court of Chancery on behalf of us against members of our Board of Directors, HPT and RMR.  This action alleged that our Directors breached their fiduciary duties in connection with our acquisition in 2007 of Petro Stopping Centers, L.P., or the Petro Acquisition, and our entering into the Petro Lease, and sought an award of unspecified damages and other relief.  This action also appeared to allege that RMR and HPT aided and abetted our Directors.  Under our limited liability company agreement and agreements with RMR and HPT, we are liable to indemnify our Directors, HPT and RMR for liabilities, costs and expenses incurred by them in connection with this litigation.  In January 2011, the parties involved in the litigation agreed to settle the lawsuit.  At a hearing on June 28, 2011, the Delaware Court of Chancery approved the proposed settlement. During the third quarter of 2011, we and our insurer paid $675 as an award for attorney’s fees and expenses for plaintiff’s counsel pursuant to the Court’s order approving the settlement.  In July 2011, we also paid $119 to HPT and $51 to RMR pursuant to our indemnity obligations in connection with this litigation.

In July 2008, Riverside County in the State of California filed litigation against us in the Superior Court of California for Riverside County, seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to management of underground storage tanks.  In April 2009, the California Attorney General intervened in the action.  In December 2010, the Attorney General and the Riverside County District Attorney filed a consolidated complaint in which they combined the allegations of their previous separate complaints into a single complaint and added as an additional defendant HPT TA Properties Trust, which is a subsidiary of HPT and a landlord under the TA Lease.  Under the TA Lease, we are liable to indemnify HPT TA Properties Trust for any liabilities, costs and expenses it incurs in connection with this litigation.  In October 2011, the parties reached preliminary agreement to settle these claims for $1,200, with a credit to us in the amount of $250 for certain improvements that we have made to our Riverside County facility, such that the cash amount to be paid by us is $950.  Final settlement is contingent upon the execution by the parties of a mutually satisfactory form of Stipulated Judgment which will include injunctive relief provisions requiring that TA comply with certain California environmental laws applicable to underground storage tank systems.  Contingent upon reaching agreement with respect to the form of Stipulated Judgment, we expect to pay this amount in the fourth quarter of 2011.

In May 2010, the California Attorney General filed a separate litigation against us, HPT TA Properties Trust, PTP and affiliates of Tejon in the Superior Court of California for Alameda County seeking civil penalties and injunctive relief for alleged violations of underground storage tank laws and regulations at various facilities in Kern and Merced counties.  On July 26, 2010, the California Attorney General voluntarily dismissed this litigation against us and the other named defendants, and on September 2, 2010, refiled its complaint against the same defendants in the Superior Court of California for Merced County.  The complaint does not identify the amount of civil penalties sought.  Under the TA Lease and our agreements with Tejon, we are liable to indemnify HPT TA Properties Trust and Tejon for any liabilities, costs and expenses they incur in connection with this litigation.  We disagree with the Attorney General’s allegations and intend to defend this lawsuit.  The parties are presently engaged in discovery and the court has not yet set a date for a trial.

Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in U.S. district courts in over 20 states.  Major petroleum refineries and retailers have been named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale.  One theory alleges that the plaintiffs purchased smaller amounts of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy.  A

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  These “tax” cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays.  We believe that there are substantial factual and legal defenses to the theories alleged in these so called “hot fuel” lawsuits.  The “temperature” cases seek nonmonetary relief in the form of an order requiring the defendants to install temperature correcting equipment on their retail fuel pumps and monetary relief in the form of damages, but the plaintiffs have not quantified the damages they seek.  The “tax” cases also seek monetary relief.  Plaintiffs have proposed a formula (which we dispute) to measure these damages as the difference between the amount of fuel excise taxes paid by defendants and the amount collected by defendants on motor fuel sales.  Plaintiffs have taken the position in filings with the Court that under this approach, our damages for an eight-year period for one state would be approximately $10,700.  We deny liability and disagree with the plaintiffs’ positions.  All of these cases have been consolidated in the U.S. District Court for the District of Kansas pursuant to multi-district litigation procedures.  On May 28, 2010, that Court ruled that, with respect to two cases originally filed in the U.S. District Court for the District of Kansas, it would grant plaintiffs’ motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel), and that it would defer plaintiffs’ motion to certify a class with respect to damages.  A TA entity was named in one of those two Kansas cases, but the Court ruled that the named plaintiffs were not sufficient to represent a class as to TA, and as a result, there has been no class certified as to TA.  The U.S. Court of Appeals for the Tenth Circuit has denied a request for interlocutory review of the Court’s class certification decision, and the litigation in the Kansas cases is proceeding.  The U.S. District Court for the District of Kansas has not issued a decision on class certification with respect to the remaining cases that have been consolidated in the multi-district.  Because these various motions are pending, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.  However, the continued cost of litigating these cases could be significant.

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

10.                               Income Taxes

Because we have previously incurred operating losses we do not currently recognize the benefit of all of our deferred tax assets, including the tax benefit associated with our loss carry forwards from prior years.  We will continue to assess our ability to generate taxable income during future periods in which our deferred tax assets may be realized.  If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statement of operations, which will affect our results of operations.  As a result of certain trading in our shares during 2007, our 2007 federal net operating loss of $50,346 and other tax credit carry forwards are generally not available to us for the purpose of offsetting future taxable income because of certain Internal Revenue Code provisions regarding changes in ownership of our common shares.  As of December 31, 2010, we had an unrestricted federal net operating loss carry forward of approximately $169,311.  Our net operating loss carry forwards will begin to expire in 2027.

For the nine months ended September 30, 2011, we recognized tax expenses of $710, which includes tax expense of $555 for state taxes on operating income that are payable without regard to our tax loss carry forwards.  Tax expense also includes $155 related

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

to a non-cash deferred liability arising from the amortization of indefinite lived intangible assets for tax purposes but not for book purposes.

11.                               Other Information

Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
HPT rent classified as interest	$1,921	$2,186	$5,763	$6,558
Interest on deferred rent obligation to HPT	—	3,750	—	9,900
Amortization of deferred financing costs	72	72	214	214
Other	445	173	933	904
Interest expense	$2,438	$6,181	$6,910	$17,576

12.                               Subsequent Event

On October 25, 2011, we entered into an amended and restated loan and security agreement, or the credit facility, with a group of commercial banks.  The credit facility amended and restated our preexisting credit facility.  Under the credit facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity on October 25, 2016.  The availability of this maximum amount is subject to limits based on qualified collateral.  Subject to available collateral and lender participation, the maximum amount may be increased to $300,000.  The credit facility may be used for general business purposes and provides for the issuance of letters of credit.  Generally, no principal payments are due until maturity.  Borrowings under the credit facility bear interest at a rate based on, at our option, LIBOR or a base rate plus a spread (initially 225 basis points in the case of LIBOR or 125 basis points in the case of the base rate, subject to adjustment based upon facility availability, utilization and other matters).  Pursuant to the credit facility, we pay a monthly unused line fee equal to an applicable fee rate, which is initially 50 basis points, times the average daily principal amount of unused commitments under the credit facility.  The unused line fee applicable rate is subject to adjustment according to the average daily principal amount of unused commitment under the credit facility each month.

The credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets, and the amount available to us is determined by reference to a borrowing base calculation based on eligible cash, accounts receivable and inventory.  The credit facility requires us to maintain certain levels of collateral, limits our ability to incur debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and contains other customary covenants and conditions.  The credit facility provides for the acceleration of principal and interest payments upon an event of default including, but not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the credit facility, and our default under certain contracts, including the HPT Leases and our business management and shared services agreement with RMR.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollars in thousands)

The following discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in our Annual Report on Form 10-K for the year ended December 31, 2010, or our Annual Report.

Our revenues and income are subject to potentially material changes as a result of changes in the market prices of diesel fuel and gasoline, as well as the availability of these products.  These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions, and variations in demand, which are often the result of changes in the macroeconomic environment.  Over the past few years there has been significant volatility in the cost of fuel.  During 2010, fuel prices generally declined during the second and third quarters, then rose during the fourth quarter and those increases continued during the first quarter of 2011 due in part to the political unrest in Northern Africa and the Middle East.  Fuel prices began to decline during the second quarter of 2011, and during the third quarter of 2011 fuel prices generally continued to decline due to, among other reasons, concerns the U.S. and global economies may be sliding into a recession, although prices remained at a higher level than those experienced during the first nine months of 2010.  Additionally, fuel prices were more volatile during the first nine months of 2011 than during the comparable period of 2010.  We expect that these significant changes in our costs for these products can largely be passed on to our customers, but often there are delays in passing on price changes that can affect our fuel gross margins.  Although other factors have an effect, fuel gross margins per gallon tend to be lower during periods of rising fuel prices and higher during periods of falling fuel prices.  Also, fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements.  We expect that the fuel markets will continue to be volatile for the foreseeable future.

The trucking industry is the primary customer for our goods and services.  Freight and trucking demand in the U.S. historically has often reflected the level of commercial activity in the U.S. economy.  The condition of the U.S. economy generally, and the financial condition and activity of the trucking industry in the U.S. specifically, impacted our financial results during the first nine months of 2010 and 2011 and we expect that they will continue to impact our financial results in future periods.  While the U.S. economy has been slowly growing over the past several quarters and trucking activity measures reflect continued growth in that industry, recent economic activity is still below pre-recession levels and the strength and sustainability of any economic recovery is uncertain; in fact, concerns that the U.S. economy may be entering another recession have increased recently.  If the U.S. economy continues to operate as it has over the past few years or if it worsens, our financial results may not improve and may decline, resulting in our experiencing losses from our operations.

The following charts compare changes in our fuel sales volumes on a percentage basis, both in total and on a same site basis, for the periods indicated.

Change in Total Fuel Sales Volume (1)	2011 compared to 2010	2010 compared to 2009	2009 compared to 2008	2008 compared to 2007

First quarter ended March 31	-0.5%	8.9%	-17.3%	22.7%
Second quarter ended June 30	4.3%	6.4%	-9.7%	0.2%
Third quarter ended September 30	4.8%	4.8%	-2.5%	-19.0%
Fourth quarter ended December 31		1.6%	3.3%	-15.4%
Full year		5.3%	-7.0%	-4.7%

Same Site Change in Fuel Sales Volume (2)	2011 compared to 2010	2010 compared to 2009	2009 compared to 2008	2008 compared to 2007

First quarter ended March 31	-1.4%	9.1%	-16.3%	-12.9%
Second quarter ended June 30	2.1%	7.1%	-10.7%	-16.3%
Third quarter ended September 30	1.8%	5.6%	-3.6%	-17.2%
Fourth quarter ended December 31		2.3%	2.4%	-13.8%
Full year		6.0%	-7.4%	-15.0%

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

There can be no assurance that industry conditions affecting us will not deteriorate or that any one or more of the risks identified under the section “Risk Factors,” “Warning Regarding Forward Looking Statements” or elsewhere in our Annual Report, under “Warning Regarding Forward Looking Statements” or elsewhere in this Quarterly Report, or some other unidentified risk will not manifest itself in a manner which is material and adverse to our results of operations, cash flow or financial position.

Number of Travel Center Sites

The following table summarizes the changes in the number of travel centers (company operated, franchisee leased and operated or franchisee owned and operated) from December 31, 2009, through September 30, 2011:

			Franchisee
			Owned
	Company	Franchisee	and
	Operated	Operated	Operated	Total
Number of travel centers at December 31, 2009	188	10	35	233

January - September 2010 Activity:
Terminated franchised travel centers	—	—	(4)	(4)
Number of travel centers at September 30, 2010	188	10	31	229

September - December 2010 Activity:
Terminated franchised travel center	—	—	(1)	(1)
Number of travel centers at December 31, 2010	188	10	30	228

January — September 2011 Activity:
Acquired travel centers	6	—	(1)	5
New franchised travel center	—	—	2	2
Number of travel centers at September 30, 2011	194	10	31	235

During the third quarter of 2011, we entered into franchise agreements with operators of two additional travel centers, one in Alabama and one in Virginia.  We currently expect that these two additional franchisee owned and operated travel centers will begin operating under the TA and Petro Stopping Centers brands during December 2011.

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

Results of Operations (dollars in thousands)

Three months ended September 30, 2011, compared to September 30, 2010

The following table sets forth changes in our results for the three month period ended September 30, 2011, as compared to the three month period ended September 30, 2010.

	Three Months Ended September 30,		$	%
(dollars in thousands)	2011	2010	Change	Change

Revenues:
Fuel	$1,734,621	$1,192,949	$541,672	45.4%
Nonfuel	348,790	316,639	32,151	10.2%
Rent and royalties	3,874	3,522	352	10.0%
Total revenues	2,087,285	1,513,110	574,175	37.9%

Cost of goods sold (excluding depreciation):
Fuel	1,653,299	1,118,307	534,992	47.8%
Nonfuel	152,780	134,520	18,260	13.6%
Total cost of goods sold (excluding depreciation)	1,806,079	1,252,827	553,252	44.2%

Operating expenses:
Site level operating expenses	176,274	160,500	15,774	9.8%
Selling, general & administrative expense	22,360	20,465	1,895	9.3%
Real estate rent	48,202	58,595	(10,393)	-17.7%
Depreciation and amortization expense	11,831	10,611	1,220	11.5%
Total operating expenses	258,667	250,171	8,496	3.4%

Income from operations	22,539	10,112	12,427	122.9%
Income from equity investees	497	467	30	6.4%
Interest income	319	311	8	2.6%
Interest expense	(2,438)	(6,181)	3,743	-60.6%
Income before income taxes	20,917	4,709	16,208	344.2%
Provision for income taxes	259	243	16	6.6%
Net income	$20,658	$4,466	$16,192	362.6%

Same Site Comparisons. As part of the discussion and analysis of our operating results we sometimes refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we include a travel center in the following same site comparisons only if we or a franchisee of ours continuously operated it from July 1, 2010, through September 30, 2011.  We do not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered. We excluded from the same site comparisons the two travel centers we operate for Petro Travel Plaza Holdings LLC, or PTP, because we account for this investment using the equity method of accounting and, therefore, the related revenues and expenses are not included in the respective line items in our consolidated results of operations.  Two company operated travel centers were excluded from this same site comparison because they were temporarily closed during significant portions of the 2010 or 2011 periods as a result of flooding.

				%
	Three Months Ended September 30,		$	Change
(gallons and dollars in thousands)	2011	2010	Change	Fav/(Unfav)

Number of company operated travel centers	184	184	—

Fuel: (1)
Sales volume (gallons)	506,746	497,971	8,775	1.8%
Revenues	$1,618,129	$1,147,752	$470,377	41.0%
Gross margin	$78,570	$74,695	$3,875	5.2%
Gross margin per gallon	$0.155	$0.150	$0.005	3.3%

Nonfuel: (1)
Revenues	$341,310	$315,695	$25,615	8.1%
Gross margin	$192,214	$181,557	$10,657	5.9%
Gross margin percentage	56.3%	57.5%		-120	b.p.

Total gross margin(1)	$270,784	$256,252	$14,532	5.7%

Site level operating expenses (1) (2)	$169,546	$159,529	$10,017	6.3%
Site level operating expenses as a percentage of nonfuel revenues(1) (2)	49.7%	50.5%		80	b.p.

Net site level gross margin in excess of site level operating expenses(1) (2)	$101,238	$96,723	$4,515	4.7%

Number of franchisee operated travel centers	39	39	—
Rent and royalty revenues	$3,580	$3,441	$139	4.0%

(1)         Includes fuel volume, gross margin, revenues and expenses of company operated travel centers only.

(2)         Excludes real estate rent expense.

Revenues.  Revenues for the three month period ended September 30, 2011, were $2,087,285, which represented an increase from the quarter ended September 30, 2010, of $574,175, or 37.9%, primarily related to an increase in fuel revenue.

Fuel revenues were 83.1% of total revenues for the quarter ended September 30, 2011, compared to 78.8% for the same period in 2010.  Fuel revenues for the quarter ended September 30, 2011, were $1,734,621, an increase of $541,672, or 45.4%, compared to the same period in 2010.  This increase was principally the result of increases in fuel prices and also resulted from increased fuel sales volume.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for three months ended September 30, 2010	518,922	$1,192,949

Increase due to petroleum products price changes	—	461,994
Increase due to same site volume changes	8,775	27,936
Increase due to travel centers opened	9,765	31,125
Other changes, net	6,497	20,617
Net change from prior year period	25,037	541,672

Results for three months ended September 30, 2011	543,959	$1,734,621

On a same site basis, fuel sales volume for our company operated travel centers increased by 8,775 gallons, or 1.8%, during the three months ended September 30, 2011, compared to the same period in 2010.  We believe our same site fuel sales volume increased primarily as a result of increased trucking activity in the U.S. during the third quarter of 2011 and certain successful marketing efforts.  These increases were partially offset by the impact of capital projects in 2011 to replace fuel dispensers and install diesel exhaust fluid dispensers, which required us to take certain diesel dispensers out of service during the period.

Nonfuel revenues were 16.7% of total revenues for the quarter ended September 30, 2011, compared to 20.9% for the same period in 2010.  Nonfuel revenues for the three months ended September 30, 2011, were $348,790, an increase of $32,151, or 10.2%, compared to the same period in 2010.  The change between years primarily resulted from sales at our travel centers we opened during the second quarter, an increase in unit sales at those travel centers we operated continuously during both periods and sales price increases.  On a same site basis for our company operated travel centers, nonfuel revenues increased by $25,615, or 8.1%, during the three months ended September 30, 2011, compared to the same period in 2010.  We believe the same site nonfuel revenue increase reflects increased customer spending due to increased customer traffic, certain price increases we have instituted as a result of increased prices we paid for nonfuel inventory purchases and the effects of certain of our marketing initiatives.

Rent and royalty revenues for the three months ended September 30, 2011, were $3,874, an increase of $352, or 10.0%, compared to the same period in 2010.  Rent and royalties revenue increased as a result of increased nonfuel revenues at our franchisee locations and as a result of increases in rents at the ten franchisee operated locations we sublease to franchisees. These increases were partially offset by the effects of the termination of one franchise travel center in December 2010 and our acquisition in May 2011 of one franchise travel center that we now operate.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended September 30, 2011, was $1,806,079, an increase of $553,252, or 44.2%, compared to the same period in 2010.  Fuel cost of goods sold for the quarter ended September 30, 2011, of $1,653,299 increased by $534,992, or 47.8%, compared to the same period in 2010.  This increase in fuel cost of goods sold primarily resulted from the increases in fuel prices and fuel sales volumes.  The fuel gross margin per gallon of $0.155 on a same site basis for the three months ended September 30, 2011, was $0.005 per gallon higher than for the same period of 2010, primarily as a result of variations in market prices for fuel and our decisions regarding pricing.

Nonfuel cost of goods sold for the three months ended September 30, 2011, was $152,780, an increase of $18,260, or 13.6%, compared to the same period in 2010.  Nonfuel cost of goods sold increased due to the nonfuel sales increases discussed above, combined with increases in product unit costs we incurred.  Nonfuel gross margin for the three months ended September 30, 2011, was $196,010 compared to $182,119 during the same period of 2010.  Nonfuel gross margin for the three months ended September 30, 2011, on a same site basis was 56.3% of nonfuel revenues, compared to 57.5% during the same period of 2010.  The decline in the nonfuel gross margin percentage between periods primarily resulted from our decision to lower our retail prices for certain products in July 2010 and again in May 2011, in order to encourage higher sales volumes of store products, as well as some delays in passing on a portion of product cost increases we incurred to our customers.

Site level operating expenses.  Site level operating expenses for the three months ended September 30, 2011, were $176,274, an increase of $15,774, or 9.8%, compared to the same period in 2010.  For the three months ended September 30, 2011, site level operating expenses as a percentage of nonfuel sales improved to 50.5% from 50.6% during the same period of 2010.  The increase in site level operating expenses was primarily attributable to the additional travel centers in operation during the 2011 third quarter as compared to the 2010 third quarter.  The increase in site level operating expenses was also due to increased labor costs we incurred at continuing travel centers, which principally increased to support the increases in our nonfuel sales levels.  Further, we experienced an increase of $2,729 in transaction fees primarily as a result of the significant increase in per gallon fuel prices as compared to the prior year period and an increase in the transaction fee rates charged by Comdata Network, Inc., or Comdata, that became effective during the first quarter of 2011 for fuel purchases made by our customers with Comdata’s fuel payment cards.  During the three month period ended September 30, 2011, we also experienced increases in costs as a result of increases in utilities and maintenance expenses, increases in other expenses that primarily resulted from the increased level of sales activity and in accruals for certain litigation matters.

On a same site basis, site level operating expenses for our company operated travel centers increased by $10,017, or 6.3%, for the three months ended September 30, 2011, compared to the same period in 2010 and site level operating expenses as a percentage of nonfuel revenues for the quarter ended September 30, 2011, were 49.7%, compared to 50.5% for the same period in 2010.  The decrease in operating expenses as a percentage of nonfuel revenues primarily was because certain of our expenses are fixed in nature, or otherwise do not vary directly with sales, so that increases in our revenues did not result in corresponding increases in those site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended September 30, 2011, were $22,360, an increase of $1,895, or 9.3%, compared to the same period in 2010.  This increase primarily resulted from increases in legal expenses and personnel costs including recognition of share based compensation expense that increased based on the increase in our share price and the number of unvested share grants outstanding.

Real estate rent expense.  Rent expense for the three months ended September 30, 2011, was $48,202, a decrease of $10,393 compared to the same period in 2010.  This decrease resulted from the amendment to our HPT Leases and rent deferral agreement entered in January 2011, as further described below under “Related Party Transactions.”

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended September 30, 2011, was $11,831, an increase of $1,220, or 11.5%, compared to the same period in 2010 that primarily resulted from our site acquisitions in 2011.

Interest income and expense.  The decline in interest expense was primarily related to the amendment to our HPT Leases and rent deferral agreement we entered with HPT effective January 1, 2011, which ceased the accrual of interest on the deferred rent amounts we owe HPT.  Interest income and expense consisted of the following:

	Three Months Ended September 30,		$
(dollars in thousands)	2011	2010	Change

Accretion of leasehold improvement receivable	$—	$47	$(47)
Other interest income	319	264	55
Total interest income	$319	$311	$8

HPT rent classified as interest	$1,921	$2,186	$(265)
Interest accrued on deferred rent obligation to HPT	—	3,750	(3,750)
Amortization of deferred financing costs	72	72	—
Other	445	173	272
Total interest expense	$2,438	$6,181	$(3,743)

Income tax provision.  Our provision for income taxes was $259 and $243 for the three months ended September 30, 2011 and 2010, respectively.  We do not currently recognize the benefit of all of our deferred tax assets, including the tax benefit associated with our tax loss carry forwards from prior years but our tax loss carry forwards do offset any federal tax associated with our current taxable income.  Our income tax provision represents certain minimum income based state taxes payable without regard to our tax loss carry forwards as well as the recognition of deferred tax liabilities related to the tax amortization of indefinite lived intangible assets that cannot be used to reduce existing deferred tax assets.

Nine months ended September 30, 2011, compared to September 30, 2010

The following table sets forth changes in our results for the nine month period ended September 30, 2011, as compared to the nine month period ended September 30, 2010.

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2011	2010	Change	Change

Revenues:
Fuel	$4,989,927	$3,512,206	$1,477,721	42.1%
Nonfuel	963,676	878,821	84,855	9.7%
Rent and royalties	10,753	10,193	560	5.5%
Total revenues	5,964,356	4,401,220	1,563,136	35.5%

Cost of goods sold (excluding depreciation):
Fuel	4,761,943	3,312,619	1,449,324	43.8%
Nonfuel	415,348	370,279	45,069	12.2%
Total cost of goods sold (excluding depreciation)	5,177,291	3,682,898	1,494,393	40.6%

Operating expenses:
Site level operating expenses	511,035	470,487	40,548	8.6%
Selling, general & administrative expense	65,768	59,844	5,924	9.9%
Real estate rent	143,339	175,675	(32,336)	-18.4%
Depreciation and amortization expense	34,640	31,310	3,330	10.6%
Total operating expenses	754,782	737,316	17,466	2.4%

Income (loss) from operations	32,283	(18,994)	51,277	-270.0%
Income from equity investees	714	768	(54)	-7.0%
Acquisition costs	(446)	—	(446)	100.0%
Interest income	655	912	(257)	-28.2%
Interest expense	(6,910)	(17,576)	10,666	-60.7%
Income (loss) before income taxes	26,296	(34,890)	61,186	-175.4%
Provision for income taxes	710	687	23	3.3%
Net income (loss)	$25,586	$(35,577)	$61,163	-171.9%

Same Site Comparisons. As part of the discussion and analysis of our operating results we sometimes refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we include a travel center in the following same site comparisons only if we or a franchisee of ours continuously operated it from January 1, 2010, through September 30, 2011.  We do not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered.  We excluded from the same site comparisons the two travel centers we operate for PTP because we account for this investment using the equity method of accounting and, therefore, the related revenues and expenses are not included in the respective line items in our consolidated results of operations.  Two company operated travel centers were excluded from this same site comparison because they were temporarily closed during significant portions of the 2010 or 2011 periods as a result of flooding.

				%
	Nine Months Ended September 30,		$	Change
(gallons and dollars in thousands)	2011	2010	Change	Fav/(Unfav)

Number of company operated travel centers	184	184	—

Fuel: (1)
Sales volume (gallons)	1,476,869	1,464,404	12,465	0.9%
Revenues	$4,687,655	$3,370,717	$1,316,938	39.1%
Gross margin	$222,454	$198,441	$24,013	12.1%
Gross margin per gallon	$0.151	$0.136	$0.015	11.0%

Nonfuel: (1)
Revenues	$949,764	$874,380	$75,384	8.6%
Gross margin	$540,980	$505,831	$35,149	6.9%
Gross margin percentage	57.0%	57.9%		-90	b.p.

Total gross margin(1)	$763,434	$704,272	$59,162	8.4%

Site level operating expenses (1) (2)	$499,477	$466,804	$32,673	7.0%
Site level operating expenses as a percentage of nonfuel revenues(1) (2)	52.6%	53.4%		80	b.p.

Net site level gross margin in excess of site level operating expenses(1) (2)	$263,957	$237,468	$26,489	11.2%

Number of franchisee operated travel centers	39	39	—
Rent and royalty revenues	$10,086	$9,733	$353	3.6%

(1)         Includes fuel volume, gross margin, revenues and expenses of company operated travel centers only.

(2)         Excludes real estate rent expense.

Revenues.  Revenues for the nine month period ended September 30, 2011, were $5,964,356, which represented an increase from the nine months ended September 30, 2010, of $1,563,136, or 35.5%, primarily related to an increase in fuel revenue.

Fuel revenues were 83.7% of total revenues for the nine months ended September 30, 2011, compared to 79.8% for the same period in 2010.  Fuel revenues for the nine months ended September 30, 2011, were $4,989,927, an increase of $1,477,721, or 42.1%, compared to the same period in 2010.  This increase was principally the result of increases in fuel prices and also resulted from increased fuel sales volume.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for nine months ended September 30, 2010	1,529,695	$3,512,206

Increase due to petroleum products price changes	—	1,337,564
Increase due to same site volume changes	12,465	38,255
Increase due to travel centers opened	14,663	46,451
Other changes, net	17,571	55,451
Net change from prior year period	44,699	1,477,721

Results for nine months ended September 30, 2011	1,574,394	$4,989,927

On a same site basis, fuel sales volume for our company operated travel centers increased by 12,465 gallons, or 0.9%, during the nine months ended September 30, 2011, compared to the same period in 2010.  We believe our same site fuel sales volume was favorably impacted by increased trucking activity in the U.S. during the first nine months of 2011 and certain successful marketing efforts.  These increases were partially offset by severe weather experienced across the nation during the first quarter of 2011 as compared to the first quarter of 2010, with severe storms affecting significant portions of the country and resulting in lost days of shipping activity (one calendar day represents approximately 0.4% of the nine month period), as well as the loss of fuel sales opportunity due to the impact of capital projects in 2011 to replace fuel dispensers and install diesel exhaust fluid dispensers, which required us to take certain diesel dispensers out of service during the period.

Nonfuel revenues were 16.2% of total revenues for the nine months ended September 30, 2011, compared to 20.0% for the same period in 2010.  Nonfuel revenues for the nine months ended September 30, 2011, were $963,676, an increase of $84,855, or 9.7%, compared to the same period in 2010.  The change between years primarily resulted from sales at our travel centers opened during the second quarter, an increase in unit sales at those travel centers we operated continuously during both periods and sales price increases.  On a same site basis for our company operated travel centers, nonfuel revenues increased by $75,384, or 8.6% during the nine months ended September 30, 2011, compared to the same period in 2010.  We believe the same site nonfuel revenue increase reflects increased customer spending due to increased customer traffic, certain price increases we have instituted as a result of increased prices we paid for nonfuel purchases and the effects of certain of our marketing efforts.

Rent and royalty revenues for the nine months ended September 30, 2011, were $10,753, an increase of $560, or 5.5%, compared to the same period in 2010.  Rent and royalties increased as a result of increased nonfuel revenues at our franchisee locations and as a result of increases in rents at the ten franchisee operated locations we sublease to franchisees. These increases were partially offset by the effects of the termination of one franchise travel center in December 2010 and our acquisition in May 2011 of one franchise travel center that we now operate.

Cost of goods sold (excluding depreciation). Cost of goods sold for the nine months ended September 30, 2011, was $5,177,291, an increase of $1,494,393, or 40.6%, compared to the same period in 2010.  Fuel cost of goods sold for the nine months ended September 30, 2011, of $4,761,943 increased by $1,449,324, or 43.8%, compared to the same period in 2010.  This increase in fuel cost of goods sold primarily resulted from the increases in fuel prices and fuel sales volumes.  The fuel gross margin per gallon of $0.151 per gallon on a same site basis for the nine months ended September 30, 2011, was $0.015 per gallon higher than for the same period of 2010 primarily as a result of variations in market prices for fuel and our decisions regarding pricing.

Nonfuel cost of goods sold for the nine months ended September 30, 2011, was $415,348, an increase of $45,069, or 12.2%, compared to the same period in 2010.  Nonfuel cost of goods sold increased due to the nonfuel sales increases discussed above, combined with increases in product unit costs we incurred.  Nonfuel gross margin for the nine months ended September 30, 2011, was $548,328, compared to $508,542 during the same period of 2010.    Nonfuel gross margin for the nine months ended September 30, 2011, on a same site basis was 57.0% of nonfuel revenues, compared to 57.9% during the same period of 2010.  The decline in the nonfuel gross margin percentage between periods primarily resulted from our decision to lower our retail prices for certain products in July 2010 and again in May 2011, in order to encourage higher sales volumes of store products as well as some delays in passing on a portion of product cost increases we incurred to our customers.

Site level operating expenses.  Site level operating expenses for the nine months ended September 30, 2011, were $511,035, an increase of $40,548, or 8.6%, compared to the same period in 2010.  For the nine months ended September 30, 2011, site level operating expenses as a percentage of nonfuel sales improved to 53.0% from 53.5% during the same period of 2010.  The increase in site level operating expenses was largely attributable to the additional travel centers in operation during 2011 as compared to 2010.  The remaining increase in site level operating expenses was primarily attributable to increased labor costs we incurred at continuing travel centers, which principally increased to support the increases in our nonfuel sales levels.  Further, we experienced an increase of $7,172 in transaction fees primarily as a result of the significant increase in per gallon fuel prices as compared to the prior year period and an increase in the transaction fee rates charged by Comdata that became effective during the first quarter of 2011 for fuel purchases made by our customers with Comdata’s fuel payment cards.  During the nine month period ended September 30, 2011, we also experienced increases in maintenance and utilities expenses and in other expenses that primarily resulted from the increased level of sales activity and an increase in accruals for certain litigation matters.

On a same site basis, site level operating expenses for our company operated travel centers increased by $32,673, or 7.0%, for the nine months ended September 30, 2011, compared to the same period in 2010 and site level operating expenses as a percentage of nonfuel revenues for the nine months ended September 30, 2011, were 52.6%, compared to 53.4% for the same period in 2010.  The decrease in operating expenses as a percentage of nonfuel revenues primarily was because certain of our expenses are fixed in nature, or otherwise do not vary directly with sales, so that increases in our revenues did not result in corresponding increases in those site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2011, were $65,768, an increase of $5,924, or 9.9%, compared to the same period in 2010.  This increase primarily resulted from increases in legal expenses, personnel costs, including recognition of share based compensation expense that increased based on the increase in our share price and the number of unvested share grants outstanding, and advertising expenses.

Real estate rent expense.  Rent expense for the nine months ended September 30, 2011, was $143,339, a decrease of $32,336 compared to the same period in 2010.  This decrease resulted from the amendment to our HPT Leases and rent deferral agreement entered in January 2011, as further described below under “Related Party Transactions.”

Depreciation and amortization expense.  Depreciation and amortization expense for the nine months ended September 30, 2011, was $34,640, an increase of $3,330, or 10.6%, compared to the same period in 2010 that primarily resulted from our site acquisitions in 2011.

Interest income and expense.  The decline in interest expense was primarily related to the amendment to our HPT Leases and rent deferral agreement we entered with HPT effective January 1, 2011, which ceased the accrual of interest on the deferred rent amounts we owe to HPT.  Interest income and expense consisted of the following:

	Nine Months Ended September 30,		$
(dollars in thousands)	2011	2010	Change

Accretion of leasehold improvement receivable	$—	$248	$(248)
Other interest income	655	664	(9)
Total interest income	$655	$912	$(257)

HPT rent classified as interest	$5,763	$6,558	$(795)
Interest accrued on deferred rent obligation to HPT	—	9,900	(9,900)
Amortization of deferred financing costs	214	214	—
Other	933	904	29
Total interest expense	$6,910	$17,576	$(10,666)

Income tax provision.  Our provision for income taxes of $710 and $687 for the nine months ended September 30, 2011 and 2010, respectively. We do not currently recognize the benefit of all of our deferred tax assets, including the tax benefit associated with our tax loss carry forwards from prior years but our tax loss carry forwards do offset any federal tax associated with our current taxable income.  Our income tax provision represents certain minimum income based state taxes payable without regard to our tax loss carry forwards as well as the recognition of deferred tax liabilities related to the tax amortization of indefinite lived intangible assets that cannot be used to reduce existing deferred tax assets.

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

Inflation and Deflation

Inflation, or a general increase in all prices, including labor expenses, will likely have more negative than positive impacts on our business.  Rising prices may allow us to increase revenues, but also will likely increase our operating costs.  Also, rising prices for fuel and other products we sell increase our working capital requirements and have in the past caused some of our customers to reduce their purchases of our goods and services.  Because significant components of our expenses are fixed, we may not be able to realize expense reductions that match declines in general price levels, or deflation.

Liquidity and Capital Resources (dollars in thousands)

Our business requires substantial amounts of working capital, including cash liquidity.  Also, our working capital requirements are especially large because of the currently high level of fuel prices and the volatility of fuel prices that has occurred in the past three years and which we expect will continue.  Our principal liquidity requirements are to fund our working capital requirements, to meet our operating expenses, including rent, and to fund our capital expenditures.  Our principal sources of liquidity to meet these requirements are:

•                  our cash balance;

•                  our operating cash flow;

•                  our credit facility;

•                  our ability to offer to sell to HPT improvements we make to the travel centers we lease from HPT, as further described below under “Related Party Transactions”; and

•                  our ability to issue new debt and equity securities. We have an effective shelf registration statement that allows us to issue securities in public offerings on an expedited basis, but it does not assure that there will be buyers for such securities.

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

•                  the potential negative impacts of the volatility and high level of prices for petroleum products on our gross margins and working capital requirements;

•                  the potential negative impacts of inflation on our nonfuel cost of goods sold on our nonfuel gross margins and working capital requirements; and

•                  the present difficult economic conditions in the U.S. and the trucking industry.

A reduction in our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods.  Further, certain of our expenses are fixed in nature, which may restrict us from realizing a reduction in our operating expenses that may offset a reduction in our revenues.  Also, most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies.  The fuel card industry has only a few significant participants, including Comdata, the largest issuer of third party fuel cards to trucking companies, and Transportation Clearing House LLC, or TCH, a company affiliated with Pilot Flying J, the largest retailer of diesel fuel.  Fuel card companies facilitate aggregation of payments to us, often faster than we might be able to achieve if we collected directly from our customers, and charge us fees for these services.  Competition, or lack thereof, between Comdata and TCH in particular, may result in future increases in our transaction fee expenses or working capital requirements, or both.  Effective January 2011, we entered a new contract with Comdata that increased our operating expenses and our working capital requirements during the first nine months of 2011 and that we expect also will increase our operating expenses for the remainder of 2011 as compared to the same periods of 2010.  In addition, the increases in the prices of fuel and nonfuel goods experienced during the first nine months of 2011 materially increased our required investments in working capital to carry our inventory and receivables.  Additional increases in the prices we must pay to obtain inventory items, a decrease in the amount of time we have to pay our trade creditors, or an increase in the security required by our suppliers for our fuel and nonfuel purchases on credit, may increase our working capital requirements materially.  Also, because of the recent and current economic, industry and global credit market conditions and our historical operating losses, additional credit may be expensive and difficult for us to obtain.

In May 2011, we issued 10,000,000 common shares in a public offering, raising net proceeds of $53,135.

Assets and Liabilities

At September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $130,541 and $125,396, respectively.  Our total current assets at September 30, 2011, were $504,119, compared to $402,176 at December 31, 2010.  Our total current liabilities were $293,498 at September 30, 2011, compared to $240,171 at December 31, 2010.  During the first nine months of 2011, our cash balance increased primarily as a result of the $53,135 of net proceeds from our common share offering, $45,563 of proceeds from our sale to HPT of improvements to the properties leased from HPT and our operating profit.  These increases were partially offset by our travel center acquisitions, our other capital investments and an increase in our working capital investment.  Inventory at September 30, 2011, was $16,786 higher than at December 31, 2010, due to increases in fuel prices, nonfuel wholesale purchase prices and the amounts of inventories required by our additional travel centers and our increased sales levels.  Both accounts receivable and accounts payable also increased as a result of higher fuel prices and sales levels. In addition, the net increase in accounts receivable over the increase in accounts payable and other current liabilities primarily resulted from an increase in the number of days of receivables outstanding under our new agreement with Comdata; in January 2011, we entered a new contract with Comdata that for the first nine months of 2011 has had, and we estimate for all of 2011 likely will have, the effect of increasing our accounts receivable balance by approximately $44,226.

Revolving Credit Facility

On October 25, 2011, we entered into an amended and restated loan and security agreement, or the credit facility, with a group of commercial banks.  The credit facility amended and restated our preexisting credit facility.  Under the credit facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity on October 25, 2016.  The availability of this maximum amount is subject to limits based on qualified collateral.  Subject to available collateral and lender participation, the maximum amount may be increased to $300,000.  The credit facility may be used for general business purposes and provides for the issuance of letters of credit.  Generally, no principal payments are due until maturity.  Borrowings under the credit facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a spread (subject to adjustment based upon facility availability, utilization and other matters) Pursuant to the credit facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the credit facility.

The credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets, and the amount available to us is determined by reference to a borrowing base calculation based on our eligible cash, accounts receivable and inventory.  The credit facility requires us to maintain certain levels of collateral, limits our ability to incur debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and contains other customary covenants and conditions.  The credit facility provides for the acceleration of principal and interest payments upon an event of default including, but not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the credit facility, and our default under certain contracts, including the HPT Leases and our business management and shared services agreement with RMR.

Our credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets and the amount available to us is determined by reference to a borrowing base calculation based on eligible cash, accounts receivable and inventory.  At September 30, 2011, we would have had $144,932 available for loans and letters of credit under the credit facility as amended and restated on October 25, 2011.  At September 30, 2011, there were no loans outstanding under our credit facility that was then in effect but we had outstanding $65,686 of letters of credit issued under that facility, securing certain purchases, insurance, fuel tax and other trade obligations.  These letters of credit continue to be outstanding and reduce the amount available for borrowing under our new credit facility.

Investment Activities

Our business of operating high sales volume travel centers open 24 hours every day requires that we make regular capital investments in our existing travel centers to maintain or increase their competitive attractiveness to our customers.  During the nine months ended September 30, 2011, we made capital expenditures of $60,336 for improvements to existing travel centers and of

$6,703 to improve eight travel centers we acquired in 2011.  During the first nine months of 2011, we received $45,563 of proceeds from the sale to HPT of improvements we previously made to travel centers leased from HPT for increased rent pursuant to our HPT Leases.  In addition, since the beginning of 2011, we have invested approximately $37,820 to acquire eight travel centers.

•                  In March 2011, we purchased a travel center in Texas for $6,604 at a foreclosure auction and opened it for business as a Petro Stopping Center on May 1, 2011.

•                  In May 2011, we acquired six travel centers located in Indiana and Illinois in a bankruptcy auction.  We purchased these six travel centers for an aggregate amount of $25,521.One of these travel centers had been operated as a Petro Stopping Center franchise since 1990 and we have continued its operation as a company operated Petro Stopping Center.  During the third quarter of 2011, one of these travel centers was rebranded as a TA and two of these travel centers were rebranded as Petro Stopping Centers.  Two of the six acquired sites function as ancillary operations to existing TA travel centers.

•                  In June 2011, we purchased a travel center in Kansas for approximately $5,695.  This travel center had been operated as a Petro Stopping Center franchise through December 2010 when the related franchise agreement expired and the Petro Stopping Center branding was removed.

Off Balance Sheet Arrangements (dollars in thousands)

As of September 30, 2011, we had no off balance sheet arrangements that have had or which we believe are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt owed by PTP, a joint venture entity in which we own a 40% interest.  PTP’s outstanding loan, with a balance of $18,865 as of September 30, 2011, is secured by PTP’s real property and matures in August 2012.  We account for our investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt.  We are not directly liable for this debt, but the carrying value of our investment in this joint venture ($18,145 at September 30, 2011) could be adversely affected if PTP defaulted on this debt and PTP’s property was used to satisfy this debt.  Also, in connection with the loan agreement entered by PTP, we and Tejon, the owner of the majority interest in PTP, each agreed to indemnify the lender against liability from environmental matters related to PTP’s travel centers.

Related Party Transactions (dollars in thousands, except share amounts)

Relationship with HPT

HPT is our former parent company, our principal landlord and our largest shareholder.  As of the date of this report, HPT owned approximately 9.1% of our outstanding common shares.  There are other current and historical relationships between us and our Directors and officers and HPT, including those referred to below under “Relationship with RMR”.

We have two leases with HPT, the TA Lease and the Petro Lease, which we refer to collectively as the HPT Leases, pursuant to which we currently lease 185 travel centers from HPT.  Our TA Lease is for 145 travel centers that we operate under the “TravelCenters of America” or “TA” brand names.  The TA Lease became effective on January 31, 2007.  Our Petro Lease is for 40 travel centers that we operate under the “Petro” brand name.  Our Petro Lease became effective on May 30, 2007.  The TA Lease expires on December 31, 2022.  The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each.  Under the HPT Leases, we may request that HPT fund approved amounts for renovations, improvements and equipment at the leased travel centers in return for annual rent increases according to a formula.   Certain details of these leases appear in Note 8 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report.

Relationship with RMR

RMR provides management services to both us and HPT.  Our Managing Director, President and Chief Executive Officer, our Executive Vice President, Chief Financial Officer and Treasurer, and our Executive Vice President and General Counsel, are also officers of RMR.  Our other Managing Director is the Chairman and majority owner of RMR and his son is a director, President and Chief Executive Officer of RMR and a managing trustee of HPT.  Accordingly, the terms of the 2008 rent deferral agreement and the recent 2011 Amendment Agreement were negotiated and approved by special committees of our Independent Directors and HPT’s Independent Trustees, none of whom were then, or are now, directors or trustees of the other company, and each special committee was represented by separate counsel.  We are a party to a business management and shared services agreement, or our business management agreement, with RMR, pursuant to which RMR provides us with business management and shared services.  There have been no changes in the terms of this agreement from the terms described in our Annual Report.  Effective July 21, 2011, we entered a property management agreement with RMR under which RMR provides building management services related to our headquarters office building.  Certain details of our relationship with RMR appear in Note 8 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report.

Relationship with AIC

We, RMR, HPT and four other companies to which RMR provides management services each currently owns approximately 14.29% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Directors, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer.  This program was modified and extended in 2011 for a one year term.  We are currently investigating possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.  Certain details of our relationship with AIC appear in Note 8 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report.

Additional Information Regarding Relationships with HPT, RMR, AIC and Others Related to Them

Additional information about these relationships is incorporated by reference to Note 8 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report.  For more information about these and other relationships among us, our Directors, our executive officers, HPT, RMR, AIC, other companies to which RMR provides management services, and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions and relationships, please see elsewhere in this Quarterly Report, including “Warning Concerning Forward Looking Statements”, and our Annual Report, our Proxy Statement for our 2011 Annual Meeting of Shareholders, and our other filings with the Securities and Exchange Commission, or the SEC, including the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” sections of our Annual Report and the information regarding our Directors and executive officers in and the “Related Person Transactions and Company Review of such Transactions” section of our Proxy Statement for our 2011 Annual Meeting of Shareholders.  In addition, please see the “Risk Factors” section of our Annual Report for a description of risks which may arise from these relationships.  The foregoing documents are accessible at the website for the SEC, at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management and shared services agreement with RMR, the HPT Leases, and our 2008 rent deferral agreement and Amendment Agreement with HPT, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC website.

We believe that our agreements with HPT, RMR and AIC are on commercially reasonable terms.  We also believe that our relationships with HPT, RMR, AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with advantages in operating and growing our business.

Relationship with PTP

We own a 40% interest in PTP and operate the two travel centers PTP owns.  The remaining 60% of PTP is owned by an unrelated party, Tejon.  Additional information about our relationship with PTP is incorporated by reference to Note 8 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report.  Please see “Off Balance Sheet Arrangements,” above for a description of certain risks to us arising from debts of PTP and our agreement to indemnify PTP’s lender for PTP’s environmental matters.

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

At September 30, 2011, we had a gross accrued liability of $8,721 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $3,423, resulting in an estimated net amount of $5,298 that we expect to need to fund from future cash flows.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.  For further information regarding environmental and climate change matters, please see the disclosure under “Environmental Matters” in Note 9 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. — “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report filed with the SEC on February 18, 2011.  Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE:

•                  OUR DESCRIPTION OF OUR AMENDED LEASES WITH HPT DESCRIBES RENT AND INTEREST REDUCTIONS AND DEFERRALS WHICH HAVE BEEN AGREED BETWEEN US AND HPT.  AN IMPLICATION OF THESE DESCRIPTIONS MAY BE THAT WE WILL BE ABLE TO OPERATE PROFITABLY IN THE FUTURE.  IN FACT, THERE ARE MANY FACTORS WHICH WILL IMPACT THE PROFITABILITY OF OUR FUTURE OPERATIONS IN ADDITION TO RENTS, INCLUDING SOME FACTORS WHICH ARE BEYOND OUR CONTROL, SUCH AS THE CONDITION OF THE U.S. ECONOMY GENERALLY, THE FUTURE DEMAND FOR OUR GOODS AND SERVICES AND COMPETITION IN OUR BUSINESS.  WE HAVE ACCUMULATED SIGNIFICANT NET LOSSES SINCE WE BECAME A SEPARATE PUBLICLY OWNED COMPANY IN 2007. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO PRODUCE FUTURE NET INCOME;

•                  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE AND LEGISLATION AND REGULATION REGARDING CLIMATE CHANGE, INCLUDING GREENHOUSE GAS EMISSIONS, AND OTHER ENVIRONMENTAL MATTERS MAY BE ADOPTED OR ADMINISTERED AND ENFORCED DIFFERENTLY IN THE FUTURE, WHICH COULD REQUIRE US TO EXPEND SIGNIFICANT AMOUNTS AND CAUSE OUR BUSINESS TO DECLINE MATERIALLY;

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE ACQUIRED NEW TRAVEL CENTER LOCATIONS AND LISTS SEVERAL PURCHASES THAT WE HAVE COMPLETED.   THE IMPLICATIONS OF THESE STATEMENTS MAY BE THAT WE WILL BE ABLE TO OPERATE THESE NEW LOCATIONS PROFITABLY.  EACH OF THE TRAVEL CENTERS WE HAVE ACQUIRED PREVIOUSLY PRODUCED OPERATING RESULTS WHICH CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE NEW LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW OPERATIONS INTO OUR EXISTING OPERATIONS AND SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS THE LEVEL OF DEMAND FOR OUR GOODS AND SERVICES ARISING FROM THE U.S. ECONOMY GENERALLY.  WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE NEW TRAVEL CENTER OPERATIONS OR OPERATE ALL OF THESE NEW LOCATIONS, OR ANY OF THEM, PROFITABLY;

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

•                  THE STATEMENTS IN THIS QUARTERLY REPORT THAT WE HAD $130.5 MILLION OF CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 2011, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR BANK CREDIT FACILITY, THAT WE RECENTLY REPLACED OUR BANK CREDIT FACILITY WITH A FACILITY WITH A HIGHER MAXIMUM AVAILABILITY AMOUNT, THAT WE HAVE THE ABILITY TO SELL TO HPT IMPROVEMENTS WE MAKE TO THE TRAVEL CENTERS WE LEASE FROM HPT, AND THAT WE OWN UNENCUMBERED REAL ESTATE AND OTHER ASSETS THAT MAY BE ADDITIONAL SOURCES OF LIQUIDITY OVER TIME MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND CASH LIQUIDITY.  IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH.  AS OF SEPTEMBER 30, 2011, $65.7 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO SECURE LETTERS OF CREDIT FOR OUR SUPPLIERS, INSURERS AND TAXING AUTHORITIES, AND WE HAD COLLATERALIZED THIS FACILITY WITH

SIGNIFICANT PARTS OF OUR WORKING CAPITAL.  IN ADDITION, HPT IS NOT OBLIGATED TO PURCHASE THE IMPROVEMENTS WE MAY CHOOSE TO SELL TO HPT AND WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE.  FURTHER, OUR BUSINESS REQUIRES US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

•                  THIS QUARTERLY REPORT STATES THAT OUR BUSINESS REQUIRES REGULAR CAPITAL EXPENDITURES, AND THAT WE EXPECT TO REQUEST THAT HPT FUND ADDITIONAL FUTURE IMPROVEMENTS IN RETURN FOR RENT INCREASES. THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PROJECT. SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED. CURRENTLY UNANTICIPATED PROJECTS THAT ARE REQUIRED TO BE COMPLETED MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED. SOME CAPITAL PROJECTS TAKE MORE TIME THAN ANTICIPATED. AS A RESULT OF MARKET CONDITIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER AMOUNTS OF CAPITAL EXPENDITURES IN THE FUTURE;

•                  THIS QUARTERLY REPORT STATES THAT WE ENTERED INTO AN AMENDED AND RESTATED CREDIT FACILITY IN OCTOBER 2011 WITH A CURRENT MAXIMUM AVAILABILITY OF $200 MILLION.  HOWEVER, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY WILL BE SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, WHICH IS BASED PRIMARILY ON ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORIES THAT VARY IN AMOUNT FROM TIME TO TIME.  ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200 MILLION.  FOR EXAMPLE, THE MAXIMUM AMOUNT AVAILABLE UNDER OUR NEW CREDIT FACILITY BASED ON QUALIFYING COLLATERAL AS OF SEPTEMBER 30, 2011, WOULD HAVE BEEN APPROXIMATELY $145 MILLION.  ALSO, THIS QUARTERLY REPORT STATES THAT THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION.  AS SUCH, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY IF WE WOULD LIKE TO DO SO;

•      THIS QUARTERLY REPORT STATES OUR OBSERVATIONS THAT MAY IMPLY THAT ECONOMIC CONDITIONS IN THE U.S. GENERALLY AND THE TRUCKING AND TRAVEL CENTER INDUSTRIES IN PARTICULAR ARE IMPROVING AND THAT OUR RESULTS OF OPERATIONS AND CASH FLOWS FROM OPERATIONS WILL IMPROVE IN THE FUTURE.  HOWEVER, THE POSITIVE TREND IN FUEL SALES VOLUMES WE HAVE RECENTLY EXPERIENCED MAY BE THE RESULT OF INCREASED MARKET SHARE AND NOT AN IMPROVING MARKET OR MAY NOT CONTINUE.  ALSO, IMPROVEMENTS, IF ANY, IN THE U.S. ECONOMY OR IN THE TRUCKING OR TRAVEL CENTER INDUSTRIES MAY NOT CONTINUE, AND OUR FUEL SALES VOLUMES MAY NOT CONTINUE TO INCREASE OR OUR SALES VOLUMES MAY DECLINE.  IN FACT, CONCERNS THAT THE U.S. ECONOMY MAY BE ENTERING ANOTHER RECESSION HAVE INCREASED RECENTLY;

•                  THIS QUARTERLY REPORT STATES SOME OF OUR BELIEFS WITH RESPECT TO VARIOUS PENDING LITIGATION, AND THESE STATEMENTS MAY IMPLY THAT WE WILL PREVAIL IN OUR LITIGATION DEFENSE EFFORTS.  IN FACT, WE MAY BE UNABLE TO PREVAIL IN OUR PENDING LITIGATION AND ANY SETTLEMENT OR ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.  ALSO, THE LEGAL AND OTHER EXPENSES WE MAY INCUR IN CONNECTION WITH LITIGATION WILL DEPEND, IN PART, UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL, AND THESE COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS;   AND

•                  THIS QUARTERLY REPORT STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH HPT, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES BENEFITS US AND PROVIDES US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

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

•                  OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO MAINTAIN CURRENT TERMS FOR OUR PURCHASES ON CREDIT.  IF WE ARE UNABLE TO PURCHASE GOODS ON REASONABLE CREDIT TERMS, OUR REQUIRED WORKING CAPITAL MAY INCREASE AND WE MAY INCUR MATERIAL LOSSES.  FURTHER, IN TIMES OF RISING FUEL AND NONFUEL PRICES, OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO INCREASE THE CREDIT AMOUNTS THEY EXTEND TO US, WHICH MAY REQUIRE US TO INCREASE OUR WORKING CAPITAL INVESTMENT.  ALSO, IN LIGHT OF THE RECENT AND CURRENT ECONOMIC, INDUSTRY AND GLOBAL CREDIT MARKET CONDITIONS AND OUR HISTORICAL OPERATING LOSSES, THE AVAILABILITY AND THE TERMS OF ANY CREDIT WE MAY BE ABLE TO OBTAIN ARE UNCERTAIN;

•                  WE ARE CURRENTLY INVOLVED IN SEVERAL LITIGATION MATTERS.  DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN RESULT IN UNANTICIPATED RESULTS.  LITIGATION IS USUALLY EXPENSIVE AND DISTRACTING TO MANAGEMENT.  WE CAN PROVIDE NO ASSURANCE AS TO THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE INVOLVED;

•                  ALTHOUGH WE BELIEVE THAT WE BENEFIT FROM OUR CONTINUING RELATIONSHIPS WITH HPT, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES, ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, HPT, RMR, AIC AND AFFILIATED AND RELATED PERSONS AND ENTITIES MAY PRESENT A CONTRARY PERCEPTION OR RESULT IN LITIGATION; AND

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

WE HAVE ACCUMULATED SIGNIFICANT NET LOSSES SINCE WE BECAME A SEPARATE PUBLICLY OWNED COMPANY IN 2007.  ALTHOUGH OUR PLANS ARE INTENDED TO GENERATE NET INCOME, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

RESULTS THAT DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY ALSO BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS AS DESCRIBED MORE FULLY ELSEWHERE IN OUR ANNUAL REPORT, INCLUDING UNDER “WARNING CONCERNING FORWARD LOOKING STATEMENTS” AND “ITEM 1A.  RISK FACTORS,” AND ELSEWHERE IN THIS QUARTERLY REPORT.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.  EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Part II. Other Information

Item 1. Legal Proceedings (dollars in thousands)

There have been no material developments in our legal proceedings that we previously disclosed in our Annual Report, except for those developments discussed in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011, and June 30, 2011, and except that in October 2011, we agreed to settle for a cash payment of $950 the litigation filed against us by the California Attorney General and Riverside County in the State of California.  For more details of these and other pending litigation, please see Note 9 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report.

Item 1A.  Risk Factors

There have been no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report.

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

Exhibit 10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2011)

Exhibit 10.2

Amended and Restated Loan and Security Agreement, dated as of October 25, 2011, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities from time to time parties thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2011)

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 99.1	Property Management Agreement, dated as of July 21, 2011, by and between Reit Management & Research LLC and TA Operating LLC (filed herewith)

Exhibit 101.1

The following materials from TravelCenters of America LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.  (furnished herewith.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	Andrew J. Rebholz
November 7, 2011		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)