Form 10-K
period 2011-12-31
TRAVELCENTERS OF AMERICA LLC
filed 2012-03-16
CIK 1378453

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting shares of the registrant held by non-affiliates was $129.3 million based on the closing price per common share of $5.45 on the NYSE Amex on June 30, 2011. For purposes of this calculation, the aggregate of 1,738,324 common shares that were held by the directors and officers of the registrant, and 2,540,000 common shares that were held by Hospitality Properties Trust, as of June 30, 2011, have been included in the number of common shares held by affiliates.

         Number of the registrant's common shares outstanding as of March 1, 2012: 28,774,771.

         References in this Annual Report on Form 10-K, to "TA", "TravelCenters", the "Company", "we", "us" and "our" include TravelCenters of America LLC and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS ANNUAL REPORT THAT MAY NOT OCCUR INCLUDE:

  •
  OUR DESCRIPTION OF OUR AMENDED LEASES WITH HOSPITALITY PROPERTIES TRUST, OR HPT, DESCRIBES RENT REDUCTIONS AND DEFERRALS WHICH HAVE BEEN AGREED BETWEEN US AND HPT. TAKEN TOGETHER WITH THE FACT THAT WE WERE PROFITABLE IN 2011, AN IMPLICATION OF THESE DESCRIPTIONS MAY BE THAT WE WILL BE ABLE TO OPERATE PROFITABLY IN THE FUTURE. IN FACT, THERE ARE MANY FACTORS WHICH WILL IMPACT THE PROFITABILITY OF OUR FUTURE OPERATIONS IN ADDITION TO THOSE STATED ITEMS, INCLUDING SOME FACTORS WHICH ARE BEYOND OUR CONTROL, SUCH AS THE CONDITION OF THE U.S. ECONOMY GENERALLY, THE FUTURE DEMAND FOR OUR GOODS AND SERVICES AND COMPETITION IN OUR BUSINESS. WE HAVE ACCUMULATED A SIGNIFICANT DEFICIT FROM SEVERAL YEARS OF NET LOSSES PRIOR TO 2011 SINCE WE BECAME A SEPARATE PUBLICLY OWNED COMPANY IN 2007. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO PRODUCE FUTURE NET INCOME;

  •
  CERTAIN STATEMENTS MAY IMPLY THAT OUR EXPENSE CONTROLS AND OTHER INITIATIVES MAY CAUSE IMPROVED FINANCIAL RESULTS. IN FACT, CURRENT ECONOMIC CONDITIONS IN THE UNITED STATES MAY NOT IMPROVE AND MAY DECLINE, FUTURE MARKET CONDITIONS IN THE TRUCKING INDUSTRY OR OTHERWISE MAY WORSEN AND OUR INITIATIVES MAY NOT BE SUCCESSFULLY SUSTAINED, EACH OR ALL OF WHICH CIRCUMSTANCES COULD RESULT IN OUR FINANCIAL RESULTS NOT IMPROVING OR OUR EXPERIENCING MATERIAL AND CONTINUING LOSSES;

  •
  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE AND LEGISLATION AND REGULATION REGARDING CLIMATE CHANGE, INCLUDING GREENHOUSE GAS EMISSIONS, AND OTHER ENVIRONMENTAL MATTERS MAY BE ADOPTED, ADMINISTERED OR ENFORCED DIFFERENTLY IN THE FUTURE, WHICH COULD REQUIRE US TO EXPEND SIGNIFICANT AMOUNTS AND CAUSE OUR BUSINESS TO DECLINE MATERIALLY;

  •
  THIS ANNUAL REPORT STATES THAT WE HAVE ACQUIRED TRAVEL CENTER LOCATIONS AND LISTS SEVERAL PURCHASES THAT WE HAVE COMPLETED AND STATES THAT WE ARE IN ACTIVE NEGOTIATIONS TO ACQUIRE OTHER PROPERTIES. THE IMPLICATIONS OF THESE STATEMENTS MAY BE THAT WE WILL BE ABLE TO COMPLETE ALL OF THESE PURCHASES AND WILL BE ABLE TO OPERATE THESE LOCATIONS PROFITABLY. WE MAY NOT SUCCESSFULLY COMPLETE OUR NEGOTIATIONS FOR THE OTHER PROPERTIES FOR WHICH WE ARE NEGOTIATING. MANY OF THE TRAVEL CENTERS WE HAVE ACQUIRED

    PRODUCED OPERATING RESULTS WHICH MAY HAVE CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE OPERATIONS INTO OUR EXISTING OPERATIONS AND SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS THE LEVEL OF DEMAND FOR OUR GOODS AND SERVICES ARISING FROM THE U.S. ECONOMY GENERALLY. WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE TRAVEL CENTER OPERATIONS OR OPERATE ALL OF THESE LOCATIONS, OR ANY OF THEM, PROFITABLY IN THE FUTURE;

  •
  THIS ANNUAL REPORT STATES THAT OUR BUSINESS REQUIRES REGULAR SIGNIFICANT CAPITAL EXPENDITURES. THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT. SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED. CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO COMPLETE IN THE FUTURE, AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, DEMANDS OF OUR CUSTOMERS, ACQUISITIONS OR OTHER MATTERS, MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED. SOME CAPITAL PROJECTS TAKE MORE TIME THAN ANTICIPATED. AS A RESULT OF MARKET CONDITIONS OR CAPITAL CONSTRAINTS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE;

  •
  THIS ANNUAL REPORT STATES THAT WE HAD $118.3 MILLION OF CASH AND CASH EQUIVALENTS, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR BANK CREDIT FACILITY AT DECEMBER 31, 2011, THAT UNDER OUR LEASES WITH HPT WE RECEIVED $69.1 MILLION FROM HPT FOR SALES TO HPT OF QUALIFYING IMPROVEMENTS, THAT WE GENERATED NET CASH FLOWS FROM OPERATING ACTIVITIES OF $30.1 MILLION DURING 2011, THAT WE EXPECT TO FURTHER SELL TO HPT IMPROVEMENTS WE HAVE MADE OR IN THE FUTURE MAKE TO THE PROPERTIES WE LEASE FROM HPT AND THAT WE OWN UNENCUMBERED REAL ESTATE AND OTHER ASSETS THAT MAY BE ADDITIONAL SOURCES OF LIQUIDITY OVER TIME. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND CASH LIQUIDITY. IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH. AS OF DECEMBER 31, 2011, $65.7 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO SECURE LETTERS OF CREDIT FOR OUR SUPPLIERS, INSURERS, AND TAXING AUTHORITIES, AND WE HAVE COLLATERALIZED THIS FACILITY WITH SUBSTANTIALLY ALL OF OUR CASH, ACCOUNTS RECEIVABLE, INVENTORIES, EQUIPMENT AND INTANGIBLE ASSETS. IN ADDITION, OUR BUSINESS REQUIRES US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS, HPT IS NOT OBLIGATED TO PURCHASE THE IMPROVEMENTS WE MAY REQUEST TO SELL TO HPT AND WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

  •
  THIS ANNUAL REPORT STATES THAT WE ENTERED INTO AN AMENDED AND RESTATED CREDIT FACILITY IN OCTOBER 2011 WITH A CURRENT MAXIMUM AVAILABILITY OF $200 MILLION. HOWEVER, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL,

    WHICH IS BASED PRIMARILY ON ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORIES THAT VARY IN AMOUNT FROM TIME TO TIME. ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200 MILLION. ALSO, THIS ANNUAL REPORT STATES THAT THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION. NONETHELESS, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY IF WE WOULD LIKE TO DO SO;

  •
  THIS ANNUAL REPORT STATES OUR CURRENT OBSERVATIONS AS TO ECONOMIC AND INDUSTRY CONDITIONS, WHICH MAY IMPLY THAT ECONOMIC CONDITIONS IN THE U.S. GENERALLY AND THE TRUCKING AND TRAVEL CENTER INDUSTRIES IN PARTICULAR ARE IMPROVING AND THAT OUR RESULTS OF OPERATIONS AND CASH FLOWS FROM OPERATIONS WILL IMPROVE IN THE FUTURE. HOWEVER, THE POSITIVE TREND IN FUEL SALES VOLUMES WE HAVE RECENTLY EXPERIENCED MAY BE THE RESULT OF INCREASED MARKET SHARE AND NOT AN IMPROVING MARKET OR MAY NOT CONTINUE. ALSO, IMPROVEMENTS, IF ANY, IN THE U.S. ECONOMY OR IN THE TRUCKING OR TRAVEL CENTER INDUSTRIES MAY NOT CONTINUE, AND OUR FUEL SALES VOLUMES MAY NOT CONTINUE TO INCREASE OR OUR SALES VOLUMES MAY DECLINE;

  •
  THIS ANNUAL REPORT STATES SOME OF OUR BELIEFS WITH RESPECT TO VARIOUS PENDING LITIGATION, AND THESE STATEMENTS MAY IMPLY THAT WE WILL PREVAIL IN OUR LITIGATION DEFENSE EFFORTS. IN FACT, WE MAY BE UNABLE TO PREVAIL IN OUR PENDING LITIGATION AND ANY SETTLEMENT OR ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. ALSO, THE LEGAL AND OTHER EXPENSES WE MAY INCUR IN CONNECTION WITH LITIGATION WILL DEPEND, IN PART, UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL, AND THESE LITIGATION COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS;

  •
  WE MAY NOT REALIZE OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, IN WHICH WE HAVE INVESTED ALONG WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND OTHER COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES; AND

  •
  THIS ANNUAL REPORT STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH HPT, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES BENEFIT US AND PROVIDE US OPPORTUNITIES TO EXPAND OUR BUSINESS IN THE FUTURE. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

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

  •
  OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO MAINTAIN CURRENT TERMS FOR OUR PURCHASES ON CREDIT. IF WE ARE UNABLE TO PURCHASE GOODS ON REASONABLE CREDIT TERMS, OUR REQUIRED WORKING CAPITAL MAY INCREASE AND WE MAY INCUR MATERIAL LOSSES. FURTHER, IN TIMES OF RISING FUEL AND NONFUEL PRICES OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO INCREASE THE CREDIT AMOUNTS THEY EXTEND TO US, WHICH MAY REQUIRE US TO INCREASE OUR WORKING CAPITAL INVESTMENT. ALSO, IN LIGHT OF THE RECENT AND CURRENT ECONOMIC, INDUSTRY AND GLOBAL CREDIT MARKET CONDITIONS AND OUR HISTORICAL OPERATING LOSSES, THE AVAILABILITY AND THE TERMS OF ANY CREDIT WE MAY BE ABLE TO OBTAIN ARE UNCERTAIN;

  •
  WE ARE CURRENTLY INVOLVED IN SEVERAL LITIGATION MATTERS. DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN RESULT IN UNANTICIPATED RESULTS. LITIGATION IS USUALLY EXPENSIVE AND DISTRACTING TO MANAGEMENT. WE CAN PROVIDE NO ASSURANCE AS TO THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE INVOLVED;

  •
  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL;

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

        WE ACCUMULATED A SIGNIFICANT DEFICIT FROM SEVERAL YEARS OF NET LOSSES SINCE WE BECAME A PUBLICLY OWNED COMPANY ON JANUARY 31, 2007. ALTHOUGH WE GENERATED NET INCOME FOR THE YEAR ENDED DECEMBER 31, 2011, AND OUR PLANS ARE INTENDED TO GENERATE NET INCOME IN FUTURE PERIODS, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

        RESULTS THAT DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY ALSO BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS AS DESCRIBED MORE FULLY UNDER ITEM 1A. "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT.

        YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

TRAVELCENTERS OF AMERICA LLC
2011 FORM 10-K ANNUAL REPORT

PART I

Item 1.    Business

General

        We are a limited liability company formed under Delaware law on October 10, 2006, as a wholly owned subsidiary of Hospitality Properties Trust, or HPT. Our initial capitalization in a nominal amount was provided by HPT on our formation date. From that time through January 31, 2007, we conducted no business activities. On January 31, 2007, HPT acquired TravelCenters of America, Inc., our predecessor, restructured this acquired business and distributed all of our then outstanding common shares to the shareholders of HPT. In this Annual Report on Form 10-K for the year ended December 31, 2011, or this Annual Report, we sometimes refer to these transactions as the HPT Transaction, refer to the distribution of our shares in connection with the HPT Transaction as our spin off and refer to HPT and the subsidiaries of HPT from which we lease certain properties collectively as HPT.

        Internet Website.    Our internet website address is www.tatravelcenters.com. Copies of our governance guidelines, code of business conduct and ethics, our policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, TravelCenters of America LLC, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our Independent Directors, individually or as a group, may do so by filling out a report on our website. Our board of directors also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our board can be found on our website. Our website address is included several times in this Annual Report as a textual reference only and the information in the website is not incorporated by reference into this Annual Report.

Business Overview

        We operate and franchise travel centers primarily along the U.S. interstate highway system. Our customers include trucking fleets and their drivers, independent truck drivers and motorists. As of December 31, 2011, our business included 237 travel centers located in 41 states in the U.S. and the province of Ontario, Canada. Our travel centers included 168 operated under the "TravelCenters of America" or "TA" brand names, including 144 that we operated and 24 that franchisees operated, and 69 that were operated under the "Petro" brand name, including 50 that we operated and 19 that franchisees operated.

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

        The U.S. travel center and truck stop industry in which we operate consists of travel centers, truck stops, diesel fuel outlets and similar properties. We believe that although the travel center and truck stop industry is highly fragmented generally, with in excess of 6,000 travel centers and truck stops in the U.S., the largest trucking fleets tend to purchase the majority of their over the road fuel from us or from our largest competitors.

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

        The HPT Transaction.    We commenced business on January 31, 2007. In order to govern relations before and after our spin off, we entered into a transaction agreement with HPT and Reit Management & Research LLC, or RMR. As a result of the HPT Transaction, our spin off and the related transaction agreement, HPT acquired 146 travel centers and certain other assets previously held by our predecessor and we entered a lease of these assets with HPT, which we refer to as the TA Lease. We owned the remaining assets of our predecessor and remained obligated for our predecessor's liabilities. On January 31, 2007, HPT distributed all of our then outstanding shares to its shareholders. Other material effects of the HPT Transaction that have continuing effects on us are summarized as follows:

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

        The Petro Acquisition.    On May 30, 2007, we acquired Petro Stopping Centers, L.P., or Petro, which operated or franchised 69 travel centers along the U.S. interstate highways. We refer to this transaction as the Petro Acquisition. Simultaneously with the Petro Acquisition, HPT acquired the real estate of 40 Petro centers and we leased these 40 locations from HPT, which we refer to as the Petro Lease and which together with the TA Lease we refer to as the HPT Leases. In addition to the leasehold for these 40 locations, the Petro assets we acquired included the contract rights as franchisor of 24 Petro travel centers and certain other assets.

        Other Significant Activities.    Since the time of the Petro Acquisition, we have executed a number of transactions and initiatives, including:

  •
  In July and August 2007, we issued a total of 5,335,090 common shares in a public offering, for net proceeds of $205 million after underwriters discount and commissions and other costs of the offering.

  •
  In August 2008, we entered a rent deferral agreement with HPT. Under the terms of the deferral agreement we had the option to defer our monthly rent payments to HPT by up to $5 million per month for periods beginning July 1, 2008 until December 31, 2010, and we were not obligated to pay cash interest on the deferred rent obligation through December 31, 2009, but cash interest became payable in January 2010. Any deferred rent obligation (and interest thereon) not previously paid was contractually due to HPT on July 1, 2011. We deferred a total of $150 million of rent payments through December 31, 2010. The due date for the $150 million of deferred rent obligation was extended, and interest ceased to accrue on the deferred rent obligation, pursuant to the Amendment Agreement we entered into with HPT in January 2011, as further described under the heading "Our Leases With HPT" below.

  •
  From 2007 through 2011, we acquired 11 travel centers and completed the development of an additional three travel centers for an aggregate cost for all 14 travel centers of $101.3 million, not including the cost of renovation and improvements made to the 11 acquired travel centers after we acquired them.

  •
  From 2007 through 2011, we terminated franchise agreements for ten travel centers and added franchise agreements for five travel centers.

  •
  In January 2011, we and HPT entered an Amendment Agreement that amended the HPT Leases and our rent deferral agreement with HPT. This agreement included, among other provisions, reductions in the minimum annual rent payable to HPT, extension of the due date for the $150 million of previously deferred rent and cessation of interest charges on that deferred rent obligation, as further described under the heading "Our Leases With HPT" below.

  •
  In May 2011, we issued 10,000,000 common shares in a public offering, raising proceeds of approximately $53.1 million after underwriters' discounts and commissions and other costs of the offering at the public offering price.

  •
  In October 2011, we entered into an amended and restated loan and security agreement, or the credit facility, with a group of commercial banks. The credit facility amended and restated our preexisting credit facility we had entered in November 2007. Under the credit facility, a maximum of $200 million may be drawn, repaid and redrawn until maturity in October 2016. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300 million. The credit facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity.

Our Growth Strategy

        Acquisitions and Development.    Pressure from difficult economic and industry conditions of the past few years has caused some, and may cause further, financial distress on smaller travel center operators and may in the future present opportunities to acquire travel centers at attractive prices. We believe these conditions led to our acquisitions during 2011 of eight travel centers for an aggregate amount of $37.8 million. We purchased an additional travel center for $5.0 million in March 2012 and are in active negotiations to acquire others. We intend to continue to selectively and strategically pursue acquisitions of additional travel centers.

        We own eight land parcels that we believe may be suitable to develop as travel centers; we estimate our total cost to develop these sites would be substantial. Because of current industry and economic conditions we currently do not expect to undertake substantial new development activities in the near future.

        Franchising.    In 2011, we added four franchise sites. Two of these sites are located in Virginia and one site is located in each of Alabama and Tennessee. We may expand our business through franchising.

        Existing Properties.    We believe we have opportunities to increase revenues and profits through continued investment in our existing properties, including parking lot expansions, construction of additional truck repair bays, restaurant remodeling, the installation of additional QSR offerings and otherwise.

Our Travel Center Locations

        At December 31, 2011, our travel centers consisted of:

  •
  175 travel centers leased from HPT and operated by us;

  •
  10 travel centers leased from HPT and subleased to and operated by our franchisees;

  •
  15 travel centers we own and operate;

  •
  Two travel centers that we operate on sites owned by parties other than HPT;

  •
  Two travel centers we operate for a joint venture in which we own a minority interest; and

  •
  33 travel centers that are operated by our franchisees on sites they own or lease from parties other than us.

        Our travel centers include 168 that are operated under the TravelCenters of America or TA brand names and 69 that are operated under the Petro brand name. Our typical travel center includes:

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

        Product and Service Offering.    We offer many products and services to complement our diesel fuel business, including:

  •
  Gasoline. We sell branded and unbranded gasoline. As of December 31, 2011, we offered branded gasoline at 154 of our 237 travel centers and unbranded gasoline at 65 of our travel centers. We did not offer gasoline at 18 of our travel centers.

  •
  Full Service Restaurants and QSRs. Most of our travel centers have both full service restaurants and QSRs that offer customers a wide variety of nationally recognized branded food choices. The substantial majority of our full service restaurants are operated under our Iron Skillet® and Country Pride® brands and offer menu table service and buffets. During 2010, we introduced our All You Can Eat menu at selected locations, as well as our Stay Fit With Flavor® campaign, offering six new menu items at under 600 calories. We also operate more than 20 different brands of QSRs, including Arby's®, Burger King®, Dunkin' Donuts®, Pizza Hut®, Popeye's Chicken & Biscuits®, Starbuck's Coffee®, Subway® and Taco Bell®. As of December 31, 2011, 213 of our travel centers included a full service restaurant, 141 of our travel centers offered at least one QSR, and there were a total of 270 QSRs in our 237 travel centers. At our company operated sites we operate substantially all of these QSRs as a franchisee, and restaurants and QSRs in travel centers that we operate are staffed by our employees.

  •
  Truck Service. As of December 31, 2011, we had truck repair and maintenance facilities at all but 14 of our travel centers. The typical repair and maintenance facility has between three and six service bays and a parts storage room and is staffed by our mechanics and service technicians. These shops generally operate 24 hours per day, 365 days per year, and offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes and tire repair to specialty services such as diagnostics and repair of air conditioning, air brakes and electrical systems. Some of our repair and maintenance services are guaranteed by our warranties. Most of our truck repair and maintenance facilities provide some warranty work on Daimler Trucks North America, or Daimler, brand trucks through our participation in the Freightliner ServicePoint® and Western Star ServicePoint® programs, as described under the heading "Operations—Daimler Agreement" below.

  •
  Roadside Repair. RoadSquadTM is a roadside truck service program that operates 24 hours per day, seven days per week and is comprised of a fleet of approximately 400 service trucks. Service trucks are centrally dispatched to assist customers with repairs when they are unable to bring their truck to our travel center due to a break down.

  •
  Travel and Convenience Stores. At each of our travel centers we offer a travel and convenience store that offers merchandise to truck drivers, motorists, recreational vehicle operators and bus drivers and passengers. Our travel and convenience stores have a selection of over 4,000 items, including packaged food and snack items, beverages, non-prescription drug and beauty supplies, batteries, automobile accessories, and music and video products. Each location also has a "to go" bar offering fresh brewed coffee, hot dogs, prepared sandwiches and other prepared foods. Our stores also sell items specifically designed for the truck driver's "on the road" lifestyle, including laundry supplies, clothing, truck accessories and a large selection of electronics.

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

  •
  Marketing. We offer commercial truck and other customer loyalty programs, the principal program being the UltraOne® Club, that are similar to the frequent shopper programs offered by other retailers. Drivers receive points for diesel fuel purchases and for spending on selected nonfuel products and services. These points can be redeemed for discounts on nonfuel products and services at our travel centers. In addition, we publish a magazine called RoadKing® which includes articles and advertising of interest to professional truck drivers.

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

        Generally our fuel purchases are delivered directly from suppliers' terminals to our travel centers. We do not contract to purchase substantial quantities of fuel to hold as inventory. We generally have less than three days of diesel fuel and gasoline inventory at our travel centers. We are exposed to price increases and interruptions in supply. We believe our exposure to market price increases for diesel fuel and gasoline is partially mitigated by the significant percentage of our total diesel fuel and gasoline sales volume that is sold under pricing formulae that reset daily and are indexed to market prices. We historically have not engaged in any fixed price fuel contracts with customers.

        Nonfuel products.    We have many sources for the large variety of nonfuel products that we sell. We have developed strategic relationships with several suppliers of key nonfuel products, including Daimler for truck parts, Bridgestone/Firestone Tire Sales Company for truck tires, McLane Company, Inc. for convenience store and tobacco products and ExxonMobil Oil Corporation for lubricants and oils. We believe that our relationships with these and our other suppliers are satisfactory. We maintain a distribution center near Nashville, Tennessee, with approximately 103,750 square feet of space. Our distribution center distributes certain nonfuel and nonperishable products to our travel centers using a combination of contract carriers and our fleet of trucks and trailers.

        Daimler Agreement.    We are party to an agreement with Daimler that extends to July 2019 and under which many of our locations are authorized providers of warranty repairs to Daimler's customers. Daimler is a leading manufacturer of heavy trucks in North America under the Freightliner and Western Star brand names. All but one of our TA and Petro sites are or will be authorized providers of repair work and specified warranty repairs to Daimler's customers through the Freightliner ServicePoint® program and most of our Petro Sites are or will be authorized providers of similar services through the Western Star ServicePoint® program. Most of our TA and Petro truck maintenance and repair facilities are part of Freightliner's 24 hour customer assistance database for emergency and roadside repair referrals and we have access to Daimler's parts distribution, service and technical information systems.

Our Leases With HPT

        We have two leases with HPT, the TA Lease for 145 travel centers, which became effective on January 31, 2007, and the Petro Lease for 40 Petro travel centers, which became effective on May 30, 2007. Two of our subsidiaries are the tenants under the leases, and we, and in the case of our TA Lease certain of our subsidiaries, guarantee the tenants' obligations under the leases. These leases have subsequently been amended, including most recently on January 31, 2011, the date on which we entered into an Amendment Agreement with HPT that amended the HPT Leases and our deferral agreement with HPT to, among other matters, lower our future minimum rent payments due under the HPT Leases, extend the due date of the deferred rent obligation and cease the interest charge related to the deferred rent obligation. The following are summaries of the material terms of these leases, as amended.

        Term.    The TA Lease expires on December 31, 2022. The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each.

        Operating Costs.    The HPT Leases are "triple net" leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, service to customers, insurance, repairs and maintenance, real estate and personal property taxes, environmental related expenses and ground lease payments at those travel centers at which HPT leases the property and subleases it to us.

        Rent.    As amended in January 2011, the TA Lease requires us to pay specified minimum rent to HPT in an amount of $135.1 million per year for the period from January 1, 2011 through January 31, 2012, and an amount of $140.1 million per year for the period commencing February 1, 2012 and continuing through December 31, 2022, and the Petro Lease requires us to pay specified minimum rent to HPT of $54.2 million through June 30, 2024. These amounts are exclusive of any increase in minimum rent, as described in the next paragraph, that are payable under the HPT Leases as a result of HPT purchasing qualifying improvements made to the leased properties.

        In addition to the $125 million described below under "Improvements", under the HPT Leases, we may request that HPT purchase approved renovations, improvements and equipment additions we make at the leased travel centers, in return for minimum annual rent increases according to a formula: the base annual rent will be increased by an amount equal to the amount paid by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. HPT is not required to purchase any such improvements and we are not required to sell any such improvements to HPT.

        Starting in 2012, the TA Lease requires us to pay additional rent that is calculated as follows: an amount equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the 145 travel centers covered by that lease over the respective gross revenue amounts for the year 2011. Additional rent attributable to fuel revenues is subject to a maximum each year calculated by reference to changes in the consumer price index. The Petro Lease requires us to pay additional rent calculated using the same formula as in the TA Lease, except that such payments start in 2013 and are calculated using the revenues of the 40 leased Petro travel centers in excess of revenues for the year 2012 and the additional rent under the Petro Lease is subject to the waiver of payment of the first $2.5 million of such additional rent.

        On August 11, 2008, we entered a rent deferral agreement with HPT. Under the terms of the deferral agreement, through December 31, 2010, we had deferred $150 million of rent payable to HPT, the maximum amount we were able to defer and which was contractually due to HPT by July 1, 2011. As part of the Amendment Agreement, we and HPT amended the rent deferral agreement, so that $107.1 million of the deferred rent obligation is due on December 31, 2022, the remaining $42.9 million of the deferred rent obligation is due on June 30, 2024, and effective January 1, 2011, interest does not accrue on our deferred rent obligation; provided, however, that the deferred rent obligation shall be accelerated and interest shall begin to accrue thereon if certain events provided in the Amendment Agreement occur, including a change of control of us.

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

        Non-Economic Properties.    If during a lease term the continued operation of any leased travel center becomes non-economic in our reasonable determination and we and HPT cannot agree on an alternative use for the property, we may offer that travel center for sale, including the sale of HPT's interest in the property, free and clear of our leasehold interests. No sale of a travel center leased from HPT, however, may be completed without HPT's consent. In the event we obtain a bona-fide offer to purchase the property and HPT consents to the sale, the net sale proceeds received will be paid to HPT, exclusive of amounts associated with personal property, which we can elect to sell to the buyers or keep, and the annual minimum rent payable shall be reduced. In the case of the TA Lease, this reduction will be, at HPT's option, either the amount of such proceeds times 8.5% or the fair market rental for such property as of the commencement date of the lease; in the case of the Petro Lease, this reduction will be the amount of such proceeds times 8.5%. If we obtain a bona-fide offer to purchase the property but HPT does not consent to the sale of the travel center, that property will no longer be part of the lease and the minimum rent will be reduced as if the sale had been completed at the amount offered. No more than a total of 15 properties subject to the TA Lease and no more than five properties subject to the Petro Lease may be offered for sale as non-economic properties during the applicable lease term.

        Arbitration.    Our leases with HPT also include arbitration provisions for the resolution of disputes, claims and controversies.

        For further information about the HPT Leases and related amounts, see Note 18 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report, which is incorporated herein by reference. In addition, for more information about these transactions and relationships and about the risks which may arise as a result of these transactions and relationships, see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements" and Item 1A, "Risk Factors".

Relationships with Franchisees

        We have lease and franchise agreements with lessees and owners of travel centers. We collect rent and franchise, royalty and other fees under these agreements. As of December 31, 2011, 43 of our travel centers were operated by our franchisees. Ten of these travel centers are leased by us from HPT and subleased by us to a franchisee. Thirty three of these travel centers are owned, or leased from others, by our franchisees. As of December 31, 2011, one franchisee operated four locations, two operated three locations each, three operated two locations, and 27 operated one location each. The table below summarizes by state information as of December 31, 2011, regarding branding and ownership of the travel centers our franchisees operate. Similar information for the travel centers we operate is included in Item 2 of this Annual Report.

	Brand Affiliation of Sites(1)			Ownership of Sites By:(1)
	TA	Petro	Total	HPT	Franchisee or Others
Alabama	1	2	3	1	2
Florida	2	—	2	2	—
Georgia	2	—	2	2	—
Illinois	—	1	1	—	1
Indiana(2)	1	3	4	1	3
Iowa	1	—	1	—	1
Kansas	2	1	3	—	3
Minnesota	1	1	2	—	2
Missouri	2	2	4	—	4
North Carolina	—	1	1	—	1
North Dakota	—	1	1	—	1
Ohio	2	1	3	—	3
Oregon	1	—	1	—	1
Pennsylvania(3)	1	2	3	—	3
Tennessee	4	—	4	2	2
Texas	2	—	2	2	—
Virginia	1	2	3	—	3
Wisconsin	1	2	3	—	3

Total	24	19	43	10	33

(1)
Includes only sites operated by our franchisees and excludes sites we operate.

(2)
We are in negotiations to acquire the three Petro brand travel centers to operate them.

(3)
The franchise agreement for our Scranton, PA site will expire on April 21, 2012. We are in negotiations to acquire this travel center to operate it.

Franchise Agreements

        Material provisions of our franchise agreements typically include the following:

        Initial Franchise Fee.    The initial franchise fee for a new franchise is $1,000,000.

        Term of Agreement.    The initial term of a franchise agreement is generally ten to fifteen years. Our TA franchise agreements generally provide for two five year renewals on the terms then being offered to prospective franchisees at the time of the franchise renewal and our Petro franchise agreements generally provide for two five year renewals on the same terms and conditions as the expiring agreements. As of December 31, 2011, our franchise agreements had an average remaining term excluding renewal options of five years and an average remaining term including renewal options of 13 years.

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

        Fuel Purchases, Sales and Royalties.    Our TA franchisees that operate travel centers that they sublease from us must purchase all of their diesel fuel from us. Our franchisees that do not sublease from us the travel centers they operate are not required to purchase their diesel fuel from us. Our franchise agreements require the franchisee to pay us a royalty fee based on sales of certain fuels at the franchised travel center. We also purchase receivables generated by some of our franchisees on a non-recourse basis in return for a fee.

        Nonfuel Product Offerings.    Franchisees are required to operate their travel centers in conformity with guidelines that we establish and offer any products and services that we deem to be a standard product or service in our centers.

        Royalty Payments on Nonfuel Revenues.    Franchisees are required to pay us a royalty fee generally equal to between 2% and 4% of nonfuel revenues, in some cases up to a threshold amount, with a lower percentage fee payable on amounts in excess of the threshold amount. In some cases, if a franchisee operates one or more QSRs on the franchised premises, the franchisee must pay us from 2% to 3% of all revenues in connection with those sales, net of royalties paid to QSR franchisors.

        Advertising, Promotion and Image Enhancement.    Our franchisees are required to make additional payments to us as contribution to the applicable brand wide advertising, marketing and promotional expenses we incur.

        Termination/Nonrenewal.    Generally, we may terminate or refuse to renew a franchise agreement for default by the franchisee. Generally, we may also refuse to renew if we determine that renewal would not be in our economic interest or, in the case of TA franchisees and Petro franchisees under our current form of franchise agreement, if the franchisee will not agree to the terms in our then current form of franchise agreement.

        Rights of First Refusal.    During the term of each franchise agreement, we generally have a right of first refusal to purchase that facility at the price offered by a third party. In addition, some of our agreements give us the right to purchase the franchised center for fair market value, as determined by the parties or an independent appraiser, upon termination of the franchise agreement.

Franchisee Lease Agreements

        In addition to franchise fees, we also collect rent from franchisees for ten travel centers operated by TA franchisees who sublease the respective travel centers from us. The subleases have initial terms of ten years and allow for two renewals of five years each. The current terms of these sublease agreements end between June and September 2012. The average remaining term of these agreements as of December 31, 2011, including all renewal periods, was 11 years. The subleases require that the franchisee notify us of their intent to renew the sublease at least 90 days but not more than 180 days prior to the expiration of the current term. Among other things, renewal is contingent upon the franchisee not being in default under the expiring lease and executing our then current form of sublease, the terms of which may differ from the expiring lease, including without limitation, increased rent. We have not yet established the terms of our form of lease to be offered to the franchisee lessees who may elect to renew their leases in 2012. The material provisions of the expiring sublease agreements include the following:

        Operating Costs.    Under the terms of our existing leases, the sublessee is responsible for the payment of all costs and expenses in connection with the operation of the leased travel centers, typically excluding certain environmental costs, certain maintenance costs and real estate taxes.

        Rent.    Under the terms of our existing leases, the sublessee must pay annual fixed rent equal to the sum of:

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

Competition

        Fuel and nonfuel products and services can be obtained by trucking companies and truck drivers from a variety of sources, including regional full service travel centers and pumper only truck stops, some of which are owned or franchised by large chains and some of which are independently owned and operated, and some large service stations. In addition, some trucking companies operate their own terminals to provide fuel and services to their own trucking fleets and drivers.

        Although there are in excess of 6,000 travel centers and truck stops in the U.S., we believe that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at the travel centers and truck stops that are located at or near interstate highway exits and from us or our largest competitors, Pilot Flying J and Love's Travel Stops & Country Stores, or Love's. Based on the number of locations, TA, Pilot Flying J and Love's are the largest companies in our industry. Pilot Flying J is the result of the combination in 2010 of the then two largest companies in our industry, based on direct fuel sales volume. As a result of the Pilot Flying J combination, we may see increased competitive pressure that could negatively impact our sales volumes and profitability and could increase our operating or our selling, general and administrative expenses.

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

Environmental and Climate Change Matters

        Extensive environmental laws regulate our operations and properties. These laws may require us to investigate and clean up hazardous substances, including petroleum products, released at our owned and leased properties. Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance. We use both underground storage tanks and above ground storage tanks to store petroleum products and waste at our travel centers. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel, could negatively impact our business. While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future. Further, under the terms of our leases, we generally have agreed to indemnify HPT for any environmental liabilities related to travel centers that we lease from HPT and we are required to pay all environmental related expenses incurred in the operation of the leased travel centers. In addition, legislation and regulations that limit carbon emissions may cause our energy costs at our travel centers to increase.

        For further information about these and other environmental and climate change matters, see the disclosure under the heading "Environmental Matters" in Note 19 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report, which disclosure is incorporated herein by reference. In addition, for more information about these environmental and climate change matters and about the risks which may arise as a result of these environmental and climate change matters, see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements" and Item 1A, "Risk Factors".

Intellectual Property

        We own no patents. We own the "Petro" name and related trademarks. We have the right to use the "TA", "TravelCenters of America" and other trademarks historically used by our predecessor, which are owned by HPT, during the term of the TA Lease. We also license certain trademarks used in the operation of our QSRs. We believe that these QSR trademarks are important to our business, although they could be replaced with alternative trademarks without significant disruption in our business but with significant costs.

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

Employees

        As of December 31, 2011, we employed approximately 16,000 people on a full or part time basis. Of this total, approximately 15,430 were employees at our company operated sites, 520 performed managerial, operational or support services at our headquarters or elsewhere and 50 employees staffed our distribution center. Thirty-one of our employees at two travel centers are represented by unions. We believe that our relationship with our employees is satisfactory.

Item 1A.    Risk Factors

        Our business faces many risks. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our equity securities could decline. Investors and prospective investors should carefully consider the following risks, the risks referred to elsewhere in this Annual Report and the information contained under the heading "Warning Concerning Forward Looking Statements" before deciding whether to invest in our securities.

Risks in our business

Our operations have produced losses.

        Since we began operations on January 31, 2007, our business has produced losses in every year except 2011. Although some of our historical results were impacted by separation obligations with our former management, business reorganizations and other costs that we do not expect to continue, we believe our losses in prior periods were also the result of the general decline of the U.S. and world economies over which we have no control. We can not provide any assurance that we will be able to operate profitably in future periods.

Our financial results are being affected by the current U.S. economic condition.

        The trucking industry is the primary customer for our goods and services. Demand for trucking services in the U.S. generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for our products and services declines. For example, in the recent past declines in housing construction led to less lumber and construction materials being shipped, and these reduced shipments resulted in fewer customers and lower sales volumes at our travel centers. While the U.S. economy recently has been slowly growing over the past several quarters and trucking activity measures reflect growth in that industry, recent economic activity is still below pre-recession levels and the strength and sustainability of any economic recovery is uncertain. If the U.S. economy continues to operate as it has over the past few years, or if it worsens, our financial results may not improve and may decline.

Reduced consumer spending has resulted in less imported consumer goods into the U.S. and less business at our travel centers; protectionist legislation could materially reduce imports and reduce our business.

        During the past 20 years, increasing world trade has resulted in large increases in the importing into the U.S. of consumer goods, many of which are transported within the U.S. by truck. The recent recession and slow U.S. economic recovery has lessened the demand for consumer goods imported into the U.S. and this decline is adversely affecting our business of supplying goods and services to truckers. Increases in U.S. exports have not offset this lost business, as many U.S. exports, for example commodities and heavy equipment, generally are not shipped by truck. If the volume of imported goods into the U.S. does not increase, our financial results may not improve. Also, recent protectionist legislation such as was included in the American Recovery and Reinvestment Act of 2009 and various proposals for laws to encourage purchasing of domestically manufactured goods rather than imported products may reduce imports and adversely affect our business.

Consolidation of our competitors may negatively affect our business.

        Effective July 1, 2010, two of our competitors, Pilot Travel Centers LLC and Flying J Inc., completed a merger, creating a company called Pilot Flying J. That merger combined the first and second largest participants in our industry, based on diesel fuel sales volume. As a result of this combination, we may see increased competitive pressure that could negatively impact our sales volumes and profitability and could increase our level of operating and selling, general and administrative expenses. In addition, most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies. The fuel card industry has only a few significant participants, including Comdata Network, Inc., or Comdata, the largest issuer of fuel cards, and Transportation Clearing House LLC, or TCH, a company affiliated with Pilot Flying J. We are unable to determine the full extent and effect the combined Pilot Flying J may have on our financial position, results of operations, or competitive position, although we expect the combination may significantly alter the competitive conditions in the travel center industry. Further, we are unable to determine the extent of the effect that competition, or lack thereof, between Comdata and TCH in particular, may result in future increases in our transaction fee expenses or working capital requirements, or both. In December 2010, we entered a new contract with Comdata that increased our operating expenses and our working capital requirements in 2011, as compared to 2010.

Fuel price increases and fuel price volatility negatively affect our business.

        High fuel prices and the inability to project future prices have several adverse impacts upon our business. First, high fuel prices result in higher truck shipping costs. This causes shippers to consider alternative means for transporting freight, which reduces trucking business and, in turn, reduces our business. Second, high fuel prices cause our trucking customers to seek cost savings throughout their businesses. This has resulted in many customer measures to conserve fuel, such as lower maximum driving speeds and reduced truck engine idling reducing total fuel consumption and our fuel sales. Third, higher fuel prices may result in less disposable income for our customers to purchase our nonfuel goods and services. Fourth, higher and more volatile fuel commodity prices increase the working capital needed to maintain our fuel inventories and receivables, and this increases our costs of doing business. If fuel commodity prices or fuel price volatility increase, our financial results may not improve and may worsen.

Our labor costs are difficult to control.

        During 2008 and 2009 we implemented labor cost savings initiatives in our salaried and hourly workforce in an effort to match the declines in our business volumes. These initiatives generally remained in effect in 2011. However, to maintain and manage our operations requires certain minimum staffing levels to operate our travel centers 24 hours per day, 365 days per year. We believe it will be increasingly difficult for us to make additional staff reductions without adversely affecting our business prospects. Also, certain opportunities for sales may be lost when labor is reduced. For these reasons, our labor costs are difficult to control and we may suffer losses.

Our travel centers require regular and expensive maintenance and capital investments.

        Our travel centers are open for business 24 hours per day, 365 days per year. Also, many of our travel centers were originally constructed more than 25 years ago. Because of the age of many of our travel centers and because of the nature and intensity of our uses of our travel centers, our travel centers require regular expenditures for maintenance and capital investments to remain functional and attractive to customers. If we can not access capital necessary to maintain our properties, our business may decline and our profits may decline or we may incur losses. Also, deferring certain capital expenditures in the near term may require us to make larger amounts of capital expenditures in the future.

        Although we may request that HPT purchase future renovations, improvements and equipment at the travel centers that we lease from HPT, HPT is not obligated to purchase any amounts and any amounts it purchases will result in an increase in our rent payable to HPT.

Our operating margins are narrow.

        Our total operating revenues for the year ended December 31, 2011, were $7.9 billion, while the sum of our cost of goods sold (excluding depreciation) and site level operating expenses for the same period totaled $7.5 billion. Fuel sales in particular generate low gross margins. Our fuel sales for the year ended December 31, 2011, were $6.6 billion and our gross margin on fuel sales was $301 million, or approximately 4.6% of fuel sales. A small percentage decline in our future revenues or increase in our future expenses, especially revenues and expenses related to fuel, may cause our profits to decline or us to incur losses.

An interruption in our fuel supplies would materially adversely affect our business.

        To mitigate the risks arising from fuel price volatility, we generally maintain limited fuel inventories. Accordingly, an interruption in our fuel supplies would materially adversely affect our business. Interruptions in fuel supplies may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, by weather related events, such as hurricanes in the areas where petroleum is extracted or refined, or by national or international conditions, such as government rationing, acts of terrorism, wars and the like. Any limitation in available fuel supplies or on the fuel we can offer for sale may cause our profits to decline or us to experience losses.

We are involved in litigation which is expensive and may have adverse impacts upon our business.

        We are currently involved in litigation which is expensive and which may have adverse consequences to us. If these litigation matters or new litigation matters continue for extended periods or if they result in judgments adverse to us, our profits may decline or we may experience losses. In addition, in our experience, the risk of litigation is greater in certain jurisdictions, such as the State of California. We have significant operations in the State of California and have in the past been, are currently and may in the future be, party to employee and other litigation in that state or elsewhere. Although to date our litigation matters in the State of California have not resulted in settlements or judgments against us which have had, or which we expect would reasonably be likely to have, a material adverse effect on our business, there can be no assurance that they will not have such an effect or that litigation elsewhere would not have such an effect on us. See below Item 3, "Legal Proceedings."

We rely upon trade creditors for a significant amount of our working capital and the availability of alternative sources of financing may be limited.

        Our fuel purchases are our largest operating cost. Historically, we have paid for our fuel purchases after delivery. In the past, as our fuel costs increased with the increase in commodity market prices, some of our fuel suppliers were unwilling to adjust the amounts of our available trade credit to accommodate the increased costs of the fuel volumes that we purchase; for example, a $10 million amount of trade credit will allow us to purchase 5 million gallons of fuel at $2.00 per gallon, but only 3.33 million gallons at $3.00 per gallon. Also, our historical financial results and general U.S. economic conditions have caused some fuel suppliers to request letters of credit or other forms of security for our purchases. We cannot predict how high or low fuel prices may be in the future, and fuel commodity prices significantly impact our working capital requirements.

        In light of the recent and current economic, industry and global credit market conditions and our historical operating losses, the availability and terms of any credit we may be able to obtain are uncertain. Although we maintain a credit facility permitting borrowings of up to $200 million, we typically utilize a large portion of that facility for issuances of letters of credit to our fuel suppliers to secure our fuel purchases and to taxing authorities (or bonding companies) for fuel taxes. In addition, our qualified collateral historically has been frequently below the amount required to permit the entire $200 million under the credit facility to be available to us for borrowings. Any increased investment in working capital decreases our financial flexibility to use our capital for other business purposes or to fund our operations and may cause us to suffer losses.

        Our credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets and imposes restrictions on our ability to incur additional indebtedness or to grant security interests in our assets. Further, under the HPT Leases, subject to certain exceptions, our tenant subsidiaries may not incur debt secured by any of their assets used in the operation of the leased travel centers without HPT's consent. Because security interests in a significant amount of our assets have already been granted and we are contractually limited in our ability to incur additional debt or grant security interests, our ability to obtain additional financing may be limited.

Our customers may become unable to pay us when we extend credit.

        We sell some of our products on credit. Customers purchasing fuel or other goods or services on credit from us may default on their obligations to pay, or they may extend the payment periods, for products sold to them on credit. In light of the recessionary economic conditions that have existed recently in the U.S. generally and the trucking industry specifically and the slow growth rate in the U.S. economy since the recession, the risk that some of our customers may not pay us is greater at present than it has been historically. Also, to the extent that we are unable to collect receivables owed to us in a timely fashion, we may be required to increase amounts invested in our working capital, which could have a material adverse effect on our business, results of operations or financial condition.

Our storage and dispensing of petroleum products create the potential for environmental damages, and compliance with environmental laws is often expensive.

        Our business is subject to laws relating to the protection of the environment. The travel centers we operate include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damage. As a result, we regularly incur environmental clean up costs. Our balance sheet as of December 31, 2011, included an accrued liability of $8.9 million for environmental remediation and related costs. Because of the uncertainties associated with environmental expenditures, it is possible that future expenditures could be substantially higher than this amount. Environmental laws expose us to the possibility that we may become liable to reimburse governments or others for damages and costs they incur in connection with environmental hazards or liable for fines and penalties for failure to comply with environmental laws. We cannot predict what environmental legislation or regulations may be enacted or how existing laws or regulations will be administered or interpreted with respect to our products or activities in the future; more stringent laws, more vigorous enforcement policies or stricter interpretation of existing laws in the future could cause us to expend significant amounts or experience losses.

        In our experience, the risk of being subject to regulatory review and proceedings for environmental related matters is greater in certain jurisdictions, such as the State of California. We have significant operations in the State of California and are currently and have in the past been subject to regulatory review and proceedings for environmental related matters and may in the future be subject to similar reviews and proceedings in that state or elsewhere. Although to date our environmental regulatory matters in the State of California have not resulted in settlements or judgments against us, or otherwise resulted in our paying or agreeing to pay amounts, which have had, or which we expect would reasonably be likely to have, a material adverse effect on our business, there can be no assurance that they will not have such an effect or that environmental regulatory reviews or proceedings elsewhere would not have such an effect on us.

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

        Ten travel centers which we lease from HPT are subleased to franchisees. A failure by our franchisees to pay rents to us would not affect our minimum rent payable to HPT. As of December 31, 2011, an additional 33 travel centers not owned by us or HPT are operated by franchisees. For the year ended December 31, 2011, the rent, franchise royalty and other fee revenue generated from these franchisee relationships was $14.4 million. We believe the difficult business conditions which have recently affected the locations which we operate, including the effects of recent U.S. economic conditions and high and volatile fuel commodity prices, have also adversely affected our franchisees and may make it difficult for our franchisees to pay the rent, franchise royalties and other fees due to us. In addition, our sublease and franchise agreements with our franchisees are subject to periodic renewal by us or the franchisee. For example, the current term of each of the franchise and sublease agreements we have with each of the 10 franchisees to whom we sublease the travel center terminate in the second half of 2012, and we do not now know how many, if any, of those agreements may be renewed or on what terms. Also, various laws and our existing franchise agreements limit the control we may exercise over our franchisees' business activities. A failure by our franchisees to pay rent, franchise royalties and other fees to us, or the termination or non-renewal of a significant number of our franchise agreements, may cause our profits to decline or us to experience losses.

We may experience losses from our business dealings with AIC.

        We have invested approximately $5.2 million in Affiliates Insurance Company, or AIC, we have purchased substantially all of our property insurance in a program designed and reinsured in part by AIC and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. We, RMR, HPT and four other companies to which RMR provides management services, each own approximately 14.29% of AIC and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. These beneficial financial results may not occur and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may be insufficiently capitalized. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved and we may experience losses from these dealings.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of information technology could harm our business.

        We rely on information technology networks and systems including the Internet, or IT systems, to process, transmit and store electronic information, including financial records and personal identifying information such as employee and payroll data and workforce scheduling information, and to manage or support a variety of business processes, including our supply chain, retail sales, credit card payments and authorizations, financial transactions, banking and numerous other processes and transactions. We purchase some of the IT systems we use from vendors on whom our IT systems materially depend. We rely on commercially available and proprietary IT systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and credit information. In addition, the IT systems we use for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put payment card data at risk; and some of these IT systems are determined and controlled by the payment card suppliers and not by us. Although we have taken steps to protect and maintain the security of the IT systems we use and the data maintained in them, it is possible that our security measures will not prevent the improper functioning of or damage to the IT systems we use, or the improper access to such IT systems or disclosure of personally identifiable information, such as in the event of a cyber attack. Security breaches, including physical or electronic breakins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any compromise or breach of our IT systems could cause material interruptions in our operations, damage our reputation, subject us to material liability claims or regulatory penalties, reduce our customers' willingness to conduct business with us and could have a material adverse effect on our business, financial condition and results of operations. Further, the failure of the IT systems we use to operate effectively, or problems we may experience with maintaining the IT systems we currently use or transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems.

Privatization of toll roads or of rest areas may negatively affect our business.

        Some states have privatized their toll roads which are part of the interstate highway system. We believe it is likely that tolls will increase on privatized highways. In addition, some states may increase tolls for their own account. If tolls are introduced or increased on highways in the proximity of our travel centers, our business at those travel centers may decline because truckers may seek alternative routes. Similarly, some states have privatized or are considering privatizing their publicly owned highway rest areas. If publicly owned rest areas along highways are privatized and converted to travel centers in the proximity of some of our travel centers, our business at those travel centers may decline and we may experience losses.

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

        Future climate change legislation and regulation, including those addressing greenhouse gas emissions, may require us to expend significant amounts. In addition, the market reaction to any such legislation or regulation or to climate change concerns generally may cause us to incur increased costs and capital expenditures. Increased costs incurred by our suppliers as a result of climate change or other environmental legislation or regulation may be passed on to us in the prices we pay for our fuel supplies, but we may not be able to pass on those increased costs to our customers. Increased fuel costs resulting from these reasons would likely have similar effects on our business, operations and liquidity as discussed elsewhere regarding high fuel costs, including decreased demand for our fuel at our travel centers, increased working capital needs and decreased fuel gross margins. Further, legislation and regulations that limit carbon emissions may cause our energy costs at our travel centers to increase. Moreover, technological changes developed or changes in customer transportation or fueling preferences, including as a result of or in response to any such legislation, regulation or market reaction, may require us to make significant capital or other expenditures to adopt those technologies or to address those changed preferences and may decrease the demand for products and services sold at our travel centers. For example, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel, could negatively impact our business by making the fuel more expensive and causing our customers to buy less.

We may be unable to utilize our net operating loss carry forwards.

        Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes limitations on the ability of a company taxable as a corporation that undergoes an "ownership change", as defined by the Code, to use its net operating loss carry forwards to reduce its tax liability. As a result of certain trading in our shares during 2007, we experienced an ownership change. Consequently, we are unable to use our net operating loss generated in 2007 to offset any future taxable income we may generate. If we experience additional ownership changes, our net operating losses generated after 2007 could also be subject to limitations on usage. Since the ownership change in 2007, we experienced a substantial amount of trading in our shares. In 2009, our bylaws were amended to impose certain restrictions on the transfer of our shares in order to help us preserve the tax treatment of our net operating losses and other tax benefits (see below for a discussion of the risks related to our ownership limitations under the heading "Risks arising from certain relationships of ours and our organization and structure"). The issuance of 10,000,000 of our shares in a public offering in May 2011 will count towards the trigger of an ownership change, but we do not expect that this issuance alone will result in an ownership change, as defined in the Code.

We do not intend to pay cash dividends on our common shares in the foreseeable future.

        We have never declared or paid any cash dividends on our common shares, and we currently do not anticipate paying any cash dividends in the foreseeable future.

Our shares have experienced significant price and trading volume volatility and may continue to do so.

        Since we became a publicly traded company in January 2007, our shares have experienced significant share price and trading volatility, which may continue. The market price of our common shares has fluctuated and could fluctuate significantly in the future in response to various factors and events, including, but not limited to, the risks set out in this Annual Report, as well as:

  •
  the liquidity of the market for our common shares;

  •
  changes in our operating results;

  •
  changes in analysts' expectations; and

  •
  general economic and industry trends and conditions.

        In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

If we fail to maintain effective internal control over financial reporting our financial reporting could be inaccurate.

        Internal control systems are intended to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. We concluded that our internal controls over financial reporting were not effective as of December 31, 2011. As described in Item 9A of this Annual Report, during 2011 we identified certain deficiencies in our internal control over financial reporting with respect to our historical methodology for impairment analysis of our property and equipment, our assigning of depreciable lives to leasehold assets and our amortization of our sale/leaseback financing obligation. We believe we have recorded appropriate adjustments so that the Consolidated Financial Statements appearing in Item 15 of this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, and that we are taking appropriate actions to remediate the identified deficiencies in order to improve our internal control over financial reporting for future financial reporting; however, we cannot assure you that our actions will be completely effective or that we will not discover other material weaknesses in our controls. If we fail to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, our business and financial condition could be harmed, investors may lose confidence in our reported financial information and the market price of our common shares or other securities may decline.

Risks arising from certain relationships of ours and our organization and structure

We are obligated to pay material amounts of rent to HPT.

        The terms of our leases with HPT require us to pay all of our operating costs and generally fixed amounts of rent. During periods of business decline, like the one we experienced during the recent recession, our revenues and gross margins may decrease but our minimum rents due to HPT do not decline. A decline in our revenues or an increase in our expenses may make it difficult or impossible for us to meet all of our obligations and, if we default under our HPT leases, we may be unable to continue our business.

Our business is subject to possible conflicts of interest with HPT and RMR.

        Our creation was, and our continuing business is, subject to possible conflicts of interest, as follows:

  •
  Two of our Directors were trustees of HPT at the time we were created.

  •
  We have five Directors: one of whom, Barry M. Portnoy, also is a managing trustee of HPT, Chairman, the majority owner and an employee of RMR; one of whom, Arthur G. Koumantzelis, is a former trustee of HPT; and one of whom, Thomas M. O'Brien, is a former executive officer of HPT. Further, Mr. Portnoy and all of our Independent Directors are members of the boards of trustees or boards of directors of other companies to which RMR provides management services.

  •
  Mr. O'Brien, who serves as our President and Chief Executive Officer, Andrew J. Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, and Mark R. Young, our Executive Vice President and General Counsel, are also officers of RMR.

  •
  We lease a large majority of our travel centers from HPT.

  •
  RMR provides us business and property management and shared services pursuant to a business management and shared services agreement and a property management agreement, and RMR provides business and property management services to HPT.

  •
  In the event of conflicts between us and RMR, any affiliate of RMR or any publicly owned entity with which RMR has a relationship, including HPT, our business management and shared services agreement allows RMR to act on its own behalf and on behalf of HPT or such other entity rather than on our behalf.

  •
  RMR's simultaneous contractual obligations to us and HPT create potential conflicts of interest, or the appearance of such conflicts.

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

        We believe that our historical and ongoing business dealings with HPT and RMR have benefited us and that, despite the foregoing possible conflicts of interest, the transactions we have entered with HPT and RMR since the HPT Transaction have been commercially reasonable and not less favorable than otherwise available to us. Nonetheless, in the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident director nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated persons and entities. Our relationship with Mr. Portnoy and with other companies to which RMR provides management services may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources even if the claims asserted are meritless.

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

        We are party to a business management and shared services agreement with RMR, whereby RMR assists us with various aspects of our business, and a property management agreement with RMR, whereby RMR manages our headquarters office building. One of our Directors is the majority owner and Chairman of RMR. One of our other Directors, President and Chief Executive Officer, our Executive Vice President, Chief Financial Officer and Treasurer and our Executive Vice President and General Counsel are also officers of RMR. Most of the travel centers that we operate are leased by us, principally from HPT. As a result of these factors, we are dependent on our arrangements with RMR and HPT in operating our business and any adverse developments in those arrangements could have a material adverse effect on our business and our ability to conduct our operations.

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

  •
  limitations on the ability of, and various requirements that must be satisfied in order for, our shareholders to propose nominees for election as Directors and propose other business to be considered at a meeting of shareholders;

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

  •
  requirements that shareholders comply with regulatory requirements (including Nevada and Louisiana gaming and Indiana insurance licensing requirements) affecting us which could effectively limit share ownership of us, including in some cases, to 5% of our outstanding shares; and

  •
  requirements that any person nominated to be a Director comply with clearance and pre-clearance requirements of state laws applicable to our business including clearance and pre-clearance by Nevada and Louisiana gambling authorities and Indiana insurance regulators.

        In addition, the HPT Leases, our shareholders agreement with respect to AIC, our business management and shared services agreement with RMR and our credit facility each provide that our rights and benefits under those agreements may be terminated in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control, as defined in those agreements, without the consent of HPT, RMR or the lenders under the credit facility, respectively, and that AIC and the other shareholders of AIC may have rights to acquire our interests in AIC if such an acquisition occurs or if we experience some other change of control. In addition, our obligation to repay deferred rent then outstanding under our amended leases with HPT may be accelerated if, among other things, a Director not nominated or appointed by the then members of our Board of Directors is elected to our Board of Directors or if our shareholders adopt a proposal (other than a precatory proposal) not recommended for adoption by the then members of our Board of Directors. For these reasons, among others, we may not experience a change of control, our shareholders may be unable to effect changes to our governance or related matters and our shareholders may be unable to realize a takeover premium for their shares.

Our rights and the rights of our shareholders to take action against our Directors, officers, HPT and RMR are limited.

        Our LLC agreement eliminates the personal liability of each of our Directors to us and our shareholders for monetary damages for breach of fiduciary duty as our Director, except for a breach of the Director's duty of loyalty to us or our shareholders as modified by our LLC agreement, for acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of law, or for any transaction from which the Director derived an improper personal benefit. Our LLC agreement also provides that our Directors and officers, HPT, RMR, and the respective directors and officers of HPT and RMR shall not be liable for monetary damages to us or our shareholders for losses sustained or liabilities incurred as a result of any act or omission by any of them unless there has been a final, nonappealable judgment entered by a court determining that such person or entity acted in bad faith or engaged in fraud, willful misconduct or, in the case of a criminal matter, acted with knowledge that his, her or its conduct was unlawful.

        Our LLC agreement also generally requires us to indemnify, to the fullest extent permitted by law, our present and former Directors and officers, HPT, RMR, and the respective directors and officers of HPT and RMR for losses that may occur arising from claims or actions in which any of them may be involved in connection with any act or omission by such person or entity in good faith on behalf of or with respect to us. We also have similar obligations to our Directors and officers under individual indemnification agreements with such persons. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Directors and officers, HPT, RMR, and the respective directors and officers of HPT and RMR without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Directors and officers, HPT, RMR, and the respective directors and officers of HPT and RMR than might otherwise exist absent the provisions in our LLC agreement or that might exist with other companies, which could limit our shareholders' recourse in the event of actions not in our shareholders' best interest.

Disputes with HPT and RMR and shareholder litigation against us or our Directors and officers may be referred to arbitration proceedings.

        Our contracts with HPT and RMR provide that any dispute arising under those contracts may be referred to binding arbitration. Similarly, our LLC agreement and bylaws provide that actions by our shareholders against us or against our Directors and officers, including derivative and class actions, may be referred to binding arbitration. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against HPT, RMR or our Directors or officers. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located at 24601 Center Ridge Road, Suite 200, Westlake, Ohio 44145-5639. Our distribution center is a leased facility located at 329 Mason Road, LaVergne, Tennessee 37086-3606. We also conduct some corporate office business from RMR's premises at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458.

        As of December 31, 2011, our travel center business consisted of 237 travel centers, 185 of which were leased from HPT, 15 of which we owned, two of which were owned by parties other than HPT and leased to or managed by us, 33 of which were owned or leased by our franchisees and two of which we operated for a joint venture in which we own a minority interest. We operated 194 of these travel centers and our franchisees operated 43 of these travel centers. We own eight parcels of land on which we may decide to build additional travel centers in the future.

        The table below summarizes by state information as of December 31, 2011, regarding branding and ownership of the travel centers we operate. Similar information for the travel centers our franchisees operate is included under the heading "Relationships with Franchisees" in Item 1 of this Annual Report.

	Brand Affiliation of Sites(1)			Ownership of Sites by:(1)
	TA	Petro	Total	TA	HPT	Joint Venture	Others(2)
Alabama	2	2	4	1	3	—	—
Arizona	4	2	6	—	6	—	—
Arkansas	2	2	4	—	4	—	—
California	10	3	13	2	9	2	—
Colorado	3	—	3	—	3	—	—
Connecticut	3	—	3	—	3	—	—
Florida	4	1	5	—	5	—	—
Georgia	5	2	7	—	7	—	—
Idaho	1	—	1	—	1	—	—
Illinois	7	2	9	2	7	—	—
Indiana	6	3	9	3	6	—	—
Iowa	1	—	1	—	1	—	—
Kansas	—	1	1	1	—	—	—
Kentucky	2	2	4	1	3	—	—
Louisiana	4	3	7	1	6	—	—
Maryland	3	—	3	—	3	—	—
Michigan	4	—	4	—	4	—	—
Minnesota	1	—	1	—	1	—	—
Mississippi	1	1	2	—	1	—	1
Missouri	4	1	5	—	5	—	—
Nebraska	2	1	3	—	3	—	—
Nevada	3	2	5	—	5	—	—
New Hampshire	1	—	1	—	1	—	—
New Jersey	3	1	4	—	4	—	—
New Mexico	5	1	6	—	6	—	—
New York	5	1	6	—	6	—	—
North Carolina	2	1	3	—	3	—	—
Ohio	10	4	14	—	14	—	—
Oklahoma	3	1	4	—	4	—	—
Oregon	2	1	3	—	3	—	—
Pennsylvania	8	1	9	—	9	—	—
South Carolina	3	—	3	—	2	—	1
Tennessee(3)	4	2	6	—	6	—	—
Texas	11	7	18	3	15	—	—
Utah	2	—	2	—	2	—	—
Virginia	4	—	4	—	4	—	—
Washington	1	1	2	—	2	—	—
West Virginia	2	—	2	—	2	—	—
Wisconsin	2	—	2	—	2	—	—
Wyoming	3	1	4	—	4	—	—
Ontario, Canada	1	—	1	1	—	—	—

Total	144	50	194	15	175	2	2

(1)
Includes only sites we operate and excludes sites operated by franchisees.

(2)
We lease these sites from, or manage these sites for, parties other than HPT.

(3)
One company operated site included herein was temporarily closed from May 2010 until February 2011 as a result of flooding.

Item 3.    Legal Proceedings

        The disclosure under the heading "Legal Proceedings" in Note 19 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Market information.    The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE Amex.

2011	High	Low
First Quarter	$12.63	$3.65
Second Quarter	$8.43	$4.39
Third Quarter	$5.84	$3.46
Fourth Quarter	$5.55	$2.79

2010	High	Low
First Quarter	$5.92	$3.05
Second Quarter	$5.19	$2.16
Third Quarter	$3.75	$2.05
Fourth Quarter	$4.43	$2.79

        The closing price of our common shares on NYSE Amex on March 1, 2012, was $5.21 per share.

        Holders.    As of March 1, 2012, there were approximately 700 shareholders of record of our common shares and we believe that there are approximately 19,900 beneficial owners of our common shares.

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

        Stock issuable under equity compensation plans.    The equity compensation plan information set forth in Item 12 of this Annual Report is incorporated by reference herein.

        Recent sales of unregistered securities.    There were no sales of our unregistered securities by us during the fourth quarter of 2011.

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

        The following table presents selected historical financial information of us or our predecessor for each of the last five fiscal years. The information set forth below with respect to fiscal years 2011 and 2010 was derived from, and should be read in conjunction with, the audited consolidated financial statements included elsewhere in this Annual Report. The information set forth below with respect to fiscal years 2009 and 2008 was derived from, and should be read in conjunction with, the audited consolidated financial statements included in our 2009 Annual Report on Form 10-K. The information set forth below with respect to fiscal year 2007 was derived from, and should be read in conjunction with, the audited consolidated financial statements included in our 2008 Annual Report on Form 10-K. However, certain statement of operations data and balance sheet data presented in the following table for the years ended December 31, 2010, 2009 and 2008, and the eleven months ended December 31, 2007, have been revised from previously reported financial data in the periods in which the items originated to reflect the correction of certain items that we have determined are not material for those periods. The following information should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

	Company					Predecessor
					Eleven Months Ended December 31, 2007(1)(2)
	Years Ended December 31,					One Month Ended January 31, 2007(3)
(dollars and gallons in thousands)	2011	2010(1)	2009(1)	2008(1)
Statement of Operations Data:
Revenues:
Fuel	$6,603,329	$4,790,659	$3,588,682	$6,454,357	$4,778,293	$285,053
Nonfuel	1,271,085	1,158,343	1,097,279	1,189,597	1,023,126	66,795
Rent and royalties from franchisees	14,443	13,479	13,859	14,425	12,056	834

Total revenues	7,888,857	5,962,481	4,699,820	7,658,379	5,813,475	352,682
Income (loss) from operations	32,400	(42,034)	(80,994)	(36,473)	(108,669)	(42,164)
Net income (loss)	23,574	(66,690)	(95,085)	(42,819)	(104,149)	(22,048)
Income (loss) per common share:
Basic and diluted	$0.98	$(3.84)	$(5.70)	$(2.82)	$(8.92)	$(3.18)
Balance Sheet Data (end of period):
Total assets	$1,016,531	$891,092	$877,610	$886,085	$1,261,219	$728,667
Sale/leaseback financing obligation(4)	97,765	99,960	102,006	103,634	105,120	—
Deferred rent obligation(5)	150,000	150,000	90,000	30,000	—	—
Long term debt (net of unamortized discount)	—	—	—	—	—	669,635
Redeemable equity	—	—	—	—	—	14,425
Other Operating Data:
Total fuel sold (in thousands of gallons)(6)	2,087,416	2,036,756	1,933,358	2,078,061	2,023,428	156,847
Number of sites (end of period):
Company operated travel centers	194	188	188	188	189	140
Franchisee operated travel centers	10	10	10	10	10	10
Franchisee owned and operated travel centers	33	30	35	35	37	13

Total travel centers	237	228	233	233	236	163

Notes to Selected Financial Data

(1)
The amounts presented for income (loss) from operations, net income (loss), income (loss) per common share: basic and diluted, total assets and sale/leaseback financing obligation differ from those we previously reported for the respective periods. See Note 3 in Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for discussion of these revisions.

(2)
Includes the operating results of Petro since the Petro Acquisition, which was completed on May 30, 2007.

(3)
Includes merger related expenses incurred in connection with the January 31, 2007, HPT Transaction.

(4)
Accounting for the HPT Transaction under GAAP required us to recognize in our consolidated balance sheet the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from HPT because more than a minor portion of those travel centers is subleased to third parties, and one travel center did not qualify for operating lease treatment for other reasons. A portion of the total rent payments to HPT is recognized as a reduction of the sale/leaseback financing obligation and a portion is recognized as interest expense in our consolidated statement of operations.

(5)
Our rent deferral agreement with HPT permitted us to defer up to $5,000 per month of rent due to HPT from July 2008 through December 2010. At December 31, 2010, we had deferred a total of $150,000 of rent payments. In January 2011, the deferral agreement was amended and, among other things, the payment date of the deferred rent obligation was revised such that $107,085 is due in December 2022, $42,915 is due in June 2024 and the obligation does not bear interest unless certain events provided in the Amendment Agreement occur.

(6)
Includes all fuel we sold, both at our retail travel centers sites and also on a wholesale basis including to certain of our franchisees, but excludes the retail fuel sales at travel centers operated by our franchisees.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

Overview

        The following discussion should be read in conjunction with the financial statements included elsewhere in this Annual Report.

        Our revenues and income are subject to potentially material changes as a result of the market prices of diesel fuel and gasoline, as well as the availability of these products. These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment. Over the past few years there has been significant volatility in the cost of fuel. During 2010, fuel prices generally declined during the second and third quarters, then rose during the fourth quarter and those increases continued during the first quarter of 2011 due in part to the political unrest in Northern Africa and the Middle East. Fuel prices began to decline during the second quarter of 2011, and during the second half of 2011 fuel prices generally continued to decline due to, among other reasons, concerns the U.S. and global economies were sliding into a recession, although prices remained at a higher level than those experienced during 2010. Additionally, fuel prices were more volatile during 2011 than during 2010. Recently, fuel prices have again generally risen. We expect that these significant changes in our costs for these products can largely be passed on to our customers, but often there are delays in passing on price changes that can affect our fuel gross margins. Although other factors have an effect, fuel gross margins per gallon tend to be lower during periods of rising fuel commodity prices and higher during periods of falling fuel commodity prices. Also, fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements. We expect that the fuel markets will continue to be volatile for the foreseeable future.

        The trucking industry is the primary customer for our goods and services. Freight and trucking demand in the U.S. historically has often reflected the level of commercial activity in the U.S. economy. The condition of the U.S. economy generally, and the financial condition and activity of the trucking industry in the U.S. specifically, impacted our financial results during 2010 and 2011 and we expect that they will continue to impact our financial results in future periods. Our nonfuel revenues in 2011 increased on a same site basis over the prior year, but our fuel sales volumes on a same site basis were largely unchanged compared to the prior year and the level of fuel sales volume continues to be well below that experienced before the recent economic recession. Our operating results were significantly influenced by changes we experienced in our fuel gross margin that were largely driven by changes in fuel commodity market costs as described above and by our marketing strategies to forego certain sales at very low margins.

        During 2011, we experienced an increase in fuel sales volume of 2.5%, compared with 2010. This increase primarily resulted from the sites we acquired during 2011. The following tables present the quarterly changes in fuel sales volumes in total and on a same site basis compared to the same quarter of the prior year.

Change in Total Fuel Sales Volume(1)	2011 compared to 2010	2010 compared to 2009	2009 compared to 2008	2008 compared to 2007
First quarter ended March 31	-0.5%	8.9%	-17.3%	22.7%
Second quarter ended June 30	4.3%	6.4%	-9.7%	0.2%
Third quarter ended September 30	4.8%	4.8%	-2.5%	-19.0%
Fourth quarter ended December 31	1.2%	1.6%	3.3%	-15.4%
Full year	2.5%	5.3%	-7.0%	-4.7%

Same Site Change in Fuel Sales Volume(2)	2011 compared to 2010	2010 compared to 2009	2009 compared to 2008	2008 compared to 2007
First quarter ended March 31	-1.4%	9.1%	-16.3%	-12.9%
Second quarter ended June 30	2.1%	7.1%	-10.7%	-16.3%
Third quarter ended September 30	1.8%	5.6%	-3.6%	-17.2%
Fourth quarter ended December 31	-2.6%	2.3%	2.4%	-13.8%
Full year	0.0%	6.0%	-7.4%	-15.0%

(1)
Includes volumes sold by TA's predecessor prior to January 31, 2007, and excludes volumes sold at Petro sites prior to the May 30, 2007 acquisition.

(2)
Includes travel centers that were continuously operated by us, by our predecessor (prior to January 31, 2007) or by the previous owner of the Petro sites (prior to the acquisition by us on May 30, 2007) during the periods presented.

        While the U.S. economy has been slowly growing over the past several quarters and trucking activity measures reflect continued growth in that industry, the strength and sustainability of any economic recovery is uncertain. If the U.S. economy continues to operate as it has over the past few years or if it worsens, our financial results may not improve and may decline, resulting in our experiencing losses from our operations.

        On July 1, 2010, two of our competitors, Pilot Travel Centers LLC and Flying J Inc., completed a merger, to create a company called Pilot Flying J. That merger combined the first and second largest competitors in our industry, based on estimated diesel fuel sales volume. As a result of this combination, we may see increased competitive pressure that could negatively impact our sales volumes and profitability and could increase our level of operating or selling, general and administrative expenses. In addition, most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies. The fuel card industry has only a few significant participants, including Comdata, the largest issuer of fuel cards, and Transportation Clearing House LLC, or TCH, a company affiliated with Pilot Flying J. In December 2010, we entered a new contract with Comdata that modestly increased our operating expenses and significantly increased our working capital requirements. We are unable to determine the extent of the effect that competition, or lack thereof, between Comdata and TCH in particular, may result in future increases in our transaction fee expenses or working capital requirements, or both.

        On January 31, 2011, we and HPT entered an Amendment Agreement that amended the HPT Leases and our rent deferral agreement with HPT. This agreement is further described under the headings "Business—Our Leases With HPT" above in Item 1 of this Annual Report, and "Liquidity and Capital Resources—Lease Amendments and Rent Deferral Agreement" and "Related Party Transactions" below.

Summary of Travel Center Site Counts

        The changes in the number of our sites and in their method of operation (company operated, franchisee leased and operated or franchisee owned and operated) can be significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our business during the past two years:

	Company Operated Sites(1)	Franchisee Operated Sites	Franchisee Owned and Operated Sites	Total Sites
Number of travel centers at December 31, 2009	188	10	35	233
2010 Activity:
New travel centers	—	—	—	—
Terminated franchised travel centers	—	—	(5)	(5)

Number of travel centers at December 31, 2010	188	10	30	228
2011 Activity:
Acquired travel centers	6	—	(1)	5
New franchised travel centers	—	—	4	4

Number of travel centers at December 31, 2011	194	10	33	237

(1)
In March 2012 we purchased an additional travel center.

Relevance of Fuel Revenues and Fuel Volumes

        Due to volatile pricing of fuel products and our pricing to fuel customers, we believe that fuel revenue is not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin per gallon. We consider fuel volumes and fuel gross margin to be better measures of comparative performance than fuel revenues. However, fuel pricing and revenues can impact our working capital requirements; see "Liquidity and Capital Resources" below.

Results of Operations (dollars and gallons in thousands)

Year ended December 31, 2011 compared to December 31, 2010

        The following table presents changes in our operating results for the year ended December 31, 2011, as compared with the year ended December 31, 2010.

	Years Ended December 31,
				% Change
(dollars in thousands)	2011	2010(1)	Change
Revenues:
Fuel	$6,603,329	$4,790,659	$1,812,670	37.8%
Nonfuel	1,271,085	1,158,343	112,742	9.7%
Rent and royalties from franchisees	14,443	13,479	964	7.2%

Total revenues	7,888,857	5,962,481	1,926,376	32.3%
Cost of goods sold (excluding depreciation)
Fuel	6,301,947	4,530,943	1,771,004	39.1%
Nonfuel	548,092	488,687	59,405	12.2%

Total cost of goods sold (excluding depreciation)	6,850,039	5,019,630	1,830,409	36.5%
Operating expenses:
Site level operating expenses	677,958	625,979	51,979	8.3%
Selling, general & administrative expense	89,196	80,562	8,634	10.7%
Real estate rent	191,798	234,228	(42,430)	-18.1%
Depreciation and amortization expense	47,466	44,116	3,350	7.6%

Total operating expenses	1,006,418	984,885	21,533	2.2%

Income (loss) from operations	32,400	(42,034)	74,434	N/M
Income from equity investees	1,169	757	412	54.4%
Acquisition costs	(446)	—	(446)	N/M
Interest income	835	1,127	(292)	-25.9%
Interest expense	(9,005)	(25,653)	16,648	-64.9%

Income (loss) before income taxes	24,953	(65,803)	90,756	N/M
Provision for income taxes	1,379	887	492	55.5%

Net income (loss)	$23,574	$(66,690)	$90,264	N/M

(1)
Certain amounts presented have been revised from those we previously reported for the year ended December 31, 2010. See Note 3 in Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for discussion of the revisions.

  Same Site Results Comparisons

        As part of the discussion and analysis of our operating results we sometimes refer to increases and decreases in results on a same site basis. For purposes of these comparisons, we include a travel center in the following same site comparisons only if we (or a franchisee of ours for purposes only of the rent and royalty revenues results) continuously operated it from January 1, 2010, through December 31, 2011. We do not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered. We excluded from the same site comparisons the two travel centers we operate for PTP because we account for this investment using the equity method of accounting and, therefore, the related revenues and expenses are not included in the respective line items in our consolidated results of operations. Two company operated travel centers were excluded from this same site comparison because they were temporarily closed during significant portions of the 2010 or 2011 periods as a result of flooding.

	Years Ended December 31,			% Change Favorable/ (Unfavorable)
(gallons and dollars in thousands)	2011	2010	Change
Number of company operated travel centers	184	184	—
Fuel:(1)
Sales volume (gallons)	1,951,359	1,951,480	(121)	0.0%
Revenues	$6,182,799	$4,600,897	$1,581,902	34.4%
Gross margin	$293,049	$258,342	$34,707	13.4%
Gross margin per gallon	$0.150	$0.132	$0.018	13.6%
Nonfuel:(1)
Revenues	$1,249,354	$1,153,044	$96,310	8.4%
Gross margin	$711,155	$666,410	$44,745	6.7%
Gross margin percentage	56.9%	57.8%		-90	b.p.
Total gross margin(1)	$1,004,204	$924,752	$79,452	8.6%
Site level operating expenses(1)(2)	$659,812	$620,929	$38,883	6.3%
Site level operating expenses as a percentage of nonfuel revenues(1)(2)	52.8%	53.9%		110	b.p.
Net site level gross margin in excess of site level operating expenses(1)(2)	$344,392	$303,823	$40,569	13.4%
Number of franchisee operated travel centers	39	39	—
Rent and royalty revenues	$13,491	$13,012	$479	3.7%

(1)
Includes fuel sales volume, revenues and expenses of company operated travel centers only.

(2)
Excludes real estate rent expense.

        Revenues.    Revenues for 2011, were $7,888,857, which represented an increase from 2010, of $1,926,376, or 32.3%, primarily related to an increase in fuel revenue.

        Fuel revenues were 83.7% of total revenues for 2011, compared to 80.3% for 2010. Fuel revenues for 2011 were $6,603,329, an increase of $1,812,670, or 37.8%, compared to 2010. This increase was principally the result of increases in fuel prices and also resulted from increased fuel sales volume. The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

(gallons and dollars in thousands)	Gallons Sold	Fuel Revenues
Results for 2010	2,036,756	$4,790,659
Increase due to petroleum products price changes	—	1,656,138
Decrease due to same site volume changes	(121)	(3,102)
Increase due to travel centers opened	26,734	84,511
Other changes, net	24,047	75,123

Net change from prior year period	50,660	1,812,670

Results for 2011	2,087,416	$6,603,329

        The increase in our fuel sales volume was largely a result of the travel centers we acquired in 2011. On a same site basis for our company operated sites, fuel sales volume for the year ended December 31, 2011, was largely unchanged as compared to the prior year. We believe that our same site fuel sales volume was negatively affected by the capital projects begun in 2011 to replace fuel dispensers and install diesel exhaust fluid dispensers, which required us to take certain diesel dispensers out of service during the year. These projects will continue throughout 2012.

        Nonfuel revenues were 16.1% of total revenues for 2011, compared to 19.4% for 2010. Nonfuel revenues for 2011 were $1,271,085, an increase of $112,742, or 9.7%, compared to the same period in 2010. The change between years primarily resulted from sales at our travel centers opened during the second quarter, an increase in unit sales on a same site basis and sales price increases. On a same site basis for our company operated travel centers, nonfuel revenues increased by $96,310, or 8.4% during 2011 compared to 2010. We believe the same site nonfuel revenue increase reflects increased customer spending due to increased customer traffic, certain price increases we have instituted as a result of increased prices we paid for nonfuel purchases and the effects of certain of our marketing efforts.

        Rent and royalty revenues for 2011 were $14,443, an increase of $964, or 7.2%, compared to 2010. Rent and royalties increased as a result of increased nonfuel revenues at our franchisee locations, increases in rents at the ten franchisee operated locations we sublease to franchisees and the addition of four franchisee locations during 2011. These increases were partially offset by the effects of the termination of one franchisee travel center in December 2010 (which travel center we subsequently acquired in June 2011 and we now operate) and our acquisition in May 2011 of one franchise travel center that we now operate.

        Cost of goods sold (excluding depreciation).    Cost of goods sold for 2011 was $6,850,039, an increase of $1,830,409, or 36.5%, compared to 2010. Fuel cost of goods sold for 2011 of $6,301,947 increased by $1,771,004, or 39.1%, compared to 2010. This increase in fuel cost of goods sold primarily resulted from the increases in fuel prices and fuel sales volumes. The fuel gross margin per gallon of $0.150 per gallon on a same site basis for 2011 was $0.018 per gallon higher than for 2010 primarily as a result of variations in market prices for fuel and our decisions to forgo certain low margin sales.

        Nonfuel cost of goods sold for 2011, was $548,092, an increase of $59,405, or 12.2%, compared to the same period in 2010. Nonfuel cost of goods sold increased due to the nonfuel sales increases discussed above, combined with increases in product unit costs we incurred. Nonfuel gross margin for 2011 was $722,993, compared to $669,656 during 2010. Nonfuel gross margin for 2011 on a same site basis was 56.9% of nonfuel revenues, compared to 57.8% during 2010. The decline in the nonfuel gross margin percentage between periods primarily resulted from our decisions in late 2010 and early 2011 to lower our retail prices for certain products in order to encourage higher sales volumes of store products. The decline in nonfuel gross margin percentage was also due to the fixed margin per unit we receive for certain products with increasing retail prices and some delays in passing on to our customers a portion of product cost increases we incurred.

        Site level operating expenses.    Site level operating expenses for 2011 were $677,958, an increase of $51,979, or 8.3%, compared to 2010. For 2011, site level operating expenses as a percentage of nonfuel sales improved to 53.3% from 54.0% during 2010. The increase in site level operating expenses was largely attributable to the additional travel centers in operation during 2011 as compared to 2010. The remaining increase in site level operating expenses was primarily attributable to increased labor costs we incurred at same site travel centers, which principally increased to support the increases in our nonfuel sales levels. During 2011, we also experienced increases in maintenance and utilities expenses and in other expenses that primarily resulted from the increased level of sales activity and an increase in accruals for certain litigation matters. Further, we experienced an increase of $8,646 in transaction fees primarily as a result of the significant increase in per gallon fuel prices as compared to the prior year and an increase in the transaction fee rates charged by Comdata that became effective during the first quarter of 2011 for fuel purchases made by our customers with Comdata's fuel payment cards.

        On a same site basis, site level operating expenses for our company operated travel centers increased by $38,883, or 6.3%, for 2011 compared to 2010 and site level operating expenses as a percentage of nonfuel revenues for 2011 were 52.8%, compared to 53.9% for 2010. The decrease in site level operating expenses as a percentage of nonfuel revenues primarily was because certain of our expenses are fixed in nature, or otherwise do not vary directly with sales, so that increases in our revenues did not result in corresponding increases in those site level operating expenses.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for 2011 were $89,196, an increase of $8,634, or 10.7%, compared to 2010. This increase primarily resulted from increases in legal expenses, personnel costs, including recognition of share based compensation expense that increased based on a higher share price on the date of grant of restricted shares than in the previous year as well as a larger number of share grants vesting during 2011 than during 2010, advertising expenses increases and an increase in the fees paid to RMR under the business management and shared services agreement as a result of increases in our fuel gross margin and nonfuel revenues.

        Real estate rent expense.    Rent expense for 2011 was $191,798, a decrease of $42,430 compared to 2010. This decrease resulted from the lower rent we are required to pay due to the amendment to our HPT Leases entered in January 2011, as further described above under "Business—Our Leases With HPT" in Item 1 of this Annual Report and below under "Liquidity and Capital Resources—Lease Amendments and Rent Deferral Agreement."

        Depreciation and amortization expense.    Depreciation and amortization expense for 2011 was $47,446, an increase of $3,350, or 7.6%, compared to the same period in 2010 that primarily resulted from our site acquisitions and other property and equipment additions in 2011.

        Interest income and expense.    The decline in interest expense was primarily related to the amendment to our HPT Leases and rent deferral agreement we entered with HPT effective January 1, 2011, which ceased the accrual of interest on the deferred rent amounts we owe to HPT. Interest income and expense consisted of the following:

	Year Ended December 31,
(dollars in thousands)	2011	2010	Change
Accretion of leasehold improvements receivable	$—	$248	$(248)
Other interest income	835	879	(44)

Total interest income	$835	$1,127	$(292)

Rent expense classified as interest	$7,390	$9,900	$(2,510)
Interest on deferred rent obligation to HPT	—	14,100	(14,100)
Amortization of deferred financing costs	403	285	118
Other interest expense	1,212	1,368	(156)

Total interest expense	$9,005	$25,653	$(16,648)

        Income tax provision.    We do not currently recognize the benefit of our deferred tax assets, including the tax benefit associated with our tax loss carry forwards from prior years, but our tax loss carry forwards are available to offset any federal tax associated with our current taxable income. Our income tax provision of $1,379 in 2011 and $887 in 2010 represents certain state minimum income based taxes payable without regard to our tax loss carry forwards as well as the recognition of deferred tax liabilities related to the tax amortization of indefinite lived intangible assets that cannot be used to reduce existing deferred tax assets.

Critical Accounting Policies

        The preparation of our financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The critical accounting policies we employ in the preparation of our consolidated financial statements are those which involve allowances for doubtful accounts receivable, asset impairments, loyalty program reserves, reserves for self insurance, environmental liabilities and recoveries, legal contingencies, income tax accounting and accounting for leases.

        We maintain our allowances for doubtful accounts receivable based on historical payment patterns, aging of accounts receivable, periodic review of customers' financial condition, and actual write off history. If the financial conditions of customers deteriorate, resulting in impairments of their ability to make payments, additional allowances may be required.

        Our accounting policies require recording impairment losses on long lived assets to reduce the carrying value of certain assets to their fair value. For purposes of our impairment analysis of property and equipment, we perform the test at the individual travel center level, since this is the lowest grouping of assets and liabilities at which the related cash flows are largely independent of other assets and liabilities. The need to recognize impairment losses may occur under our policies in two types of circumstances. When assets are used in operations and events and circumstances indicate that the assets might be impaired, we record impairments whenever the carrying values of those assets exceed the estimated fair values of those assets, which we typically determine based on the carrying value of those assets exceeding the discounted cash flows estimated to be generated by those assets at the specific travel center. When assets are to be disposed of and their carrying values exceed the estimated fair value of the asset less the estimated cost to sell the asset, we record an impairment charge. Our estimates of fair value are based on estimated market participant assumptions. Key assumptions include our current expectations for projected fuel volumes, fuel gross margin, site level operating expenses and rent expense. If the business climate deteriorates our actual results may not be consistent with these assumptions and estimates. The discount rate, which is used to measure the present value of the projected future cash flows, is set using a weighted average cost of capital method that considers market and industry data as well as our specific risk factors and that is likely to be used by a market participant. The weighted-average cost of capital is our estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. We also annually assess intangible assets with indefinite lives for impairment. We use a number of assumptions and methods in preparing of valuations underlying impairment tests, including estimates of future cash flows and discount rates. Applying significantly different assumptions or valuation methods could result in different results from these impairment tests. See below Item 9A, "Controls and Procedures—Management Report on Assessment of Internal Control over Financial Reporting" for a discussion of certain changes we are making in the way we assess impairment applicable to long lived assets.

        We have reserves for customer loyalty programs we offer to customers, similar to frequent shopper programs offered by other retailers. Drivers enrolled in these programs earn points for certain fuel and nonfuel purchases that can be redeemed for discounts on future nonfuel products and services at our travel centers. In determining these reserves, we must estimate future expected point expirations. These estimates are based on historical point expiration patterns, adjusted for expected future changes. To the extent an estimate is inaccurate, liabilities, expenses and net income may be understated or overstated.

        We are partially self insured with respect to general liability, workers' compensation, motor vehicle and group health benefits claims up to certain stop loss amounts. Provisions are established under these partial self insurance programs for both estimated losses on known claims and potential claims incurred but not asserted, based on claims histories and using actuarial methods. The most significant risk of this methodology is its dependence on claims histories, which are not always indicative of future claims. To the extent an estimate is inaccurate, liabilities, expenses and net income may be understated or overstated.

        We establish or adjust environmental contingency reserves when the responsibility to remediate becomes probable and the amount of associated costs is reasonably determinable. We also have a receivable for expected recoveries of certain of these estimated future environmental expenditures and cash in an escrow account to fund certain of these estimated future expenditures, resulting in an estimated net amount to be funded by us in the future. The process of determining both our estimated future costs of remediation and our estimated future recoveries of costs from insurers or others involves a high degree of management judgment based on past experiences and current and expected regulatory and insurance market conditions. To the extent an estimate is inaccurate, liabilities, expenses and net income may be understated or overstated.

        We record legal contingency reserves when our liability becomes probable and when we can reasonably estimate the amount of our contingent loss. The process of estimating our liability for legal matters involves a high degree of management judgment, which is based on facts and circumstances specific to each matter and our prior experiences with similar matters that may not be indicative of future results. To the extent an estimate is inaccurate, liabilities, expenses and net income may be understated or overstated.

        As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for financial statement and tax purposes. These timing differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheet. We are required to record a valuation allowance to reduce deferred tax assets if we are not able to conclude that it is more likely than not these assets will be realized.

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

Liquidity and Capital Resources

        Our principal liquidity requirements are to meet our operating expenses, including rent, and to fund our capital expenditures and working capital requirements. Our sources of liquidity to meet these requirements are:

  •
  our cash balance;

  •
  our operating cash flow;

  •
  our credit facility;

  •
  our ability to offer to sell to HPT improvements we make to the sites we lease from HPT, as further described below under "Related Party Transactions"; and

  •
  our ability to issue new debt and equity securities. We have an effective shelf registration statement that allows us to issue securities in public offerings on an expedited basis, but it does not assure that there will be buyers for such securities.

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

  •
  the potential negative impacts of inflation on our nonfuel cost of goods sold, on our nonfuel gross margins and working capital requirements; and

  •
  the present difficult economic conditions in the U.S. and the trucking industry.

        A reduction in our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods. Further, certain of our expenses are fixed in nature, which may restrict our ability to realize a reduction in our operating expenses to offset a reduction in our revenues. Also, most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies. The fuel card industry has only a few significant participants, including Comdata, the largest issuer of third party fuel cards to trucking companies, and TCH, a company affiliated with Pilot Flying J, the largest retailer of diesel fuel. Fuel card companies facilitate aggregation of payments to us, often faster than we might be able to achieve if we collected directly from our customers, and charge us fees for these services. Competition, or lack thereof, between Comdata and TCH in particular, may result in future increases in our transaction fee expenses or working capital requirements, or both. Effective January 2011, we entered a new contract with Comdata that increased our operating expenses and our working capital requirements in 2011, as compared to 2010. In addition, the increases in the prices of fuel and nonfuel goods experienced during 2011 materially increased our required investments in working capital to carry our inventory and receivables. Additional increases in the prices we must pay to obtain fuel or decreases in the amount of time we have to pay our trade creditors, or an increase in security required by our suppliers for our fuel and nonfuel purchases on credit, may increase our working capital funding requirements materially. Also, because of the recent and current economic, industry and global credit market conditions and our historical operating losses, credit may be expensive and difficult for us to obtain.

        During the year ended December 31, 2011, we had net cash inflows from operating activities of $30,141, cash outflows from investing activities of $86,798, and cash inflows from financing activities of $49,547. The net cash provided by operating activities was largely attributable to our profitability during 2011, which was aided by the amendments to the HPT Leases and our deferral agreement with HPT effective January 1, 2011, as further described below in "Lease Amendments and Rent Deferral Agreement." The net cash used in investing activities was primarily the result of investing $37,820 for the acquisitions of travel center locations and $118,247 for capital improvements at these and our other travel centers, partially offset by the $69,122 of proceeds from the sales to HPT of improvements we made to sites leased from HPT and net of cash we acquired at the travel centers we acquired. The net cash provided by financing activities was primarily the result of the net proceeds of $53,135 from our May 2011 issuance of 10,000,000 common shares in a public offering. During 2011 our cash and cash equivalents balance decreased by $7,141 to $118,255.

        Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements are especially large because of the level and volatility of fuel prices which has existed in the past four years and which we expect will continue. Although we had a cash balance of $118,255 on December 31, 2011, generated net income and net cash from operating activities in 2011 and obtained the lease and deferral agreement amendments described below, there can be no assurances that the activities completed in 2011 and the modifications of the amendment to the leases and rent deferral agreement with HPT will be sufficient to allow us to generate future profits or positive cash flows.

Assets and Liabilities

        At December 31, 2011 and 2010, we had cash and cash equivalents of $118,255 and $125,396, respectively. Our total current assets at December 31, 2011, were $484,250, compared to $407,426 at December 31, 2010. Our total current liabilities were $287,748 at December 31, 2011, compared to $239,055 at December 31, 2010. During 2011, our cash balance decreased primarily as a result of our travel center acquisitions, our other capital investments and an increase in our working capital investment. These decreases were partially offset by the $53,135 of net proceeds from our common share offering, $69,122 of proceeds from our sale to HPT of improvements to the properties leased from HPT and our operating profit. Inventory at December 31, 2011, was $28,457 higher than at December 31, 2010, due to increases in fuel prices, nonfuel wholesale purchase prices and the amounts of inventories required by our additional travel centers and our increased sales levels. Both accounts receivable and accounts payable also increased as a result of higher fuel prices and sales levels. In addition, the net increase in accounts receivable over the increase in accounts payable and other current liabilities primarily resulted from an increase in the number of days of receivables outstanding under our new agreement with Comdata; in January 2011, we entered a new contract with Comdata that for 2011 had the effect of increasing our December 31, 2011, accounts receivable balance by approximately $30,000 from December 31, 2010.

Description of Our Credit Facility

        In October 2011, we entered into an amended and restated loan and security agreement, or our credit facility, with a group of commercial banks. The credit facility amended and restated our preexisting credit facility. Under the credit facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in October 2016. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300,000. The credit facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Borrowings under the credit facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a spread (which spread is subject to adjustment based upon facility availability, utilization and other matters). Pursuant to the credit facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the credit facility.

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

        Our credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets and the amount available to us is determined by reference to a borrowing base calculation based on eligible cash, accounts receivable and inventory. At December 31, 2011, this borrowing base calculation provided a total of $145,828 available for loans and letters of credit under the credit facility. At December 31, 2011, there were no loans outstanding under the credit facility but we had outstanding $65,686 of letters of credit issued under that facility, securing certain purchases, insurance, fuel tax and other trade obligations.

Lease Amendments and Rent Deferral Agreement

        On August 11, 2008, we entered a rent deferral agreement with HPT. Under the terms of the deferral agreement, we deferred $5,000 of rent payments to HPT per month through December 31, 2010, for a total of $150,000 of rent payments. In January 2011, we and HPT entered into an Amendment Agreement that amended the HPT Leases and our rent deferral agreement with HPT. This agreement provided for the following:

  •
  The minimum annual rent payable by us to HPT under the TA Lease was reduced effective January 1, 2011, by approximately $29,983, to $135,139 per year until February 1, 2012, when it increased to $140,139 per year through the end of the lease term in December 2022.

  •
  The $5,000 increase in annual base annual rent payable by us to HPT under the TA Lease that was scheduled to begin on February 1, 2011, was eliminated.

  •
  The minimum annual rent payable by us to HPT under the Petro Lease was reduced effective January 1, 2011, by approximately $12,017, to $54,160 per year through the end of the lease term in June 2024.

  •
  The due date for the $150,000 of rent we had deferred as of December 31, 2010, was extended from July 1, 2011, so that $107,085 is now payable on December 31, 2022, and the remaining $42,915 is now payable on June 30, 2024, and interest ceased to accrue on our deferred rent obligation beginning on January 1, 2011; provided, however, that the deferred rent obligation shall be accelerated and interest shall begin to accrue thereon if certain events provided in the Amendment Agreement occur, including a change of control of us.

  •
  HPT waived payment of the first $2,500 of percentage rent which becomes due under the Petro Lease.

        For a description of the additional terms of our HPT Leases, see "Business—Our Leases With HPT", above in Item 1 of this Annual Report.

Investment Activities

        Our business of operating high sales volume travel centers open 24 hours every day requires us to make regular capital investments in our existing travel centers to maintain or increase their competitive attractiveness to our customers. During the year ended December 31, 2011, we made capital expenditures of $105,867 for improvements to existing travel centers and of $12,380 to improve the eight travel centers we acquired in 2011 for an investment of $37,820 in the three transactions described below.

  •
  In March 2011, we purchased a travel center in Texas for $6,604 at a foreclosure auction and opened it for business as a Petro Stopping Center in May 2011.

  •
  In May 2011, we acquired six travel centers located in Indiana and Illinois in a bankruptcy auction. We purchased these six travel centers for an aggregate amount of $25,521.One of these travel centers had been operated as a Petro Stopping Center franchise since 1990 and we have continued its operation as a company operated Petro Stopping Center. During 2011, one of these travel centers was rebranded as a TA and two of these travel centers were rebranded as Petro Stopping Centers. Two of the six acquired sites function as ancillary operations to existing TA travel centers.

  •
  In June 2011, we purchased a travel center in Kansas for approximately $5,695. This travel center had been operated as a Petro Stopping Center franchise until December 2010 when the related franchise agreement expired and the Petro Stopping Center branding was removed and we reopened it as a Petro Stopping Center in June 2011.

        In March 2012 we purchased an additional travel center for $5.0 million and are in active negotiations to acquire others. We intend to continue to selectively and strategically pursue acquisitions of additional travel centers.

        During 2011, we received $69,122 of proceeds from the sale to HPT of improvements we previously made to travel centers leased from HPT, and as a result our rent increased pursuant to our HPT Leases. At December 31, 2011, we had assets of $13,426 included in our property and equipment that we intend to sell to HPT as permitted by the HPT Leases; however, HPT is not obligated to purchase those assets.

Off Balance Sheet Arrangements

        As of December 31, 2011, we had no off balance sheet arrangements that have had or which we believe are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt owed by PTP, a joint venture entity in which we own a 40% interest. PTP's outstanding loan, with a balance of $18,716 as of December 31, 2011, is secured by PTP's real property and matures in December 2018. We account for our investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt. We are not directly liable for this debt, but the carrying value of our investment in this joint venture ($18,571 at December 31, 2011) would be adversely affected if PTP defaulted on this debt and PTP's property was used to satisfy this debt. Also, in connection with the loan agreement entered by PTP, we and Tejon, the owner of the majority interest in PTP, each agreed to indemnify the lender against liability from environmental matters related to PTP's travel centers.

Related Party Transactions

Relationships with HPT, RMR and AIC

        We have relationships among us, our Directors, our executive officers, HPT, RMR and AIC and other companies to which RMR provides management services and others affiliated with or related to them. For example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also directors or officers of ours or RMR, including HPT, which is our former parent company, our principal landlord and our largest shareholder; and AIC, an Indiana insurance company, which we, RMR, HPT and four other companies to which RMR provides management services each currently own approximately 14.29% of, and with respect to which we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. Also, as a further example, RMR assists us with various aspects of our business pursuant to a business management agreement and provides building management services related to our headquarters office building pursuant to a property management agreement. For further information about these and other such relationships and related person transactions, please see Note 18 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report, which is incorporated herein by reference, and "Business—Our Leases With HPT" above in Item 1 of this Annual Report. In addition, for more information about these transactions and relationships and about the risks which may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements" and Item 1A, "Risk Factors". Descriptions of our agreements with HPT, RMR and AIC in this Annual Report are summaries and are qualified in their entirety by the terms of the agreements which are among the exhibits listed in Item 15 of this Annual Report and incorporated herein by reference. In addition, copies of certain of those agreements are filed with the SEC and may be obtained from the SEC's website at www.sec.gov.

        We believe that our agreements with HPT, RMR and AIC are on commercially reasonable terms. We also believe that our relationships with HPT, RMR, AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

Relationship with PTP

        We own a 40% interest in PTP and operate the two travel centers PTP owns. Additional information regarding our relationship and transactions with PTP can be found in Note 18 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report, which is incorporated herein by reference.

Summary of Contractual Obligations and Commitments

        At December 31, 2011, our primary outstanding trade commitments were $65,686 of letters of credit. The following table summarizes our obligations to make future payments under various agreements as of December 31, 2011:

	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Leases with HPT(1)	$2,530,634	$213,462	$426,353	$422,077	$1,468,742
Other operating leases	16,354	4,048	4,450	2,181	5,675
Letters of credit(2)	65,686	—	—	65,686	—
Purchase obligation(3)	5,000	5,000	—	—	—
Other long term liabilities(4)	30,246	15,060	10,242	3,444	1,500

Total contractual obligations	$2,647,920	$237,570	$441,045	$493,388	$1,475,917

(1)
The amounts shown for lease payments to HPT include payments due to HPT both for the sites we account for as operating leases and for the sites we account for as a financing under a sale/leaseback financing obligation and also include the payments of the deferred rent obligation of $107,085 in December 2022 and $42,915 in June 2024. Cash interest is not payable on the deferred rent obligation balance unless we default on certain covenants or certain events occur, such as a change of control of us.

(2)
At December 31, 2011, there were $65,686 of letters of credit issued under our credit facility. In the absence of a renewal or replacement of that credit facility, we will be obligated to make cash deposits, or possibly provide some other form of collateral, to secure these letters of credit at the maturity of our credit facility in October 2016.

(3)
In December 2011 we agreed to purchase a travel center in Georgia for $5,000.

(4)
The other long term liabilities included in the table above include accrued liabilities related to our partial self insurance programs, including for general liability, workers' compensation, motor vehicle and group health benefits claims.

Inflation and Deflation

        Inflation, or a general increase in prices, will likely have more negative than positive impacts on our business. Rising prices may allow us to increase revenues, but also will likely increase our operating costs. Also, rising prices for fuel and other products we sell increase our working capital requirements and in the past have caused some of our customers to reduce their purchases of our goods and services. Because significant components of our expenses are fixed, we may not be able to realize expense reductions which match declines in general price levels, or deflation.

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

Environmental and Climate Change Matters

        At December 31, 2011, we had an accrued liability of $8,942 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $2,914, resulting in an estimated net amount of $6,028 that we expect to need to fund from future cash flows. We do not have a reserve for unknown current or potential future environmental matters. Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments. We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.

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

        For further information about these and other environmental and climate change matters, see the disclosure under the heading "Environmental Matters" in Note 19 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report, which disclosure is incorporated herein by reference. In addition, for more information about these environmental and climate change matters and about the risks which may arise as a result of these environmental and climate change matters, see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements", "Environmental and Climate Change Matters" in Item 1 and Item 1A, "Risk Factors".

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We have a line of credit that is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. We borrow under this credit facility in U.S. dollars and those borrowings require us to pay interest at floating interest rates. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates. A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results. For example, if the $200,000 stated maximum amount was drawn under our credit facility and interest rates decreased or increased by 1% per annum, our interest expense would decrease or increase by $2,000 per year, or $0.08 per share, based on the number of outstanding common shares as of December 31, 2011. If interest rates were to change gradually over time, the impact would occur over time. As of December 31, 2011, no borrowings were outstanding under this credit facility. Our exposure to fluctuations in interest rates may increase in the future if we incur debt.

        We are exposed to risks arising from market price changes for fuel. These risks have historically resulted from changes in supply and demand for fuel and from market speculation about future supply and demand for fuel. Some supply changes may arise from local conditions, such as a malfunction in a particular pipeline or at a particular terminal. However, in the recent past most of the supply risks have arisen from national or international conditions, such as weather related shutdowns of oil drilling or refining capacities, political instability in oil producing regions of the world or terrorism. Risks may also arise from changes in the demand for and the price of fuel. Because petroleum products are traded in commodity markets, material changes in demand for and the price of fuel worldwide and financial speculation in these commodities markets may have a material effect upon the prices we have to pay for fuel and may also impact our customers' demand for fuel and other products. Almost all of these risks are beyond our control. Nevertheless, we attempt to mitigate our exposure to fuel commodity price market risks in three ways. First, whenever possible, we attempt to maintain supply contracts for diesel fuel with several different suppliers for each of our travel centers; if one supplier has a local problem we may be able to obtain fuel supplies from other suppliers. Second, we maintain modest fuel inventories, generally less than three days of fuel sales. Modest inventories may mitigate the risk that we are required by competitive or contract conditions to sell fuel for less than its cost in the event of rapid price changes; however, the low fuel inventory could exacerbate our fuel supply risks. Third, we sell a majority of our diesel fuel at prices determined by reference to a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to maintain our margin per gallon despite changes in the price we pay for fuel.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item is included in Item 15 of this Annual Report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, and as a result of the existence of certain material weaknesses in internal control over financial reporting as described below in this Item 9A, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at December 31, 2011.

Management Report on Assessment of Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control systems are intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations.

Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

        During the quarter ended December 31, 2011, we concluded that there was a material weakness related to our controls over the determination of whether impairment indicators for our property and equipment existed and the subsequent measurement of any resulting impairment charges. The TA Lease for 145 travel centers and the Petro Lease for 40 travel centers, which were entered into in 2007, are each a portfolio lease that requires that we make one rent payment for all of the properties covered by such lease. The rent payable for each travel center is not specified in the lease agreements. Historically we evaluated possible impairments of our assets at the leased travel centers based, in part, upon whether our combined site level earnings from all the leased travel centers in each lease were sufficient to pay our rent obligation under such lease and whether our earnings at each site were sufficient to pay the site specific operating costs before an allocation to each site of the rent payable to HPT. We determined that we should evaluate each leased site after a reasonable allocation of the portfolio rent to each of the travel centers in each lease. As a result, during the quarter ended December 31, 2011, we revised our methodology and retroactively performed an impairment analysis of our property and equipment for each of the years 2007 through 2010 using our newly adopted methodology. As a result of this matter, we have determined that the design and operation of our internal control as it relates to determining whether impairment indicators for our property and equipment exist and subsequently measuring any resulting impairment charges was ineffective at December 31, 2011.

        During the first quarter of 2012, we concluded that there was a material weakness related to our controls over the assignment and review of useful lives for property and equipment. Primarily, this resulted from applying our standard depreciable lives for certain asset classes to assets at travel centers under a lease with a remaining term less than the depreciable life for the respective asset class. We determined that the design of our internal control over depreciation expense recognition was ineffective in that it lacked controls over the assignment and review of useful lives for property and equipment.

        As a result of the material weaknesses in our internal control over financial reporting described in the two preceding paragraphs, our management concluded that at December 31, 2011, our internal control over financial reporting was not effective.

        With respect to each of the foregoing errors, we have determined that their individual effects on our previously reported consolidated financial statements for the periods ended December 31, 2007, 2008, 2009 and 2010, were not material. We have also determined that the combined and cumulative effects of the foregoing errors, together with the other errors discussed in Note 3 in the Notes to Consolidated Financial Statements appearing in Item 15 of this Annual Report, were not material to our previously reported consolidated financial statements for those periods. We have revised our previously reported consolidated financial statements to correct the foregoing errors in the periods they originated. For more information about the revisions to our historical financial presentations, please see Note 3 to the Notes to Consolidated Financial Statements appearing in Item 15 of this Annual Report.

        The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15 of this Annual Report.

Changes in Internal Control over Financial Reporting

        Except as described in this item 9A above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        During 2011, we determined that we had been using an inappropriate effective interest rate to amortize the sale/leaseback financing obligation since the inception of the TA Lease in 2007. We have determined that the individual effects on our previously reported consolidated financial statements for the periods ended December 31, 2007, 2008, 2009 and 2010, were not material. We have revised our previously reported consolidated financial statements to correct for this error in the periods it originated. For more information about the revisions to our historical financial presentations, please see Note 3 to the Notes to Consolidated Financial Statements appearing in Item 15 of this Annual Report. We completed the remediation of this deficiency prior to December 31, 2011 by enhancing our controls around the calculation and review of our interest amortization.

Remediation of Material Weakness in Internal Control over Financial Reporting

        We are in the process of designing and implementing improved internal controls to remediate the material weaknesses that existed as of December 31, 2011, as set forth above in our Management Report on Assessment of Internal Control over Financial Reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        We have a code of business conduct and ethics that applies to all our representatives, including our officers and directors. Our code of business conduct and ethics is posted on our website, www.tatravelcenters.com. A printed copy of our code of business conduct and ethics is also available free of charge to any person who requests a copy by writing to our Secretary, TravelCenters of America LLC, Two Newton Place, 255 Washington Street, Newton, MA 02458. We intend to disclose any amendments to or waivers of our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and controller (or any person performing similar functions) on our website.

        The remainder of the information required by Item 10 is incorporated by reference to our definitive proxy statement.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference to our definitive proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information.    We may grant options and common shares from time to time to our officers, Directors, employees and other individuals who render services to us, subject to vesting requirements, under our Amended and Restated TravelCenters of America 2007 Equity Compensation Plan, or the Plan. An aggregate of 6,000,000 of our common shares have been reserved for issuance under the Plan. In 2011 we issued 760,875 common shares to our Directors, officers, employees and others who provide services to us. The terms of grants made under the Plan are determined by our Board of Directors or the Compensation Committee of our Board of Directors at the time of the grant. The following table is as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	None	2,907,995
Equity compensation plans not approved by security holders	None	None	None

Total	None	None	2,907,995

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

10.11	*	Form of Restricted Share Agreement under the 2007 Equity Compensation Plan of TravelCenters of America LLC (for restricted share grants under the plan prior to October 24, 2008) (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated November 30, 2007)
10.12	*
Composite copy of the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, as amended as of May 12, 2011 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011)
10.13	*
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
10.15
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
10.17
First Amendment to Lease Agreement, dated as of May 12, 2008, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 14, 2008)
10.18
Amendment Agreement, dated as of January 31, 2011, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 1, 2011)
10.19
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
10.20		Current Compensation Plan for Directors (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011)
10.21
Amended and Restated Business Management and Shared Services Agreement, dated as of January 25, 2010, by and between TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 28, 2010)

10.22	Form of Indemnification Agreement (filed herewith)
10.23
Amended and Restated Loan and Security Agreement, dated as of October 25, 2011, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities from time to time parties thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 28, 2011)
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
99.1
Property Management Agreement, dated as of July 21, 2011, by and between Reit Management & Research LLC and TA Operating LLC (Incorporated by reference to Exhibit 99.1 of our Quarterly Report on Form 10-Q filed on November 7, 2011)
101.1
The following materials from TravelCenters of America LLC's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (furnished herewith.)

*
Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TravelCenters of America LLC

        We have audited the accompanying consolidated balance sheets of TravelCenters of America LLC ("the Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TravelCenters of America LLC at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TravelCenters of America LLC's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012, expressed an adverse opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 15, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TravelCenters of America LLC

        We have audited TravelCenters of America LLC's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TravelCenters of America LLC's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified two material weaknesses in controls related to (1) the Company's determination of the existence of impairment indicators for its property and equipment and the subsequent measurement of any resulting impairment charges, and (2) the assignment and review of useful lives for property and equipment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TravelCenters of America LLC as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2011 financial statements and this report does not affect our report dated March 15, 2012, which expressed an unqualified opinion on those financial statements.

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, TravelCenters of America LLC has not maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 15, 2012

TravelCenters of America LLC

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$118,255	$125,396
Accounts receivable (less allowance for doubtful accounts of $1,679 and $2,023 as of December 31, 2011, and December 31, 2010, respectively)	130,672	82,374
Inventories	168,267	139,810
Other current assets	67,056	59,846

Total current assets	484,250	407,426
Property and equipment, net	479,943	430,402
Intangible assets, net	21,957	25,749
Other noncurrent assets	30,381	27,515

Total assets	$1,016,531	$891,092

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$149,051	$110,228
Current HPT Leases liabilities	25,073	24,544
Other current liabilities	113,624	104,283

Total current liabilities	287,748	239,055
Noncurrent HPT Leases liabilities	364,369	372,503
Other noncurrent liabilities	45,813	40,018

Total liabilities	697,930	651,576
Commitments and contingencies (Note 19)
Shareholders' equity:
Common shares, no par value, 31,683,666 and 18,683,666 shares authorized at December 31, 2011 and 2010, respectively, and 28,775,671 and 18,016,196 shares issued and outstanding at December 31, 2011 and 2010, respectively	602,636	547,066
Accumulated other comprehensive income	1,134	1,193
Accumulated deficit	(285,169)	(308,743)

Total shareholders' equity	318,601	239,516

Total liabilities and shareholders' equity	$1,016,531	$891,092

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010
Revenues:
Fuel	$6,603,329	$4,790,659
Nonfuel	1,271,085	1,158,343
Rent and royalties from franchisees	14,443	13,479

Total revenues	7,888,857	5,962,481
Cost of goods sold (excluding depreciation):
Fuel	6,301,947	4,530,943
Nonfuel	548,092	488,687

Total cost of goods sold (excluding depreciation)	6,850,039	5,019,630
Operating expenses:
Site level operating	677,958	625,979
Selling, general & administrative	89,196	80,562
Real estate rent	191,798	234,228
Depreciation and amortization	47,466	44,116

Total operating expenses	1,006,418	984,885

Income (loss) from operations	32,400	(42,034)
Income from equity investees	1,169	757
Acquisition costs	(446)	—
Interest income	835	1,127
Interest expense	(9,005)	(25,653)

Income (loss) before income taxes	24,953	(65,803)
Provision for income taxes	1,379	887

Net income (loss)	$23,574	$(66,690)

Net income (loss) per common share:
Basic and diluted	$0.98	$(3.84)

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$23,574	$(66,690)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash rent expense	(4,946)	60,459
Share based compensation expense	2,435	1,745
Depreciation and amortization	47,466	44,116
Income from equity investees	(1,169)	(757)
Amortization of deferred financing costs	403	285
Deferred income tax provision	429	207
Provision for (recovery of) doubtful accounts	99	(183)
Cash received for tenant improvements	—	7,015
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(48,444)	(10,250)
Inventories	(27,048)	(10,589)
Other assets	(6,916)	(7,551)
Accounts payable and other liabilities	43,847	11,247
Other, net	411	879

Net cash provided by operating activities	30,141	29,933

Cash flows from investing activities:
Proceeds from sales of improvements to HPT	69,122	—
Acquisitions of businesses, net of cash acquired	(31,216)	—
Capital expenditures	(124,851)	(59,485)
Proceeds from asset sales	147	17
Distribution received from equity investee	—	960
Investment in equity investee	—	(76)

Net cash used in investing activities	(86,798)	(58,584)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	53,135	—
Proceeds from borrowings under credit facility	1,000	—
Repayment of borrowings under credit facility	(1,000)	—
Payment of deferred financing fees	(1,542)	—
Sale/leaseback financing obligation payments	(2,046)	(1,628)

Net cash provided by (used in) financing activities	49,547	(1,628)

Effect of exchange rate changes on cash	(31)	43

Net decrease in cash and cash equivalents	(7,141)	(30,236)
Cash and cash equivalents at the beginning of the period	125,396	155,632

Cash and cash equivalents at the end of the period	$118,255	$125,396

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest)	$10,462	$23,826
Income taxes paid (net of refunds)	658	859

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Number of Common Shares	Common Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
December 31, 2009	17,269,646	$545,321	$815	$(242,053)	$304,083
Grants under share award plan and share based compensation, net of forfeitures	746,550	1,745	—	—	1,745
Net loss	—	—	—	(66,690)	(66,690)
Foreign currency translation adjustment, net of tax of $132	—	—	378	—	378

Comprehensive loss	—	—	—	—	(66,312)

December 31, 2010	18,016,196	547,066	1,193	(308,743)	239,516
Grants under share award plan and share based compensation, net of forfeitures	759,475	2,435	—	—	2,435
Shares issued in public offering	10,000,000	53,135	—	—	53,135
Net income	—	—	—	23,574	23,574
Foreign currency translation adjustment, net of tax of $(55)	—	—	(59)	—	(59)

Comprehensive income	—	—	—	—	23,515

December 31, 2011	28,775,671	$602,636	$1,134	$(285,169)	$318,601

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

        At December 31, 2011, our geographically diverse business included 237 travel centers in 41 U.S. states and in Canada. As of December 31, 2011, we operated 194 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 43 of these travel centers including 10 travel centers which our franchisees sublease from us and 33 travel centers which our franchisees own or lease from other parties.

        Our average travel center includes over 23 acres of land and provides our customers with diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, a full service restaurant, one or more quick service restaurants, a travel and convenience store and other driver amenities. We also collect rents and franchise royalties from our franchisees.

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

        On May 30, 2007, we acquired Petro Stopping Centers, L.P., or Petro, from Petro Stopping Centers Holdings, L.P., or Petro Holdings. Also on May 30, 2007, HPT acquired Petro Holdings, which owned the real estate of 40 Petro travel centers. Simultaneously with HPT's acquisition of this real estate, we leased these 40 travel centers from HPT. We refer to this lease as the Petro Lease and we refer to the TA Lease and the Petro Lease collectively as the HPT Leases. Herein we refer to our acquisition of Petro as the Petro Acquisition.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies

        Principles of Consolidation.    Our consolidated financial statements include the accounts of TravelCenters of America LLC and its wholly owned domestic and foreign subsidiaries (collectively, we, us or the Company) after eliminating intercompany transactions, profits and balances. We use the equity method of accounting for investments in entities when we have the ability to significantly influence, but not control, the investee's operating and financial policies, typically when we own 20% to 50% of the investee's voting stock. See Note 17 for more information about our equity investments.

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

        Motor Fuel and Sales Taxes.    We collect the cost of certain motor fuel and sales taxes from consumers and remit those amounts to the supplier or the appropriate governmental agency. We exclude these collections and remittances from the accompanying consolidated statements of operations.

        Earnings Per Share.    We calculate basic earnings per common share by dividing net income or loss (and, if applicable, income from continuing operations, cumulative effect of a change in accounting, extraordinary items and/or discontinued operations) by the weighted average number of common shares outstanding during the year. We calculate diluted earnings per common share by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive share securities, using the treasury stock method; but we have no dilutive share securities outstanding at this time. Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings with all of our other common shares and as such are included in our basic earnings per share calculation.

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

        Accounts Receivable and Allowance for Doubtful Accounts.    We record trade accounts receivable at the invoiced amount and those amounts do not bear interest. The recorded allowance for doubtful accounts is our best estimate of the amount of probable losses in our existing accounts receivable. We base the allowance on customer risk assessment and historical write off experience. We review past due balances individually over specific amounts for collectability. We review all other balances for collectability on a pooled basis by the type of receivable. We charge off account balances against the allowance when we believe it is probable the receivable will not be recovered.

        Inventories.    We state our inventories at the lower of cost or market value. We determine cost principally on the weighted average cost method.

        Other current assets.    Other current assets primarily consisted of prepaid expenses, expected future recoveries of environmental expenditures, and supplier deposits. The most significant item included in other current assets is supplier deposits, which amounted to $46,987 and $36,287 at December 31, 2011 and 2010, respectively.

        Property and Equipment.    We recorded property and equipment that we acquired as a result of the HPT Transaction, Petro Acquisition or any subsequent business combination based on their fair market values as of the date of the respective transaction. We record all other property and equipment at cost. We depreciate our property and equipment on a straight line basis generally over the following estimated useful lives of the assets:

Buildings and site improvements	15-40 years
Machinery and equipment	3-15 years
Furniture and fixtures	5-10 years

        We depreciate leasehold improvements over the shorter of the lives shown above or the remaining term of the underlying lease. Although the assets related to the qualifying tenant improvements funded by HPT under the tenant improvements allowance are legally owned by HPT, they remained on our balance sheet after the funding by HPT and are amortized over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter, as depreciation and amortization expense. We account for these leasehold improvements funded through a rental allowance as lease incentives. Amortization expense related to assets recorded in connection with the sale/leaseback financing obligation is included in depreciation and amortization expense.

        See Note 3 for an explanation of a revision to our historical financial statements related to depreciation of leasehold improvements.

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

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Intangible Assets.    We initially recognize our acquired intangible assets, other than goodwill, based on their fair values in accordance with the Financial Accounting Standards Board, or FASB's, guidance regarding business combinations. This guidance requires an allocation of purchase price to all assets and liabilities acquired, including those intangible assets that arise from contractual or other legal rights or are otherwise capable of being separated or divided from the acquired entity (but excluding goodwill), based on the fair values of the acquired assets and liabilities. Any excess of acquisition cost over the fair value of the acquired net assets is recorded as goodwill. We expense as incurred the costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives or that are inherent in a continuing business and related to the entity as a whole. We amortize the recorded cost of intangible assets with finite lives on a straight line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them. We do not amortize intangible assets with indefinite lives but instead we review these assets each year (or more frequently if impairment indicators arise) for impairment. See Note 9 for more information about our intangible assets.

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

        Impairment of Long Lived Assets.    We recognize impairment charges when (a) the carrying value of a long lived asset group to be held and used in the business is not recoverable and exceeds its fair value and (b) when the carrying value of a long lived asset to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Our estimates of fair value are based on our estimates of likely market participant assumptions including with respect to projected operating results, rental payments and the discount rate used to measure the present value of projected future cash flows. If the business climate deteriorates our actual results may not be consistent with these assumptions and estimates. We recognize such impairment charges in the period during which the circumstances surrounding an asset to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset is made. The lowest level of asset groupings for which the cash flows are largely independent of the cash flows of other assets and liabilities is the individual travel center and, accordingly, it is at the individual travel center level that we perform our impairment analysis. In addition, we subject intangible assets to further evaluation and recognize impairment charges when events and circumstances indicate the carrying value of the intangible asset exceeds the fair market value of the asset. We include impairment charges, when required, in depreciation and amortization expense in our consolidated statement of operations. See

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Note 3 below for an explanation of a revision to our historical financial statements related to impairment of long lived assets.

        Deferred Financing Costs.    We capitalize costs incurred to borrow and we amortize those costs as interest expense over the term of the related borrowing. Deferred financing costs were $1,676 and $539 at December 31, 2011 and 2010, respectively, net of accumulated amortization of $64 and $851, respectively, and are included in other noncurrent assets in our consolidated balance sheet. We recognized $107 of expense to write off deferred financing fees when we entered into an amended and restated loan and security agreement, or the credit facility, in October 2011 and we capitalized $1,542 of costs related to entering the credit facility in 2011. Future amortization of deferred financing fees to be recognized by us during the term of the credit facility is approximately $348 in each of the years from 2012 through 2015 and $284 in 2016.

        Classification of Costs and Expenses.    Cost of goods sold (excluding depreciation) represents the costs of fuels and other products sold, including freight. Site level operating expenses principally represent costs incurred in operating our travel centers, consisting primarily of labor, maintenance, supplies, utilities, property taxes, inventory losses, environmental costs, and credit card transaction fees.

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

        Self Insurance Reserves.    We are partially self insured with respect to general liability, workers' compensation, motor vehicle, property and group health benefits claims up to certain stop loss amounts. We establish provisions under these partial self insurance programs for both estimated losses on known claims and claims incurred but not reported, based on claims histories and using actuarial methods. At December 31, 2011 and 2010, our aggregate recorded liabilities related to these partial self

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

insurance programs were $30,677 and $30,153, respectively, which amounts we believe were adequate to cover both reported and incurred but not reported claims.

        Asset Retirement Obligations.    We recognize the future costs to remove our underground storage tanks and to remove leasehold improvements as required at expiration of the respective leases over the estimated useful lives of each tank or leasehold improvement. We record a liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long lived asset at the time an underground storage tank or leasehold improvement is installed. We amortize the amount recorded as property and equipment and recognize accretion expense in connection with the discounted liability over the lesser of the remaining life of the respective underground storage tank or the remaining term of the underlying lease. We base the estimated liability on our historical experiences in removing these assets, their estimated useful lives, external estimates as to the cost to remove the assets in the future and regulatory or contractual requirements. The liability is a discounted liability using a credit adjusted risk free rate. Revisions to the liability could occur due to changes in removal costs, asset useful lives or if new regulations regarding the removal of such tanks are enacted and/or amendments to the lease contracts are negotiated. See Note 8 for more information about our asset retirement obligations.

        Leasing Transactions.    Leasing transactions are a material part of our business. The following discussion summarizes various aspects of our accounting for leasing transactions and the related balances.

  •
  Operating Lease Expense.  We charge rent under operating leases without scheduled rent increases to expense over the lease term as it becomes payable. Certain operating leases specify scheduled rent increases over the lease term. We recognize the effects of those scheduled rent increases in rent expense over the lease term on an average or straight line basis.

  •
  Leasehold improvements receivable.  In connection with the commitment by HPT to fund up to $125,000 of capital projects at the sites we lease under the TA Lease, we recognized a receivable of the discounted value of the expected future amounts to be received from HPT, based upon our expected timing of receipt of these future payments. We accreted this receivable over the time this receivable was expected to be received, and such accretion was recognized as interest income. The receivable was fully accreted and collected from HPT by September 30, 2010.

  •
  Sale/leaseback Financing Obligation.  GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheet the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from HPT because we sublease more than a minor portion of those travel centers to third parties, and one travel center that did not qualify for operating lease treatment for other reasons. We recorded the leased assets at these travel centers at an amount equal to HPT's recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale/leaseback financing obligation in our consolidated balance sheet. We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the sale/leaseback financing obligation and a portion as interest expense in our consolidated statements of operations. We determined the allocation of these rent payments to the liability and to interest expense using the effective interest method. See Note 3 below for an explanation

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

    of a revision to our historical financial statements related to interest expense recorded for the sale/leaseback financing obligation.

  •
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

  •
  Deferred Rent Obligation.  Under the terms of our rent deferral agreement with HPT that we entered in August 2008, we deferred a total of $150,000 of rent payable to HPT through December 31, 2010. In January 2011, the deferral agreement was amended and, among other things, the payment date of the deferred rent obligation was revised so that $107,085 is now due in December 2022 and $42,915 is now due in June 2024.

        Income Taxes.    We establish deferred income tax assets and liabilities to reflect the future tax consequences of differences between the tax bases and financial statement bases of assets and liabilities. We reduce the measurement of deferred tax assets, if necessary, by a valuation allowance when it is no longer more likely than not the deferred tax asset will be realized.

        We adopted the provisions of the Income Taxes Topic of The FASB Accounting Standards CodificationTM, or ASC, with respect to uncertain income tax positions upon our inception as a new company on January 31, 2007. As required by this Topic, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount we recognize in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of interest expense and general and administrative expense, respectively. We have concluded that the effects of uncertain tax positions, if any, are not material to our consolidated financial statements.

        Concentration of Credit Risk.    We grant credit to some of our trucking company customers and are therefore exposed to a concentration of our accounts receivable from that one industry. We may require letters of credit or other collateral from customers based on our evaluation of their credit worthiness.

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

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

3. Revisions to Prior Period Financial Statements

        We revised our previously reported consolidated financial statements for the year ended December 31, 2010, presented herein, including the opening shareholders' equity balance, in order to correct certain previously reported amounts. We determined that the effects of the corrections in each of the periods in which the related misstatements originated, as further described below, were not material. We have concluded that the amounts, if corrected in 2011, would have been material to the consolidated financial statements as of and for the year ended December 31, 2011.

        During the fourth quarter of 2011, we concluded that our historical approach to assessing our property and equipment for impairment was not in accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets, and revised our methodology. As a result, we concluded that additional impairment charges of $271, $3,155, $676 and $1,351, should have been reflected in our consolidated statements of operations for the years ended December 31, 2010, 2009, 2008, and the eleven months ended December 31, 2007, respectively. We also then adjusted depreciation expense related to the impaired assets in the subsequent periods, which decreased our depreciation expense by $969, $374 and $209 for the years ended December 31, 2010, 2009 and 2008, respectively. The cumulative net effect of these adjustments reduced our property and equipment balance at December 31, 2010, by $3,901 from the amount previously reported.

        We also identified that certain of the long lived assets included in our property and equipment balance had been assigned inappropriate depreciable lives. Primarily, this resulted from applying our standard depreciable lives for certain asset classes to assets at travel centers under a lease with a remaining term less than the depreciable life for the respective asset class. Most of the affected assets were capitalized during 2007. As a result, we concluded that the amounts of depreciation expense we recognized in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, and the eleven months ended December 31, 2007, respectively, were understated by $1,195, $1,257, $1,143, and $751, respectively. The cumulative effect of these adjustments reduced our property and equipment balance at December 31, 2010, by $4,346 from the amount previously reported.

        Other revisions reflected in the consolidated financial statements for the year ended December 31, 2010, presented herein consisted of (i) the correction of understated interest expense related to using an inappropriate effective interest rate for the amortization of our sale/leaseback financing obligation liability in the amounts of $1,156, $966, $802 and $618 for the years ended December 31, 2010, 2009 and 2008 and the eleven months ended December 31, 2007, respectively, with a cumulative effect on our liability balance at December 31, 2010, of $3,542, and (ii) the corrections to reflect increases in deferred income tax expense of $207, $206 and $121 for the years ended December 31, 2009 and 2008 and the eleven months ended December 31, 2007, respectively, and to reflect a decrease in deferred income tax expense of $534 for the year ended December 31, 2010, during which an adjustment of the prior periods' misstatements had been recognized so that there is no change from the related balance sheet amounts we previously reported.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

3. Revisions to Prior Period Financial Statements (Continued)

        The following table sets forth the correction to each of the individual affected line items in the consolidated balance sheet as of December 31, 2010, the consolidated statements of operations and of cash flows for the year ended December 31, 2010, and the shareholders' equity section of the consolidated balance sheet as of December 31, 2009.

	As Previously Reported	Correction	As Presented Herein
Balance sheet data for 2010:
Property and equipment, net	$438,649	$(8,247)	$430,402
Total assets	$899,339	$(8,247)	$891,092
Current HPT Leases liabilities	$25,660	$(1,116)	$24,544
Total current liabilities	$240,171	$(1,116)	$239,055
Noncurrent HPT Leases liabilities	$367,845	$4,658	$372,503
Total liabilities	$648,034	$3,542	$651,576
Accumulated deficit	$(296,954)	$(11,789)	$(308,743)
Total shareholders' equity	$251,305	$(11,789)	$239,516
Statement of operations data for 2010:
Depreciation and amortization expense	$43,619	$497	$44,116
Loss from operations	$(41,537)	$(497)	$(42,034)
Interest expense	$(24,497)	$(1,156)	$(25,653)
Loss before income taxes	$(64,150)	$(1,653)	$(65,803)
Income tax provision	$1,421	$(534)	$887
Net loss	$(65,571)	$(1,119)	$(66,690)
Net loss per share	$(3.78)	$(0.06)	$(3.84)
Statement of cash flows data for 2010:
Cash provided by operating activities	$31,089	$(1,156)	$29,933
Cash used in financing activities	$(2,784)	$1,156	$(1,628)
Shareholders' equity data for 2009:
Accumulated deficit	$(231,383)	$(10,670)	$(242,053)
Total shareholders' equity	$314,753	$(10,670)	$304,083

        Financial information included in the accompanying financial statements and the notes thereto, including the selected quarterly financial data included in Note 21, reflect the effects of the corrections described in the preceding discussion and table.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

4. Earnings Per Share

        Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings with all of our other common shares. In May 2011, we issued 10,000,000 shares in a public offering. The following table presents the weighted average common shares and weighted average unvested common shares included as participating securities.

	Year Ended December 31,
	2011	2010
Weighted average common shares(1)	22,685,403	16,283,307
Weighted average unvested common shares included as participating securities	1,419,552	1,079,027

Total weighted average common shares and participating securities included in the earnings per share computation	24,104,955	17,362,334

(1)
Includes only vested shares granted under our share award plan and excludes the unvested shares granted under that plan.

5. Accounts Receivable

        Reserves for doubtful accounts receivable at December 31, 2011 and 2010, consisted of the following:

	Balance at Beginning of Period	Amounts Charged/ (Credited) To Expense	Amounts Charged Off, Net of Recoveries	Balance at End of Period
Year Ended December 31, 2011
Deducted from accounts and notes receivable for doubtful accounts	$2,023	$99	$(443)	$1,679

Year Ended December 31, 2010
Deducted from accounts and notes receivable for doubtful accounts	$2,901	$(183)	$(695)	$2,023

6. Inventories

        Inventories at December 31, 2011 and 2010, consisted of the following:

	2011	2010
Nonfuel merchandise	$128,341	$105,196
Petroleum products	39,926	34,614

Total inventories	$168,267	$139,810

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

7. Acquisitions

        In May 2011, we acquired six travel centers located in Indiana and Illinois in a bankruptcy auction. We purchased these six travel centers for an aggregate of $25,521, and we accounted for this transaction as a business combination. One of these travel centers had been operated as a Petro Stopping Center franchise since 1990 and we have continued its operation as a company operated Petro Stopping Center. During 2011, one of these travel centers was rebranded as a TA and two of these travel centers were rebranded as Petro Stopping Centers. Two of the acquired sites function as ancillary operations to existing TA travel centers.

        In June 2011, we purchased a former Petro franchisee's travel center in Kansas for $5,695. We accounted for this transaction as a business combination. This travel center had been operated as a Petro Stopping Center franchise until December 2010 when the related franchise agreement expired and the Petro Stopping Center brand was removed and we reopened it as a Petro Stopping Center in June 2011.

        During 2011, we incurred $446 of acquisition costs related to the two business combinations described above, which amount is included in our consolidated statements of operations. We have included the results of these sites in our consolidated financial statements from the dates of their acquisitions. The pro forma impact of including the results of operations of the acquired businesses from the beginning of the period is not material to our consolidated results of operations. The following table summarizes the amounts assigned, based on their fair values, to the assets we acquired and liabilities we assumed in the business combinations described above.

Inventories	$1,425
Property and equipment	30,727
Intangible assets	105
Other noncurrent assets	290
Other current liabilities	(748)
Other noncurrent liabilities	(583)

Total purchase price	$31,216

        In March 2011, we purchased for $6,604 at a foreclosure auction a travel center in Texas that we opened for business as a Petro Stopping Center in May 2011. This transaction was accounted for as an asset purchase.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

8. Property and Equipment

        Property and equipment, at cost, as of December 31, 2011 and 2010, consisted of the following:

	2011	2010
Land and improvements	$179,047	$152,472
Buildings and improvements	93,656	70,883
Machinery, equipment and furniture	166,687	137,723
Leasehold improvements	158,580	187,455
Construction in progress	48,740	15,607

	646,710	564,140
Less: accumulated depreciation and amortization	166,767	133,738

Property and equipment, net	$479,943	$430,402

        Total depreciation expense for the years ended December 31, 2011 and 2010, was $42,344 and $39,859, respectively, including impairment charges of $302 and $536 for the years ended December 31, 2011 and 2010, respectively. See Note 3 for an explanation of a revision to our historical financial statements related to depreciation expense and impairment of our long lived assets.

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

	December 31,
	2011	2010
Land and improvements	$84,363	$84,363
Buildings and improvements	21,384	21,384
Machinery, equipment and furniture	1,873	1,873
Leasehold improvements	115,962	117,186

	223,582	224,806
Less: accumulated depreciation and amortization	46,368	34,827

Property and equipment, net	$177,214	$189,979

        At December 31, 2011, we had assets of $13,426 included in our property and equipment that we intend to sell to HPT as permitted by the HPT Leases; however, HPT is not obligated to purchase those assets.

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

	Years Ended December 31,
	2011	2010
Balance at beginning of period	$15,610	$15,444
Liabilities acquired	362	—
Liabilities settled	(122)	(955)
Accretion expense	1,230	1,121

Balance at end of period	$17,080	$15,610

9. Intangible Assets

        We record acquired intangible assets based on their fair values as of their acquisition dates. Intangible assets, net, as of December 31, 2011 and 2010, consisted of the following:

	2011	2010
Amortizable intangible assets:
Agreements with franchisees	$24,899	$25,327
Leasehold interests	2,094	3,174
Other	3,301	3,203

Total amortizable intangible assets	30,294	31,704
Less: accumulated amortization	(16,243)	(13,861)

Net carrying value of amortizable intangible assets	14,051	17,843
Carrying value of trademarks	7,906	7,906

Intangible assets, net	$21,957	$25,749

        Total amortization expense for amortizable intangible assets for the years ended December 31, 2011 and 2010 was $3,892 and $3,136, respectively. We estimate the aggregate amortization expense for our amortizable intangible assets to be $1,749 for 2012 and $1,179 for each of the years from 2013 through 2016. We amortize our amortizable intangible assets over a weighted average period of 11 years. During 2011 and 2010, we charged $1,034 and $147, respectively, to amortization expense to write off intangible assets in connection with the termination of the lease for our headquarters building, which building we purchased in 2011, and the terminations of two franchise agreements in 2011 and one franchise agreement in 2010.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. Other Current Liabilities

        Other current liabilities, as of December 31, 2011 and 2010, consisted of the following:

	2011	2010
Taxes payable, other than income taxes	$42,240	$36,083
Accrued wages and benefits	28,019	29,352
Loyalty program points reserve	10,868	9,875
Accrued capital expenditures	9,930	4,399
Environmental reserve	5,447	3,992
Interest payable, excluding interest payable on deferred rent obligation	809	1,219
Other	16,311	19,363

Total other current liabilities	$113,624	$104,283

11. Revolving Credit Facility

        In October 2011, we entered into the credit facility with a group of commercial banks that amended and restated our preexisting credit facility. Under the credit facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in October 2016. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300,000. The credit facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Borrowings under the credit facility bear interest at a rate based on, at our option, LIBOR or a base rate plus a spread (initially 225 basis points in the case of LIBOR or 125 basis points in the case of the base rate, subject to adjustment based upon facility availability, utilization and other matters). Pursuant to the credit facility, we pay a monthly unused line fee equal to an applicable fee rate, which is initially 50 basis points, times the average daily principal amount of unused commitments under the credit facility. The unused line fee applicable rate is subject to adjustment according to the average daily principal amount of unused commitment under the credit facility each month.

        The credit facility requires us to maintain certain levels of collateral, limits our ability to incur debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge ratio in certain circumstances and contains other customary covenants and conditions. The credit facility provides for the acceleration of principal and interest payments upon an event of default including, but not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the credit facility, and our default under certain contracts, including the HPT Leases and our business management and shared services agreement with RMR.

        The credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets, and the amount available to us is determined by reference to a borrowing base calculation based on eligible cash, accounts receivable and inventory. At December 31, 2011 this borrowing base calculation provided a total of $145,828 available for loans and letters of credit under the credit facility. At December 31, 2011 and 2010, there were no borrowed amounts

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

11. Revolving Credit Facility (Continued)

outstanding under the credit facility. At December 31, 2011 and 2010, we had outstanding $65,686 and $62,394, respectively, of letters of credit issued under this facility and our prior facility, respectively, securing certain purchases, insurance, fuel tax and other trade obligations. These letters of credit reduce the amount available for borrowing under the credit facility.

12. Leasing Transactions

        As a lessee.    We have entered into lease agreements covering most of our travel center locations, warehouse space, computer and office equipment and vehicles, with the most significant leases being the two we have entered with HPT as further described below. Certain leases include renewal options, and certain leases include escalation clauses and purchase options. Future minimum lease payments required under leases that had remaining noncancelable lease terms in excess of one year, as of December 31, 2011, were as follows (included herein are the full payments due under the HPT Leases including the amount attributed to those sites that are reflected in our consolidated balance sheet as a sale/leaseback financing obligation):

Year ending December 31,	Total
2012	$217,510
2013	216,302
2014	214,501
2015	213,294
2016	210,964
Thereafter	1,474,417

Total	$2,546,988

        The expenses related to our operating leases are included in site level operating expense, selling, general and administrative expense, and real estate rent lines of the operating expenses section of our consolidated statement of operations. Rent expense under our operating leases consisted of the following:

	Years Ended December 31,
	2011	2010
Minimum rent	$189,984	$233,596
Sublease rent	8,625	8,602
Contingent rent	790	623

Total rent expense	$199,399	$242,821

        Our two most significant leases are the TA Lease and the Petro Lease that together cover most of our travel center locations and account for most of our rent expense. The TA Lease, covering 145 properties, expires on December 31, 2022. The Petro Lease, covering 40 properties, expires on June 30, 2024, subject to extension by us for all but not less than all of the leased Petro travel centers for up to two additional periods of 15 years each. Both of the HPT Leases are "triple net" leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities,

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. Leasing Transactions (Continued)

inventories, services to customers, repairs and maintenance, insurance, real estate and personal property taxes, environmental related expenses and ground lease payments at those travel centers at which HPT leases the property and subleases it to us. We also are required to generally indemnify HPT for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers. The HPT Leases also include arbitration provisions for the resolution of disputes, claims and controversies. See Note 18 for a further description of the HPT Leases and related transactions and relationships.

        As a lessor.    Ten of the travel centers we lease from HPT are subleased to franchisees under operating lease agreements. Prior to the HPT Transaction, our predecessor owned these sites and leased them to these franchisees. The lease agreements with the franchisees provide for initial terms of 10 years with two renewal terms of five years each. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. Rent revenue from these operating leases totaled $5,152 and $5,045 for the years ended December 31, 2011 and 2010, respectively. The initial terms of each of the existing leases will expire in the second half of 2012 and we have not yet established renewal terms which may be offered to franchisees who choose to renew their leases. Future minimum lease payments due to us under these operating leases for the year ended December 31, 2012 are $2,350.

13. Shareholders' Equity

        In May 2011, we issued 10,000,000 common shares in a public offering, raising proceeds of approximately $53,135 after underwriters' discounts and commissions and other costs of the offering.

        Share Award Plan.    An aggregate of 6,000,000 of our common shares were authorized for issuance under the terms of our Amended and Restated 2007 Equity Compensation Plan, or the Plan. We awarded a total of 760,875 and 750,350 common shares under the Plan during 2011 and 2010, respectively, with aggregate market values of $3,363 and $2,639, respectively, based on the closing prices of our common shares on the exchange on which they are traded on the dates of the awards. During the years ended December 31, 2011 and 2010, we recognized total share based compensation expense of $2,435 and $1,745, respectively.

        The weighted average grant date fair value of common shares issued in 2011 and 2010 was $4.42 and $3.52, per share, respectively. Shares issued to directors vest immediately and the related compensation expense is recognized on the grant date. Shares issued to others vest in five to ten equal annual installments beginning on the date of grant and the related compensation expense is recognized ratably over the vesting periods. As of December 31, 2011, 2,907,995 shares remained available for issuance under the Plan. As of December 31, 2011, there was a total of $6,974 of share based compensation related to unvested shares that will be amortized to expense over a weighted average remaining service period of 5.4 years. The following table sets forth the number and weighted average

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

13. Shareholders' Equity (Continued)

grant date fair value of unvested common shares and common shares issued under the Plan for the year ended December 31, 2011.

	Number Of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares balance as of December 31, 2010	1,400,290	$4.45
Granted during 2011	760,875	$4.42
Vested during 2011	(507,575)	$4.69
Forfeited/canceled during 2011	(1,400)	$3.63

Unvested shares balance as of December 31, 2011	1,652,190	$4.36

14. Income Taxes

        Certain of our predecessor's state income tax returns for 2005 through January 31, 2007, are subject to possible examination by the respective state tax authorities. Additionally, our state and federal income tax returns for periods subsequent to January 31, 2007 are subject to possible examination by the respective tax authorities. We believe we have made adequate provision for income taxes and interest and penalties on unpaid income taxes that may become payable for years not yet examined.

        The provision (benefit) for income taxes was as follows:

	Years Ended December 31,
	2011	2010
Current tax provision:
State	$950	$680

Total current tax provision	950	680
Deferred tax provision:
Federal	383	185
State	46	22

Total deferred tax provision	429	207

Total tax provision	$1,379	$887

        Because we have previously incurred operating losses we do not currently recognize the benefit of all of our deferred tax assets, including the tax benefit associated with our loss carry forwards from prior years. We will continue to assess our ability to generate taxable income during future periods in which our deferred tax assets may be realized. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statement of operations, which will affect our results of operations. As a result of certain trading in our shares during 2007, our 2007 federal net operating loss of $50,346 and other tax

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

14. Income Taxes (Continued)

credit carry forwards are generally not available to us for the purpose of offsetting future taxable income because of certain Internal Revenue Code provisions regarding changes in ownership of our common shares. As of December 31, 2011, we had an unrestricted federal net operating loss carry forward of approximately $146,268. In 2011, we used $23,043 of our federal net operating loss carryforward to reduce the amount of tax that would otherwise have been payable. Our federal, and the majority of our state, net operating loss carry forwards will begin to expire in 2027. Certain of our other state net operating loss carry forwards will begin to expire in 2012. In addition, certain states have temporarily suspended the use of net operating loss carry forwards.

        Our tax provisions for the years ended December 31, 2011 and 2010, were $1,379 and $887, respectively, which represents certain state taxes on operating income that are payable without regard to our tax loss carry forwards and tax expense related to a non-cash deferred tax liability arising from the amortization of indefinite lived intangible assets for tax purposes but not for book purposes. Our income tax provision differed from the amounts of provision expected to be calculated at statutory rates primarily due to recognition of a valuation allowance related to our deferred tax assets due to uncertainty regarding future taxable income. The principal reasons for the difference between our income tax provision and the income tax provision (benefit) at the U.S. Federal statutory income tax rate of 35% is as follows:

	Years Ended December 31,
	2011	2010
U.S. federal statutory rate applied to income before taxes	$8,734	$(23,031)
State income taxes	1,544	(2,382)
Benefit of tax credits	(1,243)	(1,062)
Taxes on foreign income at different than U.S. rate	(377)	(153)
Change in valuation allowance	(6,472)	25,315
Other—net	(807)	2,200

Total tax provision	$1,379	$887

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

14. Income Taxes (Continued)

        Significant components of our deferred tax assets and liabilities at December 31, 2011 and 2010, were as follows:

	2011	2010
Current deferred tax assets:
Reserves	$11,778	$13,791
Other	609	470

Total current deferred tax asset before valuation allowance	12,387	14,261
Valuation allowance	(7,749)	(9,104)

Total current deferred tax assets	4,638	5,157
Noncurrent deferred tax assets:
Straight line rent accrual	19,075	19,015
Reserves	10,917	7,374
Sale/leaseback financing obligation	38,884	40,012
Asset retirement obligation	6,650	6,123
Tax credits	4,913	3,941
Tax loss carry forwards	76,555	85,773
Other	1,773	1,474

Total noncurrent deferred tax asset before valuation allowance	158,767	163,712
Valuation allowance	(99,831)	(104,948)

Total noncurrent deferred tax assets	58,936	58,764

Total deferred tax assets	63,574	63,921
Noncurrent deferred tax liabilities:
Depreciable assets	(43,953)	(45,855)
Intangible assets	(3,351)	(4,420)
Other	(17,218)	(14,387)

Total	(64,522)	(64,662)

Net deferred tax liabilities	$(948)	$(741)

15. Other Noncurrent Liabilities

        Other noncurrent liabilities, as of December 31, 2011 and 2010, consisted of the following:

	2011	2010
Asset retirement obligations	$17,080	$15,610
Other noncurrent liabilities	28,733	24,408

Total other noncurrent liabilities	$45,813	$40,018

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

16. Employee Benefit Plans

        We have an employee savings plan under the provisions of Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in our plan and are entitled, upon termination or retirement, to receive their vested portion of the plan assets. Until May 2009, we matched a certain level of employee contributions to our plan. In May 2009, we suspended matching contributions to the plan and, accordingly, we had no expense for employer matching contributions during the years ended December 31, 2011 and 2010. We also pay certain expenses of this plan.

17. Equity Investments

Affiliates Insurance Company

        At December 31, 2011, we owned approximately 14.29% of Affiliates Insurance Company, or AIC. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our Directors is a director of AIC. This investment had a carrying value of $5,291 and $5,075 as of December 31, 2011 and 2010, respectively, and is carried on our balance sheet in other noncurrent assets. During 2010, we invested $76 in AIC. During 2011 and 2010, we recognized income of $140 and a loss of $1, respectively, related to this investment. See Note 18 for a further description of our transactions with AIC.

Petro Travel Plaza Holdings LLC

        We own a 40% joint venture interest in Petro Travel Plaza Holdings LLC, or PTP, which owns two travel centers that we operate under a management agreement. This investment is accounted for under the equity method. The carrying value of this investment as of December 31, 2011 and 2010, was $18,571 and $17,542, respectively and was included in other noncurrent assets in our consolidated balance sheet. The carrying value of our investment in PTP exceeded the amount of underlying equity in net assets of PTP by $3,246 as of the date we acquired Petro. This difference arose through the valuation process that was applied to the assets acquired in the Petro Acquisition and is being amortized over a period of 15 years, the useful life of the assets whose values resulted in this difference. The equity income recorded from this investment for the years ended December 31, 2011 and 2010, was $1,029 and $758, respectively. See Note 18 for a further description of our transactions with PTP.

        The travel centers owned by PTP are encumbered by debt with a balance due of approximately $18,716 as of December 31, 2011. Since we account for our investment in PTP under the equity method of accounting, we have not recorded a liability for this debt. We are not directly liable for this loan, but the carrying value of our investment in this joint venture could be adversely affected if the joint venture defaulted on this debt and the joint venture's property, which is collateral for this loan, was sold. In connection with the loan agreement entered by PTP in 2009, we and our joint venture partner each agreed to indemnify the lender against liability from environmental matters related to PTP's sites.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

17. Equity Investments (Continued)

Fair Value

        It is not practicable to estimate the fair value of TA's investment in the equity of AIC or PTP because of the lack of quoted market prices and the inability to estimate current fair value without incurring excessive costs. However, management believes that the carrying amounts of AIC and PTP at December 31, 2011, were not impaired given these companies' overall financial condition and earnings trends.

18. Related Party Transactions

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

Relationships with HPT, RMR and AIC

        HPT is our former parent company, our principal landlord and our largest shareholder. We were created as a separate public company in 2007 as a result of our spin off from HPT. As of December 31, 2011, HPT owned 2,540,000 of our common shares (which included the 1,000,000 of our common shares that HPT purchased from the underwriters in our public equity offering that we completed in May 2011), representing approximately 8.8% of our outstanding common shares. One of our Independent Directors, Arthur Koumantzelis, was a trustee of HPT at the time we were created, and one of our Managing Directors, Barry Portnoy, was a trustee of HPT at the time we were created. Mr. Koumantzelis resigned and ceased to be a trustee of HPT shortly before he joined our Board in 2007. Mr. Portnoy remains a trustee of HPT. Mr. Portnoy's son, Mr. Adam Portnoy, is also a trustee of HPT, and his son-in-law is an executive officer of HPT. Thomas O'Brien, our other Managing Director and our President and Chief Executive Officer, was a former executive officer of HPT.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

18. Related Party Transactions (Continued)

        We have two leases with HPT, pursuant to which we currently lease 185 travel centers from HPT. Our TA Lease is for 145 travel centers that we operate under the "TravelCenters of America" or "TA" brand names. The TA Lease became effective on January 31, 2007. Our Petro Lease is for 40 travel centers that we operate under the "Petro" brand name. Our Petro Lease became effective on May 30, 2007. The TA Lease expires on December 31, 2022. The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each.

        The HPT Leases are "triple net" leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, services to customers, insurance, real estate and personal property taxes, environmental related expenses and ground lease payments, at those travel centers at which HPT leases the property and subleases it to us. As amended by the Amendment Agreement that we entered into with HPT on January 31, 2011, and which is further described below, or the Amendment Agreement, the TA Lease required us to pay minimum rent to HPT of $135,139 per year for the period from January 1, 2011 through January 31, 2012, and requires us to pay minimum rent to HPT of $140,139 per year for the period from February 1, 2012 through December 31, 2022. These amounts are exclusive of any increase in minimum rent, as described below, as a result of HPT purchasing certain improvements to the leased TA travel centers. During 2011 our minimum rent under the TA Lease increased by $4,184 due to such purchases. As amended by the Amendment Agreement, the Petro Lease requires us to pay minimum rent to HPT of $54,160 per year through June 30, 2024. These amounts are exclusive of any increase in minimum rent to HPT, as described below, as a result of HPT purchasing certain improvements to the leased Petro travel centers. During 2011 our minimum rent under the Petro Lease increased by $1,691 due to such purchases. Starting in January 2012 and January 2013, respectively, the TA Lease and Petro Lease require us to pay HPT additional rent equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased travel centers over base amounts. The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index. As further discussed below, pursuant to, and subject to the conditions set forth in, the Amendment Agreement, HPT agreed to waive payment of the first $2,500 of percentage rent that may become due under our Petro Lease. We also are required to generally indemnify HPT for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers. The TA Lease and the Petro Lease also include arbitration provisions for the resolution of certain disputes, claims and controversies.

        HPT had agreed to provide up to $25,000 of tenant improvements allowance funding annually for the first five years of the TA Lease for certain improvements to the leased properties without an increase in our rent. This funding was cumulative, meaning if some portion of the $25,000 was not spent in one year it might have been drawn by us from HPT in subsequent years; provided, however, none of the $125,000 of the tenant improvements allowance was available to be drawn after December 31, 2015. All improvements funded under the tenant improvements allowance are owned by HPT. On May 12, 2008, we and HPT amended the TA Lease to permit us to receive this tenant improvements allowance funding, without an increase in our rent, from HPT earlier than previously permitted. As we elected to receive funding for these tenant improvements before the time contractually required by the original lease terms, HPT's tenant improvements allowance was discounted to reflect the accelerated receipt of funds by us according to a present value formula

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

18. Related Party Transactions (Continued)

established in the amended lease. We recorded the discounted amount of the remaining uncollected tenant improvements allowance in our balance sheet as a leasehold improvements receivable. During the year ended December 31, 2010, we received funding of $7,015 from HPT for qualifying tenant improvements. As of September 30, 2010, we had received all of the tenant improvements allowance from HPT without an increase in rent payments, portions of which were discounted pursuant to the terms of the lease because we elected to receive those funds on an accelerated basis. We recognized and accounted for this $125,000 tenant improvements allowance as follows:

  •
  We recognized an asset on our balance sheets that we referred to as our leasehold improvements receivable, which represented our right to receive these amounts in the future, at their discounted value, based upon our expected timing of receipt of future payments from HPT. As of September 30, 2010, we had received from HPT all of the $125,000 tenant improvements allowance available under the TA Lease. Portions of this amount were discounted pursuant to the terms of the lease because we elected to receive those funds on an accelerated basis. We accreted the leasehold improvements receivable over the time this receivable was received, and we recognized such accretion as interest income. Interest income related to this accretion for the year ended December 31, 2010 was $248. This receivable was fully accreted and collected from HPT by September 30, 2010.

  •
  We recognized a liability on our balance sheets that we refer to as our deferred tenant improvements allowance, which represents the then expected future amounts of our unearned tenant improvements allowance from HPT. We reduce this liability by a portion of each rent payment made to HPT. We amortize the deferred tenant improvements allowance over the period of the lease on a straight line basis with an offsetting reduction to rent expense. This reduction for both of the years ended December 31, 2011 and 2010 was $6,769. At December 31, 2011, the unamortized balance of the deferred tenant improvements allowance was $74,453, of which $6,769 was included in other current liabilities and $67,684 was included as a noncurrent liability in our consolidated balance sheet. At December 31, 2010, the unamortized balance of the deferred tenant improvements allowance was $81,222, of which $6,769 was included in other current liabilities and $74,453 was included as a noncurrent liability in our consolidated balance sheet.

  •
  Although they are legally owned by HPT, we retained the assets related to the qualifying tenant improvements on our balance sheet after they were funded by HPT and we are amortizing those assets over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter, as depreciation and amortization expense.

        Under the HPT Leases, we may request that HPT purchase renovations, improvements and equipment, or improvements, at the leased travel centers, in addition to the tenant improvements allowance funding described above, in return for minimum annual rent increases according to a formula: the minimum rent per year will be increased by an amount equal to the amount paid by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. HPT is not required to purchase any improvements and we are not required to sell such improvements to HPT. During 2011, HPT purchased from us $69,122 of improvements we made to properties leased from HPT, and, as a result, our annual rent payable to HPT under the TA Lease and the Petro Lease

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

18. Related Party Transactions (Continued)

increased by approximately $4,184 and $1,691, respectively. During 2010, we did not sell any such leasehold improvements to HPT.

        The following table sets forth the amounts of minimum lease payments required under the HPT Leases as of December 31, 2011, in each of the years shown.

Year ending December 31,	Minimum Rent	Rent for Ground Leases Acquired by HPT	Total Minimum Lease Payments Due to HPT	Rent for Ground Leases Subleased from HPT
2012	$199,757	$5,107	$204,864	$8,598
2013	200,174	4,985	205,159	8,268
2014	200,174	4,769	204,943	7,983
2015	200,174	4,614	204,788	7,264
2016	200,174	4,665	204,839	5,186
2017	200,174	4,728	204,902	4,550
2018	200,174	4,793	204,967	4,320
2019	200,174	4,468	204,642	2,486
2020	200,174	2,482	202,656	1,834
2021	200,174	1,536	201,710	1,596
2022(1)	307,259	—	307,259	882
2023	55,852	—	55,852	230
2024(2)	70,841	—	70,841	15

(1)
Includes deferred rent payments of $107,085 due on December 31, 2022.

(2)
Includes deferred rent payments of $42,915 due on June 30, 2024.

        Although the specified minimum rent payments under the TA Lease increased from 2007 through February 2012, we are required, under generally accepted accounting principles, or GAAP, to recognize expense related to these payments in equal annual amounts for the term of the lease, or approximately $126,313 per year for 2011 through the end of the lease term in 2022.

        At the time of our spin off from HPT, our acquisitions and transactions with HPT in connection with the Petro Lease and an equity offering completed by us in June 2007, we and HPT believed that we were adequately capitalized to meet all of our obligations, including those owed to HPT. However, after that time there were material changes in the market conditions under which we operate. Specifically, the increase during the first half of 2008 in the price of diesel fuel which we buy and sell at our travel centers and the slowing of the U.S. economy during 2008 adversely affected our business and increased our working capital requirements. Although we undertook a restructuring of our business to adjust to these changed market conditions, our balance sheet flexibility and liquidity remained a concern to us because of the impact the then weakening economy and fuel price volatility might have on our working capital requirements. Accordingly, on August 11, 2008, we and HPT entered a rent deferral agreement. Under the terms of this deferral agreement we had the option to defer our monthly rent payments to HPT by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010. Also pursuant to the deferral agreement, we issued 1,540,000 of our common

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

18. Related Party Transactions (Continued)

shares to HPT (approximately 9.6% of our shares then outstanding immediately after this new issuance). Under the terms of this agreement, interest began to accrue on January 1, 2010 on all unpaid deferred rent at a rate of 1% per month and was payable monthly in arrears by us to HPT. During 2010, we recognized interest expense of $14,100, on our deferred rent, and at December 31, 2010, we had interest payable to HPT of $1,450, which we paid in 2011. No additional rent deferrals were permitted for rent periods after December 31, 2010. Any deferred rent (and interest thereon) not previously paid was contractually due to HPT on July 1, 2011. This deferral agreement also included a prohibition on share repurchases and dividends by us while any deferred rent remains unpaid and provided that all deferred rent and interest thereon would become immediately due and payable by us to HPT if certain events provided in that agreement occurred, including a change of control of us (as defined in the agreement) while deferred rent was unpaid. Also, in connection with this deferral agreement, we entered into a registration rights agreement with HPT, which provides HPT with certain rights to require us to conduct a registered public offering with respect to our common shares issued to HPT pursuant to the deferral agreement, which rights continue through the date which is twelve months following the latest of the expiration of the terms of the TA Lease and the Petro Lease. As of December 31, 2010, we had accrued an aggregate of $150,000 of deferred rent payable to HPT, which amount remained outstanding at December 31, 2011.

        On January 31, 2011, we and HPT entered an Amendment Agreement that amended the TA Lease, the Petro Lease and our 2008 rent deferral agreement with HPT. This Amendment Agreement provided for the following:

  •
  The minimum annual rent payable to HPT under the TA Lease was reduced effective January 1, 2011, by $29,983, to $135,139 per year until February 1, 2012, when it increased to $140,139 per year through the end of the lease term in December 2022.

  •
  The $5,000 increase in annual minimum rent payable to HPT under the TA Lease that was scheduled to begin on February 1, 2011, was eliminated.

  •
  The minimum annual rent payable to HPT under the Petro Lease was reduced effective January 1, 2011, by $12,017, to $54,160 through the end of the lease term in June 2024.

  •
  The due date for the $150,000 of rent we had deferred as of December 31, 2010, pursuant to our 2008 rent deferral agreement with HPT was extended from July 1, 2011, so that $107,085 is now payable on December 31, 2022, and the remaining $42,915 is now payable on June 30, 2024, and interest ceased to accrue on our deferred rent obligation beginning on January 1, 2011; provided, however, that the deferred rent obligation shall be accelerated and interest shall begin to accrue thereon if certain events provided in the Amendment Agreement occur, including a change of control of us.

  •
  HPT will waive payment of the first $2,500 of percentage rent that may become due under the Petro Lease beginning in 2013, which percentage rent obligation is described above.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

18. Related Party Transactions (Continued)

        The following table summarizes the various amounts related to the HPT Leases and other lessors that are reflected in real estate rent expense in our consolidated statements of operations.

	Years Ended December 31,
	2011	2010
Cash payments for rent under the HPT Leases and interest on the deferred rent obligation	$196,364	$188,162
Required straight line rent adjustments	3,021	6,986
Rent deferred under rent deferral agreement	—	60,000
Less interest paid on deferred rent	(1,450)	(12,650)
Less sale/leaseback financing obligation amortization	(2,046)	(1,628)
Less portion of rent payments recognized as interest expense	(7,390)	(9,900)
Less deferred tenant improvements allowance amortization	(6,769)	(6,769)

Rent expense related to HPT Leases	181,730	224,201
Rent paid to others(1)	9,764	9,785
Straight line rent adjustments for other leases	304	242

Total real estate rent expense	$191,798	$234,228

(1)
Includes rent paid directly to HPT's landlords under leases for properties we sublease from HPT.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

18. Related Party Transactions (Continued)

        The following table summarizes the various amounts related to the HPT Leases that are included in our consolidated balance sheets.

	December 31, 2011	December 31, 2010
Current HPT Leases liabilities:
Accrued rent	$16,109	$14,279
Current portion of sale/leaseback financing obligation(1)	2,195	2,046
Interest payable on deferred rent obligation(2)	—	1,450

Total Current HPT Leases obligations	18,304	17,775
Current portion of deferred tenant improvements allowance(3)	6,769	6,769

Total Current HPT Leases liabilities	$25,073	$24,544

Noncurrent HPT Leases liabilities:
Deferred rent obligation(2)	$150,000	$150,000
Sale/leaseback financing obligation(1)	97,765	99,960
Straight line rent accrual(4)	48,920	48,090

Total Noncurrent HPT Leases obligations	296,685	298,050
Deferred tenant improvements allowance(3)	67,684	74,453

Total Noncurrent HPT Leases liabilities	$364,369	$372,503

(1)
Sale/leaseback Financing Obligation. GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheet the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from HPT because we sublease more than a minor portion of those travel centers to third parties, and one travel center that did not qualify for operating lease treatment for other reasons. We recorded the leased assets at these travel centers at an amount equal to HPT's recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale/leaseback financing obligation in our consolidated balance sheet. We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the sale/leaseback financing obligation and a portion as interest expense in our consolidated statements of operations. We determined the allocation of these rent payments to the liability and to interest expense using the effective interest method. The amounts allocated to interest expense during the years ended December 31, 2011 and 2010, were $7,390 and $9,900, respectively.

(2)
Deferred Rent Obligation. Under the original terms of our rent deferral agreement with HPT that we entered in August 2008, we deferred a total of $150,000 of rent payable to HPT through December 31, 2010. Beginning in January 2010, interest on the deferred rent obligation began to accrue and become payable monthly in arrears at a rate of 1% per month. In January 2011, the deferral agreement was amended and, among other

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

18. Related Party Transactions (Continued)

  things, interest ceased to accrue on the deferred rent obligation effective January 1, 2011, and the payment date of the deferred rent obligation was revised so that $107,085 is now due in December 2022 and $42,915 is now due in June 2024.

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

(4)
Straight Line Rent Accrual. The TA Lease includes scheduled rent increases over the lease term, as do certain of the leases for properties we sublease from HPT but pay the rent directly to HPT's landlord. We recognize the effects of those scheduled rent increases in rent expense over the lease terms on a straight line basis, with offsetting entries to this accrual balance.

        RMR provides management services to both us and HPT and there are other current and historical relationships between us and HPT. Accordingly, the terms of the 2008 rent deferral agreement and the 2011 Amendment Agreement were negotiated and approved by special committees of our Independent Directors and HPT's Independent Trustees, none of whom are directors or trustees of the other company, and each special committee was represented by separate counsel.

        RMR provides business management and shared services to us pursuant to a business management and shared services agreement, or a business management agreement. One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Mr. O'Brien, our other Managing Director and our President and Chief Executive Officer, is also an Executive Vice President of RMR. Mr. Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, and Mr. Young, our Executive Vice President and General Counsel, are each a Senior Vice President of RMR. Mr. Portnoy's son, Mr. Adam Portnoy, is an owner of RMR and serves as President and Chief Executive Officer and as a Director of RMR and serves as a Managing Trustee of HPT. Messrs. O'Brien and Rebholz were officers of RMR throughout all of 2010 and 2011. Because at least 80% of Messrs. O'Brien and Rebholz's business time is devoted to services to us, 80% of Messrs. O'Brien's and Rebholz's total cash compensation (that is, the combined base salary and cash bonus paid by us and RMR) was paid by us and the remainder was paid by RMR. Mr. Young was named an officer of RMR effective October 2011 and for the period from then through December 31, 2011, 80% of Mr. Young's total cash compensation (that is, the base salary and cash bonus paid by us and RMR) was paid by us and the remainder was paid by RMR. Messrs. O'Brien, Rebholz and Young are also eligible to participate in certain RMR benefit plans. We believe the compensation we paid to these officers reasonably reflected their division of business time; however, periodically, these individuals may divide their business time differently than they do currently and their compensation from us may become disproportionate to this division. RMR has approximately 740 employees and provides management services to other companies in addition to us and HPT. Our Board has given our

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

18. Related Party Transactions (Continued)

Compensation Committee, which is comprised exclusively of our Independent Directors, authority to act on our behalf with respect to our business management agreement with RMR. The charter of our Compensation Committee requires the Committee annually to review the business management agreement, evaluate RMR's performance under this agreement and renew, amend, terminate or allow to expire the business management agreement.

        Pursuant to the business management agreement, RMR assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal and tax matters, human resources, insurance programs, management information systems and the like. Under our business management agreement, we pay RMR an annual business management fee equal to 0.6% of the sum of our gross fuel margin (which is our fuel sales revenues less our cost of fuel sales) plus our total nonfuel revenues. The fee is payable monthly based on the prior month's margins and revenues. This fee totaled $9,435 and $8,508 for the years ended December 31, 2011 and 2010, respectively. RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other companies managed by RMR and its affiliates, which amounts are subject to determination by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our pro rata share of RMR's costs of providing this internal audit function was approximately $240 for 2011 and $211 for 2010. These allocated costs are in addition to the business management fees we pay to RMR. The business management agreement automatically renews for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate the business management agreement upon 60 days prior written notice. RMR may also terminate the business management agreement upon five business days notice if we undergo a change of control, as defined in the business management agreement. In addition, either we or RMR may terminate the business management agreement for a violation of the agreement by the other party which remains uncured 30 days after notice of default or in the case of certain bankruptcy, insolvency or related matters regarding the other party. The current term for the business management agreement expires on December 31, 2012, and will be subject to automatic renewal unless earlier terminated.

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

        Effective July 21, 2011, we entered a property management agreement with RMR under which RMR provides building management services related to our headquarters office building. The charter of our Compensation Committee requires the Committee annually to review the property management agreement, evaluate RMR's performance under this agreement and renew, amend, terminate or allow to expire the business management agreement. For 2011, we paid RMR $58 for property management services at our headquarters.

        As part of our annual restricted share grants under the Plan, we typically grant restricted shares to certain employees of RMR who are not also Directors, officers or employees of ours. In 2011 and 2010, we granted to such persons a total of 61,350 and 62,750, respectively, restricted shares with an aggregate value of $260 and $223, respectively, based upon the closing price of our common shares on the NYSE Amex on the dates of grant. One fifth of those restricted shares vested on the grant date and one fifth vests on each of the next four anniversaries of the grant date. These share grants to RMR employees are in addition to the fees we pay to RMR.

        In connection with our spin off from HPT in 2007, we entered a transaction agreement with HPT and RMR, pursuant to which we granted HPT a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center to or with another party, and we granted HPT and any other company managed by RMR a right of first refusal to acquire or finance any real estate of the types in which they invest before we do. We also agreed under this agreement that for so long as we are a tenant of HPT we will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors under our leases with HPT; the sale of a material part of the assets of us or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of us or any such tenant or guarantor. Also, under this agreement we agreed not to take any action that might reasonably be expected to have a material adverse impact on HPT's ability to qualify as a REIT and to indemnify HPT for any liabilities it may incur relating to our assets and business. The transaction agreement includes arbitration provisions for the resolution of certain disputes, claims and controversies.

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

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

18. Related Party Transactions (Continued)

        We, RMR, HPT and four other companies to which RMR provides management services each currently own approximately 14.29% of AIC, an Indiana insurance company. All of our Directors, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board and the affirmative vote of a majority of our Independent Directors. The shareholders agreement that we, the other shareholders of AIC and AIC are party to includes arbitration provisions for the resolution of certain disputes, claims and controversies.

        As of December 31, 2011, we have invested $5,229 in AIC since its formation in November 2008. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. During 2011 and 2010, we recognized income of $140 and a loss of $1, respectively, related to our investment in AIC. In June 2010, we and the other shareholders of AIC purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program was modified and extended in June 2011 for a one year term. Our total premiums paid under this program in 2011 and 2010 were approximately $1,664 and $2,308, respectively. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business. See Note 17 for a further description of our investment in AIC.

        In connection with a shareholder derivative litigation on behalf of us against members of our Board of Directors, HPT and RMR that we settled in 2011, we paid $119 to HPT and $51 to RMR pursuant to our indemnity obligations under our limited liability company agreement and our agreements with HPT and RMR.

Relationship with PTP

        We own a 40% interest in PTP and operate the two travel centers PTP owns for which we receive management and accounting fees. During the years ended December 31, 2011 and 2010, we recognized management and accounting fee income of $800 and $725, respectively, earned in connection with our operation of PTP's travel centers. The carrying value of the investment in PTP as of December 31, 2011 and 2010, was $18,571 and $17,542, respectively. At December 31, 2011 and 2010, we had a net payable to PTP of $559 and $353, respectively. We recognized income of $1,029 and $758 during the years ended December 31, 2011 and 2010, respectively, as our share of PTP's net income. In June 2010, we received a $960 distribution from PTP. See Note 17 for a further description of our investment in PTP.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

19. Commitments and Contingencies

Purchase Commitments

        In December 2011 we agreed to purchase a travel center in Georgia for $5,000. This acquisition was completed in March 2012.

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

Environmental Matters

        Extensive environmental laws regulate our operations and properties. These laws may require us to investigate and clean up hazardous substances, including petroleum products, released at our owned and leased properties. Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance. We use both underground storage tanks and above ground storage tanks to store petroleum products and waste at our travel centers. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water. Under the terms of our leases, we generally have agreed to indemnify HPT for any environmental liabilities related to travel centers that we lease from HPT and we are required to pay all environmental related expenses incurred in the operation of the leased travel centers.

        From time to time we have received, and in the future likely will receive, notices of alleged violations of environmental laws or otherwise have become or will become aware of the need to undertake corrective actions to comply with environmental laws at our travel centers. Investigatory and remedial actions were, and regularly are, undertaken with respect to releases of hazardous substances at our travel centers. In some cases we received, and may receive, contributions to partially offset our environmental costs from insurers, from state funds established for environmental clean up associated with the sale of petroleum products or from indemnitors who agreed to fund certain environmental related costs at travel centers purchased from those indemnitors. To the extent we incur material amounts for environmental matters for which we do not receive insurance or other third party reimbursement or for which we have not previously recorded a reserve, our operating results may be materially adversely affected. In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed.

        At December 31, 2011, we had a gross accrued liability of $8,942 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $2,914, resulting in an estimated net amount of $6,028 that we expect to need to fund from future cash flows.

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

        The following table sets forth the various amounts regarding environmental matters, as of December 31, 2011 and 2010, recorded in our consolidated balance sheet as either current or noncurrent assets or liabilities.

	December 31,
	2011	2010
Gross liability for environmental matters:
Included in other current liabilities	$5,447	$3,992
Included in other noncurrent liabilities	3,495	2,978

Total recorded liabilities	8,942	6,970
Less-expected recoveries of future expenditures	(2,914)	(5,525)

Net estimated environmental costs to be funded by future operating cash flows	$6,028	$1,445

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

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

19. Commitments and Contingencies (Continued)

        As of December 31, 2011, the estimated gross amounts of the cash outlays by year related to the matters for which we have accrued an environmental reserve are $5,447, $3,201 and $294 for the years 2012, 2013 and 2014, respectively. These cash expenditure amounts do not reflect any amounts for the expected recoveries as we cannot accurately predict the timing of those cash receipts. These estimated future gross cash disbursements are subject to change based on, among other things, changes in the underlying remediation activities and changes in the regulatory environment.

Legal Proceedings

        In July 2008, Riverside County in the State of California filed litigation against us in the Superior Court of California for Riverside County, seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to management of underground storage tanks. In April 2009, the California Attorney General intervened in the action. In December 2010, the Attorney General and the Riverside County District Attorney filed a consolidated complaint in the Superior Court of California for Riverside County in which they combined the allegations of their previous separate complaints into a single complaint, seeking unspecified civil penalties and injunctive relief, and added as an additional defendant HPT TA Properties Trust, which is a subsidiary of HPT and a landlord under the TA Lease. Under the TA Lease, we are liable to indemnify HPT TA Properties Trust for any liabilities, costs and expenses it incurs in connection with this litigation. In October 2011, the parties reached an agreement to settle these claims for $1,200, with a credit to us in the amount of $250 for certain improvements that we have made to our Riverside County facility, so that the cash amount to be paid by us is $950. The parties further agreed that the terms of settlement, which will include injunctive relief provisions requiring that TA comply with certain California environmental laws applicable to underground storage tank systems and the management of hazardous substances and payment of the $950 would be memorialized in a mutually satisfactory form of Stipulated Judgment that will be submitted to the court for approval.

        On February 1, 2012, Riverside County in the State of California performed its annual inspection of the underground storage tank systems at one of our sites and subsequently asserted that we were in violation of state laws and regulations governing the operation of those systems. We are in the process of reviewing the merits of these new claims and evaluating the potential for indemnity from third parties who may be responsible for these alleged violations.

        In May 2010, the California Attorney General filed a separate litigation on behalf of the California State Water Resources Control Board against us, HPT TA Properties Trust, PTP and affiliates of Tejon Development Corporation, or Tejon, in the Superior Court of California for Alameda County seeking unspecified civil penalties and injunctive relief for alleged violations of underground storage tank laws and regulations at various facilities in Kern and Merced counties. On July 26, 2010, the California Attorney General voluntarily dismissed this litigation against us and the other named defendants, and on September 2, 2010, refiled its complaint against the same defendants in the Superior Court of California for Merced County, seeking unspecified civil penalties and injunctive relief. Under the TA Lease and our agreements with Tejon, we are liable to indemnify HPT TA Properties Trust and Tejon for any liabilities, costs and expenses they incur in connection with this litigation. We disagree with the Attorney General's allegations and intend to defend this lawsuit. The parties are presently engaged in discovery and the court has not yet set a date for a trial.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

19. Commitments and Contingencies (Continued)

        Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in U.S. district courts in over 20 states. Major petroleum refineries and retailers have been named as defendants in one or more of these lawsuits. The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale. One theory alleges that the plaintiffs purchased smaller amounts of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy. A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers. These "tax" cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays. We believe that there are substantial factual and legal defenses to the theories alleged in these so called "hot fuel" lawsuits. The "temperature" cases seek nonmonetary relief in the form of an order requiring the defendants to install devices that display the temperature of the fuel and/or temperature correcting equipment on their retail fuel pumps and monetary relief in the form of damages, but the plaintiffs have not quantified the damages they seek. The "tax" cases also seek monetary relief. Plaintiffs have proposed a formula (which we dispute) to measure these damages as the difference between the amount of fuel excise taxes paid by defendants and the amount collected by defendants on motor fuel sales. Plaintiffs have taken the position in filings with the Court that under this approach, our damages for an eight-year period for one state would be approximately $10,700. We deny liability and disagree with the plaintiffs' positions. All of these cases have been consolidated in the U.S. District Court for the District of Kansas pursuant to multi-district litigation procedures. On May 28, 2010, that Court ruled that, with respect to two cases originally filed in the U.S. District Court for the District of Kansas, it would grant plaintiffs' motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel). On January 19, 2012, the Court amended its prior ruling, and certified a class with respect to plaintiffs' claims for damages as well. A TA entity was named in one of the two Kansas cases, but the Court ruled that the named plaintiffs were not sufficient to represent a class as to TA. As a result, no class has been certified as to TA and TA has since been dismissed from that Kansas case. The U.S. District Court for the District of Kansas has not issued a decision on class certification with respect to the remaining cases that have been consolidated in the multi-district. Because these various motions are pending, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits. However, the continued cost of litigating these cases could be significant.

        On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the U.S. District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant, which was allowed on March 25, 2010. The amended complaint also added as defendants Ceridian Corporation, Pilot Travel Centers LLC and Love's Travel Stops & Country Stores, Inc. Comdata markets fuel cards which are used for payments by trucking companies at truck stops. The amended complaint alleged antitrust violations arising out of Comdata's contractual relationships with truck stops in connection with its fuel cards. The plaintiffs have sought unspecified damages and injunctive relief. On March 24, 2011, the

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

19. Commitments and Contingencies (Continued)

Court dismissed the claims against TA in the amended complaint, but granted plaintiffs leave to file a new amended complaint. Four independent truck stop owners, as plaintiffs, filed a new amended complaint against us on April 21, 2011, repleading their claims. On May 6, 2011, we renewed our motion to dismiss the complaint with prejudice. Briefing on the motion is complete and the parties await the Court's decision while discovery otherwise proceeds. We believe that there are substantial factual and legal defenses to the plaintiffs' claims against us, but that the costs to defend this case could be significant.

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

20. Other Information

	Years Ended December 31,
	2011	2010
Operating expenses included the following: Repairs and maintenance expenses	$35,871	$33,643
Advertising expenses	$18,768	$17,095
Taxes other than payroll and income taxes	$16,252	$16,920

        Interest income and expense consisted of the following:

	Years Ended December 31,
	2011	2010
Accretion of leasehold improvement receivable	$—	$248
Other interest income	835	879

Total interest income	$835	$1,127

HPT rent classified as interest expense	$7,390	$9,900
Interest on deferred rent obligation to HPT	—	14,100
Amortization of deferred financing costs	403	285
Other	1,212	1,368

Interest expense	$9,005	$25,653

        See Note 3 for a description of a revision to our historical financial statements related to interest expense related to the amortization of our sale/leaseback financing obligation liability.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

21. Selected Quarterly Financial Data (unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2011 and 2010 (dollars in thousands, except per share amounts) as reported herein to reflect our revisions of previously reported financial statements and as they were previously reported. See Note 3 for a discussion of the reasons for these revisions.

	2011 (as reported herein)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,782,114	$2,094,957	$2,087,285	$1,924,501
Gross profit (excluding depreciation)	229,483	276,376	281,206	251,753
Income (loss) from operations	(14,229)	24,153	22,600	(124)
Net income (loss)	$(16,572)	$21,828	$20,793	$(2,475)
Net income (loss) per share:
Basic and diluted	$(0.92)	$1.00	$0.74	$(0.09)

	2011 (as previously reported)
	First Quarter	Second Quarter	Third Quarter
Total revenues	$1,782,114	$2,094,957	$2,087,285
Gross profit (excluding depreciation)	229,483	276,376	281,206
Income (loss) from operations	(14,322)	24,066	22,539
Net income (loss)	$(16,739)	$21,667	$20,658
Net income (loss) per share:
Basic and diluted	$(0.93)	$0.99	$0.74

	2010 (as reported herein)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,383,619	$1,504,491	$1,513,110	$1,561,261
Gross profit (excluding depreciation)	204,979	253,060	260,283	224,529
Income (loss) from operations	(35,927)	6,636	10,085	(22,828)
Net income (loss)	$(41,659)	$853	$4,150	$(30,034)
Net income (loss) per share:
Basic and diluted	$(2.41)	$0.05	$0.24	$(1.71)

	2010 (as previously reported)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,383,619	$1,504,491	$1,513,110	$1,561,261
Gross profit (excluding depreciation)	204,979	253,060	260,283	224,529
Income (loss) from operations	(35,825)	6,719	10,112	(22,543)
Net income (loss)	$(41,216)	$1,173	$4,466	$(29,994)
Net income (loss) per share:
Basic and diluted	$(2.39)	$0.07	$0.26	$(1.71)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC
March 15, 2012	By:	/s/ ANDREW J. REBHOLZ
		Name:	Andrew J. Rebholz
		Title:	Executive Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. O'BRIEN Thomas M. O'Brien	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2012
/s/ ANDREW J. REBHOLZ Andrew J. Rebholz	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2012
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Director	March 15, 2012
/s/ PATRICK F. DONELAN Patrick F. Donelan	Independent Director	March 15, 2012
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Independent Director	March 15, 2012
/s/ ARTHUR G. KOUMANTZELIS Arthur G. Koumantzelis	Independent Director	March 15, 2012