Form 10-Q
period 2012-03-31
TRAVELCENTERS OF AMERICA LLC
filed 2012-05-07
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of Common Shares outstanding at May 3, 2012: 28,773,871 common shares.

 TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

March 31, 2012

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$94,937	$118,255
Accounts receivable (less allowance for doubtful accounts of $1,488 as of March 31, 2012, and $1,679 as of December 31, 2011)	167,400	130,672
Inventories	165,018	168,267
Other current assets	65,260	67,056
Total current assets	492,615	484,250

Property and equipment, net	488,629	479,943
Intangible assets, net	21,039	21,957
Other noncurrent assets	30,340	30,381
Total assets	$1,032,623	$1,016,531

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$176,908	$149,051
Current HPT Leases liabilities	25,684	25,073
Other current liabilities	117,056	113,624
Total current liabilities	319,648	287,748

Noncurrent HPT Leases liabilities	361,490	364,369
Other noncurrent liabilities	46,413	45,813
Total liabilities	727,551	697,930

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 31,683,666 shares authorized at March 31, 2012, and December 31, 2011, and 28,774,771 and 28,775,671 shares issued and outstanding at March 31, 2012, and December 31, 2011, respectively	603,170	602,636
Accumulated other comprehensive income	1,256	1,134
Accumulated deficit	(299,354)	(285,169)
Total shareholders’ equity	305,072	318,601

Total liabilities and shareholders’ equity	$1,032,623	$1,016,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011

Revenues:
Fuel	$1,683,193	$1,493,286
Nonfuel	308,154	285,378
Rent and royalties	3,522	3,450
Total revenues	1,994,869	1,782,114

Cost of goods sold (excluding depreciation):
Fuel	1,614,747	1,432,408
Nonfuel	136,770	120,223
Total cost of goods sold (excluding depreciation)	1,751,517	1,552,631

Operating expenses:
Site level operating	170,137	163,578
Selling, general & administrative	23,167	21,202
Real estate rent	49,515	47,310
Depreciation and amortization	11,842	11,622
Total operating expenses	254,661	243,712

Loss from operations	(11,309)	(14,229)

Loss from equity investees	(200)	(179)
Acquisition costs	(142)	—
Interest income	222	164
Interest expense	(2,512)	(2,108)
Loss before income taxes	(13,941)	(16,352)
Provision for income taxes	244	220
Net loss	$(14,185)	$(16,572)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $48 and $64, respectively	123	176
Other	(1)	4
Comprehensive income (loss)	$(14,063)	$(16,392)

Net loss per share:
Basic and diluted	$(0.49)	$(0.92)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(14,185)	$(16,572)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash rent expense	(2,122)	(1,325)
Share based compensation expense	534	541
Depreciation and amortization expense	11,842	11,622
Loss from equity investees	200	179
Amortization of deferred financing costs	87	70
Deferred income tax provision	51	(270)
Provision for doubtful accounts	(223)	71
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(36,456)	(62,237)
Inventories	3,839	(11,915)
Other current assets	1,237	(8,073)
Accounts payable and other current liabilities	39,590	38,532
Other, net	77	(30)
Net cash provided by (used in) operating activities	4,471	(49,407)

Cash flows from investing activities:
Proceeds from sales of improvements to HPT	13,060	—
Proceeds from asset sales	56	57
Acquisition of business, net of cash acquired	(5,570)	—
Capital expenditures	(34,777)	(22,276)
Net cash used in investing activities	(27,231)	(22,219)

Cash flows from financing activities:
Payment of deferred financing fees	(22)	—
Sale/leaseback financing obligation payments	(549)	(586)
Net cash used in financing activities	(571)	(586)

Effect of exchange rate changes on cash	13	21

Net decrease in cash	(23,318)	(72,191)

Cash and cash equivalents at the beginning of the period	118,255	125,396
Cash and cash equivalents at the end of the period	$94,937	$53,205

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest)	$2,416	$3,836
Income taxes paid (net of refunds)	$221	$(24)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

1.                                      Basis of Presentation, Business Description and Organization

TravelCenters of America LLC, which we refer to as the Company or we, us and our, operates and franchises travel centers under the “TravelCenters of America,” “TA,” “Petro Stopping Centers” and “Petro” brands primarily along the U.S. interstate highway system.  Our customers include long haul trucking fleets and their drivers, independent truck drivers and motorists.

Our travel centers typically include over 20 acres of land and offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel and convenience stores and other driver amenities.  We also collect rents and franchise royalties from our franchisees.

At March 31, 2012, our business included 238 travel centers in 41 states and in Canada, 168 of which were operated under the “Travel Centers of America” or “TA” brand names and 70 of which were operated under the “Petro Stopping Centers” or “Petro” brand name.  We operated 195 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 43 of these travel centers, including 10 travel centers which our franchisees sublease from us and 33 travel centers which our franchisees own or lease from other lessors.  We lease 145 of our TA branded sites and 40 of our Petro branded sites under leases with subsidiaries of Hospitality Properties Trust, or HPT, which we refer to as the TA Lease and Petro Lease, respectively, and which we refer to collectively as the HPT Leases.  See Note 5 for a further description of the HPT Leases.

The financial information for the three months ended March 31, 2011, included in the accompanying financial statements and notes thereto were revised from the amounts previously reported for that period.  Specifically, depreciation and amortization expense was decreased by $93 and interest expense was decreased by $74.  These revisions reduced our net loss in that period by $167, or $0.01 per share.  We have determined that the effects of these revisions were not material.  For more information about these revisions, see the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011, or our Annual Report.

The accompanying condensed consolidated financial statements are unaudited.  These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements.  The disclosures do not include all the information necessary for complete financial statements in accordance with GAAP.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.  For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  We have reclassified certain prior year amounts to be consistent with the current year presentation.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASC Topic No. 220, Comprehensive Income, which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a single statement of comprehensive income immediately following the income statement, or (2) a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders’ equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. In addition, in December 2011, the FASB issued an amendment to the standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The provisions of both pieces of new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will require retrospective application for all periods presented. We have adopted the new standard effective January 1, 2012, which has impacted our presentation of comprehensive income, but did not otherwise impact our financial position or results of operations.

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

	Three Months Ended March 31,
	2012	2011

Weighted average common shares(1)	27,118,697	16,612,906
Weighted average unvested common shares included as participating securities	1,656,310	1,403,290
Total weighted average common shares and participating securities included in the earnings per share computation	28,775,007	18,016,196

(1)  Excludes the unvested shares granted under our share award plan.

Net loss allocated to common shares and to participating securities was $13,369 and $816, respectively, for the three months ended March 31, 2012, and net loss allocated to common shares and to participating securities was $15,281 and $1,291, respectively, for the three months ended March 31, 2011.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

3.                                      Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2012	2011

Nonfuel merchandise	$123,438	$128,341
Petroleum products	41,580	39,926
Total inventories	$165,018	$168,267

4.                                      Acquisitions

In March 2012, we acquired a travel center in Georgia for approximately $5,570, net of cash acquired, and we accounted for this transaction as a business combination.  This travel center will be operated as a Petro Stopping Center.  We have included the results of this acquired site in our condensed consolidated financial statements from the date of acquisition.  The pro forma impact of including the results of operations of the acquired business from the beginning of the period is not material to our condensed consolidated results of operations.  The following table summarizes the amounts assigned, based on their fair values, to the assets we acquired and liabilities we assumed in the business combination described above.  The estimates of fair values for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date).

Cash	$31
Inventories	578
Property and equipment	5,000
Other current liabilities	(8)
Total purchase price	$5,601

During the first quarter of 2012, we incurred and charged to expense $116 of acquisition costs related to this acquisition and $26 related to other acquisitions that closed in April 2012 or that we expect to close during the third quarter of 2012.  The pending acquisitions are subject to conditions and may not close.

5.                                      Related Party Transactions

Relationship with HPT

HPT is our former parent company, our principal landlord and our largest shareholder.  We were created as a separate public company in 2007 as a result of our spin off from HPT.  As of March 31, 2012, HPT owned 2,540,000 of our common shares, representing approximately 8.8% of our outstanding common shares.  One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of HPT.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is also a trustee of HPT, and his son-in-law is an executive officer of HPT.  Our other Managing Director, Mr. Thomas O’Brien, who is also our President and Chief Executive Officer, was a former executive officer of HPT.  In addition, one of our Independent Directors, Mr. Arthur Koumantzelis, was a trustee of HPT at the time we were created.  Mr. Koumantzelis resigned and ceased to be a trustee of HPT shortly before he joined our Board of Directors in 2007.

We have two leases with HPT, the TA Lease and the Petro Lease, pursuant to which we currently lease 185 travel centers from HPT.  Our TA Lease is for 145 travel centers that we operate under the “TravelCenters of America” or “TA” brand names.  Our Petro Lease is for 40 travel centers that we operate under the “Petro” brand name.  The TA Lease expires on December 31, 2022.  The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each.  The HPT Leases are “triple net” leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, services to customers, insurance, real estate and personal property taxes, environmental related expenses and ground lease payments, if any.  We also are required to generally indemnify HPT for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased travel centers.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Effective February 1, 2012, the annual rent amount payable under the TA Lease increased by $5,000 in accordance with its terms.  This is the final scheduled rent increase included in the HPT Leases.  Effective January 2012, we began to accrue percentage rent payable to HPT under the TA Lease based on the excess of our fuel and nonfuel revenues over the 2011 period.  The percentage rent is paid to HPT quarterly in arrears.  The total amount of this percentage rent recognized as expense during the first quarter of 2012 was $729.  The following table summarizes the various amounts related to our HPT Leases that are reflected in our operating results and a reconciliation of those amounts to our consolidated financial statements:

	Three Months Ended March 31,
	2012	2011
Cash payments for rent for HPT Leases and interest on deferred rent obligation	$51,601	$48,499
Required straight line rent adjustments	(538)	1,815
Less interest paid on deferred rent obligation	—	(1,450)
Less sale/leaseback financing obligation amortization	(549)	(586)
Less amount recognized as interest expense	(1,810)	(1,773)
Less deferred leasehold improvements allowance amortization	(1,692)	(1,692)
Rent expense related to HPT Leases	47,012	44,813
Rent paid to others (1)	2,394	2,444
Straight line rent adjustments for other leases	109	53
Total real estate rent expense	$49,515	$47,310

(1)  Includes rent paid directly to HPT’s landlord under leases for properties we sublease from HPT.

The following table summarizes the various amounts related to our HPT Leases that are included in our balance sheets.

	March 31,	December 31,
	2012	2011

Current HPT Leases liabilities:
Accrued rent	$16,681	$16,109
Current portion of sale/leaseback financing obligation (1)	2,234	2,195
Total Current HPT Leases obligations	18,915	18,304
Current portion of deferred tenant improvements allowance(2)	6,769	6,769
Total Current HPT Leases liabilities	$25,684	$25,073

Noncurrent HPT Leases liabilities:
Deferred rent obligation (3)	$150,000	$150,000
Sale/leaseback financing obligation (1)	97,177	97,765
Straight line rent accrual (4)	48,321	48,920
Total noncurrent HPT Lease obligations	295,498	296,685
Deferred tenant improvements allowance (2)	65,992	67,684
Total noncurrent HPT Lease liabilities	$361,490	$364,369

(1)                                     Sale/leaseback Financing Obligation.  GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheet the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from HPT because we sublease more than a minor portion of those travel centers to third parties, and one travel center did not qualify for operating lease treatment for other reasons.  Accordingly, we recorded the leased assets at these travel centers at an amount equal to HPT’s recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale/leaseback financing obligation in our consolidated balance sheet.  We recognize a portion of the total rent payments to HPT related to these assets as amortization of the sale/leaseback financing obligation and a portion as interest expense in our consolidated statements of operations.  We determined the allocation of these rent payments to the liability and to interest expense using the effective interest method. The amounts allocated to interest expense during the quarters ended March 31, 2012 and 2011, were $1,810 and $1,773, respectively.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

(2)                                     Deferred Tenant Improvements Allowance.  Under the TA Lease, HPT provided us with a commitment to fund up to $125,000 of capital projects at the leased sites, without an increase in rent payable by us, which amount HPT had fully funded by September 30, 2010, net of discounting to reflect our accelerated receipt of those funds.  In connection with this commitment, we recognized a liability for the deferred rent related to this tenant improvements allowance.  This deferred tenant improvements allowance was initially recorded at an amount equal to the leasehold improvements receivable we recognized for the discounted value of the then expected future amounts to be received from HPT, based upon our then expected timing of receipt of those tenant improvements funding payments.  We amortize the deferred tenant improvements allowance on a straight line basis over the term of the TA Lease as a reduction of rent expense.

(3)                                     Deferred Rent Obligation.  Pursuant to our rent deferral agreement with HPT that we entered in August 2008, we deferred a total of $150,000 of rent payable to HPT through December 31, 2010.  The deferred rent obligation is payable in two installments, $107,085 in December 2022 and $42,915 in June 2024.  This obligation does not bear interest, unless certain events of default or other events occur, including a change of control of us.

(4)                                     Straight Line Rent Accrual.  The TA Lease included scheduled rent increases over the lease term, as do certain of the leases for properties we sublease from HPT but pay the rent directly to HPT’s landlord.  We recognize the effects of those scheduled rent increases in rent expense over the lease terms on a straight line basis, with offsetting entries to this accrual balance.

Under the HPT Leases, we may request that HPT purchase approved amounts for renovations, improvements and equipment at the leased travel centers, in return for annual rent increases according to the following formula: the rent per year will be increased by an amount equal to the amount paid by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%.  During the first quarter of 2012, pursuant to the terms of the HPT Leases, we sold to HPT $13,060 of improvements we previously made to properties leased from HPT, and, as a result, our annual rent payable to HPT increased by approximately $1,110.  During the first quarter of 2011, we did not sell any such leasehold improvements to HPT.  As of March 31, 2012, our property and equipment balance included $2,148 for similar improvements we have made to HPT owned sites that we expect to request that HPT purchase from us for an increase in future rent, however, HPT is not obligated to fund such amounts.

Relationship with RMR

Reit Management & Research LLC, or RMR, provides business management and shared services to us pursuant to a business management and shared services agreement, or our business management agreement.  RMR also provides building management services to us for our headquarters building pursuant to a property management agreement.  Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, including HPT.  One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is an owner of RMR and serves as President, Chief Executive Officer and director of RMR.  Our other Managing Director, Mr. Thomas O’Brien, who is also our President and Chief Executive Officer, is also an Executive Vice President of RMR.  Mr. Andrew Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, and Mr. Mark Young, our Executive Vice President and General Counsel, are each a Senior Vice President of RMR.  Our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.

Pursuant to our business management agreement with RMR, we incurred expenses of $2,322 and $2,134 for the three months ended March 31, 2012 and 2011, respectively.  In connection with our property management agreement with RMR, we incurred property management fees of $30 for the three months ended March 31, 2012.  These amounts are included in selling, general and administrative expenses in our condensed consolidated financial statements.

Relationship with AIC

We, RMR, HPT and four other companies to which RMR provides management services each currently own approximately 14.3% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Directors, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.  Our investment in AIC had a carrying value of $5,336 and $5,291 as of March 31, 2012, and December 31, 2011, respectively.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  During the three months ended March 31, 2012 and 2011, we recognized income of $45 and $35, respectively, related to this investment. In June 2010, we and the other shareholders of AIC purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2011 for a one year term and we paid a premium of $1,664 in connection with that renewal, which amount may be adjusted from time to time in response to our acquisition and disposition of properties that are included in that program.  We currently expect that we will renew this program, as it may be modified, in June 2012.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Relationship with PTP

We own a 40% interest in Petro Travel Plaza Holdings LLC, or PTP, and operate the two travel centers that PTP owns for which we receive management and accounting fees.  During the three months ended March 31, 2012 and 2011, we recognized management and accounting fee income of $200.  The carrying value of our investment in PTP as of March 31, 2012 and December 31, 2011, was $18,326 and $18,571, respectively.  At March 31, 2012 and December 31, 2011, we had a net payable to PTP of $315 and $559, respectively.  We recognized $(245) and $(214) during the three months ended March 31, 2012 and 2011, respectively, as our share of PTP’s net loss.

For further information about these and other such relationships and related person transactions, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements,” and our Annual Report on Form 10-K for the year ended December 31, 2011, or our Annual Report , our Proxy Statement for our 2012 Annual Meeting of Shareholders dated March 16, 2012, or our Proxy Statement, and our other filings with the SEC, including the sections captioned “Warning Concerning Forward Looking Statements,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these related parties, including our leases, deferral agreement and related amendments with HPT, our business management agreement and property management agreement with RMR and our shareholder agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

6.                                      Commitments and Contingencies

Contingencies

As of March 31, 2012, we have entered agreements to acquire five travel centers for an aggregate amount of approximately $21,200.  The acquisition of one of these travel centers for $7,100 closed in April 2012.  We expect to purchase the other four travel centers during the third quarter of 2012; however, these purchases are subject to conditions and may not occur.

Guarantees

In the normal course of our business we periodically enter into agreements that contain guarantees or indemnification provisions.  While we cannot estimate the maximum amount to which we may be exposed under these agreements, we do not believe that any potential guaranty or indemnification is likely to have a material adverse effect on our consolidated financial position or results of operations.

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

At March 31, 2012, we had a gross accrued liability of $11,270 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $3,262, resulting in an estimated net amount of $8,008 that we expect to need to fund from future cash flows.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We do not precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.

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

While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future or the ultimate outcome of matters currently pending.  We cannot be certain that additional contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future.  If we discover additional environmental problems, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts.  For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel, could negatively impact our business.  Further, legislation and regulations that limit carbon emissions also may cause our energy costs at our travel centers to increase.

Legal Proceedings

In July 2008, Riverside County in the State of California filed litigation against us in the Superior Court of California for Riverside County, seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to management of underground storage tanks.  In April 2009, the California Attorney General intervened in the action.  In December

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

2010, the Attorney General and the Riverside County District Attorney filed a consolidated complaint in the Superior Court of California for Riverside County in which they combined the allegations of their previous separate complaints into a single complaint, seeking unspecified civil penalties and injunctive relief, and added as an additional defendant HPT TA Properties Trust, which is a subsidiary of HPT and a landlord under the TA Lease.  Under the TA Lease, we are liable to indemnify HPT TA Properties Trust for any liabilities, costs and expenses it incurs in connection with this litigation.  In October 2011, the parties reached an agreement to settle these claims for $1,200, with a credit to us in the amount of $250 for certain improvements that we have made to our Riverside County facility.  We paid the cash portion of the settlement of $950 in April 2012.  The terms of the settlement include injunctive relief provisions requiring that TA comply with certain California environmental laws applicable to underground storage tank systems and the management of hazardous substances.

In February 2012, Riverside County in the State of California performed its annual inspection of the underground storage tank systems at one of our sites and subsequently asserted that we were in violation of state laws and regulations governing the operation of those systems.  We are in the process of reviewing the merits of these new claims and we have demanded indemnification from third parties who may be responsible for these alleged violations.

In May 2010, the California Attorney General filed a litigation on behalf of the California State Water Resources Control Board, or SWRCB, against various defendants, including us, HPT TA Properties Trust, PTP and Tejon Development Corporation, or Tejon, in the Superior Court of California for Alameda County seeking unspecified civil penalties and injunctive relief for alleged violations of underground storage tank laws and regulations at various facilities in Kern and Merced counties.  On July 26, 2010, the California Attorney General voluntarily dismissed this litigation against us and the other named defendants, and on September 2, 2010, refiled its complaint against the same defendants in the Superior Court of California for Merced County, seeking unspecified civil penalties and injunctive relief.  The parties are presently engaged in discovery and the court has not yet set a date for a trial.  We disagree with the Attorney General’s allegations, and we intend to defend this lawsuit if a settlement is not reached.  Under the TA Lease and our expired lease agreement with Tejon for a site that has since been closed, we are liable to indemnify HPT TA Properties Trust and Tejon for any liabilities, costs and expenses they incur in connection with this litigation.

Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in U.S. district courts in over 20 states.  Major petroleum refineries and retailers were named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale.  One theory alleges that the plaintiffs purchased smaller amounts of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy.  A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  These “tax” cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays.  We believe that there are substantial factual and legal defenses to the theories alleged in these so called “hot fuel” lawsuits.  The “temperature” cases seek nonmonetary relief in the form of an order requiring the defendants to install devices that display the temperature of the fuel and/or temperature correcting equipment on their retail fuel pumps and monetary relief in the form of damages, but the plaintiffs have not quantified the damages they seek.  The “tax” cases also seek monetary relief.  Plaintiffs have proposed a formula (which we dispute) to measure these damages as the difference between the amount of fuel excise taxes paid by defendants and the amount collected by defendants on motor fuel sales.  Plaintiffs have taken the position in filings with the Court that under this approach, our damages for an eight-year period for one state would be approximately $10,700.  We deny liability and disagree with the plaintiffs’ positions.  All of these cases have been consolidated in the U.S. District Court for the District of Kansas pursuant to multi-district litigation procedures.  On May 28, 2010, that Court ruled that, with respect to two cases originally filed in the U.S. District Court for the District of Kansas, it would grant plaintiffs’ motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel).  On January 19, 2012, the Court amended its prior ruling, and certified a class with respect to plaintiffs’ claims for damages as well.  A TA entity was named in one of those two Kansas cases, but the Court ruled that the named plaintiffs were not sufficient to represent a class as to TA.  The U.S. District Court for the District of Kansas has not issued a decision on class certification with respect to the remaining cases that have been consolidated in the multi-district litigation.  Because various motions are pending, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.  However, the continued cost of litigating these cases could be significant.

On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the U.S. District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

to add us as a defendant, which was allowed on March 25, 2010.  The amended complaint also added as defendants Ceridian Corporation, Pilot Travel Centers LLC and Love’s Travel Stops & Country Stores, Inc.  Comdata markets fuel cards which are used for payments by trucking companies at truck stops.  The amended complaint alleged antitrust violations arising out of Comdata’s contractual relationships with truck stops in connection with its fuel cards.  The plaintiffs have sought unspecified damages and injunctive relief.  On March 24, 2011, the Court dismissed the claims against TA in the amended complaint, but granted plaintiffs leave to file a new amended complaint.  Four independent truck stop owners, as plaintiffs, filed a new amended complaint against us on April 21, 2011, repleading their claims.  On May 6, 2011, we renewed our motion to dismiss the complaint with prejudice while discovery otherwise proceeded.  The Court denied our renewed motion to dismiss on March 29, 2012, and ordered us to file an answer on or before April 30, 2012.  A schedule for the matter has not otherwise been set.  We believe that there are substantial factual and legal defenses to the plaintiffs’ claims against us, but that the costs to defend this case could be significant.

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

7.                                      Income Taxes

Because we do not have sufficient history of generating taxable income we do not currently recognize in our income tax provision the future benefit of all of our deferred tax assets, including the tax benefit associated with our loss carry forwards from prior years.  We will continue to assess our ability to generate taxable income during future periods in which our deferred tax assets may be realized.  If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statement of operations, which will affect our results of operations.  As a result of certain trading in our shares during 2007, our 2007 federal net operating loss of $50,346 and other tax credit carry forwards are generally not available to us for the purpose of offsetting future taxable income because of certain Internal Revenue Code provisions regarding changes in ownership of our common shares.  As of December 31, 2011, we had an unrestricted available federal net operating loss carry forward of approximately $146,268.  Our federal, and the majority of our state, net operating loss carry forwards will begin to expire in 2027.  Certain of our other state net operating loss carry forwards will begin to expire in 2012.  In addition, certain states have temporarily suspended the use of net operating loss carry forwards.

For the three months ended March 31, 2012 and 2011, we recognized tax expense of $244 and $220, respectively, which included tax expense of $192 and $168, respectively, for state taxes on operating income that are payable without regard to our tax loss carry forwards.  Tax expense also included $52 in each quarter related to a noncash deferred liability arising from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes.

8.                                         Other Information

Interest expense consisted of the following:

	Three Months Ended March 31,
	2012	2011

HPT rent classified as interest	$1,810	$1,773
Amortization of deferred financing costs	87	70
Other	615	265
Total interest expense	$2,512	$2,108

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollars in thousands)

The following discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in our Annual Report on Form 10-K for the year ended December 31, 2011, or our Annual Report.

Our revenues and income are subject to potentially material changes as a result of the market prices of fuel, as well as the availability of these products.  These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment.  Over the past few years there has been significant volatility in the cost of fuel.  During 2011, fuel prices generally rose during the first quarter of 2011 due in part to the political unrest in Northern Africa and the Middle East.  Fuel prices began to decline during the second quarter of 2011, and during the second half of 2011 fuel prices generally continued to decline due to, among other reasons, concerns the U.S. and global economies were sliding into a recession.  During the first quarter of 2012, prices have generally risen and are at a higher level than the prices experienced during the first quarter of 2011.  We expect that these significant changes in our costs for these products can largely be passed on to our customers, but often there are delays in passing on price changes that can affect our fuel gross margins.  Although other factors have an effect, fuel gross margins per gallon tend to be lower during periods of rising fuel commodity prices and higher during periods of falling fuel commodity prices.  Also, fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements.  We expect that the fuel markets will continue to be volatile for the foreseeable future.

The trucking industry is the primary customer for our goods and services.  Freight and trucking demand in the U.S. historically generally reflects the level of commercial activity in the U.S. economy.  The slow improvement of the U.S. economy generally, and the improving financial condition and increased activity of the trucking industry in the U.S. specifically, impacted our financial results during the 2012 first quarter.  Our nonfuel revenues in the 2012 first quarter increased on a same site basis over the prior year, but our 2012 fuel sales volumes on a same site basis were largely unchanged compared to the prior year and the level of fuel sales volume continues to be well below that experienced before the U.S. economic recession which began in late 2007 or 2008.  While the U.S. economy has been slowly growing over the past several quarters and trucking activity measures reflect continued growth in that industry, the strength and sustainability of any economic recovery remains uncertain.  If the U.S. economy worsens, our financial results may not improve and may decline, resulting in increased losses from operations.

There can be no assurance that industry conditions will not deteriorate or that any one or more of the risks identified under the section “Risk Factors,” “Warning Concerning Forward Looking Statements” or elsewhere in our Annual Report, under “Warning Concerning Forward Looking Statements” or elsewhere in this Quarterly Report, or some other unidentified risk will not manifest itself in a manner which is material and adverse to our results of operations, cash flow or financial position.

Number of Travel Center Sites

The following table summarizes the changes in the number of travel center sites (company operated and franchisee operated) from December 31, 2010 through March 31, 2012:

			Franchisee
			Owned
	Company	Franchisee	and
	Operated	Operated	Operated	Total
Number of travel centers at December 31, 2010	188	10	30	228

January - March 2011 Activity:
Opened franchised travel center	—	—	1	1
Number of travel centers at March 31, 2011	188	10	31	229

April - December 2011 Activity:
Acquired travel centers	6	—	(1)	5
New franchised travel centers	—	—	3	3
Number of travel centers at December 31, 2011	194	10	33	237

January — March 2012 Activity:
Acquired travel center	1	—	—	1
Number of travel centers at March 31, 2012	195	10	33	238

During the first quarter of 2012 we entered agreements to acquire five travel centers we intend to operate. The acquisition of one of these travel centers closed in April 2012.  Four of these five travel centers currently are franchisee owned and operated travel centers operating under the Petro brand.  In April 2012, one Petro franchise agreement expired and was not renewed.

Relevance of Fuel Revenues

Due to volatile pricing of fuel products and our pricing to fuel customers, we believe that fuel revenue is not a reliable basis for analyzing our results of operations from period to period.  As a result solely of changes in fuel prices, our fuel revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin per gallon.  We consider fuel volumes and fuel gross margin to be better measures of comparative performance than fuel revenues.  However, fuel pricing and revenues can materially impact our working capital requirements; see “Liquidity and Capital Resources” below.

Results of Operations (dollars in thousands)

Three months ended March 31, 2012 compared to March 31, 2011

The following table presents changes in our operating results for the three months ended March 31, 2012, as compared with the three months ended March 31, 2011.

	Three Months Ended March 31,		$	%
(dollars in thousands)	2012	2011	Change	Change

Revenues:
Fuel	$1,683,193	$1,493,286	$189,907	12.7%
Nonfuel	308,154	285,378	22,776	8.0%
Rent and royalties	3,522	3,450	72	2.1%
Total revenues	1,994,869	1,782,114	212,755	11.9%

Cost of goods sold (excluding depreciation):
Fuel	1,614,747	1,432,408	182,339	12.7%
Nonfuel	136,770	120,223	16,547	13.8%
Total cost of goods sold (excluding depreciation)	1,751,517	1,552,631	198,886	12.8%

Operating expenses:
Site level operating expenses	170,137	163,578	6,559	4.0%
Selling, general & administrative expense	23,167	21,202	1,965	9.3%
Real estate rent	49,515	47,310	2,205	4.7%
Depreciation and amortization expense	11,842	11,622	220	1.9%
Total operating expenses	254,661	243,712	10,949	4.5%

Loss from operations	(11,309)	(14,229)	2,920	-20.5%
Loss from equity investees	(200)	(179)	(21)	11.7%
Acquisition costs	(142)	—	(142)	100.0%
Interest income	222	164	58	35.4%
Interest expense	(2,512)	(2,108)	(404)	19.2%
Loss before income taxes	(13,941)	(16,352)	2,411	14.7%
Provision for income taxes	244	220	24	10.9%
Net loss	$(14,185)	$(16,572)	$2,387	-14.4%

Same Site Comparisons. As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we include a travel center in the following same site comparisons only if we or a franchisee continuously operated it from January 1, 2011, through March 31, 2012.  We do not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered.  The table below excludes the data of two travel centers TA operates that are owned by a joint venture and two company operated sites that were temporarily closed during parts of the period.

	Three Months Ended March 31,		$	%
(gallons and dollars in thousands)	2012	2011	Change	Change

Number of company operated travel centers	184	184	—	—

Fuel: (1)
Sales volume (gallons)	471,720	474,021	(2,301)	-0.5%
Revenues	$1,550,842	$1,415,245	$135,597	9.6%
Gross margin	$65,712	$60,283	$5,429	9.0%
Gross margin per gallon	$0.139	$0.127	$0.012	9.4%

Nonfuel: (1)
Total nonfuel revenues	$300,520	$283,882	$16,638	5.9%
Nonfuel gross margin	$167,492	$164,263	$3,229	2.0%
Nonfuel gross margin percentage	55.7%	57.9%		-220	b.p
Total gross margin	$233,204	$224,546	$8,658	3.9%

Site level operating expenses (1) (2)	$161,832	$162,255	$(423)	-0.3%
Site level operating expenses as a percentage of nonfuel revenues(1) (2)	53.9%	57.2%		-330	b.p.

Site level gross margin in excess of site level operating expenses(1) (2)	$71,372	$62,291	$9,081	14.6%

Number of franchisee operated travel centers	40	40	—	—
Rent and royalty revenues	$3,272	$3,210	$62	1.9%

(1)                             Includes fuel volume, gross margin, revenues and expenses of travel centers that were company operated during the entirety of each of the periods presented.

(2)                             Excludes real estate rent expense.

Revenues.  Revenues for the three month period ended March 31, 2012, were $1,994,869, which represented an increase from the quarter ended March 31, 2011, of $212,755, or 11.9%, primarily related to an increase in fuel revenue.

Fuel revenues were 84.4% of total revenues for the quarter ended March 31, 2012, compared to 83.8% for the same period in 2011.  Fuel revenues for the quarter ended March 31, 2012, were $1,683,193, an increase of $189,907, or 12.7%, compared to the same period in 2011.  This increase was principally the result of increases in fuel prices and also resulted from increased fuel sales volume.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for three months ended March 31, 2011	500,865	$1,493,286

Increase due to petroleum products price changes	—	151,244
Decrease due to same site volume changes	(2,301)	(7,695)
Increase due to travel centers opened	13,872	45,554
Other changes, net	265	804
Net change from prior year period	11,836	189,907

Results for three months ended March 31, 2012	512,701	$1,683,193

On a same site basis, fuel sales volume for our company operated travel centers decreased by 2,301 gallons, or 0.5%, during the three months ended March 31, 2012, compared to the same period in 2011.  We believe this decrease was largely the result of capital projects during the first quarter of 2012 to replace fuel dispensers and install diesel exhaust fluid dispensers that required us to take certain diesel dispensers out of service during the period as well as our decisions to avoid certain lower margin sales.  The decrease in our same site fuel sales volumes were offset by an increase in fuel prices and by fuel sales at our travel centers that were opened since the first quarter of 2011.

Nonfuel revenues were 15.4% of total revenues for the quarter ended March 31, 2012, compared to 16.0% for the same period in 2011.  Nonfuel revenues for the three months ended March 31, 2012, were $308,154, an increase of $22,776, or 8.0%, compared to the same period in 2011.  The majority of the change between years resulted from an increase in revenues at those sites we operated continuously during both periods.  On a same site basis for our company operated sites, nonfuel revenues increased by $16,638, or 5.9%, during the three months ended March 31, 2012, compared to the same period in 2011.  We believe the same site nonfuel revenue increase reflects increased customer spending due to increased customer traffic, certain price increases we have instituted as a result of increased prices we paid for nonfuel inventory purchases and the effects of certain of our marketing initiatives.   The increase in nonfuel revenues was also the result of sales at the travel centers we opened since the first quarter of 2011.

Rent and royalty revenues for the three months ended March 31, 2012, were $3,522, an increase of $72, or 2.1%, compared to the same period in 2011.  Rent and royalties increased as a result of increased nonfuel revenues at our franchisee locations and the addition of three franchisee locations since the first quarter of 2011. These increases were partially offset by our acquisition in May 2011 of one franchise travel center that we now operate.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended March 31, 2012, was $1,751,517, an increase of $198,886, or 12.8%, compared to the same period in 2011.  Fuel cost of goods sold for the quarter ended March 31, 2012, of $1,614,747 increased by $182,339, or 12.7%, compared to the same period in 2011.  This increase in fuel cost of goods sold primarily resulted from the increase in fuel prices and the increase in fuel sales volumes.  The fuel gross margin per gallon of $0.139 on a same site basis for the three months ended March 31, 2012, was $0.012 per gallon higher than for the same period of 2011, primarily as a result of variations in market prices for fuel and our decisions regarding pricing.

Nonfuel cost of goods sold for the three months ended March 31, 2012, was $136,770, an increase of $16,547, or 13.8%, compared to the same period in 2011.  Nonfuel cost of goods sold increased due to the nonfuel sales increases noted above, combined with increases in product unit costs.  Nonfuel gross margin for the three months ended March 31, 2012, was $171,384, compared to $165,155 during the same period of 2011.  Nonfuel gross margin was 55.6% and 57.9% of nonfuel revenues during the first quarters of 2012 and 2011, respectively.  The nonfuel gross margin percentage decreased as a result of a decision to lower our retail prices for certain products in order to encourage higher sales volumes of store products as well as a change in the mix of truck service products and services sold.

Site level operating expenses.  Site level operating expenses for the three months ended March 31, 2012, were $170,137, an increase of $6,559, or 4.0%, compared to the same period in 2011.  The increase in site level operating expenses was due to increased labor costs, which principally increased to support the increases in our nonfuel sales levels, including those at the travel centers we opened since the first quarter of 2011, and as a result of adjustments to reserves for certain environmental matters.

On a same site basis for our company operated sites, site level operating expenses decreased by $423, or 0.3%, for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to a decrease in our utility costs as a result of the mild weather experienced throughout the U.S. during the first quarter of 2012 and partially offset by increases in costs to maintain our operating locations.  Site level operating expenses as a percentage of nonfuel revenues for the quarter ended March 31, 2012, were 53.9%, compared to 57.2% for the same period in 2011.  The decrease in operating expenses as a percentage of nonfuel revenues primarily was because certain of our expenses are fixed in nature, or otherwise do not vary directly with sales, so that increases in our revenues did not result in corresponding increases in those site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2012, were $23,167, an increase of $1,965, or 9.3%, compared to the same period in 2011.  This increase primarily resulted from increases in legal expenses and personnel costs.

Real estate rent expense.  Rent expense for the three months ended March 31, 2012, was $49,515, an increase of $2,205 compared to the same period in 2011 that resulted from the rent related to improvements sold to HPT during 2011 and percentage rent recognized under the TA Lease based on increases in 2012 fuel and nonfuel revenues over the 2011 amounts at the sites leased under the TA Lease.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended March 31, 2012, was $11,842, an increase of $220, or 1.9%, compared to the same period in 2011.

Interest expense.  Interest expense consisted of the following:

	Three Months Ended March 31,		$
(dollars in thousands)	2012	2011	Change

HPT rent classified as interest	$1,810	$1,773	$37
Amortization of deferred financing costs	87	70	17
Other	615	265	350
Total interest expense	$2,512	$2,108	$404

Income tax provision.  Our provision for income taxes was $244 and $220 for the three month periods ended March 31, 2012 and 2011, respectively.  We do not currently recognize the benefit of all of our deferred tax assets, including the tax benefit associated with our tax loss carry forwards from prior years but our tax loss carry forwards do offset any federal tax associated with our current taxable income.  Our income tax provision represents certain minimum income based state taxes payable without regard to our tax loss carry forwards as well as the recognition of deferred tax liabilities related to the tax amortization of indefinite lived intangible assets that cannot be used to reduce existing deferred tax assets.

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

Liquidity and Capital Resources (dollars in thousands)

Our principal liquidity requirements are to meet our operating expenses, including rent, and to fund our capital expenditures and working capital requirements.  Our principal sources of liquidity to meet these requirements are:

•                  our cash balance;

•                  our operating cash flow;

•                  our credit facility;

•                  our ability to offer to sell to HPT, for an increase in our rent, tenant improvements we make to the sites we lease from HPT, as further described below under “Related Party Transactions”; and

•                  our ability to issue new debt and equity securities. We have an effective shelf registration statement that allows us to issue public securities, but does not assure that there will be buyers for such securities.

Additionally, the unencumbered operating real estate and developable land that we own may be financed or sold as a source of additional liquidity over time.

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

•                  the potential negative impacts of inflation on our nonfuel cost of goods sold, on our nonfuel gross margins and working capital requirements; and

•                  the present difficult economic conditions in the U.S. and the trucking industry and risk of a renewed economic slowdown or recession.

A reduction in our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods.  Also, the increases in the prices of fuel and nonfuel goods experienced during the first quarter of 2012 materially increased our required investments in working capital to carry our inventory and receivables.  Additional increases in the prices we must pay to obtain fuel, a decrease in the amount of time we have to pay our trade creditors, or an increase in cash deposits required by our suppliers to secure our credit lines, may increase our working capital requirements materially.  In addition, because of the recent and current economic, industry and global credit market conditions and our historical operating losses, credit may be expensive and difficult for us to obtain.

Assets and Liabilities

At March 31, 2012, and December 31, 2011, we had cash and cash equivalents of $94,937 and $118,255, respectively.  Our total current assets at March 31, 2012, were $492,615, compared to $484,250 at December 31, 2011.  Our total current liabilities were $319,648 at March 31, 2012, compared to $287,748 at December 31, 2011.  During the 2012 first quarter, the decrease in our cash balance was primarily attributable to the $40,347 we invested in capital expenditures and the acquisition of one travel center.  This spending was partially offset by the $13,060 of proceeds we received from selling improvements to HPT and cash generated from our operations and working capital changes.  Accounts receivable, accounts payable and fuel inventory increased as a result of the higher fuel prices and increased sales levels.

Revolving Credit Facility

We have a revolving credit agreement, or credit facility, with a group of commercial banks.  Under this credit facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in October 2016.  The availability of this maximum amount is subject to limits based on qualified collateral.  Subject to available collateral and lender participation, the maximum amount may be increased to $300,000.  The credit facility may be used for general business purposes and provides for the issuance of letters of credit.  Generally, no principal payments are due until maturity.  Borrowings under the credit facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a spread (which spread is subject to adjustment based upon facility availability, utilization and other matters).  Pursuant to the credit facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the credit facility.

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

Our credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets and the amount available to us is determined by reference to a borrowing base calculation based on eligible cash, accounts receivable and inventory.  At March 31, 2012, this borrowing base calculation provided a total of $169,804 available for loans and letters of credit under the credit facility.  At March 31, 2012, there were no loans outstanding under the credit facility but we had outstanding $70,521 of letters of credit issued under that facility, securing certain purchases, insurance, fuel taxes and other trade obligations.

Investment Activities

Our business of operating high sales volume travel centers open 24 hours every day requires that we make regular capital investments in our existing sites to maintain their competitive attractiveness to our customers.  During the three months ended March 31, 2012, we made capital investments of $33,866 for improvements to existing travel centers and of $911 to improve the eight travel centers we acquired during 2011.  In March 2012 we purchased a travel center for $5,570.

We have entered into agreements to purchase five travel centers for an aggregate amount of $21,200.  The acquisition of one of these travel centers for $7,100 closed in April 2012 and we expect the acquisition of the other four travel centers to close during the third quarter of 2012; however, the acquisitions of these four travel centers are subject to conditions and may not occur.  We currently intend to continue to selectively and strategically pursue acquisitions of additional travel centers.

During the first quarter of 2012, we received $13,060 of proceeds from the sale to HPT of improvements we previously made to travel centers leased from HPT, and as a result our annual rent increased by $1,110.  At March 31, 2012, we had assets of $2,148 included in our property and equipment that we expect to request that HPT purchase for a future increase in rent; however, HPT is not obligated to purchase those assets.

Off Balance Sheet Arrangements (dollars in thousands)

As of March 31, 2012, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt owed by an entity in which we own a minority interest.  We own a 40% interest in a joint venture, Petro Travel Plaza Holdings LLC, or PTP, that owns two travel centers that we operate.  These travel centers are encumbered by debt of approximately $18,568 as of March 31, 2012, that is secured by PTP’s real property and which matures in December 2018.  We account for the investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt.  We are not directly liable for this debt, but the carrying value of our investment in this joint venture ($18,326 at March 31, 2012) could be adversely affected if PTP defaulted on this debt and PTP’s property was used to satisfy this debt.  In connection with the loan agreement entered by PTP, we and Tejon, the owner of the majority interest in PTP, each agreed to indemnify the lender against liability from environmental matters related to PTP’s sites.

Related Party Transactions (dollars in thousands, except share amounts)

Relationships with HPT, RMR and AIC

We have relationships among us, our Directors, our executive officers, HPT, RMR, AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example: we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also directors or officers of ours or RMR, including HPT, which is our former parent company, our principal landlord and our largest shareholder; and we have a relationship with AIC, an Indiana insurance company, which we, RMR, HPT and four other companies to which RMR provides management services each currently own approximately 14.3% of, and with respect to which we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  Also, as a further example, RMR assists us with various aspects of our business pursuant to a business management agreement and provides building management services related to our headquarters office building pursuant to a property management agreement.  For further information about these and other such relationships and related person transactions, please see Note 5 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report, including “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement and our other filings with the SEC, including the sections captioned “Warning Concerning Forward Looking Statements,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” of our Annual Report, and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these related parties, including our leases, rent deferral agreement and related amendments with HPT, our business management agreement and property management agreement with RMR and our shareholder agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with HPT, RMR and AIC are on commercially reasonable terms.  We also believe that our relationships with HPT, RMR, AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

Relationship with PTP

We own a 40% interest in PTP and operate the two travel centers that PTP owns.  Additional information regarding our relationship and transactions with PTP can be found above in “Off Balance Sheet Arrangements” and in Note 5 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Environmental and Climate Change Matters (dollars in thousands)

At March 31, 2012, we had an accrued liability of $11,270 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $3,262, resulting in an estimated net amount of $8,008 that we expect to need to fund from future cash flows.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We do not precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.

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

For further information about these and other environmental and climate change matters, see the disclosure under the heading “Environmental Matters” in Note 6 to the Notes to Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. — “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, filed with the SEC on March 16, 2012.  Our exposure to market risks has not changed materially from that set forth in our Annual Report.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and Rule 15d-15.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at March 31, 2012, as a result of the continuing existence of the material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report.  These material weaknesses relate to (1) our controls over determining whether impairment indicators for our property and equipment exist and subsequently measuring any resulting impairment charges and (2) our controls over the assignment and review of useful lives for property and equipment.

Changes in Internal Control over Financial Reporting

Except as described in this Item 4, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting

We are in the process of designing and implementing improved internal controls to remediate the material weaknesses that continued to exist as of March 31, 2012, as set forth above.

With respect to the controls over impairment indicators and charges, we have adopted new procedures for performing our annual impairment analysis and for performing our identification of potential indicators of impairment during the year, including more frequent quantitative and qualitative assessments throughout the year and analysis of the financial results of our travel centers after taking into account the allocation of rent expense incurred under the HPT Leases.  We also have designed new processes for the supervisory review of the assumptions, calculations and results of such analyses, and we intend to arrange additional formal training of our accounting staff and management personnel regarding generally accepted accounting principles with respect to impairment analysis and fair value calculations.

With respect to the controls over depreciation expense, we have designed new procedures for assigning depreciable lives to our property and equipment assets based on their specific circumstances.  We have also designed new processes for the supervisory review of the depreciable life assignment process.  In addition, we are developing routine data reports and periodic exception reports to be reviewed by supervisory personnel on a regular basis and intend to design additional analytical review procedures regarding depreciation expense as part of our financial statement preparation process.

The changes described above were in process as of March 31, 2012, but had not yet been completed, documented and tested.  We expect that these remediations will be complete during 2012.

Part II. Other Information

Item 1. Legal Proceedings

The disclosure under the heading “Legal Proceedings” in Note 6 to the Notes to Consolidated Financial Statements in this Quarterly Report is incorporated herein by reference.

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

Exhibit 101.1

The following materials from TravelCenters of America LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.  (furnished herewith.)

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE:

•                  THIS QUARTERLY REPORT INCLUDES STATEMENTS THAT OUR NET LOSS DECREASED AND THAT FUEL AND NONFUEL SALES AND FUEL GROSS MARGIN LEVELS INCREASED.  AN IMPLICATION OF THESE STATEMENTS MAY BE THAT WE WILL BE ABLE TO OPERATE PROFITABLY IN THE FUTURE. IN FACT, THERE ARE MANY FACTORS WHICH WILL IMPACT OUR FUTURE OPERATIONS THAT MAY CAUSE US TO OPERATE UNPROFITABLY IN ANNUAL AND/OR QUARTERLY PERIODS IN ADDITION TO THOSE STATED ITEMS, INCLUDING SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS SEASONALITY, THE CONDITION OF THE U.S. ECONOMY GENERALLY, THE FUTURE DEMAND FOR OUR GOODS AND SERVICES AND COMPETITION IN OUR BUSINESS. ALSO, IT SHOULD BE NOTED THAT, DESPITE THE STATED IMPROVEMENTS, WE STILL REALIZED A NET LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2012;

•                  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE AND LEGISLATION AND REGULATION REGARDING CLIMATE CHANGE, INCLUDING GREENHOUSE GAS EMISSIONS, AND OTHER ENVIRONMENTAL MATTERS MAY BE ADOPTED OR ADMINISTERED AND ENFORCED DIFFERENTLY IN THE FUTURE, WHICH COULD REQUIRE US TO EXPEND SIGNIFICANT AMOUNTS AND OUR BUSINESS TO DECLINE MATERIALLY;

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE ACQUIRED TRAVEL CENTER LOCATIONS DURING 2011, LISTS SEVERAL PURCHASES THAT WE HAVE COMPLETED OR AGREED TO COMPLETE DURING 2012 AND STATES THAT WE CURRENTLY INTEND TO CONTINUE OUR EFFORTS TO SELECTIVELY ACQUIRE OTHER PROPERTIES.  THE IMPLICATIONS OF THESE STATEMENTS MAY BE THAT WE WILL BE ABLE TO COMPLETE ALL OF THESE PURCHASES AND WILL BE ABLE TO OPERATE OUR NEW LOCATIONS PROFITABLY.  MANY OF THE TRAVEL CENTERS WE HAVE ACQUIRED PRODUCED OPERATING RESULTS WHICH MAY HAVE CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW OPERATIONS INTO OUR EXISTING OPERATIONS AND SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS THE LEVEL OF DEMAND FOR OUR GOODS AND SERVICES ARISING FROM THE U.S. ECONOMY GENERALLY.  WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE TRAVEL CENTER OPERATIONS OR OPERATE THESE LOCATIONS, OR ANY OF THEM, PROFITABLY IN THE FUTURE.  ALSO, WE MAY NOT SUCCEED IN IDENTIFYING AND/OR ACQUIRING OTHER PROPERTIES;

•                  THIS QUARTERLY REPORT STATES THAT WE HAD $94.9 MILLION OF CASH AND CASH EQUIVALENTS AT MARCH 31, 2012, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR BANK CREDIT FACILITY, THAT WE RECEIVED $13.1 MILLION FROM HPT FOR SALES TO HPT OF QUALIFYING IMPROVEMENTS, THAT WE EXPECT TO SELL TO HPT IMPROVEMENTS WE HAVE MADE OR IN THE FUTURE MAKE TO THE PROPERTIES WE LEASE FROM HPT AND THAT WE OWN UNENCUMBERED REAL ESTATE THAT MAY BE ADDITIONAL SOURCES OF LIQUIDITY OVER TIME.  THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL LIQUIDITY.  IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH.  AS OF MARCH 31, 2012, $70.5 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO PROVIDE LETTERS OF CREDIT TO OUR SUPPLIERS, INSURERS AND TAXING AUTHORITIES AND WE HAVE COLLATERALIZED OUR BANK FACILITY WITH SUBSTANTIALLY ALL OF OUR CASH, ACCOUNTS RECEIVABLE, INVENTORIES, EQUIPMENT AND INTANGIBLE ASSETS.  IN ADDITION, OUR BUSINESS REQUIRES US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS, HPT IS NOT OBLIGATED TO PURCHASE THE

IMPROVEMENTS WE MAY REQUEST AND WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

•                  THIS QUARTERLY REPORT STATES THAT OUR BUSINESS REQUIRES REGULAR CAPITAL EXPENDITURES.  THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT.  SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED.  CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO COMPLETE IN THE FUTURE, AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, DEMANDS OF OUR CUSTOMERS, ACQUISITIONS OR OTHER MATTERS, MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED.  SOME CAPITAL PROJECTS TAKE MORE TIME THAN ANTICIPATED.  AS A RESULT OF MARKET CONDITIONS OR CAPITAL CONSTRAINTS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE;

•                  THIS QUARTERLY REPORT STATES OUR CURRENT OBSERVATIONS AS TO ECONOMIC AND INDUSTRY CONDITIONS.  HOWEVER, IMPROVEMENTS, IF ANY, IN THE U.S. ECONOMY OR IN THE TRUCKING OR TRAVEL CENTER INDUSTRIES MAY NOT CONTINUE, AND OUR FUEL AND NONFUEL SALES VOLUMES MAY NOT INCREASE OR OUR SALES VOLUMES MAY DECLINE;

•                  THIS QUARTERLY REPORT STATES SOME OF OUR BELIEFS WITH RESPECT TO VARIOUS PENDING LITIGATION, AND THESE STATEMENTS MAY IMPLY THAT WE WILL PREVAIL IN OUR LITIGATION.  IN FACT, WE MAY BE UNABLE TO PREVAIL IN OUR PENDING LITIGATION AND ANY SETTLEMENT OR ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.  ALSO, THE LEGAL AND OTHER EXPENSES WE MAY INCUR IN CONNECTION WITH LITIGATION WILL DEPEND, IN PART, UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL, AND THESE LITIGATION COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS;

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200 MILLION.  HOWEVER, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY UNDER THIS FACILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORIES THAT VARY IN AMOUNT FROM TIME TO TIME.  ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200 MILLION.  ALSO, THIS QUARTERLY REPORT STATES THAT THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION.  NONETHELESS, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY IF WE WOULD LIKE TO DO SO;

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE PROPERTY INSURANCE PURSUANT TO A PROGRAM ARRANGED BY AIC THAT WE EXPECT TO RENEW, AS IT MAY BE MODIFIED, IN JUNE 2012.  IN FACT, WE MAY NOT RENEW THIS INSURANCE PROGRAM, OR IF WE DO, THE TERMS, INCLUDING COSTS TO US, MAY CHANGE SIGNIFICANTLY, AND, AS A RESULT, WE MAY INCUR INCREASED COSTS TO OBTAIN INSURANCE OR THE COVERAGE UNDER ANY SUCH RENEWED OR NEW PROGRAM OR POLICY MAY BE REDUCED FROM CURRENT LEVELS;

•                  WE MAY NOT REALIZE OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC; AND

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

THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR CUSTOMERS AND FRANCHISEES;

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

•                  THE ACQUISITION OF TRAVEL CENTERS MAY SUBJECT US TO ADDITIONAL OR GREATER RISKS THAN OUR CONTINUING OPERATIONS, INCLUDING THE ASSUMPTION OF UNKNOWN LIABILITIES;

•                  MOST OF OUR TRUCKING CUSTOMERS TRANSACT BUSINESS WITH US BY USE OF FUEL CARDS, WHICH ARE ISSUED BY THIRD PARTY FUEL CARD COMPANIES.  THE FUEL CARD INDUSTRY HAS ONLY A FEW SIGNIFICANT PARTICIPANTS.  FUEL CARD COMPANIES FACILITATE PAYMENTS TO US, AND CHARGE US FEES FOR THESE SERVICES.  COMPETITION, OR LACK THEREOF, AMONG THE FUEL CARD COMPANIES MAY RESULT IN FUTURE INCREASES IN OUR TRANSACTION FEE EXPENSES OR WORKING CAPITAL REQUIREMENTS, OR BOTH;

•                  IN THE PAST, INCREASES IN FUEL PRICES HAVE REDUCED THE DEMAND FOR THE PRODUCTS AND SERVICES THAT WE SELL BECAUSE HIGH FUEL PRICES MAY HAVE ENCOURAGED FUEL CONSERVATION, DIRECTED FREIGHT BUSINESS AWAY FROM TRUCKING OR OTHERWISE ADVERSELY AFFECTED THE BUSINESS OF OUR CUSTOMERS.  FUTURE INCREASES IN FUEL PRICES MAY HAVE SIMILAR AND OTHER ADVERSE EFFECTS ON OUR BUSINESS;

•                  OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO MAINTAIN OUR CURRENT TERMS FOR OUR PURCHASES ON CREDIT.  IF WE ARE UNABLE TO PURCHASE GOODS ON REASONABLE CREDIT TERMS, OUR REQUIRED WORKING CAPITAL MAY INCREASE AND WE MAY INCUR MATERIAL LOSSES.  IN TIMES OF RISING FUEL AND NONFUEL PRICES OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO INCREASE THE CREDIT AMOUNTS THEY EXTEND TO US, WHICH MAY REQUIRE US TO INCREASE OUR WORKING CAPITAL INVESTMENT. ALSO, IN LIGHT OF THE RECENT CREDIT MARKET CONDITIONS AND OUR HISTORICAL OPERATING LOSSES, THE AVAILABILITY AND THE TERMS OF ANY CREDIT WE MAY BE ABLE TO OBTAIN ARE UNCERTAIN;

•                  WE ARE CURRENTLY INVOLVED IN SEVERAL LITIGATION MATTERS.  DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN RESULT IN UNANTICIPATED RESULTS.  LITIGATION IS USUALLY EXPENSIVE AND DISTRACTING TO MANAGEMENT.  WE CAN PROVIDE NO ASSURANCE AS TO THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE INVOLVED;

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL MAY ADVERSELY AFFECT OUR OPERATING RESULTS;

•                  ALTHOUGH WE BELIEVE THAT WE BENEFIT FROM OUR CONTINUING RELATIONSHIPS WITH HPT, RMR AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES, ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, HPT, RMR AND AFFILIATED AND RELATED PERSONS AND ENTITIES MAY PRESENT A CONTRARY PERCEPTION OR RESULT IN LITIGATION;

•                  AS A RESULT OF CERTAIN TRADING IN OUR SHARES DURING 2007, WE EXPERIENCED AN OWNERSHIP CHANGE AS DEFINED BY SECTION 382 OF THE INTERNAL REVENUE CODE, OR THE CODE; CONSEQUENTLY, WE ARE UNABLE TO USE OUR NET OPERATING LOSS GENERATED IN 2007 TO OFFSET ANY FUTURE TAXABLE INCOME WE MAY GENERATE.  IF WE EXPERIENCE ADDITIONAL OWNERSHIP CHANGES, AS DEFINED IN THE CODE, OUR NET OPERATING LOSSES GENERATED AFTER 2007 COULD ALSO BE SUBJECT TO LIMITATIONS ON USAGE; AND

•                  OUR LIMITED LIABILITY COMPANY AGREEMENT AND BYLAWS AND CERTAIN OF OUR OTHER AGREEMENTS INCLUDE VARIOUS PROVISIONS WHICH MAY DETER A CHANGE OF CONTROL OF US AND, AS A RESULT, OUR SHAREHOLDERS MAY BE UNABLE TO REALIZE A TAKE OVER PREMIUM FOR THEIR SHARES.

WE ACCUMULATED A SIGNIFICANT DEFICIT FROM SEVERAL YEARS OF NET LOSSES SINCE WE BECAME A PUBLICLY OWNED COMPANY ON JANUARY 31, 2007.  ALTHOUGH WE GENERATED NET INCOME FOR THE YEAR ENDED DECEMBER 31, 2011, AND OUR PLANS ARE INTENDED TO GENERATE NET INCOME IN FUTURE PERIODS, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

RESULTS THAT DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY ALSO BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS AS DESCRIBED MORE FULLY  IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011, INCLUDING UNDER “WARNING CONCERNING FORWARD LOOKING STATEMENTS” AND “ITEM 1A.  RISK FACTORS,” AND ELSEWHERE IN THIS QUARTERLY REPORT.

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

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	Andrew J. Rebholz
May 7, 2012		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)