Form 10-Q
period 2012-06-30
TRAVELCENTERS OF AMERICA LLC
filed 2012-08-07
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of Common Shares outstanding at August 2, 2012: 28,809,871 common shares.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

June 30, 2012

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)

	June 30,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$129,386	$118,255
Accounts receivable (less allowance for doubtful accounts of $1,514 as of June 30, 2012, and $1,679 as of December 31, 2011)	155,018	130,672
Inventories	165,290	168,267
Other current assets	62,579	67,056
Total current assets	512,273	484,250

Property and equipment, net	523,713	479,943
Intangible assets, net	20,185	21,957
Other noncurrent assets	29,440	30,381
Total assets	$1,085,611	$1,016,531

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$178,276	$149,051
Current HPT Leases liabilities	26,027	25,073
Other current liabilities	140,528	113,624
Total current liabilities	344,831	287,748

Noncurrent HPT Leases liabilities	358,145	364,369
Other noncurrent liabilities	47,280	45,813
Total liabilities	750,256	697,930

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 31,684 shares authorized at June 30, 2012, and December 31, 2011, and 28,810 and 28,776 shares issued and outstanding at June 30, 2012, and December 31, 2011, respectively	603,731	602,636
Accumulated other comprehensive income	1,126	1,134
Accumulated deficit	(269,502)	(285,169)
Total shareholders’ equity	335,355	318,601

Total liabilities and shareholders’ equity	$1,085,611	$1,016,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2012	2011

Revenues:
Fuel	$1,689,007	$1,762,020
Nonfuel	348,743	329,508
Rent and royalties	3,757	3,429
Total revenues	2,041,507	2,094,957

Cost of goods sold (excluding depreciation):
Fuel	1,592,870	1,676,236
Nonfuel	154,414	142,345
Total cost of goods sold (excluding depreciation)	1,747,284	1,818,581

Operating expenses:
Site level operating	176,088	171,183
Selling, general & administrative	24,366	22,206
Real estate rent	49,364	47,827
Depreciation and amortization	12,388	11,007
Total operating expenses	262,206	252,223

Income from operations	32,017	24,153

Income from equity investees	662	396
Acquisition costs	(316)	(446)
Interest income	360	172
Interest expense	(2,482)	(2,216)
Income before income taxes	30,241	22,059
Provision for income taxes	389	231
Net income	$29,852	$21,828

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $(50) and $13, respectively	(127)	35
Other	(3)	39
Comprehensive income	$29,722	$21,902

Net income per share:
Basic and diluted	$1.04	$1.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Six Months Ended
	June 30,
	2012	2011

Revenues:
Fuel	$3,372,200	$3,255,306
Nonfuel	656,897	614,886
Rent and royalties	7,279	6,879
Total revenues	4,036,376	3,877,071

Cost of goods sold (excluding depreciation):
Fuel	3,207,617	3,108,644
Nonfuel	291,184	262,568
Total cost of goods sold (excluding depreciation)	3,498,801	3,371,212

Operating expenses:
Site level operating	346,225	334,761
Selling, general & administrative	47,533	43,408
Real estate rent	98,879	95,137
Depreciation and amortization	24,230	22,629
Total operating expenses	516,867	495,935

Income from operations	20,708	9,924

Income from equity investees	462	217
Acquisition costs	(458)	(446)
Interest income	582	336
Interest expense	(4,994)	(4,324)
Income before income taxes	16,300	5,707
Provision for income taxes	633	451
Net income	$15,667	$5,256

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $(3) and $77, respectively	(4)	211
Other	(4)	43
Comprehensive income	$15,659	$5,510

Net income per share:
Basic and diluted	$0.54	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net income	$15,667	$5,256
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash rent expense adjustments	(4,772)	(2,552)
Share based compensation expense	1,095	1,152
Depreciation and amortization expense	24,230	22,629
Income from equity investees	(462)	(217)
Distribution from equity investee	2,000	—
Amortization of deferred financing costs	175	142
Deferred income tax provision	208	104
Provision for doubtful accounts	14	217
Changes in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(24,364)	(83,084)
Inventories	4,217	(7,336)
Other current assets	4,160	(9,784)
Accounts payable and other current liabilities	57,965	67,267
Other, net	167	(726)
Net cash provided by (used in) operating activities	80,300	(6,932)

Cash flows from investing activities:
Proceeds from sales of improvements to HPT	18,065	35,863
Acquisitions of businesses, net of cash acquired	(17,830)	(31,216)
Capital expenditures	(68,392)	(38,516)
Proceeds from asset sales	111	80
Net cash used in investing activities	(68,046)	(33,789)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	53,135
Proceeds from borrowings on revolving credit facility	—	(1,000)
Repayment of borrowings on revolving credit facility	—	1,000
Payment of deferred financing fees	(22)	—
Sale/leaseback financing obligation payments	(1,098)	(1,023)
Net cash provided by (used in) financing activities	(1,120)	52,112

Effect of exchange rate changes on cash	(3)	24

Net increase in cash	11,131	11,415

Cash and cash equivalents at the beginning of the period	118,255	125,396
Cash and cash equivalents at the end of the period	$129,386	$136,811

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest)	$4,781	$4,727
Income taxes paid (net of refunds)	950	609

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars and shares in thousands, except per share amounts)

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

At June 30, 2012, our business included 240 travel centers in 41 states and in Canada, 170 of which were operated under the “Travel Centers of America” or “TA” brand names and 70 of which were operated under the “Petro Stopping Centers” or “Petro” brand name.  Of these 240 travel centers, we operated 198, which we refer to as Company operated sites, and our franchisees operated 42. Of the 240 travel centers comprising our business at June 30, 2012, we owned 19 of the travel centers and we leased 145 of our TA branded sites and 40 of our Petro branded sites under leases with subsidiaries of Hospitality Properties Trust, or HPT, which we refer to as the TA Lease and Petro Lease, respectively, and which we refer to collectively as the HPT Leases.  We sublease to franchisees 10 of the travel centers we lease under the TA Lease.  In addition, we operate four other travel centers pursuant to lease or management agreements with parties other than HPT, including two sites owned by a joint venture in which we have a minority investment.  See Note 5 for a further description of the HPT Leases and our joint venture investment.

The financial information for the three and six months ended June 30, 2011, included in the accompanying financial statements and notes thereto were revised from the amounts previously reported for those periods.  Specifically, depreciation and amortization expense was decreased by $87 and $180, respectively, and interest expense was decreased by $74 and $148, respectively.  These revisions increased our net income for the three and six months ended June 30, 2011, by $161 and $328, or $0.01 and $0.02 per share, respectively.  We have determined that the effects of these revisions were not material.  For more information about these revisions, see the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011, or our Annual Report.

The accompanying condensed consolidated financial statements are unaudited.  These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements.  The disclosures do not include all the information necessary for complete financial statements in accordance with GAAP.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report.  In the opinion of our management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation have been included.  While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.  For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASC Topic No. 220, Comprehensive Income, which amended its guidance on the presentation of comprehensive income in financial statements with a stated intention of improving the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a single statement that presents net income and comprehensive income, or (2) a separate statement of comprehensive income immediately following the income statement. Companies are no longer allowed to present comprehensive income on the statement of changes in shareholders’ equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. In addition, in December 2011, the FASB issued an amendment to the standard that deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The provisions of both pieces of new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and requires retrospective application for all periods presented. Our adoption of this new standard, which was effective January 1, 2012, affected our presentation of comprehensive income but did not otherwise affect our financial position or results of operations.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars and shares in thousands, except per share amounts)

2.                                      Earnings Per Share

Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings with all of our other common shares.   In May 2011, we issued 10,000 shares in a public offering.  The following table presents a reconciliation from net income to the net income available to common shareholders and the related earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income, as reported	$29,852	$21,828	$15,667	$5,256
Less: net income attributable to participating securities	1,715	1,400	901	369
Net income available to common shareholders	$28,137	$20,428	$14,766	$4,887

Weighted average common shares(1)	27,141	20,480	27,130	18,557

Basic and diluted net income per share	$1.04	$1.00	$0.54	$0.26

(1)             Excludes the unvested shares granted under our share award plan.  The number of unvested participating shares as of the three and six months ended June 30, 2012 and 2011, was 1,655 and 1,403, respectively.

3.                                      Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2012	2011

Nonfuel merchandise	$129,596	$128,341
Petroleum products	35,694	39,926
Total inventories	$165,290	$168,267

4.                                    Acquisitions

In March 2012, we acquired a travel center in Georgia for $5,601 and we accounted for this transaction as a business combination.  We operate this travel center as a Petro Stopping Center.

In April 2012, we acquired a travel center in Pennsylvania for $7,541 and we accounted for this transaction as a business combination.  This travel center was formerly operated by a franchisee as a Petro Stopping Center and we now operate this travel center for our own account as a Petro Stopping Center.

In June 2012, we acquired two travel centers in Michigan.  We purchased these properties for an aggregate amount of $4,769 and we accounted for this transaction as a business combination.  We operate these travel centers as TravelCenters of America sites.

We have included the results of these acquired sites in our condensed consolidated financial statements from their respective dates of acquisition.  The pro forma impact of including the results of operations of the acquired business from the beginning of the period is not material to our condensed consolidated results of operations.  The following table summarizes the amounts assigned, based on their fair values, to the assets we acquired and liabilities we assumed in the business combinations described above.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars and shares in thousands, except per share amounts)

Cash	$81
Inventories	1,241
Other current assets	19
Property and equipment	16,572
Other noncurrent assets	45
Other current liabilities	(47)
Total purchase price	$17,911

In July 2012, we acquired four travel centers in Indiana (three of which had been operated as Petro Stopping Centers by a franchisee) and a travel center in New Mexico for an aggregate amount of $22,133, net of cash acquired.  We expect to account for these transactions as business combinations.

During the three and six months ended June 30, 2012, we incurred and charged to expense $316 and $458, respectively, of acquisition costs related to our business combination transactions.  During the three and six months ended June 30, 2011, we incurred and charged to expense $446 of acquisition costs.

5.                                      Related Party Transactions

Relationship with HPT

HPT is our former parent company, our principal landlord and our largest shareholder.  We were created as a separate public company in 2007 as a result of our spin off from HPT.  As of June 30, 2012, HPT owned 2,540 of our common shares, representing approximately 8.8% of our outstanding common shares.  One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of HPT.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is also a trustee of HPT, and his son-in-law is an executive officer of HPT.  Our other Managing Director, Mr. Thomas O’Brien, who is also our President and Chief Executive Officer, was a former executive officer of HPT.  In addition, one of our Independent Directors, Mr. Arthur Koumantzelis, was a trustee of HPT at the time we were created.  Mr. Koumantzelis resigned and ceased to be a trustee of HPT shortly before he joined our Board of Directors in 2007.

We have two leases with HPT, the TA Lease and the Petro Lease, pursuant to which we currently lease 185 travel centers from HPT.  Our TA Lease is for 145 travel centers that we operate under the “TravelCenters of America” or “TA” brand names.  Our Petro Lease is for 40 travel centers that we operate under the “Petro” brand name.  The TA Lease expires on December 31, 2022.  The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each.  The HPT Leases are “triple net” leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, services to customers, insurance, real estate and personal property taxes, environmental related expenses and ground lease payments, if any.  We also are required to generally indemnify HPT for certain environmental matters and for liabilities that arise from ownership or operation of the leased travel centers.

Effective February 1, 2012, the annual rent amount payable under the TA Lease increased by $5,000 pursuant to the final fixed rent increase included in the HPT Leases.  Effective January 2012, we began to accrue percentage rent payable to HPT under the TA Lease, which is based on the excess of our fuel and nonfuel revenues over the 2011 period.  The percentage rent is paid to HPT quarterly in arrears.  The total amount of this percentage rent recognized as expense during the three and six months ended June 30, 2012 was $326 and $1,055, respectively.

Under the HPT Leases, we may request that HPT purchase approved amounts for renovations, improvements and equipment at the leased travel centers, in return for annual rent increases according to the following formula: the rent per year will be increased by an amount equal to the amount paid by HPT multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%.  During the six months ended June 30, 2012, pursuant to the terms of the HPT Leases, we sold to HPT $18,065 of improvements we previously made to properties leased from HPT, and as a result, our annual rent payable to HPT increased by approximately $1,535.  As of June 30, 2012, our property and equipment balance included $13,236 for similar improvements we have made to HPT owned sites that we expect to request that HPT purchase from us for an increase in future rent; however, HPT is not obligated to fund such amounts.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars and shares in thousands, except per share amounts)

The following table summarizes the various amounts related to our HPT Leases that are reflected in our operating results and a reconciliation of those amounts to our consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash payments for rent for HPT Leases (1)	$51,713	$48,966	$103,314	$97,465
Accrued estimated percentage rent not yet paid	208	—	208	—
Required straight line rent adjustments	(1,013)	421	(1,551)	2,236
Less interest paid on deferred rent obligation	—	—	—	(1,450)
Less sale/leaseback financing obligation amortization	(549)	(438)	(1,098)	(1,023)
Less portion of rent payments recognized as interest expense	(1,810)	(1,921)	(3,620)	(3,694)
Less deferred tenant improvements allowance amortization	(1,692)	(1,692)	(3,384)	(3,384)
Rent expense related to HPT Leases	46,857	45,336	93,869	90,150
Rent paid to others (2)	2,453	2,448	4,847	4,892
Straight line rent adjustments for other leases	54	43	163	95
Total real estate rent expense	$49,364	$47,827	$98,879	$95,137

(1)  Includes the final payment for interest on TA’s deferred rent obligation made in January 2011.

(2)  Includes rent paid directly to HPT’s landlords under leases for properties we sublease from HPT.

The following table summarizes the various amounts related to our HPT Leases that are included in our balance sheets.

	June 30,	December 31,
	2012	2011

Current HPT Leases liabilities:
Accrued rent	$16,984	$16,109
Current portion of sale/leaseback financing obligation (1)	2,274	2,195
Total current HPT Leases obligations	19,258	18,304
Current portion of deferred tenant improvements allowance(2)	6,769	6,769
Total Current HPT Leases liabilities	$26,027	$25,073

Noncurrent HPT Leases liabilities:
Deferred rent obligation (3)	$150,000	$150,000
Sale/leaseback financing obligation (1)	96,588	97,765
Straight line rent accrual (4)	47,257	48,920
Total noncurrent HPT Lease obligations	293,845	296,685
Deferred tenant improvements allowance (2)	64,300	67,684
Total Noncurrent HPT Lease liabilities	$358,145	$364,369

(1)                                     Sale/leaseback Financing Obligation.  GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheet the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from HPT because we sublease more than a minor portion of those travel centers to third parties, and one travel center did not qualify for operating lease treatment for other reasons.  Accordingly, we recorded the leased assets at these travel centers at an amount equal to HPT’s recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale/leaseback financing obligation in our consolidated balance sheet.  We recognize a portion of the total rent payments to HPT related to these assets as amortization of the sale/leaseback financing obligation and a portion as interest expense in our consolidated statements of operations.  We determined the allocation of these rent payments to the liability and to interest expense using the effective interest method. The amounts allocated to interest expense were $1,810 and $1,921, respectively, for the three months ended June 30, 2012 and 2011 and $3,620 and $3,694, respectively, during the six months ended June 30, 2012 and 2011.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars and shares in thousands, except per share amounts)

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

(3)                                     Deferred Rent Obligation.  Pursuant to our rent deferral agreement with HPT, through December 31, 2010, we deferred a total of $150,000 of rent payable to HPT.  The deferred rent obligation is payable in two installments, $107,085 in December 2022 and $42,915 in June 2024.  This obligation does not bear interest, unless certain events of default or other events occur, including a change of control of us.

(4)                                     Straight Line Rent Accrual.  The TA Lease included scheduled rent increases over the lease term, as do certain of the leases for properties we sublease from HPT but pay the rent directly to HPT’s landlords.  We recognize the effects of those scheduled rent increases in rent expense over the lease terms on a straight line basis, with offsetting entries to this accrual balance.

Relationship with RMR

Reit Management & Research LLC, or RMR, provides business management and shared services to us pursuant to a business management and shared services agreement, or our business management agreement.  RMR also provides building management services to us for our headquarters building pursuant to a property management agreement.  Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, including HPT.  One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is an owner of RMR and serves as President, Chief Executive Officer and director of RMR.  Our other Managing Director, Mr. Thomas O’Brien, who is also our President and Chief Executive Officer, is also an Executive Vice President of RMR.  Mr. Andrew Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, and Mr. Mark Young, our Executive Vice President and General Counsel, are each a Senior Vice President of RMR.  HPT’s executive officers are officers of RMR.  Our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.

Pursuant to our business management agreement with RMR, we incurred expenses of $2,732 and $2,548 for the three months ended June 30, 2012 and 2011, respectively, and $5,054 and $4,682 for the six months ended June 30, 2012 and 2011, respectively.  In connection with our property management agreement with RMR, we incurred property management fees of $30 and $60 for the three and six months ended June 30, 2012, respectively.  These amounts are included in selling, general and administrative expenses in our condensed consolidated financial statements.

Relationship with AIC

We, RMR, HPT and five other companies to which RMR provides management services each currently own 12.5% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  One of those five other companies became a shareholder of AIC during the quarter ended June 30, 2012.  All of our Directors and nearly all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.  Our investment in AIC had a carrying value of $5,408 and $5,291 as of June 30, 2012, and December 31, 2011, respectively.   We recognized income of $76 and $48 for the three months ended June 30, 2012 and 2011, respectively, and $121 and $83 for the six months ended June 30, 2012 and 2011, respectively, related to this investment.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2012 for a one year term and we paid a premium, including taxes and fees, of $3,183 in connection with that renewal, which amount may be adjusted from time to time in response to our acquisition and disposition of properties that are included in that program.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars and shares in thousands, except per share amounts)

insurance.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Relationship with PTP

We own a 40% interest in Petro Travel Plaza Holdings LLC, or PTP, and operate the two travel centers that PTP owns for which we receive management and accounting fees.  The carrying value of our investment in PTP as of June 30, 2012 and December 31, 2011, was $16,912 and $18,571, respectively.  During the three and six months ended June 30, 2012 and 2011, we recognized management and accounting fee income of $200 and $400, respectively.  At June 30, 2012 and December 31, 2011, we had a net payable to PTP of $1,115 and $559, respectively.  During the three and six months ended June 30, 2012 and 2011, we recognized income of $586 and $341, respectively, and $348 and $134, respectively, related to this investment.  In June 2012, we received a $2,000 distribution from PTP that represented a return on our investment.  Accordingly, this distribution is included in cash provided by operating activities in the accompanying statement of cash flows.

For further information about these and other such relationships and related person transactions, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement for our 2012 Annual Meeting of Shareholders dated March 16, 2012, or our Proxy Statement, and our other filings with the SEC, including Note 18 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Warning Concerning Forward Looking Statements,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these related parties, including our leases, deferral agreement and related amendments with HPT, our business management agreement and property management agreement with RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

6.                                      Commitments and Contingencies

Commitments

As of June 30, 2012, we had entered agreements to acquire four travel centers for an aggregate amount of $14,100 (plus the cost of saleable inventories).  We completed the purchase of these travel centers during July 2012.

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

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars and shares in thousands, except per share amounts)

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

At June 30, 2012, we had a gross accrued liability of $11,130 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $3,844, resulting in an estimated net amount of $7,286 that we expect to need to fund from future cash flows.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We do not precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.

We have insurance of up to $35,000 for certain environmental liabilities at certain of our travel centers that were known at the time the policies were issued, and up to $60,000 for certain environmental liabilities not known by us at the time the policies were issued, subject, in each case, to certain limitations and deductibles.  However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.

While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future or the ultimate outcome of matters currently pending.  We cannot be certain that contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future.  If we discover additional environmental problems, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts.  For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor vehicle gasoline and diesel fuel, could negatively impact our business.  Further, legislation and regulations that limit carbon emissions also may cause our energy costs at our travel centers to increase.

Legal Proceedings

In July 2008, Riverside County in the State of California filed litigation against us in the Superior Court of California for Riverside County, seeking civil penalties and injunctive relief for alleged past violations of various state laws and regulations relating to management of underground storage tanks.  In April 2009, the California Attorney General intervened in that case.  In December 2010, the Attorney General and the Riverside County District Attorney filed a consolidated complaint in the Superior Court of California for Riverside County in which they combined the allegations of their previous separate complaints into a single complaint, seeking unspecified civil penalties and injunctive relief, and added as an additional defendant HPT TA Properties Trust, which is a subsidiary of HPT and a landlord under the TA Lease.  Under the TA Lease, we are liable to indemnify HPT TA Properties Trust for any liabilities, costs and expenses it incurs in connection with this litigation.  In October 2011, the parties reached an agreement to settle these claims for $1,200, with a credit to us in the amount of $250 for certain improvements that we have made to our Riverside County facility.  We paid the cash portion of the settlement of $950 in April 2012.  The terms of the settlement include injunctive relief provisions requiring that TA comply with certain California environmental laws applicable to underground storage tank systems and the management of hazardous substances.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars and shares in thousands, except per share amounts)

In February 2012, Riverside County in the State of California performed its annual inspection of the underground storage tank systems at one of our sites and subsequently asserted that we were in violation of state laws and regulations governing the operation of those systems.  We are in the process of reviewing the merits of these new claims and we have demanded indemnification from third parties who we believe may be responsible for these alleged violations.

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

Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in U.S. district courts in over 20 states.  Major petroleum refiners and retailers were named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale.  One theory alleges that the plaintiffs purchased smaller amounts of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy.  A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  These “tax” cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays.  We believe that there are substantial factual and legal defenses to the theories alleged in these so called “hot fuel” lawsuits.  The “temperature” cases seek nonmonetary relief in the form of an order requiring the defendants to install devices that display the temperature of the fuel and/or temperature correcting equipment on their retail fuel pumps and monetary relief in the form of damages, but the plaintiffs have not quantified the damages they seek.  The “tax” cases also seek monetary relief.  Plaintiffs have proposed a formula (which we dispute) to measure these damages as the difference between the amount of fuel excise taxes paid by defendants and the amount collected by defendants on motor fuel sales.  Plaintiffs have taken the position in filings with the Court that under this approach, our damages for an eight-year period for one state would be approximately $10,700.  We deny liability and disagree with the plaintiffs’ positions.  All of these cases have been consolidated in the U.S. District Court for the District of Kansas pursuant to multi-district litigation procedures.  On May 28, 2010, that Court ruled that, with respect to two cases originally filed in the U.S. District Court for the District of Kansas, it would grant plaintiffs’ motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel).  On January 19, 2012, the Court amended its prior ruling, and certified a class with respect to plaintiffs’ claims for damages as well.  A TA entity was named in one of those two Kansas cases, but the Court ruled that the named plaintiffs were not sufficient to represent a class as to TA.  Several defendants in the Kansas cases, including major petroleum refiners, have entered into multi-state settlements, which have not yet been approved by the Court.  A trial against the remaining defendants in the Kansas cases is scheduled for August 27, 2012.  The U.S. District Court for the District of Kansas has not issued a decision on class certification with respect to the remaining cases that have been consolidated in the multi-district litigation.  Because various motions are pending, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.  However, the continued cost of litigating these cases could be significant.

On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the U.S. District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant, which was allowed on March 25, 2010.  The amended complaint also added as defendants Ceridian Corporation, Pilot Travel Centers LLC and Love’s Travel Stops & Country Stores, Inc.  Comdata markets fuel cards which are used for payments by trucking companies at truck stops.  The amended complaint alleged antitrust violations arising out of Comdata’s contractual relationships with truck stops in connection with its fuel cards.  The plaintiffs have sought unspecified damages and injunctive relief.  On March 24, 2011, the Court dismissed the claims against TA in the amended complaint, but granted plaintiffs leave to file a new amended complaint.  Four independent truck stop owners, as plaintiffs, filed a new amended complaint against us on April 21, 2011, repleading their claims.  On May 6, 2011, we renewed our motion to dismiss the complaint with prejudice while discovery otherwise proceeded.  The Court denied our renewed motion to dismiss on March 29, 2012, and we filed an answer to the

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars and shares in thousands, except per share amounts)

complaint on April 30, 2012.  A trial schedule for the matter has not otherwise been set.  We believe that there are substantial factual and legal defenses to the plaintiffs’ claims against us, but that the costs to defend this case could be significant.

In addition to the legal proceedings referenced above, we are involved from time to time in various other legal and administrative proceedings, including tax audits, incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

For the three months ended June 30, 2012 and 2011, we recognized tax expense of $389 and $231, respectively, which included tax expense of $232 and $179, respectively, for state taxes on operating income that are payable without regard to our tax loss carry forwards.  Tax expense also included $52 in each quarter related to a noncash deferred liability arising from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes.  For the three months ended June 30, 2012, tax expense also includes $105 related to a noncash deferred liability arising from foreign currency translation adjustments which are unavailable to offset our deferred tax assets.

For the six months ended June 30, 2012 and 2011, we recognized tax expense of $633 and $451, respectively, which included tax expense of $424 and $347, respectively, for state taxes on operating income that are payable without regard to our tax loss carry forwards.  Tax expense also included $104 during each of the six month periods related to a noncash deferred liability arising from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes.  For the six months ended June 30, 2012, tax expense also includes $105 related to a noncash deferred liability arising from foreign currency translation adjustments which are unavailable to offset our deferred tax assets.

8.                                         Other Information

Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
HPT rent classified as interest	$1,810	$1,921	$3,620	$3,694
Amortization of deferred financing costs	88	71	175	142
Other	584	224	1,199	488
Interest expense	$2,482	$2,216	$4,994	$4,324

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollars in thousands)

The following discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in our Annual Report.

Our revenues and income are subject to potentially material changes as a result of the market prices of fuel, as well as the availability of these products.  These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment.  Over the past few years there has been significant volatility in the cost of fuel.  During 2011, fuel prices generally rose during the first quarter of 2011 due in part to the political unrest in Northern Africa and the Middle East.  Fuel prices began to decline during the second quarter of 2011, and during the second half of 2011 fuel prices generally continued to decline due to, among other reasons, concerns the U.S. and global economies were sliding into a recession.  During the first half of 2012, prices have generally continued to decrease due to continued global economic concerns, including economic conditions in Europe, and at June 30, 2012, fuel prices were below the price level of June 30, 2011.  We expect that significant changes in our costs for fuel products can largely be passed on to our customers, but often there are delays in passing on price changes that can affect our fuel gross margins.  Although other factors have an effect, fuel gross margins per gallon tend to be lower during periods of rising fuel commodity prices and higher during periods of falling fuel commodity prices.  Also, fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements.  We expect that the fuel markets will continue to be volatile for the foreseeable future.

The trucking industry is the primary customer for our goods and services.  Freight and trucking demand in the U.S. historically generally reflects the level of commercial activity in the U.S. economy.  The slow improvement of the U.S. economy generally, and the improving financial condition and increased activity of the trucking industry in the U.S. specifically, impacted our financial results during the first half of 2012.  However, the improved fuel efficiency of heavy truck engines and other fuel conservation practices of trucking companies have somewhat reduced the demand for diesel fuel that might otherwise exist for a given level of U.S. economic activity.  Reflecting these and other factors, our nonfuel revenues in the first half of 2012 increased on a same site basis over the prior year, but our 2012 fuel sales volumes on a same site basis were largely unchanged compared to the prior year and the level of fuel sales volume continues to be well below that experienced before the U.S. economic recession which began in late 2007 or 2008.  While the U.S. economy has been slowly growing over the past several quarters and trucking activity measures reflect continued growth in that industry, the strength and sustainability of any economic recovery remains uncertain.  If the U.S. economy worsens, our financial results may not improve and may decline, resulting in losses from operations.

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

Number of Travel Center Sites

The following table summarizes the changes in the number of travel center sites (company operated and franchisee operated) from December 31, 2010 through June 30, 2012:

			Franchisee
			Owned
	Company	Franchisee	and
	Operated	Operated	Operated	Total
Number of travel centers at December 31, 2010	188	10	30	228

January - June 2011 Activity:
Acquired travel centers	6	—	(1)	5
Opened franchised travel center	—	—	1	1
Number of travel centers at June 30, 2011	194	10	30	234

July - December 2011 Activity:
New franchised travel centers	—	—	3	3
Number of travel centers at December 31, 2011	194	10	33	237

January — June 2012 Activity:
Acquired travel centers	4	—	(1)	3
Number of travel centers at June 30, 2012	198	10	32	240

During July 2012 we acquired five travel centers that we now operate, three of which had been owned and operated by a franchisee under the Petro brand as of June 30, 2012.

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

Results of Operations (dollars in thousands)

Three months ended June 30, 2012 compared to June 30, 2011

The following table presents changes in our operating results for the three months ended June 30, 2012, as compared with the three months ended June 30, 2011.

	Three Months Ended June 30,		$	%
(dollars in thousands)	2012	2011	Change	Change

Revenues:
Fuel	$1,689,007	$1,762,020	$(73,013)	-4.1%
Nonfuel	348,743	329,508	19,235	5.8%
Rent and royalties	3,757	3,429	328	9.6%
Total revenues	2,041,507	2,094,957	(53,450)	-2.6%

Cost of goods sold (excluding depreciation):
Fuel	1,592,870	1,676,236	(83,366)	-5.0%
Nonfuel	154,414	142,345	12,069	8.5%
Total cost of goods sold (excluding depreciation)	1,747,284	1,818,581	(71,297)	-3.9%

Operating expenses:
Site level operating expenses	176,088	171,183	4,905	2.9%
Selling, general & administrative expense	24,366	22,206	2,160	9.7%
Real estate rent	49,364	47,827	1,537	3.2%
Depreciation and amortization expense	12,388	11,007	1,381	12.5%
Total operating expenses	262,206	252,223	9,983	4.0%

Income from operations	32,017	24,153	7,864	32.6%

Income from equity investees	662	396	266	67.2%
Acquisition costs	(316)	(446)	130	-29.1%
Interest income	360	172	188	109.3%
Interest expense	(2,482)	(2,216)	(266)	12.0%
Income before income taxes	30,241	22,059	8,182	37.1%
Provision for income taxes	389	231	158	68.4%
Net income	$29,852	$21,828	$8,024	36.8%

Same Site Comparisons. As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we include a travel center in the following same site comparisons only if we or a franchisee continuously operated it from April 1, 2011, through June 30, 2012.  We do not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered.  The table below excludes the data of two travel centers TA operates that are owned by a joint venture.

(gallons and dollars in thousands,	Three Months Ended June 30,		$	%
except per gallon amounts)	2012	2011	Change	Change

Number of company operated travel centers	186	186	—

Fuel: (1)
Sales volume (gallons)	487,609	498,770	(11,161)	-2.2%
Revenues	$1,561,111	$1,663,110	$(101,999)	-6.1%
Gross margin	$93,349	$83,921	$9,428	11.2%
Gross margin per gallon	$0.191	$0.168	$0.023	13.7%

Nonfuel: (1)
Revenues	$339,981	$326,832	$13,149	4.0%
Gross margin	$189,783	$185,725	$4,058	2.2%
Gross margin percentage	55.8%	56.8%		-100	b.p.

Total gross margin(1)	$283,132	$269,646	$13,486	5.0%

Site level operating expenses (1)	$168,751	$168,139	$612	0.4%

Net site level operating expenses as a percentage of nonfuel revenues	49.6%	51.4%		-180	b.p.
Net site level gross margin in excess of site level operating expenses(1)	$114,381	$101,507	$12,874	12.7%

Number of franchisee operated travel centers	39	39	—

Rent and royalty revenues	$3,415	$3,281	$134	4.1%

(1)                             Includes fuel volume, gross margin, revenues and site level operating expenses for only those travel centers that were company operated during the entirety of both of the periods presented.

Revenues.  Revenues for the three month period ended June 30, 2012, were $2,041,507, which represented a decrease from the quarter ended June 30, 2011, of $53,450, or 2.6%, primarily related to a decrease in fuel revenue.

Fuel revenues were 82.7% of total revenues for the quarter ended June 30, 2012, compared to 84.1% for the same period in 2011.  Fuel revenues for the quarter ended June 30, 2012, were $1,689,007, a decrease of $73,013, or 4.1%, compared to the same period in 2011.  This decrease was principally the result of decreases in fuel prices and also resulted from decreased fuel sales  volume, which decreases were partially offset by fuel sales at travel centers we acquired or opened since April 1, 2011.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for three months ended June 30, 2011	529,570	$1,762,020

Decrease due to petroleum products price changes	—	(70,910)
Decrease due to same site volume changes	(11,161)	(35,679)
Increase due to travel centers acquired or opened	10,882	34,753
Other changes, net	(368)	(1,177)
Net change from prior year period	(647)	(73,013)

Results for three months ended June 30, 2012	528,923	$1,689,007

On a same site basis, fuel sales volume for our company operated travel centers decreased by 11,161 gallons, or 2.2%, during the three months ended June 30, 2012, compared to the same period in 2011.  We believe this decrease was largely the result of capital projects during 2012 to replace fuel dispensers and install diesel exhaust fluid dispensers that required us to take certain diesel dispensers out of service during the period as well as our decisions to avoid certain lower margin sales.

Nonfuel revenues were 17.1% of total revenues for the quarter ended June 30, 2012, compared to 15.7% for the same period in 2011.  Nonfuel revenues for the three months ended June 30, 2012, were $348,743, an increase of $19,235, or 5.8%, compared to the same period in 2011.  The majority of the change between years related to those sites we operated continuously during both periods.  On a same site basis for our company operated sites, nonfuel revenues increased by $13,149, or 4.0%, during the three months ended June 30, 2012, compared to the same period in 2011.  We believe the same site nonfuel revenue increase reflects increased customer spending due to increased customer traffic, certain price increases we have instituted as a result of increased prices we paid for nonfuel inventory purchases and the effects of certain of our marketing initiatives.  The increase in nonfuel revenues was also the result of sales at the travel centers we acquired or opened since the first quarter of 2011.

Rent and royalty revenues for the three months ended June 30, 2012, were $3,757, an increase of $328, or 9.6%, compared to the same period in 2011.  Rent and royalties increased as a result of increased nonfuel revenues at our franchisee locations and the addition of three franchisee locations since the first quarter of 2011. These increases were partially offset by our acquisition of two franchise travel centers that we now operate; these travel centers were acquired in May 2011 and April 2012, respectively.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended June 30, 2012, was $1,747,284, a decrease of $71,297, or 3.9%, compared to the same period in 2011.  Fuel cost of goods sold for the quarter ended June 30, 2012, of $1,592,870 decreased by $83,366, or 5.0%, compared to the same period in 2011.  This decrease in fuel cost of goods sold primarily resulted from the decrease in fuel prices and also from the slight decline in fuel sales volume.  The fuel gross margin per gallon of $0.191 on a same site basis for the three months ended June 30, 2012, was $0.023 per gallon higher than for the same period of 2011, primarily as a result of variations in market prices for fuel and our decisions regarding pricing.

Nonfuel cost of goods sold for the three months ended June 30, 2012, was $154,414, an increase of $12,069, or 8.5%, compared to the same period in 2011.  Nonfuel cost of goods sold increased due to the nonfuel sales increases noted above, combined with increases in product unit costs.  Nonfuel gross margin for the three months ended June 30, 2012, was $194,329, compared to $187,163 during the same period of 2011.  Nonfuel gross margin was 55.7% and 56.8% of nonfuel revenues during the second quarters of 2012 and 2011, respectively.  The nonfuel gross margin percentage primarily decreased as a result of a change in the mix of truck service products and services sold and a delay in reflecting certain product cost increases in our retail prices.

Site level operating expenses.  Site level operating expenses for the three months ended June 30, 2012, were $176,088, an increase of $4,905, or 2.9%, compared to the same period in 2011.  The increase in site level operating expenses primarily was due to increased labor costs, which principally increased to support the increases in our nonfuel sales levels, including those at the travel centers we opened since the first quarter of 2011, and as a result of adjustments to reserves for certain litigation matters.

On a same site basis for our company operated sites, site level operating expenses increased by $612, or 0.4%, for the three months ended June 30, 2012, compared to the same period in 2011.  Site level operating expenses as a percentage of nonfuel revenues for the quarter ended June 30, 2012, were 49.6%, compared to 51.4% for the same period in 2011.  The decrease in operating expenses as a percentage of nonfuel revenues primarily was because certain of our expenses are fixed in nature, or otherwise do not vary directly with sales, so that increases in our revenues did not result in corresponding increases in those site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended

June 30, 2012, were $24,366, an increase of $2,160, or 9.7%, compared to the same period in 2011.  This increase primarily resulted from increases in legal expenses and personnel costs.

Real estate rent expense.  Rent expense for the three months ended June 30, 2012, was $49,364, an increase of $1,537, or 3.2%, compared to the same period in 2011.  This increase resulted from the rent related to improvements sold to HPT during 2011 and 2012 and estimated percentage rent recognized under the TA Lease based on increases in 2012 fuel and nonfuel revenues over the 2011 amounts at the sites leased under the TA Lease.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended June 30, 2012, was $12,388, an increase of $1,381, or 12.5%, compared to the same period in 2011, that primarily resulted from an increase in depreciable assets due in part to the acquisitions we completed since April 1, 2012.

Interest expense.  Interest expense consisted of the following:

	Three Months Ended June 30,		$
(dollars in thousands)	2012	2011	Change

HPT rent classified as interest	$1,810	$1,921	$(111)
Amortization of deferred financing costs	88	71	17
Other	584	224	360
Total interest expense	$2,482	$2,216	$266

Income tax provision.  Our provision for income taxes was $389 and $231 for the three month periods ended June 30, 2012 and 2011, respectively.  We do not currently recognize the benefit of all of our deferred tax assets, including the tax benefit associated with our tax loss carry forwards from prior years but our federal tax loss carry forwards do offset any federal tax associated with our current taxable income.  Our income tax provision represents certain minimum income based state taxes payable without regard to our applicable state tax loss carry forwards as well as the recognition of deferred tax liabilities related to the tax amortization of indefinite lived intangible assets that cannot be used to reduce existing deferred tax assets.

Six months ended June 30, 2012 compared to June 30, 2011

The following table presents changes in our operating results for the six months ended June 30, 2012, as compared with the six months ended June 30, 2011.

	Six Months Ended June 30,		$	%
(dollars in thousands)	2012	2011	Change	Change

Revenues:
Fuel	$3,372,200	$3,255,306	$116,894	3.6%
Nonfuel	656,897	614,886	42,011	6.8%
Rent and royalties	7,279	6,879	400	5.8%
Total revenues	4,036,376	3,877,071	159,305	4.1%

Cost of goods sold (excluding depreciation):
Fuel	3,207,617	3,108,644	98,973	3.2%
Nonfuel	291,184	262,568	28,616	10.9%
Total cost of goods sold (excluding depreciation)	3,498,801	3,371,212	127,589	3.8%

Operating expenses:
Site level operating expenses	346,225	334,761	11,464	3.4%
Selling, general & administrative expense	47,533	43,408	4,125	9.5%
Real estate rent	98,879	95,137	3,742	3.9%
Depreciation and amortization expense	24,230	22,629	1,601	7.1%
Total operating expenses	516,867	495,935	20,932	4.2%

Income from operations	20,708	9,924	10,784	108.7%

Income from equity investees	462	217	245	112.9%
Acquisition costs	(458)	(446)	(12)	2.7%
Interest income	582	336	246	73.2%
Interest expense	(4,994)	(4,324)	(670)	15.5%
Income before income taxes	16,300	5,707	10,593	185.6%
Provision for income taxes	633	451	182	40.4%
Net income	$15,667	$5,256	$10,411	198.1%

Same Site Comparisons.  As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we include a travel center in the following same site comparisons only if we or a franchisee continuously operated it from January 1, 2011, through June 30, 2012.  We do not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered.  The table below excludes the data of two travel centers TA operates that are owned by a joint venture and one company operated site that was temporarily closed during part of the six month period ending June 30, 2011.

(gallons and dollars in thousands,	Six Months Ended June 30,		$	%
except per gallon amounts)	2012	2011	Change	Change

Number of company operated travel centers	184	184	—

Fuel: (1)
Sales volume (gallons)	956,863	970,123	(13,260)	-1.4%
Revenues	$3,104,148	$3,069,526	$34,622	1.1%
Gross margin	$158,725	$143,885	$14,840	10.3%
Gross margin per gallon	$0.166	$0.148	$0.018	12.2%

Nonfuel: (1)
Revenues	$638,215	$608,454	$29,761	4.9%
Gross margin	$356,046	$348,766	$7,280	2.1%
Gross margin percentage	55.8%	57.3%		-150	b.p.

Total gross margin(1)	$514,771	$492,651	$22,120	4.5%

Site level operating expenses (1)	$329,945	$329,156	$789	0.2%
Net site level operating expenses as a percentage of nonfuel revenues	51.7%	54.1%		-240	b.p.
Net site level gross margin in excess of site level operating expenses(1)	$184,826	$163,495	$21,331	13.0%

Number of franchisee operated travel centers	38	38	—

Rent and royalty revenues	$6,631	$6,387	$244	3.8%

(1)                               Includes fuel volume, gross margin, revenues and site level operating expenses for only those travel centers that were company operated during the entirety of both of the periods presented.

Revenues.  Revenues for the six month period ended June 30, 2012, were $4,036,376, which represented an increase from the six month period ended June 30, 2011, of $159,305, or 4.1%, primarily related to an increase in fuel revenue.

Fuel revenues were 83.5% of total revenues for the six months ended June 30, 2012, compared to 84.0% for the same period in 2011.  Fuel revenues for the six months ended June 30, 2012, were $3,372,200, an increase of $116,894, or 3.6%, compared to the same period in 2011.  This increase was principally the result of increases in fuel prices and also resulted from increased fuel sales volume resulting from travel centers that we acquired or opened since January 1, 2011.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for six months ended June 30, 2011	1,030,435	$3,255,306

Increase due to petroleum products price changes	—	81,116
Decrease due to same site volume changes	(13,260)	(43,329)
Increase due to travel centers acquired or opened	24,552	79,501
Other changes, net	(103)	(394)
Net change from prior year period	11,189	116,894

Results for six months ended June 30, 2012	1,041,624	$3,372,200

On a same site basis, fuel sales volume for our company operated travel centers decreased by 13,260 gallons, or 1.4%, during the six months ended June 30, 2012, compared to the same period in 2011.  We believe this decrease was largely the result of capital projects during the first half of 2012 to replace fuel dispensers and install diesel exhaust fluid dispensers that required us to take certain diesel dispensers out of service during the period as well as our decisions to avoid certain lower margin sales.

Nonfuel revenues were 16.3% of total revenues for the six months ended June 30, 2012, compared to 15.9% for the same period in 2011.  Nonfuel revenues for the six months ended June 30, 2012, were $656,897, an increase of $42,011, or 6.8%, compared to the same period in 2011.  The majority of the change between years related to those sites we operated continuously during both periods.  On a same site basis for our company operated sites, nonfuel revenues increased by $29,761, or 4.9%, during the six months ended June 30, 2012, compared to the same period in 2011.  We believe the same site nonfuel revenue increase reflects increased customer spending due to increased customer traffic, certain price increases we have instituted as a result of increased prices we paid for nonfuel inventory purchases and the effects of certain of our marketing initiatives.   The increase in nonfuel revenues was also the result of sales at the travel centers we acquired or opened since the beginning of 2011.

Rent and royalty revenues for the six months ended June 30, 2012, were $7,279, an increase of $400, or 5.8%, compared to the same period in 2011.  Rent and royalties increased as a result of increased nonfuel revenues at our franchisee locations and the addition of three franchisee locations since the beginning of 2011. These increases were partially offset by our acquisitions in May 2011 and April 2012 of franchise travel centers that we now operate.

Cost of goods sold (excluding depreciation). Cost of goods sold for the six months ended June 30, 2012, was $3,498,801, an increase of $127,589, or 3.8%, compared to the same period in 2011.  Fuel cost of goods sold for the six months ended June 30, 2012, of $3,207,617 increased by $98,973, or 3.2%, compared to the same period in 2011.  This increase in fuel cost of goods sold primarily resulted from the increase in fuel prices and the increase in fuel sales volumes.  The fuel gross margin per gallon of $0.166 on a same site basis for the six months ended June 30, 2012, was $0.018 per gallon higher than for the same period of 2011, primarily as a result of variations in market prices for fuel and our decisions regarding pricing.

Nonfuel cost of goods sold for the six months ended June 30, 2012, was $291,184, an increase of $28,616, or 10.9%, compared to the same period in 2011.  Nonfuel cost of goods sold increased due to the nonfuel sales increases noted above, combined with increases in product unit costs.  Nonfuel gross margin for the six months ended June 30, 2012, was $365,713, compared to $352,318 during the same period of 2011.  Nonfuel gross margin was 55.7% and 57.3% of nonfuel revenues during the second quarters of 2012 and 2011, respectively.  The nonfuel gross margin percentage decreased as a result of a decision to lower our retail prices for certain products in order to encourage higher sales volumes of store products as well as a change in the mix of truck service products and services sold and delays in reflecting product cost increases in our retail pricing.

Site level operating expenses.  Site level operating expenses for the six months ended June 30, 2012, were $346,225, an increase of $11,464, or 3.4%, compared to the same period in 2011.  The increase in site level operating expenses was due to increased labor costs, which principally increased to support the increases in our nonfuel sales levels, including those at the travel centers we acquired or opened since the first quarter of 2011, and as a result of adjustments to reserves for certain environmental and litigation matters.

On a same site basis for our company operated sites, site level operating expenses increased by $789, or 0.2%, for the six months ended June 30, 2012, compared to the same period in 2011.  Site level operating expenses as a percentage of nonfuel revenues for the six months ended June 30, 2012, were 51.7%, compared to 54.1% for the same period in 2011.  The decrease in operating expenses as a percentage of nonfuel revenues primarily was because certain of our expenses are fixed in nature, or otherwise do not vary directly with sales, so that increases in our revenues did not result in corresponding increases in those site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the six months ended June 30, 2012, were $47,533, an increase of $4,125, or 9.5%, compared to the same period in 2011.  This increase primarily resulted from increases in legal expenses and personnel costs.

Real estate rent expense.  Rent expense for the six months ended June 30, 2012, was $98,879, an increase of $3,742, or 3.9%, compared to the same period in 2011 that resulted from the rent related to improvements sold to HPT during 2011 and 2012 and estimated percentage rent recognized under the TA Lease based on increases in 2012 fuel and nonfuel revenues over the 2011 amounts at the sites leased under the TA Lease.

Depreciation and amortization expense.  Depreciation and amortization expense for the six months ended June 30, 2012, was $24,230, an increase of $1,601, or 7.1%, compared to the same period in 2011, that primarily resulted from an increase in depreciable assets due in part to the acquisitions we completed since April 1, 2011.

Interest expense.  Interest expense consisted of the following:

	Six Months Ended June 30,		$
(dollars in thousands)	2012	2011	Change

HPT rent classified as interest	$3,620	$3,694	$(74)
Amortization of deferred financing costs	175	142	33
Other	1,199	488	711
Total interest expense	$4,994	$4,324	$670

Income tax provision.  Our provision for income taxes was $633 and $451 for the six months ended June 30, 2012 and 2011, respectively.  We do not currently recognize the benefit of all of our deferred tax assets, including the tax benefit associated with our tax loss carry forwards from prior years but our tax loss carry forwards do offset any federal tax associated with our current taxable income.  Our income tax provision represents certain minimum income based state taxes payable without regard to our tax loss carry forwards as well as the recognition of deferred tax liabilities related to the tax amortization of indefinite lived intangible assets that cannot be used to reduce existing deferred tax assets.

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

Inflation and Deflation

Inflation, or a general increase in prices, will likely have more negative than positive impacts on our business.  Rising prices may allow us to increase revenues, but also will likely increase our operating costs.  Also, rising prices for fuel and other products we sell increase our working capital requirements and have in the past caused some of our customers to reduce their purchases of our goods and services.  Further, our fuel gross margins per gallon tend to be lower during periods of rising fuel commodity prices.  Because significant components of our expenses are fixed, we may not be able to realize expense reductions that match declines in general price levels, or deflation.

Liquidity and Capital Resources (dollars in thousands)

Our principal liquidity requirements are to meet our operating expenses, including rent, and to fund our capital expenditures and working capital requirements.  Our principal sources of liquidity to meet these requirements are:

•                  our cash balance;

•                  our operating cash flow;

•                  our credit facility;

•                  our ability to offer to sell to HPT, for an increase in our rent, tenant improvements we make to the sites we lease from HPT, as further described in Note 5 to the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report; and

•                  our ability to issue new debt and equity securities. We have an effective shelf registration statement that allows us to issue public securities, but it does not assure that there will be buyers for such securities.

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

Assets and Liabilities

At June 30, 2012, and December 31, 2011, we had cash and cash equivalents of $129,386 and $118,255, respectively.  Our total current assets at June 30, 2012, were $512,273, compared to $484,250 at December 31, 2011.  Our total current liabilities were $344,831 at June 30, 2012, compared to $287,748 at December 31, 2011.  During the first half of 2012, the increase in our cash balance was primarily attributable to the cash generated from our operating activities, including working capital changes, and from our sales of improvements to HPT.  These cash sources were partially offset by $86,222 we invested in capital expenditures and the acquisitions of four travel centers we completed.  During the 2012 second quarter we received a $2,000 distribution from PTP.  Accounts receivable and accounts payable primarily increased as a result of increased sales levels in June as compared to December.

Revolving Credit Facility

We have a revolving credit agreement, or credit facility, with a group of commercial banks.  Under this credit facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in October 2016.  The availability of this maximum amount is subject to limits based on qualified collateral.  Subject to available collateral and lender participation, the maximum amount may be increased to $300,000.  The credit facility may be used for general business purposes and provides for the issuance of letters of credit.  Generally, no principal payments are due until maturity.  Borrowings under the credit facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a spread (which spread is subject to adjustment based upon facility availability, utilization and other matters).  The annual interest rate for our revolving credit facility was 2.5% as of June 30, 2012.  Pursuant to the credit facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the credit facility.  There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that may have the effect of increasing LIBOR.  Increases in LIBOR would increase the amount of interest we would have to pay under our credit facility for our borrowings under that facility.  Changes in LIBOR do not affect the charges for letters of credit outstanding under our credit facility.

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

Our credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets and the amount available to us is determined by reference to a borrowing base calculation based on eligible cash, accounts receivable and inventory.  At June 30, 2012, this borrowing base calculation provided a total of $153,181 available for loans and letters of credit under the credit facility.  At June 30, 2012, there were no loans outstanding under the credit facility but we had outstanding $67,522 of letters of credit issued under that facility, securing certain purchases, insurance, fuel taxes and other trade obligations.

Investment Activities

Our business of operating high sales volume travel centers open 24 hours every day requires that we make regular capital investments in our existing sites to maintain their competitive attractiveness to our customers.  During the six months ended June 30, 2012, we made capital investments of $65,116 for improvements to existing travel centers and $3,276 to improve eight travel centers we acquired during 2011.  During the six months ended June 30, 2012, we purchased four travel centers for a total of $17,830.

During July 2012, we completed the acquisition of five travel centers for an aggregate amount of $22,133.  We currently intend to continue to selectively and strategically pursue acquisitions of additional travel centers.

During the first half of 2012, we received $18,065 of proceeds from the sale to HPT of improvements we previously made to travel centers leased from HPT, and as a result our annual rent increased by $1,535, pursuant to the terms of the HPT Leases.  At June 30, 2012, we had assets of $13,236 included in our property and equipment balance that we expect to request that HPT purchase for a future increase in rent; however, HPT is not obligated to purchase those assets.

Off Balance Sheet Arrangements (dollars in thousands)

As of June 30, 2012, we had no off balance sheet arrangements that we believe have had or would be reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt owed by an entity in which we own a minority interest.  We own a 40% interest in a joint venture, PTP, that owns two travel centers that we operate.  These travel centers are encumbered by debt of approximately $18,419 as of June 30, 2012, that is secured by PTP’s real property and that matures in December 2018.  We account for our investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt.  We are not directly liable for this debt, but the carrying value of our investment in this joint venture ($16,912 at June 30, 2012) could be adversely affected if PTP defaulted on this debt and PTP’s property was used to satisfy this debt.  In connection with the loan agreement entered by PTP, we and Tejon, the owner of the majority interest in PTP, each agreed to indemnify the lender against liability from environmental matters related to PTP’s sites.

Related Party Transactions (dollars in thousands, except share amounts)

Relationships with HPT, RMR and AIC

We have relationships and historical and continuing transactions with our Directors, our executive officers, HPT, RMR, AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example: HPT is our former parent company, our principal landlord and our largest shareholder and RMR provides management services to both us and HPT; we own 12.5% of AIC, as do RMR, HPT and five other companies to which RMR provides management services, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts; RMR, a company that employs our President and Chief Executive Officer; our Executive Vice President, Chief Financial Officer and Treasurer; our Executive Vice President and General Counsel; and both of our Managing Directors and which is partially owned by one of our Managing Directors, assists us with various aspects of our business pursuant to a business management agreement and provides building management services related to our headquarters office building pursuant to a property management agreement.  For further information about these and other such relationships and related person transactions, please see Note 5 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report, including “Warning Concerning

Forward Looking Statements,” and our Annual Report, our Proxy Statement and our other filings with the SEC, including Note 18 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Warning Concerning Forward Looking Statements,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these related parties, including our leases, rent deferral agreement and related amendments with HPT, our business management agreement and property management agreement with RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with HPT, RMR and AIC are on commercially reasonable terms.  We also believe that our relationships with HPT, RMR, AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

Relationship with PTP

We own a 40% interest in PTP and operate the two travel centers that PTP owns.  Additional information regarding our relationship and transactions with PTP can be found above in “Off Balance Sheet Arrangements” and in Note 5 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report, both of which are incorporated herein by reference.

Environmental and Climate Change Matters (dollars in thousands)

At June 30, 2012, we had an accrued liability of $11,130 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $3,844, resulting in an estimated net amount of $7,286 that we expect to need to fund from future cash flows.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We do not precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.

We have insurance of up to $35,000 for certain environmental liabilities at certain of our travel centers that were known at the time the policies were issued, and up to $60,000 for certain unknown environmental liabilities, subject, in each case, to certain limitations and deductibles.  However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.

While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future.  We cannot be certain that contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future.  If we discover additional environmental problems, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts.  For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor vehicle gasoline and diesel fuel, could negatively impact our business.  Further, legislation and regulations that limit carbon emissions may cause our energy costs at our travel centers to increase.

For further information about these and other environmental and climate change matters, see the disclosure under the heading “Environmental Matters” in Note 6 to the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. — “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, filed with the SEC on March 16, 2012.  Our exposure to market risks has not changed materially from that set forth in our Annual Report.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and Rule 15d-15.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at June 30, 2012, because we had not completed remediation of the material weakness in our internal control over financial reporting relating to our controls over determining whether impairment indicators for our property and equipment exist and subsequently measuring any resulting impairment charges, as described in Item 9A of our Annual Report.

Changes in Internal Control over Financial Reporting

Except as described in this Item 4, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting

With respect to our controls over the assignment and review of useful lives for property and equipment that had been found to be ineffective as of December 31, 2011, as described in Item 9A of our Annual Report, during 2012 we have designed new procedures for assigning depreciable lives to our property and equipment assets based on their specific circumstances.  During the second quarter of 2012, we implemented new processes for the supervisory review of the depreciable life assignment process and we implemented regular periodic review by supervisory personnel of routinely generated data reports regarding the assigned depreciable lives of assets.  We have completed our documentation and testing of the changes we implemented during the second quarter of 2012 and have concluded that the material weakness related to the assignment of depreciable lives to assets that existed as of December 31, 2011, has been remediated.

We continue to design and implement improved internal controls to remediate the material weakness that existed as of December 31, 2011, with respect to our controls over impairment indicators and charges.  We have adopted new procedures for performing our annual impairment analysis and for performing our identification of potential indicators of impairment during the year, including more frequent quantitative and qualitative assessments throughout the year and analysis of the financial results of our travel centers after taking into account the allocation of rent expense incurred under the HPT Leases.  We also have designed new processes for the supervisory review of the assumptions, calculations and results of such analyses, and we intend to arrange additional formal training of our accounting staff and management personnel regarding generally accepted accounting principles with respect to impairment analysis and fair value calculations.  These changes were in process as of June 30, 2012, but had not yet been completed, documented and tested.  We expect that this remediation will be completed during 2012.

Part II. Other Information

Item 1. Legal Proceedings

The disclosure under the heading “Legal Proceedings” in Note 6 to the Notes to Condensed Consolidated Financial Statements in this Quarterly Report is incorporated herein by reference.

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

Exhibit 4.1	Form of Share Certificate (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)

Exhibit 10.1	Current Compensation Plan for Directors (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 11, 2012)

Exhibit 10.2

Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT (filed herewith)

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 99.1	Amended and Restated Reimbursement Agreement, dated May 1, 2012, by and among Reit Management & Research LLC, TravelCenters of America LLC and Five Star Quality Care, Inc. (filed herewith)

Exhibit 101.1

The following materials from TravelCenters of America LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (furnished herewith)

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE:

•                  THIS QUARTERLY REPORT INCLUDES STATEMENTS THAT OUR NET INCOME, FUEL AND NONFUEL SALES AND FUEL GROSS MARGIN LEVELS INCREASED.  AN IMPLICATION OF THESE STATEMENTS MAY BE THAT WE WILL BE ABLE TO OPERATE PROFITABLY IN THE FUTURE. IN FACT, THERE ARE MANY FACTORS WHICH WILL IMPACT OUR FUTURE OPERATIONS THAT MAY CAUSE US TO OPERATE UNPROFITABLY IN ANNUAL AND/OR QUARTERLY PERIODS IN ADDITION TO THOSE STATED ITEMS, INCLUDING SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS SEASONALITY, THE CONDITION OF THE U.S. ECONOMY GENERALLY, THE FUTURE DEMAND FOR OUR GOODS AND SERVICES AND COMPETITION IN OUR BUSINESS;

•                  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE AND LEGISLATION AND REGULATION REGARDING CLIMATE CHANGE, INCLUDING GREENHOUSE GAS EMISSIONS, AND OTHER ENVIRONMENTAL MATTERS MAY BE ADOPTED OR ADMINISTERED AND ENFORCED DIFFERENTLY IN THE FUTURE, WHICH COULD REQUIRE US TO EXPEND SIGNIFICANT AMOUNTS AND OUR BUSINESS TO DECLINE MATERIALLY;

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE ACQUIRED TRAVEL CENTER LOCATIONS DURING 2011, REFERENCES SEVERAL PURCHASES THAT WE HAVE COMPLETED DURING 2012 AND STATES THAT WE CURRENTLY INTEND TO CONTINUE OUR EFFORTS TO SELECTIVELY AND STRATEGICALLY ACQUIRE OTHER PROPERTIES.  THE IMPLICATIONS OF THESE STATEMENTS MAY BE THAT WE WILL BE ABLE TO COMPLETE ALL OF THESE PURCHASES AND WILL BE ABLE TO OPERATE OUR NEW LOCATIONS PROFITABLY.  MANY OF THE TRAVEL CENTERS WE HAVE ACQUIRED PRODUCED OPERATING RESULTS WHICH MAY HAVE CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW OPERATIONS INTO OUR EXISTING OPERATIONS AND SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS THE LEVEL OF DEMAND FOR OUR GOODS AND SERVICES ARISING FROM THE U.S. ECONOMY GENERALLY.  WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE TRAVEL CENTER OPERATIONS OR OPERATE THESE LOCATIONS, OR ANY OF THEM, PROFITABLY IN THE FUTURE.  ALSO, WE MAY NOT SUCCEED IN IDENTIFYING AND/OR ACQUIRING OTHER PROPERTIES;

•                  THIS QUARTERLY REPORT STATES THAT AT JUNE 30, 2012, WE HAD $129.4 MILLION OF CASH AND CASH EQUIVALENTS, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR BANK CREDIT FACILITY ON JUNE 30, 2012, THAT DURING THE SIX MONTHS ENDED JUNE 30, 2012, WE RECEIVED $18.1 MILLION FROM HPT FOR SALES TO HPT OF QUALIFYING IMPROVEMENTS, THAT WE EXPECT TO SELL TO HPT IMPROVEMENTS WE HAVE MADE OR IN THE FUTURE MAKE TO THE PROPERTIES WE LEASE FROM HPT AND THAT WE OWN UNENCUMBERED REAL ESTATE THAT MAY BE ADDITIONAL SOURCES OF LIQUIDITY OVER TIME.  THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL LIQUIDITY.  IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH.  AS OF JUNE 30, 2012, $67.5 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO PROVIDE LETTERS OF CREDIT TO OUR SUPPLIERS, INSURERS AND TAXING AUTHORITIES AND WE HAVE COLLATERALIZED OUR BANK FACILITY WITH SUBSTANTIALLY ALL OF OUR CASH, ACCOUNTS RECEIVABLE, INVENTORIES, EQUIPMENT AND INTANGIBLE ASSETS.  IN ADDITION, OUR BUSINESS REQUIRES US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS, HPT IS NOT OBLIGATED TO PURCHASE THE IMPROVEMENTS WE MAY REQUEST AND WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING

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

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200 MILLION.  HOWEVER, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY UNDER THIS FACILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORIES THAT VARY IN AMOUNT FROM TIME TO TIME.  ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200 MILLION; WE HAD $153.2 MILLION OF BORROWING AND LETTER OF CREDIT AVAILABLILITY UNDER OUR CREDIT FACILITY AS OF JUNE 30, 2012, OF WHICH $67.5 MILLION WAS UTILIZED FOR OUTSTANDING LETTERS OF CREDIT.  ALSO, THIS QUARTERLY REPORT STATES THAT THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION.  NONETHELESS, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY WHEN WE MAY NEED OR WANT TO DO SO;

•                 WE MAY NOT REALIZE OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC;

•                  THIS QUARTERLY REPORT STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH HPT, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE; AND

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE REMEDIATED ONE OF THE TWO MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING THAT WE IDENTIFIED AND DISCLOSED IN ITEM 9A OF OUR ANNUAL REPORT AND FURTHER STATES THAT WE EXPECT TO REMEDIATE THE SECOND MATERIAL WEAKNESS DURING 2012.  IN FACT, WE MAY SUFFER A RELAPSE WITH RESPECT TO THE CONTROLS WE REMEDIATED, WE MAY NOT COMPLETE THE REMEDIATION OF CONTROLS WITHIN 2012 AS EXPECTED AND WE MAY IDENTIFY OTHER MATERIAL WEAKNESSES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

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

•                  IN THE PAST, INCREASES IN FUEL PRICES HAVE REDUCED THE DEMAND FOR THE PRODUCTS AND SERVICES THAT WE SELL BECAUSE HIGH FUEL PRICES MAY HAVE ENCOURAGED FUEL CONSERVATION, DIRECTED FREIGHT BUSINESS AWAY FROM TRUCKING OR OTHERWISE ADVERSELY AFFECTED THE BUSINESS OF OUR CUSTOMERS.  FUTURE INCREASES IN FUEL PRICES MAY HAVE SIMILAR AND OTHER ADVERSE EFFECTS ON OUR BUSINESS AND SOME OF THESE PAST CONSEQUENCES MAY CONTINUE, WHICH MAY ADVERSELY AFFECT OUR BUSINESS EVEN IF FUEL PRICES DO NOT INCREASE;

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

•                  WE ARE CURRENTLY INVOLVED IN SEVERAL LITIGATION MATTERS.  DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN HAVE UNANTICIPATED RESULTS.  LITIGATION IS USUALLY EXPENSIVE AND DISTRACTING TO MANAGEMENT.  WE CAN PROVIDE NO ASSURANCE AS TO THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE INVOLVED;

•                  ACTS OF TERRORISM, GEOPOLITICAL RISKS, WARS, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL MAY ADVERSELY AFFECT OUR OPERATING RESULTS;

•                  ALTHOUGH WE BELIEVE THAT WE BENEFIT FROM OUR CONTINUING RELATIONSHIPS WITH HPT, RMR AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES, ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, HPT, RMR AND AFFILIATED AND RELATED PERSONS AND ENTITIES MAY PRESENT A CONTRARY PERCEPTION OR RESULT IN LITIGATION;

•                  AS A RESULT OF CERTAIN TRADING IN OUR SHARES DURING 2007, WE EXPERIENCED AN OWNERSHIP CHANGE AS DEFINED BY SECTION 382 OF THE INTERNAL REVENUE CODE, OR THE CODE; CONSEQUENTLY, WE ARE UNABLE TO USE OUR NET OPERATING LOSS GENERATED IN 2007 TO OFFSET ANY FUTURE TAXABLE INCOME WE MAY GENERATE.  IF WE EXPERIENCE ADDITIONAL OWNERSHIP CHANGES, AS DEFINED IN THE CODE, OUR NET OPERATING LOSSES GENERATED AFTER 2007 COULD ALSO BE SUBJECT TO USAGE LIMITATIONS; AND

•                  OUR LIMITED LIABILITY COMPANY AGREEMENT AND BYLAWS AND CERTAIN OF OUR OTHER AGREEMENTS INCLUDE VARIOUS PROVISIONS WHICH MAY DETER A CHANGE OF CONTROL OF US AND, AS A RESULT, OUR SHAREHOLDERS MAY BE UNABLE TO REALIZE A TAKE OVER PREMIUM FOR THEIR SHARES.

WE ACCUMULATED A SIGNIFICANT DEFICIT FROM SEVERAL YEARS OF NET LOSSES SINCE WE BECAME A PUBLICLY OWNED COMPANY ON JANUARY 31, 2007.  ALTHOUGH WE GENERATED NET INCOME FOR THE YEAR ENDED DECEMBER 31, 2011, AND THE SIX MONTHS ENDED JUNE 30, 2012, AND OUR PLANS ARE INTENDED TO GENERATE NET INCOME IN FUTURE PERIODS, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

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

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	Andrew J. Rebholz
August 7, 2012		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)