Form 10-Q
period 2012-09-30
TRAVELCENTERS OF AMERICA LLC
filed 2012-11-06
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of Common Shares outstanding at November 2, 2012: 28,806,310 common shares.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

September 30, 2012

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)

	September 30,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$101,610	$118,255
Accounts receivable (less allowance for doubtful accounts of $1,560 as of September 30, 2012, and $1,679 as of December 31, 2011)	176,782	130,672
Inventories	187,176	168,267
Other current assets	61,782	67,056
Total current assets	527,350	484,250

Property and equipment, net	555,612	479,943
Intangible assets, net	20,139	21,957
Other noncurrent assets	26,787	30,381
Total assets	$1,129,888	$1,016,531

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$199,533	$149,051
Current HPT Leases liabilities	26,006	25,141
Other current liabilities	148,010	113,624
Total current liabilities	373,549	287,816

Noncurrent HPT Leases liabilities	353,814	365,085
Other noncurrent liabilities	47,456	45,029
Total liabilities	774,819	697,930

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 31,684 shares authorized at September 30, 2012, and December 31, 2011, and 28,809 and 28,776 shares issued and outstanding at September 30, 2012, and December 31, 2011, respectively	604,198	602,636
Accumulated other comprehensive income	1,383	1,134
Accumulated deficit	(250,512)	(285,169)
Total shareholders’ equity	355,069	318,601

Total liabilities and shareholders’ equity	$1,129,888	$1,016,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2012	2011

Revenues:
Fuel	$1,666,810	$1,734,621
Nonfuel	363,402	348,790
Rent and royalties	3,941	3,874
Total revenues	2,034,153	2,087,285

Cost of goods sold (excluding depreciation):
Fuel	1,581,830	1,653,299
Nonfuel	164,017	152,780
Total cost of goods sold (excluding depreciation)	1,745,847	1,806,079

Operating expenses:
Site level operating	179,737	176,274
Selling, general & administrative	25,577	22,360
Real estate rent	49,185	48,202
Depreciation and amortization	12,874	11,770
Total operating expenses	267,373	258,606

Income from operations	20,933	22,600

Income from equity investees	801	497
Acquisition costs	(189)	—
Interest income	512	319
Interest expense	(2,638)	(2,364)
Income before income taxes	19,419	21,052
Provision for income taxes	429	259
Net income	$18,990	$20,793

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $89 and $(204), respectively	222	(536)
Other	35	15
Other comprehensive income	257	(521)
Comprehensive income	$19,247	$20,272

Net income per share:
Basic and diluted	$0.66	$0.74

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2012	2011

Revenues:
Fuel	$5,039,010	$4,989,927
Nonfuel	1,020,299	963,676
Rent and royalties	11,220	10,753
Total revenues	6,070,529	5,964,356

Cost of goods sold (excluding depreciation):
Fuel	4,789,447	4,761,943
Nonfuel	455,201	415,348
Total cost of goods sold (excluding depreciation)	5,244,648	5,177,291

Operating expenses:
Site level operating	525,962	511,035
Selling, general & administrative	73,110	65,768
Real estate rent	148,030	143,339
Depreciation and amortization	37,138	34,399
Total operating expenses	784,240	754,541

Income from operations	41,641	32,524

Income from equity investees	1,263	714
Acquisition costs	(647)	(446)
Interest income	1,094	655
Interest expense	(7,632)	(6,688)
Income before income taxes	35,719	26,759
Provision for income taxes	1,062	710
Net income	$34,657	$26,049

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $86 and $(127), respectively	218	(325)
Other	31	58
Other comprehensive income	249	(267)
Comprehensive income	$34,906	$25,782

Net income per share:
Basic and diluted	$1.20	$1.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net income	$34,657	$26,049
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash rent expense adjustments	(7,660)	(3,770)
Share based compensation expense	1,562	1,502
Depreciation and amortization expense	37,138	34,399
Income from equity investees	(1,263)	(714)
Distribution from equity investee	4,800	—
Amortization of deferred financing costs	263	214
Deferred income tax provision	425	156
Provision for doubtful accounts	27	300
Changes in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(46,040)	(71,504)
Inventories	(14,840)	(15,397)
Other current assets	5,917	(8,747)
Accounts payable and other current liabilities	73,830	50,573
Other, net	458	(245)
Net cash provided by operating activities	89,274	12,816

Cash flows from investing activities:
Proceeds from sales of improvements to HPT	48,282	45,563
Acquisitions of businesses, net of cash acquired	(41,083)	(31,216)
Capital expenditures	(111,573)	(73,643)
Proceeds from asset sales	90	103
Net cash used in investing activities	(104,284)	(59,193)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	53,135
Proceeds from borrowings on revolving credit facility	—	1,000
Repayment of borrowings on revolving credit facility	—	(1,000)
Payment of deferred financing fees	(22)	(13)
Sale/leaseback financing obligation payments	(1,641)	(1,535)
Net cash provided by (used in) financing activities	(1,663)	51,587

Effect of exchange rate changes on cash	28	(65)

Net increase (decrease) in cash	(16,645)	5,145

Cash and cash equivalents at the beginning of the period	118,255	125,396
Cash and cash equivalents at the end of the period	$101,610	$130,541

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest)	$7,244	$8,188
Income taxes paid (net of refunds)	1,047	647

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

At September 30, 2012, our business included 242 travel centers in 41 states and in Canada, 171 of which were operated under the “Travel Centers of America” or “TA” brand names and 71 of which were operated under the “Petro Stopping Centers” or “Petro” brand name.  Of these 242 travel centers, we operated 204, which we refer to as Company operated sites, and our franchisees operated 38.  Of the 242 travel centers comprising our business at September 30, 2012, we owned 24 of the travel centers and we leased 145 of our TA branded sites and 40 of our Petro branded sites under leases with subsidiaries of Hospitality Properties Trust, which we refer to as the TA Lease and Petro Lease, respectively, and which we refer to collectively as the HPT Leases.  We sublease to franchisees nine of the travel centers we lease under the TA Lease.  In addition, we operate four other travel centers pursuant to lease or management agreements with parties other than HPT, including two sites owned by a joint venture in which we have a minority investment.  We refer to Hospitality Properties Trust and its applicable subsidiaries as HPT, unless the context provides otherwise.  See Note 5 for a further description of the HPT Leases and our joint venture investment.

The financial information for the three and nine months ended September 30, 2011, included in the accompanying financial statements and notes thereto were revised from the information previously reported for those periods.  Specifically, depreciation and amortization expense was decreased by $61 and $241, respectively, and interest expense was decreased by $74 and $222, respectively.  These revisions increased our net income for the three and nine months ended September 30, 2011, by $135 and $463, respectively, and increased earnings per share by $0.02 per share for the nine months ended September 30, 2011.  We have determined that the effects of these revisions were not material.  For more information about these revisions, see the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011, or our Annual Report.

The accompanying condensed consolidated financial statements are unaudited.  These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements.  The disclosures do not include all the information necessary for complete financial statements in accordance with GAAP.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report.  In the opinion of our management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation have been included.  Intercompany transactions between us and our subsidiaries have been eliminated.  While our revenues are seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.  For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, issued an update to amend ASC Topic No. 350, Intangibles — Goodwill and Other.  This guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. In accordance with this update, an entity will have an option not to calculate annually the fair value of an indefinite lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted and we expect to adopt this guidance during the fourth quarter of 2012.

In June 2011, the FASB issued an update to amend ASC Topic No. 220, Comprehensive Income, which amended its guidance on the presentation of comprehensive income in financial statements with a stated intention of improving the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a single statement that presents net income and comprehensive income, or (2) a separate statement of comprehensive income immediately following the income statement. Companies are no longer allowed to present comprehensive income on the statement of changes in shareholders’

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars and shares in thousands, except per share amounts)

equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. In addition, in December 2011, the FASB issued an amendment to the standard that deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The provisions of both pieces of new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and require retrospective application for all periods presented. Our adoption of this new standard, which was effective January 1, 2012, affected our presentation of comprehensive income but did not otherwise affect our financial position or results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income, as reported	$18,990	$20,793	$34,657	$26,049
Less: net income attributable to participating securities	1,089	1,031	1,991	1,606
Net income available to common shareholders	$17,901	$19,762	$32,666	$24,443

Weighted average common shares(1)	27,158	26,662	27,139	21,288

Basic and diluted net income per share	$0.66	$0.74	$1.20	$1.15

(1)    Excludes the unvested shares granted under our share award plan.  The number of unvested participating shares for the three months ended September 30, 2012 and 2011, was 1,652 and 1,391, respectively, and was 1,654 and 1,399, respectively, for the nine months ended September 30, 2012 and 2011.

3.             Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2012	2011

Nonfuel merchandise	$140,059	$128,341
Petroleum products	47,117	39,926
Total inventories	$187,176	$168,267

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

In July 2012, we acquired four travel centers in Indiana.  Three of these travel centers had been operated as Petro Stopping Centers by a former franchisee and we now operate these travel centers for our own account as Petro Stopping Centers.  The fourth travel center is now operated under a TravelCenters of America brand.  We purchased these four properties for an aggregate amount of $16,233 and we accounted for this transaction as a business combination.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars and shares in thousands, except per share amounts)

In July 2012, we acquired a travel center in New Mexico for $5,824 and we accounted for this transaction as a business combination.  We operate this travel center as a Petro Stopping Center.

In August 2012, we acquired for $1,254 the business of a former franchisee at a TA travel center in Tennessee that we had subleased to the franchisee and we now operate this travel center for our own account.  We accounted for this transaction as a business combination.  See Note 5 below for further information regarding this acquisition and certain accounting effects resulting from it.

We have included the results of these acquired sites in our condensed consolidated financial statements from their respective dates of acquisition.  The pro forma impact of including the results of operations of the acquired business from the beginning of the periods presented in our condensed consolidated financial statements is not material to our consolidated results of operations for those periods.  The following table summarizes the amounts assigned, based on their fair values, to the assets we acquired and liabilities we assumed in the business combinations described above.  The estimates of fair values for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the acquisition date).

Cash	$139
Inventories	4,046
Other current assets	24
Property and equipment	36,941
Other noncurrent assets	570
Other current liabilities	(128)
Other noncurrent liabilities	(370)
Total purchase price	$41,222

During the three and nine months ended September 30, 2012, we incurred and charged to expense $189 and $647, respectively, of acquisition costs related to our business combination transactions.  During the nine months ended September 30, 2011, we incurred and charged to expense $446 of acquisition costs.

In October 2012, we entered agreements to acquire three travel centers for a total of $14,060 and we expect to complete the purchases of these travel centers during the fourth quarter of 2012 and first quarter of 2013. However, these acquisitions are subject to conditions and, accordingly, these acquisitions may be delayed, their terms may be changed or they may not be completed.

5.             Related Party Transactions

Relationship with HPT

HPT is our former parent company, our principal landlord and our largest shareholder.  We were created as a separate public company in 2007 as a result of a spin off from HPT.  As of September 30, 2012, HPT owned 2,540 of our common shares, representing approximately 8.8% of our outstanding common shares.  One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of HPT.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is also a trustee of HPT, and Mr. Barry Portnoy’s son-in-law is an executive officer of HPT.  Our other Managing Director, Mr. Thomas O’Brien, who is also our President and Chief Executive Officer, was a former executive officer of HPT.  In addition, one of our Independent Directors, Mr. Arthur Koumantzelis, was a trustee of HPT at the time we were created.  Mr. Koumantzelis resigned and ceased to be a trustee of HPT shortly before he joined our Board of Directors in 2007.

We have two leases with HPT, the TA Lease and the Petro Lease, pursuant to which we lease 185 travel centers from HPT.  Our TA Lease is for 145 travel centers that we operate under the “TravelCenters of America” or “TA” brand names.  Our Petro Lease is for 40 travel centers that we operate under the “Petro” brand name.  The TA Lease expires on December 31, 2022.  The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each.  The HPT Leases are “triple net” leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, services to customers, insurance, real estate and personal property taxes, environmental related expenses and ground lease payments, if any.  We also are required to generally indemnify HPT for certain environmental matters and for liabilities that arise from ownership or operation of the leased travel centers.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars and shares in thousands, except per share amounts)

Effective February 1, 2012, the annual rent amount payable under the TA Lease increased by $5,000 pursuant to the final fixed rent increase included in the HPT Leases.  Accordingly, under the current terms of the HPT Leases, our rent payments to HPT will not increase except as a result of percentage rent and rent related to sales to HPT of improvements we make to properties we lease from HPT, as further described in the following paragraphs.

Effective January 2012, we began to incur percentage rent payable to HPT under the TA Lease, which is based on the excess of our fuel and nonfuel revenues over the 2011 period.  The percentage rent is paid to HPT quarterly in arrears.  The total amount of this percentage rent recognized as expense during the three and nine months ended September 30, 2012 was $222 and $1,277, respectively.

Under the HPT Leases, we may request that HPT purchase approved amounts for renovations, improvements and equipment at the leased travel centers, in return for annual rent increases according to the following formula: the rent per year will be increased by an amount equal to the amount paid by HPT multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%.  During the nine months ended September 30, 2012, pursuant to the terms of the HPT Leases, we sold to HPT $48,282 of improvements we previously made to properties leased from HPT, and as a result, our annual rent payable to HPT increased by approximately $4,103.  As of September 30, 2012, our property and equipment balance included $11,068 for similar improvements we have made to HPT owned sites that we intend to request that HPT purchase from us for an increase in future rent; however, HPT is not obligated to purchase these improvements.

The following table summarizes the various amounts related to our HPT Leases that are reflected in our operating results and a reconciliation of those amounts to our consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash payments for rent under HPT Leases (1)	$51,867	$49,313	$155,390	$146,778
Accrued estimated percentage rent not yet paid	76	—	76	—
Required straight line rent adjustments	(1,172)	408	(2,723)	2,644
Less interest paid on deferred rent obligation	—	—	—	(1,450)
Less sale/leaseback financing obligation amortization	(543)	(512)	(1,641)	(1,535)
Less portion of rent payments recognized as interest expense	(1,816)	(1,847)	(5,436)	(5,541)
Less deferred tenant improvements allowance amortization	(1,692)	(1,692)	(5,077)	(5,077)
Amortization of deferred gain on sale/leaseback transactions	(18)	—	(52)	—
Rent expense related to HPT Leases	46,702	45,670	140,537	135,819
Rent paid to others (2)	2,454	2,465	7,302	7,357
Straight line rent adjustments for other leases	29	67	191	163
Total real estate rent expense	$49,185	$48,202	$148,030	$143,339

(1)    Includes the final payment of $1,450 for interest on TA’s deferred rent obligation made in January 2011.

(2)    Includes rent paid directly to HPT’s landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars and shares in thousands, except per share amounts)

The following table summarizes the various amounts related to our HPT Leases that are included in our balance sheets.

	September 30,	December 31,
	2012	2011

Current HPT Leases liabilities:
Accrued rent	$16,906	$16,109
Current portion of sale/leaseback financing obligation (1)	2,245	2,195
Total current HPT Leases obligations	19,151	18,304
Current portion of deferred gain on sale/leaseback transactions (2)	86	68
Current portion of deferred tenant improvements allowance (3)	6,769	6,769
Total Current HPT Leases liabilities	$26,006	$25,141

Noncurrent HPT Leases liabilities:
Deferred rent obligation (4)	$150,000	$150,000
Sale/leaseback financing obligation (1)	94,157	97,765
Straight line rent accrual (5)	46,222	48,920
Total noncurrent HPT Lease obligations	290,379	296,685
Deferred gain on sale/leaseback transactions (2)	828	716
Deferred tenant improvements allowance (3)	62,607	67,684
Total Noncurrent HPT Lease liabilities	$353,814	$365,085

(1)            Sale/leaseback Financing Obligation.  GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheet the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from HPT because we sublease more than a minor portion of those travel centers to third parties, and one travel center did not qualify for operating lease treatment for other reasons.  Accordingly, we recorded the leased assets at these travel centers at an amount equal to HPT’s recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale/leaseback financing obligation in our consolidated balance sheet.  We recognize a portion of the total rent payments to HPT related to these assets as amortization of the sale/leaseback financing obligation and a portion as interest expense in our consolidated statements of operations.  We determined the allocation of these rent payments to the liability and to interest expense using the effective interest method. The amounts allocated to interest expense were $1,816 and $1,847, respectively, for the three months ended September 30, 2012 and 2011 and $5,436 and $5,541, respectively, for the nine months ended September 30, 2012 and 2011.

In August 2012, we acquired the business of a former franchisee at a travel center that we subleased to the franchisee and that was one of the thirteen travel centers discussed in the previous paragraph.  That acquisition eliminated the sublease such that this site then qualified for sale/leaseback accounting.  Accordingly, we removed from our balance sheet the undepreciated and unamortized amounts of the assets and liabilities related to this site that were originally recorded at inception of the TA Lease.  We reduced our property and equipment balance by $1,734 and our sale/leaseback financing obligation balance by $1,917 ($68 current and $1,849 noncurrent), resulting in a gain of $183 that was deferred and will be amortized as a reduction of rent expense over the remaining term of the TA Lease.  See also footnote (2) below.

(2)            Deferred Gain on Sale/Leaseback Transactions.  Under GAAP, the gain or loss from the sale portion of a sale/leaseback transaction is deferred and amortized into rent expense on a straight line basis over the term of the lease.  See also footnote (1) above.

(3)            Deferred Tenant Improvements Allowance.  Under the TA Lease, HPT provided us with a commitment to fund up to $125,000 of capital projects at the leased sites, without an increase in rent payable by us, which amount HPT had fully funded by September 30, 2010, net of discounting to reflect our accelerated receipt of those funds.  In connection with this commitment, we recognized a liability for the rent deemed to be related to this improvement allowance.  This improvement allowance was initially recorded at an amount equal to the leasehold improvements receivable we recognized for the discounted value of the then expected future amounts to be received from HPT,

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars and shares in thousands, except per share amounts)

based upon our then expected timing of receipt of those payments.  We amortize the deferred tenant improvements allowance on a straight line basis over the term of the TA Lease as a reduction of rent expense.

(4)            Deferred Rent Obligation.  Pursuant to a rent deferral agreement with HPT, through December 31, 2010, we deferred a total of $150,000 of rent payable to HPT.  The deferred rent obligation is payable in two installments, $107,085 in December 2022 and $42,915 in June 2024.  This obligation does not bear interest, unless certain events of default or other events occur, including a change of control of us.

(5)            Straight Line Rent Accrual.  The TA Lease included scheduled rent increases over the lease term, as do certain of the leases for properties we sublease from HPT and pay the rent directly to HPT’s landlords.  We recognize the effects of those scheduled rent increases in rent expense over the lease terms on a straight line basis, with offsetting entries to this accrual balance.

Relationship with RMR

Reit Management & Research LLC, or RMR, provides business management and shared services to us pursuant to a business management and shared services agreement, or our business management agreement.  RMR also provides building management services to us for our headquarters building pursuant to a property management agreement.  Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, including HPT.  One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is an owner of RMR and serves as President, Chief Executive Officer and director of RMR.  Our other Managing Director, Mr. Thomas O’Brien, who is also our President and Chief Executive Officer, is also an Executive Vice President of RMR.  Mr. Andrew Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, and Mr. Mark Young, our Executive Vice President and General Counsel, are each a Senior Vice President of RMR.  HPT’s executive officers are officers of RMR.  A majority of our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR or its affiliate provide management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.

Pursuant to our business management agreement with RMR, we incurred expenses of $2,753 and $2,659 for the three months ended September 30, 2012 and 2011, respectively, and $7,806 and $7,340 for the nine months ended September 30, 2012 and 2011, respectively.  In connection with our property management agreement with RMR, we incurred property management fees of $38 and $98 for the three and nine months ended September 30, 2012, respectively.  These amounts are included in selling, general and administrative expenses in our condensed consolidated financial statements.

Relationship with AIC

We, RMR, HPT and five other companies to which RMR provides management services each currently own 12.5% of Affiliates Insurance Company, or AIC, an Indiana insurance company.   All of our Directors, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.  Our investment in AIC had a carrying value of $5,558 and $5,291 as of September 30, 2012, and December 31, 2011, respectively.   We recognized income of $115 and $28 for the three months ended September 30, 2012 and 2011, respectively, and $236 and $111 for the nine months ended September 30, 2012 and 2011, respectively, related to this investment.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2012 for a one year term and we paid a premium, including taxes and fees, of $3,183 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in that program.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars and shares in thousands, except per share amounts)

Relationship with PTP

We own a 40% interest in Petro Travel Plaza Holdings LLC, or PTP, and operate the two travel centers that PTP owns for which we receive management and accounting fees.  The carrying value of our investment in PTP as of September 30, 2012 and December 31, 2011, was $14,798 and $18,571, respectively.  During the three and nine months ended September 30, 2012 and 2011, we recognized management and accounting fee income of $200 and $600, respectively.  At September 30, 2012 and December 31, 2011, we had a net payable to PTP of $763 and $559, respectively.  During the three and nine months ended September 30, 2012 and 2011, we recognized income of $686 and $469, respectively, and $1,027 and $603, respectively, related to this investment.  In June and September 2012, we received distributions from PTP of $2,000 and $2,800, respectively.  These distributions represented a return on our investment and, accordingly, are included as operating activities in the accompanying statement of cash flows.

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

At September 30, 2012, we had a gross accrued liability of $11,290 for environmental matters as well as a receivable of $3,175 for expected recoveries of certain of these estimated future expenditures, resulting in an estimated net amount of $8,115 that we expect to need to fund from future cash flows.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We do not precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.

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

Legal Proceedings

In February 2012, Riverside County in the State of California performed its annual inspection of the underground storage tank systems at one of our sites and subsequently asserted that we were in violation of state laws and regulations governing the operation of those systems.  We have demanded indemnification from third parties who we believe may be responsible for these alleged violations and we and the third parties are engaged in settlements negotiations with the Riverside County District Attorney’s office.

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

Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in U.S. district courts in over 20 states.  Major petroleum refiners and retailers were named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale.  One theory alleges that the plaintiffs purchased smaller amounts of motor fuel than the amount for which defendants charged them because the defendants

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars and shares in thousands, except per share amounts)

measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy.  A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  These “tax” cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays.  We believe that there are substantial factual and legal defenses to the theories alleged in these so called “hot fuel” lawsuits.  The “temperature” cases seek nonmonetary relief in the form of an order requiring the defendants to install devices that display the temperature of the fuel and/or temperature correcting equipment on their retail fuel pumps and monetary relief in the form of damages, but the plaintiffs have not quantified the damages they seek.  The “tax” cases also seek monetary relief.  Plaintiffs have proposed a formula (which we dispute) to measure these damages as the difference between the amount of fuel excise taxes paid by defendants and the amount collected by defendants on motor fuel sales.  Plaintiffs have taken the position in filings with the Court that under this approach, our damages for an eight-year period for one state would be approximately $10,700.  We deny liability and disagree with the plaintiffs’ positions.  All of these cases have been consolidated in the U.S. District Court for the District of Kansas pursuant to multi-district litigation procedures.  On May 28, 2010, that Court ruled that, with respect to two cases originally filed in the U.S. District Court for the District of Kansas, it would grant plaintiffs’ motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel).  On January 19, 2012, the Court amended its prior ruling, and certified a class with respect to plaintiffs’ claims for damages as well.  A TA entity was named in one of those two Kansas cases, but the Court ruled that the named plaintiffs were not sufficient to represent a class as to TA.  Several defendants in the Kansas cases, including major petroleum refiners, have entered into multi-state settlements, which have not yet been approved by the Court.  Following a September 2012 trial against the remaining defendants in the Kansas cases, the jury returned a unanimous verdict in favor of those Kansas defendants, and the judge likewise ruled in the Kansas defendants’ favor on the sole non-jury claim.  The Court has not issued a decision on class certification with respect to the remaining cases that have been consolidated in the multi-district litigation.  Because various motions are pending, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.  However, the continued cost of litigating these cases could be significant.

On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the U.S. District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant, which was allowed on March 25, 2010.  The amended complaint also added as defendants Ceridian Corporation, Pilot Travel Centers LLC and Love’s Travel Stops & Country Stores, Inc.  Comdata markets fuel cards which are used for payments by trucking companies at truck stops.  The amended complaint alleged antitrust violations arising out of Comdata’s contractual relationships with truck stops in connection with its fuel cards.  The plaintiffs have sought unspecified damages and injunctive relief.  On March 24, 2011, the Court dismissed the claims against TA in the amended complaint, but granted plaintiffs leave to file a new amended complaint.  Four independent truck stop owners, as plaintiffs, filed a new amended complaint against us on April 21, 2011, repleading their claims.  On May 6, 2011, we renewed our motion to dismiss the complaint with prejudice while discovery otherwise proceeded.  The Court denied our renewed motion to dismiss on March 29, 2012, and we filed an answer to the complaint on April 30, 2012.  A trial schedule for the matter has not been set.  We believe that there are substantial factual and legal defenses to the plaintiffs’ claims against us, but that the costs to defend this case could be significant.

In addition to the legal proceedings referenced above, we are routinely involved in various other legal and administrative proceedings, including tax audits, incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

7.             Income Taxes

Because we do not have sufficient history of generating taxable income we do not currently recognize in our income tax provision the future benefit of all of our deferred tax assets, including the tax benefit associated with our loss carry forwards from prior years.  We will continue to assess our ability to generate taxable income during future periods in which our deferred tax assets may be realized.  If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statement of operations, which will affect our results of operations.  As a result of certain trading in our shares during 2007, our 2007 federal net operating loss of $50,346 and certain other tax credit carry forwards are generally not available to us for the purpose of offsetting future taxable income because of certain Internal Revenue Code provisions regarding changes in ownership of our common shares.  As of December 31, 2011, we had an unrestricted available federal net operating loss carry forward of approximately $137,332.  Our federal, and the majority of our state, net operating loss carry forwards will begin to expire in 2027.  Certain of our other state net operating loss carry forwards will begin to expire in 2012.  In addition, certain states have temporarily suspended the use of net operating loss carry forwards.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars and shares in thousands, except per share amounts)

For the three months ended September 30, 2012 and 2011, we recognized tax expense of $429 and $259, respectively, which included tax expense of $213 and $207, respectively, for state taxes on operating income that are payable without regard to our tax loss carry forwards.  Tax expense also included $52 in each quarter related to a noncash deferred liability arising from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes.  For the three months ended September 30, 2012, tax expense also includes $164 related to a noncash deferred liability arising from foreign currency translation adjustments which are unavailable to offset our deferred tax assets.

For the nine months ended September 30, 2012 and 2011, we recognized tax expense of $1,062 and $710, respectively, which included tax expense of $637 and $554, respectively, for state taxes on operating income that are payable without regard to our tax loss carry forwards.  Tax expense also included $156 during each of the nine month periods related to a noncash deferred liability arising from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes.  For the nine months ended September 30, 2012, tax expense also includes $269 related to a noncash deferred liability arising from foreign currency translation adjustments which are unavailable to offset our deferred tax assets.

8.              Other Information

Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
HPT rent classified as interest	$1,816	$1,847	$5,436	$5,541
Amortization of deferred financing costs	89	72	263	214
Other	733	445	1,933	933
Interest expense	$2,638	$2,364	$7,632	$6,688

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollars in thousands)

The following discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in our Annual Report.

Our revenues and income are subject to potentially material changes as a result of the market prices of fuel, as well as the availability of these products.  These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment.  Over the past few years there has been significant volatility in the cost of fuel.  During 2011, fuel prices generally rose during the first quarter of 2011 due in part to the political unrest in Northern Africa and the Middle East.  Fuel prices began to decline during the second quarter of 2011, and during the second half of 2011 fuel prices generally continued to decline due to, among other reasons, concerns the U.S. and global economies were moving toward a recession.  During the first half of 2012, prices generally continued to decrease due to continued global economic concerns, including economic conditions in Europe.  However, during the third quarter of 2012 fuel prices again generally rose due to tensions in the Middle East and economic stimulus programs in Europe and elsewhere.  We expect that significant changes in our costs for fuel products can largely be passed on to our customers, but often there are delays in passing on price changes that can affect our fuel gross margins.  Although other factors have an effect, fuel gross margins per gallon tend to be lower during periods of rising fuel commodity prices and higher during periods of falling fuel commodity prices.  Also, fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements.  We expect that the fuel markets will continue to be volatile for the foreseeable future.

The trucking industry is the primary customer for our goods and services.  Freight and trucking demand in the U.S. historically generally reflects the level of commercial activity in the U.S. economy.  The slow improvement of the U.S. economy generally, and the improving financial condition and increased activity of the trucking industry in the U.S. specifically, impacted our financial results during the first nine months of 2012.  Also, the improved fuel efficiency of heavy truck engines and other fuel conservation practices of trucking companies have somewhat reduced the demand for diesel fuel that might otherwise exist for a given level of U.S. economic activity.  Reflecting these and other factors, our nonfuel revenues in the first nine months of 2012 increased on a same site basis over the prior year, but our 2012 fuel sales volumes on a same site basis declined compared to the prior year and the level of fuel sales volume continues to be well below that experienced before the U.S. economic recession which began in late 2007 or 2008.  While the U.S. economy has been slowly growing over the past several quarters and trucking activity measures reflect slow growth in that industry, recent economic data has been mixed and the strength and sustainability of any economic recovery remains uncertain.  If the U.S. economy worsens, our financial results may not improve and may decline, resulting in losses from operations.

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

Number of Travel Center Sites

The following table summarizes the changes in the number of travel center sites (company operated and franchisee operated) from December 31, 2010 through September 30, 2012:

			Franchisee
			Owned
	Company	Franchisee	and
	Operated	Operated	Operated	Total
Number of travel centers at December 31, 2010	188	10	30	228

January - September 2011 Activity:
Acquired travel centers	5	—	—	5
Acquisition of franchised travel center	1	—	(1)	—
Opened franchised travel center	—	—	2	2
Number of travel centers at September 30, 2011	194	10	31	235

September - December 2011 Activity:
New franchised travel centers	—	—	2	2
Number of travel centers at December 31, 2011	194	10	33	237

January — September 2012 Activity:
Acquired travel centers	5	—	—	5
Acquisition of franchised travel centers	5	(1)	(4)	—
Number of travel centers at September 30, 2012	204	9	29	242

Relevance of Fuel Revenues

Due to volatile pricing of our fuel supplies and our pricing to fuel customers, we believe that fuel revenue is not a reliable basis for analyzing our results of operations from period to period.  As a result solely of changes in fuel prices, our fuel revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin.  We consider fuel volumes and fuel gross margin to be better measures of comparative performance than fuel revenues.  However, fuel purchase pricing and fuel sales revenues can materially impact our working capital requirements; see “Liquidity and Capital Resources” below.

Results of Operations (dollars in thousands)

Three months ended September 30, 2012 compared to September 30, 2011

The following table presents changes in our operating results for the three months ended September 30, 2012, as compared with the three months ended September 30, 2011.

	Three Months Ended September 30,		$	%
(dollars in thousands)	2012	2011	Change	Change

Revenues:
Fuel	$1,666,810	$1,734,621	$(67,811)	-3.9%
Nonfuel	363,402	348,790	14,612	4.2%
Rent and royalties	3,941	3,874	67	1.7%
Total revenues	2,034,153	2,087,285	(53,132)	-2.5%

Cost of goods sold (excluding depreciation):
Fuel	1,581,830	1,653,299	(71,469)	-4.3%
Nonfuel	164,017	152,780	11,237	7.4%
Total cost of goods sold (excluding depreciation)	1,745,847	1,806,079	(60,232)	-3.3%

Operating expenses:
Site level operating expenses	179,737	176,274	3,463	2.0%
Selling, general & administrative expense	25,577	22,360	3,217	14.4%
Real estate rent	49,185	48,202	983	2.0%
Depreciation and amortization expense	12,874	11,770	1,104	9.4%
Total operating expenses	267,373	258,606	8,767	3.4%

Income from operations	20,933	22,600	(1,667)	-7.4%

Income from equity investees	801	497	304	61.2%
Acquisition costs	(189)	—	(189)	-100.0%
Interest income	512	319	193	60.5%
Interest expense	(2,638)	(2,364)	(274)	-11.6%
Income before income taxes	19,419	21,052	(1,633)	-7.8%
Provision for income taxes	429	259	170	65.6%
Net income	$18,990	$20,793	$(1,803)	-8.7%

Same Site Comparisons. As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we include a travel center in the following same site comparisons only if we or a franchisee continuously operated it from July 1, 2011, through September 30, 2012.  We do not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered.  The table below excludes the data of two travel centers TA operates that are owned by a joint venture.

	Three Months Ended September 30,		$	%
(gallons and dollars in thousands, except per gallon amounts)	2012	2011	Change	Change

Number of company operated travel centers	192	192	—

Fuel: (1)
Sales volume (gallons)	481,316	516,585	(35,269)	-6.8%
Revenues	$1,570,767	$1,650,111	$(79,344)	-4.8%
Gross margin	$82,459	$80,506	$1,953	2.4%
Gross margin per gallon	$0.171	$0.156	$0.015	9.6%

Nonfuel: (1)
Revenues	$354,843	$348,508	$6,335	1.8%
Gross margin	$194,806	$195,849	$(1,043)	-0.5%
Gross margin percentage	54.9%	56.2%		-130	b.p.

Total gross margin(1)	$277,265	$276,355	$910	0.3%

Site level operating expenses (1)	$174,068	$173,270	$798	0.5%

Net site level operating expenses as a percentage of nonfuel revenues	49.1%	49.7%		-60	b.p.
Net site level gross margin in excess of site level operating expenses(1)	$103,197	$103,085	$112	0.1%

Number of franchisee operated travel centers	35	35	—

Rent and royalty revenues	$3,613	$3,189	$424	13.3%

(1)                             Includes fuel volume, gross margin, revenues and site level operating expenses for only those travel centers that were company operated during the entirety of the period from July 1, 2011, through September 30, 2012.

Revenues.  Revenues for the three month period ended September 30, 2012, were $2,034,153, a decrease from the quarter ended September 30, 2011, of $53,132, or 2.5%, primarily related to a decrease in fuel revenue.

Fuel revenues for the quarter ended September 30, 2012, were $1,666,810, a decrease of $67,811, or 3.9%, compared to the same period in 2011.  This decrease was principally the result of decreases in same site fuel sales volume and also a result of decreases in gallons sold to franchisees.  Increases in fuel prices and fuel sales at travel centers we acquired or opened since July 1, 2011, partially offset the decrease attributable to lower sales volumes.  The decreased level of sales volume to franchisees resulted from the new terms in sublease renewals entered in June through September 2012, which increased our rent revenue but eliminated the requirement that these subtenants purchase diesel fuel from us.  Six of these sublease renewals were effective in the 2012 third quarter and the sublease renewals for the remaining three subtenants became effective during October 2012.  Additionally, improved fuel efficiency of heavy truck engines and other fuel conservation practices of trucking companies have somewhat reduced the demand for diesel fuel.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for three months ended September 30, 2011	543,959	$1,734,621

Increase due to petroleum products price changes	—	39,246
Decrease due to same site volume changes	(35,269)	(115,582)
Increase due to travel centers acquired or opened	9,610	31,276
Changes in sales to franchises and other changes, net	(6,927)	(22,751)
Net change from prior year period	(32,586)	(67,811)

Results for three months ended September 30, 2012	511,373	$1,666,810

On a same site basis, fuel sales volume for our company operated travel centers decreased by 35,269 gallons, or 6.8%, during the three months ended September 30, 2012, compared to the same period in 2011.  We believe that the lackluster growth in the U.S. economy and in the trucking sector generated a small increase in demand for fuel sales, but that any fuel sales volume increase we experienced from this increased demand were outpaced by the negative effects on our fuel sales volumes of fuel conservation efforts by trucking customers, temporarily reduced fueling capacity at our sites due to capital projects, and our decision to avoid certain lower margin fuel sales.

Nonfuel revenues for the three months ended September 30, 2012, were $363,402, an increase of $14,612, or 4.2%, compared to the same period in 2011.  The increase in nonfuel revenues was primarily the result of sales at the travel centers we acquired or opened since July 1, 2011. Nonfuel revenues also increased on a same site basis for our company operated sites, posting a $6,335, or 1.8%, increase during the three months ended September 30, 2012, compared to the same period in 2011.  We believe the same site nonfuel revenue increase reflects increased customer spending due to increased customer traffic, certain price increases we have instituted as a result of increased prices we paid for nonfuel inventory purchases and the effects of certain of our marketing initiatives.

Rent and royalty revenues for the three months ended September 30, 2012, were $3,941, an increase of $67, or 1.7%, compared to the same period in 2011.  Rent and royalties increased as a result of increased nonfuel revenues at our franchisee locations, the addition of three franchisee locations since July 1, 2011 and increased rents at six sites currently subleased to franchisees that became effective during the third quarter of 2012. These increases were partially offset by our acquisition of five franchisee travel centers or business, one of which had been subleased from us, that we now operate; these travel centers were acquired in April 2012, July 2012 and August 2012.  The rents at three additional sites currently subleased to franchisees increased in October 2012.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended September 30, 2012, was $1,745,847, a decrease of $60,232, or 3.3%, compared to the same period in 2011.  Fuel cost of goods sold for the quarter ended September 30, 2012, of $1,581,830 decreased by $71,469, or 4.3%, compared to the same period in 2011.  This decrease in fuel cost of goods sold primarily resulted from the decrease in fuel sales volume, partially offset by increased fuel prices.  The fuel gross margin per gallon of $0.171 on a same site basis for the three months ended September 30, 2012, was $0.015 per gallon; a higher amount than for the same period of 2011 primarily as a result of variations in market prices for fuel and our decisions to avoid certain lower margin sales.

Nonfuel cost of goods sold for the three months ended September 30, 2012, was $164,017, an increase of $11,237, or 7.4%, compared to the same period in 2011.  Nonfuel cost of goods sold increased due to the nonfuel sales increases noted above, combined with increases in product unit costs.  Nonfuel gross margin for the three months ended September 30, 2012, was $199,385, compared to $196,010 during the same period of 2011.  Nonfuel gross margin was 54.9% and 56.2% of nonfuel revenues during the third quarters of 2012 and 2011, respectively.  The nonfuel gross margin percentage decreased primarily as a result of a change in our mix of products and services sold, margin compression in our truck service sales largely due to increased tire prices and increased price competition, and certain delays in reflecting certain product cost increases in our retail prices.

Site level operating expenses.  Site level operating expenses for the three months ended September 30, 2012, were $179,737, an increase of $3,463, or 2.0%, compared to the same period in 2011.  The increase in site level operating expenses primarily was due to the travel centers we opened since July 1, 2011, including $859 of site conversion or startup costs.

On a same site basis for our company operated sites, site level operating expenses increased by $798, or 0.5%, for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to increased labor costs resulting from the increased level of nonfuel sales.  Site level operating expenses as a percentage of nonfuel revenues for the quarter ended September 30, 2012, were 49.1%, compared to 49.7% for the same period in 2011 on a same site basis.  The decrease in operating expenses as a percentage of nonfuel revenues primarily was because certain of our expenses are fixed or otherwise do not vary directly with sales so that increases in our revenues did not result in corresponding increases in those site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended September 30, 2012, were $25,577, an increase of $3,217, or 14.4%, compared to the same period in 2011.  This increase primarily resulted from increases in legal expenses and personnel costs.

Real estate rent expense.  Rent expense for the three months ended September 30, 2012, was $49,185, an increase of $983, or 2.0%, compared to the same period in 2011.  This increase resulted from the rent related to improvements sold to HPT during 2011 and 2012 and estimated percentage rent recognized under the TA Lease based on increases in 2012 fuel and nonfuel revenues over the 2011 amounts at the sites leased under the TA Lease.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended September 30, 2012, was $12,874, an increase of $1,104, or 9.4%, compared to the same period in 2011, that primarily resulted from an increase in depreciable assets due in large part to the acquisitions we completed since July 1, 2011.

Interest expense.  Interest expense consisted of the following:

	Three Months Ended September 30,		$
(dollars in thousands)	2012	2011	Change

HPT rent classified as interest	$1,816	$1,847	$(31)
Amortization of deferred financing costs	89	72	17
Other	733	445	288
Total interest expense	$2,638	$2,364	$274

Income tax provision.  Our provision for income taxes was $429 and $259 for the three month periods ended September 30, 2012 and 2011, respectively.  We do not currently recognize the benefit of all of our deferred tax assets, including the tax benefit associated with our tax loss carry forwards from prior years, but our tax loss carry forwards do offset any federal and certain state income tax associated with our current taxable income.  Our income tax provision represents certain minimum income based state taxes payable without regard to our applicable state tax loss carry forwards as well as the recognition of deferred tax liabilities that cannot be used to reduce existing deferred tax assets related to the tax amortization of indefinite lived intangible assets and to foreign currency translation adjustments.

Nine months ended September 30, 2012 compared to September 30, 2011

The following table presents changes in our operating results for the nine months ended September 30, 2012, as compared with the nine months ended September 30, 2011.

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2012	2011	Change	Change

Revenues:
Fuel	$5,039,010	$4,989,927	$49,083	1.0%
Nonfuel	1,020,299	963,676	56,623	5.9%
Rent and royalties	11,220	10,753	467	4.3%
Total revenues	6,070,529	5,964,356	106,173	1.8%

Cost of goods sold (excluding depreciation):
Fuel	4,789,447	4,761,943	27,504	0.6%
Nonfuel	455,201	415,348	39,853	9.6%
Total cost of goods sold (excluding depreciation)	5,244,648	5,177,291	67,357	1.3%

Operating expenses:
Site level operating expenses	525,962	511,035	14,927	2.9%
Selling, general & administrative expense	73,110	65,768	7,342	11.2%
Real estate rent	148,030	143,339	4,691	3.3%
Depreciation and amortization expense	37,138	34,399	2,739	8.0%
Total operating expenses	784,240	754,541	29,699	3.9%

Income from operations	41,641	32,524	9,117	28.0%

Income from equity investees	1,263	714	549	76.9%
Acquisition costs	(647)	(446)	(201)	-45.1%
Interest income	1,094	655	439	67.0%
Interest expense	(7,632)	(6,688)	(944)	-14.1%
Income before income taxes	35,719	26,759	8,960	33.5%
Provision for income taxes	1,062	710	352	49.6%
Net income	$34,657	$26,049	$8,608	33.0%

Same Site Comparisons.  As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we include a travel center in the following same site comparisons only if we or a franchisee continuously operated it from January 1, 2011, through September 30, 2012.  We do not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered.  The table below excludes the data of two travel centers TA operates that are owned by a joint venture and one company operated site that was temporarily closed during part of the nine month period ending September 30, 2011.

	Nine Months Ended September 30,		$	%
(gallons and dollars in thousands, except per gallon amounts)	2012	2011	Change	Change

Number of company operated travel centers	184	184	—

Fuel: (1)
Sales volume (gallons)	1,424,568	1,476,869	(52,301)	-3.5%
Revenues	$4,630,438	$4,687,655	$(57,217)	-1.2%
Gross margin	$239,045	$222,412	$16,633	7.5%
Gross margin per gallon	$0.168	$0.151	$0.017	11.3%

Nonfuel: (1)
Revenues	$984,222	$949,751	$34,471	3.6%
Gross margin	$545,796	$540,724	$5,072	0.9%
Gross margin percentage	55.5%	56.9%		-140	b.p.

Total gross margin(1)	$784,841	$763,136	$21,705	2.8%

Site level operating expenses (1)	$498,079	$497,398	$681	0.1%
Net site level operating expenses as a percentage of nonfuel revenues	50.6%	52.4%		-180	b.p.
Net site level gross margin in excess of site level operating expenses(1)	$286,762	$265,738	$21,024	7.9%

Number of franchisee operated travel centers	34	34	—

Rent and royalty revenues	$9,581	$8,926	$655	7.3%

(1)                  Includes fuel volume, gross margin, revenues and site level operating expenses for only those travel centers that were company operated during the entirety of the period from January 1, 2011, through September 30, 2012.

Revenues.  Revenues for the nine month period ended September 30, 2012, were $6,070,529, an increase from the nine month period ended September 30, 2011, of $106,173, or 1.8%, primarily related to an increase in fuel revenue.

Fuel revenues for the nine months ended September 30, 2012, were $5,039,010, an increase of $49,083, or 1.0%, compared to the same period in 2011.  This increase was principally the result of increases in fuel prices and fuel sales at travel centers we acquired or opened since July 1, 2011. These increases were partially offset by decreases in same site fuel sales volume and also offset by decreases in gallons sold to franchisees.  The decreased level of sales volume to franchisees resulted from the sublease renewals entered in June through September 2012, which increased our rent revenue but eliminated the requirement that these subtenants purchase diesel fuel from us.  Six of these sublease renewals were effective in the 2012 third quarter and the sublease renewals for the remaining three subtenants became effective during October 2012.  Additionally, improved fuel efficiency of heavy truck engines and other fuel conservation practices of trucking companies have somewhat reduced the demand for diesel fuel.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for nine months ended September 30, 2011	1,574,394	$4,989,927

Increase due to petroleum products price changes	—	119,675
Decrease due to same site volume changes	(52,301)	(170,655)
Increase due to travel centers acquired or opened	37,934	123,078
Changes in sales to franchises and other changes, net	(7,029)	(23,015)
Net change from prior year period	(21,396)	49,083

Results for nine months ended September 30, 2012	1,552,998	$5,039,010

On a same site basis, fuel sales volume for our company operated travel centers decreased by 52,301 gallons, or 3.5%, during the nine months ended September 30, 2012, compared to the same period in 2011.  We believe that the lackluster growth in the U.S. economy and in the trucking sector generated a small increase in demand for fuel sales, but that any fuel sales volume increase we experienced from this increased demand were outpaced by the negative effects on our fuel sales volumes of fuel conservation efforts by trucking customers, temporarily reduced fueling capacity at our sites due to capital projects, and our decision to avoid certain lower margin fuel sales.

Nonfuel revenues for the nine months ended September 30, 2012, were $1,020,299, an increase of $56,623, or 5.9%, compared to the same period in 2011.  The majority of the change between years related to those sites we operated continuously since January 1, 2011.  On a same site basis for our company operated sites, nonfuel revenues increased by $34,471, or 3.6%, during the nine months ended September 30, 2012, compared to the same period in 2011.  We believe the same site nonfuel revenue increase reflects increased customer spending due to increased customer traffic, certain price increases we have instituted as a result of increased prices we paid for nonfuel inventory purchases and the effects of certain of our marketing initiatives.   The increase in nonfuel revenues was also the result of sales at the travel centers we acquired or opened since the beginning of 2011.

Rent and royalty revenues for the nine months ended September 30, 2012, were $11,220, an increase of $467, or 4.3%, compared to the same period in 2011.  Rent and royalties increased as a result of increased nonfuel revenues at our franchisee locations, the addition of four franchisee locations since the beginning of 2011 and increased rents at six sites currently subleased to franchisees that became effective during the third quarter of 2012. These increases were partially offset by our acquisitions in May 2011, April 2012, July 2012 and August 2012 of franchisee travel centers or business that we now operate, one of which had been subleased from us.  The rents at three additional sites currently subleased to franchisees increased in October 2012.

Cost of goods sold (excluding depreciation). Cost of goods sold for the nine months ended September 30, 2012, was $5,244,648, an increase of $67,357, or 1.3%, compared to the same period in 2011.  Fuel cost of goods sold for the nine months ended September 30, 2012, of $4,789,447 increased by $27,504, or 0.6%, compared to the same period in 2011.  This increase in fuel cost of goods sold resulted from the increase in fuel prices and the increase in fuel sales volumes.  The fuel gross margin per gallon of $0.168 on a same site basis for the nine months ended September 30, 2012, was $0.017 per gallon; a higher amount than for the same period of 2011 primarily as a result of variations in market prices for fuel and our decision to avoid certain lower margin sales.

Nonfuel cost of goods sold for the nine months ended September 30, 2012, was $455,201, an increase of $39,853, or 9.6%, compared to the same period in 2011.  Nonfuel cost of goods sold increased due to the nonfuel sales increases noted above, combined with increases in product unit costs.  Nonfuel gross margin for the nine months ended September 30, 2012, was $565,098, compared to $548,328 during the same period of 2011.  Nonfuel gross margin was 55.4% and 56.9% of nonfuel revenues during the first nine months of 2012 and 2011, respectively.  The nonfuel gross margin percentage decreased primarily as a result of a shift in our mix of products and services sold, margin compression in our truck service sales largely due to increased tire prices, and increased price competition, a decision to lower our retail prices for certain products in order to encourage higher sales volumes of store products and delays in reflecting certain product cost increases in our retail pricing.

Site level operating expenses.  Site level operating expenses for the nine months ended September 30, 2012, were $525,962, an increase of $14,927, or 2.9%, compared to the same period in 2011.  The increase in site level operating expenses primarily was due to the travel centers we acquired or opened since the first quarter of 2011, including $1,196 of site conversion or startup costs, and also resulted from adjustments to reserves for certain environmental and litigation matters.

On a same site basis for our company operated sites, site level operating expenses increased by $681, or 0.1%, for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to increased labor costs resulting from the increased level of nonfuel sales.  Site level operating expenses as a percentage of nonfuel revenues for the nine months ended September 30, 2012, were 50.6%, compared to 52.4% for the same period in 2011 on a same site basis.  The decrease in operating expenses as a percentage of nonfuel revenues primarily was because certain of our expenses are fixed, or otherwise do not vary directly with sales so that increases in our revenues did not result in corresponding increases in those site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2012, were $73,110, an increase of $7,342, or 11.2%, compared to the same period in 2011.  This increase primarily resulted from increases in legal expenses and personnel costs.

Real estate rent expense.  Rent expense for the nine months ended September 30, 2012, was $148,030, an increase of $4,691, or 3.3%, compared to the same period in 2011 that resulted from the rent related to improvements sold to HPT during 2011 and 2012 and estimated percentage rent recognized under the TA Lease based on increases in 2012 fuel and nonfuel revenues over the 2011 amounts at the sites leased under the TA Lease.

Depreciation and amortization expense.  Depreciation and amortization expense for the nine months ended September 30, 2012, was $37,138, an increase of $2,739, or 8.0%, compared to the same period in 2011, that primarily resulted from an increase in depreciable assets due in large part to the acquisitions we completed since July 1, 2011.

Interest expense. Interest expense consisted of the following:

	Nine Months Ended September 30,		$
(dollars in thousands)	2012	2011	Change

HPT rent classified as interest	$5,436	$5,541	$(105)
Amortization of deferred financing costs	263	214	49
Other	1,933	933	1,000
Total interest expense	$7,632	$6,688	$944

Income tax provision.  Our provision for income taxes was $1,062 and $710 for the nine months ended September 30, 2012 and 2011, respectively.  We do not currently recognize the benefit of all of our deferred tax assets, including the tax benefit associated with our tax loss carry forwards from prior years, but our tax loss carry forwards do offset any federal and certain state income tax associated with our current taxable income.  Our income tax provision represents certain minimum income based state taxes payable without regard to our tax loss carry forwards as well as the recognition of deferred tax liabilities that cannot be used to reduce existing deferred tax assets related to the tax amortization of indefinite lived intangible assets and to foreign currency translation adjustments.

Seasonality

Assuming little variation in fuel prices: our revenues are usually lowest in the first quarter of the year when movement of freight by professional truck drivers and motorist travel are typically at their lowest levels of the year;  and our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because the beginning of the fourth quarter is often positively impacted by increased movement of freight in preparation for various national holidays but that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers toward the end of the year.  While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.

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

The primary risks we face with respect to our operating cash flow are:

•                  decreased demand for our fuel products resulting from fuel conservation and engine fuel efficiency efforts;

•                  decreased demand for our products and services we may experience as a result of competition, particularly competition from the other two large companies in our industry, Pilot Travel Centers LLC and Love’s Travel Stops and Country Stores, Inc.;

•                  the negative impacts of the volatility and high level of prices for petroleum products on our gross margins and working capital requirements;

•                  the potential negative impacts of inflation on our nonfuel cost of goods sold, on our nonfuel gross margins and working capital requirements; and

•                  the present economic conditions in the U.S. and the trucking industry and the risk of a renewed economic slowdown or recession.

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

Assets and Liabilities

At September 30, 2012, and December 31, 2011, we had cash and cash equivalents of $101,610 and $118,255, respectively.  Our total current assets at September 30, 2012, were $527,350, compared to $484,250 at December 31, 2011.  Our total current liabilities were $373,549 at September 30, 2012, compared to $287,816 at December 31, 2011.  During the first nine months of 2012, the decrease in our cash balance was primarily attributable to the $111,573 we invested in capital expenditures and the acquisitions of nine travel centers we completed.  These cash uses were partially offset by cash generated from our operating activities, including working capital changes, and from our sales of improvements to HPT.  During 2012 we received a total of $4,800 of distributions from PTP.  Accounts receivable, inventory and accounts payable primarily increased as a result of increased nonfuel sales levels and higher fuel prices in September as compared to December.

Revolving Credit Facility

We have a revolving credit agreement, or credit facility, with a group of commercial banks.  Under this credit facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in October 2016.  The availability of this maximum amount is subject to limits based on qualified collateral.  Subject to available collateral and lender participation, the maximum amount may be increased to $300,000.  The credit facility may be used for general business purposes and provides for the issuance of letters of credit.  Generally, no principal payments are due until maturity.  Borrowings under the credit facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a spread (which spread is subject to adjustment based upon facility availability, utilization and other matters).  The annual interest rate for our revolving credit facility was 4.5% as of September 30, 2012.  Pursuant to the credit facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the credit facility.  There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that may have the effect of increasing LIBOR.  Increases in LIBOR would increase the amount of interest we would have to pay under our credit facility for our borrowings under that facility.  Changes in LIBOR do not affect the charges for letters of credit outstanding under our credit facility.

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

Our credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets and the amount available to us is determined by reference to a borrowing base calculation based on eligible collateral.  At September 30, 2012, this borrowing base calculation provided a total of $186,846 available for loans and letters of credit under the credit facility.  At September 30, 2012, there were no loans outstanding under the credit facility but we had outstanding $58,229 of letters of credit issued under that facility, securing certain purchases, insurance, fuel taxes and other trade obligations.

Investment Activities

Our business of operating high sales volume travel centers open 24 hours every day requires that we make regular capital investments in our existing sites to maintain their competitive attractiveness to our customers.  During the nine months ended September 30, 2012, we made capital investments of $94,221 for improvements to existing travel centers and $17,352 to improve the travel centers we acquired during 2011 and 2012.  During the nine months ended September 30, 2012, we purchased nine travel centers and acquired the business of a sublease tenant franchisee for a total of $41,222.  In October 2012, we entered agreements to acquire three travel centers for a total of $14,060 and we expect to complete the purchases of these travel centers during the fourth quarter of 2012 and first quarter of 2013. However, these acquisitions are subject to conditions and, accordingly, these acquisitions may be delayed, their terms may be changed or they may not be completed.  We currently intend to continue our efforts to selectively acquire additional properties.

During the first nine months of 2012, we received $48,282 of proceeds from the sale to HPT of improvements we previously made to travel centers leased from HPT, and as a result our annual rent increased by $4,103, pursuant to the terms of the HPT Leases.  At September 30, 2012, we had assets of $11,068 included in our property and equipment balance that we intend to request that HPT purchase for a future increase in rent; however, HPT is not obligated to purchase those assets.

Off Balance Sheet Arrangements (dollars in thousands)

As of September 30, 2012, we had no off balance sheet arrangements that we believe have had or would be reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt owed by an entity in which we own a minority interest.  We own a 40% interest in a joint venture, PTP, that owns two travel centers that we operate.  These travel centers are encumbered by debt of approximately $18,252 as of September 30, 2012, that is secured by PTP’s real property and that matures in December 2018.  We account for our investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt.  We are not directly liable for this debt, but the carrying value of our investment in this joint venture ($14,798 at September 30, 2012) could be adversely affected if PTP defaulted on this debt and PTP’s property was used to satisfy this debt.  In connection with the loan agreement entered by PTP, we and Tejon, the owner of the majority interest in PTP, each agreed to indemnify the lender against liability from environmental matters related to PTP’s sites.

Related Party Transactions (dollars in thousands)

Relationships with HPT, RMR and AIC

We have relationships and historical and continuing transactions with our Directors, our executive officers, HPT, RMR, AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example: HPT is our former parent company, our principal landlord and our largest shareholder and RMR provides management services to both us and HPT; we, RMR, HPT and five other companies to which RMR provides management services, each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts; RMR, a company that employs our President and Chief Executive Officer; our Executive Vice President, Chief Financial Officer and Treasurer; our Executive Vice

President and General Counsel; and both of our Managing Directors and which is majority owned by one of our Managing Directors, assists us with various aspects of our business pursuant to a business management agreement and provides building management services related to our headquarters office building pursuant to a property management agreement.  For further information about these and other such relationships and related person transactions, please see Note 5 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report, including “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement and our other filings with the SEC, including Note 18 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Warning Concerning Forward Looking Statements,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our leases, rent deferral agreement and related amendments with HPT, our business management agreement and property management agreement with RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

Environmental and Climate Change Matters (dollars in thousands)

At September 30, 2012, we had an accrued liability of $11,290 for environmental matters as well as a receivable of $3,175 for expected recoveries of certain of these estimated future expenditures, resulting in an estimated net amount of $8,115 that we expect to need to fund from future cash flows.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We do not precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and Rule 15d-15.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at September 30, 2012, because we had not completed remediation of the material weakness in our internal control over financial reporting relating to our controls over determining whether impairment indicators for our property and equipment exist and subsequently measuring any resulting impairment charges, as described in Item 9A of our Annual Report.

Changes in Internal Control over Financial Reporting

Except as described in this Item 4, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting

We continue to design and implement improved internal controls to remediate the material weakness that existed as of December 31, 2011, with respect to our controls over impairment indicators and charges.  We have adopted new procedures for performing our annual impairment analysis and for performing our identification of potential indicators of impairment during the year, including more frequent quantitative and qualitative assessments throughout the year and analysis of the financial results of our travel centers after taking into account the allocation of rent expense incurred under the HPT Leases.  We also have designed new processes for the supervisory review of the assumptions, calculations and results of such analyses.  These changes were in process as of September 30, 2012, but had not yet been completed, documented and tested.  During the fourth quarter we will provide additional formal training regarding generally accepted accounting principles with respect to impairment analysis and fair value calculations to our accounting staff and management personnel.  We expect that the remediation of the identified weakness in our internal control over impairment indicators and charges will be completed during 2012.

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

Exhibit 101.1

The following materials from TravelCenters of America LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (furnished herewith)

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE:

•                  THIS QUARTERLY REPORT INCLUDES STATEMENTS THAT OUR NONFUEL SALES, FUEL GROSS MARGIN AND NONFUEL GROSS MARGIN LEVELS INCREASED.  AN IMPLICATION OF THESE STATEMENTS MAY BE THAT WE WILL BE ABLE TO OPERATE PROFITABLY IN THE FUTURE. IN FACT, THERE ARE MANY FACTORS WHICH WILL IMPACT OUR FUTURE OPERATIONS THAT MAY CAUSE US TO OPERATE UNPROFITABLY IN ANNUAL AND/OR QUARTERLY PERIODS IN ADDITION TO THOSE STATED ITEMS, INCLUDING SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS SEASONALITY, THE CONDITION OF THE U.S. ECONOMY GENERALLY, THE FUTURE DEMAND FOR OUR GOODS AND SERVICES AND COMPETITION IN OUR BUSINESS;

•                  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE AND LEGISLATION AND REGULATION REGARDING CLIMATE CHANGE, INCLUDING GREENHOUSE GAS EMISSIONS, AND OTHER ENVIRONMENTAL MATTERS MAY BE ADOPTED OR ADMINISTERED AND ENFORCED DIFFERENTLY IN THE FUTURE, WHICH COULD REQUIRE US TO EXPEND SIGNIFICANT AMOUNTS AND OUR BUSINESS TO DECLINE MATERIALLY;

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE ACQUIRED TRAVEL CENTER LOCATIONS DURING 2011, REFERENCES SEVERAL TRAVEL CENTER AND BUSINESS PURCHASES THAT WE HAVE COMPLETED OR AGREED TO COMPLETE DURING 2012 AND STATES THAT WE CURRENTLY INTEND TO CONTINUE OUR EFFORTS TO SELECTIVELY ACQUIRE ADDITIONAL PROPERTIES.  THE IMPLICATIONS OF THESE STATEMENTS MAY BE THAT WE WILL BE ABLE TO COMPLETE ALL OF THESE PURCHASES, WE WILL BE ABLE TO OPERATE OUR ACQUIRED LOCATIONS PROFITABLY, AND WE WILL BE ABLE TO CONTINUE TO IDENTIFY AND COMPLETE ADDITIONAL PURCHASES.  MANY OF THE TRAVEL CENTERS WE HAVE ACQUIRED PRODUCED OPERATING RESULTS WHICH MAY HAVE CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW OPERATIONS INTO OUR EXISTING OPERATIONS AND SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS THE LEVEL OF DEMAND FOR OUR GOODS AND SERVICES ARISING FROM THE U.S. ECONOMY GENERALLY.  WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE TRAVEL CENTER OPERATIONS OR OPERATE THESE LOCATIONS, OR ANY OF THEM, PROFITABLY IN THE FUTURE.  ALSO, WE MAY NOT SUCCEED IN COMPLETING THE PURCHASES TO WHICH WE HAVE AGREED AND WE MAY NOT SUCCEED IN IDENTIFYING AND/OR ACQUIRING OTHER PROPERTIES;

•                  THIS QUARTERLY REPORT STATES THAT AT SEPTEMBER 30, 2012, WE HAD $101.6 MILLION OF CASH AND CASH EQUIVALENTS, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR BANK CREDIT FACILITY ON SEPTEMBER 30, 2012, THAT DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2012, WE RECEIVED $48.3 MILLION FROM HPT FOR SALES TO HPT OF QUALIFYING IMPROVEMENTS, THAT WE INTEND TO SELL TO HPT IMPROVEMENTS WE HAVE MADE TO THE PROPERTIES WE LEASE FROM HPT AND THAT WE OWN UNENCUMBERED REAL ESTATE THAT MAY BE ADDITIONAL SOURCES OF LIQUIDITY OVER TIME.  THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY.  IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH.  AS OF SEPTEMBER 30, 2012, $58.2 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO PROVIDE LETTERS OF CREDIT TO OUR SUPPLIERS, INSURERS AND TAXING AUTHORITIES AND WE HAVE COLLATERALIZED OUR BANK FACILITY WITH SUBSTANTIALLY ALL OF OUR CASH, ACCOUNTS RECEIVABLE, INVENTORIES, EQUIPMENT AND INTANGIBLE ASSETS.  IN ADDITION, OUR BUSINESS REQUIRES US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS, HPT IS NOT OBLIGATED TO PURCHASE THE IMPROVEMENTS WE MAY REQUEST AND WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING

UNENCUMBERED REAL ESTATE.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY;

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

•                THIS QUARTERLY REPORT STATES OUR CURRENT OBSERVATIONS AS TO ECONOMIC AND INDUSTRY CONDITIONS.  RECENT ECONOMIC DATA HAS BEEN MIXED AND IMPROVEMENTS, IF ANY, IN THE U.S. ECONOMY OR IN THE TRUCKING OR TRAVEL CENTER INDUSTRIES MAY NOT CONTINUE, AND OUR FUEL AND NONFUEL SALES VOLUMES MAY NOT INCREASE BUT MAY DECLINE;

•                 THIS QUARTERLY REPORT STATES SOME OF OUR BELIEFS WITH RESPECT TO VARIOUS PENDING LITIGATION, AND THESE STATEMENTS MAY IMPLY THAT WE WILL PREVAIL IN OUR LITIGATION.  IN FACT, WE MAY BE UNABLE TO PREVAIL IN OUR PENDING LITIGATION AND ANY SETTLEMENT OR ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.  ALSO, THE LEGAL AND OTHER EXPENSES WE MAY INCUR IN CONNECTION WITH LITIGATION WILL DEPEND, IN PART, UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL, AND OUR LITIGATION COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS;

•                 THIS QUARTERLY REPORT STATES THAT WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200 MILLION.  HOWEVER, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY UNDER THIS FACILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORIES THAT VARY IN AMOUNT FROM TIME TO TIME.  ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200 MILLION; WE HAD $186.8 MILLION OF BORROWING AND LETTER OF CREDIT AVAILABILITY UNDER OUR CREDIT FACILITY AS OF SEPTEMBER 30, 2012, OF WHICH $58.2 MILLION WAS UTILIZED FOR OUTSTANDING LETTERS OF CREDIT.  ALSO, THIS QUARTERLY REPORT STATES THAT THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION.  NONETHELESS, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY WHEN WE MAY NEED OR WANT TO DO SO;

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

•                  THIS QUARTERLY REPORT STATES THAT WE EXPECT TO REMEDIATE THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING RELATED TO IDENTIFYING INDICATORS OF IMPAIRMENT AND MEASURING ANY RESULTING IMPAIRMENT CHARGES THAT WE DISCLOSED IN ITEM 9A OF OUR ANNUAL REPORT DURING 2012.  IN FACT, WE MAY NOT COMPLETE THE REMEDIATION OF CONTROLS WITHIN 2012 AND WE MAY IDENTIFY OTHER MATERIAL WEAKNESSES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

•                THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US, OUR CUSTOMERS AND OUR FRANCHISEES;

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

•                  WE ARE ROUTINELY INVOLVED IN LITIGATION AND OTHER LEGAL MATTERS INCIDENTAL TO THE ORDINARY COURSE OF OUR BUSINESS.  DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN HAVE UNANTICIPATED RESULTS.  LITIGATION IS USUALLY EXPENSIVE AND DISTRACTING TO MANAGEMENT.  WE CAN PROVIDE NO ASSURANCE AS TO THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE OR MAY BECOME INVOLVED;

•                  ACTS OF TERRORISM, GEOPOLITICAL RISKS, WARS, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL MAY ADVERSELY AFFECT OUR OPERATING RESULTS;

•                  ALTHOUGH WE BELIEVE THAT WE BENEFIT FROM OUR CONTINUING RELATIONSHIPS WITH HPT, RMR AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES, ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, HPT, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY PRESENT A CONTRARY PERCEPTION OR RESULT IN LITIGATION;

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

WE ACCUMULATED A SIGNIFICANT DEFICIT DURING THE YEARS 2007 THROUGH 2010.  ALTHOUGH WE GENERATED NET INCOME FOR THE YEAR ENDED DECEMBER 31, 2011, AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012, AND OUR PLANS ARE INTENDED TO GENERATE NET INCOME IN FUTURE PERIODS, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

RESULTS THAT DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY ALSO BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT, INCLUDING UNDER “WARNING CONCERNING FORWARD LOOKING STATEMENTS” AND “ITEM 1A.  RISK FACTORS,” AND ELSEWHERE IN THIS QUARTERLY REPORT.

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

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	Andrew J. Rebholz
November 6, 2012		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)