Form 10-K
period 2012-12-31
TRAVELCENTERS OF AMERICA LLC
filed 2013-03-18
CIK 1378453

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33274

TRAVELCENTERS OF AMERICA LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5701514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
24601 Center Ridge Road, Suite 200, Westlake, OH 44145-5639 (Address of Principal Executive Offices)
(440) 808-9100 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares	NYSE MKT
8.25% Senior Notes due 2028	NYSE MKT

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting shares of the registrant held by non-affiliates was $121.4 million based on the closing price per common share of $5.07 on the NYSE MKT on June 29, 2012. For purposes of this calculation, the aggregate of 2,274,824 common shares that were held by the directors and officers of the registrant, and 2,540,000 common shares that were held by Hospitality Properties Trust, as of June 29, 2012, have been included in the number of common shares held by affiliates.

          Number of the registrant's common shares outstanding as of March 14, 2013: 29,535,851.

          References in this Annual Report on Form 10-K, to "TA", "TravelCenters", the "Company", "we", "us" and "our" include TravelCenters of America LLC and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS ANNUAL REPORT THAT MAY NOT OCCUR INCLUDE:

  •
  WE STATE IN THIS ANNUAL REPORT OUR BELIEF THAT THE U.S. ECONOMY IS IN A PERIOD OF SLOW AND UNEVEN ECONOMIC RECOVERY AND EXPANSION. RECENT ECONOMIC DATA HAS BEEN MIXED AND IMPROVEMENTS, IF ANY, IN THE U.S. ECONOMY OR IN THE TRUCKING OR TRAVEL CENTER INDUSTRIES MAY NOT CONTINUE, AND OUR FUEL AND NONFUEL SALES VOLUME MAY DECLINE;

  •
  THIS ANNUAL REPORT INCLUDES STATEMENTS THAT OUR NONFUEL SALES, FUEL GROSS MARGIN AND NONFUEL GROSS MARGIN LEVELS INCREASED. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT WE WILL BE ABLE TO OPERATE PROFITABLY IN THE FUTURE. IN FACT, THERE ARE MANY FACTORS WHICH WILL IMPACT OUR FUTURE OPERATIONS THAT MAY CAUSE US TO OPERATE UNPROFITABLY IN ANNUAL AND/OR QUARTERLY PERIODS IN ADDITION TO THOSE STATED ITEMS, INCLUDING SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS SEASONALITY, THE CONDITION OF THE U.S. ECONOMY GENERALLY, THE FUTURE DEMAND FOR OUR GOODS AND SERVICES AND COMPETITION IN OUR BUSINESS;

  •
  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE AND LEGISLATION AND REGULATION REGARDING CLIMATE CHANGE, INCLUDING GREENHOUSE GAS EMISSIONS, AND OTHER ENVIRONMENTAL MATTERS MAY BE ADOPTED OR ADMINISTERED AND ENFORCED DIFFERENTLY IN THE FUTURE AND ANY GLOBAL CLIMATE CHANGE COULD ADVERSELY IMPACT OUR TRAVEL CENTERS AND BUSINESS, WHICH COULD CAUSE US TO EXPEND SIGNIFICANT AMOUNTS AND CAUSE OUR BUSINESS TO DECLINE MATERIALLY;

  •
  THIS ANNUAL REPORT STATES THAT WE HAVE ACQUIRED TRAVEL CENTER LOCATIONS DURING 2011 AND 2012, REFERENCES SEVERAL TRAVEL CENTER AND BUSINESS PURCHASES THAT WE HAVE COMPLETED OR AGREED TO COMPLETE DURING 2012 AND TO DATE IN 2013, STATES THAT WE EXPECT PURCHASES TO CLOSE DURING THE FIRST HALF OF 2013 AND STATES THAT WE CURRENTLY INTEND TO CONTINUE OUR EFFORTS TO SELECTIVELY ACQUIRE ADDITIONAL PROPERTIES. THE IMPLICATIONS OF THESE STATEMENTS MAY BE THAT WE WILL BE ABLE TO COMPLETE THE REFERENCED PURCHASES, WE WILL BE ABLE TO OPERATE OUR PURCHASED LOCATIONS PROFITABLY, AND WE WILL BE ABLE TO CONTINUE TO IDENTIFY AND COMPLETE ADDITIONAL PURCHASES. MANY OF THE TRAVEL CENTERS WE HAVE ACQUIRED PRODUCED OPERATING

    RESULTS WHICH MAY HAVE CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW OPERATIONS INTO OUR EXISTING OPERATIONS AND SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS THE LEVEL OF DEMAND FOR OUR GOODS AND SERVICES ARISING FROM THE U.S. ECONOMY GENERALLY. WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE NEW TRAVEL CENTER OPERATIONS OR OPERATE SUCH LOCATIONS PROFITABLY IN THE FUTURE. ALSO, WE MAY NOT SUCCEED IN COMPLETING THE PURCHASES TO WHICH WE HAVE AGREED AND WE MAY NOT SUCCEED IN IDENTIFYING AND/OR ACQUIRING OTHER PROPERTIES;

  •
  THIS ANNUAL REPORT STATES THAT OUR BUSINESS REQUIRES THAT WE MAKE REGULAR CAPITAL INVESTMENTS IN OUR BUSINESS AND THAT WE ESTIMATE THAT DURING 2013 WE WILL MAKE SUSTAINING CAPITAL INVESTMENTS OF $45 MILLION TO $55 MILLION IN OUR EXISTING TRAVEL CENTERS, SOME OF WHICH IS EXPECTED TO BE OF THE TYPE OF IMPROVEMENTS WE TYPICALLY REQUEST HPT PURCHASE FROM US, AND CAPITAL INVESTMENTS FOR IMPROVEMENTS TO TRAVEL CENTERS WE HAVE ACQUIRED OR AGREED TO ACQUIRE OF $47 MILLION. THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT. SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND THE PROCEEDS FROM THE ULTIMATE SALES OF IMPROVEMENTS, IF ANY, TO HPT MAY BE LESS THAN OUR ESTIMATE. CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO COMPLETE IN THE FUTURE, AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, DEMANDS OF OUR CUSTOMERS, ACQUISITIONS OR OTHER MATTERS, MAY ARISE AND CAUSE US TO SPEND MORE OR LESS THAN CURRENTLY ANTICIPATED. SOME CAPITAL PROJECTS TAKE MORE TIME THAN ANTICIPATED. AS A RESULT OF MARKET CONDITIONS OR CAPITAL CONSTRAINTS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE;

  •
  THIS ANNUAL REPORT STATES THAT AT DECEMBER 31, 2012, WE HAD $35.2 MILLION OF CASH AND CASH EQUIVALENTS, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR BANK CREDIT FACILITY AT DECEMBER 31, 2012, THAT DURING 2012, WE RECEIVED $76.8 MILLION FROM HOSPITALITY PROPERTIES TRUST, OR HPT, FOR SALES TO HPT OF QUALIFYING IMPROVEMENTS, THAT SOME OF THE CAPITAL IMPROVEMENTS WE EXPECT TO MAKE IN 2013 WILL BE OF THE TYPE WE TYPICALLY REQUEST HPT PURCHASE FROM US, THAT WE INTEND IN THE FUTURE TO SELL TO HPT IMPROVEMENTS WE HAVE MADE TO THE PROPERTIES WE LEASE FROM HPT, THAT IN JANUARY 2013 WE RAISED NET PROCEEDS OF APPROXIMATELY $105.2 MILLION FROM THE SALE OF SENIOR NOTES, AND THAT WE OWN UNENCUMBERED REAL ESTATE THAT MAY BE AN ADDITIONAL SOURCE OF FINANCIAL LIQUIDITY OVER TIME. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND CASH LIQUIDITY. IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH. AS OF DECEMBER 31, 2012, $58.2 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO SECURE LETTERS OF CREDIT FOR OUR SUPPLIERS, INSURERS, AND TAXING AUTHORITIES, AND WE HAVE COLLATERALIZED OUR BANK FACILITY WITH SUBSTANTIALLY ALL OF OUR CASH, ACCOUNTS RECEIVABLE, INVENTORIES, EQUIPMENT AND INTANGIBLE

    ASSETS. IN ADDITION, OUR BUSINESS REQUIRES US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS, HPT IS NOT OBLIGATED TO PURCHASE THE IMPROVEMENTS WE MAY REQUEST AND ANY SUCH PURCHASES HPT MAY MAKE RESULTS IN INCREASED RENT PAYABLE BY US, AND WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

  •
  THIS ANNUAL REPORT STATES THAT WE ENTERED INTO AN AMENDED AND RESTATED CREDIT FACILITY IN OCTOBER 2011 WITH A CURRENT MAXIMUM AVAILABILITY OF $200 MILLION. HOWEVER, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORIES THAT VARY IN AMOUNT FROM TIME TO TIME. ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200 MILLION; WE HAD $132.3 MILLION OF BORROWING AND LETTER OF CREDIT AVAILABILITY UNDER OUR CREDIT FACILITY AS OF DECEMBER 31, 2012, OF WHICH $58.2 MILLION WAS UTILIZED FOR OUTSTANDING LETTERS OF CREDIT. ALSO, THIS ANNUAL REPORT STATES THAT THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION. NONETHELESS, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY NEED OR WANT TO DO SO;

  •
  THIS ANNUAL REPORT STATES OUR CURRENT OBSERVATIONS AS TO ECONOMIC AND INDUSTRY CONDITIONS. RECENT ECONOMIC DATA HAS BEEN MIXED AND IMPROVEMENTS, IF ANY, IN THE U.S. ECONOMY OR IN THE TRUCKING OR TRAVEL CENTER INDUSTRIES MAY NOT CONTINUE, AND OUR FUEL AND NONFUEL SALES VOLUMES MAY NOT INCREASE BUT MAY DECLINE;

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

  •
  WE MAY NOT REALIZE OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC;

  •
  THIS ANNUAL REPORT STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH HPT, REIT MANAGEMENT & RESEARCH LLC, OR RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE;

  •
  WE STATE IN THIS ANNUAL REPORT THAT WE ARE NEGOTIATING AN AGREEMENT WITH SHELL OIL PRODUCTS US, OR SHELL, TO CONSTRUCT A

    NETWORK OF NATURAL GAS FUELING LANES AT CERTAIN OF OUR TRAVEL CENTERS ALONG THE U.S. INTERSTATE HIGHWAY SYSTEM. WE DO NOT HAVE A BINDING AGREEMENT WITH SHELL FOR THE CONSTRUCTION OF NATURAL GAS FUELING LANES AT OUR TRAVEL CENTERS. MATERIAL TERMS CONTINUE TO BE NEGOTIATED AND HAVE NOT YET BEEN AGREED BETWEEN US AND SHELL. WE AND SHELL MAY NOT ACHIEVE AGREEMENT ON ALL TERMS AND A BINDING AGREEMENT MAY NEVER BE ENTERED. FOR THESE REASONS, WE CAN PROVIDE NO ASSURANCE REGARDING THE FINAL TERMS OF ANY AGREEMENT WITH SHELL OR THAT ANY SUCH AGREEMENT WILL BE ENTERED. NATURAL GAS FUELING FOR THE TRUCKING INDUSTRY IS NEW AND WE CANNOT ASSURE YOU THAT A TRUCKER MARKET FOR NATURAL GAS WILL DEVELOP, AND WE OR SHELL MAY ABANDON THIS PROJECT. LAND USE REGULATIONS AT OUR TRAVEL CENTERS MAY PREVENT INSTALLATION OF NATURAL GAS FUELING LANES OR THE INSTALLATION OR OPERATION OF NATURAL GAS FUELING LANES MAY REQUIRE REGULATORY APPROVALS AND SPECIALIZED EQUIPMENT AND TRAINED PERSONNEL WHICH MAY NOT BE TIMELY AVAILABLE OR MAY BE MORE COSTLY THAN WE EXPECT. THE DISTANCES WHICH MAY BE COVERED BY NATURAL GAS POWERED VEHICLES DEPEND UPON TECHNOLOGIES WHICH ARE BEING DEVELOPED, AND IT MAY NOT BE POSSIBLE TO CROSS THE UNITED STATES USING NATURAL GAS FUEL PURCHASED AT ONLY OUR LOCATIONS. FOR THESE AND OTHER REASONS, THE INFRASTRUCTURE NECESSARY FOR NATURAL GAS POWERED TRUCKS TO TRAVEL ACROSS THE UNITED STATES MAY REQUIRE MORE TRAVEL CENTER LOCATIONS THAN WE HAVE OR ARE ABLE TO CREATE;

  •
  THIS ANNUAL REPORT STATES THAT IN JANUARY 2013 WE COMPLETED A SALE OF $110 MILLION AGGREGATE PRINCIPAL AMOUNT OF OUR 8.25% SENIOR NOTES DUE IN 2028, RECEIVED NET PROCEEDS OF APPROXIMATELY $105.2 MILLION AFTER UNDERWRITER DISCOUNTS AND COMMISSIONS AND OTHER OFFERING EXPENSES AND EXPECT TO USE THE PROCEEDS FROM THE SALE OF THE SENIOR NOTES FOR GENERAL CORPORATE PURPOSES, INCLUDING ACQUISITIONS, FUNDING CAPITAL IMPROVEMENTS TO OUR EXISTING TRAVEL CENTER BUSINESS AND OTHER EXPANSION ACTIVITIES. THESE STATEMENTS MAY IMPLY THAT WE WILL BE ABLE TO EMPLOY THE NET PROCEEDS FROM THE SALE OF THE SENIOR NOTES IN INVESTMENTS THAT WILL PROVIDE US A NET RETURN IN EXCESS OF THE INTEREST PAYABLE WITH RESPECT TO THE SENIOR NOTES. IN FACT, WE MAY NOT SUCCEED IN MAKING INVESTMENTS THAT GENERATE RETURNS AND WE MAY BE REQUIRED TO USE THE PROCEEDS FOR PURPOSES OTHER THAN INVESTMENT ACTIVITIES OR OTHER EXPANSION ACTIVITIES, SUCH AS TO FUND WORKING CAPITAL REQUIREMENTS OR TO FUND OPERATING LOSSES IN OUR BUSINESS; AND

  •
  THIS ANNUAL REPORT STATES THAT GIVEN OUR PROFITABILITY THE PAST TWO YEARS AND OUR CURRENT EXPECTATIONS, WE BELIEVE IT IS REASONABLY LIKELY THAT OUR ESTIMATES AND ASSUMPTIONS REGARDING OUR TAX VALUATION ALLOWANCE WILL CHANGE IN THE FUTURE. THIS MAY IMPLY THAT WE WILL BE PROFITABLE IN 2013 AND GENERALLY CONTINUE TO BE PROFITABLE THEREAFTER FOR THE FORESEEABLE FUTURE. HOWEVER, THERE CAN BE NO ASSURANCE WE WILL BE PROFITABLE IN 2013 OR ANY TIME THEREAFTER AND OUR ESTIMATES AND ASSUMPTIONS REGARDING OUR TAX ALLOWANCE MAY NOT CHANGE.

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

  •
  ACQUISITIONS MAY SUBJECT US TO ADDITIONAL OR GREATER RISKS THAN OUR CONTINUING OPERATIONS, INCLUDING THE ASSUMPTION OF UNKNOWN LIABILITIES;

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

  •
  OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO MAINTAIN OUR CURRENT TERMS FOR OUR PURCHASES ON CREDIT. IF WE ARE UNABLE TO PURCHASE GOODS ON REASONABLE CREDIT TERMS, OUR REQUIRED WORKING CAPITAL MAY INCREASE AND WE MAY INCUR MATERIAL LOSSES. IN TIMES OF RISING FUEL AND NONFUEL PRICES OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO INCREASE THE CREDIT AMOUNTS THEY EXTEND TO US, WHICH MAY REQUIRE US TO INCREASE OUR WORKING CAPITAL INVESTMENT. ALSO, IN LIGHT OF OUR HISTORICAL OPERATING LOSSES, THE AVAILABILITY AND THE TERMS OF ANY CREDIT WE MAY BE ABLE TO OBTAIN ARE UNCERTAIN;

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

        WE ACCUMULATED A SIGNIFICANT DEFICIT DURING THE YEARS 2007 THROUGH 2010. ALTHOUGH WE GENERATED NET INCOME FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2012, AND OUR PLANS ARE INTENDED TO GENERATE NET INCOME IN FUTURE PERIODS, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

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

TRAVELCENTERS OF AMERICA LLC
2012 FORM 10-K ANNUAL REPORT

PART I

Item 1.    Business

General

        We are a limited liability company formed under Delaware law on October 10, 2006, as a wholly owned subsidiary of Hospitality Properties Trust, or HPT. From that time through January 31, 2007, we conducted no business activities. On January 31, 2007, HPT acquired TravelCenters of America, Inc., our predecessor, restructured this acquired business and distributed all of our then outstanding common shares to the shareholders of HPT. In this Annual Report on Form 10-K for the year ended December 31, 2012, or this Annual Report, we sometimes refer to these transactions as the HPT Transaction, refer to the distribution of our shares in connection with the HPT Transaction as our spin off and refer to HPT and the subsidiaries of HPT from which we lease certain properties collectively as HPT.

Business Overview

        We operate and franchise travel centers primarily along the U.S. interstate highway system. Our customers include trucking fleets and their drivers, independent truck drivers and motorists. As of December 31, 2012, our business included 243 travel centers located in 41 states in the U.S. and the province of Ontario, Canada. Our travel centers included 171 operated under the "TravelCenters of America," "TA" or related brand names, or the TA brand, including 151 that we operated and 20 that franchisees operated, and 72 that were operated under the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand, including 57 that we operated and 15 that franchisees operated. Of our 243 travel centers at December 31, 2012, we owned 25, we leased or managed 189, including 185 that we leased from HPT, and franchisees owned, or leased from others, 29. We sublease to franchisees six of the travel centers we lease from HPT. As of December 31, 2012, we had entered into agreements to purchase four additional travel centers, one of which had been owned and operated by a franchisee under the TA brand. During January and February of 2013, we completed two of these acquisitions and two acquisitions are expected to close in the first half 2013. The pending transactions are subject to conditions and, accordingly, may be delayed, their terms may be changed or they may not be completed.

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

        The U.S. travel center and truck stop industry in which we operate consists of travel centers, truck stops, diesel fuel outlets and similar properties. We believe that although the travel center and truck stop industry is highly fragmented generally, with in excess of 6,000 travel centers and truck stops in the U.S., the largest trucking fleets tend to purchase the majority of their over the road fuel from us and our largest competitors.

History

        Our Predecessor.    Our predecessor was formed in December 1992. At the time of the HPT Transaction, our predecessor's business included 163 travel centers, of which 140 were operated by our predecessor, 10 were operated by franchisees on sites leased from our predecessor and 13 were operated by franchisees on sites they owned.

        The HPT Transaction.    We commenced business on January 31, 2007. In order to govern relations before and after our spin off, we entered into a transaction agreement with HPT and Reit Management & Research LLC, or RMR. As a result of the HPT Transaction, our spin off and the related transaction agreement, HPT acquired 146 travel centers and certain other assets previously held by our predecessor and we entered a lease of these assets with HPT, which we refer to as the TA Lease. We owned the remaining assets of our predecessor and remained obligated for our predecessor's liabilities. On January 31, 2007, HPT distributed all of our then outstanding shares to its shareholders. Other material effects of the HPT Transaction that have continuing effects on us are summarized as follows:

  •
  We agreed that for so long as we are a tenant of HPT we will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors under our leases with HPT; the sale of a material part of our assets or those of any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of us or any such tenant or guarantor.

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

        The Petro Acquisition.    On May 30, 2007, we acquired Petro Stopping Centers, L.P., or Petro, which operated or franchised 69 travel centers along the U.S. interstate highway system. We refer to this transaction as the Petro Acquisition. Simultaneously with the Petro Acquisition, HPT acquired the real estate of 40 Petro centers and we leased these 40 locations from HPT, which we refer to as the Petro Lease and which together with the TA Lease we refer to as the HPT Leases. In addition to the leasehold for these 40 locations, the Petro assets we acquired included the contract rights as franchisor of 24 Petro travel centers and certain other assets.

        Rent Deferral Agreement and Amendment Agreement.    In August 2008, we entered a rent deferral agreement with HPT. Under the terms of the deferral agreement we deferred a total of $150 million of rent payments through December 31, 2010. In January 2011, we and HPT entered an Amendment Agreement, or the Amendment Agreement, that amended the HPT Leases and our rent deferral agreement with HPT. This agreement, among other things, reduced the minimum annual rent payable to HPT, extended the due date for the $150 million of rent that we previously deferred and ceased interest charges on that deferred rent, as further described under the heading "Our Leases With HPT" below.

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

  •
  In January 2013, we sold $110 million aggregate principal amount of our 8.25% Senior Notes due 2028, or the Senior Notes, for net proceeds of approximately $105.2 million after underwriters' discounts and other offering expenses. The Senior Notes are unsecured. We may, at our option, at any time after January 15, 2016, redeem some or all of the Senior Notes by paying 100% of the principal amount of the Senior Notes to be redeemed plus accrued but unpaid interest, if any.

Our Growth Strategy

        Acquisitions and Development.    Pressure from difficult economic and industry conditions of the past several years has caused some, and may cause further, financial challenges for some travel center operators and may in the future present opportunities to acquire travel centers at attractive prices. We believe these conditions led to our acquisitions during 2011 of six travel centers and two properties ancillary to existing travel centers for an aggregate amount of $38.0 million. During 2012, we purchased 10 travel centers for an aggregate amount of $46.6 million and we also acquired the businesses of our franchisees at four travel centers we had previously subleased to franchisees for an aggregate amount of $5.7 million. Further, as of December 31, 2012, we had entered into agreements to purchase four additional travel centers, including one then operated by a franchisee, for an aggregate amount of $20.3 million. Two of these four acquisitions closed during January and February 2013 and two acquisitions are expected to close in the first half of 2013. The pending transactions are subject to conditions and, accordingly, may be delayed, their terms may be changed or they may not be completed. We intend to continue to selectively pursue acquisitions of additional travel centers and businesses.

        Existing Properties.    We believe we have opportunities to increase revenues and profits through continued investment in our existing properties, including those travel centers we acquired during 2011 and 2012. These opportunities include projects such as parking lot expansions, construction of additional truck repair bays, restaurant remodeling, the installation of additional QSR offerings, installation of diesel exhaust fluid dispensers and possible expansion of offerings to include items not previously offered by us, such as natural gas refueling as noted below.

        Natural Gas Fueling.    In June 2012, we entered into a memorandum of understanding, and currently are negotiating a possible agreement, with Shell Oil Products US, or Shell, for the construction by Shell of a network of natural gas refueling lanes at certain of our travel centers located along the U.S. interstate highway system. We do not have a binding agreement with Shell for the construction of natural gas fueling lanes at our travel centers. Material terms continue to be negotiated and have not yet been agreed between us and Shell. We and Shell may not achieve agreement on all terms and a binding, definitive agreement may never be entered.

        Franchising.    In 2011, we added four franchise sites. Two of these sites are located in Virginia and one site is located in each of Alabama and Tennessee. We may expand our business through franchising.

Our Travel Center Locations

        At December 31, 2012, our travel centers consisted of:

  •
  179 travel centers leased from HPT and operated by us;

  •
  Six travel centers leased from HPT and subleased to and operated by our franchisees;

  •
  25 travel centers we own and operate;

  •
  Two travel centers that we operate on sites owned by parties other than HPT;

  •
  Two travel centers we operate for a joint venture in which we own a minority interest; and

  •
  29 travel centers that are operated by our franchisees on sites they own or lease from parties other than us.

        Our travel centers include 171 that are operated under the TA brand and 72 that are operated under the Petro brand. Our typical travel center includes:

  •
  over 25 acres of land with parking for 190 tractor trailers and 100 cars;

  •
  a full service restaurant and one or more QSRs that we operate as a franchisee under various brands;

  •
  a truck repair facility and parts store;

  •
  multiple diesel and gasoline fueling points, including diesel exhaust fluid at the diesel lanes; and

  •
  a travel and convenience store, game room, lounge and other amenities for professional truck drivers and motorists.

        Substantially all of our travel centers are full service sites located on or near an interstate highway exit and offer fuel and nonfuel products and services 24 hours per day, 365 days per year.

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

        Product and Service Offering.    Our travel centers offer a broad range of products and services designed to appeal to our customers, including:

  •
  Fuel. We sell diesel fuel at separate truck fueling lanes at our travel centers. We also sell branded and unbranded gasoline at motorist fuel islands. As of December 31, 2012, we offered branded gasoline at 210 of our 243 travel centers and unbranded gasoline at 15 of our travel centers. We did not offer gasoline at 18 of our travel centers.

  •
  Diesel Exhaust Fluid. Diesel exhaust fluid, or DEF, is an additive that is required by most truck engines manufactured after 2010. As of December 31, 2012, we offered DEF from dispensers on the diesel fueling island at 205 of our travel centers and we expect that DEF will be available on the diesel fuel island at our remaining travel centers during 2013.

  •
  Full Service Restaurants and QSRs. Most of our travel centers have both full service restaurants and QSRs that offer customers a wide variety of nationally recognized branded food choices. The substantial majority of our full service restaurants are operated under our Iron Skillet® and Country Pride® brands and offer menu table service and buffets. We also operate more than 20 different brands of QSRs, including Arby's®, Burger King®, Dunkin' Donuts®, Pizza Hut®, Popeye's Chicken & Biscuits®, Starbuck's Coffee®, Subway® and Taco Bell®. As of December 31, 2012, 217 of our travel centers included a full service restaurant, 152 of our travel centers offered at least one QSR, and there were a total of 293 QSRs in our 243 travel centers. At our company operated sites we operate substantially all of these QSRs as a franchisee. The restaurants and QSRs in travel centers that we operate are staffed by our employees.

  •
  Truck Service. As of December 31, 2012, we had truck repair and maintenance facilities at all but 13 of our travel centers. The typical repair and maintenance facility has between three and six service bays and is staffed by our mechanics and service technicians. These shops generally operate 24 hours per day, 365 days per year, and offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes and tire repair to specialty services such as diagnostics and repair of air conditioning, brakes and electrical systems. Our repair and maintenance services are generally covered by our warranty. Most of our truck repair and maintenance facilities provide some warranty work on Daimler Trucks North America, or Daimler, brand trucks through our participation in the Freightliner ServicePoint® and Western Star ServicePoint® programs, as described under the heading "Operations—Daimler Agreement" below.

  •
  Roadside Repair. RoadSquad® is a roadside truck service program that operates 24 hours per day, seven days per week and is comprised of a fleet of approximately 400 service trucks we own. Our service trucks are positioned at our locations and centrally dispatched to assist customers with repairs when they are unable to bring their truck to our travel center due to a break down. RoadSquad ConnectTM is our centralized call center that operates 24 hours per day, seven days per week to dispatch our RoadSquad® vehicles and third party roadside service providers. RoadSquad ConnectTM includes service providers in every state except Alaska and Hawaii with a total of nearly 1,100 locations, including our travel centers with truck service facilities.

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

  •
  Additional Driver Services. We believe that trucking fleets can improve the retention and recruitment of truck drivers by directing them to visit high quality, full service travel centers. We offer commercial truck and other customer loyalty programs, the principal program being the UltraOne® Club, that are similar to the frequent shopper programs offered by other retailers. Drivers receive points for diesel fuel purchases and for spending on selected nonfuel products and services. These points can be redeemed for discounts on nonfuel products and services at our travel centers. In addition, we publish a magazine called RoadKing® which includes articles and advertising of interest to professional truck drivers. We try to provide a consistently high level of service and amenities to professional truck drivers at all of our travel centers, making our travel centers an attractive choice for trucking fleets. Some of our travel centers offer casino gaming. We are an authorized Verizon Wireless dealer and currently offer Verizon Wireless products and services at 43 of our travel centers. Most of our travel centers provide truck drivers the amenities listed below:

    •
    specialized business services, including an information center where drivers can send and receive faxes, overnight mail and other communications;

    •
    the Reserve-ItTM program allows drivers to reserve a parking space in advance of arriving at a travel center;

    •
    a banking desk where drivers can cash checks and receive funds transfers from fleet operators,

    •
    wi-fi internet access;

    •
    a video game room;

    •
    a laundry area with washers and dryers;

    •
    private showers;

    •
    exercise facilities; and

    •
    areas designated for truck drivers only, including a theater or big screen television room with a video player and comfortable seating.

Operating Segment

        We manage our business on the basis of one operating segment. Please refer to the consolidated financial statements included in Item 15 of this Annual Report for revenue, operating profit and asset data. We have only a single travel center located in a foreign country, Canada, and the revenues and assets related to our operations in Canada are not material. The following table sets forth the composition of our total revenues by type for each of the three years ended December 31, 2012.

	Year Ended December 31,
	2012	2011	2010
Revenues:
Fuel	83.0%	83.7%	80.4%
Nonfuel	16.8%	16.1%	19.4%
Rent and royalties from franchisees	0.2%	0.2%	0.2%

Total revenues	100.0%	100.0%	100.0%

Operations

        Fuel.    We have numerous sources for our diesel fuel and gasoline supply, including nearly all of the major and large oil companies operating in the U.S. We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and generally are reset daily, and we sell fuel to our customers at prices that we establish daily. By establishing diesel fuel supply relationships with several alternate suppliers for most locations, we believe we are able to effectively create competition for our purchases among various diesel fuel suppliers. We also believe that purchasing arrangements with multiple diesel fuel suppliers may help us avoid product outages during times of diesel fuel supply disruptions. At some locations, however, there are very few suppliers for diesel fuel in that market and we may have only one viable supplier. We have single sources of supply for gasoline at each of our travel centers that offer branded gasoline; we generally purchase gasoline from multiple sources for our travel centers that offer unbranded gasoline. We offer biodiesel at a number of our travel centers and have a limited number of suppliers for this product at those sites at which we sell biodiesel.

        Generally our fuel purchases are delivered directly from suppliers' terminals to our travel centers. We do not contract to purchase substantial quantities of fuel to hold as inventory. We generally have less than three days of diesel fuel and gasoline inventory at our travel centers. We are exposed to price increases and interruptions in supply. We believe our exposure to market price increases for diesel fuel and gasoline is partially mitigated by the significant amount of our diesel fuel and gasoline sales that are sold under arrangements that include pricing formulae that reset daily and are indexed to market prices and by generally not purchasing fuel for delivery other than on the date of purchase. We historically have not engaged in any fixed or hedged price fuel contracts with customers.

        Nonfuel products.    We have many sources for the large variety of nonfuel products that we sell. We have developed strategic relationships with several suppliers of key nonfuel products, including Daimler for truck parts, Bridgestone/Firestone Tire Sales Company and Michelin North America, Inc. for truck tires, McLane Company, Inc. for convenience store and tobacco products and ExxonMobil Oil Corporation for lubricants. We believe that our relationships with these and our other suppliers are satisfactory. We maintain two distribution centers to distribute certain nonfuel and nonperishable products to our travel centers using a combination of contract carriers and our fleet of trucks and trailers. We believe these distribution centers allow us to purchase inventory and supplies at lower total acquisition costs. These warehouses are leased and include a total of approximately 181,400 square feet of space.

        Daimler Agreement.    We are party to an agreement with Daimler that extends to July 2019 and under which most of our locations are authorized providers of warranty repairs to Daimler's customers. Daimler is a leading manufacturer of heavy trucks in North America under the Freightliner and Western Star brand names. Other than at our sites in Texas, all but one of our TA and Petro truck service locations are or are expected to be authorized providers of repair work and specified warranty repairs to Daimler's customers through the Freightliner ServicePoint® program and most of our Petro Sites are or will be authorized providers of similar services through the Western Star ServicePoint® program. Most of our TA and Petro truck maintenance and repair facilities are part of Freightliner's 24 hour customer assistance database for emergency and roadside repair referrals and we have access generally to Daimler's parts distribution, service and technical information systems.

Our Leases With HPT

        We have two leases with HPT, the TA Lease for 145 travel centers, which became effective on January 31, 2007, and the Petro Lease for 40 Petro travel centers, which became effective on May 30, 2007. Two of our subsidiaries are the tenants under the leases, and we, and in the case of our TA Lease certain of our subsidiaries, guarantee the tenants' obligations under the leases. These leases have subsequently been amended, including most recently on January 31, 2011, the date on which we entered into the Amendment Agreement with HPT. The following are summaries of the material terms of these leases, as amended.

        Term.    The TA Lease expires on December 31, 2022. The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each.

        Operating Costs.    The HPT Leases are "triple net" leases, which require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, providing services to customers, insurance, paying real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those travel centers at which HPT leases the property and subleases it to us.

        Rent.    As amended in January 2011, the TA Lease requires us to pay specified minimum rent to HPT in an amount of $135.1 million per year for the period from January 1, 2011 through January 31, 2012, and an amount of $140.1 million per year for the period commencing February 1, 2012 and continuing through December 31, 2022, and the Petro Lease requires us to pay specified minimum rent to HPT of $54.2 million through June 30, 2024. These amounts are exclusive of the increase in minimum rent, as described in the next paragraph, that is payable under the HPT Leases as a result of HPT purchasing qualifying improvements made to the leased properties.

        In addition to the $125 million described below under "Improvements", under the HPT Leases, we may request that HPT purchase approved renovations, improvements and equipment additions we make at the leased travel centers, in return for an increase in our minimum annual rent equal to the amount paid by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. HPT is not required to purchase any improvements and we are not required to sell any improvements to HPT. As a result of these purchases, our minimum annual rent under the TA Lease and the Petro Lease has increased to $149.0 million and $57.7 million, respectively, as of December 31, 2012.

        Starting in 2012, the TA Lease requires us to pay additional rent that is calculated as follows: an amount equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the 145 travel centers covered by that lease over the respective gross revenue amounts for the year 2011. Additional rent attributable to fuel revenues is subject to a maximum each year calculated by reference to changes in the consumer price index. Additional rent under the TA Lease was $1.5 million for the year ended December 31, 2012. The Petro Lease requires us to pay additional rent calculated using the same formula as in the TA Lease, except that such payments start in 2013 and are calculated using the revenues of the 40 leased Petro travel centers in excess of revenues for the year 2012 and the additional rent under the Petro Lease is subject to the waiver of payment of the first $2.5 million of such additional rent.

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

        Indemnification and Insurance.    With limited exceptions, we indemnify HPT from liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers. We generally must maintain commercially reasonable insurance. Our insurance coverage requirements include:

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

  •
  our failure to pay rent or any other amounts when due;

  •
  our failure to maintain the insurance required under the lease;

  •
  the occurrence of certain events with respect to our insolvency;

  •
  the institution of a proceeding for our bankruptcy or dissolution;

  •
  our failure to continuously operate any leased travel center without HPT's consent;

  •
  the acquisition by any person or group of beneficial ownership of 9.8% or more of our voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors; the sale of a material part of the assets of us or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of us or any such tenant or guarantor; in each case without the consent of HPT;

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

        For further information about the HPT Leases and related amounts, see Note 16 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report, which is incorporated herein by reference. In addition, for more information about these transactions and relationships and about the risks which may arise as a result of these transactions and relationships, see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements" and Item 1A, "Risk Factors".

Relationships with Franchisees

        We have lease and franchise agreements with lessees and owners of travel centers. We collect rent and franchise, royalty and other fees under these agreements. As of December 31, 2012, 35 of our travel centers were operated by our franchisees. Six of these travel centers are leased by us from HPT and subleased by us to a franchisee. Twenty nine of these travel centers are owned, or leased from others, by our franchisees. As of December 31, 2012, one franchisee operated four locations, three operated two locations, and 25 operated one location each. The table below summarizes by state information as of December 31, 2012, regarding branding and ownership of the travel centers our franchisees operate. Similar information for the travel centers we operate is included in Item 2 of this Annual Report.

	Brand Affiliation of Sites(1)			Ownership of Sites By:(1)
	TA	Petro	Total	HPT	Franchisee or Others
Alabama	1	2	3	1	2
Georgia	1	—	1	1	—
Illinois	—	1	1	—	1
Indiana	1	—	1	1	—
Iowa	1	—	1	—	1
Kansas(2)	2	1	3	—	3
Minnesota	1	1	2	—	2
Missouri	2	2	4	—	4
North Carolina	—	1	1	—	1
North Dakota	—	1	1	—	1
Ohio	2	1	3	—	3
Oregon	1	—	1	—	1
Pennsylvania	1	1	2	—	2
Tennessee	3	—	3	1	2
Texas	2	—	2	2	—
Virginia	1	2	3	—	3
Wisconsin	1	2	3	—	3

Total	20	15	35	6	29

(1)
Includes only sites operated by our franchisees and excludes sites we operate.

(2)
During February 2013 we acquired and began to operate one travel center in Kansas that had been operated under the TA brand by a franchisee.

Franchise Agreements

        Material provisions of our franchise agreements typically include the following:

        Initial Franchise Fee.    The initial franchise fee for a new franchise is $1,000,000.

        Term of Agreement.    The initial term of a franchise agreement is generally ten to fifteen years. Our TA franchise agreements generally provide for two five year renewals on the terms then being offered to prospective franchisees at the time of the franchise renewal and our Petro franchise agreements generally provide for two five year renewals on the same terms and conditions as the expiring agreements. As of December 31, 2012, our franchise agreements had an average remaining term excluding renewal options of six years and an average remaining term including renewal options of 14 years.

        Protected Territory.    Under the terms of our franchise agreements for TA travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the TA brand in a specified territory for that TA branded franchise location. Under the terms of our franchise agreements for Petro travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the Petro brand in a specified territory for that Petro branded franchise location.

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

        Fuel Purchases, Sales and Royalties.    Our franchise agreements require the franchisee to pay us a royalty fee per gallon of fuel sold based on sales of certain fuels at the franchised travel center, unless they purchase their fuel inventory from us. We also purchase receivables generated by some of our franchisees in connection with sales to common trucking fleet customers through our proprietary billing system on a non-recourse basis in return for a fee. The franchise agreements in effect until 2012 for franchisees who subleased ten travel centers from us required the franchisees to purchase all of their diesel fuel from us. That requirement was removed from the franchise agreements entered in 2012 upon the expiration of the terms of the previous franchise agreements. During 2012, we purchased the operations of four of these previously franchised travel centers. The remaining six franchisees now have the option to purchase their fuel inventory from us and, as of December 31, 2012, all but one have elected to purchase fuel primarily from third parties.

        Nonfuel Product Offerings.    Franchisees are required to operate their travel centers in conformity with guidelines that we establish and offer any products and services that we deem to be a standard product or service in our centers.

        Royalty Payments on Nonfuel Revenues.    Franchisees are required to pay us a royalty fee generally equal to between 2% and 4% of nonfuel revenues, in some cases up to a threshold amount, with a lower percentage fee payable on amounts in excess of the threshold amount and on revenues from branded QSRs.

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

        Rights of First Refusal.    During the term of each franchise agreement, we generally have a right of first refusal to purchase that facility at the price offered to a franchisee by a third party. In addition, some of our agreements give us a right to purchase the franchised center for fair market value, as determined by the parties or an independent appraiser, upon termination of the franchise agreement.

Franchisee Sublease Agreements

        In addition to franchise fees, we also collect rent from franchisees who sublease the respective travel centers from us. At December 31, 2012, there were six such subleased franchisee travel centers. During 2012, we acquired the operations at four travel centers that previously had been subleased from us by franchisees. The initial terms of each of the ten subleases expired in the second half of 2012 and the current terms of the six remaining sublease agreements end between June and September 2017. Five of the six subleases have one remaining renewal option for an additional five year period; the sixth sublease has no further renewal options. The subleases require that the franchisees notify us of their intent to renew the sublease at least 90 days but not more than 180 days prior to the expiration of the current term. Among other things, renewal is contingent upon the franchisee not being in default under the expiring sublease and executing our then current form of sublease, the terms of which may differ from the expiring sublease, including without limitation, increased rent. The material provisions of the renewed sublease agreements include the following:

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

        Rent.    Under the terms of our existing leases, the sublessee must pay annual fixed rent equal to the sum of:

  •
  base rent (annual base rent for the six subleases aggregated $5.0 million as of December 31, 2012; prior to renewals in 2012, such base rent aggregated $3.2 million for these six subleases);

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

        Termination/Nonrenewal.    The subleases contain terms and provisions regarding termination and nonrenewal, which are substantially the same as the terms and provisions of the related franchise agreements. The subleases are cross defaulted with the related franchise agreements. In certain circumstances we may reimburse the franchisee for a portion of the franchisee's cost of certain capital improvements upon termination of the sublease.

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

Competition

        Fuel and nonfuel products and services can be obtained by trucking companies and truck drivers from a variety of sources, including national and regional full service travel centers and pumper only truck stops, some of which are owned or franchised by large chains and some of which are independently owned and operated, and some large service stations. In addition, some trucking companies operate their own terminals to provide fuel and services to their own trucking fleets and drivers.

        Although there are in excess of 6,000 travel centers and truck stops in the U.S., we believe that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at the approximately 1,900 travel centers and truck stops that are located at or near interstate highway exits and from us or our largest competitors. Based on the number of locations, TA, Pilot Travel Centers LLC, or Pilot Flying J, and Love's Travel Stops and Country Stores, Inc., or Love's, are the largest companies in our industry. Pilot Flying J is the result of the combination in 2010 of the then two largest companies in our industry, based on direct fuel sales volume. As a result of the Pilot Flying J combination, we may see increased competitive pressure that could negatively impact our sales volumes and profitability and could increase our operating or our selling, general and administrative expenses.

        We experience competition from other travel center and truck stop chains based primarily on diesel fuel prices. We also experience competition from travel center chains and independent full service travel centers that is based primarily on the quality, variety and pricing of nonfuel product and service offerings. Our truck repair and maintenance facilities compete with the truck repair and maintenance facilities at Pilot Flying J and Love's locations. These two competitors have increased their respective numbers of truck repair and maintenance facilities over the past few years but do not have as large a chain of repair and maintenance facilities as we do. Regarding truck maintenance and repair services, we also compete with regional full service travel center and truck stop chains, full service independently owned and operated travel centers and truck stops, fleet maintenance terminals, independent garages, truck dealerships, truck quick lube facilities and other parts and service centers. We also compete with other full service restaurants, QSRs, mass merchandisers, electronics stores, drugstores and travel and convenience stores. Some truck fleets own their own fuel, repair and maintenance facilities; however, we believe the long term trend has been toward a reduction in these facilities in favor of obtaining fuel, repair and maintenance services from third parties like us.

        An additional source of competition in the future could result from commercialization of state owned interstate highway rest areas. Some state governments have historically requested that the federal government allow these rest areas to offer fuel and nonfuel products and services similar to that offered at a travel center and certain congressional leaders have historically entertained this issue. If commercialized, these rest areas may increase the number of locations competing with us and these rest areas may have significant competitive advantages over existing travel centers, including ours, because they are generally located on restricted (i.e., toll) roads and provided dedicated ingress and egress.

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

        We believe we may be able to compete successfully for the following reasons:

  •
  Because we offer consistent, high quality products and services in our nationwide chain of large full service travel centers that feature a strong truck maintenance and repair offering, numerous diverse dining choices and large parking lots, we may be able to attract fleet and independent professional truck drivers and motorists.

  •
  Many of our employees have substantial experience in operating our business.

  •
  As a publicly owned company to which RMR provides business and property management services, we may have stronger capitalization and opportunities to raise capital than some of our competitors.

  •
  Our continuing relationship with HPT may provide us opportunities to expand our business in the future.

        HPT is not obligated to provide us with opportunities to lease additional properties, and we may not be able to find other sources of capital sufficient to maintain or grow our travel center business. Also, some of our competitors may have more resources than we do; and some of our competitors have vertically integrated fuel and other businesses which may provide them competitive advantages. For all of these reasons and others, we can provide no assurance that we will be able to compete successfully.

Environmental and Climate Change Matters

        Extensive environmental laws regulate our operations and properties. These laws may require us to investigate and clean up hazardous substances, including petroleum products, released at our owned and leased properties. Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance. We use both underground storage tanks and above ground storage tanks to store petroleum products and waste at our travel centers. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel, could negatively impact our business. While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future. Further, under the terms of our leases, we generally have agreed to indemnify HPT for any environmental liabilities related to travel centers that we lease from HPT and we are required to pay all environmental related expenses incurred in the operation of these travel centers. In addition, legislation and regulations that limit carbon emissions may cause our energy costs at our travel centers to increase.

        For further information about these and other environmental and climate change matters, see the disclosure under the heading "Environmental Matters" in Note 17 to the Notes to Consolidated

Financial Statements included in Item 15 of this Annual Report, which disclosure is incorporated herein by reference. In addition, for more information about these environmental and climate change matters and about the risks which may arise as a result, see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements," Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis—Environmental and Climate Change Matters."

Intellectual Property

        We own no patents. We own the "Petro Stopping Centers" name and related trademarks and various trade names used in our business such as RoadSquad®, RoadSquad ConnectTM, UltraOne®, Iron Skillet®, Reserve-ItTM and others. We have the right to use the "TA", "TravelCenters of America" and other trademarks historically used by our predecessor, which are owned by HPT, during the term of the TA Lease. We also license certain trademarks used in the operation of our QSRs and may in the future license trademarks to be used in the operation of one or more of our full service restaurants. We believe that these trademarks are important to our business, but that they could be replaced with alternative trademarks without significant disruption in our business but at a cost which may be significant.

Seasonality

        Assuming little variation in fuel prices; our revenues are usually lowest in the first quarter of a year when movement of freight by professional truck drivers and motorist travel are typically at their lowest levels of the year; and our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because, although the beginning of the fourth quarter is often positively impacted by increased movement of freight in preparation for various national holidays, that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers toward the end of the year. While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.

Employees

        As of December 31, 2012, we employed approximately 17,750 people on a full or part time basis. Of this total, approximately 17,120 were employees at our company operated sites, 560 performed managerial, operational or support services at our headquarters or elsewhere and 70 employees staffed our distribution centers. Thirty of our employees at two travel centers are represented by unions. We believe that our relationship with our employees is satisfactory.

Internet Website

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

Risks in our business

Our operations have produced losses.

        From when we began operations on January 31, 2007, through 2010 our business produced losses. Although some of our historical results were impacted by separation obligations with our former management, business reorganizations and other costs that we do not expect to continue and we have been profitable in 2011 and 2012, we believe our losses in prior periods were also the result of the general decline of the U.S. and world economies over which we have no control. We can not provide any assurance that we will be able to operate profitably in future periods.

Our operating margins are narrow.

        Our total operating revenues for the year ended December 31, 2012, were $8.0 billion, while the sum of our cost of goods sold (excluding depreciation) and site level operating expenses for the same period totaled $7.6 billion. Fuel sales in particular generate low gross margins. Our fuel sales for the year ended December 31, 2012, were $6.6 billion and our gross margin on fuel sales was $0.3 billion, or approximately 4.9% of fuel sales. A small percentage decline in our future revenues or increase in our future expenses, especially revenues and expenses related to fuel, may cause our profits to decline or us to incur losses.

Our financial results are affected by U.S. economic condition.

        The trucking industry is the primary customer for our goods and services. Demand for trucking services in the U.S. generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for our products and services declines. For example, in the recent past declines in housing construction led to less lumber and construction materials being shipped, and these reduced shipments resulted in fewer customers and lower sales volumes at our travel centers. While the U.S. economy recently has been slowly growing over the past several quarters and trucking activity measures reflect growth in that industry, the strength and sustainability of any economic recovery is uncertain. If the U.S. economy continues to operate as it has over the past few years, or if it worsens, our financial results may not improve and may decline.

We have a substantial amount of indebtedness and deferred rent obligations, which could adversely affect our financial condition.

        As of December 31, 2012, we had total consolidated indebtedness of $58.2 million, consisting solely of letters of credit outstanding under our credit facility, deferred rent obligations of $150 million and no preferred equity outstanding. On January 15, 2013, we completed an offering of $110 million of our 8.25% Senior Notes due 2028. Together, these obligations are substantial and could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease liabilities or other purposes. They may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to competitors that have lower debt levels. Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.

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

        Our travel centers are open for business 24 hours per day, 365 days per year. Also, many of our travel centers were originally constructed more than 25 years ago. Because of the age of many of our travel centers and because of the nature and intensity of the uses of our travel centers, our travel centers require regular expenditures for maintenance and capital investments to remain functional and attractive to customers. If we can not access capital necessary to maintain our properties, our business may decline and our profits may decline or we may incur losses. Also, deferring certain capital expenditures in the near term may require us to make even larger amounts of capital expenditures in the future.

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

        In light of economic, industry and global credit market conditions and our historical operating losses, the availability and terms of any credit we may be able to obtain are uncertain. Although we maintain a credit facility permitting borrowings of up to $200 million, we typically utilize a large portion of that facility for issuances of letters of credit to our fuel suppliers to secure our fuel purchases and to taxing authorities (or surety bond providers) for fuel taxes. In addition, our qualified collateral historically has been below the amount required to permit the entire $200 million under the credit facility to be available to us for borrowings. At December 31, 2012, a total of $132.3 million was available to us for loans and letters of credit under the credit facility. Any increased investment in working capital decreases our financial flexibility to use our capital for other business purposes or to fund our operations and may cause us to suffer losses.

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

        To mitigate the risks arising from fuel price volatility, we generally maintain limited fuel inventories. Accordingly, an interruption in our fuel supplies would materially adversely affect our business. Interruptions in fuel supplies may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, by weather related events, such as hurricanes in the areas where petroleum is extracted or refined, or by national or international conditions, such as government rationing, acts of terrorism, wars and the like. Further, our fuel suppliers may fail to provide us with fuel due to these or other reasons. Any limitation in available fuel supplies or on the fuel we can offer for sale may cause our profits to decline or us to experience losses.

Our storage and dispensing of petroleum products create the potential for environmental damages, and compliance with environmental laws is often expensive.

        Our business is subject to laws relating to the protection of the environment. The travel centers we operate include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damage. As a result, we regularly incur environmental clean up costs. Our balance sheet as of December 31, 2012, included an accrued liability of $10.4 million for environmental remediation and related costs. Because of the uncertainties associated with environmental expenditures, it is possible that future expenditures could be substantially higher than this amount. Environmental laws expose us to the possibility that we may become liable to reimburse governments or others for damages and costs they incur in connection with environmental hazards or liable for fines and penalties for failure to comply with environmental laws. We cannot predict what environmental legislation or regulations may be enacted or how existing laws or regulations will be administered or interpreted with respect to our products or activities in the future; more stringent laws, more vigorous enforcement policies or stricter interpretation of existing laws in the future could cause us to expend significant amounts or experience losses.

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

        Under the leases between us and HPT, we have agreed to indemnify HPT from environmental liabilities it may incur arising at any of the travel centers we lease from HPT. Although we maintain insurance policies which cover our environmental liabilities, that coverage may not adequately cover liabilities we may incur. To the extent we incur material amounts for environmental matters for which we do not receive insurance or other third party reimbursement or for which we have not recognized a liability in prior years, our operating results may be materially adversely affected. In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed. Also, to the extent we are or become obligated to fund any such liabilities, such funding obligation could materially adversely affect our liquidity and financial position.

Consolidation of our competitors and the third party fuel card companies may negatively affect our business.

        In 2010, the largest companies in our industry based on diesel fuel volume combined to form Pilot Flying J. As a result of this combination, we may see increased competitive pressure that could negatively impact our sales volumes and profitability and could increase our level of operating and selling, general and administrative expenses. In addition, most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies. The fuel card industry has only a few significant participants, including Comdata Network, Inc., or Comdata, the largest issuer of fuel cards, and Electronic Funds Source, LLC, or EFS, a company affiliated with Pilot Flying J. EFS is the product of the combination during 2011 and 2012 of the fuel card businesses of Transportation Clearing House LLC, EFS Transportation Services, Inc., and T-Check Systems, each previously one of the larger competitors to Comdata in the fuel card industry, making, we believe, EFS the second largest competitor in the fuel card industry. We are unable to determine the full extent and effect the combined Pilot Flying J may have on our financial position, results of operations, or competitive position, although we expect the combination may significantly alter the competitive conditions in the travel center industry. Further, we are unable to determine the extent of the effect that competition, or lack thereof, between Comdata and EFS in particular, may result in future increases in our transaction fee expenses or working capital requirements, or both.

Many of our labor costs are fixed and cannot be reduced without adversely affecting our business.

        To maintain and manage our operations requires certain minimum staffing levels to operate our travel centers 24 hours per day, 365 days per year, and we attempt to manage our staffing so to avoid excess, unused capacity. As a result, it may be difficult for us to effect future reductions in our staff without adversely affecting our business prospects. Also, certain opportunities for sales may be lost when labor is reduced.

Our customers may become unable to pay us when we extend credit.

        We sell some of our products on credit. Customers purchasing fuel or other goods or services on credit from us may default on their obligations to pay, or they may extend the payment periods, for products sold to them on credit. In light of the challenging economic conditions that have existed in the U.S. generally during and since the recent recession and in the trucking industry specifically, and the slow and uneven recovery and expansion of the U.S. economy since the recession, the risk that some of our customers may not pay us may be greater at present than it had been prior to the recession. Also, to the extent that we are unable to collect receivables owed to us in a timely fashion, we may be required to increase amounts invested in our working capital, which could have a material adverse effect on our business, results of operations or financial condition.

We are involved in litigation which is expensive and may have adverse impacts upon our business.

        We are currently involved in litigation which is expensive and which may have adverse consequences to us. If these litigation matters or new litigation matters continue for extended periods or if they result in judgments adverse to us, our profits may decline or we may experience losses. In addition, in our experience, the risk of litigation is greater in certain jurisdictions, such as the State of California. We have significant operations in the State of California and have in the past been, are currently and may in the future be, party to employee and other litigation in that state or elsewhere. Although to date our litigation matters in the State of California have not resulted in settlements or judgments against us which have had, or which we expect reasonably would be likely to have, a material adverse effect on our business, there can be no assurance that they will not have such an effect or that litigation elsewhere would not have such an effect on us. See below Item 3, "Legal Proceedings."

Our labor costs may significantly increase as a result of healthcare regulatory initiatives.

        The adoption of the Patient Protection and Affordable Care Act and the related reconciliation measure, the Health Care and Education Reconciliation Act of 2010, and the regulations resulting from such legislation may significantly increase the costs of providing health care to our employees. Due to the complexity of the legislation and the uncertain timing and content of the related regulations, we are unable to predict the amount and timing of any such increased costs, but the cost may be material. In addition, it is likely that we will incur additional administrative costs to comply with certain provisions of this legislation. Because many of the rules and regulations have not yet been defined, we are unable to predict the amount of these costs or to what extent we may need to divert other resources to comply with various provisions of this legislation. While the significant costs of the recent healthcare legislation are expected to occur after 2013, changes to our employee healthcare costs could have a significant, adverse impact on our business and results of operations.

We may have to expend significant amounts to comply with climate change and other environmental legislation and regulation; and the market reaction to such legislation and regulation and climate change concerns generally may require us to make significant capital or other expenditures and may adversely affect our business.

        Future climate change legislation and regulation, including those addressing greenhouse gas emissions, may require us to expend significant amounts. In addition, the market reaction to any such legislation or regulation or to climate change concerns generally may cause us to incur increased costs and capital expenditures. Increased costs incurred by our suppliers as a result of climate change or other environmental legislation or regulation may be passed on to us in the prices we pay for our fuel supplies, but we may not be able to pass on those increased costs to our customers. Increased fuel costs resulting from these reasons would likely have similar effects on our business, operations and liquidity as discussed elsewhere regarding high fuel costs, including decreased demand for our fuel at our travel centers, increased working capital needs and decreased fuel gross margins. Further, legislation and regulations that limit carbon emissions may cause our energy costs at our travel centers to increase. Moreover, technological changes developed or changes in customer transportation or fueling preferences, including as a result of or in response to any such legislation, regulation or market reaction, may require us to make significant capital or other expenditures to adopt those technologies or to address those changed preferences and may decrease the demand for products and services sold at our travel centers. For example, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel, could negatively impact our business by making the fuel more expensive and causing our customers to buy less. For more information regarding climate change matters and their possible adverse impact on us, please see "Management's Discussion and Analysis—Environmental and Climate Change Matters."

Our franchisees may become unable to pay our rents, franchise royalties and other fees and we have limited control of our franchisees.

        Six travel centers which we lease from HPT are subleased to franchisees. A failure by our franchisees to pay rents to us would not affect our minimum rent payable to HPT. As of December 31, 2012, an additional 29 travel centers not owned by us or HPT are operated by franchisees. For the year ended December 31, 2012, the rent, franchise royalty and other fee revenue generated from all of our franchisee relationships was $14.7 million, including $2.8 million earned in the periods during 2012 from eight franchisee businesses prior to the respective times that we acquired those businesses in 2012. We believe the difficult business conditions which have affected the locations which we operate during and since the recent U.S. recession, including the effects of U.S. economic conditions and high and volatile fuel commodity prices, have also adversely affected our franchisees and may make it difficult for our franchisees to pay the rent, franchise royalties and other fees due to us. In addition, our sublease and franchise agreements with our franchisees are subject to periodic renewal by us or the franchisee. Also, various laws and our existing franchise agreements limit the control we may exercise over our franchisees' business activities. A failure by our franchisees to pay rent, franchise royalties and other fees to us, or the termination or non-renewal of a significant number of our franchise agreements, may cause our profits to decline.

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

        Internal control systems are intended to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. We concluded that our internal controls over financial reporting were not effective as of December 31, 2011. During 2011 we identified certain deficiencies in our internal control over financial reporting with respect to our historical methodology for impairment analysis of our property and equipment, our assigning of depreciable lives to leasehold assets and our amortization of our sale/leaseback financing obligation. We believe we recorded appropriate adjustments so that the Consolidated Financial Statements appearing in Item 15 of this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, and that during 2012 we remediated the identified deficiencies in order to improve our internal control over financial reporting for future financial reporting; however, we cannot assure you that we will not discover other material weaknesses in our controls. If we fail to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, our business and financial condition could be harmed, investors may lose confidence in our reported financial information and the market price of our common shares or other securities may decline.

Risks arising from certain relationships of ours and our organization and structure

Our business is subject to possible conflicts of interest with HPT and RMR.

        Our business is subject to possible conflicts of interest, as follows:

  •
  We have five Directors: one of whom, Barry M. Portnoy, also is a managing trustee of HPT, and Chairman, the majority owner and an employee of RMR; one of whom, Arthur G. Koumantzelis, is a former trustee of HPT from prior to when we became a separate public company; and one of whom, Thomas M. O'Brien, is a former executive officer of HPT. Further, Mr. Portnoy and all of our Independent Directors are members of the boards of trustees or boards of directors of other companies to which RMR or its affilites provides management services.

  •
  Mr. O'Brien, our President and Chief Executive Officer, Andrew J. Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, and Mark R. Young, our Executive Vice President and General Counsel, are also officers of RMR.

  •
  We lease a large majority of our travel centers from HPT.

  •
  RMR provides us business management and shared services pursuant to a business management and shared services agreement and property management services with respect to our headquarters building pursuant to a property management agreement, and RMR provides business and property management services to HPT.

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

        We believe that our historical and ongoing business dealings with HPT and RMR have benefited us and that, despite the foregoing possible conflicts of interest, the transactions we have entered with HPT and RMR since the HPT Transaction have been commercially reasonable and not less favorable than otherwise available to us. Nonetheless, in the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident shareholder director nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with HPT, RMR, AIC, the other businesses and entities to which RMR provides management services, Barry M. Portnoy and RMR's affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention.

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

        Under our leases with HPT, without the consent of HPT, we generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which a travel center owned by HPT is located. Under the terms of our franchise agreements for TA travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the TA brand in a specified territory for that TA branded franchise location. Under the terms of our franchise agreements for Petro travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the Petro brand in a specified territory for that Petro branded franchise location. As a result of these restrictions, we may be unable to develop, acquire or franchise a travel center in an area in which an additional travel center may be profitable, thereby losing an opportunity for future growth of our business.

Ownership limitations, anti-takeover and other provisions in our limited liability company agreement, bylaws and certain material agreements may prevent our shareholders from receiving a takeover premium or from implementing changes.

        Our limited liability company agreement, or our LLC agreement, and bylaws contain separate provisions which prohibit any shareholder from owning more than 9.8% and 5% of the number or value of any class or series of our outstanding shares. The 9.8% ownership limitation in our LLC agreement is consistent with our contractual obligations with HPT to not take actions that may conflict with HPT's status as a REIT under the Internal Revenue Code. The 5% ownership limitation in our bylaws is intended to help us preserve the tax treatment of our net operating losses and other tax benefits. We also believe these provisions promote good orderly governance. These provisions inhibit acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our LLC Agreement and bylaws may further deter persons from attempting to acquire control of us and implement changes that may be beneficial to our shareholders, including, for example, provisions relating to:

  •
  the division of our Directors into three classes, with the term of one class expiring each year, which could delay a change of control;

  •
  required qualifications for an individual to serve as a Director and a requirement that certain of our Directors be "Managing Directors" and other Directors be "Independent Directors", as defined in the governing documents;

  •
  the power of our Board of Directors, without shareholders' approval, to authorize and issue additional shares of any class or type on terms that it determines;

  •
  limitations on the ability of our shareholders to propose nominees for election as Directors and propose other business to be considered at a meeting of shareholders;

  •
  a requirement that an individual Director may only be removed for cause and then only by unanimous vote of the other Directors; and a 75% shareholders' vote and cause requirements for removal of our entire Board of Directors;

  •
  a 75% shareholders' vote requirement for shareholder nominations and other proposals which are not approved by our Board of Directors;

  •
  the authority of our Board of Directors, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on the Board of Directors;

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

        In addition, the HPT Leases, our shareholders agreement with respect to AIC, our business management and shared services agreement with RMR and our credit facility each provide that our rights and benefits under those agreements may be terminated in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control, as defined in those agreements, without the consent of HPT, RMR or the lenders under the credit facility, respectively, and that AIC and the other shareholders of AIC may have rights to acquire our interests in AIC if such an acquisition occurs or if we experience some other change of control. In addition, our obligation to repay deferred rent then outstanding under our amended leases with HPT may be accelerated if, among other things, a Director not nominated or appointed by the then members of our Board of Directors is elected to our Board of Directors or if our shareholders adopt a proposal (other than a precatory proposal) not recommended for adoption by the then members of our Board of Directors. For these reasons, among others, our shareholders may be unable to realize a change of control premium for securities they own or otherwise effect a change of our policies or a change of our control.

Certain aspects of our business may prevent shareholders from accumulating large share ownership, from nominating or serving as Directors, or from taking actions to otherwise control our business.

        Certain of our properties include gambling operations. Applicable state laws require that any shareholder who owns or controls 5% or more of our securities or anyone who wishes to serve as one of our Directors must be licensed or approved by the state regulators responsible for gambling operations. Similarly, as an owner of AIC, we are licensed and approved as an insurance holding company; and any shareholder who owns or controls 10% or more of our securities or anyone who wishes to solicit proxies for election of, or to serve as, one of our Directors or for another proposal of business not approved by our Board of Directors may be required to receive pre-clearance from the concerned insurance regulators. These approval and pre-approval procedures may discourage or prevent investors from purchasing our securities, from nominating persons to serve as our Directors or from taking other actions.

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

Disputes with HPT and RMR and shareholder litigation against us or our Directors and officers may be referred to binding arbitration.

        Our contracts with HPT and RMR provide that any dispute arising under those contracts may be referred to binding arbitration. Similarly, our LLC agreement and bylaws provide that actions by our shareholders against us or against our Directors and officers, including derivative and class actions, may be referred to binding arbitration. As a result, we and our shareholders may not be able to pursue litigation for these disputes in courts against HPT, RMR or our Directors or officers. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may experience losses from our business dealings with AIC.

        We have invested approximately $5.2 million in Affiliates Insurance Company, or AIC, we have purchased substantially all of our property insurance in a program designed and reinsured in part by AIC and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. We, RMR, HPT and five other companies to which RMR provides management services, each own 12.5% of AIC and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. These beneficial financial results may not occur and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may be insufficiently capitalized. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved and we may experience losses from these dealings.

Risks related to our securities

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

        We have never declared or paid any cash dividends on our common shares. Our credit facility restricts our payment of cash dividends on our common shares, unless certain requirements under the credit facility are met, including that excess availability is not less than 20% after any such payment, and our rent deferral agreement with HPT prohibits us from paying any dividends while any deferred rent remains unpaid. We currently do not anticipate paying any cash dividends in the foreseeable future.

Our credit facility imposes restrictive covenants on us, and a default under the agreements relating to our credit facility could have a material adverse effect on our business and financial condition.

        Our credit facility requires us and our subsidiaries, among other obligations, to maintain a specified financial ratio under certain circumstances and to satisfy certain financial tests. These tests include maintenance of certain financial ratios any time that excess availability under the credit facility falls below 15% of the maximum credit limit of $200 million, until such time that the excess availability has been greater than 15% of the maximum credit limit for thirty consecutive days. In addition, our credit facility restricts, among other things, our ability to incur debt and liens, make certain investments and pay dividends and other distributions including, under certain circumstances, payments on the Senior Notes. Under certain circumstances, we are required to seek permission from the lenders under our credit facility to engage in specified corporate actions.

        Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with these covenants (or similar covenants contained in future financing agreements) could result in a default under out credit facility and other agreements containing cross-default provisions, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. A default would permit lenders or holders, excluding holders of the Senior Notes, to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt and to terminate any commitments to lend. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the Senior Notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. If our indebtedness were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In such circumstances, we could be forced into bankruptcy or liquidation and, as a result, investors could lose their investment in our securities.

The indenture under which the Senior Notes were issued does not contain financial covenants and does not limit the amount of indebtedness that we may incur.

        The indenture under which the Senior Notes were issued contains no financial covenants or other provisions that would afford the holders of the Senior Notes any substantial protection in the event we participate in a material transaction. In addition, the indenture does not limit the amount of indebtedness we may incur or our ability to pay dividends, make distributions or repurchase shares of our common stock. As a result, noteholders are not protected under the indenture in the event of a highly leveraged transaction, reorganization, change of control, restructuring, sale of significant amount of assets, merger or similar transaction that may adversely affect them.

The Senior Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

        Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt, including the lenders under our credit facility, will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to the Senior Notes. In that event, because the Senior Notes are not secured by any of our assets, it is possible that there will be no assets from which claims of holders of the Senior Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of the Senior Notes and accrued interest and all future debt ranking pari passu with the Senior Notes, we will be unable to fully satisfy our obligations under the Senior Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on the Senior Notes. As a result, noteholders may lose a portion of or the entire value of their investment in the Senior Notes.

        Our credit facility is secured by substantially all of the personal property of the borrowers and the guarantors, including a first-priority security interest in 100% of the equity interests of the borrowers and each of their domestic majority owned subsidiaries, 65% of the equity interests of each of the borrowers' foreign majority owned subsidiaries, and all intercompany debt. The amount available to us under our credit facility is determined by reference to a borrowing base calculated based on eligible collateral. At December 31, 2012, this borrowing base calculation provided a total of $132.3 million available for loans and letters of credit under the credit facility. At December 31, 2012, there were no loans outstanding under the credit facility but we had outstanding $58.2 million of letters of credit issued under that facility securing certain purchases, insurance, fuel taxes and other trade obligations. Further, the terms of the Senior Notes permit us to incur additional secured indebtedness. The Senior Notes will be effectively subordinated to any such additional secured indebtedness.

An active trading market for the Senior Notes may not develop, be maintained or be liquid.

        We can give no assurances concerning the liquidity of any market that may develop for the Senior Notes, the ability of any investor to sell the Senior Notes, or the price at which investors would be able to sell them. If a market for the Senior Notes does not develop, investors may be unable to resell the Senior Notes for an extended period of time, if at all. If a market for the Senior Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell any of the Senior Notes. Consequently, investors may not be able to liquidate their investment readily, and lenders may not readily accept the Senior Notes as collateral for loans.

        The Senior Notes may trade at a discount from their initial issue price or principal amount, depending upon many factors, including prevailing interest rates, the market for similar securities and other factors, including general economic conditions and our financial condition, performance and prospects. Any decline in trading prices, regardless of cause, may adversely affect the liquidity and trading markets for the Senior Notes.

We depend upon our subsidiaries for cash flow to service our debt, and the Senior Notes are structurally subordinated to the payment of the indebtedness, lease and other liabilities and any preferred equity of our subsidiaries.

        We are the sole obligor on the Senior Notes. We derive all of our revenue and cash flow from our subsidiaries and our ability to service our debt, including the Senior Notes, is substantially dependent upon the earnings of our subsidiaries and their ability to make cash available to us. In addition, most of our contractual and other obligations are obligations of our subsidiaries and thus structurally senior to our obligations on the Senior Notes. None of our subsidiaries guarantee the Senior Notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Senior Notes, or to make any funds available therefore, whether by dividend, distribution, loan or other payments, and the rights of holders of Senior Notes to benefits from any of the assets of our subsidiaries are structurally subordinated to the claims of our subsidiaries' creditors and any preferred equity holders. As a result, the Senior Notes are structurally subordinated to the prior payment and satisfaction of all of the existing and future debts, liabilities and obligations, including payment obligations under the HPT lease agreements, trade payables and any preferred equity, of our subsidiaries. Any future subsidiary debt or obligation, whether or not secured, or any preferred equity of our subsidiaries will have priority over the Senior Notes. As of December 31, 2012, our subsidiaries had total indebtedness of $58.2 million, consisting solely of letters of credit outstanding under our credit facility under which our subsidiaries are either co-borrowers or guarantors, and deferred rent obligations of $150 million, which are structurally senior to the Senior Notes. Our deferred rent is due in two installments, $107.1 million due on December 31, 2022, and $42.9 million due on June 30, 2024.

The Senior Notes are not rated.

        The Senior Notes are not rated by any rating agency. Unrated securities usually trade at a discount to similar rated securities. As a result, the Senior Notes may trade at a price that is lower than they might otherwise trade if rated by a rating agency. It is possible, however, that one or more rating agencies might independently determine to assign a rating to the Senior Notes. In addition, we may elect to issue other securities for which we may seek to obtain a rating. If any ratings are assigned to the Senior Notes in the future or if we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the Senior Notes.

Redemption may adversely affect noteholders' return on the Senior Notes.

        We have the right to redeem some or all of the Senior Notes prior to maturity. We may redeem the Senior Notes at times when prevailing interest rates may be relatively low compared to prevailing rates at the time of issuance of the Senior Notes. Accordingly, noteholders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the Senior Notes.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located at 24601 Center Ridge Road, Suite 200, Westlake, Ohio 44145-5639. We operate two distribution centers in leased warehouse facilities located at 329 Mason Road, LaVergne, Tennessee 37086 and 3402 West Buckeye Road, Suite 115, Phoenix, Arizona 85043, and an electronics equipment depot in leased space located at 120 North Martinwood Road, Knoxville, Tennessee 37923. We also conduct some corporate office business from RMR's premises at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458.

        As of December 31, 2012, our travel center business consisted of 243 travel centers, 185 of which were leased from HPT, 25 of which we owned, two of which were owned by parties other than HPT and leased to or managed by us, 29 of which were owned, or leased from others, by our franchisees and two of which we operated for a joint venture in which we own a minority interest. We operated 208 of these travel centers and our franchisees operated 35 of these travel centers. We own eight vacant parcels of land and many of our operating travel centers are located on land parcels which are not fully developed; we may decide to build additional travel centers or other facilities on these parcels in the future.

        The table below summarizes by state information as of December 31, 2012, regarding branding and ownership of the travel centers we operate. Similar information for the travel centers our franchisees operate is included under the heading "Relationships with Franchisees" in Item 1 of this Annual Report.

	Brand Affiliation of Sites(1)			Ownership of Sites by:(1)
	TA	Petro	Total	TA	HPT	Joint Venture	Others(2)
Alabama	2	2	4	1	3	—	—
Arizona(3)	4	2	6	—	6	—	—
Arkansas	2	2	4	—	4	—	—
California	10	3	13	2	9	2	—
Colorado	3	—	3	—	3	—	—
Connecticut	3	—	3	—	3	—	—
Florida	6	1	7	—	7	—	—
Georgia	6	3	9	1	8	—	—
Idaho	1	—	1	—	1	—	—
Illinois	7	2	9	2	7	—	—
Indiana	7	6	13	7	6	—	—
Iowa	1	—	1	—	1	—	—
Kansas(3)	—	1	1	1	—	—	—
Kentucky	2	2	4	1	3	—	—
Louisiana	4	3	7	1	6	—	—
Maryland	3	—	3	—	3	—	—
Michigan	6	—	6	2	4	—	—
Minnesota	1	—	1	—	1	—	—
Mississippi	1	1	2	—	1	—	1
Missouri	4	1	5	—	5	—	—
Nebraska	2	1	3	—	3	—	—
Nevada	3	2	5	—	5	—	—
New Hampshire	1	—	1	—	1	—	—
New Jersey	3	1	4	—	4	—	—
New Mexico	5	2	7	1	6	—	—
New York	5	1	6	—	6	—	—
North Carolina	2	1	3	—	3	—	—
Ohio	10	4	14	—	14	—	—
Oklahoma	3	1	4	—	4	—	—
Oregon	2	1	3	—	3	—	—
Pennsylvania	8	2	10	1	9	—	—
South Carolina	3	1	4	1	2	—	1
Tennessee	5	2	7	—	7	—	—
Texas	11	7	18	3	15	—	—
Utah	2	—	2	—	2	—	—
Virginia	4	—	4	—	4	—	—
Washington	1	1	2	—	2	—	—
West Virginia	2	—	2	—	2	—	—
Wisconsin	2	—	2	—	2	—	—
Wyoming	3	1	4	—	4	—	—
Ontario, Canada	1	—	1	1	—	—	—

Total	151	57	208	25	179	2	2

(1)
Includes only sites we operate and excludes sites operated by franchisees.

(2)
We lease these sites from, or manage these sites for, parties other than HPT.

(3)
During January and February 2013 we acquired one site each in Arizona and Kansas.

Item 3.    Legal Proceedings

        The disclosure under the heading "Legal Proceedings" in Note 17 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Market information.    The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE MKT (previously the NYSE Amex).

2012	High	Low
First Quarter	$6.84	$4.29
Second Quarter	$6.74	$4.21
Third Quarter	$5.84	$4.67
Fourth Quarter	$5.47	$4.18

2011	High	Low
First Quarter	$12.63	$3.65
Second Quarter	$8.43	$4.39
Third Quarter	$5.84	$3.46
Fourth Quarter	$5.55	$2.79

        The closing price of our common shares on NYSE MKT on March 14, 2013, was $7.59 per share.

        Holders.    As of March 14, 2013, there were approximately 800 shareholders of record of our common shares and we believe that there are approximately 18,500 beneficial owners of our common shares.

        Dividends.    We have never paid or declared any cash dividends on our common shares. At present, we intend to retain our future earnings, if any, to fund the operations and growth of our business. Furthermore, our credit facility restricts our payment of cash dividends on our common shares, unless certain requirements under the credit facility are met, including that excess availability is not less than 20% after any such payment, and our rent deferral agreement with HPT prohibits us from paying any dividends while any deferred rent remains unpaid. Our future decisions concerning the payment of dividends on our common shares will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors as our Board of Directors, in its discretion, may consider relevant, and the extent to which the declaration or payment of dividends may be limited by agreements we have entered or cause us to lose the benefits of certain of our agreements.

        Stock issuable under equity compensation plans.    The equity compensation plan information set forth in Item 12 of this Annual Report is incorporated by reference herein.

        Recent sales of unregistered securities.    There were no sales of our unregistered securities by us during the fourth quarter of 2012.

Item 6.    Selected Financial Data

        The following table presents selected historical financial information for each of the last five fiscal years. The information set forth below with respect to fiscal years 2012, 2011 and 2010 was derived from, and should be read in conjunction with, the audited consolidated financial statements included elsewhere in this Annual Report. The information set forth below with respect to fiscal years 2009 and 2008 was derived from, and should be read in conjunction with, the audited consolidated financial statements included in our 2009 Annual Report on Form 10-K. However, certain statement of operations and comprehensive income (loss) data and balance sheet data presented in the following table for the years ended December 31, 2010, 2009 and 2008, were revised from originally reported financial data, as described in our 2011 Annual Report on Form 10-K. The following information should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

	Years Ended December 31,
(dollars and gallons in thousands, except per share data)	2012	2011	2010	2009	2008
Statement of Operations and Comprehensive Income (Loss) Data:
Revenues:
Fuel	$6,636,297	$6,603,329	$4,790,659	$3,588,682	$6,454,357
Nonfuel	1,344,755	1,271,085	1,158,343	1,097,279	1,189,597
Rent and royalties from franchisees	14,672	14,443	13,479	13,859	14,425

Total revenues	7,995,724	7,888,857	5,962,481	4,699,820	7,658,379
Income (loss) from operations	41,470	32,400	(42,034)	(80,994)	(36,473)
Net income (loss)	32,198	23,574	(66,690)	(95,085)	(42,819)
Income (loss) per common share:
Basic and diluted	$1.12	$0.98	$(3.84)	$(5.70)	$(2.82)
Balance Sheet Data (end of period):
Total assets	$1,018,281	$1,016,531	$891,092	$877,610	$886,085
Sale/leaseback financing obligation, noncurrent portion(1)	82,195	97,765	99,960	102,006	103,634
Deferred rent obligation(2)	150,000	150,000	150,000	90,000	30,000
Other Operating Data:
Total fuel sold(3)	2,039,960	2,087,416	2,036,756	1,933,358	2,078,061
Number of sites (end of period):
Company operated travel centers	208	194	188	188	188
Franchisee operated travel centers	6	10	10	10	10
Franchisee owned and operated travel centers	29	33	30	35	35

Total travel centers	243	237	228	233	233

Notes to Selected Financial Data

(1)
Accounting for the HPT Transaction under U.S. generally accepted accounting principles, or GAAP, required us to recognize in our consolidated balance sheet the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from HPT because more than a minor portion of those travel centers is subleased to third parties, and one travel center did not qualify for operating lease treatment for other reasons. A portion of the total rent payments to HPT is recognized as a reduction of the sale/leaseback financing obligation and a portion is recognized as interest expense in our consolidated statement of operations and comprehensive income (loss). See Note 16 in Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for discussion of our sale/leaseback financing obligation.

(2)
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

(3)
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

        Our revenues and income are subject to potentially material changes as a result of the market prices and availability of fuel. These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment. Over the past few years there has been significant volatility in the cost of fuel. During 2010, fuel prices generally declined during the second and third quarters, then rose during the fourth quarter and those increases continued during the first quarter of 2011 due in part to the political unrest in Northern Africa and the Middle East. Fuel prices began to decline during the second quarter of 2011, and during the second half of 2011 fuel prices generally continued to decline due to, among other reasons, concerns the U.S. and global economies were sliding into another recession, although prices remained at a higher level than those experienced during 2010. Additionally, fuel prices were more volatile during 2011 than during 2010. During the first half of 2012, prices generally continued to decrease due to continued global economic concerns, including economic conditions in Europe. However, during the third quarter of 2012 fuel prices generally rose due to tensions in the Middle East and economic stimulus programs in Europe and elsewhere. During the fourth quarter of 2012, fuel prices declined and at the end of 2012 were near the prices we experienced at the end of 2011. We expect that changes in our costs for fuel products can largely be passed on to our customers, but often there are delays in passing on price changes that can affect our fuel gross margins. Although other factors have an effect, during periods of rising fuel commodity prices fuel gross margins per gallon tend to be lower than they otherwise may have been and during periods of falling fuel commodity prices fuel gross margins per gallon tend to improve. Also, fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements. We expect that the fuel markets will continue to be volatile for the foreseeable future. For more information about fuel market risks that may affect us and our approaches for mitigating those risks, see Item 7A, "Qualitative and Quantitative Disclosures About Market Risk" in this Annual Report.

        The condition of the U.S. economy generally, and the financial condition and activity of the trucking industry in the U.S. specifically, impacted our financial results during 2010 through 2012, and we expect that they will continue to impact our financial results in future periods. The trucking industry is the primary customer for our goods and services. Freight and trucking demand in the U.S. historically generally reflects the level of commercial activity in the U.S. economy. During the period from 2010 through 2012, the U.S. economy generally slowly improved and the financial condition and activity level in the trucking industry similarly slowly improved, but the recovery is uneven. These trends have generally promoted increased sales of our fuel and nonfuel products and services from the levels during the recent recession. However, the improving fuel efficiency of motor vehicle engines and other fuel conservation practices employed by trucking companies have reduced the demand for diesel fuel that might otherwise exist for a given level of U.S. economic activity or trucking miles driven. Reflecting these and other factors, our nonfuel revenues in 2012 increased on a same site basis over the prior year, but our 2012 fuel sales volumes on a same site basis declined compared to the prior year and the level of fuel sales volume continues to be below that experienced before the recent U.S. economic recession which we believe was affecting the trucking industry as early as in late 2007. Our results for 2011 as compared to 2010 on a same site basis reflected these same trends. Despite the year over year declines in fuel sales volumes, our fuel gross margins and fuel gross margins per gallon increased each year on a same site basis. We believe this trend primarily is attributable to market conditions and our continued focus on managing our fuel pricing to balance sales volume and profitability considerations.

        While the U.S. economy slowly grew over several quarters through the third quarter of 2012 and trucking activity measures reflect slow growth in that industry, the U.S. economy, measured by the change in gross domestic product, was soft during the fourth quarter of 2012 (an increase of 0.1%), recent economic data has been mixed and the strength and sustainability of any economic recovery is uncertain. If the U.S. economy continues to operate as it has over the past few years or if it worsens, our financial results may not improve and may decline, resulting in our experiencing losses.

        On January 31, 2011, we and HPT entered an Amendment Agreement that amended the HPT Leases and our rent deferral agreement with HPT. This agreement is further described under the headings "Business—Our Leases With HPT" above in Item 1 of this Annual Report, and "Results of Operations—Year Ended December 31, 2011 to December 31, 2010—Real estate rent expense" and "Related Party Transactions" below. This Amendment Agreement resulted in a significant reduction in our real estate rent expense and interest expense in 2012 and 2011 as compared with 2010.

        On January 2, 2013, the American Taxpayer Relief Act of 2012 became law. The law included the reinstatement, retroactive to January 1, 2012, of the "Blender's Credit for Biodiesel and Renewable Diesel". This credit had previously expired on December 31, 2011, and, accordingly, we did not recognize any benefit related to it in our 2012 operating results. We estimate that the reinstatement of this credit has entitled us to receive approximately $3,000 of refunds related to certain fuel purchases made during 2012. We expect to recognize this amount, net of our estimate of uncollectible amounts, if any, in our operating results for the first quarter of 2013. Under the new law, the credit expires on December 31, 2013, and we expect to reflect any benefit from it in our operating results as qualifying fuel is purchased during 2013.

Summary of Travel Center Site Counts

        The changes in the number of our sites and in their method of operation (company operated, franchisee leased and operated or franchisee owned and operated) can be significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our business during the past three years:

	Company Operated Sites(1)	Franchisee Operated Sites	Franchisee Owned and Operated Sites	Total Sites
Number of travel centers at December 31, 2009	188	10	35	233
2010 Activity:
New travel centers	—	—	—	—
Terminated franchised travel centers	—	—	(5)	(5)

Number of travel centers at December 31, 2010	188	10	30	228
2011 Activity:
Acquired travel centers	6	—	(1)	5
New franchised travel centers	—	—	4	4

Number of travel centers at December 31, 2011	194	10	33	237
2012 Activity:
Acquired travel centers	6	—	—	6
Acquisition of franchised travel centers	8	(4)	(4)	—

Number of travel centers at December 31, 2012	208	6	29	243

(1)
Includes at each period presented two travel centers we operate that are owned by a joint venture in which we own a minority interest.

        As of December 31, 2012, we had entered into agreements to purchase four additional travel centers, one of which had been owned and operated by a franchisee under the TA brand. During January and February of 2013, we completed two of these acquisitions and two acquisitions are expected to close in the first half of 2013. The pending transactions are subject to conditions and, accordingly, may be delayed, their terms may be changed or they may not be completed.

Relevance of Fuel Revenues and Fuel Volumes

        Due to the price volatility of fuel products and our pricing to fuel customers, we believe that fuel revenue is not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin per gallon. We consider fuel volumes and fuel gross margin to be better measures of comparative performance than fuel revenues. However, fuel pricing and revenues can impact our working capital requirements; see "Liquidity and Capital Resources" below.

Results of Operations (dollars and gallons in thousands)

Year ended December 31, 2012 compared to December 31, 2011

        The following table presents changes in our operating results for the year ended December 31, 2012, as compared with the year ended December 31, 2011.

	Years Ended December 31,
				% Change
(dollars in thousands)	2012	2011	Change
Revenues:
Fuel	$6,636,297	$6,603,329	$32,968	0.5%
Nonfuel	1,344,755	1,271,085	73,670	5.8%
Rent and royalties from franchisees	14,672	14,443	229	1.6%

Total revenues	7,995,724	7,888,857	106,867	1.4%
Cost of goods sold (excluding depreciation)
Fuel	6,310,250	6,301,947	8,303	0.1%
Nonfuel	599,474	548,092	51,382	9.4%

Total cost of goods sold (excluding depreciation)	6,909,724	6,850,039	59,685	0.9%
Operating expenses:
Site level operating expenses	698,522	677,958	20,564	3.0%
Selling, general & administrative expense	95,547	89,196	6,351	7.1%
Real estate rent	198,927	191,798	7,129	3.7%
Depreciation and amortization expense	51,534	47,466	4,068	8.6%

Total operating expenses	1,044,530	1,006,418	38,112	3.8%

Income from operations	41,470	32,400	9,070	28.0%
Income from equity investees	1,877	1,169	708	60.6%
Acquisition costs	(785)	(446)	(339)	76.0%
Interest income	1,485	835	650	77.8%
Interest expense	(10,358)	(9,005)	(1,353)	15.0%

Income before income taxes	33,689	24,953	8,736	35.0%
Provision for income taxes	1,491	1,379	112	8.1%

Net income	$32,198	$23,574	$8,624	36.6%

Same Site Results Comparisons

        As part of the discussion and analysis of our operating results we sometimes refer to increases and decreases in results on a same site basis. For purposes of these comparisons, we include a travel center in the following same site comparisons only if we (or a franchisee of ours for purposes only of the rent and royalty revenues results) continuously operated it from January 1, 2011, through December 31, 2012. We do not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered. We excluded from the same site comparisons the two travel centers we operate for a joint venture in which we own a 40% interest because we account for this investment using the equity method of accounting and, therefore, the related revenues and expenses are not included in the respective line items in our consolidated results of operations. Two company operated travel centers were excluded from this same site comparison because they were temporarily closed during significant portions of 2011 as a result of flooding.

	Years Ended December 31,			% Change Favorable/ (Unfavorable)
(gallons and dollars in thousands)	2012	2011	Change
Number of company operated travel centers	184	184	—
Fuel:(1)
Sales volume (gallons)	1,868,867	1,951,359	(82,492)	(4.2)%
Revenues	$6,089,938	$6,182,799	$(92,861)	(1.5)%
Gross margin	$311,404	$292,987	$18,417	6.3%
Gross margin per gallon	$0.167	$0.150	$0.017	11.3%
Nonfuel:(1)
Revenues	$1,288,936	$1,249,467	$39,469	3.2%
Gross margin	$714,918	$710,807	$4,111	0.6%
Gross margin percentage	55.5%	56.9%		(140	)b.p.
Total gross margin(1)	$1,026,322	$1,003,794	$22,528	2.2%
Site level operating expenses(1)	$660,663	$658,559	$2,104	(0.3)%
Site level operating expenses as a percentage of nonfuel revenues(1)	51.3%	52.7%		140	b.p.
Site level gross margin in excess of site level operating expenses(1)	$365,659	$345,235	$20,424	5.9%
Number of franchisee operated travel centers	31	31	—
Rent and royalty revenues	$11,062	$10,025	$1,037	10.3%

(1)
Includes fuel sales volume, revenues and site level operating expenses for only those travel centers that were company operated during the entirety of the period from January 1, 2011, through December 31, 2012.

        Revenues.    Revenues for 2012, were $7,995,724, which represented an increase from 2011, of $106,867, or 1.4%, primarily related to an increase in nonfuel revenue.

        Fuel revenues for 2012, were $6,636,297, an increase of $32,968, or 0.5%, compared to 2011. This increase was principally the result of increases in fuel prices and fuel sales at travel centers we acquired during 2011 and 2012. These increases were partially offset by decreases in same site fuel sales volume and also offset by decreases in gallons sold to franchisees. The decreased level of sales volume to franchisees resulted from the sublease renewals entered in the second half of 2012, which increased our rent revenue but eliminated the requirement that these subtenants purchase diesel fuel from us. The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

(gallons and dollars in thousands)	Gallons Sold	Fuel Revenues
Results for 2011	2,087,416	$6,603,329
Increase due to petroleum products price changes	—	189,335
Decrease due to same site volume changes	(82,492)	(269,694)
Increase due to travel centers acquired	54,559	177,480
Decrease in sales to franchisees	(19,464)	(63,808)
Other changes, net	(59)	(345)

Net change from prior year period	(47,456)	32,968

Results for 2012	2,039,960	$6,636,297

        On a same site basis, fuel sales volume for our company operated travel centers decreased by 82,492 gallons, or 4.2%, during 2012, compared to 2011. We believe that improved fuel efficiency of heavy truck engines and other fuel conservation efforts by trucking customers, capital projects that required us to take certain diesel dispensers temporarily out of service during the year, and our decision to avoid certain lower margin fuel sales contributed to decreased same site fuel sales volume despite the slight and slow improvement in the U.S. economy generally and the trucking industry specifically.

        Nonfuel revenues for 2012, were $1,344,755, an increase of $73,670, or 5.8%, compared to 2011. The majority of the change between years related to those sites we operated continuously since January 1, 2011. On a same site basis for our company operated sites, nonfuel revenues increased by $39,469, or 3.2%, during 2012, compared to 2011. We believe the same site nonfuel revenue increase reflects increased customer spending due to increased customer traffic, certain price increases we have instituted as a result of increased prices we paid for nonfuel inventory purchases and the effects of certain of our capital investments and marketing initiatives. The increase in nonfuel revenues was also the result of sales at the travel centers we acquired or opened during 2011 and 2012.

        Rent and royalty revenues for 2012, were $14,672, an increase of $229, or 1.6%, compared to the same period in 2011. Rent and royalties increased as a result of increased nonfuel revenues at our franchisee locations, the addition of four franchisee locations since the beginning of 2011 and increased rents at six sites currently subleased to franchisees that became effective during the second half of 2012. These increases were partially offset by our acquisitions during 2011 and 2012 of five franchisee travel centers and the operations of the businesses at four travel centers that had been subleased from us.

        Cost of goods sold (excluding depreciation).    Cost of goods sold for 2012, was $6,909,724, an increase of $59,685, or 0.9%, compared to 2011. Fuel cost of goods sold for 2012 was $6,310,250, an increase of $8,303, or 0.1%, compared to 2011. This increase in fuel cost of goods sold resulted from the increase in fuel prices that was partially offset by the decrease in fuel sales volumes. The fuel gross margin per gallon of $0.167 on a same site basis for 2012 increased $0.017 per gallon, primarily as a result of our decision to avoid certain lower margin sales.

        Nonfuel cost of goods sold for 2012, was $599,474, an increase of $51,382, or 9.4%, compared to 2011. Nonfuel cost of goods sold increased due to the nonfuel sales increases noted above, combined with increases in product unit costs. Nonfuel gross margin for 2012, was $745,281, compared to $722,993 during 2011. Nonfuel gross margin was 55.4% and 56.9% of nonfuel revenues during 2012 and 2011, respectively. The nonfuel gross margin percentage decreased primarily as a result of a shift in our mix of products and services sold, margin compression in our truck service sales largely due to increased tire prices and increased price competition, a decision to lower our retail prices for tobacco products in order to encourage higher sales volumes of store products, and delays in reflecting certain product cost increases in our retail sales pricing.

        Site level operating expenses.    Site level operating expenses for 2012, were $698,522, an increase of $20,564, or 3.0%, compared to 2011. The increase in site level operating expenses primarily was due to the travel centers and businesses we acquired or opened during 2011 and 2012, including site conversion or startup costs of $1,655 in 2012 and $411 in 2011, and also resulted from adjustments to reserves for certain environmental and litigation matters of $2,525 in 2012 compared to $1,622 in 2011.

        On a same site basis for our company operated sites, site level operating expenses increased by $2,104, or 0.3%, for 2012, compared to 2011, primarily due to increased labor costs resulting from the increased level of nonfuel sales. Site level operating expenses as a percentage of nonfuel revenues for 2012, were 51.3%, compared to 52.7% for 2011 on a same site basis. The decrease in operating expenses as a percentage of nonfuel revenues primarily was because certain of our expenses are fixed, or otherwise do not vary directly with sales so that increases in our revenues did not result in corresponding increases in those site level operating expenses.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for 2012, were $95,547, an increase of $6,351, or 7.1%, compared to 2011. This increase primarily resulted from increases in legal expenses and personnel costs. The increased personnel costs resulted in part from increased headcount in regional operations management due to the increased number of company operated travel centers during 2012.

        Real estate rent expense.    Rent expense for 2012 was $198,927, an increase of $7,129, or 3.7%, compared to 2011 that primarily resulted from the increases in rent as a result of improvements sold to HPT during 2011 and 2012 and estimated percentage rent recognized under the TA Lease based on increases in 2012 fuel and nonfuel revenues over the 2011 amounts at the sites leased under the TA Lease.

        Depreciation and amortization expense.    Depreciation and amortization expense for 2012, was $51,534, an increase of $4,068, or 8.6%, compared to 2011, that primarily resulted from an increase in depreciable assets due in large part to the acquisitions we completed during 2011 and 2012.

        Interest expense.    Interest expense consisted of the following:

	Year Ended December 31,
(dollars in thousands)	2012	2011	Change
Rent expense classified as interest	$7,330	$7,390	$(60)
Amortization of deferred financing costs	352	403	(51)
Other interest expense	2,676	1,212	1,464

Total interest expense	$10,358	$9,005	$1,353

        Income tax provision.    Our provision for income taxes was $1,491 and $1,379 for 2012 and 2011, respectively. We do not currently recognize the benefit of all of our deferred tax assets, including the tax benefit associated with our tax loss carry forwards from prior years, but our tax loss carry forwards do offset any federal and certain state income tax associated with our current taxable income. Our income tax provision represents certain minimum income based state taxes payable without regard to our tax loss carry forwards as well as the recognition of deferred tax liabilities that cannot be used to reduce existing deferred tax assets related to the tax amortization of indefinite lived intangible assets and to foreign currency translation adjustments.

Year ended December 31, 2011 compared to December 31, 2010

        The following table presents changes in our operating results for the year ended December 31, 2011, as compared with the year ended December 31, 2010.

	Years Ended December 31,
				% Change
(dollars in thousands)	2011	2010	Change
Revenues:
Fuel	$6,603,329	$4,790,659	$1,812,670	37.8%
Nonfuel	1,271,085	1,158,343	112,742	9.7%
Rent and royalties from franchisees	14,443	13,479	964	7.2%

Total revenues	7,888,857	5,962,481	1,926,376	32.3%
Cost of goods sold (excluding depreciation)
Fuel	6,301,947	4,530,943	1,771,004	39.1%
Nonfuel	548,092	488,687	59,405	12.2%

Total cost of goods sold (excluding depreciation)	6,850,039	5,019,630	1,830,409	36.5%
Operating expenses:
Site level operating expenses	677,958	625,979	51,979	8.3%
Selling, general & administrative expense	89,196	80,562	8,634	10.7%
Real estate rent	191,798	234,228	(42,430)	-18.1%
Depreciation and amortization expense	47,466	44,116	3,350	7.6%

Total operating expenses	1,006,418	984,885	21,533	2.2%

Income (loss) from operations	32,400	(42,034)	74,434	N/M
Income from equity investees	1,169	757	412	54.4%
Acquisition costs	(446)	—	(446)	N/M
Interest income	835	1,127	(292)	-25.9%
Interest expense	(9,005)	(25,653)	16,648	-64.9%

Income (loss) before income taxes	24,953	(65,803)	90,756	N/M
Provision for income taxes	1,379	887	492	55.5%

Net income (loss)	$23,574	$(66,690)	$90,264	N/M

Same Site Results Comparisons

        As part of the discussion and analysis of our operating results we sometimes refer to increases and decreases in results on a same site basis. For purposes of these comparisons, we include a travel center in the following same site comparisons only if we (or a franchisee of ours for purposes only of the rent and royalty revenues results) continuously operated it from January 1, 2010, through December 31, 2011. We do not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered. We excluded from the same site comparisons the two travel centers we operate for a joint venture in which we own a 40% interest because we account for this investment using the equity method of accounting and, therefore, the related revenues and expenses are not included in the respective line items in our consolidated results of operations. Two company operated travel centers were excluded from this same site comparison because they were temporarily closed during significant portions of the 2010 or 2011 periods as a result of flooding.

	Years Ended December 31,			% Change Favorable/ (Unfavorable)
(gallons and dollars in thousands)	2011	2010	Change
Number of company operated travel centers	184	184	—
Fuel:(1)
Sales volume (gallons)	1,951,359	1,951,480	(121)	0.0%
Revenues	$6,182,799	$4,600,897	$1,581,902	34.4%
Gross margin	$293,049	$258,342	$34,707	13.4%
Gross margin per gallon	$0.150	$0.132	$0.018	13.6%
Nonfuel:(1)
Revenues	$1,249,354	$1,153,044	$96,310	8.4%
Gross margin	$711,155	$666,410	$44,745	6.7%
Gross margin percentage	56.9%	57.8%		(90)	b.p.
Total gross margin(1)	$1,004,204	$924,752	$79,452	8.6%
Site level operating expenses(1)	$659,812	$620,929	$38,883	(6.3)%
Site level operating expenses as a percentage of nonfuel revenues(1)	52.8%	53.9%		110	b.p.
Site level gross margin in excess of site level operating expenses(1)	$344,392	$303,823	$40,569	13.4%
Number of franchisee operated travel centers	39	39	—
Rent and royalty revenues	$13,491	$13,012	$479	3.7%

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

        Fuel revenues for 2011 were $6,603,329, an increase of $1,812,670, or 37.8%, compared to 2010. This increase was principally the result of increases in fuel prices and also resulted from increased fuel sales volume. The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

(gallons and dollars in thousands)	Gallons Sold	Fuel Revenues
Results for 2010	2,036,756	$4,790,659
Increase due to petroleum products price changes	—	1,656,138
Decrease due to same site volume changes	(121)	(3,102)
Increase due to travel centers acquired	26,734	84,511
Other changes, net	24,047	75,123

Net change from prior year period	50,660	1,812,670

Results for 2011	2,087,416	$6,603,329

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

        Nonfuel revenues for 2011 were $1,271,085, an increase of $112,742, or 9.7%, compared to the same period in 2010. The change between years primarily resulted from sales at our travel centers opened during the second quarter of 2011, an increase in unit sales on a same site basis and sales price increases. On a same site basis for our company operated travel centers, nonfuel revenues increased by $96,310, or 8.4% during 2011 compared to 2010. We believe the same site nonfuel revenue increase reflects increased customer spending due to increased customer traffic, certain price increases we instituted as a result of increased prices we paid for nonfuel purchases and the effects of certain of our marketing efforts.

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

        Cost of goods sold (excluding depreciation).    Cost of goods sold for 2011 was $6,850,039, an increase of $1,830,409, or 36.5%, compared to 2010. Fuel cost of goods sold for 2011 of $6,301,947 increased by $1,771,004, or 39.1%, compared to 2010. This increase in fuel cost of goods sold primarily resulted from the increases in fuel prices and fuel sales volumes. The fuel gross margin per gallon of $0.150 per gallon on a same site basis for 2011 was $0.018 per gallon higher than for 2010 primarily as a result of variations in market prices for fuel, consolidation within our industry and our decisions to forgo certain low margin sales.

        Nonfuel cost of goods sold for 2011, was $548,092, an increase of $59,405, or 12.2%, compared to the same period in 2010. Nonfuel cost of goods sold increased due to the nonfuel sales increases discussed above, combined with increases in product unit costs we incurred. Nonfuel gross margin for 2011 was $722,993, compared to $669,656 during 2010. Nonfuel gross margin for 2011 on a same site basis was 56.9% of nonfuel revenues, compared to 57.8% during 2010. The decline in the nonfuel gross margin percentage between periods primarily resulted from our decisions in late 2010 and early 2011 to lower our retail prices for tobacco products in order to encourage higher sales volumes of store products. The decline in nonfuel gross margin percentage was also due to the fixed margin per unit we receive for certain products with increasing retail prices and some delays in passing on to our customers a portion of product cost increases we incurred.

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

        Real estate rent expense.    Rent expense for 2011 was $191,798, a decrease of $42,430 compared to 2010. This decrease resulted from the lower rent we are required to pay due to the amendment to our HPT Leases entered in January 2011. Pursuant to the Amendment Agreement, the total annual minimum rent payable to HPT under the HPT Leases was reduced by $42,000 to $189,299, with a scheduled increase to $194,299 in February 2012.

        Depreciation and amortization expense.    Depreciation and amortization expense for 2011 was $47,466, an increase of $3,350, or 7.6%, compared to the same period in 2010 that primarily resulted from our site acquisitions and other property and equipment additions in 2011.

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

        Income tax provision.    Our provision for income taxes was $1,379 and $887 for 2011 and 2010, respectively. We do not currently recognize the benefit of all of our deferred tax assets, including the tax benefit associated with our tax loss carry forwards from prior years, but our tax loss carry forwards do offset any federal and certain state income tax associated with our current taxable income. Our income tax provision represents certain minimum income based state taxes payable without regard to our tax loss carry forwards as well as the recognition of deferred tax liabilities that cannot be used to reduce existing deferred tax assets related to the tax amortization of indefinite lived intangible assets and to foreign currency translation adjustments.

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

        Our accounting policies require recording impairment losses on long lived assets to reduce the carrying value of certain assets to their fair value. For purposes of our impairment analysis of property and equipment, we perform the test at the individual travel center level, since this is the lowest grouping of assets and liabilities at which the related cash flows are largely independent of other assets and liabilities. The need to recognize impairment losses may occur under our policies in two types of circumstances. When assets are used in operations and events and circumstances indicate that the assets might be impaired, we record impairments whenever the carrying values of those assets exceed the estimated fair values of those assets at the specific travel center. When assets are to be disposed of and their carrying values exceed the estimated fair value of the asset less the estimated cost to sell the asset, we record an impairment charge. Our estimates of fair value are based on our estimates of likely market participant assumptions. Key assumptions include our current expectations for projected fuel volumes, fuel gross margin, site level operating expenses and rent expense. If the business climate deteriorates our actual results may not be consistent with these assumptions and estimates. The discount rate, which is used to measure the present value of the projected future cash flows, is set using a weighted average cost of capital method that considers market and industry data as well as our specific risk factors and that is likely to be used by a market participant. The weighted-average cost of capital is our estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. We also annually assess intangible assets with indefinite lives for impairment. We use a number of assumptions and methods in preparing valuations underlying impairment tests, including estimates of future cash flows and discount rates. During 2012, our assumptions resulted in total impairment charges of $351 related to two travel centers. Applying significantly different assumptions or valuation methods could result in different results from these impairment tests. For example, assuming a 10% decline in projected fuel sales volume and a three cents per gallon decline in projected fuel gross margins per gallon would result in an additional $3,700 of impairment charges related to an additional seven travel centers.

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

        We are exposed to losses under insurance programs for which we pay deductibles and for which we are partially self insured up to certain stop loss amounts, including claims under our general liability, workers' compensation, motor vehicle and group health benefits policies and programs. Accruals are established under these insurance programs for both estimated losses on known claims and potential claims incurred but not asserted, based on claims histories and using actuarial methods. The most significant risk of this methodology is its dependence on claims histories, which are not always indicative of future claims. To the extent an estimate is inaccurate, liabilities, expenses and net income may be understated or overstated.

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

        As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for financial statement and tax purposes. These timing differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheet. We are required to record a valuation allowance to reduce deferred tax assets if we are not able to conclude that it is more likely than not these assets will be realized. We do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards, that may be used to offset future taxable income because we currently do not believe that it is more likely than not that we will realize such benefit. In measuring our deferred tax assets, we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for all or a portion of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is unnecessary. In order to assess the likelihood of realizing the benefit of these deferred tax assets, we are required to rely on our projections of future income. We believe that our history of losses coupled with the fact that we have a short history of operating profits that is limited to 2011 and 2012, creates sufficient negative evidence such that we are unable to conclude that realization of the benefit is more likely than not. As a result, we have concluded that it is appropriate to maintain a full valuation allowance against our deferred tax assets until our profitability becomes more predictable. We may reverse some or all of the valuation allowance when we believe that we will more likely than not realize the benefit of our deferred tax assets. At that time, we will record deferred tax assets as an income tax benefit in our consolidated statements of operations and comprehensive income (loss), which will affect our results of operations. Given our profitability over the past two years and our current expectations, we believe it is reasonably likely that our estimates and assumptions regarding the valuation allowance will change in the future.

        With respect to accounting for leases, each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital lease or an operating lease. The classification of a lease as capital or operating affects whether and how the transaction is reflected in our balance sheet, as well as our recognition of rental payments as rent or interest expense. These evaluations require us to make estimates of, among other things, the remaining useful life and residual value of leased properties, appropriate discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases. Other aspects of our lease accounting policies relate to the accounting for sale/leaseback transactions, including the appropriate amortization of related deferred liabilities and any deferred gains or losses, and the accounting for lease incentives. Our lease accounting policies involve significant judgments based upon our experience, including judgments about current valuations, estimated useful lives, and salvage or residual values. In the future we may need to revise our assessments to incorporate information which is not known at the time of our previous assessments, and such revisions could increase or decrease our depreciation expense related to properties that we lease, result in the classification of some of our leases as other than operating leases or decrease the carrying values of some of our assets.

        Any or all of these policies, applied in the future with the benefit of additional facts or better estimates which were not known or available at the time the various required evaluations were made, could result in revisions to estimated liabilities, adjustments to reduce assets to their fair value or recognition of expenses that may be material. However, other than as disclosed in the preceding paragraphs, we do not believe our estimates are reasonably likely to change materially in the near term.

Liquidity and Capital Resources

        Our principal liquidity requirements are to meet our operating expenses, including rent, and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are:

  •
  our cash balance including the proceeds from our Senior Notes offering completed in January 2013;

  •
  our operating cash flow;

  •
  our credit facility;

  •
  our ability to offer to sell to HPT, for an increase in our rent, improvements we make to the sites we lease from HPT, as further described below under "Related Party Transactions"; and

  •
  our ability to issue new debt and equity securities. We have an effective shelf registration statement that allows us to issue public securities, but it does not assure that there will be buyers for such securities.

Additionally, the operating real estate and developable land that we own may be financed or sold as a source of additional liquidity over time.

        We believe the primary risks we face with respect to our operating cash flow are:

  •
  decreased demand for our fuel products resulting from fuel conservation and engine fuel efficiency efforts;

  •
  decreased demand for our products and services we may experience as a result of competition, particularly competition from the other two large companies in our industry, Pilot Flying J and Love's;

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

        A reduction in our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods. Further, certain of our expenses are fixed in nature, which may restrict our ability to realize a reduction in our operating expenses to offset a reduction in our revenues. Additional increases in the prices we must pay to obtain fuel, decreases in the amount of time we have to pay our trade creditors, or an increase in cash deposits required by our suppliers to secure our credit lines, may increase our working capital funding requirements materially. Also, because of the recent and current economic, industry and global credit market conditions and our historical operating losses, credit may be expensive and difficult for us to obtain.

        During the year ended December 31, 2012, we had net cash inflows from operating activities of $83,072, cash outflows from investing activities of $172,474, and cash inflows from financing activities of $6,322. During 2012, our cash balance decreased primarily as a result of investing $52,070 for 14 travel center business acquisitions, our other capital investments of $188,694 and an increase in our working capital investment. These uses of cash were partially offset by our operating profit and the $76,754 of proceeds from our sales to HPT of improvements to the properties leased from HPT; $8,598 of these proceeds related to improvements at the sites that did not qualify for operating lease treatment under the sale/leaseback accounting guidance and are therefore classified as cash from financing activities.

        During the year ended December 31, 2011, we had net cash inflows from operating activities of $30,141, cash outflows from investing activities of $86,798, and cash inflows from financing activities of $49,547. During 2011, our cash balance decreased primarily as a result of our travel center acquisitions, our other capital investments and an increase in our working capital investment. These decreases were partially offset by the $53,135 of net proceeds from our common share offering, $69,122 of proceeds from our sale to HPT of improvements to the properties leased from HPT and our cash from operations.

        During the year ended December 31, 2010, we had cash inflows from operating activities of $30,893 and cash outflows from investing activities of $59,544. During 2010 our cash and cash equivalents balance decreased by $30,236 to $125,396. During 2010, we deferred $60,000 of rent payable to HPT pursuant to our rent deferral agreement, incurred interest of $14,100, payable in arrears, related to the deferred rent obligation balance and received $7,015 of funding from HPT under the terms of the tenant improvements allowance.

        Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements are especially large because of the level and volatility of fuel prices which has existed in the past several years and which we expect will continue. Although we had a cash balance of $35,189 on December 31, 2012, generated net income and net cash from operating activities in 2012 and raised $105,200 of net proceeds from the sale of Senior Notes during 2013, there can be no assurances that we will generate future profits or positive cash flows.

Assets and Liabilities

        At December 31, 2012 and 2011, we had cash and cash equivalents of $35,189 and $118,255, respectively. Our total current assets at December 31, 2012, were $393,488, compared to $484,250 at December 31, 2011. Our total current liabilities were $283,127 at December 31, 2012, compared to $289,566 at December 31, 2011. Inventory at December 31, 2012, was $22,739 higher than at December 31, 2011, due to increases in fuel prices, nonfuel wholesale purchase prices and the amounts of inventories required by our additional travel centers and our increased sales levels. Both accounts receivable and accounts payable decreased as a result of reduced fuel sales volumes in December 2012, as compared to December 2011.

Revolving Credit Facility

        In October 2011, we entered into an amended and restated loan and security agreement, or our credit facility, with a group of commercial banks. The credit facility amended and restated our preexisting credit facility. Under this credit facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in October 2016. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300,000. The credit facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Borrowings under the credit facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). The annual interest rate for our credit facility was 4.5% as of December 31, 2012. Pursuant to the credit facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the credit facility. For further information regarding how the interest and fees charged under the credit facility are determined, see Note 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.

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

        Our credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets and the amount available to us is determined by reference to a borrowing base calculation based on eligible collateral. At December 31, 2012, a total of $132,288 was available to us for loans and letters of credit under the credit facility. At December 31, 2012, there were no loans outstanding under the credit facility but we had outstanding $58,229 of letters of credit issued under that facility, securing certain purchases, insurance, fuel tax and other trade obligations.

Investment Activities

        Our business of operating high volume travel centers open 24 hours every day requires that we make regular capital investments in our business to maintain our competitiveness. During the year ended December 31, 2012, we made capital expenditures of $166,802 for improvements to our existing travel center business and of $21,892 to improve the travel centers and businesses we acquired in 2011 and 2012.

        During the year ended December 31, 2012, we purchased ten travel centers and acquired the businesses of four franchisees for a total of $52,310. We entered agreements to acquire four additional travel centers for a total of $20,300; two of these acquisitions were completed during January and February 2013 and two acquisitions are expected to close during the first half of 2013. The pending transactions are subject to conditions and, accordingly, may be delayed, their terms may be changed or they may not be completed. We currently intend to continue our efforts to selectively acquire additional properties.

        During 2012, we received $76,754 of proceeds from the sale to HPT of improvements we previously made to travel centers leased from HPT, and as a result our rent increased by $6,524, pursuant to the terms of our HPT Leases. At December 31, 2012, we had assets of $16,842 included in our property and equipment balance that we intend to request that HPT purchase for a future increase in rent; however, HPT is not obligated to purchase those assets.

        During the year ended December 31, 2011, we made capital expenditures of $105,867 for improvements to existing travel centers and of $12,380 to improve the eight travel centers we acquired in 2011 for an investment of $37,820. During the year ended December 31, 2010, we made cash investments of $59,561 in our business, primarily for sustaining capital expenditure projects.

        We estimate that during 2013 our sustaining capital investments in our existing business will be approximately $45,000 to $55,000, some of which is expected to be of the type of improvements we typically request HPT purchase from us, and that the capital investment for improvements to those travel centers we had acquired during 2011 and 2012 or agreed to acquire as of December 31, 2012, will be approximately $47,000. We may also make additional investments in our business for expansion or other projects and at substantial costs.

Senior Notes Issuance

        On January 15, 2013, we completed the issuance at par of $110,000 aggregate principal amount of our Senior Notes in an underwritten public offering and received net proceeds of approximately $105,200 after underwriters discounts and commissions and other offering expenses. On January 15, 2013, we entered into the Indenture and the First Supplemental Indenture to that Indenture, each dated as of January 15, 2013, with U.S. Bank National Association, as Trustee. The Senior Notes were issued under the Indenture, as supplemented and amended by the First Supplemental Indenture. The Senior Notes are our senior unsecured obligations. The Senior Notes bear interest at 8.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013. The Senior Notes will mature (unless previously redeemed) on January 15, 2028. We may, at our option, at any time on or after January 15, 2016, redeem some or all of the Senior Notes by paying 100% of the principal amount of the Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date. The Indenture does not contain any limit on the amount of indebtedness we may incur. We may issue additional debt from time to time, including additional notes or other debt pursuant to the Indenture.

        We expect to use the net proceeds from the sale of the Senior Notes for general corporate purposes, including acquisitions, funding capital improvements to our existing travel center business and other expansion activities.

Off Balance Sheet Arrangements

        As of December 31, 2012, we had no off balance sheet arrangements that we believe have had or would be reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt owed by PTP, a joint venture entity in which we own a 40% interest. PTP's outstanding loan, with a balance of $18,076 as of December 31, 2012, is secured by PTP's real property and matures in December 2018. We account for our investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt. We are not directly liable for this debt, but the carrying value of our investment in this joint venture ($15,332 at December 31, 2012) would be adversely affected if PTP defaulted on this debt and PTP's property was used to satisfy this debt. Also, in connection with the loan agreement entered by PTP, we and Tejon Development Corporation, the owner of the majority interest in PTP, each agreed to indemnify the lender against liability from environmental matters related to PTP's sites.

Related Party Transactions

Relationships with HPT, RMR and AIC

        We have relationships and historical and continuing transactions with our Directors, our executive officers, HPT, RMR, AIC and other companies to which RMR provides management services and others affiliated with them. For example: HPT is our former parent company, our principal landlord and our largest shareholder and RMR provides management services to both us and HPT; we, RMR, HPT and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts; and RMR, a company that employs our President and Chief Executive Officer; our Executive Vice President, Chief Financial Officer and Treasurer; our Executive Vice President and General Counsel; and both of our Managing Directors and which is majority owned by one of our Managing Directors, assists us with various aspects of our business pursuant to a business management agreement and provides building management services related to our headquarters office building pursuant to a property management agreement. For further information about these and other such relationships and related person transactions, please see Note 16 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report, which is incorporated herein by reference, and the section captioned "Business—Our Leases With HPT" above in Part I, Item 1 of this Annual Report. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our leases and related amendments with HPT, our business management agreement and property management agreement with RMR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website at www.sec.gov.

        We believe that our agreements with HPT, RMR and AIC are on commercially reasonable terms. We also believe that our relationships with HPT, RMR and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Relationship with PTP

        We own a 40% interest in PTP and operate the two travel centers PTP owns. Additional information regarding our relationship and transactions with PTP can be found in Note 16 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report, which is incorporated herein by reference.

Summary of Contractual Obligations and Commitments

        At December 31, 2012, our primary outstanding trade commitments were $58,229 of letters of credit. As of December 31, 2012, we had entered agreements to purchase four travel centers for an aggregate of $20,300; two of these acquisitions were completed during January and February 2013 and two acquisitions are expected to close during the first half of 2013. The pending transactions are subject to conditions and, accordingly, may be delayed, their terms may be changed or they may not be completed. The following table summarizes our obligations to make future payments under various agreements as of December 31, 2012:

	Payments due by period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
	(In Thousands)
Leases with HPT(1)	$2,421,493	$220,518	$439,161	$433,447	$1,328,367
Other operating leases	18,024	4,597	4,797	2,608	6,022
Letters of credit(2)	58,229	—	58,229	—	—
Purchase obligations(3)	20,300	20,300	—	—	—
Other long term liabilities(4)	31,377	14,806	10,473	3,597	2,501

Total contractual obligations	$2,549,423	$260,221	$512,660	$439,652	$1,336,890

(1)
The amounts shown for lease payments to HPT include payments due to HPT both for the sites we account for as operating leases and for the sites we account for as a financing under a sale/leaseback financing obligation and also include the payments of the deferred rent obligation of $107,085 in December 2022 and $42,915 in June 2024, as well as the amounts payable to HPT at the end of the lease terms in connection with our asset retirement obligations with respect to underground storage tanks. Interest is not payable on the deferred rent obligation balance unless we default on certain covenants or certain events occur, such as a change of control of us.

(2)
At December 31, 2012, there were $58,229 of letters of credit issued under our credit facility. In the absence of a renewal or replacement of that credit facility, following the maturity of our credit facility in October 2016, we will be obligated to make cash deposits, or possibly provide some other form of collateral, to secure these letters of credit under the credit facility.

(3)
At December 31, 2012, we had agreed to purchase four travel centers during the first quarter of 2013 for an aggregate amount of $20,300.

(4)
The other long term liabilities included in the table above include accrued liabilities related to our partial self insurance programs, including for general liability, workers' compensation, motor vehicle and group health benefits claims.

        In January 2013, we issued $110,000 aggregate principal amount of our Senior Notes. The contractual payments related to the Senior Notes will be $8,702 in 2013, $9,075 each year from 2014 to 2027 and $110,373 in 2028. The Senior Notes are redeemable at any time and from time to time at our option in whole or in part on or after January 15, 2016. The redemption price will equal 100% of the principal amount of the Senior Notes being redeemed plus accrued and unpaid interest, if any, to, but not including, the redemption date.

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

Seasonality

        Assuming little variation in fuel prices; our revenues are usually lowest in the first quarter of the year when movement of freight by professional truck drivers and motorist travel are typically at their lowest levels of the year; and our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because, although the beginning of the fourth quarter is often positively impacted by increased movement of freight in preparation for various national holidays, that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers toward the end of the year. While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.

Environmental and Climate Change Matters

        At December 31, 2012, we had an accrued liability of $10,355 for environmental matters as well as a receivable of $2,718 for expected recoveries of certain of these estimated future expenditures, resulting in an estimated net amount of $7,637 that we expect to need to fund from future cash flows. We do not have a reserve for unknown current or potential future environmental matters. Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments. We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.

        We have insurance of up to $10,000 for certain environmental liabilities at certain of our travel centers that were known at the time the policies were issued, and up to $40,000 for certain unknown environmental liabilities, subject, in each case, to certain limitations and deductibles. However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.

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

        There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change, including the recent Hurricane Sandy that impacted portions of the eastern United States in October 2012. Such severe weather that may result from climate change may have an adverse affect on individual properties we own, lease or operate. We mitigate these risks by owning, leasing and operating a diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse affect on our business.

        For further information about these and other environmental and climate change matters, see the disclosure under the heading "Environmental Matters" in Note 17 to the Notes to Consolidated

Financial Statements included in Item 15 of this Annual Report, which disclosure is incorporated herein by reference. In addition, for more information about these environmental and climate change matters and about the risks which may arise as a result of these environmental and climate change matters, see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements", "Environmental and Climate Change Matters" in Item 1 and Item 1A, "Risk Factors".

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)

        We have a line of credit that is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. We borrow under this credit facility in U.S. dollars and those borrowings require us to pay interest at floating interest rates, which are based on LIBOR or a base rate plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that may have the effect of increasing LIBOR. Increases in LIBOR would increase the amount of interest we would have to pay under our credit facility. A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results. For example, if the $200,000 stated maximum amount was drawn under our credit facility and interest rates decreased or increased by 100 basis points per annum, our interest expense would decrease or increase by $2,000 per year, or $0.07 per share, based on the number of outstanding common shares as of December 31, 2012. If interest rates were to change gradually over time, the impact would occur over time. As of December 31, 2012, no borrowings were outstanding under this credit facility. In January 2013 we issued $110,000 aggregate principal amount of our Senior Notes. The Senior Notes have a fixed interest rate; therefore changes in market interest rates will not affect our operating results but they could affect the value of this fixed rate debt. For example, if interest rates decreased or increased by 100 basis points per annum, the fair value of the Senior Notes would increase or decrease by $10,008 or $8,875, respectively. Our exposure to fluctuations in interest rates may increase in the future if we incur additional debt.

        We are exposed to risks arising from market price changes for fuel. These risks have historically resulted from changes in supply and demand for fuel and from market speculation about future supply and demand for fuel. Some supply changes may arise from local conditions, such as a malfunction in a particular pipeline or at a particular terminal. However, in the recent past most of the supply risks have arisen from national or international conditions, such as weather related shutdowns of oil drilling or refining capacities, political instability in oil producing regions of the world or terrorism. Risks may also arise from changes in the demand for and the price of fuel. Because petroleum products are traded in commodity markets, material changes in demand for and the price of fuel worldwide and financial speculation in these commodities markets may have a material effect upon the prices we have to pay for fuel and may also impact our customers' demand for fuel and other products. Almost all of these risks are beyond our control. Nevertheless, we attempt to mitigate our exposure to fuel commodity price market risks in three ways. First, whenever possible, we attempt to maintain supply contracts for diesel fuel with several different suppliers for each of our travel centers; if one supplier has a local problem we may be able to obtain fuel supplies from other suppliers. Second, we maintain modest fuel inventories, generally less than three days of fuel sales. Modest inventories may mitigate the risk that we are required by competitive or contract conditions to sell fuel for less than its cost in the event of rapid price changes; however, the low fuel inventory could exacerbate our fuel supply risks. Third, we sell a majority of our diesel fuel at prices determined by reference to a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to maintain our margin per gallon despite changes in the price we pay for fuel. Based on our fuel inventory volume as of and our fuel sales volume for the year ended December 31, 2012, each one cent change in the price of fuel would change our inventory value by $170 and our fuel sales by $20,400.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item is included in Item 15 of this Annual Report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2012.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting is effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15 of this Annual Report.

Changes in Internal Control over Financial Reporting

        Except as described in this item 9A, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting

        We designed and implemented improved internal controls to remediate the material weakness that existed as of December 31, 2011, with respect to our controls over impairment indicators and charges. We have adopted new procedures for performing our annual impairment analysis and for performing our identification of potential indicators of impairment during the year, including more frequent quantitative and qualitative assessments throughout the year and site by site analysis of the financial results of our travel centers after taking into account the allocation of rent expense incurred under the HPT Leases. We also have designed new processes for the supervisory review of the assumptions, calculations and results of such analyses. During the fourth quarter of 2012 we provided additional formal training regarding generally accepted accounting principles with respect to impairment analysis and fair value calculations to our accounting staff and management personnel. These changes and the remediation of the identified weakness in our internal control over impairment indicators and charges were completed during 2012.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information.    We may grant options and common shares from time to time to our officers, Directors, employees and other individuals who render services to us, subject to vesting requirements, under our Amended and Restated TravelCenters of America 2007 Equity Compensation Plan, or the Plan. An aggregate of 6,000,000 of our common shares have been reserved for issuance under the Plan. In 2012 we issued 767,925 common shares to our Directors, officers, employees and others who provide services to us. The terms of grants made under the Plan are determined by our Board of Directors or the Compensation Committee of our Board of Directors at the time of the grant. The following table is as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	None	2,147,200
Equity compensation plans not approved by security holders	None	None	None

Total	None	None	2,147,200

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

Item 15.    Exhibits and Financial Statement Schedules

  a)
  Index to Financial Statements

        The following consolidated financial statements of TravelCenters of America LLC are included on the pages indicated:

        All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements and, therefore, have been omitted.

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
3.1	Certificate of Formation of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)
3.2	Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 27, 2013)
3.3
Amended and Restated Bylaws of TravelCenters of America LLC, as amended and restated on February 21, 2013 (Incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed on February 27, 2013)

4.1	Form of share certificate (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)
4.2
Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed January 15, 2013)
4.3
First Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed January 15, 2013)
4.4	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)
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
Form of Restricted Share Agreement under the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (for restricted shares granted under the plan on and after October 24, 2008) (Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)
10.14
Deferral Agreement, dated as of August 11, 2008, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2008, filed on August 11, 2008)
10.15
Registration Rights Agreement, dated August 11, 2008, between TravelCenters of America LLC and Hospitality Properties Trust (Incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2008, filed on August 11, 2008)
10.16
First Amendment to Lease Agreement, dated as of March 17, 2008, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2008, filed on November 10, 2008)
10.17
First Amendment to Lease Agreement, dated as of May 12, 2008, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 14, 2008)
10.18
Amendment Agreement, dated as of January 31, 2011, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 1, 2011)

10.19	Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 7, 2012)
10.20	Current Compensation Plan for Directors (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2012)
10.21
Amended and Restated Business Management and Shared Services Agreement, dated as of December 4, 2012, by and between TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 6, 2012)
10.22	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 16, 2012)
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
99.1
Property Management Agreement, dated as of July 21, 2011, by and between Reit Management & Research LLC and TA Operating LLC (Incorporated by reference to Exhibit 99.1 of our Quarterly Report on Form 10-Q filed on November 7, 2011)
99.2
Amended and Restated Reimbursement Agreement, dated May 1, 2012, by and among Reit Management & Research LLC, TravelCenters of America LLC and Five Star Quality Care, Inc. (Incorporated by reference to Exhibit 99.1 of our Quarterly Report on Form 10-Q filed on August 7, 2012)
101.1
The following materials from TravelCenters of America LLC's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (furnished herewith.)

*
Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
TravelCenters of America LLC

        We have audited the accompanying consolidated balance sheets of TravelCenters of America LLC as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TravelCenters of America LLC at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TravelCenters of America LLC's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
TravelCenters of America LLC

        We have audited TravelCenters of America LLC's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TravelCenters of America LLC's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Assessment of Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, TravelCenters of America LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TravelCenters of America LLC as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for the three years in the period ended December 31, 2012, and our report dated March 18, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 18, 2013

TravelCenters of America LLC

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$35,189	$118,255
Accounts receivable (less allowance for doubtful accounts of $1,516 and $1,679 as of December 31, 2012, and December 31, 2011, respectively)	106,273	130,672
Inventories	191,006	168,267
Other current assets	61,020	67,056

Total current assets	393,488	484,250
Property and equipment, net	576,512	479,943
Goodwill and intangible assets, net	20,041	21,957
Other noncurrent assets	28,240	30,381

Total assets	$1,018,281	$1,016,531

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$143,605	$149,051
Current HPT Leases liabilities	28,354	26,891
Other current liabilities	111,168	113,624

Total current liabilities	283,127	289,566
Noncurrent HPT Leases liabilities	351,135	373,451
Other noncurrent liabilities	30,585	34,913

Total liabilities	664,847	697,930
Commitments and contingencies (Note 17)
Shareholders' equity:
Common shares, no par value, 31,683,666 shares authorized at December 31, 2012 and 2011, and 29,536,466 and 28,775,671 shares issued and outstanding at December 31, 2012 and 2011, respectively	605,106	602,636
Accumulated other comprehensive income	1,299	1,134
Accumulated deficit	(252,971)	(285,169)

Total shareholders' equity	353,434	318,601

Total liabilities and shareholders' equity	$1,018,281	$1,016,531

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Fuel	$6,636,297	$6,603,329	$4,790,659
Nonfuel	1,344,755	1,271,085	1,158,343
Rent and royalties from franchisees	14,672	14,443	13,479

Total revenues	7,995,724	7,888,857	5,962,481
Cost of goods sold (excluding depreciation):
Fuel	6,310,250	6,301,947	4,530,943
Nonfuel	599,474	548,092	488,687

Total cost of goods sold (excluding depreciation)	6,909,724	6,850,039	5,019,630
Operating expenses:
Site level operating	698,522	677,958	625,979
Selling, general & administrative	95,547	89,196	80,562
Real estate rent	198,927	191,798	234,228
Depreciation and amortization	51,534	47,466	44,116

Total operating expenses	1,044,530	1,006,418	984,885

Income (loss) from operations	41,470	32,400	(42,034)
Income from equity investees	1,877	1,169	757
Acquisition costs	(785)	(446)	—
Interest income	1,485	835	1,127
Interest expense	(10,358)	(9,005)	(25,653)

Income (loss) before income taxes	33,689	24,953	(65,803)
Provision for income taxes	1,491	1,379	887

Net income (loss)	$32,198	$23,574	$(66,690)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $55, $(55) and $132, respectively	143	(136)	378
Equity interest in investee's unrealized gain (loss) on investments	22	77	—

Other comprehensive income (loss)	165	(59)	378

Comprehensive income (loss)	$32,363	$23,515	$(66,312)

Net income (loss) per common share:
Basic and diluted	$1.12	$0.98	$(3.84)

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$32,198	$23,574	$(66,690)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash rent expense	(9,628)	(4,946)	60,459
Share based compensation expense	2,470	2,435	1,745
Depreciation and amortization	51,534	47,466	44,116
Income from equity investees	(1,877)	(1,169)	(757)
Distribution from equity investee	4,800	—	960
Amortization of deferred financing costs	352	403	285
Deferred income tax provision	641	429	207
Provision for (recovery of) doubtful accounts	349	99	(183)
Cash received for tenant improvements	—	—	7,015
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	24,200	(48,444)	(10,250)
Inventories	(17,045)	(27,048)	(10,589)
Other assets	6,529	(6,916)	(7,551)
Accounts payable and other liabilities	(13,131)	43,847	11,247
Other, net	1,680	411	879

Net cash provided by operating activities	83,072	30,141	30,893

Cash flows from investing activities:
Proceeds from sales of improvements to HPT	68,156	69,122	—
Acquisitions of businesses, net of cash acquired	(52,070)	(31,216)	—
Capital expenditures	(188,694)	(124,851)	(59,485)
Proceeds from asset sales	134	147	17
Investment in equity investee	—	—	(76)

Net cash used in investing activities	(172,474)	(86,798)	(59,544)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	53,135	—
Proceeds from borrowings under credit facility	—	1,000	—
Repayment of borrowings under credit facility	—	(1,000)	—
Payment of deferred financing fees	(187)	(1,542)	—
Proceeds from sale/leaseback transactions	8,598	—	—
Sale/leaseback financing obligation payments	(2,089)	(2,046)	(1,628)

Net cash provided by (used in) financing activities	6,322	49,547	(1,628)

Effect of exchange rate changes on cash	14	(31)	43

Net decrease in cash and cash equivalents	(83,066)	(7,141)	(30,236)
Cash and cash equivalents at the beginning of the year	118,255	125,396	155,632

Cash and cash equivalents at the end of the year	$35,189	$118,255	$125,396

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest)	$10,227	$10,462	$23,826
Income taxes paid (net of refunds)	1,127	658	859

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Number of Common Shares	Common Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
December 31, 2009	17,269,646	$545,321	$815	$(242,053)	$304,083
Grants under share award plan and share based compensation, net of forfeitures	746,550	1,745	—	—	1,745
Other comprehensive income, net of tax	—	—	378	—	378
Net loss	—	—	—	(66,690)	(66,690)

December 31, 2010	18,016,196	547,066	1,193	(308,743)	239,516
Grants under share award plan and share based compensation, net of forfeitures	759,475	2,435	—	—	2,435
Shares issued in public offering	10,000,000	53,135	—	—	53,135
Other comprehensive loss, net of tax	—	—	(59)	—	(59)
Net income	—	—	—	23,574	23,574

December 31, 2011	28,775,671	602,636	1,134	(285,169)	318,601
Grants under share award plan and share based compensation, net of forfeitures	760,795	2,470	—	—	2,470
Other comprehensive income, net of tax	—	—	165	—	165
Net income	—	—	—	32,198	32,198

December 31, 2012	29,536,466	$605,106	$1,299	$(252,971)	$353,434

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Basis of Presentation, Business Description and Organization

        TravelCenters of America LLC, which we refer to as the Company or we, us and our, operates and franchises travel centers under the "TravelCenters of America," "TA" or related brand names, or the TA brand, and the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand, primarily along the U.S. interstate highway system. Our customers include long haul trucking fleets and their drivers, independent truck drivers and motorists.

        At December 31, 2012, our geographically diverse business included 243 travel centers in 41 U.S. states and in Canada, including 171 travel centers operating under the TA brand, and 72 travel centers operating under the Petro brand. As of December 31, 2012, we operated 208 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 35 of these travel centers. Of our 243 travel centers at December 31, 2012, we owned 25, we leased or managed 189 from or for others, including 185 that we leased from HPT, and franchisees owned or leased from others 29. We sublease to franchisees six of the travel centers we lease from HPT.

        Our travel centers typically include over 25 acres of land and offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel and convenience stores and other driver amenities. We also collect rents, royalties and other fees from our franchisees.

        We were formed as a Delaware limited liability company on October 10, 2006, by Hospitality Properties Trust, or HPT. We were a wholly owned, indirect subsidiary of HPT, and we conducted no business activities until January 31, 2007. On January 31, 2007, HPT acquired TravelCenters of America, Inc., our predecessor, through a merger of one of its subsidiaries with TravelCenters of America, Inc. HPT then restructured the business of our predecessor and distributed our then outstanding shares to its shareholders in a spin off transaction. The principal effects of the restructuring were that (i) our predecessor became our 100% owned subsidiary, (ii) subsidiaries of HPT became owners of the real estate at substantially all of the travel centers and certain other assets previously owned by our predecessor as of January 31, 2007, (iii) we entered a lease for that real estate and those other assets, which we refer to as the TA Lease, and (iv) all of the outstanding indebtedness of our predecessor was repaid in full. Herein we refer to this series of transactions as the HPT Transaction. We retained the balance of the assets previously owned by our predecessor and continue their operation.

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

2. Summary of Significant Accounting Policies

        Principles of Consolidation.    Our consolidated financial statements include the accounts of TravelCenters of America LLC and its wholly owned subsidiaries (collectively, we, us or the Company) after eliminating intercompany transactions, profits and balances. We use the equity method of accounting for investments in entities when we have the ability to significantly influence, but not

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

control, the investee's operating and financial policies, typically when we own 20% to 50% of the investee's voting stock. See Note 15 for more information about our equity investments.

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

        Segment Reporting.    We manage our business on the basis of one operating segment and, therefore, have one reportable segment. Our travel centers sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar groups of customers. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, and, accordingly, the revenues and assets related to our operations in Canada are considered to be not material.

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

        Motor Fuel and Sales Taxes.    We collect the cost of certain motor fuel and sales taxes from consumers and remit those amounts to the supplier or the appropriate governmental agency. We present these collections and remittances net in the accompanying consolidated statements of operations and comprehensive income (loss).

        Earnings Per Share.    We calculate basic earnings per common share by dividing net income or loss available to common shareholders (and, if applicable, income from continuing operations, cumulative effect of a change in accounting, extraordinary items and discontinued operations) by the weighted average number of common shares outstanding during the year. The net income or loss attributable to participating securities is deducted from our total net income or loss to determine the net income or loss attributable to common shareholders. We calculate diluted earnings per common share by adjusting

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

weighted average outstanding shares, assuming conversion of all potentially dilutive share securities, using the treasury stock method; but we had no dilutive share securities outstanding as of December 31, 2012, nor during the three year period then ended. Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings or losses with all of our other common shares.

        Cash and Cash Equivalents.    We consider all liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents. The carrying amount of cash and cash equivalents is equal to its fair value.

        Accounts Receivable and Allowance for Doubtful Accounts.    We record trade accounts receivable at the invoiced amount and those amounts do not bear interest. The recorded allowance for doubtful accounts is our best estimate of the amount of probable losses in our existing accounts receivable. We base the allowance on customer risk assessment and historical write off experience. We individually review for collectability past due balances over specific amounts. We review all other balances for collectability on a pooled basis by the type of receivable. We charge off account balances against the allowance when we believe it is probable the receivable will not be recovered.

        Inventories.    We state our inventories at the lower of cost or market value. We determine cost principally on the weighted average cost method.

        Other current assets.    Other current assets primarily consisted of prepaid expenses, the current portion of expected future recoveries of environmental expenditures, and supplier deposits. The most significant item included in other current assets is supplier deposits, which amounted to $39,487 and $46,987 at December 31, 2012 and 2011, respectively.

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

Buildings and site improvements	15 - 40 years
Machinery and equipment	3 - 15 years
Furniture and fixtures	5 - 10 years

        We depreciate leasehold improvements over the shorter of the lives shown above or the remaining term of the underlying lease. Although the assets related to the qualifying tenant improvements funded by HPT under the tenant improvements allowance are legally owned by HPT, they remained on our balance sheet after the funding by HPT and are amortized over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter, as depreciation and amortization expense. We account for these leasehold improvements funded through a rental allowance as lease incentives. Amortization expense related to assets recorded in connection with the sale/leaseback financing obligation is included in depreciation and amortization expense over the estimated useful lives of the assets.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        We charge repair and maintenance costs to expense as incurred, while we capitalize renewals and betterments. We remove from the accounts the cost and related accumulated depreciation of property and equipment sold, replaced or otherwise disposed. We recognize any resulting gains or losses in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive income (loss).

        Goodwill and Intangible Assets.    We initially recognize our acquired intangible assets, other than goodwill, based on their fair values in accordance with the Financial Accounting Standards Board, or FASB's, guidance regarding business combinations. This guidance requires an allocation of purchase price to all assets and liabilities acquired, including those intangible assets that arise from contractual or other legal rights or are otherwise capable of being separated or divided from the acquired entity (but excluding goodwill), based on the fair values of the acquired assets and liabilities. Any excess of acquisition cost over the fair value of the acquired net assets is recorded as goodwill. We expense as incurred the costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives or that are inherent in a continuing business and related to the entity as a whole. We amortize the recorded cost of intangible assets with finite lives on a straight line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them. We do not amortize goodwill or intangible assets with indefinite lives but instead we review these assets each year (or more frequently if impairment indicators arise) for impairment. See Note 8 for more information about our intangible assets.

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

        Impairment.    We review definite lived assets for indicators of impairment during each reporting period. We recognize impairment charges when (a) the carrying value of a long lived or indefinite lived asset group to be held and used in the business is not recoverable and exceeds its fair value and (b) when the carrying value of a long lived asset to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Our estimates of fair value are based on our estimates of likely market participant assumptions including with respect to projected operating results, rental payments and the discount rate used to measure the present value of projected future cash flows. If the business climate deteriorates our actual results may not be consistent with these assumptions and estimates. We recognize such impairment charges in the period during which the circumstances surrounding an asset to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset is made. The lowest level of asset groupings for which the cash flows are largely independent of the cash flows of other assets

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

and liabilities is the individual travel center and, accordingly, it is at the individual travel center level that we perform our impairment analysis for substantially all of our property and equipment. We evaluate definite lived intangible assets for impairment when indicators exist and we evaluate goodwill and indefinite lived intangible assets for impairment at least annually. GAAP permits that we first perform a qualitative assessment to determine whether a quantitative assessment is required. We subject goodwill and intangible assets to further evaluation and recognize impairment charges when events and circumstances indicate the carrying value of the goodwill or intangible asset exceeds the fair market value of the asset. We include impairment charges, when required, in depreciation and amortization expense in our consolidated statements of operations and comprehensive income (loss).

        Deferred Financing Costs.    We capitalize costs incurred to borrow and we amortize those costs as interest expense over the term of the related borrowing. Deferred financing costs were $1,511 and $1,676 at December 31, 2012 and 2011, respectively, net of accumulated amortization of $416 and $64, respectively, and are included in other noncurrent assets in our consolidated balance sheet. We recognized $107 of expense to write off deferred financing fees when we entered into an amended and restated loan and security agreement, or the credit facility, in October 2011 and we capitalized $1,542 of costs related to entering the credit facility in 2011. In 2012 we capitalized $165 of costs related to the issuance of our 8.25% Senior Notes due on January 15, 2028, or the Senior Notes, and in January 2013 capitalized an additional $4,635 of costs related to that offering. We estimate we will recognize future amortization of deferred financing fees, including the costs incurred during January 2013, of approximately $673 in each of the years from 2013 through 2015, $609 in 2016 and $320 in 2017.

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

        Share Based Employee Compensation.    We recognize compensation cost related to share based payment transactions in the financial statements based on the fair value at the grant date. The awards made under our share award plan to date have consisted of share grants and not share options. Shares issued to directors vest immediately. Shares issued to others vest in five to ten equal annual installments beginning on the date of grant. The compensation expense related to share grants is determined based on the market value of our shares on either the date of grant for employees or the vesting date for nonemployees, as appropriate, with the aggregate value of the granted shares amortized to expense over the related vesting period. We include share based compensation expense in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income (loss).

        Environmental Remediation.    We record the expense of remediation costs and penalties when the obligation to remediate is probable and the amount of associated costs is reasonably determinable. We include remediation expenses within site level operating expenses in our consolidated statements of operations and comprehensive income (loss). Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments. We record a receivable if recoveries of

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

remediation costs from third parties are probable. The accrual for environmental matters is included in other noncurrent liabilities in our consolidated balance sheet, with the amount estimated to be expended within the subsequent twelve months included in other current liabilities.

        Self Insurance Accruals.    We establish accruals under insurance programs for which we pay deductibles and for which we are partially self insured up to certain stop loss amounts for both estimated losses on known claims and claims incurred but not reported, based on claims histories and using actuarial methods.

        Asset Retirement Obligations.    We recognize the future costs for our obligations related to the removal of our underground storage tanks and to remove leasehold improvements as required at expiration of the respective leases over the estimated useful lives of each tank or leasehold improvement. We record a liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long lived asset at the time an underground storage tank or leasehold improvement is installed. We amortize the amount recorded as property and equipment and recognize accretion expense in connection with the discounted liability over the lesser of the remaining life of the respective underground storage tank or the remaining term of the underlying lease. We base the estimated liability on our historical experiences in removing these assets, their estimated useful lives, external estimates as to the cost to remove the assets in the future and regulatory or contractual requirements. The liability is a discounted liability using a credit adjusted risk free rate. Revisions to the liability could occur due to changes in removal costs, asset useful lives or if new regulations regarding the removal of such tanks are enacted and/or amendments to the lease contracts are negotiated. We are obligated to remove underground storage tanks and to remove certain other assets at certain sites we lease. See Note 7 for more information about our asset retirement obligations.

        Leasing Transactions.    Leasing transactions are a material part of our business. The following discussion summarizes various aspects of our accounting for leasing transactions and the related balances.

  •
  Operating Lease Expense.  We charge rent under operating leases without scheduled rent increases to expense over the lease term as it becomes payable. Certain operating leases specify scheduled rent increases over the lease term or other lease payments that are not scheduled evenly throughout the lease term. We recognize the effects of those scheduled rent increases in rent expense over the lease term on an average, or straight line, basis. The rent payments resulting from our sales to HPT of improvements to the properties we lease from HPT are contingent rent. Other than at the 14 travel centers discussed below under "Sale/leaseback Financing Obligation," we recognize the expense related to this contingent rent evenly throughout the lease term beginning on the dates of the related sales to HPT.

  •
  Leasehold improvements receivable.  In connection with the commitment by HPT to fund up to $125,000 of capital projects at the sites we lease under the TA Lease, we recognized a receivable of the discounted value of the expected future amounts to be received from HPT, based upon our expected timing of receipt of these future payments as of the date we entered the TA Lease. We accreted this receivable over the time this receivable was expected to be received, and such

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

    accretion was recognized as interest income. The receivable was fully accreted and collected from HPT by September 30, 2010.

  •
  Sale/leaseback Financing Obligation.  GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheets the leased assets at 13 of the travel centers previously owned by our predecessor that we now lease from HPT because we sublease more than a minor portion of those travel centers to third parties, and one travel center that did not qualify for operating lease treatment for other reasons. Accordingly, we recorded the leased assets at these travel centers at an amount equal to HPT's recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale/leaseback financing obligation in our consolidated balance sheet. We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the sale/leaseback financing obligation and a portion as interest expense in our consolidated statements of operations. We determine the allocation of these rent payments to the liability and to interest expense using the effective interest method. The assets and liabilities resulting from this accounting for the affected sites are derecognized when the subleases end and we defer any resulting gain or loss, as further discussed below under "Deferred Gain on Sale/Leaseback Transactions". At sites for which we have recorded a sale/leaseback financing obligation, we follow this same accounting when we sell to HPT improvements at those sites.

  •
  Deferred Gain on Sale/Leaseback Transactions.  Under GAAP, the gain or loss from the sale portion of a sale/leaseback transaction is deferred and amortized into rent expense on a straight line basis over the term of the lease.

  •
  Deferred Tenant Improvements Allowance.  HPT committed to fund up to $125,000 of capital projects at the sites we lease under the TA Lease without an increase in rent payable by us, which amount HPT had fully funded by September 30, 2010, net of discounting to reflect our accelerated receipt of those funds. In connection with this commitment, we recognized a liability for the rent deemed to be related to this improvement allowance. This improvement allowance was initially recorded at an amount equal to the leasehold improvements receivable we recognized for the discounted value of the then expected future amounts to be received from HPT, based upon our then expected timing of receipt of those tenant improvements funding payments. We amortize the deferred tenant improvements allowance on a straight line basis over the term of the TA Lease as a reduction of rent expense.

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

        Income Taxes.    We establish deferred income tax assets and liabilities to reflect the future tax consequences of differences between the tax bases and financial statement bases of assets and liabilities. We reduce the measurement of deferred tax assets, if necessary, by a valuation allowance when it is more likely than not the deferred tax asset will not be realized.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        As required by the FASB Accounting Standards CodificationTM, or ASC, Topic, Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount we recognize in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of interest expense and general and administrative expense, respectively. We have concluded that the effects of uncertain tax positions, if any, are not material to our consolidated financial statements.

        Concentration of Credit Risk.    We grant credit to some of our trucking company customers and are therefore exposed to a concentration of our accounts receivable from that one industry. We may require letters of credit or other collateral from customers based on our evaluation of their credit worthiness.

        Certain Significant Risks and Uncertainties.    We are exposed to risks arising from the changes in the demand for and the price of fuel. Because petroleum products are traded in commodity markets, material changes in demand for and the price of fuel worldwide and financial speculation in these commodities markets may have a material effect upon the prices we have to pay for fuel and may also impact our customers' demand for fuel and other products.

        Fair Value of Financial Instruments.    The fair values of financial instruments classified as current assets or current liabilities approximate the carrying values due to the short term maturity of the instruments.

        Reclassifications and Revisions.    Certain prior year amounts have been reclassified to be consistent with the current year presentation. We previously had included the liability (approximately $10,900 at December 31, 2011) for the estimated amounts due to HPT at the end of the terms of the HPT Leases related to the retirement obligation for underground and above ground storage tanks in the other noncurrent liabilities balance along with the liability for asset retirement obligations at our other sites, but revised our accounting for this liability such that it is now included in the HPT Leases liabilities balance and have reflected the revised accounting in the prior year balances. The total amounts of prior year liabilities are unchanged. We also revised the presentation of the 2010 distribution from an equity investee from investing activities to operating activities in our statement of cash flows.

Recently Issued Accounting Pronouncements

        In July 2012, the FASB issued an update to amend ASC Topic No. 350, Intangibles—Goodwill and Other. This guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. In accordance with this update, an entity will have an option not to calculate annually the fair value of an indefinite lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this guidance during the fourth quarter of 2012.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        In June 2011, the FASB issued an update to amend ASC Topic No. 220, Comprehensive Income, which amended its guidance on the presentation of comprehensive income in financial statements with a stated intention of improving the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a single statement that presents net income and comprehensive income, or (2) a separate statement of comprehensive income immediately following the income statement. Companies are no longer allowed to present comprehensive income on the statement of changes in shareholders' equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. In addition, in December 2011, the FASB issued an amendment to the standard that deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The provisions of both pieces of new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and require retrospective application for all periods presented. Our adoption of this new standard, which was effective January 1, 2012, affected our presentation of comprehensive income but did not otherwise affect our financial position or results of operations.

3. Earnings Per Share

        Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings with all of our other common shares. The following table presents a reconciliation from net income (loss) to the net income (loss) available to common shareholders and the related earnings per share.

	Year Ended December 31,
	2012	2011	2010
Net income (loss), as reported	$32,198	$23,574	$(66,690)
Less: net income (loss) attributable to participating securities	1,851	1,384	(4,133)

Net income (loss) available to common shareholders	$30,347	$22,190	$(62,557)

Weighted average common shares(1)	27,193,889	22,689,063	16,286,307
Basic and diluted net income (loss) per share	$1.12	$0.98	$(3.84)

(1)
Excludes the unvested shares granted under our share award plan, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shareholders. The weighted average number of unvested shares outstanding for the years ended December 31, 2012, 2011 and 2010, was 1,658,718, 1,415,892 and 1,076,027, respectively.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

4. Accounts Receivable

        Changes in, and balances of, the allowance for doubtful accounts receivable were as follows:

	Balance at Beginning of Period	Amounts Charged/ (Credited) To Expense	Amounts Charged Off, Net of Recoveries	Balance at End of Period
Year Ended December 31, 2012
Deducted from accounts receivable for doubtful accounts	$1,679	$349	$(512)	$1,516

Year Ended December 31, 2011
Deducted from accounts receivable for doubtful accounts	$2,023	$99	$(443)	$1,679

Year Ended December 31, 2010
Deducted from accounts receivable for doubtful accounts	$2,901	$(183)	$(695)	$2,023

5. Inventories

        Inventories at December 31, 2012 and 2011, consisted of the following:

	2012	2011
Nonfuel products	$144,025	$128,341
Fuel products	46,981	39,926

Total inventories	$191,006	$168,267

6. Acquisitions

        During the year ended December 31, 2012, we invested $52,310 to purchase ten travel centers in six business combination transactions and to acquire from our franchisees the operations at four travel centers we previously subleased to those franchisees in two business combination transactions. Each of these transactions was the purchase of assets for cash and was accounted for as a business combination. See Note 16 below for further information regarding the acquisitions of former franchisee businesses and certain lease accounting effects resulting from those transactions.

        During the year ended December 31, 2011, we invested $37,975 to purchase eight travel centers. Each of these transactions was the purchase of assets for cash. We invested $31,371 to purchase six travel centers in two business combination transactions and one transaction for $6,604 was accounted for as an asset purchase because it had not been an operating business at the time we acquired it.

        During 2012 and 2011, we incurred $785 and $446, respectively, of acquisition costs related to the business combinations described above, which amounts are included in our consolidated statements of operations. We have included the results of these sites in our consolidated financial statements from their respective dates of acquisition. The pro forma impact of including the results of operations of the acquired businesses from the beginning of the periods presented in our condensed consolidated financial statements is not material to our consolidated results of operations for those periods. The following table summarizes the amounts assigned, based on their fair values, to the assets we acquired and liabilities we assumed in the business combinations described above. The estimates of fair values

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

6. Acquisitions (Continued)

for certain of the assets acquired and liabilities assumed during 2012 were based upon preliminary calculations and valuations and our estimates and assumptions for those assets and liabilities are subject to change as we obtain additional information during the respective measurement periods (up to one year from the acquisition date).

	Years Ended December 31,
	2012	2011
Cash	$240	$155
Accounts receivable	93	—
Inventories	5,679	1,425
Other current assets	77	—
Property and equipment	45,283	30,727
Goodwill	1,690	—
Intangible assets	—	105
Other noncurrent assets	83	290
Other current liabilities	(314)	(748)
Other noncurrent liabilities	(521)	(583)

Total aggregate purchase price	$52,310	$31,371

        During January and February of 2013 we acquired for cash the assets at two travel centers for an aggregate of $8,768. We expect to account for these transactions as business combinations.

7. Property and Equipment

        Property and equipment, at cost, as of December 31, 2012 and 2011, consisted of the following:

	2012	2011
Land and improvements	$176,313	$179,047
Buildings and improvements	120,529	93,656
Machinery, equipment and furniture	205,195	166,687
Leasehold improvements	182,955	158,580
Construction in progress	95,744	48,740

	780,736	646,710
Less: accumulated depreciation and amortization	204,224	166,767

Property and equipment, net	$576,512	$479,943

        Total depreciation expense for the years ended December 31, 2012, 2011 and 2010, was $46,888, $42,344 and $39,859, respectively, including impairment charges of $351, $302 and $536 for the years ended December 31, 2012, 2011 and 2010, respectively.

        The following table shows the amounts of property and equipment owned by HPT but recognized in our consolidated balance sheet and included within the balances of property and equipment shown in the table above, as a result of the required accounting for the assets funded by HPT under the

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

7. Property and Equipment (Continued)

tenant improvements allowance and for the assets that we lease from HPT that did not qualify for sale/leaseback accounting. During 2012, we acquired the businesses of the former franchisees at four travel centers that we subleased to the franchisees and that did not previously qualify for sale/leaseback accounting. Those acquisitions eliminated the sublease such that these sites then qualified for sale/leaseback accounting. Accordingly, we derecognized the undepreciated and unamortized balances of the assets and liabilities related to those sites as of the dates of the respective acquisitions. We reduced our property and equipment balance by $22,229 and our sale/leaseback financing obligation balance by $24,646 ($231 current and $24,415 noncurrent), resulting in a gain of $2,417 that was deferred and will be amortized as a reduction of rent expense over the remaining term of the TA Lease.

	December 31,
	2012	2011
Land and improvements	$62,818	$84,363
Buildings and improvements	21,999	21,384
Machinery, equipment and furniture	5,925	1,873
Leasehold improvements	115,820	115,962

	206,562	223,582
Less: accumulated depreciation and amortization	53,527	46,368

Property and equipment, net	$153,035	$177,214

        At December 31, 2012, our property and equipment balance included assets of $16,842 that we intend to sell to HPT as permitted by the HPT Leases; however, HPT is not obligated to purchase those assets.

        The following table shows a reconciliation of our asset retirement obligation liability for the sites we operate that we do not lease from HPT, which is included within other noncurrent liabilities in our consolidated balance sheets.

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of period	$829	$485	$1,506
Liabilities acquired	505	361	—
Liabilities settled	—	(74)	(1,056)
Accretion expense	96	57	35

Balance at end of period	$1,430	$829	$485

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

8. Goodwill and Intangible Assets

        Goodwill and intangible assets, net, as of December 31, 2012 and 2011, consisted of the following:

	2012	2011
Amortizable intangible assets:
Agreements with franchisees	$18,258	$24,899
Leasehold interests	2,094	2,094
Other	3,200	3,301

Total amortizable intangible assets	23,552	30,294
Less: accumulated amortization	(13,107)	(16,243)

Net carrying value of amortizable intangible assets	10,445	14,051
Carrying value of trademarks (indefinite lived)	7,906	7,906

Intangible assets, net	18,351	21,957
Goodwill	1,690	—

Goodwill and intangible assets, net	$20,041	$21,957

        Total amortization expense for amortizable intangible assets for the years ended December 31, 2012, 2011 and 2010 was $3,606, $3,892 and $3,136, respectively, including $215, $1,034 and $147, respectively, related to write offs related to early terminations of franchise and lease agreements for various reasons.

        We estimate the aggregate amortization expense for our amortizable intangible assets to be $1,020 for each of the years from 2013 through 2017. We amortize our amortizable intangible assets over a weighted average period of 11 years.

        Goodwill.    Goodwill results from our business combinations and represents the excess of amounts paid to the sellers over the fair values of the tangible assets acquired. During 2012, we recognized $1,690 of goodwill in connection with our business combinations. We did not have any goodwill in 2011 or 2010. Our goodwill is deductible for tax purposes.

9. Other Current Liabilities

        Other current liabilities, as of December 31, 2012 and 2011, consisted of the following:

	2012	2011
Taxes payable, other than income taxes	$35,127	$42,240
Accrued wages and benefits	13,494	16,246
Self insurance program accruals, current portion	14,797	15,503
Loyalty program points reserve	11,967	10,868
Accrued capital expenditures	15,327	9,930
Environmental reserve, current portion	7,988	5,447
Other	12,468	13,390

Total other current liabilities	$111,168	$113,624

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. Other Noncurrent Liabilities

        Other noncurrent liabilities, as of December 31, 2012 and 2011, consisted of the following:

	2012	2011
Asset retirement obligations	$1,430	$829
Environmental reserve, noncurrent portion	2,367	3,495
Self insurance program accruals, noncurrent portion	16,573	15,174
Other noncurrent liabilities	10,215	15,415

Total other noncurrent liabilities	$30,585	$34,913

11. Revolving Credit Facility

        In October 2011, we entered into the credit facility with a group of commercial banks that amended and restated our preexisting credit facility. Under the credit facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in October 2016. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300,000. The credit facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Borrowings under the credit facility bear interest at a rate based on, at our option, LIBOR or a base rate plus a premium (initially 225 basis points in the case of LIBOR or 125 basis points in the case of the base rate, subject to adjustment based upon facility availability, utilization and other matters). Pursuant to the credit facility, we pay a monthly unused line fee equal to an applicable fee rate, which is initially 50 basis points, times the average daily principal amount of unused commitments under the credit facility. The unused line fee applicable rate is subject to adjustment according to the average daily principal amount of unused commitment under the credit facility each month.

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

        The credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets, and the amount available to us is determined by reference to a borrowing base calculation based on eligible cash, accounts receivable and inventory. At December 31, 2012, a total of $132,288 was available to us for loans and letters of credit under the credit facility. At December 31, 2012 and 2011, there were no borrowed amounts outstanding under the credit facility. At December 31, 2012 and 2011, we had outstanding $58,229 and $65,686, respectively, of letters of credit issued under this facility securing certain purchases, insurance, fuel tax and other trade obligations. These letters of credit reduce the amount available for borrowing under the credit facility.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. Leasing Transactions

        As a lessee.    We have entered into lease agreements covering most of our travel center locations, warehouse space, and various equipment and vehicles, with the most significant leases being the two we have entered with HPT as further described below. Certain leases include renewal options, and certain leases include escalation clauses and purchase options. Future minimum lease payments required under leases that had remaining noncancelable lease terms in excess of one year, as of December 31, 2012, were as follows (included herein are the full payments due under the HPT Leases including the amount attributed to those sites that are accounted for as a financing in our consolidated balance sheet as reflected in the sale/leaseback financing obligation):

Year ending December 31,	Total
2013	$225,115
2014	222,601
2015	221,357
2016	218,691
2017	217,364
Thereafter	1,334,389

Total	$2,439,517

        The expenses related to our operating leases are included in the site level operating expense, selling, general and administrative expense, and real estate rent lines of the operating expenses section of our consolidated statements of operations and comprehensive income (loss). Rent expense under our operating leases consisted of the following:

	Years Ended December 31,
	2012	2011	2010
Minimum rent	$195,964	$189,984	$233,596
Sublease rent	8,736	8,625	8,602
Contingent rent	1,710	790	623

Total rent expense	$206,410	$199,399	$242,821

        We have two leases with HPT, pursuant to which we lease 185 travel centers from HPT. Our TA Lease is for 145 travel centers that we operate under the TA brand name. The TA Lease became effective on January 31, 2007. Our Petro Lease is for 40 travel centers that we operate under the Petro brand name. Our Petro Lease became effective on May 30, 2007. The TA Lease expires on December 31, 2022. The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each.

        The HPT Leases are "triple net" leases that require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, providing services to customers, insurance, paying real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those travel centers at which HPT leases the property and subleases it to us. We also are required to generally indemnify HPT for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers. The TA Lease and the Petro Lease also include arbitration provisions for the resolution of certain disputes, claims and controversies. See Note 16 for a further description of the HPT Leases and related transactions and relationships.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. Leasing Transactions (Continued)

        As a lessor.    As of December 31, 2012 and 2011, six and ten, respectively, of the travel centers we lease from HPT were subleased to franchisees under operating lease agreements. Prior to the HPT Transaction, our predecessor owned these sites and leased them to these franchisees. During 2012, we acquired the operations at four travel centers that previously had been subleased from us by former franchisees. The initial terms of each of the ten subleases expired between June and September of 2012 and the current terms of the six remaining sublease agreements expire between June and September 2017. Five of the six subleases have one remaining renewal option for an additional five year period; the sixth sublease has no further renewal option. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. Rent revenue from these operating leases totaled $5,724, $5,152 and $5,045 for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum lease payments due to us for the six subleased sites under these operating leases as of December 31, 2012, were as follows:

Year ending December 31,	Total
2013	$4,950
2014	4,950
2015	4,950
2016	4,950
2017	2,731

Total	$22,531

13. Shareholders' Equity

        In May 2011, we issued 10,000,000 common shares in a public offering, raising proceeds of approximately $53,135 after underwriters' discounts and commissions and other costs of the offering.

        Share Award Plan.    An aggregate of 6,000,000 of our common shares were authorized for issuance under the terms of our Amended and Restated 2007 Equity Compensation Plan, or the Plan. We awarded a total of 767,925, 760,875 and 750,350 common shares under the Plan during the years ended December 31, 2012, 2011 and 2010, respectively, with aggregate market values of $3,377, $3,363 and $2,639, respectively, based on the closing prices of our common shares on the exchange on which they are traded on the dates of the awards. During the years ended December 31, 2012, 2011 and 2010, we recognized total share based compensation expense of $2,470, $2,435 and $1,745, respectively. During the years ended December 31, 2012, 2011 and 2010, the vesting date fair value of common shares that vested was $2,358, $2,013 and $1,475, respectively.

        The weighted average grant date fair value of common shares issued in 2012, 2011 and 2010 was $4.40, $4.42 and $3.52, per share, respectively. Shares issued to directors vest immediately and the related compensation expense is recognized on the grant date. Shares issued to others vest in five to ten equal annual installments beginning on the date of grant and the related compensation expense is recognized ratably over the vesting periods. As of December 31, 2012, 2,147,200 shares remained available for issuance under the Plan. As of December 31, 2012, there was a total of $7,910 of share based compensation related to unvested shares that will be amortized to expense over a weighted average remaining service period of 5.3 years. The following table sets forth the number and weighted

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

13. Shareholders' Equity (Continued)

average grant date fair value of unvested common shares and common shares issued under the Plan for the year ended December 31, 2012.

	Number Of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares balance as of December 31, 2011	1,652,190	$4.36
Granted during 2012	767,925	$4.40
Vested during 2012	(574,820)	$4.13
Forfeited/canceled during 2012	(7,130)	$3.75

Unvested shares balance as of December 31, 2012	1,838,165	$4.45

        Accumulated Other Comprehensive Income.    Accumulated other comprehensive income at December 31, 2012, 2011 and 2010, consisted of the following:

	Foreign currency translation adjustment	Equity interest in investee's unrealized gain (loss) on investments	Accumulated other comprehensive income
Balance at December 31, 2009	$815	$—	$815
2010 foreign currency translation adjustment, net of tax of $132	378	—	378

Balance at December 31, 2010	$1,193	$—	$1,193
2011 foreign currency translation adjustment, net of tax of $(55)	(136)	—	(136)
2011 equity interest in investee's unrealized gain on investments	—	77	77

Balance at December 31, 2011	$1,057	$77	$1,134
2012 foreign currency translation adjustment, net of tax of $55	143	—	143
2012 equity interest in investee's unrealized gain on investments	—	22	22

Balance at December 31, 2012	$1,200	$99	$1,299

14. Income Taxes

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

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

14. Income Taxes (Continued)

        The provision for income taxes was as follows:

	Years Ended December 31,
	2012	2011	2010
Current tax provision:
State	$850	$950	$680

Total current tax provision	850	950	680
Deferred tax provision:
Federal	587	383	185
State	54	46	22

Total deferred tax provision	641	429	207

Total tax provision	$1,491	$1,379	$887

        Because we do not have sufficient history of generating taxable income we do not currently recognize in our income tax provision the future benefit of all of our deferred tax assets, including the tax benefit associated with our loss carry forwards from prior years. We will continue to assess our ability to generate taxable income during future periods in which our deferred tax assets may be realized. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of operations and comprehensive income (loss), which will affect our results of operations. As a result of certain trading in our shares during 2007, our 2007 federal net operating loss of $50,346 and other tax credit carry forwards are generally not available to us for the purpose of offsetting future taxable income because of certain Internal Revenue Code provisions regarding changes in ownership of our common shares. As of December 31, 2012, we had an unrestricted federal net operating loss carry forward of approximately $109,795. In 2012 and 2011, we used $26,114 and $31,979, respectively, of our federal net operating loss carryforward to reduce the amount of tax that would otherwise have been payable. Our federal net operating loss carryforward and tax credits, and the majority of our state net operating loss carry forwards will begin to expire in 2027. Certain of our other state net operating loss carry forwards began to expire in 2012. In addition, certain states have temporarily suspended the use of net operating loss carry forwards.

        Our tax provisions for the years ended December 31, 2012, 2011 and 2010, were $1,491, $1,379 and $887, respectively, which included tax expense of $850, $950 and $680, respectively, for certain state taxes on operating income that are payable without regard to our tax loss carry forwards. During 2012, 2011 and 2010, tax expense also included $641, $429, and $207, respectively, related to a noncash deferred liability arising from foreign currency translation adjustments that are unavailable to offset our deferred tax assets and the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes. Our income tax provision differed from the amounts of provision expected to be calculated at statutory rates primarily due to the impact of a valuation allowance. The principal reasons

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

14. Income Taxes (Continued)

for the difference between our income tax provision and the income tax provision (benefit) at the U.S. Federal statutory income tax rate of 35% is as follows:

	Years Ended December 31,
	2012	2011	2010
U.S. federal statutory rate applied to income (loss) before taxes	$11,791	$8,734	$(23,031)
State income taxes	1,817	1,544	(2,382)
Benefit of tax credits	(1,178)	(1,243)	(1,062)
Taxes on foreign income at different than U.S. rate	125	(377)	(153)
Change in valuation allowance	(5,066)	(6,472)	25,315
Revisions of previous estimates	(8,107)	(2,982)	1,037
Other—net	2,109	2,175	1,163

Total tax provision	$1,491	$1,379	$887

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

14. Income Taxes (Continued)

        Significant components of our deferred tax assets and liabilities at December 31, 2012 and 2011, were as follows:

	2012	2011
Current deferred tax assets:
Reserves	$14,179	$11,778
Other	1,558	609

Total current deferred tax asset before valuation allowance	15,737	12,387
Valuation allowance	(10,337)	(7,749)

Total current deferred tax assets	5,400	4,638
Noncurrent deferred tax assets:
Straight line rent accrual	22,437	23,010
Reserves	12,074	10,917
Sale/leaseback financing obligation	33,060	38,884
Asset retirement obligation	556	328
Tax credits	5,662	4,913
Tax loss carry forwards	65,218	76,555
Other	752	4,160

Total noncurrent deferred tax asset before valuation allowance	139,759	158,767
Valuation allowance	(92,177)	(99,831)

Total noncurrent deferred tax assets	47,582	58,936

Total deferred tax assets	52,982	63,574
Noncurrent deferred tax liabilities:
Depreciable assets	(31,026)	(43,953)
Deferred tenant improvements allowance	(19,534)	(16,901)
Intangible assets	(2,431)	(3,351)
Other	(1,519)	(317)

Total	(54,510)	(64,522)

Net deferred tax liabilities	$(1,528)	$(948)

        Changes in, and balances of, our valuation allowance for deferred tax assets were as follows:

	Balance at Beginning of Year	Additions/ (Reversals) Recorded in the Provision for Income Taxes	Balance at End of Year
Year Ended December 31, 2012	$107,580	$(5,066)	$102,514

Year Ended December 31, 2011	$114,052	$(6,472)	$107,580

Year Ended December 31, 2010	$88,737	$25,315	$114,052

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

14. Income Taxes (Continued)

        In measuring our deferred tax assets, we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for all or a portion of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is unnecessary. In order to assess the likelihood of realizing the benefit of these deferred tax assets, we are required to rely on our projections of future income. We believe that our history of losses coupled with the fact that we have a short history of operating profits that is limited to 2011 and 2012, creates sufficient negative evidence such that we are unable to conclude that realization of the benefit is more likely than not. As a result, we have concluded that it is appropriate to maintain a full valuation allowance against our net deferred tax assets until our profitability becomes more predictable. We may reverse some or all of the valuation allowance when we believe that we will more likely than not realize the benefit of our deferred tax assets. At that time, we will record deferred tax assets as an income tax benefit in our consolidated statements of operations and comprehensive income (loss), which will affect our results of operations. Given our profitability over the past two years and our current expectations, we believe it is reasonably likely that our estimates and assumptions regarding the valuation allowance will change in the future.

15. Equity Investments

Affiliates Insurance Company

        At December 31, 2012, we owned 12.5% of Affiliates Insurance Company, or AIC. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC. This investment had a carrying value of $5,629 and $5,291 as of December 31, 2012 and 2011, respectively, and is presented on our balance sheets in other noncurrent assets. During 2010, we invested $76 in AIC. During 2012, 2011 and 2010, we recognized income of $316 and $140 and a loss of $1, respectively, related to this investment. See Note 16 for a further description of our transactions with AIC.

Petro Travel Plaza Holdings LLC

        We own a 40% interest in Petro Travel Plaza Holdings LLC, or PTP, and operate the two travel centers that PTP owns for which we receive management and accounting fees. This investment is accounted for under the equity method. The carrying value of this investment as of December 31, 2012 and 2011, was $15,332 and $18,571, respectively and was included in other noncurrent assets in our consolidated balance sheet. The carrying value of our investment in PTP exceeded the amount of underlying equity in net assets of PTP by $3,246 as of the date we acquired Petro. This difference arose through the valuation process that was applied to the assets acquired in the Petro Acquisition and is being amortized over a period of 15 years, the estimated useful life of the assets whose values resulted in this difference. The equity income recorded from this investment for the years ended December 31, 2012, 2011 and 2010, was $1,561, $1,029 and $758, respectively. See Note 16 for a further description of our transactions with PTP.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

15. Equity Investments (Continued)

        The travel centers owned by PTP are encumbered by debt with a balance due of approximately $18,076 as of December 31, 2012. Since we account for our investment in PTP under the equity method of accounting, we have not recorded a liability for this debt. We are not directly liable for this loan, but the carrying value of our investment in this joint venture could be adversely affected if the joint venture defaulted on this debt and the joint venture's property, which is collateral for this loan, was sold. In connection with the loan agreement entered by PTP in 2009, we and our joint venture partner each agreed to indemnify the lender against liability from environmental matters related to PTP's sites.

Fair Value

        It is not practicable to estimate the fair value of TA's investment in the equity of AIC or PTP because of the lack of quoted market prices and the inability to estimate current fair value without incurring excessive costs. However, management believes that the carrying amounts of AIC and PTP at December 31, 2012, were not impaired given these companies' overall financial conditions and earnings trends.

16. Related Party Transactions

Governance Guidelines

        We have adopted written Governance Guidelines that address the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Director or executive officer, any member of the immediate family of any Director or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Directors and our Board of Directors reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Directors, even if the disinterested Directors constitute less than a quorum. If there are no disinterested Directors, the transaction must be reviewed and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Directors and (2) the affirmative vote of a majority of our Independent Directors. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Directors, or disinterested Directors or Independent Directors, as the case may be, shall act in accordance with any applicable provisions of our limited liability company agreement and bylaws, consider all of the relevant facts and circumstances, and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Directors or otherwise in accordance with our policies described above. In the case of any transaction with us in which any other employee of ours who is subject to our Code of Business Conduct and Ethics and who has a direct or indirect material interest in the transaction, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

Relationship with HPT

        HPT is our former parent company, our principal landlord and our largest shareholder. We were created as a separate public company in 2007 as a result of a spin off from HPT. As of December 31,

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

16. Related Party Transactions (Continued)

2012, HPT owned 2,540,000 of our common shares (which included the 1,000,000 of our common shares that HPT purchased from the underwriters in our public equity offering that we completed in May 2011), representing approximately 8.6% of our outstanding common shares. One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of HPT. Mr. Barry Portnoy's son, Mr. Adam Portnoy, is also a trustee of HPT, and Mr. Barry Portnoy's son-in-law is an executive officer of HPT. Our other Managing Director, Mr. Thomas O'Brien, who is also our President and Chief Executive Officer, was a former executive officer of HPT. In addition, one of our Independent Directors, Mr. Arthur Koumantzelis, was a trustee of HPT at the time we were created; Mr. Koumantzelis resigned and ceased to be a trustee of HPT shortly before he joined our Board of Directors in 2007.

        We have two leases with HPT, pursuant to which we lease 185 travel centers from HPT. Our TA Lease is for 145 travel centers that we operate under the "TravelCenters of America" or "TA" brand names. The TA Lease became effective on January 31, 2007. Our Petro Lease is for 40 travel centers that we operate under the "Petro" brand name. Our Petro Lease became effective on May 30, 2007. The TA Lease expires on December 31, 2022. The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each. We have the right to use the "TA", "TravelCenters of America" and other trademarks historically used by our predecessor, which are owned by HPT, during the term of the TA Lease.

        The HPT Leases are "triple net" leases that require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, providing services to customers, insurance, paying real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those travel centers at which HPT leases the property and subleases it to us. We also are required to generally indemnify HPT for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers. The TA Lease and the Petro Lease also include arbitration provisions for the resolution of disputes.

        As amended by the Amendment Agreement that we entered into with HPT on January 31, 2011, and which is further described below, or the Amendment Agreement, the TA Lease requires us to pay minimum rent to HPT of $135,139 per year for the period from January 1, 2011 through January 31, 2012, and $140,139 per year for the period from February 1, 2012 through December 31, 2022. These amounts are exclusive of any increase in minimum rent, as described below, as a result of HPT's purchasing improvements to the leased TA travel centers. During 2012 and 2011 our minimum annual rent under the TA Lease increased by $4,656 and $4,184, respectively, due to such purchases. As amended by the Amendment Agreement, the Petro Lease requires us to pay minimum rent to HPT of $54,160 per year through June 30, 2024. This amount is exclusive of any increase in minimum rent to HPT, as described below, as a result of HPT's purchasing improvements to the leased Petro travel centers. During 2012 and 2011 our minimum annual rent under the Petro Lease increased by $1,868 and $1,691, respectively, due to such purchases. As of December 31, 2012, our minimum annual rents payable under the TA Lease and the Petro Lease were $148,979 and $57,719, respectively. Effective January 2012, we began to incur percentage rent payable to HPT under the TA Lease. The Petro Lease requires us to incur percentage rent payable to HPT effective January 1, 2013. In each case, the percentage rent equals 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased travel centers over base amounts. The increases in percentage rents attributable

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

16. Related Party Transactions (Continued)

to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index. Also, as discussed below, HPT has agreed to waive payment of the first $2,500 of percentage rent that may become due under our Petro Lease. The total amount of percentage rent that we incurred during the year ended December 31, 2012 was $1,465. Under the HPT Leases, we are obligated to pay to HPT at lease expiration an amount equal to an estimate of the cost of removing underground storage tanks on the leased sites.

        HPT previously agreed to provide up to $25,000 of tenant improvements allowance funding annually for the first five years of the TA Lease for certain improvements to the leased properties without an increase in our rent. This funding was cumulative, meaning if some of the $25,000 was not spent in one year it might have been drawn by us from HPT in subsequent years. All improvements funded under the tenant improvements allowance are owned by HPT. On May 12, 2008, we and HPT amended the TA Lease to permit us to receive this tenant improvements allowance funding, without an increase in our rent, from HPT earlier than previously permitted. As we elected to receive funding for these tenant improvements before the time contractually required by the original lease terms, HPT's tenant improvements allowance was discounted to reflect the accelerated receipt of funds by us according to a present value formula established in the amended lease. We recorded the discounted amount of the remaining uncollected tenant improvements allowance in our balance sheet as a leasehold improvements receivable. During the year ended December 31, 2010, we received funding of $7,015 from HPT for qualifying tenant improvements. As of September 30, 2010, we had received all of the tenant improvements allowance from HPT without an increase in rent payments, portions of which were discounted pursuant to the terms of the lease because we elected to receive those funds on an accelerated basis. We recognized and accounted for this $125,000 tenant improvements allowance as follows:

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

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

16. Related Party Transactions (Continued)

        Under the HPT Leases, we may request that HPT purchase approved amounts for renovations, improvements and equipment at the leased travel centers in return for increases in our minimum annual rent according to the following formula: the minimum rent per year will be increased by an amount equal to the amount paid by HPT multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. During 2012, pursuant to the terms of the HPT Leases, we sold to HPT $76,754 of improvements we previously made to properties leased from HPT, and, as a result, our minimum annual rent payable to HPT increased by approximately $6,524. During 2011, pursuant to the terms of the HPT Leases, we sold to HPT $69,122 of improvements we previously made to properties leased from HPT, and, as a result, our minimum annual rent payable to HPT increased by approximately $5,875. During 2010, we did not sell any such leasehold improvements to HPT. As of December 31, 2012, our property and equipment balance included $16,842 for similar improvements we have made to HPT owned sites that we intend to request that HPT purchase from us for an increase in future rent; however, HPT is not obligated to purchase these improvements.

        The following table sets forth the amounts of minimum lease payments required under the HPT Leases as of December 31, 2012, in each of the years shown.

Year ending December 31,	Minimum Rent	Rent for Ground Leases Acquired by HPT	Total Minimum Lease Payments Due to HPT	Rent for Ground Leases Subleased from HPT
2013	$206,698	$4,988	$211,686	$8,832
2014	206,698	4,772	211,470	8,547
2015	206,698	4,617	211,315	7,829
2016	206,698	4,668	211,366	5,751
2017	206,698	4,731	211,429	4,901
2018	206,698	4,796	211,494	4,263
2019	206,698	4,470	211,168	2,432
2020	206,698	2,482	209,180	1,781
2021	206,698	1,536	208,234	1,543
2022(1)	338,304	—	338,304	829
2023	57,720	—	57,720	232
2024(2)	81,170	—	81,170	17

(1)
Includes previously deferred rent payments of $107,085 due on December 31, 2022.

(2)
Includes previously deferred rent payments of $42,915 due on June 30, 2024.

        Although certain specified minimum rent payments under the TA Lease increased from 2007 through February 2012, we are required, under generally accepted accounting principles, or GAAP, to recognize expense related to these payments in equal annual amounts for the term of the lease, or approximately $126,313 per year for 2011 through the end of the lease term in 2022.

        At the time of our spin off from HPT, our acquisitions and transactions with HPT in connection with the Petro Lease and an equity offering we completed in June 2007, we and HPT believed that we were adequately capitalized to meet all of our obligations, including those owed to HPT. Thereafter,

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

16. Related Party Transactions (Continued)

however, there were material changes in the market conditions in which we operate. Specifically, the increase during the first half of 2008 in the price of diesel fuel which we buy and sell at our travel centers and the slowing of the U.S. economy during 2008 both adversely affected the volume of our business and increased our working capital requirements. Although we undertook a restructuring of our business to adjust to these changed market conditions, our balance sheet flexibility and liquidity remained a concern to us because of the impact the then weakening economy and fuel price volatility might have on our working capital requirements. Accordingly, on August 11, 2008, we and HPT entered a rent deferral agreement. Under the terms of this deferral agreement we had the option to defer our monthly rent payments to HPT by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010. Also pursuant to the deferral agreement, we issued 1,540,000 of our common shares to HPT (approximately 9.6% of our shares then outstanding immediately after this new issuance). Under the terms of this agreement, interest began to accrue on January 1, 2010 on all unpaid deferred rent at a rate of 1% per month and was payable monthly in arrears by us to HPT. During 2010, we recognized interest expense of $14,100, on our deferred rent, and at December 31, 2010, we had interest payable to HPT of $1,450, which we paid in 2011. No additional rent deferrals were permitted for rent periods after December 31, 2010. Any deferred rent (and interest thereon) not previously paid was contractually due to HPT on July 1, 2011. This deferral agreement also included a prohibition on share repurchases and dividends by us while any deferred rent remains unpaid and provided that all deferred rent and interest thereon would become immediately due and payable by us to HPT if certain events provided in that agreement occurred, including a change of control of us (as defined in the agreement) while deferred rent was unpaid. Also, in connection with this deferral agreement, we entered into a registration rights agreement with HPT, which provides HPT with certain rights to require us to conduct a registered public offering with respect to our common shares issued to HPT pursuant to the deferral agreement, which rights continue through the date that is twelve months following the latest of the expiration of the terms of the TA Lease and the Petro Lease. As of December 31, 2010, we had accrued an aggregate of $150,000 of deferred rent payable to HPT, which amount remained outstanding at December 31, 2012.

        On January 31, 2011, we and HPT entered the Amendment Agreement that amended the TA Lease, the Petro Lease and our 2008 rent deferral agreement with HPT. This Amendment Agreement provided for the following:

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

	Years Ended December 31,
	2012	2011	2010
Cash payments for rent under the HPT Leases and interest on the deferred rent obligation	$207,653	$196,364	$188,162
Accrued estimated percentage rent not yet paid (overpaid)	(11)	—	—
Required straight line rent adjustments	(2,664)	3,021	6,986
Rent deferred under rent deferral agreement	—	—	60,000
Less interest paid on deferred rent	—	(1,450)	(12,650)
Less sale/leaseback financing obligation amortization	(2,089)	(2,046)	(1,628)
Less portion of rent payments recognized as interest expense	(7,330)	(7,390)	(9,900)
Less deferred tenant improvements allowance amortization	(6,769)	(6,769)	(6,769)
Amortization of deferred gain on sale/leaseback transactions	(103)	—	—

Rent expense related to HPT Leases	188,687	181,730	224,201
Rent paid to others(1)	9,915	9,764	9,785
Straight line rent adjustments for other leases	325	304	242

Total real estate rent expense	$198,927	$191,798	$234,228

(1)
Includes rent paid directly to HPT's landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

16. Related Party Transactions (Continued)

        The following table summarizes the various amounts related to the HPT Leases that are included in our consolidated balance sheets.

	December 31, 2012	December 31, 2011
Current HPT Leases liabilities:
Accrued rent	$17,092	$16,109
Current portion of sale/leaseback financing obligation(1)	2,038	2,195
Current portion of straight line rent accrual(2)	2,149	1,750

Total Current HPT Leases obligations	21,279	20,054
Current portion of deferred gain on sale/leaseback transactions(3)	306	68
Current portion of deferred tenant improvements allowance(4)	6,769	6,769

Total Current HPT Leases liabilities	$28,354	$26,891

Noncurrent HPT Leases liabilities:
Deferred rent obligation(5)	$150,000	$150,000
Sale/leaseback financing obligation(1)	82,195	97,765
Straight line rent accrual(2)	55,233	57,286

Total Noncurrent HPT Leases obligations	287,428	305,051
Deferred gain on sale/leaseback transactions(3)	2,792	716
Deferred tenant improvements allowance(4)	60,915	67,684

Total Noncurrent HPT Leases liabilities	$351,135	$373,451

(1)
Sale/leaseback Financing Obligation. GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheets the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from HPT because we sublease more than a minor portion of those travel centers to third parties, and one travel center that did not qualify for operating lease treatment for other reasons. Accordingly, we recorded the leased assets at these travel centers at an amount equal to HPT's recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale/leaseback financing obligation in our consolidated balance sheet. We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the sale/leaseback financing obligation and a portion as interest expense in our consolidated statements of operations. We determined the allocation of these rent payments to the liability and to interest expense using the effective interest method. The amounts allocated to interest expense during the years ended December 31, 2012, 2011 and 2010, were $7,330, $7,390 and $9,900, respectively.

In August 2012 and November 2012, we acquired the businesses of former franchisees at four travel centers that we subleased to the franchisees and that were four of the thirteen

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

16. Related Party Transactions (Continued)

  travel centers discussed in the previous paragraph. Those acquisitions eliminated the sublease such that these sites then qualified for sale/leaseback accounting. Accordingly, we removed from our balance sheet the undepreciated and unamortized amounts of the assets and liabilities related to those sites. We reduced our property and equipment balance by $22,229 and our sale/leaseback financing obligation balance by $24,646 ($231 current and $24,415 noncurrent), resulting in a gain of $2,417 that was deferred and will be amortized as a reduction of rent expense over the remaining term of the TA Lease. See also footnote (3) below.

(2)
Straight Line Rent Accrual. The TA Lease included scheduled rent increases over the lease term, as do certain of the leases for properties we sublease from HPT and pay the rent directly to HPT's landlords. Under our leases with HPT, we are obligated to pay to HPT at lease expiration an amount equal to an estimate of the asset retirement obligation we would have if we owned the underlying assets. We recognize the effects of scheduled rent increases and the future payment to HPT for asset retirement obligations in rent expense over the lease terms on a straight line basis, with offsetting entries to this accrual balance.

(3)
Deferred Gain on Sale/Leaseback Transactions. Under GAAP, the gain or loss from the sale portion of a sale/leaseback transaction is deferred and amortized into rent expense on a straight line basis over the term of the lease. See also footnote (1) above.

(4)
Deferred Tenant Improvements Allowance. HPT committed to fund up to $125,000 of capital projects at the sites we lease under the TA Lease without an increase in rent payable by us, which amount HPT had fully funded by September 30, 2010, net of discounting to reflect our accelerated receipt of those funds. In connection with this commitment, we recognized a liability for the rent deemed to be related to this tenant improvements allowance. This deferred tenant improvements allowance was initially recorded at an amount equal to the leasehold improvements receivable we recognized for the discounted value of the then expected future amounts to be received from HPT, based upon our then expected timing of receipt of those payments. We amortize the deferred tenant improvements allowance on a straight line basis over the term of the TA Lease as a reduction of rent expense.

(5)
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

        RMR provides management services to both us and HPT and, as noted above, there are other current and historical relationships between us and HPT. Accordingly, the terms of the 2008 rent deferral agreement and the 2011 Amendment Agreement were negotiated and approved by special committees of our Independent Directors and HPT's independent trustees, none of whom are directors or trustees of the other company, and each special committee was represented by separate counsel.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

16. Related Party Transactions (Continued)

Relationship with RMR

        RMR provides business management and shared services to us pursuant to a business management and shared services agreement, or our business management agreement. One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Mr. Barry Portnoy's son, Mr. Adam Portnoy, is an owner of RMR and serves as President, Chief Executive Officer and a director of RMR. Our other Managing Director, Mr. Thomas O'Brien, who is also our President and Chief Executive Officer, is also an Executive Vice President of RMR. Mr. Andrew Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, and Mr. Mark Young, our Executive Vice President and General Counsel, are each a Senior Vice President of RMR. HPT's executive officers are officers of RMR. A majority of our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR or its affiliates provide management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including HPT, and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies, including HPT. In addition, officers of RMR serve as officers of those companies. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC.

        Messrs. O'Brien and Rebholz were officers of RMR throughout all of 2010, 2011 and 2012 and Mr. Young was an officer of RMR since October 2011. Because at least 80% of Messrs. O'Brien's, Rebholz's and Young's business time is devoted to services to us, 80% of Messrs. O'Brien's, Rebholz's and Young's total cash compensation (that is, the combined base salary and cash bonus paid by us and RMR) was paid by us and the remainder was paid by RMR (for Mr. Young, this arrangement was not in place prior to October 2011). Messrs. O'Brien, Rebholz and Young are also eligible to participate in certain RMR benefit plans. We believe the compensation we paid to these officers reasonably reflected their division of business time; however, periodically, these individuals may divide their business time differently than they do currently and their compensation from us may become disproportionate to this division. RMR has approximately 790 employees and provides management services to other companies in addition to us and HPT.

        Our Board of Directors has given our Compensation Committee, which is comprised exclusively of our Independent Directors, authority to act on our behalf with respect to our business management agreement with RMR. The charter of our Compensation Committee requires the Committee annually to review the business management agreement, evaluate RMR's performance under this agreement and renew, amend, terminate or allow to expire the business management agreement.

        Pursuant to the business management agreement, RMR assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal and tax matters, human resources, insurance programs, management information systems and the like. Under our business management agreement, we pay RMR an annual business management fee equal to 0.6% of the sum of our gross fuel margin (which is our fuel sales revenues less our cost of fuel sales) plus our total nonfuel revenues. The fee is payable monthly based on the prior month's

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

16. Related Party Transactions (Continued)

margins and revenues. This fee totaled $10,025, $9,435 and $8,508 for the years ended December 31, 2012, 2011 and 2010, respectively. RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR's costs of providing this internal audit function was approximately $193 for 2012, $240 for 2011 and $211 for 2010. These allocated costs are in addition to the business management fees earned by RMR.

        The business management agreement automatically renews for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate the business management agreement upon 60 days prior written notice. RMR may also terminate the business management agreement upon five business days notice if we undergo a change of control, as defined in the business management agreement. On December 4, 2012, we amended and restated our business management agreement with RMR to extend the term of the business management agreement until December 31, 2013, and to amend certain procedures for the arbitration of disputes pursuant to the agreement as well as for other clarification and administrative changes.

        Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, including HPT. The fact that RMR has responsibilities to other entities, including our largest landlord, HPT, could create conflicts; and in the event of such conflicts, our business management agreement allows RMR to act on its own behalf and on behalf of HPT or such other entity rather than on our behalf.

        We are also generally responsible for all of our expenses and certain expenses incurred by RMR on our behalf. Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

        Effective July 21, 2011, we entered a property management agreement with RMR under which RMR provides building management services to us for our headquarters building. The charter of our Compensation Committee requires the Committee annually to review the property management agreement, evaluate RMR's performance under this agreement and renew, amend or terminate this agreement. For 2012 and 2011, we paid RMR $132 and $58, respectively, for property management services at our headquarters building.

        Under the Plan, we typically grant restricted shares to certain employees of RMR who are not also Directors, officers or employees of ours. In 2012, 2011 and 2010, we granted to such persons a total of 59,725, 61,350 and 62,750, respectively, restricted shares with an aggregate value of $260, $260 and $223, respectively, based upon the closing price of our common shares on the NYSE MKT (formerly NYSE Amex) on the dates of grant. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to both the fees we pay to RMR and our share grants to our Directors, officers and employees. On occasion, we have entered into arrangements with former employees of

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

16. Related Party Transactions (Continued)

ours or RMR in connection with the termination of their employment with us or RMR, providing for the acceleration of vesting of restricted shares previously granted to them under the Plan.

Other Relationships with HPT and RMR

        In connection with our spin off from HPT in 2007, we entered a transaction agreement with HPT and RMR, pursuant to which we granted HPT a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center to or with another party, and we granted HPT and any other company managed by RMR a right of first refusal to acquire or finance any real estate of the types in which they invest before we do. We also agreed that for so long as we are a tenant of HPT we will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors under our leases with HPT; the sale of a material part of our assets or of any such tenant or guarantor; or the cessation of our continuing directors to constitute a majority of our board of directors or any such tenant or guarantor. Also, we agreed not to take any action that might reasonably be expected to have a material adverse impact on HPT's ability to qualify as a REIT and to indemnify HPT for any liabilities it may incur relating to our assets and business. The transaction agreement includes arbitration provisions for the resolution of disputes.

        In connection with a shareholder derivative litigation on behalf of us against members of our Board of Directors, HPT and RMR that we settled in 2011, we paid $119 to HPT and $51 to RMR pursuant to our indemnity obligations under our limited liability company agreement and our agreements with HPT and RMR.

Relationship with AIC

        We, RMR, HPT and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company. All of our Directors, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by the affirmative votes of both a majority of our entire Board of Directors and a majority of our Independent Directors. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

        As of December 31, 2012, we have invested $5,229 in AIC since its formation in November 2008. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC. Our investment in AIC had a carrying value of $5,629 and $5,291 as of December 31, 2012 and 2011, respectively, which amounts are included in other noncurrent assets on our consolidated balance sheets. For 2012, 2011 and 2010, we recognized income of $316 and $140 and a loss of $1, respectively, related to our investment in AIC. We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program was modified

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

16. Related Party Transactions (Continued)

and extended in June 2012 for a one year term, and we paid a premium, including taxes and fees, of $3,183 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program. Our annual premiums for this property insurance in 2011 and 2010 were $1,664 and $2,308, respectively. We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business. See Note 15 for a further description of our investment in AIC.

Relationship with PTP

        PTP is a joint venture between us and Tejon Development Corporation, which owned the land on which PTP has built two travel centers in California. We own a 40% interest in PTP and operate the two travel centers PTP owns for which we receive management and accounting fees. The carrying value of the investment in PTP as of December 31, 2012 and 2011, was $15,332 and $18,571, respectively. During the years ended December 31, 2012, 2011 and 2010, we recognized management and accounting fee income of $800, $800 and $725, respectively. At December 31, 2012 and 2011, we had a net payable to PTP of $575 and $559, respectively. We recognized income of $1,561, $1,029 and $758 during the years ended December 31, 2012, 2011 and 2010, respectively, related to this investment. In June and September 2012, we received distributions from PTP of $2,000 and $2,800, respectively. In June 2010, we received a $960 distribution from PTP. These distributions represented a return on our investment and, accordingly, are included as operating activities in the accompanying statement of cash flows. See Note 15 for a further description of our investment in PTP.

17. Commitments and Contingencies

Purchase Commitments

        As of December 31, 2012, we had entered agreements to purchase four travel centers for an aggregate of $20,300; two of these acquisitions were completed during January and February 2013 and two acquisitions are expected to close during the first half of 2013. However, those acquisitions are subject to conditions and, accordingly, may be delayed, their terms may be changed or they may not be completed. See Note 6 above for further information regarding these acquisitions.

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

        At December 31, 2012, we had a gross accrued liability of $10,355 for environmental matters as well as a receivable of $2,718 for expected recoveries of certain of these estimated future expenditures, resulting in an estimated net amount of $7,637 that we expect to need to fund from future cash flows. We do not have a reserve for unknown current or potential future environmental matters. Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments. We do not precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.

        We have insurance of up to $10,000 for certain environmental liabilities at certain of our travel centers that were known at the time the policies were issued, and up to $40,000 for certain environmental liabilities not known by us at the time the policies were issued, subject, in each case, to certain limitations and deductibles. However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

17. Commitments and Contingencies (Continued)

        The following table sets forth the various amounts regarding environmental matters, as of December 31, 2012 and 2011, recorded in our consolidated balance sheet as either current or noncurrent assets or liabilities.

	December 31,
	2012	2011
Gross liability for environmental matters:
Included in other current liabilities	$7,988	$5,447
Included in other noncurrent liabilities	2,367	3,495

Total recorded liabilities	10,355	8,942
Less-expected recoveries of future expenditures, included in other noncurrent assets	(2,718)	(2,914)

Net estimated environmental costs to be funded by future operating cash flows	$7,637	$6,028

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

        As of December 31, 2012, the estimated gross amounts of the cash outlays by year related to the matters for which we have accrued an environmental liability are $7,988, $2,147, $155 and $65 for the years 2013, 2014, 2015 and 2016, respectively. These cash expenditure amounts do not reflect any amounts for the expected recoveries as we cannot accurately predict the timing of those cash receipts. These estimated future gross cash disbursements are subject to change based on, among other things, changes in the underlying remediation activities and changes in the regulatory environment.

Legal Proceedings

        In February 2012, Riverside County in the State of California performed its annual inspection of the underground storage tank systems at one of our sites and subsequently asserted that we were in violation of state laws and regulations governing the operation of those systems. We have demanded indemnification from third parties who we believe may be responsible for these alleged violations and

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

17. Commitments and Contingencies (Continued)

we have reached an agreement in principle to resolve the County's claims and our claim for indemnification from third parties. We have recorded a loss with respect to this matter of $26.

        In May 2010, the California Attorney General filed a litigation on behalf of the California State Water Resources Control Board against various defendants, including us, HPT TA Properties Trust, PTP and Tejon Development Corporation, or Tejon, in the Superior Court of California for Alameda County seeking unspecified civil penalties and injunctive relief for alleged violations of underground storage tank laws and regulations at various facilities in Kern and Merced counties. On July 26, 2010, the California Attorney General voluntarily dismissed this litigation against us and the other named defendants, and on September 2, 2010, refiled its complaint against the same defendants in the Superior Court of California for Merced County, seeking unspecified civil penalties and injunctive relief. The parties are presently engaged in discovery and the court has not yet set a date for a trial. We have denied the material allegations in the complaint and asserted various affirmative defenses. We disagree with the Attorney General's allegations and we intend to defend this lawsuit if a settlement is not reached. Under the TA Lease and our expired lease agreement with Tejon for a site that has since been closed, we are liable to indemnify HPT TA Properties Trust and Tejon for any liabilities, costs and expenses they incur in connection with this litigation. We have accrued an estimated loss for this matter, and believe that the additional amount of loss we may realize, if any, upon the ultimate resolution of this matter in excess of the amount we have accrued will not be material.

        Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in U.S. district courts in over 20 states. Major petroleum refiners and retailers were named as defendants in one or more of these lawsuits. The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale. One theory alleges that the plaintiffs purchased smaller amounts of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy. A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers. These "tax" cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays. A third theory, advanced more recently in connection with plantiffs' request for class certification, alleges that all purchasers of fuel at any temperature are harmed because the defendants do not use equipment that adjusts for temperature or disclose the temperature of fuel being sold, and thereby deprive customers of information they allegedly require to make an informed purchasing decision. We believe that there are substantial factual and legal defenses to the theories alleged in these so called "hot fuel" lawsuits. The "temperature" cases seek nonmonetary relief in the form of an order requiring the defendants to install devices that display the temperature of the fuel and/or temperature correcting equipment on their retail fuel pumps and monetary relief in the form of damages, but the plaintiffs have not quantified the damages they seek. The "tax" cases also seek monetary relief. Plaintiffs have proposed a formula (which we dispute) to measure these damages as the difference between the amount of fuel excise taxes paid by defendants and the amount collected by defendants on motor fuel sales. Plaintiffs have taken the position in filings with the Court that under

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

17. Commitments and Contingencies (Continued)

this approach, our damages for an eight-year period for one state would be approximately $10,700. We deny liability and disagree with the plaintiffs' positions. All of these cases have been consolidated in the U.S. District Court for the District of Kansas pursuant to multi-district litigation procedures. On May 28, 2010, that Court ruled that, with respect to two cases originally filed in the U.S. District Court for the District of Kansas, it would grant plaintiffs' motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel). On January 19, 2012, the Court amended its prior ruling, and certified a class with respect to plaintiffs' claims for damages as well. A TA entity was named in one of those two Kansas cases, but the Court ruled that the named plaintiffs were not sufficient to represent a class as to TA. TA was thereafter dismissed from the Kansas case, and TA entities have been dismissed voluntarily from several other cases as well. Several defendants in the Kansas cases, including major petroleum refiners, have entered into multi-state settlements. Following a September 2012 trial against the remaining defendants in the Kansas cases, the jury returned a unanimous verdict in favor of those Kansas defendants, and the judge likewise ruled in the Kansas defendants' favor on the sole non-jury claim. Recently, the Court announced that it will remand three cases originally filed in federal district courts in California back to their original courts, where they may be combined for trial. A TA entity is named in one of these three California cases. The Court has not issued a decision on class certification or motions for summary judgment with respect to these or other remaining cases that have been consolidated in the multi-district litigation. We cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits, but, the continued costs to defend these cases could be significant.

        On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the U.S. District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant, which was allowed on March 25, 2010. The amended complaint also added as defendants Ceridian Corporation, Pilot Travel Centers LLC and Love's Travel Stops & Country Stores, Inc. Comdata markets fuel cards which are used for payments by trucking companies at truck stops. The amended complaint alleged antitrust violations arising out of Comdata's contractual relationships with truck stops in connection with its fuel cards. The plaintiffs have sought unspecified damages and injunctive relief. On March 24, 2011, the Court dismissed the claims against TA in the amended complaint, but granted plaintiffs leave to file a new amended complaint. Four independent truck stop owners, as plaintiffs, filed a new amended complaint against us on April 21, 2011, repleading their claims. On May 6, 2011, we renewed our motion to dismiss the complaint with prejudice while discovery otherwise proceeded. The Court denied our renewed motion to dismiss on March 29, 2012, and we filed an answer to the complaint on April 30, 2012. The Court has set a schedule that provides that fact discovery shall end on May 24, 2013, and trial shall begin on August 18, 2014. We believe that there are substantial factual and legal defenses to the plaintiffs' claims against us. We cannot estimate our ultimate exposure to loss or liability, if any, related to this lawsuit, but the continued costs to defend this case could be significant.

        In addition to the legal proceedings referenced above, we are routinely involved in various other legal and administrative proceedings, including tax audits incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

18. Other Information

	Years Ended December 31,
	2012	2011	2010
Operating expenses included the following:
Repairs and maintenance expenses	$38,893	$35,871	$33,643
Advertising expenses	$20,563	$18,768	$17,095
Taxes other than payroll and income taxes	$15,818	$16,252	$16,920

        Interest expense consisted of the following:

	Years Ended December 31,
	2012	2011	2010
HPT rent classified as interest expense	$7,330	$7,390	$9,900
Interest on deferred rent obligation to HPT	—	—	14,100
Amortization of deferred financing costs	352	403	285
Other	2,676	1,212	1,368

Interest expense	$10,358	$9,005	$25,653

19. Subsequent Event

        In January 2013, we issued $110,000 of 8.25% Senior Notes that mature on January 15, 2028. The Senior Notes are our senior unsecured obligations. Our net proceeds from this issuance were approximately $105,200 after underwriters' discount and commission and other costs of the offering. No principal payments are due on the Senior Notes until maturity. We will pay interest on the Senior Notes quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013. The Senior Notes are redeemable at any time and from time to time at our option in whole or in part on or after January 15, 2016. The redemption price will equal 100% of the principal amount of the Senior Notes being redeemed plus accrued and unpaid interest, if any, to, but not including, the redemption date.

20. Selected Quarterly Financial Data (unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2012 and 2011 (dollars in thousands, except per share amounts):

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,994,869	$2,041,507	$2,034,153	$1,925,195
Gross profit (excluding depreciation)	243,352	294,223	288,306	260,119
Income (loss) from operations	(11,309)	32,017	20,933	(171)
Net income (loss)	$(14,185)	$29,852	$18,990	$(2,459)
Net income (loss) per share:
Basic and diluted	$(0.49)	$1.04	$0.66	$(0.08)

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

20. Selected Quarterly Financial Data (unaudited) (Continued)

	2011
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

TRAVELCENTERS OF AMERICA LLC
March 18, 2013	By:	/s/ ANDREW J. REBHOLZ
		Name:	Andrew J. Rebholz
		Title:	Executive Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. O'BRIEN Thomas M. O'Brien	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2013
/s/ ANDREW J. REBHOLZ Andrew J. Rebholz	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2013
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Director	March 18, 2013
/s/ PATRICK F. DONELAN Patrick F. Donelan	Independent Director	March 18, 2013
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Independent Director	March 18, 2013
/s/ ARTHUR G. KOUMANTZELIS Arthur G. Koumantzelis	Independent Director	March 18, 2013