Form 10-Q
period 2013-03-31
TRAVELCENTERS OF AMERICA LLC
filed 2013-05-07
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of Common Shares outstanding at May 3, 2013: 29,533,451 common shares.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

March 31, 2013

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$135,964	$35,189
Accounts receivable (less allowance for doubtful accounts of $1,672 as of March 31, 2013, and $1,516 as of December 31, 2012)	168,114	106,273
Inventories	188,503	191,006
Other current assets	60,981	61,020
Total current assets	553,562	393,488

Property and equipment, net	576,492	576,512
Goodwill and intangible assets, net	22,364	20,041
Other noncurrent assets	32,613	28,240
Total assets	$1,185,031	$1,018,281

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$194,349	$143,605
Current HPT Leases liabilities	29,612	28,354
Other current liabilities	130,615	111,168
Total current liabilities	354,576	283,127

Noncurrent HPT Leases liabilities	348,153	351,135
Senior Notes due 2028	110,000	—
Other noncurrent liabilities	30,369	30,585
Total liabilities	843,098	664,847

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 31,683,666 shares authorized at March 31, 2013, and December 31, 2012, and 29,535,851 and 29,536,466 shares issued and outstanding at March 31, 2013, and December 31, 2012, respectively	605,878	605,106
Accumulated other comprehensive income	1,165	1,299
Accumulated deficit	(265,110)	(252,971)
Total shareholders’ equity	341,933	353,434

Total liabilities and shareholders’ equity	$1,185,031	$1,018,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012

Revenues:
Fuel	$1,625,107	$1,683,193
Nonfuel	329,194	308,154
Rent and royalties	3,050	3,522
Total revenues	1,957,351	1,994,869

Cost of goods sold (excluding depreciation):
Fuel	1,548,179	1,614,747
Nonfuel	145,365	136,770
Total cost of goods sold (excluding depreciation)	1,693,544	1,751,517

Operating expenses:
Site level operating	183,933	170,137
Selling, general & administrative	23,227	23,167
Real estate rent	51,884	49,498
Depreciation and amortization	13,223	11,859
Total operating expenses	272,267	254,661

Loss from operations	(8,460)	(11,309)

Income (loss) from equity investees	436	(200)
Acquisition costs	(115)	(142)
Interest income	235	222
Interest expense	(4,065)	(2,512)
Loss before income taxes	(11,969)	(13,941)
Provision for income taxes	170	244
Net loss	$(12,139)	$(14,185)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $(53) and $48, respectively	(126)	123
Equity interest in investee’s unrealized loss on investments	(8)	(1)
Other comprehensive income (loss)	(134)	122

Comprehensive income (loss)	$(12,273)	$(14,063)

Net loss per share:
Basic and diluted	$(0.41)	$(0.49)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(12,139)	$(14,185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash rent expense	(2,129)	(2,139)
Share based compensation expense	772	534
Depreciation and amortization expense	13,223	11,859
(Income) loss from equity investees	(436)	200
Amortization of deferred financing costs	154	87
Deferred income tax provision	85	51
Provision for (recovery of) doubtful accounts	22	(223)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(61,925)	(36,456)
Inventories	3,004	3,839
Other current assets	635	1,237
Accounts payable and other current liabilities	73,278	39,590
Other, net	737	77
Net cash provided by operating activities	15,281	4,471

Cash flows from investing activities:
Proceeds from sales of improvements to HPT	22,409	13,060
Proceeds from asset sales	7	56
Acquisitions of businesses, net of cash acquired	(9,367)	(5,570)
Capital expenditures	(32,535)	(34,777)
Net cash used in investing activities	(19,486)	(27,231)

Cash flows from financing activities:
Proceeds from sale/leaseback transactions with HPT	246	—
Proceeds from Senior Notes issuance	110,000	—
Sale/leaseback financing obligation payments	(509)	(549)
Payment of deferred financing fees	(4,748)	(22)
Net cash provided by (used in) financing activities	104,989	(571)

Effect of exchange rate changes on cash	(9)	13

Net increase (decrease) in cash	100,775	(23,318)

Cash and cash equivalents at the beginning of the period	35,189	118,255
Cash and cash equivalents at the end of the period	$135,964	$94,937

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest)	$2,322	$2,416
Income taxes paid (net of refunds)	$(48)	$221

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

1.             Basis of Presentation, Business Description and Organization

TravelCenters of America LLC, which we refer to as the Company or we, us and our, operates and franchises travel centers under the “TravelCenters of America,” “TA” or related brand names, or the TA brand, and the “Petro Stopping Centers” and “Petro” brand names, or the Petro brand, primarily along the U.S. interstate highway system.  Our customers include long haul trucking fleets and their drivers, independent truck drivers and motorists.

At March 31, 2013, our geographically diverse business included 244 travel centers in 41 U.S. states and in Canada, including 171 travel centers operating under the TA brand and 73 travel centers operating under the Petro brand.  As of March 31, 2013, we operated 210 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 34 of these travel centers. Of our 244 travel centers at March 31, 2013, we owned 27, we leased or managed 189 from or for others, including 185 that we leased from Hospitality Properties Trust, or HPT, and franchisees owned or leased 28 from others.  We sublease to franchisees six of the travel centers we lease from HPT.

Our travel centers include over 25 acres of land on average and typically offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel and convenience stores and other driver amenities.  We also collect rents, royalties and other fees from our franchisees.

We manage our business on the basis of one operating segment and, therefore, have one reportable segment. Our travel centers sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar groups of customers. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry.  We have only a single travel center located in a foreign country, Canada, and, we consider the revenues and assets related to our operations in Canada not to be material.

The accompanying condensed consolidated financial statements are unaudited.  These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements.  The disclosures do not include all the information necessary for complete financial statements in accordance with GAAP.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, or our Annual Report.  In the opinion of our management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transaction and balances have been eliminated.  While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.  For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

We have reclassified certain prior year amounts to be consistent with the current year presentation.

Recently Issued Accounting Pronouncements

In January 2013, we adopted Financial Accounting Standards Board Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income, or AOCI. Companies are also required to present details of reclassifications in the disclosure of changes in AOCI balances. The update is effective for interim and annual reporting periods beginning after December 15, 2012. The implementation of this update did not cause any changes to our condensed consolidated financial statements.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

2.             Earnings Per Share

Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings with all of our other common shares.  The following table presents a reconciliation from net loss to the net loss available to common shareholders and the related earnings per share.

	Three Months Ended March 31,
	2013	2012

Net loss, as reported	$(12,139)	$(14,185)
Less: net loss attributable to participating securities	(755)	(814)
Net loss available to common shareholders	$(11,384)	$(13,371)

Weighted average common shares (1)	27,698,301	27,123,480

Basic and diluted net loss per share	$(0.41)	$(0.49)

(1)  Excludes the unvested shares granted under our share award plan, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shareholders.  The weighted average number of unvested shares outstanding for the three months ended March 31, 2013 and 2012, was 1,837,905 and 1,651,527, respectively.

3.             Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2013	2012

Nonfuel products	$141,258	$144,025
Fuel products	47,245	46,981
Total inventories	$188,503	$191,006

4.             Acquisitions

During January and February 2013, we acquired for cash the assets at two travel centers for an aggregate of approximately $9,411, and we accounted for these transactions as business combinations.  One of these travel centers was purchased from a franchisee.  We have included the results of the acquired sites in our condensed consolidated financial statements from their respective dates of acquisition.  The pro forma impact of including the results of operations of the acquired business from the beginning of the period is not material to our condensed consolidated results of operations.  The following table summarizes the amounts assigned, based on their fair values, to the assets we acquired and liabilities we assumed in the business combinations described above.  The estimates of fair values for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date).

Cash	$44
Inventories	516
Property and equipment	6,389
Goodwill	2,597
Other noncurrent assets	25
Other current liabilities	(35)
Other noncurrent liabilities	(125)
Total purchase price	$9,411

During the first quarter of 2013, we incurred and charged to expense $115 of acquisition costs related to our acquisition activity.  During April and May 2013 we completed the acquisitions of two additional travel centers for $9,210.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

5.             Senior Notes

On January 15, 2013, we completed the issuance at par of $110,000 aggregate principal amount of our 8.25% Senior Notes, or the Senior Notes, in an underwritten public offering. On January 15, 2013, we entered into the Indenture and the First Supplemental Indenture to that Indenture, each dated as of January 15, 2013, with U.S. Bank National Association, as Trustee. The Senior Notes were issued under the Indenture, as supplemented and amended by the First Supplemental Indenture. The Senior Notes are our senior unsecured obligations. The Senior Notes bear interest at 8.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013. The Senior Notes will mature (unless previously redeemed) on January 15, 2028. We may, at our option, at any time on or after January 15, 2016, redeem some or all of the Senior Notes by paying 100% of the principal amount of the Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.  The Indenture does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time.  Total expenses of the offering of $4,913 were capitalized as deferred financing costs, which are included in other noncurrent assets in our condensed consolidated balance sheet.

We estimate that the fair value of our Senior Notes was $113,080 using the trading price (a Level 1 input) on or about March 31, 2013.  The fair value of the Senior Notes exceeds their book value because the Senior Notes were trading at a premium to their par value.

6.             Accumulated Other Comprehensive Income

Accumulated other comprehensive income at March 31, 2013, consisted of the following:

	Foreign currency translation adjustment	Equity interest in investee’s unrealized gain (loss) on investments	Accumulated other comprehensive income

Balance at December 31, 2012	$1,200	$99	$1,299

Foreign currency translation adjustment, net of tax of $(53)	(126)	—	(126)
Equity interest in investee’s unrealized gain on investments	—	(8)	(8)
Other comprehensive income (loss), net of tax	(126)	(8)	(134)

Balance at March 31, 2013	$1,074	$91	$1,165

7.             Related Party Transactions

Relationship with HPT

HPT is our former parent company, our principal landlord and our largest shareholder.  We were created as a separate public company in 2007 as a result of a spin off from HPT.  As of March 31, 2013, HPT owned 2,540,000 of our common shares, representing approximately 8.6% of our outstanding common shares.  One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of HPT.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is also a trustee of HPT, and Mr. Barry Portnoy’s son-in-law is an executive officer of HPT.  Our other Managing Director, Mr. Thomas O’Brien, who is also our President and Chief Executive Officer, was a former executive officer of HPT.  In addition, one of our Independent Directors, Mr. Arthur Koumantzelis, was a trustee of HPT at the time we were created; Mr. Koumantzelis resigned and ceased to be a trustee of HPT shortly before he joined our Board of Directors in 2007.

We have two leases with HPT, the TA Lease and the Petro Lease, pursuant to which we lease 185 travel centers from HPT.  Our TA Lease is for 145 travel centers that we operate under the “TravelCenters of America” or “TA” brand names.  Our Petro Lease is for 40 travel centers that we operate under the “Petro” brand name.  The TA Lease expires on December 31, 2022.  The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each.  We have the right to use the “TA”, “TravelCenters of America” and other trademarks historically used by our predecessor, which are owned by HPT, during the term of the TA Lease.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

The HPT Leases are “triple net” leases that require us to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, providing services to customers, insurance, paying real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those travel centers at which HPT leases the property and subleases it to us.  We also are required to generally indemnify HPT for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers.  In addition, we are obligated to pay HPT at lease expiration an amount equal to an estimate of the cost of removing underground storage tanks on the leased sites.

Effective February 1, 2012, the annual rent amount payable under the TA Lease increased by $5,000 pursuant to the final fixed rent increase included in the HPT Leases.  Accordingly, under the current terms of the HPT Leases, our rent payments to HPT will not increase except as a result of percentage rent and rent related to sales to HPT of improvements we make to properties we lease from HPT, as further described in the following paragraphs, or in the event HPT acquires and leases other properties to us.

Effective January 2012, we began to incur percentage rent payable to HPT under the TA Lease, and effective January 2013, we began to incur percentage rent payable to HPT under the Petro Lease.  Percentage rent under the HPT Leases is based on the excess of our fuel and nonfuel revenues over the applicable base year periods.  The percentage rent is paid to HPT quarterly in arrears.  HPT has agreed to waive the first $2,500 of percentage rent that may become due under the Petro Lease.  The total amount of percentage rent we recognized as expense during the three months ended March 31, 2013 and 2012 was $689 and $729, respectively.  The amount of percentage rent that would have been payable under the Petro Lease for the three months ended March 31, 2013, was $116; this amount was waived and not recognized as an expense in the three months ended March 31, 2013.

Under the HPT Leases, we may request that HPT purchase approved amounts for renovations, improvements and equipment at the leased travel centers in return for increases in our minimum annual rent according to the following formula: the minimum rent per year will be increased by an amount equal to the amount paid by HPT multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%.  During the three months ended March 31, 2013, pursuant to the terms of the HPT Leases, we sold to HPT $22,655 of improvements we made to properties leased from HPT, and, as a result, our minimum annual rent payable to HPT increased by approximately $1,926.  As of March 31, 2013, our property and equipment balance included $8,383 for similar improvements we have made to HPT owned sites that we intend to request that HPT purchase from us for an increase in future rent; however, HPT is not obligated to purchase these improvements.

The following table summarizes the various amounts related to the HPT Leases and leases with other lessors that are reflected in real estate rent expense in our condensed consolidated statements of operations and comprehensive income (loss).

	Three Months Ended March 31,
	2013	2012
Cash payments for rent under HPT Leases	$52,850	$50,299
Accrued estimated percentage rent not yet paid	666	729
Straight line rent adjustments	(241)	35
Sale/leaseback financing obligation amortization	(509)	(549)
Rent payments recognized as interest expense	(1,741)	(1,810)
Deferred leasehold improvements allowance amortization	(1,692)	(1,692)
Amortization of deferred gain on sale/leaseback transactions	(77)	(17)
Rent expense related to HPT Leases	49,256	46,995
Rent paid to others (1)	2,607	2,394
Straight line rent adjustments for other leases	21	109
Total real estate rent expense	$51,884	$49,498

(1)  Includes rent paid directly to HPT’s landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

The following table summarizes the various amounts related to our HPT Leases that are included in our balance sheets.

	March 31,	December 31,
	2013	2012

Current HPT Leases liabilities:
Accrued rent	$17,901	$17,092
Current portion of sale/leaseback financing obligation (1)	2,459	2,038
Current portion of straight line rent accrual (2)	2,177	2,149
Current portion of deferred gain on sale/leaseback transactions (3)	306	306
Current portion of deferred tenant improvements allowance (4)	6,769	6,769
Total Current HPT Leases liabilities	$29,612	$28,354

Noncurrent HPT Leases liabilities:
Deferred rent obligation (5)	$150,000	$150,000
Sale/leaseback financing obligation (1)	81,510	82,195
Straight line rent accrual (2)	54,705	55,233
Deferred gain on sale/leaseback transactions (3)	2,715	2,792
Deferred tenant improvements allowance (4)	59,223	60,915
Total Noncurrent HPT Lease liabilities	$348,153	$351,135

(1)   Sale/leaseback Financing Obligation.  GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheet the leased assets at thirteen of the travel centers previously owned by our predecessor that we now lease from HPT because we sublease more than a minor portion of those travel centers to third parties, and one travel center did not qualify for operating lease treatment for other reasons.   Accordingly, we recorded the leased assets at these travel centers at an amount equal to HPT’s recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale/leaseback financing obligation in our consolidated balance sheet.  In addition, sales to HPT of improvements at these 14 travel centers are accounted for as sale/leaseback transactions and these liabilities are increased by the amount of proceeds we receive from HPT.  We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the sale/leaseback financing obligation and a portion as interest expense in our consolidated statements of operations and comprehensive income (loss).  We determined the allocation of these rent payments to the liability and to interest expense using the effective interest method.  The amounts allocated to interest expense were $1,741 and $1,810 for the three months ended March 31, 2013 and 2012, respectively.

In August 2012 and November 2012, we acquired the businesses of former franchisees at four travel centers that we subleased to the franchisees and that were four of the thirteen travel centers discussed in the previous paragraph.  Those acquisitions eliminated the sublease such that these sites then qualified for sale/leaseback accounting.  Accordingly, we removed from our balance sheet the undepreciated and unamortized amounts of the assets and liabilities related to those sites.  We reduced our property and equipment balance by $22,229 and our sale/leaseback financing obligation balance by $24,646 ($231 current and $24,415 noncurrent), resulting in a gain of $2,417 that was deferred and will be amortized as a reduction of rent expense over the remaining term of the TA Lease.  See also footnote (3) below.

(2)   Straight Line Rent Accrual.  The TA Lease included scheduled rent increases over the lease term, as do certain of the leases for properties we sublease from HPT and pay the rent directly to HPT’s landlords.  Also, under our leases with HPT, we are obligated to pay to HPT at lease expiration an amount equal to an estimate of the asset retirement obligation we would have if we owned the underlying assets.  We recognize the effects of scheduled rent increases and the future payment to HPT for asset retirement obligations in real estate rent expense over the lease terms on a straight line basis, with offsetting entries to this accrual balance.

(3)   Deferred Gain on Sale/Leaseback Transactions.  Under GAAP, the gain or loss from the sale portion of a sale/leaseback transaction is deferred and amortized into real estate rent expense on a straight line basis over the term of the lease.  See also footnote (1) above.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

(4)   Deferred Tenant Improvements Allowance.  HPT committed to fund up to $125,000 of capital projects at the sites we lease under the TA Lease without an increase in rent payable by us, which amount HPT had fully funded by September 30, 2010, net of discounting to reflect our accelerated receipt of those funds. In connection with this commitment, we recognized a liability for the rent deemed to be related to this tenant improvements allowance.  This deferred tenant improvements allowance was initially recorded at an amount equal to the leasehold improvements receivable we recognized for the discounted value of the then expected future amounts to be received from HPT, based upon our then expected timing of receipt of those payments.  We amortize the deferred tenant improvements allowance on a straight line basis over the term of the TA Lease as a reduction of real estate rent expense.

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

On April 15, 2013, we entered an agreement with Equilon Enterprises LLC doing business as Shell Oil Products US, or Shell, pursuant to which Shell has agreed to construct a network of natural gas refueling lanes at up to 100 of our travel centers located along the U.S. interstate highway system, including travel centers we lease from HPT.  In connection with that agreement, on April 15, 2013, we and HPT amended the HPT Leases to revise the calculation of percentage rent payable by us under the HPT Leases, with the intended effect that the amount of percentage rent be unaffected by the type of fuel sold, whether diesel fuel or natural gas.  That amendment also made certain administrative changes.  Also on that date, in order to facilitate our agreement with Shell, HPT entered into a subordination, non-disturbance and attornment agreement with Shell, whereby HPT agreed to recognize Shell’s license and other rights with respect to the natural gas refueling lanes at our HPT leased travel centers on certain conditions and in certain circumstances.

Relationship with RMR

Reit Management & Research LLC, or RMR, provides business management and shared services to us pursuant to a business management and shared services agreement, or our business management agreement.  RMR also provides building management services to us for our headquarters building pursuant to a property management agreement.  Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, including HPT.  One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is an owner of RMR and serves as President, Chief Executive Officer and a director of RMR.  Our other Managing Director, Mr. Thomas O’Brien, who is also our President and Chief Executive Officer, is also an Executive Vice President of RMR.  Mr. Andrew Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, and Mr. Mark Young, our Executive Vice President and General Counsel, are Senior Vice Presidents of RMR.  HPT’s executive officers are officers of RMR.  A majority of our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR or its affiliates provide management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including HPT, and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies, including HPT.  In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement with RMR, we recognized business management fees for the three months ended March 31, 2013 and 2012 of $2,483 and $2,322, respectively.  For the three months ended March 31, 2013 and 2012, we recognized property management fees of $34 and $30, respectively, pursuant to our property management agreement with RMR at our headquarters building.  These amounts are included in selling, general and administrative expenses in our condensed consolidated financial statements.

Relationship with AIC

We, RMR, HPT and five other companies to which RMR provides management services each currently own 12.5% of Affiliates Insurance Company, or AIC, an Indiana insurance company.   All of our Directors, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  As of March 31, 2013, we have invested $5,229 in AIC since its formation in November 2008.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.  Our investment in AIC had a carrying value of $5,697 and $5,629 as of March 31, 2013 and December 31, 2012, respectively.  For the three months ended March 31, 2013 and 2012, we recognized income of $76 and $45,

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

respectively, related to our investment in AIC.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2012 for a one year term and we paid a premium, including taxes and fees, of $3,183 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in that program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Relationship with PTP

PTP is a joint venture between us and Tejon Development Corporation, or Tejon, which owned the land on which PTP has built two travel centers in California.  We own a 40% interest in PTP and operate the two travel centers PTP owns for which we receive management and accounting fees.  The carrying value of the investment in PTP as of March 31, 2013 and December 31, 2012, was $15,692 and $15,332, respectively.  During the three months ended March 31, 2013 and 2012, we recognized management and accounting fee income of $200.  At March 31, 2013 and December 31, 2012, we had a net payable to PTP of $285 and $575, respectively.  We recognized income and losses of $360 and $(245) during the three months ended March 31, 2013 and 2012, respectively, related to this investment.

8.             Commitments and Contingencies

Contingencies

As of March 31, 2013, we had entered agreements to acquire two travel centers, and during April 2013 we entered an agreement to acquire a third travel center for an aggregate amount of approximately $13,210.  The acquisitions of two of these travel centers for $9,210 was completed in April and May 2013.  We expect to purchase the other travel center during the second quarter of 2013; however, this purchase is subject to conditions and may not occur.

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

We offer a warranty of our workmanship in our truck service facilities; the annual warranty expense and corresponding liability are not material to us.

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

At March 31, 2013, we had a gross accrued liability of $9,188 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $2,136, resulting in an estimated net amount of $7,052 that we expect to need to fund in the future.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.

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

Legal Proceedings

In May 2010, the California Attorney General filed a litigation on behalf of the California State Water Resources Control Board against various defendants, including us, HPT TA Properties Trust, PTP and Tejon in the Superior Court of California for Alameda County seeking unspecified civil penalties and injunctive relief for alleged violations of underground storage tank laws and regulations at various facilities in Kern and Merced Counties, which alleged violations do not include release of contamination into the environment.  On July 26, 2010, the California Attorney General voluntarily dismissed this litigation against us and the other named defendants, and on September 2, 2010, refiled its complaint against the same defendants in the Superior Court of California for Merced County, seeking unspecified civil penalties and injunctive relief.  The parties are presently engaged in discovery and the court has not yet set a date for a trial.  We have denied the material allegations in the complaint and asserted various affirmative defenses.  We disagree with the Attorney General’s allegations and we intend to defend this lawsuit if a settlement is not reached.  Under the TA Lease and our expired lease agreement with Tejon for a travel center that was closed in 2009, we are liable to indemnify HPT TA Properties Trust and Tejon for any liabilities, costs and expenses they incur in connection with this litigation.  We have accrued an estimated loss for this matter and believe that the additional amount of loss we may realize, if any, upon the ultimate resolution of this matter in excess of the amount we have accrued will not be material.

Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in U.S. district courts in over 20 states.  Major petroleum refiners and retailers were named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale.  One theory alleges that the plaintiffs purchased smaller amounts of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy.  A second theory

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  These “tax” cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays.  A third theory, advanced more recently in connection with plantiffs’ request for class certification, alleges that all purchasers of fuel at any temperature are harmed because the defendants do not use equipment that adjusts for temperature or disclose the temperature of fuel being sold, and thereby deprive customers of information they allegedly require to make an informed purchasing decision.  We believe that there are substantial factual and legal defenses to the theories alleged in these so called “hot fuel” lawsuits.  The “temperature” cases seek nonmonetary relief in the form of an order requiring the defendants to install devices that display the temperature of the fuel and/or temperature correcting equipment on their retail fuel pumps and monetary relief in the form of damages, but the plaintiffs have not quantified the damages they seek.  The “tax” cases also seek monetary relief.  Plaintiffs have proposed a formula (which we dispute) to measure these damages as the difference between the amount of fuel excise taxes paid by defendants and the amount collected by defendants on motor fuel sales.  Plaintiffs have taken the position in filings with the Court that under this approach, our damages for an eight-year period for one state would be approximately $10,700.  We deny liability and disagree with the plaintiffs’ positions.  All of these cases have been consolidated in the U.S. District Court for the District of Kansas pursuant to multi-district litigation procedures.  On May 28, 2010, that Court ruled that, with respect to two cases originally filed in the U.S. District Court for the District of Kansas, it would grant plaintiffs’ motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel).  On January 19, 2012, the Court amended its prior ruling, and certified a class with respect to plaintiffs’ claims for damages as well.  A TA entity was named in one of those two Kansas cases, but the Court ruled that the named plaintiffs were not sufficient to represent a class as to TA.  TA was thereafter dismissed from the Kansas case, and TA entities have been dismissed voluntarily from several other cases as well.  Several defendants in the Kansas cases, including major petroleum refiners, have entered into multi-state settlements.  Following a September 2012 trial against the remaining defendants in the Kansas cases, the jury returned a unanimous verdict in favor of those Kansas defendants, and the judge likewise ruled in the Kansas defendants’ favor on the sole non-jury claim.  In early 2013, the Court announced its intention to remand three cases originally filed in federal district courts in California back to their original courts.  A TA entity is named in one of these three California cases.  Recently, the Court severed one defendant from these California cases and announced that the cases would proceed with respect to that defendant, and would be stayed to all others, including TA.  On April 9, 2013, the Court granted plantiffs’ motion for class certification in the California cases.  The class is limited to the “liability” and injunctive aspects of the plaintiffs’ claims, leaving the question of relief in the form of damages for a second phase of the trial.  The Court has not issued a decision on class certification or motions for summary judgment with respect to the remaining cases that have been consolidated in the multi-district litigation.  We cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits, but, the continued costs to defend these cases could be significant.

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

In February 2012, Riverside County in the State of California performed its annual inspection of the underground storage tank systems at one of our sites and subsequently asserted that we were in violation of state laws and regulations governing the operation of those systems. We have demanded indemnification from third parties who we believe may be responsible for these alleged violations and we have reached an agreement in principle to resolve the County’s claims and our claim for indemnification from third parties. We recorded in 2012 an expense with respect to this matter of $26, which is net of our expected receipt of third party indemnification.

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

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

9.             Income Taxes

Because we do not have sufficient history of generating taxable income we do not currently recognize in our income tax provision the future benefit of all of our deferred tax assets, including the tax benefit associated with our loss carry forwards from prior years.  We will continue to assess our ability to generate taxable income during future periods in which our deferred tax assets may be realized.  If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statement of operations and comprehensive income (loss), which will affect our results of operations.  As a result of certain trading in our shares during 2007, our 2007 federal net operating loss of $50,346 and other tax credit carry forwards are generally not available to us for the purpose of offsetting future taxable income because of certain Internal Revenue Code provisions regarding changes in ownership of our common shares.  As of December 31, 2012, we had an unrestricted federal net operating loss carry forward of approximately $109,795.  Our federal net operating loss carryforward and tax credits and the majority of our state net operating loss carry forwards will begin to expire in 2027.  Certain of our other state net operating loss carry forwards began to expire in 2012.  In addition, certain states have temporarily suspended the use of net operating loss carry forwards.

For the three months ended March 31, 2013 and 2012, we recognized tax expense of $170 and $244, respectively, which included tax expense of $85 and $192, respectively, for certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.  Tax expense also included $85 and $52 in the first quarter of 2013 and 2012, respectively,  related to a noncash deferred liability arising from foreign currency translation adjustments that do not offset our deferred tax assets and from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes.

In measuring our deferred tax assets, we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for all or a portion of the deferred tax assets.  Judgment is required in considering the relative impact of negative and positive evidence.  The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.  The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is unnecessary.  In order to assess the likelihood of realizing the benefit of these deferred tax assets, we are required to rely on our projections of future income.  We believe that our history of losses coupled with the fact that we have a short history of operating profits that is limited to 2011 and 2012, creates sufficient negative evidence such that we are unable to conclude that realization of the benefit is more likely than not.  As a result, we have concluded that it is appropriate to maintain a full valuation allowance against our net deferred tax assets until our profitability becomes more predictable.  We may reverse some or all of the valuation allowance when we believe that we will more likely than not realize the benefit of our deferred tax assets.  At that time, we will record deferred tax assets as an income tax benefit in our consolidated statements of operations and comprehensive income (loss), which will affect our results of operations.  If our profitability realized during the past two years continues, our estimates and assumptions regarding the valuation allowance may change in the future.

10.          Other Information

Interest expense consisted of the following:

	Three Months Ended March 31,
	2013	2012

Interest related to our Senior Notes and Credit Facility	$2,373	$533
HPT rent classified as interest	1,741	1,810
Amortization of deferred financing costs	154	87
Capitalized interest	(325)	—
Other	122	82
Total interest expense	$4,065	$2,512

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollars in thousands)

The following discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in our Annual Report.

Our revenues and income are subject to potentially material changes as a result of the market prices and availability of fuel.  These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment.  Over the past few years there has been significant volatility in the cost of fuel.  During the first half of 2012, fuel prices generally declined due to global economic concerns, including economic conditions in Europe.  However, during the third quarter of 2012 fuel prices generally rose due to tensions in the Middle East and economic stimulus programs in Europe and elsewhere.  During the fourth quarter of 2012, fuel prices declined and at the end of 2012 were near the prices we experienced at the end of 2011.  During the first quarter of 2013, prices have generally declined and are at a lower level than the prices experienced during the first quarter of 2012.  We expect that changes in our costs for fuel products can largely be passed on to our customers, but often there are delays in passing on price changes that can affect our fuel gross margins.  Although other factors have an effect, during periods of rising fuel commodity prices fuel gross margins per gallon tend to be lower than they otherwise may have been and during periods of falling fuel commodity prices fuel gross margins per gallon tend to improve.  Also, fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements.  We expect that the fuel markets will continue to be volatile for the foreseeable future.  For more information about fuel market risks that may affect us and our approaches for mitigating those risks, see Part II, Item 4, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report and Part II, Item 7A, “Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report..

The condition of the U.S. economy generally, and the financial condition and activity of the trucking industry in the U.S. specifically, impacted our financial results during the first quarter of 2013, and we expect that they will continue to impact our financial results in future periods.  The trucking industry is the primary customer for our goods and services.  Freight and trucking demand in the U.S. historically generally reflects the level of commercial activity in the U.S. economy. During 2012 and the first quarter of 2013, the U.S. economy generally slowly improved and the financial condition and activity level in the trucking industry similarly slowly improved, but the recovery is uneven.  These trends have generally promoted increased sales of our fuel and nonfuel products and services from the levels during the recent recession.  However, the improving fuel efficiency of motor vehicle engines and other fuel conservation practices employed by trucking companies continue to reduce the demand for diesel fuel that might otherwise exist for a given level of trucking miles driven.  Reflecting these and other factors, our nonfuel revenues in the first quarter of 2013 increased on a same site basis over the prior year, but fuel sales volumes on a same site basis for the 2013 first quarter declined compared to the prior year and the level of fuel sales volume continues to be below that experienced before the recent U.S. economic recession which we believe was affecting the trucking industry as early as in late 2007.  Despite the year over year declines in fuel sales volumes, our fuel gross margins and fuel gross margins per gallon for the 2013 first quarter increased on a same site basis over the prior year.  We believe this trend primarily is attributable to market conditions and our continued focus on managing our fuel pricing to balance sales volume and profitability considerations.  Our operating results for each of the first quarters of 2013 and 2012 reflected typical seasonality of our business.  See “Seasonality” below.

We believe that the U.S. economy is in a period of economic expansion, but recent economic data has been mixed and the strength and sustainability of any economic expansion is uncertain.  If the U.S. economy continues to operate as it has over the past few years or if it worsens, our financial results may not improve and may decline, resulting in our experiencing losses.

There can be no assurance that industry conditions will not deteriorate or that any one or more of the risks identified under the section “Risk Factors,” “Warning Concerning Forward Looking Statements” or elsewhere in our Annual Report; under the section “Warning Concerning Forward Looking Statements” or elsewhere in this Quarterly

Report; or some other unidentified risk will not manifest itself in a manner which is material and adverse to our results of operations, cash flow or financial position.

Number of Travel Center Sites

The following table summarizes the changes in the number of travel center sites (company operated and franchisee operated) from December 31, 2011 through March 31, 2013:

			Franchisee
			Owned
	Company	Franchisee	and
	Operated	Operated	Operated	Total
Number of travel centers at December 31, 2011	194	10	33	237

January - March 2012 Activity:
Acquired travel center	1	—	—	1
Number of travel centers at March 31, 2012	195	10	33	238

April - December 2012 Activity:
Acquired travel centers	5	—	—	5
Acquisition of franchised travel centers	8	(4)	(4)	—
Number of travel centers at December 31, 2012	208	6	29	243

January — March 2013 Activity:
Acquired travel center	1	—	—	1
Acquisition of franchised travel center	1	—	(1)	—
Number of travel centers at March 31, 2013	210	6	28	244

In April and May 2013, we acquired two travel centers for $9,210.  We have an agreement to acquire an additional travel center for $4,000; we expect to purchase this travel center during the second quarter of 2013 but this purchase is subject to conditions and may not occur.

Operating Segment

We manage our business on the basis of one operating segment. Please refer to the consolidated financial statements included in Item 1 of this Quarterly Report for revenue, operating profit and asset data. We have only a single travel center located in a foreign country, Canada, and we consider the revenues and assets related to our operations in Canada to be not material. The following table sets forth the composition of our total revenues by type for the three month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Revenues:
Fuel	83.0%	84.4%
Nonfuel	16.8%	15.4%
Rent and royalties from franchisees	0.2%	0.2%
Total revenues	100.0%	100.0%

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

Results of Operations (dollars in thousands)

Three months ended March 31, 2013 compared to March 31, 2012

The following table presents changes in our operating results for the three months ended March 31, 2013, as compared with the three months ended March 31, 2012.

	Three Months Ended March 31,		$	%
(dollars in thousands)	2013	2012	Change	Change

Revenues:
Fuel	$1,625,107	$1,683,193	$(58,086)	-3.5%
Nonfuel	329,194	308,154	21,040	6.8%
Rent and royalties	3,050	3,522	(472)	-13.4%
Total revenues	1,957,351	1,994,869	(37,518)	-1.9%

Cost of goods sold (excluding depreciation):
Fuel	1,548,179	1,614,747	(66,568)	-4.1%
Nonfuel	145,365	136,770	8,595	6.3%
Total cost of goods sold (excluding depreciation)	1,693,544	1,751,517	(57,973)	-3.3%

Operating expenses:
Site level operating expenses	183,933	170,137	13,796	8.1%
Selling, general & administrative expense	23,227	23,167	60	0.3%
Real estate rent	51,884	49,498	2,386	4.8%
Depreciation and amortization expense	13,223	11,859	1,364	11.5%
Total operating expenses	272,267	254,661	17,606	6.9%

Loss from operations	(8,460)	(11,309)	2,849	-25.2%
Income (loss) from equity investees	436	(200)	636	-318.0%
Acquisition costs	(115)	(142)	27	-19.0%
Interest income	235	222	13	5.9%
Interest expense	(4,065)	(2,512)	(1,553)	61.8%
Loss before income taxes	(11,969)	(13,941)	1,972	-14.1%
Provision for income taxes	170	244	(74)	-30.3%
Net loss	$(12,139)	$(14,185)	$2,046	-14.4%

Same Site Comparisons. As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we include a travel center in the following same site comparisons only if we continuously operated it from January 1, 2012, through March 31, 2013, or, for rent and royalty revenues, if during that period the travel center was continuously operated by one of our franchisees.  We do not exclude travel centers from the same site comparisons as a result of expansions in their size or changes in the services offered.  The table below excludes the data of two travel centers TA operates that are owned by a joint venture and one company operated site that was temporarily closed during parts of the period.

				% Change
	Three Months Ended March 31,		$	Favorable/
(gallons and dollars in thousands)	2013	2012	Change	(Unfavorable)

Number of company operated travel centers	191	191	—	—

Fuel: (1)
Fuel sales volume (gallons)	462,485	485,560	(23,075)	(4.8)%
Fuel revenues	$1,516,901	$1,595,746	$(78,845)	(4.9)%
Fuel gross margin	$73,601	$67,654	$5,947	8.8%
Fuel gross margin per gallon	$0.159	$0.139	$0.020	14.4%

Nonfuel: (1)
Nonfuel revenues	$312,860	$307,588	$5,272	1.7%
Nonfuel gross margin	$174,714	$171,137	$3,577	2.1%
Nonfuel gross margin percentage	55.8%	55.6%		20	b.p

Total gross margin	$248,315	$238,791	$9,524	4.0%

Site level operating expenses (1)	$173,139	$167,488	$5,651	(3.4)%
Site level operating expenses as a percentage of nonfuel revenues(1)	55.3%	54.5%		(80	) b.p.

Site level gross margin in excess of site level operating expenses(1)	$75,176	$71,303	$3,873	5.4%

Number of franchisee operated travel centers	34	34	—	—
Rent and royalty revenues	$3,005	$2,541	$464	18.3%

(1)                             Includes fuel volume, gross margin, revenues and expenses of travel centers that were company operated during the entirety of each of the periods presented.

Revenues.  Revenues for the three month period ended March 31, 2013, were $1,957,351, which represented a decrease from the quarter ended March 31, 2012, of $37,518, or 1.9%, primarily resulting from a decrease in fuel revenue partially offset by an increase in nonfuel revenue.

Fuel revenues for the quarter ended March 31, 2013, were $1,625,107, a decrease of $58,086, or 3.5%, compared to the same period in 2012.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for three months ended March 31, 2012	512,701	$1,683,193

Decrease due to petroleum products price changes	—	(1,384)
Decrease due to same site volume changes	(23,075)	(75,784)
Increase due to travel centers opened	22,935	74,960
Decrease in sales to franchisees	(16,426)	(54,432)
Other changes, net	(422)	(1,446)
Net change from prior year period	(16,988)	(58,086)

Results for three months ended March 31, 2013	495,713	$1,625,107

The decrease in fuel revenue resulted largely from declines in same site sales volume and in fuel sales volume on a wholesale basis to franchisees, partially offset by sales volume growth due to sites we acquired during 2012 and 2013.  On a same site basis, fuel sales volume for our company operated travel centers decreased by 23,075 gallons, or 4.8%, during the three months ended March 31, 2013, compared to the same period in 2012.  We believe that improved fuel efficiency of heavy truck engines and other fuel conservation efforts by trucking customers and our decision to avoid certain lower margin fuel sales contributed to decreased same site fuel sales volume despite the slight and slow improvement in the U.S. economy generally and the trucking industry specifically.  The decreased level of sales volume to franchisees resulted from the sublease renewals entered in the second half of 2012 that increased our rent revenue but eliminated the requirement that these subtenants purchase diesel fuel from us.

Nonfuel revenues for the three months ended March 31, 2013, were $329,194, an increase of $21,040, or 6.8%, compared to the same period in 2012.  The majority of the change between periods resulted from an increase in revenues at those sites we acquired during 2012 and 2013, but also reflected a same site nonfuel revenue increase.  On a same site basis for our company operated sites, nonfuel revenues increased by $5,272, or 1.7%, during the three months ended March 31, 2013, compared to the same period in 2012.  We believe the same site nonfuel revenue increase reflects increased customer spending due to increased customer traffic, certain price increases we have instituted as a result of increased prices we paid for nonfuel inventory purchases and the effects of certain of our marketing initiatives.

Rent and royalty revenues for the three months ended March 31, 2013, were $3,050, a decrease of $472, or 13.4%, compared to the same period in 2012.  Rent and royalties decreased largely as a result of our acquisitions during 2012 and 2013 of nine franchise travel centers that we now operate.  This decrease was partially offset by increased rents at six sites we sublease to franchisees that became effective during the second half of 2012.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended March 31, 2013, was $1,693,544, a decrease of $57,973, or 3.3%, compared to the same period in 2012.  Fuel cost of goods sold for the quarter ended March 31, 2013, of $1,548,179 decreased by $66,568, or 4.1%, compared to the same period in 2012.  This decrease in fuel cost of goods sold primarily resulted from the decrease in same site fuel sales volumes and the decrease in fuel sold to franchisees.  The fuel gross margin per gallon of $0.159 on a same site basis for the three months ended March 31, 2013, was $0.020 per gallon higher than for the same period of 2012, primarily as a result of variations in market prices for fuel and our decisions regarding pricing.  In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 became law and reinstated retroactively to January 1, 2012, the “Blender’s Credit for Biodiesel and Renewable Diesel”.  This credit had previously expired on December 31, 2011, and, accordingly, we did not recognize any benefit related to it in our 2012 operating results.  The reinstatement of this credit has entitled us to receive $3,334 of refunds related to certain fuel purchases made during 2012.  We recognized this amount in our operating results for the first quarter of 2013 as a reduction of our fuel cost of goods sold. We included in site level operating expenses a charge for our estimate of uncollectible accounts.

Nonfuel cost of goods sold for the three months ended March 31, 2013, was $145,365, an increase of $8,595, or 6.3%, compared to the same period in 2012.  Nonfuel cost of goods sold increased primarily due to the nonfuel sales increases noted above, combined with increases in product unit costs.  Nonfuel gross margin for the three months ended March 31, 2013, was $183,829, compared to $171,384 during the same period of 2012.  Nonfuel gross margin was 55.8% and 55.6% of nonfuel revenues during the first quarters of 2013 and 2012, respectively.  The nonfuel gross margin percentage increased largely as a result of a change in the mix of products and services sold.

Site level operating expenses.  Site level operating expenses for the three months ended March 31, 2013, were $183,933, an increase of $13,796, or 8.1%, compared to the same period in 2012.  The increase in site level operating expenses was primarily due to the travel centers we acquired during 2012 and 2013.

On a same site basis for our company operated sites, site level operating expenses increased by $5,651, or 3.4%, for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to labor costs that increased as the level of nonfuel sales grew and increased insurance costs, including property and general liability premiums and claims.  Site level operating expenses as a percentage of nonfuel revenues on a same site basis for the quarter ended March 31, 2013, were 55.3%, compared to 54.5% for the same period in 2012.  The increase in operating expenses as a percentage of nonfuel revenues on a same site basis was largely attributable to the increase in insurance costs and certain other costs not directly based on sales volume, and to the travel centers acquired during 2011 that are now included in the same site comparisons but are not yet as efficient in this regard as our more mature sites due at least in part to the timing of completion of the renovations of those travel centers, particularly with respect to the addition of truck repair facilities, and certain preopening and training costs incurred in 2013 as certain of the new service offerings at more recently acquired sites began operations.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2013, were $23,227, compared to $23,167 during the same period of 2012.  Increases in personnel costs, including a $491 increase in share based compensation as a result of the increased market prices of our common shares, were largely offset by a decrease in litigation expenses.

Real estate rent expense.  Rent expense for the three months ended March 31, 2013, was $51,884, an increase of $2,386 compared to the same period in 2012 that resulted from the rent related to improvements sold to HPT during 2012 and percentage rent recognized under the HPT Leases based on increases in 2013 fuel and nonfuel revenues over base amounts.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended March 31, 2013, was $13,223, an increase of $1,364, or 11.5%, compared to the same period in 2012 that primarily resulted from the travel center acquisitions and other capital investments we completed during 2012 and 2013.

Interest expense.  Interest expense increased primarily due to the issuance of our Senior Notes in January 2013 and consisted of the following:

	Three Months Ended March 31,		$
(dollars in thousands)	2013	2012	Change

Interest related to our Senior Notes and Credit Facility	$2,373	$533	$1,840
HPT rent classified as interest	1,741	1,810	(69)
Amortization of deferred financing costs	154	87	67
Capitalized interest	(325)	—	(325)
Other	122	82	40
Total interest expense	$4,065	$2,512	$1,553

Income tax provision.  Our provision for income taxes was $170 and $244 for the three month periods ended March 31, 2013 and 2012, respectively.  We do not currently recognize the benefit of all of our deferred tax assets, including the tax benefit associated with our tax loss carry forwards from prior years, but our tax loss carry forwards do offset any federal and certain state income tax associated with our current taxable income.  Our income tax provision represents certain minimum income based state taxes payable without regard to our tax loss carry forwards as well as the recognition of deferred tax liabilities that cannot be used to reduce existing deferred tax assets related to the tax amortization of indefinite lived intangible assets and to foreign currency translation adjustments.

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

Liquidity and Capital Resources (dollars in thousands)

Our principal liquidity requirements are to meet our operating expenses, including rent, and to fund our capital expenditures, acquisitions and working capital requirements.  Our principal sources of liquidity to meet these requirements are:

•                  our cash balance;

•                  our operating cash flow;

•                  our credit facility;

•                  our ability to offer to sell to HPT, for an increase in our rent, tenant improvements we make to the sites we lease from HPT, as further described below under “Related Party Transactions”; and

•                  our ability to issue new debt and equity securities. We have an effective shelf registration statement that allows us to issue public securities, but that registration statement does not assure that there will be buyers for such securities.

Additionally, the unencumbered operating real estate and developable land that we own may be financed or sold as a source of additional liquidity over time.

We believe that the primary risks we currently face with respect to our operating cash flow are:

•                  decreased demand for our fuel products resulting from fuel conservation and engine fuel efficiency efforts;

•                  decreased demand for our products and services we may experience as a result of competition, particularly competition from the other two large companies in our industry, Pilot Flying J and Love’s;

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

Assets and Liabilities

At March 31, 2013, and December 31, 2012, we had cash and cash equivalents of $135,964 and $35,189, respectively.  Our total current assets at March 31, 2013, were $553,562, compared to $393,488 at December 31, 2012.  Our total current liabilities were $354,576 at March 31, 2013, compared to $283,127 at December 31, 2012.  The increase in our cash balance during the 2013 first quarter primarily was attributable to the $110,000 proceeds we received from the issuance of our Senior Notes, less $4,748 of cash paid for debt issuance costs, and $22,655 of proceeds we received from selling improvements to HPT, partially offset by $41,902 of capital investments, including the acquisitions of two travel centers.  Accounts receivable and accounts payable increased largely as a result of increased sales levels during the last week of March 2013, as compared to the last week of December 2012, as a result of relatively lower trucking activity during the December holiday season.

Revolving Credit Facility

We have a revolving credit agreement, or credit facility, with a group of commercial banks.  Under this credit facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in October 2016.  The availability of this maximum amount is subject to limits based on qualified collateral.  Subject to available collateral and lender participation, the maximum amount may be increased to $300,000.  The credit facility may be used for general business purposes and provides for the issuance of letters of credit.  Generally, no principal payments are due until maturity.  Borrowings under the credit facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters).  The annual interest rate for our credit facility was 4.5% as of March 31, 2013.  Pursuant to the credit facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the credit facility.

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

Our credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets and the amount available to us is determined by reference to a borrowing base calculation based on eligible collateral.  At March 31, 2013, a total of $171,699 was available to us for loans and letters of credit under the credit facility.  At March 31, 2013, there were no loans outstanding under the credit facility but we had outstanding $55,094 of letters of credit issued under that facility, securing certain purchases, insurance, fuel tax and other trade obligations.

Investment Activities

Our business of operating high sales volume travel centers open 24 hours every day requires that we make regular capital investments in our business to maintain our competitiveness.  During the three months ended March 31, 2013, we made capital expenditures of $32,535, including $7,461 to improve the travel centers and businesses we acquired in 2011 through 2013.  In January and February 2013 we purchased two travel centers for an aggregate of approximately $9,411.

In April and May 2013, we acquired two travel centers for $9,210.  We have an agreement to acquire an additional travel center for $4,000; we expect to purchase this travel center during the second quarter of 2013, but this purchase is subject to conditions and may not occur.

During the first quarter of 2013, we received $22,655 of proceeds from the sale to HPT of improvements we previously made to travel centers leased from HPT, and as a result our annual rent increased by $1,926.  At March 31, 2013, we had assets of $8,383 included in our property and equipment that we expect to request that HPT purchase for a future increase in rent; however, HPT is not obligated to purchase those assets.

Senior Notes Issuance

On January 15, 2013, we completed the issuance at par of $110,000 aggregate principal amount of our 8.25% Senior Notes, or the Senior Notes, in an underwritten public offering.  The Senior Notes are our senior unsecured obligations. The Senior Notes bear interest at 8.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013. The Senior Notes will mature (unless previously redeemed) on January 15, 2028. We may, at our option, at any time on or after January 15, 2016, redeem some or all of the Senior Notes by paying 100% of the principal amount of the Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.  The Indenture associated with the Senior Notes does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time.  During the three months ended March 31, 2013, we paid $4,748 of debt issuance costs related to this offering.

Off Balance Sheet Arrangements (dollars in thousands)

As of March 31, 2013, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt owed by an entity in which we own a minority interest.  We own a 40% interest in a joint venture, Petro Travel Plaza Holdings LLC, or PTP, which owns two travel centers that we operate.  These travel centers are encumbered by debt of approximately $17,900 as of March 31, 2013, that is secured by PTP’s real property and that matures in December 2018.  We account for the investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt.  We are not directly liable for this debt, but the carrying value of our investment in this joint venture ($15,692 at March 31, 2013) could be adversely affected if PTP defaulted on this debt and PTP’s property was used to satisfy this debt.  In connection with the loan agreement entered by PTP, we and Tejon, the owner of the majority interest in PTP, each agreed to indemnify the lender against liability from environmental matters related to PTP’s sites.

Related Party Transactions (dollars in thousands, except share amounts)

Relationships with HPT, RMR and AIC

We have relationships and historical and continuing transactions with our Directors, our executive officers, HPT, RMR, AIC and other companies to which RMR provides management services and others affiliated with them.  For example: HPT is our former parent company, our principal landlord and our largest shareholder and RMR provides management services to both us and HPT; we, RMR, HPT and five other companies to which RMR provides management services, each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts; and RMR, a company that employs our President and Chief Executive Officer; our Executive Vice President, Chief Financial Officer and Treasurer; our Executive Vice President and General Counsel; and both of our Managing Directors and which is majority owned by one of our Managing Directors, assists us with various aspects of our business pursuant to a business management and shared services agreement and provides building management services related to our headquarters office building pursuant to a property management agreement.  For further information about these and other such relationships and related person transactions, please see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our proxy statement for our annual meeting of shareholders scheduled to be held on May 20, 2013, or our Proxy Statement, and our other filings with the SEC, including Note 16 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company

Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.   Copies of certain of our agreements with our related parties, including our leases, deferral agreement and related amendments with HPT, our business management and shared services agreement and property management agreement with RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with HPT, RMR and AIC are on commercially reasonable terms.  We also believe that our relationships with HPT, RMR and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

Relationship with PTP

We own a 40% interest in PTP and operate the two travel centers PTP owns.  Additional information regarding our relationship and transactions with PTP can be found above in “Off Balance Sheet Arrangements” and in Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report, both of which are incorporated herein by reference.

Environmental and Climate Change Matters (dollars in thousands)

At March 31, 2013, we had an accrued liability of $9,188 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $2,136, resulting in an estimated net amount of $7,052 that we expect to need to fund in the future.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our travel centers, individually or in the aggregate, would be material to our financial condition or results of operations.

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

For further information about these and other environmental and climate change matters, see the disclosure under the heading “Environmental Matters” in Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. — “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, filed with the SEC on March 18, 2013.  Our exposure to market risks has not changed materially from that set forth in our Annual Report.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and Rule 15d-15.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE:

•                  THIS QUARTERLY REPORT INCLUDES STATEMENTS THAT OUR NET LOSS DECREASED AND THAT OUR FUEL GROSS MARGIN, NONFUEL SALES AND NONFUEL GROSS MARGIN LEVELS INCREASED.  AN IMPLICATION OF THESE STATEMENTS MAY BE THAT WE WILL BE ABLE TO OPERATE PROFITABLY IN THE FUTURE.  IN FACT, THERE ARE MANY FACTORS WHICH WILL IMPACT OUR FUTURE OPERATIONS THAT MAY CAUSE US TO OPERATE UNPROFITABLY IN ANNUAL AND/OR QUARTERLY PERIODS IN ADDITION TO THOSE STATED ITEMS, INCLUDING SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS SEASONALITY, THE CONDITION OF THE U.S. ECONOMY GENERALLY, THE FUTURE DEMAND FOR OUR GOODS AND SERVICES AND COMPETITION IN OUR BUSINESS;

•                  THIS QUARTERLY REPORT STATES OUR CURRENT OBSERVATIONS AS TO ECONOMIC AND INDUSTRY CONDITIONS.  RECENT ECONOMIC DATA HAS BEEN MIXED AND IMPROVEMENTS, IF ANY, IN THE U.S. ECONOMY OR IN THE TRUCKING OR TRAVEL CENTER INDUSTRIES MAY NOT CONTINUE, AND OUR FUEL AND NONFUEL SALES VOLUMES MAY NOT INCREASE BUT MAY DECLINE;

•                  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE.  LEGISLATION AND REGULATION REGARDING CLIMATE CHANGE, INCLUDING GREENHOUSE GAS EMISSIONS, AND OTHER ENVIRONMENTAL MATTERS MAY BE ADOPTED OR ADMINISTERED AND ENFORCED DIFFERENTLY IN THE FUTURE, AND ANY SUCH CHANGES OR ANY GLOBAL CLIMATE CHANGE COULD ADVERSELY IMPACT OUR OPERATIONS, CAUSE US TO EXPEND SIGNIFICANT AMOUNTS AND CAUSE OUR BUSINESS AND FINANCIAL CONDITION TO DECLINE MATERIALLY;

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE ACQUIRED TRAVEL CENTER LOCATIONS DURING 2012, LISTS SEVERAL PURCHASES THAT WE HAVE COMPLETED OR AGREED TO COMPLETE DURING 2013, STATES THAT WE EXPECT A PURCHASE TO BE COMPLETED DURING THE SECOND QUARTER OF 2013 AND STATES THAT WE CURRENTLY INTEND TO CONTINUE OUR EFFORTS TO SELECTIVELY ACQUIRE ADDITIONAL PROPERTIES.  THE IMPLICATIONS OF THESE STATEMENTS MAY BE THAT WE WILL BE ABLE TO COMPLETE THE REFERENCED PURCHASE, WE WILL BE ABLE TO OPERATE OUR PURCHASED LOCATIONS PROFITABLY, AND WE WILL BE ABLE TO CONTINUE TO IDENTIFY AND COMPLETE ADDITIONAL PURCHASES.  MANY OF THE TRAVEL CENTERS WE HAVE ACQUIRED PRODUCED OPERATING RESULTS WHICH MAY HAVE CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW OPERATIONS INTO OUR EXISTING OPERATIONS AND SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS THE LEVEL OF DEMAND FOR OUR GOODS AND SERVICES ARISING FROM THE U.S. ECONOMY GENERALLY.  ALSO, THE PENDING ACQUISITIONS ARE SUBJECT TO CONDITIONS, WHICH MAY NOT BE SATISFIED AND COULD RESULT IN THOSE ACQUISITIONS NOT OCCURRING OR BEING DELAYED, OR COULD RESULT IN THE

TERMS OF THE ACQUISITIONS CHANGING.  FURTHER, WE MAY NOT SUCCEED IN IDENTIFYING AND/OR ACQUIRING OTHER PROPERTIES;

•                  THIS QUARTERLY REPORT STATES THAT WE RECENTLY ENTERED AN AGREEMENT WITH SHELL PURSUANT TO WHICH SHELL HAS AGREED TO CONSTRUCT A NETWORK OF NATURAL GAS REFUELING LANES AT UP TO 100 OF OUR TRAVEL CENTERS LOCATED ALONG THE U.S. INTERSTATE HIGHWAY SYSTEM, INCLUDING TRAVEL CENTERS WE LEASE FROM HPT.  NATURAL GAS FUELING FOR THE TRUCKING INDUSTRY IS NEW AND WE CANNOT ASSURE YOU THAT A TRUCKER MARKET FOR NATURAL GAS WILL DEVELOP; AND, ACCORDINGLY, WE OR SHELL MAY DETERMINE TO ABANDON THIS PROJECT. LAND USE REGULATIONS AT OUR TRAVEL CENTERS MAY PREVENT INSTALLATION OF NATURAL GAS FUELING LANES OR THE INSTALLATION OR OPERATION OF NATURAL GAS FUELING LANES MAY REQUIRE REGULATORY APPROVALS AND SPECIALIZED EQUIPMENT AND TRAINED PERSONNEL WHICH MAY NOT BE TIMELY AVAILABLE OR MAY BE MORE COSTLY THAN WE EXPECT. THE DISTANCES WHICH MAY BE COVERED BY NATURAL GAS POWERED VEHICLES DEPEND UPON TECHNOLOGIES WHICH ARE BEING DEVELOPED, AND IT MAY NOT BE POSSIBLE TO CROSS THE UNITED STATES USING NATURAL GAS FUEL PURCHASED AT ONLY OUR LOCATIONS. FOR THESE AND OTHER REASONS, THE INFRASTRUCTURE NECESSARY FOR NATURAL GAS POWERED TRUCKS TO TRAVEL ACROSS THE UNITED STATES MAY REQUIRE MORE TRAVEL CENTER LOCATIONS THAN WE HAVE OR ARE ABLE TO CREATE;

•                  THIS QUARTERLY REPORT STATES THAT WE HAD $136.0 MILLION OF CASH AND CASH EQUIVALENTS AT MARCH 31, 2013, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR BANK CREDIT FACILITY, THAT WE RECEIVED $22.7 MILLION FROM HPT FOR SALES TO HPT OF QUALIFYING IMPROVEMENTS, THAT WE EXPECT TO SELL TO HPT IMPROVEMENTS WE HAVE MADE, AND THAT WE HAVE THE ABILITY TO SELL TO HPT ADDITIONAL CAPITAL IMPROVEMENTS WE MAY MAKE IN THE FUTURE, TO THE PROPERTIES WE LEASE FROM HPT, THAT IN JANUARY 2013 WE RAISED NET PROCEEDS OF APPROXIMATELY $105.1 MILLION FROM THE SALE OF SENIOR NOTES, AND THAT WE OWN UNENCUMBERED REAL ESTATE THAT MAY BE AN ADDITIONAL SOURCE OF LIQUIDITY OVER TIME.  THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL LIQUIDITY.  IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH.  AS OF MARCH 31, 2013, $55.1 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO PROVIDE LETTERS OF CREDIT TO OUR SUPPLIERS, INSURERS AND TAXING AUTHORITIES AND WE HAVE COLLATERALIZED OUR BANK FACILITY WITH SUBSTANTIALLY ALL OF OUR CASH, ACCOUNTS RECEIVABLE, INVENTORIES, EQUIPMENT AND INTANGIBLE ASSETS.  IN ADDITION, OUR BUSINESS REQUIRES US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS, HPT IS NOT OBLIGATED TO PURCHASE THE IMPROVEMENTS WE MAY REQUEST AND WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE.   ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

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

PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE;

•                  THIS QUARTERLY REPORT STATES THAT IN JANUARY 2013 WE COMPLETED A SALE OF $110 MILLION AGGREGATE PRINCIPAL AMOUNT OF OUR 8.25% SENIOR NOTES DUE IN 2028, RECEIVED NET PROCEEDS OF APPROXIMATELY $105.1 MILLION AFTER UNDERWRITER DISCOUNTS AND COMMISSIONS AND OTHER OFFERING EXPENSES.  THESE STATEMENTS MAY IMPLY THAT WE WILL BE ABLE TO EMPLOY THE NET PROCEEDS FROM THE SALE OF THE SENIOR NOTES IN INVESTMENTS THAT WILL PROVIDE US A NET RETURN IN EXCESS OF THE INTEREST PAYABLE WITH RESPECT TO THE SENIOR NOTES.  IN FACT, WE MAY NOT SUCCEED IN MAKING INVESTMENTS THAT GENERATE RETURNS AND WE MAY BE REQUIRED TO USE THE PROCEEDS FOR PURPOSES OTHER THAN INVESTMENT ACTIVITIES OR OTHER EXPANSION ACTIVITIES, SUCH AS TO FUND WORKING CAPITAL REQUIREMENTS OR TO FUND OPERATING LOSSES IN OUR BUSINESS;

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

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200 MILLION.  HOWEVER, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORIES THAT VARY IN AMOUNT FROM TIME TO TIME.  ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200 MILLION; WE HAD $171.7 MILLION OF BORROWING AND LETTER OF CREDIT AVAILABILITY UNDER OUR CREDIT FACILITY AS OF MARCH 31, 2013, OF WHICH $55.1 MILLION WAS UTILIZED FOR OUTSTANDING LETTERS OF CREDIT.  ALSO, THIS QUARTERLY REPORT STATES THAT THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION.  NONETHELESS, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY NEED OR WANT TO DO SO;

•                 WE MAY NOT REALIZE OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC; AND

•                 THIS QUARTERLY REPORT STATES THAT WE BELIEVE THAT OUR RELATIONSHIPS WITH HPT, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

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

RESULTS THAT DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY ALSO BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS AS DESCRIBED MORE FULLY  IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012, INCLUDING UNDER “WARNING CONCERNING FORWARD LOOKING STATEMENTS” AND “ITEM 1A.  RISK FACTORS,” AND ELSEWHERE IN THIS QUARTERLY REPORT.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.  EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Part II. Other Information

Item 1. Legal Proceedings

The disclosure under the heading “Legal Proceedings” in Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report, except for the addition below.

Our licenses, permits and related approvals necessary for our gaming operations may restrict our ownership or prevent or delay any change of control of us.

In February 2013, our wholly owned subsidiary, TA Operating Nevada LLC, became licensed by the Nevada Gaming Commission to share in gaming revenues generated by the operator of a casino located at one of our travel centers located in Nevada and, as owner of this subsidiary, we were registered with the Nevada Gaming Commission as a publicly traded corporation.  We intend to expand our gaming operations in Nevada in the future.  As a result of our involvement in gaming operations through our subsidiary, we and our subsidiary are subject to laws, regulations and ordinances which are administered by the Nevada Gaming Commission.  Among other things, these regulations require persons who seek to control us to obtain the prior approval of the Nevada Gaming Commission to exercise such control; require shareholders (including groups of shareholders acting together) holding 5% or more of any class of our voting securities to report their ownership to the Nevada Gaming Commission; and require persons or groups of persons owning greater than 10% of our voting securities to apply for, be investigated by, and obtain relevant approvals and findings of suitability from the Nevada Gaming Commission.  Further, upon request of the Nevada Gaming Commission, any person holding any of our equity or debt securities may be required to apply to the Nevada Gaming Commission for a determination of suitability.  Under the regulations, the Nevada Gaming Commission may limit our involvement with or ownership of securities by persons it determines to be unsuitable.  Additionally, our wholly owned subsidiary, TA Operating LLC, is licensed by the State of Louisiana to share in gaming revenues generated by the operator of video gaming machines at several of our travel centers in Louisiana.  As a result, our ownership and the ownership, management and operation of these businesses are subject to laws, regulations and ordinances which are administered by the Louisiana Gaming Control Board.  Among other things, the Louisiana Gaming Control Board requires all holders of 5% or more of any class of our securities to submit to suitability requirements.  These regulations may deter persons from attempting to acquire control of us or implement changes that they consider beneficial.

Item 6. Exhibits

Exhibit 3.1	Certificate of Formation of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)

Exhibit 3.2	Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 27, 2013)

Exhibit 3.3

Amended and Restated Bylaws of TravelCenters of America LLC, as amended and restated on February 21, 2013 (Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on February 27, 2013)

Exhibit 4.1	Form of Share Certificate (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)

Exhibit 4.2

Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed January 15, 2013)

Exhibit 4.3

First Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed January 15, 2013)

Exhibit 10.1

Amendment Agreement, dated as of April 15, 2013, among HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC and together with HPT TA Trust, HPT TA LLC, HPT PSC Trust, TA Leasing LLC and TA Operating LLC (filed herewith)

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

Exhibit 101.1

The following materials from TravelCenters of America LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.  (furnished herewith.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	Andrew J. Rebholz
May 7, 2013		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)