Form 10-Q
period 2013-06-30
TRAVELCENTERS OF AMERICA LLC
filed 2013-08-06
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of Common Shares outstanding at August 5, 2013: 29,570,141 common shares.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

June 30, 2013

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$135,091	$35,189
Accounts receivable (less allowance for doubtful accounts of $1,776 as of June 30, 2013, and $1,516 as of December 31, 2012)	179,084	106,273
Inventories	192,404	191,006
Other current assets	56,075	61,020
Total current assets	562,654	393,488

Property and equipment, net	609,444	576,512
Goodwill and intangible assets, net	24,571	20,041
Other noncurrent assets	33,414	28,240
Total assets	$1,230,083	$1,018,281

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$209,387	$143,605
Current HPT Leases liabilities	31,557	28,354
Other current liabilities	143,078	111,168
Total current liabilities	384,022	283,127

Noncurrent HPT Leases liabilities	344,750	351,135
Senior Notes due 2028	110,000	—
Other noncurrent liabilities	32,579	30,585
Total liabilities	871,351	664,847

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 31,683,666 shares authorized at June 30, 2013, and December 31, 2012, and 29,570,141 and 29,536,466 shares issued and outstanding at June 30, 2013, and December 31, 2012, respectively	606,965	605,106
Accumulated other comprehensive income	893	1,299
Accumulated deficit	(249,126)	(252,971)
Total shareholders’ equity	358,732	353,434

Total liabilities and shareholders’ equity	$1,230,083	$1,018,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2013	2012

Revenues:
Fuel	$1,635,400	$1,689,007
Nonfuel	380,041	348,743
Rent and royalties	3,313	3,757
Total revenues	2,018,754	2,041,507

Cost of goods sold (excluding depreciation):
Fuel	1,545,588	1,592,870
Nonfuel	171,938	154,414
Total cost of goods sold (excluding depreciation)	1,717,526	1,747,284

Operating expenses:
Site level operating	190,646	176,088
Selling, general & administrative	24,482	24,366
Real estate rent	52,104	49,347
Depreciation and amortization	14,025	12,405
Total operating expenses	281,257	262,206

Income from operations	19,971	32,017

Income from equity investees	723	662
Acquisition costs	(205)	(316)
Interest income	307	360
Interest expense	(4,430)	(2,482)
Income before income taxes	16,366	30,241
Provision for income taxes	382	389
Net income	$15,984	$29,852

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $(85) and $(50), respectively	(199)	(127)
Equity interest in investee’s unrealized loss on investments	(73)	(3)
Other comprehensive income (loss)	(272)	(130)

Comprehensive income	$15,712	$29,722

Net income per share:
Basic and diluted	$0.54	$1.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Six Months Ended
	June 30,
	2013	2012

Revenues:
Fuel	$3,260,507	$3,372,200
Nonfuel	709,235	656,897
Rent and royalties	6,363	7,279
Total revenues	3,976,105	4,036,376

Cost of goods sold (excluding depreciation):
Fuel	3,093,767	3,207,617
Nonfuel	317,303	291,184
Total cost of goods sold (excluding depreciation)	3,411,070	3,498,801

Operating expenses:
Site level operating	374,579	346,225
Selling, general & administrative	47,709	47,533
Real estate rent	103,988	98,845
Depreciation and amortization	27,248	24,264
Total operating expenses	553,524	516,867

Income from operations	11,511	20,708

Income from equity investees	1,159	462
Acquisition costs	(320)	(458)
Interest income	542	582
Interest expense	(8,495)	(4,994)
Income before income taxes	4,397	16,300
Provision for income taxes	552	633
Net income	$3,845	$15,667

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $(138) and $(3), respectively	(325)	(4)
Equity interest in investee’s unrealized loss on investments	(81)	(4)
Other comprehensive income (loss)	(406)	(8)

Comprehensive income	$3,439	$15,659

Net income per share:
Basic and diluted	$0.13	$0.54

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net income	$3,845	$15,667
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash rent expense	(4,400)	(4,806)
Share based compensation expense	1,859	1,095
Depreciation and amortization expense	27,248	24,264
Income from equity investees	(1,159)	(462)
Distribution from equity investee	—	2,000
Amortization of deferred financing costs	325	175
Deferred income tax provision	180	208
Provision for doubtful accounts	128	14
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(73,102)	(24,364)
Inventories	(476)	4,217
Other current assets	6,079	4,160
Accounts payable and other current liabilities	101,063	57,965
Other, net	1,431	167
Net cash provided by operating activities	63,021	80,300

Cash flows from investing activities:
Proceeds from sales of improvements to HPT	43,694	18,065
Proceeds from asset sales	39	111
Acquisitions of businesses, net of cash acquired	(27,887)	(17,830)
Capital expenditures	(84,703)	(68,392)
Net cash used in investing activities	(68,857)	(68,046)

Cash flows from financing activities:
Proceeds from sale/leaseback transactions with HPT	1,535	—
Proceeds from Senior Notes issuance	110,000	—
Sale/leaseback financing obligation payments	(1,022)	(1,098)
Payment of deferred financing fees	(4,749)	(22)
Net cash provided by (used in) financing activities	105,764	(1,120)

Effect of exchange rate changes on cash	(26)	(3)

Net increase in cash	99,902	11,131

Cash and cash equivalents at the beginning of the period	35,189	118,255
Cash and cash equivalents at the end of the period	$135,091	$129,386

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest)	$6,882	$4,781
Income taxes paid (net of refunds)	$685	$950

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

1.                                      Basis of Presentation, Business Description and Organization

TravelCenters of America LLC, which we refer to as the Company or we, us and our, operates and franchises primarily travel centers under the “TravelCenters of America,” “TA” or related brand names, or the TA brand, and the “Petro Stopping Centers” and “Petro” brand names, or the Petro brand, and other brand names along the U.S. interstate highway system.  Our customers include long haul trucking fleets and their drivers, independent truck drivers and motorists.

At June 30, 2013, our geographically diverse business included 247 locations in 42 U.S. states and in Canada.  As of June 30, 2013, we operated 214 of these locations, which we refer to as Company operated sites, and our franchisees operated 33 of these locations. Of our 247 locations at June 30, 2013, we owned 30, we leased or managed 190 from or for others, including 185 that we leased from Hospitality Properties Trust, or HPT, and franchisees owned or leased 27 from others.  We sublease to franchisees six locations we lease from HPT.

Our travel centers include over 25 acres of land on average and typically offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel and convenience stores and various other driver amenities.  We also collect rents, royalties and other fees from our franchisees.

We manage our business on the basis of one operating segment and, therefore, have one reportable segment. Our locations sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar groups of customers. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry.  We have only a single travel center located in a foreign country, Canada, and, we do not consider the revenues and assets related to our operations in Canada to be material to us.

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

We have reclassified certain prior year amounts between real estate rent and depreciation and amortization to be consistent with the current year presentation.  The total amounts of prior year operating expenses are unchanged.

Recently Issued Accounting Pronouncements

In January 2013, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income, or AOCI. Companies are also required to present details of reclassifications in the disclosure of changes in AOCI balances. The update is effective for interim and annual reporting periods beginning after December 15, 2012. The implementation of this update did not cause any changes to our condensed consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which requires the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  This update is effective for fiscal years and interim reporting periods beginning after December 15, 2013.  Early adoption is permitted.  We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income, as reported	$15,984	$29,852	$3,845	$15,667
Less: net income attributable to participating securities	992	1,711	239	899
Net income available to common shareholders	$14,992	$28,141	$3,606	$14,768

Weighted average common shares(1)	27,716,024	27,144,909	27,707,211	27,134,194

Basic and diluted net income per share	$0.54	$1.04	$0.13	$0.54

(1)         Excludes the unvested shares granted under our share award plan, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shareholders.  The weighted average number of unvested shares outstanding for the three months ended June 30, 2013 and 2012, was 1,834,847 and 1,650,413, respectively.  The weighted average number of unvested shares outstanding for the six months ended June 30, 2013 and 2012, was 1,836,368 and 1,650,970, respectively.

3.                                      Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2013	2012

Nonfuel products	$149,097	$144,025
Fuel products	43,307	46,981
Total inventories	$192,404	$191,006

4.                                      Acquisitions

During the first half of 2013, we acquired for cash the assets at six locations for an aggregate of approximately $27,948, and we accounted for these transactions as business combinations.  Two of these locations were purchased from franchisees.  We have included the results of the acquired sites in our condensed consolidated financial statements from their respective dates of acquisition.  The pro forma impact of including the results of operations of the acquired business from the beginning of the period is not material to our results of operations.  The following table summarizes the amounts assigned, based on their fair values, to the assets we acquired and liabilities we assumed in the business combinations described above.  The estimates of fair values for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the acquisition date).

Cash	$61
Inventories	962
Other current assets	7
Property and equipment	22,239
Goodwill	5,077
Other noncurrent assets	295
Other current liabilities	(279)
Other noncurrent liabilities	(414)
Total purchase price	$27,948

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

During the three and six months ended June 30, 2013, we incurred and charged to expense $205 and $320, respectively, of acquisition costs related to our acquisition activity.

5.                                      Senior Notes

On January 15, 2013, we issued at par of $110,000 aggregate principal amount of our 8.25% Senior Notes, or the Senior Notes, in an underwritten public offering.  The Senior Notes are our senior unsecured obligations. The Senior Notes bear interest at 8.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013. The Senior Notes will mature (unless previously redeemed) on January 15, 2028. We may, at our option, at any time on or after January 15, 2016, redeem some or all of the Senior Notes by paying 100% of the principal amount of the Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.  The indenture governing our Senior Notes does not limit the amount of indebtedness we may incur.  We may issue additional debt from time to time.  Total expenses of the offering of $4,914 were capitalized as deferred financing costs, which are included in other noncurrent assets in our condensed consolidated balance sheet.

We estimate that the fair value of our Senior Notes was $115,280 based on the trading price (a Level 1 input) of our Senior Notes on or about June 30, 2013.  The fair value of the Senior Notes exceeds the book value because the Senior Notes were trading at a premium to their par value.

6.                                      Accumulated Other Comprehensive Income

Accumulated other comprehensive income at June 30, 2013, consisted of the following:

	Foreign currency translation adjustment	Equity interest in investee’s unrealized gain (loss) on investments	Accumulated other comprehensive income

Balance at December 31, 2012	$1,200	$99	$1,299

Foreign currency translation adjustment, net of tax of $(138)	(325)	—	(325)
Equity interest in investee’s unrealized loss on investments	—	(81)	(81)
Other comprehensive income (loss), net of tax	(325)	(81)	(406)

Balance at June 30, 2013	$875	$18	$893

7.                                      Related Party Transactions

Relationship with HPT

HPT was our parent company until 2007 and is our principal landlord and our largest shareholder.  We were created as a separate public company in 2007 as a result of a spin off from HPT.  As of June 30, 2013, HPT owned 2,540,000 of our common shares, representing approximately 8.6% of our outstanding common shares.  One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of HPT.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is also a trustee of HPT, and Mr. Barry Portnoy’s son-in-law is an executive officer of HPT.  Our other Managing Director, Mr. Thomas O’Brien, who is also our President and Chief Executive Officer, was a former executive officer of HPT.  In addition, one of our Independent Directors, Mr. Arthur Koumantzelis, was a trustee of HPT at the time we were created; Mr. Koumantzelis resigned and ceased to be a trustee of HPT shortly before he joined our Board of Directors in 2007.

We have two leases with HPT, the TA Lease and the Petro Lease, pursuant to which we lease 185 locations from HPT.  Our TA Lease is for 145 locations that we operate primarily under the “TravelCenters of America” or “TA” brand names.  Our Petro Lease is for 40 locations that we operate under the “Petro” brand name.  The TA Lease expires on December 31, 2022.  The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each.  We have the right to use the

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

“TA”, “TravelCenters of America” and other trademarks, which are owned by HPT, during the term of the TA Lease.  We refer to the TA Lease and Petro Lease collectively as the HPT Leases.

The HPT Leases are “triple net” leases that require us to pay all costs incurred in the operation of the leased locations, including personnel, utilities, acquiring inventories, providing services to customers, insurance, paying real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those locations at which HPT leases the property and subleases it to us.  We also are required to generally indemnify HPT for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased locations.  In addition, we are obligated to pay HPT at lease expiration an amount equal to an estimate of the cost of removing underground storage tanks on the leased sites.

Effective February 2012, the annual rent amount payable under the TA Lease increased by $5,000 pursuant to the final fixed rent increase included in the HPT Leases.  Accordingly, under the current terms of the HPT Leases, our rent payments to HPT will not increase except as a result of percentage rent and rent related to sales to HPT of improvements we make to properties we lease from HPT, as further described in the following paragraphs, or in the event HPT acquires and leases other properties to us.

Effective January 2012, we began to incur percentage rent payable to HPT under the TA Lease, and effective January 2013, we began to incur percentage rent payable to HPT under the Petro Lease.  Percentage rent under the HPT Leases is based on the excess of our fuel and nonfuel revenues over the applicable base year periods.  The percentage rent is paid to HPT quarterly in arrears.  HPT has agreed to waive the first $2,500 of percentage rent that may become due under the Petro Lease.  The total amount of percentage rent we recognized as expense during the three and six months ended June 30, 2013 and 2012, was $593 and $1,282 and $326 and $1,055, respectively.  The amount of percentage rent that would have been payable under the Petro Lease for the three and six months ended June 30, 2013, was $102 and $217, respectively; because these amounts were waived, we did not recognize them as an expense in the three and six months ended June 30, 2013.

Under the HPT Leases, we may request that HPT purchase certain approved renovations, improvements and equipment at the leased locations in return for increases in our minimum annual rent according to the following formula: the minimum rent per year will be increased by an amount equal to the amount paid by HPT multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%.  During the six months ended June 30, 2013, pursuant to the terms of the HPT Leases, we sold to HPT $45,229 of improvements we made to properties leased from HPT, and, as a result, our minimum annual rent payable to HPT increased by approximately $3,844.  As of June 30, 2013, our property and equipment balance included $5,757 for similar improvements we have made to HPT owned sites that we intend to request that HPT purchase from us for an increase in future rent; however, HPT is not obligated to purchase these improvements.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

The following table summarizes the various amounts related to the HPT Leases and leases with other lessors that are reflected in real estate rent expense in our condensed consolidated statements of operations and comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash payments for rent under the HPT Leases	$53,473	$51,713	$107,125	$102,897
Accrued estimated percentage rent not yet paid	584	208	584	208
Straight line rent adjustments	(523)	(1,013)	(900)	(1,134)
Sale/leaseback financing obligation amortization	(512)	(549)	(1,022)	(1,098)
Rent payments recognized as interest expense	(1,743)	(1,810)	(3,484)	(3,620)
Deferred leasehold improvements allowance amortization	(1,692)	(1,692)	(3,384)	(3,384)
Amortization of deferred gain on sale/leaseback transactions	(77)	(17)	(153)	(34)
Rent expense related to HPT Leases	49,510	46,840	98,766	93,835
Rent paid to others (1)	2,591	2,453	5,198	4,847
Straight line rent adjustments for other leases	3	54	24	163
Total real estate rent expense	$52,104	$49,347	$103,988	$98,845

(1)         Includes rent paid directly to HPT’s landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.

The following table summarizes the various amounts related to the HPT Leases that are included in our balance sheets.

	June 30,	December 31,
	2013	2012

Current HPT Leases liabilities:
Accrued rent	$17,974	$17,092
Current portion of sale/leaseback financing obligation (1)	2,162	2,038
Current portion of straight line rent accrual (2)	4,346	2,149
Current portion of deferred gain on sale/leaseback transactions (3)	306	306
Current portion of deferred tenant improvements allowance (4)	6,769	6,769
Total Current HPT Leases liabilities	$31,557	$28,354

Noncurrent HPT Leases liabilities:
Deferred rent obligation (5)	$150,000	$150,000
Sale/leaseback financing obligation (1)	82,584	82,195
Straight line rent accrual (2)	51,996	55,233
Deferred gain on sale/leaseback transactions (3)	2,639	2,792
Deferred tenant improvements allowance (4)	57,531	60,915
Total Noncurrent HPT Lease liabilities	$344,750	$351,135

(1)         Sale/leaseback Financing Obligation.  GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheet the leased assets at thirteen of the locations previously owned by our predecessor that we now lease from HPT because we subleased more than a minor portion of those locations to third parties, and one location did not qualify for operating lease treatment for other reasons.  Accordingly, we recorded the leased assets at these locations at an amount equal to HPT’s recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale/leaseback financing obligation in our consolidated balance sheet.  In addition, sales to HPT of improvements at these locations are accounted for as sale/leaseback financing transactions and these liabilities are increased by the amount of proceeds we receive from HPT.  We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the sale/leaseback financing obligation and a portion as interest expense in our consolidated statements of operations and comprehensive income.  We determined the allocation of these rent payments to the liability and to interest expense using the effective interest method.  During 2012, the subleases at four of these locations were terminated, qualifying the related locations for sale leaseback accounting and reducing this liability.  The amounts allocated to interest expense were $1,743 and

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

$1,810 for the three months ended June 30, 2013 and 2012, respectively, and $3,484 and $3,620 for the six months ended June 30, 2013 and 2012, respectively.

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

On April 15, 2013, we entered an agreement with Equilon Enterprises LLC doing business as Shell Oil Products US, or Shell, pursuant to which Shell has agreed to construct a network of natural gas fueling lanes at up to 100 of our travel centers located along the U.S. interstate highway system, including locations we lease from HPT.  In connection with that agreement, on April 15, 2013, we and HPT amended the HPT Leases to revise the calculation of percentage rent payable by us under the HPT Leases, with the intended effect that the amount of percentage rent be unaffected by the type of fuel sold, whether diesel fuel or natural gas.  That amendment also made certain administrative changes.  Also on that date, in order to facilitate our agreement with Shell, HPT entered into a subordination, non-disturbance and attornment agreement with Shell, whereby HPT agreed to recognize Shell’s license and other rights with respect to the natural gas fueling lanes at our HPT leased locations on certain conditions and in certain circumstances.

On July 1, 2013, HPT purchased land that was previously leased by HPT from a third party and subleased to us under the TA Lease.  Effective as of that date rents due to that third party and our reimbursement of those rents to HPT under the terms of the TA Lease ceased.  Also on that date, we and HPT amended the TA Lease to reflect our direct lease from HPT of that land and certain minor properties adjacent to existing travel centers included in the TA Lease purchased by HPT and to increase annual rent by 8.5% of HPT’s total investment in these properties, or $537.

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

Pursuant to our business management agreement and property management agreement with RMR, we recognized aggregate fees of $2,899 and $2,762 for the three months ended June 30, 2013 and 2012, respectively, and $5,416 and $5,114 for the six months ended June 30, 2013 and 2012, respectively.  These amounts are included in selling, general and administrative expenses in our condensed consolidated financial statements.

Relationship with AIC

We, RMR, HPT and five other companies to which RMR provides management services each currently own 12.5% of Affiliates Insurance Company, or AIC, an Indiana insurance company.   All of our Directors, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  As of June 30, 2013, we have invested $5,229 in AIC since its formation in November 2008.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.  Our investment in AIC had a carrying value of $5,703 and $5,629 as of June 30, 2013 and December 31, 2012, respectively.  We recognized income of $79 and $76 for the three months ended June 30, 2013 and 2012, respectively, and $155 and $121 for the six months ended June 30, 2013 and 2012, respectively, related to our investment in AIC.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2013 for a one year term and we paid a premium, including taxes and fees, of $2,743 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in that program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Relationship with PTP

PTP is a joint venture between us and Tejon Development Corporation, or Tejon, which owned the land on which PTP has built two travel centers in California.  We own a 40% interest in PTP and operate the two locations PTP owns for which we receive management and accounting fees.  The carrying value of the investment in PTP as of June 30, 2013 and December 31, 2012, was $16,336 and $15,332, respectively.  We recognized management and accounting fee income of $200 for each of the three months ended June 30, 2013 and 2012, and $400 for each of the six months ended June 30, 2013 and 2012.  At June 30, 2013 and December 31, 2012, we had a net payable to PTP of $373 and $575, respectively.  We recognized income of $644 and $586 during the three months ended June 30, 2013 and 2012, respectively, and $1,004 and $341 during the six months ended June 30, 2013 and 2012, respectively, related to this investment.  In June 2012, we received a $2,000 distribution from PTP that represented a return on our investment; accordingly, this distribution is included in cash provided by operating activities in the accompanying statement of cash flows.

8.                                      Commitments and Contingencies

Commitments

As of June 30, 2013, we had entered an agreement to acquire a location for approximately $1,512.  We expect to complete the acquisition of this location in August 2013, but this purchase is subject to conditions and may not occur, may be delayed or its terms may change.

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

Environmental Matters

Extensive environmental laws regulate our operations and properties.  These laws may require us to investigate and clean up hazardous substances, including petroleum products, released at our owned and leased properties.  Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance.  We use both underground storage tanks and above ground storage tanks to store petroleum products and waste at our locations.  We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release.  At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water.  Under the terms of our leases, we generally have agreed to indemnify HPT for any environmental liabilities related to locations that we lease from HPT and we are required to pay all environmental related expenses incurred in the operation of the locations.

From time to time we have received, and in the future likely will receive, notices of alleged violations of environmental laws or otherwise have become or will become aware of the need to undertake corrective actions to comply with environmental laws at our locations.  Investigatory and remedial actions were, and regularly are, undertaken with respect to releases of hazardous substances at our locations.  In some cases we received, and may receive, contributions to partially offset our environmental costs from insurers, from state funds established for environmental clean up associated with the sale of petroleum products or from indemnitors who agreed to fund certain environmental related costs at locations purchased from those indemnitors.  To the extent we incur material amounts for environmental matters for which we do not receive insurance or other third party reimbursement or for which we have not previously recorded a reserve, our operating results may be materially adversely affected.  In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed.

At June 30, 2013, we had a gross accrued liability of $8,965 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $2,331, resulting in an estimated net amount of $6,634 that we expect to need to fund in the future.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our locations, individually or in the aggregate, would be material to our financial condition or results of operations.

We have insurance of up to $10,000 for certain environmental liabilities at certain of our locations that were known at the time the policies were issued, and up to $40,000 for certain environmental liabilities not known by us at the time the policies were issued, subject, in each case, to certain limitations and deductibles.  However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.

While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future or the ultimate outcome of matters currently pending.  We cannot be certain that contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future.  If we discover additional environmental problems, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts.  For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor vehicle gasoline and diesel fuel, could negatively impact our business.  Further, legislation and regulations that limit carbon emissions also may cause our energy costs at our locations to increase.

Legal Proceedings

In May 2010, the California Attorney General commenced litigation on behalf of the California State Water Resources Control Board against various defendants, including us, HPT TA Properties Trust (which is a subsidiary of HPT), PTP and Tejon in

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

the Superior Court of California for Alameda County seeking unspecified civil penalties and injunctive relief for alleged violations of underground storage tank laws and regulations at various facilities in Kern and Merced Counties, which alleged violations do not include release of contamination into the environment.  On July 26, 2010, the California Attorney General voluntarily dismissed this litigation against us and the other named defendants, and on September 2, 2010, refiled its complaint against the same defendants in the Superior Court of California for Merced County, seeking unspecified civil penalties and injunctive relief.  We have denied the material allegations in the complaint and asserted various affirmative defenses.  The parties are currently engaged in settlement negotiations.  We intend to defend this lawsuit if a settlement is not reached.  Under the TA Lease and our expired lease agreement with Tejon for a location that was closed in 2009, we are liable to indemnify HPT TA Properties Trust and Tejon for any liabilities, costs and expenses they incur in connection with this litigation.  We have accrued an estimated loss for this matter and believe that the additional amount of loss we may realize, if any, upon the ultimate resolution of this matter in excess of the amount we have accrued will not be material to us.

Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in U.S. district courts in over 20 states.  Major petroleum refiners and retailers were named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale.  One theory alleges that the plaintiffs purchased smaller amounts of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy.  A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  These “tax” cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays.  A third theory, advanced more recently in connection with plaintiffs’ request for class certification, alleges that all purchasers of fuel at any temperature are harmed because the defendants do not use equipment that adjusts for temperature or disclose the temperature of fuel being sold, and thereby deprive customers of information they allegedly require to make an informed purchasing decision.  We believe that there are substantial factual and legal defenses to the theories alleged in these so called “hot fuel” lawsuits.  The “temperature” cases seek nonmonetary relief in the form of an order requiring the defendants to install devices that display the temperature of the fuel and/or temperature correcting equipment on their retail fuel pumps and monetary relief in the form of damages, but the plaintiffs have not quantified the damages they seek.  The “tax” cases also seek monetary relief.  Plaintiffs have proposed a formula (which we dispute) to measure these damages as the difference between the amount of fuel excise taxes paid by defendants and the amount collected by defendants on motor fuel sales.  Plaintiffs have taken the position in filings with the Court that under this approach, our damages for an eight-year period for one state would be approximately $10,700.  We deny liability and disagree with the plaintiffs’ positions.  All of these cases have been consolidated in the U.S. District Court for the District of Kansas pursuant to multi-district litigation procedures.  On May 28, 2010, that Court ruled that, with respect to two cases originally filed in the U.S. District Court for the District of Kansas, it would grant plaintiffs’ motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel).  On January 19, 2012, the Court amended its prior ruling, and certified a class with respect to plaintiffs’ claims for damages as well.  A TA entity was named in one of those two Kansas cases, but the Court ruled that the named plaintiffs were not sufficient to represent a class as to TA.  TA was thereafter dismissed from the Kansas case, and TA entities have been dismissed voluntarily from several other cases as well.  Several defendants in the Kansas cases, including major petroleum refiners, have entered into multi-state settlements.  Following a September 2012 trial against the remaining defendants in the Kansas cases, the jury returned a unanimous verdict in favor of those Kansas defendants, and the judge likewise ruled in the Kansas defendants’ favor on the sole non-jury claim.  In early 2013, the Court announced its intention to remand three cases originally filed in federal district courts in California back to their original courts.  A TA entity is named in one of these three California cases.  Recently, the Court severed one defendant from these California cases and announced that the cases would proceed with respect to that defendant, and would be stayed as to all others, including TA.  On April 9, 2013, the Court granted plaintiffs’ motion for class certification in the California cases.  The class is limited to the “liability” and injunctive aspects of plaintiffs’ claims, leaving the question of relief in the form of damages for a second phase of the trial.  The Court has not issued a decision on class certification or motions for summary judgment with respect to the remaining cases that have been consolidated in the multi-district litigation.  We cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits, but, the continued costs to defend these cases could be significant.

On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the U.S. District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant, which was allowed on March 25, 2010.  The amended complaint also added as defendants Ceridian Corporation, Pilot Travel Centers LLC and Love’s Travel Stops & Country Stores, Inc.  Comdata markets fuel cards which are used for payments by trucking companies at truck stops.  The amended complaint alleged antitrust violations arising out of Comdata’s

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

contractual relationships with truck stops in connection with its fuel cards.  The plaintiffs have sought unspecified damages and injunctive relief.  On March 24, 2011, the Court dismissed the claims against TA in the amended complaint, but granted plaintiffs leave to file a new amended complaint.  Four independent truck stop owners, as plaintiffs, filed a new amended complaint against us on April 21, 2011, repleading their claims.  On May 6, 2011, we renewed our motion to dismiss the complaint with prejudice while discovery otherwise proceeded.  The Court denied our renewed motion to dismiss on March 29, 2012, and we filed an answer to the complaint on April 30, 2012.  The Court has set a schedule that provides that trial shall begin on August 4, 2014.  We believe that there are substantial factual and legal defenses to the plaintiffs’ claims against us.  We cannot estimate our ultimate exposure to loss or liability, if any, related to this lawsuit, but the continued costs to defend this case could be significant.

In February 2012, Riverside County in the State of California performed its annual inspection of the underground storage tank systems at one of our sites and subsequently asserted that we were in violation of state laws and regulations governing the operation of those systems.  On June 3, 2013, the Superior Court of Riverside County approved a settlement agreement between us and Riverside County which resolved all of Riverside County’s claims regarding the alleged violations of underground storage tank laws at the subject site.  In addition, we simultaneously resolved our claims for indemnification from third parties. We recorded in 2012 an expense with respect to this matter of $26, which is net of our receipt of third party indemnification payments.

In addition to the legal proceedings referenced above, we are routinely involved in various other legal and administrative proceedings, including tax audits incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

9.                                      Income Taxes

Because we do not have sufficient history of generating taxable income we do not currently recognize in our income tax provision the future benefit of all of our deferred tax assets, including the tax benefit associated with our loss carry forwards from prior years.  We will continue to assess our ability to generate taxable income during future periods in which our deferred tax assets may be realized.  If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statement of operations and comprehensive income, which will affect our results of operations.  As a result of certain trading in our shares during 2007, our 2007 federal net operating loss of $50,346 and other tax credit carry forwards are generally not available to us for the purpose of offsetting future taxable income because of certain Internal Revenue Code provisions regarding changes in ownership of our common shares.  As of December 31, 2012, we had an unrestricted federal net operating loss carry forward of approximately $109,795.  Our federal net operating loss carryforward and tax credits and the majority of our state net operating loss carry forwards will begin to expire in 2027.  Certain of our other state net operating loss carry forwards began to expire in 2012.  In addition, certain states have temporarily suspended the use of net operating loss carry forwards.

For the three months ended June 30, 2013 and 2012, we recognized tax expense of $382 and $389, respectively, which included tax expense of $287 and $232, respectively, for certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.  Tax expense also included $96 and $52 in the second quarter of 2013 and 2012, respectively, related to a noncash deferred liability arising from foreign currency translation adjustments that do not offset our deferred tax assets and from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes.

For the six months ended June 30, 2013 and 2012, we recognized tax expense of $552 and $633, respectively, which included tax expense of $372 and $424, respectively, for certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.  Tax expense also included $180 and $104 in the first six months of 2013 and 2012, respectively, related to a noncash deferred liability arising from foreign currency translation adjustments that do not offset our deferred tax assets and from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes.

In measuring our deferred tax assets, we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for all or a portion of our deferred tax assets.  Judgment is required in considering the relative impact of negative and positive evidence.  The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.  The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is unnecessary.  In order to assess the likelihood of realizing the benefit of these deferred tax assets, we are required to rely on our projections of future income.  We believe that our history of losses coupled with the fact that we have a short history of operating profits that is limited to 2011 and 2012, creates sufficient negative evidence such that we are unable to conclude that realization of the benefit is more likely than not.  As a result, we have concluded that it is appropriate to maintain a full valuation allowance against our net deferred tax assets

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

until our profitability becomes more predictable.  We may reverse some or all of the valuation allowance when we believe that we will more likely than not realize the benefit of our deferred tax assets.  At that time, we will record deferred tax assets as an income tax benefit in our consolidated statements of operations and comprehensive income, which will affect our results of operations.  If our profitability realized during the past two years continues, our estimates and assumptions regarding the valuation allowance may change in the future.

10.                               Other Information

Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest related to our Senior Notes and Credit Facility	$2,742	$533	$5,115	$1,071
HPT rent classified as interest	1,743	1,810	3,484	3,620
Amortization of deferred financing costs	170	88	325	175
Capitalized interest	(316)	—	(641)	—
Other	91	51	212	128
Interest expense	$4,430	$2,482	$8,495	$4,994

We capitalize a portion of the interest expense incurred on our Senior Notes that is attributable under GAAP to our more significant construction projects over the duration of the construction period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollars in thousands)

The following discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in our Annual Report.

Our revenues and income are subject to potentially material changes as a result of the market prices and availability of fuel.  These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment.  Over the past few years there has been significant volatility in the cost of fuel.  During the first half of 2012, fuel prices generally declined due to global economic concerns, including economic conditions in Europe.  However, during the third quarter of 2012 fuel prices generally rose due to tensions in the Middle East and economic stimulus programs in Europe and elsewhere.  During the fourth quarter of 2012, fuel prices declined and at the end of 2012 were near the prices we experienced at the end of 2011.  During the first quarter of 2013, prices generally declined and were at a lower level than the prices experienced during the first quarter of 2012.  During the second quarter of 2013, fuel prices again rose and at the end of the second quarter of 2013 approximated the prices we experienced at the end of the second quarter of 2012.  Also, recent gains in fuel supplies and sources within the United States and Canada have helped to maintain relative market price stability, but as export markets and capabilities increase for fuel that price stabilization factor may be less effective.  We expect that changes in our costs for fuel products can largely be passed on to our customers, but often there are delays in passing on price changes that can affect our fuel gross margins.  Although other factors have an effect, during periods of rising fuel commodity prices fuel gross margins per gallon tend to be lower than they otherwise may have been, and during periods of falling fuel commodity prices fuel gross margins per gallon tend to improve.  Also, fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements.  We expect that the fuel markets will continue to be volatile for the foreseeable future.  For more information about fuel market risks that may affect us and our approaches for mitigating those risks, see Part II, Item 4, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report and Part II, Item 7A, “Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report.

The condition of the U.S. economy generally, and the financial condition and activity of the trucking industry in the U.S. specifically, impacted our financial results during the first half of 2013, and we expect that they will continue to impact our financial results in future periods.  The trucking industry is the primary customer for our goods and services.  Freight and trucking demand in the U.S. historically generally reflects the level of commercial activity in the U.S. economy. During 2012 and the first half of 2013, the U.S. economy generally slowly improved and the financial condition and activity level in the trucking industry similarly slowly improved, but these improvements appear to be uneven and may not effect all market participants equally.  We believe these trends have generally promoted increased sales of our fuel and nonfuel products and services from the levels during the recent recession.  However, the trend towards improved fuel efficiency of motor vehicle engines and other fuel conservation practices employed by trucking companies continues to reduce the demand for diesel fuel that might otherwise exist for a given level of trucking miles driven.  Reflecting these and other factors, our nonfuel revenues in the first half of 2013 increased on a same site basis over the prior year, but fuel sales volumes on a same site basis for the 2013 first half declined compared to the prior year and the level of fuel sales volume continues to be below that experienced before the recent U.S. economic recession which we believe began to impact the trucking industry in late 2007.  Despite the year over year declines in fuel sales volumes, our fuel gross margins per gallon for the 2013 first half increased slightly on a same site basis over the prior year, although they declined on a same site basis year over year for the second quarter of 2013.  We believe this trend primarily is attributable to market conditions and our continued focus on managing our fuel pricing to balance sales volume and profitability considerations.

The decline in net income that we experienced during the three and six month periods ended June 30, 2013, as compared to the same periods of the prior year is largely attributable to increases in depreciation and amortization and the cost of financing attributable largely to the capital projects and acquisitions we made during 2012 and 2013; the operations at many of the 20 locations acquired during those periods have not yet reached the stabilized levels we currently expect.

We believe that recent U.S. economic data has been mixed and the strength and sustainability of any economic expansion is uncertain.  If the U.S. economy continues to operate as it has over the past few years or if it worsens, our financial results may not improve and may decline, resulting in our experiencing losses.

There can be no assurance that industry conditions will not deteriorate or that any one or more of the risks identified under the sections “Risk Factors,” “Warning Concerning Forward Looking Statements” or elsewhere in our Annual Report; under the section “Warning Concerning Forward Looking Statements” or elsewhere in this Quarterly Report; or some other unidentified risk will not manifest itself in a manner which is material and adverse to our results of operations, cash flow or financial position.

Number of Sites

The following table summarizes the changes in the number of sites (company operated and franchisee operated) from December 31, 2011 through June 30, 2013:

			Franchisee
			Owned
	Company	Franchisee	and
	Operated	Operated	Operated	Total
Number of locations at December 31, 2011	194	10	33	237

January - June 2012 Activity:
Acquired locations	3	—	—	3
Acquisition of franchised locations	1	—	(1)	—
Number of locations at June 30, 2012	198	10	32	240

July - December 2012 Activity:
Acquired locations	3	—	—	3
Acquisition of franchised locations	7	(4)	(3)	—
Number of locations at December 31, 2012	208	6	29	243

January — June 2013 Activity:
Acquired locations	4	—	—	4
Acquisition of franchised locations	2	—	(2)	—
Number of locations at June 30, 2013	214	6	27	247

Operating Segment

We manage our business on the basis of one operating segment. Please refer to the consolidated financial statements included in Item 1 of this Quarterly Report for revenue, operating profit and asset data. We have only a single travel center located in a foreign country, Canada, and we consider the revenues and assets related to our operations in Canada to be not material to us. The following table sets forth the composition of our total revenues by type for the three and six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Fuel	81.0%	82.7%	82.0%	83.5%
Nonfuel	18.8%	17.1%	17.8%	16.3%
Rent and royalties from franchisees	0.2%	0.2%	0.2%	0.2%
Total revenues	100.0%	100.0%	100.0%	100.0%

Relevance of Fuel Revenues

Due to volatile pricing of fuel products and our pricing to fuel customers, we believe that fuel revenue is not a reliable basis for analyzing our results of operations from period to period.  As a result solely of changes in commodity fuel prices, our fuel revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin per gallon.  We consider fuel volumes and fuel gross margin to be better measures of comparative performance than fuel revenues.  However, fuel pricing and revenues can materially impact our working capital requirements; see “Liquidity and Capital Resources” below.

Results of Operations (dollars in thousands)

Three months ended June 30, 2013 compared to June 30, 2012

The following table presents changes in our operating results for the three months ended June 30, 2013, as compared with the three months ended June 30, 2012.

	Three Months Ended June 30,		$	%
(dollars in thousands)	2013	2012	Change	Change

Revenues:
Fuel	$1,635,400	$1,689,007	$(53,607)	(3.2)%
Nonfuel	380,041	348,743	31,298	9.0%
Rent and royalties	3,313	3,757	(444)	(11.8)%
Total revenues	2,018,754	2,041,507	(22,753)	(1.1)%

Cost of goods sold (excluding depreciation):
Fuel	1,545,588	1,592,870	(47,282)	(3.0)%
Nonfuel	171,938	154,414	17,524	11.3%
Total cost of goods sold (excluding depreciation)	1,717,526	1,747,284	(29,758)	(1.7)%

Operating expenses:
Site level operating expenses	190,646	176,088	14,558	8.3%
Selling, general & administrative expense	24,482	24,366	116	0.5%
Real estate rent	52,104	49,347	2,757	5.6%
Depreciation and amortization expense	14,025	12,405	1,620	13.1%
Total operating expenses	281,257	262,206	19,051	7.3%

Income from operations	19,971	32,017	(12,046)	(37.6)%
Income from equity investees	723	662	61	9.2%
Acquisition costs	(205)	(316)	111	(35.1)%
Interest income	307	360	(53)	(14.7)%
Interest expense	(4,430)	(2,482)	(1,948)	78.5%
Income before income taxes	16,366	30,241	(13,875)	(45.9)%
Provision for income taxes	382	389	(7)	(1.8)%
Net income	$15,984	$29,852	$(13,868)	(46.5)%

Same Site Comparisons. As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we include a location in the following same site comparisons only if we continuously operated it from April 1, 2012, through June 30, 2013, or, for rent and royalty revenues, if during that period the location was continuously operated by one of our franchisees.  We do not exclude locations from the same site comparisons as a result of expansions in their size, capital improvements to the site or changes in the services offered.  The table below excludes the data of two locations TA operates that are owned by a joint venture and one company operated site that was temporarily closed during parts of the period.

				% Change
	Three Months Ended June 30,		$	Favorable/
(gallons and dollars in thousands)	2013	2012	Change	(Unfavorable)

Number of company operated locations	192	192	—	—

Fuel: (1)
Fuel sales volume (gallons)	482,022	500,122	(18,100)	(3.6)%
Fuel revenues	$1,512,711	$1,600,826	$(88,115)	(5.5)%
Fuel gross margin	$84,594	$95,670	$(11,076)	(11.6)%
Fuel gross margin per gallon	$0.175	$0.191	$(0.016)	(8.4)%

Nonfuel: (1)
Nonfuel revenues	$359,389	$347,284	$12,105	3.5%
Nonfuel gross margin	$196,657	$193,542	$3,115	1.6%
Nonfuel gross margin percentage	54.7%	55.7%		(100	)pts

Total gross margin	$281,251	$289,212	$(7,961)	(2.8)%

Site level operating expenses (1)	$178,720	$173,436	$5,284	3.0%
Site level operating expenses as a percentage of nonfuel revenues(1)	49.7%	49.9%		20	pts

Site level gross margin in excess of site level operating expenses(1)	$102,531	$115,776	$(13,245)	(11.4)%

Number of franchisee operated locations	33	33	—	—
Rent and royalty revenues	$3,218	$2,709	$509	18.8%

(1)                             Includes fuel volume, gross margin, revenues and expenses of locations that were company operated during the entirety of each of the periods presented.

Revenues.  Revenues for the three month period ended June 30, 2013, were $2,018,754, which represented a decrease from the quarter ended June 30, 2012, of $22,753, or 1.1%, primarily resulting from a decrease in fuel revenue partially offset by an increase in nonfuel revenue.

Fuel revenues for the quarter ended June 30, 2013, were $1,635,400, a decrease of $53,607, or 3.2%, compared to the same period in 2012.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for three months ended June 30, 2012	528,923	$1,689,007

Decrease due to petroleum products price changes	—	(28,836)
Decrease due to same site volume changes	(18,100)	(56,721)
Increase due to locations opened	27,638	86,654
Decrease in wholesale sales	(605)	(1,909)
Decrease in sales to franchisees on a wholesale basis	(16,770)	(52,795)
Net change from prior year period	(7,837)	(53,607)

Results for three months ended June 30, 2013	521,086	$1,635,400

The decrease in fuel revenue resulted largely from declines in same site sales volume, in fuel sales volume on a wholesale basis to franchisees and lower market prices for fuel, partially offset by sales volume growth due to sites we acquired since April 1, 2012.  On a same site basis, fuel sales volume for our company operated locations decreased by 18,100 gallons, or 3.6%, during the three months ended June 30, 2013, compared to the same period in 2012.  We believe that the trend of improved fuel efficiency of heavy truck engines and other fuel conservation efforts by trucking customers and our decision to avoid certain lower margin fuel sales contributed to decreased same site fuel sales volume despite the slight and slow improvement in the U.S. economy.  The decreased level of sales volume to franchisees resulted from the sublease renewals we entered into with our franchisees in the second half of 2012 that increased our rent revenue but eliminated the requirement that these subtenants purchase diesel fuel from us.

Nonfuel revenues for the three months ended June 30, 2013, were $380,041, an increase of $31,298, or 9.0%, compared to the same period in 2012.  The majority of the change between periods resulted from an increase in revenues at those sites we acquired since April 1, 2012, but also reflected a same site nonfuel revenue increase.  On a same site basis for our company operated sites, nonfuel revenues increased by $12,105, or 3.5%, during the three months ended June 30, 2013, compared to the same period in 2012.  We believe the same site nonfuel revenue increase reflects increased customer spending due to increased customer traffic, certain price increases we have instituted as a result of increased prices we paid for nonfuel inventory purchases and the effects of certain of our marketing initiatives.

Rent and royalty revenues for the three months ended June 30, 2013, were $3,313, a decrease of $444, or 11.8%, compared to the same period in 2012.  Rent and royalties decreased largely as a result of our acquisitions during 2012 and 2013 of ten franchise locations that we now operate.  This decrease was partially offset by increased rents that became effective during the second half of 2012 at six sites we sublease to franchisees.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended June 30, 2013, was $1,717,526, a decrease of $29,758, or 1.7%, compared to the same period in 2012.  Fuel cost of goods sold for the quarter ended June 30, 2013, of $1,545,588 decreased by $47,282, or 3.0%, compared to the same period in 2012.  This decrease in fuel cost of goods sold primarily resulted from the decrease in same site fuel sales volumes and the decrease in fuel sold to franchisees on a wholesale basis, partially offset by sales volume growth due to sites we acquired during 2012 and 2013.  The fuel gross margin per gallon of $0.175 on a same site basis for the three months ended June 30, 2013, was $0.016 per gallon lower than for the same period of 2012, primarily as a result of variations in market prices for fuel and market conditions within our industry.

Nonfuel cost of goods sold for the three months ended June 30, 2013, was $171,938, an increase of $17,524, or 11.3%, compared to the same period in 2012.  Nonfuel cost of goods sold increased primarily due to the nonfuel sales increases noted above, combined with increases in product unit costs.  Nonfuel gross margin for the three months ended June 30, 2013, was $208,103, compared to $194,329 during the same period of 2012.  Nonfuel gross margin was 54.8% and 55.7% of nonfuel revenues during the second quarters of 2013 and 2012, respectively.  The nonfuel gross margin percentage decreased largely as a result of a change in the mix of products and services sold, as well as increases in our cost for tires that were not passed on in higher sales prices charged to our customers.

Site level operating expenses.  Site level operating expenses for the three months ended June 30, 2013, were $190,646, an increase of $14,558, or 8.3%, compared to the same period in 2012.  The increase in site level operating expenses was primarily due to the locations we acquired during 2012 and 2013, including $590 of start up expenses at these sites.

On a same site basis for our company operated sites, site level operating expenses increased by $5,284, or 3.0%, for the three months ended June 30, 2013, compared to the same period in 2012, primarily due to labor costs that increased as the level of nonfuel sales grew and increased utilities expenses.  Site level operating expenses as a percentage of nonfuel revenues on a same site basis for the quarter ended June 30, 2013, were 49.7%, compared to 49.9% for the same period in 2012.  The decrease in operating expenses as a percentage of nonfuel revenues on a same site basis was because certain of our expenses are fixed, or otherwise do not vary directly with sales so that increases in our nonfuel revenues did not result in corresponding increases in site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended June 30, 2013, were $24,482, compared to $24,366 during the same period of 2012.  Increases in personnel costs, including a $475 increase in share based compensation as a result of the increased market prices of our common shares, were largely offset by a decrease in litigation expenses.

Real estate rent expense.  Rent expense for the three months ended June 30, 2013, was $52,104, an increase of $2,757 compared to the same period in 2012 that is attributable to rent increases related to improvements sold to HPT since April 1, 2012 and increases in percentage rent recognized under the HPT Leases based on increases in 2013 fuel and nonfuel revenues over base amounts.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended June 30, 2013, was $14,025, an increase of $1,620, or 13.1%, compared to the same period in 2012, that primarily resulted from the location acquisitions and other capital investments we completed (and did not subsequently sell to HPT) during 2012 and 2013.

Interest expense.  Interest expense for the three months ended June 30, 2013, was $4,430, an increase of $1,948 compared to the same period in 2012.  The increase was primarily due to the issuance of our Senior Notes in January 2013 and consisted of the following:

	Three Months Ended June 30,		$
(dollars in thousands)	2013	2012	Change

Interest related to our Senior Notes and Credit Facility	$2,742	$533	$2,209
HPT rent classified as interest	1,743	1,810	(67)
Amortization of deferred financing costs	170	88	82
Capitalized interest	(316)	—	(316)
Other	91	51	40
Total interest expense	$4,430	$2,482	$1,948

We capitalize a portion of the interest expense incurred on our Senior Notes that is attributable under GAAP to our more significant construction projects over the duration of the construction period.

Income tax provision.  Our provision for income taxes was $382 and $389 for the three month periods ended June 30, 2013 and 2012, respectively.  We do not currently recognize the benefit of all of our deferred tax assets, including the tax benefit associated with our tax loss carry forwards from prior years, but our tax loss carry forwards do offset any federal and certain state income tax associated with our current taxable income.  Our income tax provision represents certain minimum income based state taxes payable without regard to our tax loss carry forwards as well as the recognition of deferred tax liabilities that cannot be used to reduce existing deferred tax assets related to the tax amortization of indefinite lived intangible assets and to foreign currency translation adjustments.

Six months ended June 30, 2013 compared to June 30, 2012

The following table presents changes in our operating results for the six months ended June 30, 2013, as compared with the six months ended June 30, 2012.

	Six Months Ended June 30,		$	%
(dollars in thousands)	2013	2012	Change	Change

Revenues:
Fuel	$3,260,507	$3,372,200	$(111,693)	(3.3)%
Nonfuel	709,235	656,897	52,338	8.0%
Rent and royalties	6,363	7,279	(916)	(12.6)%
Total revenues	3,976,105	4,036,376	(60,271)	(1.5)%

Cost of goods sold (excluding depreciation):
Fuel	3,093,767	3,207,617	(113,850)	(3.5)%
Nonfuel	317,303	291,184	26,119	9.0%
Total cost of goods sold (excluding depreciation)	3,411,070	3,498,801	(87,731)	(2.5)%

Operating expenses:
Site level operating expenses	374,579	346,225	28,354	8.2%
Selling, general & administrative expense	47,709	47,533	176	0.4%
Real estate rent	103,988	98,845	5,143	5.2%
Depreciation and amortization expense	27,248	24,264	2,984	12.3%
Total operating expenses	553,524	516,867	36,657	7.1%

Income from operations	11,511	20,708	(9,197)	(44.4)%
Income from equity investees	1,159	462	697	150.9%
Acquisition costs	(320)	(458)	138	(30.1)%
Interest income	542	582	(40)	(6.9)%
Interest expense	(8,495)	(4,994)	(3,501)	70.1%
Income before income taxes	4,397	16,300	(11,903)	(73.0)%
Provision for income taxes	552	633	(81)	(12.8)%
Net income	$3,845	$15,667	$(11,822)	(75.5)%

Same Site Comparisons. As part of the discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we include a location in the following same site comparisons only if we continuously operated it from January 1, 2012, through June 30, 2013, or, for rent and royalty revenues, if during that period the location was continuously operated by one of our franchisees.  We do not exclude locations from the same site comparisons as a result of expansions in their size, capital improvements to the site or changes in the services offered.  The table below excludes the data of two locations TA operates that are owned by a joint venture and one company operated site that was temporarily closed during parts of the period.

				% Change
	Six Months Ended June 30,		$	Favorable/
(gallons and dollars in thousands)	2013	2012	Change	(Unfavorable)

Number of company operated locations	191	191	—	—

Fuel: (1)
Fuel sales volume (gallons)	943,299	984,615	(41,316)	(4.2)%
Fuel revenues	$3,026,024	$3,193,318	$(167,294)	(5.2)%
Fuel gross margin	$158,089	$163,230	$(5,141)	(3.1)%
Fuel gross margin per gallon	$0.168	$0.166	$0.002	1.2%

Nonfuel: (1)
Nonfuel revenues	$670,585	$653,442	$17,143	2.6%
Nonfuel gross margin	$370,485	$363,870	$6,615	1.8%
Nonfuel gross margin percentage	55.2%	55.7%		(50	)pts

Total gross margin	$528,574	$527,100	$1,474	0.3%

Site level operating expenses (1)	$347,442	$339,244	$8,198	2.4%
Site level operating expenses as a percentage of nonfuel revenues(1)	51.8%	51.9%		10	pts

Site level gross margin in excess of site level operating expenses(1)	$181,132	$187,856	$(6,724)	(3.6)%

Number of franchisee operated locations	33	33	—	—
Rent and royalty revenues	$6,204	$5,230	$974	18.6%

(1)                  Includes fuel volume, gross margin, revenues and expenses of locations that were company operated during the entirety of each of the periods presented.

Revenues.  Revenues for the six month period ended June 30, 2013, were $3,976,105, which represented a decrease from the six months ended June 30, 2012, of $60,271, or 1.5%, primarily resulting from a decrease in fuel revenue partially offset by an increase in nonfuel revenue.

Fuel revenues for the six months ended June 30, 2013, were $3,260,507, a decrease of $111,693, or 3.3%, compared to the same period in 2012.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for six months ended June 30, 2012	1,041,624	$3,372,200

Decrease due to petroleum products price changes	—	(31,038)
Decrease due to same site volume changes	(41,316)	(132,369)
Increase due to locations opened	50,715	162,271
Decrease in wholesale sales	(1,027)	(3,358)
Decrease in sales to franchisees on a wholesale basis	(33,197)	(107,199)
Net change from prior year period	(24,825)	(111,693)

Results for six months ended June 30, 2013	1,016,799	$3,260,507

The decrease in fuel revenue resulted largely from declines in same site sales volume, in fuel sales volume on a wholesale basis to franchisees and lower market prices for fuel, partially offset by sales volume growth due to sites we acquired during 2012 and 2013.  On a same site basis, fuel sales volume for our company operated locations decreased by 41,316 gallons, or 4.2%, during the six months ended June 30, 2013, compared to the same period in 2012.  We believe that the trend of improved fuel efficiency of heavy truck engines and other fuel conservation efforts by trucking customers and our decision to avoid certain lower margin fuel sales contributed to decreased same site fuel sales volume despite the slight and slow improvement in the U.S. economy.  The decreased level of sales volume to franchisees resulted from the sublease renewals we entered into with our franchisees in the second half of 2012 that increased our rent revenue but eliminated the requirement that these subtenants purchase diesel fuel from us.

Nonfuel revenues for the six months ended June 30, 2013, were $709,235, an increase of $52,338, or 8.0%, compared to the same period in 2012.  The majority of the change between periods resulted from an increase in revenues at those sites we acquired during 2012 and 2013, but also reflected a same site nonfuel revenue increase.  On a same site basis for our company operated sites, nonfuel revenues increased by $17,143, or 2.6%, during the six months ended June 30, 2013, compared to the same period in 2012.  We believe the same site nonfuel revenue increase reflects increased customer spending due to increased customer traffic, certain price increases we have instituted as a result of increased prices we paid for nonfuel inventory purchases and the effects of certain of our marketing initiatives.

Rent and royalty revenues for the six months ended June 30, 2013, were $6,363, a decrease of $916, or 12.6%, compared to the same period in 2012.  Rent and royalties decreased largely as a result of our acquisitions during 2012 and 2013 of ten franchise locations that we now operate.  This decrease was partially offset by increased rents at six sites we sublease to franchisees that became effective during the second half of 2012.

Cost of goods sold (excluding depreciation). Cost of goods sold for the six months ended June 30, 2013, was $3,411,070, a decrease of $87,731, or 2.5%, compared to the same period in 2012.  Fuel cost of goods sold for the six months ended June 30, 2013, of $3,093,767 decreased by $113,850, or 3.5%, compared to the same period in 2012.  This decrease in fuel cost of goods sold primarily resulted from the decrease in same site fuel sales volumes and the decrease in fuel sold to franchisees on a wholesale basis partially offset by sales volume growth due to sites we acquired during 2012 and 2013.  The fuel gross margin per gallon of $0.168 on a same site basis for the six months ended June 30, 2013, was $0.002 per gallon higher than for the same period of 2012, primarily as a result of variations in market prices for fuel and market conditions within our industry.  In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 became law and reinstated retroactively to January 1, 2012, the “Blender’s Credit for Biodiesel and Renewable Diesel”.  This credit had previously expired on December 31, 2011, and, accordingly, we did not recognize any benefit related to it in our 2012 operating results.  The reinstatement of this credit has entitled us to receive $3,334 of refunds related to certain fuel purchases made during 2012.  We recognized this amount in our operating results for the first quarter of 2013 as a reduction of our fuel cost of goods sold.

Nonfuel cost of goods sold for the six months ended June 30, 2013, was $317,303, an increase of $26,119, or 9.0%, compared to the same period in 2012.  Nonfuel cost of goods sold increased primarily due to the nonfuel sales increases noted above, combined with increases in product unit costs.  Nonfuel gross margin for the six months ended June 30, 2013, was $391,932, compared to $365,713 during the same period of 2012.  Nonfuel gross margin was 55.3% and 55.7% of nonfuel revenues during the first six months of 2013 and 2012, respectively.  The nonfuel gross margin percentage decreased largely as a result of a change in the mix of products and services sold, as well as increases in our cost of tires that were not passed on in higher sales prices charged to our customers.

Site level operating expenses.  Site level operating expenses for the six months ended June 30, 2013, were $374,579, an increase of $28,354, or 8.2%, compared to the same period in 2012.  The increase in site level operating expenses was primarily due to the locations we acquired during 2012 and 2013, including $879 of start up expenses at these sites.

On a same site basis for our company operated sites, site level operating expenses increased by $8,198, or 2.4%, for the six months ended June 30, 2013, compared to the same period in 2012, primarily due to labor costs that increased as the level of nonfuel sales grew and increased utilities expenses and insurance costs, including property and general liability premiums and claims.  Site level operating expenses as a percentage of nonfuel revenues on a same site basis for the six months ended June 30, 2013, were 51.8%, compared to 51.9% for the same period in 2012.  The decrease in operating expenses as a percentage of nonfuel revenues on a same site basis was because certain of our expenses are fixed, or otherwise do not vary directly with sales so that increases in our nonfuel revenues did not result in corresponding increases in site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the six months ended June 30, 2013, were $47,709, compared to $47,533 during the same period of 2012.  Increases in personnel costs, including a $966 increase in share based compensation as a result of the increased market prices of our common shares, were largely offset by a decrease in litigation expenses.

Real estate rent expense.  Rent expense for the six months ended June 30, 2013, was $103,988, an increase of $5,143 compared to the same period in 2012 that is attributable to rent increases related to improvements sold to HPT since January 1, 2012 and percentage rent recognized under the HPT Leases based on increases in 2013 fuel and nonfuel revenues over base amounts.

Depreciation and amortization expense.  Depreciation and amortization expense for the six months ended June 30, 2013, was $27,248, an increase of $2,984, or 12.3%, compared to the same period in 2012, that primarily resulted from the location acquisitions and other capital investments we completed (and did not subsequently sell to HPT) during 2012 and 2013.

Interest expense.  Interest expense for the six months ended June 30, 2013, was $8,495, and increase of $3,501 compared to the same period in 2012.  The increase was primarily due to the issuance of our Senior Notes in January 2013 and consisted of the following:

	Six Months Ended June 30,		$
(dollars in thousands)	2013	2012	Change

Interest related to our Senior Notes and Credit Facility	$5,115	$1,071	$4,044
HPT rent classified as interest	3,484	3,620	(136)
Amortization of deferred financing costs	325	175	150
Capitalized interest	(641)	—	(641)
Other	212	128	84
Total interest expense	$8,495	$4,994	$3,501

We capitalize a portion of the interest expense incurred on our Senior Notes that is attributable under GAAP to our more significant construction projects over the duration of the construction period.

Income tax provision.  Our provision for income taxes was $552 and $633 for the six month periods ended June 30, 2013 and 2012, respectively.  We do not currently recognize the benefit of all of our deferred tax assets, including the tax benefit associated with our tax loss carry forwards from prior years, but our tax loss carry forwards do offset any federal and certain state income tax associated with our current taxable income.  Our income tax provision represents certain minimum income based state taxes payable without regard to our tax loss carry forwards as well as the recognition of deferred tax liabilities that cannot be used to reduce existing deferred tax assets related to the tax amortization of indefinite lived intangible assets and to foreign currency translation adjustments.

Seasonality

Assuming little variation in fuel prices, our revenues are usually lowest in the first quarter of the year when movement of freight by professional truck drivers and motorist travel are typically at their lowest levels of the year, and our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because, although the beginning of the fourth quarter is often positively impacted by increased movement of freight in preparation for various national holidays, that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers toward the end of the year.  While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.

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

Liquidity and Capital Resources (dollars in thousands)

Our principal liquidity requirements are to meet our operating expenses, including rent, and to fund our capital expenditures, acquisitions and working capital requirements.  Our principal sources of liquidity to meet these requirements are:

•                  our cash balance;

•                  our operating cash flow;

•                  our credit facility;

•                  our ability to offer to sell to HPT, for an increase in our rent, tenant improvements we make to the sites we lease from HPT, as further described in Note 7 to our Condensed Consolidated Financial Statements included in Part I of this Quarterly Report; and

•                  our ability to issue new debt and equity securities. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but that registration statement does not assure that there will be buyers for such securities.

Additionally, the unencumbered operating real estate and developable land that we own may be financed or sold as a source of additional liquidity over time.

We believe that the primary risks we currently face with respect to our operating cash flow are:

•                  decreased demand for our fuel products resulting from fuel conservation, engine fuel efficiency efforts and increased intensity of competition;

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

Assets and Liabilities

At June 30, 2013, and December 31, 2012, we had cash and cash equivalents of $135,091 and $35,189, respectively.  Our total current assets at June 30, 2013, were $562,654, compared to $393,488 at December 31, 2012.  Our total current liabilities were $384,022 at June 30, 2013, compared to $283,127 at December 31, 2012.  The increase in our cash balance during the 2013 first half primarily was attributable to the $110,000 proceeds we received from the issuance of our Senior Notes, less $4,749 of cash paid for debt issuance costs, and $45,229 of proceeds we received from selling improvements to HPT, partially offset by $112,590 of capital investments, including the acquisitions of six locations.  Accounts receivable and accounts payable increased largely as a result of increased sales levels during the last week of June 2013, as compared to the last week of December 2012, as a result of relatively lower trucking activity during the December holiday season.

Revolving Credit Facility

We have a revolving credit agreement, or credit facility, with a group of commercial banks.  Under this credit facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in October 2016.  The availability of this maximum amount is subject to limits based on qualified collateral.  Subject to available collateral and lender participation, the maximum amount may be increased to $300,000.  The credit facility may be used for general business purposes and provides for the issuance of letters of credit.  Generally, no principal payments are due until maturity.  Borrowings under the credit facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters).  The annual interest rate for our credit facility was 4.5% as of June 30, 2013.  Pursuant to the credit facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the credit facility.

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

Our credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets and the amount available to us is determined by reference to a borrowing base calculation based on eligible collateral.  At June 30, 2013, a total of $177,898 was available to us for loans and letters of credit under the credit facility.  At June 30, 2013, there were no loans outstanding under the credit facility but we had outstanding $47,666 of letters of credit issued under that facility, securing certain purchases, insurance, fuel tax and other trade obligations.

Investment Activities

Our business of operating high sales volume travel centers open 24 hours every day requires that we make regular capital investments in our business to maintain our competitiveness.  During the three months ended June 30, 2013, we made capital expenditures of $84,703, including $21,887 to improve the travel centers and businesses we acquired in 2011 through 2013.  During the first half of 2013 we purchased six locations for an aggregate of approximately $27,948.

We have two locations under agreements to purchase; we expect to complete the acquisition of one location for $1,512 in August 2013 and we expect to complete the purchase of the other location for $3,000 during the fourth quarter of 2013. These purchases are subject to conditions and may not occur, may be delayed or their terms may change.  We currently intend to continue our efforts to selectively acquire additional properties.

During the first half of 2013, we received $45,229 of proceeds from the sale to HPT of improvements we previously made to locations leased from HPT, and as a result our annual rent increased by $3,844.  At June 30, 2013, we had assets of $5,757 included in our property and equipment that we expect to request that HPT purchase for a future increase in rent; however, HPT is not obligated to purchase those assets.

Senior Notes Issuance

On January 15, 2013, we issued at par of $110,000 aggregate principal amount of our 8.25% Senior Notes, or the Senior Notes, in an underwritten public offering.  The Senior Notes are our senior unsecured obligations. The Senior Notes bear interest at 8.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013. The Senior Notes will mature (unless previously redeemed) on January 15, 2028. We may, at our option, at any time on or after January 15, 2016, redeem some or all of the Senior Notes by paying 100% of the principal amount of the Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.  The indenture governing the Senior Notes does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time.  During the six months ended June 30, 2013, we paid $4,749 of debt issuance costs related to this offering.

Off Balance Sheet Arrangements (dollars in thousands)

As of June 30, 2013, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt described below owed by an entity in which we own a minority interest.  We own a 40% interest in a joint venture, Petro Travel Plaza Holdings LLC, or PTP, which owns two locations that we operate.  These locations are encumbered by debt of approximately $17,725 as of June 30, 2013, that is secured by PTP’s real property and that matures in December 2018.  We account for the investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt.  We are not directly liable for this debt, but the carrying value of our investment in this joint venture ($16,336 at June 30, 2013) could be adversely affected if PTP defaulted on this debt and PTP’s property was used to satisfy this debt.  In connection with the loan agreement entered by PTP, we and Tejon, the owner of the majority interest in PTP, each agreed to indemnify the lender against liability from environmental matters related to PTP’s sites.

Related Party Transactions (dollars in thousands, except share amounts)

Relationships with HPT, RMR and AIC

We have relationships and historical and continuing transactions with our Directors, our executive officers, HPT, RMR, AIC and other companies to which RMR provides management services and others affiliated with them.  For example: HPT is our former parent company, our principal landlord and our largest shareholder and RMR provides management services to both us and HPT; we, RMR, HPT and five other companies to which RMR provides management services, each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts; and RMR, a company that employs our President and Chief Executive Officer; our Executive Vice President, Chief Financial Officer and Treasurer; our Executive Vice President and General Counsel; and both of our Managing Directors and which is majority owned by one of our Managing Directors, assists us with various aspects of our business pursuant to a business management and shared services agreement and provides building management services related to our headquarters office building pursuant to a property management agreement.  For further information about these and other such relationships and related person transactions, please see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our proxy statement for our annual meeting of shareholders that was held on May 20, 2013, or our Proxy Statement, and our other filings with the SEC, including Note 16 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.   Copies of certain of our agreements with our related parties, including our leases, deferral agreement and related amendments with HPT, our business management and shared services agreement and property management agreement with RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with HPT, RMR and AIC are on commercially reasonable terms.  We also believe that our relationships with HPT, RMR and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

Relationship with PTP

We own a 40% interest in PTP and operate the two locations PTP owns.  Additional information regarding our relationship and transactions with PTP can be found above in “Off Balance Sheet Arrangements” and in Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report, both of which are incorporated herein by reference.

Environmental and Climate Change Matters (dollars in thousands)

At June 30, 2013, we had an accrued liability of $8,965 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $2,331, resulting in an estimated net amount of $6,634 that we expect to need to fund in the future.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our locations, individually or in the aggregate, would be material to our financial condition or results of operations.

We have insurance of up to $10,000 for certain environmental liabilities at certain of our locations that were known at the time the policies were issued, and up to $40,000 for certain unknown environmental liabilities, subject, in each case, to certain limitations and deductibles.  However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.

While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future.  We cannot be certain that contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future.  If we discover additional environmental problems, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts.  For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor vehicle gasoline and diesel fuel, could negatively impact our business.  Further, legislation and regulations that limit carbon emissions may cause our energy costs at our locations to increase.

There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change, including the recent Hurricane Sandy that impacted portions of the eastern United States in October 2012.  Such severe weather that may result from climate change may have an adverse effect on individual properties we own, lease or operate.  We mitigate these risks by owning, leasing and operating a diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities.  However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and Rule 15d-15.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE:

•                  THIS QUARTERLY REPORT INCLUDES STATEMENTS THAT OUR OPERATIONS AT MANY OF OUR RECENTLY ACQUIRED SITES HAVE NOT YET REACHED THE STABILIZED LEVELS WE CURRENTLY EXPECT.  THE IMPLICATIONS OF THIS STATEMENT ARE THAT OPERATIONS AT RECENTLY ACQUIRED SITES WILL IMPROVE TO A LEVEL THAT WILL RESULT IN INCREASES IN NET INCOME IN THE FUTURE.  IN FACT, THERE ARE MANY FACTORS WHICH WILL IMPACT OUR FUTURE OPERATIONS THAT MAY CAUSE US TO OPERATE UNPROFITABLY IN ANNUAL AND/OR QUARTERLY PERIODS IN ADDITION TO THOSE STATED ITEMS, INCLUDING SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS SEASONALITY, THE CONDITION OF THE U.S. ECONOMY GENERALLY, THE FUTURE DEMAND FOR OUR GOODS AND SERVICES AND COMPETITION IN OUR BUSINESS;

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

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE ACQUIRED LOCATIONS DURING 2012, LISTS SEVERAL PURCHASES THAT WE HAVE COMPLETED OR AGREED TO COMPLETE DURING 2013, STATES THAT WE EXPECT A PURCHASE TO BE COMPLETED DURING THE THIRD AND FOURTH QUARTERS OF 2013 AND STATES THAT WE CURRENTLY INTEND TO CONTINUE OUR EFFORTS TO SELECTIVELY ACQUIRE ADDITIONAL PROPERTIES.  THE IMPLICATIONS OF THESE STATEMENTS MAY BE THAT WE WILL BE ABLE TO COMPLETE THE REFERENCED PURCHASE, WE WILL BE ABLE TO OPERATE OUR PURCHASED LOCATIONS PROFITABLY, AND WE WILL BE ABLE TO CONTINUE TO IDENTIFY AND COMPLETE ADDITIONAL PURCHASES.  MANY OF THE LOCATIONS WE HAVE ACQUIRED PRODUCED OPERATING RESULTS WHICH MAY HAVE CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW OPERATIONS INTO OUR EXISTING OPERATIONS AND SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS THE LEVEL OF DEMAND FOR OUR GOODS AND SERVICES ARISING FROM THE U.S. ECONOMY GENERALLY.  ALSO, THE PENDING ACQUISITIONS ARE SUBJECT TO CONDITIONS, WHICH MAY NOT BE SATISFIED AND COULD RESULT IN THOSE ACQUISITIONS NOT OCCURRING OR BEING DELAYED, OR COULD RESULT IN THE TERMS OF THE ACQUISITIONS CHANGING.  FURTHER, WE MAY NOT SUCCEED IN IDENTIFYING AND/OR ACQUIRING OTHER PROPERTIES;

•                  THIS QUARTERLY REPORT STATES THAT WE RECENTLY ENTERED AN AGREEMENT WITH SHELL PURSUANT TO WHICH SHELL HAS AGREED TO CONSTRUCT A NETWORK OF NATURAL GAS FUELING LANES AT UP TO 100 OF OUR TRAVEL CENTERS LOCATED ALONG THE U.S. INTERSTATE HIGHWAY SYSTEM, INCLUDING LOCATIONS WE LEASE FROM HPT.  NATURAL GAS FUEL USE IN THE TRUCKING INDUSTRY IS NEW AND WE CANNOT ASSURE YOU THAT A TRUCKER MARKET FOR NATURAL GAS WILL DEVELOP; AND, ACCORDINGLY, WE OR SHELL MAY DETERMINE TO ABANDON THIS PROJECT. LAND USE REGULATIONS AT OUR TRAVEL CENTERS MAY PREVENT INSTALLATION OF NATURAL

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

•                  THIS QUARTERLY REPORT STATES THAT WE HAD $135.1 MILLION OF CASH AND CASH EQUIVALENTS AT JUNE 30, 2013, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR BANK CREDIT FACILITY, THAT WE RECEIVED $45.2 MILLION FROM HPT FOR SALES TO HPT OF QUALIFYING IMPROVEMENTS, THAT WE EXPECT TO SELL TO HPT IMPROVEMENTS WE HAVE MADE, AND THAT WE HAVE THE ABILITY TO SELL TO HPT ADDITIONAL CAPITAL IMPROVEMENTS WE MAY MAKE IN THE FUTURE, TO THE PROPERTIES WE LEASE FROM HPT, THAT IN JANUARY 2013 WE RAISED NET PROCEEDS OF APPROXIMATELY $105.1 MILLION FROM THE SALE OF SENIOR NOTES, AND THAT WE OWN UNENCUMBERED REAL ESTATE THAT MAY BE AN ADDITIONAL SOURCE OF LIQUIDITY OVER TIME.  THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL LIQUIDITY.  IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH.  AS OF JUNE 30, 2013, $47.7 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO PROVIDE LETTERS OF CREDIT TO OUR SUPPLIERS, INSURERS AND TAXING AUTHORITIES AND WE HAVE COLLATERALIZED OUR BANK FACILITY WITH SUBSTANTIALLY ALL OF OUR CASH, ACCOUNTS RECEIVABLE, INVENTORIES, EQUIPMENT AND INTANGIBLE ASSETS.  IN ADDITION, OUR BUSINESS REQUIRES US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS, HPT IS NOT OBLIGATED TO PURCHASE THE IMPROVEMENTS WE MAY REQUEST AND WE ARE OBLIGATED TO PAY ADDITIONAL RENT TO HPT FOR CAPITAL IMPROVEMENTS IT PURCHASES FROM US, AND WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

•                  THIS QUARTERLY REPORT STATES THAT OUR BUSINESS REQUIRES REGULAR CAPITAL EXPENDITURES.  THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT.  SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND THE PROCEEDS FROM THE SALES OF IMPROVEMENTS, IF ANY, TO HPT MAY BE LESS THAN OUR ESTIMATES.  CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO COMPLETE IN THE FUTURE, AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, DEMANDS OF OUR CUSTOMERS, ACQUISITIONS OR OTHER MATTERS, MAY ARISE AND CAUSE US TO SPEND MORE OR LESS THAN CURRENTLY ANTICIPATED.  SOME CAPITAL PROJECTS TAKE MORE TIME THAN ANTICIPATED.  AS A RESULT OF MARKET CONDITIONS OR CAPITAL CONSTRAINTS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE;

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

•                THIS QUARTERLY REPORT STATES SOME OF OUR BELIEFS WITH RESPECT TO VARIOUS PENDING LITIGATION, AND THESE STATEMENTS MAY IMPLY THAT WE WILL PREVAIL IN OUR LITIGATION.  IN FACT, WE MAY BE UNABLE TO PREVAIL IN OUR PENDING LITIGATION AND ANY SETTLEMENTS OR ADVERSE RULINGS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.  ALSO, THE LEGAL AND OTHER EXPENSES WE MAY INCUR IN CONNECTION WITH LITIGATION WILL DEPEND, IN PART,

UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL. ALSO, OUR LITIGATION COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS;

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200 MILLION.  HOWEVER, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORIES THAT VARY IN AMOUNT FROM TIME TO TIME.  ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200 MILLION; WE HAD $177.9 MILLION OF BORROWING AND LETTER OF CREDIT AVAILABILITY UNDER OUR CREDIT FACILITY AS OF JUNE 30, 2013, OF WHICH $47.7 MILLION WAS UTILIZED FOR OUTSTANDING LETTERS OF CREDIT.  ALSO, THIS QUARTERLY REPORT STATES THAT THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION.  NONETHELESS, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY NEED OR WANT TO DO SO;

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

•                ACQUISITIONS MAY SUBJECT US TO ADDITIONAL OR GREATER RISKS THAN OUR CONTINUING OPERATIONS, INCLUDING THE ASSUMPTION OF UNKNOWN LIABILITIES;

•                  THE TREND TOWARDS IMPROVED FUEL EFFICIENCY OF MOTOR VEHICLE ENGINES AND OTHER FUEL CONSERVATION PRACTICES EMPLOYED BY OUR CUSTOMERS MAY CONTINUE TO REDUCE THE DEMAND FOR DIESEL FUEL AND ADVERSELY AFFECT OUR BUSINESS.  ADDITIONALLY, FUTURE INCREASES IN FUEL PRICES MAY REDUCE THE DEMAND FOR THE PRODUCTS AND SERVICES THAT WE SELL BECAUSE HIGH FUEL PRICES MAY ENCOURAGE FUEL CONSERVATION, DIRECT FREIGHT BUSINESS AWAY FROM TRUCKING OR OTHERWISE ADVERSELY AFFECTED THE BUSINESS OF OUR CUSTOMERS;

•                  OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO MAINTAIN THE CURRENT TERMS FOR OUR PURCHASES ON CREDIT.  IF WE ARE UNABLE TO PURCHASE GOODS ON REASONABLE CREDIT TERMS, OUR REQUIRED WORKING CAPITAL MAY INCREASE AND WE MAY INCUR MATERIAL LOSSES.  IN TIMES OF RISING FUEL AND NONFUEL PRICES OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO INCREASE THE CREDIT AMOUNTS THEY EXTEND TO US, WHICH MAY REQUIRE US TO INCREASE OUR WORKING CAPITAL INVESTMENT. ALSO, IN LIGHT OF OUR HISTORICAL OPERATING LOSSES, THE AVAILABILITY AND THE TERMS OF ANY CREDIT WE MAY BE ABLE TO OBTAIN ARE UNCERTAIN;

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

•                  OUR LIMITED LIABILITY COMPANY AGREEMENT AND BYLAWS AND CERTAIN OF OUR OTHER AGREEMENTS AND BUSINESS LICENSES INCLUDE VARIOUS PROVISIONS WHICH MAY DETER A CHANGE OF CONTROL OF US AND, AS A RESULT, OUR SHAREHOLDERS MAY BE UNABLE TO REALIZE A TAKE OVER PREMIUM FOR THEIR SHARES.

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

Item 1A.  Risk Factors

There have been no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report, which risk factors were subsequently revised to address the licenses, permits and related approvals necessary for our gaming operations that may restrict our ownership or prevent or delay a change of control of us, as provided in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2013.

Item 6. Exhibits

Exhibit 3.1	Certificate of Formation of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)

Exhibit 3.2	Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 24, 2013)

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

Exhibit 4.2

Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed January 15, 2013)

Exhibit 4.3

First Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed January 15, 2013)

Exhibit 10.1

Amendment Agreement, dated as of April 15, 2013, among HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC and together with HPT TA Trust, HPT TA LLC, HPT PSC Trust, TA Leasing LLC and TA Operating LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed May 7, 2013)

Exhibit 10.2	Summary of Director Compensation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 24, 2013)

Exhibit 10.3	Amendment Agreement, dated as of July 1, 2013, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC (filed herewith)

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 101.1

The following materials from TravelCenters of America LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.  (furnished herewith.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	Andrew J. Rebholz
August 6, 2013		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)