Form 10-Q
period 2013-09-30
TRAVELCENTERS OF AMERICA LLC
filed 2013-11-04
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of Common Shares outstanding at November 1, 2013: 29,569,781 common shares.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

September 30, 2013

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$126,862	$35,189
Accounts receivable (less allowance for doubtful accounts of $1,591 as of September 30, 2013, and $1,516 as of December 31, 2012)	153,955	106,273
Inventories	193,088	191,006
Other current assets	53,123	61,020
Total current assets	527,028	393,488

Property and equipment, net	623,255	576,512
Goodwill and intangible assets, net	24,297	20,041
Other noncurrent assets	34,574	28,240
Total assets	$1,209,154	$1,018,281

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$178,177	$143,605
Current HPT Leases liabilities	31,765	28,354
Other current liabilities	138,420	111,168
Total current liabilities	348,362	283,127

Noncurrent HPT Leases liabilities	342,449	351,135
Senior Notes due 2028	110,000	—
Other noncurrent liabilities	33,298	30,585
Total liabilities	834,109	664,847

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 31,683,666 shares authorized at September 30, 2013, and December 31, 2012, and 29,569,781 and 29,536,466 shares issued and outstanding at September 30, 2013, and December 31, 2012, respectively	607,345	605,106
Accumulated other comprehensive income	1,023	1,299
Accumulated deficit	(233,323)	(252,971)
Total shareholders’ equity	375,045	353,434

Total liabilities and shareholders’ equity	$1,209,154	$1,018,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2013	2012

Revenues:
Fuel	$1,667,464	$1,666,810
Nonfuel	391,319	363,402
Rent and royalties	3,313	3,941
Total revenues	2,062,096	2,034,153

Cost of goods sold (excluding depreciation):
Fuel	1,576,118	1,581,830
Nonfuel	178,837	164,017
Total cost of goods sold (excluding depreciation)	1,754,955	1,745,847

Operating expenses:
Site level operating	195,428	179,737
Selling, general & administrative	23,705	25,577
Real estate rent	52,424	49,185
Depreciation and amortization	14,646	12,874
Total operating expenses	286,203	267,373

Income from operations	20,938	20,933

Income from equity investees	859	801
Acquisition costs	(1,026)	(189)
Interest income	620	512
Interest expense	(4,514)	(2,638)
Income before income taxes	16,877	19,419
Provision for income taxes	1,074	429
Net income	$15,803	$18,990

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $50 and $89, respectively	116	222
Equity interest in investee’s unrealized loss on investments	14	35
Other comprehensive income	130	257

Comprehensive income	$15,933	$19,247

Net income per share:
Basic and diluted	$0.53	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2013	2012

Revenues:
Fuel	$4,927,971	$5,039,010
Nonfuel	1,100,554	1,020,299
Rent and royalties	9,676	11,220
Total revenues	6,038,201	6,070,529

Cost of goods sold (excluding depreciation):
Fuel	4,669,885	4,789,447
Nonfuel	496,140	455,201
Total cost of goods sold (excluding depreciation)	5,166,025	5,244,648

Operating expenses:
Site level operating	570,007	525,962
Selling, general & administrative	71,414	73,110
Real estate rent	156,412	148,030
Depreciation and amortization	41,894	37,138
Total operating expenses	839,727	784,240

Income from operations	32,449	41,641

Income from equity investees	2,018	1,263
Acquisition costs	(1,346)	(647)
Interest income	1,162	1,094
Interest expense	(13,009)	(7,632)
Income before income taxes	21,274	35,719
Provision for income taxes	1,626	1,062
Net income	$19,648	$34,657

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $(88) and $86, respectively	(209)	218
Equity interest in investee’s unrealized loss on investments	(67)	31
Other comprehensive income (loss)	(276)	249

Comprehensive income	$19,372	$34,906

Net income per share:
Basic and diluted	$0.66	$1.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net income	$19,648	$34,657
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash rent expense	(6,636)	(7,660)
Share based compensation expense	2,239	1,562
Depreciation and amortization expense	41,894	37,138
Income from equity investees	(2,018)	(1,263)
Distribution from equity investee	—	4,800
Amortization of deferred financing costs	496	263
Deferred income tax provision	515	425
Charge (credit) for doubtful accounts	(138)	27
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(47,649)	(46,040)
Inventories	(1,144)	(14,840)
Other current assets	9,669	5,917
Accounts payable and other current liabilities	59,558	73,830
Other, net	1,428	458
Net cash provided by operating activities	77,862	89,274

Cash flows from investing activities:
Proceeds from sales of improvements to HPT	60,979	48,282
Proceeds from asset sales	514	90
Acquisitions of businesses, net of cash acquired	(27,887)	(41,083)
Capital expenditures	(125,671)	(111,573)
Net cash used in investing activities	(92,065)	(104,284)

Cash flows from financing activities:
Proceeds from sale/leaseback transactions with HPT	2,184	—
Proceeds from Senior Notes issuance	110,000	—
Sale/leaseback financing obligation payments	(1,546)	(1,641)
Payment of deferred financing fees	(4,749)	(22)
Net cash provided by (used in) financing activities	105,889	(1,663)

Effect of exchange rate changes on cash	(13)	28

Net increase (decrease) in cash	91,673	(16,645)

Cash and cash equivalents at the beginning of the period	35,189	118,255
Cash and cash equivalents at the end of the period	$126,862	$101,610

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest)	$11,346	$7,244
Income taxes paid (net of refunds)	$745	$1,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

1.                                      Basis of Presentation, Business Description and Organization

TravelCenters of America LLC, which we refer to as the Company or we, us and our, primarily operates and franchises travel centers under the “TravelCenters of America,” “TA” or related brand names, or the TA brand, and the “Petro Stopping Centers” and “Petro” brand names, or the Petro brand, and other brand names along the U.S. interstate highway system.  Our customers include long haul trucking fleets and their drivers, independent truck drivers and motorists.

At September 30, 2013, our geographically diverse business included 247 locations in 42 U.S. states and in Canada.  As of September 30, 2013, we operated 214 of these locations, which we refer to as Company operated sites, and our franchisees operated 33 of these locations. Of our 247 locations at September 30, 2013, we owned 30, we leased or managed 190 from or for others, including 184 that we leased from Hospitality Properties Trust, or HPT, and franchisees owned or leased from others 27.  We subleased to franchisees six locations we lease from HPT.

Our travel centers include over 25 acres of land on average and typically offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel and convenience stores and various other driver amenities.  We also collect rents, royalties and other fees from our franchisees.

We manage our business on the basis of one operating segment and, therefore, have one reportable segment. Our locations sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar customers. We sometimes make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry.  We have only a single travel center located in a foreign country, Canada, and, we do not consider the revenues and assets related to our operations in Canada to be material to us.

The accompanying condensed consolidated financial statements are unaudited.  These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements.  The disclosures do not include all the information necessary for complete financial statements in accordance with GAAP.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, or our Annual Report.  In the opinion of our management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transactions and balances have been eliminated.  While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.  For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

We have reclassified certain prior year amounts between real estate rent and depreciation and amortization to be consistent with the current year presentation.  The total amounts of prior year operating expenses are unchanged.

Recently Issued Accounting Pronouncements

In January 2013, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income. Companies are also required to present details of reclassifications in the disclosure of changes in accumulated other comprehensive income balances. The update is effective for interim and annual reporting periods beginning after December 15, 2012. The implementation of this update caused no changes to our condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which sets forth explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance is effective for fiscal years and interim reporting periods beginning after December 15, 2013, with early adoption permitted. We do not expect the adoption of this update will have a material impact on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income, as reported	$15,803	$18,990	$19,648	$34,657
Less: net income attributable to participating securities	979	1,086	1,220	1,986
Net income available to common shareholders	$14,824	$17,904	$18,428	$32,671

Weighted average common shares(1)	27,737,712	27,162,024	27,717,490	27,143,539

Basic and diluted net income per share	$0.53	$0.66	$0.66	$1.20

(1)   Excludes unvested shares granted under our share award plan, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shareholders.  The weighted average number of unvested shares outstanding for the three months ended September 30, 2013 and 2012, was 1,832,378 and 1,647,756, respectively.  The weighted average number of unvested shares outstanding for the nine months ended September 30, 2013 and 2012, was 1,835,023 and 1,649,891, respectively.

3.                                      Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2013	2012

Nonfuel products	$148,791	$144,025
Fuel products	44,297	46,981
Total inventories	$193,088	$191,006

4.                                      Acquisitions

During the first nine months of 2013, we acquired six locations.  These sites were acquired for an aggregate of approximately $27,948, and we accounted for these transactions as business combinations, as required by GAAP.  Two of these locations were purchased from franchisees.  We have included the results of all of the acquired sites in our condensed consolidated financial statements from their respective dates of acquisition.  The pro forma impact of including the results of operations of the acquired business from the beginning of the period is not material to our results of operations.  The following table summarizes the amounts assigned, based on their fair values, to the assets we acquired and liabilities we assumed in the business combinations described above.  The estimates of fair values for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the acquisition date).

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Cash	$61
Inventories	962
Other current assets	7
Property and equipment	22,239
Goodwill	5,077
Other noncurrent assets	295
Other current liabilities	(279)
Other noncurrent liabilities	(414)
Total purchase price	$27,948

During the three and nine months ended September 30, 2013, we incurred and charged to expense $1,026 and $1,346, respectively, of acquisition costs related to our acquisition activities.

As of September 30, 2013, we had entered agreements to acquire four travel center properties for a total of approximately $20,462.  We completed two of these acquisitions in October 2013 for a total of $8,862.  We expect to complete the other acquisitions in the fourth quarter of 2013, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change.

5.                                      Senior Notes

On January 15, 2013, we issued at par $110,000 aggregate principal amount of our 8.25% Senior Notes, or the Senior Notes, in an underwritten public offering.  The Senior Notes are our senior unsecured obligations. The Senior Notes bear interest at 8.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013. The Senior Notes mature on January 15, 2028. We may, at our option, at any time on or after January 15, 2016, redeem some or all of the Senior Notes by paying 100% of the principal amount of the Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.  The indenture governing our Senior Notes does not limit the amount of indebtedness we may incur.  We may issue additional debt from time to time.  Total expenses of the offering of $4,914 were capitalized as deferred financing costs, which are included in other noncurrent assets in our condensed consolidated balance sheet and which are being amortized evenly over the term of the Senior Notes as interest expense.

We estimate that the fair value of our Senior Notes was $112,992 based on the trading price (a Level 1 input) of our Senior Notes on September 30, 2013.  The fair value of the Senior Notes exceeds the book value because the Senior Notes were trading at a premium to their par value.

6.                                      Accumulated Other Comprehensive Income

Accumulated other comprehensive income at September 30, 2013, consisted of the following:

	Foreign currency translation adjustment	Equity interest in investee’s unrealized gain (loss) on investments	Accumulated other comprehensive income

Balance at December 31, 2012	$1,200	$99	$1,299

Foreign currency translation adjustment, net of tax of $(88)	(209)	—	(209)
Equity interest in investee’s unrealized loss on investments	—	(67)	(67)
Other comprehensive income (loss), net of tax	(209)	(67)	(276)

Balance at September 30, 2013	$991	$32	$1,023

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

7.                                      Related Party Transactions

Relationship with HPT

HPT was our parent company until 2007 and is our principal landlord and our largest shareholder.  We were created as a separate public company in 2007 as a result of a spin off from HPT.  As of September 30, 2013, HPT owned 2,540,000 of our common shares, representing approximately 8.6% of our outstanding common shares.  One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of HPT.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is also a managing trustee of HPT, and Mr. Barry Portnoy’s son-in-law is an executive officer of HPT.  Our other Managing Director, Mr. Thomas O’Brien, who is also our President and Chief Executive Officer, was a former executive officer of HPT.  In addition, one of our Independent Directors, Mr. Arthur Koumantzelis, was a trustee of HPT at the time we were created; Mr. Koumantzelis resigned and ceased to be a trustee of HPT shortly before he joined our Board of Directors in 2007.

We have two leases with HPT, the TA Lease and the Petro Lease, pursuant to which we lease 184 locations from HPT.  Our TA Lease is for 144 locations that we operate primarily under the TA brand.  Our Petro Lease is for 40 locations that we operate under the Petro brand.  The TA Lease expires on December 31, 2022.  The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each.  We have the right to use the “TA”, “TravelCenters of America” and other trademarks, which are owned by HPT, during the term of the TA Lease.  We refer to the TA Lease and Petro Lease collectively as the HPT Leases.

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

Effective February 2012, the annual rent amount payable under the TA Lease increased by $5,000 pursuant to the final fixed rent increase included in the HPT Leases.  Accordingly, under the current terms of the HPT Leases, our rent payments to HPT will not increase except as a result of percentage rent and rent related to sales to HPT of improvements we make to properties we lease from HPT, as further described in the following paragraphs, or in the event HPT leases other properties to us.

Effective January 2012, we began to incur percentage rent payable to HPT under the TA Lease, and effective January 2013, we began to incur percentage rent payable to HPT under the Petro Lease.  Percentage rent under the HPT Leases is based on the excess of our fuel and nonfuel revenues over such revenues in the applicable base year periods.  The percentage rent is paid to HPT quarterly in arrears.  HPT has agreed to waive the first $2,500 of percentage rent that may become due under the Petro Lease.  The total amount of percentage rent we recognized as expense during the three and nine months ended September 30, 2013 and 2012, was $464 and $1,746 and $222 and $1,277, respectively.  The amount of percentage rent that would have been payable under the Petro Lease for the three and nine months ended September 30, 2013, was $90 and $307, respectively; because these amounts were waived, we did not recognize them as an expense in the three and nine months ended September 30, 2013.

Under the HPT Leases, we may request that HPT purchase certain approved renovations, improvements and equipment at the leased locations in return for increases in our minimum annual rent according to the following formula: the minimum rent per year will be increased by an amount equal to the amount paid by HPT multiplied by the greater of (i) 8.5% and (ii) a benchmark U.S. Treasury interest rate plus 3.5%.  During the nine months ended September 30, 2013, pursuant to the terms of the HPT Leases, we sold to HPT $63,163 of improvements we made to properties leased from HPT, and, as a result, our minimum annual rent payable to HPT increased by approximately $5,369.  As of September 30, 2013, our property and equipment balance included $2,448 for similar improvements we have made to HPT owned sites that we intend to request that HPT purchase from us for an increase in future rent; however, HPT is not obligated to purchase these improvements.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

The following table summarizes the various amounts related to the HPT Leases and leases with other lessors that are reflected in real estate rent expense in our condensed consolidated statements of operations and comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash payments for rent under the HPT Leases	$54,637	$51,867	$161,763	$154,973
Change in accrued estimated percentage rent	(111)	76	473	76
Adjustments to recognize expense on a straight line basis	(483)	(1,172)	(1,383)	(2,306)
Sale/leaseback financing obligation amortization	(525)	(543)	(1,547)	(1,641)
Rent payments recognized as interest expense	(1,757)	(1,816)	(5,242)	(5,436)
Deferred leasehold improvements allowance amortization	(1,692)	(1,692)	(5,077)	(5,077)
Amortization of deferred gain on sale/leaseback transactions	(77)	(18)	(230)	(52)
Rent expense related to HPT Leases	49,992	46,702	148,757	140,537
Rent paid to others (1)	2,430	2,454	7,628	7,302
Adjustments to recognize expense on a straight line basis for other leases	2	29	27	191
Total real estate rent expense	$52,424	$49,185	$156,412	$148,030

(1)         Includes rent paid directly to HPT’s landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.

The following table summarizes the various amounts related to the HPT Leases that are included in our balance sheets.

	September 30,	December 31,
	2013	2012

Current HPT Leases liabilities:
Accrued rent	$18,057	$17,092
Current portion of sale/leaseback financing obligation (1)	2,220	2,038
Current portion of straight line rent accrual (2)	4,413	2,149
Current portion of deferred gain on sale/leaseback transactions (3)	306	306
Current portion of deferred tenant improvements allowance (4)	6,769	6,769
Total Current HPT Leases liabilities	$31,765	$28,354

Noncurrent HPT Leases liabilities:
Deferred rent obligation (5)	$150,000	$150,000
Sale/leaseback financing obligation (1)	82,650	82,195
Straight line rent accrual (2)	51,399	55,233
Deferred gain on sale/leaseback transactions (3)	2,562	2,792
Deferred tenant improvements allowance (4)	55,838	60,915
Total Noncurrent HPT Lease liabilities	$342,449	$351,135

(1)         Sale/leaseback Financing Obligation.  GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheet the leased assets at thirteen of the locations previously owned by our predecessor that we now lease from HPT because we subleased more than a minor portion of those locations to third parties, and one location did not qualify for operating lease treatment for other reasons.  Accordingly, we recorded the leased assets at these locations at an amount equal to HPT’s recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale/leaseback financing obligation in our consolidated balance sheet.  In addition, sales to HPT of improvements at these locations are accounted for as sale/leaseback financing transactions and these liabilities are increased by the amount of proceeds we receive from HPT.  We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the sale/leaseback financing obligation and a portion as interest expense in our consolidated statements of operations and comprehensive income.  We determined the allocation of these rent payments to the liability and to interest expense using the effective interest method.  The amounts allocated to interest expense were $1,757 and $1,816 for the three months ended

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

September 30, 2013 and 2012, respectively, and $5,242 and $5,436 for the nine months ended September 30, 2013 and 2012, respectively.  During 2012, the subleases at four of these locations were terminated, qualifying the related locations for sale leaseback accounting and reducing this liability.  In October 2013, the sublease at another one of these locations was terminated and we began to operate that travel center; this liability balance will be reduced by approximately $2,463 in the fourth quarter as a result.

(2)         Straight Line Rent Accrual.  The TA Lease included scheduled rent increases over the first six years of the lease term, as do certain of the leases for properties we sublease from HPT, the rent for which we pay directly to HPT’s landlords.  Also, under our leases with HPT, we are obligated to pay to HPT at lease expiration an amount equal to an estimate of the asset retirement obligation we would have if we owned the underlying assets.  We recognize the effects of scheduled rent increases and the future payment to HPT for asset retirement obligations in real estate rent expense over the lease terms on a straight line basis, with offsetting entries to this accrual balance.

(3)         Deferred Gain on Sale/Leaseback Transactions.  This gain arose from the termination during 2012 of subleases for four locations we lease from HPT, as further described in note (1) above, and from the sales of certain assets to HPT.  Under GAAP, the gain or loss from the sale portion of a sale/leaseback transaction is deferred and amortized into real estate rent expense on a straight line basis over the term of the lease.  We expect a gain on sale/leaseback transactions of $434 as a result of the termination in October 2013 of the sublease of a location we lease from HPT, as further described in note (1) above, and that gain will be similarly deferred and amortized.

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

On July 1, 2013, HPT purchased land that was previously leased by HPT from a third party and subleased to us under the TA Lease.  Effective as of that date, rents due to that third party and our paying of those rents on behalf of HPT under the terms of the TA Lease ceased.  Also on that date, we and HPT amended the TA Lease to reflect our direct lease from HPT of that land and certain minor properties adjacent to existing travel centers included in the TA Lease purchased by HPT and to increase annual rent by $537, which was 8.5% of HPT’s investment.

One of the travel centers we leased from HPT under the TA Lease, located in Roanoke, VA, was taken in August 2013 by eminent domain proceedings brought by the Virginia Department of Transportation, or VDOT, in connection with certain highway construction.  The TA Lease provides that it terminates with respect to a property upon a taking of the property as the result of any eminent domain proceeding.  Under the terms of the TA Lease, the annual rent payable by us is reduced by 8.5% of the amount of the proceeds HPT receives from that taking or, at HPT’s option, the fair market value rent of the property.  There are ongoing negotiations among VDOT, HPT, and us regarding the amount of compensation to be paid for the taking and regarding a possible short term lease of the property to HPT, for sublease to us.  We expect that we will continue to operate this travel center pursuant to a sublease until October 2014.  VDOT’s estimate of fair market value for the taking is $6,280.  We and HPT have engaged an appraiser to review VDOT’s estimate.  Given the preliminary stages of these negotiations, there can be no assurance concerning what additional

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

compensation, if any, would be payable to us or HPT as a result of the taking or what leasing arrangements, if any, will be entered into and the date at which we will cease to operate this travel center.

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

Pursuant to our business management agreement and property management agreement with RMR, we incurred aggregate fees of $2,993 and $2,791 for the three months ended September 30, 2013 and 2012, respectively, and $8,408 and $7,904 for the nine months ended September 30, 2013 and 2012, respectively.  These amounts are included in selling, general and administrative expenses in our condensed consolidated financial statements.

Relationship with AIC

We, RMR, HPT and five other companies to which RMR provides management services each currently own 12.5% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Directors, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  As of September 30, 2013, we have invested $5,229 in AIC since its formation in 2008.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.  Our investment in AIC had a carrying value of $5,781 and $5,629 as of September 30, 2013 and December 31, 2012, respectively.  We recognized income of $64 and $115 for the three months ended September 30, 2013 and 2012, respectively, and $219 and $236 for the nine months ended September 30, 2013 and 2012, respectively, arising from our investment in AIC.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2013 for a one year term and we paid a premium, including taxes and fees, of $2,743 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in that program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Relationship with PTP

Petro Travel Plaza Holdings LLC, or PTP, is a joint venture between us and Tejon Development Corporation, or Tejon, that owns two travel centers in California.  We own a 40% interest in PTP and operate the two locations PTP owns for which we receive management and accounting fees.  The carrying value of the investment in PTP as of September 30, 2013 and December 31, 2012, was $17,131 and $15,332, respectively.  We recognized management and accounting fee income of $200 for each of the three months ended September 30, 2013 and 2012, and $600 for each of the nine months ended September 30, 2013 and 2012.  At September 30, 2013 and December 31, 2012, we had a net payable to PTP of $675 and $575, respectively.  We recognized income of $795 and $686 during the three months ended September 30, 2013 and 2012, respectively, and $1,799 and $1,027 during the nine months ended September 30, 2013 and 2012, respectively, related to this investment.  In the first nine months of 2012, we received $4,800 of

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

distributions from PTP that represented a return on our investment; accordingly, this distribution is included in cash provided by operating activities in the accompanying statement of cash flows.

8.                                      Commitments and Contingencies

Commitments

As of September 30, 2013, we had entered agreements to acquire four travel center properties for a total of approximately $20,462.  We completed two of these acquisitions in October 2013 for a total of $8,862.  We expect to complete the other acquisitions in the fourth quarter of 2013, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change.

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

At September 30, 2013, we had a gross accrued liability of $8,299 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $2,169, resulting in an estimated net amount of $6,130 that we expect to need to fund in the future.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

current knowledge we do not expect that our net costs for such matters to be incurred at our locations, individually or in the aggregate, would be material to our financial condition or results of operations.

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

While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future or the ultimate outcome of matters currently pending.  We cannot be certain that contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future.  If we discover additional environmental issues, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could adversely affect our business or require us to expend significant amounts.  For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor vehicle gasoline and diesel fuel, could negatively impact our business and has caused us to add certain services and provide certain products to our customers.  Further, legislation and regulations that limit carbon emissions also may cause our energy costs at our locations to increase.

Legal Proceedings

In May 2010, the California Attorney General commenced litigation on behalf of the California State Water Resources Control Board against various defendants, including us, HPT TA Properties Trust (which is a subsidiary of HPT), PTP and Tejon in the Superior Court of California for Alameda County seeking unspecified civil penalties and injunctive relief for alleged violations of underground storage tank laws and regulations at various facilities in Kern and Merced Counties, which alleged violations do not include release of contamination into the environment.  On July 26, 2010, the California Attorney General voluntarily dismissed this litigation against us and the other named defendants, and on September 2, 2010, refiled its complaint against the same defendants in the Superior Court of California for Merced County, seeking unspecified civil penalties and injunctive relief.  We have denied the material allegations in the complaint and asserted various affirmative defenses.  The parties are currently engaged in settlement negotiations.  We intend to defend this lawsuit if a settlement is not reached.  Under the TA Lease and our expired lease agreement with Tejon for a location that was closed in 2009, we are liable to indemnify HPT TA Properties Trust and Tejon for any liabilities, costs and expenses they incur in connection with this litigation.  We have accrued an estimated loss for this matter and believe that the additional amount of loss we may realize, if any, upon the ultimate resolution of this matter in excess of the amount we have accrued will not be material to us.

Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in U.S. district courts in over 20 states.  Major petroleum refiners and retailers were named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale.  One theory alleges that the plaintiffs purchased smaller amounts of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy.  A second theory alleges that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  These “tax” cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays.  A third theory, advanced more recently in connection with plaintiffs’ request for class certification, alleges that all purchasers of fuel at any temperature are harmed because the defendants do not use equipment that adjusts for temperature or disclose the temperature of fuel being sold, and thereby deprive customers of information they allegedly require to make an informed purchasing decision.  We believe that there are substantial factual and legal defenses to the theories alleged in these so called “hot fuel” lawsuits.  The “temperature” cases seek nonmonetary relief in the form of an order requiring the defendants to install devices that display the temperature of the fuel and/or temperature correcting equipment on their retail fuel pumps and monetary relief in the form of damages, but the plaintiffs have not quantified the damages they seek.  The “tax” cases also seek monetary relief.  Plaintiffs have proposed a formula (which we dispute) to measure these damages as the difference between the amount of fuel excise taxes paid by defendants and the amount collected by defendants on motor fuel sales.  Plaintiffs have taken the position in Court filings that under this approach, our damages for an eight-year period for one state would be approximately $10,700.  We deny liability and

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

disagree with the plaintiffs’ positions.  All of these cases have been consolidated in the U.S. District Court for the District of Kansas pursuant to multi-district litigation procedures.  On May 28, 2010, that Court ruled that, with respect to two cases originally filed in the U.S. District Court for the District of Kansas, it would grant plaintiffs’ motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel).  On January 19, 2012, the Court amended its prior ruling, and certified a class with respect to plaintiffs’ claims for damages as well.  A TA entity was named in one of those two Kansas cases, but the Court ruled that the named plaintiffs were not sufficient to represent a class as to TA.  TA was thereafter dismissed from the Kansas case, and TA entities have been dismissed voluntarily from several other cases as well.  Several defendants in the Kansas cases, including major petroleum refiners, have entered into multi-state settlements.  Following a September 2012 trial against the remaining defendants in the Kansas cases, the jury returned a unanimous verdict in favor of those Kansas defendants, and the judge likewise ruled in the Kansas defendants’ favor on the sole non-jury claim.  In early 2013, the Court announced its intention to remand three cases originally filed in federal district courts in California back to their original courts.  A TA entity is named in one of these three California cases.  On April 9, 2013, the Court granted plaintiffs’ motion for class certification in the California cases.  On August 14, 2013, the Court granted summary judgment for the defendants with respect to all California claims in the California cases.  Since that time, the parties have entered stipulations of dismissal with all but one Plaintiff in one of the California cases, who continues to assert claims based on purchases of fuel in states other than California.  The Court has not issued a decision on class certification or motions for summary judgment with respect to those remaining claims in the California case or with respect to the remaining cases that have been consolidated in the multi-district litigation.  We cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits, but, the continued costs to defend these cases could be significant.

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

9.                                      Income Taxes

Because we do not have sufficient history of generating taxable income we do not currently recognize in our income tax provision the future benefit of our deferred tax assets, including the tax benefit associated with our loss carry forwards from prior years by establishing a valuation allowance related to these deferred tax assets.  We will continue to assess our ability to generate taxable income during future periods in which our deferred tax assets may be realized.  If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statement of operations and comprehensive income, which will affect our results of operations.  As a result of certain trading in our shares during 2007, our 2007 federal net operating loss of $49,740 and other tax credit carry forwards are generally not available to us for the purpose of offsetting future taxable income because of certain Internal Revenue Code provisions regarding changes in ownership of our common shares.  As of December 31, 2012, we had an unrestricted federal net operating loss carry forward of approximately $108,250.  Our federal net operating loss carryforward and tax credits and the majority of our state net operating loss carry forwards will begin to expire in 2027.  Certain of our other state net operating loss carry forwards began to expire in 2012.  In addition, certain states do not permit the use of net operating loss carry forwards.

For the three months ended September 30, 2013 and 2012, we recognized tax expense of $1,074 and $429, respectively, which included tax expense of $740 and $213, respectively, for certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.  Tax expense also included $334 and $216 in the third quarter of 2013 and 2012, respectively, related to a noncash deferred liability arising from foreign currency translation adjustments that do not offset our deferred tax assets and from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

For the nine months ended September 30, 2013 and 2012, we recognized tax expense of $1,626 and $1,062, respectively, which included tax expense of $1,111 and $637, respectively, for certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.  Tax expense also included $515 and $425 in the first nine months of 2013 and 2012, respectively, related to a noncash deferred liability arising from foreign currency translation adjustments that do not offset our deferred tax assets and from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes.

In measuring our deferred tax assets, we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for all or a portion of our deferred tax assets.  Judgment is required in considering the relative impact of negative and positive evidence.  The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.  The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is unnecessary.  In order to assess the likelihood of realizing the benefit of these deferred tax assets, we are required to rely on our projections of future income.  We believe that our history of losses coupled with the fact that we have a short history of operating profits that is limited to 2011 and 2012, creates sufficient negative evidence such that we are unable to conclude that realization of the benefit is more likely than not.  As a result, we have concluded that it is appropriate to maintain a full valuation allowance against our net deferred tax assets until our profitability becomes more predictable.  We may reverse some or all of the valuation allowance when we believe that we will more likely than not realize the benefit of our deferred tax assets.  At that time, we will record deferred tax assets as an income tax benefit in our consolidated statements of operations and comprehensive income, which will affect our results of operations.  If our profitability realized since January 1, 2011, continues, our estimates and assumptions regarding the valuation allowance may change in the future.

10.                               Other Information

Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest related to our Senior Notes and Credit Facility	$2,731	$535	$7,845	$1,605
HPT rent classified as interest	1,757	1,816	5,242	5,436
Amortization of deferred financing costs	171	89	496	263
Capitalized interest	(166)	—	(806)	—
Other	21	198	232	328
Interest expense	$4,514	$2,638	$13,009	$7,632

We capitalize a portion of the interest expense incurred on our Senior Notes that is attributable under GAAP to our more significant construction projects over the duration of the respective construction periods.  Capitalized interest is amortized to depreciation and amortization expense over the life of the corresponding asset.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollars in thousands)

The following discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in our Annual Report.

Our revenues and income are subject to potentially material changes as a result of the market prices and availability of fuel.  These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment.  Over the past few years there has been significant volatility in the cost of fuel.  During the first half of 2012, fuel prices generally declined due to global economic concerns, including economic conditions in Europe.  However, during the third quarter of 2012 fuel prices generally rose due to tensions in the Middle East and economic stimulus programs in Europe and elsewhere.  During the fourth quarter of 2012, fuel prices declined and at the end of 2012 were near the prices we experienced at the end of 2011.  During the first quarter of 2013, prices generally declined and were at a lower level than the prices experienced during the first quarter of 2012.  During the second quarter of 2013, fuel prices again rose and at the end of the second quarter of 2013 approximated the prices we experienced at the end of the second quarter of 2012.  Then, during the third quarter of 2013, fuel prices again rose, but were generally at a lower level than the prices experienced during the third quarter of 2012.  Also, recent gains in fuel supplies and sources within the United States and Canada have helped to maintain relative market price stability, but as export markets and capabilities increase for fuel that price stabilization factor may be less effective.  We expect that changes in our costs for fuel products can largely be passed on to our customers, but often there are delays in passing on price changes that can affect our fuel gross margins.  Although other factors have an effect, during periods of rising fuel commodity prices fuel gross margins per gallon tend to be lower than they otherwise may have been, and during periods of falling fuel commodity prices fuel gross margins per gallon tend to increase.  Also, fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements.  We expect that the fuel markets will continue to be volatile for the foreseeable future.  For more information about fuel market risks that may affect us and our actions to mitigate those risks, see Part II, Item 4, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report and Part II, Item 7A, “Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report.

The condition of the U.S. economy generally, and the financial condition and activity of the trucking industry in the U.S. specifically, impacted our financial results during the first nine months of 2013, and we expect that they will continue to impact our financial results in future periods.  The trucking industry is the primary customer for our goods and services.  Freight and trucking demand in the U.S. historically generally reflects the level of commercial activity in the U.S. economy. During 2012 and the first half of 2013, the U.S. economy slowly improved and the financial condition and activity level in the trucking industry similarly slowly improved, but these improvements appear to be uneven and may not affect all market participants equally.  We believe that during the third quarter of 2013, demand for fuel by trucking companies was negatively affected as compared to the prior year by the new hours of service rules for truck drivers, which went into effect in July 2013, and the driver shortage plaguing the trucking industry as these factors increase trucking company costs causing trucking companies to focus on fuel efficiency and shippers to divert some business away from trucking.  Technological innovations and other regulatory changes permitting and requiring improved fuel efficiency of motor vehicle engines and other fuel conservation practices employed by trucking companies also continue to reduce the demand for diesel fuel that might otherwise exist for a given level of trucking miles driven.

In part as a result of the aforesaid factors, our nonfuel revenues in the first nine months of 2013 increased on a same site basis over the prior year, but fuel sales volumes on a same site basis for the 2013 first nine months declined compared to the prior year and the level of fuel sales volume continues to be below that experienced before the recent U.S. economic recession, which we believe began to impact the trucking industry in late 2007.  Despite the year over year declines in fuel sales volumes, our fuel gross margins per gallon for the 2013 first nine months increased slightly on a same site basis over the prior year.  We believe this trend primarily is attributable to our continued focus on managing our fuel pricing to balance sales volume and profitability considerations.  Also, during the second and third quarters of 2013, TA’s primary competitors engaged in aggressive sales efforts to maintain and grow market share, which negatively impacted our fuel sales volume and fuel gross margin per gallon during this time period.  These aggressive sales efforts by our competitors appear to have abated somewhat in the third quarter versus the second quarter.

The decline in net income that we experienced during the three and nine month periods ended September 30, 2013, as compared to the same periods of the prior year is largely due to increases in depreciation and amortization expense attributable to the travel center acquisitions and other capital investments we made during 2012 and 2013 and the related acquisition and financing costs. Since the beginning of 2011, we have invested $216,916 to acquire and improve 26 travel center properties.  The operations at many of the 26 locations acquired during those periods have not yet reached the stabilized levels we currently expect.  From the time of their acquisition by TA, during the three, nine and twelve month periods ended September 30, 2013, these 26 properties generated gross revenues in excess of cost of goods sold and site level operating expenses of $7,599, $17,652 and $19,272, respectively, compared to $1,580, $4,023 and $5,182 for the three, nine and twelve month periods ended September 30, 2012, respectively.  We believe that the improvements we have made and plan to make at these locations may continue to improve the financial results at these locations in the future.  The improvements to properties we acquire are often substantial and require a long period of time to plan, design, permit and complete, and after completed then require a period of time to produce stabilized financial results.  We estimate that the travel centers we acquire generally will reach financial stabilization in approximately the third year after acquisition, but the actual result can vary widely from this estimate due to many factors.

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

Number of Sites

The following table summarizes the changes in the number of sites (company operated and franchisee operated) from December 31, 2011 through September 30, 2013:

			Franchisee
			Owned
	Company	Franchisee	and
	Operated	Operated	Operated	Total
Number of locations at December 31, 2011	194	10	33	237

January - September 2012 Activity:
Acquired locations	5	—	—	5
Acquisition of franchised locations	5	(1)	(4)	—
Number of locations at September 30, 2012	204	9	29	242

October - December 2012 Activity:
Acquired locations	1	—	—	1
Acquisition of franchised locations	3	(3)	—	—
Number of locations at December 31, 2012	208	6	29	243

January — September 2013 Activity:
Acquired locations	4	—	—	4
Acquisition of franchised locations	2	—	(2)	—
Number of locations at September 30, 2013	214	6	27	247

In October 2013, we terminated the franchise agreement at one location and we began to operate that travel center.

Operating Segment

We manage our business on the basis of one operating segment.  Please refer to the consolidated financial statements included in Item 1 of this Quarterly Report for revenue, operating profit and asset data.  We have only a single travel center located in a foreign country, Canada, and we consider the revenues and assets related to our operations in Canada to be not material to us.  The following table sets forth the composition of our total revenues by type for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Fuel	80.8%	81.9%	81.6%	83.0%
Nonfuel	19.0%	17.9%	18.2%	16.8%
Rent and royalties from franchisees	0.2%	0.2%	0.2%	0.2%
Total revenues	100.0%	100.0%	100.0%	100.0%

Relevance of Fuel Revenues

Due to volatile pricing of fuel products purchases and our pricing of fuel products to customers, we believe that fuel revenue is not a reliable basis for analyzing our results of operations from period to period.  As a result solely of changes in commodity fuel prices, our fuel revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin.  We consider fuel volumes and fuel gross margin to be better measures of comparative performance than fuel revenues.  However, fuel pricing and revenues can materially impact our working capital requirements; see “Liquidity and Capital Resources” below.

Results of Operations (dollars in thousands)

Three months ended September 30, 2013 compared to September 30, 2012

The following table presents changes in our operating results for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

	Three Months Ended September 30,		$	%
(dollars in thousands)	2013	2012	Change	Change

Revenues:
Fuel	$1,667,464	$1,666,810	$654	—%
Nonfuel	391,319	363,402	27,917	7.7%
Rent and royalties	3,313	3,941	(628)	(15.9)%
Total revenues	2,062,096	2,034,153	27,943	1.4%

Cost of goods sold (excluding depreciation):
Fuel	1,576,118	1,581,830	(5,712)	(0.4)%
Nonfuel	178,837	164,017	14,820	9.0%
Total cost of goods sold (excluding depreciation)	1,754,955	1,745,847	9,108	0.5%

Operating expenses:
Site level operating expenses	195,428	179,737	15,691	8.7%
Selling, general & administrative expense	23,705	25,577	(1,872)	(7.3)%
Real estate rent	52,424	49,185	3,239	6.6%
Depreciation and amortization expense	14,646	12,874	1,772	13.8%
Total operating expenses	286,203	267,373	18,830	7.0%

Income from operations	20,938	20,933	5	—%
Income from equity investees	859	801	58	7.2%
Acquisition costs	(1,026)	(189)	(837)	442.9%
Interest income	620	512	108	21.1%
Interest expense	(4,514)	(2,638)	(1,876)	71.1%
Income before income taxes	16,877	19,419	(2,542)	(13.1)%
Provision for income taxes	1,074	429	645	150.3%
Net income	$15,803	$18,990	$(3,187)	(16.8)%

Same Site Comparisons. As part of this discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we include a location in the following same site comparisons only if we continuously operated it from July 1, 2012, through September 30, 2013, or, for rent and royalty revenues, if during that period the location was continuously operated by one of our franchisees.  We do not exclude locations from the same site comparisons as a result of expansions in their size, capital improvements to the site or changes in the services offered.  The table below excludes the data of two locations TA operates that are owned by a joint venture and one company operated site that was temporarily closed during parts of the period.

				% Change
	Three Months Ended September 30,		$	Favorable/
(gallons and dollars in thousands)	2013	2012	Change	(Unfavorable)

Number of company operated locations	195	195	—	—

Fuel: (1)
Fuel sales volume (gallons)	478,374	485,129	(6,755)	(1.4)%
Fuel revenues	$1,535,620	$1,583,090	$(47,470)	(3.0)%
Fuel gross margin	$86,085	$83,009	$3,076	3.7%
Fuel gross margin per gallon	$0.180	$0.171	$0.009	5.3%

Nonfuel: (1)
Nonfuel revenues	$370,661	$359,009	$11,652	3.2%
Nonfuel gross margin	$201,246	$197,118	$4,128	2.1%
Nonfuel gross margin percentage	54.3%	54.9%		(60	)pts

Total gross margin	$287,331	$280,127	$7,204	2.6%

Site level operating expenses (1)	$184,336	$176,858	$7,478	4.2%
Site level operating expenses as a percentage of nonfuel revenues(1)	49.7%	49.3%		(40	)pts

Site level gross margin in excess of site level operating expenses(1)	$102,995	$103,269	$(274)	(0.3)%

Number of franchisee operated locations	33	33	—	—
Rent and royalty revenues	$3,357	$3,186	$171	5.4%

(1)                   Includes fuel volume, gross margin, revenues and expenses of locations that were company operated during the entirety of each of the periods presented.

Revenues.  Revenues for the three month period ended September 30, 2013, were $2,062,096, which represented an increase from the quarter ended September 30, 2012, of $27,943, or 1.4%, primarily resulting from an increase in nonfuel revenue.

Fuel revenues for the quarter ended September 30, 2013, were $1,667,464, essentially unchanged from the same period in 2012.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for three months ended September 30, 2012	511,373	$1,666,810

Decrease due to petroleum products price changes	—	(25,349)
Decrease due to same site volume changes	(6,755)	(22,626)
Increase due to locations opened	25,466	81,401
Decrease in wholesale sales to nonfranchisees	(749)	(2,468)
Decrease in sales to franchisees on a wholesale basis	(9,362)	(30,304)
Net change from prior year period	8,600	654

Results for three months ended September 30, 2013	519,973	$1,667,464

Fuel revenue for the 2013 period reflected increases in sales volume due to sites we acquired since October 1, 2012, largely offset by declines in fuel volume sold on a wholesale basis to franchisees, lower market prices for fuel and declines in same site sales volume, as compared to the prior year period.  The decreased level of sales volume to franchisees resulted from the sublease renewals we entered into with our franchisees in the second half of 2012 that eliminated the requirement that these subtenants purchase their diesel fuel from us.  On a same site basis, fuel sales volume for our company operated locations decreased by 6,755 gallons, or 1.4%, during the three months ended September 30, 2013, compared to the same period in 2012.  We believe that the effect on miles driven and truck utilization of the new truck driver hours of services rules, the trend of improved fuel efficiency of heavy truck engines and other fuel conservation efforts by trucking customers and our decision to avoid certain lower margin fuel sales contributed to decreased same site fuel sales volume despite the slight and slow improvement in the U.S. economy.  In addition, as noted above under “Overview,” competitive pressures from other industry participants also affected our fuel sales volume.

Nonfuel revenues for the three months ended September 30, 2013, were $391,319, an increase of $27,917, or 7.7%, compared to the same period in 2012.  The majority of the change between periods resulted from an increase in revenues at those sites we acquired since July 1, 2012, but also reflected a same site nonfuel revenue increase.  On a same site basis for our company operated sites, nonfuel revenues increased by $11,652, or 3.2%, during the three months ended September 30, 2013, compared to the same period in 2012.  We believe the same site nonfuel revenue increase reflects increased customer spending due to increased customer traffic, certain price increases we have instituted as a result of increased prices we paid for nonfuel inventory purchases and the effects of certain of our marketing initiatives.

Rent and royalty revenues for the three months ended September 30, 2013, were $3,313, a decrease of $628, or 15.9%, compared to the same period in 2012.  Rent and royalties decreased largely as a result of our acquisitions during 2012 and 2013 of ten franchise locations that we now operate, including four that we had subleased to a franchisee.  This decrease was partially offset by increased rents that became effective during the second half of 2012 at six sites we subleased to franchisees.  In October 2013, the sublease for one of these six sites was terminated and we began to operate that travel center.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended September 30, 2013, was $1,754,955, an increase of $9,108, or 0.5%, compared to the same period in 2012.

Fuel cost of goods sold for the quarter ended September 30, 2013, of $1,576,118, decreased by $5,712, or 0.4%, compared to the same period in 2012.  This decrease in fuel cost of goods sold primarily resulted from the decrease in same site fuel sales volumes and the decrease in fuel sold to franchisees on a wholesale basis, partially offset by sales volume growth due to sites we acquired during 2012 and 2013.  The fuel gross margin per gallon of $0.180 on a same site basis for the three months ended September 30, 2013, was $0.009 per gallon higher than for the same period of 2012, primarily as a result of variations in market prices for fuel (while prices increased in both periods, the increase in the 2012 third quarter was much larger), competitive conditions within our industry and our decision to forgo certain low margin sales.  In addition, during the third quarter of 2013 we recognized $553 as a reduction of our fuel cost of sales due to refunds we received from certain suppliers in connection with biodiesel tax credits related to certain purchases made from those suppliers during 2012.  On January 2, 2013, the American Taxpayer Relief Act of 2012 became law and reinstated retroactively to January 1, 2012, the “Blender’s Credit for Biodiesel and Renewable Diesel”.  This credit had previously expired on December 31, 2011, and, accordingly, we did not recognize any benefit related to it in our 2012 operating results.  During the first six months of 2013, we recognized $3,334 as a reduction of our fuel cost of sales in connection with these credits.

Nonfuel cost of goods sold for the three months ended September 30, 2013, was $178,837, an increase of $14,820, or 9.0%, compared to the same period in 2012.  Nonfuel cost of goods sold increased primarily due to the nonfuel sales increases noted above, combined with increases in product unit costs.  Nonfuel gross margin for the three months ended September 30, 2013, was $212,482, compared to $199,385 during the same period of 2012.  Nonfuel gross margin was 54.3% and 54.9% of nonfuel revenues during the third quarters of 2013 and 2012, respectively.  The nonfuel gross margin percentage decreased largely as a result of a change in the mix of products and services sold, as well as increases in our cost of tires that we were not able to pass on with corresponding higher sales prices charged to our customers.

Site level operating expenses.  Site level operating expenses for the three months ended September 30, 2013, were $195,428, an increase of $15,691, or 8.7%, compared to the same period in 2012.  The increase in site level operating expenses was primarily due to the locations we acquired during 2012 and 2013, including $337 of start up expenses at these sites.

On a same site basis for our company operated sites, site level operating expenses increased by $7,478, or 4.2%, for the three months ended September 30, 2013, compared to the same period in 2012, primarily due to labor costs that increased as the level of nonfuel sales grew and increased utilities expenses.  Site level operating expenses as a percentage of nonfuel revenues on a same site basis for the quarter ended September 30, 2013, were 49.7%, compared to 49.3% for the same period in 2012.  The increase in operating expenses as a percentage of nonfuel revenues on a same site basis was due to variations in certain expense categories such as transaction fees, environmental charges, and miscellaneous losses that do not necessarily vary with the level of nonfuel sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended September 30, 2013, were $23,705, compared to $25,577 during the same period of 2012, a decrease of $1,872, or 7.3%.  The decrease in selling, general and administrative expenses was primarily the result of decreased litigation expenses, partially offset by increased personnel costs.

Real estate rent expense.  Rent expense for the three months ended September 30, 2013, was $52,424, an increase of $3,239 compared to the same period in 2012 that is attributable to rent increases related to improvements acquired by HPT since July 1, 2012, and increases in percentage rent recognized under the HPT Leases based on increases in 2013 fuel and nonfuel revenues over base amounts.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended September 30, 2013, was $14,646, an increase of $1,772, or 13.8%, compared to the same period in 2012, that primarily resulted from the location acquisitions and other capital investments we completed (and did not subsequently sell to HPT) during 2012 and 2013.

Acquisition costs.  Acquisition costs for the three months ended September 30, 2013, were $1,026, an increase of $837, or 442.9%, compared to the same period in 2012, that primarily resulted from costs incurred for the legal and due diligence activities associated with our consideration of possible acquisitions, including closed and pending acquisitions and one acquisition that we have determined not to pursue further at this time.

Interest expense.  Interest expense for the three months ended September 30, 2013, was $4,514, an increase of $1,876 compared to the same period in 2012.  The increase was primarily due to the issuance of our Senior Notes in January 2013 and consisted of the following:

	Three Months Ended September 30,		$
(dollars in thousands)	2013	2012	Change

Interest related to our Senior Notes and Credit Facility	$2,731	$535	$2,196
HPT rent classified as interest	1,757	1,816	(59)
Amortization of deferred financing costs	171	89	82
Capitalized interest	(166)	—	(166)
Other	21	198	(177)
Total interest expense	$4,514	$2,638	$1,876

We capitalize a portion of the interest expense incurred on our Senior Notes that is attributable under GAAP to our more significant construction projects over the duration of the respective construction periods.  Capitalized interest is amortized to depreciation and amortization expense over the estimated useful life of the corresponding asset.

Income tax provision.  Our provision for income taxes was $1,074 and $429 for the three month periods ended September 30, 2013 and 2012, respectively.  We do not currently recognize the benefit of our deferred tax assets, including the tax benefit associated with our tax loss carry forwards from prior years, but our tax loss carry forwards do offset any federal and certain state income tax associated with our current taxable income.  Our income tax provision represents certain state taxes payable without regard to our tax loss carry forwards as well as the recognition of deferred tax liabilities that cannot be used to reduce existing deferred tax assets related to the tax amortization of indefinite lived intangible assets and to foreign currency translation adjustments.

Nine months ended September 30, 2013 compared to September 30, 2012

The following table presents changes in our operating results for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2013	2012	Change	Change

Revenues:
Fuel	$4,927,971	$5,039,010	$(111,039)	(2.2)%
Nonfuel	1,100,554	1,020,299	80,255	7.9%
Rent and royalties	9,676	11,220	(1,544)	(13.8)%
Total revenues	6,038,201	6,070,529	(32,328)	(0.5)%

Cost of goods sold (excluding depreciation):
Fuel	4,669,885	4,789,447	(119,562)	(2.5)%
Nonfuel	496,140	455,201	40,939	9.0%
Total cost of goods sold (excluding depreciation)	5,166,025	5,244,648	(78,623)	(1.5)%

Operating expenses:
Site level operating expenses	570,007	525,962	44,045	8.4%
Selling, general & administrative expense	71,414	73,110	(1,696)	(2.3)%
Real estate rent	156,412	148,030	8,382	5.7%
Depreciation and amortization expense	41,894	37,138	4,756	12.8%
Total operating expenses	839,727	784,240	55,487	7.1%

Income from operations	32,449	41,641	(9,192)	(22.1)%
Income from equity investees	2,018	1,263	755	59.8%
Acquisition costs	(1,346)	(647)	(699)	108.0%
Interest income	1,162	1,094	68	6.2%
Interest expense	(13,009)	(7,632)	(5,377)	70.5%
Income before income taxes	21,274	35,719	(14,445)	(40.4)%
Provision for income taxes	1,626	1,062	564	53.1%
Net income	$19,648	$34,657	$(15,009)	(43.3)%

Same Site Comparisons. As part of this discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we include a location in the following same site comparisons only if we continuously operated it from January 1, 2012, through September 30, 2013, or, for rent and royalty revenues, if during that period the location was continuously operated by one of our franchisees.  We do not exclude locations from the same site comparisons as a result of expansions in their size, capital improvements to the site or changes in the services offered.  The table below excludes the data of two locations TA operates that are owned by a joint venture and one company operated site that was temporarily closed during parts of the period.

				% Change
	Nine Months Ended September 30,		$	Favorable/
(gallons and dollars in thousands)	2013	2012	Change	(Unfavorable)

Number of company operated locations	191	191	—	—

Fuel: (1)
Fuel sales volume (gallons)	1,415,805	1,465,932	(50,127)	(3.4)%
Fuel revenues	$4,542,954	$4,764,085	$(221,131)	(4.6)%
Fuel gross margin	$243,222	$245,689	$(2,467)	(1.0)%
Fuel gross margin per gallon	$0.172	$0.168	$0.004	2.4%

Nonfuel: (1)
Nonfuel revenues	$1,035,559	$1,008,252	$27,307	2.7%
Nonfuel gross margin	$568,619	$558,617	$10,002	1.8%
Nonfuel gross margin percentage	54.9%	55.4%		(50	)pts

Total gross margin	$811,841	$804,306	$7,535	0.9%

Site level operating expenses (1)	$532,600	$514,336	$18,264	3.6%
Site level operating expenses as a percentage of nonfuel revenues(1)	51.4%	51.0%		(40	)pts

Site level gross margin in excess of site level operating expenses(1)	$279,241	$289,970	$(10,729)	(3.7)%

Number of franchisee operated locations	33	33	—	—
Rent and royalty revenues	$9,561	$8,416	$1,145	13.6%

(1)       Includes fuel volume, gross margin, revenues and expenses of locations that were company operated during the entirety of each of the periods presented.

Revenues.  Revenues for the nine month period ended September 30, 2013, were $6,038,201, which represented a decrease from the nine months ended September 30, 2012, of $32,328, or 0.5%, primarily resulting from a decrease in fuel revenue partially offset by an increase in nonfuel revenue.

Fuel revenues for the nine months ended September 30, 2013, were $4,927,971, a decrease of $111,039, or 2.2%, compared to the same period in 2012.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for nine months ended September 30, 2012	1,552,998	$5,039,010

Decrease due to petroleum products price changes	—	(56,415)
Decrease due to same site volume changes	(50,127)	(161,513)
Increase due to locations opened	78,238	250,253
Decrease in wholesale sales to nonfranchisees	(1,777)	(5,823)
Decrease in sales to franchisees on a wholesale basis	(42,561)	(137,541)
Net change from prior year period	(16,227)	(111,039)

Results for nine months ended September 30, 2013	1,536,771	$4,927,971

The decrease in fuel revenue resulted largely from declines in same site sales volume, in fuel volume sold on a wholesale basis to franchisees and lower market prices for fuel, partially offset by sales volume growth at sites we acquired during 2012 and 2013.  On a same site basis, fuel sales volume for our company operated locations decreased by 50,127 gallons, or 3.4%, during the nine months ended September 30, 2013, compared to the same period in 2012.  We believe that the effect of the new truck driver hours of services rules on miles driven and truck utilization, the trend of improved fuel efficiency of heavy truck engines and other fuel conservation efforts by trucking customers and our decision to avoid certain lower margin fuel sales contributed to decreased same site fuel sales volume despite the slight and slow improvement in the U.S. economy.  In addition, as noted above under “Overview,” competitive pressures from other industry participants also affected our fuel sales volume.  The decreased level of sales volume to franchisees resulted from the sublease renewals we entered into with our franchisees in the second half of 2012 that eliminated the requirement that these subtenants purchase their diesel fuel from us.

Nonfuel revenues for the nine months ended September 30, 2013, were $1,100,554, an increase of $80,255, or 7.9%, compared to the same period in 2012.  The majority of the change between periods resulted from an increase in revenues at those sites we acquired during 2012 and 2013, but also reflected a same site nonfuel revenue increase.  On a same site basis for our company operated sites, nonfuel revenues increased by $27,307, or 2.7%, during the nine months ended September 30, 2013, compared to the same period in 2012.  We believe the same site nonfuel revenue increase reflects increased customer spending due to increased customer traffic, certain price increases we have instituted as a result of increased prices we paid for nonfuel inventory purchases and the effects of certain of our marketing initiatives.

Rent and royalty revenues for the nine months ended September 30, 2013, were $9,676, a decrease of $1,544, or 13.8%, compared to the same period in 2012.  Rent and royalties decreased largely as a result of our acquisitions during 2012 and 2013 of ten franchise locations that we now operate, including four that we had subleased to a franchisee.  This decrease was partially offset by increased rents at six sites we subleased to franchisees that became effective during the second half of 2012.  In October 2013, the sublease for one of these six sites was terminated and we began to operate that travel center.

Cost of goods sold (excluding depreciation). Cost of goods sold for the nine months ended September 30, 2013, was $5,166,025, a decrease of $78,623, or 1.5%, compared to the same period in 2012.

Fuel cost of goods sold for the nine months ended September 30, 2013, of $4,669,885 decreased by $119,562, or 2.5%, compared to the same period in 2012.  This decrease in fuel cost of goods sold primarily resulted from the decrease in same site fuel sales volumes and the decrease in fuel sold to franchisees on a wholesale basis partially offset by sales volume growth due to sites we acquired during 2012 and 2013.  The fuel gross margin per gallon of $0.172 on a same site basis for the nine months ended September 30, 2013, was $0.004 per gallon higher than for the same period of 2012, primarily as a result of variations in market prices for fuel, competitive conditions within our industry and our decision to forgo certain low margin sales.  In addition, during the first nine months of 2013, we recognized $3,887 as a reduction of our fuel cost of goods sold as a result of refunds paid or due to us in relation to certain fuel purchases during 2012 as a result of the retroactive reinstatement of biodiesel tax credits.

Nonfuel cost of goods sold for the nine months ended September 30, 2013, was $496,140, an increase of $40,939, or 9.0%, compared to the same period in 2012.  Nonfuel cost of goods sold increased primarily due to the nonfuel sales increases noted above, combined with increases in product unit costs.  Nonfuel gross margin for the nine months ended September 30, 2013, was $604,414, compared to $565,098 during the same period of 2012.  Nonfuel gross margin was 54.9% and 55.4% of nonfuel revenues during the first nine months of 2013 and 2012, respectively.  The nonfuel gross margin percentage decreased largely as a result of a change in the mix of products and services sold, as well as increases in our cost of tires that we were not able to pass on with corresponding higher sales prices charged to our customers.

Site level operating expenses.  Site level operating expenses for the nine months ended September 30, 2013, were $570,007, an increase of $44,045, or 8.4%, compared to the same period in 2012.  The increase in site level operating expenses was primarily due to the locations we acquired during 2012 and 2013, including $1,215 of start up expenses at these sites.

On a same site basis for our company operated sites, site level operating expenses increased by $18,264, or 3.6%, for the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to labor costs that increased as the level of nonfuel sales grew and increased utilities expenses and insurance costs, including property and general liability premiums and claims.  Site level operating expenses as a percentage of nonfuel revenues on a same site basis for the nine months ended September 30, 2013, were 51.4%, compared to 51.0% for the same period in 2012.  The increase in operating expenses as a percentage of nonfuel revenues on a same site basis was a result of increases in our utility costs, costs related to self insurance reserves for general liability claims and certain taxes other than income taxes.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2013, were $71,414, compared to $73,110 during the same period of 2012, a decrease of $1,696, or 2.3%.  The decrease in selling, general and administrative expenses was primarily the result of decreased litigation expenses, partially offset by increased personnel costs.

Real estate rent expense.  Rent expense for the nine months ended September 30, 2013, was $156,412, an increase of $8,382 compared to the same period in 2012 that is attributable to rent increases related to improvements acquired by HPT since January 1, 2012, and percentage rent recognized under the HPT Leases based on increases in 2013 fuel and nonfuel revenues over base amounts.

Depreciation and amortization expense.  Depreciation and amortization expense for the nine months ended September 30, 2013, was $41,894, an increase of $4,756, or 12.8%, compared to the same period in 2012, that primarily resulted from the location acquisitions and other capital investments we completed (and did not subsequently sell to HPT) during 2012 and 2013.

Acquisition costs.  Acquisition costs for the nine months ended September 30, 2013, were $1,346, an increase of $699, or 108.0%, compared to the same period in 2012, that primarily resulted from costs incurred for the legal and due diligence activities associated with our consideration of possible acquisitions, including closed and pending acquisitions and one acquisition that we have determined not to pursue further at this time.

Interest expense.  Interest expense for the nine months ended September 30, 2013, was $13,009, an increase of $5,377 compared to the same period in 2012.  The increase was primarily due to the issuance of our Senior Notes in January 2013 and consisted of the following:

	Nine Months Ended September 30,		$
(dollars in thousands)	2013	2012	Change

Interest related to our Senior Notes and Credit Facility	$7,845	$1,605	$6,240
HPT rent classified as interest	5,242	5,436	(194)
Amortization of deferred financing costs	496	263	233
Capitalized interest	(806)	—	(806)
Other	232	328	(96)
Total interest expense	$13,009	$7,632	$5,377

We capitalize a portion of the interest expense incurred on our Senior Notes that is attributable under GAAP to our more significant construction projects over the duration of the respective construction periods.  Capitalized interest is amortized to depreciation and amortization expense over the estimated useful life of the corresponding asset.

Income tax provision.  Our provision for income taxes was $1,626 and $1,062 for the nine month periods ended September 30, 2013 and 2012, respectively.  We do not currently recognize the benefit of our deferred tax assets, including the tax benefit associated with our tax loss carry forwards from prior years, but our tax loss carry forwards do offset any federal and certain state income tax associated with our current taxable income.  Our income tax provision represents certain state taxes payable without regard to our tax loss carry forwards as well as the recognition of deferred tax liabilities that cannot be used to reduce existing deferred tax assets related to the tax amortization of indefinite lived intangible assets and to foreign currency translation adjustments.

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

Inflation and Deflation

Inflation, or a general increase in prices, will likely have more negative than positive impacts on our business.  Rising prices may allow us to increase revenues, but also will likely increase our operating costs.  Also, rising prices for fuel and other products we sell increase our working capital requirements, reduce our fuel margins and in the past have caused some of our customers to reduce their purchases of our goods and services.  Because significant components of our expenses are fixed, we may not be able to realize expense reductions that match declines in general price levels, or deflation.

Liquidity and Capital Resources (dollars in thousands)

Our principal liquidity requirements are to meet our operating and financing expenses and to fund our capital expenditures, acquisitions and working capital requirements.  Our principal sources of liquidity to meet these requirements are:

•                  our cash balance;

•                  our operating cash flow;

•                  our credit facility;

•                  our ability to offer to sell to HPT, for an increase in our rent, tenant improvements we make to the sites we lease from HPT, as further described in Note 7 to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report; and

•                  our ability to issue new debt and equity securities. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but that registration statement does not assure that there will be buyers for such securities.

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

Assets and Liabilities

At September 30, 2013, and December 31, 2012, we had cash and cash equivalents of $126,862 and $35,189, respectively.  Our total current assets at September 30, 2013, were $527,028, compared to $393,488 at December 31, 2012.  Our total current liabilities were $348,362 at September 30, 2013, compared to $283,127 at December 31, 2012.  The increase in our cash balance during the first nine months of 2013 primarily was attributable to the $110,000 proceeds we received from the issuance of our Senior Notes, less $4,749 of cash paid for debt issuance costs, and $63,163 of proceeds we received from selling improvements to HPT, partially offset by $153,558 of capital investments, including the acquisitions of six locations.  Accounts receivable and accounts payable increased largely as a result of increased sales levels during the last week of September 2013, as compared to the last week of December 2012, as a result of relatively lower trucking activity during the December holiday season.

Revolving Credit Facility

We have a revolving credit agreement, or credit facility, with a group of commercial banks.  Under this credit facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in October 2016.  The availability of this maximum amount is subject to limits based on qualified collateral.  Subject to available collateral and lender participation, the maximum amount may be increased to $300,000.  The credit facility may be used for general business purposes and provides for the issuance of letters of credit.  Generally, no principal payments are due until maturity.  Borrowings under the credit facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters).  The annual interest rate for our credit facility was 4.5% as of September 30, 2013.  Pursuant to the credit facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the credit facility.

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

Our credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets and the amount available to us is determined by reference to a borrowing base calculation based on eligible collateral.  At September 30, 2013, a total of $166,989 was available to us for loans and letters of credit under the credit facility.  At September 30, 2013, there were no loans outstanding under the credit facility but we had outstanding $45,366 of letters of credit issued under that facility, securing certain purchases, insurance, fuel tax and other trade obligations.

Investment Activities

Our business of operating high sales volume travel centers open 24 hours every day requires that we make regular capital investments in our business to maintain our competitiveness.  During the nine months ended September 30, 2013, we made capital expenditures of $125,671, including $39,007 to improve the travel centers and businesses we acquired in 2011 through 2013.  During the first nine months of 2013 we purchased six locations for an aggregate of approximately $27,887.

In October 2013, we completed the acquisitions of two travel center properties for a total of $8,862.  We have entered agreements to acquire two other travel centers for a total of $11,600.  We expect to complete these acquisitions in the fourth quarter of 2013, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change.  We currently intend to continue our efforts to selectively acquire additional properties.

During the first nine months of 2013, we received $63,163 of proceeds from the sale to HPT of improvements we previously made to locations leased from HPT, and as a result our annual rent increased by $5,369, pursuant to the terms of our HPT leases.  At September 30, 2013, we had assets of $2,448 included in our property and equipment that we expect to request that HPT purchase for a future increase in rent; however, HPT is not obligated to purchase those assets.

Senior Notes Issuance

On January 15, 2013, we issued at par $110,000 aggregate principal amount of our 8.25% Senior Notes, or the Senior Notes, in an underwritten public offering.  The Senior Notes are our senior unsecured obligations. The Senior Notes bear interest at

8.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013. The Senior Notes mature on January 15, 2028. We may, at our option, at any time on or after January 15, 2016, redeem some or all of the Senior Notes by paying 100% of the principal amount of the Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.  The indenture governing the Senior Notes does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time.  During the nine months ended September 30, 2013, we paid $4,749 of debt issuance costs related to this offering.

Off Balance Sheet Arrangements (dollars in thousands)

As of September 30, 2013, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt described below owed by an entity in which we own a minority interest.  We own a 40% interest in a joint venture, PTP, which owns locations that we operate.  These locations are encumbered by debt of approximately $17,543 as of September 30, 2013, that is secured by PTP’s real property and that matures in December 2018.  We account for the investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt.  We are not directly liable for this debt, but the carrying value of our investment in this joint venture ($17,131 at September 30, 2013) could be adversely affected if PTP defaulted on this debt and PTP’s property was used to satisfy this debt.  In connection with the loan agreement entered by PTP, we and Tejon, the owner of the majority interest in PTP, each agreed to indemnify the lender against liability from environmental matters related to PTP’s sites.

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

Relationship with PTP

We own a 40% interest in PTP and operate the two locations that PTP owns.  Additional information regarding our relationship and transactions with PTP can be found above in “Off Balance Sheet Arrangements” and in Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report, both of which are incorporated herein by reference.

Environmental and Climate Change Matters (dollars in thousands)

At September 30, 2013, we had an accrued liability of $8,299 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $2,169, resulting in an estimated net amount of $6,130 that we expect to need to fund in the future.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our locations, individually or in the aggregate, would be material to our financial condition or results of operations.

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

While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future.  We cannot be certain that contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future.  If we discover additional environmental issues, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts.  For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor vehicle gasoline and diesel fuel, could negatively impact our business.  Further, legislation and regulations that limit carbon emissions may cause our energy costs at our locations to increase.

There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change, including the recent Hurricane Sandy that impacted portions of the eastern United States in October 2012.  Such severe weather that may result from climate change may have an adverse effect on individual properties we own, lease or operate.  We mitigate these risks by owning, leasing and operating a diversified portfolio of properties, by procuring insurance coverage we believe adequate to protect us from material damages and losses and by attempting to monitor and be prepared for such activities.  However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and Rule 15d-15.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE:

•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

•                  THIS QUARTERLY REPORT REFERENCES ACQUISITIONS WHICH HAVE BEEN AGREED BUT WHICH HAVE NOT BEEN COMPLETED AS OF THE DATE OF THIS QUARTERLY REPORT.  THESE STATEMENTS MAY IMPLY THESE ACQUISITIONS WILL BE COMPLETED AND THAT THEY WILL IMPROVE OUR FUTURE PROFITS.  HOWEVER, ACQUISITIONS AND OPERATIONAL TAKEOVERS CAN BE DIFFICULT TO CONDUCT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED.  ALSO, THESE ACQUISITIONS ARE SUBJECT TO CONDITIONS AND MAY NOT BE COMPLETED OR MAY BE DELAYED OR THEIR TERMS MAY CHANGE.  FURTHER, WE MAY NOT OPERATE THESE ACQUIRED SITES AS PROFITABLY AS WE NOW EXPECT;

•                  THIS QUARTERLY REPORT STATES OUR CURRENT OBSERVATIONS REGARDING ECONOMIC AND INDUSTRY CONDITIONS.  RECENT ECONOMIC DATA HAS BEEN MIXED AND IMPROVEMENTS, IF ANY, IN THE U.S. ECONOMY OR IN THE TRUCKING OR TRAVEL CENTER INDUSTRIES MAY NOT CONTINUE, AND OUR FUEL AND NONFUEL SALES VOLUMES MAY NOT INCREASE BUT MAY DECLINE;

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

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE ACQUIRED LOCATIONS DURING 2011 AND 2012, DESCRIBES PURCHASES THAT DURING 2013 WE HAVE COMPLETED OR AGREED TO COMPLETE, STATES THAT WE EXPECT PURCHASES TO BE COMPLETED DURING THE FOURTH QUARTER OF 2013 AND STATES THAT WE CURRENTLY INTEND TO CONTINUE OUR EFFORTS TO SELECTIVELY ACQUIRE ADDITIONAL PROPERTIES.  THE IMPLICATIONS OF THESE STATEMENTS MAY BE THAT WE WILL BE ABLE TO COMPLETE THE REFERENCED PURCHASES, WE WILL BE ABLE TO OPERATE OUR PURCHASED LOCATIONS PROFITABLY, AND WE WILL BE ABLE TO CONTINUE TO IDENTIFY AND COMPLETE ADDITIONAL PURCHASES.  MANY OF THE LOCATIONS WE HAVE ACQUIRED PRODUCED OPERATING RESULTS WHICH CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW OPERATIONS INTO OUR EXISTING OPERATIONS AND SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS THE LEVEL OF DEMAND FOR OUR GOODS AND SERVICES ARISING FROM THE U.S. ECONOMY GENERALLY.  ALSO, THE PENDING ACQUISITIONS ARE SUBJECT TO CONDITIONS, WHICH MAY NOT BE SATISFIED AND COULD RESULT IN THOSE

ACQUISITIONS NOT OCCURRING OR BEING DELAYED, OR IN THE TERMS OF THE ACQUISITIONS CHANGING.  FURTHER, WE MAY NOT SUCCEED IN IDENTIFYING AND/OR ACQUIRING OTHER PROPERTIES;

•                  THIS QUARTERLY REPORT STATES THAT DURING THE SECOND AND THIRD QUARTERS OF 2013, OUR PRIMARY COMPETITORS ENGAGED IN AGGRESSIVE SALES EFFORTS TO MAINTAIN AND GROW MARKET SHARE, WHICH NEGATIVELY AFFECTED OUR FUEL SALES VOLUME AND FUEL GROSS MARGIN PER GALLON, AND THAT THIS IMPACT ABATED SOMEWHAT IN THE THIRD QUARTER VERSUS THE SECOND QUARTER.  THE IMPLICATION OF THESE STATEMENTS MAY BE THAT THE COMPETITIVE ENVIRONMENT WITHIN OUR INDUSTRY HAS IMPROVED AND OUR OPERATING RESULTS WILL IMPROVE.  IN FACT, WE HAVE NO CONTROL OVER OUR COMPETITORS’ FUTURE ACTIONS, THE COMPETITIVE ENVIRONMENT IN OUR INDUSTRY CAN CHANGE QUICKLY AND MAY CAUSE US TO OPERATE LESS PROFITABLY OR EXPERIENCE LOSSES IN THE FUTURE;

•                  THIS QUARTERLY REPORT STATES THAT WE ENTERED AN AGREEMENT WITH SHELL PURSUANT TO WHICH SHELL HAS AGREED TO CONSTRUCT A NETWORK OF NATURAL GAS FUELING LANES AT UP TO 100 OF OUR TRAVEL CENTERS LOCATED ALONG THE U.S. INTERSTATE HIGHWAY SYSTEM, INCLUDING LOCATIONS WE LEASE FROM HPT.  NATURAL GAS FUEL USE IN THE TRUCKING INDUSTRY IS NEW AND THERE IS NO ASSURANCE THAT A TRUCKER MARKET FOR NATURAL GAS WILL DEVELOP; AND, ACCORDINGLY, WE OR SHELL MAY DETERMINE TO ABANDON THIS PROJECT. LAND USE REGULATIONS AT OUR TRAVEL CENTERS MAY PREVENT INSTALLATION OF NATURAL GAS FUELING LANES OR THE INSTALLATION OR OPERATION OF NATURAL GAS FUELING LANES MAY REQUIRE REGULATORY APPROVALS AND SPECIALIZED EQUIPMENT AND TRAINED PERSONNEL WHICH MAY NOT BE TIMELY AVAILABLE OR MAY BE MORE COSTLY THAN WE EXPECT. THE DISTANCES WHICH MAY BE COVERED BY NATURAL GAS POWERED VEHICLES DEPEND UPON TECHNOLOGIES WHICH ARE BEING DEVELOPED, AND IT MAY NOT BE POSSIBLE TO CROSS THE UNITED STATES USING NATURAL GAS FUEL PURCHASED AT ONLY OUR LOCATIONS. FOR THESE AND OTHER REASONS, THE INFRASTRUCTURE NECESSARY FOR NATURAL GAS POWERED TRUCKS TO TRAVEL ACROSS THE UNITED STATES MAY REQUIRE MORE TRAVEL CENTER LOCATIONS THAN WE HAVE OR ARE ABLE TO CREATE;

•                  THIS QUARTERLY REPORT STATES THAT A SITE WE HAD LEASED FROM HPT WAS TAKEN BY EMINENT DOMAIN PROCEEDINGS IN AUGUST 2013, THAT WE, HPT AND THE APPLICABLE GOVERNMENT AGENCY, THE VDOT, ARE IN ONGOING DISCUSSIONS REGARDING A SHORT TERM LEASE OF THAT PROPERTY BY US (EITHER DIRECTLY OR BY SUBLEASE FROM HPT) AND THAT WE EXPECT THAT WE WILL CONTINUE TO OPERATE THIS SITE UNTIL OCTOBER 2014.  OUR ABILITY TO ENTER A SHORT TERM LEASE OF THIS PROPERTY AND OUR ABILITY TO OPERATE THIS PROPERTY UNTIL OCTOBER 2014, OR AT ALL, ARE SUBJECT TO SEVERAL FACTORS THAT OUR OUTSIDE OUR CONTROL.  WE MAY BE UNABLE TO AGREE ON A SHORT TERM LEASE AND ANY PERIOD WE ARE ABLE TO OPERATE THE TRAVEL CENTER AT THIS SITE MAY END BEFORE OCTOBER 2014.  FURTHER, THE AMOUNT OF RENT REDUCTION PURSUANT TO THE TA LEASE WILL DEPEND UPON THE AMOUNT OF COMPENSATION HPT RECEIVES FROM THE VDOT FOR THIS TAKING AND WE DO NOT KNOW WHAT THAT AMOUNT ULTIMATELY WILL BE;

•                  THIS QUARTERLY REPORT STATES THAT WE HAD $126.9 MILLION OF CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 2013, THAT THERE WERE NO LOANS OUTSTANDING UNDER OUR BANK CREDIT FACILITY AS OF THAT DATE, THAT WE RECEIVED $63.2 MILLION FROM HPT FOR SALES TO HPT OF QUALIFYING IMPROVEMENTS DURING THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 2013, THAT WE EXPECT TO SELL TO HPT ADDITIONAL IMPROVEMENTS WE HAVE MADE, OR MAY MAKE IN THE FUTURE, TO THE PROPERTIES WE LEASE FROM HPT, THAT IN JANUARY 2013 WE RAISED NET PROCEEDS OF APPROXIMATELY $105.1 MILLION FROM THE SALE OF SENIOR NOTES, AND THAT WE OWN UNENCUMBERED REAL ESTATE THAT MAY BE AN ADDITIONAL SOURCE OF LIQUIDITY OVER TIME.  THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL LIQUIDITY.  IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH.  AS OF SEPTEMBER 30, 2013, $45.4 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO PROVIDE LETTERS OF CREDIT TO OUR SUPPLIERS, INSURERS AND TAXING AUTHORITIES AND WE HAVE COLLATERALIZED OUR BANK FACILITY WITH SUBSTANTIALLY ALL OF OUR CASH, ACCOUNTS RECEIVABLE, INVENTORIES, EQUIPMENT AND INTANGIBLE ASSETS.  IN ADDITION, OUR BUSINESS REQUIRES US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR

COMPETITIVENESS, HPT IS NOT OBLIGATED TO PURCHASE THE IMPROVEMENTS WE MAY REQUEST AND WE ARE OBLIGATED TO PAY ADDITIONAL RENT TO HPT FOR CAPITAL IMPROVEMENTS IT ACQUIRES FROM US, AND WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

•                  THIS QUARTERLY REPORT STATES THAT OUR BUSINESS REQUIRES REGULAR CAPITAL EXPENDITURES.  THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT.  SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND THE PROCEEDS FROM THE SALES OF IMPROVEMENTS, IF ANY, TO HPT MAY BE LESS THAN OUR ESTIMATES.  CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO COMPLETE IN THE FUTURE, AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ACTIONS BY OUR COMPETITION, DEMANDS OF OUR CUSTOMERS, ACQUISITIONS OR OTHER MATTERS, MAY ARISE AND CAUSE US TO SPEND MORE OR LESS THAN CURRENTLY ANTICIPATED.  SOME CAPITAL PROJECTS TAKE MORE TIME THAN ANTICIPATED.  ALSO, AS A RESULT OF MARKET CONDITIONS OR CAPITAL CONSTRAINTS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE;

•                  THIS QUARTERLY REPORT STATES THAT IN JANUARY 2013 WE COMPLETED A SALE OF $110 MILLION AGGREGATE PRINCIPAL AMOUNT OF OUR 8.25% SENIOR NOTES DUE IN 2028 AND RECEIVED NET PROCEEDS OF APPROXIMATELY $105.1 MILLION AFTER UNDERWRITER DISCOUNTS AND COMMISSIONS AND OTHER OFFERING EXPENSES.  THESE STATEMENTS MAY IMPLY THAT WE WILL BE ABLE TO EMPLOY THE NET PROCEEDS FROM THE SALE OF THE SENIOR NOTES IN INVESTMENTS THAT WILL PROVIDE US A NET RETURN IN EXCESS OF THE INTEREST PAYABLE WITH RESPECT TO THE SENIOR NOTES.  IN FACT, WE MAY NOT SUCCEED IN MAKING INVESTMENTS THAT GENERATE SUCH RETURNS AND WE MAY BE REQUIRED TO USE THE PROCEEDS FOR PURPOSES OTHER THAN INCOME GENERATING INVESTMENT ACTIVITIES OR OTHER EXPANSION ACTIVITIES, SUCH AS TO FUND WORKING CAPITAL REQUIREMENTS OR TO FUND OPERATING LOSSES IN OUR BUSINESS;

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

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200 MILLION.  HOWEVER, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORIES THAT VARY IN AMOUNT FROM TIME TO TIME.  ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200 MILLION.  FOR EXAMPLE, WE HAD $167.0 MILLION OF BORROWING AND LETTER OF CREDIT AVAILABILITY UNDER OUR CREDIT FACILITY AS OF SEPTEMBER 30, 2013, OF WHICH $45.4 MILLION WAS UTILIZED FOR OUTSTANDING LETTERS OF CREDIT.  ALSO, THIS QUARTERLY REPORT STATES THAT THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION.  IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY NEED OR WANT TO DO SO;

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

THESE AND OTHER RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US, OUR CUSTOMERS AND OUR FRANCHISEES;

•                  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX RATES, ENVIRONMENTAL REGULATIONS AND SIMILAR MATTERS;

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

•                  ACQUISITIONS MAY SUBJECT US TO ADDITIONAL OR GREATER RISKS THAN OUR CONTINUING OPERATIONS, INCLUDING THE ASSUMPTION OF UNKNOWN LIABILITIES;

•                  THE TREND TOWARDS IMPROVED FUEL EFFICIENCY OF MOTOR VEHICLE ENGINES AND OTHER FUEL CONSERVATION PRACTICES EMPLOYED BY OUR CUSTOMERS MAY CONTINUE TO REDUCE THE DEMAND FOR DIESEL FUEL AND MAY ADVERSELY AFFECT OUR BUSINESS.  ADDITIONALLY, FUTURE INCREASES IN FUEL PRICES MAY REDUCE THE DEMAND FOR THE PRODUCTS AND SERVICES THAT WE SELL BECAUSE HIGH FUEL PRICES MAY ENCOURAGE FUEL CONSERVATION, DIRECT FREIGHT BUSINESS AWAY FROM TRUCKING OR OTHERWISE ADVERSELY AFFECT THE BUSINESS OF OUR CUSTOMERS. SOME OF THESE PAST CONSEQUENCES MAY CONTINUE, WHICH MAY ADVERSELY AFFECT OUR BUSINESS EVEN IF FUEL PRICES DO NOT INCREASE;

•                  OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO MAINTAIN THE CURRENT CREDIT TERMS FOR OUR PURCHASES.  IF WE ARE UNABLE TO PURCHASE GOODS ON REASONABLE CREDIT TERMS, OUR REQUIRED WORKING CAPITAL MAY INCREASE AND WE MAY INCUR MATERIAL LOSSES.  IN TIMES OF RISING FUEL AND NONFUEL PRICES OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO INCREASE THE CREDIT AMOUNTS THEY EXTEND TO US, WHICH MAY REQUIRE US TO INCREASE OUR WORKING CAPITAL INVESTMENT. ALSO, THE AVAILABILITY AND THE TERMS OF ANY CREDIT WE MAY BE ABLE TO OBTAIN ARE UNCERTAIN;

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

•                  ACTS OF TERRORISM, GEOPOLITICAL RISKS, WARS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL MAY ADVERSELY AFFECT OUR OPERATING RESULTS;

•                  ALTHOUGH WE BELIEVE THAT WE BENEFIT FROM OUR CONTINUING RELATIONSHIPS WITH HPT, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES, ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH HPT, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY PRESENT A CONTRARY PERCEPTION OR RESULT IN LITIGATION;

•                  AS A RESULT OF CERTAIN TRADING IN OUR SHARES DURING 2007, WE EXPERIENCED AN OWNERSHIP CHANGE AS DEFINED BY SECTION 382 OF THE INTERNAL REVENUE CODE, OR THE CODE; CONSEQUENTLY, WE ARE UNABLE TO USE OUR NET OPERATING LOSS GENERATED IN 2007 TO OFFSET FUTURE TAXABLE INCOME WE MAY GENERATE.  IF WE EXPERIENCE ADDITIONAL OWNERSHIP CHANGES, AS DEFINED IN THE CODE, OUR NET OPERATING LOSSES GENERATED AFTER

2007 COULD ALSO BE SUBJECT TO USAGE LIMITATIONS; AND

•                  OUR LIMITED LIABILITY COMPANY AGREEMENT AND BYLAWS AND CERTAIN OF OUR OTHER AGREEMENTS AND BUSINESS LICENSES, INCLUDING OUR LICENSES TO OPERATE GAMBLING ACTIVITIES, INCLUDE VARIOUS PROVISIONS WHICH MAY DETER A CHANGE OF CONTROL OF US AND, AS A RESULT, OUR SHAREHOLDERS MAY BE UNABLE TO REALIZE A TAKE OVER PREMIUM FOR THEIR SHARES.

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
Exhibit 4.2

Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed January 15, 2013)

Exhibit 4.3

First Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed January 15, 2013)

Exhibit 10.1

Amendment Agreement, dated as of July 1, 2013, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed August 6, 2013)

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
Exhibit 101.1

The following materials from TravelCenters of America LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.  (furnished herewith.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	Andrew J. Rebholz
November 4, 2013		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)