Form 10-K
period 2013-12-31
TRAVELCENTERS OF AMERICA LLC
filed 2014-06-06
CIK 1378453

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33274

TRAVELCENTERS OF AMERICA LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5701514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
24601 Center Ridge Road, Suite 200, Westlake, OH 44145-5639 (Address of Principal Executive Offices)
(440) 808-9100 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares	NYSE
8.25% Senior Notes due 2028	NYSE

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common shares of beneficial ownership, no par value, or common shares, of the registrant held by non-affiliates was $264.3 million based on the $10.94 closing price per common share on the New York Stock Exchange on June 28, 2013. For purposes of this calculation, an aggregate of 2,812,324 common shares held directly by, or by affiliates of, the directors and the officers of the registrant, plus 2,540,000 common shares held by Hospitality Properties Trust, or HPT, have been included in the number of common shares held by affiliates.

         Number of the registrant's common shares outstanding as of June 4, 2014: 37,625,366.

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

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS ANNUAL REPORT THAT MAY NOT OCCUR INCLUDE:

  •
  THIS ANNUAL REPORT STATES THAT THE OPERATIONS AT MANY OF OUR SITES ACQUIRED IN 2011, 2012 AND 2013 HAVE NOT YET REACHED THE STABILIZED FINANCIAL RESULTS WE CURRENTLY EXPECT AND THAT WE ESTIMATE THAT ACQUIRED SITES GENERALLY WILL REACH STABILIZATION IN APPROXIMATELY THE THIRD YEAR AFTER ACQUISITION. THE IMPLICATIONS OF THESE STATEMENTS ARE THAT OPERATIONS AT THESE ACQUIRED SITES WILL IMPROVE TO A LEVEL THAT WILL RESULT IN INCREASES IN OPERATING INCOME AND NET INCOME IN THE FUTURE. MANY OF THE LOCATIONS WE HAVE ACQUIRED PRODUCED OPERATING RESULTS WHICH CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW OPERATIONS INTO OUR EXISTING OPERATIONS. IN FACT, THERE ARE MANY FACTORS WHICH WILL IMPACT OUR FUTURE OPERATIONS THAT MAY CAUSE US TO OPERATE LESS PROFITABLY OR UNPROFITABLY IN ANNUAL AND/OR QUARTERLY PERIODS IN ADDITION TO THESE STATED ITEMS, INCLUDING SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS SEASONALITY, THE CONDITION OF THE U.S. ECONOMY GENERALLY, THE FUTURE DEMAND FOR OUR GOODS AND SERVICES AND COMPETITION IN OUR BUSINESS;

  •
  THIS ANNUAL REPORT REFERENCES ACQUISITIONS THAT HAVE BEEN AGREED BUT THAT HAVE NOT BEEN COMPLETED AS OF THE DATE OF THIS ANNUAL REPORT AND TRAVEL CENTER GROUND UP DEVELOPMENTS UNDER CONSIDERATION FOR LAND PARCELS WE OWN. IMPLICATIONS OF THESE STATEMENTS MAY BE THAT THESE ACQUISITIONS AND DEVELOPMENT PROJECTS WILL BE COMPLETED AND THAT THEY MAY IMPROVE OUR FUTURE PROFITS. HOWEVER, THESE ACQUISITIONS ARE SUBJECT TO CONDITIONS AND MAY NOT BE COMPLETED OR MAY BE DELAYED OR THEIR TERMS MAY CHANGE. IN ADDITION, WE MAY DETERMINE TO DELAY OR NOT PROCEED WITH OUR DEVELOPMENT PROJECTS. MOREOVER, MANAGING AND INTEGRATING ACQUIRED TRAVEL CENTER AND CONVENIENCE STORE OPERATIONS AND DEVELOPMENT PROJECTS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED AND INVOLVE RISKS OF FINANCIAL LOSSES. WE MAY NOT OPERATE THESE ACQUIRED OR NEWLY DEVELOPED LOCATIONS AS PROFITABLY AS WE NOW EXPECT;

  •
  THIS ANNUAL REPORT REFERENCES OUR ACQUISITION IN DECEMBER 2013 OF A COMPANY THAT OPERATES 31 CONVENIENCE STORES AND STATES THAT THE

    CONVENIENCE STORES WE ACQUIRED ARE HIGH SALES VOLUME FUEL LOCATIONS, THAT THESE CONVENIENCE STORES APPEAR TO NEED ONLY LIMITED NEAR TERM CAPITAL INVESTMENT, THAT THESE CONVENIENCE STORES WILL NOT REQUIRE A LENGTHY PERIOD TO ACHIEVE STABILIZED FINANCIAL RESULTS AND THAT WE EXPECT THAT WE MAY BE ABLE TO REALIZE SYNERGIES IN PURCHASING AND MERCHANDISING AT THESE CONVENIENCE STORES. THE IMPLICATION OF THESE STATEMENTS IS THAT THESE STORES MAY HAVE A POSITIVE IMPACT ON OUR EARNINGS AND IMPROVE OUR FUTURE PROFITS. HOWEVER, ACQUISITIONS AND MANAGING AND INTEGRATING ACQUIRED OPERATIONS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED AND INVOLVE RISKS OF FINANCIAL LOSSES. CHANGES OF OWNERSHIP FREQUENTLY RESULT IN PERSONNEL CHANGES AND IN REQUIREMENTS FOR NEW SUPPLY AND SALES ARRANGEMENTS. THESE OR OTHER FACTORS MAY RESULT IN LOWER FINANCIAL PERFORMANCE THAN EXPECTED OR FINANCIAL LOSSES. ALSO, MARKET CONDITIONS AFFECTING THE CONVENIENCE STORES WE ACQUIRED MAY CHANGE IN A WAY WHICH MATERIALLY AND ADVERSELY IMPACTS THE BUSINESS OF THESE CONVENIENCE STORES. WE MAY NOT OPERATE THESE ACQUIRED SITES AS PROFITABLY AS WE NOW EXPECT;

  •
  THIS ANNUAL REPORT STATES THAT WE AND HOSPITALITY PROPERTIES TRUST, OR HPT, INTEND TO CHALLENGE THE VIRGINIA DEPARTMENT OF TRANSPORTATION, OR VDOT, VALUATION OF THE PROPERTY WE LEASED FROM HPT AND OPERATE IN ROANOKE, VA THAT WAS TAKEN BY EMINENT DOMAIN PROCEEDINGS BY THE VDOT. THE IMPLICATIONS OF THIS STATEMENT MAY BE THAT WE AND HPT WILL RECOVER ADDITIONAL AMOUNTS FROM VDOT THAT WOULD FURTHER REDUCE OUR RENT PAYABLE TO HPT AND/OR PROVIDE US A CASH PAYMENT. HOWEVER, WE MAY NOT BE SUCCESSFUL IN OUR CHALLENGE;

  •
  WE STATE IN THIS ANNUAL REPORT OUR CURRENT OBSERVATIONS OF ECONOMIC AND INDUSTRY CONDITIONS. RECENT ECONOMIC DATA HAS BEEN MIXED AND IMPROVEMENTS, IF ANY, IN THE U.S. ECONOMY, IN GENERAL, OR IN THE TRUCKING OR TRAVEL CENTER INDUSTRIES SPECIFICALLY, MAY NOT CONTINUE, AND OUR FUEL AND NONFUEL SALES VOLUMES MAY DECLINE;

  •
  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE. LEGISLATION AND REGULATION REGARDING CLIMATE CHANGE, INCLUDING GREENHOUSE GAS EMISSIONS, AND OTHER ENVIRONMENTAL MATTERS MAY BE ADOPTED, ADMINISTERED OR ENFORCED DIFFERENTLY IN THE FUTURE AND ANY SUCH CHANGES, THE MARKET REACTION THERETO, OR ANY GLOBAL CLIMATE CHANGES COULD ADVERSELY IMPACT OUR OPERATIONS, CAUSE US TO EXPEND SIGNIFICANT AMOUNTS AND CAUSE OUR BUSINESS AND FINANCIAL CONDITION TO DECLINE MATERIALLY;

  •
  THIS ANNUAL REPORT STATES THAT WE CURRENTLY INTEND TO CONTINUE OUR EFFORTS TO SELECTIVELY ACQUIRE ADDITIONAL PROPERTIES. THE IMPLICATIONS OF THESE STATEMENTS MAY BE THAT WE WILL BE ABLE TO CONTINUE TO IDENTIFY AND COMPLETE ADDITIONAL ACQUISITIONS. HOWEVER, WE MAY NOT SUCCEED IN IDENTIFYING AND/OR ACQUIRING OTHER PROPERTIES;

  •
  THIS ANNUAL REPORT STATES THAT DURING THE SECOND AND THIRD QUARTERS OF 2013, OUR PRIMARY COMPETITORS ENGAGED IN AGGRESSIVE

    SALES EFFORTS TO MAINTAIN AND GROW MARKET SHARE, WHICH NEGATIVELY AFFECTED OUR FUEL SALES VOLUME AND FUEL GROSS MARGIN PER GALLON, AND THAT THIS IMPACT ABATED SOMEWHAT IN THE THIRD AND FOURTH QUARTERS VERSUS THE SECOND QUARTER. THE IMPLICATION OF THESE STATEMENTS MAY BE THAT THE COMPETITIVE ENVIRONMENT WITHIN OUR INDUSTRY HAS IMPROVED AND OUR OPERATING RESULTS WILL IMPROVE. IN FACT, WE HAVE NO CONTROL OVER OUR COMPETITORS' FUTURE ACTIONS, THE COMPETITIVE ENVIRONMENT IN OUR INDUSTRY CAN CHANGE QUICKLY AND MAY CAUSE US TO OPERATE LESS PROFITABLY OR EXPERIENCE LOSSES IN THE FUTURE;

  •
  THIS ANNUAL REPORT STATES THAT OUR BUSINESS REQUIRES REGULAR CAPITAL EXPENDITURES AND THAT WE ESTIMATE THAT DURING 2014 WE WILL MAKE SUSTAINING CAPITAL INVESTMENTS OF APPROXIMATELY $65 MILLION TO $75 MILLION IN OUR EXISTING LOCATIONS, SOME OF WHICH IS EXPECTED TO BE OF THE TYPE OF IMPROVEMENTS WE TYPICALLY REQUEST HPT PURCHASE FROM US, AND CAPITAL INVESTMENTS FOR IMPROVEMENTS TO LOCATIONS WE HAVE ACQUIRED OF APPROXIMATELY $36.5 MILLION. THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT. SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND THE PROCEEDS FROM THE SALES OF IMPROVEMENTS, IF ANY, TO HPT MAY BE LESS THAN OUR ESTIMATES. CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO COMPLETE IN THE FUTURE, AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, DEMANDS OF OUR CUSTOMERS, ACQUISITIONS OR OTHER MATTERS, MAY ARISE AND CAUSE US TO SPEND MORE OR LESS THAN CURRENTLY ANTICIPATED. SOME CAPITAL PROJECTS TAKE MORE TIME TO COMPLETE THAN ANTICIPATED. AS A RESULT OF MARKET CONDITIONS OR CAPITAL CONSTRAINTS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE;

  •
  THIS ANNUAL REPORT STATES THAT WE ENTERED AN AGREEMENT WITH EQUILON ENTERPRISES LLC DOING BUSINESS AS SHELL OIL PRODUCTS US, OR SHELL, PURSUANT TO WHICH SHELL HAS AGREED TO CONSTRUCT A NETWORK OF NATURAL GAS FUELING LANES AT UP TO 100 OF OUR TRAVEL CENTERS LOCATED ALONG THE U.S. INTERSTATE HIGHWAY SYSTEM, INCLUDING TRAVEL CENTERS WE LEASE FROM HPT. NATURAL GAS FUEL USE IN THE TRUCKING INDUSTRY IS NEW AND THERE IS NO ASSURANCE THAT A TRUCKER MARKET FOR NATURAL GAS WILL DEVELOP, AND WE OR SHELL MAY DETERMINE TO ABANDON THIS PROJECT. LAND USE REGULATIONS AT OUR TRAVEL CENTERS MAY PREVENT INSTALLATION OF NATURAL GAS FUELING LANES OR THE INSTALLATION OR OPERATION OF NATURAL GAS FUELING LANES MAY REQUIRE REGULATORY APPROVALS AND SPECIALIZED EQUIPMENT AND TRAINED PERSONNEL THAT MAY NOT BE TIMELY AVAILABLE OR MAY BE MORE COSTLY THAN WE EXPECT. THE DISTANCES THAT MAY BE COVERED BY NATURAL GAS POWERED VEHICLES DEPEND UPON TECHNOLOGIES THAT ARE BEING DEVELOPED, AND IT MAY NOT BE POSSIBLE TO CROSS THE UNITED STATES USING NATURAL GAS FUEL PURCHASED AT ONLY OUR TRAVEL CENTERS. FOR THESE AND OTHER REASONS, THE INFRASTRUCTURE NECESSARY FOR NATURAL GAS POWERED TRUCKS TO TRAVEL ACROSS THE UNITED STATES MAY REQUIRE MORE TRAVEL CENTERS THAN WE HAVE OR ARE ABLE TO CREATE;

  •
  THIS ANNUAL REPORT STATES THAT WE HAD $85.7 MILLION OF CASH AND CASH EQUIVALENTS AT DECEMBER 31, 2013, THAT THERE WERE NO LOANS OUTSTANDING UNDER OUR BANK CREDIT FACILITY AS OF THAT DATE, THAT DURING 2013, WE RECEIVED $83.9 MILLION FROM HPT FOR SALES TO HPT OF QUALIFYING IMPROVEMENTS, THAT WE EXPECT TO SELL TO HPT ADDITIONAL IMPROVEMENTS WE HAVE MADE, AND THAT WE HAVE THE ABILITY TO SELL TO HPT ADDITIONAL CAPITAL IMPROVEMENTS WE MAY MAKE IN THE FUTURE TO THE PROPERTIES WE LEASE FROM HPT, THAT IN JANUARY 2013 WE RAISED NET PROCEEDS OF APPROXIMATELY $105.1 MILLION FROM THE SALE OF SENIOR NOTES, THAT IN DECEMBER 2013 WE RAISED NET PROCEEDS OF $65.1 MILLION FROM THE ISSUANCE AND SALE OF 7,475,000 COMMON SHARES AND THAT WE OWN UNENCUMBERED REAL ESTATE THAT MAY BE AN ADDITIONAL SOURCE OF LIQUIDITY OVER TIME. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL LIQUIDITY. IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH. AS OF DECEMBER 31, 2013, $44.9 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO PROVIDE LETTERS OF CREDIT TO OUR SUPPLIERS, INSURERS AND TAXING AUTHORITIES AND WE HAVE COLLATERALIZED OUR BANK FACILITY WITH SUBSTANTIALLY ALL OF OUR CASH, ACCOUNTS RECEIVABLE, INVENTORIES, EQUIPMENT AND INTANGIBLE ASSETS. IN ADDITION, OUR BUSINESS REQUIRES US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS, HPT IS NOT OBLIGATED TO PURCHASE THE IMPROVEMENTS WE MAY REQUEST AND WE ARE OBLIGATED TO PAY ADDITIONAL RENT TO HPT FOR CAPITAL IMPROVEMENTS IT ACQUIRES FROM US, WE MAY BE UNABLE TO SELL ADDITIONAL DEBT OR EQUITY SECURITIES IN THE FUTURE, AND WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

  •
  THIS ANNUAL REPORT STATES SOME OF OUR BELIEFS WITH RESPECT TO VARIOUS PENDING LITIGATION AND LITIGATION SETTLEMENTS. THESE STATEMENTS MAY IMPLY THAT WE WILL PREVAIL IN OUR LITIGATION AND THAT THE REFERENCED SETTLEMENTS WILL BE COMPLETED. IN FACT, WE MAY BE UNABLE TO PREVAIL IN OUR PENDING LITIGATION OR COMPLETE SETTLEMENTS AND ANY SETTLEMENTS OR ADVERSE RULINGS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. ALSO, THE LEGAL AND OTHER EXPENSES WE MAY INCUR IN CONNECTION WITH LITIGATION WILL DEPEND, IN PART, UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL. OUR LITIGATION COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS;

  •
  THIS ANNUAL REPORT STATES THAT WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200 MILLION. HOWEVER, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORIES THAT VARY IN AMOUNT FROM TIME TO TIME. ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200 MILLION. FOR EXAMPLE, WE HAD $130.8 MILLION OF BORROWING AND LETTER OF CREDIT AVAILABILITY UNDER OUR CREDIT FACILITY AS OF DECEMBER 31, 2013, OF WHICH $44.9 MILLION WAS UTILIZED FOR OUTSTANDING LETTERS OF CREDIT. ALSO, THIS ANNUAL REPORT STATES THAT THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT

    FACILITY MAY BE INCREASED TO $300 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION. IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY NEED OR WANT TO DO SO;

  •
  THIS ANNUAL REPORT STATES THAT LENDERS UNDER OUR CREDIT FACILITY HAVE WAIVED, UNTIL JULY 31, 2014, THE REQUIREMENT UNDER OUR CREDIT FACILITY TO FURNISH FINANCIAL STATEMENTS AS OF AND FOR THE FISCAL QUARTER ENDED MARCH 31, 2014. THIS MAY IMPLY THAT WE WILL FILE OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2014, OR THE FIRST QUARTER 10-Q, WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE SEC, BY JULY 31, 2014 OR THAT EXTENDED OR ADDITIONAL WAIVERS WILL BE OBTAINED FROM OUR LENDERS IF NECESSARY. HOWEVER, THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO FILE THE FIRST QUARTER 10-Q OR OTHERWISE COMPLETE AND DELIVER OUR FINANCIAL STATEMENTS FOR SUCH QUARTER BY JULY 31, 2014 OR THAT EXTENDED OR ADDITIONAL WAIVERS WILL BE OBTAINED, AND IF THEY ARE NOT OBTAINED WE MAY BE IN DEFAULT OF OUR CREDIT FACILITY. THESE OUTCOMES COULD OCCUR FOR REASONS WHICH MAY BE UNKNOWN TO US AT THIS TIME AND MAY BE BEYOND OUR CONTROL. OUR FAILURE TO FILE THE FIRST QUARTER 10-Q OR TO COMPLETE AND DELIVER FINANCIAL STATEMENTS FOR SUCH QUARTER WITHIN SPECIFIED PERIODS COULD GIVE RISE TO DEFAULTS UNDER OUR CREDIT FACILITY, THE INDENTURE GOVERNING OUR 8.25% SENIOR NOTES OR OTHER OBLIGATIONS;

  •
  THIS ANNUAL REPORT STATES THAT DURING 2013 WE RECOGNIZED A BENEFIT OF $3.9 MILLION IN OUR FUEL COST OF SALES AS A RESULT OF REFUNDS PAID OR PAYABLE TO US AS A RESULT OF THE RETROACTIVE REINSTATEMENT ON JANUARY 2, 2013, OF THE "BLENDER'S CREDIT FOR BIODIESEL AND RENEWABLE DIESEL," OR THE TAX CREDIT, THAT THIS TAX CREDIT AGAIN EXPIRED ON DECEMBER 31, 2013, AND THAT WE DO NOT EXPECT THAT THE EXPIRATION OF THIS TAX CREDIT WILL HAVE A SIGNIFICANT EFFECT ON OUR 2014 FUEL GROSS MARGIN BECAUSE OF THE FUEL MARKET PRICING DYNAMICS. IN FACT, THE MARKET PRICES FOR FUEL COULD REACT DIFFERENTLY THAN WE EXPECT AND OUR 2014 FUEL GROSS MARGIN COULD BE NEGATIVELY AFFECTED TO A GREATER EXTENT THAN WE CURRENTLY EXPECT;

  •
  THIS ANNUAL REPORT STATES THAT WE ARE IN THE PROCESS OF DESIGNING AND IMPLEMENTING IMPROVED INTERNAL CONTROLS OVER FINANCIAL REPORTING TO REMEDIATE THE MATERIAL WEAKNESSES THAT EXISTED AS OF DECEMBER 31, 2013. HOWEVER, WE MAY NOT BE SUCCESSFUL IN OUR REMEDIATION EFFORTS AND WE MAY DISCOVER OTHER MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING;

  •
  WE MAY NOT REALIZE OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC;

  •
  THIS ANNUAL REPORT STATES OUR BELIEF THAT OUR CONTINUING RELATIONSHIPS WITH HPT, REIT MANAGEMENT & RESEARCH LLC, OR RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR

    BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE; AND

  •
  THIS ANNUAL REPORT STATES THAT GIVEN OUR PROFITABILITY OVER THE PAST THREE YEARS AND OUR CURRENT EXPECTATIONS, WE BELIEVE IT IS MORE LIKELY THAN NOT THAT WE WILL REALIZE MOST OF OUR DEFERRED TAX ASSETS AS OF DECEMBER 31, 2013, IN THE FUTURE AND THAT WE HAVE REVERSED OUR TAX VALUATION ALLOWANCE RELATED TO THOSE DEFERRED TAX ASSETS DURING 2013. THIS MAY IMPLY THAT WE WILL BE PROFITABLE IN 2014 AND THEREAFTER. HOWEVER, THERE CAN BE NO ASSURANCE WE WILL BE PROFITABLE IN 2014 OR THEREAFTER. ALSO, CHANGES IN OUR OWNERSHIP THAT MAY LIMIT OR ELIMINATE OUR ABILITY TO USE OUR NOL MAY OCCUR. OUR ESTIMATES AND ASSUMPTIONS REGARDING THE REVERSAL OF OUR DEFERRED TAX ASSET VALUATION ALLOWANCE MAY NOT BE REALIZED.

        THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

  •
  THE TREND TOWARDS IMPROVED FUEL EFFICIENCY OF MOTOR VEHICLE ENGINES AND OTHER FUEL CONSERVATION PRACTICES EMPLOYED BY OUR CUSTOMERS MAY CONTINUE TO REDUCE THE DEMAND FOR DIESEL FUEL AND MAY ADVERSELY AFFECT OUR BUSINESS;

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US, OUR CUSTOMERS AND OUR FRANCHISEES;

  •
  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX RATES, ENVIRONMENTAL REGULATIONS AND SIMILAR MATTERS;

  •
  COMPETITION WITHIN THE TRAVEL CENTER AND CONVENIENCE STORE INDUSTRIES;

  •
  FUTURE FUEL PRICE INCREASES, FUEL PRICE VOLATILITY OR OTHER FACTORS MAY CAUSE US TO NEED MORE WORKING CAPITAL TO MAINTAIN OUR INVENTORIES AND CARRY OUR ACCOUNTS RECEIVABLE THAN WE NOW EXPECT;

  •
  ACQUISITIONS OR PROPERTY DEVELOPMENT MAY SUBJECT US TO ADDITIONAL OR GREATER RISKS THAN OUR CONTINUING OPERATIONS, INCLUDING THE ASSUMPTION OF UNKNOWN LIABILITIES;

  •
  FUTURE INCREASES IN FUEL PRICES MAY REDUCE THE DEMAND FOR THE PRODUCTS AND SERVICES THAT WE SELL BECAUSE HIGH FUEL PRICES MAY ENCOURAGE FUEL CONSERVATION, DIRECT FREIGHT BUSINESS AWAY FROM TRUCKING OR OTHERWISE ADVERSELY AFFECT THE BUSINESS OF OUR CUSTOMERS. SOME OF THESE TRENDS MAY CONTINUE, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, EVEN IF FUEL PRICES DO NOT INCREASE;

  •
  OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO MAINTAIN THE CURRENT CREDIT TERMS FOR OUR PURCHASES. IF WE ARE UNABLE TO PURCHASE GOODS ON REASONABLE CREDIT TERMS, OUR REQUIRED WORKING CAPITAL MAY INCREASE AND WE MAY INCUR MATERIAL LOSSES. IN TIMES OF RISING FUEL AND NONFUEL PRICES OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO INCREASE THE CREDIT AMOUNTS THEY EXTEND TO US, WHICH MAY REQUIRE OUR WORKING CAPITAL NEEDS TO INCREASE. THE AVAILABILITY

    AND THE TERMS OF ANY CREDIT WE MAY BE ABLE TO OBTAIN ARE UNCERTAIN;

  •
  MOST OF OUR TRUCKING COMPANY CUSTOMERS TRANSACT BUSINESS WITH US BY USE OF FUEL CARDS, MOST OF WHICH ARE ISSUED BY THIRD PARTY FUEL CARD COMPANIES. THE FUEL CARD INDUSTRY HAS ONLY A FEW SIGNIFICANT PARTICIPANTS. FUEL CARD COMPANIES FACILITATE PAYMENTS TO US, AND CHARGE US FEES FOR THESE SERVICES. COMPETITION, OR LACK THEREOF, AMONG FUEL CARD COMPANIES MAY RESULT IN FUTURE INCREASES IN OUR TRANSACTION FEE EXPENSES OR WORKING CAPITAL REQUIREMENTS, OR BOTH;

  •
  WE ARE ROUTINELY INVOLVED IN LITIGATION AND OTHER LEGAL MATTERS INCIDENTAL TO THE ORDINARY COURSE OF OUR BUSINESS. DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN HAVE UNANTICIPATED RESULTS. LITIGATION IS USUALLY EXPENSIVE AND DISTRACTING TO MANAGEMENT. WE CAN PROVIDE NO ASSURANCE AS TO THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE OR MAY BECOME INVOLVED;

  •
  ACTS OF TERRORISM, GEOPOLITICAL RISKS, WARS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS;

  •
  ALTHOUGH WE BELIEVE THAT WE BENEFIT FROM OUR CONTINUING RELATIONSHIPS WITH HPT, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES, ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH HPT, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY PRESENT A CONTRARY PERCEPTION OR RESULT IN LITIGATION;

  •
  AS A RESULT OF CERTAIN TRADING IN OUR SHARES DURING 2007, WE EXPERIENCED AN OWNERSHIP CHANGE AS DEFINED BY SECTION 382 OF THE INTERNAL REVENUE CODE, OR THE CODE; CONSEQUENTLY, WE MAY BE UNABLE TO USE OUR NET OPERATING LOSS GENERATED IN 2007 TO OFFSET FUTURE TAXABLE INCOME WE MAY GENERATE. IF WE EXPERIENCE ADDITIONAL OWNERSHIP CHANGES, AS DEFINED IN THE CODE, OUR ABILITY TO USE OUR NET OPERATING LOSSES GENERATED AFTER 2007 COULD BE LIMITED OR ELIMINATED; AND

  •
  OUR LIMITED LIABILITY COMPANY AGREEMENT AND BYLAWS AND CERTAIN OF OUR OTHER AGREEMENTS AND BUSINESS LICENSES, INCLUDING OUR LICENSES TO OPERATE GAMING ACTIVITIES, INCLUDE VARIOUS PROVISIONS WHICH MAY DETER A CHANGE OF CONTROL OF US AND, AS A RESULT, OUR SHAREHOLDERS MAY BE UNABLE TO REALIZE A TAKEOVER PREMIUM FOR THEIR SHARES.

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

TRAVELCENTERS OF AMERICA LLC
2013 FORM 10-K ANNUAL REPORT

PART I

Item 1.    Business

General

        We are a limited liability company formed under Delaware law on October 10, 2006, as a wholly owned subsidiary of Hospitality Properties Trust, or HPT. From that time through January 31, 2007, we conducted no business activities. On January 31, 2007, HPT acquired TravelCenters of America, Inc., our predecessor, restructured this acquired business and distributed all of our then outstanding common shares to the shareholders of HPT. In this Annual Report on Form 10-K for the year ended December 31, 2013, or this Annual Report, we sometimes refer to these transactions as the HPT Transaction, refer to the distribution of our shares in connection with the HPT Transaction as our spin off and refer to HPT and the subsidiaries of HPT from which we lease certain properties collectively as HPT.

Business Overview

        We operate and franchise 281 travel center and convenience store locations. Our customers include trucking fleets and their drivers, independent truck drivers and motorists. As of December 31, 2013, our travel center business included 247 travel centers located in 42 states in the U.S., primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 172 operated under the "TravelCenters of America," "TA" or related brand names, or the TA brand, including 156 that we operated and 16 that franchisees operated, and 75 that were operated under the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand, including 61 that we operated and 14 that franchisees operated. Of our 247 travel centers at December 31, 2013, we owned 33, we leased or managed 189, including 184 that we leased from HPT, and franchisees owned, or leased from others, 25. We sublease to franchisees five of the travel centers we lease from HPT.

        Many of our travel centers were originally developed years ago when prime real estate locations along the interstate highway system were more readily available than they are today, which we believe would make it difficult to replicate our business. We believe that our nationwide travel centers provide an advantage to large trucking fleets, particularly long haul trucking fleets, by enabling them to reduce the number of their suppliers by routing their trucks through our travel centers from coast to coast.

        We offer a broad range of products and services, including diesel fuel and gasoline, truck repair and maintenance services, full service restaurants, more than 43 different brands of quick serve restaurants, or QSRs, travel stores and various driver amenities. Some of our locations include gaming operations.

        The U.S. travel center and truck stop industry in which we operate consists of travel centers, truck stops, diesel fuel outlets and similar properties. We believe that although the travel center and truck stop industry is highly fragmented generally, with in excess of 6,400 travel centers and truck stops in the U.S., the largest trucking fleets tend to purchase the majority of their over the road fuel from us and our largest competitors.

        As of December 31, 2013, our business included 34 convenience stores in four states with retail gas stations, primarily Kentucky, that we operate and whose primary customers are motorists. We acquired 31 of these stores in 2013 and continue to operate them under the brand name "Minit Mart." The convenience stores we operate include, on average, ten fueling positions and approximately 5,000 square feet of interior space offering merchandise and QSRs. Of our 34 convenience stores at December 31, 2013, we owned 27, we leased five, including one that we leased from HPT, and we operated two for a joint venture in which we own a minority interest.

History

        Our Predecessor.    Our predecessor was formed in December 1992. At the time of the HPT Transaction, our predecessor's business included 163 travel centers, of which 140 were operated by our predecessor, 10 were operated by franchisees on sites leased from our predecessor and 13 were operated by franchisees on sites they owned or leased from others.

        The HPT Transaction.    We commenced business on January 31, 2007. In order to govern relations before and after our spin off, we entered into a transaction agreement with HPT and Reit Management & Research LLC, or RMR. As a result of the HPT Transaction, our spin off and the related transaction agreement, HPT acquired 146 travel centers and certain other assets previously held by our predecessor and we entered a lease of these assets with HPT, which we refer to as the TA Lease. We owned the remaining assets of our predecessor and remained obligated for our predecessor's liabilities. On January 31, 2007, HPT distributed all of our then outstanding shares to its shareholders. Other material effects of the HPT Transaction that have continuing effects on us are summarized as follows:

  •
  We agreed with HPT that for so long as we are a tenant of HPT we will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors under our leases with HPT; the sale of a material part of our assets or those of any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of us or any such tenant or guarantor.

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

        The Petro Acquisition.    On May 30, 2007, we acquired Petro Stopping Centers, L.P., or Petro, which operated or franchised 69 travel centers along the U.S. interstate highway system. We refer to this transaction as the Petro Acquisition. Simultaneously with the Petro Acquisition, HPT acquired the real estate of 40 Petro travel centers and we leased these 40 travel centers from HPT, which we refer to as the Petro Lease and which together with the TA Lease we refer to as the HPT Leases. In addition to the leasehold for these 40 travel centers, the Petro assets we acquired included the contract rights as franchisor of 24 Petro travel centers and certain other assets.

        Rent Deferral Agreement and Amendment Agreement.    In August 2008, we entered a rent deferral agreement with HPT. Under the terms of the deferral agreement we deferred a total of $150 million of rent payments through December 31, 2010. In January 2011, we and HPT entered an Amendment Agreement, or the Amendment Agreement, that amended the HPT Leases and our rent deferral agreement with HPT. The Amendment Agreement, among other things, reduced the minimum annual rent payable to HPT, extended the due date for the $150 million of rent that we previously deferred and ceased interest charges on that deferred rent, as further described under the heading "Our Leases With HPT" below.

        Other Significant Activities.    During the fiscal year ended December 31, 2013, we completed the following other significant activities:

  •
  In January 2013, we sold $110 million aggregate principal amount of our 8.25% Senior Notes due 2028, or the Senior Notes, for net proceeds of approximately $105.1 million after underwriters' discounts and other offering expenses. The Senior Notes are unsecured. We may, at our option, at any time after January 15, 2016, redeem some or all of the Senior Notes by paying 100% of the principal amount of the Senior Notes to be redeemed plus accrued but unpaid interest, if any.

  •
  On April 15, 2013, we entered an agreement with Equilon Enterprises LLC doing business as Shell Oil Products US, or Shell, pursuant to which Shell has agreed to construct a network of natural gas fueling lanes for trucks at up to 100 of our travel centers located along the U.S. interstate highway system, including travel centers we lease from HPT and to supply natural gas for sale to customers at these locations, and we have agreed to operate such fueling lanes. In connection with that agreement, on April 15, 2013, we and HPT amended the HPT Leases to revise the calculation of percentage rent payable by us under the HPT Leases, as further described under the heading "Our Leases With HPT" below.

  •
  In December 2013, we issued 7,475,000 common shares in an underwritten public offering, raising proceeds of approximately $65.1 million after underwriters' discounts and commissions and other costs of the offering.

  •
  In December 2013, we acquired for $67.9 million a business that operates 31 convenience stores with retail gasoline stations in Kentucky and Tennessee.

Recent Developments

        On March 17, 2014, we filed a Form 12b-25 with the SEC indicating that we were unable to file this Annual Report within the time period prescribed by the Securities Exchange Act of 1934, as amended, or the Exchange Act, due to unanticipated delays encountered in connection with our accounting for income taxes as well as general delays encountered in connection with the completion of our accounting processes and procedures. On May 13, 2014, we filed a second Form 12b-25 indicating that as a result of the delay in completing this Annual Report, we were also unable to file the First Quarter 10-Q within the time period prescribed by the Exchange Act.

Our Growth Strategy

        Acquisitions and Development.    Pressure from difficult economic and industry conditions of the past several years has caused some, and may cause further, financial challenges for some travel center operators and may in the future result in opportunities to acquire locations at attractive prices. We believe these conditions led to our acquisitions during 2011 of six travel centers and two properties ancillary to existing travel centers for an aggregate amount of $38.0 million. During 2012, we acquired, for an aggregate amount of $52.3 million, 10 travel centers and the businesses of our franchisees at four travel centers that such franchisees previously had subleased from us. During 2013, we acquired, for an aggregate amount of $46.2 million, nine travel centers and the business of a franchisee at a travel center such franchisee had previously subleased from us. Additionally, in December 2013, we acquired for $67.9 million a business that operates 31 convenience stores with retail gasoline stations in Kentucky and Tennessee. Further, as of December 31, 2013, we had entered an agreement to acquire an additional travel center for a total of $3 million, which acquisition was completed in January 2014. During 2014 to the date of this Annual Report, we entered agreements to acquire two additional travel centers for a total of $21.5 million. We expect to complete these acquisitions in the second or third quarters of 2014, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change. We currently intend to continue our efforts to selectively acquire additional properties.

        We own seven parcels of undeveloped land suitable for developing travel centers. We have begun to plan to develop travel centers on two of these parcels starting during 2014 or 2015 and may decide to build additional travel centers or other facilities on the other five parcels in the future. We occasionally consider purchasing properties for future development, and we expect to continue to do so in the future.

        Existing Properties.    We believe we have opportunities to increase revenues and profits through continued investment in our existing properties, including those locations we acquired during 2011 through the date of this annual report. These opportunities include projects such as parking lot expansions, construction of additional truck repair bays, restaurant remodeling, the installation of additional QSR offerings, installation of diesel exhaust fluid dispensers and possible expansion of offerings to include items not previously offered by us, such as natural gas refueling as noted above.

        Franchising.    In 2011, we added four franchise travel centers. Two of these travel centers are located in Virginia and one travel center is located in each of Alabama and Tennessee. Although we added no franchise sites in 2012 or 2013, we may selectively expand our business through franchising in the future. During 2011, 2012 and 2013, we acquired the operations of one, eight and four, respectively, of our former franchisees who elected to exit those businesses.

Our Locations

        At December 31, 2013, our 281 locations consisted of:

  •
  179 travel centers and one convenience store leased from HPT and operated by us;

  •
  Five travel centers leased from HPT and subleased to and operated by our franchisees;

  •
  33 travel centers and 27 convenience stores we own and operate;

  •
  Three travel centers and four convenience stores that we operate on sites owned by parties other than HPT or us;

  •
  Two travel centers and two convenience stores we operate for a joint venture in which we own a minority interest; and

  •
  25 travel centers that are operated by our franchisees on sites they own or lease from parties other than us.

        Our travel centers include 172 operated under the TA and related brands and 75 operated under the Petro brand. Our typical travel center includes:

  •
  over 25 acres of land with parking for 189 tractor trailers and 100 cars;

  •
  a full service restaurant and one or more QSRs that we operate as a franchisee under various brands;

  •
  a truck repair facility and parts store;

  •
  multiple diesel and gasoline fueling points, including diesel exhaust fluid at the diesel lanes; and

  •
  a travel store, game room, lounge and other amenities for professional truck drivers and motorists.

        Substantially all of our travel centers are full service sites located on or near an interstate highway exit and offer fuel and nonfuel products and services 24 hours per day, 365 days per year.

        Our convenience stores include 31 that we operate under the Minit Mart brand and three we operate under other brands. Our typical convenience store includes ten fueling positions and approximately 5,000 square feet of interior space offering merchandise and prepared foods on approximately 2 acres of land.

        Properties.    The physical layouts of our locations vary from site to site. The majority of the developed acreage at our travel centers consists of truck and car fuel islands, separate truck and car parking lots, a main building that contains a full service restaurant and one or more QSRs, a travel store, a truck maintenance and repair shop and other amenities. Most of our TA travel center locations have one building with separate service areas and most of our Petro travel center locations have several separate buildings. Our convenience store properties include a single building and parking lot.

        Product and Service Offering.    Our locations offer a broad range of products and services designed to appeal to our customers, including:

  •
  Fuel. We sell diesel fuel at separate truck fueling lanes at our travel centers. We also sell branded and unbranded gasoline at motorist fuel islands. As of December 31, 2013, we offered branded gasoline at 258 of our 281 locations and unbranded gasoline at 8 of our locations (7 of which are operated by franchisees of ours). We did not offer gasoline at 15 of our locations.

  •
  Diesel Exhaust Fluid. Diesel exhaust fluid, or DEF, is an additive that is required by most truck engines manufactured after 2010. As of December 31, 2013, DEF is offered from dispensers on the diesel fueling island at all of the travel centers we operate and nearly all of our franchised travel centers.

  •
  Full Service Restaurants and QSRs. Most of our travel centers have both full service restaurants and QSRs that offer customers a wide variety of nationally recognized branded food choices. The substantial majority of our full service restaurants are operated under our Iron Skillet® and Country Pride® brands and offer menu table service and buffets. We also operate 43 different brands of QSRs, including Arby's®, Burger King®, Dunkin' Donuts®, Pizza Hut®, Popeye's Chicken & Biscuits®, Starbuck's Coffee®, Subway® and Taco Bell®. As of December 31, 2013, 217 of our travel centers included a full service restaurant, 190 of our travel centers and convenience stores offered at least one QSR, and there were a total of 359 QSRs in our 281 locations.

  •
  Truck Service. Most of our travel centers have truck repair and maintenance facilities and we have plans to add truck repair and maintenance facilities to four travel centers that were purchased in 2013 and 2014. Our 235 truck repair and maintenance facilities typically have between three and six service bays and are staffed by mechanics and service technicians employed by us or our franchisees. These shops generally operate 24 hours per day, 365 days per year, and offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes and tire repair to specialty services such as diagnostics and repair of air conditioning, brakes and electrical systems. Our repair and maintenance services are generally covered by our warranty. Most of our truck repair and maintenance facilities provide some warranty work on Daimler Trucks North America, or Daimler, brand trucks through our participation in the Freightliner ServicePoint® and Western Star ServicePoint® programs, as described under the heading "Operations—Daimler Agreement" below.

  •
  Roadside Repair. RoadSquad® is a roadside truck service program that operates 24 hours per day, seven days per week and includes a fleet of approximately 430 service trucks we own and trucks owned by our franchisees. Our service trucks are positioned at our travel centers and centrally dispatched to assist customers with repairs when they are unable to bring their truck to our travel center due to a break down. RoadSquad ConnectTM is our centralized call center that operates 24 hours per day, seven days per week to dispatch our RoadSquad® vehicles and third party roadside service providers. RoadSquad ConnectTM includes service providers in 47 U.S. states and one Canadian province with a total of nearly 1,400 locations. We also offer truck and trailer repair services at customer facilities through a service program we refer to as RoadSquad OnSite®.

  •
  Travel Stores. At each of our travel centers we offer a travel store that offers merchandise to truck drivers, motorists, recreational vehicle operators and bus drivers and passengers. Our travel stores have a selection of over 4,000 items, including packaged food and snack items, beverages, non-prescription drug and beauty supplies, batteries, automobile accessories, and music and video products. Each travel store also has a "to go" bar offering fresh brewed coffee, hot dogs, prepared sandwiches and other prepared foods. Our travel stores also sell items specifically designed for the truck driver's "on the road" lifestyle, including laundry supplies, clothing, truck accessories and a variety of electronics.

  •
  Additional Driver Services. We believe that trucking fleets can improve the retention and recruitment of truck drivers by directing them to visit high quality, full service travel centers. We offer commercial truck and other customer loyalty programs, the principal program being the UltraOne® Club, that are similar to the frequent shopper programs offered by other retailers. Drivers receive points for diesel fuel purchases and for spending on selected nonfuel products and services. These points can be redeemed for discounts on nonfuel products and services at our travel centers. In addition, we publish a magazine called RoadKing® which includes articles and advertising of interest to professional truck drivers. Some of our travel centers offer casino gaming. We are an authorized Verizon Wireless dealer and currently offer Verizon Wireless products and services at 21 of our travel centers. We strive to provide a consistently high level of service and amenities to professional truck drivers at all of our travel centers, making our travel centers an attractive choice for trucking fleets. Most of our travel centers provide truck drivers the amenities listed below:

  •
  specialized business services, including an information center where drivers can send and receive faxes, overnight mail and other communications;

  •
  Reserve-ItTM parking program, which allows drivers to reserve a parking space in advance of arriving at a travel center;

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

Operating Segment

        We manage our business on the basis of one operating segment. Please refer to the consolidated financial statements included in Item 15 of this Annual Report for revenue, operating profit and asset data. We have only a single travel center located in a foreign country, Canada, and the revenues and assets related to our operations in Canada are not material. The following table sets forth the composition of our total revenues by type for each of the three years ended December 31, 2013.

	Year Ended December 31,
	2013	2012	2011
Revenues:
Fuel	81.5%	83.0%	83.7%
Nonfuel	18.3%	16.8%	16.1%
Rent and royalties from franchisees	0.2%	0.2%	0.2%

Total revenues	100.0%	100.0%	100.0%

Operations

        Fuel.    We have numerous sources for our diesel fuel and gasoline supply, including nearly all of the major and large oil companies operating in the U.S. We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and generally are reset daily, and we sell fuel to our customers at prices that we establish daily or are indexed to market prices and reset daily. By establishing diesel fuel supply relationships with several alternate suppliers for most locations, we believe we are able to effectively create competition for our purchases among various diesel fuel suppliers. We also believe that purchasing arrangements with multiple diesel fuel suppliers may help us avoid product outages during times of diesel fuel supply disruptions. At some locations, however, there are very few suppliers for diesel fuel in that market and we may have only one viable supplier. We have single sources of supply for gasoline at each of our locations that offer branded gasoline; we generally purchase gasoline from multiple sources for our locations that offer unbranded gasoline. We offer biodiesel at a number of our travel centers and have a limited number of suppliers for this product at those sites at which we sell biodiesel. We expect to begin selling liquefied natural gas, or LNG, at certain of our travel centers during the second quarter of 2014. Shell is expected to be our sole supplier of LNG at these locations.

        Generally our fuel purchases are delivered directly from suppliers' terminals to our locations. We do not contract to purchase substantial quantities of fuel to hold as inventory. We generally have less than three days of diesel fuel and gasoline inventory at our locations. We are exposed to price increases and interruptions in supply. We believe our exposure to market price increases for diesel fuel and gasoline is partially mitigated by the significant amount of our diesel fuel and gasoline sales that are sold under arrangements that include pricing formulae that reset daily and are indexed to market prices and by generally not purchasing fuel for delivery other than on the date of purchase. We historically have not engaged in any fixed or hedged price fuel contracts with customers.

        Nonfuel products.    We have many sources for the large variety of nonfuel products that we sell. We have developed supply relationships with several suppliers of key nonfuel products, including Daimler for truck parts, Bridgestone Americas Tire Operations, LLC, Michelin North America, Inc. and The Goodyear Tire & Rubber Company for truck tires, McLane Company, Inc. for convenience store and tobacco products and ExxonMobil Oil Corporation for lubricants. We believe that our relationships with these and our other suppliers are satisfactory. We maintain two distribution centers to distribute certain nonfuel and nonperishable products to our locations using a combination of contract carriers and our fleet of trucks and trailers. We believe these distribution centers allow us to purchase inventory and supplies at lower total acquisition costs. These warehouses are leased and include a total of approximately 181,400 square feet of space.

        Daimler Agreement.    We are party to an agreement with Daimler that extends to July 2019. Daimler is a leading manufacturer of heavy trucks in North America under the Freightliner and Western Star brand names. Except for locations in Texas, our TA and Petro truck repair and maintenance facilities are, or are expected to be, authorized providers of repair work and specified warranty repairs to Daimler's customers. This is accomplished through the Freightliner ServicePoint® program at TA locations and through the Freightliner and/or Western Star ServicePoint® program at our Petro locations. Our TA and Petro truck maintenance and repair facilities are also part of Freightliner's 24 hour customer assistance database for emergency and roadside repair referrals and we have access generally to Daimler's parts distribution, service and technical information systems.

        Fuel cards.    Most of our trucking customers transact business with us by use of fuel cards, most of which are issued by third party fuel card companies. The fuel card industry has only a few significant participants, including Comdata Network, Inc., or Comdata, the largest issuer of fuel cards, WEX Inc. and Electronic Funds Source, LLC, or EFS, a company affiliated with Pilot Travel Centers LLC, or Pilot Flying J. We accept fuel cards as payment at our travel centers and we receive payment for our accounts receivable from these fuel card companies on a daily basis.

Our Leases With HPT

        We have two leases with HPT, the TA Lease for 145 properties, and the Petro Lease for 40 Petro properties. Two of our subsidiaries are the tenants under the leases, and we, and in the case of our TA Lease certain of our subsidiaries, guarantee the tenants' obligations under the leases. The following are summaries of the material terms of these leases, as amended.

        Term.    The TA Lease expires on December 31, 2022. The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each.

        Operating Costs.    The HPT Leases are "triple net" leases, which require us to pay all costs incurred in the operation of the leased properties, including personnel, utilities, acquiring inventories, providing services to customers, insurance, paying real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those properties at which HPT leases the property from the owner and subleases it to us.

        Rent.    As of December 31, 2013, the TA Lease requires us to pay minimum rent to HPT in an amount of $159.3 million per year through December 31, 2022 and the Petro Lease requires us to pay minimum rent to HPT of $60.2 million through June 30, 2024.

        We may request that HPT purchase approved renovations, improvements and equipment additions we make at the leased properties, in return for an increase in our minimum annual rent equal to the amount paid by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. HPT is not required to purchase any improvements and we are not required to sell any improvements to HPT.

        Starting in 2012, the TA Lease requires us to pay additional rent that generally is calculated as follows: an amount equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the 145 properties covered by the TA Lease over the respective gross revenue amounts for the year 2011. Additional rent attributable to fuel revenues is subject to a maximum each year calculated by reference to changes in the consumer price index. Additional rent under the TA Lease was $2.1 million and $1.5 million for the years ended December 31, 2013 and 2012, respectively. The Petro Lease requires us to pay additional rent calculated using the same formula as in the TA Lease, except that such payments started in 2013 and are calculated using the revenues of the 40 leased Petro properties in excess of revenues for the year 2012 and the additional rent under the Petro Lease is subject to the waiver of payment of the first $2.5 million of such additional rent. The amount of percentage rent that would have been payable under the Petro Lease for the year ended December 31, 2013, was $0.4 million; because this amount was waived, we did not recognize it as an expense in 2013. In connection with the agreement we entered into with Shell, on April 15, 2013, we and HPT amended the HPT Leases to revise the calculation of percentage rent payable by us under the HPT Leases, with the intended effect that the amount of percentage rent would be unaffected by the type of fuel sold, whether diesel fuel or natural gas.

        On August 11, 2008, we entered a rent deferral agreement with HPT. Under the terms of the deferral agreement, through December 31, 2010, we had deferred $150 million of rent payable to HPT, the maximum amount we were able to defer and which was contractually due to HPT by July 1, 2011. As part of the Amendment Agreement, we and HPT amended the rent deferral agreement, so that $107.1 million of our deferred rent obligation will be due and payable on December 31, 2022, the remaining $42.9 million of our deferred rent obligation will be due and payable on June 30, 2024, and effective January 1, 2011, interest does not accrue on our deferred rent obligation; provided, however, that the deferred rent obligation shall be accelerated and interest shall begin to accrue thereon if certain events provided in the Amendment Agreement occur, including a change of control of us.

        On August 13, 2013, the travel center located in Roanoke, VA, that we leased from HPT under the TA Lease was taken by eminent domain proceedings brought by the Virginia Department of Transportation, or VDOT, in connection with planned highway construction. The TA Lease provides that the annual rent payable by us is reduced by 8.5% of the amount of the proceeds HPT receives from the taking or, at HPT's option, the fair market value rent of the property on the commencement date of the TA Lease. In January 2014, HPT received proceeds from VDOT of $6.2 million, which is a portion of VDOT's estimate of the value of the property, and as a result our annual rent under the TA Lease was reduced by $0.5 million effective January 6, 2014. We and HPT intend to challenge VDOT's estimate of the property's value. HPT has entered a lease agreement with VDOT to lease this property through August 2014 for $40,000 per month, and under the terms of the TA Lease we will be responsible to pay this ground lease rent. We sublease this property from HPT and plan to continue operating it as a travel center through August 2014.

        Maintenance and Alterations.    We must maintain, at our expense, the leased properties, including maintenance of structural and non-structural components. At the end of each lease we must surrender the leased properties in substantially the same condition as existed at the commencement of the lease subject to any permitted alterations and reasonable wear and tear.

        Assignment and Subletting.    HPT's consent is required for any direct or indirect assignment or sublease of any of the leased properties. We remain liable under the leases for subleased properties.

        Environmental Matters.    We also are required generally to indemnify HPT for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased properties.

        Indemnification and Insurance.    With limited exceptions, we indemnify HPT from liabilities which arise during the terms of the leases from ownership or operation of the leased properties. We generally must maintain commercially reasonable insurance. Our insurance coverage requirements include:

  •
  property insurance in an amount equal to the full replacement cost of at risk improvements at our leased properties;

  •
  business interruption insurance;

  •
  general liability insurance, including bodily injury and property damage, in amounts as are generally maintained by companies operating travel centers;

  •
  flood insurance for any property located in whole or in part in a flood plain;

  •
  workers' compensation insurance if required by law; and

  •
  such additional insurance as may be generally maintained by companies operating travel centers, including certain environmental insurance.

The leases generally require that HPT be named as an additional insured under our insurance policies.

        Damage, Destruction or Condemnation.    If any leased property is damaged by fire or other casualty or taken by eminent domain, we are generally obligated to rebuild. If the leased property cannot be restored, HPT will generally receive all insurance or taking proceeds, we are liable to HPT for any deductible or deficiency between the replacement cost and the amount of such proceeds, and the annual minimum rent will be reduced by (i) in the case of the TA Lease, at HPT's option, either 8.5% of the net proceeds paid to HPT or the fair market rental of the damaged, destroyed or condemned property, or portion thereof, as of the commencement date of the TA Lease; (ii) in the case of a casualty loss under the Petro Lease, 8.5% of the net proceeds paid to HPT plus 8.5% of the fair market value of the land; and (iii) in the case of a taking under the Petro Lease, 8.5% of the amount of the net proceeds paid to HPT.

        Events of Default.    Events of default under each lease include the following:

  •
  our failure to pay rent or any other amounts when due;

  •
  our failure to maintain the insurance required under the lease;

  •
  the occurrence of certain events with respect to our insolvency;

  •
  the institution of a proceeding for our bankruptcy or dissolution;

  •
  our failure to continuously operate any leased properties without HPT's consent;

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

        Lease Subordination.    Each lease may be subordinated to any mortgages of the leased properties by HPT, but HPT is required to obtain nondisturbance agreements for our benefit.

        Financing Limitations; Security.    Without HPT's prior written consent, our tenant subsidiaries may not incur debt secured by any of their assets used in the operation of the leased properties; provided, however, our tenant subsidiaries may incur purchase money debt to acquire assets used in these operations and we may encumber such assets to obtain a line of credit secured by our tenant subsidiaries' receivables, inventory or certain other assets used in these operations.

        Lease Termination.    When a lease terminates, any equipment, furniture, fixtures, inventory and supplies at the leased properties that we own may be purchased by HPT at its then fair market value. Also at termination of the TA Lease, HPT has the right to license any of our software used in the operation of the leased properties thereunder at its then fair market value and to offer employment to employees at the leased properties thereunder; and under both leases we have agreed to cooperate in the transfer of permits, agreements and the like necessary for the operation of the leased properties thereunder.

        Territorial Restrictions.    Under the terms of each lease, without the consent of HPT, we generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which a travel center owned by HPT is located.

        Non-Economic Properties.    If during a lease term the continued operation of any leased property becomes non-economic in our reasonable determination and we and HPT cannot agree on an alternative use for the property, we may offer that property for sale, including the sale of HPT's interest in the property, free and clear of our leasehold interests. No sale of a property leased from HPT, however, may be completed without HPT's consent. In the event we obtain a bona-fide offer to purchase the property and HPT consents to the sale, the net sale proceeds received will be paid to HPT, exclusive of amounts associated with personal property, which we can elect to sell to the buyers or keep, and the annual minimum rent payable shall be reduced. In the case of the TA Lease, this reduction will be, at HPT's option, either the amount of such proceeds times 8.5% or the fair market rental for such property as of the commencement date of the lease; in the case of the Petro Lease, this reduction will be the amount of such proceeds times 8.5%. If we obtain a bona-fide offer to purchase the property but HPT does not consent to the sale of the property, that property will no longer be part of the lease and the minimum rent will be reduced as if the sale had been completed at the amount offered. No more than a total of 15 properties subject to the TA Lease and no more than five properties subject to the Petro Lease may be offered for sale as non-economic properties during the applicable lease term.

        Arbitration.    Our leases with HPT also include arbitration provisions for the resolution of disputes, claims and controversies.

        For further information about the HPT Leases and related amounts, see Note 17 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report, which is incorporated herein by reference. In addition, for more information about these transactions and relationships and about the risks which may arise as a result of these transactions and relationships, see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements" and Item 1A, "Risk Factors".

Relationships with Franchisees

        We have lease and franchise agreements with lessees and owners of travel centers. We collect rent and franchise, royalty and other fees under these agreements. As of December 31, 2013, 30 of our travel centers were operated by our franchisees. Five of these travel centers are leased by us from HPT and subleased by us to a franchisee. Twenty five of these travel centers are owned, or leased from others, by our franchisees. As of December 31, 2013, one franchisee operated four travel centers, two operated two travel centers, and 22 operated one travel center each. The table below summarizes by state information as of December 31, 2013, regarding branding and ownership of the travel centers our franchisees operate. Similar information for the locations we operate is included in Item 2 of this Annual Report.

	Brand Affiliation of Sites(1)			Ownership of Sites By:(1)
	TA	Petro	Total	HPT	Franchisee or Others
Alabama	1	1	2	1	1
Georgia	1	—	1	1	—
Illinois	—	1	1	—	1
Iowa	1	—	1	—	1
Kansas	1	1	2	—	2
Minnesota	—	2	2	—	2
Missouri	2	2	4	—	4
North Carolina	—	1	1	—	1
North Dakota	—	1	1	—	1
Ohio	2	1	3	—	3
Oregon	1	—	1	—	1
Pennsylvania	1	—	1	—	1
Tennessee	2	—	2	1	1
Texas	2	—	2	2	—
Virginia	1	2	3	—	3
Wisconsin	1	2	3	—	3

Total	16	14	30	5	25

(1)
Includes only travel centers operated by our franchisees and excludes sites we operate.

Franchise Agreements

        Material provisions of our franchise agreements typically include the following:

        Initial Franchise Fee.    The initial franchise fee for a new franchise is $1,000,000.

        Term of Agreement.    The initial term of a franchise agreement is generally ten to fifteen years. Our TA franchise agreements generally provide for two five year renewals on the terms then being offered to prospective franchisees at the time of the franchise renewal and our Petro franchise agreements generally provide for two five year renewals on the same terms and conditions as the expiring agreements. As of December 31, 2013, our franchise agreements had an average remaining term excluding renewal options of five years and an average remaining term including renewal options of 13 years.

        Protected Territory.    Under the terms of our franchise agreements for TA travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the TA brand in a specified territory for that TA branded franchise travel center. Under the terms of our franchise agreements for Petro travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the Petro brand in a specified territory for that Petro branded franchise travel center.

        Restrictive Covenants.    Generally our franchisees may not operate any travel center or truck stop related business under a franchise agreement, licensing agreement or marketing plan or system of another person or entity. If the franchisee owns the franchised premises, generally for a two year period after expiration or earlier termination of our franchise agreement the franchisee may not operate the premises with a competitive brand.

        Nonfuel Product Offerings.    Franchisees are required to operate their travel centers in conformity with guidelines that we establish and offer any products and services that we deem to be a standard product or service in our travel centers.

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

        Advertising, Promotion and Image Enhancement.    Our franchisees are required to make additional payments to us as contributions to the applicable brand wide advertising, marketing and promotional expenses we incur.

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

        Rights of First Refusal.    During the term of each franchise agreement, we generally have a right of first refusal to purchase that facility at the price offered to a franchisee by a third party. In addition, some of our agreements give us a right to purchase the franchised center for fair market value, as determined by the parties or an independent appraiser, upon expiration or earlier termination of the franchise agreement.

Franchisee Sublease Agreements

        In addition to franchise fees, we also collect rent from franchisees who sublease their respective travel centers from us. At December 31, 2013, there were five such subleased franchisee travel centers. During 2012 and 2013, we acquired the operations at four and one travel centers, respectively, that previously had been subleased from us by franchisees. The current terms of the five remaining sublease agreements end between June and September 2017. Four of the five remaining subleases have one renewal option for an additional five year period; the fifth sublease has no further renewal options. The subleases require that the franchisees notify us of their intent to renew the sublease at least 90 days but not more than 180 days prior to the expiration of the current term. Among other things, renewal is contingent upon the franchisee not being in default under the expiring sublease and executing our then current form of sublease, the terms of which may differ from the expiring sublease, including without limitation, increased rent. The material provisions of our sublease agreements typically include the following:

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

        Rent.    Under the terms of our existing leases, the sublessee must pay annual fixed rent equal to the sum of:

  •
  base rent (annual base rent for the five subleases aggregated $4.3 million as of December 31, 2013);

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

Gaming Regulation

        As a result of our involvement in gaming operations through certain of our subsidiaries, we and such subsidiaries, which we refer to as our licensed subsidiaries, are currently subject to gaming regulations in Louisiana, Montana and Nevada. Requirements under gaming regulations vary by jurisdiction but include, among other things:

  •
  findings of suitability by the relevant gaming authorities with respect to, or licensure of, certain of our and our licensed subsidiaries' officers, directors and key employees and certain individuals having a material relationship with us or our licensed subsidiaries;

  •
  findings of suitability by the relevant gaming authorities with respect to certain of our securityholders and restrictions on ownership of certain of our securities;

  •
  prior approval in certain circumstances by the relevant gaming authorities of public offerings of our securities;

  •
  prior approval by the relevant gaming authorities of changes in control of us; and

  •
  specified reporting requirements.

        Holders of beneficial interests in our voting securities are subject to licensing or suitability investigations by the relevant gaming authorities under various circumstances including, generally, the attainment of certain levels of ownership of a class of voting securities, or involvement in the gaming operations of or influence over us or our licensed subsidiaries. Persons or entities seeking to acquire control over us or over operation of the license are subject to prior investigation by and approval from the relevant gaming authorities. Any beneficial owner of our voting securities, regardless of the number of shares owned, may be required by a relevant gaming authority to file an application and have his or its suitability reviewed in certain circumstances, including if the gaming authority has reason to believe that such ownership of our voting securities would otherwise be inconsistent with its state's gaming laws. In some jurisdictions, the applicant must pay all costs of investigations incurred in connection with such investigations. Additionally, in the event of a finding by a relevant gaming authority that a person or entity is unsuitable to be an owner of our securities, such person would be prohibited from, among other things, receiving any dividend or interest upon such securities, exercising any voting right conferred through such securities or continuing to hold our securities beyond such period of time as may be prescribed by such gaming authority, managing the licensed business and, in some cases, the shareholder may be required to divest himself or itself of our voting securities.

        Certain of our and our subsidiaries' officers and directors must also file applications, be investigated and be licensed or found suitable by the relevant gaming authorities in order to hold such positions. In the event of a finding by a relevant gaming authority that a director, officer, key employee or individual with whom we or our licensed subsidiary have a material relationship is unsuitable, we or our licensed subsidiary, as applicable, may be required to sever our relationships with such individual.

        Any violations by us or any of our licensed subsidiaries of the gaming regulations to which we are subject could result in fines, penalties (including the limiting, conditioning, suspension or revocation of any licenses held) and criminal actions. Additionally, certain jurisdictions, such as Nevada, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to periodic reports regarding those gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

Competition

Travel Centers

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

        Although there are in excess of 6,400 travel centers and truck stops in the U.S., we believe that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at the approximately 1,900 travel centers and truck stops that are located at or near interstate highway exits and from us or our largest competitors. Based on the number of locations, Pilot Flying J, and Love's Travel Stops and Country Stores, Inc., or Love's, and we are the largest companies in our industry.

        We compete with other travel center and truck stop chains based primarily on diesel fuel prices. We also experience competition, to a lesser extent, from travel center chains and independent full service travel centers that is based on the quality, variety and pricing of the wide array of nonfuel product, service and amenities offerings. Our truck repair and maintenance facilities compete with the truck repair and maintenance facilities at Pilot Flying J and Love's locations. These two competitors have increased their respective numbers of truck repair and maintenance facilities over the past few years but do not have as large a chain of repair and maintenance facilities as we do. For truck maintenance and repair services, we also compete with regional full service travel center and truck stop chains, full service independently owned and operated travel centers and truck stops, fleet maintenance terminals, independent garages, truck dealerships, truck quick lube facilities and other parts and service centers. We also compete with other full service restaurants, QSRs, mass merchandisers, electronics stores, drugstores and travel stores. Some truck fleets own their own fuel, repair and maintenance facilities; however, we believe the long term trend has been toward a reduction in these facilities in favor of obtaining fuel, repair and maintenance services from third parties like us.

        An additional source of competition in the future could result from commercialization of state owned interstate highway rest areas. Some state governments have historically requested that the federal government allow these rest areas to offer fuel and nonfuel products and services similar to that offered at a travel center and certain congressional leaders have historically supported such legislation. If commercialized, these rest areas may increase the number of locations competing with us and these rest areas may have significant competitive advantages over existing travel centers, including ours, because they are generally located on restricted (i.e., toll) roads and have dedicated ingress and egress.

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

        We believe we may be able to compete successfully for the following reasons:

  •
  Because we offer consistent, high quality products and services in our nationwide chain of large full service travel centers that feature a large menu of truck maintenance and repair offerings, numerous diverse dining choices and large parking lots, we may be able to attract fleet and independent professional truck drivers and motorists.

  •
  Many of our employees have substantial experience in operating our business.

  •
  As a publicly owned company to which RMR provides some business management services, we may have stronger capitalization and opportunities to raise capital than some of our competitors.

  •
  Our continuing relationship with HPT and RMR may provide us opportunities to expand our business in the future.

        HPT is not obligated to provide us with opportunities to lease additional properties, and we may not be able to find other sources of capital sufficient to maintain or grow our travel center business. Also, some of our competitors may have more resources than we do; and some of our competitors have vertically integrated fuel, fuel card and other businesses which may provide them competitive advantages. For all of these reasons and others, we can provide no assurance that we will be able to compete successfully.

Convenience Stores

        The convenience store industry is highly competitive with ease of entry and constant change in the number and types of retailers offering the products and services similar to those we offer. Fuel, food, including prepared foods, and nonfood items similar or identical to those sold by us are generally available from various competitors in the communities we serve, including other convenience store chains, independent convenience store operators, supermarkets, drug stores, mass merchants, gasoline stations and other retail stores. We believe our stores compete principally with their local grocery stores, convenience stores, restaurants, and larger gasoline stations offering a more limited selection of grocery and food items for sale. We believe that we may have a competitive advantage in this market because at an average of approximately 5,000 square feet, our convenience stores are larger than the average convenience store, which average is approximately 2,900 square feet according to the National

Association of Convenience Stores, enabling us to have a larger variety of product and service offerings.

Environmental and Climate Change Matters

        Extensive environmental laws regulate our operations and properties. These laws may require us to investigate and clean up hazardous substances, including petroleum or natural gas products, released at our owned and leased properties. Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance. We use both underground storage tanks and above ground storage tanks to store petroleum products, natural gas and waste at our locations. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could adversely impact our business. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel, as well as President Obama's recent order that his administration develop and implement new fuel efficiency standards for medium and heavy duty commercial trucks by March 2016, could negatively impact our business. While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future. Under the terms of our leases, we generally have agreed to indemnify HPT for any environmental liabilities related to properties that we lease from HPT and we are required to pay all environmental related expenses incurred in the operation of these properties. Under our agreement with Shell, we have agreed to indemnify Shell and its affiliates from certain environmental liabilities incurred with respect to our travel centers where natural gas fueling lanes are installed by Shell. Also, legislation and regulations that limit carbon emissions may cause our energy costs at our locations to increase.

        For further information about these and other environmental and climate change matters, see the disclosure under the heading "Environmental Matters" in Note 18 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report, which disclosure is incorporated herein by reference. In addition, for more information about these environmental and climate change matters and about the risks which may arise as a result, see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements," Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis—Environmental and Climate Change Matters."

Intellectual Property

        We own no patents. We own the "Petro Stopping Centers" and "Minit Mart" names and related trademarks and various trade names used in our business such as RoadSquad®, RoadSquad ConnectTM, UltraOne®, Iron Skillet®, Reserve-ItTM and others. We have the right to use the "TA", "TravelCenters of America" and other trademarks historically used by our predecessor, which are owned by HPT, during the term of the TA Lease. We also license certain trademarks used in the operation of certain of our QSRs and convenience stores and may in the future license trademarks to be used in the operation of one or more of our full service restaurants. We believe that these trademarks are important to our business, but that they could be replaced with alternative trademarks without significant disruption in our business except for changes in cost, which may be significant.

Seasonality

        Assuming little variation in fuel prices, our revenues are usually lowest in the first quarter of a year when movement of freight by professional truck drivers and motorist travel are typically at their lowest levels of the year, and our revenues in the fourth quarter of a year are often somewhat lower than those of the second and third quarters because, although the beginning of the fourth quarter is often positively impacted by increased movement of freight in preparation for various national holidays, that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers toward the end of the year. While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.

Employees

        As of December 31, 2013, we employed approximately 20,670 people on a full or part time basis. Of this total, approximately 20,000 were employees at our company operated sites, 600 performed managerial, operational or support services at our headquarters or elsewhere and 70 employees staffed our distribution centers. Thirty of our employees at two travel centers are represented by unions. We believe that our relationship with our employees is satisfactory.

Internet Website

        Our internet website address is www.tatravelcenters.com. Copies of our governance guidelines, code of business conduct and ethics, our policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, TravelCenters of America LLC, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any shareholder or other interested party who desires to communicate with our Independent Directors, individually or as a group, may do so by filling out a report on our website. Our board of directors also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our board can be found on our website. Our website address is included several times in this Annual Report as a textual reference only and the information in the website is not incorporated by reference into this Annual Report.

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

Risks related to our business

Our operations have produced losses.

        From when we began operations on January 31, 2007, through 2010 our business produced losses. Although some of our historical results were impacted by separation obligations with our former management, business reorganizations and other costs that did not recur and we have been profitable in 2011, 2012 and 2013, we believe our losses in prior periods were also the result of the general decline of the U.S. and world economies over which we have no control. We cannot provide any assurance that we will be able to operate profitably in future periods.

Our operating margins are narrow.

        Our total revenues for the year ended December 31, 2013, were $7.9 billion, while the sum of our cost of goods sold (excluding depreciation) and site level operating expenses for the same period totaled $7.5 billion. Fuel sales in particular generate low gross margin percentages. Our fuel sales for the year ended December 31, 2013, were $6.5 billion and our gross margin on fuel sales was $0.3 billion, or approximately 5.3% of fuel sales. A small percentage decline in our future revenues or increase in our future costs and expenses, especially revenues and costs and expenses related to fuel, may cause our profits to decline or us to incur losses.

Our financial results are affected by U.S. economic conditions.

        The trucking industry is the primary customer for our goods and services. Demand for trucking services in the U.S. generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for our products and services typically declines. For example, in the recent past declines in housing construction led to less lumber and construction materials being shipped, and these reduced shipments resulted in fewer customers and lower sales volumes at our travel centers. While the U.S. economy recently has been slowly growing over the past several quarters and trucking activity measures reflect growth in that industry, the strength and sustainability of any economic recovery is uncertain. If the U.S. economy continues to operate as it has over the past few years, or if it worsens, our financial results may not improve and may decline.

We have a substantial amount of indebtedness and rent obligations, which could adversely affect our financial condition.

        As of December 31, 2013, we had total consolidated indebtedness of $154.9 million, consisting of letters of credit outstanding under our credit facility and $110 million of our 8.25% Senior Notes due 2028. As of December 31, 2013, we also had deferred rent obligations of $150 million, $107.1 of which is due on December 31, 2022, and $42.9 million of which is due on June 30, 2024, and substantial ongoing obligations under our leases. Together, these obligations are substantial and could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease obligations or other purposes. They may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to competitors that have lower debt levels. Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.

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

        High fuel prices and the inability to project future prices have several adverse impacts upon our business. First, high fuel prices result in higher truck shipping costs. This causes shippers to consider alternative means for transporting freight, which reduces trucking business and, in turn, reduces our business. Second, high fuel prices cause our trucking customers to seek cost savings throughout their businesses. This has resulted in many customer measures to conserve fuel, such as lower maximum driving speeds and reduced truck engine idling reducing total fuel consumption and our fuel sales. Third, higher fuel prices may result in less disposable income for our customers to purchase our nonfuel goods and services. Fourth, higher and more volatile fuel commodity prices increase the working capital needed to maintain our fuel inventories and receivables, and this increases our costs of doing business. Further, increases in fuel prices may place us at a cost disadvantage to our competitors that may have larger and longer maintained fuel inventory that may have been purchased during periods of lower fuel prices. If fuel commodity prices or fuel price volatility increase, our financial results may not improve and may worsen.

Increasing truck fuel efficiency may adversely impact our business.

        Government regulation and the high cost of motor fuels are causing truck manufacturers and our trucking customers to focus on fuel efficiency. The largest part of our business consists of selling motor fuel. If our trucking customers purchase less motor fuel because their trucks are operated more efficiently, our financial results will decline unless we are able to sufficiently offset those declines by selling substitute or other products or services, gaining market share or increasing our gross margins per gallon of fuel sold on lower volumes of fuel sales. It is unclear whether we will be able to operate our travel centers profitably if the amount of motor fuels used by the U.S. trucking industry declines because of fuel use efficiencies. If and as truck fuel use efficiency continues to increase and if we are unable to sufficiently increase our sales of other products and services to gain market share or to increase our profit margins on lower fuel volumes, our profits may decline or we may incur losses.

Climate change and other environmental legislation and regulation and market reaction thereto may decrease demand for our major product, diesel fuel, and require us to make significant capital or other expenditures, which may adversely affect our business.

        Climate change legislation and regulation, including those addressing greenhouse gas emissions, and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our major product, diesel fuel, and may require us to make significant capital or other expenditures. Legislative and regulatory initiatives requiring increased truck fuel efficiency have accelerated in the United States, and these mandates have and may continue to result in decreased demand for diesel fuel, which could have a material adverse effect on our business, financial condition and results of operations. Increased costs incurred by our suppliers as a result of climate change or other environmental legislation or regulation may be passed on to us in the prices we pay for our fuel supplies, but we may not be able to pass on those increased costs to our customers. Increased fuel costs resulting from these reasons would likely have similar effects on our business, operations and liquidity as discussed elsewhere regarding high fuel costs, including decreased demand for our fuel at our locations, increased working capital needs and decreased fuel gross margins. Further, legislation and regulations that limit carbon emissions may cause our energy costs at our locations to increase. Moreover, technological changes developed or changes in customer transportation or fueling preferences, including as a result of or in response to any such legislation, regulation or market reaction, may require us to make significant capital or other expenditures to adopt those technologies or to address those changed preferences and may decrease the demand for products and services sold at our locations. For example, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel, could negatively impact our business by making the fuel more expensive and causing our customers to buy less. For more information regarding climate change matters and their possible adverse impact on us, please see Item 7, "Management's Discussion and Analysis—Environmental and Climate Change Matters."

Our travel centers require regular and substantial maintenance and capital investments.

        Our travel centers are open for business 24 hours per day, 365 days per year. Also, many of our travel centers were originally constructed more than 25 years ago. Because of the age of many of our travel centers and because of the nature and intensity of the uses of our travel centers, our travel centers require regular and substantial expenditures for maintenance and capital investments to remain functional and attractive to customers. If we cannot access capital necessary to maintain our properties, our business may decline and our profits may decline or we may incur losses. Also, deferring certain capital expenditures in the near term may require us to make even larger amounts of capital expenditures in the future.

        Although we may request that HPT purchase future renovations, improvements and equipment at the travel centers that we lease from HPT, HPT is not obligated to purchase any amounts and any amounts it purchases will result in an increase in our rent payable to HPT.

Our failure to prepare and timely file our periodic reports with the SEC may adversely affect our access to the public markets to raise debt or equity capital as necessary to make required investments in our properties or to implement our business strategies.

        We are not current in our reporting requirements with the SEC, and, as a result, are not able to use our shelf registration statement on Form S-3 to access the public markets to raise debt or equity capital. This limitation could adversely affect our ability to make the capital investments necessary to maintain our properties or prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business. Until we have regained and maintained timely compliance with our reporting obligations under the Exchange Act for a period of no less than twelve full consecutive calendar months, we will be ineligible to use shorter and less costly filings, such as a registration statement on Form S-3, to register our securities for sale. We may use a registration statement on Form S-1 to register a sale of our securities to raise capital or complete acquisitions, but doing so would likely increase transaction costs and the time required to raise capital and adversely impact our ability to raise capital or complete acquisitions in a timely manner.

We may not complete our pending acquisitions within the time frame we anticipate, or at all, which could have a negative effect on us.

        Our pending acquisitions are subject to satisfaction of closing conditions, which could delay or prevent completion, cause us to incur additional costs, or both. If we do not consummate one or more pending acquisitions within the expected time frame, or at all, it could have a negative effect on our ability to execute on our growth strategy or financial performance. Additionally, if we incur substantial expenses in connection with the negotiation and completion of a particular transaction and it is not completed, we would have incurred these expenses without realizing the expected benefits of the transaction.

Acquisitions may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of a particular transaction may not be fully realized.

        Travel centers that we acquire often require substantial improvements in order to be brought up to our standards, which improvements require an extended period of time to plan, design, permit and complete, often followed by a period of time to mature and become part of our customers' networks. We estimate that our travel center acquisitions generally will reach stabilization in approximately the third year after acquisition, but actual results can vary widely from this estimate. If improvements are more difficult, costly or time consuming than expected or if reaching maturity takes longer than expected or does not occur at all, our business, financial condition or results of operations could be negatively affected.

        Additionally, the success of any acquisition, including the realization of anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine the acquiree's business and ours. The integration may be more difficult, costly or time consuming than expected, may result in the loss of key employees or business disruption to us, or may adversely affect our ability to maintain relationships with customers, suppliers and employees or to fully achieve the anticipated benefits and cost savings of the acquisition. If we experience difficulties with the integration process for a particular acquisition, the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Integration efforts may also divert management attention and resources. These matters could have an adverse effect on us for an undetermined period after completion of a transaction.

The obligations and liabilities with respect to an acquisition, some of which may be unanticipated or unknown, may be greater than we have anticipated which may diminish the value of the acquisition to us.

        We may acquire obligations and liabilities in a particular transaction, some of which may not have been disclosed to us, may not be reflected or reserved for in the acquiree's historical financial statements, or may be greater than we have anticipated. These obligations and liabilities could have a material adverse effect on our business, financial condition or results of operations.

We may not complete our planned travel center development projects within the time frame or for the investment we anticipate, or at all.

        Our planned travel center development projects could be delayed or not completed or could require a greater investment of capital or management time, or both, than we expect. Additionally, if we design, plan, permit or construct a project but do not complete it, we may incur substantial costs without realizing any expected benefits.

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

        In light of economic, industry and global credit market conditions and our historical operating losses, the availability and terms of any credit we may be able to obtain are uncertain. Although we maintain a credit facility permitting borrowings of up to $200 million, we typically utilize a large portion of that facility for issuances of letters of credit to our fuel suppliers to secure our fuel purchases and to taxing authorities (or surety bond providers) for fuel taxes. In addition, our qualified collateral historically has been below the amount required to permit the entire $200 million under the credit facility to be available to us for borrowings. At December 31, 2013, a total of $130.8 million was available to us for loans and letters of credit under the credit facility, of which we had used $44.9 million for outstanding letters of credit issued under that facility to secure certain purchases, insurance, fuel tax and other trade obligations. Any increased investment in working capital decreases our financial flexibility to use our capital for other business purposes or to fund our operations and may cause us to suffer losses. We received a waiver, until July 31, 2014, of the requirement under our credit facility to furnish unaudited consolidated financial statements as of and for the fiscal quarter ended March 31, 2014 within 45 days of such quarter end. If we are unable to furnish these financial statements within this time period or obtain an extension of the waiver, we may be unable to borrow under our credit facility, which could affect our ability to meet our business obligations or grow our business.

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

        Further, our failure to timely file this Annual Report with the SEC, consequent inability to use our shelf registration statement on Form S-3 until we have regained and maintained timely compliance with our reporting obligations under the Exchange Act for a period of not less than twelve full consecutive calendar months and the material weaknesses in our internal control over financial reporting may negatively impact our ability to issue new debt and equity securities or the timing and terms of such an issuance.

Our credit facility imposes restrictive covenants on us, and a default under the agreements relating to our credit facility or under our indenture governing our Senior Notes could have a material adverse effect on our business and financial condition.

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

        Our credit facility also requires that we furnish certain of our financial statements to our lenders within specified time periods. Additionally, the indenture governing our Senior Notes requires that we file our Exchange Act reports within prescribed time periods. If we are unable to furnish these financial statements or reports within the prescribed time periods, or, in the case of our credit facility, obtain a waiver, we may be in default under our credit facility or under the indenture governing the Senior Notes, which could give rise to adverse consequences, including giving lenders or holders of our Senior Notes the right to exercise certain remedies, such as demanding immediate repayment of amounts owed, and restrictions on our ability to borrow. If we are unable to borrow under our credit facility, we may be unable to meet our business obligations or grow our business. Effective May 31, 2014, we received a waiver from our lenders extending until July 31, 2014, our requirement to furnish our quarterly financial statements as of and for the fiscal quarter ended March 31, 2014.

        Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with these covenants (or similar covenants contained in future financing agreements) could result in a default under our credit facility, indenture and other agreements containing cross-default provisions, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. A default could permit lenders or holders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt and to terminate any commitments to lend. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the Senior Notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. If our indebtedness were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In such circumstances, we could be forced into bankruptcy or liquidation and, as a result, investors could lose their investment in our securities.

An interruption in our fuel supplies would materially adversely affect our business.

        To mitigate the risks arising from fuel price volatility, we generally maintain limited fuel inventories. Accordingly, an interruption in our fuel supplies would materially adversely affect our business. Interruptions in fuel supplies may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, by weather related events, such as hurricanes in the areas where petroleum or natural gas is extracted or refined, or by national or international conditions, such as government rationing, acts of terrorism, wars and the like. Further, our fuel suppliers may fail to provide us with fuel due to these or other reasons. Any limitation in available fuel supplies or on the fuel we can offer for sale may cause our profits to decline or us to experience losses.

Our storage and dispensing of petroleum products and natural gas create the potential for environmental damages, and compliance with environmental laws is often expensive.

        Our business is subject to laws relating to the protection of the environment. The travel centers and convenience stores we operate include fueling areas, truck repair and maintenance facilities and tanks for the storage and dispensing of petroleum products, natural gas and other hazardous substances, all of which create the potential for environmental damage. As a result, we regularly incur environmental clean up costs. Our balance sheet as of December 31, 2013, included an accrued liability of $7.5 million for environmental remediation and related costs. Because of the uncertainties associated with environmental expenditures, it is possible that future expenditures could be substantially higher than this amount. Environmental laws expose us to the possibility that we may become liable to reimburse governments or others for damages and costs they incur in connection with environmental hazards or liable for fines and penalties for failure to comply with environmental laws. We cannot predict what environmental legislation or regulations may be enacted or how existing laws or regulations will be administered or interpreted with respect to our products or activities in the future; more stringent laws, more vigorous enforcement policies or stricter interpretation of existing laws in the future could cause us to expend significant amounts or experience losses.

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

        Under the leases between us and HPT, we generally have agreed to indemnify HPT from environmental liabilities it may incur arising at any of the properties we lease from HPT. Under our agreement with Shell, we have agreed to indemnify Shell and its affiliates from certain environmental liabilities they may incur with respect to our travel centers where natural gas fueling lanes have been installed. Although we maintain insurance policies which cover our environmental liabilities, that coverage may not adequately cover liabilities we may incur. To the extent we incur material amounts for environmental matters for which we do not receive insurance or other third party reimbursement or for which we have not recognized a liability in prior years, our operating results may be materially adversely affected. In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed. Also, to the extent we are or become obligated to fund any such liabilities, such funding obligation could materially adversely affect our liquidity and financial position.

Consolidation of our competitors and the third party fuel card companies may negatively affect our business.

        In 2010, the largest companies in our industry based on diesel fuel volume combined to form Pilot Flying J. As a result of this combination, increased competitive pressure could negatively impact our sales volumes and profitability and increase our site level operating expenses and selling, general and administrative expenses. In addition, most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies. The fuel card industry has only a few significant participants, including Comdata Network, Inc., or Comdata, the largest issuer of fuel cards, and Electronic Funds Source, LLC, or EFS, a company affiliated with Pilot Flying J. EFS is the product of the combination during 2011 and 2012 of the fuel card businesses of Transportation Clearing House LLC, EFS Transportation Services, Inc., and T-Check Systems, each previously one of the larger competitors to Comdata in the fuel card industry, making, we believe, EFS the second largest competitor in the fuel card industry. We are unable to determine the full extent and effect the combined Pilot Flying J may have on our financial position, results of operations, or competitive position, although we believe the combination enables Pilot Flying J to substantially alter the competitive conditions in the travel center industry. Further, we are unable to determine the extent of the effect that competition, or lack thereof, between Comdata and EFS in particular, may result in future increases in our transaction fee expenses or working capital requirements, or both.

Our convenience stores are subject to a number of risks particular to the convenience store industry that, if materialized, could have a material adverse effect on our business, results of operations or financial condition.

        The convenience store industry in the U.S. and in the geographic areas in which we operate is highly competitive and fragmented with ease of entry and constant change in the number and types of retailers offering the products and services similar to those we provide. We compete with other convenience store chains, independent convenience stores, supermarkets, drugstores, discount clubs, motor fuel service stations, mass merchants, fast food operations and other similar retail outlets. In recent years, several non-traditional retailers, such as supermarkets, club stores and mass merchants, have begun to compete directly with convenience stores, particularly in the sale of motor fuel and their market share is expected to grow. Increased competition or new entrants to the industry could result in reduction of our gross margins. Additionally, a large number of our convenience stores are located in Kentucky, making our convenience store business particularly vulnerable to changes in economic conditions in Kentucky.

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

        We are currently involved in litigation which is expensive and which may have adverse consequences to us. If these litigation matters or new litigation matters continue for extended periods or if they result in judgments adverse to us, our profits may decline or we may experience losses. We are named as a defendant in one lawsuit brought under U.S. federal antitrust laws that we have recently agreed to settle. This settlement is subject to court approval and other conditions, and if it is not completed and we were to be found liable for the claims made in the lawsuit, actual damages would be trebled and we would be subject to joint and several liability among the defendants, which could significantly magnify the effect of any adverse judgment. In our experience, the risk of litigation is greater in certain jurisdictions, such as the State of California. We have significant operations in the State of California and have in the past been, and may in the future be, party to employee and other litigation in that state or elsewhere. Although to date our litigation matters in the State of California have not resulted in settlements or judgments against us which have had a material adverse effect on our business, there can be no assurance that pending or future litigation in that jurisdiction or elsewhere would not have such an effect on us. We have defended, and will continue to defend, vigorously against litigation challenges. However, we or our subsidiaries may enter into settlement discussions in particular cases if we believe it is in our best interests to do so. Settlement of, or failure to successfully defend, litigation could result in liability that could have a material adverse effect on our results of operations, financial condition and cash flows. For additional information about material pending legal proceedings see Item 3, "Legal Proceedings", elsewhere in this Annual Report.

Our labor costs may significantly increase as a result of healthcare regulatory initiatives.

        The adoption of the Patient Protection and Affordable Care Act and the related reconciliation measure, the Health Care and Education Reconciliation Act of 2010, and the regulations resulting from such legislation may significantly increase the costs of providing health care to our employees. Due to the complexity of the legislation and the uncertain timing and content of the related regulations, we are unable to predict the amount and timing of any such increased costs, but the cost may be material. In addition, it is likely that we will incur additional administrative costs to comply with certain provisions of this legislation. Because many of the rules and regulations continue to be defined, we are unable to predict the amount of these costs to comply with various provisions of this legislation. However, changes to our employee healthcare costs could have a significant, adverse impact on our business and results of operations.

Our franchisees may become unable to pay our rents, franchise royalties and other amounts due to us and we have limited control of our franchisees.

        Five travel centers that we lease from HPT are subleased to franchisees. A failure by our franchisees to pay rents to us would not affect our minimum rent payable to HPT. As of December 31, 2013, an additional 25 travel centers not owned by us or HPT are operated by franchisees. For the year ended December 31, 2013, the rent, franchise royalty and other revenue generated from all of our franchisee relationships was $12.7 million. We believe the difficult business conditions that have affected the travel centers that we operate during and since the recent U.S. recession, including the effects of U.S. economic conditions and high and volatile fuel commodity prices, have also adversely affected our franchisees and may make it difficult for our franchisees to pay the rent, franchise royalties and other amounts due to us. In addition, our sublease and franchise agreements with our franchisees are subject to periodic renewal by us or the franchisee. Also, various laws and our existing franchise agreements limit the control we may exercise over our franchisees' business activities. A failure by our franchisees to pay rent, franchise royalties and other amounts due to us, or the termination or non-renewal of a significant number of our franchise agreements, may cause our profits to decline.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of information technology could harm our business.

        We rely on information technology networks and systems including the Internet, or IT systems, to process, transmit and store electronic information, including financial records and personal identifying information such as employee and payroll data and workforce scheduling information, and to manage or support a variety of business processes, including our supply chain, retail sales, credit card payments and authorizations, financial transactions, banking and numerous other processes and transactions. We purchase some of the IT systems we use from vendors on whom our IT systems materially depend. We rely on commercially available and proprietary IT systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and credit information. In addition, the IT systems we use for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put payment card data at risk; and some of these IT systems are determined and controlled by the payment card suppliers and not by us. Although we have taken steps to protect and maintain the security of the IT systems we use and the data maintained in them, it is possible that our security measures will not prevent the improper functioning of or damage to the IT systems we use, or the improper access to such IT systems or disclosure of personally identifiable information, such as in the event of a cyber attack. Security breaches, including physical or electronic break ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any compromise or breach of our IT systems could cause material interruptions in our operations, damage our reputation, subject us to material liability claims or regulatory penalties, reduce our customers' willingness to conduct business with us and could have a material adverse effect on our business, financial condition and results of operations. Further, the failure of the IT systems we use to operate effectively, or problems we may experience with maintaining the IT systems we currently use or transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems.

Our sales could be harmed if we or our suppliers, franchisors, licensors or franchisees become associated with negative publicity.

        We operate our travel centers nationwide and operate convenience stores under a small number of brand names. We sell branded gasoline at most of our locations and many of our locations have QSRs operating under brands we do not own. In addition, we resell numerous other products we obtain from third parties. If the companies or brands associated with our products and offerings become associated with negative publicity, our customers may avoid purchasing these products and offerings, including at our locations, and may avoid visiting our locations because of our association with the particular company or brand. As noted elsewhere in this Annual Report, the control we may exercise over our franchisees is limited. Negative publicity or reputational damage relating to any of our franchisees may be imputed to our entire company and business. If we were to experience these or other instances of negative publicity or reputational damage, our sales and results of operations may be harmed.

Privatization of toll roads or of rest areas may negatively affect our business.

        Some states have privatized their toll roads that are part of the interstate highway system. We believe it is likely that tolls will increase on privatized highways. In addition, some states may increase tolls for their own account. If tolls are introduced or increased on highways in the proximity of our locations, our business at those travel centers may decline because truckers and motorists may seek alternative routes. Similarly, some states have privatized or are considering privatizing their publicly owned highway rest areas. If publicly owned rest areas along highways are privatized and converted to travel centers in the proximity of some of our locations, our business at those locations may decline and we may experience losses.

We may be unable to utilize our net operating loss carryforwards.

        Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes limitations on the ability of a company taxable as a corporation that undergoes an "ownership change", as defined by the Code, to use its net operating loss carryforwards and certain other tax benefits and deductions to reduce its tax liability. As a result of certain trading in our shares during 2007, we experienced an ownership change. Consequently, we may be unable to use our net operating loss generated in 2007 to offset any future taxable income we may generate. If we experience additional ownership changes, our net operating losses and tax credit carryforwards generated after 2007 could be subject to limitations on usage and the existence of a net unrecognized built-in loss at the time of an ownership change could limit our future tax deductions for a five year period after the ownership change. In 2009, our bylaws were amended to impose certain restrictions on the transfer of our shares in order to help us preserve the tax treatment of our net operating losses and other tax benefits (see below for a discussion of the risks related to our ownership limitations under the heading "Risks arising from certain relationships of ours and our organization and structure").

If we fail to maintain effective internal control over financial reporting our financial reporting could be inaccurate.

        Internal control systems are intended to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. We concluded that our internal controls over financial reporting were not effective as of December 31, 2013. As described in Item 9A of this Annual Report, during 2013 we identified certain deficiencies in our internal control over financial reporting with respect to income taxes, a lack of sufficient accounting department personnel and our financial statement close process. We cannot assure you that our actions will be completely effective or that we will not discover other material weaknesses in our controls. If we fail to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, our business and financial condition could be harmed, investors may lose confidence in our reported financial information and the market price of our common shares or other securities may decline.

Risks arising from certain relationships of ours and our organization and structure

Our business is subject to possible conflicts of interest with HPT and RMR.

        Our business is subject to possible conflicts of interest, as follows:

  •
  We have five Directors: one of whom, Barry M. Portnoy, also is a managing trustee of HPT, and Chairman, the majority owner and an employee of RMR; one of whom, Arthur G. Koumantzelis, is a former trustee of HPT from prior to when we became a separate public company; one of whom, Lisa Harris Jones, is a member of a law firm that previously had provided professional services to RMR; and one of whom, Thomas M. O'Brien, is a former executive officer of HPT from prior to when we became a separate public company. Further, Mr. Portnoy and two of our Independent Directors are members of the boards of trustees or boards of directors of other companies to which RMR or its affiliates provides management services.

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

        We believe that our historical and ongoing business dealings with HPT and RMR have benefited us and that, despite the foregoing possible conflicts of interest, the transactions we have entered with HPT and RMR since the HPT Transaction have been commercially reasonable and not less favorable than otherwise available to us. Nonetheless, in the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident shareholder director nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with HPT, RMR, Affiliates Insurance Company, or AIC, an

Indiana insurance company, the other businesses and entities to which RMR provides management services, Barry Portnoy and other related parties of RMR may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention even if the action is unfounded.

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

Ownership limitations and certain other provisions in our limited liability company agreement, bylaws and certain material agreements may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

        Our limited liability company agreement, or our LLC agreement, and bylaws contain separate provisions which prohibit any shareholder from owning more than 9.8% and 5% of the number or value of any class or series of our outstanding shares. The 9.8% ownership limitation in our LLC agreement is consistent with our contractual obligations with HPT to not take actions that may conflict with HPT's status as a REIT under the Internal Revenue Code. The 5% ownership limitation in our bylaws is intended to help us preserve the tax treatment of our tax credit carryforwards, net operating losses and other tax benefits. We also believe these provisions promote good orderly governance. These provisions inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in our control or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our LLC agreement and bylaws may have a similar impact, including, for example, provisions relating to:

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

  •
  a 75% shareholders' vote requirement for shareholder nominations and other proposals that are not approved by our Board of Directors;

  •
  our election to be governed by Section 203 of the Delaware General Corporation Law, which would prohibit us from engaging in a business combination with an interested shareholder, generally a person that together with its affiliates owns or within the last three years has owned 15% of our voting shares, for a period of three years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner;

  •
  requirements that shareholders comply with regulatory requirements (including Louisiana, Montana and Nevada gaming and Indiana insurance licensing requirements) affecting us which could effectively limit share ownership of us, including in some cases, to 5% of our outstanding shares; and

  •
  requirements that any person nominated to be a Director comply with any clearance and pre-clearance requirements of state gaming or insurance licensing laws applicable to our business.

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

        Our LLC agreement also generally requires us to indemnify, to the fullest extent permitted by law, our present and former Directors and officers, HPT, RMR, and the respective directors and officers of HPT and RMR for losses they may incur arising from claims or actions in which any of them may be involved in connection with any act or omission by such person or entity in good faith on behalf of or with respect to us. We also have similar obligations to our Directors and officers under individual indemnification agreements with such persons. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Directors and officers, HPT, RMR, and the respective directors and officers of HPT and RMR without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Directors and officers, HPT, RMR, and the respective directors and officers of HPT and RMR than might otherwise exist absent the provisions in our LLC agreement and our indemnification agreements or that might exist with other companies, which could limit our shareholders' recourse in the event of actions not in our shareholders' best interest.

Disputes with HPT and RMR and shareholder litigation against us or our Directors and officers may be referred to binding arbitration proceedings.

        Our contracts with HPT and RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our LLC agreement and bylaws provide that actions by our shareholders against us or against our Directors and officers, including derivative and class actions, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against HPT, RMR or our Directors and officers if the disputes were referred to arbitration. In addition, the ability to collect attorney's fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may experience losses from our business dealings with AIC.

        As of May 9, 2014, we have invested approximately $6.1 million in AIC, we have purchased substantially all of our property insurance in a program designed and reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. As of May 9, 2014, we, RMR and five other companies to which RMR provides management services each own 14.3% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may be insufficiently capitalized. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

The licenses, permits and related approvals for our operations may restrict our ownership or prevent or delay any change of control of us.

        We have locations in Louisiana, Montana and Nevada which include gaming operations. As a result, we and our subsidiaries involved in these operations are subject to gaming regulations in those states. Under state gaming regulations, which can vary by jurisdiction:

  •
  shareholders whose ownership of our securities exceeds certain thresholds may be required to report their holdings to and to be licensed, found suitable or approved by the relevant state gaming authorities,

  •
  persons seeking to acquire control over us or over the operation of our gaming license are subject to prior investigation by and approval from the relevant gaming authorities,

  •
  persons who wish to serve as one of our Directors or officers may be required to be approved, found suitable and in some cases licensed, by the relevant state gaming authorities, and

  •
  the relevant state gaming authorities may limit our involvement with or ownership of securities by persons they determine to be unsuitable.

        As an owner of AIC, we are licensed and approved as an insurance holding company; and any shareholder who owns or controls 10% or more of our securities or anyone who wishes to solicit proxies for election of, or to serve as, one of our Directors or for another proposal of business not approved by our Board of Directors may be required to receive pre-clearance from the relevant insurance regulators.

        The gaming and insurance regulations to which we are subject may discourage or prevent investors from nominating persons to serve as our Directors, from purchasing our securities, from attempting to acquire control of us or otherwise implementing changes that they consider beneficial.

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

Our securities are subject to delisting from the New York Stock Exchange, or NYSE, as a result of our inability to timely file our Quarterly Report on Form 10-Q for the period ended March 31, 2014 with the SEC.

        On May 13, 2014, we filed a Form 12b-25 indicating that as a result of the delay in completing this Annual Report, we were also unable to file our First Quarter 10-Q within the time period prescribed by the Exchange Act. While we are working to file the First Quarter 10-Q as soon as possible, there can be no assurance that we will do so in time to regain compliance with the relevant NYSE listing standards. Failure to regain compliance with the relevant NYSE listing standards could result in our securities being delisted.

        If the NYSE determines to delist our securities, the delisting could decrease trading in our securities substantially, affect adversely the market liquidity of our securities, decrease the trading price of our securities, increase the volatility of our common stock price, decrease analyst coverage of our securities, decrease investor demand and information available concerning trading prices and volume of our securities and make it more difficult for investors to buy or sell our securities. Delisting could also harm our ability to obtain additional financing on acceptable terms.

Because we do not pay dividends, shareholders will benefit from an investment in our common shares only if our common shares appreciate in value.

        We have never declared or paid any cash dividends on our common shares. For the foreseeable future, it is expected that any earnings generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of our common shares. In addition, our credit facility and rent deferral agreement with HPT generally restrict our ability to declare or pay dividends. Our lease agreements and our credit facility also generally restrict or prohibit us from repurchasing our shares. As a result, the success of an investment in our common shares will depend upon a future increase in the trading value of our common shares. There is no guarantee that our common shares will appreciate in value.

If securities or industry analysts do not publish research, or if they publish unfavorable research, about us, our share price and trading volume would likely decline.

        The trading market for our common shares may be influenced by research and reports, or lack thereof, that industry or securities analysts publish about us, our business or our market. Currently, the number of analyst reports about us is limited. If no additional analysts publish research about us, the trading price and volume of our common shares could decline. If analysts publish research about us that is unfavorable or if analysts who publish research about us now or in the future cease to publish such research regularly our share price and trading volume may decline.

Additional future sales of a significant amount of our shares could cause our share price to decline.

        Future sales of substantial amounts of our common shares by our shareholders in the public market, or the perception that these sales could occur, may cause the market price of our common shares to decline. As of December 31, 2013, HPT, our former parent company, owned 3,420,000 of our outstanding common shares, representing approximately 9.1% of our outstanding common shares at such date. Additionally, we grant restricted share awards which vest over a period of years to our employees, officers, Directors and others under our share award plan. As those shares vest, the recipients of those restricted share awards may seek to sell those shares in the public market. Increased sales of our common shares by HPT, our employees, officers, Directors or others could cause our share price to decline or make it more difficult for us to sell equity or equity related securities in the future.

        Additionally, from time to time without seeking shareholder approval, we may issue additional common shares, preferred shares and other securities. We may file future shelf registration statements with the SEC that we may use to sell common shares, preferred shares and other securities from time to time in connection with acquisitions or otherwise. Such securities could entitle their holders to greater voting rights or preferences to our common shares, including, without limitation, as to dividends and liquidation rights. To the extent that we are able to grow through acquisitions and are able to pay for such acquisitions with our common shares or other securities convertible into our common shares, the number of outstanding common shares that will be eligible for sale in the future is likely to increase substantially. Persons receiving our shares in connection with these acquisitions may be more likely to sell large quantities of their shares, which may influence the price of our common shares. In addition, the issuance or potential issuance of additional common shares could reduce demand for our common shares or adversely affect the market price for our common shares. To the extent we issue substantial additional common shares or other equity securities, the ownership of our existing shareholders would be diluted and our earnings per share could be reduced.

The indenture under which the Senior Notes were issued does not contain financial covenants and does not limit the amount of indebtedness that we may incur.

        The indenture under which the Senior Notes were issued contains no financial covenants or other provisions that would afford the holders of the Senior Notes any substantial protection in the event we participate in a material transaction. In addition, the indenture does not limit the amount of indebtedness we may incur or our ability to pay dividends, make distributions or repurchase our common shares. As a result, noteholders are not protected under the indenture in the event of a highly leveraged transaction, reorganization, change of control, restructuring, sale of significant amount of assets, merger or similar transaction that may adversely affect them.

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

        Our credit facility is secured by substantially all of the personal property of the borrowers and the guarantors, including a first-priority security interest in 100% of the equity interests of the borrowers and each of their domestic majority owned subsidiaries, 65% of the equity interests of each of the borrowers' foreign majority owned subsidiaries, and all intercompany debt. The amount available to us under our credit facility is determined by reference to a borrowing base calculated based on eligible collateral. At December 31, 2013, this borrowing base calculation provided a total of $130.8 million available for loans and letters of credit under the credit facility. At December 31, 2013, there were no loans outstanding under the credit facility but we had outstanding $44.9 million of letters of credit issued under that facility securing certain purchases, insurance, fuel taxes and other trade obligations.

Further, the terms of the Senior Notes permit us to incur additional secured indebtedness. The Senior Notes will be effectively subordinated to any such additional secured indebtedness.

An active trading market for the Senior Notes may not be maintained or be liquid.

        We can give no assurances concerning the liquidity of the market for the Senior Notes, the ability of any investor to sell the Senior Notes, or the price at which investors would be able to sell them. The market for the Senior Notes may not continue or it may not be sufficiently liquid to allow holders to resell any of the Senior Notes. Consequently, investors may not be able to liquidate their investment readily, and lenders may not readily accept the Senior Notes as collateral for loans.

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

        We are the sole obligor on the Senior Notes. We derive all of our revenue and cash flow from our subsidiaries and our ability to service our debt, including the Senior Notes, is substantially dependent upon the earnings of our subsidiaries and their ability to make cash available to us. In addition, most of our contractual and other obligations are obligations of our subsidiaries and thus structurally senior to our obligations on the Senior Notes. None of our subsidiaries guarantee the Senior Notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Senior Notes, or to make any funds available therefore, whether by dividend, distribution, loan or other payments, and the rights of holders of Senior Notes to benefits from any of the assets of our subsidiaries are structurally subordinated to the claims of our subsidiaries' creditors and any preferred equity holders. As a result, the Senior Notes are structurally subordinated to the prior payment and satisfaction of all of the existing and future debts, liabilities and obligations, including payment obligations under the HPT lease agreements, trade payables and any preferred equity, of our subsidiaries. Any future subsidiary debt or obligation, whether or not secured, or any preferred equity of our subsidiaries will have priority over the Senior Notes. As of December 31, 2013, our subsidiaries had total indebtedness of $44.9 million, consisting solely of letters of credit outstanding under our credit facility under which our subsidiaries are either co-borrowers or guarantors. As of December 31, 2013, our subsidiaries also had deferred rent obligations of $150 million, which are structurally senior to the Senior Notes, and substantial ongoing obligations under our leases. Our deferred rent is due in two installments, $107.1 million will be due and payable on December 31, 2022, and $42.9 million will be due and payable on June 30, 2024.

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

        As of December 31, 2013, our travel center business consisted of 247 travel centers, 184 of which were leased from HPT, 33 of which we owned, three of which were owned by parties other than HPT and leased to or managed by us, 25 of which were owned, or leased from others, by our franchisees and two of which we operated for a joint venture in which we own a minority interest. We operated 217 of these travel centers and our franchisees operated 30 of these travel centers. We own seven parcels of undeveloped land suitable for developing travel centers, and two parcels of land that previously included travel centers, and many of our operating travel centers are located on land parcels which are not fully developed; we may decide to build additional travel centers or other facilities on these parcels in the future.

        As of December 31, 2013, our convenience store business consisted of 34 convenience stores, 27 of which we owned, one of which was leased from HPT, four of which were leased from others and two of which we operated for a joint venture in which we own a minority interest.

        The table below summarizes by state information as of December 31, 2013, regarding branding and ownership of the properties we operate. Similar information for the locations our franchisees operate is included under the heading "Relationships with Franchisees" in Item 1 of this Annual Report. To be updated for number and ownership of convenience stores.

	Brand Affiliation(1)					Ownership of Sites by:(1)
	TA(3)	Petro	Minit Mart	Other Brands	Total	TA(3)	HPT	Joint Venture	Others(2)
Alabama	2	3	—	—	5	2	3	—	—
Arizona	5	2	—	—	7	1	6	—	—
Arkansas	2	2	—	—	4	—	4	—	—
California	9	6	—	—	15	2	9	4	—
Colorado	3	—	—	—	3	—	3	—	—
Connecticut	3	—	—	—	3	—	3	—	—
Florida	6	1	—	—	7	—	7	—	—
Georgia	6	3	—	—	9	1	8	—	—
Idaho	1	—	—	—	1	—	1	—	—
Illinois	7	2	—	—	9	2	7	—	—
Indiana	7	6	—	1	14	7	7	—	—
Iowa	2	—	—	—	2	1	1	—	—
Kansas	1	1	—	—	2	2	—	—	—
Kentucky	2	2	28	—	32	25	3	—	4
Louisiana	4	3	—	—	7	1	6	—	—
Maryland	3	—	—	—	3	—	3	—	—
Michigan	6	—	—	—	6	2	4	—	—
Minnesota	1	—	—	—	1	—	1	—	—
Mississippi	1	1	—	—	2	—	1	—	1
Missouri	4	1	—	—	5	—	5	—	—
Nebraska	2	1	—	—	3	—	3	—	—
Nevada	3	3	—	—	6	1	5	—	—
New Hampshire	1	—	—	—	1	—	1	—	—
New Jersey	3	1	—	—	4	—	4	—	—
New Mexico	5	2	—	—	7	—	6	—	1
New York	5	1	—	—	6	—	6	—	—
North Carolina	3	1	—	—	4	1	3	—	—
Ohio	9	4	—	1	14	—	14	—	—
Oklahoma	3	1	—	—	4	—	4	—	—
Oregon	2	1	—	—	3	—	3	—	—
Pennsylvania	8	2	—	—	10	1	9	—	—
Rhode Island	1	—	—	—	1	1	—	—	—
South Carolina	3	1	—	—	4	1	2	—	1
Tennessee	6	2	3	—	11	4	7	—	—
Texas	11	8	—	—	19	4	15	—	—
Utah	2	—	—	—	2	—	2	—	—
Virginia	4	—	—	—	4	—	4	—	—
Washington	1	1	—	—	2	—	2	—	—
West Virginia	2	—	—	—	2	—	2	—	—
Wisconsin	2	—	—	—	2	—	2	—	—
Wyoming	3	1	—	—	4	—	4	—	—
Ontario, Canada	1	—	—	—	1	1	—	—	—

Total	155	63	31	2	251	60	180	4	7

(1)
Includes only properties we operate and excludes properties operated by franchisees.

(2)
We lease these properties from, or manage these properties for, parties other than HPT.

(3)
During January 2014 we acquired one property in Montana.

Item 3.    Legal Proceedings

        The disclosure under the heading "Legal Proceedings" in Note 18 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Market information.    Since April 1, 2013, our common shares have been traded on the NYSE, under the symbol "TA". Prior to that, our common shares traded on what is now known as the NYSE MKT since 2007. Set forth below, for the periods indicated, are the high and low sales prices for our common shares as reported on the NYSE and the NYSE MKT, as applicable:

2013	High	Low
First Quarter	$9.82	$4.75
Second Quarter	$12.50	$9.35
Third Quarter	$12.25	$7.35
Fourth Quarter	$11.17	$7.01

2012	High	Low
First Quarter	$6.84	$4.29
Second Quarter	$6.74	$4.21
Third Quarter	$5.84	$4.67
Fourth Quarter	$5.47	$4.18

        The closing price of our common shares on the NYSE on June 4, 2014, was $8.07 per share.

        Holders.    As of May 15, 2014, there were 794 shareholders of record of our common shares.

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

        Recent sales of unregistered securities.    There were no sales of our unregistered securities by us during the fourth quarter of 2013.

Item 6.    Selected Financial Data

        The following table presents selected historical financial information for each of the last five fiscal years. The information set forth below with respect to fiscal years 2013, 2012 and 2011 was derived from, and should be read in conjunction with, the audited consolidated financial statements included elsewhere in this Annual Report. The information set forth below with respect to fiscal years 2010 and 2009 was derived from, and should be read in conjunction with, the audited consolidated financial statements included in our 2010 Annual Report on Form 10-K. However, certain statement of income and comprehensive income data and balance sheet data presented in the following table for the years ended December 31, 2010 and 2009, were revised from originally reported financial data, as described in our 2011 Annual Report on Form 10-K. The following information should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

	Years Ended December 31,
(dollars and gallons in thousands, except per share data)	2013	2012	2011	2010	2009
Statement of Operations and Comprehensive Income (Loss) Data:
Revenues:
Fuel	$6,481,252	$6,636,297	$6,603,329	$4,790,659	$3,588,682
Nonfuel	1,450,792	1,344,755	1,271,085	1,158,343	1,097,279
Rent and royalties from franchisees	12,687	14,672	14,443	13,479	13,859

Total revenues	7,944,731	7,995,724	7,888,857	5,962,481	4,699,820
Income (loss) from operations	21,190	41,470	32,400	(42,034)	(80,994)
Net income (loss)	31,623	32,198	23,574	(66,690)	(95,085)
Income (loss) per common share:
Basic and diluted	$1.06	$1.12	$0.98	$(3.84)	$(5.70)
Balance Sheet Data (end of period):
Total assets	$1,257,282	$1,029,719	$1,016,531	$891,092	$877,610
Sale-leaseback financing obligation, noncurrent portion(1)	83,762	82,195	97,765	99,960	102,006
Deferred rent obligation(2)	150,000	150,000	150,000	150,000	90,000
Senior Notes due 2028	110,000	—	—	—	—
Other Operating Data:
Total fuel sold (gallons)(3)	2,034,929	2,039,960	2,087,416	2,036,756	1,933,358
Number of sites (end of period):
Company operated travel centers(4)	217	206	192	186	186
Company operated convenience stores	34	4	4	4	4
Franchisee operated travel centers	5	6	10	10	10
Franchisee owned and operated travel centers	25	29	33	30	35

Total locations	281	245	239	230	235

Notes to Selected Financial Data

(1)
Accounting for the HPT Transaction under GAAP required us to recognize in our consolidated balance sheets the leased assets at thirteen of the properties previously owned by our predecessor that we now lease from HPT because more than a minor portion of those properties was subleased to third parties, and one property did not qualify for operating lease treatment for other reasons. A portion of the total rent payments to HPT is recognized as a reduction of the sale-leaseback financing obligation and a portion is recognized as interest expense in our consolidated statement of income and comprehensive income. See Note 17 in Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for discussion of our sale-leaseback financing obligation.

(2)
The deferred rent obligation will be due and payable $107,085 in December 2022 and $42,915 in June 2024, and the obligation does not bear interest unless certain events provided in the Amendment Agreement occur.

(3)
Includes all fuel we sold, both at our retail locations and also on a wholesale basis including to certain of our franchisees and a joint venture in which we own a minority interest but excludes the retail fuel sales at travel centers operated by our franchisees.

(4)
In 2013, the number of company operated travel centers was revised for 2009 through 2012 because we counted separately convenience stores that had previously been considered ancillary operations to nearby travel centers.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

Overview

        The following discussion should be read in conjunction with the financial statements included elsewhere in this Annual Report.

        Our revenues and income are subject to potentially material changes as a result of the market prices and availability of fuel. These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment. Over the past few years there has been significant volatility in the cost of fuel. Fuel prices increased during the first quarter of 2011 and were volatile for the remaining portion of the year as a result of, among other reasons, concerns the U.S. and global economies were sliding into another recession. During the first half of 2012, prices generally decreased due to continued global economic concerns, including economic conditions in Europe. However, during the third quarter of 2012 fuel prices generally rose due to tensions in the Middle East and economic stimulus programs in Europe and elsewhere. During the fourth quarter of 2012, fuel prices declined and at the end of 2012 were near the prices we experienced at the end of 2011. During the first quarter of 2013, prices generally declined and were at a lower level than the prices experienced during the first quarter of 2012. During the second quarter of 2013, fuel prices again rose and at the end of the second quarter of 2013 approximated the prices we experienced at the end of the second quarter of 2012. Then, during the third quarter of 2013, fuel prices again rose, but were generally at a lower level than the prices experienced during the third quarter of 2012. During the fourth quarter of 2013, fuel prices again rose and at the end of 2013, fuel prices approximated those experienced at the end of 2012. Recent gains in fuel supplies and sources within the United States and Canada have helped to maintain relative market price stability, but as export markets and capabilities increase for fuel that price stabilization factor may be less effective. We expect that changes in our costs for fuel products can largely be passed on to our customers, but often there are delays in passing on price changes that can affect our fuel gross margins. Although other factors have an effect, during periods of rising fuel commodity prices fuel gross margins per gallon tend to be lower than they otherwise may have been and during periods of falling fuel commodity prices fuel gross margins per gallon tend to increase. Also, fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements. We expect that the fuel markets will continue to be volatile for the foreseeable future. For more information about fuel market risks that may affect us and our actions to mitigate those risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" elsewhere in this Annual Report.

        We believe that recent U.S. economic data has been mixed, though generally positive, and the strength and sustainability of any economic expansion is uncertain. The condition of the U.S. economy generally, and the financial condition and activity of the trucking industry in the U.S. specifically, impacted our financial results during 2011 through 2013, and we expect that they will continue to impact our financial results in future periods. The trucking industry is the primary customer for our goods and services. Freight and trucking demand in the U.S. historically generally reflects the level of commercial activity in the U.S. economy. During the period from 2011 through 2013, the U.S. economy slowly improved and the financial condition and activity level in the trucking industry similarly slowly improved; however, these improvements appear to be uneven and may not affect all market participants equally. Further, recent improvements in U.S. export activity have been driven in large part by increased sales of natural resources, such as oil and gas, and by other products that typically are not transported by trucks; and, accordingly, such increased export activity has not resulted in proportional increases in trucking activity within the U.S. We believe that during 2013, demand for fuel by trucking companies was negatively affected as compared to the prior year by the new regulatory hours of service rules for truck drivers, which went into effect in July 2013, and the driver shortage plaguing the trucking industry as these factors increase trucking company costs and lead trucking companies to focus on fuel efficiency and shippers to divert some business away from trucking. Technological innovations and other regulatory changes permitting and requiring improved fuel efficiency of motor vehicle engines and other fuel conservation practices employed by trucking companies have accelerated and continue to reduce demand for diesel fuel, including by reducing the amount of diesel fuel required to drive a given amount of trucking miles.

        In part as a result of the aforesaid factors, our nonfuel revenues in 2013 increased on a same site basis over the prior year, but fuel sales volumes on a same site basis for 2013 declined compared to the prior year. Also, during the second and third quarters of 2013, TA's primary competitors engaged in aggressive sales efforts presumably to maintain and grow market share, which negatively impacted our fuel sales volume and fuel gross margin per gallon during this time period. These aggressive sales efforts by our competitors abated somewhat in the third and fourth quarters as compared to the second quarter. Despite the year over year declines in fuel sales volumes, our fuel gross margins per gallon for 2013 increased slightly on a same site basis over the prior year. We believe this trend primarily is attributable to our continued focus on managing our fuel pricing to balance sales volume and profitability considerations.

        Our net income for the year ended December 31, 2013, was favorably impacted by a $26,618 benefit for income taxes that primarily resulted from the reversal during the 2013 fourth quarter of the valuation allowance we historically had maintained with respect to certain deferred tax assets; increased site level profitability from the travel centers we have had in our business since before 2011; and increased profitability earned at the properties we have acquired since the beginning of 2011. These favorable factors were partially offset by the $10,000 charge to expense in December 2013 in connection with a litigation settlement; the increases in depreciation and amortization expense attributable to the property acquisitions and other capital investments we made during 2012 and 2013; and the acquisition and financing costs related to our property acquisitions.

        Since the beginning of 2011, we have invested or expect to invest $325,647 to acquire and improve 30 travel centers and 31 gasoline/convenience stores. While the costs of ownership are reflected in our results for the periods since each acquisition, we believe the returns from these acquired properties are not yet fully reflected in our results of operations. We believe that the improvements we have made and plan to make at the travel centers may continue to improve the financial results at these locations. Typical improvements we make at acquired travel centers include adding truck repair facilities and QSRs, paving parking lots, replacing outdated fuel dispensers, installing diesel exhaust fluid dispensing systems, changing signage, installing point of sale and other IT systems and general building upgrades. The improvements to travel center properties we acquire are often substantial and require a long period of time to plan, design, permit and complete, and after completed then require a period of time to produce stabilized financial results and become part of our customers' networks. We estimate that the travel centers we acquire generally will reach financial stabilization in approximately the third year after acquisition, but the actual result can vary widely from this estimate due to many factors.

        We acquired 31 gasoline/convenience store properties for $67,922 on December 16, 2013. These convenience stores are high volume fuel locations with larger interior space for merchandise and food offerings than typical convenience stores and appear to have limited need for near term capital investment. In addition, we do not expect these convenience stores to require a lengthy period to achieve stabilized financial results. Nearly all of our existing travel centers currently offer gasoline for motorists, and most of these convenience stores' customer offerings are similar to certain of the products and food services available at our travel centers. Accordingly, we currently expect we may be able to realize synergies in purchasing and merchandising customer offerings at these convenience stores which may make the financial results, relative to the acquisition cost, similar to that expected for travel center acquisitions.

        The table below shows the number of properties we acquired by year, the amounts we have invested or currently expect to invest through and as of December 31, 2013, in these properties.

	Site Count	Cash Acquisition Cost(1)	Renovation Cost Incurred Through December 31, 2013	Estimated Renovation Cost to be Spent
Properties acquired in 2011	6	$36,333	$47,731	$—
Properties acquired in 2012	14	46,910	32,513	—
Properties acquired in 2013(2)	41	111,602	17,203	33,355

Total	61	$194,845	$97,447	$33,355

(1)
Includes only cash amounts paid that were recorded as property and equipment or intangible assets. Excludes working capital assets and asset retirement obligation assets.

(2)
Includes 31 convenience stores acquired in December 2013.

        The operations at many of the 61 properties acquired during the three years ended December 31, 2013, have not yet reached the stabilized levels we currently expect. As of December 31, 2013, the travel centers we have acquired since the beginning of 2011 have been owned by us for an average of 17 months, with the planned renovations completed at only 23 of these properties for an average of 14 months. The 31 convenience stores we acquired on December 16, 2013, do not require significant renovations. The table below shows the gross revenues in excess of cost of goods sold and site level operating expenses for the properties we began to operate for our own account since the beginning of 2011, whether by way of acquisition from franchisees or others or takeover of operations upon termination of a franchisee sublease, from the beginning of the period shown (or the date we began to operate such property for our own account, if later). Because sites were acquired at various dates during the periods presented, these amounts are intended to indicate directional trends only.

	Revenues in Excess of Cost of Goods Sold and Site Level Operating Expenses
	Three Months Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
Properties acquired in 2011 (6 sites)	$3,171	$1,130	$9,437	$5,260
Properties acquired in 2012 (14 sites)	3,833	555	14,100	643
Properties acquired in 2013 (41 sites)(1)	1,254	—	2,941	—

Total	$8,258	$1,685	$26,478	$5,903

(1)
Includes 31 convenience stores acquired in December 2013.

        The amounts presented in the above table are the gross amounts recognized during the periods presented. Certain of the travel centers we have acquired were franchises of ours from whom we generated revenues and incurred costs prior to our acquiring the site. The rent, royalties and fuel revenues in excess of the related cost of goods sold and site level operating expenses we recognized during the twelve month period prior to each of our acquisitions of travel centers previously operated by our franchisees for the properties acquired in 2011, 2012 and 2013, were $194, $3,705 and $1,417, respectively.

        On January 2, 2013, the American Taxpayer Relief Act of 2012 became law. The law included the reinstatement, retroactive to January 1, 2012, of the "Blender's Credit for Biodiesel and Renewable

Diesel". This tax credit had previously expired on December 31, 2011, and, accordingly, we did not recognize any benefit directly related to these tax credits in our 2012 operating results, although, in the absence of the tax credits, market dynamics tend to adjust prices to compensate somewhat for the value of the lost tax credits. The reinstatement of this credit entitled us to receive in 2013 approximately $3,887 of refunds related to certain fuel purchases made during 2012. We recognized this amount, net of our estimate of uncollectible amounts, in our operating results for 2013. Under the new law, the credit expired on December 31, 2013, and we reflected any benefit from it in our operating results as we purchased qualifying fuel during 2013. Congress did not extend this tax credit before the end of 2013 or since; consequently, to date during 2014 we have not received rebates as a result of this tax credit for any fuel purchases we have made during 2014. We do not expect that this situation will have a significant effect on our 2014 fuel gross margin because of the expected market pricing dynamics that take the lack of the tax credit into account, but our fuel gross margin may be negatively affected to some extent.

        There can be no assurance that industry conditions will not deteriorate or that any one or more of the risks identified under the sections "Risk Factors," "Warning Concerning Forward Looking Statements" or elsewhere in our Annual Report; or some other unidentified risk will not manifest itself in a manner which is material and adverse to our results of operations, cash flow or financial position.

Summary of Site Counts

        The changes in the number of our sites and in their method of operation (company operated, franchisee leased and operated or franchisee owned and operated) can be significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our business during the past three years:

	Company Operated Travel Centers(1)	Franchisee Operated Travel Centers	Franchisee Owned and Operated Travel Centers	Total Travel Centers(1)	Company Operated Convenience Stores(2)	Total Sites
Number of sites at December 31, 2010(3)	186	10	30	226	4	230
2011 Activity:
Acquired sites	6	—	(1)	5	—	5
New franchised travel centers	—	—	4	4	—	4

Number of sites at December 31, 2011(3)	192	10	33	235	4	239
2012 Activity:
Acquired sites	6	—	—	6	—	6
Acquisition of franchised travel centers	8	(4)	(4)	—	—	—

Number of sites at December 31, 2012(3)	206	6	29	241	4	245
2013 Activity:
Acquired sites	6	—	—	6	31	37
Acquisition of franchised travel centers	4	(1)	(3)	—	—	—
Conversion of convenience store to travel center	1	—	—	1	(1)	—
Terminated franchised travel centers	—	—	(1)	(1)	—	(1)

Number of sites at December 31, 2013	217	5	25	247	34	281

(1)
Includes at each period presented two travel centers we operate that are owned by a joint venture in which we own a minority interest.

(2)
Includes at each period presented two convenience stores we operate that are owned by a joint venture in which we own a minority interest.

(3)
The number of sites presented as of December 31, 2010, 2011 and 2012, was revised in order to reflect as separate locations two convenience stores we operated as of each of these dates; we previously considered these convenience stores to be ancillary operations to our nearby travel centers and did not count separately.

        In January 2014, we acquired an additional travel center that we now operate. We currently intend to continue to selectively acquire additional travel centers and convenience stores and to otherwise expand our business.

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

Results of Operations (dollars and gallons in thousands)

Year ended December 31, 2013 compared to December 31, 2012

        The following table presents changes in our operating results for the year ended December 31, 2013, as compared with the year ended December 31, 2012.

	Years Ended December 31,
				% Change
(dollars in thousands)	2013	2012	Change
Revenues:
Fuel	$6,481,252	$6,636,297	$(155,045)	(2.3)%
Nonfuel	1,450,792	1,344,755	106,037	7.9%
Rent and royalties from franchisees	12,687	14,672	(1,985)	(13.5)%

Total revenues	7,944,731	7,995,724	(50,993)	(0.6)%
Cost of goods sold (excluding depreciation)
Fuel	6,139,080	6,310,250	(171,170)	(2.7)%
Nonfuel	652,824	599,474	53,350	8.9%

Total cost of goods sold (excluding depreciation)	6,791,904	6,909,724	(117,820)	(1.7)%
Operating expenses:
Site level operating expenses	755,942	698,522	57,420	8.2%
Selling, general & administrative expense	107,447	95,547	11,900	12.5%
Real estate rent	209,320	198,927	10,393	5.2%
Depreciation and amortization expense	58,928	51,534	7,394	14.3%

Total operating expenses	1,131,637	1,044,530	87,107	8.3%

Income from operations	21,190	41,470	(20,280)	(48.9)%
Acquisition costs	(2,523)	(785)	(1,738)	221.4%
Interest income	1,314	1,485	(171)	(11.5)%
Interest expense	(17,650)	(10,358)	(7,292)	70.4%

Income before income taxes and income from equity investees	2,331	31,812	(29,481)	(92.7)%
Benefit (provision) for income taxes	26,618	(1,491)	28,109	(1,885.2)%
Income from equity investees	2,674	1,877	797	42.5%

Net income	$31,623	$32,198	$(575)	(1.8)%

Same Site Results Comparisons

        As part of the discussion and analysis of our operating results we sometimes refer to increases and decreases in results on a same site basis. For purposes of these comparisons, we include a location in the following same site comparisons only if we (or a franchisee of ours for purposes only of the rent and royalty revenues results) continuously operated it from January 1, 2012, through December 31, 2013. We do not exclude locations from the same site comparisons as a result of expansions in their size or changes in the services offered. We excluded from the same site comparisons the two travel centers and two convenience stores we operate for a joint venture in which we own a 40% interest because we account for this investment using the equity method of accounting and, therefore, the related revenues and expenses are not included in the respective line items in our consolidated results of operations.

	Years Ended December 31,			% Change Favorable/ (Unfavorable)
(gallons and dollars in thousands)	2013	2012	Change
Number of company operated locations	191	191	—
Fuel:(1)
Fuel sales volume (gallons)	1,865,018	1,924,646	(59,628)	(3.1)%
Fuel revenues	$5,945,639	$6,270,663	$(325,024)	(5.2)%
Fuel gross margin	$321,075	$319,840	$1,235	0.4%
Fuel gross margin per gallon	$0.172	$0.166	$0.006	3.6%
Nonfuel:(1)
Nonfuel revenues	$1,353,534	$1,318,581	$34,953	2.7%
Nonfuel gross margin	$744,940	$730,919	$14,021	1.9%
Nonfuel gross margin percentage	55.0%	55.4%		(40	)b.p.
Total gross margin(1)	$1,066,015	$1,050,759	$15,256	1.5%
Site level operating expenses(1)	$701,204	$679,237	$21,967	(3.2)%
Site level operating expenses as a percentage of nonfuel revenues(1)	51.8%	51.5%		(30	)b.p.
Site level gross margin in excess of site level operating expenses(1)	$364,811	$371,522	$(6,711)	(1.8)%
Number of franchisee operated locations	30	30	—
Rent and royalty revenues	$11,666	$10,483	$1,183	11.3%

(1)
Includes fuel volume, gross margin, revenues and expenses of locations that were company operated during the entirety of each of the periods presented.

        Revenues.    Revenues for 2013, were $7,944,731, which represented a decrease from 2012, of $50,993, or 0.6%, primarily resulting from a decrease in fuel revenue partially offset by an increase in nonfuel revenue.

        Fuel revenues for 2013, were $6,481,252, a decrease of $155,045, or 2.3%, compared to 2012. The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

(gallons and dollars in thousands)	Gallons Sold	Fuel Revenues
Results for 2012	2,039,960	$6,636,297
Decrease due to same site petroleum products price changes	—	(133,511)
Decrease due to same site volume changes	(59,628)	(191,513)
Increase due to locations opened	104,433	328,941
Decrease in wholesale sales to nonfranchisees	(1,965)	(9,144)
Decrease in sales to franchisees on a wholesale basis	(47,871)	(149,818)

Net change from prior year period	(5,031)	(155,045)

Results for 2013	2,034,929	$6,481,252

        The decrease in fuel revenue resulted largely from declines in same site sales volume and fuel volume sold on a wholesale basis to franchisees and from lower market prices for fuel, partially offset by sales volume growth at sites we acquired during 2012 and 2013. On a same site basis, fuel sales volume for our company operated locations decreased by 59,628 gallons, or 3.1%, during 2013, compared to 2012. We believe that the effect of the new regulatory truck driver hours of services rules on miles driven and truck utilization, the trend of improved fuel efficiency of heavy truck engines and other fuel conservation efforts by trucking customers and our decision to avoid certain lower margin fuel sales contributed to decreased same site fuel sales volume despite the slight and slow improvement in the U.S. economy. In addition, as noted above under "Overview," competitive pressures from other industry participants also negatively affected our fuel sales volume during 2013. The decreased level of sales volume to franchisees resulted from the sublease renewals we entered into with our franchisees in the second half of 2012 that eliminated the requirement that these subtenants purchase their diesel fuel from us and our acquisitions during 2012 and 2013 of the operations of five of the 10 such subtenants we had at the start of 2012.

        Nonfuel revenues for 2013, were $1,450,792, an increase of $106,037, or 7.9%, compared to 2012. The majority of the change between periods resulted from an increase in revenues at those sites we acquired during 2012 and 2013, but also reflected a same site nonfuel revenue increase. On a same site basis for our company operated sites, nonfuel revenues increased by $34,953, or 2.7%, during 2013, compared to 2012. We believe the same site nonfuel revenue increase reflects increased customer spending due to increased customer traffic, certain price increases we have instituted as a result of increased prices we paid for nonfuel inventory purchases and the effects of certain of our marketing initiatives.

        Rent and royalty revenues for 2013, were $12,687, a decrease of $1,985, or 13.5%, compared to 2012. Rent and royalties decreased largely as a result of our acquisitions during 2012 and 2013 of 12 franchise travel centers that we now operate, including five that we had subleased to one franchisee. This decrease was partially offset by increased rents at six sites we subleased to franchisees that became effective during the second half of 2012. In October 2013, the sublease for one of these six sites was terminated and we began to operate that travel center.

        Cost of goods sold (excluding depreciation).    Cost of goods sold for 2013, was $6,791,904, a decrease of $117,820, or 1.7%, compared to 2012.

        Fuel cost of goods sold for 2013, of $6,139,080 decreased by $171,170, or 2.7%, compared to 2012. This decrease in fuel cost of goods sold primarily resulted from the decrease in same site fuel sales volumes, the lower level of market prices for fuel in 2013 and the decrease in fuel sold to franchisees on a wholesale basis partially offset by sales volume growth due to sites we acquired during 2012 and 2013. The fuel gross margin per gallon of $0.172 on a same site basis for 2013, was $0.006 per gallon higher than for 2012, primarily as a result of variations in market prices for fuel and our decision to forgo certain low margin sales. In addition, during 2013, we recognized $3,887 as a reduction of our fuel cost of goods sold as a result of refunds paid or due to us in relation to certain fuel purchases during 2012 as a result of the retroactive reinstatement of biodiesel tax credits. We also recognized, during the fourth quarter, a $1,097 charge to fuel cost of goods sold in connection with a claim related to invalid biodiesel renewable identification numbers we acquired and sold in 2010 and 2011; we may be able to recover all or a portion of this amount from our suppliers, but we have not recognized a benefit for such recovery in our 2013 results.

        Nonfuel cost of goods sold for 2013, was $652,824, an increase of $53,350, or 8.9%, compared to 2012. Nonfuel cost of goods sold increased primarily due to the nonfuel sales increases noted above, combined with increases in product unit costs. Nonfuel gross margin for 2013, was $797,968, compared to $745,281 during 2012. Nonfuel gross margin was 55.0% and 55.4% of nonfuel revenues during 2013 and 2012, respectively. The nonfuel gross margin percentage decreased largely as a result of a change in the mix of products and services sold, as well as increases in our cost of tires that we were not able to pass on completely to our customers.

        Site level operating expenses.    Site level operating expenses for 2013, were $755,942, an increase of $57,420, or 8.2%, compared to 2012. The increase in site level operating expenses was primarily due to the locations we acquired during 2011, 2012 and 2013, including $1,416 of start up expenses at these sites.

        On a same site basis for our company operated sites, site level operating expenses increased by $21,967, or 3.2%, for 2013, compared to 2012, primarily due to labor costs that increased as the level of nonfuel sales grew and increased utilities expenses and insurance costs, including property and general liability premiums and claims. Site level operating expenses as a percentage of nonfuel revenues on a same site basis for 2013, were 51.8%, compared to 51.5% in 2012. The increase in operating expenses as a percentage of nonfuel revenues on a same site basis was a result of increases in our utility costs, costs related to self insurance reserves for general liability claims and certain taxes other than income taxes.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for 2013, were $107,447, compared to $95,547 during 2012, an increase of $11,900, or 12.5% that primarily resulted from the $10,000 loss we accrued in connection with the settlement of litigation. Our selling, general and administrative expenses also reflected an increase in personnel costs, including a $1,713 increase in share based compensation expense that resulted from our increased share price since 2012, and an increase in audit fees, partially offset by a decrease in legal expenses.

        Real estate rent expense.    Rent expense for 2013, was $209,320, an increase of $10,393, or 5.2%, compared to 2012 that is attributable to rent increases related to improvements acquired by HPT since January 1, 2012, and percentage rent recognized under the TA Lease based on increases in 2013 fuel and nonfuel revenues over the base amount.

        Depreciation and amortization expense.    Depreciation and amortization expense for 2013, was $58,928, an increase of $7,394, or 14.3%, compared to 2012, that primarily resulted from the acquisitions and other capital investments we completed (and did not subsequently sell to HPT) during 2012 and 2013. The increase over 2012 also reflects charges during the 2013 fourth quarter of $1,690 related to asset impairments and write offs.

        Acquisition costs.    Acquisition costs represent costs incurred for the legal, due diligence and related activities associated with our consideration and completion of possible and actual acquisitions, including for closed, pending and abandoned acquisitions. Total acquisition costs for the year ended December 31, 2013, were $2,523, an increase of $1,738, or 221.4%, compared to 2012 that primarily resulted from the increased level of due diligence activity in 2013 in connection with the acquisition of a company operating 31 convenience stores and the evaluation of a chain of travel centers and convenience stores that we ultimately determined not to pursue.

        Interest expense.    Interest expense for 2013, was $17,650, an increase of $7,292 compared to 2012. The increase was primarily due to the issuance of our Senior Notes in January 2013 and consisted of the following:

	Year Ended December 31,
(dollars in thousands)	2013	2012	Change
Interest related to our Senior Notes and Credit Facility	$10,537	$2,096	$8,441
HPT rent classified as interest	7,400	7,330	70
Amortization of deferred financing costs	667	352	315
Capitalized interest	(1,033)	—	(1,033)
Other	79	580	(501)

Total interest expense	$17,650	$10,358	$7,292

        We capitalize the portion of our interest expense that is attributable under GAAP to our more significant construction projects over the duration of the respective construction periods. Capitalized interest is amortized to depreciation and amortization expense over the estimated useful life of the corresponding asset.

        Income tax provision (benefit).    Our benefit for income taxes for the year ended December 31, 2013, was $26,618, primarily as a result of the $29,853 beneficial effect from the reversal of the valuation allowance we historically had maintained with respect to certain of our deferred tax assets.

Year ended December 31, 2012 compared to December 31, 2011

        The following table presents changes in our operating results for the year ended December 31, 2012, as compared with the year ended December 31, 2011.

	Years Ended December 31,
				% Change
(dollars in thousands)	2012	2011	Change
Revenues:
Fuel	$6,636,297	$6,603,329	$32,968	0.5%
Nonfuel	1,344,755	1,271,085	73,670	5.8%
Rent and royalties from franchisees	14,672	14,443	229	1.6%

Total revenues	7,995,724	7,888,857	106,867	1.4%
Cost of goods sold (excluding depreciation)
Fuel	6,310,250	6,301,947	8,303	0.1%
Nonfuel	599,474	548,092	51,382	9.4%

Total cost of goods sold (excluding depreciation)	6,909,724	6,850,039	59,685	0.9%
Operating expenses:
Site level operating expenses	698,522	677,958	20,564	3.0%
Selling, general & administrative expense	95,547	89,196	6,351	7.1%
Real estate rent	198,927	191,798	7,129	3.7%
Depreciation and amortization expense	51,534	47,466	4,068	8.6%

Total operating expenses	1,044,530	1,006,418	38,112	3.8%

Income from operations	41,470	32,400	9,070	28.0%
Acquisition costs	(785)	(446)	(339)	76.0%
Interest income	1,485	835	650	77.8%
Interest expense	(10,358)	(9,005)	(1,353)	15.0%

Income before income taxes and income from equity investees	31,812	23,784	8,028	33.8%
(Provision) for income taxes	(1,491)	(1,379)	(112)	8.1%
Income from equity investees	1,877	1,169	708	60.6%

Net income	$32,198	$23,574	$8,624	36.6%

Same Site Results Comparisons

        As part of the discussion and analysis of our operating results we sometimes refer to increases and decreases in results on a same site basis. For purposes of these comparisons, we include a location in the following same site comparisons only if we (or a franchisee of ours for purposes only of the rent and royalty revenues results) continuously operated it from January 1, 2011, through December 31, 2012. We do not exclude locations from the same site comparisons as a result of expansions in their size or changes in the services offered. We excluded from the same site comparisons the two travel centers and two convenience stores we operate for a joint venture in which we own a 40% interest because we account for this investment using the equity method of accounting and, therefore, the related revenues and expenses are not included in the respective line items in our consolidated results of operations. Two company operated travel centers were excluded from this same site comparison because they were temporarily closed during significant portions of 2011 as a result of flooding.

	Years Ended December 31,			% Change Favorable/ (Unfavorable)
(gallons and dollars in thousands)	2012	2011	Change
Number of company operated locations	184	184	—
Fuel:(1)
Fuel sales volume (gallons)	1,868,867	1,951,359	(82,492)	(4.2)%
Fuel revenues	$6,089,938	$6,182,799	$(92,861)	(1.5)%
Fuel gross margin	$311,404	$292,987	$18,417	6.3%
Fuel gross margin per gallon	$0.167	$0.150	$0.017	11.3%
Nonfuel:(1)
Nonfuel revenues	$1,288,936	$1,249,467	$39,469	3.2%
Nonfuel gross margin	$714,918	$710,807	$4,111	0.6%
Nonfuel gross margin percentage	55.5%	56.9%		(140	)b.p.
Total gross margin(1)	$1,026,322	$1,003,794	$22,528	2.2%
Site level operating expenses(1)	$660,663	$658,559	$2,104	(0.3)%
Site level operating expenses as a percentage of nonfuel revenues(1)	51.3%	52.7%		140	b.p.
Site level gross margin in excess of site level operating expenses(1)	$365,659	$345,235	$20,424	5.9%
Number of franchisee operated locations	31	31	—
Rent and royalty revenues	$11,062	$10,025	$1,037	10.3%

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

(gallons and dollars in thousands)	Gallons Sold	Fuel Revenues
Results for 2011	2,087,416	$6,603,329
Increase due to petroleum products price changes	—	189,335
Decrease due to same site volume changes	(82,492)	(269,694)
Increase due to locations opened	54,559	177,480
Decrease in sales to franchisees	(19,464)	(63,808)
Other changes, net	(59)	(345)

Net change from prior year period	(47,456)	32,968

Results for 2012	2,039,960	$6,636,297

        On a same site basis, fuel sales volume for our company operated locations decreased by 82,492 gallons, or 4.2%, during 2012, compared to 2011. We believe that improved fuel efficiency of heavy truck engines and other fuel conservation efforts by trucking customers, capital projects that required us to take certain diesel dispensers temporarily out of service during the year, and our decision to avoid certain lower margin fuel sales contributed to decreased same site fuel sales volume despite the slight and slow improvement in the U.S. economy generally and the trucking industry specifically.

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

        Rent and royalty revenues for 2012, were $14,672, an increase of $229, or 1.6%, compared to the same period in 2011. Rent and royalties increased as a result of increased nonfuel revenues at our franchisee locations, the addition of four franchisee locations since the beginning of 2011 and increased rents at six sites currently subleased to franchisees that became effective during the second half of 2012. These increases were partially offset by our acquisitions during 2011 and 2012 of five franchisee locations and the operations of the businesses of franchisees at four locations that had been subleased from us.

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

        Site level operating expenses.    Site level operating expenses for 2012, were $698,522, an increase of $20,564, or 3.0%, compared to 2011. The increase in site level operating expenses primarily was due to the locations and businesses we acquired or opened during 2011 and 2012, including site conversion or startup costs of $1,623 in 2012 and $411 in 2011, and also resulted from adjustments to reserves for certain environmental and litigation matters of $2,525 in 2012 compared to $1,622 in 2011.

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

        Selling, general and administrative expenses.    Selling, general and administrative expenses for 2012, were $95,547, an increase of $6,351, or 7.1%, compared to 2011. This increase primarily resulted from increases in legal expenses and personnel costs. The increased personnel costs resulted in part from increased headcount in regional operations management due to the increased number of company operated locations during 2012.

        Real estate rent expense.    Rent expense for 2012 was $198,927, an increase of $7,129, or 3.7%, compared to 2011 that primarily resulted from the increases in rent as a result of improvements sold to HPT during 2011 and 2012 and percentage rent recognized under the TA Lease based on increases in 2012 fuel and nonfuel revenues over the 2011 amounts at the sites leased under the TA Lease.

        Depreciation and amortization expense.    Depreciation and amortization expense for 2012, was $51,534, an increase of $4,068, or 8.6%, compared to 2011, that primarily resulted from an increase in depreciable assets due in large part to the acquisitions we completed during 2011 and 2012.

        Interest expense.    Interest expense consisted of the following:

	Year Ended December 31,
(dollars in thousands)	2012	2011	Change
Interest related to Credit Facility	$2,096	$1,036	$1,060
HPT rent classified as interest	7,330	7,390	(60)
Amortization of deferred financing costs	352	403	(51)
Other	580	176	404

Total interest expense	$10,358	$9,005	$1,353

        Income tax provision.    Our provision for income taxes was $1,491 and $1,379 for 2012 and 2011, respectively. During 2012 and 2011, we did not recognize the benefit of all of our deferred tax assets, but our tax loss and credit carryforwards did offset any federal and certain state income taxes associated with our current taxable income. Our income tax provision represents certain minimum income based state taxes payable without regard to our tax loss carryforwards as well as the recognition of deferred tax liabilities that cannot be used to reduce existing deferred tax assets related to the tax amortization of indefinite lived intangible assets and to foreign currency translation adjustments.

Critical Accounting Policies

        The preparation of our financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The critical accounting policies we employ in the preparation of our consolidated financial statements are those which involve allowances for doubtful accounts receivable, reserves for excess and obsolete inventories, asset impairments, loyalty program reserves, reserves for self insurance, environmental liabilities and recoveries, legal contingencies, income tax accounting and accounting for leases.

        We maintain our allowances for doubtful accounts receivable based on historical payment patterns, aging of accounts receivable, periodic review of customers' financial condition, and actual write off history. If the financial conditions of customers deteriorate, resulting in impairments of their ability to make payments, additional allowances may be required.

        We maintain reserves for the estimated amounts of obsolete and excess inventories. These estimates are based on unit sales histories and on hand inventory quantities, known market trends for inventory items and assumptions regarding factors such as future inventory needs, our ability and the related cost to return items to our suppliers and our ability to sell inventory at a discount when necessary. To the extent an estimate is inaccurate, our assets, expenses and net income may be understated or overstated.

        Our accounting policies require recording impairment losses on long lived assets to reduce the carrying value of certain assets to their fair value. For purposes of our impairment analysis of property and equipment, we perform the test at the individual site level, since this is the lowest grouping of assets and liabilities at which the related cash flows are largely independent of other assets and liabilities. The need to recognize impairment losses may occur under our policies in two types of circumstances. First, when assets are used in operations and events and circumstances indicate that the assets might be impaired, we record impairments whenever the carrying values of those assets exceed the estimated fair values of those assets at the specific location. Second, when assets are to be disposed of and their carrying values exceed the estimated fair value of the asset less the estimated cost to sell the asset, we record an impairment charge. Our estimates of fair value are based on our estimates of likely market participant assumptions. Key assumptions include our current expectations for projected fuel sales volumes, nonfuel revenues, fuel and nonfuel gross margins, site level operating expenses and rent expense. If the business climate deteriorates, our actual results may not be consistent with these assumptions and estimates. The discount rate, which is used to measure the present value of the projected future cash flows, is set using a weighted average cost of capital method that considers market and industry data as well as our specific risk factors and that is likely to be used by a market participant. The weighted-average cost of capital is our estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. We also annually assess intangible assets with indefinite lives for impairment. We use a number of assumptions and methods in preparing valuations underlying impairment tests, including estimates of future cash flows and discount rates. During 2013, our assumptions resulted in total impairment charges of $659 related to three travel centers. Applying significantly different assumptions or valuation methods could result in different results from these impairment tests. For example, assuming a 10% decline in projected fuel sales volume and a three cents per gallon decline in projected fuel gross margins per gallon would result in an additional $3,996 of impairment charges related to an additional five travel centers.

        We have reserves for customer loyalty programs we offer to customers, similar to frequent shopper programs offered by other retailers. Drivers enrolled in these programs earn points for certain fuel and nonfuel purchases that can be redeemed for discounts on future nonfuel products and services at our travel centers. In determining these reserves, we must estimate future expected point expirations. These estimates are based on historical point expiration patterns, adjusted for expected future changes. To the extent an estimate is inaccurate, our liabilities, expenses and net income may be understated or overstated.

        We are exposed to losses under insurance programs for which we pay deductibles and for which we are partially self insured up to certain stop loss amounts, including claims under our general liability, workers' compensation, motor vehicle and group health benefits policies and programs. Accruals are established under these insurance programs for both estimated losses on known claims and potential claims incurred but not asserted, based on claims histories and using actuarial methods. The most significant risk of this methodology is its dependence on claims histories, which are not always indicative of future claims. To the extent an estimate is inaccurate, our liabilities, expenses and net income may be understated or overstated.

        We establish or adjust environmental contingency reserves when the responsibility to remediate becomes probable and the amount of associated costs is reasonably determinable. We also have a receivable for expected recoveries of certain of these estimated future environmental expenditures, resulting in an estimated net amount to be funded by us in the future. The process of determining both our estimated future costs of remediation and our estimated future recoveries of costs from insurers or others involves a high degree of management judgment based on past experiences and current and expected regulatory and insurance market conditions. To the extent an estimate is inaccurate, our liabilities, expenses and net income may be understated or overstated.

        We record legal contingency reserves when our liability becomes probable and when we can reasonably estimate the amount of our contingent loss. The process of estimating our liability for legal matters involves a high degree of management judgment, which is based on facts and circumstances specific to each matter and our prior experiences with similar matters that may not be indicative of future results. To the extent an estimate is inaccurate, our liabilities, expenses and net income may be understated or overstated.

        As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for financial statement and tax reporting purposes. These timing differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. We are required to record a valuation allowance to reduce deferred tax assets if we are not able to conclude that it is more likely than not these assets will be realized. In measuring our deferred tax assets, we consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for all or a portion of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. At year end 2013, we concluded that our profitability over the past three years and our current expectations regarding future income creates sufficient positive evidence such that it is more likely than not the previously unrecognized benefit of certain of our deferred tax assets will be realized. As a result, we reversed the valuation allowance against the majority of our deferred tax assets and we recorded the resulting income tax benefit of $29,853 in the consolidated statement of income and comprehensive income for the year ended December 31, 2013. We continue to maintain a valuation allowance against the deferred tax assets related to certain net operating loss and tax credit carryforwards in certain state and foreign jurisdictions. Our conclusions were based on estimates of future profitability based largely on the profits we have generated over the past three years but these conclusions still could prove to be inaccurate. To the extent our estimates and assumptions prove inaccurate we may need to recognize additional amounts of valuation allowance, which would increase our income tax expense and reduce our net income in future periods.

        Also with respect to income tax accounting, we are required to account for uncertain tax positions we take in our income tax returns. The two step process of recognition and measurement required with respect to uncertain tax positions can require a great deal of management judgment regarding the probability that a tax position, based solely on its technical merits, will be sustained upon examination by the taxing authority, and the measurement of the amount of benefit that is more likely than not to be realized upon ultimate resolution. Many assumptions and estimates may be taken into account in the determination of whether a tax position will be recognized in the financial statements and, if the tax position is to be recognized, the amount of benefit to be recognized. These assumptions and estimates are subject to change due to many factors. To the extent our estimates and assumptions prove inaccurate we may need to adjust the amounts recognized in our financial statements, which could increase or decrease our assets, liabilities, income tax expense, and net income in future periods.

        With respect to accounting for leases, each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital lease or an operating lease. The classification of a lease as capital or operating affects whether and how the transaction is reflected in our balance sheet, as well as our recognition of rental payments as rent or interest expense. These evaluations require us to make estimates of, among other things, the remaining useful life and residual value of leased properties, appropriate discount rates and future cash flows that may be realized from the leased properties. Incorrect assumptions or estimates may result in misclassification of our leases.

Other aspects of our lease accounting policies relate to the accounting for sale-leaseback transactions, including the appropriate amortization of related deferred liabilities and any deferred gains or losses, and the accounting for lease incentives. Our lease accounting policies involve significant judgments based upon our experience, including judgments about current valuations, estimated useful lives, and salvage or residual values. In the future we may need to revise our assessments to incorporate information which is not known at the time of our previous assessments, and such revisions could increase or decrease our depreciation expense related to properties that we lease, result in the classification of some of our leases as other than operating leases or decrease the carrying values of some of our assets.

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

Additionally, the unencumbered operating real estate and vacant land that we own may be financed or sold as a source of additional liquidity over time.

        We believe that the primary risks we currently face with respect to our operating cash flow are:

  •
  decreased demand for our fuel products resulting from regulatory and market efforts for fuel conservation and engine fuel efficiency;

  •
  decreased demand for our products and services we may experience as a result of competition, particularly competition from the other two large companies in our industry, Pilot Flying J and Love's;

  •
  the negative impacts of the volatility and high level of prices for petroleum products on our gross margins and working capital requirements;

  •
  the inability of acquired properties to generate the stabilized financial results we expected when we acquired those properties;

  •
  the potential negative impacts of inflation on our nonfuel cost of goods sold, on our nonfuel gross margins and working capital requirements; and

  •
  economic conditions in the U.S. and the trucking industry and the risk of a renewed economic slowdown or recession.

        A reduction in our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods. Further, certain of our expenses are fixed in nature, which may restrict our ability to realize a reduction in our expenses to offset a reduction in our revenues. Additional increases in the prices we must pay to obtain fuel, decreases in the amount of time we have to pay our trade creditors, or an increase in cash deposits required by our suppliers to secure our credit lines, may increase our working capital funding requirements materially. Also, because of the current economic, industry and global credit market conditions and our historical operating losses, credit may be expensive and difficult for us to obtain.

        At December 31, 2013 and 2012, we had cash and cash equivalents of $85,657 and $35,189, respectively. During the year ended December 31, 2013, we had net cash inflows from operating activities of $71,513, cash outflows from investing activities of $196,039, and cash inflows from financing activities of $175,027. During 2013, our cash balance increased primarily as a result of the $110,000 proceeds we received from the issuance of our Senior Notes, the $65,102 net proceeds of our issuance and sale of 7,475,000 common shares, our operating profit and the $83,912 of proceeds from our sales to HPT of improvements to the properties leased from HPT; $6,319 of these proceeds related to improvements at the sites that did not qualify for operating lease treatment under the sale-leaseback accounting guidance and are therefore classified as cash from financing activities. These sources of cash were partially offset by investments of $109,978 for the acquisition of 41 properties, and our other capital investments of $164,242.

        During the year ended December 31, 2012, we had net cash inflows from operating activities of $83,072, cash outflows from investing activities of $172,474, and cash inflows from financing activities of $6,322. During 2012, our cash balance decreased primarily as a result of investing $52,070 for 14 travel center business acquisitions, our other capital investments of $188,694 and an increase in our working capital investment. These uses of cash were partially offset by our operating profit and the $76,754 of proceeds from our sales to HPT of improvements to the properties leased from HPT; $8,598 of these proceeds related to improvements at the sites that did not qualify for operating lease treatment under the sale-leaseback accounting guidance and are therefore classified as cash from financing activities.

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

        Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements are especially large because of the level and volatility of fuel prices which has existed in the past several years and which we expect will continue. Further, our growth strategy of selectively acquiring additional properties and businesses requires us to expend substantial additional capital. Although we had a cash balance of $85,657 on December 31, 2013, and generated net income and net cash from operating activities in 2013, there can be no assurances that we will generate future profits or positive cash flows or that we will be able to obtain additional financing to fund and grow our business.

        On March 17, 2014, we filed a Form 12b-25 with the SEC indicating that we were unable to file this Annual Report within the time period prescribed by the Exchange Act due to unanticipated delays encountered in connection with our accounting for income taxes as well as general delays encountered in connection with the completion of our accounting processes and procedures. On May 13, 2014, we filed a second Form 12b-25 indicating that as a result of the delay in completing this Annual Report, we were also unable to file our First Quarter 10-Q within the time period prescribed by the Exchange Act. Our failure to timely file this Annual Report, our consequent inability to use our shelf registration statement on Form S-3 and material weaknesses in our internal control over financial reporting as discussed further in Item 9A—"Controls and Procedures" may negatively impact our ability to issue new debt and equity securities and thus adversely impact our liquidity. Furthermore, the late filing of our First Quarter 10-Q could lead to breaches of our revolving credit facility or our indenture governing our Senior Notes, which could give rise to adverse consequences including giving our lenders or holders of the Senior Notes the right to exercise remedies, such as demanding immediate repayment of amounts owed and restricting our ability to borrow. If we are unable to borrow under our credit facility, we may be unable to meet our business obligations or to grow our business.

Assets and Liabilities

        Our total current assets at December 31, 2013, were $470,394, compared to $404,926 at December 31, 2012. Our total current liabilities were $303,613 at December 31, 2013, compared to $283,127 at December 31, 2012. Inventory and accounts payable at December 31, 2013, were $8,195 and $6,040 higher than at December 31, 2012, respectively, principally due to increases in the amounts of inventories required by our additional locations. Accounts receivable decreased principally as a result of reduced fuel sales volumes in December 2013, as compared to December 2012; fuel sales prices in December 2013 were at about the same level as in December 2012.

Revolving Credit Facility

        In October 2011, we entered into an amended and restated loan and security agreement, or our credit facility, with a group of commercial banks. The credit facility amended and restated our preexisting credit facility. Under this credit facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in October 2016. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300,000. The credit facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Borrowings under the credit facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). The annual interest rate for our credit facility was 4.5% as of December 31, 2013. Pursuant to the credit facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the credit facility. For further information regarding how the interest and fees charged under the credit facility are determined, see Note 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.

        The credit facility requires us to maintain certain levels of collateral, limits our ability to incur debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and contains other customary covenants and conditions. Our credit facility also requires that we furnish certain of our financial statements to our lenders within specified time periods. Effective May 31, 2014, we received a waiver from our lenders extending until June 30, 2014, our requirement to furnish our financial statements as of and for the year ended December 31, 2013, and extending until July 31, 2014 our requirement to furnish our quarterly financial statements as of and for the fiscal quarter ended March 31, 2014. If we are unable to furnish the quarterly financial statements as of and for the fiscal quarter ended March 31, 2014, by July 31, 2014, or obtain an extension of the waiver, we may be in default under our credit facility. The credit facility provides for the acceleration of principal and interest payments upon an event of default including, but not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the credit facility, and our default under certain contracts, including the HPT Leases and our business management and shared services agreement with RMR.

        Our credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets and the amount available to us is determined by reference to a borrowing base calculation based on eligible collateral. At December 31, 2013, a total of $130,783 was available to us for loans and letters of credit under the credit facility. At December 31, 2013, there were no loans outstanding under the credit facility but we had outstanding $44,866 of letters of credit issued under that facility, securing certain purchases, insurance, fuel tax and other trade obligations.

Senior Notes Issuance

        On January 15, 2013, we issued at par $110,000 aggregate principal amount of our 8.25% Senior Notes, or the Senior Notes, in an underwritten public offering. The Senior Notes are our senior unsecured obligations. The Senior Notes bear interest at 8.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013. The Senior Notes mature on January 15, 2028. We may, at our option, at any time on or after January 15, 2016, redeem some or all of the Senior Notes by paying 100% of the principal amount of the Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date. The indenture governing the Senior Notes does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time. During 2013, we paid $4,750 of debt issuance costs related to this offering.

        The indenture requires that we file our Exchange Act reports with the indenture trustee within a prescribed time period. We did not maintain compliance with this covenant for the year ended December 31, 2013, but the filing of this Annual Report cures this breach. Our failure to timely file our First Quarter 10-Q, if not cured within a specified time period, could lead to an event of default under the indenture.

Common Shares Issuance

        In December 2013, we issued and sold 7,475,000 common shares in an underwritten public offering for net proceeds of $65,102.

Investment Activities

        Our business of operating high sales volume travel centers open 24 hours every day requires that we make regular capital investments in our business to maintain our competitiveness. During the year ended December 31, 2013, we made capital expenditures of $164,242, including $45,338 to upgrade the travel centers and businesses we acquired in 2011, 2012 and 2013 and including certain capital expenditures which were sold to HPT.

        During the year ended December 31, 2013, we acquired, for an aggregate amount of $46,245, nine travel centers and the business of one franchisee at a travel center that this franchisee previously subleased from us. We acquired one travel center for $3,000 in January 2014. We have entered agreements to acquire two additional travel centers for a total of $21,500. We expect to complete these acquisitions before September 30, 2014; but these purchases are subject to conditions and may not occur, may be delayed or the terms may change. We currently intend to continue our efforts to selectively acquire additional travel centers and convenience stores and to otherwise expand our business.

        On December 16, 2013, we acquired 31 convenience stores for $67,922, including net working capital assets and liabilities.

        During 2013, we received $83,912 of proceeds from the sale to HPT of improvements we previously made to travel centers leased from HPT, and as a result our annual rent increased by $7,133, pursuant to the terms of our HPT Leases. At December 31, 2013, our property and equipment balance included $5,096 of completed improvement projects and an additional $23,636 in ongoing improvement projects that we expect to request that HPT purchase for an increase in rent in the future; however, HPT is not obligated to purchase those assets. In March 2014, we sold to HPT $6,063 of improvements for an increase in annual rent payable to HPT of $515.

        During the year ended December 31, 2012, we acquired, for an aggregate amount of $52,310, ten travel centers and the businesses of four franchisees at travel centers that these franchisees previously subleased from us. During 2012, we also made sustaining capital expenditures of $148,650 and we made capital expenditures of $40,044 to improve the travel centers and businesses we acquired in 2011 and 2012. During 2012, we received $76,754 of proceeds from the sale to HPT of improvements we previously made to travel centers leased from HPT, and as a result our rent increased pursuant to the terms of our HPT Leases.

        During the year ended December 31, 2011, we acquired, for an aggregate of $37,975, eight travel centers. During 2011, we also made capital expenditures of $106,182 for improvements to existing travel centers and of $12,065 to improve the eight travel centers we acquired in 2011. During 2011, we received $69,122 of proceeds from the sale to HPT of improvements we previously made to travel centers leased from HPT, and as a result our rent increased pursuant to the terms of our HPT Leases.

        We estimate that during 2014 our sustaining capital investments in our existing business will be approximately $65,000 to $75,000, some of which is expected to be of the type of improvements we typically request HPT purchase from us, and that the capital investment for improvements to those locations we had acquired during 2012 and 2013 or agreed to acquire as of December 31, 2013, will be approximately $36,500. We may also make additional investments in our business for expansion or other projects and at substantial costs.

Litigation Settlement

        In January 2014, we reached a settlement with the plaintiffs in a long running litigation (for further details, see Note 18 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report). We made our related $10,000 payment in March 2014.

Off Balance Sheet Arrangements

        As of December 31, 2013, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt described below owed by Petro Travel Plaza Holdings LLC, or PTP, an entity in which we own a minority interest. We own a 40% interest in a joint venture, PTP, which owns travel centers and convenience stores that we operate. These travel centers are encumbered by debt of $17,358 as of December 31, 2013, that is secured by PTP's real property and that matures in December 2018. We account for our investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt. We are not directly liable for this debt, but the carrying value of our investment in this joint venture ($17,672 at December 31, 2013) could be adversely affected if PTP defaulted on this debt and PTP's property was used to satisfy this debt. Also, in connection with the loan agreement entered by PTP, we and Tejon Development Corporation, the owner of the majority interest in PTP, each agreed to indemnify the lender against liability from environmental matters related to PTP's sites.

Related Party Transactions

Relationships with HPT, RMR and AIC

        We have relationships and historical and continuing transactions with our Directors, our executive officers, HPT, RMR, AIC and other companies to which RMR provides management services and others affiliated with them. For example:

  •
  HPT is our former parent company, our principal landlord and our largest shareholder and RMR provides management services to both us and HPT;

  •
  As of May 9, 2014, we, RMR and five other companies to which RMR provides management services each own 14.3% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts; and

  •
  RMR, a company that employs our President and Chief Executive Officer; our Executive Vice President, Chief Financial Officer and Treasurer; our Executive Vice President and General Counsel; and both of our Managing Directors and which is majority owned by one of our Managing Directors, assists us with various aspects of our business pursuant to a business management and shared services agreement and provides building management services related to our headquarters office building pursuant to a property management agreement.

        For further information about these and other such relationships and related person transactions, please see Note 17 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report, which is incorporated herein by reference, and the section captioned "Business—Our Leases With HPT" above in Part I, Item 1 of this Annual Report. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our leases and related amendments with HPT, our business management agreement and property management agreement with RMR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov.

        We believe that our agreements with HPT, RMR and AIC are on commercially reasonable terms. We also believe that our relationships with HPT, RMR and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Relationship with PTP

        We own a 40% interest in PTP and operate the two travel centers and two convenience stores that PTP owns. Additional information regarding our relationship and transactions with PTP can be found in Note 17 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report, which is incorporated herein by reference.

Summary of Contractual Obligations and Commitments

        At December 31, 2013, our primary outstanding trade commitments were $44,866 for letters of credit. The following table summarizes our obligations to make future payments under various agreements as of December 31, 2013:

	Payments due by period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
	(In Thousands)
Leases with HPT(1)	$2,282,768	$228,330	$453,493	$449,335	$1,151,610
Other operating leases	17,992	4,894	5,361	2,341	5,396
Senior Notes(2)	237,423	9,075	18,150	18,150	192,048
Letters of credit(3)	44,866	—	44,866	—	—
Purchase obligations(4)	3,000	3,000	—	—	—
Other long term liabilities(5)	33,392	15,533	11,281	3,737	2,841

Total contractual obligations	$2,619,441	$260,832	$533,151	$473,563	$1,351,895

(1)
The amounts shown for lease payments to HPT include payments due to HPT both for the sites we account for as operating leases and for the sites we account for as a financing under a sale-leaseback financing obligation and also include the payments of the deferred rent obligation of $107,085 in December 2022 and $42,915 in June 2024, as well as the amounts payable to HPT at the end of the lease terms for the estimated cost of removing underground storage tanks. Interest is not payable on the deferred rent obligation balance unless we default on certain covenants or certain events occur, such as a change of control of us.

(2)
Our $110,000 of outstanding Senior Notes bear interest at 8.25% per annum that is payable quarterly and mature on January 15, 2028. We may, at our option, at any time on or after January 15, 2016, redeem some or all of the Senior Notes by paying 100% of the principal amount of the Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.

(3)
At December 31, 2013, there were $44,866 of letters of credit issued under our credit facility. In the absence of a renewal or replacement of that credit facility, following the maturity of our credit facility in October 2016, we will be obligated to make cash deposits, or possibly provide some other form of collateral, to secure these letters of credit under the credit facility.

(4)
As of December 31, 2013, we had entered an agreement to acquire a travel center property for $3,000. We completed this acquisition in January 2014.

(5)
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

Environmental and Climate Change Matters

        At December 31, 2013, we had an accrued liability of $7,487 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,611, resulting in an estimated net amount of $5,876 that we expect to need to fund in the future. We do not have a reserve for unknown current or potential future environmental matters. Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments. We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our locations, individually or in the aggregate, would be material to our financial condition or results of operations.

        We have insurance of up to $10,000 per incident and up to $40,000 in the aggregate for certain unknown environmental liabilities, subject, in each case, to certain limitations and deductibles. However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.

        While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future. We cannot be certain that contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future. If we discover additional environmental issues, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our major product, diesel fuel, and may require us to expend significant amounts. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor vehicle gasoline and diesel fuel, as well as President Obama's recent order that his administration develop and implement new fuel efficiency standards for medium and heavy duty commercial trucks by March 2016, could negatively impact our business. Further, legislation and regulations that limit carbon emissions may cause our energy costs at our locations to increase.

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

        For further information about these and other environmental and climate change matters, see the disclosure under the heading "Environmental Matters" in Note 18 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report, which disclosure is incorporated herein by reference. In addition, for more information about these environmental and climate change matters and about the risks which may arise as a result of these environmental and climate change matters, see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements", "Environmental and Climate Change Matters" in Item 1 and Item 1A, "Risk Factors".

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)

        We have a line of credit that is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. As of December 31, 2013, no loans were outstanding under this credit facility. We borrow under this credit facility in U.S. dollars and those borrowings require us to pay interest at floating interest rates, which are based on LIBOR or a base rate plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that may have the effect of increasing LIBOR. Increases in LIBOR would increase the amount of interest we would have to pay under our credit facility. A change in interest rates generally would not affect the value of any outstanding floating rate debt but could affect our operating results. For example, if the $200,000 stated maximum amount was drawn under our credit facility and interest rates decreased or increased by 100 basis points per annum, our interest expense would decrease or increase by $2,000 per year, or $0.07 per share, based on the number of outstanding common shares as of December 31, 2013. If interest rates were to change gradually over time, the impact would occur over time. At December 31, 2013, we had outstanding $110,000 aggregate principal amount of our Senior Notes. The Senior Notes have a fixed interest rate; therefore, changes in market interest rates will not affect our operating results.

        We are exposed to risks arising from market price changes for fuel. These risks have historically resulted from changes in supply and demand for fuel and from market speculation about future supply and demand for fuel. Some supply changes may arise from local conditions, such as a malfunction in a particular pipeline or at a particular terminal. However, in the recent past most of the supply risks have arisen from national or international conditions, such as weather related shutdowns of oil drilling or refining capacities, political instability in oil producing regions of the world or terrorism. Risks may also arise from changes in the demand for and the price of fuel. Because petroleum products are traded in commodity markets, material changes in demand for and the price of fuel worldwide and financial speculation in these commodities markets may have a material effect upon the prices we have to pay for fuel and may also impact our customers' demand for fuel and other products. Almost all of these risks are beyond our control. Nevertheless, we attempt to mitigate our exposure to fuel commodity price market risks in three ways. First, whenever possible, we attempt to maintain supply contracts for diesel fuel with several different suppliers for each of our travel centers; if one supplier has a local problem we may be able to obtain fuel supplies from other suppliers. Second, we maintain modest fuel inventories, generally less than three days of fuel sales. Modest inventories may mitigate the risk that we are required by competitive or contract conditions to sell fuel for less than its cost in the event of rapid price changes; however, the modest level of fuel inventory could exacerbate our fuel supply risks. Third, we sell a majority of our diesel fuel at prices determined by reference to a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to substantially maintain our margin per gallon despite changes in the price we pay for fuel. Based on our fuel inventory volume as of, and our fuel sales volume for the year ended, December 31, 2013, each one cent change in the price of fuel would change our inventory value by $162 and our fuel revenues by $20,349.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item is included in Item 15 of this Annual Report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, and as a result of the existence of certain material weaknesses in our internal control over financial reporting as described below in this Item 9A, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at December 31, 2013.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992 Framework). Based on this assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective because of the material weaknesses described below. We determined that we had a material weakness in our internal controls over accounting for income taxes; specifically, our internal controls did not provide for timely and thorough reconciliation and review of the income tax accounts and related disclosures. In addition, we also determined we had a material weakness in our internal controls due to a lack of sufficient personnel with requisite accounting competencies. We also identified deficiencies in both design and operating effectiveness of certain of our internal controls, which, when aggregated, represent a material weakness in our financial statement close process. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Although none of the identified errors that our internal control over financial reporting failed to prevent or detect on a timely basis were considered material, we concluded that it was reasonably possible that a material misstatement would not have been prevented or detected on a timely basis.

        Management's assessment of the effectiveness of internal control over financial reporting excludes our wholly owned subsidiary, Girkin Development, LLC, which we acquired on December 16, 2013. Girkin Development, LLC represents approximately 7.3% of our consolidated total assets and approximately 0.1% of our consolidated total revenues as of and for the year ended December 31, 2013.

        The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15 of this Annual Report.

Remediation of Material Weakness in Internal Control Over Financial Reporting

        We are in the process of improving our internal controls to remediate the material weaknesses that existed as of December 31, 2013, as set forth above in our Management Report on Assessment of Internal Control over Financial Reporting. These remediation efforts include an expansion of our corporate accounting department.

Changes in Internal Control over Financial Reporting

        Except for the material weaknesses noted above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Our LLC agreement provides that the number of Directors shall be determined by our Board of Directors. Currently, the number of our Directors is fixed at five. Our LLC agreement also provides that our Board of Directors shall be divided into three groups, with Directors in each group serving three-year terms.

        The following are the ages and recent principal occupations, as of May 29, 2014, of our Directors and executive officers. The business address of our Directors and executive officers is c/o TravelCenters of America LLC, 24601 Center Ridge Road, Suite 200, Westlake, Ohio 44145. Included in each Director's biography below is an assessment of such Director based on the qualifications, attributes, skills and experience our Board of Directors has determined are important to be represented on our Board of Directors.

DIRECTORS

Barbara D. Gilmore

Independent Director since: 2007

Group/Term: Group II with a term expiring at our 2015 Annual Meeting of Shareholders

Age: 63

Board Committees: Audit; Compensation (Chair); Nominating and Governance

Other Public Company Boards: Five Star Quality Care, Inc. (since 2004); Government Properties Income Trust (since 2009)

        Ms. Gilmore has served as a professional law clerk at the United States Bankruptcy Court, Central Division of the District of Massachusetts, since 2001. Ms. Gilmore was a partner of the law firm of Sullivan & Worcester LLP from 1993 to 2000, during which time she was appointed and served as trustee or examiner in various cases involving business finance matters.

Specific Qualifications, Attributes, Skills and Experience:

  •
  professional skills and experience in legal and business finance matters;

  •
  experience in public policy matters;

  •
  experience as a lawyer, bankruptcy court clerk, bankruptcy trustee and bankruptcy examiner;

  •
  work on public company boards and board committees;

  •
  institutional knowledge gained through service on our Board of Directors for seven years; and

  •
  qualifying as an Independent Director in accordance with the requirements of the NYSE and the SEC, and our LLC agreement and bylaws.

Lisa Harris Jones

Independent Director since: 2013

Group/Term: Group III with a term expiring at our 2016 Annual Meeting of Shareholders

Age: 46

Board Committees: Audit; Compensation; Nominating and Governance (Chair)

        Ms. Jones is the founding member of Harris Jones & Malone, LLC, a law firm based in Maryland. Since founding Harris Jones & Malone, LLC in 2000, Ms. Jones has represented a wide range of clients, focusing her practice in government relations and procurement at both the state and local levels. Prior to founding Harris Jones & Malone, LLC, Ms. Jones was an associate with the law firms of Shapiro and Olander from 1993 to 1997 and Gordon, Feinblatt, Rothman, Hoffberger & Hollander, LLC from 1997 to 1999, during which time she represented the City of Baltimore and many of its agencies and related quasi-public entities in various real estate development and financing transactions. In addition to her professional accomplishments, Ms. Jones has held leadership positions in many community service and civic organizations for which she has received recognitions and awards, including being the recipient of the YWCA Greater Baltimore Special Leadership Award in 2012.

Specific Qualifications, Attributes, Skills and Experience:

  •
  professional skills and experience in legal and business finance matters;

  •
  experience in public policy matters;

  •
  experience in real estate matters;

  •
  demonstrated leadership capability as an entrepreneur and founding member of a law firm; and

  •
  qualifying as an Independent Director in accordance with the requirements of the NYSE and the SEC, and our LLC agreement and bylaws.

Arthur G. Koumantzelis

Independent Director since: 2007

Group/Term: Group I with a term expiring at our 2014 Annual Meeting of Shareholders

Age: 83

Board Committees: Audit (Chair); Compensation; Nominating and Governance

Other Public Company Boards: RMR Real Estate Income Fund (and its predecessor funds) (since 2002)

        Mr. Koumantzelis has been principally a private investor since 2007. Mr. Koumantzelis was President and Chief Executive Officer of Gainesborough Investments LLC, a private investment company, from 1998 until his retirement from that position in 2007. Mr. Koumantzelis was formerly Chief Financial Officer of Cumberland Farms, Inc., a company engaged in the convenience store business and the sale of petroleum products principally under the name "Gulf Oil" and related trademarks. Before that, Mr. Koumantzelis was a partner at the public accounting firm Ernst & Young LLP or one of its predecessors, Arthur Young & Co., for more than two decades. Mr. Koumantzelis has also served on several state appointed commissions and boards of civic organizations. Mr. Koumantzelis was an Independent Trustee of RMR Funds Series Trust from shortly after its formation in 2007 until its dissolution in 2009 (RMR Funds Series Trust, together with RMR Real Estate Income Fund and its predecessor funds, are collectively referred to herein as the "RMR Funds"). Mr. Koumantzelis was an Independent Director of Five Star Quality Care, Inc., from 2001 to 2010.

Specific Qualifications, Attributes, Skills and Experience:

  •
  experience in and knowledge of the petroleum products distribution business and convenience store industry;

  •
  demonstrated management ability;

  •
  professional skills and expertise in finance and accounting and experience as a chief financial officer;

  •
  work on public company boards and board committees;

  •
  public policy work;

  •
  institutional knowledge gained through service on our Board of Directors for seven years; and

  •
  qualifying as an Independent Director in accordance with the requirements of the NYSE and the SEC, and our LLC agreement and bylaws.

Thomas M. O'Brien

Managing Director since: 2006

President and Chief Executive Officer since 2007

Group/Term: Group II with a term expiring at our 2015 Annual Meeting of Shareholders

Age: 47

Other Public Company Boards: VirnetX Holding Corporation (since 2007)

        Mr. O'Brien has been an Executive Vice President of RMR since 2008, was a Senior Vice President of RMR prior to that time since 2006 and was a Vice President of RMR prior to that time since 1996. Since 2007, Mr. O'Brien has been a Director of the National Association of Truck Stop Operators, a not for profit trade association engaged in activities intended to support the travel center industry. Mr. O'Brien was the President and a Director of RMR Advisors Inc., or RMR Advisors, an SEC registered investment advisor, from 2002 until 2007 and President of certain predecessor funds of RMR Real Estate Income Fund since their respective formations (the earliest of which was in 2002) until 2007. From 2002 through 2003, Mr. O'Brien was Executive Vice President of Hospitality Properties Trust, where he had previously served as Treasurer and Chief Financial Officer since 1996.

Specific Qualifications, Attributes, Skills and Experience:

  •
  extensive experience in and knowledge of the travel center industry and commercial real estate, and demonstrated management abilities;

  •
  role as the President and Chief Executive Officer for the past seven years;

  •
  experience as a Chief Financial Officer of a public company;

  •
  experience as a public company director;

  •
  experience as a director and officer of a national trade association focused on the advancement of travel center industry interests;

  •
  institutional knowledge gained through service on our Board of Directors for eight years and in key management positions with RMR for eighteen years; and

  •
  qualifying as a Managing Director in accordance with the requirements of our LLC agreement and bylaws.

Barry M. Portnoy

Managing Director since: 2006

Group/Term: Group I with a term expiring at our 2014 Annual Meeting of Shareholders

Age: 68

Other Public Company Boards: Hospitality Properties Trust (since 1995); Senior Housing Properties Trust (since 1999); Five Star Quality Care, Inc. (since 2001); RMR Real Estate Income Fund (and its predecessor funds) (since 2002); Government Properties Income Trust (since 2009); Select Income REIT (since 2011); CommonWealth REIT (1986-2014)

        Mr. Portnoy is an owner of RMR and of RMR Advisors. Mr. Portnoy has been an owner and a Director of RMR (and its predecessor) since its founding in 1986, a full time employee of RMR since 1997, the Chairman of RMR since 1998 and a Director and Vice President of RMR Advisors since 2002. Mr. Portnoy was an Interested Trustee of RMR Funds Series Trust from shortly after its formation in 2007 until its dissolution in 2009. Mr. Portnoy practiced law for many years as a partner in, and chairman of, a law firm until 1997.

Specific Qualifications, Attributes, Skills and Experience:

  •
  demonstrated leadership capability;

  •
  extensive experience in and knowledge of the travel center industry and commercial real estate;

  •
  leadership position with RMR;

  •
  extensive public company director service;

  •
  professional skills and expertise in, among other things, finance, legal and regulatory matters;

  •
  institutional knowledge gained through prior service on our Board of Directors and in key leadership positions with RMR; and

  •
  qualifying as a Managing Director in accordance with the requirements of our LLC agreement and bylaws.

EXECUTIVE OFFICERS

Thomas M. O'Brien

President and Chief Executive Officer since: 2007

        Mr. O'Brien has been our President and Chief Executive Officer since 2007, in addition to being one of our Managing Directors and having other experience as described above.

Andrew J. Rebholz

Executive Vice President, Chief Financial Officer and Treasurer since: 2007

Age: 49

        Mr. Rebholz has been a Senior Vice President of RMR since 2007. Previously, Mr. Rebholz served as our Senior Vice President and Controller since 2007. Prior to that time, he served as Vice President and Controller of TravelCenters of America, Inc., our predecessor, since 2002, and as Corporate Controller of our predecessor prior to that since 1997.

Mark R. Young

Executive Vice President and General Counsel since: 2007

Age: 51

        Mr. Young has been a Senior Vice President of RMR since 2011. Previously, Mr. Young served as Vice President of Leasing and Associate General Counsel of RMR from 2006 to 2007. Prior to that time, he served as Assistant Vice President and Associate General Counsel of RMR since 2001. Prior to 2001, Mr. Young held various positions at CMGI, Inc., Staples, Inc., Wilmer, Cutler, Pickering, Hale and Dorr LLP and Sullivan & Worcester LLP.

Michael J. Lombardi

Executive Vice President since: 2007

Age: 62

        Mr. Lombardi served our predecessor in this capacity since 2007 and previously as Senior Vice President of Sales since 2006. Prior to joining our predecessor, Mr. Lombardi was employed for seven years in senior positions in the global marketing and customer service divisions of Ford Motor Company and prior to that for thirteen years in the retail marketing division of British Petroleum plc.

Barry A. Richards

Executive Vice President since: 2010

Age: 61

        Mr. Richards served as our Senior Vice President, Food, since 2008 and prior to that as Vice President, Restaurants since 2007. Prior to that time, Mr. Richards served our predecessor as a Regional Vice President since 2007 and as a District Manager since 2001.

        There are no family relationships among any of our Directors or executive officers. Our executive officers serve at the discretion of our Board of Directors.

        RMR is a privately owned company that provides management services to public and private companies, including us, Government Properties Income Trust, Hospitality Properties Trust, Select Income REIT, Senior Housing Properties Trust and Five Star Quality Care, Inc. Government Properties Income Trust is a publicly traded REIT that primarily invests in properties that are majority leased to government tenants. Hospitality Properties Trust is a publicly traded REIT that primarily owns hotels and travel centers. Select Income REIT is a publicly traded REIT that primarily owns net leased, single tenant office and industrial properties and leased lands in Hawaii. Senior Housing Properties Trust is a publicly traded REIT that primarily owns senior living properties and medical office buildings. Five Star Quality Care, Inc. is a publicly traded real estate based operating company in the healthcare and senior living services business. RMR Advisors, an affiliate of RMR, is an SEC registered investment adviser to the RMR Funds, which are or were investment companies registered under the Investment Company Act of 1940, as amended. Because certain of our officers and Directors also serve as officers, directors or trustees of RMR and of the foregoing entities, RMR and these entities may be considered to be affiliates of us. RMR also provides management services to CommonWealth REIT, a publicly traded REIT that primarily owns office buildings; however, none of the principals or officers of RMR serve as officers, directors or trustees of CommonWealth REIT, and we do not consider CommonWealth REIT to be our affiliate.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Our executive officers, Directors and certain persons who own more than 10% of our outstanding common shares are required by Section 16(a) of the Exchange Act and related regulations:

  •
  to file reports of their ownership of our common shares with the SEC and the NYSE; and

  •
  to furnish us with copies of the reports.

        We received written representations from each such person who did not file an annual statement on Form 5 with the SEC that no Form 5 was due. Based on our review of the reports and representations, we believe that all Section 16(a) reports were filed timely in 2013.

 CODE OF BUSINESS CONDUCT AND ETHICS

        We have a Code of Business Conduct and Ethics that applies to all our representatives, including our officers, Directors and employees and employees of RMR. Our Code of Business Conduct and Ethics is posted on our website, www.tatravelcenters.com. A printed copy of our Code of Business Conduct and Ethics is also available free of charge to any person who requests a copy by writing to our Secretary, TravelCenters of America LLC, Two Newton Place, 255 Washington Street, Newton, MA 02458. We intend to disclose any amendments to or waivers of our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and controller (or any person performing similar functions) on our website.

DIRECTOR NOMINATION PROCESS

        There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors as described in our Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders filed with the SEC on March 18, 2013.

AUDIT COMMITTEE

        Our Board of Directors has a standing Audit Committee which was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised solely of our Independent Directors: Barbara D. Gilmore, Lisa Harris Jones and Arthur G. Koumantzelis. Mr. Koumantzelis serves as Chair of the Audit Committee. Each member of the Audit Committee meets the independence requirements of the NYSE, the Exchange Act and our Governance Guidelines. Each member of the Audit Committee is financially literate, knowledgeable and qualified to review financial statements. Our Board of Directors has determined that Mr. Koumantzelis is the Audit Committee's "financial expert" and is independent as defined by the rules of the SEC and the NYSE. Our Board of Directors' determination that Mr. Koumantzelis is the Audit Committee's financial expert was based upon his experience as: (i) a member of the audit committees of other publicly owned companies; (ii) the chief financial officer of a company which was required to file reports with the SEC; and (iii) a certified public accountant who was responsible for auditing companies which filed SEC reports.

Item 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Overview

        This Compensation Discussion and Analysis provides a detailed description of our executive compensation philosophy and programs, the compensation decisions our Compensation Committee made under those programs in 2013 and the factors which impacted those decisions. This Compensation Discussion and Analysis discusses the compensation of our "named executive officers"

for 2013, who are the officers for whom compensation disclosure is required to be made in this Annual Report on Form 10-K under SEC rules. For 2013, our named executive officers were:

Name	Title
Thomas M. O'Brien	President and Chief Executive Officer
Andrew J. Rebholz	Executive Vice President, Chief Financial Officer and Treasurer
Michael J. Lombardi	Executive Vice President
Mark R. Young	Executive Vice President and General Counsel
Ara A. Bagdasarian*	Executive Vice President
Barry A. Richards	Executive Vice President

*
On January 31, 2014, we entered into a retirement agreement with Ara Bagdasarian, pursuant to which Mr. Bagdasarian resigned effective as of April 30, 2014.

Compensation Philosophy and Process

        Our compensation program is designed to help us achieve our business objectives, which include increasing, on a long-term basis, the value of us by improving our financial and operating performance, improving our competitive position within our industry and managing risks facing us.

        Individual performance is an important factor in determining each element of compensation. Our Compensation Committee determines the compensation of our Chief Executive Officer, Chief Financial Officer and General Counsel, and determines the amount and terms of share grants to all of our executive officers. Our Compensation Committee recommends to our Board of Directors and our Board of Directors determines all compensation, other than share grants, for our executive officers other than our Chief Executive Officer, Chief Financial Officer and General Counsel. There is no formulaic approach to the determinations of an executive officer's compensation; these determinations are made in the discretion of our Compensation Committee and our Board of Directors. Determinations of an executive officer's compensation are also not made as a direct result of benchmarking compensation against that of other companies.

        Our Compensation Committee and our Board of Directors believe it is important to further align the interests of our executive officers with those of our shareholders and therefore have determined that a significant portion of each executive officer's annual compensation will be paid in the form of share awards that vest subject to continued employment over periods ranging from four to nine years from the date of grant. Our Compensation Committee and our Board of Directors also believe that performance of our executive officers may be improved by paying a substantial portion of each executive officer's cash compensation as an annual bonus. Our Compensation Committee and our Board of Directors currently limit the annual base salaries of our executive officers and utilize changes in annual cash bonus amounts as the primary mechanism for effecting annual compensation adjustments for our executive officers.

        The primary factor considered by our Compensation Committee and our Board of Directors when determining discretionary compensation for our executive officers is the historical cash and equity compensation paid to each executive officer and to our other executive officers with similar responsibilities. However, our Compensation Committee and our Board of Directors also consider, among other things, the executive officer's:

  •
  accomplishments during the year;

  •
  ability to identify areas for our improvement and to achieve benefits from those improvements;

  •
  quality of decisions made;

  •
  ability to lead employees both in routine activities and in special projects;

  •
  change in performance as compared to the prior year;

  •
  perceived potential for future development and for assuming additional or alternative duties in the future;

  •
  background, training, education and experience; and

  •
  specific areas of expertise and value to us, and the likelihood that we could find a suitable replacement on a timely and cost effective basis.

        In addition to the consideration of the various factors described in the preceding paragraphs, our Compensation Committee and our Board of Directors consider available compensation data for public companies that are engaged in businesses similar to our business or that possess size or other characteristics that are similar to us. None of the Company's direct competitors are public companies and therefore the Company does not have access to the compensation practices and amounts of those companies. Consequently, in order to obtain a general understanding of current trends in compensation practices and ranges of amounts being awarded by other public companies, we compiled and reviewed comparative data gleaned from public filings regarding compensation paid by a group of public companies in the following industries: specialty retail; hotels, restaurants and leisure; food retail; and food and staples retailing industries.1

        Because the primary factor considered by our Compensation Committee and our Board of Directors is the historical compensation paid to each individual executive officer and to other executives with similar responsibilities, our Compensation Committee and our Board of Directors believe that our compensation philosophy with respect to our executive officers helps limit incentives for management to take excessive risk for short-term benefit.

Details of 2013 Compensation Process

        In September 2013, Ms. Gilmore, the Chair of our Compensation Committee, met with Mr. Barry Portnoy, our (non-employee) Managing Director, Mr. Adam Portnoy, President and Chief Executive Officer of RMR, and the chairs of the compensation committees of the other public companies for which RMR provides services. RMR provides management services to us, CommonWealth REIT, Government Properties Income Trust, Hospitality Properties Trust, Select Income REIT, Senior Housing Properties Trust and Five Star Quality Care, Inc. The purposes of this meeting were, among other things, to discuss compensation philosophy regarding potential share grants to be made by us and to consider the compensation payable to our Director of Internal Audit (who provides services to us and to other companies to which RMR provides management services), as well as to consider the allocation of internal audit and related services costs among us and other companies to which RMR provides such services.

        At a Compensation Committee meeting in November 2013, our Compensation Committee conducted a review of executive and employee compensation and considered recommendations arising from the September 2013 meeting, recommendations provided by management and other factors such as: (i) the amount of cash compensation historically paid to each executive officer; (ii) the amounts and value of historical share awards made to each executive officer; (iii) the amounts of cash compensation

1
This group of public companies was comprised of Advance Auto Parts, Inc.; AutoZone, Inc.; Brinker International, Inc.; Casey's General Stores, Inc.; Cracker Barrel Old Country Store, Inc.; Darden Restaurants, Inc.; Genuine Parts Company; Jack in the Box Inc.; Office Depot, Inc.; OfficeMax Incorporated; Staples, Inc.; Starbucks Corporation; Susser Holdings Corporation; The Pantry, Inc.; Wendy's International, Inc.; and YUM! Brands, Inc.

and share awards paid to persons with similar levels of responsibility; (iv) the then current market prices of our common shares; (v) the performance of each executive officer during 2013; (vi) each executive officer's expected future contributions to us; (vii) each executive officer's relative mix of cash and noncash compensation; (viii) the comparative data about executive compensation trends and amounts that we assembled; and (ix) our financial position and operating performance in the past year and our perceived future prospects. Our Compensation Committee did not engage a compensation consultant to participate in the determination or recommendation of the amounts or form of compensation for our executive officers. Messrs. O'Brien, Rebholz and Young participated in parts of the Compensation Committee meeting with regard to consideration of compensation generally and to our other officers, but they left that meeting and did not participate in the Compensation Committee's determination and recommendation of their compensation. Mr. Barry Portnoy participated in parts of the Compensation Committee meeting, but left the meeting and did not participate in the final decisions and recommendations made by our Compensation Committee. All members of our Board of Directors participated in the Board of Directors' decisions on compensation which were not determined by our Compensation Committee.

Compensation Components

        The mix of base salary, cash bonus and equity compensation that we pay to our executive officers varies depending on the executive officer's position and responsibilities with us. Our Compensation Committee does not follow a set formula or specific guidelines in determining how to allocate the compensation components for our executives.

        The components of the compensation packages of our executive officers are as follows:

Base Salary

        Base salaries are reviewed annually and adjusted, if appropriate, on a subjective basis based upon consideration of a number of factors including, but not limited to, the individual performance factors described above, as well as (i) the historical amount paid to each executive officer; (ii) a comparison of the executive officer's pay to that of other individuals within our company and the relative responsibilities, titles, roles, experiences and capabilities of such other individuals; (iii) the comparative data about executive compensation trends and amounts that we assembled; (iv) our financial position and operating performance throughout the relevant year; and (v) for officers other than our Chief Executive Officer and Chief Financial Officer, an evaluation of the officers' performance provided by Messrs. O'Brien, Rebholz and Young. In 2013, we continued our practice of limiting the annual base salaries of our executive officers to a maximum of $300,000, with the exception of Mr. Lombardi whose annual base salary continues to be limited to $339,000, which is the annual base salary amount that was established for him by our predecessor. For 2013, our Compensation Committee also determined to maintain the annual base salary for each of our named executive officers at its prior level, except in the cases of Mr. Bagdasarian, whose annual base salary was increased, effective January 1, 2014, from $260,000 to $265,000, and Mr. Richards, whose annual base salary was increased, effective January 1, 2014, from $240,000 to $255,000.

Annual Bonus and Share Award Plan

        Each of our executive officers is eligible to receive an annual cash bonus and share award. There is no formulaic approach used in determining the amount of these annual cash and share awards. The cash bonus and share awards are determined on a subjective basis by our Compensation Committee and our Board of Directors, as the case may be, based upon consideration of a number of factors, which include the factors taken into account in connection with the base salary determinations discussed above. In addition, in determining cash bonus and share awards for our executive officers, our Compensation Committee and our Board of Directors also consider the recommendations of the

Chair of our Compensation Committee, Ms. Gilmore, following her meeting with Messrs. Portnoy and the chairs of the compensation committees of other public companies for which RMR provides services. In light of the limitations imposed on the annual base salaries of our executive officers that are described above, changes in annual cash bonus amounts are the primary mechanism for effecting annual compensation adjustments for our executive officers. For bonus amounts paid to our executive officers for 2013, there were no bonus targets established. In addition, no bonus targets have been established for purposes of bonus amounts that may be paid to our executive officers in 2014.

        For 2013, our Compensation Committee awarded Mr. O'Brien a bonus of $1,600,000 in cash and also awarded him 150,000 of our common shares that will vest in ten equal annual installments beginning on the grant date. The shares awarded had a value at the grant date of $1,602,000; the vested portion of the share award was therefore $160,200 as of the grant date. In making this cash bonus and this share award, our Compensation Committee considered, among other things, Mr. O'Brien's performance in leading us through 2013; his role in expanding our business and profitability; his management of capital and operating expenditures in relation to the prevailing business levels; his role in maintaining fuel sales and pricing in order to maintain fuel margin; his role in assessing capital market opportunities and opportunistically procuring capital; his role in our regulatory compliance; his development of new, and enhancement of existing, marketing programs, operating initiatives, products and services that take advantage of our competitive strengths to grow our business in a slowly recovering economy and position us for future growth; his role in identifying potential acquisitions and structuring and negotiating acquisitions for us; his role in the integration of travel centers we acquired in 2011, 2012 and 2013 with our existing operations; his role in negotiating a natural gas initiative with Shell; and his role in negotiating other agreements with our suppliers and customers and managing risks facing us. Our Compensation Committee determined that the share award would vest over time to ensure a continuing commonality of interest between Mr. O'Brien and our shareholders, to provide Mr. O'Brien with an incentive to remain with us to earn the unvested portion of the award and to encourage appropriate levels of risk taking in his decisions affecting our business in the short-term and in the long-term. The foregoing description of the share award to Mr. O'Brien during 2013 does not include the share award granted to him in his capacity as one of our Managing Directors.

        The annual cash bonuses for Mr. Rebholz and Mr. Young were determined by our Compensation Committee after consideration of the same criteria described above with regard to Mr. O'Brien as applied to Mr. Rebholz's and Mr. Young's respective performances and after consideration of the other matters noted above, as applicable, that our Compensation Committee considers in determining compensation generally. The annual cash bonuses for our executive officers, other than Messrs. O'Brien, Rebholz and Young, were recommended by our Compensation Committee and approved by our Board of Directors based upon the consideration and evaluation of each executive's performance and level of total compensation as well as the other matters noted above, with regard to the compensation paid to Messrs. O'Brien, Rebholz and Young. These considerations included, but were not limited to, each executive officer's historical level of total compensation and our financial and operating performance during 2013 and each executive officer's level of total compensation.

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

        We made equity awards under our Amended and Restated TravelCenters of America 2007 Equity Compensation Plan, or the Plan, to our executive officers and others based upon factors that our Compensation Committee considered relevant to align the interests of the persons to whom awards were made with our business objectives, which include, but are not limited to, increasing, on a long-term basis, the value of us by improving our prospects, competitive position within our industry and financial and operating performance, managing risks facing us, as well as achieving strategic initiatives and objectives. In addition to the award of our common shares made to Mr. O'Brien during 2013, our Compensation Committee awarded our common shares to each of our other executive officers who were employed by us at the grant date. These awards ranged in size and value from 37,500 common shares, having a grant date value of $400,500, to 75,000 common shares, having a grant date value of $801,000. In determining the size of each share award, our Compensation Committee considered the responsibilities of the executive, the prior year's share grant, the relation of the size of the award to the size of the share award made to Mr. O'Brien and other factors, including their past and expected future performances and cash bonuses, the total value of the granted shares relative to the value of past grants, 2013 annual cash salaries, the executive officer's tenure with us and our operational results during 2013. In each case, our Compensation Committee determined that the share awards would vest in five equal annual installments for those other executive officers (other than Mr. Rebholz whose shares vest in ten equal annual installments), in each case with the first tranche being vested on the date of the grant, to ensure a continuing commonality of interest between the recipients and our shareholders, to provide our executives with an incentive to remain with us to earn the unvested portion of the award and to encourage appropriate levels of risk taking in their long-term decisions affecting our business.

Other Benefits

        Our executive officers are entitled to participate in our benefit plans on the same terms as our other employees. These plans include medical, dental and life insurance plans and a defined contribution retirement plan. We suspended matching contribution payments to our defined contribution retirement plan in May 2009 and such payments had not been reinstated as of December 31, 2013. We do not provide other executive perquisites.

All Other Payments

        The Summary Compensation Table below includes a column for amounts described as "All Other Compensation". For each of those years, there no such amounts paid by us to our executive officers.

Say on Pay Results

        Our current policy, consistent with the prior vote of our shareholders, is to provide shareholders with an opportunity to approve, on an advisory basis, the compensation of our named executive officers once every three years at our Annual Meeting of Shareholders. In evaluating our compensation process for 2013, our Compensation Committee generally considered the results of the advisory vote of our shareholders on the compensation of the executive officers named in the proxy statement for our 2012 Annual Meeting of Shareholders. Our Compensation Committee noted that more than 93% of votes cast approved the compensation of the named executive officers as described in our 2012 proxy statement. Our Compensation Committee considered these voting results as supportive of the committee's general executive compensation practices, which have been consistently applied since that prior vote of our shareholders on our executive compensation.

 COMPENSATION COMMITTEE REPORT

        Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2013.

                      Barbara D. Gilmore, Chair
                      Lisa Harris Jones
                      Arthur G. Koumantzelis

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Our Compensation Committee is comprised entirely of our three Independent Directors listed above. No member of our Compensation Committee is a current, or during 2013 was a former, officer or employee of ours. During 2013, no member of our Compensation Committee had a relationship that must be described under SEC rules relating to disclosure of related person transactions. In 2013, none of our executive officers served (i) on the compensation committee of any entity that had one or more of its executive officers serving on our Board of Directors or our Compensation Committee, or (ii) on the board of directors or board of trustees of any entity that had one or more of its executive officers serving on our Compensation Committee. A majority of the members of our Compensation Committee serve as independent directors or independent trustees and compensation committee members of other public companies to which RMR or its affiliates provide management services.

EXECUTIVE COMPENSATION

        The following tables, narratives and footnotes discuss the compensation of our Chief Executive Officer, Chief Financial Officer and all of our other executive officers at December 31, 2013, who are our named executive officers. The compensation information for the persons included in the compensation tables are for services rendered to us and our subsidiaries and do not include information regarding any compensation received by such persons for services rendered to RMR.

2013 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	All Other Compensation ($)	Total ($)
Thomas M. O'Brien(1)	2013	$300,000	$1,600,000	$1,684,875	$—	$3,584,875
President and Chief	2012	300,000	1,540,000	910,400	—	2,750,400
Executive Officer	2011	300,000	1,400,000	907,250	—	2,607,520
Andrew J. Rebholz	2013	300,000	516,000	801,000	—	1,617,000
Executive Vice President,	2012	300,000	490,000	436,000	—	1,226,000
Chief Financial Officer and	2011	300,000	450,000	424,000	—	1,174,000
Treasurer
Michael J. Lombardi	2013	339,000	316,000	400,500	—	1,055,500
Executive Vice President	2012	339,000	295,000	218,000	—	852,000
	2011	339,000	275,000	212,000	—	826,000
Mark. R. Young	2013	300,000	320,000	400,500	—	1,020,500
Executive Vice President and	2012	300,000	300,000	218,000	—	818,000
General Counsel	2011	300,000	275,000	212,000	—	787,000
Ara A. Bagdasarian(2)	2013	265,000	278,000	400,500	—	943,500
Executive Vice President	2012	260,000	250,000	218,000	—	728,000
	2011	250,000	250,000	212,000	—	712,000
Barry A. Richards	2013	255,000	283,000	400,500	—	938,500
Executive Vice President	2012	240,000	275,000	218,000	—	733,000

*
Represents the grant date fair value of shares granted in 2013, 2012 and 2011, as applicable, compiled in accordance with FASB Accounting Standards Codification Topic 718, "Compensation—Stock Compensation", or ASC 718. No assumptions are used in this calculation.

(1)
Mr. O'Brien's share awards amounts include $82,875, $38,400 and $59,250 of compensation received for services as Director for 2013, 2012 and 2011, respectively.

(2)
On January 31, 2014, we entered into a retirement agreement with Ara Bagdasarian, pursuant to which Mr. Bagdasarian resigned effective as of April 30, 2014.

2013 Grants of Plan Based Awards

        Share awards granted by us to our Chief Executive Officer and Chief Financial Officer in 2013 provide that one tenth of each award vests on the grant date and one tenth vests on each of the next nine anniversaries of the grant date. Share awards granted by us to our other named executive officers in 2013 provide that one fifth of each award vests on the grant date and one fifth vests on each of the next four anniversaries of the grant date. In the event a recipient who has been granted a share award ceases to perform duties for us or ceases to be an officer or an employee of RMR or any company that RMR manages or that is affiliated with RMR during the vesting period, at our option, the recipient shall forfeit the common shares that have not yet vested. Holders of vested and unvested shares awarded under the Plan are eligible to receive distributions that the we make, if any, on our shares on the same terms as other holders of our common shares.

        The following table shows shares granted in 2013, including vested and unvested grants.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards*
Thomas M. O'Brien	5/20/2013	7,500	**	$82,875
	11/19/2013	150,000		1,602,000
Andrew J. Rebholz	11/19/2013	75,000		801,000
Michael J. Lombardi	11/19/2013	37,500		400,500
Mark R. Young	11/19/2013	37,500		400,500
Ara A. Bagdasarian	11/19/2013	37,500		400,500
Barry A. Richards	11/19/2013	37,500		400,500

*
Equals the number of shares multiplied by the closing price on the date of grant, which is also the grant date fair value under ASC 718. No assumptions are used in this calculation.

**
Shares granted in Mr. O'Brien's capacity as a Director, which vested fully on the grant date.

2013 Outstanding Equity Awards at Fiscal Year-End

		Stock Awards
Name	Year Granted	Number of Shares or Units of Stock That Have Not Vested (#)*	Market Value of Shares or Units of Stock That Have Not Vested ($)**
Thomas M. O'Brien(1)	2013	135,000	$1,314,900
	2012	160,000	1,558,400
	2011	140,000	1,363,600
	2010	120,000	1,168,800
	2009	100,000	974,000
	2008	80,000	779,200
	2007	60,000	584,400
Andrew J. Rebholz(1)	2013	67,500	657,450
	2012	80,000	779,200
	2011	70,000	681,800
	2010	60,000	584,400
Michael J. Lombardi	2013	30,000	292,200
	2012	30,000	292,200
	2011	20,000	194,800
	2010	9,000	87,660
Mark R. Young	2013	30,000	292,200
	2012	30,000	292,200
	2011	20,000	194,800
	2010	9,000	87,660
Ara A. Bagdasarian	2013	30,000	292,200
	2012	30,000	292,200
	2011	20,000	194,800
	2010	9,000	87,660
Barry A. Richards	2013	30,000	292,200
	2012	30,000	292,200
	2011	20,000	194,800
	2010	9,000	87,660

*
Unless noted otherwise, share awards granted by us to our executive officers provide that one fifth of each award vests on the grant date and one fifth vests on each of the next four anniversaries of the grant date. The shares granted in 2013 were granted on November 19, 2013; the shares granted in 2012 were granted on December 4, 2012; the shares granted in 2011 were granted on November 29, 2011; the shares granted in 2010 were granted on December 1, 2010; the shares granted in 2009 were granted on December 8, 2009; the shares granted in 2008 were granted on November 24, 2008; and the shares granted in 2007 were granted on November 26, 2007. At our option, in the event a recipient who has been granted a share award ceases to perform duties for us, RMR or any company that RMR manages or that is affiliated with RMR during the vesting period, the recipient shall forfeit all or a portion of the shares that have not yet vested.

**
Equals the number of shares multiplied by the closing price of our common shares on December 31, 2013.

(1)
These share awards provide that one tenth of each award vested on the grant date and one tenth vests on each of the next nine anniversaries of the grant date.

2013 Stock Vested

        The following table shows share grants that vested in 2013, including shares granted in prior years.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)*
Thomas M. O'Brien	142,500	$1,512,875
Andrew J. Rebholz	52,500	552,950
Michael J. Lombardi	45,500	479,860
Mark R. Young	45,500	479,860
Ara A. Bagdasarian	40,500	427,810
Barry A. Richards	40,500	427,810

*
Equals the number of shares multiplied by the closing price on the 2013 dates of vesting of grants made in 2013 and prior years.

Potential Payments upon Termination or Change in Control

        From time to time, we have entered into arrangements with former employees of ours or RMR in connection with the termination of their employment with us or RMR, providing for the acceleration of vesting of restricted shares previously granted to them under the Plan and, in certain instances, payments for future services to us as a consultant or part time employee and continuation of health care and other benefits. Although we have no formal policy, plan or arrangement for payments to employees of ours or RMR in connection with their termination of employment with us or RMR, we may in the future provide on a discretionary basis for similar payments depending on various factors we then consider relevant and if we believe it is in the its best interests to do so.

        On January 31, 2014, we entered into a retirement agreement with Ara Bagdasarian, our Executive Vice President. Pursuant to the retirement agreement, Mr. Bagdasarian resigned effective as of April 30, 2014. Pursuant to the retirement agreement, from May 1, 2014 through December 31, 2014, Mr. Bagdasarian will provide transition services to us and our subsidiaries. The retirement agreement provides that Mr. Bagdasarian will continue to receive his base salary of $267,000 and other benefits through December 31, 2014, and subject to certain conditions, will receive a bonus of $200,000 on January 9, 2015. The retirement agreement also provides that, in exchange for providing services to us through December 31, 2014, we will accelerate the vesting date of any unvested shares Mr. Bagdasarian owns as of January 1, 2015. The retirement agreement contains other customary terms and conditions, including non-solicitation, non-competition, confidentiality and other covenants.

        On November 19, 2013, our Compensation Committee approved grants of 150,000 common shares to Mr. Thomas O'Brien, 75,000 common shares to Mr. Andrew Rebholz and 37,500 common shares to each of Messrs. Mark Young, Michael Lombardi, Ara Bagdasarian and Barry Richards. These grants were valued at $10.68 per common share, the closing price of our common shares on the NYSE on the date of grant, and were made under the Plan. The award letter for the grants to Messrs. O'Brien and Rebholz provides for vesting of the common shares in ten equal installments beginning on the date of grant and acceleration of vesting of all share grants (including those previously awarded) upon the occurrence of (i) a change in control of us, or a Change in Control, or (ii) RMR ceasing to be the manager or shared services provider to us, or a Termination Event. The award letter for the grants to each of Messrs. Young, Lombardi, Bagdasarian and Richards provides for vesting of the common shares in five equal installments beginning on the date of grant and acceleration of vesting of all share grants (including those previously awarded) upon the occurrence of a Change in Control or Termination Event.

        The following table describes the potential payments to our named executive officers upon a Change in Control or Termination Event as of December 31, 2013.

Name	Number of Shares Vested Upon Change in Control or Termination Event (#)	Value Realized on Change in Control or Termination Event as of December 31, 2013 ($)*
Thomas M. O'Brien	795,000	$7,743,300
Andrew J. Rebholz	277,500	2,702,850
Michael J. Lombardi	89,000	866,860
Mark R. Young	89,000	866,860
Ara A. Bagdasarian	89,000	866,860
Barry A. Richards	89,000	866,860

*
Equals the number of shares multiplied by the closing price of the Company's Common Shares on December 31, 2013.

DIRECTOR COMPENSATION

        The Compensation Committee is responsible for reviewing and determining the grants of our common shares awarded to our Directors and making recommendations to our Board of Directors regarding cash compensation paid to our Directors for Board, committee and committee chair services. Under our Compensation Committee's Charter, the committee is authorized to engage consultants or advisors in connection with its review and analysis of Director compensation, though it did not engage any consultants or advisors in 2013 with respect to Director compensation. Our Managing Directors do not receive cash compensation for their services as Directors but do receive grants of our common shares. The number of our common shares granted to each of our Managing Directors is the same as the number granted to each our Independent Directors.

        All of our Directors receive compensation in common shares to further align the interests of our Directors with those of our shareholders. In determining the amount and composition of each of our Director's compensation, our Compensation Committee takes various factors into consideration, including, but not limited to, the responsibilities of our Directors generally, as well as for service on committees and as committee chairs, and the forms of compensation paid to directors or trustees by comparable companies, including the compensation of directors and trustees of other companies managed by RMR. Our Board of Directors reviews our Compensation Committee's recommendations regarding Director cash compensation and determines the amount of such compensation.

2013 Annual Compensation

        After giving effect to the changes approved by our Board of Directors on May 20, 2013, each of our Independent Directors receives an annual fee of $35,000 for services as a Director, plus a fee of $1,000 for each meeting attended (prior to such date the meeting fee was $750). Up to two $1,000 fees (or, if prior to May 20, 2013, two $750 fees) are paid to each of our Independent Directors if a Board of Directors meeting and one or more Board of Directors committee meetings are held on the same date. In addition, each of our Directors received a grant of 7,500 of our common shares in 2013.

        Each of our Independent Directors who served as a committee chair of our Audit, Compensation and Nominating and Governance Committees received an additional annual fee of $17,500, $7,500 and $7,500, respectively. Our Directors are reimbursed for out of pocket costs they incur from attending continuing education programs and for travel expenses incurred in connection with their service as Directors.

        The following table details the total compensation of our Directors for the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)**	Stock Awards ($)***	All Other Compensation ($)	Total ($)
Patrick F. Donelan(1)	$60,750	$82,875	$—	$143,625
Barbara D. Gilmore	60,750	82,875	—	143,625
Lisa Harris Jones(2)	20,500	80,100	—	100,600
Arthur G. Koumantzelis	70,750	82,875	—	153,625
Thomas M. O'Brien*	—	82,875	—	82,875
Barry M. Portnoy*	—	82,875	—	82,875

*
Managing Directors do not receive cash compensation for their services as Directors. The compensation of Mr. O'Brien for his services as President and Chief Executive Officer is described above under "Executive Compensation".

**
The amounts reported in the Fees Earned or Paid in Cash column reflect the cash fees earned by each Independent Director. In addition to the $35,000 annual cash fee, each of Messrs. Donelan and Koumantzelis and Ms. Gilmore earned an additional $7,500, $17,500 and $7,500, respectively, for service as a committee chair in 2013. Ms. Jones earned a pro-rated annual cash fee of $17,500. Each of Messrs. Donelan and Koumantzelis and Ms. Gilmore earned an additional $18,250 in fees for meetings attended in 2013. Ms. Jones earned an additional $3,000 for meetings attended in 2013.

***
Equals the number of shares multiplied by the closing price of our common shares on the grant date. This is also the compensation cost for the award recognized by us for financial reporting purposes pursuant to ASC 718. No assumptions are used in this calculation. All share grants to Directors vest at the time of grant.

(1)
Mr. Donelan served as an Independent Director until his death on December 31, 2013.

(2)
Ms. Jones was elected to our Board of Directors on November 19, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

        We may grant options and common shares from time to time to our officers, Directors, employees and other individuals who render services to us, subject to vesting requirements, as applicable, under our Amended and Restated TravelCenters of America 2007 Equity Compensation Plan, or the Plan. An aggregate of 6,000,000 of our common shares have been reserved for issuance under the Plan. In 2013 we issued 619,075 common shares to our Directors, officers, employees and others who provide services to us. The terms of grants made under the Plan are determined by the Compensation Committee of our Board of Directors at the time of the grant. The following table is as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	None	1,533,300
Equity compensation plans not approved by security holders	None	None	None

Total	None	None	1,533,300

OWNERSHIP OF EQUITY SECURITIES

Directors and Executive Officers

        The following table sets forth information regarding beneficial ownership of our common shares by each Director, each individual named in the 2013 Summary Compensation Table above and our Directors and executive officers as a group, all as of May 7, 2014. Unless otherwise noted, voting power and investment power in our common shares are exercisable solely by the named person.

Name and Address*	Aggregate Number of Shares Beneficially Owned	Percent of Outstanding Shares**	Additional Information
Thomas M. O'Brien	1,453,190.5	3.9%
Andrew J. Rebholz	440,000	1.2%
Michael J. Lombardi	275,000	***
Mark R. Young	272,515	***
Barry A. Richards	165,800	***
Ara A. Bagdasarian(1)	132,500	***
Barry M. Portnoy	69,911.6	***	HPT owns 3,420,000 common shares. In his capacity as a managing trustee of HPT and as Chairman, a director and majority beneficial owner of RMR, Mr. Barry Portnoy may also be deemed to beneficially own (and have shared voting and dispositive power over) the 3,420,000 common shares beneficially owned by HPT, but Mr. Barry Portnoy disclaims such beneficial ownership.
Arthur G. Koumantzelis	48,061.4	***
Barbara D. Gilmore	57,500	***	Includes 10,000 common shares owned by Ms. Gilmore's husband. Ms. Gilmore disclaims beneficial ownership of these shares, except to the extent of her pecuniary interest in the shares.
Lisa Harris Jones	7,500	***
All Directors and executive officers as a group (nine persons)	2,789,478.5	7.4%

*
The address of each identified person or entity is: c/o TravelCenters of America LLC, 24601 Center Ridge Road, Suite 200, Westlake, Ohio 44145.

**
Based on 37,625,366 of our common shares outstanding as of March 10, 2014.

***
The identified person owns less than 1% of our common shares outstanding.

(1)
On January 31, 2014, we entered into a retirement agreement with Ara Bagdasarian, pursuant to which Mr. Bagdasarian resigned effective as of April 30, 2014.

Principal Stockholders

        Set forth in the table below is information about the number of shares held by persons we know to be the beneficial owners of more than 5% of our common shares.

Name and Address	Aggregate Number of Shares Beneficially Owned*	Percent of Outstanding Shares**	Additional Information
Hospitality Properties Trust	3,420,000	9.1%	HPT owns and has sole voting and
Two Newton Place 255 Washington Street Newton, Massachusetts 02458			dispositive power over 3,420,000 common shares, Barry M. Portnoy and Adam D. Portnoy are managing trustees of HPT. RMR manages HPT. RMR is indirectly beneficially owned by Barry M. Portnoy and Adam D. Portnoy; Barry Portnoy is Chairman and a director of RMR and Adam Portnoy is President, Chief Executive Officer and a director of RMR. Barry Portnoy directly owns 69,911.6 common shares and Adam Portnoy directly owns 75,263.8 common shares (including 21,600 common shares subject to vesting periodically through 2017). Under certain regulatory definitions, RMR and Messrs. Barry and Adam Portnoy may be deemed to beneficially own (or to have shared voting and dispositive power over) the common shares owned by HPT; however, RMR and Messrs. Barry and Adam Portnoy have each disclaimed such beneficial ownership.
Capital Research Global Investors	2,423,750	6.4%	Based solely on a Schedule 13G filed
("Capital Research") 333 South Hope Street Los Angeles, California 90071	with the SEC on February 13, 2014 by Capital Research:

•

Capital Research is a division of Capital Research and Management Company ("CRMC"). Capital Research is deemed to be the beneficial owner of 2,423,750 common shares as a result of CRMC acting as adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

*
As of December 31, 2013.

**
Our LLC agreement and other agreements to which we are a party place restrictions on the ability of any person or group to acquire beneficial ownership of more than 9.8% of any class or series of our shares. In addition, in order to help us preserve the tax treatment of our net operating losses and other tax benefits, our bylaws generally provide that transfers of our shares to a person, entity or group that is then, or would become as a result, an owner of 5% or more of our outstanding shares under applicable standards would be void in total for transferees then already owning 5% or more of our shares, and for transferees that would otherwise become owners of 5% or more of our shares, to the extent the transfer would so result in such level of ownership by the proposed transferee and to the extent not approved by us. The 5% ownership limitation under our Bylaws is determined based on applicable tax rules. Capital Research has represented to us that it does not own 5% or more of our shares under those applicable tax rules or in violation of the 5% ownership limitation under our bylaws. The percentages indicated are based on 37,625,366 of our common shares outstanding as of December 31, 2013.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

RELATED PERSON TRANSACTIONS

        Note 17 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

        The foregoing descriptions of our agreements with HPT, RMR and AIC are summaries and are qualified in their entirety by the terms of the agreements. Copies of certain of the agreements evidencing these relationships are filed with the SEC and may be obtained from the SEC's website, www.sec.gov.

        We believe that our agreements with HPT, RMR and AIC are on commercially reasonable terms. We also believe that our relationships with HPT, RMR and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

DIRECTOR INDEPENDENCE

        Under the corporate governance listing standards of the NYSE, our Board of Directors must consist of a majority of independent directors. Under NYSE corporate governance listing standards, to be considered independent:

  •
  the director must not have a disqualifying relationship, as defined in these NYSE standards; and

  •
  our Board of Directors must affirmatively determine that the director otherwise has no material relationship with us directly, or as an officer, shareholder or partner of an organization that has a relationship with us. To aid in the director independence assessment process, our Board of Directors has adopted written Governance Guidelines as described below.

        Our LLC agreement and bylaws also require that a majority of our Board of Directors be Independent Directors. Under our LLC agreement and bylaws, Independent Directors are not employees of ours or RMR, are not involved in our day to day activities and are persons who qualify as independent under the applicable rules of the NYSE and SEC.

        Our Board of Directors regularly, and at least annually, affirmatively determines whether Directors have a direct or indirect material relationship with us, including our subsidiaries, other than serving as our Directors. In making independence determinations, our Board of Directors observes NYSE and SEC criteria, as well as the requirements of our LLC agreement and bylaws. When assessing a Director's relationship with us, our Board of Directors considers all relevant facts and circumstances, not merely from the Director's standpoint, but also from that of the persons or organizations with which the Director has an affiliation. As a result of its annual review, our Board of Directors has determined that Barbara D. Gilmore, Lisa Harris Jones and Arthur G. Koumantzelis currently qualify as independent directors under applicable NYSE rules and SEC criteria and are Independent Directors under our LLC agreement and bylaws. In making these determinations, our Board of Directors reviewed and discussed additional information provided by the Directors and us with regard to each of the Independent Directors' relationships with RMR and the companies to which RMR and its affiliates provide management and advisory services. Our Board of Directors has concluded that none of these three Directors possessed or currently possesses any relationship that could impair his or her judgment in connection with his or her duties and responsibilities as an Independent Director or that could otherwise be a direct or indirect material relationship under applicable NYSE standards.

Item 14.    Principal Accounting Fees and Services

Audit Fees and Other Fees

        The following table shows the fees for audit and other services provided by Ernst & Young LLP for the fiscal years 2013 and 2012.

	2013 Fees*	2012 Fees
Audit Fees	$2,628,798	$1,786,518
Audit-Related Fees	—	—
Tax Fees	25,000	25,000
All Other Fees	—	—

*
The audit fees amount for 2013 is based on the fees estimate provided by Ernst & Young LLP to and approved by the Audit Committee for services provided to us by Ernst & Young LLP, including in connection with the audit of our 2013 financial statements and internal control over financial reporting, as well as additional estimated amounts for those services. The final amount of the fees for those services may vary from the estimate provided.

        Audit Fees.    This category includes fees associated with the annual financial statements audit and related audit procedures, the audit of internal control over financial reporting, work performed in connection with any registration statements and applicable Current Reports on SEC Form 8-K and the review of our Quarterly Reports on SEC Form 10-Q.

        Audit-Related Fees.    This category consists of services that are reasonably related to the performance of the audit or review of financial statements and are not included in "Audit Fees". These services principally include due diligence in connection with acquisitions, consultation on accounting and internal control matters, audits in connection with proposed or consummated acquisitions, information systems audits and other attest services.

        Tax Fees.    This category consists of fees for tax services, including tax compliance, tax advice and tax planning.

        All Other Fees.    This category consists of services that are not included in the above categories.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

        Our Audit Committee has established policies and procedures that are intended to control the services provided by our independent auditors and to monitor their continuing independence. Under these policies, no services may be undertaken by the independent auditors unless the engagement is specifically approved by our Audit Committee or the services are included within a category that has been approved by our Audit Committee. The maximum charge for services is established by our Audit

Committee when the specific engagement or the category of services is approved. In certain circumstances, our management is required to notify our Audit Committee when approved services are undertaken and our Audit Committee or its Chair may approve amendments or modifications to the engagement or the maximum fees. Our Director of Internal Audit is responsible for reporting to our Audit Committee regarding compliance with these policies and procedures.

        Our Audit Committee will not approve engagements of the independent auditors to perform non-audit services for us if doing so will cause the independent auditors to cease to be independent within the meaning of applicable SEC or NYSE rules. In other circumstances, our Audit Committee considers, among other things, whether our independent auditors are able to provide the required services in a more or less effective and efficient manner than other available service providers and whether the services are consistent with the Public Company Accounting Oversight Board Rules.

        All services for which we engaged our independent auditors in 2013 and 2012 were approved by our Audit Committee. The total fees for audit and non-audit services provided by Ernst & Young LLP in 2013 and 2012 are set forth above and include estimated fee amounts. The tax fees charged by Ernst & Young LLP during 2013 and 2012 were for tax compliance services, including those related to our income tax returns for the fiscal years ended December 31, 2012 and 2011, respectively. Our Audit Committee approved the engagement of Ernst & Young LLP to provide these non-audit services because it determined that Ernst & Young LLP providing these services would not compromise Ernst & Young LLP's independence and that the firm's familiarity with our record keeping and accounting systems would permit the firm to provide these services with equal or higher quality, more quickly and at a lower cost than we could obtain these services from other providers.

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

  (b)
  Exhibits

2.1	Agreement and Plan of Merger, dated as of September 15, 2006, by and among TravelCenters of America, Inc., Hospitality Properties Trust, HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P. (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of January 30, 2007, by and among TravelCenters of America, Inc., Hospitality Properties Trust, HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P. (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed on February 2, 2007)

2.3	Purchase Agreement, dated as of May 30, 2007, by and among TravelCenters of America LLC, Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P. and the partners of Petro Stopping Centers, L.P. and of Petro Stopping Centers Holdings, L.P. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on June 4, 2007)

2.4	Securities Purchase Agreement, dated as of November 14, 2013, by and among Frederick M. Higgins, Frederick M. Higgins Charitable Remainder Unitrust, Heather Higgins, Leslie Higgins Embry, Cathy Howard, Glenn Howard, Stacy Howard Jones, Wesley Howard, Jamie Gaddie Higgins Family Trust, Jamie Gaddie Higgins Marital Trust, Rita Barks, Danny Evans, Jerry Goff, Helen Jernigan, Martha Miller-Webb, Donna Carlyle, Betsy Monroe, Owen Monroe Trust Under Will, Carrie Leigh Porcel, Frederick M. Higgins, as Sellers' Representative, Girkin Development, LLC and TravelCenters of America LLC (filed herewith)

3.1	Certificate of Formation of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)

3.2	Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 24, 2013)

3.3	Amended and Restated Bylaws of TravelCenters of America LLC, as amended and restated on February 21, 2013 (Incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed on February 27, 2013)

4.1	Form of share certificate (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)

4.2	Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed January 15, 2013)

4.3	First Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed January 15, 2013)

4.4	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

10.1	Transaction Agreement, dated as of January 29, 2007, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)

10.2	Lease Agreement, dated as of January 31, 2007, by and among HPT TA Properties Trust and HPT TA Properties LLC, as Landlord, and TA Leasing LLC, as Tenant (Incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)

10.3	Guaranty Agreement, dated as of January 31, 2007, made by TravelCenters of America LLC, TravelCenters of America Holding Company LLC and TA Operating LLC, as Guarantors, for the benefit of HPT TA Properties Trust and HPT TA Properties LLC, as Landlord, under the Lease Agreement, dated as of January 31, 2007, by and among such Landlord and TA Leasing LLC (Incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)

10.4	Lease Agreement, dated as of May 30, 2007, by and among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and TA Operating LLC (as successor to Petro Stopping Centers, L.P.), as Tenant (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 4, 2007)

10.5	Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, under the Lease Agreement, dated as of May 30, 2007, by and among such Landlord and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 4, 2007)

10.6	First Amendment to Lease Agreement, dated as of March 17, 2008, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2008, filed on November 10, 2008)

10.7	First Amendment to Lease Agreement, dated as of May 12, 2008, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 14, 2008)

10.8		Deferral Agreement, dated as of August 11, 2008, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2008, filed on August 11, 2008)

10.9		Registration Rights Agreement, dated August 11, 2008, between TravelCenters of America LLC and Hospitality Properties Trust (Incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2008, filed on August 11, 2008)

10.10		Amendment Agreement, dated as of January 31, 2011, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 1, 2011)

10.11		Amendment Agreement, dated as of April 15, 2013, among HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC and together with HPT TA Trust, HPT TA LLC, HPT PSC Trust, TA Leasing LLC and TA Operating LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 7, 2013)

10.12		Amendment Agreement, dated as of July 1, 2013, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed August 6, 2013)

10.13		Amendment Agreement, dated as of December 23, 2013, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (filed herewith)

10.14		Amended and Restated Business Management and Shared Services Agreement, dated as of December 4, 2012, by and between TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 6, 2012)

10.15		Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 7, 2012)

10.16		Amended and Restated Loan and Security Agreement, dated as of October 25, 2011, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities from time to time parties thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 28, 2011)

10.17	*	Composite copy of the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, as amended as of May 12, 2011 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011)

10.18	*	Form of Restricted Share Agreement under the 2007 Equity Compensation Plan of TravelCenters of America LLC (for restricted share grants under the plan prior to October 24, 2008) (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated November 30, 2007)

10.19	*	Form of Restricted Share Agreement under the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (for restricted shares granted under the plan on and after October 24, 2008 but prior to November 19, 2013) (Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)

10.20	*	Form of Restricted Share Agreement under the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (for restricted shares granted under the plan on and after November 19, 2013) (filed herewith)

10.21		Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 16, 2012)

10.22		Summary of Director Compensation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 24, 2013)

10.23		Definitive Master Class Settlement Agreement, executed as of March 3, 2014 (filed herewith)

12.1		Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

21.1		Subsidiaries of TravelCenters of America LLC (filed herewith)

23.1		Consent of Ernst & Young LLP (filed herewith)

23.2		Consent of Ernst & Young LLP (filed herewith)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

99.1		Property Management Agreement, dated as of July 21, 2011, by and between Reit Management & Research LLC and TA Operating LLC (Incorporated by reference to Exhibit 99.1 of our Quarterly Report on Form 10-Q filed on November 7, 2011)

99.2		Amended and Restated Reimbursement Agreement, dated May 1, 2012, by and among Reit Management & Research LLC, TravelCenters of America LLC and Five Star Quality Care, Inc. (Incorporated by reference to Exhibit 99.1 of our Quarterly Report on Form 10-Q filed on August 7, 2012)

99.3		Financial Statements of Petro Travel Plaza Holdings LLC (filed herewith)

101.1		The following materials from TravelCenters of America LLC's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (furnished herewith)

*
Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
TravelCenters of America LLC

        We have audited the accompanying consolidated balance sheets of TravelCenters of America LLC as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TravelCenters of America LLC at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TravelCenters of America LLC's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated June 6, 2014, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
June 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
TravelCenters of America LLC

        We have audited TravelCenters of America LLC's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). TravelCenters of America LLC's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Assessment of Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified a material weakness in internal controls over accounting for income taxes, specifically, that these internal controls did not provide for timely and thorough reconciliation and review of the income tax accounts and related disclosures. Management has also identified a material weakness in internal controls due to lack of sufficient personnel with requisite accounting competencies. Deficiencies also were identified in both design and operating effectiveness, which, when aggregated, represent a material weakness in the financial statement close process.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TravelCenters of America LLC as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated June 6, 2014, which expressed an unqualified opinion on those financial statements.

        As indicated in the accompanying Management's Report on Assessment of Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Girkin Development, LLC, which is included in the 2013 consolidated financial statements of TravelCenters of America LLC and constituted 7.3% of consolidated total assets as of December 31, 2013, and 0.1% of consolidated total revenues for the year then ended. Our audit of internal control over financial reporting of TravelCenters of America LLC also did not include an evaluation of the internal control over financial reporting of Girkin Development, LLC.

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, TravelCenters of America LLC has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Boston, Massachusetts
June 6, 2014

TravelCenters of America LLC

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$85,657	$35,189
Accounts receivable (less allowance for doubtful accounts of $1,304 and $1,516 as of December 31, 2013, and December 31, 2012, respectively)	105,932	106,273
Inventories	199,201	191,006
Other current assets	79,604	72,458

Total current assets	470,394	404,926
Property and equipment, net	704,866	576,512
Goodwill and intangible assets, net	48,772	20,041
Other noncurrent assets	33,250	28,240

Total assets	$1,257,282	$1,029,719

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$149,645	$143,605
Current HPT Leases liabilities	29,935	28,354
Other current liabilities	124,033	111,168

Total current liabilities	303,613	283,127
Noncurrent HPT Leases liabilities	343,926	351,135
Senior Notes due 2028	110,000	—
Other noncurrent liabilities	45,866	42,023

Total liabilities	803,405	676,285
Commitments and contingencies (Note 18)
Shareholders' equity:
Common shares, no par value, 39,158,666 and 31,683,666 shares authorized at December 31, 2013 and 2012, respectively, and 37,625,366 and 29,536,466 shares issued and outstanding at December 31, 2013 and 2012, respectively	674,391	605,106
Accumulated other comprehensive income	834	1,299
Accumulated deficit	(221,348)	(252,971)

Total shareholders' equity	453,877	353,434

Total liabilities and shareholders' equity	$1,257,282	$1,029,719

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Fuel	$6,481,252	$6,636,297	$6,603,329
Nonfuel	1,450,792	1,344,755	1,271,085
Rent and royalties from franchisees	12,687	14,672	14,443

Total revenues	7,944,731	7,995,724	7,888,857
Cost of goods sold (excluding depreciation):
Fuel	6,139,080	6,310,250	6,301,947
Nonfuel	652,824	599,474	548,092

Total cost of goods sold (excluding depreciation)	6,791,904	6,909,724	6,850,039
Operating expenses:
Site level operating	755,942	698,522	677,958
Selling, general & administrative	107,447	95,547	89,196
Real estate rent	209,320	198,927	191,798
Depreciation and amortization	58,928	51,534	47,466

Total operating expenses	1,131,637	1,044,530	1,006,418

Income from operations	21,190	41,470	32,400
Acquisition costs	(2,523)	(785)	(446)
Interest income	1,314	1,485	835
Interest expense	(17,650)	(10,358)	(9,005)

Income before income taxes and income from equity investees	2,331	31,812	23,784
Benefit (provision) for income taxes	26,618	(1,491)	(1,379)
Income from equity investees	2,674	1,877	1,169

Net income	$31,623	$32,198	$23,574
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $(133), $55 and $(55), respectively	(415)	143	(136)
Equity interest in investee's unrealized gain (loss) on investments	(50)	22	77

Other comprehensive income (loss)	(465)	165	(59)

Comprehensive income	$31,158	$32,363	$23,515

Net income per common share:
Basic and diluted	$1.06	$1.12	$0.98

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$31,623	$32,198	$23,574
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash rent expense	(8,828)	(9,628)	(4,946)
Share based compensation expense	4,183	2,470	2,435
Depreciation and amortization expense	58,928	51,534	47,466
Income from equity investees	(2,674)	(1,877)	(1,169)
Distribution from equity investee	—	4,800	—
Amortization of deferred financing costs	667	352	403
Deferred income tax (benefit) provision	(29,386)	641	429
Provision for (recovery of) doubtful accounts	(274)	349	99
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	2,138	24,200	(48,444)
Inventories	(2,411)	(17,045)	(27,048)
Other assets	8,309	6,529	(6,916)
Accounts payable and other liabilities	9,543	(13,131)	43,847
Other, net	(305)	1,680	411

Net cash provided by operating activities	71,513	83,072	30,141

Cash flows from investing activities:
Proceeds from sales of improvements to HPT	77,593	68,156	69,122
Acquisitions of businesses, net of cash acquired	(109,978)	(52,070)	(31,216)
Capital expenditures	(164,242)	(188,694)	(124,851)
Proceeds from asset sales	588	134	147

Net cash used in investing activities	(196,039)	(172,474)	(86,798)

Cash flows from financing activities:
Proceeds from issuance of common shares, net of offering costs	65,102	—	53,135
Proceeds from Senior Notes issuance	110,000	—	—
Proceeds from borrowings under credit facility	—	—	1,000
Repayment of borrowings under credit facility	—	—	(1,000)
Payment of deferred financing fees	(4,750)	(187)	(1,542)
Proceeds from sale-leaseback transactions with HPT	6,319	8,598	—
Sale-leaseback financing obligation payments	(1,644)	(2,089)	(2,046)

Net cash provided by financing activities	175,027	6,322	49,547

Effect of exchange rate changes on cash	(33)	14	(31)

Net increase (decrease) in cash and cash equivalents	50,468	(83,066)	(7,141)
Cash and cash equivalents at the beginning of the year	35,189	118,255	125,396

Cash and cash equivalents at the end of the year	$85,657	$35,189	$118,255

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$15,226	$10,227	$10,462
Income taxes paid (net of refunds)	750	1,127	658

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Number of Common Shares	Common Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
December 31, 2010	18,016,196	$547,066	$1,193	$(308,743)	$239,516
Grants under share award plan and share based compensation, net of forfeitures	759,475	2,435	—	—	2,435
Shares issued in public offering	10,000,000	53,135	—	—	53,135
Other comprehensive loss, net of tax	—	—	(59)	—	(59)
Net income	—	—	—	23,574	23,574

December 31, 2011	28,775,671	602,636	1,134	(285,169)	318,601
Grants under share award plan and share based compensation, net of forfeitures	760,795	2,470	—	—	2,470
Other comprehensive income, net of tax	—	—	165	—	165
Net income	—	—	—	32,198	32,198

December 31, 2012	29,536,466	605,106	1,299	(252,971)	353,434
Grants under share award plan and share based compensation, net of forfeitures	613,900	4,183	—	—	4,183
Shares issued in public offering, net of offering costs	7,475,000	65,102	—	—	65,102
Other comprehensive loss, net of tax	—	—	(465)	—	(465)
Net income	—	—	—	31,623	31,623

December 31, 2013	37,625,366	$674,391	$834	$(221,348)	$453,877

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Basis of Presentation, Business Description and Organization

        TravelCenters of America LLC, which we refer to as the Company or we, us and our, operates and franchises travel centers under the "TravelCenters of America," "TA" or related brand names, or the TA brand, and the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand, primarily along the U.S. interstate highway system. Our travel center customers include long haul trucking fleets and their drivers, independent truck drivers and motorists. We also operate convenience stores with retail gasoline stations, primarily under the Minit Mart brand name, that generally serve motorists.

        At December 31, 2013, our geographically diverse business included 247 travel centers in 42 U.S. states and in Canada, including 172 travel centers operating under the TA or related brands, and 75 travel centers operating under the Petro brand. As of December 31, 2013, we operated 217 of these travel centers, which we refer to as company operated sites, and our franchisees operated 30 of these travel centers. Of our 247 travel centers at December 31, 2013, we owned 33, we leased or managed 189 from or for others, including 184 that we leased from Hospitality Properties Trust, or HPT, and franchisees owned or leased from others 25. We sublease to franchisees five of the travel centers we lease from HPT.

        Our travel centers typically include over 25 acres of land and offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel stores and other driver amenities. We also collect rents, royalties and other fees from our franchisees.

        As of December 31, 2013, we operated 34 convenience stores in four states, primarily Kentucky. Our typical convenience store includes ten fueling positions and approximately 5,000 square feet of interior space offering merchandise and QSRs. Of our 34 convenience stores at December 31, 2013, we owned 27, we leased five, including one that we leased from HPT, and we operated two for a joint venture in which we own a minority interest.

        We were formed as a Delaware limited liability company on October 10, 2006, by HPT. We were a wholly owned, indirect subsidiary of HPT, and we conducted no business activities until January 31, 2007. On January 31, 2007, HPT acquired TravelCenters of America, Inc., our predecessor, through a merger of one of its subsidiaries with TravelCenters of America, Inc. HPT then restructured the business of our predecessor and distributed our then outstanding shares to its shareholders in a spin off transaction. The principal effects of the restructuring were that (i) our predecessor became our 100% owned subsidiary, (ii) subsidiaries of HPT became owners of the real estate at substantially all of the travel centers and certain other assets previously owned by our predecessor as of January 31, 2007, (iii) we entered a lease for that real estate and those other assets, which we refer to as the TA Lease, and (iv) all of the outstanding indebtedness of our predecessor was repaid in full. Herein we refer to this series of transactions as the HPT Transaction. We retained the balance of the assets previously owned by our predecessor and continue their operation.

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

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies

        Principles of Consolidation.    Our consolidated financial statements include the accounts of TravelCenters of America LLC and its wholly owned subsidiaries (collectively, we, us or the Company). All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. We use the equity method of accounting for investments in entities when we have the ability to significantly influence, but not control, the investee's operating and financial policies, typically when we own 20% to 50% of the investee's voting stock. See Note 16 for more information about our equity investments.

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

        Revenue Recognition.    We recognize sales revenues and related costs at the time of final sale to consumers at our company operated locations for retail fuel and nonfuel sales and at the time of delivery of motor fuel to customers at either the terminal or the customer's facility for wholesale fuel sales. We record the estimated cost to us of the redemption by customers of our loyalty program points as a discount against gross sales in determining net sales presented in our consolidated statement of income and comprehensive income.

        For those travel centers that we sublease to a franchisee, we recognize rent revenue based on the amount of rent payment due for each period. These leases specify rent increases each year based on inflation rates for the respective periods or capital improvements we make at the travel center. Because the rent increases related to these factors are contingent upon future events, we recognize the related rent revenue after such events have occurred.

        We collect and recognize franchise royalty revenues monthly as earned. We determine royalty revenues as a percentage of the franchisees' revenues. We recognize initial franchise fee revenues when the franchisee opens for business under our brand name, which is when we have fulfilled all of our initial obligations under the related agreements.

        Motor Fuel and Sales Taxes.    We collect the cost of certain motor fuel and sales taxes from consumers and remit those amounts to the supplier or the appropriate governmental agency. We present these collections and remittances net in the accompanying consolidated statements of income and comprehensive income.

        Earnings Per Share.    We calculate basic earnings per common share by dividing net income or loss available to common shareholders (and, if applicable, income from continuing operations, cumulative effect of a change in accounting, extraordinary items and discontinued operations) for the period by the

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

weighted average number of common shares outstanding during the period. The net income or loss attributable to participating securities is deducted from our total net income or loss to determine the net income or loss attributable to common shareholders. We calculate diluted earnings per common share by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive share securities, using the treasury stock method; but we had no dilutive share securities outstanding as of December 31, 2013, nor at any time during the three year period then ended. Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings or losses with all of our other common shares.

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

        Other current assets.    Other current assets primarily consisted of prepaid expenses, the current portion of expected future recoveries of environmental expenditures, and supplier deposits. The most significant item included in other current assets is supplier deposits, which amounted to $29,443 and $39,487 at December 31, 2013 and 2012, respectively.

        Property and Equipment.    We recorded property and equipment that we acquired as a result of the HPT Transaction, Petro Acquisition or any subsequent business combination based on their fair market values as of the date of the respective transaction. We charge to expense the costs we incur in evaluating and effecting a business combination, including legal fees, due diligence costs and closing costs, in the period that the costs are incurred. We record all other property and equipment at cost. We depreciate our property and equipment on a straight line basis generally over the following estimated useful lives of the assets:

Buildings and site improvements	15 to 40 years
Machinery and equipment	3 to 15 years
Furniture and fixtures	5 to 10 years

        We depreciate leasehold improvements over the shorter of the lives shown above or the remaining term of the underlying lease. Although the assets related to the qualifying tenant improvements funded by HPT under the tenant improvements allowance that we had fully utilized as of September 30, 2010, are legally owned by HPT, they remained on our balance sheet after the funding by HPT and are amortized over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter, as depreciation and amortization expense. We account for these leasehold improvements

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

funded through a rental allowance as lease incentives. Amortization expense related to assets recorded in connection with the sale-leaseback financing obligation pertaining to certain travel centers we lease under the TA Lease is included in depreciation and amortization expense over the estimated useful lives of the assets.

        We charge repair and maintenance costs to expense as incurred, while we capitalize renewals and betterments. We remove from the accounts the cost and related accumulated depreciation of property and equipment sold, replaced or otherwise disposed. We recognize any resulting gains or losses in depreciation and amortization in the accompanying consolidated statements of income and comprehensive income.

        Capitalized Interest.    We capitalize the portion of our interest expense that is attributable under GAAP to our more significant construction projects over the duration of the respective construction periods. Capitalized interest is amortized to depreciation and amortization expense over the estimated useful life of the corresponding asset.

        Goodwill and Intangible Assets.    We initially recognize our acquired intangible assets, other than goodwill, based on their fair values in accordance with the Financial Accounting Standards Board, or FASB's, guidance regarding business combinations. This guidance requires an allocation of purchase price to all assets and liabilities acquired, including those intangible assets that arise from contractual or other legal rights or are otherwise capable of being separated or divided from the acquired entity (but excluding goodwill), based on the fair values of the acquired assets and liabilities. Any excess of acquisition cost over the fair value of the acquired net assets is recognized as goodwill. We expense as incurred the costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives or that are inherent in a continuing business and related to the entity as a whole. We amortize the recorded cost of intangible assets with finite lives on a straight line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them. We do not amortize goodwill or intangible assets with indefinite lives but instead we review these assets for impairment each year (or more frequently if impairment indicators arise). See Note 8 for more information about our intangible assets.

        Internal Use Software Costs.    During the application development stage of an internal use computer software project, we capitalize (i) the external direct costs of materials and services consumed in developing or obtaining the internal use computer software, (ii) to the extent of time spent directly on the project, payroll costs of employees directly associated with, and who devote time to, the project, and (iii) related interest costs incurred. Internal and external costs incurred in the preliminary project stage and post-implementation stage, such as for exploring alternative technologies, vendor selection and maintenance, are expensed as incurred, as are all training costs. We account for the costs of significant upgrades and enhancements that result in additional functionality in the same manner as similar costs for new software projects. We expense as incurred the costs of all other upgrades and enhancements. The amounts capitalized in accordance with this policy are included in the property and equipment balances in our consolidated balance sheets.

        Impairment.    We review definite lived assets for indicators of impairment during each reporting period. We recognize impairment charges when (a) the carrying value of a long lived or indefinite lived asset group to be held and used in the business is not recoverable and exceeds its fair value and (b) when the carrying value of a long lived asset to be disposed of exceeds the estimated fair value of

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

the asset less the estimated cost to sell the asset. Our estimates of fair value are based on our estimates of likely market participant assumptions, including projected operating results, rental payments and the discount rate used to measure the present value of projected future cash flows. If the business climate deteriorates actual results may not be consistent with these assumptions and estimates. We recognize impairment charges in the period during which the circumstances surrounding an asset to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset is made. The lowest level of asset groupings for which the cash flows are largely independent of the cash flows of other assets and liabilities is the individual location and, accordingly, it is at the individual location level that we perform our impairment analysis for substantially all of our property and equipment.

        We evaluate definite lived intangible assets for impairment when indicators exist and we evaluate goodwill and indefinite lived intangible assets for impairment at least annually. GAAP permits that we first perform a qualitative assessment to determine whether a quantitative assessment is required. We subject goodwill and intangible assets to further evaluation and recognize impairment charges when events and circumstances indicate the carrying value of the goodwill or intangible asset exceeds the fair market value of the asset. With respect to goodwill, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of impairment to be recognized, if any. In the first step of the review process, we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, we recognize an impairment loss for the excess, if any, of the carrying value over the implied fair value of the reporting unit's goodwill amount. We determine the estimated fair value of a reporting unit using a combination of market and income approaches. We include impairment charges, when required, in depreciation and amortization expense in our consolidated statements of income and comprehensive income.

        Deferred Financing Costs.    We capitalize costs incurred to borrow and we amortize those costs as interest expense over the term of the related borrowing using the effective interest method. Deferred financing costs were $5,594 and $1,511 at December 31, 2013 and 2012, respectively, net of accumulated amortization of $1,083 and $416, respectively, and are included in other noncurrent assets in our consolidated balance sheets. We recognized $107 of expense to write off deferred financing fees when we entered into an amended and restated loan and security agreement, or the credit facility, in October 2011 and we capitalized $1,542 of costs related to entering the credit facility in 2011. In 2012 we capitalized $165 of costs related to the issuance of our 8.25% Senior Notes due on January 15, 2028, or the Senior Notes, and in 2013 capitalized an additional $4,750 of costs related to the Senior Notes offering. We estimate we will recognize future amortization of deferred financing fees of approximately $680 in 2014 and 2015, $616 in 2016 and $328 in 2017 and 2018. We recognized interest expense from the amortization of deferred financing fees, of $667, $352 and $403 for the years ended December 31, 2013, 2012 and 2011, respectively.

        Classification of Costs and Expenses.    Cost of goods sold (excluding depreciation) represents the costs of fuels and other products sold, including freight. Site level operating expenses principally represent costs incurred in operating our locations, consisting primarily of labor (including labor that is sold as service in our truck service facilities), maintenance, supplies, utilities, property taxes, inventory losses, environmental costs, and credit card transaction fees.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Share Based Employee Compensation.    We recognize compensation cost related to share based payment transactions in the financial statements based on the fair value at the grant date. The awards made under our share award plan to date have consisted of share grants and not share options. Shares issued to directors vest immediately. Shares issued to others vest in five to ten equal annual installments beginning on the date of grant. The compensation expense related to share grants is determined based on the market value of our shares on either the date of grant for employees or the vesting date for nonemployees, as appropriate, with the aggregate value of the granted shares amortized to expense over the related vesting period. We include share based compensation expense in selling, general and administrative expenses in our consolidated statements of income and comprehensive income.

        Environmental Remediation.    We record the expense of remediation costs and penalties when the obligation to remediate is probable and the amount of associated costs is reasonably determinable. We include remediation expenses within site level operating expenses in our consolidated statements of income and comprehensive income. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments. We record a receivable if recoveries of remediation costs from third parties are probable. In our consolidated balance sheets, the accrual for environmental matters is included in other noncurrent liabilities, with the amount estimated to be expended within the subsequent twelve months included in other current liabilities and the related receivable for probable expected recoveries is included in other noncurrent assets.

        Self Insurance Accruals.    For insurance programs for which we pay deductibles and for which we are partially self insured up to certain stop loss amounts, we establish accruals for both estimated losses on known claims and claims incurred but not reported, based on claims histories and using actuarial methods. In our consolidated balance sheets, the accrual for self insurance costs is included in other noncurrent liabilities, with the amount estimated to be expended within the subsequent twelve months included in other current liabilities.

        Asset Retirement Obligations.    We recognize the future costs for our obligations related to the removal of our underground storage tanks and certain improvements we own at leased properties over the estimated useful lives of each asset requiring removal. We record a liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long lived asset at the time such an asset is installed. We amortize the amount recorded as property and equipment and recognize accretion expense in depreciation and amortization in our consolidated statements of income and comprehensive income in connection with the discounted liability over the remaining life of the respective asset. We base the estimated liability on our historical experiences in removing these assets, their estimated useful lives, external estimates as to the cost to remove the assets in the future and regulatory or contractual requirements. The liability is a discounted liability using a credit adjusted risk free rate. Revisions to the liability could occur due to changes in removal costs, asset useful lives or if new regulations regarding the removal of underground storage tanks are enacted and/or amendments to the lease contracts are negotiated. See Note 7 for more information about our asset retirement obligations.

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

  •
  Operating Lease Expense.  We charge rent under operating leases without scheduled rent increases to expense over the lease term as it becomes payable. Certain operating leases specify scheduled rent increases over the lease term or other lease payments that are not scheduled evenly throughout the lease term. We recognize the effects of those scheduled rent increases in rent expense over the lease term on an average, or straight line, basis. The rent payments resulting from our sales to HPT of improvements to the properties we lease from HPT are contingent rent. Other than at the travel centers discussed below under "Sale-leaseback Financing Obligation," we recognize the expense related to this contingent rent evenly throughout the remaining lease term beginning on the dates of the related sales to HPT.

  •
  Sale-leaseback Financing Obligation.  GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheets the leased assets at 13 of the travel centers previously owned by our predecessor that we now lease from HPT because we subleased more than a minor portion of those travel centers to third parties, and at one travel center that did not qualify for operating lease treatment for other reasons. Accordingly, we recorded the leased assets at these travel centers at an amount equal to HPT's recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale-leaseback financing obligation in our consolidated balance sheets. We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the sale-leaseback financing obligation and a portion as interest expense in our consolidated statements of income and comprehensive income. We determine the allocation of these rent payments to the liability and to interest expense using the effective interest method. The assets and liabilities resulting from this accounting for the affected sites are derecognized when the subleases end and we defer any resulting gain or loss, as further discussed below under "Deferred Gain on Sale-Leaseback Transactions". At sites for which we have recorded a sale-leaseback financing obligation, we follow this same accounting when we sell to HPT improvements at those sites; the assets remain on our balance sheet and we recognize an increase in the sale-leaseback financing obligation for the amount of proceeds received.

  •
  Deferred Gain on Sale-Leaseback Transactions.  Under GAAP, the gain or loss from the sale portion of a sale-leaseback transaction is deferred and amortized into rent expense on a straight line basis over the term of the lease.

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

        We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount we recognize in the financial statements is the largest benefit that we estimate has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of interest expense and selling, general and administrative expenses, respectively.

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

        Fair Value of Financial Instruments.    The fair values of financial instruments classified as current assets or current liabilities approximate the carrying values due to the short term maturity of the instruments. We estimate the fair value of our Senior Notes based on their closing trading price as of the balance sheet date.

        Revisions to prior year financial statements and disclosures.    During the fourth quarter of 2013, we determined that our historical approach to assessing the accounting impact of ownership changes on our net operating loss carryforwards did not consider all of the provisions of Section 382 of the Internal Revenue Code, or the Code. We also identified errors in the recognition and reporting of other deferred tax assets and liabilities disclosed in prior years. For all prior years, we recorded a full valuation allowance against our net deferred tax assets. Therefore these errors in the recorded amounts of our tax carryforwards and other deferred tax assets and liabilities were offset by errors in the related valuation allowance and liability for uncertain tax positions and had no effect on the income tax provision recognized in any period. However, these errors did result in misstatements in the presentation of income tax related amounts on our balance sheets as well as disclosures related to income taxes. We have assessed the misstatements in our historical financial statements and determined them to be immaterial.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        We have revised the presentation of our deferred tax assets and liabilities in our consolidated balance sheet as of December 31, 2012, to correct these errors, resulting in an increase to other current assets and an increase to other noncurrent liabilities of $11,438 in comparison to the amounts originally presented.

        We have also revised our disclosure of the significant components of our deferred tax assets and liabilities as of December 31, 2012, to reflect the correction of these errors. These revisions resulted in a decrease in our net deferred tax assets of $66,100, a decrease in our valuation allowance of $71,500, and an increase in our recognized liability for uncertain tax positions of $5,400, in comparison to the amounts originally presented. We have also reclassified certain components of our disclosure of our deferred tax assets and liabilities to conform to current year presentation.

        We failed to properly consider the application of FASB Accounting Standards Codification, or ASC, 740 to uncertain tax positions related to our historical approach to evaluating Section 382 of the Code. As a result, we failed to identify and disclose that we had approximately $60,138 of unrecognized tax benefits as of December 31, 2012, and overstated our unrestricted federal net operating loss carryforwards as of December 31, 2012, by approximately $108,250. That is, as of December 31, 2012, we disclosed that we had tax carryforwards resulting in deferred tax assets that were offset by a valuation allowance but, upon further analysis, we determined that under GAAP we should have instead disclosed that we had unrecognized tax benefits for the uncertain tax positions we had taken in our tax returns. Our tax footnote disclosure for 2013 includes disclosures for uncertain tax positions.

        These errors do not affect our consolidated statements of income and comprehensive income or consolidated statements of cash flows for the years ended December 31, 2012 and 2011.

        Reclassifications.    Certain prior year amounts have been reclassified to be consistent with the current year presentation.

Recently Issued Accounting Pronouncements

        In January 2013, we adopted FASB Accounting Standards Update, or ASU, 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income. Companies are also required to present details of reclassifications in the disclosure of changes in accumulated other comprehensive income balances. The update is effective for interim and annual reporting periods beginning after December 15, 2012. The implementation of this update as of January 1, 2013, caused no changes to our consolidated financial statements.

        In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which sets forth explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance is effective for fiscal years and interim reporting periods beginning after December 15, 2013, with early adoption permitted. We elected to adopt early the guidance in ASU 2013-11 in our consolidated financial statements for the year ended December 31, 2013, and have applied this guidance retroactively to our consolidated financial statements for the year ended December 31, 2012. Accordingly, our unrecognized tax benefits have been presented as a reduction of our net operating loss and tax credit carryforwards in the accompanying consolidated balance sheets as of December 31, 2013 and 2012.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP. The new standard will apply for annual periods beginning after December 15, 2016, including interim periods therein. Early adoption is prohibited. We have not yet determined the effects, if any, adoption of this update may have on our consolidated financial statements.

3. Earnings Per Share

        Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings with all of our other common shares. The following table presents a reconciliation from net income to the net income available to common shareholders and the related earnings per share.

	Years Ended December 31,
	2013	2012	2011
Net income, as reported	$31,623	$32,198	$23,574
Less: net income attributable to participating securities	1,957	1,851	1,384

Net income available to common shareholders	$29,666	$30,347	$22,190

Weighted average common shares(1)	28,081,790	27,193,889	22,689,063
Basic and diluted net income per share	$1.06	$1.12	$0.98

(1)
Excludes the unvested shares granted under our share award plan, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shareholders. The weighted average number of unvested shares outstanding for the years ended December 31, 2013, 2012 and 2011, was 1,852,548, 1,658,718 and 1,415,892, respectively.

4. Accounts Receivable

        Changes in, and balances of, the allowance for doubtful accounts receivable were as follows:

	Balance at Beginning of Period	Amounts Charged/ (Credited) To Expense	Amounts Charged Off, Net of Recoveries	Balance at End of Period
Year Ended December 31, 2013
Deducted from accounts receivable for doubtful accounts	$1,516	$(274)	$62	$1,304

Year Ended December 31, 2012
Deducted from accounts receivable for doubtful accounts	$1,679	$349	$(512)	$1,516

Year Ended December 31, 2011
Deducted from accounts receivable for doubtful accounts	$2,023	$99	$(443)	$1,679

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

5. Inventories

        Inventories at December 31, 2013 and 2012, consisted of the following:

	2013	2012
Nonfuel products	$150,600	$144,025
Fuel products	48,601	46,981

Total inventories	$199,201	$191,006

6. Acquisitions

        During the year ended December 31, 2013, we acquired, for an aggregate amount of $46,245, nine travel centers and the business of one of our franchisees at a travel center that this franchisee previously subleased from us, and we accounted for these transactions as business combinations, except that one of the acquired travel centers was closed at the time we acquired it and was accounted for as an asset acquisition, as required by GAAP. See Note 17 below for further information regarding the acquisition of a former franchisee business and certain lease accounting effects resulting from that transaction.

        On December 16, 2013, we acquired all of the issued and outstanding membership units of Girkin Development, LLC, a Kentucky limited liability company that owns a total of 31 convenience stores in Kentucky and Tennessee, operating under the proprietary Minit Mart brand, for an aggregate purchase price of approximately $67,922. We intend to continue to use the Minit Mart brand name, which we own. Four of the Minit Mart sites are leased by us from third parties.

        During the year ended December 31, 2012, we acquired, for an aggregate amount of $52,310, ten travel centers in six business combination transactions and the businesses of our franchisees at four travel centers that these franchisees previously subleased from us in two business combination transactions. Each of these transactions was the purchase of assets for cash and was accounted for as a business combination. See Note 17 below for further information regarding the acquisitions of former franchisee businesses and certain lease accounting effects resulting from those transactions.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

6. Acquisitions (Continued)

        The following table summarizes the amounts assigned, based on their fair values, to the assets we acquired and liabilities we assumed in the business combinations described above.

Year Ended December 31, 2013
Cash	$2,651
Accounts receivable	1,701
Inventories	5,831
Other current assets	164
Property and equipment	96,167
Leasehold interests	173
Agreements with franchisors	2,836
Trademarks	3,800
Goodwill	23,250
Other noncurrent assets	295
Accounts payable and other current liabilities	(7,272)
Deferred tax liabilities	(15,780)
Other noncurrent liabilities	(1,187)

Total purchase price	$112,629

        During 2013, 2012 and 2011, we incurred $2,523, $785 and $446, respectively, of acquisition costs related to the business combinations described above, which amounts are included in our consolidated statements of income and comprehensive income. We have included the results of these sites in our consolidated financial statements from their respective dates of acquisition. The pro forma impact of including the results of operations of these acquisitions from the beginning of the period is not material to our consolidated financial statements.

        As of December 31, 2013, we had entered an agreement to acquire a travel center property for approximately $3,000. We completed this acquisition in January 2014.

7. Property and Equipment

        Property and equipment, at cost, as of December 31, 2013 and 2012, consisted of the following:

	2013	2012
Land and improvements	$214,483	$176,313
Buildings and improvements	203,416	120,529
Machinery, equipment and furniture	252,951	205,195
Leasehold improvements	200,972	182,955
Construction in progress	88,361	95,744

	960,183	780,736
Less: accumulated depreciation and amortization	255,317	204,224

Property and equipment, net	$704,866	$576,512

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

7. Property and Equipment (Continued)

        Total depreciation expense for the years ended December 31, 2013, 2012 and 2011, was $57,456, $46,888 and $42,344, respectively, including impairment charges of $659, $351 and $302 for the years ended December 31, 2013, 2012 and 2011, respectively.

        The following table shows the amounts of property and equipment owned by HPT but recognized in our consolidated balance sheets and included within the balances of property and equipment shown in the table above, as a result of the required accounting for the assets funded by HPT under the tenant improvements allowance and for the assets that we lease from HPT that did not qualify for sale-leaseback accounting. During 2012, we acquired the businesses of the former franchisees at four travel centers that we subleased to the franchisees and that did not previously qualify for sale-leaseback accounting. Those acquisitions eliminated the sublease such that these sites then qualified for sale-leaseback accounting. Accordingly, we derecognized the undepreciated and unamortized balances of the assets and liabilities related to those sites as of the dates of the respective acquisitions. We reduced our property and equipment balance by $22,229 and our sale-leaseback financing obligation balance by $24,646, resulting in a gain of $2,417 that was deferred and will be amortized as a reduction of rent expense over the remaining term of the TA Lease. In October 2013, the sublease at another one of these travel centers was terminated and we began to operate that travel center. As a result, we reduced our property and equipment balance by $2,030 and our sale-leaseback financing obligation balance by $2,463, resulting in a gain of $433 that was deferred and will be amortized as a reduction of rent expense over the remaining term of the TA Lease.

	December 31,
	2013	2012
Land and improvements	$60,908	$62,818
Buildings and improvements	27,498	21,999
Machinery, equipment and furniture	5,972	5,925
Leasehold improvements	115,735	115,820

	210,113	206,562
Less: accumulated depreciation and amortization	64,144	53,527

Property and equipment, net	$145,969	$153,035

        At December 31, 2013, our property and equipment balance included $5,096 of completed improvement projects and an additional $23,636 in ongoing improvement projects that we expect to request that HPT purchase for an increase in rent in the future; however, HPT is not obligated to purchase those assets.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

7. Property and Equipment (Continued)

        The following table shows a reconciliation of our asset retirement obligation liability for the sites we operate that we do not lease from HPT. This liability is included within other noncurrent liabilities in our consolidated balance sheets.

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of period	$1,430	$829	$485
Liabilities acquired	693	505	361
Liabilities settled	(114)	—	(74)
Accretion expense	147	96	57

Balance at end of period	$2,156	$1,430	$829

8. Goodwill and Intangible Assets

        Goodwill and intangible assets, net, as of December 31, 2013 and 2012, consisted of the following:

	Year Ended December 31, 2013
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$16,189	$(7,044)	$9,145
Leasehold interests	2,267	(2,097)	170
Agreements with franchisors	2,836	(25)	2,811
Other	3,200	(3,200)	—

Total amortizable intangible assets	24,492	(12,366)	12,126
Carrying value of trademarks (indefinite lived)	11,706	—	11,706

Total intangible assets	36,198	(12,366)	23,832
Goodwill	24,940	—	24,940

Total goodwill and intangible assets	$61,138	$(12,366)	$48,772

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

8. Goodwill and Intangible Assets (Continued)

	Year Ended December 31, 2012
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$18,258	$(7,813)	$10,445
Leasehold interests	2,094	(2,094)	—
Other	3,200	(3,200)	—

Total amortizable intangible assets	23,552	(13,107)	10,445
Carrying value of trademarks (indefinite lived)	7,906	—	7,906

Total intangible assets	31,458	(13,107)	18,351
Goodwill	1,690	—	1,690

Total goodwill and intangible assets	$33,148	$(13,107)	$20,041

        Total amortization expense for amortizable intangible assets for the years ended December 31, 2013, 2012 and 2011 was $1,325, $3,606 and $3,892, respectively, including $282, $215 and $1,034, respectively, related to write offs related to early terminations of franchise and lease agreements for various reasons.

        We amortize our amortizable intangible assets over a weighted average period of 9 years. During 2013, we acquired leasehold interests and agreements with franchisors with weighted average remaining lives of 10 and 6 years, respectively. We estimate the aggregate amortization expense for our amortizable intangible assets to be as follows for each of the next five years:

Year ending December 31,
2014	$1,626
2015	$1,538
2016	$1,481
2017	$1,395
2018	$1,272

        Goodwill.    Goodwill results from our business combinations and represents the excess of amounts paid to the sellers over the fair values of the identifiable assets acquired. During 2013 and 2012, we recognized $23,250 and $1,690, respectively, of goodwill in connection with our business combinations. We had not recognized any goodwill as of December 31, 2011. Our goodwill balance includes $9,068

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

8. Goodwill and Intangible Assets (Continued)

that is deductible for tax purposes. The table below shows the changes in our goodwill during the periods presented.

Goodwill
Balance as of December 31, 2011	$—
Add: Goodwill from business combinations	1,690

Balance as of December 31, 2012	1,690
Add: Goodwill from business combinations	23,250

Balance as of December 31, 2013	$24,940

        The estimate of the value of our goodwill acquired during 2013 was based upon our estimates and assumptions about the fair value of the identifiable assets and liabilities assumed we acquired are subject to change if we obtain additional information during the respective measurement period (up to one year from the acquisition date), which may impact the value of our goodwill.

9. Other Current Liabilities

        Other current liabilities, as of December 31, 2013 and 2012, consisted of the following:

	2013	2012
Taxes payable, other than income taxes	$34,096	$35,127
Accrued wages and benefits	14,529	13,494
Self insurance program accruals, current portion	15,534	14,797
Loyalty programs accruals	16,700	11,967
Accrued capital expenditures	10,261	15,327
Litigation and claims reserve	11,321	1,961
Environmental reserve, current portion	5,639	7,988
Other	15,953	10,507

Total other current liabilities	$124,033	$111,168

10. Other Noncurrent Liabilities

        Other noncurrent liabilities, as of December 31, 2013 and 2012, consisted of the following:

	2013	2012
Self insurance program accruals, noncurrent portion	$17,858	$16,573
Asset retirement obligations	2,156	1,430
Environmental reserve, noncurrent portion	1,848	2,367
Deferred tax liabilities, noncurrent portion	18,510	18,367
Other noncurrent liabilities	5,494	3,286

Total other noncurrent liabilities	$45,866	$42,023

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

11. Revolving Credit Facility

        In October 2011, we entered into the credit facility with a group of commercial banks that amended and restated our preexisting credit facility. Under this credit facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in October 2016. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300,000. The credit facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Borrowings under the credit facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). The annual interest rate for our credit facility was 4.5% as of December 31, 2013. Pursuant to the credit facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the credit facility.

        The credit facility requires us to maintain certain levels of collateral, limits our ability to incur debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and contains other customary covenants and conditions. The credit facility provides for the acceleration of principal and interest payments upon an event of default including, but not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the credit facility, and our default under certain contracts, including the HPT Leases and our business management and shared services agreement with Reit Management & Research LLC, or RMR. We received a waiver, until June 30, 2014, from lenders under our credit facility of the requirement under our credit facility to furnish audited consolidated financial statements for the year ended December 31, 2013, within 90 days of the end of such year. We also received a waiver, until July 31, 2014, of the requirement under our credit facility to furnish unaudited consolidated financial statements as of and for the fiscal quarter ended March 31, 2014, within 45 days of such quarter end.

        Our credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets and the amount available to us is determined by reference to a borrowing base calculation based on eligible collateral. At December 31, 2013, a total of $130,783 was available to us for loans and letters of credit under the credit facility. At December 31, 2013, there were no loans outstanding under the credit facility but we had outstanding $44,866 of letters of credit issued under that facility, securing certain purchases, insurance, fuel tax and other trade obligations. These letters of credit reduce the amount available for borrowing under the credit facility.

12. Senior Notes

        On January 15, 2013, we issued at par $110,000 aggregate principal amount of our 8.25% Senior Notes, or the Senior Notes, in an underwritten public offering. The Senior Notes are our senior unsecured obligations. The Senior Notes bear interest at 8.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013. The Senior Notes mature on January 15, 2028 and no principal payments are required prior to that date. We may, at our option, at any time on or after January 15, 2016, redeem some or all of the Senior Notes by paying 100% of the principal amount of the Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date. The indenture governing our Senior Notes

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. Senior Notes (Continued)

does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time. The indenture also requires that we file our Exchange Act reports with the indenture trustee within a prescribed time period. We did not maintain compliance with this covenant for the year ended December 31, 2013, but the filing of this Annual Report cures this breach. Our failure to timely file our First Quarter 10-Q, if not cured within a specified time period, could lead to an event of default under the indenture.

        Total costs of the offering of $4,915 were capitalized as deferred financing costs, which are included in other noncurrent assets in our consolidated balance sheet and which are being amortized over the term of the Senior Notes as interest expense.

        We estimate that the fair value of our Senior Notes was $115,192 based on the closing trading price (a Level 1 input) of our Senior Notes on December 31, 2013. The fair value of the Senior Notes exceeds the book value because the Senior Notes were trading at a premium to their par value.

13. Leasing Transactions

        As a lessee.    We have entered into lease agreements covering a majority of our retail locations, our warehouse space, and various equipment and vehicles, with the most significant leases being the two we have entered with HPT as further described below. Certain leases include renewal options, and certain leases include escalation clauses and purchase options. Future minimum lease payments required under leases that had remaining noncancelable lease terms in excess of one year, as of December 31, 2013, were as follows (included herein are the full payments due under the HPT Leases including the amount attributed to those sites that are accounted for as a financing in our consolidated balance sheet as reflected in the sale-leaseback financing obligation):

Year ending December 31,	Total
2014	$233,224
2015	230,581
2016	228,273
2017	226,724
2018	224,952
Thereafter	1,157,006

Total	$2,300,760

        The expenses related to our operating leases are included in the site level operating expense; selling, general and administrative expense; and real estate rent lines of the operating expenses section

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

13. Leasing Transactions (Continued)

of our consolidated statements of income and comprehensive income. Rent expense under our operating leases consisted of the following:

	Years Ended December 31,
	2013	2012	2011
Minimum rent	$205,413	$195,964	$189,984
Sublease rent	8,697	8,736	8,625
Contingent rent	2,540	1,710	790

Total rent expense	$216,650	$206,410	$199,399

        Pursuant to two leases with HPT, the TA Lease and the Petro Lease, which we refer to collectively as the HPT Leases, we lease 185 properties from HPT. Our TA Lease is for 145 properties that we operate primarily under the TA brand. The TA Lease became effective on January 31, 2007. Our Petro Lease is for 40 properties that we operate under the Petro brand name. Our Petro Lease became effective on May 30, 2007. The TA Lease expires on December 31, 2022. The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each. We have the right to use the "TA", "TravelCenters of America" and other trademarks, which are owned by HPT, during the term of the TA Lease.

        The HPT Leases are "triple net" leases that require us to pay all costs incurred in the operation of the leased properties, including personnel, utilities, acquiring inventories, providing services to customers, insurance, paying real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those properties at which HPT leases the property from the owner and subleases it to us. We also are required generally to indemnify HPT for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased properties. The HPT Leases also include arbitration provisions for the resolution of certain disputes, claims and controversies. See Note 17 for a further description of the HPT Leases and related transactions and relationships.

        As a lessor.    As of December 31, 2013, 2012 and 2011, five, six and ten, respectively, of the travel centers we lease from HPT were subleased to franchisees under operating lease agreements. Prior to the HPT Transaction, our predecessor owned these sites and leased them to these franchisees. During 2013 and 2012, we acquired the operations at one and four, respectively, of the travel centers that previously had been subleased from us to former franchisees. The current terms of the five remaining sublease agreements expire between June and September 2017. Four of the five subleases have one remaining renewal option for an additional five year period; the fifth sublease has no further renewal option. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. Rent revenue from these operating leases totaled $4,869, $5,724 and $5,152 for the years ended December 31, 2013, 2012 and 2011, respectively.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

13. Leasing Transactions (Continued)

Future minimum lease payments due to us for the five subleased sites under these operating leases as of December 31, 2013, were as follows:

Year ending December 31,	Total
2014	$4,292
2015	4,292
2016	4,292
2017	2,412

Total	$15,288

14. Shareholders' Equity

        In December 2013 and May 2011, we issued 7,475,000 and 10,000,000, respectively, common shares in public offerings, raising proceeds of approximately $65,102 and $53,135, respectively, after underwriters' discounts and commissions and other costs of the offering.

        Share Award Plan.    An aggregate of 6,000,000 of our common shares were authorized for issuance under the terms of our Amended and Restated 2007 Equity Compensation Plan, or the Plan. We awarded a total of 619,075, 767,925 and 760,875 common shares under the Plan during the years ended December 31, 2013, 2012 and 2011, respectively, with aggregate market values of $6,626, $3,377 and $3,363, respectively, based on the closing prices of our common shares on the exchange on which they were traded on the dates of the awards. During the years ended December 31, 2013, 2012 and 2011, we recognized total share based compensation expense of $4,183, $2,470 and $2,435, respectively. During the years ended December 31, 2013, 2012 and 2011, the vesting date fair value of common shares that vested was $6,454, $2,554 and $2,301, respectively.

        The weighted average grant date fair value of common shares issued in 2013, 2012 and 2011 was $10.70, $4.40 and $4.42, per share, respectively. Shares issued to directors vest immediately and the related compensation expense is recognized on the grant date. Shares issued to others vest in five to ten equal annual installments beginning on the date of grant. The related compensation expense is determined based on the market value of our shares on either the date of grant for employees or the vesting date for nonemployees, as appropriate, with the aggregate value of the granted shares expensed over the related vesting period. As of December 31, 2013, 1,533,300 shares remained available for issuance under the Plan. As of December 31, 2013, there was a total of $10,930 of share based compensation related to unvested shares that will be expensed over a weighted average remaining service period of 5.3 years. The following table sets forth the number and weighted average grant date

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

14. Shareholders' Equity (Continued)

fair value of unvested common shares and common shares issued under the Plan for the year ended December 31, 2013.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares balance as of December 31, 2012	1,838,165	$4.45
Granted during 2013	619,075	$10.70
Vested during 2013	(609,640)	$5.89
Forfeited/canceled during 2013	(5,175)	$4.67

Unvested shares balance as of December 31, 2013	1,842,425	$6.08

        Accumulated Other Comprehensive Income.    Accumulated other comprehensive income at December 31, 2013, 2012 and 2011, consisted of the following:

	Foreign currency translation adjustment	Equity interest in investee's unrealized gain (loss) on investments	Accumulated other comprehensive income
Balance at December 31, 2010	$1,193	$—	$1,193
2011 foreign currency translation adjustment, net of tax of $(55)	(136)	—	(136)
2011 equity interest in investee's unrealized gain on investments	—	77	77

Balance at December 31, 2011	$1,057	$77	$1,134
2012 foreign currency translation adjustment, net of tax of $55	143	—	143
2012 equity interest in investee's unrealized gain on investments	—	22	22

Balance at December 31, 2012	$1,200	$99	$1,299
2013 foreign currency translation adjustment, net of tax of $(133)	(415)	—	(415)
2013 equity interest in investee's unrealized loss on investments	—	(50)	(50)

Balance at December 31, 2013	$785	$49	$834

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

15. Income Taxes

        Our tax provision (benefit) amounts for the years ended December 31, 2013, 2012 and 2011, were $(26,618), $1,491, and $1,379, respectively. The amount for 2013 includes a $29,853 benefit from changes in the valuation allowance that primarily resulted from the reversal of the valuation allowance we historically had maintained with respect to certain of our deferred tax assets. Included in tax expense for the years ended December 31, 2013, 2012 and 2011, were $822, $850 and $950, respectively, for certain state taxes on operating income that are payable without regard to our tax loss carryforwards. During 2012 and 2011, tax expense also included $641 and $429, respectively, related to a noncash deferred liability that arose from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes and foreign currency translation adjustments that were unavailable to offset our deferred tax assets while we maintained a valuation allowance against our net deferred tax assets. Our income tax provision differed from the amounts of provision expected to be calculated at statutory rates primarily due to the impact of the valuation allowance. The following tables present the components of our income tax provision (benefit) and the principal reasons for the difference between our income tax provision (benefit) and the income tax provision (benefit) at the U.S. Federal statutory income tax rate of 35%.

	Years Ended December 31,
	2013	2012	2011
Current tax provision:
Federal	$1,836	$—	$—
State	822	850	950
Foreign	110	—	—

Total current tax provision	2,768	850	950
Deferred tax provision (benefit):
Federal	(22,312)	587	383
State	(7,074)	54	46

Total deferred tax provision (benefit)	(29,386)	641	429

Total tax provision (benefit)	$(26,618)	$1,491	$1,379

	Years Ended December 31,
	2013	2012	2011
U.S. federal statutory rate applied to income before taxes	$1,752	$11,791	$8,734
State income taxes	938	1,817	1,544
Nondeductible expenses	1,643	1,564	846
Benefit of tax credits	(1,101)	(6,010)	(1,316)
Taxes on foreign income at different than U.S. rate	19	125	(377)
Change in valuation allowance	(29,853)	(8,341)	(9,381)
Other—net	(16)	545	1,329

Total tax provision (benefit)	$(26,618)	$1,491	$1,379

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

15. Income Taxes (Continued)

        In measuring our deferred tax assets, we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for all or a portion of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is unnecessary. In order to assess the likelihood of realizing the benefit of these deferred tax assets, we are required to rely on our projections of future income. Because we historically did not have sufficient history of generating taxable income, prior to the fourth quarter of 2013 we did not recognize in our income tax provision the future benefit of all of our deferred tax assets. During the fourth quarter of 2013, based on our continued recent history of generating income, including for the year ended December 31, 2013, and our expectation that we will continue to generate income in future periods, we concluded that it is more likely than not that we will realize most of our deferred tax assets. Accordingly, we reversed the valuation allowance we historically had recognized with respect to our deferred tax assets, other than $957 of valuation allowance related to certain of our deferred tax assets in certain jurisdictions for which we continue to believe it is more likely than not that we will not realize those assets due to the specific circumstances in those jurisdictions.

        In 2012 and 2011, we used $20,191 and $49,338, respectively, of our federal net operating loss carryforward generated in 2009 and 2010 to reduce the amount of tax that would otherwise have been payable. As of December 31, 2013, we had net operating loss and tax credit carryforwards of approximately $144,761 and $9,094, respectively, for tax purposes, which will be available to offset

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

15. Income Taxes (Continued)

future taxable income. If not used, these carryforwards will expire between 2022 and 2033. Significant components of our deferred tax assets and liabilities at December 31, 2013 and 2012, were as follows:

	2013	2012
Current deferred tax assets:
Reserves	$21,498	$17,881
Deferred tenant improvements allowance	2,614	2,633
Straight line rent accrual	920	681
Tax credits	524	—
Tax loss carryforwards	2,403	—
Other	2,796	1,558

Total current deferred tax asset before valuation allowance	30,755	22,753
Valuation allowance	(39)	(5,914)

Total current deferred tax assets	30,716	16,839
Noncurrent deferred tax assets:
Straight line rent accrual	21,549	22,591
Reserves	7,092	6,310
Sale-leaseback financing obligation	33,538	33,060
Asset retirement obligation	673	556
Tax credits	—	457
Tax loss carryforwards	5,801	7,175
Deferred tenant improvements allowance	20,911	23,696
Other	844	24

Total noncurrent deferred tax asset before valuation allowance	90,408	93,869
Valuation allowance	(918)	(24,921)

Total noncurrent deferred tax assets	89,490	68,948

Total deferred tax assets	120,206	85,787
Noncurrent deferred tax liabilities:
Depreciable assets	(102,008)	(83,993)
Intangible assets	(4,730)	(2,232)
Other	(1,262)	(1,090)

Total	(108,000)	(87,315)

Net deferred tax assets (liabilities)	$12,206	$(1,528)

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

15. Income Taxes (Continued)

        The following table presents the location in our consolidated balance sheets of the deferred tax assets and liabilities presented in the table above.

	December 31, 2013	December 31, 2012
Deferred tax amounts are included in:
Other current assets	$30,716	$16,839
Other noncurrent liabilities	$18,510	$18,367

        Changes in, and balances of, our valuation allowance for deferred tax assets were as follows:

	Balance at Beginning of Year	Additions/ (Reversals) Recorded in the Provision for Income Taxes	Other Changes	Balance at End of Year
Year Ended December 31, 2013	$30,835	$(29,853)	$(25)	$957

Year Ended December 31, 2012	$39,176	$(8,341)	$—	$30,835

Year Ended December 31, 2011	$48,557	$(9,381)	$—	$39,176

        Section 382 of the Code, as amended, provides an annual limitation on the utilization of net operating loss and tax credit carryforwards when a corporation has undergone an ownership change as defined by U.S. federal tax law. The annual utilization limitation is an amount equal to the value of the corporation immediately before the ownership change multiplied by the long-term tax-exempt rate as published by the Internal Revenue Service, or IRS, in the month of the ownership change. If it is determined that a company has a "net unrecognized built-in loss" at the time of the ownership change, then certain deductions claimed for the first five years after the ownership change are also subject to the annual limitation. A "net unrecognized built-in loss" is defined as the amount by which the fair market value of the assets immediately before the change in ownership is less than the aggregate adjusted tax basis of the assets at the time of such ownership change. Similar rules apply in most of the states in which we operate.

        As a result of an ownership change for federal income tax purposes that we experienced as a result of certain trading in our common shares during 2007, we have not recognized for financial reporting purposes all of our 2007 federal net operating loss carryforward of $49,230 and other tax credit carryforwards of $887 due to the application of ASC 740 to uncertain tax positions, as further described below; $11,753 is available to us for the purpose of offsetting future taxable income through 2032, subject to an annual limitation. In addition, we determined in 2013 that at the time of the ownership change in 2007 it was more likely than not that there was a net unrecognized built-in loss. As a result, an additional $117,440 of our post-2007 net operating losses have not been recognized in our consolidated financial statements due to the application of ASC 740 to uncertain tax positions. As of December 31, 2013 and 2012, the total federal and state income tax benefits not recognized in our deferred tax assets and liabilities in the table above as a result of the ownership change are $58,487 and $58,566, respectively.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

15. Income Taxes (Continued)

        At December 31, 2013, we had approximately $16,153 of net operating loss carryforwards subject to an annual limitation and will expire in future years through 2032. At December 31, 2013, we also had $524 of tax credits available to reduce future income taxes payable in jurisdictions within the United States, of which $186 have no expiration and the remainder expire through 2033.

        As of December 31, 2013, 2012 and 2011, we had unrecognized tax benefits of $59,557, $60,138 and $57,448, respectively. These unrecognized tax benefits relate to uncertainties concerning our value as of the date of the 2007 ownership change, whether certain capital contributions made in the year of the ownership change should be included in the computation of the annual limitation, and uncertainties as to the measurement of the net unrecognized built-in loss and allocation of the net unrecognized built-in loss, if any, to our various assets as of the date of the ownership change. These uncertainties impact the amount of the loss carryforwards that are subject to the annual limitation as well as the annual limitation itself.

        The following table summarizes the activity related to our unrecognized tax benefits:

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of period	$60,138	$57,448	$52,291
Reductions to current year tax positions	(502)	(471)	(233)
Additions (reductions) to prior year tax positions	(79)	3,161	5,390
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Balance at end of period	$59,557	$60,138	$57,448

        The amount of the uncertain tax benefits if settled favorably that would have an impact on the effective tax rate is $57,228, $57,280 and $54,119 for the years ended December 31, 2013, 2012 and 2011, respectively. However, with respect to the years ended December 31, 2012 and 2011, the impact would have been fully offset by an increase in the valuation allowance. As of December 31, 2013 and 2012, $57,721 and $60,138, respectively, of the uncertain tax benefits were classified as a reduction to our deferred tax assets and $1,836 and $0 were classified as a noncurrent liability at December 31, 2013 and 2012, respectively. We have not accrued interest or penalties due the existence of net operating loss and credit carryforwards to offset any additional income tax liability. We do not anticipate the amount of the existing unrecognized tax benefits will significantly change in the next twelve months.

        We file income tax returns in the United States, various states, and Canada. Our federal income tax returns are subject to tax examinations for the tax years ended December 31, 2010 through December 31, 2013. Our state and Canadian income tax returns are generally subject to examination for the tax years ended December 31, 2009 through December 31, 2013. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted to the extent the carryforwards are claimed in a future year by the IRS and state tax authorities. We have been notified by the IRS that it will examine the Company's federal income tax return for the year ended December, 31, 2012, including the net operating loss carryforwards. We believe we have made adequate provision for income taxes and interest and penalties on unpaid income taxes that may become payable.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

16. Equity Investments

Affiliates Insurance Company

        At December 31, 2013, we owned 12.5% of Affiliates Insurance Company, or AIC. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because a majority of our Directors are also directors of AIC. This investment had a carrying value of $5,913 and $5,629 as of December 31, 2013 and 2012, respectively, and is presented in our consolidated balance sheets in other noncurrent assets. During 2013, 2012 and 2011, we recognized income of $334, $316 and $140, respectively, related to this investment. In May 2014, we acquired additional shares of AIC from a former shareholder of AIC, such that our ownership percentage increased to approximately 14.3%. See Note 17 for a further description of our transactions with AIC and our purchase of additional shares of AIC.

Petro Travel Plaza Holdings LLC

        We own a 40% interest in Petro Travel Plaza Holdings LLC, or PTP, and operate two travel centers and two convenience stores that PTP owns for which we receive management and accounting fees. This investment is accounted for under the equity method. The carrying value of this investment as of December 31, 2013 and 2012, was $17,672 and $15,332, respectively and was included in other noncurrent assets in our consolidated balance sheets. The carrying value of our investment in PTP exceeded the amount of underlying equity in net assets of PTP by $3,246 as of the date we acquired Petro. This difference arose through the valuation process that was applied to the assets acquired in the Petro Acquisition and is being amortized over a period of 15 years, the estimated useful life of the assets whose values resulted in this difference. The equity income recorded from this investment for the years ended December 31, 2013, 2012 and 2011, was $2,340, $1,561 and $1,029, respectively. See Note 17 for a further description of our transactions with PTP.

        The following tables set forth summarized financial information of PTP and do not represent the amounts we have included in our consolidated financial statements in connection with our investment in PTP.

	December 31,
	2013	2012
Total current assets	$14,832	$9,578
Total noncurrent assets	$44,158	$44,442
Total current liabilities	$2,383	$2,823
Total noncurrent liabilities	$16,755	$17,499

	Years Ended December 31,
	2013	2012	2011
Total revenues	$125,804	$133,962	$128,344
Total cost of sales (excluding depreciation)	$102,766	$111,894	$108,278
Operating income	$6,707	$6,047	$3,908
Interest expense, net	$(553)	$(803)	$(1,219)
Net income	$6,154	$5,244	$2,689

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

16. Equity Investments (Continued)

        The locations owned by PTP are encumbered by debt with a balance due of approximately $17,358 as of December 31, 2013. Since we account for our investment in PTP under the equity method of accounting, we have not recorded a liability for this debt. We are not directly liable for this loan, but the carrying value of our investment in this joint venture could be adversely affected if the joint venture defaulted on this debt and the joint venture's property, which is collateral for this loan, was sold. In connection with the loan agreement entered by PTP in 2009, we and our joint venture partner each agreed to indemnify the lender against liability from environmental matters related to PTP's sites.

Fair Value

        It is not practicable to estimate the fair value of TA's investment in the equity of AIC or PTP because of the lack of quoted market prices and the inability to estimate current fair value without incurring excessive costs. However, management believes that the carrying amounts of AIC and PTP at December 31, 2013, were not impaired given these companies' overall financial conditions and earnings trends.

17. Related Party Transactions

Governance Guidelines

        We have adopted written Governance Guidelines that describe the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Director or executive officer, any member of the immediate family of any Director or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Directors and our Board of Directors reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Directors, even if the disinterested Directors constitute less than a quorum. If there are no disinterested Directors, the transaction must be reviewed and approved or ratified by both (1) the affirmative vote of a majority of our Board of Directors and (2) the affirmative vote of a majority of our Independent Directors. In determining whether to approve or ratify a transaction, our Board of Directors, or disinterested Directors or Independent Directors, as the case may be, shall act in accordance with any applicable provisions of our limited liability company agreement, consider all of the relevant facts and circumstances and approve only those transactions that are fair and reasonable to us and our shareholders. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Directors or otherwise in accordance with our policies and limited liability company agreement, each as described above. In the case of any transaction with us in which any other employee of ours who is subject to our Code of Business Conduct and Ethics and who has a direct or indirect material interest in the transaction, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested. Copies of our Governance Guidelines and Code of Business Conduct and Ethics are available on our website, www.tatravelcenters.com.

Relationship with HPT

        HPT was our parent company until 2007 and is our principal landlord and our largest shareholder. We were created as a separate public company in 2007 as a result of a spin off from HPT. As of

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

17. Related Party Transactions (Continued)

December 31, 2013, HPT owned 3,420,000 of our common shares (which included the 880,000 shares of our common shares that HPT purchased from the underwriters in our public offering that we completed in December 2013), representing approximately 9.1% of our outstanding common shares. One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of HPT. Mr. Barry Portnoy's son, Mr. Adam Portnoy, is also a managing trustee of HPT, and Mr. Barry Portnoy's son-in-law, Mr. Ethan Bornstein, is an executive officer of HPT. Our other Managing Director, Mr. Thomas O'Brien, who is also our President and Chief Executive Officer, was a former executive officer of HPT. One of our Independent Directors, Mr. Arthur Koumantzelis, was an independent trustee of HPT prior to our spin-off from HPT.

        We have two leases with HPT, the TA Lease and the Petro Lease, pursuant to which we lease 185 properties from HPT. Our TA Lease is for 145 properties that we operate primarily under the TA brand. Our Petro Lease is for 40 properties that we operate under the Petro brand. The TA Lease expires on December 31, 2022. The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each. We have the right to use the "TA", "TravelCenters of America" and other trademarks, which are owned by HPT, during the term of the TA Lease.

        The HPT Leases are "triple net" leases that require us to pay all costs incurred in the operation of the leased properties, including personnel, utilities, acquiring inventories, providing services to customers, insurance, paying real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those properties at which HPT leases the property from the owner and subleases it to us. We also are required generally to indemnify HPT for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased properties. In addition, we are obligated to pay HPT at lease expiration an amount equal to an estimate of the cost of removing underground storage tanks on the leased properties.

        As amended by the Amendment Agreement that we entered into with HPT in January 2011, or the Amendment Agreement, which is further described below, the TA Lease required us to pay minimum rent to HPT of $135,139 per year for the period from January 1, 2011 through January 31, 2012, and $140,139 per year for the period from February 1, 2012 through December 31, 2022. These amounts are exclusive of any increase in minimum rent as a result of subsequent amendments and, as described below, as a result of HPT's purchasing improvements to the leased TA properties. During 2013, 2012 and 2011 our minimum annual rent under the TA Lease increased by $4,730, $4,656 and $4,184, respectively, due to such purchases. As amended by the Amendment Agreement, the Petro Lease required us to pay minimum rent to HPT of $54,160 per year through June 30, 2024. This amount is exclusive of any increase in minimum rent to HPT as a result of subsequent amendments and, as described below, as a result of HPT's purchasing improvements to the leased Petro properties. During 2013, 2012 and 2011 our minimum annual rent under the Petro Lease increased by $2,403, $1,868 and $1,691, respectively, due to such purchases. Taking into account the increases in minimum rents due to both HPT's purchasing improvements at the leased properties and the lease amendments during 2013 described below, as of December 31, 2013, our annual minimum lease payments due to HPT under the TA Lease and the Petro Lease were $159,333 and $60,227, respectively.

        Effective January 2012 and 2013, we began to incur percentage rent payable to HPT under the TA Lease and the Petro Lease, respectively. In each case, the percentage rent equals 3% of increases in

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

17. Related Party Transactions (Continued)

nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased properties over base amounts. The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index. Also, as discussed below, HPT has agreed to waive payment of the first $2,500 of percentage rent that may become due under our Petro Lease; HPT waived $366 of percentage rent under our Petro Lease for the year ended December 31, 2013, pursuant to that waiver. The total amount of percentage rent (which is net of the waived amount) that we incurred during the years ended December 31, 2013 and 2012, was $2,050 and $1,465, respectively.

        Under the HPT Leases, we may request that HPT purchase approved amounts for renovations, improvements and equipment at the leased properties in return for increases in our minimum annual rent according to the following formula: the minimum rent per year will be increased by an amount equal to the amount paid by HPT multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. During 2013, 2012 and 2011, pursuant to the terms of the HPT Leases, we sold to HPT $83,912, $76,754 and $69,122 of improvements we previously made to properties leased from HPT, and, as a result, our minimum annual rent payable to HPT increased by approximately $7,133, $6,524 and $5,875, respectively. At December 31, 2013, our property and equipment balance included $28,732 of improvements that we expect to request that HPT purchase for an increase in rent in the future; however, HPT is not obligated to purchase these improvements. In March 2014, we sold to HPT $6,063 of improvements for an increase in minimum annual rent payable to HPT of $515.

        The following table sets forth the amounts of minimum lease payments required under the HPT Leases as of December 31, 2013, in each of the years shown.

Year ending December 31,	Minimum Rent(1)	Rent for Ground Leases Acquired by HPT(1)	Total Minimum Lease Payments Due to HPT(1)	Rent for Ground Leases Subleased from HPT(1)
2014	$214,473	$5,087	$219,560	$8,770
2015	214,473	4,932	219,405	8,257
2016	214,473	4,983	219,456	6,375
2017	214,473	5,047	219,520	5,528
2018	214,473	4,915	219,388	4,899
2019	214,473	4,508	218,981	3,087
2020	214,473	2,518	216,991	2,435
2021	214,473	1,563	216,036	2,197
2022(2)	346,079	—	346,079	1,483
2023	60,227	—	60,227	846
2024(3)	82,424	—	82,424	618

(1)
The timing of minimum rent payments does not match the recognition of expense under GAAP, which requires that the minimum rent payments are recognized in expense evenly over the term of the lease regardless of the payment schedule.

(2)
Includes previously deferred rent payments of $107,085 and estimated cost of removing underground storage tanks on the leased properties of $24,520 due on December 31, 2022.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

17. Related Party Transactions (Continued)

(3)
Includes previously deferred rent payments of $42,915 and estimated cost of removing underground storage tanks on the leased properties of $9,395 due on June 30, 2024.

        In 2008, we entered into a rent deferral agreement with HPT, pursuant to which we were permitted to defer up to $150,000 of rent payable to HPT. We were not permitted to defer any additional amounts of rent after December 31, 2010. As of December 31, 2010, we had deferred $150,000 of rent, which remained outstanding as of December 31, 2013. The deferral agreement also included a prohibition on share repurchases and dividends by us while any deferred rent remains unpaid and provided that all deferred rent and interest thereon, at 1% per month, would become immediately due and payable by us to HPT if certain events described in that agreement occurred, including a change of control of us (as defined in the agreement) while any deferred rent remains unpaid. Also, in connection with the deferral agreement, we entered into a registration rights agreement with HPT, which provides HPT with certain rights to require us to conduct a registered public offering with respect to our common shares issued to HPT pursuant to the deferral agreement, which rights continue through the date that is twelve months following the latest of the expiration of the terms of the TA Lease and the Petro Lease.

        In January 2011, we and HPT entered the Amendment Agreement that amended the TA Lease, the Petro Lease and our 2008 rent deferral agreement with HPT. This Amendment Agreement provided for the following:

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

  •
  The due date for the $150,000 of rent we had deferred as of December 31, 2010, pursuant to our 2008 rent deferral agreement with HPT was extended from July 1, 2011, so that $107,085 will be due and payable on December 31, 2022, and the remaining $42,915 will be due and payable on June 30, 2024, and interest ceased to accrue on our deferred rent obligation beginning on January 1, 2011; provided, however, that the deferred rent obligation shall be accelerated and interest shall begin to accrue thereon if certain events provided in the Amendment Agreement occur, including a change of control of us.

  •
  HPT will waive payment of the first $2,500 of percentage rent that may become due under the Petro Lease beginning in 2013, which percentage rent obligation is described above.

        RMR provides management services to both us and HPT and, as noted above, there are other current and historical relationships between us and HPT. Accordingly, the terms of the Amendment Agreement were negotiated and approved by special committees of our Independent Directors and HPT's independent trustees, none of whom are directors or trustees of the other company, and each special committee was represented by separate counsel.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

17. Related Party Transactions (Continued)

        The following table summarizes the various amounts related to the HPT Leases and other lessors that are reflected in real estate rent expense in our consolidated statements of income and comprehensive income.

	Years Ended December 31,
	2013	2012	2011
Cash payments for rent under the HPT Leases and interest on the deferred rent obligation	$216,659	$207,653	$196,364
Change in accrued estimated percentage rent	327	(11)	—
Adjustments to recognize expense on a straight line basis	(1,734)	(2,664)	3,021
Less sale-leaseback financing obligation amortization	(1,644)	(2,089)	(2,046)
Less portion of rent payments recognized as interest expense	(7,400)	(7,330)	(7,390)
Less interest paid on deferred rent	—	—	(1,450)
Less deferred tenant improvements allowance amortization	(6,769)	(6,769)	(6,769)
Amortization of deferred gain on sale-leaseback transactions	(354)	(103)	—

Rent expense related to HPT Leases	199,085	188,687	181,730
Rent paid to others(1)	10,206	9,915	9,764
Adjustments to recognize expense on a straight line basis for other leases	29	325	304

Total real estate rent expense	$209,320	$198,927	$191,798

(1)
Includes rent paid directly to HPT's landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

17. Related Party Transactions (Continued)

        The following table summarizes the various amounts related to the HPT Leases that are included in our consolidated balance sheets.

	December 31, 2013	December 31, 2012
Current HPT Leases liabilities:
Accrued rent	$18,041	$17,092
Current portion of sale-leaseback financing obligation(1)	2,358	2,038
Current portion of straight line rent accrual(2)	2,382	2,149
Current portion of deferred gain on sale-leaseback transactions(3)	385	306
Current portion of deferred tenant improvements allowance(4)	6,769	6,769

Total Current HPT Leases liabilities	$29,935	$28,354

Noncurrent HPT Leases liabilities:
Deferred rent obligation(5)	$150,000	$150,000
Sale-leaseback financing obligation(1)	83,762	82,195
Straight line rent accrual(2)	52,901	55,233
Deferred gain on sale-leaseback transactions(3)	3,117	2,792
Deferred tenant improvements allowance(4)	54,146	60,915

Total Noncurrent HPT Leases liabilities	$343,926	$351,135

(1)
Sale-leaseback Financing Obligation. GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheets the leased assets at thirteen of the properties previously owned by our predecessor that we now lease from HPT because we subleased more than a minor portion of those properties to third parties, and one property that did not qualify for operating lease treatment for other reasons. Accordingly, we recorded the leased assets at these properties at an amount equal to HPT's recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale-leaseback financing obligation in our consolidated balance sheets. In addition, sales to HPT of improvements at these properties are accounted for as sale-leaseback financing transactions and these liabilities are increased by the amount of proceeds we receive from HPT. We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the sale-leaseback financing obligation and a portion as interest expense in our consolidated statements of income and comprehensive income. We determined the allocation of these rent payments to the liability and to interest expense using the effective interest method. The amounts allocated to interest expense during the years ended December 31, 2013, 2012 and 2011, were $7,400, $7,330 and $7,390, respectively.

During 2012, the subleases at four of these properties were terminated and we began operating these properties, qualifying the related properties for sale-leaseback accounting. Accordingly, we reduced our property and equipment balance by $22,229 and our sale-leaseback financing obligation balance by $24,646, resulting in a deferred gain of $2,417. In October 2013, the sublease at another one of these properties was terminated and we began to operate that property, qualifying it for sale-leaseback accounting. Accordingly, we reduced our property and equipment

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

17. Related Party Transactions (Continued)

  balance by $2,030 and our sale-leaseback financing obligation balance by $2,463, resulting in a deferred gain of $433. See footnote (3) below for further discussion regarding the deferred gains.

(2)
Straight Line Rent Accrual. The TA Lease included scheduled rent increases over the first six years of the lease term, as do certain of the leases for properties we sublease from HPT, the rent for which we pay directly to HPT's landlords. Also, under our leases with HPT, we are obligated to pay to HPT at lease expiration an amount equal to an estimate of the cost of removing underground storage tanks we would have if we owned the underlying assets. We recognize the effects of scheduled rent increases and the future payment to HPT for the estimated cost of removing underground storage tanks in real estate rent expense over the lease terms on a straight line basis, with offsetting entries to this accrual balance.

(3)
Deferred Gain on Sale-Leaseback Transactions. This gain arose from the terminations during 2012 and 2013 of subleases for five properties we lease from HPT, as further described in note (1) above, and from the sales of certain assets to HPT. Under GAAP, the gain or loss from the sale portion of a sale-leaseback transaction is deferred and amortized into our real estate rent expense on a straight line basis over the then remaining term of the lease.

(4)
Deferred Tenant Improvements Allowance. HPT committed to fund up to $125,000 of capital projects at the properties we lease under the TA Lease without an increase in rent payable by us, which amount HPT had fully funded by September 30, 2010, net of discounting to reflect our accelerated receipt of those funds. In connection with this commitment, we recognized a liability for the rent deemed to be related to this tenant improvements allowance. This deferred tenant improvements allowance was initially recorded at an amount equal to the leasehold improvements receivable we recognized for the discounted value of the then expected future amounts to be received from HPT, based upon our then expected timing of receipt of those payments. We amortize the deferred tenant improvements allowance on a straight line basis over the term of the TA Lease as a reduction of real estate rent expense.

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

        On April 15, 2013, we entered an agreement with Equilon Enterprises LLC doing business as Shell Oil Products US, or Shell, pursuant to which Shell has agreed to construct a network of natural gas fueling lanes at up to 100 of our travel centers located along the U.S. interstate highway system, including travel centers we lease from HPT. In connection with that agreement, on April 15, 2013, we and HPT amended the HPT Leases to revise the calculation of percentage rent payable by us under the HPT Leases, with the intended effect that the amount of percentage rent would be unaffected by the type of fuel sold, whether diesel fuel or natural gas. That amendment also made certain administrative changes to the terms of the HPT Leases. Also on that date, in order to facilitate our agreement with Shell, HPT entered into a subordination, non-disturbance and attornment agreement with Shell, whereby HPT agreed to recognize Shell's license and other rights with respect to the natural gas fueling lanes at our HPT leased travel centers on certain conditions and in certain circumstances.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

17. Related Party Transactions (Continued)

        On July 1, 2013, HPT purchased land that was previously leased by HPT from a third party and subleased to us under the TA Lease. Effective as of that date, rents due to that third party and our paying of those rents of approximately $545 annually on behalf of HPT under the terms of the TA Lease ceased. Also on that date, we and HPT amended the TA Lease to reflect our direct lease from HPT of that land and certain minor properties adjacent to other existing properties included in the TA Lease that also had been purchased by HPT, and to increase annual rent due under the TA Lease by $537, which was 8.5% of HPT's investment.

        On December 23, 2013, HPT purchased property adjacent to a property we lease from HPT under the Petro Lease. Effective as of that date, we and HPT amended the Petro Lease to add that property to that lease and to increase annual rent due under the Petro Lease by $105, which was 8.5% of HPT's investment.

        On August 13, 2013, the travel center located in Roanoke, VA that we leased from HPT under the TA Lease was taken by eminent domain proceedings brought by the Virginia Department of Transportation, or VDOT, in connection with planned highway construction. The TA Lease provides that the annual rent payable by us is reduced by 8.5% of the amount of the proceeds HPT receives from the taking or, at HPT's option, the fair market value rent of the property on the commencement date of the TA Lease. In January 2014, HPT received proceeds from VDOT of $6,178, which is a portion of VDOT's estimate of the value of the property, and as a result our annual rent under the TA Lease was reduced by $525 effective January 6, 2014. We and HPT intend to challenge VDOT's estimate of the property's value. HPT has entered a lease agreement with VDOT to lease this property through August 2014 for $40 per month. We entered into a sublease for this property with HPT and we plan to continue operating it as a travel center through August 2014, and under the terms of the TA Lease we will be responsible to pay this ground lease rent.

Relationship with RMR

        RMR provides business management and shared services to us pursuant to a business management and shared services agreement, or our business management agreement. One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Mr. Barry Portnoy's son, Mr. Adam Portnoy, is an owner of RMR and serves as President, Chief Executive Officer and a director of RMR. Our other Managing Director, Mr. Thomas O'Brien, who is also our President and Chief Executive Officer, Mr. Andrew Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, and Mr. Mark Young, our Executive Vice President and General Counsel, are officers of RMR. RMR provides management services to HPT and HPT's executive officers are officers of RMR. Two of our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR or its affiliates provide management services. Mr. Barry Portnoy serves as a managing director or managing trustee of a majority of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR serve as officers of those companies.

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

17. Related Party Transactions (Continued)

Rebholz and Young are also eligible to participate in certain RMR benefit plans. We believe the compensation we paid to these officers reasonably reflected their division of business time; however, periodically, these individuals may divide their business time differently than they do currently and their compensation from us may become disproportionate to this division.

        Our Board of Directors has given our Compensation Committee, which is comprised exclusively of our Independent Directors, authority to act on our behalf with respect to our business management agreement with RMR. The charter of our Compensation Committee requires the committee to annually review the terms of the business management agreement, evaluate RMR's performance under this agreement and determine whether to renew, amend or terminate the business management agreement.

        Pursuant to the business management agreement, RMR assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, advice and supervision with respect to our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel centers and travel center companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal and tax matters, human resources, insurance programs, management information systems and the like. Under our business management agreement, we pay RMR an annual business management fee equal to 0.6% of the sum of our gross fuel margin (which is our fuel sales revenues less our cost of fuel sales) plus our total nonfuel revenues. The fee is payable monthly based on the prior month's margins and revenues. This fee totaled $10,758, $10,025 and $9,435 for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of income and comprehensive income.

        RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR's costs of providing this internal audit function was approximately $208, $193 and $240 for the years ended December 31, 2013, 2012 and 2011, respectively. These allocated costs are in addition to the business management fees paid to RMR.

        The current term of our business management agreement with RMR ends on December 31, 2014, and automatically renews for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate the business management agreement upon 60 days prior written notice. RMR may also terminate the business management agreement upon five business days' notice if we undergo a change of control, as defined in the business management agreement.

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

17. Related Party Transactions (Continued)

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

        In July 2011, we entered a property management agreement with RMR under which RMR provides building management services to us for our headquarters building. The charter of our Compensation Committee requires that annually the committee review the property management agreement, evaluate RMR's performance under this agreement and renew, amend or terminate this agreement. We paid RMR $143, $132 and $58 for property management services at our headquarters building for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of income and comprehensive income.

        Under the Plan, we grant restricted shares to certain employees of RMR who are not also Directors, officers or employees of ours. We granted a total of 48,950, 59,725 and 61,350 shares with an aggregate value of $523, $260 and $260 to such persons in 2013, 2012 and 2011, respectively, based upon the closing price of our common shares on the NYSE (for grants made in 2013) or NYSE MKT (for grants made in 2012 and 2011) on the dates of the grants. One fifth of those shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to both the fees we pay to RMR and our share grants to our Directors, officers and employees. On occasion, we have entered into arrangements with former employees of ours or RMR in connection with the termination of their employment with us or RMR, providing for the acceleration of vesting of shares previously granted to them under the Plan. Additionally, each of our President and Chief Executive Officer, Executive Vice President, Chief Financial Officer and Treasurer, and Executive Vice President and General Counsel received grants of restricted shares of other companies to which RMR provides management services, including HPT, in their capacities as officers of RMR.

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

17. Related Party Transactions (Continued)

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

Relationship with AIC

        We, RMR and six other companies to which RMR provides management services each owned 12.5% of AIC, an Indiana insurance company, as of December 31, 2013. A majority of our Directors and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by the affirmative votes of both a majority of our Board of Directors and a majority of our Independent Directors.

        As of December 31, 2013, we have invested $5,229 in AIC since its formation in 2008. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as a majority of our Directors are also directors of AIC. Our investment in AIC had a carrying value of $5,913 and $5,629 as of December 31, 2013 and 2012, respectively, which amounts are included in other noncurrent assets on our consolidated balance sheets. We recognized income of $334, $316 and $140, related to our investment in AIC for 2013, 2012 and 2011, respectively. In June 2013, we and the other shareholders of AIC purchased a one-year property insurance policy providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. We paid AIC a premium, including taxes and fees, of $2,743 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy. Our annual premiums for this property insurance in 2012 and 2011 were $3,183 and $1,664, respectively, before adjustments made for acquisitions or dispositions we made during these periods. We may determine to renew our participation in this program in June 2014 We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by reducing our insurance expenses and by realizing our pro rata share of any profits of this insurance business. See Note 16 for a further description of our investment in AIC.

        On March 25, 2014, as a result of the removal, without cause, of all of the trustees of CommonWealth REIT, or CWH, CWH underwent a change in control, as defined in the shareholders agreement among us, the other shareholders of AIC and AIC. As a result of that change in control and in accordance with the terms of the shareholders agreement, we and the other non-CWH shareholders exercised our rights to purchase shares of AIC that CWH then owned. Pursuant to that exercise, on

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

17. Related Party Transactions (Continued)

May 9, 2014, we and those other shareholders purchased pro rata the AIC shares CWH owned. In accordance with that exercise, we purchased 2,857 AIC shares from CWH for $825. Following these purchases, we and the other remaining six shareholders each owned approximately 14.3% of AIC.

Relationship with PTP

        PTP is a joint venture between us and Tejon Development Corporation, which owned the land on which PTP has built two travel centers and two convenience stores in California. We own a 40% interest in PTP and operate the two travel centers and two convenience stores PTP owns for which we receive management and accounting fees. The carrying value of our investment in PTP as of December 31, 2013 and 2012, was $17,672 and $15,332, respectively. During each of the years ended December 31, 2013, 2012 and 2011, we recognized management and accounting fee income of $800. At December 31, 2013 and 2012, we had a net payable to PTP of $1,147 and $575, respectively. We recognized income of $2,340, $1,561 and $1,029 during the years ended December 31, 2013, 2012 and 2011, respectively, related to this investment. During 2012, we received distributions from PTP totaling $4,800. These distributions represented a return on our investment and, accordingly, are included as operating activities in the accompanying consolidated statements of cash flows. See Note 16 for a further description of our investment in PTP.

18. Commitments and Contingencies

Purchase Commitments

        As of December 31, 2013, we had entered an agreement to acquire an additional travel center property for $3,000. We completed this acquisition in January 2014.

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

Environmental Matters

        Extensive environmental laws regulate our operations and properties. These laws may require us to investigate and clean up hazardous substances, including petroleum or natural gas products, released at our owned and leased properties. Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance. We use both underground storage tanks and above ground storage tanks to store petroleum products, natural gas and waste at our locations. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. At some locations we must also comply with environmental laws relative to

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

18. Commitments and Contingencies (Continued)

vapor recovery or discharges to water. Under the terms of our leases, we generally have agreed to indemnify HPT for any environmental liabilities related to properties that we lease from HPT and we are required to pay all environmental related expenses incurred in the operation of the properties. Under our agreement with Shell, we have agreed to indemnify Shell and its affiliates from certain environmental liabilities incurred with respect to our travel centers where natural gas fueling lanes are installed.

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

        At December 31, 2013, we had a gross accrued liability of $7,487 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,611, resulting in an estimated net amount of $5,876 that we expect to need to fund in the future. We do not have a reserve for unknown current or potential future environmental matters. Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments. We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our locations, individually or in the aggregate, would be material to our financial condition or results of operations.

        We have insurance of up to $10,000 per incident and up to $40,000 in the aggregate for certain environmental liabilities not known by us at the time the policies were issued, subject, in each case, to certain limitations and deductibles. However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

18. Commitments and Contingencies (Continued)

        The following table sets forth the various amounts regarding environmental matters, as of December 31, 2013 and 2012, recorded in our consolidated balance sheets as either current or noncurrent assets or liabilities.

	December 31,
	2013	2012
Gross liability for environmental matters:
Included in other current liabilities	$5,639	$7,988
Included in other noncurrent liabilities	1,848	2,367

Total recorded liabilities	7,487	10,355
Less-expected recoveries of future expenditures, included in other noncurrent assets	(1,611)	(2,718)

Net estimated environmental costs to be funded by future operating cash flows	$5,876	$7,637

        While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future or the ultimate outcome of matters currently pending. We cannot be certain that contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future. If we discover additional environmental issues, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our major product, diesel fuel, and may require us to expend significant amounts. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor vehicle gasoline and diesel fuel, as well as President Obama's recent order that his administration develop and implement new fuel efficiency standards for medium and heavy duty commercial trucks by March 2016, could negatively impact our business and has caused us to add certain services and provide certain products to our customers. Further, legislation and regulations that limit carbon emissions also may cause our energy costs at our locations to increase.

        As of December 31, 2013, the estimated gross amounts of the cash outlays by year related to the matters for which we have accrued an environmental liability are $5,639, $836, $348, $348 and $316 for the years 2014, 2015, 2016, 2017 and 2018, respectively. These cash expenditure amounts do not reflect any amounts for the expected recoveries as we cannot accurately predict the timing of those cash receipts. These estimated future gross cash disbursements are subject to change based on, among other things, changes in the underlying remediation activities and changes in the regulatory environment.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

18. Commitments and Contingencies (Continued)

Legal Proceedings

        In May 2010, the California Attorney General commenced litigation on behalf of the California State Water Resources Control Board, or the State Water Board, against various defendants, including us, HPT TA Properties Trust (which is a subsidiary of HPT), PTP and Tejon in the Superior Court of California for Alameda County seeking unspecified civil penalties and injunctive relief for alleged violations of underground storage tank laws and regulations at various facilities in Kern and Merced Counties, which alleged violations do not include release of contamination into the environment. On July 26, 2010, the California Attorney General voluntarily dismissed this litigation against us and the other named defendants, and on September 2, 2010, refiled its complaint against the same defendants in the Superior Court of California for Merced County, or the Superior Court, seeking unspecified civil penalties and injunctive relief. We have denied the material allegations in the complaint and asserted various affirmative defenses. Under the TA Lease and our expired lease agreement with Tejon for a travel center that was closed in 2009, we are liable to indemnify HPT TA Properties Trust and Tejon for any liabilities, costs and expenses they incur in connection with this litigation. In February 2014, the parties reached an agreement to settle these claims for a cash payment of $1,800, suspended penalties of $1,000 that may become payable by us in the future if, prior to March 2019, we fail to comply with specified underground storage tank laws and regulations; and our agreement to invest, prior to March 2018, up to $2,000 of verified costs that are directly related to the development and implementation of a comprehensive California Enhanced Environmental Compliance Program for the underground storage tank systems at all of our California facilities that is above and beyond minimum requirements of California law and regulations related to underground storage tank systems. During 2013, we incurred $206 of such verified compliance costs that qualify towards the $2,000 requirement. To the extent that we do not incur the full $2,000 of eligible environmental compliance costs by March 2018, the difference between the amount we incur and $2,000 will be payable to the State Water Board. The parties submitted to the Superior Court for approval a form of Proposed Final Consent Judgment and Permanent Injunction, which also included injunctive relief provisions requiring that we comply with certain California environmental laws and regulations applicable to underground storage tank systems and the Superior Court approved the related Proposed Final Consent Judgment and Permanent Injunction on February 20, 2014. As of December 31, 2013, we have a liability of $3,594 recorded with respect to this matter. The expense related to this matter was recognized in prior years. We believe that the probability of triggering any portion of the $1,000 of suspended penalties is remote and have not recognized a loss or a liability for that amount, but it is possible that such events will occur and some portion or all of the $1,000 may become payable and would be charged to expense at the time of that future event.

        Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in U.S. district courts in over 20 states. Major petroleum refiners and retailers were named as defendants in one or more of these lawsuits. The plaintiffs in the lawsuits generally alleged that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale. One theory alleged that the plaintiffs purchased smaller amounts of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy. A second theory alleged that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

18. Commitments and Contingencies (Continued)

suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers. These "tax" cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays. A third theory alleged that all purchasers of fuel at any temperature are harmed because the defendants do not use equipment that adjusts for temperature or disclose the temperature of fuel being sold, and thereby deprive customers of information they allegedly require to make an informed purchasing decision. All of these cases were consolidated in the U.S. District Court for the District of Kansas pursuant to multi-district litigation procedures. On May 28, 2010, that Court ruled that, with respect to two cases originally filed in the U.S. District Court for the District of Kansas, it would grant plaintiffs' motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel). On January 19, 2012, the Court amended its prior ruling, and certified a class with respect to plaintiffs' claims for damages as well. A TA entity was named in one of those two Kansas cases, but the Court ruled that the named plaintiffs were not sufficient to represent a class as to TA. TA was thereafter dismissed from the Kansas case. Several defendants in the Kansas cases, including major petroleum refiners, have entered into multi-state settlements. Following a September 2012 trial against the remaining defendants in the Kansas cases, the jury returned a unanimous verdict in favor of those Kansas defendants, and the judge likewise ruled in the Kansas defendants' favor on the sole non-jury claim. In early 2013, the Court announced its intention to remand three cases originally filed in federal district courts in California back to their original courts. On April 9, 2013, the Court granted plaintiffs' motion for class certification in connection with the California claims in the California cases. On August 14, 2013, the Court granted summary judgment for the defendants with respect to all California claims in the California cases, and in February 2014, the U.S. District Court for the Northern District of California entered judgment in favor of the defendants with respect to those claims. The plaintiffs in the California cases all dismissed their non-California claims against TA, except for one individual plaintiff, who continues to assert claims based on purchases of fuel in states other than California. In January 2014, TA was dismissed with prejudice in all the non-California cases in all states in which it remained a defendant at that time. Therefore, the only case in which TA remains a defendant is the case in which one remaining plaintiff is pursuing non-California claims. We believe there are substantial factual and legal defenses to the allegations made in this remaining case. While we do not expect that we will incur a material loss in this case, we cannot estimate our ultimate exposure to loss or liability, if any, related to the lawsuit.

        On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the U.S. District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant, which was allowed on March 25, 2010. The amended complaint also added as defendants Ceridian Corporation, Pilot Travel Centers LLC and Love's Travel Stops & Country Stores, Inc. Comdata markets fuel cards which are used for payments by trucking companies at truck stops. The amended complaint alleged antitrust violations arising out of Comdata's contractual relationships with truck stops in connection with its fuel cards. The plaintiffs have sought unspecified damages and injunctive relief. On March 24, 2011, the Court dismissed the claims against TA in the amended complaint, but granted plaintiffs leave to file a new amended complaint. Four independent truck stop owners, as plaintiffs, filed a new amended

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

18. Commitments and Contingencies (Continued)

complaint against us on April 21, 2011, repleading their claims. On May 6, 2011, we renewed our motion to dismiss the complaint with prejudice while discovery otherwise proceeded. The Court denied our renewed motion to dismiss on March 29, 2012, and we filed an answer to the complaint on April 30, 2012. During December 2013, we entered into settlement discussions among the co-defendants and the plaintiffs that continued into 2014. On February 28, 2014, we entered into a Definitive Master Class Settlement Agreement with the plaintiffs, or the settlement agreement. The settlement agreement provides for the Company and the co-defendants to pay an aggregate of $130,000 to a settlement fund for class members, including $10,000 from us, in exchange for the dismissal with prejudice of the litigation and the unconditional release of all claims that class members brought or could have brought against us and the co-defendants with respect to the litigation and related actions. The settlement agreement is subject to the approval of the Court. On March 17, 2014, the Court preliminarily approved the settlement agreement, authorized notice to the class and scheduled a hearing for July 14, 2014, to consider the final approval of the settlement. We recognized a $10,000 loss in connection with this matter in December 2013 and made the cash payment in March 2014.

        In addition to the legal proceedings referenced above, we are routinely involved in various other legal and administrative proceedings, including tax audits, incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

19. Other Information

	Years Ended December 31,
	2013	2012	2011
Operating expenses included the following:
Repairs and maintenance expenses	$40,946	$38,893	$35,871
Advertising expenses	$22,748	$20,563	$18,768
Taxes other than payroll and income taxes	$17,463	$15,818	$16,252

        Interest expense consisted of the following:

	Years Ended December 31,
	2013	2012	2011
Interest related to our Senior Notes and Credit Facility	$10,537	$2,096	$1,036
HPT rent classified as interest	7,400	7,330	7,390
Amortization of deferred financing costs	667	352	403
Capitalized interest	(1,033)	—	—
Other	79	580	176

Interest expense	$17,650	$10,358	$9,005

        We capitalize the portion of our interest expense that is attributable under GAAP to our more significant construction projects over the duration of the respective construction periods. Capitalized interest is amortized to depreciation and amortization expense over the estimated useful life of the corresponding asset.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

20. Selected Quarterly Financial Data (unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2013 and 2012:

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,957,351	$2,018,754	$2,062,096	$1,906,530
Gross profit (excluding depreciation)	263,807	301,228	307,141	280,651
Income (loss) from operations	(8,460)	19,971	20,938	(11,259)
Net income (loss)	$(12,139)	$15,984	$15,803	$11,975
Net income (loss) per share:
Basic and diluted	$(0.41)	$0.54	$0.53	$0.39

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,994,869	$2,041,507	$2,034,153	$1,925,195
Gross profit (excluding depreciation)	243,352	294,223	288,306	260,119
Income (loss) from operations	(11,309)	32,017	20,933	(171)
Net income (loss)	$(14,185)	$29,852	$18,990	$(2,459)
Net income (loss) per share:
Basic and diluted	$(0.49)	$1.04	$0.66	$(0.08)

        During the fourth quarter of 2013 we recognized a $10,000 charge related to a litigation settlement; an asset impairment charge of $659; an increase of $1,500 to our inventory reserves for excess and obsolete parts; a $1,097 charge for a claim against us related to invalid biodiesel renewable identification numbers; and $29,853 related to the reversal of a portion of the valuation allowance for deferred tax assets. Additionally, during the fourth quarter of 2013 we recognized a charge of $2,435 to correct for certain misstatements in our historical financial statements that we determined to be immaterial.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC
June 6, 2014	By:	/s/ ANDREW J. REBHOLZ
		Name:	Andrew J. Rebholz
		Title:	Executive Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. O'BRIEN Thomas M. O'Brien	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	June 6, 2014
/s/ ANDREW J. REBHOLZ Andrew J. Rebholz	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	June 6, 2014
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Director	June 6, 2014
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Independent Director	June 6, 2014
/s/ LISA HARRIS JONES Lisa Harris Jones	Independent Director	June 6, 2014
/s/ ARTHUR G. KOUMANTZELIS Arthur G. Koumantzelis	Independent Director	June 6, 2014