Form 10-Q
period 2014-03-31
TRAVELCENTERS OF AMERICA LLC
filed 2014-08-21
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of Common Shares outstanding at August 18, 2014: 37,669,546 common shares.

 TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

March 31, 2014

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$82,348	$85,657
Accounts receivable (less allowance for doubtful accounts of $1,507 as of March 31, 2014, and $1,304 as of December 31, 2013)	157,207	105,932
Inventories	192,377	199,201
Other current assets	79,542	79,604
Total current assets	511,474	470,394

Property and equipment, net	706,600	704,866
Goodwill and intangible assets, net	48,475	48,772
Other noncurrent assets	33,283	33,250
Total assets	$1,299,832	$1,257,282

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$192,675	$149,645
Current HPT Leases liabilities	30,761	29,935
Other current liabilities	123,554	124,033
Total current liabilities	346,990	303,613

Noncurrent HPT Leases liabilities	341,120	343,926
Senior Notes due 2028	110,000	110,000
Other noncurrent liabilities	47,074	45,866
Total liabilities	845,184	803,405

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 39,158,666 shares authorized at March 31, 2014, and December 31, 2013, and 37,625,366 shares issued and outstanding at March 31, 2014, and December 31, 2013	675,138	674,391
Accumulated other comprehensive income	661	834
Accumulated deficit	(221,151)	(221,348)
Total shareholders’ equity	454,648	453,877

Total liabilities and shareholders’ equity	$1,299,832	$1,257,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013

Revenues:
Fuel	$1,589,646	$1,625,107
Nonfuel	374,666	329,194
Rent and royalties	2,997	3,050
Total revenues	1,967,309	1,957,351

Cost of goods sold (excluding depreciation):
Fuel	1,497,329	1,548,179
Nonfuel	168,416	145,365
Total cost of goods sold (excluding depreciation)	1,665,745	1,693,544

Operating expenses:
Site level operating	199,649	183,933
Selling, general & administrative	26,796	23,227
Real estate rent	54,126	51,884
Depreciation and amortization	16,128	13,223
Total operating expenses	296,699	272,267

Income (loss) from operations	4,865	(8,460)

Acquisition costs	(610)	(115)
Interest income	39	235
Interest expense	(4,075)	(4,065)
Income (loss) before income taxes and income from equity investees	219	(12,405)
Provision for income taxes	276	170
Income from equity investees	254	436
Net income (loss)	$197	$(12,139)

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $(90) and $(53), respectively	(192)	(126)
Equity interest in investee’s unrealized gain (loss) on investments	19	(8)
Other comprehensive income (loss)	(173)	(134)

Comprehensive income (loss)	$24	$(12,273)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.41)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$197	$(12,139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash rent expense	(2,168)	(2,129)
Share based compensation expense	758	772
Depreciation and amortization expense	16,128	13,223
Income from equity investees	(254)	(436)
Amortization of deferred financing costs	169	154
Deferred income tax provision	276	85
Charge for doubtful accounts	301	22
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(51,676)	(61,925)
Inventories	7,001	3,004
Other current assets	65	635
Accounts payable and other current liabilities	40,561	73,278
Other, net	49	737
Net cash provided by operating activities	11,407	15,281

Cash flows from investing activities:
Proceeds from sales of improvements to HPT	5,795	22,409
Proceeds from asset sales	42	7
Acquisitions of businesses, net of cash acquired	(3,202)	(9,367)
Capital expenditures	(17,010)	(32,535)
Net cash used in investing activities	(14,375)	(19,486)

Cash flows from financing activities:
Proceeds from sale-leaseback transactions with HPT	268	246
Fees paid related to the issuance of common shares	(11)	—
Proceeds from Senior Notes issuance	—	110,000
Sale-leaseback financing obligation payments	(589)	(509)
Payment of deferred financing fees	—	(4,748)
Net cash provided by (used in) financing activities	(332)	104,989

Effect of exchange rate changes on cash	(9)	(9)

Net increase (decrease) in cash	(3,309)	100,775

Cash and cash equivalents at the beginning of the period	85,657	35,189
Cash and cash equivalents at the end of the period	$82,348	$135,964

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$3,989	$1,997
Income taxes paid (net of refunds)	$1	$(48)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

1.                                      Basis of Presentation, Business Description and Organization

TravelCenters of America LLC, which we refer to as the Company or we, us and our, operates and franchises travel centers under the “TravelCenters of America,” “TA” or related brand names, or the TA brand, and the “Petro Stopping Centers” and “Petro” brand names, or the Petro brand, primarily along the U.S. interstate highway system.  Our travel center customers include trucking fleets and their drivers, independent truck drivers and motorists.  We also operate convenience stores with retail gasoline stations, primarily under the “Minit Mart” brand name, that generally serve motorists.  Our travel centers include, on average, over 25 acres of land and typically offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, travel and convenience stores and various other driver amenities.  Our convenience stores have, on average, ten fueling positions and approximately 5,000 square feet of interior space offering merchandise and QSRs.  We also collect rents, royalties and other fees from our franchisees.

At March 31, 2014, our geographically diverse business included 248 travel centers in 43 U.S. states and in Canada, including 173 travel centers operated under the TA brand, and 75 travel centers operated under the Petro brand.  As of March 31, 2014, we operated 218 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 30 of these travel centers. Of our 248 travel centers at March 31, 2014, we owned 34, we leased or managed 189, including 184 that we leased from Hospitality Properties Trust, or HPT, and franchisees owned or leased 25 from third parties.  We sublease to franchisees five of the travel centers we lease from HPT.

As of March 31, 2014, we operated 34 convenience stores in four states, primarily Kentucky.  Of our 34 convenience stores at March 31, 2014, we owned 27, we leased five, including one that we leased from HPT, and we operated two for a joint venture in which we own a minority interest.

We manage our business on the basis of one operating segment and, therefore, have one reportable segment. Our locations sell similar products and services, use similar processes to sell products and services, and sell products and services to similar customers. We sometimes make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry.  We have only a single travel center located in a foreign country, Canada, and we do not consider the revenues and assets related to our operations in Canada to be material to us.

The accompanying condensed consolidated financial statements are unaudited.  These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements.  The disclosures do not include all the information necessary for complete financial statements in accordance with GAAP.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or our Annual Report.  In the opinion of our management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances have been eliminated.  While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.  For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries in GAAP. The new standard will apply for annual periods beginning after December 15, 2016, including interim periods therein. Early adoption is prohibited. We have not yet determined the effects, if any, adoption of this update may have on our consolidated financial statements.

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

	Three Months Ended March 31,
	2014	2013

Net income (loss), as reported	$197	$(12,139)
Less: net income (loss) attributable to participating securities	10	(755)
Net income (loss) available to common shareholders	$187	$(11,384)

Weighted average common shares(1)	35,783,417	27,698,301

Basic and diluted net income (loss) per share	$0.01	$(0.41)

(1)  Excludes unvested shares granted under our share award plan, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shareholders.  The weighted average number of unvested shares outstanding for the three months ended March 31, 2014 and 2013, was 1,841,949 and 1,837,905, respectively.

3.                                      Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2014	2013

Nonfuel products	$146,221	$150,600
Fuel products	46,156	48,601
Total inventories	$192,377	$199,201

4.                                      Acquisitions

During the three months ended March 31, 2014, we acquired a travel center for $3,242, and we accounted for this transaction as a business combination.  The following table summarizes the amounts assigned, based on their fair values, to the assets we acquired and liabilities we assumed in the business combination described above.

Cash	$40
Inventories	201
Other current assets	1
Property and equipment	3,074
Other noncurrent assets	16
Other current liabilities	(15)
Other noncurrent liabilities	(75)
Total purchase price	$3,242

We have included the results of this travel center in our consolidated financial statements from its date of acquisition.  The pro forma impact of including the results of operations of this acquisition from the beginning of the period is not material to our condensed consolidated financial statements.

During the three months ended March 31, 2014 and 2013, we incurred $610 and $115, respectively, of acquisition costs for the legal, due diligence and related activities associated with our consideration and completion of possible and actual acquisitions, including for

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

closed, pending and abandoned acquisitions, which amounts are included in our consolidated statements of operations and comprehensive income (loss).

As of March 31, 2014, we had entered agreements to acquire two travel center properties for approximately $21,500 plus saleable inventory at cost. Subsequently, we entered agreements to purchase two additional travel centers for an aggregate of $5,900, plus saleable inventory at cost. During July 2014, we completed one of these acquisitions for approximately $14,000 plus saleable inventory at cost. We expect to complete the other acquisitions during 2014, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change.

5.                                      Debt

Senior Notes

On January 15, 2013, we issued at par $110,000 aggregate principal amount of our 8.25% Senior Notes, or the Senior Notes, in an underwritten public offering.  The Senior Notes are our senior unsecured obligations.  The indenture governing our Senior Notes does not limit the amount of indebtedness we may incur.  We may issue additional debt from time to time.  The indenture also requires that we file our reports under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, with the indenture trustee within a prescribed time period.  We did not maintain compliance with this covenant for the quarter ended March 31, 2014, but the filing of this Quarterly Report on Form 10-Q, or this Quarterly Report,  cures this non-compliance.  However, due to delays in filing our Form 10-Q for the period ended June 30, 2014, or our Second Quarter 10-Q, we expect that we will be unable to maintain compliance with this covenant for the quarter ended June 30, 2014.  Our failure to timely file our Second Quarter 10-Q, if not cured within a specified time period, could lead to an event of default under the indenture.

We estimate that the fair value of our Senior Notes was $115,148 based on the trading price (a Level 1 input) of our Senior Notes on March 31, 2014.  The fair value of the Senior Notes exceeds the book value because the Senior Notes were trading at a premium to their par value.

Revolving Credit Facility

Our $200,000 credit facility requires that we furnish our consolidated financial statements to our lenders within certain prescribed time periods.  As a result of an agreement with these lenders the time for us to deliver our financial statements for the period ended March 31, 2014, was extended until July 31, 2014, and we satisfied this extended requirement by delivering the required financial statements to our lenders by July 31, 2014.  Further, as a result of an agreement with these lenders, the time for us to deliver our financial statements for the period ended June 30, 2014, was extended until September 30, 2014.

6.                                      Accumulated Other Comprehensive Income

Accumulated other comprehensive income at March 31, 2014, consisted of the following:

	Foreign currency translation adjustment	Equity interest in investee’s unrealized gain (loss) on investments	Accumulated other comprehensive income

Balance at December 31, 2013	$785	$49	$834

Foreign currency translation adjustment, net of tax of $(90)	(192)	—	(192)
Equity interest in investee’s unrealized loss on investments	—	19	19
Other comprehensive income (loss), net of tax	(192)	19	(173)

Balance at March 31, 2014	$593	$68	$661

7.                                      Related Party Transactions

Relationship with HPT

HPT was our parent company until 2007 and is our principal landlord and our largest shareholder.  We were created as a separate public company in 2007 as a result of a spin off from HPT.  As of March 31, 2014, HPT owned 3,420,000 of our common shares, representing approximately 9.1% of our outstanding common shares.  One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of HPT.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is also a managing trustee of HPT, and Mr. Barry Portnoy’s son-in-law, Mr. Ethan Bornstein, is an executive officer of HPT.  Our other Managing Director, Mr. Thomas O’Brien, who is also our

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

President and Chief Executive Officer, is a former executive officer of HPT.  One of our Independent Directors, Mr. Arthur Koumantzelis, was an independent trustee of HPT prior to our spin-off from HPT.

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

The HPT Leases are “triple net” leases that require us to pay all costs incurred in the operation of the leased properties, including costs related to personnel, utilities, acquiring inventories, providing services to customers, insurance, real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those properties at which HPT leases the property from the owner and subleases it to us.  We also are required generally to indemnify HPT for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased properties and, at lease expiration, we are required to pay an amount equal to an estimate of the cost of removing underground storage tanks on the leased properties.

Effective January 2012 and 2013, we began to incur percentage rent payable to HPT under the TA Lease and the Petro Lease, respectively.  In each case, the percentage rent equals 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased properties over base amounts.  The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index.  Also, HPT has agreed to waive payment of the first $2,500 of percentage rent that may become due under our Petro Lease; HPT waived $152 of percentage rent under our Petro Lease for the three months ended March 31, 2014, pursuant to that waiver, and through the first quarter of 2014 has cumulatively waived $518 of the $2,500 of percentage rent to be waived.  The total amount of percentage rent (which is net of the waived amount) that we incurred during the three months ended March 31, 2014 and 2013, was $893 and $689, respectively.

Under the HPT Leases, we may request that HPT purchase approved amounts for renovations, improvements and equipment at the leased properties in return for increases in our minimum annual rent according to the following formula: the minimum rent per year will be increased by an amount equal to the amount paid by HPT multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%.  During the three months ended March 31, 2014 and 2013, pursuant to the terms of the HPT Leases, we sold to HPT $6,063 and $22,655, respectively, of improvements we previously made to properties leased from HPT, and, as a result, our minimum annual rent payable to HPT increased by approximately $515 and $1,926, respectively.  At March 31, 2014, our property and equipment balance included $2,570 of improvements of the type that we typically request that HPT purchase for an increase in rent in the future; however, HPT is not obligated to purchase these improvements.  In June 2014, we sold to HPT $15,860 of improvements for an increase in minimum annual rent payable to HPT of $1,348.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

The following table details amounts related to the HPT Leases and other leases that are reflected in real estate rent expense in our condensed consolidated statements of operations and comprehensive income (loss).

	Three Months Ended
	March 31,
	2014	2013
Cash payments to HPT under the HPT Leases	$55,146	$52,850
Change in accrued estimated percentage rent	618	666
Adjustments to recognize expense on a straight line basis	(341)	(241)
Less sale-leaseback financing obligation amortization	(589)	(509)
Less portion of rent payments recognized as interest expense	(1,470)	(1,741)
Less deferred tenant improvements allowance amortization	(1,692)	(1,692)
Amortization of deferred gain on sale-leaseback transactions	(96)	(77)
Rent expense related to HPT Leases	51,576	49,256
Rent paid to others (1)	2,607	2,607
Adjustments to recognize expense on a straight line basis for other leases	(57)	21
Total real estate rent expense	$54,126	$51,884

(1)         Includes rent paid directly to HPT’s landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.

The following table details amounts related to the HPT Leases that are included in our condensed consolidated balance sheets.

	March 31,	December 31,
	2014	2013

Current HPT Leases liabilities:
Accrued rent	$18,764	$18,041
Current portion of sale-leaseback financing obligation (1)	2,405	2,358
Current portion of straight line rent accrual (2)	2,438	2,382
Current portion of deferred gain on sale-leaseback transactions (3)	385	385
Current portion of deferred tenant improvements allowance (4)	6,769	6,769
Total Current HPT Leases liabilities	$30,761	$29,935

Noncurrent HPT Leases liabilities:
Deferred rent obligation (5)	$150,000	$150,000
Sale-leaseback financing obligation (1)	83,393	83,762
Straight line rent accrual (2)	52,252	52,901
Deferred gain on sale-leaseback transactions (3)	3,021	3,117
Deferred tenant improvements allowance (4)	52,454	54,146
Total Noncurrent HPT Leases liabilities	$341,120	$343,926

(1)         Sale-leaseback Financing Obligation.  GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheets the leased assets at thirteen of the properties previously owned by our predecessor that we now lease from HPT because we subleased more than a minor portion of those properties to third parties, and one property that did not qualify for operating lease treatment for other reasons.  Accordingly, we recorded the leased assets at these properties at an amount equal to HPT’s recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale-leaseback financing obligation in our consolidated balance sheets.  In addition, sales to HPT of improvements at these properties are accounted for as sale-leaseback financing transactions and these liabilities are increased by the amount of proceeds we receive from HPT.  We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the sale-leaseback

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

financing obligation and a portion as interest expense in our consolidated statements of operations and comprehensive income (loss).  We determined the allocation of these rent payments to the liability and to interest expense using the effective interest method.  The amounts allocated to interest expense during the three months ended March 31, 2014 and 2013, were $1,470 and $1,741, respectively.

During 2012 and 2013, subleases to franchisees of ours at five of these properties were terminated and we began operating these properties directly.  The termination of these subleases qualified the properties for sale-leaseback accounting at which times we removed the related assets and liabilities from our consolidated balance sheet.  See note (3) below for further discussion regarding the deferred gains of $2,850 we recognized as part of these sublease terminations.

(2)  Straight Line Rent Accrual.  The TA Lease included scheduled rent increases over the first six years of the lease term, as do certain of the leases for properties we sublease from HPT, the rent for which we pay directly to HPT’s landlords.  Also, under our leases with HPT, we are obligated to pay to HPT at lease expiration an amount equal to an estimate of the cost of removing the underground storage tanks we would have if we owned the underlying assets.  We recognize the effects of scheduled rent increases and the future payment to HPT for the estimated cost of removing underground storage tanks in real estate rent expense over the lease terms on a straight line basis, with offsetting entries to this accrual balance.

(3)  Deferred Gain on Sale-Leaseback Transactions.  This gain arose from our 2012 and 2013 terminations of subleases to franchisees for five properties we lease from HPT, which qualified these properties for sale-leaseback accounting and required us to remove the related assets and liabilities from our consolidated balance sheets, as further described in note (1) above, and from the sales of certain assets to HPT.  Under GAAP, the gain or loss from the sale portion of a sale-leaseback transaction is deferred and amortized into our real estate rent expense on a straight line basis over the then remaining term of the lease.

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

On August 13, 2013, the travel center located in Roanoke, VA that we leased from HPT under the TA Lease was taken by eminent domain proceedings brought by the Virginia Department of Transportation, or VDOT, in connection with planned highway construction.  The TA Lease provides that the annual rent payable by us is reduced by 8.5% of the amount of the proceeds HPT receives from the taking or, at HPT’s option, the fair market value rent of the property on the commencement date of the TA Lease.  In January 2014, HPT received proceeds from VDOT of $6,178, which is a substantial portion of VDOT’s estimate of the value of the property, and as a result our annual rent under the TA Lease was reduced by $525 effective January 6, 2014.  We and HPT have challenged VDOT’s estimate of the property’s value and expect that the ultimate resolution of this matter will take a prolonged period of time.  HPT entered a lease agreement with VDOT to lease for $40 per month this property through August 31, 2014, which lease term was recently extended through November 15, 2014.  We entered into a sublease for this property with HPT and, we plan to continue operating it as a travel center through November 15, 2014.  Under the terms of the TA Lease, we are responsible to pay the rent to VDOT under the lease agreement.

Relationship with RMR

Reit Management & Research LLC, or RMR, provides business management and shared services to us pursuant to a business management and shared services agreement, or our business management agreement.  One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is an owner of RMR and serves as President, Chief Executive Officer and a director of RMR.  Our other Managing Director, Mr. Thomas O’Brien, who is also our President and Chief Executive Officer, Mr. Andrew Rebholz, our Executive Vice President, Chief Financial Officer and

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Treasurer, and Mr. Mark Young, our Executive Vice President and General Counsel, are officers of RMR.  RMR provides management services to HPT and HPT’s executive officers are officers of RMR.  Two of our Independent Directors also serve as independent directors or independent trustees of other companies to which RMR or its affiliates provide management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of a majority of the public companies to which RMR or its affiliates provide management services and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.  In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement and property management agreement with RMR, we incurred aggregate fees of $2,854 and $2,483 for the three months ended March 31, 2014 and 2013, respectively.  These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss).

Relationship with AIC

We, RMR and six other companies to which RMR provides management services each owned 12.5% of Affiliates Insurance Company, or AIC, an Indiana insurance company as of March 31, 2014.  As noted below, one of those shareholders has since had its AIC equity interests purchased by us and the other AIC shareholders pro rata.  A majority of our Directors and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  As of March 31, 2014, we had invested $5,229 in AIC since its formation in 2008.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as a majority of our Directors are also directors of AIC.  Our investment in AIC had a carrying value of $5,835 and $5,913 as of March 31, 2014 and December 31, 2013, respectively, which amounts are included in other noncurrent assets on our consolidated balance sheets.  We recognized a loss of $97 and income of $76 related to our investment in AIC for the three months ended March 31, 2014 and 2013, respectively.  In June 2014, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with the renewal, we purchased a one-year property insurance policy providing $500,000 of coverage, with respect to which AIC is a reinsurer of certain coverage amounts.  We paid AIC a premium, including taxes and fees, of approximately $1,601 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by reducing our insurance expenses and by realizing our pro rata share of any profits of this insurance business.

On March 25, 2014, as a result of the removal, without cause, of all of the trustees of CommonWealth REIT, or CWH, CWH underwent a change in control, as defined in the shareholders agreement among us, the other shareholders of AIC, and AIC.  As a result of that change in control and in accordance with the terms of the shareholders agreement, on May 9, 2014, we and the other non-CWH shareholders purchased pro rata the AIC shares CWH owned.  Pursuant to that purchase, we purchased 2,857 AIC shares from CWH for $825.  Following these purchases, we and the six other remaining shareholders each owned approximately 14.3% of AIC.

Relationship with PTP

Petro Travel Plaza Holdings LLC, or PTP, is a joint venture between us and Tejon Development Corporation, or Tejon, that owns two travel centers and two convenience stores in California.  We own a 40% interest in PTP and operate the two travel centers and two convenience stores PTP owns for which we receive management and accounting fees.  The carrying value of our investment in PTP as of March 31, 2014 and December 31, 2013, was $18,023 and $17,672, respectively.  During each of the three months ended March 31, 2014 and 2013, we recognized management and accounting fee income of $200.  At March 31, 2014, and December 31, 2013, we had a net payable to PTP of $2,666 and $1,147, respectively.  We recognized income of $351 and $360 during the three months ended March 31, 2014 and 2013, respectively, as our share of PTP’s net income.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Summarized financial information of AIC and PTP

The following tables set forth the aggregate summarized financial information of AIC and PTP and does not represent the amounts we have included in our consolidated financial statements in connection with our investments in AIC and PTP.

	Three Months Ended March 31,
	2014	2013
Total revenues	$26,467	$27,599
Total cost of sales (excluding depreciation)	$20,052	$21,915
Operating income (loss)	$(202)	$1,756
Interest expense, net	$(121)	$(170)
Net income	$96	$1,254

8.                                      Commitments and Contingencies

Commitments

As of March 31, 2014, we had entered agreements to acquire two travel center properties for a total of approximately $21,500. During July 2014, we completed one of these acquisitions for approximately $14,000, plus saleable inventory at cost. We expect to complete the other acquisition during 2014, but this purchase is subject to conditions and may not occur, may be delayed or the terms may change.

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

From time to time we have received, and in the future likely will receive, notices of alleged violations of environmental laws or otherwise have become or will become aware of the need to undertake corrective actions to comply with environmental laws at our locations.  Investigatory and remedial actions were, and regularly are, undertaken with respect to releases of hazardous substances at our locations.  In some cases we received, and may receive in the future, contributions to partially offset our environmental costs from insurers, from state funds established for environmental clean up associated with the sale of petroleum products or from indemnitors who agreed to fund certain environmental related costs at locations purchased from those indemnitors.  To the extent we incur material amounts for environmental matters for which we do not receive or expect to receive insurance or other third party reimbursement or for which we have not previously recorded a reserve, our operating results may be materially adversely affected.  In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed.

At March 31, 2014, we had a gross accrued liability of $5,753 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,667, resulting in an estimated net amount of $4,086 that we expect to

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

need to fund in the future.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our locations, individually or in the aggregate, would be material to our financial condition or results of operations.

In February 2014, we reached an agreement with the California State Water Resources Control Board, or the State Water Board, to settle certain claims the State Water Board had filed against us in California Superior Court in 2010 relating to alleged violations of underground storage tank laws and regulations for a cash payment of $1,800; suspended penalties of $1,000 that may become payable by us in the future if, prior to March 2019, we fail to comply with specified underground storage tank laws and regulations; and our agreement to invest, prior to March 2018, up to $2,000 of verified costs that are directly related to the development and implementation of a comprehensive California Enhanced Environmental Compliance Program for the underground storage tank systems at all of our California facilities that is above and beyond minimum requirements of California law and regulations related to underground storage tank systems.  To the extent that we do not incur the full $2,000 of eligible environmental compliance costs by March 2018, the difference between the amount we incur and $2,000 will be payable to the State Water Board.  The settlement, which was approved by the Superior Court on February 20, 2014, also included injunctive relief provisions requiring that we comply with certain California environmental laws and regulations applicable to underground storage tank systems.  We made the $1,800 cash payment during the first quarter of 2014.  As of March 31, 2014, we have a liability of $1,759 recorded with respect to this matter, which amount is included in the gross accrued liability for environmental matters referenced above.  We believe that the probability of triggering any portion of the $1,000 of suspended penalties is remote and have not recognized a loss or a liability for that amount, but it is possible that such events will occur and some portion or all of the $1,000 may become due and payable and would be recognized as an expense at the time of the future event or events.

We have insurance of up to $10,000 per incident and up to $40,000 in the aggregate for certain environmental liabilities not known by us at the time the policies were issued, subject, in each case, to certain limitations and deductibles.  However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.

It is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future or the ultimate outcome of matters currently pending.  We cannot be certain that contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future.  If we discover additional environmental issues, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our major product, diesel fuel, may require us to expend significant amounts and may negatively impact our business.  For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor vehicle gasoline and diesel fuel, as well as President Obama’s February 2014 order that his administration develop and implement new fuel efficiency standards for medium and heavy duty commercial trucks by March 2016, has caused us to add certain services and provide certain products to our customers at a cost to us and may decrease the demand for our fuel products and negatively impact our business.  Further, legislation and regulations that limit carbon emissions also may cause our energy costs at our locations to increase.

Legal Proceedings

Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in U.S. district courts in over 20 states.  Major petroleum refiners and retailers were named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally alleged that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale.  One theory alleged that the plaintiffs purchased smaller amounts of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy.  A second theory alleged that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  These “tax” cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays.  A third theory alleged that all purchasers of fuel at any temperature are harmed because the defendants do not

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

use equipment that adjusts for temperature or disclose the temperature of fuel being sold, and thereby deprive customers of information they allegedly require to make an informed purchasing decision.  All of these cases were consolidated in the U.S. District Court for the District of Kansas pursuant to multi-district litigation procedures.  On May 28, 2010, that Court ruled that, with respect to two cases originally filed in the U.S. District Court for the District of Kansas, it would grant plaintiffs’ motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel).  On January 19, 2012, the Court amended its prior ruling, and certified a class with respect to plaintiffs’ claims for damages as well.  A TA entity was named in one of those two Kansas cases, but the Court ruled that the named plaintiffs were not sufficient to represent a class as to TA.  TA was thereafter dismissed from the Kansas case.  Several defendants in the Kansas cases, including major petroleum refiners, have entered into multi-state settlements.  Following a September 2012 trial against the remaining defendants in the Kansas cases, the jury returned a unanimous verdict in favor of those Kansas defendants, and the judge likewise ruled in the Kansas defendants’ favor on the sole non-jury claim.  In early 2013, the Court announced its intention to remand three cases originally filed in federal district courts in California back to their original courts.  On April 9, 2013, the Court granted plaintiffs’ motion for class certification in connection with the California claims in the California cases.  On August 14, 2013, the Court granted summary judgment for the defendants with respect to all California claims in the California cases, and in February 2014, the U.S. District Court for the Northern District of California entered judgment in favor of the defendants with respect to those claims.  The plaintiffs in the California cases all dismissed their non-California claims against TA, except for one individual plaintiff, who continues to assert claims based on purchases of fuel in states other than California.  In January 2014, TA was dismissed with prejudice in all the non-California cases in all states in which it remained a defendant at that time.  Therefore, the only case in which TA remains a defendant is the case in which one remaining plaintiff is pursuing non-California claims.  We believe there are substantial factual and legal defenses to the allegations made in this remaining case.  While we do not expect that we will incur a material loss in this case, we cannot estimate our ultimate exposure to loss or liability, if any, related to the lawsuit.

On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the U.S. District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant, which was allowed on March 25, 2010.  The amended complaint also added as defendants Ceridian Corporation, Pilot Travel Centers LLC and Love’s Travel Stops & Country Stores, Inc.  Comdata markets fuel cards which are used for payments by trucking companies at truck stops.  The amended complaint alleged antitrust violations arising out of Comdata’s contractual relationships with truck stops in connection with its fuel cards.  The plaintiffs sought unspecified damages and injunctive relief.  On March 24, 2011, the Court dismissed the claims against TA in the amended complaint, but granted plaintiffs leave to file a new amended complaint.  Four independent truck stop owners, as plaintiffs, filed a new amended complaint against us on April 21, 2011, repleading their claims.  On May 6, 2011, we renewed our motion to dismiss the complaint with prejudice while discovery otherwise proceeded.  The Court denied our renewed motion to dismiss on March 29, 2012, and we filed an answer to the complaint on April 30, 2012.  During December 2013, we entered into settlement discussions among the co-defendants and the plaintiffs that continued into 2014.  On February 28, 2014, we entered into a Definitive Master Class Settlement Agreement with the plaintiffs, or the settlement agreement.  The settlement agreement provides for the Company and the co-defendants to pay an aggregate of $130,000 to a settlement fund for class members, including $10,000 from us, in exchange for the dismissal with prejudice of the litigation and the unconditional release of all claims that class members brought or could have brought against us and the co-defendants with respect to the litigation and related actions.  The settlement agreement is subject to the approval of the Court.  On March 17, 2014, the Court preliminarily approved the settlement agreement, authorized notice to the class and scheduled a hearing for July 14, 2014, at which hearing the Court granted its final approval of the settlement.  We recognized a $10,000 loss in connection with this matter in December 2013 and made the cash payment in March 2014.

In addition to the legal proceedings referenced above, we are routinely involved in various other legal and administrative proceedings, including tax audits, incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

9.                                      Income Taxes

The income tax provision for the 2014 first quarter reflects an effective tax rate of 58.4%, which is higher than our current estimated annual effective tax rate for the year ending December 31, 2014, of 42.5% as a result of foreign net operating loss carryfowards generated in the quarter for which no benefit was recognized because we have concluded it is more likely than not that we will be unable to realize those deferred tax assets.  Our current estimated annual effective tax rate of 42.5% is higher than the federal statutory tax rate primarily due to state income taxes and certain items that are not deductible for federal income tax purposes.  For the three months ended March 31, 2013, our income tax provision differed from the amount of benefit expected to be calculated at statutory rates primarily due to the impact of our valuation allowance, which was reversed in the fourth quarter of 2013.  For the 2013 first quarter, we included in tax expense $85 for certain state taxes on operating income that were payable without regard to our tax

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

loss carryforwards.  During the three months ended March 31, 2013, tax expense also included $85 related to a noncash deferred liability that arose from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes and foreign currency translation adjustments that were unavailable to offset our deferred tax assets while we maintained a valuation allowance against our net deferred tax assets.

10.                               Other Information

Interest expense consisted of the following:

	Three Months Ended March 31,
	2014	2013
Interest related to our Senior Notes and Credit Facility	$2,680	$2,373
HPT rent classified as interest	1,470	1,741
Amortization of deferred financing costs	169	154
Capitalized interest	(260)	(325)
Other	16	122
Interest expense	$4,075	$4,065

We capitalize the portion of the interest expense that is attributable under GAAP to our more significant construction projects over the duration of the respective construction periods.  Capitalized interest is amortized to depreciation and amortization expense over the estimated useful life of the corresponding asset.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollars in thousands)

The following discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and in our Annual Report.

Our revenues and income are subject to potentially material changes as a result of the market prices and availability of fuel.  These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand that are often the result of changes in the macroeconomic environment.  During the first quarter of each of 2014 and 2013, fuel prices generally trended downward after relatively sharp increases early in the quarter, ending at a somewhat lower price than at the start of the quarter.  Recent gains in fuel supplies and sources within the United States and Canada have helped to maintain relative market price stability, but as export markets and capabilities increase for fuel that price stabilization factor may be less effective.  We expect that changes in our costs for fuel products can largely be passed on to our customers, but often there are delays in passing on price changes that can affect our fuel gross margins.  Although other factors have an effect, during periods of rising fuel commodity prices fuel gross margins per gallon tend to be lower than they otherwise may have been, and during periods of falling fuel commodity prices fuel gross margins per gallon tend to increase.  Also, fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements.  For more information about fuel market risks that may affect us and our actions to mitigate those risks, see Part II, Item 4, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report and Part II, Item 7A, “Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report.

We believe that recent U.S. economic data has been mixed, though generally positive, and the strength and sustainability of any economic expansion is uncertain.  The condition of the U.S. economy generally, and the financial condition and activity of the trucking industry in the U.S. specifically, impacted our historical financial results, and we expect that they will continue to impact our financial results in future periods.  The trucking industry is the primary customer for our goods and services.  Freight and trucking demand in the U.S. historically generally reflects the level of commercial activity in the U.S. economy.  During the period from 2013 through the first quarter of 2014, the U.S. economy slowly improved and the financial condition and activity level in the trucking industry similarly slowly improved; however, these improvements appear to be uneven and may not affect all market participants equally.  Further, recent improvements in U.S. export activity have been driven in large part by increased sales of natural resources, such as oil and gas, and by other products that typically are not transported by trucks; and, accordingly, such increased export activity has not resulted in proportional increases in trucking activity within the U.S.

We believe that during the second half of 2013 and continuing through the first quarter of 2014, demand for fuel by trucking companies was negatively affected as compared to the prior year by the new regulatory hours of service rules for truck drivers, which went into effect in July 2013, and the driver shortage in the trucking industry.  These factors increase trucking company costs and lead trucking companies to focus on fuel efficiency and shippers to divert some business away from trucking.  Technological innovations permitting and regulatory changes encouraging or requiring improved fuel efficiency of motor vehicle engines and other fuel conservation practices employed by trucking companies have accelerated and continue to reduce demand for diesel fuel, including by reducing the amount of diesel fuel required to drive a given amount of trucking miles.

As a result of the aforesaid factors, fuel sales volumes on a same site basis for the first three months of 2014 declined compared to the prior year and the level of fuel sales volume continues to be below that experienced before the recent U.S. economic recession, which we believe began to impact the trucking industry in late 2007.  Despite the year over year declines in fuel sales volumes, our fuel gross margins per gallon for the 2014 first three months increased on a same site basis over the prior year.  We believe fuel margin per gallon in the first quarter of 2014 was affected by (i) the pricing under our fuel supply contracts, which favorably impacted our fuel purchase costs during periods of certain fuel market supply disruptions during the first quarter of 2014, which abated prior to the start of the second quarter of 2014, and (ii) our continued focus on managing our fuel pricing to balance sales volume and profitability considerations.

The increase in net income during the three month period ended March 31, 2014, as compared to the same period of the prior year is largely due to an increase in fuel gross margin per gallon and the continued improvement of operations at sites we acquired in 2011 through 2013.

We have invested or expect to invest $337,470 in the aggregate since the beginning of 2011 to acquire and improve 31 travel centers and 31 gasoline/convenience stores.  While the interest, depreciation, maintenance and similar expenses related to or resulting from our acquisitions and ownership of these sites are reflected in our results for the periods since each acquisition, our expected financial results from these acquired properties are not yet fully reflected in our results of operations.  We believe that the improvements we have made and plan to make at these travel centers may continue to improve the financial results at these locations. Typical improvements we make at acquired travel centers include adding truck repair facilities and national branded QSRs, paving parking lots, replacing outdated fuel dispensers, installing diesel exhaust fluid dispensing systems, changing signage, installing point of sale and other IT systems and general building and cosmetic upgrades.  The improvements to travel center properties we acquire are often substantial and require a long period of time to plan, design, permit and complete, and after completed then require a period of time to become part of our customers’ supply networks and produce stabilized financial results.  We estimate that the travel centers we acquire generally will achieve stabilized financial results in approximately the third year after acquisition, but actual results can vary widely from this estimate due to many factors, some of which are outside our control.

We acquired 31 gasoline/convenience store properties for $67,922 on December 16, 2013.  These convenience stores are high volume fuel locations with larger interior space for merchandise and food offerings than typical convenience stores and appear to have limited need for near term capital investment.  In addition, we do not expect these convenience stores to require a lengthy period to achieve stabilized financial results.  Nearly all of our existing travel centers currently offer gasoline for motorists, and most of these convenience stores’ customer offerings are similar to certain of the products and food services available at our travel centers.  Accordingly, we currently expect we may be able to realize synergies in purchasing and merchandising customer offerings at these convenience stores which may make the financial returns we realize on our investment similar to that expected for our travel center acquisitions.

The table below shows the number of properties we acquired by year of acquisition, the amounts we have invested in these properties through March 31, 2014, and the amounts we currently expect to invest in the near term in these properties after March 31, 2014.

	Site Count	Cash Acquisition Cost(1)	Renovation Cost Incurred Through March 31, 2014	Estimated Renovation Cost to be Spent
Properties acquired in 2011	6	$36,333	$47,737	$—
Properties acquired in 2012	14	46,910	33,630	—
Properties acquired in 2013(2)	41	111,602	20,446	32,095
Properties acquired in 2014 first quarter	1	2,999	816	4,902
Total	62	$197,844	$102,629	$36,997

(1)         Includes only cash amounts paid that were recorded as property and equipment or intangible assets.  Excludes acquired working capital assets and asset retirement obligation assets.

(2)         Includes 31 convenience stores acquired in December 2013.

The operations at many of the 31 travel centers acquired since the beginning of 2011 have not yet reached the stabilized financial results we currently expect to ultimately achieve.  As of March 31, 2014, the travel centers we have acquired since the beginning of 2011 have been owned by us for an average of 19 months, and the planned renovations have been completed at only 24 of these properties for an average of 16 months.  The 31 convenience stores we acquired on December 16, 2013, do not require significant renovations.

The table below shows for the periods presented the gross revenues in excess of cost of goods sold and site level operating expenses for the properties we began to operate for our own account since the beginning of 2011, whether by way of acquisition from franchisees or others or takeover of operations upon termination of a franchisee sublease, from the beginning of the period shown (or the date we began to operate such property for our own account, if later).  Because sites were acquired at various dates during the periods presented, these amounts are intended to indicate directional trends only.

	Revenues in Excess of Cost of Goods Sold and Site Level Operating Expenses
	Three Months Ended March 31,		Twelve Months Ended March 31,
	2014	2013	2014	2013
Properties acquired in 2011 (6 sites)	$3,858	$1,611	$11,684	$5,917
Properties acquired in 2012 (14 sites)	4,089	2,103	16,086	2,897
Properties acquired in 2013 (41 sites)	2,232	61	5,113	388
Properties acquired in 2014 (1 site)	(184)	—	(199)	—
Total	$9,995	$3,775	$32,684	$9,202

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

Summary of Site Counts

The changes in the number of our sites and in their method of operation (company operated, franchisee subleased and operated, or franchisee owned and operated) can be significant factors influencing the changes in our results of operations.  The following table summarizes the changes in the composition of our business from December 31, 2012 through March 31, 2014:

	Company	Franchisee Subleased and	Franchisee Owned and		Company
	Operated	Operated	Operated	Total	Operated
	Travel	Travel	Travel	Travel	Convenience	Total
	Centers(1)	Centers	Centers	Centers(1)	Stores(2)	Sites
Number of locations at December 31, 2012	206	6	29	241	4	245

January - March 2013 Activity:
Acquired sites	1	—	—	1	—	1
Acquisition of franchised travel centers	1	—	(1)	—	—	—
Number of locations at March 31, 2013	208	6	28	242	4	246

April - December 2013 Activity:
Acquired sites	5	—	—	5	31	36
Acquisition of franchised travel centers	3	(1)	(2)	—	—	—
Conversion of convenience store to travel center	1	—	—	1	(1)	—
Terminated franchised travel centers	—	—	(1)	(1)	—	(1)
Number of locations at December 31, 2013	217	5	25	247	34	281

January – March 2014 Activity:
Acquired sites	1	—	—	1	—	1
Number of locations at March 31, 2014	218	5	25	248	34	282

(1)         Includes in each period presented two travel centers we operate that are owned by a joint venture in which we own a minority interest.

(2)         Includes in each period presented two convenience stores we operate that are owned by a joint venture in which we own a minority interest.

Operating Segment

We manage our business on the basis of one operating segment.  Please refer to the condensed consolidated financial statements included in Item 1 of this Quarterly Report for revenue, operating profit and asset data.  We have only a single travel center located in a foreign country, Canada, and the revenues and assets related to our operations in Canada are not material.  The following table sets forth the composition of our total revenues by type for each of the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Revenues:
Fuel	80.8%	83.0%
Nonfuel	19.0%	16.8%
Rent and royalties from franchisees	0.2%	0.2%
Total revenues	100%	100.0%

Relevance of Fuel Revenues

Due to volatile pricing of our fuel products purchases and our pricing of fuel products to customers, we believe that fuel revenue is not a useful basis for analyzing our results of operations from period to period.  As a result solely of changes in commodity fuel prices, our fuel revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin.  We consider fuel volumes and fuel gross margin to be better measures of comparative performance than fuel revenues.  However, fuel pricing and revenues can materially impact our working capital requirements; see “Liquidity and Capital Resources” below.

Results of Operations (dollars in thousands)

Three months ended March 31, 2014 compared to March 31, 2013

The following table presents changes in our operating results for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

	Three Months Ended March 31,		$	%
(dollars in thousands)	2014	2013	Change	Change

Revenues:
Fuel	$1,589,646	$1,625,107	$(35,461)	(2.2)%
Nonfuel	374,666	329,194	45,472	13.8%
Rent and royalties	2,997	3,050	(53)	(1.7)%
Total revenues	1,967,309	1,957,351	9,958	0.5%

Cost of goods sold (excluding depreciation):
Fuel	1,497,329	1,548,179	(50,850)	(3.3)%
Nonfuel	168,416	145,365	23,051	15.9%
Total cost of goods sold (excluding depreciation)	1,665,745	1,693,544	(27,799)	(1.6)%

Operating expenses:
Site level operating expenses	199,649	183,933	15,716	8.5%
Selling, general & administrative expense	26,796	23,227	3,569	15.4%
Real estate rent	54,126	51,884	2,242	4.3%
Depreciation and amortization expense	16,128	13,223	2,905	22.0%
Total operating expenses	296,699	272,267	24,432	9.0%

Income (loss) from operations	4,865	(8,460)	13,325	N/M %
Acquisition costs	(610)	(115)	(495)	430.4%
Interest income	39	235	(196)	(83.4)%
Interest expense	(4,075)	(4,065)	(10)	0.2%
Income (loss) before income taxes and income from equity investees	219	(12,405)	12,624	N/M %
Provision for income taxes	276	170	106	62.4%
Income from equity investees	254	436	(182)	(41.7)%
Net income (loss)	$197	$(12,139)	$12,336	N/M %

Same Site Comparisons.  As part of this discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we include a location in the following same site comparisons only if we continuously operated it from January 1, 2013, through March 31, 2014, or, for rent and royalty revenues, if during that period the location was continuously operated by one of our franchisees.  We do not exclude locations from the same site comparisons as a result of expansions in their size, capital improvements to the site or changes in the services offered.  We excluded from the same site comparisons the two travel centers and two convenience stores we operate for a joint venture in which we own a 40% interest because we account for this investment using the equity method of accounting and, therefore, the related revenues and expenses are not included in the respective line items in our consolidated results of operations.

				% Change
	Three Months Ended March 31,		$	Favorable/
(gallons and dollars in thousands)	2014	2013	Change	(Unfavorable)

Number of company operated locations	205	205

Fuel: (1)
Fuel sales volume (gallons)	461,164	484,745	(23,581)	(4.9)%
Fuel revenues	$1,485,627	$1,589,938	$(104,311)	(6.6)%
Fuel gross margin	$86,925	$76,743	$10,182	13.3%
Fuel gross margin per gallon	$0.188	$0.158	$0.030	19.0%

Nonfuel: (1)
Nonfuel revenues	$346,519	$327,569	$18,950	5.8%
Nonfuel gross margin	$195,284	$182,934	$12,350	6.8%
Nonfuel gross margin percentage	56.4%	55.8%		60	pts

Total gross margin	$282,209	$259,677	$22,532	8.7%

Site level operating expenses (1)	$187,930	$182,637	$5,293	(2.9)%
Site level operating expenses as a percentage of nonfuel revenues(1)	54.2%	55.8%		160	pts

Site level gross margin in excess of site level operating expenses(1)	$94,279	$77,040	$17,239	22.4%

Number of franchisee operated locations	30	30
Rent and royalty revenues	$2,939	$2,718	$221	8.1%

(1)                   Includes fuel volume, gross margin, revenues and expenses of locations that were company operated during the entirety of each of the periods presented.

Revenues.  Revenues for the three month period ended March 31, 2014, were $1,967,309, which represented an increase from the quarter ended March 31, 2013, of $9,958, or 0.5%, that primarily resulted from an increase in nonfuel revenue.

Fuel revenues for the quarter ended March 31, 2014, were $1,589,646, which represented a decrease of $35,461 or 2.2% from the same period in 2013.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for three months ended March 31, 2013	495,713	$1,625,107

Decrease due to petroleum products price changes	—	(28,727)
Decrease due to same site volume changes	(23,581)	(75,583)
Increase due to locations opened	25,045	77,424
Decrease in sales on a wholesale basis	(2,330)	(8,575)
Net change from prior year period	(866)	(35,461)

Results for three months ended March 31, 2014	494,847	$1,589,646

Fuel revenue for the 2014 period reflected decreases in same site sales volume, market prices for fuel and fuel volume sold on a wholesale basis as compared to the prior year period, which decreases were partially offset by increased sales volume at sites we acquired since January 1, 2013.  On a same site basis, fuel sales volume for our company operated locations decreased by 23,581 gallons, or 4.9%, during the three months ended March 31, 2014, compared to the same period in 2013.  We believe that the effect on miles driven and truck utilization of the new truck driver hours of service rules, the trend of improved fuel efficiency of heavy truck engines and other fuel conservation efforts by trucking customers and our decision to avoid certain lower margin fuel sales all contributed to the decreased same site fuel sales volume.  In addition, we believe the colder temperatures, greater snowfall and a contraction in retail inventories throughout the U.S. economy generally in the 2014 first quarter as compared to the prior year quarter contributed to the same site fuel sales volume decline.  The decreased level of wholesale sales volume primarily resulted from our acquisition in October 2013 of a subtenant franchisee who had then been purchasing diesel fuel from us.

Nonfuel revenues for the three months ended March 31, 2014, were $374,666, an increase of $45,472, or 13.8%, compared to the same period in 2013.  The majority of the change between periods resulted from an increase in revenues at those sites we acquired since January 1, 2013, but also reflected a same site nonfuel revenue increase.  On a same site basis for our company operated sites, nonfuel revenues increased by $18,950, or 5.8%, during the three months ended March 31, 2014, compared to the same period in 2013.  We believe the same site increase is attributable to the improved results at those sites we acquired during 2011 and 2012, as well as certain price increases we have instituted as a result of increased prices we paid for nonfuel inventory purchases and the effects of certain of our marketing initiatives.

Rent and royalty revenues for the three months ended March 31, 2014, were $2,997, a decrease of $53, or 1.7%, compared to the same period in 2013.  Rent and royalties decreased largely as a result of our acquisitions during 2013 of three franchise locations that we now operate, including one that we had subleased to a franchisee.  This decrease was partially offset by increased rents that became effective during the second half of 2013 at the five sites we continue to sublease to franchisees.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended March 31, 2014, was $1,665,745, a decrease of $27,799, or 1.6%, compared to the same period in 2013.

Fuel cost of goods sold for the quarter ended March 31, 2014, of $1,497,329, decreased by $50,850, or 3.3%, compared to the same period in 2013.  This decrease in fuel cost of goods sold primarily resulted from the same factors as described above for fuel revenue.  The fuel gross margin per gallon of $0.188 on a same site basis for the three months ended March 31, 2014, was $0.030 per gallon higher than for the same period of 2013, primarily as a result of pricing under our fuel supply contracts, which favorably impacted our fuel purchase costs during periods of certain fuel market supply disruptions during the first quarter of 2014 that abated prior to the start of the second quarter of 2014.  The positive impact of improved fuel margin per gallon exceeded the negative impact of the difficult weather conditions during the first quarter of 2014.  During the first three months of 2013, we recognized $3,334 as a reduction of our fuel cost of sales in connection with a retroactive reinstatement in January 2013 of certain federal biodiesel and renewable diesel credits for the year 2012.

Nonfuel cost of goods sold for the three months ended March 31, 2014, was $168,416, an increase of $23,051, or 15.9%, compared to the same period in 2013.  Nonfuel cost of goods sold increased primarily due to the same factors as described above for nonfuel revenues.  Nonfuel gross margin for the three months ended March 31, 2014, was $206,250, compared to $183,829 during the same period of 2013.  Nonfuel gross margin was 55.0% and 55.8% of nonfuel revenues during the first quarters of 2014 and 2013, respectively.  The nonfuel gross margin percentage decreased largely as a result of a change in the mix of products and services sold. During the 2014 first quarter, our mix of nonfuel sales was weighted more heavily than in the 2013 first quarter towards sales of store merchandise, a relatively lower margin category than food service or truck repair and maintenance service, primarily as a result of the December 2013 acquisition of 31 Minit Mart convenience stores.  On a same site basis, the nonfuel gross margin percentage improved to 56.4% from 55.8%

Site level operating expenses.  Site level operating expenses for the three months ended March 31, 2014, were $199,649, an increase of $15,716, or 8.5%, compared to the same period in 2013.  The increase in site level operating expenses was primarily due to the locations we acquired during 2013 and 2014.  Site level operating expenses included $205 and $289 of start up expenses at recently acquired and/or renovated sites during the three months ended March 31, 2014 and 2013, respectfully.

On a same site basis for our company operated sites, site level operating expenses increased by $5,293, or 2.9%, for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to labor costs that increased as the level of nonfuel sales grew and increased utilities expenses.  Site level operating expenses as a percentage of nonfuel revenues on a same site basis for the quarter ended March 31, 2014, were 54.2%, compared to 55.8% for the same period in 2013.  The decrease in operating expenses as a percentage of nonfuel revenues primarily was because certain of our expenses are fixed in nature, or otherwise do not vary directly with sales, so that increases in our revenues, including at those sites acquired during 2011 and 2012 that are now included in the same site analysis, did not result in corresponding increases in those site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2014, were $26,796, compared to $23,227 during the same period of 2013, an increase of $3,569 or 15.4%.  The increase in selling, general and administrative expenses was primarily the result of increased audit fees, personnel costs and other contractor/consultant fees.  Audit fees increased $1,870 in connection with additional audit work in connection with the delayed filing of our Annual Report.  Personnel costs increased due to annual compensation increases, increased headcount in support of the growth in our business, including the acquisition of the Minit Mart convenience stores in December 2013, and as a result of $508 of a planned transition bonus expense recognized and paid to certain Minit Mart corporate employees in connection with the acquisition of the Minit Mart sites.  Other contractor/consultant fees increased $741 largely due to fees paid in connection with completing our 2013 income tax provision and related calculations as well as for temporary accounting staffing needed to assist in completing our 2013 annual and 2014 first quarter financial reporting.

Real estate rent expense.  Rent expense for the three months ended March 31, 2014, was $54,126, an increase of $2,242, or 4.3%, compared to the same period in 2013 that is attributable to rent increases related to improvements acquired by HPT since January 1, 2013, and increases in percentage rent recognized under the HPT Leases based on increases in 2014 fuel and nonfuel revenues over base amounts.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended March 31, 2014, was $16,128, an increase of $2,905, or 22.0%, compared to the same period in 2013, that primarily resulted from the location acquisitions and other capital investments we completed (and did not subsequently sell to HPT) since March 31, 2013.

Acquisition costs.  Acquisition costs for the three months ended March 31, 2014, were $610, an increase of $495, or 430.4%, compared to the same period in 2013.  Acquisition costs represent costs incurred for the legal, due diligence and related activities associated with our consideration and completion of possible and actual acquisitions, including for closed, pending and abandoned acquisitions.

Interest expense.  Interest expense for the three months ended March 31, 2014, was $4,075, an increase of $10 compared to the same period in 2013 that was primarily a result of recognizing interest expense related to our Senior Notes for the full three months in the 2014 first quarter but only beginning on January 15, 2013, the date we issued the Senior Notes, in the 2013 first quarter. This increase was partially offset by a decrease in the portion of our HPT rent payment allocated to interest as a result of the reduction in the sale-leaseback financing obligation upon the termination of a sublease to a franchisee during 2013.

Income tax provision.  Our provision for income taxes was $276 and $170 for the three month periods ended March 31, 2014 and 2013, respectively.  The income tax provision for the 2014 quarter reflects an effective tax rate of 58.4%, which is higher than our current estimated annual effective tax rate for the year ending December 31, 2014, of 42.5% as a result of foreign net operating loss carryfowards generated in the quarter for which no benefit was recognized because we have concluded it is more likely than not that we will be unable to realize those deferred tax assets.  Our current estimated annual effective tax rate of 42.5% is higher than the federal statutory tax rate primarily due to state income taxes and certain items that are not deductible for federal income tax purposes.  For the three months ended March 31, 2013, our income tax provision differed from the amount of benefit expected to be calculated at statutory rates primarily due to the impact of our valuation allowance, which was reversed in the fourth quarter of 2013.  For the 2013 first quarter, we included in tax expense $85 for certain state taxes on operating income that were payable without regard to our tax loss carryforwards.  During the three months ended March 31, 2013, tax expense also included $85 related to a noncash deferred liability that arose from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes and foreign currency translation adjustments that were unavailable to offset our deferred tax assets while we maintained a valuation allowance against our net deferred tax assets.

Seasonality

Assuming little variation in fuel prices, our revenues are usually lowest in the first quarter of the year when movement of freight by professional truck drivers and motorist travel are typically at their lowest levels of the year, and our revenues in the fourth quarter of the year are often somewhat lower than those of the second and third quarters because, although the beginning of the fourth quarter is often positively impacted by increased movement of freight in preparation for various national holidays, that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers toward the end of the year.  While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.

Inflation and Deflation

Inflation, or a general increase in prices, will likely have more negative than positive impacts on our business.  Rising prices may allow us to increase revenues, but also will likely increase our operating costs.  Also, rising prices for fuel and other products we sell increase our working capital requirements, typically reduce our fuel margins and in the past have caused some of our customers to reduce their purchases of our goods and services.  Because significant components of our expenses are fixed, we may not be able to realize expense reductions that match declines in general price levels, or deflation.

Liquidity and Capital Resources (dollars in thousands)

Our principal liquidity requirements are to meet our operating and financing expenses and to fund our capital expenditures, acquisitions and working capital requirements.  Our principal sources of liquidity to meet these requirements are:

•                  our cash balance;

•                  our operating cash flow;

•                  our credit facility;

•                  our ability to offer to sell to HPT, for an increase in our rent, tenant improvements we make to the sites we lease from HPT, as further described in Note 7 to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report; and

•                  our ability to issue new debt and equity securities, although, due to our failure to timely file with the Securities and Exchange Commission, or SEC, our Annual Report and this Quarterly Report, we currently are unable to utilize our shelf registration statement that allows us to issue public securities on an expedited basis.

Additionally, the unencumbered operating real estate and vacant land that we own may be financed or sold as a source of additional liquidity over time.

We believe that the primary risks we currently face with respect to our operating cash flow are:

•                  decreased demand for our fuel products resulting from regulatory and market efforts for fuel conservation and improved engine fuel efficiency;

•                  economic conditions in the U.S. and the trucking industry and the risk of a renewed economic slowdown or recession;

•                  decreased demand for our products and services that we may experience as a result of competition, particularly competition from the other two large companies in our industry, Pilot Flying J and Love’s Travel Stops & Country Stores, Inc.;

•                  the negative impacts of the volatility and high level of prices for petroleum products on our gross margins and working capital requirements;

•                  the inability of acquired properties to generate the stabilized financial results we expect; and

•                  the potential negative impacts of inflation on our nonfuel cost of goods sold, on our nonfuel gross margins and on our working capital requirements.

A reduction in our revenue without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods.  Further, a significant portion of our expenses are fixed in nature, which may restrict our ability to realize a reduction in our operating expenses to offset a reduction in our revenues.  Additional increases in the prices we must pay to obtain fuel, decreases in the amount of time we have to pay our trade creditors, or an increase in cash deposits required by our suppliers to secure our credit lines, may increase our working capital funding requirements materially.

Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements are especially large because of the level and volatility of fuel prices that has existed in the past several years and that we expect will continue.  Further, our growth strategy of selectively acquiring additional properties and businesses requires us to expend substantial additional capital.  Although we had a cash balance of $82,348 on March 31, 2014, and generated net income in the first quarter of 2014, there can be no assurances that we will generate future profits or positive cash flows or that we will be able to obtain additional financing to fund and grow our business.

On May 13, 2014, we filed a Form 12b-25 with the SEC indicating that as a result of the delay in completing our Annual Report, we were also unable to file this Quarterly Report within the time period prescribed by the Exchange Act.  On August 12, 2014, we filed a Form 12b-25 with the SEC indicating that as a result of the delay in completing our Annual Report and this Quarterly Report we were unable to file our Second Quarter 10-Q within the time period prescribed by the Exchange Act. Our failure to timely file our Annual Report, this Quarterly Report and our Second Quarter 10-Q, our consequent inability to use our shelf registration statement on Form S-3 and material weaknesses in our internal control over financial reporting as discussed further in Item 9A — “Controls and Procedures” of our Annual Report filed with the SEC on June 6, 2014, and Item 4 — “Controls and Procedures” of this Quarterly Report, may negatively impact our ability to issue new debt and equity securities and thus adversely impact our liquidity.  Furthermore, the indenture governing our Senior Notes requires that we file our Exchange Act reports with the indenture trustee within a prescribed time period. We did not maintain compliance with this covenant for the quarter ended March 31, 2014, but the filing of this Quarterly Report has cured this breach.  However, due to delays in filing our Second Quarter 10-Q, we expect that we will be unable to maintain compliance with this covenant for the quarter ended June 30, 2014.  Our failure to timely file our Second Quarter 10-Q, if not cured within a specified time period, could lead to an event of default under the indenture. When and if we are unable to borrow under our credit facility, we may become unable to meet our business obligations or to grow our business.

Assets and Liabilities

At March 31, 2014, and December 31, 2013, we had cash and cash equivalents of $82,348 and $85,657, respectively.  Our total current assets at March 31, 2014, were $511,474, compared to $470,394 at December 31, 2013.  Our total current liabilities were $346,990 at March 31, 2014, compared to $303,613 at December 31, 2013.  The decrease in our cash balance during the first three months of 2014 primarily was attributable to $20,212 of capital investments, including the acquisition of a travel center, partially offset by $6,063 of proceeds we received from selling improvements to HPT.  Accounts receivable and accounts payable increased largely as a result of increased sales levels during the last week of March 2014, as compared to the last week of December 2013, as a result of relatively lower trucking activity typical during the December holiday season.

Revolving Credit Facility

We have a revolving credit agreement, or credit facility, with a group of commercial banks.  Under this credit facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in October 2016.  The availability of this maximum amount is subject to limits based on our qualified collateral.  Subject to available collateral and lender participation, the maximum amount may be increased to $300,000.  The credit facility may be used for general business purposes and provides for the issuance of letters of credit.  Generally, no principal payments are due until maturity.  Borrowings under the credit facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters).  The annual interest rate for our credit facility was 4.5% as of March 31, 2014.  Pursuant to the credit facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the credit facility.

The credit facility requires us to maintain certain levels of collateral, limits our ability to incur debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and contains other customary covenants and conditions.  Our credit facility also requires that we furnish certain of our financial statements to our lenders within specified time periods.  Effective May 31, 2014, we received a waiver from our lenders extending until July 31, 2014, our requirement to furnish our quarterly financial statements as of and for the fiscal quarter ended March 31, 2014, and we satisfied this extended requirement by delivering the required financial statements to our lenders by July 31, 2014.  Further, as a result of an agreement with these lenders, the time for us to deliver our financial statements for the period ended June 30, 2014, was extended until September 30, 2014.  The credit facility provides for the acceleration of principal and interest payments upon an event of default including, but not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the credit facility, and our default under certain contracts, including the HPT Leases and our business management and shared services agreement with RMR.

Our credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets and the amount available to us is determined by reference to a borrowing base calculation based on eligible collateral.  At March 31, 2014, a total of $161,291 was available to us for loans and letters of credit under the credit facility.  At March 31, 2014, there were no loans outstanding under the credit facility but we had outstanding $44,866 of letters of credit issued under that facility, securing certain purchases, insurance, fuel tax and other trade obligations.

Investment Activities

Our business of operating high sales volume travel centers open 24 hours every day requires that we make regular capital investments in our business to maintain our competitiveness.  During the three months ended March 31, 2014, we made capital expenditures of $17,010, including $5,182 to improve the travel centers and businesses we acquired in 2011 through 2014.  During the first three months of 2014 we purchased one location for an aggregate of approximately $3,242. During July 2014, we completed an additional acquisition for approximately $14,000, plus saleable inventory at cost. We have entered agreements to acquire three other travel centers for a total of $13,400 plus saleable inventory at cost.  We expect to complete these acquisitions during 2014, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change.  We currently intend to continue our efforts to selectively acquire additional properties.

During the first three months of 2014, we received $6,063 of proceeds from the sale to HPT of improvements we previously made to locations leased from HPT, and as a result our annual rent increased by $515, pursuant to the terms of our HPT leases.  At March 31, 2014, our property and equipment balance included $2,570 of improvements of the type that we typically request that HPT purchase for an increase in rent in the future; however, HPT is not obligated to purchase those assets. In June 2014, we sold to HPT $15,860 of improvements for an increase in annual minimum rent payable to HPT of $1,348.

Litigation Settlement

In January 2014, we reached a settlement with the plaintiffs in a long running litigation (for further details, see Note 8 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report).  We made our related $10,000 payment in March 2014.

Off Balance Sheet Arrangements (dollars in thousands)

As of March 31, 2014, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt and the indemnification obligations described below owed by an entity in which we own a minority interest.  We own a 40% interest in a joint venture, PTP, which owns travel centers and convenience stores that we operate.  These locations were encumbered by debt of approximately $17,173 as of March 31, 2014, that is secured by PTP’s real property and that matures in December 2018.  We account for our investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt.  We are not directly liable for this debt, but the carrying value of our investment in this joint venture ($18,023 at March 31, 2014) could be adversely affected if PTP defaulted on this debt and PTP’s property was used to satisfy this debt.  Also, in connection with the loan agreement entered by PTP, we and Tejon, the owner of the majority interest in PTP, each agreed to indemnify the lender against liability from environmental matters related to PTP’s sites.

Related Party Transactions (dollars in thousands, except share amounts)

Relationships with HPT, RMR and AIC

We have relationships and historical and continuing transactions with our Directors, our executive officers, HPT, RMR, AIC and other companies to which RMR provides management services and others affiliated with them.  For example: HPT is our former parent company, our principal landlord and our largest shareholder and RMR provides management services to both us and HPT; we, RMR, HPT and four other companies to which RMR provides management services, each currently own approximately 14.3% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts; and RMR, a company that employs our President and Chief Executive Officer; our Executive Vice President, Chief Financial Officer and Treasurer; our Executive Vice President and General Counsel; and both of our Managing Directors and which is majority owned by one of our Managing Directors, assists us with various aspects of our business pursuant to a business management and shared services agreement and provides building management services related to our headquarters office building pursuant to a property management agreement.  For further information about these and other such relationships and related person transactions, please see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our Proxy Statement for our 2014 Annual Meeting of Shareholders, or our Proxy Statement, and our other filings with the SEC, including Note 17 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with our related parties, including our leases and related amendments with HPT, our business management and shared services agreement and property management agreement with RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

Environmental and Climate Change Matters (dollars in thousands)

At March 31, 2014, we had an accrued liability of $5,753 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,667, resulting in an estimated net amount of $4,086 that we expect to need to fund in the future.  We do not have a reserve for unknown current or potential future environmental matters.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our locations, individually or in the aggregate, would be material to our financial condition or results of operations.

We have insurance of up to $10,000 per incident and up to $40,000 in the aggregate for certain environmental liabilities not known by us at the time the policies were issued, subject, in each case, to certain limitations and deductibles. However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.

It is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future.  We cannot be certain that contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future.  If we discover additional environmental issues, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require us to expend significant amounts or cause a decline in demand for our products.  For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor vehicle gasoline and diesel fuel, as well as President Obama’s February 2014 order that his administration develop and implement new fuel efficiency standards for medium and heavy duty commercial trucks by March 2016, has caused us to add certain services and provide certain products to our customers at a cost to us and may decrease demand for our fuel products and negatively impact our business.  Further, legislation and regulations that limit carbon emissions may cause our energy costs at our locations to increase.

There have recently been severe weather activities in different parts of the country that some observers believe to be evidence of global climate change, including Hurricane Sandy that impacted portions of the eastern United States in October 2012.  Such severe weather that may result from climate change may have an adverse effect on individual properties we own, lease or operate.  We mitigate these risks by owning, leasing and operating a diversified portfolio of properties, by procuring insurance coverage we believe adequate to protect us from material damages and losses and by attempting to monitor and be prepared for such activities.  However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise will not have a material adverse effect on our business.

For further information about these and other environmental and climate change matters, see the disclosure under the heading “Environmental Matters” in Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. — “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, filed with the SEC on June 6, 2014.  Our exposure to market risks has not changed materially from that set forth in our Annual Report.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and Rule 15d-15.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at March 31, 2014, as a result of the continuing existence of the material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report.  We determined that we had a material weakness in our internal controls over accounting for income taxes; specifically, our internal controls did not provide for timely and thorough reconciliation and review of the income tax accounts and related disclosures.  In addition, we also determined we had a material weakness in our internal controls due to a lack of sufficient personnel with requisite accounting competencies.  We also identified deficiencies in both design and operating effectiveness of certain of our internal controls, which, when aggregated, represent a material weakness in our financial statement close process.

Remediation of Material Weakness in Internal Control over Financial Reporting

We are in the process of designing and implementing improved internal controls to remediate the material weaknesses that continued to exist as of March 31, 2014, as set forth above.

With respect to our lack of sufficient personnel with requisite accounting competencies, we have expanded the size of our accounting department and have been recruiting experienced accounting professionals into open positions. We have filled six of eight open positions in our corporate accounting department and continue to recruit for the remaining two positions. We also have hired personnel who will fill our newly created vice president level positions in corporate accounting and tax compliance and accounting at the end of August 2014.

With respect to the other identified material weaknesses, we believe that augmenting our staff as described above is part of the remediation effort.  In addition, we have engaged a so called “Big Four” accounting firm (different from the firm responsible for reviewing and auditing our financial statements) to assist us in our effort to improve the design, operation and documentation of our internal control over financial reporting, including with respect to income taxes and our financial statement close process.

Certain of the changes described above were in process as of March 31, 2014, but had not yet been completed, documented and tested.  We expect that our remediation of the material weaknesses described in this Item 4 will be completed during 2014.

Changes in Internal Control over Financial Reporting

Except as described in this Item 4, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE:

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE INVESTED OR EXPECT TO INVEST $337.5 MILLION IN THE AGGREGATE SINCE THE BEGINNING OF 2011, TO ACQUIRE AND IMPROVE 31 TRAVEL CENTERS AND 31 CONVENIENCE STORES, THAT WE BELIEVE THAT THE POTENTIAL RETURNS FROM THESE ACQUIRED PROPERTIES ARE GREATER THAN THE RETURNS REFLECTED IN OUR HISTORICAL RESULTS OF OPERATIONS AND THAT WE BELIEVE THAT THE IMPROVEMENTS WE HAVE MADE AND PLAN TO MAKE PRINCIPALLY AT OUR ACQUIRED TRAVEL CENTERS MAY CONTINUE TO IMPROVE THE FINANCIAL RESULTS AT THESE PROPERTIES IN THE FUTURE.  HOWEVER, ACTUAL RESULTS CAN VARY WIDELY DUE TO MANY FACTORS, SOME OF WHICH ARE OUTSIDE OUR CONTROL;

•                  THIS QUARTERLY REPORT STATES THAT THE OPERATIONS AT MANY OF OUR SITES ACQUIRED IN 2011 THROUGH 2014 HAVE NOT YET REACHED THE STABILIZED FINANCIAL RESULTS WE CURRENTLY EXPECT, THAT WE ESTIMATE THAT ACQUIRED SITES GENERALLY WILL REACH STABILIZATION IN APPROXIMATELY THE THIRD YEAR AFTER ACQUISITION AND THAT THE IMPROVEMENTS IN OUR SAME SITE OPERATING RESULTS FOR THE FIRST QUARTER OF 2014 AS COMPARED TO THE SAME PERIOD IN 2013 ARE SOMEWHAT ATTRIBUTABLE TO THE IMPROVED RESULTS AT RECENTLY ACQUIRED SITES.  THE IMPLICATIONS OF THESE STATEMENTS ARE THAT OPERATIONS AT THESE ACQUIRED SITES WILL IMPROVE TO A LEVEL THAT WILL RESULT IN INCREASES IN NET INCOME IN THE FUTURE.  MANY OF THE LOCATIONS WE HAVE ACQUIRED PRODUCED OPERATING RESULTS WHICH CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW OPERATIONS INTO OUR EXISTING OPERATIONS.  IN FACT, THERE ARE MANY FACTORS WHICH WILL IMPACT OUR FUTURE OPERATIONS THAT MAY CAUSE US TO OPERATE LESS PROFITABLY OR UNPROFITABLY IN FUTURE PERIODS IN ADDITION TO THESE STATED ITEMS, INCLUDING SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS SEASONALITY, THE CONDITION OF THE U.S. ECONOMY GENERALLY, THE FUTURE DEMAND FOR OUR GOODS AND SERVICES AND COMPETITION IN OUR BUSINESS;

•                  THIS QUARTERLY REPORT STATES THAT THE 31 CONVENIENCE STORES WE ACQUIRED IN DECEMBER 2013 APPEAR TO HAVE LIMITED NEED FOR NEAR TERM CAPITAL INVESTMENT, THAT WE DO NOT EXPECT THOSE CONVENIENCE STORES TO REQUIRE A LENGTHY PERIOD TO ACHIEVE STABILIZED RESULTS AND THAT WE CURRENTLY EXPECT WE MAY BE ABLE TO REALIZE SYNERGIES IN PURCHASING AND MERCHANDISING CUSTOMER OFFERINGS AT THESE CONVENIENCE STORES, WHICH MAY MAKE THE FINANCIAL RESULTS, RELATIVE TO THE ACQUISITION COST, SIMILAR TO THAT EXPECTED FOR TRAVEL CENTER ACQUISITIONS. HOWEVER, THERE CAN BE NO ASSURANCE THAT THESE EXPECTATIONS WILL BE REALIZED.  THESE CONVENIENCE STORES MAY REQUIRE MORE CAPITAL IMPROVEMENTS THAN WE EXPECT, WE MAY FAIL TO ACHIEVE ANTICIPATED STABILIZED RETURNS WITHIN THE TIME EXPECTED OR AT ALL, AND THE PURCHASING AND MERCHANDISING SYNERGIES WE CURRENTLY EXPECT MAY NOT BE ACHIEVED;

•                  THIS QUARTERLY REPORT REFERENCES ACQUISITIONS THAT HAVE BEEN AGREED BUT THAT HAVE NOT BEEN COMPLETED AS OF THE DATE OF THIS QUARTERLY REPORT.  THE IMPLICATIONS OF THIS STATEMENT ARE THAT THESE ACQUISITIONS WILL BE COMPLETED AND THAT THEY MAY INCREASE OUR FUTURE PROFITS.  HOWEVER, THESE ACQUISITIONS ARE SUBJECT TO CONDITIONS AND MAY NOT BE COMPLETED OR MAY BE DELAYED OR THEIR TERMS MAY CHANGE.  MOREOVER, ACQUISITIONS AND MANAGING AND INTEGRATING ACQUIRED OPERATIONS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED AND INVOLVE RISKS OF FINANCIAL LOSSES.  CHANGES OF OWNERSHIP FREQUENTLY RESULT IN PERSONNEL CHANGES AND

IN REQUIREMENTS FOR NEW SUPPLY AND SALES ARRANGEMENTS.  THESE OR OTHER FACTORS MAY RESULT IN WEAKER FINANCIAL PERFORMANCE THAN EXPECTED OR FINANCIAL LOSSES.  WE MAY NOT OPERATE THESE ACQUIRED PROPERTIES AS PROFITABLY AS WE NOW EXPECT;

•                  THIS QUARTERLY REPORT STATES THAT WE AND HOSPITALITY PROPERTIES TRUST, OR HPT, INTEND TO CHALLENGE THE VIRGINIA DEPARTMENT OF TRANSPORTATION, OR VDOT, VALUATION OF THE PROPERTY WE LEASED FROM HPT AND OPERATE IN ROANOKE, VA, THAT WAS TAKEN BY EMINENT DOMAIN PROCEEDINGS BY THE VDOT.  THE IMPLICATIONS OF THIS STATEMENT MAY BE THAT WE AND HPT WILL RECOVER ADDITIONAL AMOUNTS FROM VDOT THAT WOULD FURTHER REDUCE OUR RENT PAYABLE TO HPT AND/OR PROVIDE US A CASH PAYMENT.  HOWEVER, WE MAY NOT BE SUCCESSFUL IN OUR CHALLENGE;

•                  WE STATE IN THIS QUARTERLY REPORT OUR CURRENT OBSERVATIONS OF ECONOMIC AND INDUSTRY CONDITIONS.  RECENT ECONOMIC DATA HAS BEEN MIXED AND IMPROVEMENTS, IF ANY, IN THE U.S. ECONOMY, IN GENERAL, OR IN THE TRUCKING OR TRAVEL CENTER INDUSTRIES SPECIFICALLY, MAY NOT CONTINUE, AND OUR FUEL AND NONFUEL SALES VOLUMES MAY DECLINE;

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

•                  THIS QUARTERLY REPORT STATES THAT WE CURRENTLY INTEND TO CONTINUE OUR EFFORTS TO SELECTIVELY ACQUIRE ADDITIONAL PROPERTIES.  THE IMPLICATIONS OF THIS STATEMENT MAY BE THAT WE WILL BE ABLE TO IDENTIFY AND COMPLETE ADDITIONAL ACQUISITIONS.  HOWEVER, WE MAY NOT SUCCEED IN ACQUIRING OTHER PROPERTIES;

•                  THIS QUARTERLY REPORT STATES THAT OUR BUSINESS REQUIRES REGULAR CAPITAL EXPENDITURES.  THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT.  SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND THE PROCEEDS FROM THE SALES OF IMPROVEMENTS, IF ANY, TO HPT MAY BE LESS THAN ANTICIPATED.  CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO COMPLETE IN THE FUTURE, AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, DEMANDS OF OUR CUSTOMERS, ACQUISITIONS OR OTHER MATTERS, MAY ARISE AND CAUSE US TO SPEND MORE OR LESS THAN CURRENTLY ANTICIPATED.  SOME CAPITAL PROJECTS TAKE MORE TIME TO COMPLETE THAN ANTICIPATED.  AS A RESULT OF MARKET CONDITIONS OR CAPITAL CONSTRAINTS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE;

•                  THIS QUARTERLY REPORT STATES THAT WE HAD $82.3 MILLION OF CASH AND CASH EQUIVALENTS AT MARCH 31, 2014, THAT THERE WERE NO LOANS OUTSTANDING UNDER OUR BANK CREDIT FACILITY AS OF THAT DATE, THAT DURING THE FIRST AND SECOND QUARTERS OF 2014, WE RECEIVED $6.1 MILLION AND $15.9 MILLION, RESPECTIVELY, FROM HPT FOR SALES TO HPT OF QUALIFYING IMPROVEMENTS, THAT WE EXPECT TO SELL TO HPT ADDITIONAL IMPROVEMENTS WE HAVE MADE, THAT WE MAY REQUEST TO SELL TO HPT ADDITIONAL CAPITAL IMPROVEMENTS WE MAY MAKE IN THE FUTURE TO THE PROPERTIES WE LEASE FROM HPT, AND THAT WE OWN UNENCUMBERED REAL ESTATE THAT MAY BE AN ADDITIONAL SOURCE OF LIQUIDITY OVER TIME.  THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL LIQUIDITY.  IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH.  AS OF MARCH 31, 2014, $44.9 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO PROVIDE LETTERS OF CREDIT TO OUR SUPPLIERS, INSURERS AND TAXING AUTHORITIES AND WE HAVE COLLATERALIZED OUR BANK FACILITY WITH SUBSTANTIALLY ALL OF OUR CASH, ACCOUNTS RECEIVABLE, INVENTORIES, EQUIPMENT AND INTANGIBLE ASSETS.  IN ADDITION, OUR BUSINESS REQUIRES US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS, HPT IS NOT OBLIGATED TO PURCHASE THE IMPROVEMENTS WE MAY REQUEST AND WE ARE OBLIGATED TO PAY ADDITIONAL RENT TO HPT FOR CAPITAL IMPROVEMENTS IT ACQUIRES FROM US, WE MAY BE UNABLE TO SELL ADDITIONAL DEBT OR EQUITY SECURITIES IN THE FUTURE, AND WE DO NOT

KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

•                THIS QUARTERLY REPORT STATES SOME OF OUR BELIEFS WITH RESPECT TO VARIOUS PENDING LITIGATION.  THESE STATEMENTS MAY IMPLY THAT WE WILL PREVAIL IN OUR LITIGATION OR SUCCESSFULLY SETTLE THE REFERENCED MATTERS.  IN FACT, WE MAY BE UNABLE TO PREVAIL IN OUR PENDING LITIGATION OR COMPLETE SETTLEMENTS AND ANY SETTLEMENTS OR ADVERSE RULINGS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.  ALSO, THE LEGAL AND OTHER EXPENSES WE MAY INCUR IN CONNECTION WITH LITIGATION WILL DEPEND, IN PART, UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL.  OUR LITIGATION COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS;

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200 MILLION.  HOWEVER, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORIES THAT VARY IN AMOUNT FROM TIME TO TIME.  ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200 MILLION.  FOR EXAMPLE, WE HAD $161.3 MILLION OF BORROWING AND LETTER OF CREDIT AVAILABILITY UNDER OUR CREDIT FACILITY AS OF MARCH 31, 2014, OF WHICH $44.9 MILLION WAS UTILIZED FOR OUTSTANDING LETTERS OF CREDIT.  ALSO, THIS QUARTERLY REPORT STATES THAT THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION.  IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY NEED OR WANT TO DO SO;

•                  THIS QUARTERLY REPORT STATES THAT LENDERS UNDER OUR CREDIT FACILITY HAVE WAIVED, UNTIL SEPTEMBER 30, 2014, THE REQUIREMENT UNDER OUR CREDIT FACILITY TO FURNISH FINANCIAL STATEMENTS AS OF AND FOR THE FISCAL QUARTER ENDED JUNE 30, 2014.  THIS MAY IMPLY THAT WE WILL DELIVER FINANCIAL STATEMENTS FOR SUCH QUARTER TO OUR LENDERS AND FILE OUR SECOND QUARTER FORM 10-Q WITH THE SEC BY SEPTEMBER 30, 2014, OR THAT EXTENDED OR ADDITIONAL WAIVERS WILL BE OBTAINED FROM OUR LENDERS.  HOWEVER, THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO DELIVER OUR FINANCIAL STATEMENTS AND FILE OUR 10-Q FOR SUCH QUARTER BY SEPTEMBER 30, 2014, OR THAT EXTENDED OR ADDITIONAL WAIVERS WILL BE OBTAINED FROM OUR LENDERS, AND IF SUCH WAIVERS ARE NOT OBTAINED WE WILL BE IN DEFAULT OF OUR CREDIT FACILITY.  THESE OUTCOMES COULD OCCUR FOR REASONS WHICH MAY BE UNKNOWN TO US AT THIS TIME AND MAY BE BEYOND OUR CONTROL.  OUR FAILURE TO FILE THE SECOND QUARTER 10-Q OR TO COMPLETE AND DELIVER FINANCIAL STATEMENTS FOR SUCH QUARTER WITHIN SPECIFIED PERIODS COULD GIVE RISE TO DEFAULTS UNDER OUR CREDIT FACILITY, THE INDENTURE GOVERNING OUR 8.25% SENIOR NOTES OR OTHER OBLIGATIONS;

•                  THIS QUARTERLY REPORT STATES THAT WE ARE IN THE PROCESS OF DESIGNING AND IMPLEMENTING IMPROVED INTERNAL CONTROL OVER FINANCIAL REPORTING TO REMEDIATE THE MATERIAL WEAKNESSES THAT EXISTED AS OF DECEMBER 31, 2013 AND MARCH 31, 2014, AND THAT WE EXPECT TO COMPLETE THE REMEDIATION IN 2014.  HOWEVER, WE MAY NOT BE SUCCESSFUL IN OUR REMEDIATION EFFORTS, IT MAY TAKE US LONGER THAN EXPECTED TO COMPLETE THE REMEDIATION AND WE MAY DISCOVER OTHER MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING; AND

•                 THIS QUARTERLY REPORT STATES THAT OUR BELIEF THAT OUR CONTINUING RELATIONSHIPS WITH HPT, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

•                   THE TREND TOWARDS IMPROVED FUEL EFFICIENCY OF MOTOR VEHICLE ENGINES AND OTHER FUEL CONSERVATION PRACTICES EMPLOYED BY OUR CUSTOMERS MAY CONTINUE TO REDUCE THE DEMAND FOR FUEL AND MAY ADVERSELY AFFECT OUR BUSINESS;

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

•                  ACQUISITIONS MAY SUBJECT US TO ADDITIONAL OR GREATER RISKS THAN OUR CONTINUING OPERATIONS, INCLUDING THE ASSUMPTION OF UNKNOWN LIABILITIES;

•                  FUTURE INCREASES IN FUEL PRICES MAY REDUCE THE DEMAND FOR THE PRODUCTS AND SERVICES THAT WE SELL BECAUSE HIGH FUEL PRICES MAY ENCOURAGE FUEL CONSERVATION, DIRECT FREIGHT BUSINESS AWAY FROM TRUCKING OR OTHERWISE ADVERSELY AFFECT THE BUSINESS OF OUR CUSTOMERS.  SOME OF THESE FACTORS MAY OCCUR OR CONTINUE EVEN IF FUEL PRICES DO NOT INCREASE, WHICH MAY ADVERSELY AFFECT OUR BUSINESS;

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

•                  OUR FAILURE TO TIMELY FILE OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013, AND OUR QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED MARCH 31, 2014, AND OUR CONSEQUENT INABILITY TO USE OUR SHELF REGISTRATION STATEMENT ON FORM S-3 UNTIL WE HAVE BEEN CURRENT IN OUR FILINGS UNDER THE EXCHANGE ACT FOR A PERIOD OF NOT LESS THAN TWELVE FULL CONSECUTIVE CALENDAR MONTHS MAY NEGATIVELY IMPACT OUR ABILITY TO ISSUE NEW DEBT AND EQUITY SECURITIES AS NECESSARY TO FUND CAPITAL INVESTMENTS OR IMPLEMENT OUR BUSINESS STRATEGIES;

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

•                  AS A RESULT OF CERTAIN TRADING IN OUR SHARES DURING 2007, WE EXPERIENCED AN OWNERSHIP CHANGE AS DEFINED BY SECTION 382 OF THE INTERNAL REVENUE CODE, OR THE CODE; CONSEQUENTLY, WE MAY BE UNABLE TO USE OUR NET OPERATING LOSS GENERATED IN 2007 TO OFFSET FUTURE TAXABLE INCOME WE MAY GENERATE AND MAY OTHERWISE SUFFER LIMITATION OF TAX BENEFITS.  IF WE EXPERIENCE ADDITIONAL OWNERSHIP CHANGES, AS DEFINED IN THE CODE, OUR ABILITY TO USE OUR NET OPERATING LOSSES GENERATED AFTER 2007 COULD BE LIMITED OR ELIMINATED; AND

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

Part II. Other Information

Item 1.  Legal Proceedings (dollars in thousands)

In February 2014, we reached an agreement with the California State Water Resources Control Board, or the State Water Board, to settle certain claims the State Water Board had filed against us in California Superior Court in 2010 relating to alleged violations of underground storage tank laws and regulations for a cash payment of $1,800; suspended penalties of $1,000 that may become payable by us in the future if, prior to March 2019, we fail to comply with specified underground storage tank laws and regulations; and our agreement to invest, prior to March 2018, up to $2,000 of verified costs that are directly related to the development and implementation of a comprehensive California Enhanced Environmental Compliance Program for the underground storage tank systems at all of our California facilities that is above and beyond minimum requirements of California law and regulations related to underground storage tank systems.  To the extent that we do not incur the full $2,000 of eligible environmental compliance costs by March 2018, the difference between the amount we incur and $2,000 will be payable to the State Water Board.  The settlement, which was approved by the Superior Court on February 20, 2014, also included injunctive relief provisions requiring that we comply with certain California environmental laws and regulations applicable to underground storage tank systems.  We made the $1,800 cash payment during the first quarter of 2014.  For further information regarding this matter, see the disclosures in Note 8 to our Condensed Consolidated Financial Statements in Part I of this Quarterly Report and under the heading “Legal Proceedings” in Note 18 to our consolidated financial statements included in our Annual Report.

In addition, the disclosure under the heading “Legal Proceedings” in Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

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

Exhibit 4.2

Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed January 15, 2013)

Exhibit 4.3

First Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed January 15, 2013)

Exhibit 10.1

Definitive Master Class Settlement Agreement, executed as of March 3, 2014 (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 6, 2014)

Exhibit 10.2	Retirement Agreement, dated as of January 31, 2014, by and among TravelCenters of America LLC and Ara A. Bagdasarian (filed herewith)

Exhibit 10.3	Vesting Agreement, dated as of January 31, 2014, by and among TravelCenters of America LLC and Ara A. Bagdasarian (filed herewith)

Exhibit 10.4

Joinder Agreement, dated February 26, 2014, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, TravelCenters of America Holding Company LLC, Petro Franchise Systems LLC, TA Franchise Systems LLC, TA Operating Nevada LLC, TA Operating Texas LLC, and Wells Fargo Capital Finance, LLC (filed herewith)

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

Exhibit 101.1

The following materials from TravelCenters of America LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.  (furnished herewith.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

	By:	/s/	Andrew J. Rebholz
August 21, 2014		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)