Form 10-Q
period 2014-06-30
TRAVELCENTERS OF AMERICA LLC
filed 2014-09-30
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of Common Shares outstanding at September 26, 2014: 37,667,636 common shares.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

June 30, 2014

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$105,394	$85,657
Accounts receivable (less allowance for doubtful accounts of $1,533 as of June 30, 2014, and $1,304 as of December 31, 2013)	167,308	105,932
Inventories	187,414	199,201
Other current assets	72,555	79,604
Total current assets	532,671	470,394

Property and equipment, net	717,751	704,866
Goodwill and intangible assets, net	48,066	48,772
Other noncurrent assets	34,408	33,250
Total assets	$1,332,896	$1,257,282

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$196,346	$149,645
Current HPT Leases liabilities	30,817	29,935
Other current liabilities	137,884	124,033
Total current liabilities	365,047	303,613

Noncurrent HPT Leases liabilities	338,126	343,926
Senior Notes due 2028	110,000	110,000
Other noncurrent liabilities	50,010	45,866
Total liabilities	863,183	803,405

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 39,158,666 shares authorized at June 30, 2014, and December 31, 2013, and 37,669,546 and 37,625,366 shares issued and outstanding at June 30, 2014, and December 31, 2013, respectively	676,378	674,391
Accumulated other comprehensive income	852	834
Accumulated deficit	(207,517)	(221,348)
Total shareholders’ equity	469,713	453,877

Total liabilities and shareholders’ equity	$1,332,896	$1,257,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2014	2013

Revenues:
Fuel	$1,658,172	$1,635,400
Nonfuel	414,854	380,041
Rent and royalties	3,083	3,313
Total revenues	2,076,109	2,018,754

Cost of goods sold (excluding depreciation):
Fuel	1,559,049	1,545,588
Nonfuel	191,967	171,938
Total cost of goods sold (excluding depreciation)	1,751,016	1,717,526

Operating expenses:
Site level operating	203,526	190,646
Selling, general & administrative	25,100	24,482
Real estate rent	53,731	52,104
Depreciation and amortization	15,797	14,025
Total operating expenses	298,154	281,257

Income from operations	26,939	19,971

Acquisition costs	(149)	(205)
Interest income	45	307
Interest expense	(4,213)	(4,430)
Income before income taxes and income from equity investees	22,622	15,643
Provision for income taxes	9,673	382
Income from equity investees	685	723
Net income	$13,634	$15,984

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $83 and $(85), respectively	170	(199)
Equity interest in investee’s unrealized gain (loss) on investments	21	(73)
Other comprehensive income (loss)	191	(272)

Comprehensive income	$13,825	$15,712

Net income per share:
Basic and diluted	$0.36	$0.54

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share data)

	Six Months Ended
	June 30,
	2014	2013

Revenues:
Fuel	$3,247,818	$3,260,507
Nonfuel	789,520	709,235
Rent and royalties	6,080	6,363
Total revenues	4,043,418	3,976,105

Cost of goods sold (excluding depreciation):
Fuel	3,056,378	3,093,767
Nonfuel	360,383	317,303
Total cost of goods sold (excluding depreciation)	3,416,761	3,411,070

Operating expenses:
Site level operating	403,097	374,579
Selling, general & administrative	51,896	47,709
Real estate rent	107,935	103,988
Depreciation and amortization	31,925	27,248
Total operating expenses	594,853	553,524

Income from operations	31,804	11,511

Acquisition costs	(759)	(320)
Interest income	84	542
Interest expense	(8,288)	(8,495)
Income before income taxes and income from equity investees	22,841	3,238
Provision for income taxes	9,949	552
Income from equity investees	939	1,159
Net income	$13,831	$3,845

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $(8) and $(138), respectively	(22)	(325)
Equity interest in investee’s unrealized gain (loss) on investments	40	(81)
Other comprehensive income (loss)	18	(406)

Comprehensive income	$13,849	$3,439

Net income per share:
Basic and diluted	$0.37	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net income	$13,831	$3,845
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash rent expense	(4,565)	(4,400)
Depreciation and amortization expense	31,925	27,248
Deferred income tax provision	4,032	180
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(61,732)	(73,102)
Inventories	11,987	(476)
Other current assets	2,006	6,079
Accounts payable and other current liabilities	64,628	101,063
Other, net	1,447	2,584
Net cash provided by operating activities	63,559	63,021

Cash flows from investing activities:
Proceeds from sales of property and equipment	21,707	43,733
Investment in equity investee	(825)	—
Acquisitions of businesses, net of cash acquired	(3,202)	(27,887)
Capital expenditures	(60,608)	(84,703)
Net cash used in investing activities	(42,928)	(68,857)

Cash flows from financing activities:
Proceeds from sale-leaseback transactions with HPT	301	1,535
Fees paid related to the issuance of common shares	(14)	—
Proceeds from Senior Notes issuance	—	110,000
Sale-leaseback financing obligation payments	(1,183)	(1,022)
Payment of deferred financing fees	—	(4,749)
Net cash (used in) provided by financing activities	(896)	105,764

Effect of exchange rate changes on cash	2	(26)

Net increase in cash	19,737	99,902

Cash and cash equivalents at the beginning of the period	85,657	35,189
Cash and cash equivalents at the end of the period	$105,394	$135,091

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$7,841	$6,240
Income taxes paid (net of refunds)	$630	$685

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

1.                                      Basis of Presentation, Business Description and Organization

TravelCenters of America LLC, which we refer to as the Company or we, us and our, operates and franchises travel centers under the “TravelCenters of America,” “TA” and related brand names, or the TA brand, and the “Petro Stopping Centers” and “Petro” brand names, or the Petro brand, primarily along the U.S. interstate highway system.  Our travel center customers include trucking fleets and their drivers, independent truck drivers and motorists.  We also operate convenience stores with retail gasoline stations, primarily under the “Minit Mart” brand name, that generally serve motorists.  Our travel centers include, on average, over 25 acres of land and typically offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, travel and convenience stores and various other driver amenities.  Our convenience stores have, on average, ten fueling positions and approximately 5,000 square feet of interior space offering merchandise and QSRs.  We also collect rents, royalties and other fees from our franchisees.

At June 30, 2014, our geographically diverse business included 248 travel centers in 43 U.S. states and in Canada, including 173 travel centers operated under the TA brand, and 75 travel centers operated under the Petro brand.  As of June 30, 2014, we operated 218 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 30 of these travel centers. Of our 248 travel centers at June 30, 2014, we owned 34, we leased or managed 189, including 184 that we leased from Hospitality Properties Trust, or HPT, and franchisees owned or leased 25 from third parties.  We sublease to franchisees five of the travel centers we lease from HPT.

As of June 30, 2014, we operated 34 convenience stores in four states, primarily Kentucky.  Of our 34 convenience stores at June 30, 2014, we owned 27, and we leased or managed seven, including one that we leased from HPT.

We manage our business as one operating segment and, therefore, have one reportable segment. Our locations sell similar products and services, use similar processes to sell products and services, and sell products and services to similar customers. We sometimes make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry.  We have only a single travel center located in a foreign country, Canada, and we do not consider the revenues and assets related to our operations in Canada to be material to us.

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

Certain prior year amounts have been reclassified in the Condensed Consolidated Statements of Cash Flows to be consistent with the current year presentation.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard under GAAP for virtually all industries. The new standard will apply for annual periods beginning after December 15, 2016, including interim periods therein. Early adoption is prohibited. We have not yet determined the effects, if any, adoption of this update may have on our consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income, as reported	$13,634	$15,984	$13,831	$3,845
Less: net income attributable to participating securities	666	992	677	239
Net income available to common shareholders	$12,968	$14,992	$13,154	$3,606

Weighted average common shares(1)	35,791,850	27,716,024	35,787,657	27,707,211

Basic and diluted net income per share	$0.36	$0.54	$0.37	$0.13

(1)         Excludes unvested shares granted under our share award plan, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shareholders.  The weighted average number of unvested shares outstanding for the three months ended June 30, 2014 and 2013, was 1,839,413 and 1,834,847, respectively.  The weighted average number of unvested shares outstanding for the six months ended June 30, 2014 and 2013, was 1,840,674 and 1,836,368, respectively.

3.                                      Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2014	2013

Nonfuel products	$142,321	$150,600
Fuel products	45,093	48,601
Total inventories	$187,414	$199,201

4.                                      Acquisitions

During the six months ended June 30, 2014, we acquired a travel center for $3,242, and we accounted for this transaction using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date.  The following table summarizes the amounts assigned, based on their fair values, to the assets we acquired and liabilities we assumed in the business combination described above.

Cash	$40
Inventories	201
Property and equipment	3,074
Other assets	17
Other liabilities	(90)
Total purchase price	$3,242

We have included the results of this travel center in our consolidated financial statements from its date of acquisition.  The pro forma impact of including the results of operations of this acquisition from the beginning of the period is not material to our condensed consolidated financial statements.

As of June 30, 2014, we had entered agreements to acquire two travel center properties for approximately $21,500 plus saleable inventory at cost.  We completed these acquisitions during July and September 2014.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

During the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014 and 2013, we incurred and charged to expense $149, $205, $759 and $320, respectively, of acquisition costs for the legal, due diligence and related activities associated with our consideration and completion of possible and actual acquisitions.

5.                                      Debt

Senior Notes

On January 15, 2013, we issued at par $110,000 aggregate principal amount of our 8.25% Senior Notes, or the Senior Notes, in an underwritten public offering.  The Senior Notes are our senior unsecured obligations.  The indenture governing our Senior Notes does not limit the amount of indebtedness we may incur.  We may issue additional debt from time to time.  The indenture also requires that we file our reports under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, with the indenture trustee within a prescribed time period.  We did not maintain compliance with this covenant for the quarter ended June 30, 2014, but the filing of this Quarterly Report on Form 10-Q, or this Quarterly Report, cures this non-compliance.

We estimate the fair value of our Senior Notes was $113,432 based on the trading price (a Level 1 input) of our Senior Notes on June 30, 2014.

Revolving Credit Facility

Our $200,000 credit facility requires that we furnish our consolidated financial statements to our lenders within certain prescribed time periods.  We received a waiver, until September 30, 2014, from these lenders of the requirement to deliver our financial statements for the period ended June 30, 2014.

6.                                      Accumulated Other Comprehensive Income

Accumulated other comprehensive income at June 30, 2014, consisted of the following:

	Foreign currency translation adjustment	Equity interest in investee’s unrealized gain (loss) on investments	Accumulated other comprehensive income

Balance at December 31, 2013	$785	$49	$834

Foreign currency translation adjustment, net of tax of $(8)	(22)	—	(22)
Equity interest in investee’s unrealized loss on investments	—	40	40
Other comprehensive income (loss), net of tax	(22)	40	18

Balance at June 30, 2014	$763	$89	$852

7.                                      Related Party Transactions

Relationship with HPT

HPT was our parent company until 2007 and is our principal landlord and our largest shareholder.  We were created as a separate public company in 2007 as a result of a spin off from HPT.  As of June 30, 2014, HPT owned 3,420,000 of our common shares, representing approximately 9.1% of our outstanding common shares.  One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of HPT.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is also a managing trustee of HPT, and Mr. Barry Portnoy’s son-in-law, Mr. Ethan Bornstein, is an executive officer of HPT.  Our other Managing Director, Mr. Thomas O’Brien, who is also our President and Chief Executive Officer, is a former executive officer of HPT.  One of our Independent Directors, Mr. Arthur Koumantzelis, was an independent trustee of HPT prior to our spin-off from HPT.

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

The HPT Leases are “triple net” leases that require us to pay all costs incurred in the operation of the leased properties, including costs related to personnel, utilities, acquiring inventories, providing services to customers, insurance, real estate and personal property taxes, environmental related expenses and ground lease payments at those properties at which HPT leases the property from the owner and subleases it to us.  We also are required generally to indemnify HPT for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased properties and, at lease expiration, we are required to pay an amount equal to an estimate of the cost of removing underground storage tanks on the leased properties.

Effective January 2012 and 2013, we began to incur percentage rent payable to HPT under the TA Lease and the Petro Lease, respectively.  In each case, the percentage rent equals 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased properties over base amounts.  The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index.  Also, HPT has agreed to waive payment of the first $2,500 of percentage rent that may become due under our Petro Lease; HPT waived $117 and $269 of percentage rent under our Petro Lease for the three and six months ended June 30, 2014, respectively, pursuant to that waiver; and through the second quarter of 2014 HPT has cumulatively waived $636 of the $2,500 of percentage rent to be waived.  The total amount of percentage rent (net of the waived amount) that we incurred during the three and six months ended June 30, 2014 and 2013, was $729 and $1,622 and $593 and $1,282, respectively.

Under the HPT Leases, we may request that HPT purchase approved amounts for renovations, improvements and equipment at the leased properties in return for increases in our minimum annual rent according to the following formula: the minimum rent per year will be increased by an amount equal to the amount paid by HPT multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%.  During the six months ended June 30, 2014 and 2013, pursuant to the terms of the HPT Leases, we sold to HPT $21,923 and $45,229, respectively, of improvements we previously made to properties leased from HPT, and, as a result, our minimum annual rent payable to HPT increased by approximately $1,863 and $3,844, respectively.  At June 30, 2014, our property and equipment balance included $36,269 of improvements of the type that we typically request that HPT purchase for an increase in rent in the future; however, HPT is not obligated to purchase these improvements. In September 2014, we sold to HPT $20,038 of improvements for an increase in minimum annual rent payable to HPT of $1,703.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

The following table details amounts related to the HPT Leases and other leases that are reflected in real estate rent expense in our condensed consolidated statements of operations and comprehensive income (loss).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cash payments to HPT under the HPT Leases	$55,603	$54,139	$110,749	$107,125
Change in accrued estimated percentage rent	(21)	(82)	597	584
Adjustments to recognize expense on a straight line basis	(559)	(523)	(900)	(900)
Less sale-leaseback financing obligation amortization	(594)	(512)	(1,183)	(1,022)
Less portion of rent payments recognized as interest expense	(1,471)	(1,743)	(2,941)	(3,484)
Less deferred tenant improvements allowance amortization	(1,692)	(1,692)	(3,384)	(3,384)
Amortization of deferred gain on sale-leaseback transactions	(96)	(77)	(192)	(153)
Rent expense related to HPT Leases	51,170	49,510	102,746	98,766
Rent paid to others (1)	2,629	2,591	5,315	5,198
Adjustments to recognize expense on a straight line basis for other leases	(68)	3	(126)	24
Total real estate rent expense	$53,731	$52,104	$107,935	$103,988

(1)         Includes rent paid directly to HPT’s landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.

The following table details amounts related to the HPT Leases that are included in our condensed consolidated balance sheets.

	June 30,	December 31,
	2014	2013

Current HPT Leases liabilities:
Accrued rent	$18,789	$18,041
Sale-leaseback financing obligation (1)	2,437	2,358
Straight line rent accrual (2)	2,437	2,382
Deferred gain on sale-leaseback transactions (3)	385	385
Deferred tenant improvements allowance (4)	6,769	6,769
Total Current HPT Leases liabilities	$30,817	$29,935

Noncurrent HPT Leases liabilities:
Deferred rent obligation (5)	$150,000	$150,000
Sale-leaseback financing obligation (1)	82,801	83,762
Straight line rent accrual (2)	51,638	52,901
Deferred gain on sale-leaseback transactions (3)	2,925	3,117
Deferred tenant improvements allowance (4)	50,762	54,146
Total Noncurrent HPT Leases liabilities	$338,126	$343,926

(1)         Sale-leaseback Financing Obligation.  GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheets the leased assets at thirteen of the properties previously owned by our predecessor that we now lease from HPT because we subleased more than a minor portion of those properties to third parties, and one property that did not qualify for operating lease treatment for other reasons.  Accordingly, we recorded the leased assets at these properties at an amount equal to HPT’s recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale-leaseback financing obligation in our consolidated balance sheets.  In addition, sales to HPT of improvements at these properties are accounted for as sale-leaseback financing transactions and these liabilities are increased by the amount of proceeds we receive from HPT.  We

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

recognize a portion of the total rent payments to HPT related to these assets as a reduction of the sale-leaseback financing obligation and a portion as interest expense in our consolidated statements of operations and comprehensive income.  We determined the allocation of these rent payments to the liability and to interest expense using the effective interest method.  The amounts allocated to interest expense were $1,471 and $1,743 for the three months ended June 30, 2014 and 2013, respectively, and $2,941 and $3,484 for the six months ended June 30, 2014 and 2013, respectively.

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

(2)         Straight Line Rent Accrual.  The TA Lease included scheduled rent increases over the first six years of the lease term, as do certain of the leases for properties we sublease from HPT, the rent for which we pay directly to HPT’s landlords.  Also, under our leases with HPT, we are obligated to pay to HPT at lease expiration an amount equal to an estimate of the cost, calculated in accordance with GAAP, of removing the underground storage tanks we would have if we owned the underlying assets at those sites we lease from HPT.  We recognize the effects of scheduled rent increases and the future payment to HPT for the estimated cost of removing underground storage tanks in real estate rent expense over the lease terms on a straight line basis, with offsetting entries to this accrual balance.

(3)         Deferred Gain on Sale-Leaseback Transactions.  This gain arose from our 2012 and 2013 terminations of subleases to franchisees for five properties we lease from HPT, which qualified these properties for sale-leaseback accounting and required us to remove the related assets and liabilities from our consolidated balance sheets, as further described in note (1) above, and from the sales to HPT of certain assets at the five properties we lease from HPT that we continue to sublease to franchisees.  Under GAAP, the gain or loss from the sale portion of a sale-leaseback transaction is deferred and amortized into our real estate rent expense on a straight line basis over the then remaining term of the lease.

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

On August 13, 2013, the travel center located in Roanoke, VA that we leased from HPT under the TA Lease was taken by eminent domain proceedings brought by the Virginia Department of Transportation, or VDOT, in connection with planned highway construction.  The TA Lease provides that the annual rent payable by us is reduced by 8.5% of the amount of the proceeds HPT receives from the taking or, at HPT’s option, the fair market value rent of the property on the commencement date of the TA Lease.  In January 2014, HPT received proceeds from VDOT of $6,178, which is a substantial portion of VDOT’s estimate of the value of the property, and as a result our annual rent under the TA Lease was reduced by $525 effective January 6, 2014.  We and HPT have challenged VDOT’s estimate of this property’s value and expect that the ultimate resolution of this matter will take a prolonged period of time.  HPT entered a lease agreement with VDOT to lease for $40 per month this property through August 31, 2014, which lease term was recently extended through November 15, 2014.  We entered into a sublease for this property with HPT and, we plan to continue operating it as a travel center through November 15, 2014.  Under the terms of the TA Lease, we are responsible to pay the rent to VDOT under the lease agreement.

Relationship with RMR

Reit Management & Research LLC, or RMR, provides business management and shared services to us pursuant to a business management and shared services agreement, or our business management agreement, and building management services to us related to our headquarters office building, or our property management agreement.  One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is an owner of RMR and serves as

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

President, Chief Executive Officer and a director of RMR.  Our other Managing Director, Mr. Thomas O’Brien, who is also our President and Chief Executive Officer, Mr. Andrew Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, and Mr. Mark Young, our Executive Vice President and General Counsel, are officers of RMR.  RMR provides management services to HPT and HPT’s executive officers are officers of RMR.  Two of our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR or its affiliates provide management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of a majority of the public companies to which RMR or its affiliates provide management services and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.  In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement and property management agreement with RMR, we recognized aggregate fees of $3,148 and $2,899 for the three months ended June 30, 2014 and 2013, respectively, and $6,002 and $5,416 for the six months ended June 30, 2014 and 2013, respectively.  These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss).

Relationship with AIC

We, RMR and five other companies to which RMR provides management services each owned 14.3% of Affiliates Insurance Company, or AIC, an Indiana insurance company as of June 30, 2014.  Each of our Directors and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  As of June 30, 2014, we had invested $6,054 in AIC since its formation in 2008.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Directors are also directors of AIC.  Our investment in AIC had a carrying value of $6,785 and $5,913 as of June 30, 2014 and December 31, 2013, respectively, which amounts are included in other noncurrent assets on our consolidated balance sheets.  We recognized income of $104 and $79 for the three months ended June 30, 2014 and 2013, respectively, and $7 and $155 for the six months ended June 30, 2014 and 2013, respectively, related to our investment in AIC.  In June 2014, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with the renewal, we purchased a one-year property insurance policy providing $500,000 of coverage, with respect to which AIC is a reinsurer of certain coverage amounts.  We paid AIC a premium, including taxes and fees, of approximately $1,601 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by reducing our insurance expenses and by realizing our pro rata share of any profits of this insurance business.

On March 25, 2014, as a result of the removal, without cause, of all of the trustees of Equity CommonWealth (formerly known as CommonWealth REIT), or EQC, EQC underwent a change in control, as defined in the shareholders agreement among us, the other shareholders of AIC, and AIC.  As a result of that change in control and in accordance with the terms of the shareholders agreement, on May 9, 2014, we and the other non-EQC shareholders purchased pro rata the AIC shares EQC owned.  Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825.  Following these purchases, we and the six other remaining shareholders each owned approximately 14.3% of AIC.

Directors’ and Officers’ Liability Insurance

In September 2014, we purchased a two year combined directors’ and officers’ insurance policy with HPT, RMR and four other companies managed by RMR that provides $10,000 in aggregate primary coverage, including certain errors and omission coverage.  At that time, we also purchased separate additional one year directors’ and officers’ liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage.  The total premium payable by us for these policies was approximately $351.

Relationship with PTP

Petro Travel Plaza Holdings LLC, or PTP, is a joint venture between us and Tejon Development Corporation, or Tejon, that owns two travel centers and two convenience stores in California.  We own a 40% interest in PTP and operate the two travel centers and two convenience stores PTP owns for which we receive management and accounting fees.  The carrying value of our investment

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

in PTP as of June 30, 2014 and December 31, 2013, was $18,604 and $17,672, respectively.  We recognized management and accounting fee income of $200 for each of the three month periods ended June 30, 2014 and 2013, and $400 for each of the six month periods ended June 30, 2014 and 2013.  At June 30, 2014, and December 31, 2013, we had net payables to PTP of $2,495 and $1,147, respectively.  We recognized income of $581 and $644 during the three months ended June 30, 2014 and 2013, respectively, and $932 and $1,004 during the six months ended June 30, 2014 and 2013, respectively, as our share of PTP’s net income.

Summarized financial information of PTP

The following table sets forth the aggregate summarized financial information of PTP and does not represent the amounts we have included in our consolidated financial statements in connection with our investment in PTP.

	Six Months Ended June 30,
	2014	2013
Total revenues	$54,658	$55,364
Total cost of sales (excluding depreciation)	$43,604	$44,712
Operating income	$2,694	$2,693
Interest expense, net	$(243)	$(299)
Net income	$2,451	$2,394

8.                                      Commitments and Contingencies

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

At June 30, 2014, we had a gross accrued liability of $5,533 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,518, resulting in an estimated net amount of $4,015 that we expect to fund in the future.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis due to the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our locations, individually or in the aggregate, would be material to our financial condition or results of operations.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

In February 2014, we reached an agreement with the California State Water Resources Control Board, or the State Water Board, to settle certain claims the State Water Board had filed against us in California Superior Court in 2010 relating to alleged violations of underground storage tank laws and regulations for a cash payment of $1,800; suspended penalties of $1,000 that may become payable by us in the future if, prior to March 2019, we fail to comply with specified underground storage tank laws and regulations; and our agreement to invest, prior to March 2018, up to $2,000 of verified costs that are directly related to the development and implementation of a comprehensive California Enhanced Environmental Compliance Program for the underground storage tank systems at all of our California facilities that is above and beyond minimum requirements of California law and regulations related to underground storage tank systems.  To the extent that we do not incur the full $2,000 of eligible environmental compliance costs by March 2018, the difference between the amount we incur and $2,000 will be payable to the State Water Board.  The settlement, which was approved by the Superior Court on February 20, 2014, also included injunctive relief provisions requiring that we comply with certain California environmental laws and regulations applicable to underground storage tank systems.  We made the $1,800 cash payment during the first quarter of 2014.  As of June 30, 2014, we have a liability of $1,708 recorded with respect to this matter, which amount is included in the gross accrued liability for environmental matters referenced above.  We believe that the probability of triggering any portion of the $1,000 of suspended penalties is remote and have not recognized a loss or a liability for that amount, but it is possible that such events will occur and some portion or all of the $1,000 may become due and payable and would be recognized as an expense at the time of the future event or events.

We have insurance of up to $10,000 per incident and up to $40,000 in the aggregate for certain environmental liabilities, subject, in each case, to certain limitations and deductibles.  However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.

It is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future or the ultimate outcome of matters currently pending.  We cannot be certain that contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future.  If we discover additional environmental issues, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions and other environmental matters, and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our major product, diesel fuel, may require us to expend significant amounts and may negatively impact our business.  For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor vehicle gasoline and diesel fuel, as well as President Obama’s February 2014 order that his administration develop and implement new fuel efficiency standards for medium and heavy duty commercial trucks by March 2016, has caused us to add certain services and provide certain products to our customers at a cost to us and may decrease the demand for our fuel products and negatively impact our business.  Further, legislation and regulations that limit carbon emissions also may cause our energy costs at our locations to increase.

Legal Proceedings

Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in U.S. district courts in over 20 states.  Major petroleum refiners and retailers were named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally alleged that they are retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale.  One theory alleged that the plaintiffs purchased smaller amounts of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy.  A second theory alleged that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  These “tax” cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays.  A third theory alleged that all purchasers of fuel at any temperature are harmed because the defendants do not use equipment that adjusts for temperature or disclose the temperature of fuel being sold, and thereby deprive customers of information they allegedly require to make an informed purchasing decision.  All of these cases were consolidated in the U.S. District Court for the District of Kansas pursuant to multi-district litigation procedures.  On May 28, 2010, that Court ruled that, with respect to two cases originally filed in the U.S. District Court for the District of Kansas, it would grant plaintiffs’ motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel).  On January 19, 2012, the Court amended its prior ruling, and certified a class with respect to plaintiffs’ claims for damages as well.  A TA entity was named in one of those two Kansas cases, but the Court ruled that the named plaintiffs were not

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

sufficient to represent a class as to TA.  TA was thereafter dismissed from the Kansas case.  Several defendants in the Kansas cases, including major petroleum refiners, have entered into multi-state settlements.  Following a September 2012 trial against the remaining defendants in the Kansas cases, the jury returned a unanimous verdict in favor of those Kansas defendants, and the judge likewise ruled in the Kansas defendants’ favor on the sole non-jury claim.  In early 2013, the Court announced its intention to remand three cases originally filed in federal district courts in California back to their original courts.  On April 9, 2013, the Court granted plaintiffs’ motion for class certification in connection with the California claims in the California cases.  On August 14, 2013, the Court granted summary judgment for the defendants with respect to all California claims in the California cases, and in February 2014, the U.S. District Court for the Northern District of California entered judgment in favor of the defendants with respect to those claims.  The plaintiffs in the California cases have all dismissed their non-California claims against TA, except for one individual plaintiff, who continues to assert claims based on purchases of fuel in states other than California.  In January 2014, TA was dismissed with prejudice in all the non-California cases in all states in which it remained a defendant at that time.  Therefore, the only case in which TA remains a defendant is the case in which one remaining plaintiff is pursuing non-California claims.  We believe there are substantial factual and legal defenses to the allegations made in this remaining case.  While we do not expect that we will incur a material loss in this case, we cannot estimate our ultimate exposure to loss or liability, if any, related to this lawsuit.

On April 6, 2009, five independent truck stop owners, who are plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the U.S. District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant, which was allowed on March 25, 2010.  The amended complaint also added as defendants Ceridian Corporation, Pilot Travel Centers LLC and Love’s Travel Stops & Country Stores, Inc.  Comdata markets fuel cards which are used for payments by trucking companies at truck stops.  The amended complaint alleged antitrust violations arising out of Comdata’s contractual relationships with truck stops in connection with its fuel cards.  On February 28, 2014, we entered into a Definitive Master Class Settlement Agreement with the plaintiffs, or the settlement agreement.  The Court approved the settlement agreement on July 14, 2014.  The settlement agreement provides for the co-defendants, including us, to pay an aggregate of $130,000 to a settlement fund for class members, including $10,000 from us, and the dismissal with prejudice of the litigation and the unconditional release of all claims that class members brought, or could have brought, against us and the other settling co-defendants with respect to the litigation and related actions.  We recognized a $10,000 loss in connection with this matter in December 2013 and made the cash payment in March 2014.

In addition to the legal proceedings referenced above, we are routinely involved in various other legal and administrative proceedings, including tax audits, incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

9.                                      Income Taxes

The income tax provision for the six months ended June 30, 2014, reflects an effective tax rate of 41.8%, which is our current estimated annual effective tax rate for the year ending December 31, 2014.  Our current estimated annual effective tax rate is higher than the federal statutory tax rate primarily due to state income taxes and certain items that are not deductible for income tax purposes.

For the six months ended June 30, 2013, our income tax provision differed from the amount of benefit expected to be calculated at statutory rates primarily due to the impact of our valuation allowance, which was reversed in the fourth quarter of 2013.  For the six months ended June 30, 2013, we included in tax expense $372 for certain state taxes on operating income that were payable without regard to our tax loss carryforwards.  During the six months ended June 30, 2013, tax expense also included $180 related to a noncash deferred liability that arose from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes that were unavailable to offset our deferred tax assets while we maintained a valuation allowance against our net deferred tax assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and in our Annual Report.  Amounts are in thousands of dollars or gallons unless indicated otherwise.

Company Overview

We operate and franchise travel centers under the “TravelCenters of America,” “TA” and related brand names, or the TA brand, and the “Petro Stopping Centers” and “Petro” brand names, or the Petro brand, primarily along the U.S. interstate highway system.  Our travel center customers include trucking fleets and their drivers, independent truck drivers and motorists.  We also operate convenience stores with retail gasoline stations, primarily under the “Minit Mart” brand name, that generally serve motorists.  Our travel centers include, on average, over 25 acres of land and typically offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, travel and convenience stores and various other driver amenities.  Our convenience stores have, on average, ten fueling positions and approximately 5,000 square feet of interior space offering merchandise and QSRs.  We also collect rents, royalties and other fees from our franchisees.

Executive Summary

Our revenues and income are subject to potentially material changes as a result of the market prices and availability of fuel.  These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand that are often the result of changes in the macroeconomic environment.  During the first half of each of 2014 and 2013, fuel prices generally trended downward after relatively sharp increases early in the year, ending at a somewhat lower price than at the start of the year.  During the second quarter of 2014, fuel prices were generally at a higher level than those experienced during the second quarter of 2013, but at the end of the quarter approximated the prices experienced at the end of the second quarter of 2013.  Recent gains in fuel supplies and sources within the United States and Canada have helped to maintain relative market price stability, but as export markets and capabilities increase for fuel that price stability may wane.  We expect that changes in our costs for fuel products can largely be passed on to our customers, but often there are delays in passing on price changes that can affect our fuel gross margins.  Also, increased prices can result in our customers reducing their purchases of fuel and nonfuel goods and services.  Although other factors, such as competition, may have an effect, during periods of rising fuel commodity prices fuel gross margins per gallon tend to be lower than they otherwise may have been, and during periods of falling fuel commodity prices fuel gross margins per gallon tend to be higher than they otherwise may have been.  Also, fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements.  For more information about fuel market risks that may affect us and our actions to mitigate those risks, see Part II, Item 4, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

We believe that recent U.S. economic data has been generally positive, but that the strength and sustainability of any economic expansion is uncertain.  The condition of the U.S. economy generally, and the financial condition and activity of the trucking industry in the U.S. specifically, impacted our historical financial results, and we expect that they will continue to impact our financial results in future periods.  The trucking industry is the primary customer for our goods and services.  Freight and trucking demand in the U.S. historically has generally reflected the level of commercial activity in the U.S. economy.  During the period from 2013 through the first half of 2014, the U.S. economy slowly improved and the financial condition and activity level in the trucking industry similarly slowly improved; however, these improvements appear to be uneven and may not affect all market participants equally.  Further, recent improvements in U.S. export activity have been driven in large part by increased sales of natural resources, such as oil and gas, and by other products that typically are not transported by trucks; and, accordingly, such increased export activity has not resulted in proportional increases in trucking activity within the U.S.

We believe that during the second half of 2013 and continuing through the first half of 2014, demand for fuel by trucking companies was negatively affected as compared to the prior year periods by the new regulatory hours of service rules for truck drivers, which went into effect in July 2013, and the driver shortage in the trucking industry.  These factors increase trucking company costs and lead trucking companies to focus on cost savings, including fuel efficiency, and shippers to divert some business away from trucking.  Technological innovations that permit, and regulatory changes that encourage or require, improved fuel efficiency of motor vehicle engines and other fuel conservation practices employed by trucking companies continue to reduce demand for diesel fuel, including by reducing the amount of diesel fuel required to drive a given amount of trucking miles.

As a result of the aforesaid factors, fuel sales volumes on a same site basis for the first six months of 2014 declined compared to the prior year.  Despite the year over year declines in fuel sales volumes, our fuel gross margins for the first six months of 2014 increased on a same site basis over the comparable period of the prior year.  We believe fuel margin per gallon in the first half of 2014 was affected by (i) the pricing under our fuel supply contracts, which favorably impacted our fuel purchase costs during periods of certain fuel market supply disruptions during the first quarter of 2014, which abated prior to the start of the second quarter of 2014, and (ii) our continued focus on managing our fuel pricing to balance sales volume and profitability considerations.

The increase in income before taxes and income from equity investees during the three and six month periods ended June 30, 2014, as compared to the same periods of the prior year is largely due to an increase in fuel gross margin per gallon and the continued improvement of operations at sites we acquired in 2011 through 2013.

Factors Affecting Comparability

Recently Acquired Sites

We have invested or expect to invest $336,221 in the aggregate since the beginning of 2011 to acquire and improve 31 travel centers and 31 gasoline/convenience stores.  While the interest, depreciation, maintenance and similar expenses related to or resulting from our acquisitions and ownership of these sites are reflected in our results for the periods since each acquisition, our expected financial results from these acquired properties are not yet fully reflected in our results of operations.  We believe that the improvements we have made and plan to make at these travel centers may continue to improve the financial results at these locations.  Typical improvements we make at acquired travel centers include adding truck repair facilities and national branded QSRs, paving parking lots, replacing outdated fuel dispensers, installing diesel exhaust fluid dispensing systems, changing signage, installing point of sale and other IT systems and general building and cosmetic upgrades.  The improvements to travel center properties we acquire are often substantial and require a long period of time to plan, design, permit and complete, and after completed then require a period of time to become part of our customers’ supply networks and produce stabilized financial results.  We estimate that the travel centers we acquire generally will achieve stabilized financial results in approximately the third year after acquisition, but actual results can vary widely from this estimate due to many factors, some of which are outside our control.

We acquired 31 gasoline/convenience store properties for $67,922 on December 16, 2013.  These convenience stores are high volume fuel locations with larger interior space for merchandise and food offerings than typical convenience stores and have limited need for near term capital investment.  In addition, we do not expect these convenience stores to require a lengthy period to achieve stabilized financial results.  Most of these convenience stores’ customer offerings are similar to the products and food services available at our travel centers and nearly all of our existing travel centers currently offer gasoline for motorists.  As a result of these business similarities we currently expect we may be able to realize synergies in purchasing and merchandising customer offerings at these convenience stores, which may make the financial returns we realize on our investment in these convenience stores similar to that expected for our travel center acquisitions.

The table below shows the number of properties we acquired by year of acquisition, the amounts we have invested in these properties through June 30, 2014, and the amounts we currently expect to invest in the near term in these properties after June 30, 2014.

	Site Count	Cash Acquisition Cost(1)	Renovation Cost Incurred Through June 30, 2014	Additional Estimated Renovation Cost to be Spent
Properties acquired in 2011	6	$36,333	$47,737	$—
Properties acquired in 2012	14	46,910	33,603	—
Properties acquired in 2013(2)	41	111,602	25,259	26,060
Properties acquired in 2014 first half	1	2,999	1,706	4,012
Total	62	$197,844	$108,305	$30,072

(1)         Includes only cash amounts paid that were recorded as property and equipment or intangible assets.  Excludes acquired working capital assets and asset retirement obligation assets.

(2)         Includes 31 convenience stores acquired in December 2013.

The operations at many of the 31 travel centers acquired since the beginning of 2011 have not yet reached the stabilized financial results we currently expect to ultimately achieve.  As of June 30, 2014, the travel centers we have acquired since the beginning of 2011 have been owned by us for an average of 22 months, and the planned renovations have been completed at only 24 of these properties for an average of 19 months.  The 31 convenience stores we acquired on December 16, 2013, did not require significant renovations at the time we acquired them.

The table below shows for the periods presented the gross revenues in excess of cost of goods sold and site level operating expenses for the properties we began to operate for our own account since the beginning of 2011, whether by way of acquisition from franchisees or others or takeover of operations upon termination of a franchisee sublease, from the beginning of the period shown or the date we began to operate such property for our own account, if later.  Because sites were acquired at various dates during the periods presented, these amounts are intended to indicate directional trends only.

	Revenues in Excess of Cost of Goods Sold and Site Level Operating Expenses
	Three Months Ended June 30,		Twelve Months Ended June 30,
	2014	2013	2014	2013
Properties acquired in 2011 (6 sites)	$3,858	$1,848	$13,693	$6,018
Properties acquired in 2012 (14 sites)	5,434	4,208	17,312	7,083
Properties acquired in 2013 (41 sites)	4,646	593	9,832	855
Properties acquired in 2014 (1 site)	52	—	(146)	—
Total	$13,990	$6,649	$40,691	$13,956

Summary of Site Counts

The changes in the number of our sites and in their method of operation (company operated, franchisee subleased and operated, or franchisee owned and operated) can be significant factors influencing the changes in our results of operations.  The following table summarizes the changes in the composition of our business from December 31, 2012 through June 30, 2014:

	Company	Franchisee Subleased and	Franchisee Owned and		Company
	Operated	Operated	Operated	Total	Operated
	Travel	Travel	Travel	Travel	Convenience	Total
	Centers(1)	Centers	Centers	Centers(1)	Stores(2)	Sites
Number of locations at December 31, 2012	206	6	29	241	4	245

January — June 2013 Activity:
Acquired sites	4	—	—	4	—	4
Acquisition of franchised travel centers	2	—	(2)	—	—	—
Number of locations at June 30, 2013	212	6	27	245	4	249

July - December 2013 Activity:
Acquired sites	2	—	—	2	31	33
Acquisition of franchised travel centers	2	(1)	(1)	—	—	—
Conversion of convenience store to travel center	1	—	—	1	(1)	—
Terminated franchised travel centers	—	—	(1)	(1)	—	(1)
Number of locations at December 31, 2013	217	5	25	247	34	281

January — June 2014 Activity:
Acquired sites	1	—	—	1	—	1
Number of locations at June 30, 2014	218	5	25	248	34	282

(1)         Includes in each period presented two travel centers we operate that are owned by a joint venture that we account for under the equity method.

(2)         Includes in each period presented two convenience stores we operate that are owned by a joint venture that we account for under the equity method.

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

Same Site Comparisons

As part of this discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we include a location in the following same site comparisons only if we continuously operated it for the entire duration of both comparative periods presented, or, for rent and royalty revenues, if during that period the location was continuously operated by one of our franchisees.  We do not exclude locations from the same site comparisons as a result of expansions in their size, capital improvements to the site or changes in the services offered.  We excluded from the same site comparisons the two travel centers and two convenience stores we operate for a joint venture in which we own a 40% interest because we account for this investment using the equity method of accounting and, therefore, the related revenues and expenses are not included in the respective line items in our consolidated results of operations.

Seasonality

Assuming little variation in fuel prices, our revenues are usually lowest in the first quarter of the calendar year when movement of freight by professional truck drivers and motorist travel are typically at their lowest levels of the year, and our revenues in the fourth quarter of the year are often somewhat lower than those of the second and third quarters because, although the beginning of the fourth quarter is often positively impacted by increased movement of freight in preparation for various national holidays, that positive impact is often more than offset by a reduction in freight movement caused by vacation time associated with those holidays taken by professional truck drivers toward the end of the year.  While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.

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

Operating Segment

We manage our business on the basis of one operating segment.  Please refer to the condensed consolidated financial statements included in Item 1 of this Quarterly Report for revenue, operating profit and asset data.  We have only a single travel center located in a foreign country, Canada, and the revenues and assets related to our operations in Canada are not material to us.  The following table sets forth the composition of our total revenues by type for each of the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Fuel	79.9%	81.0%	80.3%	82.0%
Nonfuel	20.0%	18.8%	19.5%	17.8%
Rent and royalties from franchisees	0.1%	0.2%	0.2%	0.2%
Total revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

Three months ended June 30, 2014 compared to June 30, 2013

The following table presents changes in our operating results for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

	Three Months Ended June 30,		$	%
(dollars in thousands)	2014	2013	Change	Change

Revenues:
Fuel	$1,658,172	$1,635,400	$22,772	1.4%
Nonfuel	414,854	380,041	34,813	9.2%
Rent and royalties	3,083	3,313	(230)	(6.9)%
Total revenues	2,076,109	2,018,754	57,355	2.8%

Cost of goods sold (excluding depreciation):
Fuel	1,559,049	1,545,588	13,461	0.9%
Nonfuel	191,967	171,938	20,029	11.6%
Total cost of goods sold (excluding depreciation)	1,751,016	1,717,526	33,490	1.9%

Operating expenses:
Site level operating expenses	203,526	190,646	12,880	6.8%
Selling, general & administrative expense	25,100	24,482	618	2.5%
Real estate rent	53,731	52,104	1,627	3.1%
Depreciation and amortization expense	15,797	14,025	1,772	12.6%
Total operating expenses	298,154	281,257	16,897	6.0%

Income from operations	26,939	19,971	6,968	34.9%
Acquisition costs	(149)	(205)	56	(27.3)%
Interest income	45	307	(262)	(85.3)%
Interest expense	(4,213)	(4,430)	217	(4.9)%
Income before income taxes and income from equity investees	22,622	15,643	6,979	44.6%
Provision for income taxes	9,673	382	9,291	2,432.2%
Income from equity investees	685	723	(38)	(5.3)%
Net income	$13,634	15,984	$(2,350)	(14.7)%

The following table presents our same site operating results for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

				% Change
	Three Months Ended June 30,		$	Favorable/
(gallons and dollars in thousands)	2014	2013	Change	(Unfavorable)

Number of company operated locations	207	207	—

Fuel: (1)
Fuel sales volume (gallons)	484,207	509,312	(25,105)	(4.9)%
Fuel revenues	$1,553,320	$1,599,072	$(45,752)	(2.9)%
Fuel gross margin	$93,224	$89,229	$3,995	4.5%
Fuel gross margin per gallon	$0.193	$0.175	$0.018	10.3%

Nonfuel: (1)
Nonfuel revenues	$384,735	$377,124	$7,611	2.0%
Nonfuel gross margin	$211,346	$206,405	$4,941	2.4%
Nonfuel gross margin percentage	54.9%	54.7%		20	pts

Total gross margin	$304,570	$295,634	$8,936	3.0%

Site level operating expenses (1)	$192,486	$188,609	$3,877	2.1%
Site level operating expenses as a percentage of nonfuel revenues(1)	50.0%	50.0%		—	pts

Site level gross margin in excess of site level operating expenses(1)	$112,084	$107,025	$5,059	4.7%

Number of franchisee operated locations	30	30	—
Rent and royalty revenues	$3,055	$2,943	$112	3.8%

(1)               Includes fuel volume, gross margin, revenues and expenses of locations that were company operated during the entirety of each of the periods presented.

Revenues.  Revenues for the three month period ended June 30, 2014, were $2,076,109, which represented an increase from the quarter ended June 30, 2013, of $57,355, or 2.8%, that primarily resulted from increased sales at our recently acquired sites.

Fuel revenues for the quarter ended June 30, 2014, were $1,658,172, which represented an increase of $22,772 or 1.4% from the same period in 2013.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for three months ended June 30, 2013	521,086	$1,635,400

Increase due to petroleum products price changes	—	34,987
Decrease due to same site volume changes	(25,105)	(80,739)
Increase due to locations opened	23,009	73,365
Decrease in sales on a wholesale basis	(1,785)	(4,841)
Net change from prior year period	(3,881)	22,772

Results for three months ended June 30, 2014	517,205	$1,658,172

Fuel revenue for the 2014 period reflected increases in sales volume resulting from sites we acquired since April 1, 2013 and market prices for fuel, which increases were partially offset by decreased same site sales volume and fuel volume sold on a wholesale basis as compared to the prior year period.  On a same site basis, fuel sales volume for our company operated locations decreased by 25,105 gallons, or 4.9%, during the three months ended June 30, 2014, compared to the same period in 2013.  We believe that the effect of the new truck driver hours of service rules on miles driven and truck utilization, the trend of improved fuel efficiency of heavy truck engines and other fuel conservation efforts by trucking customers and our decision to avoid certain lower margin fuel sales all contributed to the decreased same site fuel sales volume.  The decreased level of wholesale fuel sales volume primarily resulted from our acquisition in October 2013 of a subtenant franchisee who previously had been purchasing diesel fuel from us.

Nonfuel revenues for the three months ended June 30, 2014, were $414,854, an increase of $34,813, or 9.2%, compared to the same period in 2013.  The majority of the change between periods resulted from increases in revenues at sites we acquired since April 1, 2013, but also reflected a same site nonfuel revenue increase.  On a same site basis for our company operated sites, nonfuel revenues increased by $7,611, or 2.0%, during the three months ended June 30, 2014, compared to the same period in 2013.  We believe this same site increase is attributable to the improved results at those sites we acquired during 2011 and 2012, as well as certain price increases we have instituted as a result of increased prices we paid for nonfuel inventory purchases and the effects of certain of our marketing initiatives, which increases were partially offset by decreases in same site nonfuel revenues as a result of our decision to avoid certain lower margin business.

Rent and royalty revenues for the three months ended June 30, 2014, were $3,083, a decrease of $230, or 6.9%, compared to the same period in 2013.  Rent and royalties decreased largely as a result of our acquisitions since April 1, 2013 of three franchise locations that we now operate, including one that we had subleased to a franchisee.  This decrease was partially offset by increased rents that became effective during the second half of 2013 at the five sites we continue to sublease to franchisees.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended June 30, 2014, was $1,751,016, an increase of $33,490, or 1.9%, compared to the same period in 2013.

Fuel cost of goods sold for the quarter ended June 30, 2014, was $1,559,049, an increase of $13,461, or 0.9%, compared to the same period in 2013.  This increase in fuel cost of goods sold primarily resulted from the same factors as described above for fuel revenue.  Fuel gross margin for the three months ended June 30, 2014, was $99,123, compared to $89,812 during the comparable 2013 period.  The fuel gross margin per gallon of $0.193 on a same site basis for the three months ended June 30, 2014, was $0.018  per gallon higher than for the same period of 2013.

Nonfuel cost of goods sold for the three months ended June 30, 2014, was $191,967, an increase of $20,029, or 11.6%, compared to the same period in 2013.  Nonfuel cost of goods sold increased primarily due to the same factors as described above for nonfuel revenues.  Nonfuel gross margin for the three months ended June 30, 2014, was $222,887, compared to $208,103 during the same period of 2013.  Nonfuel gross margin was 53.7% and 54.8% of nonfuel revenues during the second quarters of 2014 and 2013, respectively.  The nonfuel gross margin percentage decreased largely as a result of a change in the mix of products and services sold, primarily as a result of our December 2013 acquisition of 31 convenience stores.  On a same site basis, the nonfuel gross margin percentage improved to 54.9% from 54.7%.

Site level operating expenses.  Site level operating expenses for the three months ended June 30, 2014, were $203,526, an increase of $12,880, or 6.8%, compared to the same period in 2013.  The increase in site level operating expenses was primarily due to the locations we acquired during 2013 and 2014.  Site level operating expenses included $178 and $590 of start up expenses at recently acquired and/or renovated sites during the three months ended June 30, 2014 and 2013, respectfully.

On a same site basis for our company operated sites, site level operating expenses increased by $3,877, or 2.1%, for the three months ended June 30, 2014, compared to the same period in 2013, primarily due to labor costs that increased as the level of nonfuel sales grew and increased utilities expenses.  Site level operating expenses as a percentage of nonfuel revenues on a same site basis for the quarter ended June 30, 2014, were flat compared to the same period in 2013.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended June 30, 2014, were $25,100, compared to $24,482 during the same period of 2013, an increase of $618 or 2.5%.  The increase in selling, general and administrative expenses was primarily the result of increased personnel costs and contractor fees and was partially offset by lower legal costs.  Personnel costs increased due to annual compensation increases and increased headcount in support of the growth in our business, including the acquisition of the Minit Mart convenience stores in December 2013.  Contractor fees increased $616 largely due to fees paid in connection with completing our 2013 income tax provision and related calculations, for temporary accounting staffing needed to assist in completing our 2013 annual and 2014 quarterly financial reporting, and fees paid in connection with improving the design and documentation of our internal control over financial reporting.

Real estate rent expense.  Rent expense for the three months ended June 30, 2014, was $53,731, an increase of $1,627, or 3.1%, compared to the same period in 2013 that is attributable to rent increases related to improvements we sold to HPT since April 1,

2013, and increases in percentage rent recognized under the HPT Leases based on increases in 2014 fuel and nonfuel revenues over base amounts at the properties leased from HPT.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended June 30, 2014, was $15,797, an increase of $1,772, or 12.6%, compared to the same period in 2013, that primarily resulted from the location acquisitions and other capital investments we completed (and did not subsequently sell to HPT) since June 30, 2013.

Income tax provision.  Our provision for income taxes was $9,673 and $382 for the three month periods ended June 30, 2014 and 2013, respectively.  The income tax provision for the 2014 second quarter reflects an effective tax rate of 41.5%, which is lower than our current estimated annual effective tax rate of 41.8% for the year ending December 31, 2014.  Our current estimated annual effective tax rate of 41.8% is higher than the federal statutory tax rate primarily due to state income taxes and certain items that are not deductible for income tax purposes.  For the three months ended June 30, 2013, our income tax provision differed from the amount of benefit expected to be calculated at statutory rates primarily due to the impact of our valuation allowance, which was reversed in the fourth quarter of 2013.  For the 2013 second quarter, we included in tax expense $287 for certain state taxes on operating income that were payable without regard to our tax loss carryforwards.  During the three months ended June 30, 2013, tax expense also included $96 related to a noncash deferred liability that arose from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes that were unavailable to offset our deferred tax assets while we maintained a valuation allowance against our net deferred tax assets.

Six months ended June 30, 2014 compared to June 30, 2013

The following table presents changes in our operating results for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

	Six Months Ended June 30,		$	%
(dollars in thousands)	2014	2013	Change	Change

Revenues:
Fuel	$3,247,818	$3,260,507	$(12,689)	(0.4)%
Nonfuel	789,520	709,235	80,285	11.3%
Rent and royalties	6,080	6,363	(283)	(4.4)%
Total revenues	4,043,418	3,976,105	67,313	1.7%

Cost of goods sold (excluding depreciation):
Fuel	3,056,378	3,093,767	(37,389)	(1.2)%
Nonfuel	360,383	317,303	43,080	13.6%
Total cost of goods sold (excluding depreciation)	3,416,761	3,411,070	5,691	0.2%

Operating expenses:
Site level operating expenses	403,097	374,579	28,518	7.6%
Selling, general & administrative expense	51,896	47,709	4,187	8.8%
Real estate rent	107,935	103,988	3,947	3.8%
Depreciation and amortization expense	31,925	27,248	4,677	17.2%
Total operating expenses	594,853	553,524	41,329	7.5%

Income from operations	31,804	11,511	20,293	176.3%
Acquisition costs	(759)	(320)	(439)	137.2%
Interest income	84	542	(458)	(84.5)%
Interest expense	(8,288)	(8,495)	207	(2.4)%
Income before income taxes and income from equity investees	22,841	3,238	19,603	605.4%
Provision for income taxes	9,949	552	9,397	1,702.4%
Income from equity investees	939	1,159	(220)	(19.0)%
Net income	$13,831	$3,845	$9,986	259.7%

The following table presents our same site operating results for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

				% Change
	Six Months Ended June 30,		$	Favorable/
(gallons and dollars in thousands)	2014	2013	Change	(Unfavorable)

Number of company operated locations	205	205	—

Fuel: (1)
Fuel sales volume (gallons)	940,157	989,216	(49,059)	(5.0)%
Fuel revenues	$3,022,221	$3,173,728	$(151,507)	(4.8)%
Fuel gross margin	$179,345	$165,142	$14,203	8.6%
Fuel gross margin per gallon	$0.191	$0.167	$0.024	14.4%

Nonfuel: (1)
Nonfuel revenues	$728,422	$702,916	$25,506	3.6%
Nonfuel gross margin	$405,051	$388,326	$16,725	4.3%
Nonfuel gross margin percentage	55.6%	55.2%		40	pts

Total gross margin	$584,396	$553,468	$30,928	5.6%

Site level operating expenses (1)	$378,933	$370,058	$8,875	2.4%
Site level operating expenses as a percentage of nonfuel revenues(1)	52.0%	52.6%		60	pts

Site level gross margin in excess of site level operating expenses(1)	$205,463	$183,410	$22,053	12.0%

Number of franchisee operated locations	30	30	—
Rent and royalty revenues	$5,994	$5,661	$333	5.9%

(1)         Includes fuel volume, gross margin, revenues and expenses of locations that were company operated during the entirety of each of the periods presented.

Revenues.  Revenues for the six month period ended June 30, 2014, were $4,043,418, which represented an increase from the six months ended June 30, 2013, of $67,313, or 1.7%, that primarily resulted from an increase in nonfuel revenue.

Fuel revenues for the six months ended June 30, 2014, were $3,247,818, which represented a decrease of $12,689 or 0.4% from the same period in 2013.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for six months ended June 30, 2013	1,016,799	$3,260,507

Increase due to petroleum products price changes	—	6,706
Decrease due to same site volume changes	(49,059)	(158,213)
Increase due to locations opened	48,426	152,233
Decrease in sales on a wholesale basis	(4,114)	(13,415)
Net change from prior year period	(4,747)	(12,689)

Results for six months ended June 30, 2014	1,012,052	$3,247,818

Fuel revenue for the 2014 period reflected decreases in same site sales volume and fuel volume sold on a wholesale basis as compared to the prior year period, which decreases were partially offset by increases in sales volume resulting from sites we acquired since January 1, 2013, and market prices for fuel.  On a same site basis, fuel sales volume for our company operated locations decreased by 49,059 gallons, or 5.0%, during the six months ended June 30, 2014, compared to the same period in 2013.  We believe that the effect of the new truck driver hours of service rules on miles driven and truck utilization, the trend of improved fuel efficiency of heavy truck engines and other fuel conservation efforts by trucking customers and our decision to avoid certain lower margin fuel sales all contributed to the decreased same site fuel sales volume.  In addition, we believe the colder temperatures, greater snowfall and a contraction in retail inventories throughout the U.S. economy generally in the 2014 first quarter as compared to the prior year quarter contributed to the same site fuel sales volume decline.  The decreased level of wholesale sales volume primarily resulted from our acquisition in October 2013 of a subtenant franchisee who previously had been purchasing diesel fuel from us.

Nonfuel revenues for the six months ended June 30, 2014, were $789,520, an increase of $80,285, or 11.3%, compared to the same period in 2013.  The majority of the change between periods resulted from increases in revenues at we acquired since January 1, 2013, but also reflected a same site nonfuel revenue increase.  On a same site basis for our company operated sites, nonfuel revenues increased by $25,506, or 3.6%, during the six months ended June 30, 2014, compared to the same period in 2013.  We believe this same site increase is attributable to the improved results at those sites we acquired during 2011 and 2012, as well as certain price increases we have instituted as a result of increased prices we paid for nonfuel inventory purchases and the effects of certain of our marketing initiatives, which increases were partially offset by decreases in same site nonfuel revenues as a result of our decision to avoid certain lower margin business.

Rent and royalty revenues for the six months ended June 30, 2014, were $6,080, a decrease of $283, or 4.4%, compared to the same period in 2013.  Rent and royalties decreased largely as a result of our acquisitions during 2013 of four franchise locations that we now operate, including one that we had subleased to a franchisee.  This decrease was partially offset by increased rents that became effective during the second half of 2013 at the five sites we continue to sublease to franchisees.

Cost of goods sold (excluding depreciation). Cost of goods sold for the six months ended June 30, 2014, was $3,416,761, an increase of $5,691, or 0.2%, compared to the same period in 2013.

Fuel cost of goods sold for the six months ended June 30, 2014, was $3,056,378, a decrease of $37,389, or 1.2%, compared to the same period in 2013.  This decrease in fuel cost of goods sold primarily resulted from the same factors as described above for fuel revenue.  Fuel gross margin for the six months ended June 30, 2014, was $191,440, compared to $166,740 during the comparable 2013 period.  The fuel gross margin per gallon of $0.191 on a same site basis for the six months ended June 30, 2014, was $0.024 per gallon higher than for the same period of 2013, primarily as a result of pricing under our fuel supply contracts, which favorably impacted our fuel purchase costs during periods of certain fuel market supply disruptions during the first quarter of 2014 that abated prior to the start of the second quarter of 2014.  The positive impact of improved fuel margin per gallon exceeded the negative impact of the difficult weather conditions during the first quarter of 2014.  During the first six months of 2013, we recognized $3,334 as a reduction of our fuel cost of sales in connection with a retroactive reinstatement in January 2013 of certain federal biodiesel and renewable diesel credits for the year 2012.

Nonfuel cost of goods sold for the six months ended June 30, 2014, was $360,383, an increase of $43,080, or 13.6%, compared to the same period in 2013.  Nonfuel cost of goods sold increased primarily due to the same factors as described above for nonfuel revenues.  Nonfuel gross margin for the six months ended June 30, 2014, was $429,137, compared to $391,932 during the same period of 2013.  Nonfuel gross margin was 54.4% and 55.3% of nonfuel revenues during the second quarters of 2014 and 2013, respectively.  The nonfuel gross margin percentage decreased largely as a result of a change in the mix of products and services sold, primarily as a result of the December 2013 acquisition of 31 convenience stores.  On a same site basis, the nonfuel gross margin percentage improved to 55.6% from 55.2%.

Site level operating expenses.  Site level operating expenses for the six months ended June 30, 2014, were $403,097, an increase of $28,518, or 7.6%, compared to the same period in 2013.  The increase in site level operating expenses was primarily due to the locations we acquired during 2013 and 2014.  Site level operating expenses included $383 and $879 of start up expenses at recently acquired and/or renovated sites during the six months ended June 30, 2014 and 2013, respectfully.

On a same site basis for our company operated sites, site level operating expenses increased by $8,875, or 2.4%, for the six months ended June 30, 2014, compared to the same period in 2013, primarily due to labor costs that increased as the level of nonfuel sales grew and increased utilities expenses.  Site level operating expenses as a percentage of nonfuel revenues on a same site basis for the six months ended June 30, 2014, were 52.0%, compared to 52.6% for the same period in 2013.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the six months ended June 30, 2014, were $51,896, compared to $47,709 during the same period of 2013, an increase of $4,187 or 8.8%.  The increase in selling, general and administrative expenses was primarily the result of increased audit fees, personnel costs and contractor fees and was partially offset by a decrease in legal costs.  Audit fees increased $1,813 in connection with additional audit work in connection with the delayed filing of our Annual Report.  Personnel costs increased due to annual compensation increases, increased headcount in support of the growth in our business, including the acquisition of the Minit Mart convenience stores in December 2013, and as a result of $508 of a planned transition bonus expense recognized and paid to certain Minit Mart corporate employees in connection with the acquisition of the Minit Mart sites.  Contractor fees increased $1,357 largely due to fees paid in connection with completing our 2013 income tax provision and related calculations, temporary accounting staffing needed to assist in completing our 2013 annual and 2014 quarterly financial reporting, and fees paid in connection with improving the design and documentation of our internal control over financial reporting.

Real estate rent expense.  Rent expense for the six months ended June 30, 2014, was $107,935, an increase of $3,947, or 3.8%, compared to the same period in 2013 that is attributable to rent increases related to improvements we sold to HPT since January 1, 2013, and increases in percentage rent recognized under the HPT Leases based on increases in 2014 fuel and nonfuel revenues over base amounts at the properties leased from HPT.

Depreciation and amortization expense.  Depreciation and amortization expense for the six months ended June 30, 2014, was $31,925, an increase of $4,677, or 17.2%, compared to the same period in 2013, that primarily resulted from the location acquisitions and other capital investments we completed (and did not subsequently sell to HPT) since June 30, 2013.

Income tax provision.  Our provision for income taxes was $9,949 and $552 for the six month periods ended June 30, 2014 and 2013, respectively.  The income tax provision for the 2014 first half reflects an effective tax rate of 41.8%, which is our current estimated annual effective tax rate for the year ending December 31, 2014.  Our current estimated annual effective tax rate is higher than the federal statutory tax rate primarily due to state income taxes and certain items that are not deductible for income tax purposes.  For the six months ended June 30, 2013, our income tax provision differed from the amount of benefit expected to be calculated at statutory rates primarily due to the impact of our valuation allowance, which was reversed in the fourth quarter of 2013.  For the 2013 first half, we included in tax expense $372 for certain state taxes on operating income that were payable without regard to our tax loss carryforwards.  During the 2013 first half, tax expense also included $180 related to a noncash deferred liability that arose from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes that were unavailable to offset our deferred tax assets while we maintained a valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our operating and financing expenses and to fund our capital expenditures, acquisitions and working capital requirements.  Our principal sources of liquidity to meet these requirements are:

•                  our cash balance;

•                  our operating cash flow;

•                  our credit facility;

•                  our ability to offer to sell to HPT, for an increase in our rent, tenant improvements we make to the sites we lease from HPT, as further described in Note 7 to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report; and

•                  our ability to issue new debt and equity securities; however, due to our failure to timely file with the Securities and Exchange Commission, or SEC, our Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, or our First Quarter 10-Q and this Quarterly Report, we currently are unable to utilize our shelf registration statement that allows us to issue public securities on an expedited basis.

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

Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements are especially large because of the level and volatility of fuel prices that have existed in the past several years and that we expect will continue.  Further, our growth strategy of selectively acquiring additional properties and businesses requires us to expend substantial additional capital.  In addition, our properties are high traffic areas with many large trucks and customers entering and exiting our properties daily, which requires us to expend capital to make improvements, repairs and maintenance to our properties.  Although we had a cash balance of $105,394 on June 30, 2014, and generated net income in the first half of 2014, there can be no assurances that we will generate future profits or positive cash flows or that we will be able to obtain additional financing to fund and grow our business.

On August 12, 2014, we filed a Form 12b-25 with the SEC indicating that as a result of the delay in completing our Annual Report and our First Quarter 10-Q, we were also unable to file this Quarterly Report within the time period prescribed by the Exchange Act.  Our failure to timely file our Annual Report, our First Quarter 10-Q and this Quarterly Report, our consequent inability to use our shelf registration statement on Form S-3 and material weaknesses in our internal control over financial reporting as discussed further in Item 9A — “Controls and Procedures” of our Annual Report filed with the SEC on June 6, 2014, and Item 4 — “Controls and Procedures” of this Quarterly Report, may negatively impact our ability to issue new debt and equity securities and thus adversely impact our liquidity.  Furthermore, the indenture governing our Senior Notes requires that we file our Exchange Act reports with the indenture trustee within a prescribed time period. We did not maintain compliance with this covenant for the quarter ended June 30, 2014, but the filing of this Quarterly Report cured this breach.  When and if we are unable to borrow under our credit facility, we may become unable to meet our business obligations or to grow our business.

Revolving Credit Facility

We have a revolving credit agreement, or credit facility, with a group of commercial banks.  Under this credit facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in October 2016.  The availability of this maximum amount is subject to limits based on our qualified collateral.  Subject to available collateral and lender participation, the maximum amount may be increased to $300,000.  The credit facility may be used for general business purposes and provides for the issuance of letters of credit.  Generally, no principal payments are due until maturity.  Borrowings under the credit facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters).  The annual interest rate for our credit facility was 4.5% as of June 30, 2014.  Pursuant to the credit facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the credit facility.

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

Our credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets and the amount available to us is determined by reference to a borrowing base calculation based on eligible collateral.  At June 30, 2014, a total of $170,561 was available to us for loans and letters of credit under the credit facility.  At June 30, 2014, there were no loans outstanding under the credit facility but we had outstanding $41,866 of letters of credit issued under that facility, securing certain purchases, insurance, fuel tax and other trade obligations.

Sources and Uses of Cash

At June 30, 2014, and December 31, 2013, we had cash and cash equivalents of $105,394 and $85,657, respectively.  The increase in our cash balance during the first six months of 2014 was attributable to cash generated from our operations, including

$16,889 of working capital changes, that was partially offset by $42,928 used in investment activities.  Accounts receivable and accounts payable increased due to increased sales levels during the last part of June 2014, as compared to the last part of December 2013, as a result of the typically lower trucking activity during the December holiday season.

Investment Activities

Our business of operating high sales volume travel centers open 24 hours every day requires that we make regular capital investments in our business to maintain our competitiveness.  During six months ended June 30, 2014, we made capital expenditures of $60,608, including $10,858 to improve the travel centers and businesses we acquired in 2011 through 2014.  During the first six months of 2014 we purchased one location for an aggregate of approximately $3,242.  During the third quarter of 2014 to date, we completed two acquisitions for approximately $22,571 and we entered agreements to acquire three travel center properties and seven gasoline/convenience stores for an aggregate amount of approximately $22,000.  We currently intend to continue our efforts to selectively acquire additional properties.

During the first six months of 2014, we received $21,923 of proceeds from the sale to HPT of improvements we previously made to locations leased from HPT, and as a result our annual rent increased by $1,863, pursuant to the terms of our HPT Leases.  At June 30, 2014, our property and equipment balance included $36,269 of improvements of the type that we typically request that HPT purchase for an increase in rent in the future; however, HPT is not obligated to purchase those assets.

Litigation Settlement

In January 2014, we reached a settlement with the plaintiffs in a long running litigation (for further details, see Note 8 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report).  We made our related $10,000 payment in March 2014.

Off Balance Sheet Arrangements

As of June 30, 2014, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt and the indemnification obligations described below owed by an entity in which we own a minority interest.  We own a 40% interest in a joint venture, PTP, which owns travel centers and convenience stores that we operate.  These locations were encumbered by debt of approximately $16,988 as of June 30, 2014, that is secured by PTP’s real property and that matures in December 2018.  We account for our investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt.  We are not directly liable for this debt, but the carrying value of our investment in this joint venture ($18,604 at June 30, 2014) could be adversely affected if PTP defaulted on this debt and PTP’s property was used to satisfy this debt.  Also, in connection with the loan agreement entered by PTP, we and Tejon, the owner of the majority interest in PTP, each agreed to indemnify the lender against liability from environmental matters related to PTP’s sites.

Related Party Transactions

Relationships with HPT, RMR and AIC

We have relationships and historical and continuing transactions with our Directors, our executive officers, HPT, RMR, AIC and other companies to which RMR provides management services and others affiliated with them.  For example: HPT is our former parent company, our principal landlord and our largest shareholder and RMR provides management services to both us and HPT; we, RMR, HPT and four other companies to which RMR provides management services, each currently own approximately 14.3% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts; and RMR, a company that employs our President and Chief Executive Officer, our Executive Vice President, Chief Financial Officer and Treasurer, our Executive Vice President and General Counsel, and both of our Managing Directors and which is majority owned by one of our Managing Directors, assists us with various aspects of our business pursuant to a business management and shared services agreement and provides building management services at our headquarters office building pursuant to a property management agreement.  For further information about these and other such relationships and related person transactions, please see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our Proxy Statement for our 2014 Annual Meeting of Shareholders, or our Proxy Statement, and our other filings with the SEC, including Note 17 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with our related parties, including our leases and related amendments with HPT, our business management and shared services agreement and property management agreement with RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

Environmental and Climate Change Matters

At June 30, 2014, we had an accrued liability of $5,533 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,518, resulting in an estimated net amount of $4,015 that we expect to fund in the future.  Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, based on our current knowledge we do not expect that our net costs for such matters to be incurred at our locations, individually or in the aggregate, would be material to our financial condition or results of operations.

There have recently been severe weather activities in different parts of the country that some observers believe to be evidence of global climate change, including Hurricane Sandy that impacted portions of the eastern United States in October 2012.  Such severe weather that may result from climate change may have an adverse effect on individual properties we own, lease or operate.  We mitigate these risks by owning, leasing and operating a geographically diversified portfolio of properties, by procuring insurance coverage we believe adequate to protect us from material damages and losses and by attempting to monitor and be prepared for such activities.  However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise will not have a material adverse effect on our business.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and Rule 15d-15.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at June 30, 2014, as a result of the continuing existence of the material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report.  We determined that we had a material weakness in our internal controls over accounting for income taxes; specifically, our internal controls did not provide for timely and thorough reconciliation and review of the income tax accounts and related disclosures.  We also determined we had a material weakness in our internal controls due to a lack of sufficient personnel with requisite accounting competencies.  In addition, we identified deficiencies in both design and operating effectiveness of certain of our internal controls, which, when aggregated, represent a material weakness in our financial statement close process.

Remediation of Material Weakness in Internal Control over Financial Reporting

We are in the process of designing and implementing improved internal controls to remediate the material weaknesses that continued to exist as of June 30, 2014, as set forth above.

With respect to our lack of sufficient personnel with requisite accounting competencies, we have expanded the size of our accounting department, have hired experienced accounting and tax executives and other professionals into open positions and continue to recruit for remaining positions. With respect to the other identified material weaknesses, we believe that augmenting our staff as described above is part of the remediation effort.  In addition, we have engaged a prominent accounting firm (different from the firm responsible for reviewing and auditing our financial statements) to assist us in our effort to improve the design, operation and documentation of our internal control over financial reporting, including with respect to income taxes and our financial statement close process.

Certain of the changes described above were in process as of June 30, 2014, but had not yet been completed, documented and tested.  We believe these changes to our control environment are responsive to the material weaknesses and we expect them to be in place and functioning by the end of 2014. However, certain of the newly designed controls may not be in place for a sufficient period in 2014 to conclude that they are operating effectively as of December 31, 2014.

Changes in Internal Control over Financial Reporting

Except as described in this Item 4, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE:

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE INVESTED OR EXPECT TO INVEST $336.2 MILLION IN THE AGGREGATE SINCE THE BEGINNING OF 2011, TO ACQUIRE AND IMPROVE 31 TRAVEL CENTERS AND 31 CONVENIENCE STORES, THAT WE BELIEVE THAT THE POTENTIAL RETURNS FROM THESE ACQUIRED PROPERTIES ARE GREATER THAN THE RETURNS REFLECTED IN OUR HISTORICAL RESULTS OF OPERATIONS AND THAT WE BELIEVE THAT THE IMPROVEMENTS WE HAVE MADE AND PLAN TO MAKE PRINCIPALLY AT OUR ACQUIRED TRAVEL CENTERS MAY CONTINUE TO IMPROVE THE FINANCIAL RESULTS AT THESE PROPERTIES IN THE FUTURE.  HOWEVER, ACTUAL RESULTS CAN VARY WIDELY DUE TO MANY FACTORS, SOME OF WHICH ARE OUTSIDE OUR CONTROL;

•                  THIS QUARTERLY REPORT STATES THAT THE OPERATIONS AT MANY SITES ACQUIRED SINCE THE BEGINNING OF 2011 HAVE NOT YET REACHED THE STABILIZED FINANCIAL RESULTS WE CURRENTLY EXPECT, THAT WE ESTIMATE THAT ACQUIRED TRAVEL CENTERS GENERALLY WILL REACH STABILIZATION IN APPROXIMATELY THE THIRD YEAR AFTER ACQUISITION AND THAT THE IMPROVEMENTS IN OUR OPERATING RESULTS FOR THE FIRST SIX MONTHS OF 2014 AS COMPARED TO THE SAME PERIOD IN 2013 ARE PARTIALLY ATTRIBUTABLE TO THE IMPROVED RESULTS AT RECENTLY ACQUIRED SITES.  THESE STATEMENTS MAY IMPLY THAT OUR EXPECTED STABILIZATION WILL IN FACT BE REALIZED AND WILL RESULT IN INCREASES IN NET INCOME IN THE FUTURE.  HOWEVER, OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO SUCCESSFULLY INTEGRATE NEW OPERATIONS INTO OUR EXISTING OPERATIONS AND OTHER FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL;

•                  THIS QUARTERLY REPORT STATES THAT THE 31 CONVENIENCE STORES WE ACQUIRED IN DECEMBER 2013 APPEAR TO HAVE LIMITED NEED FOR NEAR TERM CAPITAL INVESTMENT, THAT WE DO NOT EXPECT THOSE CONVENIENCE STORES TO REQUIRE A LENGTHY PERIOD TO ACHIEVE STABILIZED RESULTS AND THAT WE CURRENTLY EXPECT WE MAY BE ABLE TO REALIZE SYNERGIES IN PURCHASING AND MERCHANDISING CUSTOMER OFFERINGS AT THESE CONVENIENCE STORES, WHICH MAY MAKE THE FINANCIAL RETURNS WE REALIZE ON OUR INVESTMENT SIMILAR TO THAT EXPECTED FOR TRAVEL CENTER ACQUISITIONS. HOWEVER, THERE CAN BE NO ASSURANCE THAT THESE EXPECTATIONS WILL BE REALIZED.  THESE CONVENIENCE STORES MAY REQUIRE MORE CAPITAL IMPROVEMENTS THAN WE EXPECT, WE MAY FAIL TO ACHIEVE ANTICIPATED STABILIZED RETURNS WITHIN THE TIME EXPECTED OR AT ALL, AND THE PURCHASING AND MERCHANDISING SYNERGIES WE CURRENTLY EXPECT MAY NOT BE ACHIEVED;

•      THIS QUARTERLY REPORT REFERENCES ACQUISITIONS THAT HAVE BEEN AGREED BUT THAT HAVE NOT BEEN COMPLETED AS OF THE DATE OF THIS QUARTERLY REPORT.  IMPLICATIONS OF THIS STATEMENT MAY BE THAT THESE ACQUISITIONS WILL BE COMPLETED AND THAT THEY MAY INCREASE OUR FUTURE PROFITS.  HOWEVER, THESE ACQUISITIONS ARE SUBJECT TO CONDITIONS AND MAY NOT BE COMPLETED OR MAY BE DELAYED OR THEIR TERMS MAY CHANGE.  MOREOVER, ACQUISITIONS AND MANAGING AND INTEGRATING ACQUIRED OPERATIONS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED AND INVOLVE RISKS OF FINANCIAL LOSSES.  CHANGES OF OWNERSHIP FREQUENTLY RESULT IN PERSONNEL CHANGES AND IN REQUIREMENTS FOR NEW SUPPLY AND SALES ARRANGEMENTS.  THESE OR OTHER FACTORS MAY RESULT IN WEAKER FINANCIAL PERFORMANCE THAN EXPECTED OR FINANCIAL LOSSES.  WE MAY NOT OPERATE THESE ACQUIRED PROPERTIES AS PROFITABLY AS WE NOW EXPECT;

•                  THIS QUARTERLY REPORT STATES THAT WE AND HPT HAVE CHALLENGED THE VDOT VALUATION OF THE PROPERTY WE LEASED FROM HPT AND OPERATE IN ROANOKE, VA, THAT WAS TAKEN BY EMINENT DOMAIN PROCEEDINGS BY THE VDOT.  THE IMPLICATIONS OF THIS STATEMENT MAY BE THAT WE AND HPT WILL RECOVER ADDITIONAL AMOUNTS FROM VDOT THAT WOULD FURTHER REDUCE OUR RENT PAYABLE TO HPT AND/OR PROVIDE US A CASH PAYMENT.  HOWEVER, WE MAY NOT BE SUCCESSFUL IN OUR CHALLENGE AND WE EXPECT THAT THE ULTIMATE RESOLUTION OF THIS MATTER WILL TAKE A PROLONGED PERIOD OF TIME;

•                  WE STATE IN THIS QUARTERLY REPORT OUR CURRENT OBSERVATIONS OF ECONOMIC AND INDUSTRY CONDITIONS AND OUR BELIEFS THAT WHILE RECENT ECONOMIC DATA HAS BEEN GENERALLY POSITIVE, THE STRENGTH AND SUSTAINABILITY OF ANY ECONOMIC EXPANSION IS UNCERTAIN.  IMPROVEMENTS, IF ANY, IN THE U.S. ECONOMY, IN GENERAL, OR IN THE TRUCKING OR TRAVEL CENTER INDUSTRIES SPECIFICALLY, MAY NOT CONTINUE, AND OUR FUEL AND NONFUEL SALES VOLUMES MAY DECLINE;

•                  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE.  LEGISLATION AND REGULATION REGARDING CLIMATE CHANGE, INCLUDING GREENHOUSE GAS EMISSIONS, AND OTHER ENVIRONMENTAL MATTERS MAY BE ADOPTED, ADMINISTERED OR ENFORCED DIFFERENTLY IN THE FUTURE AND ANY SUCH CHANGES, THE MARKET REACTION TO THOSE CHANGES, OR ANY GLOBAL CLIMATE CHANGES COULD ADVERSELY IMPACT OUR OPERATIONS, CAUSE US TO EXPEND SIGNIFICANT AMOUNTS AND CAUSE OUR BUSINESS AND FINANCIAL CONDITION TO DECLINE MATERIALLY;

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

•                  THIS QUARTERLY REPORT STATES THAT WE HAD $105.4 MILLION OF CASH AND CASH EQUIVALENTS AT JUNE 30, 2014, THAT THERE WERE NO LOANS OUTSTANDING UNDER OUR BANK CREDIT FACILITY AS OF THAT DATE, THAT DURING THE FIRST SIX MONTHS OF 2014, WE RECEIVED $21.9 MILLION FROM HPT FOR SALES TO HPT OF QUALIFYING IMPROVEMENTS, THAT WE EXPECT TO SELL TO HPT ADDITIONAL IMPROVEMENTS WE HAVE MADE, THAT WE MAY REQUEST TO SELL TO HPT ADDITIONAL CAPITAL IMPROVEMENTS WE MAY MAKE IN THE FUTURE TO THE PROPERTIES WE LEASE FROM HPT, AND THAT WE OWN UNENCUMBERED REAL ESTATE THAT MAY BE AN ADDITIONAL SOURCE OF LIQUIDITY OVER TIME.  THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL LIQUIDITY.  IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH.  AS OF JUNE 30, 2014, $41.9 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO PROVIDE LETTERS OF CREDIT TO OUR SUPPLIERS, INSURERS AND TAXING AUTHORITIES AND WE HAVE COLLATERALIZED OUR BANK FACILITY WITH SUBSTANTIALLY ALL OF OUR CASH, ACCOUNTS RECEIVABLE, INVENTORIES, EQUIPMENT AND INTANGIBLE ASSETS.  IN ADDITION, OUR BUSINESS REQUIRES US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS, HPT IS NOT OBLIGATED TO PURCHASE THE IMPROVEMENTS WE MAY REQUEST AND WE ARE OBLIGATED TO PAY ADDITIONAL RENT TO HPT FOR CAPITAL IMPROVEMENTS IT ACQUIRES FROM US, WE MAY BE UNABLE TO SELL ADDITIONAL DEBT OR EQUITY SECURITIES IN THE FUTURE, AND WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

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

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200 MILLION.  HOWEVER, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORIES THAT VARY IN AMOUNT FROM TIME TO TIME.  ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200 MILLION.  FOR EXAMPLE, WE HAD $170.6 MILLION OF BORROWING AND LETTER OF

CREDIT AVAILABILITY UNDER OUR CREDIT FACILITY AS OF JUNE 30, 2014, OF WHICH $41.9 MILLION WAS UTILIZED FOR OUTSTANDING LETTERS OF CREDIT.  ALSO, THIS QUARTERLY REPORT STATES THAT THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION.  IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY NEED OR WANT TO DO SO;

•                  THIS QUARTERLY REPORT STATES THAT WE ARE IN THE PROCESS OF DESIGNING AND IMPLEMENTING IMPROVED INTERNAL CONTROL OVER FINANCIAL REPORTING TO REMEDIATE THE MATERIAL WEAKNESSES THAT EXISTED AS OF DECEMBER 31, 2013 AND JUNE 30, 2014, AND THAT WE EXPECT TO COMPLETE THE REMEDIATION IN 2014.  HOWEVER, WE MAY NOT BE SUCCESSFUL IN OUR REMEDIATION EFFORTS, IT MAY TAKE US LONGER THAN EXPECTED TO COMPLETE THE REMEDIATION AND WE MAY DISCOVER OTHER MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING;

•                  THIS QUARTERLY REPORT STATES THAT WE EXPECT TO BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND OTHER COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES.  HOWEVER, THERE CAN BE NO ASSURANCE THAT WE WILL BENEFIT FINANCIALLY FROM THIS PARTICIPATION; AND

•                  THIS QUARTERLY REPORT STATES OUR BELIEF THAT OUR CONTINUING RELATIONSHIPS WITH HPT, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

•                  THE TREND TOWARDS IMPROVED FUEL EFFICIENCY BY OUR CUSTOMERS MAY CONTINUE TO REDUCE THE DEMAND FOR FUEL AND MAY ADVERSELY AFFECT OUR BUSINESS;

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

•                  ACQUISITIONS MAY SUBJECT US TO ADDITIONAL OR GREATER RISKS THAN OUR CONTINUING OPERATIONS, INCLUDING THE ASSUMPTION OF UNKNOWN LIABILITIES;

•                  FUTURE INCREASES IN FUEL PRICES MAY REDUCE THE DEMAND FOR THE PRODUCTS AND SERVICES THAT WE SELL BECAUSE HIGH FUEL PRICES MAY ENCOURAGE FUEL CONSERVATION, DIRECT FREIGHT BUSINESS AWAY FROM TRUCKING OR OTHERWISE ADVERSELY AFFECT THE BUSINESS OF OUR CUSTOMERS.  SOME OF THESE FACTORS MAY OCCUR OR CONTINUE EVEN IF FUEL PRICES DO NOT INCREASE;

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

•                  MOST OF OUR TRUCKING COMPANY CUSTOMERS TRANSACT BUSINESS WITH US BY USE OF FUEL CARDS, MOST OF WHICH ARE ISSUED BY THIRD PARTY FUEL CARD COMPANIES.  THE FUEL CARD INDUSTRY HAS ONLY A FEW SIGNIFICANT PARTICIPANTS.  FUEL CARD COMPANIES FACILITATE PAYMENTS TO US AND CHARGE US FEES FOR THESE SERVICES.  COMPETITION, OR LACK THEREOF, AMONG FUEL CARD COMPANIES MAY RESULT IN FUTURE INCREASES IN OUR TRANSACTION FEE EXPENSES OR WORKING CAPITAL REQUIREMENTS, OR BOTH;

•                  OUR FAILURE TO TIMELY FILE OUR ANNUAL REPORT, OUR FIRST QUARTER 10-Q AND THIS QUARTERLY REPORT, AND OUR CONSEQUENT INABILITY TO USE OUR SHELF REGISTRATION STATEMENT ON FORM S-3 UNTIL WE HAVE BEEN CURRENT IN OUR FILINGS UNDER THE EXCHANGE ACT FOR A PERIOD OF NOT LESS THAN ONE YEAR MAY NEGATIVELY IMPACT OUR ABILITY TO ISSUE NEW DEBT AND EQUITY SECURITIES;

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

Part II. Other Information

Item 1.  Legal Proceedings (dollars in thousands)

There have been no material developments in the legal proceedings that we disclosed in our First Quarter 10-Q.  For further information regarding these matters, see the disclosures in Note 8 to our Condensed Consolidated Financial Statements in Part I of this Quarterly Report under the headings “Environmental Matters” and “Legal Proceedings,” which disclosures are incorporated herein by reference, and in Note 8 to our Condensed Consolidated Financial Statements in the First Quarter 10-Q and Note 18 to our consolidated financial statements included in our Annual Report.

Item 1A.  Risk Factors

There have been no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report.

Item 5. Other Information.

Appointment of Chief Accounting Officer

On September 26, 2014, our board of directors appointed William Myers to the position of Chief Accounting Officer of the Company.  Mr. Myers, age 47, previously served as Vice President, Technical Accounting and Reporting for Eaton Corporation plc, a diversified manufacturing company, from November 2010 to August 2014.  From November 2007 to October 2010, Mr. Myers served as the Director of External Reporting for Whirlpool Corporation, a multinational manufacturer of household appliances.  Prior to that time, Mr. Myers held various positions of increasing responsibility with a number of companies including Delta Airlines, Inc., BDO Seidman, LLP, Smithfield Foods, Inc. and KPMG LLP.  Mr. Myers holds a B.B.A. in Accounting from Northwood University and an M.B.A. from The College of William and Mary, Mason School of Business.

Under the terms of his employment, Mr. Myers is to receive an annual base salary of $265,000, which is subject to future adjustment in accordance with our salary administration guidelines.  Mr. Myers is eligible for an annual cash bonus, which is to be paid at the discretion of our board of directors and based on several factors, including our and Mr. Myers’s performance.  For the year ended December 31, 2014, we have guaranteed Mr. Myers that his bonus will be $120,000.  To compensate Mr. Myers for benefits he forfeited with his former employer to take a position with the Company, we paid him $50,000 on August 31, 2014 and have agreed to pay him buyout bonuses of $150,000, $100,000 and $100,000 on December 31, 2014, December 31, 2015 and December 31, 2016, respectively, contingent upon Mr. Myers being employed by us at the time of such payment.  Mr. Myers is also eligible for share awards, granted at the discretion of the Compensation Committee of our board of directors.  Mr. Myers’s employment with us is at-will, which means that either Mr. Myers or we are free to end the relationship at any time, for any reason.

There are no arrangements or understandings between Mr. Myers and any other persons pursuant to which he was appointed as Chief Accounting Officer of the Company. There are no family relationships between Mr. Myers and any director, executive officer or any person nominated or chosen by us to become a director or executive officer. Except as set forth above, no information is required to be disclosed with respect to Mr. Myers pursuant to Item 404(a) of Regulation S-K.

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

Exhibit 101.1

The following materials from TravelCenters of America LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.  (furnished herewith.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

	By:	/s/ Andrew J. Rebholz
September 30, 2014		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)