Form 10-Q
period 2014-09-30
TRAVELCENTERS OF AMERICA LLC
filed 2014-11-10
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of Common Shares outstanding at November 7, 2014: 37,667,636 common shares.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

September 30, 2014

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

 (in thousands, except share data)

	September 30,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$126,900	$85,657
Accounts receivable (less allowance for doubtful accounts of $1,708 as of September 30, 2014, and $1,304 as of December 31, 2013)	136,909	105,932
Inventories	181,260	199,201
Other current assets	70,969	79,604
Total current assets	516,038	470,394

Property and equipment, net	728,592	704,866
Goodwill and intangible assets, net	54,969	48,772
Other noncurrent assets	35,032	33,250
Total assets	$1,334,631	$1,257,282

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$180,676	$149,645
Current HPT Leases liabilities	31,111	29,935
Other current liabilities	137,708	124,033
Total current liabilities	349,495	303,613

Noncurrent HPT Leases liabilities	335,567	343,926
Senior Notes due 2028	110,000	110,000
Other noncurrent liabilities	56,423	45,866
Total liabilities	851,485	803,405

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, 39,158,666 shares authorized at September 30, 2014, and December 31, 2013, and 37,667,636 and 37,625,366 shares issued and outstanding at September 30, 2014, and December 31, 2013, respectively	677,273	674,391
Accumulated other comprehensive income	594	834
Accumulated deficit	(194,721)	(221,348)
Total shareholders’ equity	483,146	453,877

Total liabilities and shareholders’ equity	$1,334,631	$1,257,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2014	2013

Revenues:
Fuel	$1,575,763	$1,667,464
Nonfuel	430,272	391,319
Rent and royalties	3,182	3,313
Total revenues	2,009,217	2,062,096

Cost of goods sold (excluding depreciation):
Fuel	1,477,411	1,576,118
Nonfuel	199,670	178,837
Total cost of goods sold	1,677,081	1,754,955

Operating expenses:
Site level operating	208,908	195,428
Selling, general & administrative	26,927	23,705
Real estate rent	54,360	52,424
Depreciation and amortization	16,617	14,646
Total operating expenses	306,812	286,203

Income from operations	25,324	20,938

Acquisition costs	(176)	(1,026)
Interest income	227	620
Interest expense	(4,209)	(4,514)
Income before income taxes and income from equity investees	21,166	16,018
Provision for income taxes	9,442	1,074
Income from equity investees	1,072	859
Net income	$12,796	$15,803

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $(112) and $50, respectively	(225)	116
Equity interest in investee’s unrealized gain (loss) on investments	(33)	14
Other comprehensive (loss) income	(258)	130

Comprehensive income	$12,538	$15,933

Net income per share:
Basic and diluted	$0.34	$0.53

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

 (in thousands, except per share data)

	Nine Months Ended
	September 30,
	2014	2013

Revenues:
Fuel	$4,823,581	$4,927,971
Nonfuel	1,219,792	1,100,554
Rent and royalties	9,262	9,676
Total revenues	6,052,635	6,038,201

Cost of goods sold (excluding depreciation):
Fuel	4,533,789	4,669,885
Nonfuel	560,053	496,140
Total cost of goods sold	5,093,842	5,166,025

Operating expenses:
Site level operating	612,005	570,007
Selling, general & administrative	78,823	71,414
Real estate rent	162,295	156,412
Depreciation and amortization	48,542	41,894
Total operating expenses	901,665	839,727

Income from operations	57,128	32,449

Acquisition costs	(935)	(1,346)
Interest income	311	1,162
Interest expense	(12,497)	(13,009)
Income before income taxes and income from equity investees	44,007	19,256
Provision for income taxes	19,391	1,626
Income from equity investees	2,011	2,018
Net income	$26,627	$19,648

Other comprehensive loss, net of tax:
Foreign currency translation adjustment, net of taxes of $(120) and $(88), respectively	(247)	(209)
Equity interest in investee’s unrealized gain (loss) on investments	7	(67)
Other comprehensive loss	(240)	(276)

Comprehensive income	$26,387	$19,372

Net income per share:
Basic and diluted	$0.71	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net income	$26,627	$19,648
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash rent expense	(6,742)	(6,636)
Depreciation and amortization expense	48,542	41,894
Deferred income tax provision	7,852	515
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(31,574)	(47,649)
Inventories	19,026	(1,144)
Other current assets	2,305	9,669
Accounts payable and other current liabilities	55,218	59,558
Other, net	1,562	2,007
Net cash provided by operating activities	122,816	77,862

Cash flows from investing activities:
Capital expenditures	(95,435)	(125,671)
Proceeds from sales of property and equipment	41,268	61,493
Acquisitions of businesses, net of cash acquired	(25,617)	(27,887)
Investment in equity investee	(825)	—
Net cash used in investing activities	(80,609)	(92,065)

Cash flows from financing activities:
Proceeds from sale-leaseback transactions with HPT	835	2,184
Fees paid related to the issuance of common shares	(14)	—
Proceeds from Senior Notes issuance	—	110,000
Sale-leaseback financing obligation payments	(1,778)	(1,546)
Payment of deferred financing fees	—	(4,749)
Net cash (used in) provided by financing activities	(957)	105,889

Effect of exchange rate changes on cash	(7)	(13)

Net increase in cash	41,243	91,673

Cash and cash equivalents at the beginning of the period	85,657	35,189
Cash and cash equivalents at the end of the period	$126,900	$126,862

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$11,948	$10,540
Income taxes paid (net of refunds)	$680	$745

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

At September 30, 2014, our geographically diverse business included 250 travel centers in 43 U.S. states and in Canada, including 174 travel centers operated under the TA brand, and 76 travel centers operated under the Petro brand.  As of September 30, 2014, we operated 220 of these travel centers, which we refer to as Company operated sites, and our franchisees operated 30 of these travel centers. Of our 250 travel centers at September 30, 2014, we owned 36, we leased or managed 189, including 184 that we leased from Hospitality Properties Trust, or HPT, and franchisees owned or leased from third parties 25.  We sublease to franchisees five of the travel centers we lease from HPT.

As of September 30, 2014, we operated 34 convenience stores in four states, primarily Kentucky.  Of our 34 convenience stores at September 30, 2014, we owned 27 and we leased or managed seven, including one that we leased from HPT.

We manage our business as one operating segment and, therefore, have one reportable segment. Our locations sell similar products and services, use similar processes to sell products and services, and sell products and services to similar customers. We sometimes make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry.  We have only a single travel center located in a foreign country, Canada, that we do not consider material to our operations.

The accompanying condensed consolidated financial statements are unaudited.  These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements.  The disclosures do not include all the information necessary for complete financial statements in accordance with GAAP.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or our Annual Report.  In the opinion of our management, the accompanying condensed consolidated financial statements include all adjustments, including normal recurring adjustments, considered necessary for a fair presentation.  All intercompany transactions and balances have been eliminated.  While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.  For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.

Certain prior year amounts have been reclassified in the Condensed Consolidated Statements of Cash Flows to be consistent with the current year presentation.

Fair Value Measurement

We estimate that, based on their trading price (a Level 1 input), the fair value of our Senior Notes on September 30, 2014, was $114,444.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income, as reported	$12,796	$15,803	$26,627	$19,648
Less: net income attributable to participating securities	624	979	1,301	1,220
Net income available to common shareholders	$12,172	$14,824	$25,326	$18,428

Weighted average common shares(1)	35,832,021	27,737,712	35,802,607	27,717,490

Basic and diluted net income per share	$0.34	$0.53	$0.71	$0.66

(1)    Excludes unvested shares granted under our share award plan, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shares.  The weighted average number of unvested shares outstanding for the three months ended September 30, 2014 and 2013, was 1,837,191 and 1,832,378, respectively.  The weighted average number of unvested shares outstanding for the nine months ended September 30, 2014 and 2013, was 1,839,500 and 1,835,023, respectively.

3.             Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2014	2013

Nonfuel products	$141,075	$150,600
Fuel products	40,185	48,601
Total inventories	$181,260	$199,201

4.             Acquisitions

During the nine months ended September 30, 2014, we acquired three travel centers for $25,697, and we accounted for these transactions using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date.  We expect that all of the goodwill acquired will be deductible for tax purposes.  The following table summarizes the amounts assigned, based on their fair values, to the assets we acquired and liabilities we assumed in the business combinations described above.

Cash	$80
Inventories	1,246
Property and equipment	17,500
Goodwill	7,120
Other assets	17
Other liabilities	(266)
Total purchase price	$25,697

We have included the results of these travel centers in our consolidated financial statements from their date of acquisition.  The pro forma impact of including the results of operations of these acquisitions from the beginning of the period are not material to our condensed consolidated financial statements.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

As of September 30, 2014, we had entered an agreement to acquire a travel center property for $3,000.  We expect to complete this acquisition during the fourth quarter of 2014, but this purchase is subject to conditions and may not occur, may be delayed or the terms may change.

During the three and nine months ended September 30, 2014 and 2013, we incurred acquisition related costs totaling $176, $1,026, $935 and $1,346, respectively, for legal, due diligence and related activities associated with acquisitions considered or completed.

5.             Accumulated Other Comprehensive Income

Accumulated other comprehensive income at September 30, 2014, consisted of the following:

	Foreign currency translation adjustment	Equity interest in investee’s unrealized gain (loss) on investments	Accumulated other comprehensive income

Balance at December 31, 2013	$785	$49	$834
Foreign currency translation adjustment, net of tax of $(120)	(247)	—	(247)
Equity interest in investee’s unrealized loss on investments	—	7	7
Other comprehensive income (loss), net of tax	(247)	7	(240)
Balance at September 30, 2014	$538	$56	$594

6.             Related Party Transactions

Relationship with HPT

HPT was our parent company until 2007 and is our principal landlord and our largest shareholder.  We were created as a separate public company in 2007 as a result of a spin off from HPT.  As of September 30, 2014, HPT owned 3,420,000 of our common shares, representing approximately 9.1% of our outstanding common shares.  One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of HPT.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is also a managing trustee of HPT, and Mr. Barry Portnoy’s son-in-law, Mr. Ethan Bornstein, is an executive officer of HPT.  Our other Managing Director, Mr. Thomas O’Brien, who is also our President and Chief Executive Officer, is a former executive officer of HPT.  One of our Independent Directors, Mr. Arthur Koumantzelis, was an independent trustee of HPT prior to our spin-off from HPT.

We have two leases with HPT, the TA Lease and the Petro Lease, pursuant to which we lease 185 properties from HPT.  Our TA Lease is for 145 properties and our Petro Lease is for 40 properties.  The TA Lease expires on December 31, 2022.  The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each.  We have the right to use the “TA”, “TravelCenters of America” and other trademarks, which are owned by HPT, during the term of the TA Lease.  We refer to the TA Lease and Petro Lease collectively as the HPT Leases.

The HPT Leases are “triple net” leases that require us to pay all costs incurred in the operation of the leased properties, including costs related to personnel, utilities, inventory acquisition and provision of services to customers, insurance, real estate and personal property taxes, environmental related expenses and, at those properties at which HPT leases the property from the owner and subleases it to us, ground lease payments.  We also are required generally to indemnify HPT for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased properties and, at lease expiration, we are required to pay an amount equal to an estimate of the cost of removing underground storage tanks on the leased properties.

Effective January 2012 and 2013, we began to incur percentage rent payable to HPT under the TA Lease and the Petro Lease, respectively.  In each case, the percentage rent equals 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased properties over base amounts.  The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index.  Also, HPT has agreed to waive payment of the first $2,500 of percentage rent that may become due under our Petro Lease; HPT waived an estimated $133 and $402 of percentage rent under our Petro Lease for the three and nine months ended September 30, 2014, respectively, pursuant to that waiver; and through September 30, 2014, HPT has cumulatively waived an estimated $768 of the $2,500 of percentage rent to be waived.  The total

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

amount of percentage rent (net of the waived amount) that we incurred was $573 and $464 for the three months ended September 30, 2014 and 2013, respectively, and $2,195 and $1,746, for the nine months ended September 30, 2014 and 2013, respectively.

Under the HPT Leases, we may request that HPT purchase approved amounts for renovations, improvements and equipment at the leased properties in return for increases in our minimum annual rent according to the following formula: the minimum rent per year will be increased by an amount equal to the amount paid by HPT multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%.  During the nine months ended September 30, 2014 and 2013, pursuant to the terms of the HPT Leases, we sold to HPT $41,961 and $63,163, respectively, of improvements we previously made to properties leased from HPT, and, as a result, our minimum annual rent payable to HPT increased by $3,567 and $5,369, respectively.  At September 30, 2014, our property and equipment balance included $26,172 of improvements of the type that we typically request that HPT purchase for an increase in rent; however, HPT is not obligated to purchase these improvements.

The following table details amounts related to the HPT Leases and other leases that are reflected in real estate rent expense in our condensed consolidated statements of income and comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash payments to HPT under the HPT Leases	$55,771	$54,637	$166,520	$161,763
Change in accrued estimated percentage rent	72	(111)	670	473
Adjustments to recognize expense on a straight line basis	(332)	(483)	(1,232)	(1,383)
Less sale-leaseback financing obligation amortization	(595)	(525)	(1,778)	(1,547)
Less portion of rent payments recognized as interest expense	(1,471)	(1,757)	(4,412)	(5,242)
Less deferred tenant improvements allowance amortization	(1,692)	(1,692)	(5,077)	(5,077)
Amortization of deferred gain on sale-leaseback transactions	(96)	(77)	(289)	(230)
Rent expense related to HPT Leases	51,657	49,992	154,402	148,757
Rent paid to others (1)	2,774	2,430	8,088	7,628
Adjustments to recognize expense on a straight line basis for other leases	(71)	2	(195)	27
Total real estate rent expense	$54,360	$52,424	$162,295	$156,412

(1)    Includes rent paid directly to HPT’s landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

The following table details amounts related to the HPT Leases that are included in our condensed consolidated balance sheets.

	September 30,	December 31,
	2014	2013

Current HPT Leases liabilities:
Accrued rent	$18,975	$18,041
Sale-leaseback financing obligation (1)	2,493	2,358
Straight line rent accrual (2)	2,489	2,382
Deferred gain on sale-leaseback transactions (3)	385	385
Deferred tenant improvements allowance (4)	6,769	6,769
Total Current HPT Leases liabilities	$31,111	$29,935

Noncurrent HPT Leases liabilities:
Deferred rent obligation (5)	$150,000	$150,000
Sale-leaseback financing obligation (1)	82,684	83,762
Straight line rent accrual (2)	50,986	52,901
Deferred gain on sale-leaseback transactions (3)	2,828	3,117
Deferred tenant improvements allowance (4)	49,069	54,146
Total Noncurrent HPT Leases liabilities	$335,567	$343,926

(1)    Sale-leaseback Financing Obligation.  GAAP governing the transactions related to the TA Lease required us to record in our consolidated balance sheets the leased assets at thirteen of the properties (eight as of September 30, 2014) previously owned by our predecessor that we now lease from HPT because we subleased more than a minor portion of those properties to third parties, and one property that did not qualify for operating lease treatment for other reasons.  Accordingly, we recorded the leased assets at these properties at an amount equal to HPT’s recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale-leaseback financing obligation in our consolidated balance sheets.  In addition, sales to HPT of improvements at these properties are accounted for as sale-leaseback financing transactions and these liabilities are increased by the amount of proceeds we receive from HPT.  We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the sale-leaseback financing obligation and a portion as interest expense in our consolidated statements of income and comprehensive income.  We determined the allocation of these rent payments to the liability and to interest expense using the effective interest method.  The amounts allocated to interest expense were $1,471 and $1,757 for the three months ended September 30, 2014 and 2013, respectively, and $4,412 and $5,242 for the nine months ended September 30, 2014 and 2013, respectively.

During 2012 and 2013, subleases to our franchisees at five of these properties were terminated and we began operating these properties directly.  The termination of these subleases qualified the properties for sale-leaseback accounting at which times we removed the related assets and liabilities from our consolidated balance sheet.  See note (3) below for further discussion regarding the deferred gains of $2,850 we recognized as part of these sublease terminations.

(2)    Straight Line Rent Accrual.  The TA Lease included scheduled rent increases over the first six years of the lease term, as do certain of the leases for properties we sublease from HPT, the rent for which we pay directly to HPT’s landlords.  Also, under our leases with HPT, we are obligated to pay to HPT at lease expiration an amount equal to an estimate of the cost, calculated in accordance with GAAP, of removing the underground storage tanks.  We recognize the effects of scheduled rent increases and the future payment to HPT for the estimated cost of removing underground storage tanks in real estate rent expense over the lease terms on a straight line basis, with offsetting entries to this accrual balance.

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

On August 13, 2013, the travel center located in Roanoke, VA that we leased from HPT under the TA Lease was taken by eminent domain proceedings brought by the Virginia Department of Transportation, or VDOT, in connection with planned highway construction.  The TA Lease provides that the annual rent payable by us is reduced by 8.5% of the amount of the proceeds HPT receives from the taking or, at HPT’s option, the fair market value rent of the property on the commencement date of the TA Lease.  In January 2014, HPT received proceeds from VDOT of $6,178, which is a substantial portion of VDOT’s estimate of the value of the property, and as a result our annual rent under the TA Lease was reduced by $525.  We and HPT are challenging VDOT’s estimate of this property’s value and we expect that the final resolution of this matter will take a prolonged time.  HPT entered a lease agreement with VDOT to lease for $40 per month this property through November 15, 2014.  We entered into a sublease for this property with HPT and we plan to continue operating it as a travel center through November 15, 2014.  Under the terms of the TA Lease, we are responsible to pay the rent to VDOT under the lease agreement.

On September 23, 2014, HPT exercised its option to purchase the land and improvements at the travel center we sublease from HPT in Waterloo, NY.  This transaction is expected to close in October 2015 and we expect that, following HPT’s purchase, we will lease this travel center directly from HPT.

Relationship with RMR

Reit Management & Research LLC, or RMR, provides business management and shared services to us pursuant to a business management and shared services agreement, or our business management agreement, and building management services to us related to our headquarters office building, or our property management agreement.  One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is an owner of RMR and serves as President, Chief Executive Officer and a director of RMR.  Our other Managing Director, Mr. Thomas O’Brien, who is also our President and Chief Executive Officer, Mr. Andrew Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, and Mr. Mark Young, our Executive Vice President and General Counsel, are also officers of RMR.  RMR provides management services to HPT and HPT’s executive officers are officers of RMR.  Two of our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR or its affiliates provide management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of a majority of the public companies to which RMR or its affiliates provide management services and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.  In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement and property management agreement with RMR, we recognized aggregate fees of $3,257 and $2,993 for the three months ended September 30, 2014 and 2013, respectively, and $9,335 and $8,408 for the nine months ended September 30, 2014 and 2013, respectively.  These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of income and comprehensive income.

Relationship with AIC

We, RMR, HPT and four other companies to which RMR provides management services currently own Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Directors and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

On March 25, 2014, as a result of the removal, without cause, of all of the trustees of Equity Commonwealth (formerly known as CommonWealth REIT), or EQC, this shareholder of AIC underwent a change in control, as defined in the shareholders agreement among us, the other shareholders of AIC and AIC.  As a result of that change in control and in accordance with the terms of the shareholders agreement, on May 9, 2014, we and those other shareholders purchased pro rata the AIC shares EQC owned.  Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825.  Following these purchases, we and the other remaining six shareholders each own approximately 14.3% of AIC.

In June 2014, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with that renewal, we purchased a one-year property insurance policy providing $500,000 of coverage, with respect to which AIC is a reinsurer of certain coverage amounts.  The total premium due to AIC, including taxes and fees, is approximately $1,601 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are covered in the policy.

As of September 30, 2014, we had invested $6,054 in AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Directors are also directors of AIC.  Our investment in AIC had a carrying value of $6,806 and $5,913 as of September 30, 2014 and December 31, 2013, respectively, which amounts are included in other noncurrent assets in our consolidated balance sheets.  We recognized income of $54 and $64 for the three months ended September 30, 2014 and 2013, respectively, and $61 and $219 for the nine months ended September 30, 2014 and 2013, respectively, related to our investment in AIC.

Directors’ and Officers’ Liability Insurance

In September 2014, we purchased a two year combined directors’ and officers’ insurance policy with RMR and five other companies managed by RMR that provides $10,000 in aggregate primary coverage, including certain errors and omission coverage.  At that time, we also purchased separate additional one year directors’ and officers’ liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage.  The total premium payable by us for these policies purchased in September 2014 was approximately $351.

Relationship with PTP

Petro Travel Plaza Holdings LLC, or PTP, is a joint venture between us and Tejon Development Corporation, or Tejon, that owns two travel centers and two convenience stores in California.  We own a 40% interest in PTP and operate the two travel centers and two convenience stores PTP owns for which we receive management and accounting fees.  The carrying value of our investment in PTP as of September 30, 2014 and December 31, 2013, was $19,622 and $17,672, respectively.  We recognized management and accounting fee income of $200 for each of the three month periods ended September 30, 2014 and 2013, and $600 for each of the nine month periods ended September 30, 2014 and 2013.  At September 30, 2014, and December 31, 2013, we had net payables to PTP of $1,945 and $1,147, respectively.  We recognized income of $1,018 and $795 for the three months ended September 30, 2014 and 2013, respectively, and $1,950 and $1,799 for the nine months ended September 30, 2014 and 2013, respectively, as our share of PTP’s net income.

7.             Commitments and Contingencies

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

At September 30, 2014, we had a gross accrued liability of $5,222 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,213, resulting in an estimated net amount of $4,009 that we expect to fund in the future.  We cannot precisely know the ultimate costs we may incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial condition or results of operations.

In February 2014, we reached an agreement with the California State Water Resources Control Board, or the State Water Board, to settle certain claims the State Water Board had filed against us in California Superior Court in 2010 relating to alleged violations of underground storage tank laws and regulations for a cash payment of $1,800; suspended penalties of $1,000 that may become payable by us in the future if, prior to March 2019, we fail to comply with specified underground storage tank laws and regulations; and our agreement to invest, prior to March 2018, up to $2,000 of verified costs that are directly related to the development and implementation of a comprehensive California Enhanced Environmental Compliance Program for the underground storage tank systems at all of our California facilities that is above and beyond minimum requirements of California law and regulations related to underground storage tank systems.  To the extent that we do not incur the full $2,000 of eligible environmental compliance costs by March 2018, the difference between the amount we incur and $2,000 will be payable to the State Water Board.  The settlement, which was approved by the Superior Court on February 20, 2014, also included injunctive relief provisions requiring that we comply with certain California environmental laws and regulations applicable to underground storage tank systems.  We made the $1,800 cash payment during the first quarter of 2014.  As of September 30, 2014, we have a liability of $1,708 recorded with respect to this matter, which amount is included in the gross accrued liability for environmental matters referenced above.  We have not recognized a liability for any portion of the suspended penalties totaling $1,000 as we believe the probability of triggering these penalties is remote.

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

Legal Proceedings

Beginning in December 2006, a series of class action lawsuits was filed against numerous companies in the petroleum industry, including our predecessor and our subsidiaries, in U.S. district courts in over 20 states.  Major petroleum refiners and

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

retailers were named as defendants in one or more of these lawsuits.  The plaintiffs in the lawsuits generally alleged that they were retail purchasers who purchased motor fuel at temperatures greater than 60 degrees Fahrenheit at the time of sale.  One theory alleged that the plaintiffs purchased smaller amounts of motor fuel than the amount for which defendants charged them because the defendants measured the amount of motor fuel they delivered by volumes which, at higher temperatures, contain less energy.  A second theory alleged that fuel taxes are calculated in temperature adjusted 60 degree gallons and are collected by governmental agencies from suppliers and wholesalers, who are reimbursed in the amount of the tax by the defendant retailers before the fuel is sold to consumers.  These “tax” cases allege that, when the fuel is subsequently sold to consumers at temperatures above 60 degrees, the retailers sell a greater volume of fuel than the amount on which they paid tax, and therefore reap unjust benefit because the customers pay more tax than the retailer pays.  A third theory alleged that all purchasers of fuel at any temperature are harmed because the defendants do not use equipment that adjusts for temperature or disclose the temperature of fuel being sold, and thereby deprive customers of information they allegedly require to make an informed purchasing decision.  All of these cases were consolidated in the U.S. District Court for the District of Kansas pursuant to multi-district litigation procedures.  On May 28, 2010, that Court ruled that, with respect to two cases originally filed in the U.S. District Court for the District of Kansas, it would grant plaintiffs’ motion to certify a class of plaintiffs seeking injunctive relief (implementation of fuel temperature equipment and/or posting of notices regarding the effect of temperature on fuel).  On January 19, 2012, the Court amended its prior ruling, and certified a class with respect to plaintiffs’ claims for damages as well.  A TA entity was named in one of those two Kansas cases, but the Court ruled that the named plaintiffs were not sufficient to represent a class as to TA.  TA was thereafter dismissed from the Kansas case.  Several defendants in the Kansas cases, including major petroleum refiners, entered into multi-state settlements.  Following a September 2012 trial against the remaining defendants in the Kansas cases, the jury returned a unanimous verdict in favor of those Kansas defendants, and the judge likewise ruled in the Kansas defendants’ favor on the sole non-jury claim.  In early 2013, the Court announced its intention to remand three cases originally filed in federal district courts in California back to their original courts.  On April 9, 2013, the Court granted plaintiffs’ motion for class certification in connection with the California claims in the California cases.  On August 14, 2013, the Court granted summary judgment for the defendants with respect to all California claims in the California cases, and in February 2014, the U.S. District Court for the Northern District of California entered judgment in favor of the defendants with respect to those claims.  The plaintiffs in the California cases have all dismissed their non-California claims against TA, except for one individual plaintiff, who continues to assert claims based on purchases of fuel in states other than California.  In January 2014, TA was dismissed with prejudice in all the non-California cases in all states in which it remained a defendant at that time.  Therefore, the only case in which TA remains a defendant is the case in which one remaining plaintiff is pursuing non-California claims.  We believe there are substantial factual and legal defenses to the allegations made in this remaining case.  While we do not expect that we will incur a material loss in this case, we cannot estimate our ultimate exposure to loss or liability, if any, related to this lawsuit.

On April 6, 2009, five independent truck stop owners, who were plaintiffs in a purported class action suit against Comdata Network, Inc., or Comdata, in the U.S. District Court for the Eastern District of Pennsylvania, filed a motion to amend their complaint to add us as a defendant, which was allowed on March 25, 2010.  The amended complaint also added as defendants Ceridian Corporation, Pilot Travel Centers LLC and Love’s Travel Stops & Country Stores, Inc.  Comdata markets fuel cards which are used for payments by trucking companies at truck stops.  The amended complaint alleged antitrust violations arising out of Comdata’s contractual relationships with truck stops in connection with its fuel cards.  On February 28, 2014, we entered into a Definitive Master Class Settlement Agreement with the plaintiffs, or the settlement agreement.  The Court approved the settlement agreement on July 14, 2014.  The settlement agreement provides for the payment by the co-defendants, of an aggregate of $130,000, including $10,000 from us, to a settlement fund for class members and the dismissal with prejudice of the litigation and the unconditional release of all claims that class members brought, or could have brought, against us and the other settling co-defendants with respect to the litigation and related actions.  We recognized a $10,000 loss in connection with this matter in December 2013 and made the cash payment in March 2014.

In addition to the legal proceedings referenced above, we are routinely involved in various other legal and administrative proceedings, including tax audits, incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

8.             Income Taxes

The income tax provision for the nine months ended September 30, 2014, reflects our current estimated annual effective tax rate for the year ending December 31, 2014, of 41.74%.  Our current estimated annual effective tax rate is higher than the federal statutory tax rate primarily due to state income taxes and certain items recognized as expenses under GAAP that are not deductible for income tax purposes.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

For the nine months ended September 30, 2013, our income tax provision differed from the amount of benefit expected to be calculated at statutory rates primarily due to the impact of our valuation allowance, a portion of which was reversed in the fourth quarter of 2013.  For the nine months ended September 30, 2013, we included in our tax provision $1,111 for certain state taxes on operating income that were payable without regard to our tax loss carryforwards.  During the nine months ended September 30, 2013, our tax provision also included $515 related to a noncash deferred liability that arose from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes that were unavailable to offset our deferred tax assets while we maintained a valuation allowance against our net deferred tax assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or our Annual Report.  Amounts are in thousands of dollars or gallons unless indicated otherwise.

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

Executive Summary

Our revenues and income are subject to potentially material changes as a result of the market prices and availability of fuel.  These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand that are often the result of changes in the macroeconomic environment.  During the first half of each of 2014 and 2013, fuel prices generally trended downward after relatively sharp increases early in the year, ending at a somewhat lower price than at the start of the year.  During the third quarter of 2013 fuel prices rose, while in the third quarter of 2014 fuel prices continued to decline and were lower than fuel prices during the third quarter of the prior year.  Current economic forecasts reflect continued depressed prices for fuel; however, as noted above, various factors and events can cause fuel prices to change, sometimes suddenly and sharply.  Fuel market price stability has been favorably impacted by recent gains in fuel supplies and sources within the United States and Canada.  However, as export markets and capabilities increase for fuel, that price stability may become increasingly volatile.  We generally are able to pass changes in our cost for fuel products to customers, but typically at a delay that may affect our fuel gross margins.  Increased prices may also result in our customers reducing their purchases of fuel and nonfuel goods and services.  Although other factors, such as competition, may have an effect, during periods of rising fuel commodity prices fuel gross margins per gallon tend to be lower than they otherwise may have been, and during periods of falling fuel commodity prices fuel gross margins per gallon tend to be higher than they otherwise may have been.  Fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements.  For more information about fuel market risks, see “Quantitative and Qualitative Disclosures About Market Risk” elsewhere in this Quarterly Report and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

We believe that recent U.S. economic data has been generally positive, but that the strength and sustainability of any economic expansion is uncertain.  The trucking industry is the primary customer for our goods and services.  Freight and trucking demand in the U.S. historically has generally reflected the level of commercial activity in the U.S. economy.  During the period from 2013 through the first nine months of 2014, the U.S. economy slowly improved and the financial condition and activity level in the trucking industry similarly slowly improved; however, these improvements appear to be uneven and may not affect all market participants equally.

We believe that during the second half of 2013 and continuing through the first nine months of 2014, demand for fuel by trucking companies was negatively affected as compared to the prior year periods by technological innovations that permit, and regulatory changes that encourage or require, improved fuel efficiency of motor vehicle engines and other fuel conservation practices.  As a result, fuel sales volumes on a same site basis for the first nine months of 2014 declined compared to the prior year.

Despite the year over year declines in fuel sales volumes, our fuel gross margins for the first nine months of 2014 increased on a same site basis over the comparable period of the prior year.  We believe fuel margin per gallon in the first nine months of 2014 was affected by (i) the pricing under our fuel supply contracts, which favorably impacted our fuel purchase costs during periods of certain fuel market supply disruptions during the first quarter of 2014, and (ii) our continued focus on managing our fuel sales pricing to balance sales volume and profitability.

The increase in income before taxes and income from equity investees during the three and nine month periods ended September 30, 2014, as compared to the same periods of the prior year, is largely due to an increase in fuel gross margin per gallon and the continued improvement of operations at sites we acquired in 2011 through 2014.

Factors Affecting Comparability

Recently Acquired Sites

We have invested or expect to invest $370,107 in the aggregate since the beginning of 2011 to acquire and improve 33 travel centers and 31 gasoline/convenience stores.  While the interest, depreciation, maintenance and similar expenses related to or resulting from our acquisitions and ownership of these sites are reflected in our results for the periods since each acquisition, our expected financial results from these acquired properties are not yet fully reflected in our results of operations.

We believe that the improvements we have made and plan to make at our recently acquired travel centers may continue to improve the financial results at these locations.  Typical improvements we make include adding truck repair facilities and national branded QSRs, paving parking lots, replacing outdated fuel dispensers, installing diesel exhaust fluid dispensing systems, changing signage, installing point of sale and other IT systems and general building and cosmetic upgrades.  The improvements to travel center properties we acquire are often substantial and require a long period of time to plan, design, permit and complete, and after the improvements are completed the travel centers then require a period of time to become part of our customers’ supply networks and produce stabilized financial results.  We estimate that the travel centers we acquire generally will achieve stabilized financial results in approximately the third year after acquisition, but actual results can vary widely from this estimate due to many factors, some of which are outside our control.

We acquired 31 gasoline/convenience store properties for $67,922 on December 16, 2013.  These convenience stores are high volume fuel locations with larger interior space for merchandise and food offerings than typical convenience stores and had limited need for near term capital investment.  We do not expect these convenience stores to require a lengthy period to achieve stabilized financial results.

The table below shows the number of properties we acquired by year of acquisition, the amounts we have invested in these properties through September 30, 2014, and the amounts we currently expect to invest in the near term in these properties after September 30, 2014.

	Site Count	Cash Acquisition Cost(1)	Renovation Cost Incurred Through September 30, 2014	Additional Estimated Renovation Cost to be Spent
Properties acquired in 2011	6	$36,333	$47,737	$—
Properties acquired in 2012	14	46,910	33,603	—
Properties acquired in 2013(2)	41	111,602	28,148	24,282
Properties acquired in 2014 first nine months	3	24,529	2,455	14,508
Total	64	$219,374	$111,943	$38,790

(1)             Includes only cash amounts paid that were recorded as property and equipment or intangible assets.

(2)             Includes 31 convenience stores acquired in December 2013.

The operations at many of the 33 travel centers acquired since the beginning of 2011 have not yet reached the stabilized financial results we currently expect to ultimately achieve.  As of September 30, 2014, these travel centers have been owned by us for an average of 24 months, and planned renovations have been completed at 24 of these travel centers for an average of 22 months.  The 31 convenience stores we acquired on December 16, 2013, did not require significant renovations at the time we acquired them.

The table below shows for the periods presented the gross revenues in excess of cost of goods sold and site level operating expenses for the properties we began to operate for our own account since the beginning of 2011, whether by way of acquisition from franchisees or others or takeover of operations upon termination of a franchisee sublease, from the beginning of the period shown or the date we began to operate such property for our own account, if later.   Sites were acquired at various dates during the periods presented, and thus these amounts are intended only to indicate directional trends.

	Revenues in Excess of Cost of Goods Sold and Site Level Operating Expenses
	Three Months Ended September 30,		Twelve Months Ended September 30,
	2014	2013	2014	2013
Properties acquired in 2011 (6 sites)	$4,012	$2,806	$14,899	$7,396
Properties acquired in 2012 (14 sites)	4,718	3,957	18,073	10,822
Properties acquired in 2013 (41 sites)	6,440	1,033	14,834	1,772
Properties acquired in 2014 (3 sites)	833	—	674	—
Total	$16,003	$7,796	$48,480	$19,990

Summary of Site Counts

The changes in the number of our sites and in their method of operation (company operated, franchisee subleased and operated, or franchisee owned and operated) can be significant factors influencing the changes in our results of operations.  The following table summarizes the changes in the composition of our business from December 31, 2012 through September 30, 2014:

	Company	Franchisee Subleased and	Franchisee Owned and		Company
	Operated	Operated	Operated	Total	Operated
	Travel	Travel	Travel	Travel	Convenience	Total
	Centers(1)	Centers	Centers	Centers(1)	Stores(2)	Sites
Number of locations at December 31, 2012	206	6	29	241	4	245

January — September 2013 Activity:
Acquired sites	4	—	—	4	—	4
Acquisition of franchised travel centers	2	—	(2)	—	—	—
Number of locations at September 30, 2013	212	6	27	245	4	249

September - December 2013 Activity:
Acquired sites	2	—	—	2	31	33
Acquisition of franchised travel centers	2	(1)	(1)	—	—	—
Conversion of convenience store to travel center	1	—	—	1	(1)	—
Terminated franchised travel centers	—	—	(1)	(1)	—	(1)
Number of locations at December 31, 2013	217	5	25	247	34	281

January — September 2014 Activity:
Acquired sites	3	—	—	3	—	3
Number of locations at September 30, 2014	220	5	25	250	34	284

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

Same Site Comparisons

As part of this discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis.  For purposes of these comparisons, we include a location in the same site comparisons only if we continuously operated it for the entire duration of both comparative periods presented, or, for rent and royalty revenues, if during that period the location was continuously operated by one of our franchisees.  We do not exclude locations from the same site comparisons as a result of expansions in their size, capital improvements to the site or changes in the services offered.  We excluded from the same site comparisons the two travel centers and two convenience stores we operate for a joint venture in which we own a 40% interest because we account for this investment using the equity method of accounting and, therefore, the related revenues and expenses are not included in the respective line items in our consolidated results of operations.

Seasonality

Our sales volumes are generally lower in the first and fourth quarters than the second and third quarters of each year.  In the first quarter, the movement of freight by professional truck drivers as well as motorist travel are usually at their lowest levels of each calendar year.  In the fourth quarter, freight movement is lower due to vacation time taken by professional truck drivers associated with the holiday season.  While our revenues are modestly seasonal, quarterly variations in our operating results may reflect greater seasonal differences as our rent and certain other costs do not vary seasonally.

Operating Segment

We manage our business on the basis of one operating segment.  Please refer to the condensed consolidated financial statements included elsewhere in this Quarterly Report for revenue, operating profit and asset data.  We have only a single travel center located in a foreign country, Canada, and the revenues and assets related to our operations in Canada are not material to us.  The following table sets forth the composition of our total revenues by type for each of the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Fuel	78.4%	80.8%	79.7%	81.6%
Nonfuel	21.4%	19.0%	20.1%	18.2%
Rent and royalties from franchisees	0.2%	0.2%	0.2%	0.2%
Total revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

Three months ended September 30, 2014 compared to September 30, 2013

The following table presents changes in our operating results for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

	Three Months Ended September 30,		$	%
(dollars in thousands)	2014	2013	Change	Change

Revenues:
Fuel	$1,575,763	$1,667,464	$(91,701)	(5.5)%
Nonfuel	430,272	391,319	38,953	10.0%
Rent and royalties	3,182	3,313	(131)	(4.0)%
Total revenues	2,009,217	2,062,096	(52,879)	(2.6)%

Cost of goods sold (excluding depreciation):
Fuel	1,477,411	1,576,118	(98,707)	(6.3)%
Nonfuel	199,670	178,837	20,833	11.6%
Total cost of goods sold	1,677,081	1,754,955	(77,874)	(4.4)%

Operating expenses:
Site level operating expenses	208,908	195,428	13,480	6.9%
Selling, general & administrative expense	26,927	23,705	3,222	13.6%
Real estate rent	54,360	52,424	1,936	3.7%
Depreciation and amortization expense	16,617	14,646	1,971	13.5%
Total operating expenses	306,812	286,203	20,609	7.2%

Income from operations	25,324	20,938	4,386	20.9%
Acquisition costs	(176)	(1,026)	850	(82.8)%
Interest income	227	620	(393)	(63.4)%
Interest expense	(4,209)	(4,514)	305	(6.8)%
Income before income taxes and income from equity investees	21,166	16,018	5,148	32.1%
Provision for income taxes	9,442	1,074	8,368	779.1%
Income from equity investees	1,072	859	213	24.8%
Net income	$12,796	$15,803	$(3,007)	(19.0)%

 The following table presents our same site operating results for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

	Three Months Ended September 30,		$
(gallons and dollars in thousands)	2014	2013	Change	% Change

Number of company operated locations	212	212	—

Fuel: (1)
Fuel sales volume (gallons)	488,160	510,913	(22,753)	(4.5)%
Fuel revenues	$1,499,133	$1,639,494	$(140,361)	(8.6)%
Fuel gross margin	$94,421	$91,271	$3,150	3.5%
Fuel gross margin per gallon	$0.193	$0.179	$0.014	7.8%

Nonfuel: (1)
Nonfuel revenues	$404,210	$390,246	$13,964	3.6%
Nonfuel gross margin	$221,381	$211,861	$9,520	4.5%
Nonfuel gross margin percentage	54.8%	54.3%		50	pts

Total gross margin (1)	$315,802	$303,132	$12,670	4.2%

Site level operating expenses (1)	$200,816	$195,819	$4,997	2.6%
Site level operating expenses as a percentage of nonfuel revenues(1)	49.7%	50.2%		50	pts

Site level gross margin in excess of site level operating expenses(1)	$114,986	$107,313	$7,673	7.2%

Number of franchisee operated locations	30	30	—
Rent and royalty revenues	$3,182	$3,067	$115	3.7%

(1)               Includes amounts for locations that were company operated during the entirety of each of the periods presented.

Revenues.  Revenues for the three months ended September 30, 2014, were $2,009,217, which represented a decrease from the three months ended September 30, 2013, of  $52,879, or 2.6%, that resulted from a decrease in fuel revenue, partially offset by increased nonfuel revenue.

Fuel revenues for the three months ended September 30, 2014, were $1,575,763, which represented a decrease of $91,701 or 5.5%, from the same period in 2013.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for three months ended September 30, 2013	519,973	$1,667,464

Decrease due to petroleum products price changes	—	(70,113)
Decrease due to same site volume changes	(22,753)	(70,248)
Increase due to locations opened	18,458	55,929
Decrease in wholesale fuel sales	(2,067)	(7,269)
Net change from prior year period	(6,362)	(91,701)

Results for three months ended September 30, 2014	513,611	$1,575,763

Fuel revenue for the 2014 period reflected decreases in same site sales volume, market prices for fuel and fuel volume sold on a wholesale basis as compared to the prior year period, which decreases were partially offset by increases in sales volume resulting from sites we acquired since July 1, 2013.  On a same site basis, fuel sales volume for our company operated locations decreased by 22,753 gallons, or 4.5%, during the three months ended September 30, 2014, compared to the same period in 2013.  We believe that the effect of the new truck driver hours of service rules on miles driven and truck utilization, the trend of improved fuel efficiency of heavy truck engines and other fuel conservation efforts by trucking customers and our decision to avoid certain lower margin fuel sales all contributed to the decreased same site fuel sales volume.  The decreased level of wholesale fuel sales volume primarily resulted from our acquisition in October 2013 of a subtenant franchisee who previously had been purchasing diesel fuel from us.

Nonfuel revenues for the three months ended September 30, 2014, were $430,272, an increase of $38,953, or 10.0%, compared to the same period in 2013.  The majority of the change between periods resulted from increases in revenues at sites we acquired since July 1, 2013, but also reflected a same site nonfuel revenue increase.  On a same site basis for our company operated sites, nonfuel revenues increased by $13,964, or 3.6%, during the three months ended September 30, 2014, compared to the same period in 2013.  The same site increase is attributable to the improved results at those sites we acquired during 2011 through 2013 that were owned during the entire duration of both comparable third quarter periods presented.  The same site increase in nonfuel revenue is also a result of certain price increases and the favorable effects of certain of our marketing initiatives.

Rent and royalty revenues for the three months ended September 30, 2014, were $3,182, a decrease of $131, or 4.0%, compared to the same period in 2013.  Rent and royalties decreased largely as a result of our acquisitions since July 1, 2013 of two franchise locations that we now operate, including one that we had subleased to a franchisee.  This decrease was partially offset by increased rents that became effective during the second half of 2013 at the five sites we continue to sublease to franchisees.

Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended September 30, 2014, was $1,677,081, a decrease of $77,874, or 4.4%, compared to the same period in 2013.

Fuel cost of goods sold for the three months ended September 30, 2014, was $1,477,411, a decrease of $98,707, or 6.3%, compared to the same period in 2013.  This decrease in fuel cost of goods sold primarily resulted from the same factors as described above for fuel revenue.  Despite a decrease in fuel revenues, fuel gross margin for the three months ended September 30, 2014, was $98,352, compared to $91,346 during the comparable 2013 period.  Fuel gross margin per gallon of $0.193 on a same site basis for the three months ended September 30, 2014, was $0.014 per gallon higher than for the same period of 2013.

Nonfuel cost of goods sold for the three months ended September 30, 2014, was $199,670, an increase of $20,833, or 11.6%, compared to the same period in 2013.  Nonfuel cost of goods sold increased primarily due to the same factors as described above for nonfuel revenues.  Nonfuel gross margin for the three months ended September 30, 2014, was $230,602, compared to $212,482 during the same period of 2013.  Nonfuel gross margin was 53.6% and 54.3% of nonfuel revenues during the three months ended September 30, 2014 and 2013, respectively.  The nonfuel gross margin percentage decreased largely as a result of our 31 convenience stores acquired in December 2013.  On a same site basis, the nonfuel gross margin percentage improved to 54.8% from 54.3%.

Site level operating expenses.  Site level operating expenses for the three months ended September 30, 2014, were $208,908, an increase of $13,480, or 6.9%, compared to the same period in 2013.  The increase in site level operating expenses was primarily due to the locations we acquired during 2013 and 2014.

On a same site basis for our company operated sites, site level operating expenses increased by $4,997, or 2.6%, for the three months ended September 30, 2014, compared to the same period in 2013, primarily due to higher labor costs as the level of nonfuel sales grew.  Site level operating expenses as a percentage of nonfuel revenues on a same site basis for the three months ended September 30, 2014, improved to 49.7%, compared to 50.2% for the same period in 2013.  The decrease in site level operating expenses as a percentage of nonfuel revenues was due primarily to certain of our expenses being fixed in nature, or otherwise not varying directly with sales, so that increases in our revenues did not result in corresponding increases in those site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended September 30, 2014, were $26,927, compared to $23,705 during the same period of 2013, an increase of $3,222, or 13.6%.  The increase in selling, general and administrative expenses was primarily the result of increased personnel costs and contractor fees, partially offset by lower legal costs.  Personnel costs increased due to annual compensation increases and increased headcount in support of the growth in our business, including the acquisition of the Minit Mart convenience stores in December 2013.  Contractor fees increased $2,148 largely due to fees paid in connection with completing our 2013 income tax provision and related calculations, for temporary accounting staffing needed to assist in completing our 2013 annual and 2014 quarterly financial reporting, and fees paid in connection with improving the design, operation and documentation of our internal control over financial reporting.

Real estate rent expense.  Rent expense for the three months ended September 30, 2014, was $54,360, an increase of $1,936, or 3.7%, compared to the same period in 2013 that is attributable to rent increases related to improvements we sold to HPT since July

1, 2013, and increases in percentage rent recognized under the HPT Leases based on increases in 2014 fuel and nonfuel revenues over base amounts at the properties leased from HPT.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended September 30, 2014, was $16,617, an increase of $1,971, or 13.5%, compared to the same period in 2013, that primarily resulted from the capital investments we completed and did not subsequently sell to HPT and acquisitions completed since September 30, 2013.

Income tax provision.  Our provision for income taxes was $9,442 and $1,074 for the three month periods ended September 30, 2014 and 2013, respectively.  The income tax provision for the three months ended September 30, 2014, reflects an effective tax rate of 42.04%.  Our current estimated annual effective tax rate for the year ending December 31, 2014, is 41.74%, which is higher than the federal statutory tax rate primarily due to state income taxes and certain items recognized as expenses under GAAP that are not deductible for income tax purposes.  For the three months ended September 30, 2013, our income tax provision differed from the amount of expense expected to be calculated at statutory rates primarily due to the impact of our valuation allowance, which was reversed in the fourth quarter of 2013.  For the three months ended September 30, 2013, we included in tax expense $740 for certain state taxes on operating income that were payable without regard to our tax loss carryforwards.  During the three months ended September 30, 2013, tax expense also included $334 related to a noncash deferred liability that arose from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes that were unavailable to offset our deferred tax assets while we maintained a valuation allowance against our net deferred tax assets.

Nine months ended September 30, 2014 compared to September 30, 2013

The following table presents changes in our operating results for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2014	2013	Change	Change

Revenues:
Fuel	$4,823,581	$4,927,971	$(104,390)	(2.1)%
Nonfuel	1,219,792	1,100,554	119,238	10.8%
Rent and royalties	9,262	9,676	(414)	(4.3)%
Total revenues	6,052,635	6,038,201	14,434	0.2%

Cost of goods sold (excluding depreciation):
Fuel	4,533,789	4,669,885	(136,096)	(2.9)%
Nonfuel	560,053	496,140	63,913	12.9%
Total cost of goods sold	5,093,842	5,166,025	(72,183)	(1.4)%

Operating expenses:
Site level operating expenses	612,005	570,007	41,998	7.4%
Selling, general & administrative expense	78,823	71,414	7,409	10.4%
Real estate rent	162,295	156,412	5,883	3.8%
Depreciation and amortization expense	48,542	41,894	6,648	15.9%
Total operating expenses	901,665	839,727	61,938	7.4%

Income from operations	57,128	32,449	24,679	76.1%
Acquisition costs	(935)	(1,346)	411	(30.5)%
Interest income	311	1,162	(851)	(73.2)%
Interest expense	(12,497)	(13,009)	512	(3.9)%
Income before income taxes and income from equity investees	44,007	19,256	24,751	128.5%
Provision for income taxes	19,391	1,626	17,765	1,092.6%
Income from equity investees	2,011	2,018	(7)	(0.3)%
Net income	$26,627	$19,648	$6,979	35.5%

The following table presents our same site operating results for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

	Nine Months Ended September 30,		$
(gallons and dollars in thousands)	2014	2013	Change	% Change

Number of company operated locations	205	205	—

Fuel: (1)
Fuel sales volume (gallons)	1,413,172	1,484,526	(71,354)	(4.8)%
Fuel revenues	$4,474,423	$4,763,492	$(289,069)	(6.1)%
Fuel gross margin	$270,594	$254,131	$16,463	6.5%
Fuel gross margin per gallon	$0.191	$0.171	$0.020	11.7%

Nonfuel: (1)
Nonfuel revenues	$1,122,469	$1,085,660	$36,809	3.4%
Nonfuel gross margin	$620,815	$596,088	$24,727	4.1%
Nonfuel gross margin percentage	55.3%	54.9%		40	pts

Total gross margin (1)	$891,409	$850,219	$41,190	4.8%

Site level operating expenses (1)	$574,603	$561,102	$13,501	2.4%
Site level operating expenses as a percentage of nonfuel revenues(1)	51.2%	51.7%		50	pts

Site level gross margin in excess of site level operating expenses(1)	$316,806	$289,117	$27,689	9.6%

Number of franchisee operated locations	30	30	—
Rent and royalty revenues	$9,205	$8,728	$477	5.5%

(1)         Includes amounts for locations that were company operated during the entirety of each of the periods presented.

Revenues.  Revenues for the nine months ended September 30, 2014, were $6,052,635, which represented an increase from the nine months ended September 30, 2013, of $14,434, or 0.2%, that resulted from an increase in nonfuel revenue, partially offset by lower fuel revenue.

Fuel revenues for the nine months ended September 30, 2014, were $4,823,581, which represented a decrease of $104,390 or 2.1% from the same period in 2013.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
(gallons and dollars in thousands)	Sold	Revenues

Results for nine months ended September 30, 2013	1,536,771	$4,927,971

Decrease due to petroleum products price changes	—	(62,175)
Decrease due to same site volume changes	(71,354)	(226,895)
Increase due to locations opened	66,426	205,363
Decrease in wholesale fuel sales	(6,180)	(20,683)
Net change from prior year period	(11,108)	(104,390)

Results for nine months ended September 30, 2014	1,525,663	$4,823,581

Fuel revenue for the 2014 period reflected decreases in same site sales volume, market prices for fuel and fuel volume sold on a wholesale basis as compared to the prior year period, which decreases were partially offset by increases in sales volume resulting from sites we acquired since January 1, 2013.  On a same site basis, fuel sales volume for our company operated locations decreased by 71,354 gallons, or 4.8%, during the nine months ended September 30, 2014, compared to the same period in 2013.  We believe that the effect of the new truck driver hours of service rules on miles driven and truck utilization, the trend of improved fuel efficiency of heavy truck engines and other fuel conservation efforts by trucking customers and our decision to avoid certain lower margin fuel sales all contributed to the decreased same site fuel sales volume.  In addition, we believe the colder temperatures, greater snowfall and a contraction in retail inventories throughout the U.S. economy generally in the 2014 first quarter as compared to the prior year quarter contributed to the same site fuel sales volume decline.

Nonfuel revenues for the nine months ended September 30, 2014, were $1,219,792, an increase of $119,238, or 10.8%, compared to the same period in 2013.  The majority of the change between periods resulted from increases in revenues at sites we acquired since January 1, 2013, but also reflected a same site nonfuel revenue increase.  On a same site basis for our company operated sites, nonfuel revenues increased by $36,809, or 3.4%, during the nine months ended September 30, 2014, compared to the same period in 2013.  We believe this same site increase is attributable to the improved results at those sites we acquired during 2011 and 2012, as well as certain price increases and the favorable effects of certain of our marketing initiatives.

Rent and royalty revenues for the nine months ended September 30, 2014, were $9,262, a decrease of $414, or 4.3%, compared to the same period in 2013.  Rent and royalties decreased largely as a result of our acquisitions during 2013 of four franchise locations that we now operate, including one that we had subleased to a franchisee.  This decrease was partially offset by increased rents that became effective during the second half of 2013 at the five sites we continue to sublease to franchisees.

Cost of goods sold (excluding depreciation). Cost of goods sold for the nine months ended September 30, 2014, was $5,093,842, a decrease of $72,183, or 1.4%, compared to the same period in 2013.

Fuel cost of goods sold for the nine months ended September 30, 2014, was $4,533,789, a decrease of $136,096, or 2.9%, compared to the same period in 2013.  The decrease in fuel cost of goods sold primarily resulted from the same factors as described above for fuel revenue.  Fuel gross margin for the nine months ended September 30, 2014, was $289,792, compared to $258,086 during the comparable 2013 period.  The fuel gross margin per gallon of $0.191 on a same site basis for the nine months ended September 30, 2014, was $0.020 per gallon higher than for the same period of 2013.  During the first nine months of 2013, we recognized $3,887 as a reduction of our fuel cost of sales in connection with a retroactive reinstatement in January 2013 of certain federal biodiesel and renewable diesel credits for the year 2012.

Nonfuel cost of goods sold for the nine months ended September 30, 2014, was $560,053, an increase of $63,913, or 12.9%, compared to the same period in 2013.  Nonfuel cost of goods sold increased primarily due to the same factors as described above for nonfuel revenues.  Nonfuel gross margin for the nine months ended September 30, 2014, was $659,739, compared to $604,414 during the same period of 2013.  Nonfuel gross margin was 54.1% and 54.9% of nonfuel revenues during the nine months ended September 30, 2014 and 2013, respectively.  The nonfuel gross margin percentage decreased largely as a result of our 31 convenience stores acquired in December 2013.  On a same site basis, the nonfuel gross margin percentage improved to 55.3% from 54.9%.

Site level operating expenses.  Site level operating expenses for the nine months ended September 30, 2014, were $612,005, an increase of $41,998, or 7.4%, compared to the same period in 2013.  The increase in site level operating expenses was primarily due to the locations we acquired during 2013 and 2014.  Site level operating expenses included $492 and $1,215 of start up expenses at recently acquired and/or renovated sites during the nine months ended September 30, 2014 and 2013, respectively.

On a same site basis for our company operated sites, site level operating expenses increased by $13,501, or 2.4%, for the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to labor costs that increased as the level of nonfuel sales grew and increased utilities expenses as a result of inclement weather experienced during the first quarter of 2014.  Site level operating expenses as a percentage of nonfuel revenues on a same site basis for the nine months ended September 30, 2014, improved to 51.2%, compared to 51.7% for the same period in 2013.  The decrease in site level operating expenses as a percentage of nonfuel revenues was due primarily to certain of our expenses being fixed in nature, or otherwise not varying directly with sales, so that increases in our revenues did not result in corresponding increases in those site level operating expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2014, were $78,823, compared to $71,414 during the same period of 2013, an increase of $7,409 or 10.4%.  The increase in selling, general and administrative expenses was primarily the result of increased audit fees, personnel costs and contractor fees and was partially offset by a decrease in legal costs.  Audit fees increased $1,708 in connection with additional audit work in connection with the delayed filing of our Annual Report.  Personnel costs increased due to annual compensation increases, increased headcount in support of the growth in our business, including the acquisition of the Minit Mart convenience stores in December 2013, and as a result of $508 of a planned transition bonus expense recognized and paid to certain Minit Mart corporate employees in connection with the acquisition of the Minit Mart sites.  Contractor fees increased $3,505 largely due to fees paid in connection with completing our 2013 income tax provision and related calculations, temporary accounting staffing needed to assist in completing our

2013 annual and 2014 quarterly financial reporting, and fees paid in connection with improving the design, operation and documentation of our internal control over financial reporting.

Real estate rent expense.  Rent expense for the nine months ended September 30, 2014, was $162,295, an increase of $5,883, or 3.8%, compared to the same period in 2013 that is attributable to rent increases related to improvements we sold to HPT since January 1, 2013, and increases in percentage rent recognized under the HPT Leases based on increases in 2014 fuel and nonfuel revenues over base amounts at the properties leased from HPT.

Depreciation and amortization expense.  Depreciation and amortization expense for the nine months ended September 30, 2014, was $48,542, an increase of $6,648, or 15.9%, compared to the same period in 2013, that primarily resulted from the acquisitions and other capital investments we completed (and did not subsequently sell to HPT) since September 30, 2013.

Income tax provision.  Our provision for income taxes was $19,391 and $1,626 for the nine month periods ended September 30, 2014 and 2013, respectively.  The income tax provision for the 2014 first nine months reflects an effective tax rate of 41.74%, which is our current estimated annual effective tax rate for the year ending December 31, 2014.  Our current estimated annual effective tax rate is higher than the federal statutory tax rate primarily due to state income taxes and certain items recognized as expenses under GAAP that are not deductible for income tax purposes.  For the nine months ended September 30, 2013, our income tax provision differed from the amount of benefit expected to be calculated at statutory rates primarily due to the impact of our valuation allowance, which was reversed in the fourth quarter of 2013.  For the 2013 first nine months, we included in tax expense $1,111 for certain state taxes on operating income that were payable without regard to our tax loss carryforwards.  During the 2013 first nine months, tax expense also included $515 related to a noncash deferred liability that arose from the amortization of indefinite lived intangible assets for tax purposes but not for GAAP purposes that were unavailable to offset our deferred tax assets while we maintained a valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our operating and financing expenses and to fund our capital expenditures, acquisitions and working capital requirements.  Our principal sources of liquidity to meet these requirements are:

•                  our cash balance;

•                  our operating cash flow;

•                  our credit facility;

•                  our sales to HPT, for an increase in our rent, of tenant improvements we make to the sites we lease from HPT, as further described in Note 6 to our condensed consolidated financial statements;

•                  our potential issuances of new debt and equity securities; and

•                  our financing or selling unencumbered real estate that we own.

We believe that the primary risks we currently face with respect to our operating cash flow are:

•                  decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency and fuel conservation generally;

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

•                  the possible inability of acquired properties to generate the stabilized financial results we expect;

•                  economic conditions in the U.S. and the trucking industry and the risk of a renewed economic slowdown or recession; and

•                  the potential negative impacts of inflation on our nonfuel cost of goods sold, on our nonfuel gross margins and on our working capital requirements.

A reduction in our revenue resulting from increasing truck engine efficiency or otherwise without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods.  Further, a significant portion of our expenses are fixed in nature, which may restrict our ability to realize a reduction in our operating expenses to offset a reduction in our revenues.

Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements are especially large because of the level and volatility of fuel prices that have existed in the past several years and that we expect will continue.  Further, our growth strategy of selectively acquiring additional properties and businesses requires us to expend substantial additional capital.  In addition, our properties are high traffic areas with many large trucks and customers entering and exiting our properties daily, which requires us to expend capital to make improvements, repairs and maintenance to our properties.  Although we had a cash balance of $126,900 on September 30, 2014, and generated net income in the first nine months of 2014, there can be no assurances that we will generate future profits or positive cash flows or that we will be able to obtain additional financing to fund and grow our business.

Revolving Credit Facility

We have a revolving credit agreement, or credit facility, with a group of commercial banks.  Under this credit facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in October 2016.  The availability of this maximum amount is subject to limits based on our qualified collateral.  Subject to available collateral and lender participation, the maximum amount may be increased to $300,000.  The credit facility may be used for general business purposes and provides for the issuance of letters of credit.  Generally, no principal payments are due until maturity.  Borrowings under the credit facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters).  The annual interest rate for our credit facility was 4.5% as of September 30, 2014.  Pursuant to the credit facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the credit facility.

The credit facility requires us to maintain certain levels of collateral, limits our ability to incur debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge coverage ratio under certain circumstances and contains other customary covenants and conditions.  Our credit facility also requires that we furnish certain of our financial statements to our lenders within specified time periods.  The credit facility provides for the acceleration of principal and interest payments upon an event of default including, but not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the credit facility, and our default under certain contracts, including the HPT Leases and our business management and shared services agreement with RMR.

Our credit facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets and the amount available to us is determined by reference to a borrowing base calculation based on eligible collateral.  At September 30, 2014, a total of $141,213 was available to us for loans and letters of credit under the credit facility.  At September 30, 2014, there were no loans outstanding under the credit facility but we had outstanding $41,866 of letters of credit issued under that facility, securing certain purchases, insurance, fuel tax and other trade obligations.

Sources and Uses of Cash

At September 30, 2014, and December 31, 2013, we had cash and cash equivalents of $126,900 and $85,657, respectively.  The increase in our cash balance during the first nine months of 2014 was attributable to cash generated from our operations, including $44,975 of net working capital changes, that was partially offset by $80,609 used in investment activities.  Accounts receivable and accounts payable increased due to increased sales levels during the last part of September 2014, as compared to the last part of December 2013, as a result of the typically lower trucking activity during the December holiday season.

Investment Activities

Our business of operating high sales volume travel centers open 24 hours every day requires that we make regular capital investments in our business to maintain our competitiveness.  During nine months ended September 30, 2014, we made capital expenditures of $95,435, including $14,496 to improve the travel centers and businesses we acquired in 2011 through 2014.  During the first nine months of 2014 we purchased three locations for an aggregate of approximately $25,697.  As of September 30, 2014, we had entered into an agreement to purchase one travel center property and during the 2014 fourth quarter to date, we entered agreements to acquire two additional travel center properties, seven convenience stores with retail gas stations and a QSR for an aggregate amount of approximately $21,650.  We currently intend to continue our efforts to selectively acquire additional properties.

During the first nine months of 2014, we received $41,961 of proceeds from the sale to HPT of improvements we previously made to locations leased from HPT, and as a result our annual rent increased by $3,567, pursuant to the terms of our HPT Leases.  At September 30, 2014, our property and equipment balance included $26,172 of improvements of the type that we typically request that HPT purchase for an increase in rent; however, HPT is not obligated to purchase those assets.

Litigation Settlement

In January 2014, we reached a settlement with the plaintiffs in a long running litigation (for further details, see Note 7 to our condensed consolidated financial statements).  We made our related $10,000 payment in March 2014.

Off Balance Sheet Arrangements

As of September 30, 2014, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt and the indemnification obligations described below owed by an entity in which we own a minority interest.  We own a 40% interest in a joint venture, PTP, which owns travel centers and convenience stores that we operate.  These locations were encumbered by debt of approximately $16,797 as of September 30, 2014, that is secured by PTP’s real property and that matures in December 2018.  We account for our investment in PTP under the equity method of accounting and, therefore, we have not recorded a liability for this debt.  We are not directly liable for this debt, but the carrying value of our investment in this joint venture ($19,622 at September 30, 2014) could be adversely affected if PTP defaulted on this debt and PTP’s property was used to satisfy this debt.  Also, in connection with the loan agreement entered by PTP, we and Tejon, the owner of the majority interest in PTP, each agreed to indemnify the lender against liability from environmental matters related to PTP’s sites.

Related Party Transactions

Relationships with HPT, RMR and AIC

We have relationships and historical and continuing transactions with our Directors, our executive officers, HPT, RMR, AIC and other companies to which RMR provides management services and others affiliated with them.  For example: HPT is our former parent company, our principal landlord and our largest shareholder and RMR provides management services to both us and HPT; we, RMR, HPT and four other companies to which RMR provides management services, each currently own approximately 14.3% of AIC, and we and the other shareholders of AIC have property insurance in place pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts; and RMR, a company that employs our President and Chief Executive Officer, our Executive Vice President, Chief Financial Officer and Treasurer, our Executive Vice President and General Counsel, and both of our Managing Directors and which is majority owned by one of our Managing Directors, assists us with various aspects of our business pursuant to a business management and shared services agreement and provides building management services at our headquarters office building pursuant to a property management agreement.  For further information about these and other such relationships and related person transactions, please see Note 6 to our condensed consolidated financial statements, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our Proxy Statement for our 2014 Annual Meeting of Shareholders, or our Proxy Statement, and our other filings with the SEC, including Note 17 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with our related parties, including our leases and related amendments with HPT, our business management and shared services agreement and property management agreement with RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with HPT, RMR and AIC are on commercially reasonable terms.  We also believe that our relationships with HPT, RMR and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

Relationship with PTP

We own a 40% interest in PTP and operate the four locations that PTP owns.  Additional information regarding our relationship and transactions with PTP can be found above in “Off Balance Sheet Arrangements” and in Note 6 to our condensed consolidated financial statements, both of which are incorporated herein by reference.

Environmental and Climate Change Matters

At September 30, 2014, we had an accrued liability of $5,222 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,213, resulting in an estimated net amount of $4,009 that we expect to fund in the future.  We cannot precisely know the ultimate costs we will incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial condition or results of operations.

There have recently been severe weather events in different parts of the country that some observers believe to be evidence of global climate change.  Such severe weather that may result from climate change may have an adverse effect on individual properties we own, lease or operate.  We mitigate these risks by owning, leasing and operating a geographically diversified portfolio of properties, by procuring insurance coverage we believe adequate to protect us from material damages and losses and by attempting to monitor and be prepared for such events.  However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise will not have a material adverse effect on our business.

For further information about these and other environmental and climate change matters, see the disclosure under the heading “Environmental Matters” in Note 7 to our condensed consolidated financial statements, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. — “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, filed with the SEC on June 6, 2014.  Our exposure to market risks has not changed materially from that set forth in our Annual Report.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 and Rule 15d-15.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at September 30, 2014, as a result of the continuing existence of the material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report.  We determined that we had a material weakness in our internal controls over accounting for income taxes; specifically, our internal controls did not provide for timely and thorough reconciliation and review of the income tax accounts and related disclosures.  We also determined we had a material weakness in our internal controls due to a lack of sufficient personnel with requisite accounting competencies.  In addition, we identified deficiencies in both design and operating effectiveness of certain of our internal controls, which, when aggregated, represent a material weakness in our financial statement close process.

Remediation of Material Weakness in Internal Control over Financial Reporting

We are in the process of designing and implementing improved internal controls to remediate the material weaknesses that continued to exist as of September 30, 2014, as set forth above.

We have expanded the size of our accounting department, have hired experienced accounting and tax executives and other professionals into open positions and continue to recruit for remaining positions. In addition, we have engaged a prominent accounting firm (different from our independent public accountants) to assist us in our effort to improve the design, operation and documentation of our internal control over financial reporting, including with respect to income taxes and our financial statement close process.

Certain of the changes described above were in process as of September 30, 2014, but had not yet been completed, documented and tested.  We believe these changes to our control environment are responsive to the identified material weaknesses and we expect them to be in place and functioning by the end of 2014.  However, certain of the newly designed controls may not be in place for a sufficient period in 2014 to conclude that they are operating effectively as of December 31, 2014.

Changes in Internal Control over Financial Reporting

Except as described in this Item 4, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE:

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE INVESTED OR EXPECT TO INVEST $370.1 MILLION IN THE AGGREGATE SINCE THE BEGINNING OF 2011, TO ACQUIRE AND IMPROVE 33 TRAVEL CENTERS AND 31 CONVENIENCE STORES, THAT OUR EXPECTED FINANCIAL RESULTS FROM THESE ACQUIRED PROPERTIES ARE NOT YET FULLY REFLECTED IN OUR RESULTS OF OPERATIONS AND THAT WE BELIEVE THAT THE IMPROVEMENTS WE HAVE MADE AND PLAN TO MAKE AT OUR ACQUIRED TRAVEL CENTERS MAY CONTINUE TO IMPROVE THE FINANCIAL RESULTS AT THESE PROPERTIES IN THE FUTURE.  HOWEVER, ACTUAL RESULTS CAN VARY WIDELY DUE TO MANY FACTORS, SOME OF WHICH ARE OUTSIDE OUR CONTROL;

•                  THIS QUARTERLY REPORT STATES THAT THE OPERATIONS AT MANY SITES ACQUIRED SINCE THE BEGINNING OF 2011 HAVE NOT YET REACHED THE STABILIZED FINANCIAL RESULTS WE CURRENTLY EXPECT, THAT WE ESTIMATE THAT ACQUIRED TRAVEL CENTERS GENERALLY WILL REACH STABILIZATION IN APPROXIMATELY THE THIRD YEAR AFTER ACQUISITION AND THAT THE IMPROVEMENTS IN OUR OPERATING RESULTS FOR THE FIRST NINE MONTHS OF 2014 AS COMPARED TO THE SAME PERIOD IN 2013 ARE PARTIALLY ATTRIBUTABLE TO THE IMPROVED RESULTS AT RECENTLY ACQUIRED SITES.  THESE STATEMENTS MAY IMPLY THAT OUR EXPECTED STABILIZATION WILL IN FACT BE REALIZED AND WILL RESULT IN INCREASES IN NET INCOME IN THE FUTURE.  HOWEVER, OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO SUCCESSFULLY INTEGRATE NEW OPERATIONS INTO OUR EXISTING OPERATIONS AND OTHER FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL.  ALSO, OUR FUTURE NET INCOME WILL DEPEND UPON MANY FACTORS IN ADDITION TO THE RESULTS REALIZED FROM OUR ACQUIRED SITES; ACCORDINGLY, OUR FUTURE NET INCOME MAY NOT INCREASE BUT IT MAY DECLINE OR WE MAY EXPERIENCE LOSSES;

•                  THIS QUARTERLY REPORT STATES THAT THE 31 CONVENIENCE STORES WE ACQUIRED IN DECEMBER 2013 HAVE LIMITED NEED FOR NEAR TERM CAPITAL INVESTMENT AND THAT WE DO NOT EXPECT THOSE CONVENIENCE STORES TO REQUIRE A LENGTHY PERIOD TO ACHIEVE STABILIZED RESULTS. HOWEVER, THERE CAN BE NO ASSURANCE THAT THESE EXPECTATIONS WILL BE REALIZED.  THESE CONVENIENCE STORES MAY REQUIRE MORE CAPITAL IMPROVEMENTS THAN WE EXPECT AND WE MAY FAIL TO ACHIEVE ANTICIPATED STABILIZED RETURNS WITHIN THE TIME EXPECTED OR AT ALL;

•                  THIS QUARTERLY REPORT REFERENCES ACQUISITIONS THAT HAVE BEEN AGREED BUT THAT HAVE NOT BEEN COMPLETED AS OF THE DATE OF THIS QUARTERLY REPORT.  IMPLICATIONS OF THIS STATEMENT MAY BE THAT THESE ACQUISITIONS WILL BE COMPLETED AND THAT THEY MAY INCREASE OUR FUTURE PROFITS.  HOWEVER, THESE ACQUISITIONS ARE SUBJECT TO CONDITIONS AND MAY NOT BE COMPLETED OR MAY BE DELAYED OR THEIR TERMS MAY CHANGE.  MOREOVER, ACQUISITIONS AND MANAGING AND INTEGRATING ACQUIRED OPERATIONS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED AND INVOLVE RISKS OF FINANCIAL LOSSES.  CHANGES OF OWNERSHIP FREQUENTLY RESULT IN PERSONNEL CHANGES AND IN REQUIREMENTS FOR NEW SUPPLY AND SALES ARRANGEMENTS.  THESE OR OTHER FACTORS MAY RESULT IN WEAKER FINANCIAL PERFORMANCE THAN EXPECTED OR FINANCIAL LOSSES.  WE MAY NOT OPERATE OUR ACQUIRED PROPERTIES AS PROFITABLY AS WE NOW EXPECT;

•                  THIS QUARTERLY REPORT STATES THAT WE AND HPT ARE CHALLENGING THE VDOT VALUATION OF THE PROPERTY WE LEASED FROM HPT AND OPERATE IN ROANOKE, VA, THAT WAS TAKEN BY EMINENT DOMAIN PROCEEDINGS BY THE VDOT.  THE IMPLICATION OF THIS STATEMENT MAY BE THAT WE AND HPT WILL RECOVER ADDITIONAL AMOUNTS FROM VDOT THAT WOULD FURTHER

REDUCE OUR RENT PAYABLE TO HPT AND/OR PROVIDE US A CASH PAYMENT.  HOWEVER, WE MAY NOT BE SUCCESSFUL IN OUR CHALLENGE AND WE EXPECT THAT THE ULTIMATE RESOLUTION OF THIS MATTER WILL TAKE A PROLONGED PERIOD OF TIME;

•                  WE STATE IN THIS QUARTERLY REPORT OUR CURRENT OBSERVATIONS OF ECONOMIC AND INDUSTRY CONDITIONS AND OUR BELIEFS THAT WHILE RECENT ECONOMIC DATA HAS BEEN GENERALLY POSITIVE, THE STRENGTH AND SUSTAINABILITY OF ANY ECONOMIC EXPANSION IS UNCERTAIN.  IMPROVEMENTS, IF ANY, IN THE U.S. ECONOMY, IN GENERAL, OR IN THE TRUCKING OR TRAVEL CENTER INDUSTRIES SPECIFICALLY, MAY NOT CONTINUE, AND OUR FUEL AND NONFUEL SALES VOLUMES AND MARGINS MAY DECLINE;

•                  OUR ENVIRONMENTAL LIABILITY MAY BE GREATER THAN WE CURRENTLY ANTICIPATE.  LEGISLATION AND REGULATION REGARDING CLIMATE CHANGE, INCLUDING GREENHOUSE GAS EMISSIONS, AND OTHER ENVIRONMENTAL MATTERS MAY BE ADOPTED, ADMINISTERED OR ENFORCED DIFFERENTLY IN THE FUTURE AND ANY SUCH CHANGES, THE MARKET REACTION TO THOSE CHANGES, OR ANY CLIMATE CHANGES COULD ADVERSELY IMPACT OUR OPERATIONS, CAUSE US TO EXPEND SIGNIFICANT AMOUNTS AND CAUSE OUR BUSINESS AND FINANCIAL CONDITION TO DECLINE MATERIALLY;

•                  THIS QUARTERLY REPORT REFERS TO OUR GROWTH STRATEGY OF SELECTIVELY ACQUIRING ADDITIONAL PROPERTIES AND BUSINESSES.  THE IMPLICATIONS OF THIS STATEMENT MAY BE THAT WE WILL BE ABLE TO IDENTIFY AND COMPLETE ADDITIONAL ACQUISITIONS.  HOWEVER, WE MAY NOT SUCCEED IN ACQUIRING OTHER PROPERTIES;

•                  THIS QUARTERLY REPORT STATES THAT OUR BUSINESS REQUIRES REGULAR CAPITAL EXPENDITURES.  THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT.  SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND THE PROCEEDS FROM OUR SALES OF IMPROVEMENTS, IF ANY, TO HPT MAY BE LESS THAN ANTICIPATED.  CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO COMPLETE IN THE FUTURE, AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, DEMANDS OF OUR CUSTOMERS, ACQUISITIONS OR OTHER MATTERS, MAY ARISE AND CAUSE US TO SPEND MORE OR LESS THAN CURRENTLY ANTICIPATED.  SOME CAPITAL PROJECTS TAKE MORE TIME TO COMPLETE THAN ANTICIPATED.  AS A RESULT OF MARKET CONDITIONS OR CAPITAL CONSTRAINTS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE;

•                  THIS QUARTERLY REPORT STATES THAT WE HAD $126.9 MILLION OF CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 2014, THAT THERE WERE NO LOANS OUTSTANDING UNDER OUR BANK CREDIT FACILITY AS OF THAT DATE, THAT DURING THE FIRST NINE MONTHS OF 2014, WE RECEIVED $42.0 MILLION FROM HPT FOR SALES TO HPT OF QUALIFYING IMPROVEMENTS, THAT WE EXPECT TO SELL TO HPT ADDITIONAL IMPROVEMENTS WE HAVE MADE, THAT WE MAY REQUEST TO SELL TO HPT ADDITIONAL CAPITAL IMPROVEMENTS WE MAY MAKE IN THE FUTURE TO THE PROPERTIES WE LEASE FROM HPT, REFERENCES OUR POTENTIAL ISSUANCES OF NEW DEBT AND EQUITY SECURITIES AND STATES THAT WE MAY FINANCE OR SELL UNENCUMBERED REAL ESTATE THAT WE OWN.  THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL LIQUIDITY.  IN FACT, OUR REGULAR OPERATIONS REQUIRE LARGE AMOUNTS OF WORKING CASH.  AS OF  SEPTEMBER 30, 2014, $41.9 MILLION OF OUR BANK CREDIT FACILITY WAS USED TO PROVIDE LETTERS OF CREDIT TO OUR SUPPLIERS, INSURERS AND TAXING AUTHORITIES AND WE HAVE COLLATERALIZED OUR BANK FACILITY WITH SUBSTANTIALLY ALL OF OUR CASH, ACCOUNTS RECEIVABLE, INVENTORIES, EQUIPMENT AND INTANGIBLE ASSETS.  IN ADDITION, OUR BUSINESS REQUIRES US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS, HPT IS NOT OBLIGATED TO PURCHASE THE IMPROVEMENTS WE MAY REQUEST AND WE ARE OBLIGATED TO PAY ADDITIONAL RENT TO HPT FOR CAPITAL IMPROVEMENTS IT ACQUIRES FROM US, WE MAY BE UNABLE TO SELL ADDITIONAL DEBT OR EQUITY SECURITIES IN THE FUTURE, AND WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY;

•                  THIS QUARTERLY REPORT STATES SOME OF OUR BELIEFS WITH RESPECT TO CERTAIN PENDING LITIGATION.  THESE STATEMENTS MAY IMPLY THAT WE WILL PREVAIL IN OUR LITIGATION OR SUCCESSFULLY SETTLE THE REFERENCED MATTERS.  IN FACT, WE MAY BE UNABLE TO PREVAIL IN

OUR PENDING LITIGATION OR COMPLETE SETTLEMENTS AND ANY SETTLEMENTS OR ADVERSE RULINGS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.  ALSO, THE LEGAL AND OTHER EXPENSES WE MAY INCUR IN CONNECTION WITH LITIGATION WILL DEPEND, IN PART, UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL.  OUR LITIGATION COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS;

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200 MILLION.  HOWEVER, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORIES THAT VARY IN AMOUNT FROM TIME TO TIME.  ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200 MILLION.  FOR EXAMPLE, WE HAD $141.2 MILLION OF BORROWING AND LETTER OF CREDIT AVAILABILITY UNDER OUR CREDIT FACILITY AS OF SEPTEMBER 30, 2014, OF WHICH $41.9 MILLION WAS UTILIZED FOR OUTSTANDING LETTERS OF CREDIT.  ALSO, THIS QUARTERLY REPORT STATES THAT THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION.  IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY NEED OR WANT TO DO SO;

•                  THIS QUARTERLY REPORT STATES THAT WE ARE IN THE PROCESS OF DESIGNING AND IMPLEMENTING IMPROVED INTERNAL CONTROL OVER FINANCIAL REPORTING TO REMEDIATE THE MATERIAL WEAKNESSES THAT EXISTED AS OF DECEMBER 31, 2013, AND SEPTEMBER 30, 2014, AND THAT WE EXPECT THE CHANGES TO OUR CONTROL ENVIRONMENT TO BE IN PLACE AND FUNCTIONING BY THE END OF 2014.  HOWEVER, WE MAY NOT BE SUCCESSFUL IN OUR REMEDIATION EFFORTS, IT MAY TAKE US LONGER THAN EXPECTED TO HAVE THE CHANGES TO OUR CONTROL ENVIRONMENT IN PLACE AND FUNCTIONING AND TO COMPLETE THE REMEDIATION AND WE MAY DISCOVER OTHER MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING;

•                  WE EXPECT TO BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND OTHER COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES.  HOWEVER, THERE CAN BE NO ASSURANCE THAT WE WILL BENEFIT FINANCIALLY FROM THIS PARTICIPATION; AND

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

•                  ACQUISITIONS MAY SUBJECT US TO ADDITIONAL OR GREATER RISKS THAN OUR CONTINUING OPERATIONS, INCLUDING THE ASSUMPTION OF UNKNOWN LIABILITIES;

•                  FUTURE INCREASES IN FUEL PRICES MAY FURTHER REDUCE THE DEMAND FOR THE PRODUCTS AND SERVICES THAT WE SELL BECAUSE HIGH FUEL PRICES MAY ENCOURAGE FUEL CONSERVATION, DIRECT FREIGHT BUSINESS AWAY FROM TRUCKING OR OTHERWISE ADVERSELY AFFECT THE BUSINESS OF OUR CUSTOMERS.  SOME OF THESE FACTORS MAY OCCUR OR CONTINUE EVEN IF FUEL PRICES DO NOT INCREASE OR DECLINE;

•                  OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO MAINTAIN THE CURRENT CREDIT TERMS FOR OUR PURCHASES.  IF WE ARE UNABLE TO PURCHASE GOODS ON REASONABLE CREDIT TERMS, OUR REQUIRED WORKING CAPITAL MAY INCREASE AND WE MAY INCUR MATERIAL LOSSES.  IN TIMES OF RISING FUEL AND NONFUEL PRICES OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO INCREASE THE CREDIT AMOUNTS THEY EXTEND TO US, WHICH MAY INCREASE OUR WORKING CAPITAL NEEDS.  THE AVAILABILITY AND THE TERMS OF ANY CREDIT WE MAY BE ABLE TO OBTAIN ARE UNCERTAIN;

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

•                  OUR FAILURE TO TIMELY FILE OUR ANNUAL REPORT AND OUR QUARTERLY REPORTS ON FORMS 10-Q FOR THE QUARTERS ENDED MARCH 31, 2014, AND JUNE 30, 2014, AND OUR CONSEQUENT INABILITY TO USE OUR SHELF REGISTRATION STATEMENT ON FORM S-3 UNTIL WE HAVE BEEN CURRENT IN OUR FILINGS UNDER THE SECURITIES EXCHANGE ACT FOR A PERIOD OF NOT LESS THAN ONE YEAR MAY NEGATIVELY IMPACT OUR ABILITY TO ISSUE NEW DEBT AND EQUITY SECURITIES;

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

•                  AS A RESULT OF CERTAIN TRADING IN OUR SHARES DURING 2007, WE EXPERIENCED AN OWNERSHIP CHANGE AS DEFINED BY SECTION 382 OF THE INTERNAL REVENUE CODE, OR THE CODE; CONSEQUENTLY, WE MAY BE UNABLE TO USE SOME OR ALL OF OUR NET OPERATING LOSS GENERATED IN 2007 TO OFFSET FUTURE TAXABLE INCOME WE MAY GENERATE AND MAY OTHERWISE SUFFER LIMITATION OF TAX BENEFITS.  IF WE EXPERIENCE ADDITIONAL OWNERSHIP CHANGES, AS DEFINED IN THE CODE, OUR ABILITY TO USE OUR NET OPERATING LOSSES GENERATED AFTER 2007 COULD BE LIMITED OR ELIMINATED; AND

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

Part II. Other Information

Item 1.  Legal Proceedings (dollars in thousands)

There have been no material developments in the legal proceedings that we disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, or our First Quarter 10-Q.  For further information regarding these matters, see the disclosures under the headings “Environmental Matters” and “Legal Proceedings,” in Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report, which disclosures are incorporated herein by reference, Note 8 to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, in Note 8 to our condensed consolidated financial statements in the First Quarter 10-Q and Note 18 to our consolidated financial statements included in our Annual Report.

Item 1A.  Risk Factors

There have been no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed under the “Risk Factors” section of our Annual Report.

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

Exhibit 101.1

The following materials from TravelCenters of America LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.  (furnished herewith.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

	By:	/s/ Andrew J. Rebholz
November 10, 2014		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)