Form 10-K
period 2014-12-31
TRAVELCENTERS OF AMERICA LLC
filed 2015-03-13
CIK 1378453

Use these links to rapidly review the document

Table of Contents2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33274

TRAVELCENTERS OF AMERICA LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5701514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
24601 Center Ridge Road, Suite 200, Westlake, OH 44145-5639 (Address of Principal Executive Offices)
(440) 808-9100 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares	NYSE
8.25% Senior Notes due 2028	NYSE
8.00% Senior Notes due 2029	NYSE

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting common shares of beneficial ownership, no par value, or common shares, of the registrant held by non-affiliates was $276.5 million based on the $8.88 closing price per common share on the New York Stock Exchange on June 30, 2014. For purposes of this calculation, an aggregate of 3,116,588 common shares held directly by, or by affiliates of, the directors and the officers of the registrant, plus 3,420,000 common shares held by Hospitality Properties Trust, have been included in the number of common shares held by affiliates.

          Number of the registrant's common shares outstanding as of March 12, 2015: 38,345,358.

          References in this Annual Report on Form 10-K, to "TA", "TravelCenters", the "Company", "we", "us" and "our" include TravelCenters of America LLC and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014, OR THIS ANNUAL REPORT, CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS ANNUAL REPORT THAT MAY NOT OCCUR INCLUDE:

  •
  THIS ANNUAL REPORT STATES THAT WE HAVE INVESTED OR EXPECT TO INVEST $387.5 MILLION IN THE AGGREGATE SINCE THE BEGINNING OF 2011, TO ACQUIRE AND IMPROVE 34 TRAVEL CENTERS AND 31 GASOLINE STATIONS/CONVENIENCE STORES, THAT SOME PROPERTIES DO NOT PRODUCE STABILIZED FINANCIAL RESULTS UNTIL APPROXIMATELY THE THIRD YEAR AFTER ACQUISITION AND THAT THE IMPROVEMENTS IN OUR OPERATING RESULTS FOR 2014 AS COMPARED TO 2013 ARE PARTIALLY ATTRIBUTABLE TO THE IMPROVED RESULTS AT RECENTLY ACQUIRED SITES. THESE STATEMENTS MAY IMPLY THAT OUR EXPECTED STABILIZATION OF THE ACQUIRED SITES WILL IN FACT BE REALIZED AND WILL RESULT IN INCREASES IN NET INCOME IN THE FUTURE. MANY OF THE LOCATIONS WE HAVE ACQUIRED PRODUCED OPERATING RESULTS THAT CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO SUCCESSFULLY INTEGRATE NEW OPERATIONS INTO OUR EXISTING OPERATIONS AND OTHER FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL SUCH AS THE LEVEL OF DEMAND FOR OUR GOODS AND SERVICES ARISING FROM THE U.S. ECONOMY GENERALLY. ALSO, OUR FUTURE NET INCOME WILL DEPEND UPON MANY FACTORS IN ADDITION TO THE RESULTS REALIZED FROM OUR ACQUIRED SITES; ACCORDINGLY, OUR FUTURE NET INCOME MAY NOT INCREASE BUT INSTEAD MAY DECLINE OR WE MAY EXPERIENCE LOSSES;

  •
  THIS ANNUAL REPORT REFERENCES ACQUISITIONS THAT HAVE BEEN AGREED BUT THAT HAVE NOT BEEN COMPLETED AS OF THE DATE OF THIS ANNUAL REPORT AND TRAVEL CENTER GROUND UP DEVELOPMENTS UNDER CONSIDERATION FOR LAND PARCELS WE OWN. IMPLICATIONS OF THESE STATEMENTS MAY BE THAT THESE ACQUISITIONS AND DEVELOPMENT PROJECTS WILL BE COMPLETED AND THAT THEY MAY IMPROVE OUR FUTURE NET INCOME. HOWEVER, THESE ACQUISITIONS ARE SUBJECT TO CONDITIONS AND MAY NOT BE COMPLETED OR MAY BE DELAYED OR THEIR TERMS MAY CHANGE. THERE ARE MANY FACTORS THAT MAY RESULT IN OUR NOT BEING ABLE TO ACQUIRE AND RENOVATE ADDITIONAL TRAVEL CENTERS AT PRICES THAT ARE LESS THAN THEIR REPLACEMENT COST, INCLUDING COMPETITION FOR SUCH ACQUISITIONS FROM OTHER BUYERS, OUR INABILITY TO NEGOTIATE ACCEPTABLE PURCHASE TERMS AND THE POSSIBILITY THAT WE NEED TO USE OUR AVAILABLE FUNDS FOR OTHER PURPOSES. ALSO, WE MAY

    NOT SUCCEED IN IDENTIFYING AND/OR ACQUIRING OTHER TRAVEL CENTERS. IN ADDITION, WE MAY DETERMINE TO DELAY OR NOT PROCEED WITH OUR DEVELOPMENT PROJECTS. MOREOVER, MANAGING AND INTEGRATING ACQUIRED LOCATIONS AND DEVELOPMENT PROJECTS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED AND INVOLVE RISKS OF FINANCIAL LOSSES. WE MAY NOT OPERATE THESE ACQUIRED OR NEWLY DEVELOPED LOCATIONS AS PROFITABLY AS WE NOW EXPECT;

  •
  THIS ANNUAL REPORT REFERS TO OUR GROWTH STRATEGY OF SELECTIVELY ACQUIRING ADDITIONAL PROPERTIES AND BUSINESSES. THE IMPLICATIONS OF THIS STATEMENT MAY BE THAT WE WILL BE ABLE TO IDENTIFY AND COMPLETE ADDITIONAL ACQUISITIONS AND THAT ANY ACQUISITIONS WE MAKE WILL IMPROVE OUR PROFITABILITY. HOWEVER, WE MAY NOT SUCCEED IN ACQUIRING OTHER PROPERTIES AND ANY ACQUISITIONS WE MAKE MAY NOT IMPROVE OUR PROFITABILITY;

  •
  THIS ANNUAL REPORT STATES THAT OUR GROWTH STRATEGIES AND BUSINESS REQUIRE REGULAR AND SUBSTANTIAL CAPITAL INVESTMENT AND THAT WE ESTIMATE THAT DURING 2015 WE WILL MAKE SUSTAINING CAPITAL INVESTMENTS OF APPROXIMATELY $75 MILLION TO $85 MILLION TO OUR EXISTING LOCATIONS, SOME OF WHICH IS EXPECTED TO BE OF THE TYPE OF IMPROVEMENTS WE TYPICALLY REQUEST HOSPITALITY PROPERTIES TRUST, OR HPT, PURCHASE FROM US, AND CAPITAL INVESTMENTS FOR IMPROVEMENTS TO LOCATIONS WE ACQUIRED IN 2013 AND 2014 OR AGREED TO ACQUIRE THROUGH THE DATE OF THIS ANNUAL REPORT OF APPROXIMATELY $48 MILLION. THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT. SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND THE PROCEEDS FROM OUR SALES OF IMPROVEMENTS, IF ANY, TO HPT MAY BE LESS THAN ANTICIPATED. CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO COMPLETE IN THE FUTURE, AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, DEMANDS OF OUR CUSTOMERS, ACQUISITIONS OR OTHER MATTERS, MAY ARISE AND CAUSE US TO SPEND MORE OR LESS THAN CURRENTLY ANTICIPATED. SOME CAPITAL PROJECTS TAKE MORE TIME TO COMPLETE THAN ANTICIPATED. AS A RESULT OF MARKET CONDITIONS OR CAPITAL CONSTRAINTS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE. ADDITIONALLY, WE MAY BE UNABLE TO RAISE REASONABLY PRICED CAPITAL TO FUND SUCH INVESTMENTS FOR REASONS WHICH MAY BE BEYOND OUR CONTROL;

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

  •
  THIS ANNUAL REPORT STATES THAT WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200 MILLION, OR OUR CREDIT FACILITY. HOWEVER, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORIES THAT VARY IN AMOUNT FROM TIME TO TIME. ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200 MILLION. ALSO, THIS ANNUAL REPORT STATES THAT THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION. IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY NEED OR WANT TO DO SO;

  •
  THIS ANNUAL REPORT STATES THAT DURING 2014, WE RECEIVED $66.1 MILLION FROM HPT FOR SALES TO HPT OF QUALIFYING IMPROVEMENTS, THAT WE EXPECT TO SELL TO HPT ADDITIONAL IMPROVEMENTS WE HAVE MADE AND THAT WE MAY REQUEST TO SELL TO HPT ADDITIONAL CAPITAL IMPROVEMENTS WE MAY MAKE IN THE FUTURE TO THE PROPERTIES WE LEASE FROM HPT. IN ADDITION, OUR BUSINESS REQUIRES US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS. HPT IS NOT OBLIGATED TO PURCHASE THE IMPROVEMENTS WE MAY REQUEST AND WE ARE OBLIGATED TO PAY ADDITIONAL RENT TO HPT FOR CAPITAL IMPROVEMENTS IT ACQUIRES FROM US;

  •
  THIS ANNUAL REPORT STATES THAT WE AND HPT ARE CHALLENGING THE VIRGINIA DEPARTMENT OF TRANSPORTATION, OR VDOT, VALUATION OF THE PROPERTY WE LEASED FROM HPT AND OPERATE IN ROANOKE, VA, THAT WAS TAKEN BY EMINENT DOMAIN PROCEEDINGS BY THE VDOT. THE IMPLICATION OF THIS STATEMENT MAY BE THAT WE AND HPT WILL RECOVER ADDITIONAL AMOUNTS FROM VDOT THAT WOULD FURTHER REDUCE OUR RENT PAYABLE TO HPT AND/OR PROVIDE US A CASH PAYMENT. HOWEVER, WE MAY NOT BE SUCCESSFUL IN OUR CHALLENGE AND WE EXPECT THAT THE ULTIMATE RESOLUTION OF THIS MATTER WILL TAKE A CONSIDERABLE PERIOD OF TIME;

  •
  THIS ANNUAL REPORT STATES THAT WE MAY FINANCE OR SELL UNENCUMBERED REAL ESTATE THAT WE OWN. HOWEVER, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY; AND

  •
  THIS ANNUAL REPORT STATES OUR BELIEF THAT OUR CONTINUING RELATIONSHIPS WITH HPT, REIT MANAGEMENT & RESEARCH LLC, OR RMR, AFFILIATES INSURANCE COMPANY, OR AIC, AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

        THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

  •
  THE TREND TOWARDS IMPROVED FUEL EFFICIENCY OF MOTOR VEHICLE ENGINES AND OTHER FUEL CONSERVATION PRACTICES EMPLOYED BY OUR CUSTOMERS MAY CONTINUE TO REDUCE THE DEMAND FOR FUEL AND MAY ADVERSELY AFFECT OUR BUSINESS;

  •
  COMPETITION WITHIN THE TRAVEL CENTER AND CONVENIENCE STORE INDUSTRIES;

  •
  FUTURE INCREASES IN FUEL PRICES MAY FURTHER REDUCE THE DEMAND FOR THE PRODUCTS AND SERVICES THAT WE SELL BECAUSE HIGH FUEL PRICES MAY ENCOURAGE FUEL CONSERVATION, DIRECT FREIGHT BUSINESS AWAY FROM TRUCKING OR OTHERWISE ADVERSELY AFFECT THE BUSINESS OF OUR CUSTOMERS; AND SOME OF THESE EVENTS MAY OCCUR EVEN IF FUEL PRICES DO NOT INCREASE;

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

  •
  ACQUISITIONS OR PROPERTY DEVELOPMENT MAY SUBJECT US TO GREATER RISKS THAN OUR CONTINUING OPERATIONS, INCLUDING THE ASSUMPTION OF UNKNOWN LIABILITIES;

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

  •
  ACTS OF TERRORISM, GEOPOLITICAL RISKS, WARS, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS; AND

  •
  ALTHOUGH WE BELIEVE THAT WE BENEFIT FROM OUR CONTINUING RELATIONSHIPS WITH HPT, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES, ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH HPT, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY PRESENT A CONTRARY PERCEPTION OR RESULT IN LITIGATION.

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

TRAVELCENTERS OF AMERICA LLC
2014 FORM 10-K ANNUAL REPORT

PART I

Item 1.    Business

Business Overview

        We are a Delaware limited liability company and we operate and franchise 284 travel center and gasoline station/convenience store locations. Our customers include trucking fleets and their drivers, independent truck drivers and motorists. We offer a broad range of products and services, including diesel fuel and gasoline, truck repair and maintenance services, full service restaurants, more than 35 different brands of quick service restaurants, or QSRs, travel/convenience stores and various driver amenities. As of December 31, 2014, our business included 250 travel centers located in 43 states in the United States, or U.S., primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 174 operated under the "TravelCenters of America," "TA" or related brand names, or the TA brand, including 158 that we operated and 16 that franchisees operated, and 76 operated under the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand, including 62 that we operated and 14 that franchisees operated. Of our 250 travel centers at December 31, 2014, 37 are owned by us, 188 are leased or managed by us, including 183 that we leased from HPT, and 25 are owned or leased from others by franchisees.

        As of December 31, 2014, our business included 34 gasoline stations/convenience stores with retail gas stations in four states, primarily Kentucky, that we operate and whose primary customers are motorists. We acquired 31 of these stores in December 2013 and operate them under the brand name "Minit Mart." Of our 34 gasoline stations/convenience stores at December 31, 2014, we owned 27, we leased five, including one that we leased from HPT, and we operated two for a joint venture in which we own a noncontrolling interest.

        The U.S. travel center and truck stop industry in which we operate consists of travel centers, truck stops, diesel fuel outlets and similar properties. We believe that although the travel center and truck stop industry is highly fragmented generally, with in excess of 6,400 travel centers and truck stops in the U.S., the largest trucking fleets tend to purchase the majority of their fuel from us and our largest competitors. Many of our travel centers were originally developed years ago when prime real estate locations along the interstate highway system were more readily available than they are today, which we believe would make it difficult to replicate our business. We believe that our nationwide travel centers provide an advantage to large trucking fleets, particularly long haul trucking fleets, by enabling them to (i) take advantage of efficiencies associated with the fact that our travel centers provide a wide array of services for their equipment and their drivers and (ii) reduce the number of their suppliers by routing their trucks through our travel centers from coast to coast.

        As of December 31, 2014, we employed approximately 10,930 people on a full time basis and 10,800 people on a part time basis at our travel centers and gasoline stations/convenience stores and we employed an additional 700 people to support these locations. Thirty five of our employees at two travel centers are represented by unions. We believe that our relationship with our employees is satisfactory.

        We manage our business on the basis of one operating segment. Refer to the consolidated financial statements included in Item 15 of this Annual Report for revenue, operating profit and asset data and for information regarding the composition of our total revenues by type for each of the three years ended December 31, 2014. We have only a single travel center located in a foreign country, Canada, and the revenues and assets related to our operations in Canada are not material to us.

Our Growth Strategy

        Since 2011, part of our growth strategy has been to acquire additional travel center locations, and, since 2013, gasoline stations/convenience store locations. We currently intend to continue our efforts to selectively acquire additional properties. Our recent acquisitions and planned acquisitions are summarized below. For further information about our acquisitions, see Note 3 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report.

  •
  During 2015 to the date of this Annual Report, we entered agreements to acquire a parcel of vacant land, a travel center that we formerly leased and 19 gasoline stations/convenience stores for a total of $36.3 million in three transactions. During 2015 to the date of this Annual Report, we completed the purchase of a parcel of vacant land and a travel center that we formerly leased for an aggregate of $8.5 million. The remaining purchase agreement is subject to conditions and may not occur, may be delayed or the terms may change.

  •
  As of December 31, 2014, we had entered agreements to acquire two travel centers, 26 gasoline stations/convenience stores and a QSR for an aggregate of $41.4 million, and through the date of this Annual Report we completed the purchase of a travel center and 26 gasoline stations/convenience stores for $38.6 million.

  •
  During 2014, we acquired, for an aggregate amount of $28.7 million, four travel centers.

  •
  During 2013, we acquired, for an aggregate amount of $111.5 million, nine travel centers and the business of a franchisee at a travel center such franchisee had previously subleased from us and 31 gasoline stations/convenience stores.

  •
  During 2012, we acquired, for an aggregate amount of $52.1 million, 10 travel centers and the businesses of our franchisees at four travel centers that such franchisees previously had subleased from us.

  •
  During 2011, we acquired six travel centers and two properties ancillary to existing travel centers for an aggregate amount of $37.8 million.

        We own nine parcels of largely undeveloped land we believe may be suitable for developing as travel centers, including one that we acquired in January 2015. We have begun construction of travel centers on one of these parcels and plan to begin construction on three additional parcels during 2015; we may decide to build additional travel centers or other facilities on the other five parcels in the future. We occasionally consider purchasing properties for future development, and we expect to continue to do so in the future.

        We believe that in addition to growing our business through our acquisitions and development plans, we have opportunities to increase revenues and profits through continued investment in our existing properties, including continuing the renovations and stabilization of operations at locations we acquired since 2010. Recent investments in our existing properties have included projects such as parking lot expansions, construction of additional truck repair bays, restaurant remodeling, the installation of additional QSR offerings, installation of diesel exhaust fluid, or DEF, and liquid natural gas, or LNG, dispensers for sale of those products, and expansion of our Reserve-It TM parking, RoadSquad®, RoadSquad ConnectTM and RoadSquad OnSite® offerings. Typical improvements we make at acquired travel centers include adding truck repair facilities and nationally branded QSRs, paving parking lots, replacing outdated fuel dispensers, installing diesel exhaust fluid dispensing systems, changing signage, installing point of sale and other information technology, or IT, systems and general building and cosmetic upgrades. The improvements to travel center properties we acquire are often substantial and require a long period of time to plan, design, permit and complete, and after completed then require a period of time to become part of our customers' supply networks and produce stabilized financial results. We estimate that the travel centers we acquire generally will reach financial stabilization in approximately the third year after acquisition, but the actual result can vary widely from this estimate due to many factors, some of which are outside our control. We also may consider other business opportunities that may complement or supplement our existing opportunities.

Our Locations

        Our typical travel center includes:

  •
  over 25 acres of land with parking for 189 tractor trailers and about 100 cars;

  •
  a full service restaurant and one or more QSRs that we operate as a franchisee under various brands;

  •
  a truck repair facility and parts store;

  •
  multiple diesel and gasoline fueling points, including DEF, at the diesel lanes; and

  •
  a travel/convenience store, game room, lounge and other amenities for professional truck drivers and motorists.

        Substantially all of our travel centers are full service sites located on or near an interstate highway exit and offer fuel and nonfuel products and services 24 hours per day, 365 days per year.

        As of December 31, 2014, our typical gasoline station/convenience store includes ten fueling positions and approximately 5,000 square feet of interior space offering merchandise and QSRs on approximately 2 acres of land. Most of our gasoline station/convenience stores are also open 24 hours per day, 365 days per year.

        Our locations offer a broad range of products and services designed to appeal to our customers, including:

  •
  Fuel.  We sell diesel fuel at separate truck fueling lanes at our travel centers. We also sell branded and unbranded gasoline at motorist fuel islands at our travel centers and gasoline station/convenience store locations. As of December 31, 2014, we offered branded gasoline at 260 of our 284 locations and unbranded gasoline at 12 of our locations (7 of which are operated by franchisees of ours). We did not offer gasoline at 12 of our locations.

  •
  Diesel Exhaust Fluid.  DEF is an additive that is required by most truck engines manufactured after 2010. As of December 31, 2014, we offered DEF from dispensers on the diesel fueling island at all of our travel centers.

  •
  Full Service Restaurants and QSRs.  Most of our travel centers have both full service restaurants and QSRs that offer customers a wide variety of nationally recognized branded food choices. The substantial majority of our full service restaurants are operated under our Iron Skillet® and Country Pride® brands and offer menu table service and buffets. We also operate 35 different brands of QSRs, including Arby's®, Burger King®, Dunkin' Donuts®, Godfather's Pizza®, Pizza Hut®, Popeye's Chicken & Biscuits®, Starbuck's Coffee®, Subway® and Taco Bell®. As of December 31, 2014, 218 of our travel centers included a full service restaurant, 192 of our travel centers and convenience stores offered at least one QSR, and there were a total of 360 QSRs in our 284 locations.

  •
  Truck Service.  Most of our travel centers have truck repair and maintenance facilities and we have plans to add truck repair and maintenance facilities to seven travel centers that were purchased in 2013 and 2014. Our 235 truck repair and maintenance facilities typically have between three and six service bays and are staffed by mechanics and service technicians employed by us or our franchisees. These shops generally operate 24 hours per day, 365 days per year, and offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes, wheel alignments and tire repair to specialty services such as diagnostics and repair of air conditioning, brakes and electrical systems. Our repair and maintenance services are generally covered by our warranty. Most of our truck repair and maintenance facilities provide some warranty work on Daimler Trucks North America, or

    Daimler, brand trucks through our participation in the Freightliner ServicePoint® and Western Star ServicePoint® programs, as described under the heading "Operations—Daimler Agreement" below.

    RoadSquad® is a roadside truck service program that operates 24 hours per day, seven days per week and includes a fleet of approximately 400 heavy duty emergency vehicles at our company operated sites. Our service trucks are positioned at our travel centers and centrally dispatched to assist customers with repairs when they are unable to bring their truck to our travel center due to a break down. RoadSquad ConnectTM is our centralized call center to dispatch our RoadSquad® vehicles and third party roadside service providers, and is designed to extend the geographic reach of RoadSquad®. RoadSquad ConnectTM includes service providers in 48 U.S. states and one Canadian province with a total of approximately 1,500 locations. We also offer truck and trailer repair services at customer facilities through a service program we refer to as RoadSquad OnSite®.

  •
  Travel Stores.  Our travel stores have a selection of over 4,300 items, including packaged food and snack items, beverages, non-prescription drug and beauty supplies, batteries, automobile accessories, and music and video products. Each travel store also has a "to go" bar offering fresh brewed coffee, hot dogs, prepared sandwiches and other prepared foods. Our travel stores in our travel centers also sell items specifically designed for the truck driver's "on the road" lifestyle, including laundry supplies, clothing, truck accessories and a variety of electronics.

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

  •
  a banking desk where drivers can cash checks and receive funds transfers from fleet operators;

  •
  wi-fi internet access;

  •
  a video game room;

  •
  a laundry area with washers and dryers;

  •
  private showers;

  •
  exercise facilities; and

  •
  areas designated for truck drivers only, including a theater or big screen television room with a video player and comfortable seating.

Operations

        Fuel.    We have numerous sources for our diesel fuel and gasoline supply, including nearly all of the major and large oil companies operating in the U.S. We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and generally are reset daily, and we sell fuel to our customers at prices that we establish daily or are indexed to market prices and reset daily. By establishing diesel fuel supply relationships with several alternate suppliers for most locations, we believe we are able to effectively create competition for our purchases among various diesel fuel suppliers. We also believe that purchasing arrangements with multiple diesel fuel suppliers may help us avoid product outages during times of diesel fuel supply disruptions. At some locations, however, there are very few suppliers for diesel fuel in that market and we may have only one viable supplier. We have single sources of supply for gasoline at each of our locations that offer branded gasoline; we generally purchase gasoline from multiple sources for our locations that offer unbranded gasoline. We offer biodiesel at a number of our travel centers and have a limited number of suppliers for this product at those sites. During 2014, we began selling LNG at one of our travel centers, during February 2015, we began selling LNG at a second site and we expect to add LNG offerings at certain additional travel centers during 2015. Shell is expected to be our sole supplier of LNG at these locations.

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

        Nonfuel products.    We have many sources for the large variety of nonfuel products that we sell. We have developed supply relationships with several suppliers of key nonfuel products, including Daimler for truck parts, Bridgestone Americas Tire Operations, LLC, Michelin North America, Inc. and The Goodyear Tire & Rubber Company for truck tires, McLane Company, Inc. for convenience store and tobacco products and ExxonMobil Oil Corporation for lubricants. We believe that our relationships with these and our other suppliers are satisfactory. We maintain two distribution centers to distribute certain nonfuel and nonperishable products to our locations using a combination of contract carriers and our fleet of trucks and trailers. We believe these distribution centers allow us to purchase, maintain and transport inventory and supplies at lower costs.

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

        Fuel cards.    Most of our trucking customers transact business with us by use of fuel cards, most of which are issued by third party fuel card companies. The fuel card industry has only a few significant participants, including Comdata Network, Inc., or Comdata, the largest issuer of fuel cards, WEX Inc. and Electronic Funds Source, LLC, or EFS.

Competition

Travel Centers

        Fuel and nonfuel products and services can be obtained by trucking companies and truck drivers from a variety of sources, including national and regional full service travel centers and pumper only truck stops, some of which are owned or franchised by large chains and some of which are independently owned and operated, and some large service stations. In addition, some trucking companies operate their own terminals to provide fuel and services to their own trucking fleets and drivers. Also, some of our competitors may have more resources than we do and vertically integrated fuel, fuel card and other businesses which may provide them competitive advantages. For all of these reasons and others, we can provide no assurance that we will be able to compete successfully

        Although there are in excess of 6,400 travel centers and truck stops in the U.S., we believe that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at the approximately 1,900 travel centers and truck stops that are located at or near interstate highway exits. Based on the number of locations, Pilot Travel Centers LLC, or Pilot, and Love's Travel Stops and Country Stores, Inc., or Love's, and we are the largest companies in our industry.

        We compete with other travel center and truck stop chains based primarily on diesel fuel prices. We also experience competition, to a lesser extent, from travel center chains and independent full service travel centers that are based on the quality, variety and pricing of the wide array of nonfuel product, service and amenities offerings. Our truck repair and maintenance facilities compete with the truck repair and maintenance facilities at Pilot and Love's locations. These two competitors have increased their respective numbers of truck repair and maintenance facilities over the past few years but do not have as large a chain of repair and maintenance facilities as we do and generally do not offer the breadth of services that we offer. For truck maintenance and repair services, we also compete with regional full service travel center and truck stop chains, full service independently owned and operated travel centers and truck stops, fleet maintenance terminals, independent garages, truck dealerships, truck quick lube facilities and other parts and service centers. We also compete with other full service restaurants, QSRs, mass merchandisers, electronics stores, drugstores and convenience stores. Some truck fleets own their own fuel, repair and maintenance facilities; however, we believe the long term trend has been toward a reduction in these facilities in favor of obtaining fuel, repair and maintenance services from third parties like us. We believe that we may be able to compete successfully because we offer consistent, high quality products and services in our nationwide chain of large full service travel centers that feature a large menu of truck maintenance and repair offerings, numerous diverse dining choices and large parking lots.

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

Convenience Stores

        The convenience store industry is highly competitive with ease of entry and constant change in the number and types of retailers offering the products and services similar to those we offer. Fuel, food, including prepared foods, and nonfood items similar or identical to those sold by us are generally available from various competitors in the communities we serve, including other convenience store chains, independent convenience store operators, supermarkets, drug stores, mass merchants, gasoline stations and other retail stores. We believe our stores compete principally with their local grocery stores, convenience stores, restaurants, and larger gasoline stations offering a more limited selection of grocery and food items for sale. We believe that we may have a competitive advantage in this market because at an average of approximately 5,000 square feet, our gasoline stations/convenience stores are larger than the average convenience store, which average approximately 2,700 square feet according to the National Association of Convenience Stores, enabling us to have a larger variety of product and service offerings.

Our Leases With HPT

        We have two leases with HPT, the TA Lease for 144 properties, and the Petro Lease for 40 properties. We refer to the Petro Lease and the TA Lease together as the HPT Leases. Two of our subsidiaries are the tenants under the leases, and we, and in the case of our TA Lease certain of our subsidiaries, guarantee the tenants' obligations under the leases. The following are summaries of the material terms of these leases, as amended.

        Term.    The TA Lease expires on December 31, 2022. The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each.

        Rent.    As of December 31, 2014, the TA Lease requires us to pay minimum rent to HPT in an amount of $163.4 million per year through December 31, 2022 and the Petro Lease requires us to pay minimum rent to HPT of $61.4 million through June 30, 2024. We may request that HPT purchase approved renovations, improvements and equipment additions we make at the leased properties, in return for an increase in our minimum annual rent equal to the amount paid by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. HPT is not required to purchase any improvements and we are not required to sell any improvements to HPT.

        Percentage Rent.    Effective January 2012 and 2013, we began to incur percentage rent payable to HPT under the TA Lease and the Petro Lease, respectively. In each case, the percentage rent equals 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased properties over base amounts. The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index. HPT has agreed to waive payment of the first $2.5 million of percentage rent that may become due under our Petro Lease; and through December 31, 2014, HPT has waived, in aggregate, $1.0 million of the $2.5 million of percentage rent to be waived.

        Deferred Rent.    We owe deferred rent to HPT in an aggregate amount $150 million, of which $107.1 million will be due and payable on December 31, 2022 and the remaining $42.9 million will be due and payable on June 30, 2024. Interest does not accrue on this deferred rent obligation, subject to exceptions. This deferred rent obligation may be accelerated by HPT and become due on an earlier date and interest shall begin to accrue thereon upon the occurrence of certain events, including a change of control of us.

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

        Indemnification and Insurance.    With limited exceptions, we indemnify HPT for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased properties. We generally must maintain commercially reasonable insurance. Our insurance coverage requirements include:

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

        Non-Economic Properties.    If during a lease term the continued operation of any leased property becomes non-economic in our reasonable determination and we and HPT cannot agree on an alternative use for the property, we may offer that property for sale, including the sale of HPT's interest in the property, free and clear of our leasehold interests. No sale of a property leased from HPT, however, may be completed without HPT's consent. In the event we obtain a bona-fide offer to purchase the property and HPT consents to the sale, the net sale proceeds received will be paid to HPT, exclusive of amounts associated with our personal property, which we can elect to sell to the buyers or keep, and the annual minimum rent payable shall be reduced. In the case of the TA Lease, this rent reduction will be, at HPT's option, either the amount of such proceeds times 8.5% or the fair market rental for such property as of the commencement date of the lease; in the case of the Petro Lease, this reduction will be the amount of such proceeds times 8.5%. If we obtain a bona-fide offer to purchase the property but HPT does not consent to the sale of the property, that property will no longer be part of the lease and the minimum rent will be reduced as if the sale had been completed at the amount offered. No more than a total of 15 properties subject to the TA Lease and no more than five properties subject to the Petro Lease may be offered for sale as non-economic properties during the applicable lease term.

        Arbitration.    Our leases with HPT also include arbitration provisions for the resolution of disputes, claims and controversies.

        For further information about the terms of the HPT Leases and related amounts, see Note 12 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report.

Relationships with Franchisees

        We have lease and franchise agreements with lessees and owners of travel centers. We collect rent and franchise, royalty and other fees under these agreements. As of December 31, 2014, 30 of our travel centers were operated by our franchisees. Five of these travel centers are leased by us from HPT and subleased by us to a franchisee. Twenty five of these travel centers are owned, or leased from others, by our franchisees. As of December 31, 2014, one franchisee operated four travel centers, two operated two travel centers, and 22 operated one travel center each. The table below summarizes by state information as of December 31, 2014, regarding branding and ownership of the travel centers our franchisees operate. Similar information for the locations we operate is included in Item 2 of this Annual Report.

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

        Term of Agreement.    The initial term of a franchise agreement is generally ten to fifteen years. Our TA franchise agreements generally provide for two five year renewals on the terms then being offered to prospective franchisees at the time of the franchise renewal and our Petro franchise agreements generally provide for two five year renewals on the same terms and conditions as the expiring agreements. As of December 31, 2014, our franchise agreements had an average remaining term excluding renewal options of five years and an average remaining term including renewal options of 11 years.

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

        Restrictive Covenants.    Generally our franchisees may not operate any travel center or truck stop related business under a franchise agreement, licensing agreement or marketing plan or system of another person or entity. If the franchisee owns the franchised premises, generally for a two year period after expiration or earlier termination of our franchise agreement the franchisee may not operate the premises under a competitive brand.

        Nonfuel Product Offerings.    Franchisees are required to operate their travel centers in conformity with guidelines that we establish and offer any products and services that we deem to be a standard products or services in our travel centers.

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

Franchisee Sublease Agreements

        In addition to franchise fees, we also collect rent from franchisees who sublease their respective travel centers from us. At December 31, 2014, there were five such subleased franchisee travel centers. The current terms of the five sublease agreements end between June and September 2017. Four of the five remaining subleases have one renewal option for an additional five year period; the fifth sublease has no further renewal options. The subleases require that the franchisees notify us of their intent to renew the sublease at least 90 days but not more than 180 days prior to the expiration of the current term. Among other things, renewal is contingent upon the franchisee not being in default under the expiring sublease and executing our then current form of sublease, the terms of which may differ from the expiring sublease, including without limitation, increased rent.

Regulatory Environment

Environmental Regulation

        Extensive environmental laws regulate our operations and properties. These laws may require us to investigate and clean up hazardous substances, including petroleum or natural gas products, released at our owned and leased properties. Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance. We use both underground storage tanks and above ground storage tanks to store petroleum products, natural gas and waste at our locations. In addition, our travel centers and gasoline stations/convenience stores also include fueling areas and truck repair and maintenance facilities. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could adversely impact our business. While the costs of our environmental compliance in the past have not had a material adverse impact on us, it is not possible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future. Under the terms of our leases, we generally have agreed to indemnify HPT for any environmental liabilities related to properties that we lease from HPT and we are required to pay all environmental related expenses incurred in the operation of these properties.

        For further information about these and other environmental and climate change matters, see the disclosure under the heading "Environmental Contingencies" in Note 13 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report. In addition, for more information about these environmental and climate change matters and about the risks which may arise as a result, see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements," Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis—Environmental and Climate Change Matters."

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

Gaming Regulation

        As a result of our involvement in gaming operations through certain of our subsidiaries, we and such subsidiaries, which we refer to as our licensed subsidiaries, are currently subject to gaming regulations in Illinois, Louisiana, Montana and Nevada. Requirements under gaming regulations vary by jurisdiction but include, among other things:

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

  •
  specified reporting requirements.

        Holders of beneficial interests in our voting securities are subject to licensing or suitability investigations by the relevant gaming authorities under various circumstances including, generally, the attainment of certain levels of ownership of a class of voting securities, or involvement in the gaming operations of or influence over us or our licensed subsidiaries. Persons or entities seeking to acquire control over us or over operation of the license are subject to prior investigation by and approval from the relevant gaming authorities. Any beneficial owner of our voting securities, regardless of the number of shares owned, may be required by a relevant gaming authority to file an application and have their suitability reviewed in certain circumstances, including if the gaming authority has reason to believe that such ownership of our voting securities would otherwise be inconsistent with its state's gaming laws. In some jurisdictions, the applicant must pay all costs of investigations incurred in connection with such investigations. Additionally, in the event of a finding by a relevant gaming authority that a person or entity is unsuitable to be an owner of our securities, such person would be prohibited from, among other things, receiving any dividend or interest upon such securities, exercising any voting right conferred through such securities or continuing to hold our securities beyond such period of time as may be prescribed by such gaming authority, managing the licensed business and, in some cases, the shareholder may be required to divest himself or itself of our voting securities.

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

Seasonality

        Our sales volumes are usually lower in the first and fourth quarters than the second and third quarters of each year. In the first quarter, the movement of freight by professional truck drivers and motorist travel are typically at their lowest levels of each calendar year. In the fourth quarter, freight movement is lower due to vacation time taken by professional truck drivers associated with the holiday season. While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent and certain other costs do not vary seasonally.

Intellectual Property

        We own the "Petro Stopping Centers" and "Minit Mart" names and related trademarks and various trade names used in our business such as RoadSquad®, RoadSquad ConnectTM, UltraOne®, Iron Skillet®, Reserve-ItTM and others. We have the right to use the "TA", "TravelCenters of America" and other trademarks historically used by our predecessor, which are owned by HPT, during the term of the TA Lease. We also license certain trademarks used in the operation of certain of our QSRs and gasoline stations/convenience stores and may in the future license trademarks to be used in the operation of one or more of our full service restaurants. We believe that these trademarks are important to our business, but that they could be replaced with alternative trademarks without significant disruption in our business except for changes in cost, which may be significant.

Internet Website

        Our internet website address is www.ta-petro.com. Copies of our governance guidelines, code of business conduct and ethics, our insider trading policy and our policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, TravelCenters of America LLC, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Any shareholder or other interested party who desires to communicate with our Independent Directors, individually or as a group, may do so by filling out a report on our website. Our Board of Directors also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our Board of Directors can be found on our website.

Item 1A.    Risk Factors

        Our business faces many risks. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the market prices of our equity or debt securities could decline. Investors and prospective investors should carefully consider the following risks, the risks referred to elsewhere in this Annual Report and the information contained under the heading "Warning Concerning Forward Looking Statements" before deciding whether to invest in our securities.

Risks Related to Our Business

Our operating margins are narrow.

        Our operating margins are low. Fuel sales comprise the majority of our revenues and in particular generate low gross margin percentages. A small percentage decline in our future revenues or increase in our future costs, especially revenues and costs and expenses related to fuel, may cause our profits to decline or us to incur losses. Historically, our fuel margins per gallon decline during periods of rising fuel prices. Further, fuel prices and sourcing have historically been volatile, which may increase the risk of declines in revenues or increases in costs. In recent prior years, during the U.S. economic recession and periods of historically high and volatile fuel prices, we realized large operating losses. Further shifts in customer demand for our products and services, or heightened competition could result in our operating margins narrowing and incurring operating losses.

Our financial results are affected by U.S. trucking industry economic conditions.

        The trucking industry is the primary customer for our goods and services. Demand for trucking services in the U.S. generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for our products and services typically declines. For example, in the recent past declines in housing construction led to less lumber and construction materials being shipped, and these reduced shipments were partly responsible for fewer customers and lower sales volumes at our travel centers. While the U.S. economy has been slowly growing since the recession ended in mid-2009, and trucking activity measures reflect growth in the trucking industry, the strength and sustainability of any economic recovery is uncertain.

We have a substantial amount of indebtedness and rent obligations, which could adversely affect our financial condition.

        Our indebtedness and rent obligations are substantial. The terms of our leases with HPT require us to pay all of our operating costs and generally fixed amounts of rent. During periods of business decline, our revenues and gross margins may decrease but our minimum rents due to HPT and the interest payable on our indebtedness do not decline. A decline in our revenues or an increase in our expenses may make it difficult or impossible for us to make payments of interest and principal on our debt or meet all of our rent obligations and could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease obligations or other purposes. Our substantial indebtedness and rent obligations may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to competitors that have lower debt levels. If we default under our HPT leases, we may be unable to continue our business. Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.

Fuel price increases and fuel price volatility negatively affect our business.

        Increasing fuel prices and fuel price volatility have several adverse impacts upon our business. First, high fuel prices result in higher truck shipping costs. This causes shippers to consider alternative means for transporting freight, which reduces trucking business and, in turn, reduces our business. Second, high fuel prices cause our trucking customers to seek cost savings throughout their businesses. This has resulted in the implementation by many of our customers of measures to conserve fuel, such as lower maximum driving speeds and reduced truck engine idling, which measures reduce total fuel consumption and in turn reduce our fuel sales. Third, higher fuel prices may result in less disposable income for our customers to purchase our nonfuel goods and services. Fourth, higher and more volatile fuel commodity prices increase the working capital needed to maintain our fuel inventories and receivables, and this increases our costs of doing business. Further, increases in fuel prices may place us at a cost disadvantage to our competitors that may have larger fuel inventories or forward contracts executed during periods of lower fuel prices. If fuel commodity prices or fuel price volatility increase, our financial results may not improve and may worsen.

Increasing truck fuel efficiency may adversely impact our business.

        Government regulation and the high cost of motor fuels are causing truck manufacturers and our trucking customers to focus on fuel efficiency. The largest part of our business consists of selling motor fuel. If our trucking customers purchase less motor fuel because their trucks are operated more efficiently, our financial results will decline unless we are able to sufficiently offset those declines by selling substitute or other products or services, gaining market share or increasing our gross margins per gallon of fuel sold on lower volumes of fuel sales. It is unclear whether we will be able to operate our travel centers profitably if the amount of motor fuels used by the U.S. trucking industry declines because of fuel use efficiencies. If and as truck fuel use efficiency continues to increase and if we are unable to sufficiently increase our sales of other products and services to gain market share or to increase our profit margins on lower fuel sales volumes, our profits may decline or we may incur losses.

Climate change and other environmental legislation and regulation and market reaction thereto may decrease demand for our major product, diesel fuel, and require us to make significant capital or other expenditures, which may adversely affect our business.

        Climate change legislation and regulation, including those addressing greenhouse gas emissions, and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our major product, diesel fuel, and may require us to make significant capital or other expenditures. Legislative and regulatory initiatives requiring increased truck fuel efficiency have accelerated in the U.S. and these mandates have and may continue to result in decreased demand for diesel fuel, which could have a material adverse effect on our business, financial condition and results of operations. Increased costs incurred by our suppliers as a result of climate change or other environmental legislation or regulation may be passed on to us in the prices we pay for our fuel supplies, but we may not be able to pass on those increased costs to our customers. Increased fuel costs resulting from these reasons would likely have similar effects on our business, operations and liquidity as discussed elsewhere regarding high fuel costs, including decreased demand for our fuel at our locations, increased working capital needs and decreased fuel gross margins. Further, legislation and regulations that limit carbon emissions may cause our energy costs at our locations to increase. Moreover, technological changes developed or changes in customer transportation or fueling preferences, including as a result of or in response to any such legislation, regulation or market reaction, may require us to make significant capital or other expenditures to adopt those technologies or to address those changed preferences and may decrease the demand for products and services sold at our locations. For example, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel, as well as President Obama's February 2014 order that his administration develop and implement new fuel efficiency standards for medium and heavy duty commercial trucks by March 2016, could negatively impact our business by making the fuel more expensive and causing our customers to buy less.

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

        Our business is subject to laws relating to the protection of the environment. The travel centers and gasoline stations/convenience stores we operate include fueling areas, truck repair and maintenance facilities and tanks for the storage and dispensing of petroleum products, natural gas, waste and other hazardous substances, all of which create the potential for environmental damage. As a result, we regularly incur environmental clean up costs. Environmental laws expose us to the possibility that we may become liable to reimburse governments or others for damages and costs they incur in connection with environmental hazards or liable for fines and penalties for failure to comply with environmental laws. We cannot predict what environmental legislation or regulations may be enacted or how existing laws or regulations will be administered or interpreted with respect to our products or activities in the future; more stringent laws, more vigorous enforcement policies or stricter interpretation of existing laws in the future could cause us to expend significant amounts or experience losses.

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

Our growth strategies and our travel centers and gasoline stations/convenience stores require regular and substantial capital investment. We may be unable to access the capital necessary to invest in our locations or fund acquisitions.

        Our growth strategies and business depend upon our ability to raise additional capital at reasonable costs to invest in our travel centers and gasoline stations/convenience stores and to fund acquisitions, investments that we believe are important to maintain our competitiveness. Our locations are open for business 24 hours per day, 365 days per year. Because of the nature and intensity of the uses of our locations, they require regular and substantial expenditures for maintenance and capital investments to remain functional and attractive to customers. Although we may request that HPT purchase future renovations, improvements and equipment at the travel centers that we lease from HPT, HPT is not obligated to purchase any amounts and such purchases only relate to improvements to facilities leased from HPT by us and not to facilities that we have acquired and own or to general business improvements, such as improvements to our information technology networks and systems, or IT systems.

        Because of the volatility in the availability of capital to businesses on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms or amount of our outstanding indebtedness, the terms or amount of our rent obligations or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and profits may decline and our growth strategies may fail.

The travel center industry is highly competitive and principally consists of a small number of large competitors.

        We believe that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at travel centers and truck stops that are located at or near interstate highway exits from us or our largest competitors. Based on the number of locations, Pilot, Love's, and we are the largest companies in our industry. Increased competition between the major competitors in the travel center and truck stop business could result in a reduction of our gross margins, which could negatively affect our profitability and our liquidity.

There is limited competition among third party fuel card companies.

        Most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies. The fuel card industry has only a few significant participants, including Comdata, the largest issuer of fuel cards, and EFS. If these large fuel card companies increase their transaction fees to us, we may not be able to recover the increased expense through higher prices to customers and we may be required to increase our investment in working capital, which could negatively affect our business.

The convenience store business is subject to intense competition.

        The convenience store industry in the U.S. and in the geographic areas in which we operate is highly competitive and fragmented with ease of entry and constant change in the number and types of retailers offering the products and services similar to those we provide. We compete with other convenience store chains, independent convenience stores, supermarkets, drugstores, discount clubs, motor fuel service stations, mass merchants, fast food operations and other similar retail outlets. In recent years, several non-traditional retailers, such as supermarkets, club stores and mass merchants, have begun to compete directly with convenience stores, particularly in the sale of motor fuel and their market share is expected to grow. Increased competition or new entrants to the industry could result in reduction of our gross margins. Additionally, a large number of our gasoline stations/convenience stores are in Kentucky, making our gasoline station/convenience store business particularly vulnerable to competition in Kentucky.

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

        We rely on IT systems, including the internet, to process, transmit and store electronic information, including financial records and personal identifying information such as employee and payroll data and workforce scheduling information, and to manage or support a variety of business processes, including our supply chain, retail sales, credit card payments and authorizations, financial transactions, banking and numerous other processes and transactions. We purchase some of the IT systems we use from vendors on whom our IT systems materially depend. We rely on commercially available and proprietary IT systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and credit information. In addition, the IT systems we use for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put payment card data at risk; and some of these IT systems are determined and controlled by the payment card suppliers and not by us. Although we have taken steps to protect and maintain the security of the IT systems we use and the data maintained in them, it is possible that our security measures will not prevent the improper functioning of or damage to the IT systems we use, or the improper access to such IT systems or disclosure of personally identifiable or confidential information, such as in the event of a cyber attack. Security breaches, including physical or electronic break ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any compromise or breach of our IT systems could cause material interruptions in our operations, damage our reputation, require significant expenditures to determine the severity and scope of the breach, subject us to material liability claims, material claims of banks and credit card companies or regulatory penalties, reduce our customers' willingness to conduct business with us and could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we have not adopted technologies to support chip and PIN credit and charge cards by the deadlines set by the credit card companies, those companies will not pay us for fraudulent transactions occurring at our locations with those companies' cards. Further, the failure of the IT systems we use to operate effectively, or problems we may experience with maintaining the IT systems we currently use or transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems.

Many of our labor costs cannot be easily reduced without adversely affecting our business.

        To maintain and manage our operations requires certain minimum staffing levels to operate our travel centers 24 hours per day, 365 days per year, and we attempt to manage our staffing so to avoid excess, unused capacity. As a result, it may be difficult for us to effect future reductions in our staff without adversely affecting our business prospects. Certain aspects of our business require higher skilled personnel, such as truck service technicians. Hiring, training and maintaining higher skilled personnel can be costly, particularly if turnover is high. Further, as we grow our business, particularly the aspects of our business that require higher skilled personnel, we may experience increased difficulty with staffing those positions with qualified personnel and may incur greater costs to do so. Also, certain opportunities for sales may be lost if staffing levels are reduced too much or if we are unable to maintain a sufficient number of higher skilled employees. In addition, costs for health care and other benefits, due to regulation, market factors or otherwise, may further increase our labor costs.

Our sales could be harmed if we or our suppliers, franchisors, licensors or franchisees become associated with negative publicity.

        We operate our travel centers nationwide and operate gasoline stations/convenience stores under a small number of brand names. We sell branded gasoline at most of our locations and many of our locations have QSRs operating under brands we do not own. In addition, we resell numerous other products we obtain from third parties. If the companies or brands associated with our products and offerings become associated with negative publicity, our customers may avoid purchasing these products and offerings, including at our locations, and may avoid visiting our locations because of our association with the particular company or brand. As noted elsewhere in this Annual Report, the control we may exercise over our franchisees is limited. Negative publicity or reputational damage relating to any of our franchisees may be imputed to our entire company and business. If we were to experience these or other instances of negative publicity or reputational damage, our sales and results of operations may be harmed.

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

Labor disputes or other events may arise that restrict, reduce or otherwise negatively impact the movement of goods in the United States, which may adversely impact parts of the trucking industry that are our customers and may adversely impact the financial results at travel centers we operate.

        A meaningful aspect of the U.S. trucking industry involves the movement of goods across the U.S. Events that restrict, reduce or otherwise negatively impact the movement of those goods may adversely impact the trucking industry. Recently, there have been extended labor disputes at U.S. west coast ports which slowed the loading and unloading of goods at those ports. A large percentage of the goods which are loaded and unloaded at those ports are transported to and from those ports by trucking companies, including some who are our customers. It was recently announced that a tentative agreement has been reached between the employer and the union at those ports to resolve these labor disputes; however, that agreement remains subject to ratification by both parties. Further, the backup of products that resulted from the labor disputes is expected to take an extended time to clear. To date these west coast labor disputes do not appear to have materially adversely impacted our business. However, if the agreements to resolve these labor disputes are not ratified or if other similar labor disputes or events that disrupt the transportation of goods across the U.S. arise and remain unresolved for a prolonged period, it is possible that our business may be materially and adversely affected and our ability to operate profitably travel centers and meet our rent obligations may be adversely affected.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

        The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting could result in misstatements of our results of operations, restatements of our financial statements or could otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

We may be unable to utilize our net operating loss carryforwards.

        Section 382 of the Code imposes limitations on the ability of a company taxable as a corporation that undergoes an "ownership change," as defined by the Code, to use its net operating loss carryforwards and certain other tax benefits and deductions to reduce its tax liability. If we experience an ownership change, our net operating loss and tax credit carryforwards, which currently are expected to be utilized to offset future taxable income, may be subject to limitations on usage or elimination. In 2009, our bylaws were amended to impose certain restrictions on the transfer of our shares in order to help us preserve the tax treatment of our net operating losses and other tax benefits (see below for a discussion of the risks related to our ownership limitations under the heading "Risks Arising from Certain Relationships of Ours and Our Organization and Structure").

Risks Related to Our Acquisition and Development Plans

Acquisitions may be more difficult, costly or time consuming than expected and the anticipated benefits of a particular transaction may not be fully realized.

        Travel centers that we acquire often require substantial improvements in order to be brought up to our standards, which improvements require an extended period of time to plan, design, permit and complete, often followed by a period of time to mature and become part of our customers' supply networks. We estimate that our travel center acquisitions generally will achieve stabilized financial results in approximately the third year after acquisition, but actual results can vary widely from this estimate. If improvements are more difficult, costly or time consuming than expected or if reaching maturity takes longer than expected or does not occur at all, our business, financial condition or results of operations could be negatively affected.

        Additionally, the success of any acquisition, including the realization of anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine the acquiree's business and ours. The renovation and integration may be more difficult, costly or time consuming than expected, may result in the loss of key employees or business disruption to us, or may adversely affect our ability to maintain relationships with customers, suppliers and employees or to fully achieve the anticipated benefits and cost savings of the acquisition. If we experience difficulties with the renovation and integration process for a particular acquisition, the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Renovation and integration efforts may also divert management attention and resources. These matters could have an adverse effect on us for an undetermined period after completion of a transaction.

We may not complete our planned travel center development projects within the time frame or for the investment we anticipate, or at all, and the anticipated benefits of the new travel centers may not be fully realized.

        Developing a new location is more risky than buying an existing and operating location. Our planned travel center development projects could be delayed or not completed or could require a greater investment of capital or management time, or both, than we expect. Additionally, if we design, plan, permit or construct a project but do not complete it, we may incur substantial costs without realizing any expected benefits. Also, the travel centers we construct may not generate the financial returns we anticipate.

Risks Arising from Certain Relationships of Ours and Our Organization and Structure

Our business is subject to possible conflicts of interest with HPT and Reit Management & Research LLC, or RMR.

        Our business is subject to possible conflicts of interest, as follows:

  •
  We have five Directors: one of whom, Barry M. Portnoy, also is a managing trustee of HPT, and Chairman, the majority owner and an employee of RMR, which provides management services to us and to HPT; one of whom, Arthur G. Koumantzelis, is a former trustee of HPT from prior to when we became a separate public company; one of whom, Lisa Harris Jones, is a member of a law firm that previously had provided professional services to RMR; and one of whom, Thomas M. O'Brien, is a former executive officer of HPT from before we became a separate public company as a result of our spin off from HPT in 2007. Further, Mr. Portnoy and two of our Independent Directors are members of the boards of trustees or boards of directors of other public companies to which RMR or its affiliates provides management services.

  •
  Mr. O'Brien, our President and Chief Executive Officer, Andrew J. Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, and Mark R. Young, our Executive Vice President and General Counsel, are also officers of RMR.

  •
  We lease a large majority of our travel centers from HPT.

  •
  RMR provides us business management and shared services pursuant to a business management and shared services agreement and property management services at our headquarters building pursuant to a property management agreement, and RMR provides business and property management services to HPT.

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

        In an agreement with HPT entered in 2007 in connection with our spin off from HPT, we granted HPT a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center with another party, and we granted HPT and other entities to which RMR provides management services a right of first refusal to acquire or finance any real estate of the types in which they invest before we do, which could limit our ability to purchase or finance our properties or properties we may wish to invest in or acquire in the future. Also, under this agreement we agreed not to take any action that might reasonably be expected to have a material adverse impact on HPT's ability to qualify as a real estate investment trust, or REIT.

        We believe that our historical and ongoing business dealings with HPT and RMR have benefited us and that, despite the foregoing possible conflicts of interest, the transactions we have entered with HPT and RMR since our creation as a separate public company have been commercially reasonable and not less favorable than otherwise available to us. Nonetheless, in the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident shareholder director nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with HPT, RMR, AIC, the other businesses and entities to which RMR provides management services, Barry Portnoy and other related parties of RMR may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention even if the action is unfounded.

We have significant commercial arrangements with RMR and HPT and we are dependent on those arrangements in operating our business.

        We are party to a business management and shared services agreement with RMR whereby RMR assists us with various aspects of our business. Most of the travel centers that we operate are leased by us, principally from HPT. As a result of these factors, we are dependent on our arrangements with RMR and HPT in operating our business and any adverse developments in those arrangements could have a material adverse effect on our business and our ability to conduct our operations.

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

        Our limited liability company agreement, or our LLC agreement, and bylaws contain separate provisions which prohibit any shareholder from owning more than 9.8% and 5% of the number or value of any class or series of our outstanding shares. The 9.8% ownership limitation in our LLC agreement is consistent with our contractual obligations with HPT to not take actions that may conflict with HPT's status as a REIT under the Code. The 5% ownership limitation in our bylaws is intended to help us preserve the tax treatment of our tax credit carryforwards, net operating losses and other tax benefits. We also believe these provisions promote good orderly governance. These provisions inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in our control or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our LLC agreement and bylaws may have a similar impact, including, for example, provisions relating to:

  •
  the division of our Directors into three classes, with the term of one class expiring each year;

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

  •
  requirements that shareholders comply with regulatory requirements (including Illinois, Louisiana, Montana and Nevada gaming and Indiana insurance licensing requirements) affecting us which could effectively limit share ownership of us, including in some cases, to 5% of our outstanding shares; and

  •
  requirements that any person nominated to be a Director comply with any clearance and pre-clearance requirements of state gaming or insurance licensing laws applicable to our business.

        In addition, the HPT Leases, our business management and shared services agreement with RMR and our Credit Facility each provide that our rights and benefits under those agreements may be terminated in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control, as defined in those agreements, without the consent of HPT, RMR or the lenders under the Credit Facility, respectively, and that pursuant to our shareholders agreement with respect to AIC, and the other shareholders of AIC may have rights to acquire our interests in AIC if such an acquisition occurs or if we experience some other change of control. In addition, our obligation to repay deferred rent then outstanding under our amended leases with HPT may be accelerated if, among other things, a Director not nominated or appointed by the then members of our Board of Directors is elected to our Board of Directors or if our shareholders adopt a proposal (other than a precatory proposal) not recommended for adoption by the then members of our Board of Directors. For these reasons, among others, our shareholders may be unable to realize a change of control premium for securities they own or otherwise effect a change of our policies or a change of our control.

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

        Our LLC agreement also generally requires us to indemnify, to the fullest extent permitted by law, our present and former Directors and officers, HPT, RMR, and the respective directors and officers of HPT and RMR for losses they may incur arising from claims or actions in which any of them may be involved in connection with any act or omission by such person or entity in good faith on behalf of or with respect to us. We also have similar obligations to our Directors and officers under individual indemnification agreements with such persons. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Directors and officers, HPT, RMR, and the respective directors and officers of HPT and RMR without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Directors and officers, HPT, RMR, and the respective directors, trustees and officers of HPT and RMR than might otherwise exist absent the provisions in our LLC agreement and our indemnification agreements or that might exist with other companies, which could limit our shareholders' recourse in the event of actions not in our shareholders' best interest.

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

        As of December 31, 2014, we have purchased substantially all of our property insurance in a program designed and reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. As of December 31, 2014, we, RMR and five other companies to which RMR provides management services each own 14.3% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may be insufficiently capitalized. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

The licenses, permits and related approvals for our operations may restrict ownership of us, or prevent or delay any change of control of us.

        We have locations in Illinois, Louisiana, Montana and Nevada which include gaming operations. As a result, we and our subsidiaries involved in these operations are subject to gaming regulations in those states. Under state gaming regulations, which can vary by jurisdiction:

  •
  shareholders whose ownership of our securities exceeds certain thresholds may be required to report their holdings to and to be licensed, found suitable or approved by the relevant state gaming authorities;

  •
  persons seeking to acquire control over us or over the operation of our gaming license are subject to prior investigation by and approval from the relevant gaming authorities;

  •
  persons who wish to serve as one of our Directors or officers may be required to be approved, found suitable and in some cases licensed, by the relevant state gaming authorities; and

  •
  the relevant state gaming authorities may limit our involvement with or ownership of securities by persons they determine to be unsuitable.

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

  •
  our historic policy to not pay cash dividends;

  •
  changes in our operating results;

  •
  issuances of additional common shares and sales of our common shares by holders of large blocks of our common shares, such as HPT or our officers or directors.

  •
  a lack of analyst coverage, changes in analysts' expectations and unfavorable research reports; and

  •
  general economic and industry trends and conditions.

        In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

Investors may not benefit financially from investing in our Senior Notes.

        The indenture under which the 8.25% Senior Notes due 2028, or the 8.25% Senior Notes, and the 8.00% Senior Notes due 2029, or the 8.00% Senior Notes, which we refer to collectively as the Senior Notes, were issued contains no financial covenants or other provisions that would afford the holders of the Senior Notes any substantial protection in the event we participate in a material transaction. In addition, the indenture does not limit the amount of indebtedness we may incur or our ability to pay dividends, make distributions or repurchase our common shares. Additionally, investors in our Senior Notes may be adversely affected as a result of the following:

  •
  the indenture under which the Senior Notes were issued does not contain financial covenants and does not limit the amount of indebtedness that we may incur;

  •
  the Senior Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness;

  •
  an active trading market for the Senior Notes may not be maintained or be liquid;

  •
  we depend upon our subsidiaries for cash flow to service our debt, and the Senior Notes are structurally subordinated to the payment of the indebtedness, lease and other liabilities and any preferred equity of our subsidiaries;

  •
  the Senior Notes are not rated;

  •
  redemption may adversely affect noteholders' return on the Senior Notes; and

  •
  an increase in market interest rates and other factors could result in a decrease in the value of the Senior Notes.

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

        Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with these covenants (or similar covenants contained in future financing agreements) could result in a default under our Credit Facility, indenture and other agreements containing cross default provisions, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. A default could permit lenders or holders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt and to terminate any commitments to lend. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the Senior Notes. In addition, a default under our Credit Facility or indenture would also constitute a default under the HPT Leases due to cross default provisions in the HPT Leases. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. If our indebtedness were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In such circumstances, we could be forced into bankruptcy or liquidation and, as a result, investors could lose their investment in our securities.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The table below summarizes by state information as of December 31, 2014, regarding branding and ownership of the properties we operate. Similar information for the locations our franchisees operate is included under the heading "Relationships with Franchisees" in Item 1 of this Annual Report.

	Brand Affiliation(1)					Ownership of Sites by:(1)
	TA(2)	Petro	Minit Mart(3)	Other Brands	Total	TA(2)	HPT	Joint Venture	Others(4)
Alabama	3	3	—	—	6	3	3	—	—
Arizona	5	2	—	—	7	1	6	—	—
Arkansas	2	2	—	—	4	—	4	—	—
California	9	6	—	—	15	2	9	4	—
Colorado	3	1	—	—	4	1	3	—	—
Connecticut	3	—	—	—	3	—	3	—	—
Florida	6	1	—	—	7	—	7	—	—
Georgia	6	3	—	—	9	1	8	—	—
Idaho	1	—	—	—	1	—	1	—	—
Illinois	7	2	—	—	9	2	7	—	—
Indiana	7	6	—	1	14	7	7	—	—
Iowa	2	—	—	—	2	1	1	—	—
Kansas	1	1	—	—	2	2	—	—	—
Kentucky	2	2	28	—	32	25	3	—	4
Louisiana	4	3	—	—	7	1	6	—	—
Maryland	3	—	—	—	3	—	3	—	—
Michigan	6	—	—	—	6	2	4	—	—
Minnesota	1	—	—	—	1	—	1	—	—
Mississippi	1	1	—	—	2	—	1	—	1
Missouri	4	1	—	—	5	—	5	—	—
Montana	1	—	—	—	1	1
Nebraska	2	1	—	—	3	—	3	—	—
Nevada	3	3	—	—	6	1	5	—	—
New Hampshire	1	—	—	—	1	—	1	—	—
New Jersey	3	1	—	—	4	—	4	—	—
New Mexico	5	2	—	—	7	—	6	—	1
New York	5	1	—	—	6	—	6	—	—
North Carolina	3	1	—	—	4	1	3	—	—
North Dakota	1	—	—	—	1	1
Ohio	9	4	—	1	14	—	14	—	—
Oklahoma	3	1	—	—	4	—	4	—	—
Oregon	2	1	—	—	3	—	3	—	—
Pennsylvania	8	2	—	—	10	1	9	—	—
Rhode Island	1	—	—	—	1	1	—	—	—
South Carolina	3	1	—	—	4	1	2	—	1
Tennessee	6	2	3	—	11	4	7	—	—
Texas	11	8	—	—	19	4	15	—	—
Utah	2	—	—	—	2	—	2	—	—
Virginia	3	—	—	—	3	—	3	—	—
Washington	1	1	—	—	2	—	2	—	—
West Virginia	2	—	—	—	2	—	2	—	—
Wisconsin	2	—	—	—	2	—	2	—	—
Wyoming	3	1	—	—	4	—	4	—	—
Ontario, Canada	1	—	—	—	1	1	—	—	—

Total	157	64	31	2	254	64	179	4	7

(1)
Includes only properties we operate and excludes properties operated by franchisees.

(2)
From December 31, 2014, through the date of this Annual Report we acquired two properties in South Carolina.

(3)
From December 31, 2014, through the date of this Annual Report we acquired one, six, 18 and one properties in Indiana, Kentucky, Minnesota and Wisconsin, respectively.

(4)
We lease these properties from, or manage these properties for, parties other than HPT.

Item 3.    Legal Proceedings

        The disclosure under the heading "Legal Proceedings" in Note 13 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Market information.    Since April 1, 2013, our common shares have been traded on the NYSE, under the symbol "TA". Prior to that, our common shares traded on what is now known as the NYSE MKT since 2007. Set forth below, for the periods indicated, are the high and low sales prices for our common shares as reported on the NYSE and the NYSE MKT, as applicable:

2014	High	Low
First Quarter	$9.80	$8.00
Second Quarter	$9.11	$7.18
Third Quarter	$11.85	$8.38
Fourth Quarter	$12.85	$8.37

2013	High	Low
First Quarter	$9.82	$4.75
Second Quarter	$12.50	$9.35
Third Quarter	$12.25	$7.35
Fourth Quarter	$11.17	$7.01

        The closing price of our common shares on the NYSE on March 12, 2015, was $13.40 per share.

        Holders.    As of March 12, 2015, there were 763 shareholders of record of our common shares.

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

        Recent sales of unregistered securities.    There were no sales of our unregistered securities by us during the fourth quarter of 2014.

        Issuer purchases of equity securities.    The following table provides information about our purchases of equity securities during the quarter ended December 31, 2014:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 2014	89,528	$10.37	$—	$—

Total	89,528	$10.37	$—	$—

(1)
During 2014, all common share purchases were made to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted common shares, which are repurchased by us based on their fair market value on the repurchase date.

Item 6.    Selected Financial Data

        The following table presents selected historical financial information for each of the last five fiscal years. The information set forth below with respect to fiscal years 2014, 2013 and 2012 was derived from, and should be read in conjunction with, the audited consolidated financial statements included elsewhere in this Annual Report. The information set forth below with respect to fiscal years 2011 and 2010 was derived from, and should be read in conjunction with, the audited consolidated financial statements included in our 2011 Annual Report on Form 10-K. The following information should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollars and gallons in thousands, except per share data)
Statement of Income and Comprehensive Income (Loss) Data:
Revenues:
Fuel	$6,149,449	$6,481,252	$6,636,297	$6,603,329	$4,790,659
Nonfuel	1,616,802	1,450,792	1,344,755	1,271,085	1,158,343
Rent and royalties from franchisees	12,382	12,687	14,672	14,443	13,479

Total revenues	7,778,633	7,944,731	7,995,724	7,888,857	5,962,481
Income (loss) from operations	113,640	21,190	41,470	32,400	(42,034)
Net income (loss)	60,969	31,623	32,198	23,574	(66,690)
Income (loss) per common share:
Basic and diluted	$1.62	$1.06	$1.12	$0.98	$(3.84)
Balance Sheet Data (end of period):
Total assets	$1,425,174	$1,257,282	$1,029,719	$1,016,531	$891,092
Sale-leaseback financing obligation, noncurrent portion(1)	82,591	83,762	82,195	97,765	99,960
Deferred rent obligation(2)	150,000	150,000	150,000	150,000	150,000
Senior Notes due 2028	110,000	110,000	—	—	—
Senior Notes due 2029	120,000	—	—	—	—
Other Operating Data:
Total fuel sold (gallons)(3)	2,024,790	2,034,929	2,039,960	2,087,416	2,036,756
Number of sites (end of period):
Company operated travel centers(4)	220	217	206	192	186
Company operated gasoline stations/convenience stores	34	34	4	4	4
Franchisee operated travel centers	5	5	6	10	10
Franchisee owned and operated travel centers	25	25	29	33	30

Total locations	284	281	245	239	230

Notes to Selected Financial Data

(1)
See Note 12 in Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for discussion of our sale-leaseback financing obligation.

(2)
The deferred rent obligation will be due and payable $107,085 in December 2022 and $42,915 in June 2024, and the obligation does not bear interest unless certain events provided under the applicable agreement occur.

(3)
Includes all fuel we sold, both at our retail locations and also on a wholesale basis including to a joint venture in which we own a noncontrolling interest but excludes the retail fuel sales at travel centers operated by our franchisees.

(4)
The number of company operated travel centers was revised for 2009 through 2012 to count separately gasoline stations/convenience stores that had previously been considered ancillary operations to nearby travel centers and counted as part of those travel centers.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

Overview

        The following discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report.

Executive Summary

        Our revenues and income are subject to material changes as a result of the market prices and availability of fuel. These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars and other military actions and variations in demand, which are often the result of changes in the macroeconomic environment. Over the past few years there has been significant volatility in the cost of fuel. During the first half of each 2014 and 2013, fuel prices generally trended downward after relatively sharp increases early in the year, ending at a somewhat lower price than at the start of the year. During the second half of 2014, fuel prices continued to decline and at the end of 2014 prices were approximately 40% below the prices experienced at the end of 2013. During 2012, fuel prices fluctuated as a result of economic concerns in Europe and tension in the Middle East, but at the end of 2012, were near the prices we experienced at the beginning of that year. Current economic forecasts reflect continued depressed prices for fuel; however, as noted above, various factors and events can cause fuel prices to change, sometimes suddenly and sharply. We generally are able to pass changes in our cost for fuel products to customers, but typically at a delay that may affect our fuel gross margins. Increased prices may also result in our customers reducing their purchases of fuel and nonfuel goods and services. Although other factors, such as competition, may have an effect, during periods of rising fuel commodity prices fuel gross margins per gallon tend to be lower than they otherwise may have been, and during periods of falling fuel commodity prices fuel gross margins per gallon tend to be higher than they otherwise may have been. Fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements. For more information about fuel market risks that may affect us and our actions to mitigate those risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" elsewhere in this Annual Report.

        We believe that recent U.S. economic data has been generally positive, but the strength and sustainability of any economic expansion is uncertain. The trucking industry is the primary customer for our goods and services. Freight and trucking demand in the U.S. historically generally reflects the level of commercial activity in the U.S. economy. During the period from 2012 through 2014, the U.S. economy slowly improved and the financial condition and activity level in the trucking industry similarly slowly improved; however, these improvements appear to be uneven and may not affect all market participants equally. Further, recent improvements in U.S. export activity have been driven in large part by increased sales of natural resources, such as coal, and by other products that typically are not transported by trucks; and, accordingly, such increased export activity has not resulted in proportional increases in trucking activity within the U.S.

        We believe that during 2014 and 2013, demand for fuel by trucking companies was negatively affected as compared to the prior year by technological innovations that permit, and regulatory changes that encourage, require or give rise to, improved fuel efficiency of motor vehicle engines and other fuel conservation practices. We believe these factors were significant drivers in the further decline of fuel sales volumes on a same site basis for 2014, compared to the prior year.

        Despite the year over year declines in fuel sales volumes, our fuel gross margins for 2014 significantly increased on a same site basis over the prior year. We believe the higher fuel margin per gallon in 2014 primarily was attributable to (i) the sharp decline in fuel prices we experienced during the second half of 2014, which declines were more rapid than declines in sale prices, (ii) our continued focus on managing our fuel sales pricing to balance sales volume and profitability, and (iii) the pricing under our fuel supply contracts, which favorably impacted our fuel purchase costs during periods of certain fuel market supply disruptions during the first quarter of 2014.

        The increase in income before taxes and income from equity investees during 2014, as compared to 2013, is largely due to an increase in fuel gross margin per gallon and the continued improvement of operations at sites we acquired in 2011 through 2014. Additionally, during the fourth quarter of 2014, we recognized a benefit in our fuel cost of goods sold related to the Tax Increase Prevention Act of 2014, which included the reinstatement, retroactive to January 1, 2014, of certain federal biodiesel and renewable energy tax credits.

        The increase in our net income for the year ended December 31, 2014, as compared to the prior year, was not as large as the increase in our income before income taxes and income from equity investees because our provision for income taxes for the year ended December 31, 2014, increased significantly as compared to prior years. For 2013 our benefit for income taxes was primarily the result of the $29,853 reversal of our valuation allowance on most of our deferred tax assets in the fourth quarter of 2013.

Factors Affecting Comparability

Recently Acquired Sites

        From the beginning of 2011 through December 31, 2014, we acquired 34 travel centers and 31 gasoline station/convenience stores. We invested $222,178 to acquire these 65 properties and, through December 31, 2014, have invested $124,296 to renovate and upgrade these acquired properties. We expect to invest an additional $41,023 to complete the renovation and upgrade of certain of the acquired properties. While the interest, depreciation, maintenance and similar expenses related to or resulting from our acquisition and ownership of these sites are reflected in our results for the periods since each acquisition, the returns we expect from these acquired properties are not yet fully reflected in our results of operations.

        We believe that the improvements we have made and plan to make at our recently acquired travel centers may continue to improve the financial results at these locations. Typical improvements we make at acquired travel centers include adding truck repair facilities and nationally branded QSRs, paving parking lots, replacing outdated fuel dispensers, installing diesel exhaust fluid dispensing systems, changing signage, installing point of sale and other IT systems and general building and cosmetic upgrades. The improvements to travel center properties we acquire are often substantial and require a long period of time to plan, design, permit and complete, and after completed then require a period of time to become part of our customers' supply networks and produce stabilized financial results. We estimate that the travel centers we acquire generally will reach financial stabilization in approximately the third year after acquisition, but the actual result can vary widely from this estimate due to many factors, some of which are outside our control.

        We acquired 31 gasoline station/convenience store properties for $67,922 on December 16, 2013. These gasoline stations/convenience stores are high volume fuel locations with larger interior space for merchandise and food offerings than typical convenience stores and had limited need for near term capital investment. We do not expect these gasoline stations/convenience stores to require a lengthy period to achieve stabilized financial results.

        The table below shows the number of properties we acquired by year, the amounts we have invested or currently expect to invest through and as of December 31, 2014, in these properties.

	Site Count	Cash Acquisition Cost(1)	Renovation Cost Incurred Through December 31, 2014	Estimated Renovation Cost to be Spent
Properties acquired in 2011	6	$36,333	$47,737	$—
Properties acquired in 2012	14	46,910	33,603	—
Properties acquired in 2013(2)	41	111,378	36,826	20,023
Properties acquired in 2014	4	27,557	6,130	21,000

Total	65	$222,178	$124,296	$41,023

(1)
Includes only cash amounts paid that were recorded as property and equipment or intangible assets. Excludes working capital assets and asset retirement obligation assets.

(2)
Includes 31 gasoline stations/convenience stores acquired in December 2013.

        The operations at many of the 34 travel centers acquired since the beginning of 2011 have not yet reached the stabilized levels we currently expect to achieve. As of December 31, 2014, these travel centers have been owned by us for an average of 26 months, and the planned renovations have been completed at 24 acquired travel centers for an average of 25 months. The 31 gasoline stations/convenience stores we acquired on December 16, 2013, did not require significant renovations at the time we acquired them.

        The table below shows the gross revenues in excess of cost of goods sold and site level operating expenses for the properties we began to operate for our own account since the beginning of 2011, whether by way of acquisition from franchisees or others or takeover of operations upon termination of a franchisee sublease, from the beginning of the period shown or the date we began to operate such property for our own account, if later. The amounts presented in the table below also reflect the other trends in our business described above, including with respect to the improved fuel gross margin.

	Revenues in Excess of Cost of Goods Sold and Site Level Operating Expenses
	Three Months Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
Properties acquired in 2011 (6 sites)	$5,505	$3,171	$17,234	$9,437
Properties acquired in 2012 (14 sites)	6,636	3,833	20,877	14,100
Properties acquired in 2013 (41 sites)(1)	5,369	1,254	19,330	2,941
Properties acquired in 2014 (4 sites)	2,205	—	2,885	—

Total	$19,715	$8,258	$60,326	$26,478

(1)
Includes 31 gasoline stations/convenience stores acquired in December 2013.

Summary of Site Counts

        The changes in the number of our sites and in their method of operation (company operated, franchisee leased and operated or franchisee owned and operated) can be significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our business during the past three years:

	Company Operated Travel Centers(1)	Franchisee Operated Travel Centers	Franchisee Owned and Operated Travel Centers	Total Travel Centers(1)	Company Operated Gasoline stations/ convenience stores(2)	Total Sites
Number of sites at December 31, 2011	192	10	33	235	4	239
2012 Activity:
Acquired sites	6	—	—	6	—	6
Acquisition of franchised travel centers	8	(4)	(4)	—	—	—

Number of sites at December 31, 2012	206	6	29	241	4	245
2013 Activity:
Acquired sites	6	—	—	6	31	37
Acquisition of franchised travel centers	4	(1)	(3)	—	—	—
Conversion of convenience store to travel center	1	—	—	1	(1)	—
Terminated franchised travel centers	—	—	(1)	(1)	—	(1)

Number of sites at December 31, 2013	217	5	25	247	34	281
2014 Activity:
Acquired sites	4	—	—	4	—	4
Site taken by eminent domain	(1)	—	—	(1)	—	(1)

Number of sites at December 31, 2014	220	5	25	250	34	284

(1)
Includes at each period presented two travel centers we operate that are owned by a joint venture in which we own a noncontrolling interest.

(2)
Includes at each period presented two gasoline stations/convenience stores we operate that are owned by a joint venture in which we own a noncontrolling interest.

        From December 31, 2014, through the date of this Annual Report, we acquired one additional travel center and 26 additional gasoline stations/convenience stores that we now operate. We currently intend to continue to selectively acquire additional travel centers and gasoline stations/convenience stores and to otherwise expand our business.

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

Results of Operations (dollars and gallons in thousands)

Year ended December 31, 2014 compared to December 31, 2013

        The following table presents changes in our operating results for the year ended December 31, 2014, as compared with the year ended December 31, 2013.

	Years Ended December 31,
				% Change
(dollars in thousands)	2014	2013	Change
Revenues:
Fuel	$6,149,449	$6,481,252	$(331,803)	(5.1)%
Nonfuel	1,616,802	1,450,792	166,010	11.4%
Rent and royalties from franchisees	12,382	12,687	(305)	(2.4)%

Total revenues	7,778,633	7,944,731	(166,098)	(2.1)%
Cost of goods sold (excluding depreciation)
Fuel	5,720,949	6,139,080	(418,131)	(6.8)%
Nonfuel	738,871	652,824	86,047	13.2%

Total cost of goods sold (excluding depreciation)	6,459,820	6,791,904	(332,084)	(4.9)%
Operating expenses:
Site level operating expenses	815,611	755,942	59,669	7.9%
Selling, general & administrative expense	106,823	107,447	(624)	(0.6)%
Real estate rent	217,155	209,320	7,835	3.7%
Depreciation and amortization expense	65,584	58,928	6,656	11.3%

Total operating expenses	1,205,173	1,131,637	73,536	6.5%

Income from operations	113,640	21,190	92,450	436.3%
Acquisition costs	1,160	2,523	(1,363)	(54.0)%
Interest expense, net	16,712	16,336	376	2.3%

Income before income taxes and income from equity investees	95,768	2,331	93,437	NM
(Provision) benefit for income taxes	(38,023)	26,618	64,641	NM
Income from equity investees	3,224	2,674	550	20.6%

Net income	$60,969	$31,623	$29,346	92.8%

        The following table presents our same site operating results for the year ended December 31, 2014, as compared to the year ended December 31, 2013.

	Years Ended December 31,
				% Change
(gallons and dollars in thousands)	2014	2013	Change
Number of company operated locations	205	205
Fuel:(1)
Fuel sales volume (gallons)	1,871,888	1,957,080	(85,192)	(4.4)%
Fuel revenues	$5,694,469	$6,238,801	$(544,332)	(8.7)%
Fuel gross margin	$398,780	$335,846	$62,934	18.7%
Fuel gross margin per gallon	$0.213	$0.172	$0.041	23.8%
Nonfuel:(1)
Nonfuel revenues	$1,482,059	$1,423,842	$58,217	4.1%
Nonfuel gross margin	$823,437	$783,513	$39,924	5.1%
Nonfuel gross margin percentage	55.6%	55.0%		60	b.p.
Total gross margin(1)	$1,222,217	$1,119,359	$102,858	9.2%
Site level operating expenses(1)	$762,259	$740,448	$21,811	2.9%
Site level operating expenses as a percentage of nonfuel revenues(1)	51.4%	52.0%		(60)	b.p.
Site level gross margin in excess of site level operating expenses(1)	$459,958	$378,911	$81,047	21.4%
Number of franchisee operated locations	30	30
Rent and royalty revenues	$12,318	$11,681	$637	5.5%

(1)
Includes amounts for locations that were company operated during the entirety of each of the periods presented.

        Revenues.    Revenues for 2014, were $7,778,633, which represented a decrease from 2013, of $166,098, or 2.1%, that resulted from a decrease in fuel revenue that was partially offset by an increase in nonfuel revenue.

        Fuel revenues for 2014, were $6,149,449, which represented a decrease of $331,803 or 5.1% from 2013. The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

(gallons and dollars in thousands)	Gallons Sold	Fuel Revenues
Results for 2013	2,034,929	$6,481,252
Decrease due to petroleum products price changes	—	(282,555)
Decrease due to same site volume changes	(85,192)	(261,776)
Increase due to locations opened	81,953	239,465
Decrease in wholesale fuel sales	(6,900)	(26,937)

Net change from prior year period	(10,139)	(331,803)

Results for 2014	2,024,790	$6,149,449

        Fuel revenue for the 2014 period reflected decreases in market prices for fuel, same site sales volume and wholesale fuel sales volumes as compared to the prior year period, which decreases were partially offset by increases in sales volume resulting from sites we acquired since January 1, 2013. On a same site basis, fuel sales volume for our company operated locations decreased by 85,192 gallons, or 4.4%, during 2014, compared to 2013. We believe that the effect of the new truck driver hours of service rules on miles driven and truck utilization, the trend of improved fuel efficiency of heavy truck engines and other fuel conservation efforts by trucking customers and our decision to avoid certain lower margin fuel sales all contributed to the decreased same site fuel sales volume. The decrease in wholesale fuel sales was primarily a result of our acquisition during the fourth quarter of 2013 of the operations of a franchised site that formerly purchased fuel from us.

        Nonfuel revenues for 2014, were $1,616,802, an increase of $166,010, or 11.4%, compared to 2013. The majority of the change between periods resulted from increases in revenues at sites we acquired since January 1, 2013, but also reflected a same site nonfuel revenue increase. On a same site basis for our company operated sites, nonfuel revenues increased by $58,217 or 4.1%, during 2014, compared to 2013. We believe this same site increase is attributable to the improved results at those sites we acquired during 2011 and 2012, as well as certain price increases and the favorable effects of certain of our marketing initiatives.

        Rent and royalty revenues for 2014, were $12,382, a decrease of $305, or 2.4%, compared to 2013. Rent and royalties decreased largely as a result of our acquisitions during 2013 of four franchise locations that we now operate, including one that we had subleased to a franchisee. This decrease was partially offset by increased rents that became effective during the second half of 2013 at the five sites we continue to sublease to franchisees and increased royalties at our continuing franchises.

        Cost of goods sold (excluding depreciation).    Cost of goods sold for 2014, was $6,459,820, a decrease of $332,084, or 4.9%, compared to 2013.

        Fuel cost of goods sold for 2014, was $5,720,949, a decrease of $418,131, or 6.8%, compared to 2013. The decrease in fuel cost of goods sold primarily resulted from the same factors as described above for fuel revenue. Fuel gross margin for 2014, was $428,500, compared to $342,172 during 2013. The fuel gross margin per gallon of $0.213 on a same site basis for 2014 was $0.041 per gallon higher than for 2013.

        On December 19, 2014, the Tax Increase Prevention Act of 2014 became law. Among other things, this law included the reinstatement, retroactive to January 1, 2014, and through December 31, 2014, of certain federal biodiesel and renewable energy tax credits. This tax credit had previously expired on December 31, 2013, and, accordingly, we did not recognize any benefit directly related to these tax credits in our operating results for the first nine months of 2014. The reinstatement of this credit entitled us to receive $6,898 of refunds related to certain fuel purchases made during 2014. We recognized this amount, net of our estimate of uncollectible amounts, as a reduction of our fuel cost of goods sold for 2014. During 2013, primarily in the first quarter, we recognized $3,887 as a reduction of our fuel cost of sales for similar tax credits retroactively reinstated for the year 2012, which tax credits had expired on December 31, 2011, and were not reinstated for the year 2012 until January 2013.

        Nonfuel cost of goods sold for 2014, was $738,871, an increase of $86,047, or 13.2%, compared to 2013. Nonfuel cost of goods sold increased primarily due to the same factors as described above for nonfuel revenues. Nonfuel gross margin for 2014 was $877,931, compared to $797,968 during 2013. Nonfuel gross margin was 54.3% and 55.0% of nonfuel revenues during 2014 and 2013, respectively. The nonfuel gross margin percentage decreased largely due to the mix of products and services sold as a result of our sites acquired in 2013 and 2014. On a same site basis, the nonfuel gross margin percentage improved to 55.6% from 55.0%.

        Site level operating expenses.    Site level operating expenses for 2014, were $815,611, an increase of $59,669, or 7.9%, compared to 2013. The increase in site level operating expenses was primarily due to the locations we acquired during 2013 and 2014.

        On a same site basis for our company operated sites, site level operating expenses increased by $21,811, or 2.9%, for 2014, compared to 2013, primarily due to labor costs that increased as the level of nonfuel sales grew and increased utilities expenses as a result of inclement weather experienced during the first quarter of 2014. Site level operating expenses as a percentage of nonfuel revenues on a same site basis for 2014 improved to 51.4%, compared to 52.0% in 2013. The decrease in site level operating expenses as a percentage of nonfuel revenues was due primarily to certain of our expenses being fixed in nature, or otherwise not varying directly with sales, so that increases in our revenues did not result in corresponding increases in those site level operating expenses.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for 2014 were $106,823, compared to $107,447 during 2013, a decrease of $624 or 0.6%. The decrease in selling, general and administrative expenses primarily was attributable to a $10,000 legal settlement expense in 2013 that did not recur in 2014, and the settlement of this and other litigation early in 2014 resulted in an additional $3,848 reduction in legal expense in 2014 versus 2013. This decrease was largely offset by increased audit fees, personnel costs and contractor fees. Audit expense increased $761 in connection with additional audit work in connection with the delayed filing of our Annual Report on Form 10-K for the year ended December 31, 2013. Personnel costs increased due to annual compensation increases, an increase in share based compensation expense as result of an increase in the market price of our shares, increased headcount in support of the growth in our business, including the acquisition of the Minit Mart gasoline stations/convenience stores in December 2013, and as a result of $508 of a planned transition bonus expense recognized and paid to certain Minit Mart corporate employees in connection with the acquisition of the Minit Mart sites. Contractor fees increased $4,617 largely due to fees paid in connection with completing our 2013 annual and 2014 quarterly financial reporting, and fees paid in connection with improving the design, operation and documentation of our internal control over financial reporting.

        Real estate rent expense.    Rent expense for 2014, was $217,155, an increase of $7,835, or 3.7%, compared to 2013 that is largely attributable to rent increases of $5,644 related to improvements we sold to HPT since January 1, 2013, and an increase of $934 for percentage rent recognized under the HPT Leases based on increases in 2014 fuel and nonfuel revenues over base amounts at the properties leased from HPT.

        Depreciation and amortization expense.    Depreciation and amortization expense for 2014, was $65,584, an increase of $6,656, or 11.3%, compared to 2013, that primarily resulted from the acquisitions and other capital investments we completed (and did not subsequently sell to HPT) since January 1, 2013.

        Income tax provision.    Our provision for income taxes was $38,023 and a benefit of $26,618 for the years ended December 31, 2014 and 2013, respectively. The income tax provision for 2014 reflects an effective tax rate of 38.2% which is higher than the U.S. federal statutory tax rate primarily due to the impact of state income taxes and various items recognized as expenses that are not deductible for income tax purposes, partially offset by the impact of federal tax credits and incentives. For 2013 our benefit for income taxes differed from the U.S. federal statutory tax rate primarily as a result of the reversal of our valuation allowance on most of our deferred tax assets in the fourth quarter of 2013. For further information regarding our income taxes, see Note 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.

Results of Operations (dollars and gallons in thousands)

Year ended December 31, 2013 compared to December 31, 2012

        The following table presents changes in our operating results for the year ended December 31, 2013, as compared with the year ended December 31, 2012.

	Years Ended December 31,
				% Change
(dollars in thousands)	2013	2012	Change
Revenues:
Fuel	$6,481,252	$6,636,297	$(155,045)	(2.3)%
Nonfuel	1,450,792	1,344,755	106,037	7.9%
Rent and royalties from franchisees	12,687	14,672	(1,985)	(13.5)%

Total revenues	7,944,731	7,995,724	(50,993)	(0.6)%
Cost of goods sold (excluding depreciation)
Fuel	6,139,080	6,310,250	(171,170)	(2.7)%
Nonfuel	652,824	599,474	53,350	8.9%

Total cost of goods sold (excluding depreciation)	6,791,904	6,909,724	(117,820)	(1.7)%
Operating expenses:
Site level operating expenses	755,942	698,522	57,420	8.2%
Selling, general & administrative expense	107,447	95,547	11,900	12.5%
Real estate rent	209,320	198,927	10,393	5.2%
Depreciation and amortization expense	58,928	51,534	7,394	14.3%

Total operating expenses	1,131,637	1,044,530	87,107	8.3%

Income from operations	21,190	41,470	(20,280)	(48.9)%
Acquisition costs	2,523	785	1,738	221.4%
Interest expense, net	16,336	8,873	7,463	84.1%

Income before income taxes and income from equity investees	2,331	31,812	(29,481)	(92.7)%
Benefit (provision) for income taxes	26,618	(1,491)	28,109	(1,885.2)%
Income from equity investees	2,674	1,877	797	42.5%

Net income	$31,623	$32,198	$(575)	(1.8)%

        The following table presents our same site operating results for the year ended December 31, 2013, as compared to the year ended December 31, 2012.

	Years Ended December 31,
				% Change
(gallons and dollars in thousands)	2013	2012	Change
Number of company operated locations	191	191
Fuel:(1)
Fuel sales volume (gallons)	1,865,018	1,924,646	(59,628)	(3.1)%
Fuel revenues	$5,945,639	$6,270,663	$(325,024)	(5.2)%
Fuel gross margin	$321,075	$319,840	$1,235	0.4%
Fuel gross margin per gallon	$0.172	$0.166	$0.006	3.6%
Nonfuel:(1)
Nonfuel revenues	$1,353,534	$1,318,581	$34,953	2.7%
Nonfuel gross margin	$744,940	$730,919	$14,021	1.9%
Nonfuel gross margin percentage	55.0%	55.4%		(40	)b.p.
Total gross margin(1)	$1,066,015	$1,050,759	$15,256	1.5%
Site level operating expenses(1)	$701,204	$679,237	$21,967	3.2%
Site level operating expenses as a percentage of nonfuel revenues(1)	51.8%	51.5%		30	b.p.
Site level gross margin in excess of site level operating expenses(1)	$364,811	$371,522	$(6,711)	(1.8)%
Number of franchisee operated locations	30	30
Rent and royalty revenues	$11,666	$10,483	$1,183	11.3%

(1)
Includes amounts for locations that were company operated during the entirety of each of the periods presented.

        Revenues.    Revenues for 2013, were $7,944,731, which represented a decrease from 2012, of $50,993, or 0.6%, primarily resulting from a decrease in fuel revenue that was partially offset by an increase in nonfuel revenue.

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

        The decrease in fuel revenue resulted largely from declines in same site sales volume and fuel volume sold on a wholesale basis to franchisees and from lower market prices for fuel, partially offset by sales volume growth at sites we acquired during 2012 and 2013. On a same site basis, fuel sales volume for our company operated locations decreased by 59,628 gallons, or 3.1%, during 2013, compared to 2012. We believe that the effect of the new regulatory truck driver hours of services rules on miles driven and truck utilization, the trend of improved fuel efficiency of heavy truck engines and other fuel conservation efforts by trucking customers and our decision to avoid certain lower margin fuel sales contributed to decreased same site fuel sales volume despite the slight and slow improvement in the U.S. economy during 2013. In addition, competitive pressures from other industry participants also negatively affected our fuel sales volume during 2013. The decreased level of sales volume to franchisees resulted from the sublease renewals we entered into with our franchisees in the second half of 2012 that eliminated the requirement that these subtenants purchase their diesel fuel from us and our acquisitions during 2012 and 2013 of the operations of five of the 10 such subtenants we had at the start of 2012.

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

        Fuel cost of goods sold for 2013, of $6,139,080 decreased by $171,170, or 2.7%, compared to 2012. This decrease in fuel cost of goods sold primarily resulted from the decrease in same site fuel sales volumes, the lower market prices for fuel in 2013 and the decrease in fuel sold to franchisees on a wholesale basis partially offset by sales volume growth due to sites we acquired during 2012 and 2013. The fuel gross margin per gallon of $0.172 on a same site basis for 2013, was $0.006 per gallon higher than for 2012, primarily as a result of variations in market prices for fuel and our decision to forgo certain low margin sales. In addition, during 2013, primarily during the first quarter we recognized $3,887 as a reduction of our fuel cost of goods sold as a result of refunds paid or due to us in relation to certain fuel purchases during 2012 as a result of the retroactive reinstatement of biodiesel tax credits. We also recognized, during the fourth quarter, a $1,097 charge to fuel cost of goods sold in connection with a claim related to invalid biodiesel renewable identification numbers we acquired and sold in 2010 and 2011.

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

        Selling, general and administrative expenses.    Selling, general and administrative expenses for 2013, were $107,447, compared to $95,547 during 2012, an increase of $11,900, or 12.5% that primarily resulted from a settlement of a litigation expense of $10,000 we accrued in connection with the settlement of litigation. Our selling, general and administrative expenses also reflected an increase in personnel costs, including a $1,713 increase in share based compensation expense that resulted from our increased share price since 2012, and an increase in audit fees, partially offset by a decrease in other legal expenses.

        Real estate rent expense.    Rent expense for 2013, was $209,320, an increase of $10,393, or 5.2%, compared to 2012 that is attributable to rent increases of $7,348 related to improvements acquired by HPT since January 1, 2012, and an increase of $586 related to percentage rent recognized under the TA Lease based on increases in 2013 fuel and nonfuel revenues over the base amount.

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

        Income tax provision (benefit).    Our benefit for income taxes for the year ended December 31, 2013, was $26,618, primarily as a result of the $29,853 beneficial effect from the reversal of the valuation allowance we historically had maintained with respect to most of our deferred tax assets. For further information regarding our income taxes, see Note 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.

Liquidity and Capital Resources

        Our principal liquidity requirements are to meet our operating and financing expenses and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are:

  •
  our cash balance;

  •
  our operating cash flow;

  •
  our Credit Facility;

  •
  our sales to HPT, for an increase in our rent, of improvements we make to the sites we lease from HPT, as further described below under "Related Party Transactions";

  •
  our potential issuances of new debt and equity securities; and

  •
  our potential financing or selling unencumbered real estate that we own.

        We believe that the primary risks we currently face with respect to our operating cash flow are:

  •
  decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency and fuel conservation generally;

  •
  decreased demand for our products and services that we may experience as a result of competition, particularly competition from the other two large companies in our industry, Pilot and Love's;

  •
  the negative impacts on our gross margins and working capital requirements of the potential return to the higher level of prices for petroleum products we experienced earlier in 2014 and in prior years, as well as the volatility of those prices;

  •
  the possible inability of acquired properties to generate the stabilized financial results we expect; and

  •
  economic conditions in the U.S. and the trucking industry and the risk of a renewed economic slowdown or recession.

        A reduction in our revenue resulting from increasing truck engine fuel efficiency or otherwise without an offsetting reduction in our operating expenses may cause us to use our cash at a rate that we cannot sustain for extended periods. Further, a significant portion of our expenses are fixed in nature, which may restrict our ability to realize a sufficient reduction in our expenses to offset a reduction in our revenues.

Revolving Credit Facility

        We have a Credit Facility with a group of commercial banks, which we amended on December 19, 2014 and that matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300,000. The Credit Facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Borrowings under the Credit Facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At December 31, 2014, a total of $96,806 was available to us for loans and letters of credit under the Credit Facility. At December 31, 2014, there were no loans outstanding under the Credit Facility but we had outstanding $41,900 of letters of credit issued under that facility, securing certain purchases, insurance, fuel tax and other trade obligations. These letters of credit reduce the amount available for borrowing under the Credit Facility.

Senior Notes

        On December 16, 2014, we completed the issuance and sale of $120,000 aggregate principal amount of our 8.00% Senior Notes, in an underwritten public offering. The 8.00% Senior Notes bear interest at 8.00% per annum, payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year, beginning on February 28, 2015. The 8.00% Senior Notes will mature on December 15, 2029. We may, at our option, at any time on or after December 15, 2017, redeem some or all of the 8.00% Senior Notes by paying 100% of the principal amount of the 8.00% Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.

        On January 15, 2013, we issued at par $110,000 aggregate principal amount of our 8.25% Senior Notes, in an underwritten public offering. The 8.25% Senior Notes bear interest at 8.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013. The 8.25% Senior Notes mature on January 15, 2028. We may, at our option, at any time on or after January 15, 2016, redeem some or all of the 8.25% Senior Notes by paying 100% of the principal amount of the 8.25% Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.

        The Senior Notes are our senior unsecured obligations. The total annual cash outlays for interest expense on the Senior Notes is expected to be $18,675. The indenture governing the Senior Notes does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time.

        For further information regarding our Credit Facility or our Senior Notes, see Note 7 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.

Sources and Uses of Cash Flow

Cash Flow from Operating Activities

        During the years ended December 31, 2014, 2013 and 2012, we had net cash inflows from operating activities of $161,125, $71,513 and $83,072, respectively. During 2014, the increase in our operating profit versus 2013 and our lower net working capital requirements (accounts receivable, inventory and accounts payable) at the end of 2014 versus at the end of 2013 resulting primarily from lower fuel prices, caused our cash from operating activities to increase. In January 2014, we reached a settlement with the plaintiffs in a long running litigation and made a $10,000 payment in March 2014, which offset our increase in cash flow from operating activities. For further details about this settlement, see Legal Proceedings included in Part I, Item 3 of this Annual Report. During 2013, our cash provided by operating activities declined compared to 2012 primarily as a result of a decrease in our operating profit.

Cash Flow from Investing Activities

        During the years ended December 31, 2014, 2013 and 2012, we had cash outflows from investing activities of $134,418, $196,039 and $172,474, respectively. Our properties are high traffic areas with many large trucks and customers entering and exiting our properties daily, which requires us to expend capital to make improvements to our properties. During the year ended December 31, 2014, we invested $28,695 for the acquisition of four properties, and we made other capital investments of $169,825, which included $26,849 to upgrade the properties we acquired since 2011. During the year ended December 31, 2013, we invested $111,516 for the acquisition of 41 properties, including one travel center that was accounted for as an asset purchase because it was closed at the time we acquired it, and we made other capital investments of $162,704, including $45,338 to upgrade the travel centers and businesses we acquired since 2011. During 2012, we invested $52,070 for 14 travel center business acquisitions, and we made other capital investments of $188,694, including $40,044 to improve the travel centers and businesses we acquired in 2011 and 2012. During 2014, 2013 and 2012, we received $64,735, $77,593 and $68,156, respectively, of proceeds from our sales to HPT of improvements to the properties leased from HPT that qualified for operating lease treatment.

        We acquired a parcel of land for $3,200, two travel centers (including one that we formerly leased) for $8,075 and 26 gasoline stations/convenience stores for an aggregate of $35,847 during the first quarter of 2015 to date, and we have agreements to acquire a travel center and 19 gasoline stations/convenience stores for an aggregate of $30,550; we expect to complete these acquisitions during 2015, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change. We currently intend to continue our efforts to selectively acquire additional properties and to otherwise expand our business. For further details about our acquisitions, see Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.

        We estimate that during 2015 our sustaining capital investments in our existing business will be approximately $75,000 to $85,000, some of which is expected to be of the type of improvements we typically request HPT purchase from us, and that the capital investment for improvements to those locations we had acquired during 2013 and 2014 or agreed to acquire through the date of this Annual Report, will be approximately $48,000. We may also make additional investments in our business for expansion or other projects and at substantial costs. At December 31, 2014, our property and equipment balance included $32,571 of improvement projects of the type that we typically request that HPT purchase for increased rent; however, HPT is not obligated to purchase those assets.

Cash Flow from Financing Activities

        During the years ended December 31, 2014, 2013 and 2012, we had cash inflows from financing activities of $111,941, $175,027 and $6,322, respectively. During 2014, our financing cash flow consisted primarily of the $114,448 net proceeds we received from the issuance of our 8.00% Senior Notes. During 2013, financing cash flow consisted of the $105,250 net proceeds we received from the issuance of our 8.25% Senior Notes and the $65,102 net proceeds of our issuance and sale of 7,475,000 common shares. During the years ended December 31, 2014, 2013 and 2012, we sold to HPT $1,398, $6,319 and $8,598, respectively, of improvements at the sites that did not qualify for operating lease treatment under the sale-leaseback accounting guidance and are therefore classified as cash from financing activities.

Off Balance Sheet Arrangements

        As of December 31, 2014, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt owed by Petro Travel Plaza Holdings LLC, or PTP, an entity in which we own a noncontrolling interest. Additional information regarding our relationship and transactions with PTP can be found in Note 11 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report.

Related Party Transactions

Relationships with HPT, RMR and AIC

        We have relationships and historical and continuing transactions with HPT, RMR, AIC and other companies to which RMR provides management services and others affiliated with them. For example:

  •
  HPT is our former parent company, our principal landlord and our largest shareholder and RMR provides management services to both us and HPT;

  •
  As of December 31, 2014, we, RMR and five other companies to which RMR provides management services each own 14.3% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts;

  •
  In the past we have entered group purchasing arrangements with certain other companies managed by RMR and we currently are exploring ways to expand those arrangements; and

  •
  RMR, a company that employs our President and Chief Executive Officer; our Executive Vice President, Chief Financial Officer and Treasurer; our Executive Vice President and General Counsel; and both of our Managing Directors and which is majority owned by one of our Managing Directors, assists us with various aspects of our business pursuant to a business management and shared services agreement and provides building management services at our headquarters office building pursuant to a property management agreement.

        For further information about these and other such relationships and related person transactions, see Note 12 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report, and the section captioned "Business—Our Leases With HPT" above in Part I, Item 1 of this Annual Report. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our leases and related amendments with HPT, our business management agreement and property management agreement with RMR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov.

        We believe that our agreements with HPT, RMR and AIC are on commercially reasonable terms. We also believe that our relationships with HPT, RMR and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Critical Accounting Policies

        The preparation of our financial statements in accordance with U.S. Generally Accepted Accounting Principles, GAAP, requires us to make reasonable estimates and assumptions that may involve the exercise of significant judgment. For any estimate or assumption used, there may be other reasonable estimates or assumptions that may have been used. However, based on the available facts and circumstances inherent in the estimates and assumptions reflected in our consolidated financial statements, management believes it is unlikely that applying other reasonable estimates and assumptions would have caused materially different amounts to have been reported. Actual results may differ from these estimates.

        Impairment of goodwill and other long lived assets.    Our accounting policies require recording impairment losses on long lived assets to reduce the carrying value of certain assets to their fair value. For purposes of our impairment analysis of property and equipment, we perform the test at the individual site level, since this is the lowest grouping of assets and liabilities at which the related cash flows are largely independent of other assets and liabilities. The need to recognize impairment losses may occur under our policies in two types of circumstances. First, when assets are used in operations and events and circumstances indicate that the assets might be impaired, we record impairments whenever the carrying values of those assets exceed the estimated fair values of those assets at the specific location. Second, when assets are to be disposed of and their carrying values exceed the estimated fair value of the asset less the estimated cost to sell the asset, we record an impairment charge. Our estimates of fair value are based on our estimates of likely market participant assumptions. Key assumptions include our current expectations for projected fuel sales volumes, nonfuel revenues, fuel and nonfuel gross margins, site level operating expenses and rent expense. If the business climate deteriorates, our actual results may not be consistent with these assumptions and estimates. The discount rate, which is used to measure the present value of the projected future cash flows, is set using a weighted average cost of capital method that considers market and industry data as well as our specific risk factors and that is likely to be used by a market participant. The weighted-average cost of capital is our estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. We use a number of assumptions and methods in preparing valuations underlying impairment tests, including estimates of future cash flows and discount rates. During 2014, we did not record any impairment charges. Applying significantly different assumptions or valuation methods could result in different results from these impairment tests. For example, a 3% decline in projected fuel sales volume and a three cent decline in projected fuel gross margin per gallon in 2015 would result in an additional $91 of impairment charges related to one additional travel center.

        We also annually assess intangible assets with indefinite lives for impairment. Goodwill impairment testing for 2014 was performed using a quantitative analysis under which the fair value was estimated using a weighted approach that considered our market capitalization, discounted cash flow model and a market multiple approach. These analyses require the exercise of significant judgments, including judgments about discount rates, perpetual growth rates and the timing of expected future cash flows. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. A 3% decline in projected fuel sales volume and a three cent decline in projected fuel gross margin per gallon in 2015 would not result in any impairment of our goodwill. Indefinite lived intangible assets consisted of trademarks and their fair value was determined using a relief from royalty method. During 2014, we did not record any impairment related to our goodwill or indefinite lived intangible assets.

        Customer loyalty programs.    We have accruals for customer loyalty programs we offer to customers, similar to frequent shopper programs offered by other retailers. Drivers enrolled in these programs earn points for certain fuel and nonfuel purchases that can be redeemed for discounts on future nonfuel products and services at our travel centers. In determining these accruals, we must estimate redemption rates and future expected point expirations. These estimates are based on historical point expiration patterns, adjusted for expected future changes. To the extent an estimate is inaccurate, our liabilities, expenses and net income may be understated or overstated.

        Income tax matters.    As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for financial statement and tax reporting purposes. These temporary differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. We are required to record a valuation allowance to reduce deferred tax assets if we are not able to conclude that it is more likely than not these assets will be realized. In measuring our deferred tax assets, we consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for all or a portion of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. For the year ended December 31, 2013, we concluded that our profitability over the past three years and our current expectations regarding future income created sufficient positive evidence such that it is more likely than not the previously unrecognized benefit of certain of our deferred tax assets will be realized. As a result, we reversed the valuation allowance against the majority of our deferred tax assets and we recorded the resulting income tax benefit of $29,853 in the consolidated statement of income and comprehensive income. We continue to maintain a valuation allowance against the deferred tax assets related to certain net operating loss and tax credit carryforwards in certain state and foreign jurisdictions. To the extent our estimates and assumptions prove inaccurate we may need to recognize additional amounts of valuation allowance, which would increase our income tax expense and reduce our net income in future periods.

        We are also required to evaluate uncertain tax positions that benefit our income tax returns. The two step process of recognition and measurement required with respect to uncertain tax positions can require a great deal of management judgment regarding the probability that a tax position, based solely on its technical merits, will be sustained upon examination by the taxing authority, and the measurement of the amount of benefit that is more likely than not to be realized upon ultimate resolution. Many assumptions and estimates may be taken into account in the determination of whether a tax position will be recognized in the financial statements and, if the tax position is to be recognized, the amount of benefit to be recognized. These assumptions and estimates are subject to change due to many factors. To the extent our estimates and assumptions prove inaccurate we may need to adjust the amounts recognized in our financial statements, which could increase or decrease our assets, liabilities, income tax expense, and net income in future periods.

        Accounting for leases.    With respect to accounting for leases, each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital lease or an operating lease. The classification of a lease as capital or operating affects whether and how the transaction is reflected in our balance sheet, as well as our recognition of rental payments as rent or interest expense. These evaluations require us to make estimates of, among other things, the remaining useful life and residual value of leased properties, appropriate discount rates and future cash flows that may be realized from the leased properties. Incorrect assumptions or estimates may result in misclassification of our leases. Other aspects of our lease accounting policies relate to the accounting for sale-leaseback transactions, including the appropriate amortization of related deferred liabilities and any deferred gains or losses, and the accounting for lease incentives. Our lease accounting policies involve significant judgments based upon our experience, including judgments about current valuations, estimated useful lives, and salvage or residual values. In the future we may need to revise our assessments to incorporate information which is not known at the time of our previous assessments, and such revisions could increase or decrease our depreciation expense related to properties that we lease, result in the classification of some of our leases as other than operating leases or decrease the carrying values of some of our assets.

        Business combinations.    We account for our acquisitions of businesses as business combinations, which requires that the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the acquisition date. We record any excess of the purchase price over the estimated fair value of the net assets as goodwill. Our accounting for business combinations involves significant judgments about valuations of assets and liabilities in the current market and the assignment of estimated useful lives. We may adjust our accounting for business combinations to reflect information that is unknown at the time of our respective acquisitions for up to one year after each purchase. We charge costs incurred in identifying and completing our business combinations to expense as incurred. The operating results of acquired business are reflected in our consolidated financial statements from the date of the acquisition.

        Self insurance accruals.    We are exposed to losses under insurance programs for which we pay deductibles and for which we are partially self insured up to certain stop loss amounts, including claims under our general liability, workers' compensation, motor vehicle and group health benefits policies and programs. Accruals are established under these insurance programs for both estimated losses on known claims and potential claims incurred but not asserted, based on claims histories and using actuarial methods. The most significant risk of this methodology is its dependence on claims histories, which are not always indicative of future claims. To the extent an estimate is inaccurate, our liabilities, expenses and net income may be understated or overstated.

        Contingencies.    We establish or adjust environmental contingency accruals when the responsibility to remediate becomes probable and the amount of associated costs is reasonably determinable and we record legal contingency accruals when our liability becomes probable and when we can reasonably estimate the amount of our contingent loss. We also have a receivable for expected recoveries of certain of our estimated future environmental expenditures. The process of determining both our estimated future costs of environmental remediation and our estimated future recoveries of costs from insurers or others involves a high degree of management judgment based on past experiences and current and expected regulatory and insurance market conditions. The process of estimating our liability for legal matters involves a high degree of management judgment, which is based on facts and circumstances specific to each matter and our prior experiences with similar matters that may not be indicative of future results. To the extent an estimate is inaccurate, our liabilities, expenses and net income may be understated or overstated.

Summary of Contractual Obligations and Commitments

        At December 31, 2014, our primary outstanding trade commitments were $41,900 for letters of credit. The following table summarizes our obligations to make future payments under various agreements as of December 31, 2014:

	Payments due by period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
	(In Thousands)
Leases with HPT(1)	$2,099,936	$233,311	$462,182	$457,395	$947,048
Other operating leases	22,903	6,136	9,407	2,508	4,852
8.25% Senior Notes(2)	110,000	—	—	—	110,000
8.00% Senior Notes(3)	120,000	—	—	—	120,000
Interest payments on Senior Notes	261,953	18,675	37,350	37,350	168,578
Purchase obligations(4)	41,422	41,422	—	—	—
Other long term liabilities(5)	36,874	17,439	12,351	4,005	3,079

Total contractual obligations	$2,693,088	$316,983	$521,290	$501,258	$1,353,557

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

(2)
Our $110,000 of outstanding 8.25% Senior Notes bear interest that is payable quarterly and mature (unless previously redeemed) on January 15, 2028. We may, at our option, at any time on or after January 15, 2016, redeem some or all of the 8.25% Senior Notes by paying 100% of the principal amount of the 8.25% Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.

(3)
Our $120,000 of outstanding 8.00% Senior Notes bear interest that is payable quarterly beginning on February 28, 2015, and mature (unless previously redeemed) on December 15, 2029. We may, at our option, at any time on or after December 15, 2017, redeem some or all of the 8.00% Senior Notes by paying 100% of the principal amount of the 8.00% Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.

(4)
As of December 31, 2014, we had entered agreements to acquire two additional travel centers, 26 gasoline stations/convenience stores and a QSR for an aggregate of $41,422. These purchase agreements are subject to conditions and may not occur, may be delayed or the terms may change.

(5)
The other long term liabilities included in the table above include accrued liabilities related to our partial self insurance programs, including for general liability, workers' compensation, motor vehicle and group health benefits claims.

Environmental and Climate Change Matters

        There have recently been severe weather events in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own, lease or operate. We mitigate these risks by owning, leasing and operating a diversified portfolio of properties, by procuring insurance coverage we believe adequate to protect us from material damages and losses and by attempting to monitor and be prepared for such events. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

        For further information about these and other environmental and climate change matters, see the disclosure under the heading "Environmental Contingencies" in Note 13 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report. In addition, for more information about these environmental and climate change matters and about the risks which may arise as a result of these environmental and climate change matters, see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements", "Regulatory Environment—Environmental Regulation" in Item 1 and Item 1A, "Risk Factors".

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)

        Our Credit Facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. As of December 31, 2014, no loans were outstanding under this Credit Facility. We borrow under this Credit Facility in U.S. dollars and those borrowings require us to pay interest at floating interest rates, which are based on LIBOR or a base rate plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates. A change in interest rates generally would not affect the value of any outstanding floating rate debt but could affect our operating results. For example, if the $200,000 stated maximum amount was drawn under our Credit Facility and interest rates decreased or increased by 100 basis points per annum, our interest expense would decrease or increase by $2,000 per year. If interest rates were to change gradually over time, the impact would occur over time.

        We are exposed to risks arising from market price changes for fuel. These risks have historically resulted from changes in supply and demand for fuel and from market speculation about future supply and demand for fuel. Some supply changes may arise from local conditions, such as a malfunction in a particular pipeline or at a particular terminal. However, in the recent past most of the supply risks have arisen from national or international conditions, such as weather related shutdowns of oil drilling or refining capacities, political instability in oil producing regions of the world or terrorism. Risks may also arise from changes in the demand for and the price of fuel. Because petroleum products are traded in commodity markets, material changes in demand for and the price of fuel worldwide and financial speculation in these commodities markets may have a material effect upon the prices we have to pay for fuel and may also impact our customers' demand for fuel and other products. Almost all of these risks are beyond our control. Nevertheless, we attempt to mitigate our exposure to fuel commodity price market risks in three ways. First, whenever possible, we attempt to maintain supply contracts for diesel fuel with several different suppliers for each of our travel centers; if one supplier has a local problem we may be able to obtain fuel supplies from other suppliers. Second, we maintain modest fuel inventories, generally less than three days of fuel sales. Modest inventories may mitigate the risk that we are required by competitive or contract conditions to sell fuel for less than its cost in the event of rapid price declines; however, the modest level of fuel inventory could exacerbate our fuel supply risks. Third, we sell a majority of our diesel fuel at prices determined by reference to a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to substantially maintain our margin per gallon despite changes in the price we pay for fuel. Based on our fuel inventory as of, and our fuel sales volume for the year ended, December 31, 2014, each one cent change in the price of fuel would change our inventory value by $152 and our fuel revenues by $20,248.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item is included in Item 15 of this Annual Report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2014.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992 Framework). Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15 of this Annual Report.

Remediation of Material Weakness in Internal Control Over Financial Reporting

        We designed and implemented improved internal controls to remediate the material weaknesses that existed as of December 31, 2013, with respect to our controls over accounting for income taxes, our controls over our financial statement close process and a lack of sufficient accounting personnel with requisite accounting competencies. We expanded the size of our accounting and financial reporting department and hired additional experienced accounting and tax personnel. In addition, we engaged a prominent accounting firm (different from our independent public accountants) to assist us in our effort to improve the design, operation and documentation of our internal control over financial reporting, including with respect to income taxes and our financial statement close process. These changes and the remediation of the three material weaknesses identified as of December 31, 2013, were completed during the fourth quarter of 2014.

Changes in Internal Control over Financial Reporting

        Except as described in this item 9A, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        At a meeting of our Board of Directors held on March 12, 2015, the Board of Directors increased its size from five to six members and, pursuant to a recommendation of our Nominating and Governance Committee, elected Joseph L. Morea to fill the vacancy created by such increase. Mr. Morea will serve as an Independent Director in Group III of the Board of Directors, and his term will expire at our 2016 annual meeting of shareholders. Mr. Morea was also appointed as a member of each of our Audit Committee, Compensation Committee and Nominating and Governance Committee.

        Mr. Morea was a Vice Chairman and managing director, serving as head of U.S. Equity Capital Markets, at RBC Capital Markets, an international investment bank, from 2003 until 2012. From 2008 to 2009, Mr. Morea also served as the head of U.S. Investment Banking for RBC Capital Markets. Previously, Mr. Morea was employed as an investment banker, including as a managing director and the co-head of U.S. Equity Capital Markets at UBS, Inc., the Chief Operating Officer of the Investment Banking Division and head of U.S. Equity Capital Markets at PaineWebber, Inc. and a managing director of Equity Capital Markets at Smith Barney, Inc. Prior to working as an investment banker, Mr. Morea was employed as a certified public accountant.

        There is no arrangement or understanding between Mr. Morea and any other person pursuant to which he was selected as a Director. There are no transactions, relationships or agreements between Mr. Morea and us that would require disclosure pursuant to Item 404(a) of Regulation S-K.

        For his service as a Director, Mr. Morea will be entitled to the compensation we generally provide to our Directors, with the annual cash fees prorated. A summary of our currently effective Director compensation is filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 20, 2014 and is incorporated herein by reference. Consistent with those compensation arrangements, on March 12, 2015, we granted to Mr. Morea 9,000 of our common shares, which were valued at $120,600, based on the closing price of our common shares on the NYSE on that day.

        In connection with his appointment, we entered into an indemnification agreement with Mr. Morea, effective as of March 12, 2015, on substantially the same terms as the agreements previously entered into between us and each of our other Directors. We have previously filed a form of indemnification agreement entered into between us and our Directors as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 16, 2012, which form is incorporated herein by reference.

        On March 12, 2015, we and RMR entered into an amended and restated business management and shared services agreement. The current term of the business management agreement ends on December 31, 2015 and automatically renews for successive one year terms unless we or RMR gives notice of non-renewal before the end of an applicable term. As amended, RMR may terminate the business management agreement upon 120 days' written notice. Prior to the amendment, RMR could terminate the business management agreement upon 60 days' written notice and could also terminate the business management agreement upon five business days' notice if we underwent a change of control. Both prior to and after giving effect to the amendment, we have the right to terminate the business management agreement upon 60 days' written notice, subject to approval by a majority vote of our Independent Directors.

        As amended, if we terminate or elect not to renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.875 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination. Further, as amended, the business management agreement provides for certain proportional adjustments to the termination fee if we merge with another company to which RMR is providing business management and/or shared services or if we spin-off a subsidiary of ours to which we contributed assets and to which RMR is providing business management and/or shared services both at the time of the spin-off and on the date of the expiration or termination of the business management agreement. Also, as amended, RMR agrees to provide certain transition services to us for 120 days following termination by us or notice of termination by RMR. Certain other administrative and conforming changes were also included in the amendment and restatement. The business management agreement includes arbitration provisions for resolution of disputes.

        The amendments to the business management agreement described above were negotiated, reviewed, approved and adopted by our Compensation Committee, which is comprised solely of Independent Directors. The foregoing descriptions of provisions of the business management agreement are not complete and are subject to and qualified in their entireties by reference to the amended and restated business management and shared services agreement, a copy of which is filed as Exhibit 10.14 to this Annual Report on Form 10-K, which is incorporated herein by reference.

        For further information about our relationships and transactions with RMR, including the business management agreement, and the other entities to which RMR provides management services, and other related person transactions, please see Note 12 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        We have a code of business conduct and ethics and an insider trading policy that applies to all our representatives, including our officers and Directors. Our code of business conduct and ethics and our insider trading policy are posted on our website, www.ta-petro.com. A printed copy of our code of business conduct and ethics is also available free of charge to any person who requests a copy by writing to our Secretary, TravelCenters of America LLC, Two Newton Place, 255 Washington Street, Newton, MA 02458. We intend to disclose any amendments to or waivers of our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and controller (or any person performing similar functions) on our website.

        The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information.    We may grant options and common shares from time to time to our officers, Directors, employees and other individuals who render services to us under our Amended and Restated TravelCenters of America 2007 Equity Compensation Plan, or the Plan. An aggregate of 6,000,000 of our common shares have been reserved for issuance under the Plan. In 2014 we issued 803,250 common shares to our Directors, officers, employees and others who provide services to us. The terms of grants made under the Plan are determined by our Board of Directors or the Compensation Committee of our Board of Directors at the time of the grant. The following table is as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	None	732,780
Equity compensation plans not approved by security holders	None	None	None

Total	None	None	732,780

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

  (b)
  Exhibits

3.1	Certificate of Formation of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)

3.2	Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 24, 2013)

3.3	Amended and Restated Bylaws of TravelCenters of America LLC, as amended and restated on February 21, 2013 (Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on February 27, 2013)

4.1	Form of share certificate (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)

4.2	Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed January 15, 2013)

4.3	First Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed January 15, 2013)

4.4	Second Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of December 16, 2014 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 16, 2014)

4.5	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

4.6	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

10.1	Transaction Agreement, dated as of January 29, 2007, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)

10.2	Lease Agreement, dated as of January 31, 2007, by and among HPT TA Properties Trust and HPT TA Properties LLC, as Landlord, and TA Leasing LLC, as Tenant (Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)

10.3	Guaranty Agreement, dated as of January 31, 2007, made by TravelCenters of America LLC, TravelCenters of America Holding Company LLC and TA Operating LLC, as Guarantors, for the benefit of HPT TA Properties Trust and HPT TA Properties LLC, as Landlord, under the Lease Agreement, dated as of January 31, 2007, by and among such Landlord and TA Leasing LLC (Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)

10.4	Lease Agreement, dated as of May 30, 2007, by and among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and TA Operating LLC (as successor to Petro Stopping Centers, L.P.), as Tenant (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2007)

10.5	Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, under the Lease Agreement, dated as of May 30, 2007, by and among such Landlord and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 4, 2007)

10.6	First Amendment to Lease Agreement, dated as of March 17, 2008, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed on November 10, 2008)

10.7	First Amendment to Lease Agreement, dated as of May 12, 2008, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2008)

10.8	Deferral Agreement, dated as of August 11, 2008, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008)

10.9	Registration Rights Agreement, dated August 11, 2008, between TravelCenters of America LLC and Hospitality Properties Trust (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008)

10.10	Amendment Agreement, dated as of January 31, 2011, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2011)

10.11		Amendment Agreement, dated as of April 15, 2013, among HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC and together with HPT TA Trust, HPT TA LLC, HPT PSC Trust, TA Leasing LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed on May 7, 2013)

10.12		Amendment Agreement, dated as of July 1, 2013, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed on August 6, 2013)

10.13		Amendment Agreement, dated as of December 23, 2013, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 6, 2014)

10.14		Amended and Restated Business Management and Shared Services Agreement, dated as of March 12, 2015, by and between TravelCenters of America LLC and Reit Management & Research LLC (filed herewith)

10.15		Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 7, 2012)

10.16		Amended and Restated Loan and Security Agreement, dated as of October 25, 2011, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities from time to time parties thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 28, 2011)

10.17		Joinder Agreement, dated February 26, 2014, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, TravelCenters of America Holding Company LLC, Petro Franchise Systems LLC, TA Franchise Systems LLC, TA Operating Nevada LLC, TA Operating Texas LLC, and Wells Fargo Capital Finance, LLC (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed August 21, 2014)

10.18		Amendment to Amended and Restated Loan and Security Agreement, dated as of December 19, 2014, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities from time to time parties thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 23, 2014)

10.19	*	Composite copy of the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, as amended as of May 12, 2011 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011)

10.20	*	Form of Restricted Share Agreement under the 2007 Equity Compensation Plan of TravelCenters of America LLC (for restricted share grants under the plan prior to October 24, 2008) (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 30, 2007)

10.21	*	Form of Restricted Share Agreement under the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (for restricted shares granted under the plan on and after October 24, 2008 but prior to November 19, 2013) (Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)

10.22	*	Form of Restricted Share Agreement under the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (for restricted shares granted under the plan on and after November 19, 2013) (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 6, 2014)

10.23	*	Retirement Agreement, dated as of January 31, 2014, by and among TravelCenters of America LLC and Ara A. Bagdasarian (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2014, filed on August 21, 2014)

10.24	*	Vesting Agreement, dated as of January 31, 2014, by and among TravelCenters of America LLC and Ara A. Bagdasarian (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2014, filed on August 21, 2014)

10.25		Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 16, 2012)

10.26		Summary of Director Compensation (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 20, 2014)

10.27		Definitive Master Class Settlement Agreement, executed as of March 3, 2014 (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 6, 2014)

12.1		Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

21.1		Subsidiaries of TravelCenters of America LLC (filed herewith)

23.1		Consent of McGladrey LLP (filed herewith)

23.2		Consent of Ernst & Young LLP (filed herewith)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

99.1		Property Management Agreement, dated as of July 21, 2011, by and between Reit Management & Research LLC and TA Operating LLC (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 7, 2011)

99.2		Amended and Restated Reimbursement Agreement, dated May 1, 2012, by and among Reit Management & Research LLC, TravelCenters of America LLC and Five Star Quality Care, Inc. (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 7, 2012)

101.1	The following materials from TravelCenters of America LLC's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (filed herewith)

*
Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
TravelCenters of America LLC

        We have audited the accompanying consolidated balance sheet of TravelCenters of America LLC as of December 31, 2014, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TravelCenters of America LLC as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TravelCenters of America LLC's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and our report dated March 13, 2015, expressed an unqualified opinion on the effectiveness of TravelCenters of America LLC's internal control over financial reporting.

/s/ McGladrey LLP

Cleveland, Ohio
March 13, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
TravelCenters of America LLC

        We have audited the accompanying consolidated balance sheet of TravelCenters of America LLC as of December 31, 2013, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TravelCenters of America LLC at December 31, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
June 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
TravelCenters of America LLC

        We have audited TravelCenters of America LLC's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. TravelCenters of America LLC's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Assessment of Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, TravelCenters of America LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TravelCenters of America LLC as of December 31, 2014, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows of TravelCenters of America LLC for the year then ended, and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements.

/s/ McGladrey LLP

Cleveland, Ohio
March 13, 2015

TravelCenters of America LLC

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$224,275	$85,657
Accounts receivable (less allowance for doubtful accounts of $1,312 and $1,304 as of December 31, 2014, and December 31, 2013, respectively)	96,478	105,932
Inventories	172,750	199,201
Other current assets	69,029	79,604

Total current assets	562,532	470,394
Property and equipment, net	765,828	704,866
Goodwill and intangible assets, net	54,550	48,772
Other noncurrent assets	42,264	33,250

Total assets	$1,425,174	$1,257,282

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$123,084	$149,645
Current HPT Leases liabilities	31,637	29,935
Other current liabilities	112,417	124,033

Total current liabilities	267,138	303,613
Noncurrent HPT Leases liabilities	332,934	343,926
Long term debt	230,000	110,000
Other noncurrent liabilities	76,492	45,866

Total liabilities	906,564	803,405
Shareholders' equity:
Common shares, no par value, 39,158,666 shares authorized at December 31, 2014 and 2013, 38,425,886 shares issued and 38,336,358 shares outstanding as of December 31, 2014, and 37,625,366 shares issued and outstanding at December 31, 2013	679,482	674,391
Accumulated other comprehensive income	435	834
Accumulated deficit	(160,379)	(221,348)
Treasury shares, 89,528 shares at December 31, 2014	(928)	—

Total shareholders' equity	518,610	453,877

Total liabilities and shareholders' equity	$1,425,174	$1,257,282

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Fuel	$6,149,449	$6,481,252	$6,636,297
Nonfuel	1,616,802	1,450,792	1,344,755
Rent and royalties from franchisees	12,382	12,687	14,672

Total revenues	7,778,633	7,944,731	7,995,724
Cost of goods sold (excluding depreciation):
Fuel	5,720,949	6,139,080	6,310,250
Nonfuel	738,871	652,824	599,474

Total cost of goods sold	6,459,820	6,791,904	6,909,724
Operating expenses:
Site level operating	815,611	755,942	698,522
Selling, general & administrative	106,823	107,447	95,547
Real estate rent	217,155	209,320	198,927
Depreciation and amortization	65,584	58,928	51,534

Total operating expenses	1,205,173	1,131,637	1,044,530

Income from operations	113,640	21,190	41,470
Acquisition costs	1,160	2,523	785
Interest expense, net	16,712	16,336	8,873

Income before income taxes and income from equity investees	95,768	2,331	31,812
(Provision) benefit for income taxes	(38,023)	26,618	(1,491)
Income from equity investees	3,224	2,674	1,877

Net income	$60,969	$31,623	$32,198
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $(198), $(133) and $55, respectively	(400)	(415)	143
Equity interest in investee's unrealized gain (loss) on investments	1	(50)	22

Other comprehensive (loss) income	(399)	(465)	165

Comprehensive income	$60,570	$31,158	$32,363

Net income per common share:
Basic and diluted	$1.62	$1.06	$1.12

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$60,969	$31,623	$32,198
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash rent expense	(8,982)	(8,828)	(9,628)
Depreciation and amortization expense	65,584	58,928	51,534
Distribution from equity investee	—	—	4,800
Deferred income tax provision (benefit)	13,790	(29,386)	641
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	8,838	2,138	24,200
Inventories	27,594	(2,411)	(17,045)
Other assets	2,414	8,309	6,529
Accounts payable and other liabilities	(12,010)	9,543	(13,131)
Other, net	2,928	1,597	2,974

Net cash provided by operating activities	161,125	71,513	83,072

Cash flows from investing activities:
Proceeds from asset sales	64,927	78,181	68,290
Capital expenditures	(169,825)	(164,242)	(188,694)
Acquisitions of businesses, net of cash acquired	(28,695)	(109,978)	(52,070)
Investment in equity investee	(825)	—	—

Net cash used in investing activities	(134,418)	(196,039)	(172,474)

Cash flows from financing activities:
Proceeds from Senior Notes issuance	120,000	110,000	—
Proceeds from issuance of common shares, net of offering costs	(14)	65,102	—
Payment of deferred financing fees	(6,135)	(4,750)	(187)
Proceeds from sale-leaseback transactions with HPT	1,398	6,319	8,598
Sale-leaseback financing obligation payments	(2,380)	(1,644)	(2,089)
Acquisition of treasury shares from employees	(928)	—	—

Net cash provided by financing activities	111,941	175,027	6,322

Effect of exchange rate changes on cash	(30)	(33)	14

Net increase (decrease) in cash and cash equivalents	138,618	50,468	(83,066)
Cash and cash equivalents at the beginning of the year	85,657	35,189	118,255

Cash and cash equivalents at the end of the year	$224,275	$85,657	$35,189

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$16,055	$15,226	$10,227
Income taxes paid (net of refunds)	1,527	750	1,127

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Number of Common Shares	Common Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Shares	Total Shareholders' Equity
December 31, 2011	28,775,671	$602,636	$1,134	$(285,169)	$—	$318,601
Grants under share award plan and share based compensation, net	760,795	2,470	—	—	—	2,470
Other comprehensive income, net of tax	—	—	165	—	—	165
Net income	—	—	—	32,198	—	32,198

December 31, 2012	29,536,466	605,106	1,299	(252,971)	—	353,434
Grants under share award plan and share based compensation, net	613,900	4,183	—	—	—	4,183
Shares issued in public offering, net of offering costs	7,475,000	65,102	—	—	—	65,102
Other comprehensive loss, net of tax	—	—	(465)	—	—	(465)
Net income	—	—	—	31,623	—	31,623

December 31, 2013	37,625,366	674,391	834	(221,348)	—	453,877
Grants under share award plan and share based compensation, net	710,992	5,105	—	—	(928)	4,177
Offering costs	—	(14)	—	—	—	(14)
Other comprehensive loss, net of tax	—	—	(399)	—	—	(399)
Net income	—	—	—	60,969	—	60,969

December 31, 2014	38,336,358	$679,482	$435	$(160,379)	$(928)	$518,610

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

General Information and Basis of Presentation

        TravelCenters of America LLC, which we refer to as the Company or we, us and our, operates and franchises travel centers under the "TravelCenters of America," "TA" or related brand names, or the TA brand, and the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand, primarily along the U.S. interstate highway system. Our travel center customers include long haul trucking fleets and their drivers, independent truck drivers and motorists. We also operate convenience stores with retail gasoline stations, primarily under the Minit Mart brand name, that generally serve motorists. Our travel centers include, on average, over 25 acres of land and offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, travel/convenience stores and various other driver amenities. We also collect rents, royalties and other fees from our franchisees.

        As of December 31, 2014, our business included 250 travel centers located in 43 states in the United States, or U.S., primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 174 operated under the TA brand, including 158 that we operated and 16 that franchisees operated, and 76 operated under the Petro brand, including 62 that we operated and 14 that franchisees operated. Of our 250 travel centers at December 31, 2014, 37 are owned by us, 188 are leased or managed by us, including 183 that we leased from Hospitality Properties Trust, or HPT, and 25 are owned or leased from others by franchisees. We sublease to franchisees five of the travel centers we lease from HPT.

        As of December 31, 2014, we operated 34 gasoline stations/convenience stores in four states, primarily Kentucky. Our typical gasoline station/convenience store includes ten fueling positions and approximately 5,000 square feet of interior space offering merchandise and QSRs. Of our 34 gasoline stations/convenience stores at December 31, 2014, we owned 27, we leased five, including one that we leased from HPT, and we operated two for a joint venture in which we own a noncontrolling interest.

        We manage our business on the basis of one operating segment and, therefore, have one reportable segment. Our locations sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar groups of customers. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.

        Our consolidated financial statements include the accounts of TravelCenters of America LLC and its subsidiaries. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. We use the equity method of accounting for investments in entities when we have the ability to significantly influence, but not control, the investee's operating and financial policies, typically when we own 20% to 50% of the investee's voting stock. See Note 11 for more information about our equity investments.

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

1. Summary of Significant Accounting Policies (Continued)

Significant Accounting Policies

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

        Accounts Receivable and Allowance for Doubtful Accounts.    We record trade accounts receivable at the invoiced amount and those amounts do not bear interest. The recorded allowance for doubtful accounts is our best estimate of the amount of probable losses in our existing accounts receivable. We base the allowance on historical payment patterns, aging of accounts receivable, periodic review of customers' financial condition, and actual write off history. We individually review for collectability past due balances over specific amounts. We review all other balances for collectability on a pooled basis by the type of receivable. We charge off account balances against the allowance when we believe it is probable the receivable will not be recovered.

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

        Other current assets.    Other current assets primarily consist of deposits with suppliers, prepaid expenses and the current portion of expected future recoveries of environmental expenditures. The most significant item included in other current assets is supplier deposits, which amounted to $29,705 and $29,443 at December 31, 2014 and 2013, respectively.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Property and Equipment.    We record property and equipment that we acquire as a result of business combinations based on their fair market values as of the date of the respective transaction. We charge to expense the costs we incur in evaluating and effecting a business combination, including legal fees, due diligence costs and closing costs, in the period that the costs are incurred. We record all other property and equipment at cost. We depreciate our property and equipment on a straight line basis generally over the following estimated useful lives of the assets:

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

        Goodwill and Intangible Assets.    We allocate the purchase price of an acquired entity to all assets and liabilities acquired, including those intangible assets that arise from contractual or other legal rights or are otherwise capable of being separated or divided from the acquired entity, based on the fair values of the acquired assets and liabilities. Any excess of acquisition cost over the fair value of the acquired net assets is recognized as goodwill. We expense as incurred the costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives or that are inherent in a continuing business and related to the entity as a whole. We amortize the recorded cost of intangible assets with finite lives on a straight line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them. See Note 5 for more information about our intangible assets.

        Impairment.    We review definite lived assets for indicators of impairment during each reporting period. We recognize impairment charges when (a) the carrying value of a long lived or indefinite lived asset group to be held and used in the business is not recoverable and exceeds its fair value and (b) when the carrying value of a long lived asset to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Our estimates of fair value are based on our estimates of likely market participant assumptions, including projected operating results, rental payments and the discount rate used to measure the present value of projected future cash flows. We recognize impairment charges in the period during which the circumstances surrounding an asset to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset is made. We perform our impairment analysis for substantially all of our property and equipment at the individual location level because that is the

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (Continued)

lowest level of asset groupings for which the cash flows are largely independent of the cash flows of other assets and liabilities.

        We evaluate definite lived intangible assets for impairment when indicators exist and we evaluate goodwill and indefinite lived intangible assets for impairment at least annually. We first perform a qualitative assessment to determine whether a quantitative assessment is required. We subject goodwill and intangible assets to further evaluation and recognize impairment charges when events and circumstances indicate the carrying value of the goodwill or intangible asset exceeds the fair market value of the asset. With respect to goodwill, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of impairment to be recognized, if any. In the first step of the review process, we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, we recognize an impairment loss for the excess, if any, of the carrying value over the implied fair value of the reporting unit's goodwill amount. We include impairment charges, when required, in depreciation and amortization expense in our consolidated statements of income and comprehensive income. To better manage internal resources, for 2015, we changed our goodwill impairment testing date from November 30 to July 31. We do not consider the annual impairment testing event to be material to the consolidated financial statements.

        Share Based Employee Compensation.    The awards made under our share award plan to date are restricted shares. Shares issued to directors vest immediately. Shares issued to others vest in five to ten equal annual installments beginning on the date of grant. The compensation expense related to share grants is determined based on the market value of our shares on either the date of grant for employees or the vesting date for nonemployees, as appropriate, with the aggregate value of the granted shares amortized to expense over the related vesting period. We include share based compensation expense in selling, general and administrative expenses in our consolidated statements of income and comprehensive income.

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

1. Summary of Significant Accounting Policies (Continued)

noncurrent liabilities, with the amount estimated to be expended within the subsequent twelve months included in other current liabilities.

        Asset Retirement Obligations.    We recognize the future costs for our obligations related to the removal of our underground storage tanks and certain improvements we own at leased properties over the estimated useful lives of each asset requiring removal. We record a liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long lived asset at the time such an asset is installed. We base the estimated liability on our historical experiences in removing these assets, their estimated useful lives, external estimates as to the cost to remove the assets in the future and regulatory or contractual requirements. The liability is a discounted liability using a credit adjusted risk free rate. Revisions to the liability may occur due to changes in removal costs, asset useful lives or if new regulations regarding the removal of underground storage tanks are enacted and/or amendments to the lease contracts are negotiated. Our asset retirement obligations at December 31, 2014 and 2013, were $2,392 and $2,156, respectively.

        Leasing Transactions.    Leasing transactions are a material part of our business. We have two leases with HPT, the TA Lease for 144 properties, and the Petro Lease for 40 properties. We refer to the TA Lease and the Petro Lease together as the HPT Leases. For additional information regarding our accounting for the HPT Leases, see Note 12.

        We charge rent under operating leases without scheduled rent increases to expense over the lease term as it becomes payable. Certain operating leases specify scheduled rent increases over the lease term or other lease payments that are not scheduled evenly throughout the lease term. We recognize the effects of those scheduled rent increases in rent expense over the lease term on an average, or straight line, basis. The rent payments resulting from our sales to HPT of improvements to the properties we lease from HPT are contingent rent. Other than at the travel centers where our leases are accounted for as sale-leaseback financing obligations, we recognize the expense related to this contingent rent evenly throughout the remaining lease term beginning on the dates of the related sales to HPT.

        Income Taxes.    We establish deferred income tax assets and liabilities to reflect the future tax consequences of differences between the tax bases and financial statement bases of assets and liabilities. We reduce the measurement of deferred tax assets, if necessary, by a valuation allowance when it is more likely than not the deferred tax asset will not be realized. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. We evaluate and adjust these tax positions based on changing facts and circumstances. For tax positions meeting the more likely than not threshold, the amount we recognize in the financial statements is the largest benefit that we estimate has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of interest expense and selling, general and administrative expenses, respectively. For additional information regarding our income taxes, see Note 11.

        Reclassifications.    Certain prior year amounts have been reclassified to be consistent with the current year presentation.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a standard for comprehensive revenue recognition. The new standard will apply for annual periods beginning after December 15, 2016, including interim periods therein. Early adoption is prohibited. We have not yet determined the effects, if any, adoption of this update may have on our consolidated financial statements.

2. Earnings Per Share

        We calculate basic earnings per common share by dividing net income or loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. The net income or loss attributable to participating securities is deducted from our total net income or loss to determine the net income or loss attributable to common shareholders. We calculate diluted earnings per common share by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive share securities, using the treasury stock method; but we had no dilutive share securities outstanding as of December 31, 2014, nor at any time during the three year period then ended. Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings or losses with all of our other common shares.

        The following table presents a reconciliation from net income to the net income available to common shareholders and the related earnings per share.

	Years Ended December 31,
	2014	2013	2012
Net income, as reported	$60,969	$31,623	$32,198
Less: net income attributable to participating securities	2,986	1,957	1,851

Net income available to common shareholders	$57,983	$29,666	$30,347

Weighted average common shares(1)	35,856,398	28,081,790	27,193,889
Basic and diluted net income per share	$1.62	$1.06	$1.12

(1)
Excludes the unvested shares granted under our share award plan, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shareholders. The weighted average number of unvested shares outstanding for the years ended December 31, 2014, 2013 and 2012, was 1,846,469, 1,852,548 and 1,658,718, respectively.

3. Acquisitions

        During the year ended December 31, 2014, we acquired four travel centers for a total of $28,695 and we accounted for these transactions as business combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. We have included the results of these sites in our consolidated financial statements from their respective dates of acquisition. The pro forma impact of including the results of operations of these acquisitions from the beginning of the period is not material to our consolidated financial statements.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

3. Acquisitions (Continued)

        The following table summarizes the amounts assigned, based on their fair values, to the assets we acquired and liabilities we assumed in the business combinations described above.

Year Ended December 31, 2014
Inventories	$1,196
Property and equipment	20,572
Goodwill	7,331
Other assets	17
Other liabilities	(421)

Total purchase price	$28,695

        During the year ended December 31, 2013, we acquired, for an aggregate amount of $46,160, nine travel centers and the business of one of our franchisees at a travel center that this franchisee previously subleased from us, and we accounted for these transactions as business combinations, except that one of the acquired travel centers was closed at the time we acquired it and was accounted for as an asset acquisition, as required by GAAP. See Note 12 below for further information regarding the acquisition of a former franchisee business and certain lease accounting effects resulting from that transaction. On December 16, 2013, we acquired all of the issued and outstanding membership units of Girkin Development, LLC, a Kentucky limited liability company that owns a total of 31 gasoline stations/convenience stores in Kentucky and Tennessee, operating under the proprietary Minit Mart brand, for an aggregate purchase price of approximately $65,356. We intend to continue to use the Minit Mart brand name, which we own. Four of the Minit Mart sites are leased by us from third parties.

        During the year ended December 31, 2012, we acquired, for an aggregate amount of $52,070, ten travel centers in six business combination transactions and the businesses of our franchisees at four travel centers that these franchisees previously subleased from us in two business combination transactions. Each of these transactions was the purchase of assets for cash and was accounted for as a business combination. See Note 12 below for further information regarding the acquisitions of former franchisee businesses and certain lease accounting effects resulting from those transactions.

        During 2014, 2013 and 2012, we incurred $1,160, $2,523 and $785, respectively, of acquisition costs for legal, due diligence and related activities associated with acquisitions considered or completed, which amounts are included in our consolidated statements of income and comprehensive income.

        As of December 31, 2014, we had entered agreements to acquire two additional travel centers, 26 gasoline stations/convenience stores and a QSR for an aggregate of $41,422, and through the date of this Annual Report we completed the purchase of a travel center and 26 gasoline stations/convenience stores for $38,622. During 2015 to the date of this Annual Report, we entered agreements to acquire a parcel of vacant land, a travel center that we formerly leased and 19 gasoline stations/convenience stores for a total of $36,250 in three transactions. During 2015 to the date of this Annual Report, we completed the purchase of a parcel of vacant land and a travel center that we formerly leased for an aggregate of $8,500. We expect to complete the remaining acquisitions in the first half of 2015, but the

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

3. Acquisitions (Continued)

purchase agreements are subject to conditions and may not occur, may be delayed or the terms may change.

4. Property and Equipment

        Property and equipment, at cost, as of December 31, 2014 and 2013, consisted of the following:

	2014	2013
Land and improvements	$243,499	$225,698
Buildings and improvements	220,013	194,764
Machinery, equipment and furniture	298,232	250,295
Leasehold improvements	221,027	201,065
Construction in progress	101,416	88,361

	1,084,187	960,183
Less: accumulated depreciation and amortization	318,359	255,317

Property and equipment, net	$765,828	$704,866

        Total depreciation expense for the years ended December 31, 2014, 2013 and 2012, was $63,880, $57,456 and $46,888, respectively, including impairment charges of $659 and $351 for the years ended December 31, 2013 and 2012, respectively.

        The following table shows the amounts of property and equipment owned by HPT but recognized in our consolidated balance sheets and included within the balances of property and equipment shown in the table above, as a result of the required accounting for the assets funded by HPT under the tenant improvements allowance and for the assets that we lease from HPT that did not qualify for sale-leaseback accounting

	December 31,
	2014	2013
Land and improvements	$61,809	$60,908
Buildings and improvements	27,812	27,498
Machinery, equipment and furniture	6,155	5,972
Leasehold improvements	115,089	115,735

	210,865	210,113
Less: accumulated depreciation and amortization	75,063	64,144

Property and equipment, net	$135,802	$145,969

        At December 31, 2014, our property and equipment balance included $32,571 of improvement assets of the type that we typically request that HPT purchase for an increase in rent; however, HPT is not obligated to purchase these improvements.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

5. Goodwill and Intangible Assets

        Goodwill and intangible assets, net, as of December 31, 2014 and 2013, consisted of the following:

	Year Ended December 31, 2014
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$16,189	$(8,041)	$8,148
Leasehold interests	2,267	(2,158)	109
Agreements with franchisors	2,836	(520)	2,316
Other	3,200	(3,200)	—

Total amortizable intangible assets	24,492	(13,919)	10,573
Carrying value of trademarks (indefinite lived)	11,706	—	11,706

Total intangible assets	36,198	(13,919)	22,279
Goodwill	32,271	—	32,271

Total goodwill and intangible assets	$68,469	$(13,919)	$54,550

	Year Ended December 31, 2013
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$16,189	$(7,044)	$9,145
Leasehold interests	2,267	(2,097)	170
Agreements with franchisors	2,836	(25)	2,811
Other	3,200	(3,200)	—

Total amortizable intangible assets	24,492	(12,366)	12,126
Carrying value of trademarks (indefinite lived)	11,706	—	11,706

Total intangible assets	36,198	(12,366)	23,832
Goodwill	24,940	—	24,940

Total goodwill and intangible assets	$61,138	$(12,366)	$48,772

        Total amortization expense for amortizable intangible assets for the years ended December 31, 2014, 2013 and 2012 was $1,491, $1,325 and $3,606, respectively.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

5. Goodwill and Intangible Assets (Continued)

        We amortize our amortizable intangible assets over a weighted average period of 8 years. We estimate the aggregate amortization expense for our amortizable intangible assets to be as follows for each of the next five years:

Year ending December 31,
2015	$1,504
2016	1,494
2017	1,409
2018	1,324
2019	1,267

        Goodwill.    Goodwill results from our business combinations and represents the excess of amounts paid to the sellers over the fair values of the identifiable assets acquired. During 2014 and 2013, we recognized $7,331 and $23,250, respectively, of goodwill in connection with our business combinations. Our goodwill balance includes $16,151 that is deductible for tax purposes. The table below shows the changes in our goodwill during the periods presented.

Goodwill
Balance as of December 31, 2012	$1,690
Add: Goodwill from business combinations	23,250

Balance as of December 31, 2013	24,940
Add: Goodwill from business combinations	7,331

Balance as of December 31, 2014	$32,271

        The estimate of the value of our goodwill acquired during 2014 was based upon our estimates and assumptions about the fair value of the identifiable assets and liabilities we acquired and are subject to change if we obtain additional information during the respective measurement period (up to one year from the acquisition date), which may impact the value of our goodwill.

6. Other Current Liabilities

        Other current liabilities, as of December 31, 2014 and 2013, consisted of the following:

	2014	2013
Taxes payable, other than income taxes	$38,554	$34,096
Accrued wages and benefits	13,472	14,529
Self insurance program accruals, current portion	17,439	15,534
Loyalty program accruals	14,560	16,700
Other	28,392	43,174

Total other current liabilities	$112,417	$124,033

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

7. Long Term Debt

        Long term debt, as of December 31, 2014 and 2013, consisted of the following:

	2014	2013
8.25% Senior Notes	$110,000	$110,000
8.00% Senior Notes	120,000	—
Credit Facility	—	—

Total long term debt	$230,000	$110,000

Senior Notes

        On December 16, 2014, we issued in an underwritten public offering $120,000 aggregate principal amount of our 8.00% Senior Notes due on December 15, 2029, or the 8.00% Senior Notes. The 8.00% Senior Notes bear interest at 8.00% per annum, payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year, beginning on February 28, 2015. The 8.00% Senior Notes will mature (unless previously redeemed) on December 15, 2029, and no principal payments are required prior to that date. We may, at our option, at any time on or after December 15, 2017, redeem some or all of the 8.00% Senior Notes by paying 100% of the principal amount of the 8.00% Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.

        In January 2013, we issued in an underwritten public offering $110,000 aggregate principal amount of our 8.25% Senior Notes due on January 15, 2028, or the 8.25% Senior Notes. The 8.25% Senior Notes bear interest at 8.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 8.25% Senior Notes will mature (unless previously redeemed) on January 15, 2028 and no principal payments are required prior to that date. We may, at our option, at any time on or after January 15, 2016, redeem some or all of the 8.25% Senior Notes by paying 100% of the principal amount of the 8.25% Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.

        We refer to the 8.25% Senior Notes and the 8.00% Senior Notes collectively as the Senior Notes, which are our senior unsecured obligations. The indenture governing our Senior Notes does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time. We estimate that the fair value of our 8.25% Senior Notes was $114,180 and that the fair value of our 8.00% Senior Notes was $120,240, based on their respective closing prices on the New York Stock Exchange (a Level 1 input) on December 31, 2014.

Revolving Credit Facility

        On December 19, 2014, we amended our revolving credit facility, or the Credit Facility, to, among other things: (i) extend the maturity of the Credit Facility from October 25, 2016 to December 19, 2019; (ii) reduce the applicable margins on borrowings and standby letter of credit fees; (iii) reduce the unused line fee rate; (iv) reduce the threshold for triggering a minimum fixed charge ratio requirement; and (v) make certain adjustments to the borrowing base calculation in a manner we believe is favorable to us. Under this Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in October 2016. The availability of this maximum amount is subject to limits based on

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

7. Long Term Debt (Continued)

qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300,000. The Credit Facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Borrowings under the Credit Facility bear interest at an annual rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). Pursuant to the Credit Facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the Credit Facility. As of December 31, 2014, our letter of credit fees were an annual rate of 1.50% of our outstanding standby letters of credit and our unused line fee rate was an annual rate of 0.375% of the maximum balance minus our utilization and letters of credit.

        The Credit Facility requires us to maintain certain levels of collateral, limits our ability to incur debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and contains other customary covenants and conditions. The Credit Facility provides for the acceleration of principal and interest payments upon an event of default including, but not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the Credit Facility, and our default under certain contracts, including the HPT Leases, and our business management and shared services agreement with Reit Management & Research LLC, or RMR. Our Credit Facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. The amount available to us is determined by reference to a borrowing base calculation based on eligible collateral. At December 31, 2014, a total of $96,806 was available to us for borrowings and letters of credit under the Credit Facility. At December 31, 2014, there were no borrowings outstanding under the Credit Facility but we had outstanding $41,900 of letters of credit issued under that facility, securing certain trade payables, insurance, fuel tax and other obligations. These letters of credit reduce the amount available for borrowing under the Credit Facility.

Deferred Financing Costs

        Deferred financing costs were $10,930 and $5,594 at December 31, 2014 and 2013, respectively, net of accumulated amortization of $664 and $1,083, respectively, and are included in other noncurrent assets in our consolidated balance sheets. We capitalized $4,915 of costs related to the 8.25% Senior Notes offering. In 2014, we capitalized $5,552 of costs related to the issuance of our 8.00% Senior Notes and $583 related to amending our Credit Facility and we recognized expense of $96 to write off previously capitalized fees when we amended our Credit Facility. We estimate we will recognize future amortization of deferred financing fees of approximately $924 in each of the years from 2015 through 2019. We recognized interest expense from the amortization of deferred financing fees, of $703, $667 and $352 for the years ended December 31, 2014, 2013 and 2012, respectively.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

8. Leasing Transactions

        As a lessee.    We have entered into lease agreements covering a majority of our retail locations, our warehouse space, and various equipment and vehicles, with the most significant leases being the two HPT Leases as further described below. Certain leases include renewal options, and certain leases include escalation clauses and purchase options. Future minimum lease payments required under leases that had remaining noncancelable lease terms in excess of one year, as of December 31, 2014, were as follows (included herein are the full payments due under the HPT Leases including the amount attributed to those sites that are accounted for as a financing in our consolidated balance sheet as reflected in the sale-leaseback financing obligation):

Year ending December 31,	Total
2015	$239,447
2016	236,827
2017	234,762
2018	231,798
2019	228,105
Thereafter	951,900

Total	$2,122,839

        The expenses related to our operating leases are included in the site level operating expense; selling, general and administrative expense; and real estate rent lines of the operating expenses section of our consolidated statements of income and comprehensive income. Rent expense under our operating leases consisted of the following:

	Years Ended December 31,
	2014	2013	2012
Minimum rent	$212,711	$205,413	$195,964
Sublease rent	8,932	8,697	8,736
Contingent rent	3,671	2,540	1,710

Total rent expense	$225,314	$216,650	$206,410

        Pursuant to the HPT Leases, we lease 184 properties from HPT. See Note 12 for a further description of the HPT Leases and related transactions and relationships.

        As a lessor.    As of December 31, 2014 and 2013, five of the travel centers we lease from HPT were subleased to franchisees under operating lease agreements. During 2013 and 2012, we acquired the operations at one and four, respectively, of the travel centers that previously had been subleased from us to former franchisees. The current terms of the five remaining sublease agreements expire between June and September 2017. Four of the five subleases have one remaining renewal option for an additional five year period; the fifth sublease has no further renewal option. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. Rent revenue from these operating leases totaled $4,365, $4,869 and $5,724 for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum lease

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

8. Leasing Transactions (Continued)

payments due to us for the five subleased sites under these operating leases as of December 31, 2014, were as follows:

Year ending December 31,	Total
2015	$4,458
2016	4,458
2017	2,499

Total	$11,415

9. Shareholders' Equity

        In December 2013, we issued 7,475,000 common shares in a public offering, raising proceeds of approximately $65,102 after underwriters' discounts and commissions and other costs of the offering.

        Share Award Plan.    An aggregate of 6,000,000 of our common shares were authorized for issuance under the terms of our Amended and Restated 2007 Equity Compensation Plan, or the Plan. We awarded a total of 803,250, 619,075 and 767,925 common shares under the Plan during the years ended December 31, 2014, 2013 and 2012, respectively, with aggregate market values of $7,766, $6,626 and $3,377, respectively, based on the closing prices of our common shares on the principal exchange on which they were traded on the dates of the awards. During the years ended December 31, 2014, 2013 and 2012, we recognized total share based compensation expense of $5,105, $4,183 and $2,470, respectively. During the years ended December 31, 2014, 2013 and 2012, the vesting date fair value of common shares that vested was $6,233, $6,454 and $2,554, respectively.

        The weighted average grant date fair value of common shares issued in 2014, 2013 and 2012 was $9.67, $10.70 and $4.40, per share, respectively. Common shares issued to directors vest immediately and the related compensation expense is recognized on the grant date. Common shares issued to others vest in five to ten equal annual installments beginning on the date of grant. The related compensation expense is determined based on the market value of our common shares on either the date of grant for employees or the vesting date for nonemployees, as appropriate, with the aggregate value of the granted common shares expensed over the related vesting period. As of December 31, 2014, 732,780 common shares remained available for issuance under the Plan. As of December 31, 2014, there was a total of $13,900 of share based compensation related to unvested common shares that will be expensed over a weighted average remaining service period of 5.4 years. The following table sets forth the

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

9. Shareholders' Equity (Continued)

number and weighted average grant date fair value of unvested common shares and common shares issued under the Plan for the year ended December 31, 2014.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares balance as of December 31, 2013	1,842,425	$6.08
Granted	803,250	9.67
Vested	(654,250)	6.63
Forfeited/canceled	(2,730)	7.06

Unvested shares balance as of December 31, 2014	1,988,695	7.34

        Treasury Shares.    Recipients of share awards may elect to have us withhold the number of their vesting common shares with a fair market value equal to, but not greater than, the minimum required tax withholding obligations with respect to share awards. During 2014, we acquired through this share withholding process an aggregate of 89,528 common shares with an aggregate value of $928, which is reflected as treasury shares in our consolidated balance sheet.

        Accumulated Other Comprehensive Income.    Accumulated other comprehensive income at December 31, 2014, 2013 and 2012, consisted of the following:

	Foreign currency translation adjustment	Equity interest in investee's unrealized gain (loss) on investments	Accumulated other comprehensive income
Balance at December 31, 2011	$1,057	$77	$1,134
2012 foreign currency translation adjustment, net of tax of $55	143	—	143
2012 equity interest in investee's unrealized gain on investments	—	22	22

Balance at December 31, 2012	$1,200	$99	$1,299
2013 foreign currency translation adjustment, net of tax of $(133)	(415)	—	(415)
2013 equity interest in investee's unrealized gain on investments	—	(50)	(50)

Balance at December 31, 2013	$785	$49	$834
2014 foreign currency translation adjustment, net of tax of $(198)	(400)	—	(400)
2014 equity interest in investee's unrealized loss on investments	—	1	1

Balance at December 31, 2014	$385	$50	$435

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. Income Taxes

        Our tax provision (benefit) for the years ended December 31, 2014, 2013 and 2012, were $38,023, $(26,618), and $1,491, respectively. The amount for 2013 includes a $29,853 benefit from changes in the valuation allowance that primarily resulted from the reversal of the valuation allowance we historically had maintained with respect to most of our deferred tax assets. Included in tax expense for the years ended December 31, 2014, 2013 and 2012, were $1,196, $822 and $850, respectively, of certain state taxes on operating income that are payable without regard to our tax loss carryforwards. Our income tax provision differs from the U.S. federal statutory rate primarily due to the impact of state income taxes and various items that are not deductible for income tax purposes, partially offset by federal tax credits and incentives.

Effective Tax Rate Reconciliation

	Years Ended December 31,
	2014	2013	2012
U.S. federal statutory rate applied to income before taxes	35.00%	35.00%	35.00%
State income taxes, net	4.13	18.74	5.39
Nondeductible expenses	1.39	32.82	4.64
Benefit of tax credits	(2.20)	(21.99)	(17.84)
Taxes on foreign income at different than U.S. rate	0.25	0.38	0.37
Change in valuation allowance	—	(596.38)	(24.76)
Other—net	(0.35)	(0.32)	1.63

Total tax provision (benefit)	38.22%	(531.75)%	4.43%

Components of the Income Tax Provision

	Years Ended December 31,
	2014	2013	2012
Current tax provision:
Federal	$23,037	$1,946	$—
State	1,196	822	850

Total current tax provision	24,233	2,768	850
Deferred tax provision (benefit):
Federal	10,880	(22,312)	587
State	2,910	(7,074)	54

Total deferred tax provision (benefit)	13,790	(29,386)	641

Total tax provision (benefit)	$38,023	$(26,618)	$1,491

        As of December 31, 2014, our net operating loss carryforwards to offset future taxable income and to be taken as deductions in our U.S. federal and state corporate income tax returns were $71,643 and $67,349, respectively. We also had tax credit carryforwards to offset future federal income tax totaling $10,967. If not used, the net operating loss carryforwards will begin to expire in 2024 and the tax credit carryforwards will begin to expire in 2027. As of December 31, 2014, we had a valuation allowance of

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. Income Taxes (Continued)

$955 which has been established due to the uncertainty of realizing deferred tax assets in certain state and foreign jurisdictions.

Components of Deferred Tax Assets and Liabilities

	2014	2013
Current deferred tax assets:
Reserves	$16,582	$21,498
Deferred tenant improvements allowance	2,633	2,614
Straight line rent accrual	984	920
Tax loss carryforwards	1,542	2,403
Other	638	3,320

Total current deferred tax asset before valuation allowance	22,379	30,755
Valuation allowance	(22)	(39)

Total current deferred tax assets	22,357	30,716
Noncurrent deferred tax assets:
Straight line rent accrual	13,341	21,549
Reserves	7,646	7,092
Sale-leaseback financing obligation	34,331	33,538
Asset retirement obligation	7,263	673
Tax loss carryforwards	3,681	5,801
Deferred tenant improvements allowance	18,430	20,911
Other	3,200	844

Total noncurrent deferred tax asset before valuation allowance	87,892	90,408
Valuation allowance	(933)	(918)

Total noncurrent deferred tax assets	86,959	89,490

Total deferred tax assets	109,316	120,206
Noncurrent deferred tax liabilities:
Depreciable assets	(104,243)	(102,008)
Intangible assets	(5,047)	(4,730)
Other	(1,484)	(1,262)

Total	(110,774)	(108,000)

Net deferred tax assets (liabilities)	$(1,458)	$12,206

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. Income Taxes (Continued)

        The following table presents the classification in our consolidated balance sheets of the deferred tax assets and liabilities presented in the table above.

	December 31, 2014	December 31, 2013
Deferred tax amounts are included in:
Other current assets	$22,357	$30,716
Other noncurrent liabilities	$23,815	$18,510

Valuation Allowance for Deferred Tax Assets

	Balance at Beginning of Year	Additions/ (Reversals) Recorded in the Provision for Income Taxes	Other Changes	Balance at End of Year
Year Ended December 31, 2014	$957	$—	$(2)	$955

Year Ended December 31, 2013	$30,835	$(29,853)	$(25)	$957

Year Ended December 31, 2012	$39,176	$(8,341)	$—	$30,835

Uncertain Tax Positions

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of period	$59,557	$60,138	$57,448
Reductions to current year tax positions	—	(502)	(471)
Additions (reductions) to prior year tax positions	—	(79)	3,161
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Balance at end of period	$59,557	$59,557	$60,138

        As of December 31, 2014, 2013 and 2012, we had unrecognized tax benefits of $59,557, $59,557 and $60,138, respectively. These unrecognized tax benefits relate to uncertainties concerning our value as of the ownership change in 2007, whether certain capital contributions made in that year should be included in the computation of the annual net operating loss deduction limitation, and uncertainties as to the measurement of the net unrecognized built-in loss and allocation of the net unrecognized built-in loss, if any, to our various assets as of the date of the ownership change. These uncertainties impact the amount of the loss carryforwards that are subject to the annual net operating loss deduction limitation as well as the annual net operating loss deduction limitation itself.

        The amount of the uncertain tax benefits if settled favorably that would have an impact on the effective tax rate is $57,228, $57,228 and $57,280 for the years ended December 31, 2014, 2013 and 2012, respectively. However, with respect to the year ended December 31, 2012, the impact would have been fully offset by an increase in the valuation allowance. As of December 31, 2014 and 2013, $34,675

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. Income Taxes (Continued)

and $57,721, respectively, of the uncertain tax benefits were classified as a reduction to our deferred tax assets and $24,882 and $1,836, respectively, were classified as a noncurrent liability. We have not accrued interest or penalties due the existence of net operating loss and credit carryforwards to offset any additional income tax liability. We do not anticipate the amount of the existing unrecognized tax benefits will significantly change in the next twelve months.

        We file income tax returns in the United States, various states, and Canada. Our federal income tax returns are subject to tax examinations for the years ended December 31, 2011 through 2013. Our state and Canadian income tax returns are generally subject to examination for the tax years ended December 31, 2009, through December 31, 2013. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted by the taxing authorities to the extent the carryforwards are claimed in a future year.

11. Equity Investments

Affiliates Insurance Company

        At December 31, 2014, we owned approximately 14.3% of Affiliates Insurance Company, or AIC. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because a majority of our Directors are also directors of AIC. This investment had a carrying value of $6,828 and $5,913 as of December 31, 2014 and 2013, respectively, and is presented in our consolidated balance sheets in other noncurrent assets. During 2014, 2013 and 2012, we recognized income of $89, $334 and $316, respectively, related to this investment. In May 2014, we purchased 2,857 AIC shares for $825. See Note 12 for a further description of our transactions with AIC.

Petro Travel Plaza Holdings LLC

        We own a 40% interest in Petro Travel Plaza Holdings LLC, or PTP, and operate two travel centers and two gasoline stations/convenience stores that PTP owns for which we receive management and accounting fees. This investment is accounted for under the equity method. The carrying value of this investment as of December 31, 2014 and 2013, was $20,807 and $17,672, respectively and was included in other noncurrent assets in our consolidated balance sheets. The equity income recorded from this investment for the years ended December 31, 2014, 2013 and 2012, was $3,135, $2,340 and $1,561, respectively. See Note 12 for a further description of our transactions with PTP.

        The locations owned by PTP are encumbered by debt with an outstanding balance of $16,602 as of December 31, 2014. Since we account for our investment in PTP under the equity method of accounting, we have not recorded a liability for this debt. We are not directly liable for this loan, but the carrying value of our investment in this joint venture could be adversely affected if the joint venture defaulted on this debt and the joint venture's property, which is collateral for this loan, was sold. In connection with the loan agreement entered by PTP, we and our joint venture partner each agreed to indemnify the lender against liability from environmental matters related to PTP's sites.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

11. Equity Investments (Continued)

Fair Value

        It is not practicable to estimate the fair value of TA's investment in the equity of AIC or PTP because of the lack of quoted market prices and the inability to estimate current fair value without incurring excessive costs. However, management believes that the carrying amounts of AIC and PTP at December 31, 2014, were not impaired given these companies' overall financial conditions and earnings trends.

12. Related Party Transactions

Governance Guidelines

        We have adopted written Governance Guidelines that describe the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Director or executive officer, any member of the immediate family of any Director or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Directors and our Board of Directors reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Directors, even if the disinterested Directors constitute less than a quorum. If there are no disinterested Directors, the transaction must be reviewed, authorized and approved or ratified by both (1) the affirmative vote of a majority of our Board of Directors and (2) the affirmative vote of a majority of our Independent Directors. In determining whether to approve or ratify a transaction, our Board of Directors, or disinterested Directors or Independent Directors, as the case may be, shall act in accordance with any applicable provisions of our limited liability company agreement and bylaws, consider all of the relevant facts and circumstances and approve only those transactions that they determine are fair and reasonable to us and our shareholders. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Directors or otherwise in accordance with our policies, limited liability company agreement and bylaws, each as described above. In the case of any transaction with us in which any other employee of ours who is subject to our Code of Business Conduct and Ethics and who has a direct or indirect material interest in the transaction, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

Relationship with HPT

        HPT was our parent company until 2007 and is our principal landlord and our largest shareholder. We were created as a separate public company in 2007 as a result of a spin off from HPT. As of December 31, 2014, HPT owned 3,420,000 of our common shares, representing approximately 8.9% of our outstanding common shares. One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of HPT. Mr. Barry Portnoy's son, Mr. Adam Portnoy, is also a managing trustee of HPT, and Mr. Barry Portnoy's son-in-law, Mr. Ethan Bornstein, is an executive officer of HPT. Our other Managing Director, Mr. Thomas O'Brien, who is also our President and Chief Executive Officer, was a former executive officer of HPT. One of our Independent Directors, Mr. Arthur Koumantzelis, was an independent trustee of HPT prior to our spin-off from HPT.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. Related Party Transactions (Continued)

        We have two leases with HPT, the TA Lease and the Petro Lease, pursuant to which we lease 184 properties from HPT. Our TA Lease is for 144 properties and our Petro Lease is for 40 properties. The TA Lease expires on December 31, 2022. The Petro Lease expires on June 30, 2024, and may be extended by us for up to two additional periods of 15 years each. We have the right to use the "TA", "TravelCenters of America" and other trademarks, which are owned by HPT, during the term of the TA Lease.

        The HPT Leases are "triple net" leases that require us to pay all costs incurred in the operation of the leased properties, including costs related to personnel, utilities, inventory acquisition and provision of services to customers, insurance, real estate and personal property taxes, environmental related expenses, underground storage tank removal costs, and, at those properties at which HPT leases the property from the owner and subleases it to us, ground lease payments. We also are required generally to indemnify HPT for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased properties and, at lease expiration, we are required to pay an amount equal to an estimate of the cost of removing underground storage tanks on the leased properties. The HPT Leases also include arbitration provisions for the resolution of disputes.

        As amended, the TA Lease requires us to pay minimum rent to HPT of $163,438 per year through December 31, 2022. As amended, the Petro Lease requires us to pay minimum rent to HPT of $61,414 per year through June 30, 2024. These minimum rent amounts include increases in minimum rent as a result of lease amendments and HPT's purchasing improvements to the properties we lease from HPT, as described below.

        Effective January 2012 and 2013, we began to incur percentage rent payable to HPT under the TA Lease and the Petro Lease, respectively. In each case, the percentage rent equals 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased properties over base amounts. The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index. Also, as discussed below, HPT has agreed to waive payment of the first $2,500 of percentage rent that may become due under our Petro Lease; HPT waived $640 of percentage rent under our Petro Lease for the year ended December 31, 2014, pursuant to that waiver; and through December 31, 2014, HPT has cumulatively waived $1,006 of the $2,500 of percentage rent to be waived. The total amount of percentage rent (which is net of the waived amount) that we incurred during the years ended December 31, 2014, 2013 and 2012, was $2,984, $2,050 and 1,465, respectively.

        Under the HPT Leases, we may request that HPT purchase approved amounts for renovations, improvements and equipment at the leased properties in return for increases in our minimum annual rent according to the following formula: the minimum rent per year will be increased by an amount equal to the amount paid by HPT multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. During 2014, 2013 and 2012, pursuant to the terms of the HPT Leases, we sold to HPT $66,133, $83,912 and $76,754, respectively, of improvements we previously made to properties leased from HPT, and, as a result, our minimum annual rent payable to HPT increased by $5,621, $7,133 and $6,524, respectively. At December 31, 2014, our property and equipment balance included $32,571 of improvements of the type that we typically request that HPT purchase for an increase in rent; however, HPT is not obligated to purchase these improvements.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. Related Party Transactions (Continued)

        The following table sets forth the amounts of minimum lease payments required under the HPT Leases as of December 31, 2014, in each of the years shown.

Year ending December 31,	Minimum Rent(1)	Rent for Ground Leases Acquired by HPT(1)	Total Minimum Lease Payments Due to HPT(1)	Rent for Ground Leases Subleased from HPT(1)
2015	$219,570	$5,282	$224,852	$8,459
2016	219,570	5,333	224,903	6,580
2017	219,570	5,396	224,966	5,733
2018	219,570	5,265	224,835	5,135
2019	219,570	4,638	224,208	3,217
2020	219,570	2,537	222,107	2,507
2021	219,570	1,577	221,147	2,274
2022(2)	351,175	—	351,175	1,560
2023	61,414	—	61,414	922
2024(3)	83,018	—	83,018	694

(1)
The timing of minimum rent payments does not match the recognition of expense under GAAP, which requires that the minimum rent payments are recognized in expense evenly over the term of the lease regardless of the payment schedule.

(2)
Includes previously deferred rent payments of $107,085 and estimated cost of removing underground storage tanks on the leased properties of $24,252 due on December 31, 2022.

(3)
Includes previously deferred rent payments of $42,915 and estimated cost of removing underground storage tanks on the leased properties of $9,403 due on June 30, 2024.

        In 2008, we entered into a rent deferral agreement with HPT, which we and HPT subsequently amended in 2011. Pursuant to the deferral agreement, we were permitted to defer up to $150,000 of rent payable to HPT. We were not permitted to defer any additional amounts of rent after December 31, 2010. As of December 31, 2010, we had deferred, in aggregate, $150,000 of rent, which remained outstanding as of December 31, 2014. The deferral agreement also included a prohibition on share repurchases and dividends by us while any deferred rent remains unpaid. Pursuant to the deferral agreement, $107,085 of our deferred rent will be due and payable on December 31, 2022, and the remaining $42,915 will be due and payable on June 30, 2024. Interest ceased to accrue on deferred rent owed to HPT by us beginning on January 1, 2011; however, the deferred rent amounts shall be accelerated and interest shall begin to accrue on the deferred rent amounts if certain events provided in the deferral agreement occur, including a change of control of us, as defined that agreement. In connection with the deferral agreement, we entered into a registration rights agreement with HPT, which provides HPT with certain rights to require us to conduct a registered public offering with respect to our common shares issued to HPT pursuant to the deferral agreement, which rights continue through the date that is twelve months following the latest of the expiration of the terms of the TA Lease and the Petro Lease.

        On April 15, 2013, we entered an agreement with Equilon Enterprises LLC doing business as Shell Oil Products US, or Shell, pursuant to which Shell has agreed to construct a network of natural gas

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. Related Party Transactions (Continued)

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

        On July 1, 2013, HPT purchased land that was previously leased by HPT from a third party and subleased to us under the TA Lease. Effective as of that date, rents due to that third party and our paying of those rents of approximately $545 annually on behalf of HPT under the terms of the TA Lease ceased. Also on that date, we and HPT amended the TA Lease to reflect our direct lease from HPT of that land and certain minor properties adjacent to other existing properties included in the TA Lease that also had been purchased by HPT, and to increase the annual rent due under the TA Lease by $537, which was 8.5% of HPT's investment.

        On December 23, 2013, HPT purchased property adjacent to a property we lease from HPT under the Petro Lease. Effective as of that date, we and HPT amended the Petro Lease to add that property to that lease and to increase annual rent due under the Petro Lease by $105, which was 8.5% of HPT's investment.

        On August 13, 2013, the travel center located in Roanoke, VA that we leased from HPT under the TA Lease was taken by eminent domain proceedings brought by the Virginia Department of Transportation, or VDOT, in connection with planned highway construction. The TA Lease provides that the annual rent payable by us is reduced by 8.5% of the amount of the proceeds HPT receives from the taking or, at HPT's option, the fair market value rent of the property on the commencement date of the TA Lease. In January 2014, HPT received proceeds from VDOT of $6,178, which is a substantial portion of VDOT's estimate of the value of the property, and as a result our annual rent under the TA Lease was reduced by $525 effective January 6, 2014. We and HPT are challenging VDOT's estimate of this property's value and we expect that the final resolution of this matter will take considerable time. After the VDOT taking, HPT entered a lease agreement with VDOT to lease this property for $40 per month; and subleased this property to us so that we became responsible to pay this VDOT lease rent. Following the expiration of this lease in November 2014, this property was surrendered to the VDOT.

        On July 14, 2014, HPT agreed to purchase and lease to us under the TA Lease land adjacent to a travel center that HPT owns in Florence, KY. On August 25, 2014, HPT terminated the purchase agreement.

        On September 23, 2014, HPT exercised its option to purchase the land and improvements at the travel center we sublease from HPT in Waterloo, NY. This transaction is expected to close in October 2015 and we expect that, following HPT's purchase, we will lease this travel center directly from HPT.

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

	Years Ended December 31,
	2014	2013	2012
Cash payments for rent under the HPT Leases	$222,722	$216,659	$207,653
Change in accrued estimated percentage rent	959	327	(11)
Adjustments to recognize expense on a straight line basis	(1,621)	(1,734)	(2,664)
Less sale-leaseback financing obligation amortization	(2,380)	(1,644)	(2,089)
Less portion of rent payments recognized as interest expense	(5,887)	(7,400)	(7,330)
Less deferred tenant improvements allowance amortization	(6,769)	(6,769)	(6,769)
Amortization of deferred gain on sale-leaseback transactions	(385)	(354)	(103)

Rent expense related to HPT Leases	206,639	199,085	188,687
Rent paid to others(1)	10,786	10,206	9,915
Adjustments to recognize expense on a straight line basis for other leases	(270)	29	325

Total real estate rent expense	$217,155	$209,320	$198,927

(1)
Includes rent paid directly to HPT's landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. Related Party Transactions (Continued)

        The following table summarizes the various amounts related to the HPT Leases that are included in our consolidated balance sheets.

	December 31, 2014	December 31, 2013
Current HPT Leases liabilities:
Accrued rent	$19,407	$18,041
Sale-leaseback financing obligation(1)	2,547	2,358
Straight line rent accrual(2)	2,529	2,382
Deferred gain on sale-leaseback transactions(3)	385	385
Deferred tenant improvements allowance(4)	6,769	6,769

Total Current HPT Leases liabilities	$31,637	$29,935

Noncurrent HPT Leases liabilities:
Deferred rent obligation(5)	$150,000	$150,000
Sale-leaseback financing obligation(1)	82,591	83,762
Straight line rent accrual(2)	50,234	52,901
Deferred gain on sale-leaseback transactions(3)	2,732	3,117
Deferred tenant improvements allowance(4)	47,377	54,146

Total Noncurrent HPT Leases liabilities	$332,934	$343,926

(1)
Sale-leaseback Financing Obligation. GAAP governing the transactions related to our entering the TA Lease required us to recognize in our consolidated balance sheets the leased assets at thirteen of the properties that we leased from HPT because we subleased more than a minor portion of those properties to third parties, and one property that did not qualify for operating lease treatment for other reasons. Accordingly, we recorded the leased assets at these properties at an amount equal to HPT's recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale-leaseback financing obligation in our consolidated balance sheets. In addition, sales to HPT of improvements at these properties are accounted for as sale-leaseback financing transactions and these liabilities are increased by the amount of proceeds we receive from HPT. We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the sale-leaseback financing obligation and a portion as interest expense in our consolidated statements of income and comprehensive income. We determined the allocation of these rent payments to the liability and to interest expense using the effective interest method. The amounts allocated to interest expense during the years ended December 31, 2014, 2013 and 2012, were $5,887, $7,400 and $7,330, respectively.

During 2012, the subleases at four of these properties were terminated and we began operating these properties directly. The termination of these subleases qualified the properties for sale-leaseback accounting, at which time we reduced our property and equipment balance by $22,229 and our sale-leaseback financing obligation balance by $24,646, resulting in a deferred gain of $2,417. In October 2013, the sublease at another one of these properties was terminated and we began to operate that property, qualifying it for sale-leaseback accounting, at which time we reduced our property and equipment balance by $2,030 and our sale-leaseback financing obligation

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. Related Party Transactions (Continued)

  balance by $2,463, resulting in a deferred gain of $433. See note (3) below for further discussion regarding the deferred gains.

(2)
Straight Line Rent Accrual. The TA Lease included scheduled rent increases over the first six years of the lease term, as do certain of the leases for properties we sublease from HPT, the rent for which we pay directly to HPT's landlords. Also, under our leases with HPT, we are obligated to pay to HPT at lease expiration an amount equal to an estimate, calculated in accordance with GAAP, of the cost of removing the underground storage tanks. We recognize the effects of scheduled rent increases and the future payment to HPT for the estimated cost of removing underground storage tanks in real estate rent expense over the lease terms on a straight line basis, with offsetting entries to this accrual balance.

(3)
Deferred Gain on Sale-Leaseback Transactions. This gain arose from our 2012 and 2013 terminations of subleases to franchisees for five properties we lease from HPT, which qualified these properties for sale-leaseback accounting and required us to remove the related assets and liabilities from our consolidated balance sheets, as further described in note (1) above, and from the sales to HPT of certain assets at the five properties we lease from HPT that we continue to sublease to franchisees. The gain from the sale portion of a sale-leaseback transaction is deferred and amortized into our real estate rent expense on a straight line basis over the then remaining term of the lease.

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

Relationship with RMR

        RMR provides business management and shared services to us pursuant to a business management and shared services agreement, or our business management agreement. One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Mr. Barry Portnoy's son, Mr. Adam Portnoy, is an owner of RMR and serves as President, Chief Executive Officer and a director of RMR. Our other Managing Director, Mr. Thomas O'Brien, who is also our President and Chief Executive Officer, Mr. Andrew Rebholz, our Executive Vice President, Chief

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. Related Party Transactions (Continued)

Financial Officer and Treasurer, and Mr. Mark Young, our Executive Vice President and General Counsel, are officers and employees of RMR. RMR provides management services to HPT and HPT's executive officers are officers and employees of RMR. Two of our Independent Directors also serve as independent directors or independent trustees of other companies to which RMR or its affiliates provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR serve as our officers and officers of those companies to which RMR or its affiliates provides management services.

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

        Our Board of Directors has given our Compensation Committee, which is comprised exclusively of our Independent Directors, authority to act on our behalf with respect to our business management agreement with RMR. The charter of our Compensation Committee requires the committee to review annually the terms of the business management agreement, evaluate RMR's performance under this agreement and determine whether to renew, amend or terminate the business management agreement.

        Pursuant to the business management agreement, RMR assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, advice and supervision with respect to our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel center and gasoline station/convenience store properties and companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal matters, human resources, insurance programs, management information systems and the like. Under our business management agreement, we pay RMR an annual business management fee equal to 0.6% of the sum of our gross fuel margin (which is our fuel sales revenues less our cost of fuel sales) plus our total nonfuel revenues. The fee is payable monthly based on the prior month's margins and revenues. This fee totaled $12,272, $10,758 and $10,025 for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of income and comprehensive income.

        RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies to which RMR or its affiliates provides management services, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR's costs of providing this internal audit function was approximately $272, $208 and $193 for the years ended December 31, 2014, 2013 and 2012, respectively. These allocated costs are in addition to the business management fees paid to RMR.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. Related Party Transactions (Continued)

        The current term of our business management agreement with RMR ends on December 31, 2015, and automatically renews for successive one year terms unless we or RMR gives notice of non-renewal before the end of an applicable term. On March 12, 2015, we and RMR entered into an amended and restated business management and shared services agreement, which was approved by our Compensation Committee, comprised solely of our Independent Directors. As amended, RMR may terminate the business management agreement upon 120 days' written notice, and we continue to have the right to terminate the business management agreement upon 60 days' written notice, subject to approval by a majority vote of our Independent Directors. As amended, if we terminate or elect not to renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.875 times the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination. Also, as amended, RMR agrees to provide certain transition services for us for 120 days following termination by us or notice of termination by RMR. The business management agreement includes arbitration provisions for the resolution of disputes.

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

        We are also generally responsible for all of our expenses and certain expenses incurred by RMR on our behalf. Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we have in the past, and may in the future enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

        We have a property management agreement with RMR under which RMR provides building management services to us for our headquarters building. The charter of our Compensation Committee requires that the Committee annually review the property management agreement, evaluate RMR's performance under this agreement and renew, amend or terminate this agreement. We paid RMR $141, $143 and $132 for property management services at our headquarters building for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of income and comprehensive income.

        Under the Plan, we grant restricted shares to certain employees of RMR who are not also Directors, officers or employees of ours. We granted a total of 62,550, 48,950 and 59,725 shares with an aggregate value of $610, $523 and $260 to such persons in 2014, 2013 and 2012, respectively, based upon the closing price of our common shares on the NYSE (for grants made in 2014 and 2013) or NYSE MKT (for grants made in 2012) on the dates of the grants. One fifth of those shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to both the fees we pay to RMR and our share grants to our Directors, officers and employees. On occasion, we have entered into arrangements with former employees of ours or RMR in connection with the termination of their employment with us or RMR,

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. Related Party Transactions (Continued)

providing for the acceleration of vesting of shares previously granted to them under the Plan. Additionally, each of our President and Chief Executive Officer, Executive Vice President, Chief Financial Officer and Treasurer, and Executive Vice President and General Counsel received grants of restricted shares of other companies to which RMR provides management services, including HPT, in their capacities as officers of RMR.

Other Relationships with HPT and RMR

        In connection with our spin off from HPT in 2007, we entered a transaction agreement with HPT and RMR, pursuant to which we granted HPT a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center to or with another party, and we granted HPT and any other company to which RMR provides management services a right of first refusal to acquire or finance any real estate of the types in which they invest before we do. We also agreed that for so long as we are a tenant of HPT we will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors under our leases with HPT; the sale of a material part of our assets or of any such tenant or guarantor; or the cessation of our continuing Directors to constitute a majority of our Board of Directors or any such tenant or guarantor. Also, we agreed not to take any action that might reasonably be expected to have a material adverse impact on HPT's ability to qualify as a REIT and to indemnify HPT for any liabilities it may incur relating to our assets and business. The transaction agreement includes arbitration provisions for the resolution of disputes.

Relationship with AIC

        We, RMR, HPT and four other companies to which RMR provides management services currently own AIC, an Indiana insurance company, and are parties to an amended and restated shareholders agreement regarding AIC. On May 9, 2014, as a result of a change in control of Equity Commonwealth (formerly CommonWealth REIT), or EQC, as defined in the amended and restated shareholders agreement, we and the other AIC shareholders purchased pro rata the AIC shares EQC owned in accordance with the terms of that agreement. Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825. Following these purchases, we and the other remaining six shareholders each owns approximately 14.3% of AIC.

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

        As of December 31, 2014, we have invested $6,054 in AIC since its formation in 2008. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC. Our investment in AIC had a carrying value of $6,828 and $5,913 as of December 31, 2014 and

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. Related Party Transactions (Continued)

2013, respectively, which amounts are included in other noncurrent assets on our consolidated balance sheets. We recognized income of $89, $334 and $316, related to our investment in AIC for 2014, 2013 and 2012, respectively. In June 2014, we and the other shareholders of AIC purchased a one-year property insurance policy providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. We paid AIC a premium, including taxes and fees, of $1,601 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy. Our annual premiums for this property insurance in 2013 and 2012 were $2,743 and $3,183, respectively. See Note 11 for a further description of our investment in AIC.

Directors' and Officers' Liability Insurance

        In September 2014, we purchased a two year combined directors' and officers' insurance policy with RMR and five other companies to which RMR provides management services that provides $10,000 in aggregate primary coverage, including certain errors and omission coverage. At that time, we also purchased separate additional one year directors' and officers' liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage. The total premium payable by us for these policies purchased in September 2014 was approximately $351.

Relationship with PTP

        PTP is a joint venture between us and Tejon Development Corporation, that owns two travel centers and two gasoline stations/convenience stores in California. We own a 40% interest in PTP and operate the two travel centers and two gasoline stations/convenience stores PTP owns for which we receive management and accounting fees, which totaled $800 for each of the years ended December 31, 2014, 2013 and 2012. The carrying value of our investment in PTP as of December 31, 2014 and 2013, was $20,807 and $17,672, respectively. At December 31, 2014 and 2013, we had a net receivable from PTP of $430 and payable to PTP of $1,147, respectively. We recognized income of $3,135, $2,340 and $1,561 during the years ended December 31, 2014, 2013 and 2012, respectively, related to this investment, which is separate from and in addition to the management and accounting fees we earned. During 2012, we received distributions from PTP totaling $4,800. These distributions represented a return on our investment and, accordingly, are included as operating activities in the accompanying consolidated statements of cash flows. See Note 11 for a further description of our investment in PTP.

13. Contingencies

Legal Proceedings

        We are routinely involved in various legal and administrative proceedings, including tax audits, incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

13. Contingencies (Continued)

Environmental Contingencies

        Extensive environmental laws regulate our operations and properties. These laws may require us to investigate and clean up hazardous substances, including petroleum or natural gas products, released at our owned and leased properties. Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance. We use both underground storage tanks and above ground storage tanks to store petroleum products, natural gas and waste at our locations. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water. In addition, our travel centers and gasoline stations/convenience stores also include fueling areas and truck repair and maintenance facilities. Under the terms of our leases, we generally have agreed to indemnify HPT for any environmental liabilities related to properties that we lease from HPT and we are required to pay all environmental related expenses incurred in the operation of the properties. Under an agreement with Shell, we have agreed to indemnify Shell and its affiliates from certain environmental liabilities incurred with respect to our travel centers where natural gas fueling lanes are installed.

        From time to time we have received, and in the future likely will receive, notices of alleged violations of environmental laws or otherwise have become or will become aware of the need to undertake corrective actions to comply with environmental laws at our locations. Investigatory and remedial actions were, and regularly are, undertaken with respect to releases of hazardous substances at our locations. In some cases we received, and may receive in the future, contributions to partially offset our environmental costs from insurers, from state funds established for environmental clean up associated with the sale of petroleum products or from indemnitors who agreed to fund certain environmental related costs at locations purchased from those indemnitors. To the extent we incur material amounts for environmental matters for which we do not receive or expect to receive insurance or other third party reimbursement or for which we have not previously recorded a liability, our operating results may be materially adversely affected. In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed.

        At December 31, 2014, we had a gross accrued liability of $5,787 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,658, resulting in an estimated net amount of $4,129 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial condition or results of operations.

        In February 2014, we reached an agreement with the California State Water Resources Control Board, or the State Water Board, to settle certain claims the State Water Board had filed against us in California Superior Court in 2010 relating to alleged violations of underground storage tank laws and regulations for a cash payment of $1,800; suspended penalties of $1,000 that may become payable by us in the future if, prior to March 2019, we fail to comply with specified underground storage tank laws

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

13. Contingencies (Continued)

and regulations; and our agreement to invest, prior to March 2018, up to $2,000 of verified costs that are directly related to the development and implementation of a comprehensive California Enhanced Environmental Compliance Program for the underground storage tank systems at all of our California facilities that is above and beyond minimum requirements of California law and regulations related to underground storage tank systems. To the extent that we do not incur the full $2,000 of eligible environmental compliance costs by March 2018, the difference between the amount we incur and $2,000 will be payable to the State Water Board. The settlement, which was approved by the Superior Court on February 20, 2014, also included injunctive relief provisions requiring that we comply with certain California environmental laws and regulations applicable to underground storage tank systems. We made the $1,800 cash payment during the first quarter of 2014. As of December 31, 2014, we have a liability of $1,623 recorded with respect to this matter, which amount is included in the gross accrued liability for environmental matters referenced above. We have not recognized a liability for any portion of the suspended penalties totaling $1,000 as we believe the probability of triggering these penalties is remote.

        We have insurance of up to $10,000 per incident and up to $40,000 in the aggregate for certain environmental liabilities, subject, in each case, to certain limitations and deductibles. However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.

        It is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future or the ultimate outcome of matters currently pending. We cannot be certain that contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future. If we discover additional environmental issues, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our fuel products, may require us to expend significant amounts and may negatively impact our business. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel, as well as President Obama's February 2014 order that his administration develop and implement new fuel efficiency standards for medium and heavy duty commercial trucks by March 2016, has caused us to add certain services and provide certain products to our customers at a cost to us and may decrease the demand for our fuel products and negatively impact our business. Further, legislation and regulations that limit carbon emissions also may cause our energy costs at our locations to increase.

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

14. Accounts Receivable

        Changes in, and balances of, the allowance for doubtful accounts receivable were as follows:

	Balance at Beginning of Period	Amounts Charged/ (Credited) To Expense	Amounts Charged Off, Net of Recoveries	Balance at End of Period
Year Ended December 31, 2014
Deducted from accounts receivable for doubtful accounts	$1,304	$417	$(409)	$1,312

Year Ended December 31, 2013
Deducted from accounts receivable for doubtful accounts	$1,516	$(274)	$62	$1,304

Year Ended December 31, 2012
Deducted from accounts receivable for doubtful accounts	$1,679	$349	$(512)	$1,516

15. Inventories

        Inventories at December 31, 2014 and 2013, consisted of the following:

	2014	2013
Nonfuel products	$146,370	$150,600
Fuel products	26,380	48,601

Total inventories	$172,750	$199,201

16. Selected Quarterly Financial Data (unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2014 and 2013:

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,967,309	$2,076,109	$2,009,217	$1,725,998
Gross profit (excluding depreciation)	301,564	325,093	332,136	360,020
Income from operations	4,865	26,939	25,324	56,512
Provision for income taxes	(276)	(9,673)	(9,442)	(18,632)
Net income	197	13,634	12,796	34,342
Net income per share:
Basic and diluted	0.01	0.36	0.34	0.91
Comprehensive income	24	13,825	12,538	34,184

TravelCenters of America LLC

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

16. Selected Quarterly Financial Data (unaudited) (Continued)

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,957,351	$2,018,754	$2,062,096	$1,906,530
Gross profit (excluding depreciation)	263,807	301,228	307,141	280,651
Income (loss) from operations	(8,460)	19,971	20,938	(11,259)
Benefit (provision) for income taxes	(170)	(382)	(1,074)	28,244
Net income (loss)	(12,139)	15,984	15,803	11,975
Net income (loss) per share:
Basic and diluted	(0.41)	0.54	0.53	0.39
Comprehensive income (loss)	(12,273)	15,712	15,933	11,787

        During the fourth quarter of 2014 we recognized a benefit of $6,898 related to the reinstatement of biodiesel and renewable energy fuel tax credits on certain fuel purchases made during 2014.

        During the fourth quarter of 2013 we recognized a $10,000 charge related to a litigation settlement and $29,853 related to the reversal of a portion of the valuation allowance for deferred tax assets. Additionally, during the fourth quarter of 2013 we recognized a charge of $2,435 to correct for certain misstatements in our historical financial statements that we determined to be immaterial.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC
March 13, 2015	By:	/s/ ANDREW J. REBHOLZ
		Name:	Andrew J. Rebholz
		Title:	Executive Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. O'BRIEN Thomas M. O'Brien	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2015
/s/ ANDREW J. REBHOLZ Andrew J. Rebholz	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 13, 2015
/s/ WILLIAM E. MYERS William E. Myers	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 13, 2015
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Director	March 13, 2015
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Independent Director	March 13, 2015
/s/ LISA HARRIS JONES Lisa Harris Jones	Independent Director	March 13, 2015
/s/ ARTHUR G. KOUMANTZELIS Arthur G. Koumantzelis	Independent Director	March 13, 2015
/s/ JOSEPH L. MOREA Joseph L. Morea	Independent Director	March 13, 2015