Form 10-Q
period 2015-03-31
TRAVELCENTERS OF AMERICA LLC
filed 2015-05-07
CIK 1378453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of Common Shares outstanding at May 5, 2015: 38,344,608 common shares.

TRAVELCENTERS OF AMERICA LLC

FORM 10-Q

March 31, 2015

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$218,151	$224,275
Accounts receivable (less allowance for doubtful accounts of $1,210 and $1,312 as of March 31, 2015, and December 31, 2014, respectively)	119,977	96,478
Inventories	172,139	172,750
Other current assets	66,700	69,029
Total current assets	576,967	562,532

Property and equipment, net	814,605	765,828
Goodwill and intangible assets, net	57,234	54,550
Other noncurrent assets	42,758	42,264
Total assets	$1,491,564	$1,425,174

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$142,513	$123,084
Current HPT Leases liabilities	31,785	31,637
Other current liabilities	132,991	112,417
Total current liabilities	307,289	267,138

Noncurrent HPT Leases liabilities	330,290	332,934
Long term debt	230,000	230,000
Other noncurrent liabilities	88,668	76,492
Total liabilities	956,247	906,564

Shareholders’ equity:
Common shares, no par value, 39,158,666 shares authorized as of March 31, 2015 and December 31, 2014, 38,434,136 shares issued and 38,344,608 shares outstanding as of March 31, 2015, and 38,425,886 shares issued and 38,336,358 shares outstanding as of December 31, 2014	680,761	679,482
Accumulated other comprehensive income	134	435
Accumulated deficit	(144,650)	(160,379)
Treasury shares, 89,528 shares as of March 31, 2015 and December 31, 2014	(928)	(928)
Total shareholders’ equity	535,317	518,610
Total liabilities and shareholders’ equity	$1,491,564	$1,425,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

 (in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014

Revenues:
Fuel	$1,003,167	$1,589,646
Nonfuel	401,510	374,666
Rent and royalties from franchisees	3,024	2,997
Total revenues	1,407,701	1,967,309

Cost of goods sold (excluding depreciation):
Fuel	890,780	1,497,329
Nonfuel	178,422	168,416
Total cost of goods sold	1,069,202	1,665,745

Operating expenses:
Site level operating	205,584	199,571
Selling, general & administrative	27,616	26,796
Real estate rent	55,604	54,204
Depreciation and amortization	17,525	16,128
Total operating expenses	306,329	296,699

Income from operations	32,170	4,865

Acquisition costs	414	610
Interest expense, net	6,332	4,036
Income before income taxes and income from equity investees	25,424	219
Provision for income taxes	10,486	276
Income from equity investees	791	254
Net income	$15,729	$197

Other comprehensive (loss) income, net of tax:
Foreign currency translation loss, net of taxes of $(194) and $(90), respectively	(346)	(192)
Equity interest in investee’s unrealized gain on investments	45	19
Other comprehensive (loss) income	(301)	(173)

Comprehensive income	$15,428	$24

Net income per common share:
Basic and diluted	$0.41	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net income	$15,729	$197
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash rent expense	(2,336)	(2,168)
Depreciation and amortization expense	17,525	16,128
Deferred income tax provision	35	276
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(23,567)	(51,676)
Inventories	3,723	7,001
Other assets	2,521	65
Accounts payable and other liabilities	42,702	40,561
Other, net	601	1,023
Net cash provided by operating activities	56,933	11,407

Cash flows from investing activities:
Proceeds from asset sales	19,714	5,837
Capital expenditures	(40,864)	(17,010)
Acquisitions of businesses, net of cash acquired	(41,736)	(3,202)
Net cash used in investing activities	(62,886)	(14,375)

Cash flows from financing activities:
Proceeds from sale-leaseback transactions with HPT	491	268
Sale-leaseback financing obligation payments	(636)	(589)
Other	7	(11)
Net cash used in financing activities	(138)	(332)

Effect of exchange rate changes on cash	(33)	(9)

Net decrease in cash and cash equivalents	(6,124)	(3,309)

Cash and cash equivalents at the beginning of the period	224,275	85,657
Cash and cash equivalents at the end of the period	$218,151	$82,348

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$5,764	$3,989
Income taxes paid (net of refunds)	$123	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

1.                                      Basis of Presentation, Business Description and Organization

TravelCenters of America LLC, which we refer to as the Company or we, us and our, operates and franchises travel centers under the “TravelCenters of America,” “TA” and related brand names, or the TA brand, and the “Petro Stopping Centers” and “Petro” brand names, or the Petro brand, primarily along the United States, or U.S., interstate highway system.  Our travel center customers include trucking fleets and their drivers, independent truck drivers and motorists.  We also operate convenience stores with retail gasoline stations, primarily under the “Minit Mart” brand name, that generally serve motorists.  Our travel centers include, on average, approximately 25 acres of land and typically offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, travel and convenience stores and various other driver amenities.  Additionally, we collect rents, royalties and other fees from our franchisees.

At March 31, 2015, our business included 251 travel centers in 43 states in the U.S. and the province of Ontario, Canada.  Our travel centers included 175 operated under the TA brand and 76 operated under the Petro brand.  Of our 251 travel centers at March 31, 2015, 39 are owned by us, 187 are leased or managed by us, including 183 that we leased from Hospitality Properties Trust, or HPT, two we operate for a joint venture in which we own a noncontrolling interest and 25 are owned or leased from others by franchisees.  We sublease to franchisees five of the travel centers we lease from HPT.

Additionally, as of March 31, 2015, we operated 60 gasoline stations/convenience stores in six states, primarily Kentucky and Minnesota.  Of our 60 gasoline stations/convenience stores at March 31, 2015, we owned 51 and we leased seven, including one that we leased from HPT, and we operated two for a joint venture in which we own a noncontrolling interest.

We manage our business as one operating segment and, therefore, have one reportable segment. Our locations sell similar products and services, use similar processes to sell products and services, and sell products and services to similar groups of customers. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry.  We have only a single travel center located in a foreign country, Canada, and the revenues and assets related to that travel center are not material to us.

The accompanying condensed consolidated financial statements are unaudited.  These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements.  The disclosures do not include all the information necessary for complete financial statements in accordance with GAAP.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or our Annual Report.  In the opinion of our management, the accompanying condensed consolidated financial statements include all adjustments, including normal recurring adjustments, considered necessary for a fair presentation.  All intercompany transactions and balances have been eliminated.  While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent expense and certain other costs do not vary seasonally.  For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.

Certain prior year amounts have been reclassified in our condensed consolidated statements of income and comprehensive income and our condensed consolidated statements of cash flows to be consistent with the current year presentation.

Fair Value Measurement

We refer to our $110,000 of 8.25% Senior Notes due 2028 and our $120,000 of 8.00% Senior Notes due 2029 collectively as our Senior Notes, which are our senior unsecured obligations.  We estimate that, based on their trading prices (a Level 1 input), the fair value of our Senior Notes on March 31, 2015, was $239,408.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a reduction of the associated debt liability.  This update is effective for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective application.  The implementation of this update is not expected to cause any material changes to

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

our consolidated financial statements other than the reclassification of debt issuance costs from assets to a reduction of liabilities on our condensed consolidated balance sheets.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard under GAAP for virtually all industries. The new standard will apply for annual periods beginning after December 15, 2016, including interim periods therein. Early adoption is prohibited. We have not yet determined the effects, if any, adoption of this update may have on our consolidated financial statements.

2.                                      Earnings Per Share

Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings with all of our other common shares.  The following table presents a reconciliation from net income to the net income available to common shareholders and the related earnings per share.

	Three Months Ended March 31,
	2015	2014

Net income, as reported	$15,729	$197
Less: net income attributable to participating securities	794	10
Net income available to common shareholders	$14,935	$187

Weighted average common shares (1)	36,403,492	35,783,417

Basic and diluted net income per share	$0.41	$0.01

(1)             Excludes unvested shares granted under our share award plan, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shares.  The weighted average number of unvested shares outstanding for the three months ended March 31, 2015 and 2014, was 1,934,858 and 1,841,949, respectively.

3.                                      Acquisitions

During the three months ended March 31, 2015, we acquired one travel center and 26 gasoline stations/convenience stores for an aggregate of $41,736, and we accounted for these transactions as business combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date.  We have included the results of these acquisitions in our condensed consolidated financial statements from their date of acquisition.  The pro forma impact of including the results of operations of these acquisitions from the beginning of the period are not material to our condensed consolidated financial statements.  Additionally, we acquired a travel center property that we formerly managed for a third party and a vacant parcel of land for an aggregate of $8,791, and we accounted for these transactions as asset purchases.

We expect that all of the goodwill acquired to date will be deductible for tax purposes.  The following table summarizes the amounts assigned, based on their fair values, to the assets we acquired and liabilities we assumed in the business combinations described above.

Inventories	$3,159
Property and equipment	36,651
Goodwill	3,062
Other liabilities	(1,136)
Total purchase price	$41,736

As of March 31, 2015, we had entered agreements to acquire one travel center property and 52 gasoline station/convenience store properties for an aggregate of $103,800.  We expect to complete these acquisitions during the first half of 2015, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change.  From March 31, 2015, to the date of this Quarterly Report on Form 10-Q, or this Quarterly Report, we completed the purchase of 19 gasoline stations/convenience stores

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

for an aggregate of $27,000 and we entered an agreement to acquire one travel center and two gasoline stations/convenience stores for an aggregate of $8,200.

During the three months ended March 31, 2015 and 2014, we incurred acquisition related costs totaling $414 and $610, respectively, for legal, due diligence and related activities associated with acquisitions considered or completed, which amounts are included in our condensed consolidated statements of income and comprehensive income.

4.                                      Accumulated Other Comprehensive Income

Accumulated other comprehensive income at March 31, 2015, consisted of the following:

	Foreign currency translation adjustment	Equity interest in investee’s unrealized gain (loss) on investments	Accumulated other comprehensive income

Balance at December 31, 2014	$385	$50	$435
Foreign currency translation adjustment, net of tax of $(194)	(346)	—	(346)
Equity interest in investee’s unrealized gain on investments	—	45	45
Other comprehensive income (loss), net of tax	(346)	45	(301)
Balance at March 31, 2015	$39	$95	$134

5.                                      Related Party Transactions

We have relationships and historical and continuing transactions with Reit Management & Research LLC, or RMR, and others affiliated with RMR.  We also have relationships and historical and continuing transactions with other companies to which RMR provides management services and which have directors, trustees and officers who are also directors or officers of us or RMR.  For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.

Relationship with HPT

As of March 31, 2015, HPT owned 3,420,000, or 8.9%, of our common shares outstanding.  We have two leases with HPT, the TA Lease for 144 properties, and the Petro Lease for 40 properties, and we refer to the TA Lease and the Petro Lease together as the HPT Leases.  The following table summarizes the various amounts related to the HPT Leases and other leases that are reflected in real estate rent expense in our condensed consolidated statements of income and comprehensive income.

	Three Months Ended March 31,
	2015	2014
Cash payments for rent under the HPT Leases	$57,516	$55,146
Change in accrued estimated percentage rent	(104)	618
Adjustments to recognize expense on a straight line basis	(452)	(341)
Less sale-leaseback financing obligation amortization	(636)	(589)
Less portion of rent payments recognized as interest expense	(1,452)	(1,470)
Less deferred tenant improvements allowance amortization	(1,692)	(1,692)
Amortization of deferred gain on sale-leaseback transactions	(96)	(96)
Rent expense related to HPT Leases	53,084	51,576
Rent paid to others (1)	2,621	2,685
Adjustments to recognize expense on a straight line basis for other leases	(101)	(57)
Total real estate rent expense	$55,604	$54,204

(1)             Includes rent paid directly to HPT’s landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

The following table summarizes the various amounts related to the HPT Leases that are included in our condensed consolidated balance sheets.

	March 31,	December 31,
	2015	2014

Current HPT Leases liabilities:
Accrued rent	$19,473	$19,407
Sale-leaseback financing obligation (1)	2,619	2,547
Straight line rent accrual (2)	2,539	2,529
Deferred gain on sale-leaseback transactions (3)	385	385
Deferred tenant improvements allowance (4)	6,769	6,769
Total Current HPT Leases liabilities	$31,785	$31,637

Noncurrent HPT Leases liabilities:
Deferred rent obligation (5)	$150,000	$150,000
Sale-leaseback financing obligation (1)	82,374	82,591
Straight line rent accrual (2)	49,595	50,234
Deferred gain on sale-leaseback transactions (3)	2,636	2,732
Deferred tenant improvements allowance (4)	45,685	47,377
Total Noncurrent HPT Leases liabilities	$330,290	$332,934

(1)             Sale-leaseback Financing Obligation.  In 2007, when we entered the TA Lease, we recognized in our condensed consolidated balance sheets the leased assets at thirteen properties (eight as of March 31, 2015) previously owned by our predecessor that we now lease from HPT because we subleased more than a minor portion of those properties to third parties, and one property that did not qualify for operating lease treatment for other reasons.  Accordingly, we recorded the leased assets at these properties at an amount equal to HPT’s recorded initial carrying amounts, which were equal to their fair values, and recognized an equal amount of liability that is presented as sale-leaseback financing obligation in our condensed consolidated balance sheets.  In addition, sales to HPT of improvements at these properties are accounted for as sale-leaseback financing transactions and these liabilities are increased by the amount of proceeds we receive from HPT.  We recognize a portion of the total rent payments to HPT related to these assets as a reduction of the sale-leaseback financing obligation and a portion as interest expense in our condensed consolidated statements of income and comprehensive income.  The amounts allocated to interest expense during the three months ended March 31, 2015 and 2014, were $1,452 and $1,470, respectively.

(2)             Straight Line Rent Accrual.  The TA Lease included scheduled rent increases over the first six years of the lease term, as do certain of the leases for properties we sublease from HPT, the rent for which we pay directly to HPT’s landlords.  Also, under our leases with HPT, we are obligated to pay to HPT at lease expiration an amount equal to an estimate of the cost to remove the underground storage tanks that we would incur had we owned the underlying assets.  We recognize the effects of scheduled rent increases and the future payment to HPT for the estimated cost of removing underground storage tanks in real estate rent expense over the lease terms on a straight line basis.

(3)             Deferred Gain on Sale-Leaseback Transactions.  This deferred gain arose from our 2012 and 2013 terminations of subleases to franchisees for five properties we lease from HPT, which qualified these properties for sale-leaseback accounting and required us to remove the related assets and liabilities from our condensed consolidated balance sheets, as well as from the sales to HPT of certain assets at the five properties we lease from HPT that we continue to sublease to franchisees.  Prior to terminating the subleases of these five properties, the assets at these five properties had been reflected in our balance sheets in accordance with the accounting described in note (1) above.  We amortize the deferred gain into real estate rent expense on a straight line basis over the remaining term of the leases.

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

HPT waived $259 and $152 of percentage rent under our Petro Lease for the three months ended March 31, 2015 and 2014, respectively, and through the first quarter of 2015 has cumulatively waived $1,266 of the $2,500 of percentage rent to be waived pursuant to the related agreement.  The total amount of percentage rent (which is net of the waived amount) that we incurred during the three months ended March 31, 2015 and 2014, was $1,193 and $893, respectively.

During the three months ended March 31, 2015, pursuant to the terms of the HPT Leases, we sold to HPT $20,181 of improvements we previously made to properties leased from HPT, and, as a result, our minimum annual rent payable to HPT increased by approximately $1,715.  At March 31, 2015, our property and equipment balance included $29,927 of improvements of the type that we typically request that HPT purchase for an increase in rent in the future; however, HPT is not obligated to purchase these improvements.

Relationship with RMR

Pursuant to our business management agreement and property management agreement with RMR, we incurred aggregate fees of $3,495 and $2,893 for the three months ended March 31, 2015 and 2014, respectively.  These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of income and comprehensive income.

On March 12, 2015, we and RMR entered into an amended and restated business management and shared services agreement, which was approved by our Compensation Committee, comprised solely of our Independent Directors.  As amended, RMR may terminate the business management agreement upon 120 days written notice, and we continue to have the right to terminate the business management agreement upon 60 days written notice, subject to approval by a majority vote of our Independent Directors.  As amended, if we terminate or elect not to renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.875 times the annual base management fee and the annual internal audit services expense, and which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.  Also, as amended, RMR agrees to provide certain transition services for us for 120 days following termination by us or notice of termination by RMR.

Relationship with AIC

As of March 31, 2015, our investment in Affiliates Insurance Company, or AIC, an Indiana insurance company, had a carrying value of $6,945, which amount is included in other assets in our condensed consolidated balance sheet.  We recognized income of $72 and a loss of $97 related to our investment in AIC for the three months ended March 31, 2015 and 2014, respectively.

Relationship with PTP

As of March 31, 2015, our investment in Petro Travel Plaza Holdings LLC, or PTP, had a carrying value of $21,526, which amount is included in other assets in our condensed consolidated balance sheet.  During each of the three months ended March 31, 2015 and 2014, we recognized management and accounting fee income of $200.  At March 31, 2015, we had a net payable to PTP of $1,041.  We recognized income of $719 and $351 during the three months ended March 31, 2015 and 2014, respectively, as our share of PTP’s net income.

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

6.                                      Commitments and Contingencies

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

At March 31, 2015, we had a gross accrued liability of $5,312 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,501, resulting in an estimated net amount of $3,811 that we expect to fund in the future.  We cannot precisely know the ultimate costs we may incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial condition or results of operations.

We have insurance of up to $10,000 per incident and up to $40,000 in the aggregate for certain environmental liabilities, subject, in each case, to certain limitations and deductibles.  However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.

It is impossible to predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future or the ultimate outcome of matters currently pending.  We cannot be certain that contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future.  If we discover additional environmental issues, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our fuel products, may require us to expend significant amounts and may negatively impact our business.  For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel, as well as President Obama’s February 2014 order that his administration develop and implement new fuel efficiency standards for medium and heavy duty commercial trucks by March 2016, has caused us to add certain services and provide certain products to our customers at a cost to us and may decrease the demand for

TravelCenters of America LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

our fuel products and negatively impact our business.  Further, legislation and regulations that limit carbon emissions also may cause our energy costs at our locations to increase.

7.                                      Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2015	2014

Nonfuel products	$143,253	$146,370
Fuel products	28,886	26,380
Total inventories	$172,139	$172,750

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or our Annual Report.  Amounts are in thousands of dollars or gallons unless indicated otherwise.

Company Overview

We operate and franchise travel centers under the “TravelCenters of America,” “TA” and related brand names, or the TA brand, and the “Petro Stopping Centers” and “Petro” brand names, or the Petro brand, primarily along the U.S. interstate highway system.  Our travel center customers include trucking fleets and their drivers, independent truck drivers and motorists.  We also operate convenience stores with retail gasoline stations, primarily under the “Minit Mart” brand name, that generally serve motorists.  Our travel centers include, on average, approximately 25 acres of land and typically offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, travel and travel/convenience stores and various other driver amenities.  Additionally, we collect rents, royalties and other fees from our franchisees.

Executive Summary

Our revenues and income are subject to material changes as a result of the market prices and availability of fuel.  These factors are subject to the worldwide petroleum products supply chain, which historically has incurred price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars, other military actions and variations in demand, which are often the result of changes in the macroeconomic environment.  Over the past few years there has been significant volatility in the cost of fuel.  At the end of the first quarter of 2015, fuel prices were at approximately the same level as they were at the beginning of the quarter and approximately 45% below the prices experienced at the end of the first quarter of 2014.  During the first half of 2014, fuel prices experienced some volatility, but generally trended downward and during the second half of 2014 fuel prices declined sharply.  Current economic forecasts reflect continued depressed prices for fuel; however, as noted above, various factors and events can cause fuel prices to change, sometimes suddenly and sharply.  We generally are able to pass changes in our cost for fuel products to customers, but typically at a delay that may affect our fuel gross margins.  Increased prices may also result in our customers reducing their purchases of fuel and nonfuel goods and services.  Although other factors, such as competition, may have an effect, during periods of rising fuel commodity prices fuel gross margins per gallon tend to be lower than they otherwise may have been, and during periods of falling fuel commodity prices fuel gross margins per gallon tend to be higher than they otherwise may have been.  Fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements.  For more information about fuel market risks that may affect us and our actions to mitigate those risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

We believe that demand for fuel by trucking companies was negatively affected in 2014 and 2015 by technological innovations that permit, and regulatory changes that encourage, require or give rise to, improved fuel efficiency of motor vehicle engines and other fuel conservation practices.  We believe these factors were significant drivers in the essentially flat level of fuel sales volumes on a same site basis for the first quarter of 2015, as compared to the prior year, despite the increased level of economic activity experienced in the United States in the 2015 first quarter compared to the prior year period.

Due to an increase in both fuel sales volume and fuel gross margin per gallon, our fuel gross margin for the first quarter of 2015 significantly increased over the same period in the prior year.  We believe the higher fuel margin per gallon in 2015 primarily was attributable to the decline in fuel prices we experienced during a portion of the first quarter of 2015 and our continued focus on managing our fuel sales pricing to balance sales volume and profitability.

The increase in income before taxes and income from equity investees during the first three months of 2015, as compared to the comparable period of 2014, is largely due to the increase in fuel gross margin and the continued improvement of operations at sites we acquired in 2011 through the first quarter of 2015.

Factors Affecting Comparability

Recently Acquired Sites

From the beginning of 2011 through March 31, 2015, we acquired 35 travel centers and 57 gasoline stations/convenience stores.  We invested $260,878 to acquire these properties and, through March 31, 2015, have invested $129,449 to renovate and upgrade these acquired properties.  We expect to invest an additional $47,957 to complete the renovation and upgrade of certain of the acquired properties.  While the interest, depreciation, maintenance and similar expenses related to or resulting from our acquisition and ownership of these sites are reflected in our results for the periods since each acquisition, the stabilized returns we expect from these acquired properties are not yet fully reflected in our results of operations for all of these properties.

We believe that the improvements we have made and plan to make at our recently acquired properties may continue to improve the financial results at these locations.  Typical improvements we make at acquired travel centers include adding truck repair facilities and nationally branded QSRs, paving parking lots, replacing outdated fuel dispensers, installing diesel exhaust fluid dispensing systems, changing signage, installing point of sale and other IT systems and general building and cosmetic upgrades.  The improvements to travel center properties we acquire are often substantial and require a long period of time to plan, design, permit and complete, and after being completed require a period of time to become part of our customers’ supply networks and produce stabilized financial results.  We estimate that the travel centers we acquire generally will reach financial stabilization in approximately the third year after acquisition, but the actual results can vary widely from this estimate due to many factors, some of which are outside our control.  As of March 31, 2015, the travel centers acquired since the beginning of 2011 have been owned by us for an average of 28 months, and the planned renovations have been completed at 26 of these acquired travel centers for an average of 26 months.

Improvements that we typically make at acquired gasoline stations/convenience stores include rebranding to the Minit Mart brand and adding QSRs.  We estimate that the gasoline stations/convenience stores that we acquire will reach financial stabilization approximately one year after acquisition, but the actual results may vary widely from the estimate due to many factors, some of which are outside our control.

The table below shows the number of properties we acquired by year and the amounts we have invested or currently expect to invest through and as of March 31, 2015, in these properties.

	Site Count	Cash Acquisition Cost(1)	Renovation Cost Incurred Through March 31, 2015	Remaining Estimated Renovation Costs	Total Acquisition And Renovation Costs
Properties acquired in 2011	6	$36,333	$47,737	$—	$84,070
Properties acquired in 2012	14	46,910	33,603	—	80,513
Properties acquired in 2013(1)	41	111,378	40,428	16,910	168,716
Properties acquired in 2014	4	27,557	7,019	20,112	54,688
Properties acquired in the first three months of 2015	27	38,700	662	10,935	50,297
Total	92	$260,878	$129,449	$47,957	$438,284

(1)             Includes only cash amounts paid that were recorded as property and equipment or intangible assets.  Excludes working capital assets and asset retirement obligation assets.

The table below shows the gross revenues in excess of cost of goods sold and site level operating expenses for the properties we began to operate for our own account since the beginning of 2011, whether by way of acquisition from franchisees or others or takeover of operations upon termination of a franchisee sublease, from the beginning of the period presented or the date we began to operate such property for our own account, if later.  The amounts presented in the table below also reflect the other trends in our business described above, including with respect to increasing engine fuel efficiency and the improved fuel gross margin.

	Revenues in Excess of Cost of Goods Sold and Site Level Operating Expenses
	Three Months Ended March 31,		Twelve Months Ended March 31,
	2015	2014	2015	2014
Properties acquired in 2011 (6 sites)	$4,094	$3,858	$17,470	$11,684
Properties acquired in 2012 (14 sites)	5,891	4,089	22,678	16,086
Properties acquired in 2013 (41 sites) (1)	5,252	2,868	21,715	5,748
Properties acquired in 2014 (4 sites)	1,944	(184)	5,013	(199)
Properties acquired in the first quarter of 2015 (27 sites) (2)	(568)	—	(568)	—
Total	$16,613	$10,631	$66,308	$33,319

(1)  Includes 31 convenience stores with retail gas stations acquired in the 2013 fourth quarter for $65,356.

(2)  Includes 26 convenience stores with retail gas stations acquired for $38,673.

Summary of Site Counts

The changes in the number of our sites and in their method of operation (company operated, franchisee leased and operated or franchisee owned and operated) can be significant factors influencing the changes in our results of operations.  The following table summarizes the changes in the composition of our business from December 31, 2013 through March 31, 2015:

	Company Operated Travel Centers (1)	Franchisee Operated Travel Centers	Franchisee Owned and Operated Travel Centers	Total Travel Centers (1)	Company Operated Gasoline Stations/ Convenience Stores (2)	Total Sites
Number of sites at December 31, 2013	217	5	25	247	34	281
January – March 2014 Activity:
Acquired sites	1	—	—	1	—	1
Number of sites at March 31, 2014	218	5	25	248	34	282
April – December 2014 Activity:
Acquired sites	3	—	—	3	—	3
Sites taken by eminent domain	(1)	—	—	(1)	—	(1)
Number of sites at December 31, 2014	220	5	25	250	34	284
January – March 2015 Activity:
Acquired sites	1	—	—	1	26	27
Number of sites at March 31, 2015	221	5	25	251	60	311

(1)             Includes at each period presented two travel centers we operate that are owned by a joint venture in which we own a noncontrolling interest.

(2)             Includes at each period presented two gasoline stations/convenience stores we operate that are owned by a joint venture in which we own a noncontrolling interest.

From March 31, 2015, through the date of this Quarterly Report, we acquired 19 additional gasoline stations/convenience stores that we now operate.  We currently intend to continue to selectively acquire additional travel centers and gasoline stations/convenience stores and to otherwise expand our business.

Fuel Revenues and Fuel Volumes

Due to the price volatility of fuel products we buy and our pricing to fuel customers, we believe that fuel revenue is not a reliable metric for analyzing our results of operations from period to period.  As a result solely of changes in fuel prices, our fuel revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin.  We consider fuel volumes and fuel gross margin to be better measures of comparative performance than fuel revenues.  However, fuel pricing and revenues can impact our working capital requirements; see “Liquidity and Capital Resources” below.

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

Operating Segment

We manage our business on the basis of one operating segment.  Please refer to the condensed consolidated financial statements included elsewhere in this Quarterly Report for revenue, operating profit and asset data.  We have only a single travel center located in a foreign country, Canada, and the revenues and assets related to that travel center are not material to us.

Results of Operations

Three months ended March 31, 2015 compared to March 31, 2014 (gallons and dollars in thousands, except per gallon amounts)

The following table presents changes in our operating results for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

	Three Months Ended March 31,			%
	2015	2014	Change	Change
Revenues:
Fuel	$1,003,167	$1,589,646	$(586,479)	(36.9)%
Nonfuel	401,510	374,666	26,844	7.2%
Rent and royalties from franchisees	3,024	2,997	27	0.9%
Total revenues	1,407,701	1,967,309	(559,608)	(28.4)%

Cost of goods sold (excluding depreciation)
Fuel	890,780	1,497,329	(606,549)	(40.5)%
Nonfuel	178,422	168,416	10,006	5.9%
Total cost of goods sold (excluding depreciation)	1,069,202	1,665,745	(596,543)	(35.8)%

Operating expenses:
Site level operating expenses	205,584	199,571	6,013	3.0%
Selling, general & administrative expense	27,616	26,796	820	3.1%
Real estate rent	55,604	54,204	1,400	2.6%
Depreciation and amortization expense	17,525	16,128	1,397	8.7%
Total operating expenses	306,329	296,699	9,630	3.2%

Income from operations	32,170	4,865	27,305	561.3%
Acquisition costs	414	610	(196)	(32.1)%
Interest expense, net	6,332	4,036	2,296	56.9%

Income before income taxes and income from equity investees	25,424	219	25,205	11,509.1%
Provision for income taxes	10,486	276	10,210	3,699.3%
Income from equity investees	791	254	537	211.4%
Net income	$15,729	$197	$15,532	7,884.3%

The following table presents our same site operating results for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

	Three Months Ended March 31,		$
	2015	2014	Change	% Change

Number of company operated locations	242	242	—

Fuel: (1)
Fuel sales volume (gallons)	480,609	481,002	(393)	(0.1)%
Fuel revenues	$962,956	$1,547,052	$(584,096)	(37.8)%
Fuel gross margin	$108,227	$90,741	$17,486	19.3%
Fuel gross margin per gallon	$0.225	$0.189	$0.036	19.0%

Nonfuel: (1)
Nonfuel revenues	$388,165	$369,799	$18,366	5.0%
Nonfuel gross margin	$217,070	$203,726	$13,344	6.5%
Nonfuel gross margin percentage	55.9%	55.1%		80	pts

Total gross margin (1)	$325,297	$294,467	$30,830	10.5%

Site level operating expenses (1)	$199,361	$196,414	$2,947	1.5%
Site level operating expenses as a percentage of nonfuel revenues(1)	51.4%	53.1%		(170	)pts

Site level gross margin in excess of site level operating expenses(1)	$125,936	$98,053	$27,883	28.4%

Number of franchisee operated locations	30	30	—
Rent and royalty revenues	$3,015	$2,939	$76	2.6%

(1)                             Includes amounts for locations that were company operated during the entirety of each of the periods presented.

Revenues.  Revenues for the three month period ended March 31, 2015, were $1,407,701, which represented a decrease from the comparable period of 2014 of $559,608, or 28.4%, that resulted from a decrease in fuel revenue that was partially offset by an increase in nonfuel revenue.

Fuel revenues for the quarter ended March 31, 2015, were $1,003,167, which represented a decrease of $586,479 or 36.9%, from 2014 that principally resulted from lower market prices for fuel.  The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons	Fuel
	Sold	Revenues

Results for three months ended March 31, 2014	494,847	$1,589,646

Decrease due to petroleum products price changes	—	(588,771)
Decrease due to same site volume changes	(393)	(1,754)
Increase due to locations opened	5,610	2,438
Increase in wholesale fuel sales volume	545	1,608
Net change from prior year period	5,762	(586,479)

Results for the three months ended March 31, 2015	500,609	$1,003,167

Fuel revenue for the 2015 period reflected decreases in market prices for fuel as compared to the prior year period.  On a same site basis, fuel sales volume for our company operated locations was essentially flat between the first quarters of 2015 and 2014.

Nonfuel revenues for the three months ended March 31, 2015, were $401,510, an increase of $26,844, or 7.2%, compared to the same period in 2014 as a result of both increases on a same site basis and the sites we acquired since January 1, 2014.  On a same site basis for our company operated sites, nonfuel revenues increased by $18,366, or 5.0%, during the three months ended March 31, 2015, compared to the same period in 2014 due to certain price increases and the favorable effects of certain of our marketing initiatives.

Cost of goods sold (excluding depreciation).  Cost of goods sold for the three months ended March 31, 2015, was $1,069,202, a decrease of $596,543, or 35.8%, compared to the same period in 2014.

Fuel cost of goods sold for the three months ended March 31, 2015, was $890,780, a decrease of $606,549, or 40.5%, compared to the same period in 2014.  The decrease in fuel cost of goods sold primarily resulted from the same factors as described above for fuel revenue.  Fuel gross margin for the three months ended March 31, 2015, was $112,387, compared to $92,317 during the same period in 2014.  The fuel gross margin per gallon of $0.225 on a same site basis for the three months ended March 31, 2015 was $0.036 per gallon higher than for the same period in 2014.  Higher fuel margin per gallon in 2015 primarily was attributable to the decline in fuel prices we experienced during a portion of the first quarter of 2015 and our continued focus on managing our fuel sales pricing to balance sales volume and profitability.

Nonfuel cost of goods sold for the three months ended March 31, 2015, was $178,422, an increase of $10,006, or 5.9%, compared to the same period in 2014.  Nonfuel cost of goods sold increased primarily due to the same factors as described above for nonfuel revenues.  Nonfuel gross margin for the three months ended March 31, 2015 was $223,088, compared to $206,250 during the same period in 2014.  Nonfuel gross margin was 55.6% and 55.0% of nonfuel revenues during the first quarters of 2015 and 2014, respectively.  The nonfuel gross margin percentage increased largely due to improved nonfuel gross margin at our sites acquired in 2011 through the first quarter of 2015.  On a same site basis, the nonfuel gross margin percentage improved to 55.9% from 55.1%.

Site level operating expenses.  Site level operating expenses for the three months ended March 31, 2015, were $205,584, an increase of $6,013, or 3.0%, compared to the same period in 2014.  The increase in site level operating expenses was primarily due to the locations we acquired during 2014 and the first quarter of 2015.

On a same site basis for our company operated sites, site level operating expenses increased by $2,947, or 1.5%, for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to labor costs that increased as the level of nonfuel sales grew.  Site level operating expenses as a percentage of nonfuel revenues on a same site basis for the three months ended March 31, 2015, improved to 51.4%, compared to 53.1% for the same period in 2014.  The decrease in site level operating expenses as a percentage of nonfuel revenues was because certain of our expenses are fixed and do not vary directly with revenues.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2015 were $27,616, compared to $26,796 during the same period in 2014, an increase of $820 or 3.1%.  The increase in selling, general and administrative expenses primarily was attributable to increased personnel costs, which increased due to annual compensation increases and increased headcount in support of the growth of our business.  These increases were partially offset by lower audit fees.

Real estate rent expense.  Rent expense for the three months ended March 31, 2015, was $55,604, an increase of $1,400, or 2.6%, compared to the same period in 2014 that is largely attributable to rent increases related to improvements we sold to Hospitality Properties Trust, or HPT, since January 1, 2014, and an increase of $300 for percentage rent recognized under the TA Lease based on increases in 2015 fuel and nonfuel revenues over base amounts at the properties under the TA Lease.

Income tax provision.  Our provision for income taxes was $10,486 and $276 for the three month periods ended March 31, 2015 and 2014, respectively.  The income tax provision for the 2015 quarter reflects an estimated annual effective tax rate of 40.0%, which is higher than the U.S. federal statutory tax rate primarily due to the impact of state income taxes and various items recognized as expenses that are not deductible for income tax purposes, partially offset by the impact of federal tax credits and incentives.

Liquidity and Capital Resources (dollars in thousands)

Our principal liquidity requirements are to meet our operating and financing expenses and to fund our capital expenditures, acquisitions and working capital requirements.  Our principal sources of liquidity to meet these requirements are:

•                  our cash balance;

•                  our operating cash flow;

•                  our revolving credit facility with a current maximum availability of $200,000, or our Credit Facility;

•                  our sales to HPT, for an increase in our rent, of improvements we make to the sites we lease from HPT, as further described in Note 5 to our condensed consolidated financial statements;

•                  our potential issuances of new debt and equity securities; and

•                  our potential financing or selling of unencumbered real estate that we own.

We believe that the primary risks we currently face with respect to our operating cash flow are:

•                  decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency and fuel conservation generally;

•                  decreased demand for our products and services that we may experience as a result of competition, particularly competition from the other two large companies in our industry, Pilot Travel Centers LLC, and Love’s Travel Stops and Country Stores, Inc.;

•                  a significant portion of our expenses are fixed in nature, which may restrict our ability to realize a sufficient reduction in our expenses to offset a reduction in our revenues;

•                  the negative impacts on our gross margins and working capital requirements of the potential return to the higher level of prices for petroleum products we experienced during the first half of 2014 and in prior years, as well as the volatility of those prices;

•                  the possible inability of acquired properties to generate the stabilized financial results we expect; and

•                  economic conditions in the U.S. and the trucking industry and the risk of a renewed economic slowdown or recession.

Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements are especially large because of the level and volatility of fuel prices that have existed in the past several years.  Also, our growth strategy of selectively acquiring additional properties and businesses requires us to expend substantial additional capital.  In addition, our properties are high traffic areas with many large trucks and customers entering and exiting our properties daily, which requires us to expend capital to improve, repair and maintain our properties.  Although we had a cash balance of $218,151 on March 31, 2015, and generated net income and net cash from operating activities in the first three months of 2015, there can be no assurances that we will generate future profits or positive cash flows or that we will be able to obtain additional financing to fund and grow our business.

Revolving Credit Facility

We have a Credit Facility with a group of commercial banks, which we amended on December 19, 2014 and that matures on December 19, 2019.  Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity.  The availability of this maximum amount is subject to limits based on qualified collateral.  Subject to available collateral and lender participation, the maximum amount may be increased to $300,000.  The Credit Facility may be used for general business purposes and provides for the issuance of letters of credit.  Generally, no principal payments are due until maturity.  Borrowings under the Credit Facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters).  At March 31, 2015, a total of $120,371 was available to us for loans and letters of credit under the Credit Facility.  At March 31, 2015, there were no loans outstanding under the Credit Facility but we had outstanding $41,900 of letters of credit issued under that facility, which reduce the amount available for borrowing under the Credit Facility.

Sources and Uses of Cash

Cash Flow from Operating Activities.  During the three months ended March 31, 2015 and 2014, we had net cash inflows from operating activities of $56,933 and $11,407, respectively.  The increase in operating cash of $45,526 was due to higher operating profit and lower net working capital requirements than the prior year primarily due to lower fuel prices, higher operating margins and a litigation settlement payment of $10,000 that we made in March 2014.

Cash Flow from Investing Activities.  During the three months ended March 31, 2015, we had cash outflows from investing activities of $62,886, including capital investments of $40,864, of which we spent $5,154 to upgrade the properties we acquired since 2011.  During the three months ended March 31, 2015, we received $20,181, of proceeds from our sales to HPT of improvements to the properties leased from HPT that qualified for operating lease treatment.  At March 31, 2015, our property and equipment balance included $29,927 of improvement projects of the type that we typically request that HPT purchase for increased rent; however, HPT is not obligated to purchase those assets.

During the three months ended March 31, 2015, we acquired two travel centers (including one that we had managed for the former owner) for $8,377, and 26 gasoline stations/convenience stores for an aggregate of $38,673.  We also acquired a parcel of land for $3,477, on which we intend to build a new travel center.  During the second quarter of 2015, to the date of this Quarterly Report, we acquired 19 gasoline stations/convenience stores for an aggregate of $27,000.

We currently have agreements to acquire two travel centers and 35 gasoline stations/convenience stores for an aggregate of $85,000; we expect to complete these acquisitions during 2015, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change.  We currently intend to continue our efforts to selectively acquire additional properties and to otherwise expand our business.  For further details about our acquisitions, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

During the three months ended March 31, 2014, we had cash outflows from investing activities of $14,375.  This included $3,202 we invested for the acquisition of one travel center, and other capital investments of $17,010, including $5,182 to upgrade the travel centers and businesses we acquired since 2011.  Also during the three months ended March 31, 2014, we received $6,063, of proceeds from our sales to HPT of improvements to the properties leased from HPT that qualified for operating lease treatment.

Cash Flow from Financing Activities.  During the three months ended March 31, 2015 and 2014, we had cash used in financing activities of $138 and $332, respectively, and our cash used in financing activities consisted primarily of the $636 and $589, respectively, of payments that we made related to our sale-leaseback financing obligation.  During the three months ended March 31, 2015 and 2014, our cash used in financing activities was net of cash proceeds of $491 and $268, respectively, from the sales of improvements at the sites that did not qualify for operating lease treatment under the sale-leaseback accounting guidance and are therefore classified as cash from financing activities.

Off Balance Sheet Arrangements

As of March 31, 2015, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt owed by Petro Travel Plaza Holdings LLC, or PTP, an entity in which we own a noncontrolling interest. Additional information regarding our relationship and transactions with PTP can be found in Note 5 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report and Notes 11 and 12 to the Notes to the Consolidated Financial Statements included in Item 15 of the Annual Report.

Related Party Transactions

We have relationships and historical and continuing transactions with Reit Management & Research LLC, or RMR, and others affiliated with RMR, including other companies to which RMR provides management services and which have directors, trustees and officers who are also directors or officers of us or RMR.  For further information about these and other such relationships and related person transactions, please see Note 5 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these related person transactions and relationships.  Our filings with the SEC are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.

We believe that our agreements with related persons are on commercially reasonable terms.  We also believe that our relationships with such related persons and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.  We may engage in additional transactions with related persons, including businesses to which RMR or its affiliates provide management services.

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

For further information about these and other environmental and climate change matters, see the disclosure under the heading “Environmental Contingencies” in Note 6 to the Notes to Condensed Consolidated Financial Statements, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. — “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, filed with the SEC on March 13, 2015.  Our exposure to market risks has not changed materially from those set forth in our Annual Report.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE:

•                  THIS QUARTERLY REPORT STATES THAT OUR FUEL GROSS MARGINS REALIZED HAVE RECENTLY INCREASED.  AN IMPLICATION OF THIS STATEMENT MAY BE THAT OUR FUEL MARGINS WILL CONTINUE TO INCREASE.  HOWEVER, THE DRAMATIC DECLINES IN FUEL COMMODITY PRICING EXPERIENCED DURING THE SECOND HALF OF 2014 AND EARLY 2015 HAVE RECENTLY STOPPED AND, IN THESE CIRCUMSTANCES, OUR GROSS FUEL MARGINS MAY STOP INCREASING OR MAY DECLINE.  ALSO, IF THE MARKET PRICING OF FUEL PRODUCTS GENERALLY INCREASES, OUR GROSS FUEL MARGINS MAY DECLINE.  IF OUR GROSS FUEL MARGINS DECLINE OUR PROFITS WILL DECLINE OR WE MAY EXPERIENCE LOSSES;

•                  THIS QUARTERLY REPORT STATES THAT DURING THE FIRST QUARTER OF 2015, DECLINES IN FUEL PRODUCT COSTS AND OUR CONTINUED FOCUS ON MANAGING OUR FUEL SALES PRICING TO BALANCE SALES VOLUME AND PROFITABILITY WERE REASONS FOR THE INCREASE IN OUR FUEL GROSS MARGIN PER GALLON FOR THE 2015 FIRST QUARTER OVER THE COMPARABLE PRIOR YEAR PERIOD.  THIS MAY IMPLY THAT FUEL PRODUCT COST DECREASES WILL OCCUR IN THE FUTURE, AND IF FUEL PRODUCT COSTS DO DECREASE, OUR FUEL GROSS MARGINS WILL INCREASE OR BE SUSTAINED AND THAT OUR EFFORTS TO BALANCE SALES VOLUME AND PROFITABILITY WILL BE SUCCESSFUL.  IN FACT, HOWEVER, FUEL PRODUCT COSTS HAVE NOT CONTINUED TO DECLINE AND FUTURE INCREASES IN FUEL PRODUCT COSTS MAY CAUSE US TO EXPERIENCE LOSSES IN THE FUTURE.  FUEL PRODUCT COSTS ARE PRIMARILY IMPACTED BY MARKET FORCES BEYOND OUR CONTROL AND CHANGES IN THESE COSTS MAY CAUSE OUR PROFITS TO DECLINE OR OUR BUSINESS TO EXPERIENCE LOSSES.  ALSO, FUEL GROSS MARGIN REALIZED BY US IS INFLUENCED BY FACTORS IN ADDITION TO FUEL PRODUCT COSTS, INCLUDING COMPETITION AND PRODUCT DEMAND, WHICH MAY INCREASE, OR LESSEN, THE IMPACT OF FUEL PRODUCT PRICING CHANGES ON OUR FUEL GROSS MARGIN PER GALLON;

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE INVESTED OR EXPECT TO INVEST $438.3 MILLION IN THE AGGREGATE SINCE THE BEGINNING OF 2011, TO ACQUIRE AND IMPROVE 35 TRAVEL CENTERS AND 57 GASOLINE STATIONS/CONVENIENCE STORES, THAT SOME OF THESE PROPERTIES DO NOT PRODUCE STABILIZED FINANCIAL RESULTS UNTIL APPROXIMATELY THE THIRD YEAR AFTER ACQUISITION AND THAT THE IMPROVEMENTS IN OUR OPERATING RESULTS FOR THE FIRST THREE MONTHS OF 2015 AS COMPARED TO THE SAME PERIOD IN 2014 ARE PARTIALLY ATTRIBUTABLE TO THE IMPROVED RESULTS AT RECENTLY ACQUIRED SITES.  THESE STATEMENTS MAY IMPLY THAT OUR EXPECTED STABILIZATION OF THE ACQUIRED SITES WILL IN FACT BE REALIZED AND WILL RESULT IN INCREASES IN NET INCOME IN THE FUTURE.  MANY OF THE LOCATIONS WE HAVE ACQUIRED PRODUCED OPERATING RESULTS THAT CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO SUCCESSFULLY INTEGRATE NEW OPERATIONS INTO OUR EXISTING OPERATIONS AND OTHER FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL SUCH AS THE LEVEL OF DEMAND FOR OUR GOODS AND SERVICES ARISING FROM THE U.S. ECONOMY GENERALLY.  ALSO, OUR FUTURE NET INCOME WILL DEPEND UPON MANY FACTORS IN ADDITION TO THE RESULTS REALIZED FROM OUR ACQUIRED SITES; ACCORDINGLY, OUR FUTURE NET INCOME MAY NOT INCREASE BUT INSTEAD MAY DECLINE OR WE MAY EXPERIENCE LOSSES;

•                  THIS QUARTERLY REPORT REFERENCES ACQUISITIONS THAT HAVE BEEN AGREED BUT THAT HAVE NOT BEEN COMPLETED AS OF THE DATE OF THIS QUARTERLY REPORT AS WELL AS OUR INTENTION TO BUILD A NEW TRAVEL CENTER ON A PARCEL OF VACANT LAND THAT WE RECENTLY PURCHASED.  IMPLICATIONS OF THESE STATEMENTS MAY BE THAT THESE ACQUISITIONS AND DEVELOPMENT PROJECTS WILL BE COMPLETED AND THAT THEY MAY IMPROVE OUR FUTURE NET

INCOME.  HOWEVER, THESE ACQUISITIONS ARE SUBJECT TO CONDITIONS AND MAY NOT BE COMPLETED OR MAY BE DELAYED OR THEIR TERMS MAY CHANGE.  THERE ARE MANY FACTORS THAT MAY RESULT IN OUR NOT BEING ABLE TO ACQUIRE, RENOVATE AND DEVELOP ADDITIONAL LOCATIONS AT PRICES OR COSTS THAT YIELD SUFFICIENT RETURNS, INCLUDING COMPETITION FOR SUCH ACQUISITIONS FROM OTHER BUYERS, OUR INABILITY TO NEGOTIATE ACCEPTABLE PURCHASE TERMS AND THE POSSIBILITY THAT WE NEED TO USE OUR AVAILABLE FUNDS FOR OTHER PURPOSES.  WE MAY DETERMINE TO DELAY OR NOT PROCEED WITH THE DEVELOPMENT PROJECT.  MOREOVER, MANAGING AND INTEGRATING ACQUIRED LOCATIONS AND DEVELOPMENT PROJECTS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED AND INVOLVE RISKS OF FINANCIAL LOSSES.  WE MAY NOT OPERATE THESE ACQUIRED OR NEWLY DEVELOPED LOCATIONS AS PROFITABLY AS WE NOW EXPECT;

•                  THIS QUARTERLY REPORT REFERS TO OUR GROWTH STRATEGY OF SELECTIVELY ACQUIRING ADDITIONAL LOCATIONS AND BUSINESSES.  THE IMPLICATIONS OF THIS STATEMENT MAY BE THAT WE WILL BE ABLE TO IDENTIFY AND COMPLETE ADDITIONAL ACQUISITIONS AND THAT ANY ACQUISITIONS WE MAKE WILL IMPROVE OUR PROFITABILITY.  HOWEVER, WE MAY NOT SUCCEED IN ACQUIRING OTHER PROPERTIES AND ANY ACQUISITIONS WE MAKE MAY NOT IMPROVE OUR PROFITABILITY;

•                  THIS QUARTERLY REPORT STATES THAT OUR GROWTH STRATEGIES AND BUSINESS REQUIRE REGULAR AND SUBSTANTIAL CAPITAL INVESTMENT, SOME OF WHICH IS EXPECTED TO BE OF THE TYPE OF IMPROVEMENTS WE TYPICALLY REQUEST HPT PURCHASE FROM US.  THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT.  SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND THE PROCEEDS FROM OUR SALES OF IMPROVEMENTS, IF ANY, TO HPT MAY BE LESS THAN ANTICIPATED.  CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO COMPLETE IN THE FUTURE, AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, DEMANDS OF OUR CUSTOMERS, ACQUISITIONS OR OTHER MATTERS, MAY ARISE AND CAUSE US TO SPEND MORE OR LESS THAN CURRENTLY ANTICIPATED.  SOME CAPITAL PROJECTS TAKE MORE TIME TO COMPLETE THAN ANTICIPATED.  AS A RESULT OF MARKET CONDITIONS OR OTHER CONSIDERATIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE.  ADDITIONALLY, WE MAY BE UNABLE TO ACCESS REASONABLY PRICED CAPITAL TO FUND SUCH INVESTMENTS BECAUSE OF CONDITIONS IN THE CAPITAL MARKETS OR REASONS, SOME OF WHICH MAY BE BEYOND OUR CONTROL;

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

•                  THIS QUARTERLY REPORT STATES THAT DURING THE FIRST THREE MONTHS OF 2015, WE RECEIVED $20.2 MILLION FROM HPT FOR SALES TO HPT OF QUALIFYING IMPROVEMENTS, THAT WE EXPECT TO SELL TO HPT ADDITIONAL IMPROVEMENTS WE HAVE MADE AND THAT WE MAY REQUEST TO SELL TO HPT ADDITIONAL CAPITAL IMPROVEMENTS WE MAY MAKE IN THE FUTURE TO THE PROPERTIES WE LEASE FROM HPT.  HPT IS NOT OBLIGATED TO PURCHASE THE IMPROVEMENTS WE MAY REQUEST AND WE ARE OBLIGATED TO PAY ADDITIONAL RENT TO HPT FOR CAPITAL IMPROVEMENTS IT ACQUIRES FROM US;

•                  THIS QUARTERLY REPORT STATES THAT WE MAY FINANCE OR SELL UNENCUMBERED REAL ESTATE THAT WE OWN.  HOWEVER, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY; AND

•                 THIS QUARTERLY REPORT STATES OUR BELIEF THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING HPT, RMR, AFFILIATES INSURANCE COMPANY, OR AIC, AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

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

•                  FUTURE FUEL PRODUCT PRICE INCREASES, FUEL PRICE VOLATILITY OR OTHER FACTORS MAY CAUSE US TO NEED MORE WORKING CAPITAL TO MAINTAIN OUR INVENTORIES AND CARRY OUR ACCOUNTS RECEIVABLE THAN WE NOW EXPECT;

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

•                  ACQUISITIONS AND PROPERTY DEVELOPMENTS MAY SUBJECT US TO GREATER RISKS THAN OUR CONTINUING OPERATIONS, INCLUDING THE ASSUMPTION OF UNKNOWN LIABILITIES;

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

•                  WE ARE ROUTINELY INVOLVED IN LITIGATION AND OTHER LEGAL MATTERS INCIDENTAL TO THE ORDINARY COURSE OF OUR BUSINESS.  DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN HAVE UNANTICIPATED RESULTS.  LITIGATION IS USUALLY EXPENSIVE AND CAN BE DISTRACTING TO MANAGEMENT.  WE CAN PROVIDE NO ASSURANCE AS TO THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE OR MAY BECOME INVOLVED;

•                  ACTS OF TERRORISM, GEOPOLITICAL RISKS, WARS, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS; AND

•                  ALTHOUGH WE BELIEVE THAT WE BENEFIT FROM OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING HPT, RMR, AIC AND OTHERS AFFILIATED WITH THEM, ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH HPT, RMR, AIC AND THEIR AFFILIATED AND RELATED PARTIES MAY PRESENT A CONTRARY PERCEPTION OR RESULT IN LITIGATION.

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

Exhibit 4.4

Second Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of December 16, 2014 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 16, 2014)

Exhibit 4.5	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

Exhibit 4.6	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

Exhibit 10.1

Amended and Restated Business Management and Shared Services Agreement, dated as of March 12, 2015, by and between TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 13, 2015)

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

Exhibit 101.1

The following materials from TravelCenters of America LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.  (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

	By:	/s/ Andrew J. Rebholz
May 7, 2015		Name:	Andrew J. Rebholz
		Title:	Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)