Form 10-Q
period 2015-06-30
TRAVELCENTERS OF AMERICA LLC
filed 2015-08-06
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of Common Shares outstanding at August 5, 2015: 38,398,608 common shares.

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information
Item 1.  Financial Statements
TravelCenters of America LLC
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$370,883	$224,275
Accounts receivable (less allowance for doubtful accounts of $1,145 and $1,312 as of June 30, 2015, and December 31, 2014, respectively)	126,666	96,478
Inventories	180,255	172,750
Other current assets	66,083	69,029
Total current assets	743,887	562,532

Property and equipment, net	732,938	765,828
Goodwill and intangible assets, net	57,205	54,550
Other noncurrent assets	43,376	42,264
Total assets	$1,577,406	$1,425,174

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$165,706	$123,084
Current HPT Lease liabilities	35,185	31,637
Other current liabilities	147,812	112,417
Total current liabilities	348,703	267,138

Long term debt	230,000	230,000
Noncurrent HPT Lease liabilities	374,108	332,934
Other noncurrent liabilities	83,837	76,492
Total liabilities	1,036,648	906,564

Shareholders’ equity:
Common shares, no par value, 39,158,666 shares authorized as of June 30, 2015 and December 31, 2014, 38,488,136 shares issued and 38,398,608 shares outstanding as of June 30, 2015, and 38,425,886 shares issued and 38,336,358 shares outstanding as of December 31, 2014	682,448	679,482
Accumulated other comprehensive income	116	435
Accumulated deficit	(140,878)	(160,379)
Treasury shares, 89,528 shares as of June 30, 2015 and December 31, 2014	(928)	(928)
Total shareholders’ equity	540,758	518,610
Total liabilities and shareholders’ equity	$1,577,406	$1,425,174
The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2015	2014
Revenues:
Fuel	$1,125,086	$1,658,172
Nonfuel	454,630	414,854
Rent and royalties from franchisees	3,167	3,083
Total revenues	1,582,883	2,076,109

Cost of goods sold (excluding depreciation):
Fuel	1,028,799	1,559,049
Nonfuel	208,290	191,967
Total cost of goods sold	1,237,089	1,751,016

Operating expenses:
Site level operating	222,334	203,526
Selling, general and administrative	30,062	25,100
Real estate rent	53,308	53,731
Depreciation and amortization	18,116	15,797
Total operating expenses	323,820	298,154

Income from operations	21,974	26,939

Acquisition costs	1,127	149
Interest expense, net	5,087	4,168
Loss on extinguishment of debt	10,502	—
Income before income taxes and income from equity investees	5,258	22,622
Provision for income taxes	2,515	9,673
Income from equity investees	1,029	685
Net income	$3,772	$13,634

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $(38) and $83, respectively	$46	$170
Equity interest in investee’s unrealized (loss) gain on investments	(64)	21
Other comprehensive (loss) income	(18)	191

Comprehensive income	$3,754	$13,825

Net income per common share:
Basic and diluted	$0.10	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Six Months Ended June 30,
	2015	2014
Revenues:
Fuel	$2,128,253	$3,247,818
Nonfuel	856,140	789,520
Rent and royalties from franchisees	6,191	6,080
Total revenues	2,990,584	4,043,418

Cost of goods sold (excluding depreciation):
Fuel	1,919,579	3,056,378
Nonfuel	386,712	360,383
Total cost of goods sold	2,306,291	3,416,761

Operating expenses:
Site level operating	427,918	403,097
Selling, general and administrative	57,678	51,896
Real estate rent	108,912	107,935
Depreciation and amortization	35,641	31,925
Total operating expenses	630,149	594,853

Income from operations	54,144	31,804

Acquisition costs	1,541	759
Interest expense, net	11,419	8,204
Loss on extinguishment of debt	10,502	—
Income before income taxes and income from equity investees	30,682	22,841
Provision for income taxes	13,001	9,949
Income from equity investees	1,820	939
Net income	$19,501	$13,831

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $(156) and $(8), respectively	$(300)	$(22)
Equity interest in investee’s unrealized (loss) gain on investments	(19)	40
Other comprehensive (loss) income	(319)	18

Comprehensive income	$19,182	$13,849

Net income per common share:
Basic and diluted	$0.51	$0.37
The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$19,501	$13,831
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash rent expense	(11,634)	(4,565)
Depreciation and amortization expense	35,641	31,925
Deferred income tax provision	86	4,032
Loss on extinguishment of debt	10,502	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(30,166)	(61,732)
Inventories	(3,488)	11,987
Other assets	3,386	2,006
Accounts payable and other liabilities	74,982	64,628
Other, net	1,440	1,447
Net cash provided by operating activities	100,250	63,559

Cash flows from investing activities:
Proceeds from asset sales	267,933	21,707
Capital expenditures	(103,291)	(60,608)
Acquisitions of businesses, net of cash acquired	(72,644)	(3,202)
Investment in equity investee	—	(825)
Net cash provided by (used in) investing activities	91,998	(42,928)

Cash flows from financing activities:
Proceeds from sale leaseback transactions with HPT	491	301
Sale leaseback financing obligation payments	(46,110)	(1,183)
Other, net	23	(14)
Net cash used in financing activities	(45,596)	(896)

Effect of exchange rate changes on cash	(44)	2

Net increase in cash and cash equivalents	146,608	19,737

Cash and cash equivalents at the beginning of the period	224,275	85,657
Cash and cash equivalents at the end of the period	$370,883	$105,394

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$11,623	$7,841
Income taxes paid (net of refunds)	$1,295	$630
The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

1.              Basis of Presentation, Business Description and Organization
TravelCenters of America LLC, which we refer to as the Company or we, us and our, operates and franchises travel centers under the “TravelCenters of America,” “TA” and related brand names, or the TA brand, and the “Petro Stopping Centers” and “Petro” brand names, or the Petro brand, primarily along the United States, or U.S., interstate highway system. Our travel center customers include trucking fleets and their drivers, independent truck drivers and motorists. Our travel centers include, on average, approximately 25 acres of land and typically offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, travel and convenience stores and various other driver amenities. We also operate convenience stores with retail gasoline stations, primarily under the “Minit Mart” brand name, that generally serve motorists. Our gasoline stations/convenience stores typically offer customers gasoline as well as nonfuel products and services such as coffee, groceries and other convenience items, some fresh food offerings, and QSRs. Additionally, we collect rents, royalties and other fees from our travel center franchisees.
At June 30, 2015, our business included 252 travel centers in 43 states in the U.S. and the province of Ontario, Canada. Our travel centers included 176 operated under the TA brand and 76 operated under the Petro brand. Of our 252 travel centers at June 30, 2015, we owned 33, we leased 192, including 190 that we leased from Hospitality Properties Trust, or HPT, we operated two for a joint venture in which we own a noncontrolling interest and our franchisees owned or leased 25.
Additionally, as of June 30, 2015, we operated 79 gasoline stations/convenience stores in nine states, primarily Kentucky, Minnesota and Missouri. Of our 79 gasoline stations/convenience stores at June 30, 2015, we owned 71 and we leased six, including one that we leased from HPT, and we operated two for a joint venture in which we own a noncontrolling interest.
We manage our business as one operating segment and, therefore, have one reportable segment. Our locations sell similar products and services, use similar processes to sell products and services, and sell products and services to similar groups of customers. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, and the revenues and assets related to that travel center are not material.
The accompanying condensed consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements. The disclosures do not include all the information necessary for complete financial statements in accordance with GAAP. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or our Annual Report. In the opinion of our management, the accompanying condensed consolidated financial statements include all adjustments, including normal recurring adjustments, considered necessary for fair presentation. All intercompany transactions and balances have been eliminated. While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent expense and certain other costs do not vary seasonally. For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Fair Value Measurement
We refer to our $110,000 of 8.25% Senior Notes due 2028 and our $120,000 of 8.00% Senior Notes due 2029 collectively as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 1 input), the fair value of our Senior Notes on June 30, 2015, was $238,312.

TravelCenters of America LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2015-3, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a reduction of the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective application. The adoption of this update is not expected to cause any material changes to our consolidated financial statements other than the reclassification of debt issuance costs from assets to a reduction of liabilities in our consolidated balance sheets.
 In May 2014, the FASB issued Accounting Standards Update 2014-9, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard under GAAP for virtually all industries. The new standard will apply for annual periods beginning after December 15, 2017, including interim periods therein. Early adoption is prohibited. We have not yet determined the effects, if any, the adoption of this update may have on our consolidated financial statements.
2.     Earnings Per Share
Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings with all of our other common shares. The following table presents a reconciliation from net income to the net income available to common shareholders and the related earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income, as reported	$3,772	$13,634	$19,501	$13,831
Less: net income attributable to participating securities	189	666	983	677
Net income available to common shareholders	3,583	12,968	18,518	13,154
Weighted average common shares(1)	36,432,963	35,791,850	36,418,308	35,787,657
Basic and diluted net income per share	$0.10	$0.36	$0.51	$0.37

(1)
Excludes unvested shares granted under our share award plan, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shares. The weighted average number of unvested shares outstanding for the three months ended June 30, 2015 and 2014, was 1,931,820 and 1,839,413, respectively. The weighted average number of unvested shares outstanding for the six months ended June 30, 2015 and 2014, was 1,933,330 and 1,840,674, respectively.

3.     Acquisitions
During the six months ended June 30, 2015, we acquired two travel centers and 45 gasoline stations/convenience stores and we accounted for these transactions as business combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. We have included the results of these acquisitions in our condensed consolidated financial statements from the dates we acquired them. The pro forma impact of including the results of operations of these acquisitions from the beginning of the periods presented is not material to our condensed consolidated financial statements. Additionally, we acquired one travel center property that we formerly managed for a third party for $5,314 and one vacant parcel of land for $3,477, and we accounted for these transactions as asset purchases.

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

Inventories	$4,060
Property and equipment	66,925
Goodwill	3,568
Other liabilities	(1,909)
Total purchase price	$72,644
As of June 30, 2015, we had entered agreements to acquire one travel center property and 105 gasoline stations/convenience store properties for an aggregate of $188,107 and since June 30, 2015, we entered into agreements to acquire an additional 18 gasoline stations/convenience stores for an aggregate of $46,000. The travel center and two of the gasoline stations/convenience stores were acquired in July 2015, for an aggregate of $7,707. We expect to complete the remainder of these acquisitions in the second half of 2015, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change.
During the three months ended June 30, 2015 and 2014, and six months ended June 30, 2015 and 2014, we incurred acquisition related costs totaling $1,127, $149, $1,541 and $759, respectively, for legal, due diligence and related activities associated with acquisitions considered or completed.
4.     Accumulated Other Comprehensive Income
Accumulated other comprehensive income at June 30, 2015, consisted of the following:

	Foreign currency translation adjustment	Equity interest in investee’s unrealized gain on investments	Accumulated other comprehensive income
Balance at December 31, 2014	$385	$50	$435

Foreign currency translation adjustment, net of tax of $(156)	(300)		(300)
Equity interest in investee’s unrealized loss on investments		(19)	(19)
Other comprehensive loss, net of tax	(300)	(19)	(319)

Balance at June 30, 2015	$85	$31	$116

TravelCenters of America LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

5.    Related Party Transactions
We have relationships and historical and continuing transactions with HPT, Reit Management & Research LLC, or RMR, and others related to them. We also have relationships and historical and continuing transactions with other companies to which RMR provides management services and which have directors, trustees and officers who are also directors or officers of us or RMR. For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report and our Current Reports on Form 8-K filed with the Securities Exchange Commission on June 5, 15, 22 and 25, 2015.
Relationship with HPT
As of June 30, 2015, HPT owned 3,420,000 of our common shares, representing approximately 8.9% of outstanding common shares. HPT is our largest shareholder.
On June 1, 2015, we entered a transaction agreement, or the Transaction Agreement, with HPT, pursuant to which, among other things (i) we and HPT agreed to expand and subdivide the lease pursuant to which we then leased 144 properties from HPT, or the Prior TA Lease, into four amended and restated leases, or the New TA Leases, (ii) we agreed to sell to HPT, for an aggregate of $279,383, 14 travel centers and certain assets we owned at 11 properties we lease from HPT and we agreed to lease back these properties from HPT under the New TA Leases, (iii) we agreed to purchase from HPT, for an aggregate of $45,042, five travel centers that we then leased from HPT under the Prior TA Lease and (iv) we agreed to sell to HPT five travel centers upon the completion of their development at a purchase price equal to their development costs, including the cost of the land, which costs are estimated to be not more than $118,000 in the aggregate and we agreed to lease back these development properties from HPT under the New TA Leases. The terms of the Transaction Agreement were approved by special committees of our Independent Directors and HPT’s independent trustees, none of whom are directors or trustees of the other company. Each special committee was represented by separate counsel.
In June 2015, we completed the following transactions pursuant to the Transaction Agreement:

•
We entered into four New TA Leases with HPT, or New Lease 1, New Lease 2, New Lease 3 and New Lease 4. Each New TA Lease grants us two renewal options of 15 years each. Percentage rent, which totaled $2,902 in 2014 under the Prior TA Lease, was incorporated into the minimum annual rent under the New TA Leases, and 2015 is the percentage rent base year for the New TA Leases. Beginning in 2016, percentage rent will be 3.0% of the excess of gross nonfuel revenues for any particular year over the percentage rent base year amount. Our deferred rent obligation of $107,084, which was due December 31, 2022, was extended under the New TA Leases to the end of the initial term of each New TA Lease. The table below includes summarized information for each of the New TA Leases as of June 30, 2015.

	Number of Sites	Initial Term End December 31,	Minimum Annual Rent as of June 30, 2015	Deferred Rent
New TA Lease 1	39	2029	$47,849	$27,421
New TA Lease 2	37	2028	43,192	29,106
New TA Lease 3	38	2026	48,919	29,324
New TA Lease 4	37	2030	42,760	21,233
	151		$182,720	$107,084

•
We sold to HPT, for $227,877, 12 travel centers we owned and certain assets we owned at 10 properties we lease from HPT. We leased back these properties from HPT under the New TA Leases. Our minimum annual rent increased by $15,724 as a result of the completion of our sale and lease back of these properties. These sales generated an aggregate gain of $113,054, which was deferred and will be amortized as a reduction of our rent expense over the terms of the New TA Leases.

TravelCenters of America LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

•
We purchased from HPT, for $45,042, five travel centers that we previously leased from HPT and subleased to franchisees. The lease of these properties had been accounted for as a financing, with the related assets recognized in our consolidated balance sheets, and the purchase prices paid for the properties exceeded the unamortized balance of the sale leaseback financing obligation, resulting in our recognition of a loss on extinguishment of debt of $10,502. Our minimum annual rent payment decreased by $3,841 as a result of the completion of our purchase of these properties.

•
We and HPT entered into an amendment to our Petro Lease, pursuant to which we lease 40 Petro travel centers from HPT. Among other things, this amendment eliminated percentage rent payable on fuel, which in 2014 was nominal, and was not paid to HPT because HPT previously had waived payment of the first $2,500 of percentage rent due under the Petro Lease.

Pursuant to the Transaction Agreement, we elected to postpone beyond June 30, 2015, but not later than December 31, 2015, the sale to HPT, for $51,506, of two other travel centers and the assets at one other property we lease from HPT.
As of June 30, 2015, we leased from HPT a total of 151 properties under the New TA Leases and 40 properties under the Petro Lease, which we collectively refer to as the HPT Leases.

Pro Forma Impact
The following unaudited pro forma information includes adjustments related to the amendment to our leases with HPT, the purchase of assets and our sale and lease back of assets as of June 30, 2015, in connection with our Transaction Agreement with HPT. The pro forma adjustments assume that these transactions occurred on January 1, 2015.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net Income	$9,962	$25,713
Basic and diluted earnings per share	$0.27	$0.68
The historical consolidated financial information has been adjusted in the pro forma information to give effect to pro forma events that are: (1) directly attributable to the transactions that occurred in June 2015 pursuant to the Transaction Agreement; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The $10,502 loss on extinguishment of debt noted above is not reflected in the pro forma information above because it is non-recurring.

TravelCenters of America LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

The following table summarizes the various amounts related to the HPT Leases and other leases that are reflected in real estate rent expense in our condensed consolidated statements of income and comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash payments for rent under the HPT Leases	$58,857	$55,603	$116,373	$110,749
Change in accrued estimated percentage rent	(293)	(21)	(397)	597
Adjustments to recognize expense on a straight line basis	(4,791)	(559)	(5,243)	(900)
Less sale leaseback financing obligation amortization	(432)	(594)	(1,068)	(1,183)
Less portion of rent payments recognized as interest expense	(968)	(1,471)	(2,420)	(2,941)
Less deferred tenant improvements allowance amortization	(1,442)	(1,692)	(3,134)	(3,384)
Amortization of deferred gain on sale leaseback transactions	(722)	(96)	(818)	(192)
Rent expense related to HPT Leases	50,209	51,170	103,293	102,746
Rent paid to others(1)	2,372	2,629	4,993	5,315
Adjustments to recognize expense on a straight line basis for other leases	727	(68)	626	(126)
Total real estate rent expense	$53,308	$53,731	$108,912	$107,935

(1) Includes rent paid directly to HPT’s landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.
The following table summarizes the various amounts related to the HPT Leases that are included in our condensed consolidated balance sheets.

	June 30, 2015	December 31, 2014
Current HPT Leases liabilities:
Accrued rent	$20,422	$19,407
Sale leaseback financing obligation(1)	649	2,547
Straight line rent accrual(2)	2,458	2,529
Deferred gain (3)	7,886	385
Deferred tenant improvements allowance(4)	3,770	6,769
Total Current HPT Lease liabilities	$35,185	$31,637

Noncurrent HPT Leases liabilities:
Deferred rent obligation(5)	$150,000	$150,000
Sale leaseback financing obligation(1)	20,023	82,591
Straight line rent accrual(2)	48,820	50,234
Deferred gain (3)	108,023	2,732
Deferred tenant improvements allowance(4)	47,242	47,377
Total Noncurrent HPT Lease liabilities	$374,108	$332,934

TravelCenters of America LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

(1)
Sale leaseback Financing Obligation. Prior to the New TA Leases, the assets related to nine travel centers leased from HPT were reflected in our consolidated balance sheets, as was a related financing obligation. This accounting was required primarily because, at the time of the inception of the Prior TA Lease, more than a minor portion of these nine travel centers was subleased to third parties. The assets were depreciated on a straight line basis in the normal course under GAAP, and a portion of the rental payments made to HPT was allocated to amortize the related financing obligation. As part of the June 2015 transactions with HPT, we purchased five of the nine travel centers. That purchase was accounted for under GAAP as an extinguishment of the related financing obligation and resulted in a loss on extinguishment of debt of $10,502 because the price we paid to HPT to purchase the five properties was $10,502 in excess of the then remaining related financing obligation. Also, because the New TA Leases were accounted for under GAAP as new leases and two of the remaining four properties qualified for operating lease treatment, the remaining net assets and financing obligation related to these two properties was eliminated, resulting in a gain of $2,938 which was deferred and will be recognized over the terms of the New TA Leases as a reduction of rent expense.

(2)
Straight Line Rent Accrual. The Prior TA Lease began in 2007, and principally in periods from 2007 to 2012, minimum annual rents due included stated increases, resulting in a portion of the straight line rent accrual previously reflected in our consolidated balance sheets. The New TA Leases, which began in 2015, are new leases under GAAP and contain no stated increase in minimum annual rent. As a result, the related prior straight line rent accrual continues to be amortized on a straight line basis over the terms of the HPT Leases as a reduction to real estate rent expense. The straight line rent accrual also includes our obligation for the estimated cost of removal of underground storage tanks at properties leased from HPT at the end of the related lease. We recognize these obligations on a straight line basis over the term of the related leases as additional rent expense.

(3)
Deferred Gain. The deferred gain primarily includes $113,054 of gains from the sale of assets to HPT under the New TA Leases prior to June 30, 2015. We amortize the deferred gains on a straight line basis over the terms of the related leases as a reduction of rent expense.

(4)
Deferred Tenant Improvements Allowance. HPT funded certain capital projects at the properties we lease under the HPT Leases without an increase in rent payable by us. In connection with HPT's initial commitment, we recognized a liability for the rent deemed to be related to this deferred tenant improvements allowance. We amortize the deferred tenant improvements allowance on a straight line basis over the terms of the HPT Leases as a reduction of real estate rent expense.

(5)
Deferred Rent Obligation. Pursuant to a rent deferral agreement with HPT, through December 31, 2010, we deferred a total of $150,000 of rent payable to HPT. This deferred rent obligation was allocated among the New TA Leases and the due date of the deferred rent obligation was extended to the end of the initial terms of the respective New TA Leases as noted above.

HPT waived $289 and $117 of percentage rent under our Petro Lease for the three months ended June 30, 2015 and 2014, respectively, and $548 and $269 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, HPT has cumulatively waived $1,554 of the $2,500 of percentage rent it previously agreed to waive. The total amount of percentage rent (which is net of the waived amount) that we incurred during the three and six months ended June 30, 2015 and 2014, was $806, $1,999, $729 and $1,622, respectively.

TravelCenters of America LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

During the six months ended June 30, 2015 and 2014, pursuant to the terms of the HPT Leases, we sold to HPT $40,416 and $21,923, respectively, of improvements we made to properties leased from HPT. As a result, our minimum annual rent payable to HPT increased by approximately $3,435 and $1,863, respectively. At June 30, 2015, our property and equipment balance included $30,627 of improvements of the type that we typically request that HPT purchase for an increase in minimum annual rent; however, HPT is not obligated to purchase these improvements.
Relationship with RMR
Pursuant to our business management agreement and property management agreement with RMR, we incurred aggregate fees of $3,391 and $3,148 for the three months ended June 30, 2015 and 2014, respectively, and $6,621 and $6,002 for the six months ended June 30, 2015 and 2014, respectively. These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of income and comprehensive income.
On March 12, 2015, we and RMR entered into an amended and restated business management agreement, which was approved by our Compensation Committee, comprised solely of our Independent Directors. As amended, RMR may terminate the business management agreement upon 120 days written notice, and we continue to have the right to terminate the business management agreement upon 60 days written notice, subject to approval by a majority vote of our Independent Directors. As amended, if we terminate or do not renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.875 times the annual base management fee and the annual internal audit services expense, and which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of termination or nonrenewal. If we terminate for cause, as defined, no termination fee is payable. Also, as amended, RMR agrees to provide certain transition services for us for 120 days following termination by us or notice of termination by RMR.
Relationship with AIC
As of June 30, 2015, our investment in Affiliates Insurance Company, or AIC, an Indiana insurance company, had a carrying value of $6,904, which amount is included in other assets in our condensed consolidated balance sheets. We recognized income of $23 and $104 related to our investment in AIC for the three months ended June 30, 2015 and 2014, respectively, and $95 and $7 for the six months ended June 30, 2015 and 2014, respectively. Our other comprehensive income includes unrealized (losses) gains on securities held for sale which are owned by AIC of $(64) and $21 for the three months ended June 30, 2015 and 2014, respectively, and $(19) and $40 for the six months ended June 30, 2015 and 2014, respectively.
In June 2015, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC. In connection with that renewal, we purchased a three year combined property insurance policy providing $500,000 of coverage annually with the premium to be paid annually and a one year combined policy providing terrorism coverage of $200,000 for our properties which policies were arranged by AIC. We paid aggregate annual premiums, including taxes and fees, of approximately $2,424 in connection with these policies for the policy year ending June 30, 2016, and this amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
Relationship with PTP
As of June 30, 2015, our investment in Petro Travel Plaza Holdings LLC, or PTP, had a carrying value of $22,532, which amount is included in other assets in our condensed consolidated balance sheets. During each of the three months ended June 30, 2015 and 2014, we recognized management and accounting fee income of $200. At June 30, 2015, we had a net payable to PTP of $558. We recognized income of $1,006 and $581 during the three months ended June 30, 2015 and 2014, respectively, and $1,725 and $932 for the six months ended June 30, 2015 and 2014, respectively, as our share of PTP’s net income.

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
From time to time we have received, and in the future likely will receive, notices of alleged violations of environmental laws or otherwise have become or will become aware of the need to undertake corrective actions to comply with environmental laws at our locations. Investigatory and remedial actions were, and regularly are, undertaken with respect to releases of hazardous substances at our locations. In some cases we received, and may receive in the future, contributions to partially offset our environmental costs from insurers, from state funds established for environmental clean up associated with the sale of petroleum products or from indemnitors who agreed to fund certain environmental related costs at locations we purchased from those indemnitors. To the extent we incur material amounts for environmental matters for which we do not receive or expect to receive insurance or other third party reimbursement or for which we have not previously recorded a liability, our operating results may be materially adversely affected. In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed.
At June 30, 2015, we had a gross accrued liability of $4,953 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,240, resulting in an estimated net amount of $3,713 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial condition or results of operations.
We have insurance of up to $10,000 per incident and up to $25,000 in the aggregate for certain environmental liabilities, subject, in each case, to certain limitations and deductibles. However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.

TravelCenters of America LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

We cannot predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future or the ultimate outcome of matters currently pending. We cannot be certain that contamination presently unknown to us does not exist at our sites, or that material liability will not be imposed on us in the future. If we discover additional environmental issues, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our fuel products, may require us to expend significant amounts and may negatively impact our business. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel, as well as President Obama’s February 2014 order that his administration develop and implement new fuel efficiency standards for medium and heavy duty commercial trucks by March 2016, has caused us to add certain services and provide certain products to our customers at a cost to us and may decrease the demand for our fuel products and negatively impact our business.  Further, legislation and regulations that limit carbon emissions also may cause our energy costs at our locations to increase.
7.    Inventories
Inventories consisted of the following:

	June 30, 2015	December 31, 2014
Nonfuel products	$147,592	$146,370
Fuel products	32,663	26,380
Total inventories	$180,255	$172,750

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
Company Overview
We operate and franchise travel centers under the “TravelCenters of America,” “TA” and related brand names, or the TA brand, and the “Petro Stopping Centers” and “Petro” brand names, or the Petro brand, primarily along the U.S. interstate highway system. Our travel center customers include trucking fleets and their drivers, independent truck drivers and motorists.  Our travel centers include, on average, approximately 25 acres of land and typically offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, travel/convenience stores and various other driver amenities. At June 30, 2015, our business included 252 travel centers in 43 states in the U.S. and the province of Ontario, Canada. Our travel centers included 176 operated under the TA brand and 76 operated under the Petro brand. Of our 252 travel centers at June 30, 2015, we owned 33, we leased 192, including 190 that we leased from Hospitality Properties Trust, or HPT, we operated two for a joint venture in which we own a noncontrolling interest and our franchisees owned or leased 25. Additionally, we collect rents, royalties and other fees from our franchisees.
We also operate convenience stores with retail gasoline stations, primarily under the "Minit Mart" brand name, that generally serve motorists. As of June 30, 2015, we operated 79 gasoline stations/convenience stores in nine states, primarily Kentucky, Minnesota and Missouri. Our gasoline stations/convenience stores typically offer customers gasoline as well as nonfuel products and services such as coffee, groceries and other convenience items, some fresh food offerings and QSRs. Of our 79 gasoline stations/convenience stores at June 30, 2015, we owned 71 and we leased six, including one that we leased from HPT and we operated two for a joint venture in which we own a noncontrolling interest.
Executive Summary
Our revenues and income are subject to material changes as a result of the market prices and availability of fuel. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars, other military actions and variations in demand, which are often the result of changes in the macroeconomic environment. Over the past few years there has been significant volatility in the cost of fuel. During the first half of 2015, fuel prices sharply decreased early in the year followed by slight increases. At the end of the second quarter of 2015, fuel prices were at approximately the same level as they were at the beginning of the quarter and approximately 38% below the prices experienced at the end of the second quarter of 2014. During the first half of 2014, fuel prices experienced some volatility, but generally trended downward and during the second half of 2014 fuel prices declined sharply. Current economic forecasts reflect continued depressed prices for fuel; however, as noted above, various factors and events can cause fuel prices to change, sometimes suddenly, sharply and unexpectedly. We generally are able to pass changes in our cost for fuel products to customers, but typically at a delay that may affect our fuel gross margins. Increased prices may also result in our customers reducing their purchases of fuel and nonfuel goods and services. Although other factors, such as competition, may have an effect, during periods of rising fuel commodity prices fuel gross margins per gallon tend to be lower than they otherwise may have been, and during periods of falling fuel commodity prices fuel gross margins per gallon tend to be higher than they otherwise may have been. Fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements. For more information about fuel market risks that may affect us and our actions to mitigate those risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.
We believe that demand for fuel by trucking companies was negatively affected in 2014 and 2015 by technological innovations that permit, and regulatory changes that encourage, require or give rise to, improved fuel efficiency of motor vehicle engines and other fuel conservation practices. We believe these factors were significant factors in the modest increases in the level of fuel sales volumes we realized on a same site basis for the second quarter of 2015, as compared to the comparable prior year period, despite the increased level of economic activity experienced in the United States in the 2015 second quarter compared to the prior year period.

Due to an increase in both fuel sales volume and fuel gross margin per gallon, our fuel gross margin for the first half of 2015 increased over the same period in the prior year. We believe the higher fuel margin per gallon in the first half of 2015 primarily was attributable to the sharp decline in fuel prices we experienced during the first quarter of 2015 and our continued focus on managing our fuel sales pricing to balance sales volume and profitability.
The decrease in income before income taxes and income from equity investees during the second quarter of 2015, as compared to the comparable period of 2014, is largely due to the loss on extinguishment of debt, as further described below under Transaction Agreement with Hospitality Properties Trust, and higher operating expenses associated with newly acquired sites. These decreases were partially offset by continued improvement of operations at sites we acquired since 2011.
The increase in income before income taxes and income from equity investees during the first half of 2015, as compared to the comparable period of 2014, is largely due to the increase in fuel gross margin, nonfuel gross margin and the continued improvement of operations at sites we acquired since 2011, partially offset by the loss on extinguishment of debt.
Factors Affecting Comparability
Transaction Agreement with Hospitality Properties Trust
In June 2015, we entered into a transaction agreement with our principal landlord, HPT, which among other things, (i) amended and restated the TA Lease pursuant to which we then leased 144 properties from HPT into four leases, with initial lease terms ending in 2026, 2028, 2029 and 2030 and each subject to two 15 year renewal periods at our option (these four leases are collectively referred to herein as the "New TA Leases"), (ii) we agreed to sell to HPT 14 travel centers owned by us and certain assets we owned at 11 properties that we leased from HPT and we agreed to lease back these properties from HPT, (iii) we agreed to purchase from HPT for $45,042 five travel centers that we then leased from HPT and (iv) we agreed to sell to HPT five travel centers upon the completion of their development, which is expected to be completed before June 30, 2017, at a purchase price equal to their development costs, including the cost of the land, which costs are estimated to be not more than $118,000 in the aggregate, and we agreed to lease back these development properties.
During the six months ended June 30, 2015, we received proceeds of $227,877 from the sale to HPT of 12 owned travel centers and certain assets at 10 properties currently leased from HPT and purchased five travel centers from HPT for $45,042. The purchase of five travel centers resulted in a loss on extinguishment of debt of $10,502. The loss on extinguishment of debt arose because the lease of these properties had been accounted for as a financing and the purchase prices paid for the properties exceeded the unamortized balance of the sale leaseback financing obligation. The sale of the remaining two travel centers and owned assets at one property leased from HPT is expected to close by December 31, 2015. As of June 30, 2015, we leased from HPT a total of 151 properties under the New TA Leases for total minimum annual rent of $182,720.
For additional information related to the transaction with HPT, see Note 5 to our Condensed Consolidated Financial statements included in Part I, Item 1 of this Quarterly Report and our Current Reports on Form 8-K filed with the Securities and Exchange Commission on June 5, 15, 22 and 25, 2015.
Recently Acquired Sites
From the beginning of 2011 through June 30, 2015, we acquired 36 travel centers and 76 gasoline stations/convenience stores. We invested $161,608 to acquire these travel center properties and $129,416 to acquire these gasoline stations/convenience store properties. Through June 30, 2015, we have invested $136,880 to renovate and upgrade these acquired travel center properties and $4,536 to renovate and upgrade certain of the acquired gasoline stations/convenience store properties. We expect to invest an additional $48,519 to complete the renovation and upgrade of certain of these acquired properties. While the interest, depreciation, maintenance and similar expenses related to or resulting from our acquisition and ownership of these sites are reflected in our results for the periods since the date of each acquisition, the stabilized returns we expect from these acquired properties are not yet fully reflected in our results of operations for all of these properties.

We believe that the improvements we have made and plan to make at our recently acquired properties may continue to improve the financial results at these locations. Typical improvements we make at acquired travel centers include adding truck repair facilities and nationally branded QSRs, paving parking lots, replacing outdated fuel dispensers, installing diesel exhaust fluid dispensing systems, changing signage, installing point of sale and other IT systems and general building and cosmetic upgrades. The improvements to travel center properties we acquire are often substantial and require a long period of time to plan, design, permit and complete, and after being completed require a period of time to become part of our customers’ supply networks and produce stabilized financial results. We estimate that the travel centers we acquire generally will reach financial stabilization in approximately the third year after acquisition, but the actual results can vary widely from this estimate due to many factors, some of which are outside our control. As of June 30, 2015, the travel centers acquired since the beginning of 2011 have been owned by us for an average of 30 months, and the planned renovations have been completed at 27 of these acquired travel centers for an average of 28 months.
Improvements that we typically make at acquired gasoline stations/convenience stores include rebranding to the Minit Mart brand, adding QSRs and completing deferred maintenance. We estimate that the gasoline stations/convenience stores that we acquire will generally reach financial stabilization within one year after acquisition, but the actual results may vary widely from the estimate due to many factors, some of which are outside our control.
The tables below show the number of properties we acquired by year and the amounts we have invested through June 30, 2015, or currently expect to invest subsequent to June 30, 2015, in these properties.

(amounts in thousands, except number of properties)	Site Count	Cash Acquisition Cost(1)	Renovation Cost Incurred Through June 30, 2015	Remaining Estimated Renovation Costs	Total Acquisition And Renovation Costs
Travel centers acquired
2011	6	$36,333	$47,737	$—	$84,070
2012	14	46,910	33,603	—	80,513
2013	10	44,887	44,403	12,445	101,735
2014	4	27,557	10,226	16,904	54,687
First half of 2015	2	5,921	911	10,999	17,831
Total	36	$161,608	$136,880	$40,348	$338,836

Gasoline stations/convenience stores acquired	Site Count	Cash Acquisition Cost(1)	Renovation Cost Incurred Through June 30, 2015	Remaining Estimated Renovation Costs	Total Acquisition And Renovation Costs
2013	31	$66,491	$—	$—	$66,491
2014	—	—	—	—	—
First half of 2015	45	62,925	4,536	8,171	75,632
Total	76	$129,416	$4,536	$8,171	$142,123

(1)	Includes only cash amounts paid that were recorded as property and equipment or intangible assets. Excludes working capital assets and asset retirement obligation assets.

The table below shows the gross revenues in excess of cost of goods sold and site level operating expenses for the properties we began to operate for our own account since the beginning of 2011, whether by way of acquisition from franchisees or others, or takeover of operations upon termination of a franchisee sublease, from the beginning of the period presented or the date we began to operate such property for our own account, if later.

(amounts in thousands, except numbers of properties)	Travel Centers	Gasoline Stations/Convenience Stores	Revenues in Excess of Cost of Goods Sold and Site Level Operating Expenses
Properties acquired			Three Months Ended June 30,		Twelve Months Ended June 30,
			2015	2014	2015	2014
2011	6	—	$3,023	$3,858	$16,635	$13,693
2012	14	—	5,317	5,434	22,561	17,312
2013	10	31	6,191	4,646	23,253	9,832
2014	4	—	1,282	52	6,262	(146)
2015	2	45	132	—	(442)	—
Total	36	76	$15,945	$13,990	$68,269	$40,691
Summary of Site Counts
The changes in the number of our sites and in their method of operation (company operated, franchisee leased and operated or franchisee owned and operated) can be significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our business from December 31, 2013 through June 30, 2015:

	Company Operated Travel Centers	Franchisee Operated Travel Centers	Franchisee Owned and Operated Travel Centers	Total Travel Centers	Company Operated Gasoline Stations/ Convenience Stores	Total Sites
Number of sites at December 31, 2013	217	5	25	247	34	281

January – June 2014 Activity:
Acquired sites	1	—	—	1	—	1
Number of sites at June 30, 2014	218	5	25	248	34	282

July – December 2014 Activity:
Acquired sites	3	—	—	3	—	3
Sites taken by eminent domain	(1)	—	—	(1)	—	(1)
Number of sites at December 31, 2014	220	5	25	250	34	284

January – June 2015 Activity:
Acquired sites	2	—	—	2	45	47
Number of sites at June 30, 2015	222	5	25	252	79	331
From June 30, 2015, to the date of this Quarterly Report, we completed the purchase of one travel center and two gasoline stations/convenience stores that we now operate. We currently intend to continue to selectively acquire additional travel centers and gasoline stations/convenience stores and to otherwise expand our business.

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
Same Site Comparisons
As part of this discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis. We include a location in the same site comparisons only if we continuously operated it for the entire duration since the beginning of the earliest comparative period presented, or, for rent and royalty revenues, if during that period the location was continuously operated by one of our franchisees. We do not exclude locations from the same site comparisons as a result of expansions in their size, capital improvements to the site or changes in the services offered.
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

Results of Operations
Three months ended June 30, 2015 compared to June 30, 2014 (gallons and dollars in thousands, except per gallon amounts)
The following table presents changes in our operating results for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

	Three Months Ended June 30,
	2015	2014	Change	% Change
Revenues:
Fuel	$1,125,086	$1,658,172	$(533,086)	(32.1)%
Nonfuel	454,630	414,854	39,776	9.6%
Rent and royalties from franchisees	3,167	3,083	84	2.7%
Total revenues	1,582,883	2,076,109	(493,226)	(23.8)%

Cost of goods sold (excluding depreciation)
Fuel	1,028,799	1,559,049	(530,250)	(34.0)%
Nonfuel	208,290	191,967	16,323	8.5%
Total cost of goods sold (excluding depreciation)	1,237,089	1,751,016	(513,927)	(29.4)%

Operating expenses:
Site level operating expenses	222,334	203,526	18,808	9.2%
Selling, general & administrative expense	30,062	25,100	4,962	19.8%
Real estate rent	53,308	53,731	(423)	(0.8)%
Depreciation and amortization expense	18,116	15,797	2,319	14.7%
Total operating expenses	323,820	298,154	25,666	8.6%

Income from operations	21,974	26,939	(4,965)	(18.4)%
Acquisition costs	1,127	149	978	NM
Interest expense, net	5,087	4,168	919	22.0%
Loss on extinguishment of debt	10,502	—	10,502	NM

Income before income taxes and income from equity investees	5,258	22,622	(17,364)	(76.8)%
Provision for income taxes	2,515	9,673	(7,158)	(74.0)%
Income from equity investees	1,029	685	344	50.2%
Net income	$3,772	$13,634	$(9,862)	(72.3)%

The following table presents our same site operating results for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The table includes amounts for locations that were company operated during the entirety of each of the periods presented.

	Three Months Ended June 30,
	2015	2014	Change	% Change
Number of company operated locations	247	247	—

Fuel:
Fuel sales volume (gallons)	513,383	507,797	5,586	1.1%
Fuel revenues	$1,078,178	$1,628,801	$(550,623)	(33.8)%
Fuel gross margin	92,995	97,573	(4,578)	(4.7)%
Fuel gross margin per gallon	0.181	0.192	(0.011)	(5.7)%

Nonfuel:
Nonfuel revenues	$438,653	$413,009	$25,644	6.2%
Nonfuel gross margin	240,398	221,841	18,557	8.4%
Nonfuel gross margin percentage	54.8%	53.7%	110pts

Total gross margin	$333,393	$319,414	$13,979	4.4%

Site level operating expenses	$215,558	$202,766	$12,792	6.3%
Site level operating expenses as a percentage of nonfuel revenues	49.1%	49.1%	—

Site level gross margin in excess of site level operating expenses	$117,835	$116,648	$1,187	1.0%

Number of franchisee operated locations	30	30	—
Rent and royalty revenues	$3,132	$3,055	$77	2.5%
Revenues.  Revenues for the three months ended June 30, 2015, were $1,582,883, which represented a decrease from the three months ended June 30, 2014, of $493,226, or 23.8%, that resulted from a decrease in fuel revenue that was partially offset by an increase in nonfuel revenue. Fuel revenues for the three months ended June 30, 2015, were $1,125,086, which represented a decrease from the three months ended June 30, 2014 of $533,086, or 32.1%, that resulted largely from significantly lower market prices for fuel in 2015. The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons Sold	Fuel Revenues
Results for three months ended June 30, 2014	517,205	$1,658,172

Decrease due to petroleum products price changes		(568,640)
Increase due to same site volume changes	5,586	11,872
Increase due to locations opened	11,210	21,115
Increase in wholesale fuel sales volume	795	2,567
Net change from prior year period	17,591	(533,086)

Results for the three months ended June 30, 2015	534,796	$1,125,086

Fuel revenue for the 2015 period reflected decreases in market prices for fuel partially offset by increases in fuel sales volume resulting from sites we acquired since January 1, 2014, as compared to the prior year period. On a same site basis, fuel sales volume for the second quarter of 2015 increased from the prior year comparative period.
Nonfuel revenues for the three months ended June 30, 2015, were $454,630, an increase of $39,776, or 9.6%, compared to the same period in 2014 as a result of both increases on a same site basis and from the sites we acquired since January 1, 2014. On a same site basis, nonfuel revenues increased by $25,644, or 6.2%, during the three months ended June 30, 2015, compared to the same period in 2014 primarily due to favorable effects of certain of our marketing initiatives.
Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended June 30, 2015, was $1,237,089, a decrease of $513,927, or 29.4%, compared to the same period in 2014.
Fuel cost of goods sold for the three months ended June 30, 2015, was $1,028,799, a decrease of $530,250, or 34.0%, compared to the same period in 2014. The decrease in fuel cost of goods sold primarily resulted from the same factors as described above for fuel revenue. Fuel gross margin for the three months ended June 30, 2015, was $96,287, compared to $99,123 during the same period in 2014. The fuel gross margin per gallon of $0.181 on a same site basis for the three months ended June 30, 2015, was $0.011 per gallon lower than for the same period in 2014. Lower fuel margin per gallon in 2015 primarily resulted from a favorable purchasing experience in 2014 which did not recur in 2015.
Nonfuel cost of goods sold for the three months ended June 30, 2015, was $208,290, an increase of $16,323, or 8.5%, compared to the same period in 2014. Nonfuel cost of goods sold increased primarily due to the same factors as described above for nonfuel revenues. Nonfuel gross margin for the three months ended June 30, 2015 was $246,340, compared to $222,887 during the same period in 2014. Nonfuel gross margin was 54.2% and 53.7% of nonfuel revenues during the second quarters of 2015 and 2014, respectively. The nonfuel gross margin percentage increased due to improved nonfuel gross margin at our sites acquired since 2011 through the second quarter of 2015 and as a result of a change in the mix of products and services sold. On a same site basis, the nonfuel gross margin percentage improved to 54.8% from 53.7%.
Site level operating expenses. Site level operating expenses for the three months ended June 30, 2015, were $222,334, an increase of $18,808, or 9.2%, compared to the same period in 2014. The increase in site level operating expenses was primarily due to the locations we acquired during 2014 and the first half 2015.
On a same site basis, site level operating expenses increased by $12,792, or 6.3%, for the three months ended June 30, 2015, compared to the same period in 2014, primarily due to labor costs that increased as the level of nonfuel sales grew. Site level operating expenses as a percentage of nonfuel revenues on a same site basis for the three months ended June 30, 2015, were flat compared to the same period in 2014.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2015, were $30,062, compared to $25,100 during the same period in 2014, an increase of $4,962 or 19.8%. The increase in selling, general and administrative expenses primarily was attributable to increased personnel costs, which increased due to annual compensation increases and increased headcount in support of the growth of our business. These increases were partially offset by lower audit fees.
Real estate rent expense. Rent expense for the three months ended June 30, 2015, was $53,308, a decrease of $423, or 0.8%, compared to the same period in 2014. Rent decreased due to one time adjustments in conjunction with the transactions with HPT during the second quarter of 2015, as noted above.
Income tax provision. Our provision for income taxes was $2,515 and $9,673 for the three month periods ended June 30, 2015 and 2014, respectively. The income tax provision for the 2015 second quarter reflects an estimated annual effective tax rate of 40.0%, which is higher than the U.S. federal statutory tax rate primarily due to the impact of state income taxes and various items recognized as expenses that are not deductible for income tax purposes, partially offset by the impact of federal tax credits and incentives.

Six months ended June 30, 2015 compared to June 30, 2014
The following table presents changes in our operating results for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

	Six Months Ended June 30,
	2015	2014	Change	% Change
Revenues:
Fuel	$2,128,253	$3,247,818	$(1,119,565)	(34.5)%
Nonfuel	856,140	789,520	66,620	8.4%
Rent and royalties from franchisees	6,191	6,080	111	1.8%
Total revenues	2,990,584	4,043,418	(1,052,834)	(26.0)%

Cost of goods sold (excluding depreciation)
Fuel	1,919,579	3,056,378	(1,136,799)	(37.2)%
Nonfuel	386,712	360,383	26,329	7.3%
Total cost of goods sold (excluding depreciation)	2,306,291	3,416,761	(1,110,470)	(32.5)%

Operating expenses:
Site level operating expenses	427,918	403,097	24,821	6.2%
Selling, general & administrative expense	57,678	51,896	5,782	11.1%
Real estate rent	108,912	107,935	977	0.9%
Depreciation and amortization expense	35,641	31,925	3,716	11.6%
Total operating expenses	630,149	594,853	35,296	5.9%

Income from operations	54,144	31,804	22,340	70.2%
Acquisition costs	1,541	759	782	NM
Interest expense, net	11,419	8,204	3,215	39.2%
Loss on extinguishment of debt	10,502	—	10,502	NM

Income before income taxes and income from equity investees	30,682	22,841	7,841	34.3%
Provision for income taxes	13,001	9,949	3,052	30.7%
Income from equity investees	1,820	939	881	93.8%
Net income	$19,501	$13,831	$5,670	41.0%

The following table presents our same site operating results for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The table includes amounts for locations that were company operated during the entirety of each of the periods presented.

	Six Months Ended June 30,
	2015	2014	Change	% Change
Number of company operated locations	246	246	—

Fuel:
Fuel sales volume (gallons)	998,162	992,370	5,792	0.6%
Fuel revenues	$2,049,294	$3,187,114	$(1,137,820)	(35.7)%
Fuel gross margin	202,539	188,982	13,557	7.2%
Fuel gross margin per gallon	0.203	0.190	0.013	6.8%

Nonfuel:
Nonfuel revenues	$829,029	$784,346	$44,683	5.7%
Nonfuel gross margin	458,851	426,582	32,269	7.6%
Nonfuel gross margin percentage	55.3%	54.4%	90pts

Total gross margin	$661,390	$615,564	$45,826	7.4%

Site level operating expenses	$416,538	$400,666	$15,872	4.0%
Site level operating expenses as a percentage of nonfuel revenues	50.2%	51.1%	(90)pts

Site level gross margin in excess of site level operating expenses	$244,852	$214,898	$29,954	13.9%

Number of franchisee operated locations	30	30	—
Rent and royalty revenues	$6,146	$5,994	$152	2.5%
Revenues. Revenues for the six month period ended June 30, 2015, were $2,990,584, which represented a decrease from the six months ended June 30, 2014, of $1,052,834, or 26%, that primarily resulted from a decrease in fuel revenue that was partially offset by an increase in nonfuel revenue. Fuel revenues for the six months ended June 30, 2015, were $2,128,253, which represented a decrease from the six months ended June 30, 2014 of $1,119,565 or 34.5% that resulted primarily from significantly lower market prices for fuel in 2015. The table below shows the changes in fuel revenues between periods that resulted from price and volume changes:

	Gallons Sold	Fuel Revenues
Results for six months ended June 30, 2014	1,012,052	$3,247,818

Decrease due to petroleum products price changes		(1,161,751)
Increase due to same site volume changes	5,792	11,359
Increase due to locations opened	16,221	26,653
Increase in wholesale fuel sales volume	1,340	4,174
Net change from prior year period	23,353	(1,119,565)

Results for the six months ended June 30, 2015	1,035,405	$2,128,253

Fuel revenue for the 2015 period reflected decreases in market prices for fuel partially offset by increases in sales volume resulting from sites we acquired since January 1, 2014, as compared to the prior year period. On a same site basis, fuel sales volume increased by 5,792 gallons, or 0.6%, during the six months ended June 30, 2015, compared to the same period in 2014.
Nonfuel revenues for the six months ended June 30, 2015, were $856,140, an increase of $66,620, or 8.4%, compared to the same period in 2014 as a result of both increases on a same site basis and from the sites we acquired since January 1, 2014. On a same site basis, nonfuel revenues increased by $44,683, or 5.7%, during the six months ended June 30, 2015, compared to the same period in 2014, primarily due to favorable effects of certain of our marketing initiatives.
Cost of goods sold (excluding depreciation). Cost of goods sold for the six months ended June 30, 2015, was $2,306,291, a decrease of $1,110,470, or 32.5%, compared to the same period in 2014.
Fuel cost of goods sold for the six months ended June 30, 2015, was $1,919,579, a decrease of $1,136,799, or 37.2%, compared to the same period in 2014. The decrease in fuel cost of goods sold primarily resulted from the significantly lower market prices for fuel in 2015. Fuel gross margin for the six months ended June 30, 2015, was $208,674, compared to $191,440 during the comparable 2014 period. The fuel gross margin per gallon of $0.203 on a same site basis for the six months ended June 30, 2015, was $0.013 per gallon higher than for the same period of 2014. Higher fuel margin per gallon for the six months ended June 30, 2015 was primarily attributable to the sharp decline in fuel prices we experienced in the first months of 2015 and our continued focus on managing our fuel sales pricing to balance sales volume and profitability.
Nonfuel cost of goods sold for the six months ended June 30, 2015, was $386,712, an increase of $26,329, or 7.3%, compared to the same period in 2014. Nonfuel cost of goods sold increased primarily due to the same factors as described above for nonfuel revenues. Nonfuel gross margin for the six months ended June 30, 2015, was $469,428 compared to $429,137 during the same period of 2014. Nonfuel gross margin was 54.8% and 54.4% of nonfuel revenues during the second quarters of 2015 and 2014, respectively. The nonfuel gross margin percentage increased due to improved nonfuel gross margin at our sites acquired in 2011 through the second quarter of 2015 and as a result of a change in the mix of products and services sold. On a same site basis, the nonfuel gross margin percentage improved to 55.3% from 54.4%.
Site level operating expenses. Site level operating expenses for the six months ended June 30, 2015, were $427,918, an increase of $24,821, or 6.2%, compared to the same period in 2014. The increase in site level operating expenses was primarily due to the locations we acquired during 2014 and the first half of 2015.
On a same site basis, site level operating expenses increased by $15,872, or 4.0%, for the six months ended June 30, 2015, compared to the same period in 2014, primarily due to labor costs that increased as the level of nonfuel sales grew. Site level operating expenses as a percentage of nonfuel revenues on a same site basis for the six months ended June 30, 2015, were 50.2%, compared to 51.1% for the same period in 2014.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2015, were $57,678, compared to $51,896 during the same period of 2014, an increase of $5,782 or 11.1%. The increase in selling, general and administrative expenses primarily was attributable to increased personnel costs, which increased due to annual compensation increases and increased headcount in support of the growth of our business. These increases were partially offset by lower audit fees.
Real estate rent expense. Rent expense for the six months ended June 30, 2015, was $108,912, an increase of $977, or 0.9%, compared to the same period in 2014. Rent increased from improvements we sold to HPT since the second quarter of 2014 and the sale of 12 owned travel centers and certain assets at 10 properties currently leased from HPT in June of 2015. The increase in rent was partially offset by the purchase of five properties we previously leased from HPT and the one time adjustments in conjunction with the transactions with HPT, as noted above.
Income tax provision. Our provision for income taxes was $13,001 and $9,949 for the six month periods ended June 30, 2015 and 2014, respectively. The income tax provision for the first half of 2015 reflects an estimated annual effective tax rate of 40%, which is higher than the U.S. federal statutory tax rate primarily due to the impact of state income taxes and various items recognized as expenses that are not deductible for income tax purposes, partially offset by the impact of federal tax credits and incentives.

Liquidity and Capital Resources (dollars in thousands)
Our principal liquidity requirements are to meet our operating expense and financing costs and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are:

•	our cash balance;

•	our operating cash flow;

•	our revolving credit facility with a current maximum availability of $200,000, or our Credit Facility;

•	our sales to HPT, for an increase in our rent, of improvements we make to the sites we lease from HPT, as further described in Note 5 to our condensed consolidated financial statements;

•	our potential issuances of new debt and equity securities; and

•	our potential financing or selling of unencumbered real estate that we own.
We believe that the primary risks we currently face with respect to our operating cash flow are:

•	economic conditions in the United States and the trucking industry and the risk of a renewed economic slowdown or recession;

•	decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency and fuel conservation generally;

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

•
the negative impacts on our gross margins and working capital requirements of the potential return to the higher level of prices for petroleum products we experienced during the first half of 2014 and in prior years, as well as the volatility of those prices; and

•	the possible inability of acquired properties to generate the stabilized financial results we expect.

Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the level and volatility of fuel prices that have existed in the past several years. Our growth strategy of selectively acquiring additional properties and businesses requires us to expend substantial additional capital. In addition, our properties are high traffic areas with many large trucks and customers entering and exiting our properties daily, requiring us to expend capital to improve, repair and maintain our properties. Although we had a cash balance of $370,883 on June 30, 2015, and generated net income and net cash from operating activities in the first half of 2015, there can be no assurance that we will generate future profits or positive cash flows or that we will be able to obtain additional financing to fund and grow our business.
Liquidity Aspects of Transactions with HPT
In June 2015, we announced that we had entered a transaction agreement with HPT, pursuant to which we would enter a sale leaseback financing with HPT, that included: (i) selling and leasing back 14 travel centers we owned and the assets we owned at an additional 11 travel centers for $279,383, and (ii) acquiring from HPT for $45,042 five travel centers that we previously leased from HPT. Prior to June 30, 2015, we closed $227,877 of these sales and all $45,042 of these acquisitions. We expect the remaining $51,506 of sales to occur during the last six months of 2015. All proceeds from the sales transactions have been, or are expected to be, placed in so-called “exchange accounts” with a third party intermediary to facilitate the deferral of related income taxes on these transactions by acquiring other real estate, including the five travel centers we acquired for $45,042. Generally, any proceeds held by our third party intermediary must be invested in replacement real estate within 180 days after the receipt of said proceeds, which is what we currently expect, in order for the tax deferral to be effective.
As of June 30, 2015, we had entered agreements to acquire one travel center property and 105 gasoline stations/convenience store properties for an aggregate of $188,107 and since June 30, 2015, we entered into agreements to acquire an additional 18 gasoline stations/convenience stores for an aggregate of $46,000. The travel center and two of the gasoline stations/convenience stores were acquired in July 2015, for an aggregate of $7,707. We expect to complete the remainder of these acquisitions in the second half of 2015, with the remaining proceeds of the sale leaseback transactions referred to above, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change.

In addition, pursuant to the transaction agreement, HPT agreed to purchase from us, for our cost not to exceed $118,000, five travel centers we now have under development or construction upon their completion, not later than June 30, 2017.
Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity.  The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300,000. The Credit Facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Borrowings under the Credit Facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At June 30, 2015, a total of $127,585 was available to us for loans and letters of credit under the Credit Facility. At June 30, 2015, there were no loans outstanding under the Credit Facility but we had outstanding $42,150 of letters of credit issued under that facility, which reduce the amount available for borrowing under the Credit Facility, leaving $85,435 available for use.
Sources and Uses of Cash
Cash Flow from Operating Activities. During the six months ended June 30, 2015 and 2014, we had net cash inflows from operating activities of $100,250 and $63,559, respectively. The increase in operating cash inflows of $36,691 was primarily due to higher operating profit and lower working capital in the six months ended June 30, 2015.
Cash Flow from Investing Activities. During the six months ended June 30, 2015, we had cash inflows from investing activities of $91,998, an increase of $134,926 compared to a use of cash of $42,928 in the six months ended June 30, 2014. The increase was due to proceeds from the sale of assets to HPT for $267,933, partially offset by capital expenditures of $103,291 and cash invested for acquisitions of $72,644. During the six months ended June 30, 2015, we acquired two travel centers for $6,357 and 45 gasoline stations/convenience stores for $66,287. We also acquired one travel center property that we formerly managed for a third party for $5,314 and one vacant parcel of land for $3,477, on which we intend to build a new travel center. During the third quarter of 2015, to the date of this Quarterly Report, we completed the purchase of one travel center and two gasoline stations/convenience stores for an aggregate of $7,707. For further details about our transactions with HPT and our acquisitions, see Notes 3 and 5 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
We currently have agreements to acquire 121 gasoline stations/convenience stores for an aggregate of $226,400; we expect to complete these travel center acquisitions during the second half of 2015, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change. We currently intend to continue our efforts to selectively acquire additional properties and to otherwise expand our business.
Cash Flow from Financing Activities. During the six months ended June 30, 2015 and 2014, we used cash for financing activities of $45,596 and $896, respectively. The increase of $44,700 was primarily due to the repayment of a financing obligation for $45,042 for five properties we are no longer leasing from HPT, partially offset by cash proceeds of $491 from the sales of improvements at the sites that did not qualify for operating lease treatment.
Off Balance Sheet Arrangements
As of June 30, 2015, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt owed by Petro Travel Plaza Holdings LLC, or PTP, an entity in which we own a noncontrolling interest. Additional information regarding our relationship and transactions with PTP can be found in Note 5 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report and Notes 11 and 12 to the Notes to the Consolidated Financial Statements included in Item 15 of the Annual Report.

Related Party Transactions
We have relationships and historical and continuing transactions with HPT, RMR, AIC, and others related to them, including other companies to which RMR provides management services and which have directors, trustees and officers who are also directors or officers of us or RMR. For further information about these and other such relationships and related person transactions, please see Note 5 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, our Current Reports on Form 8-K filed with the SEC on June 5, 15, 22 and 25, 2015 and our other filings with the Securities and Exchange Commission, or SEC. In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these related person transactions and relationships. Our filings with the SEC are available at the SEC’s website at www.sec.gov. Copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.

We believe that our agreements with related persons are on commercially reasonable terms. We also believe that our relationships with such related persons and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business. We may engage in additional transactions with related persons, including HPT and businesses to which RMR or its affiliates provide management services.

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
Item 4.  Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE STATEMENTS THAT:

•
OUR FUEL GROSS MARGIN REALIZED INCREASED IN THE SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE COMPARABLE PERIOD IN 2014. AN IMPLICATION OF THIS STATEMENT MAY BE THAT OUR FUEL MARGIN WILL CONTINUE TO INCREASE.  HOWEVER, OUR FUEL GROSS MARGIN DECREASED IN THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE COMPARABLE PERIOD IN 2014 AND MAY CONTINUE TO DECREASE. THE DRAMATIC DECLINES IN FUEL COMMODITY PRICING EXPERIENCED DURING THE SECOND HALF OF 2014 AND FIRST HALF OF 2015 HAVE RECENTLY STOPPED AND, IN THESE CIRCUMSTANCES, OUR GROSS FUEL MARGIN MAY CONTINUE TO DECLINE. ALSO, IF THE MARKET PRICING OF FUEL PRODUCTS GENERALLY INCREASES, OUR GROSS FUEL MARGIN MAY DECLINE. IF OUR GROSS FUEL MARGIN DECLINE FURTHER OUR PROFITS WILL DECLINE OR WE MAY EXPERIENCE LOSSES;

•
OUR OPERATING RESULTS REFLECT AN INCREASE IN THE VOLUME OF FUEL SALES. THIS MAY IMPLY THAT OUR FUEL SALES VOLUME WILL CONTINUE IMPROVING AND THAT OUR FUEL MARGIN WILL IMPROVE. HOWEVER, FUEL PRICES HAVE HISTORICALLY BEEN VOLATILE. CUSTOMER DEMAND, FUEL CONSERVATION MEASURES AND COMPETITIVE CONDITIONS AMONG OTHER FACTORS, SIGNIFICANTLY IMPACT OUR FUEL SALES VOLUME AND FUEL MARGINS AND MANY OF THESE FACTORS ARE OUTSIDE OUR CONTROL. OUR FUEL SALES VOLUME AND FUEL MARGINS MAY DECLINE FROM OUR RECENT LEVELS;

•
OUR OPERATING RESULTS REFLECT INCREASES IN NONFUEL SALES AND MARGINS, INCLUDING ON A SAME SITE BASIS. THIS MAY IMPLY THAT OUR NONFUEL SALES AND MARGINS WILL CONTINUE TO IMPROVE. HOWEVER, OUR COSTS FOR OUR NONFUEL PRODUCTS MAY INCREASE IN THE FUTURE BECAUSE OF INFLATION OR OTHER REASONS. IF WE ARE NOT ABLE TO PASS ANY INCREASED NONFUEL COSTS TO OUR CUSTOMERS, IF OUR NONFUEL SALES VOLUMES DECLINE OR IF OUR NONFUEL SALES MIX CHANGES IN A MANNER THAT NEGATIVELY IMPACTS OURS NONFUEL MARGINS, OUR NONFUEL SALES AND MARGINS MAY DECLINE;

•
WE HAVE INVESTED OR EXPECT TO INVEST TO ACQUIRE AND IMPROVE OUR TRAVEL CENTERS AND GASOLINE STATIONS/CONVENIENCE STORES. WE EXPECT OUR PROPERTIES WILL PRODUCE STABILIZED FINANCIAL RESULTS SOMETIME AFTER WE MAKE THESE INVESTMENTS. THESE STATEMENTS MAY IMPLY THAT OUR EXPECTED STABILIZATION AT OUR ACQUIRED SITES IN FACT WILL BE REALIZED AND WILL RESULT IN INCREASES IN OUR OPERATING INCOME AND NET INCOME IN THE FUTURE. HOWEVER, MANY OF THE LOCATIONS WE HAVE ACQUIRED PRODUCED OPERATING RESULTS THAT CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS THE LEVEL OF DEMAND FOR OUR GOODS AND SERVICES ARISING FROM THE U.S. ECONOMY.  ALSO, OUR FUTURE OPERATING INCOME AND NET INCOME WILL DEPEND UPON MANY FACTORS IN ADDITION TO THE RESULTS REALIZED FROM OUR ACQUIRED SITES; ACCORDINGLY, OUR FUTURE OPERATING INCOME AND NET INCOME MAY NOT INCREASE BUT INSTEAD MAY DECLINE OR WE MAY EXPERIENCE LOSSES;

•
WE HAVE MADE ACQUISITIONS, HAVE AGREED TO MAKE ADDITIONAL ACQUISITIONS AND INTEND TO BUILD NEW TRAVEL CENTERS ON LAND THAT WE OWN. IMPLICATIONS OF THESE STATEMENTS MAY BE THAT THESE ACQUISITIONS AND DEVELOPMENT PROJECTS WILL BE COMPLETED AND THAT THEY WILL IMPROVE OUR FUTURE PROFITABILITY. HOWEVER, OUR ACQUISITIONS ARE SUBJECT TO CONDITIONS AND MAY NOT BE COMPLETED OR MAY BE DELAYED OR THEIR COSTS AND OTHER TERMS MAY CHANGE. THERE ARE MANY FACTORS THAT MAY RESULT IN US NOT BEING ABLE TO ACQUIRE, RENOVATE AND DEVELOP ADDITIONAL LOCATIONS AT PRICES OR COSTS THAT YIELD SUFFICIENT RETURNS, INCLUDING COMPETITION FOR SUCH ACQUISITIONS FROM OTHER BUYERS, OUR INABILITY TO NEGOTIATE ACCEPTABLE PURCHASE TERMS AND THE POSSIBILITY THAT WE NEED TO USE OUR AVAILABLE FUNDS FOR OTHER PURPOSES. WE MAY DETERMINE TO DELAY OR NOT TO PROCEED WITH THE DEVELOPMENT PROJECTS. ALTHOUGH WE HAVE AGREEMENTS WITH HPT TO PURCHASE AND LONG TERM LEASE THE DEVELOPMENT PROPERTIES, HPT'S PURCHASES ARE SUBJECT TO CONDITIONS AND THOSE CONDITIONS MAY NOT BE SATISFIED. ALSO, OUR DEVELOPMENT COSTS COULD EXCEED THE MAXIMUM AMOUNT HPT HAS AGREED TO FUND. MOREOVER, MANAGING AND INTEGRATING ACQUIRED LOCATIONS AND DEVELOPMENT PROJECTS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED AND IT WILL INVOLVE RISKS OF FINANCIAL LOSSES. WE MAY NOT OPERATE OUR ACQUIRED OR NEWLY DEVELOPED LOCATIONS AS PROFITABLY AS WE NOW EXPECT;

•
OUR GROWTH STRATEGY TO ACQUIRE ADDITIONAL LOCATIONS AND BUSINESSES AND TO OTHERWISE GROW OUR BUSINESS MAY IMPLY THAT WE WILL BE ABLE TO IDENTIFY AND COMPLETE ADDITIONAL ACQUISITIONS, THAT WE WILL BE ABLE TO OTHERWISE GROW OUR BUSINESS AND THAT ANY ACQUISITIONS OR GROWTH INITIATIVES WE MAY MAKE OR PURSUE WILL IMPROVE OUR PROFITABILITY. HOWEVER, WE MAY NOT SUCCEED IN IDENTIFYING OR ACQUIRING OTHER PROPERTIES AND BUSINESSES OR OTHERWISE GROWING OUR BUSINESS, AND ACQUISITIONS WE MAY MAKE AND OTHER GROWTH INITIATIVES WE MAY PURSUE MAY NOT IMPROVE OUR PROFITABILITY;

•
WE HAVE ENTERED AGREEMENTS TO PURCHASE 121 GASOLINE STATIONS/CONVENIENCE STORES. THESE ACQUISITIONS ARE SUBJECT TO CLOSING CONDITIONS. THESE CONDITIONS MAY NOT BE MET AND THESE TRANSACTIONS MAY NOT OCCUR, MAY BE DELAYED OR THESE TERMS MAY CHANGE;

•
WE CURRENTLY PLAN TO INVEST TO RENOVATE PROPERTIES ACQUIRED SINCE THE BEGINNING OF 2013 AND WE HAVE ENTERED AGREEMENTS TO ACQUIRE ADDITIONAL TRAVEL CENTERS AND GASOLINE STATIONS/CONVENIENCE STORES. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT WE HAVE SUFFICIENT CAPITAL TO MAKE THE CAPITAL INVESTMENTS WE HAVE IDENTIFIED AS WELL AS OTHERS THAT WE HAVE NOT YET IDENTIFIED. HOWEVER, THERE CAN BE NO ASSURANCE THAT WE WILL HAVE SUFFICIENT FUNDING FOR FUTURE CAPITAL INVESTMENTS OR ACQUISITIONS. OUR BUSINESS REQUIRES REGULAR AND SUBSTANTIAL CAPITAL INVESTMENT IN OUR LOCATIONS. THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT.  SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND THE PROCEEDS FROM OUR SALES OF IMPROVEMENTS, IF ANY, TO HPT MAY BE LESS THAN ANTICIPATED. CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO COMPLETE IN THE FUTURE, AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, DEMANDS OF OUR CUSTOMERS OR FOR OTHER REASONS, MAY ARISE AND CAUSE US TO SPEND MORE OR LESS THAN CURRENTLY ANTICIPATED. SOME CAPITAL PROJECTS TAKE MORE TIME TO COMPLETE THAN ANTICIPATED. AS A RESULT OF MARKET CONDITIONS OR OTHER CONSIDERATIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE. ALSO, WE MAY BE UNABLE TO ACCESS REASONABLY PRICED CAPITAL TO FUND REQUIRED INVESTMENTS;

•
WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200 MILLION.  HOWEVER, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORIES THAT VARY IN AMOUNT FROM TIME TO TIME.  ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200 MILLION. THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION.  HOWEVER, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR, IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY NEED OR WANT TO DO SO;

•
UNDER OUR RECENT AGREEMENTS WITH HPT, (1) WE AGREED TO SELL TO, AND LEASE BACK FROM, HPT ADDITIONAL TRAVEL CENTERS AND CERTAIN ASSETS AND (2) WE AGREED TO SELL TO HPT FIVE FULL SERVICE TRAVEL CENTERS FOR DEVELOPMENT AND LAND COSTS, ESTIMATED TO BE UP TO $118 MILLION. OUR AND HPT'S OBLIGATIONS UNDER THESE AGREEMENTS ARE SEPARATE CONTRACTUAL OBLIGATIONS THAT ARE SUBJECT TO VARIOUS TERMS AND CONDITIONS TYPICAL OF LARGE, COMPLEX REAL ESTATE TRANSACTIONS. SOME OF THESE TERMS AND CONDITIONS MAY NOT BE SATISFIED AND, AS A RESULT, SOME OF THESE TRANSACTIONS MAY BE DELAYED, MAY NOT OCCUR OR THE TERMS MAY CHANGE;

•
THE TERMS OF OUR RECENT AGREEMENTS WITH HPT WERE NEGOTIATED AND APPROVED BY SPECIAL COMMITTEES OF OUR INDEPENDENT DIRECTORS AND OF HPT’S INDEPENDENT TRUSTEES, NONE OF WHOM ARE DIRECTORS OR TRUSTEES OF THE OTHER COMPANY, AND EACH SPECIAL COMMITTEE WAS REPRESENTED BY SEPARATE COUNSEL. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT THESE AGREEMENTS ARE EQUIVALENT TO “ARM’S LENGTH” AGREEMENTS BETWEEN UNRELATED PARTIES. WE AND HPT ARE AFFILIATED FOR A NUMBER OF REASONS, INCLUDING BECAUSE HPT IS OUR LARGEST SHAREHOLDER, BECAUSE WE AND HPT HAVE A COMMON BOARD MEMBER, AND BECAUSE BOTH WE AND HPT ENGAGE THE SAME MANAGEMENT COMPANY. ALSO, AN AGREEMENT ENTERED BETWEEN HPT AND US AT THE TIME WE WERE SPUN OUT TO HPT SHAREHOLDERS AND WE BECAME A SEPARATE PUBLIC COMPANY GRANTS HPT CERTAIN RIGHTS OF FIRST REFUSAL REGARDING OUR REAL ESTATE TRANSACTIONS. ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE THAT THE AGREEMENTS BETWEEN US AND HPT ARE EQUIVALENT TO “ARM’S LENGTH” TRANSACTIONS;

•
WE MAY FINANCE OR SELL UNENCUMBERED REAL ESTATE THAT WE OWN.  HOWEVER, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR CASH LIQUIDITY; AND

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING HPT, RMR, AIC, AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

•
THE TREND TOWARDS IMPROVED FUEL EFFICIENCY OF MOTOR VEHICLE ENGINES AND OTHER FUEL CONSERVATION PRACTICES EMPLOYED BY OUR CUSTOMERS MAY CONTINUE TO REDUCE THE DEMAND FOR FUEL AND MAY ADVERSELY AFFECT OUR BUSINESS;

•	COMPETITION WITHIN THE TRAVEL CENTER AND CONVENIENCE STORE INDUSTRIES MAY ADVERSELY IMPACT OUR FINANCIAL RESULTS;

•
FUTURE INCREASES IN FUEL PRICES MAY REDUCE THE DEMAND FOR THE PRODUCTS AND SERVICES THAT WE SELL BECAUSE HIGH FUEL PRICES MAY ENCOURAGE FUEL CONSERVATION, DIRECT FREIGHT BUSINESS AWAY FROM TRUCKING OR OTHERWISE ADVERSELY AFFECT THE BUSINESS OF OUR CUSTOMERS;

•
FUTURE COMMODITY FUEL PRICE INCREASES, FUEL PRICE VOLATILITY OR OTHER FACTORS MAY CAUSE US TO NEED MORE WORKING CAPITAL TO MAINTAIN OUR INVENTORIES AND CARRY OUR ACCOUNTS RECEIVABLE THAN WE NOW EXPECT;

•
OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO MAINTAIN THE CURRENT CREDIT TERMS FOR OUR PURCHASES. IF WE ARE UNABLE TO PURCHASE GOODS ON REASONABLE CREDIT TERMS, OUR REQUIRED WORKING CAPITAL MAY INCREASE AND WE MAY INCUR MATERIAL LOSSES. ALSO, IN TIMES OF RISING FUEL AND NONFUEL PRICES, OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO INCREASE THE CREDIT AMOUNTS THEY EXTEND TO US, WHICH MAY INCREASE OUR WORKING CAPITAL REQUIREMENTS.  THE AVAILABILITY AND THE TERMS OF ANY CREDIT WE MAY BE ABLE TO OBTAIN ARE UNCERTAIN;

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

•
COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX RATES, ENVIRONMENTAL REGULATIONS AND SIMILAR MATTERS MAY INCREASE OUR OPERATING COSTS AND REDUCE OR ELIMINATE OUR PROFIT;

•
WE ARE ROUTINELY INVOLVED IN LITIGATION. DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN HAVE UNANTICIPATED RESULTS.  LITIGATION IS USUALLY EXPENSIVE AND CAN BE DISTRACTING TO MANAGEMENT. WE CAN PROVIDE NO ASSURANCE AS TO THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE OR MAY BECOME INVOLVED;

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

RESULTS THAT DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY ALSO BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS, AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT, INCLUDING UNDER “WARNING CONCERNING FORWARD LOOKING STATEMENTS” AND “ITEM 1A. RISK FACTORS,” AND ELSEWHERE IN THIS QUARTERLY REPORT.
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

Exhibit 10.1
Amended and Restated Business Management and Shared Services Agreement, dated as of March 12, 2015, by and between TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 13, 2015)

Exhibit 10.2
Transaction Agreement by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Leasing LLC, and TA Operating LLC dated June 1, 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2015).

Exhibit 10.3
Amended and Restated Lease No. 1, dated June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 12, 2015)

Exhibit 10.4
Amended and Restated Lease No. 2, dated June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 12, 2015)

Exhibit 10.5
Amended and Restated Lease No. 3, dated June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed June 12, 2015)

Exhibit 10.6
Amended and Restated Lease No. 4, dated June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed June 12, 2015)

Exhibit 10.7
Guaranty Agreement, dated June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed June 12, 2015)

Exhibit 10.8
Guaranty Agreement, dated June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed June 12, 2015)

Exhibit 10.9
Guaranty Agreement, dated June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed June 12, 2015)

Exhibit 10.10
Guaranty Agreement, dated June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed June 12, 2015)

Exhibit 10.11
Amendment to Lease Agreement, dated June 9, 2015, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed June 12, 2015)

Exhibit 10.12
Property Exchange Agreement, dated June 9, 2015, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, the Registrant and TA Operating LCC (Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed June 12, 2015)

Exhibit 10.13
First Amendment to Amended and Restated Lease Agreement No. 2, dated June 16, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2015)

Exhibit 10.14
First Amendment to Amended and Restated Lease Agreement No. 4, dated June 16, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 22, 2015)

Exhibit 10.15	Sales Agreement, dated June 16, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed June 22, 2015)

Exhibit 10.16	Sales Agreement, dated June 16, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed June 22, 2015)

Exhibit 10.17
Second Amendment to Amended and Restated Lease Agreement No. 2, dated June 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 24, 2015)

Exhibit 10.18
Second Amendment to Amended and Restated Lease Agreement No. 4, dated June 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 24, 2015)

Exhibit 10.19	Sales Agreement, dated June 23, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed June 24, 2015)

Exhibit 10.20	Sales Agreement, dated June 23, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed June 24, 2015)

Exhibit 10.21	Form of Development Property Agreement between an HPT entity and TA Operating LLC (Incorporated by reference to Exhibit B-3 to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2015)

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 99.1	FedEx Pricing Agreement (filed herewith)

Exhibit 101.1
The following materials from TravelCenters of America LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.  (filed herewith)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

		By:	/s/ Andrew J. Rebholz
Date:	August 6, 2015		Name:	Andrew J. Rebholz
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)