Form 10-Q
period 2015-09-30
TRAVELCENTERS OF AMERICA LLC
filed 2015-11-09
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of Common Shares outstanding at November 6, 2015: 38,397,018 common shares.

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information
Item 1.  Financial Statements
TravelCenters of America LLC
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$228,625	$224,275
Accounts receivable (less allowance for doubtful accounts of $1,143 and $1,312 as of September 30, 2015, and December 31, 2014, respectively)	115,430	96,478
Inventories	185,436	172,750
Other current assets	69,702	69,029
Total current assets	599,193	562,532

Property and equipment, net	904,860	765,828
Goodwill and intangible assets, net	80,570	54,550
Other noncurrent assets	43,724	42,264
Total assets	$1,628,347	$1,425,174

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$147,315	$123,084
Current HPT Lease liabilities	36,171	31,637
Other current liabilities	178,106	112,417
Total current liabilities	361,592	267,138

Long term debt	230,000	230,000
Noncurrent HPT Lease liabilities	389,568	332,934
Other noncurrent liabilities	96,253	76,492
Total liabilities	1,077,413	906,564

Shareholders’ equity:
Common shares, no par value, 39,158,666 shares authorized as of September 30, 2015 and December 31, 2014, 38,397,858 shares issued and outstanding as of September 30, 2015, and 38,425,886 shares issued and 38,336,358 shares outstanding as of December 31, 2014	682,182	679,482
Accumulated other comprehensive (loss) income	(196)	435
Accumulated deficit	(131,052)	(160,379)
Treasury shares, 89,528 shares as of December 31, 2014	—	(928)
Total shareholders’ equity	550,934	518,610
Total liabilities and shareholders’ equity	$1,628,347	$1,425,174
The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2015	2014
Revenues:
Fuel	$1,031,146	$1,575,763
Nonfuel	474,646	430,272
Rent and royalties from franchisees	3,201	3,182
Total revenues	1,508,993	2,009,217

Cost of goods sold (excluding depreciation):
Fuel	928,596	1,477,411
Nonfuel	221,917	199,670
Total cost of goods sold	1,150,513	1,677,081

Operating expenses:
Site level operating	229,215	208,908
Selling, general and administrative	29,760	26,927
Real estate rent	60,616	54,360
Depreciation and amortization	17,445	16,617
Total operating expenses	337,036	306,812

Income from operations	21,444	25,324

Acquisition costs	1,755	176
Interest expense, net	5,042	3,982
Income from equity investees	1,336	1,072
Income before income taxes	15,983	22,238
Provision for income taxes	6,157	9,442
Net income	$9,826	$12,796

Other comprehensive loss, net of tax:
Foreign currency loss, net of taxes of $131 and $112, respectively	$(240)	$(225)
Equity interest in investee’s unrealized loss on investments	(72)	(33)
Other comprehensive loss	(312)	(258)

Comprehensive income	$9,514	$12,538

Net income per common share:
Basic and diluted	$0.26	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Nine Months Ended September 30,
	2015	2014
Revenues:
Fuel	$3,159,399	$4,823,581
Nonfuel	1,330,786	1,219,792
Rent and royalties from franchisees	9,392	9,262
Total revenues	4,499,577	6,052,635

Cost of goods sold (excluding depreciation):
Fuel	2,848,175	4,533,789
Nonfuel	608,629	560,053
Total cost of goods sold	3,456,804	5,093,842

Operating expenses:
Site level operating	657,133	612,005
Selling, general and administrative	87,438	78,823
Real estate rent	169,528	162,295
Depreciation and amortization	53,086	48,542
Total operating expenses	967,185	901,665

Income from operations	75,588	57,128

Acquisition costs	3,296	935
Interest expense, net	16,461	12,186
Income from equity investees	3,156	2,011
Loss on extinguishment of debt	10,502	—
Income before income taxes	48,485	46,018
Provision for income taxes	19,158	19,391
Net income	$29,327	$26,627

Other comprehensive loss, net of tax:
Foreign currency loss, net of taxes of $287 and $120, respectively	$(540)	$(247)
Equity interest in investee’s unrealized (loss) gain on investments	(91)	7
Other comprehensive loss	(631)	(240)

Comprehensive income	$28,696	$26,387

Net income per common share:
Basic and diluted	$0.76	$0.71
The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$29,327	$26,627
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash rent expense	(11,835)	(6,742)
Depreciation and amortization expense	53,086	48,542
Deferred income tax provision	531	7,852
Loss on extinguishment of debt	10,502	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(18,968)	(31,574)
Inventories	1,651	19,026
Other assets	(702)	2,305
Accounts payable and other liabilities	75,323	55,218
Other, net	1,746	1,562
Net cash provided by operating activities	140,661	122,816

Cash flows from investing activities:
Proceeds from asset sales	348,498	41,268
Capital expenditures	(170,284)	(95,435)
Acquisitions of businesses, net of cash acquired	(269,309)	(25,617)
Investment in equity investee	—	(825)
Net cash used in investing activities	(91,095)	(80,609)

Cash flows from financing activities:
Proceeds from sale leaseback transactions with HPT	1,190	835
Sale leaseback financing obligation payments	(46,174)	(1,778)
Other, net	(150)	(14)
Net cash used in financing activities	(45,134)	(957)

Effect of exchange rate changes on cash	(82)	(7)

Net increase in cash and cash equivalents	4,350	41,243

Cash and cash equivalents at the beginning of the period	224,275	85,657
Cash and cash equivalents at the end of the period	$228,625	$126,900

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$16,430	$11,948
Income taxes paid (net of refunds)	$1,519	$680
The accompanying notes are an integral part of these condensed consolidated financial statements.

TravelCenters of America LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

1.	Basis of Presentation, Business Description and Organization
TravelCenters of America LLC, which we refer to as the Company or we, us and our, operates and franchises travel centers under the “TravelCenters of America” and “TA” brand names, or the TA brand, and the “Petro Stopping Centers” and “Petro” brand names, or the Petro brand, primarily along the United States, or U.S., interstate highway system. Our travel center customers include trucking fleets and their drivers, independent truck drivers and motorists. Our travel centers include, on average, approximately 25 acres of land and typically offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, travel and convenience stores and various other driver amenities. We also operate convenience stores with retail gasoline stations, primarily under the “Minit Mart” brand name, that generally serve motorists. Our convenience stores typically offer customers gasoline as well as nonfuel products and services such as coffee, groceries and other convenience items, some fresh food offerings, and QSRs. Additionally, we collect rents, royalties and other fees from our travel center franchisees.
At September 30, 2015, our business included 253 travel centers in 43 states in the U.S. and the province of Ontario, Canada. Our travel centers included 177 operated under the TA brand and 76 operated under the Petro brand. Of our 253 travel centers at September 30, 2015, we owned 32, we leased 194, including 192 that we leased from Hospitality Properties Trust, or HPT, we operated two for a joint venture in which we own a noncontrolling interest and our franchisees owned or leased 25.
At September 30, 2015, our business also included 184 convenience stores in 11 states, primarily Illinois, Kentucky, Minnesota and Missouri. Of our 184 convenience stores at September 30, 2015, we owned 154 and we leased 28, including one that we leased from HPT, and we operated two for a joint venture in which we own a noncontrolling interest.
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
Debt Issuance
On October 5, 2015, we issued in an underwritten public offering $100,000 aggregate principal amount of our 8.00% Senior Notes due on October 15, 2030, or the 2030 8.00% Senior Notes, which are senior unsecured obligations. Our net proceeds from this issuance were approximately $95,500 after underwriters’ discount and commission and other costs of the offering. The 2030 8.00% Senior Notes bear interest at 8.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on January 15, 2016, and no principal payments are required prior to October 15, 2030. We may, at our option, at any time on or after October 15, 2018, redeem some or all of the 2030 8.00% Senior Notes by paying 100% of the principal amount to be redeemed plus accrued and unpaid interest, if any, to, but not including, the redemption date.

TravelCenters of America LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

Fair Value Measurement
Previously Traded Senior Notes
We refer to our $110,000 of 8.25% Senior Notes due 2028 and our $120,000 of 8.00% Senior Notes due 2029 collectively as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 1 input), the aggregate fair value of these two series of our Senior Notes on September 30, 2015, was $231,292.
Goodwill Impairment Assessment
Goodwill is tested for impairment annually as of July 31 at the reporting unit level, which is equivalent to our one operating segment. Impairment testing for 2015 was performed using a quantitative analysis under which the fair value of our goodwill was estimated using a discounted cash flow model, also known as an income approach, and a market approach. The discounted cash flow model considered forecasted cash flows discounted at an estimated weighted average cost of capital. The forecasted cash flows were based on our long-term operating plan and a terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The weighted average cost of capital is an estimate of the overall after tax rate of return required by equity and debt market holders of a business enterprise. The market approach considered comparable publicly traded guideline companies business value. For each comparable publicly traded guideline company value indicators, or pricing multiples, are considered to estimate the value of our business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows of the respective operating segment.
We concluded based on a quantitative analysis that as of July 31, 2015, the fair value of our goodwill substantially exceeds the carrying amount.
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2015-3, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a reduction of the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective application. The adoption of this update will cause reclassification of debt issuance costs from assets to a reduction of liabilities in our consolidated balance sheets. At September 30, 2015, our assets included unamortized debt issuance costs of $10,393.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income, as reported	$9,826	$12,796	$29,327	$26,627
Less: net income attributable to participating securities	494	624	1,477	1,301
Net income available to common shareholders	9,332	12,172	27,850	25,326
Weighted average common shares(1)	36,466,869	35,832,021	36,434,673	35,802,607
Basic and diluted net income per share	$0.26	$0.34	$0.76	$0.71

(1)
Excludes unvested shares granted under our share award plan, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shares. The weighted average number of unvested shares outstanding for the three months ended September 30, 2015 and 2014, was 1,931,502 and 1,837,191, respectively. The weighted average number of unvested shares outstanding for the nine months ended September 30, 2015 and 2014, was 1,932,714 and 1,839,500, respectively.

3.	Acquisitions
During the nine months ended September 30, 2015, we acquired three travel centers and 150 convenience stores and we accounted for these transactions as business combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. We have included the results of these acquisitions in our condensed consolidated financial statements from the dates we acquired them. The pro forma impact of these acquisitions, including the results of operations of the acquired travel centers and convenience stores from the beginning of the periods presented, is not material to our condensed consolidated financial statements. Additionally, we acquired one travel center property that we formerly managed for a third party for $5,314 and one vacant parcel of land for $3,477, and we accounted for these transactions as asset purchases.
The following table summarizes the amounts assigned, based on their fair values, to the assets we acquired and liabilities we assumed in the business combinations described above. We expect that all of the goodwill acquired to date will be deductible for tax purposes.

Inventories	$14,412
Property and equipment	235,428
Goodwill and intangibles	26,687
Other liabilities	(7,218)
Total purchase price	$269,309
As of September 30, 2015, we had entered agreements to acquire 44 convenience store properties for an aggregate purchase price of $83,450. Eight of these convenience stores were acquired in October 2015 for an aggregate purchase price of $23,000. We expect to complete the remainder of these acquisitions by the end of the first quarter of 2016, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change.
During the three months ended September 30, 2015 and 2014, and nine months ended September 30, 2015 and 2014, we incurred acquisition related costs totaling $1,755, $176, $3,296 and $935, respectively, for legal, due diligence and related activities associated with acquisitions considered or completed.

TravelCenters of America LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

4.	Equity
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) at September 30, 2015, consisted of the following:

	Foreign currency translation adjustment	Equity interest in investee’s unrealized gain (loss) on investments	Accumulated other comprehensive income (loss)
Balance at December 31, 2014	$385	$50	$435

Foreign currency loss, net of tax of $287	(540)		(540)
Equity interest in investee’s unrealized loss on investments		(91)	(91)
Other comprehensive loss, net of tax	(540)	(91)	(631)

Balance at September 30, 2015	$(155)	$(41)	$(196)
Retirement of Treasury Shares
On September 30, 2015, we retired 89,528 treasury shares, no par value, with a carrying value of $928 that reduced common shares.

5.	Related Party Transactions
We have relationships and historical and continuing transactions with HPT, The RMR Group LLC (formerly known as Reit Management & Research LLC), or RMR, and others related to them. We also have relationships and historical and continuing transactions with other companies to which RMR provides management services and which have directors, trustees and officers who are also directors or officers of us or RMR. For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report and our Current Reports on Form 8-K filed with the Securities Exchange Commission on June 5, 15, 22 and 25, 2015 and September 24, 2015.
Relationship with HPT
As of September 30, 2015, HPT owned 3,420,000 of our common shares, representing approximately 8.9% of outstanding common shares. HPT is our largest shareholder.
On June 1, 2015, we entered a transaction agreement, or the Transaction Agreement, with HPT, pursuant to which, among other things (i) we and HPT agreed to expand and subdivide the lease pursuant to which we then leased 144 properties from HPT, or the Prior TA Lease, into four amended and restated leases, or the New TA Leases, (ii) we sold to HPT, for an aggregate of $279,383, 14 travel centers and certain assets we owned at 11 properties we lease from HPT and we leased back these properties and assets from HPT under the New TA Leases, (iii) we purchased from HPT, for an aggregate of $45,042, five travel centers that we then leased from HPT under the Prior TA Lease, and (iv) we agreed to sell to HPT five travel centers upon the completion of their development at a purchase price equal to their development costs, including the cost of the land, which costs are estimated to be not more than $118,000 in the aggregate, and we agreed to lease back these development properties from HPT under the New TA Leases. The terms of the Transaction Agreement were approved by special committees of our Independent Directors and HPT’s independent trustees, none of whom are directors or trustees of the other company. Each special committee was represented by separate counsel.

TravelCenters of America LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

As of September 30, 2015, we completed the following transactions pursuant to the Transaction Agreement:

•
We entered into four New TA Leases with HPT, or New Lease 1, New Lease 2, New Lease 3 and New Lease 4 which expire in 2029, 2028, 2026 and 2030, respectively. Each New TA Lease grants us two renewal options of 15 years each. Percentage rent for 2014 under the Prior TA Lease, which totaled $2,902, was incorporated into the minimum annual rent under the New TA Leases, and 2015 became the percentage rent base year for the New TA Leases. Beginning in 2016, percentage rent will be 3.0% of the excess of gross nonfuel revenues for any particular year over the percentage rent base year amount. Our deferred rent obligation of $107,085, which was due December 31, 2022, was allocated among the New TA Leases and the due dates were extended to the end of the initial term of each respective New TA Lease.

•
We sold to HPT, for $279,383, 14 travel centers we owned and certain assets we owned at 11 properties we lease from HPT. We leased back these properties and assets from HPT under the New TA Leases. Our minimum annual rent increased by $24,027 as a result of the completion of our sale and lease back of these properties and assets. These sales generated an aggregate gain of $133,668, which was deferred and will be amortized as a reduction of our rent expense over the terms of the New TA Leases.

•
We purchased from HPT, for $45,042, five travel centers that we previously leased from HPT and subleased to franchisees. The lease of these properties had been accounted for as a financing, with the related assets recognized in our consolidated balance sheets. The purchase prices paid for the properties exceeded the unamortized balance of the sale leaseback financing obligation, resulting in our recognition of a loss on extinguishment of debt of $10,502. Our minimum annual rent payment decreased by $3,874 as a result of the completion of our purchase of these properties.

•
We and HPT entered into an amendment to our Petro Lease, pursuant to which we lease 40 Petro travel centers from HPT. Among other things, this amendment eliminated percentage rent payable on fuel revenues, which in 2014 was nominal, and was not paid to HPT because HPT previously had waived payment of the first $2,500 of percentage rent due under the Petro Lease.

As of September 30, 2015, we leased from HPT a total of 153 properties under the New TA Leases and 40 properties under the Petro Lease, which we collectively refer to as the HPT Leases. As of September 30, 2015, the number of properties leased, the term, the minimum annual rent and deferred rent balances under our HPT Leases were as follows:

	Number of Sites	Initial Term End	Minimum Annual Rent as of September 30, 2015	Deferred Rent
New TA Lease 1	39	December 31, 2029	$48,295	$27,421
New TA Lease 2	38	December 31, 2028	46,765	29,107
New TA Lease 3	38	December 31, 2026	49,613	29,324
New TA Lease 4	38	December 31, 2030	44,194	21,233
Petro Lease	40	June 30, 2024	62,949	42,915
	193		$251,816	$150,000

TravelCenters of America LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

Pro Forma Impact
The following unaudited pro forma information includes adjustments related to the amendment to our leases with HPT, the purchase of assets and our sale and lease back of assets completed as of September 30, 2015, in connection with our Transaction Agreement with HPT. The pro forma adjustments assume that these transactions occurred on January 1, 2015.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net Income	$9,645	$33,768
Basic and diluted earnings per share	$0.25	$0.89
The historical consolidated financial information has been adjusted in the pro forma information to give effect to pro forma events that are: (1) directly attributable to the transactions with HPT; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The $10,502 loss on extinguishment of debt recognized in June 2015, as noted above, is not reflected in the pro forma information above because it is non-recurring.
The following table summarizes the various amounts related to the HPT Leases and other leases that are reflected in real estate rent expense in our condensed consolidated statements of income and comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash payments for rent under the HPT Leases	$62,445	$55,771	$178,818	$166,520
Change in accrued estimated percentage rent	(878)	72	(1,275)	670
Adjustments to recognize expense on a straight line basis	(52)	(332)	(4,639)	(1,232)
Less sale leaseback financing obligation amortization	(64)	(595)	(1,132)	(1,778)
Less portion of rent payments recognized as interest expense	(446)	(1,471)	(2,866)	(4,412)
Less deferred tenant improvements allowance amortization	(942)	(1,692)	(4,077)	(5,077)
Amortization of deferred gain on sale leaseback transactions	(2,053)	(96)	(2,871)	(289)
Rent expense related to HPT Leases	58,010	51,657	161,958	154,402
Rent paid to others(1)	2,693	2,774	7,858	8,088
Adjustments to recognize expense on a straight line basis for other leases	(87)	(71)	(288)	(195)
Total real estate rent expense	$60,616	$54,360	$169,528	$162,295

(1) Includes rent paid directly to HPT’s landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.

TravelCenters of America LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

The following table summarizes the various amounts related to the HPT Leases that are included in our condensed consolidated balance sheets.

	September 30, 2015	December 31, 2014
Current HPT Leases liabilities:
Accrued rent	$20,509	$19,407
Sale leaseback financing obligation(1)	196	2,547
Straight line rent accrual(2)	2,458	2,529
Deferred gain(3)	9,238	385
Deferred tenant improvements allowance(4)	3,770	6,769
Total Current HPT Lease liabilities	$36,171	$31,637

Noncurrent HPT Leases liabilities:
Deferred rent obligation(5)	$150,000	$150,000
Sale leaseback financing obligation(1)	21,165	82,591
Straight line rent accrual(2)	48,705	50,234
Deferred gain(3)	123,399	2,732
Deferred tenant improvements allowance(4)	46,299	47,377
Total Noncurrent HPT Lease liabilities	$389,568	$332,934

(1)
Sale leaseback Financing Obligation. Prior to the New TA Leases, the assets related to nine travel centers leased from HPT were reflected in our consolidated balance sheets, as was the related financing obligation. This accounting was required primarily because, at the time of the inception of the Prior TA Lease, more than a minor portion of these nine travel centers was subleased to third parties. The assets were depreciated on a straight line basis in the normal course under GAAP, and a portion of the rental payments made to HPT was allocated to amortize the related financing obligation. As part of the June 2015 transactions with HPT, we purchased five of the nine travel centers. That purchase was accounted for under GAAP as an extinguishment of the related financing obligation and resulted in a loss on extinguishment of debt of $10,502 because the price we paid to HPT to purchase the five properties was $10,502 in excess of the then remaining related financing obligation. Also, because the New TA Leases were accounted for under GAAP as new leases and two of the remaining four properties reflected as financings under the Prior TA Lease qualified for operating lease treatment, the remaining net assets and financing obligation related to these two properties was eliminated, resulting in a gain of $1,033, which was deferred and will be recognized over the terms of the New TA Leases as a reduction of rent expense.

(2)
Straight Line Rent Accrual. The Prior TA Lease began in 2007 and, from 2007 to 2012, minimum annual rents due included stated increases, resulting in a portion of the straight line rent accrual previously reflected in our consolidated balance sheets. The New TA Leases, which began in 2015, are new leases under GAAP and contain no stated increase in minimum annual rent. As a result, the related prior straight line rent accrual continues to be amortized on a straight line basis over the terms of the New TA Leases as a reduction to real estate rent expense. The straight line rent accrual also includes our obligation for the estimated cost of removal of underground storage tanks at properties leased from HPT at the end of the related lease; and we recognize these obligations on a straight line basis over the term of the related leases as additional rent expense.

(3)
Deferred Gain. The deferred gain primarily includes $133,668 of gains from the sale of assets to HPT under the New TA Leases during 2015. We amortize the deferred gains on a straight line basis over the terms of the related leases as a reduction of rent expense.

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

(5)
Deferred Rent Obligation. Pursuant to a rent deferral agreement with HPT, from July 2008 through December 31, 2010, we deferred a total of $150,000 of rent payable to HPT. This deferred rent obligation was allocated among the HPT Leases and is due at the end of the initial terms of the respective HPT Leases as noted above.

HPT waived $271 and $133 of percentage rent under our Petro Lease for the three months ended September 30, 2015 and 2014, respectively, and $819 and $402 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, HPT has cumulatively waived $1,826 of the $2,500 of percentage rent it previously agreed to waive. The total amount of percentage rent (which is net of the waived amount) was $0 and $573 for the three months ended September 30, 2015 and 2014, respectively, and $1,999 and $2,195, for the nine months ended September 30, 2015 and 2014, respectively.
During the nine months ended September 30, 2015 and 2014, pursuant to the terms of the HPT Leases, we sold to HPT $70,150 and $41,961, respectively, of improvements we made to properties leased from HPT. As a result, our minimum annual rent payable to HPT increased by approximately $5,963 and $3,567, respectively. At September 30, 2015, our property and equipment balance included $34,685 of improvements of the type that we typically request that HPT purchase for an increase in minimum annual rent; however, HPT is not obligated to purchase these improvements.
In October 2015, HPT completed the purchase of the land and improvements at a travel center it then leased from a third party and subleased to us located in Waterloo, NY. Upon HPT's acquisition, the land and improvements were directly leased to us under the Petro Lease. Minimum annual rent under the Petro Lease increased by $1,275, but our obligation to pay the ground rent of $1,260 annually, was terminated.
Relationship with RMR
Pursuant to our business management agreement and property management agreement with RMR, we incurred aggregate fees of $3,632 and $3,257 for the three months ended September 30, 2015 and 2014, respectively, and $10,253 and $9,335 for the nine months ended September 30, 2015 and 2014, respectively. These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of income and comprehensive income.
On March 12, 2015, we and RMR entered into an amended and restated business management agreement, which was approved by our Compensation Committee, comprised solely of our Independent Directors. As amended, RMR may terminate the business management agreement upon 120 days written notice, and we continue to have the right to terminate the business management agreement upon 60 days written notice, subject to approval by a majority vote of our Independent Directors. As amended, if we terminate or do not renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.875 times the annual base management fee and the annual internal audit services expense,which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of termination or nonrenewal. If we terminate for cause, as defined, no termination fee is payable. Also, as amended, RMR agrees to provide certain transition services for us for 120 days following termination by us or notice of termination by RMR.
Relationship with AIC
As of September 30, 2015, our investment in Affiliates Insurance Company, or AIC, an Indiana insurance company, had a carrying value of $6,807, which amount is included in other assets in our condensed consolidated balance sheets. We recognized a loss of $25 and income of $54 related to our investment in AIC for the three months ended September 30, 2015 and 2014, respectively, and income of $70 and $61 for the nine months ended September 30, 2015 and 2014, respectively. Our other comprehensive income includes unrealized losses on securities held for sale which are owned by AIC of $72 and $33 for the three months ended September 30, 2015 and 2014, respectively, and $91 and unrealized gains of $7 for the nine months ended September 30, 2015 and 2014, respectively.

TravelCenters of America LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

In June 2015, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC. In connection with that renewal, we purchased a three year combined property insurance policy providing $500,000 of coverage annually with the premium to be paid annually and a one year combined policy providing terrorism coverage of $200,000 for our properties, which policies were arranged by AIC. We paid aggregate annual premiums, including taxes and fees, of $2,283 in connection with these policies for the policy year ending June 30, 2016, and this amount may be adjusted from time to time as we acquire and dispose of properties that are included in the property insurance program.
Relationship with PTP
As of September 30, 2015, our investment in Petro Travel Plaza Holdings LLC, or PTP, had a carrying value of $23,892, which amount is included in other assets in our condensed consolidated balance sheets. During the three months ended September 30, 2015 and 2014, we recognized management and accounting fee income of $200 from PTP. At September 30, 2015, we had a net payable to PTP of $455. We recognized income of $1,361 and $1,018 during the three months ended September 30, 2015 and 2014, respectively, and $3,086 and $1,950 for the nine months ended September 30, 2015 and 2014, respectively, as our share of PTP’s net income.

Directors' and Officers' Liability Insurance
In August 2015, we extended through September 2017 our combined directors' and officers' insurance policy with RMR and five other companies managed by RMR that provides $10,000 in aggregate primary coverage. At that time, we also extended through September 2016 our separate additional directors' and officers' liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage. The total premium payable by us for these extensions was approximately $239.

6.	Commitments and Contingencies
Legal Proceedings
We are routinely involved in various legal and administrative proceedings, including tax audits, incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.
Environmental Contingencies
Extensive environmental laws regulate our operations and properties. These laws may require us to investigate and clean up hazardous substances, including petroleum or natural gas products, released at our owned and leased properties. Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance at our locations. We use both underground storage tanks and above ground storage tanks to store petroleum products, natural gas and waste at our locations. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water. Under the terms of our leases, we generally have agreed to indemnify HPT for any environmental liabilities related to properties that we lease from HPT and we are required to pay all environmental related expenses incurred in the operation of the leased properties. Under an agreement with Equilon Enterprises LLC doing business as Shell Oil Products US, or Shell, we have agreed to indemnify Shell and its affiliates from certain environmental liabilities incurred with respect to our travel centers where natural gas fueling lanes are installed.

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
At September 30, 2015, we had a gross accrued liability of $5,021 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,103, resulting in an estimated net amount of $3,918 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial condition or results of operations.
In February 2014, we reached an agreement with the California State Water Resources Control Board, or the State Water Board, to settle certain claims the State Water Board had filed against us in California Superior Court in 2010 relating to alleged violations of underground storage tank laws and regulations for a cash payment of $1,800; suspended penalties of $1,000 that may become payable by us in the future if, prior to March 2019, we fail to comply with specified underground storage tank laws and regulations; and our agreement to invest, prior to March 2018, up to $2,000 of verified costs that are directly related to the development and implementation of a comprehensive California Enhanced Environmental Compliance Program for the underground storage tank systems at all of our California facilities that is above and beyond minimum requirements of California law and regulations related to underground storage tank systems. As of September 30, 2015, we have a liability of $1,453 recorded with respect to this matter. The settlement, which was approved by the Superior Court on February 20, 2014, also included injunctive relief provisions requiring that we comply with certain California environmental laws and regulations applicable to underground storage tank systems. In October 2015, the State Water Board issued a notice of alleged suspended penalty conduct claiming that we are liable for the full amount of the $1,000 in suspended penalties as a result of five alleged violations of underground storage tank regulations and requesting further information concerning the alleged violations. We believe we have meritorious defenses to these alleged violations, but cannot predict whether any penalties relating to these matters will be assessed by the Superior Court, which has retained jurisdiction over such matters. The State Water Board also has retained the right to file a separate action relating to these violations, but to date has not done so. We are in the process of responding to the notice and anticipate further negotiations with the State Water Board before this matter proceeds to a hearing before the Superior Court. We have accrued an estimated loss for this matter and believe that any additional amount of loss we may realize above that accrued, if any, upon the ultimate resolution of this matter will not be material.
We currently have insurance of up to $10,000 per incident and up to $25,000 in the aggregate for certain environmental liabilities, subject, in each case, to certain limitations and deductibles. However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.
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

TravelCenters of America LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts)

7.	Inventories
Inventories consisted of the following:

	September 30, 2015	December 31, 2014
Nonfuel products	$155,171	$146,370
Fuel products	30,265	26,380
Total inventories	$185,436	$172,750

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

Company Overview
We operate and franchise travel centers under the “TravelCenters of America” and “TA” brand names, or the TA brand, and the “Petro Stopping Centers” and “Petro” brand names, or the Petro brand, primarily along the United States, or U.S., interstate highway system. Our travel center customers include trucking fleets and their drivers, independent truck drivers and motorists.  Our travel centers include, on average, approximately 25 acres of land and typically offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, travel/convenience stores and various other driver amenities. At September 30, 2015, our business included 253 travel centers in 43 states in the U.S. and the province of Ontario, Canada, including 177 operated under the TA brand and 76 operated under the Petro brand. Of our 253 travel centers at September 30, 2015, we owned 32, we leased 194, including 192 that we leased from Hospitality Properties Trust, or HPT, we operated two for a joint venture in which we own a noncontrolling interest and our franchisees owned or leased 25. Additionally, we collect rents, royalties and other fees from our franchisees.
We also operate convenience stores with retail gasoline stations, primarily under the "Minit Mart" brand name, that generally serve motorists. As of September 30, 2015, our business included 184 convenience stores in 11 states, primarily midwestern states of the U.S. Our convenience stores typically offer customers gasoline as well as nonfuel products and services such as coffee, groceries and other convenience items, some fresh food offerings and QSRs. Of our 184 convenience stores at September 30, 2015, we owned 154 and we leased 28, including one that we leased from HPT, and we operated two for a joint venture in which we own a noncontrolling interest.

Executive Summary
Our revenues and income are subject to material changes as a result of the market prices and availability of fuel. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility and, in some cases, shocks as a result of, among other things, severe weather, terrorism, political crises, wars, other military actions and variations in demand, which are often the result of changes in the macroeconomic environment. Over the past few years there has been significant volatility in the cost of fuel. During each of the nine months ended September 30, 2015 and 2014, fuel prices generally trended downward ending at a somewhat lower price than at the start of the year. During each of the three months ended September 30, 2015 and 2014, fuel prices declined and were lower than fuel prices at the start of the quarter. At the end of the third quarter of 2015, fuel prices were approximately 44% below the prices experienced at the end of the third quarter of 2014. Some current economic forecasts reflect continued depressed prices for fuel; however, as noted above, various factors and events can cause fuel prices to change, sometimes suddenly, sharply and unexpectedly. We generally are able to pass changes in our cost for fuel products to customers, but typically at a delay that may affect our fuel gross margins. Although other factors, such as competition and supply, may have an effect, during periods of rising fuel commodity prices fuel gross margins per gallon tend to be lower than they otherwise may have been, and during periods of falling fuel commodity prices fuel gross margins per gallon tend to be higher than they otherwise may have been. Fuel price increases and volatility can have negative effects on our sales and profitability and increase our working capital requirements. Increased prices also may result in our customers reducing their purchases of fuel and nonfuel goods and services. For more information about fuel market risks that may affect us and our actions to mitigate those risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.
We believe that demand for fuel by trucking companies was negatively affected in 2014 and 2015 by technological innovations that permit, and regulatory changes that encourage, require or give rise to, improved fuel efficiency of motor vehicle engines and other fuel conservation practices. We believe these factors were significant contributors to the modest increases in the level of fuel sales volumes we realized on a same site basis for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, despite the increased level of economic activity experienced in the U.S. in the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014.

Due to an increase in fuel sales volume, our fuel gross margin for the three months ended September 30, 2015 increased over the three months ended September 30, 2014. We believe the higher fuel margin in the three months ended September 30, 2015, was primarily attributable to the increased fuel sales volume we experienced during the three months ended September 30, 2015, and our continued focus on managing our fuel sales pricing to balance sales volume and profitability. Fuel gross margin per gallon in the three months ended September 30, 2015, decreased due to a favorable purchasing environment in 2014 that did not recur in 2015.
Due to an increase in both fuel sales volume and fuel gross margin per gallon, our fuel gross margin for the nine months ended September 30, 2015, increased over the nine months ended September 30, 2014. We believe the higher fuel margin per gallon in the nine months ended September 30, 2015, was primarily attributable to the decline in fuel prices we experienced during the nine months ended September 30, 2015, and our continued focus on managing our fuel sales pricing to balance sales volume and profitability.
The decrease in income before income taxes for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, is due primarily to higher expenses associated with newly acquired sites, partially offset by increases in fuel gross margin and nonfuel gross margin.
The increase in income before income taxes for the nine months ended September 30, 2015, as compared to the September 30, 2014, is largely due to increase in fuel gross margin, nonfuel gross margin and the continued improvement of operations at sites we acquired since 2011, partially offset by higher expenses associated with newly acquired sites and the loss on extinguishment of debt, as further described below under Transaction Agreement with Hospitality Properties Trust.

Factors Affecting Comparability
Transaction Agreement with Hospitality Properties Trust
In June 2015, we entered into a transaction agreement with our principal landlord, HPT, pursuant to which among other things, (i) we and HPT amended and restated the TA Lease pursuant to which we then leased 144 properties from HPT into four leases, with initial lease terms ending in 2026, 2028, 2029 and 2030, respectively, and each subject to two 15 year renewal periods at our option (these four leases are collectively referred to herein as the "New TA Leases"), (ii) we sold to HPT 14 travel centers owned by us and certain assets we owned at 11 properties that we leased from HPT and leased back these properties and assets from HPT, (iii) we purchased from HPT for $45,042 five travel centers that we then leased from HPT and (iv) we agreed to sell to HPT five travel centers upon the completion of their development, which is expected to be completed before June 30, 2017, at a purchase price equal to their development costs, including the cost of the land, which costs are estimated to be not more than $118,000 in the aggregate, and we agreed to lease back these development properties.
During the nine months ended September 30, 2015, we received proceeds of $279,383 from the sale to HPT of 14 owned travel centers and certain assets at 11 properties currently leased from HPT and purchased five travel centers from HPT for $45,042. The purchase of five travel centers resulted in a loss on extinguishment of debt of $10,502. The loss on extinguishment of debt arose because the lease of these properties had been accounted for as a financing and the purchase prices paid for the properties exceeded the unamortized balance of the sale leaseback financing obligation. As of September 30, 2015, we leased from HPT a total of 153 properties under the New TA Leases for total minimum annual rent of $188,867.
For additional information related to this transaction with HPT, see Note 5 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report and our Current Reports on Form 8-K filed with the Securities and Exchange Commission on June 5, 15, 22 and 25, 2015 and September 24, 2015.

Recently Acquired Sites
From the beginning of 2011 through September 30, 2015, we acquired 37 travel centers and 181 convenience stores. We invested $309,417 to acquire, renovate and upgrade these travel center properties and $331,743 to acquire, renovate and upgrade these convenience store properties. We expect to invest an additional $38,439 to complete the renovation and upgrade of certain of these travel centers and $27,321 to complete the renovation and upgrade of certain of these convenience stores. While the interest, depreciation, maintenance and similar expenses related to or resulting from our acquisition and ownership of these sites are reflected in our results for the periods since the date of each acquisition, the stabilized returns we expect from these acquired properties are not yet fully reflected in our results of operations for all of these properties.
We believe that the improvements we have made and plan to make at our recently acquired properties may continue to improve the financial results at these locations. Typical improvements we make at acquired travel centers include adding truck repair facilities and nationally branded QSRs, paving parking lots, replacing outdated fuel dispensers, installing diesel exhaust fluid dispensing systems, changing signage, installing point of sale and other IT systems and general building and cosmetic upgrades. The improvements to travel center properties we acquire are often substantial and require a long period of time to plan, design, permit and complete, and after being completed require a period of time to become part of our customers’ supply networks and produce stabilized financial results. We estimate that the travel centers we acquire generally will reach financial stabilization in approximately the third year after acquisition, but the actual results can vary widely from this estimate due to many factors, some of which are outside our control. As of September 30, 2015, the travel centers acquired since the beginning of 2011 have been owned by us for an average of 32 months, and the planned renovations have been completed at 30 of these acquired travel centers for an average of 28 months.
Improvements that we typically make at acquired convenience stores include rebranding to the Minit Mart brand, adding QSRs and completing deferred maintenance. We estimate that the convenience stores that we acquire will generally reach financial stabilization within one year after acquisition, but the actual results can vary widely from the estimate due to many factors, some of which are outside our control.  As of September 30, 2015, the convenience stores acquired since 2013 have been owned by us for an average of four months, and the planned renovations have been completed at 48 of these acquired convenience stores for an average of three months.
The table below shows the number of properties we acquired by year since the beginning of 2011, whether by way of acquisition from franchisees or others, or takeover of operations upon termination of a franchisee sublease, and the amounts we have invested in these properties through September 30, 2015.

Travel Centers Acquired	2011 and 2012	2013	2014	Nine Months Ended September 30, 2015	Total	Pending at September 30, 2015
Number acquired	20	10	4	3	37	—

Acquisition and completed renovation costs	$164,583	$92,060	$41,751	$11,023	$309,417	$—
Remaining estimated renovation cost(1)	—	9,675	12,936	15,828	38,439	—
Total investment	$164,583	$101,735	$54,687	$26,851	$347,856	$—

Convenience Stores Acquired	2011 and 2012	2013	2014	Nine Months Ended September 30, 2015	Total	Pending at September 30, 2015
Number acquired	—	31	—	150	181	44

Acquisition and completed renovation costs	$—	$66,491	$—	$265,252	$331,743	$83,450
Remaining estimated renovation cost(1)	—	—	—	27,321	27,321	8,435
Total investment	$—	$66,491	$—	$292,573	$359,064	$91,885

(1) Estimated renovation costs are subject to change.
The 37 travel centers and 181 convenience stores we acquired since the beginning of 2011 through September 30, 2015, have produced, from the beginning of each period or, if later, the dates we began to operate them, the following amounts of revenues in excess of cost of goods sold and site level operating expenses:

	Three Months Ended September 30,		Twelve Months Ended September 30,
	2015	2014	2015	2014
Revenues in excess of cost of goods sold and site level operating expenses	$20,419	$16,003	$72,684	$48,480
Summary of Site Counts
The changes in the number of our sites and in their method of operation (company operated, franchisee leased and operated or franchisee owned and operated) can be significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our business from December 31, 2013 through September 30, 2015:

	Company Operated Travel Centers	Franchisee Operated Travel Centers	Franchisee Owned and Operated Travel Centers	Total Travel Centers	Convenience Stores(1)	Total Sites
Number of sites at December 31, 2013	217	5	25	247	34	281

January – September 2014 Activity:
Acquired sites	3	—	—	3	—	3
Number of sites at September 30, 2014	220	5	25	250	34	284

October – December 2014 Activity:
Acquired sites	1	—	—	1	—	1
Sites taken by eminent domain	(1)	—	—	(1)	—	(1)
Number of sites at December 31, 2014	220	5	25	250	34	284

January – September 2015 Activity:
Acquired sites	3	—	—	3	150	153
Number of sites at September 30, 2015	223	5	25	253	184	437

(1) We operate all but one of the convenience stores.

From September 30, 2015, to the date of this Quarterly Report, we completed the purchase of eight convenience stores that we now operate. As of the date of this Quarterly Report, we have agreements to acquire an additional 36 convenience stores. We expect to complete the remainder of these acquisitions by the end of the first quarter of 2016, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change. We currently intend to continue to selectively acquire additional travel centers and convenience stores and to otherwise expand our business.
Fuel Revenues and Fuel Volumes
Due to the price volatility of fuel products we buy and our pricing to fuel customers, we believe that fuel revenue is not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin. For example, for the nine months ended September 30, 2015, our fuel revenue declined as compared to the nine months ended September 30, 2014, despite an increase in our fuel sales volume, and our fuel gross margin increased. We consider fuel volumes and fuel gross margin to be better measures of comparative performance than fuel revenues. However, fuel pricing and revenues can impact our working capital requirements; see “Liquidity and Capital Resources” below.

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

Results of Operations

Three months ended September 30, 2015 compared to September 30, 2014 (gallons and dollars in thousands, except per gallon amounts)
The following table presents changes in our operating results for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

	Three Months Ended September 30,
	2015	2014	Change	% Change
Revenues:
Fuel	$1,031,146	$1,575,763	$(544,617)	(34.6)%
Nonfuel	474,646	430,272	44,374	10.3%
Rent and royalties from franchisees	3,201	3,182	19	0.6%
Total revenues	1,508,993	2,009,217	(500,224)	(24.9)%

Cost of goods sold (excluding depreciation):
Fuel	928,596	1,477,411	(548,815)	(37.1)%
Nonfuel	221,917	199,670	22,247	11.1%
Total cost of goods sold	1,150,513	1,677,081	(526,568)	(31.4)%

Operating expenses:
Site level operating	229,215	208,908	20,307	9.7%
Selling, general and administrative	29,760	26,927	2,833	10.5%
Real estate rent	60,616	54,360	6,256	11.5%
Depreciation and amortization	17,445	16,617	828	5.0%
Total operating expenses	337,036	306,812	30,224	9.9%

Income from operations	21,444	25,324	(3,880)	(15.3)%

Acquisition costs	1,755	176	1,579	NM
Interest expense, net	5,042	3,982	1,060	26.6%
Income from equity investees	1,336	1,072	264	24.6%
Income before income taxes	15,983	22,238	(6,255)	(28.1)%
Provision for income taxes	6,157	9,442	(3,285)	(34.8)%
Net income	$9,826	$12,796	$(2,970)	(23.2)%

The following table presents our same site operating results for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The table includes amounts for locations that were company operated during the entirety of each of the periods presented.

	Three Months Ended September 30,
	2015	2014	Change	% Change
Number of company operated locations	247	247	—

Fuel:
Fuel sales volume (gallons)	512,622	502,235	10,387	2.1%
Fuel revenues	$953,621	$1,541,142	$(587,521)	(38.1)%
Fuel gross margin	94,838	97,216	(2,378)	(2.4)%
Fuel gross margin per gallon	0.185	0.194	(0.009)	(4.6)%

Nonfuel:
Nonfuel revenues	$446,702	$425,917	$20,785	4.9%
Nonfuel gross margin	243,399	229,058	14,341	6.3%
Nonfuel gross margin percentage	54.5%	53.8%	70pts

Total gross margin	$338,237	$326,274	$11,963	3.7%

Site level operating expenses	$216,417	$207,472	$8,945	4.3%
Site level operating expenses as a percentage of nonfuel revenues	48.4%	48.7%	(30)pts

Site level gross margin in excess of site level operating expenses	$121,820	$118,802	$3,018	2.5%

Number of franchisee operated locations	30	30	—
Rent and royalty revenues	$3,231	$3,211	$20	0.6%
Revenues.  Revenues for the three months ended September 30, 2015, were $1,508,993, a decrease from the three months ended September 30, 2014, of $500,224, or 24.9%, that resulted from a decrease in fuel revenue that was partially offset by an increase in nonfuel revenue. Fuel revenues for the three months ended September 30, 2015, were $1,031,146, a decrease from the three months ended September 30, 2014 of $544,617, or 34.6%. The table below shows the change in fuel revenues based on price and volume changes between periods:

	Gallons Sold	Fuel Revenues
Results for three months ended September 30, 2014	513,611	$1,575,763

Decrease due to petroleum products price changes		(613,243)
Increase due to same site volume changes	10,387	18,302
Increase due to locations opened	24,683	45,358
Increase in wholesale fuel sales volume	1,625	4,966
Net change from prior year period	36,695	(544,617)

Results for the three months ended September 30, 2015	550,306	$1,031,146

Fuel revenue for the three months ended September 30, 2015, reflected decreases in market prices for fuel partially offset by increases in fuel sales volume resulting both from sites we acquired since the beginning of the three months ended September 30, 2014, and from same sites, as compared to the three months ended September 30, 2014. On a same site basis, fuel sales volume increased by 10,387 gallons, or 2.1%, during the three months ended September 30, 2015, compared to the months ended September 30, 2014.
Nonfuel revenues for the three months ended September 30, 2015, were $474,646, an increase of $44,374, or 10.3%, compared to the three months ended September 30, 2014, as a result of both increases on a same site basis and from the sites we acquired since January 1, 2014. On a same site basis, nonfuel revenues increased by $20,785, or 4.9%, during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to favorable effects of certain of our marketing initiatives.
Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended September 30, 2015, was $1,150,513, a decrease of $526,568, or 31.4%, compared to the three months ended September 30, 2014, that resulted primarily from a decrease in fuel cost of goods sold that was partially offset by an increase in nonfuel cost of goods sold.
Fuel cost of goods sold for the three months ended September 30, 2015, was $928,596, a decrease of $548,815, or 37.1%, compared to the three months ended September 30, 2014. The decrease in fuel cost of goods sold primarily resulted from the decrease in market prices as described above. Fuel gross margin for the three months ended September 30, 2015, was $102,550, compared to $98,352 during the three months ended September 30, 2014. The fuel gross margin per gallon of $0.185 on a same site basis for the three months ended September 30, 2015, was $0.009 per gallon, or 4.6%, lower than the three months ended September 30, 2014. Lower fuel margin per gallon in 2015 primarily resulted from a favorable purchasing environment in 2014 that did not recur in 2015.
Nonfuel cost of goods sold for the three months ended September 30, 2015, was $221,917, an increase of $22,247, or 11.1%, compared to the three months ended September 30, 2014. Nonfuel cost of goods sold increased primarily due to the same factors as described above for nonfuel revenues. Nonfuel gross margin for the three months ended September 30, 2015, was $252,729, compared to $230,602 during the three months ended September 30, 2014. Nonfuel gross margin was 53.2% and 53.6% of nonfuel revenues during the three months ended September 30, 2015 and 2014, respectively. The nonfuel gross margin percentage decreased due to a change in the mix of products and services sold as a result of convenience stores acquired during 2015. On a same site basis, the nonfuel gross margin percentage improved to 54.5% from 53.8%.
Site level operating expenses. Site level operating expenses for the three months ended September 30, 2015, were $229,215, an increase of $20,307, or 9.7%, compared to the three months ended September 30, 2014. The increase in site level operating expenses was primarily due to the locations we acquired since January 1, 2014.
On a same site basis, site level operating expenses increased by $8,945, or 4.3%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to labor costs that increased as the level of nonfuel sales grew. Site level operating expenses as a percentage of nonfuel revenues on a same site basis for the three months ended September 30, 2015, improved slightly to 48.4% from 48.7% for the three months ended September 30, 2014.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2015, were $29,760, an increase of $2,833, or 10.5%, compared to the three months ended September 30, 2014. The increase in selling, general and administrative expenses primarily was attributable to increased personnel costs, which were due to annual compensation increases and increased headcount to support the growth of our business. These increases were partially offset by lower audit fees.
Real estate rent expense. Rent expense for the three months ended September 30, 2015, was $60,616, an increase of $6,256, or 11.5%, compared to the three months ended September 30, 2014. Rent increased as a result of improvements at leased sites we sold to HPT during the last twelve months and the sale in June 2015 and September 2015 of 14 owned travel centers and certain assets at 11 properties currently leased from HPT, as described above.
Income tax provision. Our provision for income taxes was $6,157 and $9,442 for the three month periods ended September 30, 2015 and 2014, respectively. The income tax provision for the three months ended September 30, 2015 and 2014, reflects an effective tax rate of 38.5% and 42.5%, respectively. The decrease in the effective tax rate in the three months ended September 30, 2015, is primarily due to lower taxable income and a lower state effective tax rate.

Nine months ended September 30, 2015 compared to September 30, 2014
The following table presents changes in our operating results for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

	Nine Months Ended September 30,
	2015	2014	Change	% Change
Revenues:
Fuel	$3,159,399	$4,823,581	$(1,664,182)	(34.5)%
Nonfuel	1,330,786	1,219,792	110,994	9.1%
Rent and royalties from franchisees	9,392	9,262	130	1.4%
Total revenues	4,499,577	6,052,635	(1,553,058)	(25.7)%

Cost of goods sold (excluding depreciation):
Fuel	2,848,175	4,533,789	(1,685,614)	(37.2)%
Nonfuel	608,629	560,053	48,576	8.7%
Total cost of goods sold	3,456,804	5,093,842	(1,637,038)	(32.1)%

Operating expenses:
Site level operating	657,133	612,005	45,128	7.4%
Selling, general and administrative	87,438	78,823	8,615	10.9%
Real estate rent	169,528	162,295	7,233	4.5%
Depreciation and amortization	53,086	48,542	4,544	9.4%
Total operating expenses	967,185	901,665	65,520	7.3%

Income from operations	75,588	57,128	18,460	32.3%

Acquisition costs	3,296	935	2,361	252.5%
Interest expense, net	16,461	12,186	4,275	35.1%
Income from equity investees	3,156	2,011	1,145	56.9%
Loss on extinguishment of debt	10,502	—	10,502	NM
Income before income taxes	48,485	46,018	2,467	5.4%
Provision for income taxes	19,158	19,391	(233)	(1.2)%
Net income	$29,327	$26,627	$2,700	10.1%

The following table presents our same site operating results for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The table includes amounts for locations that were company operated during the entirety of each of the periods presented.

	Nine Months Ended September 30,
	2015	2014	Change	% Change
Number of company operated locations	246	246	—

Fuel:
Fuel sales volume (gallons)	1,509,089	1,493,381	15,708	1.1%
Fuel revenues	$2,999,521	$4,724,300	$(1,724,779)	(36.5)%
Fuel gross margin	297,064	286,057	11,007	3.8%
Fuel gross margin per gallon	0.197	0.192	0.005	2.6%

Nonfuel:
Nonfuel revenues	$1,273,687	$1,209,078	$64,609	5.3%
Nonfuel gross margin	701,382	655,204	46,178	7.0%
Nonfuel gross margin percentage	55.1%	54.2%	90pts

Total gross margin	$998,446	$941,261	$57,185	6.1%

Site level operating expenses	$632,161	$607,691	$24,470	4.0%
Site level operating expenses as a percentage of nonfuel revenues	49.6%	50.3%	(70)pts

Site level gross margin in excess of site level operating expenses	$366,285	$333,570	$32,715	9.8%

Number of franchisee operated locations	30	30	—
Rent and royalty revenues	$9,377	$9,205	$172	1.9%
Revenues. Revenues for the nine month period ended September 30, 2015, were $4,499,577, a decrease from the nine months ended September 30, 2014, of $1,553,058, or 25.7%, that primarily resulted from a decrease in fuel revenue that was partially offset by an increase in nonfuel revenue. Fuel revenues for the nine months ended September 30, 2015, were $3,159,399, a decrease from the nine months ended September 30, 2014 of $1,664,182 or 34.5%. The table below shows the change in fuel revenues based on price and volume between periods:

	Gallons Sold	Fuel Revenues
Results for nine months ended September 30, 2014	1,525,663	$4,823,581

Decrease due to petroleum products price changes		(1,776,139)
Increase due to same site volume changes	15,708	31,314
Increase due to locations opened	41,375	71,448
Increase in wholesale fuel sales volume	2,965	9,195
Net change from prior year period	60,048	(1,664,182)

Results for the nine months ended September 30, 2015	1,585,711	$3,159,399

Fuel revenue for the nine months ended September 30, 2015, reflected decreases in market prices for fuel partially offset by increases in sales volume resulting from both sites we acquired since January 1, 2014, and from same sites, as compared to the nine months ended September 30, 2014. On a same site basis, fuel sales volume increased by 15,708 gallons, or 1.1%, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.
Nonfuel revenues for the nine months ended September 30, 2015, were $1,330,786, an increase of $110,994, or 9.1%, compared to the nine months ended September 30, 2014, as a result of both increases on a same site basis and from the sites we acquired since January 1, 2014. On a same site basis, nonfuel revenues increased by $64,609, or 5.3%, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014 primarily due to favorable effects of certain of our marketing initiatives.
Cost of goods sold (excluding depreciation). Cost of goods sold for the nine months ended September 30, 2015, was $3,456,804, a decrease of $1,637,038, or 32.1%, compared to the nine months ended September 30, 2014.
Fuel cost of goods sold for the nine months ended September 30, 2015, was $2,848,175, a decrease of $1,685,614, or 37.2%, compared to the nine months ended September 30, 2014. The decrease in fuel cost of goods sold primarily resulted from lower market prices for fuel in 2015. Fuel gross margin for the nine months ended September 30, 2015, was $311,224, compared to $289,792 during the nine months ended September 30, 2014. The fuel gross margin per gallon of $0.197 on a same site basis for the nine months ended September 30, 2015, was $0.005 per gallon higher than for the same period of 2014. Higher fuel margin per gallon for the nine months ended September 30, 2015 was primarily attributable to the decline in fuel prices we experienced in the nine months ended September 30, 2015, particularly during the first three months of 2015, and our continued focus on managing our fuel sales pricing to balance sales volume and profitability.
Nonfuel cost of goods sold for the nine months ended September 30, 2015, was $608,629, an increase of $48,576, or 8.7%, compared to the nine months ended September 30, 2014. Nonfuel cost of goods sold increased primarily due to the same factors as described above for nonfuel revenues. Nonfuel gross margin for the nine months ended September 30, 2015, was $722,157 compared to $659,739 during the nine months ended September 30, 2014. Nonfuel gross margin was 54.3% and 54.1% of nonfuel revenues during the nine months ended September 30, 2015 and 2014, respectively. The nonfuel gross margin percentage increased due to improved nonfuel gross margin at our sites acquired in 2011 through the nine months ended September 30, 2015 and as a result of a change in the mix of products and services sold. On a same site basis, the nonfuel gross margin percentage improved to 55.1% from 54.2%.
Site level operating expenses. Site level operating expenses for the nine months ended September 30, 2015, were $657,133, an increase of $45,128, or 7.4%, compared to the nine months ended September 30, 2014. The increase in site level operating expenses was primarily due to the locations we acquired since January 1, 2014.
On a same site basis, site level operating expenses increased by $24,470, or 4.0%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to labor costs that increased as the level of nonfuel sales grew. Site level operating expenses as a percentage of nonfuel revenues on a same site basis for the nine months ended September 30, 2015, improved to 49.6% from 50.3% for the nine months ended September 30, 2014.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2015, were $87,438, an increase of $8,615 or 10.9%, compared to the nine months ended September 30, 2014. The increase in selling, general and administrative expenses primarily was attributable to increased personnel costs, which were due to annual compensation increases and increased headcount to support the growth of our business. These increases were partially offset by lower audit fees.
Real estate rent expense. Rent expense for the nine months ended September 30, 2015, was $169,528, an increase of $7,233, or 4.5%, compared to the nine months ended September 30, 2014. Rent increased as a result of improvements at leased sites we sold to HPT during the last twelve months and the sale in June 2015 and September 2015 of 14 owned travel centers and certain assets at 11 properties currently leased from HPT, as described above.
Income tax provision. Our provision for income taxes was $19,158 and $19,391 for the nine month periods ended September 30, 2015 and 2014, respectively. The income tax provision for the nine month periods ended September 30, 2015 and 2014, reflects an effective tax rate of 39.5% and 42.1%, respectively. The decrease in the effective tax rate for the nine month period ended September 30, 2015, is primarily due to a lower state effective tax rate.

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

•
the negative impacts on our gross margins and working capital requirements if there were a return to the higher level of prices for petroleum products we experienced during the first half of 2014 and in prior years, as well as the volatility of those prices; and

•	the possible inability of acquired properties to generate the stabilized financial results we expect.

Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the level and volatility of fuel prices that have existed in the past several years. Our growth strategy of selectively acquiring additional properties and businesses requires us to expend substantial additional capital. In addition, our properties are high traffic areas with many large trucks and customers entering and exiting our properties daily, requiring us to expend capital to improve, repair and maintain our properties. Although we had a cash balance of $228,625 on September 30, 2015, and generated net income and net cash from operating activities in the first nine months of 2015, there can be no assurance that we will maintain similar amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing to fund and grow our business.
Liquidity Aspects of Transactions with HPT
In June 2015, we announced that we had entered a transaction agreement with HPT, pursuant to which we (i) sold and leased back 14 travel centers we owned and certain assets we owned at an additional 11 travel centers that we lease from HPT for $279,383, and (ii) purchased from HPT for $45,042 five travel centers that we previously leased from HPT. All proceeds from the sales transactions were placed in so-called “exchange accounts” with a third party intermediary to facilitate the deferral of related income taxes on the capital gains from these transactions by acquiring other real estate, including the five travel centers we acquired for $45,042. Generally, any proceeds held by our third party intermediary must be invested in replacement real estate within 180 days after the receipt of said proceeds, which is what we currently expect, in order for the tax deferral to be effective. The cash held by the third party intermediary is included in our cash balance at September 30, 2015.
In addition, pursuant to the transaction agreement, HPT agreed to purchase from us, for our cost not to exceed $118,000, five travel centers we now have under development upon their completion. We currently expect development of three of these travel centers to be completed during the first half of 2016 and development of the other two travel centers to be completed during the second half of 2016, or early 2017. These five development properties are on land we own. As of September 30, 2015, we have invested $33,366 (including land costs) in the development of these five sites, and the total estimated remaining development costs of these five travel centers as of September 30, 2015, was $75,400.

Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300,000. The Credit Facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Borrowings under the Credit Facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At September 30, 2015, a total of $114,781 was available to us for loans and letters of credit under the Credit Facility. At September 30, 2015, there were no loans outstanding under the Credit Facility but we had outstanding $29,650 of letters of credit issued under that facility, which reduce the amount available for borrowing under the Credit Facility, leaving $85,131 available for our use.
Sources and Uses of Cash
Cash Flow from Operating Activities. During the nine months ended September 30, 2015 and 2014, we had net cash inflows from operating activities of $140,661 and $122,816, respectively. The increase in operating cash inflows of $17,845 was primarily due to higher operating profit and lower net working capital at September 30, 2015, compared to December 31, 2014.
Cash Flow from Investing Activities. During the nine months ended September 30, 2015 and 2014, we used cash for investing activities of $91,095 and $80,609, respectively. The increase of $10,486 was primarily due to capital expenditures and cash invested for acquisitions, partially offset by proceeds from the sale of assets to HPT. During the nine months ended September 30, 2015, we acquired three travel centers for $9,338 and 150 convenience stores for $259,971. We also acquired one travel center property that we formerly managed for a third party for $5,314 and one vacant parcel of land for $3,477. For further details about our transactions with HPT and our acquisitions, see Notes 3 and 5 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
As of September 30, 2015, we had entered agreements to acquire 44 convenience store properties for an aggregate purchase price of $83,450. Eight of these convenience stores were acquired in October 2015 for an aggregate purchase price of $23,000. We expect to complete the remainder of these acquisitions by the end of the first quarter of 2016, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change.
Cash Flow from Financing Activities. During the nine months ended September 30, 2015 and 2014, we used cash for financing activities of $45,134 and $957, respectively. The increase of $44,177 was primarily due to the repayment of a financing obligation for $45,042 for five properties we are no longer leasing from HPT, partially offset by cash proceeds of $1,190 from our sales of improvements to HPT at the sites that did not qualify for operating lease treatment.

Debt Issuance
On October 5, 2015, we issued in an underwritten public offering $100,000 aggregate principal amount of our 8.00% Senior Notes due on October 15, 2030, or the 2030 8.00% Senior Notes. Our net proceeds from this issuance were approximately $95,500 after underwriters’ discount and commission and other costs of the offering. The 2030 8.00% Senior Notes bear interest at 8.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on January 15, 2016, and no principal payments are required prior to maturity on October 15, 2030. We may, at our option, at any time on or after October 15, 2018, redeem some or all of the 2030 8.00% Senior Notes by paying 100% of the principal amount to be redeemed plus accrued and unpaid interest, if any, to, but not including the redemption date.
Environmental Contingencies
In October 2015, the California State Water Resources Control Board, or the State Water Board, issued a notice of alleged suspended penalty conduct that is associated with an agreement reached in February 2014 for alleged violations of underground storage tank laws and regulations. We are in the process of responding to the notice and anticipate further negotiations with the State Water Board before this matter proceeds to a hearing before the Superior Court. For further information about this and other environmental matters, see Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report which is incorporated herein by reference.

Off Balance Sheet Arrangements
As of September 30, 2015, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt owed by Petro Travel Plaza Holdings LLC, or PTP, an entity in which we own a noncontrolling interest. Additional information regarding our relationship and transactions with PTP can be found in Note 5 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report and Notes 11 and 12 to our Consolidated Financial Statements included in Item 15 of our Annual Report.

Related Party Transactions
We have relationships and historical and continuing transactions with HPT, The RMR Group LLC (formerly known as Reit Management & Research LLC), or RMR, AIC, and others related to them, including other companies to which RMR provides management services and which have directors, trustees and officers who are also directors or officers of us or RMR. For further information about these and other such relationships and related person transactions, please see Note 5 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, our Current Reports on Form 8-K filed with the SEC on June 5, 15, 22 and 25, 2015 and September 24, 2015 and our other filings with the Securities and Exchange Commission, or SEC. In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these related person transactions and relationships. Our filings with the SEC are available at the SEC’s website at www.sec.gov. Copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.
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
In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our fuel products, may require us to expend significant amounts and may negatively impact our business. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel, as well as President Obama’s February 2014 order that his administration develop and implement new fuel efficiency standards for medium and heavy duty commercial trucks by March 2016, has caused us to add certain services and provide certain products to our customers at a cost to us and may decrease the demand for our fuel products and negatively impact our business.  Pursuant to the President's executive order, in June 2015 the EPA and the National Highway Traffic Safety Administration proposed a new regulation that would phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty vehicles beginning in model year 2021 (model year 2018 for certain trailers) through model year 2027. The proposed regulation would reduce fuel usage between 8 and 24% (depending on vehicle category) by model year 2027. Further, legislation and regulations that limit carbon emissions also may cause our energy costs at our locations to increase.

For further information about these and other environmental and climate change matters, see the disclosure under the heading “Environmental Contingencies” in Note 6 to our Condensed Consolidated Financial Statements, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. — “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, filed with the SEC on March 13, 2015. Our exposure to market risks has not changed materially from those set forth in our Annual Report.

Item 4.  Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE STATEMENTS THAT:

•
OUR FUEL SALES VOLUME AND OUR FUEL GROSS MARGIN INCREASED IN THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014. AN IMPLICATION OF THIS STATEMENT MAY BE THAT OUR FUEL SALES AND FUEL GROSS MARGIN WILL CONTINUE TO INCREASE. THE DECLINES IN FUEL COMMODITY PRICING EXPERIENCED DURING THE SECOND HALF OF 2014 AND THE FIRST NINE MONTHS OF 2015 MAY NOT CONTINUE, IN WHICH CASE, OUR FUEL SALES AND/OR GROSS FUEL MARGIN MAY DECLINE. ALSO, IF THE MARKET PRICING OF FUEL PRODUCTS GENERALLY INCREASES, OUR FUEL SALES AND FUEL GROSS MARGIN MAY DECLINE. FURTHER, IN ADDITION TO FUEL PRICES, CUSTOMER DEMAND, FUEL CONSERVATION MEASURES, COMPETITIVE CONDITIONS, AND SUPPLY AND DEMAND FACTORS, AMONG OTHER FACTORS, SIGNIFICANTLY IMPACT OUR FUEL SALES VOLUME AND/OR FUEL MARGIN AND MANY OF THESE FACTORS ARE OUTSIDE OUR CONTROL. OUR FUEL SALES VOLUME AND FUEL MARGIN MAY DECLINE FROM RECENT LEVELS;

•
OUR OPERATING RESULTS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 REFLECT INCREASES IN NONFUEL SALES AND GROSS MARGIN OVER THE SAME PERIODS LAST YEAR, INCLUDING ON A SAME SITE BASIS. THIS MAY IMPLY THAT OUR NONFUEL SALES AND MARGIN WILL CONTINUE TO IMPROVE. HOWEVER, CUSTOMER DEMAND AND COMPETITIVE CONDITIONS AMONG OTHER FACTORS MAY SIGNIFICANTLY IMPACT OUR NONFUEL SALES LEVELS AND OUR COSTS FOR OUR NONFUEL PRODUCTS MAY INCREASE IN THE FUTURE BECAUSE OF INFLATION OR OTHER REASONS. IF WE ARE NOT ABLE TO PASS INCREASED NONFUEL COSTS TO OUR CUSTOMERS, IF OUR NONFUEL SALES VOLUMES DECLINE OR IF OUR NONFUEL SALES MIX CHANGES IN A MANNER THAT NEGATIVELY IMPACTS OURS NONFUEL MARGIN, OUR NONFUEL SALES AND MARGIN MAY DECLINE;

•
WE HAVE INVESTED OR EXPECT TO INVEST TO ACQUIRE AND IMPROVE OUR TRAVEL CENTERS AND CONVENIENCE STORES. WE EXPECT OUR PROPERTIES WILL PRODUCE STABILIZED FINANCIAL RESULTS SOMETIME AFTER WE MAKE THESE INVESTMENTS. THESE STATEMENTS MAY IMPLY THAT OUR EXPECTED STABILIZATION AT OUR ACQUIRED SITES IN FACT WILL BE REALIZED AND WILL RESULT IN INCREASES IN OUR OPERATING INCOME AND NET INCOME IN THE FUTURE. HOWEVER, MANY OF THE LOCATIONS WE HAVE ACQUIRED PRODUCED OPERATING RESULTS THAT CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS THE LEVEL OF DEMAND FOR OUR GOODS AND SERVICES ARISING FROM THE U.S. ECONOMY. ALSO, OUR FUTURE OPERATING INCOME AND NET INCOME WILL DEPEND UPON MANY FACTORS IN ADDITION TO THE RESULTS REALIZED FROM OUR ACQUIRED SITES. ACCORDINGLY, OUR FUTURE OPERATING INCOME AND NET INCOME MAY NOT INCREASE BUT INSTEAD MAY DECLINE OR WE MAY EXPERIENCE LOSSES;

•
WE HAVE MADE ACQUISITIONS, HAVE AGREED TO MAKE ADDITIONAL ACQUISITIONS AND INTEND TO BUILD NEW TRAVEL CENTERS ON LAND THAT WE OWN. IMPLICATIONS OF THESE STATEMENTS MAY BE THAT THESE ACQUISITIONS AND DEVELOPMENT PROPERTIES WILL BE COMPLETED AND THAT THEY WILL IMPROVE OUR FUTURE PROFITABILITY. HOWEVER, OUR ACQUISITIONS ARE SUBJECT TO CLOSING CONDITIONS WHICH MAY NOT BE MET AND THE TRANSACTIONS MAY NOT BE COMPLETED OR MAY BE DELAYED OR THEIR COSTS AND OTHER TERMS MAY CHANGE. THERE ARE MANY FACTORS THAT MAY RESULT IN US NOT BEING ABLE TO ACQUIRE, RENOVATE AND DEVELOP ADDITIONAL LOCATIONS AT PRICES OR COSTS THAT YIELD SUFFICIENT RETURNS, INCLUDING COMPETITION FOR SUCH ACQUISITIONS FROM OTHER BUYERS, OUR INABILITY TO NEGOTIATE ACCEPTABLE PURCHASE TERMS AND THE POSSIBILITY THAT WE NEED TO USE OUR AVAILABLE FUNDS FOR OTHER PURPOSES. WE MAY DETERMINE TO DELAY OR NOT TO PROCEED WITH PENDING ACQUISITIONS OR DEVELOPMENT PROJECTS. ALTHOUGH WE HAVE AGREEMENTS WITH HPT TO PURCHASE AND LONG TERM LEASE THE DEVELOPMENT PROPERTIES UPON THEIR COMPLETION, HPT'S PURCHASES ARE SUBJECT TO CONDITIONS AND THOSE CONDITIONS MAY NOT BE SATISFIED. ALSO, OUR DEVELOPMENT COSTS COULD EXCEED THE MAXIMUM AMOUNT HPT HAS AGREED TO FUND. MOREOVER, MANAGING AND INTEGRATING ACQUIRED AND NEWLY CONSTRUCTED LOCATIONS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED AND WILL INVOLVE RISKS OF FINANCIAL LOSSES. WE MAY NOT OPERATE OUR ACQUIRED OR NEWLY DEVELOPED LOCATIONS AS PROFITABLY AS WE NOW EXPECT;

•
OUR GROWTH STRATEGY TO SELECTIVELY ACQUIRE ADDITIONAL LOCATIONS AND BUSINESSES AND TO OTHERWISE GROW OUR BUSINESS MAY IMPLY THAT WE WILL BE ABLE TO IDENTIFY AND COMPLETE ADDITIONAL ACQUISITIONS, THAT WE WILL BE ABLE TO OTHERWISE GROW OUR BUSINESS AND THAT ANY ACQUISITIONS OR GROWTH INITIATIVES WE MAY MAKE OR PURSUE WILL IMPROVE OUR PROFITABILITY. HOWEVER, WE MAY NOT SUCCEED IN IDENTIFYING OR ACQUIRING OTHER PROPERTIES AND BUSINESSES OR OTHERWISE GROWING OUR BUSINESS, AND ACQUISITIONS WE MAY MAKE AND OTHER GROWTH INITIATIVES WE MAY PURSUE MAY NOT IMPROVE OUR PROFITABILITY;

•
WE CURRENTLY PLAN TO INVEST TO RENOVATE PROPERTIES ACQUIRED SINCE THE BEGINNING OF 2013 AND WE HAVE ENTERED AGREEMENTS TO ACQUIRE ADDITIONAL CONVENIENCE STORES. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT WE HAVE SUFFICIENT CAPITAL TO MAKE THE INVESTMENTS WE HAVE IDENTIFIED AS WELL AS OTHERS THAT WE HAVE NOT YET IDENTIFIED. HOWEVER, THERE CAN BE NO ASSURANCE THAT WE WILL HAVE SUFFICIENT FUNDING FOR FUTURE CAPITAL INVESTMENTS OR ACQUISITIONS. OUR BUSINESS REQUIRES REGULAR AND SUBSTANTIAL CAPITAL INVESTMENTS TO MAINTAIN THE COMPETITIVENESS OF OUR LOCATIONS AND TO GROW OUR BUSINESS. THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT. SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND THE PROCEEDS FROM OUR SALES OF IMPROVEMENTS, IF ANY, TO HPT MAY BE LESS THAN ANTICIPATED. CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO COMPLETE IN THE FUTURE (AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, DEMANDS OF OUR CUSTOMERS, OR FOR OTHER REASONS) MAY ARISE AND CAUSE US TO SPEND MORE OR LESS THAN CURRENTLY ANTICIPATED. SOME CAPITAL PROJECTS TAKE MORE TIME TO COMPLETE THAN ANTICIPATED. AS A RESULT OF MARKET CONDITIONS OR OTHER CONSIDERATIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE. ALSO, WE MAY BE UNABLE TO ACCESS REASONABLY PRICED CAPITAL TO FUND OUR INVESTMENTS;

•
WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200 MILLION. HOWEVER, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORIES THAT VARY IN AMOUNT FROM TIME TO TIME. ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200 MILLION. AT SEPTEMBER 30, 2015 OUR BORROWING AND LETTER OF CREDIT AVAILABILITY WAS $114.8 MILLION, OF WHICH WE HAD USED $29.7 MILLION FOR OUTSTANDING LETTERS OF CREDIT. THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION. HOWEVER, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR, IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY NEED OR WANT TO DO SO;

•
UNDER OUR JUNE 2015 AGREEMENTS WITH HPT, WE AGREED TO SELL TO HPT UPON COMPLETION OF THEIR DEVELOPMENT, FIVE FULL SERVICE TRAVEL CENTERS FOR DEVELOPMENT AND LAND COSTS, ESTIMATED TO BE UP TO $118 MILLION. OUR AND HPT'S OBLIGATIONS UNDER THESE AGREEMENTS ARE SEPARATE CONTRACTUAL OBLIGATIONS THAT ARE SUBJECT TO VARIOUS TERMS AND CONDITIONS TYPICAL OF LARGE, COMPLEX REAL ESTATE TRANSACTIONS. SOME OF THESE TERMS AND CONDITIONS MAY NOT BE SATISFIED AND, AS A RESULT, SOME OF THESE TRANSACTIONS MAY BE DELAYED, MAY NOT OCCUR OR THE TERMS MAY CHANGE;

•
WE EXPECT TO REINVEST THE CASH PROCEEDS WE RECEIVED FROM OUR SALES OF PROPERTIES AND ASSETS WE MADE TO HPT IN SEPTEMBER 2015 PURSUANT TO OUR JUNE 2015 TRANSACTION AGREEMENT WITH HPT IN REPLACEMENT REAL ESTATE WITHIN 180 DAYS OF THE APPLICABLE SALES IN ORDER TO DEFER CERTAIN TAXES THAT WOULD OTHERWISE BE PAYABLE CURRENTLY. HOWEVER, WE MAY NOT SUCCEED IN TIMELY REINVESTING THOSE PROCEEDS IN QUALIFYING REPLACEMENT REAL ESTATE, IN WHICH CASE, WE WOULD NOT BE ABLE TO DEFER THE TAXES PAYABLE ON THE GAINS WE REALIZED ON THESE SALES;

•
THE TERMS OF OUR RECENT AGREEMENTS WITH HPT WERE NEGOTIATED AND APPROVED BY SPECIAL COMMITTEES OF OUR INDEPENDENT DIRECTORS AND OF HPT’S INDEPENDENT TRUSTEES, NONE OF WHOM ARE DIRECTORS OR TRUSTEES OF THE OTHER COMPANY, AND EACH SPECIAL COMMITTEE WAS REPRESENTED BY SEPARATE COUNSEL. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT THESE AGREEMENTS MAY HAVE ALL THE TERMS CUSTOMARILY INCLUDED IN “ARM’S LENGTH” AGREEMENTS BETWEEN UNRELATED PARTIES. WE AND HPT ARE RELATED PARTIES FOR A NUMBER OF REASONS, INCLUDING BECAUSE HPT IS OUR LARGEST SHAREHOLDER, BECAUSE WE AND HPT HAVE A COMMON BOARD MEMBER, AND BECAUSE BOTH WE AND HPT ENGAGE THE SAME MANAGEMENT COMPANY. ALSO, AN AGREEMENT ENTERED BETWEEN HPT AND US AT THE TIME WE WERE SPUN OUT TO HPT SHAREHOLDERS AND WE BECAME A SEPARATE PUBLIC COMPANY GRANTS HPT CERTAIN RIGHTS OF FIRST REFUSAL REGARDING OUR REAL ESTATE TRANSACTIONS. ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE THAT THE AGREEMENTS BETWEEN US AND HPT CONTAIN ALL THE TERMS CUSTOMARILY INCLUDED IN “ARM’S LENGTH” AGREEMENTS;

•	WE MAY FINANCE OR SELL UNENCUMBERED REAL ESTATE THAT WE OWN. HOWEVER, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE; AND

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

•
FUTURE COMMODITY FUEL PRICE INCREASES, FUEL PRICE VOLATILITY OR OTHER FACTORS MAY CAUSE US TO NEED MORE WORKING CAPITAL TO MAINTAIN OUR INVENTORIES AND CARRY OUR ACCOUNTS RECEIVABLE THAN WE NOW EXPECT AND THE GENERAL AVAILABILITY OF, DEMAND FOR AND PRICING CHARACTERISTICS OF DIESEL FUEL MAY CHANGE IN WAYS WHICH LOWER THE PROFITABILITY ASSOCIATED WITH SELLING DIESEL FUEL TO TRUCKING CUSTOMERS;

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

•
COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX RATES, ENVIRONMENTAL REGULATIONS AND SIMILAR MATTERS MAY INCREASE OUR OPERATING COSTS AND REDUCE OR ELIMINATE OUR PROFITS;

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

•
ALTHOUGH WE BELIEVE THAT WE BENEFIT FROM OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING HPT, RMR, AIC AND OTHERS AFFILIATED WITH THEM, ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH RELATED PARTIES MAY PRESENT A CONTRARY PERCEPTION OR RESULT IN LITIGATION.

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

Part II. Other Information

Item 1. Legal Proceedings
The disclosure under the headings "Legal Proceedings" and "Environmental Contingencies" in Note 6 to the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report is incorporated herein by reference.

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

Exhibit 4.2
Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed January 15, 2013)

Exhibit 4.3
First Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed January 15, 2013)

Exhibit 4.4
Second Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of December 16, 2014 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 16, 2014)

Exhibit 4.5
Third Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of October 5, 2015 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 5, 2015)

Exhibit 4.6	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

Exhibit 4.7	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

Exhibit 4.8	Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

Exhibit 10.1
First Amendment to Amended and Restated Lease Agreement No. 3, dated September 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 24, 2015)

Exhibit 10.2
Third Amendment to Amended and Restated Lease Agreement No. 2, dated September 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 24, 2015)

Exhibit 10.3
Third Amendment to Amended and Restated Lease Agreement No. 4, dated September 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed September 24, 2015)

Exhibit 10.4	Sales Agreement, dated September 23, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed September 24, 2015)

Exhibit 10.5	Sales Agreement, dated September 23, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed September 24, 2015)

Exhibit 10.6	Sales Agreement, dated September 23, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed September 24, 2015)

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 101.1
The following materials from TravelCenters of America LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these Financial Statements, tagged as blocks of text.  (filed herewith)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

		By:	/s/ Andrew J. Rebholz
Date:	November 9, 2015		Name:	Andrew J. Rebholz
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)