Form 10-K
period 2015-12-31
TRAVELCENTERS OF AMERICA LLC
filed 2016-03-14
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Commission file number 001-33274

TRAVELCENTERS OF AMERICA LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5701514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24601 Center Ridge Road, Suite 200, Westlake, OH 44145-5639
(Address of Principal Executive Offices)

(440) 808-9100
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares	NYSE
8.25% Senior Notes due 2028	NYSE
8.00% Senior Notes due 2029	NYSE
8.00% Senior Notes due 2030	NYSE
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting common shares of beneficial ownership, no par value, or common shares, of the registrant held by non-affiliates was $476.9 million based on the $14.85 closing price per common share on the New York Stock Exchange on June 30, 2015. For purposes of this calculation, an aggregate of 3,276,196 common shares held directly by, or by affiliates of, the directors and the officers of the registrant, plus 3,420,000 common shares held by Hospitality Properties Trust, have been included in the number of common shares held by affiliates.
Number of the registrant's common shares outstanding as of February 29, 2016: 38,798,664.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, or our definitive Proxy Statement.

References in this Annual Report on Form 10-K, to "TA", "TravelCenters", the "Company", "we", "us" and "our" include TravelCenters of America LLC and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015, OR THIS ANNUAL REPORT, CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS ANNUAL REPORT THAT MAY NOT OCCUR INCLUDE STATEMENTS THAT:

•
OUR OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 2015, REFLECT INCREASES IN NONFUEL SALES AND GROSS MARGIN OVER THE SAME PERIOD LAST YEAR, INCLUDING ON A SAME SITE BASIS. THIS MAY IMPLY THAT OUR NONFUEL SALES AND MARGIN WILL CONTINUE TO IMPROVE. HOWEVER, CUSTOMER DEMAND AND COMPETITIVE CONDITIONS AMONG OTHER FACTORS MAY SIGNIFICANTLY IMPACT OUR NONFUEL SALES AND THE COSTS OF OUR NONFUEL PRODUCTS MAY INCREASE IN THE FUTURE BECAUSE OF INFLATION OR OTHER REASONS. IF WE ARE NOT ABLE TO PASS INCREASED NONFUEL COSTS TO OUR CUSTOMERS, IF OUR NONFUEL SALES VOLUMES DECLINE OR IF OUR NONFUEL SALES MIX CHANGES IN A MANNER THAT NEGATIVELY IMPACTS OUR NONFUEL MARGIN, OUR NONFUEL SALES AND/OR MARGIN MAY DECLINE;

•
WE HAVE INVESTED AND EXPECT TO CONTINUE TO INVEST TO ACQUIRE AND IMPROVE OUR TRAVEL CENTERS AND CONVENIENCE STORES AND THAT WE EXPECT OUR PROPERTIES WILL PRODUCE IMPROVED STABILIZED FINANCIAL RESULTS AND PROFITS SOMETIME AFTER WE MAKE THESE INVESTMENTS. HOWEVER, MANY OF THE LOCATIONS WE HAVE ACQUIRED PRODUCED OPERATING RESULTS THAT CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS THE LEVEL OF DEMAND FOR OUR GOODS AND SERVICES ARISING FROM THE U.S. ECONOMY. ALSO, OUR FUTURE OPERATING INCOME AND NET INCOME WILL DEPEND UPON MANY FACTORS IN ADDITION TO THE RESULTS REALIZED FROM OUR ACQUIRED SITES; ACCORDINGLY, OUR FUTURE OPERATING INCOME AND NET INCOME MAY NOT INCREASE BUT INSTEAD MAY DECLINE OR WE MAY EXPERIENCE LOSSES;

•
WE HAVE MADE ACQUISITIONS, HAVE AGREED TO MAKE ADDITIONAL ACQUISITIONS, INTEND TO BUILD NEW TRAVEL CENTERS ON LAND THAT WE OWN, AND TO SELL CERTAIN OF THOSE TRAVEL CENTERS WE OWN TO HOSPITALITY PROPERTIES TRUST, OR HPT. THESE STATEMENTS MAY IMPLY THAT THESE ACQUISITIONS AND DEVELOPMENT PROJECTS AND RELATED SALES WILL BE COMPLETED AND THAT THEY WILL IMPROVE OUR FUTURE PROFITS. HOWEVER, OUR ACQUISITIONS ARE SUBJECT TO CLOSING CONDITIONS WHICH MAY NOT BE MET AND THE TRANSACTIONS MAY NOT BE COMPLETED OR MAY BE DELAYED OR THEIR TERMS MAY CHANGE. THERE ARE MANY FACTORS THAT MAY RESULT IN OUR NOT BEING ABLE TO ACQUIRE, RENOVATE AND DEVELOP ADDITIONAL LOCATIONS THAT YIELD PROFITS, INCLUDING COMPETITION FOR SUCH ACQUISITIONS FROM OTHER BUYERS, OUR INABILITY TO NEGOTIATE ACCEPTABLE PURCHASE TERMS AND THE POSSIBILITY THAT WE MAY NEED TO USE OUR AVAILABLE FUNDS FOR OTHER PURPOSES. WE MAY DETERMINE TO DELAY OR NOT TO PROCEED WITH PENDING ACQUISITIONS OR DEVELOPMENT PROJECTS. THOUGH WE HAVE AGREEMENTS TO SELL TO, AND LONG TERM LEASE BACK FROM, HPT THE DEVELOPMENT PROPERTIES UPON THEIR COMPLETION, HPT'S PURCHASES ARE SUBJECT TO CONDITIONS AND THOSE CONDITIONS MAY NOT BE SATISFIED. ALSO, OUR DEVELOPMENT COSTS COULD EXCEED THE MAXIMUM AMOUNT HPT HAS AGREED TO FUND. MOREOVER, MANAGING AND INTEGRATING ACQUIRED AND DEVELOPED LOCATIONS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED AND INVOLVE RISKS OF FINANCIAL LOSSES. WE MAY NOT OPERATE OUR ACQUIRED OR DEVELOPED LOCATIONS AS PROFITABLY AS WE NOW EXPECT;

•
OUR GROWTH STRATEGY IS TO SELECTIVELY ACQUIRE ADDITIONAL LOCATIONS AND BUSINESSES, INCLUDING THE QUAKER STEAK & LUBE® RESTAURANT BUSINESS, AND TO OTHERWISE GROW OUR BUSINESSES. THIS STATEMENT MAY IMPLY THAT WE WILL BE ABLE TO IDENTIFY AND COMPLETE ADDITIONAL ACQUISITIONS, THAT WE WILL BE ABLE TO OTHERWISE GROW OUR BUSINESSES AND THAT ANY ACQUISITIONS OR GROWTH INITIATIVES WE MAY PURSUE WILL IMPROVE OUR PROFITS. HOWEVER, WE MAY NOT SUCCEED IN IDENTIFYING OR ACQUIRING OTHER PROPERTIES AND BUSINESSES OR OTHERWISE GROWING OUR BUSINESS, AND ACQUISITIONS WE MAY MAKE AND OTHER GROWTH INITIATIVES WE MAY PURSUE MAY NOT IMPROVE OUR PROFITS;

•
WE CURRENTLY PLAN TO INVEST TO RENOVATE RECENTLY ACQUIRED PROPERTIES AND WE HAVE ENTERED AGREEMENTS TO ACQUIRE ADDITIONAL CONVENIENCE STORES. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT WE HAVE SUFFICIENT CAPITAL TO MAKE THE INVESTMENTS WE HAVE IDENTIFIED AS WELL AS OTHERS THAT WE HAVE NOT YET IDENTIFIED. HOWEVER, THERE CAN BE NO ASSURANCE THAT WE WILL HAVE SUFFICIENT FUNDING FOR FUTURE CAPITAL INVESTMENTS OR ACQUISITIONS. OUR BUSINESS REQUIRES REGULAR AND SUBSTANTIAL CAPITAL INVESTMENTS TO MAINTAIN THE COMPETITIVENESS OF OUR LOCATIONS AND TO GROW OUR BUSINESS. THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT. SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND THE PROCEEDS FROM OUR SALES OF IMPROVEMENTS, IF ANY, TO HPT MAY BE LESS THAN ANTICIPATED. CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO COMPLETE IN THE FUTURE (AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, DEMANDS OF OUR CUSTOMERS, OR FOR OTHER REASONS) MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED. SOME CAPITAL PROJECTS TAKE MORE TIME TO COMPLETE THAN ANTICIPATED. AS A RESULT OF MARKET CONDITIONS OR OTHER CONSIDERATIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRAL MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE. ALSO, WE MAY BE UNABLE TO ACCESS REASONABLY PRICED CAPITAL TO FUND SUCH INVESTMENTS;

•
WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200 MILLION, WHICH WE REFER TO AS OUR CREDIT FACILITY. HOWEVER, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORY THAT VARY IN AMOUNT FROM TIME TO TIME. ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200 MILLION. AT DECEMBER 31, 2015, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY WAS $84.7 MILLION, OF WHICH WE HAD USED $34.5 MILLION FOR OUTSTANDING LETTERS OF CREDIT. THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION. HOWEVER, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY NEED OR WANT TO DO SO;

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

•
THE TERMS OF OUR JUNE 2015 AGREEMENTS WITH HPT WERE NEGOTIATED AND APPROVED BY SPECIAL COMMITTEES OF OUR INDEPENDENT DIRECTORS AND OF HPT’S INDEPENDENT TRUSTEES, NONE OF WHOM ARE DIRECTORS OR TRUSTEES OF THE OTHER COMPANY, AND EACH SPECIAL COMMITTEE WAS REPRESENTED BY SEPARATE LEGAL COUNSEL. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT THESE AGREEMENTS MAY HAVE ALL THE TERMS CUSTOMARILY INCLUDED IN “ARM’S LENGTH” AGREEMENTS BETWEEN UNRELATED PARTIES. WE AND HPT ARE RELATED PARTIES FOR A NUMBER OF REASONS, INCLUDING BECAUSE HPT IS OUR LARGEST SHAREHOLDER, BECAUSE WE AND HPT HAVE A COMMON BOARD MEMBER, AND BECAUSE BOTH WE AND HPT ENGAGE THE SAME MANAGEMENT COMPANY. ALSO, AN AGREEMENT ENTERED BETWEEN HPT AND US AT THE TIME WE WERE SPUN OUT TO HPT SHAREHOLDERS AND WE BECAME A SEPARATE PUBLIC COMPANY GRANTS

HPT CERTAIN RIGHTS OF FIRST REFUSAL REGARDING OUR REAL ESTATE TRANSACTIONS. ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE THAT THE AGREEMENTS BETWEEN US AND HPT CONTAIN ALL THE TERMS CUSTOMARILY INCLUDED IN “ARM’S LENGTH” AGREEMENTS;

•	WE MAY FINANCE OR SELL UNENCUMBERED REAL ESTATE THAT WE OWN. HOWEVER, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE;

•
WE AND HPT ARE CHALLENGING THE VIRGINIA DEPARTMENT OF TRANSPORTATION, OR VDOT, VALUATION OF THE PROPERTY WE LEASED FROM HPT AND OPERATED IN ROANOKE, VA, THAT WAS TAKEN BY EMINENT DOMAIN PROCEEDINGS BY VDOT. THE IMPLICATION OF THIS STATEMENT MAY BE THAT WE AND HPT WILL RECOVER ADDITIONAL AMOUNTS FROM VDOT THAT WOULD FURTHER REDUCE OUR RENT PAYABLE TO HPT AND/OR PROVIDE US A CASH PAYMENT. HOWEVER, WE MAY NOT BE SUCCESSFUL IN OUR CHALLENGE AND WE EXPECT THAT THE ULTIMATE RESOLUTION OF THIS MATTER WILL TAKE A CONSIDERABLE PERIOD OF TIME; AND

•
WE BELIEVE OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING HPT, THE RMR GROUP LLC (FORMERLY KNOWN AS REIT MANAGEMENT & RESEARCH LLC), OR RMR, AFFILIATES INSURANCE COMPANY, OR AIC, AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

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

•
FUTURE COMMODITY FUEL PRICE INCREASES, FUEL PRICE VOLATILITY OR OTHER FACTORS MAY CAUSE US TO NEED MORE WORKING CAPITAL TO MAINTAIN OUR INVENTORY AND CARRY OUR ACCOUNTS RECEIVABLE THAN WE NOW EXPECT AND THE GENERAL AVAILABILITY OF, DEMAND FOR AND PRICING CHARACTERISTICS OF MOTOR FUELS MAY CHANGE IN WAYS WHICH LOWER THE PROFITABILITY ASSOCIATED WITH SELLING MOTOR FUELS TO OUR CUSTOMERS;

•
OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO MAINTAIN THE CURRENT CREDIT TERMS FOR OUR PURCHASES. IF WE ARE UNABLE TO PURCHASE GOODS ON REASONABLE CREDIT TERMS, OUR REQUIRED WORKING CAPITAL MAY INCREASE AND WE MAY INCUR MATERIAL LOSSES. ALSO, IN TIMES OF RISING FUEL AND NONFUEL PRICES OUR SUPPLIERS MAY BE UNWILLING OR UNABLE TO INCREASE THE CREDIT AMOUNTS THEY EXTEND TO US, WHICH MAY INCREASE OUR WORKING CAPITAL REQUIREMENTS. THE AVAILABILITY AND THE TERMS OF ANY CREDIT WE MAY BE ABLE TO OBTAIN ARE UNCERTAIN;

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

•	FUEL SUPPLY DISRUPTIONS MAY OCCUR, WHICH MAY LIMIT OUR ABILITY TO OBTAIN FUEL;

•
COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING AND FINANCIAL REPORTING STANDARDS AND REGULATIONS, TAX RATES, ENVIRONMENTAL REGULATIONS, PAYMENT CARD INDUSTRY REQUIREMENTS AND SIMILAR MATTERS MAY INCREASE OUR OPERATING COSTS AND REDUCE OR ELIMINATE OUR PROFITS;

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

PART I

Item 1. Business
Business Overview
We are a Delaware limited liability company. We operate and franchise 456 travel center and convenience store locations. Our customers include trucking fleets and their drivers, independent truck drivers and highway and local motorists. We offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, more than 39 different brands of quick service restaurants, or QSRs, travel/convenience stores and various driver amenities. Additionally, we collect rents, royalties and other fees from our tenants, franchisees and dealers.
We manage our business on the basis of two reportable segments: travel centers and convenience stores. See Note 15 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our segments. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of December 31, 2015, our business included 252 travel centers in 43 states in the United States, or U.S., primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 176 operated under the "TravelCenters of America" and "TA" brand names, or the TA brand, including 161 that we operated and 15 that franchisees operated, including five we lease to franchisees, and 76 operated under the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand, including 62 that we operated and 14 that franchisees operated. Of our 252 travel centers at December 31, 2015, we owned 32, we leased 194, including 192 that we leased from Hospitality Properties Trust, or HPT, we operated two for a joint venture and our franchisees owned or leased from others 24. Substantially all of our travel centers include a convenience store, at least one restaurant, a truck service/repair facility and fueling lanes for trucks and passenger vehicles. We report this portion of our business as our travel center segment.
The U.S. travel center and truck stop industry consists of travel centers, truck stops, diesel fuel outlets and similar properties. We believe that although the travel center and truck stop industry is highly fragmented, with approximately 6,400 travel centers and truck stops in the U.S., the largest trucking fleets tend to purchase the majority of their fuel from us and our two largest competitors. Many of our travel centers were originally developed years ago when prime real estate locations along the interstate highway system were more readily available than they are today, which we believe would make it difficult to replicate our business. We believe that our nationwide travel centers provide an advantage to large trucking fleets, particularly long haul trucking fleets, by enabling them to (i) take advantage of efficiencies afforded by the wide array of services our travel centers provide for their equipment and their drivers and (ii) reduce the number of their suppliers by routing their trucks through our travel centers from coast to coast and border to border.
As of December 31, 2015, our business also included 204 convenience stores not located on a travel center property in 11, primarily Midwestern, states of the U.S. We operate our convenience stores primarily under the "Minit Mart" brand name, or the Minit Mart brand. Of these 204 convenience stores at December 31, 2015, we owned 173 and we leased or managed 29, including one that we leased from HPT, and we operated two for a joint venture in which we own a noncontrolling interest. Additionally, we collect rent from one dealer who operates a convenience store we own. We report this portion of our business as our convenience store segment.
The U.S. convenience store industry consists of convenience stores, gasoline stations and similar properties. As of December 31, 2015, the convenience store industry consisted of roughly 154,000 convenience stores in the U.S. The convenience store industry is highly competitive with ease of entry and constant changes in the number and types of retailers offering the products and services similar to those we offer. Fuel, food, including prepared foods, and nonfood items similar or identical to those sold by us are generally available from various competitors in the communities we serve, including other convenience store chains, independent convenience store operators, supermarkets, drug stores, mass merchants, and other retail stores.
As of December 31, 2015, we employed approximately 13,500 people on a full time basis and 9,900 people on a part time basis at our travel centers and convenience stores and we employed an additional 850 people in field management, corporate and other roles to support these locations. Thirty-eight of our employees at two travel centers are represented by unions.

Our Growth Strategy
Since 2011, our growth strategy has been to acquire additional travel center locations and, since 2013, convenience store locations. Further, in 2015, we announced our intention to acquire the Quaker Steak & Lube® casual dining restaurant brand and related assets. We currently intend to continue our efforts to selectively acquire additional properties and businesses and to otherwise grow our businesses. Our acquisitions since the beginning of 2011 and planned acquisitions are summarized below. See also Note 3 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report for more information about our acquisitions.

•
During 2016, to the date of this Annual Report, we entered agreements to acquire 16 convenience stores for a total of $23.3 million. We expect to complete these acquisitions in the first half of 2016, but these acquisitions are subject to conditions and may not occur, may be delayed or the terms may change.

•
As of December 31, 2015, we had entered agreements to acquire 24 convenience stores for an aggregate purchase price of $32.8 million and 53 restaurant locations (including owned, leased and franchised locations) for a total of $25.0 million. Through the date of this Annual Report, we completed the purchase of seven of these convenience stores for an aggregate purchase price of $13.9 million. We expect to complete the remaining acquisitions in 2016, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change.

•	During 2015, we acquired three travel centers and 170 convenience stores for an aggregate purchase price of $320.3 million.

•	During 2014, we acquired four travel centers for an aggregate amount of $28.7 million.

•
During 2013, we acquired nine travel centers and the business of a franchisee at a travel center such franchisee had previously subleased from us and 31 convenience stores for an aggregate amount of $111.5 million.

•	During 2012, we acquired 10 travel centers and the businesses of our franchisees at four travel centers that such franchisees previously had subleased from us for an aggregate amount of $52.1 million.

•	During 2011, we acquired six travel centers and two properties ancillary to existing travel centers for an aggregate amount of $37.8 million.
As of December 31, 2015, we had begun construction of travel centers on three parcels of previously undeveloped land we own and planned to begin construction on one additional parcel we own during 2016. In January of 2016, we completed development of one of these travel centers. We also have begun construction of a new travel center on an owned property that previously included only a convenience store and truck repair facility. We may decide to build additional travel centers or other facilities in the future on six other parcels of largely undeveloped land we own. We occasionally consider purchasing properties for future development and we expect to continue to do so in the future.
We believe that in addition to growing our business through our acquisitions and development plans, we have opportunities to increase revenues and profits through continued investment in our existing properties, including continuing the renovations and stabilization of operations at locations we have acquired recently or may acquire in the future. Recent investments in our existing properties have included projects such as parking lot expansions, construction of additional truck repair bays, restaurant remodeling, the installation of additional QSR offerings, installation of diesel exhaust fluid, or DEF, and liquid natural gas, or LNG, dispensers for sale of those products, and expansion of our Reserve-It!™ parking, RoadSquad®, RoadSquad Connect™ and RoadSquad OnSite® offerings.
Typical improvements we make at acquired travel centers include adding truck repair facilities and nationally branded QSRs, paving parking lots, rebranding gasoline offerings, replacing outdated fuel dispensers, installing DEF dispensing systems, changing signage, installing point of sale and other information technology, or IT, systems and general building and cosmetic upgrades. The improvements to travel center properties we acquire are often substantial and require a long period of time to plan, design, permit and complete, and after being completed require a period of time to become part of our customers' supply networks and produce stabilized financial results. We estimate that the travel centers we acquire generally will reach financial stabilization in approximately the third year after acquisition, but the actual result can vary widely from this estimate due to many factors, some of which are outside our control.
Improvements that we typically make at acquired convenience stores include rebranding to the Minit Mart brand, adding QSRs, rebranding gasoline offerings and completing any required deferred maintenance. We estimate that the convenience stores that we acquire will generally reach financial stabilization within one year after acquisition, but the actual results can vary widely from the estimate due to many factors, some of which are outside our control.

Our Travel Center and Convenience Store Locations
Our typical travel center includes:

•	over 25 acres of land with parking for approximately 186 tractor trailers and 100 cars;

•	a full service restaurant and one or more QSRs that we operate as a franchisee under various brands;

•	a truck repair facility and parts store;

•	multiple diesel and gasoline fueling points, including DEF at the diesel lanes; and

•	a travel/convenience store, game room, lounge and other amenities for professional truck drivers and motorists.
Substantially all of our travel centers are full service sites located on or near an interstate highway exit and offer fuel and nonfuel products and services 24 hours per day, 365 days per year.
Our typical convenience store includes:

•	approximately 10 fueling positions;

•	approximately 3,100 square feet of interior space on an acre of land; and

•	multiple merchandise and QSR offerings.
The majority of our convenience stores are open 24 hours per day, 365 days per year.
Our locations offer a broad range of products and services designed to appeal to our customers, including:

•
Fuel. We sell diesel fuel at separate truck fueling lanes at our travel centers. We sell branded and unbranded gasoline and diesel fuel at motorist fuel islands at our travel centers and convenience store locations. As of December 31, 2015, we offered branded gasoline at 427 of our 456 locations and unbranded gasoline at 15 of our locations (six of which are operated by franchisees of ours and the remainder of which are expected to be converted to a nationally recognized brand during the first six months of 2016).

•
Diesel Exhaust Fluid. DEF is an additive that is required by most truck engines manufactured after 2010. As of December 31, 2015, we offered DEF from dispensers on the diesel fueling island at all of our travel centers.

•
Full Service Restaurants and QSRs. Most of our travel centers have both full service restaurants and QSRs that offer customers a wide variety of nationally recognized branded food choices. The substantial majority of our full service restaurants are operated under our Iron Skillet® and Country Pride® brands and offer menu table service and buffets. We also operate 39 different brands of QSRs, including Arby's®, Burger King®, Dunkin' Donuts®, Pizza Hut®, Popeye's Chicken & Biscuits®, Starbuck's Coffee®, Subway® and Taco Bell®. As of December 31, 2015, 217 of our travel centers included a full service restaurant, 240 of our travel centers and convenience stores offered at least one QSR, and there were a total of 450 QSRs in our 456 locations.

•
Truck Service. Most of our travel centers have truck repair and maintenance facilities and we have plans to add truck repair and maintenance facilities to four travel centers that were purchased in 2014 and 2015. Our 247 truck repair and maintenance facilities typically have between three and six service bays and are staffed by mechanics and service technicians employed by us or our franchisees. These shops generally operate 24 hours per day, 365 days per year, and offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes, wheel alignments and tire repair to specialty services such as diagnostics and repair of air conditioning, brakes and electrical systems. Our repair and maintenance services are generally covered by our warranty. Most of our truck repair and maintenance facilities provide some warranty work on Daimler Trucks North America, or Daimler, brand trucks through our participation in the Freightliner ServicePoint® and Western Star ServicePoint® programs, as described under the heading "Operations—Daimler Agreement" below.

RoadSquad® is a roadside truck service program that operates 24 hours per day, seven days per week and includes a fleet of approximately 470 heavy duty emergency vehicles at our company operated sites. Our service trucks are positioned at our travel centers and centrally dispatched to assist customers with repairs when they are unable to bring their truck to our travel center due to a break down. RoadSquad Connect™ is our centralized call center to dispatch both our RoadSquad® vehicles and third party roadside service providers, and is designed to extend the geographic reach of RoadSquad®. RoadSquad Connect™ includes service providers in 48 U.S. states and one Canadian province with a total of approximately 1,500 locations. We also offer truck and trailer repair services at customer facilities through a service program we refer to as RoadSquad OnSite®.

•
Travel Stores. Our travel stores located at a travel center have a selection of over 4,700 items, including packaged food and snack items, beverages, non-prescription drug and beauty supplies, batteries, automobile accessories, and music and video products. Each travel store also has a "to go" bar offering fresh brewed coffee, hot dogs, prepared sandwiches and other prepared foods. Our travel stores in our travel centers also sell items specifically designed for the truck driver's "on the road" lifestyle, including laundry supplies, clothing, truck accessories and a variety of electronics. We have recently begun a program to use Minit Mart branding at the travel stores in our travel centers; as of the date of this Annual Report, 25 of these include Minit Mart signage and branding elements.

•
Convenience Stores. Our standalone convenience stores have a selection of over 3,600 items, including packaged food and snack items, beverages, tobacco products, non-prescription drug and beauty supplies, batteries, and automobile accessories. Each convenience store also has a "to go" bar offering fresh brewed coffee, hot dogs, prepared sandwiches and other prepared foods. A majority of our convenience stores also offer car washes.

•
Additional Driver Services. We believe that trucking fleets can improve the retention and recruitment of truck drivers by directing them to visit large, high quality, full service travel centers with plentiful overnight parking. We offer commercial truck and other customer loyalty programs, the principal program being the UltraOne® Club, that are similar to the frequent shopper programs offered by other retailers. Drivers receive points for diesel fuel purchases and for spending on selected nonfuel products and services. These points can be redeemed for discounts on nonfuel products and services at our travel centers. In addition, we publish a magazine called RoadKing® which includes articles and advertising of interest to professional truck drivers. Some of our travel centers offer casino gaming. We strive to provide a consistently high level of service and amenities to professional truck drivers at all of our travel centers, making our travel centers an attractive choice for trucking fleets. Most of our travel centers provide truck drivers the amenities listed below:

•	specialized business services, including an information center where drivers can send and receive faxes, overnight mail and other communications;

•	Reserve-It!™ parking program, which allows drivers to reserve for a fee a parking space in advance of arriving at a travel center;

•	a banking desk where drivers can cash checks and receive funds transfers from fleet operators;

•	wi-fi internet access;

•	a laundry area with washers and dryers;

•	private showers;

•	free exercise facilities; and

•	areas designated for truck drivers only, including a theater or big screen television room with a video player and comfortable seating.
Operations
Fuel. We sell fuel to our customers at prices that we establish daily or are indexed to market prices and reset daily. We have numerous sources for our diesel fuel and gasoline supply, including nearly all of the major and large oil companies operating in the U.S. We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and generally are reset daily. By establishing diesel fuel supply relationships with several alternate suppliers for most locations, we believe we are able to effectively create competition for our purchases among various diesel fuel suppliers. We also believe that purchasing arrangements with multiple diesel fuel suppliers may help us avoid product outages during times of diesel fuel supply disruptions. At some locations, however, there are few suppliers for diesel fuel in that market and we may have only one viable supplier. Generally we have single sources of supply for gasoline at each of our locations. We offer biodiesel at a number of our travel centers and have a limited number of suppliers for this product at those sites. During 2014, we began selling LNG at some of our travel centers. As of December 31, 2015, we sold LNG at six locations and we expect to add LNG offerings at two additional travel centers during 2016. Equilon Enterprises LLC doing business as Shell Oil Products U.S., or Shell, is expected to be our sole supplier of LNG at these locations.
Generally our fuel purchases are delivered directly from suppliers' terminals to our locations. We do not contract to purchase substantial quantities of fuel to hold as inventory. We generally have less than three days of diesel fuel and gasoline inventory at our locations. We are exposed to price increases and interruptions in supply. We believe our exposure to market price increases for diesel fuel and gasoline is partially mitigated by the significant amount of our diesel fuel and gasoline sales that are sold under arrangements that include pricing formulae that reset daily and are indexed to market prices and by our generally not purchasing fuel for delivery other than on the date of purchase. We historically have not engaged in any fixed or hedged price fuel contracts.

Nonfuel products. We have many sources for the large variety of nonfuel products that we sell. We have developed supply relationships with several suppliers of key nonfuel products, including Daimler for truck parts, Bridgestone Americas Tire Operations, LLC, Michelin North America, Inc. and The Goodyear Tire & Rubber Company for truck tires, McLane Company, Inc. for convenience store and tobacco products and ExxonMobil Oil Corporation and Shell for lubricants. We maintain two distribution centers to distribute certain nonfuel and nonperishable products to our locations using a combination of contract carriers and our fleet of trucks and trailers. We believe these distribution centers allow us to purchase, maintain and transport inventory and supplies at lower costs.
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
Competition
Travel Centers
Fuel and nonfuel products and services can be obtained by trucking companies and truck drivers from a variety of sources, including national and regional full service travel centers and pumper only truck stops, some of which are owned or franchised by large chains and some of which are independently owned and operated, and some large service stations. In addition, some trucking companies operate their own terminals to provide fuel and services to their own trucking fleets and drivers. Also, some of our competitors may have more resources than we do and vertically integrated fuel and other businesses which may provide them competitive advantages. For all of these reasons and others, we can provide no assurance that we will be able to compete successfully.
Although there are in excess of 6,400 travel centers and truck stops in the U.S., we believe that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at the approximately 1,900 travel centers and truck stops that are located at or near interstate highway exits. Based on the number of locations, TA, Pilot Travel Centers LLC, or Pilot, and Love's Travel Stops and Country Stores, Inc., or Love's, are the three largest companies focused principally on the travel center industry.
We compete with other travel center and truck stop chains based primarily on diesel fuel prices. We also experience competition, to a lesser extent, from travel center chains and independent full service travel centers that are based on the quality, variety and pricing of the wide array of nonfuel products, service and amenities offerings. Our truck repair and maintenance facilities compete with other providers of truck repair and maintenance facilities, including some at Pilot and Love's locations. These two competitors have increased their respective numbers of truck repair and maintenance facilities over the past few years; however, they do not currently offer as large a chain of repair and maintenance facilities as we do and generally do not offer the breadth of services that we offer. For truck maintenance and repair services, we also compete with regional full service travel center and truck stop chains, full service independently owned and operated travel centers and truck stops, fleet maintenance terminals, independent garages, truck dealerships, truck quick lube facilities and other parts and service centers. We also compete with other full service restaurants, QSRs, mass merchandisers, electronics stores, drugstores and convenience stores. Some truck fleets own their own fuel, repair and maintenance facilities; however, we believe the long term trend has been toward a reduction in these facilities in favor of obtaining fuel, repair and maintenance services from third parties like us. We believe that we are able to compete successfully because we offer consistent, high quality products and services in our nationwide chain of large full service travel centers that feature a large menu of truck maintenance and repair offerings, numerous diverse dining choices, large parking lots and various driver amenities.

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
Convenience Stores
The convenience store industry is highly competitive with ease of entry and constant changes in the number and types of retailers offering the products and services similar to those we offer. Fuel, food, including prepared foods, and nonfood items similar or identical to those sold by us are generally available from various competitors in the communities we serve, including other convenience store chains, independent convenience store operators, supermarkets, drug stores, discount clubs, motor fuel service stations, mass merchants, fast food operations, gasoline stations and other retail stores. We believe our stores compete principally with their local grocery stores, convenience stores, restaurants, and larger gasoline stations offering a more limited selection of grocery and food items for sale. As of December 31, 2015, the convenience store industry consisted of roughly 154,000 convenience stores in the U.S. Based on the number of our locations, and including the convenience store operations within our travel centers, we believe we are one of the 25 largest companies in the convenience store industry.
Our Leases with HPT
In June 2015, we and HPT agreed to expand and subdivide the lease pursuant to which we then leased 144 properties from HPT, or the Prior TA Lease, into four amended and restated leases, or the New TA Leases. As a result, we now have five leases with HPT, the four New TA Leases for 153 properties, and the pre-existing Petro Lease for 40 properties. We refer to the Petro Lease and the four New TA Leases (or, with respect to periods prior to June 2015, the Petro Lease and the Prior TA Lease) collectively as the HPT Leases. One of our subsidiaries is a tenant under the leases, and we, and in the case of our four New TA Leases certain of our subsidiaries, guarantee the tenants' obligations under the leases. See Note 12 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report for more information about the terms of the HPT Leases and related amounts. The following are summaries of the material terms of these leases, as amended.
Term. The Petro Lease expires on June 30, 2024. The four New TA Leases expire one each on December 31, 2026, 2028, 2029, and 2030. Each lease may be extended by us for up to two additional periods of 15 years each.
Rent. As of December 31, 2015, the HPT Leases require us to pay minimum rent to HPT in an amount of $255.6 million per year. We may request that HPT purchase approved renovations, improvements and equipment additions we make at the leased properties, in return for an increase in our minimum annual rent equal to the amount paid by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. HPT is not required to purchase any improvements and we are not required to sell any improvements to HPT.
Percentage Rent. Under the Petro Lease, we began to incur percentage rent payable to HPT in 2013. The percentage rent equals 3% of increases in nonfuel gross revenues and, until June 2015, 0.3% of increases in gross fuel revenues at the leased properties over base amounts. Percentage rent for 2014, which totaled $2.9 million, was incorporated into the minimum annual rent under the New TA Leases, and 2015 became the percentage rent base year for the New TA Leases. Beginning in 2016, percentage rent will be 3.0% of the excess of gross nonfuel revenues for any particular year over the percentage rent base year amount. HPT has agreed to waive payment of the first $2.5 million of percentage rent that may become due under our Petro Lease; through December 31, 2015, HPT has waived, in aggregate, $2.1 million of the $2.5 million of percentage rent to be waived.
Deferred Rent. We owe deferred rent to HPT in an aggregate amount $150.0 million, of which $42.9 million, $29.3 million, $29.1 million, $27.4 million and $21.2 million will be due and payable on June 30, 2024, and December 31, 2026, 2028, 2029 and 2030, respectively. Interest does not accrue on this deferred rent obligation, subject to exceptions. This deferred rent obligation may be accelerated by HPT and become due on an earlier date and interest shall begin to accrue thereon upon the occurrence of certain events, including a change of control of us.

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
Indemnification and Insurance. With limited exceptions, we indemnify HPT for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased properties. We generally must maintain commercially reasonable insurance. Our insurance coverage requirements include:

•	property insurance in an amount equal to the full replacement cost of at risk improvements at our leased properties;

•	business interruption insurance;

•	general liability insurance, including bodily injury and property damage, in amounts that are generally maintained by companies operating travel centers;

•	flood insurance for any property located in whole or in part in a flood plain;

•	workers' compensation insurance if required by law; and

•	such additional insurance as may be generally maintained by companies operating travel centers, including certain environmental insurance.
The HPT Leases generally require that HPT be named as an additional insured under our insurance policies.
Damage, Destruction or Condemnation. If any leased property is damaged by fire or other casualty or taken by eminent domain, we are generally obligated to rebuild. If the leased property cannot be restored, HPT will generally receive all insurance or taking proceeds, we are liable to HPT for any deductible or deficiency between the replacement cost and the amount of such proceeds, and the annual minimum rent will be reduced by (i) in the case of the New TA Leases, at HPT's option, either 8.5% of the net proceeds paid to HPT or the fair market rental of the damaged, destroyed or condemned property, or portion thereof, as of the commencement date of the New TA Leases; (ii) in the case of a casualty loss under the Petro Lease, 8.5% of the net proceeds paid to HPT plus 8.5% of the fair market value of the land; and (iii) in the case of a taking under the Petro Lease, 8.5% of the amount of the net proceeds paid to HPT.
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

•
our default under any indebtedness of $10.0 million or more for the New TA Leases, or $20.0 million or more for the Petro Lease, that gives the holder the right to accelerate the maturity of the indebtedness; and

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
Lease Termination. When a lease terminates, any equipment, furniture, fixtures, inventory and supplies at the leased properties that we own may be purchased by HPT at its then fair market value. Also at termination of the New TA Leases, HPT has the right to license any of our software used in the operation of the leased properties at its then fair market value and to offer employment to employees at the leased properties; and under the HPT Leases we have agreed to cooperate in the transfer of permits, agreements and the like necessary for the operation of the leased properties.
Territorial Restrictions. Under the terms of each lease, without the consent of HPT, we generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which a travel center owned by HPT is located.
Non-Economic Properties. If during a lease term the continued operation of any leased property becomes non-economic in our reasonable determination and we and HPT cannot agree on an alternative use for the property, we may offer that property for sale, including the sale of HPT's interest in the property, free and clear of our leasehold interests. No sale of a property leased from HPT, however, may be completed without HPT's consent. In the event we obtain a bona-fide offer to purchase the property and HPT consents to the sale, the net sale proceeds received will be paid to HPT, exclusive of amounts associated with our personal property, which we can elect to sell to the buyers or keep, and the annual minimum rent payable shall be reduced. In the case of the New TA Leases, this rent reduction will be, at HPT's option, either the amount of such proceeds times 8.5% or the fair market rental for such property as of the commencement date of the lease; in the case of the Petro Lease, this reduction will be the amount of such proceeds times 8.5%. If we obtain a bona-fide offer to purchase the property but HPT does not consent to the sale of the property, that property will no longer be part of the lease and the minimum rent will be reduced as if the sale had been completed at the amount offered. No more than a total of 15 properties subject to the New TA Leases and no more than five properties subject to the Petro Lease may be offered for sale as non-economic properties during the applicable lease term.
Arbitration. Our leases with HPT also include arbitration provisions for the resolution of disputes, claims and controversies.
See Note 12 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report for more information about the terms of the HPT Leases and related amounts.

Relationships with Franchisees
We have lease and franchise agreements with lessees and owners of travel centers. We collect rent and franchise, royalty and other fees under these agreements. As of December 31, 2015, 29 of our travel centers were operated by our franchisees. Five of these travel centers are owned by us and leased to franchisees. Twenty-four of these travel centers are owned, or leased from others, by our franchisees. As of December 31, 2015, one franchisee operated four travel centers, two operated two travel centers, and 21 operated one travel center each. The table below summarizes by state information as of December 31, 2015, regarding branding and ownership of the travel centers our franchisees operate and excludes travel centers we operate. Similar information for the locations we operate is included in Item 2 of this Annual Report.

	Brand Affiliation:			Ownership of Sites By:
	TA(1)	Petro	Total	TA	Franchisee or Others(1)
Alabama	1	1	2	1	1
Georgia	1	—	1	1	—
Illinois	—	1	1	—	1
Iowa	1	—	1	—	1
Kansas	1	1	2	—	2
Minnesota	—	2	2	—	2
Missouri	2	2	4	—	4
North Carolina	—	1	1	—	1
North Dakota	—	1	1	—	1
Ohio	1	1	2	—	2
Oregon	1	—	1	—	1
Pennsylvania	1	—	1	—	1
Tennessee	2	—	2	1	1
Texas	2	—	2	2	—
Virginia	1	2	3	—	3
Wisconsin	1	2	3	—	3
Total	15	14	29	5	24

(1)	Since December 31, 2015, through the date of this Annual Report we entered into a franchise agreement for one additional travel center in Texas.
Franchise Agreements
Material provisions of our franchise agreements typically include the following:
Initial Franchise Fee. The initial franchise fee for a new franchise is $1.0 million.
Term of Agreement. The initial term of a franchise agreement is generally 10 to 15 years. Our TA franchise agreements generally provide for two five year renewals on the terms then being offered to prospective franchisees at the time of the franchise renewal and our Petro franchise agreements generally provide for two five year renewals on the same terms as the expiring agreements. As of December 31, 2015, our franchise agreements had an average remaining term excluding renewal options of five years and an average remaining term including renewal options of 11 years.
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
Royalty Payments on Nonfuel Revenues. Franchisees are required to pay us a royalty fee generally equal to between 2.0% and 4.0% of nonfuel revenues, in some cases up to a threshold amount, with a lower percentage fee payable on amounts in excess of the threshold amount and on revenues from branded QSRs.
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
Franchisee Lease Agreements
In addition to franchise fees, we also collect rent from franchisees who lease their respective travel centers from us. At December 31, 2015, there were five such leased franchisee travel centers. The current terms of the five lease agreements end between June and September 2017. Four of the five leases have one renewal option for an additional five year period; the fifth lease has no renewal option. The leases require that the franchisees notify us of their intent to renew the lease at least 90 days but not more than 180 days prior to the expiration of the current term. Among other things, renewal is contingent upon the franchisee not being in default under the expiring lease and executing our then current form of lease, the terms of which may differ from the expiring lease, including without limitation, increased rent.
Regulatory Environment
Environmental Regulation
Extensive environmental laws regulate our operations and properties. These laws may require us to investigate and clean up hazardous substances, including petroleum or natural gas products, released at our owned and leased properties. Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance at our locations. We use both underground storage tanks and above ground storage tanks to store petroleum products, natural gas and other hazardous substances at our locations. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water. Under the terms of the HPT Leases, we generally have agreed to indemnify HPT for any environmental liabilities related to properties that we lease from HPT and we are required to pay all environmental related expenses incurred in the operation of the properties. Under an agreement with Shell, we have agreed to indemnify Shell and its affiliates from certain environmental liabilities incurred with respect to our travel centers where Shell has installed natural gas fueling lanes.

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
Gaming Regulation
As a result of our involvement in gaming operations at some of our travel centers operated through certain of our subsidiaries, we and such subsidiaries, which we refer to as our licensed subsidiaries, are currently subject to gaming regulations in Illinois, Louisiana, Montana and Nevada. Requirements under gaming regulations vary by jurisdiction but include, among other things:

•
findings of suitability by the relevant gaming authorities with respect to, or licensure of, certain of our and our licensed subsidiaries' officers, directors and key employees and certain individuals having a material relationship with us or our licensed subsidiaries;

•	findings of suitability by the relevant gaming authorities with respect to certain of our security holders and restrictions on ownership of certain of our securities;

•	prior approval in certain circumstances by the relevant gaming authorities of public offerings of our securities;

•	prior approval by the relevant gaming authorities of changes in control of us; and

•	specified reporting requirements.
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

Seasonality
Our sales volumes are lower in the first and fourth quarters than the second and third quarters of each year. In the first quarter, the movement of freight by professional truck drivers as well as motorist travel are usually at their lowest levels of each calendar year. In the fourth quarter, freight movement is lower due to vacation time taken by professional truck drivers associated with the holiday season. While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences as our rent and certain other costs do not vary seasonally.
Intellectual Property
We own the "Petro Stopping Centers" and "Minit Mart" names and related trademarks and various trade names used in our business such as RoadSquad®, RoadSquad Connect™, UltraOne®, Iron Skillet®, Reserve-It!™ and others. We have the right to use the "TA", "TravelCenters of America", Country Pride® and certain other trademarks, which are owned by HPT, during the terms of each of the four New TA Leases. We also license certain trademarks used in the operation of certain of our QSRs and convenience stores and may in the future license trademarks to be used in the operation of one or more of our full service restaurants. We believe that these trademarks are important to our business, but that they could be replaced with alternative trademarks without significant disruption in our business except for changes in cost, which may be significant.
Internet Websites
Our internet website addresses are www.ta-petro.com and www.minitmart.com. Copies of our governance guidelines, code of business conduct and ethics, our insider trading policy and our policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website at www.ta-petro.com and also may be obtained free of charge by writing to our Secretary, TravelCenters of America LLC, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458. We make available, free of charge, on our website at www.ta-petro.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Any shareholder or other interested party who desires to communicate with our Independent Directors, individually or as a group, may do so by filling out a report on our website at www.ta-petro.com. Our Board of Directors also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our Board of Directors can be found on our website at www.ta-petro.com.

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
Our indebtedness and rent obligations are substantial. The terms of our leases with HPT require us to pay all of our operating costs and generally fixed amounts of rent. During periods of business decline, our revenues and gross margins may decrease but our minimum rents due to HPT and the interest payable on our indebtedness do not decline. A decline in our revenues or an increase in our expenses may make it difficult or impossible for us to make payments of interest and principal on our debt or meet all of our rent obligations and could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease obligations or other purposes. Our substantial indebtedness and rent obligations may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to competitors that have lower relative debt levels. If we default under our HPT leases, we may be unable to continue our business. Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.
Fuel price increases and fuel price volatility negatively affect our business.
Increasing fuel prices and fuel price volatility have several adverse impacts upon our business. First, high fuel prices result in higher truck shipping costs. This causes shippers to consider alternative means for transporting freight, which reduces trucking business and, in turn, reduces our business. Second, high fuel prices cause our trucking customers to seek cost savings throughout their businesses. This has resulted in the implementation by many of our customers of measures to conserve fuel, such as lower maximum driving speeds and reduced truck engine idling, which measures reduce total fuel consumption and in turn reduce our fuel sales. Third, higher fuel prices may result in less disposable income for our customers to purchase our nonfuel goods and services. Fourth, higher and more volatile fuel commodity prices increase the working capital needed to maintain our fuel inventory and receivables, and this increases our costs of doing business. Further, increases in fuel prices may place us at a cost disadvantage to our competitors that may have larger fuel inventory or forward contracts executed during periods of lower fuel prices. If fuel commodity prices or fuel price volatility increase, our financial results may not improve and may worsen.
Increasing truck fuel efficiency may adversely impact our business.
Government regulation and the high cost of motor fuels in recent years are causing truck manufacturers and our trucking customers to focus on fuel efficiency. The largest part of our business consists of selling motor fuel. If our trucking customers purchase less motor fuel because their trucks are operated more efficiently, our financial results will decline unless we are able to sufficiently offset those declines by selling substitute or other products or services, gaining market share, increasing our gross margins per gallon of fuel sold or reducing our operating costs. It is unclear whether we will be able to operate our travel centers profitably if the amount of motor fuels used by the U.S. trucking industry declines because of fuel use efficiencies. If and as truck fuel use efficiency continues to increase and if we are unable to sufficiently offset any resulting declines in our fuel sales volume, our profits may decline or we may incur losses.

Climate change and other environmental legislation and regulation and market reaction thereto may decrease demand for our major product, diesel fuel, and require us to make significant capital or other expenditures, which may adversely affect our business.
Climate change legislation and regulation, including those addressing greenhouse gas emissions, and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our major product, diesel fuel, and may require us to make significant capital or other expenditures. Legislative and regulatory initiatives requiring increased truck fuel efficiency have accelerated in the U.S. and these mandates have and may continue to result in decreased demand for diesel fuel, which could have a material adverse effect on our business, financial condition and results of operations. Increased costs incurred by our suppliers as a result of climate change or other environmental legislation or regulation may be passed on to us in the prices we pay for our fuel supplies, but we may not be able to pass on those increased costs to our customers. Increased fuel costs resulting from these reasons would likely have similar effects on our business, operations and liquidity as discussed elsewhere regarding high fuel costs, including decreased demand for our fuel at our locations, increased working capital needs and decreased fuel gross margins. Moreover, technological changes developed or changes in customer transportation or fueling preferences, including as a result of or in response to any such legislation, regulation or market reaction, may require us to make significant capital or other expenditures to adopt those technologies or to address those changed preferences and may decrease the demand for products and services sold at our locations. For example, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's, or the EPA's, gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel, as well as President Obama's February 2014 order that his administration develop and implement new fuel efficiency standards for medium and heavy duty commercial trucks by March 2016, could negatively impact our business. Pursuant to the President's executive order, in June 2015 the EPA and the National Highway Traffic Safety Administration proposed a new regulation that would phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty vehicles beginning in model year 2021 (model year 2018 for certain trailers) through model year 2027. The proposed regulation would reduce fuel usage between 8% and 24% (depending on vehicle category) by model year 2027. Further, legislation and regulations that limit carbon emissions may cause our energy costs at our locations to increase.
An interruption in our fuel supplies would materially adversely affect our business.
To mitigate the risks arising from fuel price volatility, we generally maintain limited fuel inventory. Accordingly, an interruption in our fuel supplies would materially adversely affect our business. Interruptions in fuel supplies may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, by weather related events, such as hurricanes in the areas where petroleum or natural gas is extracted or refined, or by national or international conditions, such as government rationing, acts of terrorism, wars and the like. Further, our fuel suppliers may fail to provide us with fuel due to these or other reasons. Any limitation in available fuel supplies or on the fuel we can offer for sale may cause our profits to decline or us to experience losses.
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
Our growth strategies and our travel centers and convenience stores require regular and substantial capital investment. We may be unable to access the capital necessary to invest in our locations or fund acquisitions.
Our growth strategies and business depend upon our ability to raise additional capital at reasonable costs to invest in our travel centers and convenience stores and to fund acquisitions and investments that we believe are important to maintain our competitiveness. All of our travel centers and many of our convenience stores are open for business 24 hours per day, 365 days per year. Due to the nature and intensity of the uses of our locations, they require regular and substantial expenditures for maintenance and capital investments to remain functional and attractive to customers. Although we may request that HPT purchase future renovations, improvements and equipment at the properties that we lease from HPT, HPT is not obligated to purchase any amounts and such purchases only relate to improvements to facilities leased from HPT by us and not to facilities that we have acquired and own or to general business improvements, such as improvements to our information technology networks and systems, or IT systems.
Due to the volatility in the availability of capital to businesses on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms or amount of our outstanding indebtedness, the terms or amount of our rent obligations or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and profits may decline and our growth strategies may fail.
The travel center industry is highly competitive and principally consists of a small number of large competitors.
We believe that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at travel centers and truck stops that are located at or near interstate highway exits from us or our largest competitors. Based on the number of locations, we, Pilot and Love's are the largest companies in our industry. Increased competition between the major competitors in the travel center and truck stop business could result in a reduction of our gross margins or an increase in our expenses or capital improvement costs, which could negatively affect our profitability and our liquidity.
There is limited competition among third party fuel card companies and suppliers for truck tires.
Most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies. The fuel card industry has only a few significant participants, including Comdata, the largest issuer of fuel cards, and EFS. If these large fuel card companies increase their transaction fees to us, we may not be able to recover the increased expense through higher prices to customers and we may be required to increase our investment in working capital, which could negatively affect our business. In addition, the manufacture of truck tires that we sell at our travel centers is dominated by a limited number of large manufacturers. We may be unable to pass increased costs to our customers that we may be charged for truck tires and any increased costs we may seek to recover may reduce the number of truck tires we sell.
The convenience store industry is subject to intense competition.
The convenience store industry in the U.S. and in the geographic areas in which we operate is highly competitive and fragmented with ease of entry and constant change in the number and types of retailers offering the products and services similar to those we provide. We compete with other convenience store chains, independent convenience stores, supermarkets, drugstores, discount clubs, motor fuel service stations, mass merchants, fast food operations and other similar retail outlets. In recent years, several non-traditional retailers, such as supermarkets, club stores and mass merchants, have begun to compete directly with convenience stores, particularly in the sale of motor fuel and their market share is expected to grow. Increased competition or new entrants to the industry could result in reduction of our gross margins. Based on the number of locations, we are not one of the largest companies in the convenience store industry.

We rely upon trade creditors for a significant amount of our working capital and the availability of alternative sources of financing may be limited.
Our fuel purchases are our largest operating cost. Historically, we have paid for our fuel purchases after delivery. In the past, as our fuel costs increased with the increase in commodity market prices, some of our fuel suppliers were unwilling to adjust the amounts of our available trade credit to accommodate the increased costs of the fuel volumes that we purchase; for example, a $10.0 million amount of trade credit will allow us to purchase five million gallons of fuel at $2.00 per gallon, but only 3.33 million gallons at $3.00 per gallon. Also, our historical financial results and general U.S. economic conditions have caused some fuel suppliers to request letters of credit or other forms of security for our purchases. We cannot predict how high or low fuel prices may be in the future, and fuel commodity prices significantly impact our working capital requirements.
We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of information technology could harm our business.
We rely on IT systems, including the internet, to process, transmit and store electronic information, including financial records and personally identifiable information such as employee and payroll data and workforce scheduling information, and to manage or support a variety of business processes, including our supply chain, retail sales, credit card payments and authorizations, financial transactions, banking and numerous other processes and transactions. We purchase some of the IT systems we use from vendors on whom our IT systems materially depend. We rely on commercially available and proprietary IT systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and credit information. In addition, the IT systems we use for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put payment card data at risk; and some of these IT systems are determined and controlled by the payment card suppliers and not by us. Although we take various actions to protect and maintain the security of the IT systems we use and the data maintained in them, it is possible that our security measures will not prevent the improper functioning of or damage to the IT systems we use, or the improper access to such IT systems or disclosure of personally identifiable or confidential information, such as in the event of a cyber attack. Security breaches, including physical or electronic break ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any compromise or breach of our IT systems could cause material interruptions in our operations, damage our reputation, require significant expenditures to determine the severity and scope of the breach, subject us to material liability claims, material claims of banks and credit card companies or regulatory penalties, reduce our customers' willingness to conduct business with us and could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we have not adopted technologies to support chip and PIN credit and charge cards by the deadlines set by the credit card companies, those companies will not pay us for fraudulent transactions occurring at our locations with those companies' cards. Further, the failure of the IT systems we use to operate effectively, or problems we may experience with maintaining the IT systems we currently use or transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems.
Many of our labor costs cannot be easily reduced without adversely affecting our business.
To maintain and manage our operations requires certain minimum staffing levels to operate our travel centers and certain convenience stores 24 hours per day, 365 days per year, and we attempt to manage our staffing so to avoid excess, unused capacity. As a result, it may be difficult for us to affect future reductions in our staff without adversely affecting our business prospects. Certain aspects of our business require higher skilled personnel, such as truck service technicians. Hiring, training and maintaining higher skilled personnel can be costly, particularly if turnover is high. Further, as we grow our business, particularly the aspects of our business that require higher skilled personnel, we may experience increased difficulty with staffing those positions with qualified personnel and may incur greater costs to do so. Also, certain opportunities for sales may be lost if staffing levels are reduced too much or if we are unable to maintain a sufficient number of higher skilled employees. In addition, costs for health care and other benefits, due to regulation, market factors or otherwise, may further increase our labor costs.

Our sales could be harmed if we or our suppliers, franchisors, licensors or franchisees become associated with negative publicity.
We operate our travel centers nationwide and operate our convenience stores under a small number of brand names. We sell branded gasoline at most of our locations and many of our locations have QSRs operating under brands we do not own. In addition, we resell numerous other products we obtain from third parties. If the companies or brands associated with our products and offerings become associated with negative publicity, our customers may avoid purchasing these products and offerings, including at our locations, and may avoid visiting our locations because of our association with the particular company or brand. As noted elsewhere in this Annual Report, the control we may exercise over our franchisees is limited. Negative publicity or reputational damage relating to any of our franchisees may be imputed to our entire company and business. If we were to experience these or other instances of negative publicity or reputational damage, our sales and results of operations may be harmed.
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
Labor disputes or other events may arise that restrict, reduce or otherwise negatively impact the movement of goods in the United States, which may adversely impact parts of the trucking industry that are our customers and may adversely impact our financial results at travel centers we operate.
A meaningful aspect of the U.S. trucking industry involves the movement of goods across the U.S. Events that restrict, reduce or otherwise negatively impact the movement of those goods may adversely impact the trucking industry. In 2015, there were extended labor disputes at U.S. west coast ports which slowed the loading and unloading of goods at those ports. A large percentage of the goods which are loaded and unloaded at those ports are transported to and from those ports by trucking companies, including some who are our customers. Future labor disputes could disrupt the transportation of goods across the U.S. and remain unresolved for a prolonged period. Such a disruption may materially and adversely affect our business and our ability to operate profitable travel centers and meet our rent obligations may be adversely affected.
We may be unable to utilize our net operating loss carryforwards.
Section 382 of the U.S. Code, or the Code, imposes limitations on the ability of a company taxable as a corporation that undergoes an "ownership change," as defined by the Code, to use its net operating loss carryforwards and certain other tax benefits and deductions to reduce its tax liability. If we experience an ownership change, our net operating loss and tax credit carryforwards, which currently are expected to be utilized to offset future taxable income, may be subject to limitations on usage or elimination. In 2009, our bylaws were amended to impose certain restrictions on the transfer of our shares in order to help us preserve the tax treatment of our net operating losses and other tax benefits (see below for a discussion of the risks related to our ownership limitations under the heading "Risks Arising from Certain Relationships of Ours and Our Organization and Structure").

Changes in lease accounting standards may materially and adversely affect us.
The Financial Account Standards Board, or FASB, recently adopted new accounting rules, to be effective for our fiscal year ending December 31, 2019, that will require companies to capitalize all leases on their balance sheets by recognizing a lessee's rights and obligations. When the rules are effective, we will be required to account for the HPT Leases in the assets and liabilities on our balance sheet, where previously we accounting for such leases on an "off balance sheet" basis. As a result, a significant amount of lease related assets and liabilities will be recorded on our balance sheet and we may be required to make other changes to the recording and classification of our lease related expenses. Though these changes will not have any direct impact on our overall financial condition, these changes could cause investors or others to believe that we are highly leveraged and could change the calculations of financial metrics and covenants, as well as third party financial models regarding our financial condition.
Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. In prior years, we have determined that we had material weaknesses in our internal control over financial reporting. These material weaknesses were previously remediated; however, while management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.
Risks Related to Our Acquisition and Development Plans
Acquisitions may be more difficult, costly or time consuming than expected and the anticipated benefits of a particular transaction may not be fully realized.
Travel centers and convenience stores that we acquire often require substantial improvements in order to be brought up to our standards. For our travel center acquisitions, these improvements often require an extended period of time to plan, design, permit and complete, often followed by a period of time to mature and become part of our customers' supply networks. We estimate that the travel centers we acquire or develop generally will achieve stabilized financial results in approximately the third year after acquisition and that the convenience stores that we acquire will generally reach financial stabilization within one year after acquisition, but the actual results can vary widely from these estimates due to many factors, some of which are outside our control. If improvements are more difficult, costly or time consuming than expected or if reaching maturity takes longer than expected or does not occur at all, our business, financial condition or results of operations could be negatively affected.
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
Further, if we are successful in our effort to acquire the Quaker Steak & Lube® business it will be a new entry for us into the casual dining business outside of our travel center format. While we have experience operating casual dining restaurants in travel centers, that experience may not transfer to the Quaker Steak & Lube® business to the extent we expect.
We may not complete our planned travel center development projects within the time frame or for the investment we anticipate, or at all, and the anticipated benefits of the new travel centers may not be fully realized.
Developing a new location is more risky than buying an existing operating location. Our planned travel center development projects could be delayed or not completed or could require a greater investment of capital or management time, or both, than we expect. Additionally, if we design, plan, permit or construct a project but do not complete it, we may incur substantial costs without realizing any expected benefits. Also, the travel centers we construct may not generate the financial returns we anticipate.

Risks Arising from Certain Relationships of Ours and Our Organization and Structure
Our business is subject to possible conflicts of interest with HPT and RMR.
Our business is subject to possible conflicts of interest, as follows:

•
We have six Directors: one of whom, Barry M. Portnoy, is also a managing trustee of HPT, the Chairman of RMR, which provides management services to us and to HPT, a director and an executive officer of The RMR Group Inc., which is the managing member of RMR, and an owner and trustee of ABP Trust (formerly known as Reit Management & Research Trust), which is the controlling shareholder of The RMR Group Inc.; one of whom, Arthur G. Koumantzelis, is a former trustee of HPT from prior to when we became a separate public company; one of whom, Lisa Harris Jones, is a member of a law firm that previously had provided professional services to RMR; and one of whom, Thomas M. O’Brien, is a former executive officer of HPT from before we became a separate public company. Further, Mr. Portnoy and a majority of our Independent Directors are members of the boards of trustees or boards of directors of other public companies to which RMR or its affiliates provides management services.

•
Mr. O'Brien, our President and Chief Executive Officer, Andrew J. Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, and Mark R. Young, our Executive Vice President and General Counsel, are also officers of RMR.

•	We lease a large majority of our travel centers from HPT.

•
RMR provides us business management services pursuant to a business management agreement and property management services at our headquarters building pursuant to a property management agreement, and RMR provides business and property management services to HPT.

•
In the event of conflicts between us and RMR, any affiliate of RMR or any publicly owned entity with which RMR has a relationship, including HPT, our business management agreement allows RMR to act on its own behalf and on behalf of HPT or such other entity rather than on our behalf.

•	RMR's simultaneous contractual obligations to us and HPT create potential conflicts of interest, or the appearance of such conflicts.
In an agreement with HPT entered in 2007 in connection with our spin off from HPT, we granted HPT a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center with another party. Under that agreement, we also granted HPT and other entities to which RMR provides management services a right of first refusal to acquire or finance any real estate of the types in which they invest before we do. These rights of first refusal could limit our ability to purchase or finance our properties or properties we may wish to invest in or acquire in the future. Also, under this agreement we agreed not to take any action that might reasonably be expected to have a material adverse impact on HPT’s ability to qualify as a real estate investment trust, or REIT. We entered into and completed certain sale, purchase and lease agreements with HPT during 2015 regarding travel center properties and related assets. For more information regarding those transactions, as well as our relationship and leases with HPT, see Note 12 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report.
We believe that our historical and ongoing business dealings with HPT and RMR have benefited us and that, despite the foregoing possible conflicts of interest, the transactions we have entered with HPT and RMR since our creation as a separate public company have been commercially reasonable and not less favorable than otherwise available to us. Nonetheless, in the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder director nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with HPT, RMR, AIC, the other businesses and entities to which RMR provides management services, Barry M. Portnoy and other related parties of RMR may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management’s attention even if the action is unfounded.

We have significant commercial arrangements with RMR and HPT and we are dependent on those arrangements in operating our business.
We are party to a business management agreement with RMR whereby RMR assists us with various aspects of our business. Most of the travel centers that we operate are leased by us, principally from HPT. As a result of these factors, we are dependent on our arrangements with RMR and HPT in operating our business and any adverse developments at these companies or in those arrangements could have a material adverse effect on our business and our ability to conduct our operations.
Ownership limitations and certain other provisions in our limited liability company agreement, bylaws and certain material agreements may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our limited liability company agreement, or our LLC agreement, and bylaws contain provisions which prohibit any shareholder from owning more than 9.8% and 5% of the number or value of any class or series of our outstanding shares. The 9.8% ownership limitation in our LLC agreement is consistent with our contractual obligations with HPT to not take actions that may conflict with HPT’s status as a REIT under the Code. The 5% ownership limitation in our bylaws is intended to help us preserve the tax treatment of our tax credit carryforwards, net operating losses and other tax benefits. We also believe these provisions promote good orderly governance. These provisions inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in our control or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our LLC agreement and bylaws may have a similar impact, including, for example, provisions relating to:

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

•
required qualifications for an individual to serve as a Director and a requirement that certain of our Directors be “Managing Directors” and other Directors be “Independent Directors,” as defined in the governing documents;

•	the power of our Board of Directors, without shareholders’ approval, to authorize and issue additional shares of any class or type on terms that it determines;

•	limitations on the ability of our shareholders to propose nominees for election as Directors and propose other business to be considered at a meeting of shareholders;

•
a requirement that an individual Director may only be removed for cause and then only by unanimous vote of the other Directors; and a 75% shareholders’ vote and cause requirements for removal of our entire Board of Directors;

•	a 75% shareholders’ vote requirement for shareholder nominations and other proposals that are not approved by our Board of Directors;

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

In addition, the HPT Leases, our business management agreement with RMR and our credit agreement for our $200 million secured revolving credit facility, or our Credit Facility, each provide that our rights and benefits under those agreements may be terminated in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control, as defined in those agreements, without the consent of HPT, RMR or the lenders under the Credit Facility, respectively, and that pursuant to our shareholders agreement with respect to AIC, AIC and the other shareholders of AIC may have rights to acquire our interests in AIC if such an acquisition occurs or if we experience some other change of control. In addition, our obligation to repay deferred rent then outstanding under our amended leases with HPT may be accelerated if, among other things, a Director not nominated or appointed by the then members of our Board of Directors is elected to our Board of Directors or if our shareholders adopt a proposal (other than a precatory proposal) not recommended for adoption by the then members of our Board of Directors. For these reasons, among others, our shareholders may be unable to realize a change of control premium for securities they own or otherwise effect a change of our policies or a change of our control.
Our rights and the rights of our shareholders to take action against our Directors, officers, HPT and RMR are limited.
Our LLC agreement eliminates the personal liability of each of our Directors to us and our shareholders for monetary damages for breach of fiduciary duty as our Director, except for a breach of the Director’s duty of loyalty to us or our shareholders as modified by our LLC agreement, for acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of law, or for any transaction from which the Director derived an improper personal benefit. Our LLC agreement also provides that our Directors and officers, HPT, RMR, and the respective directors and officers of HPT and RMR shall not be liable for monetary damages to us or our shareholders for losses sustained or liabilities incurred as a result of any act or omission by any of them unless there has been a final, nonappealable judgment entered by a court determining that such person or entity acted in bad faith or engaged in fraud, willful misconduct or, in the case of a criminal matter, acted with knowledge that his, her or its conduct was unlawful.
Our LLC agreement also generally requires us to indemnify, to the fullest extent permitted by law, our present and former Directors and officers, HPT, RMR, and the respective directors and officers of HPT and RMR for losses they may incur arising from claims or actions in which any of them may be involved in connection with any act or omission by such person or entity in good faith on behalf of or with respect to us. We also have similar obligations to our Directors and officers under individual indemnification agreements with such persons. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Directors and officers, HPT, RMR, and the respective directors and officers of HPT and RMR without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Directors and officers, HPT, RMR, and the respective directors, trustees and officers of HPT and RMR than might otherwise exist absent the provisions in our LLC agreement and our indemnification agreements or that might exist with other companies, which could limit our shareholders’ recourse in the event of actions not in our shareholders’ best interest.
Disputes with HPT and RMR and shareholder litigation against us or our Directors and officers may be referred to binding arbitration proceedings.
Our contracts with HPT and RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our LLC agreement and bylaws provide that actions by our shareholders against us or against our Directors and officers, including derivative and class actions, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against HPT, RMR or our Directors and officers if the disputes were referred to arbitration. In addition, the ability to collect attorney’s fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may experience losses from our business dealings with AIC.
As of December 31, 2015, we have purchased substantially all of our property insurance in a program designed and reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. As of December 31, 2015, we, ABP Trust, HPT and four other companies to which RMR provides management services each own 14.3% of AIC, and we and those other AIC shareholders participate in a combined property insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to obtain improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may be insufficiently capitalized. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.
The licenses, permits and related approvals for our operations may restrict ownership of us, or prevent or delay any change of control of us.
We have travel center locations in Illinois, Louisiana, Montana and Nevada which include gaming operations. As a result, we and our subsidiaries involved in these operations are subject to gaming regulations in those states. Under state gaming regulations, which can vary by jurisdiction:

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
The indenture under which the 8.25% Senior Notes due 2028, the 8.00% Senior Notes due 2029, and the 8.00% Senior Notes due 2030, which we refer to collectively as the Senior Notes, were issued contains no financial covenants or other provisions that would afford the holders of the Senior Notes any substantial protection in the event we participate in a material transaction. In addition, the indenture does not limit the amount of indebtedness we may incur or our ability to pay dividends, make distributions or repurchase our common shares. Additionally, investors in our Senior Notes may be adversely affected as a result of the following:

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The table below summarizes by state information as of December 31, 2015, regarding branding and ownership of the properties we operate and excludes properties operated by franchisees. Similar information for the locations our franchisees operate is included under the heading "Relationships with Franchisees" in Item 1 of this Annual Report.

	Brand Affiliation:				Ownership of Sites by:
	TA	Petro	Minit Mart(1)(2)	Total	TA	HPT	Joint Venture	Others(3)
Alabama	3	3	—	6	2	4	—	—
Arizona	5	2	—	7	—	7	—	—
Arkansas	2	2	—	4	—	4	—	—
California	9	4	2	15	—	11	4	—
Colorado	4	1	2	7	4	3	—	—
Connecticut	3	—	—	3	—	3	—	—
Florida	6	1	—	7	—	7	—	—
Georgia	6	3	—	9	1	8	—	—
Idaho	1	—	—	1	—	1	—	—
Illinois	7	2	33	42	28	9	—	5
Indiana	8	6	1	15	6	9	—	—
Iowa	2	—	—	2	1	1	—	—
Kansas	1	1	20	22	21	1	—	—
Kentucky	2	2	68	72	48	3	—	21
Louisiana	4	3	—	7	—	7	—	—
Maryland	3	—	—	3	—	3	—	—
Michigan	6	—	—	6	1	5	—	—
Minnesota	1	—	18	19	17	1	—	1
Mississippi	1	1	—	2	—	1	—	1
Missouri	4	1	37	42	37	5	—	—
Montana	2	—	—	2	2	—	—	—
Nebraska	2	1	—	3	—	3	—	—
Nevada	3	3	—	6	1	5	—	—
New Hampshire	1	—	—	1	—	1	—	—
New Jersey	3	1	—	4	—	4	—	—
New Mexico	5	2	—	7	—	6	—	1
New York	5	1	—	6	—	6	—	—
North Carolina	3	1	—	4	1	3	—	—
North Dakota	1	—	—	1	1	—	—	—
Ohio	9	4	11	24	9	14	—	1
Oklahoma	3	1	—	4	—	4	—	—
Oregon	2	1	—	3	—	3	—	—
Pennsylvania	8	2	—	10	1	9	—	—
Rhode Island	1	—	—	1	1	—	—	—
South Carolina	4	1	—	5	2	3	—	—
Tennessee	6	2	3	11	4	7	—	—
Texas	11	8	—	19	2	17	—	—
Utah	2	—	—	2	—	2	—	—
Virginia	3	—	—	3	—	3	—	—
Washington	1	1	—	2	—	2	—	—
West Virginia	2	—	—	2	—	2	—	—
Wisconsin	2	—	9	11	9	2	—	—
Wyoming	3	1	—	4	—	4	—	—
Ontario, Canada	1	—	—	1	1	—	—	—
Total	161	62	204	427	200	193	4	30

(1)	Since December 31, 2015, through the date of this Annual Report we acquired two and five properties in Missouri and Illinois, respectively.

(2)
Includes recently acquired convenience stores not yet rebranded Minit Mart and one Minit Mart branded convenience store we own and lease to a dealer. Excludes Minit Mart branded stores located within our travel centers.

(3)	We lease these properties from, or manage these properties for, parties other than HPT.

Item 3. Legal Proceedings
The disclosure under the heading "Legal Proceedings" in Note 13 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market information. Our common shares are traded on the New York Stock Exchange, or NYSE, under the symbol "TA". Set forth below, for the periods indicated, are the high and low sales prices for our common shares as reported on the NYSE:

2015	High	Low
First Quarter	$17.67	$12.15
Second Quarter	18.10	14.35
Third Quarter	16.95	10.18
Fourth Quarter	12.67	9.02

2014	High	Low
First Quarter	$9.80	$8.00
Second Quarter	9.11	7.18
Third Quarter	11.85	8.38
Fourth Quarter	12.85	8.37
The closing price of our common shares on the NYSE on February 29, 2016, was $8.63 per share.
Holders. As of February 29, 2016, there were 770 shareholders of record of our common shares.
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
Recent sales of unregistered securities. There were no sales of our unregistered securities by us during the fourth quarter of 2015.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2015:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 2015	196,591	$9.37	—	$—
Total	196,591	$9.37	—	$—

(1)
During 2015, all common share purchases were made to satisfy share awards recipients' tax withholding and payment obligations in connection with the vesting of awards of restricted common shares, which were repurchased by us based on their fair market value on the repurchase date. On December 14, 2015, we retired all 196,591 of our then treasury shares, no par value, with a carrying value of $1,842,058.

Item 6. Selected Financial Data
The following table presents selected historical financial information for each of the last five fiscal years. The information set forth below with respect to fiscal years 2015, 2014 and 2013 was derived from, and should be read in conjunction with, the audited consolidated financial statements included in Item 15 of this Annual Report. The information set forth below with respect to fiscal years 2012 and 2011 was derived from, and should be read in conjunction with, the audited consolidated financial statements included in our 2012 Annual Report on Form 10-K. The following information should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

(in thousands, except per share and site counts unless indicated otherwise)	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Income and Comprehensive Income Data:
Revenues:
Fuel	$4,055,448	$6,149,449	$6,481,252	$6,636,297	$6,603,329
Nonfuel	1,782,761	1,616,802	1,450,792	1,344,755	1,271,085
Rent and royalties from franchisees	12,424	12,382	12,687	14,672	14,443
Total revenues	5,850,633	7,778,633	7,944,731	7,995,724	7,888,857
Income from operations	78,297	113,640	21,190	41,470	32,400
Net income	27,719	60,969	31,623	32,198	23,574
Net income per common share:
Basic and diluted	$0.72	$1.62	$1.06	$1.12	$0.98
Balance Sheet Data (end of period):
Total assets	$1,635,094	$1,402,817	$1,238,772	$1,012,880	$1,011,893
Sale leaseback financing obligation, noncurrent portion(1)	20,719	82,591	83,762	82,195	97,765
Deferred rent obligation(2)	150,000	150,000	150,000	150,000	150,000
Senior Notes	330,000	230,000	110,000	—	—
Other Operating Data:
Total fuel sold (gallons)(3)	2,130,103	2,024,790	2,034,929	2,039,960	2,087,416
Number of sites (end of period):
Company operated travel centers	223	220	217	206	192
Company operated convenience stores	203	34	34	4	4
Franchisee operated travel centers	5	5	5	6	10
Franchisee owned and operated travel centers	24	25	25	29	33
Dealer operated convenience store	1	—	—	—	—
Total locations	456	284	281	245	239

(1)	See Note 12 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our sale leaseback financing obligation.

(2)
The deferred rent obligation is due and payable $42,915, $29,324, $29,107, $27,421 and $21,233 on June 30, 2024, and December 31, 2026, 2028, 2029 and 2030, respectively, and the obligation does not bear interest unless certain events provided under the applicable agreement occur.

(3)
Includes all fuel we sold, both at our retail locations and also on a wholesale basis, including to a joint venture in which we own a noncontrolling interest but excludes the retail fuel sales at travel centers operated by our franchisees.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 15 of this Annual Report. Amounts are in thousands of dollars and gallons unless indicated otherwise.

Company Overview
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company that operates and franchises 456 travel center and convenience store locations. Our customers include trucking fleets and their drivers, independent truck drivers and highway and local motorists. We offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, more than 39 different brands of quick service restaurants, or QSRs, travel/convenience stores and various driver amenities. We also collect rents, royalties and other fees from our tenants, franchisees and dealers.
We manage our business on the basis of two reportable segments: travel centers and convenience stores. See Note 15 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our segments. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of December 31, 2015, our business included 252 travel centers in 43 states in the United States, or U.S., primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 176 operated under the "TravelCenters of America" and "TA" brand names, or the TA brand, including 161 that we operated and 15 that franchisees operated, including five we lease to franchisees, and 76 operated under the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand, including 62 that we operated and 14 that franchisees operated. Of our 252 travel centers at December 31, 2015, we owned 32, we leased 194, including 192 that we leased from Hospitality Properties Trust, or HPT, we operated two for a joint venture and our franchisees owned or leased from others 24. Substantially all of our travel centers include a convenience store, at least one restaurant, a truck service/repair facility and fueling lanes for trucks and passenger vehicles. We report this portion of our business as our travel center segment.
As of December 31, 2015, our business also included 204 convenience stores not located on a travel center property in 11, primarily Midwestern, states of the U.S. We operate our convenience stores primarily under the "Minit Mart" brand name, or the Minit Mart brand. Of these 204 convenience stores at December 31, 2015, we owned 173 and we leased or managed 29, including one that we leased from HPT, and we operated two for a joint venture in which we own a noncontrolling interest. Additionally, we collect rent from one dealer who operates a convenience store we own. We report this portion of our business as our convenience store segment.

Executive Summary
Our revenues and income are subject to material changes as a result of market prices and the availability of diesel fuel and gasoline. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility and shocks as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in demand that are often the result of changes in the macroeconomic environment. Over the past few years there has been significant volatility in the cost of fuel. During the years ended December 31, 2015 and 2014, the price we pay for fuel generally trended downward, ending at a lower price than at the start of the year. At the end of 2015, diesel oil futures contract prices were approximately 43% below the prices experienced at the end of 2014. Some current economic forecasts reflect continued depressed prices for fuel; however, as noted above, various factors and events can cause fuel prices to change, sometimes suddenly and sharply. Due to the price volatility of fuel products we buy and our pricing to fuel customers, we believe that fuel revenue is not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin. We therefore consider fuel volume and fuel gross margin to be better measures of comparative performance. We generally are able to pass changes in our cost for fuel products to customers, but typically with a delay, such that during periods of rising fuel commodity prices fuel gross margins per gallon tend to be lower than they otherwise may have been and during periods of falling fuel commodity prices fuel gross margins per gallon tend to be higher than they otherwise may have been. Increases and volatility in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements. For more information about fuel market risks that may affect us and our actions to mitigate those risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" elsewhere in this Annual Report.

We believe that demand for fuel by trucking companies will tend to be reduced over time for any given level of economic activity by technological innovations that permit, and regulatory changes that encourage, require or give rise to, improved fuel efficiency of motor vehicle engines and other fuel conservation practices. We believe these factors were significant contributors to the modest increases in the level of fuel sales volumes we realized on a same site basis for 2015, as compared to 2014, despite generally improving economic conditions during 2015. Fuel volumes primarily increased in 2015 as a result of locations acquired during 2014 and 2015.
Our fuel gross margins in 2015 were lower than those in 2014, principally because the decline in fuel prices during 2014 was more rapid and acute than the decline in fuel prices in 2015. Generally, declining fuel costs are not immediately reflected in fuel retail prices, and such a condition often increases our fuel gross margins. In addition, supply conditions in 2014 were generally more favorable than those in 2015, which also contributed to the higher gross margin in 2014.
The decrease in our net income for 2015, as compared to 2014, was primarily due to decreases in fuel gross margin, as noted above, increases in expenses resulting from our acquisitions and the 2015 loss on extinguishment of debt, as further described below under "Transaction Agreement with HPT". These decreases were partially offset by an increase in nonfuel gross margin.

Factors Affecting Comparability
Transaction Agreement with HPT
In June 2015 we entered into a transaction agreement, or the Transaction Agreement, with our principal landlord, HPT, pursuant to which among other things, (i) we and HPT amended and restated the TA lease pursuant to which we then leased 144 properties from HPT into four leases, with initial lease terms ending in 2026, 2028, 2029 and 2030 and each subject to two 15 year renewal periods at our option (these four leases are collectively referred to herein as the "New TA Leases"), (ii) we sold to HPT 14 travel centers owned by us and certain assets we owned at 11 properties that we leased from HPT and leased back these properties and assets from HPT, (iii) we purchased from HPT five travel centers that we then leased from HPT and (iv) we agreed to sell to HPT five travel centers upon the completion of their development, which is expected to be completed before June 30, 2017, at a purchase price equal to their development costs, including the cost of the land, which costs are estimated to be not more than $118,000 in the aggregate, and we agreed to lease back these development properties.
During the year ended December 31, 2015, we received proceeds of $279,383 from the aforementioned sale to HPT of 14 owned travel centers and certain assets at 11 properties currently leased from HPT and purchased the five above referenced travel centers from HPT for $45,042. The sale of these travel centers and assets generated an aggregate gain of $133,668, which was deferred and will be amortized as a reduction of our rent expense over the terms of the New TA Leases. The purchase of the five travel centers resulted in a loss on extinguishment of debt of $10,502. The loss on extinguishment of debt arose because the lease of these properties had been accounted for as a financing and the purchase prices paid for the properties exceeded the unamortized balance of the sale leaseback financing obligation. As of December 31, 2015, we leased from HPT a total of 153 properties under the New TA Leases for total minimum annual rent of $190,745.
See Note 12 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about this transaction with HPT.
Recently Acquired Sites
Since our acquisition program began in 2011 and through December 31, 2015, we have acquired 37 travel centers and 201 convenience stores. We invested $320,909 to acquire, renovate and upgrade these travel center properties and $388,308 to acquire, renovate and upgrade these convenience store properties. We expect to invest an additional $24,582 to complete the renovation and upgrade of certain of these travel centers and $18,978 to complete the rebranding, expansion and improvements of certain of these convenience stores. While the results of these properties are reflected in our consolidated results of operations from the date of each acquisition, the stabilized returns we expect from these properties may not yet be fully realized.

We believe the improvements we have made and plan to make at our recently acquired travel centers will continue to improve the financial results at these locations. Typical improvements we make at acquired travel centers include adding truck repair facilities and nationally branded QSRs, paving parking lots, rebranding gasoline offerings, replacing outdated fuel dispensers, installing diesel exhaust fluid dispensing systems, changing signage, installing point of sale and other information technology networks and systems and general building and cosmetic upgrades. The improvements to travel center properties we acquire are often substantial and require a long period of time to plan, design, permit and complete, and after completed then require a period of time to become part of our customers' supply networks and produce stabilized financial results. We estimate that the travel centers we acquire generally will reach financial stabilization in approximately the third year after acquisition, but the actual result can vary widely from this estimate due to many factors, some of which are outside our control. As of December 31, 2015, the travel centers acquired since the beginning of 2011 have been owned by us for an average of 36 months, and the planned renovations have been completed at 30 of these acquired travel centers for an average of 31 months.
Improvements that we typically make at acquired convenience stores include rebranding the site to the Minit Mart brand, adding QSRs, rebranding gasoline offerings and completing any required deferred maintenance. We estimate that the convenience stores that we acquire will generally reach financial stabilization within one year after acquisition, but the actual results can vary widely from the estimate due to many factors, some of which are outside our control. As of December 31, 2015, the convenience stores acquired since 2013 have been owned by us for an average of eight months, and the planned renovations have been completed at 57 of these acquired convenience stores for an average of five months.
The 37 travel centers and 201 convenience stores we acquired since the beginning of 2011 through December 31, 2015, have produced, from the beginning of each period or, if later, the dates we began to operate them, the following amounts of revenues in excess of cost of goods sold and site level operating expenses:

Revenues in excess of cost of goods sold and site level operating expenses	Year Ended December 31,
	2015	2014	2013
Travel Centers	$54,883	$52,737	$26,073
Convenience Stores	15,808	7,589	405

Results of Operations
Consolidated Financial Results
The following table presents changes in our operating results for the year ended December 31, 2015, as compared with the year ended December 31, 2014 and for the year ended December 31, 2014, as compared with the year ended December 31, 2013.

	2015	Change from 2014	2014	Change from 2013	2013
Revenues:
Fuel	$4,055,448	(34.1)%	$6,149,449	(5.1)%	$6,481,252
Nonfuel	1,782,761	10.3%	1,616,802	11.4%	1,450,792
Rent and royalties from franchisees	12,424	0.3%	12,382	(2.4)%	12,687
Total revenues	5,850,633	(24.8)%	7,778,633	(2.1)%	7,944,731

Cost of goods sold (excluding depreciation):
Fuel	3,640,954	(36.4)%	5,720,949	(6.8)%	6,139,080
Nonfuel	819,995	11.0%	738,871	13.2%	652,824
Total cost of goods sold	4,460,949	(30.9)%	6,459,820	(4.9)%	6,791,904

Operating expenses:
Site level operating	885,646	8.6%	815,611	7.9%	755,942
Selling, general and administrative	121,767	14.0%	106,823	(0.6)%	107,447
Real estate rent	231,591	6.6%	217,155	3.7%	209,320
Depreciation and amortization	72,383	10.4%	65,584	11.3%	58,928
Total operating expenses	1,311,387	8.8%	1,205,173	6.5%	1,131,637

Income from operations	78,297	(31.1)%	113,640	436.3%	21,190

Acquisition costs	5,048	335.2%	1,160	(54.0)%	2,523
Interest expense, net	22,545	34.9%	16,712	2.3%	16,336
Income from equity investees	4,056	25.8%	3,224	20.6%	2,674
Loss on extinguishment of debt	10,502	NM	—	NM	—
Income before income taxes	44,258	(55.3)%	98,992	NM	5,005
(Provision) benefit for income taxes	(16,539)	(56.5)%	(38,023)	NM	26,618
Net income	$27,719	(54.5)%	$60,969	92.8%	$31,623
Revenues. Revenues for 2015 were $5,850,633, a decrease of $1,928,000, or 24.8%, from 2014 that resulted from a decrease in fuel revenue that was partially offset by an increase in nonfuel revenue. Revenues for 2014 were $7,778,633, a decrease of $166,098, or 2.1%, from 2013 that resulted from a decrease in fuel revenue that was partially offset by an increase in nonfuel revenue.

Fuel revenues for 2015 were $4,055,448, a decrease of $2,094,001, or 34.1%, from 2014. Fuel revenues for 2014 were $6,149,449, a decrease of $331,803, or 5.1%, from 2013. The tables below show the change in sales volumes and fuel revenues for each of our reportable segments.

	Fuel Gallons Sold
	2015	Change from 2014	2014	Change from 2013	2013
Travel centers	1,974,744	0.8%	1,958,512	(2.1)%	2,001,246
Convenience stores	121,604	203.6%	40,048	473.2%	6,987
Corporate and other(1)	33,755	28.7%	26,230	(1.7)%	26,696
Consolidated totals	2,130,103	5.2%	2,024,790	(0.5)%	2,034,929

	Fuel Revenues
	2015	Change from 2014	2014	Change from 2013	2013
Travel centers	$3,763,415	(36.9)%	$5,961,764	(6.5)%	$6,378,801
Convenience stores	224,894	98.6%	113,221	443.6%	20,828
Corporate and other(1)	67,139	(9.8)%	74,464	(8.8)%	81,623
Consolidated totals	$4,055,448	(34.1)%	$6,149,449	(5.1)%	$6,481,252

(1)
Included within corporate and other are unallocated corporate expenses, our distribution center operations and all other businesses which do not meet the definition of a travel center or convenience store and which individually are not material to our operations.

Fuel revenues for the 2015 period reflected the significant decreases in market prices for fuel partially offset by increases in sales volume in both the travel center and convenience store segments, as compared to the 2014 period, primarily due to acquisitions. Wholesale fuel sales increased primarily as a result of our acquisitions in the second half of 2015. Fuel revenues for the 2014 period reflected decreases in both market prices for fuel and sales volume, as compared to 2013. Wholesale fuel sales decreased in 2014 primarily as a result of acquiring during the fourth quarter of 2013 the operations of a franchised site that formerly purchased fuel from us.
Nonfuel revenues for 2015 were $1,782,761, an increase of $165,959, or 10.3%, from 2014, as a result of growth in nonfuel revenues in both our travel center and convenience store segments. Nonfuel revenues for 2014 were $1,616,802, an increase of $166,010, or 11.4%, from 2013, primarily as a result of increases in nonfuel revenue at our travel center segment.
Cost of goods sold (excluding depreciation). Cost of goods sold for 2015 was $4,460,949, a decrease of $1,998,871, or 30.9%, from 2014. Cost of goods sold for 2014 was $6,459,820, a decrease of $332,084, or 4.9%, from 2013.
Fuel cost of goods sold for 2015 was $3,640,954, a decrease of $2,079,995, or 36.4%, from 2014. Fuel gross margin for 2015 was $414,494, as compared to $428,500 for 2014. Fuel cost of goods sold for 2014 was $5,720,949, a decrease of $418,131, or 6.8%, as compared to 2013. Fuel gross margin for 2014 was $428,500, as compared to $342,172 for 2013. The decreases in fuel cost of goods sold for 2015 and 2014 compared to the respective prior year periods primarily resulted from the same factors as described above for fuel revenue. Our fuel cost of goods sold was also impacted by certain federal biodiesel and renewable energy tax credits which entitled us to receive $11,897 and $6,898 of refunds related to certain fuel purchases made during 2015 and 2014, respectively. This program was approved and retroactively applied in December of each of 2015 and 2014. During 2013, we recognized $3,887 for similar tax credits retroactively reinstated for the year 2012. We recognized these amounts, net of our estimate of uncollectible amounts, as a reduction of our fuel cost of goods sold. The 2015 approval also included a prospective approval of this credit to December 31, 2016, and as such we expect to recognize similar benefits in 2016 ratably throughout the year rather than all in the fourth quarter as has occurred in 2015 and 2014.

Nonfuel cost of goods sold for 2015 was $819,995, an increase of $81,124, or 11.0%, as compared to 2014. Nonfuel cost of goods sold increased primarily due to the same factors as described above for nonfuel revenues. Nonfuel gross margin for 2015 was $962,766, as compared to $877,931 for 2014. Nonfuel gross margin was 54.0% and 54.3% of nonfuel revenues for 2015 and 2014, respectively. The nonfuel gross margin percentage decreased primarily due to the mix of products and services sold as our convenience store segment comprised a larger percentage of our total nonfuel sales in 2015 than in 2014. Our truck repair and food service products and services typically generate a higher gross margin percentage than our store products. Nonfuel cost of goods sold for 2014 was $738,871, an increase of $86,047, or 13.2%, as compared to 2013. Nonfuel cost of goods sold increased primarily due to the same factors as described above for nonfuel revenues. Nonfuel gross margin for 2014 was $877,931, as compared to $797,968 for 2013. Nonfuel gross margin was 54.3% and 55.0% of nonfuel revenues during 2014 and 2013, respectively. The nonfuel gross margin percentage decreased primarily due to the mix of products and services sold as our convenience store segment comprised a larger percentage of our total nonfuel sales in 2014 than in 2013.
Real estate rent expense. Rent expense for 2015 was $231,591, an increase of $14,436, or 6.6%, from 2014. Rent expense increased as a result of the sale and lease back in June 2015 and September 2015 of 14 owned travel centers and certain assets at 11 properties currently leased from HPT, as described above, and improvements at leased sites we sold to HPT during 2015 and 2014. Rent expense for 2014 was $217,155, an increase of $7,835, or 3.7%, from 2013. Rent expense increased for 2014 compared to 2013 as a result of improvements at leased sites we sold to HPT during 2014 and an increase in percentage rent recognized under the HPT Leases based on increases in 2014 fuel and nonfuel revenues over base amounts at the properties leased from HPT.
Selling, general and administrative expenses. Selling, general and administrative expenses for 2015 were $121,767, an increase of $14,944, or 14.0%, from 2014. The increase was primarily attributable to increased personnel costs, which were due to annual compensation increases and increased headcount to support the growth of our business, especially the significant growth in our convenience store segment. These increases were partially offset by lower audit and contractor fees.
Selling, general and administrative expenses for 2014 were $106,823, a decrease of $624, or 0.6%, from 2013. The decrease was primarily attributable to a $10,000 legal settlement charge in 2013 that did not recur in 2014 and the settlement of this and other litigation early in 2014 resulted in an additional $3,848 reduction in legal expense in 2014. This decrease was largely offset by higher audit fees, personnel costs and contractor fees for 2014. Audit expense increased in connection with additional audit work from the delayed filing of our Annual Report on Form 10-K for the year ended December 31, 2013. Personnel costs increased due to annual compensation increases, an increase in share based compensation expense as result of an increase in the market price of our shares, and increased headcount in support of the growth in our business. Contractor fees increased largely due to fees paid in connection with the completion of our 2013 annual and 2014 quarterly financial reporting, and fees paid in connection with improving the design, operation and documentation of our internal control over financial reporting.
Depreciation and amortization. Depreciation and amortization for 2015 was $72,383, an increase of $6,799, or 10.4%, from 2014 that primarily resulted from the acquisitions and other capital investments we completed (and did not subsequently sell to HPT) during 2014 and 2015. The increase was partially offset by the reduction in our depreciable assets as a result of the sale and lease back in June 2015 and September 2015 of 14 owned travel centers and certain assets we owned at 11 properties leased from HPT, as described above. Depreciation and amortization for 2014 was $65,584, an increase of $6,656, or 11.3%, from 2013, that primarily resulted from the acquisitions and other capital investments we completed (and did not subsequently sell to HPT) during 2013 and 2014.
Interest expense, net. Interest expense, net for 2015 was $22,545, an increase of $5,833, or 34.9%, from 2014, primarily as a result of our issuance of Senior Notes in October 2015 for $100,000 and in December 2014 for $120,000. This increase was partially offset by a decrease in interest expense associated with the June 2015 transaction agreement with HPT as described above, which resulted in the qualification as operating leases of certain leased properties that previously were accounted for as financing leases. Interest expense, net for 2014 was $16,712, an increase of $376, or 2.3%, from 2013, primarily as a result of our issuance of Senior Notes in December 2014, for $120,000.
Income tax provision. Our provision for income taxes was $16,539 and $38,023 for the years ended December 31, 2015 and 2014, respectively. The income tax provision for 2015 and 2014 reflects an effective tax rate of 37.0% and 38.2%, respectively. The decrease in the effective tax rate for 2015 is primarily due to an increase in the utilization of various tax credits and incentives. Our provision for income taxes was $38,023 and a benefit of $26,618 for the years ended December 31, 2014 and 2013, respectively. The income tax provision for 2014 and 2013 reflects an effective tax rate of 38.2% and (531.8)%, respectively. The increase in the effective tax rate for 2014 from 2013 is primarily due to the reversal of our valuation allowance on most of our deferred tax assets in the fourth quarter of 2013 that did not recur in 2014. See Note 10 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our income taxes.

Segment Results of Operations
The following is a discussion of fuel and nonfuel revenue and site level gross margin in excess of site level operating expenses by reportable segment.
As part of this discussion and analysis of our segment operating results we refer to increases and decreases in results on a same site basis. We include a location in the same site comparisons only if we continuously operated it for the entire duration since the beginning of the earliest comparative period presented, or, for rent and royalty revenues, if during that period the location was continuously operated by one of our franchisees. We do not exclude locations from the same site comparisons as a result of expansions in their size, capital improvements to the site or changes in the services offered.

Travel Centers
The following table presents changes in the operating results of our travel center segment for the year ended December 31, 2015, as compared with the year ended December 31, 2014 and for the year ended December 31, 2014, as compared with the year ended December 31, 2013.

	2015	Change from 2014	2014	Change from 2013	2013
Fuel:
Fuel revenues	$3,763,415	(36.9)%	$5,961,764	(6.5)%	$6,378,801
Fuel gross margin	387,947	(7.8)%	420,956	23.6%	340,623

Nonfuel:
Nonfuel revenues	1,626,646	5.6%	1,539,996	6.7%	1,442,715
Nonfuel gross margin	915,794	7.3%	853,788	7.5%	794,065

Rent and royalties from franchisees	12,424	0.3%	12,382	(2.4)%	12,687
Total revenues	$5,402,485	(28.1)%	$7,514,142	(4.1)%	$7,834,203

Total gross margin	$1,316,165	2.3%	$1,287,126	12.2%	$1,147,375
Site level operating expenses	833,156	4.9%	794,508	5.4%	753,870

Site level gross margin in excess of site level operating expenses	$483,009	(2.0)%	$492,618	25.2%	$393,505

The following table presents our same site operating results for our travel center segment for the year ended December 31, 2015, as compared to the year ended December 31, 2014, and for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The table includes amounts for locations that were company operated during the entirety of each of the respective comparative periods presented.

	2015	2014	Change	2014	2013	Change
Number of company operated travel center locations	214	214	—	204	204	—

Fuel:
Fuel sales volume (gallons)	1,946,561	1,933,904	0.7%	1,867,064	1,951,563	(4.3)%
Fuel revenues	$3,707,703	$5,886,328	(37.0)%	$5,680,403	$6,222,085	(8.7)%
Fuel gross margin	380,969	414,792	(8.2)%	397,854	334,881	18.8%
Fuel gross margin per gallon	0.196	0.214	(8.4)%	0.213	0.172	23.8%

Nonfuel:
Nonfuel revenues	$1,599,612	$1,518,114	5.4%	$1,476,650	$1,418,675	4.1%
Nonfuel gross margin	902,034	843,008	7.0%	820,321	780,588	5.1%
Nonfuel gross margin percentage	56.4%	55.5%	90pts	55.6%	55.0%	60pts

Total gross margin	$1,283,003	$1,257,800	2.0%	$1,218,175	$1,115,469	9.2%

Site level operating expenses	817,565	783,533	4.3%	759,468	737,792	2.9%

Site level operating expenses as a percentage of nonfuel revenues	51.1%	51.6%	(50)pts	51.4%	52.0%	(60)pts
Site level gross margin in excess of site level operating expenses	$465,438	$474,267	(1.9)%	$458,707	$377,677	21.5%
Revenues. Revenues for 2015 were $5,402,485, a decrease of $2,111,657, or 28.1%, from 2014. Revenues for 2014 were $7,514,142, a decrease of $320,061, or 4.1%, from 2013. The decreases in both 2015 and 2014 compared to the respective prior year period primarily resulted from a decrease in fuel revenues that was partially offset by an increase in nonfuel revenues.
The table below shows the changes in fuel revenues of our travel center segment based on price and volume changes between periods.

	Gallons Sold	Fuel Revenues
Results for 2013	2,001,246	$6,378,801

Decrease due to petroleum products price changes	—	(281,773)
Decrease due to same site volume changes	(84,499)	(259,803)
Increase due to locations opened	48,199	144,423
Decrease in wholesale fuel sales	(6,434)	(19,884)
Net change from prior year period	(42,734)	(417,037)

Results for 2014	1,958,512	5,961,764

Decrease due to petroleum products price changes	—	(2,202,534)
Increase due to same site volume changes	12,657	23,908
Increase due to locations opened	12,921	7,800
Decrease due to locations closed	(9,346)	(27,833)
Increase in wholesale fuel sales	—	310
Net change from prior year period	16,232	(2,198,349)

Results for 2015	1,974,744	$3,763,415

Fuel revenues for 2015 were $3,763,415, a decrease of $2,198,349, or 36.9%, from 2014. Fuel revenues in our travel center segment for the 2015 period reflected decreases in market prices for fuel, partially offset by increases in sales volume from same sites and from sites acquired during 2014 and 2015. On a same site basis, fuel sales volume increased by 12,657 gallons, or 0.7%, during 2015, as compared to 2014. We believe that the increase in fuel sales volume on a same site basis was primarily due to our continued focus on managing fuel sales pricing to balance sales volume and profitability and certain marketing initiatives implemented to try to offset the effect of the truck driver hours of service rules on miles driven and truck utilization, the trend for improved fuel efficiency of heavy truck engines and other fuel conservation efforts by trucking customers.
Fuel revenues for 2014 were $5,961,764, a decrease of $417,037, or 6.5%, from 2013. Fuel revenues for the 2014 period reflected decreases in market prices for fuel and same site sales volume, as compared to 2013, which decreases were partially offset by increases in sales volume resulting from the locations we acquired during 2013 and 2014. On a same site basis, fuel sales volume decreased by 84,499 gallons, or 4.3%, during 2014, as compared to 2013. We believe that the effect of the truck driver hours of service rules on miles driven and truck utilization, the trend for improved fuel efficiency of heavy truck engines and other fuel conservation efforts by trucking customers and our decision to avoid certain lower margin fuel sales all contributed to the decreased same site fuel sales volume.
Nonfuel revenues for 2015 were $1,626,646, an increase of $86,650, or 5.6%, from 2014, primarily due to favorable results of our marketing initiatives and from the locations we acquired during 2014 and 2015. On a same site basis, nonfuel revenues increased by $81,498, or 5.4%, for 2015, as compared to 2014. We believe this same site increase is primarily due to favorable effects of certain of our marketing initiatives. Nonfuel revenues for 2014 were $1,539,996, an increase of $97,281, or 6.7%, as compared to 2013, as a result of certain price increases, the favorable effects of certain of our marketing initiatives and from locations we acquired during 2013 and 2014. On a same site basis, nonfuel revenues increased by 4.1% for 2014, as compared to 2013. We believe this same site increase is primarily due to the improved results at those sites we acquired during 2011 and 2012, as well as certain price increases and the favorable effects of certain of our marketing initiatives.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for 2015 was $483,009, a decrease of $9,609, or 2.0%, from 2014. The decrease was primarily due to decreases in fuel gross margin and increases in site level operating expenses, partially offset by increases in nonfuel gross margin. Fuel gross margin decreased $33,009, or 7.8%, for 2015, as compared to 2014. The fuel gross margin per gallon of $0.196 on a same site basis for 2015, was $0.018 per gallon lower than 2014. Lower fuel margin per gallon for 2015 primarily resulted from a favorable purchasing experience in 2014 that did not recur in 2015. Site level operating expenses increased $38,648, or 4.9%, during 2015, as compared to 2014, primarily due to the locations we acquired during 2014 and 2015. These decreases were partially offset by an increase in nonfuel gross margin of $62,006, or 7.3%, for 2015, as compared to 2014. The nonfuel gross margin was 56.3% and 55.4% of nonfuel revenues in 2015 and 2014, respectively. The nonfuel gross margin percentage increased due to a favorable change in the mix of products and services sold. On a same site basis, the nonfuel gross margin percentage improved to 56.4% from 55.5%.
Site level gross margin in excess of site level operating expenses for 2014 was $492,618, an increase of $99,113, or 25.2%, from 2013. The increase was primarily due to the increases in fuel and nonfuel gross margin, partially offset by increases in site level operating expenses. Fuel gross margin increased $80,333, or 23.6%, for 2014, as compared to 2013. The fuel gross margin per gallon of $0.213 on a same site basis for 2014, was $0.041 per gallon higher than 2013. Higher fuel margin per gallon in 2014 primarily resulted from a favorable purchasing experience in 2014. Nonfuel gross margin increased $59,723, or 7.5%, for 2014, as compared to 2013. The nonfuel gross margin was 55.4% and 55.0% of nonfuel revenues in 2014 and 2013, respectively. The nonfuel gross margin percentage increased due to a favorable change in the mix of products and services sold. On a same site basis, the nonfuel gross margin percentage improved to 55.6% from 55.0%. These increases were partially offset by higher site level operating expenses of $40,638, or 5.4%, for 2014, as compared to 2013, primarily due to the locations we acquired during 2013 and 2014.

Convenience Stores
The following table presents changes in the operating results of our convenience store segment for the year ended December 31, 2015, as compared with the year ended December 31, 2014. On December 16, 2013, we acquired 31 convenience store locations and as of December 31, 2013, we operated 34 convenience stores not located on a travel center property. The results of operations for these 31 locations for the period subsequent to acquisition did not have a significant impact on our consolidated results of operations for 2013 and our convenience store segment was not significant to our consolidated operating results for 2013. Therefore, the convenience store segment information for 2013 is not presented below.

	2015	Change from 2014	2014
Fuel:
Fuel revenues	$224,894	98.6%	$113,221
Fuel gross margin	26,060	258.4%	7,272

Nonfuel:
Nonfuel revenues	155,197	102.5%	76,634
Nonfuel gross margin	46,314	93.4%	23,946
Total revenues	$380,091	100.2%	$189,855

Total gross margin	$72,374	131.8%	$31,218
Site level operating expenses	55,115	146.2%	22,384

Site level gross margin in excess of site level operating expenses	$17,259	95.4%	$8,834
The following table presents our same site operating results for our convenience store segment for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The table includes amounts for locations that were company operated during the entirety of each of the periods presented.

	2015	2014	Change
Number of company operated convenience store locations	32	32	—

Fuel:
Fuel sales volume (gallons)	41,690	40,048	4.1%
Fuel revenues	$77,672	$113,221	(31.4)%
Fuel gross margin	8,917	7,272	22.6%
Fuel gross margin per gallon	0.214	0.182	17.6%

Nonfuel:
Nonfuel revenues	$79,657	$76,634	3.9%
Nonfuel gross margin	25,965	23,946	8.4%
Nonfuel gross margin percentage	32.6%	31.2%	140pts

Total gross margin	$34,882	$31,218	11.7%

Site level operating expenses	22,498	22,384	0.5%

Site level operating expenses as a percentage of nonfuel revenues	28.2%	29.2%	(100)pts
Site level gross margin in excess of site level operating expenses	$12,384	$8,834	40.2%

Revenues. Revenues for 2015 were $380,091, an increase of $190,236, or 100.2%, from 2014 that resulted from an increase in fuel and nonfuel revenues, principally as a result of our convenience store acquisitions since January 1, 2014.
The table below shows the changes in fuel revenues of our convenience store segment based on price and volume changes between periods.

	Gallons Sold	Fuel Revenues
Results for 2014	40,048	$113,221

Decrease due to petroleum products price changes	—	(38,562)
Increase due to same site volume changes	1,642	3,014
Increase due to locations opened	79,914	147,221
Net change from prior year period	81,556	111,673

Results for 2015	121,604	$224,894
Fuel revenues for 2015 were $224,894, an increase of $111,673, or 98.6% from 2014. Fuel revenues at our convenience store segment for the 2015 period reflected increases in sales volume from both sites we acquired during 2015 and same sites, partially offset by decreases in market prices for fuel. On a same site basis, fuel sales volume for 2015 increased by 1,642 gallons, or 4.1%, from 2014. We believe the increase in fuel revenues in our convenience store segment was primarily due to our continued focus on managing our fuel sales pricing to balance sales volume and profitability.
Nonfuel revenues for 2015 were $155,197, an increase of $78,563, or 102.5%, from 2014, primarily due to favorable results of our marketing initiatives and from the sites we acquired during 2015. On a same site basis, nonfuel revenues increased by $3,023, or 3.9%, for 2015, as compared to 2014, primarily due to the favorable effects of certain of our marketing initiatives.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for 2015 was $17,259, an increase of $8,425, or 95.4%, from 2014. The increase was primarily due to increases in fuel and nonfuel gross margin partially offset by increases in site level operating expenses. Fuel gross margin increased $18,788, or 258.4%, for 2015, as compared to 2014. The fuel gross margin per gallon of $0.214 on a same site basis for 2015, was $0.032 per gallon higher than 2014. Higher fuel margin per gallon in 2015 primarily resulted from our continued focus on managing our fuel sales pricing to balance sales volume and profitability. Nonfuel gross margin increased $22,368, or 93.4%, for 2015, as compared to 2014. The nonfuel gross margin was 29.8% and 31.2% of nonfuel revenues in 2015 and 2014, respectively. The nonfuel gross margin percentage decreased due to the sales mix at the locations we acquired during 2015, partially offset by increases in nonfuel gross margin percentage at our same sites. On a same site basis, the nonfuel gross margin percentage improved to 32.6% from 31.2%. These increases were offset by higher site level operating expenses of $32,731, or 146.2%, for 2015, as compared to 2014, primarily due to the locations we acquired during 2015.

Liquidity and Capital Resources
Our principal liquidity requirements are to meet our operating and financing costs and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are our:

•	cash balance;

•	operating cash flow;

•	revolving credit facility with a current maximum availability of $200,000, or our Credit Facility, subject to limits based on our qualified collateral;

•	sales to HPT, for an increase in our rent, of improvements we make to the sites we lease from HPT, as further described below under "Related Party Transactions";

•	potential issuances of new debt and equity securities; and

•	potential financing or selling unencumbered real estate that we own.
We believe that the primary risks we currently face with respect to our operating cash flow are:

•	economic conditions in the United States and the trucking industry and the risk of a renewed economic slowdown or recession;

•	decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency and fuel conservation generally;

•	decreased demand for our products and services that we may experience as a result of competition;

•	a significant portion of our expenses are fixed in nature, which may restrict our ability to realize a sufficient reduction in our expenses to offset a reduction in our revenues;

•
the negative impacts on our gross margins and working capital requirements if there were a return to the higher level of prices for petroleum products we experienced during the first half of 2014 and in prior years, as well as the volatility of those prices; and

•	the possible inability of acquired properties to generate the stabilized financial results we expect.
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our growth strategy of selectively acquiring additional properties and businesses requires us to expend substantial additional capital. In addition, our properties are high traffic areas with many customers, including large trucks, entering and exiting our properties daily, requiring us to expend capital to improve, repair and maintain our properties. Although we had a cash balance of $172,087 on December 31, 2015, and generated net income and net cash from operating activities in 2015, there can be no assurance that we will maintain similar amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing.
Liquidity Aspects of Transactions with HPT
In June 2015, we announced that we had entered a transaction agreement with HPT, pursuant to which we (i) sold and leased back 14 travel centers we owned and certain assets we owned at an additional 11 travel centers that we lease from HPT for $279,383, and (ii) purchased from HPT for $45,042 five travel centers that we previously leased from HPT. All proceeds from the sales transactions were placed in so-called “exchange accounts” with a third party intermediary to facilitate the deferral of related income taxes on the capital gains from these transactions by acquiring other real estate, including the five travel centers we acquired for $45,042. Generally, any proceeds held by our third party intermediary must be invested in replacement real estate within 180 days after the receipt of said proceeds in order for the tax deferral to be effective. The cash held by the third party intermediary is included in our cash balance at December 31, 2015. As of the date of this Annual Report we have invested in replacement real estate all proceeds that had been held by our third party intermediary.
In addition, pursuant to the Transaction Agreement, HPT agreed to purchase from us upon their completion, for our cost, which is not expected to exceed $118,000, five travel centers to be developed on land we own. After December 31, 2015, we completed development of one of these travel centers and we expect to complete the sale of this travel center to HPT during the first quarter of 2016. We currently expect development of two of these travel centers to be completed during 2016 and development of the other two travel centers to be completed during the second half of 2016, or first half of 2017. As of December 31, 2015, we had invested $55,459 (including land costs) in the development of these five sites, and the total estimated remaining development costs of these five travel centers as of December 31, 2015, was $57,733.

Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300,000. The Credit Facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Borrowings under the Credit Facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At December 31, 2015, a total of $84,651 was available to us for loans and letters of credit under the Credit Facility. At December 31, 2015, there were no loans outstanding under the Credit Facility but we had outstanding $34,490 of letters of credit issued under that facility, which reduce the amount available for borrowing under the Credit Facility, leaving $50,161 available for our use.
Senior Notes
On October 5, 2015, we issued in an underwritten public offering $100,000 aggregate principal amount of our 8.00% Senior Notes due on October 15, 2030, or the 2030 8.00% Senior Notes. Our net proceeds from this issuance were approximately $95,494 after underwriters’ discount and commission and other costs of the offering. The 2030 8.00% Senior Notes bear interest at 8.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on January 15, 2016, and no principal payments are required prior to maturity on October 15, 2030. The 2030 8.00% Senior Notes are callable by us without penalty at any time on or after October 5, 2018.
On December 16, 2014, we issued in an underwritten public offering $120,000 aggregate principal amount of our 8.00% Senior Notes due on December 15, 2029, or the 2029 8.00% Senior Notes. Our net proceeds from this issuance were approximately $114,448 after underwriters’ discount and commission and other costs of the offering. The 2029 8.00% Senior Notes bear interest at 8.00% per annum, payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year, beginning on February 28, 2015, and no principal payments are required prior to maturity on December 15, 2029. The 2029 8.00% Senior Notes are callable by us without penalty at any time on or after December 15, 2017.
On January 15, 2013, we issued in an underwritten public offering $110,000 aggregate principal amount of our 8.25% Senior Notes due on January 15, 2028, or the 2028 8.25% Senior Notes. Our net proceeds from this issuance were approximately $105,250 after underwriters’ discount and commission and other costs of the offering. The 2028 8.25% Senior Notes bear interest at 8.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013, and no principal payments are required prior to maturity on January 15, 2028. The 2028 8.25% Senior Notes are callable by us without penalty at any time on or after January 15, 2016.
We refer to our 2030 8.00% Senior Notes, our 2029 8.00% Senior Notes, and our 2028 8.25% Senior Notes collectively as our Senior Notes, which are our senior unsecured obligations. The total annual cash outlays for interest expense on our Senior Notes is expected to be $26,675.
The indenture governing the Senior Notes does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time.
See Note 7 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our Credit Facility or our Senior Notes.

Sources and Uses of Cash Flow
Cash Flow from Operating Activities
In 2015, we had net cash inflows from operating activities of $136,888, a decrease of $24,237 compared to $161,125 in 2014. The decrease was primarily due to lower net income partially offset by lower net working capital in 2015 as compared to 2014, that resulted primarily from lower fuel prices.
In 2014, we had net cash inflows from operating activities of $161,125, an increase of $89,612 compared to $71,513 in 2013. The increase was primarily due to higher net income and lower net working capital resulting primarily from lower fuel prices, partially offset by a one time litigation settlement payment in 2014, as compared to 2013. In January 2014, we reached a settlement with the plaintiffs in a long running litigation and made a $10,000 payment in March 2014, which offset our increase in cash flow from operating activities. See Legal Proceedings included in Part I, Item 3 of this Annual Report for more information about this settlement.
Cash Flow from Investing Activities
In 2015, we had cash outflows from investing activities of $237,477, an increase of $103,059 compared to $134,418 in 2014. The increase was primarily due to capital expenditures and cash invested for acquisitions, partially offset by proceeds from the sale of assets to HPT. In 2015, we invested $320,290 for the acquisition of three travel centers and 170 convenience stores, and we made other capital investments of $295,437 for improvements to our properties. In 2015, we received $378,250 of proceeds from our sales of properties and assets to HPT, including improvements to properties we lease from HPT.
In 2014, we had cash outflows from investing activities of $134,418, a decrease of $61,621 compared to $196,039 in 2013. The decrease was primarily due to fewer acquisitions in 2014 compared to 2013. In 2014, we invested $28,695 for the acquisition of four properties, and we made other capital investments of $169,825. In 2013, we invested $111,516 for the acquisition of 41 properties, and we made other capital investments of $164,242. In 2014 and 2013, we received $64,735 and $77,593, respectively, of proceeds from our sales to HPT of improvements to the properties leased from HPT.
As of December 31, 2015, we had agreed to acquire an additional 24 convenience stores for purchase prices aggregating $32,788, and we expect to invest an additional $4,672 to rebrand and in some cases expand and improve them. We also had an agreement to acquire certain assets of Quaker Steak & Lube®, or QSL, including the brand, all of its owned and leased restaurants and its franchise agreements, for $25,000. Since December 31, 2015, we have completed the acquisition of seven convenience stores, in Illinois and Missouri, for an aggregate of $13,860 and have entered new agreements to acquire an additional 16 convenience stores in Wisconsin and Illinois for $23,250. We expect to invest an additional $3,803 in these 16 locations to rebrand, renovate and or expand them. We expect to complete the remaining acquisitions in the first half of 2016, but these purchases are subject to conditions, and in the case of QSL the outcome of a bankruptcy auction process, and may not occur, may be delayed or the terms may change.
See Notes 3 and 12 to our Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our acquisitions and transactions with HPT.
Cash Flow from Financing Activities
In 2015, we had cash inflows from financing activities of $48,495, a decrease of $63,446 compared to $111,941 in 2014. Our financing cash flow consisted primarily of the $95,494 net cash proceeds we received from issuance of our 2030 8.00% Senior Notes, partially offset by the repayment of a financing obligation for $45,042 for five properties we are no longer leasing from HPT.
In 2014, we had cash inflows from financing activities of $111,941, a decrease of $63,086 compared to $175,027 in 2013. Our financing cash flow consisted primarily of the $114,448 net proceeds we received from the issuance of our 2029 8.00% Senior Notes. In 2013, financing cash flow consisted of the $105,250 net proceeds we received from the issuance of our 2028 8.25% Senior Notes and the $65,102 net proceeds of our issuance and sale of 7,475 common shares.

Off Balance Sheet Arrangements
As of December 31, 2015, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt owed by Petro Travel Plaza Holdings LLC, or PTP, an entity in which we own a noncontrolling interest. Additional information regarding our relationship and transactions with PTP can be found in Notes 11 and 12 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report.

Related Party Transactions
Relationships with HPT, The RMR Group LLC, and Affiliates Insurance Company
We have relationships and historical and continuing transactions with HPT, RMR and its managing member, The RMR Group Inc., Affiliates Insurance Company, or AIC and other companies to which RMR provides management services and others affiliated with them. For example:

•	HPT is our former parent company, our principal landlord and our largest shareholder and RMR provides management services to both us and HPT;

•
As of December 31, 2015, we, HPT and four other companies to which RMR provides management services each owned 14.3% of AIC, an Indiana insurance company, and we and the other shareholders of AIC participate in a property insurance program arranged and reinsured in part by AIC;

•	In the past we have entered group purchasing arrangements with certain other companies managed by RMR and we currently are exploring ways to expand those arrangements; and

•
RMR employs our President and Chief Executive Officer; our Executive Vice President, Chief Financial Officer and Treasurer; our Executive Vice President and General Counsel; and both of our Managing Directors; one of our Managing Directors is a controlling shareholder of The RMR Group Inc., which is the managing member of RMR, and owns an indirect interest in RMR; RMR, assists us with various aspects of our business pursuant to a business management agreement and provides building management services at our headquarters office building pursuant to a property management agreement.

See Note 12 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report and the section captioned "Business—Our Leases with HPT" above in Part I, Item 1 of this Annual Report for more information about these and other such relationships and related person transactions. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors". Copies of certain of our agreements with these related parties, including our leases and related amendments with HPT, our business and property management agreements with RMR, various agreements we have entered with HPT and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related persons, including HPT and businesses to which RMR or its affiliates provide management services.

Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles requires us to make reasonable estimates and assumptions that may involve the exercise of significant judgment. For any estimate or assumption used, there may be other reasonable estimates or assumptions that may have been used. However, based on the available facts and circumstances inherent in the estimates and assumptions reflected in our consolidated financial statements, management believes it is unlikely that applying other reasonable estimates and assumptions would have caused materially different amounts to have been reported. Actual results may differ from these estimates.
Impairment of long lived assets and goodwill. We perform a test for impairment of our property and equipment at the individual site level, since this is the lowest grouping of assets and liabilities at which the related cash flows are largely independent of other assets and liabilities. The need to recognize impairment losses may occur under our policies in two types of circumstances. First, when assets are used in operations and events and circumstances indicate that the assets might be impaired, we record impairments whenever the carrying values of those assets exceed the estimated fair values of those assets at the specific location. Second, when assets are to be disposed of and their carrying values exceed the estimated fair value of the asset less the estimated cost to sell the asset, we record an impairment charge. Our estimates of fair value are based on our estimates of likely market participant assumptions. Key assumptions include our current expectations for projected fuel sales volumes, nonfuel revenues, fuel and nonfuel gross margins, site level operating expense and rent expense. If the business climate deteriorates, our actual results may not be consistent with these assumptions and estimates. The discount rate, which is used to measure the present value of the projected future cash flows, is set using a weighted average cost of capital method that considers market and industry data as well as our specific risk factors and that is likely to be used by a market participant. The weighted-average cost of capital is our estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. We use a number of assumptions and methods in preparing valuations underlying impairment tests, including estimates of future cash flows and discount rates. During 2015, we did not record any impairment charges relating to our property and equipment. Applying significantly different assumptions or valuation methods could result in different results from these impairment tests.
We also annually assess intangible assets with indefinite lives for impairment. Indefinite lived intangible assets consisted of trademarks and their fair value was determined using a relief from royalty method. We evaluated goodwill for impairment as of July 31. Goodwill impairment testing for 2015 was performed using a quantitative analysis under which the fair value of our goodwill was estimated using a discounted cash flow model, also known as an income approach, and a market approach. The discounted cash flow model considered forecasted cash flows discounted at an estimated weighted average cost of capital. The forecasted cash flows were based on our long-term operating plan and a terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The weighted average cost of capital used was an estimate of the overall after tax rate of return required by equity and debt market holders of a business enterprise. The market approach considered comparable publicly traded guideline companies' business values. For each comparable publicly traded guideline company value indicators, or pricing multiples, were considered to estimate the value of our business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows of the respective reportable segment. During 2015, we did not record any impairment charges related to our indefinite lived intangible assets and goodwill.
Customer loyalty programs. We have accruals for the customer loyalty programs we offer, similar to frequent shopper programs offered by other retailers. Drivers enrolled in these programs earn points for certain fuel and nonfuel purchases that can be redeemed for discounts on future nonfuel products and services at our travel centers. In determining these accruals, we must estimate redemption rates and future expected point expirations. These estimates are based on historical point expiration patterns, adjusted for expected future changes. To the extent an estimate is inaccurate, our liabilities, expenses and net income may be understated or overstated.

Income tax matters. As part of the process of preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for financial statement and tax reporting purposes. These temporary differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. We are required to record a valuation allowance to reduce deferred tax assets if we are not able to conclude that it is more likely than not these assets will be realized. In measuring our deferred tax assets, we consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for all or a portion of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. We continue to maintain a valuation allowance against the deferred tax assets related to certain net operating loss and tax credit carryforwards in certain state and foreign jurisdictions. To the extent our estimates and assumptions prove inaccurate we may need to recognize additional amounts of valuation allowance, which would increase our income tax expense and reduce our net income in future periods.
We are also required to evaluate uncertain tax positions that benefit our income tax returns. The two step process of recognition and measurement required with respect to uncertain tax positions can require a great deal of management judgment regarding the probability that a tax position, based solely on its technical merits, will be sustained upon examination by the taxing authority, and the measurement of the amount of benefit that is more likely than not to be realized upon ultimate resolution. Many assumptions and estimates may be taken into account in the determination of whether a tax position will be recognized in the financial statements and, if the tax position is to be recognized, the amount of benefit to be recognized. These assumptions and estimates are subject to change due to many factors. To the extent our estimates and assumptions prove inaccurate we may need to adjust the amounts recognized in our financial statements, which could increase or decrease our assets, liabilities, income tax expense and net income in future periods.
Accounting for leases. With respect to accounting for leases, each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital lease or an operating lease. The classification of a lease as capital or operating affects whether and how the transaction is reflected in our balance sheet, as well as our recognition of rental payments as rent or interest expense. These evaluations require us to make estimates of, among other things, the remaining useful life and residual value of leased properties, appropriate discount rates and future cash flows that may be realized from the leased properties. Incorrect assumptions or estimates may result in misclassification of our leases. Other aspects of our lease accounting policies relate to the accounting for sale leaseback transactions, including the appropriate amortization of related deferred liabilities and any deferred gains or losses, and the accounting for lease incentives. Our lease accounting policies involve significant judgments based upon our experience, including judgments about current valuations, estimated useful lives and salvage or residual values. In the future we may need to revise our assessments to incorporate information which is not known at the time of our previous assessments, and such revisions could increase or decrease our depreciation expense related to properties that we lease, result in the classification of some of our leases as other than operating leases or decrease the carrying values of some of our assets.
Business combinations. We account for our acquisitions of businesses as business combinations, which requires that the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the acquisition date. We record any excess of the purchase price over the estimated fair value of the net assets as goodwill. Our accounting for business combinations involves significant judgments about valuations of assets and liabilities in the current market and the assignment of estimated useful lives. We may adjust our accounting for business combinations to reflect information that is unknown at the time of our respective acquisitions for up to one year after each purchase. Acquisition related transaction costs, such as legal fees, due diligence costs and closing costs, are not included as a component of consideration transferred in an acquisition but are expensed as incurred. The operating results of acquired businesses are reflected in our consolidated financial statements from the date of the acquisition.
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

Summary of Contractual Obligations and Commitments
At December 31, 2015, our primary outstanding trade commitments were $34,490 for letters of credit. The following table summarizes our obligations to make future payments under various agreements as of December 31, 2015:

	Payments due by period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Leases with HPT(1)	$3,335,790	$264,469	$526,515	$520,898	$2,023,908
Other operating leases	31,840	7,316	10,562	4,530	9,432
8.25% Senior Notes due 2028(2)	110,000	—	—	—	110,000
8.00% Senior Notes due 2029(3)	120,000	—	—	—	120,000
8.00% Senior Notes due 2030(4)	100,000	—	—	—	100,000
Interest payments on Senior Notes	361,591	26,675	53,350	53,350	228,216
Purchase obligations(5)	57,788	57,788	—	—	—
Other long term liabilities(6)	36,221	16,374	12,131	3,952	3,764
Total contractual obligations	$4,153,230	$372,622	$602,558	$582,730	$2,595,320

(1)
The amounts shown for lease payments to HPT include payments due to HPT for the sites we account for as operating leases and for the sites we account for as a financing under a sale leaseback financing obligation and also include the payments of the deferred rent obligation of $42,915, $29,324, $29,107, $27,421, and $21,233 in June 2024 and December 2026, 2028, 2029, and 2030, respectively, as well as the amounts payable to HPT at the end of the lease terms for the estimated cost of removing underground storage tanks. Interest is not payable on the deferred rent obligation balance unless we default on certain covenants or certain events occur, such as a change of control of us.

(2)
Our $110,000 of outstanding 2028 8.25% Senior Notes bear interest that is payable quarterly and mature (unless previously redeemed) on January 15, 2028. We may, at our option, at any time on or after January 15, 2016, redeem some or all of the 2028 8.25% Senior Notes by paying 100% of the principal amount of the 2028 8.25% Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.

(3)
Our $120,000 of outstanding 2029 8.00% Senior Notes bear interest that is payable quarterly and mature (unless previously redeemed) on December 15, 2029. We may, at our option, at any time on or after December 15, 2017, redeem some or all of the 2029 8.00% Senior Notes by paying 100% of the principal amount of the 2029 8.00% Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.

(4)
Our $100,000 of outstanding 2030 8.00% Senior Notes bear interest that is payable quarterly beginning on January 15, 2016, and mature (unless previously redeemed) on October 15, 2030. We may, at our option, at any time on or after October 15, 2018, redeem some or all of the 2030 8.00% Senior Notes by paying 100% of the principal amount of the 2030 8.00% Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.

(5)
As of December 31, 2015, we had entered agreements to acquire 24 convenience stores for an aggregate of $32,788 and 53 restaurants for an aggregate of $25,000. These acquisitions are subject to conditions and may not occur, may be delayed or the terms may change.

(6)
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
In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our fuel products, may require us to expend significant amounts and may negatively impact our business. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency’s, or EPA's, gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel, as well as President Obama’s February 2014 order that his administration develop and implement new fuel efficiency standards for medium and heavy duty commercial trucks by March 2016, has caused us to add certain services and provide certain products to our customers at a cost to us and may decrease the demand for our fuel products and negatively impact our business. Pursuant to the President's executive order, in June 2015 the EPA and the National Highway Traffic Safety Administration proposed a new regulation that would phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty vehicles beginning in model year 2021 (model year 2018 for certain trailers) through model year 2027. The proposed regulation would reduce fuel usage between 8% and 24% (depending on vehicle category) by model year 2027. Further, legislation and regulations that limit carbon emissions also may cause our energy costs at our locations to increase.
For further information about these and other environmental and climate change matters, and the related risks that may arise, see the disclosure under the heading "Environmental Contingencies" in Note 13 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report, "Warning Concerning Forward Looking Statements", "Regulatory Environment—Environmental Regulation" in Item 1 and Item 1A, "Risk Factors".

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our Credit Facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. As of December 31, 2015, no loans were outstanding under this Credit Facility. We borrow under this Credit Facility in U.S. dollars and those borrowings require us to pay interest at floating interest rates, which are based on LIBOR or a base rate plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates. A change in interest rates generally would not affect the value of any outstanding floating rate debt but could affect our operating results. For example, if the $200,000 stated maximum amount was drawn under our Credit Facility and interest rates decreased or increased by 100 basis points per annum, our interest expense would increase by $2,000 per year. If interest rates were to change gradually over time, the impact would occur over time.

We are exposed to risks arising from market price changes for fuel. These risks have historically resulted from changes in supply and demand for fuel and from market speculation about future supply and demand for fuel. Some supply changes may arise from local conditions, such as a malfunction in a particular pipeline or at a particular terminal. However, in the recent past most of the supply risks have arisen from national or international conditions, such as weather related shutdowns of oil drilling or refining capacities, political instability in oil producing regions of the world or terrorism. Risks may also arise from changes in the demand for and the price of fuel. Due to petroleum products being traded in commodity markets, material changes in demand for and the price of fuel worldwide and financial speculation in these commodities markets may have a material effect upon the prices we have to pay for fuel and may also impact our customers' demand for fuel and other products. Almost all of these risks are beyond our control. Nevertheless, we attempt to mitigate our exposure to fuel commodity price market risks in three ways. First, whenever possible, we attempt to maintain supply contracts for diesel fuel with several different suppliers for each of our locations; if one supplier has a local problem we may be able to obtain fuel supplies from other suppliers. Second, we maintain modest fuel inventory, generally less than three days of fuel sales. Modest inventory may mitigate the risk that we are required by competitive or contract conditions to sell fuel for less than its cost in the event of rapid price declines; however, the modest level of fuel inventory could exacerbate our fuel supply risks. Third, we sell a majority of our diesel fuel at prices determined by reference to a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to substantially maintain our margin per gallon despite changes in the price we pay for fuel. Based on our fuel inventory as of, and our fuel sales volume for the year ended, December 31, 2015, each one cent change in the price of fuel would change our inventory value by $191 and our fuel revenues by $21,301.

Item 8. Financial Statements and Supplementary Data
The information required by this item is included in Item 15 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2015.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by RSM US LLP (formerly McGladrey LLP), an independent registered public accounting firm, as stated in their report which appears in Item 15 of this Annual Report.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2015 there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We have a code of business conduct and ethics that applies to all our representatives, including our officers and Directors. Our code of business conduct and ethics is posted on our website, www.ta-petro.com. A printed copy of our code of business conduct and ethics is also available free of charge to any person who requests a copy by writing to our Secretary, TravelCenters of America LLC, Two Newton Place, 255 Washington Street, Newton, MA 02458. We intend to disclose any amendments to or waivers of our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and controller (or any person performing similar functions) on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant options and common shares from time to time to our officers, Directors, employees and other individuals who render services to us under our Amended and Restated TravelCenters of America 2007 Equity Compensation Plan, or the Plan. As of December 31, 2015, 64,355 common shares remain available for issuance under the Plan. In 2015, we issued 671,125 common shares to our Directors, officers, employees and others who provide services to us. The terms of grants made under the Plan are determined by our Board of Directors or the Compensation Committee of our Board of Directors at the time of the grant.
Information required by Item 12 with respect to securities authorized for issuance under equity-based compensation plan is set forth under the Equity Compensation Plan Information section in our definitive Proxy Statement and is incorporated by reference.

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

4.2
Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed January 15, 2013)

4.3
First Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed January 15, 2013)

4.4
Second Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of December 16, 2014 (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A (File No. 001-33274).

4.5
Third Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of October 5, 2015 (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A (File No. 001-33274) filed October 5, 2015)

4.6	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

4.7	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

4.8	Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

10.1
Transaction Agreement, dated as of January 29, 2007, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, TravelCenters of America LLC and The RMR Group LLC (Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)

10.2
Transaction Agreement by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Leasing LLC, and TA Operating LLC dated June 1, 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2015).

10.3
Deferral Agreement, dated as of August 11, 2008, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008)

10.4
Registration Rights Agreement, dated August 11, 2008, between TravelCenters of America LLC and Hospitality Properties Trust (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008)

10.5
Amended and Restated Business Management and Shared Services Agreement, dated as of March 12, 2015, by and between TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 13, 2015)

10.6
First Amendment to Lease Agreement, dated as of March 17, 2008, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed on November 10, 2008)

10.7
First Amendment to Lease Agreement, dated as of May 12, 2008, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2008)

10.8
Amended and Restated Lease No. 1, dated June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 15, 2015)

10.9
Amended and Restated Lease No. 2, dated June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 15, 2015)

10.10
Amended and Restated Lease No. 3, dated June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed June 15, 2015)

10.11
Amended and Restated Lease No. 4, dated June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed June 15, 2015)

10.12
Amendment to Lease Agreement, dated June 9, 2015, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed June 15, 2015)

10.13
First Amendment to Amended and Restated Lease Agreement No. 2, dated June 16, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2015)

10.14
First Amendment to Amended and Restated Lease Agreement No. 4, dated June 16, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 22, 2015)

10.15
Second Amendment to Amended and Restated Lease Agreement No. 2, dated June 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 25, 2015)

10.16
Second Amendment to Amended and Restated Lease Agreement No. 4, dated June 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 25, 2015)

10.17
Third Amendment to Amended and Restated Lease Agreement No. 2, dated September 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 24, 2015)

10.18
Third Amendment to Amended and Restated Lease Agreement No. 4, dated September 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed September 24, 2015)

10.19
First Amendment to Amended and Restated Lease Agreement No. 3, dated September 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 24, 2015)

10.20
Guaranty Agreement, dated as of January 31, 2007, made by TravelCenters of America LLC, TravelCenters of America Holding Company LLC and TA Operating LLC, as Guarantors, for the benefit of HPT TA Properties Trust and HPT TA Properties LLC, as Landlord, under the Lease Agreement, dated as of January 31, 2007, by and among such Landlord and TA Leasing LLC (Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)

10.21
Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, under the Lease Agreement, dated as of May 30, 2007, by and among such Landlord and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 4, 2007)

10.22
Guaranty Agreement, dated June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.5 to our current Report on Form 8-K filed June 15, 2015)

10.23
Guaranty Agreement, dated June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed June 15, 2015)

10.24
Guaranty Agreement, dated June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed June 15, 2015)

10.25
Guaranty Agreement, dated June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed June 15, 2015)

10.26
Property Exchange Agreement, dated June 9, 2015, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, the Registrant and TA Operating LCC (Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed June 15, 2015)

10.27	Sales Agreement, dated June 16, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed June 22, 2015)

10.28	Sales Agreement, dated June 16, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed June 22, 2015)

10.29	Sales Agreement, dated June 23, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed June 25, 2015)

10.30	Sales Agreement, dated June 23, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed June 25, 2015)

10.31	Sales Agreement, dated September 23, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed September 24, 2015)

10.32	Sales Agreement, dated September 23, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed September 24, 2015)

10.33	Sales Agreement, dated September 23, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed September 24, 2015)

10.34	Form of Development Property Agreement between an HPT entity and TA Operating LLC (Incorporated by reference to Exhibit B-3 to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2015)

10.35
Amendment Agreement, dated as of January 31, 2011, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2011)

10.36
Amendment Agreement, dated as of April 15, 2013, among HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC and together with HPT TA Trust, HPT TA LLC, HPT PSC Trust, TA Leasing LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed on May 7, 2013)

10.37
Amendment Agreement, dated as of July 1, 2013, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed on August 6, 2013)

10.38
Amendment Agreement, dated as of December 23, 2013, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 6, 2014)

10.39
Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, The RMR Group LLC, Government Properties Income Trust and Select Income REIT (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 7, 2012)

10.40
Amended and Restated Loan and Security Agreement, dated as of October 25, 2011, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities from time to time parties thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 28, 2011)

10.41
Amendment to Amended and Restated Loan and Security Agreement, dated as of December 19, 2014, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities from time to time parties thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 23, 2014)

10.42
Joinder Agreement, dated February 26, 2014, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, TravelCenters of America Holding Company LLC, Petro Franchise Systems LLC, TA Franchise Systems LLC, TA Operating Nevada LLC, TA Operating Texas LLC, and Wells Fargo Capital Finance, LLC (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed August 21, 2014)

10.43	*
Composite copy of the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, as amended as of May 12, 2011 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011)

10.44	*
Form of Restricted Share Agreement under the 2007 Equity Compensation Plan of TravelCenters of America LLC (for restricted share grants under the plan prior to October 24, 2008) (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 30, 2007)

10.45	*
Form of Restricted Share Agreement under the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (for restricted shares granted under the plan on and after October 24, 2008 but prior to November 19, 2013) (Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)

10.46	*
Form of Restricted Share Agreement under the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (for restricted shares granted under the plan on and after November 19, 2013) (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 6, 2014)

10.47	*
Retirement Agreement, dated as of January 31, 2014, by and among TravelCenters of America LLC and Ara A. Bagdasarian (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed on August 21, 2014)

10.48	*
Vesting Agreement, dated as of January 31, 2014, by and among TravelCenters of America LLC and Ara A. Bagdasarian (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed on August 21, 2014)

10.49		Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 16, 2012)

10.50		Summary of Director Compensation (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 29, 2015)

10.51
Definitive Master Class Settlement Agreement, executed as of March 3, 2014 (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 6, 2014)

12.1		Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

21.1		Subsidiaries of TravelCenters of America LLC (filed herewith)

23.1	Consent of RSM US LLP (filed herewith)

23.2	Consent of Ernst & Young LLP (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

99.1	FedEx Pricing Agreement (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2015, filed on August 6, 2015)

99.2
Property Management Agreement, dated as of July 21, 2011, by and between The RMR Group LLC and TA Operating LLC (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 7, 2011)

99.3
Amended and Restated Reimbursement Agreement, dated May 1, 2012, by and among The RMR Group LLC, TravelCenters of America LLC and Five Star Quality Care, Inc. (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 7, 2012)

101.1
The following materials from TravelCenters of America LLC's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (filed herewith)

* Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TravelCenters of America LLC

We have audited the accompanying consolidated balance sheets of TravelCenters of America LLC as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TravelCenters of America LLC as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TravelCenters of America LLC's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2016 expressed an unqualified opinion on the effectiveness of TravelCenters of America LLC’s internal control over financial reporting.

/s/ RSM US LLP

Cleveland, Ohio
March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
TravelCenters of America LLC

We have audited the consolidated statements of income and comprehensive income, shareholders' equity, and cash flows of TravelCenters of America LLC for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of TravelCenters of America LLC for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
June 6, 2014
except for Note 15, as to which the date is
March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TravelCenters of America LLC

We have audited TravelCenters of America LLC's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. TravelCenters of America LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Assessment of Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, TravelCenters of America LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TravelCenters of America LLC as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows of TravelCenters of America LLC for each of the two years in the period ended December 31, 2015 and our report dated March 14, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Cleveland, Ohio
March 14, 2016

TravelCenters of America LLC
Consolidated Balance Sheets
(in thousands)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$172,087	$224,275
Accounts receivable (less allowance for doubtful accounts of $850 and $1,312 as of December 31, 2015, and December 31, 2014, respectively)	91,580	96,478
Inventory	183,492	172,750
Other current assets	48,181	46,672
Total current assets	495,340	540,175

Property and equipment, net	989,606	765,828
Goodwill and intangible assets, net	105,977	54,550
Other noncurrent assets	44,171	42,264
Total assets	$1,635,094	$1,402,817

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$125,079	$123,084
Current HPT Leases liabilities	37,030	31,637
Other current liabilities	133,513	112,417
Total current liabilities	295,622	267,138

Long term debt	330,000	230,000
Noncurrent HPT Leases liabilities	385,498	332,934
Other noncurrent liabilities	74,655	54,135
Total liabilities	1,085,775	884,207

Shareholders' equity:
Common shares, no par value, 39,069 and 39,159 shares authorized at December 31, 2015 and 2014, respectively, 38,808 shares issued and outstanding as of December 31, 2015, and 38,426 shares issued and 38,336 shares outstanding at December 31, 2014	682,219	679,482
Accumulated other comprehensive (loss) income	(240)	435
Accumulated deficit	(132,660)	(160,379)
Treasury shares, 90 shares as of December 31, 2014	—	(928)
Total shareholders' equity	549,319	518,610
Total liabilities and shareholders' equity	$1,635,094	$1,402,817
   The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Fuel	$4,055,448	$6,149,449	$6,481,252
Nonfuel	1,782,761	1,616,802	1,450,792
Rent and royalties from franchisees	12,424	12,382	12,687
Total revenues	5,850,633	7,778,633	7,944,731

Cost of goods sold (excluding depreciation):
Fuel	3,640,954	5,720,949	6,139,080
Nonfuel	819,995	738,871	652,824
Total cost of goods sold	4,460,949	6,459,820	6,791,904

Operating expenses:
Site level operating	885,646	815,611	755,942
Selling, general and administrative	121,767	106,823	107,447
Real estate rent	231,591	217,155	209,320
Depreciation and amortization	72,383	65,584	58,928
Total operating expenses	1,311,387	1,205,173	1,131,637

Income from operations	78,297	113,640	21,190

Acquisition costs	5,048	1,160	2,523
Interest expense, net	22,545	16,712	16,336
Income from equity investees	4,056	3,224	2,674
Loss on extinguishment of debt	10,502	—	—
Income before income taxes	44,258	98,992	5,005
(Provision) benefit for income taxes	(16,539)	(38,023)	26,618
Net income	$27,719	$60,969	$31,623

Other comprehensive loss, net of tax:
Foreign currency loss, net of taxes of $355, $198 and $133, respectively	$(655)	$(400)	$(415)
Equity interest in investee's unrealized (loss) gain on investments	(20)	1	(50)
Other comprehensive loss	(675)	(399)	(465)

Comprehensive income	$27,044	$60,570	$31,158

Net income per common share:
Basic and diluted	$0.72	$1.62	$1.06
   The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$27,719	$60,969	$31,623
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash rent expense	(15,170)	(8,982)	(8,828)
Depreciation and amortization expense	72,383	65,584	58,928
Deferred income tax provision (benefit)	7,367	13,790	(29,386)
Loss on extinguishment of debt	10,502	—	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	5,076	8,838	2,138
Inventory	5,140	27,594	(2,411)
Other assets	(1,546)	2,414	8,309
Accounts payable and other liabilities	18,023	(12,010)	9,543
Other, net	7,394	2,928	1,597
Net cash provided by operating activities	136,888	161,125	71,513

Cash flows from investing activities:
Proceeds from asset sales	378,250	64,927	78,181
Capital expenditures	(295,437)	(169,825)	(164,242)
Acquisitions of businesses, net of cash acquired	(320,290)	(28,695)	(109,978)
Investment in equity investee	—	(825)	—
Net cash used in investing activities	(237,477)	(134,418)	(196,039)

Cash flows from financing activities:
Proceeds from Senior Notes issuance	100,000	120,000	110,000
Proceeds from issuance of common shares, net of offering costs	—	(14)	65,102
Payment of deferred financing fees	(4,506)	(6,135)	(4,750)
Proceeds from sale leaseback transactions with HPT	1,190	1,398	6,319
Sale leaseback financing obligation payments	(46,347)	(2,380)	(1,644)
Acquisition of treasury shares from employees	(1,842)	(928)	—
Net cash provided by financing activities	48,495	111,941	175,027

Effect of exchange rate changes on cash	(94)	(30)	(33)

Net (decrease) increase in cash and cash equivalents	(52,188)	138,618	50,468

Cash and cash equivalents at the beginning of the year	224,275	85,657	35,189
Cash and cash equivalents at the end of the year	$172,087	$224,275	$85,657

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$21,204	$16,055	$15,226
Income taxes paid, net of refunds	1,984	1,527	750
   The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Shareholders' Equity
(in thousands)

	Number of Common Shares	Common Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Shares	Total Shareholders' Equity
December 31, 2012	29,536	$605,106	$1,299	$(252,971)	$—	$353,434
Grants under share award plan and share based compensation, net	614	4,183	—	—	—	4,183
Common shares issued in public offering, net of offering costs	7,475	65,102	—	—	—	65,102
Other comprehensive loss, net of tax	—	—	(465)	—	—	(465)
Net income	—	—	—	31,623	—	31,623
December 31, 2013	37,625	674,391	834	(221,348)	—	453,877
Grants under share award plan and share based compensation, net	711	5,105	—	—	(928)	4,177
Offering costs	—	(14)	—	—	—	(14)
Other comprehensive loss, net of tax	—	—	(399)	—	—	(399)
Net income	—	—	—	60,969	—	60,969
December 31, 2014	38,336	679,482	435	(160,379)	(928)	518,610
Grants under share award plan and share based compensation, net	472	2,737	—	—	(1,842)	895
Retirement of treasury shares	—	—	—	—	2,770	2,770
Other comprehensive loss, net of tax	—	—	(675)	—	—	(675)
Net income	—	—	—	27,719	—	27,719
December 31, 2015	38,808	$682,219	$(240)	$(132,660)	$—	$549,319
   The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

1.	Summary of Significant Accounting Policies
General Information and Basis of Presentation
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company. We operate and franchise 456 travel center and convenience store locations. Our customers include trucking fleets and their drivers, independent truck drivers and highway and local motorists. We offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, more than 39 different brands of quick service restaurants, or QSRs, travel/convenience stores and various driver amenities. We also collect rents, royalties and other fees from our tenants, franchisees and dealers.
We manage our business on the basis of two reportable segments: travel centers and convenience stores. See Note 15 for more information about our segments. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of December 31, 2015, our business included 252 travel centers in 43 states in the United States, or U.S., primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 176 operated under the "TravelCenters of America" and "TA" brand names, or the TA brand, including 161 that we operated and 15 that franchisees operated, including five we lease to franchisees, and 76 operated under the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand, including 62 that we operated and 14 that franchisees operated. Of our 252 travel centers at December 31, 2015, we owned 32, we leased 194, including 192 that we leased from Hospitality Properties Trust, or HPT, we operated two for a joint venture and our franchisees owned or leased from others 24. Substantially all of our travel centers include a convenience store, at least one restaurant, a truck service/repair facility and fueling lanes for trucks and passenger vehicles. We report this portion of our business as our travel center segment.
As of December 31, 2015, our business also included 204 convenience stores not located on a travel center property in 11, primarily Midwestern, states of the U.S. We operate our convenience stores primarily under the "Minit Mart" brand name, or the Minit Mart brand. Of these 204 convenience stores at December 31, 2015, we owned 173 and we leased or managed 29, including one that we leased from HPT, and we operated two for a joint venture in which we own a noncontrolling interest. Additionally, we collect rent from one dealer who operates a convenience store we own. We report this portion of our business as our convenience store segment.
Our consolidated financial statements include the accounts of TravelCenters of America LLC and its subsidiaries. All intercompany transactions and balances have been eliminated. We use the equity method of accounting for investments in entities when we have the ability to significantly influence, but not control, the investee's operating and financial policies, typically when we own 20% to 50% of the investee's voting stock. See Note 11 for more information about our equity investments.
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
Significant Accounting Policies
Revenue Recognition. We recognize revenue and the related costs at the time of final sale to consumers at our company operated locations for retail fuel and nonfuel sales. We record the estimated cost of loyalty program redemptions by customers of our loyalty program points as a discount against gross revenue in determining net revenue presented in our consolidated statements of income and comprehensive income.
For those travel centers that we lease to a franchisee, we recognize rent revenue based on the amount of rent payment due for each period. These leases specify rent increases each year based on inflation rates for the respective periods or capital improvements we make at the travel center. Since the rent increases related to these factors are contingent upon future events, we recognize the related rent revenue after such events have occurred.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

We collect and recognize franchise royalty revenues monthly as earned. We determine royalty revenues generally as a percentage of the franchisees' revenues. We recognize initial franchise fee revenues when the franchisee opens for business under our brand name, which is when we have fulfilled our initial obligations under the related agreements.
Accounts Receivable and Allowance for Doubtful Accounts. We record trade accounts receivable at the invoiced amount and those amounts do not bear interest. The recorded allowance for doubtful accounts is our best estimate of the amount of probable losses in our existing accounts receivable. We base the allowance on historical payment patterns, aging of accounts receivable, periodic review of customers' financial condition and actual write off history. We charge off account balances against the allowance when we believe it is probable the receivable will not be collected.
Inventory. We state our inventory at the lower of cost or market value. We determine cost principally on the weighted average cost method. We maintain reserves for the estimated amounts of obsolete and excess inventory. These estimates are based on unit sales histories and on hand inventory quantities, known market trends for inventory items and assumptions regarding factors such as future inventory needs, our ability and the related cost to return items to our suppliers and our ability to sell inventory at a discount when necessary.
Property and Equipment. We record property and equipment as a result of business combinations based on their fair market values as of the date of the acquisition. We record all other property and equipment at cost. We depreciate our property and equipment on a straight line basis generally over the following estimated useful lives of the assets:

Buildings and site improvements	15 to 40 years
Machinery and equipment	3 to 15 years
Furniture and fixtures	5 to 10 years
We depreciate leasehold improvements over the shorter of the lives shown above or the remaining term of the underlying lease. Amortization expense related to assets recorded in connection with the sale leaseback financing obligation pertaining to certain travel centers we lease from HPT is included in depreciation and amortization expense over the shorter of the estimated useful lives of the assets or the lease term.
Goodwill and Intangible Assets. In a business combination we are required to record assets and liabilities acquired, including those intangible assets that arise from contractual or other legal rights or are otherwise capable of being separated or divided from the acquired entity, based on the fair values of the acquired assets and liabilities. Any excess of acquisition cost over the fair value of the acquired net assets is recognized as goodwill. We expense as incurred the costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives or that are inherent in a continuing business and related to the Company as a whole. We amortize the recorded costs of intangible assets with finite lives on a straight line basis over their estimated lives, principally the terms of the related contractual agreements. See Note 5 for more information about our goodwill and intangible assets.
Impairment. We review definite lived assets for indicators of impairment during each reporting period. We recognize impairment charges when (i) the carrying value of a long lived or indefinite lived asset group to be held and used in the business is not recoverable and exceeds its fair value and (ii) when the carrying value of a long lived asset to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Our estimates of fair value are based on our estimates of likely market participant assumptions, including projected operating results, rental payments and the discount rate used to measure the present value of projected future cash flows. We recognize impairment charges in the period during which the circumstances surrounding an asset to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset is made. We perform our impairment analysis for substantially all of our property and equipment at the individual location level because that is the lowest level of asset groupings for which the cash flows are largely independent of the cash flows of other assets and liabilities.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

We evaluate goodwill and indefinite lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable using either a quantitative or qualitative analysis. We evaluate goodwill for impairment as of July 31 at the reporting unit level, which is equivalent to our reportable segments. We subject goodwill and intangible assets to further evaluation and recognize impairment charges when events and circumstances indicate the carrying value of the goodwill or intangible asset exceeds the fair market value of the asset. With respect to goodwill, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of impairment to be recognized, if any. Goodwill impairment testing for 2015 was performed using a quantitative analysis under which the fair value of our goodwill was estimated using a discounted cash flow model, also known as an income approach, and a market approach. The discounted cash flow model considers forecasted cash flows discounted at an estimated weighted average cost of capital. The forecasted cash flows were based on our long-term operating plan and a terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The weighted average cost of capital used was an estimate of the overall after tax rate of return required by equity and debt market holders of a business enterprise. The market approach considered comparable publicly traded guideline companies' business values. For each comparable publicly traded guideline company value indicators, or pricing multiples, were considered to estimate the value of our business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows of the respective reportable segment. During 2015, we did not record any impairment charges related to our indefinite lived intangible assets and goodwill.
Share Based Employee Compensation. The awards made under our share award plan to date have been restricted shares. Shares issued to directors vest immediately. Shares issued to others vest in five to ten equal annual installments beginning on the date of grant. Compensation expense related to share grants is determined based on the market value of our shares on either the date of grant for employees or the vesting date for nonemployees, as appropriate, with the aggregate value of the granted shares amortized to expense over the related vesting period. We include share based compensation expense in selling, general and administrative expenses in our consolidated statements of income and comprehensive income.
Environmental Remediation. We record remediation charges and penalties when the obligation to remediate is probable and the amount of associated costs is reasonably determinable. We include remediation expenses within site level operating expense in our consolidated statements of income and comprehensive income. Generally, the timing of remediation expense recognition coincides with completion of a feasibility study or the commitment to a formal plan of action. Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments. In our consolidated balance sheets, the accrual for environmental matters is included in other noncurrent liabilities, with the amount estimated to be expended within the subsequent twelve months included in other current liabilities.
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
Asset Retirement Obligations. We recognize the future costs for our obligations related to the removal of our underground storage tanks and certain improvements we own at leased properties over the estimated useful lives of each asset requiring removal. We record a liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long lived asset at the time such an asset is installed. We base the estimated liability on our historical experiences in removing these assets, their estimated useful lives, external estimates as to the cost to remove the assets in the future and regulatory or contractual requirements. The liability is a discounted liability using a credit adjusted risk free rate. Our asset retirement obligations at December 31, 2015 and 2014, were $7,602 and $2,392, respectively. The asset retirement obligations balance at December 31, 2015 increased compared to 2014 primarily due to the asset retirement obligations assumed with the acquisitions that occurred in 2015. See Note 3 for more information about our acquisitions.
Leasing Transactions. Leasing transactions are a material part of our business. We have five leases with HPT, four of which we refer to as our New TA Leases and one of which we refer to as the Petro Lease, and which we refer to collectively as the HPT Leases. See Note 12 for more information about our accounting for the HPT Leases.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

We charge rent under operating leases without scheduled rent increases to expense over the lease term as it becomes payable. Certain operating leases specify scheduled rent increases over the lease term or other lease payments that are not scheduled evenly throughout the lease term. We recognize the effects of those scheduled rent increases in rent expense over the lease term on an average, or straight line, basis. The rent payments resulting from our sales to HPT of improvements to the properties we lease from HPT are contingent rent. Other than at the travel centers where our leases are accounted for as sale leaseback financing obligations, we recognize the expense related to this contingent rent evenly throughout the remaining lease term beginning on the dates of the related sales to HPT.
Income Taxes. We establish deferred income tax assets and liabilities to reflect the future tax consequences of differences between the tax bases and financial statement bases of assets and liabilities. We reduce the measurement of deferred tax assets, if necessary, by a valuation allowance when it is more likely than not that the deferred tax asset will not be realized. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. We evaluate and adjust these tax positions based on changing facts and circumstances. For tax positions meeting the more likely than not threshold, the amount we recognize in the financial statements is the largest benefit that we estimate has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of income tax expense. See Note 10 for more information about our income taxes.
Reclassifications. Certain prior year amounts have been reclassified to be consistent with the current year presentation, including reclassifications associated with the early adoption of ASU 2015-17 related to classification of deferred tax liabilities and assets. See below for the impact on our consolidated balance sheet.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard under GAAP for virtually all industries. The new standard will apply for annual periods beginning after December 15, 2017, including interim periods therein. Early adoption is prohibited. We have not yet determined the effects, if any, the adoption of this update may have on our consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a reduction of the associated debt liability. In August 2015, the FASB clarified the previous Accounting Standards Update and issued Accounting Standards Update 2015-15, Presentations and Subsequent Measurement of Debt Issuance Costs Associated With Lines of Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcements on June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. These updates are effective for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective application. The adoption of this update will cause reclassification of debt issuance costs from assets to a reduction of liabilities in our consolidated balance sheets. Debt issuance costs related to line of credit arrangements will remain classified as assets in accordance with Accounting Standards Update 2015-15. At December 31, 2015, our capitalized unamortized debt issuance costs totaled $14,442.
In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The update is effective for interim and annual reporting periods beginning after December 15, 2016, and may be applied either prospectively or retrospectively. Early adoption of the standard is permitted, and we adopted this standard during the current reporting period and applied it to all periods presented. Adoption of this standard resulted in presenting current and prior period deferred tax assets and liabilities as noncurrent and net of one another on the balance sheet. Current deferred tax assets totaling $22,357 for 2014 were reclassified to noncurrent and presented net with noncurrent deferred tax liabilities.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which was implemented to improve the recognition and measurement of financial instruments. The update is effective for interim and annual periods beginning after December 15, 2017, and early adoption is not permitted, with the exception of specific early application guidance. We anticipate that the adoption of this standard will not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, which establishes a comprehensive lease standard under GAAP for virtually all industries. The new standard requires lessees to recognize a right of use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of short term leases and will apply for annual periods beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. We have not yet determined the effects the adoption of this update may have on us; however, we believe this adoption will have a material impact on our consolidated financial statements.

2.	Earnings Per Share
We calculate basic earnings per common share by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. The net income attributable to participating securities is deducted from our total net income to determine the net income attributable to common shareholders. We calculate diluted earnings per common share by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive share securities, using the treasury stock method; but we had no dilutive share securities outstanding as of December 31, 2015, nor at any time during the three year period then ended. Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings with all of our other common shares. The following table presents a reconciliation from net income to net income available to common shareholders and the related earnings per share.

	Year Ended December 31,
	2015	2014	2013
Net income, as reported	$27,719	$60,969	$31,623
Less: net income attributable to participating securities	1,386	2,986	1,957
Net income available to common shareholders	$26,333	$57,983	$29,666

Weighted average common shares(1)	36,485	35,856	28,082

Basic and diluted net income per common share	$0.72	$1.62	$1.06

(1)
Excludes the unvested shares granted under our share award plan, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shareholders. The weighted average number of unvested shares outstanding for the years ended December 31, 2015, 2014 and 2013, was 1,920, 1,846 and 1,853, respectively.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

3.	Acquisitions
During the year ended December 31, 2015, we acquired three travel centers and 170 convenience stores and we accounted for these transactions as business combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their respective fair values as of the date of acquisition. The following table summarizes the amounts we recorded for the assets we acquired and liabilities we assumed based on their fair values in the business combinations described above, along with resulting goodwill. Substantially all of the goodwill acquired during 2015 will be deductible for tax purposes.

	Travel Centers	Convenience Stores	Total
Inventory	$683	$15,296	$15,979
Property and equipment	7,815	251,956	259,771
Goodwill and intangibles	1,295	51,430	52,725
Other liabilities	(455)	(7,730)	(8,185)
Total aggregate purchase price	$9,338	$310,952	$320,290
We have included the results of these acquired travel centers and convenience stores in our consolidated financial statements from the dates of acquisition. Total revenues attributable to these acquisitions included within our consolidated revenues for the year ended December 31, 2015, were $237,148. The pro forma impact of each of these acquisitions is individually insignificant to our consolidated financial statements but these acquisitions are significant in the aggregate. The following pro forma consolidated revenue amounts reflect our revenues as if the acquisitions occurred on January 1, 2014.

	Unaudited
	Year Ended December 31, 2015	Year Ended December 31, 2014
Total revenues	$6,299,036	$8,321,178
It is not practical to estimate the pro forma effect of these acquisitions on our consolidated net income because audited or unaudited financial statements prepared in conformity with GAAP were not available from each of the acquisition targets. In addition, the sellers' historical levels of selling, general and administrative expenses, depreciation and amortization expense, interest income and expense and provision (benefit) for income taxes were not significant factors in our acquisition underwriting process.
During the year ended December 31, 2014, we acquired four travel centers for a total of $28,695 and we accounted for these transactions as business combinations.
During the year ended December 31, 2013, we acquired, for an aggregate purchase price of $46,160, nine travel centers and the business of one of our franchisees at a travel center that this franchisee previously subleased from us, and we accounted for these transactions as business combinations, except that one of the acquired travel centers was closed at the time we acquired it and was accounted for as an asset acquisition, as required by GAAP. On December 16, 2013, we acquired all of the issued and outstanding membership units of Girkin Development, LLC, a Kentucky limited liability company that then owned a total of 31 convenience stores in Kentucky and Tennessee, operating under the proprietary Minit Mart brand, for an aggregate purchase price of approximately $65,356.
As of December 31, 2015, we had entered agreements to acquire 24 convenience stores for an aggregate purchase price of $32,788 and 53 restaurants, 41 of which are operated by franchisees, for an aggregate of $25,000 and since December 31, 2015, we entered into agreements to acquire an additional 16 convenience stores for an aggregate purchase price of $23,250. Seven of these convenience stores were acquired in January and February 2016 for an aggregate purchase price of $13,860. We expect to complete the remaining acquisitions in the first half of 2016, but these purchases are subject to conditions, and in the case at the 53 restaurants the outcome of a bankruptcy auction process, and may not occur, may be delayed or the terms may change.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Acquisition related transaction costs, such as legal fees, due diligence costs and closing costs, are not included as a component of consideration transferred in business combinations but instead are expensed as incurred. During 2015, 2014 and 2013, we incurred acquisition related costs totaling $5,048, $1,160 and $2,523, respectively, for legal, due diligence and related activities associated with acquisitions considered or completed.

4.	Property and Equipment
Property and equipment, at cost, as of December 31, 2015 and 2014, consisted of the following:

	December 31,
	2015	2014
Land and improvements	$280,550	$243,499
Buildings and improvements	287,276	220,013
Machinery, equipment and furniture	327,853	298,232
Leasehold improvements	216,177	221,027
Construction in progress	207,489	101,416
	1,319,345	1,084,187
Less: accumulated depreciation and amortization	329,739	318,359
Property and equipment, net	$989,606	$765,828
Total depreciation expense for the years ended December 31, 2015, 2014 and 2013, was $70,042, $63,880 and $57,456, respectively.
The following table shows the amounts of property and equipment owned by HPT but recognized in our consolidated balance sheets and included within the balances of property and equipment shown in the table above, as a result of the required accounting for the assets funded by HPT under the tenant improvements allowance and for the assets that we lease from HPT that did not qualify for sale leaseback accounting.

	December 31,
	2015	2014
Land and improvements	$14,053	$61,809
Buildings and improvements	6,586	27,812
Machinery, equipment and furniture	3,216	6,155
Leasehold improvements	114,989	115,089
	138,844	210,865
Less: accumulated depreciation and amortization	71,357	75,063
Property and equipment, net	$67,487	$135,802
In June 2015, we entered a transaction agreement with HPT, pursuant to which, among other things, we purchased from HPT five travel centers that we then leased from HPT, which resulted in a decrease in the property and equipment, net, owned by HPT but recognized in our consolidated balance sheets. See Note 12 for more information about our relationship with HPT and the Transaction Agreement.
At December 31, 2015, our property and equipment balance included $43,986 of improvement assets of the type that we typically request that HPT purchase for an increase in rent; however, HPT is not obligated to purchase these improvements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

5.	Goodwill and Intangible Assets
Goodwill and intangible assets, net, as of December 31, 2015 and 2014, consisted of the following:

	December 31, 2015
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$15,913	$(8,907)	$7,006
Leasehold interests	5,837	(2,259)	3,578
Agreements with franchisors	2,836	(1,003)	1,833
Other	5,362	(3,277)	2,085
Total amortizable intangible assets	29,948	(15,446)	14,502
Carrying value of trademarks (indefinite lived)	11,707	—	11,707
Total intangible assets	41,655	(15,446)	26,209
Goodwill	79,768	—	79,768
Total goodwill and intangible assets	$121,423	$(15,446)	$105,977

	December 31, 2014
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$16,189	$(8,041)	$8,148
Leasehold interests	2,267	(2,158)	109
Agreements with franchisors	2,836	(520)	2,316
Other	3,200	(3,200)	—
Total amortizable intangible assets	24,492	(13,919)	10,573
Carrying value of trademarks (indefinite lived)	11,706	—	11,706
Total intangible assets	36,198	(13,919)	22,279
Goodwill	32,271	—	32,271
Total goodwill and intangible assets	$68,469	$(13,919)	$54,550
Total amortization expense for amortizable intangible assets for the years ended December 31, 2015, 2014 and 2013 was $1,703, $1,491 and $1,325, respectively.
We amortize our amortizable intangible assets over a weighted average period of 11 years. The aggregate amortization expense for our amortizable intangible assets for each of the next five years is:

Total
2016	$1,884
2017	1,799
2018	1,707
2019	1,627
2020	1,461

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Goodwill. During 2015 and 2014, we recognized $47,497 and $7,331, respectively, of goodwill in connection with our business combinations. Our goodwill balance included $63,647 that is deductible for tax purposes. Goodwill by reportable segment was as follows:

	December 31,
	2015	2014
Travel Centers	$17,287	$16,150
Convenience Stores	62,481	16,121
Total goodwill	$79,768	$32,271
The estimates of the value of our goodwill acquired during 2015 were based upon our estimates and assumptions about the fair values of the identifiable assets and assumed liabilities we acquired and are subject to change if we obtain additional information during the respective measurement period (up to one year from the acquisition date).

6.	Other Current Liabilities
Other current liabilities, as of December 31, 2015 and 2014, consisted of the following:

	December 31,
	2015	2014
Taxes payable, other than income taxes	$43,457	$38,554
Accrued capital expenditures	22,739	9,645
Self insurance program accruals, current portion	16,374	17,439
Accrued wages and benefits	15,587	13,472
Loyalty program accruals	13,383	14,560
Other	21,973	18,747
Total other current liabilities	$133,513	$112,417

7.	Long Term Debt
Long term debt, as of December 31, 2015 and 2014, consisted of the following:

	December 31,
	2015	2014
2028 8.25% Senior Notes	$110,000	$110,000
2029 8.00% Senior Notes	120,000	120,000
2030 8.00% Senior Notes	100,000	—
Credit Facility	—	—
Total long term debt	$330,000	$230,000

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Senior Notes
On October 5, 2015, we issued in an underwritten public offering $100,000 aggregate principal amount of our 8.00% Senior Notes due on October 15, 2030, or the 2030 8.00% Senior Notes. Our net proceeds from this issuance were $95,494 after underwriters’ discount and commission and other costs of the offering. The 2030 8.00% Senior Notes bear interest at 8.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on January 15, 2016, and the 2030 8.00% Senior Notes will mature (unless previously redeemed) on October 15, 2030, and no principal payments are required prior to that date. We may, at our option, at any time on or after October 15, 2018, redeem some or all of the 2030 8.00% Senior Notes by paying 100% of the principal amount to be redeemed plus accrued and unpaid interest, if any, to, but not including, the redemption date.
In December 2014, we issued in an underwritten public offering $120,000 aggregate principal amount of our 8.00% Senior Notes due on December 15, 2029, or the 2029 8.00% Senior Notes. Our net proceeds from this issuance were approximately $114,448 after underwriters’ discount and commission and other costs of the offering. The 2029 8.00% Senior Notes bear interest at 8.00% per annum, payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year. The 2029 8.00% Senior Notes will mature (unless previously redeemed) on December 15, 2029, and no principal payments are required prior to that date. We may, at our option, at any time on or after December 15, 2017, redeem some or all of the 2029 8.00% Senior Notes by paying 100% of the principal amount of the 2029 8.00% Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.
In January 2013, we issued in an underwritten public offering $110,000 aggregate principal amount of our 8.25% Senior Notes due on January 15, 2028, or the 2028 8.25% Senior Notes. Our net proceeds from this issuance were approximately $105,250 after underwriters’ discount and commission and other costs of the offering. The 2028 8.25% Senior Notes bear interest at 8.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2028 8.25% Senior Notes will mature (unless previously redeemed) on January 15, 2028 and no principal payments are required prior to that date. We may, at our option, at any time on or after January 15, 2016, redeem some or all of the 2028 8.25% Senior Notes by paying 100% of the principal amount of the 2028 8.25% Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.
We refer to the 2028 8.25% Senior Notes, 2029 8.00% Senior Notes and 2030 8.00% Senior Notes collectively as the Senior Notes, which are our senior unsecured obligations. The indenture governing our Senior Notes does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time. We estimate that the fair values of our 2028 8.25% Senior Notes, 2029 8.00% Senior Notes, and 2030 8.00% Senior Notes were $109,736, $118,992, and $98,240, respectively, based on their respective closing prices on the New York Stock Exchange, or NYSE, (a Level 1 input) on December 31, 2015.
Revolving Credit Facility
On December 19, 2014, we amended our revolving credit facility, or the Credit Facility, to, among other things: (i) extend the maturity of the Credit Facility from October 25, 2016 to December 19, 2019; (ii) reduce the applicable margins on borrowings and standby letter of credit fees; (iii) reduce the unused line fee rate; (iv) reduce the threshold for triggering a minimum fixed charge ratio requirement; and (v) make certain adjustments to the borrowing base calculation in a manner we believe is favorable to us. Under this Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in December 2019. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300,000. The Credit Facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Borrowings under the Credit Facility bear interest at an annual rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability and other matters). Pursuant to the Credit Facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the Credit Facility. As of December 31, 2015, our letter of credit fees were an annual rate of 1.75% of our outstanding standby letters of credit and our unused line fee rate was an annual rate of 0.25% of the maximum balance minus our utilization and letters of credit.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

The Credit Facility requires us to maintain certain levels of collateral, limits our ability to incur debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and contains other customary covenants and conditions. The Credit Facility provides for the acceleration of principal and interest payments upon an event of default including, but not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the Credit Facility, and our default under certain contracts, including the HPT Leases, and our business management agreement with The RMR Group LLC (formerly known as Reit Management & Research LLC), or RMR. Our Credit Facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. The amount available to us is determined by reference to a borrowing base calculation based on eligible collateral. At December 31, 2015, a total of $84,651 was available to us for borrowings and letters of credit under the Credit Facility. At December 31, 2015, there were no borrowings outstanding under the Credit Facility but we had outstanding $34,490 of letters of credit issued under that facility, securing certain trade payables, insurance, fuel tax and other obligations. These letters of credit reduce the amount available for borrowing under the Credit Facility.
Deferred Financing Costs
Deferred financing costs were $14,442 and $10,930 at December 31, 2015 and 2014, respectively, net of accumulated amortization of $1,659 and $664, respectively, and are included in other noncurrent assets in our consolidated balance sheets. In 2015, we capitalized $4,506 of costs related to the issuance of our 2030 8.00% Senior Notes. In 2014, we capitalized $5,552 of the costs related to the 2029 8.00% Senior Notes offering and $583 related to amending our Credit Facility and we recognized expense of $96 to write off previously capitalized fees when we amended our Credit Facility. In 2013, we capitalized $4,915 of costs related to the 2028 8.25% Senior Notes offering. We estimate we will recognize future amortization of deferred financing fees of approximately $1,222 in each of the years from 2016 through 2019, and $1,000 in 2020. We recognized interest expense from the amortization of deferred financing fees, of $995, $703 and $667 for the years ended December 31, 2015, 2014 and 2013, respectively.

8.	Leasing Transactions
As a lessee. We have entered into lease agreements covering many of our retail locations, our warehouse space, and various equipment and vehicles, with the most significant leases being the five HPT Leases as further described below. Certain leases include renewal options, and certain leases include escalation clauses and purchase options. Future minimum lease payments required under leases that had remaining noncancelable lease terms in excess of one year, as of December 31, 2015, were as follows (included herein are the full payments due under the HPT Leases including the amount attributed to the lease of those sites that are accounted for as a financing in our consolidated balance sheet as reflected in the sale leaseback financing obligation):

Total
2016	$271,785
2017	269,752
2018	267,325
2019	263,880
2020	261,548
Thereafter	2,033,340
Total	$3,367,630

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

The expenses related to our operating leases are included in the site level operating expense; selling, general and administrative expense; and real estate rent lines of the operating expenses section of our consolidated statements of income and comprehensive income. Rent expense under our operating leases consisted of the following:

	Year Ended December 31,
	2015	2014	2013
Minimum rent	$233,211	$212,711	$205,413
Sublease rent	8,422	8,932	8,697
Contingent rent (1)	(1,266)	3,671	2,540
Total rent expense	$240,367	$225,314	$216,650

(1)
Since 2007, we had accrued contingent rent associated with one site leased from HPT. In June 2015, we became no longer liable for this contingent rent, and the related accrual was reversed during the year ended December 31, 2015.

Pursuant to the HPT Leases, we lease 193 properties from HPT. See Note 12 for more information about our HPT Leases and related transactions and relationships.
As a lessor. As of December 31, 2014, five of the travel centers we leased from HPT were subleased to franchisees under operating lease agreements. During 2015, we acquired these properties from HPT and leased these travel centers directly to the franchisees pursuant to five separate lease agreements. See Note 12 for more information about this transaction with HPT. The current terms of the five lease agreements expire between June and September 2017. Four of the five leases have one remaining renewal option for an additional five year term; the fifth lease has no further renewal option. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. Rent revenue from these operating leases totaled $4,458, $4,365 and $4,869 for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum lease payments due to us for the five leased sites under these operating leases as of December 31, 2015, were as follows:

Total
2016	$4,458
2017	2,499

9.	Shareholders' Equity
In December 2013, we issued 7,475 common shares in a public offering, raising proceeds of approximately $65,102 after underwriters' discounts and commissions and other costs of the offering.
Share Award Plan. An aggregate of 6,000 of our common shares were authorized for issuance under the terms of our Amended and Restated 2007 Equity Compensation Plan, or the Plan. We awarded a total of 671, 803 and 619 common shares under the Plan during the years ended December 31, 2015, 2014 and 2013, respectively, with aggregate market values of $6,607, $7,766 and $6,626, respectively, based on the closing prices of our common shares on the NYSE on the dates of the awards. During the years ended December 31, 2015, 2014 and 2013, we recognized total share based compensation expense of $5,507, $5,105 and $4,183, respectively. During the years ended December 31, 2015, 2014 and 2013, the vesting date fair value of common shares that vested was $7,621, $6,233 and $6,454, respectively.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

The weighted average grant date fair value of common shares issued in 2015, 2014 and 2013 was $9.84, $9.67 and $10.70, per share, respectively. Common shares issued to directors vested immediately and the related compensation expense was recognized on the grant date. Common shares issued to others vested in 5 to 10 equal annual installments beginning on the date of grant. The related compensation expense was determined based on the market value of our common shares on either the date of grant for employees or the vesting date for nonemployees, as appropriate, with the aggregate value of the granted common shares expensed over the related vesting period. As of December 31, 2015, 64 common shares remained available for issuance under the Plan. As of December 31, 2015, there was a total of $14,662 of share based compensation related to unvested common shares that will be expensed over a weighted average remaining service period of five years. The following table sets forth the number and weighted average grant date fair value of unvested common shares and common shares issued under the Plan for the year ended December 31, 2015.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares balance as of December 31, 2014	1,989	$7.34
Granted	671	9.84
Vested	(723)	8.04
Forfeited/canceled	(3)	9.09
Unvested shares balance as of December 31, 2015	1,934	7.95
Treasury Shares. Certain recipients of share awards may elect to have us withhold the number of their vesting common shares with a fair market value sufficient to fund the minimum required tax withholding obligations with respect to share awards. For the years ended December 31, 2015 and 2014, we acquired through this share withholding process 197 and 90 common shares, respectively, with an aggregate value of $1,842 and $928, respectively. On September 30, 2015, we retired 90 treasury shares, no par value, with a carrying value of $928 that reduced common shares. On December 14, 2015, we retired 197 treasury shares, no par value, with a carrying value of $1,842.

10.	Income Taxes
We had a tax provision of $16,539 and $38,023 for the years ended December 31, 2015 and 2014, respectively, and a tax benefit of $26,618 for the year ended December 31, 2013. The amount for 2013 included a $29,853 benefit from changes in the valuation allowance that primarily resulted from the reversal of the valuation allowance we historically had maintained with respect to most of our deferred tax assets. Included in tax expense for the years ended December 31, 2015, 2014 and 2013, were $2,659, $1,196 and $822, respectively, of state taxes on operating income that are payable without regard to our tax loss carryforwards.
Effective Tax Rate Reconciliation

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory rate applied to income before taxes	35.00%	35.00%	35.00%
State income taxes, net	3.79%	4.13%	18.74%
Nondeductible expenses	0.60%	0.49%	17.51%
Nondeductible executive compensation	3.35%	0.90%	15.31%
Benefit of tax credits	(5.75)%	(2.20)%	(21.99)%
Taxes on foreign income at different than U.S. rate	—%	0.25%	0.38%
Change in valuation allowance	—%	—%	(596.38)%
Other, net	(0.03)%	(0.35)%	(0.32)%
Total tax provision (benefit)	36.96%	38.22%	(531.75)%

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Components of the Income Tax Provision

	Year Ended December 31,
	2015	2014	2013
Current tax provision:
Federal	$6,513	$23,037	$1,946
State	2,659	1,196	822
Total current tax provision	9,172	24,233	2,768
Deferred tax provision (benefit):
Federal	7,438	10,880	(22,312)
State	(71)	2,910	(7,074)
Total deferred tax provision (benefit)	7,367	13,790	(29,386)
Total tax provision (benefit)	$16,539	$38,023	$(26,618)
As of December 31, 2015, our estimated net operating loss carryforwards for U.S. federal and state corporate income taxes were $39,933 and $38,174, respectively. We also had estimated tax credit carryforwards to offset future federal income tax totaling $17,169. If not used, the state and federal net operating loss carryforwards will begin to expire in 2016 and 2030, respectively, and the tax credit carryforwards will begin to expire in 2019. As of December 31, 2015, we had a valuation allowance of $2,380 related to federal and state tax credit carryforwards and deferred tax assets in foreign jurisdictions due to the uncertainty of their realization.
Components of Deferred Tax Assets and Liabilities

	December 31,
	2015	2014
Noncurrent deferred tax assets:
Straight line rent accrual	$19,974	$14,325
Reserves	24,740	24,228
Sale leaseback financing obligation	63,111	34,331
Asset retirement obligation	3,117	7,263
Tax credits	3,627	524
Tax loss carryforwards	5,971	5,223
Deferred tenant improvements allowance	20,142	21,063
Other	1,594	3,314
Total noncurrent deferred tax asset before valuation allowance	142,276	110,271
Valuation allowance	(2,380)	(955)
Total noncurrent deferred tax assets	139,896	109,316

Noncurrent deferred tax liabilities:
Depreciable assets	(142,257)	(104,243)
Intangible assets	(5,269)	(5,047)
Other	(837)	(1,484)
Total noncurrent deferred tax liabilities	(148,363)	(110,774)

Net deferred tax liabilities	$(8,467)	$(1,458)

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

The following table presents the classification in our consolidated balance sheets of the deferred tax assets and liabilities presented in the table above.

	December 31,
	2015	2014
Deferred tax amounts are included in:
Other noncurrent assets	$87	$—
Other noncurrent liabilities	(8,554)	(1,458)
Uncertain Tax Positions

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$59,557	$59,557	$60,138
Reductions to current year tax positions	—	—	(502)
Reductions to prior year tax positions	—	—	(79)
Interest	185	—	—
Balance at end of period	$59,742	$59,557	$59,557
As of December 31, 2015, 2014 and 2013, we had unrecognized tax benefits of $59,742, $59,557 and $59,557, respectively. These unrecognized tax benefits relate to uncertainties concerning our value as of the ownership change in 2007, whether certain capital contributions made in that year should be included in the computation of the annual net operating loss deduction limitation, and uncertainties as to the measurement of the net unrecognized built-in loss and allocation of the net unrecognized built-in loss, if any, to our various assets as of the date of the ownership change. These uncertainties impact the amount of the loss carryforwards that are subject to the annual net operating loss deduction limitation as well as the annual net operating loss deduction limitation itself.
The amount of the uncertain tax benefits, if settled favorably, that would have an impact on the effective tax rate is $57,413, $57,228 and $57,228 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, $24,931 and $34,675, respectively, of the uncertain tax benefits were classified as a reduction to our noncurrent deferred tax assets and $34,811 and $24,882, respectively, were classified as a noncurrent liability. We did not accrue interest or penalties for the years ended December 31, 2014 and 2013, due to the existence of net operating loss and credit carryforwards to offset any additional income tax liability. We do not anticipate the amount of the existing unrecognized tax benefits will significantly change in the next twelve months.
Our U.S. federal income tax returns are subject to tax examinations for the years ended December 31, 2012 through 2015. Our state and Canadian income tax returns are generally subject to examination for the tax years ended December 31, 2011 through 2015. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted by the taxing authorities to the extent the carryforwards are claimed in a future year.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

11.	Equity Investments
Affiliates Insurance Company
At December 31, 2015, we owned approximately 14.3% of Affiliates Insurance Company, or AIC. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC. This investment had a carrying value of $6,828 as of December 31, 2015 and 2014 and is presented in our consolidated balance sheets in other noncurrent assets. During 2015, 2014 and 2013, we recognized income of $20, $89 and $334, respectively, related to this investment. In May 2014, we purchased 3 AIC shares for $825. See Note 12 for more information about our transactions with AIC.
Petro Travel Plaza Holdings LLC
We own a 40% interest in Petro Travel Plaza Holdings LLC, or PTP, and operate two travel centers and two convenience stores that PTP owns for which we receive management and accounting fees. This investment is accounted for under the equity method. The carrying value of this investment as of December 31, 2015 and 2014, was $20,042 and $20,807, respectively, and was included in other noncurrent assets in our consolidated balance sheets. The equity income recorded from this investment for the years ended December 31, 2015, 2014 and 2013, was $4,036, $3,135 and $2,340, respectively. See Note 12 for more information about our transactions with PTP.
The locations owned by PTP are encumbered by debt with an outstanding balance of $15,808 and $16,602 as of December 31, 2015 and 2014, respectively. Since we account for our investment in PTP under the equity method of accounting, we have not recorded a liability for this debt. We are not directly liable for this loan, but the carrying value of our investment in this joint venture could be adversely affected if the joint venture defaulted on this debt and the joint venture's property, which is collateral for this loan, was sold. In connection with the loan agreement entered by PTP, we and our joint venture partner each agreed to indemnify the lender against liability from environmental matters related to PTP's sites.
Fair Value
It is not practicable to estimate the fair value of our investment in the equity of AIC or PTP because of the lack of quoted market prices and the inability to estimate current fair value without incurring excessive costs. However, management believes that the carrying amounts of AIC and PTP at December 31, 2015, were not impaired given these companies' overall financial conditions and earnings trends.

12.	Related Party Transactions
Governance Guidelines
We have adopted written Governance Guidelines that describe the consideration and approval of a related person transaction. Under these Governance Guidelines, we may not enter into a transaction in which any Director or executive officer, any member of the immediate family of any Director or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Directors and our Board of Directors reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Directors, even if the disinterested Directors constitute less than a quorum. If there are no disinterested Directors, the transaction must be reviewed, authorized and approved or ratified by both (i) the affirmative vote of a majority of our Board of Directors and (ii) the affirmative vote of a majority of our Independent Directors. In determining whether to approve or ratify a transaction, our Board of Directors, or disinterested Directors or Independent Directors, as the case may be, shall act in accordance with any applicable provisions of our limited liability company agreement and bylaws, consider all of the relevant facts and circumstances and approve only those transactions that they determine are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Directors or otherwise in accordance with our policies, limited liability company agreement and bylaws, each as described above. In the case of any transaction with us in which any other employee of ours who is subject to our Code of Business Conduct and Ethics and who has a direct or indirect material interest in the transaction, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Relationship with HPT
HPT is our principal landlord and largest shareholder and as of December 31, 2015 owned 3,420 of our common shares, or approximately 8.8% of our outstanding common shares. One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of HPT. Mr. Barry Portnoy's son, Mr. Adam Portnoy, is also a managing trustee of HPT, and Mr. Barry Portnoy's son-in-law, Mr. Ethan Bornstein, is an executive officer of HPT. Our other Managing Director, Mr. Thomas O'Brien, who is also our President and Chief Executive Officer, was a former executive officer of HPT. One of our Independent Directors, Mr. Arthur Koumantzelis, was an independent trustee of HPT prior to our spin-off from HPT.
Until June 2015, we had two leases with HPT, the Prior TA Lease and the Petro Lease, pursuant to which we then leased 184 properties from HPT. The Prior TA Lease was for 144 properties and the Petro Lease was for 40 properties. As disclosed below, in June 2015, the Prior TA Lease was expanded and subdivided into four amended and restated leases, which we refer to as the New TA Leases, and the Petro Lease was amended. We refer to the New TA Leases and the Petro Lease (or, with respect to periods prior to June 2015, the Prior TA Lease and the Petro Lease) collectively as the HPT Leases.
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
Under the HPT Leases, we may request that HPT purchase approved amounts for renovations, improvements and equipment at the leased properties in return for increases in our minimum annual rent according to the following formula: the minimum rent per year will be increased by an amount equal to the amount paid by HPT multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. During 2015, 2014 and 2013, pursuant to the terms of the HPT Leases, we sold to HPT $99,896, $66,133 and $83,912, respectively, of improvements we previously made to properties leased from HPT, and, as a result, our minimum annual rent payable to HPT increased by $8,491, $5,621 and $7,133, respectively. At December 31, 2015, our property and equipment balance included $43,986 of improvements of the type that we typically request that HPT purchase for an increase in rent; however, HPT is not obligated to purchase these improvements.
On June 1, 2015, we entered a transaction agreement, or the Transaction Agreement, with HPT, pursuant to which, among other things (i) we and HPT agreed to expand and subdivide the Prior TA Lease into the four New TA Leases, (ii) we sold to HPT, for an aggregate of $279,383, 14 travel centers and certain assets we owned at 11 properties we lease from HPT and we leased back these properties and assets from HPT under the New TA Leases, (iii) we purchased from HPT, for an aggregate of $45,042, five travel centers that we then leased from HPT under the Prior TA Lease and (iv) we agreed to sell to HPT five travel centers upon the completion of their development at a purchase price equal to their development costs, including the cost of the land, which costs are estimated to be not more than $118,000 in the aggregate, and we agreed to lease back these development properties from HPT under the New TA Leases. The terms of the Transaction Agreement were approved by special committees of our Independent Directors and HPT’s independent trustees, none of whom are directors or trustees of the other company. Each special committee was represented by separate counsel.
As of December 31, 2015, we have completed the following transactions pursuant to the Transaction Agreement:

•
We entered into four new TA Leases with HPT, or New TA Lease 1, New TA Lease 2, New TA Lease 3 and New TA Lease 4 which expire in 2029, 2028, 2026 and 2030, respectively. Percentage rent for 2014 under the Prior TA Lease, which totaled $2,902, was incorporated into the minimum annual rent under the New TA Leases, and 2015 became the percentage rent base year for the New TA Leases. Beginning in 2016, percentage rent will be 3% of the excess of gross nonfuel revenues for any particular year over the percentage rent base year amount. Our deferred rent obligation of $107,085, which was due December 31, 2022, was allocated among the New TA Leases and the due dates were extended to the end of the initial term of each respective New TA Lease.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

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

As of December 31, 2015, we leased from HPT a total of 153 properties under the New TA Leases and 40 properties under the Petro Lease. As of December 31, 2015, the number of properties leased, the term, the minimum annual rent and deferred rent balances under our HPT Leases were as follows:

	Number of Sites	Initial Term End Date(1)	Minimum Annual Rent as of December 31, 2015(2)	Deferred Rent(3)
New TA Lease 1	39	December 31, 2029	$48,862	$27,421
New TA Lease 2	38	December 31, 2028	47,229	29,107
New TA Lease 3	38	December 31, 2026	50,077	29,324
New TA Lease 4	38	December 31, 2030	44,577	21,233
Petro Lease	40	June 30, 2024	64,875	42,915
Total	193		$255,620	$150,000

(1)	We have two renewal options of 15 years each under each of the leases.

(2)
These minimum rents are exclusive of any increase in minimum rent as a result of our selling or being reimbursed costs of improvements to leased properties or purchase/lease back of additional properties occurring after December 31, 2015.

(3)	The deferred rent obligation is subject to acceleration at HPT's option upon an uncured default under our HPT agreements or a change in control of us, each as provided under the leases.
Prior to the Transaction Agreement, we incurred percentage rent payable to HPT under the Prior TA Lease and the Petro Lease, respectively. In each case, the percentage rent equaled 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased properties over base amounts. HPT previously had agreed to waive payment of the first $2,500 of percentage rent that may become due under the Petro Lease. HPT waived $1,121 of percentage rent under our Petro Lease for the year ended December 31, 2015, pursuant to that waiver; and through December 31, 2015, HPT has cumulatively waived $2,128 of the $2,500 of percentage rent to be waived. The total amount of percentage rent (which is net of the waived amount) that we incurred during the years ended December 31, 2015, 2014 and 2013, was $1,999, $2,984 and $2,050, respectively.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Pursuant to a rent deferral agreement with HPT, from July 2008 through December 31, 2010, we deferred a total of $150,000 of rent payable to HPT, which remained outstanding as of December 31, 2015. This deferred rent obligation was allocated among the HPT Leases and is due at the end of the initial terms of the respective HPT Leases as noted above. Interest ceased to accrue on deferred rent owed to HPT by us beginning on January 1, 2011; however, the deferred rent amounts shall be accelerated and interest shall begin to accrue on the deferred rent amounts if certain events provided in the deferral agreement occur, including a change of control of us, as defined that agreement. In connection with the deferral agreement, we entered into a registration rights agreement with HPT, which provides HPT with certain rights to require us to conduct a registered public offering with respect to our common shares issued to HPT pursuant to the deferral agreement, which rights continue through the date that is twelve months following the latest of the expiration of the terms of the New TA Leases and the Petro Lease.
The following table sets forth the amounts of minimum lease payments required under the HPT Leases as of December 31, 2015, in each of the years shown.

	Minimum Rent	Rent for Ground Leases Subleased from HPT
2016	$255,620	$8,849
2017	255,620	7,921
2018	255,620	7,354
2019	255,620	5,526
2020	255,620	4,132
2021	255,620	2,285
2022	255,620	1,571
2023	255,620	934
2024(1)	307,133	700
2025	190,744	228
2026(2)	227,982	2
2027	140,667	—
2028(3)	178,937	—
2029(4)	129,827	—
2030(5)	76,037	—

(1)	Includes previously deferred rent payments of $42,915 and estimated cost of removing underground storage tanks on the leased properties of $8,598 due on June 30, 2024.

(2)	Includes previously deferred rent payments of $29,324 and estimated cost of removing underground storage tanks on the leased properties of $7,913 due on December 31, 2026.

(3)	Includes previously deferred rent payments of $29,107 and estimated cost of removing underground storage tanks on the leased properties of $9,163 due on December 31, 2028.

(4)	Includes previously deferred rent payments of $27,421 and estimated cost of removing underground storage tanks on the leased properties of $8,967 due on December 31, 2029.

(5)	Includes previously deferred rent payments of $21,233 and estimated cost of removing underground storage tanks on the leased properties of $10,228 due on December 31, 2030.
On April 15, 2013, we entered an agreement with Equilon Enterprises LLC doing business as Shell Oil Products US, or Shell, pursuant to which Shell has agreed to construct a network of natural gas fueling lanes at up to 100 of our travel centers located along the U.S. interstate highway system, including travel centers we lease from HPT. In connection with that agreement, on April 15, 2013, we and HPT amended our leases with HPT to revise the calculation of percentage rent payable by us under our leases with HPT. That amendment also made certain administrative changes to the terms of our leases with HPT. Also on that date, in order to facilitate our agreement with Shell, HPT entered into a subordination, non-disturbance and attornment agreement with Shell, whereby HPT agreed to recognize Shell's license and other rights with respect to the natural gas fueling lanes at our HPT leased travel centers on certain conditions and in certain circumstances.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

On July 1, 2013, HPT purchased land that was previously leased by HPT from a third party and subleased to us under the Prior TA Lease. Effective as of that date, rents due to that third party and our paying of those rents of approximately $545 annually on behalf of HPT under the terms of the Prior TA Lease ceased. Also on that date, we and HPT amended the Prior TA Lease to reflect our direct lease from HPT of that land and certain minor properties adjacent to other existing properties included in the Prior TA Lease that also had been purchased by HPT and to increase the annual rent due under the Prior TA Lease by $537, which was 8.5% of HPT's investment.
On August 13, 2013, the travel center located in Roanoke, VA that we leased from HPT under the Prior TA Lease was taken by eminent domain proceedings brought by the Virginia Department of Transportation, or VDOT, in connection with planned highway construction. The Prior TA Lease provided that the annual rent payable by us be reduced by 8.5% of the amount of the proceeds HPT receives from the taking or, at HPT's option, the fair market value rent of the property on the commencement date of the Prior TA Lease. In January 2014, HPT received proceeds from VDOT of $6,178, which is a substantial portion of VDOT's estimate of the value of the property, and as a result our annual rent under the Prior TA Lease was reduced by $525 effective January 6, 2014. We and HPT are challenging VDOT's estimate of this property's value and we expect that the final resolution of this matter will take considerable time.
On December 23, 2013, HPT purchased property adjacent to a property we lease from HPT under the Petro Lease. Effective as of that date, we and HPT amended the Petro Lease to add that property to that lease and to increase annual rent due under the Petro Lease by $105, which was 8.5% of HPT's investment.
On October 30, 2015, HPT completed the purchase of the land and improvements at a travel center it then leased from a third party and subleased to us located in Waterloo, NY. Upon HPT's acquisition, the land and improvements were directly leased to us under the Petro Lease. The Petro Lease was amended and minimum annual rent increased by $1,275, but our obligation to pay the ground rent of $1,260 annually was terminated.
The following table summarizes the various amounts related to the HPT Leases and other lessors that are reflected in real estate rent expense in our consolidated statements of income and comprehensive income.

	Year Ended December 31,
	2015	2014	2013
Cash payments for rent under the HPT Leases	$241,962	$222,722	$216,659
Change in accrued estimated percentage rent	(1,275)	959	327
Adjustments to recognize expense on a straight line basis	(4,910)	(1,621)	(1,734)
Less: sale leaseback financing obligation amortization	(974)	(2,380)	(1,644)
Less: portion of rent payments recognized as interest expense	(3,445)	(5,887)	(7,400)
Less: deferred tenant improvements allowance amortization	(5,019)	(6,769)	(6,769)
Amortization of deferred gain on sale leaseback transactions	(5,180)	(385)	(354)
Rent expense related to HPT Leases	221,159	206,639	199,085
Rent paid to others(1)	10,583	10,786	10,206
Adjustments to recognize expense on a straight line basis for other leases	(151)	(270)	29
Total real estate rent expense	$231,591	$217,155	$209,320

(1)	Includes rent paid directly to HPT's landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

The following table summarizes the various amounts related to the HPT Leases that are included in our consolidated balance sheets.

	December 31, 2015	December 31, 2014
Current HPT Leases liabilities:
Accrued rent	$21,098	$19,407
Sale leaseback financing obligation(1)	469	2,547
Straight line rent accrual(2)	2,458	2,529
Deferred gain(3)	9,235	385
Deferred tenant improvements allowance(4)	3,770	6,769
Total Current HPT Leases liabilities	$37,030	$31,637

Noncurrent HPT Leases liabilities:
Deferred rent obligation(5)	$150,000	$150,000
Sale leaseback financing obligation(1)	20,719	82,591
Straight line rent accrual(2)	48,373	50,234
Deferred gain(3)	121,049	2,732
Deferred tenant improvements allowance(4)	45,357	47,377
Total Noncurrent HPT Leases liabilities	$385,498	$332,934

(1)
Sale leaseback Financing Obligation. Prior to the New TA Leases, the assets related to nine travel centers leased from HPT were reflected in our consolidated balance sheets, as was the related financing obligation. This accounting was required primarily because, at the time of the inception of the Prior TA Lease, more than a minor portion of these nine travel centers was subleased to third parties. As part of the June 2015 transactions with HPT, we purchased five of the nine travel centers. That purchase was accounted for under GAAP as an extinguishment of the related financing obligation and resulted in a loss on extinguishment of debt of $10,502 because the price we paid to HPT to purchase the five properties was $10,502 in excess of the then remaining related financing obligation. Also, because the New TA Leases were accounted for under GAAP as new leases and two of the remaining four properties that had been reflected as financings under the Prior TA Lease qualified for operating lease treatment under the New TA Leases, the remaining net assets and financing obligation related to these two properties was eliminated, resulting in a gain of $1,033, which was deferred and will be recognized over the terms of the New TA Leases as a reduction of rent expense.

(2)
Straight Line Rent Accrual. The Prior TA Lease began in 2007 and included increasing rent payments through 2012. Since rent expense was recognized evenly over those years we recognized this accrual. While the New TA Leases contain no stated rent payments increases, this accrual continues to be amortized on a straight line basis over the terms of the New TA Leases as a reduction to real estate rent expense. The straight line rent accrual also includes our obligation for the estimated cost of removal of underground storage tanks at properties leased from HPT at the end of the related lease; we recognize these obligations on a straight line basis over the term of the related leases as additional rent expense.

(3)
Deferred Gain. The deferred gain primarily includes $133,668 of gains from the sale of assets to HPT that we leased back from HPT under the New TA Leases during 2015. We amortize the deferred gains on a straight line basis over the terms of the related leases as a reduction of rent expense.

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

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

(5)
Deferred Rent Obligation. Pursuant to a rent deferral agreement with HPT, from July 2008 through December 31, 2010, we deferred a total of $150,000 of rent payable to HPT. This deferred rent obligation was allocated among the HPT Leases and is due at the end of the initial terms of the respective HPT Leases as noted above.

Pro Forma Impact
The following unaudited pro forma information includes adjustments related to the amendment to our leases with HPT, the purchase of assets and our sale and lease back of assets completed through December 31, 2015, pursuant to our Transaction Agreement with HPT. The pro forma adjustments assume that these transactions occurred on January 1, 2015.

Year Ended December 31, 2015
Net Income	$32,167
Basic and diluted earnings per share	$0.85
The historical consolidated financial information has been adjusted in the pro forma information to give effect to pro forma events that are: (i) directly attributable to the transactions with HPT; (ii) factually supportable; and (iii) expected to have a continuing impact on the combined results. The $10,502 loss on extinguishment of debt recognized in June 2015, as noted above, is not reflected in the pro forma information above because it is non-recurring.
Relationship with RMR
RMR provides business management services to us pursuant to a business management agreement. RMR is owned by The RMR Group Inc. and ABP Trust and ABP Trust is the controlling shareholder of The RMR Group Inc. One of our Managing Directors, Mr. Barry Portnoy and his son, Mr. Adam Portnoy, are owners of ABP Trust. Mr. Barry Portnoy is the Chairman of RMR and a Managing Director and officer of The RMR Group Inc. and Mr. Adam Portnoy is the President and Chief Executive Officer of RMR and a Managing Director, President and Chief Executive Officer of The RMR Group Inc. Our other Managing Director, Mr. Thomas O'Brien, who is also our President and Chief Executive Officer, Mr. Andrew Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, and Mr. Mark Young, our Executive Vice President and General Counsel, are officers and employees of RMR. RMR provides management services to HPT and HPT's executive officers are officers and employees of RMR. A majority of our Independent Directors also serve as independent directors or independent trustees of other companies to which RMR, or its affiliates, provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR serve as officers of those other companies to which RMR or its affiliates provides management services.
At least 80% of Messrs. O'Brien's, Rebholz's and Young's business time is devoted to services to us, and 80% of Messrs. O'Brien's, Rebholz's and Young's total cash compensation (that is, the combined base salary and cash bonus paid by us and RMR) was paid by us and the remainder was paid by RMR. Messrs. O'Brien, Rebholz and Young are also eligible to participate in certain RMR benefit plans. We believe the compensation we paid to these officers reasonably reflected their division of business time and efforts; however, periodically, these individuals may divide their business time and efforts differently than they do currently and their compensation from us may become disproportionate to this division.
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

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Pursuant to the business management agreement, RMR assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, advice and supervision with respect to our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel center and convenience store properties and companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal matters, human resources, insurance programs, management information systems and the like. Under our business management agreement, we pay RMR an annual business management fee equal to 0.6% of the sum of our gross fuel margin (which is our fuel sales revenues less our cost of fuel sales) plus our total nonfuel revenues. The fee is payable monthly based on the prior month's margins and revenues. This fee totaled $13,179, $12,272 and $10,758 for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of income and comprehensive income.
RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies to which RMR or its affiliates provides management services, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR's costs of providing this internal audit function was approximately $257, $272 and $208 for the years ended December 31, 2015, 2014 and 2013, respectively. These allocated costs are in addition to the business management fees paid to RMR.
The current term of our business management agreement with RMR ends on December 31, 2016, and automatically renews for successive one year terms unless we or RMR gives notice of non-renewal before the end of an applicable term. On March 12, 2015, we and RMR entered into an amended and restated business management agreement, which was approved by our Compensation Committee, comprised solely of our Independent Directors. As amended, RMR may terminate the business management agreement upon 120 days' written notice, and we have the right to terminate the business management agreement upon 60 days' written notice, subject to approval by a majority vote of our Independent Directors. As amended, if we terminate or do not to renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.875 times the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of termination or nonrenewal. Also, as amended, RMR agrees to provide certain transition services for us for 120 days following termination by us or notice of termination by RMR. The business management agreement includes arbitration provisions for the resolution of disputes.
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
We have a property management agreement with RMR under which RMR provides building management services to us for our headquarters building. The charter of our Compensation Committee requires that the Committee annually review the property management agreement, evaluate RMR's performance under this agreement and renew, amend or terminate this agreement. We paid RMR $145, $141 and $143 for property management services at our headquarters building for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of income and comprehensive income.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Under our Plan, we grant restricted shares to certain employees of RMR who are not also Directors, officers or employees of ours. We granted a total of 62, 63 and 49 shares with an aggregate value of $575, $610 and $523 to such persons in 2015, 2014 and 2013, respectively, based upon the closing price of our common shares on the NYSE on the dates of the grants. One fifth of those shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to both the fees we pay to RMR and our share grants to our Directors, officers and employees. Under our Plan, recipients of vesting restricted common share awards (including our officers and employees and officers and employees of RMR) may request that we purchase some of the vesting common shares in satisfaction of tax withholding and payment obligations at the closing price for our common shares on the NYSE on the date of purchase. See Note 9 for more information about share withholding.
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
Other Relationships with HPT and RMR
At the time our shares were distributed to HPT shareholders in 2007, we entered a transaction agreement with HPT and RMR, pursuant to which we granted HPT a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center to or with another party, and we granted HPT and any other company to which RMR provides management services a right of first refusal to acquire or finance any real estate of the types in which they invest before we do. We also agreed that for so long as we are a tenant of HPT we will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors under our leases with HPT; the sale of a material part of our assets or of any such tenant or guarantor; or the cessation of our continuing Directors to constitute a majority of our Board of Directors or any such tenant or guarantor. Also, we agreed not to take any action that might reasonably be expected to have a material adverse impact on HPT's ability to qualify as a real estate investment trust, or REIT, and to indemnify HPT for any liabilities it may incur relating to our assets and business. The transaction agreement includes arbitration provisions for the resolution of disputes.
Relationship with AIC
We, ABP Trust, HPT and four other companies to which RMR provides management services currently own AIC, an Indiana insurance company, and are parties to an amended and restated shareholders agreement regarding AIC. On May 9, 2014, as a result of a change in control of Equity Commonwealth (formerly known as CommonWealth REIT), or EQC, as defined in the amended and restated shareholders agreement, we and the other AIC shareholders purchased pro rata the AIC shares EQC owned in accordance with the terms of that agreement. Pursuant to that purchase, we purchased 3 AIC shares from EQC for $825. Following these purchases, we and the other remaining six shareholders each owns approximately 14.3% of AIC.
All of our Directors and all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays RMR a service fee equal to 3.0% of the total annual earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent by AIC on its behalf or in furtherance of AIC's business. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.
As of December 31, 2015, we have invested $6,054 in AIC since its formation in 2008. Our investment in AIC had a carrying value of $6,828 as of December 31, 2015 and 2014, which amounts are included in other assets on our consolidated balance sheets. We recognized income of $20, $89 and $334, related to our investment in AIC for 2015, 2014 and 2013, respectively.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

In June 2015, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC. In connection with that renewal, we purchased a three year combined property insurance policy providing $500,000 of coverage annually with the premium to be paid annually and a one year standalone policy providing certain other coverage of $200,000 for our properties, which policies were arranged by AIC. We paid aggregate annual premiums, including taxes and fees, of $2,283 in connection with these policies for the policy year ending June 30, 2016, and this amount may be adjusted from time to time as we acquire and dispose of properties that are included in the property insurance program. Our annual premiums for property insurance arranged by AIC were $1,601 and $2,743 in 2014 and 2013, respectively. See Note 11 for more information about our investment in AIC.
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
Directors' and Officers' Liability Insurance
In August 2015, we extended through September 2017 our combined directors' and officers' insurance policy with The RMR Group Inc. and five other companies managed by RMR, that provides $10,000 in aggregate primary coverage, including certain errors and omission coverage. At that time, we also extended through September 2016 our separate additional directors' and officers' liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage. The total premium payable by us for these extensions was $225. We paid an aggregate premium of $351 in 2014 for a combined directors' and officers' insurance policy with RMR, and five other companies managed by RMR. The premiums for the combined policies were allocated among the insured companies after consultation with the insurance broker and approval by each company's board and independent trustees or directors as applicable.
Relationship with PTP
PTP is a joint venture between us and Tejon Development Corporation that owns two travel centers and two convenience stores in California. We own a 40% interest in PTP and operate the two travel centers and two convenience stores PTP owns for which we receive management and accounting fees, which totaled $838, $800 and $800 for the years ended December 31, 2015, 2014 and 2013, respectively. The carrying value of our investment in PTP as of December 31, 2015 and 2014, was $20,042 and $20,807, respectively. At December 31, 2015 and 2014, we had a net receivable from PTP of $43 and $430, respectively. We recognized income of $4,036, $3,135 and $2,340 during the years ended December 31, 2015, 2014 and 2013, respectively, related to this investment, which is separate from and in addition to the management and accounting fees we earned. See Note 11 for more information about our investment in PTP.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

13.	Contingencies
Legal Proceedings
We are routinely involved in various legal and administrative proceedings, including tax audits, incidental to the ordinary course of our business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.
Environmental Contingencies
Extensive environmental laws regulate our operations and properties. These laws may require us to investigate and clean up hazardous substances, including petroleum or natural gas products, released at our owned and leased properties. Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance at our locations. We use both underground storage tanks and above ground storage tanks to store petroleum products, natural gas and other hazardous substances at our locations. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water. Under the terms of the HPT Leases, we generally have agreed to indemnify HPT for any environmental liabilities related to properties that we lease from HPT and we are required to pay all environmental related expenses incurred in the operation of the leased properties. Under an agreement with Shell we have agreed to indemnify Shell and its affiliates from certain environmental liabilities incurred with respect to our travel centers where Shell has installed natural gas fueling lanes.
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
At December 31, 2015, we had a gross accrued liability of $4,713 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,089, resulting in an estimated net amount of $3,624 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

In February 2014, we reached an agreement with the California State Water Resources Control Board, or the State Water Board, to settle certain claims the State Water Board had filed against us in California Superior Court in 2010 relating to alleged violations of underground storage tank laws and regulations for a cash payment of $1,800; suspended penalties of $1,000 that may become payable by us in the future if, prior to March 2019, we fail to comply with specified underground storage tank laws and regulations; and our agreement to invest, prior to March 2018, up to $2,000 of verified costs that are directly related to the development and implementation of a comprehensive California Enhanced Environmental Compliance Program for the underground storage tank systems at all of our California facilities that is above and beyond minimum requirements of California law and regulations related to underground storage tank systems. The settlement, which was approved by the Superior Court on February 20, 2014, also included injunctive relief provisions requiring that we comply with certain California environmental laws and regulations applicable to underground storage tank systems. In October 2015, the State Water Board issued a notice of alleged suspended penalty conduct claiming that we are liable for the full amount of the $1,000 in suspended penalties as a result of five alleged violations of underground storage tank regulations and requesting further information concerning the alleged violations. We believe we have meritorious defenses to these alleged violations, but cannot predict whether any penalties relating to these matters will be assessed by the Superior Court, which has retained jurisdiction over such matters. The State Water Board also has retained the right to file a separate action relating to these violations, but to date has not done so. In November 2015, we filed our response to the notice and we anticipate further negotiations with the State Water Board before this matter proceeds to a hearing before the Superior Court. As of December 31, 2015, we have a liability of $1,718 recorded with respect to this matter and believe that an additional amount of loss we may realize above that accrued, if any, upon the ultimate resolution of this matter will not be material.
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

14.	Inventory
Inventory at December 31, 2015 and 2014, consisted of the following:

	2015	2014
Nonfuel products	$159,256	$146,370
Fuel products	24,236	26,380
Total inventory	$183,492	$172,750

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

15.	Segment Information
As a result of the growth in our convenience store business throughout 2015, we now present two reportable segments: travel centers and convenience stores not located at travel centers. Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. For these reportable segments, previously reported financial information within the notes to the consolidated financial statements has been updated for all periods presented. We measure our reportable segments profitability based on site level gross margin in excess of site level operating expenses.
Travel Centers
We operate and franchise travel centers under the "TravelCenters of America" and "TA" brand names, or the TA brand, and the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand, primarily along the U.S. interstate highway system. Our travel center customers include trucking fleets and their drivers, independent truck drivers and motorists. Our travel centers include, on average, approximately 25 acres of land and substantially all of them offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, QSRs, travel and convenience stores and various driver amenities.
Convenience Stores
We operate convenience stores with retail gasoline stations, primarily under the "Minit Mart" brand name, or the Minit Mart brand, that generally serve motorists and are not located at a travel center. These convenience stores typically offer customers gasoline as well as nonfuel products and services such as coffee, groceries and other convenience items, some fresh food offerings and QSRs.
Corporate and Other
We include unallocated corporate expenses, the operations of our distribution centers and all other businesses which do not meet the definition of a travel center or convenience store and which are not material to our operations in corporate and other. For purposes of segment performance measurement, we do not allocate to either our travel center or convenience store segments items that are of a non-operating or of a corporate nature such as selling, general and administrative expenses, transaction costs associated with the acquisition of certain businesses, interest, income from equity investees and income taxes.
Identifiable assets of the business segments exclude general corporate assets, which primarily consist of certain cash, accounts receivable, certain property and equipment, deferred income taxes and certain other assets. Other than cash that resides at the travel centers or convenience stores, cash and accounts receivable are managed within our treasury and finance function at corporate.
Additional Information
The accounting policies of the business segments are the same as the polices described in Note 1. Intersegment sales and transfers are accounted for at the same prices as if the sales and transfers were made to third parties and are eliminated in consolidation.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Segment Information

	Year Ended December 31, 2015
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues
Fuel	$3,763,415	$224,894	$67,139	$4,055,448
Nonfuel	1,626,646	155,197	918	1,782,761
Rent and royalties from franchisees	12,424	—	—	12,424
Total revenues	5,402,485	380,091	68,057	5,850,633

Site level gross margin in excess of site level operating expenses	$483,009	$17,259	$3,770	$504,038

Corporate operating expenses
Selling, general and administrative	$—	$—	$121,767	$121,767
Real estate rent	—	—	231,591	231,591
Depreciation and amortization	—	—	72,383	72,383
Income from operations				78,297

Acquisition costs	—	—	5,048	5,048
Interest expense, net	—	—	22,545	22,545
Income from equity investees	—	—	4,056	4,056
Loss on extinguishment of debt	—	—	10,502	10,502
Income before income taxes				44,258
Provision for income taxes	—	—	(16,539)	(16,539)
Net income	$—	$—	$—	$27,719

Capital expenditures for property and equipment	$210,385	$14,191	$70,861	$295,437
Acquisitions of businesses, net of cash acquired	9,338	310,952	—	320,290
Total assets	725,714	431,014	478,366	1,635,094

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

	Year Ended December 31, 2014
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues
Fuel	$5,961,764	$113,221	$74,464	$6,149,449
Nonfuel	1,539,996	76,634	172	1,616,802
Rent and royalties from franchisees	12,382	—	—	12,382
Total revenues	7,514,142	189,855	74,636	7,778,633

Site level gross margin in excess of site level operating expenses	$492,618	$8,834	$1,750	$503,202

Corporate operating expenses
Selling, general and administrative	$—	$—	$106,823	$106,823
Real estate rent	—	—	217,155	217,155
Depreciation and amortization	—	—	65,584	65,584
Income from operations				113,640

Acquisition costs	—	—	1,160	1,160
Interest expense, net	—	—	16,712	16,712
Income from equity investees	—	—	3,224	3,224
Income before income taxes				98,992
Provision for income taxes	—	—	(38,023)	(38,023)
Net income	$—	$—	$—	$60,969

Capital expenditures for property and equipment	$147,509	$3,668	$18,648	$169,825
Acquisitions of businesses, net of cash acquired	28,695	—	—	28,695
Total assets	829,071	87,782	485,964	1,402,817

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

	Year Ended December 31, 2013
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues
Fuel	$6,378,801	$20,828	$81,623	$6,481,252
Nonfuel	1,442,715	8,077	—	1,450,792
Rent and royalties from franchisees	12,687	—	—	12,687
Total revenues	7,834,203	28,905	81,623	7,944,731

Site level gross margin in excess of site level operating expenses	$393,505	$1,639	$1,741	$396,885

Corporate operating expenses
Selling, general and administrative	$—	$—	$107,447	$107,447
Real estate rent	—	—	209,320	209,320
Depreciation and amortization	—	—	58,928	58,928
Income from operations				21,190

Acquisition costs	—	—	2,523	2,523
Interest expense, net	—	—	16,336	16,336
Income from equity investees	—	—	2,674	2,674
Income before income taxes				5,005
Benefit for income taxes	—	—	26,618	26,618
Net income	$—	$—	$—	$31,623

Capital expenditures for property and equipment	$154,233	$144	$9,865	$164,242
Acquisitions of businesses, net of cash acquired	44,622	65,356	—	109,978
Total assets	804,519	88,007	346,246	1,238,772

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

16.	Selected Quarterly Financial Data (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2015 and 2014:

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,407,701	$1,582,883	$1,508,993	$1,351,056
Gross profit (excluding depreciation)	338,499	345,794	358,480	346,911
Income from operations	32,170	21,974	21,444	2,709
(Provision) benefit for income taxes	(10,486)	(2,515)	(6,157)	2,619
Net income (loss)	15,729	3,772	9,826	(1,608)
Net income (loss) per common share:
Basic and diluted	0.41	0.10	0.26	(0.04)
Comprehensive income (loss)	15,428	3,754	9,514	(1,652)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,967,309	$2,076,109	$2,009,217	$1,725,998
Gross profit (excluding depreciation)	301,564	325,093	332,136	360,020
Income from operations	4,865	26,939	25,324	56,512
Provision for income taxes	(276)	(9,673)	(9,442)	(18,632)
Net income	197	13,634	12,796	34,342
Net income per common share:
Basic and diluted	0.01	0.36	0.34	0.91
Comprehensive income	24	13,825	12,538	34,184
During the fourth quarter of 2015 and 2014 we recognized a benefit of $7,997 and $6,898, respectively, related to the reinstatement of biodiesel and renewable energy fuel tax credits on certain fuel purchases made during each of 2015 and 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

Date:	March 14, 2016	By:	/s/ Andrew J. Rebholz
			Name:	Andrew J. Rebholz
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas M. O'Brien	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2016
Thomas M. O'Brien

/s/ Andrew J. Rebholz	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2016
Andrew J. Rebholz

/s/ William E. Myers	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 14, 2016
William E. Myers

/s/ Barry M. Portnoy	Managing Director	March 14, 2016
Barry M. Portnoy

/s/ Barbara D. Gilmore	Independent Director	March 14, 2016
Barbara D. Gilmore

/s/ Lisa Harris Jones	Independent Director	March 14, 2016
Lisa Harris Jones

/s/ Arthur G. Koumantzelis	Independent Director	March 14, 2016
Arthur G. Koumantzelis

/s/ Joseph L. Morea	Independent Director	March 14, 2016
Joseph L. Morea