Form 10-Q
period 2016-03-31
TRAVELCENTERS OF AMERICA LLC
filed 2016-05-09
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2016

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

 Number of Common Shares outstanding at May 6, 2016: 38,798,664 common shares.

As used herein the terms “we”, “us”, “our” and “TA” include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC
Consolidated Balance Sheets (Unaudited)
(in thousands)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$129,604	$172,087
Accounts receivable (less allowance for doubtful accounts of $761 and $850 as of March 31, 2016 and December 31, 2015, respectively)	108,859	91,580
Inventory	184,803	183,492
Other current assets	42,310	48,181
Total current assets	465,576	495,340

Property and equipment, net	1,030,026	989,606
Goodwill and intangible assets, net	110,743	105,977
Other noncurrent assets	31,625	30,618
Total assets	$1,637,970	$1,621,541

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$129,023	$125,079
Current HPT Leases liabilities	37,465	37,030
Other current liabilities	164,420	133,513
Total current liabilities	330,908	295,622

Long term debt	316,696	316,447
Noncurrent HPT Leases liabilities	382,000	385,498
Other noncurrent liabilities	67,696	74,655
Total liabilities	1,097,300	1,072,222

Shareholders' equity:
Common shares, no par value, 39,069 shares authorized as of March 31, 2016 and December 31, 2015, 38,799 shares issued and outstanding as of March 31, 2016, and 38,808 shares issued and outstanding as of December 31, 2015	683,268	682,219
Accumulated other comprehensive income (loss)	6	(240)
Accumulated deficit	(142,604)	(132,660)
Total shareholders' equity	540,670	549,319
Total liabilities and shareholders' equity	$1,637,970	$1,621,541
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Fuel	$709,528	$1,003,167
Nonfuel	450,646	401,510
Rent and royalties from franchisees	4,276	3,024
Total revenues	1,164,450	1,407,701

Cost of goods sold (excluding depreciation):
Fuel	617,827	890,780
Nonfuel	206,331	178,422
Total cost of goods sold	824,158	1,069,202

Operating expenses:
Site level operating	234,050	205,584
Selling, general and administrative	30,966	27,616
Real estate rent	63,529	55,604
Depreciation and amortization	20,525	17,525
Total operating expenses	349,070	306,329

(Loss) income from operations	(8,778)	32,170

Acquisition costs	969	414
Interest expense, net	6,821	6,332
Income from equity investees	947	791
(Loss) income before income taxes	(15,621)	26,215
Benefit (provision) for income taxes	5,677	(10,486)
Net (loss) income	$(9,944)	$15,729

Other comprehensive income (loss), net of tax:
Foreign currency gain (loss), net of taxes of $121 and $(194), respectively	$194	$(346)
Equity interest in investee’s unrealized gain on investments	52	45
Other comprehensive income (loss)	246	(301)

Comprehensive (loss) income	$(9,698)	$15,428

Net (loss) income per common share:
Basic and diluted	$(0.26)	$0.41
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(9,944)	$15,729
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Noncash rent expense	(3,346)	(2,336)
Depreciation and amortization expense	20,525	17,525
Deferred income tax (benefit) provision	(4,121)	35
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(17,061)	(23,567)
Inventory	1,314	3,723
Other assets	6,859	2,521
Accounts payable and other liabilities	16,998	42,702
Other, net	246	601
Net cash provided by operating activities	11,470	56,933

Cash flows from investing activities:
Proceeds from asset sales	37,761	19,714
Capital expenditures	(56,479)	(40,864)
Acquisitions of businesses, net of cash acquired	(35,123)	(41,736)
Net cash used in investing activities	(53,841)	(62,886)

Cash flows from financing activities:
Proceeds from sale leaseback transactions with HPT	50	491
Sale leaseback financing obligation payments	(118)	(636)
Other, net	(74)	7
Net cash used in financing activities	(142)	(138)

Effect of exchange rate changes on cash	30	(33)

Net decrease in cash and cash equivalents	(42,483)	(6,124)

Cash and cash equivalents at the beginning of the period	172,087	224,275
Cash and cash equivalents at the end of the period	$129,604	$218,151

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$6,971	$5,764
Income taxes (received) paid	(420)	123
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

1.	Basis of Presentation, Business Description and Organization
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company. As of March 31, 2016, we operated and franchised 483 travel center and convenience store locations. Our customers include trucking fleets and their drivers, independent truck drivers and highway and local motorists. We offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel/convenience stores and various customer amenities. We also collect rents, royalties and other fees from our tenants, franchisees and dealers.
We manage our business on the basis of two reportable segments: travel centers and convenience stores. See Note 7 for more information about our segments. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of March 31, 2016, our business included 255 travel centers in 43 states in the United States, or U.S., primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 178 operated under the "TravelCenters of America" and "TA" brand names, or the TA brand, and 77 operated under the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand. Of our 255 travel centers at March 31, 2016, we owned 33, we leased 195, including 193 that we leased from Hospitality Properties Trust, or HPT, we operated two for a joint venture and our franchisees owned or leased from others 25. We operated 225 of our travel centers and franchisees operated 30 travel centers, including five we leased to franchisees. Substantially all of our travel centers include a convenience store, at least one restaurant, a truck service/repair facility and fueling lanes for trucks and passenger vehicles. We report this portion of our business as our travel center segment.
As of March 31, 2016, our business also included 228 convenience stores not located on a travel center property in 11, primarily Midwestern, states of the U.S. We operate our convenience stores primarily under the "Minit Mart" brand name, or the Minit Mart brand. Of these 228 convenience stores at March 31, 2016, we owned 194 and we leased 31, including one that we leased from HPT, and we operated three for a joint venture in which we own a noncontrolling interest. We report this portion of our business as our convenience store segment.
The accompanying consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements. The disclosures presented do not include all the information necessary for complete financial statements in accordance with GAAP. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or our Annual Report. In the opinion of our management, the accompanying consolidated financial statements include all adjustments, including normal recurring adjustments, considered necessary for a fair presentation. All intercompany transactions and balances have been eliminated. While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent expense and certain other costs do not vary seasonally. For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.
Fair Value Measurement
We refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029, and our $100,000 of 8.00% Senior Notes due 2030 collectively as our Senior Notes, which are our senior unsecured obligations. These amounts of Senior Notes outstanding have been presented on our consolidated balance sheets as long term debt net of debt issuance costs totaling $13,304 and $13,553 as of March 31, 2016 and December 31, 2015, respectively. We estimate that, based on their trading prices (a Level 1 input), the aggregate fair value of our Senior Notes on March 31, 2016, was $324,088.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

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
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented on the balance sheet as a reduction of the associated debt liability. In August 2015, the FASB clarified the previous Accounting Standards Update and issued Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Lines of Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcements on June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. These updates are effective for interim and annual reporting periods beginning after December 15, 2015, and require retrospective application. We adopted this standard during the current reporting period and applied it to all periods presented. Adoption of this standard resulted in the reclassification of debt issuance costs from other noncurrent assets to long term debt in our consolidated balance sheets. Debt issuance costs related to our line of credit arrangements remain classified as other noncurrent assets.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, which establishes a comprehensive lease standard under GAAP for virtually all industries. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The new standard will apply for annual periods beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. We have not yet determined the effects the adoption of this update may have on us; however, we believe the adoption of this update will have a material impact on our consolidated balance sheets due to the recognition of the lease rights and obligations as assets and liabilities. While the adoption will have no effect on the cash we pay, amounts within our statements of income and comprehensive income and our statements of cash flows are expected to change materially.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

2.	Earnings Per Share
Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings with all of our other common shares. The following table presents a reconciliation from net (loss) income to net (loss) income available to common shareholders and the related earnings per share.

	Three Months Ended March 31,
	2016	2015
Net (loss) income, as reported	$(9,944)	$15,729
Less: net (loss) income attributable to participating securities	(489)	794
Net (loss) income available to common shareholders	$(9,455)	$14,935

Weighted average common shares(1)	36,891	36,403

Basic and diluted net (loss) income per common share	$(0.26)	$0.41

(1)
Excludes the unvested shares granted under our share award plan, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shares. The weighted average number of unvested shares outstanding for the three months ended March 31, 2016 and 2015, was 1,908 and 1,935, respectively.

3.	Acquisitions
During the three months ended March 31, 2016, we acquired 24 convenience stores and we accounted for these transactions as business combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their respective fair values as of the date of acquisition. We have included the results of these acquired convenience stores in our consolidated financial statements from the dates of acquisition. The pro forma impact of these acquisitions, including the results of operations of the acquired convenience stores from the beginning of the periods presented, is not material to our consolidated financial statements.
The following table summarizes the amounts we recorded for the assets we acquired and liabilities we assumed in the business combinations described above, along with resulting goodwill. We expect that all of the goodwill acquired to date will be deductible for tax purposes.

Inventory	$2,590
Property and equipment	28,779
Goodwill and intangibles	5,257
Other liabilities	(1,503)
Total aggregate purchase price	$35,123
As of March 31, 2016, we had entered agreements to acquire five convenience stores for an aggregate purchase price of $9,462 and 50 restaurants for an aggregate of approximately $27,500, excluding closing costs and working capital adjustments. Since March 31, 2016, we have completed the acquisition of all of these restaurants and have entered an agreement to acquire an additional 11 convenience stores for an aggregate purchase price of $13,750. We expect to complete the remainder of these acquisitions during 2016, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change.
Acquisition costs, such as legal fees, due diligence costs and closing costs, are not included as a component of consideration transferred in business combinations but instead are expensed as incurred. During the three months ended March 31, 2016 and 2015, we incurred acquisition costs totaling $969 and $414, respectively, for legal, due diligence and related activities associated with acquisitions considered or completed.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

4.	Related Party Transactions
We have relationships and historical and continuing transactions with HPT, The RMR Group LLC, or RMR, and others related to them. We also have relationships and continuing transactions with other companies to which RMR provides management services and which have trustees, directors and officers who are also directors or officers of us. For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.
Relationship with HPT
HPT is our largest shareholder. As of March 31, 2016, HPT owned 3,420 of our common shares, representing approximately 8.8% of our outstanding common shares. HPT is also our principal landlord. We have five leases with HPT, the four TA Leases for 154 properties, and the Petro Lease for 40 properties. We refer to the four TA Leases and the Petro Lease collectively as the HPT Leases.
On June 1, 2015, we entered a transaction agreement, or the Transaction Agreement, with HPT pursuant to which, among other things, we agreed to sell to HPT five travel centers upon the completion of their development at a purchase price equal to their development costs, including the cost of the land, and HPT agreed to lease back these development properties to us. On March 31, 2016, we sold one of these development properties, a travel center located in Hillsboro, Texas, to HPT for $19,683, and we amended our TA Lease 4 to add this property. Our minimum annual rent under our TA Lease 4 increased by $1,673 as a result of the completion of this sale and lease back.
As of March 31, 2016, the number of properties leased, the term, the minimum annual rent and deferred rent balances under our HPT Leases were as follows:

	Number of Sites	Initial Term End Date(1)	Minimum Annual Rent as of March 31, 2016	Deferred Rent(2)
TA Lease 1	39	December 31, 2029	$49,198	$27,421
TA Lease 2	38	December 31, 2028	47,392	29,107
TA Lease 3	38	December 31, 2026	50,630	29,324
TA Lease 4	39	December 31, 2030	46,493	21,233
Petro Lease	40	June 30, 2024	65,329	42,915
Total	194		$259,042	$150,000

(1)	We have two renewal options of 15 years each under each of the leases.

(2)	The deferred rent obligation is subject to acceleration at HPT's option upon an uncured default under our HPT agreements or a change in control of us.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

The following table summarizes the various amounts related to the HPT Leases and leases with other lessors that are reflected in real estate rent expense in our consolidated statements of income and comprehensive income.

	Three Months Ended March 31,
	2016	2015
Cash payments for rent under the HPT Leases	$64,440	$57,516
Change in accrued estimated percentage rent	246	(104)
Adjustments to recognize expense on a straight line basis	(56)	(452)
Less sale leaseback financing obligation amortization	(118)	(636)
Less portion of rent payments recognized as interest expense	(432)	(1,452)
Less deferred tenant improvements allowance amortization	(943)	(1,692)
Amortization of deferred gain on sale leaseback transactions	(2,308)	(96)
Rent expense related to HPT Leases	60,829	53,084
Rent paid to others(1)	2,790	2,621
Adjustments to recognize expense on a straight line basis for other leases	(90)	(101)
Total real estate rent expense	$63,529	$55,604

(1)	Includes rent paid directly to HPT’s landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.
The following table summarizes the various amounts related to the HPT Leases that are included in our consolidated balance sheets.

	March 31, 2016	December 31, 2015
Current HPT Leases liabilities:
Accrued rent	$21,557	$21,098
Sale leaseback financing obligation(1)	451	469
Straight line rent accrual(2)	2,458	2,458
Deferred gain(3)	9,229	9,235
Deferred tenant improvements allowance(4)	3,770	3,770
Total Current HPT Leases liabilities	$37,465	$37,030

Noncurrent HPT Leases liabilities:
Deferred rent obligation(5)	$150,000	$150,000
Sale leaseback financing obligation(1)	20,670	20,719
Straight line rent accrual(2)	48,257	48,373
Deferred gain(3)	118,659	121,049
Deferred tenant improvements allowance(4)	44,414	45,357
Total Noncurrent HPT Leases liabilities	$382,000	$385,498

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

(1)
Sale Leaseback Financing Obligation. Prior to June 2015, the assets related to nine travel centers we leased from HPT were reflected in our consolidated balance sheets, as was the related financing obligation. This accounting was required primarily because, at the time of the inception of the applicable HPT Lease, more than a minor portion of these nine travel centers was subleased to third parties. In June 2015, we purchased five of the nine travel centers from HPT. That purchase was accounted for under GAAP as an extinguishment of the related financing obligation and resulted in a loss on extinguishment of debt of $10,502 because the price we paid to HPT to purchase the five properties was $10,502 in excess of the then remaining related financing obligation. Also, because the TA Leases we entered into with HPT in connection with the Transaction Agreement were accounted for under GAAP as new leases and two of the remaining four properties reflected as financings under the prior TA Lease qualified for operating lease treatment, the remaining net assets and financing obligation related to these two properties were eliminated, resulting in a gain of $1,033, which was deferred and will be recognized over the terms of the TA Leases as a reduction of rent expense.

(2)
Straight Line Rent Accrual. We accrued rent expense from 2007 to 2012 for stated increases in our minimum annual rents due under our then existing TA lease. While the TA Leases we entered into with HPT in connection with the Transaction Agreement contain no stated rent payment increases, we continue to amortize this accrual on a straight line basis over the current terms of the TA Leases as a reduction to real estate rent expense. The straight line rent accrual also includes our obligation for the estimated cost of removal of underground storage tanks at properties leased from HPT at the end of the related lease; we recognize these obligations on a straight line basis over the term of the related leases as additional rent expense.

(3)
Deferred Gain. The deferred gain primarily includes $133,668 of gains from the sale of travel centers and certain other assets to HPT during 2015 pursuant to the Transaction Agreement. We amortize the deferred gains on a straight line basis over the terms of the related leases as a reduction of rent expense.

(4)
Deferred Tenant Improvements Allowance. HPT funded certain capital projects at the properties we lease under the HPT Leases without an increase in rent payable by us. In connection with HPT's initial capital commitment, we recognized a liability for rent deemed to be related to this capital commitment as a deferred tenant improvements allowance. We amortize the deferred tenant improvements allowance on a straight line basis over the terms of the HPT Leases as a reduction of rent expense.

(5)
Deferred Rent Obligation. Pursuant to a rent deferral agreement with HPT, from July 2008 through December 31, 2010, we deferred a total of $150,000 of rent payable to HPT. This deferred rent obligation was allocated among the HPT Leases and is due at the end of the initial terms of the respective HPT Leases as noted above.

HPT waived $311 and $259 of percentage rent under our Petro Lease for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, HPT has cumulatively waived $2,439 of the $2,500 of percentage rent it previously agreed to waive. The total amount of percentage rent (which is net of the waived amount) was $246 and $1,193 for the three months ended March 31, 2016 and 2015, respectively.
During the three months ended March 31, 2016 and 2015, pursuant to the terms of the HPT Leases, we sold to HPT $20,575 and $20,181, respectively, of improvements we made to properties leased from HPT. As a result, our minimum annual rent payable to HPT increased by $1,749 and $1,715, respectively. At March 31, 2016, our property and equipment balance included $1,542 of improvements of the type that we typically request that HPT purchase for an increase in minimum annual rent; however, HPT is not obligated to purchase these improvements.
Relationship with RMR
Pursuant to our business management agreement and property management agreement with RMR, we incurred aggregate fees of $3,233 and $3,436 for the three months ended March 31, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of income and comprehensive income.
We have historically awarded share grants to certain RMR employees under our equity compensation plan. In addition, under our business management agreement we reimburse RMR for our allocable costs for internal audit services. The amounts recognized as expense for share grants to RMR employees and internal audit costs were $1,194 and $837 for the three months ended March 31, 2016 and 2015, respectively; these amounts are included in selling, general and administrative expenses in our consolidated statements of income and comprehensive income.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

Relationship with AIC
We and six other companies to which RMR provides management services each own in equal amounts Affiliates Insurance Company, or AIC, an insurance company. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC.
As of March 31, 2016 and December 31, 2015, our investment in AIC had a carrying value of $6,956 and $6,828, respectively, which amounts are included in other noncurrent assets in our consolidated balance sheets. We recognized income of $77 and $72 related to our investment in AIC for the three months ended March 31, 2016 and 2015, respectively. Our other comprehensive income includes our proportional share of unrealized gains on securities held for sale which are owned by AIC of $52 and $45 for the three months ended March 31, 2016 and 2015, respectively.
Relationship with PTP
We own a 40% minority interest in Petro Travel Plaza Holdings LLC, or PTP. As of March 31, 2016 and December 31, 2015, our investment in PTP had a carrying value of $20,912 and $20,042, respectively, which amounts are included in other noncurrent assets in our consolidated balance sheets. In February 2016, we began managing a third stand alone convenience store PTP owns. As of March 31, 2016, we managed two travel centers and three convenience stores for PTP for which we receive management and accounting fees. During the three months ended March 31, 2016 and 2015, we recognized management and accounting fee income of $227 and $200, respectively, from PTP. At March 31, 2016 and December 31, 2015, we had a net payable to PTP of $97 and net receivable from PTP of $43, respectively. We recognized income of $870 and $719 during the three months ended March 31, 2016 and 2015, respectively, related to this investment, which is separate from and in addition to the management and accounting fees we earned.

5.	Contingencies
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

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

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
At March 31, 2016, we had a gross accrued liability of $4,786 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,052, resulting in an estimated net amount of $3,734 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
In February 2014, we reached an agreement with the California State Water Resources Control Board, or the State Water Board, to settle certain claims the State Water Board had filed against us in California Superior Court in 2010 relating to alleged violations of underground storage tank laws and regulations for a cash payment of $1,800; suspended penalties of $1,000 that may become payable by us in the future if, prior to March 2019, we fail to comply with specified underground storage tank laws and regulations; and our agreement to invest, prior to March 2018, up to $2,000 of verified costs that are directly related to the development and implementation of a comprehensive California Enhanced Environmental Compliance Program for the underground storage tank systems at all of our California facilities that is above and beyond minimum requirements of California law and regulations related to underground storage tank systems. The settlement, which was approved by the Superior Court on February 20, 2014, also included injunctive relief provisions requiring that we comply with certain California environmental laws and regulations applicable to underground storage tank systems. In October 2015, the State Water Board issued a notice of alleged suspended penalty conduct claiming that we are liable for the full amount of the $1,000 in suspended penalties as a result of five alleged violations of underground storage tank regulations and requesting further information concerning the alleged violations. We believe we have meritorious defenses to these alleged violations, but cannot predict whether any penalties relating to these matters will be assessed by the Superior Court, which has retained jurisdiction over such matters. The State Water Board also has retained the right to file a separate action relating to these violations, but to date has not done so. In November 2015, we filed our response to the notice. We expect to meet with the State Water Board in 2016 in an effort to resolve the issues raised by the State Water Board's October 2015 notice. As of March 31, 2016, we had recorded a liability of $1,682 with respect to this matter and believe that any additional amount of loss we may realize above that accrued, if any, upon the ultimate resolution of this matter will not be material.
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

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

6.	Inventory
Inventory consisted of the following:

	March 31, 2016	December 31, 2015
Nonfuel products	$158,863	$159,256
Fuel products	25,940	24,236
Total inventory	$184,803	$183,492

7.	Segment Information
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Our reportable segments are travel centers and convenience stores. We measure our reportable segments profitability based on site level gross margin in excess of site level operating expenses. See Note 15 to the Notes to Consolidated Financial Statements of our Annual Report for more information about our reportable segments.
Segment Information

	Three Months Ended March 31, 2016
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues
Fuel	$622,580	$72,631	$14,317	$709,528
Nonfuel	388,485	61,449	712	450,646
Rent and royalties from franchisees	4,142	134	—	4,276
Total revenues	1,015,207	134,214	15,029	1,164,450

Site level gross margin in excess of site level operating expenses	$101,031	$4,371	$840	$106,242

Corporate operating expenses
Selling, general and administrative			$30,966	$30,966
Real estate rent			63,529	63,529
Depreciation and amortization			20,525	20,525
Loss from operations				(8,778)

Acquisition costs			969	969
Interest expense, net			6,821	6,821
Income from equity investees			947	947
Loss before income taxes				(15,621)
Benefit for income taxes			5,677	5,677
Net loss				$(9,944)

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31, 2015
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues
Fuel	$968,969	$21,386	$12,812	$1,003,167
Nonfuel	380,499	20,845	166	401,510
Rent and royalties from franchisees	3,024	—	—	3,024
Total revenues	1,352,492	42,231	12,978	1,407,701

Site level gross margin in excess of site level operating expenses	$130,229	$1,624	$1,062	$132,915

Corporate operating expenses
Selling, general and administrative			$27,616	$27,616
Real estate rent			55,604	55,604
Depreciation and amortization			17,525	17,525
Income from operations				32,170

Acquisition costs			414	414
Interest expense, net			6,332	6,332
Income from equity investees			791	791
Income before income taxes				26,215
Provision for income taxes			(10,486)	(10,486)
Net income				$15,729

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or our Annual Report. Amounts are in thousands of dollars or gallons unless indicated otherwise.

Company Overview
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company that operated and franchised, as of March 31, 2016, 483 travel center and convenience store locations. Our customers include trucking fleets and their drivers, independent truck drivers and highway and local motorists. We offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, travel/convenience stores and various customer amenities. We also collect rents, royalties and other fees from our tenants, franchisees and dealers.
We manage our business on the basis of two reportable segments: travel centers and convenience stores. See Note 7 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for more information about our segments. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of March 31, 2016, our business included 255 travel centers in 43 states in the United States, or U.S., primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 178 operated under the "TravelCenters of America" and "TA" brand names, or the TA brand, and 77 operated under the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand. Of our 255 travel centers at March 31, 2016, we owned 33, we leased 195, including 193 that we leased from Hospitality Properties Trust, or HPT, we operated two for a joint venture and our franchisees owned or leased from others 25. We operated 225 of our travel centers and franchisees operated 30 travel centers, including five we leased to franchisees. Substantially all of our travel centers include a convenience store, at least one restaurant, a truck service/repair facility and fueling lanes for trucks and passenger vehicles. We report this portion of our business as our travel center segment.
As of March 31, 2016, our business also included 228 convenience stores not located on a travel center property in 11, primarily Midwestern, states of the U.S. We operate our convenience stores primarily under the "Minit Mart" brand name, or the Minit Mart brand. Of these 228 convenience stores at March 31, 2016, we owned 194 and we leased 31, including one that we leased from HPT, and we operated three for a joint venture in which we own a noncontrolling interest. We report this portion of our business as our convenience store segment.

Executive Summary
Our revenues and income are subject to material changes as a result of market prices and the availability of diesel fuel and gasoline. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in demand that are often the result of changes in the macroeconomic environment. Over the past few years there have been significant changes in the cost of fuel. During three months ended March 31, 2016, the average fuel price was 40.1% below the average fuel price during the three months ended March 31, 2015. At the end of the first quarter 2016, fuel prices were approximately 29.0% below the prices experienced at the end of the first quarter of 2015. Some current economic forecasts reflect continued low prices for fuel; however, as noted above, various factors and events can cause fuel prices to change, sometimes suddenly and sharply. Due to the volatility of our fuel costs and our pricing to fuel customers, we believe that fuel revenue is not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin. We therefore consider fuel volume and fuel gross margin to be better measures of our performance. We generally are able to pass changes in our cost for fuel products to customers, but typically with a delay, such that during periods of rising fuel commodity prices fuel gross margins per gallon tend to be lower than they otherwise may have been, and during periods of falling fuel commodity prices fuel gross margins per gallon tend to be higher than they otherwise may have been. Increases and volatility in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements. For more information about fuel market risks that may affect us and our actions to mitigate those risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.
We believe that demand for fuel by trucking companies will tend to be reduced over time for any given level of economic activity by technological innovations that permit, and regulatory changes that encourage, require or give rise to, improved fuel efficiency of motor vehicle engines, and other fuel conservation practices. We believe these factors were contributors to decreases in the level of fuel sales volumes we realized on a same site basis for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Our fuel sales volume primarily increased during the three months ended March 31, 2016, as a result of sites we acquired since the beginning of the three months ended March 31, 2015.
Our fuel gross margin and fuel gross margin per gallon for the three months ended March 31, 2016, were lower than those in the three months ended March 31, 2015, principally due to a favorable purchasing environment in the three months ended March 31, 2015, that did not recur in the three months ended March 31, 2016.
The net loss we experienced for the three months ended March 31, 2016, as compared to the income we achieved during the three months ended March 31, 2015, was primarily due to decreases in fuel gross margin. Higher expenses associated with newly acquired sites, including depreciation, rent, selling, general and administrative and interest expenses also contributed to our net loss for the three months ended March 31, 2016.

Factors Affecting Comparability
Transaction Agreement with HPT
On June 1, 2015, we entered into a transaction agreement, or the Transaction Agreement, with our principal landlord, HPT, pursuant to which, among other things, (i) we and HPT amended and restated the lease pursuant to which we then leased 144 properties from HPT into four leases, with initial lease terms ending in 2026, 2028, 2029 and 2030 and each subject to two 15 year renewal periods at our option (these four leases are collectively referred to herein as the "TA Leases"), (ii) we sold to HPT 14 travel centers owned by us and certain assets we owned at 11 properties that we leased from HPT and leased back these properties and assets from HPT, (iii) we purchased from HPT five travel centers that we then leased from HPT and (iv) we agreed to sell to HPT five travel centers upon the completion of their development, if such development is completed before June 30, 2017, at a purchase price equal to their development costs, including the cost of the land, which costs were estimated to be not more than $118,000 in the aggregate, and we agreed to lease back these development properties.
On March 31, 2016, we sold to HPT one of these development properties located in Hillsboro, Texas, for $19,683, and we amended one of the TA Leases to add this property and increase our minimum annual rent under this lease by $1,673 as of the date of this sale. As of March 31, 2016, we leased from HPT a total of 154 properties under the TA Leases for a total minimum annual rent of $193,713.
See Note 4 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for more information about this transaction with HPT.

Recently Acquired Sites
From the beginning of 2015 through March 31, 2016, we acquired three travel centers and 193 standalone convenience stores. As of March 31, 2016, our investments in these three travel centers and 193 standalone convenience stores acquired totaled $15,017 and $357,663, respectively. We estimate that we will invest an additional $13,245 to complete the expansion and renovation of these travel centers and $17,377 to complete the rebranding, expansion and improvements of these convenience stores. We also estimate that we will invest an additional $6,600 to make certain improvements to travel centers acquired prior to 2015.
As of March 31, 2016, we had entered an agreement to acquire five convenience stores for an aggregate purchase price of $9,462, and we expect to invest an additional $1,173 to rebrand, and at some locations, expand and improve them. We also had agreements to acquire 50 restaurants for an aggregate purchase price of approximately $27,500, excluding closing costs and working capital adjustments, and we expect to invest an additional $2,481 at certain of these restaurants to renovate and improve them. Since March 31, 2016, we have completed the acquisition of all of these restaurants, 39 of which now are operated by franchisees, and have entered an agreement to acquire an additional 11 convenience stores for an aggregate purchase price of $13,750; we expect to invest an additional $2,630 in these 11 locations to rebrand, renovate and or expand them. We expect to complete the remainder of these acquisitions during 2016, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change. See Note 3 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for more information about our acquisitions.
Capital improvements to recently purchased travel centers are often substantial and require a long period of time to plan, design, permit and complete; and, after being completed, the improved travel centers require a period of time to become part of our customers' supply networks and produce stabilized financial results. We estimate that the travel centers we acquire generally will reach stabilization in approximately the third year after acquisition. Capital improvements to recently acquired convenience stores are typically less capital intensive than travel centers. We estimate that the convenience stores we acquire generally will reach stabilization in approximately one year after acquisition. Actual results for both travel centers and convenience stores can vary widely from these estimates due to many factors, some of which are outside our control.

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

Results of Operations
Consolidated Financial Results
The following table presents changes in our operating results for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

	Three Months Ended March 31,
	2016	2015	Change
Revenues:
Fuel	$709,528	$1,003,167	(29.3)%
Nonfuel	450,646	401,510	12.2%
Rent and royalties from franchisees	4,276	3,024	41.4%
Total revenues	1,164,450	1,407,701	(17.3)%

Cost of goods sold (excluding depreciation):
Fuel	617,827	890,780	(30.6)%
Nonfuel	206,331	178,422	15.6%
Total cost of goods sold	824,158	1,069,202	(22.9)%

Gross margin:
Fuel	91,701	112,387	(18.4)%
Nonfuel	244,315	223,088	9.5%
Rent and royalties from franchisees	4,276	3,024	41.4%
Total gross margin	340,292	338,499	0.5%

Operating expenses:
Site level operating	234,050	205,584	13.8%
Selling, general and administrative	30,966	27,616	12.1%
Real estate rent	63,529	55,604	14.3%
Depreciation and amortization	20,525	17,525	17.1%
Total operating expenses	349,070	306,329	14.0%

(Loss) income from operations	(8,778)	32,170	(127.3)%

Acquisition costs	969	414	134.1%
Interest expense, net	6,821	6,332	7.7%
Income from equity investees	947	791	19.7%
(Loss) income before income taxes	(15,621)	26,215	(159.6)%
Benefit (provision) for income taxes	5,677	(10,486)	(154.1)%
Net (loss) income	$(9,944)	$15,729	(163.2)%

Revenues.  Revenues for the three months ended March 31, 2016, were $1,164,450, a decrease from the three months ended March 31, 2015, of $243,251, or 17.3%, that resulted from a decrease in fuel revenue that was partially offset by an increase in nonfuel revenue. Fuel revenues for the three months ended March 31, 2016, were $709,528, a decrease from the three months ended March 31, 2015, of $293,639, or 29.3%. The tables below show the change in sales volumes and fuel revenues by segment. Corporate and other fuel gallons sold and fuel revenues represent wholesale sales to the joint venture we operate and to other retailers.

	Three Months Ended March 31,
Fuel Gallons Sold	2016	2015	Change
Travel centers	476,648	482,008	(1.1)%
Convenience stores	54,242	12,086	348.8%
Corporate and other	10,114	6,515	55.2%
Consolidated totals	541,004	500,609	8.1%

	Three Months Ended March 31,
Fuel Revenues	2016	2015	Change
Travel centers	$622,580	$968,969	(35.7)%
Convenience stores	72,631	21,386	239.6%
Corporate and other	14,317	12,812	11.7%
Consolidated totals	$709,528	$1,003,167	(29.3)%
The decrease in fuel revenue for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, reflected significant decreases in market prices for fuel partially offset by increases in fuel sales volume in the convenience store segment that were primarily due to locations we acquired since the beginning of 2015.
Nonfuel revenues for the three months ended March 31, 2016, were $450,646, an increase of $49,136, or 12.2%, compared to the three months ended March 31, 2015, as a result of growth in nonfuel revenues in both our travel center and convenience store segments primarily as a result of the locations we acquired since the beginning of 2015.
Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended March 31, 2016, was $824,158, a decrease of $245,044, or 22.9%, compared to the three months ended March 31, 2015, that resulted primarily from a decrease in fuel cost of goods sold that was partially offset by an increase in nonfuel cost of goods sold.
Fuel cost of goods sold for the three months ended March 31, 2016, was $617,827, a decrease of $272,953, or 30.6%, compared to the three months ended March 31, 2015. Fuel gross margin for the three months ended March 31, 2016, was $91,701, compared to $112,387 during the three months ended March 31, 2015. The decrease in fuel cost of goods sold was primarily due to the same factors as described above for fuel revenue. The decrease in fuel gross margin was primarily due to a favorable purchasing environment in the three months ended March 31, 2015, that did not recur in the three months ended March 31, 2016.
Nonfuel cost of goods sold for the three months ended March 31, 2016, was $206,331, an increase of $27,909, or 15.6%, compared to the three months ended March 31, 2015. Nonfuel cost of goods sold increased primarily due to the same factors as described above for nonfuel revenues. Nonfuel gross margin for the three months ended March 31, 2016, was $244,315, compared to $223,088 during the three months ended March 31, 2015. Nonfuel gross margin was 54.2% and 55.6% of nonfuel revenues during the three months ended March 31, 2016 and 2015, respectively. The nonfuel gross margin percentage decreased primarily due to the inclusion of additional standalone convenience stores, as a result of acquisitions since the beginning of 2015, in the three months ended March 31, 2016 results. Nonfuel gross margin percentage in our standalone convenience store operations is typically lower than the nonfuel gross margin percentage for our travel center operations.
Site level operating expenses. Site level operating expenses for the three months ended March 31, 2016, were $234,050, an increase of $28,466, or 13.8%, compared to the three months ended March 31, 2015. The increase in site level operating expenses was primarily due to convenience stores we acquired since the beginning of 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2016, were $30,966, an increase of $3,350, or 12.1%, compared to the three months ended March 31, 2015. The increase in selling, general and administrative expenses primarily represent increased personnel costs, which resulted from increased staffing required to support the growth of our business.
Real estate rent expense. Rent expense for the three months ended March 31, 2016, was $63,529, an increase of $7,925, or 14.3%, compared to the three months ended March 31, 2015. Rent increased primarily as a result of the sales in June 2015 and September 2015 of 14 owned travel centers and certain assets at 11 properties that we leased back from HPT, as well as from sales of improvements at leased sites we sold to HPT since the beginning of 2015.
Depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 2016, was $20,525, an increase of $3,000, or 17.1%, from the three months ended March 31, 2015, that primarily resulted from the locations we acquired and other capital investments we completed (and did not subsequently sell to HPT) since the beginning of 2015. The increase was partially offset by the reduction in our depreciable assets as a result of the sale and lease back in June 2015 and September 2015 of 14 owned travel centers and certain assets we owned at 11 properties leased from HPT, as described above.
Interest expense, net. Interest expense, net, for the three months ended March 31, 2016, was $6,821, an increase of $489, or 7.7%, from the three months ended March 31, 2015, primarily as a result of our issuance of $100,000 of 8.00% Senior Notes due 2030 in October 2015.
Benefit (provision) for income taxes. The income tax benefit (provision) for the three months ended March 31, 2016 and 2015, reflects an effective tax rate of 36.3% and 40.0%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2016, was primarily due to certain tax credits that were enacted in December of 2015 and applied retrospectively for 2015 and prospectively for 2016.

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

Travel Centers
The following table presents changes in the operating results of our travel center segment for the three months ended March 31, 2016, as compared with the three months ended March 31, 2015.

	Three Months Ended March 31,
	2016	2015	Change
Number of company operated travel center locations	225	221	4
Number of franchise operated travel center locations	30	30	—

Fuel:
Fuel sales volume (gallons)	476,648	482,008	(1.1)%
Fuel revenues	$622,580	$968,969	(35.7)%
Fuel gross margin	81,800	110,600	(26.0)%
Fuel gross margin per gallon	$0.172	$0.229	(24.9)%

Nonfuel:
Nonfuel revenues	$388,485	$380,499	2.1%
Nonfuel gross margin	224,983	216,482	3.9%
Nonfuel gross margin percentage	57.9%	56.9%	100pts

Total revenues	$1,015,207	$1,352,492	(24.9)%
Total gross margin	310,925	330,106	(5.8)%
Site level operating expenses	209,894	199,877	5.0%
Site level operating expenses as a percentage of nonfuel revenues	54.0%	52.5%	150pts
Site level gross margin in excess of site level operating expenses	$101,031	$130,229	(22.4)%
The following table presents our same site operating results for our travel center segment for the three months ended March 31, 2016, as compared with the three months ended March 31, 2015.

	Three Months Ended March 31,
	2016	2015	Change
Number of same site company operated travel center locations	217	217	—

Fuel:
Fuel sales volume (gallons)	473,207	481,158	(1.7)%
Fuel revenues	$617,971	$967,423	(36.1)%
Fuel gross margin	81,180	110,325	(26.4)%
Fuel gross margin per gallon	$0.172	$0.229	(24.9)%

Nonfuel:
Nonfuel revenues	$384,898	$379,368	1.5%
Nonfuel gross margin	222,980	215,813	3.3%
Nonfuel gross margin percentage	57.9%	56.9%	100pts

Total gross margin	$304,160	$326,138	(6.7)%
Site level operating expenses	206,668	199,181	3.8%
Site level operating expenses as a percentage of nonfuel revenues	53.7%	52.5%	120pts
Site level gross margin in excess of site level operating expense	$97,492	$126,957	(23.2)%

Revenues. Revenues for the three months ended March 31, 2016, were $1,015,207, a decrease of $337,285, or 24.9%, from the three months ended March 31, 2015. The decrease compared to the prior year period primarily resulted from a decrease in fuel revenues that was partially offset by an increase in nonfuel revenues.
The table below shows the changes in total fuel revenues of our travel center segment based on price and volume changes between periods.

	Gallons Sold	Fuel Revenues
Results for three months ended March 31, 2015	482,008	$968,969

Decrease due to petroleum products price changes		(338,866)
Decrease due to same site volume changes	(7,951)	(10,571)
Increase due to locations opened	2,591	3,048
Net change from prior year period	(5,360)	(346,389)

Results for three months ended March 31, 2016	476,648	$622,580
Fuel revenues for the three months ended March 31, 2016, were $622,580, a decrease of $346,389, or 35.7%, from the three months ended March 31, 2015. Fuel revenues in our travel center segment for the three months ended March 31, 2016, reflected decreases in market prices for fuel and sales volume from same sites. On a same site basis, fuel sales volume decreased by 7,951 gallons, or 1.7%, during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The decrease in fuel sales volume on a same site basis was primarily due to reduced demand from customers involved in the oil and gas exploration businesses at certain locations.
Nonfuel revenues for the three months ended March 31, 2016, were $388,485, an increase of $7,986, or 2.1%, from the three months ended March 31, 2015. The increase in nonfuel revenues was primarily due to nonfuel sales at the locations we acquired since the beginning of 2015 and increases in nonfuel sales on a same site basis. The increases on a same site basis were primarily due to certain of our marketing initiatives.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the three months ended March 31, 2016, was $101,031, a decrease of $29,198, or 22.4%, from the three months ended March 31, 2015. The decrease was primarily due to decreases in fuel gross margin and increases in site level operating expenses, partially offset by increases in nonfuel gross margin. Fuel gross margin decreased $28,800, or 26.0%, primarily due to a favorable purchasing experience in the three months ended March 31, 2015 that did not recur during the three months ended March 31, 2016. Site level operating expenses increased $10,017, or 5.0%, primarily due to the expenses incurred at locations we acquired during 2015. These decreases were partially offset by an increase in nonfuel gross margin of $8,501, or 3.9%. Nonfuel gross margin as a percentage of nonfuel revenues increased to 57.9% from 56.9% due to a favorable change in the mix of products and services sold. On a same site basis, the nonfuel gross margin percentage improved to 57.9% from 56.9%.

Convenience Stores
The following table presents changes in the operating results of our convenience store segment for the three months ended March 31, 2016, as compared with the three months ended March 31, 2015.

	Three Months Ended March 31,
	2016	2015	Change
Number of company operated convenience store locations	227	60	167
Number of franchise operated convenience store locations	1	—	1

Fuel:
Fuel sales volume (gallons)	54,242	12,086	348.8%
Fuel revenues	$72,631	$21,386	239.6%
Fuel gross margin	9,789	1,791	446.6%
Fuel gross margin per gallon	$0.180	$0.148	21.6%

Nonfuel:
Nonfuel revenues	$61,449	$20,845	194.8%
Nonfuel gross margin	18,777	6,486	189.5%
Nonfuel gross margin percentage	30.6%	31.1%	(50)pts

Total revenues	$134,214	$42,231	217.8%
Total gross margin	28,700	8,277	246.7%
Site level operating expenses	24,329	6,653	265.7%
Site level operating expenses as a percentage of nonfuel revenues	39.6%	31.9%	770pts
Site level gross margin in excess of site level operating expenses	$4,371	$1,624	169.2%
The following table presents our same site operating results for our convenience store segment for the three months ended March 31, 2016, as compared with the three months ended March 31, 2015.

	Three Months Ended March 31,
	2016	2015	Change
Number of same site company operated convenience store locations	32	32	—

Fuel:
Fuel sales volume (gallons)	9,371	9,590	(2.3)%
Fuel revenues	$12,638	$16,746	(24.5)%
Fuel gross margin	1,864	1,482	25.8%
Fuel gross margin per gallon	$0.199	$0.155	28.4%

Nonfuel:
Nonfuel revenues	$18,604	$17,781	4.6%
Nonfuel gross margin	5,987	5,952	0.6%
Nonfuel gross margin percentage	32.2%	33.5%	(130)pts

Total gross margin	$7,851	$7,434	5.6%
Site level operating expenses	5,352	5,352	—%
Site level operating expenses as a percentage of nonfuel revenues	28.8%	30.1%	(130)pts
Site level gross margin in excess of site level operating expense	$2,499	$2,082	20.0%

Revenues. Revenues for the three months ended March 31, 2016 were $134,214, an increase of $91,983, or 217.8%, from the three months ended March 31, 2015, principally as a result of our convenience store acquisitions since the beginning of 2015.
The table below shows the changes in total fuel revenues of our convenience store segment based on price and volume changes between periods.

	Gallons Sold	Fuel Revenues
Results for three months ended March 31, 2015	12,086	$21,386

Decrease due to petroleum products price changes		(3,825)
Decrease due to same site volume changes	(219)	(282)
Increase due to locations opened	42,375	55,352
Net change from prior year period	42,156	51,245

Results for three months ended March 31, 2016	54,242	$72,631
Fuel revenues for the three months ended March 31, 2016, were $72,631, an increase of $51,245, or 239.6% from the three months ended March 31, 2015. The increase in fuel revenues at our convenience store segment was due to sales volume at sites we acquired since the beginning of 2015, partially offset by decreases in market prices for fuel and a decrease in fuel sales volume on a same site basis. On a same site basis, fuel sales volume for the three months ended March 31, 2016, decreased by 219 gallons, or 2.3%, from the three months ended March 31, 2015. The decrease in fuel sales volume was primarily due to our managing fuel sales pricing to balance sales volume and profitability, partially offset by certain marketing initiatives we undertook.
Nonfuel revenues for the three months ended March 31, 2016, were $61,449, an increase of $40,604, or 194.8%, from the three months ended March 31, 2015. The increase in nonfuel revenues reflects sales from locations we acquired since the beginning of 2015 and from increases in nonfuel sales on a same site basis. The increases on a same site basis were primarily due to certain of our marketing initiatives.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the three months ended March 31, 2016, was $4,371, an increase of $2,747, or 169.2%, from the three months ended March 31, 2015. The increase was primarily due to increases in fuel and nonfuel gross margin partially offset by increases in site level operating expenses. Fuel gross margin increased $7,998, or 446.6%, primarily due to sales at locations we acquired since the beginning of 2015 and our continued focus on managing our fuel sales pricing to balance sales volume and profitability. Nonfuel gross margin increased $12,291, or 189.5%, principally as a result of sales at locations we acquired since the beginning of 2015. Nonfuel gross margin as a percentage of nonfuel revenues decreased to 30.6% from 31.1% due to the sales mix at the locations we acquired since the beginning of 2015. On a same site basis, the nonfuel gross margin percentage decreased to 32.2% from 33.5%. These increases were partially offset by higher site level operating expenses of $17,676, or 265.7%, primarily due to expenses incurred at the locations we acquired since the beginning of 2015.

Liquidity and Capital Resources
Our principal liquidity requirements are to meet our operating and financing costs and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are our:

•	cash balance;

•	operating cash flow;

•	revolving credit facility with a current maximum availability of $200,000, or our Credit Facility, subject to limits based on our qualified collateral;

•	sales to HPT, for an increase in our rent, of improvements we make to the sites we lease from HPT and the development sites to be sold to HPT under the Transaction Agreement;

•	potential issuances of new debt and equity securities; and

•	potential financing or selling unencumbered real estate that we own.
We believe that the primary risks we currently face with respect to our operating cash flow are:

•	economic conditions in the U.S. and the trucking industry and the risk of a renewed economic slowdown or recession;

•	decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency and fuel conservation generally;

•	decreased demand for our products and services that we may experience as a result of competition;

•	a significant portion of our expenses are fixed in nature, which may restrict our ability to realize a sufficient reduction in our expenses to offset a reduction in our revenues;

•
the negative impacts on our gross margins and working capital requirements if there were a return to the higher level of prices for petroleum products we experienced during the first half of 2014 and in prior years, as well as the volatility of those prices; and

•	the possible inability of acquired properties to generate the stabilized financial results we expect.
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our growth strategy of selectively acquiring additional properties and businesses requires us to expend substantial additional capital. In addition, our properties are high traffic sites with many customers, including large trucks, entering and exiting our properties daily, requiring us to expend capital to improve, repair and maintain our properties. Although we had a cash balance of $129,604 on March 31, 2016 and net cash from operating activities in the first three months of 2016, there can be no assurance that we will maintain similar amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing.
Liquidity Aspects of Transactions with HPT
In June 2015, we announced that we had entered the Transaction Agreement, pursuant to which HPT agreed to purchase from us, for our cost not to exceed $118,000, up to five travel centers then being or to be developed, on land parcels we own, upon their completion, if such development is completed prior to June 30, 2017. As of March 31, 2016, we had completed construction of two travel centers and had begun construction of two travel centers. On March 31, 2016, we sold to HPT for $19,683, one of the completed travel centers. We leased back this travel center from HPT and our minimum annual rent increased by $1,673. We estimate the additional development costs of the remaining travel centers as of March 31, 2016, were $47,820. We currently expect development of one of these travel centers to be completed during the second quarter of 2016 and development of another travel center to be completed during the first quarter of 2017. We recently determined that the fifth travel center that we agreed to develop and sell to HPT will experience development delays that would likely result in its completion subsequent to June 30, 2017; and, as a result, we are considering whether to proceed with development of this travel center or to undertake alternative financial and growth initiatives.

Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300,000. The Credit Facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Borrowings under the Credit Facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At March 31, 2016, a total of $107,116 was available to us for loans and letters of credit under the Credit Facility. At March 31, 2016, there were no loans outstanding under the Credit Facility but we had outstanding $31,990 of letters of credit issued under that facility, which reduce the amount available for borrowing under the Credit Facility, leaving $75,126 available for our use as of that date.
Sources and Uses of Cash
Cash Flow from Operating Activities. During the three months ended March 31, 2016 and 2015, we had net cash inflows from operating activities of $11,470 and $56,933, respectively. The decrease in operating cash inflows of $45,463 was primarily due to the operating loss experienced in the three months ended March 31, 2016 compared to the income achieved in the three months ended March 31, 2015, and a $17,269 decline in the amount of cash generated from working capital changes in the three months ended March 31, 2016, compared to the three months ended March 31, 2015.
Cash Flow from Investing Activities. During the three months ended March 31, 2016 and 2015, we had net cash outflows from investing activities of $53,841 and $62,886, respectively. The decrease of $9,045 was primarily due to higher asset sales to HPT, including $19,683 for the first development property sold to HPT under the Transaction Agreement, and a decrease in cash invested for acquisitions, partially offset by increases in capital expenditures. See Notes 3 and 4 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for more information about our acquisitions and transactions with HPT, respectively.
Cash Flow from Financing Activities. During the three months ended March 31, 2016 and 2015, we had net cash outflows from financing activities of $142 and $138, respectively. The higher use of cash was primarily due to lower proceeds from the sales of improvements to HPT.

Off Balance Sheet Arrangements
As of March 31, 2016, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt owed by Petro Travel Plaza Holdings LLC, or PTP, an entity in which we own a noncontrolling interest. See Note 4 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report and Notes 11 and 12 to the Notes to Consolidated Financial Statements included in Item 15 of our Annual Report for more information about our relationship and transactions with PTP.

Related Party Transactions
We have relationships and historical and continuing transactions with HPT, The RMR Group LLC, or RMR, and others related to them. For example, HPT is our former parent company, our largest shareholder and our principal landlord; RMR provides management services to both us and to HPT and RMR employs certain of our and HPT's executive officers; and we and six other companies to which RMR provides management services own in equal amounts Affiliates Insurance Company, or AIC, an insurance company, and we participate in a combined property insurance program arranged and reinsured in part by AIC. See Note 4 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, and our other filings with the Securities and Exchange Commission, or SEC, for more information about these and other such relationships and related person transactions. In addition, please see the section captioned "Risk Factors" of our Annual Report for a description of risks that may arise as a result of these related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related persons, including HPT and companies to which RMR or its affiliates provide management services.

Environmental and Climate Change Matters
Legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our fuel products, may require us to expend significant amounts and may negatively impact our business. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's, or EPA's, gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel, as well as new fuel efficiency standards for medium and heavy duty commercial trucks released in March 2016, has caused us to add certain services and provide certain products to our customers at a cost to us that we may be unable to pass through to our customers for increased sales revenues. Also, various private initiatives and government regulations to promote fuel efficiency that raise the cost of trucking as compared to other types of freight transport, may decrease the demand for our fuel products and negatively impact our business. For example, pursuant to the President's executive order, in June 2015 the EPA and the National Highway Traffic Safety Administration proposed new regulations that would phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty trucks beginning in model year 2021 (model year 2018 for certain trailers) through model year 2027, and these proposed regulations are estimated to reduce fuel usage between 8% and 24% (depending on vehicle category) by model year 2027. We are unsure whether we will be able to completely offset the loss of business we may suffer as a result of increasing engine efficiency and other fuel conservation efforts, but we are attempting to mitigate any loss of sales by increasing our sales of nonfuel products and services and by increasing the number of locations where we sell fuel and other products and services.
In addition, there have recently been severe weather events in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own, lease or operate. We mitigate these risks by owning, leasing and operating a diversified portfolio of properties, by procuring insurance coverage we believe adequately protects us from material damages and losses and by attempting to monitor and be prepared for such events. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.
For further information about these and other environmental and climate change matters, and the related risks that may arise, see the disclosure under the heading "Environmental Contingencies" in Note 5 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report, filed with the SEC on March 14, 2016. Our exposure to market risks has not changed materially from those set forth in our Annual Report.

Item 4.  Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2016.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2016, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "ESTIMATE," "MAY" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS THAT APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE STATEMENTS THAT:

•
WE EXPECT THAT LOCATIONS WE ACQUIRE WILL PRODUCE STABILIZED FINANCIAL RESULTS AFTER A PERIOD OF TIME FOLLOWING ACQUISITION. THIS STATEMENT IMPLIES THAT THE EXPECTED STABILIZATION OF OUR ACQUIRED SITES WILL GENERATE INCREASED NET INCOME. HOWEVER, MANY OF THE LOCATIONS WE HAVE ACQUIRED OR MAY ACQUIRE PRODUCED OPERATING RESULTS THAT CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. ACCORDINGLY, OUR ACQUIRED SITES MAY NOT GENERATE INCREASED NET INCOME OR IT MAY TAKE LONGER THAN WE EXPECT FOR OUR NET INCOME TO INCREASE;

•
WE HAVE MADE ACQUISITIONS AND HAVE AGREED TO MAKE ADDITIONAL ACQUISITIONS. THESE STATEMENTS IMPLY THAT PENDING ACQUISITIONS WILL BE COMPLETED AND THAT COMPLETED AND PENDING ACQUISITIONS WILL IMPROVE OUR FUTURE EARNINGS. HOWEVER, OUR PENDING ACQUISITIONS ARE SUBJECT TO CONDITIONS WHICH MAY NOT BE MET. THESE ACQUISITIONS MAY NOT BE COMPLETED OR MAY BE DELAYED OR THEIR TERMS MAY CHANGE. THERE ARE MANY FACTORS THAT MAY RESULT IN OUR NOT BEING ABLE TO ACQUIRE AND RENOVATE ADDITIONAL LOCATIONS TO PRODUCE EARNINGS, INCLUDING COMPETITION FOR SUCH ACQUISITIONS FROM OTHER BUYERS OR OUR INABILITY TO NEGOTIATE ACCEPTABLE PURCHASE TERMS. MOREOVER, MANAGING AND INTEGRATING ACQUIRED LOCATIONS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED. ALL OF OUR ACQUISITIONS CREATE RISKS OF FINANCIAL LOSSES. WE MAY NOT OPERATE OUR ACQUIRED LOCATIONS PROFITABLY;

•
WE HAVE AGREED TO SELL AND LEASE BACK TO HPT, UPON COMPLETION OF THEIR DEVELOPMENT, FOUR FULL SERVICE TRAVEL CENTERS. THIS STATEMENT IMPLIES THAT THESE DEVELOPMENT PROJECTS AND RELATED SALE AND LEASEBACK TRANSACTIONS WILL BE COMPLETED. HOWEVER, THERE ARE MANY FACTORS THAT MAY RESULT IN OUR NOT BEING ABLE TO DEVELOP AND SELL AND LEASE BACK ADDITIONAL LOCATIONS, INCLUDING PERMITTING REQUIREMENTS. ALSO, OUR AND HPT'S OBLIGATIONS UNDER THESE AGREEMENTS ARE SEPARATE CONTRACTUAL OBLIGATIONS THAT ARE SUBJECT TO VARIOUS TERMS AND CONDITIONS TYPICAL OF LARGE, COMPLEX REAL ESTATE TRANSACTIONS. SOME OF THESE TERMS AND CONDITIONS MAY NOT BE SATISFIED AND, AS A RESULT, SOME OF THESE TRANSACTIONS MAY BE DELAYED, MAY NOT OCCUR OR THE TERMS MAY CHANGE;

•
WE CURRENTLY PLAN TO RENOVATE RECENTLY ACQUIRED PROPERTIES AND WE HAVE ENTERED AGREEMENTS TO ACQUIRE ADDITIONAL CONVENIENCE STORES. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT WE HAVE SUFFICIENT CAPITAL TO MAKE THESE CAPITAL INVESTMENTS. HOWEVER, THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT. SOME CAPITAL PROJECTS COST MORE AND TAKE LONGER TO COMPLETE THAN ANTICIPATED. CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO COMPLETE IN THE FUTURE (AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, OR FOR OTHER REASONS) MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED. AS A RESULT OF MARKET CONDITIONS OR OTHER CONSIDERATIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRALS MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE. ALSO, WE MAY BE UNABLE TO ACCESS REASONABLY PRICED CAPITAL TO FUND SUCH INVESTMENTS;

•	WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200.0 MILLION. HOWEVER, BORROWING AND LETTER OF CREDIT AVAILABILITY UNDER THIS FACILITY IS SUBJECT TO

OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORY THAT VARY IN AMOUNT FROM TIME TO TIME. ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200.0 MILLION. AT MARCH 31, 2016, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY WAS $107.1 MILLION AND WE HAD USED $32.0 MILLION FOR OUTSTANDING LETTERS OF CREDIT. THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300.0 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION. HOWEVER, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE NEED OR WANT TO DO SO;

•	WE MAY FINANCE OR SELL UNENCUMBERED REAL ESTATE THAT WE OWN. HOWEVER, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING REAL ESTATE OR HOW LONG IT MAY TAKE TO DO SO; AND

•
WE EXPECT THAT ALL THE GOODWILL ACQUIRED IN CONNECTION WITH THE 24 CONVENIENCE STORES WE ACQUIRED DURING THE THREE MONTHS ENDED MARCH 31, 2016, WILL BE DEDUCTIBLE FOR TAX PURPOSES. HOWEVER, THE DEDUCTIBILITY WILL BE SUBJECT TO APPLICABLE TAX RULES AND SOME OR ALL OF THOSE AMOUNTS MAY ULTIMATELY BE DETERMINED NOT TO BE DEDUCTIBLE FOR TAX PURPOSES.

THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

•	THE TREND TOWARDS IMPROVED FUEL EFFICIENCY OF MOTOR VEHICLE ENGINES AND OTHER FUEL CONSERVATION PRACTICES BY OUR CUSTOMERS MAY CONTINUE TO REDUCE THE DEMAND FOR FUEL AND ADVERSELY AFFECT OUR BUSINESS;

•	COMPETITION WITHIN THE TRAVEL CENTER AND CONVENIENCE STORE INDUSTRIES MAY ADVERSELY IMPACT OUR FINANCIAL RESULTS;

•
FUTURE INCREASES IN FUEL PRICES MAY REDUCE THE DEMAND FOR THE PRODUCTS AND SERVICES THAT WE SELL BECAUSE HIGH FUEL PRICES MAY ENCOURAGE FUEL CONSERVATION, DIRECT FREIGHT BUSINESS AWAY FROM TRUCKING OR OTHERWISE ADVERSELY AFFECT THE BUSINESS OF OUR CUSTOMERS;

•	FUTURE COMMODITY FUEL PRICE INCREASES, FUEL PRICE VOLATILITY OR OTHER FACTORS MAY CAUSE US TO NEED MORE WORKING CAPITAL TO MAINTAIN OUR INVENTORY AND CARRY OUR ACCOUNTS RECEIVABLE THAN WE NOW EXPECT;

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

ENVIRONMENTAL REGULATIONS, PAYMENT CARD INDUSTRY REQUIREMENTS AND SIMILAR MATTERS MAY INCREASE OUR OPERATING COSTS AND REDUCE OUR PROFITS OR CAUSE US TO EXPERIENCE INCREASED LOSSES;

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

RESULTS THAT DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY ALSO BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT, INCLUDING UNDER "WARNING CONCERNING FORWARD LOOKING STATEMENTS" AND ITEM 1A. "RISK FACTORS," AND ELSEWHERE IN THIS QUARTERLY REPORT.
YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Part II. Other Information

Item 1. Legal Proceedings
The disclosure under the headings "Legal Proceedings" and "Environmental Contingencies" in Note 5 to the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

Item 1A.  Risk Factors
There have been no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed under the "Risk Factors" section of our Annual Report.

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

Exhibit 4.2
Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed January 15, 2013)

Exhibit 4.3
First Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed January 15, 2013)

Exhibit 4.4
Second Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of December 16, 2014 (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A (File No. 001-33274)

Exhibit 4.5
Third Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of October 5, 2015 (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A (File No. 001-33274)

Exhibit 4.6	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

Exhibit 4.7	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

Exhibit 4.8	Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

Exhibit 10.1
Development Property Agreement, dated March 31, 2016, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 5, 2016)

Exhibit 10.2
Fourth Amendment to Amended and Restated Lease Agreement No. 4, dated March 31, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 5, 2016)

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

Exhibit 101.1
The following materials from TravelCenters of America LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (filed herewith)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

		By:	/s/ Andrew J. Rebholz
Date:	May 9, 2016		Name:	Andrew J. Rebholz
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)