Form 10-Q
period 2016-06-30
TRAVELCENTERS OF AMERICA LLC
filed 2016-08-08
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2016

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

 Number of Common Shares outstanding at August 5, 2016: 38,852,663 common shares.

As used herein the terms "we," "us," "our" and "TA" include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC
Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$133,799	$172,087
Accounts receivable (less allowance for doubtful accounts of $690 and $850 as of June 30, 2016 and December 31, 2015, respectively)	125,819	91,580
Inventory	192,470	183,492
Other current assets	44,629	48,181
Total current assets	496,717	495,340

Property and equipment, net	1,042,687	989,606
Goodwill and intangible assets, net	127,760	105,977
Other noncurrent assets	32,694	30,618
Total assets	$1,699,858	$1,621,541

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$158,040	$125,079
Current HPT Leases liabilities	38,799	37,030
Other current liabilities	176,774	133,513
Total current liabilities	373,613	295,622

Long term debt	318,262	316,447
Noncurrent HPT Leases liabilities	388,970	385,498
Other noncurrent liabilities	71,938	74,655
Total liabilities	1,152,783	1,072,222

Shareholders' equity:
Common shares, no par value, 41,369 and 39,069 shares authorized as of June 30, 2016, and December 31, 2015, respectively, 38,853 shares issued and outstanding as of June 30, 2016, and 38,808 shares issued and outstanding as of December 31, 2015	684,727	682,219
Accumulated other comprehensive income (loss)	66	(240)
Accumulated deficit	(139,083)	(132,660)
Total TA shareholders' equity	545,710	549,319
Noncontrolling interests	1,365	—
Total shareholders' equity	547,075	549,319
Total liabilities and shareholders' equity	$1,699,858	$1,621,541
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2016	2015
Revenues:
Fuel	$931,211	$1,125,086
Nonfuel	509,524	454,630
Rent and royalties from franchisees	4,330	3,167
Total revenues	1,445,065	1,582,883

Cost of goods sold (excluding depreciation):
Fuel	829,218	1,028,799
Nonfuel	237,349	208,290
Total cost of goods sold	1,066,567	1,237,089

Operating expenses:
Site level operating	244,120	222,334
Selling, general and administrative	36,009	30,062
Real estate rent	64,736	53,308
Depreciation and amortization	21,322	18,116
Total operating expenses	366,187	323,820

Income from operations	12,311	21,974

Acquisition costs	1,092	1,127
Interest expense, net	6,740	5,087
Income from equity investees	1,091	1,029
Loss on extinguishment of debt	—	10,502
Income before income taxes	5,570	6,287
Provision for income taxes	1,985	2,515
Net income	3,585	3,772
Less net income for noncontrolling interests	64	—
Net income attributable to common shareholders	$3,521	$3,772

Other comprehensive income (loss), net of tax:
Foreign currency gain, net of taxes of $11 and $38, respectively	$17	$46
Equity interest in investee's unrealized gain (loss) on investments	43	(64)
Other comprehensive income (loss) attributable to common shareholders	60	(18)

Comprehensive income attributable to common shareholders	$3,581	$3,754

Net income per common share attributable to common shareholders:
Basic and diluted	$0.09	$0.10
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2016	2015
Revenues:
Fuel	$1,640,739	$2,128,253
Nonfuel	960,170	856,140
Rent and royalties from franchisees	8,606	6,191
Total revenues	2,609,515	2,990,584

Cost of goods sold (excluding depreciation):
Fuel	1,447,045	1,919,579
Nonfuel	443,680	386,712
Total cost of goods sold	1,890,725	2,306,291

Operating expenses:
Site level operating	478,170	427,918
Selling, general and administrative	66,975	57,678
Real estate rent	128,265	108,912
Depreciation and amortization	41,847	35,641
Total operating expenses	715,257	630,149

Income from operations	3,533	54,144

Acquisition costs	2,061	1,541
Interest expense, net	13,561	11,419
Income from equity investees	2,038	1,820
Loss on extinguishment of debt	—	10,502
(Loss) income before income taxes	(10,051)	32,502
(Benefit) provision for income taxes	(3,692)	13,001
Net (loss) income	(6,359)	19,501
Less net income for noncontrolling interests	64	—
Net (loss) income attributable to common shareholders	$(6,423)	$19,501

Other comprehensive income (loss), net of tax:
Foreign currency gain (loss), net of taxes of $132 and $(156), respectively	$211	$(300)
Equity interest in investee's unrealized gain (loss) on investments	95	(19)
Other comprehensive income (loss) attributable to common shareholders	306	(319)

Comprehensive (loss) income attributable to common shareholders	$(6,117)	$19,182

Net (loss) income per common share attributable to common shareholders:
Basic and diluted	$(0.17)	$0.51
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(6,359)	$19,501
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Noncash rent expense	(6,768)	(11,634)
Depreciation and amortization expense	41,847	35,641
Deferred income tax provision	(2,627)	86
Loss on extinguishment of debt	—	10,502
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(33,270)	(30,166)
Inventory	(5,243)	(3,488)
Other assets	7,008	3,386
Accounts payable and other liabilities	60,728	74,982
Other, net	980	1,440
Net cash provided by operating activities	56,296	100,250

Cash flows from investing activities:
Proceeds from asset sales	120,961	267,933
Capital expenditures	(143,374)	(103,291)
Acquisitions of businesses, net of cash acquired	(72,001)	(72,644)
Net cash (used in) provided by investing activities	(94,414)	91,998

Cash flows from financing activities:
Proceeds from sale leaseback transactions with HPT	148	491
Sale leaseback financing obligation payments	(280)	(46,110)
Other, net	(74)	23
Net cash used in financing activities	(206)	(45,596)

Effect of exchange rate changes on cash	36	(44)
Net (decrease) increase in cash and cash equivalents	(38,288)	146,608
Cash and cash equivalents at the beginning of the period	172,087	224,275
Cash and cash equivalents at the end of the period	$133,799	$370,883

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$13,533	$11,623
Income taxes (received) paid, net of refunds	(231)	1,295
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

1.	Basis of Presentation, Business Description and Organization
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company. As of June 30, 2016, we operated and franchised 540 travel center, standalone convenience store, which we refer to as convenience stores, and standalone restaurant locations described below. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants, franchisees and dealers.
We manage our business on the basis of two reportable segments: travel centers and convenience stores. See Note 7 for more information about our reportable segments. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of June 30, 2016, our business included 255 travel centers in 43 states in the United States, or U.S., primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 178 operated under the "TravelCenters of America" and "TA" brand names, or the TA brand, and 77 operated under the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand. Of our 255 travel centers at June 30, 2016, we owned 30, we leased 198, including 196 that we leased from Hospitality Properties Trust, or HPT, we operated two for a joint venture in which we own a noncontrolling interest and our franchisees owned or leased from others 25. We operated 225 of our travel centers and franchisees operated 30 travel centers, including five we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, and various customer amenities. We report this portion of our business as our travel center segment.
As of June 30, 2016, our business included 233 standalone convenience stores in 11 states in the U.S. We operate our convenience stores primarily under the "Minit Mart" brand name, or the Minit Mart brand. Of these 233 convenience stores at June 30, 2016, we owned 198, we leased 32, including one that we leased from HPT, and we operated three for a joint venture in which we own a noncontrolling interest. Our convenience stores offer gasoline as well as a variety of nonfuel products, including coffee, groceries, fresh foods and quick service restaurants. We report this portion of our business as our convenience store segment.
As of June 30, 2016, our business included 52 standalone restaurants in 15 states in the U.S. operated primarily under the "Quaker Steak & Lube" brand name, or the QSL brand. Of our 52 standalone restaurants at June 30, 2016, we owned five, we leased seven, we operated one for a joint venture in which we own a noncontrolling interest and our franchisees owned or leased from others 39. As of June 30, 2016, we operated 13 of our standalone restaurants and franchisees operated 39 of our standalone restaurants. We report this portion of our business within corporate and other in our segment information.
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

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

Fair Value Measurement
We refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029, and our $100,000 of 8.00% Senior Notes due 2030 collectively as our Senior Notes, which are our senior unsecured obligations. These amounts of Senior Notes outstanding have been presented on our consolidated balance sheets as long term debt net of debt issuance costs totaling $13,055 and $13,553 as of June 30, 2016, and December 31, 2015, respectively. We estimate that, based on their trading prices (a Level 1 input), the aggregate fair value of our Senior Notes on June 30, 2016, was $332,480.
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
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented on the balance sheet as a reduction of the associated debt liability. In August 2015, the FASB clarified the previous Accounting Standards Update and issued Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Lines of Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcements on June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. These updates are effective for interim and annual reporting periods beginning after December 15, 2015, and require retrospective application. We adopted this standard during the three months ended March 31, 2016, and applied it to all periods presented. Adoption of this standard resulted in the reclassification of debt issuance costs from other noncurrent assets to long term debt in our consolidated balance sheets. Debt issuance costs related to our line of credit arrangements remain classified as other noncurrent assets.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, which establishes a comprehensive lease standard under GAAP for virtually all industries. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The new standard will apply for annual periods beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. We have not yet determined the effects the adoption of this update may have on us; however, we believe the adoption of this update will have a material impact on our consolidated balance sheets due to the recognition of the lease rights and obligations as assets and liabilities. While the adoption will have no effect on the cash we pay, amounts within our statements of income and comprehensive income are expected to change materially.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

2.	Acquisitions
During the six months ended June 30, 2016, we acquired 29 convenience stores and 50 standalone restaurants, 39 of which are operated by franchisees, and we accounted for these transactions as business combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their respective fair values as of the date of acquisition. We have included the results of these acquired businesses in our consolidated financial statements from the dates of acquisition. The pro forma impact of these acquisitions, including the results of operations of the acquired convenience stores and standalone restaurants from the beginning of the periods presented, is not material to our consolidated financial statements.
The following table summarizes the amounts we recorded for the assets we acquired and liabilities we assumed in the business combinations described above, along with resulting goodwill. We expect that all of the goodwill acquired to date will be deductible for tax purposes.

	Convenience Stores	Corporate and Other(1)	Total
Inventory	$3,175	$449	$3,624
Property and equipment	36,289	13,215	49,504
Goodwill	7,219	—	7,219
Intangible assets	370	15,400	15,770
Other assets	18	1,331	1,349
Other liabilities	(1,918)	(3,547)	(5,465)
Total aggregate purchase price	$45,153	$26,848	$72,001

(1)	Includes standalone restaurants. See Note 7 for more segment information.
The purchase price allocations included in the table above, primarily related to real estate, property and equipment, and intangibles, are based on valuations that are not yet finalized. The process for estimating the fair value of assets acquired and liabilities assumed requires the use of judgment in determining appropriate assumptions and estimates. As we obtain additional information to finalize these preliminary valuations, adjustments to the recorded amounts may be made during the measurement period (up to one year from the acquisition date).
Acquisition costs, such as legal fees, due diligence costs and closing costs, are not included as a component of consideration transferred in business combinations but instead are expensed as incurred. During the three months ended June 30, 2016 and 2015, and six months ended June 30, 2016 and 2015, we incurred acquisition costs totaling $1,092, $1,127, $2,061 and $1,541, respectively, associated with acquisitions considered or completed.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

3.	Shareholders' Equity
On May 19, 2016, our shareholders approved the 2016 Equity Compensation Plan, or the 2016 Plan, under which 2,300 shares were authorized for issuance under the terms of the 2016 Plan.
Changes in Shareholders' Equity
On April 20, 2016, we acquired the Quaker Steak & Lube restaurant business of Lube Holdings, Inc., or the QSL acquisition. The QSL acquisition included a 75% controlling interest in an entity that operates one restaurant and leases certain assets from an entity in which we own a 25% interest. These entities are consolidated in our consolidated financial statements. See Note 2 for more information about the QSL acquisition.
The changes in shareholders' equity for the six months ended June 30, 2016, follow:

	Total TA Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
December 31, 2015	$549,319	$—	$549,319
Grants under share award plan and share based compensation, net	2,508	—	2,508
QSL acquisition	—	1,301	1,301
Other comprehensive income, net of tax	306	—	306
Net (loss) income	(6,423)	64	(6,359)
June 30, 2016	$545,710	$1,365	$547,075
Net Income (Loss) Per Common Share Attributable to Common Shareholders
The following table presents a reconciliation from net income (loss) attributable to common shareholders to net income (loss) available to common shareholders and the related earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to common shareholders, as reported	$3,521	$3,772	$(6,423)	$19,501
Less: net income (loss) attributable to participating securities	174	189	(315)	983
Net income (loss) available to common shareholders	$3,347	$3,583	$(6,108)	$18,518

Weighted average common shares(1)	36,921	36,433	36,907	36,418

Basic and diluted net income (loss) per common share	$0.09	$0.10	$(0.17)	$0.51

(1)
Excludes unvested shares granted under our share award plan, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shares. The weighted average number of unvested shares outstanding for the three months ended June 30, 2016 and 2015, was 1,903 and 1,932, respectively. The weighted average number of unvested shares outstanding for the six months ended June 30, 2016 and 2015, was 1,905 and 1,933, respectively.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

4.	Related Party Transactions
We have relationships and historical and continuing transactions with HPT, The RMR Group LLC, or RMR, and others related to them, including other companies to which RMR provides management services and which have trustees, directors and officers who are also our directors or officers. For further information about these and other such relationships and certain other related party transactions, please refer to our Annual Report.
Relationship with HPT
HPT is our largest shareholder. As of June 30, 2016, HPT owned 3,420 of our common shares, representing approximately 8.8% of our outstanding common shares. HPT is also our principal landlord. We have five leases with HPT, the four TA Leases for 157 properties, and the Petro Lease for 40 properties. We refer to the four TA Leases and the Petro Lease collectively as the HPT Leases.
On June 1, 2015, we entered a transaction agreement with HPT, or the Transaction Agreement, pursuant to which, among other things, we agreed to sell to HPT five travel centers upon the completion of their development at a purchase price equal to their development costs, including the cost of the land, and HPT agreed to lease back these development properties to us under the HPT Leases.
On March 31, 2016, we sold one of these development properties to HPT for $19,683, and we amended our TA Lease 4 to add this property. Our minimum annual rent under our TA Lease 4 increased by $1,673 as a result of the completion of this sale and lease back.
On June 22, 2016, we entered a First Amendment to Transaction Agreement, or the Amendment, with HPT to, among other things, replace one of the development properties that we had agreed to sell to and lease back from HPT with two existing travel centers owned by us, and amend the Petro Lease to extend its term to 2032. On June 22, 2016, we sold these two travel centers to HPT, for an aggregate of $23,876, and we amended our TA Lease 1 and TA Lease 3 to add these properties. Our minimum annual rent under our TA Lease 1 and TA Lease 3 increased by $1,121 and $908, respectively, as a result of the completion of these sale leaseback transactions. The sale of these two properties generated a gain of $11,794 that was deferred and will be amortized on a straight line basis over the terms of the related leases as a reduction of rent expense.
On June 30, 2016, in connection with the Transaction Agreement, as amended, we sold one of the development properties to HPT for $22,297, and we amended our TA Lease 2 to add this property. Our minimum annual rent under our TA Lease 2 increased by $1,895 as a result of the completion of this sale and lease back.
As of June 30, 2016, the sale and lease back of the two remaining development properties pursuant to the terms of the Transaction Agreement, as amended, are expected to be completed before June 30, 2017.
Because of the relationships between us and HPT, the terms of the Transaction Agreement, the Amendment and lease amendments described above were negotiated and approved by special committees of our Board of Directors and the HPT board of trustees composed of our Independent Directors and HPT's independent trustees who are not also Directors or trustees of the other party, which committees were represented by separate counsel.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

As of June 30, 2016, the number of properties leased, the terms, the minimum annual rents and the deferred rent balances under our HPT Leases were as follows:

	Number of Properties	Initial Term End Date(1)	Minimum Annual Rent as of June 30, 2016	Deferred Rent(2)
TA Lease 1	40	December 31, 2029	$50,651	$27,421
TA Lease 2	39	December 31, 2028	49,817	29,107
TA Lease 3	39	December 31, 2026	52,130	29,324
TA Lease 4	39	December 31, 2030	47,171	21,233
Petro Lease	40	June 30, 2032	66,129	42,915
Total	197		$265,898	$150,000

(1)	We have two renewal options of 15 years each under each of our HPT Leases.

(2)
Deferred rent for the TA Lease 1, TA Lease 2, TA Lease 3 and TA Lease 4 is due and payable on the respective initial term end dates noted above. Deferred rent for the Petro Lease is due and payable on June 30, 2024. Deferred rent is subject to acceleration at HPT's option upon an uncured default by, or a change in control of, us.

The following table summarizes the various amounts related to the HPT Leases and leases with other lessors that are reflected in real estate rent expense in our consolidated statements of income and comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash payments for rent under the HPT Leases	$65,595	$58,857	$130,035	$116,373
Change in accrued estimated percentage rent	37	(293)	283	(397)
Adjustments to recognize expense on a straight line basis	(71)	(4,791)	(127)	(5,243)
Less sale leaseback financing obligation amortization	(118)	(432)	(236)	(1,068)
Less portion of rent payments recognized as interest expense	(432)	(968)	(864)	(2,420)
Less deferred tenant improvements allowance amortization	(942)	(1,442)	(1,885)	(3,134)
Amortization of deferred gain on sale leaseback transactions	(2,385)	(722)	(4,693)	(818)
Rent expense related to HPT Leases	61,684	50,209	122,513	103,293
Rent paid to others(1)	3,135	2,372	5,925	4,993
Adjustments to recognize expense on a straight line basis for other leases	(83)	727	(173)	626
Total real estate rent expense	$64,736	$53,308	$128,265	$108,912

(1)	Includes rent paid directly to HPT's landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

The following table summarizes the various amounts related to the HPT Leases that are included in our consolidated balance sheets.

	June 30, 2016	December 31, 2015
Current HPT Leases liabilities:
Accrued rent	$21,933	$21,098
Sale leaseback financing obligation(1)	467	469
Straight line rent accrual(2)	2,458	2,458
Deferred gain(3)	10,171	9,235
Deferred tenant improvements allowance(4)	3,770	3,770
Total Current HPT Leases liabilities	$38,799	$37,030

Noncurrent HPT Leases liabilities:
Deferred rent obligation(5)	$150,000	$150,000
Sale leaseback financing obligation(1)	20,633	20,719
Straight line rent accrual(2)	48,126	48,373
Deferred gain(3)	126,739	121,049
Deferred tenant improvements allowance(4)	43,472	45,357
Total Noncurrent HPT Leases liabilities	$388,970	$385,498

(1)
Sale Leaseback Financing Obligation. Prior to June 2015, the assets related to nine travel centers we leased from HPT were reflected in our consolidated balance sheets, as was the related financing obligation. This accounting was required primarily because, at the time of the inception of the applicable HPT Lease, more than a minor portion of these nine travel centers was subleased to third parties. In June 2015, we purchased five of these nine travel centers from HPT. That purchase was accounted for under GAAP as an extinguishment of the related financing obligation and resulted in a loss on extinguishment of debt of $10,502 because the price we paid to HPT to purchase the five properties was $10,502 in excess of the then remaining related financing obligation. Also, because the TA Leases we entered into with HPT in connection with the Transaction Agreement were accounted for under GAAP as new leases and two of the remaining four properties reflected as financings under the prior TA Lease then qualified for operating lease treatment, the remaining net assets and financing obligation related to these two properties were eliminated, resulting in a gain of $1,033, which was deferred and will be recognized over the terms of the applicable TA Leases as a reduction of rent expense.

(2)
Straight Line Rent Accrual. We accrued rent expense from 2007 to 2012 for stated increases in our minimum annual rents due under our then existing TA lease. While the TA Leases we entered into with HPT in connection with the Transaction Agreement contain no stated rent payment increases, as required under GAAP we continue to amortize this accrual on a straight line basis over the current terms of the TA Leases as a reduction to real estate rent expense. The straight line rent accrual also includes our obligation for the estimated cost of removal of underground storage tanks at properties leased from HPT at the end of the related lease; we recognize these obligations on a straight line basis over the term of the related leases as additional rent expense.

(3)
Deferred Gain. The deferred gain primarily includes $145,462 of gains from the sales of travel centers and certain other assets to HPT during 2015 and 2016 pursuant to the Transaction Agreement and the First Amendment to Transaction Agreement. We amortize the deferred gains on a straight line basis over the terms of the related leases as a reduction of rent expense.

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

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

(5)
Deferred Rent Obligation. Pursuant to a rent deferral agreement with HPT, from July 2008 through December 31, 2010, we deferred a total of $150,000 of rent payable to HPT. This deferred rent obligation was allocated among the HPT Leases. Deferred rent for the TA Leases is due at the end of the initial terms of the respective TA Leases as noted above, and deferred rent for the Petro Lease is due on June 30, 2024.

HPT waived $61 and $289 of percentage rent under our Petro Lease for the three months ended June 30, 2016 and 2015, respectively, and $372 and $548 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, HPT has cumulatively waived all of the $2,500 of percentage rent it previously agreed to waive. The total amount of percentage rent (which is net of the waived amount) was $283 and $806 for the three months ended June 30, 2016 and 2015, respectively, and $529 and $1,999 for the six months ended June 30, 2016 and 2015, respectively.
During the six months ended June 30, 2016 and 2015, pursuant to the terms of the HPT Leases, we sold to HPT $55,059 and $40,416, respectively, of improvements we made to properties leased from HPT. As a result, our minimum annual rent payable to HPT increased by $4,680 and $3,435, respectively. At June 30, 2016, our property and equipment balance included $42,100 of improvements of the type that we typically request that HPT purchase for an increase in minimum annual rent; however, HPT is not obligated to purchase these improvements.
Relationship with RMR
Pursuant to our business management agreement and property management agreement with RMR, we incurred aggregate fees of $3,580 and $3,326 for the three months ended June 30, 2016 and 2015, respectively, and $6,813 and $6,496 for the six months ended June 30, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of income and comprehensive income.
We have historically awarded share grants to certain RMR employees under our equity compensation plan. In addition, under our business management agreement we reimburse RMR for our allocable costs for internal audit services. The amounts recognized as expense for share grants to RMR employees and internal audit costs were $978 and $850 for the three months ended June 30, 2016 and 2015, respectively, and $2,172 and $1,687 for the six months ended June 30, 2016 and 2015, respectively; these amounts are included in selling, general and administrative expenses in our consolidated statements of income and comprehensive income.
Relationship with AIC
We and six other companies to which RMR provides management services each own in equal amounts Affiliates Insurance Company, or AIC, an insurance company. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We currently expect to pay aggregate annual premiums, including taxes and fees, of approximately $2,186 in connection with this insurance program for the policy year ending June 30, 2017, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of June 30, 2016 and December 31, 2015, our investment in AIC had a carrying value of $7,017 and $6,828, respectively. These amounts are included in other noncurrent assets in our consolidated balance sheets. We recognized income of $17 and $23 related to our investment in AIC for the three months ended June 30, 2016 and 2015, respectively, and $94 and $95 for the six months ended June 30, 2016 and 2015, respectively. Our other comprehensive income includes our proportional share of unrealized gains (losses) on securities held for sale, which are owned by AIC, of $43 and $(64) for the three months ended June 30, 2016 and 2015, respectively, and $95 and $(19) for the six months ended June 30, 2016 and 2015, respectively.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

Relationship with PTP
We own a 40% minority interest in Petro Travel Plaza Holdings LLC, or PTP. As of June 30, 2016 and December 31, 2015, our investment in PTP had a carrying value of $21,986 and $20,042, respectively, which amounts are included in other noncurrent assets in our consolidated balance sheets. In February 2016, we began managing a third standalone convenience store PTP owns. As of June 30, 2016, we managed two travel centers, three convenience stores and one restaurant for PTP for which we receive management and accounting fees. We recognized management and accounting fee income of $226 and $200 for the three months ended June 30, 2016 and 2015, respectively, and $453 and $400 for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, we had a net payable to PTP of $1,211 and net receivable from PTP of $43, respectively. We recognized income of $1,074 and $1,006 during the three months ended June 30, 2016 and 2015, respectively, and $1,944 and $1,725 for the six months ended June 30, 2016 and 2015, respectively, related to this investment, which is separate from and in addition to the management and accounting fees we earned.

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

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

At June 30, 2016, we had a gross accrued liability of $5,845 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,095, resulting in an estimated net amount of $4,750 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
In February 2014, we reached an agreement with the California State Water Resources Control Board, or the State Water Board, to settle certain claims the State Water Board had filed against us in California Superior Court in 2010 relating to alleged violations of underground storage tank laws and regulations for a cash payment of $1,800; suspended penalties of $1,000 that may become payable by us in the future if, prior to March 2019, we fail to comply with specified underground storage tank laws and regulations; and our agreement to invest, prior to March 2018, up to $2,000 of verified costs that are directly related to the development and implementation of a comprehensive California Enhanced Environmental Compliance Program for the underground storage tank systems at all of our California facilities that is above and beyond minimum requirements of California law and regulations related to underground storage tank systems. The settlement, which was approved by the Superior Court on February 20, 2014, also included injunctive relief provisions requiring that we comply with certain California environmental laws and regulations applicable to underground storage tank systems. In October 2015, the State Water Board issued a notice of alleged suspended penalty conduct claiming that we are liable for the full amount of the $1,000 in suspended penalties as a result of five alleged violations of underground storage tank regulations and requesting further information concerning the alleged violations. In November 2015, we filed our response to the October 2015 notice of alleged suspended penalties and in June 2016 we met with the State Water Board to attempt to resolve these matters without a court hearing. We believe we have meritorious defenses to these alleged violations, but cannot predict whether any penalties relating to these matters will be assessed by the Superior Court, which has retained jurisdiction over such matters. The State Water Board also has retained the right to file a separate action relating to these violations, but to date has not done so. As of June 30, 2016, we have recognized a liability of $2,230 with respect to these matters concerning the State Water Board and believe, though we can provide no assurance, that any additional amount of loss we may realize above that accrued, if any, upon the ultimate resolution of this matter will not be material.
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

6.	Inventory
Inventory consisted of the following:

	June 30, 2016	December 31, 2015
Nonfuel products	$161,805	$159,256
Fuel products	30,665	24,236
Total inventory	$192,470	$183,492

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

7.	Segment Information
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Our reportable segments are travel centers and convenience stores. We measure our reportable segments profitability based on site level gross margin in excess of site level operating expenses. See Note 1 above and Note 15 to the Notes to Consolidated Financial Statements of our Annual Report for more information about our reportable segments.

	Three Months Ended June 30, 2016
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$792,016	$119,193	$20,002	$931,211
Nonfuel	424,476	77,422	7,626	509,524
Rent and royalties from franchisees	3,176	57	1,097	4,330
Total revenues	1,219,668	196,672	28,725	1,445,065

Site level gross margin in excess of site level operating expenses	$120,667	$10,568	$3,143	$134,378

Corporate operating expenses:
Selling, general and administrative			$36,009	$36,009
Real estate rent			64,736	64,736
Depreciation and amortization			21,322	21,322
Income from operations				12,311

Acquisition costs			1,092	1,092
Interest expense, net			6,740	6,740
Income from equity investees			1,091	1,091
Income before income taxes				5,570
Provision for income taxes			1,985	1,985
Net income				3,585
Less net income for noncontrolling interests				64
Net income attributable to common shareholders				$3,521

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30, 2015
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$1,064,268	$43,481	$17,337	$1,125,086
Nonfuel	422,651	31,751	228	454,630
Rent and royalties from franchisees	3,167	—	—	3,167
Total revenues	1,490,086	75,232	17,565	1,582,883

Site level gross margin in excess of site level operating expenses	$119,421	$3,405	$634	$123,460

Corporate operating expenses:
Selling, general and administrative			$30,062	$30,062
Real estate rent			53,308	53,308
Depreciation and amortization			18,116	18,116
Income from operations				21,974

Acquisition costs			1,127	1,127
Interest expense, net			5,087	5,087
Income from equity investees			1,029	1,029
Loss on extinguishment of debt			10,502	10,502
Income before income taxes				6,287
Provision for income taxes			2,515	2,515
Net income				3,772
Less net income for noncontrolling interests				—
Net income attributable to common shareholders				$3,772

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

	Six Months Ended June 30, 2016
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$1,414,596	$191,824	$34,319	$1,640,739
Nonfuel	812,961	138,871	8,338	960,170
Rent and royalties from franchisees	7,318	191	1,097	8,606
Total revenues	2,234,875	330,886	43,754	2,609,515

Site level gross margin in excess of site level operating expenses	$221,698	$14,939	$3,983	$240,620

Corporate operating expenses:
Selling, general and administrative			$66,975	$66,975
Real estate rent			128,265	128,265
Depreciation and amortization			41,847	41,847
Income from operations				3,533

Acquisition costs			2,061	2,061
Interest expense, net			13,561	13,561
Income from equity investees			2,038	2,038
Loss before income taxes				(10,051)
Benefit for income taxes			(3,692)	(3,692)
Net loss				(6,359)
Less net income for noncontrolling interests				64
Net loss attributable to common shareholders				$(6,423)

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

	Six Months Ended June 30, 2015
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$2,033,237	$64,867	$30,149	$2,128,253
Nonfuel	803,150	52,596	394	856,140
Rent and royalties from franchisees	6,191	—	—	6,191
Total revenues	2,842,578	117,463	30,543	2,990,584

Site level gross margin in excess of site level operating expenses	$249,650	$5,029	$1,696	$256,375

Corporate operating expenses:
Selling, general and administrative			$57,678	$57,678
Real estate rent			108,912	108,912
Depreciation and amortization			35,641	35,641
Income from operations				54,144

Acquisition costs			1,541	1,541
Interest expense, net			11,419	11,419
Income from equity investees			1,820	1,820
Loss on extinguishment of debt			10,502	10,502
Income before income taxes				32,502
Provision for income taxes			13,001	13,001
Net income				19,501
Less net income for noncontrolling interests				—
Net income attributable to common shareholders				$19,501

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or our Annual Report. Amounts are in thousands of dollars or gallons unless indicated otherwise. Unless the context indicates otherwise, references to our convenience stores and restaurants refers to our standalone convenience stores and restaurants and not the convenience stores and restaurants located at our travel centers or restaurants at our convenience stores.

Company Overview
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company. As of June 30, 2016, we operated and franchised 540 travel center, standalone convenience store and standalone restaurant locations described below. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants, franchisees and dealers.
We manage our business on the basis of two reportable segments: travel centers and convenience stores. See Note 1 and Note 7 to the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for more information about our reportable segments. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of June 30, 2016, our business included 255 travel centers in 43 states in the United States, or U.S., primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 178 operated under the "TravelCenters of America" and "TA" brand names, or the TA brand, and 77 operated under the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand. Of our 255 travel centers at June 30, 2016, we owned 30, we leased 198, including 196 that we leased from Hospitality Properties Trust, or HPT, we operated two for a joint venture in which we own a noncontrolling interest and our franchisees owned or leased from others 25. We operated 225 of our travel centers and franchisees operated 30 travel centers, including five we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, and various customer amenities. We report this portion of our business as our travel center segment.
As of June 30, 2016, our business included 233 convenience stores in 11 states in the U.S. We operate our convenience stores primarily under the "Minit Mart" brand name, or the Minit Mart brand. Of these 233 convenience stores at June 30, 2016, we owned 198, we leased 32, including one that we leased from HPT, and we operated three for a joint venture in which we own a noncontrolling interest. Our convenience stores offer gasoline as well as a variety of nonfuel products, including coffee, groceries, fresh foods and quick service restaurants. We report this portion of our business as our convenience store segment.
As of June 30, 2016, our business included 52 standalone restaurants in 15 states in the U.S. operated primarily under the "Quaker Steak & Lube" brand name, or the QSL brand. Of our 52 standalone restaurants at June 30, 2016, we owned five, we leased seven, we operated one for a joint venture in which we own a noncontrolling interest and our franchisees owned or leased from others 39. As of June 30, 2016, we operated 13 of our standalone restaurants and franchisees operated 39 of our standalone restaurants. We report this portion of our business within corporate and other in our segment information.
Executive Summary
Our revenues and income are subject to material changes as a result of market prices and the availability of diesel fuel and gasoline. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in demand that are often the result of changes in the macroeconomic environment. Over the past few years there have been significant changes in the cost of fuel. During the three and six months ended June 30, 2016, the average fuel price was 22.9% and 31.2%, respectively, below the average fuel price during the three and six months ended June 30, 2015. Some current economic forecasts reflect continued low prices for fuel; however, as noted above, various factors and events can cause fuel prices to change, sometimes suddenly and sharply.

Due to the volatility of our fuel costs and our pricing to fuel customers, we believe that fuel revenue is not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin. We therefore consider fuel sales volume and fuel gross margin to be better measures of our performance. We generally are able to pass changes in our cost for fuel products to customers, but typically with a delay, such that during periods of modestly rising fuel commodity prices fuel gross margins per gallon tend to be lower than they otherwise may have been, and during periods of modestly falling fuel commodity prices fuel gross margins per gallon tend to be higher than they otherwise may have been. Increases and volatility in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements. For more information about fuel market risks that may affect us and our actions to mitigate those risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.
We believe that demand for fuel by trucking companies for any given level of trucking activity will be reduced over time by technological innovations that permit, and regulatory changes that encourage, require or give rise to, improved fuel efficiency of motor vehicle engines, and other fuel conservation practices. We believe these factors, combined with lower demand based on lower levels of freight activity, were contributors to decreases in the level of fuel sales volumes we realized on a same site basis for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015. Our fuel sales volume increased during the three and six months ended June 30, 2016, primarily as a result of sites we acquired since the beginning of the three and six months ended June 30, 2015.
Our fuel gross margin and fuel gross margin per gallon for the three months ended June 30, 2016, were higher than those in the three months ended June 30, 2015, principally due to newly acquired locations and a continued focus on managing our fuel sales pricing to balance sales volume and profitability. Our fuel gross margin and fuel gross margin per gallon for the six months ended June 30, 2016, were lower than those in the six months ended June 30, 2015, primarily due to a favorable purchasing environment in the first four months of 2015 that did not recur in the six months ended June 30, 2016.
The decrease in our net income attributable to common shareholders for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, was primarily due to costs associated with recently acquired sites that have not yet reached their expected stabilized financial results. The net loss attributable to common shareholders we experienced for the six months ended June 30, 2016, as compared to the net income attributable to common shareholders for the six months ended June 30, 2015, was primarily due to lower fuel gross margin for the 2016 period for the reasons noted above as well as the effect of expenses associated with recently acquired sites.

Factors Affecting Comparability
Transaction Agreement with HPT
On June 1, 2015, we entered a transaction agreement with HPT, or the Transaction Agreement, pursuant to which, among other things, we agreed to sell to HPT five travel centers upon the completion of their development at a purchase price equal to their development costs, including the cost of the land, and HPT agreed to lease back these development properties to us. See Note 12 to the Notes to Consolidated Financial Statements included in Item 15 of our Annual Report for more information about our sale leaseback and other related transactions with HPT.
On March 31, 2016, we sold one of these development properties to HPT for $19,683, and we amended our TA Lease 4 to add this property and increase our minimum annual rent under this lease by $1,673 as a result of the completion of this sale and lease back.
On June 22, 2016, we entered a First Amendment to Transaction Agreement with HPT to, among other things, replace one of the development properties that we had agreed to sell to and lease back from HPT with two existing travel centers owned by us, and amend the Petro Lease to extend its term to 2032. On June 22, 2016, we sold these two travel centers to HPT, for an aggregate of $23,876, and we amended our TA Lease 1 and TA Lease 3 to add these properties and increase our minimum annual rent under these leases by $1,121 and $908, respectively, as a result of the completion of these sales and lease backs.
On June 30, 2016, in connection with the Transaction Agreement, as amended, we sold one of the development properties to HPT for $22,297, and we amended our TA Lease 2 to add this property. Our minimum annual rent under our TA Lease 2 increased by $1,895 as a result of the completion of this sale and lease back.

Recently Acquired Sites
From the beginning of 2015 through June 30, 2016, we acquired three travel centers, 198 convenience stores and 51 standalone restaurants. As of June 30, 2016, our investments in these acquired travel centers, convenience stores and standalone restaurants totaled $17,601, $370,359 and $28,204, respectively. We estimate that we will invest an additional $10,712 to complete the expansion and renovation of these travel centers, $15,054 to complete the rebranding, expansion and improvements of these convenience stores and $2,832 to complete the renovation and improvements of these restaurants. We are also currently planning to invest an additional $5,353 to make certain improvements to travel centers acquired prior to 2015.
Since our current acquisition program began in 2011, and through the second quarter of 2016, we have acquired 317 travel centers, convenience stores and standalone restaurants. As of June 30, 2016, our investments, including improvements, in these travel centers, convenience stores and standalone restaurants acquired totaled $319,410, $436,850 and $28,204 respectively. We estimate that we will invest an additional $16,065 to complete the expansion and renovation of certain of these travel centers, $15,054 to complete the rebranding, expansion and improvements of certain of these convenience stores and $2,832 to complete renovation and improvements of certain of these standalone restaurants. These 317 locations generated gross margin in excess of site level operating expenses of $79,303 in the time we owned them during the twelve months ended June 30, 2016, and are expected to generate significant additional amounts of gross margin in excess of site level operating expenses when these acquired sites become fully stabilized.
Capital improvements to recently purchased travel centers, and the development of new travel centers, are often substantial and require a long period of time to plan, design, permit and complete; and, after being completed, the improved, or new, travel centers require a period of time to become part of our customers' supply networks and produce stabilized financial results. We estimate that the travel centers we acquire or develop generally will reach stabilization in approximately the third year after acquisition or completion of development. Capital improvements to recently acquired convenience stores are typically less capital intensive than travel centers. We estimate that the convenience stores we acquire generally will reach stabilization in approximately one year after acquisition. Actual results for travel centers and convenience stores can vary widely from these estimates due to many factors, some of which are outside our control.

Seasonality
Our sales volumes are generally lower in the first and fourth quarters than the second and third quarters of each year. In the first quarter, the movement of freight by professional truck drivers as well as motorist travel are usually at their lowest levels of each calendar year. In the fourth quarter, freight movement is typically lower due to the holiday season. While our revenues are modestly seasonal, quarterly variations in our operating results may reflect greater seasonal differences as our rent and certain other costs do not vary seasonally.

Results of Operations
Consolidated Financial Results
The following table presents changes in our operating results for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenues:
Fuel	$931,211	$1,125,086	(17.2)%	$1,640,739	$2,128,253	(22.9)%
Nonfuel	509,524	454,630	12.1%	960,170	856,140	12.2%
Rent and royalties from franchisees	4,330	3,167	36.7%	8,606	6,191	39.0%
Total revenues	1,445,065	1,582,883	(8.7)%	2,609,515	2,990,584	(12.7)%

Cost of goods sold (excluding depreciation):
Fuel	829,218	1,028,799	(19.4)%	1,447,045	1,919,579	(24.6)%
Nonfuel	237,349	208,290	14.0%	443,680	386,712	14.7%
Total cost of goods sold	1,066,567	1,237,089	(13.8)%	1,890,725	2,306,291	(18.0)%

Gross margin:
Fuel	101,993	96,287	5.9%	193,694	208,674	(7.2)%
Nonfuel	272,175	246,340	10.5%	516,490	469,428	10.0%
Rent and royalties from franchisees	4,330	3,167	36.7%	8,606	6,191	39.0%
Total gross margin	378,498	345,794	9.5%	718,790	684,293	5.0%

Operating expenses:
Site level operating	244,120	222,334	9.8%	478,170	427,918	11.7%
Selling, general and administrative	36,009	30,062	19.8%	66,975	57,678	16.1%
Real estate rent	64,736	53,308	21.4%	128,265	108,912	17.8%
Depreciation and amortization	21,322	18,116	17.7%	41,847	35,641	17.4%
Total operating expenses	366,187	323,820	13.1%	715,257	630,149	13.5%

Income from operations	12,311	21,974	(44.0)%	3,533	54,144	(93.5)%

Acquisition costs	1,092	1,127	(3.1)%	2,061	1,541	33.7%
Interest expense, net	6,740	5,087	32.5%	13,561	11,419	18.8%
Income from equity investees	1,091	1,029	6.0%	2,038	1,820	12.0%
Loss on extinguishment of debt	—	10,502	NM	—	10,502	NM
Income (loss) before income taxes	5,570	6,287	(11.4)%	(10,051)	32,502	(130.9)%
Provision (benefit) for income taxes	1,985	2,515	(21.1)%	(3,692)	13,001	(128.4)%
Net income (loss)	3,585	3,772	(5.0)%	(6,359)	19,501	(132.6)%
Less net income for noncontrolling interests	64	—	NM	64	—	NM
Net income (loss) attributable to common shareholders	$3,521	$3,772	(6.7)%	$(6,423)	$19,501	(132.9)%

Revenues. Fuel revenues for the three months ended June 30, 2016, were $931,211, a decrease from the three months ended June 30, 2015, of $193,875, or 17.2%. Fuel revenues for the six months ended June 30, 2016, were $1,640,739, a decrease from the six months ended June 30, 2015, of $487,514, or 22.9%. The tables below show the change in sales volumes and fuel revenues by segment for the three and six months ended June 30, 2016 and 2015. Corporate and other fuel gallons sold and fuel revenues represent wholesale sales to the joint venture we operate and to other retailers.

	Three Months Ended June 30,			Six Months Ended June 30,
Fuel Gallons Sold	2016	2015	Change	2016	2015	Change
Travel centers	483,031	506,353	(4.6)%	959,679	988,361	(2.9)%
Convenience stores	66,945	20,930	219.9%	121,187	33,016	267.1%
Corporate and other	11,178	7,513	48.8%	21,292	14,028	51.8%
Consolidated totals	561,154	534,796	4.9%	1,102,158	1,035,405	6.4%

	Three Months Ended June 30,			Six Months Ended June 30,
Fuel Revenues	2016	2015	Change	2016	2015	Change
Travel centers	$792,016	$1,064,268	(25.6)%	$1,414,596	$2,033,237	(30.4)%
Convenience stores	119,193	43,481	174.1%	191,824	64,867	195.7%
Corporate and other	20,002	17,337	15.4%	34,319	30,149	13.8%
Consolidated totals	$931,211	$1,125,086	(17.2)%	$1,640,739	$2,128,253	(22.9)%
The decreases in fuel revenue for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, were due to significant decreases in market prices for fuel partially offset by increases in fuel sales volume in the convenience store segment as a result of newly acquired locations.
Nonfuel revenues for the three months ended June 30, 2016, were $509,524, an increase of $54,894, or 12.1%, compared to the three months ended June 30, 2015. Nonfuel revenues for the six months ended June 30, 2016, were $960,170, an increase of $104,030, or 12.2%, compared to the six months ended June 30, 2015. The increase in nonfuel revenues over the comparable prior year periods primarily resulted from newly acquired locations.
Cost of goods sold (excluding depreciation). Cost of goods sold for the three months ended June 30, 2016, was $1,066,567, a decrease of $170,522, or 13.8%, compared to the three months ended June 30, 2015. Cost of goods sold for the six months ended June 30, 2016, was $1,890,725, a decrease of $415,566, or 18.0%, compared to the six months ended June 30, 2015. The decrease in cost of goods sold for the three and six months ended June 30, 2016, primarily resulted from a decrease in fuel cost of goods sold that was partially offset by an increase in nonfuel cost of goods sold.
Fuel cost of goods sold for the three months ended June 30, 2016, was $829,218, a decrease of $199,581, or 19.4%, compared to the three months ended June 30, 2015, that was primarily due to significant decreases in market prices for fuel. Fuel gross margin for the three months ended June 30, 2016, was $101,993, compared to $96,287 during the three months ended June 30, 2015; this increase in fuel gross margin was primarily due to newly acquired locations and managing our fuel sales pricing to balance sales volume and profitability. Fuel cost of goods sold for the six months ended June 30, 2016, was $1,447,045, a decrease of $472,534, or 24.6%, compared to the six months ended June 30, 2015, that was primarily due to significant decreases in market prices for fuel. Fuel gross margin for the six months ended June 30, 2016, was $193,694 compared to $208,674 during the six months ended June 30, 2015. The decrease in fuel gross margin for the six months ended June 30, 2016, was primarily due to a favorable purchasing environment in the first four months of 2015 that did not recur in the six months ended June 30, 2016.

Nonfuel cost of goods sold for the three months ended June 30, 2016, was $237,349, an increase of $29,059, or 14.0%, compared to the three months ended June 30, 2015, that was primarily due to newly acquired locations. Nonfuel gross margin for the three months ended June 30, 2016, was $272,175, compared to $246,340 during the three months ended June 30, 2015. Nonfuel gross margin was 53.4% and 54.2% of nonfuel revenues during the three months ended June 30, 2016 and 2015, respectively. Nonfuel cost of goods sold for the six months ended June 30, 2016, was $443,680, an increase of $56,968, or 14.7%, compared to the six months ended June 30, 2015. Nonfuel cost of goods sold increased primarily due to newly acquired locations. Nonfuel gross margin for the six months ended June 30, 2016, was $516,490, compared to $469,428 during the six months ended June 30, 2015. Nonfuel gross margin was 53.8% and 54.8% of nonfuel revenues during the six months ended June 30, 2016 and 2015, respectively. The nonfuel gross margin percentage decreased from the prior year periods for both the three and six month periods primarily due to the inclusion of additional convenience stores, as a result of acquisitions since the beginning of 2015. Nonfuel gross margin percentage in our convenience store operations is typically lower than the nonfuel gross margin percentage for our travel center operations.
Site level operating expenses. Site level operating expenses for the three months ended June 30, 2016, were $244,120, an increase of $21,786, or 9.8%, compared to the three months ended June 30, 2015. Site level operating expenses for the six months ended June 30, 2016, were $478,170, an increase of $50,252, or 11.7%, compared to the six months ended June 30, 2015. The increase in site level operating expenses for the three and six months ended June 30, 2016, was primarily due to the newly acquired convenience stores and standalone restaurants.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2016, were $36,009, an increase of $5,947, or 19.8%, compared to the three months ended June 30, 2015. Selling, general and administrative expenses for the six months ended June 30, 2016, were $66,975, an increase of $9,297, or 16.1%, compared to the six months ended June 30, 2015. The increases in selling, general and administrative expenses for the three and six months ended June 30, 2016, was primarily attributable to increased personnel required to support the growth of our business, as well as increased spending on marketing and promotional activities.
Real estate rent expense. Real estate rent expense for the three months ended June 30, 2016, was $64,736, an increase of $11,428, or 21.4%, compared to the three months ended June 30, 2015. Real estate rent expense for the six months ended June 30, 2016, was $128,265, an increase of $19,353, or 17.8%, compared to the six months ended June 30, 2015. The increase in real estate rent expense for the three and six months ended June 30, 2016, was primarily a result of the sale to, and lease back from, HPT of travel centers and improvements at leased sites since the beginning of 2015.
Depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 2016, was $21,322, an increase of $3,206, or 17.7%, from the three months ended June 30, 2015. Depreciation and amortization expense for the six months ended June 30, 2016, was $41,847, an increase of $6,206, or 17.4%, from the six months ended June 30, 2015. The increase in depreciation and amortization expense for the three and six months ended June 30, 2016, primarily resulted from the locations we acquired and other capital investments we completed (and did not subsequently sell to HPT) since the beginning of 2015. The increase was partially offset by the reduction in our depreciable assets as a result of the sale to, and lease back from, HPT in June 2015 and September 2015 of 14 owned travel centers and certain assets we owned at 11 properties leased from HPT, as well as the sale to, and lease back from, HPT of two development properties in 2016.
Interest expense, net. Interest expense, net, for the three months ended June 30, 2016, was $6,740, an increase of $1,653, or 32.5%, from the three months ended June 30, 2015. Interest expense, net, for the six months ended June 30, 2016, was $13,561, an increase of $2,142, or 18.8%, from the six months ended June 30, 2015. The increases in interest expense, net were primarily a result of our issuance of $100,000 of 8.00% Senior Notes due 2030 in October 2015.
Provision (benefit) for income taxes. The income tax provision reflects an effective tax rate of 35.6% and 40.0% for the three months ended June 30, 2016 and 2015, respectively, and 36.7% and 40.0% for the six months ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2016, was primarily due to certain tax credits that were enacted in December of 2015 and applied retrospectively for 2015 and prospectively for 2016.

Segment Results of Operations
The following is a discussion of fuel and nonfuel revenue and site level gross margin in excess of site level operating expenses by reportable segment.
As part of this discussion and analysis of our reportable segment operating results we refer to increases and decreases in results on a same site basis. We include a location in the same site comparisons only if we continuously operated it for the entire duration since the beginning of the earliest comparative period presented, with the exception of locations we operate that are owned by a joint venture. This data also excludes revenues and expenses that were not generated at locations we operate, such as rent and royalties from franchisees, revenues from the dealer operated convenience store and corporate level selling, general and administrative expenses. We do not exclude locations from the same site comparisons as a result of capital improvements to the site or changes in the services offered.

Travel Centers
The following table presents changes in the operating results of our travel center segment for the three and six months ended June 30, 2016, as compared with the three and six months ended June 30, 2015.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Number of company operated travel center locations	225	222	3	225	222	3
Number of franchise operated travel center locations	30	30	—	30	30	—

Fuel:
Fuel sales volume (gallons)	483,031	506,353	(4.6)%	959,679	988,361	(2.9)%
Fuel revenues	$792,016	$1,064,268	(25.6)%	$1,414,596	$2,033,237	(30.4)%
Fuel gross margin	87,731	92,873	(5.5)%	169,531	203,473	(16.7)%
Fuel gross margin per gallon	$0.182	$0.183	(0.5)%	$0.177	$0.206	(14.1)%

Nonfuel:
Nonfuel revenues	$424,476	$422,651	0.4%	$812,961	$803,150	1.2%
Nonfuel gross margin	243,139	236,066	3.0%	468,122	452,548	3.4%
Nonfuel gross margin percentage	57.3%	55.9%	140pts	57.6%	56.3%	130pts

Total revenues	$1,219,668	$1,490,086	(18.1)%	$2,234,875	$2,842,578	(21.4)%
Total gross margin	334,046	332,106	0.6%	644,971	662,212	(2.6)%
Site level operating expenses	213,379	212,685	0.3%	423,273	412,562	2.6%
Site level operating expenses as a percentage of nonfuel revenues	50.3%	50.3%	—	52.1%	51.4%	70pts
Site level gross margin in excess of site level operating expenses	$120,667	$119,421	1.0%	$221,698	$249,650	(11.2)%

The following table presents our same site operating results for our travel center segment for the three and six months ended June 30, 2016, as compared with the three and six months ended June 30, 2015.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Number of same site company operated travel center locations	218	218	—	217	217	—

Fuel:
Fuel sales volume (gallons)	477,574	505,624	(5.5)%	950,065	986,221	(3.7)%
Fuel revenues	$782,751	$1,062,628	(26.3)%	$1,399,531	$2,028,855	(31.0)%
Fuel gross margin	86,255	92,231	(6.5)%	167,281	202,421	(17.4)%
Fuel gross margin per gallon	$0.181	$0.182	(0.5)%	$0.176	$0.205	(14.1)%

Nonfuel:
Nonfuel revenues	$417,995	$421,414	(0.8)%	$802,109	$800,466	0.2%
Nonfuel gross margin	239,522	235,426	1.7%	462,109	451,072	2.4%
Nonfuel gross margin percentage	57.3%	55.9%	140pts	57.6%	56.4%	120pts

Total gross margin	$325,777	$327,657	(0.6)%	$629,390	$653,493	(3.7)%
Site level operating expenses	209,951	212,055	(1.0)%	416,118	410,821	1.3%
Site level operating expenses as a percentage of nonfuel revenues	50.2%	50.3%	(10)pts	51.9%	51.3%	60pts
Site level gross margin in excess of site level operating expense	$115,826	$115,602	0.2%	$213,272	$242,672	(12.1)%
Revenues. Fuel revenues for the three months ended June 30, 2016, were $792,016, a decrease of $272,252, or 25.6%, from the three months ended June 30, 2015. Fuel revenues for the six months ended June 30, 2016, were $1,414,596, a decrease of $618,641, or 30.4%, from the six months ended June 30, 2015. The table below shows the changes in total fuel revenues of our travel center segment based on price and volume changes between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended June 30, 2015	506,353	$1,064,268

Decrease due to petroleum products price changes		(234,696)
Decrease due to same site volume changes	(28,050)	(45,278)
Increase due to locations opened	4,728	7,722
Net change from prior year period	(23,322)	(272,252)

Results for the three months ended June 30, 2016	483,031	$792,016

Results for the six months ended June 30, 2015	988,361	$2,033,237

Decrease due to petroleum products price changes		(576,532)
Decrease due to same site volume changes	(36,156)	(52,874)
Increase due to locations opened	7,474	10,765
Net change from prior year period	(28,682)	(618,641)

Results for the six months ended June 30, 2016	959,679	$1,414,596

Fuel revenues for the three and six months ended June 30, 2016, primarily reflected decreases in market prices for fuel and sales volume from same sites. On a same site basis, fuel sales volume decreased by 28,050 gallons, or 5.5%, during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, and by 36,156 gallons, or 3.7%, during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The decreases in fuel revenues were primarily due to significant decreases in market prices for fuel.
Nonfuel revenues for the three months ended June 30, 2016, were $424,476, an increase of $1,825, or 0.4%, from the three months ended June 30, 2015. The increase in nonfuel revenues was primarily due to nonfuel sales at newly acquired locations partially offset by decreases in nonfuel sales on a same site basis. The decreases on a same site basis were primarily due to decreases at full service restaurants that were under construction for rebranding or renovations. Nonfuel revenues for the six months ended June 30, 2016, were $812,961, an increase of $9,811, or 1.2%, from the six months ended June 30, 2015. The increase in nonfuel revenues was primarily due to nonfuel sales at newly acquired locations.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the three months ended June 30, 2016, was $120,667, an increase of $1,246, or 1.0%, from the three months ended June 30, 2015, that was due to an increase of $224, or 0.2%, on a same site basis and due to newly acquired locations.
On a same site basis, site level gross margin in excess of site level operating expenses increased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, resulting from an increase in nonfuel gross margin due to a favorable change in the mix of products and services sold and a decrease in site level operating expenses, partially offset by a decrease in fuel gross margin due to decreases in market prices for fuel.
Site level gross margin in excess of site level operating expenses for the six months ended June 30, 2016, was $221,698, a decrease of $27,952, or 11.2%, from the six months ended June 30, 2015, that was due to a decrease of $29,400, or 12.1%, on a same site basis partially offset by an increase due to newly acquired locations.
On a same site basis, site level gross margin in excess of site level operating expenses decreased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, resulting from a decrease in fuel gross margin primarily due to a favorable purchasing experience in the first four months of 2015 that did not recur during the six months ended June 30, 2016 and an increase in site level operating expenses, partially offset by an increase in nonfuel gross margin due to a favorable change in the mix of products and services sold.

Convenience Stores
The following table presents changes in the operating results of our convenience store segment for the three and six months ended June 30, 2016, as compared with the three and six months ended June 30, 2015.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Number of company operated convenience store locations	232	79	153	232	79	153
Number of franchise operated convenience store locations	1	—	1	1	—	1

Fuel:
Fuel sales volume (gallons)	66,945	20,930	219.9%	121,187	33,016	267.1%
Fuel revenues	$119,193	$43,481	174.1%	$191,824	$64,867	195.7%
Fuel gross margin	14,057	3,531	298.1%	23,846	5,322	348.1%
Fuel gross margin per gallon	$0.210	$0.169	24.3%	$0.197	$0.161	22.4%

Nonfuel:
Nonfuel revenues	$77,422	$31,751	143.8%	$138,871	$52,596	164.0%
Nonfuel gross margin	23,929	10,114	136.6%	42,706	16,600	157.3%
Nonfuel gross margin percentage	30.9%	31.9%	(100)pts	30.8%	31.6%	(80)pts

Total revenues	$196,672	$75,232	161.4%	$330,886	$117,463	181.7%
Total gross margin	38,043	13,645	178.8%	66,743	21,922	204.5%
Site level operating expenses	27,475	10,240	168.3%	51,804	16,893	206.7%
Site level operating expenses as a percentage of nonfuel revenues	35.5%	32.3%	320pts	37.3%	32.1%	520pts
Site level gross margin in excess of site level operating expenses	$10,568	$3,405	210.4%	$14,939	$5,029	197.1%

The following table presents our same site operating results for our convenience store segment for the three and six months ended June 30, 2016, as compared with the three and six months ended June 30, 2015.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Number of same site company operated convenience store locations	58	58	—	32	32	—

Fuel:
Fuel sales volume (gallons)	16,811	17,879	(6.0)%	20,165	20,769	(2.9)%
Fuel revenues	$29,190	$37,016	(21.1)%	$31,585	$39,873	(20.8)%
Fuel gross margin	3,322	3,068	8.3%	4,180	3,409	22.6%
Fuel gross margin per gallon	$0.198	$0.172	15.1%	$0.207	$0.164	26.2%

Nonfuel:
Nonfuel revenues	$29,314	$30,166	(2.8)%	$39,362	$38,651	1.8%
Nonfuel gross margin	9,470	9,676	(2.1)%	12,786	12,946	(1.2)%
Nonfuel gross margin percentage	32.3%	32.1%	20pts	32.5%	33.5%	(100)pts

Total gross margin	$12,792	$12,744	0.4%	$16,966	$16,355	3.7%
Site level operating expenses	8,880	9,071	(2.1)%	11,097	11,161	(0.6)%
Site level operating expenses as a percentage of nonfuel revenues	30.3%	30.1%	20pts	28.2%	28.9%	(70)pts
Site level gross margin in excess of site level operating expense	$3,912	$3,673	6.5%	$5,869	$5,194	13.0%

Revenues. Fuel revenues for the three months ended June 30, 2016, were $119,193, an increase of $75,712, or 174.1%, from the three months ended June 30, 2015. Fuel revenues for the six months ended June 30, 2016, were $191,824, an increase of $126,957, or 195.7%, from the six months ended June 30, 2015. The table below shows the changes in total fuel revenues of our convenience store segment based on price and volume changes between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended June 30, 2015	20,930	$43,481

Decrease due to petroleum products price changes		(5,971)
Decrease due to same site volume changes	(1,068)	(1,856)
Increase due to locations opened	47,083	83,539
Net change from prior year period	46,015	75,712

Results for the three months ended June 30, 2016	66,945	$119,193

Results for the six months ended June 30, 2015	33,016	$64,867

Decrease due to petroleum products price changes		(7,358)
Decrease due to same site volume changes	(604)	(929)
Increase due to locations opened	88,775	135,244
Net change from prior year period	88,171	126,957

Results for the six months ended June 30, 2016	121,187	$191,824

The increase in fuel revenues at our convenience store segment was due to sales volume at newly acquired locations, partially offset by decreases in market prices for fuel and a decrease in fuel sales volume on a same site basis. On a same site basis, fuel sales volume decreased by 1,068 gallons, or 6.0%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, and by 604 gallons, or 2.9%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The decrease in same site fuel sales volume was primarily due to our managing fuel sales pricing to balance sales volume and profitability and the effect of competition, partially offset by certain marketing initiatives we undertook.
Nonfuel revenues for the three months ended June 30, 2016, were $77,422, an increase of $45,671, or 143.8%, from the three months ended June 30, 2015. Nonfuel revenues for the six months ended June 30, 2016, were $138,871, an increase of $86,275, or 164.0%, from the six months ended June 30, 2015. The increases in nonfuel revenues are the result of newly acquired locations.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the three months ended June 30, 2016, was $10,568, an increase of $7,163, or 210.4%, from the three months ended June 30, 2015, that primarily was due to newly acquired locations.
On a same site basis, site level gross margin in excess of site level operating expenses increased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due to an increase in fuel gross margin primarily as a result of our continued focus on managing our fuel sales pricing to balance sales volume and profitability and a decrease in site level operating expenses, partially offset by a decrease in nonfuel gross margin as a result of a change in mix of products sold.
Site level gross margin in excess of site level operating expenses for the six months ended June 30, 2016, was $14,939, an increase of $9,910, or 197.1%, from the six months ended June 30, 2015, that was due to an increase of $675, or 13.0%, on a same site basis and due to newly acquired locations.
On a same site basis, site level gross margin in excess of site level operating expenses increased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, due to an increase in fuel gross margin primarily resulting from our continued focus on managing our fuel sales pricing to balance sales volume and profitability and a decrease in site level operating expenses, partially offset by a decrease in nonfuel gross margin as a result of a change in mix of products sold.

Liquidity and Capital Resources
Our principal liquidity requirements are to meet our operating and financing costs and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are our:

•	cash balance;

•	operating cash flow;

•	revolving credit facility with a current maximum availability of $200,000, or our Credit Facility, subject to limits based on our qualified collateral;

•	sales to HPT, for an increase in our rent, of improvements we make to the sites we lease from HPT and the development sites to be sold to HPT under the Transaction Agreement;

•	potential issuances of new debt and equity securities; and

•	potential financing or selling of unencumbered real estate that we own.
We believe that the primary risks we currently face with respect to our operating cash flow are:

•	economic conditions in the U.S. and the trucking industry and the risk of a renewed economic slowdown or recession;

•	decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency and fuel conservation generally;

•	decreased demand for our products and services that we may experience as a result of competition;

•	a significant portion of our expenses are fixed in nature, which may restrict our ability to realize a sufficient reduction in our expenses to offset a reduction in our revenues;

•
the negative impacts on our gross margins and working capital requirements if there were a return to the higher level of prices for petroleum products we experienced during the first half of 2014 and in prior years, as well as the volatility of those prices; and

•	the possible inability of acquired or newly developed properties to generate the stabilized financial results we expect.

Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our growth strategy of selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial additional capital. In addition, our properties are high traffic sites with many customers, including large trucks, entering and exiting our properties daily, requiring us to expend capital to improve, repair and maintain our properties. Although we had a cash balance of $133,799 on June 30, 2016 and net cash provided by operating activities in the first six months of 2016, there can be no assurance that we will maintain similar amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing.
Liquidity Aspects of Transactions with HPT
In June 2015, we announced that we had entered the Transaction Agreement, pursuant to which HPT agreed to purchase from us, for our cost not to exceed $118,000, up to five travel centers then being or to be developed, on land parcels we then owned, upon their completion, if such development were completed prior to June 30, 2017. As of June 30, 2016, we had completed construction of three of these travel centers and had one of these travel centers under construction. On each of March 31, 2016 and June 30, 2016, we sold to HPT for $19,683 and $22,297, respectively, and leased back from HPT, one of the completed travel centers. After we entered the Transaction Agreement, we determined that the development of one of the development properties we had agreed to sell to and lease back from HPT is unlikely to be completed prior to the time required in the Transaction Agreement. On June 22, 2016, as replacement for this one property, we sold two alternative existing travel centers owned by us for an aggregate of $23,876. We expect to sell to HPT the first of the two remaining development properties during the third quarter of 2016 and we currently expect to complete development of the second of the two remaining development properties during the first quarter of 2017. As of June 30, 2016, we had invested $26,975 (including land costs) for these two development properties and we estimate a remaining development cost of $18,055.
Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300,000. The Credit Facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Borrowings under the Credit Facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At June 30, 2016, based on our qualified collateral, a total of $118,765 was available to us for loans and letters of credit under the Credit Facility. At June 30, 2016, there were no loans outstanding under the Credit Facility but we had outstanding $31,990 of letters of credit issued under that facility, which reduce the amount available for borrowing under the Credit Facility, leaving $86,775 available for our use as of that date.
Sources and Uses of Cash
Cash Flow from Operating Activities. During the six months ended June 30, 2016 and 2015, we had net cash inflows from operating activities of $56,296 and $100,250, respectively. The decrease in operating cash inflows of $43,954 was primarily due to the operating loss experienced for the six months ended June 30, 2016, compared to the operating income achieved for the six months ended June 30, 2015, and a $15,491 decline resulting from working capital changes in the six months ended June 30, 2016, compared to the six months ended June 30, 2015.
Cash Flow from Investing Activities. During the six months ended June 30, 2016 and 2015, we had net cash outflows and inflows from investing activities of $94,414 and $91,998, respectively. In the six months ended June 30, 2016, we had capital expenditures of $143,374 and spent $72,001 for the acquisition of 29 convenience stores and 50 standalone restaurants. These cash outflows were partially offset by proceeds of $120,961 from the sales to HPT of improvements made to the properties leased from HPT. See Note 2 and Note 4 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for more information about our acquisitions and transactions with HPT, respectively.
Cash Flow from Financing Activities. During the six months ended June 30, 2016 and 2015, we had net cash outflows from financing activities of $206 and $45,596, respectively. During the six months ended June 30, 2016, we made $280 of payments related to our sale leaseback financing obligation, and received cash proceeds of $148 from the sales of improvements at the sites that did not qualify for operating lease treatment. The lower use of cash for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, was primarily due to the repayment of a financing obligation during the six months ended June 30, 2015 of $45,042 for five properties we purchased from HPT that we had previously leased.

Off Balance Sheet Arrangements
As of June 30, 2016, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt owed by Petro Travel Plaza Holdings LLC, or PTP, an entity in which we own a noncontrolling interest. See Note 4 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report and Notes 11 and 12 to the Notes to Consolidated Financial Statements included in Item 15 of our Annual Report for more information about our relationship and transactions with PTP.

Related Party Transactions
We have relationships and historical and continuing transactions with HPT, The RMR Group LLC, or RMR, and others related to them. For example, HPT is our former parent company, our largest shareholder and our principal landlord; RMR provides management services to both us and to HPT and RMR employs certain of our and HPT's executive officers; and we and six other companies to which RMR provides management services own in equal amounts Affiliates Insurance Company, or AIC, an insurance company, and we participate in a combined property insurance program arranged and reinsured in part by AIC. See Note 4 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, and our other filings with the Securities and Exchange Commission, or SEC, for more information about these and other such relationships and related party transactions. In addition, please see the section captioned "Risk Factors" of our Annual Report for a description of risks that may arise as a result of these related party transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related parties, including HPT and companies to which RMR or its affiliates provide management services.

Environmental and Climate Change Matters
Legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our fuel products, may require us to expend significant amounts and may negatively impact our business. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's, or EPA's, gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel, as well as new fuel efficiency standards for medium and heavy duty commercial trucks released in March 2016, has caused us to add certain services and provide certain products to our customers at a cost to us that we may be unable to pass through to our customers for increased sales revenues. Also, various private initiatives and government regulations to promote fuel efficiency that raise the cost of trucking as compared to other types of freight transport, may decrease the demand for our fuel products and negatively impact our business. For example, pursuant to the President's executive order, in June 2015 the EPA and the National Highway Traffic Safety Administration proposed new regulations that would phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty trucks beginning in model year 2021 (model year 2018 for certain trailers) through model year 2027, and these proposed regulations are estimated to reduce fuel usage between 8% and 24% (depending on vehicle category) by model year 2027. The final regulations, which may differ from those proposed, are expected to be published in August 2016. We are unsure whether we will be able to completely offset the loss of business we may suffer as a result of increasing engine efficiency and other fuel conservation efforts, but we are attempting to mitigate any loss of sales by increasing our sales of nonfuel products and services and by increasing the number of locations where we sell fuel and other products and services.
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

Item 4.  Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2016.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2016, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•
WE HAVE MADE ACQUISITIONS AND MAY MAKE ADDITIONAL ACQUISITIONS. THERE ARE MANY FACTORS THAT MAY RESULT IN OUR NOT BEING ABLE TO ACQUIRE AND RENOVATE ADDITIONAL LOCATIONS TO PRODUCE EARNINGS, INCLUDING COMPETITION FOR SUCH ACQUISITIONS FROM OTHER BUYERS OR OUR INABILITY TO NEGOTIATE ACCEPTABLE PURCHASE TERMS. MOREOVER, MANAGING AND INTEGRATING ACQUIRED LOCATIONS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED. ALL OF OUR ACQUISITIONS CREATE RISKS OF FINANCIAL LOSSES. WE MAY NOT OPERATE OUR ACQUIRED LOCATIONS PROFITABLY;

•
WE HAVE AGREED TO SELL AND LEASE BACK TO HPT, UPON COMPLETION OF THEIR DEVELOPMENT, TWO FULL SERVICE TRAVEL CENTERS. THIS STATEMENT IMPLIES THAT THESE DEVELOPMENT PROJECTS AND RELATED SALE AND LEASEBACK TRANSACTIONS WILL BE COMPLETED. HOWEVER, THERE ARE MANY FACTORS THAT MAY RESULT IN OUR NOT BEING ABLE TO DEVELOP AND SELL AND LEASE BACK ADDITIONAL LOCATIONS, INCLUDING PERMITTING REQUIREMENTS. ALSO, OUR AND HPT'S OBLIGATIONS UNDER THESE AGREEMENTS ARE SEPARATE CONTRACTUAL OBLIGATIONS THAT ARE SUBJECT TO VARIOUS TERMS AND CONDITIONS TYPICAL OF LARGE, COMPLEX REAL ESTATE TRANSACTIONS. SOME OF THESE TERMS AND CONDITIONS MAY NOT BE SATISFIED AND, AS A RESULT, SOME OF THESE TRANSACTIONS MAY BE DELAYED, MAY NOT OCCUR OR THE TERMS MAY CHANGE;

•
WE CURRENTLY PLAN TO RENOVATE RECENTLY ACQUIRED PROPERTIES AND DEVELOP TWO PROPERTIES. IN ADDITION, THE NATURE OF OUR BUSINESS REQUIRES US TO EXPEND CAPITAL TO RENOVATE, REPAIR AND IMPROVE OUR PROPERTIES. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT WE HAVE SUFFICIENT CAPITAL TO MAKE THESE CAPITAL INVESTMENTS. HOWEVER, THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT. SOME CAPITAL PROJECTS COST MORE AND TAKE LONGER TO COMPLETE THAN ANTICIPATED. CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO COMPLETE IN THE FUTURE (AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, OR FOR OTHER REASONS) MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED. AS A RESULT OF MARKET CONDITIONS OR OTHER CONSIDERATIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRALS MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE. ALSO, WE MAY BE UNABLE TO ACCESS REASONABLY PRICED CAPITAL TO FUND SUCH INVESTMENTS;

•
WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200.0 MILLION SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORY THAT VARY IN AMOUNT FROM TIME TO TIME. ACCORDINGLY, THE AMOUNT AVAILABLE FOR BORROWING (INCLUDING ISSUING LETTERS OF CREDIT) AT ANY TIME MAY BE LESS THAN $200.0 MILLION. AT JUNE 30, 2016, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY WAS $118.8

MILLION AND WE HAD USED $32.0 MILLION OF THAT AMOUNT FOR OUTSTANDING LETTERS OF CREDIT. THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300.0 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION. HOWEVER, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE NEED OR WANT TO DO SO;

•	WE MAY FINANCE OR SELL UNENCUMBERED REAL ESTATE THAT WE OWN. HOWEVER, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING REAL ESTATE OR HOW LONG IT MAY TAKE TO DO SO; AND

•
WE EXPECT THAT ALL THE GOODWILL ACQUIRED IN CONNECTION WITH THE 29 CONVENIENCE STORES WE ACQUIRED DURING THE SIX MONTHS ENDED JUNE 30, 2016, WILL BE DEDUCTIBLE FOR TAX PURPOSES. HOWEVER, THE DEDUCTIBILITY WILL BE SUBJECT TO APPLICABLE TAX RULES AND SOME OR ALL OF THOSE AMOUNTS MAY ULTIMATELY BE DETERMINED NOT TO BE DEDUCTIBLE FOR TAX PURPOSES.

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

Item 1A.  Risk Factors
The U.S. Department of Labor recently issued a final rule, or the Final Rule, regarding exemptions from the laws which require employers to pay enhanced overtime wages. The Final Rule was issued on May 18, 2016, and is effective beginning December 1, 2016. The Final Rule materially increases the amount of salary compensation which must be paid to employees in order for those employees to be exempt from the requirement for enhanced overtime wages. To comply with the Final Rule, we expect that we will need to pay some increased amounts of overtime wages, to pay increased salaries to certain employees and possibly to hire additional employees. Compliance with the Final Rule may adversely impact our financial results for the 2016 fourth quarter and periods thereafter. To date we have not finalized our analysis with regard to this matter and the increased costs that we may incur as a result of the Final Rule, but we currently expect these increased costs will not be material.
Other than the risk factor above, there have been no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed under the "Risk Factors" section of our Annual Report.

Item 5.  Other Information
On August 5, 2016, our Board of Directors, or the Board, approved and adopted a Gaming Compliance Plan, or the Plan, as required by the Nevada Gaming Commission in connection with the gaming operations at certain of our travel center locations. In connection with its adoption of the Plan, the Board established a Gaming Compliance Committee, or the Compliance Committee, and designated Lisa Harris Jones, an Independent Director of the Company and a member of the Audit Committee of the Board, to serve as the Board’s liaison to the Compliance Committee pursuant to the terms of the Plan. In connection therewith, we updated our Director compensation arrangements. A summary of our currently effective Director compensation arrangements is filed as Exhibit 10.2 hereto and is incorporated herein by reference.

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

Exhibit 4.6	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

Exhibit 4.7	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

Exhibit 4.8	Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

Exhibit 10.1	The TravelCenters of America LLC 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 20, 2016)

Exhibit 10.2	Summary of Director Compensation (filed herewith)

Exhibit 10.3
First Amendment to Transaction Agreement, dated June 22, 2016, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TravelCenters of America Holding Company LLC, and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2016)

Exhibit 10.4
Development Property Agreement, dated June 22, 2016, between HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 22, 2016)

Exhibit 10.5
Development Property Agreement, dated June 22, 2016, between HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed June 22, 2016)

Exhibit 10.6
First Amendment to Amended and Restated Lease Agreement No. 1, dated June 22, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC, and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 22, 2016)

Exhibit 10.7
Fourth Amendment to Amended and Restated Lease Agreement No. 2, dated June 22, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC, and TA Operating LLC (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on June 22, 2016)

Exhibit 10.8
Second Amendment to Amended and Restated Lease Agreement No. 3, dated June 22, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC, and TA Operating LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on June 22, 2016)

Exhibit 10.9
Fifth Amendment to Amended and Restated Lease Agreement No. 4, dated June 22, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC, and TA Operating LLC (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on June 22, 2016)

Exhibit 10.10
Amendment to Lease Agreement, dated June 22, 2016, by and among HPT PSC Properties Trust, HPT PSC Properties LLC, and TA Operating LLC (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on June 22, 2016)

Exhibit 10.11	Development Property Agreement, dated June 30, 2016, between HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 1, 2016)

Exhibit 10.12
Fifth Amendment to Amended and Restated Lease Agreement No. 2, dated June 30, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC, and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2016)

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

Exhibit 101.1
The following materials from TravelCenters of America LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (filed herewith)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

		By:	/s/ Andrew J. Rebholz
Date:	August 8, 2016		Name:	Andrew J. Rebholz
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)