Form 10-Q
period 2016-09-30
TRAVELCENTERS OF AMERICA LLC
filed 2016-11-08
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2016

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

 Number of Common Shares outstanding at November 7, 2016: 38,852,663 common shares.

As used herein the terms "we," "us," "our" and "TA" include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC
Consolidated Balance Sheets (Unaudited)
(in thousands)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$137,288	$172,087
Accounts receivable (less allowance for doubtful accounts of $715 and $850 as of September 30, 2016 and December 31, 2015, respectively)	118,103	91,580
Inventory	195,229	183,492
Other current assets	39,014	48,181
Total current assets	489,634	495,340

Property and equipment, net	1,070,757	989,606
Goodwill and intangible assets, net	127,153	105,977
Other noncurrent assets	31,333	30,618
Total assets	$1,718,877	$1,621,541

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$146,454	$125,079
Current HPT Leases liabilities	39,697	37,030
Other current liabilities	191,817	133,513
Total current liabilities	377,968	295,622

Long term debt	318,472	316,447
Noncurrent HPT Leases liabilities	385,134	385,498
Other noncurrent liabilities	78,232	74,655
Total liabilities	1,159,806	1,072,222

Shareholders' equity:
Common shares, no par value, 41,369 and 39,069 shares authorized as of September 30, 2016, and December 31, 2015, respectively, 38,853 shares issued and outstanding as of September 30, 2016, and 38,808 shares issued and outstanding as of December 31, 2015	685,714	682,219
Accumulated other comprehensive income (loss)	100	(240)
Accumulated deficit	(128,185)	(132,660)
Total TA shareholders' equity	557,629	549,319
Noncontrolling interests	1,442	—
Total shareholders' equity	559,071	549,319
Total liabilities and shareholders' equity	$1,718,877	$1,621,541
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2016	2015
Revenues:
Fuel	$947,558	$1,031,146
Nonfuel	525,516	474,646
Rent and royalties from franchisees	4,529	3,201
Total revenues	1,477,603	1,508,993

Cost of goods sold (excluding depreciation):
Fuel	837,525	928,596
Nonfuel	245,282	221,917
Total cost of goods sold	1,082,807	1,150,513

Operating expenses:
Site level operating	247,584	229,215
Selling, general and administrative	34,812	29,760
Real estate rent	66,573	60,616
Depreciation and amortization	22,698	17,445
Total operating expenses	371,667	337,036

Income from operations	23,129	21,444

Acquisition costs	225	1,755
Interest expense, net	7,200	5,042
Income from equity investees	1,534	1,336
Income before income taxes	17,238	15,983
Provision for income taxes	6,263	6,157
Net income	10,975	9,826
Less net income for noncontrolling interests	77	—
Net income attributable to common shareholders	$10,898	$9,826

Other comprehensive income (loss), net of tax:
Foreign currency loss, net of taxes of $(30) and $(131), respectively	$(46)	$(240)
Equity interest in investee's unrealized gain (loss) on investments	80	(72)
Other comprehensive income (loss) attributable to common shareholders	34	(312)

Comprehensive income attributable to common shareholders	$10,932	$9,514

Net income per common share attributable to common shareholders:
Basic and diluted	$0.28	$0.26
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2016	2015
Revenues:
Fuel	$2,588,297	$3,159,399
Nonfuel	1,485,686	1,330,786
Rent and royalties from franchisees	13,135	9,392
Total revenues	4,087,118	4,499,577

Cost of goods sold (excluding depreciation):
Fuel	2,284,570	2,848,175
Nonfuel	688,962	608,629
Total cost of goods sold	2,973,532	3,456,804

Operating expenses:
Site level operating	725,754	657,133
Selling, general and administrative	101,787	87,438
Real estate rent	194,838	169,528
Depreciation and amortization	64,545	53,086
Total operating expenses	1,086,924	967,185

Income from operations	26,662	75,588

Acquisition costs	2,286	3,296
Interest expense, net	20,761	16,461
Income from equity investees	3,572	3,156
Loss on extinguishment of debt	—	10,502
Income before income taxes	7,187	48,485
Provision for income taxes	2,571	19,158
Net income	4,616	29,327
Less net income for noncontrolling interests	141	—
Net income attributable to common shareholders	$4,475	$29,327

Other comprehensive income (loss), net of tax:
Foreign currency gain (loss), net of taxes of $102 and $(287), respectively	$165	$(540)
Equity interest in investee's unrealized gain (loss) on investments	175	(91)
Other comprehensive income (loss) attributable to common shareholders	340	(631)

Comprehensive income attributable to common shareholders	$4,815	$28,696

Net income per common share attributable to common shareholders:
Basic and diluted	$0.12	$0.76
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$4,616	$29,327
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash rent expense	(10,317)	(11,835)
Depreciation and amortization expense	64,545	53,086
Deferred income tax provision	3,545	531
Loss on extinguishment of debt	—	10,502
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(25,645)	(18,968)
Inventory	(7,996)	1,651
Other assets	10,024	(702)
Accounts payable and other liabilities	66,784	75,323
Other, net	3,551	1,746
Net cash provided by operating activities	109,107	140,661

Cash flows from investing activities:
Proceeds from asset sales	157,749	348,498
Capital expenditures	(229,217)	(170,284)
Acquisitions of businesses, net of cash acquired	(72,137)	(269,309)
Net cash used in investing activities	(143,605)	(91,095)

Cash flows from financing activities:
Proceeds from sale leaseback transactions with HPT	216	1,190
Sale leaseback financing obligation payments	(468)	(46,174)
Other, net	(74)	(150)
Net cash used in financing activities	(326)	(45,134)

Effect of exchange rate changes on cash	25	(82)
Net (decrease) increase in cash and cash equivalents	(34,799)	4,350
Cash and cash equivalents at the beginning of the period	172,087	224,275
Cash and cash equivalents at the end of the period	$137,288	$228,625

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$20,587	$16,430
Income taxes paid, net of refunds	420	1,519
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

1.	Basis of Presentation, Business Description and Organization
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company. As of September 30, 2016, we operated and franchised 540 travel center, standalone convenience store, which we refer to as convenience stores, and standalone restaurant locations described below. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants, franchisees and dealers.
We manage our business on the basis of two reportable segments, travel centers and convenience stores. See Note 7 for more information about our reportable segments. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of September 30, 2016, our business included 255 travel centers in 43 states in the United States, or U.S., primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 178 operated under the "TravelCenters of America" and "TA" brand names, or the TA brand, and 77 operated under the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand. Of our 255 travel centers at September 30, 2016, we owned 29, we leased 199, including 197 that we leased from Hospitality Properties Trust, or HPT, we operated two for a joint venture in which we own a noncontrolling interest and our franchisees owned or leased from others 25. We operated 225 of our travel centers and franchisees operated 30 travel centers, including five we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, and various customer amenities. We report this portion of our business as our travel center segment.
As of September 30, 2016, our business included 233 standalone convenience stores in 11 states in the U.S. We operate our convenience stores primarily under the "Minit Mart" brand name, or the Minit Mart brand. Of these 233 convenience stores at September 30, 2016, we owned 198, we leased 32, including one that we leased from HPT, and we operated three for a joint venture in which we own a noncontrolling interest. Our convenience stores offer gasoline as well as a variety of nonfuel products, including coffee, groceries, fresh foods and quick service restaurants. We report this portion of our business as our convenience store segment.
As of September 30, 2016, our business included 52 standalone restaurants in 15 states in the U.S. operated primarily under the "Quaker Steak & Lube" brand name, or the QSL brand. Of our 52 standalone restaurants at September 30, 2016, we owned five, we leased seven, we operated one for a joint venture in which we own a noncontrolling interest and 39 were owned or leased from others by our franchisees. We report this portion of our business within corporate and other in our segment information in Note 7.
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

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

Fair Value Measurement
Senior Notes
We refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029, and our $100,000 of 8.00% Senior Notes due 2030 collectively as our Senior Notes, which are our senior unsecured obligations. Our Senior Notes have been presented on our consolidated balance sheets as long term debt net of unamortized debt issuance costs totaling $12,804 and $13,553 as of September 30, 2016, and December 31, 2015, respectively. We estimate that, based on their trading prices (a Level 1 input), the aggregate fair value of our Senior Notes on September 30, 2016, was $337,760.
Goodwill Impairment
Goodwill is tested for impairment annually as of July 31 at the reporting unit level, which is equivalent to our two reportable segments, travel centers and convenience stores. Impairment testing for 2016 was performed using a quantitative analysis under which the fair value of our goodwill was estimated using both an income approach and a market approach. The income approach considered discounted forecasted cash flows that were based on our long term operating plan. A terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The discount rate is an estimate of the overall after tax rate of return required by equity and debt market holders of a business enterprise. The market approach considered comparable publicly traded guideline companies' business value. For each comparable publicly traded guideline company, value indicators, or pricing multiples, were considered to estimate the value of our business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows of the respective operating segment.
We concluded based on this analysis that as of July 31, 2016, the fair values of our reporting units exceeded their respective carrying amounts.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard under GAAP for almost all industries. The new standard will apply for annual periods beginning after December 15, 2017, including interim periods therein. We have not yet determined the effects, if any, the adoption of this update may have on our consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented on the balance sheet as a reduction of the associated debt liability. In August 2015, the FASB clarified the previous Accounting Standards Update and issued Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Lines of Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcements on June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. These updates were effective for interim and annual reporting periods beginning after December 15, 2015, and required retrospective application. We adopted this standard during the three months ended March 31, 2016, and applied it to all periods presented. Adoption of this standard resulted in the reclassification of debt issuance costs from other noncurrent assets to long term debt in our consolidated balance sheets. Debt issuance costs related to our line of credit arrangements remain classified as other noncurrent assets.

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
In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows, which simplifies elements of cash flow classification and reduces diversity in practice across all industries. The new standard will apply for annual periods beginning after December 15, 2017, including interim periods therein, and requires retrospective application. Early adoption is permitted. The implementation of this update is not expected to cause any material changes to our consolidated financial statements.

2.	Acquisitions
During the nine months ended September 30, 2016, we acquired 29 convenience stores, 11 standalone restaurants and franchise agreements for an additional 39 restaurants, and accounted for these transactions as business combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their respective fair values as of the date of acquisition. We have included the results of these acquired businesses in our consolidated financial statements from the dates of acquisition. The pro forma impact of these acquisitions, including the results of operations of the acquired convenience stores and standalone restaurants from the beginning of the periods presented, is not material to our consolidated financial statements.
The following table summarizes the amounts we recorded for the assets acquired and liabilities assumed in the business combinations described above, along with resulting goodwill. We expect that amortization of all of the goodwill resulting from these acquisitions will be deductible for tax purposes.

	Convenience Stores	Corporate and Other(1)	Total
Inventory	$3,175	$465	$3,640
Property and equipment	36,289	12,867	49,156
Goodwill	7,219	—	7,219
Intangible assets	370	15,910	16,280
Other assets	18	1,289	1,307
Other liabilities	(1,918)	(3,547)	(5,465)
Total aggregate purchase price	$45,153	$26,984	$72,137

(1)	Includes standalone restaurants. See Note 7 for more segment information.
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
As of September 30, 2016, we had entered agreements to acquire six restaurants for an aggregate purchase price of $6,000 and one travel center for a purchase price of $13,050, excluding closing costs and working capital adjustments. We expect to complete these acquisitions during 2016, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change.

3.	Shareholders' Equity
On May 19, 2016, our shareholders approved the 2016 Equity Compensation Plan, or the 2016 Plan, under which 2,300 shares were authorized for issuance under the terms of the 2016 Plan.
Changes in Shareholders' Equity
On April 20, 2016, we acquired the Quaker Steak & Lube restaurant business of Lube Holdings, Inc., or the QSL acquisition. The QSL acquisition included a 75% controlling interest in an entity that operates one restaurant and leases certain assets from another entity in which we own a 25% interest. These entities are consolidated in our consolidated financial statements. See Note 2 for more information about the QSL acquisition.
The changes in shareholders' equity for the nine months ended September 30, 2016, follow:

	Total TA Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
December 31, 2015	$549,319	$—	$549,319
Grants under share award plan and share based compensation, net	3,495	—	3,495
QSL acquisition	—	1,301	1,301
Other comprehensive income, net of tax	340	—	340
Net income	4,475	141	4,616
September 30, 2016	$557,629	$1,442	$559,071

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

Net Income Per Common Share Attributable to Common Shareholders
The following table presents a reconciliation of net income attributable to common shareholders to net income available to common shareholders and the related earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to common shareholders, as reported	$10,898	$9,826	$4,475	$29,327
Less: net income attributable to participating securities	534	494	219	1,477
Net income available to common shareholders	$10,364	$9,332	$4,256	$27,850

Weighted average common shares(1)	36,953	36,467	36,922	36,435

Basic and diluted net income per common share	$0.28	$0.26	$0.12	$0.76

(1)
Excludes unvested shares granted under our share award plans, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shares. The weighted average number of unvested shares outstanding for the three months ended September 30, 2016 and 2015, was 1,900 and 1,932, respectively. The weighted average number of unvested shares outstanding for the nine months ended September 30, 2016 and 2015, was 1,904 and 1,933, respectively.

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
Relationship with HPT
HPT is our largest shareholder. As of September 30, 2016, HPT owned 3,420 of our common shares, representing approximately 8.8% of our outstanding common shares. HPT is also our principal landlord. We have five leases with HPT, the four TA Leases for 158 properties and the Petro Lease for 40 properties. We refer to the four TA Leases and the Petro Lease collectively as the HPT Leases.
On June 1, 2015, we entered a transaction agreement with HPT. On June 22, 2016, we and HPT amended the transaction agreement. We refer to the amended transaction agreement as the Transaction Agreement. Under the Transaction Agreement, among other things, we agreed to sell to HPT four travel centers upon the completion of their development at a purchase price equal to their development costs, including the cost of the land, and two existing travel centers owned by us, and HPT agreed to lease back these properties to us under the HPT Leases.
In connection with the Transaction Agreement:

•
On March 31, 2016, we sold one of the development properties to HPT for $19,683, and we and HPT amended our TA Lease 4 to add this property and our minimum annual rent under our TA Lease 4 increased by $1,673.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

•
On June 22, 2016, we sold two existing travel centers for an aggregate of $23,876, and we and HPT amended our TA Lease 1 and TA Lease 3 to add these properties, respectively, and our minimum annual rent under our TA Lease 1 and TA Lease 3 increased by $1,121 and $908, respectively. The sale of these two properties generated a gain of $11,794 that was deferred and will be amortized on a straight line basis over the terms of the related leases as a reduction of rent expense. We also amended the Petro Lease to extend its term to 2032.

•
On June 30, 2016, we sold one of the development properties to HPT for $22,297, and we and HPT amended our TA Lease 2 to add this property and our minimum annual rent under our TA Lease 2 increased by $1,895.

•
On September 30, 2016, we sold one of the two remaining development properties to HPT for $16,557, and we and HPT amended our TA Lease 2 to add this property and our minimum annual rent under our TA Lease 2 increased by $1,407.

As of September 30, 2016, the sale and lease back of the remaining development property pursuant to the terms of the Transaction Agreement, is expected to be completed before June 30, 2017.
Because of the relationships between us and HPT, the terms of the Transaction Agreement and lease amendments described above were negotiated and approved by special committees of our Board of Directors and the HPT board of trustees composed of our Independent Directors and HPT's independent trustees who are not also Directors or trustees of the other party, which committees were represented by separate counsel.
On September 14, 2016, HPT purchased a vacant land parcel located adjacent to a property we lease from HPT in Holbrook, Arizona for $325; and we and HPT amended our TA Lease 4 to add this parcel and our minimum annual rent under our TA Lease 4 increased by $28.
As of September 30, 2016, the number of properties leased, the terms, the minimum annual rents and the deferred rent balances under our HPT Leases were as follows:

	Number of Properties	Initial Term End Date(1)	Minimum Annual Rent as of September 30, 2016	Deferred Rent(2)
TA Lease 1	40	December 31, 2029	$50,885	$27,421
TA Lease 2	40	December 31, 2028	51,696	29,107
TA Lease 3	39	December 31, 2026	52,262	29,324
TA Lease 4	39	December 31, 2030	47,526	21,233
Petro Lease	40	June 30, 2032	66,685	42,915
Total	198		$269,054	$150,000

(1)	We have two renewal options of 15 years each under each of our HPT Leases.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash payments for rent under the HPT Leases	$67,040	$62,445	$197,063	$178,818
Change in accrued estimated percentage rent	384	(878)	667	(1,275)
Adjustments to recognize expense on a straight line basis	(53)	(52)	(180)	(4,639)
Less sale leaseback financing obligation amortization	(126)	(64)	(350)	(1,132)
Less portion of rent payments recognized as interest expense	(433)	(446)	(1,297)	(2,866)
Less deferred tenant improvements allowance amortization	(942)	(942)	(2,827)	(4,077)
Amortization of deferred gain on sale leaseback transactions	(2,525)	(2,053)	(7,218)	(2,871)
Rent expense related to HPT Leases	63,345	58,010	185,858	161,958
Rent paid to others(1)	3,294	2,693	9,219	7,858
Adjustments to recognize expense on a straight line basis for other leases	(66)	(87)	(239)	(288)
Total real estate rent expense	$66,573	$60,616	$194,838	$169,528

(1)	Includes rent paid directly to HPT's landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.
The following table summarizes the various amounts related to the HPT Leases that are included in our consolidated balance sheets.

	September 30, 2016	December 31, 2015
Current HPT Leases liabilities:
Accrued rent	$22,833	$21,098
Sale leaseback financing obligation(1)	481	469
Straight line rent accrual(2)	2,458	2,458
Deferred gain(3)	10,155	9,235
Deferred tenant improvements allowance(4)	3,770	3,770
Total Current HPT Leases liabilities	$39,697	$37,030

Noncurrent HPT Leases liabilities:
Deferred rent obligation(5)	$150,000	$150,000
Sale leaseback financing obligation(1)	20,568	20,719
Straight line rent accrual(2)	48,013	48,373
Deferred gain(3)	124,024	121,049
Deferred tenant improvements allowance(4)	42,529	45,357
Total Noncurrent HPT Leases liabilities	$385,134	$385,498

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

(1)
Sale Leaseback Financing Obligation. Prior to June 2015, the assets related to nine travel centers we leased from HPT were reflected in our consolidated balance sheets, as was the related financing obligation. This accounting was required primarily because, at the time of the inception of the applicable HPT Lease, more than a minor portion of these nine travel centers was subleased to third parties. In June 2015, we purchased five of these nine travel centers from HPT. That purchase was accounted for as an extinguishment of the related financing obligation and resulted in a loss on extinguishment of debt of $10,502 because the price we paid to HPT to purchase the five properties was $10,502 in excess of the then remaining related financing obligation. Also, because the TA Leases we entered into with HPT in connection with the Transaction Agreement were accounted for as new leases and two of the remaining four properties reflected as financings under the prior TA Lease then qualified for operating lease treatment, the remaining net assets and financing obligation related to these two properties were eliminated, resulting in a gain of $1,033, which was deferred and will be recognized over the terms of the applicable TA Leases as a reduction of rent expense.

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

(3)
Deferred Gain. The deferred gain primarily includes $145,462 of gains from the sales of travel centers and certain other assets to HPT during 2015 and 2016 pursuant to the Transaction Agreement. We amortize the deferred gains on a straight line basis over the terms of the related leases as a reduction of rent expense.

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

HPT waived percentage rent of $271 for the three months ended September 30, 2015, and $372 and $819 for the nine months ended September 30, 2016 and 2015, respectively. As of June 30, 2016, HPT had cumulatively waived all of the $2,500 of percentage rent it previously agreed to waive. The total amount of percentage rent (which is net of any waived amounts) was $408 and $0 for the three months ended September 30, 2016 and 2015, respectively, and $937 and $1,999 for the nine months ended September 30, 2016 and 2015, respectively.
Pursuant to the terms of our HPT Leases, we sold improvements made to properties leased from HPT for $20,255 and $29,734 during the three months ended September 30, 2016 and 2015, respectively, and $75,314 and $70,150 during the nine months ended September 30, 2016 and 2015, respectively. As a result, our minimum annual rent payable to HPT increased by $1,722 and $2,527 for the three months ended September 30, 2016 and 2015, respectively, and $6,402 and $5,963 for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, our property and equipment balance included $55,308 of improvements of the type that we typically request that HPT purchase for an increase in minimum annual rent; however, HPT is not obligated to purchase these improvements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

Relationship with RMR
Pursuant to our business management agreement and property management agreement with RMR, we incurred aggregate fees of $3,935 and $3,567 for the three months ended September 30, 2016 and 2015, respectively, and $10,748 and $10,063 for the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of income and comprehensive income. In August 2016, we and RMR amended our property management agreement to increase the property management fees we pay to RMR to $36 per year (previously, we paid $30 per year to RMR for property management fees).
We have historically awarded share grants to certain RMR employees under our equity compensation plan. In addition, under our business management agreement we reimburse RMR for our allocable costs for internal audit services. The amounts recognized as expense for share grants to RMR employees and internal audit costs were $989 and $868 for the three months ended September 30, 2016 and 2015, respectively, and $3,186 and $2,555 for the nine months ended September 30, 2016 and 2015, respectively; these amounts are included in selling, general and administrative expenses in our consolidated statements of income and comprehensive income.
Relationship with AIC
We and six other companies to which RMR provides management services each own in equal amounts Affiliates Insurance Company, or AIC, an insurance company. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of approximately $2,186 in connection with this insurance program for the policy year ending June 30, 2017, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of September 30, 2016 and December 31, 2015, our investment in AIC had a carrying value of $7,110 and $6,828, respectively. These amounts are included in other noncurrent assets in our consolidated balance sheets. We recognized income (loss) of $14 and $(25) related to our investment in AIC for the three months ended September 30, 2016 and 2015, respectively, and $108 and $70 for the nine months ended September 30, 2016 and 2015, respectively. Our other comprehensive income includes our proportional share of unrealized gains (losses) on securities held for sale, which are owned by AIC, of $80 and $(72) for the three months ended September 30, 2016 and 2015, respectively, and $175 and $(91) for the nine months ended September 30, 2016 and 2015, respectively.
Directors' and Officers' Liability Insurance
We, The RMR Group Inc., the managing member of RMR, RMR and certain companies to which RMR provides management services participate in a combined directors' and officers' liability insurance policy. In September 2016, we participated in a one year extension of this combined directors' and officers' insurance policy through September 2018. Our premium for this policy extension was approximately $91 for the current policy year ending September 2017.
Relationship with PTP
We own a 40% minority interest in Petro Travel Plaza Holdings LLC, or PTP. As of September 30, 2016 and December 31, 2015, our investment in PTP had a carrying value of $20,507 and $20,042, respectively, which amounts are included in other noncurrent assets in our consolidated balance sheets. In February 2016, we began managing a third standalone convenience store PTP owns. As of September 30, 2016, we managed two travel centers, three convenience stores and one restaurant for PTP for which we receive management and accounting fees. We recognized management fee income of $323 and $200 for the three months ended September 30, 2016 and 2015, respectively, and $776 and $600 for the nine months ended September 30, 2016 and 2015, respectively. In addition to the management fees we earned, we recognized income of $1,520 and $1,361 during the three months ended September 30, 2016 and 2015, respectively, and $3,464 and $3,086 for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, we had a net payable to PTP of $834 and net receivable from PTP of $43, respectively.

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
At September 30, 2016, we had a gross accrued liability of $4,951 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,063, resulting in an estimated net amount of $3,888 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known or future potential environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

In February 2014, we reached an agreement with the California State Water Resources Control Board, or the State Water Board, to settle certain claims the State Water Board had filed against us in California Superior Court in 2010 relating to alleged violations of underground storage tank laws and regulations for a cash payment of $1,800; suspended penalties of $1,000 that may become payable by us in the future if, prior to March 2019, we fail to comply with specified underground storage tank laws and regulations; and our agreement to invest, prior to March 2018, up to $2,000 of verified costs that are directly related to the development and implementation of a comprehensive California Enhanced Environmental Compliance Program for the underground storage tank systems at all of our California facilities that is above and beyond minimum requirements of California law and regulations related to underground storage tank systems. The settlement, which was approved by the Superior Court on February 20, 2014, also included injunctive relief provisions requiring that we comply with certain California environmental laws and regulations applicable to underground storage tank systems. In October 2015, the State Water Board issued a notice of alleged suspended penalty conduct claiming that we are liable for the full amount of the $1,000 in suspended penalties as a result of five alleged violations of underground storage tank regulations and requesting further information concerning the alleged violations. In November 2015, we filed our response to the October 2015 notice of alleged suspended penalties and in June and September 2016 we met with the State Water Board to attempt to resolve these matters. We believe we have meritorious defenses to these alleged violations, but cannot predict whether any penalties relating to these matters will be assessed by the Superior Court, which has retained jurisdiction over such matters. The State Water Board also has retained the right to file a separate action relating to these violations, but to date has not done so. As of September 30, 2016, we have recognized a liability of $2,264 with respect to these matters concerning the State Water Board and believe, though we can provide no assurance, that any additional amount of loss we may realize above that accrued, if any, upon the ultimate resolution of this matter will not be material to us.
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
Other Disputes
Many of our customers use fuel cards issued by Comdata Inc., or Comdata, to make payments to us. On September 12, 2016, we received a letter from Comdata alleging that we were in default under the Comdata Merchant Agreement, of December 15, 2010, (as amended on December 14, 2011) by and between Comdata and us, or the Comdata Merchant Agreement, pursuant to which we agreed to accept Comdata fuel cards for certain purchases by our customers through January 2, 2022. The September 12, 2016, letter from Comdata alleges default under the Comdata Merchant Agreement due to our purported failure to comply with a separate agreement with Comdata to install radio frequency identification, or RFID, technology at 224 of our company operated travel center locations. In its letter, Comdata threatened to terminate both agreements unless we cured the alleged default on or before October 13, 2016. Although we disputed, and continue to dispute, Comdata's assertions, by letter dated October 13, 2016, we informed Comdata that we had substantially completed installation of the RFID technology, that the technology had been installed and was operational at 201 of our travel center locations, that one location had been operational but was damaged and under repair, and that the remaining 22 travel center locations would be outfitted with the RFID technology as soon as we received the required hardware and licenses previously ordered from Comdata. On November 3, 2016, we received a letter from Comdata purporting to terminate both agreements effective immediately and offering to continue the terms of the agreements for up to 90 days. The Comdata Merchant Agreement provides that in the event that either party engages legal counsel to enforce, protect or preserve any rights it might have under such agreement, the prevailing party shall be entitled to recover its reasonable attorney’s fees and associated costs, in addition to any other relief to which it may be entitled. We do not believe that Comdata has the right to terminate either of our agreements under the present circumstances and are considering our response.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

6.	Inventory
Inventory consisted of the following:

	September 30, 2016	December 31, 2015
Nonfuel products	$163,641	$159,256
Fuel products	31,588	24,236
Total inventory	$195,229	$183,492

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

7.	Segment Information
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

	Three Months Ended September 30, 2016
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$808,366	$119,375	$19,817	$947,558
Nonfuel	434,712	81,691	9,113	525,516
Rent and royalties from franchisees	3,238	58	1,233	4,529
Total revenues	1,246,316	201,124	30,163	1,477,603

Site level gross margin in excess of site level operating expenses	$131,866	$12,249	$3,097	$147,212

Corporate operating expenses:
Selling, general and administrative			34,812	$34,812
Real estate rent			66,573	66,573
Depreciation and amortization			22,698	22,698
Income from operations				23,129

Acquisition costs			225	225
Interest expense, net			7,200	7,200
Income from equity investees			1,534	1,534
Income before income taxes				17,238
Provision for income taxes			6,263	6,263
Net income				10,975
Less net income for noncontrolling interests				77
Net income attributable to common shareholders				$10,898

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30, 2015
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$943,291	$69,733	$18,122	$1,031,146
Nonfuel	431,318	43,082	246	474,646
Rent and royalties from franchisees	3,201	—	—	3,201
Total revenues	1,377,810	112,815	18,368	1,508,993

Site level gross margin in excess of site level operating expenses	$121,359	$7,421	$485	$129,265

Corporate operating expenses:
Selling, general and administrative			$29,760	$29,760
Real estate rent			60,616	60,616
Depreciation and amortization			17,445	17,445
Income from operations				21,444

Acquisition costs			1,755	1,755
Interest expense, net			5,042	5,042
Income from equity investees			1,336	1,336
Income before income taxes				15,983
Provision for income taxes			6,157	6,157
Net income				9,826
Less net income for noncontrolling interests				—
Net income attributable to common shareholders				$9,826

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

	Nine Months Ended September 30, 2016
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$2,222,962	$311,199	$54,136	$2,588,297
Nonfuel	1,248,533	220,562	16,591	1,485,686
Rent and royalties from franchisees	10,556	249	2,330	13,135
Total revenues	3,482,051	532,010	73,057	4,087,118

Site level gross margin in excess of site level operating expenses	$353,645	$27,188	$6,999	$387,832

Corporate operating expenses:
Selling, general and administrative			$101,787	$101,787
Real estate rent			194,838	194,838
Depreciation and amortization			64,545	64,545
Income from operations				26,662

Acquisition costs			2,286	2,286
Interest expense, net			20,761	20,761
Income from equity investees			3,572	3,572
Income before income taxes				7,187
Provision for income taxes			2,571	2,571
Net income				4,616
Less net income for noncontrolling interests				141
Net income attributable to common shareholders				$4,475

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

	Nine Months Ended September 30, 2015
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$2,976,528	$134,600	$48,271	$3,159,399
Nonfuel	1,234,468	95,678	640	1,330,786
Rent and royalties from franchisees	9,392	—	—	9,392
Total revenues	4,220,388	230,278	48,911	4,499,577

Site level gross margin in excess of site level operating expenses	$371,009	$12,450	$2,181	$385,640

Corporate operating expenses:
Selling, general and administrative			$87,438	$87,438
Real estate rent			169,528	169,528
Depreciation and amortization			53,086	53,086
Income from operations				75,588

Acquisition costs			3,296	3,296
Interest expense, net			16,461	16,461
Income from equity investees			3,156	3,156
Loss on extinguishment of debt			10,502	10,502
Income before income taxes				48,485
Provision for income taxes			19,158	19,158
Net income				29,327
Less net income for noncontrolling interests				—
Net income attributable to common shareholders				$29,327

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or our Annual Report. Amounts are in thousands of dollars or gallons unless indicated otherwise. Unless the context indicates otherwise, references to our convenience stores and restaurants refer to our standalone convenience stores and restaurants and not the convenience stores and restaurants located at our travel centers or restaurants at our convenience stores.

Company Overview
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company. As of September 30, 2016, we operated and franchised 540 travel center, standalone convenience store and standalone restaurant locations described below. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants, franchisees and dealers.
We manage our business on the basis of two reportable segments, travel centers and convenience stores. See Note 1 and Note 7 to the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for more information about our reportable segments. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of September 30, 2016, our business included 255 travel centers in 43 states in the United States, or U.S., primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 178 operated under the "TravelCenters of America" and "TA" brand names, or the TA brand, and 77 operated under the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand. Of our 255 travel centers at September 30, 2016, we owned 29, we leased 199, including 197 that we leased from Hospitality Properties Trust, or HPT, we operated two for a joint venture in which we own a noncontrolling interest and our franchisees owned or leased from others 25. We operated 225 of our travel centers and franchisees operated 30 travel centers, including five we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, and various customer amenities. We report this portion of our business as our travel center segment.
As of September 30, 2016, our business included 233 convenience stores in 11 states in the U.S. We operate our convenience stores primarily under the "Minit Mart" brand name, or the Minit Mart brand. Of these 233 convenience stores at September 30, 2016, we owned 198, we leased 32, including one that we leased from HPT, and we operated three for a joint venture in which we own a noncontrolling interest. Our convenience stores offer gasoline as well as a variety of nonfuel products, including coffee, groceries, fresh foods and quick service restaurants. We report this portion of our business as our convenience store segment.
As of September 30, 2016, our business included 52 standalone restaurants in 15 states in the U.S. operated primarily under the "Quaker Steak & Lube" brand name, or the QSL brand. Of our 52 standalone restaurants at September 30, 2016, we owned five, we leased seven, we operated one for a joint venture in which we own a noncontrolling interest and 39 were owned or leased from others by our franchisees. We report this portion of our business within corporate and other in our segment information.
Executive Summary
Our revenues and income are subject to material changes as a result of market prices and the availability of diesel fuel and gasoline. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in supply and demand that are often the result of changes in the macroeconomic environment. Over the past few years there have been significant changes in the cost of fuel. During the three and nine months ended September 30, 2016, the average fuel price was 9.2% and 24.6%, respectively, below the average fuel price during the three and nine months ended September 30, 2015. Some current economic forecasts reflect continued low prices for fuel; however, as noted above, various factors and events can cause fuel prices to change, sometimes suddenly and sharply.

Due to the volatility of our fuel costs and our pricing to fuel customers, we believe that fuel revenue is not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin. We therefore consider fuel sales volume and fuel gross margin to be better measures of our performance. We generally are able to pass changes in our cost for fuel products to customers, but typically with a delay, such that during periods of rising fuel commodity prices, fuel gross margins per gallon tend to be lower than they otherwise may have been, and during periods of falling fuel commodity prices fuel gross margins per gallon tend to be higher than they otherwise may have been. Increases and volatility in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements. For more information about fuel market risks that may affect us and our actions to mitigate those risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.
We believe that demand for fuel by trucking companies for any given level of trucking activity will be reduced over time by technological innovations that permit, and regulations that encourage, require or give rise to, improved fuel efficiency of motor vehicle engines, and other fuel conservation practices. We believe these factors, combined with managing our fuel sales pricing to balance sales volume and profitability and lower levels of freight activity, were contributors to decreases in the level of fuel sales volumes we realized on a same site basis for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015. Our fuel sales volume increased during the three and nine months ended September 30, 2016, primarily as a result of sites we acquired since the beginning of the three and nine months ended September 30, 2015, respectively.
Our fuel gross margin and fuel gross margin per gallon for the three months ended September 30, 2016, were higher than those in the three months ended September 30, 2015, due to newly acquired locations and a continued focus on managing our fuel gross margin by balancing competitive pricing decisions with their impact on sales volume. Our fuel gross margin and fuel gross margin per gallon for the nine months ended September 30, 2016, were lower than those in the nine months ended September 30, 2015, primarily due to a favorable purchasing environment in the first four months of 2015 that did not recur in the nine months ended September 30, 2016.
The increase in our net income attributable to common shareholders for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, was primarily attributable to our recently acquired sites. The decrease in our net income attributable to common shareholders we experienced for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was primarily due to lower fuel gross margin for the 2016 period for the reasons noted above as well as the effect of expenses associated with recently acquired sites.

Factors Affecting Comparability
Transaction Agreement with HPT
On June 1, 2015, we entered a transaction agreement with HPT. On June 22, 2016, we and HPT amended the transaction agreement. We refer to the amended transaction agreement as the Transaction Agreement. Under the Transaction Agreement, among other things, we agreed to sell to HPT four travel centers upon the completion of their development at a purchase price equal to their development costs, including the cost of the land, and two existing travel centers owned by us, and HPT agreed to lease back these properties to us under the HPT Leases. See Note 12 to the Notes to Consolidated Financial Statements included in Item 15 of our Annual Report for more information about our sale leaseback and other related transactions with HPT.
On March 31, 2016, we sold one of the development properties to HPT for $19,683, and we and HPT amended our TA Lease 4 to add this property and increase our minimum annual rent under this lease by $1,673.
On June 22, 2016, we sold two existing travel centers for an aggregate of $23,876, and we and HPT amended our TA Lease 1 and TA Lease 3 to add these properties and increase our minimum annual rent under these leases by $1,121 and $908, respectively.
On June 30, 2016, we sold one of the development properties to HPT for $22,297, and we and HPT amended our TA Lease 2 to add this property. Our minimum annual rent under our TA Lease 2 increased by $1,895.
On September 30, 2016, we sold one of the development properties to HPT for $16,557, and we and HPT amended our TA Lease 2 to add this property. Our minimum annual rent under out TA Lease 2 increased by $1,407.

See Note 4 to the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for more information about our transaction agreement with HPT.
Recently Acquired Sites
From the beginning of 2015 through September 30, 2016, we acquired three travel centers, 198 convenience stores, 12 standalone restaurants and franchise agreements for an additional 39 restaurants. As of September 30, 2016, our investments in these acquired travel centers, convenience stores and standalone restaurants totaled $19,017, $377,811 and $32,171, respectively. We estimate that we will invest an additional $9,355 to complete the expansion and renovation of these travel centers, $7,344 to complete the rebranding, expansion and improvements of these convenience stores and $1,719 to complete the renovation and improvements of these restaurants. We are also currently planning to invest an additional $5,370 to make certain improvements to travel centers acquired prior to 2015.
Since our current acquisition program began in 2011, and through the third quarter of 2016, we have acquired 317 travel centers, convenience stores and standalone restaurants. As of September 30, 2016, our investments, including improvements, in these travel centers, convenience stores and standalone restaurants acquired totaled $321,897, $444,302 and $32,171 respectively. We estimate that we will invest an additional $14,725 to complete the expansion and renovation of certain of these travel centers, $7,344 to complete the rebranding, expansion and improvements of certain of these convenience stores and $1,719 to complete renovation and improvements of certain of these standalone restaurants. Of the 317 locations acquired since 2011, we operate 277 of the locations and franchisees operate 40. The 317 locations we acquired generated site level gross margin in excess of site level operating expenses of $89,961 in the time we owned them during the twelve months ended September 30, 2016, and are expected to generate additional amounts of site level gross margin in excess of site level operating expenses when these acquired sites become fully stabilized, although there can be no assurance that these locations will operate profitably or that our profits from these locations will increase.
The cost of capital improvements to recently purchased travel centers and the development of new travel centers are often substantial and require a long period of time to plan, design, permit and complete; and, after being completed, the improved, or new, travel centers require a period of time to become part of our customers' supply networks and produce stabilized financial results. We estimate that the travel centers we acquire or develop generally will reach stabilization in approximately the third year after acquisition or completion of development. We estimate that the convenience stores we acquire generally will reach stabilization in approximately one year after acquisition. Actual results for travel centers and convenience stores can vary widely from these estimates due to many factors, some of which are outside our control, and there can be no assurance that acquired sites will operate profitably.

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

Results of Operations
Consolidated Financial Results
The following table presents changes in our operating results for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenues:
Fuel	$947,558	$1,031,146	(8.1)%	$2,588,297	$3,159,399	(18.1)%
Nonfuel	525,516	474,646	10.7%	1,485,686	1,330,786	11.6%
Rent and royalties from franchisees	4,529	3,201	41.5%	13,135	9,392	39.9%
Total revenues	1,477,603	1,508,993	(2.1)%	4,087,118	4,499,577	(9.2)%

Gross margin:
Fuel	110,033	102,550	7.3%	303,727	311,224	(2.4)%
Nonfuel	280,234	252,729	10.9%	796,724	722,157	10.3%
Rent and royalties from franchisees	4,529	3,201	41.5%	13,135	9,392	39.9%
Total gross margin	394,796	358,480	10.1%	1,113,586	1,042,773	6.8%

Operating expenses:
Site level operating	247,584	229,215	8.0%	725,754	657,133	10.4%
Selling, general and administrative	34,812	29,760	17.0%	101,787	87,438	16.4%
Real estate rent	66,573	60,616	9.8%	194,838	169,528	14.9%
Depreciation and amortization	22,698	17,445	30.1%	64,545	53,086	21.6%
Total operating expenses	371,667	337,036	10.3%	1,086,924	967,185	12.4%

Income from operations	23,129	21,444	7.9%	26,662	75,588	(64.7)%

Acquisition costs	225	1,755	(87.2)%	2,286	3,296	(30.6)%
Interest expense, net	7,200	5,042	42.8%	20,761	16,461	26.1%
Income from equity investees	1,534	1,336	14.8%	3,572	3,156	13.2%
Loss on extinguishment of debt	—	—	—%	—	10,502	NM
Income before income taxes	17,238	15,983	7.9%	7,187	48,485	(85.2)%
Provision for income taxes	6,263	6,157	1.7%	2,571	19,158	(86.6)%
Net income	10,975	9,826	11.7%	4,616	29,327	(84.3)%
Less net income for noncontrolling interests	77	—	NM	141	—	NM
Net income attributable to common shareholders	$10,898	$9,826	10.9%	$4,475	$29,327	(84.7)%

Revenues. Fuel revenues for the three and nine months ended September 30, 2016, decreased from the three and nine months ended September 30, 2015, by $83,588, or 8.1%, and $571,102, or 18.1%, respectively. The tables below show the change in sales volumes and fuel revenues by segment. Corporate and other fuel gallons sold and fuel revenues represent wholesale sales to the joint venture we operate and to other retailers.

	Three Months Ended September 30,			Nine Months Ended September 30,
Fuel Gallons Sold	2016	2015	Change	2016	2015	Change
Travel centers	487,114	507,196	(4.0)%	1,446,793	1,495,557	(3.3)%
Convenience stores	68,680	34,493	99.1%	189,867	67,509	181.2%
Corporate and other	11,646	8,617	35.2%	32,938	22,645	45.5%
Consolidated totals	567,440	550,306	3.1%	1,669,598	1,585,711	5.3%

	Three Months Ended September 30,			Nine Months Ended September 30,
Fuel Revenues	2016	2015	Change	2016	2015	Change
Travel centers	$808,366	$943,291	(14.3)%	$2,222,962	$2,976,528	(25.3)%
Convenience stores	119,375	69,733	71.2%	311,199	134,600	131.2%
Corporate and other	19,817	18,122	9.4%	54,136	48,271	12.2%
Consolidated totals	$947,558	$1,031,146	(8.1)%	$2,588,297	$3,159,399	(18.1)%
The decreases in fuel revenue for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, were due to significant decreases in market prices for fuel and lower fuel sales volume in our travel center segment, partially offset by increases in fuel sales volume in our convenience store segment as a result of newly acquired locations.
Nonfuel revenues for the three and nine months ended September 30, 2016, increased by $50,870, or 10.7%, and $154,900, or 11.6%, respectively, compared to the three and nine months ended September 30, 2015, primarily as a result of newly acquired locations.
Fuel gross margin. Fuel gross margin for the three months ended September 30, 2016, increased by $7,483, or 7.3%, compared to the three months ended September 30, 2015; this increase in fuel gross margin was primarily due to recently acquired locations and our managing fuel sales profitability by balancing sales volume and pricing. Fuel gross margin for the nine months ended September 30, 2016, decreased $7,497, or 2.4%, compared to the nine months ended September 30, 2015. This decrease in fuel gross margin was primarily due to a favorable purchasing environment in the first four months of 2015 that did not recur in the nine months ended September 30, 2016, partially offset by the positive effect of recently acquired locations.
Nonfuel gross margin. Nonfuel gross margin for the three and nine months ended September 30, 2016, increased by $27,505, or 10.9%, and $74,567, or 10.3%, respectively compared to the three and nine months ended September 30, 2015, due primarily to recently acquired sites and our pricing and marketing initiatives. Nonfuel gross margin as a percentage of nonfuel revenues was 53.3% and 53.2% for the three months ended September 30, 2016 and 2015, respectively, and 53.6% and 54.3%, for the nine months ended September 30, 2016 and 2015, respectively. Nonfuel gross margin percentage for the three months ended September 30, 2016, remained relatively flat, whereas nonfuel gross margin percentage for the nine months ended September 30, 2016, decreased compared to the nine months ended September 30, 2015. This decrease in nonfuel gross margin percentage is primarily due to the inclusion of additional convenience stores, as a result of acquisitions since the beginning of 2015. Nonfuel gross margin percentage in our convenience store operations is typically lower than the nonfuel gross margin percentage for our travel center operations.
Site level operating expenses. Site level operating expenses for the three and nine months ended September 30, 2016, increased by $18,369, or 8.0%, and $68,621, or 10.4%, respectively, compared to the three and nine months ended September 30, 2015 due primarily to the newly acquired convenience stores and restaurants. Site level operating expenses as a percentage of nonfuel revenue were 47.1% and 48.3% for the three months ended September 30, 2016 and 2015, respectively, and 48.8% and 49.4% for the nine months ended September 30, 2016 and 2015, respectively. These improved expense ratios reflect both the larger portion of our operations conducted at standalone convenience stores and the continued stabilization of our recently acquired sites.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2016, increased by $5,052, or 17.0%, and $14,349, or 16.4%, respectively, compared to the three and nine months ended September 30, 2015. The increases in selling, general and administrative expenses were primarily attributable to increased personnel required to support the growth of our business, as well as increased spending on marketing and promotional activities.
Real estate rent expense. Real estate rent expense for the three and nine months ended September 30, 2016, increased by $5,957, or 9.8%, and $25,310, or 14.9%, respectively, compared to the three and nine months ended September 30, 2015. The increase in real estate rent expense was primarily a result of the sale to, and lease back from, HPT of travel centers and improvements at leased sites since the beginning of 2015.
Depreciation and amortization expense. Depreciation and amortization expense for the three and nine months ended September 30, 2016, increased by $5,253, or 30.1%, and $11,459, or 21.6%, respectively, from the three and nine months ended September 30, 2015. The increase in depreciation and amortization expense primarily resulted from the locations we acquired and other capital investments we completed (and did not subsequently sell to HPT) since the beginning of 2015. The increase was partially offset by the reduction in our depreciable assets as a result of the sale to, and lease back from, HPT in June 2015 and September 2015 of 14 owned travel centers and certain assets we owned at 11 properties leased from HPT, as well as the sale to, and lease back from, HPT of two properties in 2016.
Interest expense, net. Interest expense, net, for the three and nine months ended September 30, 2016, increased by $2,158, or 42.8%, and $4,300, or 26.1%, respectively, from the three and nine months ended September 30, 2015. The increases in interest expense, net were primarily a result of our issuance of $100,000 of 8.00% Senior Notes due 2030 in October 2015.
Provision for income taxes. The income tax provision reflects an effective tax rate of 36.3% and 38.5% for the three months ended September 30, 2016 and 2015, respectively, and 35.8% and 39.5% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due to certain tax credits that were enacted in December of 2015 and applied retrospectively for 2015 and prospectively for 2016.

Segment Results of Operations
The following is a discussion of fuel and nonfuel revenue and site level gross margin in excess of site level operating expenses by reportable segment.
As part of this discussion and analysis of our reportable segment operating results we refer to increases and decreases in results on a same site basis. We include a location in the same site comparisons only if we continuously operated it for the entire duration since the beginning of the earliest comparative period presented, with the exception of locations we operate that are owned by an unconsolidated joint venture in which we own a noncontrolling interest. Same site data also excludes revenues and expenses that were not generated at locations we operate, such as rent and royalties from franchisees, revenues from the dealer operated convenience store and corporate level selling, general and administrative expenses. We do not exclude locations from the same site comparisons as a result of capital improvements to the site or changes in the services offered.

Travel Centers
The following table presents changes in the operating results of our travel center segment for the three and nine months ended September 30, 2016, as compared with the three and nine months ended September 30, 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change		2016	2015	Change
Number of company operated travel center locations	225	223	2		225	223	2
Number of franchise operated travel center locations	30	30	—		30	30	—

Fuel:
Fuel sales volume (gallons)	487,114	507,196	(4.0)%		1,446,793	1,495,557	(3.3)%
Fuel revenues	$808,366	$943,291	(14.3)%		$2,222,962	$2,976,528	(25.3)%
Fuel gross margin	94,915	93,239	1.8%		264,446	296,712	(10.9)%
Fuel gross margin per gallon	$0.195	$0.184	6.0%		$0.183	$0.198	(7.6)%

Nonfuel:
Nonfuel revenues	$434,712	$431,318	0.8%		$1,248,533	$1,234,468	1.1%
Nonfuel gross margin	248,967	239,664	3.9%		717,707	692,212	3.7%
Nonfuel gross margin percentage	57.3%	55.6%	170	pts	57.5%	56.1%	140	pts

Total revenues	$1,246,316	$1,377,810	(9.5)%		$3,482,051	$4,220,388	(17.5)%
Total gross margin	347,120	336,104	3.3%		992,709	998,316	(0.6)%
Site level operating expenses	215,254	214,745	0.2%		639,064	627,307	1.9%
Site level operating expenses as a percentage of nonfuel revenues	49.5%	49.8%	(30	)pts	51.2%	50.8%	40	pts
Site level gross margin in excess of site level operating expenses	$131,866	$121,359	8.7%		$353,645	$371,009	(4.7)%

The following table presents our same site operating results for our travel center segment for the three and nine months ended September 30, 2016, as compared with the three and nine months ended September 30, 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change		2016	2015	Change
Number of same site company operated travel center locations	219	219	—		217	217	—

Fuel:
Fuel sales volume (gallons)	481,618	506,167	(4.8)%		1,429,421	1,490,918	(4.1)%
Fuel revenues	$799,060	$941,171	(15.1)%		$2,194,658	$2,967,144	(26.0)%
Fuel gross margin	93,721	92,990	0.8%		260,617	295,094	(11.7)%
Fuel gross margin per gallon	$0.195	$0.184	6.0%		$0.182	$0.198	(8.1)%

Nonfuel:
Nonfuel revenues	$428,110	$430,026	(0.4)%		$1,228,170	$1,229,329	(0.1)%
Nonfuel gross margin	245,655	238,993	2.8%		706,735	689,541	2.5%
Nonfuel gross margin percentage	57.4%	55.6%	180	pts	57.5%	56.1%	140	pts

Total gross margin	$339,376	$331,983	2.2%		$967,352	$984,635	(1.8)%
Site level operating expenses	211,898	213,619	(0.8)%		626,842	623,396	0.6%
Site level operating expenses as a percentage of nonfuel revenues	49.5%	49.7%	(20	)pts	51.0%	50.7%	30	pts
Site level gross margin in excess of site level operating expenses	$127,478	$118,364	7.7%		$340,510	$361,239	(5.7)%
Revenues. Fuel revenues for the three and nine months ended September 30, 2016, decreased by $134,925, or 14.3%, and $753,566, or 25.3%, respectively, from the three and nine months ended September 30, 2015. The table below shows the changes in total fuel revenues of our travel center segment based on price and volume changes between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended September 30, 2015	507,196	$943,291

Decrease due to petroleum products price changes		(102,059)
Decrease due to same site volume changes	(24,549)	(40,127)
Increase due to locations opened	4,467	7,261
Net change from prior year period	(20,082)	(134,925)

Results for the three months ended September 30, 2016	487,114	$808,366

Results for the nine months ended September 30, 2015	1,495,557	$2,976,528

Decrease due to petroleum products price changes		(679,477)
Decrease due to same site volume changes	(61,497)	(93,166)
Increase due to locations opened	12,733	19,077
Net change from prior year period	(48,764)	(753,566)

Results for the nine months ended September 30, 2016	1,446,793	$2,222,962

Fuel revenues primarily reflected decreases in market prices for fuel and sales volume from same sites. On a same site basis, fuel sales volume decreased by 24,549 gallons, or 4.8%, and 61,497 gallons, or 4.1%, during the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015. The decrease in same site fuel sales volume was primarily due to truck engine efficiency improvements and other fuel conservation efforts, as well as our managing fuel sales profitability by balancing sales volume and pricing, the effect of competition and lower levels of freight activity.
Nonfuel revenues for the three and nine months ended September 30, 2016, increased by $3,394, or 0.8%, and $14,065, or 1.1%, respectively, from the three and nine months ended September 30, 2015. The increase in nonfuel revenues was primarily due to nonfuel sales at newly acquired locations partially offset by decreases in nonfuel sales on a same site basis. The decreases on a same site basis were primarily due to lower revenue at full service restaurants due to closing certain of our restaurants during slower night time periods and a decrease in tire sales revenue primarily due to increased competition.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the three months ended September 30, 2016, increased by $10,507, or 8.7%, from the three months ended September 30, 2015, due to both an increase on a same site basis and our recently acquired locations and reflects the net increase in profitability from closing certain of our restaurants during slower night time periods.
On a same site basis, site level gross margin in excess of site level operating expenses increased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, resulting from increases in fuel and nonfuel gross margin due to a continued focus on managing fuel sales pricing to balance sales volume and profitability and a favorable change in the mix of products and services sold, as well as a decrease in site level operating expenses.
Site level gross margin in excess of site level operating expenses for the nine months ended September 30, 2016, decreased by $17,364, or 4.7%, from the nine months ended September 30, 2015, that was due to a decrease of $20,729, or 5.7%, on a same site basis partially offset by an increase due to newly acquired locations.
On a same site basis, site level gross margin in excess of site level operating expenses decreased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, as a result of a decrease in fuel gross margin primarily due to a favorable purchasing experience in the first four months of 2015 that did not recur during the nine months ended September 30, 2016, and an increase in site level operating expenses, partially offset by an increase in nonfuel gross margin due to a favorable change in the mix of products and services sold.

Convenience Stores
The following table presents changes in the operating results of our convenience store segment for the three and nine months ended September 30, 2016, as compared with the three and nine months ended September 30, 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change		2016	2015	Change
Number of company operated convenience store locations	232	183	49		232	183	49
Number of franchise operated convenience store locations	1	1	—		1	1	—

Fuel:
Fuel sales volume (gallons)	68,680	34,493	99.1%		189,867	67,509	181.2%
Fuel revenues	$119,375	$69,733	71.2%		$311,199	$134,600	131.2%
Fuel gross margin	15,059	9,299	61.9%		38,905	14,621	166.1%
Fuel gross margin per gallon	$0.219	$0.270	(18.9)%		$0.205	$0.217	(5.5)%

Nonfuel:
Nonfuel revenues	$81,691	$43,082	89.6%		$220,562	$95,678	130.5%
Nonfuel gross margin	25,015	12,897	94.0%		67,721	29,497	129.6%
Nonfuel gross margin percentage	30.6%	29.9%	70	pts	30.7%	30.8%	(10	)pts

Total revenues	$201,124	$112,815	78.3%		$532,010	$230,278	131.0%
Total gross margin	40,132	22,196	80.8%		106,875	44,118	142.2%
Site level operating expenses	27,883	14,775	88.7%		79,687	31,668	151.6%
Site level operating expenses as a percentage of nonfuel revenues	34.1%	34.3%	(20	)pts	36.1%	33.1%	300	pts
Site level gross margin in excess of site level operating expenses	$12,249	$7,421	65.1%		$27,188	$12,450	118.4%

The following table presents our same site operating results for our convenience store segment for the three and nine months ended September 30, 2016, as compared with the three and nine months ended September 30, 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change		2016	2015	Change
Number of same site company operated convenience store locations	77	77	—		32	32	—

Fuel:
Fuel sales volume (gallons)	21,873	22,279	(1.8)%		31,106	31,903	(2.5)%
Fuel revenues	$37,101	$45,032	(17.6)%		$49,868	$61,839	(19.4)%
Fuel gross margin	4,798	6,198	(22.6)%		6,762	6,700	0.9%
Fuel gross margin per gallon	$0.219	$0.278	(21.2)%		$0.217	$0.210	3.3%

Nonfuel:
Nonfuel revenues	$33,694	$33,545	0.4%		$60,399	$59,782	1.0%
Nonfuel gross margin	10,977	10,317	6.4%		19,839	19,667	0.9%
Nonfuel gross margin percentage	32.6%	30.8%	180	pts	32.8%	32.9%	(10	)pts

Total gross margin	$15,775	$16,515	(4.5)%		$26,601	$26,367	0.9%
Site level operating expenses	10,769	10,842	(0.7)%		16,914	16,989	(0.4)%
Site level operating expenses as a percentage of nonfuel revenues	32.0%	32.3%	(30	)pts	28.0%	28.4%	(40	)pts
Site level gross margin in excess of site level operating expenses	$5,006	$5,673	(11.8)%		$9,687	$9,378	3.3%

Revenues. Fuel revenues for the three and nine months ended September 30, 2016, increased by $49,642, or 71.2%, and $176,599, or 131.2%, respectively, from the three and nine months ended September 30, 2015. The table below shows the changes in total fuel revenues of our convenience store segment based on price and volume changes between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended September 30, 2015	34,493	$69,733

Decrease due to petroleum products price changes		(7,240)
Decrease due to same site volume changes	(406)	(692)
Increase due to locations opened	34,593	57,574
Net change from prior year period	34,187	49,642

Results for the three months ended September 30, 2016	68,680	$119,375

Results for the nine months ended September 30, 2015	67,509	$134,600

Decrease due to petroleum products price changes		(10,730)
Decrease due to same site volume changes	(797)	(1,242)
Increase due to locations opened	123,155	188,571
Net change from prior year period	122,358	176,599

Results for the nine months ended September 30, 2016	189,867	$311,199

The increase in fuel revenues in our convenience store segment was due to sales volume at recently acquired locations, partially offset by decreases in market prices for fuel and a decrease in fuel sales volume on a same site basis. On a same site basis, fuel sales volume decreased by 406 gallons, or 1.8%, and 797 gallons, or 2.5%, respectively, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015. The decrease in same site fuel sales volume was primarily due to our managing fuel sales pricing to balance sales volume and profitability and the effect of competition.
Nonfuel revenues for the three and nine months ended September 30, 2016, increased by $38,609, or 89.6%, and $124,884, or 130.5%, respectively, from the three and nine months ended September 30, 2015. The increases in nonfuel revenues are primarily the result of recently acquired locations. On a same site basis, nonfuel revenue increased modestly, despite the decline in fuel sales volume, as operations at newer sites continued to stabilize.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the three and nine months ended September 30, 2016, increased by $4,828, or 65.1%, and $14,738, or 118.4%, respectively, from the three and nine months ended September 30, 2015, primarily due to recently acquired locations.
On a same site basis, site level gross margin in excess of site level operating expenses decreased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due to a decrease in fuel gross margin primarily resulting from decreases in fuel sales volume.
On a same site basis, site level gross margin in excess of site level operating expenses increased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, due to an increase in fuel gross margin primarily resulting from our continued focus on managing our fuel sales pricing to balance sales volume and profitability, an increase in nonfuel gross margin due to a favorable change in the mix of products and services sold, and a decrease in site level operating expenses.

Liquidity and Capital Resources
Our principal liquidity requirements are to meet our operating and financing costs and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are our:

•	cash balance;

•	operating cash flow;

•	revolving credit facility with a current maximum availability of $200,000, or our Credit Facility, subject to limits based on our qualified collateral;

•	sales to HPT, for an increase in our rent, of improvements we make to the sites we lease from HPT and the development site to be sold to HPT under the Transaction Agreement;

•	potential issuances of new debt and equity securities; and

•	potential financing or selling of unencumbered real estate that we own.
We believe that the primary risks we currently face with respect to our operating cash flow are:

•	the risk of a renewed economic slowdown or recession;

•	continuing decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency and fuel conservation generally;

•	decreased demand for our products and services that we may experience as a result of competition;

•	a significant portion of our expenses are fixed in nature, which may restrict our ability to realize a sufficient reduction in our expenses to offset a reduction in our revenues;

•
the negative impacts on our gross margins and working capital requirements if there were a return to the higher level of prices for petroleum products we experienced during the first half of 2014 and in prior years, as well as the volatility of those prices; and

•	the possible inability of recently acquired or developed properties to generate the stabilized financial results we expect.

Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our growth strategy of selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial additional capital. In addition, our properties are high traffic sites with many customers, including large trucks, entering and exiting our properties daily, requiring us to expend capital to improve, repair and maintain our properties. Although we had a cash balance of $137,288 on September 30, 2016, and net cash provided by operating activities in the first nine months of 2016, there can be no assurance that we will maintain similar amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary.
Liquidity Aspects of Transactions with HPT
Pursuant to the Transaction Agreement, HPT agreed to purchase from us, for our cost, four travel centers then being or to be developed, on land parcels we then owned, upon their completion, if such development were completed prior to June 30, 2017. As of September 30, 2016, we had completed construction of three of these travel centers and had one of these travel centers under construction. On each of March 31, 2016, June 30, 2016, and September 30, 2016, we sold to HPT for $19,683, $22,297, and $16,557, respectively, and leased back from HPT, one of the completed travel centers. Also pursuant to the Transaction Agreement, we agreed to sell to and lease back from HPT two existing travel centers owned by us for an aggregate of $23,876. We expect to sell to HPT the remaining development property during the first quarter of 2017. As of September 30, 2016, we had invested $18,838 (including land costs) for the remaining development property and we estimate a remaining development cost of $9,393.
Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300,000. The Credit Facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. Borrowings under the Credit Facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At September 30, 2016, based on our qualified collateral, a total of $116,211 was available to us for loans and letters of credit under the Credit Facility. At September 30, 2016, there were no loans outstanding under the Credit Facility but we had outstanding $31,818 of letters of credit issued under that facility, which reduce the amount available for borrowing under the Credit Facility, leaving $84,393 available for our use as of that date.
Sources and Uses of Cash
Cash Flow from Operating Activities. During the nine months ended September 30, 2016 and 2015, we had net cash inflows from operating activities of $109,107 and $140,661, respectively. The decrease in operating cash inflows of $31,554 was primarily due to lower operating income and higher working capital levels.
Cash Flow from Investing Activities. During the nine months ended September 30, 2016 and 2015, we had net cash outflows from investing activities of $143,605 and $91,095, respectively. The increase in cash outflows from investing activities resulted from higher capital expenditures due to renovations at recently acquired sites and lower proceeds from asset sales due to the sale to HPT of 14 travel centers and certain assets at other properties leased from HPT in the nine months ended September 30, 2015, pursuant to the Transaction Agreement. These uses of cash were partially offset by lower cash requirements due to a reduction in acquisition activity. See Note 2 and Note 4 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for more information about our acquisitions and transactions with HPT.
Cash Flow from Financing Activities. During the nine months ended September 30, 2016 and 2015, we had net cash outflows from financing activities of $326 and $45,134, respectively. The lower use of cash in financing activities was primarily due to the repayment of a financing obligation during the nine months ended September 30, 2015 of $45,042 for five properties we purchased from HPT that we had previously leased.

Off Balance Sheet Arrangements
As of September 30, 2016, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt owed by Petro Travel Plaza Holdings LLC, or PTP, an entity in which we own a noncontrolling interest. See Note 4 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report and Notes 11 and 12 to the Notes to Consolidated Financial Statements included in Item 15 of our Annual Report for more information about our relationship and transactions with PTP.

Related Party Transactions
We have relationships and historical and continuing transactions with HPT, The RMR Group LLC, or RMR, and others related to them. HPT is our former parent company, our largest shareholder and our principal landlord; RMR provides management services to both us and to HPT and RMR employs certain of our and HPT's executive officers; and we and six other companies to which RMR provides management services own in equal amounts Affiliates Insurance Company, or AIC, an insurance company, and we participate in a combined property insurance program arranged and reinsured in part by AIC. See Note 4 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, and our other filings with the Securities and Exchange Commission, or SEC, for more information about these and other such relationships and related party transactions. In addition, please see the section captioned "Risk Factors" of our Annual Report for a description of risks that may arise as a result of these related party transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related parties, including HPT, RMR and companies to which RMR or its affiliates provide management services.

Environmental and Climate Change Matters
Legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our fuel products, may require us to expend significant amounts and may negatively impact our business. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's, or EPA's, gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel, as well as new fuel efficiency standards for medium and heavy duty commercial trucks released in March 2016, has caused us to add certain services and provide certain products to our customers at a cost to us that we may be unable to pass through to our customers for increased sales revenues. Also, various private initiatives and government regulations to promote fuel efficiency that raise the cost of trucking as compared to other types of freight transport, may decrease the demand for our fuel products and negatively impact our business. For example, pursuant to the President's executive order, in August 2016 the EPA and the National Highway Traffic Safety Administration established final regulations that will phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty trucks beginning in model year 2021 (model year 2018 for certain trailers) through model year 2027, and these regulations are estimated to reduce fuel usage between 9% and 25% (depending on vehicle category) by model year 2027. We may not be able to completely offset the loss of business we may suffer as a result of increasing engine efficiency and other fuel conservation efforts.
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

Item 4.  Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2016.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2016, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "ESTIMATE," "WILL," "MAY" AND NEGATIVES AND DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS THAT APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE STATEMENTS THAT:

•
WE EXPECT THAT LOCATIONS WE ACQUIRE WILL PRODUCE STABILIZED FINANCIAL RESULTS AFTER A PERIOD OF TIME FOLLOWING ACQUISITION, AND THAT THESE LOCATIONS WILL GENERATE ADDITIONAL AMOUNTS OF SITE LEVEL GROSS MARGIN IN EXCESS OF SITE LEVEL OPERATING EXPENSES ONCE FULLY STABILIZED. THIS STATEMENT IMPLIES THAT THE EXPECTED STABILIZATION OF OUR ACQUIRED SITES WILL GENERATE INCREASED NET INCOME. HOWEVER, MANY OF THE LOCATIONS WE HAVE ACQUIRED OR MAY ACQUIRE PRODUCED OPERATING RESULTS THAT CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. ACCORDINGLY, OUR ACQUIRED SITES MAY NOT GENERATE INCREASED NET INCOME OR IT MAY TAKE LONGER THAN WE EXPECT FOR OUR NET INCOME TO INCREASE;

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

•
WE HAVE AGREED TO SELL AND LEASE BACK TO HPT, UPON COMPLETION OF ITS DEVELOPMENT, A FULL SERVICE TRAVEL CENTER. THIS STATEMENT IMPLIES THAT THIS DEVELOPMENT PROJECT AND RELATED SALE AND LEASEBACK TRANSACTION WILL BE COMPLETED. HOWEVER, THERE ARE MANY FACTORS THAT MAY RESULT IN OUR NOT BEING ABLE TO DEVELOP AND SELL AND LEASE BACK THIS ADDITIONAL LOCATION, INCLUDING PERMITTING REQUIREMENTS. ALSO, OUR AND HPT'S OBLIGATIONS UNDER THIS AGREEMENT IS SUBJECT TO VARIOUS TERMS AND CONDITIONS TYPICAL OF LARGE, COMPLEX REAL ESTATE TRANSACTIONS. SOME OF THESE TERMS AND CONDITIONS MAY NOT BE SATISFIED AND, AS A RESULT, THIS TRANSACTION MAY BE DELAYED, MAY NOT OCCUR OR THE TERMS MAY CHANGE;

•
WE CURRENTLY PLAN TO RENOVATE RECENTLY ACQUIRED PROPERTIES AND TO COMPLETE THE DEVELOPMENT OF A PROPERTY. IN ADDITION, THE NATURE OF OUR BUSINESS REQUIRES US TO REGULARLY EXPEND CAPITAL TO RENOVATE, REPAIR AND IMPROVE OUR PROPERTIES. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT WE WILL HAVE SUFFICIENT CAPITAL TO MAKE THESE CAPITAL INVESTMENTS. HOWEVER, THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT. SOME CAPITAL PROJECTS COST MORE AND TAKE LONGER TO COMPLETE THAN ANTICIPATED. CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO COMPLETE IN THE FUTURE (AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, OR FOR OTHER REASONS) MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED. AS A RESULT OF MARKET CONDITIONS OR OTHER CONSIDERATIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND SUCH DEFERRALS MAY HARM OUR BUSINESS OR

REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE. ALSO, WE MAY BE UNABLE TO ACCESS REASONABLY PRICED CAPITAL TO FUND SUCH INVESTMENTS;

•
WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200.0 MILLION SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORY THAT VARY IN AMOUNT FROM TIME TO TIME. ACCORDINGLY, THE AMOUNT AVAILABLE FOR BORROWING (INCLUDING ISSUING LETTERS OF CREDIT) AT ANY TIME MAY BE LESS THAN $200.0 MILLION. AT SEPTEMBER 30, 2016, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY WAS $116.2 MILLION AND WE HAD USED $31.8 MILLION OF THAT AMOUNT FOR OUTSTANDING LETTERS OF CREDIT. THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300.0 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION. HOWEVER, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE NEED OR WANT TO DO SO;

•	WE MAY FINANCE OR SELL UNENCUMBERED REAL ESTATE THAT WE OWN. HOWEVER, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING REAL ESTATE OR HOW LONG IT MAY TAKE TO DO SO; AND

•
WE DO NOT BELIEVE THAT COMDATA HAS THE RIGHT TO TERMINATE ITS AGREEMENTS WITH US, AS COMDATA PURPORTED TO DO BY LETTER DATED NOVEMBER 3, 2016. THESE STATEMENTS IMPLY THAT WE WILL PREVAIL IN OUR CONTRACT DISPUTE WITH COMDATA, OR THAT WE AND COMDATA WILL OTHERWISE RESOLVE THIS DISPUTE AND THAT OUR AGREEMENTS WITH COMDATA WILL REMAIN IN EFFECT WITH NO MATERIAL CHANGES TO THEIR TERMS. HOWEVER, OUTCOMES OF CONTRACT DISPUTES ARE DIFFICULT TO PREDICT AND DEPEND ON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. COMDATA MAY SEEK TO RENEGOTIATE ITS AGREEMENTS WITH US TO INCLUDE HIGHER COSTS TO US OR OTHER TERMS THAT ARE UNFAVORABLE TO US, OR COMDATA MAY STOP SERVICES TO US CAUSING US BUSINESS DISRUPTION OR LOSSES. ALSO, OUR DISPUTE WITH COMDATA MAY RESULT IN LITIGATION. THE OUTCOME OF ANY SUCH LITIGATION IS DIFFICULT TO PREDICT AND SUCH LITIGATION MAY BE EXPENSIVE AND DISTRACTING TO OUR MANAGEMENT.

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

Item 1A.  Risk Factors
On May 18, 2016, the U.S. Department of Labor issued a final rule, or the Final Rule, regarding exemptions from the laws which require employers to pay overtime wages. The Final Rule currently is effective beginning December 1, 2016. The Final Rule materially increases the amount of salary compensation which must be paid to employees in order for those employees to be exempt from the requirement for overtime wages. To comply with the Final Rule, we expect that we will need to pay some increased amounts of overtime wages, to pay increased salaries to certain employees and possibly to hire additional employees. We currently do not believe these increased costs will be material.
Other than the risk factor above, there have been no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed under the "Risk Factors" section of our Annual Report.

Item 5. Other Information
WEX Inc.
On November 5, 2016, we entered into the WEX Merchant Acceptance Agreement, or the WEX Agreement, with WEX Inc., a Delaware corporation, or WEX, pursuant to which we agreed to accept WEX fuel cards for certain purchases for an initial term of sixty months beginning on November 7, 2016, and thereafter automatically renewing for successive twenty-four month terms, unless earlier terminated in accordance with its terms. The WEX Agreement may be terminated under certain circumstances, including: (i) by either party upon six months' notice prior to any scheduled term expiration; (ii) by either party for a material breach that remains uncured following a 30 day cure period; (iii) by either party for bankruptcy related events with respect to the other party; (iv) by us for WEX's non-payment after expiration of specified periods or (v) by WEX upon 180 days' prior notice following certain business combination transactions involving us.
Comdata, Inc.
Many of our customers use fuel cards issued by Comdata Inc., or Comdata, to make payments to us. On September 12, 2016, we received a letter from Comdata alleging that we were in default under the Comdata Merchant Agreement of December 15, 2010 (as amended on December 14, 2011) by and between Comdata and us, or the Comdata Merchant Agreement, pursuant to which we agreed to accept Comdata fuel cards for certain purchases by our customers through January 2, 2022. The September 12, 2016, letter from Comdata alleges default under the Comdata Merchant Agreement due to our purported failure to comply with a separate agreement with Comdata to install radio frequency identification, or RFID, technology at 224 of our company operated travel center locations. In its letter, Comdata threatened to terminate both agreements unless we cured the alleged default on or before October 13, 2016. Although we disputed, and continue to dispute, Comdata's assertions, by letter dated October 13, 2016, we informed Comdata that we had substantially completed installation of the RFID technology, that the technology had been installed and was operational at 201 of our travel center locations, that one location had been operational but was damaged and under repair, and that the remaining 22 travel center locations would be outfitted with the RFID technology as soon as we received the required hardware and licenses previously ordered from Comdata. On November 3, 2016, we received a letter from Comdata purporting to terminate both agreements effective immediately and offering to continue the terms of the agreements for up to 90 days. The Comdata Merchant Agreement provides that in the event that either party engages legal counsel to enforce, protect or preserve any rights it might have under such agreement, the prevailing party shall be entitled to recover its reasonable attorney's fees and associated costs, in addition to any other relief to which it may be entitled. We do not believe that Comdata has the right to terminate either of our agreements under the present circumstances and are considering our response.

Item 6.  Exhibits

Exhibit 3.1	Certificate of Formation of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)

Exhibit 3.2	Composite copy of Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC dated as of May 20, 2013, as amended to date (filed herewith)

Exhibit 3.3	Composite copy of Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC dated as of May 20, 2013, as amended to date (marked) (filed herewith)

Exhibit 3.4
Amended and Restated Bylaws of TravelCenters of America LLC, as amended and restated on September 7, 2016 (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on September 9, 2016)

Exhibit 4.1	Form of share certificate (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)

Exhibit 4.2
Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed January 15, 2013)

Exhibit 4.3
First Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed January 15, 2013)

Exhibit 4.4
Second Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of December 16, 2014 (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A (File No. 001-33274) filed December 16, 2014)

Exhibit 4.5
Third Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of October 5, 2015 (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A (File No. 001-33274) filed December 16, 2014)

Exhibit 4.6	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

Exhibit 4.7	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

Exhibit 4.8	Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

Exhibit 10.1
Development Property Agreement, dated September 30, 2016, between HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 4, 2016)

Exhibit 10.2
Sixth Amendment to Amended and Restated Lease Agreement No. 2, dated September 30, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 4, 2016)

Exhibit 10.3	Sixth Amendment to Amended and Restated Lease Agreement No. 4 dated September 14, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (filed herewith)

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 99.1	Amendment to Property Management Agreement, dated August 1, 2016, between The RMR Group LLC and TA Operating LLC (filed herewith)

Exhibit 101.1
The following materials from TravelCenters of America LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (filed herewith)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

		By:	/s/ Andrew J. Rebholz
Date:	November 8, 2016		Name:	Andrew J. Rebholz
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)