Form 10-K
period 2016-12-31
TRAVELCENTERS OF AMERICA LLC
filed 2017-02-28
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
Commission file number 001-33274

TRAVELCENTERS OF AMERICA LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5701514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24601 Center Ridge Road, Suite 200, Westlake, OH 44145-5639
(Address of Principal Executive Offices)

(440) 808-9100
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares	The NASDAQ Stock Market LLC
8.25% Senior Notes due 2028	The NASDAQ Stock Market LLC
8.00% Senior Notes due 2029	The NASDAQ Stock Market LLC
8.00% Senior Notes due 2030	The NASDAQ Stock Market LLC
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting common shares of beneficial ownership, no par value, or common shares, of the registrant held by non-affiliates was $262.9 million based on the $8.16 closing price per common share on the New York Stock Exchange on June 30, 2016. For purposes of this calculation, an aggregate of 3,026,227 common shares held directly by, or by affiliates of, the directors and the officers of the registrant, plus 3,420,000 common shares held by Hospitality Properties Trust, have been included in the number of common shares held by affiliates.
Number of the registrant's common shares outstanding as of February 27, 2017: 39,520,536.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, or our definitive Proxy Statement.

References in this Annual Report on Form 10-K, or our Annual Report, to "TA," "TravelCenters," the "Company," "we," "us" and "our" include TravelCenters of America LLC and our consolidated subsidiaries unless otherwise stated or the context indicates otherwise.
WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS ANNUAL REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE", "WILL", "MAY" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS THAT APPEAR IN THIS ANNUAL REPORT THAT MAY NOT OCCUR INCLUDE STATEMENTS THAT:

•
OUR OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 2016, REFLECT INCREASES IN NONFUEL SALES AND GROSS MARGIN OVER THE SAME PERIOD LAST YEAR, WHICH MAY IMPLY THAT OUR NONFUEL SALES AND MARGIN WILL CONTINUE TO IMPROVE. HOWEVER, CUSTOMER DEMAND AND COMPETITIVE CONDITIONS, AMONG OTHER FACTORS, MAY SIGNIFICANTLY IMPACT OUR NONFUEL SALES AND THE COSTS OF OUR NONFUEL PRODUCTS MAY INCREASE IN THE FUTURE BECAUSE OF INFLATION OR OTHER REASONS. IF WE ARE NOT ABLE TO PASS INCREASED NONFUEL COSTS TO OUR CUSTOMERS, IF OUR NONFUEL SALES VOLUMES DECLINE OR IF OUR NONFUEL SALES MIX CHANGES IN A MANNER THAT NEGATIVELY IMPACTS OUR NONFUEL MARGIN, OUR NONFUEL SALES AND/OR MARGIN MAY DECLINE;

•
WE HAVE INVESTED AND EXPECT TO CONTINUE TO INVEST TO DEVELOP, ACQUIRE AND IMPROVE TRAVEL CENTERS, CONVENIENCE STORES AND STANDALONE RESTAURANTS AND WE EXPECT THESE INVESTMENTS WILL PRODUCE IMPROVED FINANCIAL RESULTS AFTER A PERIOD OF STABILIZATION. HOWEVER, MANY OF THE LOCATIONS WE HAVE ACQUIRED PRODUCED OPERATING RESULTS THAT CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CONTINUING INCREASES IN GASOLINE AND DIESEL ENGINE EFFICIENCY AND THE IMPACT OF CHANGES IN U.S. AND LOCAL ECONOMIC CONDITIONS ON THE LEVEL OF DEMAND FOR OUR GOODS AND SERVICES. ALSO, OUR FUTURE OPERATING INCOME AND NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS WILL DEPEND UPON MANY FACTORS IN ADDITION TO THE RESULTS REALIZED FROM OUR ACQUIRED LOCATIONS; ACCORDINGLY, ANY INCREASES IN OUR FUTURE INCOME AND NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS MAY TAKE LONGER THAN EXPECTED AND MAY NOT OCCUR;

•
WE HAVE MADE ACQUISITIONS, HAVE AGREED TO MAKE ADDITIONAL ACQUISITIONS, INTEND TO COMPLETE CONSTRUCTION OF A NEW TRAVEL CENTER ON LAND THAT WE OWN AND TO SELL IT TO HOSPITALITY PROPERTIES TRUST, OR HPT, UPON COMPLETION OF ITS DEVELOPMENT AND EXPECT THAT WE MAY DEVELOP NEW TRAVEL CENTERS IN THE FUTURE ON LAND WE OWN. THESE STATEMENTS MAY IMPLY THAT OUR PENDING AND CONTEMPLATED ACQUISITIONS, DEVELOPMENT PROJECTS AND SALE TO HPT AND OTHER FUTURE DEVELOPMENT PROJECTS WILL BE COMPLETED AND THAT THESE COMPLETED EVENTS WILL IMPROVE OUR FUTURE PROFITS. HOWEVER, OUR ACQUISITIONS ARE SUBJECT TO CLOSING CONDITIONS THAT MAY NOT BE MET AND AS A RESULT OUR PLANNED ACQUISITIONS MAY NOT BE COMPLETED OR MAY BE DELAYED OR THEIR TERMS MAY CHANGE. FURTHER, THERE ARE MANY FACTORS THAT MAY RESULT IN OUR NOT BEING ABLE TO ACQUIRE, RENOVATE AND DEVELOP ADDITIONAL LOCATIONS THAT YIELD PROFITS, INCLUDING COMPETITION FOR SUCH ACQUISITIONS FROM OTHER BUYERS, OUR INABILITY TO NEGOTIATE ACCEPTABLE PURCHASE TERMS AND THE POSSIBILITY THAT WE MAY NEED TO USE OUR AVAILABLE FUNDS FOR OTHER PURPOSES. WE MAY DETERMINE TO DELAY OR NOT TO PROCEED WITH PENDING ACQUISITIONS OR DEVELOPMENT PROJECTS. ALTHOUGH WE HAVE AN AGREEMENT TO SELL TO, AND LONG TERM LEASE BACK FROM, HPT A DEVELOPMENT PROPERTY UPON ITS COMPLETION, HPT'S PURCHASE IS SUBJECT TO CONDITIONS AND THOSE CONDITIONS MAY NOT BE SATISFIED. ALSO, OUR DEVELOPMENT COSTS COULD EXCEED THE MAXIMUM AMOUNT HPT HAS AGREED TO FUND AND FUTURE DEVELOPMENT COSTS WE MAY INCUR MAY RENDER POSSIBLE FUTURE DEVELOPMENT

PROJECTS UNPROFITABLE. MOREOVER, MANAGING AND INTEGRATING ACQUIRED AND DEVELOPED LOCATIONS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED AND INVOLVE RISKS OF FINANCIAL LOSSES. WE MAY NOT OPERATE OUR ACQUIRED OR DEVELOPED LOCATIONS AS PROFITABLY AS WE NOW EXPECT;

•
WE CURRENTLY PLAN TO CONTINUE TO INVEST IN NEW AND EXISTING LOCATIONS. AN IMPLICATION OF THIS STATEMENT MAY BE THAT WE HAVE OR WILL HAVE SUFFICIENT CAPITAL TO MAKE THE INVESTMENTS WE HAVE IDENTIFIED AS WELL AS OTHER INVESTMENTS THAT WE HAVE NOT YET IDENTIFIED. HOWEVER, THERE CAN BE NO ASSURANCE THAT WE WILL HAVE SUFFICIENT CAPITAL FOR SUCH INVESTMENTS. THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT. SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND THE PROCEEDS FROM OUR SALES OF IMPROVEMENTS, IF ANY, TO HPT MAY BE LESS THAN ANTICIPATED. CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO COMPLETE IN THE FUTURE (AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, DEMANDS OF OUR CUSTOMERS, OR FOR OTHER REASONS) MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED. SOME CAPITAL PROJECTS TAKE MORE TIME TO COMPLETE THAN ANTICIPATED. AS A RESULT OF MARKET CONDITIONS OR OTHER CONSIDERATIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND ANY SUCH DEFERRALS MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE. ALSO, WE MAY BE UNABLE TO ACCESS REASONABLY PRICED CAPITAL TO COMPLETE SUCH INVESTMENTS IN THE FUTURE;

•
WE ARE CURRENTLY ENGAGED IN LITIGATION AGAINST FLEETCOR TECHNOLOGIES INC., OR FLEETCOR, AND ITS SUBSIDIARY COMDATA INC., OR COMDATA. THIS ANNUAL REPORT STATES THAT WE BELIEVE COMDATA HAS WRONGFULLY ATTEMPTED TO TERMINATE OUR AGREEMENTS WITH COMDATA, INCLUDING THE AGREEMENT FOR COMDATA TO PROCESS PAYMENTS THAT WE ACCEPT USING COMDATA ISSUED FUEL CARDS FOR CONTRACTUALLY AGREED FEES. THE DELAWARE COURT OF CHANCERY, WHERE THIS LITIGATION IS PENDING, HAS DENIED OUR REQUESTS FOR A PRELIMINARY INJUNCTION AND FOR PARTIAL PRE-TRIAL JUDGMENT ON THE PLEADINGS AND COMDATA HAS UNILATERALLY RAISED THE FEES IT CHARGES US BY APPROXIMATELY $850 THOUSAND TO $1 MILLION PER MONTH BEGINNING FEBRUARY 1, 2017. A TRIAL OF THIS DISPUTE IS SCHEDULED TO BEGIN IN APRIL 2017. WE HOPE TO RECOVER THE ADDITIONAL FEES CURRENTLY BEING CHARGED TO US PLUS STATUTORY PENALTIES AND LITIGATION COSTS AT THIS TRIAL. HOWEVER, DESPITE OUR BELIEF IN THE MERITS OF OUR POSITIONS IN THIS LITIGATION, WE MAY NOT PREVAIL IN THIS PENDING LITIGATION. WE MAY NOT RECOVER THE INCREASED FEES WE HAVE BEEN CHARGED SINCE FEBRUARY 1, 2017. MOREOVER, THESE INCREASED FEES MAY CONTINUE IN THE FUTURE OR MAY BE INCREASED FURTHER. IF WE DO NOT PREVAIL IN THIS LITIGATION, WE WILL NO LONGER HAVE A MERCHANT AGREEMENT WITH COMDATA AND, IF WE DO NOT THEN ENTER A NEW MERCHANT AGREEMENT WITH COMDATA, WE MAY LOSE A MATERIAL AMOUNT OF FUTURE BUSINESS FROM OUR CUSTOMERS WHO USE COMDATA ISSUED FUEL CARDS. EVEN IF WE PREVAIL IN THIS LITIGATION, WE MAY NEED TO REACH A NEW AGREEMENT WITH FLEETCOR AND COMDATA REGARDING FEES BEFORE OUR MERCHANT AGREEMENT EXPIRES ACCORDING TO ITS PRESENT TERMS ON JANUARY 2, 2022. MOREOVER, THE CONTINUATION OF THIS LITIGATION IS DISTRACTING TO OUR MANAGEMENT AND IT IS EXPENSIVE, AND THIS DISTRACTION AND EXPENSE MAY CONTINUE BEYOND THE CURRENTLY SCHEDULED TRIAL BECAUSE OF DELAYS, APPEALS AND OTHERWISE;

•
WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200.0 MILLION, WHICH WE REFER TO AS OUR CREDIT FACILITY. HOWEVER, THE MAXIMUM AMOUNT AVAILABLE TO US FOR BORROWINGS AND LETTERS OF CREDIT IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORY THAT VARY IN AMOUNT FROM TIME TO TIME. ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200.0 MILLION. AT DECEMBER 31, 2016, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY WAS $102.6 MILLION, OF WHICH WE HAD USED $23.1 MILLION FOR OUTSTANDING LETTERS OF CREDIT. THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION. HOWEVER, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE OUR CREDIT FACILITY SIZE OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY NEED OR WANT TO DO SO;

•
WE HAVE AGREED TO SELL AND LEASE BACK TO HPT, UPON COMPLETION OF ITS DEVELOPMENT, A FULL SERVICE TRAVEL CENTER. THIS STATEMENT MAY IMPLY THAT THIS DEVELOPMENT PROJECT AND RELATED SALE AND LEASEBACK TRANSACTION WILL BE COMPLETED. HOWEVER, THERE ARE MANY FACTORS THAT MAY RESULT IN OUR NOT BEING ABLE TO DEVELOP AND SELL AND LEASE BACK THIS ADDITIONAL LOCATION, INCLUDING PERMITTING REQUIREMENTS. ALSO, OUR AND HPT'S OBLIGATIONS UNDER THIS AGREEMENT ARE SUBJECT TO VARIOUS TERMS AND CONDITIONS TYPICAL OF LARGE, COMPLEX REAL ESTATE TRANSACTIONS. SOME OF THESE TERMS AND CONDITIONS MAY NOT BE SATISFIED AND, AS A RESULT, THIS TRANSACTION MAY BE DELAYED, MAY NOT OCCUR OR THE TERMS MAY CHANGE; AND

•	WE MAY FINANCE OR SELL UNENCUMBERED REAL ESTATE THAT WE OWN. HOWEVER, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE.
THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

•
THE TREND TOWARDS IMPROVED FUEL EFFICIENCY OF MOTOR VEHICLE ENGINES AND OTHER FUEL CONSERVATION AND ALTERNATIVE FUEL PRACTICES EMPLOYED BY OUR CUSTOMERS AND ALTERNATIVE FUEL TECHNOLOGIES THAT MAY BE DEVELOPED AND WIDELY ADOPTED IN THE FUTURE MAY CONTINUE TO REDUCE THE DEMAND FOR THE FUEL THAT WE SELL AND MAY ADVERSELY AFFECT OUR BUSINESS;

•	COMPETITION WITHIN THE TRAVEL CENTER, CONVENIENCE STORE AND RESTAURANT INDUSTRIES MAY ADVERSELY IMPACT OUR FINANCIAL RESULTS;

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

•
MOST OF OUR TRUCKING COMPANY CUSTOMERS TRANSACT BUSINESS WITH US BY USE OF FUEL CARDS, MOST OF WHICH ARE ISSUED BY THIRD PARTY FUEL CARD COMPANIES. THE FUEL CARD INDUSTRY HAS ONLY A FEW SIGNIFICANT PARTICIPANTS. WE BELIEVE ALMOST ALL TRUCKING COMPANIES USE ONLY ONE FUEL CARD PROVIDER AND HAVE BECOME INCREASINGLY DEPENDENT UPON SERVICES PROVIDED BY THEIR RESPECTIVE FUEL CARD PROVIDER TO MANAGE THEIR FLEETS. FUEL CARD COMPANIES FACILITATE PAYMENTS TO US AND CHARGE US FEES FOR THESE SERVICES. COMPETITION, OR LACK THEREOF, AMONG FUEL CARD COMPANIES MAY RESULT IN FUTURE INCREASES IN OUR TRANSACTION FEE EXPENSES OR WORKING CAPITAL REQUIREMENTS, OR BOTH;

•	FUEL SUPPLY DISRUPTIONS MAY OCCUR, WHICH MAY LIMIT OUR ABILITY TO OBTAIN FUEL;

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, INCLUDING THOSE RELATED TO TAX, EMPLOYMENT AND ENVIRONMENTAL MATTERS, ACCOUNTING

RULES AND FINANCIAL REPORTING STANDARDS, PAYMENT CARD INDUSTRY REQUIREMENTS AND SIMILAR MATTERS MAY INCREASE OUR OPERATING COSTS AND REDUCE OR ELIMINATE OUR PROFITS;

•
WE ARE ROUTINELY INVOLVED IN LITIGATION. DISCOVERY AND COURT DECISIONS DURING LITIGATION OFTEN HAVE UNANTICIPATED RESULTS. LITIGATION IS USUALLY EXPENSIVE AND CAN BE DISTRACTING TO MANAGEMENT. WE CAN NOT BE SURE OF THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE OR MAY BECOME INVOLVED;

•	ACTS OF TERRORISM, GEOPOLITICAL RISKS, WARS, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS; AND

•
ALTHOUGH WE BELIEVE THAT WE BENEFIT FROM OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING HPT, THE RMR GROUP LLC, AFFILIATES INSURANCE COMPANY AND OTHERS AFFILIATED WITH THEM, ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH RELATED PARTIES MAY PRESENT A CONTRARY APPEARANCE OR RESULT IN LITIGATION AND THE BENEFITS WE BELIEVE WE MAY REALIZE FROM THE RELATIONSHIPS MAY NOT MATERIALIZE.

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

PART I

Item 1. Business
Business Overview
We are a Delaware limited liability company. As of December 31, 2016, we operated and franchised 540 travel center, standalone convenience store and standalone restaurant locations. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of December 31, 2016, our business included 255 travel centers in 43 states in the United States, or U.S., primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 178 operated under the "TravelCenters of America" and "TA" brand names, or the TA brand, and 77 operated under the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand. Of our 255 travel centers at December 31, 2016, we owned 29, we leased 199, we operated two for a joint venture in which we own a noncontrolling interest and 25 were owned or leased from others by our franchisees. We operated 225 of our travel centers and franchisees operated 30 travel centers, including five we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, and various customer amenities. We report this portion of our business as our travel center segment.
As of December 31, 2016, our business included 233 convenience stores in 11 states in the U.S. We operate our convenience stores primarily under the "Minit Mart" brand name, or the Minit Mart brand. Of these 233 convenience stores at December 31, 2016, we owned 198, we leased 32 and we operated three for a joint venture in which we own a noncontrolling interest. Our convenience stores offer gasoline as well as a variety of nonfuel products and services, including coffee, groceries, some fresh foods, and, in many stores, a QSR and/or car washes. We report this portion of our business as our convenience store segment.
As of December 31, 2016, our business included 52 standalone restaurants in 15 states in the U.S. operated primarily under the "Quaker Steak & Lube" brand name, or the QSL brand. Of our 52 standalone restaurants at December 31, 2016, we owned five, we leased seven, we operated one for a joint venture in which we own a noncontrolling interest and 39 were owned or leased from others by our franchisees. We report this portion of our business within corporate and other in our segment information.
We manage our business on the basis of two reportable segments, travel centers and convenience stores. See Note 15 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our reportable segments. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of December 31, 2016, we employed approximately 14,420 people on a full time basis and 9,891 people on a part time basis at our travel centers, convenience stores and standalone restaurants and we employed an additional 893 people in field management, corporate and other roles to support our locations. Thirty-three of our employees at two travel centers are represented by unions.

Our Growth Strategy
Since 2011, a significant component of our growth strategy has been to acquire and develop additional locations. We currently intend to continue our efforts to selectively acquire and develop properties and businesses and to otherwise grow our business. See Note 2 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report for more information about our acquisitions.

•
During the period 2011 through 2016, we acquired and developed 318 travel centers, convenience stores and standalone restaurants and have invested an aggregate of $855.0 million to develop, purchase and improve these locations.

•
As of December 31, 2016, we had entered agreements to acquire a travel center and the businesses of six standalone restaurants from two of our franchisees for an aggregate purchase price of $19.1 million. To the date of this Annual Report, we completed the purchase of the six standalone restaurants and we expect to complete the remaining travel center acquisition in the first half of 2017, but this purchase is subject to conditions and may not occur, may be delayed or the terms may change.

•
During 2017, to the date of this Annual Report, we entered an agreement to acquire a travel center for a purchase price of $4.2 million. We expect to complete this acquisition in the first half of 2017, but this purchase is subject to conditions and may not occur, may be delayed or the terms may change.

As of December 31, 2016, we had in progress the construction of a travel center on previously undeveloped land we own which we expect to be completed during the first quarter of 2017. During 2016, we completed the construction of two travel centers on parcels of previously undeveloped land we owned and a travel center on owned property that previously included only a convenience store and truck repair facility. We may decide to build additional travel centers or other facilities in the future on other parcels of undeveloped land we own. We occasionally consider purchasing properties for future development and we expect to continue to do so in the future.
We believe that in addition to growing our business through our acquisitions and development plans, we have opportunities to increase revenues and profits through continued investment in our existing properties, including continuing the renovations and stabilization of operations at locations we have acquired recently or may acquire in the future. Recent investments and improvements have included projects such as parking lot expansions, construction of additional truck repair bays, installation of car washes, restaurant remodeling, the installation of additional QSR offerings, installation of biodiesel blending equipment, installation of diesel exhaust fluid, or DEF, dispensers and the expansion of our Reserve-It!® parking, RoadSquad®, RoadSquad Connect®, RoadSquad OnSite® and TA Commercial Tire Network™ offerings.
Typical improvements we make at acquired travel centers include adding truck repair facilities and nationally branded QSRs, paving parking lots, rebranding gasoline offerings, replacing outdated fuel dispensers, installing DEF dispensing systems, changing signage, installing point of sale and other information technology, or IT, systems and general building and cosmetic upgrades. The cost of capital improvements to recently purchased travel centers and the development of new travel centers are often substantial and require a long period of time to plan, design, permit and complete; and, after being completed, the improved, or new, travel centers require a period of time to become part of our customers' supply networks and produce stabilized financial results. We estimate that the travel centers we acquire generally will reach financial stabilization approximately three years after completion of improvements or development, but actual results can vary widely from this estimate due to many factors, some of which are outside our control, and there can be no assurance that acquired locations will operate profitably.
Typical improvements we make at acquired convenience stores include rebranding to the Minit Mart brand, adding QSRs, rebranding gasoline offerings and correction of deferred maintenance. In 2016, we acquired the Quaker Steak & Lube restaurant brand and business and are in the process of improving those operations. Improvements to our convenience store and standalone restaurants require a period of time to plan, design, permit and complete, often followed by a period of time for integration into our operations. We estimate that the convenience stores and standalone restaurants that we have acquired will generally reach financial stabilization approximately one year after acquisition, but the actual results can vary widely from the estimate due to many factors, some of which are outside our control, and there can be no assurance that acquired locations will operate profitably.

Our Travel Center and Convenience Store Locations
Travel Centers
Our typical travel center includes:

•	over 25 acres of land with parking for approximately 200 tractor trailers and 100 cars;

•	a full service restaurant and one or more QSRs that we operate as a franchisee under various brands;

•	a truck repair facility and parts store;

•	multiple diesel and gasoline fueling points, including DEF at the diesel lanes; and

•	a travel store, game room, lounge and other amenities for professional truck drivers and motorists.
Substantially all of our travel centers are full service sites located on or near an interstate highway exit and offer fuel and nonfuel products and services 24 hours per day, 365 days per year.
Our travel center locations offer a broad range of products and services designed to appeal to our customers, including:

•
Fuel. We sell diesel fuel at separate truck fueling lanes and gasoline and diesel fuel at motorist fuel islands. As of December 31, 2016, we offered branded gasoline at 238 of our 255 locations and unbranded gasoline at six of our travel centers operated by our franchisees.

•
Diesel Exhaust Fluid. DEF is an additive that is required by most truck engines manufactured after 2010. As of December 31, 2016, we offered DEF from dispensers on the diesel fueling island at all of our travel centers.

•
Full Service Restaurants and QSRs. Most of our travel centers have both full service restaurants and QSRs that offer customers a wide variety of nationally recognized branded food choices. The substantial majority of our full service restaurants within travel centers are operated under our Iron Skillet® and Country Pride® brands and offer menu table service and buffets. We also operate approximately 35 different brands of QSRs, including Arby's®, Burger King®, Dunkin' Donuts®, Pizza Hut®, Popeye's Chicken & Biscuits®, Starbuck's Coffee®, Subway® and Taco Bell®. As of December 31, 2016, approximately 200 of our travel centers included a full service restaurant, approximately 160 of our travel centers offered at least one QSR and there were a total of approximately 430 QSRs in our 255 travel centers.

•
Truck Service. Most of our travel centers have truck repair and maintenance facilities. Our 243 truck repair and maintenance facilities typically have between two and eight service bays and are staffed by mechanics and service technicians employed by us or our franchisees. These shops generally operate 24 hours per day, 365 days per year and offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes, wheel alignments and tire repair to specialty services such as diagnostics and repair of air conditioning, brakes and electrical systems and diesel filter cleaning. Our repair and maintenance services are generally covered by our warranty. Most of our truck repair and maintenance facilities provide some warranty work on Daimler Trucks North America, or Daimler, brand trucks through our participation in the Freightliner ServicePoint® and Western Star ServicePoint® programs, as described under the heading "Operations - Daimler Agreement" below.

RoadSquad® is a roadside truck service program that operates 24 hours per day, seven days per week and as of December 31, 2016, included a fleet of approximately 600 heavy duty emergency vehicles at our sites. Our service trucks are positioned at our travel centers and centrally dispatched to assist customers with repairs when they are unable to bring their trucks to our travel centers due to a break down.
RoadSquad Connect® is our centralized call center to dispatch both our RoadSquad® vehicles and third party roadside service providers, and is designed to extend the geographic reach of RoadSquad®. RoadSquad Connect® includes service providers in 50 U.S. states and one Canadian province with a total of approximately 1,800 locations as of December 31, 2016.
RoadSquad OnSite® offers truck and trailer repair services at customer facilities and included a fleet of approximately 90 trucks as of December 31, 2016. RoadSquad OnSite® offers various services such as pre-trip truck inspections, U.S. Department of Transportation required inspections, tire repair and replacement, marker light operation checks, brake inspections, truck refurbishings and complete lubrication services.

TA Commercial Tire Network™ is a commercial tire program that began in late 2016 through which we sell a variety of branded tires at our truck repair and maintenance facilities, on customers' lots, distribution centers, through direct sales and under tire manufacturers' national fleet account programs. We believe that the TA Commercial Tire Network™ will position us to successfully respond to customers' demands for tire brands and delivery/install services at competitive pricing.

•
Travel Stores. Our travel stores located at a travel center have a selection of over 4,700 items, including packaged food and snack items, beverages, non-prescription drug and beauty supplies, batteries, automobile accessories, and music and video products. Each travel store also has a "to go" bar offering fresh brewed coffee, hot dogs, prepared sandwiches and other prepared foods. The travel stores in our travel centers also sell items specifically designed for the truck driver's "on the road" lifestyle, including laundry supplies, clothing, truck accessories and a variety of electronics. In 2015, we began to use Minit Mart branding at the travel stores in our travel centers; as of December 31, 2016, 47 of these include Minit Mart signage and branding elements, 22 of which were completed during 2016.

•	Parking. Our travel centers offer the Reserve-It!® parking program, which allows drivers to reserve for a fee a parking space in advance of arriving at a travel center.

•
Additional Driver Services. We believe that trucking fleets can improve the retention and recruitment of truck drivers by directing them to visit large, high quality, full service travel centers with plentiful overnight parking. We offer commercial trucker and other customer loyalty programs, the principal program being the UltraOne® Club, that are similar to the frequent shopper programs offered by other retailers. Drivers receive points for diesel fuel purchases and for spending on selected nonfuel products and services. These points may be redeemed for discounts on nonfuel products and services at our travel centers. In addition, we publish a magazine called RoadKing® which includes articles and advertising of interest to professional truck drivers. Some of our travel centers offer casino gaming. We strive to provide a consistently high level of service and amenities to professional truck drivers at all of our travel centers, making our travel centers an attractive choice for trucking fleets. Most of our travel centers provide truck drivers the amenities listed below:

•	specialized business services, including an information center where drivers can send and receive faxes, overnight mail and other communications;

•	a banking desk where drivers can cash checks and receive funds transfers from fleet operators;

•	wi-fi internet access;

•	a laundry area with washers and dryers;

•	private showers;

•	free exercise facilities; and

•	areas designated for truck drivers only, including a theater or big screen television room with a video player and comfortable seating.
Convenience Stores
Our typical convenience store includes:

•	approximately 10 fueling positions;

•	approximately 3,700 square feet of interior space;

•	at least one QSR offering; and

•	various nonfuel offerings such as coffee, groceries and fresh foods.
The majority of our convenience stores are open 24 hours per day, 365 days per year.

Our convenience store locations offer a broad range of products and services designed to appeal to our customers, including:

•
Fuel. We sell branded gasoline and unbranded diesel fuel at our convenience stores. As of December 31, 2016, we offered branded gasoline at all of our 233 convenience stores and offered unbranded diesel fuel at approximately 32 of our convenience stores.

•
Nonfuel Offerings. Our convenience stores generally have a selection of over 3,100 items, including packaged food and snack items, beverages, beer and wine, tobacco products, non-prescription drug and beauty supplies, batteries, and automobile accessories. Each convenience store also has a "to go" bar offering fresh brewed coffee, fountain drinks, hot dogs, prepared sandwiches and other prepared foods. As of December 31, 2016, 83 of our convenience stores also offered car washes.

•
QSRs. Many of our convenience stores have a nationally recognized branded QSR. We operate 26 different brands of QSRs at our convenience stores, including O'Deli's Subs®, Godfather's Pizza®, Hunt Brothers Pizza®, Subway® and Dunkin' Donuts®. As of December 31, 2016, 105 of our convenience stores offered at least one QSR and there were a total of 187 QSRs in our 233 convenience stores.

Operations
Our travel centers and convenience stores offer similar products and services, and utilize some of the same suppliers, as discussed further below.
Fuel. We sell fuel to our customers at prices that we establish daily or are indexed to market prices and reset daily. For the year ended December 31, 2016, diesel fuel and gasoline revenue represented approximately 74% and 26%, respectively, of our total fuel revenue. For the year ended December 31, 2016, approximately 79% of our diesel fuel was sold at discounts to posted prices to trucking fleet customers. We have numerous sources for our diesel fuel and gasoline supply, including nearly all of the large oil companies operating in the U.S. We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and generally are reset daily. By establishing diesel fuel supply relationships with several alternate suppliers for most locations, we believe we are able to effectively create competition for our purchases among various diesel fuel suppliers. We also believe that purchasing arrangements with multiple diesel fuel suppliers may help us avoid product outages during times of diesel fuel supply disruptions. At some locations, however, there are few suppliers for diesel fuel in that market and we may have only one viable supplier. Generally we have single sources of supply for gasoline at each of our locations. We offer biodiesel at a number of our travel centers and have a limited number of suppliers for this product at those sites.
A large majority of truck drivers use a payment method known as truck "fuel cards," which allows truck drivers to purchase fuel and other goods and services, and permits trucking companies to track fuel and other purchases made by their drivers throughout the United States. Most of our trucking customers transact business with us by use of fuel cards, most of which are issued by third party fuel card companies. The fuel card industry has only two significant participants, FleetCor Technologies, Inc., the parent of Comdata Inc., and its subsidiaries, or FleetCor, and WEX Inc., and its subsidiaries, or WEX. We believe almost all trucking companies use only one fuel card provider and have become increasingly dependent upon the data, reports and other services provided by their respective sole fuel card provider to manage their fleets and simplify their data processing.
Generally our fuel purchases are delivered directly from suppliers' terminals to our locations. We generally do not contract to purchase substantial quantities of fuel to hold as inventory. We generally have three days of diesel fuel and gasoline inventory at our travel centers, and five days of diesel fuel and gasoline inventory at our convenience stores. We believe our exposure to market price increases for diesel fuel and gasoline is partially mitigated by the significant amount of our diesel fuel and gasoline sales that are sold under arrangements that include pricing formulae that reset daily and are indexed to market prices and by us generally not purchasing fuel for delivery other than on the date of purchase. We historically have not engaged in any fixed or hedged price fuel contracts.

Nonfuel Products. We have many sources for the large variety of nonfuel products that we sell. We have developed supply relationships with several suppliers of certain nonfuel products, including Daimler for truck parts, Bridgestone Corporation, Continental AG, Cooper Tire and Rubber Company, Goodyear Tire and Rubber Company, Michelin North America, Inc., Pirelli & C. SpA and Yokohama Tire Corporation for truck tires, McLane Company, Inc. for travel and convenience store and tobacco products, U.S. Foods for restaurant food products and ExxonMobil Oil Corporation and Equilon Enterprises LLC doing business as Shell Oil Products U.S., or Shell, for lubricants. We maintain two distribution centers to distribute certain nonfuel and nonperishable products to our locations using a combination of contract carriers and our fleet of trucks and trailers. We believe these distribution centers allow us to purchase, maintain and transport inventory and supplies at lower costs.
Daimler Agreement. We are party to an agreement with Daimler that extends to July 2019. Daimler is a leading manufacturer of large trucks in North America under the Freightliner and Western Star brand names. Except for locations in Texas, our TA and Petro truck repair and maintenance facilities are, or are expected to be, authorized providers of repair work and specified warranty repairs to Daimler's customers. This is accomplished through the Freightliner ServicePoint® program at TA locations and through the Freightliner and/or Western Star ServicePoint® programs at our Petro locations. Our TA and Petro truck maintenance and repair facilities are also part of Freightliner's 24 hour customer assistance database for emergency and roadside repair referrals and we have access generally to Daimler's parts distribution, service and technical information systems.
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
We believe that although the travel center and truck stop industry is highly fragmented, with approximately 6,400 travel centers and truck stops in the U.S., the largest trucking fleets tend to purchase the majority of their fuel from us and our two largest competitors. We believe that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at the approximately 1,900 travel centers and truck stops that are located at or near interstate highway exits. Based on the number of locations, TA, Pilot Travel Centers LLC, or Pilot, and Love's Travel Stops and Country Stores, Inc., or Love's, are the three largest companies focused principally on the travel center industry. We believe that, during 2016, both of our principal competitors, Pilot and Love's, have added more travel centers to their networks than we have to our network, and in some cases competition from new sites added by Pilot and Love's has negatively impacted our unit results. Nevertheless, we believe we are able to compete successfully in part because many of our travel centers were originally developed years ago when prime real estate locations along the interstate highway system were more readily available than they are today, which we believe would make it difficult to fully replicate our travel center business.
We compete with other travel center and truck stop chains based primarily on diesel fuel prices and the quality, variety and pricing of our nonfuel products, services and amenities. Our truck repair and maintenance facilities compete with other providers of truck repair and maintenance facilities, including some at Pilot and Love's locations. These two competitors have increased their respective numbers of truck repair and maintenance facilities over the past few years; however, they do not currently offer as large a network of repair and maintenance facilities as we do and generally do not offer the breadth of services that we offer. For truck maintenance and repair services, we also compete with regional full service travel center and smaller truck stop chains, full service independently owned and operated travel centers and truck stops, fleet maintenance terminals, independent garages, truck and commercial tire dealerships, truck quick lube facilities and other parts and service centers. We also compete with other full service restaurants, QSRs, mass merchandisers, electronics stores, drugstores, gasoline stations and convenience stores. Some truck fleets own their own fuel, repair and maintenance facilities; however, we believe the long term trend has been toward a reduction in these facilities in favor of obtaining fuel, repair and maintenance services from third parties like us. We believe that we are able to compete successfully because we offer consistent, high quality products and services, and our nationwide travel centers provide an advantage to large trucking fleets, particularly long haul trucking fleets, by enabling them to (i) take advantage of efficiencies afforded by the wide array of products and services our travel centers provide for their equipment and their drivers and (ii) reduce the number of their suppliers by routing their trucks through our travel centers nationwide.

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
Convenience Stores
The convenience store industry is highly competitive with ease of entry and constant changes in the number and types of retailers offering products and services similar to those we offer. Fuel, food, including prepared foods, and nonfood items similar or identical to those sold by us are generally available from various competitors in the communities we serve, including other convenience store chains, independent convenience store operators, supermarkets, drug stores, discount clubs, motor fuel service stations, discount retail chains or independent stores, fast food operations, gasoline stations and other retail stores. We believe our stores compete principally with local grocery stores, restaurants, larger gasoline stations offering a more limited selection of grocery and food items for sale and other convenience stores. As of December 31, 2016, the U.S. convenience store industry consisted of approximately 154,000 convenience stores. Based on the number of our locations, including the convenience store operations within our travel centers, we believe we currently are one of the 25 largest convenience store operators in the convenience store industry.
Our Leases with HPT
We have five leases with Hospitality Properties Trust, or HPT, four leases for an aggregate of 158 properties, which we refer to collectively as the TA Leases, and a fifth lease for 40 travel center properties, which we refer to as the Petro Lease. We refer to the four TA Leases and the Petro Lease collectively as the HPT Leases. One of our subsidiaries is a tenant under the leases, and we, and in the case of our TA Leases certain of our subsidiaries, guarantee the tenants' obligations under the leases. The following is a summary of the material terms of these leases, as amended.
Term. The TA Leases expire on December 31, 2026, 2028, 2029 and 2030, respectively. The Petro Lease expires on June 30, 2032. We may extend each of these leases for up to two additional periods of 15 years.
Rent. As of December 31, 2016, the HPT Leases require us to pay aggregate minimum rent to HPT in an amount of $272.0 million per year. We may request that HPT purchase approved renovations, improvements and equipment additions we make at the leased properties, in return for an increase in our minimum annual rent equal to the amount paid by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. HPT is not required to purchase any improvements and we are not required to sell any improvements to HPT.
Percentage Rent. Under the HPT Leases, we incur percentage rent payable to HPT. The percentage rent is 3% of the excess of gross nonfuel revenues for any particular year over the percentage rent base year amount. HPT had agreed to waive payment of the first $2.5 million of percentage rent that may become due under our Petro Lease, and through December 31, 2016, HPT has waived, in aggregate, all of the $2.5 million of percentage rent to be waived.
Deferred Rent. We owe deferred rent to HPT in an aggregate amount of $150.0 million, of which $42.9 million, $29.3 million, $29.1 million, $27.4 million and $21.2 million will be due and payable on June 30, 2024, and December 31, 2026, 2028, 2029 and 2030, respectively. Interest does not accrue on this deferred rent obligation, subject to exceptions. This deferred rent obligation may be accelerated by HPT and become due on an earlier date and interest shall begin to accrue thereon upon the occurrence of certain events, including a change of control in us.
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
Damage, Destruction or Condemnation. If any leased property is damaged by fire or other casualty or taken by eminent domain, we are generally obligated to rebuild. If the leased property cannot be restored, HPT will generally receive all insurance or taking proceeds, we are liable to HPT for any deductible or deficiency between the replacement cost and the amount of such proceeds, and the annual minimum rent will be reduced by (i) in the case of the TA Leases, at HPT's option, either 8.5% of the net proceeds paid to HPT or the fair market rental of the damaged, destroyed or condemned property, or portion thereof, as of the commencement date of the TA Leases; (ii) in the case of a casualty loss under the Petro Lease, 8.5% of the net proceeds paid to HPT plus 8.5% of the fair market value of the land; and (iii) in the case of a taking under the Petro Lease, 8.5% of the amount of the net proceeds paid to HPT.
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

•
our default under any indebtedness of $10.0 million or more for the TA Leases, or $20.0 million or more for the Petro Lease, that gives the holder the right to accelerate the maturity of the indebtedness; and

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
Lease Termination. When a lease terminates, any equipment, furniture, fixtures, inventory and supplies at the leased properties that we own may be purchased by HPT at its then fair market value. Also at termination of the TA Leases, HPT has the right to license any of our software used in the operation of the leased properties at its then fair market value and to offer employment to employees at the leased properties; and under the HPT Leases we have agreed to cooperate in the transfer of permits, agreements and the like necessary for the operation of the leased properties.
Territorial Restrictions. Under the terms of each lease, without the consent of HPT, we generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which a travel center owned by HPT is located.
Right of First Refusal. We have granted to HPT in the HPT Leases a right of first refusal to acquire or finance any properties that we determine to acquire.
Non-Economic Properties. If during a lease term the continued operation of any leased property becomes non-economic in our reasonable determination and we and HPT cannot agree on an alternative use for the property, we may offer that property for sale, including the sale of HPT's interest in the property, free and clear of our leasehold interests. No sale of a property leased from HPT, however, may be completed without HPT's consent. In the event we obtain a bona-fide offer to purchase the property and HPT consents to the sale, the net sale proceeds received will be paid to HPT, exclusive of amounts associated with our personal property, which we can elect to sell to the buyers or keep, and the annual minimum rent payable shall be reduced. In the case of the TA Leases, this rent reduction will be, at HPT's option, either the amount of such proceeds times 8.5% or the fair market rental for such property as of the commencement date of the lease; in the case of the Petro Lease, this reduction will be the amount of such proceeds times 8.5%. If we obtain a bona-fide offer to purchase the property but HPT does not consent to the sale of the property, that property will no longer be part of the lease and the minimum rent will be reduced as if the sale had been completed at the amount offered. No more than a total of 15 properties subject to the TA Leases and no more than five properties subject to the Petro Lease may be offered for sale as non-economic properties during the applicable lease term.
Arbitration. Our leases with HPT also include arbitration provisions for the resolution of disputes, claims and controversies.
See Note 7 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report for more information about the terms of the HPT Leases and related amounts.

Relationships with Franchisees
We have lease and franchise agreements with lessees and owners of travel centers and standalone restaurants. We collect rent and franchise, royalty and other fees under these agreements. The table below summarizes by state information as of December 31, 2016, regarding branding and ownership of the travel centers and standalone restaurants our franchisees operate and excludes travel centers and standalone restaurants we operate. The TA and Petro brand properties are included in our travel center segment and the QSL branded properties are included in corporate and other in our segment information. Similar information for the locations we operate is included in Item 2 of this Annual Report.

	Brand Affiliation:				Ownership of Sites By:
	TA	Petro	QSL (1)	Total	TA	Franchisee or Others
Alabama	1	1	—	2	1	1
Florida	—	—	1	1	—	1
Georgia	1	—	—	1	1	—
Illinois	—	1	—	1	—	1
Indiana	—	—	1	1	—	1
Iowa	1	—	1	2	—	2
Kansas	1	1	—	2	—	2
Kentucky	—	—	1	1	—	1
Louisiana	—	—	2	2	—	2
Minnesota	—	2	—	2	—	2
Missouri	2	2	—	4	—	4
New Jersey	—	—	3	3	—	3
North Carolina	—	1	—	1	—	1
North Dakota	—	1	—	1	—	1
Ohio	1	1	9	11	—	11
Oregon	1	—	—	1	—	1
Pennsylvania	1	—	12	13	—	13
South Carolina	—	—	2	2	—	2
Tennessee	2	—	2	4	1	3
Texas	3	—	—	3	2	1
Virginia	1	2	1	4	—	4
West Virginia	—	—	1	1	—	1
Wisconsin	1	2	3	6	—	6
Total	16	14	39	69	5	64

(1)
Since December 31, 2016, to the date of this Annual Report we acquired six standalone restaurants in Pennsylvania that were owned and operated by one of our franchisees, and this franchise agreement was terminated as part of the acquisition.

TA and Petro Franchise Agreements
Material provisions of our TA and Petro travel center franchise agreements typically include the following:
Initial Franchise Fee. The initial franchise fee for a new TA or Petro franchise is $1.0 million.
Term of Agreement. The initial term of a franchise agreement is generally 10 to 15 years. Our TA franchise agreements generally provide for two five year renewals on the terms then being offered to prospective franchisees at the time of the franchise renewal and our Petro franchise agreements generally provide for two five year renewals on the same terms as the expiring agreements. As of December 31, 2016, our franchise agreements had an average remaining term excluding renewal options of five years and an average remaining term including renewal options of 10 years.

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
Franchisee Lease Agreements
In addition to franchise fees, we also collect rent from franchisees who lease their respective travel centers from us. At December 31, 2016, there were five such leased franchisee travel centers. The current terms of the five lease agreements end between June and September 2017. Four of the five leases have one renewal option for an additional five year period; the fifth lease has no renewal option. The leases require that the franchisees notify us of their intent to renew the lease at least 90 days but not more than 180 days prior to the expiration of the current term. Among other things, renewal is contingent upon the franchisee not being in default under the expiring lease and executing our then current form of lease, the terms of which may differ from the expiring lease, including without limitation, increased rent.
QSL Franchise Agreements
Material provisions of our QSL franchise agreements typically include the following:
Initial Franchise Fee. The initial franchise fee for a new QSL franchise is $40.0 thousand. If a franchisee chooses to develop a location within a specified development area, the franchisee is required to pay an initial development fee of $20.0 thousand per restaurant.
Term of Agreement. The initial term of a QSL franchise agreement is generally 10 to 20 years. Our QSL franchise agreements generally provide for a 10 year renewal on the terms then being offered to prospective franchisees at the time of the franchise renewal. As of December 31, 2016, our franchise agreements had an average remaining term excluding renewal options of 12 years and an average remaining term including renewal options of 21 years.

Protected Territory. Under the terms of our franchise agreements, generally we have agreed not to operate, or allow another person to operate, a restaurant in a specified territory. In addition, the franchisees have agreed not to operate a similar restaurant within a specified territory, for a minimum of two years commencing on the effective date of the agreement.
Restaurant Offerings. Franchisees are required to operate their restaurants in conformity with the image of QSL and agree to prepare, sell and offer only those menu items that have been approved by us.
Royalty Payments on Net Revenues. QSL franchisees are required to pay us a royalty fee on net sales, which includes sales of all goods and merchandise, or services, equal to between 4.0% to 5.0%.
Advertising, Promotion and Image Enhancement. Our franchisees are required to make additional payments to us as contributions to the applicable brand wide advertising, marketing and promotional expenses we incur. In addition, franchisees are required to spend an agreed upon percentage of net revenue on local advertising.
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
Franchise Regulation
Subject to certain exemptions, the Federal Trade Commission regulations require that we make extensive disclosure to prospective franchisees and some states require state registration and delivery of specified disclosure documentation to potential franchisees. Some state laws also impose restrictions on our ability to terminate or not renew franchises and impose other limitations on the terms of our franchise relationships or the conduct of our franchise business. The Petroleum Marketing Practices Act imposes special regulations on franchises where petroleum products are offered for sale. Also, a number of states include, within the scope of their petroleum franchising statutes, prohibitions against price discrimination and other allegedly anticompetitive conduct. These provisions supplement applicable federal and state antitrust laws. We believe that we are in compliance with all franchise laws applicable to our business.

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

•	findings of suitability by the relevant gaming authorities with respect to certain of our security holders and restrictions on ownership of certain of our securities;

•	prior approval in certain circumstances by the relevant gaming authorities of offerings of our securities;

•	prior approval by the relevant gaming authorities of changes in control of us; and

•	specified reporting requirements.
Holders of beneficial interests in our voting securities are subject to licensing or suitability investigations by the relevant gaming authorities under various circumstances including, generally, service on our Board of Directors, the attainment of certain levels of ownership of a class of voting securities, or involvement in the gaming operations of or influence over us or our licensed subsidiaries. Persons or entities seeking to acquire control over us or over operation of the license are subject to prior investigation by and approval from the relevant gaming authorities. Any beneficial owner of our voting securities, regardless of the number of shares owned, may be required by a relevant gaming authority to file an application and have their suitability reviewed in certain circumstances, including if the gaming authority has reason to believe that such ownership of our voting securities would otherwise be inconsistent with its state's gaming laws. In some jurisdictions, the applicant must pay all costs of investigations incurred in connection with such investigations. Additionally, in the event of a finding by a relevant gaming authority that a person or entity is unsuitable to be an owner of our securities, such person would be prohibited from, among other things, receiving any dividend or interest upon such securities, exercising any voting right conferred through such securities or continuing to hold our securities beyond such period of time as may be prescribed by such gaming authority, managing the licensed business and, in some cases, the shareholder may be required to divest himself or itself of our voting securities.
Certain of our and our subsidiaries' officers and directors must also file applications, be investigated and be licensed or found suitable by the relevant gaming authorities in order to hold such positions. In the event of a finding by a relevant gaming authority that a director, officer, key employee or individual with whom we or our licensed subsidiary have a material relationship is unsuitable, we or our licensed subsidiary, as applicable, may be required to sever our relationships with such individual or such individual may be prohibited from serving as our director or officer.
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
On August 5, 2016, our Board of Directors approved and adopted a Gaming Compliance Plan, or the Compliance Plan, as required by the Nevada Gaming Commission in connection with the gaming operations at certain of our travel center locations. In connection with its adoption of the Compliance Plan, the Board established a Gaming Compliance Committee, or the Compliance Committee, and designated a member of the Audit Committee of the Board to serve as the Board's liaison to the Compliance Committee pursuant to the terms of the Compliance Plan.
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

Intellectual Property
We own the "Petro Stopping Centers," "Minit Mart" and "Quaker Steak & Lube" names and related trademarks and various trade names used in our business including RoadSquad®, RoadSquad Connect®, RoadSquad OnSite®, TA Commercial Tire Network™, UltraOne®, Iron Skillet®, Reserve-It!®, eShop® and others. We have the right to use the "TA," "TravelCenters of America," Country Pride® and certain other trademarks, which are owned by HPT, during the terms of each of the four TA Leases. We also license certain trademarks used in the operation of certain of our QSRs and convenience stores and may in the future license trademarks to be used in the operation of one or more of our full service restaurants. We believe that these trademarks are important to our business, but that they could be replaced with alternative trademarks without significant disruption in our business except for the cost of such changes, which may be significant.
Internet Websites
Our internet website addresses are www.ta-petro.com, www.minitmart.com and www.thelube.com. Copies of our governance guidelines, code of business conduct and ethics, our insider trading policy and the charters of our audit, compensation and nominating and governance committees are posted on our website at www.ta-petro.com and also may be obtained free of charge by writing to our Secretary, TravelCenters of America LLC, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal controls or auditing matters or violations or possible violations of our code of business conduct and ethics. We make available, free of charge, on our website at www.ta-petro.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Any shareholder or other interested party who desires to communicate with our Independent Directors, individually or as a group, may do so by filling out a report on our website at www.ta-petro.com. Our Board of Directors also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our Board of Directors can be found on our website at www.ta-petro.com.

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
Risks Related to Our Business
Our operating margins are narrow.
Our operating margins are low. Fuel sales comprise the majority of our revenues and generate low gross margin percentages. A small percentage decline in our future revenues or increase in our future costs, especially revenues and costs and expenses related to fuel, may cause our profits to decline or us to incur losses. Fuel prices and sourcing have historically been volatile, which may increase the risk of declines in revenues or increases in costs. In the years during the U.S. economic recession and periods of historically high and volatile fuel prices, we realized large operating losses. Shifts in customer demand for our products and services, including as a result of increased fuel conservation practices, or heightened competition could cause our operating margins to narrow further and we may incur losses. Our operating margins will also be negatively impacted by any increase in transaction or other fees we are required to pay to fuel card providers that we cannot pass along to our customers.
Our financial results are affected by U.S. trucking industry economic conditions.
The trucking industry is the primary customer for our goods and services. Demand for trucking services in the U.S. generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for our products and services typically declines, which could have an adverse effect on our results of operations and financial condition.

Increasing truck fuel efficiency may adversely impact our business.
Government regulation and the high cost of motor fuels in recent years are causing truck manufacturers and our trucking customers to focus on fuel efficiency. The development of new technologies, such as truck platooning (the electronic linking of trucks with a lead vehicle), heat and kinetic energy recovery technologies, and substantially lighter "super trucks," and higher efficiency motor fuels could result in significant increases in fuel efficiency. The largest part of our business consists of selling motor fuel. If our trucking customers purchase less motor fuel because their trucks operate more efficiently or use alternative fuels, our financial results will decline unless we are able to sufficiently offset those declines by selling substitute or other products or services, gaining market share, increasing our gross margins per gallon of fuel sold or reducing our operating costs. It is unclear whether we will be able to operate our travel centers profitably if the amount of motor fuels used by the U.S. trucking industry declines. If and as truck fuel use efficiency continues to increase and if we are unable to sufficiently offset any resulting declines in our fuel sales volume, our profits may decline or we may incur losses.
We have a substantial amount of indebtedness and rent obligations, which could adversely affect our financial condition.
Our indebtedness and rent obligations are substantial. The terms of our leases with HPT require us to pay all of our operating costs and generally fixed amounts of rent. During periods of business decline, our revenues and gross margins may decrease but our minimum rents due to HPT and the interest payable on our indebtedness do not decline proportionately or at all. A decline in our revenues or an increase in our expenses may make it difficult or impossible for us to make payments of interest and principal on our debt or meet our rent obligations and could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease obligations or other purposes. Our substantial indebtedness and rent obligations may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to competitors that have lower relative debt levels. If we default under our HPT leases, we may be unable to continue our business. Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.
Fuel price increases and fuel price volatility could negatively affect our business.
Increasing fuel prices and fuel price volatility have several adverse impacts upon our business. First, high fuel prices result in higher truck shipping costs. This causes shippers to consider alternative means for transporting freight, which reduces trucking business and, in turn, reduces our business. Second, high fuel prices cause our trucking customers to seek cost savings throughout their businesses. This has resulted in the implementation by many of our customers of measures to conserve fuel, such as purchasing trucks that have more fuel efficient engines or other technologies, lowering maximum driving speeds and employing other practices to conserve fuel, such as truck platooning and reduced truck engine idling, which measures reduce total fuel consumption and in turn reduce our fuel sales. Third, higher fuel prices may result in less disposable income for our customers to purchase our nonfuel goods and services. Fourth, higher and more volatile fuel commodity prices increase the working capital needed to maintain our fuel inventory and receivables, and this increases our costs of doing business. Further, increases in fuel prices may place us at a cost disadvantage to our competitors that may have larger fuel inventory or forward contracts executed during periods of lower fuel prices. If fuel commodity prices or fuel price volatility increase, our financial results may not improve and may worsen.
The industries in which we operate are highly competitive.
We believe that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at travel centers and truck stops that are located at or near interstate highway exits from us or our largest competitors. Based on the number of locations, we, Pilot and Love's are the largest companies in the travel center industry. Increased competition between the major competitors in the travel center and truck stop business could result in a reduction of our gross margins or an increase in our expenses or capital improvement costs, which could negatively affect our profitability and our liquidity.
The convenience store industry in the U.S. and in the geographic areas in which we operate is highly competitive and fragmented with ease of entry and constant change in the number and types of retailers offering the products and services similar to those we provide. We compete with other convenience store chains, independent convenience stores, supermarkets, drugstores, discount clubs, motor fuel service stations, mass merchants, fast food operations and other similar retail outlets. In recent years, several non-traditional retailers, such as supermarkets, club stores and mass merchants, have begun to compete directly with convenience stores, particularly in the sale of motor fuel, and their market share is expected to grow. Increased competition or new entrants to the industry could result in reduction of our gross margins. Based on the number of locations, we are not one of the largest companies in the convenience store industry. In addition, large retailers such as Amazon.com, Inc. and Walmart Inc. have announced plans to enter the convenience store market.

We also face competition from restaurants in the quick service and casual dining segments of the restaurant industry. These segments are highly competitive and fragmented. Our competition includes a variety of locally owned restaurants and national and regional chains offering dine-in, carry-out, delivery and catering services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we do. Among our competitors are a number of multi-unit, multi-market, fast casual restaurant concepts, some of which are expanding nationally. These competitors may have, among other things, lower operating costs, better locations, facilities or management, more effective marketing and more efficient operations.
Any inability to successfully compete effectively will reduce customer traffic and sales at our locations and may prevent us from sustaining or increasing our revenue or improving our profitability.
There is limited competition among third party fuel card companies.
Most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies. The fuel card industry has only two significant participants, FleetCor and WEX. According to a published analyst report, FleetCor and WEX collectively account for more than eighty percent of the fuel card provider market. We believe almost all trucking companies use only one fuel card provider and have become increasingly dependent upon the data, reports and other services provided by their respective fuel card provider to manage their fleets and simplify their data processing. Fuel card providers have direct negotiated contractual relationships with their trucking company customers. We cannot easily substitute an alternative fuel card for trucking companies to use to acquire fuel at our locations. An effort to convince trucking companies to use an alternative card at our locations would require significant time, expense and coordination with the provider of that alternative card, and may not be successful.
FleetCor's subsidiary Comdata Inc., or Comdata, has purported to terminate its merchant agreement with us pursuant to which we agreed to accept Comdata issued fuel cards for certain purchases by our customers, which agreement has a stated term ending in 2022. Comdata has unilaterally increased the fees it withholds from our transactions with customers effective February 1, 2017. We believe that Comdata has wrongfully terminated our agreement and raised the fees we pay Comdata, and we are pursuing litigation against FleetCor and Comdata. If we do not prevail in our pending litigation against FleetCor and Comdata to reduce the increased fees Comdata is now charging us, or if WEX or other fuel card issuers raise the fees we are required to pay when the related contracts are renewed, we may not be able to recover the increased expense through higher prices to customers, and our business, financial condition and results of operations may be materially adversely affected. Further, if we do not prevail in our litigation against FleetCor and Comdata and it is determined that Comdata validly terminated our agreement, we may not be able to obtain a new agreement with FleetCor and Comdata, and we may lose a material amount of future business from our customers who use FleetCor or Comdata issued payment cards, resulting in material harm to our business, financial condition and results of operations.

Climate change and other environmental legislation and regulation and market reaction thereto may decrease demand for our major product, diesel fuel, and require us to make significant capital or other expenditures, which may adversely affect our business.
Climate change and other environmental legislation and regulation, including those addressing greenhouse gas emissions, and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our major product, diesel fuel, and may require us to make significant capital or other expenditures. For example, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's, or the EPA's, gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel, could negatively impact our business. Further, legislative and regulatory initiatives requiring increased truck fuel efficiency have accelerated in the U.S. and these mandates have and may continue to result in decreased demand for diesel fuel, which could have a material adverse effect on our business, financial condition and results of operations. For example, in August 2016 the EPA and the National Highway Traffic Safety Administration established final regulations that will phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty trucks beginning in model year 2021 (model year 2018 for certain trailers) through model year 2027, and these regulations are estimated to reduce fuel usage between 9% and 25% (depending on vehicle category) by model year 2027. Regulations that limit carbon emissions may also cause our costs at our locations to increase, make some of our locations obsolete or require us to make material investments in our properties. Increased costs incurred by our suppliers as a result of climate change or other environmental legislation or regulation may be passed on to us in the prices we pay for our fuel supplies, but we may not be able to pass on those increased costs to our customers. Increased fuel costs resulting from these reasons would likely have similar effects on our business, operations and liquidity as discussed elsewhere regarding high fuel costs, including decreased demand for our fuel at our locations, increased working capital needs and decreased fuel gross margins. Moreover, as described elsewhere in this Annual Report, technological changes or changes in customer transportation or fueling preferences, including as a result of or in response to climate change or other environmental legislation or regulation or the market reaction thereto, may require us to make significant capital or other expenditures to adopt those technologies or to address those changed preferences and may decrease the demand for products and services sold at our locations.
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
Our business is subject to laws relating to the protection of the environment. The travel centers and convenience stores we operate include fueling areas, truck repair and maintenance facilities and tanks for the storage and dispensing of petroleum products, waste and other hazardous substances, all of which create the potential for environmental damage. Environmental laws expose us to the possibility that we may become liable to reimburse governments or others for damages and costs they incur in connection with environmental hazards or liable for fines and penalties for failure to comply with environmental laws. We cannot predict what environmental legislation or regulations may be enacted or how existing laws or regulations will be administered or interpreted with respect to our products or activities in the future; more stringent laws, more vigorous enforcement policies or stricter interpretation of existing laws in the future could cause us to expend significant amounts or experience losses.
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

Our growth strategies and our locations require regular and substantial capital investment. We may be unable to access the capital necessary to invest in our locations or fund acquisitions.
Our growth strategies and business depend upon our ability to raise additional capital at reasonable costs to invest in our locations and to fund acquisitions and investments that we believe are important to expand our business and maintain our competitiveness. All of our travel centers and many of our convenience stores are open for business 24 hours per day, 365 days per year. Due to the nature and intensity of the uses of our locations, they require regular and substantial expenditures for maintenance and capital investments to remain functional and attractive to customers. Although we may request that HPT purchase future renovations, improvements and equipment at the properties that we lease from HPT, HPT is not obligated to purchase any amounts and such purchases only relate to improvements to facilities leased from HPT by us and not to facilities that we have acquired and own or to general business improvements, such as improvements to our information technology networks and systems, or IT systems.
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
Our fuel purchases are our largest operating cost. Historically, we have paid for our fuel purchases after delivery. In the past, as our fuel costs increased with the increase in commodity market prices, some of our fuel suppliers were unwilling to adjust the amounts of our available trade credit to accommodate the increased costs of the fuel volumes that we purchased. Also, our historical financial results and general U.S. economic conditions have caused some fuel suppliers to request letters of credit or other forms of security for our purchases. We cannot predict how high or low fuel prices may be in the future, or to what extent our trade creditors will be willing to adjust the amounts of our available trade credit to accommodate increased fuel costs. Fuel commodity prices significantly impact our working capital requirements, and the unavailability of sufficient amounts of trade credit or alternative sources of financing to meet our working capital requirements could materially adversely affect our business.
We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of information technology could harm our business.
We rely on IT systems, including the internet, to process, transmit and store electronic information, including financial records and personally identifiable information such as employee and payroll data and workforce scheduling information, and to manage or support a variety of business processes, including our supply chain, retail sales, credit card payments and authorizations, financial transactions, banking and numerous other processes and transactions. We purchase some of the IT systems we use from vendors on whom our IT systems materially depend. We rely on commercially available and proprietary IT systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and credit information. In addition, the IT systems we use for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put payment card data at risk; and some of these IT systems are determined and controlled by the payment card suppliers and not by us. Although we take various actions to protect and maintain the security of the IT systems we use and the data maintained in them, it is possible that our security measures will not prevent the improper functioning of or damage to the IT systems we use, or the improper access to such IT systems or disclosure of personally identifiable or confidential information, such as in the event of a cyber attack. Security breaches, including physical or electronic break ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any compromise or breach of our IT systems could cause material interruptions in our operations, damage our reputation, require significant expenditures to determine the severity and scope of the breach, subject us to material liability claims, material claims of banks and credit card companies or regulatory penalties, reduce our customers' willingness to conduct business with us and could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we have not adopted technologies to support chip and signature credit and charge cards by the deadlines set by the credit card companies, those companies may not pay us for fraudulent transactions occurring at our locations with those companies' cards. Further, the failure of the IT systems we use to operate effectively, or problems we may experience with maintaining the IT systems we currently use or transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems.

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
Unfavorable publicity could negatively affect our results of operations as well as our future business.
We operate our travel centers, convenience stores and standalone restaurants under a small number of brand names. We sell gasoline under brands we do not own at most of our locations and many of our locations have QSRs operating under brands we do not own. In addition, we resell numerous other products we obtain from third parties. If we or the companies or brands associated with our products and offerings become associated with negative publicity, including as a result of customer or employee complaints, our customers may avoid purchasing our products and offerings at our locations because of our association with the particular company or brand. In recent years there has been an increase in the use of social media, which allows individuals access to a broad audience. The availability of information on social media is virtually immediate in its impact. The use of social media by our customers, employees or other individuals to make negative statements about our products, offerings, service, brands or other matters associated with us could quickly damage our reputation and negatively impact our revenues, and we may not be able to quickly and effectively address or counter the negative publicity. As noted elsewhere in this Annual Report, the control we may exercise over our franchisees is limited. Negative publicity or reputational damage relating to any of our franchisees may be imputed to our entire company and business. If we were to experience these or other instances of negative publicity or reputational damage, our sales and results of operations may be harmed.
Changes in U.S. trade policies could significantly reduce the volume of imported goods into the U.S., which may materially reduce truck freight volume in the U.S. and our sales.
The Trump administration and members of the U.S. Congress have made public statements indicating possible significant changes in U.S. trade policy and related U.S. tax law changes. For instance, there have been statements made that the U.S. may impose so called “border adjustment” taxes or tariffs on goods imported from certain countries, such as Mexico, into the U.S. Public officials from certain countries have made statements that their countries would take retaliatory actions if these changes are implemented, which may result in “trade wars.” If these matters are realized, the volume of economic activity in the U.S., including trucking freight volume, may be materially reduced. Such a reduction may materially and adversely affect our sales and our business. Further, the realization of these matters may increase our cost of goods and, if those costs cannot be passed on to our customers, our business and profits may be materially and adversely affected.
Disruptive technologies in the energy or transportation industries may materially harm our business.
The major product we sell is diesel fuel, principally to trucking companies. Another significant part of our business is the sale of nonfuel products and services to truck drivers who visit our locations, often in connection with purchasing fuel. Various technologies are being developed in the energy and transportation industries that, if widely adopted, may materially harm our business. For example, electric truck engines do not require diesel fuel and hybrid electric-diesel/gasoline engines may require substantially less diesel/gasoline fuel per mile driven. Further, driverless truck technologies may result in fewer individual truck drivers on the U.S. interstate highways and reduce the customer traffic and sales at our locations. Such reductions may materially and adversely affect our sales and our business.

Food safety and foodborne illness concerns could have an adverse effect on our business.
We cannot guarantee that our controls and training will be fully effective in preventing all food safety issues at our QSRs located in our travel centers and convenience stores, our full service restaurants in our travel centers and our standalone restaurants, including any occurrences of foodborne illnesses. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations. One or more instances of foodborne illness in any of our quick service or standalone restaurants or related to food products we offer could negatively affect our sales and results of operations if it involves serious illness or is highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our standalone restaurants or convenience store or travel center locations. A number of restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our locations, or negative publicity or public speculation about an incident, could have a material adverse effect on our business, financial condition and results of operations.
Territorial restrictions placed on us by our leases with HPT and our franchise agreements with our franchisees could impair our ability to grow our business.
Under our leases with HPT, without the consent of HPT, we generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which a travel center owned by HPT is located. Additionally, under our leases with HPT, we have granted HPT a right of first refusal on the properties that are the subject of such leases. Under the terms of our franchise agreements for TA travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the TA brand in a specified territory for that TA branded franchise location. Under the terms of our franchise agreements for Petro travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the Petro brand in a specified territory for that Petro branded franchise location. As a result of these restrictions, we may be unable to develop, acquire or franchise a travel center in an area in which an additional travel center may be profitable, thereby losing an opportunity for future growth of our business.
Privatization of toll roads or of rest areas may negatively affect our business.
Some states have privatized their toll roads that are part of the interstate highway system. We believe it is likely that tolls will increase on privatized highways. In addition, some states may increase tolls for their own account. If tolls are introduced or increased on highways in the proximity of our locations, our business at those travel centers may decline because truck drivers and motorists may seek alternative routes. Similarly, some states have privatized or are considering privatizing their publicly owned highway rest areas. If publicly owned rest areas along highways are privatized and converted to travel centers in the proximity of some of our locations, our business at those locations may decline and we may experience losses.
Labor disputes or other events may arise that restrict, reduce or otherwise negatively impact the movement of goods in the U.S., which may adversely impact parts of the trucking industry that are our customers and may adversely impact our financial results at travel centers we operate.
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
Section 382 of the U.S. Code, or the Code, imposes limitations on the ability of a company taxable as a corporation that undergoes an "ownership change," as defined by the Code, to use its net operating loss carryforwards and certain other tax benefits and deductions to reduce its tax liability. If we experience an ownership change, our net operating loss and tax credit carryforwards, which currently are expected to be utilized to offset future taxable income, may be subject to limitations on usage or elimination. In 2009, our bylaws were amended to impose certain restrictions on the transfer of our shares in order to help us preserve the tax treatment of our net operating losses and other tax benefits (see below for a discussion of the risks related to our ownership limitations under the heading "Risks Arising from Certain of Our Relationships and Our Organization and Structure").
Changes in lease accounting standards may materially and adversely affect us.
The Financial Accounting Standards Board recently adopted new accounting rules, to be effective for our fiscal year ending December 31, 2019, that will require companies to capitalize all leases on their balance sheets by recognizing a lessee's rights and obligations. When the rules are effective, we expect we will be required to account for substantially all of our leases under which we are the lessee in the assets and liabilities on our balance sheet, while currently we account for such leases on an "off balance sheet" basis. As a result, a significant amount of lease related assets and liabilities will be recorded on our balance sheets and we may be required to make other changes to the recording and classification of our lease related expenses. Though these changes will not have any direct impact on our overall financial condition or contractual obligations, these changes could cause investors or others to change the way they view our financial condition and could change the calculations of financial metrics and covenants, as well as third party financial models regarding our financial condition.
Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While our management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, there can be no guarantee that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our disclosure controls and procedures or internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.
Risks Related to Our Acquisition and Development Plans
Acquisitions may be more difficult, costly or time consuming than expected and the anticipated benefits of a particular transaction may not be fully realized.
Businesses and properties that we acquire often require substantial improvements in order to be brought up to our standards or to achieve our expected financial results. For example, for our travel center acquisitions, these improvements often require an extended period of time to plan, design, permit and complete, often followed by a period of time to mature and become part of our customers' supply networks. Actual results of our acquisitions can vary widely from the results we expected when we made the acquisitions. These variances may occur due to many factors, some of which are outside our control. If improvements are more difficult, costly or time consuming than expected or if reaching maturity takes longer than expected or does not occur at all, our business, financial condition or results of operations could be negatively affected.
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
Further, our recent acquisition of the Quaker Steak & Lube® business is a new entry for us into the standalone restaurant business outside of our travel center format. While we have experience operating casual dining restaurants in travel centers, that experience may not transfer to the Quaker Steak & Lube® business to the extent we expect.

We may not complete our planned travel center development projects within the time frame or for the investment we anticipate, or at all, and the anticipated benefits of the new travel centers may not be fully realized.
Developing a new location generally is more risky than buying an existing operating location. Our planned travel center development projects could be delayed or not completed or could require a greater investment of capital or management time, or both, than we expect. Additionally, if we design, plan, permit or construct a project but do not complete it, we may incur substantial costs without realizing any expected benefits. Also, the travel centers we construct may not generate the financial returns we anticipate.
Risks Arising from Certain of Our Relationships and Our Organization and Structure
Our agreements and relationships with HPT, our Managing Directors, The RMR Group LLC and others related to them may create conflicts of interest, or the appearance of such conflicts, and may restrict our ability to grow our business.
We have significant commercial and other relationships with HPT, our Managing Directors, The RMR Group LLC, or RMR, and others related to them, including:

•	HPT is our largest shareholder, owning 8.7% of our outstanding common shares as of December 31, 2016, and we lease a large majority of our travel centers from HPT.

•	One of our Managing Directors, Barry M. Portnoy, and his son, Adam D. Portnoy, are the managing trustees of HPT.

•	Our other Managing Director, Thomas M. O'Brien, is a former executive officer of HPT from before we became a separate public company in 2007.

•
RMR provides us with business management services pursuant to a business management agreement and property management services at our headquarters building pursuant to a property management agreement, and RMR provides business and property management services to HPT. Adam D. Portnoy and Barry M. Portnoy are the controlling shareholders, managing directors, officers and employees of The RMR Group Inc. and they are officers of, and own equity interests in, RMR. The RMR Group Inc. is the managing member of RMR and RMR is a subsidiary of The RMR Group Inc.

•
Barry M. Portnoy and all of our Independent Directors are members of the boards of trustees or boards of directors of other public companies to which RMR or its affiliates provides management services.

•
Thomas M. O'Brien, our President and Chief Executive Officer, Andrew J. Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, and Mark R. Young, our Executive Vice President and General Counsel, are also officers of RMR.

•
In the event of conflicts between us and RMR, any affiliate of RMR or any publicly owned entity with which RMR has a relationship, including HPT, our business management agreement allows RMR to act on its own behalf and on behalf of HPT or such other entity rather than on our behalf.

•
We, HPT and five other companies to which RMR provides management services currently own Affiliates Insurance Company, an Indiana insurance company, or AIC, and are parties to an amended and restated shareholders agreement regarding AIC.

In an agreement with HPT entered in 2007 in connection with our spin off from HPT and in our HPT Leases, we granted HPT a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center with another party. Under the 2007 agreement, we also granted HPT and other entities to which RMR provides management services a right of first refusal to acquire or finance any real estate of the types in which they invest before we do. These rights of first refusal could limit our ability to purchase or finance our properties or properties we may wish to invest in or acquire in the future. Also, under the 2007 agreement we agreed not to take any action that might reasonably be expected to have a material adverse impact on HPT's ability to qualify as a real estate investment trust, or REIT. For more information regarding our transactions, and leases with HPT, see Note 7 and Note 12 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report.

These relationships could create, or appear to create, conflicts of interest with respect to matters involving us, HPT, our Managing Directors, RMR and others related to them. As a result of these relationships, our leases with HPT, management agreements with RMR and other transactions with HPT, our Managing Directors, RMR and others related to them were not negotiated on an arm's length basis between unrelated parties, and therefore the terms thereof may not be as favorable to us as they would have been if they were negotiated on an arm's length basis between unrelated parties. In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident shareholder director nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. These activities, if instituted against us, and the existence of conflicts of interest or the appearance of conflicts of interest, could result in substantial costs and diversion of our management's attention and could have a material adverse impact on our reputation, business and the market price of our common shares and other securities.
We have significant commercial arrangements with RMR and HPT and we are dependent on those arrangements in operating our business.
We are party to a business management agreement and a property management agreement with RMR whereby RMR assists us with various aspects of our business and manages our headquarters building, respectively. Most of the travel centers that we operate are leased by us, principally from HPT. As a result of these factors, we are dependent on our arrangements with RMR and HPT in operating our business and any adverse developments at these companies or in those arrangements could have a material adverse effect on our business and our ability to conduct our operations.
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
Other provisions contained in our LLC agreement and bylaws may also inhibit acquisitions of a significant stake in us and deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable, including, for example, provisions relating to:

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
In addition, the HPT Leases, our business management agreement with RMR and our credit agreement for our $200 million secured revolving credit facility, or our Credit Facility, each provide that our rights and benefits under those agreements may be terminated in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control, as defined in those agreements, without the consent of HPT, RMR or the lenders under the Credit Facility, respectively, and that pursuant to our shareholders agreement with respect to AIC, AIC and the other shareholders of AIC may have rights to acquire our interests in AIC if such an acquisition occurs or if we experience some other change in control. In addition, our obligation to repay deferred rent then outstanding under our amended leases with HPT may be accelerated if, among other things, a Director not nominated or appointed by the then members of our Board of Directors is elected to our Board of Directors or if our shareholders adopt a proposal (other than a precatory proposal) not recommended for adoption by the then members of our Board of Directors. For these reasons, among others, our shareholders may be unable to realize a change in control premium for securities they own or otherwise effect a change of our policies or a change of our control.
The licenses, permits and related approvals for our operations may restrict ownership of us, or prevent or delay any change in control of us.
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
Our contracts with HPT and RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our LLC agreement and bylaws provide that certain actions by our shareholders against us or against our Directors and officers, other than disputes or any portion thereof, regarding the meaning, interpretation or validity of any provision of our LLC agreement and bylaws may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation in courts against HPT, RMR or our Directors and officers for disputes referred to arbitration in accordance with our LLC agreement and bylaws. In addition, the ability to collect attorney's fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.
We may experience losses from our business dealings with AIC.
We, HPT, and five other companies to which RMR provides management services each own 14.3% of AIC. We and those other AIC shareholders participate in a combined insurance program arranged and insured or reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

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
The indenture under which the 2028 Senior Notes, the 2029 Senior Notes, and the 2030 Senior Notes, which we refer to collectively as the Senior Notes, were issued contains no financial covenants or other provisions that would afford the holders of the Senior Notes any substantial protection in the event we participate in a material transaction. In addition, the indenture does not limit the amount of indebtedness we may incur or our ability to pay dividends, make distributions or repurchase our common shares. Additionally, investors in our Senior Notes may be adversely affected as a result of the following:

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

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with these covenants (or similar covenants contained in future financing agreements) could result in a default under our Credit Facility, indenture and other agreements containing cross default provisions, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. A default could permit lenders or holders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt and to terminate any commitments to lend. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the Senior Notes. In addition, a default under our Credit Facility or indenture would also constitute a default under the HPT Leases due to cross default provisions in the HPT Leases. Further, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. If our indebtedness were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In such circumstances, we could be forced into bankruptcy or liquidation and, as a result, investors could lose their investment in our securities.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The table below summarizes by state information as of December 31, 2016, regarding branding and ownership of the properties we operate and excludes properties operated by franchisees. The TA and Petro branded properties are included in our travel center segment, the Minit Mart branded properties are included in our convenience store segment and the QSL and other branded properties are included in corporate and other in our segment information. Similar information for the locations our franchisees operate is included under the heading "Relationships with Franchisees" in Item 1 of this Annual Report.

	Brand Affiliation:						Ownership of Sites by:
	TA	Petro	Minit Mart(1)	QSL(2)	Others(3)	Total	TA	HPT	Joint Venture	Others(4)
Alabama	3	3	—	—	—	6	2	4	—	—
Arizona	5	2	—	—	—	7	—	7	—	—
Arkansas	2	2	—	—	—	4	—	4	—	—
California	9	4	3	—	1	17	—	11	6	—
Colorado	4	1	2	1	—	8	5	3	—	—
Connecticut	3	—	—	—	—	3	—	3	—	—
Florida	6	1	—	—	—	7	—	7	—	—
Georgia	6	3	—	—	—	9	1	8	—	—
Idaho	1	—	—	—	—	1	—	1	—	—
Illinois	7	3	42	—	—	52	36	10	—	6
Indiana	8	6	1	—	—	15	4	11	—	—
Iowa	2	—	—	—	—	2	1	1	—	—
Kansas	1	1	20	—	—	22	21	1	—	—
Kentucky	2	2	68	—	1	73	49	3	—	21
Louisiana	4	3	—	—	—	7	—	7	—	—
Maryland	3	—	—	—	—	3	—	3	—	—
Michigan	6	—	—	—	—	6	1	5	—	—
Minnesota	1	—	18	—	—	19	17	1	—	1
Mississippi	1	1	—	—	—	2	—	1	—	1
Missouri	4	1	39	—	—	44	39	5	—	—
Montana	2	—	—	—	—	2	2	—	—	—
Nebraska	2	1	—	—	—	3	—	3	—	—
Nevada	3	3	—	—	—	6	1	5	—	—
New Hampshire	1	—	—	—	—	1	—	1	—	—
New Jersey	3	1	—	—	—	4	—	4	—	—
New Mexico	5	2	—	—	—	7	—	6	—	1
New York	5	1	—	—	—	6	—	6	—	—
North Carolina	3	1	—	—	—	4	1	3	—	—
North Dakota	1	—	—	—	—	1	1	—	—	—
Ohio	9	4	11	7	—	31	11	14	—	6
Oklahoma	3	1	—	—	—	4	—	4	—	—
Oregon	2	1	—	—	—	3	—	3	—	—
Pennsylvania	8	2	—	1	—	11	2	9	—	—
Rhode Island	1	—	—	—	—	1	1	—	—	—
South Carolina	4	1	—	—	—	5	2	3	—	—
Tennessee	6	2	3	—	—	11	3	8	—	—
Texas	12	8	—	—	—	20	2	18	—	—
Utah	2	—	—	—	—	2	—	2	—	—
Virginia	3	—	—	1	—	4	—	3	—	1
Washington	1	1	—	—	—	2	—	2	—	—
West Virginia	2	—	—	1	—	3	—	2	—	1
Wisconsin	2	—	26	—	—	28	24	2	—	2
Wyoming	3	1	—	—	—	4	—	4	—	—
Ontario, Canada	1	—	—	—	—	1	1	—	—	—
Total	162	63	233	11	2	471	227	198	6	40

(1)	Includes one Minit Mart branded convenience store we own and lease to a dealer. Excludes Minit Mart branded stores located within our travel centers.

(2)
Since December 31, 2016, to the date of this Annual Report we acquired six standalone restaurants in Pennsylvania that were owned and operated by one of our franchisees, and this franchise agreement was terminated as part of the acquisition.

(3)	Includes restaurant brands other than QSL.

(4)	Includes properties leased from, or managed for, parties other than HPT.

Item 3. Legal Proceedings
The disclosure under the heading "Legal Proceedings" in Note 13 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market information. Since July 1, 2016, our common shares have been traded on the NASDAQ Global Select Market, or Nasdaq, under the symbol "TA." Prior to that, our common shares traded on the New York Stock Exchange, or NYSE, under the same symbol. Set forth below, for the periods indicated, are the high and low sales prices for our common shares as reported on Nasdaq and NYSE, as applicable:

2016	High	Low
First Quarter	$9.58	$6.41
Second Quarter	9.23	6.45
Third Quarter	8.78	6.56
Fourth Quarter	7.60	5.65

2015	High	Low
First Quarter	$17.67	$12.15
Second Quarter	18.10	14.35
Third Quarter	16.95	10.18
Fourth Quarter	12.67	9.02
The closing price of our common shares on Nasdaq on February 27, 2017, was $7.45 per share.
Holders. As of February 17, 2017, there were 770 shareholders of record of our common shares.
Dividends. We have never paid or declared any cash dividends on our common shares. At present, we intend to retain our future earnings, if any, to fund the operations and growth of our business. Furthermore, our Credit Facility restricts our payment of cash dividends on our common shares, unless certain requirements under the Credit Facility are met, including that excess availability, as defined, is not less than 20% after any such payment, and our rent deferral agreement with HPT prohibits us from paying any dividends while any deferred rent remains unpaid. Our future decisions concerning the payment of dividends on our common shares will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors as our Board of Directors, in its discretion, may consider relevant, and the extent to which the declaration or payment of dividends may be limited by agreements we have entered or cause us to lose the benefits of certain of our agreements.
Stock issuable under equity compensation plans. The equity compensation plan information set forth in Item 12 of this Annual Report is incorporated by reference herein.
Recent sales of unregistered securities. There were no sales of our unregistered securities by us during the fourth quarter of 2016.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2016:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2016	734	$6.30	—	$—
November 2016	—	—	—	—
December 2016	199,773	6.59	—	—
Total	200,507	$6.59	—	$—

(1)
During 2016, all common share purchases were made to satisfy share award recipients' tax withholding and payment obligations in connection with the vesting of awards of restricted common shares, which were repurchased by us based on their fair market value on the repurchase date.

Item 6. Selected Financial Data
The following table presents selected historical financial information for each of the last five fiscal years. The information set forth below with respect to fiscal years 2016, 2015 and 2014 was derived from, and should be read in conjunction with, the audited consolidated financial statements included in Item 15 of this Annual Report. The information set forth below with respect to fiscal years 2013 and 2012 was derived from, and should be read in conjunction with, the audited consolidated financial statements included in our 2013 Annual Report on Form 10-K. The following information should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

(in thousands, except per share and site counts unless indicated otherwise)	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations and Comprehensive (Loss) Income Attributable to Common Shareholders Data:
Revenues:
Fuel	$3,530,149	$4,055,448	$6,149,449	$6,481,252	$6,636,297
Nonfuel	1,963,904	1,782,761	1,616,802	1,450,792	1,344,755
Rent and royalties from franchisees	17,352	12,424	12,382	12,687	14,672
Total revenues	5,511,405	5,850,633	7,778,633	7,944,731	7,995,724
Income from operations	22,060	78,297	113,640	21,190	41,470
Net (loss) income attributable to common shareholders	(2,018)	27,719	60,969	31,623	32,198
Net (loss) income per common share attributable to common shareholders:
Basic and diluted	$(0.05)	$0.72	$1.62	$1.06	$1.12
Balance Sheet Data (end of period):
Total assets	$1,659,841	$1,621,541	$1,393,007	$1,234,171	$1,012,715
Sale leaseback financing obligation, noncurrent portion(1)	21,165	20,719	82,591	83,762	82,195
Deferred rent obligation(2)	150,000	150,000	150,000	150,000	150,000
Senior Notes	330,000	330,000	230,000	110,000	—
Other Operating Data:
Total fuel sold (gallons)(3)	2,205,424	2,130,103	2,024,790	2,034,929	2,039,960
Number of sites (end of period):
Company operated travel centers	225	223	220	217	206
Company operated convenience stores	232	203	34	34	4
Company operated standalone restaurants	13	2	1	—	—
Franchisee operated travel centers	5	5	5	5	6
Franchisee owned and operated travel centers	25	24	25	25	29
Dealer operated convenience store	1	1	—	—	—
Franchisee owned and operated standalone restaurants	39	—	—	—	—
Total locations	540	458	285	281	245

(1)	See Note 7 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our sale leaseback financing obligation.

(2)
The deferred rent obligation is due and payable in five installments of $42,915, $29,324, $29,107, $27,421 and $21,233 on June 30, 2024, and December 31, 2026, 2028, 2029 and 2030, respectively, and the obligation does not bear interest unless certain events provided under the applicable agreement occur. Deferred rent is subject to acceleration at HPT's option upon an uncured default by, or a change in control of, us.

(3)
Includes all fuel we sold, both at our retail locations and on a wholesale basis, including to a joint venture in which we own a noncontrolling interest, but excludes the retail fuel sales at travel centers operated by our franchisees.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report. Amounts are in thousands of dollars or gallons unless indicated otherwise.

Executive Summary
Our revenues and income are subject to material changes as a result of market prices and the availability of diesel fuel and gasoline. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in demand that are often the result of changes in the macroeconomic environment. Also, concerted efforts by major oil producing countries and cartels to limit oil supply can impact prices.
Over the past few years there have been significant changes in the cost of fuel. Fuel prices generally trended upward for the year, ending at a higher price than at the start of the year. During the year ended December 31, 2016, the average fuel price was 15.9% below the average fuel price during the year ended December 31, 2015. Some current economic forecasts reflect continued low prices for fuel; although other economic forecasts indicate an expectation of economic growth and inflation in the U.S. and elsewhere, which may impact demand for fuel and fuel prices. As noted above, various factors and events can cause fuel prices to change, sometimes suddenly and sharply.
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
We believe that demand for diesel fuel by trucking companies for any given level of trucking activity will be reduced over time by technological innovations that permit, and regulations that encourage or require, improved fuel efficiency of motor vehicle engines and other fuel conservation practices. We believe these factors combined with adjusting our fuel sales pricing to manage fuel sales volume and profitability and lower levels of freight activity, were contributors to decreases in the level of fuel sales volumes we realized on a same site basis for 2016, as compared to 2015, despite generally improving economic conditions during 2016. Although fuel sales volume declined on a same site basis, it increased on a total basis due to the number of new locations we added to our business during 2015 and 2016.
Despite higher fuel sales volume in 2016 compared to 2015, our fuel gross margin and fuel gross margin per gallon were lower in 2016 than in 2015, primarily due to an inordinately favorable purchasing environment in the first four months of 2015 that did not recur in 2016.
The net loss attributable to common shareholders we experienced for 2016, as compared to the income we achieved during 2015, was primarily due to increases in depreciation and amortization expenses, and expenses related to financing and managing our newly acquired and developed locations (including real estate rent, interest and selling, general and administrative expenses), a decrease in fuel gross margin, and increased competition. These decreases were partially offset by an increase in nonfuel gross margin in excess of site level operating expenses generated by our locations.
As described under the heading "Other Disputes" in Note 13 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report, Comdata has purported to terminate its merchant agreement with us and, beginning February 1, 2017, unilaterally increased the fees it withholds from the transaction settlement payments due to us. We believe that Comdata has wrongfully terminated our agreement and raised the fees we pay Comdata, and we are pursuing litigation against Comdata. However, if we do not prevail in our pending litigation against Comdata, we may not be able to recover the increased fees Comdata charges us through higher prices to customers, and our operating expenses may increase.

Factors Affecting Comparability
Transaction Agreement with HPT
On June 1, 2015, we entered a transaction agreement with HPT, which we and HPT amended on June 22, 2016. We refer to this amended transaction agreement as the Transaction Agreement. Under the Transaction Agreement, among other things, we agreed to sell to HPT 16 existing travel centers we owned and certain assets at 11 properties currently leased from HPT, plus four additional travel centers upon our completion of their development, and HPT agreed to lease back these properties and assets to us under the HPT Leases. We also agreed to purchase from HPT five travel centers we previously leased from HPT.
During the year ended December 31, 2015, we sold 14 travel centers and certain assets at 11 properties currently leased from HPT for an aggregate of $279,383 and purchased five travel centers from HPT for $45,042. The resulting net increase of our minimum annual rent under our TA Leases was $20,153.
On March 31, 2016, we sold one of the development properties to HPT for $19,683, and our minimum annual rent due to HPT increased by $1,673.
On June 22, 2016, we sold two existing travel centers for an aggregate of $23,876, and our minimum annual rent due to HPT increased by $2,029.
On June 30, 2016, we sold one of the development properties to HPT for $22,297, and our minimum annual rent due to HPT increased by $1,895.
On September 30, 2016, we sold one of the development properties to HPT for $16,557, and our minimum annual rent due to HPT increased by $1,407.
See Notes 7 and 12 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our Transaction Agreement with HPT.
Acquired and Developed Sites
Since the beginning of 2011, when we began our acquisition program, to December 31, 2016, we have invested $855,003 to develop, purchase and improve 318 travel centers, convenience stores and standalone restaurants. For the year ended December 31, 2016, these investments produced site level gross margin in excess of site level operating expenses of $99,957, or, on a sequential basis, $8,253, or 9.0%, greater than site level gross margin in excess of site level operating expenses for the twelve months ended September 30, 2016.
We believe that our investments require a period after they are developed or acquired and upgrades are completed to reach their expected stabilized financial results, generally three years for travel centers and one year for convenience stores.
We acquired or developed 39 travel centers during the 2011 to 2016 period. Of those, 36 are included in the "Travel Centers Segment Same Site Operating Data" for the years ended December 31, 2016 and 2015. As of December 31, 2016, we have invested $312,139 (including improvements) in these 36 locations, and they generated $54,271 of gross margin in excess of site level operating expenses during the year ended December 31, 2016. The remaining three locations were developed by us for a total investment of $64,862; and they generated $3,526 of gross margin in excess of site level operating expenses during the year ended December 31, 2016; however, we have operated these locations for less than the full year 2016 (one opened in each of January, March and May).
We acquired 228 convenience stores during the 2013 to 2016 period. Of these, 31 are included in the "Convenience Store Segment Same Site Operating Data" for the years ended December 31, 2016 and 2015. As of December 31, 2016, we have invested $66,491 (including improvements) in these 31 locations, and they generated $11,608 of gross margin in excess of site level operating expenses during the year ended December 31, 2016. The remaining 197 locations were acquired by us in 2015 or 2016 for a total investment of $376,854 (including improvements), and these convenience stores generated $23,237 of gross margin in excess of site level operating expenses during the year ended December 31, 2016. The 29 convenience stores we acquired during 2016 were operated by us for an average of nine months during 2016 and some of these were fully or partially out of service while being renovated.
We acquired one standalone restaurant during 2015 and 50 during 2016. As of December 31, 2016, we have invested $34,657 (including improvements) in these 51 locations, and they generated $7,315 of gross margin in excess of site level operating expenses during the year ended December 31, 2016.

Our growth activities have also contributed to growth in our selling, general and administrative expenses, which were $139,052 for the year ended December 31, 2016, a $17,285, or 14.2%, increase over the amount for the year ended December 31, 2015. We estimate that approximately $10,000 of this increase can be attributed to the increase in our number of sites, including such items as marketing, advertising, regional management personnel and centralized support costs.
As of December 31, 2016, we had agreements to acquire one travel center and six standalone restaurants from two of our franchisees for an aggregate purchase price of $19,050, and since December 31, 2016, we have entered into an agreement to acquire an additional travel center for a purchase price of $4,175. During January 2017, we completed the purchase of six standalone restaurants for an aggregate purchase price of $6,000. We expect to complete the remaining acquisitions in the first half of 2017, but these purchases are subject to conditions that may not occur, may be delayed or the terms may change. We currently intend to continue to selectively acquire additional locations and to otherwise expand our business.

Results of Operations
Consolidated Financial Results
The following table presents changes in our operating results for the year ended December 31, 2016, as compared to the year ended December 31, 2015 and for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

	2016	Change from 2015	2015	Change from 2014	2014
Revenues:
Fuel	$3,530,149	(13.0)%	$4,055,448	(34.1)%	$6,149,449
Nonfuel	1,963,904	10.2%	1,782,761	10.3%	1,616,802
Rent and royalties from franchisees	17,352	39.7%	12,424	0.3%	12,382
Total revenues	5,511,405	(5.8)%	5,850,633	(24.8)%	7,778,633

Gross margin:
Fuel	404,777	(2.3)%	414,494	(3.3)%	428,500
Nonfuel	1,053,077	9.4%	962,766	9.7%	877,931
Rent and royalties from franchisees	17,352	39.7%	12,424	0.3%	12,382
Total gross margin	1,475,206	6.2%	1,389,684	5.4%	1,318,813

Operating expenses:
Site level operating	959,407	8.3%	885,646	8.6%	815,611
Selling, general and administrative	139,052	14.2%	121,767	14.0%	106,823
Real estate rent	262,298	13.3%	231,591	6.6%	217,155
Depreciation and amortization	92,389	27.6%	72,383	10.4%	65,584
Total operating expenses	1,453,146	10.8%	1,311,387	8.8%	1,205,173

Income from operations	22,060	(71.8)%	78,297	(31.1)%	113,640

Acquisition costs	2,451	(51.4)%	5,048	335.2%	1,160
Interest expense, net	27,815	23.4%	22,545	34.9%	16,712
Income from equity investees	4,544	12.0%	4,056	25.8%	3,224
Loss on extinguishment of debt	—	NM	10,502	NM	—
(Loss) income before income taxes	(3,662)	(108.3)%	44,258	(55.3)%	98,992
(Benefit) provision for income taxes	(1,733)	(110.5)%	16,539	(56.5)%	38,023
Net (loss) income	(1,929)	(107.0)%	27,719	(54.5)%	60,969
Less net income for noncontrolling interests	89	NM	—	NM	—
Net (loss) income attributable to common shareholders	$(2,018)	(107.3)%	$27,719	(54.5)%	$60,969

Year ended December 31, 2016, as compared to December 31, 2015
Revenues. Fuel revenues for 2016 decreased by $525,299, or 13.0%, as compared to 2015. The table below shows the change in sales volumes and fuel revenues by segment. Corporate and other fuel gallons and fuel revenues represent wholesale sales to the joint venture we operate and to other retailers.

	Fuel Gallons Sold			Fuel Revenues
	2016	Change from 2015	2015	2016	Change from 2015	2015
Travel centers	1,908,924	(3.3)%	1,974,744	$3,036,861	(19.3)%	$3,763,536
Convenience stores	253,363	108.4%	121,604	420,747	87.1%	224,894
Corporate and other	43,137	27.8%	33,755	72,541	8.2%	67,018
Consolidated totals	2,205,424	3.5%	2,130,103	$3,530,149	(13.0)%	$4,055,448
The decrease in fuel revenue for 2016 as compared to 2015 was due to significant decreases in market prices for fuel and lower fuel sales volume in our travel center segment as a result of fuel conservation methods adopted by our customers and due to increased competition, partially offset by increases in sales volume in our convenience store segment as a result of acquired locations.
Nonfuel revenues for 2016 increased by $181,143, or 10.2%, as compared to 2015, primarily as a result of acquired locations.
Fuel gross margin. Fuel gross margin for 2016 decreased by $9,717, or 2.3%, as compared to 2015. This decrease in fuel gross margin was primarily due to an unusually favorable purchasing environment in the first four months of 2015 that did not recur in 2016.
Nonfuel gross margin. Nonfuel gross margin for 2016 increased by $90,311, or 9.4%, as compared to 2015 due primarily to acquired locations and our pricing and marketing initiatives. Nonfuel gross margin as a percentage of nonfuel revenues was 53.6% and 54.0% for 2016 and 2015, respectively. The nonfuel gross margin percentage decreased primarily due to the acquisition of additional convenience stores since the beginning of 2015. Nonfuel gross margin percentage in our convenience store operations is typically lower than the nonfuel gross margin percentage for our travel center operations.
Site level operating expenses. Site level operating expenses for 2016 increased by $73,761, or 8.3%, as compared to 2015 due primarily to acquired locations. Site level operating expenses as a percentage of nonfuel revenues were 48.9% and 49.7% for 2016 and 2015, respectively. The improved expense ratio reflects both a larger portion of our operations conducted at convenience stores and the continued stabilization of our acquired convenience store locations.
Selling, general and administrative expenses. Selling, general and administrative expenses for 2016 increased by $17,285, or 14.2%, as compared to 2015. The increase was primarily attributable to increased personnel required to support the growth of our business, as well as increased spending on marketing and promotional activities.
Real estate rent expense. Rent expense for 2016 increased by $30,707, or 13.3%, as compared to 2015. The increase in real estate rent expense was primarily a result of the sale to, and lease back from, HPT of travel centers and improvements at leased sites since the beginning of 2015, including the sales pursuant to the Transaction Agreement with HPT.
Depreciation and amortization expense. Depreciation and amortization expense for 2016 increased by $20,006, or 27.6%, as compared to 2015. The increase in depreciation and amortization expense primarily resulted from the locations we acquired and capital investments at our owned sites that we completed since the beginning of 2015.
Interest expense, net. Interest expense, net for 2016 increased by $5,270, or 23.4%, as compared to 2015, primarily as a result of our issuance of $100,000 of the 2030 Senior Notes in October 2015.
Provision for income taxes. For 2016, we had an income tax benefit of $1,733 as a result of a pretax loss. In 2015, we had an income tax provision of $16,539 as a result of pretax income. See Note 9 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our income taxes.

Year ended December 31, 2015, as compared to December 31, 2014
Revenues. Fuel revenues for 2015 decreased by $2,094,001, or 34.1%, as compared to 2014. The table below shows the change in sales volumes and fuel revenues by segment. Corporate and other fuel gallons and fuel revenues represent wholesale sales to the joint venture we operate and to other retailers.

	Fuel Gallons Sold			Fuel Revenues
	2015	Change from 2014	2014	2015	Change from 2014	2014
Travel centers	1,974,744	0.8%	1,958,512	$3,763,536	(36.9)%	$5,961,985
Convenience stores	121,604	203.6%	40,048	224,894	98.6%	113,221
Corporate and other	33,755	28.7%	26,230	67,018	(9.7)%	74,243
Consolidated totals	2,130,103	5.2%	2,024,790	$4,055,448	(34.1)%	$6,149,449
The decreases in fuel revenue for 2015 as compared to 2014 were due to significant decreases in market prices for fuel partially offset by increases in sales volume in both the travel center and convenience store segments primarily due to locations acquired in 2014 and 2015. Wholesale fuel sales increased primarily as a result of our acquisitions in the second half of 2015.
Nonfuel revenues for 2015 increased by $165,959, or 10.3%, as compared to 2014, primarily as a result of locations acquired in 2014 and 2015.
Fuel gross margin. Fuel gross margin for 2015 decreased by $14,006, or 3.3%, as compared to 2014. The decrease in fuel gross margin was primarily due to an inordinately favorable purchasing environment in the 2014 fourth quarter that did not recur in 2015, partially offset by an increase of $4,999 in 2015 compared to 2014 related to amounts owed to us in connection with certain biodiesel purchases we made during 2015 as a result of the reinstatement during the fourth quarter of 2015 of biodiesel and renewable energy fuel tax credits. The legislation authorizing these tax credits was passed and the credits were retroactively applied in December of each of 2015 and 2014.
Nonfuel gross margin. Nonfuel gross margin for 2015 increased by $84,835, or 9.7%, as compared to 2014, due to locations acquired in 2014 and 2015 and our pricing and marketing initiatives. Nonfuel gross margin as a percentage of nonfuel revenues was 54.0% and 54.3% for 2015 and 2014, respectively. The nonfuel gross margin percentage decreased primarily due to the inclusion of additional convenience stores, as a result of acquisitions since the beginning of 2015. Nonfuel gross margin percentage in our convenience store operations is typically lower than the nonfuel gross margin percentage for our travel center operations.
Site level operating expenses. Site level operating expenses for 2015 increased by $70,035, or 8.6%, as compared to 2014 primarily due to locations acquired in 2014 and 2015. Site level operating expenses as a percentage of nonfuel revenues were 49.7% and 50.4% for 2015 and 2014, respectively. The improved expense ratio reflects both a larger portion of our operations conducted at convenience stores and the continued stabilization of our locations acquired in 2014 and 2015.
Selling, general and administrative expenses. Selling, general and administrative expenses for 2015 increased by $14,944, or 14.0%, as compared to 2014. The increase was primarily attributable to increased personnel to support the growth of our business, especially the significant growth in our convenience store segment. These increases were partially offset by lower audit and consultant fees.
Real estate rent expense. Real estate rent expense for 2015 increased by $14,436, or 6.6%, as compared to 2014. The increase in real estate rent expense was primarily a result of the sale to, and lease back from, HPT in June 2015 and September 2015 of 14 owned travel centers and certain assets we owned at 11 properties leased from HPT, as well as improvements at leased sites we sold to HPT during 2015 and 2014.
Depreciation and amortization expense. Depreciation and amortization expense for 2015 increased by $6,799, or 10.4%, as compared to 2014. The increase in depreciation and amortization expense primarily resulted from the acquisitions and other capital investments we completed during 2014 and 2015. The increase was partially offset by the reduction in our depreciable assets as a result of the sale to, and lease back from, HPT in June 2015 and September 2015 of 14 owned travel centers and certain assets we owned at 11 properties leased from HPT.
Interest expense, net. Interest expense, net for 2015 increased by $5,833, or 34.9%, as compared to 2014, primarily as a result of our issuances of $100,000 of our 2030 Senior Notes in October 2015 and $120,000 of our 2029 Senior Notes in December 2014.

Provision for income taxes. The income tax provisions for 2015 and 2014 were $16,539 and $38,023, respectively. The decrease in the income tax provision for 2015 was primarily due to an increase in the utilization of various tax credits and incentives. See Note 9 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our income taxes.
Segment Results of Operations
The following is a discussion of fuel and nonfuel revenues and site level gross margin in excess of site level operating expenses by reportable segment.
As part of this discussion and analysis of our reportable segment operating results we refer to increases and decreases in results on a same site basis. We include a location in the same site comparisons only if we continuously operated it for the entire period since the beginning of the earliest comparative period presented. Locations we operate that are owned by an unconsolidated joint venture are not included in our same site comparisons. Same site data also excludes revenues and expenses that were not generated at locations we operate, such as rent and royalties from franchisees, revenues from a dealer operated convenience store and corporate selling, general and administrative expenses. We do not exclude locations from the same site comparisons as a result of capital improvements to the site or changes in the services offered.

Travel Centers
The following table presents changes in the operating results of our travel center segment for the year ended December 31, 2016, as compared to the year ended December 31, 2015, and for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

	2016	Change from 2015		2015	Change from 2014		2014
Number of company operated travel center locations	225	2		223	3		220
Number of franchise operated travel center locations	30	1		29	(1)		30

Fuel:
Fuel sales volume (gallons)	1,908,924	(3.3)%		1,974,744	0.8%		1,958,512
Fuel revenues	$3,036,861	(19.3)%		$3,763,536	(36.9)%		$5,961,985
Fuel gross margin	352,361	(9.3)%		388,502	(7.7)%		421,116
Fuel gross margin per gallon	$0.185	(6.1)%		$0.197	(8.4)%		$0.215

Nonfuel:
Nonfuel revenues	$1,644,411	1.1%		$1,626,646	5.6%		$1,539,996
Nonfuel gross margin	946,308	3.3%		915,794	7.3%		853,788
Nonfuel gross margin percentage	57.5%	120	pts	56.3%	90	pts	55.4%

Total revenues	$4,694,900	(13.1)%		$5,402,606	(28.1)%		$7,514,363
Total gross margin	1,312,297	(0.3)%		1,316,720	2.3%		1,287,286
Site level operating expenses	843,385	1.2%		833,156	4.9%		794,508
Site level operating expenses as a percentage of nonfuel revenues	51.3%	10	pts	51.2%	(40	)pts	51.6%
Site level gross margin in excess of site level operating expenses	$468,912	(3.0)%		$483,564	(1.9)%		$492,778

The following table presents our same site operating results for our travel center segment for the year ended December 31, 2016, as compared to the year ended December 31, 2015, and for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

	2016	2015	Change		2015	2014	Change
Number of same site company operated travel center locations	217	217	—		214	214	—

Fuel:
Fuel sales volume (gallons)	1,883,514	1,967,655	(4.3)%		1,946,561	1,933,904	0.7%
Fuel revenues	$2,994,344	$3,749,929	(20.1)%		$3,707,703	$5,886,328	(37.0)%
Fuel gross margin	346,836	386,412	(10.2)%		380,969	414,792	(8.2)%
Fuel gross margin per gallon	$0.184	$0.196	(6.1)%		$0.196	$0.214	(8.4)%

Nonfuel:
Nonfuel revenues	$1,617,598	$1,618,983	(0.1)%		$1,599,612	$1,518,114	5.4%
Nonfuel gross margin	931,315	911,677	2.2%		902,034	843,008	7.0%
Nonfuel gross margin percentage	57.6%	56.3%	130	pts	56.4%	55.5%	90	pts

Total gross margin	$1,278,151	$1,298,089	(1.5)%		$1,283,003	$1,257,800	2.0%
Site level operating expenses	828,390	827,603	0.1%		817,565	783,533	4.3%
Site level operating expenses as a percentage of nonfuel revenues	51.2%	51.1%	10	pts	51.1%	51.6%	(50	)pts
Site level gross margin in excess of site level operating expenses	$449,761	$470,486	(4.4)%		$465,438	$474,267	(1.9)%
Year ended December 31, 2016, as compared to December 31, 2015
Revenues. Fuel revenues for 2016 decreased by $726,675, or 19.3%, as compared to 2015. The table below shows the changes in total fuel revenues for our travel center segment based on price and volume changes between periods.

	Gallons Sold	Fuel Revenues
Results for 2015	1,974,744	$3,763,536

Decrease due to petroleum products price changes		(623,726)
Decrease due to same site volume changes	(84,141)	(132,108)
Increase due to locations opened	18,321	29,159
Net change from prior year period	(65,820)	(726,675)

Results for 2016	1,908,924	$3,036,861
Fuel revenues primarily reflected decreases in market prices for fuel and sales volume from same sites. On a same site basis, fuel sales volume decreased by 84,141 gallons, or 4.3%, during 2016 as compared to 2015. We believe the decrease in same site fuel sales volume was primarily due to our efforts to adjust fuel sales profitability by managing pricing and the effects of truck engine fuel efficiency improvements and other fuel conservation efforts, lower levels of freight activity and competition.
Nonfuel revenues for 2016 increased by $17,765, or 1.1%, as compared to 2015. The increase in nonfuel revenues was primarily due to nonfuel sales at acquired locations partially offset by decreases in nonfuel sales on a same site basis. The decrease on a same site basis was primarily due to lower revenue at full service restaurants due to closing certain of our restaurants during slower night time periods and a decrease in tire sales revenue primarily due to increased competition.

Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for 2016 decreased by $14,652, or 3.0%, as compared to 2015, due to a decrease of $20,725, or 4.4%, on a same site basis partially offset by an increase due to acquired locations.
On a same site basis, site level gross margin in excess of site level operating expenses decreased for 2016 as compared to 2015 as a result of a decrease in fuel gross margin, primarily due to our unusually favorable purchasing experience in the first four months of 2015 that did not recur during 2016.
Year ended December 31, 2015, as compared to December 31, 2014
Revenues. Fuel revenues for 2015 decreased by $2,198,449, or 36.9%, as compared to 2014. The table below shows the changes in total fuel revenues for our travel center segment based on price and volume changes between periods.

	Gallons Sold	Fuel Revenues
Results for 2014	1,958,512	$5,961,985

Decrease due to petroleum products price changes		(2,202,324)
Increase due to same site volume changes	12,657	23,908
Increase due to locations opened	12,921	7,800
Decrease due to locations closed	(9,346)	(27,833)
Net change from prior year period	16,232	(2,198,449)

Results for 2015	1,974,744	$3,763,536
Fuel revenues primarily reflected decreases in market prices for fuel, partially offset by increases in sales volume from same sites and from sites acquired during 2014 and 2015. On a same site basis, fuel sales volume for 2015 increased by 12,657 gallons, or 0.7%, as compared to 2014. The increase in fuel sales volume on a same site basis was primarily due to our continued focus on adjusting fuel sales pricing to manage profitability and certain marketing initiatives.
Nonfuel revenues for 2015 increased by $86,650, or 5.6%, as compared to 2014. The increase in nonfuel revenue was primarily due to same sites and from locations acquired during 2014 and 2015. On a same site basis, nonfuel revenues for 2015 increased by $81,498, or 5.4%, as compared to 2014. We believe this same site increase is primarily due to favorable effects of certain of our marketing initiatives.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for 2015 decreased by $9,214, or 1.9%, as compared to 2014 due to a decrease of $8,829, or 1.9%, on a same site basis.
On a same site basis, site level gross margin in excess of site level operating expenses decreased for 2015 as compared to 2014, as a result of a decrease in fuel gross margin primarily due to an unusually favorable purchasing environment experienced in 2014 that did not recur in the last eight months of 2015.

Convenience Stores
The following table presents changes in the operating results of our convenience store segment for the year ended December 31, 2016, as compared to the year ended December 31, 2015 and for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

	2016	Change from 2015		2015	Change from 2014		2014
Number of company operated convenience stores locations	232	29		203	169		34
Number of dealer operated convenience store locations	1	—		1	1		—

Fuel:
Fuel sales volume (gallons)	253,363	108.4%		121,604	203.6%		40,048
Fuel revenues	$420,747	87.1%		$224,894	98.6%		$113,221
Fuel gross margin	51,900	99.2%		26,060	258.4%		7,272
Fuel gross margin per gallon	$0.205	(4.2)%		$0.214	17.6%		$0.182

Nonfuel:
Nonfuel revenues	$294,852	90.0%		$155,197	102.5%		$76,634
Nonfuel gross margin	90,047	94.4%		46,314	93.4%		23,946
Nonfuel gross margin percentage	30.5%	70	pts	29.8%	(140	)pts	31.2%

Total revenues	$715,905	88.4%		$380,091	100.2%		$189,855
Total gross margin	142,253	96.6%		72,374	131.8%		31,218
Site level operating expenses	105,593	91.6%		55,115	146.2%		22,384
Site level operating expenses as a percentage of nonfuel revenues	35.8%	30	pts	35.5%	630	pts	29.2%
Site level gross margin in excess of site level operating expenses	$36,660	112.4%		$17,259	95.4%		$8,834

The following table presents our same site operating results for our convenience store segment for the year ended December 31, 2016, as compared to the year ended December 31, 2015, and for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

	2016	2015	Change		2015	2014	Change
Number of same site company operated convenience store locations	32	32	—		32	32	—

Fuel:
Fuel sales volume (gallons)	41,058	41,690	(1.5)%		41,690	40,048	4.1%
Fuel revenues	$67,338	$77,706	(13.3)%		$77,672	$113,221	(31.4)%
Fuel gross margin	9,101	8,950	1.7%		8,917	7,272	22.6%
Fuel gross margin per gallon	$0.222	$0.215	3.3%		$0.214	$0.182	17.6%

Nonfuel:
Nonfuel revenues	$80,037	$79,657	0.5%		$79,657	$76,634	3.9%
Nonfuel gross margin	26,258	25,965	1.1%		25,965	23,946	8.4%
Nonfuel gross margin percentage	32.8%	32.6%	20	pts	32.6%	31.2%	140	pts

Total gross margin	$35,359	$34,915	1.3%		$34,882	$31,218	11.7%
Site level operating expenses	21,996	22,440	(2.0)%		22,498	22,384	0.5%
Site level operating expenses as a percentage of nonfuel revenues	27.5%	28.2%	(70	)pts	28.2%	29.2%	(100	)pts
Site level gross margin in excess of site level operating expenses	$13,363	$12,475	7.1%		$12,384	$8,834	40.2%
Year ended December 31, 2016, as compared to December 31, 2015
Revenues. Fuel revenues for 2016 increased by $195,853, or 87.1%, as compared to 2015. The table below shows the changes in total fuel revenues for our convenience store segment based on price and volume changes between periods.

	Gallons Sold	Fuel Revenues
Results for 2015	121,604	$224,894

Decrease due to petroleum products price changes		(9,355)
Decrease due to same site volume changes	(632)	(979)
Increase due to locations opened	132,391	206,187
Net change from prior year period	131,759	195,853

Results for 2016	253,363	$420,747
The increase in fuel revenues in our convenience store segment was due to sales volume at acquired locations, partially offset by decreases in market prices for fuel and a decrease in fuel sales volume on a same site basis. On a same site basis, fuel sales volume for 2016 decreased by 632 gallons, or 1.5%, as compared to 2015. The decrease in same site fuel sales volume was primarily due to our adjusting fuel sales pricing to manage fuel sales volume and profitability and the effects of competition.
Nonfuel revenues for 2016 increased by $139,655, or 90.0%, as compared to 2015. The increase in nonfuel revenues was primarily due to acquired locations. On a same site basis, nonfuel revenues increased modestly as operations at acquired sites continue to stabilize.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for 2016 increased by $19,401, or 112.4%, as compared to 2015, primarily due to acquired locations.

On a same site basis, site level gross margin in excess of site level operating expenses for 2016 increased as compared to 2015 due to an increase in nonfuel gross margin due to a favorable change in the mix of products and services sold and an increase in fuel gross margin primarily resulting from our continued focus on adjusting our fuel sales pricing to manage profitability.
Year ended December 31, 2015, as compared to December 31, 2014
Revenues. Fuel revenues for 2015 increased by $111,673, or 98.6% as compared to 2014. The table below shows the changes in total fuel revenues for our convenience store segment based on price and volume changes between periods.

	Gallons Sold	Fuel Revenues
Results for 2014	40,048	$113,221

Decrease due to petroleum products price changes		(38,562)
Increase due to same site volume changes	1,642	3,014
Increase due to locations opened and closed	79,914	147,221
Net change from prior year period	81,556	111,673

Results for 2015	121,604	$224,894
The increase in fuel revenues at our convenience store segment reflected increases in sales volume from both sites we acquired during 2015 and same sites, partially offset by decreases in market prices for fuel. On a same site basis, fuel sales volume for 2015 increased by 1,642 gallons, or 4.1%, from 2014.
Nonfuel revenues for 2015 increased by $78,563, or 102.5%, from 2014. The increase in nonfuel revenues was primarily due to the sites we acquired during 2015. On a same site basis, nonfuel revenues increased by $3,023, or 3.9%, for 2015, as compared to 2014, primarily due to the favorable effects of certain of our marketing initiatives.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for 2015 increased by $8,425, or 95.4%, from 2014, due to locations acquired in 2015 and a $3,550, or 40.2%, increase on a same site basis.
On a same site basis, site level gross margin in excess of site level operating expenses increased for 2015 as compared to 2014, due to an increase in nonfuel gross margin due to a favorable change in the mix or products and services sold, an increase in fuel gross margin primarily resulting from our continued focus on adjusting our fuel sales pricing to manage fuel sales volume and profitability, partially offset by an increase in site level operating expenses.

Liquidity and Capital Resources
Our principal liquidity requirements are to meet our operating and financing costs and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are our:

•	cash balance;

•	operating cash flow;

•	our Credit Facility, with a current maximum availability of $200,000, or our Credit Facility, subject to limits based on our qualified collateral;

•	sales to HPT of improvements we make to the sites we lease from HPT and the development site to be sold to HPT under the Transaction Agreement;

•	potential issuances of new debt and equity securities; and

•	potential financing or selling of unencumbered real estate that we own.
We believe that the primary risks we currently face with respect to our operating cash flow are:

•	continuing decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency and fuel conservation generally;

•	decreased demand for our products and services that we may experience as a result of competition;

•	a significant portion of our expenses are fixed in nature, which may restrict our ability to realize a sufficient reduction in our expenses to offset a reduction in our revenues;

•	the possible inability of recently acquired or developed properties to generate the stabilized financial results we expect;

•	the risk of an economic slowdown or recession; and

•
the negative impacts on our gross margins and working capital requirements if there were a return to the higher level of prices for petroleum products we experienced during the first half of 2014 and in prior years, as well as the increased volatility of those prices.

Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our growth strategy of selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to improve, repair and maintain our properties. Although we had a cash balance of $61,312 on December 31, 2016, and net cash provided by operating activities in 2016, there can be no assurance that we will maintain similar amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities.
Liquidity Aspects of Transactions with HPT
Pursuant to the Transaction Agreement, HPT agreed to purchase from us, for our cost, four travel centers then being or to be developed, on land parcels we then owned, upon their completion, if such development were completed prior to June 30, 2017. As of December 31, 2016, we had completed construction of three of these travel centers and one of these travel centers was under construction. On each of March 31, 2016, June 30, 2016, and September 30, 2016, we sold to HPT for $19,683, $22,297 and $16,557, respectively, and leased back from HPT, one of the completed travel centers. Also, on June 22, 2016, pursuant to the Transaction Agreement, we sold to, and leased back from, HPT two existing travel centers owned by us for an aggregate of $23,876. We expect to sell to HPT the remaining development property during the first half of 2017. As of December 31, 2016, we had invested $26,429 (including land costs) for the remaining development property and we estimate the remaining development cost will be approximately $1,813.

Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and permits for the issuance of letters of credit. Generally, no principal payments are due until maturity. Borrowings under the Credit Facility bear interest at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At December 31, 2016, based on our qualified collateral, a total of $102,625 was available to us for loans and letters of credit under the Credit Facility. At December 31, 2016, there were no loans outstanding under the Credit Facility but we had outstanding $23,128 of letters of credit issued under that facility, which reduces the amount available for borrowing under the Credit Facility, leaving $79,497 available for our use as of that date.
Senior Notes
On October 5, 2015, we issued in an underwritten public offering $100,000 aggregate principal amount of our 8.00% Senior Notes due on October 15, 2030, or the 2030 Senior Notes. Our net proceeds from this issuance were $95,494 after underwriters' discount and commission and other costs of the offering. The 2030 Senior Notes require that we pay interest at 8.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on January 15, 2016, and no principal payments are required prior to maturity on October 15, 2030. The 2030 Senior Notes are callable by us at par plus accrued interest, if any, and without penalty at any time on or after October 15, 2018.
On December 16, 2014, we issued in an underwritten public offering $120,000 aggregate principal amount of our 8.00% Senior Notes due on December 15, 2029, or the 2029 Senior Notes. Our net proceeds from this issuance were $114,448 after underwriters' discount and commission and other costs of the offering. The 2029 Senior Notes require that we pay interest at 8.00% per annum, payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year, beginning on February 28, 2015, and no principal payments are required prior to maturity on December 15, 2029. The 2029 Senior Notes are callable by us at par plus accrued interest, if any, and without penalty at any time on or after December 15, 2017.
On January 15, 2013, we issued in an underwritten public offering $110,000 aggregate principal amount of our 8.25% Senior Notes due on January 15, 2028, or the 2028 Senior Notes. Our net proceeds from this issuance were $105,250 after underwriters' discount and commission and other costs of the offering. The 2028 Senior Notes require that we pay interest at 8.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013, and no principal payments are required prior to maturity on January 15, 2028. The 2028 Senior Notes are callable by us at par plus accrued interest, if any, and without penalty at any time on or after January 15, 2016.
We refer to the 2030 Senior Notes, 2029 Senior Notes and 2028 Senior Notes collectively as our Senior Notes, which are our senior unsecured obligations. The total annual cash payments for interest expense on the current outstanding aggregate principal amount under our Senior Notes is $26,675.
The indenture governing our Senior Notes does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time.
See Note 6 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our Credit Facility or our Senior Notes.

Sources and Uses of Cash Flow
Cash Flow from Operating Activities
In 2016, we had net cash inflows from operating activities of $110,777, a decrease of $26,111 compared to $136,888 in 2015. The decrease was primarily due a decrease in cash from the net income attributable to common shareholders in 2015 to net loss attributable to common shareholders in 2016, partially offset by lower working capital in 2016 as compared to 2015.
In 2015, we had net cash inflows from operating activities of $136,888, a decrease of $24,237 compared to $161,125 in 2014. The decrease was primarily due to lower net income partially offset by lower net working capital in 2015 as compared to 2014.

Cash Flow from Investing Activities
In 2016, we had cash outflows from investing activities of $220,038, a decrease of $17,439 compared to $237,477 in 2015. The decrease was primarily due to a reduction in our acquisition activities, partially offset by lower proceeds from asset sales to HPT and higher capital expenditures in 2016 than in 2015. In 2016, we invested $71,935 for the acquisition of 29 convenience stores, 11 standalone restaurants and franchise agreements for an additional 39 standalone restaurants and invested $329,997 for other capital improvements to our properties. In 2016, we received $193,082 of proceeds from the sales of five properties and assets to HPT, including improvements to properties we lease from HPT.
In 2015, we had cash outflows from investing activities of $237,477, an increase of $103,059 compared to $134,418 in 2014. The increase was primarily due to capital expenditures and cash invested for acquisitions, partially offset by proceeds from the sale of assets to HPT. In 2015, we invested $320,290 for the acquisition of three travel centers and 169 convenience stores, and we made investments of $295,437 for other capital improvements to our properties. In 2015, we received $378,250 of proceeds from our sales of properties and assets to HPT, including improvements to properties we lease from HPT.
As of December 31, 2016, we had entered agreements to acquire one travel center from a franchisee for a purchase price of $13,050 and six standalone restaurants from a franchisee for an aggregate purchase price of $6,000, and we expect to invest an approximate $1,534 to expand and renovate these locations. Since December 31, 2016, we entered into an agreement to acquire an additional travel center for a purchase price of $4,175 and we expect to invest an approximate $1,950 to renovate this location. During 2017, as of the date of this Annual Report, we have completed the purchase of the six standalone restaurants for an aggregate purchase price of $6,000. We expect to complete the remaining acquisitions in the first half of 2017, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change.
We consider sustaining capital to be the amount of investments required to maintain our existing business. We estimate that during 2017 our sustaining capital expenditures will be approximately $55,000 to $60,000. We may also make additional investments in our business for expansion or other projects and at substantial costs.
See Notes 2, 7 and 12 to our Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our acquisitions and our transactions with HPT.
Cash Flow from Financing Activities
In 2016, we had cash outflows from financing activities of $1,035, a change of $49,530 compared to the cash inflows from financing activities of $48,495 in 2015. Our cash used in financing activities for 2016 resulted primarily from $1,394 spent to acquire treasury shares. In 2015, we had cash inflows from financing activities of $48,495, a decrease of $63,446 compared to $111,941 in 2014. The cash inflow in 2015 resulted primarily from $95,494 net cash proceeds we received in 2015 from issuance of our 2030 Senior Notes, partially offset by repayment of a financing obligation during 2015 of $45,042 for five properties we purchased from HPT that we had previously leased. In 2014, financing cash flow consisted primarily of $114,448 of net proceeds we received from issuance of our 2029 Senior Notes.

Off Balance Sheet Arrangements
As of December 31, 2016, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to the debt owed by Petro Travel Plaza Holdings LLC, or PTP, an entity in which we own a noncontrolling interest. See Note 10 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our investment in PTP.

Related Party Transactions
Relationships with HPT, RMR and AIC
We have relationships and historical and continuing transactions with HPT, RMR, and its managing member, The RMR Group Inc., AIC, other companies to which RMR provides management services and others affiliated with them. For example:

•	HPT is our former parent company, our principal landlord and our largest shareholder and RMR provides management services to both us and HPT;

•
As of December 31, 2016, we, HPT and five other companies to which RMR provides management services each owned 14.3% of AIC, which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders; and

•
RMR employs our President and Chief Executive Officer; our Executive Vice President, Chief Financial Officer and Treasurer; our Executive Vice President and General Counsel; and both of our Managing Directors; one of our Managing Directors is a controlling shareholder of The RMR Group Inc., and owns direct and indirect interests in RMR through ABP Trust, of which he is a beneficial owner; RMR, assists us with various aspects of our business pursuant to a business management agreement and provides building management services at our headquarters office building pursuant to a property management agreement.

For further information about these and other such relationships and related person transactions, see Notes 7 and 12 to the Notes to our Consolidated Financial Statements included in Item 15 of this Annual Report and the section captioned "Business-Our Leases with HPT" above in Part I, Item 1 of this Annual Report, which are incorporated herein by reference, our other filings with the SEC and our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2016. For further information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors". Copies of certain of our agreements with these related persons, including our leases and related amendments with HPT, our business and property management agreements with RMR, certain other agreements with HPT and our shareholders agreement with AIC and its shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related persons, including HPT and businesses to which RMR or its affiliates provide management services.

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
Impairment of long lived assets. We perform a test for impairment of our property and equipment at the individual site level, since this is the lowest grouping of assets and liabilities at which the related cash flows are largely independent of other assets and liabilities. We recognize impairment charges when (i) the carrying value of a long lived asset or asset group to be held and used in the business is not recoverable and exceeds its fair value and (ii) when the carrying value of a long lived asset or asset group to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Our estimates of fair value are based on our estimates of likely market participant assumptions. Key assumptions include our current expectations for projected fuel sales volumes, nonfuel revenues, fuel and nonfuel gross margins, site level operating expenses and real estate rent expense. If the business climate deteriorates, our actual results may not be consistent with these assumptions and estimates. The discount rate, which is used to measure the present value of the projected future cash flows, is set using a weighted average cost of capital method that considers market and industry data as well as our specific risk factors and that we believe is likely to be used by a market participant. The weighted average cost of capital is our estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. We use a number of assumptions and methods in preparing valuations underlying impairment tests, including estimates of future cash flows and discount rates. During 2016, we did not record any impairment charges relating to our property and equipment. Applying significantly different assumptions or valuation methods could result in different results from these impairment tests.

Impairment of indefinite lived intangible assets and goodwill. We assess intangible assets with indefinite lives for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable using either a quantitative or qualitative analysis. Indefinite lived intangible assets consisted of trademarks and their fair value was determined using a relief from royalty method. For 2016, indefinite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including projected growth rates and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to, and based on, the assumptions used in the most recent quantitative assessment.
We evaluate goodwill for impairment at the reporting unit level as of July 31. Goodwill impairment testing for 2016 was performed using a quantitative analysis under which the fair value of our goodwill was estimated using both an income approach and a market approach. The income approach considered discounted forecasted cash flows that were based on our long term operating plan. If the business climate deteriorates, our actual results may not be consistent with these assumptions and estimates. A terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The discount rate is an estimate of the overall after tax rate of return required by equity and debt market holders of a business enterprise. The market approach considered comparable publicly traded guideline companies' respective business values. For each comparable publicly traded guideline company, value indicators, or pricing multiples, were considered to estimate the value of our business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. During 2016, we did not record any impairment charges related to our indefinite lived intangible assets or goodwill. Applying significantly different assumptions or valuation methods could result in different results from this impairment test.
Customer loyalty programs. We have accruals for the customer loyalty programs we offer, similar to frequent shopper programs offered by other retailers. Drivers enrolled in these programs earn points for certain fuel and nonfuel purchases that can be redeemed for discounts on future nonfuel products and services at our travel centers. In determining these accruals, we must estimate redemption rates and future expected point expirations. These estimates are based on historical point expiration patterns, adjusted for expected future changes. To the extent an estimate is inaccurate, our liabilities, expenses and net income attributable to common shareholders may be understated or overstated.
Income tax matters. As part of the process of preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for financial statement and tax reporting purposes. These temporary differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. We are required to record a valuation allowance to reduce deferred tax assets if we are not able to conclude that it is more likely than not these assets will be realized. In measuring our deferred tax assets, we consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for all or a portion of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. We continue to maintain a valuation allowance against the deferred tax assets related to certain net operating loss and tax credit carryforwards in certain federal, state and foreign jurisdictions. To the extent our estimates and assumptions prove inaccurate we may need to recognize additional amounts of valuation allowance, which would increase our income tax expense and reduce our net income attributable to common shareholders in future periods.
We are also required to evaluate uncertain tax positions that benefit our income tax returns. The two step process of recognition and measurement required with respect to uncertain tax positions can require a great deal of management judgment regarding the probability that a tax position, based solely on its technical merits, will be sustained upon examination by the taxing authority, and the measurement of the amount of benefit that is more likely than not to be realized upon ultimate resolution. Many assumptions and estimates may be taken into account in the determination of whether a tax position will be recognized in the financial statements and, if the tax position is to be recognized, the amount of benefit to be recognized. These assumptions and estimates are subject to change due to many factors. To the extent our estimates and assumptions prove inaccurate we may need to adjust the amounts recognized in our financial statements, which could increase or decrease our assets, liabilities, income tax expense and net income attributable to common shareholders in future periods.

Accounting for leases. With respect to accounting for leases, each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital lease or an operating lease. The classification of a lease as capital or operating affects whether and how the transaction is reflected in our balance sheets, as well as our recognition of rental payments as rent or interest expense. These evaluations require us to make estimates of, among other things, the remaining useful life and residual value of leased properties, appropriate discount rates and future cash flows that may be realized from the leased properties. Incorrect assumptions or estimates may result in misclassification of our leases. Other aspects of our lease accounting policies relate to the accounting for sale leaseback transactions, including the appropriate amortization of related deferred liabilities and any deferred gains or losses, and the accounting for lease incentives. Our lease accounting policies involve significant judgments based upon our experience, including judgments about current valuations, estimated useful lives and salvage or residual values. In the future we may need to revise our assessments to incorporate information which is not known at the time of our previous assessments, and such revisions could increase or decrease our depreciation expense related to properties that we lease, result in the classification of some of our leases as other than operating leases or decrease the carrying values of some of our assets.
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
Self insurance accruals. We are exposed to losses under insurance programs for which we pay deductibles and for which we are partially self insured up to certain stop loss amounts, including claims under our general liability, workers' compensation, motor vehicle and group health benefits policies and programs. Accruals are established under these insurance programs for both estimated losses on known claims and potential claims incurred but not asserted, based on claims histories and using actuarial methods. The most significant risk of this methodology is its dependence on claims histories, which are not always indicative of future claims. To the extent an estimate is inaccurate, our liabilities, expenses and net income attributable to common shareholders may be understated or overstated.
Contingencies. We establish or adjust environmental contingency accruals when the responsibility to remediate becomes probable and the amount of associated costs is reasonably determinable and we record legal contingency accruals when our liability becomes probable and when we can reasonably estimate the amount of our contingent loss. We also have a receivable for expected recoveries of certain of our estimated future environmental expenditures. The process of determining both our estimated future costs of environmental remediation and our estimated future recoveries of costs from insurers or others involves a high degree of management judgment based on past experiences and current and expected regulatory and insurance market conditions. The process of estimating our liability for legal matters involves a high degree of management judgment, which is based on facts and circumstances specific to each matter and our prior experiences with similar matters that may not be indicative of future results. To the extent an estimate is inaccurate, our liabilities, expenses and net income attributable to common shareholders may be understated or overstated.

Summary of Contractual Obligations and Commitments
At December 31, 2016, our primary outstanding trade commitments were $23,128 for letters of credit. The following table summarizes our obligations to make future payments under various agreements as of December 31, 2016:

	Payments Due by Period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Leases with HPT(1)	$3,781,806	$281,516	$560,052	$554,837	$2,385,401
Other operating leases	57,692	10,831	15,690	9,249	21,922
2028 Senior Notes(2)	110,000	—	—	—	110,000
2029 Senior Notes(3)	120,000	—	—	—	120,000
2030 Senior Notes(4)	100,000	—	—	—	100,000
Interest payments on long term debt	335,200	26,725	53,437	53,418	201,620
Purchase obligations(5)	19,050	19,050	—	—	—
Other long term liabilities(6)	36,541	14,837	12,524	4,975	4,205
Total contractual obligations	$4,560,289	$352,959	$641,703	$622,479	$2,943,148

(1)
The amounts shown for lease payments to HPT include payments due to HPT for the sites we account for as operating leases and for the sites we account for as a financing under a sale leaseback financing obligation and also include the payments of the deferred rent obligation of $42,915, $29,324, $29,107, $27,421 and $21,233 in June 2024 and December 2026, 2028, 2029, and 2030, respectively, as well as the amounts payable to HPT at the end of the lease terms for the estimated cost of removing underground storage tanks. Interest is not payable on the deferred rent obligation balance unless we default on certain covenants or certain events occur, such as a change in control of us.

(2)
Our 2028 Senior Notes require us to pay interest at 8.25% quarterly and the 2028 Senior Notes mature (unless previously redeemed) on January 15, 2028. We may, at our option, at any time on or after January 15, 2016, redeem some or all of the 2028 Senior Notes by paying 100% of the principal amount of the 2028 Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.

(3)
Our 2029 Senior Notes require us to pay interest at 8.00% quarterly and the 2029 Senior Notes mature (unless previously redeemed) on December 15, 2029. We may, at our option, at any time on or after December 15, 2017, redeem some or all of the 2029 Senior Notes by paying 100% of the principal amount of the 2029 Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.

(4)
Our 2030 Senior Notes require us to pay interest at 8.00% quarterly and the 2030 Senior Notes mature (unless previously redeemed) on October 15, 2030. We may, at our option, at any time on or after October 15, 2018, redeem some or all of the 2030 Senior Notes by paying 100% of the principal amount of the 2030 Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.

(5)
As of December 31, 2016, we had entered agreements to acquire one travel center for a purchase price of $13,050 and six standalone restaurants for an aggregate purchase price of $6,000, and since December 31, 2016, we entered into an agreement to acquire an additional travel center for a purchase price of $4,175. During 2017, as of the date of this Annual Report, we have completed the purchase of six standalone restaurants for an aggregate purchase price of $6,000. The remaining acquisitions are subject to conditions and may not occur, may be delayed or the terms may change.

(6)
The other long term liabilities included in the table above include accrued liabilities related to our partial self insurance programs, including for general liability, workers' compensation, motor vehicle and group health benefits claims, as well as a loan secured by a mortgage on one of our standalone restaurants.

Environmental and Climate Change Matters
Legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our fuel products, may require us to expend significant amounts and may negatively impact our business. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the EPA's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel, as well as new fuel efficiency standards for medium and heavy duty commercial trucks, has caused us to add certain services and provide certain products to our customers at a cost to us that we may be unable to pass through to our customers. Also, various private initiatives and government regulations to promote fuel efficiency that raise the cost of trucking as compared to other types of freight transport, may decrease the demand for our fuel products and negatively impact our business. For example, in August 2016 the EPA and the National Highway Traffic Safety Administration established final regulations that will phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty trucks beginning in model year 2021 (model year 2018 for certain trailers) through model year 2027, and these regulations are estimated to reduce fuel usage between 9% and 25% (depending on vehicle category) by model year 2027. We may not be able to completely offset the loss of business we may suffer as a result of increasing engine efficiency and other fuel conservation efforts.
Some observers believe severe weather activities in different parts of the country over the last few years evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own, lease or operate. We mitigate these risks by owning, leasing and operating a diversified portfolio of properties, by procuring insurance coverage we believe adequately protects us from material damages and losses and by attempting to monitor and be prepared for such events. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.
For further information about these and other environmental and climate change matters, and the related risks that may arise, see the disclosure under the heading "Environmental Contingencies" in Note 13 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report, "Warning Concerning Forward Looking Statements," "Regulatory Environment—Environmental Regulation" in Item 1 and Item 1A, "Risk Factors."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our Credit Facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. As of December 31, 2016, no loans were outstanding under this Credit Facility. We borrow under this Credit Facility in U.S. dollars and those borrowings require us to pay interest at floating interest rates, which are based on LIBOR or a base rate, plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates. A change in interest rates generally would not affect the value of any outstanding floating rate debt but could affect our operating results. For example, if the $200,000 stated maximum amount was drawn under our Credit Facility and interest rates decreased or increased by 100 basis points per annum, our interest expense would decrease or increase by $2,000 per year. If interest rates were to change gradually over time, the impact would occur over time.

We are exposed to risks arising from market price changes for fuel. These risks have historically resulted from changes in supply and demand for fuel and from market speculation about future supply and demand for fuel. Some supply changes may arise from local conditions, such as a malfunction in a particular pipeline or at a particular terminal. However, in the recent past most of the supply risks have arisen from national or international conditions, such as weather related shutdowns of oil drilling or refining capacities, political instability in oil producing regions of the world or terrorism. Concerted efforts by major oil producing countries and cartels to limit oil supply may also impact prices. Because petroleum products are regularly traded in commodity markets, material changes in demand for and the price of fuel worldwide and financial speculation in these commodities markets may have a material effect upon the prices we have to pay for fuel and may also impact our customers' demand for fuel and other products we sell. Almost all of these risks are beyond our control. Nevertheless, we attempt to mitigate our exposure to fuel commodity price market risks in three ways. First, whenever possible, we attempt to maintain supply contracts for diesel fuel with several different suppliers for each of our locations; if one supplier has a local problem we may be able to obtain fuel supplies from other suppliers. Second, we maintain modest fuel inventory, generally less than three days of fuel sales for travel centers and five days of fuel sales for convenience stores. Modest inventory may mitigate the risk that we are required by competitive or contract conditions to sell fuel for less than its cost in the event of rapid price declines; however, the modest level of fuel inventory could exacerbate our fuel supply risks. Third, we sell a majority of our diesel fuel at prices determined by reference to a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to substantially maintain our margin per gallon despite changes in the price we pay for fuel. Based on our fuel inventory as of, and our fuel sales volume for the year ended, December 31, 2016, each one cent change in the price of fuel would change our inventory value by $208 and our fuel revenues by $22,054.

Item 8. Financial Statements and Supplementary Data
The information required by this item is included in Item 15 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2016.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15 of this Annual Report.

Changes in Internal Control over Financial Reporting
During the fourth quarter of 2016 there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Resignation of an Executive Officer
On February 27, 2017, Michael J. Lombardi notified us of his decision to resign as our Executive Vice President, effective June 30, 2017, in connection with his retirement.
On February 27, 2017, we entered into a retirement agreement, including a vesting agreement in the form attached to the retirement agreement, or the Retirement Agreement, with Mr. Lombardi. Pursuant to the Retirement Agreement, Mr. Lombardi will continue to serve as our Executive Vice President until June 30, 2017. The Retirement Agreement provides that from July 1, 2017 through October 2, 2017, Mr. Lombardi will remain employed with us and will provide transition services to us and our subsidiaries, and his employment will terminate at the end of this transition period. From October 3, 2017 through December 29, 2017, Mr. Lombardi will provide consulting services to us and our subsidiaries. The Retirement Agreement provides that Mr. Lombardi (i) will receive his current annual base salary of $339,000 pro-rated for the period January 1, 2017 through June 30, 2017, (ii) will receive 75% of his current annual base salary pro-rated for the transition period July 1, 2017 to October 2, 2017, (iii) will receive an hourly fee of one hundred fifty dollars for hours worked and reimbursement of out-of-pocket expenses during the period October 3, 2017 through December 29, 2017 and (iv) subject to Mr. Lombardi’s execution of a release of claims, will receive a cash bonus of $225,000. The Retirement Agreement further provides that, subject to Mr. Lombardi’s execution of a release of claims and the satisfaction of certain other conditions, effective October 10, 2017, we will fully accelerate the vesting of any unvested shares Mr. Lombardi then owns. The Retirement Agreement contains other customary terms and conditions, including non-solicitation, non-competition, confidentiality and other covenants.
The foregoing description of the Retirement Agreement is not complete and is qualified in its entirety by reference to the full text of the Retirement Agreement, which is filed as an exhibit to this Annual Report and is incorporated by reference herein.
Resignation and Election of a Director
At a meeting of our Board of Directors, or our Board, held on February 27, 2017, our Board increased its size from five to six members for purposes of allocating a Director to Group I with a term expiring at the 2017 Annual Meeting of Shareholders. On February 27, 2017, following this increase in the size of our Board, one of our Group III directors, Joseph L. Morea, resigned from our Board, effective immediately, and our Board immediately thereafter elected Mr. Morea as an Independent Director of the Board in Group I with a term expiring at the 2017 Annual Meeting of Shareholders to fill the vacancy created thereby. In connection with his election, Mr. Morea was appointed as a member of each of the Nominating and Governance Committee and the Compensation Committee of the Board and a member and the Chair of the Audit Committee of the Board. After Mr. Morea’s election as a Group I Independent Director, the Board decreased its size to five members.
For his service as a Director, Mr. Morea will continue to receive the compensation we generally provide to our Independent Directors. A summary of our currently effective Director compensation is filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, and is incorporated herein by reference. There is no arrangement or understanding between Mr. Morea and any other person pursuant to which he was selected as a Director. There are no transactions, relationships or agreements between Mr. Morea and us that would require disclosure pursuant to Item 404(a) of Regulation S-K promulgated under the Exchange Act.
The effect of the foregoing actions was to shorten Mr. Morea’s current term from one expiring at the 2019 Annual Meeting of Shareholders to one expiring at the 2017 Annual Meeting of Shareholders. Mr. Morea will not receive any additional compensation as a result of this change of the director class in which he serves.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We have a code of business conduct and ethics that applies to our Directors, officers and employees and RMR, its officers and employees and its parent's and subsidiaries directors, officers and employees. Our code of business conduct and ethics is posted on our website, www.ta-petro.com. A printed copy of our code of business conduct and ethics is also available free of charge to any person who requests a copy by writing to our Secretary, TravelCenters of America LLC, Two Newton Place, 255 Washington Street, Newton, MA 02458. We intend to disclose any amendments to or waivers of our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and controller (or any person performing similar functions) on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. At the Annual Meeting of Shareholders held on May 19, 2016, our shareholders approved the TravelCenters of America LLC 2016 Equity Compensation Plan, or the 2016 Plan, to replace our Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, or the 2007 Plan. Effective May 19, 2016, the 2007 Plan was terminated and no additional awards will be made thereunder. The shares previously registered for offer and sale under the 2007 Plan but not yet issued were deregistered, but shares issued under the 2007 Plan that have not yet vested will continue to vest in accordance with, and subject to, the terms of the related awards.
We may grant awards of options and common shares under our 2016 Plan from time to time to our officers, Directors, employees and other individuals who render services to us. As of December 31, 2016, 1,373,550 common shares remained available for issuance under the 2016 Plan. In 2016, we awarded 926,450 common shares to our Directors, officers, employees and others who provided services to us. The terms of awards made under the 2016 Plan are determined by the Compensation Committee of our Board of Directors at the time of the grant.
Information required by Item 12 with respect to securities authorized for issuance under equity-based compensation plans is set forth under the Equity Compensation Plan Information section in our definitive Proxy Statement and is incorporated by reference.

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

3.2
Composite copy of Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC dated as of May 20, 2013, as amended to date (Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed on November 8, 2016)

3.3	Amended and Restated Bylaws of TravelCenters of America LLC, as amended and restated on September 7, 2016 (filed herewith)

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)

4.2
Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 15, 2013)

4.3
First Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 15, 2013)

4.4
Second Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of December 16, 2014 (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A (File No. 001-33274)

4.5
Third Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of October 5, 2015 (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A (File No. 001-33274) filed October 5, 2015)

4.6	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

4.7	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

4.8	Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

10.1
Transaction Agreement, dated as of January 29, 2007, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, TravelCenters of America LLC and The RMR Group LLC (Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)

10.2
Transaction Agreement, dated as of June 1, 2015, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Leasing LLC, and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2015)

10.3
First Amendment to Transaction Agreement, dated as of June 22, 2016, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TravelCenters of America Holding Company LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2016)

10.4
Deferral Agreement, dated as of August 11, 2008, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008)

10.5
Registration Rights Agreement, dated as of August 11, 2008, between TravelCenters of America LLC and Hospitality Properties Trust (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008)

10.6
Amended and Restated Business Management and Shared Services Agreement, dated as of March 12, 2015, by and between TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 13, 2015)

10.7
Lease Agreement, dated as of May 30, 2007, by and among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and TA Operating LLC (as successor to Petro Stopping Centers, L.P.), as Tenant (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2007)

10.8
First Amendment to Lease Agreement, dated as of March 17, 2008, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed on November 10, 2008)

10.9
Amended and Restated Lease No. 1, dated as of June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2015)

10.10
Amended and Restated Lease No. 2, dated as of June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 15, 2015)

10.11
Amended and Restated Lease No. 3, dated as of June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 15, 2015)

10.12
Amended and Restated Lease No. 4, dated as of June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 15, 2015)

10.13
Amendment to Lease Agreement, dated as of June 9, 2015, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on June 15, 2015)

10.14
Amendment to Lease Agreement, dated as of June 22, 2016, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on June 22, 2016)

10.15
First Amendment to Amended and Restated Lease Agreement No. 1, dated as of June 22, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 22, 2016)

10.16
First Amendment to Amended and Restated Lease Agreement No. 2, dated as of June 16, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2015)

10.17
First Amendment to Amended and Restated Lease Agreement No. 3, dated as of September 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2015)

10.18
First Amendment to Amended and Restated Lease Agreement No. 4, dated as of June 16, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 22, 2015)

10.19
Second Amendment to Amended and Restated Lease Agreement No. 2, dated as of June 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2015)

10.20
Second Amendment to Amended and Restated Lease Amendment No. 3, dated as of June 22, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on June 22, 2016)

10.21
Second Amendment to Amended and Restated Lease Agreement No. 4, dated as of June 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 25, 2015)

10.22
Third Amendment to Amended and Restated Lease Agreement No. 2, dated as of September 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 24, 2015)

10.23
Third Amendment to Amended and Restated Lease Agreement No. 4, dated as of September 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 24, 2015)

10.24
Fourth Amendment to Amended and Restated Lease Amendment No. 2, dated as of June 22, 2016, by and among TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed June 22, 2016)

10.25
Fourth Amendment to Amended and Restated Lease Agreement No. 4, dated as of March 31, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 5, 2016)

10.26
Fifth Amendment to Amended and Restated Lease Agreement No. 2, dated as of June 30, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2016)

10.27
Fifth Amendment to Amended and Restated Lease Agreement No. 4, dated as of June 22, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on June 22, 2016)

10.28
Sixth Amendment to Amended and Restated Lease Agreement No. 2, dated as of September 30, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 4, 2016)

10.29
Sixth Amendment to Amended and Restated Lease Agreement No. 4, dated as of September 14, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed on November 8, 2016)

10.30
Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, under the Lease Agreement, dated as of May 30, 2007, by and among such Landlord and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 4, 2007)

10.31
Guaranty Agreement, dated as of June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.5 to our current Report on Form 8-K filed on June 15, 2015)

10.32
Guaranty Agreement, dated as of June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on June 15, 2015)

10.33
Guaranty Agreement, dated as of June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on June 15, 2015)

10.34
Guaranty Agreement, dated as of June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on June 15, 2015)

10.35
Property Exchange Agreement, dated as of June 9, 2015, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, the Registrant and TA Operating LLC (Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on June 15, 2015)

10.36	Sales Agreement, dated as of June 16, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 22, 2015)

10.37	Sales Agreement, dated as of June 16, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 22, 2015)

10.38	Sales Agreement, dated as of June 23, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 25, 2015)

10.39	Sales Agreement, dated as of June 23, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 25, 2015)

10.40
Sales Agreement, dated as of September 23, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 24, 2015)

10.41
Sales Agreement, dated as of September 23, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 24, 2015)

10.42
Sales Agreement, dated as of September 23, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 24, 2015)

10.43	Form of Development Property Agreement between an HPT entity and TA Operating LLC (Incorporated by reference to Exhibit B-3 to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2015)

10.44
Development Property Agreement, dated as of March 31, 2016, by and between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2016)

10.45
Development Property Agreement, dated as of June 22, 2016, by and between HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 22, 2016)

10.46
Development Property Agreement, dated as of June 22, 2016, by and between HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 22, 2016)

10.47
Development Property Agreement, dated as of June 30, 2016, by and between HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 1, 2016)

10.48
Development Property Agreement, dated as of September 30, 2016, by and between HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 4, 2016)

10.49
Amendment Agreement, dated as of January 31, 2011, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2011)

10.50
Amendment Agreement, dated as of April 15, 2013, among HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC and together with HPT TA Trust, HPT TA LLC, HPT PSC Trust, TA Leasing LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed on May 7, 2013)

10.51
Amendment Agreement, dated as of December 23, 2013, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 6, 2014)

10.52
Amended and Restated Shareholders Agreement, dated as of May 21, 2012, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, The RMR Group LLC, Government Properties Income Trust and Select Income REIT (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 7, 2012)

10.53
Amended and Restated Loan and Security Agreement, dated as of October 25, 2011, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities from time to time parties thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 28, 2011)

10.54
Amendment to Amended and Restated Loan and Security Agreement, dated as of December 19, 2014, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities from time to time parties thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2014)

10.55
Joinder Agreement, dated as of February 26, 2014, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, TravelCenters of America Holding Company LLC, Petro Franchise Systems LLC, TA Franchise Systems LLC, TA Operating Nevada LLC, TA Operating Texas LLC, and Wells Fargo Capital Finance, LLC (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed on August 21, 2014)

10.56	*
Composite copy of the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, as amended as of May 12, 2011 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2011)

10.57	*
Form of Restricted Share Agreement under the 2007 Equity Compensation Plan of TravelCenters of America LLC (for restricted share grants under the plan prior to October 24, 2008) (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 30, 2007)

10.58	*
Form of Restricted Share Agreement under the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (for restricted shares granted under the plan on and after October 24, 2008 but prior to November 19, 2013) (Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)

10.59	*
Form of Restricted Share Agreement under the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (for restricted shares granted under the plan on and after November 19, 2013) (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 6, 2014)

10.60	*	The TravelCenters of America LLC 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2016)

10.61	*	Form of Share Award Agreement under the TravelCenters of America LLC 2016 Equity Compensation Plan (filed herewith)

10.62		Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 16, 2012)

10.63		Summary of Director Compensation (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed on August 8, 2016)

10.64	†	WEX Merchant Acceptance Agreement, dated as of November 5, 2016, by and between WEX Inc. and TA Operating LLC (filed herewith)

10.65	†	Amendment # 1 to the WEX Merchant Acceptance Agreement, executed as of January 6, 2017, by and between WEX Inc. and TA Operating LLC (filed herewith)

10.66	†	Comdata Merchant Agreement, effective as of December 15, 2010, by and between Comdata Network, Inc. (now Comdata Inc.) and TA Operating LLC (filed herewith)

10.67	†	Amended and Restated Amendment to Comdata Merchant Agreement, dated as of December 14, 2011, by and between Comdata Network, Inc. (now Comdata Inc.) and TA Operating LLC (filed herewith)

10.68
Definitive Master Class Settlement Agreement, executed as of March 3, 2014 (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 6, 2014)

10.69		Retirement Agreement, dated as of February 27, 2017, by and among TravelCenters of America LLC and Michael J. Lombardi (filed herewith)

12.1		Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

21.1		Subsidiaries of TravelCenters of America LLC (filed herewith)

23.1	Consent of RSM US LLP (filed herewith)

23.2	Consent of RSM US LLP (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

99.1
Property Management Agreement, dated as of July 21, 2011, by and between The RMR Group LLC and TA Operating LLC (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 7, 2011)

99.2
Amendment to Property Management Agreement, dated as of August 1, 2016, between The RMR Group LLC and TA Operating LLC (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed on November 8, 2016)

99.3
Amended and Restated Reimbursement Agreement, dated as of May 1, 2012, by and among The RMR Group LLC, TravelCenters of America LLC and Five Star Quality Care, Inc. (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 7, 2012)

99.4	Financial Statements of Petro Travel Plaza Holdings LLC (filed herewith)

101.1
The following materials from TravelCenters of America LLC's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (filed herewith)

* Management contract or compensatory plan or arrangement.
† Confidential treatment has been requested as to certain portions of this Exhibit.

Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TravelCenters of America LLC

We have audited the accompanying consolidated balance sheets of TravelCenters of America LLC as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TravelCenters of America LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TravelCenters of America LLC's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of TravelCenters of America LLC’s internal control over financial reporting.

/s/ RSM US LLP

Cleveland, Ohio
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TravelCenters of America LLC

We have audited TravelCenters of America LLC's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. TravelCenters of America LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Assessment of Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, TravelCenters of America LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TravelCenters of America LLC as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows of TravelCenters of America LLC for each of the three years in the period ended December 31, 2016 and our report dated February 28, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Cleveland, Ohio
February 28, 2017

TravelCenters of America LLC
Consolidated Balance Sheets
(in thousands)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$61,312	$172,087
Accounts receivable (less allowance for doubtful accounts of $744 and $850 as of December 31, 2016 and 2015, respectively)	107,246	91,580
Inventory	207,829	183,492
Other current assets	25,674	48,181
Total current assets	402,061	495,340

Property and equipment, net	1,082,022	989,606
Goodwill	88,542	79,768
Other intangible assets, net	37,738	26,209
Other noncurrent assets	49,478	30,618
Total assets	$1,659,841	$1,621,541

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$157,964	$125,079
Current HPT Leases liabilities	39,720	37,030
Other current liabilities	132,648	133,513
Total current liabilities	330,332	295,622

Long term debt, net	318,739	316,447
Noncurrent HPT Leases liabilities	381,854	385,498
Other noncurrent liabilities	75,837	74,655
Total liabilities	1,106,762	1,072,222

Shareholders' equity:
Common shares, no par value, 41,369 and 39,069 shares authorized at December 31, 2016 and 2015, respectively, 39,523 and 38,808 shares issued and outstanding as of December 31, 2016, and 2015, respectively	686,348	682,219
Accumulated other comprehensive income (loss)	11	(240)
Accumulated deficit	(134,678)	(132,660)
Total TA shareholders' equity	551,681	549,319
Noncontrolling interests	1,398	—
Total shareholders' equity	553,079	549,319
Total liabilities and shareholders' equity	$1,659,841	$1,621,541
   The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Fuel	$3,530,149	$4,055,448	$6,149,449
Nonfuel	1,963,904	1,782,761	1,616,802
Rent and royalties from franchisees	17,352	12,424	12,382
Total revenues	5,511,405	5,850,633	7,778,633

Cost of goods sold (excluding depreciation):
Fuel	3,125,372	3,640,954	5,720,949
Nonfuel	910,827	819,995	738,871
Total cost of goods sold	4,036,199	4,460,949	6,459,820

Operating expenses:
Site level operating	959,407	885,646	815,611
Selling, general and administrative	139,052	121,767	106,823
Real estate rent	262,298	231,591	217,155
Depreciation and amortization	92,389	72,383	65,584
Total operating expenses	1,453,146	1,311,387	1,205,173

Income from operations	22,060	78,297	113,640

Acquisition costs	2,451	5,048	1,160
Interest expense, net	27,815	22,545	16,712
Income from equity investees	4,544	4,056	3,224
Loss on extinguishment of debt	—	10,502	—
(Loss) income before income taxes	(3,662)	44,258	98,992
(Benefit) provision for income taxes	(1,733)	16,539	38,023
Net (loss) income	(1,929)	27,719	60,969
Less net income for noncontrolling interests	89	—	—
Net (loss) income attributable to common shareholders	$(2,018)	$27,719	$60,969

Other comprehensive income (loss), net of tax:
Foreign currency income (loss), net of taxes of $57, $355 and $198, respectively	$99	$(655)	$(400)
Equity interest in investee's unrealized gain (loss) on investments	152	(20)	1
Other comprehensive income (loss) attributable to common shareholders	251	(675)	(399)

Comprehensive (loss) income attributable to common shareholders	$(1,767)	$27,044	$60,570

Net (loss) income per common share attributable to common shareholders:
Basic and diluted	$(0.05)	$0.72	$1.62
   The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(1,929)	$27,719	$60,969
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Noncash rent expense	(13,683)	(15,170)	(8,982)
Depreciation and amortization expense	92,389	72,383	65,584
Deferred income taxes	4,342	7,367	13,790
Loss on extinguishment of debt	—	10,502	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(14,503)	5,076	8,838
Inventory	(20,642)	5,140	27,594
Other assets	22,539	(1,546)	2,414
Accounts payable and other liabilities	39,896	18,023	(12,010)
Other, net	2,368	7,394	2,928
Net cash provided by operating activities	110,777	136,888	161,125

Cash flows from investing activities:
Proceeds from asset sales	193,082	378,250	64,927
Capital expenditures	(329,997)	(295,437)	(169,825)
Acquisitions of businesses, net of cash acquired	(71,935)	(320,290)	(28,695)
Investment in equity investee	(11,188)	—	(825)
Net cash used in investing activities	(220,038)	(237,477)	(134,418)

Cash flows from financing activities:
Proceeds from issuance of Senior Notes	—	100,000	120,000
Common shares offering costs paid	—	—	(14)
Payment of deferred financing costs	—	(4,506)	(6,135)
Proceeds from sale leaseback transactions with HPT	937	1,190	1,398
Sale leaseback financing obligation payments	(578)	(46,347)	(2,380)
Acquisition of treasury shares from employees	(1,394)	(1,842)	(928)
Net cash (used in) provided by financing activities	(1,035)	48,495	111,941

Effect of exchange rate changes on cash	(479)	(94)	(30)
Net (decrease) increase in cash and cash equivalents	(110,775)	(52,188)	138,618
Cash and cash equivalents at the beginning of the year	172,087	224,275	85,657
Cash and cash equivalents at the end of the year	$61,312	$172,087	$224,275

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$29,846	$21,204	$16,055
Income taxes paid, net of refunds	243	1,984	1,527
   The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Shareholders' Equity
(in thousands)

	Number of Common Shares	Common Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Shares	Total TA Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
December 31, 2013	37,625	$674,391	$834	$(221,348)	$—	$453,877	$—	$453,877
Grants under share award plan and share based compensation, net	711	5,105	—	—	(928)	4,177	—	4,177
Offering costs	—	(14)	—	—	—	(14)	—	(14)
Other comprehensive loss, net of tax	—	—	(399)	—	—	(399)	—	(399)
Net income	—	—	—	60,969	—	60,969	—	60,969
December 31, 2014	38,336	679,482	435	(160,379)	(928)	518,610	—	518,610
Grants under share award plan and share based compensation, net	472	2,737	—	—	(1,842)	895	—	895
Retirement of treasury shares	—	—	—	—	2,770	2,770	—	2,770
Other comprehensive loss, net of tax	—	—	(675)	—	—	(675)	—	(675)
Net income	—	—	—	27,719	—	27,719	—	27,719
December 31, 2015	38,808	682,219	(240)	(132,660)	—	549,319	—	549,319
Grants under share award plan and share based compensation, net	715	4,129	—	—	(1,394)	2,735	—	2,735
QSL acquisition	—	—	—	—	—	—	1,309	1,309
Retirement of treasury shares	—	—	—	—	1,394	1,394	—	1,394
Other comprehensive income, net of tax	—	—	251	—	—	251	—	251
Net (loss) income	—	—	—	(2,018)	—	(2,018)	89	(1,929)
December 31, 2016	39,523	$686,348	$11	$(134,678)	$—	$551,681	$1,398	$553,079
   The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

1.	Summary of Significant Accounting Policies
General Information and Basis of Presentation
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company. As of December 31, 2016, we operated and franchised 540 travel center, standalone convenience store, and standalone restaurant locations. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of December 31, 2016, our business included 255 travel centers in 43 states in the United States, or U.S., primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 178 operated under the "TravelCenters of America" and "TA" brand names, or the TA brand, and 77 operated under the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand. Of our 255 travel centers at December 31, 2016, we owned 29, we leased 199, we operated two for a joint venture in which we own a noncontrolling interest and 25 were owned or leased from others by our franchisees. We operated 225 of our travel centers and franchisees operated 30 travel centers, including five we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, and various customer amenities. We report this portion of our business as our travel center segment.
As of December 31, 2016, our business included 233 convenience stores in 11 states in the U.S. We operate our convenience stores primarily under the "Minit Mart" brand name, or the Minit Mart brand. Of these 233 convenience stores at December 31, 2016, we owned 198, we leased 32, and we operated three for a joint venture in which we own a noncontrolling interest. Our convenience stores offer gasoline as well as a variety of nonfuel products and services, including coffee, groceries, some fresh foods, and, in many stores, a QSR and/or car washes. We report this portion of our business as our convenience store segment.
As of December 31, 2016, our business included 52 standalone restaurants in 15 states in the U.S. operated primarily under the "Quaker Steak & Lube" brand name, or the QSL brand. Of our 52 standalone restaurants at December 31, 2016, we owned five, we leased seven, we operated one for a joint venture in which we own a noncontrolling interest and 39 were owned or leased from others by our franchisees. We report this portion of our business within corporate and other in our segment information.
We manage our business on the basis of two reportable segments, travel centers and convenience stores. See Note 15 for more information about our reportable segments. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
Our consolidated financial statements include the accounts of TravelCenters of America LLC and its subsidiaries. All intercompany transactions and balances have been eliminated. We use the equity method of accounting for investments in entities when we have the ability to significantly influence, but not control, the investee's operating and financial policies, typically when we own 20% to 50% of the investee's voting stock. See Note 10 for more information about our equity investments.
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
Significant Accounting Policies
Revenue Recognition. We recognize revenue and the related costs at the time of final sale to consumers at our company operated locations for retail fuel and nonfuel sales. We record the estimated cost of loyalty program redemptions by customers of our loyalty program points as a discount against gross revenue in determining net revenue presented in our consolidated statements of operations and comprehensive (loss) income.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

For those travel centers that we lease to a franchisee, we recognize rent revenue. These leases generally specify rent increases each year based on inflation rates for the respective periods or capital improvements we make at the travel center. Because the rent increases related to these factors are contingent upon future events, we recognize the related rent revenue after such events have occurred.
We collect and recognize franchise royalty revenues monthly. We determine royalty revenues generally as a percentage of the franchisees' revenues. We recognize initial franchise fee revenues when the franchisee opens for business under our brand name, which is when we have fulfilled our initial obligations under the related agreements.
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
We depreciate leasehold improvements over the shorter of the lives shown above or the remaining term of the underlying lease. Amortization expense related to assets recorded in connection with the sale leaseback financing obligation pertaining to certain travel centers we lease from Hospitality Properties Trust, or HPT, is included in depreciation and amortization expense over the shorter of the estimated useful lives of the assets or the lease term. See Notes 7 and 12 for more information about our relationship and transactions with HPT.
Goodwill and Intangible Assets. In a business combination we are required to record assets and liabilities acquired, including those intangible assets that arise from contractual or other legal rights or are otherwise capable of being separated or divided from the acquired entity, based on the fair values of the acquired assets and liabilities. Any excess of acquisition cost over the fair value of the acquired net assets is recognized as goodwill. We amortize the recorded costs of intangible assets with finite lives on a straight line basis over their estimated lives, principally the terms of the related contractual agreements. See Note 4 for more information about our goodwill and intangible assets.
Impairment. We review definite lived assets for indicators of impairment during each reporting period. We recognize impairment charges when (i) the carrying value of a long lived asset or asset group to be held and used in the business is not recoverable and exceeds its fair value and (ii) when the carrying value of a long lived asset or asset group to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Our estimates of fair value are based on our estimates of likely market participant assumptions, including projected operating results, rental payments and the discount rate used to measure the present value of projected future cash flows. We recognize impairment charges in the period during which the circumstances surrounding an asset or asset group to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset or asset group is made. We perform our impairment analysis for substantially all of our property and equipment at the individual location level because that is the lowest level of asset groupings for which the cash flows are largely independent of the cash flows of other assets and liabilities.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

We evaluate goodwill and indefinite lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable using either a quantitative or qualitative analysis. We subject goodwill and intangible assets to further evaluation and recognize impairment charges when events and circumstances indicate the carrying value of the goodwill or intangible asset exceeds the fair market value of the asset. We evaluate goodwill for impairment as of July 31 at the reporting unit level. With respect to goodwill, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of impairment to be recognized, if any. Goodwill impairment testing for 2016 was performed using a quantitative analysis under which the fair value of our goodwill was estimated using an income approach and a market approach. The income approach considered discounted forecasted cash flows that were based on our long term operating plan. A terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The discount rate is an estimate of the overall after tax rate of return required by equity and debt market holders of a business enterprise. The market approach considered comparable publicly traded guideline companies' respective business values. For each comparable publicly traded guideline company, value indicators, or pricing multiples, were considered to estimate the value of our business enterprise. These analyses required the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. During 2016, we did not record any impairment charges related to our indefinite lived intangible assets or goodwill.
Share Based Employee Compensation. We have historically granted awards of our common share under our share award plans. Share awards issued to our Directors vest immediately. Share awards made to others vest in five to ten equal annual installments beginning on the date of grant. Compensation expense related to share awards is determined based on the market value of our shares on either the date of grant for employees or the vesting date for nonemployees, as appropriate, with the aggregate value of the shares awarded amortized to expense over the related vesting period. We include share based compensation expense in selling, general and administrative expenses in our consolidated statements of operations and comprehensive (loss) income.
Environmental Remediation. We record remediation charges and penalties when the obligation to remediate is probable and the amount of associated costs is reasonably determinable. We include remediation expenses within site level operating expenses in our consolidated statements of operations and comprehensive (loss) income. Generally, the timing of remediation expense recognition coincides with completion of a feasibility study or the commitment to a formal plan of action. Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments. In our consolidated balance sheets, the accrual for environmental matters is included in other noncurrent liabilities, with the amount estimated to be expended within the subsequent twelve months included in other current liabilities. We recognize a receivable for estimated future environmental costs that we may be reimbursed for within other noncurrent assets in our consolidated balance sheets.
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
Asset Retirement Obligations. We recognize the future costs for our obligations related to the removal of our underground storage tanks and certain improvements we own at leased properties over the estimated useful lives of each asset requiring removal. We record a liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long lived asset at the time such an asset is installed. We base the estimated liability on our historical experiences in removing these assets, their estimated useful lives, external estimates as to the cost to remove the assets in the future and regulatory or contractual requirements. The liability is a discounted liability using a credit adjusted risk free rate. Our asset retirement obligations at December 31, 2016 and 2015, were $9,335 and $7,602, respectively, and are presented in other noncurrent liabilities in our consolidated balance sheets.
Leasing Transactions. Leasing transactions are a material part of our business. We have five leases with HPT. See Note 7 for more information about our leases with HPT and our accounting for them.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

We recognize rent under operating leases without scheduled rent increases as expense over the lease term as it becomes payable. Certain operating leases specify scheduled rent increases over the lease term or other lease payments that are not scheduled evenly throughout the lease term. We recognize the effects of those scheduled rent increases in rent expense over the lease term on an average, or straight line, basis. The rent payments resulting from our sales to HPT of improvements to the properties we lease from HPT are contingent rent. Other than at the travel centers where our leases are accounted for as sale leaseback financing obligations, we recognize the expense related to this contingent rent evenly throughout the remaining lease term beginning on the dates of the related sales to HPT.
Income Taxes. We establish deferred income tax assets and liabilities to reflect the future tax consequences of differences between the tax bases and financial statement bases of assets and liabilities. We reduce the measurement of deferred tax assets, if necessary, by a valuation allowance when it is more likely than not that the deferred tax asset will not be realized. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. We evaluate and adjust these tax positions based on changing facts and circumstances. For tax positions meeting the more likely than not threshold, the amount we recognize in the financial statements is the largest benefit that we estimate has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of income tax expense. See Note 9 for more information about our income taxes.
Reclassifications. Certain prior year amounts have been reclassified to be consistent with the current year presentation, including the reclassification in our consolidated balance sheets of deferred financing costs of $13,553 from other noncurrent assets to long term debt in accordance with Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which establishes a comprehensive revenue recognition standard under GAAP for almost all industries. The new standard will apply for annual periods beginning after December 15, 2017, including interim periods therein. Early adoption is prohibited. To address implementation of ASU 2014-09 and evaluate its impact on our consolidated financial statements, we have developed a project plan in which we are utilizing a bottom up approach to evaluate our revenue streams and related internal controls. Since many of our revenue streams are point of sale, we do not believe the implementation of this standard will have a material impact on our consolidated financial statements. We expect to complete our assessment, including selecting a transition method for adoption, by the end of the third quarter of 2017.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, which establishes a comprehensive lease standard under GAAP for virtually all industries. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The new standard will apply for annual periods beginning after December 15, 2018, including interim periods therein, and requires modified retrospective application. Early adoption is permitted. We are in the process of evaluating the effects the adoption of this update may have on our consolidated financial statements. We believe the adoption of this update will have a material impact on our consolidated balance sheets due to the recognition of the lease rights and obligations as assets and liabilities. While the adoption will have no effect on the cash we pay, amounts within our statements of operations and comprehensive (loss) income are expected to change materially.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows, which simplifies elements of cash flow classification and reduces diversity in practice across all industries. The new standard will apply for annual periods beginning after December 15, 2017, including interim periods therein, and requires retrospective application. Early adoption is permitted. The implementation of this update is not expected to cause any material changes to our consolidated statements of cash flows.
In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations, which clarifies the definition of a business. The new standard will apply for annual periods beginning after December 15, 2017, including interim periods therein, and requires prospective application. Early adoption is permitted. The implementation of this update is not expected to cause any material changes to our consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The new standard will apply for annual or interim impairment tests beginning after December 15, 2019, and requires prospective application. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017.

2.	Acquisitions
2016 Acquisitions. During the year ended December 31, 2016, we acquired 29 convenience stores, 11 standalone restaurants and franchise agreements for an additional 39 standalone restaurants, and accounted for these transactions as business combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their respective fair values as of the date of acquisition. We have included the results of these acquired businesses in our consolidated financial statements from the dates of acquisition. The pro forma impact of the convenience stores and standalone restaurants acquired during year ended December 31, 2016, including the results of operations of the acquired convenience stores and standalone restaurants from the beginning of the periods presented, is not material to our consolidated financial statements.
The following table summarizes the amounts we recorded for the assets acquired and liabilities assumed in the business combinations in 2016 described above, along with resulting goodwill. We expect that amortization of all of the goodwill resulting from these acquisitions will be deductible for tax purposes.

	Convenience Stores	Corporate and Other(1)	Total
Inventory	$3,175	$465	$3,640
Property and equipment	36,289	12,825	49,114
Goodwill	6,919	1,890	8,809
Intangible assets	370	14,020	14,390
Other assets	18	1,130	1,148
Other liabilities	(1,618)	(3,548)	(5,166)
Total aggregate purchase price	$45,153	$26,782	$71,935

(1)	Includes standalone restaurants. See Note 15 for more segment information.
2015 Acquisitions. During the year ended December 31, 2015, we acquired three travel centers for a total of $9,338 and 169 convenience stores for a total of $310,952 and we accounted for these transactions as business combinations.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

The following table summarizes the amounts we recorded for the assets acquired and liabilities assumed in the business combinations in 2015 described above, along with resulting goodwill. We expect that amortization of all of the goodwill resulting from these acquisitions will be deductible for tax purposes.

	Travel Centers	Convenience Stores	Total
Inventory	$683	$15,296	$15,979
Property and equipment	7,815	251,956	259,771
Goodwill	1,137	46,360	47,497
Intangible assets	158	5,070	5,228
Other liabilities	(455)	(7,730)	(8,185)
Total aggregate purchase price	$9,338	$310,952	$320,290
The pro forma impact of each of the acquisitions during the year ended December 31, 2015, were individually insignificant to our consolidated financial statements but these acquisitions were significant in the aggregate. Total revenues attributable to these acquisitions included within our consolidated revenues for the year ended December 31, 2015, were $237,148. The following pro forma consolidated revenue amounts reflect our revenues as if the acquisitions occurred on January 1, 2014.

	Unaudited
	Year Ended December 31, 2015	Year Ended December 31, 2014
Total revenues	$6,299,036	$8,321,178
It is not practical to estimate the pro forma impact of these acquisitions on our consolidated net income attributable to common shareholders because audited or unaudited financial statements prepared in conformity with GAAP were not available from each of the acquisition targets. In addition, the sellers' historical levels of selling, general and administrative expenses, depreciation and amortization expense, interest income and expense and provision (benefit) for income taxes were not significant factors in our acquisition underwriting process.
2014 Acquisitions. During the year ended December 31, 2014, we acquired four travel centers for a total of $28,695 and we accounted for these transactions as business combinations.
Pending Acquisitions. As of December 31, 2016, we had entered agreements to acquire one travel center from one of our franchisees for a purchase price of $13,050 and six standalone restaurants from one of our franchisees for an aggregate purchase price of $6,000, and since December 31, 2016, we entered into an agreement to acquire an additional travel center for a purchase price of $4,175. During 2017, as of the date of this Annual Report, we have completed the purchase of the six standalone restaurants for an aggregate purchase price of $6,000. We expect to complete the remaining acquisitions in the first half of 2017, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change.
Acquisition costs, such as legal fees, due diligence costs and closing costs, are not included as a component of consideration transferred in business combinations but instead are expensed as incurred.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

3.	Property and Equipment
Property and equipment, net, at cost, as of December 31, 2016 and 2015, consisted of the following:

	December 31,
	2016	2015
Land and improvements	$303,422	$280,550
Buildings and improvements	341,803	287,276
Machinery, equipment and furniture	425,527	327,853
Leasehold improvements	224,713	216,177
Construction in progress	198,600	207,489
	1,494,065	1,319,345
Less: accumulated depreciation and amortization	412,043	329,739
Property and equipment, net	$1,082,022	$989,606
Total depreciation expense for the years ended December 31, 2016, 2015 and 2014, was $88,892, $70,042 and $63,880, respectively.
The following table shows the amounts of property and equipment owned by HPT but recognized in our consolidated balance sheets and included within the balances shown in the table above, as a result of the required accounting for the assets funded by HPT under the deferred tenant improvements allowance and for the assets that did not qualify for sale leaseback accounting.

	December 31,
	2016	2015
Land and improvements	$14,055	$14,053
Buildings and improvements	7,498	6,586
Machinery, equipment and furniture	3,239	3,216
Leasehold improvements	114,987	114,989
	139,779	138,844
Less: accumulated depreciation and amortization	80,533	71,357
Property and equipment, net	$59,246	$67,487
At December 31, 2016, our property and equipment balance included $57,201 of improvements of the type that we typically request that HPT purchase for an increase in minimum annual rent; however, HPT is not obligated to purchase these improvements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

4.	Goodwill and Intangible Assets
Goodwill and intangible assets, net, as of December 31, 2016 and 2015, consisted of the following:

	December 31, 2016
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$24,593	$(10,473)	$14,120
Leasehold interests	6,867	(2,510)	4,357
Agreements with franchisors	2,836	(1,490)	1,346
Other	5,276	(3,478)	1,798
Total amortizable intangible assets	39,572	(17,951)	21,621
Carrying value of trademarks (indefinite lives)	16,117	—	16,117
Total intangible assets	55,689	(17,951)	37,738
Goodwill	88,542	—	88,542
Goodwill and intangible assets, net	$144,231	$(17,951)	$126,280

	December 31, 2015
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$15,913	$(8,907)	$7,006
Leasehold interests	5,837	(2,259)	3,578
Agreements with franchisors	2,836	(1,003)	1,833
Other	5,362	(3,277)	2,085
Total amortizable intangible assets	29,948	(15,446)	14,502
Carrying value of trademarks (indefinite lives)	11,707	—	11,707
Total intangible assets	41,655	(15,446)	26,209
Goodwill	79,768	—	79,768
Goodwill and intangible assets, net	$121,423	$(15,446)	$105,977
Total amortization expense for amortizable intangible assets for the years ended December 31, 2016, 2015 and 2014 was $2,570, $1,703 and $1,491, respectively.
We amortize our amortizable intangible assets over a weighted average period of 12 years. The aggregate amortization expense for our amortizable intangible assets for each of the next five years is:

Total
2017	$2,807
2018	2,690
2019	2,572
2020	2,390
2021	1,986

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Goodwill. During 2016 and 2015, we recognized $8,809 and $47,497, respectively, of goodwill in connection with our business combinations. Our goodwill balance included $72,421 that is deductible for tax purposes. Goodwill by reporting unit was as follows:

	December 31,
	2016	2015
Travel center segment	$17,252	$17,287
Convenience store segment	69,400	62,481
Quaker Steak & Lube business	1,890	—
Total goodwill	$88,542	$79,768
The estimates of the fair value of our goodwill acquired during 2016 were based upon our estimates and assumptions about the fair values of the identifiable assets acquired and liabilities assumed and are subject to change if we obtain additional information during the respective measurement period (up to one year from the acquisition date).

5.	Other Current Liabilities
Other current liabilities, as of December 31, 2016 and 2015, consisted of the following:

	December 31,
	2016	2015
Taxes payable, other than income taxes	$47,875	$43,457
Accrued wages and benefits	19,146	15,410
Self insurance program accruals, current portion	14,732	16,374
Loyalty program accruals	13,686	13,470
Accrued capital expenditures	12,135	22,739
Other	25,074	22,063
Total other current liabilities	$132,648	$133,513

6.	Long Term Debt
Long term debt, as of December 31, 2016 and 2015, consisted of the following:

	December 31,
	2016	2015
2028 Senior Notes	$110,000	$110,000
2029 Senior Notes	120,000	120,000
2030 Senior Notes	100,000	100,000
Other long term debt	1,292	—
Deferred financing costs	(12,553)	(13,553)
Total long term debt	$318,739	$316,447

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Senior Notes
In October 2015, we issued in an underwritten public offering $100,000 aggregate principal amount of our 8.00% Senior Notes due on October 15, 2030, or the 2030 Senior Notes. Our net proceeds from this issuance were $95,494 after underwriters' discount and commission and other costs of the offering. The 2030 Senior Notes require us to pay interest at 8.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on January 15, 2016, and the 2030 Senior Notes will mature (unless previously redeemed) on October 15, 2030, and no principal payments are required prior to that date. We may, at our option, at any time on or after October 15, 2018, redeem some or all of the 2030 Senior Notes by paying 100% of the principal amount of the 2030 Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.
In December 2014, we issued in an underwritten public offering $120,000 aggregate principal amount of our 8.00% Senior Notes due on December 15, 2029, or the 2029 Senior Notes. Our net proceeds from this issuance were $114,448 after underwriters' discount and commission and other costs of the offering. The 2029 Senior Notes require us to pay interest at 8.00% per annum, payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year. The 2029 Senior Notes will mature (unless previously redeemed) on December 15, 2029, and no principal payments are required prior to that date. We may, at our option, at any time on or after December 15, 2017, redeem some or all of the 2029 Senior Notes by paying 100% of the principal amount of the 2029 Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.
Our 8.25% Senior Notes due on January 15, 2028, or the 2028 Senior Notes were issued in January 2013. The 2028 Senior Notes require us to pay interest at 8.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2028 Senior Notes will mature (unless previously redeemed) on January 15, 2028 and no principal payments are required prior to that date. We may, at our option, at any time on or after January 15, 2016, redeem some or all of the 2028 Senior Notes by paying 100% of the principal amount of the 2028 Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.
We refer to the 2028 Senior Notes, 2029 Senior Notes and 2030 Senior Notes collectively as our Senior Notes, which are our senior unsecured obligations. The indenture governing our Senior Notes does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time. Our Senior Notes have been presented on our consolidated balance sheets as long term debt net of deferred financing costs. We estimate that the fair values of our 2028 Senior Notes, 2029 Senior Notes, and 2030 Senior Notes were $111,188, $121,488 and $100,280, respectively, based on their respective closing prices on the NASDAQ Global Select Market, or Nasdaq, (a Level 1 input) on December 31, 2016.
Revolving Credit Facility
On December 19, 2014, we amended our revolving credit facility, or the Credit Facility, to, among other things: (i) extend the maturity of the Credit Facility from October 25, 2016 to December 19, 2019; (ii) reduce the applicable margins on borrowings and standby letter of credit fees; (iii) reduce the unused line fee rate; (iv) reduce the threshold for triggering a minimum fixed charge ratio requirement; and (v) make certain adjustments to the borrowing base calculation in a manner we believe is favorable to us. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in December 2019. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300,000. The Credit Facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. We are required to pay interest on borrowings under the Credit Facility at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). Pursuant to the Credit Facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the Credit Facility. As of December 31, 2016, our letter of credit fees were an annual rate of 1.50% of our outstanding standby letters of credit and our unused line fee rate was an annual rate of 0.25% of the maximum balance minus our utilization and letters of credit.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

The Credit Facility requires us to maintain certain levels of collateral, limits our ability to incur debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and contains other customary covenants and conditions. The Credit Facility provides for the acceleration of principal and interest payments upon an event of default including, but not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the Credit Facility, and our default under certain contracts, including our leases with HPT, and our business management agreement with The RMR Group LLC, or RMR. Our Credit Facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. The amount available to us is determined by reference to a borrowing base calculation based on eligible collateral. At December 31, 2016, based on our qualified collateral, a total of $102,625 was available to us for loans and letters of credit under the Credit Facility. At December 31, 2016, there were no borrowings outstanding under the Credit Facility but we had outstanding $23,128 of letters of credit issued under that facility, securing certain trade payables, insurance, fuel tax and other obligations. These letters of credit reduce the amount available for borrowing under the Credit Facility.
Deferred Financing Costs
The unamortized balance of our deferred financing costs were $12,553 and $13,553 for our Senior Notes and $664 and $889 for our Credit Facility at December 31, 2016 and 2015, respectively, net of accumulated amortization of $2,428 and $1,428, and $456 and $231, respectively. The deferred financing costs for our Senior Notes are presented as a reduction of long term debt and the deferred financing costs for our credit facility are presented in other noncurrent assets in our consolidated balance sheets. In 2015, we capitalized $4,506 of costs related to the issuance of our 2030 Senior Notes. In 2014, we capitalized $5,552 of costs related to the issuance of our 2029 Senior Notes and $583 related to amending our Credit Facility and we recognized expense of $96 to write off previously capitalized fees when we amended our Credit Facility. We estimate we will recognize future amortization of deferred financing costs of $1,221 in each of the years 2017 and 2018, and $1,214 in 2019, $1,000 in 2020 and $997 in 2021. We recognized interest expense from the amortization of deferred financing costs, of $1,225, $995 and $703 for the years ended December 31, 2016, 2015 and 2014, respectively.

7.	Leasing Transactions
As a lessee. We have entered into lease agreements covering many of our retail locations, office and warehouse space, and various equipment and vehicles, with the most significant leases being our five leases with HPT as further described below. Certain leases include renewal options, and certain leases include escalation clauses and purchase options. Future minimum lease payments required under leases that had remaining noncancelable lease terms in excess of one year as of December 31, 2016, were as follows (included herein are the full payments due under the HPT Leases including the amount attributed to the lease of those sites that are accounted for as a financing in our consolidated balance sheet as reflected in the sale leaseback financing obligation):

Total
2017	$292,347
2018	289,723
2019	286,019
2020	283,406
2021	280,680
Thereafter	2,407,323
Total	$3,839,498

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

The expenses related to our operating leases are included in site level operating expenses; selling, general and administrative expenses; and real estate rent in the operating expenses section of our consolidated statements of operations and comprehensive (loss) income. Rent expense under our operating leases consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Minimum rent	$263,212	$233,211	$212,711
Sublease rent	7,463	8,422	8,932
Contingent rent(1)	1,304	(1,266)	3,671
Total rent expense	$271,979	$240,367	$225,314

(1)
Since 2007, we had accrued contingent rent associated with one site leased from HPT. In June 2015, we became no longer liable for this contingent rent, and the related accrual was reversed during the year ended December 31, 2015.

HPT Leases. As of December 31, 2016, we leased from HPT a total of 198 properties under five leases, four of which we refer to as our TA Leases and one of which we refer to as the Petro Lease, and which we refer to collectively as the HPT Leases. The number of properties leased, the terms, the minimum annual rents and deferred rent balances owed by us under our HPT Leases as of December 31, 2016, were as follows:

	Number of Properties	Initial Term End Date(1)	Minimum Annual Rent as of December 31, 2016	Deferred Rent(2)
TA Lease 1	40	December 31, 2029	$51,435	$27,421
TA Lease 2	40	December 31, 2028	52,327	29,107
TA Lease 3	39	December 31, 2026	52,665	29,324
TA Lease 4	39	December 31, 2030	47,996	21,233
Petro Lease	40	June 30, 2032	67,573	42,915
Total	198		$271,996	$150,000

(1)	We have two renewal options of 15 years each under each of our HPT Leases.

(2)
Pursuant to a rent deferral agreement with HPT, from July 2008 through December 31, 2010, HPT deferred a total of $150,000 of rent payable by us, which remained outstanding as of December 31, 2016. This deferred rent obligation was subsequently allocated among the HPT Leases and is due at the end of the respective initial term end dates for the TA Leases noted above. Deferred rent for the Petro Lease is due and payable on June 30, 2024. Deferred rent is subject to acceleration at HPT's option upon an uncured default by, or a change in control of, us.

The HPT Leases are "triple net" leases that require us to pay all costs incurred in the operation of the leased properties, including costs related to personnel, utilities, inventory acquisition and provision of services to customers, insurance, real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those properties at which HPT leases the property and subleases it to us. We also are required generally to indemnify HPT for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased properties and, at lease expiration, we are required to pay an amount equal to an estimate of the cost of removing underground storage tanks on the leased properties.
The HPT Leases require us to maintain the leased properties, including structural and non-structural components. Under our HPT Leases, we may request that HPT purchase approved amounts of renovations, improvements and equipment at the leased properties in return for increases in our minimum annual rent according to the following formula: the minimum annual rent will be increased by an amount equal to the amount paid by HPT multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. During the years ended December 31, 2016, 2015 and 2014, we sold to HPT $109,926, $99,896 and $66,133, respectively, of improvements we previously made to properties leased from HPT, and, as a result, our minimum annual rent payable to HPT increased by $9,344, $8,491 and $5,621, respectively. At December 31, 2016, our property and equipment balance included $57,201 of improvements of the type that we typically request that HPT purchase for an increase in minimum annual rent; however, HPT is not obligated to purchase these improvements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

We recognized rent expense of $249,966, $221,159 and $206,639, for the years ended December 31, 2016, 2015 and 2014, respectively, under our HPT Leases.
In addition to the payment of minimum annual rent, the TA Leases provide for payment to HPT of percentage rent, beginning in 2016, based on increases in total nonfuel revenues over base year levels (3% of nonfuel revenues above 2015 nonfuel revenues) and the Petro Lease provides for payment to HPT of percentage rent based on increases in total nonfuel revenues over base year levels (3% of nonfuel revenues above 2012 nonfuel revenues). HPT waived $372 of percentage rent under our Petro Lease for the year ended December 31, 2016, pursuant to an agreement we and HPT entered in 2011. As of June 30, 2016, HPT had cumulatively waived all of the $2,500 of percentage rent it previously agreed to waive. The total amount of percentage rent (which is net of any waived amounts) that we incurred during the years ended December 31, 2016, 2015 and 2014, was $1,304, $1,999 and $2,984, respectively.
On June 1, 2015, we entered into a transaction agreement, or the Transaction Agreement, with HPT pursuant to which, among other things, we agreed to sell to, and lease back from, HPT 14 travel centers we owned and certain assets we owned at 11 properties we lease from HPT for an aggregate of $279,383. As of December 31, 2015, we had completed the sale to, and lease back from, HPT of the 14 travel centers we owned and certain assets we owned at 11 properties and our minimum annual rent increased by $24,027. These sales generated an aggregate gain of $133,668, which was deferred and is being amortized as a reduction of our rent expense over the terms of the TA Leases.
On June 9, 2015, pursuant to the Transaction Agreement, we purchased from HPT, for $45,042, five travel centers that we previously leased from HPT and subleased to franchisees. The lease of these properties had been accounted for as a financing, with the related assets recognized in our consolidated balance sheets. The purchase prices paid for the properties exceeded the unamortized balance of the sale leaseback financing obligation, resulting in our recognition of a loss on extinguishment of debt of $10,502. Our minimum annual rent payment decreased by $3,874 as a result of the completion of our purchase of these properties.
Also pursuant to the Transaction Agreement, we agreed to sell to, and lease back from, HPT five travel centers upon the completion of their development for a purchase price equal to their development costs. On March 31, 2016, we sold one of these development properties to HPT for $19,683. On June 22, 2016, we and HPT amended the Transaction Agreement to, among other things, replace one development property with two alternative travel centers owned by us. Pursuant to the Transaction Agreement, as amended, on June 22, 2016, we sold the two alternative travel centers to HPT for an aggregate of $23,876. The sale of these two properties generated a gain of $11,794 that was deferred and is being amortized on a straight line basis over the terms of the related leases as a reduction of rent expense. On June 30, 2016, we sold one of these development properties to HPT for $22,297. On September 30, 2016, we sold one of these development properties to HPT for $16,557. As of December 31, 2016, the sale and lease back of the remaining development property pursuant to the terms of the Transaction Agreement is expected to be completed before June 30, 2017.
On August 13, 2013, the travel center located in Roanoke, VA that we leased from HPT was taken by eminent domain proceedings brought by the Virginia Department of Transportation, or VDOT, in connection with planned highway construction. In January 2014, HPT received proceeds from VDOT of $6,178, which is a substantial portion of VDOT's estimate of the value of the property, and as a result the minimum annual rent payable by us to HPT under the then applicable lease was reduced by $525 effective January 6, 2014. We and HPT are challenging VDOT's estimate of this property's value and we expect that the final resolution of this matter will take considerable time.
On October 30, 2015, HPT completed the purchase of the land and improvements at a travel center it then leased from a third party and subleased to us located in Waterloo, NY. Upon HPT's acquisition, the land and improvements were directly leased to us under the Petro Lease. The Petro Lease was amended and, as a result of this transaction, minimum annual rent increased by $1,275, but our obligation to pay the ground rent of $1,260 annually was terminated.
On September 14, 2016, HPT purchased a vacant land parcel located adjacent to a property we lease from HPT in Holbrook, AZ for $325; and we and HPT amended our TA Lease 4 to add this parcel and our minimum annual rent under our TA Lease 4 increased by $28.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

The following table sets forth the amounts of annual minimum lease payments required under the HPT Leases as of December 31, 2016, in each of the years shown.

	Annual Minimum Rent	Rent for Ground Leases Subleased from HPT
2017	$271,996	$9,520
2018	271,996	8,943
2019	271,996	7,117
2020	271,996	6,254
2021	271,996	4,591
2022	271,996	1,571
2023	271,996	934
2024(1)	314,911	700
2025	271,996	228
2026(2)	309,113	2
2027	219,332	—
2028(3)	257,387	—
2029(4)	203,344	—
2030(5)	146,674	—
2031	67,573	—
2032(6)	47,644	—

(1)	Includes previously deferred rent payments of $42,915 due on June 30, 2024.

(2)	Includes previously deferred rent payments of $29,324 and estimated cost of removing underground storage tanks on the leased properties of $7,793 due on December 31, 2026.

(3)	Includes previously deferred rent payments of $29,107 and estimated cost of removing underground storage tanks on the leased properties of $8,948 due on December 31, 2028.

(4)	Includes previously deferred rent payments of $27,421 and estimated cost of removing underground storage tanks on the leased properties of $8,918 due on December 31, 2029.

(5)	Includes previously deferred rent payments of $21,233 and estimated cost of removing underground storage tanks on the leased properties of $9,872 due on December 31, 2030.

(6)	Includes estimated cost of removing underground storage tanks on the leased properties of $13,858 due on June 30, 2032.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

The following table summarizes the various amounts related to the HPT Leases and leases with other lessors that are reflected in real estate rent expense in our consolidated statements of operations and comprehensive (loss) income.

	Year Ended December 31,
	2016	2015	2014
Cash payments for rent under the HPT Leases	$265,482	$241,962	$222,722
Change in accrued estimated percentage rent	430	(1,275)	959
Adjustments to recognize expense on a straight line basis	(216)	(4,910)	(1,621)
Less: sale leaseback financing obligation amortization	(477)	(974)	(2,380)
Less: portion of rent payments recognized as interest expense	(1,729)	(3,445)	(5,887)
Less: deferred tenant improvements allowance amortization	(3,769)	(5,019)	(6,769)
Amortization of deferred gain on sale leaseback transactions	(9,755)	(5,180)	(385)
Rent expense related to HPT Leases	249,966	221,159	206,639
Rent paid to others(1)	12,447	10,583	10,786
Adjustments to recognize expense on a straight line basis for other leases	(115)	(151)	(270)
Total real estate rent expense	$262,298	$231,591	$217,155

(1)	Includes rent paid directly to HPT's landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.
The following table summarizes the various amounts related to the HPT Leases that are included in our consolidated balance sheets.

	December 31, 2016	December 31, 2015
Current HPT Leases liabilities:
Accrued rent	$22,868	$21,098
Sale leaseback financing obligation(1)	484	469
Straight line rent accrual(2)	2,458	2,458
Deferred gain(3)	10,140	9,235
Deferred tenant improvements allowance(4)	3,770	3,770
Total Current HPT Leases liabilities	$39,720	$37,030

Noncurrent HPT Leases liabilities:
Deferred rent obligation	$150,000	$150,000
Sale leaseback financing obligation(1)	21,165	20,719
Straight line rent accrual(2)	47,771	48,373
Deferred gain(3)	121,331	121,049
Deferred tenant improvements allowance(4)	41,587	45,357
Total Noncurrent HPT Leases liabilities	$381,854	$385,498

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

(1)
Sale Leaseback Financing Obligation. Prior to the Transaction Agreement, the assets related to nine travel centers we leased from HPT were reflected in our consolidated balance sheets, as was the related financing obligation. This accounting was required primarily because, at the time of the inception of the prior leases with HPT, more than a minor portion of these nine travel centers was subleased to third parties. As part of the June 2015 Transaction Agreement, we purchased five of these nine travel centers from HPT. That purchase was accounted for as an extinguishment of the related financing obligation and resulted in a loss on extinguishment of debt of $10,502 because the price we paid to HPT to purchase the five properties was $10,502 in excess of the then remaining related financing obligation. Also, because the TA Leases we entered into with HPT in connection with the Transaction Agreement were accounted for as new leases and two of the remaining four properties reflected as financings under the Prior TA Lease then qualified for operating lease treatment, the remaining net assets and financing obligation related to these two properties were eliminated, resulting in a gain of $1,033, which was deferred and will be recognized over the terms of the applicable TA Leases as a reduction of rent expense.

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

(3)
Deferred Gain. The deferred gain primarily includes $145,462 of gains from the sales of travel centers and certain other assets to HPT during 2015 and 2016 pursuant to the Transaction Agreement and the amended Transaction Agreement. We amortize the deferred gains on a straight line basis over the terms of the related leases as a reduction of rent expense.

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

As a lessor. As of December 31, 2016, we leased to franchisees five travel centers. The current terms of the five lease agreements with franchisees expire between June and September 2017. Four of the five leases have one remaining renewal option for an additional five year term; the fifth lease has no further renewal option. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. Rent revenue from these operating leases totaled $4,439, $4,458 and $4,365 for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum lease payments due to us for the five leased sites under these operating leases as of December 31, 2016, was $2,478, all due within 2017.

8.	Shareholders' Equity
Share Award Plan. On May 19, 2016, our shareholders approved the TravelCenters of America LLC 2016 Equity Compensation Plan, or the 2016 Plan, under which 2,300 shares were authorized for issuance under the terms of the 2016 Plan. The 2016 Plan replaced the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, or the 2007 Plan. No additional awards will be made under the 2007 Plan and the shares previously registered for offer and sale under the 2007 Plan but not yet issued were deregistered, although shares awarded under the 2007 Plan that have not yet vested will continue to vest in accordance with, and subject to, the terms of the related awards. We refer to the 2007 Plan and 2016 Plan collectively as the Share Award Plans.
We awarded a total of 926, 671 and 803 common shares under the Share Award Plans during the years ended December 31, 2016, 2015 and 2014, respectively, with aggregate market values of $6,120, $6,607 and $7,766, respectively, based on the closing prices of our common shares on the principal exchange on which they were traded on the dates of the awards. During the years ended December 31, 2016, 2015 and 2014, we recognized total share based compensation expense of $5,523, $5,507 and $5,105, respectively. During the years ended December 31, 2016, 2015 and 2014, the vesting date fair value of common shares that vested was $5,040, $7,621 and $6,233, respectively.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

The weighted average grant date fair value of common shares awarded in 2016, 2015 and 2014 was $6.61, $9.84 and $9.67, per share, respectively. Common shares issued to Directors vested immediately and the related compensation expense was recognized on the grant date. Common shares issued to others vest in five to ten equal annual installments beginning on the date of grant. The related compensation expense was determined based on the market value of our common shares on either the date of grant for employees or the vesting date for nonemployees, as appropriate, with the aggregate value of the awarded common shares expensed over the related vesting period. As of December 31, 2016, 1,374 common shares remained available for issuance under the 2016 Plan. As of December 31, 2016, there was a total of $14,913 of share based compensation related to unvested common shares that will be expensed over a weighted average remaining service period of five years. The following table sets forth the number and weighted average grant date fair value of unvested common shares and common shares awarded under the Share Award Plans for the year ended December 31, 2016.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares balance as of December 31, 2015	1,934	$7.95
Granted	926	6.61
Vested	(760)	7.54
Forfeited/canceled	(2)	9.33
Unvested shares balance as of December 31, 2016	2,098	7.50
Treasury Shares. Certain recipients of share awards may elect to have us withhold the number of their vesting common shares with a fair market value sufficient to fund the minimum required tax withholding obligations with respect to share awards. For the years ended December 31, 2016, 2015 and 2014, we acquired through this share withholding process 209, 197 and 90 common shares, respectively, with an aggregate value of $1,394, $1,842 and $928, respectively. During the year ended December 31, 2016, we retired 209 treasury shares, no par value, with a carrying value of $1,394 that reduced common shares outstanding. During the year ended December 31, 2015, we retired 287 treasury shares, no par value, with a carrying value of $2,770.
Net (Loss) Income Per Common Share Attributable to Common Shareholders
We calculate basic earnings per common share by dividing net (loss) income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. The net (loss) income attributable to participating securities is deducted from our total net (loss) income attributable to common shareholders to determine the net (loss) income available to common shareholders. We calculate diluted earnings per common share by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive share securities, using the treasury stock method; but we had no dilutive share securities outstanding as of December 31, 2016, nor at any time during the three year period then ended. Unvested shares issued under our Share Award Plans are deemed participating securities because they participate equally in earnings and losses with all of our other common shares. The following table presents a reconciliation of net (loss) income attributable to common shareholders to net (loss) income available to common shareholders and the related earnings per share.

	Year Ended December 31,
	2016	2015	2014
Net (loss) income attributable to common shareholders, as reported	$(2,018)	$27,719	$60,969
Less: net (loss) income attributable to participating securities	(100)	1,386	2,986
Net (loss) income available to common shareholders	$(1,918)	$26,333	$57,983

Weighted average common shares(1)	36,976	36,485	35,856

Basic and diluted net (loss) income per common share	$(0.05)	$0.72	$1.62

(1)
Excludes the unvested shares awarded under our Share Award Plans, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shares. The weighted average number of unvested shares outstanding was 1,920 for the years ended December 31, 2016 and 2015, and 1,846 for the year ended December 31, 2014.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

9.	Income Taxes
We had a tax benefit of $1,733 for the year ended December 31, 2016, and a tax provision of $16,539 and $38,023 for the years ended December 31, 2015 and 2014, respectively.
Effective Tax Rate Reconciliation

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory rate applied to (loss) income before taxes	$(1,074)	$15,661	$34,826
State income taxes, net of federal benefit	(1,621)	1,695	4,106
Nondeductible executive compensation	841	1,499	892
Other nondeductible expenses	331	271	496
Benefit of tax credits	(2,849)	(2,574)	(2,188)
Taxes on foreign income at rates different than U.S. rates	—	—	244
Provision to return adjustments	910	(199)	—
Other, net	1,729	186	(353)
Total tax (benefit) provision	$(1,733)	$16,539	$38,023
Components of the Income Tax (Benefit) Provision

	Year Ended December 31,
	2016	2015	2014
Current tax (benefit) provision:
Federal	$(2,101)	$6,513	$23,037
State	(3,974)	2,659	1,196
Total current tax (benefit) provision	(6,075)	9,172	24,233
Deferred tax (benefit) provision:
Federal	2,861	7,438	10,880
State	1,481	(71)	2,910
Total deferred tax (benefit) provision	4,342	7,367	13,790
Total tax (benefit) provision	$(1,733)	$16,539	$38,023

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Components of Deferred Tax Assets and Liabilities

	December 31,
	2016	2015
Deferred tax assets:
Straight line rent accrual	$19,846	$19,974
Reserves	24,575	24,740
Deferred gains	55,110	54,424
Asset retirement obligation	3,827	3,117
Tax credit carryforwards	10,331	3,627
Tax loss carryforwards	29,782	5,971
Deferred tenant improvements allowance	18,596	20,142
Other	10,699	10,281
Total deferred tax asset before valuation allowance	172,766	142,276
Valuation allowance	(600)	(2,380)
Total deferred tax assets	172,166	139,896

Deferred tax liabilities:
Property and equipment	(176,117)	(142,257)
Goodwill and other intangible assets	(7,865)	(5,269)
Other	(1,050)	(837)
Total deferred tax liabilities	(185,032)	(148,363)

Net deferred tax liabilities	$(12,866)	$(8,467)
As of December 31, 2016, we had a valuation allowance of $600 related to federal capital loss carryforwards and deferred tax assets in foreign jurisdictions due to the uncertainty of their realization. At December 31, 2016, we had carryforwards for federal net operating losses, state net operating losses and federal tax credits of $130,484, $61,095 and $22,238, respectively. Although not anticipated, $59,367 of the federal net operating losses is scheduled to expire in 2030 if unused. We anticipate $134 of the state net operating losses will expire in 2017, and the remainder to be utilized prior to expiration beginning in 2021. Federal credits of $498 may expire between 2019 and 2025 if unused, with the remainder to be utilized prior to their expiration beginning in 2031.
The following table presents the classification in our consolidated balance sheets of the deferred tax assets and liabilities presented in the table above.

	December 31,
	2016	2015
Deferred tax amounts are included in:
Other noncurrent assets	$—	$87
Other noncurrent liabilities	(12,866)	(8,554)

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Uncertain Tax Positions

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$59,742	$59,557	$59,557
Interest	—	185	—
Balance at end of period	$59,742	$59,742	$59,557
As of December 31, 2016, 2015 and 2014, we had unrecognized tax benefits of $59,742, $59,742 and $59,557, respectively. These unrecognized tax benefits relate to uncertainties concerning our value as of the ownership change in 2007, whether certain capital contributions made in that year should be included in the computation of the annual net operating loss deduction limitation, and uncertainties as to the measurement of the net unrecognized built-in loss and allocation of the net unrecognized built-in loss, if any, to our various assets as of the date of the ownership change. These uncertainties impact the amount of the loss carryforwards that are subject to the annual net operating loss deduction limitation as well as the annual net operating loss deduction limitation itself.
The amount of the uncertain tax benefits, if settled favorably, that would have an impact on our effective tax rate is $57,413, $57,413 and $57,228 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, $31,440 and $24,931, respectively, of the uncertain tax benefits were classified as a reduction to our noncurrent deferred tax assets and $28,302 and $34,811, respectively, were classified as a noncurrent liability. We did not accrue interest or penalties for the years ended December 31, 2016 and 2014, due to the existence of net operating loss and credit carryforwards to offset any additional income tax liability. There is a reasonable possibility the uncertain tax positions totaling $59,742 may be recognized during 2017.
Our U.S. federal income tax returns are subject to tax examinations for the years ended December 31, 2013 through 2016. Our state and Canadian income tax returns are generally subject to examination for the tax years ended December 31, 2012 through 2016. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted by the taxing authorities to the extent the carryforwards are utilized in a subsequent year.

10.	Equity Investments
As of December 31, 2016, our investment in equity affiliates, which are presented in our consolidated balance sheet in other noncurrent assets, and our proportional share of our investees' net income recognized in our consolidated financial statements were as follows:

	PTP	Other(1)	Total
Investment balance:
As of December 31, 2016	$21,657	$24,097	$45,754
As of December 31, 2015	20,042	6,828	26,870

Income (loss) from equity investments:
Year ended December 31, 2016	$4,614	$(70)	$4,544
Year ended December 31, 2015	4,036	20	4,056
Year ended December 31, 2014	3,135	89	3,224

(1)
Includes equity investments that are individually immaterial to our consolidated financial statements, including our investment in Affiliates Insurance Company, or AIC. See Note 12 for more information about our investment in AIC.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Petro Travel Plaza Holdings LLC
Petro Travel Plaza Holdings LLC, or PTP, is a joint venture between us and Tejon Development Corporation that owns two travel centers, three convenience stores and one standalone restaurant in California. We own a 40% interest in PTP and operate the two travel centers, three convenience stores and one standalone restaurant PTP owns for which we receive management and accounting fees. This investment is accounted for under the equity method. The carrying value of this investment as of December 31, 2016 and 2015, was $21,657 and $20,042, respectively, and was included in our other noncurrent assets in our consolidated balance sheets. The equity income recorded from this investment for the years ended December 31, 2016, 2015 and 2014, was $4,614, $4,036 and $3,135, respectively. In addition to the equity income, we recognized management fee income of $1,055, $838 and $800 for the years ended December 31, 2016, 2015 and 2014, respectively.
The following tables set forth summarized financial information of PTP and do not represent the amounts we have included in our consolidated financial statements in connection with our investment in PTP.

	December 31,
	2016	2015
Total current assets	$12,605	$12,013
Total noncurrent assets	56,047	52,471

Total current liabilities	1,909	2,691
Total noncurrent liabilities	15,456	15,083

	Year Ended December 31,
	2016	2015	2014
Total revenues	$114,947	$115,776	$122,584
Cost of goods sold (excluding depreciation)	81,280	85,283	96,565
Operating income	12,784	11,083	8,701
Net income and comprehensive income	12,077	10,629	8,229
Fair Value
It is not practicable to estimate the fair value of our equity investments because of the lack of quoted market prices and the inability to estimate current fair value without incurring excessive costs. However, management believes that the carrying amounts of our equity investments at December 31, 2016, were not impaired given these companies' overall financial conditions and earnings trends.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

11.	Business and Property Management Agreements with RMR
We have two agreements with RMR to provide management services to us: (i) a business management agreement, which relates to various aspects of our business generally, including but not limited to, services related to compliance with various laws and rules applicable to our status as a publicly owned company, advice and supervision with respect to our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel center and convenience store properties and companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal matters, human resources, insurance programs, management information systems and the like, and (ii) a property management agreement under which RMR provides building management services to us for our headquarters building. See Note 12 for further information regarding our relationship, agreements and transactions with RMR.
Business Management Agreement. Under our business management agreement, we pay RMR an annual business management fee equal to 0.6% of the sum of our gross fuel margin (which is our fuel sales revenues less our cost of fuel sales) plus our total nonfuel revenues. The fee is payable monthly based on the prior month's margins and revenues. This fee totaled $14,212, $13,179 and $12,272 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive (loss) income.
The current term of our business management agreement with RMR ends on December 31, 2017, and automatically renews for successive one year terms unless we or RMR gives notice of non-renewal before the end of an applicable term. RMR may terminate the business management agreement upon 120 days' written notice, and we have the right to terminate the business management agreement upon 60 days' written notice, subject to approval by a majority vote of our Independent Directors. If we terminate or do not renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.875 times the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of termination or nonrenewal.
Property Management Agreement. We also have a property management agreement with RMR under which RMR provides building management services to us for our headquarters building. The current term of the property management agreement ends on July 31, 2017, and automatically renews for successive one year terms unless we or RMR gives notice of non-renewal before the end of the applicable term. Our Compensation Committee reviews the property management agreement, evaluates RMR’s performance under this agreement and renews, amends or terminates this agreement annually. We paid RMR aggregate fees of $153, $145 and $141 for property management services at our headquarters building for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive (loss) income.
Expense Reimbursement. We are also generally responsible for all of our expenses and certain expenses incurred by RMR on our behalf. RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies to which RMR or its affiliates provides management services, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR's costs of providing this internal audit function was $235, $257 and $272 for the years ended December 31, 2016, 2015 and 2014, respectively. These allocated costs are in addition to the business management fees paid to RMR.
Transition Services. RMR has agreed to provide certain transition services for us for 120 days following termination by us or notice of termination by RMR.
Vendors. Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

12.	Related Party Transactions
Relationship with HPT
We were a 100% owned subsidiary of HPT until HPT distributed our common shares to its shareholders in 2007. We are HPT's largest tenant and HPT is our principal landlord and largest shareholder and as of December 31, 2016, owned 3,420 of our common shares, or approximately 8.7% of our outstanding common shares.
One of our Managing Directors, Barry Portnoy, is a managing trustee of HPT. Barry Portnoy's son, Adam Portnoy, is also a managing trustee of HPT, and Barry Portnoy's son-in-law, Ethan Bornstein, is an executive officer of HPT. Our other Managing Director, Thomas O'Brien, who is also our President and Chief Executive Officer, was a former executive officer of HPT. RMR provides management services to both us and HPT.
Spin-Off Transaction Agreement. In connection with our spin-off from HPT in 2007, we entered a transaction agreement with HPT and RMR, pursuant to which we granted HPT a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center to or with another party, and we granted HPT and any other company to which RMR provides management services a right of first refusal to acquire or finance any real estate of the types in which HPT or such other companies invest before we do. We also agreed that for so long as we are a tenant of HPT we will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors under the HPT Leases; the sale of a material part of our assets or of any such tenant or guarantor; or the cessation of certain of our Directors to continue to constitute a majority of our Board of Directors or any such tenant or guarantor. Also, we agreed not to take any action that might reasonably be expected to have a material adverse impact on HPT's ability to qualify as a real estate investment trust, or REIT, and to indemnify HPT for any liabilities it may incur relating to our assets and business.
Lease Arrangements. As of December 31, 2016, we leased from HPT a total of 198 properties under the HPT Leases. We have also engaged in other transactions with HPT, including in connection with the Transaction Agreement that we entered into with HPT on June 1, 2015. See Note 7 for more information about our relationship, agreements and transactions with HPT.
Our Manager, RMR
RMR provides certain services we require to operate our business. We have two agreements with RMR to provide management services to us: (i) a business management agreement, which relates to various aspects of our business generally, and (ii) a property management agreement, which relates to building management services for our headquarters building. See Note 11 for more information about our management agreements with RMR.
We have relationships and historical and continuing transactions with RMR, The RMR Group Inc. and others related to them. RMR is a subsidiary of The RMR Group Inc. One of our Managing Directors, Barry Portnoy, is a managing director and controlling shareholder (through ABP Trust) of The RMR Group Inc. and an officer of RMR. Barry Portnoy's son, Adam Portnoy, is a managing director, president and chief executive officer and controlling shareholder (through ABP Trust) of the RMR Group Inc. and an officer of RMR. Barry Portnoy and Adam Portnoy also own class A membership units of RMR (through ABP Trust). Our other Managing Director, Thomas O'Brien, who is also our President and Chief Executive Officer, Andrew Rebholz, our Executive Vice President, Chief Financial Officer and Treasurer, and Mark Young, our Executive Vice President and General Counsel, are officers and employees of RMR. RMR provides management services to HPT and HPT's executive officers are officers and employees of RMR. Our Independent Directors also serve as independent directors or independent trustees of other companies to which RMR, or its affiliates, provides management services. Barry Portnoy serves as a director, managing director, trustee or managing trustee of those companies and Adam Portnoy serves as a director, trustee or managing trustee of a majority of those companies. In addition, officers of RMR and The RMR Group Inc. serve as our officers and officers of other companies to which RMR or its affiliates provides management services. See Note 11 for more information about our relationship with RMR.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Share Awards to RMR Employees. Under our Share Award Plans, we grant share awards to certain employees of RMR who are not also Directors, officers or employees of ours. We awarded a total of 63, 62 and 63 shares with an aggregate value of $416, $575 and $610 to such persons in 2016, 2015 and 2014, respectively, based upon the closing price of our common shares on the applicable stock exchange on which such shares were listed on the dates of the grants. One fifth of those shares vested on the applicable grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share awards to such RMR employees are in addition to both the fees we pay to RMR and our share awards to our Directors, officers and employees. Under our Share Award Plans, recipients of vesting common share awards (including our officers and employees and officers and employees of RMR) may request that we purchase some of the vesting common shares in satisfaction of tax withholding and payment obligations at the closing price for our common shares on the applicable stock exchange on which such shares are listed on the date of purchase. See Note 8 for more information about share withholding.
Relationship with AIC
We, HPT and five other companies to which RMR provides management services currently own AIC, an Indiana insurance company, and are parties to an amended and restated shareholders agreement regarding AIC. On May 9, 2014, as a result of a change in control of Equity Commonwealth (formerly known as CommonWealth REIT), or EQC, as defined in the amended and restated shareholders agreement, we and the other AIC shareholders purchased pro rata the AIC shares EQC owned in accordance with the terms of that agreement. Pursuant to that purchase, we purchased 3 AIC shares from EQC for $825. Following these purchases, we and the other remaining six shareholders each owns approximately 14.3% of AIC. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.
All of our Directors and all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays RMR a service fee equal to 3.0% of the total annual net earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC's business.
We and the other shareholders of AIC participate in a combined property insurance program arranged and insured or reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of $2,281, $2,283 and $1,601, respectively, in connection with this insurance program for the policy years ending June 30, 2017, 2016 and 2015. Our aggregate annual premiums for the current policy year may be adjusted, and in the prior policy years were, from time to time as we acquire and dispose of properties that are included in this insurance program.
As of December 31, 2016, we have invested $6,054 in AIC since its formation in 2008. Our investment in AIC had a carrying value of $7,116 and $6,828 as of December 31, 2016 and 2015, respectively. These amounts are included in other noncurrent assets on our consolidated balance sheets. We recognized income of $137, $20 and $89, related to our investment in AIC for 2016, 2015 and 2014, respectively. Our other comprehensive income includes our proportional share of unrealized gains (losses) on securities held for sale, which are owned by AIC, of $152, $(20) and $1 for the years ended 2016, 2015 and 2014, respectively.
Directors' and Officers' Liability Insurance
We, The RMR Group Inc., RMR and certain companies to which RMR provides management services, including HPT, participate in a combined directors' and officers' liability insurance policy. The current combined policy expires in September 2018. We paid an aggregate premium of $91, $225 and $351 in 2016, 2015 and 2014, respectively, for these policies.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

13.	Contingencies
Legal Proceedings
We are routinely involved in various legal and administrative proceedings, including tax audits, incidental to the ordinary course of our business. Except as set forth below, we do not expect that any litigation or administrative proceedings in which we are presently involved will have a material adverse effect on our business, financial condition, results of operations or cash flows.
Environmental Contingencies
Extensive environmental laws regulate our operations and properties. These laws may require us to investigate and clean up hazardous substances, including petroleum or natural gas products, released at our owned and leased properties. Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance at our locations. We use both underground storage tanks and above ground storage tanks to store petroleum products, natural gas and other hazardous substances at our locations. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water. Under the terms of the HPT Leases, we generally have agreed to indemnify HPT for any environmental liabilities related to properties that we lease from HPT and we are required to pay all environmental related expenses incurred in the operation of the leased properties. Under an agreement with Equilon Enterprises LLC doing business as Shell Oil Products U.S., or Shell, we have agreed to indemnify Shell and its affiliates from certain environmental liabilities incurred with respect to our travel centers where Shell has installed natural gas fueling lanes.
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
At December 31, 2016, we had a gross accrued liability of $4,664 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,035, resulting in an estimated net amount of $3,629 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

In February 2014, we reached an agreement with the California State Water Resources Control Board, or the State Water Board, to settle certain claims the State Water Board had filed against us in California Superior Court, or the Superior Court, in 2010 relating to alleged violations of underground storage tank laws and regulations for a cash payment of $1,800; suspended penalties of $1,000 that would become payable by us in the future if, prior to March 2019, we fail to comply with specified underground storage tank laws and regulations; and our agreement to invest, prior to March 2018, up to $2,000 of verified costs that are directly related to the development and implementation of a comprehensive California Enhanced Environmental Compliance Program for the underground storage tank systems at all of our California facilities that is above and beyond minimum requirements of California law and regulations related to underground storage tank systems. The settlement, which was approved by the Superior Court on February 20, 2014, also included injunctive relief provisions requiring that we comply with certain California environmental laws and regulations applicable to underground storage tank systems. In October 2015, the State Water Board issued a notice of alleged suspended penalty conduct claiming that we are liable for the full amount of the $1,000 in suspended penalties as a result of five alleged violations of underground storage tank regulations and requesting further information concerning the alleged violations. In November 2015, we filed our response to the State Water Board's notice and we have since met with the State Water Board to attempt to resolve these matters without a court hearing. We believe we have meritorious defenses to these alleged violations, but cannot predict whether any penalties relating to these matters will be assessed by the Superior Court, which has retained jurisdiction over such matters. The State Water Board also has retained the right to file a separate action relating to these violations, but to date has not done so. As of December 31, 2016, we have recognized a liability of $1,000 with respect to these matters concerning the State Water Board and believe, though we can provide no assurance that, any additional amount of loss we may realize above that accrued, if any, upon the ultimate resolution of this matter will not be material to us.
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
Other Disputes
On November 30, 2016, we filed a complaint, or the Complaint, captioned TA Operating LLC v. Comdata, Inc. and FleetCor Technologies, Inc., C.A. No. 12954-CB (Del. Ch.), in the Court of Chancery of the State of Delaware, or the Court, against FleetCor Technologies, Inc., or FleetCor, and its subsidiary Comdata Inc., or Comdata, with respect to a notice of termination we received from Comdata on November 3, 2016, purporting to terminate two agreements between us and Comdata: (i) a merchant agreement under which we agreed to accept Comdata issued fuel cards through January 2, 2022, in payment for fuel and nonfuel transactions initiated by cardholders at our travel center locations in exchange for fees payable by us to Comdata, or the Merchant Agreement; and (ii) an agreement under which we agreed to install radio frequency identification, or RFID, technology at our travel centers, or the RFID Agreement. In the Complaint, we seek, among other things, (a) a declaration that we are not in default under our Merchant Agreement; (b) a judgment that Comdata has breached its contractual duties to us; (c) a judgment that Comdata breached its implied covenant of good faith and fair dealing to us; (d) a judgment that Comdata has and is willfully and knowingly engaged in unfair, abusive, and deceptive business practices in the course of its business dealings with us in violation of Tennessee law; (e) an order for specific performance by Comdata of its obligations to us under our Merchant Agreement; (f) injunctive relief; (g) an order holding FleetCor jointly and severally liable and subject to all remedies we may be granted; and (h) damages, including statutory treble damages, attorney fees and costs, and further relief as the court deems appropriate.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

At a hearing held on December 14, 2016, the Court denied our request for preliminary injunctive relief subject to Comdata's agreement to continue providing services under the Merchant Agreement pending a final ruling from the Court. On December 21, 2016, Comdata filed a counterclaim alleging that we defaulted the RFID Agreement and that this alleged default allows Comdata to terminate both the RFID Agreement and the Merchant Agreement. In addition, beginning February 1, 2017, Comdata has unilaterally begun to withhold fees from the transaction settlement payments due to us that we believe will average approximately $850 to $1,000 per month in excess of the fees payable by us to Comdata under the terms of our Merchant Agreement. On December 27, 2016, we filed a motion for partial judgment on the pleadings, or the Motion, and briefing on the Motion concluded on February 17, 2017. At a hearing held on February 27, 2017, the Court denied the Motion, finding that the requested relief depended upon disputed facts which will be determined at a trial. A trial is currently scheduled to begin in early April 2017. We believe that Comdata has wrongfully terminated our Merchant Agreement as a result of an alleged default under the RFID Agreement; and, in any event, we do not believe that we are in default of either the Merchant Agreement or the RFID Agreement. We believe that the claims against us are without merit and intend to vigorously defend against them. Our costs related to this litigation were $748 during the fourth quarter of 2016.

14.	Inventory
Inventory at December 31, 2016 and 2015, consisted of the following:

	2016	2015
Nonfuel products	$171,497	$159,256
Fuel products	36,332	24,236
Total inventory	$207,829	$183,492

15.	Segment Information
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. We measure our reportable segments' profitability based on site level gross margin in excess of site level operating expenses.
Travel Centers
We operate and franchise travel centers under the TA brand and the Petro brand, primarily along the U.S. interstate highway system. Our travel center customers include trucking fleets and their drivers, independent truck drivers and motorists. Our travel centers offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, QSRs, and various customer amenities.
Convenience Stores
We operate convenience stores with retail gasoline stations, primarily under the Minit Mart brand, that generally serve motorists and are not located at a travel center. These convenience stores typically offer customers gasoline as well as a variety of nonfuel products and services, including coffee, groceries, some fresh foods, and, in many stores, a QSR and/or car washes.
Corporate and Other
We include unallocated corporate expenses, the operations of our standalone restaurants and distribution centers, and all other businesses which do not meet the definition of a travel center or convenience store and which are not material to our operations in corporate and other. For purposes of segment performance measurement, we do not allocate to either our travel center or convenience store segments items that are of a non-operating or of a corporate nature such as selling, general and administrative expenses, transaction costs associated with the acquisition of certain businesses, interest, income from equity investees and income taxes.

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
Segment Information

	Year Ended December 31, 2016
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$3,036,861	$420,747	$72,541	$3,530,149
Nonfuel	1,644,411	294,852	24,641	1,963,904
Rent and royalties from franchisees	13,628	306	3,418	17,352
Total revenues	4,694,900	715,905	100,600	5,511,405

Site level gross margin in excess of site level operating expenses	$468,912	$36,660	$10,227	$515,799

Corporate operating expenses:
Selling, general and administrative			$139,052	$139,052
Real estate rent			262,298	262,298
Depreciation and amortization			92,389	92,389
Income from operations				22,060

Acquisition costs			2,451	2,451
Interest expense, net			27,815	27,815
Income from equity investees			4,544	4,544
Loss before income taxes				(3,662)
Benefit for income taxes			(1,733)	(1,733)
Net loss				(1,929)
Less net income for noncontrolling interests				89
Net loss attributable to common shareholders				$(2,018)

Capital expenditures for property and equipment	$200,513	$58,197	$71,287	$329,997
Acquisitions of businesses, net of cash acquired	—	45,153	26,782	71,935
Total assets	767,639	516,343	375,859	1,659,841

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

	Year Ended December 31, 2015
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$3,763,536	$224,894	$67,018	$4,055,448
Nonfuel	1,626,646	155,197	918	1,782,761
Rent and royalties from franchisees	12,424	—	—	12,424
Total revenues	5,402,606	380,091	67,936	5,850,633

Site level gross margin in excess of site level operating expenses	$483,564	$17,259	$3,215	$504,038

Corporate operating expenses:
Selling, general and administrative			$121,767	$121,767
Real estate rent			231,591	231,591
Depreciation and amortization			72,383	72,383
Income from operations				78,297

Acquisition costs			5,048	5,048
Interest expense, net			22,545	22,545
Income from equity investees			4,056	4,056
Loss on extinguishment of debt			10,502	10,502
Income before income taxes				44,258
Provision for income taxes			16,539	16,539
Net income				27,719
Less net income for noncontrolling interests				—
Net income attributable to common shareholders				$27,719

Capital expenditures for property and equipment	$210,385	$14,191	$70,861	$295,437
Acquisitions of businesses, net of cash acquired	9,338	310,952	—	320,290
Total assets	725,714	431,014	464,813	1,621,541

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

	Year Ended December 31, 2014
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$5,961,985	$113,221	$74,243	$6,149,449
Nonfuel	1,539,996	76,634	172	1,616,802
Rent and royalties from franchisees	12,382	—	—	12,382
Total revenues	7,514,363	189,855	74,415	7,778,633

Site level gross margin in excess of site level operating expenses	$492,778	$8,834	$1,590	$503,202

Corporate operating expenses:
Selling, general and administrative			$106,823	$106,823
Real estate rent			217,155	217,155
Depreciation and amortization			65,584	65,584
Income from operations				113,640

Acquisition costs			1,160	1,160
Interest expense, net			16,712	16,712
Income from equity investees			3,224	3,224
Income before income taxes				98,992
Provision for income taxes			38,023	38,023
Net income				60,969
Less net income for noncontrolling interests				—
Net income attributable to common shareholders				$60,969

Capital expenditures for property and equipment	$147,509	$3,668	$18,648	$169,825
Acquisitions of businesses, net of cash acquired	28,695	—	—	28,695
Total assets	829,071	87,782	476,154	1,393,007

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

16.	Selected Quarterly Financial Data (unaudited)
The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,164,450	$1,445,065	$1,477,603	$1,424,287
Gross profit (excluding depreciation)	340,292	378,498	394,796	361,620
(Loss) income from operations	(8,778)	12,311	23,129	(4,602)
(Benefit) provision for income taxes	(5,677)	1,985	6,263	(4,304)
Net (loss) income attributable to common shareholders	(9,944)	3,521	10,898	(6,493)
Net (loss) income per common share attributable to common shareholders:
Basic and diluted	$(0.26)	$0.09	$0.28	$(0.17)
Comprehensive (loss) income attributable to common shareholders	$(9,698)	$3,581	$10,932	$(6,582)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,407,701	$1,582,883	$1,508,993	$1,351,056
Gross profit (excluding depreciation)	338,499	345,794	358,480	346,911
Income from operations	32,170	21,974	21,444	2,709
Provision (benefit) for income taxes	10,486	2,515	6,157	(2,619)
Net income (loss) attributable to common shareholders	15,729	3,772	9,826	(1,608)
Net income (loss) per common share attributable to common shareholders:
Basic and diluted	$0.41	$0.10	$0.26	$(0.04)
Comprehensive income (loss) attributable to common shareholders	$15,428	$3,754	$9,514	$(1,652)
During the fourth quarter of 2015 we recognized a benefit of $7,997 related to amounts owed to us in connection with biodiesel purchases we made during 2015 as a result of the retroactive reinstatement in December 2015 of Federal renewable energy fuel tax credits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

Date:	February 28, 2017	By:	/s/ Andrew J. Rebholz
			Name:	Andrew J. Rebholz
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas M. O'Brien	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2017
Thomas M. O'Brien

/s/ Andrew J. Rebholz	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2017
Andrew J. Rebholz

/s/ William E. Myers	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017
William E. Myers

/s/ Barry M. Portnoy	Managing Director	February 28, 2017
Barry M. Portnoy

/s/ Barbara D. Gilmore	Independent Director	February 28, 2017
Barbara D. Gilmore

/s/ Lisa Harris Jones	Independent Director	February 28, 2017
Lisa Harris Jones

/s/ Joseph L. Morea	Independent Director	February 28, 2017
Joseph L. Morea