Form 10-Q
period 2017-03-31
TRAVELCENTERS OF AMERICA LLC
filed 2017-05-09
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

 Number of Common Shares outstanding at May 8, 2017: 39,517,611 common shares.

As used herein the terms "we," "us," "our" and "TA" include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC
Consolidated Balance Sheets (Unaudited)
(in thousands)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$37,646	$61,312
Accounts receivable (less allowance for doubtful accounts of $599 and $744 as of March 31, 2017 and December 31, 2016, respectively)	111,981	107,246
Inventory	197,949	204,145
Other current assets	25,585	29,358
Total current assets	373,161	402,061

Property and equipment, net	1,061,992	1,082,022
Goodwill	89,698	88,542
Other intangible assets, net	36,604	37,738
Other noncurrent assets	57,305	49,478
Total assets	$1,618,760	$1,659,841

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$143,917	$157,964
Current HPT Leases liabilities	40,351	39,720
Other current liabilities	149,125	132,648
Total current liabilities	333,393	330,332

Long term debt, net	318,959	318,739
Noncurrent HPT Leases liabilities	378,426	381,854
Other noncurrent liabilities	62,981	75,837
Total liabilities	1,093,759	1,106,762

Shareholders' equity:
Common shares, no par value, 41,369 shares authorized as of March 31, 2017 and December 31, 2016, and 39,518 and 39,523 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	687,523	686,348
Accumulated other comprehensive income	159	11
Accumulated deficit	(164,102)	(134,678)
Total TA shareholders' equity	523,580	551,681
Noncontrolling interests	1,421	1,398
Total shareholders' equity	525,001	553,079
Total liabilities and shareholders' equity	$1,618,760	$1,659,841
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Fuel	$935,296	$709,528
Nonfuel	451,374	436,018
Rent and royalties from franchisees	4,096	4,276
Total revenues	1,390,766	1,149,822

Cost of goods sold (excluding depreciation):
Fuel	849,711	617,827
Nonfuel	195,999	191,703
Total cost of goods sold	1,045,710	809,530

Operating expenses:
Site level operating	245,915	234,050
Selling, general and administrative	40,812	30,966
Real estate rent	67,999	63,529
Depreciation and amortization	31,800	20,525
Total operating expenses	386,526	349,070

Loss from operations	(41,470)	(8,778)

Acquisition costs	140	969
Interest expense, net	7,384	6,821
Income from equity investees	278	947
Loss before income taxes	(48,716)	(15,621)
Benefit for income taxes	19,315	5,677
Net loss	(29,401)	(9,944)
Less: net income for noncontrolling interests	23	—
Net loss attributable to common shareholders	$(29,424)	$(9,944)

Other comprehensive income, net of tax:
Foreign currency income, net of taxes of $18 and $121, respectively	$26	$194
Equity interest in investee's unrealized gain on investments	122	52
Other comprehensive income attributable to common shareholders	148	246

Comprehensive loss attributable to common shareholders	$(29,276)	$(9,698)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.74)	$(0.26)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(29,401)	$(9,944)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Noncash rent expense	(3,662)	(3,346)
Depreciation and amortization expense	31,800	20,525
Deferred income taxes	(20,746)	(4,121)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(4,590)	(17,061)
Inventory	6,282	1,676
Other assets	3,805	6,497
Accounts payable and other liabilities	4,351	16,998
Other, net	1,418	246
Net cash (used in) provided by operating activities	(10,743)	11,470

Cash flows from investing activities:
Proceeds from asset sales	24,324	37,761
Capital expenditures	(30,066)	(56,479)
Acquisitions of businesses, net of cash acquired	(6,110)	(35,123)
Other	(1,500)	—
Net cash used in investing activities	(13,352)	(53,841)

Cash flows from financing activities:
Proceeds from sale leaseback transactions with HPT	584	50
Sale leaseback financing obligation payments	(186)	(118)
Other, net	—	(74)
Net cash provided by (used in) financing activities	398	(142)

Effect of exchange rate changes on cash	31	30
Net decrease in cash and cash equivalents	(23,666)	(42,483)
Cash and cash equivalents at the beginning of the period	61,312	172,087
Cash and cash equivalents at the end of the period	$37,646	$129,604

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$7,671	$6,971
Income taxes received, net of payments	26	420
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

1.	Business Description and Basis of Presentation
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company. As of March 31, 2017, we operated and franchised 541 travel center, standalone convenience store, and standalone restaurant locations. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business on the basis of two separately reportable segments, travel centers and convenience stores. See Note 12 for more information about our reportable segments. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of March 31, 2017, our business included 256 travel centers in 43 states in the United States, or U.S., primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 178 locations operated under the "TravelCenters of America" and "TA" brand names, or the TA brand, and 78 locations operated under the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand. Of our 256 travel centers at March 31, 2017, we owned 30, we leased 199, we operated two for a joint venture in which we own a noncontrolling interest and 25 were owned or leased from others by our franchisees. We operated 226 of our travel centers and franchisees operated 30 travel centers, including five we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, and various customer amenities. We report this portion of our business as our travel center segment.
As of March 31, 2017, our business included 233 convenience stores in 11 states in the U.S. We operate our convenience stores under the "Minit Mart" brand name, or the Minit Mart brand. Of these 233 convenience stores at March 31, 2017, we owned 198, we leased 32 and we operated three for a joint venture in which we own a noncontrolling interest. Our convenience stores offer gasoline as well as a variety of nonfuel products and services, including coffee, groceries, some fresh foods, and, in many stores, a QSR and/or car wash. We report this portion of our business as our convenience store segment.
As of March 31, 2017, our business included 52 standalone restaurants in 15 states in the U.S. operated primarily under the "Quaker Steak & Lube" brand name, or the QSL brand. Of our 52 standalone restaurants at March 31, 2017, we owned seven, we leased nine, we operated one for a joint venture in which we own a noncontrolling interest and 35 were owned or leased from others by our franchisees. We report this portion of our business within corporate and other in our segment information.
The accompanying consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements. The disclosures presented do not include all the information necessary for complete financial statements in accordance with GAAP. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or our Annual Report. In the opinion of our management, the accompanying consolidated financial statements include all adjustments, including normal recurring adjustments, considered necessary for a fair presentation. All intercompany transactions and balances have been eliminated. While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent expense and certain other costs do not vary seasonally. For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 1 input), the aggregate fair value of our Senior Notes on March 31, 2017, was $334,372.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which establishes a comprehensive revenue recognition standard under GAAP for almost all industries. The new standard will apply for annual periods beginning after December 15, 2017, including interim periods therein. Early adoption is prohibited. To address implementation of ASU 2014-09 and evaluate its impact on our consolidated financial statements, we have developed a project plan in which we are utilizing a bottom up approach to evaluate our revenue streams and related internal controls. Since many of our revenue streams are point of sale, we do not believe the implementation of this standard will have a material impact on our consolidated financial statements. We expect to complete our assessment, including selecting a transition method for adoption of this Standard Update, by the end of the third quarter of 2017.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, which establishes a comprehensive lease standard under GAAP for virtually all industries. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability on the consolidated balance sheet for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The new standard will apply for annual periods beginning after December 15, 2018, including interim periods therein, and requires modified retrospective application. Early adoption is permitted. We are in the process of evaluating the effects the adoption of this update may have on our consolidated financial statements. We believe the adoption of this update will have a material impact on our consolidated balance sheets due to the recognition of the lease rights and obligations as assets and liabilities. While the adoption will have no effect on the cash we pay, amounts within our statements of operations and comprehensive loss are expected to change materially.

2.	Earnings Per Share
The following table presents a reconciliation of net loss attributable to common shareholders to net loss available to common shareholders and the related earnings per share.

	Three Months Ended March 31,
	2017	2016
Net loss attributable to common shareholders, as reported	$(29,424)	$(9,944)
Less: net loss attributable to participating securities	(1,559)	(489)
Net loss available to common shareholders	$(27,865)	$(9,455)

Weighted average common shares(1)	37,426	36,891

Basic and diluted net loss per common share	$(0.74)	$(0.26)

(1)
Excludes the unvested shares awarded under our share award plans, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shares. The weighted average number of unvested shares outstanding for the three months ended March 31, 2017 and 2016, was 2,094 and 1,908, respectively.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

3.	Acquisitions
During the three months ended March 31, 2017, we acquired six standalone restaurants from one of our franchisees for an aggregate purchase price of $6,110, and accounted for this transaction as a business combination, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their respective fair values as of the date of acquisition. We have included the results of this acquired business in our consolidated financial statements from the date of acquisition. The pro forma impact of this acquisition, including the results of operations of the acquired standalone restaurants from the beginning of the periods presented, is not material to our consolidated financial statements.
As of March 31, 2017, we had entered an agreement to acquire one travel center from one of our franchisees for a purchase price of $13,050, excluding closing costs and working capital adjustments. We expect to complete this acquisition during the third quarter of 2017, but this purchase is subject to conditions and may not occur, may be delayed or the terms may change.
Acquisition costs, such as legal fees, due diligence costs and closing costs, are not included as a component of consideration transferred in business combinations but instead are expensed as incurred.

4.	Goodwill
Goodwill consisted of the following:

	March 31, 2017	December 31, 2016
Travel center segment	$17,252	$17,252
Convenience store segment	69,400	69,400
Quaker Steak & Lube business	3,046	1,890
Total goodwill	$89,698	$88,542
During the three months ended March 31, 2017, goodwill increased by $1,156 in connection with the acquisition of six standalone restaurants. See Note 3 for more information about our acquisitions.

5.	Income Taxes
We have historically calculated the provision for income taxes during interim reporting periods by applying an estimated annual effective tax rate for the full fiscal year to net income (loss) before income taxes for the reporting period. Since we determined that relatively small changes in estimated annual income (loss) before income taxes could result in significant changes in the estimated annual effective tax rate, we have calculated our income tax provision using a discrete rate based on the actual loss before income taxes for the three months ended March 31, 2017. We will use a discrete rate for the remainder of 2017.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

6.	Equity Investments
Our investments in equity affiliates, which are presented in our consolidated balance sheets in other noncurrent assets, and our proportional share of our investees' net income (loss) recognized in our consolidated statements of operations and comprehensive loss were as follows:

	PTP	Other(1)	Total
Investment balance:
As of March 31, 2017	$22,203	$23,951	$46,154
As of December 31, 2016	21,657	24,097	45,754

Income (loss) from equity investments:
Three months ended March 31, 2017	$547	$(269)	$278
Three months ended March 31, 2016	870	77	947

(1)
Includes equity investments that are not individually material to our consolidated financial statements, including our investment in Affiliates Insurance Company, or AIC. See Note 9 for more information about our investment in AIC.

Petro Travel Plaza Holdings LLC
Petro Travel Plaza Holdings LLC, or PTP, is a joint venture between us and Tejon Development Corporation that owns two travel centers, three convenience stores and one standalone restaurant in California. We own a 40% interest in PTP and we receive a management fee from PTP to operate the two travel centers, three convenience stores and one standalone restaurant.
The following table sets forth summarized financial information of PTP. The PTP operations are not consolidated with us and these amounts are not included in our consolidated financial statements.

	Three Months Ended March 31,
	2017	2016
Total revenues	$26,241	$23,804
Cost of goods sold (excluding depreciation)	19,135	16,376
Operating income	1,609	2,407
Net income and comprehensive income	1,502	2,291

7.	HPT Leases
As of March 31, 2017, we leased from HPT a total of 198 properties under five leases, four of which we refer to as the TA Leases and one of which we refer to as the Petro Lease, and which collectively we refer to as the HPT Leases. We recognized rent expense under the HPT Leases of $64,951 and $60,829 for the three months ended March 31, 2017 and 2016, respectively.
Our minimum annual rent as of March 31, 2017, was $274,114. In addition to the payment of minimum annual rent, the HPT Leases provide for payment to HPT of percentage rent based on increases in total nonfuel revenues over base year levels. The total amount of percentage rent that we incurred during the three months ended March 31, 2017 and 2016, was $655 and $246, respectively. HPT waived $311 of percentage rent under the Petro Lease for the three months ended March 31, 2016; as of June 30, 2016, HPT had cumulatively waived all of the $2,500 of percentage rent it previously agreed to waive and no further waivers are contractually required.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

During the three months ended March 31, 2017 and 2016, pursuant to the terms of our HPT Leases, we sold to HPT $24,908 and $20,575, respectively, of improvements we previously made to properties leased from HPT. As a result, our minimum annual rent payable to HPT increased by $2,117 and $1,749, respectively. At March 31, 2017, our property and equipment balance included $9,737 of improvements of the type that we typically request that HPT purchase for an increase in minimum annual rent; however, HPT is not obligated to purchase these improvements.
The following table summarizes the various amounts related to the HPT Leases that are included in our consolidated balance sheets.

	March 31, 2017	December 31, 2016
Current HPT Leases liabilities:
Accrued rent	$23,373	$22,868
Sale leaseback financing obligation	610	484
Straight line rent accrual	2,458	2,458
Deferred gain	10,140	10,140
Deferred tenant improvements allowance	3,770	3,770
Total current HPT Leases liabilities	$40,351	$39,720

Noncurrent HPT Leases liabilities:
Deferred rent obligation	$150,000	$150,000
Sale leaseback financing obligation	21,475	21,165
Straight line rent accrual	47,511	47,771
Deferred gain	118,796	121,331
Deferred tenant improvements allowance	40,644	41,587
Total noncurrent HPT Leases liabilities	$378,426	$381,854
On May 3, 2017, pursuant to the terms of our June 2015 transaction agreement with HPT, as amended, we sold to, and leased back from, HPT the fourth and final development property that is subject to that agreement for a sales price of $27,602. This property was added to the HPT Leases and our minimum annual rent under the HPT Leases increased by $2,346 as a result.

8.	Business and Property Management Agreements with RMR
The RMR Group LLC, or RMR, provides us certain services that we require to operate our business. We have two agreements with RMR to provide management services to us: (i) a business management agreement, which relates to various aspects of our business generally, and (ii) a property management agreement, which relates to building management services for our headquarters building. Pursuant to our business management agreement and property management agreement with RMR, we incurred aggregate fees of $3,324 and $3,233 for the three months ended March 31, 2017 and 2016, respectively. In addition, we incurred internal audit costs of $67 for each of the three months ended March 31, 2017 and 2016, for which we reimburse RMR pursuant to our business management agreement. These fees and costs are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive loss. For more information about our relationships with RMR please refer to Notes 11 and 12 in our Annual Report.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

9.	Related Party Transactions
We have relationships and historical and continuing transactions with HPT, RMR, AIC and others related to them.
Relationship with HPT
We are HPT's largest tenant and HPT is our principal landlord and largest shareholder. As of March 31, 2017, HPT owned 3,420 of our common shares, representing approximately 8.7% of our outstanding common shares.
As of March 31, 2017, we leased from HPT a total of 198 properties under the HPT Leases. RMR provides management services to both us and HPT. See Note 7 for more information about our lease agreements and transactions with HPT.
Relationship with RMR
We have two agreements with RMR to provide management services to us. See Note 8 for further information regarding our management agreements with RMR.
Relationship with AIC
We, HPT and five other companies to which RMR provides management services each currently own AIC, an Indiana insurance company, in equal amounts. We and the other shareholders of AIC participate in a combined property insurance program arranged and reinsured in part by AIC. As of March 31, 2017 and December 31, 2016, our investment in AIC had a carrying value of $7,366 and $7,116, respectively. These amounts are included in other noncurrent assets on our consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as income from equity investees in our consolidated statements of operations and comprehensive loss. Our other comprehensive income includes our proportionate share of unrealized gains on securities held for sale, which are owned by AIC.
For further information about our transactions and relationships with HPT, RMR, AIC and certain other related persons, please refer to our Annual Report.

10.	Contingencies
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
At March 31, 2017, we had a gross accrued liability of $3,422 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $587, resulting in an estimated net amount of $2,835 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
In February 2014, we reached an agreement with the California State Water Resources Control Board, or the State Water Board, to settle certain claims the State Water Board had filed against us in California Superior Court, or the Superior Court, in 2010 relating to alleged violations of underground storage tank laws and regulations for a cash payment of $1,800; suspended penalties of $1,000 that would become payable by us in the future if, prior to March 2019, we fail to comply with specified underground storage tank laws and regulations; and our agreement to invest, prior to March 2018, up to $2,000 of verified costs to develop and implement a comprehensive compliance program for the underground storage tank systems at all of our California facilities that is above and beyond minimum requirements of California law (which costs have since been incurred and were verified as of February 2017). The settlement, which was approved by the Superior Court on February 20, 2014, also included injunctive relief provisions requiring that we comply with certain California environmental laws and regulations applicable to underground storage tank systems. In October 2015, the State Water Board issued a notice of alleged suspended penalty conduct claiming that we are liable for the full amount of the $1,000 in suspended penalties as a result of five alleged violations of underground storage tank regulations and requesting further information concerning the alleged violations. In November 2015, we filed our response to the State Water Board's notice and we have since met with the State Water Board to attempt to respond to these matters without a court hearing. We believe we have meritorious defenses to these alleged violations, but cannot predict whether any penalties relating to these matters will be assessed by the Superior Court, which has retained jurisdiction over such matters. The State Water Board also has retained the right to file a separate action relating to these violations, but to date has not done so. As of March 31, 2017, our balance sheet included a liability of $1,000 with respect to these matters concerning the State Water Board and we believe, though we can provide no assurance, that any additional amount of loss we may realize above that accrued, if any, upon the ultimate resolution of this matter will not be material to us.
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

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

Other Disputes
On November 30, 2016, we filed a complaint, or the Complaint, captioned TA Operating LLC v. Comdata, Inc. and FleetCor Technologies, Inc., C.A. No. 12954-CB (Del. Ch.), in the Court of Chancery of the State of Delaware, or the Court, against FleetCor Technologies, Inc., or FleetCor, and its subsidiary Comdata Inc., or Comdata, with respect to a notice of termination we received from Comdata on November 3, 2016, purporting to terminate an agreement between us and Comdata under which we agreed to accept Comdata issued fuel cards through January 2, 2022, in payment for fuel and nonfuel transactions initiated by cardholders at our travel center locations in exchange for fees payable by us to Comdata, or the Merchant Agreement, based upon Comdata's assertion that we had breached an agreement under which we agreed to install radio frequency identification, or RFID, technology at our travel centers, or the RFID Agreement. In the Complaint, we seek, among other things, (a) a declaration that we are not in default under our Merchant Agreement; (b) a judgment that Comdata has breached its contractual duties to us; (c) a judgment that Comdata breached its implied covenant of good faith and fair dealing to us; (d) a judgment that Comdata has and is willfully and knowingly engaged in unfair, abusive and deceptive business practices in the course of its business dealings with us in violation of applicable law; (e) an order for specific performance by Comdata of its obligations to us under our Merchant Agreement; (f) injunctive relief; (g) an order holding FleetCor jointly and severally liable and subject to all remedies we may be granted; and (h) damages, including statutory treble damages, attorney fees and costs, and further relief as the Court deems appropriate.
At a hearing held on December 14, 2016, the Court denied our request for preliminary injunctive relief subject to Comdata's agreement to continue providing services under the Merchant Agreement pending a final ruling from the Court. On December 21, 2016, Comdata filed a counterclaim alleging that we defaulted under the RFID Agreement and that this alleged default allows Comdata to terminate both the RFID Agreement and the Merchant Agreement. In addition, beginning February 1, 2017, Comdata unilaterally began to withhold increased fees from the transaction settlement payments due to us and during the two months ended March 31, 2017, these fees totaled $1,813 in excess of the amounts payable under the terms of the Merchant Agreement. We continue to believe these increased fees, which are included in site level operating expenses in our statements of operations and comprehensive loss, will average approximately $1,000 per month in excess of the fees payable by us to Comdata under the terms of our Merchant Agreement. On December 27, 2016, we filed a motion for partial judgment on the pleadings, or the Motion, and briefing on the Motion concluded on February 17, 2017. At a hearing held on February 27, 2017, the Court denied the Motion, finding that the requested relief depended upon disputed facts to be determined at trial. A trial testimony began on April 3, 2017, and concluded on April 7, 2017. Post-trial briefing is scheduled to conclude on May 22, 2017, and oral argument is currently scheduled for June 16, 2017. The Court is expected to enter a judgment sometime thereafter. We believe that Comdata has wrongfully terminated our Merchant Agreement as a result of an alleged default under the RFID Agreement; and, in any event, we do not believe that we are in default of either the Merchant Agreement or the RFID Agreement. We believe that the claims against us are without merit. During the three months ended March 31, 2017, we recognized litigation expenses related to this matter of $6,372, which is included in selling, general and administrative expenses in our statements of operations and comprehensive loss.

11.	Inventory
Inventory consisted of the following:

	March 31, 2017	December 31, 2016
Nonfuel products	$164,247	$167,813
Fuel products	33,702	36,332
Total inventory	$197,949	$204,145

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

12.	Segment Information
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Our separately reportable segments are travel centers and convenience stores. We measure our reportable segments profitability based on site level gross margin in excess of site level operating expenses. See Note 1 above and Note 15 to the Notes to Consolidated Financial Statements included in Item 15 of our Annual Report for more information about our reportable segments.

	Three Months Ended March 31, 2017
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$814,141	$103,706	$17,449	$935,296
Nonfuel	381,412	60,702	9,260	451,374
Rent and royalties from franchisees	3,029	54	1,013	4,096
Total revenues	1,198,582	164,462	27,722	1,390,766

Site level gross margin in excess of site level operating expenses	$91,563	$5,363	$2,215	$99,141

Corporate operating expenses:
Selling, general and administrative			$40,812	$40,812
Real estate rent			67,999	67,999
Depreciation and amortization			31,800	31,800
Loss from operations				(41,470)

Acquisition costs			140	140
Interest expense, net			7,384	7,384
Income from equity investees			278	278
Loss before income taxes				(48,716)
Benefit for income taxes			19,315	19,315
Net loss				(29,401)
Less: net income for noncontrolling interests				23
Net loss attributable to common shareholders				$(29,424)

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31, 2016
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$622,580	$72,631	$14,317	$709,528
Nonfuel	381,183	54,123	712	436,018
Rent and royalties from franchisees	4,142	134	—	4,276
Total revenues	1,007,905	126,888	15,029	1,149,822

Site level gross margin in excess of site level operating expenses	$101,031	$4,371	$840	$106,242

Corporate operating expenses:
Selling, general and administrative			$30,966	$30,966
Real estate rent			63,529	63,529
Depreciation and amortization			20,525	20,525
Loss from operations				(8,778)

Acquisition costs			969	969
Interest expense, net			6,821	6,821
Income from equity investees			947	947
Loss before income taxes				(15,621)
Benefit for income taxes			5,677	5,677
Net loss				(9,944)
Less: net income for noncontrolling interests				—
Net loss attributable to common shareholders				$(9,944)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or our Annual Report. Amounts are in thousands of dollars or gallons unless indicated otherwise. Unless the context indicates otherwise, references to our convenience stores and restaurants refer to our standalone convenience stores and restaurants and not the convenience stores and restaurants located at our travel centers or restaurants at our convenience stores.

Company Overview
As of March 31, 2017, we operated and franchised 256 travel center, 233 standalone convenience store and 52 standalone restaurant locations. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees. See Note 1 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our travel center, convenience store and standalone restaurant locations.
We manage our business on the basis of two separately reportable segments, travel centers and convenience stores. See Note 12 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our reportable segments.

Executive Summary
Our revenues and income are subject to material changes as a result of market prices and the availability of diesel fuel and gasoline. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in demand that are often the result of changes in the macroeconomic environment. Also, concerted efforts by major oil producing countries and cartels to limit oil supply may impact prices.
Over the past few years there have been significant changes in the cost of fuel. Fuel prices were relatively stable throughout the three months ended March 31, 2017, and the average fuel price was 50.4% above the average fuel price during the three months ended March 31, 2016. Some current economic forecasts reflect moderate price increases for fuel and an expectation of economic growth and inflation in the U.S. and elsewhere, which may impact demand for fuel and fuel prices. As noted above, various factors and events can cause fuel prices to change, sometimes suddenly and sharply.
Due to the volatility of our fuel costs and our methods of pricing to fuel customers, we believe that fuel revenue is not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin. We therefore consider fuel sales volume and fuel gross margin to be better measures of our performance.
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
We believe that demand for diesel fuel by trucking companies for any given level of trucking activity will be reduced over time by technological innovations that permit, and regulations that encourage or require, improved fuel efficiency of motor vehicle engines, and other fuel conservation practices. We believe these factors, combined with lower levels of trucking freight activity and competitive pricing pressures were contributors to decreases in the level of fuel sales volumes and fuel gross margin we realized on a same site basis for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Although fuel sales volume declined on a same site basis, the decrease was partially offset by an increase as a result of acquired locations and development properties opened in 2016 and 2017.

Our fuel gross margin and fuel gross margin per gallon were lower in the three months ended March 31, 2017, than in the three months ended March 31, 2016, primarily due to the impact of lower demand in the first quarter 2017, reactive pricing strategies by our competitors and our reaction thereto.
The net loss attributable to common shareholders we experienced for the three months ended March 31, 2017, was $29,424, as compared to $9,944 during the three months ended March 31, 2016. The change in net loss attributable to common shareholders was primarily due to a decrease in fuel gross margin and increases in expenses related to financing and managing recently acquired and developed locations (real estate rent and selling, general and administrative expenses). In the three months ended March 31, 2017, litigation costs and increased transaction fees related to our dispute with FleetCor Technologies, Inc., or FleetCor, and its subsidiary Comdata Inc., or Comdata, as well as our decision to abandon certain assets also contributed to the increase in net loss attributable to common shareholders.
As described under the heading "Other Disputes" in Note 10 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report, FleetCor/Comdata has purported to terminate its merchant agreement with us and, beginning February 1, 2017, unilaterally increased the fees it withholds from the transaction settlement payments due to us. We believe that FleetCor/Comdata has wrongfully terminated our agreement and raised the fees we pay FleetCor/Comdata, and we are pursuing litigation against FleetCor/Comdata. However, if we do not prevail in our pending litigation against FleetCor/Comdata, we may not be able to recover the increased fees FleetCor/Comdata charges us through higher prices to customers, and our operating expenses may increase.

Factors Affecting Comparability
Transaction Agreement with HPT
On June 1, 2015, we entered a transaction agreement with Hospitality Properties Trust, or HPT, which we and HPT amended on June 22, 2016. We refer to this amended transaction agreement as the Transaction Agreement. Under the Transaction Agreement, among other things, we agreed to sell to HPT 16 existing travel centers we owned and certain assets at 11 properties currently leased from HPT, plus four additional travel centers upon the completion of their development, and HPT agreed to lease back these properties and assets to us under the HPT Leases. We also agreed to purchase from HPT five travel centers we previously leased from HPT.
On May 3, 2017, we sold the fourth and final development property to HPT for $27,602, and our minimum annual rent due to HPT increased by $2,346.
See Notes 7 and 9 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report and Notes 7 and 12 to the Notes to the Consolidated Financial Statements included in Item 15 of our Annual Report for more information about our Transaction Agreement with HPT.
Acquired and Developed Sites
Since the beginning of 2011, when we began our growth and acquisition program, to March 31, 2017, we have invested $861,859 to develop, purchase and improve travel centers, convenience stores and standalone restaurants. For the 12 months ended March 31, 2017, these investments produced site level gross margin in excess of site level operating expenses of $102,456, and, on a sequential basis, $2,499, or 2.5%, greater than site level gross margin in excess of site level operating expenses for the 12 months ended December 31, 2016. This change is attributable to the net effect of an increase in fuel gross margin ($596), an increase in nonfuel gross margin ($10,307) and an increase in site level operating expenses ($9,394). Excluded from the results above is a development property that was completed in late March 2017.
We believe that our investments require a period after they are developed or acquired and upgrades are completed to reach expected stabilized financial results, generally three years for travel centers and one year for convenience stores.

We acquired 36 travel centers during the 2011 to March 31, 2017, period which are included in the "Travel Centers Segment Same Site Operating Data" for the three months ended March 31, 2017 and 2016. As of March 31, 2017, we have invested $312,278 (including the cost of improvements) in these 36 locations, and they generated $52,791 of site level gross margin in excess of site level operating expenses during the 12 months ended March 31, 2017, and, on a sequential basis, $1,480, or 2.7%, less than site level gross margin in excess of site level operating expenses for the 12 months ended December 31, 2016. This change is attributable to the net effect of a decline in fuel gross margin ($1,411), an increase in nonfuel gross margin ($118) and an increase in site level operating expenses ($187). Three locations were developed by us for a total investment of $64,940, and they generated $5,001 of site level gross margin in excess of site level operating expenses during the 12 months ended March 31, 2017; we have operated these locations on average for less than a full year (one opened in each of January, March and May 2016). In late March 2017, we completed the development of an additional travel center.
We acquired 228 convenience stores during the 2013 to March 31, 2017, period. Of these stores, 199 are included in the "Convenience Store Segment Same Site Operating Data" for the three months ended March 31, 2017 and 2016. As of March 31, 2017, we have invested $394,349 (including the cost of improvements) in these 199 locations, and they generated $33,382 of site level gross margin in excess of site level operating expenses during the 12 months ended March 31, 2017, and, on a sequential basis, $535, or 1.6%, greater than site level gross margin in excess of site level operating expenses for the 12 months ended December 31, 2016. This change is attributable to the net effect of an increase in fuel gross margin ($475), an increase in nonfuel gross margin ($667) and an increase in site level operating expenses ($607). The remaining 29 locations were acquired by us in 2016 for a total investment of $48,996 (including the cost of improvements), and these convenience stores generated $2,425 of site level gross margin in excess of site level operating expenses during the 12 months ended March 31, 2017. Some of the 29 convenience stores we acquired during 2016 were fully or partially out of service while being renovated during the 12 months ended March 31, 2017.
We acquired one standalone restaurant during 2015, 50 during 2016 (40 of which were operated by franchisees) and six of those 50 from one of our franchisees in 2017. As of March 31, 2017, we have invested $41,296 (including the cost of improvements) in these 51 locations, and they generated $8,857 of site level gross margin in excess of site level operating expenses during the 12 months ended March 31, 2017, and, on a sequential basis, $1,542, or 21.1%, greater than site level gross margin in excess of site level operating expenses for the 12 months ended December 31, 2016.
As of March 31, 2017, we had an agreement to acquire one travel center from one of our franchisees for a purchase price of $13,050. We expect to complete this acquisition during the third quarter of 2017, but this purchase is subject to conditions that may not occur, may be delayed or the terms may change. We currently intend to continue to selectively acquire additional locations and to otherwise expand our business.

Seasonality
Our sales volumes are generally lower in the first and fourth quarters than the second and third quarters of each year. In the first quarter, the movement of freight by professional truck drivers as well as motorist travel are usually at their lowest levels of each calendar year. In the fourth quarter, freight movement is typically lower due to the holiday season. While our revenues are modestly seasonal, quarterly variations in our operating results may reflect greater seasonal differences as our rent expense and certain other costs do not vary seasonally.

Results of Operations
Consolidated Financial Results
The following table presents changes in our operating results for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016	Change
Revenues:
Fuel	$935,296	$709,528	31.8%
Nonfuel	451,374	436,018	3.5%
Rent and royalties from franchisees	4,096	4,276	(4.2)%
Total revenues	1,390,766	1,149,822	21.0%

Gross margin:
Fuel	85,585	91,701	(6.7)%
Nonfuel	255,375	244,315	4.5%
Rent and royalties from franchisees	4,096	4,276	(4.2)%
Total gross margin	345,056	340,292	1.4%

Operating expenses:
Site level operating	245,915	234,050	5.1%
Selling, general and administrative	40,812	30,966	31.8%
Real estate rent	67,999	63,529	7.0%
Depreciation and amortization	31,800	20,525	54.9%
Total operating expenses	386,526	349,070	10.7%

Loss from operations	(41,470)	(8,778)	372.4%

Acquisition costs	140	969	(85.6)%
Interest expense, net	7,384	6,821	8.3%
Income from equity investees	278	947	(70.6)%
Loss before income taxes	(48,716)	(15,621)	211.9%
Benefit for income taxes	19,315	5,677	240.2%
Net loss	(29,401)	(9,944)	195.7%
Less net income for noncontrolling interests	23	—	NM
Net loss attributable to common shareholders	$(29,424)	$(9,944)	195.9%

Revenues. Fuel revenues for the three months ended March 31, 2017, increased from the three months ended March 31, 2016, by $225,768, or 31.8%. The tables below show the changes in fuel sales volumes and revenues by segment. Corporate and other fuel gallons sold and fuel revenues represent wholesale sales to the joint venture we operate and to other retailers.

	Three Months Ended March 31,
Fuel Gallons Sold	2017	2016	Change
Travel centers	447,690	476,648	(6.1)%
Convenience stores	57,319	54,242	5.7%
Corporate and other	9,147	10,114	(9.6)%
Consolidated totals	514,156	541,004	(5.0)%

	Three Months Ended March 31,
Fuel Revenues	2017	2016	Change
Travel centers	$814,141	$622,580	30.8%
Convenience stores	103,706	72,631	42.8%
Corporate and other	17,449	14,317	21.9%
Consolidated totals	$935,296	$709,528	31.8%
The increase in fuel revenues for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to increases in market prices for fuel and also reflected an increase in fuel sales volume in our convenience store segment, partially offset by a decrease in fuel sales volume in our travel center segment.
Nonfuel revenues for the three months ended March 31, 2017, increased by $15,356, or 3.5%, compared to the three months ended March 31, 2016, primarily as a result of newly acquired locations, in particular our acquisition of Quaker Steak & Lube, or QSL, in April 2016.
Fuel gross margin. Fuel gross margin for the three months ended March 31, 2017, decreased by $6,116, or 6.7%, compared to the three months ended March 31, 2016, and fuel gross margin per gallon decreased by $0.004, or 2.4%, compared to the three months ended March 31, 2016, which decreases were primarily due to the impact of lower demand in the first quarter 2017 and reactive pricing strategies by our competitors and our reaction thereto.
Nonfuel gross margin. Nonfuel gross margin for the three months ended March 31, 2017, increased by $11,060, or 4.5%, compared to the three months ended March 31, 2016, due primarily to newly acquired and developed locations, in particular our acquisition of QSL in April 2016, and our pricing and marketing initiatives. Nonfuel gross margin as a percentage of nonfuel revenues was 56.6% and 56.0% for the three months ended March 31, 2017 and 2016, respectively. Nonfuel gross margin percentage for the three months ended March 31, 2017, increased compared to the three months ended March 31, 2016, primarily due to the positive impact of our purchasing and pricing strategies and marketing initiatives.
Site level operating expenses. Site level operating expenses for the three months ended March 31, 2017, increased by $11,865, or 5.1%, compared to the three months ended March 31, 2016. Site level operating expenses as a percentage of nonfuel revenue were 54.5% and 53.7% for the three months ended March 31, 2017 and 2016, respectively. These increases were due primarily to newly acquired locations and the $1,813 of disputed transaction fees withheld by FleetCor/Comdata. See Note 10 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our legal proceedings with FleetCor/Comdata.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2017, increased by $9,846, or 31.8%, compared to the three months ended March 31, 2016. The increase in selling, general and administrative expenses was primarily attributable to litigation costs of $6,372 related to our dispute with FleetCor/Comdata. See Note 10 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our legal proceedings with FleetCor/Comdata.
Real estate rent expense. Real estate rent expense for the three months ended March 31, 2017, increased by $4,470, or 7.0%, compared to the three months ended March 31, 2016. The increase in real estate rent expense was primarily a result of our sale to, and lease back from, HPT of five travel centers and improvements at leased sites since the beginning of 2016.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 2017, increased by $11,275, or 54.9%, from the three months ended March 31, 2016. The increase in depreciation and amortization expense primarily resulted from the write offs of certain assets, the locations we acquired and other capital investments we completed (and did not subsequently sell to HPT) since the beginning of 2016. The increase was partially offset by the reduction in our depreciable assets as a result of the sale to, and lease back from, HPT of two travel centers in 2016.
Benefit for income taxes. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimated annual effective tax rate for the full fiscal year to net income (loss) before income taxes for the reporting period. Since we determined that relatively small changes in estimated annual income (loss) before income taxes could result in significant changes in the estimated annual effective tax rate, we have calculated our income tax provision using a discrete rate based on the actual loss before income taxes for the three months ended March 31, 2017. We will use a discrete rate for the remainder of 2017. See Note 5 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our benefit for income taxes.

Segment Results of Operations
The following is a discussion of fuel and nonfuel revenue and site level gross margin in excess of site level operating expenses by reportable segment.
As part of this discussion and analysis of our reportable segment operating results we refer to increases and decreases in results on a same site basis. We include a location in the same site comparisons only if we continuously operated it for the entire duration since the beginning of the earliest comparative period presented, with the exception of locations we operate that are owned by an unconsolidated joint venture in which we own a noncontrolling interest, which we do not include. Same site data also excludes revenues and expenses at locations not operated by us, such as rent and royalties from franchisees, revenues from the dealer operated convenience store and corporate level selling, general and administrative expenses. We do not exclude locations from the same site comparisons as a result of capital improvements to the site or changes in the services offered.

Travel Centers
The following table presents changes in the operating results of our travel center segment for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016	Change
Number of company operated travel center locations at end of period	226	225	1
Number of franchise operated travel center locations at end of period	30	30	—

Fuel:
Fuel sales volume (gallons)	447,690	476,648	(6.1)%
Fuel revenues	$814,141	$622,580	30.8%
Fuel gross margin	74,254	81,800	(9.2)%
Fuel gross margin per gallon	$0.166	$0.172	(3.5)%

Nonfuel:
Nonfuel revenues	$381,412	$381,183	0.1%
Nonfuel gross margin	228,211	224,983	1.4%
Nonfuel gross margin percentage	59.8%	59.0%	80	pts

Total revenues	$1,198,582	$1,007,905	18.9%
Total gross margin	305,494	310,925	(1.7)%
Site level operating expenses	213,931	209,894	1.9%
Site level operating expenses as a percentage of nonfuel revenues	56.1%	55.1%	100	pts
Site level gross margin in excess of site level operating expenses	$91,563	$101,031	(9.4)%

The following table presents our same site operating results for our travel center segment for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016	Change
Number of same site company operated travel center locations	220	220	—

Fuel:
Fuel sales volume (gallons)	442,160	475,169	(6.9)%
Fuel revenues	$804,609	$620,507	29.7%
Fuel gross margin	73,274	81,471	(10.1)%
Fuel gross margin per gallon	$0.166	$0.171	(2.9)%

Nonfuel:
Nonfuel revenues	$374,941	$379,428	(1.2)%
Nonfuel gross margin	224,328	223,937	0.2%
Nonfuel gross margin percentage	59.8%	59.0%	80	pts

Total gross margin	$297,602	$305,408	(2.6)%
Site level operating expenses	208,643	207,945	0.3%
Site level operating expenses as a percentage of nonfuel revenues	55.6%	54.8%	80	pts
Site level gross margin in excess of site level operating expenses	$88,959	$97,463	(8.7)%
Revenues. Fuel revenues for the three months ended March 31, 2017, increased by $191,561, or 30.8%, from the three months ended March 31, 2016. The table below shows the factors driving changes in total fuel sales volume and revenues of our travel center segment between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended March 31, 2016	476,648	$622,580

Increase due to petroleum products price changes		243,667
Decrease due to same site volume changes	(33,009)	(60,017)
Increase due to locations opened	4,051	7,911
Net change from prior year period	(28,958)	191,561

Results for the three months ended March 31, 2017	447,690	$814,141
Fuel revenues primarily reflected increases in market prices for fuel partially offset by a decrease in sales volume on a same site basis. On a same site basis, fuel sales volume decreased by 33,009 gallons, or 6.9%, during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The decrease in same site fuel sales volume during the 2017 first quarter resulted from comparatively weak consumer demand for gasoline, a decline in diesel demand because of a slow down in trucking freight business and continued fuel efficiency gains, especially by our commercial diesel fuel customers.
Nonfuel revenues for the three months ended March 31, 2017, were flat as compared to the three months ended March 31, 2016. Nonfuel revenues increased as a result of recently opened locations, but this increase was offset by decreases in nonfuel revenues on a same site basis. The decrease on a same site basis was primarily due to increased competition, the planned closure and remodeling of certain restaurants and generally decreased sale prices for our new commercial tire initiative designed to increase volume and eventually improve profits.

Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the three months ended March 31, 2017, decreased by $9,468, or 9.4%, from the three months ended March 31, 2016, primarily due to a $7,546 decline in fuel gross margin and the $1,813 disputed transaction fees withheld by FleetCor/Comdata.
On a same site basis, site level gross margin in excess of site level operating expenses decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, resulting from decreases in fuel gross margin due to the impact of lower demand on the first quarter 2017, reactive pricing strategies of our competitors and our reaction thereto, as well as the increase in site level operating expenses primarily due to the disputed increased FleetCor/Comdata transaction fees. Excluding the disputed increased FleetCor/Comdata transaction fees, site level operating expenses decreased by $1,115, or 0.5%.

Convenience Stores
The following table presents changes in the operating results of our convenience store segment for the three months ended March 31, 2017, as compared with the three months ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016	Change
Number of company operated convenience store locations at end of period	232	227	5
Number of dealer operated convenience store locations at end of period	1	1	—

Fuel:
Fuel sales volume (gallons)	57,319	54,242	5.7%
Fuel revenues	$103,706	$72,631	42.8%
Fuel gross margin	11,245	9,789	14.9%
Fuel gross margin per gallon	$0.196	$0.180	8.9%

Nonfuel:
Nonfuel revenues	$60,702	$54,123	12.2%
Nonfuel gross margin	21,115	18,777	12.5%
Nonfuel gross margin percentage	34.8%	34.7%	10	pts

Total revenues	$164,462	$126,888	29.6%
Total gross margin	32,414	28,700	12.9%
Site level operating expenses	27,051	24,329	11.2%
Site level operating expenses as a percentage of nonfuel revenues	44.6%	45.0%	(40	)pts
Site level gross margin in excess of site level operating expenses	$5,363	$4,371	22.7%

The following table presents our same site operating results for our convenience store segment for the three months ended March 31, 2017, as compared with the three months ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016	Change
Number of same site company operated convenience store locations	200	200	—

Fuel:
Fuel sales volume (gallons)	51,138	52,776	(3.1)%
Fuel revenues	$92,543	$70,664	31.0%
Fuel gross margin	10,109	9,584	5.5%
Fuel gross margin per gallon	$0.198	$0.182	8.8%

Nonfuel:
Nonfuel revenues	$53,725	$52,773	1.8%
Nonfuel gross margin	19,058	18,343	3.9%
Nonfuel gross margin percentage	35.5%	34.8%	70	pts

Total gross margin	$29,167	$27,927	4.4%
Site level operating expenses	24,166	23,541	2.7%
Site level operating expenses as a percentage of nonfuel revenues	45.0%	44.6%	40	pts
Site level gross margin in excess of site level operating expenses	$5,001	$4,386	14.0%

Revenues. Fuel revenues for the three months ended March 31, 2017, increased by $31,075, or 42.8%, from the three months ended March 31, 2016. The table below shows the factors driving changes in total fuel sales volume and revenues of our convenience store segment between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended March 31, 2016	54,242	$72,631

Increase due to petroleum products price changes		24,773
Decrease due to same site volume changes	(1,638)	(2,895)
Increase due to locations opened	4,923	9,461
Decrease due to locations closed	(208)	(264)
Net change from prior year period	3,077	31,075

Results for the three months ended March 31, 2017	57,319	$103,706
The increase in fuel revenues in our convenience store segment was due to increases in market prices for fuel and increases in sales volume at recently acquired locations, partially offset by a decrease in fuel sales volume on a same site basis. On a same site basis, fuel sales volume decreased by 1,638 gallons, or 3.1%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The decrease in same site fuel sales volume was primarily due to the impact of lower demand in the first quarter 2017, and reactive pricing strategies of our competitors and our reaction thereto.
Nonfuel revenues for the three months ended March 31, 2017, increased by $6,579, or 12.2%, from the three months ended March 31, 2016. The increase in nonfuel revenues is primarily the result of acquired locations. On a same site basis, nonfuel revenues increased modestly, despite the decline in fuel sales volume, as operations at newer sites continued to stabilize.

Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the three months ended March 31, 2017, increased by $992, or 22.7%, from the three months ended March 31, 2016, due to improvements at same sites and acquired locations.
On a same site basis, site level gross margin in excess of site level operating expenses increased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, due to increases in fuel and nonfuel gross margin as operations at newer sites continue to improve, despite soft market conditions, partially offset by an increase in site level operating expenses.

Liquidity and Capital Resources
Our principal liquidity requirements are to meet our operating and financing costs and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are our:

•	cash balance;

•	our revolving credit facility with a current maximum availability of $200,000, or our Credit Facility, subject to limits based on our qualified collateral;

•	sales to HPT of improvements we make to the sites we lease from HPT;

•	potential issuances of new debt and equity securities; and

•	potential financing or selling of unencumbered real estate that we own.
We believe that the primary risks we currently face with respect to our operating cash flow are:

•	continuing decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency and fuel conservation generally;

•	the risk of continued litigation costs associated with our litigation against FleetCor/Comdata, and/or continuation of their additional fees;

•	decreased demand for our products and services that we may experience as a result of competition;

•	a significant portion of our expenses are fixed in nature, which may restrict our ability to realize a sufficient reduction in our expenses to offset a reduction in our revenues;

•	the possible inability of recently acquired or developed properties to generate the stabilized financial results we expect; and

•	the risk of an economic slowdown or recession in the U.S. economy generally.
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our growth strategy of selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. There can be no assurance that we will be able to maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary.
Liquidity Aspects of Transactions with HPT
Pursuant to the Transaction Agreement, HPT agreed to purchase from us, for our cost, four travel centers then being or to be developed, on land parcels we then owned, upon their completion, if such development were completed prior to June 30, 2017. On each of March 31, 2016, June 30, 2016, September 30, 2016, and May 3, 2017, we sold to HPT for $19,683, $22,297, $16,557, and $27,602, respectively, and leased back from HPT, one of the completed travel centers. Also, on June 22, 2016, pursuant to the Transaction Agreement, we agreed to sell to and lease back from HPT two existing travel centers owned by us for an aggregate of $23,876.

Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. The Credit Facility requires that interest be paid on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At March 31, 2017, based on our qualified collateral, a total of $112,041 was available to us for loans and letters of credit under the Credit Facility. At March 31, 2017, there were no loans outstanding under the Credit Facility but we had outstanding $23,128 of letters of credit issued under that facility, which reduces the amount available for borrowing under the Credit Facility, leaving $88,913 available for our use as of that date.
Sources and Uses of Cash
Cash Flow from Operating Activities. During the three months ended March 31, 2017 and 2016, we had net cash outflows and inflows from operating activities of $10,743 (outflows) and $11,470 (inflows), respectively. The decrease in operating cash of $22,213 was primarily due to lower operating income.
Cash Flow from Investing Activities. During the three months ended March 31, 2017 and 2016, we had net cash outflows from investing activities of $13,352 and $53,841, respectively. The decrease in cash outflows from investing activities resulted from lower capital expenditures due to renovations at recently acquired sites completed in 2016 and lower acquisition activity, partially offset by lower proceeds from asset sales to HPT. See Note 3 and Note 7 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our acquisitions and transactions with HPT, respectively.
Cash Flow from Financing Activities. During the three months ended March 31, 2017 and 2016, we had net cash inflows and outflows from financing activities of $398 (inflows) and $142 (outflows), respectively.

Off Balance Sheet Arrangements
As of March 31, 2017, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to debt owed by Petro Travel Plaza Holdings LLC, or PTP, an entity in which we own a noncontrolling interest. See Note 6 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report and Note 10 to the Notes to Consolidated Financial Statements included in Item 15 of our Annual Report for more information about our relationship and transactions with PTP.

Related Party Transactions
We have relationships and historical and continuing transactions with HPT, The RMR Group LLC, or RMR, and others related to them. For example: HPT is our former parent company, our largest shareholder and our principal landlord; RMR provides management services to both us and to HPT and RMR employs certain of our and HPT's executive officers. We also have relationships and historical and continuing transactions with other companies to which RMR provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us or RMR, including Affiliates Insurance Company, or AIC, of which we, HPT and five other companies to which RMR provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 7, 8 and 9 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, please see the section captioned "Risk Factors" of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreement with RMR, our various agreements with HPT and our shareholders agreement with AIC and its six other shareholders are available as exhibits to our filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related persons, including HPT, RMR and businesses to which RMR or its affiliates provide management services.

Environmental and Climate Change Matters
Legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our fuel products, may require us to expend significant amounts and may otherwise negatively impact our business. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's, or EPA's, gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel, as well as new fuel efficiency standards for medium and heavy duty commercial trucks, has caused us to add certain services and provide certain products to our customers at a cost to us that we may be unable to pass through to our customers. Also, various private initiatives and government regulations to promote fuel efficiency that raise the cost of trucking as compared to other types of freight transport, may decrease the demand for our fuel products and negatively impact our business. For example, in August 2016 the EPA and the National Highway Traffic Safety Administration established final regulations that will phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty trucks beginning in model year 2021 (model year 2018 for certain trailers) through model year 2027, and these regulations are estimated to reduce fuel usage between 9% and 25% (depending on vehicle category) by model year 2027. We may not be able to completely offset the loss of business we may suffer as a result of increasing engine efficiency and other fuel conservation efforts.
There have been some indications that the Trump Administration may seek to reduce fuel efficiency standards for trucks and other motor vehicles. However, it is unclear whether and, if so, the extent to which, this will occur or what the impact on our industry, us or our business would be as a result of any such changes.
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
For further information about these and other environmental and climate change matters, and the related risks that may arise, see the disclosure under the heading "Environmental Contingencies" in Note 10 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report, filed with the SEC on February 28, 2017. Our exposure to market risks has not changed materially from those set forth in our Annual Report.

Item 4.  Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2017.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2017, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "ESTIMATE," "WILL," "MAY" AND NEGATIVES AND DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS THAT APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE STATEMENTS THAT:

•
OUR OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2017, REFLECT INCREASES IN FUEL AND NONFUEL REVENUES AND NONFUEL GROSS MARGIN OVER THE SAME PERIOD LAST YEAR, WHICH MAY IMPLY THAT OUR FUEL AND NONFUEL REVENUES AND NONFUEL GROSS MARGIN WILL CONTINUE TO IMPROVE. HOWEVER, INCREASES IN FUEL REVENUES FOR THE THREE MONTHS ENDED MARCH 31, 2017, ARE ATTRIBUTABLE TO NEWLY ACQUIRED SITES. FUEL PRICES, CUSTOMER DEMAND AND COMPETITIVE CONDITIONS, AMONG OTHER FACTORS, MAY SIGNIFICANTLY IMPACT OUR FUEL AND NONFUEL REVENUES AND THE COSTS OF OUR NONFUEL PRODUCTS MAY INCREASE IN THE FUTURE BECAUSE OF INFLATION OR OTHER REASONS. IF FUEL PRICES OR FUEL OR NONFUEL SALES VOLUMES DECLINE, IF WE ARE NOT ABLE TO PASS INCREASED NONFUEL COSTS TO OUR CUSTOMERS, OR IF OUR NONFUEL SALES MIX CHANGES IN A MANNER THAT NEGATIVELY IMPACTS OUR NONFUEL GROSS MARGIN, OUR FUEL AND NONFUEL REVENUES AND OUR NONFUEL GROSS MARGIN MAY DECLINE;

•
WE EXPECT THAT LOCATIONS WE ACQUIRE WILL PRODUCE STABILIZED FINANCIAL RESULTS AFTER A PERIOD OF TIME FOLLOWING ACQUISITION. THIS STATEMENT MAY IMPLY THAT THE EXPECTED STABILIZATION OF OUR ACQUIRED SITES WILL GENERATE INCREASED NET INCOME. HOWEVER, MANY OF THE LOCATIONS WE HAVE ACQUIRED OR MAY ACQUIRE PRODUCED OPERATING RESULTS THAT CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. ACCORDINGLY, OUR ACQUIRED SITES MAY NOT GENERATE INCREASED NET INCOME OR IT MAY TAKE LONGER THAN WE EXPECT FOR OUR NET INCOME TO INCREASE;

•
WE HAVE MADE ACQUISITIONS, HAVE AGREED TO MAKE AN ADDITIONAL ACQUISITION AND EXPECT THAT IN THE FUTURE WE MAY MAKE ACQUISITIONS AND DEVELOP NEW TRAVEL CENTERS ON LAND WE OWN. THESE STATEMENTS MAY IMPLY THAT OUR PENDING AND CONTEMPLATED ACQUISITIONS AND OTHER FUTURE ACQUISITIONS AND DEVELOPMENT PROJECTS WILL BE COMPLETED AND THAT THESE COMPLETED EVENTS WILL IMPROVE OUR FUTURE PROFITS. HOWEVER, OUR ACQUISITIONS ARE SUBJECT TO CLOSING CONDITIONS THAT MAY NOT BE MET AND AS A RESULT OUR PLANNED ACQUISITIONS MAY NOT BE COMPLETED OR MAY BE DELAYED OR THEIR TERMS MAY CHANGE. ALSO, THERE ARE MANY FACTORS THAT MAY RESULT IN OUR NOT BEING ABLE TO ACQUIRE, RENOVATE AND DEVELOP ADDITIONAL LOCATIONS THAT YIELD PROFITS, INCLUDING COMPETITION FOR SUCH ACQUISITIONS FROM OTHER BUYERS, OUR INABILITY TO NEGOTIATE ACCEPTABLE PURCHASE TERMS AND THE POSSIBILITY THAT WE MAY NEED TO USE OUR AVAILABLE FUNDS FOR OTHER PURPOSES. WE MAY DETERMINE TO DELAY OR NOT TO PROCEED WITH PENDING ACQUISITIONS OR DEVELOPMENT PROJECTS. MOREOVER, MANAGING AND INTEGRATING ACQUIRED AND DEVELOPED LOCATIONS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED AND INVOLVE RISKS OF FINANCIAL LOSSES. WE MAY NOT OPERATE OUR ACQUIRED OR DEVELOPED LOCATIONS AS PROFITABLY AS WE NOW EXPECT;

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

SALES OF IMPROVEMENTS TO HPT, IF ANY, MAY BE LESS THAN ANTICIPATED. CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO UNDERTAKE IN THE FUTURE (AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, DEMANDS OF OUR CUSTOMERS, OR FOR OTHER REASONS) MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED. SOME CAPITAL PROJECTS TAKE MORE TIME TO COMPLETE THAN ANTICIPATED. AS A RESULT OF MARKET CONDITIONS OR OTHER CONSIDERATIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND ANY SUCH DEFERRALS MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE. ALSO, WE MAY BE UNABLE TO ACCESS REASONABLY PRICED CAPITAL TO MAKE SUCH INVESTMENTS IN THE FUTURE;

•
WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200.0 MILLION SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORY THAT VARY IN AMOUNT FROM TIME TO TIME. ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200.0 MILLION. AT MARCH 31, 2017, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY WAS $112.0 MILLION, OF WHICH WE HAD USED $23.1 MILLION FOR OUTSTANDING LETTERS OF CREDIT. THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300.0 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION. HOWEVER, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE SIZE OF OUR CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY NEED OR WANT TO DO SO;

•
WE MAY FINANCE OR SELL UNENCUMBERED REAL ESTATE THAT WE OWN. HOWEVER, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE OR WHAT THE TERMS OF ANY SUCH SALE OR FINANCING WOULD BE; AND

•
WE ARE CURRENTLY ENGAGED IN LITIGATION AGAINST FLEETCOR AND ITS SUBSIDIARY COMDATA. THIS QUARTERLY REPORT STATES THAT WE BELIEVE FLEETCOR AND COMDATA HAVE WRONGFULLY ATTEMPTED TO TERMINATE OUR AGREEMENTS WITH COMDATA, INCLUDING THE AGREEMENT FOR COMDATA TO PROCESS PAYMENTS THAT WE ACCEPT USING COMDATA ISSUED FUEL CARDS FOR CONTRACTUALLY AGREED FEES UNTIL 2022. DESPITE OUR BELIEF IN THE MERITS OF OUR POSITIONS IN THIS LITIGATION, WE MAY NOT PREVAIL IN THIS PENDING LITIGATION AND WE MAY NOT SUCCEED IN RECOVERING THE INCREASED FEES OF APPROXIMATELY $1 MILLION PER MONTH THAT COMDATA UNILATERALLY BEGAN CHARGING US ON FEBRUARY 1, 2017, ANY STATUTORY PENALTIES OR OUR LITIGATION COSTS. MOREOVER, THESE INCREASED FEES MAY CONTINUE IN THE FUTURE OR MAY BE INCREASED FURTHER. IF WE DO NOT PREVAIL IN THIS LITIGATION, WE WILL NO LONGER HAVE A MERCHANT AGREEMENT WITH COMDATA AND, IF WE DO NOT THEN ENTER A NEW MERCHANT AGREEMENT WITH COMDATA, WE MAY LOSE A MATERIAL AMOUNT OF FUTURE BUSINESS FROM OUR CUSTOMERS WHO USE COMDATA ISSUED FUEL CARDS. EVEN IF WE PREVAIL IN THIS LITIGATION, WE MAY NEED TO REACH A NEW AGREEMENT WITH FLEETCOR AND COMDATA REGARDING FEES BEFORE OUR MERCHANT AGREEMENT EXPIRES ACCORDING TO ITS PRESENT TERMS ON JANUARY 2, 2022. MOREOVER, THE CONTINUATION OF THIS LITIGATION IS DISTRACTING TO OUR MANAGEMENT AND IT IS EXPENSIVE, AND THIS DISTRACTION AND EXPENSE MAY CONTINUE BEYOND THE CURRENTLY SCHEDULED TRIAL BECAUSE OF DELAYS, APPEALS OR OTHERWISE.

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

•
WE ARE ROUTINELY INVOLVED IN LITIGATION. DISCOVERY DURING LITIGATION AND COURT DECISIONS OFTEN HAVE UNANTICIPATED RESULTS. LITIGATION IS USUALLY EXPENSIVE AND CAN BE DISTRACTING TO MANAGEMENT. WE CANNOT BE SURE OF THE OUTCOME OF ANY OF THE LITIGATION MATTERS IN WHICH WE ARE OR MAY BECOME INVOLVED;

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

RESULTS THAT DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY ALSO BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT, INCLUDING UNDER "WARNING CONCERNING FORWARD LOOKING STATEMENTS" AND ELSEWHERE IN THIS QUARTERLY REPORT AND IN THE "RISK FACTORS" SECTION OF OUR ANNUAL REPORT.
YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Part II. Other Information

Item 1. Legal Proceedings
The disclosure in Note 10 to the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

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

Exhibit 3.2
Composite copy of Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC dated as of May 20, 2013, as amended to date (Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed on November 8, 2016)

Exhibit 3.3
Amended and Restated Bylaws of TravelCenters of America LLC, as amended and restated on September 7, 2016 (Incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 28, 2017)

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

Exhibit 4.6	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

Exhibit 4.7	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

Exhibit 4.8	Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

Exhibit 10.1	Development Property Agreement, dated May 3, 2017 between HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 4, 2017)

Exhibit 10.2
Seventh Amendment to Amended and Restated Lease Agreement No. 4, dated May 3, 2017, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 4, 2017)

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

Exhibit 101.1
The following materials from TravelCenters of America LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (filed herewith)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

		By:	/s/ Andrew J. Rebholz
Date:	May 9, 2017		Name:	Andrew J. Rebholz
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)