Form 10-K/A
period 2016-12-31
TRAVELCENTERS OF AMERICA LLC
filed 2017-05-17
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
(Amendment No. 1)
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
EXPLANATORY NOTE
TravelCenters of America, LLC, or TA, is filing this Amendment No. 1, or Amendment, to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the Securities Exchange Commission, or SEC, on February 28, 2017, or Original Filing, for the sole purpose of filing revised redacted versions of Exhibits 10.66 and 10.67 that reflect changes to TA's confidential treatment request with respect to certain portions of those exhibits. Accordingly, Exhibits 10.66 and 10.67 to this Amendment supersede and replace in their entirety Exhibits 10.66 and 10.67 to the Original Filing.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by TA's principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) are being filed as exhibits to this Amendment; however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.
Except as described above, no other changes have been made to the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing nor does it modify or update the disclosures contained in the Original Filing that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b)	Exhibits

3.1	Certificate of Formation of TravelCenters of America LLC (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on December 12, 2006, File No. 333-139272)

3.2
Composite copy of Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC dated as of May 20, 2013, as amended to date (Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed on November 8, 2016)

3.3
Amended and Restated Bylaws of TravelCenters of America LLC, as amended and restated on September 7, 2016 (Incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

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
Form of Share Award Agreement under the TravelCenters of America LLC 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

10.62		Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 16, 2012)

10.63		Summary of Director Compensation (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed on August 8, 2016)

10.64	†
WEX Merchant Acceptance Agreement, dated as of November 5, 2016, by and between WEX Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

10.65	†
Amendment # 1 to the WEX Merchant Acceptance Agreement, executed as of January 6, 2017,  by and between WEX Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

10.66	†	Comdata Merchant Agreement, effective as of December 15, 2010, by and between Comdata Network, Inc. (now Comdata Inc.) and TA Operating LLC (filed herewith)

10.67	†	Amended and Restated Amendment to Comdata Merchant Agreement, dated as of December 14, 2011, by and between Comdata Network, Inc. (now Comdata Inc.) and TA Operating LLC (filed herewith)

10.68
Definitive Master Class Settlement Agreement, executed as of March 3, 2014 (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 6, 2014)

10.69
Retirement Agreement, dated as of February 27, 2017, by and among TravelCenters of America LLC and Michael J. Lombardi (Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

12.1
Statement of Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12.1 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

21.1		Subsidiaries of TravelCenters of America LLC (Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

23.1		Consent of RSM US LLP (Incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

23.2		Consent of RSM US LLP (Incorporated by reference to Exhibit 23.2 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

31.1
Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (Incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

31.2
Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (Incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

31.3		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.4		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1
Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (Incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

99.1
Property Management Agreement, dated as of July 21, 2011, by and between The RMR Group LLC and TA Operating LLC (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 7, 2011)

99.2
Amendment to Property Management Agreement, dated as of August 1, 2016, between The RMR Group LLC and TA Operating LLC (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed on November 8, 2016)

99.3
Amended and Restated Reimbursement Agreement, dated as of May 1, 2012, by and among The RMR Group LLC, TravelCenters of America LLC and Five Star Quality Care, Inc. (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 7, 2012)

99.4	Financial Statements of Petro Travel Plaza Holdings LLC (Incorporated by reference to Exhibit 99.4 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

101.1
The following materials from TravelCenters of America LLC's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (Incorporated by reference to Exhibit 101.1 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

* Management contract or compensatory plan or arrangement.
† Confidential treatment has been requested as to certain portions of this Exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

Date:	May 17, 2017	By:	/s/ Andrew J. Rebholz
			Name:	Andrew J. Rebholz
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)