Form 10-Q
period 2017-06-30
TRAVELCENTERS OF AMERICA LLC
filed 2017-08-08
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2017

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

Number of Common Shares outstanding at August 7, 2017: 39,556,062 common shares.

As used herein the terms "we," "us," "our" and "TA" include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC
Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$76,625	$61,312
Accounts receivable (less allowance for doubtful accounts of $733 and $744 as of June 30, 2017 and December 31, 2016, respectively)	115,417	107,246
Inventory	197,131	204,145
Other current assets	26,292	29,358
Total current assets	415,465	402,061

Property and equipment, net	1,023,032	1,082,022
Goodwill	89,698	88,542
Other intangible assets, net	35,510	37,738
Other noncurrent assets	60,988	49,478
Total assets	$1,624,693	$1,659,841

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$154,010	$157,964
Current HPT Leases liabilities	40,432	39,720
Other current liabilities	148,515	132,648
Total current liabilities	342,957	330,332

Long term debt, net	319,183	318,739
Noncurrent HPT Leases liabilities	375,792	381,854
Other noncurrent liabilities	63,447	75,837
Total liabilities	1,101,379	1,106,762

Shareholders' equity:
Common shares, no par value, 41,369 shares authorized as of June 30, 2017 and December 31, 2016, and 39,556 and 39,523 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	688,774	686,348
Accumulated other comprehensive income	270	11
Accumulated deficit	(167,115)	(134,678)
Total TA shareholders' equity	521,929	551,681
Noncontrolling interests	1,385	1,398
Total shareholders' equity	523,314	553,079
Total liabilities and shareholders' equity	$1,624,693	$1,659,841
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2017	2016
Revenues:
Fuel	$990,265	$931,211
Nonfuel	504,096	494,467
Rent and royalties from franchisees	4,307	4,330
Total revenues	1,498,668	1,430,008

Cost of goods sold (excluding depreciation):
Fuel	884,455	829,218
Nonfuel	223,967	222,292
Total cost of goods sold	1,108,422	1,051,510

Operating expenses:
Site level operating	252,946	244,120
Selling, general and administrative	37,877	36,009
Real estate rent	69,144	64,736
Depreciation and amortization	28,649	21,322
Total operating expenses	388,616	366,187

Income from operations	1,630	12,311

Acquisition costs	63	1,092
Interest expense, net	7,838	6,740
Income from equity investees	925	1,091
(Loss) income before income taxes	(5,346)	5,570
Benefit (provision) for income taxes	2,380	(1,985)
Net (loss) income	(2,966)	3,585
Less: net income for noncontrolling interests	47	64
Net (loss) income attributable to common shareholders	$(3,013)	$3,521

Other comprehensive income, net of tax:
Foreign currency income, net of taxes of $48 and $11, respectively	$53	$17
Equity interest in investee's unrealized gain on investments	58	43
Other comprehensive income attributable to common shareholders	111	60

Comprehensive (loss) income attributable to common shareholders	$(2,902)	$3,581

Net (loss) income per common share attributable to common shareholders:
Basic and diluted	$(0.08)	$0.09
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2017	2016
Revenues:
Fuel	$1,925,561	$1,640,739
Nonfuel	955,470	930,485
Rent and royalties from franchisees	8,403	8,606
Total revenues	2,889,434	2,579,830

Cost of goods sold (excluding depreciation):
Fuel	1,734,166	1,447,045
Nonfuel	419,966	413,995
Total cost of goods sold	2,154,132	1,861,040

Operating expenses:
Site level operating	498,861	478,170
Selling, general and administrative	78,689	66,975
Real estate rent	137,143	128,265
Depreciation and amortization	60,449	41,847
Total operating expenses	775,142	715,257

(Loss) income from operations	(39,840)	3,533

Acquisition costs	203	2,061
Interest expense, net	15,222	13,561
Income from equity investees	1,203	2,038
Loss before income taxes	(54,062)	(10,051)
Benefit for income taxes	21,695	3,692
Net loss	(32,367)	(6,359)
Less: net income for noncontrolling interests	70	64
Net loss attributable to common shareholders	$(32,437)	$(6,423)

Other comprehensive income, net of tax:
Foreign currency income, net of taxes of $66 and $132, respectively	$79	$211
Equity interest in investee's unrealized gain on investments	180	95
Other comprehensive income attributable to common shareholders	259	306

Comprehensive loss attributable to common shareholders	$(32,178)	$(6,117)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.82)	$(0.17)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(32,367)	$(6,359)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash rent expense	(7,153)	(6,768)
Depreciation and amortization expense	60,449	41,847
Deferred income taxes	(23,244)	(2,627)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(8,177)	(33,270)
Inventory	7,111	(4,833)
Other assets	3,098	6,598
Accounts payable and other liabilities	13,427	60,728
Other, net	1,992	980
Net cash provided by operating activities	15,136	56,296

Cash flows from investing activities:
Proceeds from asset sales	76,048	120,961
Capital expenditures	(68,346)	(143,374)
Acquisitions of businesses, net of cash acquired	(6,110)	(72,001)
Other	(3,000)	—
Net cash used in investing activities	(1,408)	(94,414)

Cash flows from financing activities:
Proceeds from sale leaseback transactions with HPT	1,957	148
Sale leaseback financing obligation payments	(358)	(280)
Other, net	(121)	(74)
Net cash provided by (used in) financing activities	1,478	(206)

Effect of exchange rate changes on cash	107	36
Net increase (decrease) in cash and cash equivalents	15,313	(38,288)
Cash and cash equivalents at the beginning of the period	61,312	172,087
Cash and cash equivalents at the end of the period	$76,625	$133,799

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$14,583	$13,533
Income taxes paid (refunded)	565	(231)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

1.	Business Description and Basis of Presentation
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company. As of June 30, 2017, we operated and franchised 539 travel centers, standalone convenience stores, and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business on the basis of two separately reportable segments, travel centers and convenience stores. See Note 12 for more information about our reportable segments. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of June 30, 2017, our business included 256 travel centers in 43 states in the U.S., primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 178 locations operated under the "TravelCenters of America" and "TA" brand names, or the TA brand, and 78 locations operated under the "Petro Stopping Centers" and "Petro" brand names, or the Petro brand. Of our 256 travel centers at June 30, 2017, we owned 29, we leased 200, we operated two for a joint venture in which we own a noncontrolling interest and 25 were owned or leased from others by our franchisees. We operated 227 of our travel centers and franchisees operated 29 travel centers, including four we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, and various customer amenities. We report this portion of our business as our travel center segment.
As of June 30, 2017, our business included 233 convenience stores in 11 states in the U.S. We operate our convenience stores under the "Minit Mart" brand name, or the Minit Mart brand. Of these 233 convenience stores at June 30, 2017, we owned 198, we leased 32 and we operated three for a joint venture in which we own a noncontrolling interest. Our convenience stores offer gasoline as well as a variety of nonfuel products and services, including coffee, groceries, some fresh foods, and, in many stores, a QSR and/or car wash. We report this portion of our business as our convenience store segment.
As of June 30, 2017, our business included 50 standalone restaurants in 14 states in the U.S. operated primarily under the "Quaker Steak & Lube" brand name, or the QSL brand. Of our 50 standalone restaurants at June 30, 2017, we owned seven, we leased nine, we operated one for a joint venture in which we own a noncontrolling interest and 33 were owned or leased from others by our franchisees. We report this portion of our business within corporate and other in our segment information.
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
Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 1 input), the aggregate fair value of our Senior Notes on June 30, 2017, was $313,820.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which establishes a comprehensive revenue recognition standard under GAAP for almost all industries. This new standard will apply for annual periods beginning after December 15, 2017, including interim periods therein. To address implementation of ASU 2014-09 and evaluate its impact on our consolidated financial statements, we have developed a project plan in which we are utilizing a bottom up approach to evaluate our revenue streams and related internal controls. Since much of our revenue is initiated at the point of sale, we do not believe the implementation of this standard will have a material impact on our consolidated financial statements. We expect to complete our assessment, including selecting a transition method for adoption of this standard, during 2017.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, which establishes a comprehensive lease standard under GAAP for virtually all industries. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability on the consolidated balance sheet for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The new standard will apply for annual periods beginning after December 15, 2018, including interim periods therein, and requires modified retrospective application. Early adoption is permitted. We are in the process of evaluating the effects the adoption of this update may have on our consolidated financial statements. We believe the adoption of this update will have a material impact on our consolidated balance sheets due to the recognition of the lease rights and obligations as assets and liabilities. While the adoption of this standard will have no effect on the cash we pay under our lease agreements, we expect amounts within our statements of operations and comprehensive (loss) income will change materially.

2.	Earnings Per Share
The following table presents a reconciliation of net (loss) income attributable to common shareholders to net (loss) income available to common shareholders and the related earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income attributable to common shareholders, as reported	$(3,013)	$3,521	$(32,437)	$(6,423)
Less: net (loss) income attributable to participating securities	(159)	174	(1,717)	(315)
Net (loss) income available to common shareholders	$(2,854)	$3,347	$(30,720)	$(6,108)

Weighted average common shares(1)	37,450	36,921	37,438	36,907

Basic and diluted net (loss) income per common share	$(0.08)	$0.09	$(0.82)	$(0.17)

(1)
Excludes unvested shares awarded under our share award plan, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shares. The weighted average number of unvested shares outstanding for the three months ended June 30, 2017 and 2016, was 2,090 and 1,903, respectively. The weighted average number of unvested shares outstanding for the six months ended June 30, 2017 and 2016, was 2,092 and 1,905, respectively.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

3.	Acquisitions
During the six months ended June 30, 2017, we acquired six standalone restaurants from one of our franchisees for an aggregate purchase price of $6,110, and accounted for this transaction as a business combination, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their respective fair values as of the date of acquisition. We have included the results of this acquired business in our consolidated financial statements from the date of acquisition. The pro forma impact of this acquisition, including the results of operations of the acquired standalone restaurants from the beginning of the periods presented, is not material to our consolidated financial statements.
Since June 30, 2017, we completed the acquisition of a travel center from one of our franchisees for a purchase price of $13,050, excluding acquisition costs and working capital adjustments.
Acquisition costs, such as legal fees, due diligence costs and closing costs, are not included as a component of consideration transferred in business combinations but instead are expensed as incurred.

4.	Goodwill
Goodwill consisted of the following:

	June 30, 2017	December 31, 2016
Travel center segment	$17,252	$17,252
Convenience store segment	69,400	69,400
Corporate and other	3,046	1,890
Total goodwill	$89,698	$88,542
During the six months ended June 30, 2017, goodwill increased by $1,156 in connection with the acquisition of six standalone restaurants. See Note 3 for more information about our acquisitions.

5.	Income Taxes
We historically have calculated the provision for income taxes during interim reporting periods by applying an estimated annual effective tax rate for the full fiscal year to net income (loss) before income taxes for the reporting period. Since we determined that relatively small changes in estimated annual income (loss) before income taxes could result in significant changes in the estimated annual effective tax rate, we have calculated our income tax provision (benefit) using a discrete rate based on the actual loss before income taxes for the six months ended June 30, 2017.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

6.	Equity Investments
Our investments in equity affiliates, which are presented in our consolidated balance sheets in other noncurrent assets, and our proportional share of our investees' net income (loss) recognized in our consolidated statements of operations and comprehensive (loss) income were as follows:

	PTP	Other(1)	Total
Investment balance:
As of June 30, 2017	$23,358	$23,779	$47,137
As of December 31, 2016	21,657	24,097	45,754

Income (loss) from equity investments:
Three months ended June 30, 2017	$1,154	$(229)	$925
Three months ended June 30, 2016	1,074	17	1,091
Six months ended June 30, 2017	1,701	(498)	1,203
Six months ended June 30, 2016	1,944	94	2,038

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
The following table sets forth summarized financial information of PTP. PTP's operating results are not consolidated with ours as we account for our PTP investment under the equity method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$30,991	$29,168	$57,232	$52,972
Cost of goods sold (excluding depreciation)	21,780	20,952	40,915	37,328
Operating income	3,138	3,082	4,747	5,489
Net income and comprehensive income	3,021	2,838	4,523	5,129

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

7.	HPT Leases
As of June 30, 2017, we leased from Hospitality Properties Trust, or HPT, a total of 199 properties under five leases, four of which we refer to as the TA Leases and one of which we refer to as the Petro Lease, and which collectively we refer to as the HPT Leases. We recognized rent expense under the HPT Leases of $65,908 and $61,684 for the three months ended June 30, 2017 and 2016, respectively, and $130,859 and $122,513 for the six months ended June 30, 2017 and 2016, respectively.
Our minimum annual rent as of June 30, 2017, was $278,626. In addition to the payment of minimum annual rent, the HPT Leases provide for payment to HPT of percentage rent based on increases in total nonfuel revenues over base year levels. The total amount of percentage rent that we incurred was $346 and $283 for the three months ended June 30, 2017 and 2016, respectively, and $1,001 and $529 for the six months ended June 30, 2017 and 2016, respectively. HPT waived $61 and $372, respectively, of percentage rent under the Petro Lease for the three and six months ended June 30, 2016; as of June 30, 2016, HPT had cumulatively waived all of the $2,500 of percentage rent it previously agreed to waive and no further waivers are contractually required.
During the six months ended June 30, 2017 and 2016, we sold to HPT $50,403 and $55,059, respectively, of improvements we previously made to properties leased from HPT. As a result, pursuant to the terms of our HPT Leases, our minimum annual rent payable to HPT increased by $4,284 and $4,680, respectively. At June 30, 2017, our property and equipment balance included $21,016 of improvements of the type that we typically request that HPT purchase for an increase in minimum annual rent; however, HPT is not obligated to purchase these improvements.
The following table summarizes the various amounts related to the HPT Leases that are included in our consolidated balance sheets.

	June 30, 2017	December 31, 2016
Current HPT Leases liabilities:
Accrued rent	$23,402	$22,868
Sale leaseback financing obligation	673	484
Straight line rent accrual	2,458	2,458
Deferred gain	10,129	10,140
Deferred tenant improvements allowance	3,770	3,770
Total current HPT Leases liabilities	$40,432	$39,720

Noncurrent HPT Leases liabilities:
Deferred rent obligation	$150,000	$150,000
Sale leaseback financing obligation	22,627	21,165
Straight line rent accrual	47,346	47,771
Deferred gain	116,117	121,331
Deferred tenant improvements allowance	39,702	41,587
Total noncurrent HPT Leases liabilities	$375,792	$381,854
On May 3, 2017, pursuant to the terms of our June 2015 transaction agreement with HPT, as amended, we sold to, and leased back from, HPT the fourth and final development property that is subject to that agreement. We received proceeds of $27,602, this property was added to the HPT Leases and our minimum annual rent under the HPT Leases increased by $2,346 as a result.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

8.	Business and Property Management Agreements with RMR
The RMR Group LLC, or RMR, provides us certain services that we require to operate our business. We have a business management agreement with RMR, which relates to various aspects of our business generally. In addition, for the periods presented and until July 31, 2017, we also had a property management agreement with RMR, which related to building management services for our headquarters building. Pursuant to our business management agreement and property management agreement with RMR, we incurred aggregate fees of $3,541 and $3,580 for the three months ended June 30, 2017 and 2016, respectively, and $6,865 and $6,813 for the six months ended June 30, 2017 and 2016, respectively. In addition, we incurred internal audit costs of $68 and $67 for the three months ended June 30, 2017 and 2016, respectively, and $135 and $134 for the six months ended June 30, 2017 and 2016, respectively, for which we reimburse RMR pursuant to our business management agreement. These fees and costs are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive (loss) income. For more information about our relationships with RMR please refer to Notes 11 and 12 in our Annual Report.

9.	Related Party Transactions
We have relationships and historical and continuing transactions with HPT, RMR, AIC and others related to them.
Relationship with HPT
We are HPT's largest tenant and HPT is our principal landlord and largest shareholder. As of June 30, 2017, HPT owned 3,420 of our common shares, representing approximately 8.6% of our outstanding common shares.
As of June 30, 2017, we leased from HPT a total of 199 properties under the HPT Leases. RMR provides management services to both us and HPT. See Note 7 for more information about our lease agreements and transactions with HPT.
Relationship with RMR
See Note 8 for information regarding our management agreements with RMR.
Relationship with AIC
We, HPT and five other companies to which RMR provides management services each currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We currently expect to pay aggregate annual premiums, including taxes and fees, of approximately $1,672 in connection with this insurance program for the policy year ending June 30, 2018, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of June 30, 2017 and December 31, 2016, our investment in AIC had a carrying value of $7,799 and $7,116, respectively. These amounts are included in other noncurrent assets on our consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as income from equity investees in our consolidated statements of operations and comprehensive (loss) income. Our other comprehensive income includes our proportionate share of unrealized gains on securities owned and held for sale by AIC.
For further information about these and certain other related party relationships and transactions, please refer to our Annual Report.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

10.	Contingencies
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
From time to time we have received, and in the future likely will receive, notices of alleged violations of environmental laws or otherwise have become or will become aware of the need to undertake corrective actions to comply with environmental laws at our locations. Investigatory and remedial actions were, and regularly are, undertaken with respect to releases of hazardous substances at our locations. In some cases we have received, and may receive in the future, contributions to partially offset our environmental costs from insurers, from state funds established for environmental clean up associated with the sale of petroleum products or from indemnitors who agreed to fund certain environmental related costs at locations purchased from those indemnitors. To the extent we incur material amounts for environmental matters for which we do not receive or expect to receive insurance or other third party reimbursement and for which we have not previously recorded a liability, our operating results may be materially adversely affected. In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed.
At June 30, 2017, we had a gross accrued liability of $3,652 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $805, resulting in an estimated net amount of $2,847 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
In February 2014, we reached an agreement with the California State Water Resources Control Board, or the State Water Board, to settle certain claims the State Water Board had filed against us in California Superior Court, or the Superior Court, in 2010 relating to alleged violations of underground storage tank laws and regulations for a cash payment of $1,800; suspended penalties of $1,000 that would become payable by us in the future if, prior to March 2019, we fail to comply with specified underground storage tank laws and regulations; and our agreement to invest, prior to March 2018, up to $2,000 of verified costs to develop and implement a comprehensive compliance program for the underground storage tank systems at all of our California facilities that is above and beyond minimum requirements of California law (which costs have since been incurred and were verified as of February 2017). The settlement, which was approved by the Superior Court on February 20, 2014, also included injunctive relief provisions requiring that we comply with certain California environmental laws and regulations applicable to underground storage tank systems. In October 2015, the State Water Board issued a notice of alleged suspended penalty conduct claiming that we are liable for the full amount of the $1,000 in suspended penalties as a result of five alleged violations of underground storage tank regulations and requesting further information concerning the alleged violations. In November 2015, we filed our response to the State Water Board's notice and we have since met with the State Water Board to attempt to respond to these matters without a court hearing. We believe we have meritorious defenses to these alleged violations, but cannot predict whether any penalties relating to these matters will be assessed by the Superior Court, which has retained jurisdiction over such matters. The State Water Board also has retained the right to file a separate action relating to these violations, but to date has not done so. As of June 30, 2017, our balance sheet included a liability of $1,000 with respect to these matters concerning the State Water Board and we believe, though we can provide no assurance, that any additional amount of loss we may realize above that accrued, if any, upon the ultimate resolution of this matter will not be material to us.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
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
On November 30, 2016, we filed a complaint, or the Complaint, captioned TA Operating LLC v. Comdata, Inc. and FleetCor Technologies, Inc., C.A. No. 12954-CB (Del. Ch.), in the Court of Chancery of the State of Delaware, or the Court, against FleetCor Technologies, Inc., or FleetCor, and its subsidiary Comdata Inc., or Comdata, with respect to a notice of termination we received from Comdata on November 3, 2016. Based upon Comdata's assertion that we had breached an agreement under which we agreed to install radio frequency identification, or RFID, technology at our travel centers, or the RFID Agreement, the notice purported to terminate a different agreement between us and Comdata under which we agreed to accept Comdata issued fuel cards through January 2, 2022, for certain purchases by our customers in exchange for fees payable by us to Comdata, or the Merchant Agreement. In the Complaint, we seek, among other things, (a) a declaration that we are not in default under our Merchant Agreement; (b) a judgment that Comdata has breached its contractual duties to us; (c) a judgment that Comdata breached its implied covenant of good faith and fair dealing to us; (d) a judgment that Comdata has and is willfully and knowingly engaged in unfair, abusive and deceptive business practices in the course of its business dealings with us in violation of Tennessee law; (e) an order for specific performance by Comdata of its obligations to us under our Merchant Agreement; (f) injunctive relief; (g) an order holding FleetCor jointly and severally liable and subject to all remedies we may be granted; and (h) damages, including statutory treble damages, attorneys' fees and costs, and further relief as the Court deems appropriate.
At a hearing held on December 14, 2016, the Court denied our request for preliminary injunctive relief subject to Comdata's agreement to continue providing services under the Merchant Agreement pending a final ruling from the Court. On December 21, 2016, Comdata filed a counterclaim alleging that we defaulted under the RFID Agreement and that this alleged default allows Comdata to terminate both the RFID Agreement and the Merchant Agreement. In addition, beginning February 1, 2017, Comdata unilaterally began to withhold increased fees from the transaction settlement payments due to us. During the three and six months ended June 30, 2017, the difference between the withheld fees and the fees payable under the Merchant Agreement totaled $2,798 and $4,611, respectively. We estimate that these fees, which are included in site level operating expenses in our statements of operations and comprehensive (loss) income, will average approximately $900 per month in excess of the fees payable by us to Comdata under the terms of our Merchant Agreement. On December 27, 2016, we filed a motion for partial judgment on the pleadings, which the Court denied at a hearing held on February 27, 2017, finding that the requested relief depended upon disputed facts to be determined at trial. A trial was held during the week of April 3, 2017. Post-trial briefing concluded on May 22, 2017, and post-trial argument was held on June 16, 2017; however, the specific timing of a ruling from the Court is uncertain. We believe that Comdata has wrongfully terminated the Merchant Agreement as a result of an alleged default under the RFID Agreement; and, in any event, we do not believe that we are in default of either the Merchant Agreement or the RFID Agreement. We believe that the claims against us are without merit. During the three and six months ended June 30, 2017, we recognized litigation expenses related to this matter of $2,527 and $8,899, respectively, which are included in selling, general and administrative expenses in our statements of operations and comprehensive (loss) income.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

11.	Inventory
Inventory consisted of the following:

	June 30, 2017	December 31, 2016
Nonfuel products	$163,526	$167,813
Fuel products	33,605	36,332
Total inventory	$197,131	$204,145

12.	Segment Information
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

	Three Months Ended June 30, 2017
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$848,289	$122,287	$19,689	$990,265
Nonfuel	421,741	71,884	10,471	504,096
Rent and royalties from franchisees	3,189	54	1,064	4,307
Total revenues	1,273,219	194,225	31,224	1,498,668

Site level gross margin in excess of site level operating expenses	$122,942	$11,707	$2,651	$137,300

Corporate operating expenses:
Selling, general and administrative			$37,877	$37,877
Real estate rent			69,144	69,144
Depreciation and amortization			28,649	28,649
Income from operations				1,630

Acquisition costs			63	63
Interest expense, net			7,838	7,838
Income from equity investees			925	925
Loss before income taxes				(5,346)
Benefit for income taxes			2,380	2,380
Net loss				(2,966)
Less: net income for noncontrolling interests				47
Net loss attributable to common shareholders				$(3,013)

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30, 2016
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$792,016	$119,193	$20,002	$931,211
Nonfuel	417,168	69,673	7,626	494,467
Rent and royalties from franchisees	3,176	57	1,097	4,330
Total revenues	1,212,360	188,923	28,725	1,430,008

Site level gross margin in excess of site level operating expenses	$120,667	$10,568	$3,143	$134,378

Corporate operating expenses:
Selling, general and administrative			$36,009	$36,009
Real estate rent			64,736	64,736
Depreciation and amortization			21,322	21,322
Income from operations				12,311

Acquisition costs			1,092	1,092
Interest expense, net			6,740	6,740
Income from equity investees			1,091	1,091
Income before income taxes				5,570
Provision for income taxes			(1,985)	(1,985)
Net income				3,585
Less: net income for noncontrolling interests				64
Net income attributable to common shareholders				$3,521

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

	Six Months Ended June 30, 2017
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$1,662,430	$225,993	$37,138	$1,925,561
Nonfuel	803,153	132,586	19,731	955,470
Rent and royalties from franchisees	6,218	108	2,077	8,403
Total revenues	2,471,801	358,687	58,946	2,889,434

Site level gross margin in excess of site level operating expenses	$214,505	$17,070	$4,866	$236,441

Corporate operating expenses:
Selling, general and administrative			$78,689	$78,689
Real estate rent			137,143	137,143
Depreciation and amortization			60,449	60,449
Loss from operations				(39,840)

Acquisition costs			203	203
Interest expense, net			15,222	15,222
Income from equity investees			1,203	1,203
Loss before income taxes				(54,062)
Benefit for income taxes			21,695	21,695
Net loss				(32,367)
Less: net income for noncontrolling interests				70
Net loss attributable to common shareholders				$(32,437)

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

	Six Months Ended June 30, 2016
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$1,414,596	$191,824	$34,319	$1,640,739
Nonfuel	798,351	123,796	8,338	930,485
Rent and royalties from franchisees	7,318	191	1,097	8,606
Total revenues	2,220,265	315,811	43,754	2,579,830

Site level gross margin in excess of site level operating expenses	$221,698	$14,939	$3,983	$240,620

Corporate operating expenses:
Selling, general and administrative			$66,975	$66,975
Real estate rent			128,265	128,265
Depreciation and amortization			41,847	41,847
Income from operations				3,533

Acquisition costs			2,061	2,061
Interest expense, net			13,561	13,561
Income from equity investees			2,038	2,038
Loss before income taxes				(10,051)
Benefit for income taxes			3,692	3,692
Net loss				(6,359)
Less: net income for noncontrolling interests				64
Net loss attributable to common shareholders				$(6,423)

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

Company Overview
As of June 30, 2017, we operated and franchised 256 travel centers, 233 standalone convenience stores and 50 standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees. See Note 1 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our travel center, convenience store and standalone restaurant locations.
We manage our business on the basis of two separately reportable segments, travel centers and convenience stores. See Note 12 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our reportable segments.

Executive Summary
Our revenues and income are subject to material changes as a result of market prices and the availability of diesel fuel and gasoline. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in demand that are often the result of changes in the macroeconomic environment. Also, concerted efforts by major oil producing countries and cartels to influence oil supply may impact prices.
Over the past few years there have been significant changes in the cost of fuel. Fuel prices generally trended downward during the three and six months ended June 30, 2017, ending at a lower price than at the start of those periods. Despite this downward trend during the 2017 periods, the average fuel prices during the three and six months ended June 30, 2017, were 5.1% and 24.0%, respectively, above the average fuel prices during the three and six months ended June 30, 2016. Some current economic forecasts reflect moderate price increases for fuel and an expectation of economic growth and inflation in the U.S. and elsewhere, which may impact demand for fuel and fuel prices. As noted above, various factors and events can cause fuel prices to change, sometimes suddenly and sharply.
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

We believe that demand for diesel fuel by trucking companies for any given level of trucking activity will continue to decline over time because of technological innovations that permit, and regulations that encourage or require, improved fuel efficiency of motor vehicle engines, and other fuel conservation practices. We believe these factors, combined with lower levels of trucking freight activity and competitor pricing pressures, particularly during the three months ended March 31, 2017, were contributors to decreases in the level of fuel sales volumes we realized on a same site basis for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016. Although fuel sales volume declined on a same site basis, the decrease was partially offset by an increase at acquired locations and development properties opened in 2016 and 2017.
Our fuel gross margin and fuel gross margin per gallon were higher in the three months ended June 30, 2017, than in the three months ended June 30, 2016, primarily due to changes in fuel commodity prices during the second quarter 2017 and the impact of our pricing and purchasing strategies. On a per gallon basis, our fuel gross margin was higher in the six months ended June 30, 2017, than in the six months ended June 30, 2016, primarily due to changes in fuel commodity prices during the second quarter 2017 and the impact of our pricing and purchasing strategies, partially offset by the loss of the benefit of a federal biodiesel fuel tax credit program which lapsed on December 31, 2016, but the decline in fuel sales volume resulted in our fuel gross margin being lower in the six months ended June 30, 2017, than in the six months ended June 30, 2016.
The net loss attributable to common shareholders for the three months ended June 30, 2017, was $3,013, as compared to net income attributable to common shareholders of $3,521 for the three months ended June 30, 2016. The change in net (loss) income attributable to common shareholders was primarily due to $5,325 of litigation costs and what we believe to be excess transaction fees we incurred related to our dispute with FleetCor Technologies, Inc. and its subsidiary Comdata Inc., or FleetCor/Comdata, and increased real estate rent and depreciation and amortization expense.
The net loss attributable to common shareholders for the six months ended June 30, 2017, was $32,437, as compared to $6,423 for the six months ended June 30, 2016. The change in net loss attributable to common shareholders was primarily due to $13,510 of litigation costs and what we believe to be excess transaction fees related to our dispute with FleetCor/Comdata and $5,217 relating to our decision to abandon certain assets in the first quarter 2017. The change is also due to a decrease in fuel gross margin due to the impact of lower demand and reactive pricing strategies to competitive fuel pricing in the first quarter 2017.
As described under the heading "Legal Proceedings" in Note 10 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report, FleetCor/Comdata has purported to terminate its merchant agreement with us and, beginning February 1, 2017, unilaterally increased the fees it withholds from the transaction settlement payments due to us. We believe that FleetCor/Comdata has wrongfully attempted to terminate our agreement and raise the fees we pay FleetCor/Comdata, and we are pursuing litigation against FleetCor/Comdata. However, if we do not prevail in our pending litigation against FleetCor/Comdata, we may not be able to recover the excess fees FleetCor/Comdata charges us through higher prices to customers, and our operating expenses may continue at higher than historical levels.

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

Acquired and Developed Sites
Since the beginning of 2011, when we began our growth and acquisition program, to June 30, 2017, we have invested $895,324 to develop, purchase and improve travel centers, convenience stores and standalone restaurants. For the 12 months ended June 30, 2017, these investments produced site level gross margin in excess of site level operating expenses of $103,499, which, on a sequential basis, was $1,043, or 1.0%, more than the site level gross margin in excess of site level operating expenses for the 12 months ended March 31, 2017.
We believe that our investments require a period after they are developed or acquired and upgrades are completed to reach expected stabilized financial results, generally three years for travel centers and one year for convenience stores.
We acquired 37 travel centers during the 2011 to June 30, 2017, period. Of these stores, 36 are included in the "Travel Centers Segment Same Site Operating Data" for the six months ended June 30, 2017 and 2016. As of June 30, 2017, we have invested $313,368 (including the cost of improvements) in these 36 locations, and these locations generated $53,214 of site level gross margin in excess of site level operating expenses during the 12 months ended June 30, 2017. We also developed four travel centers for a total investment of $95,948, and these locations generated $4,890 of site level gross margin in excess of site level operating expenses during the 12 months ended June 30, 2017; we operated these locations on average for less than a full year as of June 30, 2017 (one opened in each of January, March and May 2016 and March 2017).
We acquired 228 convenience stores during the 2013 to June 30, 2017, period. Of these stores, 199 are included in the "Convenience Store Segment Same Site Operating Data" for the six months ended June 30, 2017 and 2016. As of June 30, 2017, we have invested $394,350 (including the cost of improvements) in these 199 locations, and these locations generated $33,530 of site level gross margin in excess of site level operating expenses during the 12 months ended June 30, 2017. The remaining 29 locations were acquired by us in 2016 for a total investment of $48,996 (including the cost of improvements), and these convenience stores generated $3,207 of site level gross margin in excess of site level operating expenses during the 12 months ended June 30, 2017. Some of the 29 convenience stores we acquired during 2016 were fully or partially out of service while being renovated during the 12 months ended June 30, 2017.
We acquired one standalone restaurant during 2015 and 48 during 2016 (38 of which were operated by franchisees), and in 2017 acquired six of those 48 from one of our franchisees. As of June 30, 2017, we have invested $41,976 (including the cost of improvements) in these 49 locations, and these locations generated $8,692 of site level gross margin in excess of site level operating expenses during the 12 months ended June 30, 2017.
Since June 30, 2017, we completed the acquisition of a travel center from one of our franchisees for a purchase price of $13,050.

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

Results of Operations
Consolidated Financial Results
The following table presents changes in our operating results for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Revenues:
Fuel	$990,265	$931,211	6.3%	$1,925,561	$1,640,739	17.4%
Nonfuel	504,096	494,467	1.9%	955,470	930,485	2.7%
Rent and royalties from franchisees	4,307	4,330	(0.5)%	8,403	8,606	(2.4)%
Total revenues	1,498,668	1,430,008	4.8%	2,889,434	2,579,830	12.0%

Gross margin:
Fuel	105,810	101,993	3.7%	191,395	193,694	(1.2)%
Nonfuel	280,129	272,175	2.9%	535,504	516,490	3.7%
Rent and royalties from franchisees	4,307	4,330	(0.5)%	8,403	8,606	(2.4)%
Total gross margin	390,246	378,498	3.1%	735,302	718,790	2.3%

Operating expenses:
Site level operating	252,946	244,120	3.6%	498,861	478,170	4.3%
Selling, general and administrative	37,877	36,009	5.2%	78,689	66,975	17.5%
Real estate rent	69,144	64,736	6.8%	137,143	128,265	6.9%
Depreciation and amortization	28,649	21,322	34.4%	60,449	41,847	44.5%
Total operating expenses	388,616	366,187	6.1%	775,142	715,257	8.4%

Income (loss) from operations	1,630	12,311	(86.8)%	(39,840)	3,533	NM

Acquisition costs	63	1,092	(94.2)%	203	2,061	(90.2)%
Interest expense, net	7,838	6,740	16.3%	15,222	13,561	12.2%
Income from equity investees	925	1,091	(15.2)%	1,203	2,038	(41.0)%
(Loss) income before income taxes	(5,346)	5,570	(196.0)%	(54,062)	(10,051)	437.9%
Benefit (provision) for income taxes	2,380	(1,985)	(219.9)%	21,695	3,692	487.6%
Net (loss) income	(2,966)	3,585	(182.7)%	(32,367)	(6,359)	409.0%
Less: net income for noncontrolling interests	47	64	(26.6)%	70	64	9.4%
Net (loss) income attributable to common shareholders	$(3,013)	$3,521	(185.6)%	$(32,437)	$(6,423)	405.0%

Three months ended June 30, 2017, as compared to the three months ended June 30, 2016

Revenues. Fuel revenues for the three months ended June 30, 2017, increased from the three months ended June 30, 2016, by $59,054, or 6.3%. The tables below show the changes in fuel sales volumes and revenues by segment. Corporate and other fuel gallons sold and fuel revenues represent wholesale sales to the locations we operate that are owned by an unconsolidated joint venture in which we own a noncontrolling interest and to other retailers.

	Three Months Ended June 30,
Fuel Gallons Sold	2017	2016	Change
Travel centers	476,076	483,031	(1.4)%
Convenience stores	65,876	66,945	(1.6)%
Corporate and other	10,395	11,178	(7.0)%
Consolidated totals	552,347	561,154	(1.6)%

	Three Months Ended June 30,
Fuel Revenues	2017	2016	Change
Travel centers	$848,289	$792,016	7.1%
Convenience stores	122,287	119,193	2.6%
Corporate and other	19,689	20,002	(1.6)%
Consolidated totals	$990,265	$931,211	6.3%
The increase in fuel revenues for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to increases in market prices for fuel, partially offset by a decrease in fuel sales volume in both our travel center and convenience store segments.
Nonfuel revenues for the three months ended June 30, 2017, increased by $9,629, or 1.9%, compared to the three months ended June 30, 2016, primarily as a result of newly acquired and developed locations.
Fuel gross margin. Fuel gross margin for the three months ended June 30, 2017, increased by $3,817, or 3.7%, compared to the three months ended June 30, 2016, and fuel gross margin per gallon increased by $0.010, or 5.5%, compared to the three months ended June 30, 2016, which increases were primarily due to changes in fuel commodity prices during the second quarter 2017 and the impact of our pricing and purchasing strategies.
Nonfuel gross margin. Nonfuel gross margin for the three months ended June 30, 2017, increased by $7,954, or 2.9%, compared to the three months ended June 30, 2016. Nonfuel gross margin as a percentage of nonfuel revenues was 55.6% and 55.0% for the three months ended June 30, 2017 and 2016, respectively. Both nonfuel gross margin and nonfuel gross margin percentage for the three months ended June 30, 2017, increased compared to the three months ended June 30, 2016, primarily due to the positive impact of our purchasing and pricing strategies and marketing initiatives.
Site level operating expenses. Site level operating expenses for the three months ended June 30, 2017, increased by $8,826, or 3.6%, compared to the three months ended June 30, 2016. Site level operating expenses as a percentage of nonfuel revenue were 50.2% and 49.4% for the three months ended June 30, 2017 and 2016, respectively. These increases were primarily due to newly acquired and developed locations and what we believe to be excess transaction fees of $2,798 being charged by FleetCor/Comdata. See Note 10 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our legal proceedings with FleetCor/Comdata.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2017, increased by $1,868, or 5.2%, compared to the three months ended June 30, 2016. The increase in selling, general and administrative expenses was primarily attributable to litigation costs of $2,527 related to our dispute with FleetCor/Comdata. See Note 10 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our legal proceedings with FleetCor/Comdata.

Real estate rent expense. Real estate rent expense for the three months ended June 30, 2017, increased by $4,408, or 6.8%, compared to the three months ended June 30, 2016. The increase in real estate rent expense was primarily a result of our sale to, and lease back from, HPT of six travel centers and improvements at leased sites since the beginning of 2016.
Depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 2017, increased by $7,327, or 34.4%, from the three months ended June 30, 2016. The increase in depreciation and amortization expense primarily resulted from the locations we acquired and other capital investments we completed (and did not subsequently sell to HPT) since the beginning of 2016. The increase was partially offset by the reduction in our depreciable assets as a result of the sale to, and lease back from, HPT of two travel centers in June 2016. See Note 7 to the Notes to Consolidated Financial Statements included in Item 15 of our Annual Report for more information about our transactions with HPT.
Interest expense, net. Interest expense, net for the three months ended June 30, 2017, increased by $1,098, or 16.3%, from the three months ended June 30, 2016. The increase in interest expense, net was primarily due to capitalizing a smaller amount of our total interest expense as a result of a reduced amount of assets under construction in the three months ended June 30, 2017, compared to the three months ended June 30, 2016.
Benefit (provision) for income taxes. We historically have calculated the provision for income taxes during interim reporting periods by applying an estimated annual effective tax rate for the full fiscal year to net income (loss) before income taxes for the reporting period. Since we determined that relatively small changes in estimated annual income (loss) before income taxes could result in significant changes in the estimated annual effective tax rate, we have calculated our income tax benefit (provision) using a discrete rate based on the actual (loss) income before income taxes for the six months ended June 30, 2017.
Six months ended June 30, 2017, as compared to the six months ended June 30, 2016
Revenues. Fuel revenues for the six months ended June 30, 2017, increased from the six months ended June 30, 2016, by $284,822, or 17.4%. The tables below show the changes in fuel sales volumes and revenues by segment. Corporate and other fuel gallons sold and fuel revenues represent wholesale sales to the locations we operate that are owned by an unconsolidated joint venture in which we own a noncontrolling interest and to other retailers.

	Six Months Ended June 30,
Fuel Gallons Sold	2017	2016	Change
Travel centers	923,766	959,679	(3.7)%
Convenience stores	123,195	121,187	1.7%
Corporate and other	19,542	21,292	(8.2)%
Consolidated totals	1,066,503	1,102,158	(3.2)%

	Six Months Ended June 30,
Fuel Revenues	2017	2016	Change
Travel centers	$1,662,430	$1,414,596	17.5%
Convenience stores	225,993	191,824	17.8%
Corporate and other	37,138	34,319	8.2%
Consolidated totals	$1,925,561	$1,640,739	17.4%
The increase in fuel revenues for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to increases in market prices for fuel, partially offset by a decrease in fuel sales volume in our travel center segment.
Nonfuel revenues for the six months ended June 30, 2017, increased by $24,985, or 2.7%, compared to the six months ended June 30, 2016, primarily as a result of newly acquired and developed locations.

Fuel gross margin. Fuel gross margin for the six months ended June 30, 2017, decreased by $2,299, or 1.2%, compared to the six months ended June 30, 2016, primarily due to the impact of lower demand and competitor pricing pressures, particularly during the three months ended March 31, 2017, partially offset by the changes in fuel commodity prices during the second quarter 2017 and our pricing and purchasing strategies. Fuel gross margin per gallon increased by $0.003, or 1.7%, compared to the six months ended June 30, 2016, primarily due to the changes in fuel commodity prices during the second quarter 2017 and our pricing and purchasing strategies.
Nonfuel gross margin. Nonfuel gross margin for the six months ended June 30, 2017, increased by $19,014, or 3.7%, compared to the six months ended June 30, 2016, primarily due to recently acquired and developed locations and our pricing and marketing initiatives. Nonfuel gross margin as a percentage of nonfuel revenues was 56.0% and 55.5% for the six months ended June 30, 2017 and 2016, respectively. Nonfuel gross margin percentage for the six months ended June 30, 2017, increased compared to the six months ended June 30, 2016, primarily due to the positive impact of our purchasing and pricing strategies and marketing initiatives.
Site level operating expenses. Site level operating expenses for the six months ended June 30, 2017, increased by $20,691, or 4.3%, compared to the six months ended June 30, 2016. Site level operating expenses as a percentage of nonfuel revenue were 52.2% and 51.4% for the six months ended June 30, 2017 and 2016, respectively. These increases were primarily due to recently acquired and developed locations and what we believe to be excess transaction fees of $4,611 being charged by FleetCor/Comdata. See Note 10 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our legal proceedings with FleetCor/Comdata.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2017, increased by $11,714, or 17.5%, compared to the six months ended June 30, 2016. The increase in selling, general and administrative expenses was primarily attributable to litigation costs of $8,899 related to our dispute with FleetCor/Comdata. See Note 10 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our legal proceedings with FleetCor/Comdata.
Real estate rent expense. Real estate rent expense for the six months ended June 30, 2017, increased by $8,878, or 6.9%, compared to the six months ended June 30, 2016. The increase in real estate rent expense was primarily a result of our sale to, and lease back from, HPT of six travel centers and improvements at leased sites since the beginning of 2016.
Depreciation and amortization expense. Depreciation and amortization expense for the six months ended June 30, 2017, increased by $18,602, or 44.5%, from the six months ended June 30, 2016. The increase in depreciation and amortization expense primarily resulted from the write offs of certain assets in the first quarter 2017, the locations we acquired and other capital investments we completed (and did not subsequently sell to HPT) since the beginning of 2016. The increase was partially offset by the reduction in our depreciable assets as a result of the sale to, and lease back from, HPT of two travel centers in June 2016. See Note 7 to the Notes to Consolidated Financial Statements included in Item 15 of our Annual Report for more information about our transactions with HPT.
Interest expense, net. Interest expense, net for the six months ended June 30, 2017, increased by $1,661, or 12.2%, from the six months ended June 30, 2016. The increase in interest expense, net was primarily due to capitalizing a smaller amount of our total interest expense as a result of a reduced amount of assets under construction in the six months ended June 30, 2017, compared to the six months ended June 30, 2016.
Benefit for income taxes. We historically have calculated the provision for income taxes during interim reporting periods by applying an estimated annual effective tax rate for the full fiscal year to net income (loss) before income taxes for the reporting period. Since we determined that relatively small changes in estimated annual income (loss) before income taxes could result in significant changes in the estimated annual effective tax rate, we have calculated our income tax benefit (provision) using a discrete rate based on the actual (loss) income before income taxes for the six months ended June 30, 2017.

Segment Results of Operations
The following is a discussion of fuel and nonfuel revenue and site level gross margin in excess of site level operating expenses by reportable segment.
As part of this discussion and analysis of our reportable segment operating results we refer to increases and decreases in results on a same site basis. We include a location in the same site comparisons only if we continuously operated it for the entire duration since the beginning of the earliest comparative period presented, with the exception of locations we operate that are owned by an unconsolidated joint venture in which we own a noncontrolling interest, which we do not include. Same site data also excludes revenues and expenses at locations not operated by us, such as rent and royalties from franchisees, revenues from a dealer operated convenience store and corporate level selling, general and administrative expenses. We do not exclude locations from the same site comparisons as a result of capital improvements to the site or changes in the services offered.

Travel Centers
The following table presents changes in the operating results of our travel center segment for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
Number of company operated travel center locations at end of period	227	225	2		227	225	2
Number of franchise operated travel center locations at end of period	29	30	(1)		29	30	(1)

Fuel:
Fuel sales volume (gallons)	476,076	483,031	(1.4)%		923,766	959,679	(3.7)%
Fuel revenues	$848,289	$792,016	7.1%		$1,662,430	$1,414,596	17.5%
Fuel gross margin	90,235	87,731	2.9%		164,489	169,531	(3.0)%
Fuel gross margin per gallon	$0.190	$0.182	4.4%		$0.178	$0.177	0.6%

Nonfuel:
Nonfuel revenues	$421,741	$417,168	1.1%		$803,153	$798,351	0.6%
Nonfuel gross margin	248,140	243,139	2.1%		476,351	468,122	1.8%
Nonfuel gross margin percentage	58.8%	58.3%	50	pts	59.3%	58.6%	70	pts

Total revenues	$1,273,219	$1,212,360	5.0%		$2,471,801	$2,220,265	11.3%
Total gross margin	341,564	334,046	2.3%		647,058	644,971	0.3%
Site level operating expenses	218,622	213,379	2.5%		432,553	423,273	2.2%
Site level operating expenses as a percentage of nonfuel revenues	51.8%	51.1%	70	pts	53.9%	53.0%	90	pts
Site level gross margin in excess of site level operating expenses	$122,942	$120,667	1.9%		$214,505	$221,698	(3.2)%

The following table presents our same site operating results for our travel center segment for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
Number of same site company operated travel center locations	222	222	—		220	220	—

Fuel:
Fuel sales volume (gallons)	473,391	482,058	(1.8)%		911,225	954,515	(4.5)%
Fuel revenues	$843,443	$790,390	6.7%		$1,640,405	$1,406,259	16.7%
Fuel gross margin	89,696	87,213	2.8%		162,157	168,000	(3.5)%
Fuel gross margin per gallon	$0.189	$0.181	4.4%		$0.178	$0.176	1.1%

Nonfuel:
Nonfuel revenues	$417,902	$416,095	0.4%		$788,307	$791,728	(0.4)%
Nonfuel gross margin	245,827	242,517	1.4%		467,495	464,237	0.7%
Nonfuel gross margin percentage	58.8%	58.3%	50	pts	59.3%	58.6%	70	pts

Total gross margin	$335,523	$329,730	1.8%		$629,652	$632,237	(0.4)%
Site level operating expenses	215,872	212,876	1.4%		422,650	418,790	0.9%
Site level operating expenses as a percentage of nonfuel revenues	51.7%	51.2%	50	pts	53.6%	52.9%	70	pts
Site level gross margin in excess of site level operating expenses	$119,651	$116,854	2.4%		$207,002	$213,447	(3.0)%
Three months ended June 30, 2017, as compared to the three months ended June 30, 2016
Revenues. Fuel revenues for the three months ended June 30, 2017, increased by $56,273, or 7.1%, from the three months ended June 30, 2016. The table below shows the factors driving changes in total fuel sales volume and revenues of our travel center segment between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended June 30, 2016	483,031	$792,016

Increase due to petroleum products price changes		68,794
Decrease due to same site volume changes	(8,667)	(15,507)
Increase due to locations opened	1,712	2,986
Net change from prior year period	(6,955)	56,273

Results for the three months ended June 30, 2017	476,076	$848,289
Fuel revenues primarily reflected increases in market prices for fuel partially offset by a decrease in sales volume on a same site basis. On a same site basis, fuel sales volume decreased by 8,667 gallons, or 1.8%, during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The decrease in same site fuel sales volume during the 2017 second quarter resulted from comparatively weak consumer demand for gasoline, a decline in diesel demand because of a slow down in trucking freight business and continued fuel efficiency gains, especially by our commercial diesel fuel customers.

Nonfuel revenues for the three months ended June 30, 2017, increased by $4,573, or 1.1%, as compared to the three months ended June 30, 2016, primarily due to newly acquired and developed locations and increases in nonfuel revenues on a same site basis. The increase on a same site basis was primarily due to favorable effects of certain of our pricing and marketing initiatives.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the three months ended June 30, 2017, increased by $2,275, or 1.9%, from the three months ended June 30, 2016, primarily due to an increase in both nonfuel and fuel gross margin, partially offset by an increase in site level operating expenses primarily due to $2,798 of what we believe to be excess transaction fees being charged by FleetCor/Comdata.
On a same site basis, site level gross margin in excess of site level operating expenses increased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, resulting from increases in nonfuel gross margin and fuel gross margin as explained above, partially offset by the increase in site level operating expenses primarily due to what we believe to be excess transaction fees being charged by FleetCor/Comdata.
Six months ended June 30, 2017, as compared to the six months ended June 30, 2016
Revenues. Fuel revenues for the six months ended June 30, 2017, increased by $247,834, or 17.5%, from the six months ended June 30, 2016. The table below shows the factors driving changes in total fuel sales volume and revenues of our travel center segment between periods.

	Gallons Sold	Fuel Revenues
Results for the six months ended June 30, 2016	959,679	$1,414,596

Increase due to petroleum products price changes		311,606
Decrease due to same site volume changes	(43,290)	(77,678)
Increase due to locations opened	7,377	13,906
Net change from prior year period	(35,913)	247,834

Results for the six months ended June 30, 2017	923,766	$1,662,430
Fuel revenues primarily reflected increases in market prices for fuel partially offset by a decrease in sales volume on a same site basis. On a same site basis, fuel sales volume decreased by 43,290 gallons, or 4.5%, during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The decrease in same site fuel sales volume during the six months ended June 30, 2017, resulted from comparatively weak consumer demand for gasoline, a decline in diesel demand because of a slow down in trucking freight business and continued fuel efficiency gains, especially by our commercial diesel fuel customers.
Nonfuel revenues for the six months ended June 30, 2017, increased by $4,802, or 0.6%, as compared to the six months ended June 30, 2016. Nonfuel revenues increased as a result of newly acquired and developed locations.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the six months ended June 30, 2017, decreased by $7,193, or 3.2%, from the six months ended June 30, 2016, primarily due to an increase in site level operating expenses primarily due to $4,611 of what we believe to be excess transaction fees being charged by FleetCor/Comdata and a decrease in fuel gross margin, partially offset by an increase in nonfuel gross margin.
On a same site basis, site level gross margin in excess of site level operating expenses decreased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, resulting from a decrease in fuel gross margin due to the impact of lower demand on the second quarter 2017, our competitive pricing strategies, as well as the increase in site level operating expenses primarily due to what we believe to be excess transaction fees being charged by FleetCor/Comdata. This decrease was partially offset by an increase in nonfuel gross margin.

Convenience Stores
The following table presents changes in the operating results of our convenience store segment for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
Number of company operated convenience store locations at end of period	232	232	—		232	232	—
Number of dealer operated convenience store locations at end of period	1	1	—		1	1	—

Fuel:
Fuel sales volume (gallons)	65,876	66,945	(1.6)%		123,195	121,187	1.7%
Fuel revenues	$122,287	$119,193	2.6%		$225,993	$191,824	17.8%
Fuel gross margin	15,535	14,057	10.5%		26,780	23,846	12.3%
Fuel gross margin per gallon	$0.236	$0.210	12.4%		$0.217	$0.197	10.2%

Nonfuel:
Nonfuel revenues	$71,884	$69,673	3.2%		$132,586	$123,796	7.1%
Nonfuel gross margin	25,115	23,929	5.0%		46,230	42,706	8.3%
Nonfuel gross margin percentage	34.9%	34.3%	60	pts	34.9%	34.5%	40	pts

Total revenues	$194,225	$188,923	2.8%		$358,687	$315,811	13.6%
Total gross margin	40,704	38,043	7.0%		73,118	66,743	9.6%
Site level operating expenses	28,997	27,475	5.5%		56,048	51,804	8.2%
Site level operating expenses as a percentage of nonfuel revenues	40.3%	39.4%	90	pts	42.3%	41.8%	50	pts
Site level gross margin in excess of site level operating expenses	$11,707	$10,568	10.8%		$17,070	$14,939	14.3%

The following table presents our same site operating results for our convenience store segment for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
Number of same site company operated convenience store locations	224	224	—		200	200	—

Fuel:
Fuel sales volume (gallons)	63,927	66,396	(3.7)%		110,141	113,984	(3.4)%
Fuel revenues	$118,681	$118,128	0.5%		$202,035	$179,576	12.5%
Fuel gross margin	15,105	13,915	8.6%		24,118	22,722	6.1%
Fuel gross margin per gallon	$0.236	$0.210	12.4%		$0.219	$0.199	10.1%

Nonfuel:
Nonfuel revenues	$69,869	$69,163	1.0%		$117,120	$115,492	1.4%
Nonfuel gross margin	24,407	23,807	2.5%		41,556	40,324	3.1%
Nonfuel gross margin percentage	34.9%	34.4%	50	pts	35.5%	34.9%	60	pts

Total gross margin	$39,512	$37,722	4.7%		$65,674	$63,046	4.2%
Site level operating expenses	28,051	27,160	3.3%		49,980	48,206	3.7%
Site level operating expenses as a percentage of nonfuel revenues	40.1%	39.3%	80	pts	42.7%	41.7%	100	pts
Site level gross margin in excess of site level operating expenses	$11,461	$10,562	8.5%		$15,694	$14,840	5.8%
Three months ended June 30, 2017, as compared to the three months ended June 30, 2016
Revenues. Fuel revenues for the three months ended June 30, 2017, increased by $3,094, or 2.6%, from the three months ended June 30, 2016. The table below shows the factors driving changes in total fuel sales volume and revenues of our convenience store segment between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended June 30, 2016	66,945	$119,193

Increase due to petroleum products price changes		5,116
Decrease due to same site volume changes	(2,469)	(4,564)
Increase due to locations opened	1,400	2,542
Net change from prior year period	(1,069)	3,094

Results for the three months ended June 30, 2017	65,876	$122,287
The increase in fuel revenues in our convenience store segment was due to increases in market prices for fuel and increases in sales volume from recently acquired locations, partially offset by a decrease in fuel sales volume on a same site basis. On a same site basis, fuel sales volume decreased by 2,469 gallons, or 3.7%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The decrease in same site fuel sales volume was primarily due to the impact of lower demand in the second quarter 2017, and our competitive pricing strategies.

Nonfuel revenues for the three months ended June 30, 2017, increased by $2,211, or 3.2%, from the three months ended June 30, 2016. The increase in nonfuel revenues is primarily the result of acquired locations. On a same site basis, nonfuel revenues increased modestly, despite the decline in fuel sales volume, as operations at newer sites continued to stabilize.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the three months ended June 30, 2017, increased by $1,139, or 10.8%, from the three months ended June 30, 2016, due to improvements in operating results at same sites and acquired locations.
On a same site basis, site level gross margin in excess of site level operating expenses increased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, due to increases in fuel and nonfuel gross margin as operations at newer sites continue to improve, despite weakening market conditions, partially offset by an increase in site level operating expenses.
Six months ended June 30, 2017, as compared to the six months ended June 30, 2016
Revenues. Fuel revenues for the six months ended June 30, 2017, increased by $34,169, or 17.8%, from the six months ended June 30, 2016. The table below shows the factors driving changes in total fuel sales volume and revenues of our convenience store segment between periods.

	Gallons Sold	Fuel Revenues
Results for the six months ended June 30, 2016	121,187	$191,824

Increase due to petroleum products price changes		29,418
Decrease due to same site volume changes	(3,843)	(6,959)
Increase due to locations opened	6,060	11,974
Decrease due to locations closed	(209)	(264)
Net change from prior year period	2,008	34,169

Results for the six months ended June 30, 2017	123,195	$225,993
The increase in fuel revenues in our convenience store segment was due to increases in market prices for fuel and increases in sales volume from recently acquired locations, partially offset by a decrease in fuel sales volume on a same site basis. On a same site basis, fuel sales volume decreased by 3,843 gallons, or 3.4%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The decrease in same site fuel sales volume was primarily due to the impact of lower demand in the second quarter 2017, and our competitive pricing strategies.
Nonfuel revenues for the six months ended June 30, 2017, increased by $8,790, or 7.1%, from the six months ended June 30, 2016. The increase in nonfuel revenues is primarily the result of acquired locations. On a same site basis, nonfuel revenues increased, despite the decline in fuel sales volume, as operations at newer sites continued to stabilize.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the six months ended June 30, 2017, increased by $2,131, or 14.3%, from the six months ended June 30, 2016, due to acquired locations and improvements at same sites.
On a same site basis, site level gross margin in excess of site level operating expenses increased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, due to increases in fuel and nonfuel gross margin as operations at newer sites continue to improve, despite weakening market conditions, partially offset by an increase in site level operating expenses.

Liquidity and Capital Resources
Our principal liquidity requirements are to meet our operating and financing costs and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are our:

•	cash balance;

•	operating cash flow;

•	our revolving credit facility, or our Credit Facility, with a current maximum availability of $200,000, subject to limits based on our qualified collateral;

•	sales to HPT of improvements we make to the sites we lease from HPT;

•	potential issuances of new debt and equity securities; and

•	potential financing or selling of unencumbered real estate that we own.
We believe that the primary risks we currently face with respect to our operating cash flow are:

•	continuing decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency and fuel conservation generally;

•
the risk of continued litigation costs associated with the FleetCor/Comdata litigation, and/or FleetCor/Comdata continuing to withhold what we believe to be excess fees from transaction settlement payments to us;

•	decreased demand for our products and services that we may experience as a result of competition;

•	the fixed nature of a significant portion of our expenses, which may restrict our ability to realize a sufficient reduction in our expenses to offset a reduction in our revenues;

•	the possible inability of recently acquired or developed properties to generate the stabilized financial results we expect; and

•	the risk of an economic slowdown or recession in the U.S. economy.
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $76,625 on June 30, 2017, and net cash provided by operating activities in the first six months of 2017, there can be no assurance that we will be able to maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary.
Liquidity Aspects of Transactions with HPT
Pursuant to the Transaction Agreement, HPT agreed to purchase from us, for our cost, four travel centers developed by us. On each of March 31, 2016, June 30, 2016, September 30, 2016, and May 3, 2017, we sold to HPT for $19,683, $22,297, $16,557, and $27,602, respectively, and leased back from HPT, one of the completed travel centers. Also, on June 22, 2016, pursuant to the Transaction Agreement, we sold to, and leased back from, HPT two existing travel centers owned by us and received total proceeds of $23,876.
Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. The Credit Facility requires that interest be paid on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At June 30, 2017, based on our qualified collateral, a total of $100,782 was available to us for loans and letters of credit under the Credit Facility. At June 30, 2017, there were no loans outstanding under the Credit Facility but we had outstanding $15,215 of letters of credit issued under that facility, which reduces the amount available for borrowing under the Credit Facility, leaving $85,567 available for our use as of that date.

Sources and Uses of Cash
Cash Flow from Operating Activities. During the six months ended June 30, 2017 and 2016, we had net cash inflows from operating activities of $15,136 and $56,296, respectively. The decrease in net cash provided by operations of $41,160 was primarily due to costs associated with our dispute with FleetCor/Comdata and the decline in site level operating results during the three months ended March 31, 2017, and a reduced level of cash generated from working capital reductions.
Cash Flow from Investing Activities. During the six months ended June 30, 2017 and 2016, we had net cash outflows from investing activities of $1,408 and $94,414, respectively. The decrease in cash outflows from investing activities resulted from lower capital expenditures due to a lower level of renovations at recently acquired sites, as the majority of those projects were completed in 2016, and lower acquisition activity, partially offset by lower proceeds from asset sales to HPT. See Note 3 and Note 7 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our acquisitions and transactions with HPT, respectively.
Cash Flow from Financing Activities. During the six months ended June 30, 2017 and 2016, we had net cash inflows and outflows from financing activities of $1,478 (inflows) and $206 (outflows), respectively, due to higher proceeds from sale leaseback transactions with HPT during the six months ended June 30, 2017.

Off Balance Sheet Arrangements
As of June 30, 2017, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to debt owed by PTP, an entity in which we own a noncontrolling interest. See Note 6 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report and Note 10 to the Notes to Consolidated Financial Statements included in Item 15 of our Annual Report for more information about our relationship and transactions with PTP.

Related Party Transactions
We have relationships and historical and continuing transactions with HPT, RMR and others related to them. For example: HPT is our former parent company, our largest shareholder and our principal landlord; RMR provides management services to both us and to HPT and RMR employs certain of our and HPT's executive officers. We also have relationships and historical and continuing transactions with other companies to which RMR provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us or RMR, including AIC, of which we, HPT and five other companies to which RMR provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 7, 8 and 9 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned "Risk Factors" of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business management agreement and former property management agreement with RMR, our various agreements with HPT and our shareholders agreement with AIC and its six other shareholders are available as exhibits to our filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related persons, including HPT, RMR and businesses to which RMR or its affiliates provide management services.

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
There have been some indications that the Trump Administration may seek to change fuel efficiency standards for trucks and other motor vehicles. However, it is unclear whether and, if so, the extent to which, this will occur or what the impact on our industry, us or our business would be as a result of any such changes.
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

Item 4.  Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2017.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2017, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "ESTIMATE," "WILL," "MAY" AND NEGATIVES AND DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS THAT APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE STATEMENTS THAT:

•
OUR OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017, REFLECT INCREASES IN FUEL AND NONFUEL REVENUES AND NONFUEL GROSS MARGIN OVER THE SAME PERIOD LAST YEAR, WHICH MAY IMPLY THAT OUR FUEL AND NONFUEL REVENUES AND NONFUEL GROSS MARGIN WILL CONTINUE TO IMPROVE. FUEL PRICES, CUSTOMER DEMAND AND COMPETITIVE CONDITIONS, AMONG OTHER FACTORS, MAY SIGNIFICANTLY IMPACT OUR FUEL AND NONFUEL REVENUES AND THE COSTS OF OUR NONFUEL PRODUCTS MAY INCREASE IN THE FUTURE BECAUSE OF INFLATION OR OTHER REASONS. IF FUEL PRICES OR FUEL OR NONFUEL SALES VOLUMES DECLINE, IF WE ARE NOT ABLE TO PASS INCREASED NONFUEL COSTS TO OUR CUSTOMERS, OR IF OUR NONFUEL SALES MIX CHANGES IN A MANNER THAT NEGATIVELY IMPACTS OUR NONFUEL GROSS MARGIN, OUR FUEL AND NONFUEL REVENUES AND OUR NONFUEL GROSS MARGIN MAY DECLINE;

•
WE EXPECT THAT LOCATIONS WE ACQUIRE WILL PRODUCE STABILIZED FINANCIAL RESULTS AFTER A PERIOD OF TIME FOLLOWING ACQUISITION. THIS STATEMENT MAY IMPLY THAT THE EXPECTED STABILIZATION OF OUR ACQUIRED SITES WILL GENERATE INCREASED OPERATING INCOME. HOWEVER, MANY OF THE LOCATIONS WE HAVE ACQUIRED OR MAY ACQUIRE PRODUCED OPERATING RESULTS THAT CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. ACCORDINGLY, OUR ACQUIRED SITES MAY NOT GENERATE INCREASED OPERATING INCOME OR IT MAY TAKE LONGER THAN WE EXPECT TO REALIZE ANY SUCH INCREASES;

•
WE HAVE MADE ACQUISITIONS AND DEVELOPED NEW LOCATIONS AND EXPECT THAT IN THE FUTURE WE MAY MAKE ACQUISITIONS AND DEVELOP LOCATIONS. THESE STATEMENTS MAY IMPLY THAT ANY FUTURE ACQUISITIONS AND DEVELOPMENT PROJECTS WILL BE COMPLETED AND THAT THESE COMPLETED ACQUISITIONS AND DEVELOPMENT PROJECTS WILL IMPROVE OUR FUTURE PROFITS. THERE ARE MANY FACTORS THAT MAY RESULT IN OUR NOT BEING ABLE TO ACQUIRE, RENOVATE AND DEVELOP ADDITIONAL LOCATIONS THAT YIELD PROFITS, INCLUDING COMPETITION FROM OTHER BUYERS OR DEVELOPERS, OUR INABILITY TO NEGOTIATE ACCEPTABLE PURCHASE TERMS AND THE POSSIBILITY THAT WE MAY NEED TO USE OUR AVAILABLE FUNDS FOR OTHER PURPOSES. WE MAY DETERMINE TO DELAY OR NOT TO PROCEED WITH PENDING ACQUISITIONS, RENOVATIONS OR DEVELOPMENT PROJECTS. MOREOVER, MANAGING AND INTEGRATING ACQUIRED AND DEVELOPED LOCATIONS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED AND INVOLVE RISKS OF FINANCIAL LOSSES. WE MAY NOT OPERATE OUR ACQUIRED OR DEVELOPED LOCATIONS AS PROFITABLY AS WE NOW EXPECT;

•
WE CURRENTLY PLAN TO CONTINUE TO INVEST IN EXISTING LOCATIONS AND MAY INVEST IN NEW LOCATIONS. AN IMPLICATION OF THIS STATEMENT MAY BE THAT WE HAVE OR WILL HAVE SUFFICIENT CAPITAL TO MAKE THE INVESTMENTS WE HAVE IDENTIFIED AS WELL AS OTHER INVESTMENTS THAT WE HAVE NOT YET IDENTIFIED. HOWEVER, WE CANNOT BE SURE THAT WE WILL HAVE SUFFICIENT CAPITAL FOR SUCH INVESTMENTS. THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT. SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND THE PROCEEDS FROM OUR SALES OF IMPROVEMENTS TO HPT, IF ANY, MAY BE LESS THAN ANTICIPATED. CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO UNDERTAKE IN THE FUTURE (AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, DEMANDS OF OUR CUSTOMERS, OR FOR OTHER REASONS) MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED. SOME CAPITAL PROJECTS TAKE MORE TIME TO COMPLETE THAN

ANTICIPATED. AS A RESULT OF MARKET CONDITIONS OR OTHER CONSIDERATIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND ANY SUCH DEFERRALS MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE. ALSO, WE MAY BE UNABLE TO ACCESS REASONABLY PRICED CAPITAL TO MAKE SUCH INVESTMENTS IN THE FUTURE;

•
WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200.0 MILLION SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, INCLUDING ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORY THAT VARY IN AMOUNT FROM TIME TO TIME. ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200.0 MILLION. AT JUNE 30, 2017, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY WAS $100.8 MILLION, OF WHICH WE HAD USED $15.2 MILLION FOR OUTSTANDING LETTERS OF CREDIT. THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300.0 MILLION, SUBJECT TO AVAILABLE COLLATERAL AND LENDER PARTICIPATION. HOWEVER, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE SIZE OF OUR CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY NEED OR WANT TO DO SO;

•
WE MAY FINANCE OR SELL UNENCUMBERED REAL ESTATE THAT WE OWN. HOWEVER, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE OR WHAT THE TERMS OF ANY SUCH SALE OR FINANCING WOULD BE; AND

•
WE ARE CURRENTLY ENGAGED IN LITIGATION AGAINST FLEETCOR AND ITS SUBSIDIARY COMDATA. THIS QUARTERLY REPORT STATES THAT WE BELIEVE FLEETCOR AND COMDATA HAVE WRONGFULLY ATTEMPTED TO TERMINATE OUR AGREEMENTS WITH COMDATA, INCLUDING THE AGREEMENT UNDER WHICH COMDATA PROCESSES PAYMENTS MADE BY OUR CUSTOMERS USING COMDATA ISSUED FUEL CARDS FOR CONTRACTUALLY AGREED FEES UNTIL 2022. DESPITE OUR BELIEF IN THE MERITS OF OUR POSITIONS IN THIS PENDING LITIGATION, WE MAY NOT PREVAIL AND WE MAY NOT SUCCEED IN RECOVERING THE INCREASED FEES OF APPROXIMATELY $0.9 MILLION PER MONTH THAT COMDATA UNILATERALLY BEGAN CHARGING US ON FEBRUARY 1, 2017, ANY STATUTORY PENALTIES AND/OR OUR LITIGATION COSTS. MOREOVER, INCREASED FEES MAY CONTINUE IN THE FUTURE OR MAY BE INCREASED FURTHER. IF WE DO NOT PREVAIL IN THIS LITIGATION, WE WILL NO LONGER HAVE A MERCHANT AGREEMENT WITH FLEETCOR/COMDATA AND, IF WE DO NOT THEN ENTER A NEW MERCHANT AGREEMENT WITH FLEETCOR/COMDATA, WE MAY LOSE A MATERIAL AMOUNT OF FUTURE BUSINESS FROM OUR CUSTOMERS WHO USE COMDATA ISSUED FUEL CARDS, THE RESULT OF WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS. EVEN IF WE PREVAIL IN THIS LITIGATION, WE MAY NEED TO REACH A NEW AGREEMENT WITH FLEETCOR/COMDATA REGARDING FEES BEFORE OUR MERCHANT AGREEMENT EXPIRES ACCORDING TO ITS PRESENT TERMS ON JANUARY 2, 2022. MOREOVER, THE CONTINUATION OF THIS LITIGATION IS DISTRACTING TO OUR MANAGEMENT AND IT IS EXPENSIVE, AND THIS DISTRACTION AND EXPENSE MAY CONTINUE BEYOND THE ISSUANCE OF A RULING FROM THE COURT BECAUSE OF DELAYS, APPEALS OR OTHERWISE.

THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

•
CONTINUED IMPROVED FUEL EFFICIENCY OF MOTOR VEHICLE ENGINES AND OTHER FUEL CONSERVATION AND ALTERNATIVE FUEL PRACTICES EMPLOYED BY OUR CUSTOMERS AND ALTERNATIVE FUEL TECHNOLOGIES THAT MAY BE DEVELOPED AND WIDELY ADOPTED IN THE FUTURE MAY CONTINUE TO REDUCE THE DEMAND FOR THE FUEL THAT WE SELL AND MAY ADVERSELY AFFECT OUR BUSINESS;

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

•	FUEL SUPPLY DISRUPTIONS MAY OCCUR, WHICH MAY LIMIT OUR ABILITY TO PURCHASE FUEL FOR RESALE;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2017:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2017	—	$—	—	$—
May 2017	—	—	—	—
June 2017	9,329	4.10	—	—
Total	9,329	$4.10	—	$—

(1)
During 2017, the common share purchase was made to satisfy the share award recipient's tax withholding and payment obligation in connection with the vesting of awards of restricted common shares, which were purchased by us based on their fair market value at the close of trading on the purchase date.

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

Exhibit 4.6	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

Exhibit 4.7	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

Exhibit 4.8	Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

Exhibit 10.1	Development Property Agreement, dated May 3, 2017, between HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 4, 2017)

Exhibit 10.2	TravelCenters of America LLC Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 22, 2017)

Exhibit 10.3	Summary of Director Compensation (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 22, 2017)

Exhibit 10.4
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

Exhibit 101.1
The following materials from TravelCenters of America LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (filed herewith)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

		By:	/s/ ANDREW J. REBHOLZ
Date:	August 8, 2017		Name:	Andrew J. Rebholz
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)