Form 10-Q
period 2017-09-30
TRAVELCENTERS OF AMERICA LLC
filed 2017-11-07
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2017

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

Number of Common Shares outstanding at November 6, 2017: 39,516,181 common shares.

As used herein the terms "we," "us," "our" and "TA" include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC
Consolidated Balance Sheets (Unaudited)
(in thousands)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$74,652	$61,312
Accounts receivable (less allowance for doubtful accounts of $743 and $744 as of September 30, 2017 and December 31, 2016, respectively)	140,479	107,246
Inventory	212,553	204,145
Other current assets	27,101	29,358
Total current assets	454,785	402,061

Property and equipment, net	1,023,080	1,082,022
Goodwill	94,059	88,542
Other intangible assets, net	34,510	37,738
Other noncurrent assets	84,239	49,478
Total assets	$1,690,673	$1,659,841

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$167,089	$157,964
Current HPT Leases liabilities	40,758	39,720
Other current liabilities	169,206	132,648
Total current liabilities	377,053	330,332

Long term debt, net	319,409	318,739
Noncurrent HPT Leases liabilities	372,194	381,854
Other noncurrent liabilities	35,031	75,837
Total liabilities	1,103,687	1,106,762

Shareholders' equity:
Common shares, no par value, 41,369 shares authorized as of September 30, 2017 and December 31, 2016, and 39,549 and 39,523 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	689,887	686,348
Accumulated other comprehensive income	475	11
Accumulated deficit	(104,791)	(134,678)
Total TA shareholders' equity	585,571	551,681
Noncontrolling interests	1,415	1,398
Total shareholders' equity	586,986	553,079
Total liabilities and shareholders' equity	$1,690,673	$1,659,841
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2017	2016
Revenues:
Fuel	$1,055,593	$947,558
Nonfuel	515,836	510,559
Rent and royalties from franchisees	4,248	4,529
Total revenues	1,575,677	1,462,646

Cost of goods sold (excluding depreciation):
Fuel	950,584	837,525
Nonfuel	230,920	230,325
Total cost of goods sold	1,181,504	1,067,850

Operating expenses:
Site level operating	244,161	247,584
Selling, general and administrative	36,587	34,812
Real estate rent	69,599	66,573
Depreciation and amortization	30,714	22,698
Total operating expenses	381,061	371,667

Income from operations	13,112	23,129

Acquisition costs	68	225
Interest expense, net	7,486	7,200
Income from equity investees	528	1,534
Income before income taxes	6,086	17,238
Benefit (provision) for income taxes	56,268	(6,263)
Net income	62,354	10,975
Less: net income for noncontrolling interests	30	77
Net income attributable to common shareholders	$62,324	$10,898

Other comprehensive income, net of tax:
Foreign currency income (loss), net of taxes of $78 and $(30), respectively	$89	$(46)
Equity interest in investee's unrealized gain on investments	116	80
Other comprehensive income attributable to common shareholders	205	34

Comprehensive income attributable to common shareholders	$62,529	$10,932

Net income per common share attributable to common shareholders:
Basic and diluted	$1.58	$0.28
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2017	2016
Revenues:
Fuel	$2,981,154	$2,588,297
Nonfuel	1,471,306	1,441,044
Rent and royalties from franchisees	12,651	13,135
Total revenues	4,465,111	4,042,476

Cost of goods sold (excluding depreciation):
Fuel	2,684,750	2,284,570
Nonfuel	650,886	644,320
Total cost of goods sold	3,335,636	2,928,890

Operating expenses:
Site level operating	743,022	725,754
Selling, general and administrative	115,276	101,787
Real estate rent	206,742	194,838
Depreciation and amortization	91,163	64,545
Total operating expenses	1,156,203	1,086,924

(Loss) income from operations	(26,728)	26,662

Acquisition costs	271	2,286
Interest expense, net	22,708	20,761
Income from equity investees	1,731	3,572
(Loss) income before income taxes	(47,976)	7,187
Benefit (provision) for income taxes	77,963	(2,571)
Net income	29,987	4,616
Less: net income for noncontrolling interests	100	141
Net income attributable to common shareholders	$29,887	$4,475

Other comprehensive income, net of tax:
Foreign currency income, net of taxes of $144 and $102, respectively	$168	$165
Equity interest in investee's unrealized gain on investments	296	175
Other comprehensive income attributable to common shareholders	464	340

Comprehensive income attributable to common shareholders	$30,351	$4,815

Net income per common share attributable to common shareholders:
Basic and diluted	$0.76	$0.12
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$29,987	$4,616
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash rent expense	(11,008)	(10,317)
Depreciation and amortization expense	91,163	64,545
Deferred income taxes	(79,191)	1,080
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(33,439)	(25,645)
Inventory	(7,572)	(7,425)
Other assets	2,290	9,453
Accounts payable and other liabilities	46,232	69,249
Other, net	7,965	3,551
Net cash provided by operating activities	46,427	109,107

Cash flows from investing activities:
Proceeds from asset sales	88,129	157,749
Capital expenditures	(98,780)	(229,217)
Acquisitions of businesses, net of cash acquired	(19,854)	(72,137)
Investment in equity investee	(4,500)	—
Net cash used in investing activities	(35,005)	(143,605)

Cash flows from financing activities:
Proceeds from sale leaseback transactions with HPT	2,361	216
Sale leaseback financing obligation payments	(555)	(468)
Other, net	(121)	(74)
Net cash provided by (used in) financing activities	1,685	(326)

Effect of exchange rate changes on cash	233	25
Net increase (decrease) in cash and cash equivalents	13,340	(34,799)
Cash and cash equivalents at the beginning of the period	61,312	172,087
Cash and cash equivalents at the end of the period	$74,652	$137,288

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$21,817	$20,587
Income taxes paid, net	424	420
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

1.	Business Description and Basis of Presentation
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company. As of September 30, 2017, we operated and franchised 539 travel centers, standalone convenience stores, and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business on the basis of two separately reportable segments, travel centers and convenience stores. See Note 12 for more information about our reportable segments. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of September 30, 2017, our business included 256 travel centers in 43 states in the U.S., primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 178 locations operated under the "TravelCenters of America" and "TA" brand names and 78 locations operated under the "Petro Stopping Centers" and "Petro" brand names. Of our 256 travel centers at September 30, 2017, we owned 30, we leased 200, we operated two for a joint venture in which we own a noncontrolling interest and 24 were owned or leased from others by our franchisees. We operated 228 of our travel centers and franchisees operated 28 travel centers, including four we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, and various customer amenities. We report this portion of our business as our travel center segment.
As of September 30, 2017, our business included 233 convenience stores in 11 states in the U.S. We operate our convenience stores under the "Minit Mart" brand name. Of these 233 convenience stores at September 30, 2017, we owned 198, we leased 32 and we operated three for a joint venture in which we own a noncontrolling interest. Our convenience stores offer gasoline as well as a variety of nonfuel products and services, including coffee, groceries, some fresh foods, and, in many stores, a QSR and/or car wash. We report this portion of our business as our convenience store segment.
As of September 30, 2017, our business included 50 standalone restaurants in 14 states in the U.S. operated primarily under the "Quaker Steak & Lube", or QSL, brand name. Of our 50 standalone restaurants at September 30, 2017, we owned seven, we leased nine, we operated one for a joint venture in which we own a noncontrolling interest and 33 were owned or leased from others by our franchisees. We report this portion of our business within corporate and other in our segment information.
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

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 1 input), the aggregate fair value of our Senior Notes on September 30, 2017, was $311,600.
Property and Equipment Impairment
Property and equipment is reviewed for impairment during each reporting period at the individual location level because that is the lowest level of asset groupings for which cash flows are largely independent of cash flows of other asset groups. If indicators of impairment exist, we record an impairment charge to the extent that the carrying value of the assets exceeds the estimated fair value of the assets. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, growth rates and timing of expected future cash flows of the respective individual location. During the nine months ended September 30, 2017, we recorded impairment charges aggregating $4,380 related to certain convenience store locations primarily due to increased competition in their specific markets subsequent to when we acquired those sites. The impairment charge is presented in our consolidated financial statements in depreciation and amortization expense.
 Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which establishes a comprehensive revenue recognition standard under GAAP for almost all industries. This new standard will apply for annual periods beginning after December 15, 2017, including interim periods therein. To address implementation of ASU 2014-09 and evaluate its impact on our consolidated financial statements, we have developed a project plan in which we are utilizing a bottom up approach to evaluate our revenue streams and related internal controls. We are still finalizing our evaluation; however, we have selected the full retrospective transition method for adoption, which requires that we restate prior comparative periods in our consolidated financial statements. Although much of our revenue is initiated at the point of sale, the implementation of this standard will affect our accounting for initial franchise fees, our loyalty programs and certain gift card programs. We expect that the changes to our accounting for our loyalty program will result in a reclassification of amounts between fuel and nonfuel revenues but that the adoption of this standard will not have a material impact on our operating income or net income attributable to common shareholders or our consolidated balance sheets.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, which establishes a comprehensive lease standard under GAAP for virtually all industries. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability on the consolidated balance sheet for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The new standard will apply for annual periods beginning after December 15, 2018, including interim periods therein, and requires modified retrospective application. Early adoption is permitted. We are in the process of evaluating the effects the adoption of this update may have on our consolidated financial statements. We believe the adoption of this update will have a material impact on our consolidated balance sheets due to the recognition of the lease rights and obligations as assets and liabilities. While the adoption of this standard will have no effect on the cash we pay under our lease agreements, we expect amounts within our statements of income and comprehensive income will change materially.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

2.	Earnings Per Share
The following table presents a reconciliation of net income attributable to common shareholders to net income available to common shareholders and the related earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common shareholders, as reported	$62,324	$10,898	$29,887	$4,475
Less: net income attributable to participating securities	3,239	534	1,572	219
Net income available to common shareholders	$59,085	$10,364	$28,315	$4,256

Weighted average common shares(1)	37,497	36,953	37,458	36,922

Basic and diluted net income per common share	$1.58	$0.28	$0.76	$0.12

(1)
Excludes unvested shares awarded under our share award plan, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shares. The weighted average number of unvested shares outstanding for the three months ended September 30, 2017 and 2016, was 2,055 and 1,900, respectively. The weighted average number of unvested shares outstanding for the nine months ended September 30, 2017 and 2016, was 2,080 and 1,904, respectively.

3.	Acquisitions
During the nine months ended September 30, 2017, we acquired six standalone restaurants from one of our franchisees and a travel center from another of our franchisees for an aggregate purchase price of $19,854, and accounted for these transactions as business combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their respective fair values as of the date of acquisition. The purchase price allocation for the travel center acquired is based on a valuation that is not yet finalized, primarily with respect to certain intangible assets. The process for estimating the fair value of assets acquired and liabilities assumed requires the use of judgment in determining appropriate assumptions and estimates. As we obtain additional information to finalize this preliminary valuation, adjustments to the recorded amounts may be made during the measurement period (up to one year from the acquisition date). We have included the results of these acquired businesses in our consolidated financial statements from the date of acquisition. The pro forma impact of these acquisitions, including the results of operations of the acquired standalone restaurants and travel center from the beginning of the periods presented, are not material to our consolidated financial statements.
Acquisition costs, such as legal fees, due diligence costs and closing costs, are not included as a component of consideration transferred in business combinations but instead are expensed as incurred.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

4.	Goodwill
Goodwill consisted of the following:

	September 30, 2017	December 31, 2016
Travel center segment	$21,613	$17,252
Convenience store segment	69,400	69,400
Corporate and other	3,046	1,890
Total goodwill	$94,059	$88,542
During the nine months ended September 30, 2017, goodwill increased by $4,361 and $1,156 in connection with the acquisition of a travel center and six standalone restaurants, respectively. See Note 3 for more information about our acquisitions.
Goodwill Impairment
Goodwill is tested for impairment annually as of July 31, or more frequently if the circumstances warrant, at the reporting unit level. We have three reporting units, which include our two reportable segments, travel centers and convenience stores, and our QSL business. Impairment testing for the travel center and convenience store reporting units for 2017 was performed using a quantitative analysis under which the fair value of our goodwill was estimated using both an income approach and a market approach. The income approach considered discounted forecasted cash flows that were based on our long term operating plan. A terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The discount rate is an estimate of the overall after tax market rate of return we believe may be required by equity and debt holders of a business enterprise. The market approach considered the estimated fair values of possible comparable publicly traded companies. For each comparable publicly traded company, value indicators, or pricing multiples, were considered to estimate the value of our business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows, including revenue growth rates and operating cash flow margins, of the respective reporting unit. The fair value estimates are sensitive and actual rates and results may differ materially. Applying different assumptions could lead to different results. We utilized a qualitative approach to perform impairment testing for the QSL business, which included evaluating financial trends and industry and market conditions. The fair value of our travel center reporting unit substantially exceeded its carrying value, and the fair value of our convenience store reporting unit exceeded its carrying amount by 2.6%. Based on our analyses, we concluded that as of July 31, 2017, our goodwill was not impaired.
As a measure of sensitivity, a 5% decrease in the fair value of our convenience store reporting unit as of July 31, 2017, would result in the carrying amount exceeding its fair value by approximately $12,800. Separately, a 50 basis point increase in the discount rate would result in the carrying amount exceeding its fair value by approximately $13,700.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

5.	Income Taxes
Discrete Tax Rate Calculation
We historically have calculated the provision for income taxes during interim reporting periods by applying an estimated annual effective tax rate for the full fiscal year to income (loss) before income taxes for the reporting period. Since we determined that relatively small changes in estimated annual income (loss) before income taxes could result in significant changes in the estimated annual effective tax rate, we have changed how we calculate our income tax provision (benefit) to instead use a discrete rate based on the actual loss before income taxes for the nine months ended September 30, 2017.
Uncertain Tax Position
Because of uncertainties concerning our value as of the date of an ownership change for federal income tax purposes that we experienced as a result of certain trading in our common shares during 2007, and as to the measurement of the net unrecognized built-in loss and allocation of the net unrecognized built-in loss, if any, to our various assets as of the date of the ownership change, we previously had not recognized certain of our tax attributes. In September 2017, as a result of a number of factors including the passage of time and the results of audits of certain of our U.S. federal income tax returns, the uncertainty related to the filing positions giving rise to these tax attributes was resolved and, accordingly, we recognized deferred tax assets related to those tax attributes and reversed a related accrued tax liability. The benefit (provision) for income taxes in our consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2017, includes $58,602 recognized in connection with the resolution of the previous uncertain tax positions.

6.	Equity Investments
Our investments in equity affiliates, which are presented in our consolidated balance sheets in other noncurrent assets, and our proportional share of our investees' net income (loss) recognized in our consolidated statements of income and comprehensive income were as follows:

	PTP	Other(1)	Total
Investment balance:
As of September 30, 2017	$19,810	$23,171	$42,981
As of December 31, 2016	21,657	24,097	45,754

Income (loss) from equity investments:
Three months ended September 30, 2017	$1,253	$(725)	$528
Three months ended September 30, 2016	1,520	14	1,534
Nine months ended September 30, 2017	2,954	(1,223)	1,731
Nine months ended September 30, 2016	3,464	108	3,572

(1)
Includes equity investments that are not individually material to our consolidated financial statements, including our investment in Affiliates Insurance Company, or AIC. See Note 9 for more information about our investment in AIC.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Petro Travel Plaza Holdings LLC
Petro Travel Plaza Holdings LLC, or PTP, is a joint venture between us and Tejon Development Corporation that owns two travel centers, three convenience stores and one standalone restaurant in California. We own a 40% interest in PTP and we receive a management fee from PTP to operate the two travel centers, three convenience stores and one standalone restaurant. We recognized management fee income of $386 and $323 for the three months ended September 30, 2017 and 2016, respectively, and $1,156 and $776 for the nine months ended September 30, 2017 and 2016, respectively. We supply PTP with its fuel at no markup. During the three and nine months ended September 30, 2017 and 2016, we sold to PTP $15,963 and$44,637, and $15,055 and $40,405 of fuel, respectively.
The following table sets forth summarized financial information of PTP. PTP's operating results are not consolidated with ours as we account for our PTP investment under the equity method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues	$31,983	$31,935	$89,215	$84,907
Cost of goods sold (excluding depreciation)	22,794	22,242	63,709	59,570
Operating income	3,392	4,184	8,139	9,673
Net income and comprehensive income	3,267	3,938	7,790	9,067

7.	HPT Leases
As of September 30, 2017, we leased from Hospitality Properties Trust, or HPT, a total of 199 properties under five leases, four of which we refer to as the TA Leases and one of which we refer to as the Petro Lease, and which collectively we refer to as the HPT Leases. We recognized rent expense under the HPT Leases of $66,506 and $63,345 for the three months ended September 30, 2017 and 2016, respectively, and $197,365 and $185,858 for the nine months ended September 30, 2017 and 2016, respectively.
Our minimum annual rent under the HPT Leases as of September 30, 2017, was $280,419. In addition to the payment of minimum annual rent, the HPT Leases provide for payment to HPT of percentage rent based on increases in total nonfuel revenues over base year levels. The total amount of percentage rent that we incurred was $434 and $408 for the three months ended September 30, 2017 and 2016, respectively, and $1,435 and $937 for the nine months ended September 30, 2017 and 2016, respectively. HPT waived $372 of percentage rent under the Petro Lease for the nine months ended September 30, 2016; as of June 30, 2016, HPT had cumulatively waived all of the $2,500 of percentage rent it previously agreed to waive and no further waivers are contractually required.
During the nine months ended September 30, 2017 and 2016, we sold to HPT $62,888 and $75,314, respectively, of improvements we made to properties leased from HPT. As a result, pursuant to the terms of our HPT Leases, our minimum annual rent payable to HPT increased by $5,345 and $6,402, respectively. At September 30, 2017, our property and equipment balance included $23,216 of improvements of the type that we typically request that HPT purchase for an increase in minimum annual rent; however, HPT is not obligated to purchase these improvements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

The following table summarizes the various amounts related to the HPT Leases that are included in our consolidated balance sheets.

	September 30, 2017	December 31, 2016
Current HPT Leases liabilities:
Accrued rent	$23,682	$22,868
Sale leaseback financing obligation	719	484
Straight line rent accrual	2,458	2,458
Deferred gain	10,129	10,140
Deferred tenant improvements allowance	3,770	3,770
Total current HPT Leases liabilities	$40,758	$39,720

Noncurrent HPT Leases liabilities:
Deferred rent obligation	$150,000	$150,000
Sale leaseback financing obligation	22,813	21,165
Straight line rent accrual	47,036	47,771
Deferred gain	113,585	121,331
Deferred tenant improvements allowance	38,760	41,587
Total noncurrent HPT Leases liabilities	$372,194	$381,854
On May 3, 2017, pursuant to the terms of our June 2015 transaction agreement with HPT, as amended, we sold to, and leased back from, HPT the fourth and final development property that is subject to that agreement. We received proceeds of $27,602, this property was added to the HPT Leases and our minimum annual rent under the HPT Leases increased by $2,346 as a result.
On September 25, 2017, HPT purchased land and improvements that previously were leased by HPT from a third party and subleased to us. Effective as of that date, our rent due to that third party pursuant to the terms of our sublease with HPT ceased. Also on that date, we and HPT amended our lease to reflect our direct lease from HPT of that land and those improvements and to increase our minimum annual rent due to HPT by $731, which was 8.5% of HPT's investment.

8.	Business and Property Management Agreements with RMR
The RMR Group LLC, or RMR, provides us certain services that we require to operate our business, and which relate to various aspects of our business. RMR provides these services pursuant to a business management agreement. In addition, until July 31, 2017, we also had a property management agreement with RMR, which related to building management services for our headquarters building. Pursuant to our business management agreement and property management agreement with RMR, we incurred aggregate fees of $3,782 and $3,935 for the three months ended September 30, 2017 and 2016, respectively, and $10,647 and $10,748 for the nine months ended September 30, 2017 and 2016, respectively. In addition, we incurred internal audit costs of $67 and $34 for the three months ended September 30, 2017 and 2016, respectively, and $202 and $168 for the nine months ended September 30, 2017 and 2016, respectively, for which we reimburse RMR pursuant to our business management agreement. These fees and costs are included in selling, general and administrative expenses in our consolidated statements of income and comprehensive income. For more information about our relationships with RMR please refer to Notes 11 and 12 in our Annual Report.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

9.	Related Party Transactions
We have relationships and historical and continuing transactions with HPT, RMR, AIC and others related to them, including other companies to which RMR provides management services and which have trustees, directors and officers who are also our Directors or officers.
Relationship with HPT
We are HPT's largest tenant and HPT is our principal landlord and largest shareholder. As of September 30, 2017, HPT owned 3,420 of our common shares, representing approximately 8.6% of our outstanding common shares.
As of September 30, 2017, we leased from HPT a total of 199 properties under the HPT Leases. RMR provides management services to both us and HPT. See Note 7 for more information about our lease agreements and transactions with HPT.
Relationship with RMR
We have an agreement with RMR to provide management services to us. See Note 8 for further information regarding our current and former management agreements with RMR.
Relationship with AIC
We, HPT and five other companies to which RMR provides management services each currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of approximately $1,672 in connection with this insurance program for the policy year ending June 30, 2018, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of September 30, 2017 and December 31, 2016, our investment in AIC had a carrying value of $7,945 and $7,116, respectively. These amounts are included in other noncurrent assets on our consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as income from equity investees in our consolidated statements of income and comprehensive income. Our other comprehensive income includes our proportionate share of unrealized gains on securities owned and held for sale by AIC.
Relationship with PTP
We have a relationship with PTP, a joint venture in which we own 40% that owns travel centers, convenience stores and a restaurant that we operate for a fee. We supply PTP with its fuel at no markup. See Note 6 for further information regarding our relationship with PTP.
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
At September 30, 2017, we had an accrued liability of $3,221 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $637, resulting in an estimated net amount of $2,584 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

In February 2014, we reached an agreement with the California State Water Resources Control Board, or the State Water Board, to settle certain claims the State Water Board had filed against us in California Superior Court, or the Superior Court, in 2010 relating to alleged violations of underground storage tank laws and regulations for a cash payment of $1,800; suspended penalties of $1,000 that would become payable by us in the future if, prior to March 2019, we fail to comply with specified underground storage tank laws and regulations; and our agreement to invest, prior to March 2018, up to $2,000 of verified costs to develop and implement a comprehensive compliance program for the underground storage tank systems at all of our California facilities that is above and beyond minimum requirements of California law (which costs have since been incurred and were verified as of February 2017). The settlement, which was approved by the Superior Court on February 20, 2014, also included injunctive relief provisions requiring that we comply with certain California environmental laws and regulations applicable to underground storage tank systems. In October 2015, the State Water Board issued a notice of alleged suspended penalty conduct claiming that we are liable for the full amount of the $1,000 in suspended penalties as a result of five alleged violations of underground storage tank regulations and requesting further information concerning the alleged violations. In November 2015, we filed our response to the State Water Board's notice and we have since met with the State Water Board to attempt to respond to these matters without a court hearing. We believe we have meritorious defenses to these alleged violations, but cannot predict whether any penalties relating to these matters will be assessed by the Superior Court, which has retained jurisdiction over such matters. The State Water Board also has retained the right to file a separate action relating to these violations, but to date has not done so. As of September 30, 2017, our balance sheet included a liability of $1,000 with respect to these matters concerning the State Water Board and we believe, though we can provide no assurance, that any additional amount of loss we may realize above that accrued, if any, upon the ultimate resolution of this matter will not be material to us.
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
Legal Proceedings
We are routinely involved in various legal and administrative proceedings, including tax audits, incidental to the ordinary course of our business. Except as set forth below, we do not expect that any litigation or administrative proceedings in which we are presently involved or are aware will have a material adverse effect on our business, financial condition, results of operations or cash flows.
On November 30, 2016, we filed a complaint, or the Complaint, captioned TA Operating LLC v. Comdata, Inc., et al. C.A. No. 12954-CB (Del. Ch.), in the Court of Chancery of the State of Delaware, or the Court, against Comdata Inc., or Comdata, and its parent company with respect to a notice of termination we received from Comdata on November 3, 2016. Based upon Comdata's assertion that we had breached an agreement under which we agreed to install radio frequency identification, or RFID, technology at our travel centers, or the RFID Agreement, the notice purported to terminate a different agreement between us and Comdata under which we agreed to accept Comdata issued fuel cards through January 2, 2022, for certain purchases by our customers in exchange for fees payable by us to Comdata, or the Merchant Agreement. In the Complaint, we sought, among other things, (a) a declaration that we are not in default under the Merchant Agreement; (b) a judgment that Comdata has breached its contractual duties to us; (c) a judgment that Comdata breached its implied covenant of good faith and fair dealing to us; (d) a judgment that Comdata has and is willfully and knowingly engaged in unfair, abusive and deceptive business practices in the course of its business dealings with us in violation of Tennessee law; (e) an order for specific performance by Comdata of its obligations to us under the Merchant Agreement; (f) injunctive relief; and (g) damages, including attorneys' fees and costs, and further relief as the Court deems appropriate.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

At a hearing held on December 14, 2016, the Court denied our request for preliminary injunctive relief subject to Comdata's agreement to continue providing services under the Merchant Agreement pending a final ruling from the Court. On December 21, 2016, Comdata filed a counterclaim alleging that we defaulted under the RFID Agreement and that this alleged default allows Comdata to terminate both the RFID Agreement and the Merchant Agreement. In addition, from February 1, 2017, until mid-September 2017, Comdata unilaterally withheld increased fees from the transaction settlement payments due to us. During the three and nine months ended September 30, 2017, the difference between the withheld fees and the fees payable under the Merchant Agreement totaled $2,292 and $6,903, respectively. After a trial in April 2017, and post-trial briefing and argument, on September 11, 2017, the Court issued its post-trial Memorandum Opinion. The Court found that we are entitled to, among other things, an order requiring Comdata to specifically perform under the Merchant Agreement, and awarded damages to us and against Comdata for the difference between the higher transaction fees we have paid to Comdata since February 1, 2017, and what we should have paid during this period under the fee structure in the Merchant Agreement, plus pre- and post- judgment interest under applicable law. The Court also found that the Merchant Agreement provides for an award of reasonable attorneys' fees and costs to the prevailing party in a lawsuit enforcing any rights under the Merchant Agreement. The Court directed us and Comdata to submit a form of final judgment with an accounting of TA's damages and a proposed schedule for resolution of those fees and costs within ten days of the date of the Memorandum Opinion. We and Comdata reached agreement on the amount of excess fees to be paid to us by Comdata and on the calculation of pre-judgment interest, but did not reach agreement on when final judgment should enter and on the amounts of, or schedule for resolving an award of, attorney's fees and costs. Consequently, we and Comdata each filed our own proposed forms of final judgment. On October 17, 2017, the Court entered an order outlining a schedule for resolving issues related to attorney's fees and costs. In September 2017, we recognized a receivable, with an offsetting reduction of transaction fees expense, of $6,903 for the amount of excess transaction fees we expect to recover from Comdata, $4,611 of which related to the period prior to July 1, 2017. Transaction fee expense is included in site level operating expenses in our consolidated statements of income and comprehensive income. During the three and nine months ended September 30, 2017, we recognized litigation expenses related to this matter of $312 and $9,211, respectively, which are included in selling, general and administrative expenses in our consolidated statements of income and comprehensive income. Although the Court's September 11, 2017, Memorandum Opinion found that the prevailing party in litigation to enforce the Merchant Agreement is entitled to recover its reasonable attorney's fees and costs, we have not recognized any amounts of receivable or expense reduction in respect to our attorney's fees and costs related to this matter, which totaled $10,024 through September 30, 2017, as the Court has not determined the amount of fees and costs that we are entitled to recover.

11.	Inventory
Inventory consisted of the following:

	September 30, 2017	December 31, 2016
Nonfuel products	$171,816	$167,813
Fuel products	40,737	36,332
Total inventory	$212,553	$204,145

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

12.	Segment Information
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

	Three Months Ended September 30, 2017
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$905,325	$129,783	$20,485	$1,055,593
Nonfuel	432,128	73,553	10,155	515,836
Rent and royalties from franchisees	3,169	54	1,025	4,248
Total revenues	1,340,622	203,390	31,665	1,575,677

Site level gross margin in excess of site level operating expenses	$134,098	$13,755	$2,159	$150,012

Corporate operating expenses:
Selling, general and administrative			$36,587	$36,587
Real estate rent			69,599	69,599
Depreciation and amortization			30,714	30,714
Income from operations				13,112

Acquisition costs			68	68
Interest expense, net			7,486	7,486
Income from equity investees			528	528
Income before income taxes				6,086
Benefit for income taxes			56,268	56,268
Net income				62,354
Less: net income for noncontrolling interests				30
Net income attributable to common shareholders				$62,324

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30, 2016
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$808,366	$119,375	$19,817	$947,558
Nonfuel	427,524	73,922	9,113	510,559
Rent and royalties from franchisees	3,238	58	1,233	4,529
Total revenues	1,239,128	193,355	30,163	1,462,646

Site level gross margin in excess of site level operating expenses	$131,866	$12,249	$3,097	$147,212

Corporate operating expenses:
Selling, general and administrative			$34,812	$34,812
Real estate rent			66,573	66,573
Depreciation and amortization			22,698	22,698
Income from operations				23,129

Acquisition costs			225	225
Interest expense, net			7,200	7,200
Income from equity investees			1,534	1,534
Income before income taxes				17,238
Provision for income taxes			(6,263)	(6,263)
Net income				10,975
Less: net income for noncontrolling interests				77
Net income attributable to common shareholders				$10,898

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

	Nine Months Ended September 30, 2017
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$2,567,755	$355,776	$57,623	$2,981,154
Nonfuel	1,235,281	206,139	29,886	1,471,306
Rent and royalties from franchisees	9,387	162	3,102	12,651
Total revenues	3,812,423	562,077	90,611	4,465,111

Site level gross margin in excess of site level operating expenses	$348,603	$30,825	$7,025	$386,453

Corporate operating expenses:
Selling, general and administrative			$115,276	$115,276
Real estate rent			206,742	206,742
Depreciation and amortization			91,163	91,163
Loss from operations				(26,728)

Acquisition costs			271	271
Interest expense, net			22,708	22,708
Income from equity investees			1,731	1,731
Loss before income taxes				(47,976)
Benefit for income taxes			77,963	77,963
Net income				29,987
Less: net income for noncontrolling interests				100
Net income attributable to common shareholders				$29,887

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

	Nine Months Ended September 30, 2016
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$2,222,962	$311,199	$54,136	$2,588,297
Nonfuel	1,226,735	197,718	16,591	1,441,044
Rent and royalties from franchisees	10,556	249	2,330	13,135
Total revenues	3,460,253	509,166	73,057	4,042,476

Site level gross margin in excess of site level operating expenses	$353,645	$27,188	$6,999	$387,832

Corporate operating expenses:
Selling, general and administrative			$101,787	$101,787
Real estate rent			194,838	194,838
Depreciation and amortization			64,545	64,545
Income from operations				26,662

Acquisition costs			2,286	2,286
Interest expense, net			20,761	20,761
Income from equity investees			3,572	3,572
Income before income taxes				7,187
Provision for income taxes			(2,571)	(2,571)
Net income				4,616
Less: net income for noncontrolling interests				141
Net income attributable to common shareholders				$4,475

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

Company Overview
As of September 30, 2017, we operated and franchised 256 travel centers, 233 standalone convenience stores and 50 standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees. See Note 1 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our travel center, convenience store and standalone restaurant locations.
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
Over the past few years there have been significant changes in the cost of fuel. Fuel prices remained relatively consistent during the six months ended June 30, 2017, but trended steadily upward during the three months ended September 30, 2017, ending at a higher price than at the start of the period. During 2016, fuel prices generally declined during the three months ended September 30, 2016, after steadily rising during the first half of the year. The average fuel prices during the three and nine months ended September 30, 2017, were 18.1% and 21.9%, respectively, above the average fuel prices during the three and nine months ended September 30, 2016. Some current economic forecasts reflect moderate price increases for fuel and an expectation of economic growth and inflation in the U.S. and elsewhere, which may impact demand for fuel and fuel prices. As noted above, various factors and events can cause fuel prices to change, sometimes suddenly and sharply.
Due to the volatility of our fuel costs and our methods of pricing fuel to our customers, we believe that fuel revenue is not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin. We therefore consider fuel sales volume and fuel gross margin to be better measures of our performance.
We generally are able to pass changes in our cost for fuel products to our customers, but typically with a delay, such that during periods of rising fuel commodity prices fuel gross margins per gallon tend to be lower than they otherwise may have been and during periods of falling fuel commodity prices fuel gross margins per gallon tend to be higher than they otherwise may have been. Increases and volatility in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements. For more information about fuel market risks that may affect us and our actions to mitigate those risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

We believe that demand for diesel fuel by trucking companies for any given level of trucking activity will continue to decline over time because of technological innovations that permit, and regulations that encourage or require, improved fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels. We believe these factors, combined with lower levels of trucking freight activity and competitor pricing pressures, particularly during the three months ended March 31, 2017, were contributors to decreases in the level of fuel sales volumes we realized on a same site basis for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016. Although fuel sales volume declined on a same site basis, the decrease was partially offset by an increase from acquired locations and development properties opened in 2016 and 2017.
Our fuel gross margin and fuel gross margin per gallon were lower in the three months ended September 30, 2017, than in the three months ended September 30, 2016, primarily due to the federal biodiesel fuel tax credits that were available in 2016 that have not been available in 2017, partially offset by the positive impact of our pricing strategies. On a per gallon basis, our fuel gross margin was higher in the nine months ended September 30, 2017, than in the nine months ended September 30, 2016, primarily due to the impact of our pricing strategies, partially offset by the absence of the federal biodiesel fuel tax credits in 2017, but the decline in fuel sales volume resulted in our fuel gross margin being lower in the nine months ended September 30, 2017, than in the nine months ended September 30, 2016.
The net income attributable to common shareholders for the three months ended September 30, 2017, was $62,324, as compared to net income attributable to common shareholders of $10,898 for the three months ended September 30, 2016. The increase in net income attributable to common shareholders was primarily due to the recognition of a $58,602 income tax benefit as a result of the resolution of certain previously uncertain tax positions and the related recognition of the affected deferred tax assets and reversal of the related accrued liability (see Note 5 in the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about this matter) and a $4,611 reduction of site level operating expenses in connection with our expected recovery from Comdata of excess transaction fees Comdata charged us during the first six months of 2017. This increase was partially offset by an increase in depreciation expense primarily due to an impairment charge on certain property and equipment and a decrease in fuel gross margin largely due to the federal biodiesel fuel tax credits that were available in 2016 that have not been available in 2017.
The net income attributable to common shareholders for the nine months ended September 30, 2017, was $29,887, as compared to $4,475 for the nine months ended September 30, 2016. The increase in net income attributable to common shareholders was primarily due to the $58,602 income tax benefit described above and the positive impact of our pricing strategies. The increase was partially offset by an increase in depreciation expense primarily due to write offs of certain assets in the first quarter 2017 and an impairment charge on certain property and equipment, as well as a decrease in fuel gross margin primarily due to the absence of the federal biodiesel fuel tax credits in 2017.
As described under the heading "Legal Proceedings" in Note 10 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report, Comdata had purported to terminate its merchant agreement, or the Merchant Agreement, with us and, from February 1, 2017, until mid-September 2017, unilaterally increased the fees it withheld from the transaction settlement payments due to us. On September 11, 2017, the Court of Chancery of the State of Delaware issued its post-trial Memorandum Opinion stating that we are entitled to, among other things, an order requiring Comdata to specifically perform under the Merchant Agreement, and awarded damages to us and against Comdata for the difference between the higher transaction fees we have paid to Comdata since February 1, 2017, and what we should have paid during this period under the fee schedule in the Merchant Agreement, plus pre- and post- judgment interest under applicable law. In September 2017, we recognized a receivable, with an offsetting reduction of transaction fees expense, of $6,903 for the amount of excess transaction fees we expect to recover from Comdata, $4,611 of which related to the period prior to July 1, 2017. Transaction fee expense is included in site level operating expenses in our consolidated statements of income and comprehensive income.

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
Acquired and Developed Sites
We believe that our investments require a period after they are developed or acquired and renovations are completed to reach expected stabilized financial results, generally three years for travel centers and one year for convenience stores.
We acquired or developed 17 travel centers during the four year period ended September 30, 2017. Of these travel centers, 11 are included in the same site data for the 12 months ended September 30, 2017 and 2016. As of September 30, 2017, we invested $107,348 (including the cost of improvements) in these 11 locations, and these locations generated $12,163 of site level gross margin in excess of site level operating expenses during the 12 months ended September 30, 2017. The remaining six locations were acquired or developed for a total investment of $110,969 (including the cost of improvements), and these locations generated $6,038 of site level gross margin in excess of site level operating expenses during the 12 months ended September 30, 2017.
We acquired 49 convenience stores during the two year period ended September 30, 2017, none of which are included in the same site data for the 12 months ended September 30, 2017 and 2016. As of September 30, 2017, we invested $102,628 (including the cost of improvements) in these locations, and these locations generated $6,403 of site level gross margin in excess of site level operating expenses during the 12 months ended September 30, 2017. Some of these 49 convenience stores were fully or partially out of service while improvements were being made to them during the 12 months ended September 30, 2017.

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

Results of Operations
Consolidated Financial Results
The following table presents changes in our operating results for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Revenues:
Fuel	$1,055,593	$947,558	11.4%	$2,981,154	$2,588,297	15.2%
Nonfuel	515,836	510,559	1.0%	1,471,306	1,441,044	2.1%
Rent and royalties from franchisees	4,248	4,529	(6.2)%	12,651	13,135	(3.7)%
Total revenues	1,575,677	1,462,646	7.7%	4,465,111	4,042,476	10.5%

Gross margin:
Fuel	105,009	110,033	(4.6)%	296,404	303,727	(2.4)%
Nonfuel	284,916	280,234	1.7%	820,420	796,724	3.0%
Rent and royalties from franchisees	4,248	4,529	(6.2)%	12,651	13,135	(3.7)%
Total gross margin	394,173	394,796	(0.2)%	1,129,475	1,113,586	1.4%

Operating expenses:
Site level operating	244,161	247,584	(1.4)%	743,022	725,754	2.4%
Selling, general and administrative	36,587	34,812	5.1%	115,276	101,787	13.3%
Real estate rent	69,599	66,573	4.5%	206,742	194,838	6.1%
Depreciation and amortization	30,714	22,698	35.3%	91,163	64,545	41.2%
Total operating expenses	381,061	371,667	2.5%	1,156,203	1,086,924	6.4%

Income (loss) from operations	13,112	23,129	(43.3)%	(26,728)	26,662	(200.2)%

Acquisition costs	68	225	(69.8)%	271	2,286	(88.1)%
Interest expense, net	7,486	7,200	4.0%	22,708	20,761	9.4%
Income from equity investees	528	1,534	(65.6)%	1,731	3,572	(51.5)%
Income (loss) before income taxes	6,086	17,238	(64.7)%	(47,976)	7,187	(767.5)%
Benefit (provision) for income taxes	56,268	(6,263)	NM	77,963	(2,571)	NM
Net income	62,354	10,975	468.1%	29,987	4,616	549.6%
Less: net income for noncontrolling interests	30	77	(61.0)%	100	141	(29.1)%
Net income attributable to common shareholders	$62,324	$10,898	471.9%	$29,887	$4,475	567.9%

Three months ended September 30, 2017, as compared to the three months ended September 30, 2016

Fuel revenues. Fuel revenues for the three months ended September 30, 2017, increased from the three months ended September 30, 2016, by $108,035, or 11.4%. The tables below show the changes in fuel sales volumes and revenues by segment. Corporate and other fuel gallons sold and fuel revenues represent wholesale sales to the locations we operate that are owned by an unconsolidated joint venture in which we own a noncontrolling interest and to other retailers.

	Three Months Ended September 30,
Fuel Gallons Sold	2017	2016	Change
Travel centers	477,497	487,114	(2.0)%
Convenience stores	67,645	68,680	(1.5)%
Corporate and other	10,299	11,646	(11.6)%
Consolidated totals	555,441	567,440	(2.1)%

	Three Months Ended September 30,
Fuel Revenues	2017	2016	Change
Travel centers	$905,325	$808,366	12.0%
Convenience stores	129,783	119,375	8.7%
Corporate and other	20,485	19,817	3.4%
Consolidated totals	$1,055,593	$947,558	11.4%
The increase in fuel revenues for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to increases in market prices for fuel, partially offset by a decrease in fuel sales volume at same sites.
Nonfuel revenues. Nonfuel revenues for the three months ended September 30, 2017, increased by $5,277, or 1.0%, compared to the three months ended September 30, 2016, primarily as a result of newly acquired and developed locations.
Fuel gross margin. Fuel gross margin for the three months ended September 30, 2017, decreased by $5,024, or 4.6%, compared to the three months ended September 30, 2016, and fuel gross margin per gallon decreased by $0.005, or 2.6%, compared to the three months ended September 30, 2016. Such decreases were primarily a result of the federal biodiesel fuel tax credit program that was available in 2016 which has not been available in 2017 and the increasing fuel cost trend during the three months ended September 30, 2017, as compared to the declining fuel cost trend during the three months ended September 30, 2016, partially offset by the positive impact of our pricing and sales strategies.
Nonfuel gross margin. Nonfuel gross margin for the three months ended September 30, 2017, increased by $4,682, or 1.7%, compared to the three months ended September 30, 2016. Nonfuel gross margin as a percentage of nonfuel revenues was 55.2% and 54.9% for the three months ended September 30, 2017 and 2016, respectively. Both nonfuel gross margin and nonfuel gross margin percentage for the three months ended September 30, 2017, increased compared to the three months ended September 30, 2016, primarily due to the positive impact of our purchasing and pricing strategies, a favorable mix of products and services sold and our marketing initiatives.
Site level operating expenses. Site level operating expenses for the three months ended September 30, 2017, decreased by $3,423, or 1.4%, compared to the three months ended September 30, 2016. Site level operating expenses as a percentage of nonfuel revenue were 47.3% and 48.5% for the three months ended September 30, 2017 and 2016, respectively. These decreases were primarily due to a $4,611 reversal of excess transaction fees withheld by Comdata prior to July 1, 2017, which we expect to recover from Comdata as well as certain cost control initiatives, partially offset by an increase in labor costs due to certain of our new business initiatives. See Note 10 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our legal proceedings with Comdata.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2017, increased by $1,775, or 5.1%, compared to the three months ended September 30, 2016. The increase in selling, general and administrative expenses was primarily attributable to increased personnel costs and $312 of litigation costs related to the Comdata matter, partially offset by certain cost control initiatives.

Real estate rent expense. Real estate rent expense for the three months ended September 30, 2017, increased by $3,026, or 4.5%, compared to the three months ended September 30, 2016. The increase in real estate rent expense was primarily a result of our sale to, and lease back from, HPT of two travel centers and improvements at leased sites since July 1, 2016.
Depreciation and amortization expense. Depreciation and amortization expense for the three months ended September 30, 2017, increased by $8,016, or 35.3%, from the three months ended September 30, 2016. The increase in depreciation and amortization expense primarily resulted from $4,005 of impairment charges related to certain convenience stores as well as the growth in our amount of depreciable assets as a result of the locations we acquired and other capital investments we completed (and did not subsequently sell to HPT) since July 1, 2016. See Note 1 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the impairment charge and Note 7 to the Notes to Consolidated Financial Statements included in Item 15 of our Annual Report for more information about our transactions with HPT.
Benefit (provision) for income taxes. We historically have calculated the provision for income taxes during interim reporting periods by applying an estimated annual effective tax rate for the full fiscal year to net income (loss) before income taxes for the reporting period. Since we determined that relatively small changes in estimated annual income (loss) before income taxes could result in significant changes in the estimated annual effective tax rate, we have changed how we calculate our income tax benefit (provision) to instead use a discrete rate based on the actual loss before income taxes for the nine months ended September 30, 2017.
During the three months ended September 30, 2017, we recognized a $58,602 income tax benefit as a result of the resolution of certain previously uncertain tax positions and the related recognition of the affected deferred tax assets and reversal of the related accrued liability. See Note 5 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our benefit for income taxes.
Nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016
Fuel revenues. Fuel revenues for the nine months ended September 30, 2017, increased from the nine months ended September 30, 2016, by $392,857, or 15.2%. The tables below show the changes in fuel sales volumes and revenues by segment. Corporate and other fuel gallons sold and fuel revenues represent wholesale sales to the locations we operate that are owned by an unconsolidated joint venture in which we own a noncontrolling interest and to other retailers.

	Nine Months Ended September 30,
Fuel Gallons Sold	2017	2016	Change
Travel centers	1,401,263	1,446,793	(3.1)%
Convenience stores	190,840	189,867	0.5%
Corporate and other	29,841	32,938	(9.4)%
Consolidated totals	1,621,944	1,669,598	(2.9)%

	Nine Months Ended September 30,
Fuel Revenues	2017	2016	Change
Travel centers	$2,567,755	$2,222,962	15.5%
Convenience stores	355,776	311,199	14.3%
Corporate and other	57,623	54,136	6.4%
Consolidated totals	$2,981,154	$2,588,297	15.2%
The increase in fuel revenues for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to increases in market prices for fuel, partially offset by a decrease in same site fuel sales volume in our travel center segment.
Nonfuel revenues. Nonfuel revenues for the nine months ended September 30, 2017, increased by $30,262, or 2.1%, compared to the nine months ended September 30, 2016, primarily as a result of newly acquired and developed locations.

Fuel gross margin. Fuel gross margin for the nine months ended September 30, 2017, decreased by $7,323, or 2.4%, compared to the nine months ended September 30, 2016, primarily due to the decrease in fuel sales volume. Fuel gross margin per gallon increased modestly by $0.001, or 0.5%, compared to the nine months ended September 30, 2016, primarily due to the impact of our pricing strategies, which more than offset the impact of the federal biodiesel fuel tax credits that were available to us in 2016 which have not been available in 2017.
Nonfuel gross margin. Nonfuel gross margin for the nine months ended September 30, 2017, increased by $23,696, or 3.0%, compared to the nine months ended September 30, 2016, primarily due to recently acquired and developed locations and our pricing and marketing initiatives. Nonfuel gross margin as a percentage of nonfuel revenues was 55.8% and 55.3% for the nine months ended September 30, 2017 and 2016, respectively. Nonfuel gross margin percentage for the nine months ended September 30, 2017, increased compared to the nine months ended September 30, 2016, primarily due to the positive impact of our purchasing and pricing strategies and marketing initiatives.
Site level operating expenses. Site level operating expenses for the nine months ended September 30, 2017, increased by $17,268, or 2.4%, compared to the nine months ended September 30, 2016. Site level operating expenses as a percentage of nonfuel revenue were 50.5% and 50.4% for the nine months ended September 30, 2017 and 2016, respectively. These increases were primarily due to recently acquired and developed locations, partially offset by certain cost control initiatives.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2017, increased by $13,489, or 13.3%, compared to the nine months ended September 30, 2016. The increase in selling, general and administrative expenses was primarily attributable to litigation costs of $9,211 related to our dispute with Comdata and increased personnel costs, partially offset by certain cost control initiatives. See Note 10 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our legal proceedings with Comdata.
Real estate rent expense. Real estate rent expense for the nine months ended September 30, 2017, increased by $11,904, or 6.1%, compared to the nine months ended September 30, 2016. The increase in real estate rent expense was primarily a result of our sale to, and lease back from, HPT of six travel centers and improvements at leased sites since the beginning of 2016.
Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2017, increased by $26,618, or 41.2%, from the nine months ended September 30, 2016. The increase in depreciation and amortization expense primarily resulted from the increased amount of depreciable assets as a result of the locations we acquired and other capital investments we completed (and did not subsequently sell to HPT) in the last 12 months, the write offs of certain assets in the first quarter 2017 and $4,380 of impairment charges related to certain convenience stores. The increase was partially offset by the reduction in our depreciable assets as a result of the sale to, and lease back from, HPT of two travel centers in June 2016. See Note 1 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the impairment charge and Note 7 to the Notes to Consolidated Financial Statements included in Item 15 of our Annual Report for more information about our transactions with HPT.
Acquisition costs. Acquisition costs for the nine months ended September 30, 2017, decreased by $2,015, or 88.1%, from the nine months ended September 30, 2016. The decrease is primarily due to less acquisition activity in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.
Interest expense, net. Interest expense, net for the nine months ended September 30, 2017, increased by $1,947, or 9.4%, from the nine months ended September 30, 2016. The increase in interest expense, net was primarily due to capitalizing a smaller amount of our total interest expense as a result of a reduced amount of assets under construction in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.
Benefit (provision) for income taxes. We historically have calculated the provision for income taxes during interim reporting periods by applying an estimated annual effective tax rate for the full fiscal year to net income (loss) before income taxes for the reporting period. Since we determined that relatively small changes in estimated annual income (loss) before income taxes could result in significant changes in the estimated annual effective tax rate, we have changed how we calculate our income tax benefit (provision) to instead use a discrete rate based on the actual loss before income taxes for the nine months ended September 30, 2017.
During the nine months ended September 30, 2017, we recognized a $58,602 income tax benefit as a result of the resolution of certain previously uncertain tax positions and the related recognition of the affected deferred tax assets and reversal of the related accrued liability. See Note 5 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our benefit for income taxes.

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

Travel Centers
The following table presents changes in the operating results of our travel center segment for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
Number of company operated travel center locations at end of period	228	225	3		228	225	3
Number of franchise operated travel center locations at end of period	28	30	(2)		28	30	(2)

Fuel:
Fuel sales volume (gallons)	477,497	487,114	(2.0)%		1,401,263	1,446,793	(3.1)%
Fuel revenues	$905,325	$808,366	12.0%		$2,567,755	$2,222,962	15.5%
Fuel gross margin	88,130	94,915	(7.1)%		252,619	264,446	(4.5)%
Fuel gross margin per gallon	$0.185	$0.195	(5.1)%		$0.180	$0.183	(1.6)%

Nonfuel:
Nonfuel revenues	$432,128	$427,524	1.1%		$1,235,281	$1,226,735	0.7%
Nonfuel gross margin	252,341	248,967	1.4%		728,692	717,707	1.5%
Nonfuel gross margin percentage	58.4%	58.2%	20	pts	59.0%	58.5%	50	pts

Total revenues	$1,340,622	$1,239,128	8.2%		$3,812,423	$3,460,253	10.2%
Total gross margin	343,640	347,120	(1.0)%		990,698	992,709	(0.2)%
Site level operating expenses	209,542	215,254	(2.7)%		642,095	639,064	0.5%
Site level operating expenses as a percentage of nonfuel revenues	48.5%	50.3%	(180	)pts	52.0%	52.1%	(10	)pts
Site level gross margin in excess of site level operating expenses	$134,098	$131,866	1.7%		$348,603	$353,645	(1.4)%

The following table presents our same site operating results for our travel center segment for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
Number of same site company operated travel center locations	223	223	—		220	220	—

Fuel:
Fuel sales volume (gallons)	473,615	487,114	(2.8)%		1,379,134	1,436,790	(4.0)%
Fuel revenues	$897,646	$808,315	11.1%		$2,527,209	$2,206,538	14.5%
Fuel gross margin	86,869	94,922	(8.5)%		247,941	261,820	(5.3)%
Fuel gross margin per gallon	$0.183	$0.195	(6.2)%		$0.180	$0.182	(1.1)%

Nonfuel:
Nonfuel revenues	$426,871	$427,385	(0.1)%		$1,208,828	$1,213,534	(0.4)%
Nonfuel gross margin	248,692	249,327	(0.3)%		712,519	710,368	0.3%
Nonfuel gross margin percentage	58.3%	58.3%	—		58.9%	58.5%	40	pts

Total gross margin	$335,561	$344,249	(2.5)%		$960,460	$972,188	(1.2)%
Site level operating expenses	206,084	215,074	(4.2)%		625,856	631,202	(0.8)%
Site level operating expenses as a percentage of nonfuel revenues	48.3%	50.3%	(200	)pts	51.8%	52.0%	(20	)pts
Site level gross margin in excess of site level operating expenses	$129,477	$129,175	0.2%		$334,604	$340,986	(1.9)%
Three months ended September 30, 2017, as compared to the three months ended September 30, 2016
Revenues. Fuel revenues for the three months ended September 30, 2017, increased by $96,959, or 12.0%, from the three months ended September 30, 2016. The table below shows the factors that caused changes in total fuel sales volume and revenues of our travel center segment between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended September 30, 2016	487,114	$808,366
Increase due to petroleum products price changes		115,085
Decrease due to same site volume changes	(13,499)	(25,585)
Increase due to locations opened	3,882	7,459
Net change from prior year period	(9,617)	96,959
Results for the three months ended September 30, 2017	477,497	$905,325
Fuel revenues primarily reflected increases in market prices for fuel partially offset by a decrease in sales volume on a same site basis. On a same site basis, fuel sales volume decreased by 13,499 gallons, or 2.8%, during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The decrease in same site fuel sales volume during the three months ended September 30, 2017, resulted from continued fuel efficiency gains, especially by our commercial diesel fuel customers.
Nonfuel revenues for the three months ended September 30, 2017, increased by $4,604, or 1.1%, as compared to the three months ended September 30, 2016, primarily due to newly acquired and developed locations. Nonfuel revenues decreased modestly on a same site basis primarily due to reduced restaurant business while we were converting certain locations from full service to quick service restaurants.

Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the three months ended September 30, 2017, increased by $2,232, or 1.7%, from the three months ended September 30, 2016, primarily due to a $4,611 reversal of excess transaction fees withheld by Comdata prior to July 1, 2017, that we expect to recover from Comdata and an increase in nonfuel gross margin, partially offset by a decrease in fuel gross margin due to the federal biodiesel fuel tax credits that were available to us in 2016 which have not been available in 2017.
On a same site basis, site level gross margin in excess of site level operating expenses increased by $302, or 0.2%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, resulting from a decrease in site level operating expenses primarily due to a $4,527 reversal of excess transaction fees we expect to recover from Comdata, and a $4,463 reduction in site level operating expenses primarily due to operating cost control measures, partially offset by decreases in fuel gross margin due to the federal biodiesel fuel tax credits that were available to us in 2016 which have not been available to us in 2017.
Nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016
Revenues. Fuel revenues for the nine months ended September 30, 2017, increased by $344,793, or 15.5%, from the nine months ended September 30, 2016. The table below shows the factors that caused changes in total fuel sales volume and revenues of our travel center segment between periods.

	Gallons Sold	Fuel Revenues
Results for the nine months ended September 30, 2016	1,446,793	$2,222,962
Increase due to petroleum products price changes		426,032
Decrease due to same site volume changes	(57,656)	(105,411)
Increase due to locations opened	12,126	24,172
Net change from prior year period	(45,530)	344,793
Results for the nine months ended September 30, 2017	1,401,263	$2,567,755
Fuel revenues primarily reflected increases in market prices for fuel partially offset by a decrease in sales volume on a same site basis. On a same site basis, fuel sales volume decreased by 57,656 gallons, or 4.0%, during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The decrease in same site fuel sales volume during the nine months ended September 30, 2017, resulted from continued fuel efficiency gains, especially by our commercial diesel fuel customers.
Nonfuel revenues for the nine months ended September 30, 2017, increased by $8,546, or 0.7%, as compared to the nine months ended September 30, 2016. Nonfuel revenues increased as a result of newly acquired and developed locations. Nonfuel revenues decreased modestly on a same site basis primarily due to reduced restaurant business while we were converting certain locations from full service to quick service restaurants.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the nine months ended September 30, 2017, decreased by $5,042, or 1.4%, from the nine months ended September 30, 2016, primarily due to a decrease in fuel gross margin and an increase in site level operating expenses at newly acquired and developed sites, partially offset by an increase in nonfuel gross margin.
On a same site basis, site level gross margin in excess of site level operating expenses decreased by $6,382, or 1.9%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily resulting from a decrease in fuel gross margin due to the federal biodiesel fuel tax credits that were available to us in 2016 which have not been available in 2017. This decrease was partially offset by a decrease in site level operating expenses and an increase in nonfuel gross margin.

Convenience Stores
The following table presents changes in the operating results of our convenience store segment for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
Number of company operated convenience store locations at end of period	232	232	—		232	232	—
Number of dealer operated convenience store locations at end of period	1	1	—		1	1	—

Fuel:
Fuel sales volume (gallons)	67,645	68,680	(1.5)%		190,840	189,867	0.5%
Fuel revenues	$129,783	$119,375	8.7%		$355,776	$311,199	14.3%
Fuel gross margin	16,631	15,059	10.4%		43,411	38,905	11.6%
Fuel gross margin per gallon	$0.246	$0.219	12.3%		$0.227	$0.205	10.7%

Nonfuel:
Nonfuel revenues	$73,553	$73,922	(0.5)%		$206,139	$197,718	4.3%
Nonfuel gross margin	25,838	25,015	3.3%		72,068	67,721	6.4%
Nonfuel gross margin percentage	35.1%	33.8%	130	pts	35.0%	34.3%	70	pts

Total revenues	$203,390	$193,355	5.2%		$562,077	$509,166	10.4%
Total gross margin	42,523	40,132	6.0%		115,641	106,875	8.2%
Site level operating expenses	28,768	27,883	3.2%		84,816	79,687	6.4%
Site level operating expenses as a percentage of nonfuel revenues	39.1%	37.7%	140	pts	41.1%	40.3%	80	pts
Site level gross margin in excess of site level operating expenses	$13,755	$12,249	12.3%		$30,825	$27,188	13.4%

The following table presents our same site operating results for our convenience store segment for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
Number of same site company operated convenience store locations	229	229	—		200	200	—

Fuel:
Fuel sales volume (gallons)	67,645	68,680	(1.5)%		170,759	175,655	(2.8)%
Fuel revenues	$129,783	$119,375	8.7%		$318,594	$286,691	11.1%
Fuel gross margin	16,631	15,059	10.4%		39,176	36,297	7.9%
Fuel gross margin per gallon	$0.246	$0.219	12.3%		$0.229	$0.207	10.6%

Nonfuel:
Nonfuel revenues	$73,553	$73,922	(0.5)%		$181,855	$181,010	0.5%
Nonfuel gross margin	25,838	25,015	3.3%		64,669	63,037	2.6%
Nonfuel gross margin percentage	35.1%	33.8%	130	pts	35.6%	34.8%	80	pts

Total gross margin	$42,469	$40,074	6.0%		$103,845	$99,334	4.5%
Site level operating expenses	28,758	27,876	3.2%		75,476	73,215	3.1%
Site level operating expenses as a percentage of nonfuel revenues	39.1%	37.7%	140	pts	41.5%	40.4%	110	pts
Site level gross margin in excess of site level operating expenses	$13,711	$12,198	12.4%		$28,369	$26,119	8.6%
Three months ended September 30, 2017, as compared to the three months ended September 30, 2016
Revenues. Fuel revenues for the three months ended September 30, 2017, increased by $10,408, or 8.7%, from the three months ended September 30, 2016. The table below shows the factors that caused changes in total fuel sales volume and revenues of our convenience store segment between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended September 30, 2016	68,680	$119,375
Increase due to petroleum products price changes		12,345
Decrease due to same site volume changes	(1,035)	(1,937)
Net change from prior year period	(1,035)	10,408
Results for the three months ended September 30, 2017	67,645	$129,783
The increase in fuel revenues in our convenience store segment was due to increases in market prices for fuel, partially offset by a decrease in fuel sales volume on a same site basis. On a same site basis, fuel sales volume decreased by 1,035 gallons, or 1.5%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The decrease in same site fuel sales volume was primarily due to lower demand in the three months ended September 30, 2017.
Nonfuel revenues for the three months ended September 30, 2017, decreased modestly by $369, or 0.5%, from the three months ended September 30, 2016, on both a consolidated and same site basis. The decrease in nonfuel revenues is primarily the result of the mix of products and services sold.
.

Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the three months ended September 30, 2017, increased by $1,506, or 12.3%, from the three months ended September 30, 2016. On a same site basis, site level gross margin in excess of site level operating expenses increased by $1,513, or 12.4%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. These increases were due to an increase in fuel and nonfuel gross margin as operations at newer sites continue to improve, partially offset by an increase in site level operating expenses.
Nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016
Revenues. Fuel revenues for the nine months ended September 30, 2017, increased by $44,577, or 14.3%, from the nine months ended September 30, 2016. The table below shows the factors that caused changes in total fuel sales volume and revenues of our convenience store segment between periods.

	Gallons Sold	Fuel Revenues
Results for the nine months ended September 30, 2016	189,867	$311,199
Increase due to petroleum products price changes		40,892
Decrease due to same site volume changes	(4,896)	(8,988)
Increase due to locations opened	5,869	12,673
Net change from prior year period	973	44,577
Results for the nine months ended September 30, 2017	190,840	$355,776
The increase in fuel revenues in our convenience store segment was due to increases in market prices for fuel and increases in sales volume from recently acquired locations, partially offset by a decrease in fuel sales volume on a same site basis. On a same site basis, fuel sales volume decreased by 4,896 gallons, or 2.8%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The decrease in same site fuel sales volume was primarily due to lower demand.
Nonfuel revenues for the nine months ended September 30, 2017, increased by $8,421, or 4.3%, from the nine months ended September 30, 2016. The increase in nonfuel revenues is primarily the result of acquired locations. On a same site basis, nonfuel revenues increased, despite the decline in fuel sales volume, as operations at newer sites continued to stabilize.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the nine months ended September 30, 2017, increased by $3,637, or 13.4%, from the nine months ended September 30, 2016, due to improvements at same sites and acquired locations.
On a same site basis, site level gross margin in excess of site level operating expenses increased by $2,250, or 8.6%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, due to increases in fuel and nonfuel gross margin as operations at newer sites continue to improve, partially offset by an increase in site level operating expenses.

Liquidity and Capital Resources
Our principal liquidity requirements are to meet our operating and financing costs and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are our:

•	cash balance;

•	operating cash flow;

•	our revolving credit facility, or our Credit Facility, with a current maximum availability of $200,000, subject to limits based on our qualified collateral;

•	sales to HPT of improvements we make to the sites we lease from HPT;

•	potential issuances of new debt and equity securities; and

•	potential financing or selling of unencumbered real estate that we own.
We believe that the primary risks we currently face with respect to our operating cash flow are:

•	continuing decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency, fuel conservation and alternative fuels;

•	decreased demand for our products and services that we may experience as a result of competition;

•	the fixed nature of a significant portion of our expenses, which may restrict our ability to realize a sufficient reduction in our expenses to offset a reduction in our revenues;

•	the possible inability of acquired or developed properties to generate the stabilized financial results we expected at the time of acquisition;

•	the risk of an economic slowdown or recession in the U.S. economy; and

•	the risk of continued litigation costs associated with the Comdata litigation.
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $74,652 at September 30, 2017, and net cash provided by operating activities in the first nine months of 2017, there can be no assurance that we will be able to maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary.
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
Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. The Credit Facility requires that interest be paid on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At September 30, 2017, based on our qualified collateral, a total of $125,377 was available to us for loans and letters of credit under the Credit Facility. At September 30, 2017, there were no loans outstanding under the Credit Facility but we had outstanding $15,215 of letters of credit issued under that facility, which reduces the amount available for borrowing under the Credit Facility, leaving $110,162 available for our use as of that date.

Sources and Uses of Cash
Cash Flow from Operating Activities. During the nine months ended September 30, 2017 and 2016, we had net cash inflows from operating activities of $46,427 and $109,107, respectively. The decrease in net cash provided by operations of $62,680 was primarily due to lower operating income and higher working capital requirements.
Cash Flow from Investing Activities. During the nine months ended September 30, 2017 and 2016, we had net cash outflows from investing activities of $35,005 and $143,605, respectively. The decrease in net cash outflows from investing activities resulted from lower capital expenditures due to a lower level of renovations at recently acquired sites, as the majority of those projects were completed in 2016, and lower acquisition activity, partially offset by lower proceeds from asset sales to HPT. See Note 3 and Note 7 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our acquisitions and transactions with HPT, respectively.
Cash Flow from Financing Activities. During the nine months ended September 30, 2017 and 2016, we had net cash inflows and outflows from financing activities of $1,685 (inflows) and $326 (outflows), respectively. The change between periods was due to higher proceeds from sale leaseback transactions with HPT during the nine months ended September 30, 2017.

Off Balance Sheet Arrangements
As of September 30, 2017, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than with respect to debt owed by PTP, an entity in which we own a noncontrolling interest. See Note 6 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report and Note 10 to the Notes to Consolidated Financial Statements included in Item 15 of our Annual Report for more information about our relationship and transactions with PTP.

Related Party Transactions
We have relationships and historical and continuing transactions with HPT, RMR and others related to them. For example: HPT is our former parent company, our largest shareholder and our principal landlord; RMR provides management services to both us and to HPT and RMR employs certain of our and HPT's executive officers. We also have relationships and historical and continuing transactions with other companies to which RMR provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us or RMR, including AIC, of which we, HPT and five other companies to which RMR provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. We also have a relationship with PTP, a joint venture in which we own 40% that owns travel centers, convenience stores and a restaurant that we operate for a fee. We supply PTP with its fuel at no markup. For further information about these and other such relationships and related person transactions, see Notes 6, 7, 8 and 9 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned "Risk Factors" of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business management agreement and former property management agreement with RMR, our various agreements with HPT and our shareholders agreement with AIC and its six other shareholders are available as exhibits to our filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR or its affiliates provide management services.

Environmental and Climate Change Matters
Legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our fuel products, may require us to expend significant amounts and may otherwise negatively impact our business. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's, or EPA's, gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel, as well as new fuel efficiency standards for medium and heavy duty commercial trucks, have caused us to add certain services and provide certain products to our customers at a cost to us that we may be unable to pass through to our customers. Also, various private initiatives and government regulations to promote fuel efficiency that raise the cost of trucking as compared to other types of freight transport, may decrease the demand for our fuel products and negatively impact our business. For example, in August 2016 the EPA and the National Highway Traffic Safety Administration established final regulations that will phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty trucks beginning in model year 2021 (model year 2018 for certain trailers) through model year 2027, and these regulations are estimated to reduce fuel usage between 9% and 25% (depending on vehicle category) by model year 2027. We may not be able to completely offset the loss of business we may suffer as a result of increasing engine efficiency and other fuel conservation efforts.
Under the Trump Administration, the EPA and the U.S. Department of Transportation have publicly announced that they will review and reconsider various rules relating to greenhouse gas emissions and fuel efficiency standards for trucks and other motor vehicles, including the rule discussed above. It is unclear if any changes will occur as a result of the Trump Administration's review and, if changes occur, what impact those changes would have on our industry, us or our business.
Some observers believe severe weather activities in different parts of the country over the last few years evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own, lease or operate, or the volume of business at our locations. We mitigate these risks by owning, leasing and operating a diversified portfolio of properties, by procuring insurance coverage we believe adequately protects us from material damages and losses and by attempting to monitor and be prepared for such events. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.
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

Item 4.  Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2017.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2017, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "ESTIMATE," "WILL," "MAY" AND NEGATIVES AND DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS THAT APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE STATEMENTS THAT:

•
OUR OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017, REFLECT INCREASES IN FUEL AND NONFUEL REVENUES AND NONFUEL GROSS MARGIN OVER THE SAME PERIOD LAST YEAR, WHICH MAY IMPLY THAT OUR FUEL AND NONFUEL REVENUES AND NONFUEL GROSS MARGIN ARE IMPROVING AND WILL CONTINUE TO IMPROVE. FUEL PRICES, CUSTOMER DEMAND AND COMPETITIVE CONDITIONS, AMONG OTHER FACTORS, MAY SIGNIFICANTLY IMPACT OUR FUEL AND NONFUEL REVENUES AND THE COSTS OF OUR NONFUEL PRODUCTS MAY INCREASE IN THE FUTURE BECAUSE OF INFLATION OR OTHER REASONS. IF FUEL PRICES OR FUEL OR NONFUEL SALES VOLUMES DECLINE, IF WE ARE NOT ABLE TO PASS INCREASED FUEL OR NONFUEL COSTS TO OUR CUSTOMERS, OR IF OUR NONFUEL SALES MIX CHANGES IN A MANNER THAT NEGATIVELY IMPACTS OUR NONFUEL GROSS MARGIN, OUR FUEL AND NONFUEL REVENUES AND OUR NONFUEL GROSS MARGIN MAY DECLINE;

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

•
WE HAVE MADE ACQUISITIONS AND DEVELOPED NEW LOCATIONS AND EXPECT THAT IN THE FUTURE WE MAY MAKE ACQUISITIONS AND DEVELOP LOCATIONS. THESE STATEMENTS MAY IMPLY THAT ANY FUTURE ACQUISITIONS AND DEVELOPMENT PROJECTS WILL BE COMPLETED AND THAT THESE COMPLETED ACQUISITIONS AND DEVELOPMENT PROJECTS WILL IMPROVE OUR FUTURE PROFITS. THERE ARE MANY FACTORS THAT MAY RESULT IN OUR NOT BEING ABLE TO ACQUIRE, RENOVATE AND DEVELOP ADDITIONAL LOCATIONS THAT YIELD PROFITS, INCLUDING COMPETITION FROM OTHER BUYERS OR DEVELOPERS, OUR INABILITY TO NEGOTIATE ACCEPTABLE PURCHASE TERMS AND THE POSSIBILITY THAT WE MAY NEED TO USE OUR AVAILABLE FUNDS FOR OTHER PURPOSES. WE MAY DETERMINE TO DELAY OR NOT TO PROCEED WITH RENOVATIONS OR DEVELOPMENT PROJECTS. MOREOVER, MANAGING AND INTEGRATING ACQUIRED AND DEVELOPED LOCATIONS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED AND INVOLVE RISKS OF FINANCIAL LOSSES. WE MAY NOT OPERATE OUR ACQUIRED OR DEVELOPED LOCATIONS AS PROFITABLY AS WE NOW EXPECT;

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

•
WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200.0 MILLION. THE AVAILABILITY OF THIS MAXIMUM AMOUNT IS SUBJECT TO LIMITS BASED ON OUR QUALIFIED COLLATERAL, INCLUDING OUR ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORY, THAT VARIES IN AMOUNT FROM TIME TO TIME. ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200.0 MILLION. AT SEPTEMBER 30, 2017, BASED ON OUR ELIGIBLE COLLATERAL AT THAT DATE, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY WAS $125.4 MILLION, OF WHICH WE HAD USED $15.2 MILLION FOR OUTSTANDING LETTERS OF CREDIT. THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300.0 MILLION, THE AVAILABILITY OF WHICH IS SUBJECT TO LIMITS BASED ON OUR AVAILABLE COLLATERAL AND LENDER PARTICIPATION. HOWEVER, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE SIZE OF OUR CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY NEED OR WANT TO DO SO;

•
WE MAY FINANCE OR SELL UNENCUMBERED REAL ESTATE THAT WE OWN. HOWEVER, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE OR WHAT THE TERMS OF ANY SUCH SALE OR FINANCING WOULD BE; AND

•
ON SEPTEMBER 11, 2017, THE COURT OF CHANCERY OF THE STATE OF DELAWARE ISSUED A MEMORANDUM OPINION IN OUR LITIGATION AGAINST COMDATA, WHICH, AMONG OTHER THINGS, ENTITLES US TO AN ORDER REQUIRING COMDATA TO SPECIFICALLY PERFORM UNDER OUR MERCHANT AGREEMENT WITH COMDATA AND AWARDS DAMAGES TO US AND AGAINST COMDATA FOR THE DIFFERENCE BETWEEN THE HIGHER TRANSACTION FEES PAID BY US TO COMDATA SINCE FEBRUARY 1, 2017, AND WHAT WE SHOULD HAVE PAID UNDER THE MERCHANT AGREEMENT. THIS OPINION ALSO FOUND THAT THE MERCHANT AGREEMENT PROVIDES FOR AN AWARD OF REASONABLE ATTORNEY'S FEES AND COSTS TO US. WE AND COMDATA HAVE REACHED AGREEMENT ON THE AMOUNT OF EXCESS TRANSACTION FEES TO BE PAID TO US, BUT WE AND COMDATA HAVE NOT REACHED AN AGREEMENT ON WHEN FINAL JUDGMENT SHOULD ENTER IN THIS LITIGATION OR ON THE AMOUNT OF OUR ATTORNEYS' FEES AND OTHER COSTS THAT COMDATA SHOULD PAY US. THE COURT HAS NOT ISSUED ITS FINAL JUDGMENT AND THE COURT MAY NOT AWARD US SOME OR ALL OF OUR ATTORNEY'S FEES AND COSTS. FURTHERMORE, COMDATA MAY APPEAL THE COURT'S JUDGMENT AND THE COURT'S DECISION MAY BE REVERSED OR AMENDED UPON APPEAL. THE CONTINUATION OF THIS LITIGATION IS DISTRACTING TO OUR MANAGEMENT AND EXPENSIVE, AND THIS DISTRACTION AND EXPENSE MAY CONTINUE.

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

•
COMPETITION WITHIN THE TRAVEL CENTER, CONVENIENCE STORE AND RESTAURANT INDUSTRIES MAY ADVERSELY IMPACT OUR FINANCIAL RESULTS. OUR BUSINESS REQUIRES SUBSTANTIAL AMOUNTS OF WORKING CAPITAL AND OUR COMPETITORS MAY HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO;

•
FUTURE INCREASES IN FUEL PRICES MAY REDUCE THE DEMAND FOR THE PRODUCTS AND SERVICES THAT WE SELL BECAUSE HIGH FUEL PRICES MAY ENCOURAGE FUEL CONSERVATION, DIRECT FREIGHT BUSINESS AWAY FROM TRUCKING OR OTHERWISE ADVERSELY AFFECT THE BUSINESS OF OUR CUSTOMERS;

•
FUTURE COMMODITY FUEL PRICE INCREASES, FUEL PRICE VOLATILITY OR OTHER FACTORS MAY CAUSE US TO NEED MORE WORKING CAPITAL TO MAINTAIN OUR INVENTORY AND CARRY OUR ACCOUNTS RECEIVABLE THAN WE NOW EXPECT AND THE GENERAL AVAILABILITY OF, DEMAND FOR AND PRICING OF MOTOR FUELS MAY CHANGE IN WAYS WHICH LOWER THE PROFITABILITY ASSOCIATED WITH OUR SELLING MOTOR FUELS;

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

•
MOST OF OUR TRUCKING COMPANY CUSTOMERS TRANSACT BUSINESS WITH US BY USE OF FUEL CARDS ISSUED BY THIRD PARTY FUEL CARD COMPANIES. FUEL CARD COMPANIES FACILITATE PAYMENTS TO US AND CHARGE US FEES FOR THESE SERVICES. THE FUEL CARD INDUSTRY HAS ONLY A FEW SIGNIFICANT PARTICIPANTS. WE BELIEVE ALMOST ALL TRUCKING COMPANIES USE ONLY ONE FUEL CARD PROVIDER AND HAVE BECOME INCREASINGLY DEPENDENT UPON SERVICES PROVIDED BY THEIR RESPECTIVE FUEL CARD PROVIDER TO MANAGE THEIR FLEETS. COMPETITION, OR LACK THEREOF, AMONG FUEL CARD COMPANIES MAY RESULT IN FUTURE INCREASES IN OUR TRANSACTION FEE EXPENSES OR WORKING CAPITAL REQUIREMENTS, OR BOTH;

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

•
ALTHOUGH WE BELIEVE THAT WE BENEFIT FROM OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING HPT, RMR, AIC AND OTHERS AFFILIATED WITH THEM, ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH RELATED PARTIES MAY PRESENT A CONTRARY APPEARANCE OR RESULT IN LITIGATION, AND THE BENEFITS WE BELIEVE WE MAY REALIZE FROM THE RELATIONSHIPS MAY NOT MATERIALIZE.

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

Exhibit 4.2
Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed January 15, 2013)

Exhibit 4.3
First Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed January 15, 2013)

Exhibit 4.4
Second Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of December 16, 2014 (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A (File No. 001-33274) filed December 16, 2014)

Exhibit 4.5
Third Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of October 5, 2015 (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A (File No. 001-33274) filed October 5, 2015)

Exhibit 4.6	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

Exhibit 4.7	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

Exhibit 4.8	Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

Exhibit 10.1	Eighth Amendment to Amended and Restated Lease Agreement No. 4, dated September 28, 2017, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (filed herewith)

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 101.1
The following materials from TravelCenters of America LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (filed herewith)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

		By:	/s/ ANDREW J. REBHOLZ
Date:	November 7, 2017		Name:	Andrew J. Rebholz
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)