Form 10-K
period 2017-12-31
TRAVELCENTERS OF AMERICA LLC
filed 2018-02-28
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting common shares of beneficial ownership, no par value, or common shares, of the registrant held by non-affiliates was $133.1 million based on the $4.10 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2017. For purposes of this calculation, an aggregate of 3,563,122 common shares held directly by, or by affiliates of, the directors and the officers of the registrant, plus 3,420,000 common shares held by Hospitality Properties Trust, have been included in the number of common shares held by affiliates.
Number of the registrant's common shares outstanding as of February 27, 2018: 39,983,742.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, or our definitive Proxy Statement.

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
WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS ANNUAL REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "ESTIMATE," "WILL," "MAY" AND NEGATIVES AND DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS THAT APPEAR IN THIS ANNUAL REPORT THAT MAY NOT OCCUR INCLUDE STATEMENTS THAT:

•
OUR OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 2017, REFLECT INCREASES IN FUEL AND NONFUEL REVENUES AND NONFUEL GROSS MARGIN OVER THE SAME PERIOD LAST YEAR, WHICH MAY IMPLY THAT OUR FUEL AND NONFUEL REVENUES AND NONFUEL GROSS MARGIN ARE IMPROVING AND WILL CONTINUE TO IMPROVE. FUEL PRICES, CUSTOMER DEMAND AND COMPETITIVE CONDITIONS, AMONG OTHER FACTORS, MAY SIGNIFICANTLY IMPACT OUR FUEL AND NONFUEL REVENUES AND THE COSTS OF OUR NONFUEL PRODUCTS MAY INCREASE IN THE FUTURE BECAUSE OF INFLATION OR OTHER REASONS. IF FUEL PRICES OR FUEL OR NONFUEL SALES VOLUMES DECLINE, IF WE ARE NOT ABLE TO PASS INCREASED FUEL OR NONFUEL COSTS TO OUR CUSTOMERS, OR IF OUR NONFUEL SALES MIX CHANGES IN A MANNER THAT NEGATIVELY IMPACTS OUR NONFUEL GROSS MARGIN, OUR FUEL AND NONFUEL REVENUES AND OUR NONFUEL GROSS MARGIN MAY DECLINE;

•
WE EXPECT THAT LOCATIONS WE ACQUIRE WILL PRODUCE STABILIZED FINANCIAL RESULTS AFTER A PERIOD OF TIME FOLLOWING ACQUISITION. THIS STATEMENT MAY IMPLY THAT STABILIZATION OF OUR ACQUIRED SITES WILL OCCUR AS EXPECTED, AND IF SO, WILL GENERATE INCREASED OPERATING INCOME. HOWEVER, MANY OF THE LOCATIONS WE HAVE ACQUIRED OR MAY ACQUIRE IN THE FUTURE PRODUCED OPERATING RESULTS THAT CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES AND OUR ABILITY TO OPERATE THESE LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. ACCORDINGLY, OUR ACQUIRED LOCATIONS MAY NOT GENERATE INCREASED OPERATING INCOME OR IT MAY TAKE LONGER THAN WE EXPECT TO REALIZE ANY SUCH INCREASES;

•
WE HAVE MADE ACQUISITIONS AND DEVELOPED NEW LOCATIONS, AND EXPECT THAT IN THE FUTURE WE MAY MAKE ACQUISITIONS AND DEVELOP NEW LOCATIONS. THESE STATEMENTS MAY IMPLY THAT ANY FUTURE ACQUISITIONS AND DEVELOPMENT PROJECTS WILL BE COMPLETED AND THAT THESE COMPLETED ACQUISITIONS AND DEVELOPMENT PROJECTS WILL IMPROVE OUR FUTURE PROFITS. THERE ARE MANY FACTORS THAT MAY RESULT IN OUR NOT BEING ABLE TO ACQUIRE, RENOVATE AND DEVELOP ADDITIONAL LOCATIONS THAT YIELD PROFITS, INCLUDING COMPETITION FROM OTHER BUYERS OR DEVELOPERS, OUR INABILITY TO NEGOTIATE ACCEPTABLE PURCHASE TERMS AND THE POSSIBILITY THAT WE MAY NEED TO USE OUR AVAILABLE FUNDS FOR OTHER PURPOSES OR MAY NOT BE ABLE TO OBTAIN CAPITAL FROM OTHER SOURCES. WE MAY DETERMINE TO DELAY OR NOT TO PROCEED WITH RENOVATIONS OR DEVELOPMENT PROJECTS. MOREOVER, MANAGING AND INTEGRATING ACQUIRED AND DEVELOPED LOCATIONS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED AND INVOLVE RISKS OF FINANCIAL LOSSES. WE MAY NOT OPERATE OUR ACQUIRED OR DEVELOPED LOCATIONS AS PROFITABLY AS WE NOW EXPECT;

•
WE PLAN TO CONTINUE TO INVEST IN EXISTING LOCATIONS AND MAY INVEST IN NEW LOCATIONS. AN IMPLICATION OF THIS STATEMENT MAY BE THAT WE HAVE OR WILL HAVE SUFFICIENT CAPITAL TO MAKE THE INVESTMENTS WE HAVE IDENTIFIED AS WELL AS OTHER INVESTMENTS THAT WE HAVE NOT YET IDENTIFIED. HOWEVER, WE CANNOT BE SURE THAT WE WILL HAVE SUFFICIENT CAPITAL FOR SUCH INVESTMENTS. IN ADDITION, OUR GROWTH STRATEGIES AND BUSINESS REQUIRE REGULAR AND SUBSTANTIAL CAPITAL INVESTMENTS. WE ESTIMATE THAT DURING 2018 WE WILL MAKE SUSTAINING CAPITAL INVESTMENTS OF APPROXIMATELY $55.0 MILLION TO OUR EXISTING LOCATIONS, SOME OF WHICH IS EXPECTED TO BE OF THE TYPE OF IMPROVEMENTS WE TYPICALLY REQUEST HOSPITALITY PROPERTIES TRUST, OR HPT, PURCHASE FROM US, AND OUR CAPITAL EXPENDITURES PLAN FOR 2018

CONTEMPLATES AGGREGATE INVESTMENTS OF APPROXIMATELY $150.0 MILLION AND SALES TO HPT OF IMPROVEMENTS TO SITES LEASED FROM HPT OF APPROXIMATELY $50.0 MILLION. THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT. SOME CAPITAL PROJECTS COST MORE THAN ANTICIPATED AND THE PROCEEDS FROM OUR SALES OF IMPROVEMENTS TO HPT, IF ANY, MAY BE LESS THAN ANTICIPATED. HPT IS NOT OBLIGATED TO PURCHASE IMPROVEMENTS FROM US. CURRENTLY UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO UNDERTAKE IN THE FUTURE (AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, DEMANDS OF OUR CUSTOMERS, OR FOR OTHER REASONS) MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED. SOME CAPITAL PROJECTS TAKE MORE TIME TO COMPLETE THAN ANTICIPATED. AS A RESULT OF MARKET CONDITIONS OR OTHER CONSIDERATIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND ANY SUCH DEFERRALS MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE. ALSO, WE MAY BE UNABLE TO ACCESS REASONABLY PRICED CAPITAL TO MAKE SUCH INVESTMENTS IN THE FUTURE;

•
ON SEPTEMBER 11, 2017, THE COURT OF CHANCERY OF THE STATE OF DELAWARE, OR THE COURT, ISSUED A MEMORANDUM OPINION IN OUR LITIGATION AGAINST COMDATA INC., OR COMDATA, WHICH, AMONG OTHER THINGS, ENTITLES US TO AN ORDER REQUIRING COMDATA TO SPECIFICALLY PERFORM UNDER OUR MERCHANT AGREEMENT WITH COMDATA AND AWARDS DAMAGES TO US AND AGAINST COMDATA FOR THE DIFFERENCE BETWEEN THE HIGHER TRANSACTION FEES PAID BY US TO COMDATA SINCE FEBRUARY 1, 2017, AND WHAT WE SHOULD HAVE PAID UNDER THE MERCHANT AGREEMENT. THIS OPINION ALSO FOUND THAT THE MERCHANT AGREEMENT PROVIDES FOR AN AWARD OF REASONABLE ATTORNEYS' FEES AND COSTS TO US. WE AND COMDATA HAVE REACHED AGREEMENT ON THE AMOUNT OF EXCESS TRANSACTION FEES TO BE PAID TO US, AND COMDATA HAS PAID US THAT AMOUNT, BUT WE AND COMDATA HAVE NOT REACHED AN AGREEMENT ON WHEN FINAL JUDGMENT SHOULD ENTER IN THIS LITIGATION OR ON THE AMOUNT OF OUR ATTORNEYS' FEES AND OTHER COSTS THAT COMDATA SHOULD PAY US. THE COURT HAS NOT ISSUED ITS FINAL JUDGMENT AND THE COURT MAY NOT AWARD US SOME OR ALL OF OUR ATTORNEYS' FEES AND COSTS. FURTHERMORE, COMDATA MAY APPEAL THE COURT'S JUDGMENT AND THE COURT'S DECISION MAY BE REVERSED OR AMENDED UPON APPEAL. THE CONTINUATION OF THIS LITIGATION IS DISTRACTING TO OUR MANAGEMENT AND EXPENSIVE, AND THIS DISTRACTION AND EXPENSE MAY CONTINUE;

•
WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200.0 MILLION, WHICH WE REFER TO AS OUR CREDIT FACILITY. THE AVAILABILITY OF THIS MAXIMUM AMOUNT IS SUBJECT TO LIMITS BASED ON OUR QUALIFIED COLLATERAL, INCLUDING OUR ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORY, THAT VARIES IN AMOUNT FROM TIME TO TIME. ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200.0 MILLION. AT DECEMBER 31, 2017, BASED ON OUR ELIGIBLE COLLATERAL AT THAT DATE, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY WAS $112.7 MILLION, OF WHICH WE HAD USED $17.8 MILLION FOR OUTSTANDING LETTERS OF CREDIT. THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300.0 MILLION, THE AVAILABILITY OF WHICH IS SUBJECT TO LIMITS BASED ON OUR AVAILABLE COLLATERAL AND LENDER PARTICIPATION. HOWEVER, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE SIZE OF OUR CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY NEED OR WANT TO DO SO;

•
WE EXPECT TO RECOGNIZE IN OUR FIRST QUARTER 2018 FINANCIAL STATEMENTS APPROXIMATELY $23.3 MILLION RELATED TO THE FEDERAL BIODIESEL TAX CREDIT THAT WAS RETROACTIVELY REINSTATED FOR 2017 IN LEGISLATION PASSED ON FEBRUARY 8, 2018. THIS STATEMENT MAY IMPLY THAT WE WILL RECOGNIZE INCREASED FUEL GROSS MARGIN OR AN INCREASE IN NET INCOME IN OUR FIRST QUARTER 2018 AND THROUGHOUT 2018. HOWEVER, FUEL PRICES, CUSTOMER DEMAND AND COMPETITIVE CONDITIONS, AMONG OTHER FACTORS, MAY SIGNIFICANTLY IMPACT OUR FUEL REVENUE AND THE COSTS OF OUR FUEL. IF FUEL PRICES OR FUEL VOLUMES DECLINE, IF WE ARE NOT ABLE TO PASS INCREASED FUEL COSTS TO OUR CUSTOMERS, OUR FUEL GROSS MARGIN OR OUR NET INCOME MAY DECLINE. IN ADDITION, WE MAY NOT RECOVER THE FULL AMOUNT OF REFUNDS OF 2017 PURCHASE PAYMENTS WE EXPECT FROM OUR SUPPLIERS. FURTHER, TO DATE, THE BIODIESEL TAX CREDIT HAS NOT BEEN REINSTATED FOR 2018 AND IT IS UNKNOWN WHETHER IT WILL BE REINSTATED AND, IF IT IS, WHEN THAT REINSTATEMENT MAY OCCUR AND BE EFFECTIVE;

•
WE MAY FINANCE OR SELL UNENCUMBERED REAL ESTATE THAT WE OWN. HOWEVER, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE OR WHAT THE TERMS OF ANY SUCH SALE OR FINANCING WOULD BE;

•
IMPROVED OPERATING RESULTS, COST SAVINGS AND INCREASING GROSS MARGINS MAY IMPLY THAT WE WILL BE PROFITABLE IN THE FUTURE. IN FACT, SINCE WE BECAME A PUBLICLY OWNED COMPANY IN 2007, WE HAVE BEEN ABLE TO PRODUCE ONLY OCCASIONAL PROFITS AND WE HAVE ACCUMULATED SIGNIFICANT LOSSES. WE MAY BE UNABLE TO PRODUCE FUTURE PROFITS AND OUR LOSSES MAY INCREASE; AND

•
WE EXPECT THAT OUR RESTAURANT RENOVATION, REBRANDING AND COST INITIATIVES WILL IMPROVE THE PROFITABILITY OF THE AFFECTED RESTAURANTS. HOWEVER, THE PROFITABILITY OF THOSE RESTAURANTS MAY NOT IMPROVE AND ANY IMPROVED PROFITABILITY THAT MAY BE REALIZED MAY NOT EXCEED THE COSTS WE INCURRED TO RENOVATE AND REBRAND THOSE RESTAURANTS.

THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

•
CONTINUED IMPROVED FUEL EFFICIENCY OF MOTOR VEHICLE ENGINES AND OTHER FUEL CONSERVATION AND ALTERNATIVE FUEL PRACTICES AND SOURCES EMPLOYED OR USED BY OUR CUSTOMERS AND ALTERNATIVE FUEL TECHNOLOGIES OR OTHER MEANS OF TRANSPORTATION THAT MAY BE DEVELOPED AND WIDELY ADOPTED IN THE FUTURE MAY CONTINUE TO REDUCE THE DEMAND FOR THE FUEL THAT WE SELL AND MAY ADVERSELY AFFECT OUR BUSINESS;

•
COMPETITION WITHIN THE TRAVEL CENTER, CONVENIENCE STORE AND RESTAURANT INDUSTRIES MAY ADVERSELY IMPACT OUR FINANCIAL RESULTS. OUR BUSINESS REQUIRES SUBSTANTIAL AMOUNTS OF WORKING CAPITAL AND OUR COMPETITORS MAY HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO;

•	FUTURE INCREASES IN FUEL PRICES MAY REDUCE THE DEMAND FOR THE PRODUCTS AND SERVICES THAT WE SELL;

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

•
MOST OF OUR TRUCKING COMPANY CUSTOMERS TRANSACT BUSINESS WITH US BY USE OF FUEL CARDS ISSUED BY THIRD PARTY FUEL CARD COMPANIES. FUEL CARD COMPANIES FACILITATE PAYMENTS TO US AND CHARGE US FEES FOR THESE SERVICES. THE FUEL CARD INDUSTRY HAS ONLY A FEW SIGNIFICANT PARTICIPANTS. WE BELIEVE ALMOST ALL TRUCKING COMPANIES USE ONLY A SINGLE FUEL CARD PROVIDER AND HAVE BECOME INCREASINGLY DEPENDENT UPON SERVICES PROVIDED BY THEIR RESPECTIVE FUEL CARD PROVIDER TO MANAGE THEIR FLEETS. COMPETITION, OR LACK THEREOF, AMONG FUEL CARD COMPANIES MAY RESULT IN FUTURE INCREASES IN OUR TRANSACTION FEE EXPENSES OR WORKING CAPITAL REQUIREMENTS, OR BOTH;

•	FUEL SUPPLY DISRUPTIONS MAY OCCUR, WHICH MAY LIMIT OUR ABILITY TO PURCHASE FUEL FOR RESALE;

•
IF TRUCKING COMPANIES ARE UNABLE TO SATISFY MARKET DEMANDS FOR TRANSPORTING GOODS OR IF THE USE OF OTHER MEANS OF TRANSPORTING GOODS INCREASES, THE TRUCKING INDUSTRY MAY EXPERIENCE REDUCED BUSINESS, WHICH WOULD NEGATIVELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND LIQUIDITY;

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

PART I

Item 1. Business
Business Overview
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company. As of December 31, 2017, we operated and franchised 538 travel centers, standalone convenience stores and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business on the basis of two separately reportable segments, travel centers and convenience stores. See Note 15 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our reportable segments. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of December 31, 2017, our business included 256 travel centers in 43 states in the United States, primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 178 locations operated under the "TravelCenters of America" and "TA" brand names and 78 locations operated under the "Petro Stopping Centers" and "Petro" brand names. Of our 256 travel centers at December 31, 2017, we owned 30, we leased 200, we operated two for a joint venture in which we own a noncontrolling interest and 24 were owned or leased from others by our franchisees. We operated 228 of our travel centers and franchisees operated 28 travel centers, including four we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, and various customer amenities. We report this portion of our business as our travel center segment.
As of December 31, 2017, our business included 233 convenience stores in 11 states in the United States. We operate our convenience stores under the "Minit Mart" brand name. Of these 233 convenience stores at December 31, 2017, we owned 198, we leased 32 and we operated three for a joint venture in which we own a noncontrolling interest. Our convenience stores offer gasoline as well as a variety of nonfuel products and services, including coffee, groceries, some fresh foods, and, in many stores, a QSR and/or car wash. We report this portion of our business as our convenience store segment.
As of December 31, 2017, our business included 49 standalone restaurants in 13 states in the United States operated primarily under the "Quaker Steak & Lube", or QSL, brand name. Of our 49 standalone restaurants at December 31, 2017, we owned six, we leased nine, we operated one for a joint venture in which we own a noncontrolling interest and 33 were owned or leased from others by our franchisees. We report this portion of our business within corporate and other in our segment information.
As of December 31, 2017, we employed approximately 14,430 people on a full time basis and 8,533 people on a part time basis at our travel centers, convenience stores and standalone restaurants and we employed an additional 914 people in field management, corporate and other roles to support our locations. Thirty-two of our employees at two travel centers are represented by unions.
Our Growth Strategy
Since 2011, a significant component of our growth strategy has been to acquire and develop additional locations. We currently intend to continue our efforts to selectively acquire and develop properties and businesses and to otherwise grow our business. We believe that in addition to growing our business through our acquisition and development activities, we have opportunities to increase revenues and profits through continued investment in our existing properties and our other business initiatives, such as our TA Truck Service programs further described below. Recent investments and improvements have included projects such as parking lot expansions, restaurant remodeling or rebranding, construction of additional truck repair bays, the installation of additional QSR offerings, installation of car washes, installation of diesel exhaust fluid, or DEF, dispensers, installation of biodiesel blending equipment, and the expansion of our Reserve-It!® parking, RoadSquad®, RoadSquad OnSite® and TA Commercial Tire Network™ offerings.
During the period 2011 through 2017, we acquired, developed and franchised 46 travel centers, 228 convenience stores and 49 standalone restaurants and have invested an aggregate of $912.0 million to develop, purchase and improve these locations.

Travel centers. Since 2011, we acquired 38 travel centers in a number of acquisition transactions for an aggregate investment of $328.9 million, including costs of renovations. In 2016 we completed construction of three travel centers and in 2017 we completed the construction of an additional travel center. These four new travel centers were developed on land we owned for an aggregate investment of $97.0 million and were subsequently sold to, and leased back from, HPT. In 2011 and 2016 we added three and one new franchised travel centers, respectively, with a new franchisee.
Convenience stores. In 2013, 2015 and 2016, we acquired 31, 168 and 29 convenience stores, respectively, in a number of acquisition transactions for an aggregate investment of $443.4 million, including costs of renovations.
Standalone restaurants. In 2015 and 2016 we acquired one and 48 standalone restaurants, respectively, 39 of which were owned and operated by franchisees, and in 2017 we acquired six standalone restaurants from one of our franchisees for an aggregate investment of $42.7 million, including costs of renovations.
Typical improvements we make at acquired travel centers include adding truck repair facilities and nationally branded QSRs, paving parking lots, rebranding travel stores to the Minit Mart brand, rebranding gasoline offerings, replacing outdated fuel dispensers, installing DEF dispensing systems, changing signage, installing point of sale and other information technology, or IT, systems and general building and cosmetic upgrades. The cost of capital improvements to recently purchased travel centers and the development of new travel centers are often substantial and require a long period of time to plan, design, permit and complete; and, after being completed, the improved, or new, travel centers require a period of time to become part of our customers' supply networks and produce stabilized financial results. We estimate that the travel centers we acquire generally will reach financial stabilization approximately three years after completion of improvements or development, but actual results can vary widely from this estimate due to many factors, some of which are outside our control, and there can be no assurance that acquired locations will operate profitably.
Typical improvements we make at acquired convenience stores include rebranding to the Minit Mart brand, adding QSRs, rebranding gasoline offerings and correcting deferred maintenance. Improvements to our convenience stores require a period of time to plan, design, permit and complete, often followed by a period of time for integration into our operations. We estimate that the convenience stores that we acquire will generally reach financial stabilization approximately one year after completion of improvements, but the actual results can vary widely from the estimate due to many factors, some of which are outside our control, and there can be no assurance that acquired locations will operate profitably.
See Note 2 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report for more information about our acquisitions during 2017, 2016 and 2015.
Our Travel Center and Convenience Store Locations
Travel Centers
Our typical travel center includes:

•	over 26 acres of land with parking for approximately 200 tractor trailers and 100 cars;

•	a full service restaurant and one or more QSRs that we operate as a franchisee under various brands;

•	a truck repair facility and parts store;

•	multiple diesel and gasoline fueling points, including DEF at the diesel lanes; and

•	a travel store, game room, lounge and other amenities for professional truck drivers and motorists.
Substantially all of our travel centers are full service sites located on or near an interstate highway exit and offer fuel and nonfuel products and services 24 hours per day, 365 days per year.
Our travel center locations offer a broad range of products and services designed to appeal to our customers, including:

•
Fuel. We sell unbranded diesel fuel at separate truck fueling lanes and we sell gasoline and diesel fuel at motorist fuel islands. As of December 31, 2017, we offered branded gasoline at 239 of our 256 locations and unbranded gasoline at six of our travel centers operated by our franchisees.

•
Diesel Exhaust Fluid. DEF is an additive that is required by most truck engines manufactured after 2010. As of December 31, 2017, we offered DEF from dispensers on the diesel fueling island at 254 of our travel centers.

•
Full Service Restaurants and QSRs. Most of our travel centers have both full service restaurants and QSRs that offer customers a wide variety of nationally recognized branded food choices. The substantial majority of our full service restaurants within travel centers are operated under our Iron Skillet® and Country Pride® brands and offer menu table service and buffets. At certain travel centers we have converted the full service restaurant to a franchised brand, such as Fuddruckers®, Black Bear Diner® and Bob Evans®. We also operate approximately 37 different brands of QSRs, including Popeye's Chicken & Biscuits®, Subway®, Taco Bell®, Burger King®, Pizza Hut®, Dunkin' Donuts®, Starbuck's Coffee® and Arby's®. As of December 31, 2017, approximately 197 of our travel centers included a full service restaurant, approximately 211 of our travel centers offered at least one QSR and there were a total of approximately 442 QSRs in our 256 travel centers.

•
Truck Service. Most of our travel centers have truck repair and maintenance facilities. Our 244 truck repair and maintenance facilities typically have between two and eight service bays and are staffed by service technicians employed by us or our franchisees. These shops generally operate 24 hours per day, 365 days per year and offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes, wheel alignments and tire repair to specialty services such as diagnostics and repair of air conditioning, brakes and electrical systems and diesel filter cleaning. Our repair and maintenance services are generally covered by our warranty. Most of our truck repair and maintenance facilities provide some warranty work on Daimler Trucks North America, or Daimler, brand trucks through our participation in the Freightliner ServicePoint® and Western Star ServicePoint® programs, as described under the heading "Operations - Daimler Agreement" below. In addition to work we perform at our facilities, we also provide roadside emergency truck repair, call center and off site truck repair and maintenance services, as described under the heading "TA Truck Service" below.

•
Travel Stores. Travel stores located at our travel centers typically have a selection of over 4,700 items, including packaged food and snack items, beverages, non-prescription drug and beauty supplies, batteries, automobile accessories, and music and video products. Each travel store also has a "to go" bar offering fresh brewed coffee, hot dogs, prepared sandwiches and other prepared foods. The travel stores in our travel centers also sell items specifically designed for the truck driver's "on the road" lifestyle, including laundry supplies, clothing, truck accessories and a variety of electronics. In 2015, we began to use Minit Mart branding at the travel stores in our travel centers; as of December 31, 2017, 67 travel centers included Minit Mart signage and branding elements, 20 of which were completed during 2017.

•
Parking. Our travel centers offer the Reserve-It!® parking program, which allows drivers to reserve for a fee a parking space in advance of arriving at a travel center. As of December 31, 2017, we offered Reserve-It!® parking at 240 of our travel centers and had deployed a total of approximately 5,135 reserved parking spaces. These reserved parking spaces comprise an average percentage of the total parking spaces per site of approximately 11%.

•
Additional Driver Services. We believe that trucking fleets can improve the retention and recruitment of truck drivers by directing them to visit large, high quality, full service travel centers with plentiful overnight parking. We offer commercial trucker and other customer loyalty programs, the principal program being the UltraOne® Club, that are similar to the frequent shopper programs offered by other retailers. Drivers receive points for diesel fuel purchases and for spending on selected nonfuel products and services. These points may be redeemed for discounts on nonfuel products and services at our travel centers. In addition, we publish a magazine called RoadKing® which includes articles and advertising of interest to professional truck drivers. Some of our travel centers offer casino gaming. We strive to provide a consistently high level of service and amenities to professional truck drivers at all of our travel centers, making our travel centers an attractive choice for trucking fleets. Most of our travel centers provide truck drivers the amenities listed below:

•	specialized business services, including an information center where drivers can send and receive faxes, overnight mail and other communications;

•	a banking desk where drivers can cash checks and receive funds transfers from fleet operators;

•	wi-fi internet access;

•	a laundry area with washers and dryers;

•	private showers;

•	free exercise facilities; and

•	areas designated for truck drivers only, including a theater or big screen television room with a video player and comfortable seating.
Convenience Stores
Our typical convenience store includes:

•	approximately six fueling positions;

•	approximately 3,800 square feet of interior space;

•	at least one QSR offering; and

•	various nonfuel offerings such as coffee, groceries, fresh foods and beer/liquor.
The majority of our convenience stores are open 24 hours per day, 365 days per year.
Our convenience store locations offer a broad range of products and services designed to appeal to our customers, including:

•
Fuel. We sell branded gasoline and unbranded diesel fuel at our convenience stores. As of December 31, 2017, we offered branded gasoline at nearly all of our 233 convenience stores and offered unbranded diesel fuel at 155 of our convenience stores.

•
Nonfuel Offerings. Our convenience stores generally have a selection of over 3,100 items, including packaged food and snack items, beverages, beer and wine, tobacco products, non-prescription drug and beauty supplies, batteries and automobile accessories. Each convenience store also has a "to go" bar offering fresh brewed coffee, fountain drinks, hot dogs, prepared sandwiches and other prepared foods. As of December 31, 2017, 83 of our convenience stores also offered car washes.

•
QSRs. Many of our convenience stores have a nationally recognized branded QSR. We operate 27 different brands of QSRs at our convenience stores, including O'Deli's Subs®, Godfather's Pizza®, Subway®, Hot Stuff Pizza® and Hunt Brothers Pizza®. As of December 31, 2017, 130 of our convenience stores offered at least one QSR and there were a total of 227 QSRs in our 233 convenience stores.

TA Truck Service
In addition to the truck repair and maintenance services provided at our travel centers, we also provide customers a wide variety of "off site" repair and maintenance services, as described below.

•
RoadSquad® is a roadside truck service program that operates 24 hours per day, seven days per week. As of December 31, 2017, this program included a fleet of approximately 570 heavy duty professionally maintained emergency vehicles equipped with GPS technology at our travel center and other sites and third party roadside service providers in 50 U.S. states and one Canadian province with a total of approximately 1,570 locations. We centrally dispatch our service trucks and third party service providers from our call center to assist customers with comprehensive repair services when they are unable to bring their trucks to our travel centers due to a break down. We also provide outsourced call center services to trucking fleets and other truck owners in place of their internal call centers, which customers may use on a full-time basis or for only a portion of a day or on certain days of the week.

•
RoadSquad OnSite® offers truck and trailer mobile maintenance and repair services performed by certified technicians at customer facilities, with a fleet of approximately 135 trucks in service as of December 31, 2017. RoadSquad OnSite® is designed to be a "bay on wheels" fully stocked with standard and specialty parts and state of the art technology that offers various services such as pre-trip truck inspections, U.S. Department of Transportation required inspections, tire repair and replacement, marker light operation checks, brake inspections, truck refurbishings and complete lubrication services.

•
TA Commercial Tire Network™ is a commercial tire program that began in late 2016 through which we sell a variety of branded tires at our truck repair and maintenance facilities, on customers' lots, distribution centers, through direct sales and under tire manufacturers' national fleet account programs. We believe the TA Commercial Tire Network™ is the most comprehensive commercial tire purchasing, monitoring and maintenance program in the United States.

Operations
Our travel centers and convenience stores offer certain similar products and services, and utilize some of the same suppliers, as discussed further below.
Fuel. We sell fuel to our customers at prices that we establish daily or are indexed to market prices and reset daily. For the year ended December 31, 2017, diesel fuel and gasoline revenue represented approximately 75% and 25%, respectively, of our total fuel revenue. For the year ended December 31, 2017, approximately 78% of our diesel fuel was sold at discounts to posted prices under pricing arrangements with customers. We have numerous sources for our diesel fuel and gasoline supply, including nearly all of the large oil companies operating in the United States. We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and generally are reset daily. By establishing diesel fuel supply relationships with several alternate suppliers for most locations, we believe we are able to effectively create competition for our purchases among various diesel fuel suppliers. We also believe that purchasing arrangements with multiple diesel fuel suppliers may help us avoid product outages during times of diesel fuel supply disruptions. At some locations, however, there are few suppliers for diesel fuel in that market and we may have only one viable supplier. Generally we have single sources of supply for gasoline at each of our locations. We offer biodiesel at a number of our travel centers and have a limited number of suppliers for this product at those sites.
A large majority of truck drivers use a payment method known as truck "fuel cards," which allows truck drivers to purchase fuel and other goods and services, and permits trucking companies to track fuel and other purchases made by their drivers throughout the United States. Most of our trucking customers transact business with us by use of fuel cards, most of which are issued by third party fuel card companies. The fuel card industry has only two significant participants, FleetCor Technologies, Inc., the parent of Comdata Inc., or Comdata, and its subsidiaries, or FleetCor, and WEX Inc., and its subsidiaries, or WEX. We believe almost all trucking companies use only a single fuel card provider and have become increasingly dependent upon the data, reports and other services provided by their respective sole fuel card provider to manage their fleets and simplify their data processing.
Generally our fuel purchases are delivered directly from suppliers' terminals to our locations. We generally do not contract to purchase substantial quantities of fuel to hold as inventory. We generally have only a few days of diesel fuel and gasoline inventory at our travel centers and convenience stores. We believe our exposure to market price increases for diesel fuel and gasoline is partially mitigated by the significant amount of our diesel fuel and gasoline sales that are sold under arrangements that include pricing formulae that reset daily and are indexed to market prices and by us generally not purchasing fuel for delivery other than on the date of purchase. We historically have not engaged in any fixed or hedged price fuel contracts.
Nonfuel Products. We have many sources for the large variety of nonfuel products that we sell. We have developed supply relationships with several suppliers of certain nonfuel products, including Daimler for truck parts, Bridgestone Corporation, Continental AG, Cooper Tire and Rubber Company, Goodyear Tire and Rubber Company, Michelin North America, Inc. and Yokohama Tire Corporation for truck tires, McLane Company, Inc. for travel and convenience store and tobacco products, U.S. Foods for restaurant food products and ExxonMobil Oil Corporation and Equilon Enterprises LLC doing business as Shell Oil Products U.S., or Shell, for lubricants. We maintain two distribution centers to distribute certain nonfuel and nonperishable products to our locations using a combination of contract carriers and our fleet of trucks and trailers. We believe these distribution centers allow us to purchase, maintain and transport inventory and supplies at lower costs.
Daimler Agreement. We are party to an agreement with Daimler that extends to July 2019. Daimler is a leading manufacturer of large trucks and truck engines in North America under the Freightliner, Western Star and Detroit Diesel brand names. Except for locations in Texas, our TA and Petro truck repair and maintenance facilities are authorized providers of repair work and specified warranty repairs to Daimler's customers. This is accomplished through the Freightliner ServicePoint® program at TA locations and through the Freightliner and/or Western Star ServicePoint® programs at our Petro locations. Our TA and Petro truck maintenance and repair facilities are also part of Freightliner's 24 hour customer assistance database for emergency and roadside repair referrals and we have access generally to Daimler's parts distribution, service and technical information systems.

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
We believe that although the travel center and truck stop industry is highly fragmented, with approximately 6,400 travel centers and truck stops in the United States, the largest trucking fleets tend to purchase the majority of their fuel from us and our two largest competitors. We believe that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at the approximately 1,900 travel centers and truck stops that are located at or near interstate highway exits. Based on the number of locations, TA, Pilot Travel Centers LLC, or Pilot, and Love's Travel Stops and Country Stores, Inc., or Love's, are the three largest companies focused principally on the travel center industry. We believe that, during 2017, both of our principal competitors, Pilot and Love's, added significantly more travel centers to their networks than we added to our network, and in some cases competition from new sites added by Pilot and Love's has negatively impacted our unit results. Nevertheless, we believe we are able to compete successfully in part because many of our travel centers were originally developed years ago when prime real estate locations along the interstate highway system were more readily available than they are today, which we believe would make it difficult to fully replicate our travel center business, and also in part because of our full service offerings and larger locations that are not often replicated by our principal competitors.
We compete with other travel center and truck stop chains based primarily on diesel fuel prices and the quality, variety and pricing of our nonfuel products, services and amenities. Our truck repair and maintenance facilities compete with other providers of truck repair and maintenance facilities, including some at Pilot and Love's locations. These two competitors have increased their respective numbers of truck repair and maintenance facilities and service offerings over the past few years. For truck maintenance and repair services, we also compete with regional full service travel center and smaller truck stop chains, full service independently owned and operated travel centers and truck stops, fleet maintenance terminals, independent garages, truck and commercial tire dealerships, truck quick lube facilities and other parts and service centers. We also compete with other full service restaurants, QSRs, mass merchandisers, electronics stores, drugstores, gasoline stations and convenience stores. Some truck fleets own their own fuel, and repair and maintenance facilities; however, we believe the long term trend has been toward a reduction in these facilities in favor of obtaining fuel, and repair and maintenance services from third parties like us. We believe that we are able to compete successfully because we offer consistent, high quality products and services, and our nationwide travel centers provide an advantage to large trucking fleets, particularly long haul trucking fleets, by enabling them to (i) take advantage of efficiencies afforded by the wide array of products and services our travel centers provide for their equipment and their drivers and (ii) reduce the number of their suppliers by routing their trucks through our travel centers nationwide.
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

Convenience Stores
The convenience store industry is highly competitive with ease of entry and constant changes in the number and types of retailers offering products and services similar to those we offer. Fuel, food, including prepared foods, and nonfood items similar or identical to those sold by us are generally available from various competitors in the communities we serve, including other convenience store chains, independent convenience store operators, supermarkets, drug stores, discount clubs, motor fuel service stations, discount retail chains or independent stores, fast food operations, gasoline stations and other retail stores. We believe our stores compete principally with local grocery stores, restaurants, larger gasoline stations offering a more limited selection of grocery and food items for sale and other convenience stores. As of December 31, 2017, the U.S. convenience store industry consisted of approximately 155,000 convenience stores. Based on the number of our locations, including the convenience store operations within our travel centers, we believe we currently are one of the 20 largest convenience store operators in the convenience store industry.
Our Leases with HPT
We have five leases with Hospitality Properties Trust, or HPT; four leases for an aggregate of 159 properties, which we refer to collectively as the TA Leases, and a fifth lease for 40 travel center properties, which we refer to as the Petro Lease. We refer to the four TA Leases and the Petro Lease collectively as the HPT Leases. One of our subsidiaries is a tenant under the leases, and we, and in the case of our TA Leases certain of our subsidiaries, guarantee the tenants' obligations under the leases. The following is a summary of the material terms of these leases, as amended.
Term. The TA Leases expire on December 31, 2026, 2028, 2029 and 2030, respectively. The Petro Lease expires on June 30, 2032. We may extend each of these leases for up to two additional periods of 15 years.
Rent. As of December 31, 2017, the HPT Leases required us to pay aggregate minimum rent to HPT in an amount of $282.3 million per year. We may request that HPT purchase approved renovations, improvements and equipment additions we make at the leased properties, in return for an increase in our minimum annual rent equal to the amount paid by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. HPT is not required to purchase any improvements and we are not required to sell any improvements to HPT.
Percentage Rent. Under the HPT Leases, we incur percentage rent payable to HPT. The percentage rent is 3% of the excess of nonfuel revenues for any particular year over the percentage rent base year amount. HPT had agreed to waive payment of the first $2.5 million of percentage rent that may become due under our Petro Lease, and as of June 30, 2016, HPT had waived, in aggregate, all of the $2.5 million of percentage rent to be waived.
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
Damage, Destruction or Condemnation. If any leased property is damaged by fire or other casualty or taken by eminent domain, we are generally obligated to rebuild. If the leased property cannot be restored, (a) HPT will generally receive all insurance or taking proceeds, (b) in the case of a casualty loss, we are liable to HPT for any deductible or difference between the replacement cost and the amount of any insurance proceeds, and (c) the annual minimum rent will be reduced by (i) in the case of the TA Leases, at HPT's option, either 8.5% of the net proceeds paid to HPT or the fair market rental of the damaged, destroyed or condemned property, or portion thereof, as of the commencement date of the TA Leases; (ii) in the case of a casualty loss under the Petro Lease, 8.5% of the net proceeds paid to HPT plus the fair market value of the land; and (iii) in the case of a taking under the Petro Lease, 8.5% of the amount of the net proceeds paid to HPT.
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
Right of First Refusal. We have granted to HPT in the HPT Leases a right of first refusal to acquire or finance certain properties that we determine to acquire.
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

Relationships with Franchisees
We have lease and franchise agreements with lessees and owners of travel centers and standalone restaurants. We collect rent and franchise, royalty, advertising and other fees under these agreements. The table below summarizes by state information as of December 31, 2017, regarding branding and ownership of the travel centers and standalone restaurants our franchisees operate and excludes travel centers and standalone restaurants we operate. The TA and Petro brand properties are included in our travel center segment and the QSL branded properties are included in corporate and other in our segment information. Information about the locations we operate is included in Item 2 of this Annual Report.

	Brand Affiliation:				Ownership of Sites By:
	TA	Petro	QSL	Total	TA	Franchisee or Others
Alabama	1	1	—	2	1	1
Florida	—	—	1	1	—	1
Georgia	1	—	—	1	1	—
Illinois	—	1	—	1	—	1
Iowa	1	—	1	2	—	2
Kansas	1	1	—	2	—	2
Kentucky	—	—	1	1	—	1
Louisiana	—	—	2	2	—	2
Minnesota	—	2	—	2	—	2
Missouri	2	2	—	4	—	4
New Jersey	—	—	3	3	—	3
North Carolina	—	1	—	1	—	1
North Dakota	—	1	—	1	—	1
Ohio	1	1	9	11	—	11
Oregon	1	—	—	1	—	1
Pennsylvania	1	—	8	9	—	9
South Carolina	—	—	1	1	—	1
Tennessee	2	—	2	4	1	3
Texas	2	—	—	2	1	1
Virginia	1	2	1	4	—	4
West Virginia	—	—	1	1	—	1
Wisconsin	1	1	3	5	—	5
Total	15	13	33	61	4	57
TA and Petro Franchise Agreements
Material provisions of our TA and Petro travel center franchise agreements typically include the following:
Initial Franchise Fee. The initial franchise fee for a new TA or Petro franchise is $1.0 million.
Term of Agreement. The initial term of a franchise agreement is generally 10 to 15 years. Our TA franchise agreements generally provide for two five year renewals on the terms then being offered to prospective franchisees at the time of the franchise renewal and our Petro franchise agreements generally provide for two five year renewals on the same terms as the expiring agreements. As of December 31, 2017, our franchise agreements had an average remaining term excluding renewal options of five years and an average remaining term including renewal options of ten years.
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
Rights of First Refusal. During the term of each franchise agreement, we generally have a right of first refusal to purchase that facility at the price offered to a franchisee by a third party. In addition, some of our agreements give us a right to purchase the franchised travel center for fair market value, as determined by the parties or an independent appraiser, upon expiration or earlier termination of the franchise agreement.
Franchisee Lease Agreements
In addition to franchise fees, we also collect rent from franchisees who lease their travel centers from us. At December 31, 2017, there were four such leased franchisee travel centers. Two of the four franchisees exercised their final renewal term options and renewed their lease agreements during 2017; the terms of these two lease agreements expire in June 2022. The remaining two franchisees did not exercise their final renewal term options and, therefore, the related lease agreements expired during 2017. One of these franchisees has filed, and the other has indicated an intent to file, requests for a preliminary injunction preventing their eviction from the lease premises until such time as a court can determine whether we breached the terms of the leases by proposing rent increases for the final renewal term. As this matter proceeds through the courts, these two franchisees currently are operating under the terms of the expired lease agreements.
QSL Franchise Agreements
Material provisions of our QSL franchise agreements typically include the following:
Initial Franchise Fee. The initial franchise fee for a new QSL franchise is $40.0 thousand. If a franchisee chooses to develop a location within a specified development area, the franchisee is required to pay an initial development fee of $20.0 thousand per restaurant.
Term of Agreement. The initial term of a QSL franchise agreement is generally 10 to 20 years. Our QSL franchise agreements generally provide for a 10 year renewal on the terms then being offered to prospective franchisees at the time of the franchise renewal. As of December 31, 2017, our franchise agreements had an average remaining term excluding renewal options of 11 years and an average remaining term including renewal options of 20 years.
Protected Territory. Under the terms of our QSL franchise agreements, generally we have agreed not to operate, or allow another person to operate, a similar restaurant in a specified territory. In addition, the franchisees have agreed not to operate a similar restaurant within a specified territory, for a minimum of two years commencing on the effective date of the agreement.
Restaurant Offerings. Franchisees are required to operate their restaurants in conformity with the image of QSL and agree to prepare, sell and offer only those menu items that have been approved by us.

Royalty Payments on Net Revenues. QSL franchisees are required to pay us a royalty fee on net revenues, which includes revenues of all goods and merchandise, or services, equal to between 4.0% to 5.0%.
Advertising, Promotion and Image Enhancement. Our franchisees are required to make additional payments to us as contributions to the applicable brand wide advertising, marketing and promotional expenses we incur. In addition, franchisees are required to spend an agreed upon percentage of net revenues on local advertising.
Termination/Nonrenewal. Generally, we may terminate or refuse to renew a franchise agreement for default by the franchisee.
Rights of First Refusal. During the term of each franchise agreement, we generally have a right of first refusal to purchase that restaurant at the price offered to a franchisee by a third party.
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
For further information about these and other environmental and climate change matters, see the disclosure under the heading "Environmental Contingencies" in Note 13 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report. In addition, for more information about these environmental and climate change matters and about the risks which may arise as a result, see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements," Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis - Environmental and Climate Change Matters."
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
Gaming Regulation
Because we have gaming operations at some of our travel centers, we and our concerned subsidiaries are currently subject to gaming regulations in Illinois, Louisiana, Montana and Nevada. Requirements under gaming regulations vary by jurisdiction but include, among other things:

•
findings of suitability by the relevant gaming authorities with respect to, or licensure of, certain of our and our licensed subsidiaries' directors, officers and key employees and certain individuals having a material relationship with us or our licensed subsidiaries;

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
Holders of beneficial interests in our voting securities are subject to licensing or suitability investigations by the relevant gaming authorities under various circumstances including, generally, service on our Board of Directors, the attainment of certain levels of ownership of a class of our voting securities, or involvement in the gaming operations of or influence over us or our licensed subsidiaries. Persons or entities seeking to acquire control of us or our operation of the license are subject to prior investigation by and approval from the relevant gaming authorities. Any beneficial owner of our voting securities, regardless of the number of shares owned, may be required by a relevant gaming authority to file an application and have their suitability reviewed in certain circumstances, including if the gaming authority has reason to believe that such ownership of our voting securities would otherwise be inconsistent with its state's gaming laws. In some jurisdictions, the applicant must pay all costs of investigations incurred in connection with such investigations. Additionally, in the event of a finding by a relevant gaming authority that a person or entity is unsuitable to be an owner of our securities, such person would be prohibited from, among other things, receiving any dividend or interest upon such securities, exercising any voting right conferred through such securities or continuing to hold our securities beyond such period of time as may be prescribed by such gaming authority, managing the licensed business and, in some cases, the shareholder may be required to divest himself or itself of our voting securities.
Certain of our and our subsidiaries' directors and officers must also file applications, be investigated and be licensed or found suitable by the relevant gaming authorities in order to hold such positions. In the event of a finding by a relevant gaming authority that a director, officer, key employee or individual with whom we or our licensed subsidiary have a material relationship is unsuitable, we or our licensed subsidiary, as applicable, may be required to sever our relationships with such individual or such individual may be prohibited from serving as our director or officer.
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
We have a Gaming Compliance Plan, or the Compliance Plan, as required by the Nevada Gaming Commission in connection with our gaming operations at certain of our travel center locations. In connection with the Compliance Plan we have a Gaming Compliance Committee, or the Compliance Committee, on which a member of our Audit Committee of the Board of Directors serves as the Board of Directors' liaison to the Compliance Committee pursuant to the terms of the Compliance Plan. The Compliance Committee assists us in monitoring activities relating to our continuing qualifications under applicable gaming laws.
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
Intellectual Property
We own the "Petro Stopping Centers," "Minit Mart" and "Quaker Steak & Lube" names and related trademarks and various trade names used in our business including RoadSquad®, RoadSquad OnSite®, TA Commercial Tire Network™, UltraOne®, Iron Skillet®, Reserve-It!®, eShop® and others. We have the right to use the "TA," "TravelCenters of America," Country Pride® and certain other trademarks, which are owned by HPT, during the terms of each of the four TA Leases. We also license certain trademarks used in the operation of certain of our restaurants and convenience stores. We believe that these trademarks are important to our business, but that they could be replaced with alternative trademarks without significant disruption in our business except for the cost of such changes, which may be significant.

Internet Websites
Our internet website addresses are www.ta-petro.com, www.minitmart.com and www.thelube.com. Copies of our governance guidelines, code of business conduct and ethics, our insider trading policy and the charters of our audit, compensation and nominating and governance committees are posted on our website at www.ta-petro.com and also may be obtained free of charge by writing to our Secretary, TravelCenters of America LLC, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal controls or auditing matters or violations or possible violations of our code of business conduct and ethics. We make available, free of charge, on our website at www.ta-petro.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Security holders may send communications to our Board of Directors or individual Directors by writing to the party for whom the communication is intended at Secretary, TravelCenters of America LLC, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or email secretary@ta-petro.com. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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
Increasing fuel efficiency of motor vehicle engines and use of other fuel conservation practices and alternative fuels may adversely impact our business.
Truck and other vehicle manufacturers and our trucking and motorist customers continue to be focused on technological innovations to improve motor vehicle fuel efficiency and conserve fuel. The development of new technologies, such as truck platooning (the electronic linking of trucks with a lead vehicle), heat and kinetic energy recovery technologies, and substantially lighter "super trucks," and higher efficiency motor fuels could result in significant increases in fuel efficiency. In addition, advances in alternative fuel technologies may lead to their greater adoption by the trucking industry and other motorists. Government regulation may encourage or require the improved fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels. The largest part of our business consists of selling motor fuel. If our trucking or other customers purchase less motor fuel because their trucks or other vehicles operate more fuel efficiently or use alternative fuels, our financial results will decline and we may incur losses unless we are able to sufficiently offset the declines by selling substitute or other products or services, gaining market share, increasing our gross margins per gallon of fuel sold or reducing our operating costs. It is unclear whether we will be able to operate our travel centers profitably if the amount of motor fuels used by the U.S. trucking industry or other motorists declines.

Our financial results are affected by U.S. trucking and restaurant industry economic conditions.
The trucking industry is the primary customer for our goods and services. Demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for our products and services typically declines, which could have an adverse effect on our results of operations and financial condition.
Our restaurant business is important to our financial results. Our travel centers offer full service restaurants and QSRs, many of our convenience stores offer QSRs and our business includes standalone restaurants. The restaurant industry is often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing businesses. Downturns in the restaurant industry caused by any of the foregoing may materially negatively affect our business and results of operations.
The industries in which we operate are highly competitive.
We believe that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at travel centers and truck stops that are located at or near interstate highway exits from us or our largest competitors. Based on the number of locations, we, Pilot and Love's are the largest companies in the travel center industry. These competitors may have greater financial and other resources than we do, which may facilitate their ability to compete more effectively. Increased competition between the major competitors in the travel center and truck stop business could result in a reduction of our gross margins or an increase in our expenses or capital improvement costs, which could negatively affect our profitability and our liquidity.
Further, the truck repair and maintenance service industry is highly competitive. Such services can be obtained by trucking companies and truck drivers from a variety of sources, including national and regional truck repair and maintenance facilities, full service travel centers, truck stop chains, fleet maintenance terminals, independent garages, truck and commercial tire dealerships, truck quick lube facilities and other parts and service centers. In addition, some trucking companies operate their own terminals to provide repair and maintenance services to their own trucking fleets and drivers. Pilot and Love's, our two largest competitors, have increased their respective numbers of truck repair and maintenance facilities over the past several years and should this trend continue, our competitive position could be weakened. Some of our competitors in the truck repair and maintenance service business may have more resources or lower costs than we do and vertically integrated businesses which may provide them competitive advantages.
The convenience store industry in the United States and in the geographic areas in which we operate is also highly competitive and fragmented with ease of entry and constant change in the number and types of retailers offering the products and services similar to those we provide. We compete with other convenience store chains, independent convenience stores, supermarkets, drugstores, discount clubs, motor fuel service stations, mass merchants, fast food operations and other similar retail outlets. Several non-convenience store retailers, such as supermarkets, club stores and mass merchants, compete directly with convenience stores, particularly in the sale of motor fuel, and their market share is expected to continue to grow. Increased competition or new entrants to the industry could result in reduction of our gross margins. Based on the number of our locations, we are not one of the largest companies in the convenience store industry. In addition, large retailers such as Amazon.com, Inc. and Walmart Inc. have announced plans to enter the convenience store market and have begun doing so.
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
The major product we sell is fuel. Another significant part of our business is the sale of nonfuel products and services to drivers who visit our locations, often in connection with purchasing fuel. Various technologies are being developed in the energy and transportation industries that, if widely adopted, may materially harm our business. For example, electric motor vehicle engines that do not require diesel fuel and hybrid electric-diesel/gasoline engines may require substantially less diesel/gasoline fuel per mile driven. Further, driverless motor vehicle technologies may result in fewer individual drivers on the U.S. interstate highways and reduce the customer traffic and sales of fuel and nonfuel products at our locations. Such reductions may materially and adversely affect our sales and our business.
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
On February 12, 2018, the Trump Administration, or the Administration, announced its proposal for a $1.5 trillion infrastructure plan that contains several policy provisions detrimental to the truck stop industry and our business. Specifically, the Administration's proposal intends to shift the responsibility for financing infrastructure projects from the federal government to the states and the private sector; such shifting is expected to greatly increase tolling of U.S. highways. The Administration also proposed rest area commercialization. While it is uncertain the Administration's proposal will find sufficient Congressional support to be enacted, if enacted as proposed the Administration's plans are likely to adversely affect our business, possibly significantly.
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
Increasing fuel prices and fuel price volatility have several adverse impacts upon our business. First, high fuel prices result in higher truck shipping costs. This causes shippers to consider alternative means for transporting freight, which reduces trucking business and, in turn, reduces our business. Second, high fuel prices cause our trucking customers to seek cost savings throughout their businesses. This has resulted in the implementation by many of our customers of measures to conserve fuel, such as purchasing trucks that have more fuel efficient engines, employ alternative fuel or other technologies, lowering maximum driving speeds and employing other practices to conserve fuel, such as truck platooning and reduced truck engine idling, which measures reduce total fuel consumption and in turn reduce our fuel sales. Third, higher fuel prices may result in less disposable income for our customers to purchase our nonfuel goods and services. Fourth, higher and more volatile fuel commodity prices increase the working capital needed to maintain our fuel inventory and receivables, and this increases our costs of doing business. Further, increases in fuel prices may place us at a cost disadvantage to our competitors that may have larger fuel inventory or forward contracts executed during periods of lower fuel prices. If fuel commodity prices or fuel price volatility increase, our financial results may not improve and may worsen.

There is limited competition among third party fuel card companies and continued litigation with fuel card provider FleetCor could adversely affect our business.
Most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies. The fuel card industry has only two significant participants, FleetCor and WEX. According to a published analyst report, FleetCor and WEX collectively account for more than 80% of the fuel card provider market. We believe almost all trucking companies use only a single fuel card provider and have become increasingly dependent upon the data, reports and other services provided by their respective fuel card provider to manage their fleets and simplify their data processing. Fuel card providers have direct negotiated contractual relationships with their trucking company customers. We cannot easily substitute an alternative fuel card for trucking companies to use to acquire fuel at our locations. Any effort to convince trucking companies to use an alternative card at our locations requires significant time, expense and coordination with the provider of that alternative card, and may not be successful.
Additionally, if fuel card issuers raise the fees we are required to pay when their respective contracts are renewed, we may not be able to recover the increased expense through higher prices to customers, and our business, financial condition and results of operations may be materially adversely affected.
As described under the heading "Legal Proceedings" in Note 13 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report, we and FleetCor's subsidiary Comdata are parties to a merchant agreement, or the Merchant Agreement, which Comdata purported to terminate in November 2016. From February 1, 2017, until mid-September 2017, Comdata unilaterally increased the fees it withheld from the transaction settlement payments due to us under such agreement. On September 11, 2017, the Court of Chancery of the State of Delaware, or the Court, issued an opinion stating that we are entitled to, among other things, an order requiring Comdata to specifically perform under the Merchant Agreement, and awarded damages to us and against Comdata for, among other things, the difference between the higher transaction fees we had paid to Comdata since February 1, 2017, and what we should have paid during this period under the fee schedule in the Merchant Agreement. After a final order is entered, Comdata may appeal the Court's judgment and the Court's decision may be reversed or amended upon appeal. If we do not prevail in any appeal brought by FleetCor and Comdata and, upon appeal, it is determined that Comdata validly terminated our agreement, we may not be able to obtain a new agreement with FleetCor and Comdata, and we may lose a material amount of future business from our customers who use FleetCor or Comdata issued payment cards, resulting in material harm to our business, financial condition and results of operations. Any continuation of this litigation will be distracting to our management and expensive.
Climate change and other environmental legislation and regulation and market reaction thereto may decrease demand for our major product, diesel fuel, and require us to make significant changes to our business and to make capital or other expenditures, which may adversely affect our business.
Climate change and other environmental legislation and regulation, including those addressing greenhouse gas emissions, and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our major product, diesel fuel, and may require us to make significant capital or other expenditures. Federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's, or the EPA's, gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel, could negatively impact our business. Further, legislative and regulatory initiatives requiring increased truck fuel efficiency have accelerated in the United States and these mandates have and may continue to result in decreased demand for diesel fuel, which could have a material adverse effect on our business, financial condition and results of operations. For example, in August 2016 the EPA and the National Highway Traffic Safety Administration established final regulations that will phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty trucks beginning in model year 2021 (model year 2018 for certain trailers) through model year 2027, and these regulations are estimated to reduce fuel usage between 9% and 25% (depending on vehicle category) by model year 2027. Regulations that limit carbon emissions may also cause our costs at our locations to increase, make some of our locations obsolete or require us to make material investments in our properties. Increased costs incurred by our suppliers as a result of climate change or other environmental legislation or regulation may be passed on to us in the prices we pay for our fuel supplies, but we may not be able to pass on those increased costs to our customers. Increased fuel costs resulting from these reasons would likely have similar effects on our business, operations and liquidity as discussed elsewhere regarding high fuel costs, including decreased demand for our fuel at our locations, increased working capital needs and decreased fuel gross margins. Moreover, as described elsewhere in this Annual Report, technological changes or changes in customer transportation or fueling preferences, including as a result of or in response to climate change or other environmental legislation or regulation or the market reaction thereto, may require us to make significant changes to our business and to make capital or other expenditures to adopt those technologies or to address those changed preferences and may decrease the demand for products and services sold at our locations.

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
We may be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms or amount of our outstanding indebtedness, the terms or amount of our rent obligations or for reasons beyond our control, such as market conditions. Moreover, there is potential for volatility in the availability of business capital on a global basis and in debt and equity markets generally. If we are unable to raise reasonably priced capital, our businesses and profits may decline and our growth strategies may fail.
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
We rely on IT systems, including the internet, to process, transmit and store electronic information, including financial records and personally identifiable information such as employee and payroll data and workforce scheduling information, and to manage or support a variety of business processes, including our supply chain, retail sales, credit card payments and authorizations, financial transactions, banking and numerous other processes and transactions. We purchase some of the IT systems we use from vendors on whom our IT systems materially depend. We rely on commercially available and proprietary IT systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and credit information. In addition, the IT systems we use for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put payment card data at risk; and some of these IT systems are determined and controlled by the payment card suppliers and not by us. Although we take various actions to protect and maintain the security of the IT systems we use and the data maintained in them, it is possible that our security measures will not prevent the improper functioning of or damage to the IT systems we use, or the improper access to such IT systems or disclosure of personally identifiable or confidential information, such as in the event of a cyber attack. Security breaches, including physical or electronic break ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any compromise or breach of our IT systems could cause material interruptions in our operations, damage our reputation, require significant expenditures to determine the severity and scope of the breach, subject us to material liability claims, material claims of banks and credit card companies or regulatory penalties, reduce our customers' willingness to conduct business with us and could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we have not adopted technologies to support chip and signature credit and charge cards by the deadline set by the credit card companies, those companies may not pay us for fraudulent transactions occurring at our locations with those companies' cards. Further, the failure of the IT systems we use to operate effectively, or problems we may experience with maintaining the IT systems we currently use or transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems.
Many of our labor costs cannot be easily reduced without adversely affecting our business.
To maintain and manage our operations requires certain minimum staffing levels to operate our travel centers and certain convenience stores 24 hours per day, 365 days per year, and we attempt to manage our staffing to avoid excess, unused capacity. As a result, it may be difficult for us to affect future reductions in our staff without adversely affecting our business prospects. Further, passage of federal and state legislation that results in increases to our labor costs, such as minimum wage increases and health insurance requirements, could result in higher labor costs than we currently anticipate. Certain aspects of our business require higher skilled personnel, such as truck service technicians. Hiring, training and maintaining higher skilled personnel can be costly, particularly if turnover is high. Further, as we grow our business, particularly the aspects of our business that require higher skilled personnel, we may experience increased difficulty with staffing those positions with qualified personnel and may incur greater costs to do so. Also, certain opportunities for sales may be lost if staffing levels are reduced too much or if we are unable to maintain a sufficient number of higher skilled employees. In addition, costs for health care and other benefits, due to regulation, market factors or otherwise, may further increase our labor costs.

If the company is unable to attract, motivate and retain experienced and knowledgeable personnel in key positions, its future results could be adversely impacted.
The success of our business is dependent upon our ability to employ and train individuals with the requisite knowledge, skills and experience to execute our business model and achieve our business objectives. The failure of the company to attract, motivate and retain key personnel or implement an appropriate succession plan, including in connection with the retirement of our former President and Chief Executive Officer, Thomas M. O'Brien, could adversely impact our ability to successfully carry out our business strategy and retain other key personnel.
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
Changes in U.S. trade policies could significantly reduce the volume of imported goods into the United States, which may materially reduce truck freight volume in the United States and our sales.
The Trump administration and members of the U.S. Congress have made public statements indicating possible significant changes in U.S. trade policy and have taken certain actions that may impact U.S. trade, including imposing tariffs on certain goods imported into the United States. Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in "trade wars," in increased costs for goods imported into the United States, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with the United States. If these consequences are realized, the volume of economic activity in the United States, including trucking freight volume, may be materially reduced. Such a reduction may materially and adversely affect our sales and our business. Further, the realization of these matters may increase our cost of goods and, if those costs cannot be passed on to our customers, our business and profits may be materially and adversely affected.
The trucking industry may fail to satisfy market demands for transporting goods or market participants may choose other means to transport goods.
The trucking industry has been experiencing a shortage of qualified truck drivers and trucks. Further, increased regulations on the activities of truck drivers and trucking companies, including increased monitoring and enforcement of the number of hours truck drivers may operate a truck each day, and other matters have limited the ability of trucking companies to satisfy market demands for transporting goods. In addition, other means of transporting goods besides by truck are available, and new means of transportation may be under development. For example, there have been general news reports of other means of transportation being increasingly explored, such as light rail, airplanes and drones. If the trucking industry is unable to satisfy market demands for transporting goods or if the use of other means of transporting goods increases, the trucking industry may experience reduced business, which would negatively affect our business, results of operations and liquidity.

Food safety and foodborne illness concerns could have an adverse effect on our business.
We cannot guarantee that our controls and training will be fully effective in preventing all food safety issues at our QSRs, full service restaurants or our standalone restaurants, including any occurrences of foodborne illnesses. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations. One or more instances of foodborne illness in any of our quick service or standalone restaurants or related to food products we offer could negatively affect our sales and results of operations if it involves serious illness or is highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our standalone restaurants or convenience store or travel center locations. A number of restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our locations, or negative publicity or public speculation about an incident, could have a material adverse effect on our business, financial condition and results of operations.
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
A meaningful aspect of the U.S. trucking industry involves the movement of goods across the United States. Events that restrict, reduce or otherwise negatively impact the movement of those goods may adversely impact the trucking industry. In recent years, there were extended labor disputes at U.S. west coast ports which slowed the loading and unloading of goods at those ports. A large percentage of the goods which are loaded and unloaded at those ports are transported to and from those ports by trucking companies, including some who are our customers. Future labor disputes could disrupt the transportation of goods across the United States and remain unresolved for a prolonged period. Such a disruption may materially and adversely affect our business and our ability to operate profitable travel centers and meet our rent obligations may be adversely affected.
Changes in tax laws or other actions could have a negative effect on us.
At any time, the federal or state income tax laws, or the administrative interpretations of those laws, may be revised. Federal and state tax laws are constantly under review and interpretation by persons involved in the legislative process, the U.S. Internal Revenue Service, the U.S. Department of the Treasury and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us.

In particular, in December 2017, the Tax Cuts and Jobs Act became law, making substantial changes to the U.S. Internal Revenue Code of 1986, as amended, or the Code, especially as it relates to the taxation of both corporate income and international income. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate and the elimination or modification of various deductions, such as for executive compensation and interest expense above certain thresholds. The new legislation generally limits business interest expense deductions to 30% of a taxpayer's adjusted taxable income for a taxable year, and beginning in 2022 this limitation will become more stringent as it will be determined after application of any deduction for depreciation, amortization, or depletion. Additionally, the legislation also imposes additional limitations on the deduction of net operating losses. The effects of these and other changes made in this legislation are highly complex; as such, we have not fully evaluated all the implications the changes to the Code may have on our income tax expense or payments. Furthermore, many of the provisions of the new law will require guidance through the issuance of Treasury regulations in order to fully implement them and assess their effect on us. There may be a substantial delay before such regulations are promulgated, thus leaving the uncertainty as to the ultimate effect of the statutory amendments to persist for an unknown period. It is also possible that there will be technical corrections legislation proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us.
We may be unable to utilize our net operating loss and tax credit carryforwards.
Net operating losses and other carryforwards are subject to limitations stemming from the December 2017 amendments to the Code providing that carryforwards of net operating losses arising in taxable years beginning after 2017 generally cannot offset more than 80% of the current year's taxable income. Moreover, pursuant to the December 2017 amendments to the Code, net operating losses arising in taxable years beginning after 2017 may not be carried back, but may be carried forward indefinitely. These limitations could affect our ability to utilize all of our existing net operating loss and tax credit carryforwards.
If we experience an ownership change, our net operating loss and tax credit carryforwards, which currently are expected to be utilized to offset future taxable income, may be subject to limitations on usage or elimination. Our bylaws impose certain restrictions on the transfer of our shares in order to help us preserve the tax treatment of our net operating losses and other tax benefits (see below for a discussion of the risks related to our ownership limitations under the heading "Risks Arising from Certain of Our Relationships and Our Organization and Structure").
Changes in lease accounting standards may materially and adversely affect us.
The Financial Accounting Standards Board recently adopted new accounting rules, to be effective for our fiscal year ending December 31, 2019, that will require companies to capitalize all leases on their balance sheets by recognizing a lessee's rights and obligations. When the rules are effective, we expect we will be required to account for substantially all of our leases under which we are the lessee as assets and liabilities on our balance sheet, while currently we account for such leases on an "off balance sheet" basis. As a result, a significant amount of lease related assets and liabilities will be recognized in our balance sheets and we may be required to make other changes to the recording and classification of our lease related expenses. Though these changes will not have any direct impact on our overall financial condition or contractual payment or other obligations, these changes could cause investors or others to change the way they view our financial condition and could change the calculations of financial metrics and covenants, as well as third party financial models regarding our financial condition.
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

Risks Related to Our Acquisition and Growth Strategies
Acquisitions may be more difficult, costly or time consuming than expected and the anticipated benefits of our growth strategies or any particular transaction may not be fully realized.
Businesses and properties that we acquire often require substantial improvements in order to be brought up to our standards or to achieve our expected financial results. For example, improvements to our acquired travel centers are often extensive and require an extended period of time to plan, design, permit and complete, which is then followed by another period of time for the acquired travel center to become part of our customers' supply networks. Many locations we have acquired, and may in the future acquire, produced, or may produce, operating results before our acquisition that caused, or may cause, the prior owners to exit these businesses. Despite our efforts, the actual results of acquired properties may not improve under our management and may vary greatly from the results we expected when we made the acquisitions. These variances may occur due to many factors, including competition, the cost of improvements exceeding our estimates and our realization of less synergies and less cost savings than expected. Some of these factors are outside our control. If improvements are more difficult, costly or time consuming than expected or if reaching maturity takes longer than expected or does not occur at all, our business, financial condition or results of operations could be negatively affected.
The success of our growth strategies, such as our expansion into the convenience store and standalone restaurant business, and any particular acquisition, including the realization of anticipated benefits, synergies and cost savings, will depend, in part, on our ability to successfully combine acquired businesses with ours. Integration of acquired businesses may be more difficult, costly or time consuming than expected, may result in the loss of key employees or business disruption to us, or may adversely affect our ability to maintain relationships with customers, suppliers and employees or to fully achieve the anticipated benefits of the growth strategy or acquisition. If we experience difficulties, the anticipated benefits of a growth strategy or particular transaction may not be realized fully or at all, or may take longer to realize than expected.
We may not complete our development projects within the time frame or for the investment we anticipate, or at all, and the anticipated benefits of the new facilities may not be fully realized.
Developing a new location generally may be more risky than buying an existing operating location. Any development projects we plan could be delayed or not completed or could require a greater investment of capital or management time, or both, than we expect. Additionally, if we design, plan, permit or construct a project but do not complete it, we may incur substantial costs without realizing any expected benefits. Also, the facilities we construct may not generate the financial returns we anticipate.
Risks Arising from Certain of Our Relationships and Our Organization and Structure
Our agreements and relationships with HPT, our Managing Director, RMR and others related to them may create conflicts of interest, or the appearance of such conflicts, and may restrict our ability to grow our business.
We have significant commercial and other relationships with HPT, our Managing Director, The RMR Group LLC, or RMR, and others related to them, including:

•	We lease a large majority of our travel centers from HPT and our business is substantially dependent upon our relationship with HPT.

•	HPT is our largest shareholder, owning 8.6% of our outstanding common shares as of December 31, 2017.

•
Our Managing Director, Adam D. Portnoy, is a current managing trustee of HPT, and his father, Barry M. Portnoy, is a former managing trustee of HPT, and together owned, directly or indirectly, in aggregate 1.4% of HPT's outstanding common shares as of December 31, 2017.

•
RMR provides us with business management services pursuant to a business management agreement and we pay RMR fees for those services based on a percentage of our fuel gross margin and nonfuel revenues. RMR also provides business and property management services to HPT.

•
Adam D. Portnoy is a managing director and an officer and, as the current sole trustee of ABP Trust, is the controlling shareholder of The RMR Group Inc. and is an officer of, and owns equity interests in, RMR. The RMR Group Inc. is the managing member of RMR and RMR is a subsidiary of The RMR Group Inc.

•
Adam D. Portnoy and all of our Independent Directors are members of the boards of trustees or boards of directors of other public companies to which RMR or its subsidiaries provide management services.

•
Andrew J. Rebholz, our Chief Executive Officer, Barry A. Richards, our President and Chief Operating Officer, William E. Myers, our Executive Vice President, Chief Financial Officer and Treasurer, and Mark R. Young, our Executive Vice President and General Counsel, are also officers of RMR. Barry M. Portnoy was our other Managing Director and a director and an officer of The RMR Group Inc. and an officer of RMR until his death on February 25, 2018. Thomas M. O'Brien, our former Managing Director and President and Chief Executive Officer who retired effective December 31, 2017, was also an officer of RMR.

•
In the event of conflicts between us and RMR, any affiliate of RMR or any publicly owned entity with which RMR has a relationship, including HPT, our business management agreement allows RMR to act on its own behalf and on behalf of HPT or such other entity rather than on our behalf.

•
We, HPT and five other companies to which RMR provides management services currently own Affiliates Insurance Company, an Indiana insurance company, or AIC, and are parties to a shareholders agreement regarding AIC.

In an agreement with HPT entered in 2007 in connection with our spin off from HPT and in our HPT Leases, we granted HPT a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center with another party. Under the 2007 agreement, we also granted HPT and other entities to which RMR provides management services a right of first refusal to acquire or finance any real estate of the types in which they invest before we do. Additionally, under the HPT Leases, without the consent of HPT, we generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which a travel center owned by HPT is located. These rights of first refusal and noncompetition provisions could limit our ability to purchase or finance our properties or properties we may wish to invest in or acquire in the future. Also, under the 2007 agreement we agreed not to take any action that might reasonably be expected to have a material adverse impact on HPT's ability to qualify as a real estate investment trust, or REIT. For more information regarding our transactions, and leases with HPT, see Note 7 and Note 12 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report.
These relationships could create, or appear to create, conflicts of interest with respect to matters involving us, HPT, our Managing Director, RMR and others related to them. As a result of these relationships, our leases with HPT, management agreement with RMR and other transactions with HPT, our Managing Director, RMR and others related to them were not negotiated on an arm's length basis between unrelated parties, and therefore the terms thereof may not be as favorable to us as they would have been if they were negotiated on an arm's length basis between unrelated parties. In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident shareholder director nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. These activities, if instituted against us, and the existence of conflicts of interest or the appearance of conflicts of interest, could result in substantial costs and diversion of our management's attention and could have a material adverse impact on our reputation, business and the market price of our common shares and other securities.
The substantial majority of the travel centers that we operate are owned by HPT and our business is substantially dependent on our relationship with HPT. In addition, we have significant commercial arrangements with RMR and we are dependent on those arrangements in operating our business.
Of the 256 travel centers we operate, 199, or 78%, are owned by HPT and, as a result, our business is substantially dependent on our relationship with HPT. We lease these travel centers pursuant to five long term leases with HPT. HPT may terminate our leases in certain circumstances, including if HPT does not receive minimum annual rent on the subject properties or for certain other events of default. Our business is substantially dependent upon our continued relationship with HPT. The loss of our leases with HPT, or a material change to their terms, could have a material adverse effect on our business, financial condition or results of operations.
Additionally, we are party to a business management agreement with RMR whereby RMR assists us with various aspects of our business. As a result, we are dependent on our arrangements with RMR in operating our business and any adverse developments at RMR or in those arrangements could have a material adverse effect on our business and our ability to conduct our operations.

Ownership limitations and certain other provisions in our limited liability company agreement, bylaws and certain material agreements may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our limited liability company agreement, or our LLC agreement, and bylaws contain provisions that prohibit any shareholder from owning more than 9.8% and 5%, respectively, of the number or value of any class or series of our outstanding shares. The 9.8% ownership limitation in our LLC agreement is consistent with our contractual obligations with HPT to not take actions that may conflict with HPT's status as a REIT under the Code. The 5% ownership limitation in our bylaws is intended to help us preserve the tax treatment of our tax credit carryforwards, net operating losses and other tax benefits. We also believe these provisions promote good orderly governance. These provisions inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in our control or unsolicited acquisition proposals that a shareholder may consider favorable.
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

•
required qualifications for an individual to serve as a Director and a requirement that certain of our Directors be "Managing Directors" and other Directors be "Independent Directors," as defined in the governing documents;

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
In addition, the HPT Leases, our business management agreement with RMR and our credit agreement for our $200.0 million secured revolving credit facility, or our Credit Facility, each provide that our rights and benefits under those agreements may be terminated in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control, as defined in those agreements, without the consent of HPT, RMR or the lenders under the Credit Facility, respectively, and that pursuant to our shareholders agreement with respect to AIC, AIC and the other shareholders of AIC may have rights to acquire our interests in AIC if such an acquisition occurs or if we experience some other change in control. In addition, our obligation to repay deferred rent then outstanding under our amended leases with HPT may be accelerated if, among other things, a Director not nominated or appointed by the then members of our Board of Directors is elected to our Board of Directors or if our shareholders adopt a proposal (other than a precatory proposal) not recommended for adoption by the then members of our Board of Directors. For these reasons, among others, our shareholders may be unable to realize a change in control premium for securities they own or otherwise effect a change of our policies or a change of our control.

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
Our LLC agreement eliminates the personal liability of each of our Directors to us and our shareholders for monetary damages for breach of fiduciary duty as our Director, except for a breach of the Director's duty of loyalty to us or our shareholders as modified by our LLC agreement, for acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of law, or for any transaction from which the Director derived an improper personal benefit. Our LLC agreement also provides that our Directors and officers, HPT, RMR, and the respective trustees, directors and officers of HPT and RMR shall not be liable for monetary damages to us or our shareholders for losses sustained or liabilities incurred as a result of any act or omission by any of them unless there has been a final, nonappealable judgment entered by a court determining that such person or entity acted in bad faith or engaged in fraud, willful misconduct or, in the case of a criminal matter, acted with knowledge that his, her or its conduct was unlawful.
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
Since we became a publicly traded company in January 2007, our shares have experienced significant share price and trading volatility, which may continue. The market price of our common shares has fluctuated and could fluctuate significantly in the future in response to various factors and events, including, but not limited to, the risks set out in this Annual Report, as well as:

•	the liquidity of the market for our common shares;

•	our historic policy to not pay cash dividends;

•	changes in our operating results;

•	issuances of additional common shares and sales of our common shares by holders of large blocks of our common shares, such as HPT or our Directors or officers;

•	a lack of analyst coverage, changes in analysts' expectations and unfavorable research reports; and

•	general economic and industry trends and conditions.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The table below summarizes by state information as of December 31, 2017, regarding branding and ownership of the properties we operate and excludes properties operated by franchisees. The TA and Petro branded properties are included in our travel center segment, the Minit Mart branded properties are included in our convenience store segment and the QSL and other branded properties are included in corporate and other in our segment information. Information for the locations our franchisees operate is included under the heading "Relationships with Franchisees" in Item 1 of this Annual Report.

	Brand Affiliation:						Ownership of Sites by:
	TA	Petro	Minit Mart(1)	QSL	Others(2)	Total	TA	HPT	Joint Venture	Others(3)
Alabama	3	3	—	—	—	6	2	4	—	—
Arizona	5	2	—	—	—	7	—	7	—	—
Arkansas	2	2	—	—	—	4	—	4	—	—
California	9	4	3	—	1	17	—	11	6	—
Colorado	4	1	2	—	—	7	4	3	—	—
Connecticut	3	—	—	—	—	3	—	3	—	—
Florida	6	1	—	—	—	7	—	7	—	—
Georgia	6	3	—	—	—	9	1	8	—	—
Idaho	1	—	—	—	—	1	—	1	—	—
Illinois	7	3	42	—	—	52	36	10	—	6
Indiana	8	6	1	—	—	15	4	11	—	—
Iowa	2	—	—	—	—	2	1	1	—	—
Kansas	1	1	20	—	—	22	21	1	—	—
Kentucky	2	2	68	—	1	73	49	3	—	21
Louisiana	4	3	—	—	—	7	—	7	—	—
Maryland	3	—	—	—	—	3	—	3	—	—
Michigan	6	—	—	—	—	6	1	5	—	—
Minnesota	1	—	18	—	—	19	17	1	—	1
Mississippi	1	1	—	—	—	2	—	1	—	1
Missouri	4	1	39	—	—	44	39	5	—	—
Montana	2	—	—	—	—	2	2	—	—	—
Nebraska	2	1	—	—	—	3	—	3	—	—
Nevada	3	3	—	—	—	6	1	5	—	—
New Hampshire	1	—	—	—	—	1	—	1	—	—
New Jersey	3	1	—	—	—	4	—	4	—	—
New Mexico	5	2	—	—	—	7	—	6	—	1
New York	5	1	—	—	—	6	—	6	—	—
North Carolina	3	1	—	—	—	4	1	3	—	—
North Dakota	1	—	—	—	—	1	1	—	—	—
Ohio	9	4	11	7	—	31	11	14	—	6
Oklahoma	3	1	—	—	—	4	—	4	—	—
Oregon	2	1	—	—	—	3	—	3	—	—
Pennsylvania	8	2	—	5	—	15	4	9	—	2
Rhode Island	1	—	—	—	—	1	1	—	—	—
South Carolina	4	2	—	—	—	6	2	4	—	—
Tennessee	6	2	3	—	—	11	3	8	—	—
Texas	13	8	—	—	—	21	3	18	—	—
Utah	2	—	—	—	—	2	—	2	—	—
Virginia	3	—	—	1	—	4	—	3	—	1
Washington	1	1	—	—	—	2	—	2	—	—
West Virginia	2	—	—	1	—	3	—	2	—	1
Wisconsin	2	1	26	—	—	29	25	2	—	2
Wyoming	3	1	—	—	—	4	—	4	—	—
Ontario, Canada	1	—	—	—	—	1	1	—	—	—
Total	163	65	233	14	2	477	230	199	6	42

(1)	Includes one Minit Mart branded convenience store we own and lease to a dealer. Excludes Minit Mart branded stores located within our travel centers.

(2)	Includes restaurant brands other than QSL.

(3)	Includes properties leased from, or managed for, parties other than HPT.

Item 3. Legal Proceedings
The disclosure under the heading "Legal Proceedings" in Note 13 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market information. Since July 1, 2016, our common shares have been traded on The Nasdaq Stock Market LLC, or the Nasdaq, under the symbol "TA." Prior to that, our common shares traded on the New York Stock Exchange, or NYSE, under the same symbol. Set forth below, for the periods indicated, are the high and low sales prices for our common shares as reported on the Nasdaq and NYSE, as applicable:

2017	High	Low
First Quarter	$7.75	$5.60
Second Quarter	6.38	3.55
Third Quarter	4.63	2.95
Fourth Quarter	5.85	3.95

2016	High	Low
First Quarter	$9.58	$6.41
Second Quarter	9.23	6.45
Third Quarter	8.78	6.56
Fourth Quarter	7.60	5.65
The closing price of our common shares on the Nasdaq on February 27, 2018, was $4.00 per share.
Holders. As of February 23, 2018, there were 740 shareholders of record of our common shares.
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
Recent sales of unregistered securities. There were no sales of our unregistered securities by us during the fourth quarter of 2017.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2017:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May yet Be Purchased Under the Plans or Programs
October 2017	29,956	$4.15	—	$—
November 2017	—	—	—	—
December 2017	232,809	4.35	—	—
Total	262,765	$4.33	—	$—

(1)
During 2017, all common share purchases were made to satisfy share award recipients' tax withholding and payment obligations in connection with the vesting of awards of restricted common shares, which were repurchased by us based on their fair market value on the repurchase date.

Item 6. Selected Financial Data
The following table presents selected historical financial information for each of the last five fiscal years. The information set forth below with respect to fiscal years 2017, 2016 and 2015 was derived from, and should be read in conjunction with, the audited consolidated financial statements included in Item 15 of this Annual Report. The information set forth below with respect to fiscal years 2014 and 2013 was derived from, and should be read in conjunction with, the audited consolidated financial statements included in our 2014 Annual Report on Form 10-K. The following information should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

(in thousands, except per share and site counts unless indicated otherwise)	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations and Comprehensive Income (Loss) Attributable to Common Shareholders Data:
Revenues:
Fuel	$4,090,912	$3,530,149	$4,055,448	$6,149,449	$6,481,252
Nonfuel	1,944,181	1,903,623	1,740,509	1,596,575	1,420,756
Rent and royalties from franchisees	16,500	17,352	12,424	12,382	12,687
Total revenues	6,051,593	5,451,124	5,808,381	7,758,406	7,914,695
(Loss) income from operations	(45,924)	22,060	78,297	113,640	21,190
Net income (loss) attributable to common shareholders	9,262	(2,018)	27,719	60,969	31,623
Net income (loss) per common share attributable to common shareholders:
Basic and diluted	$0.23	$(0.05)	$0.72	$1.62	$1.06
Balance Sheet Data (end of period):
Total assets	$1,617,854	$1,659,841	$1,621,541	$1,393,007	$1,234,171
Sale leaseback financing obligation, noncurrent portion(1)	22,987	21,165	20,719	82,591	83,762
Deferred rent obligation(2)	150,000	150,000	150,000	150,000	150,000
Senior Notes	330,000	330,000	330,000	230,000	110,000
Other Operating Data:
Total fuel sold (gallons)(3)	2,152,179	2,205,424	2,130,103	2,024,790	2,034,929
Number of sites (end of period):
Company operated travel centers	228	225	223	220	217
Company operated convenience stores	232	232	203	34	34
Company operated standalone restaurants	16	13	2	1	—
Franchisee operated travel centers	4	5	5	5	5
Franchisee owned and operated travel centers	24	25	24	25	25
Dealer operated convenience store	1	1	1	—	—
Franchisee owned and operated standalone restaurants	33	39	—	—	—
Total locations	538	540	458	285	281

(1)	See Note 7 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our sale leaseback financing obligation.

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
Over the past few years there have been significant changes in the cost of fuel. During the year ended December 31, 2017, fuel prices did not materially change during the first half of 2017, but trended steadily upward during the second half of 2017, ending at a higher price than at the start of the year. The average fuel price was 21.8% above the average fuel price during the year ended December 31, 2016. During the year ended December 31, 2016, fuel prices generally trended upward for the year, ending at a higher price than at the start of the year. However, fuel prices in 2015 were generally higher than in 2016, therefore, the average fuel price was 15.9% below the average fuel price during the year ended December 31, 2015. Some current economic forecasts reflect moderate price increases for fuel and an expectation of economic growth and inflation in the United States and elsewhere, which may impact demand for fuel and fuel prices. As noted above, various factors and events can cause fuel prices to change, sometimes suddenly and sharply.
Due to the volatility of our fuel costs and our methods of pricing fuel to our customers, we believe that fuel revenue is not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin. We therefore consider fuel sales volume, fuel gross margin and nonfuel revenue to be better measures of our performance.
We generally are able to pass changes in our cost for fuel products to our customers, but typically with a delay, such that during periods of rising fuel commodity prices fuel gross margin per gallon tend to be lower than they otherwise may have been and during periods of falling fuel commodity prices fuel gross margin per gallon tend to be higher than they otherwise may have been. Increases and volatility in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements. For more information about fuel market risks that may affect us and our actions to mitigate those risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" elsewhere in this Annual Report.
We believe that demand for diesel fuel by trucking companies for any given level of trucking activity will continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels. We believe these factors combined with lower levels of trucking freight activity and competitive pressures, particularly during the three months ended March 31, 2017, were contributors to decreases in the level of fuel sales volumes we realized on a consolidated and same site basis for 2017, as compared to 2016. Although fuel sales volume declined on a same site basis, the decrease was partially offset by increases from acquired locations and development properties opened in 2016 and 2017.
Our fuel gross margin and fuel gross margin per gallon were lower in 2017 than in 2016, primarily due to the federal biodiesel fuel tax credits that were available in 2016 that were not available in 2017 and increased competition, partially offset by the positive impact of our pricing strategies.

The net income attributable to common shareholders we achieved for 2017, as compared to the loss we experienced during 2016, was primarily due to the $58,602 income tax benefit that resulted from the resolution of certain previously uncertain tax positions during the 2017 third quarter and the related recognition of the affected deferred tax assets and reversal of the related accrued liability (see Note 9 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about this matter). In addition to the resolution of our previously uncertain tax positions, during 2017 we recognized the effects of a number of items that affected our profitability as compared to 2016, primarily including the following:

•
We recognized aggregate impairment charges of $9,769 on certain property and equipment and other asset write offs of $6,773, which charges are included in depreciation and amortization expense in our consolidated statements of operations and comprehensive income (loss).

•
We incurred $9,706 of legal fees during 2017 in connection with our dispute with Comdata, as further described below, which is included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income (loss).

•
As a result of the decrease in the corporate income tax rate from 35% to 21% as part of the Tax Cuts and Jobs Act enacted in December 2017, we recognized a $6,356 charge to reduce our benefit for income taxes as a result of revaluing our deferred tax assets and liabilities at the new statutory rate.

•
In connection with the retirements of certain of our senior management during 2017, including our former President and Chief Executive Officer and a former Executive Vice President, we recognized $1,489 related to one time payments and accelerated vesting of common shares previously awarded under our equity compensation plans, which amount is included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income (loss).

•	Our restaurant renovation, rebranding and certain cost control initiatives also resulted in lower revenues in the short term but are expected to improve profitability in the future.
As described under the heading "Legal Proceedings" in Note 13 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report, Comdata had purported to terminate its Merchant Agreement with us in November 2016 and, from February 1, 2017, until mid-September 2017, unilaterally increased the fees it withheld from the transaction settlement payments due to us under that agreement. On September 11, 2017, the Court of Chancery of the State of Delaware, or the Court, issued a Memorandum Opinion stating that we were entitled to, among other things, an order requiring Comdata to specifically perform under the Merchant Agreement, and awarded damages to us and against Comdata for the difference between the higher transaction fees we had paid to Comdata since February 1, 2017, and what we should have paid during that period under the fee schedule in the Merchant Agreement, plus pre- and post- judgment interest. The Court also found that the Merchant Agreement provides for an award of reasonable attorneys' fees and costs to the prevailing party in a lawsuit enforcing any rights under the Merchant Agreement. In September 2017, we recognized a receivable, with an offsetting reduction of transaction fees expense, of $6,903 for the amount of excess transaction fees we subsequently recovered from Comdata in November 2017. Transaction fee expense is included in site level operating expenses in our consolidated statements of operations and comprehensive income (loss). We have not yet recognized any amounts of receivable or expense reduction in respect of our attorney's fees and costs related to this matter, which totaled $10,518 through December 31, 2017, as the Court has not yet determined the amount of fees and costs that we are entitled to recover.
On February 8, 2018, the U.S. government signed into law a spending bill which, among other things, retroactively reinstated the biodiesel blenders' tax credit for 2017. Retroactive reinstatement of the tax credit provides us with the right to refunds of amounts paid to suppliers or the federal government in connection with biodiesel purchases during 2017 that totaled approximately $23,300; this reduction of fuel cost of goods sold will be recognized in our consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2018. The legislation did not reinstate or establish the biodiesel tax credits for 2018.

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
During the year ended December 31, 2015, we sold 14 travel centers and certain assets at 11 properties currently leased from HPT for an aggregate of $279,383 and purchased five travel centers from HPT for $45,042. The resulting net increase of our minimum annual rent due to HPT was $20,153.
During the year ended December 31, 2016, we sold three of the development properties and two existing travel centers we owned for an aggregate of $82,413, and our minimum annual rent due to HPT increased by $7,004.
On May 3, 2017, we sold the fourth and final development property to HPT for $27,602, and our minimum annual rent due to HPT increased by $2,346.
See Notes 7 and 12 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our Transaction Agreement with HPT.
Acquired and Developed Sites
We believe that our travel centers and convenience stores require a period after they are developed or acquired and renovations are completed to reach expected stabilized financial results, generally three years for travel centers and one year for convenience stores.
We acquired or developed nine travel centers during the three year period ended December 31, 2017. Of these travel centers, three are included in the same site data for the year ended December 31, 2017. As of December 31, 2017, we had invested $21,122 (including the cost of initial improvements) in these three locations, and these locations generated $1,446 of site level gross margin in excess of site level operating expenses during the year ended December 31, 2017. The remaining six locations were acquired or developed for a total investment of $112,338 (including the cost of initial improvements), and these locations generated $7,528 of site level gross margin in excess of site level operating expenses during the year ended December 31, 2017. Four of these six locations were newly developed on land we owned; these four properties were subsequently sold to, and leased back from, HPT. Some of these six travel centers were fully or partially out of service while improvements were being made to them during the year ended December 31, 2017.
We acquired 197 convenience stores during the three year period ended December 31, 2017. Of these convenience stores, 168 are included in the same site data for the year ended December 31, 2017. As of December 31, 2017, we had invested $327,910 (including the cost of initial improvements) in these 168 locations, and these locations generated $24,956 of site level gross margin in excess of site level operating expenses during the year ended December 31, 2017. The remaining 29 locations were acquired for a total investment of $48,996 (including the cost of initial improvements), and these locations generated $3,522 of site level gross margin in excess of site level operating expenses during the year ended December 31, 2017. Some of these 29 convenience stores were fully or partially out of service while improvements were being made to them during the year ended December 31, 2017.

Results of Operations
Consolidated Financial Results
The following table presents changes in our operating results for the year ended December 31, 2017, as compared to the year ended December 31, 2016 and for the year ended December 31, 2016, as compared to the year ended December 31, 2015.

	2017	Change	2016	Change	2015
Revenues:
Fuel	$4,090,912	15.9%	$3,530,149	(13.0)%	$4,055,448
Nonfuel	1,944,181	2.1%	1,903,623	9.4%	1,740,509
Rent and royalties from franchisees	16,500	(4.9)%	17,352	39.7%	12,424
Total revenues	6,051,593	11.0%	5,451,124	(6.2)%	5,808,381

Gross margin:
Fuel	394,179	(2.6)%	404,777	(2.3)%	414,494
Nonfuel	1,084,352	3.0%	1,053,077	9.4%	962,766
Rent and royalties from franchisees	16,500	(4.9)%	17,352	39.7%	12,424
Total gross margin	1,495,031	1.3%	1,475,206	6.2%	1,389,684

Operating expenses:
Site level operating	980,749	2.2%	959,407	8.3%	885,646
Selling, general and administrative	154,663	11.2%	139,052	14.2%	121,767
Real estate rent	277,127	5.7%	262,298	13.3%	231,591
Depreciation and amortization	128,416	39.0%	92,389	27.6%	72,383
Total operating expenses	1,540,955	6.0%	1,453,146	10.8%	1,311,387

(Loss) income from operations	(45,924)	(308.2)%	22,060	(71.8)%	78,297

Acquisition costs	247	(89.9)%	2,451	(51.4)%	5,048
Interest expense, net	29,962	7.7%	27,815	23.4%	22,545
Income from equity investees	1,088	(76.1)%	4,544	12.0%	4,056
Loss on extinguishment of debt	—	NM	—	NM	10,502
(Loss) income before income taxes	(75,045)	NM	(3,662)	(108.3)%	44,258
Benefit (provision) for income taxes	84,439	NM	1,733	(110.5)%	(16,539)
Net income (loss)	9,394	(587.0)%	(1,929)	(107.0)%	27,719
Less: net income for noncontrolling interests	132	48.3%	89	NM	—
Net income (loss) attributable to common shareholders	$9,262	(559.0)%	$(2,018)	(107.3)%	$27,719

Year ended December 31, 2017, as compared to year ended December 31, 2016
Fuel revenues. Fuel revenues for 2017 increased by $560,763, or 15.9%, as compared to 2016. The table below shows the change in fuel sales volumes and revenues by segment. Corporate and other fuel gallons sold and fuel revenues represent wholesale sales to the locations we operate that are owned by an unconsolidated joint venture in which we own a noncontrolling interest and to other retailers.

	Fuel Gallons Sold			Fuel Revenues
	2017	2016	Change	2017	2016	Change
Travel centers	1,859,212	1,908,924	(2.6)%	$3,533,121	$3,036,861	16.3%
Convenience stores	253,826	253,363	0.2%	480,917	420,747	14.3%
Corporate and other	39,141	43,137	(9.3)%	76,874	72,541	6.0%
Consolidated totals	2,152,179	2,205,424	(2.4)%	$4,090,912	$3,530,149	15.9%
The increase in fuel revenues for 2017 as compared to 2016 was primarily due to increases in market prices for fuel, partially offset by decreases in same site fuel sales volume primarily in our travel center segment.
Nonfuel revenues. Nonfuel revenues for 2017 increased by $40,558, or 2.1%, as compared to 2016, primarily as a result of recently acquired and developed locations.
Fuel gross margin. Fuel gross margin for 2017 decreased by $10,598, or 2.6%, as compared to 2016, and our fuel gross margin per gallon decreased modestly by $0.001, or 0.5%, as compared to 2016. These decreases were primarily due to the impact of the federal biodiesel fuel tax credits that were available to us in 2016 that were not available in 2017 and the effects of competition, partially offset by the positive impact of our marketing and pricing strategies.
Nonfuel gross margin. Nonfuel gross margin for 2017 increased by $31,275, or 3.0%, as compared to 2016, primarily due to recently acquired and developed locations, a change in the mix of products and services sold and the positive impact of our pricing strategies. Nonfuel gross margin as a percentage of nonfuel revenues was 55.8% and 55.3% for 2017 and 2016, respectively. Nonfuel gross margin percentage for 2017 increased compared to 2016 primarily due to the positive impact of our purchasing and pricing strategies and marketing initiatives.
Site level operating expenses. Site level operating expenses for 2017 increased by $21,342, or 2.2%, as compared to 2016, primarily due to recently acquired and developed locations. On same site basis, site level operating expenses as a percentage of nonfuel revenues was 50.4% and 50.7% for 2017 and 2016, respectively.
Selling, general and administrative expenses. Selling, general and administrative expenses for 2017 increased by $15,611, or 11.2%, as compared to 2016. The increase in selling, general and administrative expenses was primarily attributable to litigation costs of $9,706 related to our dispute with Comdata and also a result of increased personnel costs including approximately $1,489 of expenses that resulted from the retirement agreements we entered during 2017 with former officers, partially offset by certain cost control initiatives. See Note 13 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our legal proceedings with Comdata.
Real estate rent expense. Real estate rent expense for 2017 increased by $14,829, or 5.7%, as compared to 2016. The increase in real estate rent expense was primarily a result of our sale to, and lease back from, HPT of six travel centers and of improvements at leased locations since the beginning of 2016, including the sales pursuant to the Transaction Agreement with HPT.
Depreciation and amortization expense. Depreciation and amortization expense for 2017 increased by $36,027, or 39.0%, as compared to 2016. The increase in depreciation and amortization expense primarily resulted from the increased amount of depreciable assets as a result of the locations we acquired and other capital investments we completed (and did not subsequently sell to HPT), $9,769 of impairment charges related to certain convenience stores and $6,773 of write offs of certain assets in the first and fourth quarters of 2017. See Note 3 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about the impairment charges.

Benefit for income taxes. For 2017, we had an income tax benefit of $84,439 primarily as a result of a $58,602 income tax benefit that was recognized as a result of the resolution of certain previously uncertain tax positions and the related recognition of the affected deferred tax assets and reversal of the related accrued liability. In 2016, we had an income tax benefit of $1,733 as a result of a pretax loss.
In December 2017, the Tax Cuts and Jobs Act, or the Tax Act, became law which, among other things, decreased the corporate statutory tax rate from 35% to 21%. We applied the effect of the Tax Act in 2017, the period in which the Tax Act was enacted. Passage of the Tax Act, among other things, required us to revalue our deferred tax assets and liabilities using the new statutory rate, resulting in a decrease in our tax benefit of $6,356 for the year ended December 31, 2017. See Note 9 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our income taxes.
Year ended December 31, 2016, as compared to year ended December 31, 2015
Fuel revenues. Fuel revenues for 2016 decreased by $525,299, or 13.0%, as compared to 2015. The table below shows the change in fuel sales volumes and revenues by segment. Corporate and other fuel gallons sold and fuel revenues represent wholesale sales to the locations we operate that are owned by an unconsolidated joint venture in which we own a noncontrolling interest and to other retailers.

	Fuel Gallons Sold			Fuel Revenues
	2016	2015	Change	2016	2015	Change
Travel centers	1,908,924	1,974,744	(3.3)%	$3,036,861	$3,763,536	(19.3)%
Convenience stores	253,363	121,604	108.4%	420,747	224,894	87.1%
Corporate and other	43,137	33,755	27.8%	72,541	67,018	8.2%
Consolidated totals	2,205,424	2,130,103	3.5%	$3,530,149	$4,055,448	(13.0)%
The decrease in fuel revenues for 2016 as compared to 2015 was due to significant decreases in market prices for fuel and lower fuel sales volume in our travel center segment as a result of fuel conservation methods adopted by our customers and due to increased competition, partially offset by increases in fuel sales volume in our convenience store segment as a result of acquired locations.
Nonfuel revenues. Nonfuel revenues for 2016 increased by $163,114, or 9.4%, as compared to 2015, primarily as a result of recently acquired locations.
Fuel gross margin. Fuel gross margin for 2016 decreased by $9,717, or 2.3%, as compared to 2015, and fuel gross margin per gallon decreased by $0.011, or 5.6%, as compared to 2015. These decreases were primarily due to an unusually favorable purchasing environment in the first four months of 2015 that did not recur in 2016.
Nonfuel gross margin. Nonfuel gross margin for 2016 increased by $90,311, or 9.4%, as compared to 2015, primarily due to recently acquired locations and our pricing and marketing initiatives. Nonfuel gross margin as a percentage of nonfuel revenues was 55.3% for each 2016 and 2015.
Site level operating expenses. Site level operating expenses for 2016 increased by $73,761, or 8.3%, as compared to 2015 primarily due to recently acquired locations. Site level operating expenses as a percentage of nonfuel revenues were 50.4% and 50.9% for 2016 and 2015, respectively. The improved expense ratio reflects both a larger portion of our operations conducted at convenience stores and the continued stabilization of our acquired convenience store locations.
Selling, general and administrative expenses. Selling, general and administrative expenses for 2016 increased by $17,285, or 14.2%, as compared to 2015. The increase was primarily attributable to increased personnel required to support the growth of our business, as well as increased spending on marketing and promotional activities.
Real estate rent expense. Real estate rent expense for 2016 increased by $30,707, or 13.3%, as compared to 2015. The increase in real estate rent expense was primarily a result of the sale to, and lease back from, HPT of travel centers and improvements at leased locations since the beginning of 2015, including the sales pursuant to the Transaction Agreement with HPT.
Depreciation and amortization expense. Depreciation and amortization expense for 2016 increased by $20,006, or 27.6%, as compared to 2015. The increase in depreciation and amortization expense primarily resulted from the locations we acquired and capital investments at our owned locations that we completed since the beginning of 2015.

Benefit (provision) for income taxes. For 2016, we had an income tax benefit of $1,733 as a result of a pretax loss. In 2015, we had an income tax provision of $16,539 as a result of pretax income. See Note 9 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our income taxes.

Segment Results of Operations
The following is a discussion of fuel and nonfuel revenues and site level gross margin in excess of site level operating expenses by reportable segment.
As part of this discussion and analysis of our reportable segment operating results we refer to increases and decreases in results on a same site basis. We include a location in the same site comparisons only if we continuously operated it for the entire duration since the beginning of the earliest comparative period presented, except for locations we operate that are owned by an unconsolidated joint venture in which we own a noncontrolling interest, which we do not include. Same site data also excludes revenues and expenses at locations not operated by us, such as rent and royalties from franchisees, revenues from a dealer operated convenience store and corporate selling, general and administrative expenses. We do not exclude locations from the same site comparisons as a result of capital improvements to the site or changes in the services offered.

Travel Centers
The following table presents changes in the operating results for our travel center segment for the year ended December 31, 2017, as compared to the year ended December 31, 2016, and for the year ended December 31, 2016, as compared to the year ended December 31, 2015.

	2017	Change		2016	Change		2015
Number of company operated travel center locations at end of period	228	3		225	2		223
Number of franchise operated travel center locations at end of period	28	(2)		30	1		29

Fuel:
Fuel sales volume (gallons)	1,859,212	(2.6)%		1,908,924	(3.3)%		1,974,744
Fuel revenues	$3,533,121	16.3%		$3,036,861	(19.3)%		$3,763,536
Fuel gross margin	336,253	(4.6)%		352,361	(9.3)%		388,502
Fuel gross margin per gallon	$0.181	(2.2)%		$0.185	(6.1)%		$0.197

Nonfuel:
Nonfuel revenues	$1,636,009	1.3%		$1,615,405	1.0%		$1,599,088
Nonfuel gross margin	964,438	1.9%		946,308	3.3%		915,794
Nonfuel gross margin percentage	59.0%	40	pts	58.6%	130	pts	57.3%

Total revenues	$5,181,434	11.0%		$4,665,894	(13.2)%		$5,375,048
Total gross margin	1,312,995	0.1%		1,312,297	(0.3)%		1,316,720
Site level operating expenses	849,162	0.7%		843,385	1.2%		833,156
Site level operating expenses as a percentage of nonfuel revenues	51.9%	(30	)pts	52.2%	10	pts	52.1%
Site level gross margin in excess of site level operating expenses	$463,833	(1.1)%		$468,912	(3.0)%		$483,564

The following table presents our same site operating results for our travel center segment for the year ended December 31, 2017, as compared to the year ended December 31, 2016, and for the year ended December 31, 2016, as compared to the year ended December 31, 2015.

	2017	2016	Change		2016	2015	Change
Number of same site company operated travel center locations	220	220	—		217	217	—

Fuel:
Fuel sales volume (gallons)	1,827,357	1,893,690	(3.5)%		1,883,514	1,967,655	(4.3)%
Fuel revenues	$3,472,078	$3,011,216	15.3%		$2,994,344	$3,749,929	(20.1)%
Fuel gross margin	329,399	348,554	(5.5)%		346,836	386,412	(10.2)%
Fuel gross margin per gallon	$0.180	$0.184	(2.2)%		$0.184	$0.196	(6.1)%

Nonfuel:
Nonfuel revenues	$1,597,954	$1,596,816	0.1%		$1,589,156	$1,591,676	(0.2)%
Nonfuel gross margin	940,724	935,140	0.6%		931,315	911,677	2.2%
Nonfuel gross margin percentage	58.9%	58.6%	30	pts	58.6%	57.3%	130	pts

Total gross margin	$1,270,123	$1,283,694	(1.1)%		$1,278,151	$1,298,089	(1.5)%
Site level operating expenses	826,705	833,323	(0.8)%		828,390	827,603	0.1%
Site level operating expenses as a percentage of nonfuel revenues	51.7%	52.2%	(50	)pts	52.1%	52.0%	10	pts
Site level gross margin in excess of site level operating expenses	$443,418	$450,371	(1.5)%		$449,761	$470,486	(4.4)%
Year ended December 31, 2017, as compared to year ended December 31, 2016
Revenues. Fuel revenues for 2017 increased by $496,260, or 16.3%, as compared to 2016. The table below shows the factors that caused changes in total fuel sales volume and revenues of our travel center segment between periods.

	Gallons Sold	Fuel Revenues
Results for 2016	1,908,924	$3,036,861
Increase due to petroleum products price changes		586,881
Decrease due to same site volume changes	(66,333)	(125,955)
Increase due to locations opened	16,621	35,334
Net change from prior year period	(49,712)	496,260
Results for 2017	1,859,212	$3,533,121
Fuel revenues primarily reflected increases in market prices for fuel, partially offset by decreases in fuel sales volume on a same site basis. On a same site basis, fuel sales volume decreased by 66,333 gallons, or 3.5%, during 2017 as compared to 2016. The decrease in same site fuel sales volume in 2017 resulted from continued fuel efficiency gains, especially by our commercial diesel fuel customers, and competitive pressures.
Nonfuel revenues for 2017 increased by $20,604, or 1.3%, as compared to 2016. Nonfuel revenues increased primarily as a result of recently acquired and developed locations. Nonfuel revenues also increased modestly on a same site basis primarily due to increased tire sales from our commercial tire dealer initiative and more competitive pricing strategies, partially offset by reduced restaurant business while we were converting certain locations from full service restaurants to QSRs and the impact of closing certain of our restaurants during late night time periods to increase profitability.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for 2017 decreased by $5,079, or 1.1%, as compared to 2016, primarily due to decreases of $6,953, or 1.5%, on a same site basis, partially offset by increases due to newly acquired and developed locations.

On a same site basis, site level gross margin in excess of site level operating expenses decreased for 2017 as compared to 2016, resulting from decreases in fuel gross margin primarily due to the federal biodiesel fuel tax credits that were available to us in 2016 that were not available in 2017. This decrease was partially offset by decreases in site level operating expenses and increases in nonfuel gross margin.
Year ended December 31, 2016, as compared to year ended December 31, 2015
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
Fuel revenues primarily reflected decreases in market prices for fuel and fuel sales volume from same sites. On a same site basis, fuel sales volume for 2016 decreased by 84,141 gallons, or 4.3%, as compared to 2015. We believe the decrease in same site fuel sales volume was primarily due to our efforts to manage fuel sales profitability by adjusting pricing and the effects of truck engine fuel efficiency improvements and other fuel conservation efforts, lower levels of freight activity and competition.
Nonfuel revenues for 2016 increased by $16,317, or 1.0%, as compared to 2015. The increase in nonfuel revenues was primarily due to nonfuel revenues at recently acquired locations partially offset by decreases in nonfuel revenues on a same site basis. The decrease on a same site basis was primarily due to lower revenue at full service restaurants due to closing certain of our restaurants during slower night time periods and decreases in tire sales revenue primarily due to increased competition.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for 2016 decreased by $14,652, or 3.0%, as compared to 2015, due to decreases of $20,725, or 4.4%, on a same site basis, partially offset by increases due to newly acquired and developed locations.
On a same site basis, site level gross margin in excess of site level operating expenses decreased for 2016, as compared to 2015, as a result of decreases in fuel gross margin primarily due to an unusually favorable purchasing environment experienced in the first four months of 2015 that did not recur during 2016, and increases in site level operating expenses, partially offset by increases in nonfuel gross margin.

Convenience Stores
The following table presents changes in the operating results for our convenience store segment for the year ended December 31, 2017, as compared to the year ended December 31, 2016, and for the year ended December 31, 2016, as compared to the year ended December 31, 2015.

	2017	Change		2016	Change		2015
Number of company operated convenience stores locations at end of period	232	—		232	29		203
Number of dealer operated convenience store locations at end of period	1	—		1	—		1

Fuel:
Fuel sales volume (gallons)	253,826	0.2%		253,363	108.4%		121,604
Fuel revenues	$480,917	14.3%		$420,747	87.1%		$224,894
Fuel gross margin	57,227	10.3%		51,900	99.2%		26,060
Fuel gross margin per gallon	$0.225	9.8%		$0.205	(4.2)%		$0.214

Nonfuel:
Nonfuel revenues	$269,854	2.4%		$263,577	87.6%		$140,503
Nonfuel gross margin	94,516	5.0%		90,047	94.4%		46,314
Nonfuel gross margin percentage	35.0%	80	pts	34.2%	120	pts	33.0%

Total revenues	$750,986	9.7%		$684,630	87.4%		$365,397
Total gross margin	151,958	6.8%		142,253	96.6%		72,374
Site level operating expenses	111,404	5.5%		105,593	91.6%		55,115
Site level operating expenses as a percentage of nonfuel revenues	41.3%	120	pts	40.1%	90	pts	39.2%
Site level gross margin in excess of site level operating expenses	$40,554	10.6%		$36,660	112.4%		$17,259

The following table presents our same site operating results for our convenience store segment for the year ended December 31, 2017, as compared to the year ended December 31, 2016, and for the year ended December 31, 2016, as compared to the year ended December 31, 2015.

	2017	2016	Change		2016	2015	Change
Number of same site company operated convenience store locations	200	200	—		32	32	—

Fuel:
Fuel sales volume (gallons)	227,102	232,534	(2.3)%		41,058	41,690	(1.5)%
Fuel revenues	$430,417	$385,053	11.8%		$67,338	$77,706	(13.3)%
Fuel gross margin	51,421	48,187	6.7%		9,101	8,950	1.7%
Fuel gross margin per gallon	$0.226	$0.207	9.2%		$0.222	$0.215	3.3%

Nonfuel:
Nonfuel revenues	$238,097	$239,341	(0.5)%		$72,664	$72,827	(0.2)%
Nonfuel gross margin	84,818	83,241	1.9%		26,258	25,965	1.1%
Nonfuel gross margin percentage	35.6%	34.8%	80	pts	36.1%	35.7%	40	pts

Total gross margin	$136,239	$131,428	3.7%		$35,359	$34,915	1.3%
Site level operating expenses	99,399	96,819	2.7%		21,996	22,440	(2.0)%
Site level operating expenses as a percentage of nonfuel revenues	41.7%	40.5%	120	pts	30.3%	30.8%	(50	)pts
Site level gross margin in excess of site level operating expenses	$36,840	$34,609	6.4%		$13,363	$12,475	7.1%
Year ended December 31, 2017, as compared to year ended December 31, 2016
Revenues. Fuel revenues for 2017 increased by $60,170, or 14.3%, as compared to 2016. The table below shows the factors that caused changes in total fuel sales volume and revenues of our convenience store segment between periods.

	Gallons Sold	Fuel Revenues
Results for 2016	253,363	$420,747
Increase due to petroleum products price changes		55,345
Decrease due to same site volume changes	(5,432)	(9,982)
Increase due to locations opened and closed	5,895	14,807
Net change from prior year period	463	60,170
Results for 2017	253,826	$480,917
The increase in fuel revenues in our convenience store segment was due to increases in market prices for fuel and increases in fuel sales volume from recently acquired locations, partially offset by decreases in fuel sales volume on a same site basis. On a same site basis, fuel sales volume for 2017 decreased by 5,432 gallons, or 2.3%, as compared to 2016. The decrease in same site fuel sales volume was primarily due to increased competition.
Nonfuel revenues for 2017 increased by $6,277, or 2.4%, as compared to 2016. The increase in nonfuel revenues is primarily the result of recently acquired locations. On a same site basis, nonfuel revenues decreased modestly primarily due to the decline in fuel sales volume due to increased competition.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for 2017 increased by $3,894, or 10.6%, as compared to 2016, due to increases of $2,231, or 6.4%, on a same site basis and increases from recently acquired locations.

On a same site basis, site level gross margin in excess of site level operating expenses for 2017 increased as compared to 2016 due to increases in fuel and nonfuel gross margins as operations at acquired locations continue to improve, partially offset by increases in site level operating expenses.
Year ended December 31, 2016, as compared to year ended December 31, 2015
Revenues. Fuel revenues for 2016 increased by $195,853, or 87.1%, as compared to 2015. The table below shows the factors that caused changes in total fuel sales volume and revenues of our convenience store segment between periods.

	Gallons Sold	Fuel Revenues
Results for 2015	121,604	$224,894
Decrease due to petroleum products price changes		(9,355)
Decrease due to same site volume changes	(632)	(979)
Increase due to locations opened and closed	132,391	206,187
Net change from prior year period	131,759	195,853
Results for 2016	253,363	$420,747
The increase in fuel revenues in our convenience store segment was due to fuel sales volume at recently acquired locations, partially offset by decreases in market prices for fuel and decreases in fuel sales volume on a same site basis. On a same site basis, fuel sales volume for 2016 decreased by 632 gallons, or 1.5%, as compared to 2015. The decrease in same site fuel sales volume was primarily due to our adjusting fuel sales pricing to manage fuel sales volume and profitability and the effects of competition.
Nonfuel revenues for 2016 increased by $123,074, or 87.6%, as compared to 2015. The increase in nonfuel revenues was primarily due to recently acquired locations. On a same site basis, nonfuel revenues decreased modestly.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for 2016 increased by $19,401, or 112.4%, as compared to 2015, due to recently acquired locations.
On a same site basis, site level gross margin in excess of site level operating expenses for 2016 increased as compared to 2015 due to decreases in site level operating expenses, increases in nonfuel gross margin due to a favorable change in the mix of products and services sold and increases in fuel gross margin primarily resulting from our continued focus on adjusting our fuel sales pricing to manage profitability.

Liquidity and Capital Resources
Our principal liquidity requirements are to meet our operating and financing costs and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are our:

•	cash balance;

•	operating cash flow;

•	our revolving Credit Facility with a current maximum availability of $200,000 subject to limits based on our qualified collateral;

•	sales to HPT of improvements we make to the sites we lease from HPT;

•	potential issuances of new debt and equity securities; and

•	potential financing or selling of unencumbered real estate that we own.
We believe that the primary risks we currently face with respect to our operating cash flow are:

•	continuing decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency, fuel conservation and alternative fuels;

•	decreased demand for our products and services that we may experience as a result of competition;

•	the fixed nature of a significant portion of our expenses, which may restrict our ability to realize a sufficient reduction in our expenses to offset a reduction in our revenues;

•	the possible inability of acquired or developed properties to generate the stabilized financial results we expected at the time of acquisition or development;

•	the risk of an economic slowdown or recession in the U.S. economy;

•
the negative impacts on our gross margins and working capital requirements if there were a return to the higher level of prices for petroleum products we experienced in prior years or due to increases in the cost of our fuel or nonfuel products resulting from inflation generally; and

•	the risk of continued litigation costs.
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our growth strategy of selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $36,082 at December 31, 2017, and net cash provided by operating activities in 2017, there can be no assurance that we will maintain similar amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities.
Liquidity Aspects of Transactions with HPT
Pursuant to the Transaction Agreement, HPT agreed to purchase from us, for our cost, four travel centers then being or to be developed, on land parcels we then owned, upon their completion. On each of March 31, 2016, June 30, 2016, September 30, 2016, and May 3, 2017, we sold to HPT for $19,683, $22,297, $16,557 and $27,602, respectively, and leased back from HPT, one of the completed travel centers. Also, on June 22, 2016, pursuant to the Transaction Agreement, we sold to, and leased back from, HPT two existing travel centers owned by us and we received total proceeds of $23,876, and during the year ended December 31, 2015, we sold 14 travel centers and certain assets at 11 properties currently leased from HPT for an aggregate of $279,383.

Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At December 31, 2017, based on our qualified collateral, a total of $112,669 was available to us for loans and letters of credit under the Credit Facility. At December 31, 2017, there were no loans outstanding under the Credit Facility but we had outstanding $17,795 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $94,874 available for our use as of that date.
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
We refer to the 2030 Senior Notes, 2029 Senior Notes and 2028 Senior Notes collectively as our Senior Notes, which are our senior unsecured obligations. The total annual cash payments for interest expense on the current outstanding aggregate principal amount under our Senior Notes are $26,675.
The indenture governing our Senior Notes does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time.
See Note 6 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our Credit Facility or our Senior Notes.

Sources and Uses of Cash Flow
Cash Flow from Operating Activities
During the years ended December 31, 2017 and 2016, we had net cash inflows from operating activities of $35,674 and $110,777, respectively. The decrease in net cash provided by operations of $75,103 was primarily due to lower operating income and a $12,948 use of cash for working capital in 2017 as compared to cash generated from working capital in 2016 of $33,799 that primarily resulted from the return from certain fuel suppliers of deposits we previously had placed with them to secure a trade credit.
During the years ended December 31, 2016 and 2015, we had net cash inflows from operating activities of $110,777 and $136,888, respectively. The decrease in net cash provided by operations of $26,111 was primarily due to lower operating income in 2016, partially offset by an increase in cash generated from working capital.
Cash Flow from Investing Activities
During the year ended December 31, 2017, we had cash outflows from investing activities of $61,885, a decrease of $158,153 compared to $220,038 for the year ended December 31, 2016. The decrease was primarily due to a decrease in capital expenditures due to a lower level of renovations at recently acquired locations, as a majority of those projects were completed in 2016, and a decrease in acquisition activities. During the year ended December 31, 2017, we invested $19,858 for the acquisition of six standalone restaurants from one of our franchisees and a travel center from another of our franchisees and invested $145,401 for other capital improvements to our properties. During the year ended December 31, 2017, we received $109,374 of proceeds from the sale to HPT of one travel center and improvements to properties we lease from HPT, which was less than the proceeds received from sales to HPT during the year ended December 31, 2016.
During the year ended December 31, 2016, we had cash outflows from investing activities of $220,038, a decrease of $17,439 compared to $237,477 for the year ended December 31, 2015. The decrease was primarily due to a decrease in acquisition activities, partially offset by lower proceeds from asset sales to HPT and higher capital expenditures in 2016 than in 2015. During the year ended December 31, 2016, we invested $71,935 for the acquisition of 29 convenience stores, 11 standalone restaurants and franchise agreements for an additional 39 standalone restaurants and invested $329,997 for other capital improvements to our properties. During the year ended December 31, 2016, we received $193,082 of proceeds from the sales of five properties and assets to HPT, including improvements to properties we lease from HPT.
We consider sustaining capital expenditures to be the cost of investments required to maintain our existing business. We estimate that during 2018 our sustaining capital expenditures will be approximately $55,000, some of which are expected to be the type of improvements we typically request HPT to purchase from us. We may also make additional investments in our business for expansion or other projects. Our capital expenditure plan for 2018 contemplates aggregate gross investments of approximately $150,000 and sales to HPT of improvements at sites leased from HPT of approximately $50,000, but these amounts may be increased or decreased, possibly substantially, depending upon the opportunities we are presented, and specific circumstances that we face, during 2018. HPT is not obligated to purchase improvements from us.
See Note 2, Note 7 and Note 12 to our Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our acquisitions and transactions with HPT, respectively.
Cash Flow from Financing Activities
During the year ended December 31, 2017, we had cash inflows from financing activities of $841, a change of $1,876 compared to the cash outflows from financing activities of $1,035 during the year ended December 31, 2016. Our cash provided by financing activities for 2017 resulted from higher proceeds from sale leaseback transactions with HPT.
During the year ended December 31, 2016, we had cash outflows from financing activities of $1,035, a change of $49,530 compared to the cash inflows from financing activities of $48,495 during the year ended December 31, 2015. The change in cash flows from financing activities was primarily due to proceeds from the issuance of our 2030 Senior Notes in October 2015, partially offset by the repayment of a financing obligation for $45,042 for five properties we no longer leased from HPT beginning in June 2015.

Off Balance Sheet Arrangements
As of December 31, 2017, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions
Relationships with HPT, RMR and AIC
We have relationships and historical and continuing transactions with HPT, RMR, and its managing member, The RMR Group Inc., AIC, other companies to which RMR or its subsidiaries provide management services and others affiliated with them. For example:

•	HPT is our former parent company, our principal landlord and our largest shareholder and RMR provides management services to both us and HPT;

•
As of December 31, 2017, we, HPT and five other companies to which RMR provides management services each owned 14.3% of AIC, which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders;

•
RMR employs our Chief Executive Officer; our President and Chief Operating Officer; our Executive Vice President, Chief Financial Officer and Treasurer; our Executive Vice President and General Counsel; and our Managing Director; our Managing Director, as the current sole trustee of ABP Trust, is the controlling shareholder of The RMR Group Inc., and, as such, beneficially owns direct and indirect interests in RMR; RMR employed our prior Managing Director, Barry M. Portnoy, until his death on February 25, 2018; RMR also employed our prior Managing Director, President and Chief Executive Officer who retired effective December 31, 2017; and

•
RMR assists us with various aspects of our business pursuant to a business management agreement and until July 31, 2017, provided building management services at our headquarters office building pursuant to a property management agreement.

For further information about these and other such relationships and related party transactions, see Notes 7, 10, 11 and 12 to the Notes to our Consolidated Financial Statements included in Item 15 of this Annual Report and the section captioned "Business - Our Leases with HPT" above in Part I, Item 1 of this Annual Report, which are incorporated herein by reference, our other filings with the SEC and our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the fiscal year ended December 31, 2017. For further information about these transactions and relationships and about the risks that may arise as a result of these and other related party transactions and relationships, see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors". Copies of certain of our agreements with these related parties, including our leases and related amendments with HPT, our business management agreement with RMR, certain other agreements with HPT and our shareholders agreement with AIC and its shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related parties, including HPT and businesses to which RMR or its subsidiaries provide management services.

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
Impairment of long lived assets. We review definite lived assets for indicators of impairment during each reporting period. We recognize impairment charges when (i) the carrying value of a long lived asset or asset group to be held and used in the business is not recoverable and exceeds its fair value and (ii) when the carrying value of a long lived asset or asset group to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Our estimates of fair value are based on our estimates of likely market participant assumptions. Key assumptions include our current expectations for projected fuel sales volumes, nonfuel revenues, fuel and nonfuel gross margins, site level operating expenses and real estate rent expense. If the business climate deteriorates, our actual results may not be consistent with these assumptions and estimates. The discount rate is used to measure the present value of the projected future cash flows and is set at a rate we believe is likely to be used by a market participant using a weighted average cost of capital method that considers market and industry data as well as our specific risk factors. The weighted average cost of capital is our estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. We use a number of assumptions and methods in preparing valuations underlying impairment tests, including estimates of future cash flows and discount rates and in some instances we may obtain third party appraisals. We perform our impairment analysis for substantially all of our property and equipment at the individual site level because that is the lowest level of asset and liability groupings for which the cash flows are largely independent of the cash flows of other assets and liabilities. During 2017, our assumptions resulted in total impairment charges of $9,769 related to certain convenience store locations. Applying significantly different assumptions or valuation methods could result in different results than we obtained.
Impairment of definite lived intangible assets. We assess intangible assets with definite lives for impairment annually or whenever events or changes in circumstances warrant a revision to the remaining period of amortization. Definite lived intangible assets include our agreements with franchisees, leasehold interests, our agreements with franchisors and other intangible assets. For 2017, definite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales, collection of royalties from franchisees and any changes in the manner in which the assets were used that could impact the value of the asset. During 2017, we did not record any impairment charges related to our definite lived intangible assets.
Impairment of indefinite lived intangible assets and goodwill. We assess intangible assets with indefinite lives for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable using either a quantitative or qualitative analysis. Indefinite lived intangible assets consisted of trademarks and their fair value was determined using a relief from royalty method. For 2017, indefinite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including projected growth rates and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to, and based on, the assumptions used in the most recent quantitative assessment. During 2017, we did not record any impairment charges related to our indefinite lived intangible assets.

We evaluate goodwill for impairment at the reporting unit level as of July 31, or more frequently if the circumstances warrant. We have three reporting units, which include our two reportable segments, travel centers and convenience stores, and our QSL business. With respect to goodwill, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of impairment to be recognized, if any. Goodwill impairment testing for the travel center and convenience store reporting units for 2017 was performed using a quantitative analysis under which the fair value of our reportable segments was estimated using both an income approach and a market approach. The income approach considered discounted forecasted cash flows that were based on our long term operating plan. If the business climate deteriorates, our actual results may not be consistent with these assumptions and estimates. A terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The discount rate is an estimate of the overall after tax market rate of return we believe may be required by equity and debt holders of a business enterprise. The market approach considered the estimated fair values of possible comparable publicly traded companies. For each comparable publicly traded company, value indicators, or pricing multiples, were considered to estimate the value of our business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows, including revenue growth rates and operating cash flow margins, of the respective reporting unit. The fair value estimates are sensitive and actual rates and results may differ materially. Applying different assumptions could lead to different results. We utilized a qualitative approach to perform impairment testing for the goodwill related to the QSL business, which included evaluating financial trends and industry and market conditions. During 2017, we did not record any impairment charges related to our goodwill. The fair value of our travel center reporting unit substantially exceeded its carrying value, and the fair value of our convenience store reporting unit exceeded its carrying amount by 2.6%. As a measure of sensitivity, a 5% decrease in the fair value of our convenience store reporting unit as of July 31, 2017, would have resulted in the carrying amount exceeding its fair value by approximately $12,800. Separately, a 50 basis point increase in the discount rate would have resulted in the carrying amount exceeding its fair value by approximately $13,700. In addition, a 1% decrease in the nonfuel revenue growth rate would have resulted in the carrying amount of the reporting unit exceeding its fair value resulting in impairment of approximately $1,000.
Customer loyalty programs. We have accruals for the customer loyalty programs we offer, similar to frequent shopper programs offered by other retailers. Customers enrolled in these programs earn points or other award credits for certain fuel and nonfuel purchases that can be redeemed for discounts on future nonfuel products and services at our travel centers. In determining these accruals, we must estimate redemption rates and future expected point expirations. These estimates are based on historical point expiration patterns, adjusted for expected future changes. To the extent an estimate is inaccurate, our liabilities, expenses and net income attributable to common shareholders may be understated or overstated.
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

Accounting for leases. With respect to accounting for leases, each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital lease or an operating lease. The classification of a lease as capital or operating affects whether and how the transaction is reflected in our consolidated balance sheets, as well as our recognition of rental payments as rent or interest expense. These evaluations require us to make estimates of, among other things, the remaining useful life and residual value of leased properties, appropriate discount rates and future cash flows that may be realized from the leased properties. Incorrect assumptions or estimates may result in misclassification of our leases. Other aspects of our lease accounting policies relate to the accounting for sale leaseback transactions, including the appropriate amortization of related deferred liabilities and any deferred gains or losses, and the accounting for lease incentives. Our lease accounting policies involve significant judgments based upon our experience, including judgments about current valuations, estimated useful lives and salvage or residual values. In the future we may need to revise our assessments to incorporate information which is not known at the time of our previous assessments, and such revisions could increase or decrease our depreciation expense related to properties that we lease, result in the classification of some of our leases as other than operating leases or decrease the carrying values of some of our assets.
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

Summary of Contractual Obligations and Commitments
At December 31, 2017, our primary outstanding trade commitments were $17,795 for letters of credit. The following table summarizes our obligations to make future payments under various agreements as of December 31, 2017:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Leases with HPT(1)	$3,629,236	$291,158	$578,422	$571,771	$2,187,885
Other operating leases	51,659	9,706	14,131	8,475	19,347
2028 Senior Notes(2)	110,000	—	—	—	110,000
2029 Senior Notes(3)	120,000	—	—	—	120,000
2030 Senior Notes(4)	100,000	—	—	—	100,000
Interest payments on long term debt	308,475	26,721	53,428	53,408	174,918
Other long term liabilities(5)	36,949	15,410	13,570	4,308	3,661
Total contractual obligations	$4,356,319	$342,995	$659,551	$637,962	$2,715,811

(1)
The amounts shown for lease payments to HPT include payments due to HPT for the sites we account for as operating leases and for the sites we account for as a financing under a sale leaseback financing obligation and also include the payments of the deferred rent obligation of $42,915, $29,324, $29,107, $27,421 and $21,233 due in June 2024 and December 2026, 2028, 2029, and 2030, respectively, as well as the amounts payable to HPT at the end of the lease terms for the estimated costs of removing underground storage tanks. Interest is not payable on the deferred rent obligation balance unless we default on certain covenants or certain events occur, such as a change in control of us.

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
For example, in August 2016 the EPA and the National Highway Traffic Safety Administration established final regulations that will phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty trucks beginning in model year 2021 (model year 2018 for certain trailers) through model year 2027, and these regulations are estimated to reduce fuel usage between 9% and 25% (depending on vehicle category) by model year 2027. Under the Trump Administration, the EPA and the U.S. Department of Transportation have publicly announced that they will review and reconsider various rules relating to greenhouse gas emissions and fuel efficiency standards for trucks and other motor vehicles, including portions of the rule discussed above, and have proposed, for example, changes to the rule's application to certain types of vehicles. It is difficult to predict what, if any, changes to the existing rule will ultimately occur as a result of the Trump Administration's review or as a result of related legal challenges and, if changes occur, what impact those changes would have on our industry, us or our business. We may not be able to completely offset the loss of business we may suffer as a result of increasing engine efficiency and other fuel conservation efforts under this rule or as a result of other existing or future regulation or changes in customer demand.
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
For further information about these and other environmental and climate change matters, and the related risks that may arise, see the disclosure under the heading "Environmental Contingencies" in Note 13 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report, "Warning Concerning Forward Looking Statements," "Regulatory Environment - Environmental Regulation" in Item 1 and Item 1A, "Risk Factors."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our Credit Facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. As of December 31, 2017, no loans were outstanding under this Credit Facility. We borrow under this Credit Facility in U.S. dollars and those borrowings require us to pay interest at floating interest rates, which are based on LIBOR or a base rate, plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates. A change in interest rates generally would not affect the value of any outstanding floating rate debt but could affect our operating results. For example, if the $200,000 stated maximum amount was drawn under our Credit Facility and interest rates decreased or increased by 100 basis points per annum, our interest expense would decrease or increase by $2,000 per year. If interest rates were to change gradually over time, the impact would occur over time.

We are exposed to risks arising from market price changes for fuel. These risks have historically resulted from changes in supply and demand for fuel and from market speculation about future supply and demand for fuel. Some supply changes may arise from local conditions, such as a malfunction in a particular pipeline or at a particular terminal. However, in the recent past most of the supply risks have arisen from national or international conditions, such as weather related shutdowns of oil drilling or refining capacities, political instability in oil producing regions of the world or terrorism. Concerted efforts by major oil producing countries and cartels to limit oil supply may also impact prices. Because petroleum products are regularly traded in commodity markets, material changes in demand for and the price of fuel worldwide and financial speculation in these commodities markets may have a material effect upon the prices we have to pay for fuel and may also impact our customers' demand for fuel and other products we sell. Almost all of these risks are beyond our control. Nevertheless, we attempt to mitigate our exposure to fuel commodity price market risks in three ways. First, whenever possible, we attempt to maintain supply contracts for diesel fuel with several different suppliers for each of our locations; if one supplier has a local problem we may be able to obtain fuel supplies from other suppliers. Second, we maintain modest fuel inventory of only a few days of fuel sales. Modest inventory may mitigate the risk that we are required by competitive or contract conditions to sell fuel for less than its cost in the event of rapid price declines; however, the modest level of fuel inventory could exacerbate our fuel supply risks. Third, we sell a majority of our diesel fuel at prices determined by reference to a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to substantially maintain our margin per gallon despite changes in the price we pay for fuel. Based on our fuel inventory as of, and our fuel sales volume for the year ended, December 31, 2017, each one cent change in the price of fuel would change our inventory value by $206 and our fuel revenues by $21,522.

Item 8. Financial Statements and Supplementary Data
The information required by this item is included in Item 15 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2017.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15 of this Annual Report.

Changes in Internal Control over Financial Reporting
During the fourth quarter of 2017, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. At the Annual Meeting of Shareholders held on May 19, 2016, our shareholders approved the TravelCenters of America LLC 2016 Equity Compensation Plan, or the 2016 Plan, to replace our Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, or the 2007 Plan. Effective May 19, 2016, the 2007 Plan was terminated and no additional awards will be made thereunder. The shares previously registered for offer and sale under the 2007 Plan but not yet issued were deregistered, but shares issued under the 2007 Plan that were not yet vested have continued, and will continue, to vest in accordance with, and subject to, the terms of the related awards.
We may grant awards of options and common shares under our 2016 Plan from time to time to our Directors, officers, employees and other individuals who render services to us. In 2017, we awarded 751,250 common shares to our Directors, officers, employees and others who provided services to us. As of December 31, 2017, 632,620 common shares remained available for issuance under the 2016 Plan. The terms of awards made under the 2016 Plan are determined by the Compensation Committee of our Board of Directors at the time of the grant.
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

4.2
Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 15, 2013)

4.3
First Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 15, 2013)

4.4
Second Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of December 16, 2014 (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A (File No. 001-33274) filed on December 16, 2014)

4.5
Third Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of October 5, 2015 (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A (File No. 001-33274) filed on October 5, 2015)

4.6	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

4.7	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

4.8	Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

10.1
Transaction Agreement, dated as of January 29, 2007, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, TravelCenters of America LLC and The RMR Group LLC (Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)

10.2
Transaction Agreement, dated as of June 1, 2015, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Leasing LLC, and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2015)

10.3
First Amendment to Transaction Agreement, dated as of June 22, 2016, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TravelCenters of America Holding Company LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2016)

10.4
Deferral Agreement, dated as of August 11, 2008, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008)

10.5
Registration Rights Agreement, dated as of August 11, 2008, between TravelCenters of America LLC and Hospitality Properties Trust (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008)

10.6
Amended and Restated Business Management and Shared Services Agreement, dated as of March 12, 2015, by and between TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 13, 2015)

10.7
Lease Agreement, dated as of May 30, 2007, by and among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and TA Operating LLC (as successor to Petro Stopping Centers, L.P.), as Tenant (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2007)

10.8
First Amendment to Lease Agreement, dated as of March 17, 2008, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed on November 10, 2008)

10.9
Amended and Restated Lease No. 1, dated as of June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2015)

10.10
Amended and Restated Lease No. 2, dated as of June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 15, 2015)

10.11
Amended and Restated Lease No. 3, dated as of June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 15, 2015)

10.12
Amended and Restated Lease No. 4, dated as of June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 15, 2015)

10.13
Amendment to Lease Agreement, dated as of June 9, 2015, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on June 15, 2015)

10.14
Amendment to Lease Agreement, dated as of June 22, 2016, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on June 22, 2016)

10.15
First Amendment to Amended and Restated Lease Agreement No. 1, dated as of June 22, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 22, 2016)

10.16
First Amendment to Amended and Restated Lease Agreement No. 2, dated as of June 16, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2015)

10.17
First Amendment to Amended and Restated Lease Agreement No. 3, dated as of September 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2015)

10.18
First Amendment to Amended and Restated Lease Agreement No. 4, dated as of June 16, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 22, 2015)

10.19
Second Amendment to Amended and Restated Lease Agreement No. 2, dated as of June 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2015)

10.20
Second Amendment to Amended and Restated Lease Amendment No. 3, dated as of June 22, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on June 22, 2016)

10.21
Second Amendment to Amended and Restated Lease Agreement No. 4, dated as of June 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 25, 2015)

10.22
Third Amendment to Amended and Restated Lease Agreement No. 2, dated as of September 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 24, 2015)

10.23
Third Amendment to Amended and Restated Lease Agreement No. 4, dated as of September 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 24, 2015)

10.24
Fourth Amendment to Amended and Restated Lease Amendment No. 2, dated as of June 22, 2016, by and among TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed June 22, 2016)

10.25
Fourth Amendment to Amended and Restated Lease Agreement No. 4, dated as of March 31, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 5, 2016)

10.26
Fifth Amendment to Amended and Restated Lease Agreement No. 2, dated as of June 30, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2016)

10.27
Fifth Amendment to Amended and Restated Lease Agreement No. 4, dated as of June 22, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on June 22, 2016)

10.28
Sixth Amendment to Amended and Restated Lease Agreement No. 2, dated as of September 30, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 4, 2016)

10.29
Sixth Amendment to Amended and Restated Lease Agreement No. 4, dated as of September 14, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed on November 8, 2016)

10.30
Seventh Amendment to Amended and Restated Lease Agreement No. 4, dated as of May 3, 2017, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 4, 2017)

10.31
Eighth Amendment to Amended and Restated Lease Agreement No. 4, dated as of September 28, 2017, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, filed on November 7, 2017)

10.32
Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, under the Lease Agreement, dated as of May 30, 2007, by and among such Landlord and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 4, 2007)

10.33
Guaranty Agreement, dated as of June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.5 to our current Report on Form 8-K filed on June 15, 2015)

10.34
Guaranty Agreement, dated as of June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on June 15, 2015)

10.35
Guaranty Agreement, dated as of June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on June 15, 2015)

10.36
Guaranty Agreement, dated as of June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on June 15, 2015)

10.37
Property Exchange Agreement, dated as of June 9, 2015, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, the Registrant and TA Operating LLC (Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on June 15, 2015)

10.38	Sales Agreement, dated as of June 16, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 22, 2015)

10.39	Sales Agreement, dated as of June 16, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 22, 2015)

10.40	Sales Agreement, dated as of June 23, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 25, 2015)

10.41	Sales Agreement, dated as of June 23, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 25, 2015)

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

10.44
Sales Agreement, dated as of September 23, 2015, between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 24, 2015)

10.45	Form of Development Property Agreement between an HPT entity and TA Operating LLC (Incorporated by reference to Exhibit B-3 to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2015)

10.46
Development Property Agreement, dated as of March 31, 2016, by and between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2016)

10.47
Development Property Agreement, dated as of June 22, 2016, by and between HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 22, 2016)

10.48
Development Property Agreement, dated as of June 22, 2016, by and between HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 22, 2016)

10.49
Development Property Agreement, dated as of June 30, 2016, by and between HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 1, 2016)

10.50
Development Property Agreement, dated as of September 30, 2016, by and between HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 4, 2016)

10.51
Development Property Agreement, dated as of May 3, 2017, by and between HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 4, 2017)

10.52
Amendment Agreement, dated as of January 31, 2011, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2011)

10.53
Amendment Agreement, dated as of April 15, 2013, among HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC and together with HPT TA Trust, HPT TA LLC, HPT PSC Trust, TA Leasing LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed on May 7, 2013)

10.54
Amendment Agreement, dated as of December 23, 2013, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 6, 2014)

10.55
Amended and Restated Shareholders Agreement, dated as of May 21, 2012, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, The RMR Group LLC, Government Properties Income Trust and Select Income REIT (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 7, 2012)

10.56
Amended and Restated Loan and Security Agreement, dated as of October 25, 2011, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities from time to time parties thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 28, 2011)

10.57
Amendment to Amended and Restated Loan and Security Agreement, dated as of December 19, 2014, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities from time to time parties thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2014)

10.58
Joinder Agreement, dated as of February 26, 2014, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, TravelCenters of America Holding Company LLC, Petro Franchise Systems LLC, TA Franchise Systems LLC, TA Operating Nevada LLC, TA Operating Texas LLC, and Wells Fargo Capital Finance, LLC (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed on August 21, 2014)

10.59	*
Composite copy of the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, as amended as of May 12, 2011 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2011)

10.60	*
Form of Restricted Share Agreement under the 2007 Equity Compensation Plan of TravelCenters of America LLC (for restricted share grants under the plan prior to October 24, 2008) (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 30, 2007)

10.61	*
Form of Restricted Share Agreement under the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (for restricted shares granted under the plan on and after October 24, 2008 but prior to November 19, 2013) (Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)

10.62	*
Form of Restricted Share Agreement under the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (for restricted shares granted under the plan on and after November 19, 2013) (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 6, 2014)

10.63	*	The TravelCenters of America LLC 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2016)

10.64	*
Form of Share Award Agreement under the TravelCenters of America LLC 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

10.65		Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 16, 2012)

10.66		The TravelCenters of America LLC Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 22, 2017)

10.67		Summary of Director Compensation (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 22, 2017)

10.68	†
WEX Merchant Acceptance Agreement, dated as of November 5, 2016, by and between WEX Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

10.69	†
Amendment # 1 to the WEX Merchant Acceptance Agreement, executed as of January 6, 2017,  by and between WEX Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

10.70	†
Comdata Merchant Agreement, effective as of December 15, 2010, by and between Comdata Network, Inc. (now Comdata Inc.) and TA Operating LLC (Incorporated by reference to Exhibit 10.66 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on May 17, 2017)

10.71	†
Amended and Restated Amendment to Comdata Merchant Agreement, dated as of December 14, 2011, by and between Comdata Network, Inc. (now Comdata Inc.) and TA Operating LLC (Incorporated by reference to Exhibit 10.67 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on May 17, 2017)

10.72
Definitive Master Class Settlement Agreement, executed as of March 3, 2014 (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 6, 2014)

10.73	*
Retirement Agreement, dated as of February 27, 2017, by and among TravelCenters of America LLC and Michael J. Lombardi (Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

10.74	*
Retirement Agreement, dated as of  November 29, 2017, by and between Thomas M. O'Brien and TravelCenters of America LLC and The RMR Group LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 1, 2017)

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

99.1
Property Management Agreement, dated as of July 21, 2011, by and between The RMR Group LLC and TA Operating LLC (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 7, 2011)

99.2
Amendment to Property Management Agreement, dated as of August 1, 2016, between The RMR Group LLC and TA Operating LLC (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed on November 8, 2016)

99.3
Amended and Restated Reimbursement Agreement, dated as of May 1, 2012, by and among The RMR Group LLC, TravelCenters of America LLC and Five Star Quality Care, Inc. (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 7, 2012)

99.4
Memorandum Opinion, issued September 11, 2017 by the Court of Chancery of the State of Delaware in the case of TA Operating LLC, Plaintiff, v. Comdata, Inc. and FleetCor Technologies, Inc., Defendants, (C.A. No.  12954-CB) (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on September 12, 2017)

101.1
The following materials from TravelCenters of America LLC's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (filed herewith)

* Management contract or compensatory plan or arrangement.
† Confidential treatment has been granted as to certain portions of this Exhibit.
Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TravelCenters of America LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TravelCenters of America LLC (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

Cleveland, Ohio
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TravelCenters of America LLC

Opinion on the Internal Control Over Financial Reporting
We have audited TravelCenters of America LLC's (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows of the Company for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements and our report dated February 28, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Assessment of Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Cleveland, Ohio
February 28, 2018

TravelCenters of America LLC
Consolidated Balance Sheets
(in thousands)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$36,082	$61,312
Accounts receivable (less allowance for doubtful accounts of $809 and $744 as of December 31, 2017 and 2016, respectively)	125,501	107,246
Inventory	209,640	204,145
Other current assets	27,295	29,358
Total current assets	398,518	402,061

Property and equipment, net	1,001,090	1,082,022
Goodwill	93,859	88,542
Other intangible assets, net	34,383	37,738
Other noncurrent assets	90,004	49,478
Total assets	$1,617,854	$1,659,841

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$155,581	$157,964
Current HPT Leases liabilities	41,389	39,720
Other current liabilities	130,140	132,648
Total current liabilities	327,110	330,332

Long term debt, net	319,634	318,739
Noncurrent HPT Leases liabilities	368,782	381,854
Other noncurrent liabilities	35,029	75,837
Total liabilities	1,050,555	1,106,762

Shareholders' equity:
Common shares, no par value, 41,369 shares authorized at December 31, 2017 and 2016, 39,984 and 39,523 shares issued and outstanding as of December 31, 2017, and 2016, respectively	690,688	686,348
Accumulated other comprehensive income	580	11
Accumulated deficit	(125,416)	(134,678)
Total TA shareholders' equity	565,852	551,681
Noncontrolling interests	1,447	1,398
Total shareholders' equity	567,299	553,079
Total liabilities and shareholders' equity	$1,617,854	$1,659,841
   The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Fuel	$4,090,912	$3,530,149	$4,055,448
Nonfuel	1,944,181	1,903,623	1,740,509
Rent and royalties from franchisees	16,500	17,352	12,424
Total revenues	6,051,593	5,451,124	5,808,381

Cost of goods sold (excluding depreciation):
Fuel	3,696,733	3,125,372	3,640,954
Nonfuel	859,829	850,546	777,743
Total cost of goods sold	4,556,562	3,975,918	4,418,697

Operating expenses:
Site level operating	980,749	959,407	885,646
Selling, general and administrative	154,663	139,052	121,767
Real estate rent	277,127	262,298	231,591
Depreciation and amortization	128,416	92,389	72,383
Total operating expenses	1,540,955	1,453,146	1,311,387

(Loss) income from operations	(45,924)	22,060	78,297

Acquisition costs	247	2,451	5,048
Interest expense, net	29,962	27,815	22,545
Income from equity investees	1,088	4,544	4,056
Loss on extinguishment of debt	—	—	10,502
(Loss) income before income taxes	(75,045)	(3,662)	44,258
Benefit (provision) for income taxes	84,439	1,733	(16,539)
Net income (loss)	9,394	(1,929)	27,719
Less: net income for noncontrolling interests	132	89	—
Net income (loss) attributable to common shareholders	$9,262	$(2,018)	$27,719

Other comprehensive income (loss), net of tax:
Foreign currency income (loss), net of taxes of $179, $57 and $355, respectively	$108	$99	$(655)
Equity interest in investee's unrealized gain (loss) on investments	461	152	(20)
Other comprehensive income (loss) attributable to common shareholders	569	251	(675)

Comprehensive income (loss) attributable to common shareholders	$9,831	$(1,767)	$27,044

Net income (loss) per common share attributable to common shareholders:
Basic and diluted	$0.23	$(0.05)	$0.72
   The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$9,394	$(1,929)	$27,719
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash rent expense	(14,632)	(13,683)	(15,170)
Depreciation and amortization expense	128,416	92,389	72,383
Deferred income taxes	(85,432)	(2,167)	17,318
Loss on extinguishment of debt	—	—	10,502
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(18,507)	(14,503)	5,076
Inventory	(4,660)	(19,678)	6,464
Other assets	2,096	21,575	(2,870)
Accounts payable and other liabilities	8,123	46,405	8,072
Other, net	10,876	2,368	7,394
Net cash provided by operating activities	35,674	110,777	136,888

Cash flows from investing activities:
Proceeds from asset sales	109,374	193,082	378,250
Capital expenditures	(145,401)	(329,997)	(295,437)
Acquisitions of businesses, net of cash acquired	(19,858)	(71,935)	(320,290)
Investment in equity investee	(6,000)	(11,188)	—
Net cash used in investing activities	(61,885)	(220,038)	(237,477)

Cash flows from financing activities:
Proceeds from issuance of Senior Notes	—	—	100,000
Payment of deferred financing costs	—	—	(4,506)
Proceeds from sale leaseback transactions with HPT	2,860	937	1,190
Sale leaseback financing obligation payments	(761)	(578)	(46,347)
Acquisition of treasury shares from employees	(1,175)	(1,394)	(1,842)
Distribution to noncontrolling interests	(83)	—	—
Net cash provided by (used in) financing activities	841	(1,035)	48,495

Effect of exchange rate changes on cash	140	(479)	(94)
Net decrease in cash and cash equivalents	(25,230)	(110,775)	(52,188)
Cash and cash equivalents at the beginning of the year	61,312	172,087	224,275
Cash and cash equivalents at the end of the year	$36,082	$61,312	$172,087

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$31,611	$29,846	$21,204
Income taxes paid, net of refunds	345	243	1,984
   The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Shareholders' Equity
(in thousands)

	Number of Common Shares	Common Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Shares	Total TA Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
December 31, 2014	38,336	$679,482	$435	$(160,379)	$(928)	$518,610	$—	$518,610
Grants under share award plan and share based compensation, net	472	2,737	—	—	(1,842)	895	—	895
Retirement of treasury shares	—	—	—	—	2,770	2,770	—	2,770
Other comprehensive loss, net of tax	—	—	(675)	—	—	(675)	—	(675)
Net income	—	—	—	27,719	—	27,719	—	27,719
December 31, 2015	38,808	682,219	(240)	(132,660)	—	549,319	—	549,319
Grants under share award plan and share based compensation, net	715	4,129	—	—	(1,394)	2,735	—	2,735
QSL acquisition	—	—	—	—	—	—	1,309	1,309
Retirement of treasury shares	—	—	—	—	1,394	1,394	—	1,394
Other comprehensive income, net of tax	—	—	251	—	—	251	—	251
Net (loss) income	—	—	—	(2,018)	—	(2,018)	89	(1,929)
December 31, 2016	39,523	686,348	11	(134,678)	—	551,681	1,398	553,079
Grants under share award plan and share based compensation, net	461	4,340	—	—	(1,175)	3,165	—	3,165
Retirement of treasury shares	—	—	—	—	1,175	1,175	—	1,175
Distribution to noncontrolling interests	—	—	—	—	—	—	(83)	(83)
Other comprehensive income, net of tax	—	—	569	—	—	569	—	569
Net income	—	—	—	9,262	—	9,262	132	9,394
December 31, 2017	39,984	$690,688	$580	$(125,416)	$—	$565,852	$1,447	$567,299
   The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

1.	Summary of Significant Accounting Policies
General Information and Basis of Presentation
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company. As of December 31, 2017, we operated and franchised 538 travel centers, standalone convenience stores and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business on the basis of two separately reportable segments, travel centers and convenience stores. See Note 15 for more information about our reportable segments. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of December 31, 2017, our business included 256 travel centers in 43 states in the United States, primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 178 locations operated under the "TravelCenters of America" and "TA" brand names and 78 locations operated under the "Petro Stopping Centers" and "Petro" brand names. Of our 256 travel centers at December 31, 2017, we owned 30, we leased 200, we operated two for a joint venture in which we own a noncontrolling interest and 24 were owned or leased from others by our franchisees. We operated 228 of our travel centers and franchisees operated 28 travel centers, including four we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, and various customer amenities. We report this portion of our business as our travel center segment.
As of December 31, 2017, our business included 233 convenience stores in 11 states in the United States. We operate our convenience stores under the "Minit Mart" brand name. Of these 233 convenience stores at December 31, 2017, we owned 198, we leased 32 and we operated three for a joint venture in which we own a noncontrolling interest. Our convenience stores offer gasoline as well as a variety of nonfuel products and services, including coffee, groceries, some fresh foods, and, in many stores, a QSR and/or car wash. We report this portion of our business as our convenience store segment.
As of December 31, 2017, our business included 49 standalone restaurants in 13 states in the United States operated primarily under the "Quaker Steak & Lube", or QSL, brand name. Of our 49 standalone restaurants at December 31, 2017, we owned six, we leased nine, we operated one for a joint venture in which we own a noncontrolling interest and 33 were owned or leased from others by our franchisees. We report this portion of our business within corporate and other in our segment information.
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
Significant Accounting Policies
Revenue Recognition. We recognize revenue and the related costs at the time of final sale to consumers at our company operated locations for retail fuel and nonfuel sales. We record the estimated cost of loyalty program redemptions by customers of our loyalty program points as a discount against gross revenue in determining net revenue presented in our consolidated statements of operations and comprehensive income (loss).

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
Property and Equipment. We record property and equipment as a result of business combinations based on their fair values as of the date of the acquisition. We record all other property and equipment at cost. We depreciate our property and equipment on a straight line basis generally over the following estimated useful lives of the assets:

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
Goodwill and Other Intangible Assets. In a business combination we are required to record assets and liabilities acquired, including those intangible assets that arise from contractual or other legal rights or are otherwise capable of being separated or divided from the acquired entity, based on the fair values of the acquired assets and liabilities. Any excess of acquisition cost over the fair value of the acquired net assets is recognized as goodwill. We amortize the recorded costs of intangible assets with finite lives on a straight line basis over their estimated lives, principally the terms of the related contractual agreements. See Note 4 for more information about our goodwill and other intangible assets.
Impairment. We review definite lived assets for indicators of impairment during each reporting period. We recognize impairment charges when (i) the carrying value of a long lived asset or asset group to be held and used in the business is not recoverable and exceeds its fair value and (ii) when the carrying value of a long lived asset or asset group to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Our estimates of fair value are based on our estimates of likely market participant assumptions, including projected operating results, real estate rent expense and the discount rate used to measure the present value of projected future cash flows. We use a number of assumptions and methods in preparing valuations underlying impairment tests, and in some instances we may obtain third party appraisals. We recognize impairment charges in the period during which the circumstances surrounding an asset or asset group to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset or asset group is made. We perform our impairment analysis for substantially all of our property and equipment at the individual site level because that is the lowest level of asset and liability groupings for which the cash flows are largely independent of the cash flows of other assets and liabilities. During 2017, our estimates and assumptions resulted in total impairment charges of $9,769 related to certain convenience store locations.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

We assess intangible assets with definite lives for impairment annually or whenever events or changes in circumstances warrant a revision to the remaining period of amortization. Definite lived intangible assets include our agreements with franchisees, leasehold interests, our agreements with franchisors and other intangible assets. For 2017, definite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales, collection of royalties from franchisees and any changes in the manner in which the assets were used that could impact the value of the asset. During 2017, we did not record any impairment charges related to our definite lived intangible assets.
We evaluate goodwill and indefinite lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable using either a quantitative or qualitative analysis. We subject goodwill and indefinite lived intangible assets to further evaluation and recognize impairment charges when events and circumstances indicate the carrying value of the goodwill or indefinite lived intangible asset exceeds the fair market value of the asset.
For 2017, indefinite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including projected growth rates and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to, and based on, the assumptions used in the most recent quantitative assessment. During 2017, we did not record any impairment charges related to our indefinite lived intangible assets.
We evaluate goodwill for impairment as of July 31, or more frequently if the circumstances warrant, at the reporting unit level. We have three reporting units, which include our two reportable segments, travel centers and convenience stores, and our QSL business. With respect to goodwill, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of impairment to be recognized, if any. Goodwill impairment testing for the travel center and convenience store reporting units for 2017 was performed using a quantitative analysis under which the fair value of our reportable segments was estimated using both an income approach and a market approach. The income approach considered discounted forecasted cash flows that were based on our long term operating plan. A terminal value was used to estimate the cash flows beyond the period covered by the operating plan. If the business climate deteriorates, our actual results may not be consistent with these assumptions and estimates. The discount rate is an estimate of the overall after tax market rate of return we believe may be required by equity and debt holders of a business enterprise. The market approach considered the estimated fair values of possible comparable publicly traded companies. For each comparable publicly traded company, value indicators, or pricing multiples, were considered to estimate the value of our business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows, including revenue growth rates and operating cash flow margins, of the respective reporting unit. The fair value estimates are sensitive and actual rates and results may differ materially. Applying different assumptions could lead to different results. We utilized a qualitative approach to perform impairment testing for the QSL business, which included evaluating financial trends and industry and market conditions. The fair value of our travel center reporting unit substantially exceeded its carrying value and the fair value of our convenience store reporting unit exceeded its carrying amount by 2.6%. Based on our analyses, we concluded that as of July 31, 2017, our goodwill was not impaired.
Share Based Employee Compensation. We have historically granted awards of our common shares under our share award plans. Share awards issued to our Directors vest immediately. Share awards made to others vest in five to ten equal annual installments beginning on the date of grant. Compensation expense related to share awards is determined based on the market value of our shares on either the date of grant for employees or the vesting date for nonemployees, as appropriate, with the aggregate value of the shares awarded amortized to expense over the related vesting period. We include share based compensation expense in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income (loss).

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Environmental Remediation. We record remediation charges and penalties when the obligation to remediate is probable and the amount of associated costs are reasonably determinable. We include remediation expenses within site level operating expenses in our consolidated statements of operations and comprehensive income (loss). Generally, the timing of remediation expense recognition coincides with completion of a feasibility study or the commitment to a formal plan of action. Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments. In our consolidated balance sheets, the accrual for environmental matters is included in other noncurrent liabilities, with the amount estimated to be expended within the subsequent 12 months included in other current liabilities. We recognize a receivable for estimated future environmental costs that we may be reimbursed for within other noncurrent assets in our consolidated balance sheets.
Self Insurance Accruals. For insurance programs for which we pay deductibles and for which we are partially self insured up to certain stop loss amounts, we establish accruals for both estimated losses on known claims and claims incurred but not reported, based on claims histories and using actuarial methods. In our consolidated balance sheets, the accrual for self insurance costs is included in other noncurrent liabilities, with the amount estimated to be expended within the subsequent 12 months included in other current liabilities.
Asset Retirement Obligations. We recognize the future costs for our obligations related to the removal of our underground storage tanks and certain improvements we own at leased properties over the estimated useful lives of each asset requiring removal. We record a liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long lived asset at the time such an asset is installed. We base the estimated liability on our historical experiences in removing these assets, their estimated useful lives, external estimates as to the cost to remove the assets in the future and regulatory or contractual requirements. The liability is a discounted liability using a credit adjusted risk free rate. Our asset retirement obligations at December 31, 2017 and 2016, were $10,240 and $9,335, respectively, and are presented in other noncurrent liabilities in our consolidated balance sheets.
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
Reclassifications. Certain prior year amounts have been reclassified to be consistent with the current year presentation within our consolidated financial statements, primarily the reclassification of certain lottery adjustments from nonfuel cost of goods sold to nonfuel revenues in our consolidated statements of operations and comprehensive income (loss). This reclassification is not considered material and has no impact on (loss) income from operations. In addition, we reclassified lottery tickets from inventory to other current assets in our consolidated balance sheets.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which establishes a comprehensive revenue recognition standard under GAAP for almost all industries. This new standard will apply for annual periods beginning after December 15, 2017, including interim periods therein. To address implementation of ASU 2014-09 and evaluate its impact on our consolidated financial statements, we developed a project plan in which we utilized a bottom up approach to evaluate our revenue streams and related internal controls. We have selected the full retrospective transition method for adoption, which requires that we restate our consolidated financial statements for prior year comparative periods. Although the majority of our revenue is initiated at the point of sale, the implementation of this standard will impact the accounting for our loyalty programs, initial franchise fees and advertising contributions received from franchisees.
Under ASU 2014-09, loyalty awards will be recognized as a separate performance obligation against the revenue that earned the loyalty award, which will result in a reclassification of $65,623 and $56,477 between fuel and nonfuel revenue in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2017 and 2016, respectively, which will significantly affect our reported amounts for fuel gross margin per gallon (decrease) and nonfuel gross margin percentage (increase). However, the accounting for our loyalty program will not have a material impact on our (loss) income from operations or net income (loss) attributable to common shareholders or our consolidated balance sheets. The adjustments to reflect adoption of ASU 2014-09 with respect to our initial franchise fees and advertising contributions for the years ended December 31, 2017 and 2016, are not material to our consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, which establishes a comprehensive lease standard under GAAP for virtually all industries. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability on the consolidated balance sheets for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The new standard will apply for annual periods beginning after December 15, 2018, including interim periods therein, and requires modified retrospective application. Early adoption is permitted. We are in the process of evaluating the effects the adoption of this update may have on our consolidated financial statements. We believe the adoption of this update will have a material impact on our consolidated balance sheets due to the recognition of the lease rights and obligations as assets and liabilities. While the adoption of this standard will have no effect on the cash we pay under our lease agreements, we expect amounts within our consolidated statements of operations and comprehensive income (loss) will change materially.
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

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

2.	Acquisitions
2017 Acquisitions. During the year ended December 31, 2017, we acquired six standalone restaurants from one of our franchisees and a travel center from another of our franchisees for an aggregate purchase price of $19,858, and we accounted for these transactions as business combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their respective fair values as of the date of acquisition. We have included the results of these acquired businesses in our consolidated financial statements from the dates of acquisition. The pro forma impact of these acquisitions, including the respective results of operations from the beginning of the periods presented, are not material to our consolidated financial statements.
2016 Acquisitions. During the year ended December 31, 2016, we acquired 29 convenience stores for a total of $45,153 and 11 standalone restaurants and franchise agreements for an additional 39 standalone restaurants for a total of $26,782, and we accounted for these acquisitions as business combinations.
The following table summarizes the amounts we recorded for the assets acquired and liabilities assumed in the business combinations in 2016 described above, along with resulting goodwill. We expect that amortization of all of the goodwill resulting from these acquisitions will be deductible for tax purposes.

	Convenience Stores	Corporate and Other(1)	Total
Inventory	$3,175	$465	$3,640
Property and equipment	36,289	12,825	49,114
Goodwill	6,919	1,890	8,809
Other intangible assets	370	14,020	14,390
Other assets	18	1,130	1,148
Other liabilities	(1,618)	(3,548)	(5,166)
Total aggregate purchase price	$45,153	$26,782	$71,935

(1)	Includes standalone restaurants. See Note 15 for more segment information.
2015 Acquisitions. During the year ended December 31, 2015, we acquired three travel centers for a total of $9,338 and 169 convenience stores for a total of $310,952, and we accounted for these transactions as business combinations.

3.	Property and Equipment
Property and equipment, net, at cost, as of December 31, 2017 and 2016, consisted of the following:

	December 31,
	2017	2016
Land and improvements	$315,696	$303,422
Buildings and improvements	376,404	341,803
Machinery, equipment and furniture	505,803	425,527
Leasehold improvements	242,943	224,713
Construction in progress	65,450	198,600
	1,506,296	1,494,065
Less: accumulated depreciation and amortization	505,206	412,043
Property and equipment, net	$1,001,090	$1,082,022
Total depreciation expense for the years ended December 31, 2017, 2016 and 2015, was $124,419, $88,892 and $70,042, respectively, which included impairment charges of $9,769 for the year ended December 31, 2017, related to certain convenience store locations.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

The following table shows the amounts of property and equipment owned by HPT but recognized in our consolidated balance sheets and included within the balances shown in the table above, as a result of the required accounting for the assets funded by HPT under the deferred tenant improvements allowance and for the assets that did not qualify for sale leaseback accounting. See Note 7 for more information about our leases with HPT.

	December 31,
	2017	2016
Land and improvements	$14,565	$14,055
Buildings and improvements	9,848	7,498
Machinery, equipment and furniture	3,239	3,239
Leasehold improvements	114,686	114,987
	142,338	139,779
Less: accumulated depreciation and amortization	89,129	80,533
Property and equipment, net	$53,209	$59,246
At December 31, 2017, our property and equipment balance included $16,408 of improvements of the type that we typically request that HPT purchase for an increase in minimum annual rent; however, HPT is not obligated to purchase these improvements.

4.	Goodwill and Intangible Assets
Goodwill and other intangible assets, net, as of December 31, 2017 and 2016, consisted of the following:

	December 31, 2017
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$22,945	$(11,221)	$11,724
Leasehold interests	6,867	(2,777)	4,090
Agreements with franchisors	2,836	(1,893)	943
Other	5,190	(3,681)	1,509
Total amortizable intangible assets	37,838	(19,572)	18,266
Carrying value of trademarks (indefinite lives)	16,117	—	16,117
Total intangible assets	53,955	(19,572)	34,383
Goodwill	93,859	—	93,859
Goodwill and other intangible assets, net	$147,814	$(19,572)	$128,242

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

	December 31, 2016
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$24,593	$(10,473)	$14,120
Leasehold interests	6,867	(2,510)	4,357
Agreements with franchisors	2,836	(1,490)	1,346
Other	5,276	(3,478)	1,798
Total amortizable intangible assets	39,572	(17,951)	21,621
Carrying value of trademarks (indefinite lives)	16,117	—	16,117
Total intangible assets	55,689	(17,951)	37,738
Goodwill	88,542	—	88,542
Goodwill and other intangible assets, net	$144,231	$(17,951)	$126,280
Total amortization expense for amortizable intangible assets for the years ended December 31, 2017, 2016 and 2015, was $3,057, $2,570 and $1,703, respectively.
We amortize our amortizable intangible assets over a weighted average period of 12 years. The aggregate amortization expense for our amortizable intangible assets as of December 31, 2017, for each of the next five years is:

Total
2018	$2,172
2019	2,054
2020	1,873
2021	1,653
2022	1,413
Goodwill. During the years ended December 31, 2017 and 2016, we recognized $5,517 and $8,809, respectively, of goodwill in connection with our business combinations. Our goodwill balance included $77,738 that is deductible for tax purposes. Goodwill by reporting unit was as follows:

	December 31,
	2017	2016
Travel center segment	$21,613	$17,252
Convenience store segment	69,200	69,400
QSL business	3,046	1,890
Total goodwill	$93,859	$88,542

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

5.	Other Current Liabilities
Other current liabilities, as of December 31, 2017 and 2016, consisted of the following:

	December 31,
	2017	2016
Taxes payable, other than income taxes	$48,976	$47,875
Accrued wages and benefits	20,674	19,146
Self insurance program accruals, current portion	15,301	14,732
Loyalty program accruals	15,165	13,686
Accrued capital expenditures	5,695	12,135
Other	24,329	25,074
Total other current liabilities	$130,140	$132,648

6.	Long Term Debt
Long term debt, net, as of December 31, 2017 and 2016, consisted of the following:

	December 31,
	2017	2016
2028 Senior Notes	$110,000	$110,000
2029 Senior Notes	120,000	120,000
2030 Senior Notes	100,000	100,000
Other long term debt	1,189	1,292
Deferred financing costs	(11,555)	(12,553)
Total long term debt, net	$319,634	$318,739
Senior Notes
In October 2015 we issued in an underwritten public offering $100,000 aggregate principal amount of our 8.00% Senior Notes due on October 15, 2030, or the 2030 Senior Notes. Our net proceeds from this issuance were $95,494 after underwriters' discount and commission and other costs of the offering. The 2030 Senior Notes require us to pay interest at 8.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on January 15, 2016, and the 2030 Senior Notes will mature (unless previously redeemed) on October 15, 2030, and no principal payments are required prior to that date. We may, at our option, at any time on or after October 15, 2018, redeem some or all of the 2030 Senior Notes by paying 100% of the principal amount of the 2030 Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.
Our 8.00% Senior Notes due on December 15, 2029, or the 2029 Senior Notes, were issued in December 2014. The 2029 Senior Notes require us to pay interest at 8.00% per annum, payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year. The 2029 Senior Notes will mature (unless previously redeemed) on December 15, 2029, and no principal payments are required prior to that date. We may, at our option, at any time on or after December 15, 2017, redeem some or all of the 2029 Senior Notes by paying 100% of the principal amount of the 2029 Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.
Our 8.25% Senior Notes due on January 15, 2028, or the 2028 Senior Notes, were issued in January 2013. The 2028 Senior Notes require us to pay interest at 8.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2028 Senior Notes will mature (unless previously redeemed) on January 15, 2028 and no principal payments are required prior to that date. We may, at our option, at any time on or after January 15, 2016, redeem some or all of the 2028 Senior Notes by paying 100% of the principal amount of the 2028 Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

We refer to the 2028 Senior Notes, 2029 Senior Notes and 2030 Senior Notes collectively as our Senior Notes, which are our senior unsecured obligations. The indenture governing our Senior Notes does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time. Our Senior Notes have been presented on our consolidated balance sheets as long term debt, net of deferred financing costs. We estimate that the fair values of our 2028 Senior Notes, 2029 Senior Notes, and 2030 Senior Notes were $111,100, $120,960 and $99,960, respectively, based on their respective closing prices on The Nasdaq Stock Market LLC (a Level 1 input) on December 31, 2017.
Revolving Credit Facility
Our revolving credit facility, or the Credit Facility, matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity in December 2019. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300,000. The Credit Facility may be used for general business purposes and provides for the issuance of letters of credit. Generally, no principal payments are due until maturity. We are required to pay interest on borrowings under the Credit Facility at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). Pursuant to the Credit Facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the Credit Facility. As of December 31, 2017, our letter of credit fees were an annual rate of 1.50% of our outstanding standby letters of credit and our unused line fee rate was an annual rate of 0.25% of the maximum balance minus our utilization and letters of credit.
The Credit Facility requires us to maintain certain levels of collateral, limits our ability to incur debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and contains other customary covenants and conditions. The Credit Facility provides for the acceleration of principal and interest payments upon an event of default including, but not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the Credit Facility, and our default under certain contracts, including our leases with HPT, and our business management agreement with The RMR Group LLC, or RMR. Our Credit Facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. The amount available to us is determined by reference to a borrowing base calculation based on eligible collateral. At December 31, 2017, based on our qualified collateral, a total of $112,669 was available to us for loans and letters of credit under the Credit Facility. At December 31, 2017, there were no borrowings outstanding under the Credit Facility but we had outstanding $17,795 of letters of credit issued under that facility, securing certain trade payables, insurance, fuel tax and other obligations. These letters of credit reduce the amount available for borrowing under the Credit Facility.
Deferred Financing Costs
The unamortized balance of our deferred financing costs were $11,555 and $12,553 for our Senior Notes and $440 and $664 for our Credit Facility at December 31, 2017 and 2016, respectively, net of accumulated amortization of $3,425 and $2,428, and $680 and $456, respectively. The deferred financing costs for our Senior Notes are presented as a reduction of long term debt and the deferred financing costs for our Credit Facility are presented in other noncurrent assets in our consolidated balance sheets. We estimate we will recognize future amortization of deferred financing costs of $1,221 in 2018, $1,214 in 2019, $1,000 in 2020, and $997 in each of the years 2021 and 2022. We recognized interest expense from the amortization of deferred financing costs of $1,221, $1,225 and $995 for the years ended December 31, 2017, 2016 and 2015, respectively.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

7.	Leasing Transactions
As a lessee. We have entered into lease agreements covering many of our retail locations, office and warehouse space, and various equipment and vehicles, with the most significant leases being our five leases with HPT that are further described below. Certain leases include renewal options, and certain leases include escalation clauses and purchase options. Future minimum lease payments required under leases that had remaining noncancelable lease terms in excess of one year as of December 31, 2017, were as follows (included herein are the full payments due under the HPT Leases, including the amount attributed to the lease of those sites that are accounted for as a financing in our consolidated balance sheets as reflected in the sale leaseback financing obligation):

Total
2018	$300,864
2019	297,407
2020	295,146
2021	292,177
2022	288,069
Thereafter	2,207,232
Total	$3,680,895
The expenses related to our operating leases are included in site level operating expenses; selling, general and administrative expenses; and real estate rent expense in the operating expenses section of our consolidated statements of operations and comprehensive income (loss). Rent expense under our operating leases consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Minimum rent	$278,806	$263,212	$233,211
Sublease rent	7,035	7,463	8,422
Contingent rent(1)	2,195	1,304	(1,266)
Total rent expense	$288,036	$271,979	$240,367

(1)
Since 2007, we had accrued contingent rent associated with one site leased from HPT. In June 2015, we became no longer liable for this contingent rent, and the related accrual was reversed during the year ended December 31, 2015.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

HPT Leases. As of December 31, 2017, we leased from HPT a total of 199 properties under five leases, four of which we refer to as our TA Leases and one of which we refer to as the Petro Lease, and which we refer to collectively as the HPT Leases. The number of properties leased, the terms, the minimum annual rent and deferred rent balances owed by us under our HPT Leases as of December 31, 2017, were as follows:

	Number of Properties	Initial Term End Date(1)	Minimum Annual Rent as of December 31, 2017	Deferred Rent(2)
TA Lease 1	40	December 31, 2029	$52,763	$27,421
TA Lease 2	40	December 31, 2028	53,681	29,107
TA Lease 3	39	December 31, 2026	54,006	29,324
TA Lease 4	40	December 31, 2030	52,290	21,233
Petro Lease	40	June 30, 2032	69,527	42,915
Total	199		$282,267	$150,000

(1)	We have two renewal options of 15 years each under each of our HPT Leases.

(2)
Pursuant to a rent deferral agreement with HPT, we previously deferred as of December 31, 2010, a total of $150,000 of rent payable by us, which remained outstanding as of December 31, 2017. This deferred rent obligation was allocated among the HPT Leases and is due at the end of the respective initial term end dates for the TA Leases noted above. Deferred rent for the Petro Lease is due and payable on June 30, 2024. Deferred rent is subject to acceleration at HPT's option upon an uncured default by, or a change in control of, us.

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
We recognized rent expense of $264,628, $249,966 and $221,159, for the years ended December 31, 2017, 2016 and 2015, respectively, under our HPT Leases.
In addition to the payment of minimum annual rent, the TA Leases provide for payment to HPT of percentage rent, beginning in 2016, based on increases in total nonfuel revenues over base year levels (3% of nonfuel revenues above 2015 nonfuel revenues) and the Petro Lease provides for payment to HPT of percentage rent based on increases in total nonfuel revenues over base year levels (3% of nonfuel revenues above 2012 nonfuel revenues). HPT waived $372 and $1,121 of percentage rent under our Petro Lease for the years ended December 31, 2016 and 2015, respectively, pursuant to a prior agreement. As of June 30, 2016, HPT had cumulatively waived all of the $2,500 of percentage rent it previously agreed to waive. The total amount of percentage rent (which is net of any waived amounts) that we incurred during the years ended December 31, 2017, 2016 and 2015, was $2,195, $1,304 and $1,999, respectively.
Under our HPT Leases, we may request that HPT purchase approved amounts of renovations, improvements and equipment at the leased properties in return for increases in our minimum annual rent according to the following formula: the minimum annual rent will be increased by an amount equal to the amount paid by HPT multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. During the years ended December 31, 2017, 2016 and 2015, we sold to HPT $84,632, $109,926 and $99,896, respectively, of improvements we previously made to properties leased from HPT, and, as a result, our minimum annual rent payable to HPT increased by $7,194, $9,344 and $8,491, respectively. At December 31, 2017, our property and equipment balance included $16,408 of improvements of the type that we typically request that HPT purchase for an increase in minimum annual rent; however, HPT is not obligated to purchase these improvements.

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
On September 14, 2016, HPT purchased a vacant land parcel located adjacent to a property we lease from HPT for $325; and we and HPT amended our TA Lease 4 to add this parcel and our minimum annual rent under our TA Lease 4 increased by $28.
On October 30, 2015, HPT purchased land and improvements that previously were leased by HPT from a third party and subleased to us. Effective as of that date, our rent due to that third party pursuant to the terms of our sublease with HPT ceased. Also on that date, we and HPT amended our lease to reflect our direct lease from HPT of that land and those improvements and to increase our minimum annual rent due to HPT by $1,275, which was 8.5% of HPT's investment.
On June 1, 2015, we entered into a transaction agreement, or the Transaction Agreement, with HPT pursuant to which, among other things, we agreed to sell to, and lease back from, HPT 14 travel centers we owned and certain assets we owned at 11 properties we lease from HPT for an aggregate of $279,383. As of December 31, 2015, we had completed the sale to, and lease back from, HPT of the 14 travel centers we owned and certain assets we owned at 11 properties and our minimum annual rent increased by $24,027. These sales generated an aggregate gain of $133,668, which was deferred and is being amortized as a reduction of our real estate rent expense over the terms of the TA Leases.
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
Also pursuant to the Transaction Agreement, we agreed to sell to, and lease back from, HPT five travel centers upon the completion of their development for a purchase price equal to their development costs. On March 31, 2016, we sold one of these development properties to HPT for $19,683. On June 22, 2016, we and HPT amended the Transaction Agreement to, among other things, replace one development property with two alternative travel centers owned by us. Pursuant to the Transaction Agreement, as amended, on June 22, 2016, we sold the two alternative travel centers to HPT for an aggregate of $23,876. The sale of these two properties generated a gain of $11,794 that was deferred and is being amortized on a straight line basis over the terms of the related leases as a reduction of real estate rent expense. On June 30, 2016, we sold one of these development properties to HPT for $22,297. On September 30, 2016, we sold one of these development properties to HPT for $16,557. On May 3, 2017, we sold the remaining development property to HPT for $27,602.
On August 13, 2013, the travel center located in Roanoke, VA that we leased from HPT was taken by eminent domain proceedings brought by the Virginia Department of Transportation, or VDOT, in connection with planned highway construction. In January 2014, HPT received proceeds from VDOT of $6,178, which is a substantial portion of VDOT's estimate of the value of the property, and as a result the minimum annual rent payable by us to HPT under the then applicable lease was reduced by $525 effective January 6, 2014. HPT challenged VDOT's estimate of the property's value and during 2017 engaged in mediation. Following the mediation, VDOT agreed to pay, and HPT agreed to accept, the sum of $7,209 as full payment for VDOT's acquisition of the travel center. In 2017, VDOT subsequently made payment to HPT of $1,031, representing the agreed settlement less amounts previously paid to HPT (exclusive of interest). After deducting from this payment our and HPT's share of third party costs and expenses incurred in connection with the challenge of VDOT's initial valuation of the property, we and HPT will allocate and apply the remaining amount of $1,031 as set forth in the lease.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

The following table sets forth the amounts of annual minimum lease payments required under the HPT Leases as of December 31, 2017, in each of the years shown.

	Annual Minimum Rent	Rent for Ground Leases Subleased from HPT
2018	$282,267	$8,891
2019	282,267	7,066
2020	282,267	6,822
2021	282,267	5,240
2022	282,267	1,997
2023	282,267	1,009
2024(1)	325,182	775
2025	282,267	303
2026(2)	319,212	78
2027	228,261	78
2028(3)	266,317	78
2029(4)	210,755	78
2030(5)	152,826	78
2031	69,527	78
2032(6)	48,638	78

(1)	Includes previously deferred rent payments of $42,915 due on June 30, 2024.

(2)	Includes previously deferred rent payments of $29,324 and estimated cost of removing underground storage tanks on the leased properties of $7,621 due on December 31, 2026.

(3)	Includes previously deferred rent payments of $29,107 and estimated cost of removing underground storage tanks on the leased properties of $8,949 due on December 31, 2028.

(4)	Includes previously deferred rent payments of $27,421 and estimated cost of removing underground storage tanks on the leased properties of $8,753 due on December 31, 2029.

(5)	Includes previously deferred rent payments of $21,233 and estimated cost of removing underground storage tanks on the leased properties of $9,776 due on December 31, 2030.

(6)	Includes estimated cost of removing underground storage tanks on the leased properties of $13,874 due on June 30, 2032.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

The following table summarizes the various amounts related to the HPT Leases and leases with other lessors that are reflected in real estate rent expense in our consolidated statements of operations and comprehensive income (loss).

	Year Ended December 31,
	2017	2016	2015
Cash payments for rent under the HPT Leases	$280,897	$265,482	$241,962
Change in accrued estimated percentage rent	356	430	(1,275)
Adjustments to recognize expense on a straight line basis	(383)	(216)	(4,910)
Less: sale leaseback financing obligation amortization	(658)	(477)	(974)
Less: portion of rent payments recognized as interest expense	(1,681)	(1,729)	(3,445)
Less: deferred tenant improvements allowance amortization	(3,770)	(3,769)	(5,019)
Amortization of deferred gain on sale leaseback transactions	(10,133)	(9,755)	(5,180)
Rent expense related to HPT Leases	264,628	249,966	221,159
Rent paid to others(1)	12,813	12,447	10,583
Adjustments to recognize expense on a straight line basis for other leases	(314)	(115)	(151)
Total real estate rent expense	$277,127	$262,298	$231,591

(1)	Includes rent paid directly to HPT's landlords under leases for properties we sublease from HPT as well as rent related to properties we lease from landlords other than HPT.
The following table summarizes the various amounts related to the HPT Leases that are included in our consolidated balance sheets.

	December 31, 2017	December 31, 2016
Current HPT Leases liabilities:
Accrued rent	$24,170	$22,868
Sale leaseback financing obligation(1)	863	484
Straight line rent accrual(2)	2,458	2,458
Deferred gain(3)	10,128	10,140
Deferred tenant improvements allowance(4)	3,770	3,770
Total current HPT Leases liabilities	$41,389	$39,720

Noncurrent HPT Leases liabilities:
Deferred rent obligation	$150,000	$150,000
Sale leaseback financing obligation(1)	22,987	21,165
Straight line rent accrual(2)	46,937	47,771
Deferred gain(3)	111,041	121,331
Deferred tenant improvements allowance(4)	37,817	41,587
Total noncurrent HPT Leases liabilities	$368,782	$381,854

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

(1)
Sale Leaseback Financing Obligation. Prior to the Transaction Agreement, the assets related to nine travel centers we leased from HPT were reflected in our consolidated balance sheets, as was the related financing obligation. This accounting was required primarily because, at the time of the inception of the prior leases with HPT, more than a minor portion of these nine travel centers was subleased to third parties. As part of the June 2015 Transaction Agreement, we purchased five of these nine travel centers from HPT. That purchase was accounted for as an extinguishment of the related financing obligation and resulted in a loss on extinguishment of debt of $10,502 because the price we paid to HPT to purchase the five properties was $10,502 in excess of the then remaining related financing obligation. Also, because the TA Leases we entered into with HPT in connection with the Transaction Agreement were accounted for as new leases and two of the remaining four properties reflected as financings under the Prior TA Lease then qualified for operating lease treatment, the remaining net assets and financing obligation related to these two properties were eliminated, resulting in a gain of $1,033, which was deferred and will be recognized over the terms of the applicable TA Leases as a reduction of real estate rent expense.

(2)
Straight Line Rent Accrual. Straight line rent accrual includes the accrued rent expense from 2007 to 2012 for stated increases in our minimum annual rents due under our then existing TA lease. While the TA Leases we entered into with HPT in connection with the Transaction Agreement contain no stated rent payment increases, we continue to amortize this accrual on a straight line basis over the current terms of the TA Leases as a reduction to real estate rent expense. The straight line rent accrual also includes our obligation for the estimated cost of removal of underground storage tanks at properties leased from HPT at the end of the related lease; we recognize these obligations on a straight line basis over the term of the related leases as additional real estate rent expense.

(3)
Deferred Gain. The deferred gain primarily includes $145,462 of gains from the sales of travel centers and certain other assets to HPT during 2015 and 2016 pursuant to the Transaction Agreement and the amended Transaction Agreement. We amortize the deferred gains on a straight line basis over the terms of the related leases as a reduction of real estate rent expense.

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

As a lessor. As of December 31, 2017, we leased to franchisees four travel centers. Two of the four franchisees exercised their final renewal term options and renewed their lease agreements during 2017, and the current terms of these two lease agreements expire in June 2022. The remaining two franchisees did not exercise their final renewal term options and therefore, the related lease agreements expired during 2017. One of these franchisees has filed, and the other has indicated an intent to file, requests for a preliminary injunction preventing their eviction from the lease premises until such time as a court can determine whether we breached the terms of the leases by proposing increases in rent during the final renewal terms or whether they have breached their agreements. As this matter proceeds through the courts, these two franchisees currently are operating under certain terms of the expired lease agreements. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. Rent revenue from these operating leases totaled $4,208, $4,439 and $4,458 for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum lease payments due to us for the two leased sites under these operating leases as of December 31, 2017, were $1,927 for each of the years 2018, 2019, 2020 and 2021, and $963 for 2022.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

8.	Shareholders' Equity
Share Award Plans. On May 19, 2016, our shareholders approved the TravelCenters of America LLC 2016 Equity Compensation Plan, or the 2016 Plan, under which 2,300 shares were authorized for issuance under the terms of the 2016 Plan. The 2016 Plan replaced the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, or the 2007 Plan. No additional awards will be made under the 2007 Plan and the shares previously registered for offer and sale under the 2007 Plan but not yet issued were deregistered, although shares awarded under the 2007 Plan that had not yet vested have continued, and will continue, to vest in accordance with, and subject to, the terms of the related awards. We refer to the 2007 Plan and 2016 Plan collectively as the Share Award Plans.
We awarded a total of 751, 926 and 671 common shares under the Share Award Plans during the years ended December 31, 2017, 2016 and 2015, respectively, with aggregate market values of $3,528, $6,120 and $6,607, respectively, based on the closing prices of our common shares on the principal exchange on which they were traded on the dates of the awards. During the years ended December 31, 2017, 2016 and 2015, we recognized total share based compensation expense of $5,515, $5,523 and $5,507, respectively. During the years ended December 31, 2017, 2016 and 2015, the vesting date fair value of common shares that vested was $3,781, $5,040 and $7,621, respectively.
The weighted average grant date fair value of common shares awarded during the years ended December 31, 2017, 2016 and 2015, was $4.70, $6.61 and $9.84, per share, respectively. Common shares issued to Directors vested immediately and the related compensation expense was recognized on the grant date. Common shares issued to others vest in five to ten equal annual installments beginning on the date of grant. The related compensation expense was determined based on the market value of our common shares on either the date of grant for employees or the vesting date for nonemployees, as appropriate, with the aggregate value of the awarded common shares expensed over the related vesting period. As of December 31, 2017, 633 common shares remained available for issuance under the 2016 Plan. As of December 31, 2017, there was a total of $10,664 of share based compensation related to unvested common shares that will be expensed over a weighted average remaining service period of three years. The following table sets forth the number and weighted average grant date fair value of unvested common shares and common shares awarded under the Share Award Plans for the year ended December 31, 2017.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares balance as of December 31, 2016	2,098	$7.50
Granted	751	4.70
Vested	(818)	6.93
Forfeited/canceled	(18)	7.93
Unvested shares balance as of December 31, 2017	2,013	6.68
Treasury Shares. Certain recipients of share awards may elect to have us withhold the number of their vesting common shares with a fair market value sufficient to fund the required tax withholding obligations with respect to their share awards. For the years ended December 31, 2017, 2016 and 2015, we acquired through this share withholding process 272, 209 and 197 common shares, respectively, with an aggregate value of $1,175, $1,394 and $1,842, respectively. During the years ended December 31, 2017, 2016 and 2015, we retired 272, 209 and 287 treasury shares, no par value, respectively, with a carrying value of $1,175, $1,394 and $2,770, respectively, that reduced common shares outstanding.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Net Income (Loss) Per Common Share Attributable to Common Shareholders
We calculate basic earnings per common share by dividing net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. The net income (loss) attributable to participating securities is deducted from our total net income (loss) attributable to common shareholders to determine the net income (loss) available to common shareholders. We calculate diluted earnings per common share by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive share securities, using the treasury stock method; but we had no dilutive share securities outstanding as of December 31, 2017, nor at any time during the three year period then ended. Unvested shares issued under our Share Award Plans are deemed participating securities because they participate equally in earnings and losses with all of our other common shares. The following table presents a reconciliation of net income (loss) attributable to common shareholders to net income (loss) available to common shareholders and the related earnings per share.

	Year Ended December 31,
	2017	2016	2015
Net income (loss) attributable to common shareholders, as reported	$9,262	$(2,018)	$27,719
Less: net income (loss) attributable to participating securities	481	(100)	1,386
Net income (loss) available to common shareholders	$8,781	$(1,918)	$26,333

Weighted average common shares(1)	37,524	36,976	36,485

Basic and diluted net income (loss) per common share	$0.23	$(0.05)	$0.72

(1)
Excludes the unvested shares awarded under our Share Award Plans, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shares. The weighted average number of unvested shares outstanding was 2,057 for the year ended December 31, 2017 and 1,920 for the years ended December 31, 2016 and 2015.

9.	Income Taxes
We had a tax benefit of $84,439 and $1,733 for the years ended December 31, 2017 and 2016, respectively, and a tax provision of $16,539 for the year ended December 31, 2015.
Effective Tax Rate Reconciliation

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory rate applied to income (loss) before income taxes	$25,958	$1,074	$(15,661)
Uncertain tax position resolution	58,602	—	—
Benefit of tax credits	2,902	2,849	2,574
State income taxes, net of federal benefit	2,221	1,621	(1,695)
Provision to return adjustments	443	(910)	199
Nondeductible executive compensation	—	(841)	(1,499)
Other nondeductible expenses	(322)	(331)	(271)
Tax rate change	(6,356)	—	—
Other, net	991	(1,729)	(186)
Total tax benefit (provision)	$84,439	$1,733	$(16,539)

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

In December 2017, the U.S. government enacted the Tax Cuts and Jobs Act, or the Tax Act, which, among other things, decreased the corporate statutory tax rate from 35% to 21%. We applied the effect of the Tax Act in 2017, the period in which the Tax Act was enacted. Passage of the Tax Act, among other things, required us to revalue our deferred tax assets and liabilities at the new statutory rate, which resulted in a decrease in our tax benefit of $6,356 for the year ended December 31, 2017. We will monitor future interpretations of the Tax Act as they develop and accordingly, our estimates may change.
Components of the Income Tax Benefit (Provision)

	Year Ended December 31,
	2017	2016	2015
Current tax benefit (provision)
Federal	$32,883	$2,101	$(6,513)
State	(5,575)	3,974	(2,659)
Total current tax benefit (provision)	27,308	6,075	(9,172)
Deferred tax benefit (provision):
Federal	48,139	(2,861)	(7,438)
State	8,992	(1,481)	71
Total deferred tax benefit (provision)	57,131	(4,342)	(7,367)
Total tax benefit (provision)	$84,439	$1,733	$(16,539)
Components of Deferred Tax Assets and Liabilities

	December 31,
	2017	2016
Deferred tax assets:
Straight line rent accrual	$13,542	$19,846
Reserves	16,566	24,575
Deferred gains	32,949	55,110
Asset retirement obligations	2,765	3,827
Tax credit carryforwards	27,414	10,331
Tax loss carryforwards	61,961	29,782
Deferred tenant improvements allowance	11,228	18,596
Other	6,083	10,699
Total deferred tax assets before valuation allowance	172,508	172,766
Valuation allowance	(1,027)	(600)
Total deferred tax assets	171,481	172,166

Deferred tax liabilities:
Property and equipment	(120,297)	(176,117)
Goodwill and other intangible assets	(5,632)	(7,865)
Other	(1,466)	(1,050)
Total deferred tax liabilities	(127,395)	(185,032)

Net deferred tax assets (liabilities)	$44,086	$(12,866)

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

As of December 31, 2017, we had a valuation allowance of $1,027 related to federal capital loss and foreign credit carryforwards, state net operating losses and deferred tax assets in foreign jurisdictions due to the uncertainty of their realization. At December 31, 2017, we had carryforwards for federal net operating losses, state net operating losses and federal tax credits of $245,598, $173,082 and $27,414, respectively. Although not anticipated, $58,473 of the federal net operating losses is scheduled to expire in 2031 if unused. We anticipate $19 of the state net operating losses will expire in 2018, and the remainder to be utilized prior to expiration beginning in 2021. Federal tax credit carryforwards of $498 may expire between 2019 and 2025 if unused, with the remainder expected to be utilized prior to their expiration beginning in 2031.
The following table presents the classification in our consolidated balance sheets of the deferred tax assets and liabilities presented in the table above.

	December 31,
	2017	2016
Net deferred tax amounts are included in:
Other noncurrent assets	$44,086	$—
Other noncurrent liabilities	—	(12,866)
Uncertain Tax Positions

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$59,742	$59,742	$59,557
Changes to current year tax positions	(1,140)	—	—
Interest	—	—	185
Lapse in statute of limitations	(58,602)	—	—
Balance at end of period	$—	$59,742	$59,742
Because of uncertainties concerning our value as of the date of an ownership change for federal income tax purposes that we experienced as a result of certain trading in our common shares during 2007, and as to the measurement of the net unrecognized built-in loss and allocation of the net unrecognized built-in loss, if any, to our various assets as of the date of the ownership change, we previously had not recognized certain of our tax attributes. In September 2017, as a result of a number of factors including the passage of time and the results of audits of certain of our U.S. federal income tax returns, the uncertainty related to the filing positions giving rise to these tax attributes was resolved and, accordingly, we recognized deferred tax assets related to those tax attributes and reversed a related accrued tax liability. The benefit for income taxes in our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017, includes $58,602 recognized in connection with the resolution of the previous uncertain tax positions.
Our U.S. federal income tax returns are subject to tax examinations for the years ended December 31, 2014 through 2017. Our state and Canadian income tax returns are generally subject to examination for the tax years ended December 31, 2013 through 2017. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted by the taxing authorities to the extent the carryforwards are utilized in a subsequent year.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

10.	Equity Investments
As of December 31, 2017, our investment in equity affiliates, which are presented in our consolidated balance sheets in other noncurrent assets, and our proportional share of our investees' net income (loss) recognized in our consolidated statements of operations and comprehensive income (loss) were as follows:

	PTP	Other(1)	Total
Investment balance:
As of December 31, 2017	$20,807	$21,695	$42,502
As of December 31, 2016	21,657	24,097	45,754

Income (loss) from equity investments:
Year ended December 31, 2017	$3,951	$(2,863)	$1,088
Year ended December 31, 2016	4,614	(70)	4,544
Year ended December 31, 2015	4,036	20	4,056

(1)	Includes other equity investments, including our investment in Affiliates Insurance Company, or AIC. See Note 12 for more information about our investment in AIC.
Petro Travel Plaza Holdings LLC
Petro Travel Plaza Holdings LLC, or PTP, is a joint venture between us and Tejon Development Corporation that owns two travel centers, three convenience stores and one standalone restaurant in California. We own a 40% interest in PTP and we receive a management fee from PTP to operate these locations. This investment is accounted for under the equity method. We recognized management fee income of $1,540, $1,055 and $838 for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, we supply PTP with its fuel at our cost. During the years ended December 31, 2017, 2016 and 2015, we sold to PTP $59,943, $55,004 and $60,875 of fuel, respectively.
The following tables set forth summarized financial information of PTP and does not represent the amounts we have included in our consolidated financial statements in connection with our investment in PTP.

	December 31,
	2017	2016
Total current assets	$10,759	$12,605
Total noncurrent assets	56,676	56,047

Total current liabilities	2,262	1,909
Total noncurrent liabilities	15,468	15,456

	Year Ended December 31,
	2017	2016	2015
Total revenues	$119,463	$114,331	$115,313
Cost of goods sold (excluding depreciation)	85,729	80,664	84,820
Operating income	10,896	12,784	11,083
Net income and comprehensive income	10,418	12,077	10,629
Fair Value
It is not practicable to estimate the fair value of our equity investments because of the lack of quoted market prices and the inability to estimate current fair value without incurring excessive costs. However, management believes that the carrying amounts of our equity investments at December 31, 2017, were not impaired given these companies' overall financial conditions and earnings trends.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

11.	Business and Property Management Agreements with RMR
We have a business management agreement with RMR to provide management services to us, which relates to various aspects of our business generally, including but not limited to, services related to compliance with various laws and rules applicable to our status as a publicly owned company, advice and supervision with respect to our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel center and convenience store properties and companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal matters, human resources, insurance programs, management information systems and the like. Until July 31, 2017, we also had a property management agreement under which RMR provided building management services to us for our headquarters building. See Note 12 for further information regarding our relationship, agreements and transactions with RMR.
Business Management Agreement. Under our business management agreement, we pay RMR an annual business management fee equal to 0.6% of the sum of our fuel gross margin (which is our fuel revenues less our fuel cost of goods sold) plus our total nonfuel revenues. The fee is payable monthly based on the prior month's gross margin and revenues. This fee totaled $14,030, $14,212 and $13,179 for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income (loss).
The current term of our business management agreement with RMR ends on December 31, 2018, and automatically renews for successive one year terms unless we or RMR gives notice of non-renewal before the end of an applicable term. RMR may terminate the business management agreement upon 120 days' written notice, and we have the right to terminate the business management agreement upon 60 days' written notice, subject to approval by a majority vote of our Independent Directors. If we terminate or do not renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.875 times the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of termination or nonrenewal.
We are also generally responsible for all of our expenses and certain expenses incurred by RMR on our behalf. RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies to which RMR or its subsidiaries provide management services, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves our portion of RMR's internal audit costs. The amounts recognized as expense for internal audit costs were $276, $235 and $257 for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income (loss) and are in addition to the business management fees paid to RMR.
Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers. In addition, RMR has agreed to provide certain transition services to us for 120 days following termination by us or notice of termination by RMR.
Property Management Agreement. Until July 31, 2017, we also had a property management agreement with RMR under which RMR provided building management services to us for our headquarters building. We paid RMR aggregate fees and expenses of $78, $153 and $145 for property management services at our headquarters building for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income (loss).

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

12.	Related Party Transactions
Relationship with HPT
We were a 100% owned subsidiary of HPT until HPT distributed our common shares to its shareholders in 2007. We are HPT's largest tenant and HPT is our principal landlord and largest shareholder and as of December 31, 2017, owned 3,420 of our common shares, or approximately 8.6% of our outstanding common shares.
Our Managing Director, Adam D. Portnoy, serves, and our former Managing Director, Barry M. Portnoy, served, as a managing trustee of HPT. Ethan S. Bornstein, Adam D. Portnoy's brother-in-law, is an executive officer of HPT. Thomas M. O'Brien, who served as one of our Managing Directors and our President and Chief Executive Officer until December 31, 2017, was a former executive officer of HPT. RMR provides management services to both us and HPT.
Spin-Off Transaction Agreement. In connection with our spin-off from HPT in 2007, we entered a transaction agreement with HPT and RMR, pursuant to which we granted HPT a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center to or with another party, and we granted HPT and any other company to which RMR provides management services a right of first refusal to acquire or finance any real estate of the types in which HPT or such other companies invest before we do. We also agreed that for so long as we are a tenant of HPT we will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors under the HPT Leases; the sale of a material part of our assets or of any such tenant or guarantor; or the cessation of certain of our Directors to continue to constitute a majority of our Board of Directors or any such tenant or guarantor. Also, we agreed not to take any action that might reasonably be expected to have a material adverse impact on HPT's ability to qualify as a real estate investment trust and to indemnify HPT for any liabilities it may incur relating to our assets and business.
Lease Arrangements. As of December 31, 2017, we leased from HPT a total of 199 properties under the HPT Leases. We have also engaged in other transactions with HPT, including in connection with the Transaction Agreement that we entered into with HPT on June 1, 2015. See Note 7 for more information about our relationship, agreements and transactions with HPT.
Our Manager, RMR
RMR provides certain services we require to operate our business. We have a business management agreement with RMR to provide management services to us, which relates to various aspects of our business generally. Until July 31, 2017, we also had a property management agreement with RMR, which related to building management services for our headquarters building. See Note 11 for more information about our current and former management agreements with RMR.
We have relationships and historical and continuing transactions with RMR, The RMR Group Inc. and others related to them. RMR is a majority owned subsidiary of The RMR Group Inc. Our Managing Director, Adam D. Portnoy, is a managing director and an officer and, as the current sole trustee of ABP Trust, is the controlling shareholder of The RMR Group Inc. and an officer of RMR. Adam D. Portnoy, as the current sole trustee of ABP Trust, beneficially owns all the class A membership units of RMR. Barry M. Portnoy was our other Managing Director and a director and an officer of The RMR Group Inc. and an officer of RMR until his death on February 25, 2018. Andrew J. Rebholz, our Chief Executive Officer, Barry A. Richards, our President and Chief Operating Officer, William E. Myers, our Executive Vice President, Chief Financial Officer and Treasurer, and Mark R. Young, our Executive Vice President and General Counsel, are officers and employees of RMR. Thomas M. O'Brien, who served as one of our Managing Directors and our President and Chief Executive Officer until December 31, 2017, was also an officer and an employee of RMR until December 31, 2017. RMR provides management services to HPT and HPT's executive officers are officers and employees of RMR. Our Independent Directors also serve as independent directors or independent trustees of other companies to which RMR or its subsidiaries provide management services. Adam D. Portnoy serves as a managing director or managing trustee of almost all of the public companies to which RMR or its subsidiaries provide management services. In addition, officers of RMR and The RMR Group Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services. See Note 11 for more information about our relationship with RMR.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Share Awards to RMR Employees. Under our Share Award Plans, we grant share awards to certain employees of RMR who are not also Directors, officers or employees of ours. We awarded a total of 67, 63 and 62 shares with an aggregate value of $319, $416 and $575 to such persons during the years ended December 31, 2017, 2016 and 2015, respectively, based upon the closing price of our common shares on the applicable stock exchange on which such shares were listed on the dates of the grants. One fifth of those shares vested on the applicable grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share awards to such RMR employees are in addition to both the fees we pay to RMR and our share awards to our Directors, officers and employees. During these periods, we purchased some of our common shares from certain of our and RMR's officers and employees in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We made these purchases at the closing price for our common shares on the applicable stock exchange on which such shares are listed on the date of purchase. See Note 8 for more information about share withholding.
CEO Retirement. On November 29, 2017, we and RMR entered into a retirement agreement with Thomas M. O'Brien. Pursuant to his retirement agreement, Thomas M. O'Brien continued to serve as our President and Chief Executive Officer and as one of our Managing Directors until December 31, 2017, and he will remain our employee through June 30, 2018, in order to continue to assist in transitioning his duties and responsibilities to his successor. Under Thomas M. O'Brien's retirement agreement, (i) consistent with past practice, we will continue to pay Thomas M. O'Brien his current annual base salary of $300 until June 30, 2018, and we paid a cash bonus in respect of 2017 in the amount of $2,060 in December 2017 and (ii) in lieu of any share grants for his 2017 service, we paid an additional cash payment in the amount of $475 to Thomas M. O'Brien in December 2017. Subject to the satisfaction of certain conditions, after his retirement from the Company on June 30, 2018, we will make an additional cash payment to Thomas M. O'Brien in the amount of $1,505 and fully accelerate the vesting of any then unvested common shares of the Company previously awarded to Thomas M. O'Brien. The retirement agreement does not entitle Thomas M. O'Brien to any additional share awards from us.
Pursuant to his retirement agreement, Thomas M. O'Brien granted to us or our nominee a right of first refusal in the event he determines to sell any of his shares of the Company, pursuant to which we may elect during a specified period to purchase those shares at the average closing price per share for the ten trading days preceding the date of his written notice to us of his intent to sell. In the event that we decline to exercise our purchase right, RMR may elect to purchase such shares at the price offered to us. Thomas M. O'Brien also agreed that, as long as he owns shares in the Company, he will vote those shares at shareholders' meetings in favor of nominees for director and proposals recommended by our Board of Directors.
Thomas M. O'Brien's retirement agreement contains other terms and conditions, including cooperation, confidentiality, non-solicitation, non-competition and other covenants, and a waiver and release. Thomas M. O'Brien's retirement agreement also contains certain terms relating to RMR and other companies to which RMR or its subsidiaries provide management services.
Relationship with AIC
We, HPT and five other companies to which RMR provides management services each currently own 14.3% of AIC, an Indiana insurance company and are parties to a shareholders agreement regarding AIC. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.
All of our Directors and all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays to RMR a service fee equal to 3.0% of the total annual net earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC's business.
We and the other shareholders of AIC participate in a combined property insurance program arranged and insured or reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of $1,721, $2,281 and $2,283, respectively, in connection with this insurance program for the policy years ending June 30, 2018, 2017 and 2016, respectively. Our aggregate annual premiums for the current policy year may be adjusted from time to time as we acquire or dispose of properties that are included in this insurance program.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

As of December 31, 2017, we have invested $6,054 in AIC since its formation in 2008. Our investment in AIC had a carrying value of $8,185 and $7,116 as of December 31, 2017 and 2016, respectively. These amounts are included in other noncurrent assets in our consolidated balance sheets. We recognized income of $608, $137 and $20, related to our investment in AIC for the years ended December 31, 2017, 2016 and 2015, respectively. Our other comprehensive income (loss) includes our proportional share of unrealized gains (losses) on securities held for sale, which are owned by AIC, of $461, $152 and $(20) for the years ended December 31, 2017, 2016 and 2015, respectively.
Directors' and Officers' Liability Insurance
We, The RMR Group Inc., RMR and certain companies to which RMR or its subsidiaries provide management services, including HPT, participate in a combined directors' and officers' liability insurance policy. The current combined policy expires in September 2018. We paid aggregate premiums of $156, $91 and $225 in the years ended December 31, 2017, 2016 and 2015, respectively, for these policies.

13.	Contingencies
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
At December 31, 2017, we had an accrued liability of $2,751 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $687, resulting in an estimated net amount of $2,064 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

In February 2014, we reached an agreement with the California State Water Resources Control Board, or the State Water Board, to settle certain claims the State Water Board had filed against us in California Superior Court, or the Superior Court, in 2010 relating to alleged violations of underground storage tank laws and regulations for a cash payment of $1,800; suspended penalties of $1,000 that would become payable by us in the future if, prior to March 2019, we fail to comply with specified underground storage tank laws and regulations; and our agreement to invest, prior to March 2018, up to $2,000 of verified costs to develop and implement a comprehensive compliance program for the underground storage tank systems at all of our California facilities that is above and beyond minimum requirements of California law (which costs have since been incurred and were verified as of February 2017). The settlement, which was approved by the Superior Court on February 20, 2014, also included injunctive relief provisions requiring that we comply with certain California environmental laws and regulations applicable to underground storage tank systems. In October 2015, the State Water Board issued a notice of alleged suspended penalty conduct claiming that we were liable for the full amount of the $1,000 in suspended penalties as a result of five alleged violations of underground storage tank regulations and requesting further information concerning the alleged violations. In November 2015, we filed our response to the State Water Board's notice and we subsequently met with the State Water Board to attempt to respond to these matters without a court hearing. On November 11, 2017, we reached an agreement with the State Water Board by agreeing to pay $500 of suspended penalties. Although it is possible that, if we fail to comply with certain underground storage tank laws and regulations prior to March 2019, we may become liable for the remaining $500 of suspended penalties, based on current information, we do not believe this is reasonably likely to occur and, accordingly, we reversed $500 of our previously recognized liability in the fourth quarter 2017.
We currently have insurance of up to $10,000 per incident and up to $25,000 in the aggregate for certain environmental liabilities, subject, in each case, to certain limitations and deductibles which expires in June 2018. However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.
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
Legal Proceedings
We are routinely involved in various legal and administrative proceedings, including tax audits, incidental to the ordinary course of our business. Except as set forth below, we do not expect that any litigation or administrative proceedings in which we are presently involved or are aware of will have a material adverse effect on our business, financial condition, results of operations or cash flows.
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

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

At a hearing held on December 14, 2016, the Court denied our request for preliminary injunctive relief subject to Comdata's agreement to continue providing services under the Merchant Agreement pending a final ruling from the Court. On December 21, 2016, Comdata filed a counterclaim alleging that we defaulted under the RFID Agreement and that this alleged default allows Comdata to terminate both the RFID Agreement and the Merchant Agreement. In addition, from February 1, 2017, until mid-September 2017, Comdata unilaterally withheld increased fees from the transaction settlement payments due to us. During the year ended December 31, 2017, the difference between the withheld fees and the fees payable under the Merchant Agreement totaled $6,903. After a trial in April 2017, and post-trial briefing and argument, on September 11, 2017, the Court issued its post-trial Memorandum Opinion. The Court found that we are entitled to, among other things, an order requiring Comdata to specifically perform under the Merchant Agreement, and awarded damages to us and against Comdata for the difference between the higher transaction fees we paid to Comdata since February 1, 2017, and what we would have paid during this period under the fee structure in the Merchant Agreement, plus pre- and post- judgment interest. The Court also found that the Merchant Agreement provides for an award of reasonable attorneys' fees and costs to the prevailing party in a lawsuit enforcing any rights under the Merchant Agreement. The Court directed us and Comdata to submit a form of final judgment with an accounting of our damages and a proposed schedule for resolution of the fees and costs within ten days of the date of the Memorandum Opinion. We and Comdata reached agreement on the amount of excess fees to be paid to us by Comdata and on the calculation of pre-judgment interest, but did not reach agreement on when final judgment should enter and on the amounts of, or schedule for resolving an award of, attorney's fees and costs. Consequently, we and Comdata each filed our own proposed forms of final judgment. On October 17, 2017, the Court entered an order outlining a schedule for resolving issues related to attorney's fees and costs. In September 2017, we recognized a receivable, with an offsetting reduction of transaction fees expense, of $6,903 for the amount of excess transaction fees we subsequently recovered from Comdata in November 2017. The transaction fee expense which we paid net of the amount we recovered from Comdata is included in site level operating expenses in our consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2017, we recognized litigation expenses related to this matter of $9,706, which are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income (loss). Although the Court's September 11, 2017, Memorandum Opinion found that the prevailing party in litigation to enforce the Merchant Agreement is entitled to recover its reasonable attorneys' fees and costs plus pre- and post- judgment interest, we have not recognized any amounts of receivable or expense reduction for these attorneys' fees and costs, as the Court has not determined the amount of fees and costs that we are entitled to recover. Our attorneys' fees and costs related to this matter totaled $10,518 through December 31, 2017.

14.	Inventory
Inventory at December 31, 2017 and 2016, consisted of the following:

	December 31, 2017	December 31, 2016
Nonfuel products	$169,140	$167,813
Fuel products	40,500	36,332
Total inventory	$209,640	$204,145

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

15.	Segment Information
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
Travel Centers
We operate and franchise travel centers under the "TA brand" and the "Petro brand", primarily along the U.S. interstate highway system. Our travel center customers include trucking fleets and their drivers, independent truck drivers and highway and local motorists. Our travel centers offer customers diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, QSRs and various customer amenities.
Convenience Stores
We operate convenience stores with retail gasoline stations, under the "Minit Mart brand", that generally serve motorists and are not located at a travel center. These convenience stores typically offer customers gasoline as well as a variety of nonfuel products and services, including coffee, groceries, some fresh foods, and, in many stores, a QSR and/or car wash.
Corporate and Other
We include unallocated corporate expenses and the operations of our standalone restaurants and distribution centers, which are not material to our operations, in corporate and other. For purposes of segment performance measurement, we do not allocate to either our travel center or convenience store segments income and expenses that are of a non-operating or of a corporate nature such as selling, general and administrative expenses, transaction costs associated with the acquisition of certain businesses, interest, income from equity investees and income taxes.
Identifiable assets of the business segments exclude general corporate assets, which primarily consist of certain cash, accounts receivable, certain property and equipment, deferred income taxes and certain other assets. Other than cash that resides at the travel centers or convenience stores, cash and accounts receivable are managed within our treasury and finance function at corporate.
Additional Information
The accounting policies of the business segments are the same as the policies described in Note 1. Intersegment sales and transfers are accounted for at the same prices as if the sales and transfers were made to third parties and are eliminated in consolidation.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Segment Information

	Year Ended December 31, 2017
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$3,533,121	$480,917	$76,874	$4,090,912
Nonfuel	1,636,009	269,854	38,318	1,944,181
Rent and royalties from franchisees	12,304	215	3,981	16,500
Total revenues	5,181,434	750,986	119,173	6,051,593

Site level gross margin in excess of site level operating expenses	$463,833	$40,554	$9,895	$514,282

Corporate operating expenses:
Selling, general and administrative			$154,663	$154,663
Real estate rent			277,127	277,127
Depreciation and amortization			128,416	128,416
Loss from operations				(45,924)

Acquisition costs			247	247
Interest expense, net			29,962	29,962
Income from equity investees			1,088	1,088
Loss before income taxes				(75,045)
Benefit for income taxes			84,439	84,439
Net income				9,394
Less: net income for noncontrolling interests				132
Net income attributable to common shareholders				$9,262

Capital expenditures for property and equipment	$94,174	$22,979	$28,248	$145,401
Acquisitions of businesses, net of cash acquired	13,748	—	6,110	19,858
Total assets	708,295	491,866	417,693	1,617,854

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

	Year Ended December 31, 2016
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$3,036,861	$420,747	$72,541	$3,530,149
Nonfuel	1,615,405	263,577	24,641	1,903,623
Rent and royalties from franchisees	13,628	306	3,418	17,352
Total revenues	4,665,894	684,630	100,600	5,451,124

Site level gross margin in excess of site level operating expenses	$468,912	$36,660	$10,227	$515,799

Corporate operating expenses:
Selling, general and administrative			$139,052	$139,052
Real estate rent			262,298	262,298
Depreciation and amortization			92,389	92,389
Income from operations				22,060

Acquisition costs			2,451	2,451
Interest expense, net			27,815	27,815
Income from equity investees			4,544	4,544
Loss before income taxes				(3,662)
Benefit for income taxes			1,733	1,733
Net loss				(1,929)
Less: net income for noncontrolling interests				89
Net loss attributable to common shareholders				$(2,018)

Capital expenditures for property and equipment	$200,513	$58,197	$71,287	$329,997
Acquisitions of businesses, net of cash acquired	—	45,153	26,782	71,935
Total assets	754,372	516,343	389,126	1,659,841

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

	Year Ended December 31, 2015
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$3,763,536	$224,894	$67,018	$4,055,448
Nonfuel	1,599,088	140,503	918	1,740,509
Rent and royalties from franchisees	12,424	—	—	12,424
Total revenues	5,375,048	365,397	67,936	5,808,381

Site level gross margin in excess of site level operating expenses	$483,564	$17,259	$3,215	$504,038

Corporate operating expenses:
Selling, general and administrative			$121,767	$121,767
Real estate rent			231,591	231,591
Depreciation and amortization			72,383	72,383
Income from operations				78,297

Acquisition costs			5,048	5,048
Interest expense, net			22,545	22,545
Income from equity investees			4,056	4,056
Loss on extinguishment of debt			10,502	10,502
Income before income taxes				44,258
Provision for income taxes			(16,539)	(16,539)
Net income				27,719
Less: net income for noncontrolling interests				—
Net income attributable to common shareholders				$27,719

Capital expenditures for property and equipment	$210,385	$14,191	$70,861	$295,437
Acquisitions of businesses, net of cash acquired	9,338	310,952	—	320,290
Total assets	720,149	431,014	470,378	1,621,541

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

16.	Selected Quarterly Financial Data (unaudited)
The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,390,766	$1,498,668	$1,575,677	$1,584,765
Total gross margin	345,056	390,246	394,173	365,556
(Loss) income from operations	(41,470)	1,630	13,112	(19,161)
Benefit for income taxes	19,315	2,380	56,268	6,476
Net (loss) income attributable to common shareholders	(29,424)	(3,013)	62,324	(20,625)
Net (loss) income per common share attributable to common shareholders:
Basic and diluted	$(0.74)	$(0.08)	$1.58	$(0.52)
Comprehensive (loss) income attributable to common shareholders	$(29,276)	$(2,902)	$62,529	$(20,520)

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,149,822	$1,430,008	$1,462,646	$1,408,648
Total gross margin	340,292	378,498	394,796	361,620
(Loss) income from operations	(8,778)	12,311	23,129	(4,602)
Benefit (provision) for income taxes	5,677	(1,985)	(6,263)	4,304
Net (loss) income attributable to common shareholders	(9,944)	3,521	10,898	(6,493)
Net (loss) income per common share attributable to common shareholders:
Basic and diluted	$(0.26)	$0.09	$0.28	$(0.17)
Comprehensive (loss) income attributable to common shareholders	$(9,698)	$3,581	$10,932	$(6,582)
During the fourth quarter of 2017, we recognized a $6,356 charge to the benefit for income taxes in order to revalue our deferred tax assets and liabilities at the new statutory rate of 21%, a decrease from 35%, as part of the Tax Cuts and Jobs Act enacted in December 2017. We also recognized a $5,389 impairment charge relating to certain property and equipment and a $1,546 write off of certain assets.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

Date:	February 28, 2018	By:	/s/ William E. Myers
			Name:	William E. Myers
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew J. Rebholz	Chief Executive Officer (Principal Executive Officer)	February 28, 2018
Andrew J. Rebholz

/s/ Barry A. Richards	President and Chief Operating Officer (Principal Executive Officer)	February 28, 2018
Barry A. Richards

/s/ William E. Myers	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2018
William E. Myers

/s/ Adam D. Portnoy	Managing Director	February 28, 2018
Adam D. Portnoy

/s/ Barbara D. Gilmore	Independent Director	February 28, 2018
Barbara D. Gilmore

/s/ Lisa Harris Jones	Independent Director	February 28, 2018
Lisa Harris Jones

/s/ Joseph L. Morea	Independent Director	February 28, 2018
Joseph L. Morea