Form 10-K/A
period 2017-12-31
TRAVELCENTERS OF AMERICA LLC
filed 2018-03-06
CIK 1378453

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of the registrant’s common shares outstanding as of February 27, 2018: 39,983,742.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, or our definitive Proxy Statement.

EXPLANATORY NOTE

TravelCenters of America LLC, or TA, is filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the Securities and Exchange Commission, or SEC, on February 28, 2018, or the Original Filing, solely for the purposes of (i) amending the signature page of the Original Filing to eliminate the signature of President and Chief Operating Officer Barry A. Richards, as such signature page had erroneously included Mr. Richards as a signatory and principal executive officer of TA and (ii) making technical corrections to the cover page.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by TA’s principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) are being filed as exhibits to this Amendment and the exhibit list included in Item 15 of Part IV of the Original Filing has been amended accordingly; however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

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

4.2

Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 15, 2013)

4.3

First Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 15, 2013)

4.4

Second Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of December 16, 2014 (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A (File No. 001-33274) filed on December 16, 2014)

4.5

Third Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of October 5, 2015 (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A (File No. 001-33274) filed on October 5, 2015)

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

Retirement Agreement, dated as of  November 29, 2017, by and between Thomas M. O’Brien and TravelCenters of America LLC and The RMR Group LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 1, 2017)

12.1

Statement of Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12.1 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 28, 2018)

21.1		Subsidiaries of TravelCenters of America LLC (Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 28, 2018)

23.1		Consent of RSM US LLP (Incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 28, 2018)

31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (Incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 28, 2018)

31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (Incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 28, 2018)

31.3		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.4		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1

Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (Incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 28, 2018)

99.1

Property Management Agreement, dated as of July 21, 2011, by and between The RMR Group LLC and TA Operating LLC (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 7, 2011)

99.2

Amendment to Property Management Agreement, dated as of August 1, 2016, between The RMR Group LLC and TA Operating LLC (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed on November 8, 2016)

99.3

Amended and Restated Reimbursement Agreement, dated as of May 1, 2012, by and among The RMR Group LLC, TravelCenters of America LLC and Five Star Quality Care, Inc. (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 7, 2012)

99.4

Memorandum Opinion, issued September 11, 2017 by the Court of Chancery of the State of Delaware in the case of TA Operating LLC, Plaintiff, v. Comdata, Inc. and FleetCor Technologies, Inc., Defendants, (C.A. No.  12954-CB) (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on September 12, 2017)

101.1

The following materials from TravelCenters of America LLC’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (Incorporated by reference to Exhibit 101.1 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 28, 2018)

* Management contract or compensatory plan or arrangement.

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

Signature	Title	Date

/s/ Andrew J. Rebholz	Chief Executive Officer (Principal Executive Officer)
Andrew J. Rebholz		February 28, 2018

/s/ William E. Myers	Executive Vice President, Chief Financial Officer and Treasurer
William E. Myers	(Principal Financial Officer and Principal Accounting Officer)	February 28, 2018

/s/ Adam D. Portnoy
Adam D. Portnoy	Managing Director	February 28, 2018

/s/ Barbara D. Gilmore
Barbara D. Gilmore	Independent Director	February 28, 2018

/s/ Lisa Harris Jones
Lisa Harris Jones	Independent Director	February 28, 2018

/s/ Joseph L. Morea
Joseph L. Morea	Independent Director	February 28, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

Date: March 6, 2018	By:	/s/ William E. Myers
		Name:	William E. Myers
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)