Form 10-Q
period 2018-03-31
TRAVELCENTERS OF AMERICA LLC
filed 2018-05-07
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2018

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

Number of Common Shares outstanding at May 4, 2018: 39,998,702 common shares.

As used herein the terms "we," "us," "our" and "TA" include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC
Consolidated Balance Sheets (Unaudited)
(in thousands)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$52,139	$36,082
Accounts receivable (less allowance for doubtful accounts of $953 and $809 as of March 31, 2018 and December 31, 2017, respectively)	153,488	125,501
Inventory	207,686	209,640
Other current assets	24,652	27,295
Total current assets	437,965	398,518

Property and equipment, net	984,396	1,001,090
Goodwill	93,859	93,859
Other intangible assets, net	33,677	34,383
Other noncurrent assets	93,468	90,282
Total assets	$1,643,365	$1,618,132

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$166,886	$155,581
Current HPT Leases liabilities	41,706	41,389
Other current liabilities	155,657	130,328
Total current liabilities	364,249	327,298

Long term debt, net	319,853	319,634
Noncurrent HPT Leases liabilities	365,122	368,782
Other noncurrent liabilities	35,861	35,923
Total liabilities	1,085,085	1,051,637

Shareholders' equity:
Common shares, no par value, 41,369 shares authorized as of March 31, 2018 and December 31, 2017, and 40,000 and 39,984 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	692,706	690,688
Accumulated other comprehensive income	425	580
Accumulated deficit	(136,332)	(126,220)
Total TA shareholders' equity	556,799	565,048
Noncontrolling interests	1,481	1,447
Total shareholders' equity	558,280	566,495
Total liabilities and shareholders' equity	$1,643,365	$1,618,132
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Fuel	$1,100,127	$922,874
Nonfuel	480,397	464,168
Rent and royalties from franchisees	4,163	4,630
Total revenues	1,584,687	1,391,672

Cost of goods sold (excluding depreciation):
Fuel	1,006,568	849,711
Nonfuel	197,995	196,371
Total cost of goods sold	1,204,563	1,046,082

Operating expenses:
Site level operating	249,560	245,915
Selling, general and administrative	38,035	41,303
Real estate rent	70,812	67,999
Depreciation and amortization	27,548	31,800
Total operating expenses	385,955	387,017

Loss from operations	(5,831)	(41,427)

Acquisition costs	—	140
Interest expense, net	7,588	7,384
(Loss) income from equity investees	(1,285)	278
Loss before income taxes	(14,704)	(48,673)
Benefit for income taxes	4,626	19,298
Net loss	(10,078)	(29,375)
Less: net income for noncontrolling interests	34	23
Net loss attributable to common shareholders	$(10,112)	$(29,398)

Other comprehensive (loss) income, net of tax:
Foreign currency (loss) income, net of taxes of $(36) and $18, respectively	$(62)	$26
Equity interest in investee's unrealized (loss) gain on investments	(93)	122
Other comprehensive (loss) income attributable to common shareholders	(155)	148

Comprehensive loss attributable to common shareholders	$(10,267)	$(29,250)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.25)	$(0.74)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,078)	$(29,375)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash rent expense	(3,608)	(3,662)
Depreciation and amortization expense	27,548	31,800
Deferred income taxes	(4,587)	(20,729)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(28,145)	(4,590)
Inventory	1,940	6,282
Other assets	2,642	3,805
Accounts payable and other liabilities	38,884	4,308
Other, net	3,601	1,418
Net cash provided by (used in) operating activities	28,197	(10,743)

Cash flows from investing activities:
Proceeds from asset sales	12,792	24,324
Capital expenditures	(24,945)	(30,066)
Acquisitions of businesses, net of cash acquired	—	(6,110)
Investment in equity investee	—	(1,500)
Net cash used in investing activities	(12,153)	(13,352)

Cash flows from financing activities:
Proceeds from sale leaseback transactions with HPT	345	584
Sale leaseback financing obligation payments	(262)	(186)
Net cash provided by financing activities	83	398

Effect of exchange rate changes on cash	(70)	31
Net increase (decrease) in cash and cash equivalents	16,057	(23,666)
Cash and cash equivalents at the beginning of the period	36,082	61,312
Cash and cash equivalents at the end of the period	$52,139	$37,646

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$7,932	$7,671
Income taxes (refunded) paid, net	(447)	26
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

1.	Business Description and Basis of Presentation
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company. As of March 31, 2018, we operated and franchised 535 travel centers, standalone convenience stores and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business on the basis of two separately reportable segments, travel centers and convenience stores. See Note 12 for more information about our reportable segments. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of March 31, 2018, our business included 256 travel centers in 43 states in the United States, primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 178 locations operated under the "TravelCenters of America" and "TA" brand names and 78 locations operated under the "Petro Stopping Centers" and "Petro" brand names. Of our 256 travel centers at March 31, 2018, we owned 30, we leased 200, we operated two for a joint venture in which we own a noncontrolling interest and 24 were owned or leased from others by our franchisees. We operated 228 of our travel centers and franchisees operated 28 travel centers, including four we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, and various customer amenities. We report this portion of our business as our travel centers segment.
As of March 31, 2018, our business included 231 convenience stores in 11 states in the United States. We operate our convenience stores under the "Minit Mart" brand name. Of these 231 convenience stores at March 31, 2018, we owned 198, we leased 30 and we operated three for a joint venture in which we own a noncontrolling interest. Our convenience stores offer gasoline as well as a variety of nonfuel products and services, including coffee, groceries, some fresh foods, and, in many stores, a QSR and/or car wash. We report this portion of our business as our convenience stores segment.
As of March 31, 2018, our business included 48 standalone restaurants in 13 states in the United States operated primarily under the "Quaker Steak & Lube", or QSL, brand name. Of our 48 standalone restaurants at March 31, 2018, we owned six, we leased nine, we operated one for a joint venture in which we own a noncontrolling interest and 32 were owned or leased from others by our franchisees. We report this portion of our business within corporate and other in our segment information.
The accompanying consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements. The disclosures presented do not include all the information necessary for complete financial statements in accordance with GAAP. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or our Annual Report. In the opinion of our management, the accompanying consolidated financial statements include all adjustments, including normal recurring adjustments, considered necessary for a fair presentation. All intercompany transactions and balances have been eliminated. While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent expense and certain other costs do not vary seasonally. For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.
Reclassifications. Certain prior year amounts have been reclassified to be consistent with the current year presentation within our consolidated financial statements.
Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 1 input), the aggregate fair value of our Senior Notes on March 31, 2018, was $321,580.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

 Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2016-02, Leases, or ASU 2016-02, which establishes a comprehensive lease standard under GAAP for virtually all industries. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability on the consolidated balance sheets for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The new standard will apply for annual periods beginning after December 15, 2018, including interim periods therein, and requires modified retrospective application. Early adoption is permitted. To address implementation of ASU 2016-02 and evaluate its impact on our consolidated financial statements, we have developed a project plan to evaluate our leases, lease classifications and related internal controls. We believe the adoption of this update will have a material impact on our consolidated balance sheets due to the recognition of the lease rights and obligations as assets and liabilities. While the adoption of this standard will have no effect on the cash we pay under our lease agreements, we expect amounts within our statements of operations and comprehensive loss will change materially.
Effect of a Change in Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which establishes a comprehensive revenue recognition standard under GAAP for almost all industries. We adopted ASU 2014-09 on January 1, 2018, using the full retrospective method, which required that we restate our consolidated financial statements for prior year comparative periods. Although the majority of our revenue is initiated at the point of sale, the implementation of this standard affected the accounting for our loyalty programs, initial franchise fees and advertising fees received from franchisees. See Note 2 for more information about our revenues.
Loyalty programs. Prior to the adoption of ASU 2014-09, we recognized the estimated cost of loyalty awards as a discount against the nonfuel revenues from which the rewards were redeemed. Loyalty awards now are recognized against the revenue that generates the loyalty award, primarily fuel revenue. The adoption of the new standard resulted in a $12,422 reclassification between fuel revenue and nonfuel revenue for the three months ended March 31, 2017.
Initial and renewal franchise fees. Prior to the adoption of ASU 2014-09, we recognized initial franchise fees as revenue at the time the franchisee opened for business, which is when we had fulfilled our initial obligations under the related agreement. Initial and renewal franchise fees now are recognized as revenue over the term of the related franchise agreement, which is the period the customer benefits from use of the franchise rights. The adoption of the new standard resulted in an increase in our accumulated deficit of $1,082, an increase in other current liabilities of $188 and an increase in other noncurrent liabilities of $894 as of December 31, 2017, as well as an increase in rent and royalties from franchisees revenue of $43 for the three months ended March 31, 2017.
Advertising fees. Prior to the adoption of ASU 2014-09, we recognized advertising fees collected from franchisees as a reduction of the related advertising expenses incurred. We now recognize these advertising fees as revenue. The adoption of the new standard for these advertising fees resulted in an increase in each of selling, general and administrative expenses and rent and royalties from franchisees revenue of $491 for the three months ended March 31, 2017.
Income taxes. As a result of the adjustments described above, a deferred tax asset was recognized, increasing other noncurrent assets and decreasing our accumulated deficit each by $278 as of December 31, 2017, and decreasing our benefit for income taxes by $17 for the three months ended March 31, 2017.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

The following table presents the effect of the adoption of the new standard on our consolidated balance sheets as of December 31, 2017:

	As Reported	Adoption of ASU 2014-09	As Adjusted
Assets
Other noncurrent assets	$90,004	$278	$90,282

Liabilities and Shareholders' Equity
Other current liabilities	$130,140	$188	$130,328
Other noncurrent liabilities	35,029	894	35,923
Accumulated deficit	(125,416)	(804)	(126,220)
The following table presents the effect of the adoption of the new standard on our consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017:

	As Reported	Adoption of ASU 2014-09	As Adjusted
Revenues:
Fuel	$935,296	$(12,422)	$922,874
Nonfuel	451,746	12,422	464,168
Rent and royalties from franchisees	4,096	534	4,630
Total revenues	1,391,138	534	1,391,672

Selling, general and administrative	40,812	491	41,303
Loss before income taxes	(48,716)	43	(48,673)
Benefit for income taxes	19,315	(17)	19,298
Net loss	(29,401)	26	(29,375)
Net loss attributable to common shareholders	$(29,424)	$26	$(29,398)
The following table presents the effect of the adoption of the new standard on our consolidated statements of cash flows for the three months ended March 31, 2017:

	As Reported	Adoption of ASU 2014-09	As Adjusted
Cash flows from operating activities:
Net loss	$(29,401)	$26	$(29,375)
Deferred income taxes	(20,746)	17	(20,729)
Accounts payable and other liabilities	4,351	(43)	4,308
We recognized a net increase in our accumulated deficit at January 1, 2016, of $305 as a result of adopting ASU 2014-09.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

2.	Revenue
We recognize revenue based on the consideration specified in the contract with the customer, excluding any sales incentives, such as loyalty programs and customer rebates, and amounts collected on behalf of third parties, such as sales and excise taxes. We recognize revenue and the related costs at the time of sale to customers at our company operated locations for retail fuel and nonfuel sales. The majority of our revenue is generated at the point of sale in our retail locations.
Revenues consist of fuel revenues, nonfuel revenues and rent and royalties from franchisees.
Fuel revenues. We sell diesel fuel and gasoline to our customers at prices that we establish daily or are indexed to market prices and reset daily. We sell diesel fuel under pricing arrangements with certain customers. For the three months ended March 31, 2018, approximately 83% of our diesel fuel volume was sold at discounts to posted prices under pricing arrangements with our customers, some of which include rebates payable to the customer after the end of the period.
Nonfuel revenues. We sell a variety of nonfuel products and services at stated retail prices in our travel centers, convenience stores and standalone restaurants, as well as through our RoadSquad®, RoadSquad OnSite® and TA Commercial Tire Network™ programs. Truck repair and maintenance goods or services may be sold at discounted pricing under pricing arrangements with certain customers, some of which include rebates payable to the customer after the end of the period.
Rent and royalties from franchisees. We recognize franchise royalties and advertising fees from franchisees as revenue monthly based on the franchisees' sales data reported to us. Royalty revenues are contractual as a percentage of the franchisees' revenues and advertising fees are contractual as either a percentage of the franchisees' revenues or as a fixed amount. When we enter into a new franchise agreement or a renewal term with an existing franchisee, the franchisee is required to pay an initial or renewal franchise fee. Initial and renewal franchise fees are recognized as revenue on a straight line basis over the term of the respective franchise agreements.
For those travel centers that we lease to a franchisee, we recognize rent revenue on a straight line basis based on the current contractual rent amount. These leases generally specify rent increases each year based on inflation rates for the respective periods or capital improvements we make at the travel center. Because the rent increases related to these factors are contingent upon future events, we recognize the related rent revenue after such events have occurred.
Other. Sales incentives and other promotional activities that are recognized as a reduction to revenue include, but are not limited to, the following:

•
Customer loyalty programs. We offer travel center customers the option to participate in our loyalty program. Our loyalty program provides customers with the right to earn loyalty points on qualifying purchases that can be used for future goods or services or shower credits to be used for a free shower within a travel store. We apply a relative standalone selling price approach to our outstanding loyalty points and shower credits whereby a portion of each sale attributable to the loyalty points and shower credits earned is deferred and will be recognized as revenue in the category in which the loyalty awards are redeemed upon the redemption or expiration of the loyalty point or shower credit. Significant judgment is required to determine the standalone selling price for loyalty awards. Assumptions used in determining the standalone selling price include the historic redemption rate, which is calculated using redemptions for the life of the loyalty programs, and the use of a weighted average selling price for fuel to calculate the revenue attributable to the loyalty award.

•
Customer discounts and rebates. We enter into agreements with certain customers in which we agree to provide discounts on fuel and/or truck service purchases, some of which are structured as rebates payable to the customer after the end of the period. We recognize the cost of discounts against, and in the same period as, the revenue that generated the discounts earned.

•
Gift cards. We sell branded gift cards in our travel centers, convenience stores and standalone restaurants. Sales proceeds are recognized as a contract liability; the liability is reduced and revenue is recognized when the gift card subsequently is redeemed for goods or services. Unredeemed gift card balances are recognized as revenue when the possibility of redemption becomes remote.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Disaggregation of revenue
We disaggregate our revenue based on the type of customer and type of good or service provided to the customer. Revenues in our travel centers segment generally are earned from highway travelers while revenues earned from local customers are primarily presented in our convenience stores segment and in corporate and other in our segment information. Revenues are further disaggregated by fuel revenues and nonfuel revenues within our segment information. See Note 12 for our disaggregation of revenue presented in our segment information.
Contract Liabilities
Our contract liabilities, which are presented in our consolidated balance sheets in other current and other noncurrent liabilities, primarily include deferred revenue related to our loyalty programs, rebates payable to customers and other deferred revenues. The table below shows the changes in our contract liabilities between periods.

	Loyalty Programs	Other Contract Liabilities	Total
December 31, 2016	$13,686	$4,921	$18,607
Increases due to unsatisfied performance obligations arising during the period	72,424	11,335	83,759
Revenue recognized from satisfying performance obligations during the period	(65,854)	(10,007)	(75,861)
Other	(5,091)	(1,568)	(6,659)
December 31, 2017	15,165	4,681	19,846
Increases due to unsatisfied performance obligations arising during the period	19,603	2,471	22,074
Revenue recognized from satisfying performance obligations during the period	(17,863)	(2,432)	(20,295)
Other	(1,169)	(387)	(1,556)
March 31, 2018	$15,736	$4,333	$20,069
As of March 31, 2018, we expect the unsatisfied performance obligations relating to these loyalty programs will be satisfied within 12 months.
As of March 31, 2018, the deferred initial and renewal franchise fee revenue expected to be recognized in future periods range between $110 and $169 for each of the years 2018 through 2022.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

3.	Earnings Per Share
The following table presents a reconciliation of net loss attributable to common shareholders to net loss available to common shareholders and the related earnings per share.

	Three Months Ended March 31,
	2018	2017
Net loss attributable to common shareholders, as reported	$(10,112)	$(29,398)
Less: net loss attributable to participating securities	(508)	(1,557)
Net loss available to common shareholders	$(9,604)	$(27,841)

Weighted average common shares(1)	37,980	37,426

Basic and diluted net loss per common share	$(0.25)	$(0.74)

(1)
Excludes unvested shares awarded under our share award plans, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shares. The weighted average number of unvested shares outstanding for the three months ended March 31, 2018 and 2017, was 2,009 and 2,094, respectively.

4.	Acquisitions
As of March 31, 2018, we had entered into an agreement to acquire a tire retread facility for a purchase price of $2,725. We expect to complete this acquisition in the second quarter of 2018, but this purchase is subject to conditions and may not occur, may be delayed or the terms may change. This acquisition is expected to be accounted for as an asset purchase.

5.	Goodwill
As of March 31, 2018 and December 31, 2017, our goodwill balance consisted of the following:

	March 31, 2018	December 31, 2017
Travel centers segment	$21,613	$21,613
Convenience stores segment	69,200	69,200
QSL business	3,046	3,046
Total goodwill	$93,859	$93,859

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

6.	Equity Investments
Our investments in equity affiliates, which are presented in our consolidated balance sheets in other noncurrent assets, and our proportional share of our investees' net income (loss) recognized in our consolidated statements of operations and comprehensive loss were as follows:

	PTP	Other(1)	Total
Investment balance:
As of March 31, 2018	$21,108	$20,016	$41,124
As of December 31, 2017	20,807	21,695	42,502

Income (loss) from equity investments:
Three months ended March 31, 2018	$301	$(1,586)	$(1,285)
Three months ended March 31, 2017	547	(269)	278

(1)	Includes other equity investments including our investment in Affiliates Insurance Company, or AIC. See Note 9 for more information about our investment in AIC.
Petro Travel Plaza Holdings LLC
Petro Travel Plaza Holdings LLC, or PTP, is a joint venture between us and Tejon Development Corporation that owns two travel centers, three convenience stores and one standalone restaurant in California. We own a 40% interest in PTP and we receive a management fee from PTP to operate these locations. This investment is accounted for under the equity method. We recognized management fee income of $386 for each of the three months ended March 31, 2018 and 2017. In addition, we supply PTP with its fuel at our cost. During the three months ended March 31, 2018 and 2017, we sold to PTP $15,388 and $13,577 of fuel, respectively.
The following table sets forth summarized financial information of PTP and does not represent the amounts we have included in our consolidated financial statements in connection with our investment in PTP.

	Three Months Ended March 31,
	2018	2017(1)
Total revenues	$24,677	$23,260
Cost of goods sold (excluding depreciation)	18,106	16,154
Operating income	1,026	1,609
Net income and comprehensive income	887	1,502

(1)
Total revenues and cost of goods sold (excluding depreciation) for the three months ended March 31, 2017, have been adjusted for the adoption of ASU 2014-09. Motor fuel taxes are no longer included in fuel revenues or fuel cost of goods sold, resulting in a decrease in each of fuel revenues and fuel cost of goods sold of $2,981 for the three months ended March 31, 2017.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

7.	HPT Leases
As of March 31, 2018, we leased from Hospitality Properties Trust, or HPT, a total of 199 properties under five leases, four of which we refer to as the TA Leases and one of which we refer to as the Petro Lease, and which collectively we refer to as the HPT Leases. We recognized rent expense under the HPT Leases of $67,638 and $64,951 for the three months ended March 31, 2018 and 2017, respectively.
Our minimum annual rent under the HPT Leases as of March 31, 2018, was $283,384. In addition to the payment of minimum annual rent, the HPT Leases provide for payment to HPT of percentage rent based on increases in total nonfuel revenues over base year levels. The total amount of percentage rent that we incurred under the HPT Leases during the three months ended March 31, 2018 and 2017, was $810 and $655, respectively.
During the three months ended March 31, 2018 and 2017, we sold to HPT $13,137 and $24,908, respectively, of improvements we made to properties leased from HPT. As a result, pursuant to the terms of the HPT Leases, our minimum annual rent payable to HPT increased by $1,117 and $2,117, respectively. At March 31, 2018, our property and equipment balance included $18,188 of improvements of the type that we typically request that HPT purchase for an increase in minimum annual rent; however, HPT is not obligated to purchase these improvements.
The following table summarizes the various amounts related to the HPT Leases that are included in our consolidated balance sheets.

	March 31, 2018	December 31, 2017
Current HPT Leases liabilities:
Accrued rent	$24,366	$24,170
Sale leaseback financing obligation	984	863
Straight line rent accrual	2,458	2,458
Deferred gain	10,128	10,128
Deferred tenant improvements allowance	3,770	3,770
Total current HPT Leases liabilities	$41,706	$41,389

Noncurrent HPT Leases liabilities:
Deferred rent obligation	$150,000	$150,000
Sale leaseback financing obligation	22,976	22,987
Straight line rent accrual	46,762	46,937
Deferred gain	108,509	111,041
Deferred tenant improvements allowance	36,875	37,817
Total noncurrent HPT Leases liabilities	$365,122	$368,782

8.	Business and Property Management Agreements with RMR
The RMR Group LLC, or RMR, provides us certain services that we require to operate our business, and which relate to various aspects of our business. RMR provides these services pursuant to a business management agreement. Until July 31, 2017, we also had a property management agreement with RMR for building management services at our headquarters building. Pursuant to our business management agreement and property management agreement with RMR, we incurred aggregate fees payable to RMR of $3,310 and $3,324 for the three months ended March 31, 2018 and 2017, respectively. In addition, we incurred internal audit costs of $69 and $67 for the three months ended March 31, 2018 and 2017, respectively, for which we reimburse RMR pursuant to our business management agreement. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive loss. For more information about our relationships with RMR please refer to Notes 11 and 12 in our Annual Report.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

9.	Related Party Transactions
We have relationships and historical and continuing transactions with HPT, RMR, AIC and others related to them, including other companies to which RMR or its subsidiaries provide management services and which have directors, trustees and officers who are also our Directors or officers.
Relationship with HPT
We are HPT's largest tenant and HPT is our principal landlord and largest shareholder. As of March 31, 2018, HPT owned 3,420 of our common shares, representing approximately 8.6% of our outstanding common shares.
As of March 31, 2018, we leased from HPT a total of 199 properties under the HPT Leases. RMR provides management services to both us and HPT, and Adam D. Portnoy, one of our Managing Directors, also serves as a managing trustee of HPT. See Note 7 for more information about our lease agreements and transactions with HPT.
Relationship with RMR
We have an agreement with RMR to provide management services to us. See Note 8 for further information regarding our current and former management agreements with RMR.
On November 29, 2017, we and RMR entered into a retirement agreement with Thomas M. O'Brien, who served as our President and Chief Executive Officer and as one of our Managing Directors until December 31, 2017, and will remain our employee through June 30, 2018. Under Mr. O'Brien's retirement agreement, (i) consistent with past practice, we will continue to pay Mr. O'Brien his current annual base salary of $300 until June 30, 2018, and we paid him a cash bonus in respect of 2017 in the amount of $2,060 in December 2017, (ii) in lieu of any share grants for his 2017 service, we paid Mr. O'Brien an additional cash payment in the amount of $475 in December 2017, and (iii) subject to the satisfaction of certain conditions, after his retirement from the Company on June 30, 2018, we will make an additional cash payment to Mr. O'Brien in the amount of $1,505 and fully accelerate the vesting of any then unvested common shares of the Company previously awarded to him.
Relationship with AIC
We, HPT and five other companies to which RMR provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC.
As of March 31, 2018 and December 31, 2017, our investment in AIC had a carrying value of $8,136 and $8,185, respectively. These amounts are included in other noncurrent assets on our consolidated balance sheets. We recognized income of $44 and $128 related to our investment in AIC for the three months ended March 31, 2018 and 2017, respectively, which amounts are presented as (loss) income from equity investees in our consolidated statements of operations and comprehensive loss. Our other comprehensive (loss) income includes our proportionate share of unrealized (losses) gains on securities, which are owned by AIC, related to our investment in AIC.
For further information about these and other such relationships and certain other related party transactions, refer to our Annual Report.

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
At March 31, 2018, we had an accrued liability of $2,727 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $622, resulting in an estimated net amount of $2,105 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
We currently have insurance of up to $10,000 per incident and up to $25,000 in the aggregate for certain environmental liabilities, subject, in each case, to certain limitations and deductibles, which expires in June 2018. However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.
We cannot predict the ultimate effect changing circumstances and changing environmental laws may have on us in the future or the ultimate outcome of matters currently pending. We cannot be certain that contamination presently unknown to us does not exist at our sites, or that a material liability will not be imposed on us in the future. If we discover additional environmental issues, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.
Legal Proceedings
We are routinely involved in various legal and administrative proceedings, including tax audits, incidental to the ordinary course of our business. Except as set forth below, we do not expect that any litigation or administrative proceedings in which we are presently involved, or of which we are aware, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

On November 30, 2016, we filed a complaint, or the Complaint, captioned TA Operating LLC v. Comdata, Inc., et al. C.A. No. 12954-CB (Del. Ch.), in the Court of Chancery of the State of Delaware, or the Court, against Comdata Inc., or Comdata, and its parent company with respect to a notice of termination we received from Comdata on November 3, 2016. Based upon Comdata's assertion that we had breached an agreement under which we agreed to install radio frequency identification, or RFID, technology at our travel centers, or the RFID Agreement, the notice purported to terminate a different agreement between us and Comdata under which we agreed to accept Comdata issued fuel cards through January 2, 2022, for certain purchases by our customers in exchange for fees payable by us to Comdata, or the Merchant Agreement. In the Complaint, we sought, among other things, (a) a declaration that we are not in default under the Merchant Agreement; (b) a judgment that Comdata has breached its contractual duties to us; (c) a judgment that Comdata breached its implied covenant of good faith and fair dealing to us; (d) a judgment that Comdata has and is willfully and knowingly engaged in unfair, abusive and deceptive business practices in the course of its business dealings with us in violation of Tennessee law; (e) an order for specific performance by Comdata of its obligations to us under the Merchant Agreement; (f) injunctive relief; and (g) damages, including attorneys' fees and costs, and further relief as the Court deemed appropriate.
At a hearing held on December 14, 2016, the Court denied our request for preliminary injunctive relief subject to Comdata's agreement to continue providing services under the Merchant Agreement pending a final ruling from the Court. On December 21, 2016, Comdata filed a counterclaim alleging that we defaulted under the RFID Agreement and that this alleged default allowed Comdata to terminate both the RFID Agreement and the Merchant Agreement. In addition, from February 1, 2017, until mid-September 2017, Comdata unilaterally withheld increased fees from the transaction settlement payments due to us, during which time the difference between the withheld fees and the fees payable under the Merchant Agreement totaled $6,903. After a trial in April 2017, and post-trial briefing and argument, on September 11, 2017, the Court issued its post-trial Memorandum Opinion. The Court found that we were entitled to, among other things, an order requiring Comdata to specifically perform under the Merchant Agreement through January 2, 2022, and awarded damages to us and against Comdata for the difference between the higher transaction fees we paid to Comdata since February 1, 2017, and what we would have paid during this period under the fee structure in the Merchant Agreement, plus pre- and post- judgment interest. The Court also found that the Merchant Agreement provided for an award of reasonable attorneys' fees and costs to the prevailing party in a lawsuit enforcing any rights under the Merchant Agreement. We and Comdata reached agreement on the amount of excess fees to be paid to us by Comdata and on the calculation of pre-judgment interest, but did not reach agreement on when final judgment should enter and on the amounts of, or schedule for resolving an award of, attorneys' fees and costs. On October 17, 2017, the Court entered an order outlining a schedule for resolving issues related to attorneys' fees and costs, pursuant to which briefing concluding on January 3, 2018. On April 2, 2018, the Court entered an order granting our application for attorneys' fees and costs and denying Comdata's fee application, or the Fees Opinion. The Court found that we were entitled to an award of attorneys' fees and costs in the amount of $9,844 for the period from September 2016 through November 2017, plus pre- and post-judgment interest, and directed the parties to submit a form of final order and judgment consistent with the Fees Opinion within five business days. We and Comdata reached agreement on a form of final order and judgment, as well as on the calculation of pre- and post-judgment interest and on the additional amount of attorneys' fees and costs to be paid to us by Comdata for the period from December 2017 through mid-April 2018. On April 9, 2018, the Court entered its final order and judgment, or the Order, substantially in the form submitted by the parties earlier that same day. Pursuant to the Order, Comdata is required to continue to honor the terms of the Merchant Agreement and the RFID Agreement and to reimburse us for attorneys' fees and costs, together with interest, in the amount of $10,650, which we collected in April 2018. Comdata has 30 days from the date of the Order to file a notice of appeal.
For the period from February 1, 2017 through mid-September 2017, we recognized expense of $6,903 related to the excess transaction fees charged by Comdata. In September 2017, we recognized a receivable, with an offsetting reduction of transaction fees expense, of $6,903 for the amount of excess transaction fees we subsequently recovered from Comdata in November 2017. During the three months ended March 31, 2018 and 2017, we recognized litigation expenses related to this matter of $78 and $6,372, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive loss. Our attorneys' fees and costs related to this matter totaled $10,595 through March 31, 2018. We expect to recognize a $10,082 reduction in selling, general and administrative expenses and $568 of interest income in the second quarter of 2018 as a result of the Court entering the Order on April 9, 2018.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

11.	Inventory
Inventory consisted of the following:

	March 31, 2018	December 31, 2017
Nonfuel products	$163,333	$169,140
Fuel products	44,353	40,500
Total inventory	$207,686	$209,640

12.	Segment Information
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

	Three Months Ended March 31, 2018
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$966,026	$115,002	$19,099	$1,100,127
Nonfuel	414,376	58,412	7,609	480,397
Rent and royalties from franchisees	3,128	53	982	4,163
Total revenues	1,383,530	173,467	27,690	1,584,687

Site level gross margin in excess of site level operating expenses	$124,019	$4,911	$1,634	$130,564

Corporate operating expenses:
Selling, general and administrative			$38,035	$38,035
Real estate rent			70,812	70,812
Depreciation and amortization			27,548	27,548
Loss from operations				(5,831)

Interest expense, net			7,588	7,588
Loss from equity investees			(1,285)	(1,285)
Loss before income taxes				(14,704)
Benefit for income taxes			4,626	4,626
Net loss				(10,078)
Less: net income for noncontrolling interests				34
Net loss attributable to common shareholders				$(10,112)

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31, 2017
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$801,719	$103,706	$17,449	$922,874
Nonfuel	394,206	60,702	9,260	464,168
Rent and royalties from franchisees	3,413	54	1,163	4,630
Total revenues	1,199,338	164,462	27,872	1,391,672

Site level gross margin in excess of site level operating expenses	$92,477	$5,363	$1,835	$99,675

Corporate operating expenses:
Selling, general and administrative			$41,303	$41,303
Real estate rent			67,999	67,999
Depreciation and amortization			31,800	31,800
Loss from operations				(41,427)

Acquisition costs			140	140
Interest expense, net			7,384	7,384
Income from equity investees			278	278
Loss before income taxes				(48,673)
Benefit for income taxes			19,298	19,298
Net loss				(29,375)
Less: net income for noncontrolling interests				23
Net loss attributable to common shareholders				$(29,398)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or our Annual Report. Amounts are in thousands of dollars or gallons unless indicated otherwise. Unless the context indicates otherwise, references to our convenience stores and restaurants refer to our standalone convenience stores and restaurants and not the convenience stores and restaurants located at our travel centers or restaurants at our convenience stores.

Company Overview
As of March 31, 2018, we operated and franchised 256 travel centers, 231 standalone convenience stores and 48 standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees. See Note 1 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our travel center, convenience store and standalone restaurant locations.
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
Over the past few years there have been significant changes in the cost of fuel. During the three months ended March 31, 2018, fuel prices were relatively stable. The average fuel price during the three months ended March 31, 2018, was 25.1% above the average fuel price during the three months ended March 31, 2017. Some current economic forecasts reflect moderate price increases for fuel and an expectation of economic growth and inflation in the United States and elsewhere, which may impact demand for fuel and fuel prices. As noted above, various factors and events can cause fuel prices to change, sometimes suddenly and sharply.
Due to the volatility of our fuel costs and our methods of pricing fuel to our customers, we believe that fuel revenue is not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volume or in fuel gross margin. We therefore consider fuel sales volume, fuel gross margin and nonfuel revenues to be better measures of our performance.
We generally are able to pass changes in our cost for fuel products to our customers, but typically with a delay, such that during periods of rising fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been and during periods of falling fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been. Increases and volatility in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements. For more information about fuel market risks that may affect us and our actions to mitigate those risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.
We believe that demand for fuel by trucking companies and motorists will continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels. We believe these factors, combined with competitive pressures, were contributors to the decrease in the level of fuel sales volume we realized on a same site basis for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Although fuel sales volume declined on a same site basis, the decrease was offset by an increase from acquired locations and a development property that opened in 2017.

Our fuel gross margin and fuel gross margin per gallon were higher in the three months ended March 31, 2018, than in the three months ended March 31, 2017, primarily due to the federal biodiesel tax credit of $23,251 that was retroactively reinstated for 2017 and recognized in the three months ended March 31, 2018, and from an increase from newly acquired and developed locations, partially offset by our pricing strategies and a more favorable fuel purchasing environment experienced in the three months ended March 31, 2017, than was the case during the three months ended March 31, 2018.
Our nonfuel gross margin and nonfuel gross margin percentage were higher in the three months ended March 31, 2018, than in the three months ended March 31, 2017, primarily due to an increase in our truck service and parking programs, partially offset by a decrease in nonfuel gross margin in our convenience store segment due to increased competition.
The net loss attributable to common shareholders we experienced for the three months ended March 31, 2018, was $10,112, as compared to $29,398 during the three months ended March 31, 2017. The $19,286 reduction in the net loss was primarily due to the following factors:

•	We recognized a $20,396 increase in fuel gross margin, which included the $23,251 benefit from the federal biodiesel tax credit.

•
We recognized a $10,960 increase in nonfuel gross margin in excess of site level operating expenses primarily due to an increase in truck service and parking programs and a change in the mix of products and services sold.

•
We incurred $6,372 of legal fees during the three months ended March 31, 2017, in connection with our dispute with Comdata, Inc., or Comdata, as compared to $78 incurred during the three months ended March 31, 2018. We also incurred $1,813 of excess transaction fees charged by Comdata in the three months ended March 31, 2017.

•	We recognized $5,227 of write offs of certain assets during the three months ended March 31, 2017.

•
As a result of the decrease in our pretax loss and the decrease in the corporate income tax rate from 35% to 21% as part of the Tax Cuts and Jobs Act enacted in December 2017, we recognized a $14,672 decrease in our income tax benefit, which partially offset the factors above. The lower corporate tax rate reduces the benefit we can recognize in connection with our pretax loss.

Factors Affecting Comparability
Acquired and Developed Sites
We believe that our investment in travel centers and convenience stores require a period after they are developed or acquired and renovations are completed to reach expected stabilized financial results, generally three years for travel centers and one year for convenience stores.
We acquired or developed eight travel centers during the three year period ended March 31, 2018. Of these travel centers, five are included in the same site data for the 12 months ended March 31, 2018. As of March 31, 2018, we had invested $78,417 (including the cost of initial improvements) in these five locations, and these locations generated $7,922 of site level gross margin in excess of site level operating expenses during the 12 months ended March 31, 2018. The remaining three locations were acquired or developed for a total investment of $47,481 (including the cost of initial improvements), and these locations generated $3,689 of site level gross margin in excess of site level operating expenses during the 12 months ended March 31, 2018. One of these three locations was newly developed on land we owned and subsequently sold by us to, and leased back from, Hospitality Properties Trust, or HPT. Some of these three travel centers were fully or partially out of service while improvements were being made to them during the 12 months ended March 31, 2018.
We acquired 170 convenience stores during the three year period ended March 31, 2018. All of these convenience stores are included in the same site data for the 12 months ended March 31, 2018. As of March 31, 2018, we had invested $337,386 (including the cost of initial improvements) in these locations, and these locations generated $27,294 of site level gross margin in excess of site level operating expenses during the 12 months ended March 31, 2018. Some of these 170 convenience stores were fully or partially out of service while improvements were being made to them during the 12 months ended March 31, 2018.

Seasonality
Our sales volumes are generally lower in the first and fourth quarters than the second and third quarters of each year. In the first quarter, the movement of freight by professional truck drivers as well as motorist travel are usually at their lowest levels of the calendar year. In the fourth quarter, freight movement is typically lower due to the holiday season. While our revenues are modestly seasonal, quarterly variations in our operating results may reflect greater seasonal differences as our rent expense and certain other costs do not vary seasonally.

Results of Operations
Consolidated Financial Results
The following table presents changes in our operating results for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

	Three Months Ended March 31,
	2018	2017	Change
Revenues:
Fuel	$1,100,127	$922,874	19.2%
Nonfuel	480,397	464,168	3.5%
Rent and royalties from franchisees	4,163	4,630	(10.1)%
Total revenues	1,584,687	1,391,672	13.9%

Gross margin:
Fuel	93,559	73,163	27.9%
Nonfuel	282,402	267,797	5.5%
Rent and royalties from franchisees	4,163	4,630	(10.1)%
Total gross margin	380,124	345,590	10.0%

Operating expenses:
Site level operating	249,560	245,915	1.5%
Selling, general and administrative	38,035	41,303	(7.9)%
Real estate rent	70,812	67,999	4.1%
Depreciation and amortization	27,548	31,800	(13.4)%
Total operating expenses	385,955	387,017	(0.3)%

Loss from operations	(5,831)	(41,427)	(85.9)%

Acquisition costs	—	140	NM
Interest expense, net	7,588	7,384	2.8%
(Loss) income from equity investees	(1,285)	278	(562.2)%
Loss before income taxes	(14,704)	(48,673)	(69.8)%
Benefit for income taxes	4,626	19,298	(76.0)%
Net loss	(10,078)	(29,375)	(65.7)%
Less: net income for noncontrolling interests	34	23	47.8%
Net loss attributable to common shareholders	$(10,112)	$(29,398)	(65.6)%

Three months ended March 31, 2018, as compared to the three months ended March 31, 2017

Fuel revenues. Fuel revenues for the three months ended March 31, 2018, increased from the three months ended March 31, 2017, by $177,253, or 19.2%. The tables below show the changes in fuel sales volumes and revenues by segment. Corporate and other fuel gallons sold and fuel revenues represent wholesale sales to the locations we operate that are owned by an unconsolidated joint venture in which we own a noncontrolling interest and to other retailers.

	Three Months Ended March 31,
Fuel Gallons Sold	2018	2017	Change
Travel centers	449,201	447,690	0.3%
Convenience stores	56,315	57,319	(1.8)%
Corporate and other	8,703	9,147	(4.9)%
Consolidated totals	514,219	514,156	—%

	Three Months Ended March 31,
Fuel Revenues	2018	2017	Change
Travel centers	$966,026	$801,719	20.5%
Convenience stores	115,002	103,706	10.9%
Corporate and other	19,099	17,449	9.5%
Consolidated totals	$1,100,127	$922,874	19.2%
The increase in fuel revenues for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to an increase in market prices for fuel and from newly acquired and developed locations, partially offset by a decrease in fuel sales volume at same sites. The decrease in fuel sales volume at same sites was primarily due to the continued effects of fuel efficiency gains and competition, and inclement weather in certain regions of the United States in which we operate, partially offset by our fuel pricing and marketing strategies.
Nonfuel revenues. Nonfuel revenues for the three months ended March 31, 2018, increased by $16,229, or 3.5%, as compared to the three months ended March 31, 2017, primarily as a result of a 2.7% increase on a same site basis and sales at new sites. The increase on a same site basis was primarily due to an increase in our truck service and parking programs.
Fuel gross margin. Fuel gross margin for the three months ended March 31, 2018, increased by $20,396, or 27.9%, as compared to the three months ended March 31, 2017, primarily as a result of the $23,251 benefit recognized in the three months ended March 31, 2018, in connection with the February 2018 reinstatement for 2017 of the federal biodiesel tax credit. Without this $23,251 benefit, fuel gross margin declined by $2,855 primarily due to our fuel pricing and marketing strategies and a more favorable fuel purchasing environment experienced in the three months ended March 31, 2017, than was the case during the three months ended March 31, 2018.
Nonfuel gross margin. Nonfuel gross margin for the three months ended March 31, 2018, increased by $14,605, or 5.5%, compared to the three months ended March 31, 2017, due to the increase in nonfuel revenues and an increase in nonfuel gross margin as a percentage of nonfuel revenues. Nonfuel gross margin as a percentage of nonfuel revenues was 58.8% and 57.7% for the three months ended March 31, 2018 and 2017, respectively. Nonfuel gross margin as a percentage of nonfuel revenues for the three months ended March 31, 2018, increased as compared to the three months ended March 31, 2017, primarily due to a change in the mix of products and services sold.
Site level operating expenses. Site level operating expenses for the three months ended March 31, 2018, increased by $3,645, or 1.5%, as compared to the three months ended March 31, 2017, primarily due to an increase in labor costs related to the increase in nonfuel sales. Site level operating expenses as a percentage of nonfuel revenues were 51.9% and 53.0% for the three months ended March 31, 2018 and 2017, respectively. The decline in site level operating expenses as a percentage of nonfuel revenues is primarily the result of excess transaction fees of $1,813 charged by Comdata in the three months ended March 31, 2017, and our cost saving initiatives.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2018, decreased by $3,268, or 7.9%, as compared to the three months ended March 31, 2017. This decrease was primarily attributable to $6,372 of litigation costs related to the Comdata matter incurred during the three months ended March 31, 2017, as compared to $78 incurred during the three months ended March 31, 2018, and certain cost savings initiatives, partially offset by $2,662 of more compensation expense, which included approximately $1,027 related to the retirement agreement with our former CEO, in addition to annual salary increases.
Real estate rent expense. Real estate rent expense for the three months ended March 31, 2018, increased by $2,813, or 4.1%, as compared to the three months ended March 31, 2017. The increase in real estate rent expense was primarily a result of our sale to, and lease back from, HPT of one development property and improvements at leased sites since the beginning of 2017.
Depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 2018, decreased by $4,252, or 13.4%, as compared to the three months ended March 31, 2017. This decrease primarily resulted from $5,227 of write offs of certain assets during the three months ended March 31, 2017, partially offset by the growth since March 31, 2017, in our amount of depreciable assets as a result of the locations we acquired and other capital investments we completed (and did not subsequently sell to HPT).
Benefit for income taxes. We had an income tax benefit of $4,626 and $19,298 for the three months ended March 31, 2018 and 2017, respectively. The decrease in the income tax benefit is due to a decrease in our pretax loss and a lower effective tax rate as a result of the Tax Cuts and Jobs Act enacted in December 2017, which reduced the federal corporate income tax rate from 35% to 21%.

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

Travel Centers
The following table presents changes in the operating results for our travel centers segment for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

	Three Months Ended March 31,
	2018	2017	Change
Number of company operated travel center locations at end of period	228	226	2
Number of franchise operated travel center locations at end of period	28	30	(2)

Fuel:
Fuel sales volume (gallons)	449,201	447,690	0.3%
Fuel revenues	$966,026	$801,719	20.5%
Fuel gross margin	82,377	61,832	33.2%
Fuel gross margin per gallon	$0.183	$0.138	32.6%

Nonfuel:
Nonfuel revenues	$414,376	$394,206	5.1%
Nonfuel gross margin	256,074	240,633	6.4%
Nonfuel gross margin percentage	61.8%	61.0%	80	pts

Total revenues	$1,383,530	$1,199,338	15.4%
Total gross margin	341,579	305,878	11.7%
Site level operating expenses	217,560	213,401	1.9%
Site level operating expenses as a percentage of nonfuel revenues	52.5%	54.1%	(160	)pts
Site level gross margin in excess of site level operating expenses	$124,019	$92,477	34.1%
The following table presents our same site operating results for our travel centers segment for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

	Three Months Ended March 31,
	2018	2017	Change
Number of same site company operated travel center locations	223	223	—

Fuel:
Fuel sales volume (gallons)	444,741	447,491	(0.6)%
Fuel revenues	$956,201	$801,844	19.3%
Fuel gross margin	80,811	61,802	30.8%
Fuel gross margin per gallon	$0.182	$0.138	31.9%

Nonfuel:
Nonfuel revenues	$408,451	$393,105	3.9%
Nonfuel gross margin	252,264	239,872	5.2%
Nonfuel gross margin percentage	61.8%	61.0%	80	pts

Total gross margin	$333,075	$301,674	10.4%
Site level operating expenses	214,122	211,891	1.1%
Site level operating expenses as a percentage of nonfuel revenues	52.4%	53.9%	(150	)pts
Site level gross margin in excess of site level operating expenses	$118,953	$89,783	32.5%

Three months ended March 31, 2018, as compared to the three months ended March 31, 2017
Revenues. Fuel revenues for the three months ended March 31, 2018, increased by $164,307, or 20.5%, from the three months ended March 31, 2017. The table below shows the factors that caused the changes in total fuel sales volume and revenues for our travel centers segment between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended March 31, 2017	447,690	$801,719
Increase due to petroleum products price changes		160,998
Decrease due to same site volume changes	(2,750)	(5,947)
Increase due to locations opened	4,261	9,256
Net change from prior year period	1,511	164,307
Results for the three months ended March 31, 2018	449,201	$966,026
The increase in fuel revenues reflected an increase in market prices for fuel and sales volume at new sites, partially offset by a decrease in sales volume on a same site basis. On a same site basis, fuel sales volume decreased by 0.6% during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, due to the continued effects of fuel efficiency gains and competition, and inclement weather in certain regions of the United States in which we operate, partially offset by our fuel pricing and marketing strategies.
Nonfuel revenues for the three months ended March 31, 2018, increased by $20,170, or 5.1%, as compared to the three months ended March 31, 2017, primarily due to an increase in nonfuel revenues on a same site basis. The increase on a same site basis was primarily a result of our truck service and parking programs.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the three months ended March 31, 2018, increased by $31,542, or 34.1%, as compared to the three months ended March 31, 2017, primarily due to an increase of $29,170, or 32.5%, on a same site basis.
On a same site basis, site level gross margin in excess of site level operating expenses increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, due to an increase in fuel gross margin that primarily resulted from the federal biodiesel tax credit of $23,024 that was retroactively reinstated for 2017 and recognized in the three months ended March 31, 2018, and an increase in nonfuel gross margin primarily due to an increase in our truck service and parking programs.

Convenience Stores
The following table presents changes in the operating results for our convenience stores segment for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

	Three Months Ended March 31,
	2018	2017	Change
Number of company operated convenience store locations at end of period	230	232	(2)
Number of dealer operated convenience store locations at end of period	1	1	—

Fuel:
Fuel sales volume (gallons)	56,315	57,319	(1.8)%
Fuel revenues	$115,002	$103,706	10.9%
Fuel gross margin	11,141	11,245	(0.9)%
Fuel gross margin per gallon	$0.198	$0.196	1.0%

Nonfuel:
Nonfuel revenues	$58,412	$60,702	(3.8)%
Nonfuel gross margin	21,077	21,115	(0.2)%
Nonfuel gross margin percentage	36.1%	34.8%	130	pts

Total revenues	$173,467	$164,462	5.5%
Total gross margin	32,271	32,414	(0.4)%
Site level operating expenses	27,360	27,051	1.1%
Site level operating expenses as a percentage of nonfuel revenues	46.8%	44.6%	220	pts
Site level gross margin in excess of site level operating expenses	$4,911	$5,363	(8.4)%

The following table presents our same site operating results for our convenience stores segment for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

	Three Months Ended March 31,
	2018	2017	Change
Number of same site company operated convenience store locations	227	227	—

Fuel:
Fuel sales volume (gallons)	56,111	56,942	(1.5)%
Fuel revenues	$114,583	$103,030	11.2%
Fuel gross margin	11,121	11,173	(0.5)%
Fuel gross margin per gallon	$0.198	$0.196	1.0%

Nonfuel:
Nonfuel revenues	$58,298	$60,464	(3.6)%
Nonfuel gross margin	21,044	21,035	—%
Nonfuel gross margin percentage	36.1%	34.8%	130	pts

Total gross margin	$32,165	$32,208	(0.1)%
Site level operating expenses	27,232	26,906	1.2%
Site level operating expenses as a percentage of nonfuel revenues	46.7%	44.5%	220	pts
Site level gross margin in excess of site level operating expenses	$4,933	$5,302	(7.0)%
Three months ended March 31, 2018, as compared to the three months ended March 31, 2017
Revenues. Fuel revenues for the three months ended March 31, 2018, increased by $11,296, or 10.9%, as compared to the three months ended March 31, 2017. The table below shows the factors that caused the changes in total fuel sales volume and revenues for our convenience stores segment between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended March 31, 2017	57,319	$103,706
Increase due to petroleum products price changes		13,027
Decrease due to same site volume changes	(831)	(1,475)
Decrease due to locations closed	(173)	(256)
Net change from prior year period	(1,004)	11,296
Results for the three months ended March 31, 2018	56,315	$115,002
The increase in fuel revenues in our convenience store segment was due to an increase in market prices for fuel, partially offset by a decrease in fuel sales volume on a same site basis. On a same site basis, fuel sales volume decreased by 1.5% during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The decrease in same site fuel sales volume was primarily due to the continued effects of competition, and inclement weather in certain regions of the United States in which we operate.
Nonfuel revenues for the three months ended March 31, 2018, decreased by $2,290, or 3.8%, as compared to the three months ended March 31, 2017, primarily due to increased competition and inclement weather in certain regions of the United States in which we operate.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the three months ended March 31, 2018, decreased by $452, or 8.4%, as compared to the three months ended March 31, 2017, primarily due to an increase in site level operating expenses and a decrease in fuel gross margin.

Liquidity and Capital Resources
Our principal liquidity requirements are to meet our operating and financing costs and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are our:

•	cash balance;

•	operating cash flow;

•	our revolving credit facility, or our Credit Facility, with a current maximum availability of $200,000 subject to limits based on our qualified collateral;

•	sales to HPT of improvements we make to the sites we lease from HPT;

•	potential issuances of new debt and equity securities; and

•	potential financing or selling of unencumbered real estate that we own.
We believe that the primary risks we currently face with respect to our operating cash flow are:

•	continuing decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency, fuel conservation and alternative fuels;

•	decreased demand for our products and services that we may experience as a result of competition;

•	the fixed nature of a significant portion of our expenses, which may restrict our ability to realize a sufficient reduction in our expenses to offset a reduction in our revenues;

•	the possible inability of acquired or developed properties to generate the stabilized financial results we expected at the time of acquisition or development;

•	the risk of an economic slowdown or recession in the U.S. economy;

•
the negative impacts on our gross margins and working capital requirements if there were a return to the higher level of prices for petroleum products we experienced in prior years or due to increases in the cost of our fuel or nonfuel products resulting from inflation generally; and

•	the risk of continued litigation costs.
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our growth strategy of selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $52,139 at March 31, 2018, and net cash provided by operating activities of $28,197 for the three months ended March 31, 2018, there can be no assurance that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities.
Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At March 31, 2018, based on our qualified collateral, a total of $120,817 was available to us for loans and letters of credit under the Credit Facility. At March 31, 2018, there were no loans outstanding under the Credit Facility but we had outstanding $17,795 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $103,022 available for our use as of that date.
Sources and Uses of Cash
Cash flow from operating activities. During the three months ended March 31, 2018 and 2017, we had net cash inflows (outflows) from operating activities of $28,197 and ($10,743), respectively. The increase in net cash provided by operations of $38,940 was due to a decline in our operating loss and more cash generated from working capital.

Cash flow from investing activities. During the three months ended March 31, 2018 and 2017, we had net cash outflows from investing activities of $12,153 and $13,352, respectively. The decrease in net cash outflows from investing activities resulted from a decrease in acquisition activity and capital expenditures, partially offset by lower proceeds from asset sales to HPT. See Note 4 and Note 7 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our acquisitions and transactions with HPT, respectively.
Cash flow from financing activities. During the three months ended March 31, 2018 and 2017, we had net cash inflows from financing activities of $83 and $398, respectively.

Related Party Transactions
We have relationships and historical and continuing transactions with HPT, The RMR Group LLC, or RMR, Affiliates Insurance Company, or AIC, and others related to them. For example: HPT is our former parent company, our largest shareholder and our principal landlord; RMR provides management services to both us and to HPT and RMR employs certain of our and HPT's executive officers, as well as our Managing Directors and HPT's managing trustees. We also have relationships and historical and continuing transactions with other companies to which RMR or its subsidiaries provide management services and which may have directors, trustees and officers who are also directors, trustees or officers of us, HPT or RMR, including AIC, of which we, HPT and five other companies to which RMR provides management services each own 14.3% and, which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related party transactions, see Notes 7, 8 and 9 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, please see the section captioned "Risk Factors" of our Annual Report for a description of risks that may arise as a result of these and other related party transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related parties, including our business management agreement and former property management agreement with RMR, our various agreements with HPT and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related parties, including businesses to which RMR or its subsidiaries provide management services.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report, filed with the SEC on February 28, 2018. Our exposure to market risks has not changed materially from those set forth in our Annual Report.

Item 4.  Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2018.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2018, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "ESTIMATE," "WILL," "MAY" AND NEGATIVES AND DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS THAT APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE STATEMENTS THAT:

•
OUR OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2018, REFLECT INCREASES IN FUEL AND NONFUEL REVENUES AND FUEL AND NONFUEL GROSS MARGIN OVER THE SAME PERIOD LAST YEAR, WHICH MAY IMPLY THAT OUR FUEL AND NONFUEL REVENUES AND FUEL AND NONFUEL GROSS MARGIN ARE IMPROVING AND WILL CONTINUE TO IMPROVE. HOWEVER, CERTAIN OF THESE IMPROVEMENTS RESULTED FROM UNIQUE ITEMS THAT MAY NOT OCCUR IN THE FUTURE. IN ADDITION, FUEL PRICES, CUSTOMER DEMAND AND COMPETITIVE CONDITIONS, AMONG OTHER FACTORS, MAY SIGNIFICANTLY IMPACT OUR FUEL AND NONFUEL REVENUES AND THE COSTS OF OUR FUEL AND NONFUEL PRODUCTS MAY INCREASE IN THE FUTURE BECAUSE OF INFLATION OR OTHER REASONS. IF FUEL PRICES OR FUEL OR NONFUEL SALES VOLUMES DECLINE, IF WE ARE NOT ABLE TO PASS INCREASED FUEL OR NONFUEL COSTS TO OUR CUSTOMERS, OR IF OUR NONFUEL SALES MIX CHANGES IN A MANNER THAT NEGATIVELY IMPACTS OUR NONFUEL GROSS MARGIN, OUR FUEL OR NONFUEL REVENUES AND OUR FUEL OR NONFUEL GROSS MARGIN MAY DECLINE;

•
WE EXPECT THAT LOCATIONS WE ACQUIRE, DEVELOP OR RENOVATE WILL PRODUCE STABILIZED FINANCIAL RESULTS AFTER A SPECIFIED PERIOD OF TIME FOLLOWING ACQUISITION, DEVELOPMENT OR RENOVATION. THIS STATEMENT MAY IMPLY THAT STABILIZATION OF OUR ACQUIRED, DEVELOPED OR RENOVATED SITES WILL OCCUR AS EXPECTED, AND IF SO, WILL GENERATE INCREASED OPERATING INCOME. HOWEVER, MANY OF THE LOCATIONS WE HAVE ACQUIRED OR MAY ACQUIRE IN THE FUTURE PRODUCED OPERATING RESULTS THAT CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES. OUR ABILITY TO OPERATE ACQUIRED, DEVELOPED OR RENOVATED LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. ACCORDINGLY, THESE LOCATIONS MAY NOT GENERATE INCREASED OPERATING INCOME OR IT MAY TAKE LONGER THAN WE EXPECT TO REALIZE ANY SUCH INCREASES;

•
WE HAVE MADE ACQUISITIONS AND DEVELOPED NEW LOCATIONS AND WE MAY MAKE ACQUISITIONS AND DEVELOP NEW LOCATIONS IN THE FUTURE. MANAGING AND INTEGRATING ACQUIRED AND DEVELOPED LOCATIONS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED AND INVOLVE RISKS OF FINANCIAL LOSSES. WE MAY NOT OPERATE OUR ACQUIRED OR DEVELOPED LOCATIONS AS PROFITABLY AS WE MAY EXPECT. IN ADDITION, ACQUISITIONS OR PROPERTY DEVELOPMENT MAY SUBJECT US TO GREATER RISKS THAN OUR CONTINUING OPERATIONS, INCLUDING THE ASSUMPTION OF UNKNOWN LIABILITIES;

•
WE HAVE ENTERED AN AGREEMENT TO ACQUIRE A TIRE RETREAD FACILITY AND EXPECT TO COMPLETE THIS ACQUISITION IN THE SECOND QUARTER OF 2018. THIS STATEMENT MAY IMPLY THAT THIS ACQUISITION WILL BE COMPLETED AND ONCE COMPLETED WILL IMPROVE OUR FUTURE PROFITS. OUR PURCHASE OF THIS FACILITY IS SUBJECT TO CONDITIONS WHICH MAY NOT BE SATISFIED AND WE MAY DETERMINE TO DELAY OR NOT TO PROCEED WITH THIS ACQUISITION. THE PRIOR OWNER CLOSED THIS BUSINESS BECAUSE IT COULD NOT OPERATE IT PROFITABLY. WE HAVE NO EXPERIENCE OPERATING A TIRE RETREAD FACILITY AND MAY NOT BE ABLE TO OPERATE THIS FACILITY PROFITABLY;

•
WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200.0 MILLION. THE AVAILABILITY OF THIS MAXIMUM AMOUNT IS SUBJECT TO LIMITS BASED ON OUR QUALIFIED COLLATERAL, INCLUDING OUR ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORY, THAT VARIES IN AMOUNT FROM TIME TO TIME. ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT

AVAILABILITY AT ANY TIME MAY BE LESS THAN $200.0 MILLION. AT MARCH 31, 2018, BASED ON OUR ELIGIBLE COLLATERAL AT THAT DATE, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY WAS $120.8 MILLION, OF WHICH WE HAD USED $17.8 MILLION FOR OUTSTANDING LETTERS OF CREDIT. THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300.0 MILLION, THE AVAILABILITY OF WHICH IS SUBJECT TO LIMITS BASED ON OUR AVAILABLE COLLATERAL AND LENDER PARTICIPATION. HOWEVER, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE SIZE OF OUR CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY NEED OR WANT TO DO SO;

•
WE MAY FINANCE OR SELL UNENCUMBERED REAL ESTATE THAT WE OWN. HOWEVER, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE OR WHAT THE TERMS OF ANY SUCH SALE OR FINANCING WOULD BE;

•
ON APRIL 8, 2018, THE COURT OF CHANCERY OF THE STATE OF DELAWARE, OR THE COURT, ENTERED ITS FINAL ORDER AND JUDGMENT, OR THE ORDER, IN OUR LITIGATION AGAINST COMDATA. PURSUANT TO THE ORDER, AMONG OTHER THINGS, COMDATA IS REQUIRED TO CONTINUE TO HONOR THE TERMS OF OUR AGREEMENTS WITH US AND TO REIMBURSE US FOR ATTORNEYS' FEES AND COSTS, TOGETHER WITH INTEREST, IN THE AMOUNT OF $10.7 MILLION, WE INCURRED TO ENFORCE OUR RIGHTS UNDER THE MERCHANT AGREEMENT, WHICH REIMBURSEMENT WE RECEIVED IN APRIL 2018. THESE STATEMENTS AND TA'S RECEIPT OF THE REIMBURSEMENT FROM COMDATA MAY SUGGEST THAT THIS LITIGATION IS COMPLETED. IN FACT, COMDATA HAS 30 DAYS FROM THE DATE OF THE ORDER TO FILE A NOTICE OF APPEAL AND THE COURTS DECISION MAY BE REVERSED OR AMENDED UPON APPEAL. IN NOVEMBER 2017, COMDATA REFUNDED TO US $6.9 MILLION OF EXCESS TRANSACTION FEES IT PREVIOUSLY HAD CHARGED US. THE CONTINUATION OF THIS LITIGATION MAY BE DISTRACTING TO OUR MANAGEMENT AND EXPENSIVE; AND

•
IN THE THREE MONTHS ENDED MARCH 31, 2018, CERTAIN OF OUR OPERATING RESULTS IMPROVED. WE ACHIEVED CERTAIN COST SAVINGS AND OUR GROSS MARGINS INCREASED. THIS MAY IMPLY THAT WE WILL BE PROFITABLE IN THE FUTURE. IN FACT, SINCE WE BECAME A PUBLIC COMPANY IN 2007, WE HAVE BEEN ABLE TO PRODUCE ONLY OCCASIONAL PROFITS AND WE HAVE ACCUMULATED SIGNIFICANT LOSSES. WE MAY BE UNABLE TO PRODUCE FUTURE PROFITS AND OUR LOSSES MAY INCREASE.

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

•
MOST OF OUR TRUCKING COMPANY CUSTOMERS TRANSACT BUSINESS WITH US BY USE OF FUEL CARDS ISSUED BY THIRD PARTY FUEL CARD COMPANIES. FUEL CARD COMPANIES FACILITATE PAYMENTS TO US AND CHARGE US FEES FOR THESE SERVICES. THE FUEL CARD INDUSTRY HAS ONLY A FEW SIGNIFICANT PARTICIPANTS. WE BELIEVE ALMOST ALL TRUCKING COMPANIES USE ONLY A SINGLE FUEL CARD PROVIDER AND HAVE BECOME INCREASINGLY DEPENDENT UPON SERVICES PROVIDED BY THEIR RESPECTIVE FUEL CARD PROVIDER TO MANAGE THEIR FLEETS. CONTINUED LACK OF COMPETITION AMONG FUEL CARD COMPANIES MAY RESULT IN FUTURE INCREASES IN OUR TRANSACTION FEE EXPENSES OR WORKING CAPITAL REQUIREMENTS, OR BOTH;

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

Part II. Other Information

Item 1. Legal Proceedings
The disclosure under the heading "Legal Proceedings" in Note 10 to the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

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

Exhibit 101.1
The following materials from TravelCenters of America LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (filed herewith)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

		By:	/s/ William E. Myers
Date:	May 7, 2018		Name:	William E. Myers
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)