Form 10-Q
period 2018-06-30
TRAVELCENTERS OF AMERICA LLC
filed 2018-08-06
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2018

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

Number of Common Shares outstanding at August 3, 2018: 39,771,154 common shares.

As used herein the terms "we," "us," "our" and "TA" include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC
Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 30, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$78,189	$36,082
Accounts receivable (less allowance for doubtful accounts of $619 and $809 as of June 30, 2018 and December 31, 2017, respectively)	162,588	125,501
Inventory	216,063	209,640
Other current assets	26,446	27,295
Total current assets	483,286	398,518

Property and equipment, net	980,894	1,001,090
Goodwill	43,099	93,859
Other intangible assets, net	31,946	34,383
Other noncurrent assets	101,688	90,282
Total assets	$1,640,913	$1,618,132

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$193,232	$155,581
Current HPT Leases liabilities	41,693	41,389
Other current liabilities	162,388	130,328
Total current liabilities	397,313	327,298

Long term debt, net	320,077	319,634
Noncurrent HPT Leases liabilities	361,413	368,782
Other noncurrent liabilities	35,743	35,923
Total liabilities	1,114,546	1,051,637

Shareholders' equity:
Common shares, no par value, 41,369 shares authorized as of June 30, 2018 and December 31, 2017, and 39,771 and 39,984 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	694,849	690,688
Accumulated other comprehensive income	394	580
Accumulated deficit	(170,310)	(126,220)
Total TA shareholders' equity	524,933	565,048
Noncontrolling interests	1,434	1,447
Total shareholders' equity	526,367	566,495
Total liabilities and shareholders' equity	$1,640,913	$1,618,132
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2018	2017
Revenues:
Fuel	$1,297,721	$976,219
Nonfuel	538,863	518,768
Rent and royalties from franchisees	4,101	4,772
Total revenues	1,840,685	1,499,759

Cost of goods sold (excluding depreciation):
Fuel	1,208,929	884,455
Nonfuel	228,034	224,593
Total cost of goods sold	1,436,963	1,109,048

Operating expenses:
Site level operating	256,284	252,946
Selling, general and administrative	29,959	38,299
Real estate rent	71,257	69,144
Depreciation and amortization	29,918	28,649
Impairment of goodwill	51,500	—
Total operating expenses	438,918	389,038

(Loss) income from operations	(35,196)	1,673

Acquisition costs	—	63
Interest expense, net	6,860	7,838
(Loss) income from equity investees	(908)	925
Loss before income taxes	(42,964)	(5,303)
Benefit for income taxes	9,040	2,364
Net loss	(33,924)	(2,939)
Less: net income for noncontrolling interests	54	47
Net loss attributable to common shareholders	$(33,978)	$(2,986)

Other comprehensive (loss) income, net of tax:
Foreign currency (loss) income, net of taxes of $(28) and $48, respectively	$(41)	$53
Equity interest in investee's unrealized gain on investments	10	58
Other comprehensive (loss) income attributable to common shareholders	(31)	111

Comprehensive loss attributable to common shareholders	$(34,009)	$(2,875)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.85)	$(0.08)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2018	2017
Revenues:
Fuel	$2,397,848	$1,899,093
Nonfuel	1,019,260	982,936
Rent and royalties from franchisees	8,264	9,402
Total revenues	3,425,372	2,891,431

Cost of goods sold (excluding depreciation):
Fuel	2,215,497	1,734,166
Nonfuel	426,029	420,964
Total cost of goods sold	2,641,526	2,155,130

Operating expenses:
Site level operating	505,844	498,861
Selling, general and administrative	67,994	79,602
Real estate rent	142,069	137,143
Depreciation and amortization	57,466	60,449
Impairment of goodwill	51,500	—
Total operating expenses	824,873	776,055

Loss from operations	(41,027)	(39,754)

Acquisition costs	—	203
Interest expense, net	14,448	15,222
(Loss) income from equity investees	(2,193)	1,203
Loss before income taxes	(57,668)	(53,976)
Benefit for income taxes	13,666	21,662
Net loss	(44,002)	(32,314)
Less: net income for noncontrolling interests	88	70
Net loss attributable to common shareholders	$(44,090)	$(32,384)

Other comprehensive (loss) income, net of tax:
Foreign currency (loss) income, net of taxes of $(64) and $66, respectively	$(103)	$79
Equity interest in investee's unrealized (loss) gain on investments	(83)	180
Other comprehensive (loss) income attributable to common shareholders	(186)	259

Comprehensive loss attributable to common shareholders	$(44,276)	$(32,125)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(1.10)	$(0.82)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(44,002)	$(32,314)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash rent expense	(7,232)	(7,153)
Depreciation and amortization expense	57,466	60,449
Impairment of goodwill	51,500	—
Deferred income taxes	(14,050)	(23,211)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(37,266)	(8,207)
Inventory	(6,447)	7,111
Other assets	847	3,098
Accounts payable and other liabilities	73,980	13,371
Other, net	7,237	1,992
Net cash provided by operating activities	82,033	15,136

Cash flows from investing activities:
Proceeds from asset sales	28,345	76,048
Capital expenditures	(68,148)	(68,346)
Acquisitions of businesses, net of cash acquired	—	(6,110)
Investment in equity investee	141	(3,000)
Net cash used in investing activities	(39,662)	(1,408)

Cash flows from financing activities:
Proceeds from sale leaseback transactions with HPT	491	1,957
Sale leaseback financing obligation payments	(531)	(358)
Other, net	(101)	(121)
Net cash (used in) provided by financing activities	(141)	1,478

Effect of exchange rate changes on cash	(123)	107
Net increase in cash and cash equivalents	42,107	15,313
Cash and cash equivalents at the beginning of the period	36,082	61,312
Cash and cash equivalents at the end of the period	$78,189	$76,625

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$14,617	$14,583
Income taxes paid, net	91	565
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

1.	Business Description and Basis of Presentation
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company. As of June 30, 2018, we operated and franchised 533 travel centers, standalone convenience stores and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business on the basis of two separately reportable segments, travel centers and convenience stores. See Note 11 for more information about our reportable segments. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of June 30, 2018, our business included 257 travel centers in 43 states in the United States, primarily along the U.S. interstate highway system, and the province of Ontario, Canada. Our travel centers included 179 locations operated under the "TravelCenters of America" and "TA" brand names and 78 locations operated under the "Petro Stopping Centers" and "Petro" brand names. Of our 257 travel centers at June 30, 2018, we owned 31, we leased 200, we operated two for a joint venture in which we own a noncontrolling interest and 24 were owned or leased from others by our franchisees. We operated 230 of our travel centers and franchisees operated 27 travel centers, including three we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, and various customer amenities. We report this portion of our business as our travel centers segment.
As of June 30, 2018, our business included 230 convenience stores in 11 states in the United States. We operate our convenience stores under the "Minit Mart" brand name. Of these 230 convenience stores at June 30, 2018, we owned 198, we leased 29 and we operated three for a joint venture in which we own a noncontrolling interest. Our convenience stores offer gasoline as well as a variety of nonfuel products and services, including coffee, groceries, some fresh foods, and, in many stores, a QSR and/or car wash. We report this portion of our business as our convenience stores segment.
As of June 30, 2018, our business included 46 standalone restaurants in 13 states in the United States operated primarily under the "Quaker Steak & Lube", or QSL, brand name. Of our 46 standalone restaurants at June 30, 2018, we owned seven, we leased nine, we operated one for a joint venture in which we own a noncontrolling interest and 29 were owned or leased from others by our franchisees. We report this portion of our business within corporate and other in our segment information.
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
Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 1 input), the aggregate fair value of our Senior Notes on June 30, 2018, was $316,880.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

 Change in Accounting Principles
In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which established a comprehensive revenue recognition standard under GAAP for almost all industries. We adopted ASU 2014-09 on January 1, 2018, using the full retrospective method, which required that we restate our consolidated financial statements for prior year comparative periods. Although the majority of our revenue is initiated at the point of sale and was unaffected by this ASU, the implementation of this ASU affected the accounting for our loyalty programs, initial franchise fees and advertising fees received from franchisees. See Note 2 for more information about our revenues.
Loyalty programs. Prior to the adoption of ASU 2014-09, we recognized the estimated cost of loyalty awards as a discount against the nonfuel revenues from which the rewards were redeemed. Loyalty awards now are recognized against the revenue that generates the loyalty award, primarily fuel revenue. The adoption of the new standard resulted in a $14,046 and $26,468 reclassification between fuel revenue and nonfuel revenue for the three and six months ended June 30, 2017, respectively.
Initial and renewal franchise fees. Prior to the adoption of ASU 2014-09, we recognized initial franchise fees as revenue at the time the franchisee opened for business, which is when we had fulfilled our initial obligations under the related agreement. Initial and renewal franchise fees now are recognized as revenue over the term of the related franchise agreement, which is the period the customer benefits from use of the franchise rights. The adoption of the new standard resulted in an increase in our accumulated deficit of $1,082, an increase in other current liabilities of $188 and an increase in other noncurrent liabilities of $894 as of December 31, 2017, as well as an increase in rent and royalties from franchisees revenue of $43 and $86 for the three and six months ended June 30, 2017, respectively.
Advertising fees. Prior to the adoption of ASU 2014-09, we recognized advertising fees collected from franchisees as a reduction of the related advertising expenses incurred. We now recognize these advertising fees as revenue. The adoption of the new standard for these advertising fees resulted in an increase in each of selling, general and administrative expenses and rent and royalties from franchisees revenue of $422 and $913 for the three and six months ended June 30, 2017, respectively.
Income taxes. As a result of the adjustments described above, a deferred tax asset was recognized, increasing other noncurrent assets and decreasing our accumulated deficit each by $278 as of December 31, 2017, and decreasing our benefit for income taxes by $16 and $33 for the three and six months ended June 30, 2017, respectively.
The following table presents the effect of the adoption of the new standard on our consolidated balance sheet as of December 31, 2017:

	As Reported	Adoption of ASU 2014-09	As Adjusted
Assets:
Other noncurrent assets	$90,004	$278	$90,282

Liabilities and Shareholders' Equity:
Other current liabilities	$130,140	$188	$130,328
Other noncurrent liabilities	35,029	894	35,923
Accumulated deficit	(125,416)	(804)	(126,220)

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

The following table presents the effect of the adoption of the new standard on our consolidated statement of operations and comprehensive loss for the three months ended June 30, 2017:

	As Reported	Adoption of ASU 2014-09	As Adjusted
Revenues:
Fuel	$990,265	$(14,046)	$976,219
Nonfuel	504,722	14,046	518,768
Rent and royalties from franchisees	4,307	465	4,772
Total revenues	1,499,294	465	1,499,759

Selling, general and administrative expenses	37,877	422	38,299
Loss before income taxes	(5,346)	43	(5,303)
Benefit for income taxes	2,380	(16)	2,364
Net loss	(2,966)	27	(2,939)
Net loss attributable to common shareholders	$(3,013)	$27	$(2,986)
The following table presents the effect of the adoption of the new standard on our consolidated statement of operations and comprehensive loss for the six months ended June 30, 2017:

	As Reported	Adoption of ASU 2014-09	As Adjusted
Revenues:
Fuel	$1,925,561	$(26,468)	$1,899,093
Nonfuel	956,468	26,468	982,936
Rent and royalties from franchisees	8,403	999	9,402
Total revenues	2,890,432	999	2,891,431

Selling, general and administrative expenses	78,689	913	79,602
Loss before income taxes	(54,062)	86	(53,976)
Benefit for income taxes	21,695	(33)	21,662
Net loss	(32,367)	53	(32,314)
Net loss attributable to common shareholders	$(32,437)	$53	$(32,384)

The following table presents the effect of the adoption of the new standard on our consolidated statement of cash flows for the six months ended June 30, 2017:

	As Reported	Adoption of ASU 2014-09	As Adjusted
Cash flows from operating activities:
Net loss	$(32,367)	$53	$(32,314)
Deferred income taxes	(23,244)	33	(23,211)
Accounts receivable	(8,177)	(30)	(8,207)
Accounts payable and other liabilities	13,427	(56)	13,371
Net cash provided by operating activities	15,136	—	15,136
We recognized a net increase in our accumulated deficit at January 1, 2016, of $305 as a result of adopting ASU 2014-09.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The new standard will apply for annual or interim impairment tests beginning after December 15, 2019, and requires prospective application. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017, and we early adopted this standard during the current reporting period.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, or ASU 2016-02, which established a comprehensive lease standard under GAAP for virtually all industries. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification determines whether the lease expense is recognized based on the effective interest method or on a straight line basis over the term of the lease. A lessee is also required to recognize a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The new standard will apply for annual periods beginning after December 15, 2018, including interim periods therein, and requires modified retrospective application. Early adoption is permitted. To address implementation of ASU 2016-02 and evaluate its impact on our consolidated financial statements, we have developed a project plan to evaluate our leases, lease classifications and related internal controls. We believe the adoption of this update will have a material impact on our consolidated balance sheets due to the recognition of the lease rights and obligations as assets and liabilities. While the adoption of this standard will have no effect on the cash we pay under our lease agreements, we expect amounts within our statements of operations and comprehensive loss will change materially.
In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation, which aligns the accounting for share based payments to non-employees with the accounting for share based payments to employees. The new standard will apply for annual periods beginning after December 15, 2018, including interim periods therein, and requires modified retrospective application. Early adoption is permitted. The implementation of this update is not expected to cause a material change to our consolidated financial statements.

2.	Revenue
We recognize revenue based on the consideration specified in the contract with the customer, excluding any sales incentives (such as loyalty programs and customer rebates) and amounts collected on behalf of third parties (such as sales and excise taxes). The majority of our revenue is generated at the point of sale in our retail locations.
Revenues consist of fuel revenues, nonfuel revenues and rent and royalties from franchisees.
Fuel revenues. We recognize fuel revenue and the related costs at the time of sale to customers at our company operated locations. We sell diesel fuel and gasoline to our customers at prices that we establish daily or are indexed to market prices and reset daily. We sell diesel fuel under pricing arrangements with certain customers. For the three and six months ended June 30, 2018, approximately 83% of our diesel fuel volume was sold at discounts to posted prices under pricing arrangements with our customers, some of which include rebates payable to the customer after the end of the period.
Nonfuel revenues. We recognize nonfuel revenue and the related costs at the time of sale to customers at our company operated locations. We sell a variety of nonfuel products and services at stated retail prices in our travel centers, convenience stores and standalone restaurants, as well as through our RoadSquad®, RoadSquad OnSite® and TA Commercial Tire Network™ programs. Truck repair and maintenance goods or services may be sold at discounted pricing under pricing arrangements with certain customers, some of which include rebates payable to the customer after the end of the period.

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
Other. Sales incentives and other promotional activities that are recognized as a reduction to revenue include, but are not limited to, the following:

•
Customer loyalty programs. We offer travel center trucking customers the option to participate in our loyalty program and, beginning July 2018, we offer a loyalty program to our convenience store customers. Our loyalty programs provide customers with the right to earn loyalty awards on qualifying purchases that can be used for discounts on future purchases of goods or services. We apply a relative standalone selling price approach to our outstanding loyalty awards whereby a portion of each sale attributable to the loyalty awards earned is deferred and will be recognized as revenue in the category in which the loyalty awards are redeemed upon the redemption or expiration of the loyalty award. Significant judgment is required to determine the standalone selling price for loyalty awards. Assumptions used in determining the standalone selling price include the historic redemption rate and the use of a weighted average selling price for fuel to calculate the revenue attributable to the loyalty awards.

•
Customer discounts and rebates. We enter into agreements with certain customers in which we agree to provide discounts on fuel and/or truck service purchases, some of which are structured as rebates payable to the customer after the end of the period. We recognize the cost of discounts against, and in the same period as, the revenue that generated the discounts earned.

•
Gift cards. We sell branded gift cards. Sales proceeds are recognized as a contract liability; the liability is reduced and revenue is recognized when the gift card subsequently is redeemed for goods or services. Unredeemed gift card balances are recognized as revenue when the possibility of redemption becomes remote.

Disaggregation of Revenue
We disaggregate our revenue based on the type of customer and type of good or service provided to the customer. Revenues in our travel centers segment generally are earned from highway travelers, while revenues in our convenience stores segment and in corporate and other generally are earned from local customers. Revenues are further disaggregated by fuel revenues and nonfuel revenues within our segment information. See Note 11 for our disaggregation of revenue presented in our segment information.

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

	Loyalty Programs	Other Contract Liabilities	Total
December 31, 2016	$13,686	$4,921	$18,607
Increases due to unsatisfied performance obligations arising during the period	72,424	11,335	83,759
Revenue recognized from satisfying performance obligations during the period	(65,854)	(10,007)	(75,861)
Other	(5,091)	(1,568)	(6,659)
December 31, 2017	15,165	4,681	19,846
Increases due to unsatisfied performance obligations arising during the period	39,988	5,106	45,094
Revenue recognized from satisfying performance obligations during the period	(36,749)	(4,791)	(41,540)
Other	(2,481)	(702)	(3,183)
June 30, 2018	$15,923	$4,294	$20,217
As of June 30, 2018, we expect the unsatisfied performance obligations relating to these loyalty programs will be satisfied within 12 months.
As of June 30, 2018, the deferred initial and renewal franchise fee revenue expected to be recognized in future periods ranges between $85 and $171 for each of the years 2018 through 2022.

3.	Earnings Per Share
The following table presents a reconciliation of net loss attributable to common shareholders to net loss available to common shareholders and the related earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to common shareholders, as reported	$(33,978)	$(2,986)	$(44,090)	$(32,384)
Less: net loss attributable to participating securities	(1,692)	(157)	(2,205)	(1,714)
Net loss available to common shareholders	$(32,286)	$(2,829)	$(41,885)	$(30,670)

Weighted average common shares(1)	38,025	37,450	38,002	37,438

Basic and diluted net loss per common share	$(0.85)	$(0.08)	$(1.10)	$(0.82)

(1)
Excludes unvested shares awarded under our share award plans, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shares. The weighted average number of unvested shares outstanding for the three months ended June 30, 2018 and 2017, was 1,992 and 2,090, respectively. The weighted average number of unvested shares outstanding for the six months ended June 30, 2018 and 2017, was 2,001 and 2,092, respectively.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

4.	Goodwill
As of June 30, 2018, and December 31, 2017, our goodwill balance consisted of the following:

	June 30, 2018	December 31, 2017
Travel centers segment	$21,613	$21,613
Convenience stores segment	18,440	69,200
QSL business	3,046	3,046
Total goodwill	$43,099	$93,859
Goodwill Impairment
During the second quarter of 2018, we determined that the decline in site level gross margin in excess of site level operating expenses for our convenience stores segment for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, in conjunction with the fact that the operating results for the convenience store segment, since acquisition, failed to meet our forecasted results was an indicator of impairment of the goodwill in our convenience stores reporting unit. Accordingly, we performed an impairment assessment of the goodwill in the convenience stores reporting unit as of May 31, 2018, using the same quantitative analysis approach that we historically followed for our goodwill impairment assessments. Based on the assessment performed, we recorded an impairment charge of $51,500. Prior to the impairment charge, total assets of the convenience store segment on May 31, 2018, were approximately $466,623, including $69,940 of goodwill. These analyses require the exercise of significant judgments and estimates, including judgments regarding appropriate discount rates, perpetual growth rates and the timing of expected future cash flows, as well as revenue growth rates and operating cash flow margins, of the reporting unit. As compared to previous goodwill impairment assessments we performed, this most recent assessment utilized a higher discount rate and reflected a lower estimate of comparable market transaction valuation multiples. The fair value estimates are sensitive and actual rates and results may differ materially. Applying different assumptions could lead to different results, possibly materially different.

5.	Equity Investments
Our investments in equity affiliates, which are presented in our consolidated balance sheets in other noncurrent assets, and our proportional share of our investees' net income (loss) recognized in our consolidated statements of operations and comprehensive loss were as follows:

	PTP	Other(1)	Total
Investment balance:
As of June 30, 2018	$21,837	$18,249	$40,086
As of December 31, 2017	20,807	21,695	42,502

Income (loss) from equity investments:
Three months ended June 30, 2018	$728	$(1,636)	$(908)
Three months ended June 30, 2017	1,154	(229)	925
Six months ended June 30, 2018	1,029	(3,222)	(2,193)
Six months ended June 30, 2017	1,701	(498)	1,203

(1)	Includes other equity investments including our investment in Affiliates Insurance Company, or AIC. See Note 8 for more information about our investment in AIC.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Petro Travel Plaza Holdings LLC
Petro Travel Plaza Holdings LLC, or PTP, is a joint venture between us and Tejon Development Corporation that owns two travel centers, three convenience stores and one standalone restaurant in California. We own a 40% interest in PTP and we receive a management fee from PTP to operate these locations. This investment is accounted for under the equity method. We recognized management fee income of $393 and $384 for the three months ended June 30, 2018 and 2017, respectively, and $779 and $770 for the six months ended June 30, 2018 and 2017, respectively. In addition, we supply PTP with its fuel at our cost. We sold $19,180 and $15,078 of fuel to PTP, respectively, during the three months ended June 30, 2018 and 2017, and $34,568 and $28,655 during the six months ended June 30, 2018 and 2017, respectively.
The following table sets forth summarized financial information of PTP and does not represent the amounts we have included in our consolidated financial statements in connection with our investment in PTP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)
Total revenues	$30,384	$27,573	$55,061	$50,833
Cost of goods sold (excluding depreciation)	22,303	18,362	40,409	34,516
Operating income	2,108	3,138	3,134	4,747
Net income and comprehensive income	1,957	3,021	2,844	4,523

(1)
Total revenues and cost of goods sold (excluding depreciation) for the three and six months ended June 30, 2017, have been adjusted for the adoption of ASU 2014-09. Motor fuel taxes are no longer included in fuel revenues or fuel cost of goods sold, resulting in a decrease from the originally reported amounts in each of fuel revenues and fuel cost of goods sold of $3,418 and $6,399 for the three and six months ended June 30, 2017, respectively.

6.	HPT Leases
As of June 30, 2018, we leased from Hospitality Properties Trust, or HPT, a total of 199 properties under five leases, four of which we refer to as the TA Leases and one of which we refer to as the Petro Lease, and which collectively we refer to as the HPT Leases. We recognized rent expense under the HPT Leases of $68,068 and $65,908 for the three months ended June 30, 2018 and 2017, respectively, and $135,706 and $130,859 for the six months ended June 30, 2018 and 2017, respectively.
Our minimum annual rent under the HPT Leases as of June 30, 2018, was $284,718. In addition to the payment of minimum annual rent, the HPT Leases provide for payment to HPT of percentage rent based on increases in total nonfuel revenues over base year levels. The total amount of percentage rent that we incurred under the HPT Leases during the three months ended June 30, 2018 and 2017, was $862 and $346, respectively, and $1,672 and $1,001 for the six months ended June 30, 2018 and 2017, respectively.
During the six months ended June 30, 2018 and 2017, we sold to HPT $28,836 and $50,403, respectively, of improvements we made to properties leased from HPT. As a result, pursuant to the terms of the HPT Leases, our minimum annual rent payable to HPT increased by $2,451 and $4,284, respectively. At June 30, 2018, our property and equipment balance included $18,436 of improvements of the type that we typically request that HPT purchase for an increase in minimum annual rent; however, HPT is not obligated to purchase these improvements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

The following table summarizes the various amounts related to the HPT Leases that are included in our consolidated balance sheets.

	June 30, 2018	December 31, 2017
Current HPT Leases liabilities:
Accrued rent	$24,329	$24,170
Sale leaseback financing obligation	1,008	863
Straight line rent accrual	2,458	2,458
Deferred gain	10,128	10,128
Deferred tenant improvements allowance	3,770	3,770
Total current HPT Leases liabilities	$41,693	$41,389

Noncurrent HPT Leases liabilities:
Deferred rent obligation	$150,000	$150,000
Sale leaseback financing obligation	22,855	22,987
Straight line rent accrual	46,649	46,937
Deferred gain	105,977	111,041
Deferred tenant improvements allowance	35,932	37,817
Total noncurrent HPT Leases liabilities	$361,413	$368,782

7.	Business and Property Management Agreements with RMR
The RMR Group LLC, or RMR, provides us certain services that we require to operate our business, and which relate to various aspects of our business. RMR provides these services pursuant to a business management agreement. Until July 31, 2017, we also had a property management agreement with RMR for building management services at our headquarters building. Pursuant to our business management agreement and property management agreement with RMR, we incurred aggregate fees payable to RMR of $3,650 and $3,541 for the three months ended June 30, 2018 and 2017, respectively, and $6,960 and $6,865 for the six months ended June 30, 2018 and 2017, respectively. In addition, we are responsible for our share of RMR's costs for providing internal audit services to us. The amounts we recognized as expense for these internal audit costs were $55 and $68 for the three months ended June 30, 2018 and 2017, respectively, and $124 and $135 for the six months ended June 30, 2018 and 2017, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive loss. For more information about our relationships with RMR please refer to Notes 11 and 12 in our Annual Report.

8.	Related Party Transactions
We have relationships and historical and continuing transactions with HPT, RMR, AIC and others related to them, including other companies to which RMR or its subsidiaries provide management services and which have directors, trustees and officers who are also our Directors or officers.
Relationship with HPT
We are HPT's largest tenant and HPT is our principal landlord and largest shareholder. As of June 30, 2018, HPT owned 3,420 of our common shares, representing approximately 8.6% of our outstanding common shares.
As of June 30, 2018, we leased from HPT a total of 199 properties under the HPT Leases. RMR provides management services to both us and HPT, and Adam D. Portnoy, one of our Managing Directors, also serves as a managing trustee of HPT. See Note 6 for more information about our lease agreements and transactions with HPT.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Relationship with RMR
We have an agreement with RMR to provide management services to us. Adam D. Portnoy, one of our Managing Directors, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc.; The RMR Group Inc. is the managing member of RMR LLC. See Note 7 for further information regarding our current and former management agreements with RMR.
Retirement of Our Former President, Chief Executive Officer and Managing Director
On November 29, 2017, we and RMR entered into a retirement agreement with Thomas M. O'Brien, who served as our President and Chief Executive Officer and as one of our Managing Directors until December 31, 2017, and remained our employee through June 30, 2018. Under Mr. O'Brien's retirement agreement, (i) consistent with past practice, we paid Mr. O'Brien his current annual base salary of $300 until June 30, 2018, and we paid him a cash bonus in respect of 2017 in the amount of $2,060 in December 2017, (ii) in lieu of any share grants for his 2017 service, we paid Mr. O'Brien an additional cash payment in the amount of $475 in December 2017, and (iii) following his retirement from the Company on June 30, 2018, we made an additional cash payment to Mr. O'Brien in July 2018 in the amount of $1,505 and fully accelerated the vesting of 625 then unvested common shares of the Company previously awarded to him.
Relationship with AIC
We, HPT and five other companies to which RMR provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We currently expect to pay, as of June 30, 2018, aggregate annual premiums, including taxes and fees, of approximately $2,502 in connection with this insurance program for the policy year ending June 30, 2019, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of June 30, 2018 and December 31, 2017, our investment in AIC had a carrying value of $8,158 and $8,185, respectively. These amounts are included in other noncurrent assets on our consolidated balance sheets. We recognized income of $12 and $374 related to our investment in AIC for the three months ended June 30, 2018 and 2017, respectively, and $56 and $502 for the six months ended June 30, 2018 and 2017, respectively, which amounts are presented as (loss) income from equity investees in our consolidated statements of operations and comprehensive loss. Our other comprehensive (loss) income includes our proportionate share of unrealized gains (losses) on securities, which are owned by AIC, related to our investment in AIC.
For further information about these and other such relationships and certain other related party transactions, refer to our Annual Report.

9.	Contingencies
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
At June 30, 2018, we had an accrued liability of $3,254 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $500, resulting in an estimated net amount of $2,754 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
We currently have insurance of up to $20,000 per incident and up to $20,000 in the aggregate for certain environmental liabilities, subject, in each case, to certain limitations and deductibles, which expires in June 2021. However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.
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
For the period from February 1, 2017 through mid-September 2017, we recognized expense of $6,903 related to the excess transaction fees charged by Comdata. In September 2017, we recognized a receivable, with an offsetting reduction of transaction fees expense, of $6,903 for the amount of excess transaction fees we subsequently recovered from Comdata in November 2017. We recognized litigation expenses related to this matter of $37 and $2,527 for the three months ended June 30, 2018 and 2017, respectively, and $115 and $8,899 for the six months ended June 30, 2018 and 2017, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive loss. Our attorneys' fees and costs related to this matter totaled $10,633 through June 30, 2018. We recognized a $10,082 reduction in selling, general and administrative expenses and $568 of interest income in May 2018 as a result of the Court entering the Order on April 9, 2018, and we collected these amounts from Comdata in April 2018.

10.	Inventory
Inventory consisted of the following:

	June 30, 2018	December 31, 2017
Nonfuel products	$168,679	$169,140
Fuel products	47,384	40,500
Total inventory	$216,063	$209,640

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

11.	Segment Information
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

	Three Months Ended June 30, 2018
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$1,123,804	$149,538	$24,379	$1,297,721
Nonfuel	460,349	69,589	8,925	538,863
Rent and royalties from franchisees	3,027	52	1,022	4,101
Total revenues	1,587,180	219,179	34,326	1,840,685

Site level gross margin in excess of site level operating expenses	$134,081	$11,483	$1,874	$147,438

Corporate operating expenses:
Selling, general and administrative			$29,959	$29,959
Real estate rent			71,257	71,257
Depreciation and amortization			29,918	29,918
Impairment of goodwill			51,500	51,500
Loss from operations				(35,196)

Interest expense, net			6,860	6,860
Loss from equity investees			(908)	(908)
Loss before income taxes				(42,964)
Benefit for income taxes			9,040	9,040
Net loss				(33,924)
Less: net income for noncontrolling interests				54
Net loss attributable to common shareholders				$(33,978)

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30, 2017
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$834,243	$122,287	$19,689	$976,219
Nonfuel	436,413	71,884	10,471	518,768
Rent and royalties from franchisees	3,493	54	1,225	4,772
Total revenues	1,274,149	194,225	31,385	1,499,759

Site level gross margin in excess of site level operating expenses	$123,747	$11,707	$2,311	$137,765

Corporate operating expenses:
Selling, general and administrative			$38,299	$38,299
Real estate rent			69,144	69,144
Depreciation and amortization			28,649	28,649
Income from operations				1,673

Acquisition costs			63	63
Interest expense, net			7,838	7,838
Income from equity investees			925	925
Loss before income taxes				(5,303)
Benefit for income taxes			2,364	2,364
Net loss				(2,939)
Less: net income for noncontrolling interests				47
Net loss attributable to common shareholders				$(2,986)

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

	Six Months Ended June 30, 2018
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$2,089,830	$264,540	$43,478	$2,397,848
Nonfuel	874,725	128,001	16,534	1,019,260
Rent and royalties from franchisees	6,155	105	2,004	8,264
Total revenues	2,970,710	392,646	62,016	3,425,372

Site level gross margin in excess of site level operating expenses	$258,100	$16,394	$3,508	$278,002

Corporate operating expenses:
Selling, general and administrative			$67,994	$67,994
Real estate rent			142,069	142,069
Depreciation and amortization			57,466	57,466
Impairment of goodwill			51,500	51,500
Loss from operations				(41,027)

Interest expense, net			14,448	14,448
Loss from equity investees			(2,193)	(2,193)
Loss before income taxes				(57,668)
Benefit for income taxes			13,666	13,666
Net loss				(44,002)
Less: net income for noncontrolling interests				88
Net loss attributable to common shareholders				$(44,090)

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

	Six Months Ended June 30, 2017
	Travel Centers	Convenience Stores	Corporate and Other	Consolidated
Revenues:
Fuel	$1,635,962	$225,993	$37,138	$1,899,093
Nonfuel	830,619	132,586	19,731	982,936
Rent and royalties from franchisees	6,906	108	2,388	9,402
Total revenues	2,473,487	358,687	59,257	2,891,431

Site level gross margin in excess of site level operating expenses	$216,224	$17,070	$4,146	$237,440

Corporate operating expenses:
Selling, general and administrative			$79,602	$79,602
Real estate rent			137,143	137,143
Depreciation and amortization			60,449	60,449
Loss from operations				(39,754)

Acquisition costs			203	203
Interest expense, net			15,222	15,222
Income from equity investees			1,203	1,203
Loss before income taxes				(53,976)
Benefit for income taxes			21,662	21,662
Net loss				(32,314)
Less: net income for noncontrolling interests				70
Net loss attributable to common shareholders				$(32,384)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or our Annual Report. Amounts are in thousands of dollars or gallons unless indicated otherwise. Unless the context indicates otherwise, references to our convenience stores and restaurants refer to our standalone convenience stores and restaurants and not the convenience stores and restaurants located at our travel centers or restaurants at our standalone convenience stores.

Company Overview
As of June 30, 2018, we operated and franchised 257 travel centers, 230 standalone convenience stores and 46 standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees. See Note 1 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our travel center, convenience store and standalone restaurant locations.
We manage our business on the basis of two separately reportable segments, travel centers and convenience stores. See Note 11 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our reportable segments.

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
Over the past few years there have been significant changes in the cost of fuel. During the three and six months ended June 30, 2018, fuel prices trended upward, ending at an 11.7% and 9.3% higher price, respectively, than at the start of those periods. During the three and six months ended June 30, 2017, fuel prices trended downward, ending at a 4.8% and 13.0% lower price, respectively, than at the start of those periods. The average fuel price during the three and six months ended June 30, 2018, was 47.7% and 36.2%, respectively, above the average fuel price during the three and six months ended June 30, 2017. Some current economic forecasts reflect moderate price increases for fuel and an expectation of economic growth and inflation in the United States and elsewhere, which may impact demand for fuel and fuel prices; however, recent political tensions and related actions regarding global trade, including so called "trade wars", may be tempering this expectation. As noted above, various factors and events can cause fuel prices to change, sometimes suddenly and sharply.
Due to the volatility of our fuel costs and our methods of pricing fuel to our customers, we believe that fuel revenues are not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenues may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volume or in fuel gross margin. We therefore consider fuel sales volume, fuel gross margin and nonfuel revenues to be better measures of our performance.
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
We believe that demand for fuel by trucking companies and motorists will continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels. We believe these factors, combined with competitive pressures, were contributors to the decrease in the level of fuel sales volume we realized on a same site basis for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017. Although fuel sales volume declined on a same site basis, the decrease was partially offset by an increase from recently acquired locations.

Our fuel gross margin was lower in the three months ended June 30, 2018, than in the three months ended June 30, 2017, due to lower fuel sales volumes, resulting from the continued effects of fuel efficiency gains and competition, and a lower fuel gross margin per gallon. Our fuel gross margin per gallon was lower in the three months ended June 30, 2018, than in the three months ended June 30, 2017, primarily due to our loyalty program having a bigger effect on fuel gross margin in the three months ended June 30, 2018, than in the three months ended June 30, 2017.
Our fuel gross margin and fuel gross margin per gallon were higher in the six months ended June 30, 2018, than in the six months ended June 30, 2017, primarily due to the federal biodiesel tax credit of $23,251 that was retroactively reinstated for 2017 and recognized in the 2018 first quarter, and from an increase from new locations, partially offset by the continued effects of fuel efficiency gains and competition, and our loyalty program having a larger impact on fuel gross margin in the six months ended June 30, 2018, than in the six months ended June 30, 2017.
Our nonfuel gross margin was higher in the three and six months ended June 30, 2018, than in the three and six months ended June 30, 2017, due to an increase in nonfuel revenues and an increase in the nonfuel gross margin percentage. Nonfuel revenues increased primarily due to growth in our truck service program and the positive impact of certain of our marketing initiatives, partially offset by a decrease in nonfuel gross margin in our convenience stores segment due to increased competition. Nonfuel gross margin percentage was 57.7% for the three months ended June 30, 2018 as compared to 56.7% in the three months ended June 30, 2017, and the nonfuel gross margin percentage was 58.2% for the six months ended June 30, 2018, as compared to 57.2% for the six months ended June 30, 2017; the increased nonfuel gross margin percentages were primarily the result of changes in our mix of products and services sold, particularly the increased truck service sales.
During the three months ended June 30, 2018, we generated net loss attributable to common shareholders of $33,978 as compared to $2,986 during the three months ended June 30, 2017. The $30,992 change was primarily due to the following factors:

•
We recognized a goodwill impairment charge of $51,500. See Note 4 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the goodwill impairment charge.

•	We recognized a $2,972 decrease in our fuel gross margin for the three months ended June 30, 2018.
The decreases above were partially offset by the following factors:

•
We recognized an $8,340 reduction in selling, general and administrative expenses primarily as a result of $10,082 recovered from Comdata Inc., or Comdata, for legal expenses incurred in connection with our litigation with Comdata.

•
We recognized a $13,316 increase for the three months ended June 30, 2018, in nonfuel gross margin in excess of site level operating expenses primarily due to growth in our truck service program and the positive impact of certain of our marketing initiatives.

•
We recognized a $6,676 increase in our income tax benefit as a result of the increase in our pretax loss, partially offset by the decrease in the corporate income tax rate from 35% to 21% pursuant to the Tax Cuts and Jobs Act enacted in December 2017.

The net loss attributable to common shareholders we generated for the six months ended June 30, 2018, was $44,090, as compared to $32,384 during the six months ended June 30, 2017. This $11,706 change was primarily due to the following factors:

•	We recognized a goodwill impairment charge of $51,500.

•	As a result of the decrease in the corporate income tax rate from 35% to 21% pursuant to the Tax Cuts and Jobs Act enacted in December 2017, we recognized a $7,996 decrease in our income tax benefit.
The decreases above were partially offset by the following factors:

•	We recognized a $17,424 increase in fuel gross margin, which included the $23,251 benefit from the federal biodiesel tax credit.

•
We recognized an $11,608 reduction in selling, general and administrative expenses primarily as a result of $10,082 recovered from Comdata for legal expenses incurred in connection with the Comdata matter and $8,784 less legal fees incurred for the Comdata matter in 2018 than in the 2017 period.

•
We recognized a $24,276 increase in nonfuel gross margin in excess of site level operating expenses primarily due to growth in our truck service program and the positive impact of certain of our marketing initiatives.

•	We recognized a $2,983 decrease in depreciation and amortization expense, primarily due to the $5,227 of write offs of certain assets during the six months ended June 30, 2017.

Factors Affecting Comparability
Acquired and Developed Sites
We believe that our investment in travel centers require a period after they are developed or acquired and renovations are completed to reach expected stabilized financial results, generally three years for travel centers.
We acquired or developed nine travel centers during the three year period ended June 30, 2018. Of these travel centers, four are included in the same site data for the 12 months ended June 30, 2018. As of June 30, 2018, we had invested $71,045 (including the cost of initial improvements) in these four locations, and these locations generated $7,499 of site level gross margin in excess of site level operating expenses during the 12 months ended June 30, 2018. The remaining five locations were acquired or developed for a total investment of $52,258 (including the cost of initial improvements), and these locations generated $5,071 of site level gross margin in excess of site level operating expenses during the 12 months ended June 30, 2018. One of these five locations was newly developed on land we owned and subsequently sold by us to, and leased back from, Hospitality Properties Trust, or HPT. Some of these five travel centers were fully or partially out of service while improvements were being made to them during the 12 months ended June 30, 2018.

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

Results of Operations
Consolidated Financial Results
The following table presents changes in our operating results for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Revenues:
Fuel	$1,297,721	$976,219	32.9%	$2,397,848	$1,899,093	26.3%
Nonfuel	538,863	518,768	3.9%	1,019,260	982,936	3.7%
Rent and royalties from franchisees	4,101	4,772	(14.1)%	8,264	9,402	(12.1)%
Total revenues	1,840,685	1,499,759	22.7%	3,425,372	2,891,431	18.5%

Gross margin:
Fuel	88,792	91,764	(3.2)%	182,351	164,927	10.6%
Nonfuel	310,829	294,175	5.7%	593,231	561,972	5.6%
Rent and royalties from franchisees	4,101	4,772	(14.1)%	8,264	9,402	(12.1)%
Total gross margin	403,722	390,711	3.3%	783,846	736,301	6.5%

Operating expenses:
Site level operating	256,284	252,946	1.3%	505,844	498,861	1.4%
Selling, general and administrative	29,959	38,299	(21.8)%	67,994	79,602	(14.6)%
Real estate rent	71,257	69,144	3.1%	142,069	137,143	3.6%
Depreciation and amortization	29,918	28,649	4.4%	57,466	60,449	(4.9)%
Impairment of goodwill	51,500	—	NM	51,500	—	NM
Total operating expenses	438,918	389,038	12.8%	824,873	776,055	6.3%

(Loss) income from operations	(35,196)	1,673	NM	(41,027)	(39,754)	(3.2)%

Acquisition costs	—	63	NM	—	203	NM
Interest expense, net	6,860	7,838	(12.5)%	14,448	15,222	(5.1)%
(Loss) income from equity investees	(908)	925	(198.2)%	(2,193)	1,203	(282.3)%
Loss before income taxes	(42,964)	(5,303)	(710.2)%	(57,668)	(53,976)	(6.8)%
Benefit for income taxes	9,040	2,364	282.4%	13,666	21,662	(36.9)%
Net loss	(33,924)	(2,939)	NM	(44,002)	(32,314)	(36.2)%
Less: net income for noncontrolling interests	54	47	14.9%	88	70	25.7%
Net loss attributable to common shareholders	$(33,978)	$(2,986)	NM	$(44,090)	$(32,384)	(36.1)%

Three months ended June 30, 2018, as compared to the three months ended June 30, 2017

Fuel revenues. Fuel revenues for the three months ended June 30, 2018, increased from the three months ended June 30, 2017, by $321,502, or 32.9%. The tables below show the changes in fuel sales volumes and revenues by segment. Corporate and other fuel gallons sold and fuel revenues represent wholesale sales to the locations we operate that are owned by an unconsolidated joint venture in which we own a noncontrolling interest and to other retailers.

	Three Months Ended June 30,
Fuel Gallons Sold	2018	2017	Change
Travel centers	476,093	476,076	—%
Convenience stores	64,636	65,876	(1.9)%
Corporate and other	10,025	10,395	(3.6)%
Consolidated totals	550,754	552,347	(0.3)%

	Three Months Ended June 30,
Fuel Revenues	2018	2017	Change
Travel centers	$1,123,804	$834,243	34.7%
Convenience stores	149,538	122,287	22.3%
Corporate and other	24,379	19,689	23.8%
Consolidated totals	$1,297,721	$976,219	32.9%
The increase in fuel revenues for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to an increase in market prices for fuel. In addition, the decline in fuel sales volumes at same sites was largely offset by fuel sales volumes at new sites. The decrease in fuel sales volume at same sites was primarily due to the continued effects of fuel efficiency gains and competition, partially offset by our fuel pricing and marketing strategies.
Nonfuel revenues. Nonfuel revenues for the three months ended June 30, 2018, increased by $20,095, or 3.9%, as compared to the three months ended June 30, 2017, as a result of a 3.0% increase on a same site basis and sales at new sites. The increase on a same site basis was primarily due to growth in our truck service program and the positive impact of certain of our marketing initiatives.
Fuel gross margin. Fuel gross margin for the three months ended June 30, 2018, decreased by $2,972, or 3.2%, as compared to the three months ended June 30, 2017, due to the slight decline in fuel sales volumes, the continued effects of fuel efficiency gains and competition, and our loyalty program having a larger impact on fuel gross margin in the three months ended June 30, 2018, than in the three months ended June 30, 2017.
Nonfuel gross margin. Nonfuel gross margin for the three months ended June 30, 2018, increased by $16,654, or 5.7%, as compared to the three months ended June 30, 2017, due to the increase in nonfuel revenues and an increase in the nonfuel gross margin percentage. Nonfuel gross margin percentage was 57.7% and 56.7% for the three months ended June 30, 2018 and 2017, respectively. Nonfuel gross margin percentage for the three months ended June 30, 2018, increased as compared to the three months ended June 30, 2017, primarily due to a change in the mix of products and services sold, particularly the increased truck service sales.
Site level operating expenses. Site level operating expenses for the three months ended June 30, 2018, increased by $3,338, or 1.3%, as compared to the three months ended June 30, 2017, primarily due to an increase in labor costs related to the increase in nonfuel sales. Site level operating expenses as a percentage of nonfuel revenues improved to 47.6% for the three months ended June 30, 2018, from 48.8% for the three months ended June 30, 2017. The improvement in site level operating expenses as a percentage of nonfuel revenues was primarily the result of the growth in our truck service program and our cost savings initiatives, as well as excess transaction fees of $2,798 charged by Comdata in the three months ended June 30, 2017.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2018, decreased by $8,340, or 21.8%, as compared to the three months ended June 30, 2017. This decrease was primarily attributable to $10,082 of reimbursed litigation costs collected from Comdata during the three months ended June 30, 2018, as compared to litigation expenses of $2,527 incurred during the three months ended June 30, 2017, and certain cost savings initiatives, partially offset by an increase in compensation expense, which included approximately $1,792 related to the retirement agreement with our former Chief Executive Officer, or CEO, in addition to annual salary increases and increased headcount, and a $1,354 increase in legal fees in connection with matters unrelated to Comdata.
Real estate rent expense. Real estate rent expense for the three months ended June 30, 2018, increased by $2,113, or 3.1%, as compared to the three months ended June 30, 2017. The increase in real estate rent expense was primarily a result of our sale to, and lease back from, HPT of one development property in May 2017 and improvements at leased sites since the beginning of 2017.
Depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 2018, increased by $1,269, or 4.4%, as compared to the three months ended June 30, 2017. This increase primarily resulted from $2,585 of write offs of certain assets during the three months ended June 30, 2018 and the growth since June 30, 2017, in our amount of depreciable assets as a result of the locations we acquired and other capital investments we completed (and did not subsequently sell to HPT).
Impairment of goodwill. During the three months ended June 30, 2018, we recognized an impairment charge of $51,500 related to goodwill recognized in our convenience stores segment. Prior to this impairment charge, the total amount of convenience store segment assets was approximately $466,623, including $69,940 of goodwill. The impairment charge reflects the amount by which the carrying value of the segment exceeded its estimated fair value (see Note 4 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for additional discussion of the impairment charge and fair value estimate). More specifically, this charge primarily is due to the results in this segment failing to meet our projections in connection with convenience store acquisitions completed in 2013 through 2016, as well as changes in certain assumptions that affect the business valuations, including an increase in the discount rate applied.
Benefit for income taxes. We had an income tax benefit of $9,040 and $2,364 for the three months ended June 30, 2018 and 2017, respectively. The increase in the income tax benefit is due to the increase in the pretax loss generated for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, partially offset by a lower effective tax rate as a result of the Tax Cuts and Jobs Act enacted in December 2017, which reduced the federal corporate income tax rate from 35% to 21%.
Six months ended June 30, 2018, as compared to the six months ended June 30, 2017

Fuel revenues. Fuel revenues for the six months ended June 30, 2018, increased from the six months ended June 30, 2017, by $498,755, or 26.3%. The tables below show the changes in fuel sales volumes and revenues by segment. Corporate and other fuel gallons sold and fuel revenues represent wholesale sales to the locations we operate that are owned by an unconsolidated joint venture in which we own a noncontrolling interest and to other retailers.

	Six Months Ended June 30,
Fuel Gallons Sold	2018	2017	Change
Travel centers	925,294	923,766	0.2%
Convenience stores	120,951	123,195	(1.8)%
Corporate and other	18,728	19,542	(4.2)%
Consolidated totals	1,064,973	1,066,503	(0.1)%

	Six Months Ended June 30,
Fuel Revenues	2018	2017	Change
Travel centers	$2,089,830	$1,635,962	27.7%
Convenience stores	264,540	225,993	17.1%
Corporate and other	43,478	37,138	17.1%
Consolidated totals	$2,397,848	$1,899,093	26.3%

The increase in fuel revenues for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to an increase in market prices for fuel. In addition, the decline in fuel sales volumes at same sites was largely offset by fuel sales volumes at new sites. The decrease in fuel sales volumes at same sites was primarily due to the continued effects of fuel efficiency gains and competition, partially offset by our fuel pricing and marketing strategies.
Nonfuel revenues. Nonfuel revenues for the six months ended June 30, 2018, increased by $36,324, or 3.7%, as compared to the six months ended June 30, 2017, primarily as a result of a 2.9% increase on a same site basis and sales at new sites. The increase on a same site basis was primarily due to an increase in our truck service program and the positive impact of certain of our marketing initiatives.
Fuel gross margin. Fuel gross margin for the six months ended June 30, 2018, increased by $17,424, or 10.6%, as compared to the six months ended June 30, 2017, primarily as a result of the $23,251 benefit recognized in the first quarter of 2018 in connection with the February 2018 reinstatement for 2017 of the federal biodiesel tax credit. Without this $23,251 benefit, fuel gross margin declined by $5,827, primarily due to the slight decline in fuel sales volumes and our loyalty program having a larger impact on fuel gross margin in the six months ended June 30, 2018, than in the six months ended June 30, 2017.
Nonfuel gross margin. Nonfuel gross margin for the six months ended June 30, 2018, increased by $31,259, or 5.6%, as compared to the six months ended June 30, 2017, due to the increase in nonfuel revenues and an increase in the nonfuel gross margin percentage. Nonfuel gross margin percentage was 58.2% and 57.2% for the six months ended June 30, 2018 and 2017, respectively. Nonfuel gross margin percentage for the six months ended June 30, 2018, increased as compared to the six months ended June 30, 2017, primarily due to a change in the mix of products and services sold, particularly the increased truck service sales.
Site level operating expenses. Site level operating expenses for the six months ended June 30, 2018, increased by $6,983, or 1.4%, as compared to the six months ended June 30, 2017, primarily due to an increase in labor costs related to the increase in nonfuel sales. Site level operating expenses as a percentage of nonfuel revenues improved to 49.6% for the six months ended June 30, 2018, from 50.8% for the six months ended June 30, 2017. The improvement in site level operating expenses as a percentage of nonfuel revenues was primarily the result of excess transaction fees of $4,611 charged by Comdata in the six months ended June 30, 2017, as well as the growth in our truck service programs and our cost savings initiatives.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2018, decreased by $11,608, or 14.6%, as compared to the six months ended June 30, 2017. This decrease was primarily attributable to $10,082 of reimbursed litigation costs collected from Comdata during the six months ended June 30, 2018, as compared to litigation expenses of $8,899 incurred during the six months ended June 30, 2017, and certain cost savings initiatives, partially offset by an increase in compensation expense, which included approximately $3,571 related to the retirement agreement with our former CEO in addition to annual salary increases and increased headcount, and a $2,129 increase in legal fees in connection with matters unrelated to Comdata.
Real estate rent expense. Real estate rent expense for the six months ended June 30, 2018, increased by $4,926, or 3.6%, as compared to the six months ended June 30, 2017. The increase in real estate rent expense was primarily a result of our sale to, and lease back from, HPT of one development property in May 2017 and improvements at leased sites since the beginning of 2017.
Depreciation and amortization expense. Depreciation and amortization expense for the six months ended June 30, 2018, decreased by $2,983, or 4.9%, as compared to the six months ended June 30, 2017. This decrease primarily resulted from $5,227 of write offs of certain assets during the six months ended June 30, 2017, partially offset by $2,585 of write offs of certain assets during the three months ended June 30, 2018, and the growth since June 30, 2017, in our amount of depreciable assets as a result of the locations we acquired and other capital investments we completed (and did not subsequently sell to HPT).
Impairment of goodwill. During the six months ended June 30, 2018, we recognized an impairment charge of $51,500 related to goodwill recognized in our convenience stores segment. Prior to this impairment charge, the total amount of convenience store segment assets was approximately $466,623, including $69,940 of goodwill. The impairment charge reflects the amount by which the carrying value of the segment exceeded its estimated fair value (see Note 4 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for additional discussion of the impairment charge and fair value estimate). More specifically, this charge primarily is due to the results in this segment failing to meet our projections in connection with convenience store acquisitions completed in 2013 through 2016, as well as changes in certain assumptions that affect the business valuations, including an increase in the discount rate applied.

Benefit for income taxes. We had an income tax benefit of $13,666 and $21,662 for the six months ended June 30, 2018 and 2017, respectively. The decrease in the income tax benefit is due to a lower effective tax rate as a result of the Tax Cuts and Jobs Act enacted in December 2017, which reduced the federal corporate income tax rate from 35% to 21%, partially offset by an increase in our pretax loss.

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
Travel Centers
The following table presents changes in the operating results for our travel centers segment for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
Number of company operated travel center locations at end of period	230	227	3		230	227	3
Number of franchise operated travel center locations at end of period	27	29	(2)		27	29	(2)

Fuel:
Fuel sales volume (gallons)	476,093	476,076	—%		925,294	923,766	0.2%
Fuel revenues	$1,123,804	$834,243	34.7%		$2,089,830	$1,635,962	27.7%
Fuel gross margin	73,937	76,189	(3.0)%		156,314	138,021	13.3%
Fuel gross margin per gallon	$0.155	$0.160	(3.1)%		$0.169	$0.149	13.4%

Nonfuel:
Nonfuel revenues	$460,349	$436,413	5.5%		$874,725	$830,619	5.3%
Nonfuel gross margin	279,678	262,186	6.7%		535,752	502,819	6.5%
Nonfuel gross margin percentage	60.8%	60.1%	70	pts	61.2%	60.5%	70	pts

Total revenues	$1,587,180	$1,274,149	24.6%		$2,970,710	$2,473,487	20.1%
Total gross margin	356,642	341,868	4.3%		698,221	647,746	7.8%
Site level operating expenses	222,561	218,121	2.0%		440,121	431,522	2.0%
Site level operating expenses as a percentage of nonfuel revenues	48.3%	50.0%	(170	)pts	50.3%	52.0%	(170	)pts
Site level gross margin in excess of site level operating expenses	$134,081	$123,747	8.4%		$258,100	$216,224	19.4%

The following table presents our same site operating results for our travel centers segment for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
Number of same site company operated travel center locations	224	224	—		223	223	—

Fuel:
Fuel sales volume (gallons)	471,542	476,076	(1.0)%		914,936	922,560	(0.8)%
Fuel revenues	$1,113,621	$834,059	33.5%		$2,066,755	$1,634,191	26.5%
Fuel gross margin	72,558	76,140	(4.7)%		153,183	137,810	11.2%
Fuel gross margin per gallon	$0.154	$0.160	(3.8)%		$0.167	$0.149	12.1%

Nonfuel:
Nonfuel revenues	$455,130	$436,362	4.3%		$861,319	$827,241	4.1%
Nonfuel gross margin	276,510	262,153	5.5%		527,343	500,567	5.3%
Nonfuel gross margin percentage	60.8%	60.1%	70	pts	61.2%	60.5%	70	pts

Total gross margin	$349,068	$338,293	3.2%		$680,526	$638,377	6.6%
Site level operating expenses	219,405	217,593	0.8%		432,286	428,011	1.0%
Site level operating expenses as a percentage of nonfuel revenues	48.2%	49.9%	(170	)pts	50.2%	51.7%	(150	)pts
Site level gross margin in excess of site level operating expenses	$129,663	$120,700	7.4%		$248,240	$210,366	18.0%
Three months ended June 30, 2018, as compared to the three months ended June 30, 2017
Revenues. Fuel revenues for the three months ended June 30, 2018, increased by $289,561, or 34.7%, from the three months ended June 30, 2017. The table below shows the factors that caused the changes in total fuel sales volume and revenues for our travel centers segment between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended June 30, 2017	476,076	$834,243
Increase due to petroleum products price changes		289,614
Decrease due to same site volume changes	(4,534)	(10,708)
Increase due to locations opened	4,551	10,655
Net change from prior year period	17	289,561
Results for the three months ended June 30, 2018	476,093	$1,123,804
The increase in fuel revenues reflected an increase in market prices for fuel and fuel sales volume at new sites, partially offset by a decrease in fuel sales volume on a same site basis. On a same site basis, fuel sales volume decreased by 1.0% during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, due to the continued effects of fuel efficiency gains and competition, partially offset by our fuel pricing and marketing strategies.
Nonfuel revenues for the three months ended June 30, 2018, increased by $23,936, or 5.5%, as compared to the three months ended June 30, 2017, primarily due to an increase in nonfuel revenues on a same site basis. The increase on a same site basis was primarily a result of growth in our truck service program and the positive impact of certain of our marketing initiatives.

Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the three months ended June 30, 2018, increased by $10,334, or 8.4%, as compared to the three months ended June 30, 2017, primarily due to an increase on a same site basis.
On a same site basis, site level gross margin in excess of site level operating expenses increased by $8,963, or 7.4%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This increase primarily resulted from the following factors:

•
an increase in nonfuel gross margin due to the increase in nonfuel revenues and an increase in our nonfuel gross margin percentage that primarily was due to the change in the mix of products and services sold; and

•
an improvement in our site level operating expenses as a percentage of nonfuel revenues that primarily was due to growth in our truck service programs, our cost savings initiatives and the excess transaction fees charged by Comdata in 2017.

The increases above were partially offset by a decrease in fuel gross margin that primarily was due to the decline in fuel sales volume and our loyalty program having a larger impact on fuel gross margin in the three months ended June 30, 2018, than in the three months ended June 30, 2017.
Six months ended June 30, 2018, as compared to the six months ended June 30, 2017
Revenues. Fuel revenues for the six months ended June 30, 2018, increased by $453,868, or 27.7%, from the six months ended June 30, 2017. The table below shows the factors that caused the changes in total fuel sales volume and revenues for our travel centers segment between periods.

	Gallons Sold	Fuel Revenues
Results for the six months ended June 30, 2017	923,766	$1,635,962
Increase due to petroleum products price changes		449,860
Decrease due to same site volume changes	(7,624)	(17,256)
Increase due to locations opened	9,152	21,264
Net change from prior year period	1,528	453,868
Results for the six months ended June 30, 2018	925,294	$2,089,830
The increase in fuel revenues reflected an increase in market prices for fuel and fuel sales volume at new sites, partially offset by a decrease in fuel sales volume on a same site basis. On a same site basis, fuel sales volume decreased by 0.8% during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, due to the continued effects of fuel efficiency gains and competition, partially offset by our fuel pricing and marketing strategies.
Nonfuel revenues for the six months ended June 30, 2018, increased by $44,106, or 5.3%, as compared to the six months ended June 30, 2017, primarily due to an increase in nonfuel revenues on a same site basis. The increase on a same site basis was primarily a result of growth in our truck service program and the positive impact of certain of our marketing initiatives.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the six months ended June 30, 2018, increased by $41,876, or 19.4%, as compared to the six months ended June 30, 2017, primarily due to an increase on a same site basis.
On a same site basis, site level gross margin in excess of site level operating expenses increased by $37,874, or 18.0%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This increase primarily resulted from the following factors:

•	an increase in nonfuel gross margin due to the increase in nonfuel revenues and an increase in our nonfuel gross margin percentage primarily due to the change in the mix of products and services sold;

•	an increase in fuel gross margin that primarily resulted from the federal biodiesel tax credit of $23,024; and

•
an improvement in our site level operating expenses as a percentage of nonfuel revenues primarily as a result of excess transaction fees charged by Comdata during the 2017 period, as well as growth in our truck service programs and our cost savings initiatives.

Convenience Stores
The following table presents changes in the operating results for our convenience stores segment for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
Number of company operated convenience store locations at end of period	229	232	(3)		229	232	(3)
Number of dealer operated convenience store locations at end of period	1	1	—		1	1	—

Fuel:
Fuel sales volume (gallons)	64,636	65,876	(1.9)%		120,951	123,195	(1.8)%
Fuel revenues	$149,538	$122,287	22.3%		$264,540	$225,993	17.1%
Fuel gross margin	14,832	15,535	(4.5)%		25,973	26,780	(3.0)%
Fuel gross margin per gallon	$0.229	$0.236	(3.0)%		$0.215	$0.217	(0.9)%

Nonfuel:
Nonfuel revenues	$69,589	$71,884	(3.2)%		$128,001	$132,586	(3.5)%
Nonfuel gross margin	24,931	25,115	(0.7)%		46,008	46,230	(0.5)%
Nonfuel gross margin percentage	35.8%	34.9%	90	pts	35.9%	34.9%	100	pts

Total revenues	$219,179	$194,225	12.8%		$392,646	$358,687	9.5%
Total gross margin	39,815	40,704	(2.2)%		72,086	73,118	(1.4)%
Site level operating expenses	28,332	28,997	(2.3)%		55,692	56,048	(0.6)%
Site level operating expenses as a percentage of nonfuel revenues	40.7%	40.3%	40	pts	43.5%	42.3%	120	pts
Site level gross margin in excess of site level operating expenses	$11,483	$11,707	(1.9)%		$16,394	$17,070	(4.0)%

The following table presents our same site operating results for our convenience stores segment for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
Number of same site company operated convenience store locations	226	226	—		226	226	—

Fuel:
Fuel sales volume (gallons)	64,604	65,248	(1.0)%		120,579	122,053	(1.2)%
Fuel revenues	$149,464	$121,127	23.4%		$263,762	$223,899	17.8%
Fuel gross margin	14,840	15,413	(3.7)%		25,936	26,563	(2.4)%
Fuel gross margin per gallon	$0.230	$0.236	(2.5)%		$0.215	$0.218	(1.4)%

Nonfuel:
Nonfuel revenues	$69,573	$71,478	(2.7)%		$127,781	$131,827	(3.1)%
Nonfuel gross margin	24,927	24,979	(0.2)%		45,935	45,972	(0.1)%
Nonfuel gross margin percentage	35.8%	34.9%	90	pts	35.9%	34.9%	100	pts

Total gross margin	$39,767	$40,392	(1.5)%		$71,871	$72,535	(0.9)%
Site level operating expenses	28,153	28,766	(2.1)%		55,326	55,603	(0.5)%
Site level operating expenses as a percentage of nonfuel revenues	40.5%	40.2%	30	pts	43.3%	42.2%	110	pts
Site level gross margin in excess of site level operating expenses	$11,614	$11,626	(0.1)%		$16,545	$16,932	(2.3)%
Three months ended June 30, 2018, as compared to the three months ended June 30, 2017
Revenues. Fuel revenues for the three months ended June 30, 2018, increased by $27,251, or 22.3%, as compared to the three months ended June 30, 2017. The table below shows the factors that caused the changes in total fuel sales volume and revenues for our convenience stores segment between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended June 30, 2017	65,876	$122,287
Increase due to petroleum products price changes		29,581
Decrease due to same site volume changes	(644)	(1,243)
Decrease due to locations closed	(596)	(1,087)
Net change from prior year period	(1,240)	27,251
Results for the three months ended June 30, 2018	64,636	$149,538
The increase in fuel revenues in our convenience stores segment was due to an increase in market prices for fuel. On a same site basis, fuel sales volume decreased by 1.0% during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The decrease in same site fuel sales volume was primarily due to the continued effects of competition.
Nonfuel revenues for the three months ended June 30, 2018, decreased by $2,295, or 3.2%, as compared to the three months ended June 30, 2017, primarily due to a decrease in nonfuel revenues on a same site basis. The decrease on a same site basis was primarily due to increased competition.

Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the three months ended June 30, 2018, decreased by $224, or 1.9%, as compared to the three months ended June 30, 2017, primarily due to three locations we closed in 2018 and a decrease on a same site basis.
On a same site basis, site level gross margin in excess of site level operating expenses decreased by $12, or 0.1%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This decrease primarily resulted from the following factors:

•	a decrease in fuel gross margin as a result of a decrease in fuel sales volume and a decline in the fuel gross margin per gallon; and

•	a decrease in nonfuel gross margin due to a decrease in nonfuel revenues.
The decreases above were partially offset by a decrease in site level operating expenses primarily due to our cost savings initiatives.
Six months ended June 30, 2018, as compared to the six months ended June 30, 2017
Revenues. Fuel revenues for the six months ended June 30, 2018, increased by $38,547, or 17.1%, as compared to the six months ended June 30, 2017. The table below shows the factors that caused the changes in total fuel sales volume and revenues for our convenience stores segment between periods.

	Gallons Sold	Fuel Revenues
Results for the six months ended June 30, 2017	123,195	$225,993
Increase due to petroleum products price changes		42,572
Decrease due to same site volume changes	(1,474)	(2,709)
Decrease due to locations closed	(770)	(1,316)
Net change from prior year period	(2,244)	38,547
Results for the six months ended June 30, 2018	120,951	$264,540
The increase in fuel revenues in our convenience stores segment was due to an increase in market prices for fuel, partially offset by a decrease in fuel sales volume on a same site basis and due to three locations closed in 2018. On a same site basis, fuel sales volume decreased by 1.2% during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The decrease in same site fuel sales volume was primarily due to the continued effects of competition.
Nonfuel revenues for the six months ended June 30, 2018, decreased by $4,585, or 3.5%, as compared to the six months ended June 30, 2017, primarily due to a decrease in nonfuel revenues on a same site basis and as a result of the three locations closed in 2018. The decrease on a same site basis was primarily due to increased competition.
Site level gross margin in excess of site level operating expenses. Site level gross margin in excess of site level operating expenses for the six months ended June 30, 2018, decreased by $676, or 4.0%, as compared to the six months ended June 30, 2017, primarily due to a decrease on a same site basis and as a result of the three locations closed in 2018.
On a same site basis, site level gross margin in excess of site level operating expenses decreased by $387, or 2.3%, for the six months ended June 30, 2018, as compared to six months ended June 30, 2017. This decrease primarily resulted from the following factors:

•	a decrease in fuel gross margin as a result of a decrease in fuel sales volume and a decline in the fuel gross margin per gallon; and

•	a decrease in nonfuel gross margin due to a decrease in nonfuel revenues.
The decreases above were partially offset by a decrease in site level operating expenses primarily due to our cost savings initiatives.

Liquidity and Capital Resources
Our principal liquidity requirements are to meet our operating and financing costs and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are our:

•	cash balance;

•	operating cash flow;

•	our revolving credit facility, or our Credit Facility, with a current maximum availability of $200,000 subject to limits based on our qualified collateral;

•	sales to HPT of improvements we make to the sites we lease from HPT;

•	potential issuances of new debt and equity securities; and

•	potential financing or selling of unencumbered real estate that we own.
We believe that the primary risks we currently face with respect to our operating cash flow are:

•	continuing decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency, fuel conservation and alternative fuels;

•	decreased demand for our products and services that we may experience as a result of competition or otherwise;

•	the fixed nature of a significant portion of our expenses, which may restrict our ability to realize a sufficient reduction in our expenses to offset a reduction in our revenues;

•	the possible inability of acquired or developed properties to generate the stabilized financial results we expected at the time of acquisition or development;

•	the risk of an economic slowdown or recession in the U.S. economy; and

•
the negative impacts on our gross margins and working capital requirements if there were a return to the higher level of prices for petroleum products we experienced in prior years or due to increases in the cost of our fuel or nonfuel products resulting from inflation generally.

Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our growth strategy of selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $78,189 at June 30, 2018, and net cash provided by operating activities of $82,033 for the six months ended June 30, 2018, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities.
Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At June 30, 2018, based on our qualified collateral, a total of $133,773 was available to us for loans and letters of credit under the Credit Facility. At June 30, 2018, there were no loans outstanding under the Credit Facility but we had outstanding $17,795 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $115,978 available for our use as of that date.
Sources and Uses of Cash
Cash flow from operating activities. During the six months ended June 30, 2018 and 2017, we had net cash inflows from operating activities of $82,033 and $15,136, respectively. The increase in net cash provided by operations of $66,897 was due to more cash generated from working capital as well as improved operating results for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, before taking into account the noncash depreciation and amortization expense, impairment of goodwill and deferred income taxes.

Cash flow from investing activities. During the six months ended June 30, 2018 and 2017, we had net cash outflows from investing activities of $39,662 and $1,408, respectively. The increase in net cash outflows from investing activities resulted from a decrease in proceeds from asset sales to HPT, partially offset by lower capital expenditures and acquisition activity. See Note 6 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our transactions with HPT.
Cash flow from financing activities. During the six months ended June 30, 2018 and 2017, we had net cash outflows and inflows from financing activities of $141 and $1,478, respectively.

Related Party Transactions
We have relationships and historical and continuing transactions with HPT, The RMR Group LLC, or RMR, Affiliates Insurance Company, or AIC, and others related to them. For example: HPT is our former parent company, our largest shareholder and our principal landlord; RMR provides management services to both us and to HPT and RMR employs certain of our and HPT's executive officers, as well as our Managing Directors and HPT's managing trustees. We also have relationships and historical and continuing transactions with other companies to which RMR or its subsidiaries provide management services and which may have directors, trustees and officers who are also directors, trustees or officers of us, HPT or RMR, including AIC, of which we, HPT and five other companies to which RMR provides management services each own 14.3% and, which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related party transactions, see Notes 6, 7 and 8 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, please see the section captioned "Risk Factors" of our Annual Report for a description of risks that may arise as a result of these and other related party transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related parties, including our business management agreement and former property management agreement with RMR, our various agreements with HPT and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related parties, including businesses to which RMR or its subsidiaries provide management services.

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
For further information about these and other environmental and climate change matters, and the related risks that may arise, see the disclosure under the heading "Environmental Contingencies" in Note 9 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report, filed with the SEC on February 28, 2018. Our exposure to market risks has not changed materially from those set forth in our Annual Report.

Item 4.  Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2018.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2018, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "ESTIMATE," "WILL," "MAY" AND NEGATIVES AND DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS THAT APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE STATEMENTS THAT:

•
OUR OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018, REFLECT INCREASES IN FUEL AND NONFUEL REVENUES AND NONFUEL GROSS MARGIN OVER THE SAME PERIOD LAST YEAR, WHICH MAY IMPLY THAT OUR FUEL AND NONFUEL REVENUES AND NONFUEL GROSS MARGIN ARE IMPROVING AND WILL CONTINUE TO IMPROVE. HOWEVER, CERTAIN OF THESE IMPROVEMENTS RESULTED FROM UNIQUE ITEMS THAT MAY NOT OCCUR IN THE FUTURE. IN ADDITION, FUEL PRICES, CUSTOMER DEMAND AND COMPETITIVE CONDITIONS, AMONG OTHER FACTORS, MAY SIGNIFICANTLY IMPACT OUR FUEL AND NONFUEL REVENUES AND THE COSTS OF OUR NONFUEL PRODUCTS MAY INCREASE IN THE FUTURE BECAUSE OF INFLATION OR OTHER REASONS. IF FUEL PRICES OR FUEL OR NONFUEL SALES VOLUMES DECLINE, IF WE ARE NOT ABLE TO PASS INCREASED NONFUEL COSTS TO OUR CUSTOMERS, OR IF OUR NONFUEL SALES MIX CHANGES IN A MANNER THAT NEGATIVELY IMPACTS OUR NONFUEL GROSS MARGIN, OUR FUEL OR NONFUEL REVENUES AND OUR NONFUEL GROSS MARGIN MAY DECLINE;

•
DURING THE THREE AND SIX MONTHS ENDED JUNE 30, 2018, WE RECOGNIZED AN IMPAIRMENT OF OUR GOODWILL RELATED TO THE CONVENIENCE STORES SEGMENT OF $51.5 MILLION, LEAVING A GOODWILL BALANCE OF $18.4 MILLION FOR THE CONVENIENCE STORES SEGMENT. THIS MAY IMPLY THAT THE REMAINING GOODWILL BALANCE IN THE CONVENIENCE STORES SEGMENT AND THE OTHER GOODWILL RECOGNIZED ON OUR CONSOLIDATED BALANCE SHEETS AND THE CARRYING VALUE OF THE CONVENIENCE STORES SEGMENT ARE ALL FULLY REALIZABLE. THIS MAY NOT BE THE CASE. THE DETERMINATION OF A FAIR VALUE OF THE OPERATING SEGMENT INHERENT IN THE GOODWILL IMPAIRMENT ASSESSMENT PROCESS INVOLVES EXERCISE OF SIGNIFICANT MANAGEMENT JUDGMENTS AND ESTIMATES AND THE RESULTS OF THE ASSESSMENT ARE SENSITIVE TO THESE JUDGMENTS AND ESTIMATES. APPLICATION OF DIFFERENT ASSUMPTIONS COULD LEAD TO DIFFERENT RESULTS, POSSIBLY MATERIALLY DIFFERENT. FURTHER, CIRCUMSTANCES COULD CHANGE IN THE FUTURE, CAUSING SOME OR ALL OF THE RECORDED ASSETS TO NOT BE FULLY REALIZED;

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

•
WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200.0 MILLION. THE AVAILABILITY OF THIS MAXIMUM AMOUNT IS SUBJECT TO LIMITS BASED ON OUR QUALIFIED COLLATERAL, INCLUDING OUR ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORY, THAT VARIES IN AMOUNT FROM TIME TO TIME. ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200.0 MILLION. AT JUNE 30, 2018, BASED ON OUR ELIGIBLE COLLATERAL AT THAT DATE, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY WAS $133.8 MILLION, OF WHICH WE HAD USED $17.8 MILLION FOR OUTSTANDING LETTERS OF CREDIT. THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300.0 MILLION, THE AVAILABILITY OF WHICH IS SUBJECT TO LIMITS BASED ON OUR AVAILABLE COLLATERAL AND LENDER PARTICIPATION. HOWEVER, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE SIZE OF OUR CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY WANT OR NEED TO DO SO;

•
WE MAY FINANCE OR SELL UNENCUMBERED REAL ESTATE THAT WE OWN. HOWEVER, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE OR WHAT THE TERMS OF ANY SUCH SALE OR FINANCING WOULD BE; AND

•
IN THE THREE AND SIX MONTHS ENDED JUNE 30, 2018, CERTAIN OF OUR OPERATING RESULTS IMPROVED. WE ACHIEVED CERTAIN COST SAVINGS AND OUR GROSS MARGIN INCREASED. THIS MAY IMPLY THAT WE WILL BE PROFITABLE IN THE FUTURE. IN FACT, SINCE WE BECAME A PUBLIC COMPANY IN 2007, WE HAVE BEEN ABLE TO PRODUCE ONLY OCCASIONAL PROFITS AND WE HAVE ACCUMULATED SIGNIFICANT LOSSES. WE MAY BE UNABLE TO PRODUCE FUTURE PROFITS AND OUR LOSSES MAY INCREASE.

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

Part II. Other Information

Item 1. Legal Proceedings
The disclosure under the heading "Legal Proceedings" in Note 9 to the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

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

Exhibit 3.2
Composite copy of Amended and Restated Limited Liability Company Agreement of TravelCenters of America LLC dated as of May 20, 2013, as amended to date (Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed on November 8, 2016)

Exhibit 3.3
Amended and Restated Bylaws of TravelCenters of America LLC, as amended and restated on September 7, 2016 (Incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 28, 2017, as amended by Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on May 17, 2017)

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

Exhibit 4.6	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

Exhibit 4.7	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

Exhibit 4.8	Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

Exhibit 10.1	The TravelCenters of America LLC 2016 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 30, 2018)

Exhibit 10.2	Summary of Director Compensation (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 30, 2018)

Exhibit 10.3	Amended and Restated Form of Indemnification Agreement (filed herewith)

Exhibit 10.4
Second Amendment to Lease Agreement, dated as of May 25, 2018, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (filed herewith)

Exhibit 10.5
Final Order and Judgment, issued April 9, 2018 by the Court of Chancery of the State of Delaware in the case of TA Operating LLC, Plaintiff, v. Comdata, Inc. and FleetCor Technologies, Inc., Defendants, (C.A. No. 12954-CB) (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 13, 2018)

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

Exhibit 101.1
The following materials from TravelCenters of America LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (filed herewith)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

		By:	/s/ William E. Myers
Date:	August 6, 2018		Name:	William E. Myers
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)