Form 10-Q
period 2018-09-30
TRAVELCENTERS OF AMERICA LLC
filed 2018-11-05
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

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

Number of Common Shares outstanding at November 2, 2018: 39,768,115 common shares.

As used herein the terms "we," "us," "our" and "TA" include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC
Consolidated Balance Sheets (Unaudited)
(in thousands)

	September 30, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$85,519	$35,526
Accounts receivable (less allowance for doubtful accounts of $1,044 and $809 as of September 30, 2018 and December 31, 2017, respectively)	168,990	125,501
Inventory	198,021	186,867
Other current assets	27,050	27,015
Current assets of discontinued operations	335,698	23,609
Total current assets	815,278	398,518

Property and equipment, net	606,219	613,196
Goodwill and intangible assets, net	48,681	50,351
Other noncurrent assets	121,761	89,955
Noncurrent assets of discontinued operations	—	466,112
Total assets	$1,591,939	$1,618,132

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$204,178	$155,581
Current HPT Leases liabilities	42,122	41,389
Other current liabilities	173,353	128,017
Current liabilities of discontinued operations	11,636	2,311
Total current liabilities	431,289	327,298

Long term debt, net	320,303	319,634
Noncurrent HPT Leases liabilities	357,560	368,782
Other noncurrent liabilities	26,774	27,376
Noncurrent liabilities of discontinued operations	—	8,547
Total liabilities	1,135,926	1,051,637

Shareholders' equity:
Common shares, no par value, 43,369 and 41,369 shares authorized as of September 30, 2018 and December 31, 2017, respectively, and 39,768 and 39,984 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	694,772	690,688
Accumulated other comprehensive income	598	580
Accumulated deficit	(240,824)	(126,220)
Total TA shareholders' equity	454,546	565,048
Noncontrolling interests	1,467	1,447
Total shareholders' equity	456,013	566,495
Total liabilities and shareholders' equity	$1,591,939	$1,618,132
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2018	2017
Revenues:
Fuel	$1,172,913	$908,456
Nonfuel	482,621	465,232
Rent and royalties from franchisees	3,863	4,535
Total revenues	1,659,397	1,378,223

Cost of goods sold (excluding depreciation):
Fuel	1,096,065	839,065
Nonfuel	192,951	185,127
Total cost of goods sold	1,289,016	1,024,192

Operating expenses:
Site level operating	233,344	216,303
Selling, general and administrative	35,097	34,348
Real estate rent	71,116	69,032
Depreciation and amortization	20,407	19,990
Total operating expenses	359,964	339,673

Income from operations	10,417	14,358

Interest expense, net	7,518	7,507
Other (income) expense, net	(569)	(481)
Income before income taxes and discontinued operations	3,468	7,332
(Provision) benefit for income taxes	(1,879)	55,941
Income from continuing operations	1,589	63,273
Loss from discontinued operations, net of taxes	(72,069)	(966)
Net (loss) income	(70,480)	62,307
Less: net income for noncontrolling interests	34	30
Net (loss) income attributable to common shareholders	$(70,514)	$62,277

Other comprehensive income, net of taxes:
Foreign currency income, net of taxes of $22 and $78, respectively	$31	$89
Equity interest in investee's unrealized gain on investments	173	116
Other comprehensive income attributable to common shareholders	204	205

Comprehensive (loss) income attributable to common shareholders	$(70,310)	$62,482

Net (loss) income per common share attributable to common shareholders
Basic and diluted from continuing operations	$0.04	$1.60
Basic and diluted from discontinued operations	(1.81)	(0.02)
Basic and diluted	(1.77)	1.58
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2018	2017
Revenues:
Fuel	$3,308,744	$2,582,699
Nonfuel	1,377,159	1,319,308
Rent and royalties from franchisees	12,022	13,829
Total revenues	4,697,925	3,915,836

Cost of goods sold (excluding depreciation):
Fuel	3,074,621	2,373,919
Nonfuel	538,606	521,645
Total cost of goods sold	3,613,227	2,895,564

Operating expenses:
Site level operating	685,217	660,730
Selling, general and administrative	98,292	108,996
Real estate rent	212,036	205,039
Depreciation and amortization	62,076	66,875
Total operating expenses	1,057,621	1,041,640

Income (loss) from operations	27,077	(21,368)

Interest expense, net	21,963	22,738
Other expense (income), net	1,627	(1,490)
Income (loss) before income taxes and discontinued operations	3,487	(42,616)
Benefit for income taxes	713	76,437
Income from continuing operations	4,200	33,821
Loss from discontinued operations, net of taxes	(118,682)	(3,828)
Net (loss) income	(114,482)	29,993
Less: net income for noncontrolling interests	122	100
Net (loss) income attributable to common shareholders	$(114,604)	$29,893

Other comprehensive income, net of taxes:
Foreign currency (loss) income, net of taxes of $(42) and $144, respectively	$(72)	$168
Equity interest in investee's unrealized gain on investments	90	296
Other comprehensive income attributable to common shareholders	18	464

Comprehensive (loss) income attributable to common shareholders	$(114,586)	$30,357

Net (loss) income per common share attributable to common shareholders
Basic and diluted from continuing operations	$0.10	$0.85
Basic and diluted from discontinued operations	(2.97)	(0.09)
Basic and diluted	(2.87)	0.76
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(114,482)	$29,993
Less: loss from discontinued operations, net of taxes	(118,682)	(3,828)
Income from continuing operations	4,200	33,821
Adjustments to reconcile income from continuing operations to net cash provided by operating activities for continuing operations:
Noncash rent expense	(10,857)	(11,008)
Depreciation and amortization expense	62,076	66,875
Deferred income taxes	(15,285)	(79,188)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(44,154)	(33,369)
Inventory	(11,170)	(7,105)
Other assets	(66)	2,293
Accounts payable and other liabilities	107,887	43,544
Other, net	22,776	17,229
Net cash provided by operating activities for continuing operations	115,407	33,092
Net cash provided by operating activities for discontinued operations	7,423	13,335
Net cash provided by operating activities	122,830	46,427

Cash flows from investing activities:
Proceeds from asset sales with HPT	44,162	88,129
Capital expenditures	(106,756)	(85,459)
Acquisitions of businesses, net of cash acquired	—	(19,854)
Investment in equity investee	(1,359)	(4,500)
Net cash used in investing activities for continuing operations	(63,953)	(21,684)
Net cash used in investing activities for discontinued operations	(7,429)	(13,321)
Net cash used in investing activities	(71,382)	(35,005)

Cash flows from financing activities:
Proceeds from sale leaseback transactions with HPT	491	2,361
Sale leaseback financing obligation payments	(802)	(555)
Other, net	(1,071)	(121)
Net cash (used in) provided by financing activities	(1,382)	1,685

Effect of exchange rate changes on cash	(80)	233
Net increase in cash and cash equivalents	49,986	13,340
Cash and cash equivalents at the beginning of the period	36,082	61,312
Cash and cash equivalents at the end of the period	86,068	74,652
Less: cash of discontinued operations at the end of the period	549	555
Cash and cash equivalents of continuing operations at the end of the period	$85,519	$74,097

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$21,855	$21,817
Income taxes paid, net of refunds	166	424
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

1.	Business Description and Basis of Presentation
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company. As of September 30, 2018, we operated and franchised 302 travel centers and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of September 30, 2018, our business included 259 travel centers in 43 states in the United States, primarily along the U.S. interstate highway system, and the province of Ontario, Canada, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of our 259 travel centers at September 30, 2018, we owned 32, we leased 201, we operated two for a joint venture in which we own a noncontrolling interest and 24 were owned or leased from others by our franchisees. We operated 233 of our travel centers and franchisees operated 26 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants and various customer amenities.
As of September 30, 2018, our business included 43 standalone restaurants in 13 states in the United States operated primarily under the "Quaker Steak & Lube", or QSL, brand name. Of our 43 standalone restaurants at September 30, 2018, we operated 15 restaurants (six we owned, eight we leased and one we operated for a joint venture in which we own a noncontrolling interest) and 28 were owned or leased from others and operated by our franchisees.
We manage our business as one reportable segment. Our locations use similar processes to sell similar products and services. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
During the third quarter of 2018, we entered into an agreement to sell our convenience stores business. We expect to complete this sale in the fourth quarter of 2018. As a result of this agreement, the results of the convenience stores business are reported as held for sale and presented as discontinued operations for all periods presented in the consolidated statements of operations and comprehensive (loss) income. Additionally, the assets and liabilities of the convenience stores business have been presented as discontinued operations in our consolidated balance sheets. The sale of our convenience stores business eliminated the requirement to report information of our convenience stores segment. See Note 4 for more information about our discontinued operations.
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

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 1 input), the aggregate fair value of our Senior Notes on September 30, 2018, was $326,188.
Goodwill Impairment
Goodwill is tested for impairment annually as of July 31, or more frequently if the circumstances warrant, at the reporting unit level. During the second quarter of 2018, prior to classifying our convenience stores business as held for sale and as a discontinued operation, we determined that the decline in site level gross margin in excess of site level operating expenses for our convenience stores business for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, in conjunction with the fact that the operating results for the convenience stores business, since acquisition, failed to meet our forecasted results was an indicator of impairment of the goodwill in our convenience stores business. Accordingly, we performed an impairment assessment of the goodwill in the convenience stores business as of May 31, 2018, using the same quantitative analysis approach that we historically followed for our goodwill impairment assessments. Based on this assessment, during the second quarter of 2018, we recorded an impairment charge of $51,500, which is presented in loss from discontinued operations, net of taxes in our consolidated statements of operations and comprehensive (loss) income.
As a result of our convenience stores business being classified as held for sale and presented as a discontinued operation, we recognized a goodwill impairment charge of $17,942 in the convenience stores reporting unit as of September 1, 2018. See Note 4 for more information about our discontinued operations.
As of July 31, 2018, we evaluated our travel centers and QSL reporting units for impairment using a qualitative analysis which included evaluating financial trends and industry and market conditions and assessing the reasonableness of the assumptions used in the most recent quantitative analysis, including comparing actual results to the projections used in the quantitative analysis. Based on our analyses, we concluded that as of July 31, 2018, our goodwill in those reporting units was not impaired.
Change in Accounting Principles
In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which established a comprehensive revenue recognition standard under GAAP for almost all industries. We adopted ASU 2014-09 on January 1, 2018, using the full retrospective method, which required that we restate our consolidated financial statements for prior year comparative periods. Although the majority of our revenue is initiated at the point of sale and was unaffected by this ASU, the implementation of this ASU affected the accounting for our loyalty programs, initial and renewal franchise fees and advertising fees received from franchisees. See Note 2 for more information about our revenues.
Loyalty programs. Prior to the adoption of ASU 2014-09, we recognized the estimated cost of loyalty awards as a discount against the nonfuel revenues from which the rewards were redeemed. Loyalty awards now are recognized against the revenue that generates the loyalty award, primarily fuel revenues. The adoption of the new standard resulted in a $19,814 and $46,282 reclassification between fuel revenue and nonfuel revenue for the three and nine months ended September 30, 2017, respectively.
Initial and renewal franchise fees. Prior to the adoption of ASU 2014-09, we recognized initial franchise fees as revenue at the time the franchisee opened for business, which is when we had fulfilled our initial obligations under the related agreement. Initial and renewal franchise fees now are recognized as revenue over the term of the related franchise agreement, which is the period the customer benefits from use of the franchise rights. The adoption of the new standard resulted in an increase in our accumulated deficit of $1,082, an increase in other current liabilities of $188 and an increase in other noncurrent liabilities of $894 as of December 31, 2017, as well as a decrease of $77 and an increase of $9 in rent and royalties from franchisees revenue for the three and nine months ended September 30, 2017, respectively.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Advertising fees. Prior to the adoption of ASU 2014-09, we recognized advertising fees collected from franchisees as a reduction of the related advertising expenses incurred. We now recognize these advertising fees as revenue. The adoption of the new standard for these advertising fees resulted in an increase in each of selling, general and administrative expenses and rent and royalties from franchisees revenue of $418 and $1,331 for the three and nine months ended September 30, 2017, respectively.
Income taxes. As a result of the adjustments described above, a deferred tax asset was recognized, increasing other noncurrent assets and decreasing our accumulated deficit each by $278 as of December 31, 2017, and increasing our benefit for income taxes by $30 for the three months ended September 30, 2017, and decreasing our benefit for income taxes by $3 for the nine months ended September 30, 2017.
The following table presents the effect of the adoption of the new standard on our consolidated balance sheet as of December 31, 2017.

	As Reported	Discontinued Operations(1)	Adoption of ASU 2014-09	As Adjusted
Assets:
Other noncurrent assets	$90,004	$(327)	$278	$89,955

Liabilities and Shareholders' Equity:
Other current liabilities	$130,140	$(2,311)	$188	$128,017
Other noncurrent liabilities	35,029	(8,547)	894	27,376
Accumulated deficit	(125,416)	—	(804)	(126,220)

(1)	See Note 4 for more information about our discontinued operations.
The following table presents the effect of the adoption of the new standard on our consolidated statement of operations and comprehensive income for the three months ended September 30, 2017.

	As Reported	Discontinued Operations(1)	Adoption of ASU 2014-09	As Adjusted
Revenues:
Fuel	$1,055,593	$(127,323)	$(19,814)	$908,456
Nonfuel	516,555	(71,137)	19,814	465,232
Rent and royalties from franchisees	4,248	(54)	341	4,535
Total revenues	1,576,396	(198,514)	341	1,378,223

Selling, general and administrative expenses	36,587	(2,657)	418	34,348
Income before income taxes and discontinued operations	6,086	1,323	(77)	7,332
Benefit for income taxes	56,268	(357)	30	55,941
Income from continuing operations	62,354	966	(47)	63,273

(1)	See Note 4 for more information about our discontinued operations.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

The following table presents the effect of the adoption of the new standard on our consolidated statement of operations and comprehensive income for the nine months ended September 30, 2017.

	As Reported	Discontinued Operations(1)	Adoption of ASU 2014-09	As Adjusted
Revenues:
Fuel	$2,981,154	$(352,173)	$(46,282)	$2,582,699
Nonfuel	1,473,023	(199,997)	46,282	1,319,308
Rent and royalties from franchisees	12,651	(162)	1,340	13,829
Total revenues	4,466,828	(552,332)	1,340	3,915,836

Selling, general and administrative expenses	115,276	(7,611)	1,331	108,996
Loss before income taxes and discontinued operations	(47,976)	5,351	9	(42,616)
Benefit for income taxes	77,963	(1,523)	(3)	76,437
Income from continuing operations	29,987	3,828	6	33,821

(1)	See Note 4 for more information about our discontinued operations.
The following table presents the effect of the adoption of the new standard on our consolidated statement of cash flows for the nine months ended September 30, 2017.

	As Reported	Discontinued Operations(1)	Adoption of ASU 2014-09	As Adjusted
Cash flows from operating activities:
Net income	$29,987	$—	$6	$29,993
Deferred income taxes	(79,191)	—	3	(79,188)
Accounts receivable	(33,439)	—	70	(33,369)
Accounts payable and other liabilities	46,232	(2,609)	(79)	43,544
Net cash provided by operating activities	46,427	—	—	46,427

(1)	See Note 4 for more information about our discontinued operations.
We recognized a net increase in our accumulated deficit at January 1, 2016, of $305 as a result of adopting ASU 2014-09.
In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The new standard is required for annual or interim impairment tests beginning after December 15, 2019, and requires prospective application. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017, and we adopted this standard during the second quarter of 2018.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, or ASU 2016-02, which established a comprehensive lease standard under GAAP for virtually all industries. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification determines whether the lease expense is recognized based on the effective interest method or on a straight line basis over the term of the lease. A lessee is also required to recognize a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard will apply for annual periods beginning after December 15, 2018, including interim periods therein. To address implementation of ASU 2016-02 and evaluate its impact on our consolidated financial statements, we have developed a project plan and formed a team to evaluate our leases, lease classifications and related internal controls. While we are still finalizing our evaluation, including implementing a new lease accounting software we have elected the prospective transition method for adoption, which does not require us to restate prior year comparative periods, and will apply the package of practical expedients that will retain the lease classification and initial direct costs for any leases that existed prior to adoption. We believe the adoption of this update will have a material impact on our consolidated balance sheets due to the recognition of the lease rights and obligations as assets and liabilities, primarily as they relate to our leases with Hospitality Properties Trust, or HPT. See Note 7 for more information about our lease agreements and transactions with HPT. Although we continue to evaluate the impact this standard will have on our consolidated financial statements, we do not expect amounts within our statements of operations and comprehensive (loss) income will change materially.
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
Fuel revenues. We recognize fuel revenues and the related costs at the time of sale to customers at our company operated locations. We sell diesel fuel and gasoline to our customers at prices that we establish daily or are indexed to market prices and reset daily. We sell diesel fuel under pricing arrangements with certain customers. For the three and nine months ended September 30, 2018, approximately 83% of our diesel fuel volume was sold at discounts to posted prices under pricing arrangements with our customers, some of which include rebates payable to the customer after the end of the period.
Nonfuel revenues. We recognize nonfuel revenues and the related costs at the time of sale to customers at our company operated locations. We sell a variety of nonfuel products and services at stated retail prices in our travel centers and standalone restaurants, as well as through our RoadSquad®, RoadSquad OnSite® and TA Commercial Tire Network™ programs. Truck repair and maintenance goods or services may be sold at discounted pricing under pricing arrangements with certain customers, some of which include rebates payable to the customer after the end of the period.

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
For those travel centers that we lease to a franchisee, we recognize rent revenue on a straight line basis based on the current contractual rent amount. These leases generally specify rent increases each year based on inflation rates for the respective periods or capital improvements we make at the travel centers. Because the rent increases related to these factors are contingent upon future events, we recognize the related rent revenue after such events have occurred.
Other. Sales incentives and other promotional activities that we recognize as a reduction to revenue include, but are not limited to, the following:

•
Customer loyalty programs. We offer travel center trucking customers and casual restaurant diners the option to participate in our loyalty programs. Our loyalty programs provide customers with the right to earn loyalty awards on qualifying purchases that can be used for discounts on future purchases of goods or services. We apply a relative standalone selling price approach to our outstanding loyalty awards whereby a portion of each sale attributable to the loyalty awards earned is deferred and will be recognized as revenue in the category in which the loyalty awards are redeemed upon the redemption or expiration of the loyalty awards. Significant judgment is required to determine the standalone selling price for loyalty awards. Assumptions used in determining the standalone selling price include the historic redemption rate and the use of a weighted average selling price for fuel to calculate the revenue attributable to the loyalty awards.

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

Disaggregation of Revenue
We disaggregate our revenue based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive (loss) income. Our locations use similar processes to sell similar products and services.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Contract Liabilities
Our contract liabilities, which are presented in our consolidated balance sheets in other current and other noncurrent liabilities, primarily include deferred revenue related to our loyalty programs, gift cards, rebates payable to customers and other deferred revenues. The following table shows the changes in our contract liabilities between periods.

	Loyalty Programs	Other Contract Liabilities	Total
December 31, 2016	$13,686	$4,921	$18,607
Increases due to unsatisfied performance obligations arising during the period	72,424	11,335	83,759
Revenue recognized from satisfying performance obligations during the period	(65,854)	(10,007)	(75,861)
Other	(5,091)	(1,568)	(6,659)
December 31, 2017	15,165	4,681	19,846
Increases due to unsatisfied performance obligations arising during the period	62,125	7,246	69,371
Revenue recognized from satisfying performance obligations during the period	(56,743)	(6,910)	(63,653)
Other	(4,522)	(908)	(5,430)
September 30, 2018	$16,025	$4,109	$20,134
As of September 30, 2018, we expect the unsatisfied performance obligations relating to these loyalty programs will be satisfied within 12 months.
As of September 30, 2018, the deferred initial and renewal franchise fee revenue expected to be recognized in future periods ranges between $42 and $171 for each of the years 2018 through 2022.

3.	Acquisitions
During the nine months ended September 30, 2018, we acquired a tire retread facility for $2,805 and certain assets at travel centers we owned from two of our franchisees for an aggregate purchase price of $5,202. These acquisitions were accounted for as asset acquisitions.
As of September 30, 2018, we had entered into an agreement to acquire a travel center from one of our franchisees for a purchase price of $10,050, which we expect to account for as a business combination. We expect to complete this acquisition in the fourth quarter of 2018, but this purchase is subject to conditions and may not occur, may be delayed or the terms may change.
Acquisition costs, such as legal fees, due diligence costs and closing costs, are included in other (income) expense, net in our consolidated statements of operations and comprehensive (loss) income.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

4.	Discontinued Operations
On September 1, 2018, we entered into an agreement with EG Retail (America), LLC and EG Group Limited, or EG Group, to sell 225 convenience stores, one standalone restaurant and certain related assets, or the convenience stores business, for an estimated aggregate purchase price of $328,752. This sale price includes $23,752 of estimated net working capital items that are based on balances as of September 30, 2018, and are subject to adjustment based upon the values of these working capital items and certain other customary proration adjustments as of the closing date. The closing of the transaction is expected to occur during the fourth quarter of 2018, and is subject to the satisfaction or waiver of customary closing conditions for a transaction of this type. Upon the classification of the assets and related liabilities as held for sale, we determined that the carrying value of the convenience stores business exceeded the agreed purchase price less costs to sell, resulting in a loss on disposal of $78,681 that includes transaction costs of $8,982 as of September 30, 2018. We estimate we will recognize an additional $586 of transaction related costs during the fourth quarter of 2018.
The following table includes the carrying amounts of the major classes of assets and liabilities presented in discontinued operations in our consolidated balance sheets.

	September 30, 2018	December 31, 2017
Assets:
Cash	$549	$556
Inventory	24,632	22,773
Other current assets	588	280
Property and equipment, net	376,365	387,894
Goodwill	—	68,702
Other intangible assets, net	7,952	9,189
Other noncurrent assets	—	327
Loss upon classification as held for sale	(74,388)	—
Total assets of discontinued operations	$335,698	$489,721

Liabilities:
Other current liabilities	$11,636	$2,311
Other noncurrent liabilities	—	8,547
Total liabilities of discontinued operations	$11,636	$10,858

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

The following table presents the results of operations for our discontinued operations for each of the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$219,730	$198,514	$606,574	$552,332
Cost of goods sold (excluding depreciation)	183,515	158,031	500,830	441,789
Site level operating expenses	27,595	27,858	81,566	82,292
Selling, general and administrative expenses	2,659	2,657	7,458	7,611
Real estate rent expense	571	567	1,720	1,703
Depreciation and amortization expense	4,533	10,724	20,330	24,288
Impairment of goodwill	17,942	—	69,442	—
Loss from discontinued operations before income taxes	(17,085)	(1,323)	(74,772)	(5,351)
Benefit for income taxes	3,755	357	14,829	1,523
Loss from discontinued operations, net of taxes	(13,330)	(966)	(59,943)	(3,828)
Loss upon classification as held for sale	(78,681)	—	(78,681)	—
Benefit for income taxes	19,942	—	19,942	—
Loss from discontinued operations	$(72,069)	$(966)	$(118,682)	$(3,828)

5.	Earnings Per Share from Continuing Operations
The following table presents a reconciliation of income from continuing operations attributable to common shareholders to income from continuing operations available to common shareholders and the related earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income from continuing operations	$1,589	$63,273	$4,200	$33,821
Less: net income for noncontrolling interests	34	30	122	100
Income from continuing operations attributable to common shareholders	1,555	63,243	4,078	33,721
Less: income from continuing operations attributable to participating securities	53	3,286	183	1,774
Income from continuing operations available to common shareholders	$1,502	$59,957	$3,895	$31,947

Weighted average common shares(1)	38,402	37,497	38,137	37,458

Basic and diluted income per common share from continuing operations attributable to common shareholders	$0.04	$1.60	$0.10	$0.85

(1)
Excludes unvested shares awarded under our share award plans, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shares. The weighted average number of unvested shares outstanding for the three months ended September 30, 2018 and 2017, was 1,368 and 2,055, respectively. The weighted average number of unvested shares outstanding for the nine months ended September 30, 2018 and 2017, was 1,787 and 2,080, respectively.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

6.	Equity Investments
Our investments in equity affiliates, which are presented in our consolidated balance sheets in other noncurrent assets, and our proportional share of our investees' net income (loss), which is included in other (income) expense, net in our consolidated statements of operations and comprehensive (loss) income, were as follows:

	PTP	Other(1)	Total
Investment balance:
As of September 30, 2018	$19,995	$19,136	$39,131
As of December 31, 2017	20,807	21,695	42,502

Income (loss) from equity investments:
Three months ended September 30, 2018	$1,359	$(786)	$573
Three months ended September 30, 2017	1,253	(725)	528
Nine months ended September 30, 2018	2,388	(4,008)	(1,620)
Nine months ended September 30, 2017	2,954	(1,223)	1,731

(1)	Includes other equity investments including our investment in Affiliates Insurance Company, or AIC. See Note 9 for more information about our investment in AIC.
Petro Travel Plaza Holdings LLC
Petro Travel Plaza Holdings LLC, or PTP, is a joint venture between us and Tejon Development Corporation that owns travel centers and a standalone restaurant in California. We own a 40% interest in PTP and we receive a management fee from PTP to operate these locations. This investment is accounted for under the equity method. We recognized management fee income of $393 and $386 for the three months ended September 30, 2018 and 2017, respectively, and $1,172 and $1,156 for the nine months ended September 30, 2018 and 2017, respectively. In addition, we supply PTP with its fuel at our cost. We sold $20,133 and $15,963 of fuel to PTP during the three months ended September 30, 2018 and 2017, respectively, and $54,701 and $44,618 during the nine months ended September 30, 2018 and 2017, respectively.
The following table sets forth summarized financial information of PTP and does not represent the amounts we have included in our consolidated financial statements in connection with our investment in PTP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
Total revenues	$33,260	$28,380	$88,321	$79,213
Cost of goods sold (excluding depreciation)	23,508	19,191	63,917	53,707
Operating income	3,690	3,392	6,824	8,139
Net income and comprehensive income	3,531	3,267	6,375	7,790

(1)
Total revenues and cost of goods sold (excluding depreciation) for the three and nine months ended September 30, 2017, have been adjusted for the adoption of ASU 2014-09. Motor fuel taxes are no longer included in fuel revenues or fuel cost of goods sold, resulting in a decrease from the originally reported amounts in each of fuel revenues and fuel cost of goods sold of $3,603 and $10,002 for the three and nine months ended September 30, 2017, respectively.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

7.	HPT Leases
As of September 30, 2018, we leased from HPT a total of 199 properties under five leases, four of which we refer to as the TA Leases and one of which we refer to as the Petro Lease, and which collectively we refer to as the HPT Leases. We recognized rent expense under the HPT Leases of $68,513 and $66,483 for the three months ended September 30, 2018 and 2017, respectively, and $204,224 and $197,340 for the nine months ended September 30, 2018 and 2017, respectively.
Our minimum annual rent under the HPT Leases as of September 30, 2018, was $286,063. In addition to the payment of minimum annual rent, the HPT Leases provide for payment to HPT of percentage rent based on increases in total nonfuel revenues over base year levels. We incurred percentage rent under the HPT Leases of $1,002 and $434 for the three months ended September 30, 2018 and 2017, respectively, and $2,674 and $1,435 for the nine months ended September 30, 2018 and 2017, respectively.
During the nine months ended September 30, 2018 and 2017, we sold to HPT $44,653 and $62,888, respectively, of improvements we made to properties leased from HPT. As a result, pursuant to the terms of the HPT Leases, our minimum annual rent payable to HPT increased by $3,795 and $5,345, respectively. At September 30, 2018, our property and equipment balance included $17,303 of improvements of the type that we typically request that HPT purchase for an increase in minimum annual rent; however, HPT is not obligated to purchase these improvements.
The following table summarizes the various amounts related to the HPT Leases that are included in our consolidated balance sheets.

	September 30, 2018	December 31, 2017
Current HPT Leases liabilities:
Accrued rent	$24,746	$24,170
Sale leaseback financing obligation	1,020	863
Straight line rent accrual	2,458	2,458
Deferred gain	10,128	10,128
Deferred tenant improvements allowance	3,770	3,770
Total current HPT Leases liabilities	$42,122	$41,389

Noncurrent HPT Leases liabilities:
Deferred rent obligation	$150,000	$150,000
Sale leaseback financing obligation	22,597	22,987
Straight line rent accrual	46,528	46,937
Deferred gain	103,445	111,041
Deferred tenant improvements allowance	34,990	37,817
Total noncurrent HPT Leases liabilities	$357,560	$368,782

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

8.	Business and Property Management Agreements with RMR
The RMR Group LLC, or RMR, provides us certain services that we require to operate our business, and which relate to various aspects of our business. RMR provides these services pursuant to a business management agreement. Until July 31, 2017, we also had a property management agreement with RMR for building management services at our headquarters building. Pursuant to our business management agreement and property management agreement with RMR, we incurred aggregate fees payable to RMR of $3,969 and $3,782 for the three months ended September 30, 2018 and 2017, respectively, and $10,929 and $10,647 for the nine months ended September 30, 2018 and 2017, respectively. In addition, we are responsible for our share of RMR's costs for providing internal audit services to us. The amounts we recognized as expense for these internal audit costs were $60 and $67 for the three months ended September 30, 2018 and 2017, respectively, and $184 and $202 for the nine months ended September 30, 2018 and 2017, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive (loss) income. For more information about our relationships with RMR please refer to Notes 11 and 12 in our Annual Report.

9.	Related Party Transactions
We have relationships and historical and continuing transactions with HPT, RMR, AIC and others related to them, including other companies to which RMR or its subsidiaries provide management services and which have directors, trustees and officers who are also our Directors or officers.
Relationship with HPT
We are HPT's largest tenant and HPT is our principal landlord and largest shareholder. As of September 30, 2018, HPT owned 3,420 of our common shares, representing approximately 8.6% of our outstanding common shares.
As of September 30, 2018, we leased from HPT a total of 199 properties under the HPT Leases. RMR provides management services to both us and HPT, and Adam D. Portnoy, one of our Managing Directors, also serves as a managing trustee of HPT. See Note 7 for more information about our lease agreements and transactions with HPT.
Relationship with RMR
We have an agreement with RMR to provide management services to us. Adam D. Portnoy, one of our Managing Directors, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc.; The RMR Group Inc. is the managing member of RMR LLC. See Note 8 for further information regarding our current and former management agreements with RMR. In addition, as further described below, as of October 10, 2018, RMR owned approximately 3.8% of our outstanding common shares.
Retirement of Our Former President, Chief Executive Officer and Managing Director
On November 29, 2017, we and RMR entered into a retirement agreement with Thomas M. O'Brien, who served as our President and Chief Executive Officer, or CEO, and as one of our Managing Directors until December 31, 2017, and remained our employee through June 30, 2018. Under Mr. O'Brien's retirement agreement, (i) consistent with past practice, we paid Mr. O'Brien his current annual base salary of $300 until June 30, 2018, and we paid him a cash bonus in respect of 2017 in the amount of $2,060 in December 2017, (ii) in lieu of any share grants for his 2017 service, we paid Mr. O'Brien an additional cash payment in the amount of $475 in December 2017, and (iii) following his retirement from the Company on June 30, 2018, we made an additional cash payment to Mr. O'Brien in July 2018 in the amount of $1,505 and, as of his retirement date, fully accelerated the vesting of 625 then unvested common shares of the Company previously awarded to him.
Pursuant to his retirement agreement, Mr. O'Brien granted to us, in the first instance, and RMR in the second instance, a right of first refusal to purchase our common shares he owns if he determined to sell any of those shares. In September 2018, Mr. O’Brien notified us of his intent to sell 1,493 of our common shares. We declined to exercise our purchase right, and on October 10, 2018, RMR purchased those shares, representing approximately 3.8% of our outstanding common shares.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Relationship with AIC
We, HPT and five other companies to which RMR provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of approximately $2,502 in connection with the renewal of this insurance program for the policy year ending June 30, 2019, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of September 30, 2018 and December 31, 2017, our investment in AIC had a carrying value of $9,157 and $8,185, respectively. These amounts are included in other noncurrent assets on our consolidated balance sheets. We recognized income of $826 and $31 related to our investment in AIC for the three months ended September 30, 2018 and 2017, respectively, and $882 and $533 for the nine months ended September 30, 2018 and 2017, respectively, which amounts are included in other (income) expense, net in our consolidated statements of operations and comprehensive (loss) income. Our other comprehensive income includes our proportionate share of unrealized gains on securities, which are owned by AIC, related to our investment in AIC.
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

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

At September 30, 2018, we had an accrued liability of $2,696 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $758, resulting in an estimated net amount of $1,938 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
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
For the period from February 1, 2017 through mid-September 2017, we recognized expense of $6,903 related to the excess transaction fees charged by Comdata. In September 2017, we recognized a receivable, with an offsetting reduction of transaction fees expense, of $6,903 for the amount of excess transaction fees we subsequently recovered from Comdata in November 2017. We recognized litigation expenses related to this matter of $312 for the three months ended September 30, 2017, and $115 and $9,211 for the nine months ended September 30, 2018 and 2017, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive (loss) income. Our attorneys' fees and costs related to this matter totaled $10,633 through June 30, 2018. We recognized a $10,082 reduction in selling, general and administrative expenses and $568 of interest income in May 2018 as a result of the Court entering the Order on April 9, 2018, and we collected these amounts from Comdata in April 2018.

11.	Inventory
Inventory consisted of the following:

	September 30, 2018	December 31, 2017
Nonfuel products	$155,351	$152,555
Fuel products	42,670	34,312
Total inventory	$198,021	$186,867

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or our Annual Report. Amounts are in thousands of dollars or gallons unless indicated otherwise. Unless the context indicates otherwise, references to our restaurants refer to our standalone restaurants and not the restaurants located at our travel centers.

Company Overview
As of September 30, 2018, we operated and franchised 302 travel centers and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
During the third quarter of 2018, we entered into an agreement to sell 225 convenience stores, one standalone restaurant and certain related assets, or the convenience stores business, for an aggregate purchase price of $328,752. The closing of this sale is expected to occur in the fourth quarter of 2018, and is subject to the satisfaction or waiver of customary closing conditions for a transaction of this type. Upon the decision to sell the convenience stores business and classification of the related assets and related liabilities as held for sale, we determined that the carrying value of the convenience stores business exceeded the agreed purchase price less costs to sell, resulting in a goodwill impairment charge of $17,942 and a loss on disposal of $78,681 that includes transaction costs of $8,982 as of September 30, 2018. We estimate we will recognize an additional $586 of transaction related costs during the fourth quarter of 2018. As a result of this agreement, the results of the convenience stores business are reported as held for sale and presented as discontinued operations for all periods presented in the consolidated statements of operations and comprehensive (loss) income. Additionally, the assets and liabilities of the convenience stores business are presented as discontinued operations in our consolidated balance sheets. Entering into the agreement to sell our convenience stores business eliminated the requirement to report information of our convenience stores segment. See Note 4 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our discontinued operations.
We manage our business as one reportable segment. Our locations use similar processes to sell similar products and services. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.

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
Over the past few years there have been significant changes in the cost of fuel. During the three and nine months ended September 30, 2018, fuel prices trended upward, ending at 10.1% and 17.5% higher prices, respectively, than at the beginnings of those periods. During the three and nine months ended September 30, 2017, fuel prices also trended upward, ending at 30.4% and 13.0% higher prices, respectively, than at the beginnings of those periods. The average fuel price during the three and nine months ended September 30, 2018, was 37.8% and 36.7%, respectively, above the average fuel prices during the three and nine months ended September 30, 2017. Some current economic forecasts reflect moderate price increases for fuel and an expectation of economic growth and inflation in the United States and elsewhere, which may impact demand for fuel and fuel prices; however, recent political tensions and related actions regarding global trade, including so called "trade wars", may be tempering this expectation. As noted above, various factors and events can cause fuel prices to change, sometimes suddenly and sharply.

We generally are able to pass changes in our cost for fuel products to our customers, but typically with a delay, such that during periods of rising fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been and during periods of falling fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been. Increases in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements. For more information about fuel market risks that may affect us and our actions to mitigate those risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.
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
We believe that demand for fuel by trucking companies and motorists for a constant level of miles driven will continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels. We believe these factors, combined with competitive pressures, were contributors to the slight decrease in the level of fuel sales volume we realized on a same site basis for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017. Although fuel sales volume declined on a same site basis, the decrease was offset by an increase from recently acquired locations.
During the three months ended September 30, 2018, we had income from continuing operations of $1,589, as compared to $63,273 during the three months ended September 30, 2017. The $61,684 decrease was primarily due to the following factors:

•
We recognized a $57,820 decrease in our income tax benefit primarily as a result of the $58,602 benefit recognized in September 2017 in connection with the resolution of a previously uncertain tax position, as well as from the reduction in the statutory federal income tax rates from 35% to 21% effective in 2018.

•
We recognized a $691 decrease in site level gross margin in excess of site level operating expenses for the three months ended September 30, 2018, primarily due to a $4,611 reversal of expense from excess transaction fees previously withheld by Comdata that was recognized in September 2017.

During the nine months ended September 30, 2018, we had income from continuing operations of $4,200, as compared to $33,821 during the nine months ended September 30, 2017. The $29,621 decrease was primarily due to the following factors:

•
We recognized a $75,724 decrease in our income tax benefit primarily as a result of the $58,602 benefit recognized in September 2017 in connection with the resolution of a previously uncertain tax position, as well as from the reduction in the statutory federal income tax rates from 35% to 21% effective in 2018.

•
We recognized a $39,939 increase in site level gross margin in excess of site level operating expenses, which included the $23,251 benefit from the federal biodiesel tax credit that was retroactively reinstated for 2017 and recognized in February 2018.

•	We recognized a $10,704 reduction in selling, general and administrative expenses, primarily attributable to reimbursed litigation costs recognized in April 2018.

Factors Affecting Comparability
Acquired and Developed Sites
We believe that our investment in travel centers require a period after they are developed or acquired and renovations are completed to reach expected stabilized financial results, generally three years.
We acquired or developed nine travel centers during the three year period ended September 30, 2018. Of these travel centers, three are included in the same site data for the 12 months ended September 30, 2018. As of September 30, 2018, we had invested $65,743 (including the cost of initial improvements) in these three locations, and these locations generated $7,037 of site level gross margin in excess of site level operating expenses during the 12 months ended September 30, 2018. The remaining six locations were acquired or developed for a total investment of $56,368 (including the cost of initial improvements), and these locations generated $5,851 of site level gross margin in excess of site level operating expenses during the 12 months ended September 30, 2018. One of these six locations was newly developed on land we owned and subsequently sold by us to, and leased back from, HPT. Some of these six travel centers were partially out of service while improvements were being made to them during the 12 months ended September 30, 2018.

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

Results of Operations
As part of this discussion and analysis of our operating results we refer to increases and decreases in results on a same site basis. We include a location in the same site comparisons only if we continuously operated it since the beginning of the earliest comparative period presented, except we do not include locations we operate that are owned by a unconsolidated joint venture in which we own a noncontrolling interest. Same site data also excludes revenues and expenses at locations not operated by us, such as rent and royalties from franchisees and corporate level selling, general, and administrative expenses, as well as the revenues and expenses associated with our discontinued operations. We do not exclude locations from the same site comparisons as a result of capital improvements to the site or changes in the services offered.
Consolidated Financial Results
The following table presents changes in our operating results for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Revenues:
Fuel	$1,172,913	$908,456	29.1%	$3,308,744	$2,582,699	28.1%
Nonfuel	482,621	465,232	3.7%	1,377,159	1,319,308	4.4%
Rent and royalties from franchisees	3,863	4,535	(14.8)%	12,022	13,829	(13.1)%
Total revenues	1,659,397	1,378,223	20.4%	4,697,925	3,915,836	20.0%

Gross margin:
Fuel	76,848	69,391	10.7%	234,123	208,780	12.1%
Nonfuel	289,670	280,105	3.4%	838,553	797,663	5.1%
Rent and royalties from franchisees	3,863	4,535	(14.8)%	12,022	13,829	(13.1)%
Total gross margin	370,381	354,031	4.6%	1,084,698	1,020,272	6.3%

Operating expenses:
Site level operating	233,344	216,303	7.9%	685,217	660,730	3.7%
Selling, general and administrative	35,097	34,348	2.2%	98,292	108,996	(9.8)%
Real estate rent	71,116	69,032	3.0%	212,036	205,039	3.4%
Depreciation and amortization	20,407	19,990	2.1%	62,076	66,875	(7.2)%
Total operating expenses	359,964	339,673	6.0%	1,057,621	1,041,640	1.5%

Income (loss) from operations	10,417	14,358	(27.4)%	27,077	(21,368)	226.7%

Interest expense, net	7,518	7,507	0.1%	21,963	22,738	(3.4)%
Other (income) expense, net	(569)	(481)	(18.3)%	1,627	(1,490)	NM
Income (loss) before income taxes and discontinued operations	3,468	7,332	(52.7)%	3,487	(42,616)	108.2%
(Provision) benefit for income taxes	(1,879)	55,941	NM	713	76,437	(99.1)%
Income from continuing operations	1,589	63,273	(97.5)%	4,200	33,821	(87.6)%
Loss from discontinued operations, net of taxes	(72,069)	(966)	NM	(118,682)	(3,828)	NM
Net (loss) income	(70,480)	62,307	(213.1)%	(114,482)	29,993	(481.7)%
Less: net income for noncontrolling interests	34	30	13.3%	122	100	22.0%
Net (loss) income attributable to common shareholders	$(70,514)	$62,277	(213.2)%	$(114,604)	$29,893	(483.4)%

The following table presents our same site operating results for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
Number of same site company operated locations	241	241	—		235	235	—

Diesel sales volume (gallons)	400,227	400,384	—%		1,180,862	1,188,077	(0.6)%
Gasoline sales volume (gallons)	77,849	78,481	(0.8)%		213,525	214,454	(0.4)%
Total fuel sales volume (gallons)	478,076	478,865	(0.2)%		1,394,387	1,402,531	(0.6)%

Fuel revenues	$1,140,855	$888,368	28.4%		$3,210,894	$2,525,212	27.2%
Fuel gross margin	75,432	69,301	8.8%		229,189	207,825	10.3%
Fuel gross margin per gallon	$0.158	$0.145	9.0%		$0.164	$0.148	10.8%

Nonfuel revenues	$476,541	$462,683	3.0%		$1,348,428	$1,302,544	3.5%
Nonfuel gross margin	286,186	278,149	2.9%		820,479	786,745	4.3%
Nonfuel gross margin percentage	60.1%	60.1%	—		60.8%	60.4%	40	pts

Total gross margin	$361,618	$347,450	4.1%		$1,049,668	$994,570	5.5%
Site level operating expenses	229,656	214,170	7.2%		667,432	648,369	2.9%
Site level operating expenses as a percentage of nonfuel revenues	48.2%	46.3%	190	pts	49.5%	49.8%	(30	)pts
Site level gross margin in excess of site level operating expenses	$131,962	$133,280	(1.0)%		$382,236	$346,201	10.4%
Three months ended September 30, 2018, as compared to the three months ended September 30, 2017
Fuel revenues. Fuel revenues for the three months ended September 30, 2018, increased from the three months ended September 30, 2017, by $264,457, or 29.1%. The table below presents the factors causing the changes in total fuel sales volumes and revenues between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended September 30, 2017	488,806	$908,456
Increase due to petroleum products price changes		259,821
Decrease due to same site volume changes	(789)	(1,873)
Increase due to locations opened	2,745	7,026
Decrease due to locations closed	(626)	(1,186)
Increase in wholesale fuel sales volume	353	669
Net change from prior year period	1,683	264,457
Results for the three months ended September 30, 2018	490,489	$1,172,913

The increase in fuel revenues for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to an increase in market prices for fuel and was also due to a small increase in fuel sales volumes that was primarily attributable to new sites.
Nonfuel revenues. Nonfuel revenues for the three months ended September 30, 2018, increased by $17,389, or 3.7%, as compared to the three months ended September 30, 2017, primarily as a result of a $13,858 increase on a same site basis and an increase as a result of new sites. The increase on a same site basis was primarily due to growth in our truck service program and the positive impact of certain of our marketing initiatives.

Fuel gross margin. Fuel gross margin for the three months ended September 30, 2018, increased by $7,457, or 10.7%, as compared to the three months ended September 30, 2017, primarily due to an increase in fuel sales volumes and a more favorable purchasing environment in the three months ended September 30, 2018, than the three months ended September 30, 2017.
Nonfuel gross margin. Nonfuel gross margin for the three months ended September 30, 2018, increased by $9,565, or 3.4%, as compared to the three months ended September 30, 2017, primarily due to the increase in nonfuel revenues, partially offset by a slight decrease in the nonfuel gross margin percentage.
Site level operating expenses. Site level operating expenses for the three months ended September 30, 2018, increased by $17,041, or 7.9%, as compared to the three months ended September 30, 2017, primarily due to increased costs to support the increase in nonfuel sales and a $4,611 reversal of excess transaction fees withheld by Comdata that was recognized in the three months ended September 30, 2017. Site level operating expenses as a percentage of nonfuel revenues was 48.3% for the three months ended September 30, 2018, and 46.5% for the three months ended September 30, 2017. The increase in site level operating expenses as a percentage of nonfuel revenues was primarily the result of the $4,611 reversal of excess transaction fees in the three months ended September 30, 2017, and an increase in wages at our sites.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2018, increased by $749, or 2.2%, as compared to the three months ended September 30, 2017. This increase was primarily attributable to an increase in compensation expense as a result of increased headcount and annual salary increases, partially offset by certain cost savings initiatives.
Real estate rent expense. Real estate rent expense for the three months ended September 30, 2018, increased by $2,084, or 3.0%, as compared to the three months ended September 30, 2017. The increase in real estate rent expense was primarily a result of our sale to, and lease back from, HPT of improvements at leased sites since September 30, 2017.
Depreciation and amortization expense. Depreciation and amortization expense for the three months ended September 30, 2018, increased by $417, or 2.1%, as compared to the three months ended September 30, 2017. This increase primarily resulted from the growth since September 30, 2017, in our amount of depreciable assets as a result of the locations we acquired and other capital investments we completed (and did not subsequently sell to HPT).
(Provision) benefit for income taxes. We had an income tax provision of $1,879 for the three months ended September 30, 2018, and an income tax benefit of $55,941 for the three months ended September 30, 2017. The change in the income tax (provision) benefit was due to a $58,602 income tax benefit recognized during the three months ended September 30, 2017, as a result of the resolution of certain previously uncertain tax positions and the related recognition of the affected deferred tax assets and reversal of the related accrued liability and a lower effective tax rate as a result of the Tax Cuts and Jobs Act enacted in December 2017, which reduced the federal corporate income tax rate from 35% to 21%.
Loss from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes for the three months ended September 30, 2018, increased by $71,103 as compared to the three months ended September 30, 2017, primarily as a result of the $78,681 loss on disposal and a $17,942 goodwill impairment charge recognized in the three months ended September 30, 2018, partially offset by $4,005 of impairment charges related to certain convenience stores recognized in the three months ended September 30, 2017. See Note 4 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our discontinued operations.

Nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017

Fuel revenues. Fuel revenues for the nine months ended September 30, 2018, increased from the nine months ended September 30, 2017, by $726,045, or 28.1%. The table below presents the factors causing the changes in total fuel sales volumes and revenues between periods.

	Gallons Sold	Fuel Revenues
Results for the nine months ended September 30, 2017	1,432,173	$2,582,699
Increase due to petroleum products price changes		716,475
Decrease due to same site volume changes	(8,144)	(18,763)
Increase due to locations opened	12,362	30,448
Decrease due to locations closed	(1,395)	(2,502)
Increase in wholesale fuel sales volume	187	387
Net change from prior year period	3,010	726,045
Results for the nine months ended September 30, 2018	1,435,183	$3,308,744

The increase in fuel revenues for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to an increase in market prices for fuel and fuel sales volumes at new sites. The increase was partially offset by the decline in fuel sales volumes at same sites.
Nonfuel revenues. Nonfuel revenues for the nine months ended September 30, 2018, increased by $57,851, or 4.4%, as compared to the nine months ended September 30, 2017, primarily as a result of a $45,884 increase on a same site basis and sales at new sites. The increase on a same site basis was primarily due to an increase in our truck service program and the positive impact of certain of our marketing initiatives.
Fuel gross margin. Fuel gross margin for the nine months ended September 30, 2018, increased by $25,343, or 12.1%, as compared to the nine months ended September 30, 2017, primarily as a result of the $23,251 benefit recognized in the first quarter of 2018 in connection with the February 2018 reinstatement for 2017 of the federal biodiesel tax credit, an increase in fuel sales volumes and a more favorable purchasing environment in the nine months ended September 30, 2018, than the nine months ended September 30, 2017.
Nonfuel gross margin. Nonfuel gross margin for the nine months ended September 30, 2018, increased by $40,890, or 5.1%, as compared to the nine months ended September 30, 2017, due to the increase in nonfuel revenues and an increase in the nonfuel gross margin percentage. Nonfuel gross margin percentage was 60.9% and 60.5% for the nine months ended September 30, 2018 and 2017, respectively. Nonfuel gross margin percentage for the nine months ended September 30, 2018, increased as compared to the nine months ended September 30, 2017, primarily due to a change in the mix of products and services sold, particularly the increased truck service sales.
Site level operating expenses. Site level operating expenses for the nine months ended September 30, 2018, increased by $24,487, or 3.7%, as compared to the nine months ended September 30, 2017, primarily due to increased costs to support the increase in nonfuel sales. Site level operating expenses as a percentage of nonfuel revenues improved to 49.8% for the nine months ended September 30, 2018, from 50.1% for the nine months ended September 30, 2017. The improvement in site level operating expenses as a percentage of nonfuel revenues was primarily the result of the growth in our truck service programs and our cost savings initiatives.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2018, decreased by $10,704, or 9.8%, as compared to the nine months ended September 30, 2017. This decrease was primarily attributable to $9,967 of net reimbursed litigation costs collected from Comdata during the nine months ended September 30, 2018, as compared to litigation expenses of $9,211 incurred during the nine months ended September 30, 2017, and certain cost savings initiatives, partially offset by an increase in compensation expense, which included $3,571 related to the retirement agreement with our former CEO, in addition to annual salary increases and increased headcount.
Real estate rent expense. Real estate rent expense for the nine months ended September 30, 2018, increased by $6,997, or 3.4%, as compared to the nine months ended September 30, 2017. The increase in real estate rent expense was primarily a result of our sale to, and lease back from, HPT of one development property in May 2017 and improvements at leased sites since the beginning of 2017.

Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2018, decreased by $4,799, or 7.2%, as compared to the nine months ended September 30, 2017. This decrease primarily resulted from $5,227 of write offs of certain assets recognized during the nine months ended September 30, 2017, partially offset by the growth since September 30, 2017, in our amount of depreciable assets as a result of the locations we acquired and other capital investments we completed (and did not subsequently sell to HPT).
Benefit for income taxes. We had an income tax benefit of $713 and $76,437 for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the income tax benefit is primarily due to a $58,602 income tax benefit recognized during the nine months ended September 30, 2017, as a result of the resolution of certain previously uncertain tax positions and the related recognition of the affected deferred tax assets and reversal of the related accrued liability. The decrease is also due to a lower effective tax rate as a result of the Tax Cuts and Jobs Act enacted in December 2017, which reduced the federal corporate income tax rate from 35% to 21%, and as a result of pretax income from continuing operations recognized in the nine months ended September 30, 2018, as compared to a pretax loss recognized in the nine months ended September 30, 2017.
Loss from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes for the nine months ended September 30, 2018, increased by $114,854 as compared to the nine months ended September 30, 2017, primarily as a result of the $78,681 loss on disposal and a $69,442 goodwill impairment charge recognized in the nine months ended September 30, 2018. See Note 1 and Note 4 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the goodwill impairment charge and our discontinued operations.

Liquidity and Capital Resources
Our principal liquidity requirements are to meet our operating and financing costs and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are our:

•	cash balance;

•	operating cash flow;

•	our revolving credit facility, or our Credit Facility, with a current maximum availability of $200,000 subject to limits based on our qualified collateral;

•	sales to HPT of improvements we make to the sites we lease from HPT;

•	the proceeds from the sale of our conveniences stores business, if completed;

•	potential issuances of new debt and equity securities; and

•	potential financing or selling of unencumbered real estate that we own.
We believe that the primary risks we currently face with respect to our operating cash flow are:

•	continuing decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency, fuel conservation and alternative fuels;

•	decreased demand for our products and services that we may experience as a result of competition or otherwise;

•	the fixed nature of a significant portion of our expenses, which may restrict our ability to realize a sufficient reduction in our expenses to offset a reduction in our revenues;

•	the costs and funding that may be required to execute our growth initiatives;

•	the possible inability of acquired or developed properties to generate the stabilized financial results we expected at the time of acquisition or development;

•	increasing labor cost inflation;

•	increasing market interest rates that may increase our cost of capital;

•	the risk of an economic slowdown or recession in the U.S. economy; and

•
the negative impacts on our gross margins and working capital requirements if there were a return to the higher level of prices for petroleum products we experienced in prior years or due to increases in the cost of our fuel or nonfuel products resulting from inflation generally.

Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our growth strategy of selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $85,519 at September 30, 2018, and net cash provided by operating activities for continuing operations of $115,407 for the nine months ended September 30, 2018, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities.
Proceeds from Sale of Convenience Stores Business
In September 2018, we entered into an agreement to sell our convenience stores business, for an estimated aggregate purchase price of $328,752. This sale price includes $23,752 of estimated net working capital items that are based on balances as of September 30, 2018, and are subject to adjustment based upon the values of these working capital items and certain other customary proration adjustments as of the closing date. The closing of the transaction is expected to occur during the fourth quarter of 2018, and is subject to the satisfaction or waiver of customary closing conditions for a transaction of this type. We estimate that this sale, after payment of related transaction costs, will generate net cash proceeds of approximately $319,184. We currently expect to use these proceeds to reduce our future rent and/or interest expense obligations.
Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At September 30, 2018, based on our qualified collateral, a total of $148,794 was available to us for loans and letters of credit under the Credit Facility. At September 30, 2018, there were no loans outstanding under the Credit Facility but we had outstanding $17,795 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $130,999 available for our use as of that date.

Sources and Uses of Cash
Cash flow from operating activities for continuing operations. During the nine months ended September 30, 2018 and 2017, we had net cash inflows from operating activities for continuing operations of $115,407 and $33,092, respectively. The increase in net cash provided by operations of $82,315 was due to more cash generated from working capital for the nine months ended September 30, 2018, than in the nine months ended September 30, 2017.
Cash flow from investing activities for continuing operations. During the nine months ended September 30, 2018 and 2017, we had net cash outflows from investing activities of $63,953 and $21,684, respectively. The increase in net cash outflows from investing activities for continuing operations resulted from a decrease in proceeds from asset sales to HPT and increased capital expenditures, partially offset by lower business acquisition activity in 2018. See Note 3 and 7 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our acquisitions and transactions with HPT, respectively.
Cash flow from financing activities. During the nine months ended September 30, 2018 and 2017, we had net cash outflows and inflows from financing activities of $1,382 and $1,685, respectively.

Related Party Transactions
We have relationships and historical and continuing transactions with HPT, RMR, AIC, and others related to them. For example: HPT is our former parent company, our largest shareholder and our principal landlord; RMR provides management services to both us and to HPT and RMR employs certain of our and HPT's executive officers, as well as our Managing Directors and HPT's managing trustees, and, as of October 10, 2018, RMR owned approximately 3.8% of our outstanding common shares. We also have relationships and historical and continuing transactions with other companies to which RMR or its subsidiaries provide management services and which may have directors, trustees and officers who are also directors, trustees or officers of us, HPT or RMR, including AIC, of which we, HPT and five other companies to which RMR provides management services each own 14.3%, and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related party transactions, see Notes 7, 8 and 9 to the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, please see the section captioned "Risk Factors" of our Annual Report for a description of risks that may arise as a result of these and other related party transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related parties, including our business management agreement and former property management agreement with RMR, our various agreements with HPT and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related parties, including businesses to which RMR or its subsidiaries provide management services.

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

Item 4.  Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2018.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2018, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "ESTIMATE," "WILL," "MAY" AND NEGATIVES AND DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS THAT APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE STATEMENTS THAT:

•
OUR OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018, REFLECT INCREASES IN FUEL AND NONFUEL REVENUES AND FUEL AND NONFUEL GROSS MARGIN OVER THE SAME PERIODS LAST YEAR, WHICH MAY IMPLY THAT OUR FUEL AND NONFUEL REVENUES AND FUEL AND NONFUEL GROSS MARGIN ARE IMPROVING AND WILL CONTINUE TO IMPROVE. HOWEVER, CERTAIN OF THESE IMPROVEMENTS RESULTED FROM UNIQUE ITEMS THAT MAY NOT OCCUR IN THE FUTURE. IN ADDITION, FUEL PRICES, CUSTOMER DEMAND AND COMPETITIVE CONDITIONS, AMONG OTHER FACTORS, MAY SIGNIFICANTLY IMPACT OUR FUEL AND NONFUEL REVENUES AND THE COSTS OF OUR FUEL AND NONFUEL PRODUCTS MAY INCREASE IN THE FUTURE BECAUSE OF INFLATION OR OTHER REASONS. IF FUEL PRICES OR FUEL OR NONFUEL SALES VOLUMES DECLINE, IF WE ARE NOT ABLE TO PASS INCREASED FUEL AND NONFUEL COSTS TO OUR CUSTOMERS, OR IF OUR NONFUEL SALES MIX CHANGES IN A MANNER THAT NEGATIVELY IMPACTS OUR NONFUEL GROSS MARGIN, OUR FUEL OR NONFUEL REVENUES AND OUR FUEL OR NONFUEL GROSS MARGIN MAY DECLINE;

•
WE EXPECT THE SALE OF OUR CONVENIENCE STORES BUSINESS TO BE COMPLETED IN THE FOURTH QUARTER OF 2018 FOR AN ESTIMATED AGGREGATE PURCHASE PRICE OF $328.8 MILLION AND ESTIMATED NET CASH PROCEEDS TO US OF $319.2 MILLION. THE TRANSACTION IS SUBJECT TO THE SATISFACTION OR WAIVER OF CUSTOMARY CLOSING CONDITIONS FOR A TRANSACTION OF THIS TYPE AND IF THESE CONDITIONS ARE NOT SATISFIED OR WAIVED, THIS TRANSACTION MAY NOT OCCUR, MAY BE DELAYED OR ITS TERMS MAY CHANGE. ALSO, THE AMOUNTS OF THE AGGREGATE PURCHASE PRICE AND NET CASH PROCEEDS TO US THAT ARE REALIZED FROM THE SALE MAY DIFFER. FURTHER, THE LOSS WE EXPECT TO REALIZE AND THE EXPENSES WE MAY INCUR IN CONNECTION WITH THIS TRANSACTION MAY INCREASE;

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

•
WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200.0 MILLION. THE AVAILABILITY OF THIS MAXIMUM AMOUNT IS SUBJECT TO LIMITS BASED ON OUR QUALIFIED COLLATERAL, INCLUDING OUR ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORY, THAT VARIES IN AMOUNT FROM TIME TO TIME. ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200.0 MILLION. AT SEPTEMBER 30, 2018, BASED ON OUR ELIGIBLE COLLATERAL AT THAT DATE, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY WAS $148.8 MILLION, OF WHICH WE HAD USED $17.8 MILLION FOR OUTSTANDING LETTERS OF CREDIT. THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300.0 MILLION, THE AVAILABILITY OF WHICH IS SUBJECT TO LIMITS BASED ON OUR AVAILABLE COLLATERAL AND LENDER PARTICIPATION. HOWEVER, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE SIZE OF OUR CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY WANT OR NEED TO DO SO;

•
WE MAY FINANCE OR SELL UNENCUMBERED REAL ESTATE THAT WE OWN. HOWEVER, WE DO NOT KNOW THE EXTENT TO WHICH WE COULD MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE OR WHAT THE TERMS OF ANY SUCH SALE OR FINANCING WOULD BE; AND

•
IN THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018, CERTAIN OF OUR OPERATING RESULTS IMPROVED. WE ACHIEVED CERTAIN COST SAVINGS AND OUR GROSS MARGIN INCREASED. THIS MAY IMPLY THAT WE WILL BE PROFITABLE IN THE FUTURE. IN FACT, SINCE WE BECAME A PUBLIC COMPANY IN 2007, WE HAVE BEEN ABLE TO PRODUCE ONLY OCCASIONAL PROFITS AND WE HAVE ACCUMULATED SIGNIFICANT LOSSES. WE MAY BE UNABLE TO PRODUCE FUTURE PROFITS AND OUR LOSSES MAY INCREASE.

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

•
COMPETITION WITHIN THE TRAVEL CENTER AND RESTAURANT INDUSTRIES MAY ADVERSELY IMPACT OUR FINANCIAL RESULTS. OUR BUSINESS REQUIRES SUBSTANTIAL AMOUNTS OF WORKING CAPITAL AND OUR COMPETITORS MAY HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO;

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

Item 6.  Exhibits

Exhibit 2.1
Asset Purchase Agreement, dated September 1, 2018, between TA Operating LLC, TravelCenters of America LLC, EG Retail (America), LLC and EG Group Limited (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed September 4, 2018)

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

Exhibit 4.6	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

Exhibit 4.7	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

Exhibit 4.8	Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

Exhibit 10.1	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of October 12, 2018 (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 101.1
The following materials from TravelCenters of America LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (filed herewith)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

		By:	/s/ William E. Myers
Date:	November 5, 2018		Name:	William E. Myers
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)