Form 10-K
period 2018-12-31
TRAVELCENTERS OF AMERICA LLC
filed 2019-02-26
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common shares of beneficial ownership, no par value, or common shares, of the registrant held by non-affiliates was $114.8 million based on the $3.50 closing price per common share on The Nasdaq Stock Market LLC on June 29, 2018. For purposes of this calculation, an aggregate of 3,550,313 common shares held directly by, or by affiliates of, the directors and the officers of the registrant, plus 3,420,000 common shares held by Hospitality Properties Trust, have been included in the number of common shares held by affiliates.
Number of the registrant's common shares outstanding as of February 25, 2019: 40,397,551.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, or our definitive Proxy Statement.

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
WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS ANNUAL REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "ESTIMATE," "WILL," "MAY" AND NEGATIVES AND DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS THAT APPEAR IN THIS ANNUAL REPORT THAT MAY NOT OCCUR INCLUDE STATEMENTS THAT:

•
OUR OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 2018, REFLECT CERTAIN IMPROVEMENTS, SUCH AS INCREASES IN FUEL AND NONFUEL REVENUES AND FUEL AND NONFUEL GROSS MARGIN OVER THE SAME PERIOD LAST YEAR. THIS MAY IMPLY THAT WE WILL INCREASE OR MAINTAIN THESE IMPROVEMENTS AND THAT WE WILL BE PROFITABLE IN THE FUTURE. HOWEVER, CERTAIN OF THESE IMPROVEMENTS RESULTED FROM UNIQUE ITEMS THAT MAY NOT OCCUR IN THE FUTURE. IN ADDITION, FUEL PRICES, CUSTOMER DEMAND AND COMPETITIVE CONDITIONS, AMONG OTHER FACTORS, MAY SIGNIFICANTLY IMPACT OUR FUEL AND NONFUEL REVENUES AND THE COSTS OF OUR FUEL AND NONFUEL PRODUCTS MAY INCREASE IN THE FUTURE BECAUSE OF INFLATION OR OTHER REASONS. IF FUEL GROSS MARGIN PER GALLON OR FUEL OR NONFUEL SALES VOLUMES DECLINE, IF WE ARE NOT ABLE TO PASS INCREASES IN FUEL OR NONFUEL COSTS TO OUR CUSTOMERS, OR IF OUR NONFUEL SALES MIX CHANGES IN A MANNER THAT NEGATIVELY IMPACTS OUR NONFUEL GROSS MARGIN, OUR FUEL AND NONFUEL REVENUES OR OUR FUEL AND NONFUEL GROSS MARGIN MAY DECLINE. IN FACT, SINCE WE BECAME A PUBLIC COMPANY IN 2007, WE HAVE BEEN ABLE TO PRODUCE ONLY OCCASIONAL PROFITS AND WE HAVE ACCUMULATED SIGNIFICANT LOSSES. WE MAY BE UNABLE TO PRODUCE FUTURE PROFITS AND OUR LOSSES MAY INCREASE;

•
WE EXPECT THAT LOCATIONS WE ACQUIRE, DEVELOP OR RENOVATE WILL PRODUCE STABILIZED FINANCIAL RESULTS AFTER A PERIOD OF TIME FOLLOWING ACQUISITION, DEVELOPMENT OR RENOVATION. THIS STATEMENT MAY IMPLY THAT STABILIZATION OF OUR ACQUIRED, DEVELOPED OR RENOVATED SITES WILL OCCUR AS EXPECTED, AND IF SO, WILL GENERATE INCREASED OPERATING INCOME. HOWEVER, MANY OF THE LOCATIONS WE HAVE ACQUIRED OR MAY ACQUIRE IN THE FUTURE PRODUCED OPERATING RESULTS THAT CAUSED THE PRIOR OWNERS TO EXIT THESE BUSINESSES. OUR ABILITY TO OPERATE THESE ACQUIRED, DEVELOPED OR RENOVATED LOCATIONS PROFITABLY DEPENDS UPON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. ACCORDINGLY, THESE LOCATIONS MAY NOT GENERATE INCREASED OPERATING INCOME OR IT MAY TAKE LONGER THAN WE EXPECT TO REALIZE ANY SUCH INCREASES;

•
WE HAVE MADE ACQUISITIONS AND DEVELOPED NEW LOCATIONS AND WE MAY MAKE ACQUISITIONS AND DEVELOP NEW LOCATIONS IN THE FUTURE, INCLUDING ADDING SITES THROUGH FRANCHISING. MANAGING AND INTEGRATING ACQUIRED AND DEVELOPED LOCATIONS CAN BE DIFFICULT, TIME CONSUMING AND/OR MORE EXPENSIVE THAN ANTICIPATED AND INVOLVE RISKS OF FINANCIAL LOSSES. WE MAY NOT OPERATE OUR ACQUIRED OR DEVELOPED LOCATIONS AS PROFITABLY AS WE MAY EXPECT. IN ADDITION, ACQUISITIONS OR PROPERTY DEVELOPMENT MAY SUBJECT US TO GREATER RISKS THAN OUR CONTINUING OPERATIONS, INCLUDING THE ASSUMPTION OF UNKNOWN LIABILITIES;

•
WE PLAN TO CONTINUE TO INVEST IN EXISTING LOCATIONS AND MAY INVEST IN NEW LOCATIONS. AN IMPLICATION OF THIS STATEMENT MAY BE THAT WE HAVE OR WILL HAVE SUFFICIENT CAPITAL TO MAKE THE INVESTMENTS WE HAVE IDENTIFIED AS WELL AS OTHER INVESTMENTS THAT WE HAVE NOT YET IDENTIFIED. HOWEVER, WE CANNOT BE SURE THAT WE WILL HAVE SUFFICIENT CAPITAL FOR SUCH INVESTMENTS. IN ADDITION, OUR GROWTH STRATEGIES AND BUSINESS REQUIRE REGULAR AND SUBSTANTIAL CAPITAL INVESTMENTS. OUR CAPITAL EXPENDITURES PLAN FOR 2019 CONTEMPLATES AGGREGATE INVESTMENTS OF APPROXIMATELY $100.7 MILLION. THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES ARE OFTEN DIFFICULT TO PREDICT AND MAY COST MORE THAN ANTICIPATED. UNANTICIPATED PROJECTS THAT WE MAY BE REQUIRED TO UNDERTAKE IN THE FUTURE (AS A RESULT OF GOVERNMENT PROGRAMS OR REGULATION, ADVANCES OR CHANGES MADE BY OUR COMPETITION, DEMANDS OF OUR CUSTOMERS, OR FOR OTHER REASONS) MAY ARISE AND CAUSE US TO SPEND MORE THAN CURRENTLY ANTICIPATED. SOME CAPITAL PROJECTS TAKE MORE TIME TO COMPLETE THAN ANTICIPATED. AS A RESULT OF MARKET CONDITIONS OR OTHER CONSIDERATIONS, WE MAY DEFER CERTAIN CAPITAL PROJECTS AND ANY SUCH DEFERRALS MAY HARM OUR BUSINESS OR REQUIRE US TO MAKE LARGER CAPITAL EXPENDITURES IN THE FUTURE. ALSO, WE MAY BE UNABLE TO ACCESS REASONABLY PRICED CAPITAL TO MAKE SUCH INVESTMENTS IN THE FUTURE;

•
STATEMENTS ABOUT THE AGREEMENTS WE ENTERED WITH A PROSPECTIVE FRANCHISEE PURSUANT TO WHICH WE EXPECT TO ADD UP TO SIX TA EXPRESS BRANDED TRAVEL CENTERS TO OUR NETWORK. THESE AGREEMENTS ARE SUBJECT TO CONDITIONS AND THESE FRANCHISE ARRANGEMENTS MAY NOT OCCUR OR MAY BE DELAYED, AND THE TERMS OF THE ARRANGEMENTS MAY CHANGE;

•
WE BELIEVE THE U.S. GOVERNMENT MAY RETROACTIVELY REINSTATE THE BIODIESEL BLENDERS’ TAX CREDIT FOR 2018. THIS STATEMENT MAY IMPLY THAT THE U.S. GOVERNMENT WILL RETROACTIVELY REINSTATE THE BIODIESEL BLENDERS’ TAX CREDIT, RESULTING IN A TAX CREDIT OF APPROXIMATELY $35.0 MILLION FOR US IN 2019. HOWEVER, THE U.S. GOVERNMENT MAY CHOOSE NOT TO RETROACTIVELY REINSTATE THE BIODIESEL BLENDERS’ TAX CREDIT FOR 2018 IN 2019 OR ANY OTHER TIME. IN ADDITION, THE U.S. GOVERNMENT COULD CHOOSE TO ONLY RETROACTIVELY REINSTATE THIS CREDIT IN PART, WHICH WOULD RESULT IN OUR NOT RECOVERING THE FULL AMOUNT WE PAID TO OUR SUPPLIERS IN CONNECTION WITH BIODIESEL PURCHASES IN 2018. IN ADDITION, THESE STATEMENTS ABOUT THE BIODIESEL TAX CREDIT MAY IMPLY THAT THE U.S. GOVERNMENT WILL EXTEND OR RETROACTIVELY REINSTATE THE BIODIESEL BLENDERS’ TAX CREDIT FOR 2019 AND FUTURE YEARS. HOWEVER, THE U.S. GOVERNMENT MAY CHOOSE NOT TO DO SO;

•
WE PLAN TO REDUCE THE LEVEL OF IMPROVEMENT SALES TO HOSPITALITY PROPERTIES TRUST, OR HPT, DURING 2019 IN ORDER TO LIMIT THE RELATED RENT INCREASES. CIRCUMSTANCES AND OUR PLANS MAY CHANGE AND WE MAY NOT REDUCE SUCH SALES AND, AS A RESULT, WE MAY NOT LIMIT THE RELATED RENT INCREASES;

•
WE HAVE A CREDIT FACILITY WITH A CURRENT MAXIMUM AVAILABILITY OF $200.0 MILLION, WHICH WE REFER TO AS OUR CREDIT FACILITY. THE AVAILABILITY OF THIS MAXIMUM AMOUNT IS SUBJECT TO LIMITS BASED ON OUR QUALIFIED COLLATERAL, INCLUDING OUR ELIGIBLE CASH, ACCOUNTS RECEIVABLE AND INVENTORY, THAT VARIES IN AMOUNT FROM TIME TO TIME. ACCORDINGLY, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY AT ANY TIME MAY BE LESS THAN $200.0 MILLION. AT DECEMBER 31, 2018, BASED ON OUR ELIGIBLE COLLATERAL AT THAT DATE, OUR BORROWING AND LETTER OF CREDIT AVAILABILITY WAS $100.2 MILLION, OF WHICH WE HAD USED $14.8 MILLION FOR OUTSTANDING LETTERS OF CREDIT. THE MAXIMUM AMOUNT AVAILABLE UNDER THE CREDIT FACILITY MAY BE INCREASED TO $300.0 MILLION, THE AVAILABILITY OF WHICH IS SUBJECT TO LIMITS BASED ON OUR AVAILABLE COLLATERAL AND LENDER PARTICIPATION. HOWEVER, IF WE DO NOT HAVE SUFFICIENT COLLATERAL OR IF WE ARE UNABLE TO IDENTIFY LENDERS WILLING TO INCREASE THEIR COMMITMENTS OR JOIN OUR CREDIT FACILITY, WE MAY NOT BE ABLE TO INCREASE THE SIZE OF OUR CREDIT FACILITY OR THE AVAILABILITY OF BORROWINGS WHEN WE MAY WANT OR NEED TO DO SO. WE INTEND TO RENEW OR REPLACE THE CREDIT FACILITY PRIOR TO DECEMBER 2019, BUT DO NOT KNOW WHETHER OR AT WHAT MAXIMUM AMOUNT WE WILL BE ABLE TO DO SO; AND

•
WE MAY FINANCE OR SELL UNENCUMBERED REAL ESTATE THAT WE OWN. HOWEVER, WE DO NOT KNOW THE EXTENT TO WHICH WE CAN MONETIZE OUR EXISTING UNENCUMBERED REAL ESTATE OR WHAT THE TERMS OF ANY SUCH FINANCING OR SALE WOULD BE.

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

•
COMPETITION WITHIN THE TRAVEL CENTER, TRUCK REPAIR AND RESTAURANT INDUSTRIES MAY ADVERSELY IMPACT OUR FINANCIAL RESULTS. OUR BUSINESS REQUIRES SUBSTANTIAL AMOUNTS OF WORKING CAPITAL AND OUR COMPETITORS MAY HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO;

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

•
ALTHOUGH WE BELIEVE THAT WE BENEFIT FROM OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING HPT, THE RMR GROUP LLC, OR RMR, AFFILIATES INSURANCE COMPANY, OR AIC, AND OTHERS AFFILIATED WITH THEM, ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH RELATED PARTIES MAY PRESENT A CONTRARY PERCEPTION OR RESULT IN LITIGATION AND THE BENEFITS WE BELIEVE WE MAY REALIZE FROM THE RELATIONSHIPS MAY NOT MATERIALIZE.

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

PART I

Item 1. Business
Business Overview
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company. As of December 31, 2018, we operated or franchised 301 travel centers and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of December 31, 2018, our business included 258 travel centers in 43 states in the United States, primarily along the U.S. interstate highway system, and the province of Ontario, Canada, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of our 258 travel centers at December 31, 2018, we owned 32, we leased 201, we operated two for a joint venture in which we own a noncontrolling interest and 23 were owned or leased from others by our franchisees. We operated 233 of our travel centers and franchisees operated 25 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, and various customer amenities.
As of December 31, 2018, our business included 43 standalone restaurants in 14 states in the United States operated primarily under the "Quaker Steak & Lube," or QSL, brand name. Of our 43 standalone restaurants at December 31, 2018, we operated 16 restaurants (seven we owned, eight we leased and one we operated for a joint venture in which we own a noncontrolling interest) and 27 were owned or leased from others and operated by our franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of December 31, 2018, we employed approximately 13,861 people on a full time basis and 6,884 people on a part time basis at our travel centers and standalone restaurants and we employed an additional 974 people in field management, corporate and other roles to support our locations. Thirty-six of our employees at two travel centers are represented by unions.
Recent Significant Transactions
Sale of Convenience Stores Business
On December 5, 2018, we sold 225 convenience stores, one standalone restaurant and certain related assets, or the convenience stores business, for an aggregate sale price of $330.6 million. We received net proceeds of $319.9 million, after transaction related costs of $9.7 million, from this sale. In connection with the sale of our convenience stores business, we recognized a loss on disposal of $79.6 million and a goodwill impairment charge of $17.8 million.
Lease Amendments and Travel Center Purchases
In January 2019, we acquired from HPT 20 travel centers we previously leased from HPT for $308.2 million and amended our existing leases with HPT such that:

•	the 20 purchased travel centers were removed from the applicable leases and our annual minimum rent was reduced by $43.1 million;

•	the term of each of the leases was extended by three years;

•
the amount of deferred rent obligation to be paid to HPT was reduced from $150.0 million to $70.5 million and we agreed to pay that amount in 16 equal quarterly installments beginning April 1, 2019; and

•
commencing with the year ended December 31, 2020, we will be obligated to pay to HPT an additional amount of percentage rent equal to one-half percent (0.5%) of the excess of the annual nonfuel revenues at leased sites over the nonfuel revenues for each respective site for the year ending December 31, 2019.

The lease amendments are further described in Note 9 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report.

Our Growth Strategy
Our growth strategy is focused on both extending our travel center network and on expanding our scope of products and services as well as the customer segments we serve in a way that enhances and compliments our travel center product and service offerings.
We intend to extend our travel center network by adding travel centers to our network through acquisitions, franchising and new build development. While we have not actively pursued expansion of our franchised sites in the last several years, during 2018 we began actively promoting our brands to existing travel center operators. We expect that we will add a number of sites to our network through franchising beginning in 2019. In 2019, we have entered a franchise agreement for an independently operated travel center that will convert to our TA Express brand and an agreement to add up to five additional TA Express sites to our network, three by February 2020, one within five years and one within 10 years.
We also intend to expand our scope of products and services and our customer segments through investments of capital and human resources in our truck service business, particularly our RoadSquad®, RoadSquad OnSite® and Commercial Tire Dealer Network™ programs. Each of these programs, as further described below under the heading "TA Truck Service," can service our traditional long haul trucking customers as well as other truck owner customers we historically have not served.
Our recent travel center, standalone restaurant and other acquisition, development and franchising activities are summarized as follows:
Travel Centers. During the three years ended December 31, 2018, we acquired five travel centers for an aggregate investment of $31.6 million, including costs of renovations. In 2016 we completed construction of three travel centers and in 2017 we completed the construction of an additional travel center. These four new travel centers were developed on land we owned for an aggregate investment of $97.9 million and were subsequently sold to, and leased back from, HPT. In 2016 we added one new franchised travel center with a new franchisee (during 2018 we acquired this travel center from our former franchisee).
Typical improvements we make at acquired travel centers include adding truck repair facilities and nationally branded QSRs, paving parking lots, rebranding gasoline offerings, replacing outdated fuel dispensers, installing diesel exhaust fluid, or DEF, dispensing systems, changing signage, installing point of sale and other information technology, or IT, systems and general building and cosmetic upgrades. The cost of capital improvements to recently purchased travel centers and the development of new travel centers are often substantial and require a long period of time to plan, design, permit and complete; and, after being completed, the improved, or new, travel centers require a period of time to become part of our customers' supply networks and produce stabilized financial results. We estimate that the travel centers we acquire or develop generally will reach financial stabilization approximately three years after completion of improvements or development, but actual results can vary widely from this estimate due to many factors, some of which are outside our control, and we cannot be sure that acquired or developed locations will operate profitably.
Standalone Restaurants. During the three years ended December 31, 2018, we acquired 51, and developed one, standalone restaurants for an aggregate investment, including costs of renovations, of $42.2 million; 27 of these restaurants were owned and operated by franchisees as of December 31, 2018. Of the 51 standalone restaurants acquired, as of December 31, 2018, 11 are no longer part of our business. In addition, one standalone restaurant was developed by a joint venture in which we own a noncontrolling interest.
Other Acquisitions. During the year ended December 31, 2018, we acquired a tire retread facility that is part of the Goodyear Authorized Retread Network for a total investment of $4.1 million, including costs of renovations and equipment.
See Note 3 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report for more information about our acquisitions during 2018 and 2017.
Our Travel Centers
Our typical TA or Petro branded travel center includes:

•	over 25 acres of land with parking for approximately 200 tractor trailers and 100 cars;

•	a full service restaurant and one or more QSRs that we operate as a franchisee under various brands;

•	a truck repair facility and parts store;

•	multiple diesel and gasoline fueling points, including DEF at the diesel lanes; and

•	a travel store, game room, lounge and other amenities for professional truck drivers and motorists.
Our typical TA Express branded travel center includes:

•	approximately eight acres of land with parking for approximately 40 tractor trailers and 40 cars;

•	one or more QSRs that we operate as a franchisee under various brands;

•	multiple diesel and gasoline fueling points; and

•	a travel store and other amenities for professional truck drivers and motorists.
Substantially all of our travel centers are full service sites located on or near an interstate highway exit and offer fuel and nonfuel products and services 24 hours per day, 365 days per year.
Our travel center locations offer a broad range of products and services designed to appeal to our customers, including:

•
Fuel. We sell unbranded diesel fuel at separate truck fueling lanes and we sell gasoline and diesel fuel at motorist fuel islands. As of December 31, 2018, we offered branded gasoline at 244 of our 258 locations and unbranded gasoline at six of our travel centers operated by our franchisees.

•
Diesel Exhaust Fluid. DEF is an additive that is required by most truck engines manufactured after 2010. As of December 31, 2018, we offered DEF from dispensers on the diesel fueling island at 253 of our travel centers.

•
Full Service Restaurants and QSRs. Most of our TA and Petro branded travel centers have both full service restaurants and QSRs, and our TA Express branded travel centers have one or more QSRs that offer customers a wide variety of nationally recognized branded food choices. The substantial majority of our full service restaurants within travel centers are operated under our Iron Skillet® and Country Pride® brands and offer menu table service and buffets. At certain travel centers we have converted the full service restaurant to a franchised brand, such as Fuddruckers®, Black Bear Diner® and Bob Evans®. We also operate approximately 39 different brands of QSRs, including Popeye's Chicken & Biscuits®, Subway®, Taco Bell®, Burger King®, Pizza Hut®, Dunkin' Donuts®, Starbuck's Coffee® and Arby's®. As of December 31, 2018, approximately 194 of our travel centers included a full service restaurant, approximately 177 of our travel centers offered at least one QSR and there were a total of approximately 463 QSRs in our 258 travel centers.

•
Truck Service. Most of our travel centers have truck repair and maintenance facilities. Our 244 truck repair and maintenance facilities typically have between three and eight service bays and are staffed by service technicians employed by us or our franchisees. These shops generally operate 24 hours per day, 365 days per year and offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes, wheel alignments and tire repair to specialty services such as diagnostics and repair of air conditioning, brakes and electrical systems and diesel filter cleaning. Our repair and maintenance services are generally covered by our warranty. Most of our truck repair and maintenance facilities provide some warranty work on Daimler Trucks North America, or Daimler, brand trucks through our participation in the Freightliner ServicePoint® and Western Star ServicePoint® programs, as described under the heading "Operations - Daimler Agreement" below. In addition to work we perform at our facilities, we also provide roadside emergency truck repair, call center and off site truck repair and maintenance services, as described under the heading "TA Truck Service" below.

•
Travel Stores. Travel stores located at our travel centers typically have a selection of over 5,000 items, including packaged food and snack items, beverages, non-prescription drug and beauty supplies, batteries, automobile accessories, and music and video products. Each travel store also has a "to go" bar offering fresh brewed coffee, hot dogs, prepared sandwiches and other prepared foods. The travel stores in our travel centers also sell items specifically designed for the truck driver's "on the road" lifestyle, including laundry supplies, clothing, truck accessories and a variety of electronics.

•
Parking. Our travel centers offer the Reserve-It!® parking program, which allows drivers to reserve for a fee a parking space in advance of arriving at a travel center. As of December 31, 2018, we offered Reserve-It!® parking at 241 of our travel centers and had deployed a total of approximately 5,824 reserved parking spaces. These reserved parking spaces comprise an average percentage of the total parking spaces per site of approximately 12%.

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
Operations
Fuel. We sell fuel to our customers at prices that we establish daily or are indexed to market prices and reset daily. For the year ended December 31, 2018, diesel fuel and gasoline revenue represented approximately 84.7% and 15.3%, respectively, of our total fuel revenue. For the year ended December 31, 2018, approximately 80.6% of our diesel fuel was sold at discounts to posted prices under pricing arrangements with customers. We have numerous sources for our diesel fuel and gasoline supply, including nearly all of the large oil companies operating in the United States. We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and generally are reset daily. By establishing diesel fuel supply relationships with several alternate suppliers for most locations, we believe we are able to effectively create competition for our purchases among various diesel fuel suppliers. We also believe that purchasing arrangements with multiple diesel fuel suppliers may help us avoid product outages during times of diesel fuel supply disruptions. At some locations, however, there are few suppliers for diesel fuel in that market and we may have only one viable supplier. Generally we have single sources of supply for gasoline at each of our locations. We offer biodiesel at a number of our travel centers and have a limited number of suppliers for this product at those sites.
A large majority of truck drivers use a payment method known as truck "fuel cards" that allow truck drivers to purchase fuel and other goods and services, and permits trucking companies to track fuel and other purchases made by their drivers throughout the United States. Most of our trucking customers transact business with us by use of fuel cards, most of which are issued by third party fuel card companies. The fuel card industry has only two significant participants, FleetCor Technologies, Inc., the parent of Comdata Inc., or Comdata, and its subsidiaries, or FleetCor, and WEX Inc., and its subsidiaries, or WEX. We believe almost all trucking companies use only a single fuel card provider and have become increasingly dependent upon the data, reports and other services provided by their respective sole fuel card provider to manage their fleets and simplify their data processing.
Generally our fuel purchases are delivered directly from suppliers' terminals to our locations and we do not contract to purchase substantial quantities of fuel to hold as inventory. We generally have only a few days of diesel fuel and gasoline inventory at our travel centers. We believe our exposure to market price increases for diesel fuel and gasoline is partially mitigated by the significant amount of our diesel fuel and gasoline sales that are sold under arrangements that include pricing formulae that reset daily and are indexed to market prices and by us generally not purchasing fuel for delivery other than on the date of purchase. We historically have not engaged in any fixed or hedged price fuel contracts.

Nonfuel Products. We have many sources for the large variety of nonfuel products that we sell. We have developed supply relationships with several suppliers of certain nonfuel products, including Daimler for truck parts, Bridgestone Corporation, Continental AG, Cooper Tire and Rubber Company, Goodyear Tire and Rubber Company, Michelin North America, Inc. and Yokohama Tire Corporation for truck tires, Core-Mark Holding Company Inc. for tobacco and other travel stores products, U.S. Foods for restaurant food products and ExxonMobil Oil Corporation, Equilon Enterprises LLC doing business as Shell Oil Products U.S., or Shell, and Chevron Corporation for lubricants. We maintain two distribution centers to distribute certain nonfuel and nonperishable products to our locations using a combination of contract carriers and our fleet of trucks and trailers. We believe these distribution centers allow us to purchase, maintain and transport inventory and supplies at lower costs.
TA Truck Service. In addition to the truck repair and maintenance services provided at our travel centers, we also provide customers a wide variety of "off site" repair and maintenance services, as described below.

•
RoadSquad® is a roadside truck service program that operates 24 hours per day, seven days per week. As of December 31, 2018, this program included a fleet of approximately 573 heavy duty professionally maintained emergency vehicles equipped with GPS technology at our travel center and other sites and third party roadside service providers in 50 U.S. states and 10 Canadian provinces with a total of approximately 1,643 locations. We centrally dispatch our service trucks and third party service providers from our call center to assist customers with comprehensive repair services when they are unable to bring their trucks to our travel centers due to a break down. We also provide outsourced call center services to trucking fleets and other truck owners in place of their internal call centers, which customers may use on a full-time basis or for only a portion of a day, on certain days of the week or for certain designated periods. As of December 31, 2018, we provided outsourced call center services to 100 customers, including 72 on a full time basis.

•
RoadSquad OnSite® offers truck and trailer mobile maintenance and repair services performed by certified technicians at customer facilities, with a fleet of approximately 198 trucks in service as of December 31, 2018. RoadSquad OnSite® is designed to be a "bay on wheels" fully stocked with standard and specialty parts and state of the art technology that offers various services such as pre-trip truck inspections, U.S. Department of Transportation required inspections, tire repair and replacement, marker light operation checks, brake inspections, truck refurbishings and complete lubrication services.

•
TA Commercial Tire Network™ is a commercial tire program we began in late 2016 through which we sell a variety of branded tires at our truck repair and maintenance facilities, on customers' lots, distribution centers, through direct sales and under tire manufacturers' national fleet account programs. The TA Commercial Tire Network™ includes a tire retread facility that is part of the Goodyear Authorized Retread Network, providing a full line of Goodyear commercial tire retread products to fleets, local industries and tire dealers within a 150 mile radius of its location in Bowling Green, Ohio. Many of our truck service facilities have access to the retread tires produced at this plant. We believe the TA Commercial Tire Network™ is the most comprehensive commercial tire purchasing, monitoring and maintenance program in the United States.

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

We believe that although the travel center and truck stop industry is highly fragmented, with approximately 7,000 travel centers and truck stops in the United States, the largest trucking fleets tend to purchase the majority of their fuel from us and our two largest competitors. We believe that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at the approximately 1,900 travel centers and truck stops that are located at or near interstate highway exits. Based on the number of locations, Pilot Travel Centers LLC, or Pilot, Love's Travel Stops and Country Stores, Inc., or Love's, and TA are the three largest companies focused principally on the travel center industry. We believe that, during 2018, both of our principal competitors, Pilot and Love's, added significantly more travel centers to their networks than we added to our network, and in some cases competition from new sites added by Pilot and Love's has negatively impacted our unit results. Nevertheless, we believe we are able to compete successfully in part because many of our travel centers were originally developed years ago when prime real estate locations along the interstate highway system were more readily available than they are today, which we believe would make it difficult to fully replicate our travel center business, and also in part because of our full service offerings and larger locations that are not often replicated by our principal competitors.
We compete with other travel center and truck stop chains based primarily on diesel fuel prices and the quality, variety and pricing of our nonfuel products, services and amenities. Our truck repair and maintenance facilities compete with other providers of truck repair and maintenance facilities, including some at Pilot and Love's locations. These two competitors have increased their respective numbers of truck repair and maintenance facilities and service offerings over the past few years. For truck maintenance and repair services, we also compete with regional full service travel center and smaller truck stop chains, full service independently owned and operated travel centers and truck stops, fleet maintenance terminals, independent garages, truck and commercial tire dealerships, truck quick lube facilities and other parts and service centers. We also compete with other full service restaurants, QSRs, mass merchandisers, electronics stores, drugstores, gasoline stations and convenience stores. Some truck fleets own their own fuel and repair and maintenance facilities; however, we believe the long term trend has been toward a reduction in these facilities in favor of obtaining fuel and repair and maintenance services from third parties like us. We believe that we are able to compete successfully because we offer consistent, high quality products and services, and our nationwide travel centers provide an advantage to large trucking fleets, particularly long haul trucking fleets, by enabling them to (i) take advantage of efficiencies afforded by the wide array of products and services our travel centers provide for their equipment and their drivers and (ii) reduce the number of their suppliers by routing their trucks through our travel centers nationwide.
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
Our Leases with HPT
We have five leases with HPT, four of which we refer to as the TA Leases and one of which we refer to as the Petro Lease, and which we refer to collectively as the HPT Leases.
HPT Leases. Pursuant to the amended leases, we lease 144 properties under the TA Leases and 35 properties under the Petro Lease. One of our subsidiaries is a tenant under the leases, and we, and in the case of our TA Leases certain of our subsidiaries, guarantee the tenants' obligations under the leases.
Term. The TA Leases, as amended, expire on December 31, 2029, 2031, 2032 and 2033, respectively. The Petro Lease, as amended, expires on June 30, 2035. We may extend each of these leases for up to two additional periods of 15 years.
Annual Minimum Rent. As of January 31, 2019, our aggregate annual minimum rent payable to HPT under the HPT Leases was $243.9 million. We may request that HPT purchase approved renovations, improvements and equipment additions we make at the leased properties, in return for an increase in our annual minimum rent equal to the amount paid by HPT times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. HPT is not required to purchase any improvements and we are not required to sell any improvements to HPT.

Percentage Rent. Under the HPT Leases, we incur percentage rent payable to HPT. The percentage rent is 3% of the excess of nonfuel revenues for any particular year over the percentage rent base year amount. HPT had agreed to waive payment of the first $2.5 million of percentage rent that may become due under our Petro Lease, and as of June 30, 2016, HPT had waived, in aggregate, all of the $2.5 million of percentage rent to be waived. Beginning with the year ended December 31, 2020, the percentage rent payable by us to HPT will increase by an amount equal to 0.5% of the excess of annual nonfuel revenues at leased sites over the nonfuel revenues for each respective site for the year ending December 31, 2019.
Deferred Rent. We owe deferred rent to HPT in an aggregate amount of $70.5 million, which is payable in 16 equal quarterly installments beginning April 1, 2019. Interest does not accrue on this deferred rent obligation, subject to exceptions. This deferred rent obligation may be accelerated by HPT and become due on an earlier date and interest shall begin to accrue thereon upon the occurrence of certain events, including a change of control of us.
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
See Note 9 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report for more information about the terms of the HPT Leases and related amounts.

Relationships with Franchisees
We have lease and franchise agreements with lessees and owners of travel centers and standalone restaurants. We collect rent and franchise, royalty, advertising and other fees under these agreements. The table below summarizes by state information as of December 31, 2018, regarding branding and ownership of the travel centers and standalone restaurants our franchisees operate and excludes travel centers and standalone restaurants we operate. Information about the locations we operate is included in Item 2 of this Annual Report.

	Brand Affiliation:				Ownership of Sites By:
	TA(1)	Petro	QSL	Total	TA	Franchisee or Others(1)
Alabama	1	1	—	2	1	1
Florida	—	—	1	1	—	1
Illinois	—	1	—	1	—	1
Iowa	1	—	1	2	—	2
Kansas	1	1	—	2	—	2
Kentucky	—	—	1	1	—	1
Louisiana	—	—	1	1	—	1
Minnesota	—	2	—	2	—	2
Missouri	2	2	—	4	—	4
New Jersey	—	—	3	3	—	3
North Carolina	—	1	—	1	—	1
North Dakota	—	1	—	1	—	1
Ohio	1	1	9	11	—	11
Oregon	1	—	—	1	—	1
Pennsylvania	1	—	7	8	—	8
South Carolina	—	—	1	1	—	1
Tennessee	1	—	1	2	—	2
Texas	1	—	—	1	1	—
Virginia	1	2	1	4	—	4
West Virginia	—	—	1	1	—	1
Wisconsin	1	1	—	2	—	2
Total	12	13	27	52	2	50

(1)
Since December 31, 2018, through the date of this Annual Report, we entered into a franchise agreement for one additional travel center in North Dakota and an agreement for up to five additional travel centers.

TA, TA Express and Petro Franchise Agreements
The following is a summary of the material provisions typically included in our TA, TA Express and Petro travel center franchise agreements.
Initial Franchise Fee. The initial franchise fee for a new TA or Petro franchise is $150.0 thousand. The initial franchise fee for a new TA Express franchise is $100.0 thousand.
Term of Agreement. The initial term of a franchise agreement is generally 10 years. Our TA and TA Express franchise agreements generally provide for two five year renewals on the terms then being offered to prospective franchisees at the time of the franchise renewal and our Petro franchise agreements generally provide for two five year renewals on the same terms as the expiring agreements. As of December 31, 2018, our franchise agreements had an average remaining term excluding renewal options of four years and an average remaining term including renewal options of nine years.
Protected Territory. Under the terms of our franchise agreements for TA and TA Express travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the TA or TA Express brand in a specified territory for that TA or TA Express branded franchise travel center. Under the terms of our franchise agreements for Petro travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the Petro brand in a specified territory for that Petro branded franchise travel center.

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
Fuel Purchases and Royalties. Our franchise agreements require the franchisee to pay us a royalty fee of $0.003 per gallon of fuel sold based on sales of certain fuels at the franchised travel center. We also purchase receivables generated by some of our franchisees in connection with sales to common trucking fleet customers through our proprietary billing system on a non-recourse basis in return for a fee.
Royalty Payments on Nonfuel Revenues. Franchisees are required to pay us a royalty fee generally equal to between 2.0% and 4.0% of nonfuel revenues, including on revenues from branded QSRs, in some cases up to a threshold amount, with a lower percentage fee payable on amounts in excess of the threshold amount.
Advertising, Promotion and Image Enhancement. Our franchisees are required to make additional payments to us as contributions to the applicable brand wide advertising, marketing and promotional expenses we incur.
Termination/Nonrenewal. Generally, we may terminate or refuse to renew a franchise agreement for default by the franchisee. Generally, we may also refuse to renew if we determine that renewal would not be in our economic interest or, in the case of TA franchisees, TA Express franchisees and Petro franchisees under our current form of franchise agreement, if the franchisee will not agree to the terms in our then current form of franchise agreement.
Rights of First Refusal. During the term of each franchise agreement, we generally have a right of first refusal to purchase the franchised travel center at the price the franchisee is willing to accept from a third party. In addition, some of our agreements give us a right to purchase the franchised travel center for fair market value, as determined by the parties or an independent appraiser, upon expiration or earlier termination of the franchise agreement.
Franchisee Lease Agreements
In addition to franchise fees, we also collect rent from franchisees who lease their travel centers from us. At December 31, 2018, there were two such leased franchised travel centers. These franchisees exercised their final renewal term options and renewed their lease agreements during 2017; the terms of these lease agreements expire in June 2022.
QSL Franchise Agreements
Material provisions of our QSL franchise agreements typically include the following:
Initial Franchise Fee. The initial franchise fee for a new QSL franchise is $40.0 thousand. If a franchisee develops a QSL, the franchisee also is required to sign an area development agreement and is required to pay an initial development fee of $20.0 thousand per restaurant.
Term of Agreement. The initial term of a QSL franchise agreement is generally 10 to 20 years. Our QSL franchise agreements generally provide for a 10 year renewal on the terms then being offered to prospective franchisees at the time of the franchise renewal. As of December 31, 2018, our franchise agreements had an average remaining term excluding renewal options of 10 years and an average remaining term including renewal options of 18 years.
Protected Territory. Under the terms of our QSL franchise agreements, generally we have agreed not to operate, or allow another person to operate, a restaurant that uses the QSL brand in a specified territory. In addition, the franchisees have agreed not to operate a similar restaurant within a specified territory during the term and for a minimum of two years commencing on the effective date of termination or expiration of the franchise agreement.
Restaurant Offerings. Franchisees are required to operate their restaurants in conformity with the image of QSL and agree to prepare, sell and offer only those menu items that have been approved by us.
Royalty Payments on Gross Sales. QSL franchisees are required to pay us a royalty fee on gross sales, which includes revenues of all goods and merchandise, or services, equal to between 4.0% to 5.0%.

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
Rights of First Refusal. During the term of each franchise agreement, we generally have a right of first refusal to purchase that restaurant at the price the franchisee is willing to accept from a third party.
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
For further information about these and other environmental and climate change matters, see the disclosure under the heading "Environmental Contingencies" in Note 15 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report. In addition, for more information about these environmental and climate change matters and about the risks which may arise as a result, see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements," Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis - Environmental and Climate Change Matters."
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
Intellectual Property
We own the "Petro Stopping Center" and "Quaker Steak & Lube" names and related trademarks and various trade names used in our business including RoadSquad®, RoadSquad OnSite®, TA Commercial Tire Network™, UltraOne®, Iron Skillet®, Reserve-It!®, eShop® and others. We have the right to use the "TA," "TA Express," "TravelCenters of America," Country Pride® and certain other trademarks, which are owned by HPT, during the term of each TA Lease. We also license certain trademarks used in the operation of certain of our restaurants. We believe that these trademarks are important to our business, but that they could be replaced with alternative trademarks without significant disruption in our business except for the cost of such changes, which may be significant.

Internet Websites
Our internet website addresses are www.ta-petro.com, www.thelube.com and www.roadsquadconnect.com. Copies of our governance guidelines, code of business conduct and ethics, our insider trading policy and the charters of our audit, compensation and nominating and governance committees are posted on our website at www.ta-petro.com and also may be obtained free of charge by writing to our Secretary, TravelCenters of America LLC, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal controls or auditing matters or violations or possible violations of our code of business conduct and ethics. We make available, free of charge, on our website at www.ta-petro.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Security holders may send communications to our Board of Directors or individual Directors by writing to the party for whom the communication is intended at Secretary, TravelCenters of America LLC, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or email secretary@ta-petro.com. Our website addresses are included several times in this Annual Report on Form 10-K as a textual reference only and the information on our websites are not incorporated by reference into this Annual Report on Form 10-K.

Item 1A. Risk Factors
Our business faces many risks. If any of the events or circumstances described in the following risk factors occurs, our business, financial condition or results of operations could suffer and the market prices of our equity or debt securities could decline. Investors and prospective investors should carefully consider the following risks, the risks referred to elsewhere in this Annual Report and the information contained under the heading "Warning Concerning Forward Looking Statements" before deciding whether to invest in our securities.
Risks Related to Our Business
Our operating margins are narrow.
Our operating margins are low. Fuel sales comprise the majority of our revenues and generate low gross margin percentages. A small percentage decline in our future revenues or increase in our future costs, especially revenues and costs and expenses related to fuel, may cause our profits to decline or us to incur losses. Fuel prices and sourcing have historically been volatile, which may increase the risk of declines in revenues or increases in costs. In the years during the most recent U.S. economic recession and the periods of historically high and volatile fuel prices, we realized large operating losses. Shifts in customer demand for our products and services, including as a result of increased fuel conservation practices, or heightened competition could cause our operating margins to narrow further and we may incur losses. Our operating margins will also be negatively impacted by any increase in transaction or other fees we are required to pay to fuel card providers that we cannot pass along to our customers.
Increasing fuel efficiency of motor vehicle engines and use of other fuel conservation practices and alternative fuels may adversely impact our business.
Truck and other vehicle manufacturers and our trucking and motorist customers continue to be focused on technological innovations to improve motor vehicle fuel efficiency and conserve fuel. The development of new technologies, such as truck platooning (the electronic linking of trucks with a lead vehicle), heat and kinetic energy recovery technologies, and substantially lighter "super trucks" and higher efficiency motor fuels could result in significant increases in fuel efficiency. In addition, advances in alternative fuel technologies may lead to their greater adoption by the trucking industry and other motorists. Government regulation may encourage or require the improved fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels. The largest part of our business consists of selling motor fuel. If our trucking or other customers purchase less motor fuel because their trucks or other vehicles operate more fuel efficiently or use alternative fuels, our financial results will decline and we may incur losses unless we are able to sufficiently offset the declines by selling substitute or other products or services, gaining market share, increasing our gross margins per gallon of fuel sold or reducing our operating costs. It is unclear whether we will be able to operate our travel centers profitably if the amount of motor fuels used by the U.S. trucking industry or other motorists declines.

Our financial results are affected by U.S. trucking industry economic conditions.
The trucking industry is the primary customer for our goods and services. Demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for our products and services typically declines, which could significantly harm our results of operations and financial condition.
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
Further, the truck repair and maintenance service industry is highly competitive. Such services can be obtained by trucking companies and truck drivers from a variety of sources, including national and regional truck repair and maintenance facilities and roadside assistance fleets, full service travel centers, truck stop chains, fleet maintenance terminals, independent garages, truck and commercial tire dealerships, truck quick lube facilities and other parts and service centers. In addition, some trucking companies operate their own terminals to provide repair and maintenance services to their own trucking fleets and drivers. Pilot and Love's, our two largest competitors, have increased their respective numbers of truck repair and maintenance facilities and their roadside assistance fleets over the past several years and should this trend continue, our competitive position could be weakened. Some of our competitors in the truck repair and maintenance service business may have more resources or lower costs than we do and vertically integrated businesses which may provide them competitive advantages.
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
Our indebtedness and rent obligations are substantial. The terms of our leases with HPT require us to pay all of our operating costs and generally fixed amounts of rent. During periods of business decline, our revenues and gross margins may decrease but our minimum rents due to HPT and the interest payable on our senior notes do not. A decline in our revenues or an increase in our expenses may make it difficult or impossible for us to make payments of interest and principal on our debt or meet our rent obligations and could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease obligations or other purposes. Our substantial indebtedness and rent obligations may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to competitors that have lower relative debt levels. If we default under our HPT Leases, we may be unable to continue our business. Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.
Fuel price increases and fuel price volatility could negatively affect our business.
Increasing fuel prices and fuel price volatility have several adverse impacts upon our business. First, high fuel prices result in higher truck shipping costs. This causes shippers to consider alternative means for transporting freight, which reduces trucking business and, in turn, reduces our business. Second, high fuel prices cause our trucking customers to seek cost savings throughout their businesses. This has resulted in the implementation by many of our customers of measures to conserve fuel, such as purchasing trucks that have more fuel efficient engines, employ alternative fuel or other technologies, lower maximum driving speeds and employ other practices to conserve fuel, such as truck platooning and reduced truck engine idling, which measures reduce total fuel consumption and in turn reduce our fuel sales volumes. Third, higher fuel prices may result in less disposable income for our customers to purchase our nonfuel goods and services. Fourth, higher and more volatile fuel commodity prices increase the working capital needed to maintain our fuel inventory and receivables, and this increases our costs of doing business. Further, increases in fuel prices may place us at a cost disadvantage to our competitors that may have larger fuel inventory or forward contracts executed during periods of lower fuel prices. If fuel commodity prices or fuel price volatility increase, our financial results may not improve and may worsen.
Limited competition among third party fuel card companies could adversely affect our business.
Most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies. The fuel card industry has only two significant participants, FleetCor and WEX. According to a published analyst report, FleetCor (which is the parent of Comdata) and WEX collectively account for more than 84% of the fuel card provider market. We believe almost all trucking companies use only a single fuel card provider and have become increasingly dependent upon the data, reports and other services provided by their respective fuel card provider to manage their fleets and simplify their data processing. Fuel card providers have direct negotiated contractual relationships with their trucking company customers. We cannot easily substitute an alternative fuel card for trucking companies to use to acquire fuel at our locations. Any effort to convince trucking companies to use an alternative card at our locations requires significant time, expense and coordination with the provider of that alternative card, and may not be successful. Limited competition in the fuel card industry and the increasing dependence of trucking companies on their fuel card provider could adversely affect our business. For example, last year Comdata purported to terminate our Merchant Agreement with us and unilaterally withheld increased fees from the transaction settlement payments due to us. While we were successful in litigation we brought against Comdata, with the court ordering Comdata to continue to perform under the Merchant Agreement, that agreement is scheduled to expire on January 2, 2022 unless renewed. In addition, our agreement with WEX is scheduled to expire on November 6, 2021, and, thereafter, will renew automatically for successive two year terms, in each case, unless terminated. We may not be able to renew our agreements with Comdata or WEX, or enter new agreements with them. Further, any renewal or new agreement we may enter with either of them may be on terms that are materially less favorable to us than our current agreements with them. If Comdata or WEX increase the fees we are required to pay, we may not be able to recover the increased expense through higher prices to customers, and our business, financial condition and results of operations may be materially adversely affected.

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
Our growth strategies and our locations require regular and substantial capital investment. We may be unable to access the capital necessary to invest in our locations or fund our growth strategies and we may fail to adequately maintain our properties.
Our growth strategies and business depend upon our ability to raise additional capital to invest in our locations and to fund acquisitions and investments that we believe are important to expand our business and maintain our competitiveness and to raise such capital at costs that are less than our returns on that capital. All of our travel centers are open for business 24 hours per day, 365 days per year. Due to the nature and intensity of the uses of our locations, they require regular and substantial expenditures for maintenance and capital investments to remain functional and attractive to customers. Although we may request that HPT purchase future renovations, improvements and equipment at the properties that we lease from HPT, HPT is not obligated to purchase any amounts and such purchases only relate to improvements to facilities we lease from HPT and not to facilities that we own or lease from others or to general business improvements, such as improvements to our IT systems.
We may be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms or amount of our outstanding indebtedness, the terms or amount of our rent obligations or for reasons beyond our control, such as market conditions. Moreover, there is potential for volatility in the availability of business capital on a global basis and in debt and equity markets generally. If we are unable to raise capital at costs that are less than our returns on that capital, our businesses and profits may decline and our growth strategies may fail. Further, we may fail to adequately budget for and fund sustaining and growth capital expenditures, which may reduce our properties' competitiveness and may require us to make larger capital expenditures in the future.

Our storage and dispensing of petroleum products create the potential for environmental damages, and compliance with environmental laws is often expensive.
Our business is subject to laws relating to the protection of the environment. The locations we operate include fueling areas, truck repair and maintenance facilities and tanks for the storage and dispensing of petroleum products, waste and other hazardous substances, all of which create the potential for environmental damage. Environmental laws expose us to the possibility that we may become liable to reimburse governments or others for damages and costs they incur in connection with environmental hazards or become liable for fines and penalties for failure to comply with environmental laws. We cannot predict what environmental legislation or regulations may be enacted or how existing laws or regulations will be administered or interpreted with respect to our products or activities in the future; more stringent laws, more vigorous enforcement policies or stricter interpretation of existing laws in the future could cause us to expend significant amounts or experience losses.
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
We rely on IT systems, including the internet, to process, transmit and store electronic information, including financial records and personally identifiable information such as employee and payroll data and workforce scheduling information, and to manage or support a variety of business processes, including our supply chain, retail sales, credit and other card payments and authorizations, financial transactions, banking and numerous other processes and transactions. We purchase some of the IT systems we use from vendors on whom our IT systems materially depend and we also internally develop some of our IT systems. We rely on commercially available and proprietary IT systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and credit information. In addition, the IT systems we use for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put payment card data at risk; and some of these IT systems are determined and controlled by the payment card suppliers, who may be prone to cyber attacks, data breaches and payment frauds, and not by us. Although we take various actions to protect and maintain the security of the IT systems we use and the data maintained in them, it is possible that our security measures will not prevent the improper functioning of or damage to the IT systems we use, or the improper access to such IT systems or disclosure of personally identifiable or confidential information, such as in the event of a cyber attack. Security breaches, including physical or electronic break ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any compromise or breach of our or our provider's IT systems could cause material interruptions in our operations, damage our reputation, require significant expenditures to determine the severity and scope of the breach, subject us to material liability claims, material claims of banks and payment card companies or regulatory penalties, reduce our customers' willingness to conduct business with us and could have a material adverse effect on our business, financial condition and results of operations. Moreover, banks and payment card companies continue to adopt new technologies to mitigate the risk of cyber attacks, data breaches and fraud and, if we do not adopt these new technologies by the deadlines set by the banks and payment card companies, those companies may not pay us for fraudulent transactions occurring at our locations with those companies' cards or may otherwise penalize us. Further, the failure of the IT systems we use to operate effectively, or problems we may experience with maintaining the IT systems we currently use or transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems.
Many of our labor costs cannot be easily reduced without adversely affecting our business.
To maintain and manage our operations requires certain minimum staffing levels to operate our travel centers 24 hours per day, 365 days per year, and we attempt to manage our staffing to avoid excess, unused capacity. As a result, it may be difficult for us to affect future reductions in our staff without adversely affecting our business prospects. Further, passage of federal and state legislation that results in increases to our labor costs, such as minimum wage increases and health insurance requirements, could result in higher labor costs than we currently anticipate. Certain aspects of our business require higher skilled personnel, such as truck service technicians. Hiring, training and maintaining higher skilled personnel can be costly, especially if turnover is high. Further, as we grow our business, particularly the aspects of our business that require higher skilled personnel, we may experience increased difficulty with staffing those positions with qualified personnel and may incur greater costs to do so. Also, certain opportunities for sales may be lost if staffing levels are reduced too much or if we are unable to maintain a sufficient number of higher skilled employees. In addition, costs for health care and other benefits, due to regulation, market factors or otherwise, may further increase our labor costs.
If the company is unable to attract, motivate and retain experienced and knowledgeable personnel in key positions, its future results could be adversely impacted.
The success of our business is dependent upon our ability to employ and train individuals with the requisite knowledge, skills and experience to execute our business model and achieve our business objectives. The failure of the company to attract, motivate and retain key personnel or implement an appropriate succession plan could adversely impact our ability to successfully carry out our business strategy and retain other key personnel.

Changes in U.S. trade policies could significantly reduce the volume of imported goods into the United States, which may materially reduce truck freight volume in the United States and our sales.
The Trump administration, or the Administration, and members of the U.S. Congress have made public statements indicating possible significant changes in U.S. trade policy and have taken certain actions that may impact U.S. trade, including imposing tariffs on certain goods imported into the United States. Changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in "trade wars," in increased costs for goods imported into the United States, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with the United States. If these consequences are realized, the volume of economic activity in the United States, including trucking freight volume, may be materially reduced. Such a reduction may materially and adversely affect our sales and our business. Further, the realization of these matters may increase our cost of goods and, if those costs cannot be passed on to our customers, our business and profits may be materially and adversely affected.
The trucking industry may fail to satisfy market demands for transporting goods or market participants may choose other means to transport goods.
The trucking industry has been experiencing a shortage of qualified truck drivers and trucks. Further, increased regulations on the activities of truck drivers and trucking companies, including increased monitoring and enforcement of the number of hours truck drivers may operate a truck each day, and other matters have limited the ability of trucking companies to satisfy market demands for transporting goods. In addition, other means of transporting goods besides by truck are available, and new means of transportation may be developed. For example, there have been general news reports of other means of transportation being increasingly explored, such as light rail, airplanes and drones. If the trucking industry is unable to satisfy market demands for transporting goods or if the use of other means of transporting goods increases, the trucking industry may experience reduced business, which would negatively affect our business, results of operations and liquidity.
Insurance may not adequately cover our losses.
We maintain insurance coverage for our properties, including for casualty, liability, fire, extended coverage and business interruption loss insurance. We also require our franchisees to maintain insurance for our travel centers they operate as a franchisee. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a franchisee may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property. Similarly, our other insurance, including our general liability insurance, may not provide adequate insurance to cover our losses.
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
On February 12, 2018, the Administration announced its proposal for a $1.5 trillion infrastructure plan that contains several policy provisions detrimental to the truck stop industry and our business. Specifically, the Administration's proposal intends to shift the responsibility for financing infrastructure projects from the federal government to the states and the private sector; such shifting is expected to greatly increase tolling of U.S. highways. The Administration also proposed rest area commercialization. While it is uncertain the Administration's proposal will find sufficient Congressional support to be enacted, if enacted as proposed, the Administration's plans are likely to adversely affect our business, possibly significantly.

Unfavorable publicity could negatively affect our results of operations as well as our future business.
We operate our travel centers and standalone restaurants under a small number of brand names. We sell gasoline under brands we do not own at most of our locations and many of our locations have QSRs operating under brands we do not own. In addition, we resell numerous other products we obtain from third parties. If we or the companies or brands associated with our products and offerings become associated with negative publicity, including as a result of customer or employee complaints, our customers may avoid purchasing our products and offerings at our locations because of our association with the particular company or brand. In recent years there has been an increase in the use of social media, which allows individuals access to a broad audience. The availability of information on social media is virtually immediate in its impact. The use of social media by our customers, employees or other individuals to make negative statements about our products, offerings, service, brands or other matters associated with us could quickly damage our reputation and negatively impact our revenues, and we may not be able to quickly and effectively address or counter the negative publicity. As noted elsewhere in this Annual Report, the control we may exercise over our franchisees is limited. Negative publicity or reputational damage relating to any of our franchisees may be imputed to our entire company and business. If we were to experience these or other instances of negative publicity or reputational damage, our sales and results of operations may be harmed.
Food safety and foodborne illness concerns could have an adverse effect on our business.
We cannot guarantee that our controls and training will be fully effective in preventing all food safety issues at our QSRs, full service restaurants or our standalone restaurants, including any occurrences of foodborne illnesses. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations. One or more instances of foodborne illness in any of our QSRs, full service restaurants or our standalone restaurants or related to food products we offer could negatively affect our sales and results of operations if it involves serious illness or is highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our standalone restaurants or travel center locations. A number of restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our locations, or negative publicity or public speculation about an incident, could have a material adverse effect on our business, financial condition and results of operations.
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
Our business and operations are subject to risks from adverse weather events.
Severe weather may have a material adverse effect on properties we own and the U.S. trucking industry, and some believe that the incidents of severe weather are increasing in frequency as a result of global climate change. When severe weather events, such as hurricanes, floods and wildfires, occur near our travel centers, we or our franchisees may need to suspend operations of any impacted travel centers until the event has ended, repairs are made and the impacted travel centers are ready for operation.  In addition, severe weather across a geographic region may cause a material decrease in the movement of trucks and, as a result, in our business. We or franchisees of our travel centers may incur significant costs and losses as a result of severe weather, both in terms of operating, preparing and repairing our travel centers in anticipation of, during and after a severe weather event and in terms of lost business due to the interruption in operating our travel centers or decreased truck movements. Our insurance and our franchisees’ insurance may not adequately compensate us or them for these costs and losses.

Labor disputes or other events may arise that restrict, reduce or otherwise negatively impact the movement of goods in the United States, which may adversely impact parts of the trucking industry that are our customers and may adversely impact our financial results at travel centers we operate.
A meaningful aspect of the U.S. trucking industry involves the movement of goods across the United States. Events that restrict, reduce or otherwise negatively impact the movement of those goods may adversely impact the trucking industry. In recent years, there were extended labor disputes at U.S. west coast ports which slowed the loading and unloading of goods at those ports. A large percentage of the goods which are loaded and unloaded at those ports are transported to and from those ports by trucking companies, including some who are our customers. Future labor disputes could disrupt the transportation of goods across the United States and remain unresolved for a prolonged period. Such a disruption may materially and adversely affect our business and our ability to operate profitable travel centers and meet our rent obligations.
Changes in tax laws or other actions could have a negative effect on us.
At any time, the federal or state income tax laws, or the administrative or judicial interpretations of those laws, may change. Federal and state tax laws may be reviewed, interpreted, or reinterpreted by persons involved in the legislative process, the U.S. Internal Revenue Service, the U.S. Department of the Treasury, the courts and state taxing authorities. Changes to the tax laws, regulations and administrative or judicial interpretations, which may have retroactive application, could adversely affect us.
In particular, December 2017 legislation made substantial changes to the U.S. Internal Revenue Code of 1986, as amended, or the Code, particularly as it relates to the taxation of both corporate income and international income. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate and the modification of tax policies, credits and deductions for businesses and individuals, particularly with regard to interest deductions. This legislation also imposes additional limitations on the deduction of net operating losses. The effects of these and other changes made in this legislation are still uncertain in many respects. Furthermore, many of the provisions of the legislation require additional guidance in order to fully assess their effect on us. It is also possible that there will be technical corrections legislation proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us.
We may be unable to utilize our net operating loss and tax credit carryforwards.
Net operating losses and other carryforwards are subject to limitations under the Code, such as a provision that carryforwards of net operating losses arising in taxable years beginning after 2017 generally cannot offset more than 80% of the current year's taxable income. Moreover, net operating losses arising in taxable years beginning after 2017 may not be carried back, but may be carried forward indefinitely. These limitations could affect our ability to utilize all of our existing net operating loss and tax credit carryforwards.
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
The Financial Accounting Standards Board recently adopted new guidance covering the accounting for leases that requires companies to record assets and liabilities for most leases on their balance sheets to recognize a lessee's rights and obligations. The rules were effective on January 1, 2019, and we now account for substantially all of our leases under which we are the lessee as assets and liabilities on our balance sheet, while for the year ended December 31, 2018, we accounted for such leases on an "off balance sheet" basis. As a result, the adoption of these new rules will have a material effect on our consolidated balance sheets as significant amounts of lease related assets and liabilities will be recognized. Though these changes will not have any direct impact on our overall financial condition or contractual payment or other obligations, these changes could cause investors or others to change the way they view our financial condition and could change the calculations of financial metrics and covenants, as well as third party financial models regarding our financial condition.

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
Our business may be adversely impacted by a material increase in interest rates and adverse changes in fiscal policy or credit market conditions.
In the past, the U.S. federal government’s fiscal policies and economic stimulus actions have created uncertainty in the financial markets and caused volatility in interest rates, which impacted business and consumer behavior. In December 2018, the Federal Reserve raised the federal funds rate, which was the fourth increase in this rate made in 2018, to a range between 2.25% to 2.30%. The Federal Reserve also previously indicated its expectation that it would further increase this rate multiple times in 2019. However, in January 2019 it signaled that it may delay further rate increases. If key economic indicators, such as the unemployment rate, inflation, household spending and economic activity, are not sustained at levels the Federal Reserve believes support its objectives, the Federal Reserve may further increase the target range for the federal funds rate. Further increases in the federal funds rate would cause interest rates and borrowing costs to rise. Material increases in interest rates or market reactions to those increases may have a material adverse effect on our business.
Risks Related to Our Growth Strategies
We are in the process of executing new business strategies; we may fail to successfully execute these strategies and these strategies may prove to be unprofitable.
Our success depends on our ability to grow our business and adapt our business model to changing market conditions. We are executing new business strategies. In 2018, we commenced operating a commercial tire retread business with our acquisition and upgrade of a 32,000-square foot commercial tire retread facility in Bowling Green, Ohio that we anticipate will give us the ability to provide a complete tire management system and retread tires for national and local fleets, local industries, regional construction and agricultural segments. However, we have no prior experience operating a commercial tire retread facility and the prior owner had closed this facility because it was not operating profitably. We also launched a new smaller travel center format, branded TA Express, with the opening or conversion in 2018 of four smaller travel centers under this brand name and we plan to expand our travel center business, including the TA Express brand, through franchising, acquisition and development opportunities. These new business strategies will take time to execute and require additional investment. While we believe the pursuit of these business strategies will have a positive effect on our business in the long term, we cannot be sure that they will.
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

The success of our growth strategies, such as our expansion into the standalone restaurant business, and any particular acquisition, including the realization of anticipated benefits, synergies and cost savings, will depend, in part, on our ability to successfully combine acquired businesses with ours. Integration of acquired businesses may be more difficult, costly or time consuming than expected, may result in the loss of key employees or business disruption to us, or may adversely affect our ability to maintain relationships with customers, suppliers and employees or to fully achieve the anticipated benefits of the growth strategy or acquisition. If we experience difficulties, the anticipated benefits of a growth strategy or particular transaction may not be realized fully or at all, or may take longer to realize than expected.
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
Risks Arising from Certain of Our Relationships and Our Organization and Structure
Our agreements and relationships with HPT, RMR and others related to them may create conflicts of interest, or the perception of such conflicts, and may restrict our ability to grow our business.
We have significant commercial and other relationships with HPT, RMR, AIC and others related to them, including:

•	We lease a large majority of our travel centers from HPT and our business is substantially dependent upon our relationship with HPT.

•	HPT is our largest shareholder, owning 3.4 million, or approximately 8.5% of our outstanding common shares as of December 31, 2018.

•
RMR provides us with business management services pursuant to a business management agreement and we pay RMR fees for those services based on a percentage of our fuel gross margin and nonfuel revenues. RMR also provides business and property management services to HPT.

•
One of our Managing Directors, Adam D. Portnoy, is a managing trustee of HPT, owned 1.5% of HPT's outstanding common shares as of December 31, 2018, is a managing director and an officer and, as the sole trustee of ABP Trust, is the controlling shareholder of The RMR Group Inc. and is a managing director and the president and chief executive officer of The RMR Group Inc. and is an officer and employee of RMR. The RMR Group Inc. is the managing member of RMR and RMR is the majority operating subsidiary of The RMR Group Inc.

•	As of December 31, 2018, RMR owned 1.5 million, or approximately 3.7%, of our common shares.

•	Our other Managing Director and Chief Executive Officer, Andrew J. Rebholz, is an Executive Vice President of RMR.

•
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

•
We, HPT and five other companies to which RMR provides management services currently own AIC, an Indiana insurance company, which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders and are parties to a shareholders agreement regarding AIC.

In an agreement with HPT entered in 2007 in connection with our spin off from HPT and in our HPT Leases, we granted HPT a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center with another party. Under the 2007 agreement, we also granted HPT and other entities to which RMR provides management services a right of first refusal to acquire or finance any real estate of the types in which they invest before we do. Additionally, under the HPT Leases, without the consent of HPT, we generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which a travel center owned by HPT is located. These rights of first refusal and noncompetition provisions could limit our ability to purchase or finance our properties or properties we may wish to invest in or acquire in the future. Also, under the 2007 agreement we agreed not to take any action that might reasonably be expected to have a material adverse impact on HPT's ability to qualify as a real estate investment trust, or REIT. For more information regarding our transactions, and leases with HPT, see Note 9 and Note 14 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report.
These relationships could create, or appear to create, conflicts of interest with respect to matters involving us, HPT, RMR and others related to them. As a result of these relationships, our leases with HPT, management agreement with RMR and other transactions with HPT, RMR and others related to them were not negotiated on an arm's length basis between unrelated parties, and therefore the terms thereof may not be as favorable to us as they would have been if they were negotiated on an arm's length basis between unrelated parties. In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, dissident shareholder director nominations, dissident shareholder proposals and shareholder litigation have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. These activities, if instituted against us, and the existence of conflicts of interest or the perception of conflicts of interest, could result in substantial costs and diversion of our management's attention and could have a material adverse impact on our reputation, business and the market price of our common shares and other securities.
The substantial majority of the travel centers that we operate are owned by HPT and our business is substantially dependent on our relationship with HPT. In addition, we have significant commercial arrangements with RMR and we are dependent on those arrangements in operating our business.
Of the 258 travel centers we operate, 179, or 69%, are owned by HPT and, as a result, our business is substantially dependent on our relationship with HPT. We lease these travel centers pursuant to five long term leases with HPT. HPT may terminate our leases in certain circumstances, including if HPT does not receive annual minimum rent on the subject properties or for certain other events of default. Our business is substantially dependent upon our continued relationship with HPT. The loss of our leases with HPT, or a material change to their terms, could have a material adverse effect on our business, financial condition or results of operations.
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
Our limited liability company agreement, or our LLC agreement, and bylaws contain provisions that prohibit any shareholder from owning more than 9.8% and 5%, respectively, of the number or value of any class or series of our outstanding shares. The 9.8% ownership limitation in our LLC agreement is consistent with our contractual obligations with HPT to not take actions that may conflict with HPT's status as a REIT under the Code. The 5% ownership limitation in our bylaws is intended to help us preserve the tax treatment of our tax credit carryforwards, net operating losses and other tax benefits. We also believe these provisions promote good orderly governance. However, these provisions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable.
Additionally, other provisions contained in our LLC agreement and bylaws may also inhibit acquisitions of a significant stake in us and deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable, including, for example, provisions relating to:

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
In addition, the HPT Leases, our business management agreement with RMR and our credit agreement for our $200.0 million secured revolving credit facility, or our Credit Facility, each provide that our rights and benefits under those agreements may be terminated in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control, as defined in those agreements, without the consent of HPT, RMR or the lenders under our Credit Facility, respectively, and that pursuant to our shareholders agreement with respect to AIC, AIC and the other shareholders of AIC may have rights to acquire our interests in AIC if such an acquisition occurs or if we experience some other change in control. In addition, our obligation to repay deferred rent then outstanding under our amended leases with HPT may be accelerated if, among other things, a Director not nominated or appointed by the then members of our Board of Directors is elected to our Board of Directors or if our shareholders adopt a proposal (other than a precatory proposal) not recommended for adoption by the then members of our Board of Directors. For these reasons, among others, our shareholders may be unable to realize a change in control premium for securities they own of us or otherwise effect a change of our policies or a change of our control.
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

•	persons seeking to acquire control over us or over the operation of our gaming licenses are subject to prior investigation by and approval from the relevant gaming authorities;

•	persons who wish to serve as one of our Directors or officers may be required to be approved, found suitable and in some cases licensed, by the relevant state gaming authorities; and

•	the relevant state gaming authorities may limit our involvement with or ownership of securities by persons they determine to be unsuitable.

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
Shareholder litigation against us or our Directors, officers, manager, other agents or employees may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to shareholders asserting claims than in-court litigation.
Our shareholders agree, by virtue of becoming shareholders, that they are bound by our governing documents, including the arbitration provisions of our bylaws and charter, as they may be amended from time to time. Our governing documents provide that certain actions by one or more of our shareholders against us or any of our Directors, officers, manager, other agents or employees, other than any request for a declaratory judgment or similar action regarding the meaning, interpretation or validity of any provision of our governing documents, will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, including any of our Directors, officers, manager, other agents or employees, unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against us or our Directors, officers, manager, other agents or employees, including, for example, claims alleging violations of federal securities laws or breach of fiduciary duties, if we or any of our Directors, officers, manager, other agents or employees, against whom the claim is made unilaterally demands the matter be resolved by arbitration. Instead, our shareholders would be required to pursue such claims through binding and final arbitration.

Our governing documents provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in our governing documents. These procedures may provide materially more limited rights to our shareholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our governing documents’ arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our shareholders, the rules governing such representation or class arbitration may be different from, and less favorable to shareholders than, the rules governing representative or class action litigation in courts. Our governing documents also generally provide that each party to such an arbitration is required to bear its own costs in the arbitration, including attorneys’ fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any shareholder or such shareholder’s attorneys. The arbitration provisions of our governing documents may discourage our shareholders from bringing, and attorneys from agreeing to represent our shareholders wishing to bring, litigation against us or our Directors, officers, manager, other agents or employees. Our agreements with HPT and RMR LLC have similar arbitration provisions to those in our governing documents.
We believe that the arbitration provisions in our governing documents are enforceable under both state and federal law, including with respect to federal securities laws claims. We are a limited liability company, formed under the Delaware Limited Liability Act, or the LLC Act. Section 18-1101(b) of the LLC Act expressly provides that it is the policy of the LLC Act to give the maximum effect to the principle of freedom of contract and to the enforceability of limited liability company agreements and, in accordance with this principle, Delaware courts have held that the basic approach of the LLC Act is to provide broad discretion in drafting the limited liability company agreements and have previously upheld arbitration provisions in the limited liability company agreements. The United States Supreme Court has also repeatedly upheld agreements to arbitrate other federal statutory claims, including those that implicate important federal policies. However, some academics, legal practitioners and others are of the view that mandatory arbitration provisions in public company governing documents are not enforceable with respect to federal securities laws claims, including the Delaware Chancery Court with respect to Delaware corporations. It is possible that the arbitration provisions of our governing documents may ultimately be determined to be unenforceable.
By agreeing to the arbitration provisions of our governing documents, our shareholders will not be deemed to have waived compliance by us with federal securities laws and the rules and regulations thereunder.
We may experience losses from our business dealings with AIC.
We, HPT, and five other companies to which RMR provides management services each own 14.3% of AIC, and we have invested approximately $6.1 million in AIC. We and those other AIC shareholders participate in a combined insurance program arranged and insured or reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.
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
Since we became a publicly traded company in January 2007, our shares have experienced significant share price and trading volatility, which may continue. The market price of our common shares has fluctuated and could fluctuate significantly in the future in response to various factors and events, including, but not limited to, the risks set out in this Annual Report, as well as:

•	the liquidity of the market for our common shares;

•	our historic policy to not pay cash dividends;

•	changes in our operating results;

•	issuances of additional common shares and sales of our common shares by holders of large blocks of our common shares, such as HPT, RMR or our Directors or officers;

•	a lack of analyst coverage, changes in analysts' expectations and unfavorable research reports; and

•	general economic and industry trends and conditions.
In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.
Recently, global and U.S. financial markets have experienced heightened volatility, including as a result of uncertainty regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, and, more recently, concerns over increasing interest rates (particularly short-term rates), uncertainty regarding the short- and long-term effects of tax reform in the U.S. and uncertainty regarding trade policies and tariffs implemented by the Administration. This volatility and uncertainty could have a significant impact on the markets for our common shares and our Senior Notes (as defined below), the markets in which we operate and a material adverse impact on our business prospects and financial condition.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The table below summarizes by state information as of December 31, 2018, regarding branding and ownership of the properties we operate and excludes properties operated by franchisees. Information for the locations our franchisees operate is included under the heading "Relationships with Franchisees" in Item 1 of this Annual Report.

	Brand Affiliation:					Ownership of Sites by:
	TA(1)	Petro	QSL	Others(2)	Total	TA(1)	HPT(3)	Joint Venture	Others(4)
Alabama	3	3	—	—	6	2	4	—	—
Arizona	5	2	—	—	7	—	7	—	—
Arkansas	2	2	—	—	4	—	4	—	—
California	9	4	—	1	14	—	11	3	—
Colorado	6	1	—	1	8	5	3	—	—
Connecticut	3	—	—	—	3	—	3	—	—
Florida	6	1	—	—	7	—	7	—	—
Georgia	7	3	—	—	10	2	8	—	—
Idaho	1	—	—	—	1	—	1	—	—
Illinois	7	3	—	—	10	—	10	—	—
Indiana	7	6	1	—	14	3	11	—	—
Iowa	2	—	—	—	2	1	1	—	—
Kansas	1	1	—	—	2	1	1	—	—
Kentucky	2	2	—	—	4	1	3	—	—
Louisiana	4	3	—	—	7	—	7	—	—
Maryland	3	—	—	—	3	—	3	—	—
Michigan	6	—	—	—	6	1	5	—	—
Minnesota	1	—	—	—	1	—	1	—	—
Mississippi	1	1	—	—	2	—	1	—	1
Missouri	4	1	—	—	5	—	5	—	—
Montana	2	—	—	—	2	2	—	—	—
Nebraska	2	1	—	—	3	—	3	—	—
Nevada	3	3	—	—	6	1	5	—	—
New Hampshire	1	—	—	—	1	—	1	—	—
New Jersey	3	1	—	—	4	—	4	—	—
New Mexico	5	2	—	—	7	—	6	—	1
New York	5	1	—	—	6	—	6	—	—
North Carolina	3	1	—	—	4	1	3	—	—
North Dakota	1	—	—	—	1	1	—	—	—
Ohio	10	4	7	1	22	3	14	—	5
Oklahoma	3	1	—	—	4	—	4	—	—
Oregon	2	1	—	—	3	—	3	—	—
Pennsylvania	8	2	4	—	14	4	9	—	1
Rhode Island	1	—	—	—	1	1	—	—	—
South Carolina	4	2	—	—	6	2	4	—	—
Tennessee	7	2	—	—	9	1	8	—	—
Texas	14	8	—	—	22	4	18	—	—
Utah	2	—	—	—	2	—	2	—	—
Virginia	3	—	1	—	4	—	3	—	1
Washington	1	1	—	—	2	—	2	—	—
West Virginia	2	—	1	—	3	—	2	—	1
Wisconsin	2	1	—	—	3	1	2	—	—
Wyoming	3	1	—	—	4	—	4	—	—
Ontario, Canada	1	—	—	—	1	1	—	—	—
Total	168	65	14	3	250	38	199	3	10

(1)	Includes four TA Express branded locations.

(2)	Includes restaurant brands other than QSL and one Goodyear authorized retread facility we own in Ohio.

(3)	Includes 20 properties we acquired from HPT in January 2019 that we leased from HPT as of December 31, 2018. These 20 properties are located in 15 states.

(4)	Includes properties leased from, or managed for, parties other than HPT.

Item 3. Legal Proceedings
The disclosure under the heading "Legal Proceedings" in Note 15 to the Notes to Consolidated Financial Statements in Item 15 of this Annual Report is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common shares are traded on The Nasdaq Stock Market LLC under the symbol "TA."
Holders. As of February 21, 2019, there were 728 shareholders of record of our common shares.
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
Recent Sales of Unregistered Securities. There were no sales of our unregistered securities by us during the fourth quarter of 2018.
Issuer Purchases of Equity Securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2018:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 2018	171,314	$4.51	—	$—
Total	171,314	$4.51	—	$—

(1)
During 2018, all common share purchases were made to satisfy share award recipients' tax withholding and payment obligations in connection with the vesting of awards of common shares, which were repurchased by us based on their fair market value on the repurchase dates.

Item 6. Selected Financial Data
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report. Amounts are in thousands of dollars, shares or gallons unless indicated otherwise. Unless the context indicates otherwise, references to our restaurants refer to our standalone restaurants and not the restaurants located at our travel centers.

Company Overview
As of December 31, 2018, we operated or franchised 258 travel centers and 43 standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
On September 1, 2018, we entered into an agreement to sell 225 convenience stores, one standalone restaurant and certain related assets, or the convenience stores business. On December 5, 2018, we completed this sale for an aggregate sale price of $330,609, resulting in net proceeds of $319,853 after transaction related costs. Upon our decision to sell the convenience stores business and classification of the related assets and related liabilities as held for sale, we determined that the carrying value of the convenience stores business exceeded the agreed purchase price less costs to sell, resulting in a goodwill impairment charge of $17,840 and a loss on disposal of $79,623 that included transaction related costs of $9,650. As a result of our entering this agreement, the results of the convenience stores business are presented as discontinued operations for all periods presented in the consolidated statements of operations and comprehensive (loss) income. Additionally, the assets and liabilities of the convenience stores business as of December 31, 2017, are presented as discontinued operations in our consolidated balance sheet. See Note 4 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our discontinued operations.
In January 2019, we acquired from HPT 20 travel centers we previously leased from HPT for $308,200 and amended our existing leases with HPT such that: (i) the 20 purchased travel centers were removed from the applicable leases and our annual minimum rent was reduced by $43,148; (ii) the term of each of the five leases was extended by three years; (iii) the amount of deferred rent obligation to be paid to HPT was reduced from $150,000 to $70,458 and we agreed to pay that amount in 16 equal quarterly installments beginning April 1, 2019; and (iv) commencing with the year ended December 31, 2020, we will be obligated to pay to HPT an additional amount of percentage rent equal to one-half percent (0.5%) of the excess of the annual nonfuel revenues at leased sites over the nonfuel revenues for each respective site for the year ending December 31, 2019. These lease amendments are further described in Note 9 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.

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
Over the past few years there have been significant changes in the cost of fuel. During the year ended December 31, 2018, fuel prices trended steadily upward during the first half of 2018, but trended steadily downward during the second half of 2018, ending at a lower price than at the start of the year. The average fuel price was 30.5% above the average fuel price during the year ended December 31, 2017. During the year ended December 31, 2017, fuel prices did not materially change during the first half of 2017, but trended steadily upward during the second half of 2017, ending at a higher price than at the start of the year. We generally are able to pass changes in our cost for fuel products to our customers, but typically with a delay, such that during periods of rising fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been and during periods of falling fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been. Increases in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements.

Due to the volatility of our fuel costs and our methods of pricing fuel to our customers, we believe that fuel revenues are not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenues may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in fuel gross margin. We therefore consider fuel sales volumes, fuel gross margin and nonfuel revenues to be better measures of our performance.
We believe that demand for fuel by trucking companies and motorists for a constant level of miles driven will continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels. We believe these factors, combined with competitive pressures, were contributors to the slight decreases in the level of fuel sales volumes we realized on a same site basis for 2018 as compared to 2017. Although fuel sales volume declined on a same site basis, the decrease was offset by increases from recently acquired locations and a development property that opened in 2017.
Although, as of the date of this report, the U.S. government has not yet retroactively reinstated the biodiesel blenders' tax credit for 2018, we believe the U.S. government may do so within the first or second quarter of 2019. Retroactive reinstatement of the tax credit provides us with the right to refunds of amounts paid to suppliers or the federal government in connection with biodiesel purchases during 2018 that totaled approximately $35,000. If the biodiesel blenders’ tax credit is reinstated, we will recognize the refund in fuel cost of goods sold in the period the U.S. government adopts the tax credit reinstatement. Although we believe reinstatement is likely, we cannot be certain that the U.S. government will choose to do so.
For 2018 we had a loss before income taxes and discontinued operations of $4,347 as compared to $60,348 for 2017. The $56,001 improvement was primarily due to the following factors:

•
a $50,737 increase in site level gross margin in excess of site level operating expenses, which included a $23,251 benefit from the federal biodiesel tax credit that was retroactively reinstated for 2017 and recognized in February 2018; and

•	a $9,632 reduction in selling, general and administrative expenses, primarily attributable to reimbursed litigation costs collected in 2018.
Our benefit for income taxes decreased by $78,676 from 2017 to 2018 as a result of a $58,602 benefit recognized in September 2017 in connection with the resolution of a previously uncertain tax position, as well as from the reduction in the statutory federal income tax rate from 35% to 21% effective in 2018 and a higher pretax loss from continuing operations experienced in 2017 than in 2018.

Factors Affecting Comparability
Acquired and Developed Sites
We believe that travel centers we acquire or develop generally require a three year period after they open under our operation, and any related renovations are completed, to reach our expected stabilized financial results.
During 2018, we acquired three travel centers, one from a franchisee who owned the site and two from franchisees who previously leased the sites from us, for a total investment (including the planned costs of initial improvements) of $21,890. These three sites were operated by us for a partial year in 2018, and generated site level gross margin in excess of site level operating expenses of $1,290 since their acquisitions. Prior to acquiring these travel centers, we collected rent and royalties from these franchisees totaling $2,179 and $2,617 during the years ended December 31, 2018 and 2017, respectively.
During 2017, we acquired operation of two travel centers, one from a franchisee who owned the site and one from a franchisee who previously leased the site from us, and developed one travel center for a total aggregate investment (including the cost of initial improvements) of $48,197. The newly developed travel center was built on land we owned and subsequently sold by us to, and leased back from, HPT for an increase in our annual minimum rent of $2,346. These three sites generated site level gross margin in excess of site level operating expenses, excluding the rent to HPT, of $4,390 during the year ended December 31, 2018. Prior to acquiring the two travel centers from franchisees, we collected rent and royalties from these franchisees totaling $873 and $1,621 during the years ended December 31, 2017 and 2016, respectively.

During 2016, we developed three travel centers for a total investment of $65,804. These three travel centers were built on land we owned and subsequently sold by us to, and leased back from, HPT for an increase in our annual minimum rent of $4,975. These three sites generated site level gross margin in excess of site level operating expenses, excluding the rent to HPT, of $7,258 during the year ended December 31, 2018.

Results of Operations
As part of this discussion and analysis of our operating results, we refer to increases and decreases in results on a same site basis. We include a location in the same site comparisons only if we continuously operated it since the beginning of the earliest comparative period presented, except we do not include locations we operate that are owned by an unconsolidated joint venture in which we own a noncontrolling interest. Same site data also excludes revenues and expenses at locations not operated by us, such as rent and royalties from franchisees and corporate level selling, general, and administrative expenses, as well as the revenues and expenses associated with our discontinued operations. We do not exclude locations from the same site comparisons as a result of capital improvements to the site or changes in the services offered.
Consolidated Financial Results
The following table presents changes in our operating results for the year ended December 31, 2018, as compared to the year ended December 31, 2017.

	Year Ended December 31,
	2018	2017	Change
Revenues:
Fuel	$4,395,731	$3,557,537	23.6%
Nonfuel	1,819,563	1,741,339	4.5%
Rent and royalties from franchisees	16,143	18,021	(10.4)%
Total revenues	6,231,437	5,316,897	17.2%

Gross margin:
Fuel	320,027	280,926	13.9%
Nonfuel	1,108,314	1,052,737	5.3%
Rent and royalties from franchisees	16,143	18,021	(10.4)%
Total gross margin	1,444,484	1,351,684	6.9%

Operating expenses:
Site level operating	914,730	872,667	4.8%
Selling, general and administrative	136,383	146,015	(6.6)%
Real estate rent	283,476	274,850	3.1%
Depreciation and amortization	83,179	89,379	(6.9)%
Total operating expenses	1,417,768	1,382,911	2.5%

Income (loss) from operations	26,716	(31,227)	185.6%

Interest expense, net	29,003	30,016	(3.4)%
Other expense (income), net	2,060	(895)	330.2%
Loss before income taxes and discontinued operations	(4,347)	(60,348)	92.8%
Benefit for income taxes	1,574	80,250	(98.0)%
(Loss) income from continuing operations	(2,773)	19,902	(113.9)%
Loss from discontinued operations, net of taxes	(117,631)	(10,619)	NM
Net (loss) income	(120,404)	9,283	NM
Less: net income for noncontrolling interests	149	132	12.9%
Net (loss) income attributable to common shareholders	$(120,553)	$9,151	NM

The following table presents our same site operating results for the year ended December 31, 2018, as compared to the year ended December 31, 2017.

	Year Ended December 31,
	2018	2017	Change
Number of same site company operated locations	235	235	—

Diesel sales volume (gallons)	1,569,582	1,573,325	(0.2)%
Gasoline sales volume (gallons)	280,143	285,172	(1.8)%
Total fuel sales volume (gallons)	1,849,725	1,858,497	(0.5)%

Fuel revenues	$4,259,100	$3,474,219	22.6%
Fuel gross margin	313,879	278,671	12.6%
Fuel gross margin per gallon	$0.170	$0.150	13.3%

Nonfuel revenues	$1,777,799	$1,716,655	3.6%
Nonfuel gross margin	1,082,255	1,036,231	4.4%
Nonfuel gross margin percentage	60.9%	60.4%	50	pts

Total gross margin	$1,396,134	$1,314,902	6.2%
Site level operating expenses	887,840	855,730	3.8%
Site level operating expenses as a percentage of nonfuel revenues	49.9%	49.8%	10	pts
Site level gross margin in excess of site level operating expenses	$508,294	$459,172	10.7%
Year ended December 31, 2018, as compared to year ended December 31, 2017
Fuel Revenues. Fuel revenues for 2018 increased by $838,194, or 23.6%, as compared to 2017. The table below presents the factors causing the changes in total fuel sales volumes and revenues between periods.

	Gallons Sold	Fuel Revenues
Results for the year ended December 31, 2017	1,900,465	$3,557,537
Increase due to petroleum products price changes		819,200
Decrease due to same site volume changes	(8,772)	(19,946)
Increase due to locations opened	16,757	40,808
Decrease due to locations closed	(1,948)	(3,607)
Increase in wholesale fuel sales volume	883	1,739
Net change from prior year period	6,920	838,194
Results for the year ended December 31, 2018	1,907,385	$4,395,731

The increase in fuel revenues for 2018 as compared to 2017 was primarily due to an increase in market prices for fuel and the small net increase in fuel sales volumes.
Nonfuel Revenues. Nonfuel revenues for 2018 increased by $78,224, or 4.5%, as compared to 2017, primarily as a result of a $61,144 increase on a same site basis and sales at new sites. The increase on a same site basis was primarily due to the positive impact of certain of our marketing initiatives with respect to our commercial tire dealer, roadside assistance, mobile maintenance, truck parking and DEF programs.
Rent and Royalties from Franchisees Revenues. Rent and royalties from franchisees revenues for 2018 decreased by $1,878, or 10.4%, as compared to 2017 primarily as a result of our acquisition of one franchisee owned travel center during 2017 and two company owned and franchisee operated travel centers during 2018, as well as from the termination of eight franchise owned and operated standalone restaurant sites during 2017 and 2018. Partially offsetting these reductions was an 11.3% increase in franchise royalties from sites that were franchises for all of 2018 and 2017.

Fuel Gross Margin. Fuel gross margin for 2018 increased by $39,101, or 13.9%, as compared to 2017, primarily as a result of the $23,251 benefit recognized in the first quarter of 2018 in connection with the February 2018 reinstatement for 2017 of the federal biodiesel tax credit, an increase in fuel sales volumes and a more favorable purchasing environment in 2018 than in 2017.
Nonfuel Gross Margin. Nonfuel gross margin for 2018 increased by $55,577, or 5.3%, as compared to 2017, due to the increase in nonfuel revenues and an increase in the nonfuel gross margin percentage. Nonfuel gross margin percentage was 60.9% and 60.5% for 2018 and 2017, respectively. Nonfuel gross margin percentage for 2018 increased as compared to 2017 primarily due to a change in the mix of products and services sold, particularly the increased truck service sales.
Site Level Operating Expenses. Site level operating expenses for 2018 increased by $42,063, or 4.8%, as compared to 2017, primarily due to increased costs to support the increase in nonfuel sales at same sites and new sites. For same sites, site level operating expenses increased $32,110, or 3.8%. Site level operating expenses as a percentage of nonfuel revenues on a same site basis for 2018 increased slightly to 49.9% from 49.8% in 2017.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2018 decreased by $9,632, or 6.6%, as compared to 2017. This decrease was primarily attributable to $9,967 of net reimbursed litigation costs collected from Comdata during 2018 as compared to litigation expense of $9,706 incurred in 2017, partially offset by a $2,082 increase in expenses related to executive retirement agreements. The remaining $7,959, or 5.5%, increase resulted primarily from higher compensation expense, primarily as a result of salary increases and increased headcount, and legal fees expense.
Real Estate Rent Expense. Real estate rent expense for 2018 increased by $8,626, or 3.1%, as compared to 2017. The increase in real estate rent expense was primarily a result of the sale of improvements at leased sites since the beginning of 2017 and our sale to, and lease back from, HPT of one development property in May 2017.
Depreciation and Amortization Expense. Depreciation and amortization expense for 2018 decreased by $6,200, or 6.9%, as compared to 2017. This decrease primarily resulted from $6,773 of write offs of certain assets recognized during 2017, partially offset by the growth since 2017 in our amount of depreciable assets as the result of the locations we acquired and other capital investments we completed (and did not subsequently sell to HPT).
Benefit for Income Taxes. We had an income tax benefit of $1,574 and $80,250 for 2018 and 2017, respectively. The decrease in the income tax benefit was primarily due to a $58,602 income tax benefit recognized in 2017 as a result of the resolution of certain previously uncertain tax positions and the related recognition of the affected deferred tax assets and reversal of the related accrued liability. The decrease was also due to a lower effective tax rate as a result of the Tax Cuts and Jobs Act enacted in December 2017, which reduced the federal corporate income tax rate from 35% to 21%, and as a result of a higher pretax loss from continuing operations experienced in 2017 than in 2018. See Note 11 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our income taxes.
Loss from Discontinued Operations, Net of Taxes. The loss from discontinued operations, net of taxes for 2018 was $107,012 larger than 2017, primarily as a result of the $79,623 loss on disposal and $69,340 of goodwill impairment charges recognized in 2018. See Note 1 and Note 4 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about the goodwill impairment charges and our discontinued operations, respectively.

Liquidity and Capital Resources
Our principal liquidity requirements are to meet our operating and financing costs and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are our:

•	cash balance;

•	operating cash flow;

•	our revolving Credit Facility with a current maximum availability of $200,000 subject to limits based on our qualified collateral;

•	sales to HPT of improvements we make to the sites we lease from HPT;

•	potential issuances of new debt and equity securities; and

•	potential financing or selling of unencumbered real estate that we own.

We believe that the primary risks we currently face with respect to our operating cash flow are:

•	continuing decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency, fuel conservation and alternative fuels and technologies;

•	decreased demand for our products and services that we may experience as a result of competition or otherwise;

•	the fixed nature of a significant portion of our expenses, which may restrict our ability to realize a sufficient reduction in our expenses to offset a reduction in our revenues;

•	the costs and funding that may be required to execute our growth initiatives;

•	the possible inability of acquired or developed properties to generate the stabilized financial results we expected at the time of acquisition or development;

•	increasing labor cost inflation;

•	increasing market interest rates that may increase our cost of capital;

•	the risk of an economic slowdown or recession in the U.S. economy; and

•
the negative impacts on our gross margins and working capital requirements if there were a return to the higher level of prices for petroleum products we experienced in prior years or due to increases in the cost of our fuel or nonfuel products resulting from inflation generally.

Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our growth strategy of selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had net cash provided by operating activities of continuing operations of $73,258 in 2018, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities.
Proceeds from Sale of Convenience Stores Business
In December 2018, we sold our convenience stores business for an aggregate sales price of $330,609. This sale generated net cash proceeds of approximately $319,853.
Lease Amendments and Travel Center Purchases
In January 2019, we acquired from HPT 20 travel centers we previously leased from HPT for $308,200 and amended the HPT Leases, providing for, among other things, a $43,148 reduction in our annual minimum rent payments and payment of 16 equal quarterly installments of deferred rent that aggregate to $70,458 to fully satisfy and discharge our previous $150,000 deferred rent obligation. These lease amendments are further described in Note 9 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report.
Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At December 31, 2018, based on our qualified collateral, a total of $100,236 was available to us for loans and letters of credit under the Credit Facility. At December 31, 2018, there were no loans outstanding under the Credit Facility but we had outstanding $14,813 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $85,423 available for our use as of that date. We intend to renew or replace the Credit Facility prior to December 2019, but do not know whether or at what maximum amount we will be able to do so.

Senior Notes
On October 5, 2015, we issued in an underwritten public offering $100,000 aggregate principal amount of our 8.00% Senior Notes due on October 15, 2030, or the 2030 Senior Notes. The 2030 Senior Notes require that we pay interest at 8.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, and no principal payments are required prior to maturity on October 15, 2030. The 2030 Senior Notes are callable by us at par plus accrued interest, if any, and without penalty at any time.
On December 16, 2014, we issued in an underwritten public offering $120,000 aggregate principal amount of our 8.00% Senior Notes due on December 15, 2029, or the 2029 Senior Notes. The 2029 Senior Notes require that we pay interest at 8.00% per annum, payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year, and no principal payments are required prior to maturity on December 15, 2029. The 2029 Senior Notes are callable by us at par plus accrued interest, if any, and without penalty at any time.
On January 15, 2013, we issued in an underwritten public offering $110,000 aggregate principal amount of our 8.25% Senior Notes due on January 15, 2028, or the 2028 Senior Notes. The 2028 Senior Notes require that we pay interest at 8.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, and no principal payments are required prior to maturity on January 15, 2028. The 2028 Senior Notes are callable by us at par plus accrued interest, if any, and without penalty at any time.
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
See Note 8 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our Credit Facility or our Senior Notes.

Sources and Uses of Cash
Cash Flows from Operating Activities of Continuing Operations
During the years ended December 31, 2018 and 2017, we had net cash inflows from operating activities of continuing operations of $73,258 and $14,313, respectively. The $58,945 increase was due to improved operating results from continuing operations for 2018 as compared to 2017 and lower working capital requirements.
Cash Flows from Investing Activities of Continuing Operations
During the years ended December 31, 2018 and 2017, we had net cash inflows and outflows from investing activities of continuing operations of $208,203 and $40,539, respectively. The $248,742 increase primarily resulted from the net cash proceeds of $310,496 received from the sale of our convenience stores business. We also invested less in business acquisition activity in 2018, invested more in capital expenditures and received less proceeds from asset sales to HPT in 2018 as compared to 2017. During the year ended December 31, 2018, we invested $10,482 for the acquisition of a travel center from one of our franchisees and invested $144,781 for other capital improvements to our properties. During the year ended December 31, 2018, we received $55,829 of proceeds from the sale to HPT of improvements to properties we lease from HPT compared to $109,374 received during the year ended December 31, 2017.
Our capital expenditure plan for 2019 contemplates aggregate gross investments of approximately $100,745, but this amount may be increased or decreased, possibly substantially, depending upon the opportunities we are presented, and specific circumstances that we face, including business and competitive demands, during 2019. Some of the investments we plan to make during 2019 may be improvements at leased sites of the type we typically have sold to HPT for an increase in rent; we plan to reduce the level of such sales to HPT during 2019 in order to limit the related rent increases but, similar to our capital expenditure plan for 2019 generally, the amounts we actually sell to HPT may differ substantially from our current plan. HPT is not obligated to purchase any improvements that we may request it to buy.

Cash Flows from Financing Activities
During the years ended December 31, 2018 and 2017, we had net cash outflows and inflows from financing activities of $2,402 and $841, respectively. The increase in net cash used in financing activities of $3,243 primarily resulted from lower proceeds from sale leaseback transactions with HPT.
See Note 3 and Note 9 to our Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our acquisitions and transactions with HPT, respectively.

Off Balance Sheet Arrangements
As of December 31, 2018, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions
Relationships with HPT, RMR and AIC
We have relationships and historical and continuing transactions with HPT, RMR, and its managing member, The RMR Group Inc., AIC, other companies to which RMR or its subsidiaries provide management services and others affiliated with them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Directors or officers. For example:

•
HPT is our former parent company, our principal landlord and our largest shareholder, owning as of December 31, 2018, 3,420, or approximately 8.5%, of our outstanding common shares, and RMR provides management services to both us and HPT;

•
RMR, which is controlled by Adam. D. Portnoy, one of our Managing Directors, assists us with various aspects of our business pursuant to a business management agreement and until July 31, 2017, provided building management services at our headquarters office building pursuant to a property management agreement;

•
RMR employs our Chief Executive Officer, who is also one of our Managing Directors; our President and Chief Operating Officer; our Executive Vice President, Chief Financial Officer and Treasurer; our Executive Vice President and General Counsel; and our other Managing Director;

•	As of December 31, 2018, RMR owned 1,493, or approximately 3.7%, of our common shares; and

•
As of December 31, 2018, we, HPT and five other companies to which RMR provides management services each owned 14.3% of AIC, which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders.

For further information about these and other such relationships and related party transactions, see Notes 9, 13 and 14 to the Notes to our Consolidated Financial Statements included in Item 15 of this Annual Report and the section captioned "Business - Our Leases with HPT" above in Part I, Item 1 of this Annual Report, which are incorporated herein by reference, our other filings with the SEC and our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the fiscal year ended December 31, 2018. For further information about the risks that may arise as a result of these and other related party transactions and relationships, see elsewhere in this Annual Report, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors". Copies of certain of our agreements with these related parties, including our leases, related amendments and transaction agreements with HPT, our business management agreement with RMR, certain other agreements with HPT and our shareholders agreement with AIC and its shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related parties, including HPT and businesses to which RMR or its subsidiaries provide management services.

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
Impairment of Long Lived Assets. We review definite lived assets for indicators of impairment during each reporting period. We recognize impairment charges when (i) the carrying value of a long lived asset or asset group to be held and used in the business is not recoverable and exceeds its fair value and (ii) when the carrying value of a long lived asset or asset group to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Our estimates of fair value are based on our estimates of likely market participant assumptions. Key assumptions include our current expectations for projected fuel sales volumes, nonfuel revenues, fuel and nonfuel gross margins, site level operating expenses and real estate rent expense. If the business climate deteriorates, our actual results may not be consistent with these assumptions and estimates. The discount rate is used to measure the present value of the projected future cash flows and is set at a rate we believe is likely to be used by a market participant using a weighted average cost of capital method that considers market and industry data as well as our specific risk factors. The weighted average cost of capital is our estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. We use a number of assumptions and methods in preparing valuations underlying impairment tests, including estimates of future cash flows and discount rates and in some instances we may obtain third party appraisals. We perform our impairment analysis for substantially all of our property and equipment at the individual site level because that is the lowest level of asset and liability groupings for which the cash flows are largely independent of the cash flows of other assets and liabilities. During 2018, we did not record any impairment charges related to our long lived assets. Applying significantly different assumptions or valuation methods could result in different results than we obtained.
Impairment of Definite Lived Intangible Assets. We assess intangible assets with definite lives for impairment annually or whenever events or changes in circumstances warrant a revision to the remaining period of amortization. Definite lived intangible assets primarily include our agreements with franchisees. For 2018, definite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales, collection of royalties from franchisees and any changes in the manner in which the assets were used that could impact the values of the assets. During 2018, we did not record any impairment charges related to our definite lived intangible assets.
Impairment of Indefinite Lived Intangible Assets and Goodwill. We assess intangible assets with indefinite lives for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable using either a quantitative or qualitative analysis. Indefinite lived intangible assets consisted of trademarks and their fair value was determined using a relief from royalty method. For 2018, indefinite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to, and based on, the assumptions used in the most recent quantitative assessment. During 2018, we did not record any impairment charges related to our indefinite lived intangible assets.
We evaluate goodwill for impairment at the reporting unit level as of July 31, or more frequently if the circumstances warrant. We have two reporting units, which include our travel centers business and our QSL business as of December 31, 2018. With respect to goodwill, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a goodwill impairment test to measure the amount of impairment to be recognized, if any.

During the second quarter of 2018, prior to classifying our convenience stores business as held for sale and as a discontinued operation, we determined that the decline in site level gross margin in excess of site level operating expenses for our convenience stores business for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, in conjunction with the fact that the operating results for the convenience stores business failed to meet our forecasted results was an indicator of impairment of the goodwill in our convenience stores reporting unit. Accordingly, we performed an impairment assessment of the goodwill in the convenience stores reporting unit as of May 31, 2018, using a quantitative analysis under which the fair value of the convenience stores reporting unit was estimated using both an income approach and a market approach. Based on this assessment, during the second quarter of 2018, we recorded an impairment charge of $51,500, which is presented in loss from discontinued operations, net of taxes in our consolidated statements of operations and comprehensive (loss) income. Further, as a result of our convenience stores business being classified as held for sale and presented as a discontinued operation, we recognized a goodwill impairment charge of $17,840 in the convenience stores reporting unit as of September 1, 2018. See Note 4 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about our discontinued operations.
Goodwill impairment testing for the travel center and QSL reporting units for 2018 was performed using a qualitative analysis which included evaluating financial trends and industry and market conditions and assessing the reasonableness of the assumptions used in the most recent quantitative analysis, including comparing actual results to the projections used in the quantitative analysis. Based on our analyses, we concluded that as of July 31, 2018, our goodwill in those reporting units was not impaired.
Customer Loyalty Programs. We have accruals for the customer loyalty programs we offer to our travel center trucking customers and casual restaurant diners, similar to frequent shopper programs offered by other retailers. Our loyalty programs provide customers with the right to earn loyalty awards on qualifying purchases that can be used for discounts on future purchases of goods or services. We apply a relative standalone selling price approach to our outstanding loyalty awards whereby a portion of each sale attributable to the loyalty awards earned is deferred and will be recognized as revenue in the category in which the loyalty awards are redeemed upon the redemption or expiration of the loyalty awards. Significant judgment is required to determine the standalone selling price for loyalty awards. Assumptions used in determining the standalone selling price include the historic redemption rate and the use of a weighted average selling price for fuel to calculate the revenue attributable to the loyalty awards. To the extent an estimate is inaccurate, our liabilities, expenses and net income attributable to common shareholders may be understated or overstated.
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

On January 1, 2019, we adopted Accounting Standards Update 2016-02, Leases, or ASU 2016-02. As a result, we classify leases as either finance or operating leases, and recognize a right of use asset and a lease liability for all leases with a term greater than 12 months. See Note 1 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report for more information about the impact ASU 2016-02 has on our consolidated financial statements.
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

For example, in August 2016 the EPA and the National Highway Traffic Safety Administration established final regulations that will phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty trucks beginning in model year 2021 (model year 2018 for certain trailers) through model year 2027, and these regulations are estimated to reduce fuel usage between 9% and 25% (depending on vehicle category) by model year 2027. Under the Administration, the EPA and the U.S. Department of Transportation have publicly announced that they will review and reconsider various rules relating to greenhouse gas emissions and fuel efficiency standards for trucks and other motor vehicles, including portions of the rule discussed above, and have proposed, for example, changes to the rule's application to certain types of vehicles. It is difficult to predict what, if any, changes to the existing rule will ultimately occur as a result of the Administration's review or as a result of related legal challenges and, if changes occur, what impact those changes would have on our industry, us or our business. We may not be able to completely offset the loss of business we may suffer as a result of increasing engine efficiency and other fuel conservation efforts under this rule or as a result of other existing or future regulation or changes in customer demand.
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
For further information about these and other environmental and climate change matters, and the related risks that may arise, see the disclosure under the heading "Environmental Contingencies" in Note 15 to the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report, "Warning Concerning Forward Looking Statements," "Regulatory Environment - Environmental Regulation" in Part I, Item 1 and Part I, Item 1A, "Risk Factors."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data
The information required by this item is included in Item 15 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2018.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15 of this Annual Report.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2018, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We have a code of business conduct and ethics that applies to our Directors, officers and employees and RMR, its officers and employees and its parent's and subsidiaries directors, officers and employees. Our code of business conduct and ethics is posted on our website, www.ta-petro.com. A printed copy of our code of business conduct and ethics is also available free of charge to any person who requests a copy by writing to our Secretary, TravelCenters of America LLC, Two Newton Place, 255 Washington Street, Newton, MA 02458-1634. We intend to disclose any amendments to or waivers of our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and controller (or any person performing similar functions) on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant awards of options and common shares under our TravelCenters of America LLC 2016 Equity Compensation Plan, as amended, or the Plan, from time to time to our Directors, officers, employees and other individuals who render services to us. In 2018, we awarded 876 common shares to our Directors, officers, employees and others who provided services to us. As of December 31, 2018, 1,765 common shares remained available for issuance under the Plan. The terms of awards made under the Plan are determined by the Compensation Committee of our Board of Directors at the time of the grant.
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

10.1
Transaction Agreement, dated as of January 29, 2007, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, TravelCenters of America LLC and The RMR Group LLC (Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 20, 2007)

10.2
Transaction Agreement, dated as of June 1, 2015, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Leasing LLC, and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2015)

10.3
First Amendment to Transaction Agreement, dated as of June 22, 2016, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TravelCenters of America Holding Company LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2016)

10.4
First Transaction Agreement by and between Hospitality Properties Trust and TravelCenters of America LLC, dated as of January 16, 2019 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 16, 2019)

10.5
Second Transaction Agreement by and between Hospitality Properties Trust and TravelCenters of America LLC, dated as of January 16, 2019 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 16, 2019)

10.6
Third Transaction Agreement by and between Hospitality Properties Trust and TravelCenters of America LLC, dated as of January 16, 2019 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 16, 2019)

10.7
Deferral Agreement, dated as of August 11, 2008, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008)

10.8
Registration Rights Agreement, dated as of August 11, 2008, between TravelCenters of America LLC and Hospitality Properties Trust (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008)

10.9
Amended and Restated Business Management and Shared Services Agreement, dated as of March 12, 2015, by and between TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 13, 2015)

10.10
Lease Agreement, dated as of May 30, 2007, by and among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and TA Operating LLC (as successor to Petro Stopping Centers, L.P.), as Tenant (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2007)

10.11
First Amendment to Lease Agreement, dated as of March 17, 2008, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed on November 10, 2008)

10.12
Second Amendment to Lease Agreement, dated as of May 25, 2018, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed on August 6, 2018)

10.13
Third Amendment to Lease Agreement, dated as of January 17, 2019, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on January 23, 2019)

10.14
Fourth Amendment to Lease Agreement, dated as of January 23, 2019, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on January 23, 2019)

10.15
Amended and Restated Lease No. 1, dated as of June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2015)

10.16
Amended and Restated Lease No. 2, dated as of June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 15, 2015)

10.17
Amended and Restated Lease No. 3, dated as of June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 15, 2015)

10.18
Amended and Restated Lease No. 4, dated as of June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 15, 2015)

10.19
Amendment to Lease Agreement, dated as of June 9, 2015, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on June 15, 2015)

10.20
Amendment to Lease Agreement, dated as of June 22, 2016, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on June 22, 2016)

10.21
First Amendment to Amended and Restated Lease Agreement No. 1, dated as of June 22, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 22, 2016)

10.22
First Amendment to Amended and Restated Lease Agreement No. 2, dated as of June 16, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2015)

10.23
First Amendment to Amended and Restated Lease Agreement No. 3, dated as of September 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2015)

10.24
First Amendment to Amended and Restated Lease Agreement No. 4, dated as of June 16, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 22, 2015)

10.25
Second Amendment to Amended and Restated Lease Agreement No. 1, dated as of January 17, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2019)

10.26
Second Amendment to Amended and Restated Lease Agreement No. 2, dated as of June 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2015)

10.27
Second Amendment to Amended and Restated Lease Amendment No. 3, dated as of June 22, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on June 22, 2016)

10.28
Second Amendment to Amended and Restated Lease Agreement No. 4, dated as of June 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 25, 2015)

10.29
Third Amendment to Amended and Restated Lease Agreement No. 1, dated as of January 23, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 23, 2019)

10.30
Third Amendment to Amended and Restated Lease Agreement No. 2, dated as of September 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 24, 2015)

10.31
Third Amendment to Amended and Restated Lease Agreement No. 3, dated as of January 17, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 23, 2019)

10.32
Third Amendment to Amended and Restated Lease Agreement No. 4, dated as of September 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 24, 2015)

10.33
Fourth Amendment to Amended and Restated Lease Agreement No. 1, dated as of January 29, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 29, 2019)

10.34
Fourth Amendment to Amended and Restated Lease Amendment No. 2, dated as of June 22, 2016, by and among TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on June 22, 2016)

10.35
Fourth Amendment to Amended and Restated Lease Agreement No. 3, dated as of January 23, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on January 23, 2019)

10.36
Fourth Amendment to Amended and Restated Lease Agreement No. 4, dated as of March 31, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 5, 2016)

10.37
Fifth Amendment to Amended and Restated Lease Agreement No. 2, dated as of June 30, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2016)

10.38
Fifth Amendment to Amended and Restated Lease Agreement No. 4, dated as of June 22, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on June 22, 2016)

10.39
Sixth Amendment to Amended and Restated Lease Agreement No. 2, dated as of September 30, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 4, 2016)

10.40
Sixth Amendment to Amended and Restated Lease Agreement No. 4, dated as of September 14, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed on November 8, 2016)

10.41
Seventh Amendment to Amended and Restated Lease Agreement No. 2, dated as of January 17, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 23, 2019)

10.42
Seventh Amendment to Amended and Restated Lease Agreement No. 4, dated as of May 3, 2017, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 4, 2017)

10.43
Eighth Amendment to Amended and Restated Lease Agreement No. 2, dated as of January 29, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 29, 2019)

10.44
Eighth Amendment to Amended and Restated Lease Agreement No. 4, dated as of September 28, 2017, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, filed on November 7, 2017)

10.45
Ninth Amendment to Amended and Restated Lease Agreement No. 4, dated as of January 17, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on January 23, 2019)

10.46
Tenth Amendment to Amended and Restated Lease Agreement No. 4, dated as of January 23, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on January 23, 2019)

10.47
Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, under the Lease Agreement, dated as of May 30, 2007, by and among such Landlord and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 4, 2007)

10.48
Guaranty Agreement, dated as of June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.5 to our current Report on Form 8-K filed on June 15, 2015)

10.49
Guaranty Agreement, dated as of June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on June 15, 2015)

10.50
Guaranty Agreement, dated as of June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on June 15, 2015)

10.51
Guaranty Agreement, dated as of June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on June 15, 2015)

10.52
Property Exchange Agreement, dated as of June 9, 2015, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, the Registrant and TA Operating LLC (Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on June 15, 2015)

10.53
Amendment Agreement, dated as of January 31, 2011, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2011)

10.54
Amendment Agreement, dated as of April 15, 2013, among HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC and together with HPT TA Trust, HPT TA LLC, HPT PSC Trust, TA Leasing LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed on May 7, 2013)

10.55
Amendment Agreement, dated as of December 23, 2013, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 6, 2014)

10.56
Amended and Restated Loan and Security Agreement, dated as of October 25, 2011, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities from time to time parties thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 28, 2011)

10.57
Amendment to Amended and Restated Loan and Security Agreement, dated as of December 19, 2014, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities from time to time parties thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2014)

10.58
Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of October 12, 2018 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed on November 5, 2018)

10.59
Joinder Agreement, dated as of February 26, 2014, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, TravelCenters of America Holding Company LLC, Petro Franchise Systems LLC, TA Franchise Systems LLC, TA Operating Nevada LLC, TA Operating Texas LLC, and Wells Fargo Capital Finance, LLC (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed on August 21, 2014)

10.60	*
Composite copy of the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, as amended as of May 12, 2011 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2011)

10.61	*
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

10.63	*
Form of Restricted Share Agreement under the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (for restricted shares granted under the plan on and after November 19, 2013) (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 6, 2014)

10.64	*	The TravelCenters of America LLC 2016 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 30, 2018)

10.65	*
Form of Share Award Agreement under the TravelCenters of America LLC 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

10.66	*
Amended and Restated Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed on August 6, 2018)

10.67	*	The TravelCenters of America LLC Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 22, 2017)

10.68	*	Summary of Director Compensation (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 30, 2018)

10.69	†
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

10.71	†
Comdata Merchant Agreement, effective as of December 15, 2010, by and between Comdata Network, Inc. (now Comdata Inc.) and TA Operating LLC (Incorporated by reference to Exhibit 10.66 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on May 17, 2017)

10.72	†
Amended and Restated Amendment to Comdata Merchant Agreement, dated as of December 14, 2011, by and between Comdata Network, Inc. (now Comdata Inc.) and TA Operating LLC (Incorporated by reference to Exhibit 10.67 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on May 17, 2017)

10.73
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

99.1
Amended and Restated Shareholders Agreement, dated as of May 21, 2012, by and among Affiliates Insurance Company, Five Star Senior Living Inc. (f/k/a Five Star Quality Care, Inc.), Hospitality Properties Trust, ABP Trust (as successor to The RMR Group LLC f/k/a REIT Management & Research LLC), Senior Housing Properties Trust, TravelCenters of America LLC, Office Properties Income Trust (f/k/a Government Properties Income Trust) and Industrial Logistics Properties Trust (as successor to Select Income REIT) (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 7, 2012)

99.2
Memorandum Opinion, issued September 11, 2017 by the Court of Chancery of the State of Delaware in the case of TA Operating LLC, Plaintiff, v. Comdata, Inc. and FleetCor Technologies, Inc., Defendants, (C.A. No.  12954-CB) (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on September 12, 2017)

99.3
Final Order and Judgment, issued April 9, 2018 by the Court of Chancery of the State of Delaware in the case of TA Operating LLC, Plaintiff, v. Comdata, Inc. and FleetCor Technologies, Inc., Defendants, (C.A. No. 12954-CB) (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on April 13, 2018)

101.1
The following materials from TravelCenters of America LLC's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity and (v) related notes to these financial statements, tagged as blocks of text (filed herewith)

* Management contract or compensatory plan or arrangement.
† Confidential treatment has been granted as to certain portions of this Exhibit.

Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TravelCenters of America LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TravelCenters of America LLC (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, cash flows and shareholders' equity for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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
February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TravelCenters of America LLC

Opinion on the Internal Control Over Financial Reporting
We have audited TravelCenters of America LLC's (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive (loss) income, cash flows and shareholders’ equity of the Company for the years then ended, and the related notes to the consolidated financial statements and our report dated February 26, 2019 expressed an unqualified opinion.

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

/s/ RSM US LLP

Cleveland, Ohio
February 26, 2019

TravelCenters of America LLC
Consolidated Balance Sheets
(in thousands)

	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$314,387	$35,526
Accounts receivable (less allowance for doubtful accounts of $959 and $809 as of December 31, 2018 and 2017, respectively)	97,449	125,501
Inventory	196,721	187,237
Other current assets	35,119	27,015
Current assets of discontinued operations	—	23,239
Total current assets	643,676	398,518

Property and equipment, net	628,537	613,196
Goodwill	25,259	25,259
Intangible assets, net	22,887	25,194
Other noncurrent assets	121,749	89,955
Noncurrent assets of discontinued operations	—	466,010
Total assets	$1,442,108	$1,618,132

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$120,914	$155,581
Current HPT Leases liabilities	42,109	41,389
Other current liabilities	125,668	128,017
Current liabilities of discontinued operations	—	2,311
Total current liabilities	288,691	327,298

Long term debt, net	320,528	319,634
Noncurrent HPT Leases liabilities	353,756	368,782
Other noncurrent liabilities	28,741	27,376
Noncurrent liabilities of discontinued operations	—	8,547
Total liabilities	991,716	1,051,637

Shareholders' equity:
Common shares, no par value, 43,369 and 41,369 shares authorized as of December 31, 2018 and 2017, respectively, 40,402 and 39,984 shares issued and outstanding as of December 31, 2018 and 2017, respectively	695,315	690,688
Accumulated other comprehensive income	355	580
Accumulated deficit	(246,773)	(126,220)
Total TA shareholders' equity	448,897	565,048
Noncontrolling interests	1,495	1,447
Total shareholders' equity	450,392	566,495
Total liabilities and shareholders' equity	$1,442,108	$1,618,132
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017
Revenues:
Fuel	$4,395,731	$3,557,537
Nonfuel	1,819,563	1,741,339
Rent and royalties from franchisees	16,143	18,021
Total revenues	6,231,437	5,316,897

Cost of goods sold (excluding depreciation):
Fuel	4,075,704	3,276,611
Nonfuel	711,249	688,602
Total cost of goods sold	4,786,953	3,965,213

Operating expenses:
Site level operating	914,730	872,667
Selling, general and administrative	136,383	146,015
Real estate rent	283,476	274,850
Depreciation and amortization	83,179	89,379
Total operating expenses	1,417,768	1,382,911

Income (loss) from operations	26,716	(31,227)

Interest expense, net	29,003	30,016
Other expense (income), net	2,060	(895)
Loss before income taxes and discontinued operations	(4,347)	(60,348)
Benefit for income taxes	1,574	80,250
(Loss) income from continuing operations	(2,773)	19,902
Loss from discontinued operations, net of taxes	(117,631)	(10,619)
Net (loss) income	(120,404)	9,283
Less: net income for noncontrolling interests	149	132
Net (loss) income attributable to common shareholders	$(120,553)	$9,151

Other comprehensive (loss) income, net of taxes:
Foreign currency (loss) income, net of taxes of $(104) and $179, respectively	$(156)	$108
Equity interest in investee's unrealized (loss) gain on investments	(69)	461
Other comprehensive (loss) income attributable to common shareholders	(225)	569

Comprehensive (loss) income attributable to common shareholders	$(120,778)	$9,720

Net (loss) income per common share attributable to common shareholders:
Basic and diluted from continuing operations	$(0.07)	$0.50
Basic and diluted from discontinued operations	(2.95)	(0.27)
Basic and diluted	(3.02)	0.23
   The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(120,404)	$9,283
Less: loss from discontinued operations, net of taxes	(117,631)	(10,619)
(Loss) income from continuing operations	(2,773)	19,902
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities of continuing operations:
Noncash rent expense	(14,799)	(14,632)
Depreciation and amortization expense	83,179	89,379
Deferred income taxes	403	(81,243)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	27,340	(18,437)
Inventory	(9,102)	(3,646)
Other assets	1,384	1,795
Accounts payable and other liabilities	(31,932)	3,876
Other, net	19,558	17,319
Net cash provided by operating activities of continuing operations	73,258	14,313
Net cash provided by operating activities of discontinued operations	8,348	21,361
Net cash provided by operating activities	81,606	35,674

Cash flows from investing activities:
Proceeds from sale of convenience stores business, net of transaction costs and cash sold	310,496	—
Proceeds from asset sales to HPT	55,829	109,374
Capital expenditures	(144,781)	(124,055)
Acquisitions of businesses, net of cash acquired	(10,482)	(19,858)
Investment in equity investee	(2,859)	(6,000)
Net cash provided by (used in) investing activities of continuing operations	208,203	(40,539)
Net cash used in investing activities of discontinued operations	(8,904)	(21,346)
Net cash provided by (used in) investing activities	199,299	(61,885)

Cash flows from financing activities:
Proceeds from sale leaseback transactions with HPT	517	2,860
Sale leaseback financing obligation payments	(1,074)	(761)
Acquisition of treasury shares from employees	(1,744)	(1,175)
Distribution to noncontrolling interests	(101)	(83)
Net cash (used in) provided by financing activities	(2,402)	841

Effect of exchange rate changes on cash	(198)	140
Net increase (decrease) in cash and cash equivalents	278,305	(25,230)
Cash and cash equivalents at the beginning of the year	36,082	61,312
Cash and cash equivalents at the end of the year	314,387	36,082
Less: cash of discontinued operations at the end of the year	—	556
Cash and cash equivalents of continuing operations at the end of the year	$314,387	$35,526

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$29,250	$31,611
Income taxes (refunded) paid	(228)	345
   The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Shareholders' Equity
(in thousands)

	Number of Common Shares	Common Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Shares	Total TA Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
December 31, 2016	39,523	$686,348	$11	$(135,371)	$—	$550,988	$1,398	$552,386
Grants under share award plan and share based compensation, net	461	4,340	—	—	(1,175)	3,165	—	3,165
Retirement of treasury shares	—	—	—	—	1,175	1,175	—	1,175
Distribution to noncontrolling interests	—	—	—	—	—	—	(83)	(83)
Other comprehensive income, net of taxes	—	—	569	—	—	569	—	569
Net income	—	—	—	9,151	—	9,151	132	9,283
December 31, 2017	39,984	690,688	580	(126,220)	—	565,048	1,447	566,495
Grants under share award plan and share based compensation, net	418	4,627	—	—	(1,744)	2,883	—	2,883
Retirement of treasury shares	—	—	—	—	1,744	1,744	—	1,744
Distribution to noncontrolling interests	—	—	—	—	—	—	(101)	(101)
Other comprehensive loss, net of taxes	—	—	(225)	—	—	(225)	—	(225)
Net (loss) income	—	—	—	(120,553)	—	(120,553)	149	(120,404)
December 31, 2018	40,402	$695,315	$355	$(246,773)	$—	$448,897	$1,495	$450,392
   The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

1.	Summary of Significant Accounting Policies
General Information and Basis of Presentation
TravelCenters of America LLC, which we refer to as the Company or we, us and our, is a Delaware limited liability company. As of December 31, 2018, we operated or franchised 301 travel centers and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of December 31, 2018, our business included 258 travel centers in 43 states in the United States, primarily along the U.S. interstate highway system, and the province of Ontario, Canada, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of our 258 travel centers at December 31, 2018, we owned 32, we leased 201, we operated two for a joint venture in which we own a noncontrolling interest and 23 were owned or leased from others by our franchisees. We operated 233 of our travel centers and franchisees operated 25 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants and various customer amenities.
As of December 31, 2018, our business included 43 standalone restaurants in 14 states in the United States operated primarily under the "Quaker Steak & Lube," or QSL, brand name. Of our 43 standalone restaurants at December 31, 2018, we operated 16 restaurants (seven we owned, eight we leased, and one we operated for a joint venture in which we own a noncontrolling interest) and 27 were owned or leased from others and operated by our franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
On December 5, 2018, we sold our 225 convenience stores, one standalone restaurant and certain related assets, or our convenience stores business, pursuant to an agreement we entered into on September 1, 2018. As a result, the results of the convenience stores business are reported as a discontinued operation for all periods presented in the consolidated statements of operations and comprehensive (loss) income. Additionally, the assets and liabilities of the convenience stores business as of December 31, 2017, have been presented as a discontinued operation in our consolidated balance sheet. See Note 4 for more information about our discontinued operations.
Our consolidated financial statements include the accounts of TravelCenters of America LLC and its subsidiaries. All intercompany transactions and balances have been eliminated. We use the equity method of accounting for investments in entities when we have the ability to significantly influence, but not control, the investee's operating and financial policies, typically when we own 20% to 50% of the investee's voting stock. See Note 12 for more information about our equity investments.
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

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

Significant Accounting Policies
Revenue Recognition. Revenues consist of fuel revenues, nonfuel revenues and rent and royalties from franchisees. See Note 2 for more information about our revenues.
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
Inventory. We state our inventory at the lower of cost or net realizable value. We determine cost principally on the weighted average cost method. We maintain reserves for the estimated amounts of obsolete and excess inventory. These estimates are based on unit sales histories and on hand inventory quantities, known market trends for inventory items and assumptions regarding factors such as future inventory needs, our ability and the related cost to return items to our suppliers and our ability to sell inventory at a discount when necessary.
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
We depreciate leasehold improvements over the shorter of the lives shown above or the remaining term of the underlying lease. Amortization expense related to assets recorded in connection with the sale leaseback financing obligation pertaining to certain travel centers we lease from Hospitality Properties Trust, or HPT, is included in depreciation and amortization expense over the shorter of the estimated useful lives of the assets or the lease term. See Notes 9 and 14 for more information about our relationship and transactions with HPT.
Goodwill and Intangible Assets. In a business combination we are required to record assets and liabilities acquired, including those intangible assets that arise from contractual or other legal rights or are otherwise capable of being separated or divided from the acquired entity, based on the fair values of the acquired assets and liabilities. Any excess of acquisition cost over the fair value of the acquired net identifiable assets is recognized as goodwill. We amortize the recorded costs of intangible assets with finite lives on a straight line basis over their estimated lives, principally the terms of the related contractual agreements. See Note 6 for more information about our goodwill and intangible assets.
Impairment. We review definite lived assets for indicators of impairment during each reporting period. We recognize impairment charges when (i) the carrying value of a long lived asset or asset group to be held and used in the business is not recoverable and exceeds its fair value and (ii) when the carrying value of a long lived asset or asset group to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Our estimates of fair value are based on our estimates of likely market participant assumptions, including projected fuel sales volumes, nonfuel revenues, fuel and nonfuel gross margins, site level operating expenses and real estate rent expense. The discount rate is used to measure the present value of projected future cash flows and is set at a rate we believe is likely to be used by a market participant using a weighted average cost of capital method that considers market and industry data as well as our specific risk factors. The weighted average cost of capital is our estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. We use a number of assumptions and methods in preparing valuations underlying impairment tests, and in some instances we may obtain third party appraisals. We recognize impairment charges in the period during which the circumstances surrounding an asset or asset group to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset or asset group is made. We perform our impairment analysis for substantially all of our property and equipment at the individual site level because that is the lowest level of asset and liability groupings for which the cash flows are largely independent of the cash flows of other assets and liabilities. During 2018, we did not record any impairment charges related to our long lived assets.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

We assess intangible assets with definite lives for impairment annually or whenever events or changes in circumstances warrant a revision to the remaining period of amortization. Definite lived intangible assets include our agreements with franchisees and other intangible assets. For 2018, definite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales, collection of royalties from franchisees and any changes in the manner in which the assets were used that could impact the value of the asset. During 2018, we did not record any impairment charges related to our definite lived intangible assets.
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
As of November 30, 2018, indefinite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to, and based on, the assumptions used in the most recent quantitative assessment. During 2018, we did not record any impairment charges related to our indefinite lived intangible assets.
We evaluate goodwill for impairment at the reporting unit level as of July 31, or more frequently if the circumstances warrant. With respect to goodwill, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a goodwill impairment test to measure the amount of impairment to be recognized, if any.
During the second quarter of 2018, prior to classifying our convenience stores business as held for sale and as a discontinued operation, we determined that the decline in site level gross margin in excess of site level operating expenses for our convenience stores business for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, in conjunction with the fact that the operating results for the convenience stores business failed to meet our forecasted results was an indicator of impairment of the goodwill in our convenience stores business. Accordingly, we performed an impairment assessment of the goodwill in the convenience stores business as of May 31, 2018, using a quantitative analysis under which the fair value of the convenience stores business was estimated using both an income approach and a market approach. The income approach considered discounted forecasted cash flows that were based on our long term operating plan. A terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The discount rate is an estimate of the overall after tax market rate of return we believe may be required by equity and debt holders of a business enterprise. The market approach considered the estimated fair values of possible comparable publicly traded companies. For each comparable publicly traded company, value indicators, or pricing multiples, were considered to estimate the value of our business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows, including revenue growth rates and operating cash flow margins, of the respective reporting unit. Applying different assumptions could lead to different results. Based on this assessment, during the second quarter of 2018, we recorded an impairment charge of $51,500, which is presented in loss from discontinued operations, net of taxes in our consolidated statements of operations and comprehensive (loss) income.
On September 1, 2018, our Board of Directors approved the sale of our convenience stores business, which resulted in our convenience stores business being classified as held for sale, and we entered into an agreement to sell the convenience stores business. As a result of the agreed upon sales price, we recorded a goodwill impairment charge of $17,840 in the convenience stores reporting unit as of September 1, 2018. See Note 4 for more information about our discontinued operations.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

As of July 31, 2018, our annual goodwill impairment test for the travel center and QSL reporting units was performed using a qualitative analysis which included evaluating financial trends and industry and market conditions and assessing the reasonableness of the assumptions used in the most recent quantitative analysis, including comparing actual results to the projections used in the quantitative analysis. Based on our analyses, we concluded that as of July 31, 2018, our goodwill in those reporting units was not impaired.
Share Based Employee Compensation. We have historically granted awards of our common shares under our share award plans. Share awards issued to our Directors vest immediately. Share awards made to others vest in five to ten equal annual installments beginning on the date of the award. Compensation expense related to share awards is determined based on the market value of our shares on either the date of the award for employees or the vesting date for nonemployees, as appropriate, with the aggregate value of the shares awarded amortized to expense over the related vesting period. We include share based compensation expense in selling, general and administrative expenses in our consolidated statements of operations and comprehensive (loss) income.
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
Asset Retirement Obligations. We recognize the future costs for our obligations related to the removal of our underground storage tanks and certain improvements we own at leased properties over the estimated useful lives of each asset requiring removal. We record a liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long lived asset at the time such an asset is installed. We base the estimated liability on our historical experiences in removing these assets, their estimated useful lives, external estimates as to the cost to remove the assets in the future and regulatory or contractual requirements. The liability is a discounted liability using a credit adjusted risk free rate. Our asset retirement obligations at December 31, 2018 and 2017, were $2,478 and $2,388, respectively, and are presented in other noncurrent liabilities in our consolidated balance sheets.
Leasing Transactions. Leasing transactions are a material part of our business. We have five leases with HPT. See Note 9 for more information about our leases with HPT and our accounting for them.
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

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

Income Taxes. We establish deferred income tax assets and liabilities to reflect the future tax consequences of differences between the tax basis and financial statement basis of assets and liabilities. We reduce the measurement of deferred tax assets, if necessary, by a valuation allowance when it is more likely than not that the deferred tax asset will not be realized. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. We evaluate and adjust these tax positions based on changing facts and circumstances. For tax positions meeting the more likely than not threshold, the amount we recognize in the financial statements is the largest benefit that we estimate has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 11 for more information about our income taxes.
Reclassifications. Certain prior year amounts have been reclassified to be consistent with the current year presentation within our consolidated financial statements, including as a result of our adoption of a new accounting principle as described below.
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
Customer Loyalty Programs. Prior to the adoption of ASU 2014-09, we recognized the estimated cost of loyalty awards as a discount against the nonfuel revenues for which the rewards were redeemed. Loyalty awards now are recognized against the revenue that generates the loyalty award, primarily fuel revenues. The adoption of the new standard resulted in a $58,861 reclassification between fuel revenue and nonfuel revenue for the year ended December 31, 2017.
Initial and Renewal Franchise Fees. Prior to the adoption of ASU 2014-09, we recognized initial franchise fees as revenue at the time the franchisee opened for business, which is when we had fulfilled our initial obligations under the related agreement, and recognized renewal fees at the time the franchisee's renewal period began. Initial and renewal franchise fees now are recognized as revenue over the term of the related franchise agreement, which is the period the customer benefits from use of the franchise rights. The adoption of the new standard resulted in an increase in our accumulated deficit of $1,082, an increase in other current liabilities of $188 and an increase in other noncurrent liabilities of $894 as of December 31, 2017, as well as an increase of $52 in rent and royalties from franchisees revenue for the year ended December 31, 2017.
Advertising Fees. Prior to the adoption of ASU 2014-09, we recognized advertising fees collected from franchisees as a reduction of the related advertising expenses incurred. We now recognize these advertising fees as revenue. The adoption of the new standard for these advertising fees resulted in an increase in each of selling, general and administrative expenses and rent and royalties from franchisees revenue of $1,684 for the year ended December 31, 2017.
Income Taxes. As a result of the adjustments described above, a deferred tax asset was recognized, increasing other noncurrent assets and decreasing our accumulated deficit each by $278 as of December 31, 2017, and decreasing our benefit for income taxes by $163 for the year ended December 31, 2017.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
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
The following table presents the effect of the adoption of the new standard on our consolidated statement of operations and comprehensive income for the year ended December 31, 2017.

	As Reported	Discontinued Operations(1)	Adoption of ASU 2014-09	As Adjusted
Revenues:
Fuel	$4,090,912	$(474,514)	$(58,861)	$3,557,537
Nonfuel	1,944,181	(261,703)	58,861	1,741,339
Rent and royalties from franchisees	16,500	(215)	1,736	18,021
Total revenues	6,051,593	(736,432)	1,736	5,316,897

Selling, general and administrative expenses	154,663	(10,332)	1,684	146,015
Loss before income taxes and discontinued operations	(75,045)	14,645	52	(60,348)
Benefit for income taxes	84,439	(4,026)	(163)	80,250
Income from continuing operations	9,394	10,619	(111)	19,902

(1)	See Note 4 for more information about our discontinued operations.
The following table presents the effect of the adoption of the new standard on our consolidated statement of cash flows for the year ended December 31, 2017.

	As Reported	Discontinued Operations(1)	Adoption of ASU 2014-09	As Adjusted
Cash flows from operating activities:
Net income	$9,394	$—	$(111)	$9,283
Deferred income taxes	(85,432)	4,026	163	(81,243)
Accounts receivable	(18,507)	—	70	(18,437)
Accounts payable and other liabilities	8,123	(4,125)	(122)	3,876
Net cash provided by operating activities	35,674	—	—	35,674

(1)	See Note 4 for more information about our discontinued operations.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, or ASU 2016-02, which established a comprehensive lease standard under GAAP for virtually all industries. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification determines whether the lease expense is recognized based on the effective interest method or on a straight line basis over the term of the lease. A lessee is also required to recognize a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard will apply for annual periods beginning after December 15, 2018, including interim periods therein. To address implementation of ASU 2016-02 and evaluate its impact on our consolidated financial statements, we developed a project plan and formed a team to evaluate our leases, lease classification and related internal controls. We implemented lease accounting software and elected the modified retrospective transition method for adoption, which does not require us to restate prior year comparative periods. We will apply the package of practical expedients included in ASU 2016-02; accordingly, we will retain the lease classification and initial direct costs for any leases that existed prior to adoption and we will not revisit whether any existing or expired contracts contain leases. We estimate adoption of the standard will result in recognition of right of use assets that total approximately $1,800,000, lease liabilities that total approximately $1,900,000 and a decrease to our accumulated deficit of approximately $86,000, net of tax, on our consolidated balance sheet as of January 1, 2019. As a result of adopting ASU 2016-02, we will no longer recognize amortization of our deferred gain from previous sale leaseback transactions as a credit to real estate rent expense, which totaled $10,128 for the year ended December 31, 2018.
In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation, which aligns the accounting for share based payments to nonemployees with the accounting for share based payments to employees. The new standard is required for annual periods beginning after December 15, 2018, including interim periods therein, and requires modified retrospective application. Early adoption is permitted. The implementation of this update is not expected to cause a material change to our consolidated financial statements.

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
Fuel Revenues. We recognize fuel revenues and the related costs at the time of sale to customers at our company operated locations. We sell diesel fuel and gasoline to our customers at prices that we establish daily or are indexed to market prices and reset daily. We sell diesel fuel under pricing arrangements with certain customers. For the year ended December 31, 2018, approximately 80.6% of our diesel fuel volume was sold at discounts to posted prices under pricing arrangements with our customers, some of which include rebates payable to the customer after the end of the period.
Nonfuel Revenues. We recognize nonfuel revenues and the related costs at the time of sale to customers. We sell a variety of nonfuel products and services at stated retail prices in our travel centers and standalone restaurants, as well as through our RoadSquad®, RoadSquad OnSite® and TA Commercial Tire Network™ programs. Truck repair and maintenance goods or services may be sold at discounted prices under pricing arrangements with certain customers, some of which include rebates payable to the customer after the end of the period.

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

Disaggregation of Revenue
We disaggregate our revenue based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive (loss) income. Nonfuel revenues disaggregated by type of good or service for the years ended December 31, 2018 and 2017, were as follows:

	Year Ended December 31,
	2018	2017
Nonfuel revenues:
Truck service	$672,169	$642,961
Store and retail services	730,658	682,101
Restaurants	416,736	416,277
Total nonfuel revenues	$1,819,563	$1,741,339

TravelCenters of America LLC
Notes to Consolidated Financial Statements
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

	Loyalty Programs	Other Contract Liabilities	Total
December 31, 2016	$13,686	$4,921	$18,607
Increases due to unsatisfied performance obligations arising during the period	72,424	11,335	83,759
Revenue recognized from satisfying performance obligations during the period	(65,854)	(10,007)	(75,861)
Other	(5,091)	(1,568)	(6,659)
December 31, 2017	15,165	4,681	19,846
Increases due to unsatisfied performance obligations arising during the period	81,517	10,083	91,600
Revenue recognized from satisfying performance obligations during the period	(74,548)	(10,064)	(84,612)
Other	(6,644)	(1,230)	(7,874)
December 31, 2018	$15,490	$3,470	$18,960
As of December 31, 2018, we expect the unsatisfied performance obligations relating to these loyalty programs will be satisfied within 12 months.
As of December 31, 2018, the deferred initial and renewal franchise fee revenue expected to be recognized in future periods ranges between $14 and $71 for each of the years 2019 through 2023.

3.	Acquisitions
2018 Acquisitions. During the year ended December 31, 2018, we acquired a travel center from one of our franchisees for a purchase price of $10,482, and we accounted for this transaction as a business combination, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their respective fair values as of the date of acquisition. We have included the results of the acquired business in our consolidated financial statements from the date of acquisition. The pro forma impact of this acquisition, including the respective results of operations from the beginning of the periods presented, is not material to our consolidated financial statements.
During the year ended December 31, 2018, we acquired a tire retread facility for $2,805 and also acquired certain assets from two former franchisees, who previously leased from us travel centers we now operate, upon the termination of the related lease and franchise agreements for an aggregate purchase price of $5,202. These acquisitions were accounted for as asset acquisitions.
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
On December 5, 2018, we completed the sale of our convenience stores business for an aggregate sales price of $330,609, pursuant to an agreement we entered into on September 1, 2018. This sales price included $25,609 of net working capital items. Upon the classification of the assets and related liabilities as held for sale, we determined that the carrying value of the convenience stores business exceeded the agreed sales price less costs to sell, resulting in a loss on disposal of $79,623 that includes transaction costs of $9,650.
The following table includes the carrying amounts of the major classes of assets and liabilities presented in discontinued operations in our consolidated balance sheet.

December 31, 2017
Assets:
Cash	$556
Inventory	22,403
Other current assets	280
Property and equipment, net	387,894
Goodwill	68,600
Other intangible assets, net	9,189
Other noncurrent assets	327
Total assets of discontinued operations	$489,249

Liabilities:
Other current liabilities	$2,311
Other noncurrent liabilities	8,547
Total liabilities of discontinued operations	$10,858
The following table presents the results of operations for our discontinued operations for each of the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
Revenues	$742,160	$736,432
Cost of goods sold (excluding depreciation)	610,524	591,349
Site level operating expenses	103,037	108,082
Selling, general and administrative expenses	9,443	10,332
Real estate rent expense	2,206	2,277
Depreciation and amortization expense	20,418	39,037
Impairment of goodwill	69,340	—
Loss from discontinued operations before income taxes	(72,808)	(14,645)
Benefit for income taxes	14,789	4,026
Loss from discontinued operations, net of taxes	(58,019)	(10,619)
Loss on disposal	(79,623)	—
Benefit for income taxes	20,011	—
Loss from discontinued operations	$(117,631)	$(10,619)

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

5.	Property and Equipment
Property and equipment, net, as of December 31, 2018 and 2017, consisted of the following:

	December 31,
	2018	2017
Land and improvements	$177,322	$164,019
Buildings and improvements	197,866	178,722
Machinery, equipment and furniture	459,892	421,721
Leasehold improvements	242,469	233,857
Construction in progress	65,855	58,841
Property and equipment, at cost	1,143,404	1,057,160
Less: accumulated depreciation and amortization	514,867	443,964
Property and equipment, net	$628,537	$613,196
Total depreciation expense for the years ended December 31, 2018 and 2017, was $80,938 and $86,543, respectively.
The following table shows the amounts of property and equipment owned by HPT but recognized in our consolidated balance sheets, and included within the balances shown in the table above, as a result of the required accounting for the assets funded by HPT under the deferred tenant improvements allowance and for the assets that did not qualify for sale leaseback accounting. See Note 9 for more information about our leases with HPT.

	December 31,
	2018	2017
Land and improvements	$14,945	$14,565
Buildings and improvements	9,943	9,848
Machinery, equipment and furniture	3,282	3,239
Leasehold improvements	114,195	114,686
Property and equipment, at cost	142,365	142,338
Less: accumulated depreciation and amortization	96,266	89,129
Property and equipment, net	$46,099	$53,209
At December 31, 2018, our property and equipment balance included $19,642 of improvements of the type that we typically request that HPT purchase for an increase in annual minimum rent; however, HPT is not obligated to purchase these improvements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

6.	Goodwill and Intangible Assets
Intangible assets, net, as of December 31, 2018 and 2017, consisted of the following:

	December 31, 2018
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$21,645	$(12,308)	$9,337
Leasehold interests	2,754	(2,183)	571
Other	3,913	(3,251)	662
Total amortizable intangible assets	28,312	(17,742)	10,570
Carrying value of trademarks (indefinite lives)	12,317	—	12,317
Intangible assets, net	$40,629	$(17,742)	$22,887

	December 31, 2017
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$22,945	$(11,221)	$11,724
Leasehold interests	2,754	(2,149)	605
Other	3,748	(3,200)	548
Total amortizable intangible assets	29,447	(16,570)	12,877
Carrying value of trademarks (indefinite lives)	12,317	—	12,317
Intangible assets, net	$41,764	$(16,570)	$25,194
Total amortization expense for amortizable intangible assets for the years ended December 31, 2018 and 2017, was $2,452 and $2,453, respectively.
We amortize our amortizable intangible assets over a weighted average period of 11 years. The aggregate amortization expense for our amortizable intangible assets as of December 31, 2018, for each of the next five years is:

Total
2019	$1,252
2020	1,237
2021	1,087
2022	981
2023	883
Goodwill. During the year ended December 31, 2017, we recognized $5,517 of goodwill in connection with our business combinations. As of December 31, 2018, all of our goodwill balance is deductible for tax purposes. Goodwill by reporting unit was as follows:

	December 31,
	2018	2017
Travel centers business	$22,213	$22,213
QSL business	3,046	3,046
Total goodwill	$25,259	$25,259

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

7.	Other Current Liabilities
Other current liabilities, as of December 31, 2018 and 2017, consisted of the following:

	December 31,
	2018	2017
Taxes payable, other than income taxes	$42,985	$46,872
Accrued wages and benefits	19,830	20,674
Loyalty program accruals	15,490	15,165
Self insurance program accruals, current portion	14,623	15,301
Accrued capital expenditures	7,742	5,695
Other	24,998	24,310
Total other current liabilities	$125,668	$128,017

8.	Long Term Debt
Long term debt, net, as of December 31, 2018 and 2017, consisted of the following:

	Interest Rate	Maturity Date	December 31,
			2018	2017
2028 Senior Notes	8.25%	January 15, 2028	$110,000	$110,000
2029 Senior Notes	8.00%	December 15, 2029	120,000	120,000
2030 Senior Notes	8.00%	October 15, 2030	100,000	100,000
Other long term debt	4.01%	March 31, 2027	1,086	1,189
Deferred financing costs			(10,558)	(11,555)
Total long term debt, net			$320,528	$319,634
Senior Notes
Our 2028 Senior Notes were issued in January 2013 and require us to pay interest quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. No principal payments are required prior to the maturity date. We may, at our option, at any time redeem some or all of the 2028 Senior Notes by paying 100% of the principal amount of the 2028 Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.
Our 2029 Senior Notes were issued in December 2014 and require us to pay interest quarterly in arrears on February 28, May 31, August 31 and November 30 of each year. No principal payments are required prior to the maturity date. We may, at our option, at any time redeem some or all of the 2029 Senior Notes by paying 100% of the principal amount of the 2029 Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.
Our 2030 Senior Notes were issued in October 2015 and require us to pay interest quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. No principal payments are required prior to the maturity date. We may, at our option, at any time redeem some or all of the 2030 Senior Notes by paying 100% of the principal amount of the 2030 Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.
We refer to the 2028 Senior Notes, 2029 Senior Notes and 2030 Senior Notes collectively as our Senior Notes, which are our senior unsecured obligations. The indenture governing our Senior Notes does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time. Our Senior Notes are presented on our consolidated balance sheets as long term debt, net of deferred financing costs. We estimate that the fair values of our 2028 Senior Notes, 2029 Senior Notes and 2030 Senior Notes were $108,240, $110,112 and $93,080, respectively, based on their respective closing prices on The Nasdaq Stock Market LLC, or the Nasdaq, (a Level 1 input) on December 31, 2018.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

Revolving Credit Facility
We have a revolving credit facility, or the Credit Facility, with a group of commercial banks that matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). Pursuant to the Credit Facility, we pay a monthly unused line fee which is subject to adjustment according to the average daily principal amount of unused commitment under the Credit Facility. As of December 31, 2018, our letter of credit fees were an annual rate of 1.50% of our outstanding standby letters of credit and our unused line fee rate was an annual rate of 0.25% of the maximum balance minus our utilization and letters of credit.
The Credit Facility requires us to maintain certain levels of collateral, limits our ability to incur debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and contains other customary covenants and conditions. The Credit Facility provides for the acceleration of principal and interest payments upon an event of default including, but not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the Credit Facility, and our default under certain contracts, including our leases with HPT, and our business management agreement with The RMR Group LLC, or RMR. Our Credit Facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. The amount available to us is determined by reference to a borrowing base calculation based on eligible collateral. At December 31, 2018, based on our qualified collateral, a total of $100,236 was available to us for loans and letters of credit under the Credit Facility. At December 31, 2018, there were no loans outstanding under the Credit Facility but we had outstanding $14,813 of letters of credit issued under that facility, securing certain trade payables, insurance, fuel tax and other obligations. These letters of credit reduce the amount available for borrowing under the Credit Facility, leaving $85,423 available for use as of that date.
Deferred Financing Costs
The unamortized balance of our deferred financing costs were $10,558 and $11,555 for our Senior Notes and $216 and $440 for our Credit Facility at December 31, 2018 and 2017, respectively, net of accumulated amortization of $4,422 and $3,425, and $904 and $680, respectively. The deferred financing costs for our Senior Notes are presented as a reduction of long term debt, net and the deferred financing costs for our Credit Facility are presented in other noncurrent assets on our consolidated balance sheets. We estimate we will recognize future amortization of deferred financing costs of $1,214 in 2019, $1,000 in 2020 and $997 in each of the years 2021, 2022 and 2023. We recognized interest expense from the amortization of deferred financing costs of $1,221 for each of the years ended December 31, 2018 and 2017.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

9.	Leasing Transactions
As a Lessee. We have entered into lease agreements covering many of our retail locations, office and warehouse space, and various equipment and vehicles, with the most significant leases being our five leases with HPT that are further described below. Certain leases include renewal options, and certain leases include escalation clauses and purchase options. Future minimum lease payments required under leases that had remaining noncancelable lease terms in excess of one year as of December 31, 2018, were as follows (included herein are the full payments due under the HPT Leases, including the amount attributed to the lease of those sites that are accounted for as a financing in our consolidated balance sheets as reflected in the sale leaseback financing obligations):

Total
2019	$302,855
2020	301,220
2021	299,393
2022	296,551
2023	295,534
Thereafter	1,980,078
Total	$3,475,631
The amounts in the table above are as of December 31, 2018, and do not reflect the $43,148 annual minimum rent reduction resulting from the Transaction Agreements (as defined below) entered into in January 2019, as further described below.
The expenses related to our operating leases are included in site level operating expenses; selling, general and administrative expenses and real estate rent expense in the operating expenses section of our consolidated statements of operations and comprehensive (loss) income. Rent expense under our operating leases consisted of the following:

	Year Ended December 31,
	2018	2017
Minimum rent	$282,424	$275,561
Sublease rent	7,126	7,035
Contingent rent	3,591	2,195
Total rent expense	$293,141	$284,791
HPT Leases. As of December 31, 2018, we leased from HPT a total of 199 properties under five leases with HPT, four of which we refer to as the TA Leases and one of which we refer to as the Petro Lease, and which we refer to collectively as the HPT Leases. On January 16, 2019, we entered into three transaction agreements with HPT, or the Transaction Agreements, pursuant to which in January 2019:

•	we purchased 20 travel center properties from HPT, which we previously leased from HPT, for a total purchase price of approximately $308,200;

•	our annual minimum rent due to HPT was reduced by $43,148;

•	the term of each HPT Lease was extended by three years;

•
commencing on April 1, 2019, we will pay to HPT an aggregate of $70,458, in 16 quarterly installments of approximately $4,404 each, to fully satisfy and discharge our $150,000 deferred rent obligation to HPT that otherwise would have become due in five installments between 2024 and 2030;

•
commencing with the year ending December 31, 2020, we will be obligated to pay to HPT an additional amount of percentage rent equal to one-half percent (0.5%) of the excess of our annual nonfuel revenues at leased sites over the nonfuel revenues for each respective site for the year ending December 31, 2019; and

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

•	certain of the 179 travel center properties that we continue to lease from HPT were reallocated among the HPT Leases.
The number of properties leased, the terms, the annual minimum rent and the deferred rent balances owed by us under the HPT Leases, as amended in January 2019, are as follows:

	Number of Properties	Initial Term End Date(1)	Annual Minimum Rent as of January 31, 2019	Deferred Rent(2)
TA Lease 1	36	December 31, 2032	$49,019	$14,175
TA Lease 2	36	December 31, 2031	44,663	12,847
TA Lease 3	35	December 31, 2029	42,404	12,603
TA Lease 4	37	December 31, 2033	46,206	12,961
Petro Lease	35	June 30, 2035	61,617	17,872
Total	179		$243,909	$70,458

(1)	We have two renewal options of 15 years each under each of the HPT Leases.

(2)
Pursuant to a rent deferral agreement with HPT, we previously deferred as of December 31, 2010, a total of $150,000 of rent payable to HPT, which remained outstanding as of December 31, 2018, and had been due in five installments between 2024 and 2030. Pursuant to the Transaction Agreements, we agreed to make 16 quarterly installments of $4,404 each commencing April 1, 2019, or $70,458 in aggregate, to repay and fully satisfy and discharge the $150,000 in deferred rent we owed HPT. Under the rent deferral agreement, deferred rent shall be accelerated and interest shall begin to accrue thereon at 1% per month on the deferred rent amounts if certain events occur, including: a default under the HPT Leases; a change of control of us, as defined in the deferral agreement; or our declaration or payment of a dividend or other distribution in respect of our common shares.

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
We recognized rent expense of $273,012 and $264,625 for the years ended December 31, 2018 and 2017, respectively, under the HPT Leases.
In addition to the payment of annual minimum rent, the TA Leases provide for payment to HPT of percentage rent, based on increases in total nonfuel revenues at a property over base year levels (3.0% of nonfuel revenues above 2015 nonfuel revenues and an additional 0.5% of nonfuel revenues above 2019 nonfuel revenues beginning with the year ending December 31, 2020) and the Petro Lease provides for payment to HPT of percentage rent based on increases in total nonfuel revenues at a property over base year levels at such property (3.0% of nonfuel revenues above 2012 nonfuel revenues and an additional 0.5% of nonfuel revenues above 2019 nonfuel revenues beginning with the year ending December 31, 2020). The total amount of percentage rent that we incurred during the years ended December 31, 2018 and 2017, was $3,591 and $2,195, respectively.
Under the HPT Leases, we may request that HPT purchase approved amounts of renovations, improvements and equipment at the leased properties in return for increases in our annual minimum rent according to the following formula: the annual minimum rent will be increased by an amount equal to the amount paid by HPT multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. During the years ended December 31, 2018 and 2017, we sold to HPT $56,346 and $84,632, respectively, of improvements we previously made to properties leased from HPT, and, as a result, our annual minimum rent payable to HPT increased by $4,789 and $7,194, respectively. At December 31, 2018, our property and equipment balance included $19,642 of improvements of the type that we typically request that HPT purchase for an increase in annual minimum rent; however, HPT is not obligated to purchase these improvements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

On September 25, 2017, HPT purchased land and improvements that previously were leased by HPT from a third party and subleased to us. Effective as of that date, our rent due to that third party pursuant to the terms of our sublease with HPT ceased. Also on that date, we and HPT amended our lease to reflect our direct lease from HPT of that land and those improvements and to increase our annual minimum rent due to HPT by $731, which was 8.5% of HPT's investment.
On May 3, 2017, we sold a development property to HPT for $27,602 pursuant to a transaction agreement we entered with HPT in 2015 and we concurrently leased this property back from HPT.
In 2017, HPT received $1,031 as the final payment of a total settlement amount of $7,209 with respect to a travel center we previously leased from HPT in Roanoke, Virginia and which was taken by eminent domain proceedings brought by the Virginia Department of Transportation in 2014. In 2018, we and HPT agreed to the allocation of the total settlement amount between us and HPT, and HPT paid us $1,032, which we recognized in June 2018 as a reduction of selling, general and administrative expenses.
The following table summarizes the various amounts related to the HPT Leases and leases with other lessors that are reflected in real estate rent expense in our consolidated statements of operations and comprehensive (loss) income.

	Year Ended December 31,
	2018	2017
Cash payments for rent under the HPT Leases	$289,793	$280,894
Change in accrued estimated percentage rent	93	356
Adjustments to recognize expense on a straight line basis	(327)	(383)
Less: sale leaseback financing obligation amortization	(974)	(658)
Less: portion of rent payments recognized as interest expense	(1,675)	(1,681)
Less: deferred tenant improvements allowance amortization	(3,770)	(3,770)
Amortization of deferred gain on sale leaseback transactions	(10,128)	(10,133)
Rent expense related to the HPT Leases	273,012	264,625
Rent paid to others(1)	10,412	10,643
Adjustments to recognize expense on a straight line basis for other leases	52	(418)
Total real estate rent expense	$283,476	$274,850

(1)	Includes rent paid directly to HPT's landlords under leases for properties we sublease from HPT, as well as rent related to properties we lease from landlords other than HPT.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

The following table summarizes the various amounts related to the HPT Leases that are included in our consolidated balance sheets.

	December 31,
	2018	2017
Current HPT Leases liabilities:
Accrued rent	$24,721	$24,170
Sale leaseback financing obligations(1)	1,032	863
Straight line rent accrual(2)	2,458	2,458
Deferred gain(3)	10,128	10,128
Deferred tenant improvements allowance(4)	3,770	3,770
Total current HPT Leases liabilities	$42,109	$41,389

Noncurrent HPT Leases liabilities:
Deferred rent obligation(5)	$150,000	$150,000
Sale leaseback financing obligations(1)	22,365	22,987
Straight line rent accrual(2)	46,431	46,937
Deferred gain(3)	100,913	111,041
Deferred tenant improvements allowance(4)	34,047	37,817
Total noncurrent HPT Leases liabilities	$353,756	$368,782

(1)
Sale Leaseback Financing Obligations. Prior to 2015, the assets related to nine travel centers we leased from HPT were reflected in our consolidated balance sheets, as was the related financing obligation. This accounting was required primarily because, at the time of the inception of the prior leases with HPT, more than a minor portion of these nine travel centers was subleased to third parties. As part of the 2015 transaction agreement, we purchased five of these nine travel centers from HPT. That purchase was accounted for as an extinguishment of the related financing obligation and resulted in a loss on extinguishment of debt of $10,502 because the price we paid to HPT to purchase the five properties was $10,502 in excess of the then remaining related financing obligation. Also, because the TA Leases we entered into with HPT in 2015 were accounted for as new leases and two of the remaining four properties reflected as financings under the prior TA Leases then qualified for operating lease treatment, the remaining net assets and financing obligations related to these two properties were eliminated, resulting in a gain of $1,033, which was deferred and will be recognized over the terms of the applicable TA Leases as a reduction to real estate rent expense.

(2)
Straight Line Rent Accrual. Straight line rent accrual includes the accrued rent expense from 2007 to 2012 for stated increases in our annual minimum rents due under our then existing TA lease. The TA Leases we entered into with HPT in connection with the 2015 transaction agreement contain no stated rent payment increases. We amortize this accrual on a straight line basis over the current terms of the TA Leases as a reduction to real estate rent expense. The straight line rent accrual also includes our obligation for the estimated cost of removal of underground storage tanks at properties leased from HPT at the end of the related lease; we recognize these obligations on a straight line basis over the term of the related leases as additional real estate rent expense.

(3)
Deferred Gain. The deferred gain primarily includes $145,462 of gains from the sales of travel centers and certain other assets to HPT during 2015 and 2016. We amortize the deferred gains on a straight line basis over the terms of the related leases as a reduction of real estate rent expense.

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

(5)	Deferred Rent Obligation. In January 2019, this amount was reduced to $70,458 pursuant to the terms of the Transaction Agreements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

As a Lessor. As of December 31, 2018, we leased to franchisees two travel centers. During 2017, these franchisees exercised their final renewal term options and renewed their lease agreements. The current terms of these lease agreements expire in June 2022. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. Rent revenue from operating leases totaled $3,052 and $4,208 for the years ended December 31, 2018 and 2017, respectively. Future minimum lease payments due to us for the two leased sites under these operating leases as of December 31, 2018, were $2,202 for each of the years 2019, 2020 and 2021 and $1,101 in 2022.

10.	Shareholders' Equity
Share Award Plans. On May 19, 2016, our shareholders approved the TravelCenters of America LLC 2016 Equity Compensation Plan, or the 2016 Plan, under which 4,300 shares have been authorized for issuance under the terms of the 2016 Plan. The 2016 Plan replaced the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, or the 2007 Plan. No additional awards will be made under the 2007 Plan and the shares previously registered for offer and sale under the 2007 Plan but not yet issued were deregistered, although shares awarded under the 2007 Plan that had not yet vested have continued, and will continue, to vest in accordance with, and subject to, the terms of the related awards. We refer to the 2007 Plan and 2016 Plan collectively as the Share Award Plans.
We awarded a total of 876 and 751 common shares under the Share Award Plans during the years ended December 31, 2018 and 2017, respectively, with aggregate market values of $3,867 and $3,528, respectively, based on the closing prices of our common shares on the Nasdaq on the dates of the awards. During the years ended December 31, 2018 and 2017, we recognized total share based compensation expense of $6,371 and $5,515, respectively. During the years ended December 31, 2018 and 2017, the vesting date fair value of common shares that vested was $5,147 and $3,781, respectively.
The weighted average grant date fair value of common shares awarded during the years ended December 31, 2018 and 2017, was $4.41 and $4.70, per share, respectively. Common shares issued to Directors vested immediately and the related compensation expense was recognized on the date of the award. Common shares issued to others vest in five to ten equal annual installments beginning on the date of the award. The related compensation expense was determined based on the market value of our common shares on either the date of the award for employees or the vesting date for nonemployees, as appropriate, with the aggregate value of the awarded common shares expensed over the related vesting period. As of December 31, 2018, 1,765 common shares remained available for issuance under the 2016 Plan. As of December 31, 2018, there was a total of $8,019 of share based compensation related to unvested common shares that will be expensed over a weighted average remaining service period of four years. The following table sets forth the number and weighted average grant date fair value of unvested common shares and common shares awarded under the Share Award Plans for the year ended December 31, 2018.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares balance as of December 31, 2017	2,013	$6.68
Granted	876	4.41
Vested	(1,298)	6.61
Forfeited/canceled	(9)	5.71
Unvested shares balance as of December 31, 2018	1,582	5.49
Treasury Shares. Certain recipients of share awards may elect to have us withhold the number of their vesting common shares with a fair market value sufficient to fund the required tax withholding obligations with respect to their share awards. For the years ended December 31, 2018 and 2017, we acquired through this share withholding process 449 and 272 common shares, respectively, with an aggregate value of $1,744 and $1,175, respectively. During the years ended December 31, 2018 and 2017, we retired 449 and 272 treasury shares, no par value, respectively, with a carrying value of $1,744 and $1,175, respectively, that reduced our common shares outstanding.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

(Loss) Income Per Common Share from Continuing Operations Attributable to Common Shareholders
We calculate basic earnings per common share by dividing (loss) income from continuing operations available to common shareholders for the period by the weighted average number of common shares outstanding during the period. The (loss) income from continuing operations attributable to participating securities is deducted from our total (loss) income from continuing operations attributable to common shareholders to determine the (loss) income from continuing operations available to common shareholders. We calculate diluted earnings per common share by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive share securities, using the treasury stock method; but we had no dilutive share securities outstanding as of December 31, 2018, nor at any time during the two year period then ended. Unvested shares issued under our Share Award Plans are deemed participating securities because they participate equally in earnings and losses with all of our other common shares. The following table presents a reconciliation of (loss) income from continuing operations attributable to common shareholders to (loss) income from continuing operations available to common shareholders and the related earnings per share.

	Year Ended December 31,
	2018	2017
(Loss) income from continuing operations	$(2,773)	$19,902
Less: net income for noncontrolling interests	149	132
(Loss) income from continuing operations attributable to common shareholders	(2,922)	19,770
Less: (loss) income from continuing operations attributable to participating securities	(125)	1,028
(Loss) income from continuing operations available to common shareholders	$(2,797)	$18,742

Weighted average common shares(1)	38,244	37,524

Basic and diluted (loss) income per common share from continuing operations attributable to common shareholders	$(0.07)	$0.50

(1)
Excludes unvested shares awarded under our Share Award Plans, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shares. The weighted average number of unvested shares outstanding was 1,705 and 2,057 for the years ended December 31, 2018 and 2017, respectively.

11.	Income Taxes
We had a tax benefit of $1,574 and $80,250 for the years ended December 31, 2018 and 2017, respectively.
Effective Tax Rate Reconciliation

	Year Ended December 31,
	2018	2017
U.S. federal statutory rate applied to loss before income taxes and discontinued operations	$994	$20,815
Benefit of tax credits	3,977	2,688
Provision to return adjustments	560	443
Nondeductible executive compensation	(210)	—
Other nondeductible expenses	(430)	(318)
State income taxes, net of federal benefit	(2,957)	1,648
Uncertain tax position resolution	—	58,602
Tax rate change	—	(4,619)
Other, net	(360)	991
Total tax benefit	$1,574	$80,250

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

In December 2017, the U.S. government enacted the Tax Cuts and Jobs Act, which, among other things, decreased the corporate statutory tax rate from 35% to 21%. At December 31, 2017, we would have had a deferred tax asset of approximately $48,983 based on a U.S. federal tax rate of 35%. Since the legislation was enacted prior to December 31, 2017, this asset was remeasured at the 21% tax rate, which resulted in a decrease to the asset, as well as a decrease in our tax benefit, of $4,619 as of and for the year ended December 31, 2017.
Components of the Income Tax Benefit

	Year Ended December 31,
	2018	2017
Current tax benefit:
Federal	$1,737	$32,883
State	240	(5,575)
Total current tax benefit	1,977	27,308
Deferred tax benefit:
Federal	3,581	44,831
State	(3,984)	8,111
Total deferred tax benefit	(403)	52,942
Total tax benefit	$1,574	$80,250
Components of Deferred Tax Assets and Liabilities

	December 31,
	2018	2017
Deferred tax assets:
Tax loss carryforwards	$76,250	$61,961
Deferred gains	33,882	32,949
Tax credit carryforwards	31,377	27,414
Reserves	16,186	16,844
Straight line rent accrual	12,516	13,542
Deferred tenant improvements allowance	9,531	11,228
Asset retirement obligations	625	2,765
Other	488	6,083
Total deferred tax assets before valuation allowance	180,855	172,786
Valuation allowance	(1,310)	(1,027)
Total deferred tax assets	179,545	171,759

Deferred tax liabilities:
Property and equipment	(97,306)	(120,297)
Goodwill and intangible assets	(3,374)	(5,632)
Other	—	(1,466)
Total deferred tax liabilities	(100,680)	(127,395)

Net deferred tax assets	$78,865	$44,364

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

As of December 31, 2018 and 2017, we had a valuation allowance of $1,310 and $1,027, respectively, related to foreign credit carryforwards, state net operating losses and deferred tax assets in foreign jurisdictions due to the uncertainty of their realization. At December 31, 2018, we had carryforwards for federal net operating losses, state net operating losses and federal tax credits of $318,110, $224,790 and $31,377, respectively. Although not anticipated, $57,971 of the federal net operating losses is scheduled to expire in 2031 if unused. We anticipate $2,689 of the state net operating losses will expire in 2019, and the remainder to be utilized prior to expiration beginning in 2021. Federal tax credit carryforwards of $468 may expire between 2020 and 2025 if unused, with the remainder expected to be utilized prior to their expiration beginning in 2031.
The net deferred tax assets presented in the table above are included in other noncurrent assets in our consolidated balance sheets.
Uncertain Tax Positions

	Year Ended December 31, 2017
	Recognized	Unrecognized
Balance at beginning of period	$28,301	$31,441
Changes to current year tax positions	—	(1,140)
Lapse in statute of limitations	(28,301)	(30,301)
Balance at end of period	$—	$—
In 2017, we had a gross uncertain tax position totaling $58,602, which consisted of $28,301 recognized as a current liability and $30,301 of unrecognized deferred tax assets. In September 2017, as a result of the lapse in the statute of limitations, the uncertainty related to our value as of the date of an ownership change for federal income tax purposes that was experienced as a result of common share trading was resolved. Accordingly, we recognized deferred tax assets related to the tax attributes not previously recognized and reversed the accrued tax liability. The benefit for income taxes in our consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2017, includes $58,602 recognized in connection with the resolution of the previous uncertain tax positions.
Our U.S. federal income tax returns are subject to tax examinations for the years ended December 31, 2015 through 2018. Our state and Canadian income tax returns are generally subject to examination for the tax years ended December 31, 2014 through 2018. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted by the taxing authorities to the extent the carryforwards are utilized in a subsequent year.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

12.	Equity Investments
As of December 31, 2018 and 2017, our investment in equity affiliates, which is presented in our consolidated balance sheets in other noncurrent assets, was $40,065 and $42,502, respectively. For the years ended December 31, 2018 and 2017, our proportional share of our investees' net (loss) income, which is included in other expense (income), net in our consolidated statements of operations and comprehensive (loss) income was $2,027 and $1,088, respectively.
Summarized Financial Information
The following table sets forth summarized financial information of our equity investments and does not represent the amounts we have included in our consolidated financial statements in connection with our equity investments.

	Year Ended December 31,
	2018	2017(1)
Total revenues	$125,136	$113,679
Cost of goods sold (excluding depreciation)	87,189	72,364
Operating income	2,862	10,402
Net income	1,482	7,808

(1)
Total revenues and cost of goods sold (excluding depreciation) for the year ended 2017 have been adjusted for the adoption of ASU 2014-09. Motor fuel taxes are no longer included in fuel revenues or fuel cost of goods sold, resulting in a decrease from the originally reported amounts in each of fuel revenues and fuel cost of goods sold of $13,956 for the year ended December 31, 2017.

Fair Value
It is not practicable to estimate the fair value of our equity investments because of the lack of quoted market prices and the inability to estimate current fair value without incurring excessive costs. However, management believes that the carrying amounts of our equity investments at December 31, 2018, were not impaired given these companies' overall financial condition and earnings trends.

13.	Business Management Agreement with RMR
We have a business management agreement with RMR to provide management services to us, which relates to various aspects of our business generally, including but not limited to, services related to compliance with various laws and rules applicable to our status as a publicly owned company, advice and supervision with respect to our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel center properties and companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal matters, human resources, insurance programs, management information systems and the like. Until July 31, 2017, we also had a property management agreement under which RMR provided building management services to us for our headquarters building. See Note 14 for further information regarding our relationship, agreements and transactions with RMR.
Business Management Agreement. Under our business management agreement, we pay RMR an annual business management fee equal to 0.6% of the sum of our fuel gross margin (which is our fuel revenues less our fuel cost of goods sold) plus our total nonfuel revenues. The fee is payable monthly and totaled $14,570 and $14,030 for the years ended December 31, 2018 and 2017, respectively. These amounts are included in selling, general and administrative expenses and loss from discontinued operations, net of taxes in our consolidated statements of operations and comprehensive (loss) income.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

The current term of our business management agreement with RMR ends on December 31, 2019, and automatically renews for successive one year terms unless we or RMR gives notice of non-renewal before the end of an applicable term. RMR may terminate the business management agreement upon 120 days' written notice, and we may terminate upon 60 days' written notice, subject to approval by a majority vote of our Independent Directors. If we terminate or do not renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.875 times the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of termination or nonrenewal.
We are also generally responsible for all of our expenses and certain expenses incurred or arranged by RMR on our behalf. RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies to which RMR or its subsidiaries provide management services, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves our portion of RMR's internal audit costs. The amounts recognized as expense for internal audit costs were $236 and $276 for the years ended December 31, 2018 and 2017, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive (loss) income and are in addition to the business management fees paid to RMR.
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
Property Management Agreement. Until July 31, 2017, we also had a property management agreement with RMR under which RMR provided building management services to us for our headquarters building. We paid RMR aggregate fees and expenses of $78 for property management services at our headquarters building through July 31, 2017. This amount is included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive (loss) income.

14.	Related Party Transactions
Relationship with HPT
We were a 100% owned subsidiary of HPT until HPT distributed our common shares to its shareholders in 2007. We are HPT's largest tenant and HPT is our principal landlord and largest shareholder and as of December 31, 2018, owned 3,420, or approximately 8.5%, of our outstanding common shares.
One of our Managing Directors, Adam D. Portnoy, serves, and our former Managing Director, Barry M. Portnoy, served until his death on February 25, 2018, as a managing trustee of HPT. Ethan S. Bornstein, Adam D. Portnoy's brother-in-law, is an executive officer of HPT. Thomas M. O'Brien, who served as one of our Managing Directors and our President and Chief Executive Officer until December 31, 2017, was a former executive officer of HPT. RMR provides management services to both us and HPT.
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

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

Lease Arrangements. As of December 31, 2018, we leased from HPT a total of 199 properties under the HPT Leases. We have also engaged in other transactions with HPT, including in connection with the Transaction Agreements that we entered into with HPT on January 16, 2019, pursuant to which in January 2019 we purchased from HPT 20 travel centers we leased from HPT as of December 31, 2018, and our HPT Leases were amended and extended. See Note 9 for more information about our relationship, agreements and transactions with HPT.
Our Manager, RMR
RMR provides certain services we require to operate our business. We have a business management agreement with RMR to provide management services to us, which relates to various aspects of our business generally. Until July 31, 2017, we also had a property management agreement with RMR, which related to building management services for our headquarters building. See Note 13 for more information about our current and former management agreements with RMR.
We have relationships and historical and continuing transactions with HPT, RMR, The RMR Group Inc., Affiliates Insurance Company, or AIC, and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Directors and officers. RMR is a majority owned subsidiary of The RMR Group Inc. One of our Managing Directors, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of The RMR Group Inc. and is a managing director and the president and chief executive officer of The RMR Group Inc. and an officer and employee of RMR. Barry M. Portnoy was our other Managing Director and a director and an officer of The RMR Group Inc. and an officer and employee of RMR until his death on February 25, 2018. Andrew J. Rebholz, our Chief Executive Officer, Barry A. Richards, our President and Chief Operating Officer, William E. Myers, our Executive Vice President, Chief Financial Officer and Treasurer, and Mark R. Young, our Executive Vice President and General Counsel, are officers and employees of RMR. Thomas M. O'Brien, who served as one of our Managing Directors and our President and Chief Executive Officer until December 31, 2017, was also an officer of RMR until December 31, 2017, and an employee of RMR until June 30, 2018. As of December 31, 2018, RMR owned 1,493, or approximately 3.7%, of our outstanding common shares. RMR also provides management services to HPT and HPT's executive officers are officers and employees of RMR. Our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR or its subsidiaries provide management services. Adam D. Portnoy serves, and, until his death Barry M. Portnoy served, as a managing director or managing trustee of these companies and other officers of RMR serve as managing trustees or managing directors of certain of these companies. In addition, officers of RMR and The RMR Group Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services. See Note 13 for more information about our relationship with RMR.
Share Awards to RMR Employees. We award common shares to certain employees of RMR who are also not Directors, officers or employees of ours annually. During the years ended December 31, 2018 and 2017, we awarded to such persons a total of 51 and 67 of our common shares valued at $228 and $319, in aggregate, respectively, based upon the closing prices of our common shares on the Nasdaq on the dates the awards were made under our Share Award Plans. These share awards to RMR employees are in addition to the fees we paid to RMR and the share awards to our Directors, officers and employees (some of whom are also officers and employees of RMR). See Note 10 for more information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligations on vesting share awards.
CEO Retirement. On November 29, 2017, we and RMR entered into a retirement agreement with Thomas M. O'Brien who served as our President and Chief Executive Officer and as one of our Managing Directors until December 31, 2017, and remained our employee through June 30, 2018. Under this retirement agreement, (i) consistent with past practice, we paid him his current annual base salary of $300 until June 30, 2018, and we paid him a cash bonus in respect of 2017 in the amount of $2,060 in December 2017, (ii) in lieu of any share grants for his 2017 service, we paid him an additional cash payment in the amount of $475 in December 2017 and (iii) following his retirement from the Company on June 30, 2018, we made an additional cash payment to him in July 2018 in the amount of $1,505 and, as of his retirement date, fully accelerated the vesting of 625 then unvested common shares of the Company previously awarded to him.
In October 2018, RMR purchased from Thomas M. O'Brien 1,493 of our common shares he then owned, representing approximately 3.7% of our outstanding common shares pursuant to RMR's right of first refusal under this retirement agreement after we did not exercise our right under such agreement to purchase such shares.

TravelCenters of America LLC
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)

Relationship with AIC
We, HPT and five other companies to which RMR provides management services each currently own 14.3% of AIC, an Indiana insurance company, and are parties to a shareholders agreement regarding AIC. Although we own less than 20.0% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all our Directors (other than Andrew J. Rebholz) are also directors of AIC.
All our Directors (other than Andrew J. Rebholz) and all the independent trustees and independent directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays to RMR a service fee equal to 3.0% of the total annual net earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC's business.
We and the other shareholders of AIC participate in a combined property insurance program arranged and insured or reinsured in part by AIC. We paid aggregate premiums, including taxes and fees, of $2,502 and $1,721, respectively, in connection with this insurance program for the policy years ending June 30, 2019 and 2018, respectively, which amount for the policy year ending June 30, 2019, may be adjusted from time to time as we acquire or dispose of properties that are included in this insurance program.
As of December 31, 2018, we have invested $6,054 in AIC since its formation in 2008. Our investment in AIC had a carrying value of $8,632 and $8,185 as of December 31, 2018 and 2017, respectively. These amounts are included in other noncurrent assets in our consolidated balance sheets. We recognized income of $516 and $608 related to our investment in AIC for the years ended December 31, 2018 and 2017, respectively. Our other comprehensive (loss) income attributable to common shareholders includes our proportional share of unrealized losses and gains on securities held for sale, which are owned by AIC, of $69 and $461 for the years ended December 31, 2018 and 2017, respectively.
Directors' and Officers' Liability Insurance
We, The RMR Group Inc., RMR and certain companies to which RMR or its subsidiaries provide management services, including HPT, participate in a combined directors' and officers' liability insurance policy. The current combined policy expires in September 2020. We paid aggregate premiums of $157 and $156 in the years ended December 31, 2018 and 2017, respectively, for these policies.

15.	Contingencies
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
At December 31, 2018, we had an accrued liability of $2,434 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $665, resulting in an estimated net amount of $1,769 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
We currently have insurance of up to $20,000 per incident and up to $20,000 in the aggregate for certain environmental liabilities, subject, in each case, to certain limitations and deductibles which expires in June 2021. However, we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.
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

16.	Inventory
Inventory at December 31, 2018 and 2017, consisted of the following:

	December 31,
	2018	2017
Nonfuel products	$163,302	$152,925
Fuel products	33,419	34,312
Total inventory	$196,721	$187,237

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

Date:	February 26, 2019	By:	/s/ William E. Myers
			Name:	William E. Myers
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew J. Rebholz	Managing Director and Chief Executive Officer (Principal Executive Officer)	February 26, 2019
Andrew J. Rebholz

/s/ William E. Myers	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2019
William E. Myers

/s/ Adam D. Portnoy	Managing Director	February 26, 2019
Adam D. Portnoy

/s/ Barbara D. Gilmore	Independent Director	February 26, 2019
Barbara D. Gilmore

/s/ Lisa Harris Jones	Independent Director	February 26, 2019
Lisa Harris Jones

/s/ Joseph L. Morea	Independent Director	February 26, 2019
Joseph L. Morea