Form 10-Q
period 2019-03-31
TRAVELCENTERS OF AMERICA LLC
filed 2019-05-07
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019
 Commission File Number 001-33274

TravelCenters Of America LLC
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5701514
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

24601 Center Ridge Road, Westlake, OH 44145-5639
(Address and Zip Code of Principal Executive Offices)

(440) 808-9100
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Shares	TA	The Nasdaq Stock Market LLC
8.25% Senior Notes due 2028	TANNI	The Nasdaq Stock Market LLC
8.00% Senior Notes due 2029	TANNL	The Nasdaq Stock Market LLC
8.00% Senior Notes due 2030	TANNZ	The Nasdaq Stock Market LLC
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of the registrant's common shares outstanding as of May 6, 2019: 40,393,276.

As used herein the terms "we," "us," "our" and "TA" include TravelCenters of America LLC and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America LLC
Consolidated Balance Sheets (Unaudited)
(in thousands)

	March 31, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$24,749	$314,387
Accounts receivable (less allowance for doubtful accounts of $747 and $959 as of March 31, 2019 and December 31, 2018, respectively)	138,561	97,449
Inventory	194,168	196,721
Other current assets	29,290	35,119
Total current assets	386,768	643,676

Property and equipment, net	883,960	628,537
Operating lease assets	1,827,690	—
Goodwill	25,259	25,259
Intangible assets, net	21,993	22,887
Other noncurrent assets	98,741	121,749
Total assets	$3,244,411	$1,442,108

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$189,023	$120,914
Current operating lease liabilities	93,981	—
Current HPT Leases liabilities	—	42,109
Other current liabilities	145,573	125,668
Total current liabilities	428,577	288,691

Long term debt, net	320,748	320,528
Noncurrent operating lease liabilities	1,918,377	—
Noncurrent HPT Leases liabilities	—	353,756
Other noncurrent liabilities	52,033	28,741
Total liabilities	2,719,735	991,716

Shareholders' equity:
Common shares, no par value, 43,369 shares authorized as of March 31, 2019 and December 31, 2018, and 40,398 and 40,402 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	696,017	695,315
Accumulated other comprehensive income	452	355
Accumulated deficit	(173,277)	(246,773)
Total TA shareholders' equity	523,192	448,897
Noncontrolling interest	1,484	1,495
Total shareholders' equity	524,676	450,392
Total liabilities and shareholders' equity	$3,244,411	$1,442,108
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Fuel	$983,141	$986,345
Nonfuel	440,874	423,875
Rent and royalties from franchisees	3,277	4,110
Total revenues	1,427,292	1,414,330

Cost of goods sold (excluding depreciation):
Fuel	908,394	903,448
Nonfuel	168,268	161,411
Total cost of goods sold	1,076,662	1,064,859

Site level operating expense	232,720	223,012
Selling, general and administrative expense	37,110	36,494
Real estate rent expense	66,413	70,236
Depreciation and amortization expense	24,759	20,546

Loss from operations	(10,372)	(817)

Interest expense, net	7,050	7,580
Other expense, net	574	1,293
Loss before income taxes and discontinued operations	(17,996)	(9,690)
Benefit for income taxes	5,267	3,663
Loss from continuing operations	(12,729)	(6,027)
Loss from discontinued operations, net of taxes	—	(4,051)
Net loss	(12,729)	(10,078)
Less: net income for noncontrolling interest	18	34
Net loss attributable to common shareholders	$(12,747)	$(10,112)

Other comprehensive income (loss), net of taxes:
Foreign currency gain (loss), net of taxes of $25 and $(36), respectively	$31	$(62)
Equity interest in investee's unrealized gain (loss) on investments	66	(93)
Other comprehensive income (loss) attributable to common shareholders	97	(155)

Comprehensive loss attributable to common shareholders	$(12,650)	$(10,267)

Net loss per common share attributable to common shareholders:
Basic and diluted from continuing operations	$(0.32)	$(0.15)
Basic and diluted from discontinued operations	—	(0.10)
Basic and diluted	(0.32)	(0.25)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,729)	$(10,078)
Less: loss from discontinued operations, net of taxes	—	(4,051)
Loss from continuing operations	(12,729)	(6,027)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Noncash rent adjustments	(1,526)	(3,608)
Depreciation and amortization expense	24,759	20,546
Deferred income tax benefit	(4,403)	(3,625)
Changes in operating assets and liabilities:
Accounts receivable	(40,902)	(28,145)
Inventory	2,563	1,939
Other assets	6,485	2,587
Accounts payable and other liabilities	63,315	38,463
Other, net	636	4,213
Net cash provided by operating activities of continuing operations	38,198	26,343
Net cash provided by operating activities of discontinued operations	—	1,854
Net cash provided by operating activities	38,198	28,197

Cash flows from investing activities:
Acquisitions of travel centers from HPT	(309,637)	—
Capital expenditures	(16,688)	(23,086)
Proceeds from asset sales to HPT	—	12,792
Other	(1,500)	—
Net cash used in investing activities of continuing operations	(327,825)	(10,294)
Net cash used in investing activities of discontinued operations	—	(1,859)
Net cash used in investing activities	(327,825)	(12,153)

Cash flows from financing activities:
Proceeds from sale leaseback transactions with HPT	—	345
Sale leaseback financing obligation payments	—	(236)
Distribution to noncontrolling interest	(29)	—
Other	(26)	(26)
Net cash (used in) provided by financing activities	(55)	83

Effect of exchange rate changes on cash	44	(70)
Net (decrease) increase in cash and cash equivalents	(289,638)	16,057
Cash and cash equivalents at the beginning of the period	314,387	36,082
Cash and cash equivalents at the end of the period	24,749	52,139
Less: cash of discontinued operations at the end of the period	—	551
Cash and cash equivalents of continuing operations at the end of the period	$24,749	$51,588

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$6,889	$7,932
Income taxes refunded, net of payments	454	447
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Number of Common Shares	Common Shares	Accumulated Other Comprehensive Income	Accumulated Deficit	Total TA Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
December 31, 2018	40,402	$695,315	$355	$(246,773)	$448,897	$1,495	$450,392
Grants under share award plan and share based compensation, net	(4)	702	—	—	702	—	702
Distribution to noncontrolling interest	—	—	—	—	—	(29)	(29)
Other comprehensive income, net of taxes	—	—	97	—	97	—	97
Cumulative effect of adoption of ASC 842, net of taxes	—	—	—	86,243	86,243	—	86,243
Net (loss) income	—	—	—	(12,747)	(12,747)	18	(12,729)
March 31, 2019	40,398	$696,017	$452	$(173,277)	$523,192	$1,484	$524,676

December 31, 2017	39,984	$690,688	$580	$(126,220)	$565,048	$1,447	$566,495
Grants under share award plan and share based compensation, net	16	2,018	—	—	2,018	—	2,018
Other comprehensive loss, net of taxes	—	—	(155)	—	(155)	—	(155)
Net (loss) income	—	—	—	(10,112)	(10,112)	34	(10,078)
March 31, 2018	40,000	$692,706	$425	$(136,332)	$556,799	$1,481	$558,280

 The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

1.	Business Description and Basis of Presentation
TravelCenters of America LLC is a Delaware limited liability company. As of March 31, 2019, we operated or franchised 301 travel centers and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of March 31, 2019, our business included 258 travel centers in 43 states in the United States, primarily along the U.S. interstate highway system, and the province of Ontario, Canada, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of our 258 travel centers at March 31, 2019, we owned 52, we leased 181, we operated two for a joint venture in which we own a noncontrolling interest and 23 were owned or leased from others by our franchisees. We operated 233 of our travel centers and franchisees operated 25 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants and various customer amenities.
As of March 31, 2019, our business included 43 standalone restaurants in 14 states in the United States operated primarily under the "Quaker Steak & Lube," or QSL, brand name. Of our 43 standalone restaurants at March 31, 2019, we operated 16 restaurants (seven we owned, eight we leased and one we operated for a joint venture in which we own a noncontrolling interest) and 27 were owned or leased from others and operated by our franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
On December 5, 2018, we sold 225 convenience stores, one standalone restaurant and certain related assets, or our convenience stores business, pursuant to an agreement we entered into on September 1, 2018. As a result, the results of the convenience stores business are reported as discontinued operations for the three months ended March 31, 2018, in our consolidated statements of operations and comprehensive loss. See Note 4 for more information about our discontinued operations.
The accompanying consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements. The disclosures presented do not include all the information necessary for complete financial statements in accordance with GAAP. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or our Annual Report. In the opinion of our management, the accompanying consolidated financial statements include all adjustments, including normal recurring adjustments, considered necessary for a fair presentation. All intercompany transactions and balances have been eliminated. While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent expense and certain other costs do not vary seasonally. For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.
Reclassifications. Certain prior year amounts have been reclassified to be consistent with the current year presentation within our consolidated financial statements.
Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 1 input), the aggregate fair value of our Senior Notes on March 31, 2019, was $335,776.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Changes in Accounting Principles
In February 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2016-02, Leases, or ASU 2016-02, and in August 2018, the FASB issued Accounting Standards Update 2018-11, Targeted Improvements to ASC 842, or ASU 2018-11, collectively referred to as ASC 842, which established a comprehensive lease standard under GAAP for virtually all industries. We adopted ASC 842 on January 1, 2019, using the modified retrospective transition method, and elected to not restate prior year comparative periods. We elected to adopt the package of practical expedients; accordingly, we retained the lease classification and initial direct costs for any leases that existed prior to adoption and we did not revisit whether any existing or expired contracts contain leases. See Note 6 for more information about the impact of ASC 842.
In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation, or ASU 2018-07, which aligns the accounting for share based payments to nonemployees with the accounting for share based payments to employees. We adopted ASU 2018-07 on January 1, 2019, using the modified retrospective transition method, which had no impact on our prior year comparative period. Historically, compensation expense related to share awards granted to nonemployees was determined based on the vesting date fair value. Under ASU 2018-07, compensation expense related to all share awards will be measured at the grant date fair value and amortized to expense over the related vesting period. At the adoption of ASU 2018-07, share awards to nonemployees were remeasured using the adoption date fair value, or the market value of our shares as of January 1, 2019. We include share based compensation expense in selling, general and administrative expense in our consolidated statements of operations and comprehensive loss.

2.	Revenues
We recognize revenues based on the consideration specified in the contract with the customer, excluding any sales incentives (such as customer loyalty programs and customer rebates) and amounts collected on behalf of third parties (such as sales and excise taxes). The majority of our revenues are generated at the point of sale in our retail locations. Revenues consist of fuel revenues, nonfuel revenues and rent and royalties from franchisees.
Disaggregation of Revenues
We disaggregate our revenues based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive loss. Nonfuel revenues disaggregated by type of good or service for the three months ended March 31, 2019 and 2018, were as follow:

	Three Months Ended March 31,
	2019	2018
Nonfuel revenues:
Store and retail services	$180,425	$170,390
Truck service	161,195	156,520
Restaurants	99,254	96,965
Total nonfuel revenues	$440,874	$423,875

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Contract Liabilities
Our contract liabilities, which are presented in our consolidated balance sheets in other current and other noncurrent liabilities, primarily include deferred revenue related to our customer loyalty programs, gift cards, rebates payable to customers and other deferred revenues. The following table shows the changes in our contract liabilities between periods.

	Customer Loyalty Programs	Other Contract Liabilities	Total
December 31, 2017	$15,165	$4,681	$19,846
Increases due to unsatisfied performance obligations arising during the period	81,517	10,083	91,600
Revenues recognized from satisfying performance obligations during the period	(74,548)	(10,064)	(84,612)
Other	(6,644)	(1,230)	(7,874)
December 31, 2018	15,490	3,470	18,960
Increases due to unsatisfied performance obligations arising during the period	22,099	2,619	24,718
Revenues recognized from satisfying performance obligations during the period	(20,239)	(2,481)	(22,720)
Other	(2,107)	(314)	(2,421)
March 31, 2019	$15,243	$3,294	$18,537
As of March 31, 2019, we expect the unsatisfied performance obligations relating to our customer loyalty programs will be satisfied within 12 months.

3.	Acquisitions
During the three months ended March 31, 2019, we entered into agreements with Hospitality Properties Trust, or HPT, or the Transaction Agreements, pursuant to which, among other things, we purchased 20 travel centers for $309,637, including $1,437 of transaction related costs. These acquisitions were accounted for as asset purchases that resulted in the derecognition of certain operating lease assets and liabilities for a net recognized aggregate cost basis of the acquired assets of $284,902. See Note 6 for more information about the Transaction Agreements and our leases with HPT and Note 8 for more information about our relationship with HPT.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

4.	Discontinued Operations
On December 5, 2018, we completed the sale of our conveniences stores business for an aggregate sales price of $330,609, pursuant to an agreement we entered into on September 1, 2018. We received net proceeds from this sale of $319,853 after transaction related costs of $9,650 and cash sold of $1,106. For more information about our discontinued operations, refer to Note 4 to the Consolidated Financial Statements in our Annual Report.
The following table presents the results of operations for our discontinued operations for the three months ended March 31, 2018.

Three Months Ended March 31, 2018
Revenues	$170,743
Cost of goods sold (excluding depreciation)	139,704
Site level operating expense	26,548
Selling, general and administrative expense	1,927
Real estate rent expense	576
Depreciation and amortization expense	7,002
Loss from discontinued operations before income taxes	(5,014)
Benefit for income taxes	963
Loss from discontinued operations, net of taxes	$(4,051)

5.	Earnings Per Share from Continuing Operations
The following table presents a reconciliation of loss from continuing operations attributable to common shareholders to loss from continuing operations available to common shareholders and the related earnings per share.

	Three Months Ended March 31,
	2019	2018
Loss from continuing operations	$(12,729)	$(6,027)
Less: net income for noncontrolling interests	18	34
Loss from continuing operations attributable to common shareholders	(12,747)	(6,061)
Less: loss from continuing operations attributable to participating securities	(497)	(305)
Loss from continuing operations available to common shareholders	$(12,250)	$(5,756)

Weighted average common shares(1)	38,823	37,980

Basic and diluted loss per common share from continuing operations attributable to common shareholders	$(0.32)	$(0.15)

(1)
Excludes unvested shares awarded under our share award plans, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shares. The weighted average number of unvested shares outstanding for the three months ended March 31, 2019 and 2018, was 1,576 and 2,009, respectively.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

6.	Leasing Transactions
On January 1, 2019, we adopted ASC 842 using the modified retrospective transition method and elected to not restate prior year comparative periods. We elected to adopt the package of practical expedients; accordingly, we retained the lease classification and initial direct costs for any leases that existed prior to adoption and we did not revisit whether any existing or expired contracts contain leases.
As a result of adopting ASC 842 on January 1, 2019, we recognized operating lease assets of $1,785,866 and operating lease liabilities of $1,996,957. We also recognized an adjustment to our beginning accumulated deficit, net of taxes, of $86,243 consisting of (i) the previously recognized deferred gain on sale leaseback transactions of $113,712, (ii) the previously recognized liability for certain failed sale leaseback transactions recognized as financings of $1,591 and (iii) the related tax effect of $29,060.
As a Lessee
We have lease agreements covering many of our travel centers and standalone restaurants, warehouse space and various equipment, with the most significant leases being our five leases with HPT, which are further described below. Certain of our leases include renewal options and purchase options. Renewal periods are included in calculating our operating lease assets and liabilities when they are reasonably certain. Leases with an initial term of 12 months or less are not recognized in our consolidated balance sheets. As of March 31, 2019, all of our leases were classified as operating leases.
Certain of our operating leases provide for variable lease costs, which primarily include percentage rent and our obligation for the estimated cost of removing underground storage tanks under the HPT Leases (as defined below).
Our lease costs are included in various balances in our consolidated statements of operations and comprehensive loss, as shown in the following table. As of March 31, 2019, our lease costs consisted of the following:

	Classification in our Consolidated Statements of Operations and Comprehensive Loss	Three Months Ended March 31, 2019
Operating lease costs - HPT Leases	Real estate rent expense	$62,120
Operating lease costs - other leases	Real estate rent expense	2,724
Variable lease costs - HPT Leases	Real estate rent expense	1,421
Variable lease costs - other leases	Real estate rent expense	148
Total real estate rent expense		66,413
Operating lease costs - equipment and other	Site level operating and selling, general and administrative	570
Short-term lease costs	Site level operating and selling, general and administrative	813
Sublease income	Nonfuel revenues	(564)
Net lease costs		$67,232

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Maturities of our operating lease liabilities that had remaining noncancelable lease terms in excess of one year and the amount of those liabilities as of March 31, 2019, were as follows:

	HPT Leases	Other Leases	Total
Years ended December 31:
2019	$271,294	$5,193	$276,487
2020	271,332	4,136	275,468
2021	270,241	3,171	273,412
2022	268,788	2,206	270,994
2023	250,977	1,618	252,595
Thereafter	2,226,845	7,206	2,234,051
Total operating lease payments	3,559,477	23,530	3,583,007
Less: present value discount(1)	(1,565,671)	(4,978)	(1,570,649)
Present value of operating lease liabilities	$1,993,806	$18,552	$2,012,358

(1)	The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the lease, if available, or our incremental borrowing rate.
The weighted average remaining lease term as of March 31, 2019, was 14 years. Our weighted average discount rate as of March 31, 2019, was 9.4%.
During the three months ended March 31, 2019, we paid $67,939 for amounts included in the measurement of our operating lease liabilities.
As of March 31, 2019, our operating lease assets and liabilities consisted of the following:

March 31, 2019
Operating lease assets:
HPT Leases	$1,810,239
Other operating leases	17,451
Total operating lease assets	$1,827,690

Operating lease liabilities:
HPT Leases	$89,634
Other operating leases	4,347
Total current operating lease liabilities	$93,981

HPT Leases	$1,904,172
Other operating leases	14,205
Total noncurrent operating lease liabilities	$1,918,377

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

As previously disclosed in our Annual Report and under the previous lease accounting standard, future minimum lease payments required under leases that had remaining noncancelable lease terms in excess of one year as of December 31, 2018, were as follows (included herein are the full payments then due under the HPT Leases, including the amount attributed to the lease of those sites that were accounted for as a financing as of December 31, 2018, in our consolidated balance sheet as reflected in the sale leaseback financing obligations):

Total
Years ended December 31:
2019	$302,855
2020	301,220
2021	299,393
2022	296,551
2023	295,534
Thereafter	1,980,078
Total	$3,475,631
The amounts in the table above are as of December 31, 2018, and do not reflect the $43,148 annual minimum rent reduction resulting from the amendments to the HPT Leases entered into in January 2019, as further described below.
Leasing Agreements with HPT
As of March 31, 2019, we leased from HPT a total of 179 properties under five leases, four of which we refer to as the TA Leases and one of which we refer to as the Petro Lease, and which we refer to collectively as the HPT Leases. On January 16, 2019, we entered the Transaction Agreements, pursuant to which in January 2019:

•	We purchased from HPT 20 travel center properties, which we previously leased from HPT, for a total purchase price of $309,637, including $1,437 of transaction related costs.

•	Our annual minimum rent due to HPT was reduced by $43,148.

•	The term of each HPT Lease was extended by three years.

•
Commencing on April 1, 2019, we will pay to HPT 16 quarterly installments of approximately $4,404 each (an aggregate of $70,458) to fully satisfy and discharge our $150,000 deferred rent obligation to HPT that otherwise would have become due in five installments between 2024 and 2030.

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
As a result of the Transaction Agreements, our operating lease assets and liabilities each increased by $23,673. In addition, the purchase of the 20 travel center properties resulted in the derecognition of certain lease assets and liabilities. See Note 3 for more information about these acquisitions.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

In addition to the payment of annual minimum rent, the TA Leases provide for payment to HPT of percentage rent, based on increases in total nonfuel revenues at a property over base year levels (3.0% of nonfuel revenues above 2015 nonfuel revenues and, beginning with the year ending December 31, 2020, an additional 0.5% of nonfuel revenues above 2019 nonfuel revenues) and the Petro Lease provides for payment to HPT of percentage rent based on increases in total nonfuel revenues at a property over base year levels at such property (3.0% of nonfuel revenues above 2012 nonfuel revenues and, beginning with the year ending December 31, 2020, an additional 0.5% of nonfuel revenues above 2019 nonfuel revenues). The percentage rent amounts due for the three months ended March 31, 2019 and 2018, were $1,069 and $810, respectively.
We recognized total rent expense under the HPT Leases of $63,541 and $67,638 for the three months ended March 31, 2019 and 2018, respectively.
During the three months ended March 31, 2019, we did not sell to HPT any improvements we made to properties leased from HPT. During the three months ended March 31, 2018, we sold to HPT $13,137 of improvements we made to properties leased from HPT; as a result, pursuant to the terms of the HPT Leases, our annual minimum rent payable to HPT increased by $1,117. At March 31, 2019, our property and equipment balance included $17,727 of improvements of the type that we typically request that HPT purchase for an increase in annual minimum rent; however, we may elect not to sell some of those improvements and HPT is not obligated to purchase these improvements.
Pursuant to a rent deferral agreement with HPT, deferred rent shall be accelerated and interest shall begin to accrue thereon at 1% per month on the deferred rent amounts if certain events occur, including: our default under the HPT Leases; a change of control of us, as defined in the deferral agreement; or our declaration or payment of a dividend or other distribution in respect of our common shares.
The HPT Leases allow us to sublease a portion of the leased properties to a third party. We sublease a portion of certain travel centers to third parties to operate other retail operations, which are classified as operating leases. During the three months ended March 31, 2019 and 2018, we recognized sublease rental income of $564 and $580, respectively.
The following table summarizes the various amounts related to the HPT Leases that were included in our consolidated balance sheet as of December 31, 2018.

December 31, 2018
Current HPT Leases liabilities:
Accrued rent	$24,721
Sale leaseback financing obligations(1)	1,032
Straight line rent accrual(2)	2,458
Deferred gain(3)	10,128
Deferred tenant improvements allowance(4)	3,770
Total current HPT Leases liabilities	$42,109

Noncurrent HPT Leases liabilities:
Deferred rent obligation(5)	$150,000
Sale leaseback financing obligations(1)	22,365
Straight line rent accrual(2)	46,431
Deferred gain(3)	100,913
Deferred tenant improvements allowance(4)	34,047
Total noncurrent HPT Leases liabilities	$353,756

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

(1)
Sale Leaseback Financing Obligations. As of December 31, 2018, the assets related to two travel centers we leased from HPT were reflected in our consolidated balance sheet, as was the related financing obligation. This accounting was required primarily because, at the time of the inception of the prior leases with HPT, more than a minor portion of these two travel centers was subleased to third parties. Upon adoption of ASC 842 on January 1, 2019, these failed sale leasebacks were reclassified as operating leases, which resulted in a gain that was recognized in our beginning accumulated deficit. See above for more information about the impact of adopting ASC 842.

(2)
Straight Line Rent Accrual. As of December 31, 2018, the straight line rent accrual included the accrued rent expense from 2007 to 2012 for stated increases in our annual minimum rent due under our then existing TA lease. The TA Leases we entered into with HPT in connection with the 2015 transaction agreement contain no stated rent payment increases. Prior to the adoption of ASC 842, we amortized this accrual on a straight line basis over the current terms of the TA Leases as a reduction of real estate rent expense. The straight line rent accrual also included our obligation for the estimated cost of removing underground storage tanks at properties leased from HPT at the end of the related lease; we recognized these obligations on a straight line basis over the term of the related leases as additional real estate rent expense. As of January 1, 2019, the straight line rent accrual was reclassified as a reduction to our operating lease assets and the obligation for the estimated cost of removal of underground storage tanks was reclassified to other noncurrent liabilities.

(3)
Deferred Gain. The deferred gain primarily includes $145,462 of gains from the sales of travel centers and certain other assets to HPT during 2015 and 2016. Prior to the adoption of ASC 842, we amortized the deferred gains on a straight line basis over the terms of the related leases as a reduction of real estate rent expense. Upon adoption of ASC 842 on January 1, 2019, we recognized the unamortized deferred gain of $85,053, net of taxes, in our beginning accumulated deficit. See above for more information about the impact of adopting ASC 842.

(4)
Deferred Tenant Improvements Allowance. HPT funded certain capital projects at the properties we lease under the HPT Leases without an increase in rent payable by us. In connection with HPT's initial capital commitment, we recognized a liability for rent deemed to be related to this capital commitment as a deferred tenant improvements allowance. Prior to the adoption of ASC 842, we amortized the deferred tenant improvements allowance on a straight line basis over the terms of the HPT Leases as a reduction of real estate rent expense. Upon the adoption of ASC 842 on January 1, 2019, the unamortized balance of the deferred tenant improvements allowance was reclassified as a reduction to our operating lease assets.

(5)
Deferred Rent Obligation. Pursuant to a rent deferral agreement with HPT, we previously deferred as of December 31, 2010, a total of $150,000 of rent payable to HPT, which remained outstanding as of December 31, 2018, and had been due in five installments between 2024 and 2030. Upon the adoption of ASC 842 on January 1, 2019, these future lease payments were included in our calculation of our operating lease assets and liabilities and the deferred rent obligation was reclassified as a reduction to our operating lease assets. In January 2019, as described above and pursuant to the terms of the Transaction Agreements, our deferred rent obligation was reduced to $70,458, payable in 16 equal quarterly installments commencing on April 1, 2019, and our operating lease assets and liabilities were remeasured using these revised payment amounts.

As a Lessor
As of March 31, 2019, we leased two travel centers to franchisees. These two lease agreements expire in June 2022. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. As of March 31, 2018, we leased four travel centers to franchisees. Two of these lease agreements expired in 2018. Rent revenue from these operating leases totaled $551 and $997 for the three months ended March 31, 2019 and 2018, respectively. Future minimum lease payments due to us for the two leased sites under these operating leases as of March 31, 2019, was $1,688 for the remainder of 2019, $2,250 for each of the years 2020 and 2021 and $1,125 for 2022.

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

7.	Business Management Agreement with RMR
The RMR Group LLC, or RMR, provides us certain services that we require to operate our business, and which relate to various aspects of our business. RMR provides these services pursuant to a business management agreement. Pursuant to our business management agreement with RMR, we incurred aggregate fees payable to RMR of $3,023 and $3,310 for the three months ended March 31, 2019 and 2018, respectively. In addition, we recognized internal audit costs of $71 and $69 for the three months ended March 31, 2019 and 2018, respectively, for reimbursements to RMR pursuant to our business management agreement. These amounts are included in selling, general and administrative expense and loss from discontinued operations, net of taxes in our consolidated statements of operations and comprehensive loss. For more information about our relationship with RMR please refer to Note 8 below and Notes 13 and 14 to the Consolidated Financial Statements in our Annual Report.

8.	Related Party Transactions
We have relationships and historical and continuing transactions with HPT, RMR, Affiliates Insurance Company, or AIC, and others related to them, including other companies to which RMR or its subsidiaries provide management services and which have directors, trustees and officers who are also our Directors or officers.
Relationship with HPT
We are HPT's largest tenant and HPT is our principal landlord and largest shareholder. As of March 31, 2019, HPT owned 3,420 of our common shares, representing approximately 8.5% of our outstanding common shares.
As of March 31, 2019, we leased from HPT a total of 179 properties under the HPT Leases. RMR provides management services to both us and HPT, and Adam D. Portnoy, one of our Managing Directors, also serves as a managing trustee of HPT. See Note 6 for more information about our lease agreements and transactions with HPT.
Relationship with RMR
We have an agreement with RMR to provide management services to us. Adam D. Portnoy is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc., and The RMR Group Inc. is the managing member of RMR. See Note 7 for more information regarding our management agreement with RMR. As of March 31, 2019, RMR owned 1,493 of our common shares, representing approximately 3.7% of our outstanding common shares.
Relationship with AIC
We, HPT and five other companies to which RMR provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC.
As of March 31, 2019 and December 31, 2018, our investment in AIC had a carrying value of $9,102 and $8,632, respectively. These amounts are included in other noncurrent assets in our consolidated balance sheets. We recognized income of $404 and $44 related to our investment in AIC for the three months ended March 31, 2019 and 2018, respectively, which amounts are included in other expense, net in our consolidated statements of operations and comprehensive loss. Our other comprehensive income (loss) attributable to common shareholders includes our proportionate share of unrealized gains and losses on securities held for sale, which are owned by AIC, related to our investment in AIC.
For more information about these and other such relationships and certain other related party transactions, refer to our Annual Report.

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
At March 31, 2019, we had an accrued liability of $3,959 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,282, resulting in an estimated net amount of $2,677 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
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

TravelCenters of America LLC
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

10.	Inventory
Inventory at March 31, 2019 and December 31, 2018, consisted of the following:

	March 31, 2019	December 31, 2018
Nonfuel products	$159,373	$163,302
Fuel products	34,795	33,419
Total inventory	$194,168	$196,721

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or our Annual Report. Amounts are in thousands of dollars or gallons unless indicated otherwise. Unless the context indicates otherwise, references to our restaurants refer to our standalone restaurants and not the restaurants located at our travel centers.

Company Overview
As of March 31, 2019, we operated or franchised 258 travel centers and 43 standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.

Executive Summary of Quarterly Financial Results
During the three months ended March 31, 2019 and 2018, we had a loss before income taxes and discontinued operations of $17,996 and $9,690, respectively. The $8,306 increase in our loss was primarily due to the following factors:

•
we recognized an $8,549 decrease in site level gross margin in excess of site level operating expense, which primarily resulted from the $23,251 benefit from the federal biodiesel blenders' tax credit that was retroactively reinstated for 2017 and recognized in February 2018 that has not yet been reinstated for 2018;

•	we recognized a $4,213 increase in depreciation and amortization expense, primarily as a result of the 20 travel centers acquired from Hospitality Properties Trust, or HPT, in January 2019; and

•
we recognized a $3,823 decrease in real estate rent expense, which was primarily attributable to the decrease in annual minimum rent as a result of the agreements entered into with HPT in January 2019, or the Transaction Agreements.

Excluding the federal biodiesel blenders' tax credit recognized in the 2018 first quarter of $23,251, loss before income taxes and discontinued operations would have improved by $14,945 for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. That improvement was primarily due to a higher fuel gross margin as a result of a more favorable fuel purchasing environment in the three months ended March 31, 2019, than the three months ended March 31, 2018.
Although, as of the date of this Quarterly Report, the U.S. government has not yet retroactively reinstated the federal biodiesel blenders' tax credit for 2018 or 2019, we believe the U.S. government may do so by the third quarter of 2019. If the federal biodiesel blenders’ tax credit is reinstated for 2018 and 2019, we expect the reinstatement may reduce our fuel cost of goods sold by approximately $35,000 and $5,900, respectively, in the period the U.S. government enacts the tax credit reinstatement. Although we believe reinstatement of this credit is possible, we cannot be certain that the U.S. government will choose to do so.
Effects of Fuel Prices and Supply and Demand Factors
Our revenues and income are subject to material changes as a result of market prices and the availability of diesel fuel and gasoline. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in demand that are often the result of changes in the macroeconomic environment. Also, concerted efforts by major oil producing countries and cartels to influence oil supply may impact prices. In addition, other actions by governments regarding trade policies may impact fuel prices, such as the U.S. presidential administration's recent statements indicating that it may not extend the duration of previously granted waivers to certain countries from the U.S. presidential administration's sanctions on purchases of oil from Iran.

Over the past few years there have been significant changes in the cost of fuel. During the three months ended March 31, 2019, fuel prices trended upward, ending at a 15.6% higher price than at the beginning of the period, after a sharp and significant decline in the last three months of 2018. During the three months ended March 31, 2018, fuel prices were relatively stable. The average fuel price during the three months ended March 31, 2019, was 0.7% lower than the average fuel price during the three months ended March 31, 2018. We generally are able to pass changes in our cost for fuel products to our customers, but typically with a delay, such that during periods of rising fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been and during periods of falling fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been. Increases in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements.
Due to the volatility of our fuel costs and our methods of pricing fuel to our customers, we believe that fuel revenues are not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenues may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volume or in fuel gross margin. We therefore consider fuel sales volume, fuel gross margin, nonfuel revenues and nonfuel gross margin to be better measures of our performance.
We believe that demand for fuel by trucking companies and motorists for a constant level of miles driven will continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels. Although we believe these factors, combined with competitive pressures, impact the level of fuel sales volume we realized on a same site basis, fuel sales volume increased both on a consolidated and same site basis during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. We believe these increases resulted from improved market conditions and the success of our marketing initiatives.

Factors Affecting Comparability
Transaction Agreements with HPT
In January 2019, we acquired from HPT 20 travel centers we previously leased from HPT for $309,637, including $1,437 of transaction related costs, and amended our existing leases with HPT such that: (i) the 20 purchased travel centers were removed from the applicable leases and our annual minimum rent was reduced by $43,148; (ii) the term of each of the five leases was extended by three years; (iii) the amount of the deferred rent obligation to be paid to HPT was reduced from $150,000 to $70,458 and we agreed to pay that amount in 16 equal quarterly installments beginning April 1, 2019; and (iv) commencing with the year ended December 31, 2020, we will be obligated to pay to HPT an additional amount of percentage rent equal to one-half percent (0.5%) of the excess of the annual nonfuel revenues at leased sites over the nonfuel revenues for each respective site for the year ending December 31, 2019. These lease amendments are further described in Note 6 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.
Sale of Convenience Stores Business
On December 5, 2018, we sold 225 convenience stores, one standalone restaurant and certain related assets, or the convenience stores business, for an aggregate sale price of $330,609, resulting in net proceeds of $319,853 after transaction related costs and cash sold. As a result of the completion of this sale, the results of the convenience stores business are presented as discontinued operations for the three months ended March 31, 2018, in our consolidated statements of operations and comprehensive loss. See Note 4 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our discontinued operations.
Recently Acquired Sites
We believe that travel centers we acquire or develop generally require a three year period after they open under our operation, and any related renovations are completed, to reach our expected stabilized financial results.
During the 12 months ended March 31, 2019, we acquired operation of three travel centers, one from a franchisee who owned the site and two from franchisees who previously leased the sites from us, for a total investment (including the planned costs of initial improvements) of $19,600 as of March 31, 2019. These three sites generated site level gross margin in excess of site level operating expense of $1,913 for the 12 months ended March 31, 2019. Prior to acquiring these travel centers, we collected rent and royalties from these franchisees totaling $1,527 and $2,624 during the 12 months ended March 31, 2019 and 2018, respectively.

During the 12 months ended March 31, 2018, we acquired operation of two travel centers, one from a franchisee who owned the site and one from a franchisee who previously leased the site from us, for a total investment (including the costs of initial improvements) of $16,143 as of March 31, 2019. These two sites generated site level gross margin in excess of site level operating expense of $3,359 and $2,638 during the 12 months ended March 31, 2019 and 2018, respectively. Prior to acquiring the two travel centers, we collected rent and royalties from these franchisees totaling $490 during the 12 months ended March 31, 2018.
Growth Strategies
Thus far in 2019, we have signed four franchise agreements with a franchisee under the TA Express brand name. We anticipate these four TA Express branded travel centers will be added to our network by the 2020 first quarter. In addition, we have signed agreements with this franchisee pursuant to which we expect to add two additional TA Express branded travel centers to our network, one within five years and one within ten years.
Adoption of New Lease Accounting Standard
On January 1, 2019, we adopted Accounting Standards Update 2016-02, Leases, or ASU 2016-02, and Accounting Standards Update 2018-11, Targeted Improvements to ASC 842, or ASU 2018-11, collectively referred to as ASC 842, which established a comprehensive lease standard under U.S. generally accepted accounting principles for virtually all industries. We adopted ASC 842 using the modified retrospective transition method and elected not to restate prior year comparative periods. Upon adoption, we recognized an adjustment to our beginning accumulated deficit, net of taxes, of $86,243, which had previously been recognized on a straight line basis over the terms of the HPT Leases as a reduction of real estate rent expense. We also recognized operating lease assets of $1,785,866 and total operating lease liabilities of $1,996,957 as of January 1, 2019. See Note 6 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the impact of ASC 842.

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

Results of Operations
As part of this discussion and analysis of our operating results, we refer to increases and decreases in results on a same site basis. We include a location in the same site comparisons only if we continuously operated it since the beginning of the earliest comparative period presented, except we do not include locations we operate that are owned by an unconsolidated joint venture in which we own a noncontrolling interest. Same site data also excludes revenues and expenses at locations not operated by us, such as rents and royalties from franchisees, and corporate level selling, general, and administrative expense, as well as the revenues and expenses associated with our discontinued operations. We do not exclude locations from the same site comparisons as a result of capital improvements to the site or changes in the services offered.
Consolidated Financial Results
The following table presents changes in our operating results for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

	Three Months Ended March 31,
	2019	2018	Change
Revenues:
Fuel	$983,141	$986,345	(0.3)%
Nonfuel	440,874	423,875	4.0%
Rent and royalties from franchisees	3,277	4,110	(20.3)%
Total revenues	1,427,292	1,414,330	0.9%

Gross margin:
Fuel(1)	74,747	82,897	(9.8)%
Nonfuel	272,606	262,464	3.9%
Rent and royalties from franchisees	3,277	4,110	(20.3)%
Total gross margin	350,630	349,471	0.3%

Site level operating expense	232,720	223,012	4.4%
Selling, general and administrative expense	37,110	36,494	1.7%
Real estate rent expense	66,413	70,236	(5.4)%
Depreciation and amortization expense	24,759	20,546	20.5%

Loss from operations	(10,372)	(817)	NM

Interest expense, net	7,050	7,580	(7.0)%
Other expense, net	574	1,293	(55.6)%
Loss before income taxes and discontinued operations	(17,996)	(9,690)	(85.7)%
Benefit for income taxes	5,267	3,663	43.8%
Loss from continuing operations	(12,729)	(6,027)	(111.2)%
Loss from discontinued operations, net of taxes	—	(4,051)	NM
Net loss	(12,729)	(10,078)	(26.3)%
Less: net income for noncontrolling interests	18	34	(47.1)%
Net loss attributable to common shareholders	$(12,747)	$(10,112)	(26.1)%

(1)
The 2019 amount includes $2,840 of a one time reversal of loyalty award accruals recognized in connection with introducing a revised customer loyalty program and the 2018 amount includes the $23,251 benefit from the federal biodiesel blenders' tax credit that the U.S. government retroactively reinstated for 2017 in February 2018. The U.S. government has not yet reinstated the federal biodiesel blenders' tax credit for 2018 or 2019.

The following table presents our same site operating results for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

	Three Months Ended March 31,
	2019	2018	Change
Number of same site company operated locations	241	241	—

Diesel sales volume (gallons)	400,248	387,894	3.2%
Gasoline sales volume (gallons)	59,838	63,187	(5.3)%
Total fuel sales volume (gallons)	460,086	451,081	2.0%

Fuel revenues	$952,617	$969,817	(1.8)%
Fuel gross margin(1)	74,153	82,156	(9.7)%
Fuel gross margin per gallon	$0.161	$0.182	(11.5)%

Nonfuel revenues	$434,227	$422,718	2.7%
Nonfuel gross margin	268,325	261,519	2.6%
Nonfuel gross margin percentage	61.8%	61.9%	(10	)pts

Total gross margin(1)	$342,478	$343,675	(0.3)%
Site level operating expense	228,621	221,910	3.0%
Site level operating expense as a percentage of nonfuel revenues	52.7%	52.5%	20	pts
Site level gross margin in excess of site level operating expense(1)	$113,857	$121,765	(6.5)%

(1)
The 2019 amount includes $2,812 of a one time reversal of loyalty award accruals recognized in connection with introducing a revised customer loyalty program and the 2018 amount includes the $23,234 benefit from the federal biodiesel blenders' tax credit that the U.S. government retroactively reinstated for 2017 in February 2018. The U.S. government has not yet reinstated the federal biodiesel blenders' tax credit for 2018 or 2019.

Three months ended March 31, 2019, as compared to the three months ended March 31, 2018
Fuel Revenues. Fuel revenues for the three months ended March 31, 2019, decreased as compared to the three months ended March 31, 2018, by $3,204, or 0.3%. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended March 31, 2018	458,246	$986,345
Decrease due to petroleum products price changes		(31,986)
Increase due to same site volume changes	9,005	19,454
Increase due to locations opened	5,091	10,265
Decrease due to locations closed	(341)	(704)
Decrease in wholesale fuel sales volume	(99)	(233)
Net change from prior year period	13,656	(3,204)
Results for the three months ended March 31, 2019	471,902	$983,141
The decrease in fuel revenues for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to a decrease in market prices for fuel. The decrease was partially offset by an increase in fuel sales volume at same sites and new sites.

Nonfuel Revenues. Nonfuel revenues for the three months ended March 31, 2019, increased by $16,999, or 4.0%, as compared to the three months ended March 31, 2018, primarily as a result of an $11,509 increase on a same site basis and sales at new sites. The increase on a same site basis was primarily due to the positive impact of certain of our marketing initiatives in store and retail services and growth in our truck service program.
Rent and Royalties from Franchisees Revenues. Rent and royalties from franchisees revenues for the three months ended March 31, 2019, decreased by $833, or 20.3%, as compared to the three months ended March 31, 2018, primarily as a result of the closure of six franchised standalone restaurants and the purchase of three travel centers from former franchisees since March 31, 2018.
Fuel Gross Margin. Fuel gross margin for the three months ended March 31, 2019, decreased by $8,150, or 9.8%, as compared to the three months ended March 31, 2018, primarily as a result of the $23,251 benefit recognized in the three months ended March 31, 2018, in connection with the February 2018 reinstatement for 2017 of the federal biodiesel blenders' tax credit, partially offset by an increase in fuel sales volume and a more favorable fuel purchasing environment in the three months ended March 31, 2019, than the three months ended March 31, 2018. As of the date of this Quarterly Report, the U.S. government has not enacted legislation reinstating the federal biodiesel blenders' tax credit for 2018 or 2019.
Nonfuel Gross Margin. Nonfuel gross margin for the three months ended March 31, 2019, increased by $10,142, or 3.9%, as compared to the three months ended March 31, 2018, due to the increase in nonfuel revenues. Nonfuel gross margin percentage was 61.8% and 61.9% for the three months ended March 31, 2019 and 2018, respectively. The slight decline in the nonfuel gross margin percentage was primarily due to a change in the mix of products and services sold.
Site Level Operating Expense. Site level operating expense for the three months ended March 31, 2019, increased by $9,708, or 4.4%, as compared to the three months ended March 31, 2018, primarily due to increased headcount to support the increase in nonfuel sales. Site level operating expense as a percentage of nonfuel revenues was 52.8% for the three months ended March 31, 2019, as compared to 52.6% for the three months ended March 31, 2018. The slight increase in this percentage reflects, among other things, the hiring and training of additional truck service personnel to support the planned increase in sales in that department.
Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2019, increased by $616, or 1.7%, as compared to the three months ended March 31, 2018. This increase was primarily attributable to an increase in compensation expense as a result of annual salary increases and increased headcount, partially offset by $1,780 of expenses related to an executive officer retirement agreement recognized in the three months ended March 31, 2018, that did not recur in 2019.
Real Estate Rent Expense. Real estate rent expense for the three months ended March 31, 2019, decreased by $3,823, or 5.4%, as compared to the three months ended March 31, 2018. The decrease in real estate rent expense was primarily the result of our purchase of 20 travel centers from HPT in January 2019, which reduced our annual minimum rent due to HPT by $43,148, partially offset by our sales to, and lease back from, HPT of improvements at leased sites during 2018.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2019, increased by $4,213, or 20.5%, as compared to the three months ended March 31, 2018. This increase primarily resulted from growth, since March 31, 2018, in our amount of depreciable assets as a result of the locations we acquired (primarily the 20 travel centers acquired from HPT in January 2019) and other capital investments we completed (and did not subsequently sell to HPT).
Benefit for Income Taxes. We had a benefit for income taxes of $5,267 and $3,663 for the three months ended March 31, 2019 and 2018, respectively. The increase in the benefit for income taxes is primarily due to a larger pretax loss recognized in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

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

Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our growth strategy of selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $24,749 at March 31, 2019, and net cash provided by operating activities of continuing operations of $38,198 for the three months ended March 31, 2019, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities.
Proceeds from Sale of Convenience Stores Business
In December 2018, we sold our convenience stores business for an aggregate sales price of $330,609. This sale generated net cash proceeds of approximately $319,853 after transaction related costs and cash sold. See Note 4 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the sale of our convenience stores business.
Lease Amendments and Travel Center Purchases
In January 2019, we acquired from HPT 20 travel centers we previously leased from HPT for $309,637, including $1,437 of transaction related costs, and amended our leases with HPT, providing for, among other things, a $43,148 reduction in our annual minimum rent payments and payment in 16 equal quarterly installments, commencing April 1, 2019, of deferred rent that aggregate to $70,458 to fully satisfy and discharge our previous $150,000 deferred rent obligation. See Note 6 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about these lease amendments.

Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on December 19, 2019. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At March 31, 2019, based on our qualified collateral, a total of $136,025 was available to us for loans and letters of credit under the Credit Facility. At March 31, 2019, there were no loans outstanding under the Credit Facility but we had outstanding $14,813 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $121,212 available for our use as of that date. We intend to renew or replace the Credit Facility prior to December 2019, when it expires, but do not know whether we will be able to do so or what the terms of any replacement credit facility would be.

Sources and Uses of Cash
During the three months ended March 31, 2019 and 2018, we had net cash inflows from operating activities of continuing operations of $38,198 and $26,343, respectively. This $11,855 increase was due to more profitable operations for the three months ended March 31, 2019, than in the three months ended March 31, 2018, after excluding the $23,251 benefit for federal biodiesel blenders' tax credit recoveries recognized in February 2018 that were not collected until after March 31, 2018.
During the three months ended March 31, 2019 and 2018, we had net cash outflows from investing activities of continuing operations of $327,825 and $10,294, respectively. The increase in net cash outflows from investing activities of continuing operations primarily resulted from the purchase of 20 travel centers we previously leased from HPT, and also reflects reduced amounts of capital expenditures and sales of improvements to HPT in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. See Note 6 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our transactions with HPT.

Related Party Transactions
We have relationships and historical and continuing transactions with HPT, The RMR Group LLC, or RMR, Affiliates Insurance Company, or AIC, and others related to them. For example: HPT is our former parent company, our largest shareholder and our principal landlord; RMR provides management services to both us and to HPT and RMR employs certain of our and HPT's executive officers, as well as our Managing Directors and HPT's managing trustees, and, as of March 31, 2019, HPT and RMR owned approximately 8.5% and 3.7%, respectively, of our outstanding common shares. We also have relationships and historical and continuing transactions with other companies to which RMR or its subsidiaries provide management services and some of which may have directors, trustees and officers who are also directors, trustees or officers of us, HPT or RMR, including AIC, of which we, HPT and five other companies to which RMR provides management services each own 14.3%, and which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related party transactions, see Notes 6, 7 and 8 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, please see the section captioned "Risk Factors" of our Annual Report for a description of risks that may arise as a result of these and other related party transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related parties, including our business management agreement with RMR, our various agreements with HPT and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related parties, including businesses to which RMR or its subsidiaries provide management services.

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
For further information about these and other environmental and climate change matters, and the related risks that may arise, see the disclosure under the heading "Environmental Contingencies" in Note 9 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2019.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2019, we adopted ASC 842, which resulted in changes to the related business processes and control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. There were no other changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "will," "may" and negatives and derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Among others, the forward-looking statements that appear in this Quarterly Report that may not occur include statements that:

•
Our operating results for the three months ended March 31, 2019, reflect certain improvements such as increases in nonfuel revenues and nonfuel gross margin over the same period last year. This may imply that we will increase or maintain these improvements and that we will be profitable in the future. However, certain of these improvements resulted from unique items that may not occur in the future. In addition, customer demand and competitive conditions, among other factors, may significantly impact our nonfuel revenues and the costs of our nonfuel products may increase in the future because of inflation or other reasons. If nonfuel sales volume declines, if we are not able to pass increases in nonfuel costs to our customers or if our nonfuel sales mix changes in a manner that negatively impacts our nonfuel gross margin, our nonfuel revenues or our nonfuel gross margin may decline. In fact, since we became a public company in 2007, we have been able to produce only occasional profits and we have accumulated significant losses. We may be unable to produce future profits and our losses may increase;

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

•
We have made acquisitions and developed new locations and we may make acquisitions and develop new locations in the future including adding sites through franchising. Managing and integrating acquired, developed and franchised locations can be difficult, time consuming and/or more expensive than anticipated and involve risks of financial losses. We may not operate our acquired or developed locations as profitably as we may expect. In addition, acquisitions or property development may subject us to greater risks than our continuing operations, including the assumption of unknown liabilities;

•
We believe the U.S. government may retroactively reinstate the federal biodiesel blenders' tax credit for 2018 and 2019 by the third quarter of 2019 and that we may recognize a reduction in our fuel cost of goods sold for the refund from this credit of approximately $35.0 million and $5.9 million, respectively, in the period in which the U.S. government enacts the tax credit reinstatement. However, the U.S. government may not retroactively reinstate this tax credit at the level we expect or at all and we may not realize the reductions in our fuel cost of goods sold that we expect. In addition, these statements about the federal biodiesel blenders' tax credit may imply that the U.S. government will extend or retroactively reinstate the federal biodiesel blenders’ tax credit for future years. However, the U.S. government may choose not to do so;

•
We have a Credit Facility with a current maximum availability of $200.0 million. The availability of this maximum amount is subject to limits based on our qualified collateral, including our eligible cash, accounts receivable and inventory, that varies in amount from time to time. Accordingly, our borrowing and letter of credit availability at any time may be less than $200.0 million. At March 31, 2019, based on our eligible collateral at that date, our borrowing and letter of credit availability was $136.0 million, of which we had used $14.8 million for outstanding letters of credit. The maximum amount available under the Credit Facility may be increased to $300.0 million, the availability of which is subject to limits based on our available collateral and lender participation. However, if we do not have sufficient collateral or if we are unable to identify lenders willing to increase their commitments or join our Credit Facility, we may not be able to increase the size of our Credit Facility or the availability of borrowings when we may want or need to do so. We intend to renew or replace the Credit Facility prior to December 2019, when it expires, but we do not know whether we will be able to do so or what the terms of any replacement credit facility would be; and

•
We may seek to finance or sell unencumbered real estate that we own. However, we do not know the extent to which we can monetize our existing unencumbered real estate or what the terms of any such financing or sale would be.

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

•	Acts of terrorism, geopolitical risks, wars, outbreaks of so called pandemics or other man made or natural disasters beyond our control may adversely affect our financial results; and

•
Although we believe that we benefit from our relationships with our related parties, including HPT, RMR, AIC and others affiliated with them, actual and potential conflicts of interest with related parties may present a contrary perception or result in litigation, and the benefits we believe we may realize from the relationships may not materialize.

Results that differ from those stated or implied by our forward-looking statements may also be caused by various changes in our business or market conditions as described more fully in our Annual Report, including under "Warning Concerning Forward-Looking Statements" and elsewhere in this Quarterly Report and in the "Risk Factors" section of our Annual Report.
You should not place undue reliance upon forward-looking statements. Except as required by law, we undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise.

Part II. Other Information

Item 1. Legal Proceedings
The disclosure under the heading "Legal Proceedings" in Note 9 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

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

Exhibit 10.1
First Transaction Agreement by and between Hospitality Properties Trust and TravelCenters of America LLC, dated as of January 16, 2019 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 16, 2019)

Exhibit 10.2
Second Transaction Agreement by and between Hospitality Properties Trust and TravelCenters of America LLC, dated as of January 16, 2019 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 16, 2019)

Exhibit 10.3
Third Transaction Agreement by and between Hospitality Properties Trust and TravelCenters of America LLC, dated as of January 16, 2019 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed January 16, 2019)

Exhibit 10.4
Amendment to Lease Agreement, dated as of January 17, 2019, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed January 23, 2019)

Exhibit 10.5
Amendment to Lease Agreement, dated as of January 23, 2019, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed January 23, 2019)

Exhibit 10.6
Second Amendment to Amended and Restated Lease Agreement No. 1, dated as of January 17, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 23, 2019)

Exhibit 10.7
Third Amendment to Amended and Restated Lease Agreement No. 1, dated as of January 23, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 23, 2019)

Exhibit 10.8
Third Amendment to Amended and Restated Lease Agreement No. 3, dated as of January 17, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed January 23, 2019)

Exhibit 10.9
Fourth Amendment to Amended and Restated Lease Agreement No. 1, dated as of January 29, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 29, 2019)

Exhibit 10.10
Fourth Amendment to Amended and Restated Lease Agreement No. 3, dated as of January 23, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed January 23, 2019)

Exhibit 10.11
Seventh Amendment to Amended and Restated Lease Agreement No. 2, dated as of January 17, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed January 23, 2019)

Exhibit 10.12
Eighth Amendment to Amended and Restated Lease Agreement No. 2, dated as of January 29, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 29, 2019)

Exhibit 10.13
Ninth Amendment to Amended and Restated Lease Agreement No. 4, dated as of January 17, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed January 23, 2019)

Exhibit 10.14
Tenth Amendment to Amended and Restated Lease Agreement No. 4, dated as of January 23, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed January 23, 2019)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 101.1
The following materials from TravelCenters of America LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity and (v) related notes to these financial statements, tagged as blocks of text (filed herewith)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELCENTERS OF AMERICA LLC

		By:	/s/ William E. Myers
Date:	May 7, 2019		Name:	William E. Myers
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)