Form 10-Q
period 2019-06-30
TravelCenters of America Inc. /MD/
filed 2019-08-05
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019
 Commission File Number: 001-33274

TravelCenters of America Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	20-5701514
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

24601 Center Ridge Road, Westlake, OH 44145-5639
(Address and Zip Code of Principal Executive Offices)

(440) 808-9100
(Registrant's Telephone Number, Including Area Code)

TravelCenters of America LLC
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of the registrant's common shares outstanding as of August 2, 2019: 8,087,099.

As used herein the terms "we," "us," "our" and "TA" include TravelCenters of America Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 30, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$25,785	$314,387
Accounts receivable (net of allowance for doubtful accounts of $756 and $959 as of June 30, 2019 and December 31, 2018, respectively)	147,620	97,449
Inventory	199,715	196,721
Other current assets	27,437	35,119
Total current assets	400,557	643,676

Property and equipment, net	880,142	628,537
Operating lease assets	1,817,701	—
Goodwill	25,259	25,259
Intangible assets, net	21,683	22,887
Other noncurrent assets	99,988	121,749
Total assets	$3,245,330	$1,442,108

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$194,895	$120,914
Current operating lease liabilities	97,298	—
Current HPT Leases liabilities	—	42,109
Other current liabilities	153,717	125,668
Total current liabilities	445,910	288,691

Long term debt, net	320,971	320,528
Noncurrent operating lease liabilities	1,898,832	—
Noncurrent HPT Leases liabilities	—	353,756
Other noncurrent liabilities	52,853	28,741
Total liabilities	2,718,566	991,716

Shareholders' equity:
Common shares, no par value, 8,674 shares authorized as of June 30, 2019 and December 31, 2018, and 8,087 and 8,080 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	696,886	695,315
Accumulated other comprehensive income	538	355
Accumulated deficit	(172,099)	(246,773)
Total TA shareholders' equity	525,325	448,897
Noncontrolling interest	1,439	1,495
Total shareholders' equity	526,764	450,392
Total liabilities and shareholders' equity	$3,245,330	$1,442,108
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Fuel	$1,117,671	$1,149,486	$2,100,812	$2,135,831
Nonfuel	476,082	471,442	916,956	895,317
Rent and royalties from franchisees	3,611	4,049	6,888	8,159
Total revenues	1,597,364	1,624,977	3,024,656	3,039,307

Cost of goods sold (excluding depreciation):
Fuel	1,040,849	1,075,108	1,949,243	1,978,556
Nonfuel	187,498	184,244	355,766	345,655
Total cost of goods sold	1,228,347	1,259,352	2,305,009	2,324,211

Site level operating expense	234,645	228,861	467,365	451,873
Selling, general and administrative expense	39,562	27,480	76,672	63,974
Real estate rent expense	63,770	70,684	130,183	140,920
Depreciation and amortization expense	23,213	21,123	47,972	41,669

Income (loss) from operations	7,827	17,477	(2,545)	16,660

Interest expense, net	7,164	6,865	14,214	14,445
Other (income) expense, net	(144)	903	430	2,196
Income (loss) before income taxes and discontinued operations	807	9,709	(17,189)	19
Benefit (provision) for income taxes	402	(1,071)	5,669	2,592
Income (loss) from continuing operations	1,209	8,638	(11,520)	2,611
Loss from discontinued operations, net of taxes	—	(42,562)	—	(46,613)
Net income (loss)	1,209	(33,924)	(11,520)	(44,002)
Less: net income for noncontrolling interest	31	54	49	88
Net income (loss) attributable to common shareholders	$1,178	$(33,978)	$(11,569)	$(44,090)

Other comprehensive income (loss), net of taxes:
Foreign currency gain (loss), net of taxes of $26, $(28), $51 and $(64), respectively	$15	$(41)	$46	$(103)
Equity interest in investee's unrealized gains (losses) on investments	71	10	137	(83)
Other comprehensive income (loss) attributable to common shareholders	86	(31)	183	(186)

Comprehensive income (loss) attributable to common shareholders	$1,264	$(34,009)	$(11,386)	$(44,276)

Net income (loss) per common share attributable to common shareholders:
Basic and diluted from continuing operations	$0.15	$1.07	$(1.43)	$0.32
Basic and diluted from discontinued operations	—	(5.32)	—	(5.83)
Basic and diluted	0.15	(4.25)	(1.43)	(5.51)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,520)	$(44,002)
Less: loss from discontinued operations, net of taxes	—	(46,613)
(Loss) income from continuing operations	(11,520)	2,611
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities of continuing operations:
Noncash rent adjustments	(8,487)	(7,232)
Depreciation and amortization expense	47,972	41,669
Deferred income tax benefit	(5,134)	(2,977)
Changes in operating assets and liabilities:
Accounts receivable	(49,968)	(37,266)
Inventory	(2,975)	(5,029)
Other assets	7,468	767
Accounts payable and other liabilities	80,282	73,117
Other, net	1,275	10,656
Net cash provided by operating activities of continuing operations	58,913	76,316
Net cash provided by operating activities of discontinued operations	—	5,717
Net cash provided by operating activities	58,913	82,033

Cash flows from investing activities:
Acquisitions of travel centers from HPT	(309,637)	—
Capital expenditures	(37,189)	(62,423)
Proceeds from asset sales to HPT	—	28,345
Proceeds from asset sales	890	—
Other	(1,500)	141
Net cash used in investing activities of continuing operations	(347,436)	(33,937)
Net cash used in investing activities of discontinued operations	—	(5,725)
Net cash used in investing activities	(347,436)	(39,662)

Cash flows from financing activities:
Proceeds from sale leaseback transactions with HPT	—	491
Distributions to noncontrolling interest	(105)	(101)
Sale leaseback financing obligation payments	—	(479)
Other	(55)	(52)
Net cash used in financing activities	(160)	(141)

Effect of exchange rate changes on cash	81	(123)
Net (decrease) increase in cash and cash equivalents	(288,602)	42,107
Cash and cash equivalents at the beginning of the period	314,387	36,082
Cash and cash equivalents at the end of the period	25,785	78,189
Less: cash of discontinued operations at the end of the period	—	548
Cash and cash equivalents of continuing operations at the end of the period	$25,785	$77,641

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$13,783	$14,617
Income taxes paid, net of refunds	106	91
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Number of Common Shares	Common Shares	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Shares	Total TA Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
March 31, 2019	8,080	$696,017	$452	$(173,277)	$—	$523,192	$1,484	$524,676
Grants under share award plan and share based compensation, net	7	869	—	—	(2)	867	—	867
Retirement of treasury shares	—	—	—	—	2	2	—	2
Distributions to noncontrolling interest	—	—	—	—	—	—	(76)	(76)
Other comprehensive income, net of taxes	—	—	86	—	—	86	—	86
Net income	—	—	—	1,178	—	1,178	31	1,209
June 30, 2019	8,087	$696,886	$538	$(172,099)	$—	$525,325	$1,439	$526,764

March 31, 2018	8,000	$692,706	$425	$(136,332)	$—	$556,799	$1,481	$558,280
Grants under share award plan and share based compensation, net	(46)	2,143	—	—	—	2,143	—	2,143
Distributions to noncontrolling interest	—	—	—	—	—	—	(101)	(101)
Other comprehensive loss, net of taxes	—	—	(31)	—	—	(31)	—	(31)
Net (loss) income	—	—	—	(33,978)	—	(33,978)	54	(33,924)
June 30, 2018	7,954	$694,849	$394	$(170,310)	$—	$524,933	$1,434	$526,367

 The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Number of Common Shares	Common Shares	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Shares	Total TA Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
December 31, 2018	8,080	$695,315	$355	$(246,773)	$—	$448,897	$1,495	$450,392
Grants under share award plan and share based compensation, net	7	1,571	—	—	(2)	1,569	—	1,569
Retirement of treasury shares	—	—	—	—	2	2	—	2
Distributions to noncontrolling interest	—	—	—	—	—	—	(105)	(105)
Other comprehensive income, net of taxes	—	—	183	—	—	183	—	183
Cumulative effect of adoption of ASC 842, net of taxes	—	—	—	86,243	—	86,243	—	86,243
Net (loss) income	—	—	—	(11,569)	—	(11,569)	49	(11,520)
June 30, 2019	8,087	$696,886	$538	$(172,099)	$—	$525,325	$1,439	$526,764

December 31, 2017	7,997	$690,688	$580	$(126,220)	$—	$565,048	$1,447	$566,495
Grants under share award plan and share based compensation, net	(43)	4,161	—	—	—	4,161	—	4,161
Distributions to noncontrolling interest	—	—	—	—	—	—	(101)	(101)
Other comprehensive loss, net of taxes	—	—	(186)	—	—	(186)	—	(186)
Net (loss) income	—	—	—	(44,090)	—	(44,090)	88	(44,002)
June 30, 2018	7,954	$694,849	$394	$(170,310)	$—	$524,933	$1,434	$526,367

 The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

1.	Business Description and Basis of Presentation
TravelCenters of America Inc. is a Maryland corporation. Prior to August 1, 2019, we were organized as a Delaware limited liability company. As of June 30, 2019, we operated or franchised 301 travel centers, standalone truck service facilities and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
On August 1, 2019, in conjunction with our conversion from a Delaware limited liability company to a Maryland corporation, we completed a reverse stock split of our outstanding common shares pursuant to which five shares were exchanged for one share of our common shares. The common share information included within this Quarterly Report on Form 10-Q, or this Quarterly Report, has been retrospectively adjusted to reflect this reverse stock split for all periods and at all dates presented. See Note 5 for more information about our reverse stock split.
As of June 30, 2019, our business included 258 travel centers in 43 states in the United States, primarily along the U.S. interstate highway system, and the province of Ontario, Canada, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of our 258 travel centers at June 30, 2019, we owned 51, we leased 181, we operated two for a joint venture in which we own a noncontrolling interest and 24 were owned or leased from others by our franchisees. We operated 232 of our travel centers and franchisees operated 26 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants and various customer amenities.
As of June 30, 2019, our business included two standalone truck service facilities operated under the "TA Truck Service" brand name. Of our two standalone truck service facilities, we leased one and owned one. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
As of June 30, 2019, our business included 41 standalone restaurants in 13 states in the United States operated primarily under the "Quaker Steak & Lube," or QSL, brand name. Of our 41 standalone restaurants at June 30, 2019, we operated 15 restaurants (six we owned, eight we leased and one we operated for a joint venture in which we own a noncontrolling interest) and 26 were owned or leased from others and operated by our franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
On December 5, 2018, we sold 225 convenience stores, one standalone restaurant and certain related assets, or our convenience stores business, pursuant to an agreement we entered into on September 1, 2018. As a result, the results of our convenience stores business are reported as discontinued operations for the three and six months ended June 30, 2018, in our consolidated statements of operations and comprehensive income (loss). See Note 4 for more information about our discontinued operations.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 1 input), the aggregate fair value of our Senior Notes on June 30, 2019, was $333,296.
Changes in Accounting Principles
In February 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2016-02, Leases, and in August 2018, the FASB issued Accounting Standards Update 2018-11, Targeted Improvements to ASC 842, collectively referred to as ASC 842, which established a comprehensive lease standard under GAAP for virtually all industries. We adopted ASC 842 on January 1, 2019, using the modified retrospective transition method, and elected to not restate prior year comparative periods. We elected to adopt the package of practical expedients; accordingly, we retained the lease classification and initial direct costs for any leases that existed prior to adoption and we did not revisit whether any existing or expired contracts contain leases. See Note 6 for more information about the impact of ASC 842.
In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation, or ASU 2018-07, which aligns the accounting for share based payments to nonemployees with the accounting for share based payments to employees. We adopted ASU 2018-07 on January 1, 2019, using the modified retrospective transition method, which had no impact on our prior year comparative period. Historically, compensation expense related to share awards granted to nonemployees was determined based on the vesting date fair value. Under ASU 2018-07, compensation expense relating to all share awards is now measured at the grant date fair value and amortized to expense over the related vesting period. Upon adoption of ASU 2018-07, share awards to nonemployees were remeasured using the adoption date fair value, or the market value of our shares as of January 1, 2019. We include share based compensation expense in selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss).

2.	Revenues
We recognize revenues based on the consideration specified in the contract with the customer, excluding any sales incentives (such as customer loyalty programs and customer rebates) and amounts collected on behalf of third parties (such as sales and excise taxes). The majority of our revenues are generated at the point of sale in our retail locations. Revenues consist of fuel revenues, nonfuel revenues and rents and royalties from franchisees.
Disaggregation of Revenues
We disaggregate our revenues based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive income (loss). Nonfuel revenues disaggregated by type of good or service for the three and six months ended June 30, 2019 and 2018, were as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Nonfuel revenues:
Store and retail services	$193,895	$187,935	$374,320	$358,325
Truck service	173,431	176,115	334,626	332,635
Restaurant	108,756	107,392	208,010	204,357
Total nonfuel revenues	$476,082	$471,442	$916,956	$895,317

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Contract Liabilities
Our contract liabilities, which are presented in our consolidated balance sheets in other current and other noncurrent liabilities, primarily include deferred revenues related to our customer loyalty programs, gift cards, rebates payable to customers and other deferred revenues. The following table shows the changes in our contract liabilities between periods.

	Customer Loyalty Programs	Other	Total
December 31, 2017	$15,165	$4,681	$19,846
Increases due to unsatisfied performance obligations arising during the period	81,517	10,083	91,600
Revenues recognized from satisfying performance obligations during the period	(74,548)	(10,064)	(84,612)
Other	(6,644)	(1,230)	(7,874)
December 31, 2018	15,490	3,470	18,960
Increases due to unsatisfied performance obligations arising during the period	48,904	6,479	55,383
Revenues recognized from satisfying performance obligations during the period	(42,840)	(5,311)	(48,151)
Other	(4,718)	(621)	(5,339)
June 30, 2019	$16,836	$4,017	$20,853
As of June 30, 2019, we expect the unsatisfied performance obligations relating to our customer loyalty programs will be satisfied within 12 months.

3.	Acquisitions
In January 2019, we entered into agreements with Hospitality Properties Trust, or HPT, or the Transaction Agreements, pursuant to which, among other things, we purchased 20 travel centers for $309,637, which amount includes $1,437 of transaction related costs. These acquisitions were accounted for as asset acquisitions that resulted in the derecognition of certain operating lease assets and liabilities for a net recognized aggregate cost basis of the acquired assets of $284,902. See Note 6 for more information about the Transaction Agreements and our leases with HPT and Note 9 for more information about our relationship with HPT.
As of June 30, 2019, we had entered into agreements to acquire one travel center property and certain assets for $11,600, which we expect to account for as a business acquisition, and two parcels of land for a total purchase price of $2,428, which we expect to account for as asset acquisitions. We expect to complete these acquisitions in the fourth quarter of 2019, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change.

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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

The following table presents the results of operations for our discontinued operations for the three and six months ended June 30, 2018.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues	$216,101	$386,844
Cost of goods sold (excluding depreciation)	177,611	317,315
Site level operating expense	27,423	53,971
Selling, general and administrative expense	2,872	4,799
Real estate rent expense	573	1,149
Depreciation and amortization expense	8,795	15,797
Impairment of goodwill	51,500	51,500
Loss from discontinued operations before income taxes	(52,673)	(57,687)
Benefit for income taxes	10,111	11,074
Loss from discontinued operations, net of taxes	$(42,562)	$(46,613)

5.	Earnings Per Share from Continuing Operations
On August 1, 2019, in conjunction with our conversion from a Delaware limited liability company to a Maryland corporation, we completed a reverse stock split of our outstanding common shares pursuant to which five shares were exchanged for one share of our common shares. No fractional common shares were issued in the reverse stock split. Instead, fractional shares that otherwise would have resulted from the reverse stock split were purchased by us at the closing price of our common shares on July 31, 2019. The common share information included within this Quarterly Report has been retrospectively adjusted to reflect this reverse stock split.
The following table presents a reconciliation of income (loss) from continuing operations to income (loss) from continuing operations available to common shareholders and the related earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) from continuing operations	$1,209	$8,638	$(11,520)	$2,611
Less: net income for noncontrolling interest	31	54	49	88
Income (loss) from continuing operations attributable to common shareholders	1,178	8,584	(11,569)	2,523
Less: income (loss) from continuing operations attributable to participating securities	46	427	(450)	126
Income (loss) from continuing operations available to common shareholders	$1,132	$8,157	$(11,119)	$2,397

Weighted average common shares(1)	7,770	7,605	7,767	7,601

Basic and diluted income (loss) per common share from continuing operations attributable to common shareholders	$0.15	$1.07	$(1.43)	$0.32

(1)
Reflects the retrospective adjustment related to the reverse stock split completed on August 1, 2019, and excludes unvested shares awarded under our share award plans, which shares are considered participating securities because they participate equally in earnings and losses with all of our other common shares. The weighted average number of unvested shares outstanding for the three months ended June 30, 2019 and 2018, was 313 and 398, respectively. The weighted average number of unvested shares outstanding for the six months ended June 30, 2019 and 2018, was 314 and 400, respectively.

TravelCenters of America Inc.
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
As a Lessee
We have lease agreements covering many of our properties, as well as various equipment, with the most significant leases being our five leases with HPT, which are further described below. Certain of our leases include renewal options and purchase options. Renewal periods are included in calculating our operating lease assets and liabilities when they are reasonably certain. Leases with an initial term of 12 months or less are not recognized in our consolidated balance sheets. As of June 30, 2019, all of our leases were classified as operating leases.
Certain of our operating leases provide for variable lease costs, which primarily include percentage rent and our obligation for the estimated cost of removing underground storage tanks under the HPT Leases (as defined below).
Our lease costs are included in various balances in our consolidated statements of operations and comprehensive income (loss), as shown in the following table. For the three and six months ended June 30, 2019, our lease costs consisted of the following:

	Classification in our Consolidated Statements of Operations and Comprehensive Income (Loss)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs: HPT Leases	Real estate rent expense	$59,424	$121,544
Operating lease costs: other	Real estate rent expense	2,752	5,476
Variable lease costs: HPT Leases	Real estate rent expense	1,465	2,886
Variable lease costs: other	Real estate rent expense	129	277
Total real estate rent expense		63,770	130,183
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	647	1,217
Short-term lease costs	Site level operating expense and selling, general and administrative expense	732	1,545
Sublease income	Nonfuel revenues	(591)	(1,155)
Net lease costs		$64,558	$131,790

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Maturities of our operating lease liabilities that had remaining noncancelable lease terms in excess of one year and the amount of those liabilities as of June 30, 2019, were as follows:

	HPT Leases(1)	Other	Total
Years ended December 31:
2019	$135,712	$3,493	$139,205
2020	271,331	6,073	277,404
2021	270,794	4,952	275,746
2022	268,931	3,922	272,853
2023	255,338	2,697	258,035
Thereafter	2,289,605	7,890	2,297,495
Total operating lease payments	3,491,711	29,027	3,520,738
Less: present value discount(2)	(1,519,135)	(5,473)	(1,524,608)
Present value of operating lease liabilities	$1,972,576	$23,554	$1,996,130

(1)	Includes rent for properties we sublease from HPT and pay directly to HPT's landlords.

(2)	The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the leases, if available, or our incremental borrowing rate.
The weighted average remaining lease term as of June 30, 2019, was 14 years. Our weighted average discount rate as of June 30, 2019, was 9.4%.
During the six months ended June 30, 2019, we paid $138,670 for amounts that had been included in the measurement of our operating lease liabilities.
As of June 30, 2019, our operating lease assets and liabilities consisted of the following:

	HPT Leases	Other	Total
Operating lease assets	$1,795,375	$22,326	$1,817,701
Current operating lease liabilities	91,638	5,660	97,298
Noncurrent operating lease liabilities	1,880,938	17,894	1,898,832
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
The amounts in the table above are as of December 31, 2018, and do not reflect the $43,148 annual minimum rent reduction resulting from the Transaction Agreements entered into in January 2019, as further described below.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Leasing Agreements with HPT
As of June 30, 2019, we leased from HPT a total of 179 properties under five leases, four of which we refer to as the TA Leases and one of which we refer to as the Petro Lease, and which we refer to collectively as the HPT Leases. In January 2019, we entered into the Transaction Agreements, pursuant to which:

•	In January 2019, we purchased from HPT 20 travel center properties, which we previously leased from HPT, for a total purchase price of $309,637, including $1,437 of transaction related costs.

•	As a result of our purchases of the 20 travel center properties, our annual minimum rent due to HPT was reduced by $43,148.

•	The term of each HPT Lease was extended by three years.

•
Commencing on April 1, 2019, we paid to HPT the first of 16 quarterly installments of approximately $4,404 each (an aggregate of $70,458) to fully satisfy and discharge our $150,000 deferred rent obligation to HPT that otherwise would have become due in five installments between 2024 and 2030.

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
In addition to the payment of annual minimum rent, the TA Leases provide for payment to HPT of percentage rent, based on increases in total nonfuel revenues at a property over base year levels (3.0% of nonfuel revenues above 2015 nonfuel revenues) and the Petro Lease provides for payment to HPT of percentage rent based on increases in total nonfuel revenues at a property over base year levels at such property (3.0% of nonfuel revenues above 2012 nonfuel revenues). The percentage rent amounts due were $958 and $862 for the three months ended June 30, 2019 and 2018, respectively, and $2,027 and $1,672 for the six months ended June 30, 2019 and 2018, respectively.
We recognized total rent expense under the HPT Leases of $60,889 and $68,068 for the three months ended June 30, 2019 and 2018, respectively, and $124,430 and $135,706 for the six months ended June 30, 2019 and 2018, respectively.
During the six months ended June 30, 2018, we sold to HPT $28,836 of improvements we made to properties leased from HPT; as a result, pursuant to the terms of the HPT Leases, our annual minimum rent payable to HPT increased by $2,451. During the six months ended June 30, 2019, we did not sell to HPT any improvements we made to properties leased from HPT. At June 30, 2019, our property and equipment balance included $26,095 of improvements of the type that we typically request that HPT purchase for an increase in annual minimum rent; however, we may elect not to sell some of those improvements and HPT is not obligated to purchase these improvements.
Pursuant to a rent deferral agreement with HPT, deferred rent shall be accelerated and interest shall begin to accrue thereon at 1.0% per month on the deferred rent amounts if certain events occur, including: our default under the HPT Leases; a change of control of us, as defined in the deferral agreement; or our declaration or payment of a dividend or other distribution in respect of our common shares.
The HPT Leases allow us to sublease a portion of the leased properties to a third party. We sublease a portion of certain travel centers to third parties to operate other retail operations, which are classified as operating leases. We recognized sublease rental income of $591 and $598 for the three months ended June 30, 2019 and 2018, respectively, and $1,155 and $1,178 for the six months ended June 30, 2019 and 2018, respectively.

TravelCenters of America Inc.
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

(1)
Sale Leaseback Financing Obligations. As of December 31, 2018, the assets related to two travel centers we leased from HPT were reflected in our consolidated balance sheet, as were the related financing obligations. This accounting was required primarily because, at the time of the inception of the prior leases with HPT, more than a minor portion of these two travel centers was subleased to third parties. Upon adoption of ASC 842 on January 1, 2019, these failed sale leasebacks were reclassified as operating leases, which resulted in a gain that was recognized in our beginning accumulated deficit. See above for more information about the impact of adopting ASC 842.

(2)
Straight Line Rent Accrual. As of December 31, 2018, the straight line rent accrual included the accrued rent expense from 2007 to 2012 for stated increases in our annual minimum rent due under our then existing TA Lease. The TA Leases we entered into in connection with a transaction agreement we entered into with HPT in 2015 contain no stated rent payment increases. Prior to the adoption of ASC 842, we amortized this accrual on a straight line basis over the current terms of the TA Leases as a reduction of real estate rent expense. The straight line rent accrual also included our obligation for the estimated cost of removing underground storage tanks at properties leased from HPT at the end of the related lease; we recognized these obligations on a straight line basis over the term of the related leases as additional real estate rent expense. As of January 1, 2019, the straight line rent accrual was reclassified as a reduction to our operating lease assets and the obligation for the estimated cost of removal of underground storage tanks was reclassified to other noncurrent liabilities.

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

TravelCenters of America Inc.
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

As a Lessor
As of June 30, 2019, we leased two travel centers to franchisees. These two lease agreements expire in June 2022. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. During the six months ended June 30, 2018, we leased four travel centers to franchisees, one of which expired prior to June 30, 2018, and one expired in the 2018 third quarter. Rent revenue from these operating leases totaled $599 and $815 for the three months ended June 30, 2019 and 2018, respectively, and $1,150 and $1,812 for the six months ended June 30, 2019 and 2018, respectively. Future minimum lease payments due to us for the two leased sites under these operating leases as of June 30, 2019, was $1,125 for the remainder of 2019, $2,250 for each of the years 2020 and 2021 and $1,125 for 2022.

7.	Revolving Credit Facility
On July 19, 2019, we and certain of our subsidiaries, as borrowers or guarantors, entered into an amendment, or the Amendment, to our amended and restated loan and security agreement, or the Credit Facility, dated October 25, 2011, with Wells Fargo Capital Finance, LLC, as administrative agent for various lenders. The Amendment amended the Credit Facility to, among other things: (i) extend the maturity of the Credit Facility from December 19, 2019, to July 19, 2024; (ii) reduce the applicable margins on borrowings and standby letter of credit fees by 25 basis points and on commercial letter of credit fees by 12.5 basis points; (iii) make certain adjustments to the limitations on investments, dividends and stock repurchases under the Credit Facility in a manner favorable to us; (iv) reduce the sublimit for issuance of letters of credit under the Credit Facility from $170,000 to $125,000; and (v) make certain adjustments to the borrowing base calculation in a manner we believe favorable to us.
Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of the maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters).
As of July 19, 2019, the applicable margin was 1.25% for LIBOR borrowings and standby letter of credit fees, 0.25% for Base Rate borrowings and 0.625% for commercial letter of credit fees, in each case subject to adjustment based on facility availability, utilization and other matters. As of July 19, 2019, the unused line fee was 0.25% per annum, subject to adjustment according to the average daily principal amount of unused commitments under the Credit Facility.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

The Credit Facility requires us to maintain certain levels of collateral, limits our ability to incur debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and contains other customary covenants and conditions. The Credit Facility provides for the acceleration of principal and interest payments upon an event of default including, but not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the Credit Facility, and our default under certain contracts, including our leases with HPT and our business management agreement with The RMR Group LLC, or RMR. Our Credit Facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. The amount available to us is determined by reference to a borrowing base calculation based on eligible collateral. At June 30, 2019, based on our qualified collateral, a total of $142,143 was available to us for loans and letters of credit under the Credit Facility. At June 30, 2019, there were no loans outstanding under the Credit Facility but we had outstanding $14,813 of letters of credit issued under that facility, securing certain trade payables, insurance, fuel tax and other obligations. These letters of credit reduce the amount available for borrowing under the Credit Facility, leaving $127,330 available for use as of that date.

8.	Business Management Agreement with RMR
RMR provides us certain services pursuant to a business management agreement that we require to operate our business, and which relate to various aspects of our business. We incurred aggregate fees payable to RMR of $3,246 and $3,650 for the three months ended June 30, 2019 and 2018, respectively, and $6,269 and $6,960 for the six months ended June 30, 2019 and 2018, respectively, for these services. In addition, we recognized internal audit costs of $71 and $55 for the three months ended June 30, 2019 and 2018, respectively, and $142 and $124 for the six months ended June 30, 2019 and 2018, respectively, for reimbursements to RMR pursuant to our business management agreement. These amounts are included in selling, general and administrative expense and loss from discontinued operations, net of taxes in our consolidated statements of operations and comprehensive income (loss). For more information about our relationship with RMR please refer to Note 9 of this Quarterly Report and Notes 13 and 14 to the Consolidated Financial Statements in our Annual Report.

9.	Related Party Transactions
We have relationships and historical and continuing transactions with HPT, RMR, Affiliates Insurance Company, or AIC, and others related to them, including other companies to which RMR or its subsidiaries provide management services and which have directors, trustees and officers who are also our Directors or officers.
Relationship with HPT
We are HPT's largest tenant and HPT is our principal landlord and largest shareholder. As of June 30, 2019, HPT owned 684 of our common shares, representing approximately 8.5% of our outstanding common shares.
As of June 30, 2019, we leased from HPT a total of 179 properties under the HPT Leases. RMR provides management services to both us and HPT, and Adam D. Portnoy, the Chair of our Board of Directors and one of our Managing Directors, also serves as a managing trustee of HPT and is chair of HPT's board of trustees. See Note 6 for more information about our lease agreements and transactions with HPT.
Relationship with RMR
We have an agreement with RMR to provide management services to us. Adam D. Portnoy is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc., and The RMR Group Inc. is the managing member of RMR. See Note 8 for more information regarding our management agreement with RMR. As of June 30, 2019, RMR owned 299 of our common shares, representing approximately 3.7% of our outstanding common shares.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Relationship with AIC
We, HPT and five other companies to which RMR provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders historically participated in a combined property insurance program arranged and reinsured in part by AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage with unrelated third party insurance providers.
As of June 30, 2019 and December 31, 2018, our investment in AIC had a carrying value of $9,303 and $8,632, respectively. These amounts are included in other noncurrent assets in our consolidated balance sheets. We recognized income of $130 and $12 related to our investment in AIC for the three months ended June 30, 2019 and 2018, respectively, and $534 and $56 for the six months ended June 30, 2019 and 2018, respectively, which amounts are included in other (income) expense, net in our consolidated statements of operations and comprehensive income (loss). Our other comprehensive income (loss) attributable to common shareholders includes our proportionate share of unrealized gains (losses) on fixed income securities held for sale, which are owned by AIC, related to our investment in AIC.
For more information about these and other such relationships and certain other related party transactions, refer to our Annual Report.

10.	Contingencies
Environmental Contingencies
Extensive environmental laws regulate our operations and properties. These laws may require us to investigate and clean up hazardous substances, including petroleum or natural gas products, released at our owned and leased properties. Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance at our locations. We use both underground storage tanks and above ground storage tanks to store petroleum products, natural gas and other hazardous substances at our locations. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water. Under the terms of the HPT Leases, we generally have agreed to indemnify HPT for any environmental liabilities related to properties that we lease from HPT and we are required to pay all environmental related expenses incurred in the operation of the leased properties. We have entered into certain other agreements in which we have agreed to indemnify third parties for environmental liabilities and expenses resulting from our operations.
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
At June 30, 2019, we had an accrued liability of $3,658 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $1,659, resulting in an estimated net amount of $1,999 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.

TravelCenters of America Inc.
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
On April 5, 2019, two plaintiffs filed a class action complaint against us in Ohio state court alleging that certain credit and debit card receipts printed by us included more information than permitted by the Fair and Accurate Credit Transactions Act. The complaint does not seek any actual damages, but plaintiffs seek statutory damages for the individual plaintiffs and members of the class, as well as declaratory relief, punitive damages, attorneys' fees and costs. In June 2019, we filed a motion to dismiss. On July 5, 2019, plaintiffs filed an amended complaint, which added a request for injunctive relief and on August 2, 2019, we filed a renewed motion to dismiss. We intend to vigorously defend against these claims. However, the outcome of litigation is inherently uncertain and we are not able to assess our exposure at this time.

11.	Inventory
Inventory at June 30, 2019 and December 31, 2018, consisted of the following:

	June 30, 2019	December 31, 2018
Nonfuel products	$166,719	$163,302
Fuel products	32,996	33,419
Total inventory	$199,715	$196,721

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or our Annual Report. Amounts are in thousands of dollars or gallons unless indicated otherwise. Unless the context indicates otherwise, references to our truck service facilities and restaurants refer to our standalone truck service facilities and restaurants and not the truck service facilities and restaurants located at our travel centers.
On August 1, 2019, in conjunction with our conversion from a Delaware limited liability company to a Maryland corporation, we completed a reverse stock split of our outstanding common shares pursuant to which five shares were exchanged for one share of our common shares. The common share information included within this Quarterly Report has been retrospectively adjusted to reflect this reverse stock split. See Note 5 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our reverse stock split.

Company Overview
As of June 30, 2019, we operated or franchised 258 travel centers, two standalone truck service facilities and 41 standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.

Executive Summary of Financial Results
During the three months ended June 30, 2019 and 2018, we had income before income taxes and discontinued operations of $807 and $9,709, respectively. The $8,902 decrease in our income before income taxes and discontinued operations was primarily due to the following factors:

•	selling, general and administrative expense increased $12,082, which was primarily due to $10,082 of reimbursed litigation costs collected from Comdata Inc., or Comdata, during April 2018;

•
site level gross margin in excess of site level operating expense declined $2,392, which primarily resulted from higher maintenance costs and the hiring and training of additional truck service personnel to support the planned increase in sales in that department; and

•	depreciation and amortization expense increased $2,090, primarily as a result of the 20 travel centers acquired from Hospitality Properties Trust, or HPT, in January 2019.
The factors noted above for the decrease in our income before income taxes and discontinued operations were partially offset by a decrease in real estate rent expense of $6,914, which was primarily due to the decrease in annual minimum rent as a result of the agreements entered into with HPT in January 2019, or the Transaction Agreements.
During the six months ended June 30, 2019 and 2018, we had a loss before income taxes and discontinued operations of $17,189 and income before income taxes and discontinued operations of $19, respectively. The $17,208 change in our (loss) income before income taxes and discontinued operations was primarily due to the following factors:

•	selling, general and administrative expense increased $12,698, which was primarily due to $10,082 of reimbursed litigation costs collected from Comdata during April 2018;

•
site level gross margin in excess of site level operating expense declined $10,941, which primarily resulted from the $23,251 benefit from the federal biodiesel blenders' tax credit that was retroactively reinstated for 2017 and recognized in February 2018 that has not yet been reinstated for 2018; and

•	depreciation and amortization expense increased $6,303, primarily as a result of the 20 travel centers acquired from HPT in January 2019.

The factors noted above for the change in our income before income taxes and discontinued operations were partially offset by a decrease in real estate rent expense of $10,737, which was primarily due to the decrease in annual minimum rent as a result of the Transaction Agreements.
Excluding the benefit of the federal biodiesel blenders' tax credit recognized in the 2018 first quarter of $23,251, loss before income taxes and discontinued operations would have improved by $6,043 for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The improvement was primarily due to a higher fuel gross margin as a result of an increase in fuel sales volume and a more favorable fuel purchasing environment in the six months ended June 30, 2019, than the six months ended June 30, 2018.
Although, as of the date of this Quarterly Report, the U.S. government has not yet retroactively reinstated the federal biodiesel blenders' tax credit for 2018 or 2019, we believe the U.S. government may do so before the end of 2019. If the federal biodiesel blenders' tax credit is reinstated for 2018 and 2019, we expect the reinstatement may reduce our fuel cost of goods sold by approximately $35,000 relating to 2018 and $17,000 relating to the first six months of 2019 in the period the U.S. government enacts the tax credit reinstatement. Although we believe reinstatement of this credit is possible, we cannot be certain that the U.S. government will choose to do so. We have not recognized any amount of the expected federal biodiesel blenders' tax credit for 2018 or 2019.
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
Over the past few years there have been significant changes in the cost of fuel. During the first three months of 2019, fuel prices trended upward, ending at a 15.6% higher price than at the beginning of the period. During the three months ended June 30, 2019, fuel prices trended downward, ending at a 3.8% lower price than at the beginning of the period. During the three and six months ended June 30, 2018, fuel prices trended upward ending at an 11.7% and 9.3% higher price, respectively, than at the beginning of those periods. The average fuel price during the three and six months ended June 30, 2019, was 7.3% and 4.2%, respectively, lower than the average fuel price during the three and six months ended June 30, 2018. We generally are able to pass changes in our cost for fuel products to our customers, but typically with a delay, such that during periods of rising fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been and during periods of falling fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been. Increases in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements.
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
We believe that demand for fuel by trucking companies and motorists for a constant level of miles driven will continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels and technologies. Although we believe these factors, combined with competitive pressures, impact the level of fuel sales volume we realized on a same site basis, fuel sales volume increased both on a consolidated and same site basis during the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018. We believe these increases resulted from improved market conditions and the success of our marketing initiatives.

Factors Affecting Comparability
Lease Amendments and Travel Center Purchases
In January 2019, we acquired from HPT 20 travel centers we previously leased from HPT for $309,637, which amount includes $1,437 of transaction related costs, and amended our five existing leases with HPT such that: (i) the 20 purchased travel centers were removed from the applicable leases and our annual minimum rent was reduced by $43,148; (ii) the term of each of the leases was extended by three years; (iii) the amount of the deferred rent obligation to be paid to HPT was reduced from $150,000 to $70,458 and we began to pay that amount in 16 equal quarterly installments commencing on April 1, 2019; and (iv) commencing with the year ended December 31, 2020, we will be obligated to pay to HPT an additional amount of percentage rent equal to one-half percent (0.5%) of the excess of the annual nonfuel revenues at leased sites over the nonfuel revenues for each respective site for the year ending December 31, 2019. These lease amendments are further described in Note 6 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.
Sale of Convenience Stores Business
On December 5, 2018, we sold 225 convenience stores, one standalone restaurant and certain related assets, or the convenience stores business, for an aggregate sale price of $330,609, resulting in net proceeds of $319,853 after transaction related costs and cash sold. As a result of the completion of this sale, the results of the convenience stores business are presented as discontinued operations for the three and six months ended June 30, 2018, in our consolidated statements of operations and comprehensive income (loss). See Note 4 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our discontinued operations.
Recently Acquired Sites
We believe that travel centers we acquire or develop generally require a three year period after they open under our operation, and any related renovations are completed, to reach our expected stabilized financial results.
During the 12 months ended June 30, 2019, we acquired operation of two travel centers, one from a franchisee that owned the site and one from a franchisee that previously leased the site from us, for a total investment (including the planned costs of initial improvements) of $14,126 as of June 30, 2019. These two sites generated site level gross margin in excess of site level operating expense of $1,182 for the 12 months ended June 30, 2019. Prior to acquiring these travel centers, we collected rent and royalties from these franchisees totaling $1,083 and $1,253 during the 12 months ended June 30, 2019 and 2018, respectively.
During the 12 months ended June 30, 2018, we acquired operation of two travel centers, one from a franchisee that owned the site and one from a franchisee that previously leased the site from us, for a total investment (including the costs of initial improvements) of $18,992 as of June 30, 2019. These two sites generated site level gross margin in excess of site level operating expense of $3,673 and $2,192 during the 12 months ended June 30, 2019 and 2018, respectively. Prior to acquiring these travel centers, we collected rent and royalties from these franchisees totaling $1,239 during the 12 months ended June 30, 2018.
Growth Strategies
Thus far in 2019, we have entered into seven franchise agreements with four franchisees under our travel center brand names; one of these franchised travel centers opened during the 2019 second quarter and we anticipate the remaining six travel centers will be added to our network by the end of the 2020 first quarter. In addition, we have entered into an agreement with one of these franchisees pursuant to which we expect to add two additional franchised travel centers to our network, one within five years and the other within 10 years.

Adoption of New Lease Accounting Standard
On January 1, 2019, we adopted Accounting Standards Update 2016-02, Leases, and Accounting Standards Update 2018-11, Targeted Improvements to ASC 842, collectively referred to as ASC 842, which established a comprehensive lease standard under U.S. generally accepted accounting principles for virtually all industries. We adopted ASC 842 using the modified retrospective transition method and elected not to restate prior year comparative periods. Upon adoption, we recognized an adjustment to our beginning accumulated deficit, net of taxes, of $86,243, which had previously been recognized on a straight line basis over the terms of the HPT Leases as a reduction of real estate rent expense. We also recognized operating lease assets of $1,785,866 and total operating lease liabilities of $1,996,957 as of January 1, 2019. See Note 6 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the impact of ASC 842.

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
Consolidated Financial Results
The following table presents changes in our operating results for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Revenues:
Fuel	$1,117,671	$1,149,486	(2.8)%	$2,100,812	$2,135,831	(1.6)%
Nonfuel	476,082	471,442	1.0%	916,956	895,317	2.4%
Rent and royalties from franchisees	3,611	4,049	(10.8)%	6,888	8,159	(15.6)%
Total revenues	1,597,364	1,624,977	(1.7)%	3,024,656	3,039,307	(0.5)%

Gross margin:
Fuel(1)	76,822	74,378	3.3%	151,569	157,275	(3.6)%
Nonfuel	288,584	287,198	0.5%	561,190	549,662	2.1%
Rent and royalties from franchisees	3,611	4,049	(10.8)%	6,888	8,159	(15.6)%
Total gross margin(1)	369,017	365,625	0.9%	719,647	715,096	0.6%

Site level operating expense	234,645	228,861	2.5%	467,365	451,873	3.4%
Selling, general and administrative expense	39,562	27,480	44.0%	76,672	63,974	19.8%
Real estate rent expense	63,770	70,684	(9.8)%	130,183	140,920	(7.6)%
Depreciation and amortization expense	23,213	21,123	9.9%	47,972	41,669	15.1%

Income (loss) from operations	7,827	17,477	(55.2)%	(2,545)	16,660	(115.3)%

Interest expense, net	7,164	6,865	4.4%	14,214	14,445	(1.6)%
Other (income) expense, net	(144)	903	(115.9)%	430	2,196	(80.4)%
Income (loss) before income taxes and discontinued operations	807	9,709	(91.7)%	(17,189)	19	NM
Benefit (provision) for income taxes	402	(1,071)	137.5%	5,669	2,592	118.7%
Income (loss) from continuing operations	1,209	8,638	(86.0)%	(11,520)	2,611	(541.2)%
Loss from discontinued operations, net of taxes	—	(42,562)	NM	—	(46,613)	NM
Net income (loss)	1,209	(33,924)	103.6%	(11,520)	(44,002)	73.8%
Less: net income for noncontrolling interests	31	54	(42.6)%	49	88	(44.3)%
Net income (loss) attributable to common shareholders	$1,178	$(33,978)	103.5%	$(11,569)	$(44,090)	73.8%

(1)
The amount for the six months ended June 30, 2019, includes $2,840 of a one time benefit due to the reversal of loyalty award accruals recognized in connection with introducing a revised customer loyalty program, and the amount for the six months ended June 30, 2018, includes the $23,251 benefit from the federal biodiesel blenders' tax credit that the U.S. government retroactively reinstated for 2017 in February 2018. The U.S. government has not yet reinstated the federal biodiesel blenders' tax credit for 2018 or 2019.

The following table presents our same site operating results for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
Number of same site company operated locations	241	241	—		241	241	—

Diesel sales volume (gallons)	417,930	402,612	3.8%		818,178	790,506	3.5%
Gasoline sales volume (gallons)	71,221	74,653	(4.6)%		131,059	137,840	(4.9)%
Total fuel sales volume (gallons)	489,151	477,265	2.5%		949,237	928,346	2.3%

Fuel revenues	$1,082,594	$1,127,213	(4.0)%		$2,035,211	$2,097,030	(2.9)%
Fuel gross margin(1)	76,289	73,598	3.7%		150,442	155,754	(3.4)%
Fuel gross margin per gallon	$0.156	$0.154	1.3%		$0.158	$0.168	(6.0)%

Nonfuel revenues	$470,663	$469,367	0.3%		$904,890	$892,085	1.4%
Nonfuel gross margin	285,272	285,764	(0.2)%		553,597	547,283	1.2%
Nonfuel gross margin percentage	60.6%	60.9%	(30	)pts	61.2%	61.3%	(10	)pts

Total gross margin(1)	$361,561	$359,362	0.6%		$704,039	$703,037	0.1%
Site level operating expense	230,520	226,961	1.6%		459,141	448,871	2.3%
Site level operating expense as a percentage of nonfuel revenues	49.0%	48.4%	60	pts	50.7%	50.3%	40	pts
Site level gross margin in excess of site level operating expense(1)	$131,041	$132,401	(1.0)%		$244,898	$254,166	(3.6)%

(1)
The amount for the six months ended June 30, 2019, includes $2,812 of a one time benefit due to the reversal of loyalty award accruals recognized in connection with introducing a revised customer loyalty program, and the amount for the six months ended June 30, 2018, includes the $23,234 benefit from the federal biodiesel blenders' tax credit that the U.S. government retroactively reinstated for 2017 in February 2018. The U.S. government has not yet reinstated the federal biodiesel blenders' tax credit for 2018 or 2019.

Three months ended June 30, 2019, as compared to the three months ended June 30, 2018

Fuel Revenues. Fuel revenues for the three months ended June 30, 2019, decreased as compared to the three months ended June 30, 2018, by $31,815, or 2.8%. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended June 30, 2018	486,447	$1,149,486
Decrease due to petroleum products price changes		(65,536)
Increase due to same site volume changes	11,886	25,624
Increase due to locations opened	4,301	8,764
Decrease due to locations closed	(32)	(74)
Decrease in wholesale fuel sales volume	(256)	(593)
Net change from prior year period	15,899	(31,815)
Results for the three months ended June 30, 2019	502,346	$1,117,671

The decrease in fuel revenues for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to a decrease in market prices for fuel. The decrease was partially offset by an increase in fuel sales volume at same sites and new sites.
Nonfuel Revenues. Nonfuel revenues for the three months ended June 30, 2019, increased by $4,640, or 1.0%, as compared to the three months ended June 30, 2018, primarily as a result of sales at new sites and a $1,296 increase on a same site basis. The increase on a same site basis was primarily due to the positive impact of certain of our marketing initiatives in store and retail services, partially offset by a 1.5% decrease in truck service revenues primarily as a result of a decrease in demand due to the impact of wetter and cooler weather.
Rent and Royalties from Franchisees Revenues. Rent and royalties from franchisees revenues for the three months ended June 30, 2019, decreased by $438, or 10.8%, as compared to the three months ended June 30, 2018, primarily as a result of the purchase of three travel centers from former franchisees and the closure of seven franchised standalone restaurants since the beginning of the three months ended June 30, 2018.
Fuel Gross Margin. Fuel gross margin for the three months ended June 30, 2019, increased by $2,444, or 3.3%, as compared to the three months ended June 30, 2018, primarily due to the increase in gasoline gross margin as a result of managing sales pricing to balance sales volume and profitability. Diesel fuel gross margin was essentially flat for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to a slightly lower gross margin per gallon, which was largely offset by an increase in diesel fuel sales volume.
Nonfuel Gross Margin. Nonfuel gross margin for the three months ended June 30, 2019, increased by $1,386, or 0.5%, as compared to the three months ended June 30, 2018, due to the increase in nonfuel revenues. Nonfuel gross margin percentage was 60.6% and 60.9% for the three months ended June 30, 2019 and 2018, respectively. The decline in the nonfuel gross margin percentage was primarily due to a change in the mix of products and services sold.
Site Level Operating Expense. Site level operating expense for the three months ended June 30, 2019, increased by $5,784, or 2.5%, as compared to the three months ended June 30, 2018, primarily due to increased labor costs in store and retail services and truck service to support our growth initiatives, as well as higher maintenance costs and property taxes. Site level operating expense as a percentage of nonfuel revenues was 49.3% for the three months ended June 30, 2019, as compared to 48.5% for the three months ended June 30, 2018. The increase in this percentage reflects, among other things, the hiring and training of additional truck service personnel to support the planned increase in sales in that department.
Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2019, increased by $12,082, or 44.0%, as compared to the three months ended June 30, 2018. This increase was primarily due to $10,082 of reimbursed litigation costs collected from Comdata during the three months ended June 30, 2018, and increased compensation expense as a result of annual salary increases and increased headcount, partially offset by $1,792 of expenses related to an executive officer retirement agreement recognized in the three months ended June 30, 2018.
Real Estate Rent Expense. Real estate rent expense for the three months ended June 30, 2019, decreased by $6,914, or 9.8%, as compared to the three months ended June 30, 2018. The decrease in real estate rent expense was primarily the result of our purchase of 20 travel centers from HPT in January 2019, which reduced our annual minimum rent due to HPT by $43,148, partially offset by increases that resulted from our sales to, and lease back from, HPT of improvements at leased sites during 2018.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2019, increased by $2,090, or 9.9%, as compared to the three months ended June 30, 2018. This increase primarily resulted from an increase, since June 30, 2018, in our amount of depreciable assets as a result of the locations we acquired (primarily the 20 travel centers acquired from HPT in January 2019) and other capital investments we completed (and did not subsequently sell to HPT).
Benefit (Provision) for Income Taxes. We had a benefit for income taxes of $402 for the three months ended June 30, 2019, due to certain income tax credits that more than offset the provision calculated at our effective tax rate. We had a provision for income taxes of $1,071 for the three months ended June 30, 2018. The change in the benefit (provision) for income taxes is primarily due to lower pretax income recognized in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

Six months ended June 30, 2019, as compared to the six months ended June 30, 2018
Fuel Revenues. Fuel revenues for the six months ended June 30, 2019, decreased as compared to the six months ended June 30, 2018, by $35,019, or 1.6%. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods.

	Gallons Sold	Fuel Revenues
Results for the six months ended June 30, 2018	944,693	$2,135,831
Decrease due to petroleum products price changes		(97,305)
Increase due to same site volume changes	20,891	44,855
Increase due to locations opened	9,392	19,029
Decrease due to locations closed	(373)	(778)
Decrease in wholesale fuel sales volume	(355)	(820)
Net change from prior year period	29,555	(35,019)
Results for the six months ended June 30, 2019	974,248	$2,100,812
The decrease in fuel revenues for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to a decrease in market prices for fuel. The decrease was partially offset by an increase in fuel sales volume at same sites and new sites.
Nonfuel Revenues. Nonfuel revenues for the six months ended June 30, 2019, increased by $21,639, or 2.4%, as compared to the six months ended June 30, 2018, primarily as a result of a $12,805 increase on a same site basis and sales at new sites. The increase on a same site basis was primarily due to the positive impact of certain of our marketing initiatives in store and retail services.
Rent and Royalties from Franchisees Revenues. Rent and royalties from franchisees revenues for the six months ended June 30, 2019, decreased by $1,271, or 15.6%, as compared to the six months ended June 30, 2018, primarily as a result of the purchase of three travel centers from former franchisees and the closure of seven franchised standalone restaurants since the beginning of 2018.
Fuel Gross Margin. Fuel gross margin for the six months ended June 30, 2019, decreased by $5,706, or 3.6%, as compared to the six months ended June 30, 2018, primarily as a result of the $23,251 benefit recognized in the six months ended June 30, 2018, in connection with the February 2018 reinstatement for 2017 of the federal biodiesel blenders' tax credit, partially offset by an increase in fuel sales volume and a more favorable fuel purchasing environment in the six months ended June 30, 2019, than in the six months ended June 30, 2018. As of the date of this Quarterly Report, the U.S. government has not enacted legislation reinstating the federal biodiesel blenders' tax credit for 2018 or 2019 and we have not recognized any amounts for the expected federal biodiesel blenders' tax credit for 2018 or 2019.
Nonfuel Gross Margin. Nonfuel gross margin for the six months ended June 30, 2019, increased by $11,528, or 2.1%, as compared to the six months ended June 30, 2018, due to the increase in nonfuel revenues. Nonfuel gross margin percentage was 61.2% and 61.4% for the six months ended June 30, 2019 and 2018, respectively. The slight decline in the nonfuel gross margin percentage was primarily due to a change in the mix of products and services sold.
Site Level Operating Expense. Site level operating expense for the six months ended June 30, 2019, increased by $15,492, or 3.4%, as compared to the six months ended June 30, 2018, primarily due to increased labor costs to support the increase in nonfuel sales, as well as higher maintenance costs and property taxes. Site level operating expense as a percentage of nonfuel revenues was 51.0% for the six months ended June 30, 2019, as compared to 50.5% for the six months ended June 30, 2018. The increase in this percentage reflects, among other things, the hiring and training of additional truck service personnel to support the planned increase in sales in that department.
Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2019, increased by $12,698, or 19.8%, as compared to the six months ended June 30, 2018. This increase was primarily due to $10,082 of reimbursed litigation costs collected from Comdata during the six months ended June 30, 2018, and an increase in compensation expense as a result of annual salary increases and increased headcount, partially offset by $3,571 of expenses related to an executive officer retirement agreement recognized in the six months ended June 30, 2018.

Real Estate Rent Expense. Real estate rent expense for the six months ended June 30, 2019, decreased by $10,737, or 7.6%, as compared to the six months ended June 30, 2018. The decrease in real estate rent expense was primarily the result of our purchase of 20 travel centers from HPT in January 2019, which reduced our annual minimum rent due to HPT by $43,148, partially offset by increases that resulted from our sales to, and lease back from, HPT of improvements at leased sites during 2018.
Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2019, increased by $6,303, or 15.1%, as compared to the six months ended June 30, 2018. This increase primarily resulted from an increase, since June 30, 2018, in our amount of depreciable assets as a result of the locations we acquired (primarily the 20 travel centers acquired from HPT in January 2019) and other capital investments we completed (and did not subsequently sell to HPT).
Benefit for Income Taxes. We had a benefit for income taxes of $5,669 and $2,592 for the six months ended June 30, 2019 and 2018, respectively. The increase in the benefit for income taxes is primarily due to a pretax loss recognized in the six months ended June 30, 2019, as compared to pretax income recognized in the six months ended June 30, 2018.

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

Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our growth strategy of selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $25,785 at June 30, 2019, and net cash provided by operating activities of $58,913 for the six months ended June 30, 2019, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities.

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
Lease Amendments and Travel Center Purchases
In January 2019, we acquired from HPT 20 travel centers we previously leased from HPT for $309,637, which amount includes $1,437 of transaction related costs, and amended our leases with HPT, providing for, among other things, a $43,148 reduction in our annual minimum rent payments and payment in 16 equal quarterly installments, which began on April 1, 2019, of deferred rent that aggregate to $70,458 to fully satisfy and discharge our previous $150,000 deferred rent obligation. See Note 6 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about these lease amendments.
Revolving Credit Facility
On July 19, 2019, we entered into an amendment, or the Amendment, to our Credit Facility. The Amendment amended our Credit Facility to, among other things: (i) extend the maturity of the Credit Facility to July 19, 2024; (ii) reduce the applicable margins on borrowings and standby letter of credit fees by 25 basis points and on commercial letter of credit fees by 12.5 basis points; (iii) make certain adjustments to the limitations on investments, dividends and stock repurchases under the Credit Facility; (iv) reduce the sublimit for issuance of letters of credit under the Credit Facility from $170,000 to $125,000; and (v) make certain adjustments to the borrowing base calculation. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. See Note 7 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the Amendment.
The availability of the maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At June 30, 2019, based on our qualified collateral, a total of $142,143 was available to us for loans and letters of credit under the Credit Facility. At June 30, 2019, there were no loans outstanding under the Credit Facility but we had outstanding $14,813 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $127,330 available for our use as of that date.
Sources and Uses of Cash
During the six months ended June 30, 2019 and 2018, we had net cash inflows from operating activities of continuing operations of $58,913 and $76,316, respectively. This $17,403 decrease was primarily due to the reimbursement of litigation costs from Comdata and the enactment of the federal biodiesel blenders' tax credit during the six months ended June 30, 2018, that did not recur during the six months ended June 30, 2019. This decrease was partially offset by higher operating cash flow in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, after excluding the impact of the Comdata litigation costs and the federal biodiesel blenders' tax credit.
During the six months ended June 30, 2019 and 2018, we had net cash outflows from investing activities of continuing operations of $347,436 and $33,937, respectively. The increase in net cash outflows from investing activities of continuing operations primarily resulted from the purchase for $309,637 of 20 travel centers we previously leased from HPT, and also reflects reduced amounts of capital expenditures and sales of improvements to HPT in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. See Notes 3 and 6 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our transactions with HPT.

Related Party Transactions
We have relationships and historical and continuing transactions with HPT, The RMR Group LLC, or RMR, Affiliates Insurance Company, or AIC, and others related to them. For example: HPT is our former parent company, our largest shareholder and our principal landlord; RMR provides management services to both us and to HPT and RMR employs certain of our and HPT's executive officers, as well as our Managing Directors and HPT's managing trustees, and, as of June 30, 2019, HPT and RMR owned approximately 8.5% and 3.7%, respectively, of our outstanding common shares. We also have relationships and historical and continuing transactions with other companies to which RMR or its subsidiaries provide management services and some of which may have directors, trustees and officers who are also directors, trustees or officers of us, HPT or RMR. For further information about these and other such relationships and related party transactions, see Notes 6, 8 and 9 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, please see the section captioned "Risk Factors" of our Annual Report for a description of risks that may arise as a result of these and other related party transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related parties, including our business management agreement with RMR and our various agreements with HPT, are available as exhibits to our filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related parties, including businesses to which RMR or its subsidiaries provide management services.

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
For further information about these and other environmental and climate change matters, and the related risks that may arise, see the disclosure under the heading "Environmental Contingencies" in Note 10 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2019.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2019, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "will," "may" and negatives and derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Among others, the forward-looking statements that appear in this Quarterly Report that may not occur include statements that:

•
Our operating results for the three and six months ended June 30, 2019, reflect certain improvements such as increases in nonfuel revenues and nonfuel gross margin over the same period last year. This may imply that we will increase or maintain these improvements and that we will be profitable in the future. However, certain of these improvements resulted from unique items that may not occur in the future. In addition, customer demand and competitive conditions, among other factors, may significantly impact our nonfuel revenues and the costs of our nonfuel products may increase in the future because of inflation or other reasons. If nonfuel sales volume declines, if we are not able to pass increases in nonfuel costs to our customers or if our nonfuel sales mix changes in a manner that negatively impacts our nonfuel gross margin, our nonfuel revenues or our nonfuel gross margin may decline. In fact, since we became a public company in 2007, we have been able to produce only occasional profits and we have accumulated significant losses. We may be unable to produce future profits and our losses may increase;

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

•
We have made acquisitions and developed new locations and we may make acquisitions and develop new locations in the future including adding sites through franchising. Managing and integrating acquired, developed or franchised locations can be difficult, time consuming and/or more expensive than anticipated and involve risks of financial losses. We may not operate our acquired or developed locations as profitably as we may expect. In addition, acquisitions or property development may subject us to greater risks than our continuing operations, including the assumption of unknown liabilities;

•
We believe the U.S. government may retroactively reinstate the federal biodiesel blenders' tax credit for 2018 and 2019 before the end of 2019 and that we may recognize a reduction in our fuel cost of goods sold for the refund from this credit of approximately $35.0 million relating to 2018 and $17.0 million relating to the first six months of 2019, respectively, in the period in which the U.S. government enacts the tax credit reinstatement. However, the U.S. government may not retroactively reinstate this tax credit at the level we expect or at all and we may not realize the reductions in our fuel cost of goods sold that we expect. In addition, these statements about the federal biodiesel blenders' tax credit may imply that the U.S. government will extend or retroactively reinstate the federal biodiesel blenders’ tax credit for future years. However, the U.S. government may choose not to do so;

•
Statements about the franchise agreements we entered with franchisees pursuant to which we expect to add TA branded travel centers to our network, as well as, the pipeline of site acquisition opportunities being pursued. These franchise agreements are subject to conditions and these franchise arrangements may not occur or may be delayed, and the terms of the arrangements may change. In addition, acquisition opportunities may not occur or may subject us to greater risks than anticipated. These opportunities may not result in the increased EBITDA and cash flows as expected;

•
We expect to realize increased sales from our truck service programs and have incurred costs to hire and train additional truck service personnel to support that planned increase in sales. Our truck services are subject to significant and increasing competition. We may not realize the increased sales from our truck services that we expect and any increased sales we may realize may not exceed the increased costs we incur;

•
We have a Credit Facility with a current maximum availability of $200.0 million. The availability of this maximum amount is subject to limits based on our qualified collateral, including our eligible cash, accounts receivable and inventory, that varies in amount from time to time. Accordingly, our borrowing and letter of credit availability at any time may be less than $200.0 million. At June 30, 2019, based on our eligible collateral at that date, our borrowing and letter of credit availability was $142.1 million, of which we had used $14.8 million for outstanding letters of credit.  The maximum amount available under the Credit Facility may be increased to $300.0 million, the availability of which is subject to limits based on our available collateral and lender participation. However, if we do not have sufficient collateral or if we are unable to identify lenders willing to increase their commitments or join our Credit Facility, we may not be able to increase the size of our Credit Facility or the availability of borrowings when we may want or need to do so; and

•
We may seek to finance or sell unencumbered real estate that we own. However, we do not know the extent to which we can monetize our existing unencumbered real estate or what the terms of any such financing or sale would be.

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

•
Future commodity fuel price increases, fuel price volatility or other factors may cause us to need more working capital to maintain our inventory and carry our accounts receivable at higher balances than we now expect and the general availability of, demand for and pricing of motor fuels may change in ways which lower the profitability associated with our selling motor fuels;

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

•	Our labor costs may continue to increase in response to business and market demands and conditions, business opportunities or pursuant to legal requirements;

•	Fuel supply disruptions may occur, which may limit our ability to purchase fuel for resale;

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

•
Although we believe that we benefit from our relationships with our related parties, including HPT, RMR and others affiliated with them, actual and potential conflicts of interest with related parties may present a contrary perception or result in litigation, and the benefits we believe we may realize from the relationships may not materialize.

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

Part II. Other Information

Item 1. Legal Proceedings
The disclosure under the heading "Legal Proceedings" in Note 10 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this Quarterly Report, is incorporated herein by reference.

Item 1A.  Risk Factors
There have been no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed under the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or our Annual Report, except for the additions below.
Ownership limitations and certain other provisions in our charter, bylaws and certain material agreements may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our charter, or our Articles, and amended and restated bylaws, or bylaws, contain provisions that prohibit any stockholder from owning more than 5% (in value or in number of shares, whichever is more restrictive) of any class or series of our outstanding shares of capital stock, including our common stock. The 5% ownership limitation in our Articles and bylaws is consistent with our contractual obligations with Hospitality Properties Trust, or HPT, to not take actions that may conflict with HPT’s status as a REIT under the Code and is intended to help us preserve the tax treatment of our tax credit carryforwards, net operating losses and other tax benefits. We also believe these provisions promote good orderly governance. However, these provisions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a stockholder may consider favorable.
Additionally, other provisions contained in our Articles and bylaws may also inhibit acquisitions of a significant stake in us and deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a stockholder may consider favorable, including, for example, provisions relating to:

•	the division of our Board of Directors into three classes, with the term of one class expiring at each annual meeting of stockholders;

•	the authority of our Board of Directors, and not our stockholders, to adopt, amend or repeal our bylaws and to fill vacancies on the Board of Directors;

•
 limitations on the ability of stockholders to cause a special meeting of stockholders to be held and a prohibition on stockholders acting by written consent unless the consent is a unanimous consent of all our stockholders entitled to vote on the matter;

•
required qualifications for an individual to serve as a Director and a requirement that certain of our Directors be “Managing Directors” and other Directors be “Independent Directors,” as defined in the governing documents;

•	the power of our Board of Directors, without stockholders’ approval, to authorize and issue additional shares of stock of any class or type on terms that it determines;

•	limitations on the ability of our stockholders to propose nominees for election as Directors and propose other business to be considered at a meeting of stockholders;

•
a requirement that an individual Director may be removed only for cause (as defined in our Articles) and then only by the affirmative vote of stockholders entitled to cast 75% of the votes entitled to be cast in the election of directors;

•	a requirement that any matter that is not approved by our Board of Directors receive the affirmative vote of stockholders entitled to cast 75% of the votes entitled to be cast on the matter;

•
our elections being subject to Section 3-601 et seq. of the Maryland General Corporation Law, which generally prohibits us from engaging in a business combination with an interested stockholder (as defined in the statute);

•
 requirements that stockholders comply with regulatory requirements (including Illinois, Louisiana, Montana and Nevada gaming and Indiana insurance licensing requirements) affecting us which could effectively limit stock ownership of us, including in some cases, to 5% of our outstanding shares of common stock; and

•	requirements that any person nominated to be a Director comply with any clearance and pre-clearance requirements of state gaming or insurance licensing laws applicable to our business.
In addition, the HPT Leases, our business management agreement with The RMR Group LLC, or RMR, and our credit agreement for our $200.0 million secured revolving credit facility, or our Credit Facility, each provide that our rights and benefits under those agreements may be terminated in the event that anyone acquires more than 9.8% of our shares of capital stock or we experience some other change in control, as defined in those agreements, without the consent of HPT, RMR or the lenders under our Credit Facility, respectively. In addition, our obligation to repay deferred rent then outstanding under our amended leases with HPT may be accelerated if, among other things, a Director not nominated or elected by the then members of our Board of Directors is elected to our Board of Directors or if our stockholders adopt a proposal (other than a precatory proposal) not recommended for adoption by the then members of our Board of Directors. For these reasons, among others, our stockholders may be unable to realize a change in control premium for securities they own of us or otherwise effect a change of our policies or a change of our control.
Our rights and the rights of our stockholders to take action against our Directors, officers, HPT and RMR are limited.
Our governing documents limit the liability of our Directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our Directors and officers will not have any liability to us and our stockholders for money damages other than liability resulting from (i) actual receipt of an improper benefit or profit in money, property or services; or (ii) active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.
Our Articles also generally require us, to the fullest extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, to pay or reimburse reasonable expenses in advance of final disposition of a proceeding to, our present and former Directors and officers, HPT, RMR, and the respective trustees, directors and officers of HPT and RMR for losses they may incur arising from claims or actions in which any of them may be involved in connection with any act or omission by such person or entity on behalf of or with respect to us, unless, with respect to HPT, RMR, and the respective trustees, directors and officers of HPT and RMR, there has been a final, nonappealable judgment entered by an arbiter determining that such person or entity acted in bad faith or engaged in fraud, willful misconduct or, in the case of a criminal matter, acted with knowledge that his, her or its conduct was unlawful. We expect to enter into individual indemnification agreements with our Directors and officers, which we expect will provide similar indemnification obligations with respect to such persons. As a result, we and our stockholders may have more limited rights against our present and former Directors and officers, HPT, RMR, and the respective trustees, directors and officers of HPT and RMR than might otherwise exist absent the provisions in our Articles and our anticipated indemnification agreements or that might exist with other companies, which could limit our stockholders’ recourse in the event of actions not in our stockholders’ best interest.
Stockholder litigation against us or our Directors, officers, manager, other agents or employees may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to stockholders asserting claims than in-court litigation.
Our stockholders agree, by virtue of becoming stockholders, that they are bound by our governing documents, including the arbitration provisions of our bylaws and Articles, as they may be amended from time to time. Our governing documents provide that certain actions by one or more of our stockholders against us or any of our Directors, officers, manager, other agents or employees, including RMR and its successors, other than any request for a declaratory judgment or similar action regarding the meaning, interpretation or validity of any provision of our governing documents, will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, including any of our Directors, officers, manager, other agents or employees, including RMR and its successors, unilaterally so demands. As a result, we and our stockholders would not be able to pursue litigation in state or federal court against us or our Directors, officers, manager, other agents or employees, including RMR and its successors,  including, for example, claims alleging violations of federal securities laws or breach of duties, if we or any of our Directors, officers, manager, other agents or employees, including RMR and its successors, against whom the claim is made unilaterally demands the matter be resolved by arbitration. Instead, our stockholders would be required to pursue such claims through binding and final arbitration.

Our bylaws provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in our governing documents. These procedures may provide materially more limited rights to our stockholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our governing documents’ arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our stockholders, the rules governing such representation or class arbitration may be different from, and less favorable to stockholders than, the rules governing representative or class action litigation in courts. Our governing documents also generally provide that each party to such an arbitration is required to bear its own costs in the arbitration, including attorneys’ fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any stockholder or such stockholder’s attorneys. The arbitration provisions of our governing documents may discourage our stockholders from bringing, and attorneys from agreeing to represent our stockholders wishing to bring, litigation against us or our Directors, officers, manager, other agents or employees, including RMR and its successors. Our agreements with HPT and RMR have similar arbitration provisions to those in our governing documents.
We believe that the arbitration provisions in our governing documents are enforceable under both state and federal law, including with respect to federal securities laws claims. In addition, the United States Supreme Court has repeatedly upheld agreements to arbitrate other federal statutory claims, including those that implicate important federal policies. However, some academics, legal practitioners and others are of the view that charter or bylaw provisions mandating arbitration are not enforceable with respect to federal securities laws claims. It is possible that the arbitration provisions of our bylaws may ultimately be determined to be unenforceable.
By agreeing to the arbitration provisions of our governing documents, stockholders will not be deemed to have waived compliance by us with federal securities laws and the rules and regulations thereunder.
Our governing documents designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, manager, agents or employees.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any director, officer, manager, agent or employee of ours to us or our stockholders; (3) any action asserting a claim against us or any director, officer, manager, agent or employee of ours arising pursuant to Maryland law or our Articles or bylaws brought by or on behalf of a stockholder either on such stockholder’s own behalf, on our behalf or on behalf of any series or class of our shares of stock or stockholders against us or any of our directors, officers, manager, agents or employees, including any claims relating to the meaning, interpretation, effect, validity, performance or enforcement of our Articles or bylaws; or (4) any action asserting a claim against us or any director, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine of the State of Maryland. The exclusive forum provision of our bylaws does not apply to any dispute that has been referred to binding arbitration in accordance with our Articles or bylaws. The exclusive forum provision of our bylaws does not purport to establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of common stock shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, managers, employees or agents, which may discourage lawsuits against us and our directors, officers, employees or agents.  Alternatively, if a court were to find either the exclusive forum or arbitration provisions unenforceable in any respect, we may incur additional costs associated with resolving such matters, which could adversely affect our business, financial condition or results of operations. We adopted these provisions because we believe each makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements.

Our capital stock has experienced significant price and trading volume volatility and may continue to do so.
Since we became a publicly traded company in January 2007, our capital stock has experienced significant share price and trading volatility, which may continue. The market price of our shares of capital stock has fluctuated and could fluctuate significantly in the future in response to various factors and events, including, but not limited to, the risks set out in our Annual Report as well as:

•	the liquidity of the market for our capital stock;

•	our historic policy to not pay cash dividends;

•	changes in our operating results;

•	issuances of additional shares of capital stock and sales of our capital stock by holders of large blocks of our capital stock, such as HPT, RMR or our Directors or officers;

•	a lack of analyst coverage, changes in analysts’ expectations and unfavorable research reports; and

•	general economic and industry trends and conditions.
In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Recently, global and U.S. financial markets have experienced heightened volatility, including as a result of uncertainty regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, and, more recently, concerns over increasing interest rates (particularly short -term rates), uncertainty regarding the short- and long-term effects of tax reform in the United States and uncertainty regarding trade policies and tariffs implemented by the Administration. This volatility and uncertainty could have a significant impact on the markets for our capital stock and our Senior Notes, the markets in which we operate and a material adverse impact on our business prospects and financial condition.
The nature of our business exposes us to litigation.
We have been, are currently, and expect in the future to be involved in claims and lawsuits arising in the ordinary course of our business, some of which may involve material amounts. For example, we are currently defendants in a lawsuit alleging that we violated the Fair and Accurate Credit Transactions Act and for which the plaintiffs seek statutory damages, punitive damages and certain costs. Other types of claims that we may be subject to from time to time include commercial disputes, employment related claims, including wage and hour claims, and premises liability claims, among others.
Defending litigation may distract management and be expensive, and any adverse rulings or judgments in such litigation may materially impact our business, operating results and liquidity. For more information regarding certain of our legal proceedings see the heading "Legal Proceedings" in Note 10 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2019.

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2019	75	$20.90	—	$—
June 2019	500	18.10	—	—
Total	575	$18.47	—	$—

(1)
During the quarter ended June 30, 2019, all common share purchases were made to satisfy share award recipients' tax withholding and payment obligations in connection with the vesting of awards of common shares, which were repurchased by us based on their fair market value on the repurchase dates.

Item 6.  Exhibits

Exhibit 3.1	Plan of Conversion (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed July 30, 2019)

Exhibit 3.2	Certificate of Conversion of TravelCenters of America LLC (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed July 30, 2019)

Exhibit 3.3	Articles of Conversion of TravelCenters of America LLC (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed July 30, 2019)

Exhibit 3.4	Articles of Incorporation of TravelCenters of America Inc. (Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed July 30, 2019)

Exhibit 3.5	Amended and Restated Bylaws of TravelCenters of America Inc. (Incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K filed July 30, 2019)

Exhibit 4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.3 to our Post Effective Amendment to our Registration Statement on Form S-3 filed August 1, 2019)

Exhibit 4.2
Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed January 15, 2013)

Exhibit 4.3
First Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed January 15, 2013)

Exhibit 4.4
Second Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of December 16, 2014 (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A (File No. 001-33274) filed December 16, 2014)

Exhibit 4.5
Third Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of October 5, 2015 (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A (File No. 001-33274) filed October 5, 2015)

Exhibit 4.6
Fourth Supplemental Indenture by and between TravelCenters of America Inc. (as successor by statutory conversion to TravelCenters of America LLC) and U.S. Bank National Association, as trustee, dated as of August 1, 2019 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 1, 2019)

Exhibit 4.7	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

Exhibit 4.8	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

Exhibit 4.9	Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

Exhibit 10.1	Summary of Director Compensation (filed herewith)

Exhibit 10.2	Amendment No. 3 to Amended and Restated Loan and Security Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July, 22, 2019)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 101.1
The following materials from TravelCenters of America Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity and (v) related notes to these financial statements, tagged as blocks of text (filed herewith)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELCENTERS OF AMERICA INC.

		By:	/s/ William E. Myers
Date:	August 5, 2019		Name:	William E. Myers
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)