Form 10-Q
period 2019-09-30
TravelCenters of America Inc. /MD/
filed 2019-11-05
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019
 Commission File Number: 001-33274

TravelCenters of America Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	20-5701514
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

24601 Center Ridge Road,	Westlake,	OH	44145-5639
(Address and Zip Code of Principal Executive Offices)

(440)	808-9100
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Shares of Common Stock, $0.001 Par Value Per Share	TA	The Nasdaq Stock Market LLC
8.25% Senior Notes due 2028	TANNI	The Nasdaq Stock Market LLC
8.00% Senior Notes due 2029	TANNL	The Nasdaq Stock Market LLC
8.00% Senior Notes due 2030	TANNZ	The Nasdaq Stock Market LLC
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of the registrant's shares of common stock outstanding as of November 4, 2019: 8,085,249.

As used herein the terms "we," "us," "our" and "TA" include TravelCenters of America Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except par value amount)

	September 30, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$32,546	$314,387
Accounts receivable (net of allowance for doubtful accounts of $1,033 and $959 as of September 30, 2019 and December 31, 2018, respectively)	133,906	97,449
Inventory	195,202	196,721
Other current assets	27,433	35,119
Total current assets	389,087	643,676

Property and equipment, net	880,058	628,537
Operating lease assets	1,802,394	—
Goodwill	25,259	25,259
Intangible assets, net	21,179	22,887
Other noncurrent assets	100,335	121,749
Total assets	$3,218,312	$1,442,108

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$167,373	$120,914
Current operating lease liabilities	99,217	—
Current SVC Leases liabilities	—	42,109
Other current liabilities	172,799	125,668
Total current liabilities	439,389	288,691

Long term debt, net	321,196	320,528
Noncurrent operating lease liabilities	1,875,062	—
Noncurrent SVC Leases liabilities	—	353,756
Other noncurrent liabilities	53,403	28,741
Total liabilities	2,689,050	991,716

Stockholders' equity:
Common stock, $0.001 par value, 8,674 shares of common stock authorized as of September 30, 2019 and December 31, 2018, and 8,085 and 8,080 shares of common stock issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	8	8
Additional paid-in capital	697,558	695,307
Accumulated other comprehensive income	484	355
Accumulated deficit	(170,267)	(246,773)
Total TA stockholders' equity	527,783	448,897
Noncontrolling interest	1,479	1,495
Total stockholders' equity	529,262	450,392
Total liabilities and stockholders' equity	$3,218,312	$1,442,108
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Fuel	$1,074,680	$1,172,913	$3,175,492	$3,308,744
Nonfuel	492,089	482,570	1,409,045	1,377,887
Rent and royalties from franchisees	3,723	3,863	10,611	12,022
Total revenues	1,570,492	1,659,346	4,595,148	4,698,653

Cost of goods sold (excluding depreciation):
Fuel	995,222	1,096,065	2,944,465	3,074,621
Nonfuel	197,585	192,507	553,351	538,162
Total cost of goods sold	1,192,807	1,288,572	3,497,816	3,612,783

Site level operating expense	241,740	233,344	709,105	685,217
Selling, general and administrative expense	40,178	35,490	116,850	99,464
Real estate rent expense	63,911	71,116	194,094	212,036
Depreciation and amortization expense	24,146	20,407	72,118	62,076

Income from operations	7,710	10,417	5,165	27,077

Interest expense, net	7,048	7,518	21,262	21,963
Other (income) expense, net	(60)	(569)	370	1,627
Income (loss) before income taxes and discontinued operations	722	3,468	(16,467)	3,487
Benefit (provision) for income taxes	1,150	(1,879)	6,819	713
Income (loss) from continuing operations	1,872	1,589	(9,648)	4,200
Loss from discontinued operations, net of taxes	—	(72,070)	—	(118,683)
Net income (loss)	1,872	(70,481)	(9,648)	(114,483)
Less: net income for noncontrolling interest	40	33	89	121
Net income (loss) attributable to common stockholders	$1,832	$(70,514)	$(9,737)	$(114,604)

Other comprehensive (loss) income, net of taxes:
Foreign currency (loss) gain, net of taxes of $(14), $22, $37 and $(42), respectively	$(8)	$31	$38	$(72)
Interest in equity investee's unrealized (losses) gains on investments	(46)	173	91	90
Other comprehensive (loss) income attributable to common stockholders	(54)	204	129	18

Comprehensive income (loss) attributable to common stockholders	$1,778	$(70,310)	$(9,608)	$(114,586)

Net income (loss) per share of common stock attributable to common stockholders:
Basic and diluted from continuing operations	$0.23	$0.20	$(1.20)	$0.51
Basic and diluted from discontinued operations	—	(9.07)	—	(14.86)
Basic and diluted	0.23	(8.87)	(1.20)	(14.35)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,648)	$(114,483)
Less: loss from discontinued operations, net of taxes	—	(118,683)
(Loss) income from continuing operations	(9,648)	4,200
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities of continuing operations:
Noncash rent (credits) charges, net	(14,233)	(10,857)
Depreciation and amortization expense	72,118	62,076
Deferred income tax benefit	(5,660)	(15,285)
Changes in operating assets and liabilities:
Accounts receivable	(36,615)	(44,154)
Inventory	1,534	(11,170)
Other assets	7,472	(66)
Accounts payable and other liabilities	74,027	107,887
Other, net	3,277	22,776
Net cash provided by operating activities of continuing operations	92,272	115,407
Net cash provided by operating activities of discontinued operations	—	7,423
Net cash provided by operating activities	92,272	122,830

Cash flows from investing activities:
Acquisitions of travel centers from SVC	(309,637)	—
Capital expenditures	(63,157)	(106,756)
Proceeds from asset sales to SVC	—	44,162
Proceeds from asset sales	880	—
Other	(1,500)	(1,359)
Net cash used in investing activities of continuing operations	(373,414)	(63,953)
Net cash used in investing activities of discontinued operations	—	(7,429)
Net cash used in investing activities	(373,414)	(71,382)

Cash flows from financing activities:
Proceeds from sale leaseback transactions with SVC	—	491
Distributions to noncontrolling interest	(105)	(101)
Sale leaseback financing obligation payments	—	(802)
Other	(658)	(970)
Net cash used in financing activities	(763)	(1,382)

Effect of exchange rate changes on cash	64	(80)
Net (decrease) increase in cash and cash equivalents	(281,841)	49,986
Cash and cash equivalents at the beginning of the period	314,387	36,082
Cash and cash equivalents at the end of the period	32,546	86,068
Less: cash of discontinued operations at the end of the period	—	549
Cash and cash equivalents of continuing operations at the end of the period	$32,546	$85,519

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$20,896	$21,855
Income taxes paid, net of refunds	145	166
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total TA Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
June 30, 2019	8,087	$8	$696,878	$538	$(172,099)	$—	$525,325	$1,439	$526,764
Grants under share award plan and stock based compensation, net	(2)	—	680	—	—	(12)	668	—	668
Retirement of treasury stock	—	—	—	—	—	12	12	—	12
Other comprehensive loss, net of taxes	—	—	—	(54)	—	—	(54)	—	(54)
Net income	—	—	—	—	1,832	—	1,832	40	1,872
September 30, 2019	8,085	$8	$697,558	$484	$(170,267)	$—	$527,783	$1,479	$529,262

June 30, 2018	7,954	$8	$694,841	$394	$(170,310)	$—	$524,933	$1,434	$526,367
Grants under share award plan and stock based compensation, net	—	—	(77)	—	—	(970)	(1,047)	—	(1,047)
Retirement of treasury stock	—	—	—	—	—	970	970	—	970
Other comprehensive income, net of taxes	—	—	—	204	—	—	204	—	204
Net (loss) income	—	—	—	—	(70,514)	—	(70,514)	33	(70,481)
September 30, 2018	7,954	$8	$694,764	$598	$(240,824)	$—	$454,546	$1,467	$456,013
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total TA Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2018	8,080	$8	$695,307	$355	$(246,773)	$—	$448,897	$1,495	$450,392
Grants under share award plan and stock based compensation, net	5	—	2,251	—	—	(14)	2,237	—	2,237
Retirement of treasury stock	—	—	—	—	—	14	14	—	14
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(105)	(105)
Other comprehensive income, net of taxes	—	—	—	129	—	—	129	—	129
Cumulative effect of adoption of ASC 842, net of taxes	—	—	—	—	86,243	—	86,243	—	86,243
Net (loss) income	—	—	—	—	(9,737)	—	(9,737)	89	(9,648)
September 30, 2019	8,085	$8	$697,558	$484	$(170,267)	$—	$527,783	$1,479	$529,262

December 31, 2017	7,997	$8	$690,680	$580	$(126,220)	$—	$565,048	$1,447	$566,495
Grants under share award plan and share based compensation, net	(43)	—	4,084	—	—	(970)	3,114	—	3,114
Retirement of treasury stock	—	—	—	—	—	970	970	—	970
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(101)	(101)
Other comprehensive income, net of taxes	—	—	—	18	—	—	18	—	18
Net (loss) income	—	—	—	—	(114,604)	—	(114,604)	121	(114,483)
September 30, 2018	7,954	$8	$694,764	$598	$(240,824)	$—	$454,546	$1,467	$456,013
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
1.Business Description and Basis of Presentation
TravelCenters of America Inc. is a Maryland corporation. Prior to August 1, 2019, we were organized as a Delaware limited liability company. On August 1, 2019, in conjunction with our conversion from a Delaware limited liability company to a Maryland corporation, we assigned a $0.001 par value per share to our common stock and the excess over the par value has been classified as additional paid-in capital on our consolidated balance sheets. In addition, on August 1, 2019, we completed a reverse stock split of our outstanding shares of common stock pursuant to which every five shares of our issued and outstanding common stock were exchanged for one share of our common stock. The common stock information included within this Quarterly Report on Form 10-Q, or this Quarterly Report, has been retrospectively adjusted to reflect the par value and the reverse stock split for all periods and dates presented. See Note 5 for more information about our reverse stock split.
As of September 30, 2019, we operated or franchised 304 travel centers, standalone truck service facilities and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of September 30, 2019, our business included 259 travel centers in 44 states in the United States and the province of Ontario, Canada, primarily along the U.S. interstate highway system, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of our 259 travel centers at September 30, 2019, we owned 51, we leased 181, we operated two for a joint venture in which we own a noncontrolling interest and 25 were owned or leased from others by our franchisees. We operated 232 of our travel centers and franchisees operated 27 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants and various customer amenities.
As of September 30, 2019, our business included two standalone truck service facilities operated under the "TA Truck Service" brand name. Of our two standalone truck service facilities, we leased one and owned one. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
As of September 30, 2019, our business included 43 standalone restaurants in 12 states in the United States operated primarily under the "Quaker Steak & Lube," or QSL, brand name. Of our 43 standalone restaurants at September 30, 2019, we operated 15 restaurants (six we owned, eight we leased and one we operated for a joint venture in which we owned a noncontrolling interest) and 28 were owned or leased from others and operated by our franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
On December 5, 2018, we sold 225 convenience stores, one standalone restaurant and certain related assets, or our convenience stores business. As a result, the results of our convenience stores business are reported as discontinued operations for the three and nine months ended September 30, 2018, in our consolidated statements of operations and comprehensive income (loss). See Note 4 for more information about our discontinued operations.
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
(dollars and shares in thousands, except par value and per share amounts)
Reclassifications. Certain prior year amounts have been reclassified to be consistent with the current year presentation within our consolidated financial statements.
Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 1 input), the aggregate fair value of our Senior Notes on September 30, 2019, was $333,236.
Goodwill Impairment
Goodwill is tested for impairment annually as of July 31, or more frequently if the circumstances warrant, at the reporting unit level. As of July 31, 2019, we evaluated our travel centers and QSL reporting units for impairment using a qualitative analysis which included evaluating financial trends and industry and market conditions and assessing the reasonableness of the assumptions used in the most recent quantitative analysis, including comparing actual results to the projections used in the quantitative analysis. Based on our analyses, we concluded that as of July 31, 2019, our goodwill in those reporting units was not impaired.
Changes in Accounting Principles
In February 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2016-02, Leases, or ASU 2016-02, which established a comprehensive lease standard under GAAP for virtually all industries. In August 2018, the FASB issued Accounting Standards Update 2018-11, Targeted Improvements to ASC 842, or ASU 2018-11, which allowed companies to adopt the standard using the modified retrospective transition method. ASU 2016-02 and 2018-11 are collectively referred to as ASC 842. ASC 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification determines whether the lease expense is recognized based on the effective interest method or on a straight line basis over the term of the lease. A lessee is also required to recognize a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. We adopted ASC 842 on January 1, 2019, using the modified retrospective transition method, and elected to not restate prior year comparative periods. We elected to adopt the package of practical expedients; accordingly, we retained the lease classification and initial direct costs for any leases that existed prior to adoption and we did not revisit whether any existing or expired contracts contain leases. See Note 6 for more information about the impact of ASC 842.
In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation, or ASU 2018-07, which aligns the accounting for stock based payments to nonemployees with the accounting for stock based payments to employees. We adopted ASU 2018-07 on January 1, 2019, using the modified retrospective transition method, which had no impact on our prior year comparative periods. Historically, compensation expense related to stock awards granted to nonemployees was determined based on the vesting date fair value. Under ASU 2018-07, compensation expense relating to all stock awards is now measured at the grant date fair value and amortized to expense over the related vesting period. Upon adoption of ASU 2018-07, stock awards to nonemployees were remeasured using the adoption date fair value, or the market value of our shares of common stock as of January 1, 2019. We include stock based compensation expense in selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss).

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
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
Disaggregation of Revenues
We disaggregate our revenues based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive income (loss). Nonfuel revenues disaggregated by type of good or service for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Nonfuel revenues:
Store and retail services	$196,530	$191,001	$570,850	$549,326
Truck service	186,430	182,854	521,056	515,489
Restaurant	109,129	108,715	317,139	313,072
Total nonfuel revenues	$492,089	$482,570	$1,409,045	$1,377,887
Contract Liabilities
Our contract liabilities, which are presented in our consolidated balance sheets in other current and other noncurrent liabilities, primarily include deferred revenues related to our customer loyalty programs, gift cards, rebates payable to customers and other deferred revenues. The following table shows the changes in our contract liabilities between periods.

	Customer Loyalty Programs	Other	Total
December 31, 2017	$15,165	$4,681	$19,846
Increases due to unsatisfied performance obligations arising during the period	81,517	10,083	91,600
Revenues recognized from satisfying performance obligations during the period	(74,548)	(10,064)	(84,612)
Other	(6,644)	(1,230)	(7,874)
December 31, 2018	15,490	3,470	18,960
Increases due to unsatisfied performance obligations arising during the period	76,433	9,100	85,533
Revenues recognized from satisfying performance obligations during the period	(66,165)	(7,468)	(73,633)
Other	(7,497)	(814)	(8,311)
September 30, 2019	$18,261	$4,288	$22,549
As of September 30, 2019, we expect the unsatisfied performance obligations relating to our customer loyalty programs will be satisfied within 12 months.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
3. Acquisitions
In January 2019, we entered into agreements, or the Transaction Agreements, with Service Properties Trust (formerly known as Hospitality Properties Trust), or SVC, pursuant to which, among other things, we purchased 20 travel centers for $309,637, which amount includes $1,437 of transaction related costs. These acquisitions were accounted for as asset acquisitions that resulted in the derecognition of certain operating lease assets and liabilities for a net recognized aggregate cost basis of the acquired assets of $284,902. See Note 6 for more information about the Transaction Agreements and our leases with SVC and Note 9 for more information about our relationship with SVC.
As of September 30, 2019, we had entered into agreements to acquire one operating travel center business for $11,600, which we expect to account for as a business acquisition, and one parcel of land for $1,358, which we expect to account for as an asset acquisition. We expect to complete these acquisitions by the end of the first quarter of 2020, but these purchases are subject to conditions and may not occur, may be delayed or the terms may change.

4. Discontinued Operations
On December 5, 2018, we completed the sale of our convenience stores business for an aggregate sales price of $330,609. We received net proceeds from this sale of $319,853 after transaction related costs of $9,650 and cash sold of $1,106. For more information about our discontinued operations, refer to Note 4 to the Consolidated Financial Statements in our Annual Report.
The following table presents the results of operations for our discontinued operations for the three and nine months ended September 30, 2018.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues	$219,730	$606,574
Cost of goods sold (excluding depreciation)	183,515	500,830
Site level operating expense	27,595	81,566
Selling, general and administrative expense	2,659	7,458
Real estate rent expense	571	1,720
Depreciation and amortization expense	4,533	20,330
Impairment of goodwill	17,942	69,442
Loss from discontinued operations before income taxes	(17,085)	(74,772)
Benefit for income taxes	3,755	14,829
Loss from discontinued operations, net of taxes	(13,330)	(59,943)
Loss upon classification as held for sale	(78,681)	(78,681)
Benefit for income taxes	19,941	19,941
Loss from discontinued operations	$(72,070)	$(118,683)

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
5.  Earnings Per Share of Common Stock from Continuing Operations
On August 1, 2019, in conjunction with our conversion from a Delaware limited liability company to a Maryland corporation, we completed a reverse stock split of our outstanding shares of common stock pursuant to which every five shares of our issued and outstanding common stock were exchanged for one share of our common stock. No fractional shares were issued in the reverse stock split. Instead, fractional shares that otherwise would have resulted from the reverse stock split were purchased by us at the closing price of our common stock on July 31, 2019. The common stock information included within this Quarterly Report has been retrospectively adjusted to reflect this reverse stock split.
The following table presents a reconciliation of income (loss) from continuing operations to income (loss) from continuing operations available to common stockholders and the related earnings per share of common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (loss) from continuing operations	$1,872	$1,589	$(9,648)	$4,200
Less: net income for noncontrolling interest	40	33	89	121
Income (loss) from continuing operations attributable to common stockholders	1,832	1,556	(9,737)	4,079
Less: income (loss) from continuing operations attributable to participating securities	70	53	(377)	183
Income (loss) from continuing operations available to common stockholders	$1,762	$1,503	$(9,360)	$3,896

Weighted average shares of common stock(1)	7,777	7,680	7,770	7,627

Basic and diluted income (loss) per share of common stock from continuing operations attributable to common stockholders	$0.23	$0.20	$(1.20)	$0.51
(1) Reflects the retrospective adjustment related to the reverse stock split completed on August 1, 2019, and excludes unvested shares of common stock awarded under our share award plans, which shares of common stock are considered participating securities because they participate equally in earnings and losses with all of our other shares of common stock. The weighted average number of unvested shares of common stock outstanding for the three months ended September 30, 2019 and 2018, was 309 and 274, respectively. The weighted average number of unvested shares of common stock outstanding for the nine months ended September 30, 2019 and 2018, was 313 and 358, respectively.

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
On the date we adopted ASC 842, we recognized operating lease assets of $1,785,866 and operating lease liabilities of $1,996,957. We also recognized an adjustment to our beginning accumulated deficit of $86,243, net of taxes, consisting of (i) the previously recognized deferred gain on sale leaseback transactions of $113,712, (ii) the previously recognized liability for certain failed sale leaseback transactions recognized as financings of $1,591 and (iii) the related tax effect of $29,060.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
As a Lessee
We have lease agreements covering many of our properties, as well as various equipment, with the most significant leases being our five leases with SVC, which are further described below. Certain of our leases include renewal options and purchase options. Renewal periods are included in calculating our operating lease assets and liabilities when they are reasonably certain. Leases with an initial term of 12 months or less are not recognized in our consolidated balance sheets. As of September 30, 2019, all of our leases were classified as operating leases.
Certain of our operating leases provide for variable lease costs, which primarily include percentage rent and our obligation for the estimated cost of removing underground storage tanks under the SVC Leases (as defined below).
Our lease costs are included in various balances in our consolidated statements of operations and comprehensive income (loss), as shown in the following table. For the three and nine months ended September 30, 2019, our lease costs consisted of the following:

	Classification in our Consolidated Statements of Operations and Comprehensive Income (Loss)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs: SVC Leases	Real estate rent expense	$59,410	$180,954
Operating lease costs: other	Real estate rent expense	2,781	8,257
Variable lease costs: SVC Leases	Real estate rent expense	1,575	4,461
Variable lease costs: other	Real estate rent expense	145	422
Total real estate rent expense		63,911	194,094
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	930	2,147
Short-term lease costs	Site level operating expense and selling, general and administrative expense	710	2,255
Sublease income	Nonfuel revenues	(532)	(1,687)
Net lease costs		$65,019	$196,809
Maturities of our operating lease liabilities that had remaining noncancelable lease terms in excess of one year as of September 30, 2019, were as follows:

	SVC Leases(1)	Other	Total
Years ended December 31:
2019	$67,856	$1,727	$69,583
2020	271,336	6,373	277,709
2021	270,799	5,354	276,153
2022	268,936	4,238	273,174
2023	255,343	2,907	258,250
Thereafter	2,289,636	8,195	2,297,831
Total operating lease payments	3,423,906	28,794	3,452,700
Less: present value discount(2)	(1,473,109)	(5,312)	(1,478,421)
Present value of operating lease liabilities	$1,950,797	$23,482	$1,974,279
(1) Includes rent for properties we sublease from SVC and pay directly to SVC's landlords.
(2) The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the SVC Leases and our incremental borrowing rate for all other leases.
The weighted average remaining lease term as of September 30, 2019, was 13 years. Our weighted average discount rate as of September 30, 2019, was 9.4%.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
During the nine months ended September 30, 2019, we paid $208,327 for amounts that had been included in the measurement of our operating lease liabilities.
As of September 30, 2019, our operating lease assets and liabilities consisted of the following:

	SVC Leases	Other	Total
Operating lease assets	$1,780,064	$22,330	$1,802,394
Current operating lease liabilities	93,627	5,590	99,217
Noncurrent operating lease liabilities	1,857,170	17,892	1,875,062
As previously disclosed in our Annual Report and under the previous lease accounting standard, future minimum lease payments required under leases that had remaining noncancelable lease terms in excess of one year as of December 31, 2018, were as follows (included herein are the full payments then due under the SVC Leases, including the amount attributed to the lease of those sites that were accounted for as a financing as of December 31, 2018, in our consolidated balance sheet as reflected in the sale leaseback financing obligations):

Total
Years ended December 31:
2019	$302,855
2020	301,220
2021	299,393
2022	296,551
2023	295,534
Thereafter	1,980,078
Total	$3,475,631
The amounts in the table above are as of December 31, 2018, and do not reflect the $43,148 annual minimum rent reduction resulting from the Transaction Agreements entered into in January 2019, as further described below.
Leasing Agreements with SVC
As of September 30, 2019, we leased from SVC a total of 179 properties under five leases, four of which we refer to as the TA Leases and one of which we refer to as the Petro Lease, and which we refer to collectively as the SVC Leases. In January 2019, we entered into the Transaction Agreements, pursuant to which:
•We purchased from SVC 20 travel center properties, which we previously leased from SVC, for a total purchase price of $309,637, including $1,437 of transaction related costs.
•As a result of our purchases of the 20 travel center properties, our annual minimum rent due to SVC was reduced by $43,148.
•The term of each SVC Lease was extended by three years.
•Commencing on April 1, 2019, we began to pay SVC 16 quarterly installments of approximately $4,404 each (an aggregate of $70,458) to fully satisfy and discharge our $150,000 deferred rent obligation to SVC that otherwise would have become due in five installments between 2024 and 2030. We paid to SVC $4,404 and $8,807 in respect of such obligation for the three and nine months ended September 30, 2019, respectively.
•Commencing with the year ending December 31, 2020, we will be obligated to pay to SVC an additional amount of percentage rent equal to one-half percent (0.5%) of the excess of our annual nonfuel revenues at leased sites over the nonfuel revenues for each respective site for the year ending December 31, 2019.
•Certain of the 179 travel center properties that we continue to lease from SVC were reallocated among the SVC Leases.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
As a result of the Transaction Agreements, our operating lease assets and liabilities each increased by $23,673. In addition, the purchase of the 20 travel center properties resulted in the derecognition of certain operating lease assets and liabilities. See Note 3 for more information about these acquisitions.
On October 14, 2019, we and SVC amended the SVC Leases, pursuant to which, among other things, certain of the 179 travel center properties that we lease from SVC were reallocated among the SVC Leases. The amendments did not have a material impact on our real estate rent expense or operating lease assets and liabilities.
In addition to the payment of annual minimum rent, the SVC Leases provide for payment to SVC of percentage rent, calculated at 3.0% of the increase in total nonfuel revenues at each property over base year levels (the base year is 2012 for 35 properties, 2015 for 138 properties, 2017 for two properties, 2019 for three properties and 2020 for one property). The percentage rent amounts due were $1,020 and $1,002 for the three months ended September 30, 2019 and 2018, respectively, and $3,047 and $2,674 for the nine months ended September 30, 2019 and 2018, respectively. As noted above, pursuant to the Transaction Agreements, we are obligated to pay additional percentage rent commencing with the year ended December 31, 2020.
We recognized total rent expense under the SVC Leases of $60,985 and $68,513 for the three months ended September 30, 2019 and 2018, respectively, and $185,415 and $204,224 for the nine months ended September 30, 2019 and 2018, respectively.
During the nine months ended September 30, 2018, we sold to SVC $44,653 of improvements we made to properties leased from SVC; as a result, pursuant to the terms of the SVC Leases, our annual minimum rent payable to SVC increased by $3,795. During the nine months ended September 30, 2019, we did not sell to SVC any improvements we made to properties leased from SVC. At September 30, 2019, our property and equipment balance included $31,589 of improvements of the type that we historically requested that SVC purchase for an increase in annual minimum rent; however, we may elect not to sell some of those improvements and SVC is not obligated to purchase these improvements.
Pursuant to a rent deferral agreement with SVC, deferred rent shall be accelerated and interest shall begin to accrue thereon at 1.0% per month on the deferred rent amounts if certain events occur, including: our default under the SVC Leases; a change of control of us, as defined in the deferral agreement; or our declaration or payment of a dividend or other distribution in respect of our common stock. The total amount of deferred rent outstanding as of September 30, 2019, was $61,651.
As permitted by the SVC Leases, we sublease a portion of certain travel centers to third parties to operate other retail operations. These subleases are classified as operating leases. We recognized sublease rental income of $532 and $543 for the three months ended September 30, 2019 and 2018, respectively, and $1,687 and $1,721 for the nine months ended September 30, 2019 and 2018, respectively.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
The following table summarizes the various amounts related to the SVC Leases that were included in our consolidated balance sheet as of December 31, 2018.

December 31, 2018
Current SVC Leases liabilities:
Accrued rent	$24,721
Sale leaseback financing obligations(1)	1,032
Straight line rent accrual(2)	2,458
Deferred gain(3)	10,128
Deferred tenant improvements allowance(4)	3,770
Total current SVC Leases liabilities	$42,109

Noncurrent SVC Leases liabilities:
Deferred rent obligation(5)	$150,000
Sale leaseback financing obligations(1)	22,365
Straight line rent accrual(2)	46,431
Deferred gain(3)	100,913
Deferred tenant improvements allowance(4)	34,047
Total noncurrent SVC Leases liabilities	$353,756
(1) Sale Leaseback Financing Obligations. As of December 31, 2018, the assets related to two travel centers we leased from SVC were reflected in our consolidated balance sheet, as were the related financing obligations. This accounting was required primarily because, at the time of the inception of the prior leases with SVC, more than a minor portion of these two travel centers was subleased to third parties. Upon adoption of ASC 842, these failed sale leasebacks were reclassified as operating leases, which resulted in a gain that was recognized in our beginning accumulated deficit as of January 1, 2019. See above for more information about the impact of adopting ASC 842.
(2) Straight Line Rent Accrual. As of December 31, 2018, the straight line rent accrual included the accrued rent expense from 2007 to 2012 for stated increases in our annual minimum rent due under our then existing TA Lease. The TA Leases we entered into in connection with a transaction agreement we entered into with SVC in 2015 contain no stated rent payment increases. Prior to the adoption of ASC 842, we amortized this accrual on a straight line basis over the current terms of the TA Leases as a reduction of real estate rent expense. The straight line rent accrual also included our obligation for the estimated cost of removing underground storage tanks at properties leased from SVC at the end of the related lease; we recognized these obligations on a straight line basis over the term of the related leases as additional real estate rent expense. As of January 1, 2019, the straight line rent accrual was reclassified as a reduction to our operating lease assets and the obligation for the estimated cost of removal of underground storage tanks was reclassified to other noncurrent liabilities.
(3) Deferred Gain. The deferred gain primarily included $145,462 of gains from the sales of travel centers and certain other assets to SVC during 2015 and 2016. Prior to the adoption of ASC 842, we amortized the deferred gains on a straight line basis over the terms of the related leases as a reduction of real estate rent expense. Upon adoption of ASC 842, we recognized the unamortized deferred gain of $85,053, net of taxes, in our beginning accumulated deficit as of January 1, 2019. See above for more information about the impact of adopting ASC 842.
(4) Deferred Tenant Improvements Allowance. SVC funded certain capital projects at the properties we lease under the SVC Leases without an increase in rent payable by us. In connection with SVC's initial capital commitment, we recognized a liability for rent deemed to be related to this capital commitment as a deferred tenant improvements allowance. Prior to the adoption of ASC 842, we amortized the deferred tenant improvements allowance on a straight line basis over the terms of the SVC Leases as a reduction of real estate rent expense. Upon the adoption of ASC 842, the unamortized balance of the deferred tenant improvements allowance was reclassified as a reduction to our operating lease assets as of January 1, 2019.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
(5) Deferred Rent Obligation. Pursuant to a rent deferral agreement with SVC, we previously deferred as of December 31, 2010, a total of $150,000 of rent payable to SVC, which remained outstanding as of December 31, 2018, and had been due in five installments between 2024 and 2030. Upon the adoption of ASC 842, these future lease payments were included in our calculation of our operating lease assets and liabilities and the deferred rent obligation was reclassified as a reduction to our operating lease assets as of January 1, 2019. In January 2019, as described above and pursuant to the terms of the Transaction Agreements, our deferred rent obligation was reduced to $70,458, payable in 16 equal quarterly installments commencing on April 1, 2019, and our operating lease assets and liabilities were remeasured using these revised payment amounts. The total amount of deferred rent outstanding as of September 30, 2019, was $61,651.
As a Lessor
As of September 30, 2019, we leased two travel centers to franchisees. These two lease agreements expire in June 2022. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. During the nine months ended September 30, 2018, we leased four travel centers to franchisees, one of which expired prior to June 30, 2018, and one expired in the three months ended September 30, 2018. Rent revenue from these operating leases totaled $572 and $690 for the three months ended September 30, 2019 and 2018, respectively, and $1,722 and $2,502 for the nine months ended September 30, 2019 and 2018, respectively. Future minimum lease payments due to us for the two leased sites under these operating leases as of September 30, 2019, was $563 for the remainder of 2019, $2,250 for each of the years 2020 and 2021 and $1,125 for 2022. See above for information regarding certain properties that we lease from SVC in which we sublease a portion of the properties to third parties to operate other retail operations.

7. Revolving Credit Facility
On July 19, 2019, we and certain of our subsidiaries, as borrowers or guarantors, entered into an amendment, or the Amendment, to our amended and restated loan and security agreement, or the Credit Facility, dated October 25, 2011, with Wells Fargo Capital Finance, LLC, as administrative agent for various lenders. The Amendment, among other things: (i) extended the maturity of the Credit Facility from December 19, 2019, to July 19, 2024; (ii) reduced the applicable margins on borrowings and standby letter of credit fees by 25 basis points and on commercial letter of credit fees by 12.5 basis points; (iii) made certain adjustments to the limitations on investments, dividends and stock repurchases under the Credit Facility in a manner favorable to us; (iv) reduced the sublimit for issuance of letters of credit under the Credit Facility from $170,000 to $125,000; and (v) made certain adjustments to the borrowing base calculation in a manner we believe to be favorable to us.
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
As of September 30, 2019, the applicable margin was 1.25% for LIBOR borrowings and standby letter of credit fees, 0.25% for Base Rate borrowings and 0.625% for commercial letter of credit fees, in each case subject to adjustment based on facility availability, utilization and other matters. As of September 30, 2019, the unused line fee was 0.25% per annum, subject to adjustment according to the average daily principal amount of unused commitments under the Credit Facility.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
The Credit Facility requires us to maintain certain levels of collateral, limits our ability to incur debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and contains other customary covenants and conditions. The Credit Facility provides for the acceleration of principal and interest payments upon an event of default including, but not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the Credit Facility, and our default under certain contracts, including our leases with SVC and our business management agreement with The RMR Group LLC, or RMR. Our Credit Facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. The amount available to us is determined by reference to a borrowing base calculation based on eligible collateral. At September 30, 2019, based on our qualified collateral, a total of $129,085 was available to us for loans and letters of credit under the Credit Facility. At September 30, 2019, there were no loans outstanding under the Credit Facility but we had outstanding $14,813 of letters of credit issued under that facility, securing certain insurance, fuel tax and other obligations. These letters of credit reduce the amount available for borrowing under the Credit Facility, leaving $114,272 available for use as of that date.

8. Business Management Agreement with RMR
RMR provides us certain services pursuant to a business management agreement that we require to operate our business, and which relate to various aspects of our business. We incurred aggregate fees and costs payable to RMR of $3,572 and $4,029 for the three months ended September 30, 2019 and 2018, respectively, and $9,983 and $11,113 for the nine months ended September 30, 2019 and 2018, respectively, for these services, which includes reimbursements for our share of RMR's costs for providing internal audit services. These amounts are included in selling, general and administrative expense and loss from discontinued operations, net of taxes in our consolidated statements of operations and comprehensive income (loss). For more information about our relationship with RMR refer to Note 9 of this Quarterly Report and Notes 13 and 14 to the Consolidated Financial Statements in our Annual Report.

9. Related Party Transactions
We have relationships and historical and continuing transactions with SVC, RMR, Affiliates Insurance Company, or AIC, and others related to them, including other companies to which RMR or its subsidiaries provide management services and which have directors, trustees and officers who are also our Directors or officers.
Relationship with SVC
We are SVC's largest tenant and SVC is our principal landlord and largest stockholder. As of September 30, 2019, SVC owned 684 shares of our common stock, representing approximately 8.5% of our outstanding shares of common stock.
As of September 30, 2019, we leased from SVC a total of 179 properties under the SVC Leases. RMR provides management services to both us and SVC, and Adam D. Portnoy, the Chair of our Board of Directors and one of our Managing Directors, also serves as a managing trustee and chair of the board of trustees of SVC. See Note 6 for more information about our lease agreements and transactions with SVC.
Relationship with RMR
We have an agreement with RMR to provide management services to us. Adam D. Portnoy is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc., a managing director and the president and chief executive officer of The RMR Group Inc. and an officer and employee of RMR. Andrew J. Rebholz, our other Managing Director and Chief Executive Officer, and our President and Chief Operating Officer, Executive Vice President, Chief Financial Officer and Treasurer, Executive Vice President and General Counsel, and Secretary are also officers and employees of RMR. The RMR Group Inc. is the managing member of RMR. See Note 8 for more information regarding our management agreement with RMR. As of September 30, 2019, RMR owned 299 shares of our common stock, representing approximately 3.7% of our outstanding shares of common stock.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
Relationship with AIC
We, SVC and five other companies to which RMR provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders historically participated in a combined property insurance program arranged and reinsured in part by AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage with unrelated third party insurance providers.
As of September 30, 2019 and December 31, 2018, our investment in AIC had a carrying value of $9,340 and $8,632, respectively. These amounts are included in other noncurrent assets in our consolidated balance sheets. We recognized income of $83 and $826 related to our investment in AIC for the three months ended September 30, 2019 and 2018, respectively, and $617 and $882 for the nine months ended September 30, 2019 and 2018, respectively, which amounts are included in other (income) expense, net in our consolidated statements of operations and comprehensive income (loss). Our other comprehensive (loss) income attributable to common stockholders includes our proportionate share of unrealized losses and gains on fixed income securities held for sale, which are owned by AIC, related to our investment in AIC.
AIC is in the process of dissolving. In connection with its dissolution, we expect to receive a capital distribution in the fourth quarter of 2019.
For more information about these and other such relationships and certain other related party transactions, refer to our Annual Report.

10. Contingencies
Environmental Contingencies
Extensive environmental laws regulate our operations and properties. These laws may require us to investigate and clean up hazardous substances, including petroleum or natural gas products, released at our owned and leased properties. Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance at our locations. We use both underground storage tanks and above ground storage tanks to store petroleum products, natural gas and other hazardous substances at our locations. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water. Under the terms of the SVC Leases, we generally have agreed to indemnify SVC for any environmental liabilities related to properties that we lease from SVC and we are required to pay all environmental related expenses incurred in the operation of the leased properties. We have entered into certain other agreements in which we have agreed to indemnify third parties for environmental liabilities and expenses resulting from our operations.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
At September 30, 2019, we had an accrued liability of $3,143 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $968, resulting in an estimated net amount of $2,175 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
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
Legal Proceedings
We are routinely involved in various legal and administrative proceedings incidental to the ordinary course of our business, including commercial disputes, employment related claims, wage and hour claims, premises liability claims and tax audits among others. We do not expect that any litigation or administrative proceedings in which we are presently involved, or of which we are aware, will have a material adverse effect on our business, financial condition, results of operations or cash flows.
On April 5, 2019, two plaintiffs filed a class action complaint against us in Ohio state court alleging that certain credit and debit card receipts printed by us included more information than permitted by the Fair and Accurate Credit Transactions Act. The complaint does not seek any actual damages, but plaintiffs seek statutory damages for the individual plaintiffs and members of the class, as well as declaratory relief, punitive damages, attorneys' fees and costs. In June 2019, we filed a motion to dismiss. On July 5, 2019, plaintiffs filed an amended complaint, which added a request for injunctive relief and on August 2, 2019, we filed a renewed motion to dismiss, which remains pending. We intend to vigorously defend against these claims. However, the outcome of litigation is inherently uncertain and we are not able to assess our exposure at this time.

11. Inventory
Inventory at September 30, 2019 and December 31, 2018, consisted of the following:

	September 30, 2019	December 31, 2018
Nonfuel products	$164,635	$163,302
Fuel products	30,567	33,419
Total inventory	$195,202	$196,721

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or our Annual Report. Amounts are in thousands of dollars or gallons, as applicable, unless indicated otherwise.

Company Overview
TravelCenters of America Inc. is a Maryland corporation. Prior to August 1, 2019, we were organized as a Delaware limited liability company. On August 1, 2019, in conjunction with our conversion from a Delaware limited liability company to a Maryland corporation, we completed a reverse stock split of our outstanding shares of common stock pursuant to which every five shares of our issued and outstanding common stock were exchanged for one share of our common stock. The common stock information included within this Quarterly Report has been retrospectively adjusted to reflect this reverse stock split for all periods and dates presented. See Note 5 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our reverse stock split.
As of September 30, 2019, we operated or franchised 259 travel centers, two standalone truck service facilities and 43 standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.

Executive Summary of Financial Results
During the three months ended September 30, 2019 and 2018, we had income before income taxes and discontinued operations of $722 and $3,468, respectively. The $2,746 decrease in our income before income taxes and discontinued operations was primarily due to the following factors:
•selling, general and administrative expense increased $4,688, of which $2,577 resulted from increased legal costs and $1,739 was due to increased compensation expense as a result of annual salary increases and increased headcount to support the growth in our business;
•depreciation and amortization expense increased $3,739, primarily as a result of the 20 travel centers we acquired from Service Properties Trust (formerly known as Hospitality Properties Trust), or SVC, in January 2019;
•site level gross margin in excess of site level operating expense declined $1,485, which primarily resulted from higher maintenance, insurance and property tax expenses; and
•real estate rent expense decreased $7,205, primarily as a result of the January 2019 transactions with SVC, somewhat offsetting the other factors.
During the nine months ended September 30, 2019 and 2018, we had a loss before income taxes and discontinued operations of $16,467 and income before income taxes and discontinued operations of $3,487, respectively. The $19,954 change in our (loss) income before income taxes and discontinued operations was primarily due to the following factors:
•selling, general and administrative expense increased $17,386, which was primarily due to a $13,742 increase in legal costs largely resulting from a reimbursement of $10,082 for litigation costs collected from Comdata Inc., or Comdata, during April 2018 and also reflected increased compensation expense as a result of annual salary increases and increased headcount to support the growth in our business;
•site level gross margin in excess of site level operating expense declined $12,426, which primarily resulted from the $23,251 benefit from the federal biodiesel blenders' tax credit that was retroactively reinstated for 2017 and recognized in February 2018 that has not yet been reinstated for 2018 or 2019;
•depreciation and amortization expense increased $10,042, primarily as a result of the 20 travel centers acquired from SVC in January 2019; and

•real estate rent expense decreased $17,942, primarily as a result of the January 2019 transactions with SVC, somewhat offsetting the other factors.
Excluding the benefits of the federal biodiesel blenders' tax credit recognized in February 2018 of $23,251 and the Comdata legal fees reimbursement recognized in April 2018 of $10,082, loss before income taxes and discontinued operations for the nine months ended September 30, 2019, would have reflected an improvement of $13,379 as compared to the nine months ended September 30, 2018.
Although as of the date of this Quarterly Report, the U.S. government to date has not retroactively reinstated the federal biodiesel blenders' tax credit for 2018 or 2019, we believe the U.S. government may do so before the end of 2019. If the federal biodiesel blenders' tax credit is reinstated for 2018 and 2019, we expect the reinstatement may reduce our fuel cost of goods sold by approximately $35,000 relating to 2018 and $28,900 relating to the nine months ended September 30, 2019, in the period the U.S. government enacts the tax credit reinstatement. While we would recognize a benefit to our fuel cost of goods sold in the period the related legislation is enacted, it typically has taken us approximately six to eight months to collect the related cash refunds. Although we believe reinstatement of this credit is possible, we cannot be certain that the U.S. government will choose to do so. We have not recognized any amount of the expected federal biodiesel blenders' tax credit for 2018 or 2019.
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
Over the past several years there have been significant changes in the cost of fuel. During the three months ended September 30, 2019, fuel prices generally trended downward, ending at a 1.7% lower price than at the beginning of the period. During the nine months ended September 30, 2019, fuel prices trended upward, ending at a 11.6% higher price than at the beginning at the period. During the three and nine months ended September 30, 2018, fuel prices trended upward ending at a 10.1% and 17.5% higher price, respectively, than at the beginning of those periods. The average fuel price during the three and nine months ended September 30, 2019, was 13.1% and 7.4%, respectively, lower than the average fuel price during the three and nine months ended September 30, 2018. We generally are able to pass changes in our cost for fuel products to our customers, but typically with a delay, such that during periods of rising fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been and during periods of falling fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been. Increases in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements.
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
We believe that demand for fuel by trucking companies and motorists for a constant level of miles driven will continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels and technologies. Although we believe these factors, combined with competitive pressures, impact the level of fuel sales volume we realized on a same site basis, fuel sales volume increased both on a consolidated and same site basis during the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018. We believe these increases resulted from improved market conditions and the success of our marketing initiatives.

Factors Affecting Comparability
Lease Amendments and Travel Center Purchases
In January 2019, we acquired from SVC 20 previously leased travel centers for $309,637, which amount includes $1,437 of transaction related costs, and amended our five existing leases with SVC such that: (i) the 20 purchased travel centers were removed from the applicable leases and our annual minimum rent was reduced by $43,148; (ii) the term of each of the leases was extended by three years; (iii) the amount of the deferred rent obligation to be paid to SVC was reduced from $150,000 to $70,458 and we began to pay that amount in 16 equal quarterly installments commencing on April 1, 2019; and (iv) commencing with the year ended December 31, 2020, we will be obligated to pay to SVC an additional amount of percentage rent equal to one-half percent (0.5%) of the excess of the annual nonfuel revenues at leased sites over the nonfuel revenues for each respective site for the year ending December 31, 2019. These lease amendments are further described in Note 6 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.
Sale of Convenience Stores Business
On December 5, 2018, we sold 225 convenience stores, one standalone restaurant and certain related assets, or the convenience stores business, for an aggregate sale price of $330,609, resulting in net proceeds of $319,853 after transaction related costs and cash sold. As a result of this sale, the results of the convenience stores business are presented as discontinued operations for the three and nine months ended September 30, 2018, in our consolidated statements of operations and comprehensive income (loss). See Note 4 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our discontinued operations.
Recently Acquired Sites
We believe that travel centers we acquire or develop generally require a three year period after they open under our operation, and any related renovations are completed, to reach our expected stabilized financial results.
Since the beginning of the 2018 third quarter, we acquired two travel centers from franchisees, one that owned the site and one that previously leased the site from us, and opened a standalone truck service facility for a total investment (including the planned costs of initial improvements) of $14,465 as of September 30, 2019. These sites generated site level gross margin in excess of site level operating expense of $607 for the three months ended September 30, 2019. Prior to acquiring these sites, we collected rent and royalties of $295 from the former franchisees of these sites for the three months ended September 30, 2018.
Since the beginning of 2018, we acquired the operation of three travel centers from franchisees, one that owned the site and two that previously leased the sites from us, acquired a tire retread facility and opened a standalone truck service facility for a total investment (including the planned costs of initial improvements) of $20,130 as of September 30, 2019. These sites generated site level gross margin in excess of site level operating expense of $3,197 and $485 for the nine months ended September 30, 2019 and 2018, respectively. Prior to acquiring these sites, we collected rent and royalties from these franchisees of $1,417 for the nine months ended September 30, 2018.
Growth Strategies
Thus far in 2019, we have entered into franchise agreements covering 10 travel centers to be operated under our travel center brand names; two of these franchised travel centers began operations under one of our travel center brands during the nine months ended September 30, 2019, one started in the 2019 fourth quarter to date, and we anticipate four franchised travel centers to begin operations by the end of 2019, with the remaining three franchised travel centers expected to be added to our network by the end of the 2020 third quarter. In addition, we have entered into an agreement with one of these franchisees pursuant to which we expect to add two additional franchised travel centers to our network, one within five years and the other within 10 years.
We currently have contracts in place for the purchase of an existing travel center business for $11,600 (expected to close in January 2020) and for a parcel of land for $1,358 (expected to close in November 2019) on which we plan to develop a TA Express travel center for approximately $12,550.
Thus far in 2019, we have entered into franchise agreements covering six restaurants to be operated under our Quaker Steak & Lube brand name; three of these franchised restaurants opened in the 2019 third quarter and we anticipate the remaining three restaurants will be added to our network by the end of the 2020 first quarter.

On October 28, 2019, we entered into a multi unit franchise agreement with International House of Pancakes, LLC, or IHOP, in which we agreed to rebrand and convert up to 94 of our full service restaurants to IHOP restaurants over the next five years, or the IHOP Agreement. Of the 94, we are obligated to convert the initial 20 full service restaurants to IHOP restaurants with the remaining conversions at our discretion. We currently operate these full service restaurants under our Iron Skillet or Country Pride brand names. Pursuant to the IHOP Agreement, among other things, we have agreed to rebrand 15 full service restaurants by the end of 2020, 20 full service restaurants in each of 2021, 2022 and 2023 and 19 full service restaurants in 2024. The average investment per site to rebrand these restaurants is expected to be approximately $1,100 and we anticipate a return on our investment of approximately 20%.
Adoption of New Lease Accounting Standard
In February 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2016-02, Leases, or ASU 2016-02, which established a comprehensive lease standard under GAAP for virtually all industries. In August 2018, the FASB issued Accounting Standards Update 2018-11, Targeted Improvements to ASC 842, or ASU 2018-11, which allowed companies to adopt the standard using the modified retrospective transition method. ASU 2016-02 and 2018-11 are collectively referred to as ASC 842. ASC 842 requires, among others things, a lessee to recognize a right of use asset and a lease liability for all leases with a term of greater than 12 months. We adopted ASC 842 using the modified retrospective transition method and elected not to restate prior year comparative periods. Upon adoption, we recognized an adjustment to our beginning accumulated deficit of $86,243, net of taxes, which had previously been recognized on a straight line basis over the terms of the SVC Leases as a reduction of real estate rent expense. We also recognized operating lease assets of $1,785,866 and total operating lease liabilities of $1,996,957 as of January 1, 2019. See Notes 1 and 6 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the impact of ASC 842.

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
Consolidated Financial Results
The following table presents changes in our operating results for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Revenues:
Fuel	$1,074,680	$1,172,913	(8.4)%	$3,175,492	$3,308,744	(4.0)%
Nonfuel	492,089	482,570	2.0%	1,409,045	1,377,887	2.3%
Rent and royalties from franchisees	3,723	3,863	(3.6)%	10,611	12,022	(11.7)%
Total revenues	1,570,492	1,659,346	(5.4)%	4,595,148	4,698,653	(2.2)%

Gross margin:
Fuel(1)	79,458	76,848	3.4%	231,027	234,123	(1.3)%
Nonfuel	294,504	290,063	1.5%	855,694	839,725	1.9%
Rent and royalties from franchisees	3,723	3,863	(3.6)%	10,611	12,022	(11.7)%
Total gross margin(1)	377,685	370,774	1.9%	1,097,332	1,085,870	1.1%

Site level operating expense	241,740	233,344	3.6%	709,105	685,217	3.5%
Selling, general and administrative expense	40,178	35,490	13.2%	116,850	99,464	17.5%
Real estate rent expense	63,911	71,116	(10.1)%	194,094	212,036	(8.5)%
Depreciation and amortization expense	24,146	20,407	18.3%	72,118	62,076	16.2%

Income from operations	7,710	10,417	(26.0)%	5,165	27,077	(80.9)%

Interest expense, net	7,048	7,518	(6.3)%	21,262	21,963	(3.2)%
Other (income) expense, net	(60)	(569)	89.5%	370	1,627	(77.3)%
Income (loss) before income taxes and discontinued operations	722	3,468	(79.2)%	(16,467)	3,487	(572.2)%
Benefit (provision) for income taxes	1,150	(1,879)	161.2%	6,819	713	856.4%
Income (loss) from continuing operations	1,872	1,589	17.8%	(9,648)	4,200	(329.7)%
Loss from discontinued operations, net of taxes	—	(72,070)	NM	—	(118,683)	NM
Net income (loss)	1,872	(70,481)	102.7%	(9,648)	(114,483)	91.6%
Less: net income for noncontrolling interest	40	33	21.2%	89	121	(26.4)%
Net income (loss) attributable to common stockholders	$1,832	$(70,514)	102.6%	$(9,737)	$(114,604)	91.5%
(1) The amount for the nine months ended September 30, 2019, includes $2,840 of a one time benefit due to the reversal of loyalty award accruals recognized in connection with introducing a revised customer loyalty program, and the amount for the nine months ended September 30, 2018, includes a $23,251 benefit from the federal biodiesel blenders' tax credit that the U.S. government retroactively reinstated for 2017 in February 2018. The U.S. government to date has not reinstated the federal biodiesel blenders' tax credit for 2018 or 2019.

The following table presents our same site operating results for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
Number of same site company operated locations	242	242	—		241	241	—

Diesel sales volume (gallons)	424,443	403,407	5.2%		1,240,628	1,192,249	4.1%
Gasoline sales volume (gallons)	76,079	78,424	(3.0)%		206,848	215,946	(4.2)%
Total fuel sales volume (gallons)	500,522	481,831	3.9%		1,447,476	1,408,195	2.8%

Fuel revenues	$1,048,355	$1,149,629	(8.8)%		$3,079,025	$3,242,172	(5.0)%
Fuel gross margin(1)	78,431	75,944	3.3%		228,637	231,546	(1.3)%
Fuel gross margin per gallon	$0.157	$0.158	(0.6)%		$0.158	$0.164	(3.7)%

Nonfuel revenues	$489,646	$480,895	1.8%		$1,392,143	$1,370,664	1.6%
Nonfuel gross margin	293,700	288,720	1.7%		845,706	834,620	1.3%
Nonfuel gross margin percentage	60.0%	60.0%	—	pts	60.7%	60.9%	(20)	pts

Total gross margin(1)	$372,131	$364,664	2.0%		$1,074,343	$1,066,166	0.8%
Site level operating expense	238,900	231,830	3.0%		696,967	679,534	2.6%
Site level operating expense as a percentage of nonfuel revenue	48.8%	48.2%	60	pts	50.1%	49.6%	50	pts
Site level gross margin in excess of site level operating expense(1)	$133,231	$132,834	0.3%		$377,376	$386,632	(2.4)%
(1) The amount for the nine months ended September 30, 2019, includes $2,812 of a one time benefit due to the reversal of loyalty award accruals recognized in connection with introducing a revised customer loyalty program, and the amount for the nine months ended September 30, 2018, includes a $23,234 benefit from the federal biodiesel blenders' tax credit that the U.S. government retroactively reinstated for 2017 in February 2018. The U.S. government to date has not reinstated the federal biodiesel blenders' tax credit for 2018 or 2019.
Three months ended September 30, 2019, as compared to the three months ended September 30, 2018
Fuel Revenues. Fuel revenues for the three months ended September 30, 2019, decreased as compared to the three months ended September 30, 2018, by $98,233, or 8.4%. The decrease in fuel revenues for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to a decrease in market prices for fuel, partially offset by an increase in fuel sales volume. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended September 30, 2018	490,489	$1,172,913
Decrease due to petroleum products price changes		(141,591)
Increase due to same site volume changes	18,691	38,649
Increase due to locations opened	3,143	6,247
Decrease in wholesale fuel sales volume	(644)	(1,538)
Net change from prior year period	21,190	(98,233)
Results for the three months ended September 30, 2019	511,679	$1,074,680

Nonfuel Revenues. Nonfuel revenues for the three months ended September 30, 2019, increased by $9,519, or 2.0%, as compared to the three months ended September 30, 2018, primarily as a result of an $8,751 increase on a same site basis and sales at new sites. The increase on a same site basis was primarily due to an increase in diesel exhaust fluid, or DEF, sales as a result of newer trucks on the road and the positive impact of certain of our pricing and marketing initiatives. These increases were partially offset by the impact of the planned closure and remodeling of certain full service restaurants.
Rent and Royalties from Franchisees Revenues. Rent and royalties from franchisees revenues for the three months ended September 30, 2019, decreased by $140, or 3.6%, as compared to the three months ended September 30, 2018, primarily as a result of the purchase by us of two travel centers from former franchisees and the closure of three franchised standalone restaurants since the beginning of the three months ended September 30, 2018, partially offset by the two franchised travel centers and three franchised restaurants that began operations in 2019.
Fuel Gross Margin. Fuel gross margin for the three months ended September 30, 2019, increased by $2,610, or 3.4%, as compared to the three months ended September 30, 2018, primarily due to the increase in gasoline gross margin as a result of managing sales pricing to balance sales volume and profitability. Diesel fuel gross margin was essentially flat for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to a slightly lower diesel fuel gross margin per gallon, which was largely offset by an increase in diesel fuel sales volume. The decline in diesel fuel gross margin per gallon was primarily due to the higher cost associated with increased rewards under the new loyalty program to incentivize drivers to purchase higher fuel volumes and a reduced benefit from biodiesel blending.
Nonfuel Gross Margin. Nonfuel gross margin for the three months ended September 30, 2019, increased by $4,441, or 1.5%, as compared to the three months ended September 30, 2018, due to the increase in nonfuel revenues. Nonfuel gross margin percentage was 59.8% and 60.1% for the three months ended September 30, 2019 and 2018, respectively. The slight decline in the nonfuel gross margin percentage was primarily due to a change in the mix of products and services sold.
Site Level Operating Expense. Site level operating expense for the three months ended September 30, 2019, increased by $8,396, or 3.6%, as compared to the three months ended September 30, 2018. New sites accounted for $1,326 of this increase. On a same site basis, site level operating expense increased by $7,070, primarily due to increased labor costs to support our growth in nonfuel revenues, as well as higher maintenance, insurance and property tax expenses. Site level operating expense as a percentage of nonfuel revenues on a same site basis was 48.8% for the three months ended September 30, 2019, as compared to 48.2% for the three months ended September 30, 2018. The increase in this percentage primarily reflects higher nonlabor costs such as maintenance, insurance and property taxes; the ratio of labor costs to nonfuel revenues on a same site basis was consistent between the three months ended September 30, 2019 and 2018.
Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2019, increased by $4,688, or 13.2%, as compared to the three months ended September 30, 2018. This increase was primarily due to a $2,577 increase in legal costs and increased compensation expense as a result of annual salary increases and increased headcount to support the growth in our business.
Real Estate Rent Expense. Real estate rent expense for the three months ended September 30, 2019, decreased by $7,205, or 10.1%, as compared to the three months ended September 30, 2018. The decrease in real estate rent expense was primarily the result of our purchase of 20 travel centers from SVC in January 2019, which reduced our annual minimum rent due to SVC by $43,148, partially offset by increases that resulted from our sales to, and lease back from, SVC of improvements at leased sites during 2018.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2019, increased by $3,739, or 18.3%, as compared to the three months ended September 30, 2018. This increase primarily resulted from an increase, since September 30, 2018, in our amount of depreciable assets as a result of the locations we acquired (primarily the 20 travel centers acquired from SVC in January 2019) and other capital investments we completed (and did not subsequently sell to SVC).
Benefit (Provision) for Income Taxes. We had a benefit for income taxes of $1,150 for the three months ended September 30, 2019, due to certain income tax credits that more than offset the provision calculated at our effective tax rate. We had a provision for income taxes of $1,879 for the three months ended September 30, 2018. The change in the benefit (provision) for income taxes is primarily due to lower pretax income from continuing operations recognized in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

Nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018
Fuel Revenues. Fuel revenues for the nine months ended September 30, 2019, decreased as compared to the nine months ended September 30, 2018, by $133,252, or 4.0%. The decrease in fuel revenues for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to a decrease in market prices for fuel. The decrease was partially offset by an increase in fuel sales volume. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods.

	Gallons Sold	Fuel Revenues
Results for the nine months ended September 30, 2018	1,435,183	$3,308,744
Decrease due to petroleum products price changes		(238,596)
Increase due to same site volume changes	39,281	83,122
Increase due to locations opened	12,836	25,329
Decrease due to locations closed	(373)	(777)
Decrease in wholesale fuel sales volume	(1,000)	(2,330)
Net change from prior year period	50,744	(133,252)
Results for the nine months ended September 30, 2019	1,485,927	$3,175,492
Nonfuel Revenues. Nonfuel revenues for the nine months ended September 30, 2019, increased by $31,158, or 2.3%, as compared to the nine months ended September 30, 2018, primarily as a result of a $21,479 increase on a same site basis and sales at new sites. The increase on a same site basis was primarily due to an increase in DEF sales as a result of newer trucks on the road and the positive impact of certain of our pricing and marketing initiatives. These increases were partially offset by the impact of the planned closure and remodeling of certain full service restaurants.
Rent and Royalties from Franchisees Revenues. Rent and royalties from franchisees revenues for the nine months ended September 30, 2019, decreased by $1,411, or 11.7%, as compared to the nine months ended September 30, 2018, primarily as a result of the purchase of three travel centers from former franchisees and the closure of eight franchised standalone restaurants since the beginning of 2018, partially offset by the two franchised travel centers and three franchised restaurants that began operations in 2019.
Fuel Gross Margin. Fuel gross margin for the nine months ended September 30, 2019, decreased by $3,096, or 1.3%, as compared to the nine months ended September 30, 2018, primarily as a result of the $23,251 benefit recognized in the nine months ended September 30, 2018, in connection with the February 2018 reinstatement for 2017 of the federal biodiesel blenders' tax credit and higher costs associated with increased rewards under the new loyalty program to incentivize drivers to purchase higher fuel volumes. This decrease was partially offset by an increase in diesel fuel sales volume and a more favorable fuel purchasing environment in the nine months ended September 30, 2019, than in the nine months ended September 30, 2018, and an increase in gasoline gross margin as a result of managing sales pricing to balance sales volume and profitability. As of the date of this Quarterly Report, the U.S. government has not enacted legislation reinstating the federal biodiesel blenders' tax credit for 2018 or 2019, and we have not recognized any amounts for the expected federal biodiesel blenders' tax credit for 2018 or 2019.
Nonfuel Gross Margin. Nonfuel gross margin for the nine months ended September 30, 2019, increased by $15,969, or 1.9%, as compared to the nine months ended September 30, 2018, due to the increase in nonfuel revenues. Nonfuel gross margin percentage was 60.7% and 60.9% for the nine months ended September 30, 2019 and 2018, respectively. The slight decline in the nonfuel gross margin percentage was primarily due to a change in the mix of products and services sold.
Site Level Operating Expense. Site level operating expense for the nine months ended September 30, 2019, increased by $23,888, or 3.5%, as compared to the nine months ended September 30, 2018. New sites accounted for $6,455 of this increase. On a same site basis, site level operating expense increased by $17,433, primarily due to increased labor costs to support our growth in nonfuel revenues, as well as higher maintenance, insurance and property tax expenses. Site level operating expense as a percentage of nonfuel revenues on a same site basis was 50.1% for the nine months ended September 30, 2019, as compared to 49.6% for the nine months ended September 30, 2018. The increase in this percentage primarily reflects higher nonlabor costs such as maintenance, insurance and property taxes; the ratio of labor costs to nonfuel revenues on a same site basis was consistent between the nine months ended September 30, 2019 and 2018.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2019, increased by $17,386, or 17.5%, as compared to the nine months ended September 30, 2018. This increase was primarily due to a $13,742 increase in legal costs largely resulting from $10,082 of reimbursed litigation costs collected from Comdata during the nine months ended September 30, 2018, and an increase in compensation expense as a result of annual salary increases and increased headcount to support the growth in our business. This increase was partially offset by $3,571 of expenses related to an executive officer retirement agreement recognized in the nine months ended September 30, 2018.
Real Estate Rent Expense. Real estate rent expense for the nine months ended September 30, 2019, decreased by $17,942, or 8.5%, as compared to the nine months ended September 30, 2018. The decrease in real estate rent expense was primarily the result of our purchase of 20 travel centers from SVC in January 2019, which reduced our annual minimum rent due to SVC by $43,148, partially offset by increases that resulted from our sales to, and lease back from, SVC of improvements at leased sites during 2018.
Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2019, increased by $10,042, or 16.2%, as compared to the nine months ended September 30, 2018. This increase primarily resulted from an increase, since the beginning of 2018, in our amount of depreciable assets as a result of the locations we acquired (primarily the 20 travel centers acquired from SVC in January 2019) and other capital investments we completed (and did not subsequently sell to SVC).
Benefit for Income Taxes. We had a benefit for income taxes of $6,819 and $713 for the nine months ended September 30, 2019 and 2018, respectively. The increase in the benefit for income taxes is primarily due to a pretax loss recognized in the nine months ended September 30, 2019, as compared to pretax income recognized in the nine months ended September 30, 2018.

Liquidity and Capital Resources
Our principal liquidity requirements are to meet our operating and financing costs and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are our:
•cash balance;
•operating cash flow;
•our revolving credit facility, or our Credit Facility, with a current maximum availability of $200,000 subject to limits based on our qualified collateral;
•sales to SVC of improvements we make to the sites we lease from SVC;
•potential issuances of new debt and equity securities; and
•potential financing or selling of unencumbered real estate that we own.
We believe that the primary risks we currently face with respect to our operating cash flow are:
•continuing decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency, fuel conservation and alternative fuels and technologies;
•decreased demand for our products and services that we may experience as a result of competition or otherwise;
•the fixed nature of a significant portion of our expenses, which may restrict our ability to realize a sufficient reduction in our expenses to offset a reduction in our revenues;
•the costs and funding that may be required to execute our growth initiatives;
•the possible inability of acquired or developed properties to generate the stabilized financial results we expected at the time of acquisition or development;
•increasing labor cost inflation;
•increases in our cost of capital that may result if there is a return to increasing market interest rates;
•the risk of an economic slowdown or recession in the U.S. economy; and

•the negative impacts on our gross margins and working capital requirements if there were a return to the higher level of prices for petroleum products we experienced in prior years or due to increases in the cost of our fuel or nonfuel products resulting from inflation generally.
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our growth strategy of selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $32,546 at September 30, 2019, and net cash provided by operating activities of $92,272 for the nine months ended September 30, 2019, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities. As of September 30, 2019, we have sufficient resources to fund operations greater than 12 months.
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
Lease Amendments and Travel Center Purchases
In January 2019, we acquired from SVC 20 previously leased travel centers for $309,637, which amount includes $1,437 of transaction related costs, and amended our leases with SVC, providing for, among other things, a $43,148 reduction in our annual minimum rent payments and payment in 16 equal quarterly installments, which began on April 1, 2019, of deferred rent that aggregate to $70,458 to fully satisfy and discharge our previous $150,000 deferred rent obligation. See Note 6 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about these lease amendments.
Revolving Credit Facility
On July 19, 2019, we entered into an amendment, or the Amendment, to our Credit Facility. The Amendment, among other things: (i) extended the maturity of the Credit Facility to July 19, 2024; (ii) reduced the applicable margins on borrowings and standby letter of credit fees by 25 basis points and on commercial letter of credit fees by 12.5 basis points; (iii) made certain adjustments to the limitations on investments, dividends and stock repurchases under the Credit Facility; (iv) reduced the sublimit for issuance of letters of credit under the Credit Facility from $170,000 to $125,000; and (v) made certain adjustments to the borrowing base calculation. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. See Note 7 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the Amendment.
The availability of the maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At September 30, 2019, based on our qualified collateral, a total of $129,085 was available to us for loans and letters of credit under the Credit Facility. At September 30, 2019, there were no loans outstanding under the Credit Facility but we had outstanding $14,813 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $114,272 available for our use as of that date.
IHOP Note
Concurrent with entering into the IHOP Agreement, we entered into a Secured Advance Note with IHOP, or the IHOP Note, pursuant to which we can borrow up to $10,000 in connection with the costs to convert our full service restaurants to IHOP restaurants.

Sources and Uses of Cash
During the nine months ended September 30, 2019 and 2018, we had net cash inflows from operating activities of continuing operations of $92,272 and $115,407, respectively. The $23,135 decrease was largely due to a $6,079 decline in cash generated from working capital partially offset by an increase in operating cash flow despite the cash we received during the nine months ended September 30, 2018, in connection with the $23,251 federal biodiesel blenders' tax credit refunds and the $10,082 Comdata legal fees reimbursement.
During the nine months ended September 30, 2019 and 2018, we had net cash outflows from investing activities of continuing operations of $373,414 and $63,953, respectively. The increase in net cash outflows from investing activities of continuing operations primarily resulted from the purchase for $309,637 of 20 travel centers we previously leased from SVC, and also reflects reduced amounts of capital expenditures and sales of improvements to SVC in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. See Notes 3 and 6 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our transactions with SVC.

Related Party Transactions
We have relationships and historical and continuing transactions with SVC, The RMR Group LLC, or RMR, and others related to them. For example: SVC is our former parent company, our largest stockholder and our principal landlord; RMR provides management services to both us and to SVC and RMR employs certain of our and SVC's executive officers, as well as our Managing Directors and SVC's managing trustees, and, as of September 30, 2019, SVC and RMR owned approximately 8.5% and 3.7%, respectively, of our outstanding shares of common stock. We also have relationships and historical and continuing transactions with other companies to which RMR or its subsidiaries provide management services and some of which may have directors, trustees and officers who are also directors, trustees or officers of us, SVC or RMR. For further information about these and other such relationships and related party transactions, see Notes 6, 8 and 9 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, please see the section captioned "Risk Factors" of our Annual Report for a description of risks that may arise as a result of these and other related party transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related parties, including our business management agreement with RMR and certain of our agreements with SVC, are available as exhibits to our filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related parties, including businesses to which RMR or its subsidiaries provide management services.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2019.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2019, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "will," "may" and negatives and derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Among others, the forward-looking statements that appear in this Quarterly Report that may not occur include statements that:
•Our operating results for the three and nine months ended September 30, 2019, reflect certain improvements such as increases in nonfuel revenues and nonfuel gross margin over the same period last year and improved fuel gross margin for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This may imply that we will increase or maintain these improvements and that we will be profitable in the future. However, certain of these improvements resulted from unique items that may not occur in the future. In addition, customer demand and competitive conditions, among other factors, may significantly impact our nonfuel revenues and the costs of our nonfuel products may increase in the future because of inflation or other reasons. If nonfuel sales volume declines, if we are not able to pass increases in nonfuel costs to our customers or if our nonfuel sales mix changes in a manner that negatively impacts our nonfuel gross margin, our nonfuel revenues or our nonfuel gross margin may decline. In fact, since we became a public company in 2007, we have been able to produce only occasional profits and we have accumulated significant losses. We may be unable to produce future profits and our losses may increase;
•We expect that locations we acquire, develop or renovate will produce stabilized financial results after a period of time following acquisition, development or renovation. This statement may imply that stabilization of our acquired, developed or renovated sites will occur as expected, and if so, will generate increased operating income. However, many of the locations we have acquired or may acquire in the future produced operating results that caused the prior owners to exit these businesses. Our ability to operate these acquired, developed or renovated locations profitably depends upon many factors, some of which are beyond our control. Accordingly, these locations may not generate increased operating income or it may take longer than we expect to realize any such increases;
•We have made acquisitions and developed new locations and we may make acquisitions and develop new locations in the future including adding sites through franchising. Managing and integrating acquired, developed or franchised locations can be difficult, time consuming and/or more expensive than anticipated and involve risks of financial losses. We may not operate our acquired or developed locations as profitably as we may expect. In addition, acquisitions or property development may subject us to greater risks than our continuing operations, including the assumption of unknown liabilities;
•We believe the U.S. government may retroactively reinstate the federal biodiesel blenders' tax credit for 2018 and 2019 before the end of 2019 and that we may recognize a reduction in our fuel cost of goods sold for the refund from this credit of approximately $35.0 million relating to 2018 and $28.9 million relating to the first nine months of 2019, respectively, in the period in which the U.S. government enacts the tax credit reinstatement. However, the U.S. government may not retroactively reinstate this tax credit at the level we expect or at all and we may not realize the reductions in our fuel cost of goods sold that we expect. In addition, these statements about the federal biodiesel blenders' tax credit may imply that the U.S. government will extend or retroactively reinstate the federal biodiesel blenders' tax credit for future years. However, the U.S. government may choose not to do so;
•We expect to expand our network by entering into new franchise agreements and through acquisitions. These statements may imply that we expect increased cash flows. However, these franchise agreements are subject to conditions and these franchise arrangements may not occur or may be delayed, and the terms of the arrangements may change. In addition, acquisition opportunities may not occur or may subject us to greater risks than anticipated;
•We expect to realize increased sales from our truck service programs and have incurred costs to hire and train additional truck service personnel to support that planned increase in sales. Our truck services are subject to significant and increasing competition. We may not realize the increased sales from our truck services that we expect and any increased sales we may realize may not exceed the increased costs we incur;

•We have a Credit Facility with a current maximum availability of $200.0 million. The availability of this maximum amount is subject to limits based on our qualified collateral, including our eligible cash, accounts receivable and inventory, that varies in amount from time to time. Accordingly, our borrowing and letter of credit availability at any time may be less than $200.0 million. At September 30, 2019, based on our eligible collateral at that date, our borrowing and letter of credit availability was $129.1 million, of which we had used $14.8 million for outstanding letters of credit. The maximum amount available under the Credit Facility may be increased to $300.0 million, the availability of which is subject to limits based on our available collateral and lender participation. However, if we do not have sufficient collateral or if we are unable to identify lenders willing to increase their commitments or join our Credit Facility, we may not be able to increase the size of our Credit Facility or the availability of borrowings when we may want or need to do so;
•We expect to receive a capital distribution in the fourth quarter of 2019 in connection with the dissolution of AIC. We cannot be sure that such distribution will occur when expected or at all or what the amount of any such distribution will be;
•We entered into a multi unit franchise agreement with IHOP to rebrand and convert up to 94 of our full service restaurants to IHOP restaurants. However, we are only obligated to convert the initial 20 full service restaurants to IHOP with the remaining conversions at our discretion. We may fail to convert those 20 initial restaurants and may determine not to convert some or all of the remaining 74 restaurants. The timing and costs for these conversions may exceed our expectations and we may fail to complete these conversions in accordance with the schedule. In addition, we may not realize the 20% return on investment we are anticipating and we may incur losses with respect to these conversions; and
•We may seek to finance or sell unencumbered real estate that we own. However, we do not know the extent to which we can monetize our existing unencumbered real estate or what the terms of any such financing or sale would be.
These and other unexpected results may be caused by various factors, some of which are beyond our control, including:
•Continued improved fuel efficiency of motor vehicle engines and other fuel conservation and alternative fuel practices and sources employed or used by our customers and alternative fuel technologies or other means of transportation that may be developed and widely adopted in the future may continue to reduce the demand for the fuel that we sell and may adversely affect our business;
•Competition within the travel center, truck repair and restaurant industries may adversely impact our financial results. Our business requires substantial amounts of working capital and our competitors may have greater financial and other resources than we do;
•Future increases in fuel prices may reduce the demand for the products and services that we sell;
•Future commodity fuel price increases, fuel price volatility or other factors may cause us to need more working capital to maintain our inventory and carry our accounts receivable at higher balances than we now expect and the general availability of, demand for and pricing of motor fuels may change in ways which lower the profitability associated with our selling motor fuels;
•Our suppliers may be unwilling or unable to maintain the current credit terms for our purchases. If we are unable to purchase goods on reasonable credit terms, our required working capital may increase and we may incur material losses. Also, in times of rising fuel and nonfuel prices, our suppliers may be unwilling or unable to increase the credit amounts they extend to us, which may increase our working capital requirements. The availability and the terms of any credit we may be able to obtain are uncertain;
•Most of our trucking company customers transact business with us by use of fuel cards issued by third party fuel card companies. Fuel card companies facilitate payments to us and charge us fees for these services. The fuel card industry has only a few significant participants. We believe almost all trucking companies use only a single fuel card provider and have become increasingly dependent upon services provided by their respective fuel card provider to manage their fleets. Continued lack of competition among fuel card companies may result in future increases in our transaction fee expenses or working capital requirements, or both;
•Our labor costs may continue to increase in response to business and market demands and conditions, business opportunities or pursuant to legal requirements;
•The costs we have incurred and expect to incur to support our planned and expected growth of our business may exceed any increased revenue we may receive from this growth or result in our returns on our investments in the growth of our business being less than we expect;

•Fuel supply disruptions may occur, which may limit our ability to purchase fuel for resale;
•If trucking companies are unable to satisfy market demands for transporting goods or if the use of other means of transporting goods increases, the trucking industry may experience reduced business, which would negatively affect our business, results of operations and liquidity;
•Trucking companies have incurred, and may incur additional, increased labor costs to retain and hire truck drivers, which may reduce the amount these companies are willing to pay for our services;
•Compliance with, and changes to, federal, state and local laws and regulations, including those related to tax, employment and environmental matters, accounting rules and financial reporting standards, payment card industry requirements and similar matters may increase our operating costs and reduce or eliminate our profits;
•We are routinely involved in litigation. Discovery during litigation and court decisions often have unanticipated results. Litigation is usually expensive and can be distracting to management. We cannot be sure of the outcome of any of the litigation matters in which we are or may become involved;
•Acts of terrorism, geopolitical risks, wars, outbreaks of so called pandemics or other man made or natural disasters beyond our control may adversely affect our financial results; and
•Although we believe that we benefit from our relationships with our related parties, including SVC, RMR and others affiliated with them, actual and potential conflicts of interest with related parties may present a contrary perception or result in litigation, and the benefits we believe we may realize from the relationships may not materialize.
Results that differ from those stated or implied by our forward-looking statements may also be caused by various changes in our business or market conditions as described more fully in our Annual Report, including under "Warning Concerning Forward-Looking Statements," and elsewhere in this Quarterly Report and in the "Risk Factors" section of our Annual Report.
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

Item 1A.  Risk Factors
There have been no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed under the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or our Annual Report, except for the risk factors below that have changed as a result of our conversion to a Maryland corporation effective August 1, 2019.
Ownership limitations and certain other provisions in our charter, bylaws and certain material agreements may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our charter, or our Articles, and amended and restated bylaws, or bylaws, contain provisions that prohibit any stockholder from owning more than 5% (in value or in number of shares, whichever is more restrictive) of any class or series of our outstanding shares of capital stock, including our common stock. The 5% ownership limitation in our Articles and bylaws is consistent with our contractual obligations with Service Properties Trust (formerly known as Hospitality Properties Trust), or SVC, to not take actions that may conflict with SVC's status as a real estate investment trust under the U.S. Internal Revenue Code of 1986, as amended, and is intended to help us preserve the tax treatment of our tax credit carryforwards, net operating losses and other tax benefits. We also believe these provisions promote good orderly governance. However, these provisions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a stockholder may consider favorable.
Additionally, other provisions contained in our Articles and bylaws may also inhibit acquisitions of a significant stake in us and deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a stockholder may consider favorable, including, for example, provisions relating to:
•the division of our Board of Directors into three classes, with the term of one class expiring at each annual meeting of stockholders;
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
•required qualifications for an individual to serve as a Director and a requirement that certain of our Directors be “Managing Directors” and other Directors be “Independent Directors,” as defined in the governing documents;
•the power of our Board of Directors, without stockholders' approval, to authorize and issue additional shares of stock of any class or type on terms that it determines;
• limitations on the ability of our stockholders to propose nominees for election as Directors and propose other business to be considered at a meeting of stockholders;
•a requirement that an individual Director may be removed only for cause (as defined in our Articles) and then only by the affirmative vote of stockholders entitled to cast 75% of the votes entitled to be cast in the election of directors;
•a requirement that any matter that is not approved by our Board of Directors receive the affirmative vote of stockholders entitled to cast 75% of the votes entitled to be cast on the matter;
•our elections being subject to Section 3-601 et seq. of the Maryland General Corporation Law, which generally prohibits us from engaging in a business combination with an interested stockholder (as defined in the statute);

• requirements that stockholders comply with regulatory requirements (including Illinois, Louisiana, Montana and Nevada gaming and Indiana insurance licensing requirements) affecting us which could effectively limit stock ownership of us including, in some cases, to 5% of our outstanding shares of common stock; and
•requirements that any person nominated to be a Director comply with any clearance and pre-clearance requirements of state gaming or insurance licensing laws applicable to our business.
In addition, the SVC Leases, our business management agreement with The RMR Group LLC, or RMR, and our credit agreement for our $200.0 million secured revolving credit facility, or our Credit Facility, each provide that our rights and benefits under those agreements may be terminated in the event that anyone acquires more than 9.8% of our shares of capital stock or we experience some other change in control, as defined in those agreements, without the consent of SVC, RMR or the lenders under our Credit Facility, respectively. In addition, our obligation to repay deferred rent then outstanding under our amended leases with SVC may be accelerated if, among other things, a Director not nominated or elected by the then members of our Board of Directors is elected to our Board of Directors or if our stockholders adopt a proposal (other than a precatory proposal) not recommended for adoption by the then members of our Board of Directors. For these reasons, among others, our stockholders may be unable to realize a change in control premium for securities they own of us or otherwise effect a change of our policies or a change of our control.
Our rights and the rights of our stockholders to take action against our Directors, officers, SVC and RMR are limited.
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
Our Articles also generally require us, to the fullest extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, to pay or reimburse reasonable expenses in advance of final disposition of a proceeding to, our present and former Directors and officers, SVC, RMR, and the respective trustees, directors and officers of SVC and RMR for losses they may incur arising from claims or actions in which any of them may be involved in connection with any act or omission by such person or entity on behalf of or with respect to us, unless, with respect to SVC, RMR, and the respective trustees, directors and officers of SVC and RMR, there has been a final, nonappealable judgment entered by an arbiter determining that such person or entity acted in bad faith or engaged in fraud, willful misconduct or, in the case of a criminal matter, acted with knowledge that his, her or its conduct was unlawful. We have entered into individual indemnification agreements with our Directors and officers, which provide similar indemnification obligations with respect to such persons. As a result, we and our stockholders may have more limited rights against our present and former Directors and officers, SVC, RMR, and the respective trustees, directors and officers of SVC and RMR than might otherwise exist absent the provisions in our Articles and our anticipated indemnification agreements or that might exist with other companies, which could limit our stockholders' recourse in the event of actions not in our stockholders' best interest.
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

Our bylaws provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in our governing documents. These procedures may provide materially more limited rights to our stockholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our governing documents' arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our stockholders, the rules governing such representation or class arbitration may be different from, and less favorable to stockholders than, the rules governing representative or class action litigation in courts. Our governing documents also generally provide that each party to such an arbitration is required to bear its own costs in the arbitration, including attorneys' fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any stockholder or such stockholder's attorneys. The arbitration provisions of our governing documents may discourage our stockholders from bringing, and attorneys from agreeing to represent our stockholders wishing to bring, litigation against us or our Directors, officers, manager, other agents or employees, including RMR and its successors. Our agreements with SVC and RMR have similar arbitration provisions to those in our governing documents.
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
Our governing documents designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, manager, agents or employees.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any director, officer, manager, agent or employee of ours to us or our stockholders; (3) any action asserting a claim against us or any director, officer, manager, agent or employee of ours arising pursuant to Maryland law or our Articles or bylaws brought by or on behalf of a stockholder either on such stockholder's own behalf, on our behalf or on behalf of any series or class of our shares of stock or stockholders against us or any of our directors, officers, manager, agents or employees, including any claims relating to the meaning, interpretation, effect, validity, performance or enforcement of our Articles or bylaws; or (4) any action asserting a claim against us or any director, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine of the State of Maryland. The exclusive forum provision of our bylaws does not apply to any dispute that has been referred to binding arbitration in accordance with our Articles or bylaws. The exclusive forum provision of our bylaws does not purport to establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of common stock shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a stockholder's ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, managers, employees or agents, which may discourage lawsuits against us and our directors, officers, employees or agents. Alternatively, if a court were to find either the exclusive forum or arbitration provisions unenforceable in any respect, we may incur additional costs associated with resolving such matters, which could adversely affect our business, financial condition or results of operations.

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
Since we became a publicly traded company in January 2007, our capital stock has experienced significant share price and trading volatility, which may continue. The market price of our shares of capital stock has fluctuated and could fluctuate significantly in the future in response to various factors and events, including, but not limited to, the risks set out in our Annual Report as well as:
•the liquidity of the market for our capital stock;
•our historic policy to not pay cash dividends;
•changes in our operating results;
•issuances of additional shares of capital stock and sales of our capital stock by holders of large blocks of our capital stock, such as SVC, RMR or our Directors or officers;
•a lack of analyst coverage, changes in analysts' expectations and unfavorable research reports; and
•general economic and industry trends and conditions.
In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources. Recently, global and U.S. financial markets have experienced heightened volatility, including as a result of uncertainty regarding actual and potential shifts in U.S. and foreign trade, economic and other policies, and, more recently, concerns over increasing interest rates (particularly short -term rates), uncertainty regarding the short- and long-term effects of tax reform in the United States and uncertainty regarding trade policies and tariffs implemented by the Trump administration. This volatility and uncertainty could have a significant impact on the markets for our capital stock and our Senior Notes, the markets in which we operate and a material adverse impact on our business prospects and financial condition.
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
The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2019.

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 2019	206	$17.25	—	$—
Total	206	$17.25	—	$—
(1) During the quarter ended September 30, 2019, all common stock purchases were made to purchase the fractional common stock that resulted from the reverse stock split on August 1, 2019. See Note 5 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for more information about our reverse stock split.

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

Exhibit 4.7	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

Exhibit 4.8	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

Exhibit 4.9	Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

Exhibit 10.1	Amendment No. 3 to Amended and Restated Loan and Security Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 22, 2019)

Exhibit 10.2	Second Amended and Restated Lease Agreement No. 1, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (filed herewith)

Exhibit 10.3	Second Amended and Restated Lease Agreement No. 2, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (filed herewith)

Exhibit 10.4	Second Amended and Restated Lease Agreement No. 3, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (filed herewith)

Exhibit 10.5	Second Amended and Restated Lease Agreement No. 4, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (filed herewith)

Exhibit 10.6	Amended and Restated Lease Agreement No. 5, dated October 14, 2019, by and among Highway Ventures Properties Trust, Highway Ventures Properties LLC and TA Operating LLC (filed herewith)

Exhibit 10.7	Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (filed herewith)

Exhibit 10.8	Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (filed herewith)

Exhibit 10.9	Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (filed herewith)

Exhibit 10.10	Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (filed herewith)

Exhibit 10.11
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of Highway Ventures Properties Trust and Highway Ventures Properties LLC (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TravelCenters of America Inc.

		By:	/s/ William E. Myers
Date:	November 5, 2019		Name:	William E. Myers
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)