Form 10-K
period 2019-12-31
TravelCenters of America Inc. /MD/
filed 2020-02-25
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the shares of common stock, $0.001 par value, or common stock, of the registrant held by non-affiliates was $121.6 million based on the $18.10 closing price per share of common stock on The Nasdaq Stock Market LLC on June 28, 2019. For purposes of this calculation, an aggregate of 685,234 shares of common stock held directly by, or by affiliates of, the directors and the officers of the registrant, plus 684,000 shares of common stock held by Service Properties Trust, have been included in the number of shares of common stock held by affiliates.
Number of the registrant's shares of common stock outstanding as of February 24, 2020: 8,306,579.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, or our definitive Proxy Statement.

References in this Annual Report on Form 10-K, or our Annual Report, to "TA," the "Company," "we," "us" and "our" include TravelCenters of America Inc. and our consolidated subsidiaries unless otherwise stated or the context indicates otherwise.
Warning Concerning Forward-Looking Statements
This Annual Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "will," "may" and negatives and derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Among others, the forward-looking statements that appear in this Annual Report that may not occur include statements that:
•Our operating results for the year ended December 31, 2019, reflect certain improvements, such as increases in nonfuel revenues and fuel and nonfuel gross margin over the same period last year. This may imply that we will increase or maintain these improvements and that we will be profitable in the future. However, certain of these improvements resulted from unique items that may not occur in the future. In addition, customer demand and competitive conditions, among other factors, may significantly impact our nonfuel revenues and the costs of our fuel and nonfuel products may increase in the future because of inflation or other reasons. If fuel gross margin per gallon, or fuel or nonfuel sales volume, decline, if we are not able to pass increases in fuel or nonfuel costs to our customers or if our nonfuel sales mix changes in a manner that negatively impacts our nonfuel gross margin, our nonfuel revenues or our fuel and nonfuel gross margin may decline. In fact, since we became a public company in 2007, we have been able to produce only occasional profits and we have accumulated significant losses. We may be unable to produce future profits and our losses may increase;
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
•We have made acquisitions and developed new locations, and we may make acquisitions and develop new locations in the future, including adding sites through franchising. Managing and integrating acquired, developed or franchised locations can be difficult, time consuming and/or more expensive than anticipated and involve risks of financial losses. We may not operate our acquired or developed locations as profitably as we may expect. In addition, acquisitions or property development may subject us to greater risks than our continuing operations, including the assumption of unknown liabilities;
•We plan to continue to invest in existing locations and may invest in new locations. An implication of this statement may be that we have or will have sufficient capital to make the investments we have identified as well as other investments that we have not yet identified. However, we cannot be sure that we will have sufficient capital for such investments. In addition, our growth strategies and business require regular and substantial capital investments. Our capital expenditures plan for 2020 contemplates aggregate investments of approximately $118.9 million. The amount and timing of capital expenditures are often difficult to predict and may cost more than anticipated. Unanticipated projects that we may be required to undertake in the future (as a result of government programs or regulation, advances or changes made by our competition, demands of our customers, or for other reasons) may arise and cause us to spend more than currently anticipated. Some capital projects take more time to complete than anticipated. As a result of market conditions or other considerations, we may defer certain capital projects and any such deferrals may harm our business or require us to make larger capital expenditures in the future. Also, we may be unable to access reasonably priced capital to make such investments in the future;

•We expect to expand our network by entering into new franchise agreements and through acquisitions. These statements may imply that we expect increased cash flows. However, these franchise agreements are subject to conditions and these franchise agreements may not occur or may be delayed, and the terms of the arrangements may change. In addition, acquisition opportunities may not occur or may subject us to greater risks than anticipated;
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
•We have a credit facility with a current maximum availability of $200.0 million, which we refer to as our Credit Facility. The availability of this maximum amount is subject to limits based on our qualified collateral, including our eligible cash, accounts receivable, inventory, equipment and intangible assets that varies in amount from time to time. Accordingly, our borrowing and letter of credit availability at any time may be less than $200.0 million. At December 31, 2019, based on our eligible collateral at that date, our borrowing and letter of credit availability was $111.0 million, of which we had used $18.1 million for outstanding letters of credit and $7.9 million for loan borrowings. The maximum amount available under the Credit Facility may be increased to $300.0 million, the availability of which is subject to limits based on our available collateral and lender participation. However, if we do not have sufficient collateral or if we are unable to identify lenders willing to increase their commitments or join our Credit Facility, we may not be able to increase the size of our Credit Facility or the availability of borrowings when we may want or need to do so;
•We entered into a multi unit franchise agreement with IHOP Franchisor LLC, or IHOP, to rebrand and convert up to 94 of our full service restaurants to IHOP restaurants. However, we are only obligated to convert the initial 20 full service restaurants to IHOP, with the remaining conversions at our discretion. We may fail to convert those 20 initial restaurants and may determine not to convert some or all of the remaining 74 restaurants. The timing and costs for these conversions may exceed our expectations and we may fail to complete these conversions in accordance with the schedule, or at all. In addition, we may not realize the 20% return on investment we are anticipating and we may incur losses with respect to these conversions; and
•We may finance or sell unencumbered real estate that we own. However, we do not know the extent to which we can monetize our existing unencumbered real estate or what the terms of any such financing or sale would be.
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

•Most of our trucking company customers transact business with us by use of fuel cards issued by third party fuel card companies. Fuel card companies facilitate payments to us and charge us fees for these services. The fuel card industry has only two significant participants. We believe almost all trucking companies use only a single fuel card provider and have become increasingly dependent upon services provided by their respective fuel card provider to manage their fleets. Continued lack of competition among fuel card companies may result in future increases in our transaction fee expenses or working capital requirements, or both;
•Our labor costs may continue to increase in response to business and market demands and conditions, business opportunities or pursuant to legal requirements;
•The costs we have incurred and expect to incur to support our planned and expected growth of our business may exceed any increased revenue we may receive from this growth or result in our returns on these investments being less than we expect;
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
•Acts of terrorism, geopolitical risks, wars, outbreaks of so called pandemics or other man made or natural disasters beyond our control may adversely affect our financial results; and
•Although we believe that we benefit from our relationships with our related parties, including Service Properties Trust (formerly known as Hospitality Properties Trust), or SVC, the RMR Group LLC, or RMR, and others affiliated with them, actual and potential conflicts of interest with related parties may present a contrary perception or result in litigation, and the benefits we believe we may realize from the relationships may not materialize.
Results that differ from those stated or implied by our forward-looking statements may also be caused by various changes in our business or market conditions as described more fully under Part I, Item 1A. "Risk Factors" and elsewhere in this Annual Report.
You should not place undue reliance upon forward-looking statements. Except as required by law, we undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise.

PART I

Item 1. Business
Business Overview
TravelCenters of America Inc. is a Maryland corporation. Prior to August 1, 2019, we were organized as a Delaware limited liability company. On August 1, 2019, in conjunction with our conversion from a Delaware limited liability company to a Maryland corporation, we assigned a $0.001 par value per share to our common stock and the excess over the par value has been classified as additional paid-in capital in our consolidated balance sheets. In addition, on August 1, 2019, we completed a reverse stock split of our outstanding shares of common stock pursuant to which every five shares of our issued and outstanding common stock were exchanged for one share of our common stock. The common stock information included within this Annual Report has been retrospectively adjusted to reflect the par value and the reverse stock split for all periods and dates presented. See Note 10 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about our reverse stock split.
As of December 31, 2019, we operated or franchised 306 travel centers, standalone truck service facilities and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of December 31, 2019, our business included 261 travel centers in 44 states in the United States and the province of Ontario, Canada, primarily along the U.S. interstate highway system, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of our 261 travel centers at December 31, 2019, we owned 51, we leased 181, we operated two for a joint venture in which we owned a noncontrolling interest and 27 were owned or leased from others by our franchisees. We operated 232 of our travel centers and franchisees operated 29 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants, or QSRs, and various customer amenities.
As of December 31, 2019, our business included two standalone truck service facilities operated under the "TA Truck Service" brand name. Of our two standalone truck service facilities, we leased one and owned one. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
As of December 31, 2019, our business included 43 standalone restaurants in 12 states in the United States operated primarily under the "Quaker Steak & Lube," or QSL, brand name. Of our 43 standalone restaurants at December 31, 2019, we operated 16 restaurants (six we owned, nine we leased and one we operated for a joint venture in which we owned a noncontrolling interest) and 27 were owned or leased from others and operated by our franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of December 31, 2019, we employed approximately 14,300 people on a full time basis and 6,630 people on a part time basis at our travel centers, standalone truck service facilities and standalone restaurants and we employed an additional 979 people in field management, corporate and other roles to support our locations. Forty-two of our employees at two travel centers are represented by unions.
Recent Significant Transactions
Sale of Convenience Stores Business
On December 5, 2018, we sold 225 convenience stores, one standalone restaurant and certain related assets, or the convenience stores business, for an aggregate sale price of $330.6 million. We received net proceeds of $319.9 million, after transaction related costs of $9.7 million and cash sold of $1.1 million, from this sale. In connection with the sale of our convenience stores business, we recognized a loss on disposal of $79.6 million and a goodwill impairment charge of $17.8 million during the year ended December 31, 2018.

Lease Amendments and Travel Center Purchases
In January 2019, we acquired from SVC 20 travel centers we previously leased from SVC for $309.6 million, including $1.4 million of transaction related costs, and amended our existing leases with SVC such that:
•the 20 purchased travel centers were removed from the applicable leases and our annual minimum rent was reduced by $43.1 million;
•the term of each lease was extended by three years;
•the amount of deferred rent obligation to be paid to SVC was reduced from $150.0 million to $70.5 million, payable in 16 equal quarterly installments, which commenced on April 1, 2019; and
•commencing with the year ended December 31, 2020, we will be obligated to pay to SVC an additional amount of percentage rent equal to one-half percent (0.5%) of the excess of the annual nonfuel revenues at leased sites over the nonfuel revenues for each respective site for the year ending December 31, 2019.
The lease amendments are further described in Note 9 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.
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
We also intend to expand our scope of products and services and our customer segments through investments of capital and human resources in our truck service business, particularly our RoadSquad®, TechOn-Site® and Commercial Tire Network™ programs. Each of these programs, as further described below under the heading "Operations - TA Truck Service," can service our traditional long haul trucking customers as well as other truck owner customers we historically have not served.
Our recent franchising, development and acquisition activities are summarized as follows:
Travel Centers. During the three years ended December 31, 2019, we acquired five travel centers from our former franchisees for an aggregate investment of $31.9 million, including costs of renovations. In 2017, we completed the construction of an additional travel center, which was developed on land we owned, for an aggregate investment of $32.2 million that was subsequently sold to, and leased back from, SVC.
During the three years ended December 31, 2019, we entered into franchise agreements covering 12 travel centers to be operated under our TA Express and TA brand names; four of these franchised travel centers began operations under one of our travel center brands during the year ended December 31, 2019, two began operations in the 2020 first quarter to date and we anticipate six franchised travel centers to begin operations by the end of 2020. In addition, we have entered into an agreement with one of these franchisees pursuant to which we expect to add two additional franchised travel centers to our network, one within five years and the other within 10 years.
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

On October 28, 2019, we entered into a multi unit franchise agreement with IHOP in which we agreed to rebrand and convert up to 94 of our full service restaurants to IHOP restaurants over the next five years, or the IHOP Agreement. Of the 94, we are obligated to convert the initial 20 full service restaurants to IHOP restaurants, with the remaining conversions at our discretion. We currently operate these full service restaurants under our Iron Skillet or Country Pride brand names. Pursuant to the IHOP Agreement, we have agreed to, among other things, rebrand 15 full service restaurants by the end of 2020, 20 full service restaurants in each of 2021, 2022 and 2023 and 19 full service restaurants in 2024. The average investment per site to rebrand these restaurants is expected to be approximately $1.1 million and we anticipate a return on our investment of approximately 20%.
Standalone Restaurants. During the three years ended December 31, 2019, we acquired eight standalone restaurants from former franchisees for an aggregate investment, including costs of renovations, of $8.3 million. In addition, during the three years ended December 31, 2019, one standalone restaurant was developed by a joint venture in which we own a noncontrolling interest.
During the three years ended December 31, 2019, we entered into franchise agreements covering seven restaurants to be operated under the QSL brand name; three of these franchised restaurants began operations during the year ended December 31, 2019, and we anticipate the remaining four restaurants will be added to our network by the end of the 2020 third quarter.
Other Acquisitions. During the three years ended December 31, 2019, we acquired a tire retread facility that is part of the Goodyear Authorized Retread Network and opened one standalone truck service facility for a total investment of $4.6 million, including costs of renovations and equipment.
We currently have a contract in place for the purchase of a parcel of land for $1.4 million (expected to close by the end of the 2020 second quarter) on which we, or one of our franchisees, plans to develop a TA Express branded travel center.
See Note 3 to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report for more information about our acquisitions during 2019 and 2018.
Our Travel Centers
Our typical TA or Petro branded travel center includes:
•over 25 acres of land with parking for approximately 200 tractor trailers and 100 cars;
•a full service restaurant and one or more QSRs that we operate as a franchisee under various brands;
•a truck repair facility and parts shop;
•multiple diesel and gasoline fueling points, including DEF at the diesel lanes; and
•a travel store, game room, lounge and other amenities for professional truck drivers and motorists.
Our typical TA Express branded travel center includes:
•approximately 10 acres of land with parking for approximately 60 tractor trailers and 50 cars;
•one or more QSRs that we operate as a franchisee under various brands;
•multiple diesel, gasoline and DEF fueling points; and
•a travel store and other amenities for professional truck drivers and motorists.
Substantially all of our travel centers are full service sites located on or near an interstate highway exit and offer fuel and nonfuel products and services 24 hours per day, 365 days per year.
Our travel center locations offer a broad range of products and services designed to appeal to our customers, including:
•Fuel. We sell unbranded diesel fuel at separate truck fueling lanes and we sell gasoline and diesel fuel at motorist fuel islands. As of December 31, 2019, we offered branded gasoline at 249 of our locations and unbranded gasoline at seven of our travel centers operated by our franchisees.
•Diesel Exhaust Fluid. DEF is an additive that is required by most truck engines manufactured after 2010. As of December 31, 2019, we offered DEF from dispensers on the diesel fueling island at 256 of our travel centers.

•Full Service Restaurants and Quick Service Restaurants. Most of our TA and Petro branded travel centers have both full service restaurants and QSRs and our TA Express branded travel centers have one or more QSRs that offer customers a wide variety of nationally recognized branded food choices. The substantial majority of our full service restaurants within travel centers are operated under our Iron Skillet® and Country Pride® brands and offer menu table service and buffets. At certain travel centers we have converted the full service restaurant to a franchised brand, such as IHOP®, Black Bear Diner®, Fuddruckers® and Bob Evans®. We are in the process of rebranding up to 94 of our full service restaurants currently operated under the Iron Skillet® and Country Pride® brand names to IHOP®. We also operate approximately 44 different brands of QSRs, including Popeye's Chicken & Biscuits®, Subway®, Burger King®, Taco Bell®, Pizza Hut®, Dunkin' Donuts® and Starbuck's Coffee®. As of December 31, 2019, approximately 193 of our travel centers included a full service restaurant, approximately 180 of our travel centers offered at least one QSR and there were a total of approximately 443 QSRs in our 261 travel centers.
•Truck Service. Most of our travel centers have truck repair and maintenance facilities. Our 244 truck repair and maintenance facilities typically have between two and eight service bays and are staffed by service technicians employed by us or our franchisees. These shops generally operate 24 hours per day, 365 days per year and offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes, wheel alignments and tire repair to specialty services such as diagnostics and repair of air conditioning, brakes and electrical systems and diesel filter cleaning. Our repair and maintenance services are generally covered by our warranty. Most of our truck repair and maintenance facilities provide some warranty work on Daimler Trucks North America, or Daimler, brand trucks through our participation in the Freightliner ServicePoint® and Western Star ServicePoint® programs, as described under the heading "Operations - Daimler Agreement" below. In addition to work we perform at our facilities, we also provide roadside emergency truck repair, call center and off site truck repair and maintenance services, as described under the heading "Operations - TA Truck Service" below.
•Travel Stores. Travel stores located at our travel centers typically have a selection of over 5,000 items, including packaged food and snack items, beverages, non-prescription drug and beauty supplies, batteries, automobile accessories, and music and video products. Each travel store also has a "to go" bar offering fresh brewed coffee, hot dogs, prepared sandwiches and other prepared foods. The travel stores in our travel centers also sell items specifically designed for the truck driver's "on the road" lifestyle, including laundry supplies, clothing, truck accessories and a variety of electronics.
•Parking. Our travel centers offer the Reserve-It!® parking program, which allows drivers to reserve for a fee a parking space in advance of arriving at a travel center. As of December 31, 2019, we offered Reserve-It!® parking at 247 of our travel centers and we had dedicated a total of approximately 6,500 parking spaces for this program. These reserved parking spaces comprise an average percentage of the total parking spaces per site of approximately 16%.
•Additional Driver Services. We believe that trucking fleets can improve the retention and recruitment of truck drivers by directing them to visit large, high quality, full service travel centers with plentiful overnight parking. We offer commercial trucker and other customer loyalty programs, the principal program being the UltraOne® Program, that are similar to the frequent shopper programs offered by other retailers. Drivers receive points for diesel fuel purchases and for spending on selected nonfuel products and services. These points may be redeemed for discounts on nonfuel products and services at our travel centers. In addition, we publish a magazine called RoadKing® which includes articles and advertising of interest to professional truck drivers. Some of our travel centers offer casino gaming. We strive to provide a consistently high level of service and amenities to professional truck drivers at all of our travel centers, making our travel centers an attractive choice for trucking fleets. Most of our travel centers provide truck drivers the amenities listed below:
•specialized business services, including an information center where drivers can send and receive faxes, overnight mail and other communications;
•a banking desk where drivers can cash checks and receive funds transfers from fleet operators;
•wi-fi internet access;
•a laundry area with washers and dryers;
•private showers;
•free exercise facilities; and
•areas designated for truck drivers only, including a theater or big screen television room with a video player and comfortable seating.

Operations
Fuel. We sell fuel to our customers at prices that we establish daily or are indexed to market prices and reset daily. For the year ended December 31, 2019, diesel fuel and gasoline revenues represented approximately 85.1% and 14.9%, respectively, of our total fuel revenues. For the year ended December 31, 2019, approximately 86.4% of our diesel fuel volume was sold at discounts to posted prices under pricing arrangements with fleet customers. We have numerous sources for our diesel fuel and gasoline supply, including nearly all of the large oil companies operating in the United States. We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and generally are reset daily. By establishing diesel fuel supply relationships with several alternate suppliers for most locations, we believe we are able to effectively create competition for our purchases among various diesel fuel suppliers. We also believe that purchasing arrangements with multiple diesel fuel suppliers may help us avoid product outages during times of diesel fuel supply disruptions. At some locations, however, there are few suppliers for diesel fuel in that market and we may have only one viable supplier. Generally we have single sources of supply for gasoline at each of our locations. We offer biodiesel at a number of our travel centers and have a limited number of suppliers for this product at those sites.
A large majority of truck drivers use a payment method known as truck "fuel cards" that allow truck drivers to purchase fuel and other goods and services, and permits trucking companies to track fuel and other purchases made by their drivers throughout the United States. Most of our trucking customers transact business with us by use of fuel cards, most of which are issued by third party fuel card companies. The fuel card industry has only two significant participants, FleetCor Technologies, Inc., the parent of Comdata Inc., or Comdata, and its subsidiaries, or FleetCor, and WEX Inc., and its subsidiaries, or WEX. Also, we have a joint venture with Love's Travel Stops and Country Stores, Inc., or Love's, in which we both own a 50% interest in QuikQ LLC, or QuikQ, an independent full-service fuel payment solutions provider, which is currently used by a limited number of our trucking customers. We believe almost all trucking companies use only a single fuel card provider and have become increasingly dependent upon the data, reports and other services provided by their respective sole fuel card provider to manage their fleets and simplify their data processing.
Generally, our fuel purchases are delivered directly from suppliers' terminals to our locations and we do not contract to purchase substantial quantities of fuel to hold as inventory. We generally have only a few days of diesel fuel and gasoline inventory at our travel centers. We believe our exposure to market price increases for diesel fuel and gasoline is partially mitigated by the significant amount of our diesel fuel and gasoline sales that are sold under arrangements that include pricing formulae that reset daily and are indexed to market prices and by us generally not purchasing fuel for delivery other than on the date of purchase. We historically have not engaged in any fixed or hedged price fuel contracts.
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
•RoadSquad® is a roadside truck service program that operates 24 hours per day, seven days per week. As of December 31, 2019, this program included a fleet of approximately 604 heavy duty professionally maintained emergency vehicles equipped with GPS technology at our travel centers and other sites and third party roadside service providers in 50 U.S. states, one U.S. territory and 12 Canadian provinces with a total of approximately 1,835 locations. We centrally dispatch our service trucks and third party service providers from our call center to assist customers with comprehensive repair services when they are unable to bring their trucks to our travel centers due to a break down. We also provide outsourced call center services to trucking fleets and other truck owners in place of their internal call centers, which customers may use on a full time basis or for only a portion of a day, on certain days of the week or for certain designated periods. As of December 31, 2019, we provided outsourced call center services to 103 customers, including 63 on a full time basis.

•TechOn-Site® offers truck and trailer mobile maintenance and repair services performed by certified technicians at customer facilities, with a fleet of approximately 234 trucks in service as of December 31, 2019. TechOn-Site® is designed to be a "bay on wheels" fully stocked with standard and specialty parts and state of the art technology that offers various services such as pre-trip truck inspections, U.S. Department of Transportation required inspections, tire repair and replacement, electric systems checks, brake inspections, truck refurbishings and complete lubrication services.
•TA Commercial Tire Network™ is a commercial tire program we began in late 2016 through which we sell a variety of branded tires at our truck repair and maintenance facilities, on customers' lots, distribution centers, through direct sales and under tire manufacturers' national fleet account programs. The TA Commercial Tire Network™ includes a tire retread facility that is part of the Goodyear Authorized Retread Network, providing a full line of Goodyear commercial tire retread products to fleets, local industries and tire dealers within a 150 mile radius of its location in Bowling Green, Ohio. Many of our truck service facilities have access to the retread tires produced at this plant. We believe the TA Commercial Tire Network™ is the most comprehensive commercial tire purchasing, monitoring and maintenance program in the United States.
Daimler Agreement. We are party to an agreement with Daimler. Daimler is the leading manufacturer of large trucks and truck engines in North America under the Freightliner, Western Star and Detroit Diesel brand names. Except for locations in Texas, our TA and Petro truck repair and maintenance facilities are authorized providers of repair work and specified warranty repairs to Daimler's customers. This is accomplished through the Freightliner ServicePoint® program at TA locations and through the Freightliner and/or Western Star ServicePoint® programs at our Petro locations. Our TA and Petro truck maintenance and repair facilities are also part of Freightliner's 24 hour customer assistance database for emergency and roadside repair referrals and we have access generally to Daimler's parts distribution, service and technical information systems.
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
We believe that although the travel center and truck stop industry is highly fragmented, with approximately 6,200 travel centers and truck stops in the United States, the largest trucking fleets tend to purchase the majority of their fuel from us and our two largest competitors. We believe that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at the approximately 2,800 travel centers and truck stops that are located at or near U.S. interstate highway exits. Based on the number of locations, Pilot Travel Centers LLC, or Pilot, Love's and TA are the three largest companies focused principally on the travel center industry. We believe that, during 2019, both of our principal competitors, Pilot and Love's, added significantly more travel centers to their networks than we added to our network, and in some cases competition from new sites added by Pilot and Love's has negatively impacted our unit results. Nevertheless, we believe we are able to compete successfully in part because many of our travel centers were originally developed years ago when prime real estate locations along the U.S. interstate highway system were more readily available than they are today, which we believe would make it difficult to fully replicate our travel center business, and also in part because of our full service offerings and larger locations that are not often replicated by our principal competitors.

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
An additional source of competition in the future could result from commercialization of state owned interstate highway rest areas. Some state governments have historically requested that the federal government allow these rest areas to offer fuel and nonfuel products and services similar to that offered at a travel center and certain congressional leaders have historically supported such legislation. If commercialized, these rest areas may increase the number of locations competing with us and these rest areas may have significant competitive advantages over existing travel centers, including ours, because they are generally located on restricted (i.e., toll) roads and have dedicated ingress and egress. In April 2019, the Trump administration, or the Administration, agreed to a $2.0 trillion infrastructure plan that contains, among other things, a proposal for rest area commercialization. While it is uncertain the Administration's proposal will find sufficient Congressional support to be enacted, if enacted as proposed, the Administration's plans are likely to adversely affect our business, possibly significantly.
Our Leases with SVC
We have five leases with SVC, four of which we refer to as the TA Leases and one of which we refer to as the Petro Lease, and which we refer to collectively as the SVC Leases.
SVC Leases. Pursuant to the SVC Leases, we lease 144 properties under the TA Leases and 35 properties under the Petro Lease. One of our subsidiaries is a tenant under the leases, and we, and in the case of our TA Leases certain of our subsidiaries, guarantee the tenant's obligations under the leases.
Term. The TA Leases expire on December 31, 2029, 2031, 2032 and 2033, respectively. The Petro Lease expires on June 30, 2035. We may extend each of these leases for up to two additional periods of 15 years.
Annual Minimum Rent. As of December 31, 2019, our aggregate annual minimum rent payable to SVC under the SVC Leases was $243.9 million. We may request that SVC purchase approved renovations, improvements and equipment additions we make at the leased properties, in return for an increase in our annual minimum rent equal to the amount paid by SVC multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. SVC is not required to purchase any improvements and we are not required to sell any improvements to SVC. During the year ended December 31, 2018, we sold to SVC $56.3 million of improvements we made to properties leased from SVC. During the year ended December 31, 2019, we did not sell to SVC any improvements we made to properties leased from SVC.
Percentage Rent. Under the SVC Leases, we incur percentage rent payable to SVC. The percentage rent is 3.0% of the excess of nonfuel revenues for any particular year over the percentage rent base year amount. Beginning with the year ended December 31, 2020, the percentage rent payable by us to SVC will increase by an amount equal to one-half percent (0.5%) of the excess of annual nonfuel revenues at leased sites over the nonfuel revenues for each respective site for the year ending December 31, 2019.
Deferred Rent. Under the SVC Leases, we owed deferred rent to SVC in an aggregate amount of $70.5 million, which became payable in 16 equal quarterly installments beginning April 1, 2019. The total amount of deferred rent outstanding as of December 31, 2019, was $57.2 million. Interest does not accrue on this deferred rent obligation, subject to exceptions. This deferred rent obligation may be accelerated by SVC and become due on an earlier date and interest shall begin to accrue thereon upon the occurrence of certain events, including a change of control of us.

Maintenance and Alterations. We must maintain, at our expense, the leased properties, including maintenance of structural and non-structural components. At the end of each lease we must surrender the leased properties in substantially the same condition as existed at the commencement of the lease subject to any permitted alterations and reasonable wear and tear.
Assignment and Subletting. SVC's consent is required for any direct or indirect assignment or sublease of any of the leased properties. We remain liable under the leases for subleased properties.
Indemnification and Insurance. With limited exceptions, we indemnify SVC for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased properties. We generally must maintain commercially reasonable insurance. Our insurance coverage requirements include:
•property insurance in an amount equal to the full replacement cost of at risk improvements at our leased properties;
•business interruption insurance;
•general liability insurance, including bodily injury and property damage, in amounts that are generally maintained by companies operating travel centers;
•flood insurance for any property located in whole or in part in a flood plain;
•workers' compensation insurance if required by law; and
•such additional insurance as may be generally maintained by companies operating travel centers, including certain environmental insurance.
The SVC Leases generally require that SVC be named as an additional insured under our insurance policies.
Damage, Destruction or Condemnation. If any leased property is damaged by fire or other casualty or taken by eminent domain, we are generally obligated to rebuild. If the leased property cannot be restored, (a) SVC will generally receive all insurance or taking proceeds, (b) in the case of a casualty loss, we are liable to SVC for any deductible or difference between the replacement cost and the amount of any insurance proceeds, and (c) the annual minimum rent will be reduced by (i) in the case of the TA Leases, at SVC's option, either 8.5% of the net proceeds paid to SVC or the fair market rental of the damaged, destroyed or condemned property, or portion thereof, as of the commencement date of the TA Leases; (ii) in the case of a casualty loss under the Petro Lease, 8.5% of the net proceeds paid to SVC plus the fair market value of the land; and (iii) in the case of a taking under the Petro Lease, 8.5% of the amount of the net proceeds paid to SVC.
Events of Default. Events of default under each lease include the following:
•our failure to pay rent or any other amounts when due;
•our failure to maintain the insurance required under the lease;
•the occurrence of certain events with respect to our insolvency;
•the institution of a proceeding for our bankruptcy or dissolution;
•our failure to continuously operate any leased properties without SVC's consent;
•the acquisition by any person or group of beneficial ownership of 9.8% or more of our voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors; the sale of a material part of the assets of us or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of us or any such tenant or guarantor; in each case without the consent of SVC;
•our default under any indebtedness of $10.0 million or more for the TA Leases, or $20.0 million or more for the Petro Lease, that gives the holder the right to accelerate the maturity of the indebtedness; and
•our failure to perform certain other covenants or agreements of the lease and the continuance thereof for a specified period of time after written notice.
Remedies. Following the occurrence of any event of default, each lease provides that, among other things, SVC may, to the extent legally permitted:
•accelerate the rent;
•terminate the lease; and/or

•make any payment or perform any act required to be performed by us under the lease and receive from us, on demand, an amount equal to the amount so expended by SVC plus interest.
We are also obligated to reimburse SVC for all costs and expenses incurred in connection with any exercise of the foregoing remedies.
Lease Subordination. Each lease may be subordinated to any mortgages of the leased properties by SVC, but SVC is required to obtain nondisturbance agreements for our benefit.
Financing Limitations; Security. Without SVC's prior written consent, our tenant subsidiaries may not incur debt secured by any of their assets used in the operation of the leased properties; provided, however, our tenant subsidiaries may incur purchase money debt to acquire assets used in these operations and we may encumber such assets to obtain a line of credit secured by our tenant subsidiaries' receivables, inventory or certain other assets used in these operations.
Lease Termination. When a lease terminates, any equipment, furniture, fixtures, inventory and supplies at the leased properties that we own may be purchased by SVC at its then fair market value. Also at termination of the TA Leases, SVC has the right to license any of our software used in the operation of the leased properties at its then fair market value and to offer employment to employees at the leased properties; and under the SVC Leases we have agreed to cooperate in the transfer of permits, agreements and the like necessary for the operation of the leased properties.
Territorial Restrictions. Under the terms of each lease, without the consent of SVC, we generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which a travel center owned by SVC is located.
Right of First Refusal. We have granted to SVC in the SVC Leases a right of first refusal to acquire or finance certain properties that we determine to acquire.
Non-Economic Properties. If during a lease term the continued operation of any leased property becomes non-economic in our reasonable determination and we and SVC cannot agree on an alternative use for the property, we may offer that property for sale, including the sale of SVC's interest in the property, free and clear of our leasehold interests. No sale of a property leased from SVC, however, may be completed without SVC's consent. In the event we obtain a bona-fide offer to purchase the property and SVC consents to the sale, the net sale proceeds received will be paid to SVC, exclusive of amounts associated with our personal property, which we can elect to sell to the buyers or keep, and the annual minimum rent payable shall be reduced. In the case of the TA Leases, this rent reduction will be, at SVC's option, either the amount of such proceeds times 8.5% or the fair market rental for such property as of the commencement date of the lease; in the case of the Petro Lease, this reduction will be the amount of such proceeds times 8.5%. If we obtain a bona-fide offer to purchase the property but SVC does not consent to the sale of the property, that property will no longer be part of the lease and the annual minimum rent will be reduced as if the sale had been completed at the amount offered. No more than a total of 15 properties subject to the TA Leases and no more than five properties subject to the Petro Lease may be offered for sale as non-economic properties during the applicable lease term.
Arbitration. Our leases with SVC also include arbitration provisions for the resolution of disputes, claims and controversies.
See Note 9 to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report for more information about the terms of the SVC Leases and related amounts.

Relationships with Franchisees
We have lease and franchise agreements with lessees and owners of travel centers and standalone restaurants. We collect rent and franchise, royalty, advertising and other fees under these agreements. The table below summarizes by state information as of December 31, 2019, regarding branding and ownership of the travel centers and standalone restaurants our franchisees operate and excludes travel centers and standalone restaurants we operate. Information about the locations we operate is included in Item 2 of this Annual Report.

	Brand Affiliation:					Ownership of Sites By:
	TA(1)	TA Express(1)	Petro	QSL(1)	Total	TA	Franchisee or Others(1)
Alabama	1	—	1	—	2	1	1
Florida	—	—	—	1	1	—	1
Illinois	—	—	1	—	1	—	1
Iowa	1	—	—	1	2	—	2
Kansas	1	—	1	—	2	—	2
Kentucky	—	—	—	1	1	—	1
Minnesota	—	—	2	—	2	—	2
Missouri	2	—	2	—	4	—	4
New Jersey	—	—	—	3	3	—	3
North Carolina	—	—	1	—	1	—	1
North Dakota	—	1	1	—	2	—	2
Ohio	1	—	1	9	11	—	11
Oregon	1	—	—	—	1	—	1
Pennsylvania	1	—	—	8	9	—	9
South Carolina	—	—	—	1	1	—	1
South Dakota	—	2	—	—	2	—	2
Tennessee	1	—	—	1	2	—	2
Texas	1	1	—	—	2	1	1
Virginia	1	—	2	1	4	—	4
West Virginia	—	—	—	1	1	—	1
Wisconsin	1	—	1	—	2	—	2
Total	12	4	13	27	56	2	54
(1) Since December 31, 2019, through the date of this Annual Report, two travel centers owned and operated by a franchisee opened under the TA Express brand name, and we have entered into agreements for six franchised travel centers and four franchised standalone restaurants to begin operations by the end of 2020.
TA, TA Express and Petro Franchise Agreements
The following is a summary of the material provisions typically included in our TA, TA Express and Petro travel center franchise agreements.
Initial Franchise Fee. The initial franchise fee for a new TA or Petro franchise is $150.0 thousand. The initial franchise fee for a new TA Express franchise is $100.0 thousand.
Term of Agreement. The initial term of a franchise agreement is generally 10 years. Our TA and TA Express franchise agreements generally provide for two five year renewals on the terms then being offered to prospective franchisees at the time of the franchise renewal and our Petro franchise agreements generally provide for two five year renewals on the same terms as the expiring agreements. As of December 31, 2019, our franchise agreements had an average remaining term excluding renewal options of six years and an average remaining term including renewal options of 12 years.

Protected Territory. Under the terms of our franchise agreements for TA and TA Express travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the TA or TA Express brand in a specified territory for that TA or TA Express branded franchised travel center. Under the terms of our franchise agreements for Petro travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the Petro brand in a specified territory for that Petro branded franchised travel center.
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
Termination/Nonrenewal. Generally, we may terminate or refuse to renew a franchise agreement for default by the franchisee. Generally, we may also refuse to renew if we determine that renewal would not be in our economic interest or, in the case of TA, TA Express and Petro franchisees under our current form of franchise agreement, if the franchisee will not agree to the terms in our then current form of franchise agreement.
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
Franchisee Lease Agreements
In addition to franchise, royalty and advertising fees, we also collect rent from franchisees who lease their travel centers from us. At December 31, 2019, there were two such leased franchised travel centers. These franchisees exercised their final renewal term options and renewed their lease agreements during 2017; the terms of these lease agreements expire in June 2022.
QSL Franchise Agreements
Material provisions of our QSL franchise agreements typically include the following:
Initial Franchise Fee. The initial franchise fee for a new QSL franchise is $40.0 thousand. If a franchisee develops a QSL, the franchisee also is required to sign an area development agreement and is required to pay an initial development fee of $20.0 thousand per restaurant.
Term of Agreement. The initial term of a QSL franchise agreement is generally 10 to 20 years. Our QSL franchise agreements generally provide for a 10 year renewal on the terms then being offered to prospective franchisees at the time of the franchise renewal. As of December 31, 2019, our franchise agreements had an average remaining term excluding renewal options of 10 years and an average remaining term including renewal options of 19 years.
Protected Area. Under the terms of our QSL franchise agreements, generally we have agreed not to operate, or allow another person to operate, a restaurant that uses the QSL brand in a specified area. In addition, the franchisees have agreed not to operate a similar restaurant within a specified territory during the term and for a minimum of two years commencing on the effective date of termination or expiration of the franchise agreement.

Restaurant Offerings. Franchisees are required to operate their restaurants in conformity with the image of QSL and agree to prepare, sell and offer only approved menu items.
Royalty Payments on Gross Sales. QSL franchisees are required to pay us a royalty fee on gross sales, which includes revenues from all goods, merchandise and services, equal to between 4.0% to 5.0%.
Advertising, Promotion and Image Enhancement. Our franchisees are required to make additional payments to us as contributions to the applicable brand wide advertising, marketing and promotional expenses we incur. In addition, franchisees are required to spend an agreed upon percentage of net revenues on local advertising.
Termination/Nonrenewal. Generally, we may terminate, suspend or refuse to renew a franchise agreement for default by the franchisee.
Rights of First Refusal. During the term of each franchise agreement, we generally have a right of first refusal to purchase that restaurant at the price the franchisee is willing to accept from a third party.
Regulatory Environment
Environmental Regulation
Extensive environmental laws regulate our operations and properties. These laws may require us to investigate and clean up hazardous substances, including petroleum or natural gas products, released at our owned and leased properties. Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance at our locations. We use both underground storage tanks and above ground storage tanks to store petroleum products, natural gas and other hazardous substances at our locations. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water. Under the terms of the SVC Leases, we generally have agreed to indemnify SVC for any environmental liabilities related to properties that we lease from SVC and we are required to pay all environmental related expenses incurred in the operation of the leased properties. We have entered into certain other arrangements in which we have agreed to indemnify third parties for environmental liabilities and expenses resulting from our operations.
For further information about these and other environmental and climate change matters, see the disclosure under the heading "Environmental Contingencies" in Note 15 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report. In addition, for more information about these environmental and weather events and climate change matters and about the risks which may arise as a result, see elsewhere in this Annual Report, including "Warning Concerning Forward-Looking Statements," Item 1A. "Risk Factors," and Part II, Item 7, "Management's Discussion and Analysis - Environmental and Climate Change Matters."
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
Gaming Regulation
Because we have gaming operations at some of our travel centers, we and our concerned subsidiaries are currently subject to gaming regulations in Illinois, Louisiana, Montana, Nevada and Pennsylvania. Requirements under gaming regulations vary by jurisdiction but include, among other things:
•findings of suitability by the relevant gaming authorities with respect to, or licensure of, certain of our and our licensed subsidiaries' directors, officers and key employees and certain individuals having a material relationship with us or our licensed subsidiaries;

•findings of suitability by the relevant gaming authorities with respect to certain of our security holders and restrictions on ownership of certain of our securities;
•prior approval in certain circumstances by the relevant gaming authorities of offerings of our securities;
•prior approval by the relevant gaming authorities of changes in control of us; and
•specified reporting requirements.
Holders of beneficial interests in our voting securities are subject to licensing or suitability investigations by the relevant gaming authorities under various circumstances including, generally, service on our Board of Directors, the attainment of certain levels of ownership of a class of our voting securities, or involvement in the gaming operations of or influence over us or our licensed subsidiaries. Persons or entities seeking to acquire control of us or our operation of the license are subject to prior investigation by and approval from the relevant gaming authorities. Any beneficial owner of our voting securities, regardless of the number of shares owned, may be required by a relevant gaming authority to file an application and have their suitability reviewed in certain circumstances, including if the gaming authority has reason to believe that such ownership of our voting securities would otherwise be inconsistent with its state's gaming laws. In some jurisdictions, the applicant must pay all costs of investigations incurred in connection with such investigations. Additionally, in the event of a finding by a relevant gaming authority that a person or entity is unsuitable to be an owner of our securities, such person would be prohibited from, among other things, receiving any dividend or interest upon such securities, exercising any voting right conferred through such securities or continuing to hold our securities beyond such period of time as may be prescribed by such gaming authority, managing the licensed business and, in some cases, the stockholders may be required to divest himself or itself of our voting securities.
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
We have a Gaming Compliance Plan, or the Compliance Plan, as required by the Nevada Gaming Commission in connection with our gaming operations at certain of our travel center locations. In connection with the Compliance Plan, we have a Gaming Compliance Committee, or the Compliance Committee, on which a member of our Audit Committee of the Board of Directors serves as the Board of Directors' liaison to the Compliance Committee pursuant to the terms of the Compliance Plan. The Compliance Committee assists us in monitoring activities relating to our continuing qualifications under applicable gaming laws.
Seasonality
Our sales volume is generally lower in the first and fourth quarters than the second and third quarters of each year. In the first quarter, the movement of freight by professional truck drivers as well as motorist travel are usually at their lowest levels of each calendar year. In the fourth quarter, freight movement is typically lower due to the holiday season. While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences as our real estate rent expense and certain other costs do not vary seasonally.
Intellectual Property
We own the "Petro Stopping Center" and "Quaker Steak & Lube" names and related trademarks and various trade names used in our business including RoadSquad®, TechOn-Site®, TA Commercial Tire Network™, UltraOne®, Iron Skillet®, Reserve-It!®, eShop® and others. We have the right to use the "TA®," "TA Express®," "TravelCenters of America®," Country Pride® and certain other trademarks, which are owned by SVC, during the term of each TA Lease. We also license certain trademarks used in the operation of certain of our restaurants. We believe that these trademarks are important to our business, but that they could be replaced with alternative trademarks without significant disruption in our business except for the cost of such changes, which may be significant.

Internet Websites
Our internet website addresses are www.ta-petro.com and www.thelube.com. Copies of our governance guidelines, our code of business conduct and ethics, our insider trading policy and the charters of our audit, compensation and nominating and governance committees are posted on our website at www.ta-petro.com and also may be obtained free of charge by writing to our Secretary, TravelCenters of America Inc., Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that stockholders can use to report concerns or complaints about accounting, internal controls or auditing matters or violations or possible violations of our code of business conduct and ethics. We make available, free of charge, through the "Investors" section of our website at www.ta-petro.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Any material we file with, or furnish to, the SEC is also maintained on the SEC website (www.sec.gov). Security holders may send communications to our Board of Directors or individual Directors by writing to the party for whom the communication is intended at c/o Secretary, TravelCenters of America Inc., Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@ta-petro.com. Our website addresses are included several times in this Annual Report as textual references only. The information on or accessible through our websites is not incorporated by reference into this Annual Report or other documents we file with, or furnish to, the SEC. We intend to use our websites as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website at www.ta-petro.com in the "Investors" section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

Item 1A. Risk Factors
Our business faces many risks. If any of the events or circumstances described in the following risk factors occurs, our business, financial condition or results of operations could suffer and the market prices of our equity or debt securities could decline. Investors and prospective investors should carefully consider the following risks, the risks referred to elsewhere in this Annual Report and the information contained under the heading "Warning Concerning Forward-Looking Statements" before deciding whether to invest in our securities.
Risks Related to Our Business
Our operating margins are narrow.
Our operating margins are low. Fuel sales comprise the majority of our revenues and generate low gross margin percentages. A small percentage decline in our future revenues or increase in our future costs, especially revenues and costs and expenses related to fuel, may cause our profits to decline or us to incur losses. Fuel prices and sourcing have historically been volatile, which may increase the risk of declines in revenues or increases in costs. In the years during the most recent U.S. economic recession and the periods of historically high and volatile fuel prices, we realized large operating losses. Shifts in customer demand for our products and services, including as a result of increased fuel conservation practices or use of alternative fuels, or heightened competition could cause our operating margins to narrow further and we may incur losses. Our operating margins will also be negatively impacted by any increase in transaction or other fees we are required to pay to fuel card providers that we cannot pass along to our customers.

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
We believe that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at travel centers and truck stops that are located at or near interstate highway exits from us or our largest competitors. Based on the number of locations, we, Pilot and Love's are the largest companies in the travel center industry. These competitors may have greater financial and other resources than we do, which may facilitate their ability to compete more effectively. Increased competition between the major competitors in the travel center and truck stop business could result in a reduction of our gross margins or an increase in our expenses or capital improvement costs, which could negatively affect our profitability and our liquidity. We believe that, during 2019, both of our principal competitors, Pilot and Love's, added significantly more travel centers to their networks than we added to our network, and in some cases competition from new sites added by Pilot and Love's has negatively impacted our unit results.
Further, the truck repair and maintenance service industry is highly competitive. Such services can be obtained by trucking companies and truck drivers from a variety of sources, including national and regional truck repair and maintenance facilities and roadside assistance fleets, full service travel centers, truck stop chains, fleet maintenance terminals, independent garages, truck and commercial tire dealerships, truck quick lube facilities and other parts and service centers. In addition, some trucking companies operate their own terminals to provide repair and maintenance services to their own trucking fleets and drivers. Pilot and Love's, our two largest competitors, have increased their respective numbers of truck repair and maintenance facilities and their roadside assistance fleets over the past several years and should this trend continue, our competitive position could be weakened. Some of our competitors in the truck repair and maintenance service business may have more resources or lower costs than we do and may have vertically integrated businesses which may provide them competitive advantages.
We also face competition from restaurants in the quick service and casual dining segments of the restaurant industry. These segments are highly competitive and fragmented. Our competition includes a variety of locally owned restaurants and national and regional chains offering dine-in, carry-out, delivery and catering services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we do. Among our competitors are a number of multi unit, multi market, fast casual restaurant concepts, some of which are expanding nationally. These competitors may have, among other things, lower operating costs, better locations, facilities or management, more effective marketing and more efficient operations.
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
Our indebtedness and rent obligations are substantial. The terms of our leases with SVC require us to pay all of our operating costs and generally fixed amounts of rent. During periods of business decline, our revenues and gross margins may decrease but our minimum rents due to SVC and the interest payable on our senior notes do not. A decline in our revenues or an increase in our expenses may make it difficult or impossible for us to make payments of interest and principal on our debt or meet our rent obligations and could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease obligations or other purposes. Our substantial indebtedness and rent obligations may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to competitors that have lower relative debt levels. If we default under our SVC Leases, we may be unable to continue our business. Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.
Fuel price increases and fuel price volatility could negatively affect our business.
Increasing fuel prices and fuel price volatility have several adverse impacts upon our business. First, high fuel prices result in higher truck shipping costs. This causes shippers to consider alternative means for transporting freight, which reduces trucking business and, in turn, reduces our business. Second, high fuel prices cause our trucking customers to seek cost savings throughout their businesses. This has resulted in the implementation by many of our customers of measures to conserve fuel, such as purchasing trucks that have more fuel efficient engines, employ alternative fuel or other technologies, lower maximum driving speeds and employ other practices to conserve fuel, such as truck platooning and reduced truck engine idling, which measures reduce total fuel consumption and in turn reduce our fuel sales volume. Third, higher fuel prices may result in less disposable income for our customers to purchase our nonfuel goods and services. Fourth, higher and more volatile fuel commodity prices increase the working capital needed to maintain our fuel inventory and receivables, and this increases our costs of doing business. Further, increases in fuel prices may place us at a cost disadvantage to our competitors that may have larger fuel inventory or forward contracts executed during periods of lower fuel prices. If fuel commodity prices or fuel price volatility increase, our financial results may not improve and may worsen.
Limited competition among third party fuel card companies could adversely affect our business.
Most of our trucking customers transact business with us by use of fuel cards, which are issued by third party fuel card companies. The fuel card industry has only two significant participants, FleetCor and WEX. We believe almost all trucking companies use only a single fuel card provider and have become increasingly dependent upon the data, reports and other services provided by their respective fuel card provider to manage their fleets and simplify their data processing. Fuel card providers have direct negotiated contractual relationships with their trucking company customers. We cannot easily substitute an alternative fuel card for trucking companies to use to acquire fuel at our locations. Any effort to convince trucking companies to use an alternative card at our locations requires significant time, expense and coordination with the provider of that alternative card, and may not be successful. Limited competition in the fuel card industry and the increasing dependence of trucking companies on their fuel card provider could adversely affect our business. For example, in 2017 Comdata purported to terminate our Merchant Agreement with us and unilaterally withheld increased fees from the transaction settlement payments due to us. While we were successful in litigation we brought against Comdata, with the court ordering Comdata to continue to perform under the Merchant Agreement, that agreement is scheduled to expire on January 2, 2022, unless renewed. In addition, our agreement with WEX is scheduled to expire on November 6, 2021, and, thereafter, will renew automatically for successive two year terms, in each case, unless terminated. We may not be able to renew our agreements with Comdata or WEX, or enter new agreements with them. Further, any renewal or new agreement we may enter with either of them may be on terms that are materially less favorable to us than our current agreements with them. If Comdata or WEX increase the fees we are required to pay, we may not be able to recover the increased expense through higher prices to customers, and our business, financial condition and results of operations may be materially adversely affected.

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
Our growth strategies and business depend upon our ability to raise additional capital to invest in our locations and to fund acquisitions and investments that we believe are important to expand our business and maintain our competitiveness and to raise such capital at costs that are less than our returns on that capital. All of our travel centers are open for business 24 hours per day, 365 days per year. Due to the nature and intensity of the uses of our locations, they require regular and substantial expenditures for maintenance and capital investments to remain functional and attractive to customers. Although we may request that SVC purchase future renovations, improvements and equipment at the properties that we lease from SVC, SVC is not obligated to purchase any amounts and such purchases only relate to improvements to facilities we lease from SVC and not to facilities that we own or lease from others or to general business improvements, such as improvements to our IT systems.
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

Our storage and dispensing of petroleum products, waste and other hazardous substances create the potential for environmental damages, and compliance with environmental laws is often expensive.
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
Under the leases between us and SVC, we generally have agreed to indemnify SVC from environmental liabilities it may incur arising at any of the properties we lease from SVC. Although we maintain insurance policies which cover our environmental liabilities, that coverage may not adequately cover liabilities we may incur. To the extent we incur material amounts for environmental matters for which we do not receive insurance or other third party reimbursement or for which we have not recognized a liability in prior years, our operating results may be materially adversely affected. In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed. Also, to the extent we are or become obligated to fund any such liabilities, such funding obligation could materially adversely affect our liquidity and financial position.
We rely upon trade creditors for a significant amount of our working capital and the availability of alternative sources of financing may be limited.
Our fuel purchases are our largest operating cost. Historically, we have paid for our fuel purchases after delivery. In the past, as our fuel costs increased with the increase in commodity market prices, some of our fuel suppliers were unwilling to adjust the amounts of our available trade credit to accommodate the increased costs of the fuel volume that we purchased. Also, our historical financial results and general U.S. economic conditions have caused some fuel suppliers to request letters of credit or other forms of security for our purchases. We cannot predict how high or low fuel prices may be in the future, or to what extent our trade creditors will be willing to adjust the amounts of our available trade credit to accommodate increased fuel costs. Fuel commodity prices significantly impact our working capital requirements, and the unavailability of sufficient amounts of trade credit or alternative sources of financing to meet our working capital requirements could materially adversely affect our business.
Our use of joint ventures may limit our flexibility with jointly owned investments.
We are party to joint ventures with unrelated third parties with respect to Petro Travel Plaza Holdings LLC, or PTP, and QuikQ and we may in the future acquire, develop or recapitalize properties in joint ventures, or enter into other types of joint ventures, with other persons or entities. Our participation in these joint ventures is subject to risks, including the following:
•we may share approval rights over major decisions affecting the ownership or operation of the joint venture;
•we may be required to contribute additional capital if our partners fail to fund their share of any required capital contributions;
•our joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals;
•our joint venture partners may be subject to different laws or regulations than us, or may be structured differently than us for tax purposes, which could create conflicts of interest;
•our ability to sell the interest on advantageous terms when we so desire may be limited or restricted under the terms of the applicable joint venture agreements; and
•disagreements with our joint venture partners could result in litigation or arbitration that could be expensive and distracting to management and could delay important decisions.
Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of information technology could harm our business.
We rely on IT systems, including the internet and cloud-based infrastructures, to process, transmit and store electronic information, including financial records and personally identifiable information such as employee and payroll data and workforce scheduling information, and to manage or support a variety of business processes, including our supply chain, retail sales, credit and other card payments and authorizations, financial transactions, banking and numerous other processes and transactions, as well as certain franchisee services and functions. We purchase some of the IT systems we use from vendors on whom our IT systems materially depend and we also internally develop some of our IT systems. We rely on commercially available and proprietary IT systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and credit information. In addition, the IT systems we use for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put payment card data at risk, and some of these IT systems are determined and controlled by the payment card suppliers, who may be prone to cyber-attacks, data breaches and payment frauds, and not by us. Although we take various actions to protect and maintain the security of the IT systems we use and the data processed and maintained in them, it is possible that our security measures will not prevent the improper functioning of or damage to the IT systems we use, or the improper access to such IT systems or disclosure of personally identifiable or confidential information, such as in the event of a cyber-attack. Security breaches, including physical or electronic break ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any compromise or breach of our or our provider's IT systems could cause material interruptions in our operations, damage our reputation, require significant expenditures to determine the severity and scope of the breach, subject us to material liability claims, material claims of banks and payment card companies or regulatory penalties, reduce our customers' willingness to conduct business with us and could have a material adverse effect on our business, financial condition and results of operations. Moreover, banks and payment card companies continue to adopt new technologies to mitigate the risk of cyber-attacks, data breaches and fraud and, if we do not adopt these new technologies by the deadlines set by the banks and payment card companies, those companies may not pay us for fraudulent transactions occurring at our locations with those companies' cards or may otherwise penalize us. Further, the failure of the IT systems we use to operate effectively, or problems we may experience with maintaining the IT systems we currently use or transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems.
We may incur significant costs to comply with data privacy and security laws and significant costs and liabilities resulting from failure to comply with such laws and breaches of security of confidential consumer information, including related to our electronic processing of credit and debit card transactions.
We are subject to data protection laws and regulations, including state security breach notification laws, and federal and state consumer protection laws, such as the California Consumer Privacy Act, which govern the collection, use, disclosure and protection of personal information. Compliance with such laws may require us to incur significant costs, and the failure to comply with such laws could result in legal or reputational risk, as well as significant penalties and sanctions.
A significant amount of our sales are by credit or debit cards. We may experience security breaches in which personal information that we process or maintain, which may include credit and debit card information, is stolen or exposed, and our business operations may be impacted if our systems are not able to process such information due to a cyberattack, ransomware or other system failure. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft or unauthorized disclosure of such information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant expenses and liabilities, which could have a material adverse effect on our business, financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on our business and results of operations.

Many of our labor costs cannot be easily reduced without adversely affecting our business.
To maintain and manage our operations requires certain minimum staffing levels to operate our travel centers 24 hours per day, 365 days per year, and we attempt to manage our staffing to avoid excess, unused capacity. As a result, it may be difficult for us to affect future reductions in our staff without adversely affecting our business prospects. Further, passage of federal and state legislation, such as minimum wage increases and health insurance requirements, have increased our labor costs and we expect they will continue to do so. Certain aspects of our business require higher skilled personnel, such as truck service technicians. Hiring, training and maintaining higher skilled personnel can be costly, especially if turnover is high. Further, as we grow our business, particularly the aspects of our business that require higher skilled personnel, we have experienced difficulty with staffing those positions with qualified personnel and we may continue to do so. These staffing challenges have resulted in increased labor costs to attract and attempt to retain staff, particularly high skilled personnel, and we expect these staffing and cost pressures to continue for at least the near term. Also, certain opportunities for sales may be lost if staffing levels are reduced too much or if we are unable to maintain a sufficient number of higher skilled employees. If this growth is stalled, takes longer to achieve or is not realized, our operating results and cash flows will be adversely impacted. In addition, costs for health care and other benefits, due to regulation, market factors or otherwise, may further increase our labor costs.
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
The Administration and members of the U.S. Congress have made public statements indicating possible significant changes in U.S. trade policy and have taken certain actions that may impact U.S. trade, including entering into the United States-Mexico-Canada Agreement, imposing tariffs on certain goods imported into the United States, engaging in a "trade war" with the People's Republic of China and imposing, or threatening to impose, punitive trade measures on other nations. Changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in "trade wars," in increased costs for goods imported into the United States, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with the United States. If these consequences are realized, the volume of economic activity in the United States, including trucking freight volume, may be materially reduced. Such a reduction may materially and adversely affect our sales and our business. Further, the realization of these matters may increase our cost of goods and, if those costs cannot be passed on to our customers, our business and profits may be materially and adversely affected.
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
We maintain insurance coverage for our properties, including for casualty, liability, fire, extended coverage and business interruption loss insurance. We are responsible for obtaining and paying for insurance for the travel center properties that we lease from SVC in accordance with the terms of our SVC Leases. We also require our franchisees to maintain insurance for our travel centers they operate as a franchisee. Recently, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a franchisee may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property. Similarly, our other insurance, including our general liability insurance, may not provide adequate insurance to cover our losses. Further, we cannot be sure that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis, and, in the future, we may discontinue certain insurance coverage on some or all of our properties that we own or are otherwise not obligated to maintain pursuant to agreements with third parties, if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the loss. If an uninsured loss or a loss in excess of insured limits occurs, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property. We might also remain obligated for any financial obligations related to the property, even if the property is irreparably damaged. In addition, future changes in the insurance industry’s risk assessment approach and pricing structure could further increase the cost of insuring our properties or decrease the scope of insurance coverage, either of which could have an adverse effect on our financial condition, results of operations or liquidity.
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
In April 2019, the Administration agreed to a $2.0 trillion infrastructure plan that contains several policy provisions detrimental to the truck stop industry and our business. Specifically, the Administration's proposal intends to shift the responsibility for financing infrastructure projects from the federal government to the states and the private sector; such shifting is expected to greatly increase tolling of U.S. highways. The Administration also proposed rest area commercialization. While it is uncertain the Administration's proposal will find sufficient Congressional support to be enacted, if enacted as proposed, the Administration's plans are likely to adversely affect our business, possibly significantly.
Unfavorable publicity could negatively affect our results of operations as well as our future business.
We operate our travel centers and standalone restaurants under a small number of brand names. We sell gasoline under brands we do not own at most of our locations, many of our locations have QSRs that operate under brands we do not own and some locations have full service restaurants that operate under brands we do not own. In addition, we resell numerous other products we obtain from third parties. If we or the companies or brands associated with our products and offerings become associated with negative publicity, including as a result of customer or employee complaints, our customers may avoid purchasing our products and offerings at our locations because of our association with the particular company or brand. In recent years there has been an increase in the use of social media, which allows individuals access to a broad audience. The availability of information on social media is virtually immediate in its impact. The use of social media by our customers, employees or other individuals to make negative statements about our products, offerings, service, brands or other matters associated with us could quickly damage our reputation and negatively impact our revenues, and we may not be able to quickly and effectively address or counter the negative publicity. As noted elsewhere in this Annual Report, the control we may exercise over our franchisees is limited. Negative publicity or reputational damage relating to any of our franchisees may be imputed to our entire company and business. If we were to experience these or other instances of negative publicity or reputational damage, our sales and results of operations may be harmed.

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
Territorial restrictions placed on us by our leases with SVC and our franchise agreements with our franchisees could impair our ability to grow our business.
Under our leases with SVC, without the consent of SVC, we generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which a travel center owned by SVC is located. Additionally, under our leases with SVC, we have granted SVC a right of first refusal on the properties that are the subject of such leases. Under the terms of our franchise agreements for TA travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the TA brand in a specified territory for that TA branded franchise location. Under the terms of our franchise agreements for Petro travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the Petro brand in a specified territory for that Petro branded franchise location. As a result of these restrictions, we may be unable to develop, acquire or franchise a travel center in an area in which an additional travel center may be profitable, thereby losing an opportunity for future growth of our business.
Our business and operations are subject to risks from adverse weather and climate events.
Severe weather may have a material adverse effect on properties we own and the U.S. trucking industry, and some believe that the incidents of severe weather are increasing in frequency as a result of global climate change. When severe weather events, such as hurricanes, floods and wildfires, occur near our travel centers, we or our franchisees may need to suspend operations of any impacted travel centers until the event has ended, repairs are made and the impacted travel centers are ready for operation. In addition, severe weather across a geographic region may cause a material decrease in the movement of trucks and, as a result, in our business. We or franchisees of our travel centers may incur significant costs and losses as a result of severe weather, both in terms of operating, preparing and repairing our travel centers in anticipation of, during and after a severe weather event and in terms of lost business due to the interruption in operating our travel centers or decreased truck movements. Our insurance and our franchisees’ insurance may not adequately compensate us or them for these costs and losses. In addition, concerns about climate change and increasing storm intensities may increase the cost of insurance for our travel centers or practically render it unavailable to obtain.
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
Net operating losses and other carryforwards are subject to limitations under the U.S. Internal Revenue Code of 1986, as amended, or the Code. For instance, carryforwards of net operating losses arising in taxable years beginning after 2017 generally cannot offset more than 80% of the current year's taxable income. Moreover, net operating losses arising in taxable years prior to 2018 and various tax credits may only be carried forward for a limited number of years. These and other limitations could affect our ability to utilize currently all of our existing net operating loss and tax credit carryforwards, and could even cause some of these tax attributes to expire before they are used.
If we experience an ownership change, our net operating loss and tax credit carryforwards, which currently are expected to be utilized to offset future taxable income, may be subject to limitations on usage or elimination. Our governing documents impose restrictions on the transfer and ownership of our shares of common stock in order to help us preserve the tax treatment that would adversely affect our ability to utilize our net operating loss and tax credit carryforwards; however, we cannot be sure that these restrictions will be effective. See below for a discussion of the risks related to our ownership limitations under the heading "Risks Arising from Certain of Our Relationships and Our Organization and Structure".
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
Our business may be adversely impacted by a material increase in interest rates, including changes that may result from the expected phase out of LIBOR, and adverse changes in fiscal policy or credit market conditions.
In the past, the U.S. federal government’s fiscal policies and economic stimulus actions have created uncertainty in the financial markets and caused volatility in interest rates, which impacted business and consumer behavior. The U.S. Federal Reserve steadily increased the targeted federal funds rate over the last several years, but recently took action to decrease its federal funds rate and may continue to make adjustments in the near future. If key economic indicators, such as the unemployment rate, inflation, household spending and economic activity, are not sustained at levels the Federal Reserve believes support its objectives, the Federal Reserve may increase the target range for the federal funds rate. Increases in the federal funds rate would cause interest rates and borrowing costs to rise. Material increases in interest rates or market reactions to those increases may have a material adverse effect on our business. In addition, LIBOR is expected to be phased out in 2021. The interest rates under our Credit Facility are based on LIBOR and future debt we may incur may also be based on LIBOR. We currently expect that the determination of interest under our Credit Facility would be based on the alternative rates provided under our credit agreement or would be revised to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our credit agreement would approximate the current calculation in accordance with LIBOR. An alternative interest rate index that may replace LIBOR may result in our paying increased interest.
The nature of our business exposes us to litigation.
We have been, are currently, and expect in the future to be involved in claims and lawsuits arising in the ordinary course of our business, some of which may involve material amounts. The types of claims that we may be subject to from time to time include commercial disputes, employment related claims, including wage and hour claims, and premises liability claims, among others.
Defending litigation may distract management and be expensive, and any adverse rulings or judgments in such litigation may materially impact our business, operating results and liquidity. For more information regarding certain of our legal proceedings see the heading "Legal Proceedings" in Note 15 to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report.

Risks Related to Our Growth Strategies
We are in the process of executing new and expanded business strategies; we may fail to successfully execute these strategies and these strategies may prove to be unprofitable.
Our success depends on our ability to grow our business and adapt our business model to changing market conditions. We are executing new and expanded business strategies. We launched a new smaller travel center format, branded TA Express, and, as of December 31, 2019, converted and opened 12 travel centers under this brand name, and we plan to expand our travel center business, including the TA Express brand, through franchising, acquisition and development opportunities. We also continue to grow our truck services business, particularly within our RoadSquad®, TechOn-Site® and Commercial Tire Dealer Network™ programs. In addition, as of December 31, 2019, we had entered into franchise agreements covering six travel centers under our travel center brand names and four restaurants to be operated under our QSL brand. On October 28, 2019, we entered into a multi unit franchise agreement with IHOP in which we agreed to rebrand and convert up to 94 of our full service restaurants to IHOP restaurants over the next five years. In addition, in 2018 we commenced operating a commercial tire retread business with our acquisition and upgrade of a 32,000-square foot commercial tire retread facility in Bowling Green, Ohio that we anticipate will give us the ability to provide a complete tire management system and retread tires for national and local fleets, local industries, regional construction and agricultural segments. However, we have no prior experience operating a commercial tire retread facility and the prior owner had closed this facility because it was not operating profitably. These new and expanded business strategies will take time to execute and require additional investment. While we believe the pursuit of these business strategies will have a positive effect on our business in the long term, we cannot be sure that they will.
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

Risks Arising from Certain of Our Relationships and Our Organization and Structure
Our agreements and relationships with SVC, RMR and others related to them may create conflicts of interest, or the perception of such conflicts, and may restrict our ability to grow our business.
We have significant commercial and other relationships with SVC, RMR and others related to them, including:
•We lease a large majority of our travel centers from SVC and our business is substantially dependent upon our relationship with SVC.
•SVC is our largest stockholder, owning 0.7 million, or approximately 8.2%, of our outstanding shares of common stock as of December 31, 2019.
•RMR provides us with business management services pursuant to a business management agreement and we pay RMR fees for those services based on a percentage of our fuel gross margin and nonfuel revenues. RMR also provides business and property management services to SVC.
•The Chair of our Board of Directors and one of our Managing Directors, Adam D. Portnoy, is the chair of the board of trustees and a managing trustee of SVC, owned 1.5% of SVC's outstanding common shares as of December 31, 2019, is a managing director and an officer and, as the sole trustee of ABP Trust, is the controlling shareholder of The RMR Group Inc. and is an officer and employee of RMR. The RMR Group Inc. is the managing member of RMR and RMR is the majority operating subsidiary of The RMR Group Inc.
•As of December 31, 2019, RMR owned 0.3 million, or approximately 3.6%, of our outstanding shares of common stock.
•Our other Managing Director and Chief Executive Officer, Jonathan M. Pertchik, is an Executive Vice President of RMR.
•Barry A. Richards, our President and Chief Operating Officer, William E. Myers, our Executive Vice President, Chief Financial Officer and Treasurer, and Mark R. Young, our Executive Vice President and General Counsel, are also officers of RMR.
•Adam D. Portnoy and all of our Independent Directors are members of the boards of trustees or boards of directors of other public companies to which RMR or its subsidiaries provide management services.
•In the event of conflicts between us and RMR, any affiliate of RMR or any publicly owned entity with which RMR has a relationship, including SVC, our business management agreement allows RMR to act on its own behalf and on behalf of SVC or such other entity rather than on our behalf.
In an agreement with SVC entered in 2007 in connection with our spin off from SVC and in our SVC Leases, we granted SVC a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center with another party. Under the 2007 agreement, we also granted SVC and other entities to which RMR provides management services a right of first refusal to acquire or finance any real estate of the types in which they invest before we do. Additionally, under the SVC Leases, without the consent of SVC, we generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which a travel center owned by SVC is located. These rights of first refusal and noncompetition provisions could limit our ability to purchase or finance our properties or properties we may wish to invest in or acquire in the future. Also, under the 2007 agreement we agreed not to take any action that might reasonably be expected to have a material adverse impact on SVC's ability to qualify as a real estate investment trust, or REIT. For more information regarding our transactions, and leases with SVC, see Notes 3, 9 and 14 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.

These relationships could create, or appear to create, conflicts of interest with respect to matters involving us, SVC, RMR and others related to them. As a result of these relationships, our leases with SVC, management agreement with RMR and other transactions with SVC, RMR and others related to them were not negotiated on an arm's length basis between unrelated parties, and therefore the terms thereof may not be as favorable to us as they would have been if they were negotiated on an arm's length basis between unrelated parties. In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, dissident stockholder director nominations, dissident stockholder proposals and stockholder litigation have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. These activities, if instituted against us, and the existence of conflicts of interest or the perception of conflicts of interest, could result in substantial costs and diversion of our management's attention and could have a material adverse impact on our reputation, business and the market price of our shares of common stock and other securities.
The substantial majority of the travel centers that we operate are owned by SVC and our business is substantially dependent on our relationship with SVC. In addition, we have significant commercial arrangements with RMR and we are dependent on those arrangements in operating our business.
Of the 261 travel centers we operate, 179, or 69%, are owned by SVC and, as a result, our business is substantially dependent on our relationship with SVC. We lease these travel centers pursuant to five long term leases with SVC. SVC may terminate our leases in certain circumstances, including if SVC does not receive annual minimum rent on the subject properties or for certain other events of default. Our business is substantially dependent upon our continued relationship with SVC. The loss of our leases with SVC, or a material change to their terms, could have a material adverse effect on our business, financial condition or results of operations.
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
Our charter, or our Articles, and amended and restated bylaws, or bylaws, contain provisions that prohibit any stockholder from owning more than 5% (in value or in number of shares, whichever is more restrictive) of any class or series of our outstanding shares of capital stock, including our common stock. The ownership limitation in our Articles and bylaws helps facilitate our compliance with our contractual obligations with SVC to not take actions that may conflict with SVC's status as a REIT under the Code and is intended to help us preserve the tax treatment of our tax credit carryforwards, net operating losses and other tax benefits. We also believe these provisions promote good orderly governance. However, these provisions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a stockholder may consider favorable.
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
•the authority of our Board of Directors, and not our stockholders, to adopt, amend or repeal our bylaws and to fill vacancies on the Board of Directors;
•limitations on the ability of stockholders to cause a special meeting of stockholders to be held and a prohibition on stockholders acting by written consent unless the consent is a unanimous consent of all our stockholders entitled to vote on the matter;
•required qualifications for an individual to serve as a Director and a requirement that certain of our Directors be “Managing Directors” and other Directors be “Independent Directors,” as defined in the governing documents;
•the power of our Board of Directors, without stockholders' approval, to authorize and issue additional shares of stock of any class or type on terms that it determines;

•limitations on the ability of our stockholders to propose nominees for election as Directors and propose other business to be considered at a meeting of stockholders;
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
•restrictions on business combinations between us and an interested stockholder that have not first been approved by our Board of Directors (including a majority of Directors not related to the interested stockholder);
•requirements that stockholders comply with regulatory requirements (including Illinois, Louisiana, Montana, Nevada and Pennsylvania gaming) affecting us, which could effectively limit stock ownership of us including, in some cases, to 5% of our outstanding shares of common stock; and
•requirements that any person nominated to be a Director comply with any clearance and pre-clearance requirements of state gaming laws applicable to our business.
In addition, the SVC Leases, our business management agreement with RMR and our credit agreement for our $200.0 million secured Credit Facility each provide that our rights and benefits under those agreements may be terminated in the event that anyone acquires more than 9.8% of our shares of capital stock or we experience some other change in control, as defined in those agreements, without the consent of SVC, RMR or the lenders under our Credit Facility, respectively. In addition, our obligation to repay deferred rent then outstanding under our amended leases with SVC may be accelerated if, among other things, a Director not nominated or elected by the then members of our Board of Directors is elected to our Board of Directors or if our stockholders adopt a proposal (other than a precatory proposal) not recommended for adoption by the then members of our Board of Directors. For these reasons, among others, our stockholders may be unable to realize a change in control premium for securities they own of us or otherwise effect a change of our policies or a change of our control.
The licenses, permits and related approvals for our operations may restrict ownership of us, or prevent or delay any change in control of us.
We have travel center locations in Illinois, Louisiana, Montana, Nevada and Pennsylvania that include gaming operations. As a result, we and our subsidiaries involved in these operations are subject to gaming regulations in those states. Under state gaming regulations, which vary by jurisdiction:
•stockholders whose ownership of our securities exceeds certain thresholds may be required to report their holdings to and to be licensed, found suitable or approved by the relevant state gaming authorities;
•persons seeking to acquire control over us or over the operation of our gaming licenses are subject to prior investigation by and approval from the relevant gaming authorities;
•persons who wish to serve as one of our Directors or officers may be required to be approved, found suitable and in some cases licensed, by the relevant state gaming authorities; and
•the relevant state gaming authorities may limit our involvement with, or ownership of, securities by persons they determine to be unsuitable.
The gaming regulations to which we are subject may discourage or prevent investors from nominating persons to serve as our Directors, from purchasing our securities, from attempting to acquire control of us or otherwise implementing changes that they consider beneficial.
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

Our Articles also generally require us, to the fullest extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, to pay or reimburse reasonable expenses in advance of final disposition of a proceeding to, our present and former Directors and officers, SVC, RMR, and the respective trustees, directors and officers of SVC and RMR for losses they may incur arising from claims or actions in which any of them may be involved in connection with any act or omission by such person or entity on behalf of or with respect to us, unless, with respect to SVC, RMR, and the respective trustees, directors and officers of SVC and RMR, there has been a final, nonappealable judgment entered by an arbiter determining that such person or entity acted in bad faith or engaged in fraud, willful misconduct or, in the case of a criminal matter, acted with knowledge that his, her or its conduct was unlawful. We have entered into individual indemnification agreements with our Directors and officers, which provide similar indemnification obligations with respect to such persons. As a result, we and our stockholders may have more limited rights against our present and former Directors and officers, SVC, RMR, and the respective trustees, directors and officers of SVC and RMR than might otherwise exist absent the provisions in our Articles and our indemnification agreements or that might exist with other companies, which could limit our stockholders' recourse in the event of actions not in our stockholders' best interest.
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
We believe that the arbitration provisions in our governing documents are enforceable under both state and federal law, including with respect to federal securities laws claims. We are a Maryland corporation and Maryland courts have upheld the enforceability of arbitration bylaws. In addition, the United States Supreme Court has repeatedly upheld agreements to arbitrate other federal statutory claims, including those that implicate important federal policies. However, some academics, legal practitioners and others are of the view that charter or bylaw provisions mandating arbitration are not enforceable with respect to federal securities laws claims. It is possible that the arbitration provisions of our governing documents may ultimately be determined to be unenforceable.
By agreeing to the arbitration provisions of our governing documents, stockholders will not be deemed to have waived compliance by us with federal securities laws and the rules and regulations thereunder.

Risks Related to Our Securities
Our capital stock has experienced significant price and trading volume volatility and may continue to do so.
Since we became a publicly traded company in January 2007, our capital stock has experienced significant share price and trading volatility, which may continue. The market price of our shares of capital stock has fluctuated and could fluctuate significantly in the future in response to various factors and events, including, but not limited to, the risks set out in this Annual Report as well as:
•the liquidity of the market for our capital stock, which may experience increased illiquidity as a result of the reverse stock split;
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
Recently, global and U.S. financial markets have experienced heightened volatility, including as a result of uncertainty regarding actual and potential shifts in U.S. and foreign trade, economic and other policies. This volatility and uncertainty could have a significant impact on the markets for our capital stock and our Senior Notes (as defined below), the markets in which we operate and a material adverse impact on our business prospects and financial condition.
Any future equity issuances we may make may significantly dilute our stockholders' equity interests.
The trading price of our shares of common stock is currently below the trading prices we have experienced in the past. If we issue additional shares of common stock at or near current trading price levels, certain of our pre-existing stockholders, especially our long term stockholders, may experience dilution of their equity interests.
Investors may not benefit financially from investing in our Senior Notes.
The indenture under which the 2028 Senior Notes, the 2029 Senior Notes, and the 2030 Senior Notes, which we refer to collectively as the Senior Notes, were issued contains no financial covenants or other provisions that would afford the holders of the Senior Notes any substantial protection in the event we participate in a material transaction. In addition, the indenture does not limit the amount of indebtedness we may incur or our ability to pay dividends, make distributions or repurchase our shares of common stock. Additionally, investors in our Senior Notes may be adversely affected as a result of the following:
•Senior Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness;
•an active trading market for the Senior Notes may not be maintained or be liquid;
•we depend upon our subsidiaries for cash flow to service our debt, and the Senior Notes are structurally subordinated to the payment of the indebtedness, lease and other liabilities and any preferred equity of our subsidiaries; and
•an increase in market interest rates and other factors could result in a decrease in the value of the Senior Notes.

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
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with these covenants (or similar covenants contained in future financing agreements) could result in a default under our Credit Facility, indenture and other agreements containing cross default provisions, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. A default could permit lenders or holders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt and to terminate any commitments to lend. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the Senior Notes. In addition, a default under our Credit Facility or indenture would also constitute a default under the SVC Leases due to cross default provisions in the SVC Leases. Further, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. If our indebtedness were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In such circumstances, we could be forced into bankruptcy or liquidation and, as a result, investors could lose their investment in our securities.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The table below summarizes by state information as of December 31, 2019, regarding branding and ownership of the properties we operate and excludes properties operated by franchisees. Information for the locations our franchisees operate is included under the heading "Relationships with Franchisees" in Item 1 of this Annual Report.

	Brand Affiliation:						Ownership of Sites by:
	TA	TA Express	Petro	QSL	Others(1)	Total	TA	SVC	Joint Venture	Others(2)
Alabama	3	—	3	—	—	6	2	4	—	—
Arizona	5	—	2	—	—	7	—	7	—	—
Arkansas	2	—	2	—	—	4	—	4	—	—
California	9	—	4	—	1	14	1	10	3	—
Colorado	3	3	1	—	—	7	4	3	—	—
Connecticut	2	1	—	—	—	3	—	3	—	—
Florida	5	1	1	—	—	7	—	7	—	—
Georgia	7	—	3	—	1	11	2	8	—	1
Idaho	1	—	—	—	—	1	—	1	—	—
Illinois	7	—	3	—	—	10	—	10	—	—
Indiana	7	—	6	1	—	14	6	8	—	—
Iowa	2	—	—	—	—	2	1	1	—	—
Kansas	1	—	1	—	—	2	1	1	—	—
Kentucky	2	—	1	—	1	4	1	3	—	—
Louisiana	4	—	3	—	—	7	1	6	—	—
Maryland	3	—	—	—	—	3	—	3	—	—
Michigan	6	—	—	—	—	6	2	4	—	—
Minnesota	1	—	—	—	—	1	1	—	—	—
Mississippi	1	—	1	—	—	2	—	1	—	1
Missouri	4	—	1	—	—	5	1	4	—	—
Montana	2	—	—	—	—	2	2	—	—	—
Nebraska	2	—	1	—	—	3	—	3	—	—
Nevada	3	—	3	—	—	6	1	5	—	—
New Hampshire	1	—	—	—	—	1	—	1	—	—
New Jersey	3	—	1	—	—	4	1	3	—	—
New Mexico	5	—	2	—	—	7	—	6	—	1
New York	5	—	1	—	—	6	1	5	—	—
North Carolina	3	—	1	—	—	4	1	3	—	—
North Dakota	—	1	—	—	—	1	1	—	—	—
Ohio	9	—	4	8	1	22	3	13	—	6
Oklahoma	3	—	1	—	—	4	1	3	—	—
Oregon	2	—	1	—	—	3	1	2	—	—
Pennsylvania	8	—	2	4	—	14	4	9	—	1
Rhode Island	1	—	—	—	—	1	1	—	—	—
South Carolina	4	—	2	—	—	6	2	4	—	—
Tennessee	7	—	2	—	—	9	3	6	—	—
Texas	14	1	7	—	—	22	7	15	—	—
Utah	1	1	—	—	—	2	—	2	—	—
Virginia	3	—	—	1	—	4	—	3	—	1
Washington	1	—	1	—	—	2	—	2	—	—
West Virginia	2	—	—	1	—	3	1	1	—	1
Wisconsin	2	—	1	—	—	3	2	1	—	—
Wyoming	3	—	1	—	—	4	—	4	—	—
Ontario, Canada	1	—	—	—	—	1	1	—	—	—
Total	160	8	63	15	4	250	56	179	3	12
(1) Includes other locations, including a standalone restaurant other than QSL and truck service facilities.
(2) Includes properties leased from, or managed for, parties other than SVC.

Item 3. Legal Proceedings
The disclosure under the heading "Legal Proceedings" in Note 15 to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our shares of common stock are traded on The Nasdaq Stock Market LLC under the symbol "TA."
Holders. As of February 19, 2020, there were 800 stockholders of record of our shares of common stock.
Dividends. We have never paid or declared any cash dividends on our shares of common stock. At present, we intend to retain our future earnings, if any, to fund the operations and growth of our business. Furthermore, our Credit Facility restricts our payment of cash dividends on our shares of common stock, unless certain requirements under the Credit Facility are met, including that excess availability, as defined, is not less than 20.0% after any such payment, and our rent deferral agreement with SVC prohibits us from paying any dividends while any deferred rent remains unpaid. Our future decisions concerning the payment of dividends on our shares of common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors as our Board of Directors, in its discretion, may consider relevant, and the extent to which the declaration or payment of dividends may be limited by agreements we have entered or cause us to lose the benefits of certain of our agreements.
Stock Issuable Under Equity Compensation Plans. The equity compensation plan information set forth in Part III, Item 12 of this Annual Report is incorporated by reference herein.
Recent Sales of Unregistered Securities. There were no sales of our unregistered securities by us during the fourth quarter of 2019.
Issuer Purchases of Equity Securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2019:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 2019	—	$—	—	$—
November 2019	—	—	—	—
December 2019	36,653	9.05	—	—
Total	36,653	$9.05	—	$—
(1)During the quarter ended December 31, 2019, all common stock purchases were made to satisfy stock award recipients' tax withholding and payment obligations in connection with the vesting of awards of shares of common stock, which were repurchased by us based on their fair market value on the repurchase dates.

Item 6. Selected Financial Data
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included in Part IV, Item 15 of this Annual Report. Amounts are in thousands of dollars, shares of common stock or gallons, as applicable, unless indicated otherwise.

Company Overview
TravelCenters of America Inc. is a Maryland corporation. Prior to August 1, 2019, we were organized as a Delaware limited liability company. On August 1, 2019, in conjunction with our conversion from a Delaware limited liability company to a Maryland corporation, we completed a reverse stock split of our outstanding shares of common stock pursuant to which every five shares of our issued and outstanding common stock were exchanged for one share of our common stock. The common stock information included within this Annual Report has been retrospectively adjusted to reflect this reverse stock split for all periods and dates presented. See Note 10 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about our reverse stock split.
As of December 31, 2019, we operated or franchised 261 travel centers, two standalone truck service facilities and 43 standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.

Executive Summary of Financial Results
During the years ended December 31, 2019 and 2018, we had income before income taxes and discontinued operations of $37,808 and a loss before income taxes and discontinued operations of $4,347, respectively. The increase of $42,155 in our income (loss) before income taxes and discontinued operations was primarily due to the following factors:
•site level gross margin in excess of site level operating expense increased $47,464, which primarily resulted from the $70,229 benefit from the federal biodiesel blenders' tax credit that was retroactively reinstated for 2018 and 2019 and recognized in December 2019. During the year ended December 31, 2018, we recognized a $23,251 benefit from the federal biodiesel blenders' tax credit that was retroactively reinstated for 2017 and recognized in February 2018; and
•real estate rent expense decreased $25,714, primarily as a result of the acquisition in January 2019 of 20 travel centers from SVC, which we previously leased from SVC, which reduced our annual minimum rent.
The factors noted above for the increase in our income (loss) before income taxes and discontinued operations were partially offset by the following factors:
•selling, general and administrative expense increased $17,529, which was primarily due to a $12,947 increase in legal costs resulting from $10,082 of reimbursed litigation costs collected from Comdata during 2018 and also reflected increased compensation expense as a result of annual salary increases and increased headcount to support the growth in our business; and
•depreciation and amortization expense increased $17,081, primarily as a result of acquiring 20 travel centers from SVC in January 2019 and $2,369 of impairment charges related to certain standalone restaurants.
Excluding the benefits of the federal biodiesel blenders' tax credits recognized in the years ending December 31, 2019 and 2018, of $70,229 and $23,251, respectively, and excluding the Comdata legal fees reimbursement recognized in 2018 of $10,082, income (loss) before income taxes and discontinued operations for the year ended December 31, 2019, would have reflected an improvement of $5,259 as compared to the year ended December 31, 2018, primarily due to the decrease in real estate rent expense as a result of the acquisition of 20 previously leased travel centers from SVC and an increase in nonfuel gross margin, partially offset by an increase in depreciation and amortization expense and increased compensation expense.

In December 2019, the U.S. government retroactively reinstated the federal biodiesel blenders' tax credit for 2018 and 2019, as well as approved the federal biodiesel blenders' tax credit through 2022. As a result, we recognized $70,229 as a reduction to our fuel cost of goods sold in 2019 relating to 2018 and 2019. It typically has taken us approximately six to eight months to collect the cash refunds related to the federal biodiesel blenders' tax credit and we expect to collect the full amount for 2018 and 2019 by the 2020 fourth quarter. For the years 2020 through 2022, the benefit of the federal biodiesel blenders' tax credit will be included in the price we pay for biodiesel. We anticipate the benefit we will realize in future periods for the federal biodiesel blenders' tax credit may be less than the benefit we realized for each of the years 2017 through 2019.
Effects of Fuel Prices and Supply and Demand Factors
Our revenues and income are subject to material changes as a result of market prices and the availability of diesel fuel and gasoline. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in demand that are often the result of changes in the macroeconomic environment. Also, concerted efforts by major oil producing countries and cartels to influence oil supply may impact prices. In addition, other actions by governments regarding trade policies may impact fuel prices, such as the Administration's recent statements indicating that it may not extend the duration of previously granted waivers to certain countries from the Administration's sanctions on purchases of oil from Iran.
Over the past several years there have been significant changes in the cost of fuel. During the year ended December 31, 2019, fuel prices trended slightly upward, ending at a higher price than at the start of the year. During the year ended December 31, 2018, fuel prices trended steadily upward during the first half of 2018, but trended steadily downward during the second half of 2018, ending at a lower price than at the start of the year. The average fuel price during the year ended December 31, 2019, was 7.0% below the average fuel price during the year ended December 31, 2018. We generally are able to pass changes in our cost for fuel products to our customers, but typically with a delay, such that during periods of rising fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been and during periods of falling fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been. Increases in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements.
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
We believe that demand for fuel by trucking companies and motorists for a constant level of miles driven will continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels and technologies. Although we believe these factors, combined with competitive pressures, impact the level of fuel sales volume we realize, fuel sales volume increased both on a consolidated and same site basis during the year ended December 31, 2019, as compared to the year ended December 31, 2018. We believe these increases resulted from the success of our marketing initiatives.

Factors Affecting Comparability
Lease Amendments and Travel Center Purchases
In January 2019, we acquired from SVC 20 previously leased travel centers for $309,637, which amount includes $1,437 of transaction related costs, and amended our five existing leases with SVC such that: (i) the 20 purchased travel centers were removed from the applicable leases and our annual minimum rent was reduced by $43,148; (ii) the term of each of the leases was extended by three years; (iii) the amount of the deferred rent obligation to be paid to SVC was reduced from $150,000 to $70,458 and we began to pay that amount in 16 equal quarterly installments commencing on April 1, 2019; and (iv) commencing with the year ended December 31, 2020, we will be obligated to pay to SVC an additional amount of percentage rent equal to one-half percent (0.5%) of the excess of the annual nonfuel revenues at leased sites over the nonfuel revenues for each respective site for the year ending December 31, 2019. These lease amendments are further described in Note 9 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.

Sale of Convenience Stores Business
On December 5, 2018, we sold 225 convenience stores, one standalone restaurant and certain related assets, or the convenience stores business, for an aggregate sale price of $330,609, resulting in net proceeds of $319,853 after transaction related costs and cash sold. As a result of this sale, the results of the convenience stores business are presented as discontinued operations for the year ended December 31, 2018, in our consolidated statements of operations and comprehensive income (loss). See Note 4 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about our discontinued operations.
Federal Biodiesel Blenders' Tax Credit
As noted above, in December 2019, the U.S. government retroactively reinstated the federal biodiesel blenders' tax credit for 2018 and 2019, and in February 2018, the U.S. government retroactively reinstated the federal biodiesel blenders' tax credit for 2017. As a result, we recognized a benefit of $70,229 and $23,251 in 2019 and 2018, respectively, to our fuel cost of goods sold.
Recently Acquired Sites
We believe that travel centers we acquire or develop generally require a three year period after they open under our operation, and any related renovations are completed, to reach our expected stabilized financial results.
Since the beginning of 2018, we acquired the operations of three travel centers from franchisees, one that owned the site and two that previously leased the sites from us, acquired a tire retread facility and opened a standalone truck service facility for a total investment (including the costs of initial improvements) of $20,346 as of December 31, 2019. These sites generated site level gross margin in excess of site level operating expense of $4,348 and $1,071 for the years ended December 31, 2019 and 2018, respectively. Prior to acquiring these sites, we collected rent and royalties from these franchisees of $2,179 for the year ended December 31, 2018.
Growth Strategies
On October 28, 2019, we entered into a multi unit franchise agreement with IHOP in which we agreed to rebrand and convert up to 94 of our full service restaurants to IHOP restaurants over the next five years, or the IHOP Agreement. Of the 94, we are obligated to convert the initial 20 full service restaurants to IHOP restaurants with the remaining conversions at our discretion. We currently operate these full service restaurants under our Iron Skillet or Country Pride brand names. Pursuant to the IHOP Agreement, we have agreed to, among other things, rebrand 15 full service restaurants by the end of 2020, 20 full service restaurants in each of 2021, 2022 and 2023 and 19 full service restaurants in 2024. The average investment per site to rebrand these restaurants is expected to be approximately $1,100 and we anticipate a return on our investment of approximately 20%.
In 2019, we entered into franchise agreements covering 12 travel centers to be operated under our travel center brand names; four of these franchised travel centers began operations under one of our travel center brands during 2019, two began operations in the 2020 first quarter to date and we anticipate six franchised travel centers to begin operations by the end of 2020. In addition, we have entered into an agreement with one of these franchisees pursuant to which we expect to add two additional franchised travel centers to our network, one within five years and the other within 10 years.
In 2019, we entered into franchise agreements covering six standalone restaurants to be operated under our QSL brand name; three of these franchised restaurants began operations during 2019, and we anticipate the remaining three restaurants will be added to our network by the end of the 2020 second quarter.
We currently have a contract in place for the purchase of a parcel of land for $1,358 (expected to close by the end of the 2020 second quarter) on which we, or one of our franchisees, plans to develop a TA Express travel center.

Adoption of New Lease Accounting Standard
In February 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2016-02, Leases, or ASU 2016-02, which established a comprehensive lease standard under GAAP for virtually all industries. In August 2018, the FASB issued Accounting Standards Update 2018-11, Targeted Improvements to ASC 842, or ASU 2018-11, which allowed companies to adopt the standard using the modified retrospective transition method. ASU 2016-02 and ASU 2018-11 are collectively referred to as ASC 842. ASC 842 requires, among others things, a lessee to recognize a right of use asset and a lease liability for all leases with a term of greater than 12 months. We adopted ASC 842 using the modified retrospective transition method and elected not to restate prior year comparative periods. Upon adoption, we recognized an adjustment to our beginning accumulated deficit of $86,243, net of taxes, which had previously been recognized on a straight line basis over the terms of the SVC Leases as a reduction of real estate rent expense. We also recognized operating lease assets of $1,785,866 and total operating lease liabilities of $1,996,957 as of January 1, 2019. See Notes 1 and 9 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about the impact of ASC 842.

Results of Operations
As part of management's discussion and analysis of our operating results, we refer to increases and decreases in results on a same site basis. We include a location in the same site comparisons only if we continuously operated it since the beginning of the earliest comparative period presented, except we do not include locations we operate that are owned by an unconsolidated joint venture in which we own a noncontrolling interest. Same site data also excludes revenues and expenses at locations not operated by us, such as rents and royalties from franchisees, and corporate level selling, general and administrative expense, as well as the revenues and expenses associated with our discontinued operations. We do not exclude locations from the same site comparisons as a result of capital improvements to the site or changes in the services offered.
Consolidated Financial Results
The following table presents changes in our operating results for the year ended December 31, 2019, as compared to the year ended December 31, 2018.

	Year Ended December 31,
	2019	2018	Change
Revenues:
Fuel	$4,247,069	$4,395,731	(3.4)%
Nonfuel	1,856,147	1,820,341	2.0%
Rent and royalties from franchisees	14,143	16,143	(12.4)%
Total revenues	6,117,359	6,232,215	(1.8)%

Gross margin:
Fuel(1)	378,718	320,027	18.3%
Nonfuel	1,129,729	1,109,876	1.8%
Rent and royalties from franchisees	14,143	16,143	(12.4)%
Total gross margin(1)	1,522,590	1,446,046	5.3%

Site level operating expense	943,810	914,730	3.2%
Selling, general and administrative expense	155,474	137,945	12.7%
Real estate rent expense	257,762	283,476	(9.1)%
Depreciation and amortization expense	100,260	83,179	20.5%

Income from operations	65,284	26,716	144.4%

Interest expense, net	28,356	29,003	(2.2)%
Other (income) expense, net	(880)	2,060	(142.7)%
Income (loss) before income taxes and discontinued operations	37,808	(4,347)	NM
(Provision) benefit for income taxes	(4,339)	1,574	(375.7)%
Income (loss) from continuing operations	33,469	(2,773)	NM
Loss from discontinued operations, net of taxes	—	(117,631)	NM
Net income (loss)	33,469	(120,404)	127.8%
Less: net income for noncontrolling interest	124	149	(16.8)%
Net income (loss) attributable to common stockholders	$33,345	$(120,553)	127.7%
(1) The amount for 2019 includes a $70,229 benefit from the federal biodiesel blenders' tax credit that the U.S. government retroactively reinstated for 2018 and 2019 in December 2019, and a $2,840 one time benefit due to the reversal of loyalty award accruals recognized in connection with introducing a revised customer loyalty program. The amount for 2018 includes a $23,251 benefit from the federal biodiesel blenders' tax credit that the U.S. government retroactively reinstated for 2017 in February 2018.

Same Site Operating Results
The following table presents our same site operating results for the year ended December 31, 2019, as compared to the year ended December 31, 2018.

	Year Ended December 31,
	2019	2018	Change
Number of same site company operated locations	241	241	—

Diesel sales volume (gallons)	1,655,280	1,584,863	4.4%
Gasoline sales volume (gallons)	275,771	283,365	(2.7)%
Total fuel sales volume (gallons)	1,931,051	1,868,228	3.4%

Fuel revenues	$4,116,591	$4,300,816	(4.3)%
Fuel gross margin(1)	374,820	316,940	18.3%
Fuel gross margin per gallon	$0.194	$0.170	14.1%

Nonfuel revenues	$1,831,343	$1,807,153	1.3%
Nonfuel gross margin	1,114,068	1,100,908	1.2%
Nonfuel gross margin percentage	60.8%	60.9%	(10)	pts

Total gross margin(1)	$1,488,888	$1,417,848	5.0%
Site level operating expense	926,939	904,782	2.4%
Site level operating expense as a percentage of nonfuel revenues	50.6%	50.1%	50	pts
Site level gross margin in excess of site level operating expense(1)	$561,949	$513,066	9.5%
(1) The amount for 2019 includes a $70,066 benefit from the federal biodiesel blenders' tax credit that the U.S. government retroactively reinstated for 2018 and 2019 in December 2019, and a $2,812 one time benefit due to the reversal of loyalty award accruals recognized in connection with introducing a revised customer loyalty program. The amount for 2018 includes a $23,234 benefit from the federal biodiesel blenders' tax credit that the U.S. government retroactively reinstated for 2017 in February 2018.
Year Ended December 31, 2019, As Compared to Year Ended December 31, 2018
Fuel Revenues. Fuel revenues for 2019 decreased by $148,662, or 3.4%, as compared to 2018. The decrease in fuel revenues for 2019 as compared to 2018 was primarily due to a decrease in market prices for fuel, partially offset by an increase in fuel sales volume. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods.

	Gallons Sold	Fuel Revenues
Results for the year ended December 31, 2018	1,907,385	$4,395,731
Decrease due to petroleum products price changes		(306,773)
Increase due to same site volume changes	62,823	133,721
Increase due to locations opened	14,684	28,415
Decrease due to locations closed	(373)	(778)
Decrease in wholesale fuel sales volume	(1,390)	(3,247)
Net change from prior year period	75,744	(148,662)
Results for the year ended December 31, 2019	1,983,129	$4,247,069

Nonfuel Revenues. Nonfuel revenues for 2019 increased by $35,806, or 2.0%, as compared to 2018, primarily as a result of a $24,190 increase on a same site basis and sales at new sites. The increase on a same site basis was primarily due to an increase in DEF sales as a result of newer trucks on the road and the positive impact of certain of our pricing and marketing initiatives in our stores and QSRs. These increases were partially offset by the impact of the planned closure and remodeling of certain full service restaurants.
Rent and Royalties from Franchisees Revenues. Rent and royalties from franchisees revenues for 2019 decreased by $2,000, or 12.4%, as compared to 2018, primarily as a result of the purchase of three travel centers and one standalone restaurant from former franchisees and the closure of eight franchised standalone restaurants since the beginning of 2018, partially offset by the four franchised travel centers and three franchised standalone restaurants that began operations in 2019.
Fuel Gross Margin. Fuel gross margin for 2019 increased by $58,691, or 18.3%, as compared to 2018, primarily as a result of the $70,229 benefit recognized in 2019 in connection with the December 2019 reinstatement for 2018 and 2019 of the federal biodiesel blenders' tax credit, as compared to a $23,251 benefit recognized in 2018 in connection with the February 2018 reinstatement for 2017 of the federal biodiesel blenders' tax credit. Excluding the federal biodiesel blenders' tax credit recognized in 2019 and 2018, fuel gross margin increased $11,713, primarily due to an increase in diesel fuel sales volume and a more favorable purchasing environment in 2019 than in 2018. The increase was partially offset by higher costs associated with increased rewards under our customer loyalty program to incentivize drivers to purchase higher fuel volumes.
Nonfuel Gross Margin. Nonfuel gross margin for 2019 increased by $19,853, or 1.8%, as compared to 2018 primarily due to an increase in DEF gross margin and improved gross margin at certain QSR concepts. Nonfuel gross margin percentage for 2019 declined slightly to 60.9% from 61.0% for 2018.
Site Level Operating Expense. Site level operating expense for 2019 increased by $29,080, or 3.2%, as compared to 2018. On a same site basis, site level operating expense increased $22,157, or 2.4%, primarily due to increased labor costs to support our growth in nonfuel revenues, as well as higher maintenance and property tax expenses. Site level operating expense as a percentage of nonfuel revenues on a same site basis was 50.6% for 2019 as compared to 50.1% for 2018. The increase in this percentage primarily reflects higher nonlabor costs such as maintenance and property taxes; the ratio of labor costs to nonfuel revenues on a same site basis was consistent between 2019 and 2018.
Selling, General and Administrative Expense. Selling, general and administrative expense for 2019 increased by $17,529, or 12.7%, as compared to 2018. This increase was primarily due to a $12,947 increase in legal costs primarily resulting from $10,082 of reimbursed litigation costs collected from Comdata during 2018 and increased compensation expense as a result of annual salary increases and increased headcount to support the growth in our business. The increase was partially offset by $3,571 of expenses related to an executive officer retirement agreement recognized in 2018.
Real Estate Rent Expense. Real estate rent expense for 2019 decreased by $25,714, or 9.1%, as compared to 2018. The decrease in real estate rent expense was primarily the result of our purchase of 20 travel centers from SVC in January 2019, which reduced our annual minimum rent due to SVC, partially offset by increases that resulted from our sales to, and lease back from, SVC of improvements at leased sites during 2018.
Depreciation and Amortization Expense. Depreciation and amortization expense for 2019 increased by $17,081, or 20.5%, as compared to 2018. This increase primarily resulted from an increase, since the beginning of 2018, in our amount of depreciable assets as a result of the locations we acquired (primarily the 20 travel centers acquired from SVC in January 2019) and other capital investments we completed (and did not subsequently sell to SVC) and $2,369 of impairment charges related to certain standalone restaurants in 2019.
(Provision) Benefit for Income Taxes. We had a provision for income taxes of $4,339 in 2019 and a benefit for income taxes of $1,574 for 2018. The change in our (provision) benefit for income taxes was primarily due to pretax income from continuing operations in 2019 as compared to a pretax loss from continuing operations experienced in 2018. See Note 11 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about our income taxes.

Liquidity and Capital Resources
Our principal liquidity requirements are to meet our operating and financing costs and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are our:
•cash balance;
•operating cash flow;
•our revolving Credit Facility with a current maximum availability of $200,000 subject to limits based on our qualified collateral;
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
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our growth strategy of selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $17,206 at December 31, 2019, and net cash provided by operating activities of $82,467 in 2019, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities. As of December 31, 2019, we believe we had sufficient financial resources to fund operations for greater than 12 months.
Proceeds from Sale of Convenience Stores Business
In December 2018, we sold our convenience stores business for an aggregate sale price of $330,609. This sale generated net cash proceeds of approximately $319,853 after transaction related costs and cash sold. See Note 4 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about the sale of our convenience stores business.

Lease Amendments and Travel Center Purchases
In January 2019, we acquired from SVC 20 previously leased travel centers for $309,637, which amount includes $1,437 of transaction related costs, and amended our five existing leases with SVC providing for, among other things, a $43,148 reduction in our annual minimum rent payments and payment in 16 equal quarterly installments, which began on April 1, 2019; of deferred rent that aggregate to $70,458 to fully satisfy and discharge our previous deferred rent obligation. These lease amendments are further described in Note 9 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.
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
Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At December 31, 2019, based on our qualified collateral, a total of $111,017 was available to us for loans and letters of credit under the Credit Facility. At December 31, 2019, there were $7,900 of borrowings under the Credit Facility, $31 of accrued interest and outstanding fees and $18,141 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $84,945 available for our use as of that date.
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

IHOP Secured Advance Note
Concurrent with entering into the IHOP Agreement, we entered into a Secured Advance Note with IHOP, or the IHOP Note, pursuant to which we can borrow up to $10,000 in connection with the costs to convert our full service restaurants to IHOP restaurants. As of December 31, 2019, there were no loans outstanding under the IHOP Note.
West Greenwich Term Loan
On February 7, 2020, we entered into a 10 year term loan for $16,600 with The Washington Trust Company, or the West Greenwich Loan. The West Greenwich Loan is secured by a mortgage encumbering one of our travel centers. The interest rate is fixed at 3.85% for five years based on the five year Federal Home Loan Bank rate plus 198 basis points, and will reset thereafter. The West Greenwich Loan requires us to make principal and interest payments monthly. We plan to use the proceeds from the West Greenwich Loan for general business purposes. We may, at our option with 60 days prior written notice, at a nominal penalty within the first three years, at any time repay the loan in full prior to the end of the 10 year term.
See Note 8 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about our Credit Facility, our Senior Notes, the IHOP Note and the West Greenwich Loan.
Distribution from Affiliates Insurance Company
We, SVC and five other companies to which RMR provides management services each currently own 14.3% of Affiliates Insurance Company, or AIC, an Indiana insurance company. AIC is in the process of dissolving. In connection with its dissolution, we and each of the other AIC shareholders received a capital distribution of $9,000 in December 2019.

Sources and Uses of Cash
Cash Flows from Operating Activities of Continuing Operations. During the years ended December 31, 2019 and 2018, we had net cash inflows from operating activities of continuing operations of $82,467 and $73,258, respectively. The $9,209 increase was due to lower working capital requirements, partially offset by decreases in operating cash flow due to the cash we received during 2018 in connection with the $23,251 federal biodiesel blenders' tax credit and the $10,082 reimbursement of legal fees from Comdata.
Cash Flows from Investing Activities of Continuing Operations. During the years ended December 31, 2019 and 2018, we had net cash outflows and inflows from investing activities of continuing operations of $386,417 and $208,203, respectively. The $594,620 change primarily resulted from net cash proceeds of $310,496 received from the sale of our convenience stores business during 2018, the purchase for $309,637 of 20 travel centers we previously leased from SVC during 2019 and a reduced amount of sales of improvements to SVC during 2019. The change also reflects reduced amounts of capital expenditures and acquisitions in 2019 as compared to 2018. See Notes 3, 4 and 9 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about our acquisitions, sale of our convenience stores business and transactions with SVC, respectively.
Our capital expenditure plan for 2020 contemplates aggregate gross investments of approximately $118,905, but this amount may be increased or decreased, possibly substantially, depending upon the opportunities we are presented, and specific circumstances that we face, including business and competitive demands, during 2020. Some of the investments we plan to make during 2020 may be improvements at leased sites of the type we typically have sold to SVC for an increase in rent; in 2020, we plan to continue to limit the amount of such sales to SVC in order to limit the related rent increases, but similar to our capital expenditure plan for 2020 generally, the amounts we actually sell to SVC may differ substantially from our current plan. SVC is not obligated to purchase any improvements that we may request it to buy.
Cash Flows from Financing Activities. During the years ended December 31, 2019 and 2018, we had net cash inflows and outflows from financing activities of $6,673 and $2,402, respectively. The $9,075 change primarily resulted from the $7,900 borrowing on our Credit Facility during the year ended December 31, 2019. See above and Note 8 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about our Credit Facility.

Off Balance Sheet Arrangements
As of December 31, 2019, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions
We have relationships and historical and continuing transactions with SVC, RMR and others related to them. For example: SVC is our former parent company, our principal landlord and our largest stockholder; RMR provides management services to both us and to SVC and RMR employs certain of our and SVC's executive officers, as well as our Managing Directors and SVC's managing trustees; Adam. D. Portnoy, the Chair of our Board of Directors and one of our Managing Directors, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc., a managing director, president and chief executive officer of The RMR Group Inc. and an officer and employee of RMR; and, as of December 31, 2019, SVC and RMR owned approximately 8.2% and 3.6%, respectively, of our outstanding shares of common stock. We also have relationships and historical and continuing transactions with other companies to which RMR or its subsidiaries provide management services and some of which may have directors, trustees and officers who are also directors, trustees or officers of us, SVC or RMR.
For further information about these and other such relationships and related party transactions, see Notes 3, 9, 13 and 14 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report and the section captioned "Business - Our Leases with SVC" above in Part I, Item 1 of this Annual Report, which are incorporated herein by reference, our other filings with the SEC and our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended December 31, 2019. For further information about the risks that may arise as a result of these and other related party transactions and relationships, see elsewhere in this Annual Report, including "Warning Concerning Forward-Looking Statements" and Part I, Item 1A, "Risk Factors". Copies of certain of our agreements with these related parties, including our leases, related amendments and transaction agreements with SVC, our business management agreement with RMR, and certain other agreements with SVC, are available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related parties, including SVC and businesses to which RMR or its subsidiaries provide management services.

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

Impairment of Long Lived Assets. We review definite lived assets for indicators of impairment during each reporting period. We recognize impairment charges when (i) the carrying value of a long lived asset or asset group to be held and used in the business is not recoverable and exceeds its fair value and (ii) when the carrying value of a long lived asset or asset group to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Our estimates of fair value are based on our estimates of likely market participant assumptions, including our current expectations for projected fuel sales volume, nonfuel revenues, fuel and nonfuel gross margins, site level operating expense and real estate rent expense. If the business climate deteriorates, our actual results may not be consistent with these assumptions and estimates. The discount rate is used to measure the present value of projected future cash flows and is set at a rate we believe is likely to be used by a market participant using a weighted average cost of capital method that considers market and industry data as well as our specific risk factors. The weighted average cost of capital is our estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. We use a number of assumptions and methods in preparing valuations underlying impairment tests, including estimates of future cash flows and discount rates and in some instances we may obtain third party appraisals. We recognize impairment charges in the period during which the circumstances surrounding an asset or asset group to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset or asset group is made. We perform our impairment analysis for substantially all of our property and equipment and operating lease assets at the individual site level because that is the lowest level of asset and liability groupings for which the cash flows are largely independent of the cash flows of other assets and liabilities. During 2019, based on our evaluation of certain low performing owned and leased standalone restaurants, we incurred impairment charges of $2,369 to our property and equipment and $579 to our operating lease assets. Applying significantly different assumptions or valuation methods could result in different results than we obtained.
Impairment of Definite Lived Intangible Assets. We assess intangible assets with definite lives for impairment annually or whenever events or changes in circumstances warrant a revision to the remaining period of amortization. Definite lived intangible assets primarily include our agreements with franchisees. For 2019, definite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales, collection of royalties from franchisees and any changes in the manner in which the assets were used that could impact the values of the assets. During 2019, we did not record any impairment charges related to, or recognize a revision to the remaining period of amortization of, our definite lived intangible assets.
Impairment of Indefinite Lived Intangible Assets and Goodwill. We assess intangible assets with indefinite lives for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable using either a quantitative or qualitative analysis. Indefinite lived intangible assets consisted of trademarks and their fair value was determined using a relief from royalty method. We subject goodwill and indefinite lived assets to further evaluation and recognize impairment charges when events and circumstances indicate the carrying value of the goodwill or indefinite lived intangible asset exceeds the fair market value of the asset. For 2019, indefinite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to, and based on, the assumptions used in the most recent quantitative assessment. During 2019, we did not record any impairment charges related to our indefinite lived intangible assets.
We evaluate goodwill for impairment at the reporting unit level as of July 31, or more frequently if the circumstances warrant. We have two reporting units, which included our travel centers business and our QSL business as of December 31, 2019. With respect to goodwill, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a goodwill impairment test to measure the amount of impairment to be recognized, if any.
Goodwill impairment testing for the travel center and QSL reporting units for 2019 was performed using a qualitative analysis which included evaluating financial trends and industry and market conditions and assessing the reasonableness of the assumptions used in the most recent quantitative analysis, including comparing actual results to the projections used in the quantitative analysis. Based on our analyses, we concluded that as of July 31, 2019, our goodwill in those reporting units was not impaired.

Customer Loyalty Programs. We offer travel center trucking customers and casual restaurant diners the option to participate in our customer loyalty programs. Our customer loyalty programs provide customers with the right to earn loyalty awards on qualifying purchases that can be used for discounts on future purchases of goods or services. We apply a relative standalone selling price approach to our outstanding loyalty awards whereby a portion of each sale attributable to the loyalty awards earned is deferred and will be recognized as revenue in the category in which the loyalty awards are redeemed upon the redemption or expiration of the loyalty awards. Significant judgment is required to determine the standalone selling price for loyalty awards. Assumptions used in determining the standalone selling price include the historic redemption rate and the use of a weighted average selling price for fuel to calculate the revenues attributable to the loyalty awards. To the extent an estimate is inaccurate, our liabilities, expenses and net income (loss) attributable to common stockholders may be understated or overstated.
Income Tax Matters. As part of the process of preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for financial statement and tax reporting purposes. These temporary differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. We are required to record a valuation allowance to reduce deferred tax assets if we are not able to conclude that it is more likely than not these assets will be realized. In measuring our deferred tax assets, we consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for all or a portion of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. We continue to maintain a valuation allowance against the deferred tax assets related to certain net operating loss and tax credit carryforwards in certain federal, state and foreign jurisdictions. To the extent our estimates and assumptions prove inaccurate, we may need to recognize additional amounts of valuation allowance, which would increase our income tax expense and reduce our net income (loss) attributable to common stockholders in future periods.
Accounting for Leases. With respect to accounting for leases, each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a finance lease or an operating lease. The classification of a lease as finance or operating affects whether and how the transaction is reflected in our consolidated balance sheets, as well as our recognition of rental payments as rent or interest expense. For all leases with a term greater than 12 months, we recognize a lease asset and liability in our consolidated balance sheet. Certain of our leases include renewal options and purchase options. Renewal periods are included in calculating our lease assets and liabilities when they are reasonably certain. We calculate our lease assets and liabilities using the discount rate implicit in the SVC Leases and our incremental borrowing rate for all other leases. These evaluations require us to make estimates of, among other things, the remaining useful life and residual value of leased properties, appropriate discount rates and future cash flows that may be realized from the leased properties. Incorrect assumptions or estimates may result in misclassification of our leases or the understatement or overstatement of our lease assets and liabilities. Our lease accounting policies involve significant judgments based upon our experience, including judgments about current valuations, estimated useful lives and salvage or residual values. In the future, we may need to revise our assessments to incorporate information which is not known at the time of our previous assessments, and such revisions could increase or decrease our depreciation expense related to properties that we lease, result in the classification of some of our leases as other than operating leases or decrease the carrying values of some of our assets.
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

Self Insurance Accruals. We are exposed to losses under insurance programs for which we pay deductibles and for which we are partially self insured up to certain stop loss amounts, including claims under our general liability, workers' compensation, motor vehicle and group health benefits policies and programs. Accruals are established under these insurance programs for both estimated losses on known claims and potential claims incurred but not asserted, based on claims histories and using actuarial methods. The most significant risk of this methodology is its dependence on claims histories, which are not always indicative of future claims. To the extent an estimate is inaccurate, our liabilities, expenses and net income (loss) attributable to common stockholders may be understated or overstated.
Contingencies. We establish or adjust environmental contingency accruals when the responsibility to remediate becomes probable and the amount of associated costs is reasonably determinable and we record legal contingency accruals when our liability becomes probable and when we can reasonably estimate the amount of our contingent loss. We also have a receivable for expected recoveries of certain of our estimated future environmental expenditures. The process of determining both our estimated future costs of environmental remediation and our estimated future recoveries of costs from insurers or others involves a high degree of management judgment based on past experiences and current and expected regulatory and insurance market conditions. The process of estimating our liability for legal matters involves a high degree of management judgment, which is based on facts and circumstances specific to each matter and our prior experiences with similar matters that may not be indicative of future results. To the extent an estimate is inaccurate, our liabilities, expenses and net income (loss) attributable to common stockholders may be understated or overstated.

Environmental and Climate Change Matters
Legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our fuel products, may require us to expend significant amounts and may otherwise negatively impact our business. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the EPA's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel, as well as new fuel efficiency standards for medium and heavy duty commercial trucks, have caused us to add certain services and provide certain products to our customers at a cost to us that we may be unable to pass through to our customers. Also, various private initiatives and government regulations to promote fuel efficiency and control air pollutant emissions from the trucking industry may raise the cost of trucking as compared to other types of freight transport, as a result decreasing the demand for our fuel products and negatively impacting our business.
For example, in August 2016 the EPA and the National Highway Traffic Safety Administration established final regulations that will phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty trucks beginning in model year 2021 (model year 2018 for certain trailers) through model year 2027, and these regulations are estimated to reduce fuel usage between 9% and 25% (depending on vehicle category) by model year 2027. Under the Administration, the EPA and the U.S. Department of Transportation have publicly announced that they will review and reconsider various rules relating to greenhouse gas emissions and fuel efficiency standards for trucks and other motor vehicles, including portions of the rule discussed above, and have proposed, for example, changes to the rule's application to certain types of vehicles. It is difficult to predict what, if any, changes to the existing rule will ultimately occur as a result of the Administration's review or as a result of related legal challenges and, if changes occur, what impact those changes would have on our industry, us or our business. In addition, the California Air Resources Board, or CARB, routinely considers rulemaking activity the purpose of which is to make heavy duty truck fleets operating in the state more fuel efficient and less polluting. Because of the size of the California market and economy, fleet rules adopted by CARB frequently have influence throughout the United States. We may not be able to completely offset the loss of business we may suffer as a result of increasing engine efficiency and other fuel conservation and pollution reduction efforts under federal or state rules or as a result of other existing or future regulation or changes in customer demand.
Some observers believe severe weather activities in different parts of the country over the last few years evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own, lease or operate, or the volume of business at our locations. We mitigate these risks by owning, leasing and operating a diversified portfolio of properties, by procuring insurance coverage we believe adequately protects us from material damages and losses and by attempting to monitor and be prepared for such events. However, we cannot be sure that our mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

For further information about these and other environmental and climate change matters, and the related risks that may arise, see the disclosure under the heading "Environmental Contingencies" in Note 15 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report, "Warning Concerning Forward-Looking Statements," "Regulatory Environment - Environmental Regulation" in Part I, Item 1 and Part I, Item 1A, "Risk Factors."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data
The information required by this item is included in Part IV, Item 15 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2019.
Management's Report on Assessment of Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control systems are intended to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this Annual Report.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2019, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
At a meeting of the Company’s Board of Directors held on February 24, 2020, the Board of Directors increased its size from five to seven directors and, pursuant to a recommendation of the Nominating and Governance Committee of the Board of Directors, elected Elena Poptodorova and Rajan Penkar to fill the vacancies created by the increase in the size of the Board of Directors.
Ms. Poptodorova will serve as an Independent Director in Group II of the Board of Directors, and her term will expire at the Company’s 2021 Annual Meeting of Stockholders. Mr. Penkar will serve as an Independent Director in Group III of the Board of Directors, and his term will expire at the Company’s 2022 Annual Meeting of Stockholders. Each of Ms. Poptodorova and Mr. Penkar were also appointed as members of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board.
Ms. Poptodorova has served as vice president and director for Euro-Atlantic affairs of the Atlantic Club of Bulgaria since April 2017. Ms. Poptodorova has also served as vice president of the Atlantic Treaty Association since December 2017. Ms. Poptodorova served as director of the Shapiro-Silverberg AJC Central Europe Office from October 2016 until February 2017. Ms. Poptodorova was the ambassador extraordinary and plenipotentiary of the Republic of Bulgaria to the United States from 2010 to 2016 and from 2002 to 2008. During this time, she facilitated foreign investments in Bulgaria's information technology sector and assisted the development of transatlantic business association to support investment ventures. From 2009 to 2010, Ms. Poptodorova was the director of the Security Policy Directorate at the Ministry of Foreign Affairs and from 2008 to 2009 she served as the ambassador-at-large for the Black Sea Region. From 2001 to 2002, Ms. Poptodorova served as a spokesperson of the Ministry of Foreign Affairs and director of the Human Rights and International Humanitarian Organizations Directorate. Ms. Poptodorova was a member of the Bulgarian Parliament from 1990-2001, where she served on a variety of committees, including the national security, human rights, media and agriculture committees. During her service as a member of the Bulgarian Parliament, Ms. Poptodorova worked extensively on communal property and industrial property matters with the local government of her electoral district. In addition to her extensive government service, Ms. Poptodorova is a current member of the board of directors of the European Institute, the American Foundation for Bulgaria, the Executive Council on Diplomacy, the Women's Foreign Policy Group, American University in Bulgaria, the Institute for Cultural Diplomacy in Germany and Office Properties Income Trust (Nasdaq: OPI).
Mr. Penkar has served as president and founder of Supply Chain Advisory Services, LLC, which provides e-commerce and omni-channel supply chain design and optimization services to retailers, since 2014. From 2011 to 2014, Mr. Penkar served as senior vice president and president, supply chain for Sears Holding Corporation, an integrated retailer. In this position, Mr. Penkar was accountable for all aspects of the supply chain including global sourcing, retail and e-commerce distribution and fulfillment, global transportation, inventory management, and inside-the-home delivery and installation of appliances and big-ticket merchandise. Before Sears, Mr. Penkar held various positions of increasing responsibility with United Parcel Service, Inc., or UPS, from 1987 to 2011, most recently serving as president, UPS Customer Solutions. Customer engagements covered broad, multi-geography supply chain solutions in small package, contract logistics, forwarding, freight, and service parts logistics. Previously, Mr. Penkar served as a senior member - technical staff at Unimation, a robotics company, and Electronic Associates, Inc., a developer of power plant simulators and manufacturer of analog computers. Mr. Penkar holds an MS in mechanical engineering from Syracuse University, and a BTech in mechanical engineering from the Indian Institute of Technology, Bombay. Mr. Penkar is the recipient of 14 patents in robotics, automation, and supply chain processes.
There is no arrangement or understanding between either of Ms. Poptodorova or Mr. Penkar and any other person pursuant to which she or he was selected as a director. There are no transactions, relationships or agreements between either of Ms. Poptodorova or Mr. Penkar and the Company that would require disclosure pursuant to Item 404(a) of Regulation S-K.
For their service as a director, Ms. Poptodorova or Mr. Penkar will each be entitled to the compensation the Company generally provides to its Independent Directors, with the annual cash fees prorated. A summary of the Company’s currently effective director compensation is filed as Exhibit 10.55 to this Annual Report. Consistent with those compensation arrangements, on February 24, 2020, the Company granted to each of Ms. Poptodorova and Mr. Penkar 3,000 shares of the Company’s common stock in connection with their election, all of which vested on the grant date.
In connection with their appointments, the Company entered into an indemnification agreement with each of Ms. Poptodorova or Mr. Penkar, effective as of February 24, 2020, on substantially the same terms as the agreements previously entered into between the Company and each of its other directors. A form of indemnification agreement entered into by the Company with each of its directors is filed as Exhibit 10.57 to this Annual Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We have a code of business conduct and ethics that applies to our Directors, officers and employees and RMR, its officers and employees and its parent's and subsidiaries directors, officers and employees. Our code of business conduct and ethics is posted on our website, www.ta-petro.com. A printed copy of our code of business conduct and ethics is also available, free of charge, to any person who requests a copy by writing to our Secretary, TravelCenters of America Inc., Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We intend to disclose any amendments to or waivers of our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and controller (or any person performing similar functions) on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant awards of options and shares of common stock under the TravelCenters of America Inc. Amended and Restated 2016 Equity Compensation Plan, or the Plan, from time to time to our Directors, officers, employees and other individuals who render services to us. In 2019, we awarded 270,575 shares of common stock to our Directors, officers, employees and others who provided services to us. As of December 31, 2019, 88,057 shares of common stock remained available for issuance under the Plan. The terms of awards made under the Plan are determined by the Compensation Committee of our Board of Directors at the time of the grant.
Information required by Item 12 with respect to securities authorized for issuance under equity based compensation plans is set forth under the Equity Compensation Plan Information section in our definitive Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Index to Financial Statements
The following consolidated financial statements of TravelCenters of America Inc. are included on the pages indicated:
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements and, therefore, have been omitted.
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

4.7		Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

4.8		Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

4.9		Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

4.10		Description of Securities of the Registrant (filed herewith)

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

10.3
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

10.4	*
Form of Restricted Share Agreement under the 2007 Equity Compensation Plan of TravelCenters of America LLC (for restricted share grants under the plan prior to October 24, 2008) (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 30, 2007)

10.5
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

10.7
First Amendment to Lease Agreement, dated as of March 17, 2008, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed on November 10, 2008)

10.8	*
Form of Restricted Share Agreement under the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (for restricted shares granted under the plan on and after October 24, 2008 but prior to November 19, 2013) (Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010)

10.9
Amendment Agreement, dated as of January 31, 2011, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2011)

10.10	*
Composite copy of the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, as amended as of May 12, 2011 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2011)

10.11
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

10.12
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

10.14	*
Form of Restricted Share Agreement under the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan (for restricted shares granted under the plan on and after November 19, 2013) (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 6, 2014)

10.15
Definitive Master Class Settlement Agreement, executed as of March 3, 2014 (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 6, 2014)

10.16
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

10.17
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

10.18
Amended and Restated Business Management and Shared Services Agreement, dated as of March 12, 2015, by and between TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 13, 2015)

10.19
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

10.20
Amended and Restated Lease No. 1, dated as of June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2015)

10.21
Amended and Restated Lease No. 2, dated as of June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 15, 2015)

10.22
Amended and Restated Lease No. 3, dated as of June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 15, 2015)

10.23
Amended and Restated Lease No. 4, dated as of June 9, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 15, 2015)

10.24
Amendment to Lease Agreement, dated as of June 9, 2015, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on June 15, 2015)

10.25
Guaranty Agreement, dated as of June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.5 to our current Report on Form 8-K filed on June 15, 2015)

10.26
Guaranty Agreement, dated as of June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on June 15, 2015)

10.27
Guaranty Agreement, dated as of June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on June 15, 2015)

10.28
Guaranty Agreement, dated as of June 9, 2015, by TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on June 15, 2015)

10.29
Property Exchange Agreement, dated as of June 9, 2015, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, the Registrant and TA Operating LLC (Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on June 15, 2015)

10.30
First Amendment to Amended and Restated Lease Agreement No. 2, dated as of June 16, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2015)

10.31
First Amendment to Amended and Restated Lease Agreement No. 4, dated as of June 16, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 22, 2015)

10.32
Second Amendment to Amended and Restated Lease Agreement No. 2, dated as of June 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2015)

10.33
Second Amendment to Amended and Restated Lease Agreement No. 4, dated as of June 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 25, 2015)

10.34
First Amendment to Amended and Restated Lease Agreement No. 3, dated as of September 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2015)

10.35
Third Amendment to Amended and Restated Lease Agreement No. 2, dated as of September 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 24, 2015)

10.36
Third Amendment to Amended and Restated Lease Agreement No. 4, dated as of September 23, 2015, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 24, 2015)

10.37
Fourth Amendment to Amended and Restated Lease Agreement No. 4, dated as of March 31, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 5, 2016)

10.38
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

10.40
First Amendment to Amended and Restated Lease Agreement No. 1, dated as of June 22, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 22, 2016)

10.41
Second Amendment to Amended and Restated Lease Amendment No. 3, dated as of June 22, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on June 22, 2016)

10.42
Fourth Amendment to Amended and Restated Lease Amendment No. 2, dated as of June 22, 2016, by and among TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on June 22, 2016)

10.43
Fifth Amendment to Amended and Restated Lease Agreement No. 4, dated as of June 22, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on June 22, 2016)

10.44
Fifth Amendment to Amended and Restated Lease Agreement No. 2, dated as of June 30, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2016)

10.45
Sixth Amendment to Amended and Restated Lease Agreement No. 2, dated as of September 30, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 4, 2016)

10.46
Sixth Amendment to Amended and Restated Lease Agreement No. 4, dated as of September 14, 2016, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed on November 8, 2016)

10.47	*
Form of Share Award Agreement under the TravelCenters of America LLC 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

10.48	†
WEX Merchant Acceptance Agreement, dated as of November 5, 2016, by and between WEX Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

10.49	†
Amendment # 1 to the WEX Merchant Acceptance Agreement, executed as of January 6, 2017,  by and between WEX Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

10.50
Seventh Amendment to Amended and Restated Lease Agreement No. 4, dated as of May 3, 2017, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 4, 2017)

10.51	†
Comdata Merchant Agreement, effective as of December 15, 2010, by and between Comdata Network, Inc. (now Comdata Inc.) and TA Operating LLC (Incorporated by reference to Exhibit 10.66 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on May 17, 2017)

10.52	†
Amended and Restated Amendment to Comdata Merchant Agreement, dated as of December 14, 2011, by and between Comdata Network, Inc. (now Comdata Inc.) and TA Operating LLC (Incorporated by reference to Exhibit 10.67 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on May 17, 2017)

10.53
Eighth Amendment to Amended and Restated Lease Agreement No. 4, dated as of September 28, 2017, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, filed on November 7, 2017)

10.54	*	The TravelCenters of America LLC 2016 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 30, 2018)

10.55	*	Summary of Director Compensation (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 5, 2019)

10.56
Second Amendment to Lease Agreement, dated as of May 25, 2018, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed on August 6, 2018)

10.57	*	Form of Indemnification Agreement (filed herewith)

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

10.60
Second Transaction Agreement by and between Hospitality Properties Trust and TravelCenters of America LLC, dated as of January 16, 2019 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 16, 2019)

10.61
Third Transaction Agreement by and between Hospitality Properties Trust and TravelCenters of America LLC, dated as of January 16, 2019 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 16, 2019)

10.62
Second Amendment to Amended and Restated Lease Agreement No. 1, dated as of January 17, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2019)

10.63
Third Amendment to Amended and Restated Lease Agreement No. 1, dated as of January 23, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 23, 2019)

10.64
Third Amendment to Amended and Restated Lease Agreement No. 3, dated as of January 17, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 23, 2019)

10.65
Third Amendment to Lease Agreement, dated as of January 17, 2019, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on January 23, 2019)

10.66
Fourth Amendment to Lease Agreement, dated as of January 23, 2019, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on January 23, 2019)

10.67
Fourth Amendment to Amended and Restated Lease Agreement No. 3, dated as of January 23, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on January 23, 2019)

10.68
Seventh Amendment to Amended and Restated Lease Agreement No. 2, dated as of January 17, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 23, 2019)

10.69
Ninth Amendment to Amended and Restated Lease Agreement No. 4, dated as of January 17, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on January 23, 2019)

10.70
Tenth Amendment to Amended and Restated Lease Agreement No. 4, dated as of January 23, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on January 23, 2019)

10.71
Fourth Amendment to Amended and Restated Lease Agreement No. 1, dated as of January 29, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 29, 2019)

10.72
Eighth Amendment to Amended and Restated Lease Agreement No. 2, dated as of January 29, 2019, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 29, 2019)

10.73	Amendment No. 3 to Amended and Restated Loan and Security Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 22, 2019)

10.74
Second Amended and Restated Lease Agreement No. 1, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.75
Second Amended and Restated Lease Agreement No. 2, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.76
Second Amended and Restated Lease Agreement No. 3, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.77
Second Amended and Restated Lease Agreement No. 4, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.78
Amended and Restated Lease Agreement No. 5, dated October 14, 2019, by and among Highway Ventures Properties Trust, Highway Ventures Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.79
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.80
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.81
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.82
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.83
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of Highway Ventures Properties Trust and Highway Ventures Properties LLC (Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.84	*
Retirement Agreement, dated as of  December 13, 2019, by and between Andrew J. Rebholz and TravelCenters of America Inc. and The RMR Group LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2019)

10.85	*	Form of Restricted Stock Agreement under the TravelCenters of America Inc. 2016 Equity Compensation Plan (filed herewith)

10.86	*	The TravelCenters of America Inc. 2016 Equity Compensation Plan, as amended (filed herewith)

21.1		Subsidiaries of TravelCenters of America Inc. (filed herewith)

23.1		Consent of RSM US LLP (filed herewith)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

99.1
Amended and Restated Shareholders Agreement, dated as of May 21, 2012, by and among Affiliates Insurance Company, Five Star Senior Living Inc. (f/k/a Five Star Quality Care, Inc.), Service Properties Trust (f/k/a Hospitality Properties Trust), ABP Trust (as successor to The RMR Group LLC f/k/a REIT Management & Research LLC), Diversified Healthcare Trust (f/k/a Senior Housing Properties Trust), TravelCenters of America Inc., Office Properties Income Trust (f/k/a Government Properties Income Trust) and Industrial Logistics Properties Trust (as successor to Select Income REIT) (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 7, 2012)

99.2
Memorandum Opinion, issued September 11, 2017 by the Court of Chancery of the State of Delaware in the case of TA Operating LLC, Plaintiff, v. Comdata, Inc. and FleetCor Technologies, Inc., Defendants, (C.A. No.  12954-CB) (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on September 12, 2017)

99.3
Final Order and Judgment, issued April 9, 2018 by the Court of Chancery of the State of Delaware in the case of TA Operating LLC, Plaintiff, v. Comdata, Inc. and FleetCor Technologies, Inc., Defendants, (C.A. No. 12954-CB) (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on April 13, 2018)

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrangement.
† Confidential treatment has been granted as to certain portions of this Exhibit.

Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TravelCenters of America Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TravelCenters of America Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders' equity for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 25, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method for accounting for leases effective January 1, 2019 due to the adoption of ASC 842, Leases.
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
February 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TravelCenters of America Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited TravelCenters of America Inc.'s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity of the Company for the years then ended, and the related notes to the consolidated financial statements and our report dated February 25, 2020 expressed an unqualified opinion.
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

/s/ RSM US LLP

Cleveland, Ohio
February 25, 2020

TravelCenters of America Inc.
Consolidated Balance Sheets
(in thousands, except par value amount)

	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$17,206	$314,387
Accounts receivable (net of allowance for doubtful accounts of $1,083 and $959 as of December 31, 2019 and 2018, respectively)	173,496	97,449
Inventory	196,611	196,721
Other current assets	32,456	35,119
Total current assets	419,769	643,676

Property and equipment, net	868,503	628,537
Operating lease assets	1,817,998	—
Goodwill	25,259	25,259
Intangible assets, net	20,707	22,887
Other noncurrent assets	78,659	121,749
Total assets	$3,230,895	$1,442,108

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$147,440	$120,914
Current operating lease liabilities	104,070	—
Current SVC Leases liabilities	—	42,109
Other current liabilities	138,455	125,668
Total current liabilities	389,965	288,691

Long term debt, net	329,321	320,528
Noncurrent operating lease liabilities	1,880,188	—
Noncurrent SVC Leases liabilities	—	353,756
Other noncurrent liabilities	58,885	28,741
Total liabilities	2,658,359	991,716

Stockholders' equity:
Common stock, $0.001 par value, 16,000 and 8,674 shares of common stock authorized as of December 31, 2019 and 2018, respectively, and 8,307 and 8,080 shares of common stock issued and outstanding as of December 31, 2019 and 2018, respectively	8	8
Additional paid-in capital	698,402	695,307
Accumulated other comprehensive (loss) income	(172)	355
Accumulated deficit	(127,185)	(246,773)
Total TA stockholders' equity	571,053	448,897
Noncontrolling interest	1,483	1,495
Total stockholders' equity	572,536	450,392
Total liabilities and stockholders' equity	$3,230,895	$1,442,108
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Revenues:
Fuel	$4,247,069	$4,395,731
Nonfuel	1,856,147	1,820,341
Rent and royalties from franchisees	14,143	16,143
Total revenues	6,117,359	6,232,215

Cost of goods sold (excluding depreciation):
Fuel	3,868,351	4,075,704
Nonfuel	726,418	710,465
Total cost of goods sold	4,594,769	4,786,169

Site level operating expense	943,810	914,730
Selling, general and administrative expense	155,474	137,945
Real estate rent expense	257,762	283,476
Depreciation and amortization expense	100,260	83,179

Income from operations	65,284	26,716

Interest expense, net	28,356	29,003
Other (income) expense, net	(880)	2,060
Income (loss) before income taxes and discontinued operations	37,808	(4,347)
(Provision) benefit for income taxes	(4,339)	1,574
Income (loss) from continuing operations	33,469	(2,773)
Loss from discontinued operations, net of taxes	—	(117,631)
Net income (loss)	33,469	(120,404)
Less: net income for noncontrolling interest	124	149
Net income (loss) attributable to common stockholders	$33,345	$(120,553)

Other comprehensive loss, net of taxes:
Foreign currency gain (loss), net of taxes of $61 and $(104), respectively	$46	$(156)
Interest in equity investee's unrealized losses on investments	(573)	(69)
Other comprehensive loss attributable to common stockholders	(527)	(225)

Comprehensive income (loss) attributable to common stockholders	$32,818	$(120,778)

Net income (loss) per share of common stock attributable to common stockholders:
Basic and diluted from continuing operations	$4.12	$(0.37)
Basic and diluted from discontinued operations	—	(14.72)
Basic and diluted	4.12	(15.09)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$33,469	$(120,404)
Less: loss from discontinued operations, net of taxes	—	(117,631)
Income (loss) from continuing operations	33,469	(2,773)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Noncash rent credits, net	(21,406)	(14,799)
Depreciation and amortization expense	100,260	83,179
Deferred income tax provision	5,710	403
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(76,636)	27,340
Inventory	154	(9,102)
Other assets	5,152	1,384
Accounts payable and other liabilities	26,698	(31,932)
Other, net	9,066	19,558
Net cash provided by operating activities of continuing operations	82,467	73,258
Net cash provided by operating activities of discontinued operations	—	8,348
Net cash provided by operating activities	82,467	81,606

Cash flows from investing activities:
Proceeds from sale of convenience stores business, net	—	310,496
Proceeds from asset sales to SVC	—	55,829
Proceeds from other asset sales	2,919	—
Acquisition of travel centers from SVC	(309,637)	—
Distribution from equity investee	5,756	—
Capital expenditures	(83,955)	(144,781)
Acquisitions of businesses, net of cash acquired	—	(10,482)
Investment in equity investee	(1,500)	(2,859)
Net cash (used in) provided by investing activities of continuing operations	(386,417)	208,203
Net cash used in investing activities of discontinued operations	—	(8,904)
Net cash (used in) provided by investing activities	(386,417)	199,299

Cash flows from financing activities:
Proceeds from sale leaseback transactions with SVC	—	517
Sale leaseback financing obligation payments	—	(971)
Acquisition of treasury stock from employees	(346)	(1,744)
Distributions to noncontrolling interest	(136)	(101)
Revolving Credit Facility borrowings	7,900	—
Other, net	(745)	(103)
Net cash provided by (used in) financing activities	6,673	(2,402)

Effect of exchange rate changes on cash	96	(198)
Net (decrease) increase in cash and cash equivalents	(297,181)	278,305
Cash and cash equivalents at the beginning of the year	314,387	36,082
Cash and cash equivalents at the end of the year	$17,206	$314,387

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$27,819	$29,250
Income taxes refunded	(1,670)	(228)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total TA Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2017	7,997	$8	$690,680	$580	$(126,220)	$—	$565,048	$1,447	$566,495
Grants under share award plan and stock based compensation, net	83	—	4,627	—	—	(1,744)	2,883	—	2,883
Retirement of treasury stock	—	—	—	—	—	1,744	1,744	—	1,744
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(101)	(101)
Other comprehensive loss, net of taxes	—	—	—	(225)	—	—	(225)	—	(225)
Net (loss) income	—	—	—	—	(120,553)	—	(120,553)	149	(120,404)
December 31, 2018	8,080	8	695,307	355	(246,773)	—	448,897	1,495	450,392
Grants under share award plan and stock based compensation, net	227	—	3,095	—	—	(346)	2,749	—	2,749
Retirement of treasury stock	—	—	—	—	—	346	346	—	346
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(136)	(136)
Other comprehensive loss, net of taxes	—	—	—	(527)	—	—	(527)	—	(527)
Cumulative effect of adoption of ASC 842, net of taxes	—	—	—	—	86,243	—	86,243	—	86,243
Net income	—	—	—	—	33,345	—	33,345	124	33,469
December 31, 2019	8,307	$8	$698,402	$(172)	$(127,185)	$—	$571,053	$1,483	$572,536
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

1.Summary of Significant Accounting Policies
General Information and Basis of Presentation
TravelCenters of America Inc., which we refer to as the Company or we, us and our, is a Maryland corporation. Prior to August 1, 2019, we were organized as a Delaware limited liability company. On August 1, 2019, in conjunction with our conversion from a Delaware limited liability company to a Maryland corporation, we assigned a $0.001 par value per share to our common stock and the excess over the par value has been classified as additional paid-in capital in our consolidated balance sheets. In addition, on August 1, 2019, we completed a reverse stock split of our outstanding shares of common stock pursuant to which every five shares of our issued and outstanding common stock were exchanged for one share of our common stock. The common stock information included within the financial statements and the notes thereto has been retrospectively adjusted to reflect the par value and the reverse stock split for all periods and dates presented. See Note 10 for more information about our reverse stock split.
As of December 31, 2019, we operated or franchised 306 travel centers, standalone truck service facilities and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of December 31, 2019, our business included 261 travel centers in 44 states in the United States and the province of Ontario, Canada, primarily along the U.S. interstate highway system, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of our 261 travel centers at December 31, 2019, we owned 51, we leased 181, we operated two for a joint venture in which we owned a noncontrolling interest and 27 were owned or leased from others by our franchisees. We operated 232 of our travel centers and franchisees operated 29 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants and various customer amenities.
As of December 31, 2019, our business included two standalone truck service facilities operated under the "TA Truck Service" brand name. Of our two standalone truck service facilities, we leased one and owned one. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
As of December 31, 2019, our business included 43 standalone restaurants in 12 states in the United States operated primarily under the "Quaker Steak & Lube," or QSL, brand name. Of our 43 standalone restaurants at December 31, 2019, we operated 16 restaurants (six we owned, nine we leased and one we operated for a joint venture in which we owned a noncontrolling interest) and 27 were owned or leased from others and operated by our franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because it facilitates our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
On December 5, 2018, we sold 225 convenience stores, one standalone restaurant and certain related assets, or our convenience stores business. As a result, the results of our convenience stores business are reported as discontinued operations for the year ended December 31, 2018, in our consolidated statements of operations and comprehensive income (loss). See Note 4 for more information about our discontinued operations.
Our consolidated financial statements include the accounts of TravelCenters of America Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated. We use the equity method of accounting for investments in entities when we have the ability to significantly influence, but not control, the investee's operating and financial policies, typically when we own 20% to 50% of the investee's voting stock. See Note 12 for more information about our equity investments.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Significant Accounting Policies
Revenue Recognition. Revenues consist of fuel revenues, nonfuel revenues and rent and royalties from franchisees. See Note 2 for more information about our revenues.
Accounts Receivable and Allowance for Doubtful Accounts. We record trade accounts receivable at the invoiced amount and those amounts do not bear interest. The recorded allowance for doubtful accounts is our best estimate of the amount of probable losses in our existing accounts receivable. We base the allowance on historical payment patterns, aging of accounts receivable, periodic review of customers' financial condition and actual write off history. We charge off account balances against the allowance when we believe it is probable the receivable will not be collected. As of December 31, 2019, our accounts receivable balance included $70,229 related to the federal biodiesel blenders' tax credit that the U.S. government retroactively reinstated in 2019 for 2018 and 2019.
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
Property and Equipment. We record property and equipment as a result of business combinations based on their fair values as of the date of the acquisition. We record all other property and equipment at cost. We depreciate our property and equipment on a straight line basis generally over the following estimated useful lives of the assets:

Buildings and site improvements	10 to 40 years
Machinery and equipment	3 to 15 years
Furniture and fixtures	5 to 10 years
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
Impairment. We review definite lived assets for indicators of impairment during each reporting period. We recognize impairment charges when (i) the carrying value of a long lived asset or asset group to be held and used in the business is not recoverable and exceeds its fair value and (ii) when the carrying value of a long lived asset or asset group to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Our estimates of fair value are based on our estimates of likely market participant assumptions, including our current expectations for projected fuel sales volume, nonfuel revenues, fuel and nonfuel gross margins, site level operating expense and real estate rent expense. The discount rate is used to measure the present value of projected future cash flows and is set at a rate we believe is likely to be used by a market participant using a weighted average cost of capital method that considers market and industry data as well as our specific risk factors. The weighted average cost of capital is our estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. We use a number of assumptions and methods in preparing valuations underlying impairment tests including estimates of future cash flows and discount rates, and in some instances we may obtain third party appraisals. We recognize impairment charges in the period during which the circumstances surrounding an asset or asset group to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset or asset group is made. We perform our impairment analysis for substantially all of our property and equipment and operating lease assets at the individual site level because that is the lowest level of asset and liability groupings for which the cash flows are largely independent of the cash flows of other assets and liabilities. During 2019, based on our evaluation of certain low performing owned and leased standalone restaurants, we incurred impairment charges of $2,369 to our property and equipment and $579 to our operating lease assets.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

We assess intangible assets with definite lives for impairment annually or whenever events or changes in circumstances warrant a revision to the remaining period of amortization. Definite lived intangible assets primarily include our agreements with franchisees. For 2019, definite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales, collection of royalties from franchisees and any changes in the manner in which the assets were used that could impact the values of the assets. During 2019, we did not record any impairment charges related to, or recognize a revision to the remaining period of amortization of, our definite lived intangible assets.
We evaluate goodwill and indefinite lived intangible assets for impairment annually, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable, using either a quantitative or qualitative analysis. Indefinite lived intangible assets consisted of trademarks and their fair value was determined using a relief from royalty method. We subject goodwill and indefinite lived intangible assets to further evaluation and recognize impairment charges when events and circumstances indicate the carrying value of the goodwill or indefinite lived intangible asset exceeds the fair market value of the asset.
We evaluate indefinite lived intangible assets for impairment as of November 30, or more frequently if the circumstances warrant. During 2019, indefinite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to, and based on, the assumptions used in the most recent quantitative assessment. During 2019, we did not record any impairment charges related to our indefinite lived intangible assets.
We evaluate goodwill for impairment at the reporting unit level as of July 31, or more frequently if the circumstances warrant. We have two reporting units, which included our travel centers business and our QSL business, as of December 31, 2019. With respect to goodwill, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a goodwill impairment test to measure the amount of impairment to be recognized, if any.
As of July 31, 2019, our annual goodwill impairment test for the travel centers and QSL reporting units was performed using a qualitative analysis, which included evaluating financial trends and industry and market conditions and assessing the reasonableness of the assumptions used in the most recent quantitative analysis, including comparing actual results to the projections used in the quantitative analysis. Based on our analyses, we concluded that as of July 31, 2019, our goodwill in those reporting units was not impaired.
Stock Based Employee Compensation. We have historically granted awards of our shares of common stock under our share award plans. Stock awards issued to our Directors vest immediately. Stock awards made to others vest in five equal annual installments beginning on the date of the award. Compensation expense related to stock awards is determined based on the market value of our shares of common stock on the date of the award with the aggregate value of the shares of common stock awarded amortized to expense over the period of time over which the stock based payments vest. We recognize forfeited stock awards as they occur. We include stock based compensation expense in selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss).
Environmental Remediation. We record remediation charges and penalties when the obligation to remediate is probable and the amount of associated costs are reasonably determinable. We include remediation expense within site level operating expense in our consolidated statements of operations and comprehensive income (loss). Generally, the timing of remediation expense recognition coincides with completion of a feasibility study or the commitment to a formal plan of action. Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments. In our consolidated balance sheets, the accrual for environmental matters is included in other noncurrent liabilities, with the amount estimated to be expended within the subsequent 12 months included in other current liabilities. We recognize a receivable for estimated future environmental costs that we may be reimbursed for within other noncurrent assets in our consolidated balance sheets.
Self Insurance Accruals. For insurance programs for which we pay deductibles and for which we are partially self insured up to certain stop loss amounts, we establish accruals for both estimated losses on known claims and potential claims incurred but not reported, based on claims histories and using actuarial methods. In our consolidated balance sheets, the accrual for self- insurance costs is included in other noncurrent liabilities, with the amount estimated to be expended within the subsequent 12 months included in other current liabilities.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Asset Retirement Obligations. We recognize the future costs for our obligations related to the removal of our underground storage tanks and certain improvements we own at leased properties over the estimated useful lives of each asset requiring removal. We record a liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long lived asset at the time such an asset is installed. We base the estimated liability on our historical experiences in removing these assets, their estimated useful lives, external estimates as to the cost to remove the assets in the future and regulatory or contractual requirements. The liability is a discounted liability using a credit adjusted risk free rate. Our asset retirement obligations at December 31, 2019 and 2018, were $5,160 and $2,478, respectively, and are presented in other noncurrent liabilities in our consolidated balance sheets.
Leasing Transactions. Leasing transactions are a material part of our business. We have lease agreements covering many of our properties, as well as various equipment, with the most significant leases being our five leases with Service Properties Trust (formerly known as Hospitality Properties Trust), or SVC. We recognize operating lease assets and liabilities for all leases with an initial term greater than 12 months. Leases with an initial term of 12 months or less are not recognized in our consolidated balance sheets. Our operating lease liabilities represent the present value of our unpaid lease payments. The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in our leases with SVC and our incremental borrowing rate for all other leases. Certain of our leases include renewal options and purchase options. Renewal periods are included in calculating our operating lease assets and liabilities when they are reasonably certain.
We recognize rent under operating leases without scheduled rent increases as an expense over the lease term as it becomes payable. Certain operating leases specify scheduled rent increases over the lease term or other lease payments that are not scheduled evenly throughout the lease term. We recognize the effects of those scheduled rent increases in rent expense over the lease term on an average, or straight line, basis, which reduces our operating lease assets. The rent payments resulting from our sales to SVC of improvements to the properties we lease from SVC are contingent rent. We recognize the expense related to this contingent rent evenly throughout the remaining lease term beginning on the dates of the related sales to SVC. See Note 9 for more information about our leases with SVC and our accounting for them.
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
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2016-02, Leases, or ASU 2016-02, which established a comprehensive lease standard under GAAP for virtually all industries. In August 2018, the FASB issued Accounting Standards Update 2018-11, Targeted Improvements to ASC 842, or ASU 2018-11, which allowed companies to adopt the standard using the modified retrospective transition method. ASU 2016-02 and 2018-11 are collectively referred to as ASC 842. ASC 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification determines whether the lease expense is recognized based on the effective interest method or on a straight line basis over the term of the lease. A lessee is also required to recognize a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. We adopted ASC 842 on January 1, 2019, using the modified retrospective transition method, and elected to not restate prior year comparative periods. We elected to adopt the package of practical expedients; accordingly, we retained the lease classification and initial direct costs for any leases that existed prior to adoption and we did not revisit whether any existing or expired contracts contain leases. See Note 9 for more information about the impact of ASC 842.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation, or ASU 2018-07, which aligns the accounting for stock based payments to nonemployees with the accounting for stock based payments to employees. We adopted ASU 2018-07 on January 1, 2019, using the modified retrospective transition method, which had no impact on our prior year comparative period. Historically, compensation expense related to stock awards granted to nonemployees was determined based on the vesting date fair value. Under ASU 2018-07, compensation expense relating to all stock awards is now measured at the grant date fair value and amortized to expense over the period of time over which the stock based payments vest. Upon adoption of ASU 2018-07, stock awards to nonemployees were remeasured using the adoption date fair value, or the market value of our shares of common stock as of January 1, 2019. We include stock based compensation expense in selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss).
In August 2018, the FASB issued Accounting Standards Update 2018-15, Intangibles - Goodwill and Other - Internal-Use Software, which aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs are to be amortized over the term of the contract. The new standard is required for annual periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted. We adopted this standard on January 1, 2020, using the prospective transition method. The implementation of this update will not cause a material change to our consolidated financial statements.

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
Fuel Revenues. We recognize fuel revenues and the related costs at the time of sale to customers at our company operated locations. We sell diesel fuel and gasoline to our customers at prices that we establish daily or are indexed to market prices and reset daily. We sell diesel fuel under pricing arrangements with certain customers. For the year ended December 31, 2019, approximately 86.4% of our diesel fuel volume was sold at discounts to posted prices under pricing arrangements with our fleet customers, some of which include rebates payable to the customer after the end of the period.
Nonfuel Revenues. We recognize nonfuel revenues and the related costs at the time of sale to customers at our company operated locations. We sell a variety of nonfuel products and services at stated retail prices in our travel centers and standalone restaurants, as well as through our RoadSquad®, TechOn-Site® and TA Commercial Tire Network™ programs. Truck repair and maintenance goods or services may be sold at discounted prices under pricing arrangements with certain customers, some of which include rebates payable to the customer after the end of the period.
Rent and Royalties from Franchisees Revenues. We recognize franchise royalties and advertising fees from franchisees as revenue monthly based on the franchisees' sales data reported to us. Royalty revenues are contractual as a percentage of the franchisees' revenues and advertising fees are contractual as either a percentage of the franchisees' revenues or as a fixed amount. When we enter into a new franchise agreement or a renewal term with an existing franchisee, the franchisee is required to pay an initial or renewal franchise fee. Initial and renewal franchise fees are recognized as revenue on a straight line basis over the term of the respective franchise agreements.
For those travel centers that we lease to a franchisee, we recognize rent revenues on a straight line basis based on the current contractual rent amount. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. Because the rent increases related to these factors are contingent upon future events, we recognize the related rent revenues after such events have occurred. See Note 9 for more information about the travel centers we leased to franchisees.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Other. Sales incentives and other promotional activities that we recognize as a reduction to revenues include, but are not limited to, the following:
•Customer Loyalty Programs. We offer travel center trucking customers and casual restaurant diners the option to participate in our customer loyalty programs. Our customer loyalty programs provide customers with the right to earn loyalty awards on qualifying purchases that can be used for discounts on future purchases of goods or services. We apply a relative standalone selling price approach to our outstanding loyalty awards whereby a portion of each sale attributable to the loyalty awards earned is deferred and will be recognized as revenue in the category in which the loyalty awards are redeemed upon the redemption or expiration of the loyalty awards. Significant judgment is required to determine the standalone selling price for loyalty awards. Assumptions used in determining the standalone selling price include the historic redemption rate and the use of a weighted average selling price for fuel to calculate the revenues attributable to the customer loyalty awards.
•Customer Discounts and Rebates. We enter into agreements with certain customers in which we agree to provide discounts on fuel and/or truck service purchases, some of which are structured as rebates payable to the customer after the end of the period. We recognize the cost of discounts against, and in the same period as, the revenues that generated the discounts earned.
•Gift Cards. We sell branded gift cards. Sales proceeds are recognized as a contract liability; the liability is reduced and revenue is recognized when the gift card subsequently is redeemed for goods or services. Unredeemed gift card balances are recognized as revenues when the possibility of redemption becomes remote.
Disaggregation of Revenues
We disaggregate our revenues based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive income (loss). Nonfuel revenues disaggregated by type of good or service for the years ended December 31, 2019 and 2018, were as follows:

	Year Ended December 31,
	2019	2018
Nonfuel revenues:
Store and retail services	$756,854	$732,220
Truck service	674,203	671,385
Restaurant	425,090	416,736
Total nonfuel revenues	$1,856,147	$1,820,341

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Contract Liabilities
Our contract liabilities, which are presented in our consolidated balance sheets in other current and other noncurrent liabilities, primarily include deferred revenues related to our customer loyalty programs, gift cards, rebates payable to customers and other deferred revenues. The following table shows the changes in our contract liabilities between periods.

	Customer Loyalty Programs	Other	Total
December 31, 2017	$15,165	$4,681	$19,846
Increases due to unsatisfied performance obligations arising during the period	81,517	10,083	91,600
Revenues recognized from satisfying performance obligations during the period	(74,548)	(10,064)	(84,612)
Other	(6,644)	(1,230)	(7,874)
December 31, 2018	15,490	3,470	18,960
Increases due to unsatisfied performance obligations arising during the period	103,228	12,982	116,210
Revenues recognized from satisfying performance obligations during the period	(90,462)	(10,519)	(100,981)
Other	(10,263)	(1,111)	(11,374)
December 31, 2019	$17,993	$4,822	$22,815
As of December 31, 2019, we expect the unsatisfied performance obligations relating to our customer loyalty programs will be satisfied within 12 months.
As of December 31, 2019, the deferred initial and renewal franchise fee revenue expected to be recognized in future periods ranges between $119 and $176 for each of the years 2020 through 2024.

3. Acquisitions
2019 Acquisitions. In January 2019, we entered into agreements, or the Transaction Agreements, with SVC pursuant to which, among other things, we purchased 20 travel centers for $309,637, which amount includes $1,437 of transaction related costs. These acquisitions were accounted for as asset acquisitions that resulted in the derecognition of certain operating lease assets and liabilities for a net recognized aggregate cost basis of the acquired assets of $284,902. See Note 9 for more information about the Transaction Agreements and our leases with SVC and Note 14 for more information about our relationship with SVC.
As of December 31, 2019, we had entered into an agreement to acquire one parcel of land for $1,358, which we expect to account for as an asset acquisition. We expect to complete this acquisition by the end of the second quarter of 2020, but this purchase is subject to conditions and may not occur, may be delayed or the terms may change.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

4. Discontinued Operations
On December 5, 2018, we completed the sale of our convenience stores business for an aggregate sales price of $330,609. We received net proceeds from this sale of $319,853 after transaction related costs of $9,650 and cash sold of $1,106. Upon the classification of the assets and related liabilities as held for sale, we determined that the carrying value of the convenience stores business exceeded the agreed sales price less costs to sell, resulting in a loss on disposal of $79,623 recognized in the year ended December 31, 2018.
The following table presents the results of operations for our discontinued operations for the year ended December 31, 2018.

Year Ended December 31, 2018
Revenues	$742,160
Cost of goods sold (excluding depreciation)	610,524
Site level operating expense	103,037
Selling, general and administrative expense	9,443
Real estate rent expense	2,206
Depreciation and amortization expense	20,418
Impairment of goodwill	69,340
Loss from discontinued operations before income taxes	(72,808)
Benefit for income taxes	14,789
Loss from discontinued operations, net of taxes	(58,019)
Loss on disposal	(79,623)
Benefit for income taxes	20,011
Loss from discontinued operations	$(117,631)

5. Property and Equipment
Property and equipment, net as of December 31, 2019 and 2018, consisted of the following:

	December 31,
	2019	2018
Machinery, equipment and furniture	$533,380	$459,892
Land and improvements	316,751	177,322
Buildings and improvements	307,433	197,866
Leasehold improvements	271,451	242,469
Construction in progress	24,678	65,855
Property and equipment, at cost	1,453,693	1,143,404
Less: accumulated depreciation and amortization	585,190	514,867
Property and equipment, net	$868,503	$628,537
Total depreciation expense for the years ended December 31, 2019 and 2018, was $97,232 and $80,938, respectively, which included impairment charges of $2,369 for the year ended December 31, 2019, related to certain standalone restaurants.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

The following table shows the amounts of property and equipment owned by SVC but recognized in property and equipment, net in our consolidated balance sheets, and included within the balances shown in the table above, as a result of the required accounting for the assets funded by SVC under the deferred tenant improvements allowance and as of December 31, 2018, for the assets that did not qualify for sale leaseback accounting. Upon adoption of ASC 842, these failed sale leasebacks were reclassified as operating leases and are included in operating lease assets in our consolidated balance sheet as of December 31, 2019. See Note 9 for more information about our leases with SVC.

	December 31,
	2019	2018
Leasehold improvements	$101,316	$114,195
Land and improvements	—	14,945
Buildings and improvements	—	9,943
Machinery, equipment and furniture	—	3,282
Property and equipment, at cost	101,316	142,365
Less: accumulated depreciation and amortization	81,915	96,266
Property and equipment, net	$19,401	$46,099
At December 31, 2019, our property and equipment balance included $37,425 of improvements of the type that we historically requested that SVC purchase for an increase in annual minimum rent; however, we may elect not to sell some of those improvements and SVC is not obligated to purchase these improvements.

6. Goodwill and Intangible Assets
Intangible Assets
Intangible assets, net, as of December 31, 2019 and 2018, consisted of the following:

	December 31, 2019
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$21,145	$(13,350)	$7,795
Leasehold interests	2,094	(2,094)	—
Other	3,913	(3,318)	595
Total amortizable intangible assets	27,152	(18,762)	8,390
Carrying value of trademarks (indefinite lives)	12,317	—	12,317
Intangible assets, net	$39,469	$(18,762)	$20,707

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

	December 31, 2018
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$21,645	$(12,308)	$9,337
Leasehold interests	2,754	(2,183)	571
Other	3,913	(3,251)	662
Total amortizable intangible assets	28,312	(17,742)	10,570
Carrying value of trademarks (indefinite lives)	12,317	—	12,317
Intangible assets, net	$40,629	$(17,742)	$22,887
Total amortization expense for amortizable intangible assets for the years ended December 31, 2019 and 2018, was $1,609 and $2,452, respectively.
We amortize our amortizable intangible assets over a weighted average period of approximately nine years. The aggregate amortization expense for our amortizable intangible assets as of December 31, 2019, for each of the next five years is:

Total
2020	$1,152
2021	1,068
2022	961
2023	863
2024	848
Goodwill
As of December 31, 2019, all of our goodwill balance is deductible for tax purposes. Goodwill by reporting unit was as follows:

	December 31,
	2019	2018
Travel centers business	$22,213	$22,213
QSL business	3,046	3,046
Total goodwill	$25,259	$25,259

7. Other Current Liabilities
Other current liabilities as of December 31, 2019 and 2018, consisted of the following:

	December 31,
	2019	2018
Taxes payable, other than income taxes	$52,320	$42,985
Accrued wages and benefits	21,416	19,830
Customer loyalty program accruals	17,993	15,490
Self insurance program accruals, current portion	13,509	14,623
Accrued capital expenditures	4,721	7,742
Other	28,496	24,998
Total other current liabilities	$138,455	$125,668

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

8. Long Term Debt
Long term debt, net as of December 31, 2019 and 2018, consisted of the following:

	Interest Rate	Maturity Date	December 31,
			2019	2018
2028 Senior Notes	8.25%	January 15, 2028	$110,000	$110,000
2029 Senior Notes	8.00%	December 15, 2029	120,000	120,000
2030 Senior Notes	8.00%	October 15, 2030	100,000	100,000
Revolving Credit Facility	5.00%	July 19, 2024	7,900	—
Other long term debt	6.06%	March 31, 2027	982	1,086
Deferred financing costs			(9,561)	(10,558)
Total long term debt, net			$329,321	$320,528
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
We refer to the 2028 Senior Notes, 2029 Senior Notes and 2030 Senior Notes collectively as our Senior Notes, which are our senior unsecured obligations. The indenture governing our Senior Notes does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time. Our Senior Notes are presented in our consolidated balance sheets as long term debt, net of deferred financing costs. We estimate that the fair values of our 2028 Senior Notes, 2029 Senior Notes and 2030 Senior Notes were $112,332, $121,200 and $102,000, respectively, based on their respective closing prices on The Nasdaq Stock Market LLC, or the Nasdaq, (a Level 1 input) on December 31, 2019.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

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
As of December 31, 2019, the applicable margin was 1.25% for LIBOR borrowings and standby letter of credit fees, 0.25% for Base Rate borrowings and 0.625% for commercial letter of credit fees, in each case subject to adjustment based on facility availability, utilization and other matters. As of December 31, 2019, the unused line fee was 0.25% per annum, subject to adjustment according to the average daily principal amount of unused commitments under the Credit Facility.
The Credit Facility requires us to maintain certain levels of collateral, limits our ability to incur debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and contains other customary covenants and conditions. The Credit Facility provides for the acceleration of principal and interest payments upon an event of default including, but not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the Credit Facility, and our default under certain contracts, including our leases with SVC and our business management agreement with The RMR Group LLC, or RMR. Our Credit Facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. The amount available to us is determined by reference to a borrowing base calculation based on eligible collateral. At December 31, 2019, based on our qualified collateral, a total of $111,017 was available to us for loans and letters of credit under the Credit Facility. At December 31, 2019, there were $7,900 of borrowings under the Credit Facility, $31 of accrued interest and outstanding fees and $18,141 of letters of credit issued under that facility, securing certain insurance, fuel tax and other obligations. The outstanding loans, accrued interest and outstanding fees and letters of credit reduce the amount available for borrowing under the Credit Facility, leaving $84,945 available for use as of that date.
IHOP Secured Advance Note
On October 28, 2019, we entered into a multi unit franchise agreement with IHOP Franchisor LLC, or IHOP, in which we agreed to rebrand and convert up to 94 of our full service restaurants to IHOP restaurants over the next five years, or the IHOP Agreement. Concurrent with entering into the IHOP Agreement, we entered into a Secured Advance Note with IHOP, or the IHOP Note, pursuant to which we can borrow up to $10,000 in connection with the costs to convert our full service restaurants to IHOP restaurants. At December 31, 2019, there were no loans outstanding under the IHOP Note.
West Greenwich Term Loan
On February 7, 2020, we entered into a 10 year term loan for $16,600 with The Washington Trust Company, or the West Greenwich Loan. The West Greenwich Loan is secured by a mortgage encumbering one of our travel centers. The interest rate is fixed at 3.85% for five years based on the five year Federal Home Loan Bank rate plus 198 basis points, and will reset thereafter. The West Greenwich Loan requires us to make principal and interest payments monthly. We plan to use the proceeds from the West Greenwich Loan for general business purposes. We may, at our option with 60 days prior written notice, at any time repay the loan in full, at a nominal penalty within the first three years, prior to the end of the 10 year term.
Deferred Financing Costs
The unamortized balance of our deferred financing costs were $9,561 and $10,558 for our Senior Notes and $671 and $216 for our Credit Facility at December 31, 2019 and 2018, respectively, net of accumulated amortization of $5,420 and $4,422, and $1,136 and $904, respectively. During the year ended December 31, 2019, we capitalized $688 of the costs related to the Amendment of our Credit Facility and we recognized expense of $47 to write off previously capitalized fees when we amended our Credit Facility. The deferred financing costs for our Senior Notes are presented as a reduction of long term debt, net and the deferred financing costs for our Credit Facility are presented in other noncurrent assets in our consolidated balance sheets. We estimate we will recognize future amortization of deferred financing costs of $1,149 in 2020, $1,146 in each of the years 2021, 2022 and 2023 and $1,075 in 2024. We recognized interest expense from the amortization of deferred financing costs of $1,183 and $1,221 for the years ended December 31, 2019 and 2018, respectively.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

9. Leasing Transactions
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
As a Lessee
We have lease agreements covering many of our properties, as well as various equipment, with the most significant leases being our five leases with SVC, which are further described below. Certain of our leases include renewal options, and certain leases include escalation clauses and purchase options. Renewal periods are included in calculating our operating lease assets and liabilities when they are reasonably certain. Leases with an initial term of 12 months or less are not recognized in our consolidated balance sheets. As of December 31, 2019, all of our leases were classified as operating leases.
Certain of our operating leases provide for variable lease costs, which primarily include percentage rent and our obligation for the estimated cost of removing underground storage tanks under the SVC Leases (as defined below).
Our lease costs are included in various balances in our consolidated statements of operations and comprehensive income (loss), as shown in the following table. For the year ended December 31, 2019, our lease costs consisted of the following:

	Classification in our Consolidated Statements of Operations and Comprehensive Income (Loss)	Year Ended December 31, 2019
Operating lease costs: SVC Leases	Real estate rent expense	$240,328
Operating lease costs: other	Real estate rent expense	11,082
Variable lease costs: SVC Leases	Real estate rent expense	5,203
Variable lease costs: other	Real estate rent expense	1,149
Total real estate rent expense		257,762
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	3,088
Short-term lease costs	Site level operating expense and selling, general and administrative expense	2,869
Sublease income	Nonfuel revenues	(2,180)
Net lease costs		$261,539
During the year ended December 31, 2019, we recognized impairment charges of $579 to our operating lease assets relating to certain standalone restaurants, which are included in real estate rent expense in our consolidated statement of operations and comprehensive income (loss).

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Maturities of our operating lease liabilities that had remaining noncancelable lease terms in excess of one year as of December 31, 2019, were as follows:

	SVC Leases(1)	Other	Total
Years ended December 31:
2020	$271,336	$6,548	$277,884
2021	270,799	5,555	276,354
2022	268,936	4,439	273,375
2023	255,344	3,107	258,451
2024	251,150	1,813	252,963
Thereafter	2,034,504	7,724	2,042,228
Total operating lease payments	3,352,069	29,186	3,381,255
Less: present value discount(2)	(1,391,435)	(5,562)	(1,396,997)
Present value of operating lease liabilities	$1,960,634	$23,624	$1,984,258
(1) Includes rent for properties we sublease from SVC and pay directly to SVC's landlords.
(2) The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the SVC Leases and our incremental borrowing rate for all other leases.
The weighted average remaining lease term as of December 31, 2019, was approximately 13 years. Our weighted average discount rate as of December 31, 2019, was 9.1%.
During the year ended December 31, 2019, we paid $279,168 for amounts that had been included in the measurement of our operating lease liabilities.
As of December 31, 2019, our operating lease assets and liabilities consisted of the following:

	SVC Leases	Other	Total
Operating lease assets	$1,796,406	$21,592	$1,817,998
Current operating lease liabilities	98,574	5,496	104,070
Noncurrent operating lease liabilities	1,862,060	18,128	1,880,188
As previously disclosed in our 2018 Annual Report and under the previous lease accounting standard, future minimum lease payments required under leases that had remaining noncancelable lease terms in excess of one year as of December 31, 2018, were as follows (included herein are the full payments then due under the SVC Leases, including the amount attributed to the lease of those sites that were accounted for as a financing as of December 31, 2018, in our consolidated balance sheet as reflected in the sale leaseback financing obligations):

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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Leasing Agreements with SVC. As of December 31, 2019, we leased from SVC a total of 179 properties under five leases, four of which we refer to as the TA Leases and one of which we refer to as the Petro Lease, and which we refer to collectively as the SVC Leases. In January 2019, we entered into the Transaction Agreements, pursuant to which:
•We purchased 20 travel center properties from SVC, which we previously leased from SVC, for a total acquisition cost of $309,637, including $1,437 of transaction related costs.
•Upon completing these transactions, these travel centers were removed from the SVC Leases and our annual minimum rent due to SVC was reduced by $43,148.
•The term of each SVC Lease was extended by three years.
•Commencing on April 1, 2019, we began to pay SVC 16 quarterly installments of approximately $4,404 each (an aggregate of $70,458) to fully satisfy and discharge our $150,000 deferred rent obligation to SVC that otherwise would have become due in five installments between 2024 and 2030. We paid to SVC $13,211 in respect of such obligation during the year ended December 31, 2019.
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
As a result of the Transaction Agreements, our operating lease assets and liabilities each increased by $23,673 and our asset retirement obligations increased by $2,420. In addition, the purchase of the 20 travel center properties resulted in the derecognition of certain operating lease assets and liabilities. See Note 3 for more information about these acquisitions.
The number of properties leased, the terms, the annual minimum rent and the deferred rent balances owed by us under the SVC Leases, as of December 31, 2019, were as follows:

	Number of Properties	Initial Term End Date(1)	Annual Minimum Rent as of December 31, 2019	Deferred Rent(2)
TA Lease 1	36	December 31, 2032	$49,707	$15,148
TA Lease 2	36	December 31, 2031	44,077	14,068
TA Lease 3	35	December 31, 2029	42,409	13,870
TA Lease 4	37	December 31, 2033	46,067	14,161
Petro Lease	35	June 30, 2035	61,654	—
Total	179		$243,914	$57,247
(1) We have two renewal options of 15 years each under each of the SVC Leases.
(2) Commencing April 1, 2019, we began to pay SVC $70,458 in 16 equal quarterly installments of $4,404 each for deferred rent we owe SVC. Under our rent deferral agreement with SVC, deferred rent shall be accelerated and interest shall begin to accrue thereon at 1.0% per month on the deferred rent amounts if certain events occur, including: our default under the SVC Leases; a change of control of us, as defined in the rent deferral agreement; or our declaration or payment of a dividend or other distribution in respect of our common stock. The total amount of deferred rent outstanding as of December 31, 2019, was $57,247.
On October 14, 2019, we and SVC amended the SVC Leases, pursuant to which, among other things, certain of the 179 travel center properties that we lease from SVC were reallocated among the SVC Leases. We accounted for this amendment as a lease modification. As a result, our operating lease assets and liabilities each increased by $33,816. The amendments did not have a material impact on our real estate rent expense.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

The SVC Leases are "triple net" leases that require us to pay all costs incurred in the operation of the leased properties, including costs related to personnel, utilities, inventory acquisition and provision of services to customers, insurance, real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those properties at which SVC leases the property and subleases it to us. We also are required generally to indemnify SVC for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased properties and, at lease expiration, we are required to pay an amount equal to an estimate of the cost of removing underground storage tanks on the leased properties. The SVC Leases require us to maintain the leased properties, including structural and non-structural components.
We recognized total rent expense of $245,531 and $273,012 for the years ended December 31, 2019 and 2018, respectively, under the SVC Leases.
In addition to the payment of annual minimum rent, the SVC Leases provide for payment to SVC of percentage rent, calculated at 3.0% of the increase in total nonfuel revenues at each property over base year levels (the base year is 2012 for 35 properties, 2015 for 138 properties, 2017 for two properties, 2019 for three properties and 2020 for one property). The percentage rent amounts due for the years ended December 31, 2019 and 2018, were $4,075 and $3,591, respectively. As noted above, pursuant to the Transaction Agreements, we are obligated to pay additional percentage rent commencing with the year ended December 31, 2020.
Under the SVC Leases, we may request that SVC purchase approved amounts of renovations, improvements and equipment at the leased properties in return for increases in our annual minimum rent according to the following formula: the annual minimum rent will be increased by an amount equal to the amount paid by SVC multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. During the year ended December 31, 2018, we sold to SVC $56,346 of improvements we made to properties leased from SVC; as a result, pursuant to the terms of the SVC Leases, our annual minimum rent payable to SVC increased by $4,789. During the year ended December 31, 2019, we did not sell to SVC any improvements we made to properties leased from SVC. At December 31, 2019, our property and equipment balance included $37,425 of improvements of the type that we historically requested that SVC purchase for an increase in annual minimum rent; however, we may elect not to sell some of those improvements and SVC is not obligated to purchase these improvements.
As permitted by the SVC Leases, we sublease a portion of certain travel centers to third parties to operate other retail operations. These subleases are classified as operating leases. We recognized sublease rental income of $2,180 and $2,294 for the years ended December 31, 2019 and 2018, respectively.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

The following table summarizes the various amounts related to the SVC Leases that are included in our consolidated balance sheet as of December 31, 2018.

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
(2) Straight Line Rent Accrual. As of December 31, 2018, the straight line rent accrual included the accrued rent expense from 2007 to 2012 for stated increases in our annual minimum rent due under our then existing TA Lease. The TA Leases we entered into in connection with a transaction agreement we entered into with SVC in 2015 contain no stated rent payment increases. Prior to the adoption of ASC 842, we amortized this accrual on a straight line basis over the current terms of the TA Leases as a reduction of real estate rent expense. The straight line rent accrual also included our obligation for the estimated cost of removing underground storage tanks at properties leased from SVC at the end of the related lease; we recognized these obligations on a straight line basis over the term of the related leases as additional real estate rent expense. As of January 1, 2019, the straight line rent accrual was reclassified as a reduction to our operating lease assets and the obligation for the estimated cost of removal of underground storage tanks was reclassified to other noncurrent liabilities. As of December 31, 2019, our obligation for the estimated cost of removal of underground storage tanks was $22,216.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

(5) Deferred Rent Obligation. Pursuant to a rent deferral agreement with SVC, we previously deferred as of December 31, 2010, a total of $150,000 of rent payable to SVC, which remained outstanding as of December 31, 2018, and had been due in five installments between 2024 and 2030. Upon the adoption of ASC 842, these future lease payments were included in our calculation of our operating lease assets and liabilities and the deferred rent obligation was reclassified as a reduction to our operating lease assets as of January 1, 2019. In January 2019, as described above and pursuant to the terms of the Transaction Agreements, our deferred rent obligation was reduced to $70,458, payable in 16 equal quarterly installments commencing on April 1, 2019, and our operating lease assets and liabilities were remeasured using these revised payment amounts. The total amount of deferred rent outstanding as of December 31, 2019, was $57,247.
As a Lessor
As of December 31, 2019, we leased two travel centers to franchisees. These two lease agreements expire in June 2022. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. During the year ended December 31, 2018, we leased four travel centers to franchisees, two of which expired prior to December 31, 2018. Rent revenues from these operating leases totaled $2,293 and $3,052 for the years ended December 31, 2019 and 2018, respectively. Future minimum lease payments due to us for the two leased sites under these operating leases as of December 31, 2019, were $2,287 for each of the years 2020 and 2021 and $1,144 for 2022. See above for information regarding certain travel centers that we leased from SVC in which we sublease a portion of the travel centers to third parties to operate other retail operations.

10. Stockholders' Equity
On August 1, 2019, in conjunction with our conversion from a Delaware limited liability company to a Maryland corporation, we increased our authorized shares of common stock from 8,674 shares to 16,000 shares. In addition, we completed a reverse stock split of our outstanding shares of common stock pursuant to which every five shares of our issued and outstanding common stock were exchanged for one share of our common stock. No fractional shares were issued in the reverse stock split. Instead, fractional shares that otherwise would have resulted from the reverse stock split were purchased by us at the closing price of our common stock on July 31, 2019. The common stock information included within this Annual Report has been retrospectively adjusted to reflect this reverse stock split for all dates and periods presented.
Share Award Plans
On May 19, 2016, our stockholders approved the TravelCenters of America LLC 2016 Equity Compensation Plan, and in 2019, the plan was amended and restated to reflect our conversion to a Maryland corporation and our reverse stock split effective August 1, 2019, which are collectively referred to as the 2016 Plan. Under the terms of the 2016 Plan, 860 shares of common stock have been authorized for issuance under the terms of the 2016 Plan. The 2016 Plan replaced the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, or the 2007 Plan. No additional awards will be made under the 2007 Plan and the shares of common stock previously registered for offer and sale under the 2007 Plan but not yet issued were deregistered, although shares of common stock awarded under the 2007 Plan that had not yet vested have continued, and will continue, to vest in accordance with, and subject to, the terms of the related awards. We refer to the 2007 Plan and 2016 Plan collectively as the Share Award Plans.
We awarded a total of 270 and 175 shares of common stock under the 2016 Plan during the years ended December 31, 2019 and 2018, respectively, with aggregate market values of $2,647 and $3,867, respectively, based on the closing prices of our shares of common stock on the Nasdaq on the dates of the awards. During the years ended December 31, 2019 and 2018, we recognized total stock based compensation expense of $3,441 and $6,371, respectively. During the years ended December 31, 2019 and 2018, the vesting date fair value of shares of common stock that vested was $1,754 and $5,147, respectively.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

The weighted average grant date fair value of shares of common stock awarded during the years ended December 31, 2019 and 2018, was $9.78 and $22.07, per share of common stock, respectively. Shares of common stock issued to Directors vested immediately and the related stock based compensation expense was recognized on the date of the award. Shares of common stock issued to others vest in five equal annual installments beginning on the date of the award. The related stock based compensation expense was determined based on the market value of our shares of common stock on the date of the award with the aggregate value of the awarded shares of common stock expensed over the period of time over which the stock based payments vest. As of December 31, 2019, 88 shares of common stock remained available for issuance under the 2016 Plan. As of December 31, 2019, there was a total of $5,293 of stock based compensation expense related to unvested shares of common stock that will be expensed over a weighted average remaining service period of approximately three years. The following table sets forth the number and weighted average grant date fair value of unvested shares of common stock and shares of common stock awarded under the Share Award Plans for the year ended December 31, 2019.

	Number of Shares of Common Stock	Weighted Average Grant Date Fair Value Per Share of Common Stock
Unvested shares of common stock as of December 31, 2018	316	$27.44
Granted	270	9.78
Vested	(168)	22.15
Forfeited/canceled	(6)	26.57
Unvested shares of common stock as of December 31, 2019	412	18.03
Treasury Stock
Certain recipients of stock awards may elect to have us withhold the number of their vesting shares of common stock with a fair market value sufficient to fund the required tax withholding obligations with respect to their stock awards and during the year ended December 31, 2019, we acquired fractional shares of common stock that resulted from the reverse stock split on August 1, 2019. For the years ended December 31, 2019 and 2018, we acquired through this share withholding process and the reverse stock split 37 and 89 shares of common stock, respectively, with an aggregate value of $346 and $1,744, respectively. During the years ended December 31, 2019 and 2018, we retired 37 and 89 shares of treasury stock, $0.001 par value, respectively, with a carrying value of $346 and $1,744, respectively, that reduced our shares of common stock outstanding.
Income (Loss) Per Share of Common Stock from Continuing Operations Attributable to Common Stockholders
We calculate basic earnings per share of common stock by dividing income (loss) from continuing operations available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. The income (loss) from continuing operations attributable to participating securities is deducted from our income (loss) from continuing operations attributable to common stockholders to determine the income (loss) from continuing operations available to common stockholders. We calculate diluted earnings per share of common stock by adjusting weighted average outstanding shares of common stock, assuming conversion of all potentially dilutive stock securities, using the treasury stock method; but we had no dilutive stock securities outstanding as of December 31, 2019, nor at any time during the two year period then ended. Unvested shares of common stock issued under our Share Award Plans are deemed participating securities because they participate equally in earnings and losses with all of our other shares of common stock.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

The following table presents a reconciliation of income (loss) from continuing operations to income (loss) from continuing operations available to common stockholders and the related earnings per share of common stock.

	Year Ended December 31,
	2019	2018
Income (loss) from continuing operations	$33,469	$(2,773)
Less: net income for noncontrolling interest	124	149
Income (loss) from continuing operations attributable to common stockholders	33,345	(2,922)
Less: income (loss) from continuing operations attributable to participating securities	1,301	(125)
Income (loss) from continuing operations available to common stockholders	$32,044	$(2,797)

Weighted average shares of common stock(1)	7,783	7,649

Basic and diluted income (loss) per share of common stock from continuing operations attributable to common stockholders	$4.12	$(0.37)
(1) Reflects the retrospective adjustment related to the reverse stock split completed on August 1, 2019, and excludes unvested shares of common stock awarded under our Share Award Plans, which shares of common stock are considered participating securities because they participate equally in earnings and losses with all of our other shares of common stock. The weighted average number of unvested shares of common stock outstanding was 316 and 341 for the years ended December 31, 2019 and 2018, respectively.

11. Income Taxes
We had a tax provision of $4,339 for the year ended December 31, 2019, and a tax benefit of $1,574 for the year ended December 31, 2018.
Effective Tax Rate Reconciliation

	Year Ended December 31,
	2019	2018
U.S. federal statutory rate applied to income (loss) before income taxes and discontinued operations	$(7,940)	$994
State income taxes, net of federal benefit	635	(2,957)
Benefit of tax credits	4,020	3,977
Provision to return adjustments	(31)	560
Nondeductible executive compensation	(109)	(210)
Other nondeductible expenses	(530)	(430)
Other, net	(384)	(360)
Total (provision) benefit for income taxes	$(4,339)	$1,574

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Components of the (Provision) Benefit For Income Taxes

	Year Ended December 31,
	2019	2018
Current tax benefit:
Federal	$1,019	$1,737
State	352	240
Total current tax benefit	1,371	1,977
Deferred tax provision:
Federal	(6,163)	3,581
State	453	(3,984)
Total deferred tax provision	(5,710)	(403)
Total (provision) benefit for income taxes	$(4,339)	$1,574
Components of Deferred Tax Assets and Liabilities

	December 31,
	2019	2018
Deferred tax assets:
Tax loss carryforwards	$63,185	$76,250
Tax credit carryforwards	35,624	31,377
Leasing arrangements	32,007	55,929
Reserves	18,204	16,186
Asset retirement obligations	1,278	625
Other	704	488
Total deferred tax assets before valuation allowance	151,002	180,855
Valuation allowance	(1,209)	(1,310)
Total deferred tax assets	149,793	179,545

Deferred tax liabilities:
Property and equipment	(102,051)	(97,306)
Goodwill and intangible assets	(3,708)	(3,374)
Total deferred tax liabilities	(105,759)	(100,680)

Net deferred tax assets	$44,034	$78,865
As of December 31, 2019 and 2018, we had a valuation allowance of $1,209 and $1,310, respectively, related to foreign credit carryforwards, state net operating losses and deferred tax assets in foreign jurisdictions due to the uncertainty of their realization. At December 31, 2019, we had carryforwards for federal net operating losses, state net operating losses and federal tax credits of $264,143, $183,561 and $35,624, respectively. Although not anticipated, $3,600 of the federal net operating losses are scheduled to expire in 2030 if unused. We anticipate $81 of the state net operating losses will expire in 2020 and $50 will expire in 2021; if not utilized, a portion of the state net operating losses may need to be written off; however, a valuation allowance relating to these losses has been recorded. Although not anticipated, the remaining state net operating losses are scheduled to begin to expire in 2022 if unused. Federal tax credit carryforwards of $434 may expire between 2021 and 2024 if unused, with the remainder expected to be utilized prior to their expiration beginning in 2030.
The net deferred tax assets presented in the table above are included in other noncurrent assets in our consolidated balance sheets.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Our U.S. federal income tax returns are subject to tax examinations for the years ended December 31, 2010 and December 31, 2016, through the current period. Our state and Canadian income tax returns are generally subject to examination for the tax years ended December 31, 2015, through the current period. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted by the taxing authorities to the extent the carryforwards are utilized in a subsequent year.

12. Equity Investments
As of December 31, 2019 and 2018, our investment in equity affiliates, which is presented in our consolidated balance sheets in other noncurrent assets, and our proportional share of our investees' net income (loss), which is included in other (income) expense, net in our consolidated statements of operations and comprehensive income (loss), were as follows:

	PTP	Other(1)	Total
Investment balance:
As of December 31, 2019	$24,517	$5,983	$30,500
As of December 31, 2018	21,260	18,805	40,065

Income (loss) from equity investments:
Year ended December 31, 2019	$5,657	$(4,750)	$907
Year ended December 31, 2018	3,652	(5,679)	(2,027)
(1) Includes our investments in Affiliates Insurance Company, or AIC, and QuikQ LLC, or QuikQ.
Petro Travel Plaza Holdings LLC
Petro Travel Plaza Holdings LLC, or PTP, is a joint venture between us and Tejon Development Corporation that owns two travel centers, three convenience stores and one standalone restaurant in California. We own a 40.0% interest in PTP and we receive a management fee from PTP to operate these locations. We recognized management fee income of $849 and $1,562 for the years ended December 31, 2019 and 2018, respectively, which is included in nonfuel revenues in our consolidated statements of operations and comprehensive income (loss).
QuikQ LLC
QuikQ is a joint venture between us and Love's Travel Stops and Country Stores, Inc. QuikQ is an independent full-service fuel payment solutions provider. We own a 50.0% interest in QuikQ.
Affiliates Insurance Company
We, SVC and five other companies to which RMR provides management services each currently own 14.3% of AIC, an Indiana insurance company. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because a majority of our Directors, and one of our employees, are also directors of AIC.
AIC is in the process of dissolving. In connection with its dissolution, we and each of the other AIC shareholders received a capital distribution of $9,000 in December 2019.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Summarized Financial Information
The following table sets forth summarized financial information of our equity investments and does not represent the amounts we have included in our consolidated statements of operations and comprehensive income (loss) in connection with our equity investments.

	Year Ended December 31,
	2019	2018
Total revenues	$126,750	$125,448
Cost of goods sold (excluding depreciation)	80,579	87,189
Income from operations	9,259	2,742
Net income	7,206	1,363
Fair Value
It is not practicable to estimate the fair value of our equity investments because of the lack of quoted market prices and the inability to estimate current fair value without incurring excessive costs. However, management believes that the carrying amounts of our equity investments at December 31, 2019, were not impaired given these companies' overall financial condition and earnings trends.

13. Business Management Agreement with RMR
We have a business management agreement with RMR to provide management services to us, which relates to various aspects of our business generally, including but not limited to, services related to compliance with various laws and rules applicable to our status as a publicly traded company, advice and supervision with respect to our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel center properties and companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal matters, human resources, insurance programs, management information systems and the like. See Note 14 for more information regarding our relationship, agreements and transactions with RMR.
Under our business management agreement, we pay RMR an annual business management fee equal to 0.6% of the sum of our fuel gross margin (which is our fuel revenues less our fuel cost of goods sold) plus our total nonfuel revenues. The fee is payable monthly and totaled $13,409 and $14,570 for the years ended December 31, 2019 and 2018, respectively. These amounts are included in selling, general and administrative expense and loss from discontinued operations, net of taxes in our consolidated statements of operations and comprehensive income (loss).
The current term of our business management agreement with RMR ends on December 31, 2020, and automatically renews for successive one year terms unless we or RMR gives notice of non-renewal before the end of an applicable term. RMR may terminate the business management agreement upon 120 days' written notice, and we may terminate upon 60 days' written notice, subject to approval by a majority vote of our Independent Directors. If we terminate or do not renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.875 times the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of termination or nonrenewal.
We are also generally responsible for all of our expenses and certain expenses incurred or arranged by RMR on our behalf. RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies to which RMR or its subsidiaries provide management services, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves our portion of RMR's internal audit costs. The amounts recognized as expense for internal audit costs were $284 and $236 for the years ended December 31, 2019 and 2018, respectively. These amounts are included in selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss) and are in addition to the business management fees paid to RMR.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

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

14. Related Party Transactions
We have relationships and historical and continuing transactions with SVC, RMR, ABP Trust, Adam D. Portnoy and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have directors, trustees or officers who are also our Directors or officers.
Relationship with SVC
We are SVC's largest tenant and SVC is our principal landlord and largest stockholder and as of December 31, 2019, owned 684 shares of our common stock, representing approximately 8.2% of our outstanding shares of common stock.
RMR provides management services to both us and SVC and Adam D. Portnoy, the Chair of our Board of Directors and one of our Managing Directors, also serves as the chair of the boards of trustees or boards of directors of several of the other public companies to which RMR provides management services and as a managing trustee or managing director of all these companies, including serving as the chair of the board of trustees and as a managing trustee of SVC. Ethan S. Bornstein, Adam D. Portnoy's brother-in-law, is an executive officer of SVC. See Note 9 for more information about our lease agreements and transactions with SVC.
Spin-Off Transaction Agreement. In connection with our spin-off from SVC in 2007, we entered a transaction agreement with SVC and RMR, pursuant to which we granted SVC a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center to or with another party, and we granted SVC and any other company to which RMR provides management services a right of first refusal to acquire or finance any real estate of the types in which SVC or such other companies invest before we do. We also agreed that for so long as we are a tenant of SVC we will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors under the SVC Leases; the sale of a material part of our assets or of any such tenant or guarantor; or the cessation of certain of our Directors to continue to constitute a majority of our Board of Directors or any such tenant or guarantor. Also, we agreed not to take any action that might reasonably be expected to have a material adverse impact on SVC's ability to qualify as a real estate investment trust and to indemnify SVC for any liabilities it may incur relating to our assets and business.
Lease Arrangements. As of December 31, 2019, we leased from SVC a total of 179 properties under the SVC Leases. We have also engaged in other transactions with SVC, including in connection with the Transaction Agreements. See Notes 3 and 9 for more information about our relationship, agreements and transactions with SVC.
Our Manager, RMR
RMR provides certain services we require to operate our business. We have a business management agreement with RMR to provide management services to us, which relates to various aspects of our business generally. See Note 13 for more information about our business management agreement with RMR.
Adam D. Portnoy is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc., a managing director and the president and chief executive officer of The RMR Group Inc. and an officer and employee of RMR. Both of our Managing Directors and our Chief Executive Officer, President and Chief Operating Officer, Executive Vice President, Chief Financial Officer and Treasurer, Executive Vice President and General Counsel, and Secretary are officers and employees of RMR. The RMR Group Inc. is the managing member of RMR. As of December 31, 2019, RMR owned 299 shares of our common stock, representing approximately 3.6% of our outstanding shares of common stock. See Note 13 for more information about our relationship with RMR.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Stock Awards to RMR Employees. We award shares of common stock to certain employees of RMR who are not also Directors, officers or employees of ours. During the years ended December 31, 2019 and 2018, we awarded to such persons a total of 20 and 10 of our shares of common stock valued at $184 and $228, in aggregate, respectively, based upon the closing prices of our shares of common stock on the Nasdaq on the dates the awards were made. These share awards to RMR employees are in addition to the fees we paid to RMR and the stock awards to our Directors, officers and employees (some of whom are also officers and employees of RMR). See Note 10 for more information regarding our stock awards and activity as well as certain stock purchases we made in connection with stock award recipients satisfying tax withholding obligations on vesting stock awards.
Relationship with AIC
We, SVC and five other companies to which RMR provides management services each currently own 14.3% of AIC, an Indiana insurance company.
We and the other AIC shareholders historically participated in a combined property insurance program arranged and reinsured in part by AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage with unrelated third party insurance providers. We paid aggregate premiums, including taxes and fees, of $2,502 and $1,721, respectively, in connection with this insurance program for the policy years ended June 30, 2019 and 2018, respectively.
Our investment in AIC had a carrying value of $298 and $8,632 as of December 31, 2019 and 2018, respectively. These amounts are included in other noncurrent assets in our consolidated balance sheets. We recognized income of $575 and $516 related to our investment in AIC for the years ended December 31, 2019 and 2018, respectively, and $664 during the year ended December 31, 2019, related to previously unrealized gains and losses on securities held for sale, which amounts are included in other (income) expense, net in our consolidated statements of operations and comprehensive income (loss). Our other comprehensive loss attributable to common stockholders includes our proportional share of unrealized gains and losses on securities held for sale, which are owned by AIC, of $91 and $69 for the years ended December 31, 2019 and 2018, respectively. Our other comprehensive loss attributable to common stockholders for the year ended December 31, 2019, also includes the reclassification to other (income) expense, net of the $664 previously unrealized gains and losses on securities held for sale.
RMR historically provided management and administrative services to AIC for a fee equal to 3.0% of the total premiums paid for insurance arranged by AIC. As a result of the property insurance program having been discontinued, AIC has not occurred fees payable to RMR since that time.
AIC is in the process of dissolving. See Note 12 for more information regarding our investment in AIC.
Directors' and Officers' Liability Insurance
We, The RMR Group Inc., RMR and certain companies to which RMR or its subsidiaries provide management services, including SVC, participate in a combined directors' and officers' liability insurance policy. The current combined policy expires in September 2020. We paid aggregate premiums of $122 and $157 in the years ended December 31, 2019 and 2018, respectively, for these policies.
Executive Officer Retirements
In December 2019, we and RMR entered into a retirement agreement with our former Managing Director and Chief Executive Officer, Andrew J. Rebholz. Pursuant to his retirement agreement, Mr. Rebholz will continue to serve, through June 30, 2020, as a non-executive employee in order to assist in transitioning his duties and responsibilities to his successor. Under Mr. Rebholz’s retirement agreement, consistent with past practice, we will continue to pay Mr. Rebholz his current annual base salary of $300 until June 30, 2020, and we paid Mr. Rebholz a cash bonus in respect of 2019 in the amount of $1,000 in December 2019. Subject to the satisfaction of certain other conditions, after his retirement on June 30, 2020, we will make an additional cash payment to Mr. Rebholz in the amount of $1,000 and fully accelerate the vesting of any of our unvested shares of common stock previously awarded to Mr. Rebholz.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Pursuant to his retirement agreement, Mr. Rebholz granted us or our nominee a first right of refusal in the event he determines to sell any of our shares of common stock that he owns, pursuant to which we may elect during a specified period to purchase those shares of common stock at the average closing price per share of common stock for the 10 trading days preceding the date of his written notice to us of his intent to sell. In the event that we decline to exercise our purchase right, RMR may elect to purchase such shares of common stock at the price offered to us. Mr. Rebholz also agreed that, as long as he owns our shares of common stock, he will vote those shares of common stock at stockholders’ meetings in favor of nominees for director and proposals recommended by the Board.
Mr. Rebholz’s retirement agreement contains other terms and conditions, including cooperation, confidentiality, non-solicitation, non-competition and other covenants, and a waiver and release. Mr. Rebholz’s retirement agreement also contains certain terms relating to RMR and other companies to which RMR or its affiliate provides management services.
In November 2017, we entered into a retirement agreement with our then Managing Director, President and Chief Executive Officer, Thomas M. O’Brien. Mr. O’Brien resigned those positions on December 31, 2017, and he remained a non-executive employee of ours until June 30, 2018, in accordance with his retirement agreement. During the year ended December 31, 2018, we accelerated the vesting of previously granted stock awards and made an additional cash payment to Mr. O'Brien resulting in additional compensation expense of $3,571.

15. Contingencies
Environmental Contingencies
Extensive environmental laws regulate our operations and properties. These laws may require us to investigate and clean up hazardous substances, including petroleum or natural gas products, released at our owned and leased properties. Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance at our locations. We use both underground storage tanks and above ground storage tanks to store petroleum products, natural gas and other hazardous substances at our locations. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water. Under the terms of the SVC Leases, we generally have agreed to indemnify SVC for any environmental liabilities related to properties that we lease from SVC and we are required to pay all environmental related expenses incurred in the operation of the leased properties. We have entered into certain other arrangements in which we have agreed to indemnify third parties for environmental liabilities and expenses resulting from our operations.
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
At December 31, 2019, we had an accrued liability of $2,441 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $574, resulting in an estimated net amount of $1,867 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

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
Legal Proceedings
We are routinely involved in various legal and administrative proceedings incidental to the ordinary course of business, including commercial disputes, employment related claims, wage and hour claims, premises liability claims and tax audits, among others. We do not expect that any litigation or administrative proceedings in which we are presently involved, or of which we are aware, will have a material adverse effect on our business, financial condition, results of operations or cash flows.
On April 5, 2019, two plaintiffs filed a class action complaint against us in Ohio state court alleging that certain credit and debit card receipts printed by us included more information than permitted by the Fair and Accurate Credit Transactions Act. The complaint did not seek any actual damages, but plaintiffs sought statutory damages for the individual plaintiffs and members of the class, as well as declaratory relief, punitive damages, attorneys' fees and costs. In June 2019, we filed a motion to dismiss. On July 5, 2019, plaintiffs filed an amended complaint, which added a request for injunctive relief and on August 2, 2019, we filed a renewed motion to dismiss. After briefing by the parties, on November 13, 2019, the Ohio state court granted our motion and entered a judgment dismissing the case.

16. Inventory
Inventory at December 31, 2019 and 2018, consisted of the following:

	December 31,
	2019	2018
Nonfuel products	$161,560	$163,302
Fuel products	35,051	33,419
Total inventory	$196,611	$196,721

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TravelCenters of America Inc.

Date:	February 25, 2020	By:	/s/ William E. Myers
			Name:	William E. Myers
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan M. Pertchik	Managing Director and Chief Executive Officer (Principal Executive Officer)	February 25, 2020
Jonathan M. Pertchik

/s/ William E. Myers	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2020
William E. Myers

/s/ Adam D. Portnoy	Managing Director	February 25, 2020
Adam D. Portnoy

/s/ Barbara D. Gilmore	Independent Director	February 25, 2020
Barbara D. Gilmore

/s/ Lisa Harris Jones	Independent Director	February 25, 2020
Lisa Harris Jones

/s/ Joseph L. Morea	Independent Director	February 25, 2020
Joseph L. Morea