Form 10-Q
period 2020-03-31
TravelCenters of America Inc. /MD/
filed 2020-05-05
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020
 or
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of the registrant's shares of common stock outstanding as of May 4, 2020: 8,318,772.

As used herein, the terms "we," "us," "our" and "TA" include TravelCenters of America Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except par value amount)

	March 31, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$20,318	$17,206
Accounts receivable (net of allowance for doubtful accounts of $1,199 and $1,083 as of March 31, 2020 and December 31, 2019, respectively)	175,454	173,496
Inventory	169,151	196,611
Other current assets	29,791	32,456
Total current assets	394,714	419,769

Property and equipment, net	856,138	868,503
Operating lease assets	1,801,437	1,817,998
Goodwill	25,259	25,259
Intangible assets, net	20,421	20,707
Other noncurrent assets	84,693	78,659
Total assets	$3,182,662	$3,230,895

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$126,524	$147,440
Current operating lease liabilities	106,654	104,070
Other current liabilities	141,411	138,455
Total current liabilities	374,589	389,965

Long term debt, net	337,840	329,321
Noncurrent operating lease liabilities	1,854,644	1,880,188
Other noncurrent liabilities	60,557	58,885
Total liabilities	2,627,630	2,658,359

Stockholders' equity:
Common stock, $0.001 par value, 16,000 shares of common stock authorized as of March 31, 2020 and December 31, 2019, and 8,319 and 8,307 shares of common stock issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	8	8
Additional paid-in capital	699,491	698,402
Accumulated other comprehensive loss	(192)	(172)
Accumulated deficit	(145,746)	(127,185)
Total TA stockholders' equity	553,561	571,053
Noncontrolling interest	1,471	1,483
Total stockholders' equity	555,032	572,536
Total liabilities and stockholders' equity	$3,182,662	$3,230,895
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Fuel	$874,929	$983,141
Nonfuel	425,007	440,874
Rent and royalties from franchisees	3,412	3,277
Total revenues	1,303,348	1,427,292

Cost of goods sold (excluding depreciation):
Fuel	792,974	908,394
Nonfuel	161,719	168,268
Total cost of goods sold	954,693	1,076,662

Site level operating expense	236,564	232,720
Selling, general and administrative expense	37,228	37,110
Real estate rent expense	63,588	66,413
Depreciation and amortization expense	28,560	24,759

Loss from operations	(17,285)	(10,372)

Interest expense, net	7,456	7,050
Other expense, net	541	574
Loss before income taxes	(25,282)	(17,996)
Benefit for income taxes	6,741	5,267
Net loss	(18,541)	(12,729)
Less: net income for noncontrolling interest	20	18
Net loss attributable to common stockholders	$(18,561)	$(12,747)

Other comprehensive (loss) income, net of taxes:
Foreign currency (loss) gain, net of taxes of $(107) and $25, respectively	$(20)	$31
Interest in equity investee's unrealized gains on investments	—	66
Other comprehensive (loss) income attributable to common stockholders	(20)	97

Comprehensive loss attributable to common stockholders	$(18,581)	$(12,650)

Net loss per share of common stock attributable to common stockholders:
Basic and diluted	$(2.23)	$(1.58)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(18,541)	$(12,729)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash rent credits, net	(5,335)	(1,526)
Depreciation and amortization expense	28,560	24,759
Deferred income tax benefit	(6,114)	(4,403)
Changes in operating assets and liabilities:
Accounts receivable	(2,175)	(40,902)
Inventory	27,420	2,563
Other assets	2,702	6,485
Accounts payable and other liabilities	(17,555)	63,315
Other, net	2,041	636
Net cash provided by operating activities	11,003	38,198

Cash flows from investing activities:
Acquisitions of travel centers from SVC	—	(309,637)
Capital expenditures	(16,640)	(16,688)
Proceeds from asset sales	505	—
Investment in equity investee	—	(1,500)
Net cash used in investing activities	(16,135)	(327,825)

Cash flows from financing activities:
West Greenwich Loan borrowings	16,600	—
Payments on Credit Facility	(7,900)	—
Distributions to noncontrolling interest	(32)	(29)
Other, net	(523)	(26)
Net cash provided by (used in) financing activities	8,145	(55)

Effect of exchange rate changes on cash	99	44
Net increase (decrease) in cash and cash equivalents	3,112	(289,638)
Cash and cash equivalents at the beginning of the period	17,206	314,387
Cash and cash equivalents at the end of the period	$20,318	$24,749

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$7,248	$6,889
Income taxes refunded	464	454
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total TA Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2019	8,307	$8	$698,402	$(172)	$(127,185)	$571,053	$1,483	$572,536
Grants under share award plan and stock based compensation, net	12	—	1,089	—	—	1,089	—	1,089
Distributions to noncontrolling interest	—	—	—	—	—	—	(32)	(32)
Other comprehensive loss, net of taxes	—	—	—	(20)	—	(20)	—	(20)
Net (loss) income	—	—	—	—	(18,561)	(18,561)	20	(18,541)
March 31, 2020	8,319	$8	$699,491	$(192)	$(145,746)	$553,561	$1,471	$555,032

December 31, 2018	8,080	$8	$695,307	$355	$(246,773)	$448,897	$1,495	$450,392
Grants under share award plan and stock based compensation, net	—	—	702	—	—	702	—	702
Distributions to noncontrolling interest	—	—	—	—	—	—	(29)	(29)
Other comprehensive income, net of taxes	—	—	—	97	—	97	—	97
Cumulative effect of adoption of ASC 842, net of taxes	—	—	—	—	86,243	86,243	—	86,243
Net (loss) income	—	—	—	—	(12,747)	(12,747)	18	(12,729)
March 31, 2019	8,080	$8	$696,009	$452	$(173,277)	$523,192	$1,484	$524,676
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)

1.Business Description and Basis of Presentation
TravelCenters of America Inc. is a Maryland corporation. Prior to August 1, 2019, we were organized as a Delaware limited liability company. On August 1, 2019, in conjunction with our conversion from a Delaware limited liability company to a Maryland corporation, we assigned a $0.001 par value per share to our common stock and the excess over the par value has been classified as additional paid-in capital in our consolidated balance sheets. In addition, on August 1, 2019, we completed a reverse stock split of our outstanding shares of common stock pursuant to which every five shares of our issued and outstanding common stock were exchanged for one share of our common stock. The common stock information included within this Quarterly Report on Form 10-Q, or this Quarterly Report, has been retrospectively adjusted to reflect the reverse stock split for all periods and dates presented. See Note 4 for more information about our reverse stock split.
As of March 31, 2020, we operated or franchised 308 travel centers, standalone truck service facilities and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of March 31, 2020, our business included 263 travel centers in 44 states in the United States and the province of Ontario, Canada, primarily along the U.S. interstate highway system, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of our 263 travel centers at March 31, 2020, we owned 51, we leased 181, we operated two for a joint venture in which we owned a noncontrolling interest and 29 were owned or leased from others by our franchisees. We operated 232 of our travel centers and franchisees operated 31 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants and various customer amenities.
As of March 31, 2020, our business included three standalone truck service facilities operated under the "TA Truck Service" brand name. Of our three standalone truck service facilities at March 31, 2020, we leased two and owned one. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
As of March 31, 2020, our business included 42 standalone restaurants in 12 states in the United States operated primarily under the "Quaker Steak & Lube," or QSL, brand name. Of our 42 standalone restaurants at March 31, 2020, we operated 15 restaurants (six we owned, eight we leased and one we operated for a joint venture in which we owned a noncontrolling interest) and 27 were owned or leased from others and operated by our franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
The accompanying consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements. The disclosures presented do not include all the information necessary for complete financial statements in accordance with GAAP. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or our Annual Report. In the opinion of our management, the accompanying consolidated financial statements include all adjustments, including normal recurring adjustments, considered necessary for a fair presentation. All intercompany transactions and balances have been eliminated. While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent expense and certain other costs do not vary seasonally. For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 1 input), the aggregate fair value of our Senior Notes on March 31, 2020, was $251,768.
Goodwill and Intangible Assets Impairment
During the three months ended March 31, 2020, COVID-19 was declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. As a result of the COVID-19 pandemic and its impact on our operations, we assessed our goodwill and indefinite and definite lived intangible assets for potential indicators of impairment as of March 31, 2020.
As of March 31, 2020, we evaluated our travel centers and QSL reporting units for impairment using a qualitative analysis, which included evaluating financial trends and industry and market conditions and assessing the reasonableness of the assumptions used in the most recent quantitative analysis.
Indefinite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales, discount rates and other relevant qualitative factors. These trends and factors were compared to, and based on, the assumptions used in the most recent quantitative assessment.
Definite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales, collection of royalties from franchisees, any changes in the manner in which the assets were used that could impact the values of the assets and whether a revision to the remaining period of amortization was required.
Based on our analyses, we concluded that as of March 31, 2020, the fair value of our goodwill and indefinite and definite lived intangible assets was more likely than not in excess of the carrying value. However, we are unable to predict the duration and severity of the COVID-19 pandemic and as a result, we are unable to determine what the ultimate impact will be on our financial results and financial position. We will continue to closely monitor the impact of the COVID-19 pandemic on our financial results and financial position.
In May 2020, one of our franchisees decided to permanently close three of their franchised standalone restaurants. As a result, the intangible assets associated with these franchise agreements will be written off to depreciation and amortization expense during the three months ended June 30, 2020, which we do not expect to have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncement and Other Accounting Matters
In August 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-15, Intangibles - Goodwill and Other - Internal-Use Software, which aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs are to be amortized over the term of the contract. We adopted this standard on January 1, 2020, using the prospective transition method. The implementation of this update did not cause a material change to our consolidated financial statements.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as a response to the economic uncertainty resulting from the COVID-19 pandemic, which, among other things, included several temporary changes to corporate income tax provisions. The CARES Act did not have an impact on our benefit for income taxes for the three months ended March 31, 2020. We will continue to assess the effect, if any, the CARES Act will have on our income taxes.

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
Disaggregation of Revenues
We disaggregate our revenues based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive loss. Nonfuel revenues disaggregated by type of good or service for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,
	2020	2019
Nonfuel revenues:
Store and retail services	$176,828	$180,425
Truck service	153,967	161,195
Restaurant	94,212	99,254
Total nonfuel revenues	$425,007	$440,874
Contract Liabilities
Our contract liabilities, which are presented in our consolidated balance sheets in other current and other noncurrent liabilities, primarily include deferred revenues related to our customer loyalty programs, gift cards, rebates payable to customers and other deferred revenues. The following table shows the changes in our contract liabilities between periods.

	Customer Loyalty Programs	Other	Total
December 31, 2018	$15,490	$3,470	$18,960
Increases due to unsatisfied performance obligations arising during the period	103,228	12,982	116,210
Revenues recognized from satisfying performance obligations during the period	(90,462)	(10,519)	(100,981)
Other	(10,263)	(1,111)	(11,374)
December 31, 2019	17,993	4,822	22,815
Increases due to unsatisfied performance obligations arising during the period	26,687	3,213	29,900
Revenues recognized from satisfying performance obligations during the period	(22,888)	(2,923)	(25,811)
Other	(2,689)	(242)	(2,931)
March 31, 2020	$19,103	$4,870	$23,973
As of March 31, 2020, we expect the unsatisfied performance obligations relating to our customer loyalty programs will be satisfied within 12 months.

3. Acquisitions
As of March 31, 2020, we had entered into an agreement to acquire one parcel of land for $1,358, which we expect to account for as an asset acquisition. We expect to complete this acquisition by the end of 2020, but this purchase is subject to conditions and may not occur, may be delayed or the terms may change.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
4.  Earnings Per Share of Common Stock
On August 1, 2019, we completed a reverse stock split of our outstanding shares of common stock pursuant to which every five shares of our issued and outstanding common stock were exchanged for one share of our common stock. The common stock information included within this Quarterly Report has been retrospectively adjusted to reflect this reverse stock split for all dates and periods presented.
The following table presents a reconciliation of net loss attributable to common stockholders to net loss available to common stockholders and the related earnings per share of common stock.

	Three Months Ended March 31,
	2020	2019
Net loss attributable to common stockholders	$(18,561)	$(12,747)
Less: net loss attributable to participating securities	(909)	(497)
Net loss available to common stockholders	$(17,652)	$(12,250)

Weighted average shares of common stock(1)	7,905	7,765

Basic and diluted net loss per share of common stock attributable to common stockholders	$(2.23)	$(1.58)
(1) Reflects the retrospective adjustment for the three months ended March 31, 2019, related to the reverse stock split completed on August 1, 2019, and excludes unvested shares of common stock awarded under our share award plans, which shares of common stock are considered participating securities because they participate equally in earnings and losses with all of our other shares of common stock. The weighted average number of unvested shares of common stock outstanding for the three months ended March 31, 2020 and 2019, was 407 and 315, respectively.

5.  Leasing Transactions
As a Lessee
We have lease agreements covering many of our properties, as well as various equipment, with the most significant leases being our five leases with Service Properties Trust, or SVC, which are further described below. Certain of our leases include renewal options, and certain leases include escalation clauses and purchase options. Renewal periods are included in calculating our operating lease assets and liabilities when they are reasonably certain. Leases with an initial term of 12 months or less are not recognized in our consolidated balance sheets. As of March 31, 2020, all of our leases were classified as operating leases.
Certain of our operating leases provide for variable lease costs, which primarily include percentage rent and our obligation for the estimated cost of removing underground storage tanks under the SVC Leases (as defined below).

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
Our lease costs are included in various balances in our consolidated statements of operations and comprehensive loss, as shown in the following table. For the three months ended March 31, 2020 and 2019, our lease costs consisted of the following:

	Classification in our Consolidated Statements of Operations and Comprehensive Loss	Three Months Ended March 31,
		2020	2019
Operating lease costs: SVC Leases	Real estate rent expense	$59,501	$62,120
Operating lease costs: other	Real estate rent expense	2,833	2,724
Variable lease costs: SVC Leases	Real estate rent expense	1,096	1,421
Variable lease costs: other	Real estate rent expense	158	148
Total real estate rent expense		63,588	66,413
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	966	570
Short-term lease costs	Site level operating expense and selling, general and administrative expense	539	813
Sublease income	Nonfuel revenues	(496)	(564)
Net lease costs		$64,597	$67,232
Maturities of our operating lease liabilities that had remaining noncancelable lease terms in excess of one year as of March 31, 2020, were as follows:

	SVC Leases(1)	Other	Total
Years ended December 31:
2020	$203,519	$5,369	$208,888
2021	270,799	6,344	277,143
2022	268,936	5,086	274,022
2023	255,344	3,168	258,512
2024	251,150	1,873	253,023
Thereafter	2,034,504	7,724	2,042,228
Total operating lease payments	3,284,252	29,564	3,313,816
Less: present value discount(2)	(1,347,140)	(5,378)	(1,352,518)
Present value of operating lease liabilities	$1,937,112	$24,186	$1,961,298
(1) Includes rent for properties we sublease from SVC and pay directly to SVC's landlords.
(2) The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the SVC Leases and our incremental borrowing rate for all other leases.
The weighted average remaining lease term as of March 31, 2020, was approximately 13 years. Our weighted average discount rate as of March 31, 2020, was 9.1%.
During the three months ended March 31, 2020 and 2019, we paid $68,923 and $67,939, respectively, for amounts that had been included in the measurement of our operating lease liabilities.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
As of March 31, 2020 and December 31, 2019, our operating lease assets and liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Operating lease assets:
SVC Leases	$1,779,223	$1,796,406
Other	22,214	21,592
Total operating lease assets	$1,801,437	$1,817,998

Current operating lease liabilities:
SVC Leases	$100,696	$98,574
Other	5,958	5,496
Total current operating lease liabilities	$106,654	$104,070

Noncurrent operating lease liabilities:
SVC Leases	$1,836,416	$1,862,060
Other	18,228	18,128
Total noncurrent operating lease liabilities	$1,854,644	$1,880,188
Leasing Agreements with SVC. As of March 31, 2020, we leased from SVC a total of 179 properties under five leases, four of which we refer to as the TA Leases and one of which we refer to as the Petro Lease, and which we refer to collectively as the SVC Leases. In January 2019, we entered into agreements, or the Transaction Agreements, with SVC pursuant to which:
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
•Commencing on January 1, 2020, we are obligated to pay to SVC an additional amount of percentage rent equal to one-half percent (0.5%) of the excess of our annual nonfuel revenues at leased sites over the nonfuel revenues for each respective site for the year ending December 31, 2019.
•Certain of the 179 travel center properties that we continue to lease from SVC were reallocated among the SVC Leases.
As a result of the Transaction Agreements, our operating lease assets and liabilities each increased by $23,673. In addition, the purchase of the 20 travel center properties resulted in the derecognition of certain operating lease assets and liabilities.
In addition to the payment of annual minimum rent, the SVC Leases provide for payment to SVC of percentage rent, calculated at 3.5% (which includes the 0.5% that was added pursuant to the Transaction Agreements) of the increase in total nonfuel revenues at each property over base year levels. The percentage rent amounts due for the three months ended March 31, 2020 and 2019, were $725 and $1,069, respectively.
We recognized total real estate rent expense under the SVC Leases of $60,597 and $63,541 for the three months ended March 31, 2020 and 2019, respectively.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
Pursuant to the SVC Leases, we may request that SVC purchase qualifying capital improvements we make at the leased travel centers in return for increased annual minimum rent. We did not sell to SVC any improvements we made to properties leased from SVC for the three months ended March 31, 2020 and 2019. At March 31, 2020, our property and equipment balance included $42,035 of improvements of the type that we have historically requested that SVC purchase for an increase in annual minimum rent; however, we may elect not to sell some of those improvements and SVC is not obligated to purchase these improvements.
We paid $4,404 of deferred rent to SVC for the three months ended March 31, 2020. The total amount of deferred rent outstanding as of March 31, 2020, was $52,844. Pursuant to our rent deferral agreement with SVC, deferred rent shall be accelerated and interest shall begin to accrue thereon at 1.0% per month on the deferred rent amounts if certain events occur, including: our default under the SVC Leases; a change of control of us, as defined in the deferral agreement; or our declaration or payment of a dividend or other distribution in respect of our common stock.
As permitted by the SVC Leases, we sublease a portion of certain travel centers to third parties to operate other retail operations. These subleases are classified as operating leases. We recognized sublease rental income of $496 and $564 for the three months ended March 31, 2020 and 2019, respectively.
As a Lessor
We leased two travel centers to franchisees as of March 31, 2020 and 2019. These two lease agreements expire in June 2022. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. Rent revenues from these operating leases totaled $572 and $551 for the three months ended March 31, 2020 and 2019, respectively. Future minimum lease payments due to us for the two leased sites under these operating leases as of March 31, 2020, were $1,716 for the remainder of 2020, $2,287 for the year 2021 and $1,144 for the year 2022. See above for information regarding certain travel centers that we lease from SVC in which we sublease a portion of the travel centers to third parties to operate other retail operations.

6. Long Term Debt
As of March 31, 2020, our long term debt, net, consisted of our Senior Notes, the West Greenwich Loan and other long term debt. In addition, we have a revolving credit facility that as of March 31, 2020, had no borrowings outstanding. For more information about our long term debt, please refer to Note 8 to the Consolidated Financial Statements in our Annual Report.
West Greenwich Loan
On February 7, 2020, we entered into a 10 year term loan for $16,600 with The Washington Trust Company, or the West Greenwich Loan. The West Greenwich Loan is secured by a mortgage encumbering one of our travel centers. The interest rate is fixed at 3.85% for five years based on the five year Federal Home Loan Bank rate plus 198 basis points, and will reset thereafter. The West Greenwich Loan requires us to make principal and interest payments monthly. We plan to use the proceeds from the West Greenwich Loan for general business purposes. We may, at our option with 60 days prior written notice, at a nominal penalty within the first three years, repay the loan in full prior to the end of the 10 year term. As a result of entering into the West Greenwich Loan, we capitalized $353 of deferred financing costs during the three months ended March 31, 2020, which were presented as a reduction of long term debt, net in our consolidated balance sheets.

7. Business Management Agreement with RMR
The RMR Group LLC, or RMR, provides us certain services that we require to operate our business, and which relate to various aspects of our business. RMR provides these services pursuant to a business management agreement. Pursuant to the business management agreement, we incurred aggregate fees and certain cost reimbursements payable to RMR of $3,104 and $3,094 for the three months ended March 31, 2020 and 2019, respectively, which included reimbursements for our share of RMR's costs for providing internal audit services. These amounts are included in selling, general and administrative expense in our consolidated statements of operations and comprehensive loss. For more information about our relationship with RMR, please refer to Note 8 of this Quarterly Report and Notes 13 and 14 to the Consolidated Financial Statements in our Annual Report.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
8. Related Party Transactions
We have relationships and historical and continuing transactions with SVC, RMR and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have directors, trustees or officers who are also our Directors or officers. RMR is a majority owned subsidiary of The RMR Group Inc. The Chair of our Board of Directors and one of our Managing Directors, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of The RMR Group Inc. and is a managing director and the president and chief executive officer of The RMR Group Inc. and an officer and employee of RMR. Jonathan M. Pertchik, our other Managing Director and Chief Executive Officer, also serves as an officer and employee of RMR. Certain of our other officers and certain of SVC's officers also serve as officers and employees of RMR. Some of our Independent Directors also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these public companies. Other officers of RMR, including certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies. As of March 31, 2020, RMR owned 299 shares of our common stock, representing approximately 3.6% of our outstanding shares of common stock.
Relationship with SVC
We are SVC's largest tenant and SVC is our principal landlord and largest stockholder. As of March 31, 2020, SVC owned 684 shares of our common stock, representing approximately 8.2% of our outstanding shares of common stock.
As of March 31, 2020, we leased from SVC a total of 179 travel center properties under the SVC Leases. We have also engaged in other transactions with SVC, including in connection with the Transaction Agreements. See Note 5 for more information about our relationship, agreements and transactions with SVC.
RMR provides management services to both us and SVC, and Mr. Portnoy also serves as a managing trustee and chair of the board of trustees of SVC.
Relationship with AIC
Until its dissolution on February 13, 2020, we, ABP Trust, SVC and four other companies to which RMR provides management services owned Affiliates Insurance Company, or AIC, an Indiana insurance company, in equal amounts.
We and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage with unrelated third party insurance providers.
As of March 31, 2020 and December 31, 2019, our investment in AIC had a carrying value of $299 and $298, respectively. These amounts are included in other noncurrent assets in our consolidated balance sheets. We recognized income of $404 related to our investment in AIC for the three months ended March 31, 2019, which is included in other expense, net in our consolidated statement of operations and comprehensive loss. Our other comprehensive income attributable to common stockholders for the three months ended March 31, 2019, included our proportionate share of unrealized gains on fixed income securities held for sale, which were owned by AIC, related to our investment in AIC.
For more information about these and other such relationships and certain other related party transactions, please refer to Notes 9, 13 and 14 to the Consolidated Financial Statements in our Annual Report.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except par value and per share amounts)
Retirement and Separation Arrangements
In December 2019, we and RMR entered into a retirement agreement with our former Managing Director and Chief Executive Officer, Andrew J. Rebholz. Pursuant to his retirement agreement, Mr. Rebholz will continue to serve, through June 30, 2020, as a non-executive employee in order to assist in transitioning his duties and responsibilities to his successor. Under Mr. Rebholz’s retirement agreement, consistent with past practice, we will continue to pay Mr. Rebholz his current annual base salary of $300 until June 30, 2020, and we paid Mr. Rebholz a cash bonus in respect of 2019 in the amount of $1,000 in December 2019. Subject to the satisfaction of certain other conditions, after his retirement on June 30, 2020, we will make an additional cash payment to Mr. Rebholz in the amount of $1,000 and fully accelerate the vesting of any unvested shares of our common stock previously awarded to Mr. Rebholz.
In February 2020, we and RMR entered into a separation agreement with our former Executive Vice President, Chief Financial Officer and Treasurer, William E. Myers. Pursuant to his separation agreement, we paid Mr. Myers $300 and fully accelerated the vesting of any unvested shares of our common stock previously awarded to Mr. Myers.

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
At March 31, 2020, we had an accrued liability of $2,969 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $881, resulting in an estimated net amount of $2,088 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
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

10. Inventory
Inventory at March 31, 2020 and December 31, 2019, consisted of the following:

	March 31, 2020	December 31, 2019
Nonfuel products	$150,027	$161,560
Fuel products	19,124	35,051
Total inventory	$169,151	$196,611

11. Reorganization Costs
On April 30, 2020, we committed to and initiated a reorganization plan, or the Reorganization Plan, to improve the efficiency of our operations. As part of the Reorganization Plan, we reduced our headcount and eliminated certain positions. On April 30, 2020, the Reorganization Plan was communicated to those employees impacted. The costs of the Reorganization Plan are expected to be approximately $4,200, which will be recognized as selling, general and administrative expense. These costs are comprised primarily of severance, outplacement services, stock based compensation expense associated with the accelerated vesting of previously granted stock awards for certain employees and fees for recruitment of certain executive positions. During the three months ended March 31, 2020, we recognized $404 of executive recruitment fees and we expect to recognize the remainder of these costs during the three months ended June 30, 2020.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or our Annual Report. Amounts are in thousands of dollars or gallons, as applicable, unless indicated otherwise.

Company Overview
As of March 31, 2020, we operated or franchised 263 travel centers, three standalone truck service facilities and 42 standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
COVID-19
During the three months ended March 31, 2020, COVID-19 was declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary declared a public health emergency in the United States in response to the outbreak. Our business has been designated an “essential service” by many public authorities, which has allowed us to continue operating. We experienced increased diesel fuel sales volume during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to an initial increase in demand for certain products as businesses and households stocked up on those products as the implications of the COVID-19 pandemic began to be widely understood. In addition, we experienced an increase in fuel gross margin in March 2020 as both diesel fuel and gasoline costs declined as a result of a more favorable fuel purchasing environment due to a reduction in demand. However, due to the governmental stay in place orders, social distancing and other reductions in activity, demand for gasoline volume during the second half of March 2020 declined sharply, resulting in reduced gasoline sales volume sold by us during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, and demand for certain of our nonfuel products and services, such as our restaurants, has declined. As a result we have temporarily closed most of our full service restaurants and limited our product offerings at some of our restaurants and travel centers.
The COVID-19 pandemic and various governmental and market responses in an attempt to contain and mitigate the spread of the virus and its detrimental public health impact have and continue to severely negatively impact the global economy, including the U.S. economy. As a result, most market observers believe the global economy is in the midst of a recession. Our business is focused on travel centers and related trucking and driver services, products and amenities. When the impact of the COVID-19 pandemic became more widely understood in the United States in or about the middle of March 2020, our business benefited from being designated an “essential service” by various governmental authorities, which allowed us to continue operating our travel centers. Further, we also benefited during the last two weeks of March 2020 from increased initial demand in response to the COVID-19 pandemic by businesses and households to stock up on certain products, which resulted in increased trucking activity to transport those goods across the United States. However, during this period, we experienced a sharp decline in gasoline sales as consumers reduced their driving due to work from home, governmental stay in place orders and related reasons. In addition, our restaurant business experienced a substantial decline in business during this time, and we temporarily closed or reduced the operations of most of our restaurants in response to government orders and business demand.
We believe that our travel centers and the truck drivers that we serve are critical to sustaining a resilient supply chain to support essential services and daily consumption across the United States. However, as the initial surge in demand wanes and the economic downturn continues, demand for the transporting of products across the United States by trucks may also decline, possibly significantly. If that occurs, our business, results of operations and financial position may become increasingly significantly negatively impacted. Further, these economic conditions may result in trucking companies being unable to continue as going concerns.

We have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, including:
•we significantly reduced our planned capital expenditures for 2020 to conserve cash and liquidity;
•we have rationalized our hours of operation and employment levels, including furloughing approximately 2,900 field employees, as well as approximately 122 corporate employees;
•we have temporarily closed most of our full service restaurants;
•we have implemented enhanced sanitizing and cleaning procedures at our travel centers in accordance with the U.S. Centers for Disease Control and Prevention, or the CDC, guidance; and
•we have been actively engaging with government authorities, our customers, suppliers and other vendors to try to best execute our business during the pandemic.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including:
•our trucking customers and their ability to withstand the current economic conditions;
•our operations, liquidity and capital needs and resources;
•conducting financial modeling and sensitivity analyses;
•actively communicating with our customers, vendors and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts; and
•monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us or our tenants to enable us and them to operate through the current economic conditions and enhance our tenants’ ability to pay us rent.
We believe that our current financial resources and our expectations as to the future performance of the trucking industry and our operations, will enable us to withstand the COVID-19 pandemic and its aftermath. As of May 4, 2020, we had:
•$123,637 of availability under our revolving credit facility, or our Credit Facility;
•no debt maturities until 2024 when our Credit Facility is scheduled to expire;
•our ability to request that Service Properties Trust, or SVC, purchase from us qualified capital improvements we make to the travel centers we lease from SVC in return for increased rent, although SVC is not obligated to agree to make those purchases; and
•unencumbered properties, which had a net book value of $516,447 as of March 31, 2020, that may be a source for financing.
We have taken various measures to protect the health and safety of our customers, employees and other persons who visit our travel centers and restaurants. These measures include, among others:
•we have supplied a mask and gloves to all of our employees in the field;
•we have temporarily closed all self service food service stations in the convenience stores in our travel centers;
•we have increased the frequency of our routine cleaning and sanitizing schedule, as well as implemented enhanced sanitizing and cleaning procedures at our travel centers and at the fuel pumps and pin pads;
•we are following state and local health department regulations in all of our stores;
•we are encouraging customers and employees to follow CDC recommendations of practicing social distancing;
•we have advised our employees to take care of themselves and to be aware of best practices for preventive safety measures, including frequent hand washing and staying home when feeling ill; and
•temporarily closing all gyms and lounge areas within our travel centers.

There are extensive uncertainties surrounding the COVID-19 pandemic and its aftermath. These uncertainties include, among others:
•the duration and severity of the current economic downturn;
•the strength and sustainability of any economic recovery;
•the timing and process for how the government and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States; and
•whether, following a recommencing of more normal level of economic activities, the United States or other countries experience “second waves” of COVID-19 infection outbreaks and, if so, the responses of governments, businesses and the general public to those events.
As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our and our customers’, vendors’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic and its aftermath on us and our business, see Part II, Item 1A. "Risk Factors" in this Quarterly Report.

Executive Summary of Financial Results
During the three months ended March 31, 2020 and 2019, we had a loss before income taxes of $25,282 and $17,996, respectively. The $7,286 change in our loss before income taxes was primarily due to the following factors:
•site level gross margin in excess of site level operating expense declined $5,819, which primarily resulted from a decrease in truck service revenues and revenues at both our standalone restaurants and the restaurants in our travel centers as a result of the COVID-19 pandemic and an increase in site level operating expense, partially offset by an increase in fuel gross margin; and
•depreciation and amortization expense increased $3,801, primarily as a result of our write off of certain assets, which totaled $5,162, related to programs which we determined to cancel.
The above factors were partially offset by a $2,825 decrease in real estate rent expense, which was primarily a result of our acquisition in January 2019 of 20 travel centers from SVC that we previously leased from SVC and which reduced our annual minimum rent.
Effects of Fuel Prices and Supply and Demand Factors
Our revenues and income are subject to material changes as a result of market prices and the availability of diesel fuel and gasoline. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in demand that are often the result of changes in the macroeconomic environment. Also, concerted efforts by major oil producing countries and cartels to influence oil supply may impact prices as well as other actions by governments regarding trade policies may impact fuel prices.
Over the past several years there have been significant changes in the cost of fuel. During the three months ended March 31, 2020, fuel prices trended downward, ending at a 51.5% lower price than at the beginning at the period. The decrease in fuel prices for the three months ended March 31, 2020, primarily resulted from a 36.1% decrease in March 2020 as a result of the sharp decrease in demand resulting from the COVID-19 pandemic and the related economic downturn. During the three months ended March 31, 2019, fuel prices trended upward, ending at a 15.6% higher price than at the beginning of the period. The average fuel price during the three months ended March 31, 2020, was 19.9% lower than the average fuel price during the three months ended March 31, 2019. We generally are able to pass changes in our cost for fuel products to our customers, but typically with a delay, such that during periods of rising fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been and during periods of falling fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been. Increases in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements.

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
We believe that demand for fuel by trucking companies and motorists for a constant level of miles driven will continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels and technologies. Although we believe these factors, combined with competitive pressures, impact the level of fuel sales volume we realize, fuel sales volume increased during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. We believe this increase resulted from the success of our marketing initiatives and improved market conditions during the first two and one-half months of 2020, and the increase in trucking activity during the last two weeks of March 2020 as a result of the initial increase in demand for certain products as businesses and households stocked up on those products as the implications of the COVID-19 pandemic began to be widely understood.

Factors Affecting Comparability
Growth Strategies
On October 28, 2019, we entered into a multi unit franchise agreement with IHOP Franchisor LLC a subsidiary of IHOP®, or IHOP, in which we agreed to rebrand and convert up to 94 of our full service restaurants to IHOP restaurants over five years, or the IHOP Agreement. Due to the COVID-19 pandemic, we and IHOP have agreed to delay the rebranding schedule by one year. Of the 94, we are obligated to convert the initial 20 full service restaurants to IHOP restaurants, with the remaining conversions at our discretion. We currently operate these full service restaurants under our Iron Skillet or Country Pride brand names. The average investment per site to rebrand these restaurants is expected to be approximately $1,100.
Since the beginning of 2019, we have entered into franchise agreements for 18 travel centers to be operated under our travel center brand names; four of these franchised travel centers began operations during 2019, two began operations during the three months ended March 31, 2020, two began operations in the 2020 second quarter to date and we anticipate the remaining 10 franchised travel centers will be added to our network by the end of the 2021 first quarter. In addition, we have entered into an agreement with one of these franchisees pursuant to which we expect to add two additional franchised travel centers to our network, one within five years and the other within 10 years.
Since the beginning of 2019, we have entered into franchise agreements for six standalone restaurants to be operated under the Quaker Steak & Lube brand name; three of these franchised restaurants began operations during 2019, one began operations in the 2020 second quarter to date and we anticipate the remaining two will be added to our network by the end of 2020.
We entered an agreement to purchase a parcel of land for $1,358, which we expect to complete by the end of 2020. We expect that either we or one of our franchisees will develop a TA Express branded travel center on this site.
Lease Amendments and Travel Center Purchases
In January 2019, we acquired from SVC 20 travel centers we previously leased from SVC for $309,637, which includes $1,437 of transaction related costs, and we and SVC amended our five leases such that: (i) the 20 purchased travel centers were removed from the applicable leases and our annual minimum rent was reduced by $43,148; (ii) the term of each of the leases was extended by three years; (iii) the amount of the deferred rent obligation to be paid to SVC was reduced from $150,000 to $70,458 and we began to pay that amount in 16 equal quarterly installments commencing on April 1, 2019; and (iv) commencing on January 1, 2020, we began to pay to SVC an additional amount of percentage rent equal to one-half percent (0.5%) of the excess of the annual nonfuel revenues at leased sites over the nonfuel revenues for each respective site for the year ending December 31, 2019. These lease amendments are further described in Note 5 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.

Federal Biodiesel Blenders' Tax Credit
In December 2019, the U.S. government retroactively reinstated the federal biodiesel blenders' tax credit for 2018 and 2019, as well as approved the federal biodiesel blenders' tax credit through 2022. During the three months ended March 31, 2020, we recognized $3,515 as a reduction to our fuel cost of goods sold relating to the federal biodiesel blenders' tax credit. For the remainder of 2020 through 2022, the benefit of the federal biodiesel blenders' tax credit will be included in the price we pay for biodiesel.

Reorganization Plan
On April 30, 2020, we committed to and initiated a reorganization plan, or the Reorganization Plan, to improve the efficiency of our operations. As part of the Reorganization Plan, we reduced our headcount by approximately 130 and eliminated certain positions, made certain changes in our leadership and their roles and created both a corporate development and a procurement team, which we expect to result in approximately $13,100 of net annual savings in selling, general and administrative expense. On April 30, 2020, the Reorganization Plan was communicated to those employees impacted. The costs of the Reorganization Plan are expected to be approximately $4,200, which will be recognized as selling, general and administrative expense. These costs are comprised primarily of severance, outplacement services, stock based compensation expense associated with the accelerated vesting of previously granted stock awards for certain employees and fees for recruitment of certain executive positions. During the three months ended March 31, 2020, we recognized $404 of executive recruitment fees and we expect to recognize the remainder of these costs during the three months ended June 30, 2020.

Seasonality
Our sales volumes are generally lower in the first and fourth quarters than the second and third quarters of each year. In the first quarter, the movement of freight by professional truck drivers as well as motorist travel are usually at their lowest levels of the calendar year. In the fourth quarter, freight movement is typically lower due to the holiday season. While our revenues are modestly seasonal, quarterly variations in our operating results may reflect greater seasonal differences as our rent expense and certain other costs do not vary seasonally. The COVID-19 pandemic and current economic conditions may significantly alter the seasonal aspects of our business, including that we may not realize in 2020 the increased business we typically experience in the second and third quarters.

Results of Operations
As of March 31, 2020, all of our company operated locations were same site locations with the exception of one standalone restaurant, which was converted from a franchise operated location to a company operated location during the second half of 2019 and whose results of operations are not material to our consolidated financial results. As a result, same site operating results are not presented as part of this discussion and analysis as it does not provide materially different information from our consolidated results.
Consolidated Financial Results
The following table presents changes in our operating results for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

	Three Months Ended March 31,
	2020	2019	Change
Revenues:
Fuel	$874,929	$983,141	(11.0)%
Nonfuel	425,007	440,874	(3.6)%
Rent and royalties from franchisees	3,412	3,277	4.1%
Total revenues	1,303,348	1,427,292	(8.7)%

Gross margin:
Fuel	81,955	74,747	9.6%
Nonfuel	263,288	272,606	(3.4)%
Rent and royalties from franchisees	3,412	3,277	4.1%
Total gross margin	348,655	350,630	(0.6)%

Site level operating expense	236,564	232,720	1.7%
Selling, general and administrative expense	37,228	37,110	0.3%
Real estate rent expense	63,588	66,413	(4.3)%
Depreciation and amortization expense	28,560	24,759	15.4%

Loss from operations	(17,285)	(10,372)	(66.7)%

Interest expense, net	7,456	7,050	5.8%
Other expense, net	541	574	(5.7)%
Loss before income taxes	(25,282)	(17,996)	(40.5)%
Benefit for income taxes	6,741	5,267	28.0%
Net loss	(18,541)	(12,729)	(45.7)%
Less: net income for noncontrolling interest	20	18	11.1%
Net loss attributable to common stockholders	$(18,561)	$(12,747)	(45.6)%

Three Months Ended March 31, 2020, as Compared to Three Months Ended March 31, 2019
Fuel Revenues. Fuel revenues for the three months ended March 31, 2020, decreased by $108,212, or 11.0%, as compared to the three months ended March 31, 2019. The decrease in fuel revenues was primarily due to a decrease in market prices for fuel, partially offset by an increase in fuel sales volume. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods.

	Gallons Sold	Fuel Revenues
Results for the three months ended March 31, 2019	471,902	$983,141
Decrease due to petroleum products price changes		(137,359)
Increase due to same site volume changes	17,147	29,749
Decrease in wholesale fuel sales volume	(263)	(602)
Net change from prior year period	16,884	(108,212)
Results for the three months ended March 31, 2020	488,786	$874,929
Nonfuel Revenues. Nonfuel revenues for the three months ended March 31, 2020, decreased by $15,867, or 3.6%, as compared to the three months ended March 31, 2019, primarily as a result of a decrease in truck service revenues during the three months ended March 31, 2020, and a decrease in revenues at both our standalone restaurants and the restaurants in our travel centers, primarily in March 2020, as a result of the COVID-19 pandemic. In addition, the three months ended March 31, 2019, benefited from a particularly strong financial performance in truck service and store and retail services as a result of the extreme cold weather experienced in some parts of the United States during the three months ended March 31, 2019, as compared to unseasonably mild weather experienced during the three months ended March 31, 2020. These decreases were partially offset by an increase in diesel exhaust fluid, or DEF, sales as a result of an increase in newer trucks on the road that require DEF and the positive impact of certain of our marketing initiatives in our quick service restaurants.
Rent and Royalties from Franchisees Revenues. Rent and royalties from franchisees revenues for the three months ended March 31, 2020, increased by $135, or 4.1%, as compared to the three months ended March 31, 2019, primarily as a result of the six franchised travel centers and three franchised standalone restaurants that began operations since March 31, 2019, partially offset by the closure of two franchised standalone restaurants and our purchase of one standalone restaurant from a former franchisee since March 31, 2019.
Fuel Gross Margin. Fuel gross margin for the three months ended March 31, 2020, increased by $7,208, or 9.6%, as compared to the three months ended March 31, 2019, primarily as a result of an increase in fuel sales volume, a more favorable fuel purchasing environment, primarily in March 2020 as a result of reduced demand, and the $3,515 benefit recognized in connection with the federal biodiesel blenders' tax credit in the three months ended March 31, 2020, partially offset by $2,840 of a one time benefit due to the reversal of loyalty award accruals recognized in connection with introducing a revised customer loyalty program during the three months ended March 31, 2019.
Nonfuel Gross Margin. Nonfuel gross margin for the three months ended March 31, 2020, decreased by $9,318, or 3.4%, as compared to the three months ended March 31, 2019, due to the decrease in nonfuel revenues, primarily in March 2020 as a result of the COVID-19 pandemic. Nonfuel gross margin percentage for the three months ended March 31, 2020, improved slightly to 61.9% from 61.8% for the three months ended March 31, 2019.
Site Level Operating Expense. Site level operating expense for the three months ended March 31, 2020, increased by $3,844, or 1.7%, as compared to the three months ended March 31, 2019, primarily due to increased labor costs as a result of new positions created related to the realignment of our regional and field management structure during the 2019 fourth quarter, an increase in bonuses to support those who continued to work at our locations during the COVID-19 pandemic and an increase in medical and workers compensation claims expense, as well as an increase in non-labor general liability claims expense. These increases were partially offset by a decrease in maintenance and environmental expense and inventory shrink. Site level operating expense as a percentage of nonfuel revenues was 55.7% for the three months ended March 31, 2020, as compared to 52.8% for the three months ended March 31, 2019, primarily due to the increase in labor costs and the decrease in nonfuel revenues.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2020, increased by $118, or 0.3%, as compared to the three months ended March 31, 2019. The increase was primarily attributable to $1,710 of expenses related to executive officer retirement and separation agreements and executive recruitment fees recognized in the three months ended March 31, 2020, partially offset by a reduced headcount as a result of the realignment of our regional and field management structure during the 2019 fourth quarter and a decrease in legal fees and marketing expense.
Real Estate Rent Expense. Real estate rent expense for the three months ended March 31, 2020, decreased by $2,825, or 4.3%, as compared to the three months ended March 31, 2019. The decrease in real estate rent expense was primarily the result of our purchase of 20 travel centers we previously leased from SVC in January 2019, which reduced our annual minimum rent due to SVC by $43,148.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2020, increased by $3,801, or 15.4%, as compared to the three months ended March 31, 2019. The increase primarily resulted from our write off of certain assets, which totaled $5,162, related to programs which we determined to cancel, partially offset by a decrease as a result of the three year useful life extension of the leasehold improvements at the travel centers leased from SVC as a result of the January 2019 lease amendments.
Benefit for Income Taxes. We had a benefit for income taxes of $6,741 and $5,267 for the three months ended March 31, 2020 and 2019, respectively. The increase in the benefit for income taxes is primarily due to a larger pretax loss recognized in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Liquidity and Capital Resources
Our principal liquidity requirements are to meet our operating and financing costs and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are our:
•cash balance;
•operating cash flow;
•our Credit Facility with a current maximum availability of $200,000 subject to limits based on our qualified collateral;
•sales to SVC of improvements we make to the sites we lease from SVC;
•potential issuances of new debt and equity securities; and
•potential financing or selling of unencumbered real estate that we own.
We believe that the primary risks we currently face with respect to our operating cash flow are:
•the potential negative impacts from the COVID-19 pandemic, including if the United States experiences a prolonged and significant decline in economic activity that reduces demand for our products and services;
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
•increased costs we may need to incur to operate our business in response to the COVID-19 pandemic including enhancing sanitation and other preventative measures; and

•the negative impacts on our gross margins and working capital requirements if there were a return to the higher level of prices for petroleum products we experienced in prior years or due to increases in the cost of our fuel or nonfuel products resulting from inflation generally.
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our growth strategy of selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $20,318 at March 31, 2020, and net cash provided by operating activities of $11,003 for the three months ended March 31, 2020, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities. We believe we have sufficient financial resources to fund operations for the foreseeable future.
Lease Amendments and Travel Center Purchases
In January 2019, we acquired from SVC 20 travel centers we previously leased from SVC for $309,637, which includes $1,437 of transaction related costs, and we and SVC amended our five leases, which provided for, among other things, a $43,148 reduction in our annual minimum rent payments and payment by us in 16 equal quarterly installments, which began on April 1, 2019, of deferred rent that aggregate to $70,458 to fully satisfy and discharge our previous deferred rent obligation. See Note 5 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about these lease amendments.
Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on July 19, 2024. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At March 31, 2020, based on our qualified collateral, a total of $141,779 was available to us for loans and letters of credit under the Credit Facility. At March 31, 2020, there were no borrowings outstanding under the Credit Facility, $19 of accrued interest and outstanding fees and $18,142 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $123,618 available for our use as of that date. As of May 4, 2020, there were no borrowings outstanding under the Credit Facility and $123,637 available under the Credit Facility for our use as of that date.
IHOP Secured Advance Note
Concurrent with entering into the IHOP Agreement, we entered into a Secured Advance Note with IHOP, or the IHOP Note, pursuant to which we can borrow up to $10,000 in connection with the costs to convert our full service restaurants to IHOP restaurants. As of March 31, 2020, there were no loans outstanding under the IHOP Note.
West Greenwich Loan
On February 7, 2020, we entered into a 10 year term loan for $16,600 with The Washington Trust Company, or the West Greenwich Loan. The West Greenwich Loan is secured by a mortgage encumbering one of our travel centers. The interest rate is fixed at 3.85% for five years based on the five year Federal Home Loan Bank rate plus 198 basis points, and will reset thereafter. The West Greenwich Loan requires us to make principal and interest payments monthly. We plan to use the proceeds from the West Greenwich Loan for general business purposes. We may, at our option with 60 days prior written notice, at a nominal penalty within the first three years, repay the loan in full prior to the end of the 10 year term. See Note 6 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the West Greenwich Loan.

Sources and Uses of Cash
During the three months ended March 31, 2020 and 2019, we had net cash inflows from operating activities of $11,003 and $38,198, respectively. The $27,195 decrease was primarily due to a decline in cash generated from working capital and a decrease in operating cash flow during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.
During the three months ended March 31, 2020 and 2019, we had net cash outflows from investing activities of $16,135 and $327,825, respectively. The change in net cash outflows from investing activities primarily resulted from our purchase for $309,637 of 20 travel centers we previously leased from SVC during the three months ended March 31, 2019, and the $1,500 investment in an equity investee made during the three months ended March 31, 2019. See Note 5 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our transactions with SVC.
In response to the COVID-19 pandemic and the current economic conditions, we reduced our capital expenditure plan for 2020 in order to preserve our liquidity from the previous budget of $118,905 to approximately $62,000. As revised, our current budget for 2020 capital expenditures is largely focused on maintenance and essential items.
During the three months ended March 31, 2020 and 2019, we had cash inflows and outflows from financing activities of $8,145 and $55, respectively. The $8,200 change primarily resulted from the $16,600 proceeds received under the West Greenwich Loan during the three months ended March 31, 2020, partially offset by a $7,900 payment on our Credit Facility during the three months ended March 31, 2020.

Related Party Transactions
We have relationships and historical and continuing transactions with SVC, The RMR Group LLC, or RMR, and others related to them. For example: SVC is our former parent company, our principal landlord and our largest stockholder; RMR provides management services to both us and to SVC; Adam. D. Portnoy, the Chair of our Board of Directors and one of our Managing Directors, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc., a managing director, president and chief executive officer of The RMR Group Inc. and an officer and employee of RMR; and, as of March 31, 2020, SVC and RMR owned approximately 8.2% and 3.6%, respectively, of our outstanding shares of common stock. Our other Managing Director and Chief Executive Officer, Jonathan M. Pertchik, and certain of our other officers and SVC’s managing trustees and officers are also officers and employees of RMR. We also have relationships and historical and continuing transactions with other companies to which RMR or its subsidiaries provide management services and some of which may have directors, trustees and officers who are also directors, trustees or officers of us, SVC or RMR and some of our Directors and officers serve as trustees, directors or officers of these companies.
For further information about these and other such relationships and related party transactions, see Notes 5, 7 and 8 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, please see the section captioned "Risk Factors" of our Annual Report for a description of risks that may arise as a result of these and other related party transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related parties, including our business management agreement with RMR and our various agreements with SVC are available as exhibits to our filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related parties, including businesses to which RMR or its subsidiaries provide management services.

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

For example, in August 2016 the EPA and the National Highway Traffic Safety Administration established final regulations that will phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty trucks beginning in model year 2021 (model year 2018 for certain trailers) through model year 2027, and these regulations are estimated to reduce fuel usage between 9% and 25% (depending on vehicle category) by model year 2027. Under the current Presidential Administration, the EPA and the U.S. Department of Transportation have publicly announced that they will review and reconsider various rules relating to greenhouse gas emissions and fuel efficiency standards for trucks and other motor vehicles, including portions of the rule discussed above, and have proposed, for example, changes to the rule's application to certain types of vehicles. It is difficult to predict what, if any, changes to the existing rule will ultimately occur as a result of the Presidential Administration's review or as a result of related legal challenges and, if changes occur, what impact those changes would have on our industry, us or our business. In addition, the California Air Resources Board, or CARB, routinely considers rulemaking activity the purpose of which is to make heavy duty truck fleets operating in the state more fuel efficient and less polluting. Because of the size of the California market and economy, fleet rules adopted by CARB frequently have influence throughout the United States. We may not be able to completely offset the loss of business we may suffer as a result of increasing engine efficiency and other fuel conservation and pollution reduction efforts under federal or state rules or as a result of other existing or future regulation or changes in customer demand.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2020.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2020, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "will," "may" and negatives and derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Among others, the forward-looking statements that appear in this Quarterly Report that may not occur include statements that:
•Our expectations about our and the trucking industry's ability to operate through the COVID-19 pandemic and current economic conditions;
•The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our customers, suppliers and other stakeholders;
•Our operating results for the three months ended March 31, 2020, reflect certain improvements such as increases in fuel sales volume and fuel gross margin, as compared to the three months ended March 31, 2019. This may imply that we will increase or maintain these improvements and that we will be profitable in the future. However, certain of these improvements resulted from unique items that may not occur in the future. In addition, customer demand and competitive conditions, among other factors, may significantly impact our fuel sales volume and the costs of our fuel products may increase in the future because of inflation or other reasons. If fuel sales volume declines, if we are not able to pass increases in fuel costs to our customers, our fuel sales volume or our fuel gross margin may decline. In fact, since we became a public company in 2007, we have been able to produce only occasional profits and we have accumulated significant losses. We may be unable to produce future profits and our losses may increase;
•We have experienced increased fuel sales volume in March 2020 a result of the COVID-19 pandemic. These statements may imply that we will continue to recognize increases in fuel sales volume and fuel gross margin. However, as the initial demand for business and household products that arose in response to the COVID-19 pandemic and government protective measures abates, we expect the demand for diesel fuel will decline as a result of fewer goods being transported across the United States and the resulting declines in truck driving mileage if the current economic conditions continue or worsen. In addition, due to the governmental stay in place orders, social distancing and other reductions in activity, demand for gasoline has declined and is expected to remain at depressed levels during the duration of the current economic downturn;
•We have been designated an “essential service” by many public authorities, which has allowed us to continue operating during the COVID-19 pandemic. This may imply that we will continue to be designated an essential service; however, we could lose that designation, which could result in our having to close or reduce operations at certain or all of our travel centers for an indefinite period;
•We expect to recognize annual cost savings of approximately $13.1 million and incur costs of approximately $4.2 million as a result of the Reorganization Plan. However, we may not realize or maintain the cost savings we expect and the costs we incur to implement and execute the Reorganization Plan may be greater than we expect;
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
•Our belief that, as of the date of this Quarterly Report, we had sufficient financial resources to fund operations for the foreseeable future. The COVID-19 pandemic has significantly negatively impacted the U.S. economy; if the current economic conditions continue for a sustained period or worsen, our business, results of operations and financial condition may be materially adversely impacted, which may result in our not having sufficient financial resources for the foreseeable future;

•We expect to expand our network by entering into new franchise agreements and through acquisitions. However, these franchise arrangements are subject to conditions and these franchise arrangements may not occur or may be delayed, and the terms of the arrangements may change. In addition, acquisition opportunities may not occur or may subject us to greater risks than anticipated;
•We have entered into an agreement to purchase a parcel of land. However, this agreement is subject to conditions; as a result, this acquisition may not occur, may be delayed or its terms may change;
•We have a Credit Facility with a current maximum availability of $200.0 million. The availability of this maximum amount is subject to limits based on our qualified collateral, including our eligible cash, accounts receivable, inventory, equipment and intangible assets that varies in amount from time to time. Accordingly, our borrowing and letter of credit availability at any time may be less than $200.0 million. At March 31, 2020, based on our eligible collateral at that date, our borrowing and letter of credit availability was $141.8 million, of which we had used $18.1 million for outstanding letters of credit. The maximum amount available under the Credit Facility may be increased to $300.0 million, the availability of which is subject to limits based on our available collateral and lender participation. However, if we do not have sufficient collateral or if we are unable to identify lenders willing to increase their commitments or join our Credit Facility, we may not be able to increase the size of our Credit Facility or the availability of borrowings when we may want or need to do so;
•We have reduced our capital expenditure budget for 2020 to approximately $62.0 million, largely focused on maintenance and essential items. However, unexpected capital expenditure needs may arise. Further, the capital expenditures we plan to make may cost more than expected. As a result, our 2020 capital expenditures may exceed budget. In addition, to the extent we defer capital expenditures, the scope and cost for those expenditures may be greater in the future;
•We entered into a multi unit franchise agreement with IHOP to rebrand and convert up to 94 of our full service restaurants to IHOP restaurants. However, we are only obligated to convert the initial 20 full service restaurants to IHOP with the remaining conversions at our discretion. We may fail to convert those 20 initial restaurants and may determine not to convert some or all of the remaining 74 restaurants. The timing and costs for these conversions may exceed our expectations and we may fail to complete these conversions in accordance with the schedule, or at all. In addition, we may not realize the return on investment we are anticipating and we may incur losses with respect to these conversions; and
•We may finance or sell unencumbered real estate that we own. However, we do not know the extent to which we can monetize our existing unencumbered real estate or what the terms of any such financing or sale would be.
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
•Acts of terrorism, geopolitical risks, wars, public health crises, such as the ongoing COVID-19 pandemic, or other man made or natural disasters beyond our control may adversely affect our financial results; and
•Although we believe that we benefit from our relationships with our related parties, including SVC, RMR and others affiliated with them, actual and potential conflicts of interest with related parties may present a contrary perception or result in litigation, and the benefits we believe we may realize from the relationships may not materialize.
Results that differ from those stated or implied by our forward-looking statements may also be caused by various changes in our business or market conditions as described more fully in our Annual Report, including under "Warning Concerning Forward-Looking Statements," Item 1A. "Risk Factors," and elsewhere in this Quarterly Report and in the "Risk Factors" section of our Annual Report.
You should not place undue reliance upon forward-looking statements. Except as required by law, we undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise.

Part II. Other Information

Item 1A.  Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, or this Quarterly Report, to the risk factors previously disclosed under the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for the additions below.
Our business, operations, financial results and liquidity have been materially adversely impacted by the COVID-19 pandemic, and it is not known what the duration of this pandemic will be or what its ultimate impact on us and our business will be, but we expect it will be substantial.
COVID-19 has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and has resulted, or is expected to result, in a global economic recession.
A variety of factors related to the COVID-19 pandemic have caused, and are expected to continue to cause, a decline in travel and demand for diesel fuel and gasoline, including but not limited to (i) restrictions on travel and public gatherings imposed by governmental entities and employers, (ii) a decline in the demand for products as a result of stay in place practices and reduced hours of operation for businesses, including restaurants and other retail stores, (iii) widespread work from home arrangements, (iv) closed or reduced factory operations, (v) the postponement or cancellation of industry conventions and conferences, music and arts festivals, sporting events and other large public gatherings and (vi) negative public perceptions of travel and public gatherings in light of the perceived risks associated with the COVID-19 pandemic. The reduced economic activity resulting from these factors has and will continue to negatively impact our fuel sales volume and nonfuel sales.
As the concerns regarding the COVID-19 pandemic began to intensify in the United States in March 2020, there was an initial increased demand for business and household products and supplies as businesses and households stocked up their inventories of goods. Our business has been designated an “essential service” by many public authorities, which has allowed us to continue operating. As a result, this enabled us to experience increased diesel fuel sales volume in March 2020 as compared to the prior year. However, as the initial demand for business and household products abates, we expect the demand for diesel fuel will decline as a result as fewer goods being transported across the United States and the resulting declines in truck driving mileage. In addition, due to the governmental stay in place orders and other reductions in activity, demand for gasoline has declined and is expected to remain at depressed levels during the duration of the current economic downturn. Additionally, due to social distancing and related measures, demand for our nonfuel products, such as our restaurants, has declined, and we have temporarily closed most of our restaurants and limited our product offerings at some of our restaurants and travel centers. In addition, quarantines, temporary closures of businesses, states of emergencies and other measures taken to curb the spread of COVID-19 will negatively impact the ability of our businesses to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our operating results. Further, if public authorities remove our “essential service” designation, we may be required to reduce our operations and, in which event, our business, results of operations and liquidity would be further adversely impacted as a result.
We cannot predict the extent and duration of the pandemic or the severity and duration of its economic impact. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility affecting us include, but are not limited to:
•sudden and/or severe declines in the market price of our common stock;
•our inability to comply with financial covenants that could result in our defaulting under our debt agreements;
•our failure to pay interest and principal when due under our outstanding debt, which may result in the acceleration of payment for our outstanding debt and our possible loss of our revolving credit facility;
•our inability to access debt and equity capital on attractive terms, or at all;
•increased risk of default or bankruptcy for us and our customers and suppliers;
•increased risk of our and our customers’ and suppliers’ inability to weather an extended cessation of normal economic activity and thereby impairing our or their ability to continue functioning as a going concern;

•our inability to operate our business if the health of our management personnel and other employees is affected, particularly if a significant number of individuals are impacted; and
•reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact our and our customers’ and suppliers’ continued viability and the demand for our products and services.
Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates is uncertain and subject to various factors and conditions. Our business, operations and financial positions may continue to be negatively impacted after the COVID-19 pandemic abates and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.
We have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, and we continue to assess and explore other actions, but those actions and plans may not be sufficient to avoid continued and potentially increased substantial harm to our business, operations and financial condition and some of those actions may delay our ability to quickly return to operating levels prior to the COVID-19 pandemic.
We have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, including:
•we significantly reduced our planned capital expenditures for 2020 to conserve cash and liquidity;
•we have rationalized our hours of operation and employment levels, including furloughing approximately 2,900 field employees, as well as approximately 122 corporate employees;
•we have temporarily closed most of our full service restaurants;
•we have implemented enhanced sanitizing and cleaning procedures at our travel centers in accordance with the U.S. Centers for Disease Control and Prevention guidance; and
•we have been actively engaging with government authorities, our customers, suppliers and other vendors to try to best execute our business during the pandemic.
There can be no assurance that these actions or others that we may take will be successful or that they will enable us to maintain sufficient liquidity and withstand the current economic challenges. Further, certain actions we have taken may limit our ability to quickly return to operating at levels prior to the COVID-19 pandemic. For example, if we experience delays in certain activities, such as furloughed employees deciding not to return if and when we request that they do so.
We have significantly reduced our planned capital expenditures.
We have reduced our planned capital expenditures significantly in order to preserve our liquidity in the current economic environment. We reduced our budgeted capital expenditures for 2020 from the previous budget of $118.9 million to a revised budget of approximately $62.0 million. As revised, our current budget for 2020 capital expenditures is largely focused on maintenance and essential items. To the extent we defer capital expenditures, we may be required to make increased capital expenditures in later periods as a result and some of the expenditures may be greater in scope and amount than they may have been if made sooner. In addition, our travel centers may be harmed competitively if other travel centers in the markets where our travel centers are located are newer or undergoing enhanced capital improvements.
The recent sharp decline in and volatility of global oil market prices may negatively impact our fuel supplies.
The global market prices for oil have recently experienced sharp declines and volatility. Factors that have caused these declines and volatility include sharp reductions in demand for, and oversupply of, fuel as a result of the COVID-19 pandemic and resulting global economic slowdown, as well as disagreements among major oil producing nations, such as Saudi Arabia and Russia. The current decreased demand for oil may result in oil producers reducing their production. In addition, if the price of oil becomes too low for a sustained period, major oil refineries in the United States may decrease their operations and capacities. If this were to occur, there may arise a shortage of, or longer lead time for us to obtain, fuel supplies. We typically maintain only up to a few days of fuel inventory at our travel centers. As a result, we could face fuel supply shortages. In addition, if oil production and refinery capacity are reduced, that may lead to increases in fuel prices. Increases in fuel prices may reduce our fuel margins and require us to fund increased amounts of working capital, which would adversely impact our results of operations and liquidity.

Potential long-term changes in market, consumer and workplace practices in response to the COVID-19 pandemic could be detrimental to our business.
Temporary closures of businesses and stay in place orders in response to the COVID-19 pandemic may result in long-term changed market, professional driver and consumer practices that could negatively impact us and our business. For example, consumer demands and preferences for goods may change in a way that results in less transporting of goods over long distances and, hence, reduced demand for long-haul trucking, which would reduce the demand for our diesel fuel. In addition, some changes in consumer practices, including as a result of less driving for commuting for work if workplaces adopt permanent or increased work from home practices that have been adopted in response to the COVID-19 pandemic, would result in decreased demand for gasoline for automobiles. Further, reductions in demand for diesel fuel and gasoline, and reductions of commercial activity generally, would result in less trucking and consumer driving, which, in turn, would lead to fewer customers visiting our travel centers and purchasing nonfuel goods and services at our travel centers, including truck repair services and reductions in our offsite truck repair and maintenance sales. These results would likely materially adversely impact our business, results of operations and financial position.
We may be unable to utilize our net operating loss and tax credit carryforwards.
Net operating losses and other carryforwards are subject to limitations under the U.S. Internal Revenue Code of 1986, as amended, or the Code. For instance, carryforwards of net operating losses arising in taxable years beginning after 2017 generally will be able to offset no more than 80% of taxable income for tax years beginning after 2020. Moreover, net operating losses arising in taxable years prior to 2018 and various tax credits may only be carried forward for a limited number of years. These and other limitations could delay our ability to utilize our existing net operating loss and tax credit carryforwards, and could even cause some of these tax attributes to expire before they are used.
If we experience an ownership change, our net operating loss and tax credit carryforwards, which currently are expected to be utilized to offset future taxable income, may be subject to limitations on usage or elimination. Our governing documents impose restrictions on the transfer and ownership of our shares of common stock that are intended to help us preserve the tax treatment of our net operating loss and tax credit carryforwards; however, we cannot be sure that these restrictions will be effective. See our Annual Report for a discussion of the risks related to our ownership limitations under the heading "Risks Arising from Certain of Our Relationships and Our Organization and Structure."
We may not realize the benefits we expect from our recently implemented workforce reduction plan.
On April 30, 2020, we implemented a workforce reduction, pursuant to which we eliminated approximately 130 positions and repositioned certain of our management staff. We expect to realize approximately $13.1 million of net annual savings as a result, not including the estimated separation costs of approximately $4.2 million contemplated by the plan. Although we believe these actions appropriately position our current work staff and organization, we cannot be sure they will. Our business may be harmed if it turns out that we eliminated too many positions. In addition, we may not be able to maintain our expected cost savings if we need to later adjust to add more staffing or outsourced personnel in response to changed business conditions or otherwise. In addition, we may incur costs in excess of our estimates regarding the plan, including if litigation in connection with the plan arises. As a result, we may not realize the benefits we expect from the workforce reduction plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2020.

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2020	—	$—	—	$—
February 2020	450	15.88	—	—
March 2020	6,857	12.25	—	—
Total	7,307	$12.48	—	$—
(1) During the quarter ended March 31, 2020, all common stock purchases were made to satisfy share award recipients' tax withholding and payment obligations in connection with the vesting of awards of shares of common stock, which were repurchased by us based on their fair market value on the repurchase date.

Item 5. Other Information
On April 30, 2020, we committed to and initiated a reorganization plan, or the Reorganization Plan, to improve the efficiency of our operations. As part of the Reorganization Plan, we reduced our headcount by approximately 130 and eliminated certain positions, made certain changes in our leadership and their roles and created both a corporate development and a procurement team, which we expect to result in approximately $13.1 million of net annual savings in selling, general and administrative expense. On April 30, 2020, the Reorganization Plan was communicated to those employees impacted. The costs of the Reorganization Plan are expected to be approximately $4.2 million, and are primarily comprised of severance, outplacement services, stock based compensation expense associated with the accelerated vesting of previously granted stock awards for certain employees and fees for recruitment of certain executive positions. These costs include $0.4 million for the noncash impact of the accelerated vesting of previously granted stock awards and $0.4 million for fees associated with the recruitment of certain executive positions. The $0.4 million of fees for recruitment of certain executives were recognized during the first quarter of 2020 and we expect to recognize the remaining costs during the second quarter of 2020 as selling, general and administrative expense.

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

Exhibit 10.1
Separation Agreement, dated as of February 28, 2020, by and between William E. Myers and TravelCenters of America Inc. and The RMR Group LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2020)

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

TravelCenters of America Inc.

		By:	/s/ Peter J. Crage
Date:	May 5, 2020		Name:	Peter J. Crage
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)