Form 10-Q
period 2020-06-30
TravelCenters of America Inc. /MD/
filed 2020-08-05
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020
 or
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of the registrant's shares of common stock outstanding as of August 4, 2020: 14,397,597.

As used herein, the terms "we," "us," "our" and "TA" include TravelCenters of America Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except par value amount)

	June 30, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$142,786	$17,206
Accounts receivable (net of allowance for doubtful accounts of $1,405 and $1,083 as of June 30, 2020 and December 31, 2019, respectively)	118,511	173,496
Inventory	162,710	196,611
Other current assets	26,915	32,456
Total current assets	450,922	419,769

Property and equipment, net	841,669	868,503
Operating lease assets	1,782,222	1,817,998
Goodwill	22,213	25,259
Intangible assets, net	19,321	20,707
Other noncurrent assets	84,210	78,659
Total assets	$3,200,557	$3,230,895

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$146,566	$147,440
Current operating lease liabilities	108,627	104,070
Other current liabilities	160,415	138,455
Total current liabilities	415,608	389,965

Long term debt, net	337,903	329,321
Noncurrent operating lease liabilities	1,827,113	1,880,188
Other noncurrent liabilities	61,648	58,885
Total liabilities	2,642,272	2,658,359

Stockholders' equity:
Common stock, $0.001 par value, 216,000 and 16,000 shares of common stock authorized as of June 30, 2020 and December 31, 2019, respectively, and 8,298 and 8,307 shares of common stock issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	8	8
Additional paid-in capital	700,619	698,402
Accumulated other comprehensive loss	(190)	(172)
Accumulated deficit	(143,622)	(127,185)
Total TA stockholders' equity	556,815	571,053
Noncontrolling interest	1,470	1,483
Total stockholders' equity	558,285	572,536
Total liabilities and stockholders' equity	$3,200,557	$3,230,895
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Fuel	$577,410	$1,117,671	$1,452,339	$2,100,812
Nonfuel	405,570	476,082	830,577	916,956
Rent and royalties from franchisees	3,123	3,611	6,535	6,888
Total revenues	986,103	1,597,364	2,289,451	3,024,656

Cost of goods sold (excluding depreciation):
Fuel	485,510	1,040,849	1,278,484	1,949,243
Nonfuel	162,951	187,498	324,670	355,766
Total cost of goods sold	648,461	1,228,347	1,603,154	2,305,009

Site level operating expense	197,522	234,645	434,086	467,365
Selling, general and administrative expense	37,976	39,562	75,204	76,672
Real estate rent expense	63,079	63,770	126,667	130,183
Depreciation and amortization expense	28,254	23,213	56,814	47,972

Income (loss) from operations	10,811	7,827	(6,474)	(2,545)

Interest expense, net	7,233	7,164	14,689	14,214
Other expense (income), net	335	(144)	876	430
Income (loss) before income taxes	3,243	807	(22,039)	(17,189)
(Provision) benefit for income taxes	(1,087)	402	5,654	5,669
Net income (loss)	2,156	1,209	(16,385)	(11,520)
Less: net income for noncontrolling interest	32	31	52	49
Net income (loss) attributable to common stockholders	$2,124	$1,178	$(16,437)	$(11,569)

Other comprehensive income (loss), net of taxes:
Foreign currency gain (loss), net of taxes of $47, $26, $(60) and $51, respectively	$2	$15	$(18)	$46
Interest in equity investee's unrealized gains on investments	—	71	—	137
Other comprehensive income (loss) attributable to common stockholders	2	86	(18)	183

Comprehensive income (loss) attributable to common stockholders	$2,126	$1,264	$(16,455)	$(11,386)

Net income (loss) per share of common stock attributable to common stockholders:
Basic and diluted	$0.26	$0.15	$(1.98)	$(1.43)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,385)	$(11,520)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash rent credits, net	(12,068)	(8,487)
Depreciation and amortization expense	56,814	47,972
Deferred income tax benefit	(5,357)	(5,134)
Changes in operating assets and liabilities:
Accounts receivable	54,415	(49,968)
Inventory	33,878	(2,975)
Other assets	5,698	7,468
Accounts payable and other liabilities	24,145	80,282
Other, net	4,293	1,275
Net cash provided by operating activities	145,433	58,913

Cash flows from investing activities:
Acquisitions of travel centers from SVC	—	(309,637)
Capital expenditures	(27,552)	(37,189)
Proceeds from asset sales	734	890
Other, net	(914)	(1,500)
Net cash used in investing activities	(27,732)	(347,436)

Cash flows from financing activities:
West Greenwich Loan borrowings	16,600	—
Payments on Credit Facility	(7,900)	—
Distributions to noncontrolling interest	(65)	(105)
Other	(840)	(55)
Net cash provided by (used in) financing activities	7,795	(160)

Effect of exchange rate changes on cash	84	81
Net increase (decrease) in cash and cash equivalents	125,580	(288,602)
Cash and cash equivalents at the beginning of the period	17,206	314,387
Cash and cash equivalents at the end of the period	$142,786	$25,785

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$14,294	$13,783
Income taxes refunded	464	106
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	Total TA Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
March 31, 2020	8,319	$8	$699,491	$(192)	$(145,746)	$—	$553,561	$1,471	$555,032
Grants under share award plan and stock based compensation, net	(21)	—	1,128	—	—	—	1,128	—	1,128
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(33)	(33)
Other comprehensive income, net of taxes	—	—	—	2	—	—	2	—	2
Net income	—	—	—	—	2,124	—	2,124	32	2,156
June 30, 2020	8,298	$8	$700,619	$(190)	$(143,622)	$—	$556,815	$1,470	$558,285

March 31, 2019	8,080	$8	$696,009	$452	$(173,277)	$—	$523,192	$1,484	$524,676
Grants under share award plan and stock based compensation, net	7	—	869	—	—	(2)	867	—	867
Retirement of treasury stock	—	—	—	—	—	2	2	—	2
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(76)	(76)
Other comprehensive income, net of taxes	—	—	—	86	—	—	86	—	86
Net income	—	—	—	—	1,178	—	1,178	31	1,209
June 30, 2019	8,087	$8	$696,878	$538	$(172,099)	$—	$525,325	$1,439	$526,764
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	Total TA Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2019	8,307	$8	$698,402	$(172)	$(127,185)	$—	$571,053	$1,483	$572,536
Grants under share award plan and stock based compensation, net	(9)	—	2,217	—	—	—	2,217	—	2,217
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(65)	(65)
Other comprehensive loss, net of taxes	—	—	—	(18)	—	—	(18)	—	(18)
Net (loss) income	—	—	—	—	(16,437)	—	(16,437)	52	(16,385)
June 30, 2020	8,298	$8	$700,619	$(190)	$(143,622)	$—	$556,815	$1,470	$558,285

December 31, 2018	8,080	$8	$695,307	$355	$(246,773)	$—	$448,897	$1,495	$450,392
Grants under share award plan and stock based compensation, net	7	—	1,571	—	—	(2)	1,569	—	1,569
Retirement of treasury stock	—	—	—	—	—	2	2	—	2
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(105)	(105)
Other comprehensive income, net of taxes	—	—	—	183	—	—	183	—	183
Cumulative effect of adoption of ASC 842, net of taxes	—	—	—	—	86,243	—	86,243	—	86,243
Net (loss) income	—	—	—	—	(11,569)	—	(11,569)	49	(11,520)
June 30, 2019	8,087	$8	$696,878	$538	$(172,099)	$—	$525,325	$1,439	$526,764
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

1.Business Description and Basis of Presentation
TravelCenters of America Inc. is a Maryland corporation. As of June 30, 2020, we operated or franchised 311 travel centers, standalone truck service facilities and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of June 30, 2020, our business included 268 travel centers in 44 states in the United States and the province of Ontario, Canada, primarily along the U.S. interstate highway system, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of our 268 travel centers at June 30, 2020, we owned 51, we leased 181, we operated two for a joint venture in which we owned a noncontrolling interest and 34 were owned or leased from others by our franchisees. We operated 232 of our travel centers and franchisees operated 36 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, full service restaurants, quick service restaurants and various customer amenities.
As of June 30, 2020, our business included three standalone truck service facilities operated under the "TA Truck Service" brand name. Of our three standalone truck service facilities at June 30, 2020, we leased two and owned one. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
As of June 30, 2020, our business included 40 standalone restaurants in 12 states in the United States operated primarily under the "Quaker Steak & Lube," or QSL, brand name. Of our 40 standalone restaurants at June 30, 2020, we operated 14 restaurants (four we owned, eight we leased, one we operated for one of our franchisees and one we operated for a joint venture in which we owned a noncontrolling interest) and 26 were owned or leased from others and operated by our franchisees.
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
Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 1 input), the aggregate fair value of our Senior Notes on June 30, 2020, was $321,624.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Intangible Assets and Definite Lived Assets Impairment
In March 2020, COVID-19 was declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary declared a public health emergency in the United States in response to the outbreak. As a result of the COVID-19 pandemic and its impact on our operations, we assessed our goodwill, indefinite and definite lived intangible assets and our definite lived assets for potential indicators of impairment as of June 30, 2020. For more information about our assessment of goodwill, please refer to Note 5 of this Quarterly Report on Form 10-Q, or this Quarterly Report.
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
Definite lived assets were assessed using the same quantitative analysis approach that we historically followed for our definite lived asset impairment assessments.
Based on our analyses, we concluded that as of June 30, 2020, the fair value of our indefinite and definite lived intangible assets more likely than not exceeded the carrying value, and the carrying value of our definite lived assets are recoverable and the fair value exceeds the carrying value. However, we are unable to predict the duration and severity of the COVID-19 pandemic and as a result, we are unable to determine what the ultimate impact will be on our financial results and financial position. We will continue to closely monitor the impact of the COVID-19 pandemic on the fair value of our intangible assets and definite lived assets.
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
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as a response to the economic uncertainty resulting from the COVID-19 pandemic, which, among other things, included several temporary changes to corporate income tax provisions. The CARES Act did not have an impact on our (provision) benefit for income taxes for the three and six months ended June 30, 2020. We will continue to assess the effect, if any, the CARES Act will have on our income taxes.

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
Disaggregation of Revenues
We disaggregate our revenues based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive income (loss). Nonfuel revenues disaggregated by type of good or service for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Nonfuel revenues:
Truck service	$160,987	$173,431	$314,954	$334,626
Store and retail services	158,240	170,056	310,058	327,797
Restaurant	61,492	108,756	155,704	208,010
Diesel exhaust fluid	24,851	23,839	49,861	46,523
Total nonfuel revenues	$405,570	$476,082	$830,577	$916,956
Contract Liabilities
Our contract liabilities, which are presented in our consolidated balance sheets in other current and other noncurrent liabilities, primarily include deferred revenues related to our customer loyalty programs, gift cards, rebates payable to customers and other deferred revenues. The following table shows the changes in our contract liabilities between periods.

	Customer Loyalty Programs	Other	Total
December 31, 2018	$15,490	$3,470	$18,960
Increases due to unsatisfied performance obligations arising during the period	103,228	12,982	116,210
Revenues recognized from satisfied performance obligations during the period	(90,462)	(10,519)	(100,981)
Other	(10,263)	(1,111)	(11,374)
December 31, 2019	17,993	4,822	22,815
Increases due to unsatisfied performance obligations arising during the period	52,840	7,156	59,996
Revenues recognized from satisfied performance obligations during the period	(45,059)	(6,040)	(51,099)
Other	(5,518)	(317)	(5,835)
June 30, 2020	$20,256	$5,621	$25,877
As of June 30, 2020, we expect the unsatisfied performance obligations relating to our customer loyalty programs will be satisfied within 12 months.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
3. Acquisitions
As of June 30, 2020, we had entered into an agreement to acquire one parcel of land for $1,358, which we expect to account for as an asset acquisition. We expect to complete this acquisition by the end of 2020, but this purchase is subject to conditions and may not occur, may be delayed or the terms may change.

4.  Stockholders' Equity
On June 22, 2020, we amended our Articles of Incorporation to increase our authorized shares of common stock from 16,000 to 216,000.
Underwritten Public Equity Offering
On July 6, 2020, we received net proceeds of $80,056, after $220 of offering costs and $5,124 of underwriting discounts and commissions, from the sale and issuance of 6,100 shares of common stock in an underwritten public equity offering. We intend to use the net proceeds from this offering to fund deferred maintenance and other capital expenditures necessary to enhance property conditions and implement growth initiatives, for working capital and for general corporate purposes.
Net Income (Loss) Per Share of Common Stock Attributable to Common Stockholders
The following table presents a reconciliation of net income (loss) attributable to common stockholders to net income (loss) available to common stockholders and the related earnings per share of common stock for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$2,124	$1,178	$(16,437)	$(11,569)
Less: net income (loss) attributable to participating securities	97	46	(778)	(450)
Net income (loss) available to common stockholders	$2,027	$1,132	$(15,659)	$(11,119)

Weighted average shares of common stock(1)	7,944	7,770	7,924	7,767

Basic and diluted net income (loss) per share of common stock attributable to common stockholders	$0.26	$0.15	$(1.98)	$(1.43)
(1) Excludes unvested shares of common stock awarded under our share award plans, which shares of common stock are considered participating securities because they participate equally in earnings and losses with all of our other shares of common stock. The weighted average number of unvested shares of common stock outstanding for the three months ended June 30, 2020 and 2019, was 380 and 313, respectively. The weighted average number of unvested shares of common stock outstanding for the six months ended June 30, 2020 and 2019, was 394 and 314, respectively.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
5.  Goodwill
As of June 30, 2020 and December 31, 2019, our goodwill balance consisted of the following:

	June 30, 2020	December 31, 2019
Travel centers business	$22,213	$22,213
QSL business	—	3,046
Total	$22,213	$25,259
Goodwill Impairment
During the three months ended June 30, 2020, we evaluated our travel centers and QSL reporting units for impairment using a qualitative analysis, which included evaluating financial trends and industry and market conditions and assessing the reasonableness of the assumptions used in the most recent quantitative analysis. The impact of the COVID-19 pandemic on our operations was included in our analysis. However, we are unable to predict the duration and severity of the COVID-19 pandemic and as a result, we are unable to determine what the ultimate impact will be on their financial results and financial position. We will continue to closely monitor the impact of the COVID-19 pandemic on the fair value of our goodwill.
Based on our analyses, we concluded that as of June 30, 2020, the fair value of our travel centers reporting unit more likely than not exceeded the carrying value.
Based on our analyses, we determined that the decline in site level gross margin in excess of site level operating expense for our QSL business for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, in conjunction with the impact of the COVID-19 pandemic, were indicators of impairment. Accordingly, we performed an impairment assessment of the goodwill in the QSL reporting unit as of May 31, 2020, using the same quantitative analysis approach that we historically followed for our goodwill impairment assessments. Based on the assessment performed, we recorded a goodwill impairment charge of $3,046, which was recognized in depreciation and amortization expense in our consolidated statements of operations and comprehensive income (loss). This analysis requires the exercise of significant judgments and estimates, including judgments regarding appropriate discount rates, perpetual growth rates and the timing of expected future cash flows, as well as revenue growth rates and operating cash flow margins, of the reporting unit. The fair value estimates are sensitive and applying different assumptions could lead to different results, possibly materially different.

6.  Leasing Transactions
As a Lessee
We have lease agreements covering many of our properties, as well as various equipment, with the most significant leases being our five leases with Service Properties Trust, or SVC, which are further described below. Certain of our leases include renewal options, and certain leases include escalation clauses and purchase options. Renewal periods are included in calculating our operating lease assets and liabilities when they are reasonably certain. Leases with an initial term of 12 months or less are not recognized in our consolidated balance sheets. As of June 30, 2020, all of our leases were classified as operating leases.
Certain of our operating leases provide for variable lease costs, which primarily include percentage rent and our obligation for the estimated cost of removing underground storage tanks under the SVC Leases (as defined below).

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Our lease costs are included in various balances in our consolidated statements of operations and comprehensive income (loss), as shown in the following table. For the three and six months ended June 30, 2020 and 2019, our lease costs consisted of the following:

	Classification in our Consolidated Statements of Operations and Comprehensive Income (Loss)	Three Months Ended June 30,
		2020	2019
Operating lease costs: SVC Leases	Real estate rent expense	$59,498	$59,424
Operating lease costs: other	Real estate rent expense	2,844	2,752
Variable lease costs: SVC Leases	Real estate rent expense	605	1,465
Variable lease costs: other	Real estate rent expense	132	129
Total real estate rent expense		63,079	63,770
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	950	647
Short-term lease costs	Site level operating expense and selling, general and administrative expense	411	732
Sublease income	Nonfuel revenues	(527)	(591)
Net lease costs		$63,913	$64,558

	Classification in our Consolidated Statements of Operations and Comprehensive Income (Loss)	Six Months Ended June 30,
		2020	2019
Operating lease costs: SVC Leases	Real estate rent expense	$118,999	$121,544
Operating lease costs: other	Real estate rent expense	5,677	5,476
Variable lease costs: SVC Leases	Real estate rent expense	1,701	2,886
Variable lease costs: other	Real estate rent expense	290	277
Total real estate rent expense		126,667	130,183
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	1,916	1,217
Short-term lease costs	Site level operating expense and selling, general and administrative expense	950	1,545
Sublease income	Nonfuel revenues	(1,023)	(1,155)
Net lease costs		$128,510	$131,790

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Maturities of our operating lease liabilities that had remaining noncancelable lease terms in excess of one year as of June 30, 2020, were as follows:

	SVC Leases(1)	Other	Total
Years ended December 31:
2020	$135,725	$3,498	$139,223
2021	270,799	6,344	277,143
2022	268,936	5,086	274,022
2023	255,344	3,168	258,512
2024	251,150	1,873	253,023
Thereafter	2,034,504	7,724	2,042,228
Total operating lease payments	3,216,458	27,693	3,244,151
Less: present value discount(2)	(1,303,375)	(5,036)	(1,308,411)
Present value of operating lease liabilities	$1,913,083	$22,657	$1,935,740
(1) Includes rent for properties we sublease from SVC and pay directly to SVC's landlords.
(2) The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the SVC Leases and our incremental borrowing rate for all other leases.
The weighted average remaining lease term as of June 30, 2020, was approximately 13 years. Our weighted average discount rate as of June 30, 2020, was approximately 9.1%.
During the six months ended June 30, 2020 and 2019, we paid $138,735 and $138,670, respectively, for amounts that had been included in the measurement of our operating lease liabilities.
As of June 30, 2020 and December 31, 2019, our operating lease assets and liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Operating lease assets:
SVC Leases	$1,761,507	$1,796,406
Other	20,715	21,592
Total operating lease assets	$1,782,222	$1,817,998

Current operating lease liabilities:
SVC Leases	$102,877	$98,574
Other	5,750	5,496
Total current operating lease liabilities	$108,627	$104,070

Noncurrent operating lease liabilities:
SVC Leases	$1,810,206	$1,862,060
Other	16,907	18,128
Total noncurrent operating lease liabilities	$1,827,113	$1,880,188

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Leasing Agreements with SVC. As of June 30, 2020, we leased from SVC a total of 179 properties under five leases, four of which we refer to as the TA Leases and one of which we refer to as the Petro Lease, and which we refer to collectively as the SVC Leases. In January 2019, we entered into agreements, or the Transaction Agreements, with SVC pursuant to which:
•We purchased 20 travel center properties from SVC, which we previously leased from SVC, for a total acquisition cost of $309,637, including $1,437 of transaction related costs.
•Upon completing the Transaction Agreements, these travel centers were removed from the SVC Leases and our annual minimum rent due to SVC was reduced by $43,148.
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
In addition to the payment of annual minimum rent, the SVC Leases provide for payment to SVC of percentage rent, calculated at 3.5% (which includes the 0.5% that was added pursuant to the Transaction Agreements) of the increase in total nonfuel revenues at each property over base year levels. The percentage rent amounts due were $124 and $958 for the three months ended June 30, 2020 and 2019, respectively, and $849 and $2,027 for the six months ended June 30, 2020 and 2019, respectively.
We recognized total real estate rent expense under the SVC Leases of $60,103 and $60,889 for the three months ended June 30, 2020 and 2019, respectively, and $120,700 and $124,430 for the six months ended June 30, 2020 and 2019, respectively.
Pursuant to the SVC Leases, we may request that SVC purchase qualifying capital improvements we make at the leased travel centers in return for increased annual minimum rent. We did not sell to SVC any improvements we made to properties leased from SVC for the six months ended June 30, 2020 and 2019. At June 30, 2020, our property and equipment balance included $46,511 of improvements of the type that qualify for sale to SVC for an increase in annual minimum rent; however, we may elect not to sell some of those improvements and SVC is not obligated to purchase these improvements.
We paid $4,404 of deferred rent to SVC for the three months ended June 30, 2020 and 2019, and $8,807 and $4,404 for the six months ended June 30, 2020 and 2019, respectively. The total amount of deferred rent outstanding as of June 30, 2020, was $48,440. Pursuant to our rent deferral agreement with SVC, deferred rent shall be accelerated and interest shall begin to accrue thereon at 1.0% per month on the deferred rent amounts if certain events occur, including: our default under the SVC Leases; a change of control of us, as defined in the deferral agreement; or our declaration or payment of a dividend or other distribution in respect of our common stock.
As permitted by the SVC Leases, we sublease a portion of certain travel centers to third parties to operate other retail operations. These subleases are classified as operating leases. We recognized sublease rental income of $527 and $591 for the three months ended June 30, 2020 and 2019, respectively, and $1,023 and $1,155 for the six months ended June 30, 2020 and 2019, respectively.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
As a Lessor
We leased two travel centers to franchisees as of June 30, 2020 and 2019. These two lease agreements expire in June 2022. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. Rent revenues from these operating leases totaled $572 and $599 for the three months ended June 30, 2020 and 2019, respectively, and $1,144 and $1,150 for the six months ended June 30, 2020 and 2019, respectively. Future minimum lease payments due to us for the two leased sites under these operating leases as of June 30, 2020, were $1,168 for the remainder of 2020, $2,336 for the year 2021 and $1,168 for the year 2022. See above for information regarding certain travel centers that we lease from SVC in which we sublease a portion of the travel centers to third parties to operate other retail operations.

7. Long Term Debt
As of June 30, 2020, our long term debt, net, consisted of our Senior Notes, the West Greenwich Loan, as defined below, and other long term debt. In addition, we have a revolving credit facility that as of June 30, 2020, had no borrowings outstanding. For more information about our long term debt, please refer to Note 8 to the Consolidated Financial Statements in our Annual Report.
West Greenwich Loan
On February 7, 2020, we entered into a 10 year term loan for $16,600 with The Washington Trust Company, or the West Greenwich Loan. The West Greenwich Loan is secured by a mortgage encumbering one of our travel centers located in West Greenwich, Rhode Island. The interest rate is fixed at 3.85% for five years based on the five year Federal Home Loan Bank rate plus 198 basis points, and will reset thereafter. The West Greenwich Loan requires us to make principal and interest payments monthly. We may, at our option with 60 days prior written notice, repay the loan in full prior to the end of the 10 year term plus, if repaid prior to February 7, 2023, a nominal penalty. As a result of entering into the West Greenwich Loan, we capitalized $353 of deferred financing costs during the six months ended June 30, 2020, which was presented as a reduction of long term debt, net in our consolidated balance sheets.

8. Business Management Agreement with RMR
The RMR Group LLC, or RMR, provides us certain services that we require to operate our business, and which relate to various aspects of our business. RMR provides these services pursuant to a business management agreement. Pursuant to the business management agreement, we incurred aggregate fees and certain cost reimbursements payable to RMR of $3,040 and $3,317 for the three months ended June 30, 2020 and 2019, respectively, and $6,144 and $6,411 for the six months ended June 30, 2020 and 2019, respectively, which included reimbursements for our share of RMR's costs for providing internal audit services. These amounts are included in selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss). For more information about our relationship with RMR, please refer to Note 9 of this Quarterly Report and Notes 13 and 14 to the Consolidated Financial Statements in our Annual Report.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
9. Related Party Transactions
We have relationships and historical and continuing transactions with SVC, RMR and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have directors, trustees or officers who are also our Directors or officers. RMR is a majority owned subsidiary of The RMR Group Inc. The Chair of our Board of Directors and one of our Managing Directors, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of The RMR Group Inc. and is a managing director and the president and chief executive officer of The RMR Group Inc. and an officer and employee of RMR. Jonathan M. Pertchik, our other Managing Director and Chief Executive Officer, also serves as an officer and employee of RMR. Certain of our other officers and SVC's officers also serve as officers and employees of RMR. Some of our Independent Directors also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these public companies. Other officers of RMR, including certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies. As of June 30, 2020, RMR owned 299 shares of our common stock, representing approximately 3.6% of our outstanding shares of common stock. In July 2020, RMR purchased 219 shares of our common stock in an underwritten public equity offering. RMR purchased these shares at the public offering price of $14 per share. As a result of this purchase, RMR maintained its approximately 3.6% ownership of our outstanding shares of common stock.
Relationship with SVC
We are SVC's largest tenant and SVC is our principal landlord and one of our largest stockholders. As of June 30, 2020, SVC owned 684 shares of our common stock, representing approximately 8.2% of our outstanding shares of common stock. In July 2020, SVC purchased 501 shares of our common stock in an underwritten public equity offering. SVC purchased these shares at the public offering price of $14 per share. As a result of this purchase, SVC maintained its approximately 8.2% ownership of our outstanding shares of common stock.
As of June 30, 2020, we leased from SVC a total of 179 travel center properties under the SVC Leases. We have also engaged in other transactions with SVC, including in connection with the Transaction Agreements. Please refer to Note 6 for more information about our relationship, agreements and transactions with SVC.
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
As of June 30, 2020 and December 31, 2019, our investment in AIC had a carrying value of $12 and $298, respectively. These amounts are included in other noncurrent assets in our consolidated balance sheets. In June 2020, we received approximately $286 in connection with AIC's dissolution. We recognized income of $130 and $534 related to our investment in AIC for the three and six months ended June 30, 2019, respectively, which was included in other expense (income), net in our consolidated statement of operations and comprehensive income (loss). Our other comprehensive income (loss) attributable to common stockholders for the three and six months ended June 30, 2019, included our proportionate share of unrealized gains on fixed income securities held for sale, which were owned by AIC, related to our investment in AIC.
For more information about these and other such relationships and certain other related party transactions, please refer to Notes 9, 13 and 14 to the Consolidated Financial Statements in our Annual Report.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Retirement and Separation Arrangements
In December 2019, we and RMR entered into a retirement agreement with our former Managing Director and Chief Executive Officer, Andrew J. Rebholz. Pursuant to his retirement agreement, Mr. Rebholz continued to serve, through June 30, 2020, as a non-executive employee in order to assist in transitioning his duties and responsibilities to his successor. Under Mr. Rebholz’s retirement agreement, consistent with past practice, we paid Mr. Rebholz his current annual base salary of $300 until June 30, 2020, and we paid Mr. Rebholz a cash bonus in respect of 2019 in the amount of $1,000 in December 2019. Pursuant to the retirement agreement, after his retirement on June 30, 2020, we made an additional cash payment to Mr. Rebholz in the amount of $1,000 and fully accelerated the vesting of any unvested shares of our common stock previously awarded to Mr. Rebholz.
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
At June 30, 2020, we had an accrued liability of $2,676 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $714, resulting in an estimated net amount of $1,962 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
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

11. Inventory
Inventory as of June 30, 2020 and December 31, 2019, consisted of the following:

	June 30, 2020	December 31, 2019
Nonfuel products	$141,021	$161,560
Fuel products	21,689	35,051
Total inventory	$162,710	$196,611

12. Reorganization Costs
On April 30, 2020, we committed to and initiated a reorganization plan, or the Reorganization Plan, to improve the efficiency of our operations. As part of the Reorganization Plan, we reduced our headcount and eliminated certain positions. On April 30, 2020, the Reorganization Plan was communicated to those employees impacted. The costs of the Reorganization Plan were $4,288, which are comprised primarily of severance, outplacement services, stock based compensation expense associated with the accelerated vesting of previously granted stock awards for certain employees and fees for recruitment of certain executive positions. During the three and six months ended June 30, 2020, we recognized $3,884 and $4,288, respectively, of costs associated with the Reorganization Plan as selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss). As of June 30, 2020, we had a liability recognized relating to the Reorganization Plan of $223, which was included in other current liabilities in our consolidated balance sheets.

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

Company Overview
As of June 30, 2020, we operated or franchised 268 travel centers, three standalone truck service facilities and 40 standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
COVID-19
In March 2020, COVID-19 was declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary declared a public health emergency in the United States in response to the outbreak. The COVID-19 pandemic and various governmental and market responses in an attempt to contain and mitigate the spread of the virus and its detrimental public health impact have had, and continue to have, a severe negative impact on the global economy, including the U.S. economy. As a result, most market observers believe the global economy is in the midst of a recession. Our business is focused on travel centers and related trucking and driver services, products and amenities. Our business benefited from being recognized as a business that provides services to essential businesses by various governmental authorities, which allowed us to continue operating our travel centers. Further, we also benefited from increased initial demand by businesses and households to stock up on certain products in response to the COVID-19 pandemic, which resulted in increased trucking activity to transport those goods across the United States. We experienced increased diesel fuel sales volume during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to an initial increase in demand for certain products as businesses and households stocked up on those products as the implications of the COVID-19 pandemic began to be more widely understood. The initial increase in demand began to decline during April 2020, resulting in a decrease in diesel fuel sales volume during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. In addition, during the three and six months ended June 30, 2020, we experienced an increase in fuel gross margin as compared to the three and six months ended June 30, 2019, as both diesel fuel and gasoline costs declined as a result of a more favorable fuel purchasing environment due to a reduction in demand and disagreements among certain major oil producing countries and cartels that resulted in delays in reducing, or failures to adequately reduce, oil supplies in response to the sharp drop in demand, as well as the benefit recognized in connection with the federal biodiesel blenders' tax credit. Due to governmental stay in place orders, social distancing and other reductions in activity, demand for gasoline volume during the second half of March 2020 through June 30, 2020, declined sharply, resulting in reduced gasoline sales volume sold by us during the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, and demand for certain of our nonfuel products and services have declined. As a result, in March 2020 we temporarily closed most of our full service restaurants and limited our product offerings at some of our restaurants and travel centers. As a result, we experienced a decrease in nonfuel revenues for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019. As governments began to lift stay in place orders, we recognized increases in our truck service and store and retail services revenues in June 2020 as compared to June 2019. Although we began reopening some of our restaurants beginning in May 2020 as certain states began allowing restaurants to reopen, the recent increase in COVID-19 infections in several states has resulted in closing or re-closing certain of our restaurants.
States and municipalities across the United States have been re-opening their economies and easing certain restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time. Recently, economic data has indicated that the U.S. economy has improved since the lowest periods experienced in March and April 2020. However, certain areas of the United States have experienced increased numbers of COVID-19 infections following the re-openings of their economies and easing of restrictions and, in some cases, certain states have required closings of certain business activity and imposed other restrictions in response. It is unclear whether the increases in the number of infections will continue and amplify or whether any so-called “second waves” of COVID-19 infections will be experienced in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy and our business.

We believe that our travel centers and the truck drivers that we serve are critical to sustaining a resilient supply chain to support essential services and daily consumption across the United States. However, as the economic downturn continues, demand for the transporting of products across the United States by trucks may decline, possibly significantly. If that occurs, our business, results of operations and financial position may become increasingly significantly negatively impacted. Further, these economic conditions may result in trucking companies being unable to continue as going concerns.
We have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, including:
•we significantly reduced our planned capital expenditures for 2020 to conserve cash and liquidity;
•we have rationalized our hours of operation and employment levels, including furloughing approximately 4,300 field employees, as well as approximately 120 corporate employees. Some of these employees returned to work during May and June 2020 as we began to reopen some of our full service restaurants;
•we temporarily closed most of our full service restaurants;
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
•actively communicating with our customers, vendors and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts; and
•monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us, our franchisees or our tenants to enable us and them to operate through the current economic conditions and enhance our franchisees' ability to pay us royalties and our tenants’ ability to pay us rent.
We believe that our current financial resources and our expectations as to the future performance of the trucking industry and our operations will enable us to withstand the COVID-19 pandemic and its aftermath. As of August 4, 2020, we had:
•approximately $210,200 of cash and cash equivalents, $80,056 of which was raised through an underwritten public equity offering of our common stock that we completed in July 2020;
•$84,304 of availability under our revolving credit facility, or our Credit Facility;
•no debt maturities until 2024 when our Credit Facility is scheduled to expire;
•our ability to request that Service Properties Trust, or SVC, purchase from us qualified capital improvements we make to the travel centers we lease from SVC in return for increased rent, although SVC is not obligated to agree to make those purchases; and
•unencumbered properties, which had a net book value of $509,126 as of June 30, 2020, that may be a source for financing.
We have taken various measures to protect the health and safety of our customers, employees and other persons who visit our travel centers and restaurants. These measures include, among others:
•we have supplied masks and gloves to all of our employees;
•we are mandating masks at all of our sites and at our headquarters;
•we have temporarily closed all self service food service stations in the convenience stores in most of our travel centers;
•we have increased the frequency of our routine cleaning and sanitizing schedule, as well as implemented enhanced sanitizing and cleaning procedures at our travel centers and at the fuel pumps and pin pads;

•we are following state and local health department regulations in all of our sites;
•we are encouraging customers and employees to follow CDC recommendations of practicing social distancing;
•we have advised our employees to take care of themselves and to be aware of best practices for preventive safety measures, including frequent hand washing, wearing masks, practicing social distancing when possible and staying home when feeling ill; and
•we have temporarily closed all gyms and lounge areas within our travel centers.
There are extensive uncertainties surrounding the COVID-19 pandemic and its aftermath. These uncertainties include, among others:
•the duration and severity of the current economic downturn;
•the strength and sustainability of any economic recovery;
•the timing and process for how the government and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States; and
•whether, following a recommencing of a more normal level of economic activities, the United States or other countries experience “second waves” of COVID-19 infection outbreaks and, if so, the responses of governments, businesses and the general public to those events.
We have also implemented enhanced cleaning protocols and social distancing guidelines at our corporate headquarters, as well as business continuity plans to help our employees remain healthy and able to support us remotely, including providing appropriate information technology such as notebook computers, smart phones, computer applications, information technology security applications and technology support.
As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our and our customers’, vendors’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic and its aftermath on us and our business, please refer to Part II, Item 1A. "Risk Factors" in this Quarterly Report.

Executive Summary of Financial Results
During the three months ended June 30, 2020 and 2019, we generated income before income taxes of $3,243 and $807, respectively. The $2,436 increase in income before income taxes was primarily due to the following factors:
•site level gross margin in excess of site level operating expense increased $5,748, which primarily resulted from an increase in fuel gross margin due to a more favorable fuel purchasing environment and the $7,715 benefit recognized in connection with the federal biodiesel blenders' tax credit in the three months ended June 30, 2020, and a decrease in site level operating expense, partially offset by a decrease in nonfuel gross margin as a result of the impact of the COVID-19 pandemic;
•selling, general and administrative expense decreased by $1,586, which primarily resulted from the elimination of approximately 130 positions as part of the Reorganization Plan, as defined below, and approximately 120 corporate employees furloughed in response to the COVID-19 pandemic, as well as a reduction in travel related and marketing expenses. These decreases were partially offset by $3,884 of non-recurring restructuring costs associated with the Reorganization Plan; and
•real estate rent expense decreased $691, which primarily resulted from a decrease in percentage rent due to SVC as a result of the decrease in our nonfuel revenues during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.
The above factors were partially offset by an increase in depreciation and amortization expense of $5,041, primarily as a result of a $3,046 goodwill impairment charge recognized during the three months ended June 30, 2020, with respect to our Quaker Steak & Lube, or QSL, business, the $834 write off of intangible assets associated with three franchised standalone restaurants that closed during the three months ended June 30, 2020, and the $539 write off of certain assets related to programs that were canceled.

During the six months ended June 30, 2020 and 2019, we generated a loss before income taxes of $22,039 and $17,189, respectively. The $4,850 change in our loss before income taxes was primarily due to the following factors:
•depreciation and amortization expense increased $8,842, which primarily resulted from the $5,701 write off of certain assets related to programs that were canceled, the $3,046 goodwill impairment charge recognized during the six months ended June 30, 2020, with respect to our QSL business and the $834 write off of intangible assets associated with three franchised standalone restaurants that closed during the six months ended June 30, 2020; and
•site level gross margin in excess of site level operating expense declined $71, which primarily resulted from a decrease in nonfuel gross margin as a result of the impact of the COVID-19 pandemic, partially offset by a decrease in site level operating expense and an increase in fuel gross margin primarily as a result of a more favorable fuel purchasing environment and the $11,230 benefit recognized in connection with the federal biodiesel blenders' tax credit during the six months ended June 30, 2020.
The above factors were partially offset by the following:
•real estate rent expense decreased $3,516, which was primarily the result of our acquisition in January 2019 of 20 travel centers from SVC that we previously leased from SVC which reduced our annual minimum rent and a decrease in percentage rent due to SVC as a result of the decrease in our nonfuel revenues during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019; and
•selling, general and administrative expense decreased $1,468, which primarily resulted from the elimination of approximately 130 positions as part of the Reorganization Plan and approximately 120 corporate employees furloughed in response to the COVID-19 pandemic, as well as a reduction in travel related expenses and marketing expenses, partially offset by $4,288 of non-recurring restructuring costs associated with the Reorganization Plan.
Effects of Fuel Prices and Supply and Demand Factors
Our revenues and income are subject to fluctuations, sometimes material, as a result of market prices and the availability of, and demand for, diesel fuel and gasoline. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in demand that are often the result of changes in the macroeconomic environment. Also, concerted efforts by major oil producing countries and cartels to influence oil supply may impact prices as well as other actions by governments regarding trade policies may impact fuel prices.
Over the past several years there have been significant changes in the cost of fuel. During the three months ended June 30, 2020, fuel prices trended upward, increasing 22.3% as compared to the beginning of the period. During the six months ended June 30, 2020, fuel prices trended downward, declining 43.8% as compared to the beginning of the period. The decrease in fuel prices for the six months ended June 30, 2020, primarily resulted from a 52.7% decrease in March and April 2020 as a result of the sharp decrease in demand resulting from the COVID-19 pandemic and the related economic downturn. The average fuel price during the three and six months ended June 30, 2020, was 52.7% and 36.8%, respectively, lower than the average fuel price during the three and six months ended June 30, 2019. We generally are able to pass changes in our cost for fuel products to our customers, but typically with a delay, such that during periods of rising fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been and during periods of falling fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been. Increases in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements.
Due to the volatility of our fuel costs and our methods of pricing fuel to our customers, we believe that fuel revenues are not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenues may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volume or in fuel gross margin, as evidenced by the three months ended June 30, 2020. We therefore consider fuel sales volume and fuel gross margin to be better measures of our performance.
We believe that demand for fuel by trucking companies and motorists for a constant level of miles driven will continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels and technologies. We believe these factors, combined with competitive pressures, impact the level of fuel sales volume we realize. During the three and six months ended June 30, 2020, fuel sales volumes declined as compared to the three and six months ended June 30, 2019. These decreases primarily resulted from a decrease in trucking activity and consumer travel as a result of the COVID-19 pandemic, primarily during April and May 2020.

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
Since the beginning of 2019, we have entered into franchise agreements for 21 travel centers to be operated under our travel center brand names; four of these franchised travel centers began operations during 2019, two began operations during the 2020 first quarter, five began operations in the 2020 second quarter, two began operations in the 2020 third quarter to date and we anticipate the remaining eight franchised travel centers will be added to our network by the end of 2021. In addition, we have entered into an agreement with one of these franchisees pursuant to which we expect to add two additional franchised travel centers to our network, one within five years and the other within 10 years.
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
Federal Biodiesel Blenders' Tax Credit
In December 2019, the U.S. government retroactively reinstated the federal biodiesel blenders' tax credit for 2018 and 2019, and approved the federal biodiesel blenders' tax credit through 2022. During the three and six months ended June 30, 2020, we recognized $7,715 and $11,230, respectively, as a reduction to our fuel cost of goods sold relating to the federal biodiesel blenders' tax credit. For the remainder of 2020 through 2022, the benefit of the federal biodiesel blenders' tax credit will be included in the price we pay for biodiesel.

Reorganization Plan
On April 30, 2020, we committed to and initiated a reorganization plan, or the Reorganization Plan, to improve the efficiency of its operations. As part of the Reorganization Plan, we reduced our headcount and eliminated certain positions, which we expect to result in approximately $13,100 of net annual savings in selling, general and administrative expense. In addition, we have also made certain changes in our leadership and their roles and created both a corporate development and a procurement team. On April 30, 2020, the Reorganization Plan was communicated to those employees impacted. The costs of the Reorganization Plan were $4,288, which are comprised primarily of severance, outplacement services, stock based compensation expense associated with the accelerated vesting of previously granted stock awards for certain employees and fees for recruitment of certain executive positions. During the three and six months ended June 30, 2020, we recognized $3,884 and $4,288, respectively, of costs associated with the Reorganization Plan as selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss). See Note 12 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our Reorganization Plan.

Seasonality
Our sales volumes are generally lower in the first and fourth quarters than the second and third quarters of each year. In the first quarter, the movement of freight by professional truck drivers as well as motorist travel are usually at their lowest levels of the calendar year. In the fourth quarter, freight movement is typically lower due to the holiday season. While our revenues are modestly seasonal, quarterly variations in our operating results may reflect greater seasonal differences as our rent expense and certain other costs do not vary seasonally. The COVID-19 pandemic and current economic conditions have, and may in the future, significantly alter the seasonal aspects of our business, including that we did not, and may not, realize in 2020 the increased business we typically experience in the second and third quarters.

Results of Operations
All of our company operated locations are same site locations with the exception of one standalone restaurant. As a result, same site operating results are not presented as part of this discussion and analysis as they would not provide materially different information from our consolidated results.
Consolidated Financial Results
The following table presents changes in our operating results for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Revenues:
Fuel	$577,410	$1,117,671	(48.3)%	$1,452,339	$2,100,812	(30.9)%
Nonfuel	405,570	476,082	(14.8)%	830,577	916,956	(9.4)%
Rent and royalties from franchisees	3,123	3,611	(13.5)%	6,535	6,888	(5.1)%
Total revenues	986,103	1,597,364	(38.3)%	2,289,451	3,024,656	(24.3)%

Gross margin:
Fuel	91,900	76,822	19.6%	173,855	151,569	14.7%
Nonfuel	242,619	288,584	(15.9)%	505,907	561,190	(9.9)%
Rent and royalties from franchisees	3,123	3,611	(13.5)%	6,535	6,888	(5.1)%
Total gross margin	337,642	369,017	(8.5)%	686,297	719,647	(4.6)%

Site level operating expense	197,522	234,645	(15.8)%	434,086	467,365	(7.1)%
Selling, general and administrative expense	37,976	39,562	(4.0)%	75,204	76,672	(1.9)%
Real estate rent expense	63,079	63,770	(1.1)%	126,667	130,183	(2.7)%
Depreciation and amortization expense	28,254	23,213	21.7%	56,814	47,972	18.4%

Income (loss) from operations	10,811	7,827	38.1%	(6,474)	(2,545)	(154.4)%

Interest expense, net	7,233	7,164	1.0%	14,689	14,214	3.3%
Other expense (income), net	335	(144)	332.6%	876	430	103.7%
Income (loss) before income taxes	3,243	807	301.9%	(22,039)	(17,189)	(28.2)%
(Provision) benefit for income taxes	(1,087)	402	(370.4)%	5,654	5,669	(0.3)%
Net income (loss)	2,156	1,209	78.3%	(16,385)	(11,520)	(42.2)%
Less: net income for noncontrolling interest	32	31	3.2%	52	49	6.1%
Net income (loss) attributable to common stockholders	$2,124	$1,178	80.3%	$(16,437)	$(11,569)	(42.1)%

Three Months Ended June 30, 2020, as Compared to Three Months Ended June 30, 2019
Fuel Revenues. Fuel revenues for the three months ended June 30, 2020, decreased by $540,261, or 48.3%, as compared to the three months ended June 30, 2019. The decrease in fuel revenues was primarily due to a decrease in market prices for fuel and a decrease in fuel sales volume. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods. See "Effects of Fuel Prices and Supply and Demand Factors" for more information regarding the impact market prices for fuel has on our financial results.

	Gallons Sold	Fuel Revenues
Results for the three months ended June 30, 2019	502,346	$1,117,671
Decrease due to petroleum products price changes		(500,330)
Decrease due to same site volume changes	(24,260)	(34,900)
Decrease in wholesale fuel sales volume	(1,870)	(5,031)
Net change from prior year period	(26,130)	(540,261)
Results for the three months ended June 30, 2020	476,216	$577,410
Nonfuel Revenues. Nonfuel revenues for the three months ended June 30, 2020, decreased by $70,512, or 14.8%, as compared to the three months ended June 30, 2019, primarily as a result of a decrease in revenues at both our standalone restaurants and the restaurants in our travel centers due to the temporary closure or limitation of services at those locations, as well as a decrease in our truck service and store and retail services businesses in April and May 2020 due to a decrease in trucking activity and consumer travel, all of which were primarily the result of the COVID-19 pandemic. As governments began to lift stay in place orders, we started to reopen our full service restaurants and in June 2020 we recognized increases in our truck service and store and retail services revenues as compared to June 2019.
Rent and Royalties from Franchisees. Rent and royalties from franchisees for the three months ended June 30, 2020, decreased by $488, or 13.5%, as compared to the three months ended June 30, 2019, primarily as a result of the closure of four franchised standalone restaurants, our purchase of one standalone restaurant from a former franchisee since June 30, 2019, and the temporary closures of certain franchised standalone restaurants as a result of the COVID-19 pandemic, partially offset by the 10 franchised travel centers and five franchised standalone restaurants that began operations after June 30, 2019.
Fuel Gross Margin. Fuel gross margin for the three months ended June 30, 2020, increased by $15,078, or 19.6%, as compared to the three months ended June 30, 2019, primarily as a result of a more favorable fuel purchasing environment and the $7,715 benefit recognized in connection with the federal biodiesel blenders' tax credit in the three months ended June 30, 2020, partially offset by a decrease in fuel sales volume, primarily during April and May of 2020.
Nonfuel Gross Margin. Nonfuel gross margin for the three months ended June 30, 2020, decreased by $45,965, or 15.9%, as compared to the three months ended June 30, 2019, primarily due to the decrease in nonfuel revenues as a result of the COVID-19 pandemic. Nonfuel gross margin percentage for the three months ended June 30, 2020, declined to 59.8% from 60.6% for the three months ended June 30, 2019, primarily due to a change in the mix of products and services sold and certain pricing and marketing initiatives.
Site Level Operating Expense. Site level operating expense for the three months ended June 30, 2020, decreased by $37,123, or 15.8%, as compared to the three months ended June 30, 2019, primarily due to the furloughing of approximately 4,300 field employees in response to the COVID-19 pandemic and a decrease in nonlabor costs such as maintenance, certain utilities and supplies, partially offset by increased labor costs as a result of an increase in technician count in our truck service department to support an anticipated increase in sales and cash bonuses we paid to certain employees who continued to work at our locations during the COVID-19 pandemic. Site level operating expense as a percentage of nonfuel revenues improved to 48.7% for the three months ended June 30, 2020, from 49.3% for the three months ended June 30, 2019, primarily due to a decrease in nonlabor costs such as maintenance, certain utilities and supplies.
Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2020, decreased by $1,586, or 4.0%, as compared to the three months ended June 30, 2019. The decrease was primarily attributable to the elimination of approximately 130 positions during the three months ended June 30, 2020, as part of the Reorganization Plan, the furloughing of approximately 120 corporate employees in response to the COVID-19 pandemic and a reduction in travel related expenses and marketing expenses. These decreases were largely offset by $3,884 of non-recurring costs associated with the Reorganization Plan.

Real Estate Rent Expense. Real estate rent expense for the three months ended June 30, 2020, decreased by $691, or 1.1%, as compared to the three months ended June 30, 2019. The decrease was primarily the result of a decrease in percentage rent due to SVC as a result of the decrease in our nonfuel revenues during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2020, increased by $5,041, or 21.7%, as compared to the three months ended June 30, 2019. The increase was primarily the result of a $3,046 goodwill impairment charge recognized with respect to our QSL business, the $834 write off of intangible assets associated with three franchised standalone restaurants that closed during the three months ended June 30, 2020, and the $539 write off of certain assets related to programs that were canceled.
(Provision) Benefit for Income Taxes. We had a provision for income taxes of $1,087 for the three months ended June 30, 2020, as compared to a benefit for income taxes of $402 for the three months ended June 30, 2019. The change in the (provision) benefit for income taxes is primarily due to larger pretax income recognized in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.
Six Months Ended June 30, 2020, as Compared to Six Months Ended June 30, 2019
Fuel Revenues. Fuel revenues for the six months ended June 30, 2020, decreased by $648,473, or 30.9%, as compared to the six months ended June 30, 2019. The decrease in fuel revenues was primarily due to a decrease in market prices for fuel and a decrease in fuel sales volume. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods. See "Effects of Fuel Prices and Supply and Demand Factors" for more information regarding the impact market prices for fuel has on our financial results.

	Gallons Sold	Fuel Revenues
Results for the six months ended June 30, 2019	974,248	$2,100,812
Decrease due to petroleum products price changes		(626,736)
Decrease due to same site volume changes	(7,113)	(16,380)
Decrease in wholesale fuel sales volume	(2,133)	(5,357)
Net change from prior year period	(9,246)	(648,473)
Results for the six months ended June 30, 2020	965,002	$1,452,339
Nonfuel Revenues. Nonfuel revenues for the six months ended June 30, 2020, decreased by $86,379, or 9.4%, as compared to the six months ended June 30, 2019, primarily as a result of a decrease in revenues at both our standalone restaurants and the restaurants in our travel centers due to the temporary closure or limitation of services, as well as a decrease in our truck service and store and retail services businesses due to a reduction in trucking activity and consumer travel, all of which were a result of the COVID-19 pandemic. In addition, the six months ended June 30, 2019, benefited from a particularly strong financial performance in truck service and store and retail services as a result of the extreme cold weather experienced in some parts of the United States during the beginning of 2019, as compared to unseasonably mild weather experienced during the beginning of 2020. These decreases were partially offset by an increase in diesel exhaust fluid, or DEF, sales as a result of an increase in newer trucks on the road that require DEF and the positive impact of certain of our marketing initiatives in our quick service restaurants.
Rent and Royalties from Franchisees. Rent and royalties from franchisees for the six months ended June 30, 2020, decreased by $353, or 5.1%, as compared to the six months ended June 30, 2019, primarily as a result of the closure of five franchised standalone restaurants, our purchase of one standalone restaurant from a former franchisee since the beginning of 2019, and the temporary closures of certain franchised standalone restaurants as a result of the COVID-19 pandemic, partially offset by 11 franchised travel centers and five franchised standalone restaurants that began operations since the beginning of 2019.
Fuel Gross Margin. Fuel gross margin for the six months ended June 30, 2020, increased by $22,286, or 14.7%, as compared to the six months ended June 30, 2019, primarily as a result of a more favorable fuel purchasing environment and the $11,230 benefit recognized in connection with the federal biodiesel blenders' tax credit in the six months ended June 30, 2020, partially offset by a decrease in fuel sales volume and $2,840 of a one time benefit due to the reversal of loyalty award accruals recognized in connection with introducing a revised customer loyalty program during the six months ended June 30, 2019.

Nonfuel Gross Margin. Nonfuel gross margin for the six months ended June 30, 2020, decreased by $55,283, or 9.9%, as compared to the six months ended June 30, 2019, primarily due to the decrease in nonfuel revenues as a result of the COVID-19 pandemic. Nonfuel gross margin percentage for the six months ended June 30, 2020, declined to 60.9% from 61.2% for the six months ended June 30, 2019, primarily due to a change in the mix of products and services sold and certain pricing and marketing initiatives.
Site Level Operating Expense. Site level operating expense for the six months ended June 30, 2020, decreased by $33,279, or 7.1%, as compared to the six months ended June 30, 2019, primarily due to the furloughing of approximately 4,300 field employees in response to the COVID-19 pandemic and a decrease in nonlabor costs such as maintenance, certain utilities and supplies, partially offset by increased labor costs as a result of an increase in technician count in our truck service department to support an anticipated increase in sales, cash bonuses we paid to certain employees who continued to work at our locations during the COVID-19 pandemic and an increase in medical and workers compensation claims expense. Site level operating expense as a percentage of nonfuel revenues declined to 52.3% for the six months ended June 30, 2020, from 51.0% for the six months ended June 30, 2019, due to the increased labor costs and a decrease in nonfuel revenues.
Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2020, decreased by $1,468, or 1.9%, as compared to the six months ended June 30, 2019. The decrease was primarily due to the elimination of approximately 130 positions during the six months ended June 30, 2020, as part of the Reorganization Plan, the furloughing of approximately 120 corporate employees in response to the COVID-19 pandemic and a reduction in travel related expenses and marketing expenses. These decreases were largely offset by $4,288 of non-recurring costs associated with the Reorganization Plan.
Real Estate Rent Expense. Real estate rent expense for the six months ended June 30, 2020, decreased by $3,516, or 2.7%, as compared to the six months ended June 30, 2019. The decrease was primarily the result of our purchase of 20 travel centers we previously leased from SVC in January 2019, which reduced our annual minimum rent due to SVC by $43,148, and a decrease in percentage rent due to SVC as a result of the decrease in our nonfuel revenues during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.
Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2020, increased by $8,842, or 18.4%, as compared to the six months ended June 30, 2019. The increase primarily resulted from the $5,701 write off of certain assets related to programs that were canceled, a $3,046 goodwill impairment charge recognized during the six months ended June 30, 2020, with respect to our QSL business and the $834 write off of intangible assets associated with three franchised standalone restaurants that closed during the six months ended June 30, 2020.
Benefit for Income Taxes. We had a benefit for income taxes of $5,654 and $5,669 for the six months ended June 30, 2020 and 2019, respectively. The decrease in the benefit for income taxes is primarily due a reduction in certain income tax credits for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This decrease was partially offset by a larger pretax loss recognized in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.

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
•potential sales to SVC of improvements we make to the sites we lease from SVC;
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
•increasing labor cost;
•increased cost of fleet card fees;
•increases in our cost of capital that may result if there is a return to increasing market interest rates;
•increased costs we may need to incur to operate our business in response to the COVID-19 pandemic, including enhancing sanitation and other preventative measures; and
•the negative impacts on our gross margins and working capital requirements if there were a return to the higher level of prices for petroleum products we experienced in prior years or due to increases in the cost of our fuel or nonfuel products resulting from inflation generally.
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $142,786 at June 30, 2020, and net cash provided by operating activities of $145,433 for the six months ended June 30, 2020, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities. We believe we have sufficient financial resources to fund operations for the foreseeable future.
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
Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on July 19, 2024. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At June 30, 2020, based on our qualified collateral, a total of $102,446 was available to us for loans and letters of credit under the Credit Facility. At June 30, 2020, there were no borrowings outstanding under the Credit Facility but we had outstanding $18,142 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $84,304 available for our use as of that date. At June 30, 2020, we were in compliance with all covenants of the Credit Facility. As of August 4, 2020, there were no borrowings outstanding under the Credit Facility and $84,304 available under the Credit Facility for our use as of that date.

IHOP Secured Advance Note
Concurrent with entering into the IHOP Agreement, we entered into a Secured Advance Note with IHOP, or the IHOP Note, pursuant to which we can borrow up to $10,000 in connection with the costs to convert our full service restaurants to IHOP restaurants. As of June 30, 2020, there were no loans outstanding under the IHOP Note.
West Greenwich Loan
On February 7, 2020, we entered into a 10 year term loan for $16,600 with The Washington Trust Company, or the West Greenwich Loan. The West Greenwich Loan is secured by a mortgage encumbering one of our travel centers located in West Greenwich, Rhode Island. The interest rate is fixed at 3.85% for five years based on the five year Federal Home Loan Bank rate plus 198 basis points, and will reset thereafter. The West Greenwich Loan requires us to make principal and interest payments monthly. The proceeds from the West Greenwich Loan were used for general business purposes. We may, at our option with 60 days prior written notice, repay the loan in full prior to the end of the 10 year term plus, if repaid prior to February 7, 2023, a nominal penalty. See Note 7 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the West Greenwich Loan.
Underwritten Public Equity Offering
On July 6, 2020, we received net proceeds of $80,056, after $220 of offering costs and $5,124 of underwriting discounts and commissions, from the sale and issuance of 6,100 shares of common stock in an underwritten public equity offering. We intend to use the net proceeds from this offering to fund deferred maintenance and other capital expenditures necessary to enhance property conditions and implement growth initiatives, for working capital and for general corporate purposes. See Note 4 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the underwritten public equity offering.

Sources and Uses of Cash
During the six months ended June 30, 2020 and 2019, we had net cash inflows from operating activities of $145,433 and $58,913, respectively. The $86,520 increase was primarily due to the collection of $68,446 of the federal biodiesel blenders' tax credit recognized during 2019 and an increase in cash generated from working capital during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.
During the six months ended June 30, 2020 and 2019, we had net cash outflows from investing activities of $27,732 and $347,436, respectively. The $319,704 decrease primarily resulted from our purchase for $309,637 of 20 travel centers we previously leased from SVC during the six months ended June 30, 2019, and a reduction in capital expenditures during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. See Note 6 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our transactions with SVC.
In response to the COVID-19 pandemic and the current economic conditions, we reduced our capital expenditure plan for 2020 in order to preserve our liquidity from the previous budget of $118,905 to approximately $68,000. As revised, our current budget for 2020 capital expenditures is largely focused on maintenance and essential items.
During the six months ended June 30, 2020 and 2019, we had cash inflows and outflows from financing activities of $7,795 and $160, respectively. The $7,955 change primarily resulted from the $16,600 proceeds received under the West Greenwich Loan during the six months ended June 30, 2020, partially offset by a $7,900 repayment of our borrowings under our Credit Facility during the six months ended June 30, 2020.

Related Party Transactions
We have relationships and historical and continuing transactions with SVC, The RMR Group LLC, or RMR, and others related to them. For example: SVC is our former parent company, our principal landlord and one of our largest stockholders; RMR provides management services to both us and to SVC; Adam. D. Portnoy, the Chair of our Board of Directors and one of our Managing Directors, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc., a managing director, president and chief executive officer of The RMR Group Inc. and an officer and employee of RMR; and, as of June 30, 2020, SVC and RMR owned approximately 8.2% and 3.6%, respectively, of our outstanding shares of common stock. Our other Managing Director and Chief Executive Officer, Jonathan M. Pertchik, and certain of our other officers and SVC’s managing trustees and officers are also officers and employees of RMR. We also have relationships and historical and continuing transactions with other companies to which RMR or its subsidiaries provide management services and some of which may have directors, trustees and officers who are also directors, trustees or officers of us, SVC or RMR and some of our Directors and officers serve as trustees, directors or officers of these companies.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2020.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2020, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•Our operating results for the three and six months ended June 30, 2020, reflect certain improvements such as increases in fuel gross margin, as compared to the three and six months ended June 30, 2019. This may imply that we will increase or maintain these improvements and that we will be profitable in the future. However, certain of these improvements resulted from unique items that may not occur in the future. In addition, customer demand and competitive conditions, among other factors, may significantly impact our fuel sales volume and the costs of our fuel products may increase in the future because of inflation or other reasons. If we are not able to pass increases in fuel costs to our customers, our fuel gross margin may decline. In fact, since we became a public company in 2007, we have been able to produce only occasional profits and we have accumulated significant losses. We may be unable to produce future profits and our losses may increase;
•We have been recognized as a business that provides services to essential businesses by many public authorities, which has allowed us to continue operating during the COVID-19 pandemic. This may imply that we will continue to be designated an essential service; however, we could lose that designation, which could result in our having to close or reduce operations at certain or all of our travel centers for an indefinite period;
•We recognized increases in our truck service and store and retail services revenues in June 2020. This may imply that we will increase or maintain these improvements and that we will be profitable in the future. However, customer demand and competitive conditions, among other factors, may significantly impact our nonfuel sales. In addition, many parts of the United States have experienced increased numbers of COVID-19 infections since June 2020 and that development may result in adverse economic consequences that may adversely affect us, our customers and our business. If nonfuel sales volume declines, if we are not able to pass increases in nonfuel costs to our customers or if our nonfuel sales mix changes in a manner that negatively impacts our nonfuel gross margin, our nonfuel revenues or our nonfuel gross margin may decline;
•We have incurred costs to support our anticipated business growth. This statement may imply that these costs will result in increased revenues and us receiving the expected return on our investments in growing our business. However, these costs may exceed any increased revenue we may receive from this growth or the returns on these investments may be less than expected;
•We expect to recognize annual cost savings of approximately $13.1 million and incur costs of approximately $4.3 million as a result of the Reorganization Plan. However, we may not realize or maintain the cost savings we expect and the costs we incur to implement and execute the Reorganization Plan may be greater than we expect;
•We may make acquisitions and develop new locations in the future including adding sites through franchising. Managing and integrating acquired, developed or franchised locations can be difficult, time consuming and/or more expensive than anticipated and involve risks of financial losses. We may not operate our acquired or developed locations as profitably as we may expect. In addition, acquisitions or property development may subject us to greater risks than our continuing operations, including the assumption of unknown liabilities;
•Our belief that, as of the date of this Quarterly Report, we had sufficient financial resources to fund operations for the foreseeable future. The COVID-19 pandemic has significantly negatively impacted the U.S. economy; if the current economic conditions continue for a sustained period or worsen, our business, results of operations and financial condition may be materially adversely impacted, which may result in our not having sufficient financial resources to fund operations for the foreseeable future;

•We expect to expand our network by entering into new franchise agreements. However, these franchise agreements are subject to conditions and these franchise agreements may not occur or may be delayed, and the terms of the agreements may change;
•We have entered into an agreement to purchase a parcel of land. However, this agreement is subject to conditions; as a result, this acquisition may not occur, may be delayed or its terms may change;
•We have a Credit Facility with a current maximum availability of $200.0 million. The availability of this maximum amount is subject to limits based on our qualified collateral, including our eligible cash, accounts receivable, inventory, equipment and intangible assets that varies in amount from time to time. Accordingly, our borrowing and letter of credit availability at any time may be less than $200.0 million. At June 30, 2020, based on our eligible collateral at that date, our borrowing and letter of credit availability was $102.4 million, of which we had used $18.1 million for outstanding letters of credit. The maximum amount available under the Credit Facility may be increased to $300.0 million, the availability of which is subject to limits based on our available collateral and lender participation. However, if we do not have sufficient collateral or if we are unable to identify lenders willing to increase their commitments or join our Credit Facility, we may not be able to increase the size of our Credit Facility or the availability of borrowings when we may want or need to do so;
•We have reduced our capital expenditure budget for 2020 to approximately $68.0 million, largely focused on maintenance and essential items. However, unexpected capital expenditure needs may arise. Further, the capital expenditures we plan to make may cost more than expected. As a result, our 2020 capital expenditures may exceed budget. In addition, to the extent we defer capital expenditures, the scope and cost for those expenditures may be greater in the future;
•We entered into a multi unit franchise agreement with IHOP to rebrand and convert up to 94 of our full service restaurants to IHOP restaurants. However, we are only obligated to convert the 20 full service restaurants to IHOP with the remaining conversions at our discretion. We may fail to convert those 20 restaurants and may determine not to convert some or all of the remaining 74 restaurants. The costs for these conversions may exceed our expectations and we may fail to complete these conversions in accordance with the schedule, or at all. In addition, we may not realize the return on investment we are anticipating and we may incur losses with respect to these conversions; and
•We may finance or sell unencumbered real estate that we own. However, we do not know the extent to which we can monetize our existing unencumbered real estate or what the terms of any such financing or sale would be.
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
Results that differ from those stated or implied by our forward-looking statements may also be caused by various changes in our business or market conditions as described more fully in our Annual Report, including under "Warning Concerning Forward-Looking Statements," Item 1A. "Risk Factors" and elsewhere in this Quarterly Report and in the "Risk Factors" section of our Annual Report.
You should not place undue reliance upon forward-looking statements. Except as required by law, we undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise.

Part II. Other Information

Item 1A.  Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed under the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for the additions below.
Our business, operations, financial results and liquidity have been materially adversely impacted by the COVID-19 pandemic, and it is not known what the duration of this pandemic will be or what its ultimate impact on us and our business will be, but we expect it will be substantial.
COVID-19 has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.
A variety of factors related to the COVID-19 pandemic have caused, and are expected to continue to cause, a decline in travel and demand for diesel fuel and gasoline, including but not limited to (i) restrictions on travel and public gatherings imposed by governmental entities and employers; (ii) a decline in the demand for products as a result of certain stay in place practices and reduced hours of operation for businesses, including restaurants and other retail stores; (iii) widespread work from home arrangements; (iv) closed or reduced factory operations; (v) the postponement or cancellation of industry conventions and conferences, music and arts festivals, sporting events and other large public gatherings and (vi) negative public perceptions of travel and public gatherings in light of the perceived risks associated with the COVID-19 pandemic. The reduced economic activity resulting from these and other factors has and will continue to negatively impact our fuel sales volume and nonfuel sales.
Since March 2020, the demand for diesel fuel declined as a result as fewer goods being transported across the United States and the resulting declines in truck driving mileage due to the COVID-19 pandemic. As a result, our diesel fuel volumes declined in April and May of 2020. In addition, due to the governmental stay in place orders and other reductions in activity, demand for gasoline has declined and is expected to remain at depressed levels during the duration of the current economic downturn. Additionally, due to social distancing and related measures, demand for our nonfuel products has declined, and we temporarily closed most of our restaurants and limited our product offerings at some of our restaurants and travel centers. Although we began reopening some of our restaurants beginning in May 2020 as certain states began allowing restaurants to reopen, the recent increase in COVID-19 infections in several states has resulted in closing or re-closing certain of our restaurants. In addition, quarantines, temporary closures of businesses, states of emergencies and other measures taken to curb the spread of COVID-19 will negatively impact the ability of our businesses to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our operating results. Further, if public authorities remove our “essential service” designation, we may be required to reduce our operations and, in which event, our business, results of operations and liquidity would be further adversely impacted as a result.
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
•we have rationalized our hours of operation and employment levels, including furloughing approximately 4,300 field employees, as well as approximately 120 corporate employees, some of which have returned to work in May and June of 2020;
•we temporarily closed most of our full service restaurants;
•we have implemented enhanced sanitizing and cleaning procedures at our travel centers in accordance with the U.S. Centers for Disease Control and Prevention guidance; and
•we have been actively engaging with government authorities, our customers, suppliers and other vendors to try to best execute our business during the pandemic.
There can be no assurance that these actions or others that we may take will be successful or that they will enable us to maintain sufficient liquidity and withstand the current economic challenges. Further, certain actions we have taken may limit our ability to quickly return to operating at levels prior to the COVID-19 pandemic. For example, if we experience delays in certain actions, such as furloughed employees deciding not to return if and when we request that they do so.
We have significantly reduced our planned capital expenditures.
We have reduced our planned capital expenditures significantly in order to preserve our liquidity in the current economic environment. We reduced our budgeted capital expenditures for 2020 from the previous budget of $118.9 million to a revised budget of approximately $68.0 million. As revised, our current budget for 2020 capital expenditures is largely focused on maintenance and essential items. To the extent we defer capital expenditures, we may be required to make increased capital expenditures in later periods as a result and some of the expenditures may be greater in scope and amount than they may have been if made sooner. In addition, our travel centers may be harmed competitively if other travel centers in the markets where our travel centers are located are newer or undergoing enhanced capital improvements.
The recent sharp decline in and volatility of global oil market prices may negatively impact our fuel supplies.
Earlier this year, the global market prices for oil have recently experienced sharp declines and volatility, with prices most recently increasing from historic low levels. Factors that have caused these declines and volatility include sharp reductions in demand for, and oversupply of, fuel as a result of the COVID-19 pandemic and resulting global economic slowdown, as well as disagreements among major oil producing nations, such as Saudi Arabia and Russia. The current decreased demand for oil may result in oil producers reducing their production. In addition, if the price of oil becomes too low for a sustained period, major oil refineries in the United States may decrease their operations and capacities. If this were to occur, there may arise a shortage of, or longer lead time for us to obtain, fuel supplies. We typically maintain only up to a few days of fuel inventory at our travel centers. As a result, we could face fuel supply shortages. In addition, if oil production and refinery capacity are reduced, that may lead to increases in fuel prices. Increases in fuel prices may reduce our fuel margins and require us to fund increased amounts of working capital, which would adversely impact our results of operations and liquidity.

Potential long-term changes in market, consumer and workplace practices in response to the COVID-19 pandemic could be detrimental to our business.
Temporary closures of businesses and governmental stay in place orders in response to the COVID-19 pandemic may result in long-term changed market, professional driver and consumer practices that could negatively impact us and our business. For example, consumer demands and preferences for goods may change in a way that results in less transporting of goods over long distances and, hence, reduce demand for long-haul trucking, which would reduce the demand for our diesel fuel. In addition, some changes in consumer practices, including as a result of less driving for commuting for work if workplaces adopt permanent or increased work from home practices that have been adopted in response to the COVID-19 pandemic, would result in decreased demand for gasoline for automobiles. Further, reductions in demand for diesel fuel and gasoline, and reductions of commercial activity generally, would result in less trucking and consumer driving, which, in turn, would lead to fewer customers visiting our travel centers and purchasing nonfuel goods and services at our travel centers, including truck repair services and reductions in our offsite truck repair and maintenance sales. These results would likely materially adversely impact our business, results of operations and financial position.
We may be unable to utilize our net operating loss and tax credit carryforwards.
Net operating losses and other carryforwards are subject to limitations under the U.S. Internal Revenue Code of 1986, as amended, or the Code. For instance, carryforwards of net operating losses arising in taxable years beginning after 2020 generally will be able to offset no more than 80% of taxable income for tax years beginning after 2020. Moreover, net operating losses arising in taxable years prior to 2018 and various tax credits may only be carried forward for a limited number of years. These and other limitations could delay our ability to utilize our existing net operating loss and tax credit carryforwards, and could even cause some of these tax attributes to expire before they are used.
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
On April 30, 2020, we implemented a workforce reduction, pursuant to which we eliminated approximately 130 positions and repositioned certain of our management staff. We expect to realize approximately $13.1 million of net annual savings as a result, not including the estimated separation costs of approximately $4.3 million contemplated by the plan. Although we believe these actions appropriately position our current work staff and organization, we cannot be sure they will. Our business may be harmed if it turns out that we eliminated too many positions. In addition, we may not be able to maintain our expected cost savings if we need to later adjust to add more staffing or outsourced personnel in response to changed business conditions or otherwise. In addition, we may incur costs in excess of our estimates regarding the plan, including if litigation in connection with the plan arises. As a result, we may not realize the benefits we expect from the workforce reduction plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2020.

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2020	—	$—	—	$—
May 2020	12,047	9.73	—	—
June 2020	33,908	15.42	—	—
Total	45,955	$13.93	—	$—
(1) During the quarter ended June 30, 2020, all common stock purchases were made to satisfy share award recipients' tax withholding and payment obligations in connection with the vesting of awards of shares of common stock, which were repurchased by us based on their fair market value on the repurchase date.

Item 6.  Exhibits

Exhibit 3.1	Plan of Conversion (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed July 30, 2019)

Exhibit 3.2	Certificate of Conversion of TravelCenters of America LLC (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed July 30, 2019)

Exhibit 3.3	Articles of Conversion of TravelCenters of America LLC (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed July 30, 2019)

Exhibit 3.4	Articles of Incorporation of TravelCenters of America Inc. (Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed July 30, 2019)

Exhibit 3.5	Articles of Amendment to the Articles of Incorporation of TravelCenters of America Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 26, 2020)

Exhibit 3.6	Amended and Restated Bylaws of TravelCenters of America Inc. (Incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K filed July 30, 2019)

Exhibit 4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.3 to our Post Effective Amendment to our Registration Statement on Form S-3 filed August 1, 2019)

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

Exhibit 4.7	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

Exhibit 4.8	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

Exhibit 4.9	Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

Exhibit 10.1	TravelCenters of America Inc. Second Amended and Restated 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 22, 2020)

Exhibit 10.2	Summary of Director Compensation (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 22, 2020)

Exhibit 10.3	Purchase Agreement, dated as of June 28, 2020, by and between TravelCenters of America Inc. and Service Properties Trust (filed herewith)

Exhibit 10.4	Purchase Agreement, dated as of June 28, 2020, by and between TravelCenters of America Inc. and The RMR Group LLC (filed herewith)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TravelCenters of America Inc.

		By:	/s/ Peter J. Crage
Date:	August 5, 2020		Name:	Peter J. Crage
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)