Form 10-Q
period 2020-09-30
TravelCenters of America Inc. /MD/
filed 2020-11-04
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020
 or
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of the registrant's shares of common stock outstanding as of November 3, 2020: 14,395,489.

As used herein, the terms "we," "us," "our" and "TA" include TravelCenters of America Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except par value amount)

	September 30, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$280,442	$17,206
Accounts receivable (net of allowance for doubtful accounts of $1,375 and $1,083 as of September 30, 2020 and December 31, 2019, respectively)	113,628	173,496
Inventory	160,913	196,611
Other current assets	29,304	32,456
Total current assets	584,287	419,769

Property and equipment, net	821,208	868,503
Operating lease assets	1,760,914	1,817,998
Goodwill	22,213	25,259
Intangible assets, net	19,060	20,707
Other noncurrent assets	81,859	78,659
Total assets	$3,289,541	$3,230,895

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$155,494	$147,440
Current operating lease liabilities	110,769	104,070
Other current liabilities	174,154	138,455
Total current liabilities	440,417	389,965

Long term debt, net	338,001	329,321
Noncurrent operating lease liabilities	1,798,500	1,880,188
Other noncurrent liabilities	65,737	58,885
Total liabilities	2,642,655	2,658,359

Stockholders' equity:
Common stock, $0.001 par value, 216,000 and 16,000 shares of common stock authorized as of September 30, 2020 and December 31, 2019, respectively, and 14,396 and 8,307 shares of common stock issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	14	8
Additional paid-in capital	780,557	698,402
Accumulated other comprehensive loss	(190)	(172)
Accumulated deficit	(135,017)	(127,185)
Total TA stockholders' equity	645,364	571,053
Noncontrolling interest	1,522	1,483
Total stockholders' equity	646,886	572,536
Total liabilities and stockholders' equity	$3,289,541	$3,230,895
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Fuel	$791,880	$1,074,680	$2,244,219	$3,175,492
Nonfuel	474,097	492,089	1,304,674	1,409,045
Rent and royalties from franchisees	3,947	3,723	10,482	10,611
Total revenues	1,269,924	1,570,492	3,559,375	4,595,148

Cost of goods sold (excluding depreciation):
Fuel	711,757	995,222	1,990,241	2,944,465
Nonfuel	188,114	197,585	512,784	553,351
Total cost of goods sold	899,871	1,192,807	2,503,025	3,497,816

Site level operating expense	221,864	241,740	655,950	709,105
Selling, general and administrative expense	32,967	40,178	108,171	116,850
Real estate rent expense	65,226	63,911	191,893	194,094
Depreciation and amortization expense	32,299	24,146	89,113	72,118

Income from operations	17,697	7,710	11,223	5,165

Interest expense, net	7,375	7,048	22,064	21,262
Other expense (income), net	233	(60)	1,109	370
Income (loss) before income taxes	10,089	722	(11,950)	(16,467)
(Provision) benefit for income taxes	(1,432)	1,150	4,222	6,819
Net income (loss)	8,657	1,872	(7,728)	(9,648)
Less: net income for noncontrolling interest	52	40	104	89
Net income (loss) attributable to common stockholders	$8,605	$1,832	$(7,832)	$(9,737)

Other comprehensive (loss) income, net of taxes:
Foreign currency (loss) gain, net of taxes of $27, $(14), $(33) and $37, respectively	$—	$(8)	$(18)	$38
Interest in equity investee's unrealized (losses) gains on investments	—	(46)	—	91
Other comprehensive (loss) income attributable to common stockholders	—	(54)	(18)	129

Comprehensive income (loss) attributable to common stockholders	$8,605	$1,778	$(7,850)	$(9,608)

Net income (loss) per share of common stock attributable to common stockholders:
Basic and diluted	$0.61	$0.23	$(0.76)	$(1.20)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,728)	$(9,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash rent credits, net	(15,827)	(14,233)
Depreciation and amortization expense	89,113	72,118
Deferred income tax benefit	(3,045)	(5,660)
Changes in operating assets and liabilities:
Accounts receivable	59,238	(36,615)
Inventory	35,684	1,534
Other assets	3,280	7,472
Accounts payable and other liabilities	43,807	74,027
Other, net	9,050	3,277
Net cash provided by operating activities	213,572	92,272

Cash flows from investing activities:
Acquisitions of travel centers from SVC	—	(309,637)
Capital expenditures	(36,795)	(63,157)
Proceeds from asset sales	1,270	880
Other, net	(1,864)	(1,500)
Net cash used in investing activities	(37,389)	(373,414)

Cash flows from financing activities:
Proceeds from underwritten public equity offering	79,985	—
West Greenwich Loan borrowings	16,600	—
Payments on Credit Facility	(7,900)	—
Distributions to noncontrolling interest	(65)	(105)
Other	(1,589)	(658)
Net cash provided by (used in) financing activities	87,031	(763)

Effect of exchange rate changes on cash	22	64
Net increase (decrease) in cash and cash equivalents	263,236	(281,841)
Cash and cash equivalents at the beginning of the period	17,206	314,387
Cash and cash equivalents at the end of the period	$280,442	$32,546

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$21,353	$20,896
Income taxes (received) paid	(56)	145
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	Total TA Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
June 30, 2020	8,298	$8	$700,619	$(190)	$(143,622)	$—	$556,815	$1,470	$558,285
Grants under share award plan and stock based compensation, net	(2)	—	(41)	—	—	—	(41)	—	(41)
Proceeds from underwritten public equity offering	6,100	6	79,979	—	—	—	79,985	—	79,985
Net income	—	—	—	—	8,605	—	8,605	52	8,657
September 30, 2020	14,396	$14	$780,557	$(190)	$(135,017)	$—	$645,364	$1,522	$646,886

June 30, 2019	8,087	$8	$696,878	$538	$(172,099)	$—	$525,325	$1,439	$526,764
Grants under share award plan and stock based compensation, net	(2)	—	680	—	—	(12)	668	—	668
Retirement of treasury stock	—	—	—	—	—	12	12	—	12
Other comprehensive loss, net of taxes	—	—	—	(54)	—	—	(54)	—	(54)
Net income	—	—	—	—	1,832	—	1,832	40	1,872
September 30, 2019	8,085	$8	$697,558	$484	$(170,267)	$—	$527,783	$1,479	$529,262
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	Total TA Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2019	8,307	$8	$698,402	$(172)	$(127,185)	$—	$571,053	$1,483	$572,536
Grants under share award plan and stock based compensation, net	(11)	—	2,176	—	—	—	2,176	—	2,176
Proceeds from underwritten public equity offering	6,100	6	79,979	—	—	—	79,985	—	79,985
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(65)	(65)
Other comprehensive loss, net of taxes	—	—	—	(18)	—	—	(18)	—	(18)
Net (loss) income	—	—	—	—	(7,832)	—	(7,832)	104	(7,728)
September 30, 2020	14,396	$14	$780,557	$(190)	$(135,017)	$—	$645,364	$1,522	$646,886

December 31, 2018	8,080	$8	$695,307	$355	$(246,773)	$—	$448,897	$1,495	$450,392
Grants under share award plan and stock based compensation, net	5	—	2,251	—	—	(14)	2,237	—	2,237
Retirement of treasury stock	—	—	—	—	—	14	14	—	14
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(105)	(105)
Other comprehensive income, net of taxes	—	—	—	129	—	—	129	—	129
Cumulative effect of adoption of ASC 842, net of taxes	—	—	—	—	86,243	—	86,243	—	86,243
Net (loss) income	—	—	—	—	(9,737)	—	(9,737)	89	(9,648)
September 30, 2019	8,085	$8	$697,558	$484	$(170,267)	$—	$527,783	$1,479	$529,262
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

1.Business Description and Basis of Presentation
TravelCenters of America Inc. is a Maryland corporation. As of September 30, 2020, we operated or franchised 314 travel centers, standalone truck service facilities and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of September 30, 2020, our business included 270 travel centers in 44 states in the United States and the province of Ontario, Canada, primarily along the U.S. interstate highway system, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of these travel centers, we owned 51, we leased 181, we operated two for a joint venture in which we owned a noncontrolling interest and 36 were owned or leased from others by our franchisees. We operated 232 of our travel centers and franchisees operated 38 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, diesel exhaust fluid, full service restaurants, quick service restaurants and various customer amenities.
As of September 30, 2020, our business included three standalone truck service facilities operated under the "TA Truck Service" brand name. Of these standalone truck service facilities, we leased two and owned one. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
As of September 30, 2020, our business included 41 standalone restaurants in 12 states in the United States operated primarily under the "Quaker Steak & Lube," or QSL, brand name. Of these standalone restaurants, we operated 14 restaurants (four we owned, eight we leased, one we operated for one of our franchisees and one we operated for a joint venture in which we owned a noncontrolling interest) and 27 were owned by or leased from others and operated by our franchisees.
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
Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 1 input), the aggregate fair value of our Senior Notes on September 30, 2020, was $335,736.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Intangible Assets and Definite Lived Assets Impairment
In March 2020, COVID-19 was declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary declared a public health emergency in the United States in response to the outbreak. As a result of the COVID-19 pandemic and its impact on our operations, we assessed our indefinite and definite lived intangible assets and our definite lived assets for potential indicators of impairment as of September 30, 2020. For information about our impairment assessment of goodwill, please refer to Note 4 of this Quarterly Report on Form 10-Q, or this Quarterly Report.
Indefinite lived intangible assets were assessed for potential indicators of impairment by assessing certain trends and factors, including actual sales, discount rates and other relevant qualitative factors. These trends and factors were compared to, and based on, the assumptions used in the most recent quantitative assessment.
Definite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales, collection of royalties from franchisees, any changes in the manner in which the assets were used that could impact the values of the assets and whether a revision to the remaining period of amortization was required.
Based on our analyses, we concluded that as of September 30, 2020, the fair value of our indefinite and definite lived intangible assets more likely than not exceeded the carrying value. However, we are unable to predict the duration and severity of the COVID-19 pandemic and as a result, we are unable to determine what the ultimate impact will be on our financial results and financial position. We will continue to closely monitor the impact of the COVID-19 pandemic on the fair value of our intangible assets and definite lived assets.
Definite lived assets are reviewed for potential indicators of impairment during each reporting period at the individual location level because that is the lowest level of asset groupings for which cash flows are largely independent of cash flows of other asset groups. If indicators of impairment exist, we record an impairment charge to the extent that the carrying value of the asset grouping is not recoverable and exceeds the estimated fair value of the asset grouping. Our estimates of fair value are based on our estimates of likely market participant assumptions, including our current expectations for projected fuel sales volume, nonfuel revenues, fuel and nonfuel gross margins, site level operating expense and real estate rent expense. The discount rate is used to measure the present value of projected future cash flows and is set at a rate we believe is likely to be used by a market participant using a weighted average cost of capital method that considers market and industry data as well as our specific risk factors. The weighted average cost of capital is our estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. We use a number of assumptions and methods in preparing valuations underlying the impairment tests including estimates of future cash flows and discount rates, and in some instances we may obtain third party appraisals. During the three and nine months ended September 30, 2020, we recorded impairment charges aggregating $6,610 to our property and equipment and $1,262 to our operating lease assets related to certain continued low performing owned and leased standalone QSL restaurants, which were recognized in depreciation and amortization expense and real estate rent expense, respectively, in our consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020.
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
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as a response to the economic uncertainty resulting from the COVID-19 pandemic, which, among other things, included several temporary changes to corporate income tax provisions. The CARES Act did not have a material impact on our (provision) benefit for income taxes for the three and nine months ended September 30, 2020. We will continue to assess the effect, if any, the CARES Act will have on our income taxes.

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
Disaggregation of Revenues
We disaggregate our revenues based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive income (loss). Nonfuel revenues disaggregated by type of good or service for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Nonfuel revenues:
Truck service	$189,630	$186,430	$504,584	$521,056
Store and retail services	179,517	173,033	489,575	500,830
Restaurant	77,665	109,129	233,369	317,139
Diesel exhaust fluid	27,285	23,497	77,146	70,020
Total nonfuel revenues	$474,097	$492,089	$1,304,674	$1,409,045
Contract Liabilities
Our contract liabilities, which are presented in our consolidated balance sheets in other current and other noncurrent liabilities, primarily include deferred revenues related to our customer loyalty programs, gift cards, rebates payable to customers and other deferred revenues. The following table shows the changes in our contract liabilities between periods.

	Customer Loyalty Programs	Other	Total
December 31, 2018	$15,490	$3,470	$18,960
Increases due to unsatisfied performance obligations arising during the period	103,228	12,982	116,210
Revenues recognized from satisfied performance obligations during the period	(90,462)	(10,519)	(100,981)
Other	(10,263)	(1,111)	(11,374)
December 31, 2019	17,993	4,822	22,815
Increases due to unsatisfied performance obligations arising during the period	83,637	11,678	95,315
Revenues recognized from satisfied performance obligations during the period	(70,553)	(9,540)	(80,093)
Other	(9,020)	(437)	(9,457)
September 30, 2020	$22,057	$6,523	$28,580
As of September 30, 2020, we expect the unsatisfied performance obligations relating to our customer loyalty programs will be satisfied within 12 months.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
3.    Stockholders' Equity
On June 22, 2020, we amended our Articles of Incorporation to increase our authorized shares of common stock from 16,000 to 216,000.
Underwritten Public Equity Offering
On July 6, 2020, we received net proceeds of $79,985, after $291 of offering costs and $5,124 of underwriting discounts and commissions, from the sale and issuance of 6,100 shares of common stock in an underwritten public equity offering. We intend to use the net proceeds from this offering to fund deferred maintenance and other capital expenditures necessary to enhance property conditions and implement growth initiatives, for working capital and for general corporate purposes.
Net Income (Loss) Per Share of Common Stock Attributable to Common Stockholders
The following table presents a reconciliation of net income (loss) attributable to common stockholders to net income (loss) available to common stockholders and the related earnings per share of common stock for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$8,605	$1,832	$(7,832)	$(9,737)
Less: net income (loss) attributable to participating securities	175	70	(273)	(377)
Net income (loss) available to common stockholders	$8,430	$1,762	$(7,559)	$(9,360)

Weighted average shares of common stock(1)	13,779	7,777	9,890	7,770

Basic and diluted net income (loss) per share of common stock attributable to common stockholders	$0.61	$0.23	$(0.76)	$(1.20)
(1) Excludes unvested shares of common stock awarded under our share award plans, which shares of common stock are considered participating securities because they participate equally in earnings and losses with all of our other shares of common stock. The weighted average number of unvested shares of common stock outstanding for the three months ended September 30, 2020 and 2019, was 286 and 309, respectively. The weighted average number of unvested shares of common stock outstanding for the nine months ended September 30, 2020 and 2019, was 358 and 313, respectively.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
4.    Goodwill
As of September 30, 2020 and December 31, 2019, our goodwill balance consisted of the following:

	September 30, 2020	December 31, 2019
Travel centers business	$22,213	$22,213
QSL business	—	3,046
Total	$22,213	$25,259
Goodwill Impairment
Goodwill is tested for impairment annually as of July 31, or more frequently if the circumstances warrant, at the reporting unit level. We have two reporting units, travel centers and the QSL reporting unit. During the three months ended June 30, 2020, we evaluated our travel centers and QSL reporting units for potential indicators of impairment, which included evaluating financial trends and industry and market conditions and assessing the reasonableness of the assumptions used in the most recent quantitative analysis. Based on our analyses, we determined that the decline in site level gross margin in excess of site level operating expense for our QSL reporting unit for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, in conjunction with the impact of the COVID-19 pandemic, were indicators of impairment. Accordingly, we performed an impairment assessment of the goodwill in our QSL reporting unit as of May 31, 2020, using the same quantitative analysis approach that we historically followed for our goodwill impairment assessments. Based on the assessment performed, we recorded a goodwill impairment charge of $3,046, which was recognized in depreciation and amortization expense in our consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2020.
Impairment testing for the travel center reporting unit for 2020 was performed using a quantitative analysis under which the fair value of our reporting unit was estimated using both an income approach and a market approach. The income approach considered discounted forecasted cash flows that were based on our long term operating plan. A terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The discount rate is an estimate of the overall after tax market rate of return we believe may be required by equity and debt holders of a business enterprise. The market approach considered the estimated fair values of possible comparable publicly traded companies. For each comparable publicly traded company, value indicators, or pricing multiples, were considered to estimate the value of our business enterprise. However, due to the lack of comparable publicly traded companies within the travel center industry, we relied solely on the fair value estimated under the income approach. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows, including revenue growth rates and operating cash flow margins, of the respective reporting unit. For the travel centers reporting unit, we determined a discount rate and perpetual growth rate of 10.5% and 2.5%, respectively, was appropriate as of July 31, 2020. The fair value estimates are sensitive and actual rates and results may differ materially. Applying different assumptions could lead to different results. Based on our analyses, we concluded that as of July 31, 2020, our goodwill was not impaired.
The impact of the COVID-19 pandemic on our operations was included in our analyses. However, we are unable to predict the duration and severity of the COVID-19 pandemic and as a result, we are unable to determine what the ultimate impact will be on our financial results and financial position. We will continue to closely monitor the impact of the COVID-19 pandemic on the fair value of our travel centers reporting unit.

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
As of September 30, 2020, our SVC Leases (as defined below), the leases covering our other properties and most of our equipment leases were classified as operating leases and certain of our other equipment leases were classified as finance leases. As of September 30, 2020, our finance lease assets and liabilities were immaterial to our consolidated financial statements. Finance lease assets were included in other noncurrent assets, with the corresponding current and noncurrent finance lease liabilities included in other current liabilities and other noncurrent liabilities, respectively, in our consolidated balance sheet.
Certain of our operating leases provide for variable lease costs, which primarily include percentage rent and our obligation for the estimated cost of removing underground storage tanks under the SVC Leases.
Our lease costs are included in various balances in our consolidated statements of operations and comprehensive income (loss), as shown in the following table. For the three and nine months ended September 30, 2020 and 2019, our lease costs consisted of the following:

	Classification in our Consolidated Statements of Operations and Comprehensive Income (Loss)	Three Months Ended September 30,
		2020	2019
Operating lease costs: SVC Leases	Real estate rent expense	$59,500	$59,410
Operating lease costs: other	Real estate rent expense	4,182	2,781
Variable lease costs: SVC Leases	Real estate rent expense	1,372	1,575
Variable lease costs: other	Real estate rent expense	172	145
Total real estate rent expense		65,226	63,911
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	881	930
Short-term lease costs	Site level operating expense and selling, general and administrative expense	390	710
Amortization of finance lease assets	Depreciation and amortization expense	79	—
Interest on finance lease liabilities	Interest expense, net	32	—
Sublease income	Nonfuel revenues	(542)	(532)
Net lease costs		$66,066	$65,019

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

	Classification in our Consolidated Statements of Operations and Comprehensive Income (Loss)	Nine Months Ended September 30,
		2020	2019
Operating lease costs: SVC Leases	Real estate rent expense	$178,499	$180,954
Operating lease costs: other	Real estate rent expense	9,859	8,257
Variable lease costs: SVC Leases	Real estate rent expense	3,073	4,461
Variable lease costs: other	Real estate rent expense	462	422
Total real estate rent expense		191,893	194,094
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	2,797	2,147
Short-term lease costs	Site level operating expense and selling, general and administrative expense	1,340	2,255
Amortization of finance lease assets	Depreciation and amortization expense	79	—
Interest on finance lease liabilities	Interest expense, net	32	—
Sublease income	Nonfuel revenues	(1,565)	(1,687)
Net lease costs		$194,576	$196,809
Maturities of our operating lease liabilities that had remaining noncancelable lease terms in excess of one year as of September 30, 2020, were as follows:

	SVC Leases(1)	Other	Total
Years ended December 31:
2020	$67,861	$1,711	$69,572
2021	270,799	6,414	277,213
2022	268,936	5,054	273,990
2023	255,344	3,050	258,394
2024	251,150	1,721	252,871
Thereafter	2,034,504	7,484	2,041,988
Total operating lease payments	3,148,594	25,434	3,174,028
Less: present value discount(2)	(1,260,157)	(4,602)	(1,264,759)
Present value of operating lease liabilities	$1,888,437	$20,832	$1,909,269
(1) Includes rent for properties we sublease from SVC and pay directly to SVC's landlords.
(2) The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the SVC Leases and our incremental borrowing rate for all other leases.
The weighted average remaining lease term for our operating leases as of September 30, 2020, was approximately 12 years. Our weighted average discount rate for our operating leases as of September 30, 2020, was approximately 9.1%.
During the nine months ended September 30, 2020 and 2019, we paid $207,720 and $208,327, respectively, for amounts that had been included in the measurement of our operating lease liabilities.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
As of September 30, 2020 and December 31, 2019, our operating lease assets and liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Operating lease assets:
SVC Leases	$1,743,246	$1,796,406
Other	17,668	21,592
Total operating lease assets	$1,760,914	$1,817,998

Current operating lease liabilities:
SVC Leases	$105,066	$98,574
Other	5,703	5,496
Total current operating lease liabilities	$110,769	$104,070

Noncurrent operating lease liabilities:
SVC Leases	$1,783,371	$1,862,060
Other	15,129	18,128
Total noncurrent operating lease liabilities	$1,798,500	$1,880,188
Leasing Agreements with SVC. As of September 30, 2020, we leased from SVC a total of 179 properties under five leases, four of which we refer to as the TA Leases and one of which we refer to as the Petro Lease, and which we refer to collectively as the SVC Leases. In January 2019, we entered into agreements, or the Transaction Agreements, with SVC pursuant to which:
•We purchased 20 travel center properties from SVC, which we previously leased from SVC, for a total acquisition cost of $309,637, including $1,437 of transaction related costs.
•Upon completing the transactions contemplated by the Transaction Agreements, these travel centers were removed from the SVC Leases and our annual minimum rent due to SVC was reduced by $43,148.
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
In addition to the payment of annual minimum rent, the SVC Leases provide for payment to SVC of percentage rent, calculated at 3.5% (which includes the 0.5% that was added pursuant to the Transaction Agreements) of the increase in total nonfuel revenues at each property over base year levels. The percentage rent amounts due were $893 and $1,020 for the three months ended September 30, 2020 and 2019, respectively, and $1,742 and $3,047 for the nine months ended September 30, 2020 and 2019, respectively.
We recognized total real estate rent expense under the SVC Leases of $60,872 and $60,985 for the three months ended September 30, 2020 and 2019, respectively, and $181,572 and $185,415 for the nine months ended September 30, 2020 and 2019, respectively.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Pursuant to the SVC Leases, we may request that SVC purchase qualifying capital improvements we make at the leased travel centers in return for increased annual minimum rent. We did not sell to SVC any improvements we made to properties leased from SVC for the nine months ended September 30, 2020 and 2019. At September 30, 2020, our property and equipment balance included $51,621 of improvements of the type that qualify for sale to SVC for an increase in annual minimum rent; however, we may elect not to sell some or all of those improvements and SVC is not obligated to purchase these improvements.
We paid $4,404 of deferred rent to SVC for the three months ended September 30, 2020 and 2019, and $13,211 and $8,807 for the nine months ended September 30, 2020 and 2019, respectively. The total amount of deferred rent outstanding as of September 30, 2020, was $44,036. Pursuant to our rent deferral agreement with SVC, deferred rent shall be accelerated and interest shall begin to accrue thereon at 1.0% per month on the deferred rent amounts if certain events occur, including: our default under the SVC Leases; a change of control of us, as defined in the deferral agreement; or our declaration or payment of a dividend or other distribution in respect of our common stock.
As permitted by the SVC Leases, we sublease a portion of certain travel centers to third parties to operate other retail operations. These subleases are classified as operating leases. We recognized sublease rental income of $542 and $532 for the three months ended September 30, 2020 and 2019, respectively, and $1,565 and $1,687 for the nine months ended September 30, 2020 and 2019, respectively.
As a Lessor
We leased two travel centers to franchisees as of September 30, 2020 and 2019. These two lease agreements expire in June 2022. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. Rent revenues from these operating leases totaled $584 and $572 for the three months ended September 30, 2020 and 2019, respectively, and $1,728 and $1,722 for the nine months ended September 30, 2020 and 2019, respectively. Future minimum lease payments due to us for the two leased sites under these operating leases as of September 30, 2020, were $584 for the remainder of 2020, $2,336 for the year 2021 and $1,168 for the year 2022. See above for information regarding certain travel centers that we leased from SVC in which we sublease a portion of the travel centers to third parties to operate other retail operations.

6.    Long Term Debt
As of September 30, 2020, our long term debt, net, consisted of our Senior Notes, the West Greenwich Loan, as defined below, and other long term debt. In addition, we have a revolving credit facility that as of September 30, 2020, had no borrowings outstanding. For more information about our long term debt, please refer to Note 8 to the Consolidated Financial Statements in our Annual Report.
West Greenwich Loan
On February 7, 2020, we entered into a 10 year term loan for $16,600 with The Washington Trust Company, or the West Greenwich Loan. The West Greenwich Loan is secured by a mortgage encumbering one of our travel centers located in West Greenwich, Rhode Island. The interest rate is fixed at 3.85% for five years based on the five year Federal Home Loan Bank rate plus 198 basis points, and will reset thereafter. The West Greenwich Loan requires us to make principal and interest payments monthly. We may, at our option with 60 days prior written notice, repay the loan in full prior to the end of the 10 year term plus, if repaid prior to February 7, 2023, a nominal penalty. As a result of entering into the West Greenwich Loan, we capitalized $353 of deferred financing costs during the nine months ended September 30, 2020, which was presented as a reduction of long term debt, net in our consolidated balance sheet.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
7.    Business Management Agreement with RMR
The RMR Group LLC, or RMR, provides us certain services that we require to operate our business, and which relate to various aspects of our business. RMR provides these services pursuant to a business management agreement. Pursuant to the business management agreement, we incurred aggregate fees and certain cost reimbursements payable to RMR of $3,369 and $3,572 for the three months ended September 30, 2020 and 2019, respectively, and $9,513 and $9,983 for the nine months ended September 30, 2020 and 2019, respectively, which included reimbursements for our share of RMR's costs for providing internal audit services. These amounts are included in selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss). For more information about our relationship with RMR, please refer to Note 8 of this Quarterly Report and Notes 13 and 14 to the Consolidated Financial Statements in our Annual Report.

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
As of September 30, 2020, Adam D. Portnoy beneficially owned 622 shares of our common stock (including indirectly through RMR), representing approximately 4.3% of our outstanding shares of common stock. This amount includes 219 shares of our common stock that RMR purchased in our underwritten public equity offering in July 2020 at the public offering price of $14 per share and 105 shares of our common stock that RMR purchased from Andrew J. Rebholz, our former Managing Director and Chief Executive Officer, pursuant to a right of first refusal.
Relationship with SVC
We are SVC's largest tenant and SVC is our principal landlord and one of our largest stockholders. As of September 30, 2020, SVC owned 1,185 shares of our common stock, representing approximately 8.2% of our outstanding shares of common stock, which amount includes 501 shares of our common stock that SVC purchased in our underwritten public equity offering in July 2020 at the public offering price of $14 per share.
As of September 30, 2020, we leased from SVC a total of 179 travel center properties under the SVC Leases. We have also engaged in other transactions with SVC, including in connection with the Transaction Agreements. Please refer to Note 5 for more information about our relationship, agreements and transactions with SVC.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
As of September 30, 2020 and December 31, 2019, our investment in AIC had a carrying value of $12 and $298, respectively. These amounts are included in other noncurrent assets in our consolidated balance sheets. In June 2020, we received approximately $286 in connection with AIC's dissolution. We recognized income of $83 and $617 related to our investment in AIC for the three and nine months ended September 30, 2019, respectively, which was included in other expense (income), net in our consolidated statements of operations and comprehensive income (loss). Our other comprehensive (loss) income attributable to common stockholders for the three and nine months ended September 30, 2019, included our proportionate share of unrealized losses and gains on fixed income securities held for sale, which were owned by AIC, related to our investment in AIC.
For more information about these and other such relationships and certain other related party transactions, please refer to Notes 9, 13 and 14 to the Consolidated Financial Statements in our Annual Report.
Retirement and Separation Agreements
In December 2019, we and RMR entered into a retirement agreement with Mr. Rebholz. Pursuant to his retirement agreement, Mr. Rebholz continued to serve, through June 30, 2020, as a non-executive employee in order to assist in transitioning his duties and responsibilities to his successor. Under Mr. Rebholz’s retirement agreement, consistent with past practice, we paid Mr. Rebholz his current annual base salary of $300 until June 30, 2020, and we paid Mr. Rebholz a cash bonus in respect of 2019 in the amount of $1,000 in December 2019. Pursuant to the retirement agreement, after his retirement on June 30, 2020, we made an additional cash payment to Mr. Rebholz in the amount of $1,000 and fully accelerated the vesting of any unvested shares of our common stock previously awarded to Mr. Rebholz.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
At September 30, 2020, we had an accrued liability of $2,779 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $801, resulting in an estimated net amount of $1,978 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
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

10.    Inventory
Inventory as of September 30, 2020 and December 31, 2019, consisted of the following:

	September 30, 2020	December 31, 2019
Nonfuel products	$139,577	$161,560
Fuel products	21,336	35,051
Total inventory	$160,913	$196,611

11.    Reorganization Costs
On April 30, 2020, we committed to and initiated a reorganization plan, or the Reorganization Plan, to improve the efficiency of our operations. As part of the Reorganization Plan, we reduced our headcount and eliminated certain positions. On April 30, 2020, the Reorganization Plan was communicated to those employees impacted. The costs of the Reorganization Plan were $4,288, which were comprised primarily of severance, outplacement services, stock based compensation expense associated with the accelerated vesting of previously granted stock awards for certain employees and fees for recruitment of certain executive positions. During the nine months ended September 30, 2020, we recognized $4,288 of costs associated with the Reorganization Plan as selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss). As of September 30, 2020, we had a liability recognized relating to the Reorganization Plan of $45, which was included in other current liabilities in our consolidated balance sheet.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or our Annual Report. Amounts are in thousands of dollars, gallons and shares, as applicable, unless indicated otherwise.

Company Overview
As of September 30, 2020, we operated or franchised 270 travel centers, three standalone truck service facilities and 41 standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
COVID-19
In March 2020, COVID-19 was declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary declared a public health emergency in the United States in response to the outbreak. The COVID-19 pandemic and various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have had, and continue to have, a severe negative impact on the global economy, including the U.S. economy. As a result, most market observers believe the global economy and the U.S. economy are in the midst of a recession. Our business is focused on travel centers and related trucking and driver services, products and amenities. Our business benefited from being recognized by various governmental authorities as a business that provides services to essential businesses, which allowed us to continue operating our travel centers through the pandemic. Further, we also benefited from increased initial demand by businesses and households to stock up on certain products in response to the COVID-19 pandemic, which resulted in increased trucking activity to transport those goods across the United States. We experienced increased diesel fuel sales volume during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to an initial increase in demand for certain products as businesses and households stocked up on those products as the implications of the COVID-19 pandemic began to be more widely understood. Although the initial increase in demand began to decline during April 2020, we recognized increases in diesel fuel sales volume during the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, particularly due to improved market conditions within the freight industry and the success of our marketing initiatives. In addition, during the three and nine months ended September 30, 2020, we experienced increases in fuel gross margin as compared to the three and nine months ended September 30, 2019, as both diesel fuel and gasoline costs declined as a result of disagreements among certain major oil producing countries and cartels that resulted in delays in reducing, or failures to adequately reduce, oil supplies in response to the sharp drop in demand, as well as the benefit recognized in connection with the federal biodiesel blenders' tax credit, which is described further below. In addition, fuel gross margin for the nine months ended September 30, 2020, benefited from a more favorable fuel purchasing environment than the nine months ended September 30, 2019. Due to governmental stay in place orders, social distancing and other reductions in activity, demand for gasoline volume during the second half of March 2020 through September 30, 2020, declined sharply, resulting in reduced gasoline sales volume sold by us during the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, and demand for certain of our nonfuel products and services have declined. In addition, in March 2020 we temporarily closed most of our full service restaurants and limited our product offerings at some of our restaurants and travel centers. As a result, we experienced a decrease in nonfuel revenues for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019. As governments began to lift stay in place orders, we recognized increases in our truck service and store and retail services revenues for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, and we began to reopen more than half of our restaurants. In addition, gasoline sales volume for the three months ended September 30, 2020, improved on a sequential basis.

States and municipalities across the United States have generally allowed certain businesses to reopen and have generally eased certain restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time, although some states and municipalities have imposed or reimposed certain restrictions in response to increases in COVID-19 infections experienced since then. Economic data has indicated that the U.S. economy has improved since the lowest periods experienced in March and April 2020, although the U.S. gross domestic product remains below pre-pandemic levels. It is unclear whether the increases in the number of infections will continue and amplify in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy and our business.
We believe that our travel centers and the truck drivers that we serve are critical to sustaining a resilient supply chain to support essential services and daily consumption across the United States. However, if there is another economic downturn, demand for the transporting of products across the United States by trucks may decline, possibly significantly. If that occurs, our business, results of operations and financial position may become increasingly significantly negatively impacted. Further, these economic conditions may result in trucking companies being unable to continue as going concerns.
We have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, including:
•we significantly reduced our planned capital expenditures for 2020 to conserve cash and liquidity;
•we temporarily closed most of our full service restaurants, more than half of which have reopened as of September 30, 2020;
•we have rationalized our hours of operation and employment levels, including furloughing approximately 4,300 field employees, as well as approximately 120 corporate employees. Many of these employees returned to work between May and September 2020 as we began to reopen some of our full service restaurants;
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
We believe that our current financial resources and our expectations as to the future performance of the trucking industry and our operations will enable us to withstand the COVID-19 pandemic and its aftermath. As of November 3, 2020, we had:
•approximately $293,800 of cash and cash equivalents, $79,985 of which was raised through an underwritten public equity offering of our common stock that we completed in July 2020;
• $70,895 of availability under our revolving credit facility, or our Credit Facility;
•no debt maturities until 2024 when our Credit Facility is scheduled to expire;
•our ability to request that Service Properties Trust, or SVC, purchase from us qualified capital improvements we make to the travel centers we lease from SVC in return for increased rent, although SVC is not obligated to agree to make those purchases; and
•unencumbered properties, which had a net book value of $502,323 as of September 30, 2020, that may be a source for financing.

We have taken various measures to protect the health and safety of our customers, employees and other persons who visit our travel centers and restaurants. These measures include, among others:
•we have supplied masks and gloves to all of our employees;
•we are mandating masks at all of our sites and at our corporate headquarters;
•we have temporarily closed all self service food service stations in the convenience stores in most of our travel centers;
•we have increased the frequency of our routine cleaning and sanitizing schedule, as well as implemented enhanced sanitizing and cleaning procedures at our travel centers and at the fuel pumps and pin pads;
•we are following state and local health department regulations at all of our sites;
•we are encouraging customers and employees to follow CDC recommendations of practicing social distancing;
•we have advised our employees to take care of themselves and to be aware of best practices for preventive safety measures, including frequent hand washing, wearing masks, practicing social distancing when possible and staying home when feeling ill; and
•we temporarily closed all gyms and lounge areas within our travel centers, some of which we began to reopen in September 2020.
There are extensive uncertainties surrounding the COVID-19 pandemic and its aftermath. These uncertainties include, among others:
•the duration and severity of the current economic downturn;
•the strength and sustainability of any economic recovery;
•the timing and process for how the government and other market participants may continue to oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States; and
•the responses of governments, businesses and the general public to any increased levels of rates of COVID-19 infections.
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

Executive Summary of Financial Results
During the three months ended September 30, 2020 and 2019, we generated income before income taxes of $10,089 and $722, respectively. The $9,367 increase in income before income taxes was primarily due to the following factors:
•site level gross margin in excess of site level operating expense increased $12,244, which primarily resulted from a decrease in site level operating expense and an increase in fuel gross margin, partially offset by a decrease in nonfuel gross margin as a result of the impact of the COVID-19 pandemic; and
•selling, general and administrative expense decreased by $7,211, which primarily resulted from the elimination of approximately 130 positions as part of a company wide reorganization plan, or the Reorganization Plan, committed to on April 30, 2020, and a reduction in marketing expenses.

The above factors were partially offset by an increase in depreciation and amortization expense of $8,153, which primarily resulted from $6,610 of impairment charges relating to certain low performing standalone Quaker Steak & Lube, or QSL, restaurants and the $2,372 write off of certain assets related to programs that were canceled during the three months ended September 30, 2020.
During the nine months ended September 30, 2020 and 2019, we generated a loss before income taxes of $11,950 and $16,467, respectively. The $4,517 change in our loss before income taxes was primarily due to the following factors:
•site level gross margin in excess of site level operating expense increased $12,173, which primarily resulted from a decrease in site level operating expense and an increase in fuel gross margin principally as a result of a more favorable fuel purchasing environment and the $20,788 benefit recognized in connection with the federal biodiesel blenders' tax credit during the nine months ended September 30, 2020, partially offset by a decrease in nonfuel gross margin as a result of the impact of the COVID-19 pandemic;
•selling, general and administrative expense decreased $8,679, which primarily resulted from the elimination of approximately 130 positions as part of the Reorganization Plan and approximately 120 corporate employees furloughed in response to the COVID-19 pandemic, as well as a reduction in marketing expenses and travel related expenses, partially offset by $4,288 of non-recurring restructuring costs associated with the Reorganization Plan and expenses related to executive officer retirement and separation agreements; and
•real estate rent expense decreased $2,201, which was primarily the result of our acquisition in January 2019 of 20 travel centers from SVC that we previously leased from SVC, which reduced our annual minimum rent, and a decrease in percentage rent due to SVC as a result of the decrease in our nonfuel revenues during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, partially offset by $1,262 of impairment charges to our operating lease assets related to certain low performing standalone QSL restaurants.
The above factors were partially offset by an increase in depreciation and amortization expense of $16,995, which primarily resulted from the $8,072 write off of certain assets related to programs that were canceled, $6,610 of impairment charges relating to certain low performing standalone QSL restaurants, the $3,046 goodwill impairment charge recognized during the nine months ended September 30, 2020, with respect to our QSL business and the $834 write off of intangible assets associated with three franchised QSL standalone restaurants that closed during the nine months ended September 30, 2020.
Effects of Fuel Prices and Supply and Demand Factors
Our revenues and income are subject to fluctuations, sometimes material, as a result of market prices and the availability of, and demand for, diesel fuel and gasoline. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in demand that are often the result of changes in the macroeconomic environment. Also, concerted efforts by major oil producing countries and cartels to influence oil supply, as well as other actions by governments regarding trade policies, may impact fuel prices.
Over the past several years there have been significant changes in the cost of fuel. During the three and nine months ended September 30, 2020, fuel prices trended downward, declining 4.1% and 45.1%, respectively, as compared to the beginning of the periods. The decrease in fuel prices for the nine months ended September 30, 2020, primarily resulted from a 52.7% decrease in March and April 2020 as a result of the sharp decrease in demand resulting from the COVID-19 pandemic and the related economic downturn. The average fuel price during the three and nine months ended September 30, 2020, was 38.6% and 37.4%, respectively, lower than the average fuel price during the three and nine months ended September 30, 2019. We generally are able to pass changes in our cost for fuel products to our customers, but typically with a delay, such that during periods of rising fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been and during periods of falling fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been. Increases in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements.
Due to the volatility of our fuel costs and our methods of pricing fuel to our customers, we believe that fuel revenues are not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenues may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volume or in fuel gross margin, as evidenced by the three and nine months ended September 30, 2020. We therefore consider fuel sales volume and fuel gross margin to be better measures of our performance.

We believe that demand for fuel by trucking companies and motorists for a constant level of miles driven will continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels and technologies. Although we believe these factors, combined with competitive pressures, impact the level of fuel sales volume we realize, fuel sales volume increased during the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019. These increases primarily resulted from improved market conditions within the freight industry and the success of our marketing initiatives.

Factors Affecting Comparability
Reorganization Plan
On April 30, 2020, we committed to and initiated the Reorganization Plan to improve the efficiency of our operations. As part of the Reorganization Plan, we reduced our headcount and eliminated certain positions, which we expect to result in approximately $13,100 of net annual savings in selling, general and administrative expense. In addition, we have also made certain changes in our leadership and their roles and created both a corporate development and a procurement team. The costs of the Reorganization Plan were $4,288, which was comprised primarily of severance, outplacement services, stock based compensation expense associated with the accelerated vesting of previously granted stock awards for certain employees and fees for recruitment of certain executive positions. During the nine months ended September 30, 2020, we recognized $4,288 of costs associated with the Reorganization Plan as selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss). Please refer to Note 11 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our Reorganization Plan.
Growth Strategies
We have commenced numerous initiatives across our organization for the purpose of improving and enhancing operational efficiencies and profitability, including the Reorganization Plan. We believe certain other of these initiatives will increase diesel fuel and gasoline gross margin and fuel sales volume, increase market share in the truck service industry, improve merchandising and gross margin in store and retail services, improve operating effectiveness in our full service restaurants and expand our franchise base, while focusing on opportunities to further control costs in field operations.
On October 28, 2019, we entered into a multi unit franchise agreement with IHOP Franchisor LLC a subsidiary of IHOP®, or IHOP, in which we agreed to rebrand and convert up to 94 of our full service restaurants to IHOP restaurants over five years, or the IHOP Agreement. Due to the COVID-19 pandemic, we and IHOP agreed to delay the rebranding schedule by one year. Of the 94, we are obligated to convert the initial 20 full service restaurants to IHOP restaurants, with the remaining conversions at our discretion. We currently operate these full service restaurants under our Iron Skillet or Country Pride brand names. The average investment per site to rebrand these restaurants is expected to be approximately $1,400.
Since the beginning of 2019, we have entered into franchise agreements for 23 travel centers to be operated under our travel center brand names; four of these franchised travel centers began operations during 2019, two began operations during the 2020 first quarter, five began operations in the 2020 second quarter, two began operations in the 2020 third quarter, one began operations in the 2020 fourth quarter to date and we anticipate the remaining nine franchised travel centers will be added to our network by the end of 2021. In addition, we have entered into an agreement with one of these franchisees pursuant to which we expect to add two additional franchised travel centers to our network, one within five years and the other within 10 years.

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
Federal Biodiesel Blenders' Tax Credit
In December 2019, the U.S. government retroactively reinstated the federal biodiesel blenders' tax credit for 2018 and 2019, and approved the federal biodiesel blenders' tax credit through 2022. During the three and nine months ended September 30, 2020, we recognized $9,558 and $20,788, respectively, as a reduction to our fuel cost of goods sold relating to the federal biodiesel blenders' tax credit. For the remainder of 2020 through 2022, the benefit of the federal biodiesel blenders' tax credit will be included in the price we pay for biodiesel.

Seasonality
Our sales volumes are generally lower in the first and fourth quarters than the second and third quarters of each year. In the first quarter, the movement of freight by professional truck drivers as well as motorist travel are usually at their lowest levels of the calendar year. In the fourth quarter, freight movement is typically lower due to the holiday season. While our revenues are modestly seasonal, quarterly variations in our operating results may reflect greater seasonal differences as our rent expense and certain other costs do not vary seasonally. The COVID-19 pandemic and current economic conditions have, and may in the future, significantly alter the seasonal aspects of our business.

Results of Operations
All of our company operated locations are same site locations with the exception of one standalone restaurant. As a result, same site operating results are not presented as part of this discussion and analysis as they would not provide materially different information from our consolidated results.
Consolidated Financial Results
The following table presents changes in our operating results for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Revenues:
Fuel	$791,880	$1,074,680	(26.3)%	$2,244,219	$3,175,492	(29.3)%
Nonfuel	474,097	492,089	(3.7)%	1,304,674	1,409,045	(7.4)%
Rent and royalties from franchisees	3,947	3,723	6.0%	10,482	10,611	(1.2)%
Total revenues	1,269,924	1,570,492	(19.1)%	3,559,375	4,595,148	(22.5)%

Gross margin:
Fuel	80,123	79,458	0.8%	253,978	231,027	9.9%
Nonfuel	285,983	294,504	(2.9)%	791,890	855,694	(7.5)%
Rent and royalties from franchisees	3,947	3,723	6.0%	10,482	10,611	(1.2)%
Total gross margin	370,053	377,685	(2.0)%	1,056,350	1,097,332	(3.7)%

Site level operating expense	221,864	241,740	(8.2)%	655,950	709,105	(7.5)%
Selling, general and administrative expense	32,967	40,178	(17.9)%	108,171	116,850	(7.4)%
Real estate rent expense	65,226	63,911	2.1%	191,893	194,094	(1.1)%
Depreciation and amortization expense	32,299	24,146	33.8%	89,113	72,118	23.6%

Income from operations	17,697	7,710	129.5%	11,223	5,165	117.3%

Interest expense, net	7,375	7,048	4.6%	22,064	21,262	3.8%
Other expense (income), net	233	(60)	488.3%	1,109	370	199.7%
Income (loss) before income taxes	10,089	722	NM	(11,950)	(16,467)	27.4%
(Provision) benefit for income taxes	(1,432)	1,150	(224.5)%	4,222	6,819	(38.1)%
Net income (loss)	8,657	1,872	362.4%	(7,728)	(9,648)	19.9%
Less: net income for noncontrolling interest	52	40	30.0%	104	89	16.9%
Net income (loss) attributable to common stockholders	$8,605	$1,832	369.7%	$(7,832)	$(9,737)	19.6%

Three Months Ended September 30, 2020, as Compared to Three Months Ended September 30, 2019
Fuel Revenues. Fuel revenues for the three months ended September 30, 2020, decreased by $282,800, or 26.3%, as compared to the three months ended September 30, 2019. The decrease in fuel revenues was primarily due to a decrease in market prices for fuel, partially offset by an increase in fuel sales volume. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods. See "Effects of Fuel Prices and Supply and Demand Factors" for more information regarding the impact market prices for fuel has on our financial results.

	Gallons Sold	Fuel Revenues
Results for the three months ended September 30, 2019	511,679	$1,074,680
Decrease due to petroleum products price changes		(338,835)
Increase due to volume changes	43,518	56,351
Decrease in wholesale fuel sales volume	(95)	(316)
Net change from prior year period	43,423	(282,800)
Results for the three months ended September 30, 2020	555,102	$791,880
Nonfuel Revenues. Nonfuel revenues for the three months ended September 30, 2020, decreased by $17,992, or 3.7%, as compared to the three months ended September 30, 2019, primarily as a result of a decrease in revenues at both our standalone restaurants and the restaurants in our travel centers due to the temporary closure or limitation of services at those locations as a result of the COVID-19 pandemic, partially offset by increases in our store and retail services and truck service revenue and an increase in diesel exhaust fluid, or DEF, sales as a result of an increase in newer trucks on the road that require DEF.
Rent and Royalties from Franchisees. Rent and royalties from franchisees for the three months ended September 30, 2020, increased by $224, or 6.0%, as compared to the three months ended September 30, 2019, primarily as a result of the 11 franchised travel centers and three franchised standalone QSL restaurants that began operations after September 30, 2019, partially offset by the closure of three franchised standalone QSL restaurants and our purchase of one standalone QSL restaurant from a former franchisee since September 30, 2019.
Fuel Gross Margin. Fuel gross margin for the three months ended September 30, 2020, increased by $665, or 0.8%, as compared to the three months ended September 30, 2019, primarily as a result of an increase in fuel sales volume and the $9,558 benefit recognized in connection with the federal biodiesel blenders' tax credit in the three months ended September 30, 2020, partially offset by a more favorable fuel purchasing environment in the three months ended September 30, 2019, as compared to the three months ended September 30, 2020.
Nonfuel Gross Margin. Nonfuel gross margin for the three months ended September 30, 2020, decreased by $8,521, or 2.9%, as compared to the three months ended September 30, 2019, due to the decrease in nonfuel revenues as a result of the COVID-19 pandemic. Nonfuel gross margin percentage for the three months ended September 30, 2020, improved to 60.3% from 59.8% for the three months ended September 30, 2019, primarily due to a change in the mix of products and services sold and certain pricing and marketing initiatives.
Site Level Operating Expense. Site level operating expense for the three months ended September 30, 2020, decreased by $19,876, or 8.2%, as compared to the three months ended September 30, 2019, primarily due to the furloughing of approximately 4,300 field employees in response to the COVID-19 pandemic and a decrease in nonlabor costs such as maintenance, certain utilities and supplies. Site level operating expense as a percentage of nonfuel revenues improved to 46.8% for the three months ended September 30, 2020, from 49.1% for the three months ended September 30, 2019, primarily due to the decrease in both labor and nonlabor costs discussed above.
Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2020, decreased by $7,211, or 17.9%, as compared to the three months ended September 30, 2019. The decrease was primarily attributable to the elimination of approximately 130 positions as part of the Reorganization Plan and a reduction in marketing expenses.
Real Estate Rent Expense. Real estate rent expense for the three months ended September 30, 2020, increased by $1,315, or 2.1%, as compared to the three months ended September 30, 2019, primarily due to $1,262 of impairment charges to our operating lease assets related to certain low performing standalone QSL restaurants recognized during the three months ended September 30, 2020.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2020, increased by $8,153, or 33.8%, as compared to the three months ended September 30, 2019. The increase primarily resulted from $6,610 of impairment charges relating to certain low performing standalone QSL restaurants and the $2,372 write off of certain assets related to programs that were canceled during the three months ended September 30, 2020.
(Provision) Benefit for Income Taxes. We had a provision for income taxes of $1,432 for the three months ended September 30, 2020, as compared to a benefit for income taxes of $1,150 for the three months ended September 30, 2019. The change in the (provision) benefit for income taxes is primarily due to larger pretax income recognized in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.
Nine Months Ended September 30, 2020, as Compared to Nine Months Ended September 30, 2019
Fuel Revenues. Fuel revenues for the nine months ended September 30, 2020, decreased by $931,273, or 29.3%, as compared to the nine months ended September 30, 2019. The decrease in fuel revenues was primarily due to a decrease in market prices for fuel, partially offset by an increase in fuel sales volume. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods. See "Effects of Fuel Prices and Supply and Demand Factors" for more information regarding the impact market prices for fuel has on our financial results.

	Gallons Sold	Fuel Revenues
Results for the nine months ended September 30, 2019	1,485,927	$3,175,492
Decrease due to petroleum products price changes		(968,222)
Increase due to volume changes	36,405	42,564
Decrease in wholesale fuel sales volume	(2,228)	(5,615)
Net change from prior year period	34,177	(931,273)
Results for the nine months ended September 30, 2020	1,520,104	$2,244,219
Nonfuel Revenues. Nonfuel revenues for the nine months ended September 30, 2020, decreased by $104,371, or 7.4%, as compared to the nine months ended September 30, 2019, primarily as a result of a decrease in revenues at both our standalone restaurants and the restaurants in our travel centers due to the temporary closure or limitation of services, as well as a decrease in our truck service and store and retail services businesses due to a reduction in trucking activity and consumer travel, all of which were a result of the COVID-19 pandemic. In addition, the nine months ended September 30, 2019, benefited from a particularly strong financial performance in truck service and store and retail services as a result of the extreme cold weather experienced during the beginning of 2019, as compared to unseasonably mild weather experienced during the beginning of 2020. These decreases were partially offset by an increase in DEF sales as a result of an increase in newer trucks on the road that require DEF and the positive impact of certain of our marketing initiatives in our quick service restaurants.
Rent and Royalties from Franchisees. Rent and royalties from franchisees for the nine months ended September 30, 2020, decreased by $129, or 1.2%, as compared to the nine months ended September 30, 2019, primarily as a result of the closure of five franchised standalone QSL restaurants, our purchase of one standalone QSL restaurant from a former franchisee since the beginning of 2019, and the temporary closures of certain franchised standalone QSL restaurants as a result of the COVID-19 pandemic, partially offset by 13 franchised travel centers and six franchised standalone QSL restaurants that began operations since the beginning of 2019.
Fuel Gross Margin. Fuel gross margin for the nine months ended September 30, 2020, increased by $22,951, or 9.9%, as compared to the nine months ended September 30, 2019, primarily as a result of a more favorable fuel purchasing environment, primarily in the first and second quarters of 2020, the $20,788 benefit recognized in connection with the federal biodiesel blenders' tax credit in the nine months ended September 30, 2020, and an increase in fuel sales volume, partially offset by $2,840 of a one time benefit due to the reversal of loyalty award accruals recognized in connection with introducing a revised customer loyalty program during the nine months ended September 30, 2019.
Nonfuel Gross Margin. Nonfuel gross margin for the nine months ended September 30, 2020, decreased by $63,804, or 7.5%, as compared to the nine months ended September 30, 2019, due to the decrease in nonfuel revenues as a result of the COVID-19 pandemic. Nonfuel gross margin percentage was 60.7% for both the nine months ended September 30, 2020 and 2019.

Site Level Operating Expense. Site level operating expense for the nine months ended September 30, 2020, decreased by $53,155, or 7.5%, as compared to the nine months ended September 30, 2019, primarily due to the furloughing of approximately 4,300 field employees in response to the COVID-19 pandemic and a decrease in nonlabor costs such as maintenance, certain utilities and supplies, partially offset by cash bonuses we paid to certain employees who continued to work at our locations during the COVID-19 pandemic and an increase in medical and workers compensation claims expense. Site level operating expense as a percentage of nonfuel revenues was 50.3% for both the nine months ended September 30, 2020 and 2019.
Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2020, decreased by $8,679, or 7.4%, as compared to the nine months ended September 30, 2019. The decrease was primarily due to the elimination of approximately 130 positions during the nine months ended September 30, 2020, as part of the Reorganization Plan, the furloughing of approximately 120 corporate employees in response to the COVID-19 pandemic and a reduction in marketing expenses and travel related expenses. These decreases were partially offset by $4,288 of non-recurring restructuring costs associated with the Reorganization Plan and expenses related to executive officer retirement and separation agreements.
Real Estate Rent Expense. Real estate rent expense for the nine months ended September 30, 2020, decreased by $2,201, or 1.1%, as compared to the nine months ended September 30, 2019. The decrease was primarily the result of our purchase of 20 travel centers we previously leased from SVC in January 2019, which reduced our annual minimum rent due to SVC by $43,148, and a decrease in percentage rent due to SVC as a result of the decrease in our nonfuel revenues during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, partially offset by $1,262 of impairment charges to our operating lease assets related to certain low performing standalone QSL restaurants recognized during the nine months ended September 30, 2020.
Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2020, increased by $16,995, or 23.6%, as compared to the nine months ended September 30, 2019. The increase primarily resulted from the $8,072 write off of certain assets related to programs that were canceled, $6,610 of impairment charges relating to certain low performing standalone QSL restaurants, a $3,046 goodwill impairment charge recognized during the nine months ended September 30, 2020, with respect to our QSL business, and the $834 write off of intangible assets associated with three franchised standalone QSL restaurants that closed during the nine months ended September 30, 2020.
Benefit for Income Taxes. We had a benefit for income taxes of $4,222 and $6,819 for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the benefit for income taxes is primarily due to a decrease in our pretax loss recognized in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, and a reduction in certain income tax credits.

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
We believe that the primary risks we currently face with respect to our operating cash flow are:
•the potential continuing negative impacts from the COVID-19 pandemic, including if the United States experiences a prolonged and significant decline in economic activity that continues to reduce demand for our products and services;
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
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $280,442 at September 30, 2020, and net cash provided by operating activities of $213,572 for the nine months ended September 30, 2020, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities. We believe, however, we have sufficient financial resources to fund operations for the foreseeable future.
Lease Amendments and Travel Center Purchases
In January 2019, we acquired from SVC 20 travel centers we previously leased from SVC for $309,637, which includes $1,437 of transaction related costs, and we and SVC amended our five leases, which provided for, among other things, a $43,148 reduction in our annual minimum rent payments and payment by us in 16 equal quarterly installments, which began on April 1, 2019, of deferred rent that aggregate to $70,458 to fully satisfy and discharge our previous deferred rent obligation. Please refer to Note 5 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about these lease amendments.
Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on July 19, 2024. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At September 30, 2020, based on our qualified collateral, a total of $89,037 was available to us for loans and letters of credit under the Credit Facility. At September 30, 2020, there were no borrowings outstanding under the Credit Facility but we had outstanding $18,142 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $70,895 available for our use as of that date. At September 30, 2020, we were in compliance with all covenants of the Credit Facility. As of November 3, 2020, there were no borrowings outstanding under the Credit Facility and $70,895 available under the Credit Facility for our use as of that date.

IHOP Secured Advance Note
Concurrent with entering into the IHOP Agreement, we entered into a Secured Advance Note with IHOP, or the IHOP Note, pursuant to which we can borrow up to $10,000 in connection with the costs to convert our full service restaurants to IHOP restaurants. As of September 30, 2020, there were no loans outstanding under the IHOP Note.
West Greenwich Loan
On February 7, 2020, we entered into a 10 year term loan for $16,600 with The Washington Trust Company, or the West Greenwich Loan. The West Greenwich Loan is secured by a mortgage encumbering one of our travel centers located in West Greenwich, Rhode Island. The interest rate is fixed at 3.85% for five years based on the five year Federal Home Loan Bank rate plus 198 basis points, and will reset thereafter. The West Greenwich Loan requires us to make principal and interest payments monthly. The proceeds from the West Greenwich Loan were used for general business purposes. We may, at our option with 60 days prior written notice, repay the loan in full prior to the end of the 10 year term plus, if repaid prior to February 7, 2023, a nominal penalty. Please refer to Note 6 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the West Greenwich Loan.
Underwritten Public Equity Offering
On July 6, 2020, we received net proceeds of $79,985, after $291 of offering costs and $5,124 of underwriting discounts and commissions, from the sale and issuance of 6,100 shares of common stock in an underwritten public equity offering. We intend to use the net proceeds from this offering to fund deferred maintenance and other capital expenditures necessary to enhance property conditions and implement growth initiatives, for working capital and for general corporate purposes. Please refer to Note 3 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the underwritten public equity offering.

Sources and Uses of Cash
During the nine months ended September 30, 2020 and 2019, we had net cash inflows from operating activities of $213,572 and $92,272, respectively. The $121,300 increase was primarily due to the collection of $69,893 of the federal biodiesel blenders' tax credit recognized during 2019, an increase in cash generated from working capital and an increase in operating cash flow during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.
During the nine months ended September 30, 2020 and 2019, we had net cash outflows from investing activities of $37,389 and $373,414, respectively. The $336,025 decrease primarily resulted from our purchase for $309,637 of 20 travel centers we previously leased from SVC during the nine months ended September 30, 2019, and a reduction in capital expenditures during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Please refer to Note 5 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our transactions with SVC.
In response to the COVID-19 pandemic and the current economic conditions, we reduced our capital expenditure plan for 2020 in order to preserve our liquidity from the previous budget of $118,905 to approximately $68,000. As revised, our current budget for 2020 capital expenditures is largely focused on maintenance and essential items.
During the nine months ended September 30, 2020 and 2019, we had cash inflows and outflows from financing activities of $87,031 and $763, respectively. The $87,794 increase primarily resulted from the $79,985 proceeds received from the underwritten public equity offering and $16,600 proceeds received under the West Greenwich Loan during the nine months ended September 30, 2020, partially offset by a $7,900 repayment of our borrowings under our Credit Facility during the nine months ended September 30, 2020.

Related Party Transactions
We have relationships and historical and continuing transactions with SVC, The RMR Group LLC, or RMR, and others related to them. For example: SVC is our former parent company, our principal landlord and one of our largest stockholders; RMR provides management services to both us and to SVC; Adam. D. Portnoy, the Chair of our Board of Directors and one of our Managing Directors, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc., a managing director, president and chief executive officer of The RMR Group Inc. and an officer and employee of RMR; and, as of September 30, 2020, SVC and RMR owned approximately 8.2% and 4.3%, respectively, of our outstanding shares of common stock. Our other Managing Director and Chief Executive Officer, Jonathan M. Pertchik, and certain of our other officers and SVC’s managing trustees and officers are also officers and employees of RMR. We also have relationships and historical and continuing transactions with other companies to which RMR or its subsidiaries provide management services and some of which may have directors, trustees and officers who are also directors, trustees or officers of us, SVC or RMR and some of our Directors and officers serve as trustees, directors or officers of these companies.
For further information about these and other such relationships and related party transactions, please refer to Notes 5, 7 and 8 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, please refer to the section captioned "Risk Factors" of our Annual Report for a description of risks that may arise as a result of these and other related party transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related parties, including our business management agreement with RMR and our various agreements with SVC are available as exhibits to our filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related parties, including businesses to which RMR or its subsidiaries provide management services.

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
For example, in August 2016 the EPA and the National Highway Traffic Safety Administration established final regulations intended to phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty trucks. Under the current Presidential Administration, the EPA and the U.S. Department of Transportation have rolled back various rules relating to greenhouse gas emissions and fuel efficiency standards for trucks and other motor vehicles, including portions of the rule discussed above. It is difficult to predict what, if any, further changes to existing rules will ultimately occur as a result of federal executive or legislative action or as a result of related legal challenges and, if changes occur, what impact those changes would have on our industry, us or our business. In addition, the California Air Resources Board, or CARB, routinely considers rulemaking activity the purpose of which is to make heavy duty truck fleets operating in the state more fuel efficient and less polluting. The current Presidential Administration has challenged CARB's ability to take such actions, and legal challenges remain to the enforceability of CARB's rulemaking. Because of the size of the California market and economy, fleet rules adopted by CARB frequently have influence throughout the United States. We may not be able to completely offset the loss of business we may suffer as a result of increasing engine efficiency and other fuel conservation and pollution reduction efforts under federal or state rules or as a result of other existing or future regulation or changes in customer demand.

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
For further information about these and other environmental and climate change matters, and the related risks that may arise, please refer to the disclosure under the heading "Environmental Contingencies" in Note 9 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2020.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2020, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•Our operating results for the three and nine months ended September 30, 2020, reflect certain improvements such as increases in fuel gross margin, as compared to the three and nine months ended September 30, 2019. This may imply that we will increase or maintain these improvements and that we will be profitable in the future. However, certain of these improvements resulted from unique items that may not occur in the future. In addition, customer demand and competitive conditions, among other factors, may significantly impact our fuel sales volume and the costs of our fuel products may increase in the future because of inflation or other reasons. If we are not able to pass increases in fuel costs to our customers, our fuel gross margin may decline. In fact, since we became a public company in 2007, we have been able to produce only occasional profits and we have accumulated significant losses. We may be unable to produce future profits and our losses may increase;
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
•We have commenced numerous initiatives which we believe will improve and enhance our operational efficiencies and profitability, increase diesel fuel and gasoline gross margin and fuel sales volume, increase market share in the truck service industry, improve merchandising and gross margin in store and retail services, improve operating effectiveness in our full service restaurants and expand our franchise base. However, we may not be able to recognize the improvements to our operating results that we anticipate. In addition, the costs incurred to complete the initiatives may cost more than we anticipate;
•We recognized increases in our store and retail services, truck service and diesel exhaust fluid revenues during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This may imply that we will increase or maintain these improvements and that we will be profitable in the future. However, customer demand and competitive conditions, among other factors, may significantly impact our nonfuel sales. In addition, many parts of the United States have experienced increased numbers of COVID-19 infections and that development may result in adverse economic consequences that may adversely affect us, our customers and our business. If nonfuel sales volume declines, if we are not able to pass increases in nonfuel costs to our customers or if our nonfuel sales mix changes in a manner that negatively impacts our nonfuel gross margin, our nonfuel revenues or our nonfuel gross margin may decline;
•We have incurred costs to support our anticipated business growth. This statement may imply that these costs will result in increased revenues and us receiving the expected return on our investments in growing our business. However, these costs may exceed any increased revenue we may receive from this growth or the returns on these investments may be less than expected;
•We expect to recognize annual cost savings of approximately $13.1 million as a result of the Reorganization Plan. However, we may not realize or maintain the cost savings we expect;

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
•We expect to expand our network by entering into new franchise agreements. However, we may not succeed in entering these agreements and the commencement and stabilization of any new franchisees may not occur or may be delayed, and these franchises may not be successful or generate the royalties for us that we expect;
•We have a Credit Facility with a current maximum availability of $200.0 million. The availability of this maximum amount is subject to limits based on our qualified collateral, including our eligible cash, accounts receivable, inventory, equipment and intangible assets that varies in amount from time to time. Accordingly, our borrowing and letter of credit availability at any time may be less than $200.0 million. At September 30, 2020, based on our eligible collateral at that date, our borrowing and letter of credit availability was $89.0 million, of which we had used $18.1 million for outstanding letters of credit. The maximum amount available under the Credit Facility may be increased to $300.0 million, the availability of which is subject to limits based on our available collateral and lender participation. However, if we do not have sufficient collateral or if we are unable to identify lenders willing to increase their commitments or join our Credit Facility, we may not be able to increase the size of our Credit Facility or the availability of borrowings when we may want or need to do so;
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
Our business, operations, financial results and liquidity have been materially adversely impacted by the COVID-19 pandemic, and it is not known what the duration of this pandemic will be or what its ultimate impact on us and our business will be.
COVID-19 has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.
A variety of factors related to the COVID-19 pandemic have caused, and are expected to continue to cause, a decline in travel and demand for diesel fuel and gasoline, including but not limited to (i) restrictions on travel and public gatherings imposed by governmental entities and employers; (ii) a decline in the demand for products as a result of certain stay in place practices and reduced hours of operation for businesses, including restaurants and other retail stores; (iii) widespread work from home arrangements; (iv) closed or reduced factory operations; (v) the postponement or cancellation of industry conventions and conferences, music and arts festivals, sporting events and other large public gatherings; and (vi) negative public perceptions of travel and public gatherings in light of the perceived risks associated with the COVID-19 pandemic. The reduced economic activity resulting from these and other factors has and will continue to negatively impact our fuel sales volume and nonfuel sales.
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
•our inability to execute improvements to our properties due to a construction moratorium or decrease in available construction workers or construction activity, including required inspectors and governmental personnel for permitting and other requirements, or due to a need for us to maintain our liquidity;

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
•we temporarily closed most of our full service restaurants, more than half of which have reopened as of September 30, 2020;
•we have rationalized our hours of operation and employment levels, including furloughing approximately 4,300 field employees, as well as approximately 120 corporate employees, many of whom have returned to work between May and September 2020 as we began to reopen some of our full service restaurants;
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
If we experience an ownership change, our net operating loss and tax credit carryforwards, which currently are expected to be utilized to offset future taxable income, may be subject to limitations on usage or elimination. Our governing documents impose restrictions on the transfer and ownership of our shares of common stock that are intended to help us preserve the tax treatment of our net operating loss and tax credit carryforwards; however, we cannot be sure that these restrictions will be effective. Please refer to our Annual Report for a discussion of the risks related to our ownership limitations under the heading "Risks Arising from Certain of Our Relationships and Our Organization and Structure."
We may not realize the benefits we expect from our recently implemented workforce reduction plan.
On April 30, 2020, we implemented a workforce reduction, pursuant to which we eliminated approximately 130 positions and repositioned certain of our management staff. We expect to realize approximately $13.1 million of net annual savings as a result, not including the separation costs of $4.3 million incurred as a result of the plan. Although we believe these actions appropriately position our current work staff and organization, we cannot be sure they will. Our business may be harmed if it turns out that we eliminated too many positions. In addition, we may not be able to maintain our expected cost savings if we need to later adjust to add more staffing or outsourced personnel in response to changed business conditions or otherwise. In addition, we may incur costs in excess of our estimates regarding the plan, including if litigation in connection with the plan arises. As a result, we may not realize the benefits we expect from the workforce reduction plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2020.

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2020	—	$—	—	$—
August 2020	—	—	—	—
September 2020	1,268	17.56	—	—
Total	1,268	$17.56	—	$—
(1) During the quarter ended September 30, 2020, all common stock purchases were made to satisfy share award recipients' tax withholding and payment obligations in connection with the vesting of awards of shares of common stock, which were repurchased by us based on their fair market value on the repurchase date.

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

TravelCenters of America Inc.

		By:	/s/ Peter J. Crage
Date:	November 4, 2020		Name:	Peter J. Crage
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)