Form 10-K
period 2020-12-31
TravelCenters of America Inc. /MD/
filed 2021-02-26
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the shares of common stock, $0.001 par value, or common stock, of the registrant held by non-affiliates was $95.8 million based on the $15.40 closing price per share of common stock on The Nasdaq Stock Market LLC on June 30, 2020. For purposes of this calculation, an aggregate of 2,074,996 shares of common stock held directly by, or by affiliates of, the directors and the officers of the registrant, plus 1,184,797 shares of common stock held by Service Properties Trust, have been included in the number of shares of common stock held by affiliates.
Number of the registrant's shares of common stock outstanding as of February 25, 2021: 14,571,018.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, or our definitive Proxy Statement.

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
•Our operating results for the year ended December 31, 2020, reflect certain improvements over the same period last year. This may imply that we will increase or maintain these improvements and that we will be profitable in the future. However, certain of these improvements resulted from unique items that may not occur in the future. In addition, customer demand and competitive conditions, among other factors, may significantly impact our fuel and nonfuel revenues and the costs of our fuel and nonfuel products may increase in the future because of inflation or other reasons. If fuel gross margin per gallon, or fuel or nonfuel sales volume, decline, if we are not able to pass increases in fuel or nonfuel costs to our customers or if our nonfuel sales mix changes in a manner that negatively impacts our nonfuel gross margin, our nonfuel revenues or our fuel and nonfuel gross margin may decline. In fact, since we became a public company in 2007, we have been able to produce only occasional profits and we have accumulated significant losses. We may be unable to produce future profits and our losses may increase;
•Our travel centers have been recognized as a provider of services to essential businesses by many public authorities, which has allowed us to continue operating most of our businesses during the COVID-19 pandemic. This may imply that we will continue to be designated as a provider of services to essential businesses; however, we could lose that designation, which could result in our having to close or reduce operations at certain or all of our travel centers for an indefinite period;
•We have commenced numerous initiatives that we believe will improve and enhance our operational efficiencies and profitability, increase diesel fuel and gasoline gross margin and fuel sales volume, increase market share in the truck service industry, improve merchandising and gross margin in store and retail services, improve operating effectiveness in our food service offerings and expand our franchise base. However, we may not be able to recognize the improvements to our operating results that we anticipate. In addition, the costs incurred to complete these initiatives may cost more than we anticipate;
•We may not realize the growth in our business that we anticipate. Further, the costs we have incurred in anticipation and in support of, and in preparation for, this anticipated growth may exceed any increased revenue we may realize from any growth we may achieve or the returns on these investments may be less than expected;
•We expect to recognize annual cost savings of approximately $13.1 million as a result of the company wide reorganization plan, or the Reorganization Plan. However, we may not realize or maintain the cost savings we expect;
•We recognized savings in site level operating expense and selling, general and administrative expense in 2020 as compared to 2019. However, we may not realize or maintain all of those cost savings in the future;
•We expect that locations we acquire, develop or renovate will produce stabilized financial results after a period of time following acquisition, development or renovation. This statement may imply that stabilization of our acquired, developed or renovated sites will occur as expected, and if so, will generate increased operating income. Our ability to operate these acquired, developed or renovated locations profitably depends upon many factors, some of which are beyond our control. Accordingly, these locations may not generate increased operating income and we may not realize, or it may take longer than we expect to realize, the returns we expect;

•Our belief that, as of the date of this Annual Report, we had sufficient financial resources to fund operations for the foreseeable future. The COVID-19 pandemic has significantly negatively impacted the U.S. economy; if the current economic conditions continue for a sustained period or worsen, our business, results of operations and financial condition may be materially adversely impacted, which may result in our not having sufficient financial resources to fund operations for the foreseeable future;
•We plan to continue to invest in existing locations and may invest in new locations. An implication of this statement may be that we have or will have sufficient capital to make the investments we have identified as well as other investments that we have not yet identified. However, we cannot be certain that we will have sufficient capital for such investments. In addition, our growth strategies and business require regular and substantial capital investments. Our capital expenditures plan for 2021 contemplates aggregate investments in a range of $175.0 million to $200.0 million targeted towards improving and growing our core travel center business. The amount and timing of capital expenditures are often difficult to predict and may cost more than anticipated. Unanticipated projects may arise and cause us to spend more than currently anticipated. Some capital projects take more time to complete than anticipated. As a result of market conditions or other considerations, we may defer certain capital projects and any such deferrals may harm our business or require us to make larger capital expenditures in the future;
•We expect to invest capital into relationships with companies that supply, distribute or store electric, hydrogen or other non-fossil fuel, alternative energy resources. We may decide not to invest capital into these relationships and these relationships may not materialize or become beneficial;
•We expect to expand our network by increasing our franchise business. However, the successful expansion of this business will depend on our ability to increase the number of sites available for franchising, to identify qualified franchisees and to enter into franchising agreements with those franchisees on agreeable terms. Further, the success of any franchise arrangements will depend on the ability of the franchisees to profitably operate those franchises;
•We expect to realize increased sales from our truck service programs and have incurred costs to hire and train additional truck service personnel to support that planned increase in sales. Our truck services are subject to significant and increasing competition. We may not realize the increased sales from our truck service programs that we expect and any increased sales we may realize may not exceed the increased costs we incur;
•We have a revolving credit facility, or our Credit Facility, with a current maximum availability of $200.0 million. The availability of this maximum amount is subject to limits based on our qualified collateral, including our eligible cash, accounts receivable, inventory, equipment and intangible assets that varies in amount from time to time. Accordingly, our borrowing and letter of credit availability at any time may be less than $200.0 million. At December 31, 2020, based on our eligible collateral at that date, our borrowing and letter of credit availability was $86.8 million, of which we had used $16.8 million for outstanding letters of credit. The maximum amount available under the Credit Facility may be increased to $300.0 million, the availability of which is subject to limits based on our available collateral and lender participation. However, if we do not have sufficient collateral or if we are unable to identify lenders willing to increase their commitments or join our Credit Facility, we may not be able to increase the size of our Credit Facility or the availability of borrowings when we may want or need to do so; and
•We entered into a multi unit franchise agreement with IHOP Franchisor LLC, a subsidiary of IHOP®, or IHOP, to rebrand and convert up to 94 of our full service restaurants, or FSRs, to IHOP restaurants. However, we are only obligated to convert the initial 20 FSRs to IHOP, with the remaining conversions at our discretion. We may fail to convert those 20 initial restaurants and may determine not to convert some or all of the remaining 74 restaurants. The timing and costs for these conversions may exceed our expectations and we may fail to complete these conversions in accordance with the schedule, or at all.
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
•Trucking companies have incurred, and may incur additional, increased labor costs to retain and hire truck drivers, which may reduce the amount these companies are willing to pay for our products and services;
•Compliance with, and changes to, federal, state and local laws and regulations, including those related to tax, employment and environmental matters, accounting rules and financial reporting standards, payment card industry requirements and similar matters may increase our operating costs and reduce or eliminate our profits;
•We are routinely involved in litigation. Discovery during litigation and court decisions often have unanticipated results. Litigation is usually expensive and can be distracting to management. We cannot be certain of the outcome of any of the litigation matters in which we are or may become involved;
•Acts of terrorism, geopolitical risks, wars, public health crises, such as the ongoing COVID-19 pandemic, or other man made or natural disasters beyond our control may adversely affect our financial results; and
•Although we believe that we benefit from our relationships with our related parties, including Service Properties Trust, or SVC, the RMR Group LLC, or RMR, and others affiliated with them, actual and potential conflicts of interest with related parties may present a contrary perception or result in litigation, and the benefits we believe we may realize from the relationships may not materialize.
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

PART I

Item 1. Business
Business Overview
TravelCenters of America Inc. is a Maryland corporation. Prior to August 1, 2019, we were organized as a Delaware limited liability company. For further discussion of the general development of our business, please see Item 1. "Business" in our Annual Report on Form 10-K for the year ended December 31, 2019. As of December 31, 2020, we operated or franchised 316 travel centers, standalone truck service facilities and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.

As of December 31, 2020, our business included 271 travel centers in 44 states in the United States and the province of Ontario, Canada, primarily along the U.S. interstate highway system, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of these travel centers, we owned 51, we leased 181, we operated two for a joint venture in which we owned a noncontrolling interest and 37 were owned or leased from others by our franchisees. We operated 232 of our travel centers and franchisees operated 39 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as a wide range of truck repair and maintenance services, diesel exhaust fluid, or DEF, FSRs, quick service restaurants, or QSRs, and various customer amenities.
As of December 31, 2020, our business included three standalone truck service facilities operated under the "TA Truck Service" brand name. Of these standalone truck service facilities, we leased two and owned one. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
As of December 31, 2020, our business included 42 standalone restaurants in 12 states in the United States operated primarily under the "Quaker Steak & Lube," or QSL, brand name. Of these standalone restaurants, we operated 14 restaurants (four we owned, eight we leased, one we operated for one of our franchisees and one we operated for a joint venture in which we owned a noncontrolling interest) and 28 were owned or leased from others and operated by our franchisees. We have entered into an agreement to sell our QSL business, which includes 41 of our standalone restaurants, for approximately $5.0 million, excluding costs to sell and certain closing adjustments. This sale is expected to close during the 2021 first quarter; however, it is subject to certain conditions. Accordingly, we cannot be certain that we will complete this sale, that this sale will not be delayed or that the terms will not change. For more information about the sale of our QSL business, please refer to Note 3 to the Consolidated Financial Statements in Part IV, Item 15. of this Annual Report.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of December 31, 2020, we employed approximately 13,150 people on a full time basis and 4,700 people on a part time basis at our travel centers, standalone truck service facilities and standalone restaurants and we employed an additional 874 people in field management, corporate and other roles to support our locations. Approximately 47 of our employees at two travel centers are represented by unions. For more information regarding our employees, please refer to "Human Capital Resources" below.
Recent Significant Events
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States and many states and municipalities declared public health emergencies. Various governmental responses attempting to contain and mitigate the spread of the virus have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy.

In varying degrees, states and municipalities across the United States have generally allowed businesses to reopen and have generally eased restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time. Recently, some states and municipalities have re-imposed certain restrictions in response to increases in COVID-19 infections. Economic data has indicated that the U.S. economy has improved since its lowest periods in March and April 2020, although the U.S. gross domestic product remains below pre-pandemic levels. It is unclear whether the increases in the number of COVID-19 infections will continue to escalate and, if so, what the impact of that would be on human health and safety, the economy and our business.
Our business is focused on travel centers and related trucking and driver services, products and amenities. Our business benefited from increased demand for e-commerce and from being recognized by various governmental authorities as a provider of services to essential businesses which allowed us to continue operating most aspects of our travel centers, except for many of our FSRs and casinos, through the pandemic. Further, we also benefited from increased initial demand by businesses and households to stock up on certain products in response to the COVID-19 pandemic, which resulted in increased trucking activity to transport those goods across the United States.
We have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, including:
•we significantly reduced our planned capital expenditures for 2020 to conserve cash and liquidity;
•we temporarily closed most of our FSRs, more than half of which had reopened as of December 31, 2020. However, as a result of the recent increase in COVID-19 infections in several states, we have closed or plan to re-close certain of our restaurants;
•we have rationalized our hours of operation and employment levels, including furloughing approximately 4,300 field employees, and approximately 120 corporate employees. Many of these employees returned to work between May and December 2020 as we began to reopen some of our FSRs, though some employees may again be subject to furlough if certain of our restaurants are re-closed;
•we have implemented enhanced sanitizing and cleaning procedures at our travel centers in accordance with the U.S. Centers for Disease Control and Prevention, or the CDC, guidance; and
•we have been actively engaging with government authorities, our industry association, customers, suppliers and other vendors to try to best execute our business during the pandemic.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including:
•our trucking customers and their ability to withstand the current economic conditions;
•our operations, liquidity and capital needs and resources;
•conducting financial modeling and sensitivity analyses;
•actively communicating with our customers, vendors and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts; and
•monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us, our franchisees or our tenants to enable us and them to operate through the current economic conditions and enhance our franchisees' ability to pay us royalties and our tenants' ability to pay us rent.
We believe that our current financial resources and our expectations as to the future performance of the trucking industry and our operations will enable us to withstand the COVID-19 pandemic and its aftermath. As of February 25, 2021, we had:
•approximately $491.3 million of cash and cash equivalents, which included $80.0 million of net proceeds raised through an underwritten public equity offering of our common stock completed in July 2020 and $190.1 million of net proceeds from our new $200.0 million term loan facility, or our Term Loan Facility, completed in December 2020;
•approximately $70.0 million of availability under our Credit Facility;
•no debt maturities until 2024 when our Credit Facility is scheduled to expire; and
•our ability to request that SVC purchase from us qualified capital improvements we make to the travel centers we lease from SVC in return for increased rent, although SVC is not obligated to agree to make those purchases.

We have taken various measures to protect the health and safety of our customers, employees and other persons who visit our travel centers and restaurants. These measures include, among others:
•we have supplied masks and gloves to all of our employees;
•we are mandating that masks be worn at all of our sites and at our corporate headquarters;
•we have temporarily closed all self service food stations in the travel stores in most of our travel centers;
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
As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our and our customers', vendors' and other stakeholders' businesses, operations, financial results and financial position. For further information on the impact the COVID-19 pandemic has had on our business and risks relating to the COVID-19 pandemic and its aftermath on us and our business, please refer to Item 1A. "Risk Factors" and Part II, Item 7. “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in this Annual Report.

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
•the amount of deferred rent obligation to be paid to SVC was reduced from $150.0 million to $70.5 million, payable in 16 equal quarterly installments, which commenced on April 1, 2019; and
•commencing with the year ended December 31, 2020, we began to pay to SVC an additional amount of percentage rent equal to one-half percent (0.5%) of the excess of the annual nonfuel revenues at leased sites over the nonfuel revenues for each respective site for the year ending December 31, 2019.

The lease amendments are further described in Note 8 to the Consolidated Financial Statements included in Part IV, Item 15. of this Annual Report.
Reorganization Plan
On April 30, 2020, we committed to and initiated the Reorganization Plan to improve the efficiency of our operations. As part of the Reorganization Plan, we reduced our headcount and eliminated certain positions, which we expect to result in approximately $13.1 million of net annual savings in selling, general and administrative expense. In addition, we made certain changes in our leadership and their roles and created both a corporate development team and a procurement team. The non-recurring costs of the Reorganization Plan were $4.3 million, which were comprised primarily of severance, outplacement services, stock based compensation expense associated with the accelerated vesting of previously granted stock awards for certain employees and fees for recruitment of certain executive positions. These costs were recognized in selling, general and administrative expense in our consolidated statements of operations and comprehensive (loss) income during the year ended December 31, 2020. Please refer to Note 16 to the Consolidated Financial Statements included in Part IV, Item 15. of this Annual Report for more information about the Reorganization Plan.
Transformation Plan
During the 2020 second quarter, we commenced a strategic transformation consisting of numerous initiatives across our organization, including the Reorganization Plan, to enhance operations, strengthen our financial position, reduce costs and expand our nationwide network by increasing our franchising business, or the Transformation Plan. These initiatives included significant leadership appointments of qualified candidates who bring new and valuable experiences as well as initiative, critical skills and new visions and approaches to our business. Key among these initiatives was the creation of a centralized procurement group to drive economies of scale in pricing, increased leverage in vendor negotiations and ultimately lead to substantial purchasing savings and a streamlined operation. Other key initiatives are focused in areas of liquidity, identifying opportunities for realizing both costs savings and increased revenues, including merchandising in the convenience stores, internal distribution of merchandise delivery, truck repair training and staffing and information technology, or IT, systems.
Recent Financing Activities
On July 6, 2020, we received net proceeds of $80.0 million, after $0.3 million offering costs and $5.1 million underwriting discounts and commissions, from the sale and issuance of 6.1 million shares of our common stock in an underwritten public equity offering. On December 14, 2020, we entered into a $200.0 million Term Loan Facility that is secured by a pledge of all the equity interests of substantially all of our wholly owned subsidiaries and a pledge of substantially all of our other assets and the assets of such wholly owned subsidiaries. We expect to use the net proceeds from our equity offering and the Term Loan Facility to fund deferred maintenance and other capital expenditures necessary to enhance property conditions and implement updates to key IT infrastructure, growth initiatives consistent with our Transformation Plan and general business purposes. Please refer to Note 7 and 9 to the Consolidated Financial Statements included in Part IV, Item 15. of this Annual Report for more information about our Term Loan Facility and underwritten public equity offering, respectively.
Growth and Cost Control Strategies
We have commenced numerous initiatives across our organization under our Transformation Plan for the purpose of expanding our travel center network, improving and enhancing operational efficiencies and profitability and in support of our core mission to "Return every traveler to the road better than they came." We believe these and certain other initiatives will expand our franchise base, increase diesel fuel and gasoline gross margin and fuel sales volume, increase market share in the truck service industry, improve merchandising and gross margin in store and retail services and improve operating effectiveness in our food service offerings while focusing on opportunities to continue to control costs in field operations.
Our growth strategies are focused on both extending our travel center network and on expanding our scope of products and services as well as the customer segments we serve in a way that enhances and compliments our travel center product and service offerings. Our strategies exclude investing in assets and businesses that are beyond or unrelated to our current asset base and product offerings.
We intend to extend our travel center network by adding travel centers to our network through franchising, new build development and acquisitions.

We also intend to expand our scope of products and services and our customer segments through investments of capital and human resources in our truck service business, particularly our Road Squad®, TechOn-Site® and Commercial Tire Network™ programs. Each of these programs, as further described below under the heading "Operations – TA Truck Service," can service our traditional long haul trucking customers as well as other truck owner customers we historically have not served.
Our recent franchising, development and acquisition activities are summarized as follows:
Travel Centers. Since the beginning of 2019, we entered into franchise agreements covering 33 travel centers to be operated under our travel center brand names, including 21 new agreements in 2020. Four of these franchised travel centers began operations during 2019, 10 began operations during 2020, one began operations thus far in 2021 and we anticipate the remaining 18 franchised travel centers will begin operations by the end of the 2022 first quarter.
Typical improvements we make at recently added travel centers include adding truck repair facilities and nationally branded QSRs, paving parking lots, rebranding gasoline offerings, replacing outdated fuel dispensers, installing DEF dispensing systems, adding biodiesel blending, changing signage, installing point of sale and other IT systems and general building and cosmetic upgrades. The cost of capital improvements to recently purchased travel centers are often substantial and require a long period of time to plan, design, permit and complete; and, after being completed, the improved travel centers require a period of time to become part of our customers' supply networks and produce stabilized financial results. We estimate that the travel centers we acquire generally will reach financial stabilization approximately three years after completion of improvements, but actual results can vary widely from this estimate due to many factors, some of which are outside our control, and we cannot be certain that acquired locations will operate profitably.
On October 28, 2019, we entered into a multi unit franchise agreement with IHOP in which we agreed to rebrand and convert up to 94 of our FSRs to IHOP restaurants over five years, or the IHOP Agreement. Due to the COVID-19 pandemic, we and IHOP agreed to delay the rebranding schedule by one year. Of the 94, we are obligated to convert the initial 20 FSRs to IHOP restaurants, with the remaining conversions at our discretion. We opened one location in January 2020 and are currently proceeding with the conversion of five additional locations. We currently operate these FSRs under our Iron Skillet or Country Pride brand names. The average investment per site to rebrand these restaurants is expected to be approximately $1.4 million. In addition, we are carefully evaluating other opportunities to drive value within our full service restaurants.
Other Acquisitions. During the two years ended December 31, 2020, we acquired one parcel of land on which we or one of our franchisees plans to develop a TA Express branded travel center and opened one standalone truck service facility for a total investment of $1.8 million, including costs of renovations and equipment.
Please refer to Note 3 to the Consolidated Financial Statements in Part IV, Item 15. of this Annual Report for more information about our acquisitions during 2020 and 2019.
Our Travel Centers
Our typical TA or Petro branded travel center includes:
•over 24 acres of land with parking for approximately 200 tractor trailers and 100 cars;
•a FSR and one or more QSRs that we operate as a franchisee under various brands;
•a truck repair facility and parts shop;
•multiple diesel and gasoline fueling points, including DEF dispensers at the diesel lanes; and
•a travel store, game room, lounge and other amenities for professional truck drivers and motorists.
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

Our travel center locations offer a broad range of products and services designed to appeal to our customers, including:
•Fuel. We sell unbranded diesel fuel at separate truck fueling lanes and we sell gasoline and diesel fuel at motorist fuel islands. As of December 31, 2020, we offered branded gasoline at approximately 259 of our locations and unbranded gasoline at eight of our travel centers operated by our franchisees and two of our travel centers operated by us.
•Diesel Exhaust Fluid. DEF is an additive that is required by most truck engines manufactured after 2010. As of December 31, 2020, we offered DEF from dispensers on the diesel fueling island at approximately 263 of our travel centers and plan to have DEF dispensers available in all lanes at our travel centers by the end of 2021.
•Full Service Restaurants and Quick Service Restaurants. Most of our TA and Petro branded travel centers have both FSRs and QSRs, and our TA Express branded travel centers have one or more QSRs that offer customers a wide variety of nationally recognized branded food choices. The substantial majority of our FSRs within our travel centers are operated under our Iron Skillet® and Country Pride® brands and offer menu table service. At certain travel centers we have converted the FSR to a franchised brand, such as IHOP®, Black Bear Diner®, Fuddruckers® and Bob Evans®. We are in the process of considering rebranding up to 94 of our FSRs currently operated under the Iron Skillet® and Country Pride® brand names to IHOP®. We also operate approximately 51 different brands of QSRs, including Popeye's Chicken & Biscuits®, Subway®, Burger King®, Taco Bell®, Pizza Hut®, Dunkin' Donuts® and Starbuck's Coffee®. As of December 31, 2020, approximately 193 of our travel centers included a FSR, approximately 180 of our travel centers offered at least one QSR and there were a total of approximately 467 QSRs in our 271 travel centers.
•Truck Service. Most of our travel centers have truck repair and maintenance facilities. Our 246 truck repair and maintenance facilities typically have between two and eight service bays and are staffed by service technicians employed by us or our franchisees. These shops generally operate 24 hours per day, 365 days per year and offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes, wheel alignments and tire repair to specialty services such as diagnostics and repair of air conditioning, brakes and electrical systems and diesel filter cleaning. Our repair and maintenance services are generally covered by our warranty. Most of our truck repair and maintenance facilities provide some warranty work on Daimler Trucks North America, or Daimler, brand trucks through our participation in the Freightliner ServicePoint® and Western Star ServicePoint® programs, as described under the heading "Operations – Daimler Agreement" below. In addition to work we perform at our facilities, we also provide roadside emergency truck repair, call center and off site truck repair and maintenance services, as described under the heading "Operations – TA Truck Service" below.
•Travel Stores. Travel stores located at our travel centers typically have a selection of over 5,500 items, including packaged food and snack items, beverages, non-prescription drug and beauty supplies, batteries, automobile accessories, and music and video products. Each travel store also has a "to go" bar offering fresh brewed coffee, hot dogs, prepared sandwiches and other prepared foods. The travel stores in our travel centers also sell items specifically designed for the truck driver's "on the road" lifestyle, including laundry supplies, clothing, truck accessories and a variety of electronics.
•Parking. Many of our travel centers offer the Reserve-It!® parking program, which allows drivers to reserve for a fee a parking space in advance of arriving at a travel center. As of December 31, 2020, we offered the Reserve-It!® parking program at 228 of our travel centers and we had dedicated a total of approximately 6,500 parking spaces for this program. These reserved parking spaces comprise an average percentage of the total parking spaces per site of approximately 15.9%.
•Additional Driver Services. We believe that trucking fleets can improve the retention and recruitment of truck drivers by directing them to visit large, high quality, full service travel centers with plentiful overnight parking such as ours. We offer commercial trucker and other customer loyalty programs, the principal program being the UltraOne® Program, that are similar to frequent shopper programs offered by other retailers. Under our loyalty programs, drivers receive points for diesel fuel purchases and for selected nonfuel products and services. These points may be redeemed for discounts on nonfuel products and services at our travel centers. In addition, we publish a magazine called RoadKing® which includes articles and advertising of interest to professional truck drivers. Some of our travel centers offer casino gaming. We strive to provide a consistently high level of service and amenities to professional truck drivers at all of our travel centers, which we believe make our travel centers an attractive choice for trucking fleets. Most of our travel centers provide truck drivers the amenities including:
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
Operations
Fuel. We sell fuel to our customers at prices that we establish daily or are indexed to market prices and reset daily. For the year ended December 31, 2020, diesel fuel and gasoline revenues represented approximately 86.3% and 13.7%, respectively, of our total fuel revenues. For the year ended December 31, 2020, approximately 89.5% of our diesel fuel sales volume was sold at discounts to posted prices under pricing arrangements with fleet customers. We have numerous sources for our diesel fuel and gasoline supply, including nearly all of the large oil companies operating in the United States. We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and generally are reset daily. By establishing diesel fuel supply relationships with several alternate suppliers for most locations, we believe we are able to effectively create competition for our purchases among various diesel fuel suppliers. We also believe that purchasing arrangements with multiple diesel fuel suppliers may help us avoid product outages during times of diesel fuel supply disruptions. At some locations, however, there are few suppliers for diesel fuel in that market and we may have only one viable supplier. Generally we have single sources of supply for gasoline at each of our locations. We offer biodiesel at a number of our travel centers and have a limited number of suppliers for this product at those sites.
A large majority of truck drivers use a payment method known as truck "fuel cards" that allow truck drivers to purchase fuel and other products and services, and permits trucking companies to track fuel and other purchases made by their drivers throughout the United States. Most of our trucking customers transact business with us by use of these fuel cards, most of which are issued by third party fuel card companies. Currently, the fuel card industry has only two significant participants, FleetCor Technologies, Inc., the parent of Comdata Inc., or Comdata, and its subsidiaries, or FleetCor, and WEX Inc., and its subsidiaries, or WEX. Also, we have a joint venture with Love's Travel Stops & Country Stores, Inc., or Love's, in which we both own a 50.0% interest in QuikQ LLC, or QuikQ, an independent full-service fuel payment solutions provider, which is currently used by a limited number of our trucking customers. We believe almost all trucking companies use only a single fuel card provider and have become increasingly dependent upon the data, reports and other services provided by their respective sole fuel card provider to manage their fleets and simplify their data processing.
Generally, our fuel purchases are delivered directly from suppliers' terminals to our locations and we do not contract to purchase substantial quantities of fuel to hold as inventory; however, we may do so in the future. We generally have only a few days of diesel fuel and gasoline inventory at our travel centers. We believe our exposure to market price increases for diesel fuel and gasoline is partially mitigated by the significant amount of our diesel fuel and gasoline sales that are sold under arrangements that include pricing formulae that reset daily and are indexed to market prices and by us generally not purchasing fuel for delivery other than on the date of purchase. We historically have not engaged in any fixed or hedged price fuel contracts.
Non-Fossil Fuel and Alternative Energy. In anticipation of the possible changes that may eventually affect our industry regarding fuel and energy use, we are evaluating our long term strategies to position ourselves to efficiently and successfully adapt to these changes. These industry changes may include increasing adoption of the use of non-fossil fuel and alternative energy. Among these changes may be the use of electric vehicle technologies, which have been led initially by the automotive and light duty truck industries and more recently followed by leaders in commercial trucking, as well as hydrogen fuel, natural gas and other possible sources. While we believe that we are in the preliminary stages of evaluating these changes, we believe that a defined strategy, with dedicated internal resources, is important as we position ourselves to successfully incorporate these changes into our business. While we are currently increasing our biodiesel blending capabilities, as well as expanding our ability to offer DEF at the pump, we are also preparing for the future. This preparation may include dedicated internal leadership, the possibility of the creation of joint ventures and partnerships, as well as the potential for direct capital investments in infrastructure. One current example is that we are preparing to offer hydrogen fuel for sale at one of our sites, and we continue to actively explore other opportunities regarding alternative fuels and energy.

Nonfuel Products. We have many sources for the large variety of nonfuel products that we sell. We have developed supply relationships with several suppliers of certain nonfuel products, including Daimler for truck parts, Bridgestone Corporation, Continental AG, Cooper Tire and Rubber Company, Goodyear Tire and Rubber Company, Michelin North America, Inc. and Yokohama Tire Corporation for truck tires, Core-Mark Holding Company Inc. for tobacco and other travel stores products, U.S. Foods for restaurant food products and ExxonMobil Oil Corporation, Equilon Enterprises LLC doing business as Shell Oil Products U.S., or Shell, and Chevron Corporation for lubricants. We maintain two distribution centers to distribute certain nonfuel products to our locations using a combination of contract carriers and our fleet of trucks and trailers. We believe these distribution centers allow us to purchase, maintain and transport inventory and supplies at lower costs.
TA Truck Service. In addition to the truck repair and maintenance services provided at our travel centers, we also provide customers a wide variety of "off site" repair and maintenance services, as described below.
•Road Squad® is a roadside truck service program that operates 24 hours per day, seven days per week. As of December 31, 2020, this program included a fleet of approximately 627 heavy duty professionally maintained emergency vehicles equipped with GPS technology at our travel centers and other sites and third party roadside service providers in 50 U.S. states and 12 Canadian provinces with a total of approximately 2,550 locations. We centrally dispatch our service trucks and third party service providers from our call center to assist customers with comprehensive repair services when they are unable to bring their trucks to our travel centers due to a break down. We also provide outsourced call center services to trucking fleets and other truck owners in place of their internal call centers, which customers may use on a full time basis or for only a portion of a day, on certain days of the week or for certain designated periods. As of December 31, 2020, we provided outsourced call center services to 107 customers, including 66 on a full time basis.
•TechOn-Site® offers truck and trailer mobile maintenance and repair services performed by certified technicians at customer facilities, with a fleet of approximately 280 trucks in service as of December 31, 2020. TechOn-Site® is designed to be a "bay on wheels" fully stocked with standard and specialty parts and state of the art technology that offers various services such as pre-trip truck inspections, U.S. Department of Transportation required inspections, tire repair and replacement, electric systems checks, brake inspections, truck refurbishings and complete lubrication services.
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

We believe that although the travel center and truck stop industry is highly fragmented, with approximately 6,300 travel centers and truck stops in the United States, the largest trucking fleets tend to purchase the majority of their fuel from us and our two largest competitors. Based on the number of locations, Pilot Travel Centers LLC, or Pilot, Love's and TA are the three largest companies focused principally on the travel center industry. We believe that in recent years, both of our principal competitors, Pilot and Love's, added significantly more travel centers to their networks than we added to our network, and in some cases, competition from new sites added by Pilot and Love's has impacted our unit results. Nevertheless, we believe we are able to compete successfully in part because many of our travel centers were originally developed years ago when prime real estate locations along the U.S. interstate highway system were more readily available than they are today, which we believe would make it difficult to fully replicate our travel center business, and also in part because of our full service offerings and larger locations that are not often replicated by our principal competitors. We compete with other travel center and truck stop chains based primarily on diesel fuel prices and the quality, variety and pricing of our nonfuel products, services and amenities.
Our truck repair and maintenance facilities compete with other providers of truck repair and maintenance facilities, including some at Pilot and Love's locations. These two competitors have increased their respective numbers of truck repair and maintenance facilities and service offerings over the past several years. For truck maintenance and repair services, we also compete with regional full service travel center and smaller truck stop chains, full service independently owned and operated travel centers and truck stops, fleet maintenance terminals, independent garages, truck and commercial tire dealerships, truck quick lube facilities and other parts and service centers. We also compete with other FSRs, QSRs, mass merchandisers, electronics stores, drugstores, gasoline stations and convenience stores. Some truck fleets own their own fuel and repair and maintenance facilities; however, we believe the long term trend has been toward a reduction in these facilities in favor of obtaining fuel and repair and maintenance services from third parties like us. We believe that we are able to compete successfully because we offer consistent, high quality products and services, and our nationwide travel centers provide an advantage to large trucking fleets, particularly long haul trucking fleets, by enabling them to (i) take advantage of efficiencies afforded by the wide array of products and services our travel centers provide for their equipment and their drivers and (ii) reduce the number of their suppliers by routing their trucks through our travel centers nationwide.
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
SVC Leases. Pursuant to the SVC Leases, we lease 144 properties under the TA Leases and 35 properties under the Petro Lease. One of our subsidiaries is the tenant under the leases, and we guarantee the tenant's obligations under the leases.
Term. The TA Leases expire on December 31, 2029, 2031, 2032 and 2033, respectively. The Petro Lease expires on June 30, 2035. We may extend each of these leases for up to two additional periods of 15 years.
Annual Minimum Rent. As of December 31, 2020, our aggregate annual minimum rent payable to SVC under the SVC Leases was $243.9 million. We may request that SVC purchase approved renovations, improvements and equipment additions we make at the leased properties, in return for an increase in our annual minimum rent equal to the amount paid by SVC multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. SVC is not required to purchase any improvements and we are not required to sell any improvements to SVC. During the years ended December 31, 2020 and 2019, we did not sell to SVC any improvements we made to properties leased from SVC.
Percentage Rent. Under the SVC Leases, we incur percentage rent payable to SVC. The percentage rent is 3.5% of the excess of nonfuel revenues for any particular year over the percentage rent base year amount.
Deferred Rent. Under the SVC Leases, we owed deferred rent to SVC in an aggregate amount of $70.5 million, which became payable in 16 equal quarterly installments beginning April 1, 2019. The total amount of deferred rent outstanding as of December 31, 2020, was $39.6 million. Interest does not accrue on this deferred rent obligation, subject to exceptions. This deferred rent obligation may be accelerated by SVC and become due on an earlier date and interest shall begin to accrue thereon upon the occurrence of certain events, including a change of control of us.

Other terms of the SVC Leases have not materially changed since December 31, 2019. For more information about the terms of the SVC Leases, please refer to Part I, Item 1. "Business – Our Leases with SVC" in our Annual Report on Form 10-K for the year ended December 31, 2019, and Note 8 to the Consolidated Financial Statements in Part IV, Item 15. of this Annual Report.
Relationships with Franchisees
We have lease and franchise agreements with lessees and owners of travel centers and standalone restaurants. We collect rent and franchise, royalty, advertising and other fees under these agreements. The table below summarizes by state information as of December 31, 2020, regarding branding and ownership of the travel centers and standalone restaurants our franchisees operate and excludes travel centers and standalone restaurants we operate. Information about the locations we operate is included in Item 2. of this Annual Report.

	Brand Affiliation:					Ownership of Sites By:
	TA	TA Express	Petro	QSL(1)	Total	TA	Franchisee or Others(1)
Alabama	1	—	1	—	2	1	1
Arizona	—	1	—	—	1	—	1
Florida	1	—	—	1	2	—	2
Georgia	—	1	—	—	1	—	1
Illinois	—	—	1	—	1	—	1
Iowa	1	—	—	1	2	—	2
Kansas	1	—	1	—	2	—	2
Kentucky	—	—	—	1	1	—	1
Louisiana	—	—	—	1	1	—	1
Minnesota	—	—	2	—	2	—	2
Missouri	2	—	2	—	4	—	4
North Carolina	—	—	1	—	1	—	1
North Dakota	—	1	1	—	2	—	2
Ohio	1	—	1	10	12	—	12
Oregon	1	1	—	—	2	—	2
Pennsylvania	1	—	—	9	10	—	10
South Carolina	—	—	—	1	1	—	1
South Dakota	—	3	—	—	3	—	3
Tennessee	1	—	—	1	2	—	2
Texas	1	5	—	—	6	1	5
Utah	—	1	—	—	1	—	1
Virginia	1	—	2	2	5	—	5
West Virginia	—	—	—	1	1	—	1
Wisconsin	1	—	1	—	2	—	2
Total	13	13	13	28	67	2	65
(1) As of December 31, 2020, our QSL business was classified as held for sale. This sale is expected to close in the 2021 first quarter; however, it is subject to certain conditions. Accordingly, we cannot be certain that we will complete this sale, that this sale will not be delayed or that the terms will not change. For more information regarding the sale of our QSL business, please refer to Note 3 to the Consolidated Financial Statements in Part IV, Item 15. of this Annual Report.

Since the beginning of 2019, we entered into franchise agreements covering 33 travel centers to be operated under our travel center brand names, 21 of which were signed in 2020. Four of these franchised travel centers began operations during 2019, 10 began operations during 2020, one has opened thus far in 2021 and we anticipate the remaining 18 franchised travel centers will begin operations by the end of the 2022 first quarter. The table below summarizes by state information regarding branding for the remaining franchised travel enters we anticipate to begin operations.

	Brand Affiliation:
	TA	TA Express	Petro	Total
Alabama	—	—	1	1
California	3	5	—	8
Georgia	—	1	1	2
Illinois	—	1	—	1
Kansas	—	1	—	1
Tennessee	—	1	1	2
Texas	—	2	—	2
Wisconsin	—	1	—	1
Total	3	12	3	18

TA, TA Express and Petro Franchise Agreements and Franchise Lease Agreements
Our franchise agreements with regard to TA, TA Express and Petro travel centers and our lease agreements with regard to our two leased franchised travel centers have not materially changed since December 31, 2019. For more information about the terms of those franchise agreements, please refer to Part I, Item 1. “Business – TA, TA Express and Petro Franchise Agreements” and “Business – Franchisee Lease Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2019.

QSL Franchise Agreements

As of December 31, 2020, we classified our QSL business, which includes our 28 standalone franchised restaurants, as held for sale. We have entered into an agreement to sell this business for approximately $5.0 million, excluding costs to sell and subject to certain closing adjustments. This sale is expected to close during the 2021 first quarter; however, it is subject to certain conditions. Accordingly, we cannot be certain that we will complete this sale, that this sale will not be delayed or that the terms will not change. For more information about the sale of our QSL business, please refer to Note 3 to the Consolidated Financial Statements in Part IV, Item 15. of this Annual Report.

Our franchise agreements with regard to our QSL business have not materially changed since December 31, 2019. For more information about the terms of those franchise agreements, please refer to Part I, Item 1. “Business – Relationships with Franchisees” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
For further information about these and other environmental and climate change matters, see the disclosure under the heading "Environmental Contingencies" in Note 14 to the Consolidated Financial Statements included in Part IV, Item 15. of this Annual Report. In addition, for more information about these environmental and weather events and climate change matters and about the risks which may arise as a result, see elsewhere in this Annual Report, including "Warning Concerning Forward-Looking Statements," Item 1A. "Risk Factors," and Part II, Item 7. "Management's Discussion and Analysis – Environmental and Climate Change Matters."
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

Holders of beneficial interests of our voting securities are subject to licensing or suitability investigations by the relevant gaming authorities under various circumstances including, generally, service on our Board of Directors, the attainment of certain levels of ownership of a class of our voting securities, or involvement in the gaming operations of or influence over us or our licensed subsidiaries. Persons or entities seeking to acquire control of us or our operation of the license are subject to prior investigation by and approval from the relevant gaming authorities. Any beneficial owner of our voting securities, regardless of the number of shares owned, may be required by a relevant gaming authority to file an application and have their suitability reviewed in certain circumstances, including if the gaming authority has reason to believe that such ownership of our voting securities would otherwise be inconsistent with its state's gaming laws. In some jurisdictions, the applicant must pay all costs of investigations incurred in connection with such investigations. Additionally, in the event of a finding by a relevant gaming authority that a person or entity is unsuitable to be an owner of our securities, such person would be prohibited from, among other things, receiving any dividend or interest upon such securities, exercising any voting right conferred through such securities or continuing to hold our securities beyond such period of time as may be prescribed by such gaming authority, managing the licensed business and, in some cases, the stockholders may be required to divest themselves of our voting securities.
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
Seasonality
Our sales volume is generally lower in the first and fourth quarters than the second and third quarters of each year. In the first quarter, the movement of freight by professional truck drivers as well as motorist travel are usually at their lowest levels of each calendar year. In the fourth quarter, freight movement is typically lower due to the holiday season. While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences as our real estate rent expense and certain other costs do not vary seasonally. The COVID-19 pandemic and current economic conditions have significantly altered, and may in the future impact, the seasonal aspects of our business, including that we did not realize in 2020 the increased business we typically experience in the fourth quarter.
Human Capital Resources
Our core mission is to “Return every traveler to the road better than they came.” Our five values, Welcoming, Empathetic, Integrity, Openness and Team Player, define the behaviors we expect from our employees and we maintain and enforce our Diversity Statement. We have a longstanding history of supporting the professional truck drivers who keep the U.S. economy moving and those who have served our country, including both retired and active-duty military. We are committed to supporting the local communities we serve.
During 2020, we embarked on a company wide Reorganization Plan that included senior leadership appointments, resulting in an experienced and strategic management team tasked with improving our operational efficiency, profitability and diversity.

As of December 31, 2020, we employed approximately 18,700 employees with 4.8% employed at our corporate headquarters and 95.2% across 249 locations throughout the United States. Approximately 70.3% of our field employees were classified as full-time employees and the average tenure of our employees was four years. We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, national or ethnic origin, age, marital status, ancestry, sex, gender, pregnancy, gender identity or expression, sexual orientation, mental or physical disability, handicap, military service or veteran status, genetic information or membership in any other category protected by applicable federal, state or local law. Diversity and inclusion are an important part of our hiring, retention and development programs. As of December 31, 2020, 47.2% and 37.0% of our employees were female and non-white, respectively, and 43.0% and 29.0% of our Board of Directors were female and non-white, respectively.
Our employee engagement, immersion and training initiatives center around our Mission Vision & Values. Our recruiting, on-boarding and retention programs and development and on-going training programs currently include the following:
•National Training Center. We maintain a national training center in Lodi, Ohio where we host educational programs to develop employees by teaching new skills and relevant technological changes.
•Manager in Training Program. This training program assists non-management and new management employees in learning the skills and experience to help enable them to advance their career and benefit our business and operations. During the year ended December 31, 2020, 364 field employees were promoted from non-manager to management level positions.
•Healthy Journeys Wellness Plan. We value the health and well-being of all our employees. For this reason, we offer the Healthy Journeys Wellness Program to help eligible employees and their spouses manage their health while controlling their family's healthcare costs. The program includes many resources to support wellness, including online health courses and a smoking cessation program.
•Educational Assistance Plan. Eligible employees can participate in TA’s Educational Assistance Plan for tuition reimbursement. We pay up to 75.0% of the cost of tuition and certain fees for any approved course taken by a regular full-time employee at an accredited high school, university or college, trade, business or correspondence school. Eligible truck service technicians who graduated from a certified technical school and have education related loan repayment obligations can also earn funds to repay their loan.
Intellectual Property
We own the "Petro Stopping Center®" and "Quaker Steak & Lube®" names and related trademarks and various trade names used in our business including "Road Squad®", "TechOn-Site®", "UltraOne®", "Iron Skillet®", "Reserve-It!®", "eShop®" and others. We have the right to use the "TA®", "TA Express®", "TravelCenters of America®", TA Commercial Tire Network™", "Country Pride®" and certain other trademarks, which are owned by SVC, during the term of each TA Lease. We also license certain trademarks used in the operation of certain of our restaurants. We believe that these trademarks are important to our business, but that they could be replaced with alternative trademarks without significant disruption in our business except for the cost of such changes, which may be significant.

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

Item 1A. Risk Factors
Summary of Risk Factors

Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•The COVID-19 pandemic has significantly, adversely impacted aspects of our business and may have a material adverse impact on us;
•A majority of our revenue comes from fuel sales, which generate low gross margins;
•Technological advances, including those that increase fuel efficiency and the use of alternative fuels, may lead customers to purchase less fuel and visit our travel centers less frequently;
•Increased fuel prices, fuel price volatility or an interruption in our fuel supply may adversely affect our results;
•There is limited competition among fuel card providers, which may adversely affect our ability to negotiate fees and increase prices to offset expenses;
•Our financial results are dependent on the demand for trucking services in the United States, which may decline if the U.S economy declines;
•A large percentage of our revenue is concentrated in a few large customers;
•Additional environmental regulations and market reaction to climate change concerns may decrease the demand for diesel fuel, and our compliance with such regulations and attempts to respond to those concerns may be expensive;
•We have substantial indebtedness and fixed rent obligations;
•We may be subject to increases in our interest rates, as well as adverse changes in fiscal policies and credit conditions;
•Any failure, inadequacy, interruption or security breach of our information technology could harm our business;
•Compliance with data privacy and security laws may be expensive;
•Our labor costs cannot easily be reduced and the passage of minimum wage laws, health insurance requirements or similar legislation will likely cause costs to rise;
•Our insurance may not adequately cover our potential losses;

•Changing market conditions, practices and U.S. trade policies may negatively affect our business;
•We may not be able to execute or fund our business and growth strategies;
•Acquisitions or development projects may be more difficult, time consuming or costly than anticipated and the anticipated benefits of such acquisitions and projects may not be realized;
•Provisions in our charter, bylaws, material agreements, licenses, and permits may prevent or delay a change in our control; and
•Our stock has experienced significant price and trading volume volatility and may continue to do so.
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
Risks Related to Our Business
The COVID-19 pandemic has significantly, adversely impacted aspects of our business and it may ultimately have a material adverse impact on us.
The COVID-19 pandemic has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.
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
Thus far, we have experienced increased diesel fuel sales volumes during the COVID-19 pandemic because of increased demand for e-commerce, which has resulted in increased truck freight delivery. Further, being recognized as a provider of services essential to businesses by various government entities has allowed us to keep our travel centers open for business during the COVID-19 pandemic. However, if the current economic conditions resulting from the COVID-19 pandemic continue or worsen, or if they fail to sufficiently and sustainably improve after the pandemic ends, demand for truck freight delivery may decline and we may experience declines in our diesel fuel sales volumes. In addition, during the COVID-19 pandemic, we closed most of our FSRs and furloughed staff starting in March 2020. We have since reopened many of those FSRs; however, additional restrictions imposed by various governmental entities in response to recent increases in COVID-19 infections have curtailed our restaurant operations, and in some cases, has resulted in our closing certain of our restaurants. Additionally, we have incurred additional costs in response to the COVID-19 pandemic, including for enhancing cleaning and sanitizing, personal protective equipment for staff and increased compensation for certain staff during the pandemic.
We cannot accurately predict the extent and duration of the pandemic or the severity and duration of its economic impact. Potential consequences of the unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility affecting us, include, but are not limited to:
•declines in the market price of our common stock;
•our inability to comply with financial covenants that could result in our defaulting under certain of our debt agreements;
•our failure to pay interest and principal when due under our outstanding debt, which may result in the acceleration of payment for our outstanding debt and our possible loss of our Credit Facility;
•our inability to access debt and equity capital on attractive terms, or at all;
•increased risk of our and our customers' and suppliers' inability to weather an extended cessation of normal economic activity, thereby impairing our or their ability to continue functioning as a going concern and increasing the risk of default or bankruptcy for us or them;

•our inability to operate our business if the health of our management personnel and other employees is affected, particularly if a significant number of individuals are impacted; and
•reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact our and our customers' and suppliers' continued viability and the demand for our products and services.
Further, the extent and strength of any economic recovery after the COVID-19 pandemic ends is uncertain and subject to various factors and conditions. Recently, the U. S. Food and Drug Administration, or FDA, issued Emergency Use Authorizations for certain COVID-19 vaccines. It is unknown when these vaccines or other therapeutic treatments for COVID-19 will become widely available and administered and if they will be effective. Our business, operations and financial position may continue to be negatively impacted after the COVID-19 pandemic ends and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.
The actions we have taken, and those we may take, in response to the COVID-19 pandemic may not be sufficient to avoid substantial harm to our business.
We have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, including:
•we reduced our capital expenditures during 2020 to conserve cash and liquidity;
•we raised $85.4 million of additional equity;
•we raised $200.0 million of additional debt financing;
•we rationalized our hours of operation and employment levels, including furloughing many field and corporate employees during parts of 2020;
•we temporarily closed most of our FSRs, many of which have reopened, although certain FSRs have temporarily re-closed;
•we have implemented enhanced sanitizing and cleaning procedures at our travel centers in accordance with the U.S. Centers for Disease Control and Prevention guidance; and
•we have been actively engaging with government authorities, our customers, suppliers and other vendors to try to best execute our business during the pandemic.
There can be no assurance that these actions or others that we may take will be successful or that they will enable us to maintain sufficient liquidity and withstand the current economic challenges. Further, certain actions we have taken may limit our ability to quickly return to operating at levels prior to the COVID-19 pandemic. For example, if we experience delays in certain actions, such as furloughed employees deciding not to return if and when we request that they do so or we may decide to re-close certain of our FSRs.
Our operating margins are low.
Our operating margins are low. Fuel sales comprise the majority of our revenues and generate low gross margin percentages. A small percentage decline in our future revenues or increase in our future costs, especially revenues and costs related to fuel, may cause our profits to decline or us to incur losses. Fuel prices and sourcing have historically been volatile, which may increase the risk of declines in revenues or increases in costs. Shifts in customer demand for our products and services, including as a result of increased fuel conservation practices or use of alternative fuels, or heightened competition could cause our operating margins to narrow further and we may incur losses. Our operating margins will also be negatively impacted by increases in transaction and other fees we are required to pay to fuel card providers if we cannot pass along those increased fees to our customers without adversely affecting demand.

Disruptive technologies, including those that increase fuel efficiency of motor vehicle engines or change truck freight delivery practices, and the use of other fuel conservation practices and alternative fuels may adversely impact our business.
The largest part of our business consists of selling motor fuel. Truck and other vehicle manufacturers and our customers continue to focus on technological innovations to improve motor vehicle fuel efficiency and conserve fuel. The development of new technologies, such as truck platooning, or the electronic linking of trucks with a lead vehicle, heat and kinetic energy recovery technologies, substantially lighter "super trucks" and higher efficiency motor fuels could result in significant increases in fuel efficiency. In addition, advances in alternative fuel technologies, such as electric motor vehicle engines that do not require diesel fuel and hybrid electric-diesel/gasoline engines, may lead to their greater adoption by the trucking industry and other motorists. Government regulation may encourage or require the improved fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels. If our customers purchase less motor fuel because their trucks or other vehicles operate more fuel efficiently or use alternative fuels, our financial results may decline and we may incur losses unless we are able to offset the declines by selling substitute or other products or services, gaining market share, increasing our gross margins per gallon of fuel sold or reducing our operating costs. It is unclear whether we will be able to operate our travel centers profitably if the amount of motor fuels used by the U.S. trucking industry or other motorists declines.
Another significant part of our business is the sale of nonfuel products and services to drivers who visit our locations, often in connection with purchasing fuel. If customers require fewer stops to refuel due to the technological innovations described above or driverless motor vehicle technologies result in fewer individual drivers on the U.S. interstate highways, our customer traffic and sales of nonfuel products may decline. Such reductions may materially and adversely affect our sales and our business.
Fuel price increases and fuel price volatility could negatively affect our business.
Increasing fuel prices and fuel price volatility have several adverse impacts upon our business. First, high fuel prices result in higher truck shipping costs. This causes shippers to consider alternative means for transporting freight, which reduces trucking business and, in turn, reduces our business. Second, high fuel prices cause our trucking customers to seek cost savings throughout their businesses. This has resulted in many of our customers implementing measures to conserve fuel, including purchasing trucks that have more fuel efficient engines, employing alternative fuel or other technologies, lowering maximum driving speeds and employing other practices to conserve fuel, such as truck platooning and reduced truck engine idling, which measures reduce total fuel consumption and in turn reduce our fuel sales volume. Third, higher fuel prices may result in less disposable income for our customers to purchase our nonfuel products and services. Fourth, higher and more volatile fuel commodity prices increase the working capital needed to maintain our fuel inventory and receivables, which increases our costs of doing business. Further, increases in fuel prices may place us at a cost disadvantage to our competitors that may have larger fuel inventory or are able to realize greater fuel volume purchasing discounts or execute forward contracts during periods of lower fuel prices. If fuel commodity prices or fuel price volatility increase, our financial results may worsen.
Declines in and volatility of global oil market prices may negatively impact our fuel supplies.
In the first half of 2020, the global market prices for oil experienced sharp declines and volatility. Factors that caused such declines and volatility included sharp reductions in demand for, and oversupply of, fuel as a result of the COVID-19 pandemic and resulting global economic slowdown, as well as disagreements among major oil producing nations, such as Saudi Arabia and Russia. Decreased demand for oil may result in oil producers reducing their production. In addition, if the price of oil becomes too low for a sustained period, major oil refineries in the United States may continue to decrease their operations and capacities. If this were to occur, there may arise a shortage of, or longer lead time for us to obtain, fuel supplies. We typically maintain only up to a few days of fuel inventory at our travel centers. As a result, we could face fuel supply shortages. In addition, if oil production and refinery capacity are reduced, that may lead to increases in fuel prices. Increases in fuel prices may reduce our fuel margins and require us to fund increased amounts of working capital, which would adversely impact our results of operations and liquidity.
An interruption in our fuel supplies would materially adversely affect our business.
To mitigate the risks arising from fuel price volatility, we generally maintain limited fuel inventory. Accordingly, an interruption in our fuel supplies would materially adversely affect our business. Interruptions in fuel supplies may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, by weather related events, such as hurricanes in the areas where petroleum or natural gas is extracted or refined, or by national or international conditions, such as government rationing, strategic decisions by major oil producing nations and cartels, acts of terrorism or wars. Further, our fuel suppliers may fail to provide us with fuel due to these or other reasons. Any limitation in available fuel supplies or on the fuel we can offer for sale may cause our profits to decline or us to experience losses.

Limited competition among third party fuel card companies could adversely affect our business.
Limited competition in the fuel card industry and the increasing dependence of trucking companies on their fuel card providers could adversely affect our business. Most of our trucking customers use fuel cards issued by third party fuel card companies to purchase fuel from us. The fuel card industry has only two significant participants, Comdata and WEX, and we cannot easily substitute an alternative fuel card for trucking companies to use to acquire fuel at our locations. We believe almost all trucking companies use only a single fuel card provider with which they have a direct negotiated contractual relationship and trucking companies have become increasingly dependent upon the data, reports and other services provided by their respective fuel card provider to manage their fleets and simplify their data processing. Any effort to convince trucking companies to use an alternative card at our locations requires significant time, expense and coordination with the provider of that alternative card, and may not be successful. We recently renewed our agreement with Comdata, which is now scheduled to expire on December 4, 2026 and thereafter will renew automatically for one year terms, unless terminated prior to the date of such automatic renewal. In addition, our agreement with WEX is scheduled to expire on November 6, 2021, and thereafter, will renew automatically for successive two year terms, in each case, unless terminated prior to the date of such automatic renewal. Our agreements with Comdata and WEX may be terminated and we may not be able to renew our agreements or enter into new agreements with them. Further, any renewal or new agreement we may enter with either of them may be on terms that are materially less favorable to us than our current agreements with them. If Comdata or WEX increase the fees we are required to pay, we may not be able to recover the increased expense through higher prices to customers, and our business, financial condition and results of operations may be materially adversely affected.
Our financial results are affected by U.S. trucking industry economic conditions.
The trucking industry is the primary customer for our products and services. Demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks usually declines, and in turn demand for our products and services typically declines, which could significantly harm our results of operations and financial condition.
The industries in which we operate are highly competitive.
We believe that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel from us or our largest competitors at travel centers and truck stops that are located at or near interstate highway exits. Based on the number of locations, Pilot and Love's are our largest competitors. They may have greater financial and other resources than we do, which may facilitate their ability to compete more effectively. Increased competition between the major competitors in the travel center and truck stop business could result in a reduction of our gross margins or an increase in our expenses or capital improvement costs, which could negatively affect our profitability and our liquidity. We believe that, in recent years, both of our principal competitors, Pilot and Love's, added significantly more travel centers to their networks than we added to our network, and in some cases, competition from new sites added by Pilot and Love's have negatively impacted our unit results.
Further, the truck repair and maintenance service industry is highly competitive. Such services can be obtained by trucking companies and truck drivers from a variety of sources, including national and regional truck repair and maintenance facilities and roadside assistance fleets, full service travel centers, truck stop chains, fleet maintenance terminals, independent garages, truck and commercial tire dealerships, truck quick lube facilities and other parts and service centers. In addition, some trucking companies operate their own terminals to provide repair and maintenance services to their own trucking fleets and drivers. Pilot and Love's have increased their respective numbers of truck repair and maintenance facilities and their roadside assistance fleets over the past several years and should this trend continue, our competitive position could be weakened. Some of our competitors in the truck repair and maintenance service business may have more resources or lower costs than we do and may have vertically integrated businesses, which may provide them competitive advantages.
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

We are dependent upon certain customers for a significant portion of our truck service revenue, and the loss of, or significant reduction in services to, these customers would adversely affect our results of operations.
For the year ended December 31, 2020, truck services performed for one customer accounted for 8.2% of our total gross truck service revenue. We expect this customer concentration to continue for the foreseeable future. The loss of this large customer or a significant reduction in sales to them could adversely affect our business, financial condition and results of operations.
Climate change and other environmental legislation and regulation and market reaction thereto may decrease demand for diesel fuel and require us to make significant changes to our business and to make capital or other expenditures.
Climate change and other environmental legislation and regulations, including those addressing greenhouse gas emissions, and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our major product, diesel fuel, and may require us to make significant capital or other expenditures. Federal and state governments require manufacturers to limit emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency's, or the EPA's, gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel. Further, legislative and regulatory initiatives requiring increased truck fuel efficiency have accelerated in the United States and these mandates have and may continue to result in decreased demand for diesel fuel. For example, although the prior U.S. Presidential Administration rolled back various rules relating to greenhouse gas emissions and fuel efficiency standards for trucks and other motor vehicles, in August 2016 the EPA and the National Highway Traffic Safety Administration established final regulations intended to phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty trucks. The new Administration is expected to more aggressively pursue limits on emissions from trucks and other motor vehicles. In addition, the California Air Resources Board and other similar state government agencies routinely consider rulemaking activity the purpose of which is to improve fuel efficiency and limit pollution from vehicles operating in the applicable state. Regulations that limit carbon emissions may cause our costs at our locations to increase, make some of our locations obsolete or competitively disadvantaged, or require us to make material investments in our properties. Increased costs incurred by our suppliers as a result of climate change or other environmental legislation or regulation may be passed on to us in the prices we pay for our fuel supplies, but we may not be able to pass on those increased costs to our customers without adversely impacting demand. Increased fuel costs resulting from these reasons would likely have similar effects on our business, operations and liquidity as discussed elsewhere regarding high fuel costs, including decreased demand for our fuel at our locations, increased working capital needs and decreased fuel gross margins. Moreover, as described elsewhere in this Annual Report, technological changes or changes in customer transportation or fueling preferences, including as a result of or in response to climate change or other environmental legislation or regulation or the market reaction thereto, may require us to make significant changes to our business and to make capital or other expenditures to adopt those technologies or to address those changed preferences and may decrease the demand for products and services sold at our locations.
Our storage and dispensing of petroleum products, waste and other hazardous substances create the potential for environmental damage, and compliance with environmental laws is often expensive.
Our business is subject to laws relating to the protection of the environment. The locations we operate include fueling areas, truck repair and maintenance facilities and tanks for the storage and dispensing of petroleum products, waste and other hazardous substances, all of which create the potential for environmental damage. Environmental laws expose us to the possibility that we may become liable to reimburse third parties for damages and costs they incur in connection with environmental hazards or become liable for fines and penalties for failure to comply with environmental laws. We cannot predict what environmental legislation or regulations may be enacted or how existing laws or regulations will be administered or interpreted with respect to our products or activities in the future; more stringent laws, more vigorous enforcement policies or stricter interpretation of existing laws in the future could cause us to expend significant amounts or experience losses.
Under the leases between us and SVC, we generally have agreed to indemnify SVC from environmental liabilities it may incur arising at any of the properties we lease from SVC. Although we maintain insurance policies that cover our environmental liabilities, that coverage may not adequately cover liabilities we may incur. To the extent we incur material amounts for environmental matters for which we do not receive insurance or other third party reimbursement or for which we have not recognized a liability in prior years, our operating results may be materially adversely affected. In addition, to the extent we fail to comply with environmental laws and regulations, or we become subject to costs and requirements not similarly experienced by our competitors, our competitive position may be harmed. Also, to the extent we are or become obligated to fund any such liabilities, such funding obligation could materially adversely affect our liquidity and financial position.

We have a substantial amount of indebtedness and rent obligations, which could adversely affect our financial condition.
Our indebtedness and rent obligations are substantial. The terms of our leases with SVC require us to pay all of our operating costs and generally fixed amounts of rent. During periods of business decline, our revenues and gross margins may decrease but our minimum rents due to SVC and the interest payable on our debt will not nor may certain of our other fixed costs be easily or practically reduced. A decline in our revenues or an increase in our expenses may make it difficult or impossible for us to make payments of interest and principal on our debt or meet our rent obligations and could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease obligations or other purposes. Our substantial indebtedness and rent obligations may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to competitors that have lower relative debt levels. If we default under our SVC Leases, we may be unable to continue our business. Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.
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
In the past, the U.S. federal government's fiscal policies and economic stimulus actions have created uncertainty in the financial markets and caused volatility in interest rates, which impacted business and consumer behavior. In the recent past, interest rates have remained at relatively low levels on a historical basis, and the U.S. Federal Reserve System, or the U.S. Federal Reserve, has indicated that it does not expect to raise interest rates in response to the COVID-19 pandemic and current market conditions until at least the end of 2023. There can be no assurance, however, that the U.S. Federal Reserve will not raise rates prior to that time. Increases in the federal funds rate would cause interest rates and borrowing costs to rise. Material increases in interest rates or market reactions to those increases, or anticipated increases, may have a material adverse effect on our business. In addition, LIBOR is expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. The interest rates under certain of our credit agreements are based on LIBOR and future debt we may incur may also be based on LIBOR. We currently expect that the determination of interest under certain of our credit agreements would be based on the alternative rates provided under those credit agreements or would be revised to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be certain that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our credit agreements would approximate the current calculation in accordance with LIBOR. An alternative interest rate index that may replace LIBOR may result in our paying increased interest.
Our credit agreements impose restrictive covenants on us, and a default under the agreements relating to those credit agreements or under our indenture governing our Senior Notes could have a material adverse effect on our business and financial condition.
Our Credit Facility and Term Loan Facility agreements require us and our subsidiaries, among other obligations, to maintain specified financial ratios under certain circumstances and to satisfy certain financial tests. In addition, our Credit Facility and Term Loan Facility agreements restrict, among other things, our ability to incur debt and liens, make certain investments and pay dividends and other distributions including, under certain circumstances, payments on our 2028 Senior Notes, our 2029 Senior Notes and our 2030 Senior Notes, which we refer to collectively as our Senior Notes. Under certain circumstances, we are required to seek permission from the lenders under our Credit Facility and Term Loan Facility agreements to engage in specified corporate actions.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with these covenants, or similar covenants contained in future financing agreements, could result in a default under our Credit Facility and Term Loan Facility agreements, indenture and other agreements containing cross default provisions, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. A default could permit lenders or holders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt and to terminate any commitments to lend. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the Senior Notes. In addition, a default under our Credit Facility and Term Loan Facility agreements or indenture would also constitute a default under the SVC Leases due to cross default provisions in the SVC Leases. Further, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. If our indebtedness were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In such circumstances, we could be forced into bankruptcy or liquidation and, as a result, investors could lose their investment in our securities.
Our use of joint ventures may limit our flexibility with jointly owned investments.
We are party to joint ventures with unrelated third parties with respect to Petro Travel Plaza Holdings LLC, or PTP, and QuikQ and we may in the future acquire, develop or recapitalize properties in joint ventures or enter into other types of joint ventures, with other persons or entities. In addition, we may choose to exit any joint venture arrangement we are party to. Our participation in these joint ventures is subject to risks, including the following:
•we share approval rights over major decisions affecting the ownership or operation of the joint venture;
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
We rely on IT systems, including the internet and cloud-based infrastructures, to process, transmit and store electronic information, including financial records and personally identifiable information such as employee and payroll data and workforce scheduling information, and to manage or support a variety of business processes, including our supply chain, retail sales, credit and other card payments and authorizations, financial transactions, banking and numerous other processes and transactions, as well as certain franchisee services and functions. We purchase some of the IT systems we use from vendors on whom our IT systems materially depend and we also internally develop some of our IT systems. We rely on commercially available and proprietary IT systems, software, tools and monitoring to maintain and enhance the operational functioning of our IT systems and to provide security for processing, transmission and storage of confidential customer information, such as payment card and credit information. In addition, the IT systems we use for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put payment card data at risk, and some of these IT systems are determined and controlled by the payment card suppliers, who may be prone to cyber-attacks, data breaches and payment frauds, and not by us. Although we take various actions to protect and maintain the operational functioning and security of the IT systems we use and the data processed and maintained in them, it is possible that we could have a failure, disruption and loss of data and our operational and security measures will not prevent the improper functioning of or damage to the IT systems we use, or the improper access to such IT systems or disclosure of personally identifiable or confidential information, such as in the event of a cyberattack. Security breaches, including physical or electronic break ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any compromise or breach of our or our provider's IT systems could cause material interruptions in our operations, damage our reputation, require significant expenditures to determine the severity and scope of the breach, subject us to material liability claims, material claims of banks and payment card companies or regulatory penalties, reduce our customers' willingness to conduct business with us and could have a material adverse effect on our business, financial condition and results of operations. Moreover, banks and payment card companies continue to adopt new technologies to mitigate the risk of cyberattacks, data breaches and fraud and, if we do not adopt these new technologies by the deadlines set by the banks and payment card companies, those companies may not pay us for fraudulent transactions occurring at our locations with those companies' cards or may otherwise penalize us. Further, the failure of the IT systems we use to operate effectively, or problems we may experience with maintaining the IT systems we currently use or transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems.
We may incur significant costs to comply with data privacy and security laws and regulations.
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
A significant amount of our sales are by credit or debit cards. We may experience security breaches in which personal information that we process or maintain, which may include credit and debit card information, is stolen or exposed, and our business operations may be impacted if our systems are not able to process such information due to a cyberattack, ransomware or other system failure. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft or unauthorized disclosure of such information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant expenses and liabilities, which could have a material adverse effect on our business, financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on our business, financial condition and results of operations.

Many of our labor costs cannot be easily reduced without adversely affecting our business.
To maintain and manage our operations requires certain minimum staffing levels to operate our travel centers 24 hours per day, 365 days per year, and we attempt to manage our staffing to avoid excess, unused capacity. As a result, it may be difficult for us to affect future reductions in our staff without adversely affecting our business prospects. Further, passage of federal and state legislation, such as minimum wage increases and health insurance requirements, have increased our labor costs and we expect they will continue to do so and may further increase if, for example, legislation is enacted that further increases the minimum wage and health insurance requirements or other costs of our business. Certain aspects of our business require higher skilled personnel, such as truck service technicians. Hiring, training and maintaining higher skilled personnel can be costly, especially if turnover is high. Further, as we grow our business, particularly the aspects of our business that require higher skilled personnel, we have experienced difficulty with staffing those positions with qualified personnel and we may continue to do so. These staffing challenges have resulted in increased costs to attract and attempt to retain staff, particularly high skilled personnel, and we expect these staffing and cost pressures to continue for at least the near term. Also, certain opportunities for sales may be lost if staffing levels are reduced too much or if we are unable to maintain a sufficient number of higher skilled employees. If this growth is stalled, takes longer to achieve or is not realized, our operating results and cash flows will be adversely impacted. In addition, costs for health care and other benefits, due to regulation, market factors or otherwise, may further increase our labor costs.
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
We may not realize the benefits we expect from the workforce reduction plan we implemented in 2020.
In April 2020, we implemented a workforce reduction, pursuant to which we eliminated approximately 130 positions and repositioned certain of our management staff. We expect to realize approximately $13.1 million of net annual savings as a result, not including the separation costs of approximately $4.3 million contemplated by the plan. Although we believe these actions appropriately position our current work staff and organization, we cannot be certain they will. Our business may be harmed if we eliminated too many positions. In addition, we may not be able to maintain our expected cost savings if we need to adjust to add more staffing or outsourced personnel in response to changed business conditions or otherwise. In addition, we may incur costs in excess of our estimates regarding the plan, including if litigation in connection with the plan arises. As a result, we may not realize the benefits we expect from the workforce reduction plan.
Changes in U.S. trade policies could reduce the volume of imported goods into the United States, which may materially reduce truck freight volume in the United States and our sales.
The prior Administration and the U.S. Congress took certain actions that impacted U.S. trade, including entering into the United States-Mexico-Canada Agreement, imposing tariffs on certain goods imported into the United States, engaging in a "trade war" with the People's Republic of China and imposing, or threatening to impose, punitive trade measures on other nations. Changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in "trade wars," in increased costs for goods imported into the United States, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with the United States. If these consequences are realized, the volume of economic activity in the United States, including trucking freight volume, may be materially reduced. Such a reduction may materially and adversely affect our sales and our business. Further, the realization of these matters may increase our cost of goods and, if those costs cannot be passed on to our customers without adversely affecting demand, our business and profits may be materially and adversely affected.

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
We maintain insurance coverage for our properties, including for casualty, liability, fire, extended coverage and business interruption loss insurance. We are responsible for obtaining and paying for insurance for the travel center properties that we lease from SVC in accordance with the terms of our SVC Leases. We also require our franchisees to maintain insurance for our travel centers they operate as a franchisee. Recently, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a franchisee may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property. Similarly, our other insurance, including our general liability insurance, may not provide adequate insurance to cover our losses. Further, we cannot be certain that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis, and, in the future, we may discontinue certain insurance coverage on some or all of our properties that we own or are otherwise not obligated to maintain pursuant to agreements with third parties, if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the loss. If an uninsured loss or a loss in excess of insured limits occurs, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property. We might also remain obligated for any financial obligations related to the property, even if the property is irreparably damaged. In addition, future changes in the insurance industry's risk assessment approach and pricing structure could further increase the cost of insuring our properties or decrease the scope of insurance coverage, either of which could have an adverse effect on our financial condition, results of operations or liquidity.
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
The prior Administration had agreed to a $2.0 trillion infrastructure plan that contained several policy provisions that would have been detrimental to the truck stop industry and our business. Specifically, the Administration's proposal intended to shift the responsibility for financing infrastructure projects from the federal government to the states and the private sector; such shifting would likely have greatly increased tolling of U.S. highways. The prior Administration also proposed rest area commercialization. While the prior Administration's proposal was not enacted by the U.S. Congress, it is possible the current Administration and U.S. Congress may propose an infrastructure plan or other legislation that could have similar adverse effects on our business.

Unfavorable publicity could negatively affect our results of operations as well as our future business.
We operate our travel centers and standalone restaurants under a small number of brand names. We sell gasoline under brands we do not own at most of our locations, many of our locations have QSRs that operate under brands we do not own and some locations have FSRs that operate under brands we do not own. In addition, we resell numerous other products we obtain from third parties. If we or the companies or brands associated with our products and offerings become associated with negative publicity, including as a result of customer or employee complaints, our customers may avoid purchasing our products and offerings at our locations because of our association with the particular company or brand. The use of social media by our customers, employees or other individuals to make negative statements about our products, offerings, service, brands or other matters associated with us could quickly damage our reputation and negatively impact our revenues, and we may not be able to quickly and effectively address or counter the negative publicity. As noted elsewhere in this Annual Report, the control we may exercise over our franchisees is limited. Negative publicity or reputational damage relating to any of our franchisees may be imputed to our entire company and business. If we were to experience these or other instances of negative publicity or reputational damage, our sales and results of operations may be harmed.
Food safety and foodborne illness concerns could have an adverse effect on our business.
We cannot guarantee that our controls and training will be fully effective in preventing all food safety issues at our QSRs, FSRs or our standalone restaurants, including any occurrences of foodborne illnesses. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations. One or more instances of foodborne illness in any of our QSRs, FSRs or our standalone restaurants or related to food products we offer could negatively affect our sales and results of operations if it involves serious illness or is highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our standalone restaurants or travel center locations. A number of restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our locations, or negative publicity or public speculation about an incident, could have a material adverse effect on our business, financial condition and results of operations.
Potential long-term changes in market, consumer and workplace practices in response to the COVID-19 pandemic could be detrimental to our business.
Temporary closures of businesses and governmental stay in place orders in response to the COVID-19 pandemic may result in long-term changed market, professional driver and consumer practices that could negatively impact us and our business. For example, consumer demands and preferences for goods may change in a way that results in less transporting of goods over long distances and, hence, reduce demand for long-haul trucking, which would reduce the demand for our diesel fuel. In addition, some changes in consumer practices, including as a result of less driving for commuting for work if workplaces adopt permanent or increased work from home practices that have been adopted in response to the COVID-19 pandemic, would result in decreased demand for gasoline for automobiles. Further, reductions in demand for diesel fuel and gasoline, and reductions of commercial activity generally, would result in less trucking and consumer driving, which, in turn, would lead to fewer customers visiting our travel centers and purchasing nonfuel products and services at our travel centers, including truck repair services and reductions in our offsite truck repair and maintenance sales. These results would likely materially adversely impact our business, results of operations and financial position.
Our business and operations are subject to risks from adverse weather and climate events.
Severe weather may have a material adverse effect on properties we own and the U.S. trucking industry. When severe weather events, such as hurricanes, floods and wildfires, occur near our travel centers, we or our franchisees may need to suspend operations of any impacted travel centers until the event has ended, repairs are made and the impacted travel centers are ready for operation. In addition, severe weather across a geographic region may cause a material decrease in the movement of trucks and, as a result, in our business. We or franchisees of our travel centers may incur significant costs and losses as a result of severe weather, both in terms of operating, preparing and repairing our travel centers in anticipation of, during and after a severe weather event and in terms of lost business due to the interruption in operating our travel centers or decreased truck movements. Our insurance and our franchisees' insurance may not adequately compensate us or them for these costs and losses. In addition, some believe that the incidents of severe weather are increasing in frequency as a result of global climate change. Concerns about climate change and increasing storm intensities may increase the cost of insurance for our travel centers or practically render it unavailable to obtain.

Labor disputes or other events may arise that restrict, reduce or otherwise negatively impact the movement of goods by trucks in the United States.
A meaningful aspect of the U.S. trucking industry involves the movement of goods across the United States. Events that restrict, reduce or otherwise negatively impact the movement of those goods may adversely impact the trucking industry. In recent years, there were extended labor disputes at U.S. west coast ports that slowed the loading and unloading of goods at those ports. A large percentage of the goods that are loaded and unloaded at those ports are transported to and from those ports by trucking companies, including some who are our customers. Future labor disputes could disrupt the transportation of goods across the United States and remain unresolved for a prolonged period. Such a disruption may materially and adversely affect our business and our ability to operate profitable travel centers.
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
If we experience an ownership change, our net operating loss and tax credit carryforwards, which currently are expected to be utilized to offset future taxable income, may be subject to limitations on usage or elimination. Our governing documents impose restrictions on the transfer and ownership of our shares of common stock that are intended to help us preserve the tax treatment of our net operating loss and tax credit carryforwards; however, we cannot be certain that these restrictions will be effective. Please see below for a discussion of the risks related to our ownership limitations under the heading "Risks Arising from Certain of Our Relationships and Our Organization and Structure."
Risks Related to Our Growth Strategies
We are in the process of executing new and expanded business strategies; we may fail to successfully execute these strategies and these strategies may prove to be unprofitable.
Our success depends on our ability to grow our business and adapt our business model to changing market conditions. We are executing new and expanded business strategies. We launched a new smaller travel center format branded as TA Express, and, as of December 31, 2020, we have converted and opened 21 travel centers under this brand name, and we plan to expand our travel center business, including the TA Express brand, through franchising, development and acquisition opportunities. We also continue to grow our truck service business, particularly within our Road Squad®, TechOn-Site® and Commercial Tire Dealer Network™ programs. In addition, as of December 31, 2020, we had entered into franchise agreements covering 33 travel centers under our travel center brand names. In October 2019, we entered into a multi unit franchise agreement with IHOP in which we agreed to rebrand and convert up to 94 of our FSRs to IHOP restaurants over five years, which period was extended by one year due to the COVID-19 pandemic. In addition, in 2018 we commenced operating a commercial tire retread business with our acquisition and upgrade of a 32,000-square foot commercial tire retread facility in Bowling Green, Ohio that we anticipate will give us the ability to provide a complete tire management system and retread tires for national and local fleets, local industries, regional construction and agricultural segments. These new and expanded business strategies will take time to execute and require additional investment and, as a result of the COVID-19 pandemic, we were required to delay or modify certain of our initiatives. While we believe the pursuit of these business strategies will have a positive effect on our business in the long term, we cannot be certain that they will.
Our growth strategies and our locations require regular and substantial capital investment.
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

We may be unable to obtain capital to fund our capital investments. If we are unable to raise capital at costs that are less than our returns on that capital, our businesses and profits may decline and our growth strategies may fail. Further, if we defer or forgo maintenance expenditures, our properties' competitiveness would likely be harmed and we may need to make larger capital expenditures in the future.
Acquisitions may be more difficult, costly or time consuming than expected and the anticipated benefits of our growth strategies or any particular transaction may not be fully realized.
Businesses and properties that we acquire often require substantial improvements to be brought up to our standards or to achieve our expected financial results. For example, improvements to our acquired travel centers are often extensive and require an extended period of time to plan, design, permit and complete, which is then followed by another period of time for the acquired travel center to become part of our customers' supply networks. Despite our efforts, the actual results of acquired properties may not improve under our management and may vary greatly from the results we expected when we made the acquisitions. These variances may occur due to many factors, including competition, the cost of improvements exceeding our estimates and our realization of less synergies and less cost savings than expected. Some of these factors are outside our control. If improvements are more difficult, costly or time consuming than expected or if reaching maturity takes longer than expected or does not occur at all, our business, financial condition or results of operations could be negatively affected.
The success of our growth strategies, and any particular acquisition, including the realization of anticipated benefits, synergies and cost savings, will depend, in part, on our ability to successfully combine acquired businesses with ours. Integration of acquired businesses may be more difficult, costly or time consuming than expected, may result in the loss of key employees or business disruption to us, or may adversely affect our ability to maintain relationships with customers, suppliers and employees or to fully achieve the anticipated benefits of the growth strategy or acquisition. If we experience difficulties, the anticipated benefits of a growth strategy or particular transaction may not be realized fully or at all, or may take longer to realize than expected.
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
We have significant commercial and other relationships with SVC, RMR and others related to them, including:
•we lease a large majority of our travel centers from SVC and our business is substantially dependent upon our relationship with SVC;

•SVC is our largest stockholder, owning 1.2 million, or approximately 8.1%, of our outstanding shares of common stock as of December 31, 2020;
•RMR provides us with business management services pursuant to a business management agreement and we pay RMR fees for those services based on a percentage of our fuel gross margin and nonfuel revenues. RMR also provides business and property management services to SVC;
•the Chair of our Board of Directors and one of our Managing Directors, Adam D. Portnoy, is the chair of the board of trustees and a managing trustee of SVC, owned 1.1% of SVC's outstanding common shares as of December 31, 2020, is a managing director and an officer and, as the sole trustee of ABP Trust, is the controlling shareholder of The RMR Group Inc. and is an officer and employee of RMR. The RMR Group Inc. is the managing member of RMR and RMR is the majority-owned operating subsidiary of The RMR Group Inc.;
•as of December 31, 2020, RMR owned 0.7 million, or approximately 4.5%, of our outstanding shares of common stock;
•our other Managing Director and Chief Executive Officer, Jonathan M. Pertchik, is an Executive Vice President of RMR;
•Peter J. Crage, our Executive Vice President, Chief Financial Officer and Treasurer, and Mark R. Young, our Executive Vice President and General Counsel, are also officers of RMR;
•Adam D. Portnoy and most of our Independent Directors are members of the boards of trustees or boards of directors of other public companies to which RMR or its subsidiaries provide management services; and
•in the event of conflicts between us and RMR, any affiliate of RMR or any publicly owned entity with which RMR has a relationship, including SVC, our business management agreement allows RMR to act on its own behalf and on behalf of SVC or such other entity rather than on our behalf.
In an agreement with SVC entered in 2007 in connection with our spin off from SVC and in our SVC Leases, we granted SVC a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center with another party. Under the 2007 agreement, we also granted SVC and other entities to which RMR provides management services a right of first refusal to acquire or finance any real estate of the types in which they invest before we do. Additionally, under the SVC Leases, without the consent of SVC, we generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which a travel center owned by SVC is located. These rights of first refusal and noncompetition provisions could limit our ability to purchase or finance our properties or properties we may wish to invest in or acquire in the future. Also, under the 2007 agreement we agreed not to take any action that might reasonably be expected to have a material adverse impact on SVC's ability to qualify as a real estate investment trust, or REIT. For more information regarding our transactions, leases and relationship with SVC, see Notes 3, 8 and 13 to the Consolidated Financial Statements included in Part IV, Item 15. of this Annual Report.
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
Of the 271 travel centers we operate, 179, or 66%, are owned by SVC and, as a result, our business is substantially dependent on our relationship with SVC. We lease these travel centers pursuant to five long term leases with SVC. SVC may terminate our leases in certain circumstances, including if SVC does not receive annual minimum rent on the subject properties or for certain other events of default. Our business is substantially dependent upon our continued relationship with SVC. The loss of our leases with SVC, or a material change to their terms, could have a material adverse effect on our business, financial condition or results of operations.
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
In addition, the SVC Leases and our business management agreement with RMR each provide that our rights and benefits under those agreements may be terminated in the event that anyone acquires more than 9.8% of our shares of capital stock or we experience some other change in control, as defined in those agreements, without the consent of SVC or RMR, respectively. Also, a change in control under our Credit Agreement or our $200.0 million Term Loan Facility would be deemed to occur if, among other reasons, RMR ceased to provide management services to us, and would constitute an event of default thereunder and under our Credit Facility and the lenders could accelerate the loans under our Credit Facility and our Term Loan Facility. Our obligation to repay deferred rent then outstanding under our amended leases with SVC may also be accelerated if, among other things, a Director not nominated or elected by the then members of our Board of Directors is elected to our Board of Directors or if our stockholders adopt a proposal (other than a precatory proposal) not recommended for adoption by the then members of our Board of Directors. For these reasons, among others, our stockholders may be unable to realize a change in control premium for securities they own of us or otherwise effect a change of our policies or a change of our control.
As changes occur in the marketplace for corporate governance policies, the above provisions may change or be removed, or new ones may be added.
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
Our governing documents limit the liability of our Directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our Directors and officers will not have any liability to us and our stockholders for money damages other than liability resulting from (i) actual receipt of an improper benefit or profit in money, property or services or (ii) active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

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

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a judicial forum they deem favorable for disputes with us or our Directors, officers, manager, agents or employees.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for breach of a fiduciary duty owed by any Director, officer, manager, agent or employee of ours to us or our stockholders; (iii) any action asserting a claim against us or any Director, officer, manager, agent or employee of ours arising pursuant to Maryland law, our charter or bylaws brought by or on behalf of a stockholder, either on his, her or its own behalf, on our behalf or on behalf of any series or class of shares of stock of ours or by stockholders against us or any Director, officer, agent, or employee of ours, or our manager, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of the charter or bylaws or (iv) any action asserting a claim against us or any Director, officer, agent, employee, or manager of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our charter or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act of 1933, as amended, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our common shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a stockholder's ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our Directors, officers, agents, employees, or our manager, which may discourage lawsuits against us and our Directors, officers, agents, employees or our manager.
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
•limited analyst coverage, changes in analysts' expectations and unfavorable research reports; and
•general economic and industry trends and conditions.
In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.
Recently, global and U.S. financial markets have experienced heightened volatility, including as a result of uncertainty regarding the impact of the COVID-19 pandemic and actual and potential shifts in U.S. and foreign trade, economic and other policies. This volatility and uncertainty could have a significant impact on the markets for our capital stock and our Senior Notes, the markets in which we operate and a material adverse impact on our business prospects and financial condition.

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
The indenture under which the Senior Notes were issued contains no financial covenants or other provisions that would afford the holders of the Senior Notes any substantial protection in the event we participate in a material transaction. In addition, the indenture does not limit the amount of indebtedness we may incur or our ability to pay dividends, make distributions or repurchase our shares of common stock. Additionally, investors in our Senior Notes may be adversely affected as a result of the following:
•the Senior Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness;
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The table below summarizes information about the properties we operate by state, brand and ownership as of December 31, 2020, and excludes properties operated by franchisees. Information for the locations our franchisees operate is included under the heading "Relationships with Franchisees" in Item 1. of this Annual Report.

	Brand Affiliation:						Ownership of Sites by:
	TA	TA Express	Petro	QSL(1)	Others(2)	Total	TA(1)	SVC	Joint Venture	Others(1)(3)
Alabama	3	—	3	—	1	7	2	4	—	1
Arizona	5	—	2	—	—	7	—	7	—	—
Arkansas	2	—	2	—	—	4	—	4	—	—
California	9	—	4	—	1	14	1	10	3	—
Colorado	3	3	1	—	—	7	4	3	—	—
Connecticut	2	1	—	—	—	3	—	3	—	—
Florida	5	1	1	—	—	7	—	7	—	—
Georgia	7	—	3	—	1	11	2	8	—	1
Idaho	1	—	—	—	—	1	—	1	—	—
Illinois	7	—	3	—	—	10	—	10	—	—
Indiana	7	—	6	1	—	14	5	8	—	1
Iowa	2	—	—	—	—	2	1	1	—	—
Kansas	1	—	1	—	—	2	1	1	—	—
Kentucky	2	—	1	—	1	4	1	3	—	—
Louisiana	4	—	3	—	—	7	1	6	—	—
Maryland	3	—	—	—	—	3	—	3	—	—
Michigan	6	—	—	—	—	6	2	4	—	—
Minnesota	1	—	—	—	—	1	1	—	—	—
Mississippi	1	—	1	—	—	2	—	1	—	1
Missouri	4	—	1	—	—	5	1	4	—	—
Montana	2	—	—	—	—	2	2	—	—	—
Nebraska	2	—	1	—	—	3	—	3	—	—
Nevada	3	—	3	—	—	6	1	5	—	—
New Hampshire	1	—	—	—	—	1	—	1	—	—
New Jersey	3	—	1	—	—	4	1	3	—	—
New Mexico	5	—	2	—	—	7	—	6	—	1
New York	5	—	1	—	—	6	1	5	—	—
North Carolina	3	—	1	—	—	4	1	3	—	—
North Dakota	—	1	—	—	—	1	1	—	—	—
Ohio	9	—	4	8	1	22	3	13	—	6
Oklahoma	3	—	1	—	—	4	1	3	—	—
Oregon	2	—	1	—	—	3	1	2	—	—
Pennsylvania	8	—	2	3	—	13	3	9	—	1
Rhode Island	1	—	—	—	—	1	1	—	—	—
South Carolina	4	—	2	—	—	6	2	4	—	—
Tennessee	7	—	2	—	—	9	3	6	—	—
Texas	14	1	7	—	—	22	7	15	—	—
Utah	1	1	—	—	—	2	—	2	—	—
Virginia	3	—	—	—	—	3	—	3	—	—
Washington	1	—	1	—	—	2	—	2	—	—
West Virginia	2	—	—	1	—	3	1	1	—	1
Wisconsin	2	—	1	—	—	3	2	1	—	—
Wyoming	3	—	1	—	—	4	—	4	—	—
Ontario, Canada	1	—	—	—	—	1	1	—	—	—
Total	160	8	63	13	5	249	54	179	3	13

(1) As of December 31, 2020, our QSL business was classified as held for sale. This sale is expected to close in the 2021 first quarter; however, it is subject to certain conditions. Accordingly, we cannot be certain that we will complete this sale, that this sale will not be delayed or that the terms will not change. For more information regarding the sale of our QSL business, please refer to Note 3 to the Consolidated Financial Statements in Part IV, Item 15. of this Annual Report.
(2) Includes other locations, including a standalone restaurant other than QSL and truck service facilities.
(3) Includes properties leased from, or managed for, parties other than SVC.

Item 3. Legal Proceedings
The disclosure under the heading "Legal Proceedings" in Note 14 to the Consolidated Financial Statements in Part IV, Item 15. of this Annual Report is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our shares of common stock are traded on The Nasdaq Stock Market LLC under the symbol "TA."
Holders. As of February 19, 2021, there were 561 stockholders of record of our shares of common stock. We are unable to estimate the total number of stockholders represented by these record holders, including beneficial owners whose shares of common stock held in street name by brokers or other nominees.
Dividends. We have never paid or declared any cash dividends on our shares of common stock. At present, we intend to retain our future earnings, if any, to fund the operations and growth of our business. Furthermore, our Credit Facility and Term Loan Facility restrict our payment of cash dividends on our shares of common stock, unless certain requirements under the Credit Facility and Term Loan Facility are met, including that excess availability under our Credit Facility, as defined, is not less than 20.0% after any such payment, and our rent deferral agreement with SVC prohibits us from paying any dividends while any deferred rent remains unpaid. Our future decisions concerning the payment of dividends on our shares of common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors as our Board of Directors, in its discretion, may consider relevant, and the extent to which the declaration or payment of dividends may be limited by agreements we have entered or cause us to lose the benefits of certain of our agreements.
Stock Issuable Under Equity Compensation Plans. The equity compensation plan information set forth in Part III, Item 12. of this Annual Report is incorporated by reference herein.
Recent Sales of Unregistered Securities. There were no sales of our unregistered securities by us during the fourth quarter of 2020.
Issuer Purchases of Equity Securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2020:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 2020	—	$—	—	$—
November 2020	—	—	—	—
December 2020	30,141	33.35	—	—
Total	30,141	$33.35	—	$—
(1)During the quarter ended December 31, 2020, all common stock purchases were made to satisfy stock award recipients' tax withholding and payment obligations in connection with the vesting of awards of shares of common stock, which were repurchased by us based on their fair market value on the repurchase dates.

Item 6. Selected Financial Data
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in Part IV, Item 15. of this Annual Report. Amounts are in thousands of dollars, shares of common stock or gallons, as applicable, unless indicated otherwise.

Company Overview
TravelCenters of America Inc. is a Maryland corporation. As of December 31, 2020, we operated or franchised 271 travel centers, three standalone truck service facilities and 42 standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States and many states and municipalities declared public health emergencies. Various governmental responses attempting to contain and mitigate the spread of the virus have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy.
We believe that our travel centers and truck drivers that we serve are critical to sustaining a resilient supply chain to support essential services and daily consumption across the United States. Our business benefited from an increased demand for e-commerce and from being recognized by various governmental authorities as a provider of services essential to businesses, which allowed us to continue operating our travel centers through the pandemic. Further, we also benefited from increased initial demand by businesses and households to stock up on certain products in response to the COVID-19 pandemic, which resulted in increased trucking activity to transport those goods across the United States. However, if there is another economic downturn, demand for the transporting of products across the United States by trucks may decline, possibly significantly. If that occurs, our business, results of operations and financial position may become increasingly negatively impacted. Further, these economic conditions may result in trucking companies being unable to continue as going concerns.
We experienced increased diesel fuel sales volume during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to an initial increase in demand for certain products as businesses and households stocked up on those products as the implications of the COVID-19 pandemic began to be more widely understood. Although the initial increase in demand began to decline during April 2020, we recognized an increase in diesel fuel sales volume during the year ended December 31, 2020, as compared to the year ended December 31, 2019, particularly due to improved market conditions within the freight industry and our belief that our marketing initiatives were successful. Due to governmental stay in place orders, social distancing and other reductions in activity, demand for gasoline during the second half of March 2020 through December 31, 2020, declined sharply, resulting in reduced gasoline sales volume sold by us during the year ended December 31, 2020, as compared to the year ended December 31, 2019, and demand for certain of our nonfuel products and services have declined. In addition, in March 2020, we temporarily closed most of our FSRs and limited our product offerings at some of our restaurants and travel centers. As a result, we experienced a decrease in total nonfuel revenues for the year ended December 31, 2020, as compared to the year ended December 31, 2019. As governments began to lift stay in place orders, we recognized increases in our truck service and store and retail services revenues for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, and we began to reopen many of our restaurants.
For a discussion of and the risks relating to the COVID-19 pandemic and its aftermath on us and our business, see elsewhere in this Annual Report, including "Warning Concerning Forward-Looking Statements", Part I, Item 1. "Business" and Part I, Item 1A. "Risk Factors" in this Annual Report.

Executive Summary of Financial Results
During the years ended December 31, 2020 and 2019, we generated a loss before income taxes of $21,082 and income before income taxes of $37,808, respectively. The $58,890 decrease in our income before income taxes was primarily due to the following factors:
•site level gross margin in excess of site level operating expense decreased $39,434, which primarily resulted from the $70,229 benefit recognized in connection with the federal biodiesel blenders' tax credit during 2019, which included approximately $34,000 of benefit for 2018, and decreases in fuel and nonfuel gross margin of $45,366 and $67,702, respectively, as a result of the impact of the COVID-19 pandemic during 2020, partially offset by a decrease in site level operating expense of $73,481 and the $29,521 benefit recognized in connection with the federal biodiesel blenders' tax credit during 2020; and
•depreciation and amortization expense increased $27,529, which primarily resulted from the $13,715 held for sale impairment charge related to QSL during 2020, the $8,072 write off of certain assets related to programs that were canceled during 2020, $6,574 of impairment charges relating to certain low performing standalone QSL restaurants during 2020, the $3,046 goodwill impairment charge recognized during 2020 with respect to our QSL business and the $834 write off of intangible assets associated with three franchised QSL standalone restaurants that closed during 2020, partially offset by the $2,369 of impairment charges relating to certain low performing standalone QSL restaurants during 2019.
The above factors were partially offset by:
•selling, general and administrative expense decreased $10,436, which primarily resulted from the elimination of approximately 130 positions as part of the Reorganization Plan during 2020, approximately 120 corporate employees furloughed in response to the COVID-19 pandemic during 2020, as well as a reduction in marketing and travel related expenses, partially offset by $5,364 of non-recurring restructuring costs associated with the Reorganization Plan and other separation costs and expenses related to executive officer retirement and separation agreements during 2020; and
•real estate rent expense decreased $2,019, primarily the result of our acquisition in January 2019 of 20 travel centers from SVC that we previously leased from SVC, which reduced our annual minimum rent due to SVC, a decrease in percentage rent due to SVC as a result of the decrease in our nonfuel revenues during 2020 as compared to 2019 and $579 of impairment charges to our operating lease assets relating to certain low performing standalone QSL restaurants during 2019, partially offset by $1,262 of impairment charges to our operating lease assets related to certain low performing standalone QSL restaurants during 2020.
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
Over the past several years there have been significant changes in the cost of fuel. During the year ended December 31, 2020, fuel prices trended downward, ending at a lower price than at the start of the year. During the year ended December 31, 2019, fuel prices trended slightly upward, ending at a higher price than at the start of the year. The average fuel price during the year ended December 31, 2020, was 37.4% below the average fuel price during the year ended December 31, 2019. The decrease in average fuel prices for the year ended December 31, 2020, primarily resulted from a 52.7% decrease in March and April 2020 as a result of the sharp decrease in demand resulting from the COVID-19 pandemic and the related economic downturn. We generally are able to pass changes in our cost for fuel products to our customers, but typically with a delay, such that during periods of rising fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been and during periods of falling fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been. Increases in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements. Since December 31, 2020, average fuel prices have been generally increasing and if average fuel prices continue to increase, these increases may have an impact on our fuel gross margin.

Due to the volatility of our fuel costs and our methods of pricing fuel to our customers, we believe that fuel revenues are not a reliable metric for analyzing our results of operations from period to period. Solely as a result of changes in fuel prices, our fuel revenues may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volume or in fuel gross margin, as evidenced in 2020. We therefore consider fuel sales volume and fuel gross margin to be better measures of our performance.
We believe that demand for fuel by trucking companies and motorists for a constant level of miles driven will continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels and technologies. Although we believe these factors, combined with competitive pressures, impact the level of fuel sales volume we realize, fuel sales volume increased both on a consolidated and same site basis during the year ended December 31, 2020, as compared to the year ended December 31, 2019. These increases primarily resulted from improved market conditions within the freight industry and the success of our marketing initiatives.

Factors Affecting Comparability
COVID-19 Pandemic
See our discussion regarding the COVID-19 pandemic and its impact on us and our business above.
Reorganization Plan
On April 30, 2020, we committed to and initiated the Reorganization Plan to improve the efficiency of our operations. As part of the Reorganization Plan, we reduced our headcount and eliminated certain positions, which we expect to result in approximately $13,100 of net annual savings in selling, general and administrative expense. In addition, we have made certain changes in our leadership and their roles and created both a corporate development team and a procurement team. The costs of the Reorganization Plan were $4,288, which were comprised primarily of severance, outplacement services, stock based compensation expense associated with the accelerated vesting of previously granted stock awards for certain employees and fees for recruitment of certain executive positions. These costs were recognized in selling, general and administrative expense in our consolidated statements of operations and comprehensive (loss) income. Please refer to Note 16 to the Consolidated Financial Statements included in Part IV, Item 15. of this Annual Report for more information about the Reorganization Plan.
Growth and Cost Control Strategies
We have commenced numerous initiatives across our organization under our Transformation Plan for the purpose of expanding our travel center network, improving and enhancing operational efficiencies and profitability and in support of our core mission to "Return every traveler to the road better than they came." We believe these and certain other initiatives will expand our franchise base, increase diesel fuel and gasoline gross margin and fuel sales volume, increase market share in the truck service industry, improve merchandising and gross margin in store and retail services and improve operating effectiveness in our food service offerings while focusing on opportunities to continue to control costs in field operations.
Since the beginning of 2019, we entered into franchise agreements covering 33 travel centers to be operated under our travel center brand names, including 21 new agreements in 2020. Four of these franchised travel centers began operations during 2019, 10 began operations during 2020, one began operations thus far in 2021 and we anticipate 18 franchised travel centers will begin operations by the end of the 2022 first quarter.
Federal Biodiesel Blenders' Tax Credit
In December 2019, the U.S. government retroactively reinstated the federal biodiesel blenders' tax credit for 2018 and 2019, as well as approved the federal biodiesel blenders' tax credit through 2022. As a result, we recognized a benefit to our fuel cost of goods sold of $70,229 in the fourth quarter of 2019 that related to the federal biodiesel blenders' tax credit for both 2018 and 2019 and a benefit to our fuel cost of goods sold of $29,521 during 2020.

Lease Amendments and Travel Center Purchases
In January 2019, we acquired from SVC 20 previously leased travel centers for $309,637, which amount includes $1,437 of transaction related costs, and amended our five existing leases with SVC such that: (i) the 20 purchased travel centers were removed from the applicable leases and our annual minimum rent was reduced by $43,148; (ii) the term of each of the leases was extended by three years; (iii) the amount of the deferred rent obligation to be paid to SVC was reduced from $150,000 to $70,458 and we began to pay that amount in 16 equal quarterly installments commencing on April 1, 2019 and ending January 1, 2023; and (iv) commencing with the year ended December 31, 2020, we began pay to SVC an additional amount of percentage rent equal to one-half percent (0.5%) of the excess of the annual nonfuel revenues at leased sites over the nonfuel revenues for each respective site for the year ending December 31, 2019. These lease amendments are further described in Note 8 to the Consolidated Financial Statements included in Part IV, Item 15. of this Annual Report.

Results of Operations
We present our results of operations on a consolidated basis. Currently all of our company operated locations are same site locations with the exception of two standalone truck service facilities and one standalone restaurant. Same site operating results would not provide materially different information from our consolidated results and are not presented as part of this discussion and analysis.
Consolidated Financial Results
The following table presents changes in our operating results for the year ended December 31, 2020, as compared to the year ended December 31, 2019.

	Year Ended December 31,
	2020	2019	$ Change	% Change
Revenues:
Fuel	$3,084,323	$4,247,069	$(1,162,746)	(27.4)%
Nonfuel	1,747,418	1,856,147	(108,729)	(5.9)%
Rent and royalties from franchisees	14,296	14,143	153	1.1%
Total revenues	4,846,037	6,117,359	(1,271,322)	(20.8)%

Gross margin:
Fuel(1)	333,352	378,718	(45,366)	(12.0)%
Nonfuel	1,062,027	1,129,729	(67,702)	(6.0)%
Rent and royalties from franchisees	14,296	14,143	153	1.1%
Total gross margin(1)	1,409,675	1,522,590	(112,915)	(7.4)%

Site level operating expense	870,329	943,810	(73,481)	(7.8)%
Selling, general and administrative expense	145,038	155,474	(10,436)	(6.7)%
Real estate rent expense	255,743	257,762	(2,019)	(0.8)%
Depreciation and amortization expense	127,789	100,260	27,529	27.5%

Income from operations	10,776	65,284	(54,508)	(83.5)%

Interest expense, net	30,479	28,356	2,123	7.5%
Other expense (income), net	1,379	(880)	2,259	256.7%
(Loss) income before income taxes	(21,082)	37,808	(58,890)	(155.8)%
Benefit (provision) for income taxes	6,178	(4,339)	10,517	242.4%
Net (loss) income	(14,904)	33,469	(48,373)	(144.5)%
Less: net (loss) income for noncontrolling interest	(1,005)	124	(1,129)	(910.5)%
Net (loss) income attributable to common stockholders	$(13,899)	$33,345	$(47,244)	(141.7)%
(1) The amounts for 2020 and 2019 include $29,521 and $70,229, respectively, of benefits from the federal biodiesel blenders' tax credit. The U.S. government retroactively reinstated this tax credit for 2018 and 2019 in December 2019, which resulted in the recognition of credits in December 2019 that were earned in 2018 and 2019. The 2019 amount includes a $2,840 one time benefit due to the reversal of loyalty award accruals recognized in connection with introducing a revised customer loyalty program.

Year Ended December 31, 2020, As Compared to Year Ended December 31, 2019
Fuel Revenues. Fuel revenues for 2020 decreased by $1,162,746, or 27.4%, as compared to 2019. The decrease in fuel revenues for 2020 as compared to 2019 was primarily due to a decrease in market prices for fuel, partially offset by an increase in fuel sales volume. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods. See "Effects of Fuel Prices and Supply and Demand Factors" for more information regarding the impact market prices for fuel has on our financial results.

	Gallons Sold	Fuel Revenues
Results for the year ended December 31, 2019	1,983,129	$4,247,069
Decrease due to petroleum products price changes		(1,282,978)
Increase due to volume changes	95,192	126,128
Decrease in wholesale fuel sales volume	(2,297)	(5,896)
Net change from prior year period	92,895	(1,162,746)
Results for the year ended December 31, 2020	2,076,024	$3,084,323
Nonfuel Revenues. Nonfuel revenues for 2020 decreased by $108,729, or 5.9%, as compared to 2019, primarily as a result of a decrease in revenues at both our FSRs in our travel centers and standalone restaurants due to the temporary closure or limitation of services, as well as decreases in our truck service and store and retail services businesses due to a reduction in trucking activity and consumer travel, all of which were a result of the COVID-19 pandemic. In addition, in 2019 we benefited from a particularly strong financial performance in truck service and store and retail services as a result of the extreme cold weather experienced during the beginning of 2019, as compared to unseasonably mild weather experienced during the beginning of 2020. These decreases were partially offset by increases in DEF sales as a result of an increase in newer trucks on the road that require DEF and our QSRs which benefited from certain FSR closures and our marketing initiatives.
Rent and Royalties from Franchisees Revenues. Rent and royalties from franchisees revenues for 2020 increased by $153, or 1.1%, as compared to 2019, primarily as a result of 14 franchised travel centers and seven franchised standalone QSL restaurants that began operations since the beginning of 2019, partially offset by the closure of five franchised standalone QSL restaurants, our purchase of one standalone QSL restaurant from a former franchisee since the beginning of 2019, and the temporary closures of certain franchised standalone QSL restaurants as a result of the COVID-19 pandemic.
Fuel Gross Margin. Fuel gross margin for 2020 decreased by $45,366, or 12.0%, as compared to 2019, primarily as a result of the $70,229 benefit recognized in 2019 in connection with the federal biodiesel blenders' tax credit earned in 2018 and 2019, and a $2,840 one time benefit due to the reversal of loyalty award accruals recognized in connection with introducing a revised customer loyalty program during 2019, partially offset by a more favorable fuel purchasing environment, primarily in the first and second quarters of 2020, the $29,521 benefit recognized in connection with the federal biodiesel blenders' tax credit in 2020 and an increase in fuel sales volume.
Nonfuel Gross Margin. Nonfuel gross margin for 2020 decreased by $67,702, or 6.0%, as compared to 2019 due to the decrease in nonfuel revenues as a result of the factors noted above. Nonfuel gross margin percentage for 2020 declined slightly to 60.8% from 60.9% for 2019.
Site Level Operating Expense. Site level operating expense for 2020 decreased by $73,481, or 7.8%, as compared to 2019, primarily due to the furloughing of approximately 4,300 field employees in response to the COVID-19 pandemic and a decrease in nonlabor costs such as maintenance, certain utilities and supplies, partially offset by cash bonuses we paid to certain employees who continued to work at our locations during the COVID-19 pandemic. Site level operating expense as a percentage of nonfuel revenues for 2020 improved to 49.8% from 50.8% for 2019.
Selling, General and Administrative Expense. Selling, general and administrative expense for 2020 decreased by $10,436, or 6.7%, as compared to 2019, which primarily resulted from the elimination of approximately 130 positions as part of the Reorganization Plan during 2020, approximately 120 corporate employees furloughed in response to the COVID-19 pandemic during 2020, as well as a reduction in marketing and travel related expenses, partially offset by $5,364 of non-recurring restructuring costs associated with the Reorganization Plan and other separation costs and expenses related to executive officer retirement and separation agreements during 2020.

Real Estate Rent Expense. Real estate rent expense for 2020 decreased by $2,019, or 0.8%, as compared to 2019, primarily the result of our acquisition in January 2019 of 20 travel centers from SVC that we previously leased from SVC, which reduced our annual minimum rent due to SVC, a decrease in percentage rent due to SVC as a result of the decrease in our nonfuel revenues during 2020 as compared to 2019 and $579 of impairment charges to our operating lease assets relating to certain low performing standalone QSL restaurants during 2019, partially offset by $1,262 of impairment charges to our operating lease assets related to certain low performing standalone QSL restaurants during 2020.
Depreciation and Amortization Expense. Depreciation and amortization expense for 2020 increased by $27,529, or 27.5%, as compared to 2019, which primarily resulted from the $13,715 held for sale impairment charge related to QSL during 2020, the $8,072 write off of certain assets related to programs that were canceled during 2020, $6,574 of impairment charges relating to certain low performing standalone QSL restaurants during 2020, the $3,046 goodwill impairment charge recognized during 2020 with respect to our QSL business and the $834 write off of intangible assets associated with three franchised QSL standalone restaurants that closed during 2020, partially offset by the $2,369 of impairment charges relating to certain low performing standalone QSL restaurants during 2019.
Benefit (Provision) for Income Taxes. We had a benefit for income taxes of $6,178 in 2020 and a provision for income taxes of $4,339 for 2019. The change in our benefit (provision) for income taxes was primarily due to a pretax loss in 2020 as compared to pretax income in 2019, and a reduction in certain income tax credits. Please refer to Note 10 to the Consolidated Financial Statements included in Part IV, Item 15. of this Annual Report for more information about our income taxes.

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
•increasing labor costs;
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
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Our growth strategy of selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $483,151 at December 31, 2020, and net cash provided by operating activities of $244,408 in 2020, we cannot be certain that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities. We believe we have sufficient financial resources to fund operations and required capital expenditures for greater than 12 months.
Our Investment and Financing Liquidity and Resources
Term Loan Facility
On December 14, 2020, we entered into a $200,000 Term Loan Facility which is secured by a pledge of all the equity interests of substantially all of our wholly owned subsidiaries and a pledge of substantially all of our other assets and the assets of such wholly owned subsidiaries. We expect to use the $190,062 in net proceeds from our Term Loan Facility for general business purposes, including the funding of deferred capital expenditures, updates to key information technology infrastructure and growth initiatives consistent with our Transformation Plan. Interest on amounts outstanding under the Term Loan Facility are calculated at LIBOR, with a LIBOR floor of 100 basis points, plus 600 basis points and matures on December 14, 2027. Our Term Loan Facility requires monthly interest payments and quarterly principal payments of $500, or 1.0% of the original principal amount annually. Remaining principal amounts outstanding under the Term Loan Facility may be prepaid beginning on December 14, 2022.
Underwritten Public Equity Offering
On July 6, 2020, we received net proceeds of $79,980, after $296 of offering costs and $5,124 of underwriting discounts and commissions, from the sale and issuance of 6,100 shares of common stock in an underwritten public equity offering. We intend to use the net proceeds from this offering to fund deferred maintenance and other capital expenditures necessary to enhance property conditions and implement growth initiatives, for working capital and for general corporate purposes.
Distribution from Affiliates Insurance Company
Until its dissolution on February 13, 2020, we, ABP Trust, SVC and four other companies to which RMR provides management services each owned 14.3% of Affiliates Insurance Company, or AIC, an Indiana insurance company. In connection with its dissolution, we and each of the other AIC shareholders received a capital distribution of $286 and $9,000 in June 2020 and December 2019, respectively.
West Greenwich Loan
On February 7, 2020, we entered into a 10 year term loan for $16,600 with The Washington Trust Company, or the West Greenwich Loan. The West Greenwich Loan is secured by a mortgage encumbering our travel center located in West Greenwich, Rhode Island. The interest rate is fixed at 3.85% for five years based on the five year Federal Home Loan Bank rate plus 198 basis points, and will reset thereafter. The West Greenwich Loan requires us to make principal and interest payments monthly. The proceeds from the West Greenwich Loan were used for general business purposes. We may, at our option with 60 days prior written notice, repay the loan in full prior to the end of the 10 year term plus, if repaid prior to February 7, 2023, a nominal penalty.
Revolving Credit Facility
On December 14, 2020, in connection with entering into the Term Loan Credit Agreement, we and certain of our subsidiaries, as borrowers or guarantors entered into an amendment, or the Amendment No. 4, to our Credit Facility dated as of October 25, 2011, with Wells Fargo Capital Finance LLC, as administrative agent for various lenders, or the ABL Credit Agreement. The Amendment No. 4 amended the ABL Credit Agreement to, among other things: (i) permit the incurrence of the term loan credit facility and (ii) increase the unused line fee by 12.5 basis points.

On July 19, 2019, we and certain of our subsidiaries, as borrowers or guarantors, entered into an amendment, or the Amendment No. 3, to our Credit Facility. The Amendment No. 3, among other things: (i) extended the maturity of the Credit Facility from December 19, 2019, to July 19, 2024; (ii) reduced the applicable margins on borrowings and standby letter of credit fees by 25 basis points and on commercial letter of credit fees by 12.5 basis points; (iii) made certain adjustments to the limitations on investments, dividends and stock repurchases under the Credit Facility in a manner favorable to us; (iv) reduced the sublimit for issuance of letters of credit under the Credit Facility from $170,000 to $125,000; and (v) made certain adjustments to the borrowing base calculation in a manner we believe to be favorable to us.
Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At December 31, 2020, based on our qualified collateral, a total of $86,833 was available to us for loans and letters of credit under the Credit Facility. At December 31, 2020, there were no of borrowings under the Credit Facility and $16,815 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $70,018 available for our use as of that date. As of February 25, 2021, there were no borrowings outstanding under the Credit Facility and approximately $70,000 available under the Credit Facility for our use as of that date.
Senior Notes
As of December 31, 2020, we had outstanding the following Senior Notes, as defined below:

(in thousands)	Issuance Date	Maturity Date	Principal	Interest Rate	Interest Payable
2028 Senior Notes	January 15, 2013	January 15, 2028	$110,000	8.25%	Quarterly
2029 Senior Notes	December 16, 2014	December 15, 2029	120,000	8.00%	Quarterly
2030 Senior Notes	October 5, 2015	October 15, 2030	100,000	8.00%	Quarterly
Total			$330,000
We refer to the 2030 Senior Notes, 2029 Senior Notes and 2028 Senior Notes collectively as our Senior Notes, which are our senior unsecured obligations. The Senior Notes are callable by us at par plus accrued interest, if any, and without penalty at any time. The total annual cash payments for interest expense on the current outstanding aggregate principal amount under our Senior Notes is $26,675. The indenture governing our Senior Notes does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time.
IHOP Secured Advance Note
Concurrent with entering into the IHOP Agreement, we entered into a Secured Advance Note with IHOP, or the IHOP Note, pursuant to which we can borrow up to $10,000 in connection with the costs to convert our FSRs to IHOP restaurants. As of December 31, 2020, there were no loans outstanding under the IHOP Note.
QSL Business Sale
We have entered an agreement to sell our QSL business for approximately $5,000, excluding costs to sell and certain closing adjustments. This sale is expected to close during the first quarter of 2021; however, it is subject to certain conditions. Accordingly, we cannot be certain that we will complete this sale, that this sale will not be delayed or that the terms will not change.
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
For more information about our investments and debt financing, please refer to the Note 3, 7, 8, 9, 11 and 13 to the Consolidated Financial Statements included in Part IV, Item 15. of this Annual Report.

Sources and Uses of Cash
The following is a summary of our sources and uses of cash for the years ended December 31, 2020 and 2019, as reflected in our consolidated statements of cash flows:

	Year Ended December 31,
(in thousands)	2020	2019	$ Change
Cash and cash equivalents at the beginning of the period	$17,206	$314,387	$(297,181)
Net cash provided by (used in):
Operating activities	244,408	82,467	161,941
Investing activities	(55,155)	(386,417)	331,262
Financing activities	276,641	6,673	269,968
Effect of exchange rate changes on cash	51	96	(45)
Cash and cash equivalents at the end of the period	$483,151	$17,206	$465,945
Cash Flows from Operating Activities. The change was due to the collection during 2020 of $70,100 of the federal biodiesel blenders' tax credit recognized during 2019, an increase in cash generated from working capital and an increase in other operating cash flow.
Cash Flows from Investing Activities. The change primarily resulted from the purchase for $309,637 of 20 travel centers we previously leased from SVC during 2019 and a reduction in capital expenditures during 2020 as compared to 2019. Please refer to Notes 3 and 8 to the Consolidated Financial Statements included in Part IV, Item 15. of this Annual Report for more information about our acquisitions and transactions with SVC, respectively.
In response to the COVID-19 pandemic and the current economic conditions, we reduced our capital expenditure plan for 2020 from an initial budget of $118,905 to approximately $55,000 in order to preserve our liquidity. Our capital expenditure plan for 2021 contemplates aggregate gross investments in the range of $175,000 to $200,000 targeted towards improving and growing our core travel center business, but these amounts may be increased or decreased, possibly substantially, depending upon the opportunities we are presented, and specific circumstances that we face, including business and competitive demands, during 2021. Some of the investments we plan to make during 2021 may be improvements at leased sites of the type we typically have sold to SVC for an increase in rent; in 2021, we plan to continue to limit the amount of such sales to SVC in order to limit the related rent increases, but similar to our capital expenditure plan for 2021 generally, the amounts we actually sell to SVC may differ substantially from our current plan. SVC is not obligated to purchase any improvements that we may request it to buy.
Cash Flows from Financing Activities. The change primarily resulted from the $190,062 net proceeds received from the Term Loan Facility, $79,980 net proceeds received from the underwritten public equity offering and $16,600 proceeds received under the West Greenwich Loan during 2020, partially offset by a $7,900 repayment of our borrowings under our Credit Facility during 2020.
We believe we have adequate financial resources from our existing cash flows from operations, together with cash on hand and amounts available under our Credit Facility to support our business for at least the next 12 months.

Off Balance Sheet Arrangements
As of December 31, 2020, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions
We have relationships and historical and continuing transactions with SVC, RMR and others related to them. For further information about these and other such relationships and related party transactions, see Notes 3, 8, 12 and 13 to the Consolidated Financial Statements included in Part IV, Item 15. of this Annual Report and the section captioned "Business – Our Leases with SVC" above in Part I, Item 1. of this Annual Report, which are incorporated herein by reference, our other filings with the SEC and our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended December 31, 2020. For further information about the risks that may arise as a result of these and other related party transactions and relationships, see elsewhere in this Annual Report, including "Warning Concerning Forward-Looking Statements" and Part I, Item 1A. "Risk Factors." We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

Critical Accounting Estimates
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
Impairment of Definite Lived Intangible Assets. We assess intangible assets with definite lives for impairment annually as of November 30 or whenever events or changes in circumstances warrant a revision to the remaining period of amortization. Definite lived intangible assets primarily include our agreements with franchisees. For 2020, definite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales, collection of royalties from franchisees and any changes in the manner in which the assets were used that could impact the values of the assets.
Impairment of Indefinite Lived Intangible Assets and Goodwill. We assess intangible assets with indefinite lives for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable using either a quantitative or qualitative analysis. Indefinite lived intangible assets consisted of trademarks and their fair value was determined using a relief from royalty method. We subject goodwill and indefinite lived assets to further evaluation and recognize impairment charges when events and circumstances indicate the carrying value of the goodwill or indefinite lived intangible asset exceeds the fair market value of the asset. For 2020, indefinite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to, and based on, the assumptions used in the most recent quantitative assessment.

Goodwill is tested for impairment at the reporting unit level annually as of July 31, or more frequently if the circumstances warrant. We have two reporting units, travel centers and the QSL reporting unit. In May 2020, in conjunction with the impact of the COVID-19 pandemic, we evaluated our travel centers and QSL reporting units for potential indicators of impairment, which included evaluating financial trends and industry and market conditions and assessing the reasonableness of the assumptions used in the most recent quantitative analysis. Based on our analyses, we determined that the decline in site level gross margin in excess of site level operating expense for our QSL reporting unit was an indicator of impairment. Accordingly, we performed an impairment assessment of the goodwill in our QSL reporting unit using the same quantitative analysis approach that we historically followed for our goodwill impairment assessments.
Impairment testing for the travel centers reporting unit for 2020 was performed using a quantitative analysis under which the fair value of our reporting unit was estimated using both an income approach and a market approach. The income approach considered discounted forecasted cash flows that were based on our long term operating plan. A terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The discount rate is an estimate of the overall after tax market rate of return we believe may be required by equity and debt holders of a business enterprise. The market approach considered the estimated fair values of possible comparable publicly traded companies. For each comparable publicly traded company, value indicators, or pricing multiples, were considered to estimate the value of our business enterprise. However, due to the lack of comparable publicly traded companies within the travel center industry, we relied solely on the fair value estimated under the income approach. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows, including revenue growth rates and operating cash flow margins, of the respective reporting unit. For the travel centers reporting unit, we determined a discount rate and perpetual growth rate of 10.5% and 2.5%, respectively, was appropriate as of July 31, 2020. The fair value estimates are sensitive and actual rates and results may differ materially. Applying different assumptions could lead to different results.
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
Customer Loyalty Programs. We offer travel center trucking customers and casual restaurant diners the option to participate in customer loyalty programs. Our customer loyalty programs provide customers with the right to earn loyalty awards on qualifying purchases that can be used for discounts on future purchases of goods or services. We apply a relative standalone selling price approach to our outstanding loyalty awards whereby a portion of each sale attributable to the loyalty awards earned is deferred and will be recognized as revenue in the category in which the loyalty awards are redeemed upon the redemption or expiration of the loyalty awards. Significant judgment is required to determine the standalone selling price for loyalty awards. Assumptions used in determining the standalone selling price include the historic redemption rate and the use of a weighted average selling price for fuel to calculate the revenues attributable to the loyalty awards. To the extent an estimate is inaccurate, our liabilities, expenses and net (loss) income attributable to common stockholders may be understated or overstated.
Income Tax Matters. As part of the process of preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for financial statement and tax reporting purposes. These temporary differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. We are required to record a valuation allowance to reduce deferred tax assets if we are not able to conclude that it is more likely than not these assets will be realized. In measuring our deferred tax assets, we consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for all or a portion of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. We continue to maintain a valuation allowance against the deferred tax assets related to certain net operating loss and tax credit carryforwards in certain federal, state and foreign jurisdictions. To the extent our estimates and assumptions prove inaccurate, we may need to recognize additional amounts of valuation allowance, which would increase our income tax expense and reduce our net (loss) income attributable to common stockholders in future periods.

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
Self Insurance Accruals. We are exposed to losses under insurance programs for which we pay deductibles and for which we are partially self insured up to certain stop loss amounts, including claims under our general liability, workers' compensation, motor vehicle and group health benefits policies and programs. Accruals are established under these insurance programs for both estimated losses on known claims and potential claims incurred but not asserted, based on claims histories and using actuarial methods. The most significant risk of this methodology is its dependence on claims histories, which are not always indicative of future claims. To the extent an estimate is inaccurate, our liabilities, expenses and net (loss) income attributable to common stockholders may be understated or overstated.
Contingencies. We establish or adjust environmental contingency accruals when the responsibility to remediate becomes probable and the amount of associated costs is reasonably determinable and we record legal contingency accruals when our liability becomes probable and when we can reasonably estimate the amount of our contingent loss. We also have a receivable for expected recoveries of certain of our estimated future environmental expenditures. The process of determining both our estimated future costs of environmental remediation and our estimated future recoveries of costs from insurers or others involves a high degree of management judgment based on past experiences and current and expected regulatory and insurance market conditions. The process of estimating our liability for legal matters involves a high degree of management judgment, which is based on facts and circumstances specific to each matter and our prior experiences with similar matters that may not be indicative of future results. To the extent an estimate is inaccurate, our liabilities, expenses and net (loss) income attributable to common stockholders may be understated or overstated.

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
For example, in August 2016 the EPA and the National Highway Traffic Safety Administration established final regulations intended to phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty trucks. Under the Trump Administration, the EPA and the U.S. Department of Transportation rolled back various rules relating to greenhouse gas emissions and fuel efficiency standards for trucks and other motor vehicles, including portions of the rule discussed above. President Biden has signed executive orders requiring federal agencies to review certain actions taken by the Trump Administration with respect to fuel efficiency standards, but it is difficult to predict what, if any, changes to existing rules will occur under the Biden Administration or as a result of federal legislative action or due to related legal challenges and, if changes occur, what impact those changes would have on our industry, us or our business. In addition, the California Air Resources Board, or CARB, routinely considers rulemaking activity the purpose of which is to make heavy duty truck fleets operating in the state more fuel efficient and less polluting. The Trump Administration challenged CARB's ability to take such actions, and legal challenges remain to the enforceability of CARB's rulemaking. Because of the size of the California market and economy, fleet rules adopted by CARB frequently have influence throughout the United States. We may not be able to completely offset the loss of business we may suffer as a result of increasing engine efficiency and other fuel conservation and pollution reduction efforts under federal or state rules or as a result of other existing or future regulation or changes in customer demand.
Some observers believe severe weather activities in different parts of the country over the last few years are evidence global climate change. Such severe weather may have an adverse effect on individual properties we own, lease or operate, or the volume of business at our locations. We mitigate these risks by owning, leasing and operating a diversified portfolio of properties, by procuring insurance coverage we believe adequately protects us from material damages and losses and by attempting to monitor and be prepared for such events. However, we cannot be certain that our mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change or otherwise could not have a material adverse effect on our business.
For further information about these and other environmental and climate change matters, and the related risks that may arise, please refer to the disclosure under the heading "Environmental Contingencies" in Note 14 to the Consolidated Financial Statements included in Part IV, Item 15. of this Annual Report, "Warning Concerning Forward-Looking Statements," "Regulatory Environment – Environmental Regulation" in Part I, Item 1. and Part I, Item 1A. "Risk Factors."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data
The information required by this item is included in Part IV, Item 15. of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2020.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15. of this Annual Report.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2020, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The remainder of the information required by Item 10. is incorporated by reference to our definitive Proxy Statement.

Item 11. Executive Compensation
The information required by Item 11. is incorporated by reference to our definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant awards of options and shares of common stock under the TravelCenters of America Inc. Amended and Restated 2016 Equity Compensation Plan, or the 2016 Plan, from time to time to our Directors, officers, employees and other individuals who render services to us. In 2020, we awarded 253,945 shares of common stock to our Directors, officers, employees and others who provided services to us. The terms of awards made under the Plan are determined by the Compensation Committee of our Board of Directors at the time of the grant. The following table is as of December 31, 2020.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securityholders - 2016 Plan	None.	None.	262,058(1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	262,058(1)
(1) Consists of shares of common stock available for issuance pursuant to the terms of the 2016 Plan. Stock awards that are repurchased or forfeited will be added to the shares of common stock available for issuance under the 2016 Plan.
Payment to our Directors, officers, employees and other individuals who render services to us are described in Notes 9 and 13 to the Consolidated Financial Statements in Part IV, Item 15. of this Annual Report. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13. is incorporated by reference to our definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services
The information required by Item 14. is incorporated by reference to our definitive Proxy Statement.

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
(b) Exhibits

3.1	Plan of Conversion (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed July 30, 2019)

3.2	Articles of Conversion of TravelCenters of America LLC (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed July 30, 2019)

3.3	Articles of Incorporation of TravelCenters of America Inc. (Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed July 30, 2019)

3.4	Articles of Amendment to the Articles of Incorporation of TravelCenters of America Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 26, 2020)

3.5	Amended and Restated Bylaws of TravelCenters of America Inc. (Incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K filed July 30, 2019)

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.3 to our Post Effective Amendment to our Registration Statement on Form S-3 filed August 1, 2019)

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

10.3
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

10.4
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

10.5
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

10.7	*
Form of Share Award Agreement under the TravelCenters of America LLC 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

10.8	†
WEX Merchant Acceptance Agreement, dated as of November 5, 2016, by and between WEX Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

10.9	†
Amendment # 1 to the WEX Merchant Acceptance Agreement, executed as of January 6, 2017,  by and between WEX Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

10.10	†
Amended and Restated Amendment to Comdata Merchant Agreement, dated as of December 14, 2011, by and between Comdata Network, Inc. (now Comdata Inc.) and TA Operating LLC (Incorporated by reference to Exhibit 10.67 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on May 17, 2017)

10.11
Second Amendment to Lease Agreement, dated as of May 25, 2018, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed on August 6, 2018)

10.12
Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of July 19, 2019, by and among TravelCenters of America LLC and TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities party thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 22, 2019)

10.13
Second Amended and Restated Lease Agreement No. 1, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.14
Second Amended and Restated Lease Agreement No. 2, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.15
Second Amended and Restated Lease Agreement No. 3, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.16
Second Amended and Restated Lease Agreement No. 4, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.17
Amended and Restated Lease Agreement No. 5, dated October 14, 2019, by and among Highway Ventures Properties Trust, Highway Ventures Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.18
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.19
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.20
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.21
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.22
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of Highway Ventures Properties Trust and Highway Ventures Properties LLC (Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.23	*
Form of Restricted Stock Agreement under the TravelCenters of America Inc. 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.85 to our Annual Report on Form 10-K filed on February 25, 2020)

10.24	*
Separation Agreement, dated as of February 28, 2020, by and between William E. Myers and TravelCenters of America Inc. and The RMR Group LLC ( Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2020)

10.25	*	TravelCenters of America Inc. Second Amended and Restated 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 22, 2020)

10.26	*	Summary of Director Compensation (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 22, 2020)

10.27
Credit Agreement, dated as of December 14, 2020 among TravelCenters of America Inc., Citibank, N.A., as administrative agent, Delaware Trust Company, as collateral agent, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2020)

10.28
Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated as of December 14, 2020, among TravelCenters of America Inc. and TA Operating LLC, as borrowers, each of the guarantors named therein, Wells Fargo Capital Finance LLC, as agent, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 16, 2020)

10.29	*	Form of Restricted Stock Agreement under the TravelCenters of America Inc. Second Amended and Restated 2016 Equity Compensation Plan (filed herewith)

10.30	†	Second Amendment to the Comdata Merchant Agreement, effective as of December 4, 2020, by and between Comdata Inc. and TA Operating LLC (filed herewith)

21.1		Subsidiaries of TravelCenters of America Inc. (filed herewith)

23.1		Consent of RSM US LLP (filed herewith)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

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

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
TravelCenters of America Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TravelCenters of America Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, cash flows and stockholders’ equity for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2021, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill Impairment Assessment
As described in Note 1 and Note 5 to the financial statements, the Company’s goodwill balance was $22 million at December 31, 2020, which is allocated entirely to the Company’s travel center reporting unit. Goodwill is evaluated for impairment at least annually at the reporting unit level or more frequently if indicators of impairment require the performance of an interim impairment assessment. The determination of the fair value of the reporting units under the discounted cash flow model requires management to exercise significant judgment in developing estimates and assumptions related to revenue growth rates and operating cash flow margins, perpetual growth rates and the timing of expected future cash flows, and discount rates. The fair value estimates are sensitive and actual rates and results may differ materially. Applying different assumptions could lead to different results.
We identified the goodwill impairment assessment of the travel center reporting unit as a critical audit matter because auditing management’s assumptions regarding revenue growth rates, operating cash flow margins and discount rate involved a high degree of subjectivity and increased audit effort, including the use of our valuation specialist.

Our audit procedures related to the Company’s goodwill impairment assessment included the following, among others:
•We obtained an understanding of the relevant controls related to goodwill impairment assessment and tested such controls for design and operating effectiveness, including management review controls over the significant assumptions noted above.
•We evaluated management’s methodologies and performed testing over the significant assumptions and underlying data used by the Company by performing the following procedures:
◦Evaluating the reasonableness of revenue growth rates and operating cash flow margins by comparing these to historical operating results, as well as third party market data. This included evaluation of historical fuel price and fuel gross margin trends and operating expense margins. We also tested the reasonableness of management’s projections by comparing management’s prior forecast of future revenues and cash flows to historical results.
◦Evaluating the impact of changes to significant assumptions described above on the fair value of the travel center reporting unit.
•We evaluated the relevance and reliability of source information with the assistance of a valuation specialist in determining the reasonableness of the discount rate, perpetual growth rate, Company specific risk factors, and tested the mathematical accuracy of the Company’s calculation of discounted cash flows.
Fixed Asset and Right of Use Asset Impairment Assessment
As described in Note 1 to the financial statements, the Company reviews definite lived assets for indicators of impairment during each reporting period. The Company recognizes impairment charges when (i) the carrying value of a long lived asset or asset group to be held and used in the business is not recoverable and exceeds its fair value and (ii) when the carrying value of a long lived asset or asset group to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Management’s estimates of fair value are based on estimates of likely market participant assumptions, including our current expectations for projected fuel sales volume, nonfuel revenues, fuel and nonfuel gross margins, site level operating expense and real estate rent expense. If the business climate deteriorates, the Company’s actual results may not be consistent with these assumptions and estimates. The discount rate is used to measure the present value of projected future cash flows and is set at a rate we believe is likely to be used by a market participant using a weighted average cost of capital method that considers market and industry data as well as our specific risk factors. The weighted average cost of capital is management’s estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. Management uses a number of assumptions and methods in preparing the valuations underlying impairment tests, including estimates of future cash flows and discount rates and in some instances may obtain third party appraisals. Management performs an impairment analysis for substantially all property and equipment and operating lease assets at the individual site level because that is the lowest level of asset and liability groupings for which the cash flows are largely independent of the cash flows of other assets and liabilities.
We identified the evaluation of potential indicators of impairment for fixed asset and right of use asset as a critical audit matter because management’s review of definite lived assets for indicators of impairment and measurement of the fair value of long lived assets or asset groups requires a high degree of auditor judgment when evaluating the significant assumptions described above and increased audit effort.
Our audit procedures related to the Company’s evaluation of fixed asset and right of use asset impairment assessment included the following, among others:
•We obtained an understanding of the relevant controls related to fixed asset impairment assessment and tested such controls for design and operating effectiveness, including management review controls over the significant assumptions noted above.
•We tested management’s process for reviewing definite lived assets for indicators of impairment, including:
◦Evaluating the reasonableness of management’s model for identifying impairment indicators, which included comparing expectations for projected fuel sales volume, nonfuel revenues, fuel and nonfuel gross margins, site level operating expense and real estate rent expense to actuals, and testing the model for mathematical accuracy and completeness of inputs by agreeing allocated values by asset group to supporting source documents.
◦Evaluating the reasonableness of management identified external conditions, including industry and market data, impacting each asset group’s profitability by comparing them to published third party data.

◦Evaluating the reasonableness of financial trends for growth or decline in results, by comparing the profitability measures to historical results of the asset group.
•For locations where indicators of impairment were identified, we evaluated management’s test of recoverability, which included:
◦Obtaining an understanding of management’s process for developing undiscounted expected future cash flows for long-lived assets and evaluating the reasonableness of the future cash flow model.
◦Testing the completeness and accuracy of the data used by management.
◦Evaluating the reasonableness of management’s significant assumptions, including revenue and profitability forecasts by comparing them to historical results of the asset group.
•For locations that the Company utilized a third party appraiser to measure an impairment loss, we evaluated the appraisals with assistance of our real estate valuation specialists. These procedures included evaluating the reasonableness of the market comparables obtained by independently evaluating the third party data.
Realizability of Deferred Tax Assets
As described in Note 10 of the financial statements, at December 31, 2020, the Company had deferred tax assets of $153 million, net of valuation allowance of $1 million. Deferred tax assets are reduced by a valuation allowance when it is more likely than not the deferred tax asset will not be realized. Management applied significant judgment in considering the relative impact of negative and positive evidence to determine whether sufficient future taxable income will be generated to support the realization of the existing deferred tax assets prior to expiration.
We identified the Company’s realizability of deferred tax assets as a critical audit matter because auditing management’s assumptions required significant audit effort and the significant assumptions include a high degree of auditor judgment and subjectivity.
Our audit procedures related to the Company’s realizability of deferred tax assets included the following, among others:
•We obtained an understanding of the relevant controls related to deferred tax assets and tested such controls for design and operating effectiveness, including management review controls over the evaluation and application of the effects of changes in the tax law, management’s projections, and the identification of sources of future taxable income and available tax planning strategies.
•We assessed management’s probabilities of the potential effects of both negative and positive factors by performing the following:
◦We evaluated the assumptions used by the Company to develop projections of future taxable income and tested the completeness and accuracy of the underlying data used in the projections.
◦We compared the projections of future taxable income with other forecasted financial information prepared by the Company and also evaluated the impact of changes to significant assumptions on future taxable income to evaluate the recoverability of deferred tax assets resulting from changes in assumptions.
◦We considered the feasibility of tax planning strategies and involved our tax professionals to assist in evaluating the application of tax law, including any changes in the tax law, and the Company’s consideration of the sources of future taxable income.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

Cleveland, Ohio
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
TravelCenters of America Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited TravelCenters of America Inc.'s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, cash flows and stockholders’ equity for the years then ended, and the related notes to the consolidated financial statements and our report dated February 26, 2021, expressed an unqualified opinion.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management's Report on Assessment of Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ RSM US LLP

Cleveland, Ohio
February 26, 2021

TravelCenters of America Inc.
Consolidated Balance Sheets
(in thousands, except par value amount)

	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$483,151	$17,206
Accounts receivable (net of allowance for doubtful accounts of $1,016 and $1,083 as of December 31, 2020 and 2019, respectively)	94,429	173,496
Inventory	172,830	196,611
Other current assets	35,506	32,456
Total current assets	785,916	419,769

Property and equipment, net	801,789	868,503
Operating lease assets	1,734,883	1,817,998
Goodwill	22,213	25,259
Intangible assets, net	11,529	20,707
Other noncurrent assets	87,530	78,659
Total assets	$3,443,860	$3,230,895

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$158,075	$147,440
Current operating lease liabilities	111,255	104,070
Other current liabilities	175,867	138,455
Total current liabilities	445,197	389,965

Long term debt, net	525,397	329,321
Noncurrent operating lease liabilities	1,763,166	1,880,188
Other noncurrent liabilities	69,121	58,885
Total liabilities	2,802,881	2,658,359

Stockholders' equity:
Common stock, $0.001 par value, 216,000 and 16,000 shares of common stock authorized as of December 31, 2020 and 2019, respectively, and 14,574 and 8,307 shares of common stock issued and outstanding as of December 31, 2020 and 2019, respectively	14	8
Additional paid-in capital	781,841	698,402
Accumulated other comprehensive loss	(205)	(172)
Accumulated deficit	(141,084)	(127,185)
Total TA stockholders' equity	640,566	571,053
Noncontrolling interest	413	1,483
Total stockholders' equity	640,979	572,536
Total liabilities and stockholders' equity	$3,443,860	$3,230,895
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
Revenues:
Fuel	$3,084,323	$4,247,069
Nonfuel	1,747,418	1,856,147
Rent and royalties from franchisees	14,296	14,143
Total revenues	4,846,037	6,117,359

Cost of goods sold (excluding depreciation):
Fuel	2,750,971	3,868,351
Nonfuel	685,391	726,418
Total cost of goods sold	3,436,362	4,594,769

Site level operating expense	870,329	943,810
Selling, general and administrative expense	145,038	155,474
Real estate rent expense	255,743	257,762
Depreciation and amortization expense	127,789	100,260

Income from operations	10,776	65,284

Interest expense, net	30,479	28,356
Other expense (income), net	1,379	(880)
(Loss) income before income taxes	(21,082)	37,808
Benefit (provision) for income taxes	6,178	(4,339)
Net (loss) income	(14,904)	33,469
Less: net (loss) income for noncontrolling interest	(1,005)	124
Net (loss) income attributable to common stockholders	$(13,899)	$33,345

Other comprehensive loss, net of taxes:
Foreign currency (loss) gain, net of taxes of $26 and $61, respectively	$(33)	$46
Interest in equity investee's unrealized losses on investments	—	(573)
Other comprehensive loss attributable to common stockholders	(33)	(527)

Comprehensive (loss) income attributable to common stockholders	$(13,932)	$32,818

Net (loss) income per share of common stock attributable to common stockholders:
Basic and diluted	$(1.23)	$4.12
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(14,904)	$33,469
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Noncash rent credits, net	(21,486)	(21,406)
Depreciation and amortization expense	127,789	100,260
Deferred income taxes	(5,418)	5,710
Changes in operating assets and liabilities:
Accounts receivable	78,328	(76,636)
Inventory	23,460	154
Other assets	(1,514)	5,152
Accounts payable and other liabilities	46,952	26,698
Other, net	11,201	9,066
Net cash provided by operating activities	244,408	82,467

Cash flows from investing activities:
Acquisition of travel centers from SVC	—	(309,637)
Capital expenditures	(54,386)	(83,955)
Distribution from equity investee	286	5,756
Proceeds from other asset sales	1,873	2,919
Investment in equity investee	(2,928)	(1,500)
Net cash used in investing activities	(55,155)	(386,417)

Cash flows from financing activities:
Net proceeds from underwritten equity offering	79,980	—
Net proceeds from Term Loan Facility	191,516	—
West Greenwich Loan borrowings	16,600	—
Revolving Credit Facility borrowings	—	7,900
Payments on Revolving Credit Facility	(7,900)	—
Acquisition of stock from employees	(1,750)	(346)
Distributions to noncontrolling interest	(65)	(136)
Other, net	(1,740)	(745)
Net cash provided by financing activities	276,641	6,673

Effect of exchange rate changes on cash	51	96
Net increase (decrease) in cash and cash equivalents	465,945	(297,181)
Cash and cash equivalents at the beginning of the year	17,206	314,387
Cash and cash equivalents at the end of the year	$483,151	$17,206

Supplemental disclosure of cash flow information:
Interest paid (including rent classified as interest and net of capitalized interest)	$28,039	$27,819
Income taxes refunded	(1,210)	(1,670)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total TA Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2018	8,080	$8	$695,307	$355	$(246,773)	$—	$448,897	$1,495	$450,392
Grants under share award plan and stock based compensation, net	227	—	3,095	—	—	(346)	2,749	—	2,749
Retirement of treasury stock	—	—	—	—	—	346	346	—	346
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(136)	(136)
Other comprehensive loss, net of taxes	—	—	—	(527)	—	—	(527)	—	(527)
Cumulative effect of adoption of ASC 842, net of taxes	—	—	—	—	86,243	—	86,243	—	86,243
Net income	—	—	—	—	33,345	—	33,345	124	33,469
December 31, 2019	8,307	8	698,402	(172)	(127,185)	—	571,053	1,483	572,536
Grants under share award plan and stock based compensation, net	167	—	3,465	—	—	—	3,465	—	3,465
Proceeds from underwritten public equity offering	6,100	6	79,974	—	—	—	79,980	—	79,980
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(65)	(65)
Other comprehensive loss, net of taxes	—	—	—	(33)	—	—	(33)	—	(33)
Net loss	—	—	—	—	(13,899)	—	(13,899)	(1,005)	(14,904)
December 31, 2020	14,574	$14	$781,841	$(205)	$(141,084)	$—	$640,566	$413	$640,979
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

1.Summary of Significant Accounting Policies
General Information and Basis of Presentation
TravelCenters of America Inc., which we refer to as the Company or we, us and our, is a Maryland corporation. Prior to August 1, 2019, we were organized as a Delaware limited liability company. On August 1, 2019, in conjunction with our conversion from a Delaware limited liability company to a Maryland corporation, we assigned a $0.001 par value per share to our common stock and the excess over the par value was classified as additional paid-in capital in our consolidated balance sheets. See Note 9 for more information on our conversion to a Maryland corporation and our common stock.
As of December 31, 2020, we operated or franchised 316 travel centers, standalone truck service facilities and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of December 31, 2020, our business included 271 travel centers in 44 states in the United States and the province of Ontario, Canada, primarily along the U.S. interstate highway system, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of these travel centers, we owned 51, we leased 181, we operated two for a joint venture in which we owned a noncontrolling interest and 37 were owned or leased from others by our franchisees. We operated 232 of our travel centers and franchisees operated 39 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as a wide range of truck repair and maintenance services, diesel exhaust fluid, full service restaurants, or FSRs, quick service restaurants and various customer amenities.
As of December 31, 2020, our business included three standalone truck service facilities operated under the "TA Truck Service" brand name. Of these standalone truck service facilities, we leased two and owned one. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
As of December 31, 2020, our business included 42 standalone restaurants in 12 states in the United States operated primarily under the "Quaker Steak & Lube," or QSL, brand name. Of these standalone restaurants, we operated 14 restaurants (four we owned, eight we leased, one we operated for one of our franchisees and one we operated for a joint venture in which we owned a noncontrolling interest) and 28 were owned or leased from others and operated by our franchisees. We have entered an agreement to sell our QSL business for approximately $5,000, excluding costs to sell and certain closing adjustments. This sale is expected to close during the first quarter of 2021; however, it is subject to certain conditions. Accordingly, we cannot be certain that we will complete this sale, that this sale will not be delayed or that the terms will not change. See Note 3 for more information about the sale of our QSL business.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents, the majority of which are held at major commercial banks. Certain cash account balances exceed Federal Deposit Insurance Corporation insurance limits of $250 per account and, as a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts. We record trade accounts receivable at the invoiced amount and those amounts do not bear interest. The recorded allowance for doubtful accounts is our best estimate of the amount of probable losses in our existing accounts receivable. We base the allowance on historical payment patterns, aging of accounts receivable, periodic review of customers' financial condition and actual write off history. We charge off account balances against the allowance when we believe it is probable the receivable will not be collected. As of December 31, 2020 and 2019, our accounts receivable balance also included $1,131 and $70,229, respectively, related to the federal biodiesel blenders' tax credit that the U.S. government retroactively reinstated in 2019.

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
Property and Equipment. We record property and equipment as a result of business combinations based on their fair values as of the date of the acquisition. We record all other property and equipment at cost. We depreciate our property and equipment on a straight line basis generally over the following estimated useful lives of the assets:

Buildings and site improvements	10 to 40 years
Machinery and equipment	3 to 15 years
Furniture and fixtures	5 to 20 years
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
Impairment. We review definite lived assets for potential indicators of impairment during each reporting period. We recognize impairment charges when (i) the carrying value of a long lived asset or asset group to be held and used in the business is not recoverable and exceeds its fair value and (ii) when the carrying value of a long lived asset or asset group to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Our estimates of fair value are based on our estimates of likely market participant assumptions, including our current expectations for projected fuel sales volume, nonfuel revenues, fuel and nonfuel gross margins, site level operating expense and real estate rent expense. The discount rate is used to measure the present value of projected future cash flows and is set at a rate we believe is likely to be used by a market participant using a weighted average cost of capital method that considers market and industry data as well as our specific risk factors. The weighted average cost of capital is our estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. We use a number of assumptions and methods in preparing valuations underlying the impairment tests including estimates of future cash flows and discount rates, and in some instances we may obtain third party appraisals. We recognize impairment charges in the period during which the circumstances surrounding an asset or asset group to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset or asset group is made. We perform our impairment analysis for substantially all of our property and equipment and operating lease assets at the individual site level because that is the lowest level of asset and liability groupings for which the cash flows are largely independent of the cash flows of other assets and liabilities.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

In March 2020, COVID-19 was declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary declared a public health emergency in the United States in response to the outbreak. As a result of the COVID-19 pandemic and its impact on our operations, we assessed our indefinite and definite lived intangible assets and our definite lived assets for potential indicators of impairment during the year ended December 31, 2020. The impact of the COVID-19 pandemic on our operations was included in our analyses. However, we are unable to predict the duration and severity of the COVID-19 pandemic and as a result, we are unable to determine what the ultimate impact will be on our financial results and financial position. We will continue to closely monitor the impact of the COVID-19 pandemic on the fair value of our travel centers reporting unit.
During 2020 and 2019, based on our evaluation of certain low performing owned and leased standalone restaurants, we incurred impairment charges of $6,574 and $2,369, respectively, to our property and equipment and $1,262 and $579, respectively, to our operating lease assets.
We assess intangible assets with definite lives for impairment annually or whenever events or changes in circumstances warrant a revision to the remaining period of amortization. Definite lived intangible assets primarily include our agreements with franchisees. For 2020, definite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales, collection of royalties from franchisees and any changes in the manner in which the assets were used that could impact the values of the assets. During 2020 and 2019, we did not record any impairment charges related to, or recognize a revision to the remaining period of amortization of, our definite lived intangible assets.
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
Goodwill is tested for impairment annually as of July 31, or more frequently if the circumstances warrant, at the reporting unit level. We have two reporting units, travel centers and the QSL reporting unit. In May 2020, in conjunction with the impact of the COVID-19 pandemic, we evaluated our travel centers and QSL reporting units for potential indicators of impairment, which included evaluating financial trends and industry and market conditions and assessing the reasonableness of the assumptions used in the most recent quantitative analysis. Based on our analyses, we determined that the decline in site level gross margin in excess of site level operating expense for our QSL reporting unit was an indicator of impairment. Accordingly, we performed an impairment assessment of the goodwill in our QSL reporting unit using the same quantitative analysis approach that we historically followed for our goodwill impairment assessments. Based on the assessment performed, we recorded a goodwill impairment charge of $3,046, which was recognized in depreciation and amortization expense in our consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2020.
Annual impairment testing for the travel centers reporting unit for 2020 was performed using a quantitative analysis under which the fair value of our reporting unit was estimated using both an income approach and a market approach. The income approach considered discounted forecasted cash flows that were based on our long term operating plan. A terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The discount rate is an estimate of the overall after tax market rate of return we believe may be required by equity and debt holders of a business enterprise. The market approach considered the estimated fair values of possible comparable publicly traded companies. For each comparable publicly traded company, value indicators, or pricing multiples, were considered to estimate the value of our business enterprise. However, due to the lack of comparable publicly traded companies within the travel center industry, we relied solely on the fair value estimated under the income approach. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows, including revenue growth rates and operating cash flow margins, of the respective reporting unit. For the travel centers reporting unit, we determined a discount rate and perpetual growth rate of 10.5% and 2.5%, respectively, was appropriate. The fair value estimates are sensitive and actual rates and results may differ materially. Applying different assumptions could lead to different results. Based on our analyses, we concluded that as of July 31, 2020, goodwill for our travel centers reporting unit was not impaired.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

We evaluate indefinite lived intangible assets for impairment as of November 30, or more frequently if the circumstances warrant. During 2020, indefinite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to, and based on, the assumptions used in the most recent quantitative assessment. During 2020 and 2019, we did not record any impairment charges related to our indefinite lived intangible assets.
As of December 31, 2020, we classified the net assets of our QSL business as held for sale and recorded an impairment charge of $13,715 for the year ended December 31, 2020, included in depreciation and amortization expense in our consolidated statement of operations and comprehensive (loss) income. See Note 3 for more information on the sale of our QSL business.
Stock Based Employee Compensation. We have historically granted awards of our shares of common stock under our share award plans. Stock awards issued to our Directors vest immediately. Stock awards made to others vest in five equal annual installments beginning on the date of the award. Compensation expense related to stock awards is determined based on the market value of our shares of common stock on the date of the award with the aggregate value of the shares of common stock awarded amortized to expense over the period of time over which the stock based payments vest. We recognize forfeited stock awards as they occur. We include stock based compensation expense in selling, general and administrative expense in our consolidated statements of operations and comprehensive (loss) income.
Environmental Remediation. We record remediation charges and penalties when the obligation to remediate is probable and the amount of associated costs are reasonably determinable. We include remediation expense within site level operating expense in our consolidated statements of operations and comprehensive (loss) income. Generally, the timing of remediation expense recognition coincides with completion of a feasibility study or the commitment to a formal plan of action. Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments. In our consolidated balance sheets, the accrual for environmental matters is included in other noncurrent liabilities, with the amount estimated to be expended within the subsequent 12 months included in other current liabilities. We recognize a receivable for estimated future environmental costs that we may be reimbursed for within other noncurrent assets in our consolidated balance sheets. See Note 14 for more information on our estimated future environmental costs.

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
Asset Retirement Obligations. We recognize the future costs for our obligations related to the removal of our underground storage tanks and certain improvements we own at leased properties over the estimated useful lives of each asset requiring removal. We record a liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long lived asset at the time such an asset is installed. We base the estimated liability on our historical experiences in removing these assets, their estimated useful lives, external estimates as to the cost to remove the assets in the future and regulatory or contractual requirements. The liability is a discounted liability using a credit adjusted risk free rate. Our asset retirement obligations at December 31, 2020 and 2019, were $5,752 and $5,160, respectively, and are presented in other noncurrent liabilities in our consolidated balance sheets.
Leasing Transactions. Leasing transactions are a material part of our business. We have lease agreements covering many of our properties, as well as various equipment, with the most significant leases being our five leases with Service Properties Trust, or SVC. We recognize operating lease assets and liabilities for all leases with an initial term greater than 12 months. Leases with an initial term of 12 months or less are not recognized in our consolidated balance sheets. Our operating lease liabilities represent the present value of our unpaid lease payments. The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in our leases with SVC and our incremental borrowing rate for all other leases. Certain of our leases include renewal options, and certain of our leases include escalation clauses and purchase options. Renewal periods are included in calculating our operating lease assets and liabilities when they are reasonably certain.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

We recognize rent under operating leases without scheduled rent increases as an expense over the lease term as it becomes payable. Certain operating leases specify scheduled rent increases over the lease term or other lease payments that are not scheduled evenly throughout the lease term. We recognize the effects of those scheduled rent increases in rent expense over the lease term on an average, or straight line, basis, which reduces our operating lease assets. The rent payments resulting from our sales to SVC of improvements to the properties we lease from SVC are contingent rent. We recognize the expense related to this contingent rent evenly throughout the remaining lease term beginning on the dates of the related sales to SVC. See Note 8 for more information about our leases with SVC and our accounting for them.
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
Recently Issued Accounting Pronouncement and Other Accounting Matters
In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2018-15, Intangibles - Goodwill and Other - Internal-Use Software, which aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs are to be amortized over the term of the contract. We adopted this standard on January 1, 2020, using the prospective transition method. The implementation of this update did not cause a material change to our consolidated financial statements.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as a response to the economic uncertainty resulting from the COVID-19 pandemic, which, among other things, included several temporary changes to corporate income tax provisions. The CARES Act, among other things, includes provisions relating to the deferral of the employer portion of social security taxes incurred through December 31, 2020, and employee retention tax credit, which is a refundable payroll credit for certain qualified wages and health benefits. As of December 31, 2020, we have included $23,340 of deferred employer social security payments in other current liabilities. For the year ended December 31, 2020, we recognized $3,268 related to the employee retention tax credit for credits evaluated through June 30, 2020. We are in the process of evaluating the amount of any credits for which we may be eligible for the period July 1, 2020 through December 31, 2020; however, we are currently unable to estimate the amount of these credits, if any, for which we are eligible. We will continue to evaluate the impact the CARES Act may have on our operations and consolidated financial statements in future periods and to the extent additional guidance and regulations are issued.

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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Fuel Revenues. We recognize fuel revenues and the related costs at the time of sale to customers at our company operated locations. We sell diesel fuel and gasoline to our customers at prices that we establish daily or are indexed to market prices and reset daily. We sell diesel fuel under pricing arrangements with certain customers. For the year ended December 31, 2020, approximately 89.5% of our diesel fuel volume was sold at discounts to posted prices under pricing arrangements with our fleet customers, some of which include rebates payable to the customer after the end of the period.
Nonfuel Revenues. We recognize nonfuel revenues and the related costs at the time of sale to customers at our company operated locations. We sell a variety of nonfuel products and services at stated retail prices in our travel centers and standalone restaurants, as well as through our Road Squad®, TechOn-Site® and TA Commercial Tire Network™ programs. Truck repair and maintenance goods or services may be sold at discounted prices under pricing arrangements with certain customers, some of which include rebates payable to the customer after the end of the period.
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
For those travel centers that we lease to a franchisee, we recognize rent revenues on a straight line basis based on the current contractual rent amount. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. Because the rent increases related to these factors are contingent upon future events, we recognize the related rent revenues after such events have occurred. See Note 8 for more information about the travel centers we leased to franchisees.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Disaggregation of Revenues
We disaggregate our revenues based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive (loss) income. Nonfuel revenues disaggregated by type of good or service for the years ended December 31, 2020 and 2019, were as follows:

	Year Ended December 31,
	2020	2019
Nonfuel revenues:
Truck service	$670,847	$674,203
Store and retail services	660,921	662,067
Restaurant	308,525	425,090
Diesel exhaust fluid	107,125	94,787
Total nonfuel revenues	$1,747,418	$1,856,147
Contract Liabilities
Our contract liabilities, which are presented in our consolidated balance sheets in other current and other noncurrent liabilities, primarily include deferred revenues related to our customer loyalty programs, gift cards, rebates payable to customers and other deferred revenues. The following table shows the changes in our contract liabilities between periods.

	Customer Loyalty Programs	Other	Total
December 31, 2018	$15,490	$3,470	$18,960
Increases due to unsatisfied performance obligations arising during the period	103,228	12,982	116,210
Revenues recognized from satisfied performance obligations during the period	(90,462)	(10,519)	(100,981)
Other	(10,263)	(1,111)	(11,374)
December 31, 2019	17,993	4,822	22,815
Increases due to unsatisfied performance obligations arising during the period	115,792	15,791	131,583
Revenues recognized from satisfied performance obligations during the period	(98,147)	(12,879)	(111,026)
Other	(12,817)	(589)	(13,406)
December 31, 2020	$22,821	$7,145	$29,966
As of December 31, 2020, we expect the unsatisfied performance obligations relating to our customer loyalty programs will be satisfied within 12 months.
As of December 31, 2020, the deferred initial and renewal franchise fee revenue expected to be recognized in future periods ranges between $323 and $373 for each of the years 2021 through 2025.

3. Acquisition and Disposition Activity
2020 Acquisition Activity. During the year ended December 31, 2020, we acquired one parcel of land for $1,358, which we accounted for as an asset acquisition.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

2019 Acquisition Activity. In January 2019, we entered into agreements, or the Transaction Agreements, with SVC pursuant to which, among other things, we purchased 20 travel centers for $309,637, which amount includes $1,437 of transaction related costs. These acquisitions were accounted for as asset acquisitions that resulted in the derecognition of certain operating lease assets and liabilities for a net recognized aggregate cost basis of the acquired assets of $284,902. See Note 8 for more information about the Transaction Agreements and our leases with SVC and Note 13 for more information about our relationship with SVC.
2020 Disposition Activity. We entered an agreement to sell our QSL business for approximately $5,000, excluding costs to sell and certain closing adjustments and classified our QSL business as held for sale as of December 31, 2020, because it met the applicable criteria for that treatment as set forth in FASB Accounting Standards Codification 205, Presentation of Financial Statements. We do not believe that this sale represents a strategic shift in our business. We expect this sale to close during the first quarter of 2021; however, it is subject to certain conditions. Accordingly, we cannot be certain that we will complete this sale, that this sale will not be delayed or that the terms will not change.
Our QSL business includes 41 standalone restaurants in 11 states in the United States operated primarily under the QSL brand name. During the year ended December 31, 2020, we recorded an impairment charge of $13,715, which is included in depreciation and amortization expense in our consolidated statement of operations and comprehensive (loss) income to reduce the carrying value of our QSL net asset disposal group to $4,471. Our estimated fair value is based on the purchase price, pursuant to the purchase and sale agreement, less costs to sell and certain closing adjustments. Our QSL net asset disposal group is included as assets held for sale, net in other current assets on our consolidated balance sheet and is comprised of the following:

December 31,
2020
Current assets	$4,313
Property and equipment, net	11,745
Operating lease assets	6,927
Intangible assets, net	7,301
Current liabilities	(1,967)
Current operating lease liabilities	(1,307)
Long term debt, net	(868)
Noncurrent operating lease liabilities	(7,907)
Other noncurrent liabilities	(51)
Assets held for sale, gross	18,186
Impairment charge	(13,715)
Assets held for sale, net	$4,471

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

4. Property and Equipment
Property and equipment, net as of December 31, 2020 and 2019, consisted of the following:

	December 31,
	2020	2019
Machinery, equipment and furniture	$531,755	$533,380
Land and improvements	315,906	316,751
Leasehold improvements	296,396	271,451
Buildings and improvements	295,588	307,433
Construction in progress	14,391	24,678
Property and equipment, at cost	1,454,036	1,453,693
Less: accumulated depreciation and amortization	652,247	585,190
Property and equipment, net	$801,789	$868,503
Total depreciation expense for the years ended December 31, 2020 and 2019, was $103,178 and $97,232, respectively, which included impairment charges of $6,574 and $2,369 for the years ended December 31, 2020 and 2019, related to certain standalone restaurants. As of December 31, 2020, we reclassified $11,745 of our property and equipment, net, as held for sale. See Note 3 for more information on the sale of our QSL business.
The following table shows the amounts of property and equipment owned by SVC but recognized in operating lease assets in our consolidated balance sheets.

	December 31,
	2020	2019
Leasehold improvements	$100,419	$101,316
Property and equipment, at cost	100,419	101,316
Less: accumulated depreciation and amortization	82,919	81,915
Property and equipment, net	$17,500	$19,401
At December 31, 2020, our property and equipment, net balance included $58,163 of improvements of the type that we historically requested that SVC purchase for an increase in annual minimum rent; however, we may elect not to sell some of those improvements and SVC is not obligated to purchase those improvements. See Note 8 for more information about our leases with SVC.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

5. Goodwill and Intangible Assets
Intangible Assets
Intangible assets, net, as of December 31, 2020 and 2019, consisted of the following:

	December 31, 2020
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$17,134	$(14,039)	$3,095
Leasehold interests	2,094	(2,094)	—
Other	3,913	(3,386)	527
Total amortizable intangible assets	23,141	(19,519)	3,622
Carrying value of trademarks (indefinite lives)	7,907	—	7,907
Intangible assets, net	$31,048	$(19,519)	$11,529

	December 31, 2019
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$21,145	$(13,350)	$7,795
Leasehold interests	2,094	(2,094)	—
Other	3,913	(3,318)	595
Total amortizable intangible assets	27,152	(18,762)	8,390
Carrying value of trademarks (indefinite lives)	12,317	—	12,317
Intangible assets, net	$39,469	$(18,762)	$20,707
Total amortization expense for amortizable intangible assets for the years ended December 31, 2020 and 2019, was $1,547 and $1,609, respectively. As of December 31, 2020, we reclassified $7,301 of our intangible assets, net as held for sale. See Note 3 for more information on the sale of our QSL business.
We amortize our amortizable intangible assets over a weighted average period of approximately eight years. The aggregate amortization expense for our amortizable intangible assets as of December 31, 2020, for each of the next five years is:

Total
2021	$596
2022	490
2023	391
2024	391
2025	375

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Goodwill
As of December 31, 2020, all of our goodwill balance is deductible for tax purposes. Goodwill by reporting unit was as follows:

	December 31,
	2020	2019
Travel centers business	$22,213	$22,213
QSL business	—	3,046
Total goodwill	$22,213	$25,259

6. Other Current Liabilities
Other current liabilities as of December 31, 2020 and 2019, consisted of the following:

	December 31,
	2020	2019
Taxes payable, other than income taxes	$56,028	$52,320
Accrued wages and benefits(1)	46,390	21,416
Customer loyalty program accruals	22,821	17,993
Self insurance program accruals, current portion	15,415	13,509
Accrued capital expenditures	5,243	4,721
Other	29,970	28,496
Total other current liabilities	$175,867	$138,455
(1) As of December 31, 2020, pursuant to the CARES Act, accrued wages and benefits included $23,340 of deferred employer social security payments. See Note 1 for more information on the CARES Act.

7. Long Term Debt
Long term debt, net as of December 31, 2020 and 2019, consisted of the following:

	Interest Rate	Maturity Date	December 31,
			2020	2019
2028 Senior Notes	8.25%	January 15, 2028	$110,000	$110,000
2029 Senior Notes	8.00%	December 15, 2029	120,000	120,000
2030 Senior Notes	8.00%	October 15, 2030	100,000	100,000
Term Loan Facility	7.00%	December 14, 2027	198,000	—
West Greenwich Loan	3.85%	February 7, 2030	15,382	—
Vehicle Financing Agreement	4.90%	October 28, 2026	751	—
Revolving Credit Facility	3.75%	July 19, 2024	—	7,900
Other long term debt	4.99%	March 31, 2027	—	982
Unamortized discount and deferred financing costs			(18,736)	(9,561)
Total long term debt, net			$525,397	$329,321
As of December 31, 2020, we reclassified $868 of our long term debt, net as held for sale. See Note 3 for more information on the sale of our QSL business.

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
We refer to the 2028 Senior Notes, 2029 Senior Notes and 2030 Senior Notes collectively as our Senior Notes, which are our senior unsecured obligations. The indenture governing our Senior Notes does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time. Our Senior Notes are presented in our consolidated balance sheets as long term debt, net of deferred financing costs. We estimate that the fair values of our 2028 Senior Notes, 2029 Senior Notes and 2030 Senior Notes were $117,392, $121,584 and $101,920, respectively, based on their respective closing prices on The Nasdaq Stock Market LLC, or the Nasdaq, (a Level 1 input) on December 31, 2020.
Revolving Credit Facility
On December 14, 2020, in connection with entering into the Term Loan Credit Agreement, we and certain of our subsidiaries, as borrowers or guarantors entered into an amendment, or the Amendment No. 4, to our Amended and Restated Loan and Security Agreement, or the Credit Facility, dated as of October 25, 2011, with Wells Fargo Capital Finance LLC, as administrative agent for various lenders, or the ABL Credit Agreement. The Amendment No. 4 amended the ABL Credit Agreement to, among other things: (i) permit the incurrence of the term loan credit facility and (ii) increase the unused line fee by 12.5 basis points.
On July 19, 2019, we and certain of our subsidiaries, as borrowers or guarantors, entered into an amendment, or the Amendment No. 3, to our Credit Facility. The Amendment No. 3, among other things: (i) extended the maturity of the Credit Facility from December 19, 2019, to July 19, 2024; (ii) reduced the applicable margins on borrowings and standby letter of credit fees by 25 basis points and on commercial letter of credit fees by 12.5 basis points; (iii) made certain adjustments to the limitations on investments, dividends and stock repurchases under the Credit Facility in a manner favorable to us; (iv) reduced the sublimit for issuance of letters of credit under the Credit Facility from $170,000 to $125,000; and (v) made certain adjustments to the borrowing base calculation in a manner we believe to be favorable to us.
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
As of December 31, 2020, the applicable margin was 1.50% for LIBOR borrowings and standby letter of credit fees, 0.50% for Base Rate borrowings and 0.75% for commercial letter of credit fees, in each case subject to adjustment based on facility availability, utilization and other matters. As of December 31, 2020, the unused line fee was 0.375% per annum, subject to adjustment according to the average daily principal amount of unused commitments under the Credit Facility.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

The Credit Facility requires us to maintain certain levels of collateral, limits our ability to incur debt and liens, restricts us from making certain investments and paying dividends and other distributions, requires us to maintain a minimum fixed charge ratio under certain circumstances and contains other customary covenants and conditions. The Credit Facility provides for the acceleration of principal and interest payments upon an event of default including, but not limited to, failure to pay interest or other amounts due, a change in control of us, as defined in the Credit Facility, and our default under certain contracts, including our leases with SVC and our business management agreement with The RMR Group LLC, or RMR. Our Credit Facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. The amount available to us is determined by reference to a borrowing base calculation based on eligible collateral. At December 31, 2020, based on our qualified collateral, a total of $86,833 was available to us for loans and letters of credit under the Credit Facility. At December 31, 2020, there were no of borrowings under the Credit Facility and $16,815 of letters of credit issued under that facility, securing certain insurance, fuel tax and other obligations. These letters of credit reduce the amount available for borrowing under the Credit Facility, leaving $70,018 available for use as of that date.
Term Loan Facility
On December 14, 2020, we entered into a $200,000 term loan facility, or the Term Loan Facility, which is secured by a pledge of all the equity interests of substantially all of our wholly owned subsidiaries and a pledge of substantially all of our other assets and the assets of such wholly owned subsidiaries. We expect to use the net proceeds of $190,062 from our Term Loan Facility for general business purposes, including the funding of deferred capital expenditures, updates to key information technology infrastructure and growth initiatives consistent with our Transformation Plan. Interest on amounts outstanding under the Term Loan Facility are calculated at LIBOR, with a LIBOR floor of 100 basis points, plus 600 basis points and matures on December 14, 2027. Our Term Loan Facility requires monthly interest payments and quarterly principal payments of $500, or 1.0% of the original principal amount annually. Remaining principal amounts outstanding under the Term Loan Facility may be prepaid beginning on December 14, 2022.
IHOP Secured Advance Note
On October 28, 2019, we entered into a multi unit franchise agreement with IHOP Franchisor LLC a subsidiary of IHOP®, or IHOP, in which we agreed to rebrand and convert up to 94 of our FSRs to IHOP restaurants over five years, or the IHOP Agreement. Concurrent with entering into the IHOP Agreement, we entered into a Secured Advance Note with IHOP, or the IHOP Note, pursuant to which we can borrow up to $10,000 in connection with the costs to convert our FSRs to IHOP restaurants. At December 31, 2020 and 2019, there were no loans outstanding under the IHOP Note.
West Greenwich Loan
On February 7, 2020, we entered into a 10 year term loan for $16,600 with The Washington Trust Company, or the West Greenwich Loan. The West Greenwich Loan is secured by a mortgage encumbering our travel center located in West Greenwich, Rhode Island. The interest rate is fixed at 3.85% for five years based on the five year Federal Home Loan Bank rate plus 198 basis points, and will reset thereafter. The West Greenwich Loan requires us to make principal and interest payments monthly. The proceeds from the West Greenwich Loan were used for general business purposes. We may, at our option with 60 days prior written notice, repay the loan in full prior to the end of the 10 year term plus, if repaid prior to February 7, 2023, a nominal penalty.
Vehicle Financing Agreement
On October 28, 2020, we entered into a six year financing agreement, or the Vehicle Financing Agreement, for eight vehicles at eight of our sites for $959. The interest rate is fixed at 4.90% and this loan requires monthly payments of principal and interest of approximately $15 until maturity on October 28, 2026.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

The required principal payments due during the next five years and thereafter under all our outstanding consolidated debt as of December 31, 2020, are as follows:

Principal Payments
2021	$2,849
2022	2,813
2023	2,821
2024	2,829
2025	2,837
Thereafter	532,833
Total(1)	$546,982
(1) Total consolidated debt outstanding as of December 31, 2020, net of unamortized discounts and deferred financing costs totaling $18,736, was $528,246.
Discount and Deferred Financing Costs
As of December 31, 2020 and 2019, the unamortized balance of our deferred financing costs related to our Credit Facility were $1,010 and $671, respectively, net of accumulated amortization of $1,297 and $1,136, respectively, and are presented in other noncurrent assets in our consolidated balance sheets. During the years ended December 31, 2020 and 2019, we capitalized costs incurred related to the amendments of our Credit Facility of $500 and $688, respectively. We also recognized an expense of $47 during the year ended December 31, 2019, to write off previously capitalized fees in conjunction with Amendment No. 3.
During the year ended December 31, 2020, we recorded a $8,484 discount and capitalized $1,454 of financing costs in connection with our Term Loan Facility, and capitalized $318 of financing costs in connection with our West Greenwich Loan. Discounts and debt issuance costs for our Senior Notes, Term Loan Facility and West Greenwich Loan totaled $18,736 and $9,561 at December 31, 2020 and 2019, respectively, net of accumulated amortization of $6,501 and $5,420, respectively, and are presented in our consolidated balance sheets as a reduction of long term debt, net. We estimate we will recognize future amortization of discounts and deferred financing costs of $2,475 in 2021, $2,552 in 2022, $2,636 in 2023, $2,589 in 2024 and $2,604 in 2025. We recognized interest expense from the amortization of deferred financing costs of $1,242 and $1,183 for the years ended December 31, 2020 and 2019, respectively.

8. Leasing Transactions
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
As of December 31, 2020, our SVC Leases, as defined below, the leases covering our other properties and most of our equipment leases were classified as operating leases and certain of our other equipment leases were classified as finance leases. As of December 31, 2020, our finance lease assets and liabilities were immaterial to our consolidated financial statements. Finance lease assets were included in other noncurrent assets, with the corresponding current and noncurrent finance lease liabilities included in other current liabilities and other noncurrent liabilities, respectively, in our consolidated balance sheet.
Certain of our operating leases provide for variable lease costs, which primarily include percentage rent and our obligation for the estimated cost of removing underground storage tanks under the SVC Leases, as defined below.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Our lease costs are included in various balances in our consolidated statements of operations and comprehensive (loss) income, as shown in the following table. For the years ended December 31, 2020 and 2019, our lease costs consisted of the following:

	Classification in our Consolidated Statements of Operations and Comprehensive (Loss) Income	Year Ended December 31,
		2020	2019
Operating lease costs: SVC Leases	Real estate rent expense	$237,999	$240,328
Operating lease costs: other	Real estate rent expense	12,592	11,082
Variable lease costs: SVC Leases	Real estate rent expense	4,524	5,203
Variable lease costs: other	Real estate rent expense	628	1,149
Total real estate rent expense		255,743	257,762
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	3,649	3,088
Short-term lease costs	Site level operating expense and selling, general and administrative expense	1,826	2,869
Amortization of finance lease assets	Depreciation and amortization expense	246	—
Interest on finance lease liabilities	Interest expense, net	99	—
Sublease income	Nonfuel revenues	(2,064)	(2,180)
Net lease costs		$259,499	$261,539
During the years ended December 31, 2020 and 2019, we recognized impairment charges of $1,262 and $579, respectively, to our operating lease assets relating to certain standalone restaurants, which are included in real estate rent expense in our consolidated statements of operations and comprehensive (loss) income.
Maturities of our operating lease liabilities that had remaining noncancelable lease terms in excess of one year as of December 31, 2020, were as follows:

	SVC Leases(1)	Other	Total
Years ended December 31:
2021	$270,799	$4,850	$275,649
2022	268,936	3,572	272,508
2023	255,344	1,660	257,004
2024	251,150	509	251,659
2025	250,667	376	251,043
Thereafter	1,783,837	2,269	1,786,106
Total operating lease payments	3,080,733	13,236	3,093,969
Less: present value discount(2)	(1,217,496)	(2,052)	(1,219,548)
Present value of operating lease liabilities	$1,863,237	$11,184	$1,874,421
(1) Includes rent for properties we sublease from SVC and pay directly to SVC's landlords.
(2) The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the SVC Leases and our incremental borrowing rate for all other leases.
The weighted average remaining lease term for our operating leases as of December 31, 2020 and 2019, was approximately 12 and 13 years, respectively. Our weighted average discount rate for our operating leases as of December 31, 2020 and 2019, was approximately 9.1%.
During the years ended December 31, 2020 and 2019, we paid $277,229 and $279,168, respectively, for amounts that had been included in the measurement of our operating lease liabilities.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

As of December 31, 2020 and 2019, our operating lease assets and liabilities consisted of the following:

	December 31,
	2020	2019
Operating lease assets:
SVC Leases	$1,724,428	$1,796,406
Other	10,455	21,592
Total operating lease assets	$1,734,883	$1,817,998

Current operating lease liabilities:
SVC Leases	$106,788	$98,574
Other	4,467	5,496
Total current operating lease liabilities	$111,255	$104,070

Noncurrent operating lease liabilities:
SVC Leases	$1,756,449	$1,862,060
Other	6,717	18,128
Total noncurrent operating lease liabilities	$1,763,166	$1,880,188
As of December 31, 2020, we reclassified $6,927 of our operating lease assets and $9,214 of our operating lease liabilities as held for sale. See Note 3 for more information on the sale of our QSL business.
Leasing Agreements with SVC. As of December 31, 2020, we leased from SVC a total of 179 properties under five leases, four of which we refer to as the TA Leases and one of which we refer to as the Petro Lease, and which we refer to collectively as the SVC Leases. In January 2019, we entered into the Transaction Agreements, pursuant to which:
•We purchased 20 travel center properties from SVC, which we previously leased from SVC, for a total acquisition cost of $309,637, including $1,437 of transaction related costs.
•Upon completing these transactions, these travel centers were removed from the SVC Leases and our annual minimum rent due to SVC was reduced by $43,148.
•The term of each SVC Lease was extended by three years.
•Commencing on April 1, 2019, we began to pay SVC 16 quarterly installments of approximately $4,404 each (an aggregate of $70,458) to fully satisfy and discharge our $150,000 deferred rent obligation to SVC that otherwise would have become due in five installments between 2024 and 2030. We paid to SVC $17,615 and $13,211 in respect of such obligation during the years ended December 31, 2020 and 2019, respectively.
•Commencing on January 1, 2020, we began to pay to SVC an additional amount of percentage rent equal to one-half percent (0.5%) of the excess of our annual nonfuel revenues at leased sites over the nonfuel revenues for each respective site for the year ending December 31, 2019.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

The number of properties leased, the terms, the annual minimum rent and the deferred rent balances owed by us under the SVC Leases, as of December 31, 2020, are as follows:

	Number of Properties	Initial Term End Date(1)	Annual Minimum Rent as of December 31, 2020	Deferred Rent(2)
TA Lease 1	36	December 31, 2032	$49,707	$10,487
TA Lease 2	36	December 31, 2031	44,077	9,740
TA Lease 3	35	December 31, 2029	42,409	9,603
TA Lease 4	37	December 31, 2033	46,067	9,804
Petro Lease	35	June 30, 2035	61,654	—
Total	179		$243,914	$39,634
(1) We have two renewal options of 15 years each under each of the SVC Leases.
(2) Under our rent deferral agreement with SVC, deferred rent shall be accelerated and interest shall begin to accrue thereon at 1.0% per month on the deferred rent amounts if certain events occur, including: our default under the SVC Leases; a change of control of us, as defined in the rent deferral agreement; or our declaration or payment of a dividend or other distribution in respect of our common stock.
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
We recognized total rent expense of $242,523 and $245,531 for the years ended December 31, 2020 and 2019, respectively, under the SVC Leases.
In addition to the payment of annual minimum rent, the SVC Leases provide for payment to SVC of percentage rent, calculated at 3.5% of the increase in total nonfuel revenues at each property over base year levels. The percentage rent amounts due for the years ended December 31, 2020 and 2019, were $2,764 and $4,075, respectively. As noted above, pursuant to the Transaction Agreements, we became obligated to pay additional percentage rent commencing on January 1, 2020.
Under the SVC Leases, we may request that SVC purchase approved amounts of renovations, improvements and equipment at the leased properties in return for increases in our annual minimum rent according to the following formula: the annual minimum rent will be increased by an amount equal to the amount paid by SVC multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. We did not sell to SVC any improvements we made to properties leased from SVC during the years ended December 31, 2020 and 2019. At December 31, 2020, our property and equipment, net balance included $58,163 of improvements of the type that we historically requested that SVC purchase for an increase in annual minimum rent; however, we may elect not to sell some of those improvements and SVC is not obligated to purchase those improvements.
As permitted by the SVC Leases, we sublease a portion of certain travel centers to third parties to operate other retail operations. These subleases are classified as operating leases. We recognized sublease rental income of $2,064 and $2,180 for the years ended December 31, 2020 and 2019, respectively.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

As a Lessor
We leased two travel centers to franchisees as of December 31, 2020 and 2019. These two lease agreements expire in June 2022. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. Rent revenues from these operating leases totaled $2,312 and $2,293 for the years ended December 31, 2020 and 2019, respectively. Future minimum lease payments due to us for the two leased sites under these operating leases as of December 31, 2020, were $2,336 for the year 2021 and $1,168 for 2022. See above for information regarding certain travel centers that we leased from SVC for which we sublease a portion of the travel centers to third parties to operate other retail operations.

9. Stockholders' Equity
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
Underwritten Public Equity Offering
On July 6, 2020, we received net proceeds of $79,980, after $296 of offering costs and $5,124 of underwriting discounts and commissions, from the sale and issuance of 6,100 shares of our common stock in an underwritten public equity offering. We intend to use the net proceeds from this offering to fund deferred maintenance and other capital expenditures necessary to enhance property conditions and implement growth initiatives, for working capital and for general corporate purposes.
Share Award Plans
On May 19, 2016, our stockholders approved the TravelCenters of America LLC 2016 Equity Compensation Plan, and in 2019, the plan was amended and restated to reflect our conversion to a Maryland corporation and our reverse stock split effective August 1, 2019, which are collectively referred to as the 2016 Plan. Under the terms of the 2016 Plan, 1,285 shares of common stock have been authorized for issuance under the terms of the 2016 Plan. The 2016 Plan replaced the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, or the 2007 Plan. No additional awards will be made under the 2007 Plan and the shares of common stock previously registered for offer and sale under the 2007 Plan but not yet issued were deregistered, although shares of common stock awarded under the 2007 Plan that had not yet vested have continued, and will continue, to vest in accordance with, and subject to, the terms of the related awards. We refer to the 2007 Plan and 2016 Plan collectively as the Share Award Plans.
We awarded a total of 254 and 270 shares of common stock under the 2016 Plan during the years ended December 31, 2020 and 2019, respectively, with aggregate market values of $7,476 and $2,647, respectively, based on the closing prices of our shares of common stock on the Nasdaq on the dates of the awards. During the years ended December 31, 2020 and 2019, we recognized total stock based compensation expense of $5,215 and $3,441, respectively. During the years ended December 31, 2020 and 2019, the vesting date fair value of shares of common stock that vested was $6,965 and $1,754, respectively.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

The weighted average grant date fair value of shares of common stock awarded during the years ended December 31, 2020 and 2019, was $29.44 and $9.78, per share of common stock, respectively. Shares of common stock issued to Directors vested immediately and the related stock based compensation expense was recognized on the date of the award. Shares of common stock issued to others vest in five equal annual installments beginning on the date of the award. The related stock based compensation expense was determined based on the market value of our shares of common stock on the date of the award with the aggregate value of the awarded shares of common stock expensed over the period of time over which the stock based payments vest. As of December 31, 2020, 262 shares of common stock remained available for issuance under the 2016 Plan. As of December 31, 2020, there was a total of $7,506 of stock based compensation expense related to unvested shares of common stock that will be expensed over a weighted average remaining service period of approximately four years. The following table sets forth the number and weighted average grant date fair value of unvested shares of common stock and shares of common stock awarded under the Share Award Plans for the years ended December 31, 2020 and 2019.

	Number of Shares of Common Stock	Weighted Average Grant Date Fair Value Per Share of Common Stock
Unvested shares of common stock as of December 31, 2018	316	$27.44
Granted	270	9.78
Vested	(168)	22.15
Forfeited/canceled	(6)	26.57
Unvested shares of common stock as of December 31, 2019	412	18.03
Granted	254	29.44
Vested	(314)	21.92
Forfeited/canceled	(3)	17.39
Unvested shares of common stock as of December 31, 2020	349	22.83
Stock Repurchases
Certain recipients of stock awards may elect to have us withhold the number of their vesting shares of common stock with a fair market value sufficient to fund the required tax withholding obligations with respect to their stock awards. In addition, on August 1, 2019, we completed a reverse stock split of our then outstanding shares of common stock pursuant to which every five shares of our then issued and outstanding common stock were exchanged for one share of our common stock and during the year ended December 31, 2019, we acquired fractional shares of common stock that resulted from this reverse stock split on August 1, 2019. For the years ended December 31, 2020 and 2019, we acquired through this share withholding process and the reverse stock split 84 and 37 shares of common stock, respectively, with an aggregate value of $1,750 and $346, respectively.

Net (Loss) Income Per Share of Common Stock Attributable to Common Stockholders
We calculate basic earnings per share of common stock by dividing net (loss) income available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. The net (loss) income attributable to participating securities is deducted from our net (loss) income attributable to common stockholders to determine the net (loss) income available to common stockholders. We calculate diluted earnings per share of common stock by adjusting weighted average outstanding shares of common stock, assuming conversion of all potentially dilutive stock securities, using the treasury stock method; but we had no dilutive stock securities outstanding as of December 31, 2020, nor at any time during the two year period then ended. Unvested shares of common stock issued under our Share Award Plans are deemed participating securities because they participate equally in earnings and losses with all of our other shares of common stock.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

The following table presents a reconciliation of net (loss) income attributable to common stockholders to net (loss) income available to common stockholders and the related earnings per share of common stock.

	Year Ended December 31,
	2020	2019
Net (loss) income attributable to common stockholders	$(13,899)	$33,345
Less: net (loss) income attributable to participating securities	(422)	1,301
Net (loss) income available to common stockholders	$(13,477)	$32,044

Weighted average shares of common stock(1)	10,961	7,783

Basic and diluted net (loss) income per share of common stock attributable to common stockholders	$(1.23)	$4.12
(1) Excludes unvested shares of common stock awarded under our Share Award Plans, which shares of common stock are considered participating securities because they participate equally in earnings and losses with all of our other shares of common stock. The weighted average number of unvested shares of common stock outstanding was 344 and 316 for the years ended December 31, 2020 and 2019, respectively.

10. Income Taxes
We had a tax benefit of $6,178 for the year ended December 31, 2020, and a tax provision of $4,339 for the year ended December 31, 2019.
Effective Tax Rate Reconciliation

	Year Ended December 31,
	2020	2019
U.S. federal statutory rate applied to (loss) income before income taxes	$4,427	$(7,940)
State income taxes, net of federal benefit	651	635
Benefit of tax credits	2,090	4,020
Provision to return adjustments	112	(31)
Nondeductible executive compensation	(1,011)	(109)
Other nondeductible expenses	(346)	(530)
Other, net	255	(384)
Total benefit (provision) for income taxes	$6,178	$(4,339)
Components of the Benefit (Provision) For Income Taxes

	Year Ended December 31,
	2020	2019
Current tax benefit:
Federal	$912	$1,019
State	(152)	352
Total current tax benefit	760	1,371
Deferred tax provision:
Federal	4,443	(6,163)
State	975	453
Total deferred tax provision	5,418	(5,710)
Total benefit (provision) for income taxes	$6,178	$(4,339)

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Components of Deferred Tax Assets and Liabilities

	December 31,
	2020	2019
Deferred tax assets:
Tax loss carryforwards	$57,748	$63,185
Tax credit carryforwards	37,539	35,624
Leasing arrangements	30,983	32,007
Reserves	26,828	18,204
Asset retirement obligations	1,425	1,278
Other	160	704
Total deferred tax assets before valuation allowance	154,683	151,002
Valuation allowance	(1,386)	(1,209)
Total deferred tax assets	153,297	149,793

Deferred tax liabilities:
Property and equipment	(102,461)	(102,051)
Goodwill and intangible assets	(1,410)	(3,708)
Total deferred tax liabilities	(103,871)	(105,759)

Net deferred tax assets	$49,426	$44,034
As of December 31, 2020 and 2019, we had a valuation allowance of $1,386 and $1,209, respectively, related to foreign credit carryforwards, state net operating losses and deferred tax assets in foreign jurisdictions due to the uncertainty of their realization. At December 31, 2020, we had carryforwards for federal net operating losses, state net operating losses and federal tax credits of $240,936, $170,156 and $37,539, respectively. Although not anticipated, $46,632 of the federal net operating losses are scheduled to expire in 2036 if unused. We anticipate $4,098 of the state net operating losses will expire in 2021 and $5,319 will expire in 2022; if not utilized, a portion of the state net operating losses may need to be written off; however, a valuation allowance of $2,600 has been recorded relating to these losses. Although not anticipated, the remaining state net operating losses are scheduled to begin to expire in 2023 if unused. Federal tax credit carryforwards of $434 may expire between 2021 and 2024 if unused, with the remainder expected to be utilized prior to their expiration beginning in 2030.
The net deferred tax assets presented in the table above are included in other noncurrent assets in our consolidated balance sheets.
Our U.S. federal income tax returns are subject to tax examinations for the years ended December 31, 2010 and December 31, 2016, through the current period. Our state and Canadian income tax returns are generally subject to examination for the tax years ended December 31, 2016, through the current period. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted by the taxing authorities to the extent the carryforwards are utilized in a subsequent year.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

11. Equity Investments
As of December 31, 2020 and 2019, our investment in equity affiliates, which is presented in our consolidated balance sheets in other noncurrent assets, and our proportional share of our investees' net income (loss), which is included in other expense (income), net in our consolidated statements of operations and comprehensive (loss) income, were as follows:

	PTP	Other(1)	Total
Investment balance:
As of December 31, 2020	$24,115	$3,610	$27,725
As of December 31, 2019	24,517	5,983	30,500

Income (loss) from equity investments:
Year ended December 31, 2020	$3,598	$(4,986)	$(1,388)
Year ended December 31, 2019	5,657	(4,750)	907
(1) Includes our investments in Affiliates Insurance Company, or AIC, and QuikQ LLC, or QuikQ.
Petro Travel Plaza Holdings LLC
Petro Travel Plaza Holdings LLC, or PTP, is a joint venture between us and Tejon Development Corporation that owns two travel centers, three convenience stores and one standalone restaurant in California. We own a 40.0% interest in PTP and we receive a management fee from PTP to operate these locations. We recognized management fee income of $1,506 and $849 for the years ended December 31, 2020 and 2019, respectively, which is included in nonfuel revenues in our consolidated statements of operations and comprehensive (loss) income.
QuikQ LLC
QuikQ is a joint venture between us and Love's Travel Stops & Country Stores, Inc. QuikQ is an independent full-service fuel payment solutions provider. We own a 50.0% interest in QuikQ.
Affiliates Insurance Company
Until its dissolution on February 13, 2020, we, ABP Trust, SVC and four other companies to which RMR provides management services each owned 14.3% of AIC, an Indiana insurance company. Although we owned less than 20% of AIC, we used the equity method to account for this investment because we believed that we had significant influence over AIC because a majority of our Directors, and one of our employees, were also directors of AIC. In connection with its dissolution, we and each of the other AIC shareholders received a capital distribution in June 2020 and December 2019 of $286 and $9,000, respectively.
Summarized Financial Information
The following table sets forth summarized financial information of our equity investments and does not represent the amounts we have included in our consolidated statements of operations and comprehensive (loss) income in connection with our equity investments.

	Year Ended December 31,
	2020	2019
Total revenues	$89,800	$126,750
Cost of goods sold (excluding depreciation)	56,667	80,610
Income from operations	358	9,314
Net income	9	7,261

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Fair Value
It is not practicable to estimate the fair value of our equity investments because of the lack of quoted market prices and the inability to estimate current fair value without incurring excessive costs. However, management believes that the carrying amounts of our equity investments at December 31, 2020, were not impaired given these companies' overall financial condition and earnings trends.

12. Business Management Agreement with RMR
We have a business management agreement with RMR to provide management services to us, which relates to various aspects of our business generally, including but not limited to, services related to compliance with various laws and rules applicable to our status as a publicly traded company, advice and supervision with respect to our travel centers, site selection for properties on which new travel centers may be developed, identification of, and purchase negotiation for, travel center properties and companies, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal matters, human resources, insurance programs, management information systems and the like. See Note 13 for more information regarding our relationship, agreements and transactions with RMR.
Under our business management agreement, we pay RMR an annual business management fee equal to 0.6% of the sum of our fuel gross margin (which is our fuel revenues less our fuel cost of goods sold) plus our total nonfuel revenues. The fee is payable monthly and totaled $12,485 and $13,409 for the years ended December 31, 2020 and 2019, respectively. These amounts are included in selling, general and administrative expense in our consolidated statements of operations and comprehensive (loss) income.
The current term of our business management agreement with RMR ends on December 31, 2021, and automatically renews for successive one year terms unless we or RMR gives notice of non-renewal before the end of an applicable term. RMR may terminate the business management agreement upon 120 days' written notice, and we may terminate upon 60 days' written notice, subject to approval by a majority vote of our Independent Directors. If we terminate or do not renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.875 times the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of termination or nonrenewal.
We are also generally responsible for all of our expenses and certain expenses incurred or arranged by RMR on our behalf. RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies to which RMR or its subsidiaries provide management services, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. The amounts recognized as expense for RMR internal audit costs allocated to us were $281 and $284 for the years ended December 31, 2020 and 2019, respectively. These amounts are included in selling, general and administrative expense in our consolidated statements of operations and comprehensive (loss) income and are in addition to the business management fees paid to RMR.
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

13. Related Party Transactions
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
As of December 31, 2020, Mr. Portnoy beneficially owned 656 shares of our common stock (including indirectly through RMR), representing approximately 4.5% of our outstanding shares of common stock. This amount includes 219 shares of our common stock that RMR purchased in our underwritten public equity offering in July 2020 at the public offering price of $14 per share and 105 shares of our common stock that RMR purchased from our former Managing Director and Chief Executive Officer, Andrew J. Rebholz, in September 2020, pursuant to a right of first refusal granted to RMR in connection with Mr. Rebholz's retirement.
Relationship with SVC
We are SVC's largest tenant and SVC is our principal landlord and one of our largest stockholders. As of December 31, 2020, SVC owned 1,185 shares of our common stock, representing approximately 8.1% of our outstanding shares of common stock, which amount includes 501 shares of our common stock that SVC purchased in our underwritten public equity offering in July 2020 at the public offering price of $14 per share. Ethan S. Bornstein, Mr. Portnoy's brother-in-law, served as an executive officer of SVC until he resigned on December 31, 2020, in connection with his retirement. See Notes 3 and 8 for more information about our lease agreements and transactions with SVC.
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
Our Manager, RMR
RMR provides certain services we require to operate our business. We have a business management agreement with RMR to provide management services to us, which relates to various aspects of our business generally. See Note 12 for more information about our business management agreement with RMR.
RMR also provides management services to SVC, and Mr. Portnoy also serves as a managing trustee and chair of the board of trustees of SVC.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Stock Awards to RMR Employees. We award shares of common stock to certain employees of RMR who are not also Directors, officers or employees of ours. During the years ended December 31, 2020 and 2019, we awarded to such persons a total of 16 and 20 of our shares of common stock valued at $519 and $184, in aggregate, respectively, based upon the closing prices of our shares of common stock on the Nasdaq on the dates the awards were made. These share awards to RMR employees are in addition to the fees we paid to RMR and the stock awards to our Directors, officers and employees (some of whom are also officers and employees of RMR). See Note 9 for more information regarding our stock awards and activity as well as certain stock purchases we made in connection with stock award recipients satisfying tax withholding obligations on vesting stock awards.
Relationship with AIC
Until its dissolution on February 13, 2020, we, ABP Trust, SVC and four other companies to which RMR provides management services owned AIC in equal portions.
We and the other AIC shareholders historically participated in a combined property insurance program arranged and reinsured in part by AIC until June 30, 2019.
Our investment in AIC had a carrying value of $12 and $298 as of December 31, 2020 and 2019, respectively. These amounts are included in other noncurrent assets in our consolidated balance sheets. We recognized income of $575 related to our investment in AIC for the year ended December 31, 2019, which amount is included in other expense (income), net in our consolidated statement of operations and comprehensive income. Our other comprehensive loss attributable to common stockholders includes our proportional share of unrealized losses on securities held for sale, which were owned by AIC, of $91 for the year ended December 31, 2019. Our other comprehensive loss attributable to common stockholders for the year ended December 31, 2019, also includes the reclassification to other expense (income), net of the $664 previously unrealized losses on securities held for sale.
Retirement and Separation Arrangements
In December 2019, we and RMR entered into a retirement agreement with Mr. Rebholz. Pursuant to his retirement agreement, Mr. Rebholz continued to serve, through June 30, 2020, as a non-executive employee in order to assist in transitioning his duties and responsibilities to his successor. Under Mr. Rebholz's retirement agreement, consistent with past practice, we paid Mr. Rebholz his current annual base salary of $300 until June 30, 2020, a cash bonus in the amount of $1,000 in December 2019, and an additional cash payment in the amount of $1,000 in June 2020, and we fully accelerated the vesting of any unvested shares of our common stock previously awarded to Mr. Rebholz.
In February 2020, we and RMR entered into a separation agreement with our former Executive Vice President, Chief Financial Officer and Treasurer, William E. Myers. Pursuant to his separation agreement, in 2020, we paid Mr. Myers $300 and fully accelerated the vesting of any unvested shares of our common stock previously awarded to Mr. Myers.

14. Contingencies
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
At December 31, 2020, we had an accrued liability of $2,649 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $837, resulting in an estimated net amount of $1,812 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
We currently have insurance of up to $20,000 per incident and up to $20,000 in the aggregate for certain environmental liabilities, subject, in each case, to certain limitations and deductibles. Our current insurance policy expires in June 2021 and we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.
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

15. Inventory
Inventory as of December 31, 2020 and 2019, consisted of the following:

	December 31,
	2020	2019
Nonfuel products	$143,440	$161,560
Fuel products	29,390	35,051
Total inventory	$172,830	$196,611

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

16. Reorganization Plan
On April 30, 2020, we committed to and initiated a reorganization plan, or the Reorganization Plan, to improve the efficiency of our operations. As part of the Reorganization Plan, we reduced our headcount and eliminated certain positions. On April 30, 2020, the Reorganization Plan was communicated to those employees impacted. For the year ended December 31, 2020, we recognized Reorganization Plan costs of $4,288, which are comprised primarily of severance, outplacement services, stock based compensation expense associated with the accelerated vesting of previously granted stock awards for certain employees and fees for recruitment of certain executive positions. These Reorganization Plan costs are recorded as selling, general and administrative expense in our consolidated statement of operations and comprehensive (loss) income.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TravelCenters of America Inc.

Date:	February 26, 2021	By:	/s/ Peter J. Crage
			Name:	Peter J. Crage
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan M. Pertchik	Managing Director and Chief Executive Officer (Principal Executive Officer)	February 26, 2021
Jonathan M. Pertchik

/s/ Peter J. Crage	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2021
Peter J. Crage

/s/ Adam D. Portnoy	Managing Director	February 26, 2021
Adam D. Portnoy

/s/ Barbara D. Gilmore	Independent Director	February 26, 2021
Barbara D. Gilmore

/s/ Lisa Harris Jones	Independent Director	February 26, 2021
Lisa Harris Jones

/s/ Joseph L. Morea	Independent Director	February 26, 2021
Joseph L. Morea

/s/ Rajan Penkar	Independent Director	February 26, 2021
Rajan Penkar

/s/ Elena Poptodorova	Independent Director	February 26, 2021
Elena Poptodorova