Form 10-Q
period 2021-03-31
TravelCenters of America Inc. /MD/
filed 2021-05-04
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021
 or
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of the registrant's shares of common stock outstanding as of May 3, 2021: 14,561,859.

As used herein, the terms "we," "us," "our" and "TA" include TravelCenters of America Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except par value amount)

	March 31, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$520,028	$483,151
Accounts receivable (net of allowance for doubtful accounts of $1,141 and $1,016 as of March 31, 2021 and December 31, 2020, respectively)	129,087	94,429
Inventory	163,397	172,830
Other current assets	27,658	35,506
Total current assets	840,170	785,916

Property and equipment, net	791,516	801,789
Operating lease assets	1,713,862	1,734,883
Goodwill	22,213	22,213
Intangible assets, net	11,365	11,529
Other noncurrent assets	117,219	87,530
Total assets	$3,496,345	$3,443,860

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$213,157	$158,075
Current operating lease liabilities	111,866	111,255
Other current liabilities	178,650	175,867
Total current liabilities	503,673	445,197

Long term debt, net	525,229	525,397
Noncurrent operating lease liabilities	1,735,080	1,763,166
Other noncurrent liabilities	96,532	69,121
Total liabilities	2,860,514	2,802,881

Stockholders' equity:
Common stock, $0.001 par value, 216,000 shares of common stock authorized as of March 31, 2021 and December 31, 2020, and 14,564 and 14,574 shares of common stock issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	14	14
Additional paid-in capital	782,524	781,841
Accumulated other comprehensive loss	(213)	(205)
Accumulated deficit	(146,903)	(141,084)
Total TA stockholders' equity	635,422	640,566
Noncontrolling interest	409	413
Total stockholders' equity	635,831	640,979
Total liabilities and stockholders' equity	$3,496,345	$3,443,860
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Fuel	$1,077,258	$874,929
Nonfuel	447,914	425,007
Rent and royalties from franchisees	3,924	3,412
Total revenues	1,529,096	1,303,348

Cost of goods sold (excluding depreciation):
Fuel	999,828	792,974
Nonfuel	172,222	161,719
Total cost of goods sold	1,172,050	954,693

Site level operating expense	227,230	236,564
Selling, general and administrative expense	35,930	37,228
Real estate rent expense	63,869	63,588
Depreciation and amortization expense	23,829	28,560

Income (loss) from operations	6,188	(17,285)

Interest expense, net	11,384	7,456
Other expense, net	1,397	541
Loss before income taxes	(6,593)	(25,282)
Benefit for income taxes	850	6,741
Net loss	(5,743)	(18,541)
Less: net income for noncontrolling interest	76	20
Net loss attributable to common stockholders	$(5,819)	$(18,561)

Other comprehensive loss, net of taxes:
Foreign currency loss, net of taxes of $16 and $(107), respectively	$(8)	$(20)
Other comprehensive loss attributable to common stockholders	(8)	(20)

Comprehensive loss attributable to common stockholders	$(5,827)	$(18,581)

Net loss per share of common stock attributable to common stockholders:
Basic and diluted	$(0.40)	$(2.23)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,743)	$(18,541)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash rent credits, net	(6,292)	(5,335)
Depreciation and amortization expense	23,829	28,560
Deferred income tax benefit	(850)	(6,114)
Changes in operating assets and liabilities:
Accounts receivable	(34,760)	(2,175)
Inventory	9,439	27,420
Other assets	7,513	2,702
Accounts payable and other liabilities	56,009	(17,555)
Other, net	2,431	2,041
Net cash provided by operating activities	51,576	11,003

Cash flows from investing activities:
Capital expenditures	(12,277)	(16,640)
Proceeds from other asset sales	—	505
Investment in equity investee	(1,350)	—
Other	105	—
Net cash used in investing activities	(13,522)	(16,135)

Cash flows from financing activities:
West Greenwich Loan borrowings	—	16,600
Payments on Revolving Credit Facility	—	(7,900)
Payments on Term Loan Facility	(500)	—
Distributions to noncontrolling interest	(80)	(32)
Acquisition of stock from employees	(74)	—
Other, net	(579)	(523)
Net cash (used in) provided by financing activities	(1,233)	8,145

Effect of exchange rate changes on cash	56	99
Net increase in cash and cash equivalents	36,877	3,112
Cash and cash equivalents at the beginning of the period	483,151	17,206
Cash and cash equivalents at the end of the period	$520,028	$20,318

Supplemental disclosure of cash flow information:
Lease modification (operating to finance lease)	$28,201	$—
Interest paid, net of capitalized interest	10,742	7,248
Income taxes refunded	675	464
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total TA Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2020	14,574	$14	$781,841	$(205)	$(141,084)	$640,566	$413	$640,979
Grants under share award plan and stock based compensation, net	(10)	—	683	—	—	683	—	683
Distribution to noncontrolling interest	—	—	—	—	—	—	(80)	(80)
Other comprehensive loss, net of taxes	—	—	—	(8)	—	(8)	—	(8)
Net (loss) income	—	—	—	—	(5,819)	(5,819)	76	(5,743)
March 31, 2021	14,564	$14	$782,524	$(213)	$(146,903)	$635,422	$409	$635,831

December 31, 2019	8,307	$8	$698,402	$(172)	$(127,185)	$571,053	$1,483	$572,536
Grants under share award plan and stock based compensation, net	12	—	1,089	—	—	1,089	—	1,089
Distribution to noncontrolling interest	—	—	—	—	—	—	(32)	(32)
Other comprehensive loss, net of taxes	—	—	—	(20)	—	(20)	—	(20)
Net (loss) income	—	—	—	—	(18,561)	(18,561)	20	(18,541)
March 31, 2020	8,319	$8	$699,491	$(192)	$(145,746)	$553,561	$1,471	$555,032
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

1.Business Description and Basis of Presentation
TravelCenters of America Inc. is a Maryland corporation. As of March 31, 2021, we operated or franchised 317 travel centers, standalone truck service facilities and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of March 31, 2021, our business included 272 travel centers in 44 states in the United States and the province of Ontario, Canada, primarily along the U.S. interstate highway system, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of these travel centers, we owned 51, we leased 181, we operated two for a joint venture in which we owned a noncontrolling interest and 38 were owned or leased from others by our franchisees. We operated 232 of our travel centers and franchisees operated 40 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, diesel exhaust fluid, full service restaurants, quick service restaurants and various customer amenities.
As of March 31, 2021, our business included three standalone truck service facilities operated under the "TA Truck Service" brand name. Of these standalone truck service facilities, we leased two and owned one. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
As of March 31, 2021, our business included 42 standalone restaurants in 12 states in the United States operated primarily under the "Quaker Steak & Lube," or QSL, brand name. Of these standalone restaurants, we operated 14 restaurants (four we owned, eight we leased, one we operated for one of our franchisees and one we operated for a joint venture in which we owned a noncontrolling interest) and 28 were owned by or leased from others and operated by our franchisees. On April 21, 2021, we completed the sale of our QSL business for $5,000, excluding costs to sell and certain closing adjustments. See Note 3 for more information about the sale of our QSL business.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements. The disclosures presented do not include all the information necessary for complete financial statements in accordance with GAAP. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or our Annual Report. In the opinion of our management, the accompanying unaudited interim consolidated financial statements include all adjustments, including normal recurring adjustments, considered necessary for a fair presentation. All intercompany transactions and balances have been eliminated. While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent expense and certain other costs do not vary seasonally. The COVID-19 pandemic and current economic conditions have, and may in the future, significantly alter the seasonal aspects of our business. For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.
Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 1 input), the aggregate fair value of our Senior Notes on March 31, 2021, was $342,980.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Recently Issued Accounting Pronouncement and Other Accounting Matters
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. We adopted this standard on January 1, 2021, using the prospective transition method. The implementation of this update did not have a material impact on our consolidated financial statements.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as a response to the economic uncertainty resulting from the COVID-19 pandemic, which, among other things, the CARES Act included several temporary changes to corporate income tax provisions such as modifications to limitations on deductibility of net operating losses and business interest, provisions relating to the deferral of the employer portion of social security taxes incurred through December 31, 2020, and employee retention tax credit, which is a refundable payroll credit for certain qualified wages and health benefits. As of March 31, 2021, we have deferred $23,340 of an employer social security payments, and have included this amount in other current liabilities. On December 27, 2020 and March 11, 2021, the CARES Act was modified by the Consolidated Appropriations Act of 2021 and the American Rescue Plan Act of 2021, respectively, extending the employee retention tax credit through December 31, 2021. During the year ended December 31, 2020, we recognized $3,268 relating to the employee retention tax credit for credits evaluated through June 30, 2020. We are in the process of evaluating the amount of any credits for which we may be eligible for the periods subsequent to June 30, 2020, and we are currently unable to estimate that amount, if any. We will continue to evaluate the impact of this legislation on our operations and consolidated financial statements in future periods and to the extent additional guidance and regulations are issued.

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
Disaggregation of Revenues
We disaggregate our revenues based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive loss. Nonfuel revenues disaggregated by type of good or service for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
	2021	2020
Nonfuel revenues:
Store and retail services	$171,772	$151,818
Truck service	171,131	153,967
Restaurant	73,869	94,212
Diesel exhaust fluid	31,142	25,010
Total nonfuel revenues	$447,914	$425,007

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

	Customer Loyalty Programs	Other	Total
December 31, 2019	$17,993	$4,822	$22,815
Increases due to unsatisfied performance obligations arising during the period	115,792	15,791	131,583
Revenues recognized from satisfied performance obligations during the period	(98,147)	(12,879)	(111,026)
Other	(12,817)	(589)	(13,406)
December 31, 2020	22,821	7,145	29,966
Increases due to unsatisfied performance obligations arising during the period	31,149	4,143	35,292
Revenues recognized from satisfied performance obligations during the period	(26,048)	(3,487)	(29,535)
Other	(3,680)	(175)	(3,855)
March 31, 2021	$24,242	$7,626	$31,868
As of March 31, 2021, we expect the unsatisfied performance obligations relating to our customer loyalty programs will generally be satisfied within 12 months.

3.    Disposition Activity
On April 21, 2021, we completed the sale of our QSL business for $5,000, excluding costs to sell and certain closing adjustments. We had classified our QSL business as held for sale as of December 31, 2020. We do not believe that this sale represents a strategic shift in our business. As of March 31, 2021, our QSL business included 41 standalone restaurants in 11 states in the United States operated primarily under the QSL brand name.
During the three months ended March 31, 2021, we recorded an additional impairment charge of $650, primarily resulting from the change in fair value of underlying assets held for sale, gross, which was included in depreciation and amortization expense in our consolidated statement of operations and comprehensive loss, to reduce the carrying value of our QSL net asset disposal group to $4,222. Impairment charges relating to our QSL net asset disposal group total $14,365, which includes the $13,715 impairment charge recognized during the year ended December 31, 2020. Our estimated fair value of our QSL net assets is based on the purchase price, pursuant to the purchase and sale agreement, less costs to sell and certain closing adjustments as of March 31, 2021.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Our QSL net asset disposal group was included as assets held for sale, net in other current assets on our consolidated balance sheets and was comprised of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Current assets	$3,783	$4,313
Property and equipment, net	11,943	11,745
Operating lease assets	6,927	6,927
Intangible assets, net	7,301	7,301
Current liabilities	(1,602)	(1,967)
Current operating lease liabilities	(1,284)	(1,307)
Long term debt, net	(838)	(868)
Noncurrent operating lease liabilities	(7,597)	(7,907)
Other noncurrent liabilities	(46)	(51)
Assets held for sale, gross	18,587	18,186
Impairment charges	(14,365)	(13,715)
Assets held for sale, net	$4,222	$4,471

4.    Stockholders' Equity
The following table presents a reconciliation of net loss attributable to common stockholders to net loss available to common stockholders and the related earnings per share of common stock for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common stockholders	$(5,819)	$(18,561)
Less: net loss attributable to participating securities	(137)	(909)
Net loss available to common stockholders	$(5,682)	$(17,652)

Weighted average shares of common stock(1)	14,227	7,905

Basic and diluted net loss per share of common stock attributable to common stockholders	$(0.40)	$(2.23)
(1) Excludes unvested shares of common stock awarded under our share award plans, which shares of common stock are considered participating securities because they participate equally in earnings and losses with all of our other shares of common stock. The weighted average number of unvested shares of common stock outstanding for the three months ended March 31, 2021 and 2020, was 344 and 407, respectively.

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
As of March 31, 2021, our SVC Leases (as defined below), the leases covering our other properties and most of our equipment leases were classified as operating leases and certain of our other equipment leases were classified as finance leases. As of March 31, 2021, our finance lease assets and liabilities were immaterial to our consolidated financial statements. Finance lease assets were included in other noncurrent assets, with the corresponding current and noncurrent finance lease liabilities included in other current liabilities and other noncurrent liabilities, respectively, on our consolidated balance sheets.
Certain of our operating leases provide for variable lease costs, which primarily include percentage rent and our obligation for the estimated cost of removing underground storage tanks under the SVC Leases.
Our lease costs are included in various balances in our consolidated statements of operations and comprehensive loss, as shown in the following table. For the three months ended March 31, 2021 and 2020, our lease costs consisted of the following:

	Classification in our Consolidated Statements of Operations and Comprehensive Loss	Three Months Ended March 31,
		2021	2020
Operating lease costs: SVC Leases	Real estate rent expense	$59,137	$59,501
Operating lease costs: other	Real estate rent expense	2,684	2,833
Variable lease costs: SVC Leases	Real estate rent expense	1,866	1,096
Variable lease costs: other	Real estate rent expense	182	158
Total real estate rent expense		63,869	63,588
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	846	966
Financing lease costs: equipment and other	Site level operating expense	22	—
Short-term lease costs	Site level operating expense and selling, general and administrative expense	167	539
Amortization of finance lease assets: SVC Leases	Depreciation and amortization expense	184	—
Amortization of finance lease assets: other	Depreciation and amortization expense	250	—
Interest on finance lease liabilities: SVC Leases	Interest expense, net	103	—
Interest on finance lease liabilities: other	Interest expense, net	82	—
Sublease income	Nonfuel revenues	(487)	(496)
Net lease costs		$65,036	$64,597

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Maturities of our operating lease liabilities that had remaining noncancelable lease terms in excess of one year as of March 31, 2021, were as follows:

	SVC Leases(1)	Other	Total
Years ended December 31:
2021	$201,893	$3,587	$205,480
2022	268,936	3,706	272,642
2023	255,344	1,768	257,112
2024	251,150	620	251,770
2025	250,667	490	251,157
Thereafter	1,783,837	2,288	1,786,125
Total operating lease payments	3,011,827	12,459	3,024,286
Less: present value discount(2)	(1,175,395)	(1,945)	(1,177,340)
Present value of operating lease liabilities	$1,836,432	$10,514	$1,846,946
(1) Includes rent for properties we sublease from SVC and pay directly to SVC's landlords.
(2) The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the SVC Leases and our incremental borrowing rate for all other leases.
The weighted average remaining lease term for our operating leases as of March 31, 2021, was approximately 12 years. Our weighted average discount rate for our operating leases as of March 31, 2021, was approximately 9.1%.
During the three months ended March 31, 2021 and 2020, we paid $70,161 and $68,923, respectively, for amounts that had been included in the measurement of our operating lease liabilities.
As of March 31, 2021 and December 31, 2020, our operating lease assets and liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Operating lease assets:
SVC Leases	$1,704,013	$1,724,428
Other	9,849	10,455
Total operating lease assets	$1,713,862	$1,734,883

Current operating lease liabilities:
SVC Leases	$107,470	$106,788
Other	4,396	4,467
Total current operating lease liabilities	$111,866	$111,255

Noncurrent operating lease liabilities:
SVC Leases	$1,728,962	$1,756,449
Other	6,118	6,717
Total noncurrent operating lease liabilities	$1,735,080	$1,763,166
On March 9, 2021, we and SVC amended one of the SVC Leases, as defined below, pursuant to which, a separate but related third party ground lease at one of the 179 travel center properties that we lease from SVC which was previously accounted for as an operating lease is now accounted for as a finance lease. As a result of this lease modification, as of March 31, 2021, we recorded $28,201 in other noncurrent assets, $1,158 in other current liabilities and $27,046 in other noncurrent liabilities on our consolidated balance sheet in relation to this lease.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Leasing Agreements with SVC. As of March 31, 2021, we leased from SVC a total of 179 properties under five leases that expire between 2029 and 2035, subject to our right to extend those leases. We refer to these five leases collectively as the SVC Leases.
We recognized total real estate rent expense under the SVC Leases of $61,003 and $60,597 for the three months ended March 31, 2021 and 2020, respectively. Included in these rent expense amounts are percentage rent payable of $1,386 and $725 respectively, which amounts are based on a percentage of the increases in total nonfuel revenues at each leased property over base year levels, deferred rent of $4,404 that we paid for each three month period and adjustments for future increases in minimum annual rent on a straight line basis and estimated future payments by us for the cost of removing underground storage tanks on a straight line basis. The remaining balance of our deferred rent obligations was $35,229 as of March 31, 2021.
Pursuant to the SVC Leases, we may request that SVC purchase qualifying capital improvements we make at the leased travel centers in return for increased annual minimum rent. We did not sell to SVC any improvements we made to properties leased from SVC for the three months ended March 31, 2021 and 2020.
As permitted by the SVC Leases, we sublease a portion of certain travel centers to third parties to operate other retail operations. These subleases are classified as operating leases. We recognized sublease rental income of $487 and $496 for the three months ended March 31, 2021 and 2020, respectively.
As a Lessor
We leased two travel centers to franchisees as of March 31, 2021 and 2020. Rent revenues from these operating leases totaled $584 and $572 for the three months ended March 31, 2021 and 2020, respectively. Future minimum lease payments due to us for the two leased sites under these operating leases as of March 31, 2021, were $1,752 for the remainder of 2021 and $1,168 for 2022. See above for information regarding certain travel centers that we lease from SVC in which we sublease a portion of the travel centers to third parties to operate other retail operations.

6.    Business Management Agreement with RMR
The RMR Group LLC, or RMR, provides us certain services that we require to operate our business, and which relate to various aspects of our business, pursuant to a business management agreement. We incurred aggregate fees and certain cost reimbursements payable to RMR of $2,935 and $3,104 for the three months ended March 31, 2021 and 2020, respectively. These amounts are included in selling, general and administrative expense in our consolidated statements of operations and comprehensive loss. For more information about our relationship with RMR, see Note 7 of this Quarterly Report and our Annual Report.

7.    Related Party Transactions
We have relationships and historical and continuing transactions with SVC, RMR and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have directors, trustees or officers who are also our Directors or officers. RMR is a majority owned subsidiary of The RMR Group Inc. The Chair of our Board of Directors and one of our Managing Directors, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc. Mr. Portnoy is also a managing director and the president and chief executive officer of The RMR Group Inc. and an officer and employee of RMR. Jonathan M. Pertchik, our other Managing Director and Chief Executive Officer, also serves as an officer and employee of RMR. Certain of our other officers and SVC's officers also serve as officers and employees of RMR. Some of our Independent Directors also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these public companies. Other officers of RMR, including certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies.
As of March 31, 2021, Mr. Portnoy beneficially owned 656 shares of our common stock (including indirectly through RMR), representing approximately 4.5% of our outstanding shares of common stock.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Relationship with SVC
We are SVC's largest tenant and SVC is our principal landlord and second largest stockholder. As of March 31, 2021, SVC owned 1,185 shares of our common stock, representing approximately 8.1% of our outstanding shares of common stock. As of March 31, 2021, we leased from SVC a total of 179 travel center properties under the SVC Leases. See Note 5 for more information about our lease agreements with SVC. Mr. Portnoy serves as a managing trustee and chair of the board of trustees of SVC.
Our Manager, RMR
RMR provides certain services we require to operate our business. We have a business management agreement with RMR to provide management services to us, which relates to various aspects of our business generally. See Note 6 for more information about our business management agreement with RMR.
Retirement and Separation Arrangements
In December 2019, we and RMR entered into a retirement agreement with Andrew J. Rebholz. Pursuant to his retirement agreement, Mr. Rebholz continued to serve, through June 30, 2020, as a non-executive employee in order to assist in transitioning his duties and responsibilities to his successor. Under Mr. Rebholz's retirement agreement, consistent with past practice, we paid Mr. Rebholz his current annual base salary of $300 until June 30, 2020, a cash bonus in the amount of $1,000 in December 2019 and an additional cash payment in the amount of $1,000 in June 2020, and we fully accelerated the vesting of any unvested shares of our common stock previously awarded to Mr. Rebholz.
In February 2020, we and RMR entered into a separation agreement with our former Executive Vice President, Chief Financial Officer and Treasurer, William E. Myers. Pursuant to his separation agreement, in 2020, we paid Mr. Myers $300 and fully accelerated the vesting of any unvested shares of our common stock previously awarded to Mr. Myers.
For more information about these and other such relationships and certain other related person transactions, see our Annual Report.

8.    Contingencies
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
At March 31, 2021, we had an accrued liability of $2,995 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $906, resulting in an estimated net amount of $2,089 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
We currently have insurance of up to $20,000 per incident and up to $20,000 in the aggregate for certain environmental liabilities, subject, in each case, to certain limitations and deductibles. Our current insurance policy expires in June 2021 and we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.
We cannot predict the ultimate effect of changing circumstances and changing environmental laws may have on us in the future or the ultimate outcome of matters currently pending. We cannot be certain that contamination presently unknown to us does not exist at our sites, or that a material liability will not be imposed on us in the future. If we discover additional environmental issues, or if government agencies impose additional environmental requirements, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.
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

9.    Inventory
Inventory as of March 31, 2021 and December 31, 2020, consisted of the following:

	March 31, 2021	December 31, 2020
Nonfuel products	$134,094	$143,440
Fuel products	29,303	29,390
Total inventory	$163,397	$172,830

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or our Annual Report. Unless indicated otherwise, amounts are in thousands of dollars, gallons and shares of common stock, as applicable, other than percentage amounts.

Company Overview
As of March 31, 2021, we operated or franchised 272 travel centers, three standalone truck service facilities and 42 standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and, in response to the outbreak, the U.S. Health and Human Services Secretary and many states and municipalities declared public health emergencies. Various governmental responses attempting to contain and mitigate the spread of the virus have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy.
We believe that our travel centers and the truck drivers that we serve are critical to sustaining a resilient supply chain to support essential services and daily consumption across the United States. Our business has benefited from an increased demand for e-commerce and from being recognized by various governmental authorities as a provider of services essential to businesses, which allowed us to continue operating our travel centers through the pandemic. Further, we also benefited from increased initial demand by businesses and households to stock up on certain products in response to the pandemic, which resulted in increased trucking activity to transport those goods across the United States. However, if there is another economic downturn as a result of the continued impact of the pandemic, demand for the transporting of products across the United States by trucks may decline, possibly significantly. If that occurs, our business, results of operations and financial position may become increasingly negatively impacted. Further, these economic conditions may result in trucking companies being unable to continue as going concerns.
We have taken various actions in response to the pandemic to address its operating and financial impact and to protect the health and safety of our customers, employees and other persons who visit our travel centers and restaurants. In addition, we are continuing to closely monitor the impact of the pandemic on all aspects of our business. See our Annual Report for further information regarding these actions and monitoring activities.
The U.S. economy has been growing as COVID-19 vaccinations are increasingly administered, commercial activities increasingly return to pre-pandemic practices and operations, and as a result of recent and expected future government spending on pandemic relief, infrastructure and other matters. This recent economic growth may have had some impact on our first quarter of 2021 as diesel fuel sales volume increased 13.6% and total nonfuel revenues increased 5.4%, as compared to the prior year quarter. Excluding full service restaurants, many of which remain closed due to governmental mandates and our own precautions and decisions taken in response to the pandemic, total nonfuel revenues increased 12.0% over the prior year quarter driven by significant growth in store and retail services, truck service and diesel exhaust fluid, or DEF. However, there remains uncertainty as to the ultimate duration and severity of the pandemic on commercial activities, including risks that may arise from mutations or related strains of the virus, the ability to successfully administer vaccinations to sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity and the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens’ ability to otherwise achieve immunity to the virus.
As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our and our customers', vendors' and other stakeholders' businesses, operations, financial results and financial position. For further information on the impact the pandemic has had on our business and risks relating to the pandemic and its aftermath on us and our business, see Item 1A. "Risk Factors" in our Annual Report.

Executive Summary of Financial Results
During the three months ended March 31, 2021 and 2020, we generated a loss before income taxes of $6,593 and $25,282, respectively. The $18,689 change in loss before income taxes was primarily due to the following factors:
•site level gross margin in excess of site level operating expense increased $17,725, which primarily resulted from an increase in nonfuel revenues and a decrease in site level operating expense, partially offset by a decrease in fuel gross margin;
•depreciation and amortization expense decreased $4,731, which primarily resulted from the $5,162 write off of certain assets related to truck service programs that were canceled during the three months ended March 31, 2020, partially offset by a $650 held for sale impairment charge related to Quaker Steak & Lube, or QSL, during the three months ended March 31, 2021; and
•selling, general and administrative expense decreased by $1,298, which primarily resulted from the elimination of approximately 130 positions as part of the reorganization plan we committed to and initiated, or the Reorganization Plan, in April 2020, $1,710 of expenses related to executive officer retirement and separation agreements and executive recruitment fees recognized in the three months ended March 31, 2020, and a $719 reduction in marketing expenses, partially offset by a $2,005 increase in consultant fees to assist with identifying and implementing cost and other reduction opportunities.
The above factors were partially offset by a $3,928 increase in interest expense, net, which primarily resulted from the Term Loan Facility that was entered into December 2020.
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
Although there are several components that comprise and impact our fuel costs of goods sold, including the cost of fuel, freight and mix, the cost of fuel is the primary driver. Over the past several years there have been significant changes in the cost of fuel. During the three months ended March 31, 2021, fuel prices trended upward, increasing 18.8% as compared to the beginning of the period. During the three months ended March 31, 2020, fuel prices trended downward, ending at a 51.5% lower price than at the beginning of the period. The decrease in fuel prices for the three months ended March 31, 2020, primarily resulted from a 36.1% decrease in March 2020 as a result of the sharp decrease in demand resulting from the COVID-19 pandemic and the related economic downturn. The average fuel price during the three months ended March 31, 2021, was 6.4% higher than the average fuel price during the three months ended March 31, 2020. We generally are able to pass changes in our cost for fuel products to our customers, but typically with a delay, such that during periods of rising fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been and during periods of falling fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been. Increases in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements.
Due to the volatility of our fuel costs and our methods of pricing fuel to our customers, we believe that fuel revenues are not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenues may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volume or in fuel gross margin, as evidenced by the three months ended March 31, 2021. We therefore consider fuel sales volume and fuel gross margin to be better measures of our performance.
We believe that demand for fuel by trucking companies and motorists for a constant level of miles driven will continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels and technologies. Although we believe these factors, combined with competitive pressures, impact the level of fuel sales volume we realize, fuel sales volume increased during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. These increases primarily resulted from improved market conditions within the freight industry and the success of our marketing initiatives. In addition, we have created a new business division focused on non-fossil fuels, and we have hired a senior leader and have begun to onboard additional dedicated internal resources, as well as create relationships within the supply, storage and distribution chain, with respect to this initiative.

Factors Affecting Comparability
COVID-19 Pandemic
See our discussion regarding the COVID-19 pandemic and its impact on us and our business above.
Growth and Cost Control Strategies
During the 2020 second quarter, we commenced a strategic transformation, or our Transformation Plan, consisting of numerous initiatives across our organization for the purpose of expanding our travel center network, improving and enhancing operational efficiencies and profitability, strengthening our financial position and in support of our core mission to "Return every traveler to the road better than they came." Among these initiatives was a corporate restructuring that resulted in immediate selling, general and administrative expense savings and included significant leadership appointments of qualified candidates who bring new and valuable experiences as well as initiative, critical skills and new visions and approaches to our business. Key among these initiatives was the creation of a centralized procurement group to drive economies of scale in pricing, increased leverage in vendor negotiations and ultimately lead to substantial purchasing savings and a streamlined operation. Other key initiatives are focused in areas of liquidity, expanding our franchise base, increasing diesel fuel and gasoline gross margin and fuel sales volume, increasing market share in the truck service business, improving merchandising and increasing gross margin in store and retail services, improving operating effectiveness in our food service offerings and improving information technology systems, while focusing on opportunities to rationalize and control costs.
Since the beginning of 2019, we have entered into franchise agreements covering 38 travel centers to be operated under our travel center brand names; four of these franchised travel centers began operations during 2019, 10 began operations during 2020, one began operations during the 2021 first quarter, one began operations in the 2021 second quarter to date and we expect the remaining 22 to open by the 2022 second quarter.
Our capital expenditures plan for 2021 contemplates aggregate investments in the range of $175,000 to $200,000 targeted towards improving and growing our core travel center business. The 2021 capital expenditures plan includes projects to upgrade our travel center locations and technology systems infrastructure as well as growth initiatives. Approximately half of our capital expenditure plan for 2021 is focused on growth initiatives that we expect will meet or exceed our 15% to 20% cash on cash return hurdle.
Importantly, we are committed to embracing environmentally friendly sources of energy and have formed a new business division, eTA, that will seek to deliver sustainable and alternative energy to the marketplace and focus on partnering with the public sector, private companies and customers to facilitate industry transformation. This business division will extend our commitment to providing the widest range of non-fuel offerings across our sites. Recent accomplishments include continued expansion of our biodiesel blending capabilities and availability of DEF at the pump. Moreover, as noted above, we have hired a senior leader and have begun to onboard additional dedicated internal resources, as well as create relationships within the supply, storage and distribution chain, with respect to our alternative energy initiative. We believe our large, well-located sites and our focus as a pure supplier may provide us with the opportunity to make both fossil and, eventually, non-fossil fuels available and to potentially balance or adjust our product and service offerings as we may determine and subject to availability.

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

Results of Operations
All of our company operated locations are same site locations with the exception of one standalone truck service facility. As a result, same site operating results are not presented as part of this discussion and analysis as they would not provide materially different information from our consolidated results.
Consolidated Financial Results
The following table presents changes in our operating results for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenues:
Fuel	$1,077,258	$874,929	$202,329	23.1%
Nonfuel	447,914	425,007	22,907	5.4%
Rent and royalties from franchisees	3,924	3,412	512	15.0%
Total revenues	1,529,096	1,303,348	225,748	17.3%

Gross margin:
Fuel	77,430	81,955	(4,525)	(5.5)%
Nonfuel	275,692	263,288	12,404	4.7%
Rent and royalties from franchisees	3,924	3,412	512	15.0%
Total gross margin	357,046	348,655	8,391	2.4%

Site level operating expense	227,230	236,564	(9,334)	(3.9)%
Selling, general and administrative expense	35,930	37,228	(1,298)	(3.5)%
Real estate rent expense	63,869	63,588	281	0.4%
Depreciation and amortization expense	23,829	28,560	(4,731)	(16.6)%

Income (loss) from operations	6,188	(17,285)	23,473	135.8%

Interest expense, net	11,384	7,456	3,928	52.7%
Other expense, net	1,397	541	856	158.2%
Loss before income taxes	(6,593)	(25,282)	18,689	73.9%
Benefit for income taxes	850	6,741	(5,891)	(87.4)%
Net loss	(5,743)	(18,541)	12,798	69.0%
Less: net income for noncontrolling interest	76	20	56	280.0%
Net loss attributable to common stockholders	$(5,819)	$(18,561)	$12,742	68.6%

Three Months Ended March 31, 2021, as Compared to Three Months Ended March 31, 2020
Fuel Revenues. Fuel revenues for the three months ended March 31, 2021, increased by $202,329, or 23.1%, as compared to the three months ended March 31, 2020. The increase in fuel revenues was primarily due to an increase in fuel sales volume in addition to an increase in market prices for fuel. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods. See "Effects of Fuel Prices and Supply and Demand Factors" for more information regarding the impact market prices for fuel has on our financial results.

	Gallons Sold	Fuel Revenues
Results for the three months ended March 31, 2020	488,786	$874,929
Increase due to petroleum products price changes		95,360
Increase due to volume changes	54,278	105,613
Increase in wholesale fuel sales volume	708	1,356
Net change from prior year period	54,986	202,329
Results for the three months ended March 31, 2021	543,772	$1,077,258
Nonfuel Revenues. Nonfuel revenues for the three months ended March 31, 2021, increased by $22,907, or 5.4%, as compared to the three months ended March 31, 2020, primarily as a result of increases in our store and retail services and truck service revenue and an increase in DEF sales as a result of increased diesel fuel sales volume combined with growth in newer trucks on the road that require DEF, partially offset by a decrease in revenues at both our standalone restaurants and the restaurants in our travel centers, primarily a result of the COVID-19 pandemic.
Rent and Royalties from Franchisees. Rent and royalties from franchisees for the three months ended March 31, 2021, increased by $512, or 15.0%, as compared to the three months ended March 31, 2020, primarily as a result of the 11 franchised travel centers and four franchised standalone QSL restaurants that began operations after March 31, 2020, partially offset by the closure of three franchised standalone QSL restaurants since March 31, 2020.
Fuel Gross Margin. Fuel gross margin for the three months ended March 31, 2021, decreased by $4,525, or 5.5%, as compared to the three months ended March 31, 2020, primarily as a result of a more favorable fuel purchasing environment during the three months ended March 31, 2020, as compared to the three months ended March 31, 2021, partially offset by an increase in fuel sales volume.
Nonfuel Gross Margin. Nonfuel gross margin for the three months ended March 31, 2021, increased by $12,404, or 4.7%, as compared to the three months ended March 31, 2020, due to the increase in total nonfuel revenues. Nonfuel gross margin percentage for the three months ended March 31, 2021, declined slightly to 61.6% from 61.9% for the three months ended March 31, 2020, primarily due to a change in the mix of products and services sold and certain pricing and marketing initiatives.
Site Level Operating Expense. Site level operating expense for the three months ended March 31, 2021, decreased by $9,334, or 3.9%, as compared to the three months ended March 31, 2020, primarily due to the furloughing of field employees in response to the COVID-19 pandemic and continued focus on cost control in addition to $1,388 of bonuses paid to support those who continued to work at our locations during the COVID-19 pandemic during the three months ended March 31, 2020. Site level operating expense as a percentage of nonfuel revenues improved to 50.7% for the three months ended March 31, 2021, from 55.7% for the three months ended March 31, 2020, primarily due to the factors discussed above.
Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2021, decreased by $1,298, or 3.5%, as compared to the three months ended March 31, 2020. The decrease was primarily attributable to the elimination of approximately 130 positions as part of the Reorganization Plan in April 2020, $1,710 of expenses related to executive officer retirement and separation agreements and executive recruitment fees recognized in the three months ended March 31, 2020, and a $719 reduction in marketing expenses, partially offset by a $2,005 increase in consultant fees to assist with identifying and implementing cost and other reduction opportunities.
Real Estate Rent Expense. Real estate rent expense for the three months ended March 31, 2021, increased by $281, or 0.4%, as compared to the three months ended March 31, 2020, primarily due to an increase in percentage rent due to SVC as a result of the increase in total nonfuel revenues during the three months ended March 31, 2021.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2021, decreased by $4,731, or 16.6%, as compared to the three months ended March 31, 2020. The decrease primarily resulted from the $5,162 write off of certain assets related to programs that were canceled during the three months ended March 31, 2020, partially offset by a $650 held for sale impairment charge related to QSL during the three months ended March 31, 2021.
Interest Expense, Net. Interest expense, net for the three months ended March 31, 2021, increased by $3,928, or 52.7%, as compared to the three months ended March 31, 2020. The increase primarily resulted from Term Loan Facility that was entered into December 2020.
Benefit for Income Taxes. We had a benefit for income taxes of $850 for the three months ended March 31, 2021, as compared to $6,741 for the three months ended March 31, 2020. The change in the benefit for income taxes is primarily due to larger pretax loss recognized in the three months ended March 31, 2020, as compared to the three months ended March 31, 2021.

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
•increasing labor costs;
•increased cost of fleet card fees;
•increased costs for nonfuel products that we may not be able to pass through to our customers;
•increases in our cost of capital due to increasing market interest rates;
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

Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $520,028 at March 31, 2021, and net cash provided by operating activities of $51,576 for the three months ended March 31, 2021, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities. We believe we have sufficient financial resources to fund operations and required capital expenditures for greater than 12 months.
Our Investment and Financing Liquidity and Resources
Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on July 19, 2024. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At March 31, 2021, based on our qualified collateral, a total of $101,061 was available to us for loans and letters of credit under the Credit Facility. At March 31, 2021, there were no borrowings outstanding under the Credit Facility but we had outstanding $16,757 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $84,304 available for our use as of that date. At March 31, 2021, we were in compliance with all covenants of the Credit Facility. As of May 3, 2021, there were no borrowings outstanding under the Credit Facility and approximately $84,300 available under the Credit Facility for our use as of that date.
Term Loan Facility
On December 14, 2020, we entered into a $200,000 Term Loan Facility which is secured by a pledge of all the equity interests of substantially all of our wholly owned subsidiaries, a pledge, subject to the prior interest of the lenders under our Credit Facility, of substantially all of our other assets and the assets of such wholly owned subsidiaries and mortgages on certain of our fee owned real properties. We expect to use the $190,062 in net proceeds from our Term Loan Facility for general business purposes, including the funding of deferred capital expenditures, updates to key information technology infrastructure and growth initiatives consistent with our Transformation Plan. Interest on amounts outstanding under the Term Loan Facility are calculated at LIBOR, with a LIBOR floor of 100 basis points, plus 600 basis points, and the Term Loan Facility matures on December 14, 2027. Our Term Loan Facility requires monthly interest payments and quarterly principal payments of $500, or 1.0% of the original principal amount annually. Remaining principal amounts outstanding under the Term Loan Facility may be prepaid beginning on December 14, 2022.
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

IHOP Secured Advance Note
Concurrent with entering into the IHOP Agreement, we entered into a Secured Advance Note with IHOP, or the IHOP Note, pursuant to which we can borrow up to $10,000 in connection with the costs to convert our full service restaurants to IHOP restaurants. As of March 31, 2021, there were no loans outstanding under the IHOP Note.

Sources and Uses of Cash
The following is a summary of our sources and uses of cash for the three months ended March 31, 2021 and 2020, as reflected in our consolidated statements of cash flows:

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change
Cash and cash equivalents at the beginning of the period	$483,151	$17,206	$465,945
Net cash provided by (used in):
Operating activities	51,576	11,003	40,573
Investing activities	(13,522)	(16,135)	2,613
Financing activities	(1,233)	8,145	(9,378)
Effect of exchange rate changes on cash	56	99	(43)
Cash and cash equivalents at the end of the period	$520,028	$20,318	$499,710
Cash Flows from Operating Activities. During the three months ended March 31, 2021 and 2020, we had net cash inflows from operating activities of $51,576 and $11,003, respectively. The $40,573 change was primarily due to an increase in cash generated from working capital and an increase in operating cash flow during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.
Cash Flows from Investing Activities. During the three months ended March 31, 2021 and 2020, we had net cash outflows from investing activities of $13,522 and $16,135, respectively. The $2,613 change primarily resulted from a decrease in capital expenditures during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.
Cash Flows from Financing Activities. During the three months ended March 31, 2021 and 2020, we had cash outflows and inflows from financing activities of $1,233 and $8,145, respectively. The $9,378 change primarily resulted from $16,600 proceeds received under the West Greenwich Loan during the three months ended March 31, 2020, partially offset by a $7,900 repayment of our borrowings under our Credit Facility during the three months ended March 31, 2020.

Related Party Transactions
We have relationships and historical and continuing transactions with SVC, The RMR Group LLC, or RMR, and others related to them. For further information about these and other such relationships and related party transactions, see Notes 5, 6 and 7 to the Consolidated Financial Statements included in Item 1. of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders and our other filings with the Securities and Exchange Commission. In addition, see Item 1A. "Risk Factors" in our Annual Report for a description of risks that may arise as a result of these and other related party transactions and relationships. We may engage in additional transactions with related parties, including businesses to which RMR or its subsidiaries provide management services.

Environmental and Climate Change Matters
Legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters and market reaction to any such legislation or regulation or to climate change concerns, may decrease the demand for our fuel products, may require us to expend significant amounts and may otherwise negatively impact our business. For instance, federal and state governmental requirements addressing emissions from trucks and other motor vehicles, such as the U.S. Environment Protection Agency's, or EPA's, gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel, as well as new fuel efficiency standards for medium and heavy duty commercial trucks, have caused us to add certain services and provide certain products to our customers at a cost to us that we may be unable to pass through to our customers. Also, various private initiatives and government regulations to promote fuel efficiency and control air pollutant emissions from the trucking industry may raise the cost of trucking as compared to other types of freight transport, as a result decreasing the demand for our fuel products and negatively impacting our business.
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
Some observers believe severe weather activities in different parts of the country over the last few years are evidence of global climate change. Such severe weather may have an adverse effect on individual properties we own, lease or operate, or the volume of business at our locations. We mitigate these risks by owning, leasing and operating a diversified portfolio of properties, by procuring insurance coverage we believe adequately protects us from material damages and losses and by attempting to monitor and be prepared for such events. However, we cannot be certain that our mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change or otherwise could not have a material adverse effect on our business.
For further information about these and other environmental and climate change matters, and the related risks that may arise, see the disclosure under the heading "Environmental Contingencies" in Note 8 to the Consolidated Financial Statements included in Item 1. of this Quarterly Report, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2021.

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2021, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "will," "may" and negatives and derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Among others, the forward-looking statements that appear in this Quarterly Report include statements that:
•Our expectations about our and the trucking industry's ability to operate through the COVID-19 pandemic and current economic conditions;
•The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our customers, suppliers and other stakeholders;
•Our operating results for the three months ended March 31, 2021, reflect certain improvements, as compared to the three months ended March 31, 2020. This may imply that we will increase or maintain these improvements and that we will be profitable in the future. However, certain of these improvements resulted from unique items that may not occur in the future. Moreover, despite these improvements, we recognized a net loss for the three months ended March 31, 2021. In addition, customer demand and competitive conditions, among other factors, may significantly impact our fuel and nonfuel revenues and the costs of our fuel and nonfuel products may increase in the future because of inflation or other reasons. If fuel gross margin per gallon, or fuel or nonfuel sales volume, decline, if we are not able to pass increases in fuel or nonfuel costs to our customers or if our nonfuel sales mix changes in a manner that negatively impacts our nonfuel gross margin, our nonfuel revenues or our fuel and nonfuel gross margin may decline. In fact, since we became a public company in 2007, we have been able to produce only occasional profits and we have accumulated significant losses. We may be unable to produce future profits and our losses may increase;
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
•We have commenced our Transformation Plan, which includes numerous initiatives that we believe will improve and enhance our operational efficiencies and profitability, increase diesel fuel and gasoline gross margin and fuel sales volume, increase market share in the truck service industry, improve merchandising and gross margin in store and retail services, improve operating effectiveness in our full service restaurants and expand our franchise base. However, we may not be able to recognize the improvements to our operating results that we anticipate. In addition, the costs incurred to complete the initiatives may cost more than we anticipate;
•We have incurred costs to support our anticipated business growth. This statement may imply that these costs will result in increased revenues and us receiving the expected return on our investments in growing our business. However, these costs may exceed any increased revenue we may receive from this growth or the returns on these investments may be less than expected;
•We expect to invest capital into relationships with companies that supply, distribute or store electric, hydrogen or other non-fossil fuel, alternative energy resources. We may decide not to invest capital into these relationships and these relationships may not materialize or become beneficial, and if we do further pursue this business or make these investments, we may not realize the returns or other benefits we may expect and we could realize losses;
•Our belief that our sites are large and well-located may prove otherwise and, if so, we may not realize the benefits we expect based on the characteristics of our sites;
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
•We have a Credit Facility with a current maximum availability of $200.0 million. The availability of this maximum amount is subject to limits based on our qualified collateral, including our eligible cash, accounts receivable, inventory, equipment and intangible assets that varies in amount from time to time. Accordingly, our borrowing and letter of credit availability at any time may be less than $200.0 million. At March 31, 2021, based on our eligible collateral at that date, our borrowing and letter of credit availability was $101.1 million, of which we had used $16.8 million for outstanding letters of credit. The maximum amount available under the Credit Facility may be increased to $300.0 million, the availability of which is subject to limits based on our available collateral and lender participation. However, if we do not have sufficient collateral or if we are unable to identify lenders willing to increase their commitments or join our Credit Facility, we may not be able to increase the size of our Credit Facility or the availability of borrowings when we may want or need to do so; and
•We may not spend the $175.0 million to $200.0 million of capital expenditures in 2021 that we currently expect to spend, and we spend more or less that these amounts.
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
•The costs we have incurred and expect to incur to support our planned and expected growth of our business may exceed any increased revenue we may receive from this growth or result in our returns on these investments being less than we expect and target;
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
Results that differ from those stated or implied by our forward-looking statements may also be caused by various changes in our business or market conditions as described more fully in our Annual Report, including under "Warning Concerning Forward-Looking Statements" and Item 1A. "Risk Factors," and elsewhere in this Quarterly Report.
You should not place undue reliance upon forward-looking statements. Except as required by law, we undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise.

Part II. Other Information

Item 1A.  Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed under the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2021.

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2021	156	$30.95	—	$—
February 2021	281	31.94	—	—
March 2021	2,325	25.94	—	—
Total	2,762	$26.84	—	$—
(1) During the quarter ended March 31, 2021, all common stock purchases were made to satisfy share award recipients' tax withholding and payment obligations in connection with the vesting of awards of shares of common stock, which were repurchased by us based on their fair market value on the repurchase date.

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

4.7		Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

4.8		Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

4.9		Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

10.1		First Amendment to Second Amended and Restated Lease Agreement No. 4 by and between HPT TA Properties Trust and TA Operating LLC (filed herewith)

10.2	*	Comdata Merchant Agreement, effective as of December 15, 2010, by and between Comdata Network, Inc. (now Comdata Inc.) and TA Operating LLC (filed herewith)

10.3	*	Amended and Restated Amendment to Comdata Merchant Agreement dated as of December 14, 2011, by and between Comdata Network, Inc. (now Comdata Inc.) and TA Operating LLC (filed herewith)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TravelCenters of America Inc.

		By:	/s/ Peter J. Crage
Date:	May 4, 2021		Name:	Peter J. Crage
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)