Form 10-Q
period 2021-06-30
TravelCenters of America Inc. /MD/
filed 2021-08-03
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021
 or
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of the registrant's shares of common stock outstanding as of August 2, 2021: 14,580,485.

As used herein, the terms "we," "us," "our" and "TA" include TravelCenters of America Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except par value amount)

	June 30, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$583,251	$483,151
Accounts receivable (net of allowance for doubtful accounts of $1,314 and $1,016 as of June 30, 2021 and December 31, 2020, respectively)	142,835	94,429
Inventory	165,920	172,830
Other current assets	22,209	35,506
Total current assets	914,215	785,916

Property and equipment, net	785,052	801,789
Operating lease assets	1,693,350	1,734,883
Goodwill	22,213	22,213
Intangible assets, net	11,209	11,529
Other noncurrent assets	111,469	87,530
Total assets	$3,537,508	$3,443,860

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$229,207	$158,075
Current operating lease liabilities	114,023	111,255
Other current liabilities	196,953	175,867
Total current liabilities	540,183	445,197

Long term debt, net	525,070	525,397
Noncurrent operating lease liabilities	1,706,020	1,763,166
Other noncurrent liabilities	100,853	69,121
Total liabilities	2,872,126	2,802,881

Stockholders' equity:
Common stock, $0.001 par value, 216,000 shares of common stock authorized as of June 30, 2021 and December 31, 2020, and 14,581 and 14,574 shares of common stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	14	14
Additional paid-in capital	783,137	781,841
Accumulated other comprehensive loss	(222)	(205)
Accumulated deficit	(117,547)	(141,084)
Total TA stockholders' equity	665,382	640,566
Noncontrolling interest	—	413
Total stockholders' equity	665,382	640,979
Total liabilities and stockholders' equity	$3,537,508	$3,443,860
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Fuel	$1,328,631	$577,410	$2,405,889	$1,452,339
Nonfuel	501,810	405,570	949,724	830,577
Rent and royalties from franchisees	3,839	3,123	7,763	6,535
Total revenues	1,834,280	986,103	3,363,376	2,289,451

Cost of goods sold (excluding depreciation):
Fuel	1,228,339	485,510	2,228,167	1,278,484
Nonfuel	198,708	162,951	370,930	324,670
Total cost of goods sold	1,427,047	648,461	2,599,097	1,603,154

Site level operating expense	233,996	197,522	461,226	434,086
Selling, general and administrative expense	36,590	37,976	72,520	75,204
Real estate rent expense	63,611	63,079	127,480	126,667
Depreciation and amortization expense	24,139	28,254	47,968	56,814
Other operating income, net	(872)	—	(872)	—

Income (loss) from operations	49,769	10,811	55,957	(6,474)

Interest expense, net	11,739	7,233	23,123	14,689
Other expense, net	1,304	335	2,701	876
Income (loss) before income taxes	36,726	3,243	30,133	(22,039)
(Provision) benefit for income taxes	(7,779)	(1,087)	(6,929)	5,654
Net income (loss)	28,947	2,156	23,204	(16,385)
Less: net (income) loss for noncontrolling interest	(409)	32	(333)	52
Net income (loss) attributable to common stockholders	$29,356	$2,124	$23,537	$(16,437)

Other comprehensive (loss) income, net of taxes:
Foreign currency income (loss), net of taxes of $19, $47, $35 and $(60) respectively	$(9)	$2	$(17)	$(18)
Other comprehensive (loss) income attributable to common stockholders	(9)	2	(17)	(18)

Comprehensive income (loss) attributable to common stockholders	$29,347	$2,126	$23,520	$(16,455)

Net income (loss) per share of common stock attributable to common stockholders:
Basic and diluted	$2.02	$0.26	$1.62	$(1.98)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$23,204	$(16,385)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash rent credits, net	(11,634)	(12,068)
Depreciation and amortization expense	47,968	56,814
Deferred income tax benefit (provision)	6,748	(5,357)
Gain on sale of assets, net	(872)	—
Changes in operating assets and liabilities:
Accounts receivable	(48,712)	54,415
Inventory	6,922	33,878
Other assets	8,622	5,698
Accounts payable and other liabilities	85,761	24,145
Other, net	6,067	4,293
Net cash provided by operating activities	124,074	145,433

Cash flows from investing activities:
Capital expenditures	(27,409)	(27,552)
Proceeds from other asset sales	7,416	734
Investment in equity investee	(1,350)	—
Other	148	(914)
Net cash used in investing activities	(21,195)	(27,732)

Cash flows from financing activities:
West Greenwich Loan borrowings	—	16,600
Payments on Revolving Credit Facility	—	(7,900)
Payments on Term Loan Facility	(1,000)	—
Distributions to noncontrolling interest	(80)	(65)
Acquisition of stock from employees	(87)	—
Other, net	(1,674)	(840)
Net cash (used in) provided by financing activities	(2,841)	7,795

Effect of exchange rate changes on cash	62	84
Net increase in cash and cash equivalents	100,100	125,580
Cash and cash equivalents at the beginning of the period	483,151	17,206
Cash and cash equivalents at the end of the period	$583,251	$142,786

Supplemental disclosure of cash flow information:
Lease modification (operating to finance lease)	$28,201	$—
Interest paid, net of capitalized interest	21,840	14,294
Income taxes refunded	27	464
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total TA Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
March 31, 2021	14,564	$14	$782,524	$(213)	$(146,903)	$635,422	$409	$635,831
Grants under share award plan and stock based compensation, net	17	—	1,213	—	—	1,213	—	1,213
Disposal of noncontrolling interest in QSL	—	—	(600)	—	—	(600)	—	(600)
Other comprehensive loss, net of taxes	—	—	—	(9)	—	(9)	—	(9)
Net income (loss)	—	—	—	—	29,356	29,356	(409)	28,947
June 30, 2021	14,581	$14	$783,137	$(222)	$(117,547)	$665,382	$—	$665,382

March 31, 2020	8,319	$8	$699,491	$(192)	$(145,746)	$553,561	$1,471	$555,032
Grants under share award plan and stock based compensation, net	(21)	—	1,128	—	—	1,128	—	1,128
Distribution to noncontrolling interest	—	—	—	—	—	—	(33)	(33)
Other comprehensive income, net of taxes	—	—	—	2	—	2	—	2
Net income	—	—	—	—	2,124	2,124	32	2,156
June 30, 2020	8,298	$8	$700,619	$(190)	$(143,622)	$556,815	$1,470	$558,285
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total TA Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2020	14,574	$14	$781,841	$(205)	$(141,084)	$640,566	$413	$640,979
Grants under share award plan and stock based compensation, net	7	—	1,896	—	—	1,896	—	1,896
Distribution to noncontrolling interest	—	—	—	—	—	—	(80)	(80)
Disposal of noncontrolling interest in QSL	—	—	(600)	—	—	(600)	—	(600)
Other comprehensive loss, net of taxes	—	—	—	(17)	—	(17)	—	(17)
Net income (loss)	—	—	—	—	23,537	23,537	(333)	23,204
June 30, 2021	14,581	14	783,137	(222)	(117,547)	665,382	—	665,382

December 31, 2019	8,307	$8	$698,402	$(172)	$(127,185)	$571,053	$1,483	$572,536
Grants under share award plan and stock based compensation, net	(9)	—	2,217	—	—	2,217	—	2,217
Distribution to noncontrolling interest	—	—	—	—	—	—	(65)	(65)
Other comprehensive loss, net of taxes	—	—	—	(18)	—	(18)	—	(18)
Net (loss) income	—	—	—	—	(16,437)	(16,437)	52	(16,385)
June 30, 2020	8,298	8	700,619	(190)	(143,622)	556,815	1,470	558,285
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

1.Business Description and Basis of Presentation
TravelCenters of America Inc. is a Maryland corporation. We operate or franchise 278 travel centers, standalone truck service facilities and a standalone restaurant. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of June 30, 2021, our business included 274 travel centers in 44 states in the United States and the province of Ontario, Canada, primarily along the U.S. interstate highway system, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of these travel centers, we owned 51, we leased 181, we operated two for a joint venture in which we owned a noncontrolling interest and 40 were owned or leased from others by our franchisees. We operated 232 of our travel centers and franchisees operated 42 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, diesel exhaust fluid, full service restaurants, quick service restaurants and various customer amenities.
As of June 30, 2021, our business included three standalone truck service facilities operated under the "TA Truck Service" brand name. Of these standalone truck service facilities, we leased two and owned one. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
As of June 30, 2021, our business included one standalone restaurant that we operated for a joint venture in which we owned a noncontrolling interest.
On April 21, 2021, we completed the sale of our Quaker Steak & Lube, or QSL, business for $5,000, excluding costs to sell and certain closing adjustments. See Note 3 for more information about the sale of our QSL business.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements. The disclosures presented do not include all the information necessary for complete financial statements in accordance with GAAP. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or our Annual Report. In the opinion of our management, the accompanying unaudited interim consolidated financial statements include all adjustments, including normal recurring adjustments, considered necessary for a fair presentation. All intercompany transactions and balances have been eliminated. While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent expense and certain other costs do not vary seasonally. The COVID-19 pandemic has, and economic conditions occasionally in the past have, significantly altered the seasonal aspects of our business, and they may have similar impacts in the future. For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.
Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 2 input), the aggregate fair value of our Senior Notes on June 30, 2021, was $348,284.

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
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as a response to the economic uncertainty resulting from the COVID-19 pandemic, which, among other things, included several temporary changes to corporate income tax provisions such as modifications to limitations on deductibility of net operating losses and business interest, provisions relating to the deferral of the employer portion of social security taxes incurred through December 31, 2020, and employee retention tax credit, which is a refundable payroll credit for certain qualified wages and health benefits. As of June 30, 2021, we have deferred $23,340 of employer social security payments, and have included this amount in other current liabilities. On December 27, 2020 and March 11, 2021, the CARES Act was modified by the Consolidated Appropriations Act of 2021 and the American Rescue Plan Act of 2021, respectively, extending the employee retention tax credit through December 31, 2021. During the year ended December 31, 2020, we recognized $3,268 relating to the employee retention tax credit for credits evaluated through June 30, 2020. We are in the process of evaluating the amount of any credits for which we may be eligible for the periods subsequent to March 11, 2020, and we are currently unable to estimate that amount, if any. We will continue to evaluate the impact of this legislation on our operations and consolidated financial statements in future periods and to the extent additional guidance and regulations are issued.

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
Disaggregation of Revenues
We disaggregate our revenues based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive income (loss). Nonfuel revenues disaggregated by type of good or service for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Nonfuel revenues:
Store and retail services	$194,440	$158,240	$366,212	$310,058
Truck service	194,197	160,987	365,328	314,954
Restaurant	79,938	61,492	153,807	155,704
Diesel exhaust fluid	33,235	24,851	64,377	49,861
Total nonfuel revenues	$501,810	$405,570	$949,724	$830,577

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

	Customer Loyalty Programs	Other	Total
December 31, 2019	$17,993	$4,822	$22,815
Increases due to unsatisfied performance obligations arising during the period	115,792	15,791	131,583
Revenues recognized from satisfied performance obligations during the period	(98,147)	(12,879)	(111,026)
Other	(12,817)	(589)	(13,406)
December 31, 2020	22,821	7,145	29,966
Increases due to unsatisfied performance obligations arising during the period	64,030	6,926	70,956
Revenues recognized from satisfied performance obligations during the period	(53,563)	(6,109)	(59,672)
Other	(7,791)	(1,496)	(9,287)
June 30, 2021	$25,497	$6,466	$31,963
As of June 30, 2021, we expect the unsatisfied performance obligations, relating to our customer loyalty programs and other contract liabilities, will generally be satisfied within 12 months.

3.    Disposition Activity
On April 21, 2021, we completed the sale of our QSL business for $5,000 excluding costs to sell and certain closing adjustments. We had classified our QSL business as held for sale as of December 31, 2020. We did not treat the sale of QSL as a discontinued operation, as we concluded that its effect was not material and did not represent a strategic shift in our business. As of the date of sale, our QSL business included 41 standalone restaurants in 11 states in the United States operated primarily under the QSL brand name.
During the three months ended June 30, 2021, we recognized a $606 loss on the sale of QSL, which was included in other income from operations, net in our consolidated statement of operations and comprehensive income (loss). During the first quarter of 2021, we recorded impairment charges of $650, primarily resulting from the change in fair value of underlying assets sold, which were included in depreciation and amortization expense in our consolidated statement of operations and comprehensive income (loss). Impairment charges relating to our QSL net asset disposal group cumulatively totaled $14,365, which includes the $13,715 impairment charge recognized during the year ended December 31, 2020.

4.    Stockholders' Equity
The following table presents a reconciliation of net income (loss) attributable to common stockholders to net income (loss) available to common stockholders and the related earnings per share of common stock for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$29,356	$2,124	$23,537	$(16,437)
Less: net (income) loss attributable to participating securities	667	97	545	(778)
Net income (loss) available to common stockholders	$28,689	$2,027	$22,992	$(15,659)

Weighted average shares of common stock(1)	14,236	7,944	14,232	7,924

Basic and diluted net income (loss) per share of common stock attributable to common stockholders	$2.02	$0.26	$1.62	$(1.98)
(1) Excludes unvested shares of common stock awarded under our share award plans, in which shares of common stock are considered participating securities because they participate equally in earnings and losses with all of our other shares of common stock. The weighted average number of unvested shares of common stock outstanding for the three months ended June 30, 2021 and 2020, was 331 and 380, respectively. The weighted average number of unvested shares of common stock outstanding for the six months ended June 30, 2021 and 2020, was 337 and 394, respectively.

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
As of June 30, 2021, most of our SVC Leases (as defined below), the leases covering our other properties and most of our equipment leases were classified as operating leases and certain of our other equipment leases and one SVC lease were classified as finance leases. As of June 30, 2021, our non-SVC finance lease assets and liabilities were immaterial to our consolidated financial statements. Finance lease assets were included in other noncurrent assets, with the corresponding current and noncurrent finance lease liabilities included in other current liabilities and other noncurrent liabilities, respectively, on our consolidated balance sheets.
Certain of our operating leases provide for variable lease costs, which primarily include percentage rent and our obligation for the estimated cost of removing underground storage tanks under the SVC Leases.
Our lease costs are included in various balances in our consolidated statements of operations and comprehensive income (loss), as shown in the following table. For the three and six months ended June 30, 2021 and 2020, our lease costs consisted of the following:

	Classification in our Consolidated Statements of Operations and Comprehensive Income (Loss)	Three Months Ended June 30,
		2021	2020
Operating lease costs: SVC Leases	Real estate rent expense	$58,952	$59,498
Operating lease costs: other	Real estate rent expense	2,398	2,844
Variable lease costs: SVC Leases	Real estate rent expense	2,105	605
Variable lease costs: other	Real estate rent expense	156	132
Total real estate rent expense		63,611	63,079
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	776	950
Financing lease costs: equipment and other	Site level operating expense	77	—
Short-term lease costs	Site level operating expense and selling, general and administrative expense	175	411
Amortization of finance lease assets: SVC Leases	Depreciation and amortization expense	553	—
Amortization of finance lease assets: other	Depreciation and amortization expense	409	—
Interest on finance lease liabilities: SVC Leases	Interest expense, net	308	—
Interest on finance lease liabilities: other	Interest expense, net	108	—
Sublease income	Nonfuel revenues	(517)	(527)
Net lease costs		$65,500	$63,913

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

	Classification in our Consolidated Statements of Operations and Comprehensive Income (Loss)	Six Months Ended June 30,
		2021	2020
Operating lease costs: SVC Leases	Real estate rent expense	$118,089	$118,999
Operating lease costs: other	Real estate rent expense	5,082	5,677
Variable lease costs: SVC Leases	Real estate rent expense	3,971	1,701
Variable lease costs: other	Real estate rent expense	338	290
Total real estate rent expense		127,480	126,667
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	1,622	1,916
Financing lease costs: equipment and other	Site level operating expense	99	—
Short-term lease costs	Site level operating expense and selling, general and administrative expense	342	950
Amortization of finance lease assets: SVC Leases	Depreciation and amortization expense	737	—
Amortization of finance lease assets: other	Depreciation and amortization expense	659	—
Interest on finance lease liabilities: SVC Leases	Interest expense, net	411	—
Interest on finance lease liabilities: other	Interest expense, net	189	—
Sublease income	Nonfuel revenues	(1,003)	(1,023)
Net lease costs		$130,536	$128,510
Maturities of our operating lease liabilities that had remaining noncancelable lease terms in excess of one year as of June 30, 2021, were as follows:

	SVC Leases(1)	Other	Total
Years ended December 31:
2021	$134,643	$2,371	$137,014
2022	268,936	3,647	272,583
2023	255,343	1,757	257,100
2024	251,150	620	251,770
2025	250,667	490	251,157
Thereafter	1,783,837	2,288	1,786,125
Total operating lease payments	2,944,576	11,173	2,955,749
Less: present value discount(2)	(1,133,897)	(1,809)	(1,135,706)
Present value of operating lease liabilities	$1,810,679	$9,364	$1,820,043
(1) Includes rent for properties we sublease from SVC and pay directly to SVC's landlords.
(2) The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the SVC Leases and our incremental borrowing rate for all other leases.
The weighted average remaining lease term for our operating leases as of June 30, 2021, was approximately 12 years. Our weighted average discount rate for our operating leases as of June 30, 2021, was approximately 9.1%.
During the six months ended June 30, 2021 and 2020, we paid $139,113 and $138,735, respectively, for amounts that had been included in the measurement of our operating lease liabilities.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
As of June 30, 2021 and December 31, 2020, our operating lease assets and liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Operating lease assets:
SVC Leases	$1,684,580	$1,724,428
Other	8,770	10,455
Total operating lease assets	$1,693,350	$1,734,883

Current operating lease liabilities:
SVC Leases	$109,819	$106,788
Other	4,204	4,467
Total current operating lease liabilities	$114,023	$111,255

Noncurrent operating lease liabilities:
SVC Leases	$1,700,860	$1,756,449
Other	5,160	6,717
Total noncurrent operating lease liabilities	$1,706,020	$1,763,166
On March 9, 2021, we and SVC amended one of the SVC Leases, pursuant to which, a third party ground lease at one of the 179 travel center properties that we lease from SVC, which was previously accounted for as an operating lease, is now accounted for as a finance lease. As a result of this lease modification, as of June 30, 2021, we recorded $27,648 in other noncurrent assets, $1,373 in other current liabilities and $26,698 in other noncurrent liabilities on our consolidated balance sheet.
Maturities of the financing lease liabilities related to the amended SVC lease noted above that had remaining noncancelable lease terms in excess of one year as of June 30, 2021, were as follows:

SVC Finance Lease
Years ended December 31:
2021	$1,187
2022	2,591
2023	2,656
2024	2,722
2025	2,790
Thereafter	24,986
Total financing lease payments	36,932
Less: present value discount(1)	(8,861)
Present value of financing lease liabilities	$28,071
(1) The discount rate used to derive the present value of unpaid lease payments is based on the rate implicit in the SVC Lease.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Leasing Agreements with SVC. As of June 30, 2021, we leased from SVC a total of 179 properties under five leases that expire between 2029 and 2035, subject to our right to extend those leases. We refer to these five leases collectively as the SVC Leases.
We recognized total real estate rent expense under the SVC Leases of $61,057 and $60,103 for the three months ended June 30, 2021 and 2020, respectively, and $122,060 and $120,700 for the six months ended June 30, 2021 and 2020, respectively. Included in these rent expense amounts are percentage rent payable of $1,591 and $124 for the three months ended June 30, 2021 and 2020, respectively, and $2,977 and $849 for the six months ended June 30, 2021 and 2020, respectively, which are based on a percentage of the increases in total nonfuel revenues at each leased property over base year levels, deferred rent of $4,404 and $8,807 for the three and six month periods, respectively, and adjustments for future increases in minimum annual rent on a straight line basis and estimated future payments by us for the cost of removing underground storage tanks on a straight line basis. The remaining balance of our deferred rent obligations was $30,826 as of June 30, 2021.
Pursuant to the SVC Leases, we may request that SVC purchase qualifying capital improvements we make at the leased travel centers in return for increased annual minimum rent. We did not sell to SVC any improvements we made to properties leased from SVC for the three and six months ended June 30, 2021 and 2020.
As permitted by the SVC Leases, we sublease a portion of certain travel centers to third parties to operate other retail operations. These subleases are classified as operating leases. We recognized sublease rental income of $517 and $527 for the three months ended June 30, 2021 and 2020, respectively, and $1,003 and $1,023 for the six months ended June 30, 2021 and 2020, respectively.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
As a Lessor
We leased two travel centers to franchisees as of June 30, 2021 and 2020. Rent revenues from these operating leases totaled $584 and $572 for the three months ended June 30, 2021 and 2020, respectively, and $1,168 and $1,144 for the six months ended June 30, 2021 and 2020, respectively. Future minimum lease payments due to us for the two leased sites under these operating leases as of June 30, 2021, were $1,190 for the remainder of 2021 and $1,190 for 2022. See above for information regarding certain travel centers that we lease from SVC in which we sublease a portion of the travel centers to third parties to operate other retail operations.

6.    Business Management Agreement with RMR
The RMR Group LLC, or RMR, provides us certain services that we require to operate our business, and which relate to various aspects of our business. RMR provides these services pursuant to a business management agreement. Pursuant to the business management agreement, we incurred aggregate fees and certain cost reimbursements payable to RMR of $3,661 and $3,040 for the three months ended June 30, 2021 and 2020, respectively, and $6,596 and $6,144 for the six months ended June 30, 2021 and 2020, respectively, which included reimbursements for our share of RMR's costs for providing internal audit services. These amounts are included in selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss). For more information about our relationship with RMR, see Note 7 of this Quarterly Report and our Annual Report.

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
As of June 30, 2021, Mr. Portnoy beneficially owned 659 shares of our common stock (including indirectly through RMR), representing approximately 4.5% of our outstanding shares of common stock.
Relationship with SVC
We are SVC's largest tenant and SVC is our principal landlord and second largest stockholder. As of June 30, 2021, SVC owned 1,185 shares of our common stock, representing approximately 8.1% of our outstanding shares of common stock. As of June 30, 2021, we leased from SVC a total of 179 travel center properties under the SVC Leases. See Note 5 of this Quarterly Report for more information about our lease agreements with SVC. Mr. Portnoy serves as a managing trustee and chair of the board of trustees of SVC.
Our Manager, RMR
RMR provides certain services we require to operate our business. We have a business management agreement with RMR to provide management services to us, which relates to various aspects of our business generally. See Note 6 of this Quarterly Report for more information about our business management agreement with RMR.

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
Sale of Property
In May 2021, we sold a property located in Mesquite, Texas to Industrial Logistics Properties Trust, or ILPT, for a sales price of $2,200, excluding selling costs of $15. RMR provides management services to ILPT and Mr. Portnoy serves as the chair of our board of trustee and as a managing trustee of ILPT. The gain on sale of assets of $1,504 was included in other operating income, net for the three and six months ended June 30, 2021.

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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
As of June 30, 2021, we accrued a current liability of $2,144 and a noncurrent liability of $1,155 for environmental matters as well as a receivable, which is recorded in noncurrent assets in our consolidated balance sheets, for expected recoveries of certain of these estimated future expenditures of $913, resulting in an estimated net amount of $2,386 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
We currently have primary insurance of up to $20,000 per incident and up to $20,000 in the aggregate for certain environmental liabilities, subject, in each case, to certain limitations and deductibles. Our current insurance policy expires in June 2024 and we can provide no assurance that we will be able to maintain similar environmental insurance coverage in the future on acceptable terms.
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

9.    Inventory
Inventory as of June 30, 2021 and December 31, 2020, consisted of the following:

	June 30, 2021	December 31, 2020
Nonfuel products	$132,841	$143,440
Fuel products	33,079	29,390
Total inventory	$165,920	$172,830

10.    Equity Investments
On April 30, 2021, we reduced our ownership in Epona, LLC, owner of QuikQ LLC, an independent full-service fuel payment solutions provider, from 50% to less than 50%, for which a pre-tax loss of $1.8 million was included in other expense, net in our consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2021. This investment will continue to be accounted for under the equity method.

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

Company Overview
As of June 30, 2021, we operated or franchised 274 travel centers, three standalone truck service facilities and one standalone restaurant. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
COVID-19 Pandemic
In March 2020, the World Health Organization, or WHO, declared the outbreak of COVID-19 a pandemic, and, in response to the outbreak, the U.S. Health and Human Services Secretary and many states and municipalities declared public health emergencies. Various governmental responses attempting to contain and mitigate the spread of the virus have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy.
We believe that our travel centers and the truck drivers that we serve are critical to sustaining a resilient supply chain to support essential services and daily consumption across the United States. Our business has benefited from an increased demand for e-commerce and from being recognized by various governmental authorities as a provider of services essential to businesses, which allowed us to continue operating our travel centers through the COVID-19 pandemic. Further, we also benefited from increased initial demand by businesses and households to stock up on certain products in response to the pandemic, which resulted in increased trucking activity to transport those goods across the United States. However, if there is another economic downturn as a result of the continued impact of the pandemic, demand for the transporting of products across the United States by trucks may decline, possibly significantly. If that occurs, our business, results of operations and financial position may become increasingly negatively impacted.
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
The U.S. economy has been growing as COVID-19 pandemic conditions have significantly improved in the United States from their low points. Commercial activities in the United States have been increasingly returning to pre-pandemic practices and operations and as a result of recent and expected future government spending on pandemic relief, infrastructure and other matters. This recent economic growth may have had some impact on our second quarter of 2021 as diesel fuel sales volume increased 21.2% and total nonfuel revenues increased 23.7%, as compared to the prior year quarter. However, there remains uncertainty as to the ultimate duration and severity of the pandemic on commercial activities, supply chain constraints and labor availability, including risks that may arise from variants (such as the Delta variant), mutations or related strains of the virus, the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity and the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens’ ability to otherwise achieve immunity to the virus.
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

Executive Summary of Financial Results
During the three months ended June 30, 2021 and 2020, we generated income before income taxes of $36,726 and $3,243, respectively. The $33,483 increase in income before income taxes was primarily due to the following factors:
•site level gross margin in excess of site level operating expense increased $33,117, which primarily resulted from the incremental margin associated with increases in nonfuel and fuel revenues when comparing the three months ended June 30, 2021 and 2020, partially offset by increased general labor costs from truck services and field employees that returned to work for restaurant re-openings in the second quarter of 2021 and other operating expenses for the three months ended June 30, 2021;
•depreciation and amortization expense decreased $4,115, which primarily resulted from a $3,046 goodwill impairment charge recognized in the second quarter of 2020 with respect to our QSL business, a $834 write off of intangible assets associated with three franchised standalone restaurants that closed during the three months ended June 30, 2020, and a $538 write off of certain assets related to truck service programs that were canceled in the second quarter of 2020; and
•selling, general and administrative expense decreased by $1,386, which primarily resulted from the impact of open positions during the three months ended June 30, 2021 and expenses related to executive officer retirement and separation agreements recognized in the three months ended June 30, 2020, partially offset by increases in consultant fees to assist with identifying and implementing cost reduction and other opportunities, as well as increases related to key leadership positions and implementation and other costs related to our incremental adoption of cloud-based technology solutions.
The above factors were partially offset by a $4,506 increase in interest expense, net, which primarily resulted from the Term Loan Facility that we entered into in December 2020.
During the six months ended June 30, 2021 and 2020, we generated income and loss before income taxes of $30,133 and $22,039, respectively. The $52,172 change from a loss to income before income taxes was primarily due to the following factors:
•site level gross margin in excess of site level operating expense increased $50,842, which primarily resulted from the incremental margin associated with increases in nonfuel and fuel revenues when comparing the six months ended June 30, 2021 and 2020, partially offset by increased general labor costs from truck services and field employees that returned to work for restaurant re-openings in the second quarter of 2021 and other operating expenses for the six months ended June 30, 2021;
•depreciation and amortization expense decreased $8,846, which primarily resulted from a $5,700 write off of certain assets related to truck service programs that were canceled during the six months ended June 30, 2020, a $3,046 goodwill impairment charge recognized during the six months ended June 30, 2020, with respect to our QSL business and a $834 write off of intangible assets associated with three franchised standalone restaurants that closed during the six months ended June 30, 2020, partially offset by a $650 impairment charge related to the QSL sale during the six months ended June 30, 2021; and
•selling, general and administrative expense decreased by $2,684, which primarily resulted from the impact of open positions during the six months ended June 30, 2021 and expenses related to executive officer retirement and separation agreements recognized in the six months ended June 30, 2020, partially offset by increases in consultant fees to assist with identifying and implementing cost reduction and other opportunities, as well as increases related to key leadership positions and implementation and other costs related to our incremental adoption of cloud-based technology solutions.
The above factors were partially offset by a $8,434 increase in interest expense, net, which primarily resulted from the Term Loan Facility that we entered into in December 2020.
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

Although there are several components that comprise and impact our fuel costs of goods sold, including the cost of fuel, freight and mix, the cost of fuel is the primary driver. Over the past several years there have been significant changes in the cost of fuel. During the three and six months ended June 30, 2021, fuel prices trended upward, increasing 15.2% and 41.4%, respectively, as compared to the beginning of the period. During the three months ended June 30, 2020, fuel prices trended upward, ending at a 22.3% higher price than at the beginning of the period. The increase in fuel prices for the three months ended June 30, 2020, primarily resulted from a 15.9% increase in June 2020 as a result of the increased demand and reduced production as prices began to rebound from the economic downturn. During the six months ended June 30, 2020, fuel prices trended downward, ending at a 43.8% lower price than at the beginning of the period. The decrease in fuel prices for the six months ended June 30, 2020, primarily resulted from comparing pre-pandemic fuel demand to a demand that was just beginning to recover from the shutdown of the economy after the WHO declared the outbreak of COVID-19, a pandemic. The average fuel price during the three and six months ended June 30, 2021, was 95.8% and 41.4% higher than the average fuel price during the three and six months ended June 30, 2020, respectively. We generally are able to pass changes in our cost for fuel products to our customers, but typically with a delay, such that during periods of rising fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been and during periods of falling fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been. Increases in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements.
Due to the volatility of our fuel costs and our methods of pricing fuel to our customers, we believe that fuel revenues are not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenues may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volume or in fuel gross margin, as evidenced by the three and six months ended June 30, 2021. We therefore consider fuel sales volume and fuel gross margin to be better measures of our performance.
We believe that demand for fuel by trucking companies and motorists for a constant level of miles driven will continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels and technologies. Although we believe these factors, combined with competitive pressures, impact the level of fuel sales volume we realize, fuel sales volume increased during the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020. These increases primarily resulted from improved market conditions within the freight industry, traffic increases associated with the ongoing pandemic recovery and the success of our marketing initiatives. In addition, we have created a new business division focused on non-fossil fuels, and we have hired a senior leader and have begun to onboard additional dedicated internal resources, as well as create relationships within the supply, storage and distribution chain, with respect to this initiative.

Factors Affecting Comparability
COVID-19 Pandemic
See our discussion regarding the COVID-19 pandemic and its impact on us and our business above.
Growth and Cost Control Strategies
During the 2020 second quarter, we commenced a strategic transformation, or our Transformation Plan, consisting of numerous initiatives across our organization for the purpose of expanding our travel center network, improving and enhancing operational efficiencies and profitability, strengthening our financial position and in support of our core mission to return every traveler to the road better than they came. Among these initiatives was a corporate restructuring that resulted in immediate selling, general and administrative expense savings and included significant leadership appointments of qualified candidates who bring new and valuable experiences as well as initiative, critical skills and new visions and approaches to our business. We also created a centralized procurement group to drive economies of scale in pricing, increased leverage in vendor negotiations which we believe will ultimately lead to substantial purchasing savings and a streamlined operation. Other key initiatives are focused in areas of liquidity, expanding our franchise base, increasing diesel fuel and gasoline gross margin and fuel sales volume, increasing market share in the truck service business, improving merchandising and increasing gross margin in store and retail services, improving operating effectiveness in our food service offerings and improving information technology systems, while focusing on opportunities to rationalize and control costs.
Since the beginning of 2019, we have entered into franchise agreements covering 46 travel centers to be operated under our travel center brand names; four of these franchised travel centers began operations during 2019, 10 began operations during 2020, one began operations during the first quarter of 2021 and two began operations during the second quarter of 2021. We expect the remaining 29 to open by the 2023 third quarter.

As a result of some external labor and supply chain constraints, our capital expenditures plan for 2021 now contemplates aggregate cash investments in the range of $130,000 to $150,000 targeted towards improving and growing our core travel center business. The 2021 capital expenditures plan includes projects to enhance the guest experience through significant site level upgrades at our travel centers and advanced technology systems infrastructure. Approximately half of our capital expenditure plan for 2021 is focused on growth initiatives that we expect will meet or exceed our 15% to 20% cash on cash return hurdle.

Importantly, we are committed to embracing environmentally friendly sources of energy and have formed a new business division, eTA, that will seek to deliver sustainable and alternative energy to the marketplace and focus on partnering with the public sector, private companies and customers to facilitate industry transformation. This business division will extend our commitment to providing the widest range of nonfuel offerings across our sites. Recent accomplishments include continued expansion of our biodiesel blending capabilities, availability of DEF at the pump and placement of electrical vehicle charging stations. Moreover, we have hired a senior leader to lead eTA and have begun to onboard additional dedicated internal resources, as well as create relationships within the supply, storage and distribution chain, with respect to our alternative energy initiative. We believe our large, well-located sites and our focus as a pure supplier may provide us with the opportunity to make both fossil and, eventually, non-fossil fuels available and to potentially balance or adjust our product and service offerings as we may determine and subject to availability.

Seasonality
Our sales volumes are generally lower in the first and fourth quarters than the second and third quarters of each year. In the first quarter, the movement of freight by professional truck drivers as well as motorist travel are usually at their lowest levels of the calendar year. In the fourth quarter, freight movement is typically lower due to the holiday season. While our revenues are modestly seasonal, quarterly variations in our operating results may reflect greater seasonal differences as our rent expense and certain other costs do not vary seasonally. The COVID-19 pandemic has, and economic conditions occasionally in the past have, significantly altered the seasonal aspects of our business, and they may have similar impacts in the future.

Results of Operations
All of our company operated locations are same site locations with the exception of one standalone truck service facility. As a result, same site operating results are not presented as part of this discussion and analysis as they would not provide materially different information from our consolidated results.
Consolidated Financial Results
The following table presents changes in our operating results for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues:
Fuel	$1,328,631	$577,410	$751,221	130.1%
Nonfuel	501,810	405,570	96,240	23.7%
Rent and royalties from franchisees	3,839	3,123	716	22.9%
Total revenues	1,834,280	986,103	848,177	86.0%

Gross margin:
Fuel	100,292	91,900	8,392	9.1%
Nonfuel	303,102	242,619	60,483	24.9%
Rent and royalties from franchisees	3,839	3,123	716	22.9%
Total gross margin	407,233	337,642	69,591	20.6%

Site level operating expense	233,996	197,522	36,474	18.5%
Selling, general and administrative expense	36,590	37,976	(1,386)	(3.6)%
Real estate rent expense	63,611	63,079	532	0.8%
Depreciation and amortization expense	24,139	28,254	(4,115)	(14.6)%
Other operating income, net	(872)	—	(872)	—%

Income from operations	49,769	10,811	38,958	360.4%

Interest expense, net	11,739	7,233	4,506	62.3%
Other expense, net	1,304	335	969	289.3%
Income before income taxes	36,726	3,243	33,483	NM
Provision for income taxes	(7,779)	(1,087)	(6,692)	(615.6)%
Net income	28,947	2,156	26,791	NM
Less: net (income) loss for noncontrolling interest	(409)	32	(441)	NM
Net income attributable to common stockholders	$29,356	$2,124	$27,232	NM

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues:
Fuel	$2,405,889	$1,452,339	$953,550	65.7%
Nonfuel	949,724	830,577	119,147	14.3%
Rent and royalties from franchisees	7,763	6,535	1,228	18.8%
Total revenues	3,363,376	2,289,451	1,073,925	46.9%

Gross margin:
Fuel	177,722	173,855	3,867	2.2%
Nonfuel	578,794	505,907	72,887	14.4%
Rent and royalties from franchisees	7,763	6,535	1,228	18.8%
Total gross margin	764,279	686,297	77,982	11.4%

Site level operating expense	461,226	434,086	27,140	6.3%
Selling, general and administrative expense	72,520	75,204	(2,684)	(3.6)%
Real estate rent expense	127,480	126,667	813	0.6%
Depreciation and amortization expense	47,968	56,814	(8,846)	(15.6)%
Other operating income, net	(872)	—	(872)	—%

Income (loss) from operations	55,957	(6,474)	62,431	964.3%

Interest expense, net	23,123	14,689	8,434	57.4%
Other expense, net	2,701	876	1,825	208.3%
Income (loss) before income taxes	30,133	(22,039)	52,172	236.7%
(Provision) benefit for income taxes	(6,929)	5,654	(12,583)	(222.6)%
Net income (loss)	23,204	(16,385)	39,589	241.6%
Less: net (income) loss for noncontrolling interest	(333)	52	(385)	(740.4)%
Net income (loss) attributable to common stockholders	$23,537	$(16,437)	$39,974	243.2%
Three Months Ended June 30, 2021, as Compared to Three Months Ended June 30, 2020
Fuel Revenues. Fuel revenues for the three months ended June 30, 2021, increased by $751,221, or 130.1%, as compared to the three months ended June 30, 2020, primarily as a result of an increase in fuel sales volume in addition to an increase in market prices for fuel. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods. See "Effects of Fuel Prices and Supply and Demand Factors" for more information regarding the impact market prices for fuel has on our financial results.

	Gallons Sold	Fuel Revenues
Results for the three months ended June 30, 2020	476,216	$577,410
Increase due to petroleum products price changes		510,632
Increase due to volume changes	102,667	234,138
Increase in wholesale fuel sales volume	4,747	6,451
Net change from prior year period	107,414	751,221
Results for the three months ended June 30, 2021	583,630	1,328,631

Nonfuel Revenues. Nonfuel revenues for the three months ended June 30, 2021, increased by $96,240, or 23.7%, as compared to the three months ended June 30, 2020, as a result of significant increases in our store and retail services, truck service, restaurants and diesel exhaust fluid revenues. These increases were primarily due to the impact the COVID-19 pandemic had on nonfuel revenues for the three months ended June 30, 2020, including the additional sales from certain travel center restaurants that have now reopened or are operating with expanded hours as compared to the pandemic conditions experienced in the prior year, and the progress of our Transformation Plan.
Rent and Royalties from Franchisees. Rent and royalties from franchisees for the three months ended June 30, 2021, increased by $716, or 22.9%, as compared to the three months ended June 30, 2020, primarily as a result of the six franchised travel centers and two franchised QSL restaurants that began operations after June 30, 2020, partially offset by the sale of 28 franchised standalone restaurants in the sale of our QSL business in April 2021.
Fuel Gross Margin. Fuel gross margin for the three months ended June 30, 2021, increased by $8,392, or 9.1%, as compared to the three months ended June 30, 2020, primarily as a result of an increase in fuel sales volume, partially offset by a less favorable purchasing environment during the three months ended June 30, 2021.
Nonfuel Gross Margin. Nonfuel gross margin for the three months ended June 30, 2021, increased by $60,483, or 24.9%, as compared to the three months ended June 30, 2020, due to the increase in total nonfuel revenues. Nonfuel gross margin percentage for the three months ended June 30, 2021, remained primarily flat as compared to the three months ended June 30, 2020.
Site Level Operating Expense. Site level operating expense for the three months ended June 30, 2021, increased by $36,474, or 18.5%, as compared to the three months ended June 30, 2020, primarily due to increased general labor expense for truck services and field employees that returned to work in the second quarter of 2021 to support our restaurant re-openings as compared to furloughs and lower staffing levels in 2020 in response to the COVID-19 pandemic and increased other operating expenses for three months ended June 30, 2021. This $36,474 increase was partially offset by $2,381 of bonuses paid to support those who continued to work at our locations during the COVID-19 pandemic in 2020. Site level operating expense as a percentage of nonfuel revenues improved to 46.6% for the three months ended June 30, 2021, from 48.7% for the three months ended June 30, 2020, primarily due to the increase in nonfuel revenues and cost management for the three months ended June 30, 2021.
Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2021, decreased by $1,386, or 3.6%, as compared to the three months ended June 30, 2020, primarily as a result of the impact of open positions during the three months ended June 30, 2021 and expenses related to executive officer retirement and separation agreements recognized in the three months ended June 30, 2020, partially offset by increases in consultant fees to assist with identifying and implementing cost reduction and other opportunities, as well as increases related to key leadership positions and implementation and other costs related to our incremental adoption of cloud-based technology solutions.
Real Estate Rent Expense. Real estate rent expense for the three months ended June 30, 2021, increased by $532, or 0.8%, as compared to the three months ended June 30, 2020, primarily as a result of an increase in percentage rent due to SVC as a result of the increase in total nonfuel revenues during the three months ended June 30, 2021.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2021, decreased by $4,115, or 14.6%, as compared to the three months ended June 30, 2020, primarily as a result of a $3,046 goodwill impairment charge recognized with respect to our QSL business during the three months ended June 30, 2020, a $834 write off of intangible assets associated with three franchised standalone restaurants that closed during the three months ended June 30, 2020, and a $538 write off of certain assets related to truck service programs that were canceled during the three months ended June 30, 2020.
Interest Expense, Net. Interest expense, net for the three months ended June 30, 2021, increased by $4,506, or 62.3%, as compared to the three months ended June 30, 2020, primarily as a result of the Term Loan Facility that we entered into in December 2020.
(Provision)Benefit for Income Taxes. We had an income tax provision of $7,779 and $1,087 for the three months ended June 30, 2021 and 2020, respectively. The increase in the income tax provision is primarily due to higher pretax income recognized in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.

Six Months Ended June 30, 2021, as Compared to Six Months Ended June 30, 2020
Fuel Revenues. Fuel revenues for the six months ended June 30, 2021, increased by $953,550, or 65.7%, as compared to the six months ended June 30, 2020, primarily as a result of an increase in fuel sales volume in addition to an increase in market prices for fuel. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods. See "Effects of Fuel Prices and Supply and Demand Factors" for more information regarding the impact market prices for fuel has on our financial results.

	Gallons Sold	Fuel Revenues
Results for the six months ended June 30, 2020	965,002	$1,452,339
Increase due to petroleum products price changes		611,967
Increase due to volume changes	156,944	332,408
Increase in wholesale fuel sales volume	5,456	9,175
Net change from prior year period	162,400	953,550
Results for the six months ended June 30, 2021	1,127,402	2,405,889
Nonfuel Revenues. Nonfuel revenues for the six months ended June 30, 2021, increased by $119,147, or 14.3%, as compared to the six months ended June 30, 2020, primarily as a result of increases in our store and retail services, truck service, restaurants and diesel exhaust fluid revenues. These increases were primarily due to the impact the COVID-19 pandemic had on nonfuel revenues for the six months ended June 30, 2020, including the additional sales from certain travel center restaurants that have now reopened or are operating with expanded hours as compared to the pandemic conditions experienced in the prior year, and the progress of our Transformation Plan.
Rent and Royalties from Franchisees. Rent and royalties from franchisees for the six months ended June 30, 2021, increased by $1,228, or 18.8%, as compared to the six months ended June 30, 2020, primarily as a result of the 13 franchised travel centers and four franchised standalone QSL restaurants that began operations since the beginning of 2020, partially offset by the sale of 28 franchised standalone restaurants in the sale of our QSL business in April 2021 and the closure of three franchised standalone QSL restaurants since the beginning of 2020.
Fuel Gross Margin. Fuel gross margin for the six months ended June 30, 2021, increased by $3,867, or 2.2%, as compared to the six months ended June 30, 2020, primarily as a result of an increase in fuel sales volume, partially offset by a less favorable purchasing environment.
Nonfuel Gross Margin. Nonfuel gross margin for the six months ended June 30, 2021, increased by $72,887, or 14.4%, as compared to the six months ended June 30, 2020, primarily as a result of the increase in total nonfuel revenues. Nonfuel gross margin percentage for the six months ended June 30, 2021, remained flat at 60.9% as compared to the six months ended June 30, 2020.
Site Level Operating Expense. Site level operating expense for the six months ended June 30, 2021, increased by $27,140, or 6.3%, as compared to the six months ended June 30, 2020, primarily due to increased general labor expense for truck services and field employees that returned to work in the second quarter of 2021 to support our restaurant re-openings as compared to furloughs and lower staffing levels in 2020 in response to the COVID-19 pandemic and increased other operating expenses for the six months ended June 30, 2021. This $27,140 increase was partially offset by $3,769 of bonuses paid to support those who continued to work at our locations during the COVID-19 pandemic during the six months ended June 30, 2020. Site level operating expense as a percentage of nonfuel revenues improved to 48.6% for the six months ended June 30, 2021, from 52.3% for the six months ended June 30, 2020, primarily due to the increase in nonfuel revenues and cost management.
Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2021, decreased by $2,684, or 3.6%, as compared to the six months ended June 30, 2020, primarily as a result of the impact of open positions during the six months ended June 30, 2021 and expenses related to executive officer retirement and separation agreements recognized in the six months ended June 30, 2020, partially offset by increases in consultant fees to assist with identifying and implementing cost reduction and other opportunities, as well as increases related to key leadership positions and implementation and other costs related to our incremental adoption of cloud-based technology solutions.

Real Estate Rent Expense. Real estate rent expense for the six months ended June 30, 2021, increased by $813, or 0.6%, as compared to the six months ended June 30, 2020, primarily as a result of an increase in percentage rent due to SVC driven by the increase in total nonfuel revenues during the six months ended June 30, 2021.
Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2021, decreased by $8,846, or 15.6%, as compared to the six months ended June 30, 2020, primarily as a result of a $5,700 write off of certain assets related to truck service programs that were canceled during the six months ended June 30, 2020, a $3,046 goodwill impairment charge recognized during the six months ended June 30, 2020, with respect to our QSL business and a $834 write off of intangible assets associated with three franchised standalone restaurants that closed during the six months ended June 30, 2020, partially offset by a $650 impairment charge related to the QSL sale during the six months ended June 30, 2021.
Interest Expense, Net. Interest expense, net for the six months ended June 30, 2021, increased by $8,434, or 57.4%, as compared to the six months ended June 30, 2020, primarily as a result of the Term Loan Facility that we entered into in December 2020.
(Provision) Benefit for Income Taxes. We had an income tax provision of $6,929 and an income tax benefit of $5,654 for the six months ended June 30, 2021 and 2020, respectively. The increase in the income tax provision is primarily due to pretax income recognized in the six months ended June 30, 2021, as compared to a pretax loss in the six months ended June 30, 2020.

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
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $583,251 at June 30, 2021, and net cash provided by operating activities of $124,074 for the six months ended June 30, 2021, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities. We believe we have sufficient financial resources to fund operations and required capital expenditures for greater than 12 months.
Our Investment and Financing Liquidity and Resources
Revolving Credit Facility
We have a Credit Facility with a group of commercial banks that matures on July 19, 2024. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At June 30, 2021, based on our qualified collateral, a total of $115,157 was available to us for loans and letters of credit under the Credit Facility. At June 30, 2021, there were no borrowings outstanding under the Credit Facility but we had outstanding $16,757 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $98,400 available for our use as of that date. At June 30, 2021, we were in compliance with all covenants of the Credit Facility. As of August 2, 2021, there were no borrowings outstanding under the Credit Facility and approximately $98,400 available under the Credit Facility for our use as of that date.
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
IHOP Secured Advance Note
On October 28, 2019, we entered into a multi unit franchise agreement with IHOP Franchisor LLC, or IHOP, in which we agreed to rebrand and convert up to 94 of our full service restaurants to IHOP restaurants over the next five years, or the IHOP Agreement. Concurrent with entering into the IHOP Agreement, we entered into a Secured Advance Note with IHOP, or the IHOP Note, pursuant to which we can borrow up to $10,000 in connection with the costs to convert our full service restaurants to IHOP restaurants. As of June 30, 2021, there were no loans outstanding under the IHOP Note.

Sources and Uses of Cash
The following is a summary of our sources and uses of cash for the six months ended June 30, 2021 and 2020, as reflected in our consolidated statements of cash flows:

	Six Months Ended June 30,
(in thousands)	2021	2020	$ Change
Cash and cash equivalents at the beginning of the period	$483,151	$17,206	$465,945
Net cash provided by (used in):
Operating activities	124,074	145,433	(21,359)
Investing activities	(21,195)	(27,732)	6,537
Financing activities	(2,841)	7,795	(10,636)
Effect of exchange rate changes on cash	62	84	(22)
Cash and cash equivalents at the end of the period	$583,251	$142,786	$440,465
Cash Flows from Operating Activities. During the six months ended June 30, 2021 and 2020, we had net cash inflows from operating activities of $124,074 and $145,433, respectively. The $21,359 change was primarily due to a decrease in cash generated from working capital and a decrease in operating cash flow during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.
Cash Flows from Investing Activities. During the six months ended June 30, 2021 and 2020, we had net cash outflows from investing activities of $21,195 and $27,732, respectively. The $6,537 change primarily resulted from a decrease in capital expenditures during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.
Cash Flows from Financing Activities. During the six months ended June 30, 2021 and 2020, we had net cash outflows and inflows from financing activities of $2,841 and $7,795, respectively. The $10,636 change primarily resulted from $16,600 proceeds received under the West Greenwich Loan during the six months ended June 30, 2020, partially offset by a $1,000 repayment of our Term Loan Facility during the six months ended June 30, 2021 and a $7,900 repayment of our borrowings under our Credit Facility during the six months ended June 30, 2020.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2021.

Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2021, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "will," "may" and negatives and derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Among others, the forward-looking statements that appear in this Quarterly Report include statements that:
•Our expectations about our and the trucking industry's ability to operate through the COVID-19 pandemic;
•The duration and severity of any adverse economic impact that might result from the COVID-19 pandemic on us and our customers, suppliers and other stakeholders;
•Our operating results for the three and six months ended June 30, 2021, reflect certain improvements as compared to the three and six months ended June 30, 2020. This may imply that we will increase or maintain these improvements and that we will be profitable in the future. However, certain of these improvements resulted from unique items that may not occur in the future. In addition, customer demand and competitive conditions, among other factors, may significantly impact our fuel and nonfuel revenues and the costs of our fuel and nonfuel products may increase in the future because of inflation or other reasons. If fuel gross margin per gallon, or fuel or nonfuel sales volume, decline, if we are not able to pass increases in fuel or nonfuel costs to our customers or if our nonfuel sales mix changes in a manner that negatively impacts our nonfuel gross margin, our nonfuel revenues or our fuel and nonfuel gross margin may decline. In fact, since we became a public company in 2007, we have been able to produce only occasional profits and we have accumulated significant losses. We may be unable to produce future profits and our losses may increase;
•Our travel centers have been recognized as a provider of services to essential businesses by many public authorities, which has allowed us to continue operating most of our businesses during the COVID-19 pandemic. This may imply that we will continue to be designated as a provider of services to essential businesses; however, we could lose that designation, which could result in our having to close or reduce operations at certain or all of our travel centers for an indefinite period if the COVID-19 pandemic conditions worsen in the United States;
•We are executing our Transformation Plan, which includes numerous initiatives that we believe will improve and enhance our operational efficiencies and profitability, increase diesel fuel and gasoline gross margin and fuel sales volume, increase market share in the truck service industry, improve merchandising and gross margin in store and retail services, improve operating effectiveness in our full service restaurants and expand our franchise base. However, we may not be able to recognize the improvements to our operating results that we anticipate. In addition, the costs incurred to complete the initiatives may cost more than we anticipate;
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

•Our belief that, as of the date of this Quarterly Report, we had sufficient financial resources to fund operations for the foreseeable future. However our business is subject to risks, including risks beyond our control. If economic conditions decline for an extended period or if we fail to operate our business and compete successfully, our business, results of operations and financial condition may be materially adversely impacted, which may result in our not having sufficient financial resources to fund operations for the foreseeable future;
•We expect to expand our network by entering into new franchise agreements. However, we may not succeed in entering these agreements and the commencement and stabilization of any new franchises may not occur or may be delayed, and these franchises may not be successful or generate the royalties for us that we expect;
•We have a Credit Facility with a current maximum availability of $200.0 million. The availability of this maximum amount is subject to limits based on our qualified collateral, including our eligible cash, accounts receivable, inventory, equipment and intangible assets that varies in amount from time to time. Accordingly, our borrowing and letter of credit availability at any time may be less than $200.0 million. At June 30, 2021, based on our eligible collateral at that date, our borrowing and letter of credit availability was $115.2 million, of which we had used $16.8 million for outstanding letters of credit. The maximum amount available under the Credit Facility may be increased to $300.0 million, the availability of which is subject to limits based on our available collateral and lender participation. However, if we do not have sufficient collateral or if we are unable to identify lenders willing to increase their commitments or join our Credit Facility, we may not be able to increase the size of our Credit Facility or the availability of borrowings when we may want or need to do so; and
•We may not spend the $130.0 million to $150.0 million of capital expenditures in 2021 that we currently expect to spend, and we may spend more or less than these amounts.
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

•We and our suppliers and customers are experiencing negative impacts from the current reduced market labor availability and related market pressures which may continue to present us with challenges and could negatively impact our business and operations if these conditions continue;
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
•Compliance with, and changes to, federal, state and local laws and regulations, including those related to tax, employment and environmental matters, accounting rules and financial reporting standards, payment card industry requirements, competition and similar matters may increase our operating costs and reduce or eliminate our profits;
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
The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2021.

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2021	—	$—	—	$—
May 2021	—	—	—	—
June 2021	450	29.54	—	—
Total	450	$29.54	—	—
(1) During the quarter ended June 30, 2021, all common stock purchases were made to satisfy share award recipients' tax withholding and payment obligations in connection with the vesting of awards of shares of common stock, which were repurchased by us based on their fair market value on the repurchase date.

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

4.7	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

4.8	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

4.9	Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

10.1	TravelCenters of America Inc. Second Amended and Restated 2016 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 11, 2021)

10.2	Director Compensation Arrangements (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 11, 2021)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TravelCenters of America Inc.

		By:	/s/ Peter J. Crage
Date:	August 3, 2021		Name:	Peter J. Crage
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)