Form 10-Q
period 2021-09-30
TravelCenters of America Inc. /MD/
filed 2021-11-02
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021
 or
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of the registrant's shares of common stock outstanding as of October 29, 2021: 14,579,621.

As used herein, the terms "we," "us," "our" and "TA" include TravelCenters of America Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except par value amount)

	September 30, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$621,103	$483,151
Accounts receivable (net of allowance for doubtful accounts of $1,343 and $1,016 as of September 30, 2021 and December 31, 2020, respectively)	149,410	94,429
Inventory	169,543	172,830
Other current assets	22,129	35,506
Total current assets	962,185	785,916

Property and equipment, net	789,403	801,789
Operating lease assets	1,680,902	1,734,883
Goodwill	22,213	22,213
Intangible assets, net	11,060	11,529
Other noncurrent assets	110,438	87,530
Total assets	$3,576,201	$3,443,860

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$249,982	$158,075
Current operating lease liabilities	116,046	111,255
Other current liabilities	207,311	175,867
Total current liabilities	573,339	445,197

Long term debt, net	524,925	525,397
Noncurrent operating lease liabilities	1,685,084	1,763,166
Other noncurrent liabilities	104,602	69,121
Total liabilities	2,887,950	2,802,881

Stockholders' equity:
Common stock, $0.001 par value, 216,000 shares of common stock authorized as of September 30, 2021 and December 31, 2020, and 14,579 and 14,574 shares of common stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	14	14
Additional paid-in capital	783,778	781,841
Accumulated other comprehensive loss	(194)	(205)
Accumulated deficit	(95,347)	(141,084)
Total TA stockholders' equity	688,251	640,566
Noncontrolling interest	—	413
Total stockholders' equity	688,251	640,979
Total liabilities and stockholders' equity	$3,576,201	$3,443,860
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Fuel	$1,424,997	$791,880	$3,830,886	$2,244,219
Nonfuel	511,063	474,097	1,460,787	1,304,674
Rent and royalties from franchisees	3,886	3,947	11,649	10,482
Total revenues	1,939,946	1,269,924	5,303,322	3,559,375

Cost of goods sold (excluding depreciation):
Fuel	1,318,987	711,757	3,547,154	1,990,241
Nonfuel	206,265	188,114	577,195	512,784
Total cost of goods sold	1,525,252	899,871	4,124,349	2,503,025

Site level operating expense	246,871	221,864	708,097	655,950
Selling, general and administrative expense	39,563	32,967	112,083	108,171
Real estate rent expense	63,898	65,226	191,378	191,893
Depreciation and amortization expense	24,276	32,299	72,244	89,113
Other operating expense (income), net	230	—	(642)	—

Income from operations	39,856	17,697	95,813	11,223

Interest expense, net	11,843	7,375	34,966	22,064
Other (income) expense, net	(1,034)	233	1,667	1,109
Income (loss) before income taxes	29,047	10,089	59,180	(11,950)
(Provision) benefit for income taxes	(6,847)	(1,432)	(13,776)	4,222
Net income (loss)	22,200	8,657	45,404	(7,728)
Less: net income (loss) for noncontrolling interest	—	52	(333)	104
Net income (loss) attributable to common stockholders	$22,200	$8,605	$45,737	$(7,832)

Other comprehensive income (loss), net of taxes:
Foreign currency income (loss), net of taxes of $(36), $27, $(1) and $(33) respectively	$28	$—	$11	$(18)
Other comprehensive income (loss) attributable to common stockholders	28	—	11	(18)

Comprehensive income (loss) attributable to common stockholders	$22,228	$8,605	$45,748	$(7,850)

Net income (loss) per share of common stock attributable to common stockholders:
Basic and diluted	$1.52	$0.61	$3.14	$(0.76)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$45,404	$(7,728)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash rent credits, net	(17,527)	(15,827)
Depreciation and amortization expense	72,244	89,113
Deferred income tax benefit (provision)	13,336	(3,045)
Gain on sale of assets, net	(642)	—
Changes in operating assets and liabilities:
Accounts receivable	(55,345)	59,238
Inventory	3,288	35,684
Other assets	8,700	3,280
Accounts payable and other liabilities	108,369	43,807
Other, net	3,459	9,050
Net cash provided by operating activities	181,286	213,572

Cash flows from investing activities:
Capital expenditures	(46,782)	(36,795)
Proceeds from other asset sales	8,803	1,270
Investment in equity investee	(1,350)	—
Other	148	(1,864)
Net cash used in investing activities	(39,181)	(37,389)

Cash flows from financing activities:
Proceeds from underwritten public equity offering	—	79,985
West Greenwich Loan borrowings	—	16,600
Payments on West Greenwich Loan	(498)	—
Payments on Revolving Credit Facility	—	(7,900)
Payments on Term Loan Facility	(1,500)	—
Distributions to noncontrolling interest	(80)	(65)
Acquisition of stock from employees	(110)	—
Other, net	(2,029)	(1,589)
Net cash (used in) provided by financing activities	(4,217)	87,031

Effect of exchange rate changes on cash	64	22
Net increase in cash and cash equivalents	137,952	263,236
Cash and cash equivalents at the beginning of the period	483,151	17,206
Cash and cash equivalents at the end of the period	$621,103	$280,442

Supplemental disclosure of cash flow information:
Lease modification (operating to finance lease)	$28,201	$—
Interest paid, net of capitalized interest	33,069	21,353
Income taxes paid (refunded)	74	(56)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total TA Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
June 30, 2021	14,581	$14	$783,137	$(222)	$(117,547)	$665,382	$—	$665,382
Grants under share award plan and stock based compensation, net	(2)	—	641	—	—	641	—	641
Other comprehensive loss, net of taxes	—	—	—	28	—	28	—	28
Net income	—	—	—	—	22,200	22,200	—	22,200
September 30, 2021	14,579	$14	$783,778	$(194)	$(95,347)	$688,251	$—	$688,251

June 30, 2020	8,298	$8	$700,619	$(190)	$(143,622)	$556,815	$1,470	$558,285
Grants under share award plan and stock based compensation, net	(2)	—	(41)	—	—	(41)	—	(41)
Proceeds from underwritten public equity offering	6,100	6	79,979	—	—	79,985	—	79,985
Net income	—	—	—	—	8,605	8,605	52	8,657
September 30, 2020	14,396	$14	$780,557	$(190)	$(135,017)	$645,364	$1,522	$646,886
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total TA Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2020	14,574	$14	$781,841	$(205)	$(141,084)	$640,566	$413	$640,979
Grants under share award plan and stock based compensation, net	5	—	2,537	—	—	2,537	—	2,537
Distribution to noncontrolling interest	—	—	—	—	—	—	(80)	(80)
Other changes	—	—	(600)	—	—	(600)	—	(600)
Other comprehensive loss, net of taxes	—	—	—	11	—	11	—	11
Net income (loss)	—	—	—	—	45,737	45,737	(333)	45,404
September 30, 2021	14,579	14	783,778	(194)	(95,347)	688,251	—	688,251

December 31, 2019	8,307	$8	$698,402	$(172)	$(127,185)	$571,053	$1,483	$572,536
Grants under share award plan and stock based compensation, net	(11)	—	2,176	—	—	2,176	—	2,176
Proceeds from underwritten public equity offering	6,100	6	79,979	—	—	79,985	—	79,985
Distribution to noncontrolling interest	—	—	—	—	—	—	(65)	(65)
Other comprehensive loss, net of taxes	—	—	—	(18)	—	(18)	—	(18)
Net (loss) income	—	—	—	—	(7,832)	(7,832)	104	(7,728)
September 30, 2020	14,396	14	780,557	(190)	(135,017)	645,364	1,522	646,886
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

1.Business Description and Basis of Presentation
TravelCenters of America Inc. is a Maryland corporation. We operate or franchise 279 travel centers, standalone truck service facilities and a standalone restaurant. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of September 30, 2021, our business included 275 travel centers in 44 states in the United States and the province of Ontario, Canada, primarily along the U.S. interstate highway system, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of these travel centers, we owned 51, we leased 181, we operated two for a joint venture in which we owned a noncontrolling interest and 41 were owned or leased from others by our franchisees. We operated 232 of our travel centers and franchisees operated 43 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, diesel exhaust fluid, full service restaurants, quick service restaurants, travel stores and various customer amenities.
As of September 30, 2021, our business included three standalone truck service facilities operated under the "TA Truck Service" brand name. Of these standalone truck service facilities, we leased two and owned one. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
As of September 30, 2021, our business included one standalone restaurant that we operated for a joint venture in which we owned a noncontrolling interest.
On April 21, 2021, we completed the sale of our Quaker Steak & Lube, or QSL, business for $5,000, excluding costs to sell and certain closing adjustments. See Note 3 of this Quarterly Report for more information about the sale of our QSL business.
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
Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 2 input), the aggregate fair value of our Senior Notes on September 30, 2021, was $354,756.

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
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as a response to the economic uncertainty resulting from the COVID-19 pandemic, which, among other things, included several temporary changes to corporate income tax provisions such as modifications to limitations on deductibility of net operating losses and business interest, provisions relating to the deferral of the employer portion of social security taxes incurred through December 31, 2020, and employee retention tax credit, which is a refundable payroll credit for certain qualified wages and health benefits. As of September 30, 2021, we have deferred $23,340 of employer social security payments, and have included this amount in other current liabilities in our consolidated balance sheets. On December 27, 2020 and March 11, 2021, the CARES Act was modified by the Consolidated Appropriations Act of 2021 and the American Rescue Plan Act of 2021, respectively, extending the employee retention tax credit through December 31, 2021. During the year ended December 31, 2020, we recognized $3,268 relating to the employee retention tax credit, which is included in accounts receivable in our consolidated balance sheets. We continue to evaluate the total amount of employee retention tax credits for which we may be eligible and the $3,268 outstanding receivable as of September 30, 2021 is still our best estimate. We will continue to evaluate the impact of this legislation on our operations and consolidated financial statements in future periods to the extent additional guidance and regulations are issued.

2. Revenues
We recognize revenues based on the consideration specified in the contract with the customer, net of any sales incentives (such as customer loyalty programs and customer rebates) and excluding amounts collected on behalf of third parties (such as sales and excise taxes). The majority of our revenues are generated at the point of sale in our retail locations. Revenues consist of fuel revenues, nonfuel revenues and rents and royalties from franchisees.
Disaggregation of Revenues
We disaggregate our revenues based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive income (loss). Nonfuel revenues disaggregated by type of good or service for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Nonfuel revenues:
Store and retail services	$197,842	$179,517	$564,054	$489,575
Truck service	200,192	189,630	565,520	504,584
Restaurant	79,850	77,665	233,657	233,369
Diesel exhaust fluid	33,179	27,285	97,556	77,146
Total nonfuel revenues	$511,063	$474,097	$1,460,787	$1,304,674

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

	Customer Loyalty Programs	Other	Total
December 31, 2019	$17,993	$4,822	$22,815
Increases due to unsatisfied performance obligations arising during the period	115,792	15,791	131,583
Revenues recognized from satisfied performance obligations during the period	(98,147)	(12,879)	(111,026)
Other	(12,817)	(589)	(13,406)
December 31, 2020	22,821	7,145	29,966
Increases due to unsatisfied performance obligations arising during the period	95,943	9,762	105,705
Revenues recognized from satisfied performance obligations during the period	(89,444)	(8,609)	(98,053)
Other	(2,804)	(1,496)	(4,300)
September 30, 2021	$26,516	$6,802	$33,318
As of September 30, 2021, we expect the unsatisfied performance obligations relating to our customer loyalty programs and other contract liabilities will generally be satisfied within 12 months.

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
During the first quarter of 2021, we recorded impairment charges of $650, primarily resulting from the change in fair value of underlying assets sold, which were included in depreciation and amortization expense in our consolidated statements of operations and comprehensive income (loss). During the second quarter of 2021, we recognized a $606 loss on the sale of QSL, which was included in other operating expense (income), net, in our consolidated statements of operations and comprehensive income (loss). Impairment charges relating to our QSL net asset disposal group cumulatively totaled $14,365, which includes a $13,715 impairment charge recognized during the year ended December 31, 2020 and were included in depreciation and amortization expense in our consolidated statements of operations and comprehensive income (loss).

4.    Stockholders' Equity
The following table presents a reconciliation of net income (loss) attributable to common stockholders to net income (loss) available to common stockholders and the related earnings (loss) per share of common stock for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$22,200	$8,605	$45,737	$(7,832)
Less: net (income) loss attributable to participating securities	497	175	1,048	(273)
Net income (loss) available to common stockholders	$21,703	$8,430	$44,689	$(7,559)

Weighted average shares of common stock(1)	14,254	13,779	14,239	9,890

Basic and diluted net income (loss) per share of common stock attributable to common stockholders	$1.52	$0.61	$3.14	$(0.76)
(1) Excludes unvested shares of common stock awarded under our share award plans, in which shares of common stock are considered participating securities because they participate equally in earnings and losses with all of our other shares of common stock. The weighted average number of unvested shares of common stock outstanding for the three months ended September 30, 2021 and 2020, was 327 and 286, respectively. The weighted average number of unvested shares of common stock outstanding for the nine months ended September 30, 2021 and 2020, was 334 and 358, respectively.

5.    Goodwill

The Goodwill balance as of September 30, 2021 and December 31, 2020 was $22,213, all of which relates to our travel centers reporting unit. Goodwill is tested for impairment annually as of July 31, or more frequently if circumstances warrant, at the reporting unit level. As of July 31, 2021, we evaluated our travel centers reporting unit for impairment using a qualitative analysis which included evaluating financial trends, industry and market conditions and assessing the reasonableness of the assumptions used in the most recent quantitative analysis, including comparing actual results to the projections used in the quantitative analysis.

After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of the travel centers reporting unit was less than its carrying amount.

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
As of September 30, 2021, most of our SVC Leases (as defined below), the leases covering our other properties, and most of our equipment leases, were classified as operating leases and certain of our other equipment leases and one ground lease pursuant to one SVC Lease were classified as finance leases. As of September 30, 2021, our non-SVC finance lease assets and

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
liabilities were immaterial to our consolidated financial statements. Finance lease assets were included in other noncurrent assets, with the corresponding current and noncurrent finance lease liabilities included in other current liabilities and other noncurrent liabilities, respectively, on our consolidated balance sheets.
Certain of our operating leases provide for variable lease costs, which primarily include percentage rent and our obligation for the estimated cost of removing underground storage tanks under the SVC Leases.
Our lease costs are included in various balances in our consolidated statements of operations and comprehensive income (loss), as shown in the following table. For the three and nine months ended September 30, 2021 and 2020, our lease costs consisted of the following:

	Classification in our Consolidated Statements of Operations and Comprehensive Income (Loss)	Three Months Ended September 30,
		2021	2020
Operating lease costs: SVC Leases	Real estate rent expense	$58,951	$59,500
Operating lease costs: other	Real estate rent expense	2,447	4,182
Variable lease costs: SVC Leases	Real estate rent expense	2,332	1,372
Variable lease costs: other	Real estate rent expense	168	172
Total real estate rent expense		63,898	65,226
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	710	881
Financing lease costs: equipment and other	Site level operating expense	53	—
Short-term lease costs	Site level operating expense and selling, general and administrative expense	171	390
Amortization of finance lease assets: SVC Leases	Depreciation and amortization expense	553	—
Amortization of finance lease assets: other	Depreciation and amortization expense	553	79
Interest on finance lease liabilities: SVC Leases	Interest expense, net	305	—
Interest on finance lease liabilities: other	Interest expense, net	134	32
Sublease income	Nonfuel revenues	(502)	(542)
Net lease costs		$65,875	$66,066

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

	Classification in our Consolidated Statements of Operations and Comprehensive Income (Loss)	Nine Months Ended September 30,
		2021	2020
Operating lease costs: SVC Leases	Real estate rent expense	$177,040	$178,499
Operating lease costs: other	Real estate rent expense	7,529	9,859
Variable lease costs: SVC Leases	Real estate rent expense	6,303	3,073
Variable lease costs: other	Real estate rent expense	506	462
Total real estate rent expense		191,378	191,893
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	2,332	2,797
Financing lease costs: equipment and other	Site level operating expense	152	—
Short-term lease costs	Site level operating expense and selling, general and administrative expense	513	1,340
Amortization of finance lease assets: SVC Leases	Depreciation and amortization expense	1,290	—
Amortization of finance lease assets: other	Depreciation and amortization expense	1,212	79
Interest on finance lease liabilities: SVC Leases	Interest expense, net	716	—
Interest on finance lease liabilities: other	Interest expense, net	323	32
Sublease income	Nonfuel revenues	(1,505)	(1,565)
Net lease costs		$196,411	$194,576
Maturities of our operating lease liabilities that had remaining noncancelable lease terms in excess of one year as of September 30, 2021, were as follows:

	SVC Leases(1)	Other	Total
Years ended December 31:
2021	$67,350	$1,134	$68,484
2022	268,980	4,133	273,113
2023	255,407	2,601	258,008
2024	251,234	1,463	252,697
2025	251,221	1,334	252,555
Thereafter	1,789,682	3,483	1,793,165
Total operating lease payments	2,883,874	14,148	2,898,022
Less: present value discount(2)	(1,094,815)	(2,077)	(1,096,892)
Present value of operating lease liabilities	$1,789,059	$12,071	$1,801,130
(1) Includes rent for properties we sublease from SVC and pay directly to SVC's landlords.
(2) The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the SVC Leases and our incremental borrowing rate for all other leases.
The weighted average remaining lease term for our operating leases as of September 30, 2021, was approximately 12 years. Our weighted average discount rate for our operating leases as of September 30, 2021, was approximately 9.1%.
During the nine months ended September 30, 2021 and 2020, we paid $208,905 and $208,327, respectively, for amounts that had been included in the measurement of our operating lease liabilities.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
As of September 30, 2021 and December 31, 2020, our operating lease assets and liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Operating lease assets:
SVC Leases	$1,669,329	$1,724,428
Other	11,573	10,455
Total operating lease assets	$1,680,902	$1,734,883

Current operating lease liabilities:
SVC Leases	$112,030	$106,788
Other	4,016	4,467
Total current operating lease liabilities	$116,046	$111,255

Noncurrent operating lease liabilities:
SVC Leases	$1,677,029	$1,756,449
Other	8,055	6,717
Total noncurrent operating lease liabilities	$1,685,084	$1,763,166
On March 9, 2021, we and SVC amended one of the SVC Leases to reflect the renewal of a third party ground lease at one of the 179 travel center properties that we lease from SVC. This ground lease, which was previously accounted for as an operating lease, is now accounted for as a finance lease. As a result of this ground lease modification, the applicable ground lease has balances, as of September 30, 2021, of $27,095 in other noncurrent assets, $1,487 in other current liabilities and $26,346 in other noncurrent liabilities on our consolidated balance sheets.
Maturities of the financing lease liabilities related to the amended ground lease noted above that had remaining noncancelable lease terms in excess of one year as of September 30, 2021, were as follows:

Finance Ground Lease
Years ended December 31:
2021	$644
2022	2,591
2023	2,656
2024	2,722
2025	2,790
Thereafter	24,986
Total financing lease payments	36,389
Less: present value discount(1)	(8,556)
Present value of financing lease liabilities	$27,833
(1) The discount rate used to derive the present value of unpaid lease payments is based on the rate implicit in the SVC Lease.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Leasing Agreements with SVC. As of September 30, 2021, we leased from SVC a total of 179 properties under five leases that expire between 2029 and 2035, subject to our right to extend those leases. We refer to these five leases collectively as the SVC Leases.
We recognized total real estate rent expense under the SVC Leases of $61,283 and $60,872 for the three months ended September 30, 2021 and 2020, respectively, and $183,343 and $181,572 for the nine months ended September 30, 2021 and 2020, respectively. Included in these rent expense amounts are percentage rent payable of $1,850 and $893 for the three months ended September 30, 2021 and 2020, respectively, and $4,827 and $1,742 for the nine months ended September 30, 2021 and 2020, respectively, which are based on a percentage of the increases in total nonfuel revenues at each leased property over base year levels, deferred rent of $4,404 and $13,211 for the three and nine month periods, respectively, and adjustments to record minimum annual rent on a straight line basis over the terms of the leases and estimated future payments by us for the cost of removing underground storage tanks on a straight line basis. The remaining balance of our deferred rent obligations was $26,422 as of September 30, 2021.
Pursuant to the SVC Leases, we may request that SVC purchase qualifying capital improvements we make at the leased travel centers in return for increased annual minimum rent. We did not sell to SVC any improvements we made to properties leased from SVC for the three and nine months ended September 30, 2021 and 2020.
As permitted by the SVC Leases, we sublease a portion of certain travel centers to third parties to operate other retail operations. These subleases are classified as operating leases. We recognized sublease rental income of $502 and $542 for the three months ended September 30, 2021 and 2020, respectively, and $1,505 and $1,565 for the nine months ended September 30, 2021 and 2020, respectively.
As a Lessor
We leased two travel centers to franchisees as of September 30, 2021 and 2020. Rent revenues from these operating leases totaled $595 and $584 for the three months ended September 30, 2021 and 2020, respectively, and $1,763 and $1,728 for the nine months ended September 30, 2021 and 2020, respectively. Future minimum lease payments due to us for the two leased sites under these operating leases as of September 30, 2021, were $595 for the remainder of 2021 and $1,190 for 2022. See above for information regarding certain travel centers that we lease from SVC in which we sublease a portion of the travel centers to third parties to operate other retail operations. We also lease portions of owned properties to third parties to operate other retail operations.

7.    Business Management Agreement with RMR
The RMR Group LLC, or RMR, provides us certain services that we require to operate our business, and which relate to various aspects of our business. RMR provides these services pursuant to a business management agreement. Pursuant to the business management agreement, we incurred aggregate fees and certain cost reimbursements payable to RMR of $3,822 and $3,369 for the three months ended September 30, 2021 and 2020, respectively, and $10,418 and $9,513 for the nine months ended September 30, 2021 and 2020, respectively, which included reimbursements for our share of RMR's costs for providing internal audit services. These amounts are included in selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss). For more information about our relationship with RMR, see Note 8 of this Quarterly Report and our Annual Report.

8.    Related Party Transactions
We have relationships and historical and continuing transactions with SVC, RMR and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have directors, trustees or officers who are also our Directors or officers. RMR is a majority owned subsidiary of The RMR Group Inc. The Chair of our Board of Directors and one of our Managing Directors, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc. Mr. Portnoy is also a managing director and the president and chief executive officer of The RMR Group Inc. and an officer and employee of RMR. Jonathan M. Pertchik, our other Managing Director and Chief Executive Officer, also serves as an officer and employee of RMR. Certain of our other officers and SVC's officers also serve as officers and employees of RMR. Some of our Independent Directors also

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards of trustees or boards of directors and as a managing director or managing trustee of these public companies, including SVC. Other officers of RMR, including certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies.
As of September 30, 2021, Mr. Portnoy beneficially owned 659 shares of our common stock (including indirectly through RMR), representing approximately 4.5% of our outstanding shares of common stock.
Relationship with SVC
We are SVC's largest tenant and SVC is our principal landlord and second largest stockholder. As of September 30, 2021, SVC owned 1,185 shares of our common stock, representing approximately 8.1% of our outstanding shares of common stock. As of September 30, 2021, we leased from SVC a total of 179 travel center properties under the SVC Leases. See Note 6 of this Quarterly Report for more information about our lease agreements with SVC.
Our Manager, RMR
RMR provides certain services we require to operate our business. We have a business management agreement with RMR to provide management services to us, which relates to various aspects of our business generally. See Note 7 of this Quarterly Report for more information about our business management agreement with RMR.
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
Sale of Property
In May 2021, we sold a property located in Mesquite, Texas to Industrial Logistics Properties Trust, or ILPT, for a sales price of $2,200, excluding selling costs of $15. RMR provides management services to ILPT and Mr. Portnoy serves as the chair of the board of trustees and as a managing trustee of ILPT. The gain on sale of assets of $1,504 was included in other operating expense (income), net for the nine months ended September 30, 2021.

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
As of September 30, 2021, we accrued a current liability of $2,355 and a noncurrent liability of $1,268 for environmental matters as well as a receivable, which is recorded in noncurrent assets in our consolidated balance sheets, for expected recoveries of certain of these estimated future expenditures of $972, resulting in an estimated net amount of $2,651 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
10.    Inventory
Inventory as of September 30, 2021 and December 31, 2020, consisted of the following:

	September 30, 2021	December 31, 2020
Nonfuel products	$131,327	$143,440
Fuel products	38,216	29,390
Total inventory	$169,543	$172,830

11.    Equity Investments
On April 30, 2021, we reduced our ownership in Epona, LLC, owner of QuikQ LLC, an independent full-service fuel payment solutions provider, from 50% to less than 50%, for which a pre-tax loss of $1,826 was included in other expense (income), net in our consolidated statements of operations and comprehensive income (loss) during the nine months ended September 30, 2021. This investment will continue to be accounted for under the equity method.

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

Company Overview
As of September 30, 2021, we operated or franchised 275 travel centers, three standalone truck service facilities and one standalone restaurant. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
We and our suppliers and customers are experiencing negative impacts from the current reduced market labor availability, including truck driver shortage, increased labor costs and related market pressures which may continue to present us with challenges and could negatively impact our business and operations if these conditions continue.
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
The U.S. economy has been growing as COVID-19 pandemic conditions have significantly improved in the United States from their low points. Commercial activities in the United States have been returning to pre-pandemic practices and operations and as a result of recent and expected future government spending on pandemic relief, infrastructure and other matters. This recent economic growth may have had some impact on our third quarter of 2021 as diesel fuel sales volume increased 5.8% and total nonfuel revenues increased 7.8%, as compared to the prior year quarter. However, there remains uncertainty as to the ultimate duration and severity of the pandemic on commercial activities, supply chain issues and labor availability, including risks that may arise from variants (such as the Delta variant), mutations or related strains of the virus, the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity and the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens’ ability to otherwise achieve immunity to the virus. We face potential risks as a result of proposed regulations announced by the Biden administration in September 2021 concerning mandatory COVID-19 vaccinations or required testing for certain employers with over 100 employees as well as proposed regulations to be announced by other government agencies. Implementation could have an adverse effect on our operations given the uncertainty around how the mandate would be administered, how compliance would be documented, and the degree of employee attrition that may result.

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

Executive Summary of Financial Results
During the three months ended September 30, 2021 and 2020, we generated income before income taxes of $29,047 and $10,089, respectively. The $18,958 increase in income before income taxes was primarily due to the following factors:
•site level gross margin in excess of site level operating expense increased $19,634, which primarily resulted from incremental margin due to increases in nonfuel and fuel revenues when comparing the three months ended September 30, 2021 and 2020, partially offset by increased labor costs in truck services and field employees who returned to work for restaurant re-openings during 2021 and other operating expenses for the three months ended September 30, 2021; and
•depreciation and amortization expense decreased $8,023, which primarily resulted from a $6,610 property and equipment impairment charge recognized with respect to our QSL business during the three months ended September 30, 2020, and a $2,372 write off of certain assets related to truck service programs that were canceled during the three months ended September 30, 2020.
The above factors were partially offset by an increase in selling, general and administrative expense of $6,596, which primarily resulted from increases related to the impact of filling open positions, expenses related to consultant fees to assist with identifying and implementing cost reduction and other opportunities, and costs related to increased deployments of cloud-based technology solutions during the three months ended September 30, 2021 and a $4,468 increase in interest expense, net, which primarily resulted from the Term Loan Facility (as defined below) that we entered into in December 2020.
During the nine months ended September 30, 2021 and 2020, we generated income and loss before income taxes of $59,180 and $11,950, respectively. The $71,130 change from a loss to income before income taxes was primarily due to the following factors:
•site level gross margin in excess of site level operating expense increased $70,476, which primarily resulted from the incremental margin due to increases in nonfuel and fuel revenues when comparing the nine months ended September 30, 2021 and 2020, partially offset by increased labor costs in truck services and field employees who returned to work for restaurant re-openings during 2021 and other operating expenses for the nine months ended September 30, 2021; and
•depreciation and amortization expense decreased $16,869, which primarily resulted from $8,072 of write offs of certain assets related to truck service programs that were canceled during the nine months ended September 30, 2020, a $6,610 property and equipment impairment charge recognized with respect to our QSL business during the nine months ended September 30, 2020, a $3,046 goodwill impairment charge recognized during the nine months ended September 30, 2020 with respect to our QSL business and a $834 write off of intangible assets associated with three franchised standalone restaurants that closed during the nine months ended September 30, 2020, partially offset by a $650 impairment charge related to the QSL sale during the nine months ended September 30, 2021.
The above factors were partially offset by an increase in selling, general and administrative expense of $3,912, which primarily resulted from the impact of filling open positions, increases in consultant fees to assist with identifying and implementing cost reduction and other opportunities, and costs related to increased deployments of cloud-based technology solutions, partially offset by expenses related to the Reorganization Plan and executive officer retirement and separation agreements recognized in the nine months ended September 30, 2020 and a $12,902 increase in interest expense, net, which primarily resulted from the Term Loan Facility (as defined below) that we entered into in December 2020.

Effects of Fuel Prices and Supply and Demand Factors
Our revenues and income are subject to fluctuations, sometimes material, as a result of market prices and the availability of, and demand for, diesel fuel and gasoline. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in demand that are often the result of changes in the macroeconomic environment. Also, concerted efforts by major oil producing countries and cartels to influence oil supply, as well as other actions by governments regarding trade policies, may impact fuel prices. Further, there have been reports of reduced investment in oil exploration and production as a result of concerns about decreased demand for oil in response to market and governmental factors, including increased demand for alternative energy sources in response to global climate change. These and other factors are believed to have contributed to recent increases in the cost of oil and other fossil energy sources.
Although there are several components that comprise and impact our fuel costs of goods sold, including the cost of fuel, freight and mix, the cost of fuel is the primary driver. Over the past several years there have been significant changes in the cost of fuel. During the three and nine months ended September 30, 2021, fuel prices trended upward, increasing 14.0% and 63.6%, respectively, as compared to the beginning of the period. During the three months ended September 30, 2020, fuel prices trended downward, ending at a 4.1% lower price than at the beginning of the period. The decrease in fuel prices for the three months ended September 30, 2020, primarily resulted from a 5.7% decrease in September 2020 as a result of the decreased demand and reduced production. During the nine months ended September 30, 2020, fuel prices trended downward, ending at a 45.1% lower price than at the beginning of the period. The decrease in fuel prices for the nine months ended September 30, 2020, primarily resulted from decreased demand during the 2021 period due to the pandemic. The average fuel price during the three and nine months ended September 30, 2021, was 70.8% and 50.7% higher than the average fuel price during the three and nine months ended September 30, 2020, respectively. We generally are able to pass changes in our cost for fuel products to our customers, but typically with a delay, such that during periods of rising fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been and during periods of falling fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been. Increases in the prices we pay for fuel can have negative effects on our sales and profitability and increase our working capital requirements.
Due to the volatility of our fuel costs and our methods of pricing fuel to our customers, we believe that fuel revenues are not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenues may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volume or in fuel gross margin, as evidenced by the three and nine months ended September 30, 2021. We therefore consider fuel sales volume and fuel gross margin to be better measures of our performance.
We believe that demand for fuel by trucking companies and motorists for a constant level of miles driven will continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels and technologies. Although we believe these factors, combined with competitive pressures, impact the level of fuel sales volume we realize, fuel sales volume increased during the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020. These increases primarily resulted from improved market conditions within the freight industry, traffic increases associated with the ongoing pandemic recovery and the success of our marketing initiatives.

Factors Affecting Comparability
COVID-19 Pandemic
See our discussion regarding the COVID-19 pandemic and its impact on us and our business above.

Growth and Cost Control Strategies
During the 2020 second quarter, we commenced a strategic transformation and turnaround plan, or our Transformation Plan, consisting of numerous initiatives across our organization for the purpose of expanding our travel center network, improving and enhancing operational efficiencies and profitability, strengthening our financial position all in support of our core mission to return every traveler to the road better than they came. Among these initiatives was a corporate restructuring that resulted in immediate selling, general and administrative expense savings and the hiring of many new members of management. We also created a centralized procurement group to drive economies of scale in pricing and increased leverage in vendor negotiations, which is leading to substantial purchasing savings and a streamlined operation. Other key initiatives are focused in areas of liquidity, expanding our franchise base, increasing diesel fuel and gasoline gross margin and fuel sales volume, increasing market share in the truck service business, improving merchandising and increasing gross margin in store and retail services, improving operating effectiveness in our food service offerings and improving information technology systems, while focusing on opportunities to control and rationalize costs.
Since the beginning of 2019, we have entered into franchise agreements for 52 travel centers to be operated under our travel center brand names; four of these franchised travel centers began operations during 2019, 10 began operations during 2020 and four began operations during the nine months ended September 30, 2021. We expect the remaining 34 to open by the third quarter of 2023.
As a result of nationwide labor and supply chain challenges, our capital expenditures plan has been impacted and it is currently expected to be in the range of $80,000 to $100,000 in 2021. We do not believe that this delay will have a material impact on the underlying operating business. The 2021 capital expenditures include projects to enhance the guest experience through significant upgrades at our travel centers and to improve our technology systems infrastructure. Approximately half of our capital expenditures in 2021 are focused on growth initiatives that we expect will meet or exceed our 15% to 20% cash on cash return hurdle.
Importantly, we are committed to embracing environmentally friendly sources of energy through our eTA division, which seeks to deliver sustainable and alternative energy to the marketplace and focus on working with the public sector, private companies and customers to facilitate a possible industry transformation. This business division extends our commitment to providing the widest range of commercially prudent and practicable nonfuel offerings across our sites. Recent accomplishments include continued expansion of our biodiesel blending capabilities, availability of DEF at the pump and placement of electric vehicle charging stations. We believe our large, well-located sites and our focus as a pure supplier may provide us with the opportunity to make both fossil and, eventually, non-fossil fuels available and to potentially balance or adjust our product and service offerings as we may determine and subject to availability.

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
Consolidated Financial Results
The following table presents changes in our operating results for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues:
Fuel	$1,424,997	$791,880	$633,117	80.0%
Nonfuel	511,063	474,097	36,966	7.8%
Rent and royalties from franchisees	3,886	3,947	(61)	(1.5)%
Total revenues	1,939,946	1,269,924	670,022	52.8%

Gross margin:
Fuel	106,010	80,123	25,887	32.3%
Nonfuel	304,798	285,983	18,815	6.6%
Rent and royalties from franchisees	3,886	3,947	(61)	(1.5)%
Total gross margin	414,694	370,053	44,641	12.1%

Site level operating expense	246,871	221,864	25,007	11.3%
Selling, general and administrative expense	39,563	32,967	6,596	20.0%
Real estate rent expense	63,898	65,226	(1,328)	(2.0)%
Depreciation and amortization expense	24,276	32,299	(8,023)	(24.8)%
Other operating expense, net	230	—	230	—%

Income from operations	39,856	17,697	22,159	125.2%

Interest expense, net	11,843	7,375	4,468	60.6%
Other (income) expense, net	(1,034)	233	(1,267)	(543.8)%
Income before income taxes	29,047	10,089	18,958	187.9%
Provision for income taxes	(6,847)	(1,432)	(5,415)	(378.1)%
Net income	22,200	8,657	13,543	156.4%
Less: net income for noncontrolling interest	—	52	(52)	(100.0)%
Net income attributable to common stockholders	$22,200	$8,605	$13,595	158.0%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues:
Fuel	$3,830,886	$2,244,219	$1,586,667	70.7%
Nonfuel	1,460,787	1,304,674	156,113	12.0%
Rent and royalties from franchisees	11,649	10,482	1,167	11.1%
Total revenues	5,303,322	3,559,375	1,743,947	49.0%

Gross margin:
Fuel	283,732	253,978	29,754	11.7%
Nonfuel	883,592	791,890	91,702	11.6%
Rent and royalties from franchisees	11,649	10,482	1,167	11.1%
Total gross margin	1,178,973	1,056,350	122,623	11.6%

Site level operating expense	708,097	655,950	52,147	7.9%
Selling, general and administrative expense	112,083	108,171	3,912	3.6%
Real estate rent expense	191,378	191,893	(515)	(0.3)%
Depreciation and amortization expense	72,244	89,113	(16,869)	(18.9)%
Other operating income, net	(642)	—	(642)	—%

Income from operations	95,813	11,223	84,590	753.7%

Interest expense, net	34,966	22,064	12,902	58.5%
Other expense, net	1,667	1,109	558	50.3%
Income (loss) before income taxes	59,180	(11,950)	71,130	595.2%
(Provision) benefit for income taxes	(13,776)	4,222	(17,998)	(426.3)%
Net income (loss)	45,404	(7,728)	53,132	687.5%
Less: net (loss) income for noncontrolling interest	(333)	104	(437)	(420.2)%
Net income (loss) attributable to common stockholders	$45,737	$(7,832)	$53,569	684.0%
Three Months Ended September 30, 2021, as Compared to Three Months Ended September 30, 2020
Fuel Revenues. Fuel revenues for the three months ended September 30, 2021, increased by $633,117, or 80.0%, as compared to the three months ended September 30, 2020, primarily as a result of an increase in fuel sales volume in addition to an increase in market prices for fuel. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods. See "Effects of Fuel Prices and Supply and Demand Factors" for more information regarding the impact market prices for fuel has on our financial results.

	Gallons Sold	Fuel Revenues
Results for the three months ended September 30, 2020	555,102	$791,880
Increase due to petroleum products price changes		562,189
Increase due to volume changes	27,214	65,204
Increase in wholesale fuel sales volume	3,532	5,724
Net change from prior year period	30,746	633,117
Results for the three months ended September 30, 2021	585,848	$1,424,997

Nonfuel Revenues. Nonfuel revenues for the three months ended September 30, 2021, increased by $36,966, or 7.8%, as compared to the three months ended September 30, 2020, as a result of increases in our store and retail services, truck service, restaurants and diesel exhaust fluid revenues. These increases were primarily due to the impact the COVID-19 pandemic had on nonfuel revenues for the three months ended September 30, 2020, including the additional sales from certain travel center restaurants that have now re-opened or are operating with expanded hours as compared to the pandemic conditions experienced in the prior year, and the progress of our Transformation Plan.
Rent and Royalties from Franchisees. Rent and royalties from franchisees for the three months ended September 30, 2021, decreased by $61, or 1.5%, as compared to the three months ended September 30, 2020, primarily as a result of the sale of franchised standalone restaurants in the sale of our QSL business in April 2021, partially offset by franchised travel centers that began operations after September 30, 2020.
Fuel Gross Margin. Fuel gross margin for the three months ended September 30, 2021, increased by $25,887, or 32.3%, as compared to the three months ended September 30, 2020, primarily as a result of an increase in fuel sales volume and a more favorable purchasing environment during the three months ended September 30, 2021.
Nonfuel Gross Margin. Nonfuel gross margin for the three months ended September 30, 2021, increased by $18,815, or 6.6%, as compared to the three months ended September 30, 2020, due to the increase in total nonfuel revenues. Nonfuel gross margin percentage for the three months ended September 30, 2021, decreased 70 basis points to 59.6% from 60.3% compared to the three months ended September 30, 2020, primarily due to a change in the mix of products and services sold and certain pricing and marketing initiatives.
Site Level Operating Expense. Site level operating expense for the three months ended September 30, 2021, increased by $25,007, or 11.3%, as compared to the three months ended September 30, 2020, primarily due to increased labor costs in truck services and field employees who returned to work during 2021 to support our restaurant re-openings as compared to furloughs and lower staffing levels in 2020 in response to the COVID-19 pandemic and increased other operating expenses for the three months ended September 30, 2021. Site level operating expense as a percentage of nonfuel revenues increased 150 basis points to 48.3% for the three months ended September 30, 2021, from 46.8% for the three months ended September 30, 2020, primarily due to higher labor costs for the three months ended September 30, 2021 as we restaffed in response to improved business conditions and re-opening of certain full service restaurants.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2021, increased by $6,596, or 20.0%, as compared to the three months ended September 30, 2020, primarily as a result of increases related to the impact of filling open positions, expenses related to consultant fees to assist with identifying and implementing cost reduction and other opportunities, and costs related to increased deployments of cloud-based technology solutions during the three months ended September 30, 2021.
Real Estate Rent Expense. Real estate rent expense for the three months ended September 30, 2021, decreased by $1,328, or 2.0%, as compared to the three months ended September 30, 2020, primarily as a result of a $1,262 impairment charge recognized to operating lease assets with respect to our QSL business during the three months ended September 30, 2020.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2021, decreased by $8,023, or 24.8%, as compared to the three months ended September 30, 2020, primarily as a result of a $6,610 property and equipment impairment charge recognized with respect to our QSL business during the three months ended September 30, 2020, and a $2,372 write off of certain assets related to truck service programs that were canceled during the three months ended September 30, 2020.
Interest Expense, Net. Interest expense, net for the three months ended September 30, 2021, increased by $4,468, or 60.6%, as compared to the three months ended September 30, 2020, primarily as a result of the Term Loan Facility (as defined below) that we entered into in December 2020.
(Provision)Benefit for Income Taxes. Provision for income taxes for the three months ended September 30, 2021 increased to $6,847 compared to $1,432 for the three months ended September 30, 2020. The increase in the income tax provision is primarily due to higher pretax income recognized in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

Nine Months Ended September 30, 2021, as Compared to Nine Months Ended September 30, 2020
Fuel Revenues. Fuel revenues for the nine months ended September 30, 2021, increased by $1,586,667, or 70.7%, as compared to the nine months ended September 30, 2020, primarily as a result of an increase in fuel sales volume in addition to an increase in market prices for fuel. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods. See "Effects of Fuel Prices and Supply and Demand Factors" for more information regarding the impact market prices for fuel has on our financial results.

	Gallons Sold	Fuel Revenues
Results for the nine months ended September 30, 2020	1,520,104	$2,244,219
Increase due to petroleum products price changes		1,163,614
Increase due to volume changes	184,259	408,131
Increase in wholesale fuel sales volume	8,988	14,922
Net change from prior year period	193,247	1,586,667
Results for the nine months ended September 30, 2021	1,713,351	$3,830,886
Nonfuel Revenues. Nonfuel revenues for the nine months ended September 30, 2021, increased by $156,113, or 12.0%, as compared to the nine months ended September 30, 2020, primarily as a result of increases in our store and retail services, truck service, restaurants and diesel exhaust fluid revenues. These increases were primarily due to the impact the COVID-19 pandemic had on nonfuel revenues for the nine months ended September 30, 2020, including the additional sales from certain travel center restaurants that have now re-opened or are operating with expanded hours as compared to the pandemic conditions experienced in the prior year, and the progress of our Transformation Plan.
Rent and Royalties from Franchisees. Rent and royalties from franchisees for the nine months ended September 30, 2021, increased by $1,167, or 11.1%, as compared to the nine months ended September 30, 2020, primarily as a result of the franchised travel centers that began operations since the beginning of 2020, partially offset by the sale of franchised standalone restaurants from the sale of our QSL business in April 2021.
Fuel Gross Margin. Fuel gross margin for the nine months ended September 30, 2021, increased by $29,754, or 11.7%, as compared to the nine months ended September 30, 2020, primarily as a result of an increase in fuel sales volume and a more favorable purchasing environment during the nine months ended September 30, 2021.
Nonfuel Gross Margin. Nonfuel gross margin for the nine months ended September 30, 2021, increased by $91,702, or 11.6%, as compared to the nine months ended September 30, 2020, primarily as a result of the increase in total nonfuel revenues. Nonfuel gross margin percentage for the nine months ended September 30, 2021, remained essentially flat at 60.5% as compared to the nine months ended September 30, 2020.
Site Level Operating Expense. Site level operating expense for the nine months ended September 30, 2021, increased by $52,147, or 7.9%, as compared to the nine months ended September 30, 2020, primarily due to increased labor costs in truck services and field employees who returned to work during 2021 to support our restaurant re-openings as compared to furloughs and lower staffing levels in 2020 in response to the COVID-19 pandemic and increased other operating expenses for the nine months ended September 30, 2021. This increase was partially offset by $3,769 of bonuses paid to support those who continued to work at our locations during the COVID-19 pandemic during the nine months ended September 30, 2020. Site level operating expense as a percentage of nonfuel revenues decreased 180 basis points to 48.5% for the nine months ended September 30, 2021, from 50.3% for the nine months ended September 30, 2020, primarily due to the increase in nonfuel revenues and management of cost reintroduction as business conditions improved and we re-opened certain full service restaurants.
Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2021, increased by $3,912, or 3.6%, as compared to the nine months ended September 30, 2020, primarily as a result of the impact of filling open positions, increases in consultant fees to assist with identifying and implementing cost reduction and other opportunities, and costs related to increased deployments of cloud-based technology solutions, partially offset by expenses related to the Reorganization Plan and executive officer retirement and separation agreements recognized in the nine months ended September 30, 2020.

Real Estate Rent Expense. Real estate rent expense for the nine months ended September 30, 2021, decreased by $515, or 0.3%, as compared to the nine months ended September 30, 2020, primarily as a result of a $1,262 impairment charge recognized to operating lease assets with respect to our QSL business during the nine months ended September 30, 2020, partially offset by an increase in percentage rent due to SVC as a result of the increase in total nonfuel revenues during the nine months ended September 30, 2021.
Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2021, decreased by $16,869, or 18.9%, as compared to the nine months ended September 30, 2020, primarily as a result of $8,072 of write offs of certain assets related to truck service programs that were canceled during the nine months ended September 30, 2020, a $6,610 property and equipment impairment charge recognized with respect to our QSL business during the nine months ended September 30, 2020, a $3,046 goodwill impairment charge recognized during the nine months ended September 30, 2020, with respect to our QSL business and a $834 write off of intangible assets associated with three franchised standalone restaurants that closed during the nine months ended September 30, 2020, partially offset by a $650 impairment charge related to the QSL sale during the nine months ended September 30, 2021.
Interest Expense, Net. Interest expense, net for the nine months ended September 30, 2021, increased by $12,902, or 58.5%, as compared to the nine months ended September 30, 2020, primarily as a result of the Term Loan Facility (as defined below) that we entered into in December 2020.
(Provision) Benefit for Income Taxes. Provision for income taxes for the nine months ended September 30, 2021 increased to $13,776 as compared to an income tax benefit of $4,222 for the nine months ended September 30, 2020. The increase in the income tax provision is primarily due to pretax income recognized in the nine months ended September 30, 2021, as compared to a pretax loss in the nine months ended September 30, 2020.

Liquidity and Capital Resources
Our principal liquidity requirements are to meet our operating and financing costs and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are our:
•cash balance;
•operating cash flow;
•our Credit Facility (as defined below) with a current maximum availability of $200,000 subject to limits based on our qualified collateral;
•potential sales to SVC of improvements we make to the sites we lease from SVC;
•potential issuances of new debt and equity securities; and
•potential financing or selling of unencumbered real estate that we own.
We believe that the primary risks we currently face with respect to our operating cash flow are:
•the potential intensifying of the negative impacts from the COVID-19 pandemic, including if the United States experiences a prolonged and significant decline in economic activity that reduces demand for our products and services;
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
•labor availability;

•increased cost of fleet card fees;
•increased costs for nonfuel products that we may not be able to pass through to our customers;
•increases in our cost of capital due to increasing market interest rates;
•adverse impacts from the current supply chain challenges;
•increased costs we may need to incur to operate our business in response to the COVID-19 pandemic, including enhancing sanitation, other preventative measures, and the potential implementation of a vaccine mandate and testing; and

•the negative impacts on our gross margins and working capital requirements due to the higher level of prices for petroleum products or due to increases in the cost of our fuel or nonfuel products resulting from inflation generally.
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $621,103 at September 30, 2021, and net cash provided by operating activities of $181,286 for the nine months ended September 30, 2021, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities. We believe we have sufficient financial resources to fund operations and required capital expenditures for greater than 12 months.
Our Investment and Financing Liquidity and Resources
Revolving Credit Facility
On December 14, 2020, we and certain of our subsidiaries entered into an amendment to our Amended and Restated Loan and Security Agreement, or the Credit Facility, with a group of commercial banks that matures on July 19, 2024. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At September 30, 2021, based on our qualified collateral, a total of $108,212 was available to us for loans and letters of credit under the Credit Facility. At September 30, 2021, there were no borrowings outstanding under the Credit Facility but we had outstanding $14,128 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $94,084 available for our use as of that date. At September 30, 2021, we were in compliance with all covenants of the Credit Facility. As of October 29, 2021, there were no borrowings outstanding under the Credit Facility and approximately $94,084 available under the Credit Facility for our use as of that date.

Term Loan Facility
On December 14, 2020, we entered into a $200,000 Term Loan Facility, or the Term Loan Facility, which is secured by a pledge of all the equity interests of substantially all of our wholly owned subsidiaries, a pledge, subject to the prior interest of the lenders under our Credit Facility, of substantially all of our other assets and the assets of such wholly owned subsidiaries and mortgages on certain of our fee owned real properties. We have been using the $190,062 in net proceeds from our Term Loan Facility for general business purposes, including the funding of deferred capital expenditures, updates to key information technology infrastructure and growth initiatives consistent with our Transformation Plan. Interest on amounts outstanding under the Term Loan Facility are calculated at LIBOR, with a LIBOR floor of 100 basis points, plus 600 basis points, and the Term Loan Facility matures on December 14, 2027. Our Term Loan Facility requires monthly interest payments and quarterly principal payments of $500, or 1.0% of the original principal amount annually. Remaining principal amounts outstanding under the Term Loan Facility may be prepaid beginning on December 14, 2022.
Underwritten Public Equity Offering
On July 6, 2020, we received net proceeds of $79,980, after $296 of offering costs and $5,124 of underwriting discounts and commissions, from the sale and issuance of 6,100 shares of common stock in an underwritten public equity offering. We have been using the net proceeds from this offering to fund deferred maintenance and other capital expenditures necessary to enhance property conditions and implement growth initiatives, for working capital and for general corporate purposes.
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
IHOP Secured Advance Note
On October 28, 2019, we entered into a multi-unit franchise agreement with IHOP Franchisor LLC, or IHOP, in which we agreed to rebrand and convert up to 94 of our full service restaurants to IHOP restaurants over the next five years, or the IHOP Agreement. Concurrent with entering into the IHOP Agreement, we entered into a Secured Advance Note with IHOP, or the IHOP Note, pursuant to which we can borrow up to $10,000 in connection with the costs to convert our full service restaurants to IHOP restaurants. As of September 30, 2021, there were no loans outstanding under the IHOP Note.

Sources and Uses of Cash
The following is a summary of our sources and uses of cash for the nine months ended September 30, 2021 and 2020, as reflected in our consolidated statements of cash flows:

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change
Cash and cash equivalents at the beginning of the period	$483,151	$17,206	$465,945
Net cash provided by (used in):
Operating activities	181,286	213,572	(32,286)
Investing activities	(39,181)	(37,389)	(1,792)
Financing activities	(4,217)	87,031	(91,248)
Effect of exchange rate changes on cash	64	22	42
Cash and cash equivalents at the end of the period	$621,103	$280,442	$340,661
Cash Flows from Operating Activities. During the nine months ended September 30, 2021 and 2020, we had net cash inflows from operating activities of $181,286 and $213,572, respectively. The $32,286 change was primarily due to a decrease in cash generated from working capital, primarily as a result of lower receivable collections due to the collection of the biodiesel credit in 2020, partially offset by higher earnings in 2021 during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.
Cash Flows from Investing Activities. During the nine months ended September 30, 2021 and 2020, we had net cash outflows from investing activities of $39,181 and $37,389, respectively. The $1,792 change primarily resulted from an increase in capital expenditures, partially offset by proceeds from the sale of assets during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.
Cash Flows from Financing Activities. During the nine months ended September 30, 2021 and 2020, we had net cash outflows and inflows from financing activities of $4,217 and $87,031, respectively. The $91,248 change primarily resulted from $79,985 proceeds received from the underwritten public equity offering and $16,600 proceeds received under the West Greenwich Loan during the nine months ended September 30, 2020, partially offset by repayments of $1,500 on our Term Loan Facility and repayments of $498 on the West Greenwich Loan during the nine months ended September 30, 2021 and a $7,900 repayment of our borrowings under our Credit Facility during the nine months ended September 30, 2020.

Related Party Transactions
We have relationships and historical and continuing transactions with SVC, The RMR Group LLC, or RMR, and others related to them. For further information about these and other such relationships and related party transactions, see Notes 6, 7 and 8 to the Consolidated Financial Statements included in Item 1. of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders and our other filings with the Securities and Exchange Commission. In addition, see Item 1A. "Risk Factors" in our Annual Report for a description of risks that may arise as a result of these and other related party transactions and relationships. We may engage in additional transactions with related parties, including businesses to which RMR or its subsidiaries provide management services.

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
For example, in August 2016 the EPA and the National Highway Traffic Safety Administration established final regulations intended to phase in more stringent greenhouse gas emission and fuel efficiency standards for medium and heavy duty trucks. Under the Trump Administration, the EPA and the U.S. Department of Transportation rolled back various rules relating to greenhouse gas emissions and fuel efficiency standards for trucks and other motor vehicles, including portions of the rule discussed above. President Biden has signed executive orders requiring federal agencies to review certain actions taken by the Trump Administration with respect to fuel efficiency standards and the U.S. Congress is considering legislation that would dedicate significant resources to environmental initiatives, but it is difficult to predict what, if any, changes to existing rules will occur under the Biden Administration or as a result of federal legislative action or due to related legal challenges and, if changes occur, what impact those changes would have on our industry, us or our business. In addition, the California Air Resources Board, or CARB, routinely considers rulemaking activity the purpose of which is to make heavy duty truck fleets operating in the state more fuel efficient and less polluting. The Trump Administration challenged CARB's ability to take such actions, and legal challenges remain to the enforceability of CARB's rulemaking. Because of the size of the California market and economy, fleet rules adopted by CARB frequently have influence throughout the United States. We may not be able to completely offset the loss of business we may suffer as a result of increasing engine efficiency and other fuel conservation and pollution reduction efforts under federal or state rules or as a result of other existing or future regulation or changes in customer demand.
Many observers believe severe weather activities in different parts of the country over the last few years are evidence of global climate change. Such severe weather may have an adverse effect on individual properties we own, lease or operate, or the volume of business at our locations. We mitigate these risks by owning, leasing and operating a diversified portfolio of properties, by procuring insurance coverage we believe adequately protects us from material damages and losses and by attempting to monitor and be prepared for such events. However, we cannot be certain that our mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change or otherwise could not have a material adverse effect on our business.
For further information about these and other environmental and climate change matters, and the related risks that may arise, see the disclosure under the heading "Environmental Contingencies" in Note 9 to the Consolidated Financial Statements included in Item 1. of this Quarterly Report, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2021.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2021, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•Our operating results for the three and nine months ended September 30, 2021, reflect certain improvements as compared to the three and nine months ended September 30, 2020. This may imply that we will increase or maintain these improvements and that we will be profitable in the future. However, certain of these improvements resulted from unique items that may not occur in the future. In addition, customer demand and competitive conditions, among other factors, may significantly impact our fuel and nonfuel revenues and the costs of our fuel and nonfuel products may increase in the future because of inflation or other reasons. If fuel gross margin per gallon, or fuel or nonfuel sales volume, decline, if we are not able to pass increases in fuel or nonfuel costs to our customers or if our nonfuel sales mix changes in a manner that negatively impacts our nonfuel gross margin, our nonfuel revenues or our fuel and nonfuel gross margin may decline. In fact, since we became a public company in 2007, we have been able to produce only occasional profits and we have accumulated significant losses. We may be unable to produce future profits and our losses may increase;
•We are executing our Transformation Plan, which includes numerous initiatives that we believe will improve and enhance our operational efficiencies and profitability, increase diesel fuel and gasoline gross margin and fuel sales volume, increase market share in the truck service industry, improve merchandising and gross margin in store and retail services, improve operating effectiveness in our full service restaurants and expand our franchise base. However, we may not be able to recognize the improvements to our operating results that we anticipate. In addition, the costs incurred to complete the initiatives may be greater than we anticipate;
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

•Our belief that, as of the date of this Quarterly Report, we had sufficient financial resources to fund operations for the at least 12 months. However our business is subject to risks, including risks beyond our control. If economic conditions decline for an extended period or if we fail to operate our business and compete successfully, our business, results of operations and financial condition may be materially adversely impacted, which may result in our not having sufficient financial resources to fund operations for the foreseeable future;
•We expect to expand our network by entering into new franchise agreements. However, we may not succeed in entering these agreements and the commencement and stabilization of any new franchises may not occur, may be delayed or may not open, and these franchises may not be successful or generate the royalties for us that we expect;

•We have a Credit Facility with a current maximum availability of $200.0 million. The availability of this maximum amount is subject to limits based on our qualified collateral, including our eligible cash, accounts receivable, inventory, equipment and intangible assets that varies in amount from time to time. Accordingly, our borrowing and letter of credit availability at any time may be less than $200.0 million. At September 30, 2021, based on our eligible collateral at that date, our borrowing and letter of credit availability was $108.2 million, of which we had used $14.1 million for outstanding letters of credit. The maximum amount available under the Credit Facility may be increased to $300.0 million, the availability of which is subject to limits based on our available collateral and lender participation. However, if we do not have sufficient collateral or if we are unable to identify lenders willing to increase their commitments or join our Credit Facility, we may not be able to increase the size of our Credit Facility or the availability of borrowings when we may want or need to do so; and
•We may not spend the $80.0 million to $100.0 million of capital expenditures in 2021 that we currently expect to spend, we may spend more or less than these amounts, and we may not reach our expected cash on cash return hurdle.
These and other unexpected results may be caused by various factors, some of which are beyond our control, including:
•Continued improved fuel efficiency of motor vehicle engines and other fuel conservation and alternative fuel practices and sources employed or used by our customers and alternative fuel technologies, alternative forms of energy or other means of transportation that may be developed and widely adopted in the future may continue to reduce the demand for the fuel that we sell and may adversely affect our business;
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
•We and our suppliers and customers are experiencing negative impacts from the current reduced market labor availability, including truck driver shortage, and related market pressures which may continue to present us with challenges and could negatively impact our business and operations if these conditions continue;
•Continued supply chain challenges may limit our growth, reduce our scale and scope of operations, increase our operating costs, continue to expand the time to complete our capital projects, and adversely impact our results of operations and financial condition;

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
•Adverse weather events, natural disasters and global climate change may adversely impact our travel centers and other properties, operations and financial condition;
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
The following table provides information about our purchases of our equity securities during the three months ended September 30, 2021.

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2021	772	$29.24	—	$—
August 2021	—	—	—	—
September 2021	—	—	—	—
Total	772	$29.24	—	—
(1) During the three months ended September 30, 2021, all common stock purchases were made to satisfy share award recipients' tax withholding and payment obligations in connection with the vesting of awards of shares of common stock, which were repurchased by us based on their fair market value on the repurchase date.

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

4.7	Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

4.8	Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

4.9	Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

10.1	*WEX Merchant Acceptance Agreement, dated as of November 5, 2016, by and between WEX Inc. and TA Operating LLC (filed herewith)

10.2	*Amendment # 1 to the WEX Merchant Acceptance Agreement, executed as of January 6, 2017, by and between WEX Inc. and TA Operating LLC (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TravelCenters of America Inc.

		By:	/s/ Peter J. Crage
Date:	November 2, 2021		Name:	Peter J. Crage
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)