Form 10-K
period 2021-12-31
TravelCenters of America Inc. /MD/
filed 2022-02-23
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the shares of common stock, $0.001 par value, or common stock, of the registrant held by non-affiliates was $361.0 million based on the $29.24 closing price per share of common stock on The Nasdaq Stock Market LLC on June 30, 2021. For purposes of this calculation, an aggregate of 2,233,973 shares of common stock held directly by, or by affiliates of, the directors and the officers of the registrant, plus 1,184,797 shares of common stock held by Service Properties Trust, have been included in the number of shares of common stock held by affiliates.
As of the June 30, 2021 annual evaluation, the registrant determined that its accelerated filer status is still applicable, however the registrant expects that effective with the filing of its Quarterly Report on Form 10-Q for the first quarter of 2022, it will no longer file financial reports as a smaller reporting company, or SRC, as defined by the Securities and Exchange Commission, or be able to use the scaled disclosure accommodations available to it as an SRC.

Number of the registrant's shares of common stock outstanding as of February 21, 2022: 14,838,543.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, or our definitive Proxy Statement.

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
•The duration and severity of the COVID-19 pandemic and its impact on the economy, us and our customers, suppliers and other stakeholders and our intention to respond to developments from the pandemic accordingly may not be successful or sufficient;
•Our operating results for the year ended December 31, 2021 reflect certain improvements over the same period last year. This may imply that we will increase or maintain these improvements and that we will be as profitable in the future. However, there are no guarantees that we will be able to sustain this level of performance or growth in the future. In addition, customer demand, inflationary pressures, competitive conditions and government regulation, among other factors, may significantly impact our fuel and nonfuel revenues and the costs of our fuel and nonfuel products may increase in the future because of inflation or other reasons. If fuel gross margin per gallon, or fuel or nonfuel sales volume, decline, if we are not able to pass increases in fuel or nonfuel costs to our customers or if our nonfuel sales mix changes in a manner that negatively impacts our nonfuel gross margin, our nonfuel revenues or our fuel and nonfuel gross margin may decline. While we were profitable in 2021, since we became a public company in 2007, we have been able to produce only occasional profits and we have accumulated significant losses. We may be unable to produce future profits and our losses may increase;

•We are executing our strategic transformation, or Transformation Plan, which includes numerous initiatives that we believe have and will improve and enhance our profitability and operational efficiency. However, we may not be able to recognize the improvements to our operating results that we anticipate. In addition, the costs incurred to complete the initiatives may be greater than we anticipate;
•We have incurred costs to support our anticipated business growth. This statement may imply that these costs will result in increased revenues and us receiving the expected return on our investments in growing our business. However, these costs may exceed any increased revenue we may receive from this growth or the returns on these investments may be less than expected;
•Our belief that our sites are well-located may prove otherwise and, if so, we may not realize the benefits we expect based on the characteristics of our sites;
•We may make acquisitions and develop new locations in the future including adding sites through franchising. Managing and integrating acquired, developed or franchised locations can be difficult, time consuming and/or more expensive than anticipated and involve risks of financial loss. We may not operate our acquired or developed locations as profitably as we may expect. In addition, acquisitions or property development may subject us to greater risks than our continuing operations, including the assumption of unknown liabilities;
•Our expectation that travel centers we acquire will reach financial stabilization within approximately one to three years after we complete capital improvements following our acquisition of the travel center;
•Our belief that, as of the date of this Annual Report, we had sufficient financial resources to fund operations for at least 12 months. However, our business is subject to risks, including risks beyond our control. If economic conditions decline for an extended period or if we fail to operate our business and compete successfully, our business, results of operations and financial condition may be materially adversely impacted, which may result in our not having sufficient financial resources to fund operations for the foreseeable future;
•We expect to expand our network by entering into new franchise agreements. However, we may not succeed in entering these agreements and the commencement and stabilization of any new franchises may not occur, may be delayed or may not open, and these franchises may not be successful or generate the royalties for us that we expect;

•Our efforts to continually monitor our fuel purchasing, pricing, supply and inventory management and taking actions we believe appropriate that are intended to improve fuel margins may not be successful due to our failure to succeed in our efforts or due to market, supplier or other reasons;
•We have a revolving credit facility, or our Credit Facility with a current maximum availability of $200.0 million. The availability of this maximum amount is subject to limits based on our qualified collateral, including our eligible cash, accounts receivable, inventory, equipment and intangible assets that varies in amount from time to time. Accordingly, our borrowing and letter of credit availability at any time may be less than $200.0 million. At December 31, 2021, based on our eligible collateral at that date, our borrowing and letter of credit availability was $104.7 million, of which we had used $14.1 million for outstanding letters of credit. The maximum amount available under the Credit Facility may be increased to $300.0 million, the availability of which is subject to limits based on our available collateral and lender participation. However, if we do not have sufficient collateral or if we are unable to identify lenders willing to increase their commitments or join our Credit Facility, we may not be able to increase the size of our Credit Facility or the availability of borrowings when we may want or need to do so; and
•We may not spend the $175.0 million to $200.0 million of the capital expenditures in 2022 that we currently expect to spend, we may spend more or less than these amounts, these expenditures may not provide the benefits we expect and we may not realize our expected cash on cash return hurdle; and
•Our commitment to embracing environmentally friendly sources of energy through our eTA division may not be successful, may not result in the benefits we expect and may not be sufficient to offset declines we may experience in our business if the market moves from fossil fuels to non-fossil fuels.
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
•Most of our trucking company customers transact business with us by use of fuel cards issued by third party fuel card companies. Fuel card companies facilitate payments to us and charge us fees for these services. The fuel card industry has only two significant participants. We believe most large trucking companies use only a single fuel card provider and have become increasingly dependent upon services provided by their respective fuel card provider to manage their fleets. Continued lack of competition among fuel card companies may result in future increases in our transaction fee expenses or working capital requirements, or both;
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
•Trucking companies have incurred, and may incur additional, increased labor costs to retain and hire truck drivers, which may reduce the amount these companies are willing to pay for our services or products;
•Adverse weather events, natural disasters and climate change may adversely impact our travel centers and other properties, operations and financial condition;
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
•Acts of terrorism, geopolitical risks, political crises, wars or other military actions, public health crises, such as the ongoing COVID-19 pandemic, or other man made or natural disasters beyond our control may adversely affect our financial results; and
•Although we believe that we benefit from our relationships with our related parties, including Service Properties Trust, or SVC, The RMR Group LLC, or RMR and others affiliated with them, actual and potential conflicts of interest with related parties may present a contrary perception or result in litigation, and the benefits we believe we may realize from the relationships may not materialize.
Results that differ from those stated or implied by our forward-looking statements may also be caused by various changes in our business or market conditions as described more fully under Part I, Item 1A. "Risk Factors," and elsewhere in this Annual Report.
You should not place undue reliance upon forward-looking statements. Except as required by law, we undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise.

PART I

Item 1. Business
Business Overview
TravelCenters of America Inc. is a Maryland corporation. We operate or franchise 280 travel centers, standalone truck service facilities and a standalone restaurant. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of December 31, 2021, our business included 276 travel centers in 44 states in the United States and the province of Ontario, Canada, primarily along the U.S. interstate highway system, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of these travel centers, we owned 51, we leased 181, we operated two for a joint venture in which we owned a noncontrolling interest and 42 were owned or leased from others by our franchisees. We operated 232 of our travel centers and franchisees operated 44 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as a wide range of truck repair and maintenance services, diesel exhaust fluid, or DEF, full service restaurants, or FSRs, quick service restaurants, or QSRs, and various customer amenities.
As of December 31, 2021, our business included three standalone truck service facilities operated under the "TA Truck Service" brand name. Of these standalone truck service facilities, we leased two and owned one. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
As of December 31, 2021, our business included one standalone restaurant that we operated for a joint venture in which we owned a noncontrolling interest.
On April 21, 2021, we completed the sale of our Quaker Steak & Lube, or QSL, business for $5.0 million excluding costs to sell and certain closing adjustments. See Note 3 to the Consolidated Financial Statements included in Part IV, Item 15. of this Annual Report for more information about the sale of our QSL business.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
As of December 31, 2021, we employed approximately 14,250 people on a full time basis and 2,850 people on a part time basis at our travel centers, standalone truck service facilities and standalone restaurants and we employed an additional 865 people in field management, corporate and other roles to support our locations. Approximately 46 of our employees at two travel centers are represented by unions. For more information regarding our employees, please refer to "Human Capital Resources" below.
Recent Significant Events
COVID-19 Pandemic
In March 2020, the World Health Organization, declared the outbreak of COVID-19 a pandemic, and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States and many states and municipalities declared public health emergencies. Various governmental responses attempting to contain and mitigate the spread of the virus have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy.
We believe that our travel centers and the truck drivers that we serve are critical to sustaining a resilient supply chain to support essential services and daily commerce across the United States. To date during the COVID-19 pandemic, our business has benefited from an increased demand for e-commerce and from being recognized by various governmental authorities as a provider of services essential to businesses, which allowed us to continue operating our travel centers through the COVID-19 pandemic. We have taken various actions and have incurred additional costs in response to the pandemic to address its operating and financial impact and to protect the health and safety of our customers, employees and other persons who visit our travel centers and restaurants. However, if there is another economic downturn as a result of the continued impact of the pandemic, demand for the transporting of products across the United States by trucks may decline, possibly significantly. If that occurs, our business, results of operations and financial position may be adversely impacted.

The U.S. economic conditions have improved significantly in the United States from the low points experienced during the pandemic. Commercial activities in the United States rebounded and grew in part due to government spending on pandemic relief, infrastructure and other matters. This recent economic growth may have had some impact on our sales as during 2021 our diesel fuel sales volume increased 10.6% and total nonfuel revenues increased 11.4%, as compared to the prior year.
Government and market responses to the COVID-19 pandemic have caused supply chain and labor availability issues, which at times have resulted in reduced availability of goods and inflationary pressures; inflationary pressures have continued into 2022 and remain heightened. The ultimate adverse impact of the COVID-19 pandemic or a similar health crisis is highly uncertain. If these challenges continue, or if governments take further actions in response to these challenges, our business, results of operations and financial position may be negatively impacted. We are continuing to closely monitor the impact of the pandemic on all aspects of our business and intend to respond to developments accordingly.
As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our and our customers', vendors' and other stakeholders' businesses, operations, financial results and financial position.

Growth Strategies
Our Transformation Plan consists of numerous initiatives across our organization for the purpose of expanding our travel center network, improving and enhancing operational profitability and efficiency, and strengthening our financial position all in support of our core mission to return every traveler to the road better than they came.
We also intend to expand our scope of products and services and our customer segments through investments of capital and human resources in our truck service business, particularly our TA Truck Service Emergency Roadside Assistance®, TA Truck Service Mobile Maintenance® and Commercial Tire Network™ programs. Each of these programs, as further described below under the heading "Operations – TA Truck Service," can service our traditional long haul trucking customers as well as other truck owner customers we historically have not served.

Our recent franchising, development and acquisition activities are summarized as follows:

Travel Centers. Since the beginning of 2019, we entered into franchise agreements for 59 travel centers to be operated under our travel center brand names, including 26 new agreements in 2021. Four began operations during 2019, ten began operations during 2020 and five began operations during 2021, and we expect the remaining 40 to open by the second quarter of 2024.

Typical improvements we make at recently added or refreshed travel centers include adding truck repair facilities and nationally branded QSRs, paving parking lots, rebranding gasoline offerings, replacing outdated fuel dispensers, installing DEF dispensing systems, adding biodiesel blending, changing signage, installing point of sale and other IT systems and general building and cosmetic upgrades. The cost of capital improvements to recently purchased travel centers are often substantial and require a long period of time to plan, design, permit and complete; and, after being completed, the improved travel centers require a period of time to become part of our customers' supply networks and produce stabilized financial results. Depending on the extent of the improvements we estimate that the travel centers we acquire generally will reach financial stabilization approximately one to three years after completion of improvements, but actual results can vary widely from this estimate due to many factors, some of which are outside our control, and we cannot be certain that acquired locations will operate profitably. For instance, the acquisition of an existing franchised travel center or site refresh could have a financial stabilization period of one year or less, whereas the new construction or significant overhaul of a newly-franchised or company-owned travel center could take up to three years to reach financial stabilization.

On October 28, 2019, we entered into a multi unit franchise agreement with IHOP Franchisor LLC, or IHOP, in which we agreed to rebrand and convert certain of our FSRs to IHOP restaurants over five years, or the IHOP Agreement. Concurrent with entering into the IHOP Agreement, we entered into a Secured Advance Note with IHOP, or the IHOP Note, pursuant to which we can borrow up to $10.0 million in connection with the costs to convert our full service restaurants to IHOP restaurants. As of December 31, 2021 and 2020, there were no loans outstanding under the IHOP Note.
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
•approximately 10 acres of land with parking for approximately 70 tractor trailers and 50 cars;
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
Our travel center locations offer a broad range of products and services designed to appeal to our customers, including:
•Fuel. We sell unbranded diesel fuel at separate truck fueling lanes and we sell gasoline and diesel fuel at motorist fuel islands. As of December 31, 2021, we offered branded gasoline at approximately 264 of our locations and unbranded gasoline at nine of our travel centers operated by our franchisees and two of our travel centers operated by us.
•Diesel Exhaust Fluid. DEF is an additive that is required by most truck engines manufactured after 2010. As of December 31, 2021, we offered DEF from dispensers on the diesel fueling island at approximately 265 of our travel centers and plan to have DEF dispensers available in all lanes at our travel centers by the end of 2022.
•FSRs and QSRs. Most of our TA and Petro branded travel centers have both FSRs and QSRs, and our TA Express branded travel centers have one or more QSRs that offer customers a wide variety of nationally recognized branded food choices. The substantial majority of our FSRs within our travel centers are operated under our Iron Skillet® and Country Pride® brands and offer menu table service. At certain travel centers we have converted the FSR to a franchised brand, such as IHOP®, Black Bear Diner®, Fuddruckers® and Bob Evans®. We are carefully evaluating other opportunities to drive value within our FSRs. We also operate approximately 53 different brands of QSRs, including Popeye's Chicken & Biscuits®, Subway®, Burger King®, Taco Bell®, Pizza Hut®, Dunkin'® and Starbuck's Coffee®. As of December 31, 2021, approximately 183 of our travel centers included a FSR, approximately 170 of our travel centers offered at least one QSR and there were a total of approximately 473 QSRs in our 276 travel centers.

•Truck Service. Most of our travel centers have truck repair and maintenance facilities. Our 247 truck repair and maintenance facilities typically have between two and eight service bays and are staffed by service technicians employed by us or our franchisees. These shops generally operate 24 hours per day, 365 days per year and offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes, wheel alignments and tire repair to specialty services such as diagnostics and repair of air conditioning, brakes and electrical systems and diesel filter cleaning. Our repair and maintenance services are generally covered by our warranty. In addition to work we perform at our facilities, we also provide roadside emergency truck repair, call center and off site truck repair and maintenance services, as described under the heading "Operations – TA Truck Service" below.
•Travel Stores. Travel stores located in our travel centers have a broad merchandise selection of more than 25,000 items. The General Merchandise selection is designated to support the professional driver's lifestyle while on the road. It includes the latest electronics, oil and additives, hardware and tools, clothing, and cab and bunk supplies. The Convenience offering includes cold beverages, candy, salty snacks, sweet treats, and traditional grocery items such as meal solutions, pet supplies, and health and beauty products. Each store has fresh food, pre-packaged meal solutions, snacks to grab, freshly brewed coffee, and cold fountain drinks. Each store has unique gifts for guests to buy for family or friends, whether it's a holiday or moment to celebrate. Guests can also purchase regional souvenirs to remember their trip by.
•Parking. We have a total of approximately 75,000 parking spaces, of which 49,000 are tractor trailer parking spaces and 26,000 are car parking spaces. Many of our travel centers offer the Reserve-It!® parking program, which allows drivers to reserve for a fee a parking space in advance of arriving at a travel center. As of December 31, 2021, we offered the Reserve-It!® parking program at 227 of our travel centers and we had dedicated a total of approximately 6,580 parking spaces for this program.

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
•private showers;
•free exercise facilities;
•areas designated for truck drivers only, including a theater or big screen television room with a video player and comfortable seating; and
•ample parking including Reserve-It! parking.
Operations
Fuel. We sell fuel to our customers at prices that we establish daily or are indexed to market prices and reset daily. For the year ended December 31, 2021, diesel fuel and gasoline revenues represented approximately 87.1% and 12.9%, respectively, of our total fuel revenues. We use discounting as a principal form of competition to grow our business with key customers and channels. For the year ended December 31, 2021, approximately 89.9% of our diesel fuel sales volume was sold at discounts to posted prices under pricing arrangements with fleet customers. We have numerous sources for our diesel fuel and gasoline supply, including nearly all of the large oil companies operating in the United States. We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and generally are reset daily. By establishing diesel fuel supply relationships with several alternate suppliers for most locations, we believe we are able to effectively create competition for our purchases among various diesel fuel suppliers, and also to capitalize on favorable purchasing opportunities that are accretive to our fuel margin. We also believe that purchasing arrangements with multiple diesel fuel suppliers may help us avoid product shortages during times of diesel fuel supply disruptions. At some locations, however, there are few suppliers for diesel fuel in that market and we may have only one viable supplier. Generally we have single sources of supply for gasoline at each of our locations. We offer biodiesel at a number of our travel centers and have a limited number of suppliers for this product at those sites. We continually monitor our fuel purchasing, pricing, supply and inventory management and take actions we believe appropriate that are intended to improve fuel margins.

A large majority of truck drivers use a payment method known as truck "fuel cards" that allow truck drivers to purchase fuel and other products and services, and permits trucking companies to track fuel and other purchases made by their drivers throughout the United States. Most of our trucking customers transact business with us by use of these fuel cards, most of which are issued by third party fuel card companies. Currently, the fuel card industry has only two significant participants, FleetCor Technologies, Inc., the parent of Comdata Inc., or Comdata, and its subsidiaries, or FleetCor, and WEX Inc., and its subsidiaries, or WEX. Also, we hold a minority interest in a joint venture with Love's Travel Stops & Country Stores, Inc., or Love's, that owns QuikQ LLC, or QuikQ. QuikQ is an independent full-service fuel payment solutions provider, which is currently used by a limited number of our trucking customers. We believe almost all trucking companies use only a single fuel card provider and have become increasingly dependent upon the data, reports and other services provided by their respective sole fuel card provider to manage their fleets and simplify their data processing.
Generally, our fuel purchases are delivered directly from suppliers' terminals to our locations and we do not contract to purchase substantial quantities of fuel to hold as inventory; however, we may do so in the future. We generally have only a few days of diesel fuel and gasoline inventory at our travel centers. We believe our exposure to market price increases for diesel fuel and gasoline is partially mitigated by the significant amount of our diesel fuel and gasoline sales that are sold under arrangements that include pricing formulae that reset daily and are indexed to market prices and by us generally not purchasing fuel for delivery other than on the date of purchase. Additionally, there has historically been a significant correlation over time between the indices used in our sales contracts and those used in our purchasing contracts. Due to this correlation, we historically have not engaged in any fixed or hedged price fuel contracts.
Non-Fossil Fuel and Alternative Energy. In anticipation of the possible changes that may eventually affect our industry regarding fuel and energy use, we are evaluating our long term strategies to position ourselves to efficiently and successfully adapt to these changes. These industry changes may include increasing adoption of the use of non-fossil fuel and alternative energy. Among these changes may be the use of electric vehicle technologies, which have been led initially by the automotive and light duty truck industries and more recently followed by leaders in commercial trucking, as well as hydrogen fuel, natural gas and other possible sources. While we believe that we are in the preliminary stages of evaluating these changes, we believe that a defined strategy, with dedicated internal resources, is important as we position ourselves to successfully incorporate these changes into our business. While we are currently increasing our biodiesel blending capabilities, as well as expanding our ability to offer DEF at the pump, we are also preparing for the future. This preparation may include dedicated internal leadership, the possibility of the creation of joint ventures and partnerships, as well as the potential for direct capital investments in infrastructure. One current example is that we are preparing to offer hydrogen fuel for sale at one of our sites, and we continue to actively explore other opportunities regarding alternative fuels and energy such as electric vehicle charging for medium and heavy duty trucks.
Nonfuel Products. We have many sources for the large variety of nonfuel products that we sell. We have developed supply relationships with several suppliers of certain nonfuel products, including Daimler for truck parts, Bridgestone Corporation, Continental AG, Cooper Tire and Rubber Company, Goodyear Tire and Rubber Company, Michelin North America, Inc. and Yokohama Tire Corporation for truck tires, Core-Mark Holding Company Inc. for tobacco and other travel stores products, U.S. Foods for restaurant food products and ExxonMobil Oil Corporation, Equilon Enterprises LLC doing business as Shell Oil Products U.S., or Shell, and Chevron Corporation for lubricants. We maintain two distribution centers to distribute certain nonfuel products to our locations using a combination of contract carriers. We believe these distribution centers allow us to purchase, maintain and transport inventory and supplies at lower costs.
TA Truck Service. In addition to the truck repair and maintenance services provided at our travel centers, we also provide customers a wide variety of "off site" repair and maintenance services, as described below.
•TA Truck Service Emergency Roadside Assistance ® is a roadside truck service program that operates 24 hours per day, seven days per week. As of December 31, 2021, this program included a fleet of approximately 600 heavy duty professionally maintained emergency vehicles equipped with GPS technology at our travel centers and other sites and third party roadside service providers in 49 U.S. states and 10 Canadian provinces with a total of approximately 14,000 locations. We centrally dispatch our service trucks and third party service providers from our call center to assist customers with comprehensive repair services when they are unable to bring their trucks to our travel centers due to a break down.

•TA Truck Service Mobile Maintenance ® offers truck and trailer mobile maintenance and repair services performed by certified technicians at customer facilities, with a fleet of approximately 333 trucks in service as of December 31, 2021. TA Truck Service Mobile Maintenance is designed to be a "bay on wheels" fully stocked with standard and specialty parts and state of the art technology that offers various services such as pre-trip truck inspections, U.S. Department of Transportation required inspections, tire repair and replacement, electric systems checks, brake inspections, used truck inspections and complete lubrication services.
•TA Commercial Tire Network ™ is a commercial tire program we began in late 2016 through which we sell a variety of branded tires at our truck repair and maintenance facilities, on customers' lots, distribution centers, through direct sales and under tire manufacturers' national fleet account programs. The TA Commercial Tire Network ™ includes a tire retread facility that is part of the Goodyear Authorized Retread Network, providing a full line of Goodyear commercial tire retread products to fleets, local industries and tire dealers within a 150 mile radius of its location in Bowling Green, Ohio. Many of our truck service facilities have access to the retread tires produced at this plant. We believe the TA Commercial Tire Network ™ is the most comprehensive commercial tire purchasing, monitoring and maintenance program in the United States.
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
We believe that although the travel center and truck stop industry is highly fragmented, with approximately 6,500 travel centers and truck stops in the United States, the largest trucking fleets tend to purchase the majority of their fuel from us and our two largest competitors. Based on the number of locations, Pilot Travel Centers LLC (which includes the Flying J brand), or Pilot, Love's and TA are the three largest companies focused principally on the travel center industry. We believe that in recent years, both of our principal competitors, Pilot and Love's, added significantly more travel centers to their networks than we added to our network, and in some cases, competition from new sites added by Pilot and Love's may have impacted our results. Nevertheless, we believe we are able to compete successfully in part because many of our travel centers were originally developed years ago when prime real estate locations along the U.S. interstate highway system were more readily available than they are today, which we believe would make it difficult to fully replicate our travel center business, and also in part because of our full service offerings and larger locations that are not often replicated by our principal competitors. We compete with other travel center and truck stop chains based primarily on diesel fuel prices and the quality, variety and pricing of our nonfuel products, services and amenities.
Our truck repair and maintenance facilities compete with other providers of truck repair and maintenance facilities, including some at Pilot and Love's locations. These two competitors have increased their respective numbers of truck repair and maintenance facilities and service offerings over the past several years. For truck maintenance and repair services, we also compete with regional full service travel center and smaller truck stop chains, full service independently owned and operated travel centers and truck stops, fleet maintenance terminals, independent garages, truck and commercial tire dealerships, truck quick lube facilities and other parts and service centers. We also compete with other FSRs, QSRs, mass merchandisers, electronics stores, drugstores, gasoline stations and convenience stores. Some truck fleets own their own fuel and repair and maintenance facilities; however, we believe the long term trend has been toward a reduction in these facilities in favor of obtaining fuel and repair and maintenance services from third parties like us. We believe that we are able to compete successfully because we offer consistent, high quality products and services, and our nationwide travel centers provide an advantage to large trucking fleets, particularly long haul trucking fleets, by enabling them to (i) take advantage of efficiencies afforded by the wide array of products and services our travel centers provide for their equipment and their drivers and (ii) reduce the number of their suppliers by routing their trucks through our broad nationwide footprint of travel centers.

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
Annual Minimum Rent. As of December 31, 2021, our aggregate annual minimum rent payable to SVC under the SVC Leases was $243.9 million. We may request that SVC purchase approved renovations, improvements and equipment additions we make at the leased properties, in return for an increase in our annual minimum rent equal to the amount paid by SVC multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. SVC is not required to purchase any improvements and we are not required to sell any improvements to SVC. During the years ended December 31, 2021 and 2020, we did not sell to SVC any improvements we made to properties leased from SVC.
Percentage Rent. Under the SVC Leases, we incur percentage rent payable to SVC. The percentage rent is 3.5% of the excess of nonfuel revenues for any particular year over the percentage rent base year amount.
Deferred Rent. Under the SVC Leases, we owed deferred rent to SVC in an aggregate amount of $70.5 million, which became payable in 16 equal quarterly installments beginning April 1, 2019. The total amount of deferred rent outstanding as of December 31, 2021, was $22.0 million. Interest does not accrue on this deferred rent obligation, subject to exceptions. This deferred rent obligation may be accelerated by SVC and become due on an earlier date and interest shall begin to accrue thereon upon the occurrence of certain events, including a change of control of us.
On March 9, 2021, we and SVC amended one of the SVC Leases to reflect the renewal of a third party ground lease at one of the 179 travel center properties that we lease from SVC. This ground lease, which was previously accounted for as an operating lease, is now accounted for as a finance lease.
The lease amendment is further described in Note 8 to the Consolidated Financial Statements included in Part IV, Item 15. of this Annual Report. For more information about the terms of the SVC Leases, please refer to Part I, Item 1. "Business – Our Leases with SVC" in our Annual Report on Form 10-K for the year ended December 31, 2020, and Note 8 to the Consolidated Financial Statements in Part IV, Item 15. of this Annual Report.

Relationships with Franchisees
We have lease and franchise agreements with lessees and owners of travel centers and standalone restaurants. We collect rent and franchise, royalty, advertising and other fees under these agreements. The table below summarizes by state information as of December 31, 2021, regarding branding and ownership of the travel centers and standalone restaurants our franchisees operate and excludes travel centers and standalone restaurants we operate. Information about the locations we operate is included in Item 2. of this Annual Report.

	Brand Affiliation:				Ownership of Sites By:
	TA	TA Express	Petro	Total	TA	Franchisee or Others
Alabama	1	—	1	2	1	1
Arizona	—	1	—	1	—	1
Florida	1	—	—	1	—	1
Georgia	—	1	—	1	—	1
Illinois	—	—	1	1	—	1
Iowa	1	—	—	1	—	1
Kansas	1	1	1	3	—	3
Minnesota	—	—	2	2	—	2
Missouri	2	—	2	4	—	4
North Carolina	—	—	1	1	—	1
North Dakota	—	1	1	2	—	2
Ohio	1	—	1	2	—	2
Oregon	2	1	—	3	—	3
Pennsylvania	1	1	—	2	—	2
South Dakota	—	3	—	3	—	3
Tennessee	1	—	—	1	—	1
Texas	1	6	—	7	1	6
Utah	—	1	—	1	—	1
Virginia	1	—	2	3	—	3
Wisconsin	1	1	1	3	—	3
Total	14	17	13	44	2	42
Since the beginning of 2019, we entered into franchise agreements for 59 travel centers to be operated under our travel center brand names, including 26 new agreements in 2021. Four began operations during 2019,ten began operations during 2020 and five began operations during 2021, and we expect the remaining 40 to open by the second quarter of 2024. The table below summarizes by state information regarding branding for the remaining franchised travel centers we anticipate beginning operations.

	Brand Affiliation:
	TA	TA Express	Petro	Total
Alabama	—	—	1	1
Arkansas	1	1	—	2
Arizona	1	2	—	3
California	3	9	1	13
Georgia	—	3	1	4
Illinois	—	1	—	1
Indiana	—	1	—	1
Missouri	—	2	—	2
New Mexico	1	—	—	1
Oklahoma	—	1	—	1
Tennessee	—	1	1	2
Texas	—	7	—	7
Utah	—	1	—	1
Wyoming	—	1	—	1
Total	6	30	4	40

TA, TA Express and Petro Franchise Agreements and Franchise Lease Agreements
Our franchise agreements with regard to TA, TA Express and Petro travel centers and our lease agreements with regard to our two leased franchised travel centers have not materially changed since December 31, 2019. For more information about the terms of those franchise agreements, please refer to Part I, Item 1. “Business – TA, TA Express and Petro Franchise Agreements” and “Business – Franchisee Lease Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Regulatory Environment
Environmental Regulation
Extensive environmental laws regulate our operations and properties. These laws may require us to investigate and clean up hazardous substances, including petroleum or natural gas products, released at our owned and leased properties. Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance at our locations. We use both underground storage tanks and above ground storage tanks to store petroleum products, natural gas and other hazardous substances at our locations. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. Investigation and remediation of both surface spills and subsurface releases is handled by contracted third party consultants and managed by our environmental staff. At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water. Under the terms of the SVC Leases, we generally have agreed to indemnify SVC for any environmental liabilities related to properties that we lease from SVC and we are required to pay all environmental related expenses incurred in the operation of the leased properties. We have entered into certain other arrangements in which we have agreed to indemnify third parties for environmental liabilities and expenses resulting from our operations.
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
During 2020, we embarked on a company wide Reorganization Plan that included senior leadership appointments, resulting in an experienced and strategic management team tasked with improving our profitability, operational efficiency, and diversity.
As of December 31, 2021, we employed approximately 18,000 employees with 4.8% employed at our corporate headquarters and 95.2% across 236 company-owned locations throughout the United States. Approximately 79.2% of our field employees were classified as full-time employees and the average tenure of our employees was four years. We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, national or ethnic origin, age, marital status, ancestry, sex, gender, pregnancy, gender identity or expression, sexual orientation, mental or physical disability, handicap, military service or veteran status, genetic information or membership in any other category protected by applicable federal, state or local law. Diversity and inclusion are an important part of our hiring, retention and development programs. As of December 31, 2021, 46.2% and 38.4% of our employees were female and non-white, respectively, and 43.0% and 29.0% of our Board of Directors were female and non-white, respectively.
Our employee engagement, immersion and training initiatives center around our Mission Vision & Values. Our recruiting, on-boarding and retention programs and development of on-going training programs currently include the following:
•National Training Center. We maintain a national training center in Lodi, Ohio where we host educational programs to develop employees by teaching new skills and relevant technological changes.
•Manager in Training Program. This training program assists non-management and new management employees in learning the skills and experience to help enable them to advance their career and benefit our business and operations. During the year ended December 31, 2021, 142 field employees were promoted from non-manager to management level positions.
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

Intellectual Property
We own the "Petro Stopping Center®" name and related trademarks and various trade names used in our business including "TA Truck Service Emergency Roadside Assistance®", "TA Truck Service Mobile Maintenance®", "UltraOne®", "Iron Skillet®", "Reserve-It!®", "eShop®" and others. We have the right to use the "TA®", "TA Express®", "TravelCenters of America®", TA Commercial Tire Network™", "Country Pride®" and certain other trademarks, which are owned by SVC, during the term of each TA Lease. We also license certain trademarks used in the operation of certain of our restaurants. We believe that these trademarks are important to our business, but that they could be replaced with alternative trademarks without significant disruption in our business except for the cost of such changes, which may be significant. We sold the "Quaker Steak & Lube®" name and trademark as part of the sale of our QSL business on April 21, 2021.
Internet Websites
Our internet website address is www.ta-petro.com. Copies of our governance guidelines, our code of business conduct and ethics, our insider trading policy and the charters of our audit, compensation and nominating and governance committees are posted on our website at www.ta-petro.com and also may be obtained free of charge by writing to our Secretary, TravelCenters of America Inc., Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that stockholders can use to report concerns or complaints about accounting, internal controls or auditing matters or violations or possible violations of our code of business conduct and ethics. We make available, free of charge, through the "Investors" section of our website at www.ta-petro.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Any material we file with, or furnish to, the SEC is also maintained on the SEC website (www.sec.gov). Security holders may send communications to our Board of Directors or individual Directors by writing to the party for whom the communication is intended at c/o Secretary, TravelCenters of America Inc., Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@ta-petro.com. Our website addresses are included several times in this Annual Report as textual references only. The information on or accessible through our websites is not incorporated by reference into this Annual Report or other documents we file with, or furnish to, the SEC. We intend to use our websites as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website at www.ta-petro.com in the "Investors" section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

Item 1A. Risk Factors
Summary of Risk Factors

Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•The COVID-19 pandemic and its economic impact may materially adversely affect our business, operations, financial results and liquidity;
•A majority of our revenue comes from fuel sales, which generate low gross margins;
•Increasing motor vehicle fuel efficiency, fuel conservation practices and adoption of alternative fuels or energy sources, may lead customers to purchase less fuel and visit our travel centers less frequently;
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

•We have substantial combined indebtedness and fixed rent obligations;
•We may be subject to increases in our interest rates, as well as adverse changes in fiscal policies and credit conditions;
•Any failure, inadequacy, interruption or security breach of our information technology could harm our business;
•Compliance with data privacy and security laws may be expensive;
•Our labor costs cannot easily be reduced and inflationary pressures and the passage of minimum wage laws, health insurance requirements or similar legislation will likely cause costs to rise;
•Our insurance may not adequately cover our potential losses;
•Supply chain challenges and changing market conditions, including inflationary pressures, and practices and U.S. trade policies may negatively affect our business;
•Third party expectations relating to environmental, social and governance (ESG) factors may impose additional costs and expose us to new risks;
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
Our business faces many risks. If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations could suffer and the market prices of our equity or debt securities could decline. Investors and prospective investors should carefully consider the following risks, the risks referred to elsewhere in this Annual Report and the information contained under the heading "Warning Concerning Forward-Looking Statements" before deciding whether to invest in our securities.
Risks Related to Our Business
The COVID-19 pandemic and its resulting economic impact may materially adversely affect our business, operations, financial results and liquidity.
The COVID-19 pandemic has had an adverse impact on the U.S. economy, during various stages of the pandemic. Government requirements to stay in place and temporarily close businesses had a substantial negative impact on the economy. Government spending during the pandemic, and subsequent easing of the government restrictions are believed to have helped foster a return to economic growth, but may have contributed to current elevated inflationary pressures and may have that affect in the future. In addition, variants of the virus have emerged and additional variants may emerge in the future. Those variants may have negative impacts on public health, including possibly being more transmissible, including to people who have been otherwise immunized due to natural immunity as a result of being previously infected with COVID-19 or vaccination. Variants of COVID-19 could have similar or worse impacts on the economy and public health as previous versions of COVID-19.

To date, the COVID-19 pandemic has not had a significant adverse impact on our overall business as we have experienced overall positive operating results. However, during the COVID-19 pandemic, we implemented temporary measures that impacted our business, including closing most of our FSRs and furloughing staff, and we may be required to do so again in response to restrictions imposed by various governmental entities. Additionally, we have incurred additional costs in response to the COVID-19 pandemic, including for enhancing cleaning and sanitizing, personal protective equipment for staff and increased compensation for certain staff during the pandemic. Further, the COVID-19 pandemic has caused supply chain challenges in the global economy, which has impacted the U.S. economy. The challenges have resulted, at times, in reduced availability of goods and inflation. If these challenges continue, or if governments take actions in response to these challenges, such as increasing interest rates, the economy could experience negative consequences, including slowed economic growth or an economic downturn, which could negatively impact our business and operations.

The ultimate adverse impact of the COVID-19 pandemic or a similar health crisis is highly uncertain. We do not yet know the full extent of potential impacts on our business and operations. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread epidemics will not occur, or that the global economy will recover and not experience future downturns as a result, any of which could materially harm our business. The COVID-19 pandemic presents material uncertainty and risk with respect to our business, operating results, financial condition and cash flows. Moreover, many risk factors set forth in this section should be interpreted as heightened risks as a result of the potential impact of the COVID-19 pandemic.

Our net operating margin is low.
Our net operating margin is low. Fuel sales comprise the majority of our revenues and generate low gross margin percentages. A small percentage decline in our future revenues or increase in our future costs, especially revenues and costs related to fuel, may cause our profits to decline or us to incur losses. Fuel prices and sourcing have historically been volatile, which may increase the risk of declines in revenues or increases in costs. Shifts in customer demand for our products and services and related shifts in sales mix could cause our operating margins to narrow and us to incur losses.

Increasing motor vehicle engine fuel efficiency, fuel conservation practices and adoption of alternative fuels or energy sources may adversely impact our business.
An important part of our business is the sale of motor fuel. Truck and other vehicle manufacturers and our customers continue to focus on ways to improve motor vehicle fuel efficiency and conserve fuel, including use of truck platooning, or the electronic linking of trucks with a lead vehicle, heat and kinetic energy recovery technologies, substantially lighter “super trucks” and higher efficiency motor fuels. In addition, advances in alternative fuel technologies and energy sources, such as electric motor technologies which propel a vehicle without an engine, resulting in lack of demand for diesel fuel. Other technologies becoming commercially available include hybrid electric-diesel/gasoline engines and hydrogen powered vehicles which may lead to greater adoption by the trucking industry and other motorists. Government regulation may further encourage or require the improved fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels or energy sources. If our customers purchase less motor fuel because their trucks or other vehicles operate more fuel efficiently or use alternative fuels or energy sources, our financial results may decline and we may incur losses unless we are able to offset the declines by providing alternative fuels and other products or services, gaining market share, increasing our gross margins per gallon of fuel sold or reducing our operating costs. It is unclear whether we will be able to operate our travel centers profitably if the amount of motor fuels used by the U.S. trucking industry or other motorists declines materially.

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
Fuel prices have historically been volatile, and have increased significantly since mid-2020. Increasing fuel prices and fuel price volatility have several adverse impacts upon our business. First, high fuel prices result in higher truck shipping costs. This causes shippers to consider alternative means for transporting freight, which reduces trucking business and, in turn, reduces our business. Second, high fuel prices cause our trucking customers to seek cost savings throughout their businesses. This has resulted in many of our customers implementing measures to conserve fuel, including purchasing trucks that have more fuel efficient engines, employing alternative fuel or other technologies, lowering maximum driving speeds and employing other practices to conserve fuel, such as truck platooning and reduced truck engine idling, which measures reduce total fuel consumption and in turn reduce our fuel sales volume. Third, higher fuel prices may result in less disposable income for our customers to purchase our nonfuel products and services. Fourth, higher and more volatile fuel commodity prices increase the working capital needed to maintain our fuel inventory and receivables, which increases our costs of doing business, and, depending on the relationship of supply and demand constraints, higher fuel commodity price volatility could negatively impact our fuel margins. Further, increases in fuel prices may place us at a cost disadvantage to our competitors that may have larger fuel inventory or are able to realize greater fuel volume purchasing discounts or execute forward contracts during periods of lower fuel prices. If fuel commodity prices or fuel price volatility increase, our financial results may worsen.

An interruption in our fuel supplies would materially adversely affect our business.
To mitigate the risks arising from fuel price volatility, we generally maintain limited fuel inventory. Accordingly, an interruption in our fuel supplies would adversely affect our business. Interruptions in fuel supplies may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, by weather related events, such as hurricanes in the areas where petroleum or natural gas is extracted or refined, by national or international conditions, such as government rationing, strategic decisions by major oil producing nations and cartels, acts of terrorism or wars, or by cybersecurity attacks, such as the ransomware attack on the Colonial Pipeline in 2021. Our fuel suppliers may fail to provide us with fuel due to these or other reasons. Any limitation in available fuel supplies or on the fuel we can offer for sale may cause our profits to decline or us to experience losses.
Limited competition among third party fuel card companies could adversely affect our business.
Limited competition in the fuel card industry and the increasing dependence of trucking companies on their fuel card providers could adversely affect our business. Most of our trucking customers use fuel cards issued by third party fuel card companies to purchase fuel from us. The fuel card industry has only two significant participants, Comdata and WEX, and we cannot easily substitute an alternative fuel card for trucking companies to use to acquire fuel at our locations. We believe almost all trucking companies use only a single fuel card provider with which they have a direct negotiated contractual relationship and trucking companies have become increasingly dependent upon the data, reports and other services provided by their respective fuel card provider to manage their fleets and simplify their data processing. Any effort to convince trucking companies to use an alternative card at our locations requires significant time, expense and coordination with the provider of that alternative card, and may not be successful. Our agreements with Comdata and WEX may be terminated in certain circumstances and we may not be able to renew our agreements or enter into new agreements with them. Further, any renewal or new agreement we may enter with either of them may be on terms that are materially less favorable to us than our current agreements with them. If we are required to pay increased fees to Comdata or WEX under any renewed or new agreement we may enter with them, we may not be able to recover the increased expense through higher prices to customers, and our business, financial condition and results of operations may be materially adversely affected.
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
We believe that large trucking fleets and long haul trucking fleets tend to purchase the majority of their fuel from us or our largest competitors at travel centers and truck stops that are located at or near interstate highway exits. Based on the number of locations, Pilot and Love’s are our largest competitors. They may have greater financial and other resources than we do, which may facilitate their ability to compete more effectively. Additionally, certain of our competitors have a more vertically integrated fuel purchasing and distribution system than we do which could also facilitate their ability to compete more effectively. Increased competition between the major competitors in the travel center and truck stop business could result in a reduction of our gross margins or an increase in our expenses or capital improvement costs, which could negatively affect our profitability and our liquidity. We believe that, in recent years, both Pilot and Love’s, added significantly more travel centers to their networks than we added to our network, and in some cases, competition from their new sites may have negatively impacted our unit results.

Further, the truck repair and maintenance service industry is highly competitive. Such services can be obtained by trucking companies and truck drivers from a variety of sources, including national and regional truck repair and maintenance facilities and roadside assistance fleets, full service travel centers, truck stop chains, fleet maintenance terminals, independent garages, truck and commercial tire dealerships, truck quick lube facilities and other parts and service centers. In addition, some trucking companies operate their own terminals to provide repair and maintenance services to their own trucking fleets and drivers. Pilot and Love’s have increased their respective numbers of truck repair and maintenance facilities and their roadside assistance fleets over the past several years and, should this trend continue, our competitive position could be weakened. Some of our competitors in the truck repair and maintenance service business may have more resources or lower costs than we do and may have vertically integrated businesses, which may provide them competitive advantages. We also compete on the basis of obtaining qualified personnel. For instance, the entire truck repair and maintenance service industry faces challenges related to recruiting and training technicians, which amplifies these competitive pressures and has impacted our ability to grow.

We also face competition from restaurants in the quick service and casual dining segments of the restaurant industry. These segments are highly competitive and fragmented. Our competition includes a variety of locally owned restaurants and national and regional chains offering dine-in, carry-out, delivery and catering services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we do. Among our competitors are a number of multi-unit, multi market, fast casual restaurant concepts, some of which are expanding nationally. These competitors may have, among other things, more attractive national brands, lower operating costs, better locations, facilities or management, more effective marketing and more efficient operations.

The inability to compete effectively could reduce customer traffic and sales at our locations and may prevent us from sustaining or increasing our revenue or improving our profitability.
We are dependent upon certain customers for a significant portion of our truck service revenue, and the loss of, or significant reduction in services to, these customers would adversely affect our results of operations.
In truck service, we have concentrations of revenue with certain large customers, although no single customer represents more than 10% of our consolidated total revenues. We expect customer concentrations in truck services to continue for the foreseeable future. The loss of large customers or a significant reduction in sales to them could adversely affect our business, financial condition and results of operations.

Government and market actions in response to concerns about climate change may decrease demand for diesel fuel and require us to make significant changes to our business and to make significant capital or other expenditures.

Governmental actions, including legislation, regulations, treaties and commitments, such as those seeking to reduce greenhouse gas emissions, and market actions in response to concerns about climate change may decrease the demand for our major product, diesel fuel, and may require us to make significant capital or other expenditures related to alternative energy distribution or other changing fuel conservation practices. Federal and state governments require manufacturers to limit emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency’s, or the EPA’s, gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel. Further, legislative and regulatory initiatives requiring increased truck fuel efficiency have accelerated in the United States and these mandates have and may continue to result in decreased demand for diesel fuel. For example, in August 2021 the EPA and the National Highway Traffic Safety Administration proposed new rules intended to phase in more stringent fuel efficiency standards for passenger cars and light duty trucks and indicated their intent to develop new fuel efficiency standards for medium and heavy duty trucks. In addition, the California Air Resources Board and other similar state government agencies routinely consider rulemaking activity the purpose of which is to improve fuel efficiency and limit pollution from vehicles. Moreover, market concerns regarding climate change may result in decreased demand for fossil fuels and increased adoption of higher efficiency fuel technologies and alternative energy sources. Regulations that limit, or market demands to reduce, carbon emissions may cause our costs at our locations to significantly increase, make some of our locations obsolete or competitively disadvantaged, or require us to make material investments in our properties. For example, we have installed electric charging capacity at certain of our travel centers and expect to install them at additional travel centers and we are also evaluating hydrogen dispensing as another alternative fuel offering at certain of our travel centers.

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

Our business may be adversely impacted by a material increase in interest rates, including changes resulting from the phase out of LIBOR, and adverse changes in fiscal policy or credit market conditions.

The U.S. federal government’s fiscal policies and economic stimulus actions may create uncertainty in the financial markets and cause volatility in interest rates, which could impact business and consumer behavior. Interest rates have been at historically low levels for a sustained period. However, in January 2022, the U.S. Federal Reserve projected that it will increase the federal funds rates in 2022 and take other actions in response to inflation rates. Increases in the federal funds rate would cause interest rates and borrowing costs to rise. Material increases in interest rates or market reactions to those increases, or anticipated increases, may have a material adverse effect on our business. In addition, LIBOR was recently phased out for new contracts and will be replaced for pre-existing contracts by June 30, 2023. The interest rates under certain of our credit agreements are based on LIBOR. We currently expect that the determination of interest under certain of our credit agreements would be based on the alternative rates provided under those credit agreements or would be revised to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be certain that, when LIBOR is transitioned, the changes to the determination of interest under our credit agreements would approximate the current calculation in accordance with LIBOR. An alternative interest rate index that may replace LIBOR may result in our paying increased interest.

Our credit agreements impose restrictive covenants on us, and a default under the agreements relating to those credit agreements or under our indenture governing our Senior Notes could have a material adverse effect on our business and financial condition.
Our Credit Facility and Term Loan Facility agreements require us and our subsidiaries, among other obligations, to maintain specified financial ratios under certain circumstances and to satisfy certain financial tests. In addition, our Credit Facility and Term Loan Facility agreements restrict, under certain circumstances, among other things, our ability to incur debt and liens, make certain investments and pay dividends and other distributions including, under certain circumstances, payments on our 2028 Senior Notes, our 2029 Senior Notes and our 2030 Senior Notes, which we refer to collectively as our Senior Notes. Under certain circumstances, we are required to seek permission from the lenders under our Credit Facility and Term Loan Facility agreements to engage in specified corporate actions.

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
We are party to a joint venture with an unrelated third party with respect to Petro Travel Plaza Holdings LLC, or PTP and we may in the future acquire, develop or recapitalize properties in joint ventures or enter into other types of joint ventures, with other persons or entities. In addition, we may choose to exit any joint venture arrangement we are party to. Our participation in these joint ventures is subject to risks, including the following:

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

We rely on IT systems, including the internet and cloud-based infrastructures, to process, transmit and store electronic information. We purchase some of the IT systems we use from vendors on whom our IT systems materially depend and we may also internally develop some of our IT systems. We rely on commercially available and proprietary IT systems, software, tools and monitoring to maintain and enhance the operational functioning of our IT systems and to provide security for processing, transmission and storage of confidential customer information, such as payment card and credit information. In addition, the IT systems we use for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put payment card data at risk, and some of these IT systems are determined and controlled by the payment card suppliers, who may be prone to cyber-attacks, data breaches and payment frauds, and not by us. Although we take various actions to protect and maintain the operational functioning and security of the IT systems we use and the data processed and maintained in them, it is possible that we could have a failure, disruption and loss of data and our operational and security measures will not prevent the improper functioning of or damage to the IT systems we use, or the improper access to such IT systems or disclosure of personally identifiable or confidential information, such as in the event of a cyberattack. Security breaches, including physical or electronic break ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any compromise or breach of our or our provider’s IT systems could cause material interruptions in our operations, damage our reputation, require significant expenditures to determine the severity and scope of the breach, subject us to material liability claims, material claims of banks and payment card companies or regulatory penalties, reduce our customers’ willingness to conduct business with us and could have a material adverse effect on our business, financial condition and results of operations. Moreover, banks and payment card companies continue to adopt new technologies to mitigate the risk of cyberattacks, data breaches and fraud and, if we do not adopt these new technologies by the deadlines set by the banks and payment card companies, those companies may not pay us for fraudulent transactions occurring at our locations with those companies’ cards or may otherwise penalize us.

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

To maintain and manage our operations requires certain minimum staffing levels to operate our travel centers 24 hours per day, 365 days per year, and we attempt to manage our staffing to avoid excess, unused capacity. As a result, it may be difficult for us to affect future reductions in our staff without adversely affecting our business prospects. Further, inflationary pressures as well as passage of federal and state legislation, such as minimum wage increases and health insurance requirements, have increased our labor costs and we expect they may continue to do so and may further increase if, for example, legislation is enacted that further increases the minimum wage and health insurance requirements or other costs of our business. Certain aspects of our business require higher skilled personnel, such as truck service technicians. Hiring, training and maintaining higher skilled personnel can be costly, especially if turnover is high. Further, as we grow our business, particularly the aspects of our business that require higher skilled personnel, and during the COVID-19 pandemic, we have experienced difficulty with staffing those positions with qualified personnel and we may continue to do so. These staffing challenges have resulted in increased costs to attract and attempt to retain staff, particularly highly skilled personnel, and we expect these staffing and cost pressures to continue for at least the near term. Also, certain opportunities for sales may be lost if staffing levels are reduced too much or if we are unable to maintain a sufficient number of highly skilled employees. If this growth is stalled, takes longer to achieve or is not realized, our operating results and cash flows will be adversely impacted. In addition, costs for health care and other benefits, due to regulation, market factors or otherwise, may further increase our labor costs.

Supply chain challenges and changes in U.S. trade policies could reduce the volume of imported goods into the United States and other movement of goods in the United States, which may materially reduce truck freight volume in the United States and our sales.

The global economy, including the U.S. economy, has experienced supply chain challenges during the COVID-19 pandemic, which has, at times, negatively impacted the flow of goods in the United States. The federal government has from time to time taken certain actions that impacted U.S. trade, including entering into trade agreements imposing tariffs on certain goods imported into the United States and imposing, or threatening to impose, punitive trade measures on other nations. Changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in “trade wars,” in increased costs for goods imported into the United States, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with the United States. Further, market reactions to concerns about supply chain challenges and dependability and geopolitical tensions could result in an increase of onshoring manufacturing and production to locations closer to where the products are consumed. If these consequences are realized, the volume of economic activity in the United States, including trucking freight volume and demand for our nonfuel products, may be materially reduced. Such a reduction may materially and adversely affect our sales and our business. Further, the realization of these matters may increase our cost of goods and, if those costs cannot be passed on to our customers without adversely affecting demand, our business and profits may be materially and adversely affected.

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
Some states have privatized or are considering privatizing their publicly owned highway rest areas. If publicly owned rest areas along highways are privatized and converted to travel centers in the proximity of some of our locations, our business at those locations may decline and we may experience losses. Similarly, some states have privatized their toll roads that are part of the interstate highway system. We believe it is likely that tolls will increase on privatized highways. In addition, some states may increase tolls for their own account. If tolls are introduced or increased on highways in the proximity of our locations, our business at those travel centers may decline because truck drivers and motorists may seek alternative routes.
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
We cannot guarantee that our controls and training will be fully effective in preventing all food safety issues at our QSRs, FSRs or our standalone restaurants, including any occurrences of foodborne illnesses. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations. One or more instances of foodborne illness in any of our QSRs, FSRs or our standalone restaurants or related to food products we offer could negatively affect our sales and results of operations if it involves serious illness or is highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to us. The occurrence of an incident at one or more of our locations, or negative publicity or public speculation about an incident, could have a material adverse effect on our business, financial condition and results of operations.
Our business and operations are subject to risks from adverse weather and climate events.
Severe weather may have a material adverse effect on properties we own and the U.S. trucking industry. When severe weather events, such as hurricanes, floods and wildfires, occur near our travel centers, we or our franchisees may need to suspend operations of any impacted travel centers until the event has ended, repairs are made and the impacted travel centers are ready for operation. In addition, severe weather across a geographic region may cause a material decrease in the movement of trucks and other motor vehicles and, as a result, in our business. We or franchisees of our travel centers may in the future incur significant costs and losses as a result of severe weather, both in terms of operating, preparing and repairing our travel centers in anticipation of, during and after a severe weather event and in terms of lost business due to the interruption in operating our travel centers or decreased truck movements. Our insurance and our franchisees’ insurance may not adequately compensate us or them for these costs and losses. Concerns about climate change and increasing storm intensities may increase the cost of insurance for our travel centers or practically render it unavailable to obtain.

Third party expectations relating to ESG factors may impose additional costs and expose us and our clients to new risks.
There is an increasing focus from certain investors and certain of our customers, employees, and other stakeholders concerning corporate responsibility, specifically related to ESG factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or their policies relating to corporate responsibility are inadequate. Third party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. If we fail to satisfy the expectations of investors and our customers, employees and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected and our revenues, results of operations and ability to grow our business may be negatively impacted.

Labor disputes or other events may arise that restrict, reduce or otherwise negatively impact the movement of goods by trucks in the United States.

A meaningful aspect of the U.S. trucking industry involves the movement of goods across the United States. Events that restrict, reduce or otherwise negatively impact the movement of those goods may adversely impact the trucking industry. In recent years, there were extended labor disputes at U.S. West Coast ports that slowed the loading and unloading of goods at those ports. A large percentage of the goods that are loaded and unloaded at those ports are transported to and from those ports by trucking companies, including some who are our customers. Future labor disputes could disrupt the transportation of goods across the United States and remain unresolved for a prolonged period. Such a disruption may adversely affect our business and our ability to operate profitable travel centers.

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

If we experience an ownership change, our net operating loss and tax credit carryforwards, which currently are expected to be utilized to offset future taxable income, may be subject to limitations on usage or elimination. Our governing documents impose restrictions on the transfer and ownership of our shares of common stock that are intended to help us preserve the tax treatment of our net operating loss and tax credit carryforwards; however, we cannot be certain that these restrictions will be effective. Please see below for a discussion of the risks related to our ownership limitations under the heading “Risks Arising from Certain of Our Relationships and Our Organization and Structure.”

Risks Related to Our Growth Strategies

We are in the process of executing new and expanded business strategies; we may fail to successfully execute these strategies and these strategies may prove to be unprofitable.
Our success depends on our ability to grow our business and adapt our business model to changing market conditions. We are executing new and expanded business strategies. We launched a new smaller travel center format branded as TA Express, and, as of December 31, 2021, we have converted and opened 25 travel centers under this brand name, and we plan to expand our travel center business, including the TA Express brand, through franchising, development and acquisition opportunities. We also continue to grow our truck service business, particularly within our TA Truck Service Emergency Roadside Assistance®, TA Truck Service Mobile Maintenance® and Commercial Tire Dealer Network™ programs. In addition, as of December 31, 2021, we had entered into franchise agreements covering 59 travel centers under our travel center brand names. In October 2019, we entered into a multi unit franchise agreement with IHOP in which we agreed to rebrand and convert certain of our FSRs to IHOP restaurants over five years. In addition, in 2021 we formed a new division, eTA, to develop and market alternative energy and sustainable resources. Also, during 2021, we announced our desire to acquire existing travel centers to expand our network of travel centers. These new and expanded business strategies will take time to execute and require additional investment and, as a result of the COVID-19 pandemic, we were required to delay or modify certain of our initiatives. While we believe the pursuit of these business strategies will have a positive effect on our business in the long term, we cannot be certain that they will.

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

In the near-term, we believe we have sufficient cash and borrowing capacity to fund our planned capital investments. In the future however, we may be unable to obtain capital to fund our capital investments. If we are unable to raise capital at costs that are less than our returns on that capital, our businesses and profits may decline and our growth strategies may fail. Further, if we defer or forgo maintenance expenditures, our properties’ competitiveness would likely be harmed and we may need to make larger capital expenditures in the future. In addition, due to supply chain and labor availability concerns, we have been delayed in completing certain capital projects and these conditions could result in continued delays, increased costs or a reduction in our capital projects.

Acquisitions may be more difficult, costly or time consuming than expected and the anticipated benefits of our growth strategies or any particular transaction may not be fully realized.
Businesses and properties that we acquire often require substantial improvements to be brought up to our standards or to achieve our expected financial results. For example, improvements to our acquired travel centers are often extensive and require an extended period of time to plan, design, permit and complete, which is then followed by another period of time for the acquired travel center to become part of our customers’ supply networks. Despite our efforts, the actual results of acquired properties may not improve under our management and may vary greatly from the results we expected when we made the acquisitions. These variances may occur due to many factors, including competition, the cost of improvements exceeding our estimates and our realization of less synergies and less cost savings than expected. Some of these factors are outside our control. If improvements are more difficult, costly or time consuming than expected or if reaching maturity takes longer than expected or does not occur at all, our business, financial condition or results of operations could be negatively affected.

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
Developing a new location generally may pose greater risk than buying an existing operating location. Any development projects we plan could be delayed or not completed or could require a greater investment of capital or management time, or both, than we expect. Additionally, if we design, plan, permit or construct a project but do not complete it, we may incur substantial costs without realizing any expected benefits. Also, the facilities we construct may not generate the financial returns we anticipate.

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
•SVC is our second largest stockholder, owning 1.2 million, or approximately 8.0%, of our outstanding shares of common stock as of December 31, 2021;
•RMR provides us with business management services pursuant to a business management agreement and we pay RMR fees for those services based on a percentage of our fuel gross margin and nonfuel revenues. RMR also provides business and property management services to SVC;
•the Chair of our Board of Directors and one of our Managing Directors, Adam D. Portnoy, is the chair of the board of trustees and a managing trustee of SVC, owned 1.1% of SVC's outstanding common shares as of December 31, 2021, is a managing director and an officer and, as the sole trustee of ABP Trust, is the controlling shareholder of The RMR Group Inc. and is an officer and employee of RMR. The RMR Group Inc. is the managing member of RMR and RMR is the majority-owned operating subsidiary of The RMR Group Inc.;
•as of December 31, 2021, RMR owned 0.7 million, or approximately 4.4%, of our outstanding shares of common stock;
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
In an agreement with SVC entered in 2007 in connection with our spin off from SVC and in our SVC Leases, we granted SVC a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center with another party. Under the 2007 agreement, we also granted SVC and other entities to which RMR provides management services a right of first refusal to acquire or finance any real estate of the types in which they invest before we do. Additionally, under the SVC Leases, without the consent of SVC, we generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which a travel center owned by SVC is located. These rights of first refusal and noncompetition provisions could limit our ability to purchase or finance our properties or properties we may wish to invest in or acquire in the future. Also, under the 2007 agreement we agreed not to take any action that might reasonably be expected to have a material adverse impact on SVC’s ability to qualify as a real estate investment trust, or REIT. For more information regarding our leases and relationship with SVC, see Notes 8 and 13 to the Consolidated Financial Statements included in Part IV, Item 15. of this Annual Report.

These relationships could create, or appear to create, conflicts of interest with respect to matters involving us, SVC, RMR and others related to them. As a result of these relationships, our leases with SVC, management agreement with RMR and other transactions with SVC, RMR and others related to them were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms thereof may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, dissident stockholder director nominations, dissident stockholder proposals and stockholder litigation have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. These activities, if instituted against us, and the existence of conflicts of interest or the perception of conflicts of interest, could result in substantial costs and diversion of our management’s attention and could have a material adverse impact on our reputation, business and the market price of our shares of common stock and other securities.

The substantial majority of the travel centers that we operate are owned by SVC and our business is substantially dependent on our relationship with SVC. In addition, we have significant commercial arrangements with RMR and we are dependent on those arrangements in operating our business.
Of the 276 travel centers we operate, 179, or 65%, are owned by SVC and, as a result, our business is substantially dependent on our relationship with SVC. We lease these travel centers pursuant to five long term leases with SVC. SVC may terminate our leases in certain circumstances, including if SVC does not receive annual minimum rent on the subject properties or for certain other events of default. Our business is substantially dependent upon our continued relationship with SVC. The loss of our leases with SVC, or a material change to their terms, could have a material adverse effect on our business, financial condition or results of operations.

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
Our charter, or our Articles, and amended and restated bylaws, or bylaws, contain provisions that prohibit any stockholder from owning more than 5% (in value or in number of shares, whichever is more restrictive) of any class or series of our outstanding shares of capital stock, including our common stock. The ownership limitation in our Articles and bylaws helps facilitate our compliance with our contractual obligations with SVC to not take actions that may conflict with SVC’s status as a REIT under the Code and is intended to help us preserve the tax treatment of our tax credit carryforwards, net operating losses and other tax benefits. We also believe these provisions promote good orderly governance. However, these provisions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a stockholder may consider favorable.

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

Recently, global and U.S. financial markets have experienced heightened volatility, including as a result of uncertainty regarding the impact of the COVID-19 pandemic, inflation, supply chain challenges, market interest rates and actual and potential shifts in U.S. and foreign trade, economic and other policies. This volatility and uncertainty could have a significant impact on the markets for our capital stock and our Senior Notes, the markets in which we operate and a material adverse impact on our business prospects and financial condition.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The table below summarizes information about the properties we operate by state, brand and ownership as of December 31, 2021, and excludes properties operated by franchisees. Information for the locations our franchisees operate is included under the heading "Relationships with Franchisees" in Item 1. of this Annual Report.

	Brand Affiliation:					Ownership of Sites by:
	TA	TA Express	Petro	Others(1)	Total	TA	SVC	Joint Venture	Others(2)
Alabama	3	—	3	1	7	2	4	—	1
Arizona	5	—	2	—	7	—	7	—	—
Arkansas	2	—	2	—	4	—	4	—	—
California	9	—	4	1	14	1	10	3	—
Colorado	3	3	1	—	7	4	3	—	—
Connecticut	2	1	—	—	3	—	3	—	—
Florida	5	1	1	—	7	—	7	—	—
Georgia	7	—	3	1	11	2	8	—	1
Idaho	1	—	—	—	1	—	1	—	—
Illinois	7	—	3	—	10	—	10	—	—
Indiana	7	—	6	—	13	5	8	—	—
Iowa	2	—	—	—	2	1	1	—	—
Kansas	1	—	1	—	2	1	1	—	—
Kentucky	2	—	1	1	4	1	3	—	—
Louisiana	4	—	3	—	7	1	6	—	—
Maryland	3	—	—	—	3	—	3	—	—
Michigan	6	—	—	—	6	2	4	—	—
Minnesota	1	—	—	—	1	1	—	—	—
Mississippi	1	—	1	—	2	—	1	—	1
Missouri	4	—	1	—	5	1	4	—	—
Montana	2	—	—	—	2	2	—	—	—
Nebraska	2	—	1	—	3	—	3	—	—
Nevada	3	—	3	—	6	1	5	—	—
New Hampshire	1	—	—	—	1	—	1	—	—
New Jersey	3	—	1	—	4	1	3	—	—
New Mexico	5	—	2	—	7	—	6	—	1
New York	5	—	1	—	6	1	5	—	—
North Carolina	3	—	1	—	4	1	3	—	—
North Dakota	—	1	—	—	1	1	—	—	—
Ohio	9	—	4	1	14	1	13	—	—
Oklahoma	3	—	1	—	4	1	3	—	—
Oregon	2	—	1	—	3	1	2	—	—
Pennsylvania	8	—	2	—	10	1	9	—	—
Rhode Island	1	—	—	—	1	1	—	—	—
South Carolina	4	—	2	—	6	2	4	—	—
Tennessee	7	—	2	—	9	3	6	—	—
Texas	14	1	7	—	22	7	15	—	—
Utah	1	1	—	—	2	—	2	—	—
Virginia	3	—	—	—	3	—	3	—	—
Washington	1	—	1	—	2	—	2	—	—
West Virginia	2	—	—	—	2	1	1	—	—
Wisconsin	2	—	1	—	3	2	1	—	—
Wyoming	3	—	1	—	4	—	4	—	—
Ontario, Canada	1	—	—	—	1	1	—	—	—
Total	160	8	63	5	236	50	179	3	4

(1) Includes other locations, including a standalone restaurant and truck service facilities.
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
Holders. As of February 16, 2022, there were 570 stockholders of record of our shares of common stock. We are unable to estimate the total number of stockholders represented by these record holders, including beneficial owners whose shares of common stock held in street name by brokers or other nominees, but we expect the number is significantly higher.
Dividends. We have never paid or declared any cash dividends on our shares of common stock. At present, we intend to retain our future earnings, if any, to fund the operations and growth of our business. Furthermore, our Credit Facility and Term Loan Facility restrict under certain circumstances our payment of cash dividends on our shares of common stock, unless certain requirements under the Credit Facility and Term Loan Facility are met, including that excess availability under our Credit Facility, as defined, is not less than 20.0% after any such payment, and our rent deferral agreement with SVC prohibits us from paying any dividends while any deferred rent remains unpaid. Our future decisions concerning the payment of dividends on our shares of common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors as our Board of Directors, in its discretion, may consider relevant, and the extent to which the declaration or payment of dividends may be limited by agreements we have entered or cause us to lose the benefits of certain of our agreements.
Stock Issuable Under Equity Compensation Plans. The equity compensation plan information set forth in Part III, Item 12. of this Annual Report is incorporated by reference herein.
Recent Sales of Unregistered Securities. There were no sales of our unregistered securities by us during the fourth quarter of 2021.
Issuer Purchases of Equity Securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2021:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 2021	—	$—	—	$—
November 2021	—	—	—	—
December 2021	38,765	48.64	—	—
Total	38,765	$48.64	$—	$—
(1)During the quarter ended December 31, 2021, all common stock purchases were made to satisfy stock award recipients' tax withholding and payment obligations in connection with the vesting of awards of shares of common stock, which were repurchased by us based on their fair market value on the repurchase dates.

Item 6. [Reserved]
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in Part IV, Item 15. of this Annual Report. Amounts are in thousands of dollars, shares of common stock or gallons, as applicable, unless indicated otherwise.

Company Overview
TravelCenters of America Inc. is a Maryland corporation. As of December 31, 2021, we operated or franchised 276 travel centers, three standalone truck service facilities and one standalone restaurant. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
COVID-19 Pandemic
In March 2020, the World Health Organization, declared the outbreak of COVID-19 a pandemic, and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States and many states and municipalities declared public health emergencies. Various governmental responses attempting to contain and mitigate the spread of the virus have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy.
We believe that our travel centers and the truck drivers that we serve are critical to sustaining a resilient supply chain to support essential services and daily commerce across the United States. To date during the COVID-19 pandemic, our business has benefited from an increased demand for e-commerce and from being recognized by various governmental authorities as a provider of services essential to businesses, which allowed us to continue operating our travel centers through the COVID-19 pandemic. We have taken various actions and have incurred additional costs in response to the pandemic to address its operating and financial impact and to protect the health and safety of our customers, employees and other persons who visit our travel centers and restaurants. However, if there is another economic downturn as a result of the continued impact of the pandemic, demand for the transporting of products across the United States by trucks may decline, possibly significantly. If that occurs, our business, results of operations and financial position may be adversely impacted.
The U.S. economic conditions have improved significantly in the United States from the low points experienced during the pandemic. Commercial activities in the United States rebounded and grew in part due to government spending on pandemic relief, infrastructure and other matters. This recent economic growth may have had some impact on our sales as during 2021 our diesel fuel sales volume increased 10.6% and total nonfuel revenues increased 11.4%, as compared to the prior year.
Government and market responses to the COVID-19 pandemic have caused supply chain and labor availability issues, which at times have resulted in reduced availability of goods and inflationary pressures; inflationary pressures have continued into 2022 and remain heightened. The ultimate adverse impact of the COVID-19 pandemic or a similar health crisis is highly uncertain. If these challenges continue, or if governments take further actions in response to these challenges, our business, results of operations and financial position may be negatively impacted. We are continuing to closely monitor the impact of the pandemic on all aspects of our business and intend to respond to developments accordingly.
For a discussion of and the risks relating to the COVID-19 pandemic and its aftermath on us and our business, see elsewhere in this Annual Report, including "Warning Concerning Forward-Looking Statements", Part I, Item 1. "Business" and Part I, Item 1A. "Risk Factors" in this Annual Report.

Executive Summary of Financial Results

During the years ended December 31, 2021 and 2020, we generated income before income taxes of $75,454 and a loss before income taxes of $21,082, respectively. The $96,536 increase in our income before income taxes was primarily due to the following factors:
•site level gross margin in excess of site level operating expense increased $88,918, which primarily resulted from the incremental margin due to increases in nonfuel and fuel revenues, partially offset by increased labor costs driven by wage increases, overtime and COVID-19 related costs in truck services and restaurant employees who returned to work for re-openings during 2021, and other increased operating expenses; and
•depreciation and amortization expense decreased $31,282, which primarily resulted from a $13,715 impairment charge recognized in 2020 related to QSL, an $8,072 write off of certain assets related to truck service programs that were canceled during 2020, an $834 write off of intangible assets associated with three franchised QSL standalone restaurants that closed during 2020, a $3,046 goodwill impairment charge recognized in 2020 with respect to our QSL business, a $6,574 property and equipment impairment charge recognized in 2020 with respect to our QSL business and an $834 write off of intangible assets associated with three franchised QSL standalone restaurants that closed during 2020, minimally offset by a $650 impairment charge relating to our QSL business during 2021.
The above factors were partially offset by:
•selling, general and administrative expense increased $10,317, which primarily resulted from the impact of increased incentive compensation expense, increases in consultant fees to assist with identifying and implementing cost reduction and other opportunities, increases in contract services due to staffing shortages resulting from the current labor market and costs related to the transition to cloud-based technology solutions, partially offset by expenses related to the Reorganization Plan and executive officer retirement and separation agreements recognized in the year ended December 31, 2020; and
•interest expense, net increased $16,307, which primarily resulted from the Term Loan Facility (as defined below) that was funded in December 2020.
Effects of Fuel Prices and Supply and Demand Factors
Our fuel revenues and fuel gross margin are subject to fluctuations, sometimes material, as a result of market prices and the availability of, and demand for, diesel fuel and gasoline. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in demand that are often the result of changes in the macroeconomic environment. Also, concerted efforts by major oil producing countries and cartels to influence oil supply, as well as other actions by governments regarding trade policies, may impact fuel prices. Further, there have been reports of reduced investment in oil exploration and production as a result of concerns about decreased demand for oil in response to market and governmental factors, including increased demand for alternative energy sources in response to global climate change. These and other factors are believed to have contributed to recent increases in the cost of oil and other fossil energy sources.
Although there are several components that comprise and impact our fuel costs of goods sold, including the cost of fuel, freight and mix, the cost of fuel is the primary factor. Over the past several years there have been significant changes in the cost of fuel. During the year ended December 31, 2021, fuel prices trended upward, increasing 62.1% as compared to the beginning of the period. During the year ended December 31, 2020, fuel prices trended downward, ending at a 30.2% lower price than at the start of the year. The decrease in fuel prices for the year ended December 31, 2020, primarily resulted from a 52.7% decrease in March and April 2020 as a result of the sharp decrease in demand resulting from the COVID-19 pandemic and the related economic downturn. The average fuel price during the year ended December 31, 2021, was 59.6% above the average fuel price during the year ended December 31, 2020, which resulted from the increase in demand as we began to emerge from the COVID-19 pandemic. We generally are able to pass changes in our cost for fuel products to our customers, but typically with timing differences associated with on-hand inventory, such that during periods of rising fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been and during periods of falling fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been. For example, steadily rising fuel prices typically improve short-term fuel margins due to the sell-through of lower cost inventory at current market prices. Increases in the prices we pay for fuel can increase our working capital requirements.

Due to the volatility of our fuel costs and our methods of pricing fuel to our customers, we believe that fuel revenues are not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenues may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volume or in fuel gross margin, as evidenced in 2021. We therefore consider fuel sales volume and fuel gross margin to be better measures of our performance.
We believe that demand for fuel by trucking companies and motorists for a constant level of miles driven will remain relatively unchanged in the near-term but could continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels and technologies. Although we believe these factors, combined with competitive pressures, impact the level of fuel sales volume we realize, fuel sales volume increased during the year ended December 31, 2021, as compared to the year ended December 31, 2020. These increases primarily resulted from improved market conditions within the freight industry, traffic increases associated with the ongoing pandemic recovery and the success of our marketing initiatives to increase our market share.

Factors Affecting Comparability
COVID-19 Pandemic
See our discussion regarding the COVID-19 pandemic and its impact on us and our business above.
Growth Strategies
Our Transformation Plan consists of numerous initiatives across our organization for the purpose of expanding our travel center network, improving and enhancing operational profitability and efficiency, and strengthening our financial position all in support of our core mission to return every traveler to the road better than they came.
Since the beginning of 2019, we entered into franchise agreements for 59 travel centers to be operated under our travel center brand names, including 26 new agreements in 2021. Four began operations during 2019, ten began operations during 2020 and five began operations during 2021, and we expect the remaining 40 to open by the second quarter of 2024.
Our capital expenditures plan for 2022 is expected to be in the range of $175.0 million to $200.0 million and includes projects to enhance the guest experience through significant upgrades at our travel centers the expansion of restaurants and food offerings and improvements to our technology systems infrastructure. Approximately 75% of our capital expenditures in 2022 are focused on growth initiatives that we expect to meet or exceed our 15% to 20% cash on cash return hurdle.
Importantly, we are committed to embracing environmentally friendly sources of energy through our eTA division, which seeks to deliver sustainable and alternative energy to the marketplace by working with the public sector, private companies and customers to facilitate this initiative. Recent accomplishments include continued expansion of our biodiesel blending capabilities, increasing the availability of DEF at all diesel pumps nationwide and placement of electric vehicle charging stations. We believe our large, well-located sites may provide us with the opportunity to make both fossil and, eventually, non-fossil fuels available throughout our nationwide network of sites.

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

Consolidated Financial Results
The following table presents changes in our operating results for the year ended December 31, 2021, as compared to the year ended December 31, 2020.

	Year Ended December 31,
	2021	2020	$ Change	% Change
Revenues:
Fuel	$5,374,695	$3,084,323	$2,290,372	74.3%
Nonfuel	1,946,732	1,747,418	199,314	11.4%
Rent and royalties from franchisees	15,417	14,296	1,121	7.8%
Total revenues	7,336,844	4,846,037	2,490,807	51.4%

Gross margin:
Fuel	392,792	333,352	59,440	17.8%
Nonfuel	1,175,440	1,062,027	113,413	10.7%
Rent and royalties from franchisees	15,417	14,296	1,121	7.8%
Total gross margin	1,583,649	1,409,675	173,974	12.3%

Site level operating expense	955,385	870,329	85,056	9.8%
Selling, general and administrative expense	155,355	145,038	10,317	7.1%
Real estate rent expense	255,627	255,743	(116)	—%
Depreciation and amortization expense	96,507	127,789	(31,282)	(24.5)%
Other operating income, net	(2,275)	—	(2,275)	—%

Income from operations	123,050	10,776	112,274	1,041.9%

Interest expense, net	46,786	30,479	16,307	53.5%
Other expense, net	810	1,379	(569)	(41.3)%
Income (loss) before income taxes	75,454	(21,082)	96,536	457.9%
(Provision) benefit for income taxes	(17,263)	6,178	(23,441)	(379.4)%
Net income (loss)	58,191	(14,904)	73,095	490.4%
Less: net loss for noncontrolling interest	(333)	(1,005)	672	66.9%
Net income (loss) attributable to common stockholders	$58,524	$(13,899)	$72,423	521.1%

Year Ended December 31, 2021, As Compared to Year Ended December 31, 2020
Fuel Revenues. Fuel revenues for 2021 increased by $2,290,372, or 74.3%, as compared to 2020. The increase in fuel revenues for 2021 as compared to 2020 was primarily due to an increase in market prices for fuel and an increase in fuel sales volume. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods. See "Effects of Fuel Prices and Supply and Demand Factors" for more information regarding the impact market prices for fuel has on our financial results.

	Gallons Sold	Fuel Revenues
Results for the year ended December 31, 2020	2,076,024	$3,084,323
Increase due to petroleum products price changes		1,800,221
Increase due to volume changes	201,506	469,194
Increase in wholesale fuel sales volume	12,551	20,957
Net change from prior year period	214,057	2,290,372
Results for the year ended December 31, 2021	2,290,081	$5,374,695
Nonfuel Revenues. Nonfuel revenues for 2021 increased by $199,314, or 11.4%, as compared to 2020, primarily as a result of increases in our store and retail services, truck service, restaurants and diesel exhaust fluid revenues associated with the improvement in economic conditions in 2021 from the low points experienced during COVID-19 pandemic. These increases were primarily due to the comparison against the negative impact the COVID-19 pandemic had on nonfuel revenues for the year ended December 31, 2020, favorable product mix and additional sales from certain travel center restaurants that re-opened or are operating with expanded hours as compared to the pandemic conditions experienced in the prior year, and operating efficiencies from the progress of our Transformation Plan.

Rent and Royalties from Franchisees Revenues. Rent and royalties from franchisees revenues for 2021 increased by $1,121, or 7.8%, as compared to 2020, primarily as a result of the franchised travel centers that began operations since the beginning of 2020, partially offset by the elimination of royalties from franchised QSL standalone restaurants in 2021 following the sale of our QSL business in April 2021.
Fuel Gross Margin. Fuel gross margin for 2021 increased by $59,440, or 17.8%, as compared to 2020, primarily as a result of improved purchasing contracts, favorable market conditions, primarily in the fourth quarter of 2021, and an increase in fuel sales volume during the year ended December 31, 2021.
Nonfuel Gross Margin. Nonfuel gross margin for 2021 increased by $113,413, or 10.7%, as compared to 2020 due to the increase in nonfuel revenues as a result of the factors noted above. Nonfuel gross margin percentage for 2021 declined slightly to 60.4% from 60.8% for 2020.
Site Level Operating Expense. Site level operating expense for 2021 increased by $85,056, or 9.8%, as compared to 2020, primarily due to increased labor costs driven by wage increases, overtime and COVID-19 related costs in truck services and restaurant employees who returned to work for re-openings during 2021, and other increased operating expenses, partially offset by cash bonuses we paid to certain employees in 2020 who continued to work at our locations during the COVID-19 pandemic. Site level operating expense as a percentage of nonfuel revenues decreased 70 basis points to 49.1% for 2021 from 49.8% for 2020, primarily due to the increase in nonfuel revenues as business conditions improved and cost management.
Selling, General and Administrative Expense. Selling, general and administrative expense for 2021 increased by $10,317, or 7.1%, as compared to 2020, which primarily resulted from the impact of increased incentive compensation expense, increases in consultant fees to assist with identifying and implementing cost reduction and other opportunities, increases in contract services due to staffing shortages resulting from the current labor market and costs related to the transition to cloud-based technology solutions during 2021, partially offset by expenses related to the Reorganization Plan and executive officer retirement and separation agreements recognized in the year ended 2020.

Real Estate Rent Expense. Real estate rent expense for 2021 decreased by $116, as compared to 2020, primarily the result of a $1,262 impairment charge recognized relating to our operating lease assets with respect to our QSL business during 2020, partially offset by an increase in percentage rent due to SVC as a result of the increase in our nonfuel revenues during 2021 as compared to 2020.
Depreciation and Amortization Expense. Depreciation and amortization expense for 2021 decreased by $31,282, or 24.5%, as compared to 2020, which primarily resulted from a $13,715 impairment charge recognized in 2020 related to QSL, an $8,072 write off of certain assets related to truck service programs that were canceled during 2020, an $834 write off of intangible assets associated with three franchised QSL standalone restaurants that closed during 2020, a $3,046 goodwill impairment charge recognized in 2020 with respect to our QSL business, a $6,574 property and equipment impairment charge recognized in 2020 with respect to our QSL business and an $834 write off of intangible assets associated with three franchised QSL standalone restaurants that closed during 2020, minimally offset by a $650 impairment charge relating to our QSL business during 2021.
Interest Expense, Net. Interest expense, net for 2021 increased by $16,307 as compared to 2020, primarily as a result of the Term Loan Facility (as defined below) that was funded in December 2020.
(Provision) Benefit for Income Taxes. Provision for income taxes for 2021 increased to $17,263 as compared to an income tax benefit of $6,178 for 2020, primarily due to pretax income generated in 2021 as compared to pretax loss in 2020. Please refer to Note 10 to the Consolidated Financial Statements included in Part IV, Item 15. of this Annual Report for more information about our income taxes.

Liquidity and Capital Resources
Our principal liquidity requirements are to meet our operating and financing costs, which include contractual lease payments and required principal and interest payments on our debt, and to fund our capital expenditures, acquisitions and working capital requirements. Our principal sources of liquidity to meet these requirements are our:
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
•decreased demand for our fuel products resulting from regulatory and market efforts for improved engine fuel efficiency, fuel conservation and alternative fuels and technologies;
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
•inflationary pressures;
•increasing labor costs;
•labor availability;

•increased cost of fleet card fees;
•increased costs for nonfuel products that we may not be able to pass through to our customers;
•increases in our cost of capital due to increasing market interest rates;
•adverse impacts from the current supply chain challenges;
•increased costs we may need to incur to operate our business in response to the COVID-19 pandemic, including enhancing sanitation and other preventative measures, sick pay and possible implementation of a vaccine mandate and/or testing protocols; and
•the negative impacts on our gross margins and working capital requirements due to the higher level of prices for petroleum products or due to increases in the cost of our fuel or nonfuel products resulting from inflation generally.
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $536,002 at December 31, 2021, and net cash provided by operating activities of $154,461 in 2021, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities. We believe we have sufficient financial resources to fund operating and financing costs and required capital expenditures for greater than 12 months.
Our Investment and Financing Liquidity and Resources
Revolving Credit Facility
On December 14, 2020, we and certain of our subsidiaries entered into an amendment to our Amended and Restated Loan and Security Agreement, or the Credit Facility, with a group of commercial banks that matures on July 19, 2024. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At December 31, 2021, based on our qualified collateral, a total of $104,703 was available to us for loans and letters of credit under the Credit Facility. At December 31, 2021, there were no borrowings under the Credit Facility and $14,128 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $90,575 available for our use as of that date. As of February 21, 2022, there were no borrowings outstanding under the Credit Facility and approximately $90,575 available under the Credit Facility for our use.
Term Loan Facility
On December 14, 2020, we entered into a $200,000 Term Loan Facility, or the Term Loan Facility, which is secured by a pledge of all the equity interests of substantially all of our wholly owned subsidiaries, a pledge, subject to the prior interest of the lenders under our Credit Facility, of substantially all of our other assets and the assets of such wholly owned subsidiaries and mortgages on certain of our fee owned real properties. We used the net proceeds of $190,062 from our Term Loan Facility for general business purposes, including the funding of deferred capital expenditures, updates to key information technology infrastructure and growth initiatives consistent with our Transformation Plan. Interest on amounts outstanding under the Term Loan Facility are calculated at LIBOR, with a LIBOR floor of 1 basis points, plus 6 basis points and the Term Loan Facility matures on December 14, 2027. Our Term Loan Facility requires periodic interest payments based on the interest period selected and quarterly principal payments of $500, or 1.0% of the original principal amount annually. In addition, beginning with the year ended December 31, 2021 and for each twelve month period thereafter (each considered an “Excess Cash Flow Period”, as defined), we are required to calculate Excess Cash Flow, as defined, and prepay an amount equal to Excess Cash Flow less other defined adjustments. The prepayment, as calculated, is due 95 days after the end of the respective Excess Cash Flow Period. There was no required prepayment due as of December 31, 2021. Remaining principal amounts outstanding under the Term Loan Facility may be prepaid beginning on December 14, 2022.

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
West Greenwich Loan
On February 7, 2020, we entered into a 10 year term loan for $16,600 with The Washington Trust Company, or the West Greenwich Loan. The West Greenwich Loan is secured by a mortgage encumbering our travel center located in West Greenwich, Rhode Island. The interest rate is fixed at 3.85% for five years based on the five year Federal Home Loan Bank rate plus 0.0198 basis points, and will reset thereafter. The West Greenwich Loan requires us to make principal and interest payments monthly. The proceeds from the West Greenwich Loan were used for general business purposes. We may, at our option with 60 days prior written notice, repay the loan in full prior to the end of the 10 year term plus, if repaid prior to February 7, 2023, a nominal penalty.
Senior Notes
As of December 31, 2021, we had outstanding the following Senior Notes, as defined below:

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
IHOP Secured Advance Note
On October 28, 2019, we entered into a multi unit franchise agreement with IHOP Franchisor LLC, or IHOP, in which we agreed to rebrand and convert certain of our full service restaurants to IHOP restaurants over five years, or the IHOP Agreement. Concurrent with entering into the IHOP Agreement, we entered into a Secured Advance Note with IHOP, or the IHOP Note, pursuant to which we can borrow up to $10,000 in connection with the costs to convert our full service restaurants to IHOP restaurants. As of December 31, 2021 and 2020, there were no loans outstanding under the IHOP Note.
QSL Business Sale
On April 21, 2021, we completed the sale of our QSL business for $5,000 excluding costs to sell and certain closing adjustments.
Lease Amendments
On March 9, 2021, we and SVC amended one of the SVC Leases to reflect the renewal of a third party ground lease at one of the 179 travel center properties that we lease from SVC. This ground lease, which was previously accounted for as an operating lease, is now accounted for as a finance lease.
For more information about our dispositions, debt financing, leases, equity and investments, please refer to Note 3, 7, 8, 9, 11 and 13 to the Consolidated Financial Statements included in Part IV, Item 15. of this Annual Report.

Sources and Uses of Cash
The following is a summary of our sources and uses of cash for the years ended December 31, 2021 and 2020, as reflected in our consolidated statements of cash flows:

	Year Ended December 31,
(in thousands)	2021	2020	$ Change
Cash and cash equivalents at the beginning of the period	$483,151	$17,206	$465,945
Net cash provided by (used in):
Operating activities	154,461	244,408	(89,947)
Investing activities	(93,914)	(55,155)	(38,759)
Financing activities	(7,706)	276,641	(284,347)
Effect of exchange rate changes on cash	10	51	(41)
Cash and cash equivalents at the end of the period	$536,002	$483,151	$52,851
Cash Flows from Operating Activities. During 2021 and 2020, we had net cash inflows from operating activities of $154,461 and $244,408, respectively. The change of $89,947 was primarily due to a decrease in cash generated from working capital, primarily as a result of lower receivable collections in 2021 due to the collection of $70,100 in 2020 related to the federal biodiesel tax credit, partially offset by higher earnings in 2021.
Cash Flows from Investing Activities. During 2021 and 2020, we had net cash outflows from investing activities of $93,914 and $55,155, respectively. The change of $38,759 primarily resulted from an increase in capital expenditures, partially offset by proceeds from the sale of assets, which primarily included the divestiture of the QSL business and the sale of land in Mesquite, Texas.

Cash Flows from Financing Activities. During 2021, we had net cash outflows from financing activities of $7,706 as compared to net cash inflows of $276,641 during 2020, respectively. The change of $284,347 primarily resulted from the $190,062 net proceeds received from the Term Loan Facility, $79,980 net proceeds received from the underwritten public equity offering and $16,600 proceeds received under the West Greenwich Loan during 2020, and repayments of $2,000 on our Term Loan Facility and repayments of $664 on the West Greenwich Loan during the year ended December 31, 2021, partially offset by a $7,900 repayment of our borrowings under our Credit Facility during the year ended December 31, 2020.
We believe we have adequate financial resources from our existing cash flows from operations, together with cash on hand and amounts available under our Credit Facility to support our business for at least the next 12 months.

Off Balance Sheet Arrangements
As of December 31, 2021, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions
We have relationships and historical and continuing transactions with SVC, RMR and others related to them. For further information about these and other such relationships and related party transactions, see Notes 8, 12 and 13 to the Consolidated Financial Statements included in Part IV, Item 15. of this Annual Report and the section captioned "Business – Our Leases with SVC" above in Part I, Item 1. of this Annual Report, which are incorporated herein by reference, our other filings with the SEC and our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended December 31, 2021. For further information about the risks that may arise as a result of these and other related party transactions and relationships, see elsewhere in this Annual Report, including "Warning Concerning Forward-Looking Statements" and Part I, Item 1A. "Risk Factors." We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.

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
Impairment of Long Lived Assets. We review definite lived assets for indicators of impairment during each reporting period. We recognize impairment charges when (i) the carrying value of a long lived asset or asset group to be held and used in the business is not recoverable and exceeds its fair value and (ii) when the carrying value of a long lived asset or asset group to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Our estimates of fair value are based on our estimates of likely market participant assumptions, including our current expectations for projected fuel sales volume, nonfuel revenues, fuel and nonfuel gross margins, site level operating expense and real estate rent expense. If the business climate deteriorates, our actual results may not be consistent with these assumptions and estimates. The discount rate is used to measure the present value of projected future cash flows and is set at a rate we believe is likely to be used by a market participant using a weighted average cost of capital method that considers market and industry data as well as our specific risk factors. The weighted average cost of capital is our estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. We use a number of assumptions and methods in preparing valuations underlying impairment tests, including estimates of future cash flows and discount rates and in some instances we may obtain third party appraisals. We recognize impairment charges in the period during which the circumstances surrounding an asset or asset group to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset or asset group is made. We perform our impairment analysis for substantially all of our property and equipment and lease assets at the individual site level because that is the lowest level of asset and liability groupings for which the cash flows are largely independent of the cash flows of other assets and liabilities.
Impairment of Definite Lived Intangible Assets. We assess intangible assets with definite lives for impairment annually as of November 30 or whenever events or changes in circumstances warrant a revision to the remaining period of amortization. Definite lived intangible assets primarily include our agreements with franchisees. For 2021, definite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales, collection of royalties from franchisees and any changes in the manner in which the assets were used that could impact the values of the assets.
Impairment of Indefinite Lived Intangible Assets and Goodwill. We assess intangible assets with indefinite lives for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable using either a quantitative or qualitative analysis. Indefinite lived intangible assets consisted of trademarks and their fair value was determined using a relief from royalty method. We subject goodwill and indefinite lived assets to further evaluation and recognize impairment charges when events and circumstances indicate the carrying value of the goodwill or indefinite lived intangible asset exceeds the fair market value of the asset. For 2021, indefinite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to, and based on, the assumptions used in the most recent quantitative assessment.

Goodwill is tested for impairment at the reporting unit level annually as of July 31, or more frequently if the circumstances warrant. We have one reporting unit, travel centers. As of July 31, 2021, we evaluated our travel centers reporting unit for impairment using a qualitative analysis which included evaluating financial trends, industry and market conditions and assessing the reasonableness of the assumptions used in the most recent quantitative analysis, including comparing actual results to the projections used in the quantitative analysis.
After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of the travel centers reporting unit was less than its carrying amount.

The impact of the COVID-19 pandemic on our operations was included in our analyses. The ultimate adverse impact of the COVID-19 pandemic or a similar health crisis is highly uncertain. We are continuing to closely monitor the impact of the pandemic on all aspects of our business and intend to respond to developments accordingly.

Customer Loyalty Programs. We offer travel center trucking customers and casual restaurant diners the option to participate in customer loyalty programs. Our customer loyalty programs provide customers with the right to earn loyalty awards on qualifying purchases that can be used for discounts on future purchases of goods or services. We apply a relative standalone selling price approach to our outstanding loyalty awards whereby a portion of each sale attributable to the loyalty awards earned is deferred and will be recognized as revenue in the category in which the loyalty awards are redeemed upon the redemption or expiration of the loyalty awards. Significant judgment is required to determine the standalone selling price for loyalty awards. Assumptions used in determining the standalone selling price include the historic redemption rate and the use of a weighted average selling price for fuel to calculate the revenues attributable to the loyalty awards. To the extent an estimate is inaccurate, our liabilities, revenues and net income (loss) attributable to common stockholders may be understated or overstated.
Income Tax Matters. As part of the process of preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for financial statement and tax reporting purposes. These temporary differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. We are required to record a valuation allowance to reduce deferred tax assets if we are not able to conclude that it is more likely than not these assets will be realized. In measuring our deferred tax assets, we consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for all or a portion of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. We continue to maintain a valuation allowance against the deferred tax assets related to certain net operating loss and tax credit carryforwards in certain federal, state and foreign jurisdictions. To the extent our estimates of future taxable income or other assumptions prove inaccurate, we may need to recognize additional amounts of valuation allowance, which would increase our book income tax expense and reduce our net income (loss) attributable to common stockholders in future periods.
Accounting for Leases. With respect to accounting for leases, each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a finance lease or an operating lease. The classification of a lease as finance or operating affects whether and how the transaction is reflected in our consolidated balance sheets, as well as our recognition of rental payments as rent or interest expense. For all leases with a term greater than 12 months, we recognize a lease asset and liability in our consolidated balance sheet. Certain of our leases include renewal options and purchase options. Renewal periods are included in calculating our lease assets and liabilities when they are reasonably certain. We calculate our lease assets and liabilities using the discount rate implicit in the SVC Leases and our incremental borrowing rate for all other leases. These evaluations require us to make estimates of, among other things, the remaining useful life and residual value of leased properties, appropriate discount rates that may be realized from the leased properties. Incorrect assumptions or estimates may result in misclassification of our leases or the understatement or overstatement of our lease assets and liabilities. Our lease accounting policies involve significant judgments based upon our experience, including judgments about current valuations, estimated useful lives and salvage or residual values. In the future, we may need to revise our assessments to incorporate information which is not known at the time of our previous assessments, and such revisions could increase or decrease our depreciation expense related to properties that we lease, result in the classification of some of our leases as other than operating leases or decrease the carrying values of some of our assets.

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

Environmental and Climate Change Matters
Governmental actions, including legislation, regulations, treaties and commitments, such as those seeking to reduce greenhouse gas emissions, and market actions in response to concerns about climate change, may decrease the demand for our major product, diesel fuel, and may require us to make significant capital or other expenditures related to alternative energy distribution or other changing fuel conservation practices. Federal and state governments require manufacturers to limit emissions from trucks and other motor vehicles, such as the U.S. EPA's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel. Further, legislative and regulatory initiatives requiring increased truck fuel efficiency have accelerated in the United States and these mandates have and may continue to result in decreased demand for diesel fuel.
For example, in August 2021 the EPA and the National Highway Traffic Safety Administration proposed new rules intended to phase in more stringent fuel efficiency standards for passenger cars and light duty trucks. In addition, the California Air Resources Board, and other similar state government agencies routinely consider rulemaking activity the purpose of which is to improve fuel efficiency and limit pollution from vehicles. Moreover, market concerns regarding climate change may result in decreased demand for fossil fuels and increased adoption of higher efficiency fuel technologies and alternative energy sources. Regulations that limit, or market demands to reduce carbon emissions, may cause our costs at our locations to significantly increase, make some of our locations obsolete or completely disadvantaged, or require us to make material investments in our properties. For example, we have installed electric charging capacity at certain of our travel centers and expect to install them at additional travel centers and we are also evaluating hydrogen dispensing as another alternative fuel offering at certain of our travel centers.

Some observers believe severe weather activities in different parts of the country over the last few years are evidence of global climate change. Such severe weather may have an adverse effect on individual properties we own, lease or operate, or the volume of business at our locations. We mitigate these risks by owning, leasing and operating a geographically diversified portfolio of properties, by procuring insurance coverage we believe adequately protects us from material damages and losses and by attempting to monitor and be prepared for such events. However, we cannot be certain that our mitigation efforts will be sufficient or that future weather-related events or other climate changes that may occur will not have an adverse effect on our business.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2021.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15. of this Annual Report.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2021, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant awards of options and shares of common stock under the TravelCenters of America Inc. Amended and Restated 2016 Equity Compensation Plan, or the 2016 Plan, from time to time to our Directors, officers, employees and other individuals who render services to us. In 2021, we awarded 319,140 shares of common stock to our Directors, officers, employees and others who provided services to us. The terms of awards made under the Plan are determined by the Compensation Committee of our Board of Directors at the time of the grant. The following table is as of December 31, 2021.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securityholders - 2016 Plan	None.	None.	854,297(1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	854,297(1)
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

4.7		Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

4.8		Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

4.9		Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

4.10		Description of Securities of the Registrant (Incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021)

10.1
Transaction Agreement, dated as of January 29, 2007, by and among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, TravelCenters of America LLC and The RMR Group LLC (Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 20, 2007)

10.2
Registration Rights Agreement, dated as of August 11, 2008, between TravelCenters of America LLC and Hospitality Properties Trust (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008)

10.3
Amended and Restated Loan and Security Agreement, dated as of October 25, 2011, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities from time to time parties thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 28, 2011)

10.4
Joinder Agreement, dated as of February 26, 2014, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, TravelCenters of America Holding Company LLC, Petro Franchise Systems LLC, TA Franchise Systems LLC, TA Operating Nevada LLC, TA Operating Texas LLC, and Wells Fargo Capital Finance, LLC (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed on August 21, 2014)

10.5
Amendment to Amended and Restated Loan and Security Agreement, dated as of December 19, 2014, by and among TravelCenters of America LLC, TA Leasing LLC, TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities from time to time parties thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2014)

10.6
Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of July 19, 2019, by and among TravelCenters of America LLC and TA Operating LLC, as borrowers, each of the Guarantors named therein, Wells Fargo Capital Finance, LLC, as Agent, and the entities party thereto as Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 22, 2019)

10.7
Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated as of December 14, 2020, among TravelCenters of America Inc. and TA Operating LLC, as borrowers, each of the guarantors named therein, Wells Fargo Capital Finance LLC, as agent, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 16, 2020)

10.8
Amended and Restated Business Management and Shared Services Agreement, dated as of March 12, 2015, by and between TravelCenters of America LLC and Reit Management & Research LLC (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 13, 2015)

10.9	*
Form of Share Award Agreement under the TravelCenters of America LLC 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017)

10.10	†
WEX Merchant Acceptance Agreement, dated as of November 5, 2016, by and between WEX Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 2, 2021)

10.11	†
Amendment # 1 to the WEX Merchant Acceptance Agreement, executed as of January 6, 2017, by and between WEX Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the year ended September 30, 2021, filed on November 2, 2021)

10.12	†	Amendment # 4 to the WEX Merchant Acceptance Agreement, dated as of December 6, 2021, by and between WEX Inc. and TA Operating LLC (filed herewith)

10.13	†
Amended and Restated Amendment to Comdata Merchant Agreement, dated as of December 14, 2011, by and between Comdata Network, Inc. (now Comdata Inc.) and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 4, 2021)

10.14	†
Second Amendment to the Comdata Merchant Agreement, effective as of December 4, 2020, by and between Comdata Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021)

10.15
Second Amendment to Lease Agreement, dated as of May 25, 2018, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed on August 6, 2018)

10.16
Second Amended and Restated Lease Agreement No. 1, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.17
Second Amended and Restated Lease Agreement No. 2, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.18
Second Amended and Restated Lease Agreement No. 3, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.19
Second Amended and Restated Lease Agreement No. 4, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.20
First Amendment to Second Amended and Restated Lease Agreement No. 4, dated as of March 9, 2021, by and between HPT TA Properties Trust, HPT Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed May 4, 2021)

10.21		Second Amendment to Second Amended and Restated Lease Agreement No. 4, dated as of November 9, 2021, by and between HPT TA Properties Trust, HPT Properties LLC and TA Operating LLC (filed herewith)

10.22
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

10.24
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.25
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.26
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.27
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of Highway Ventures Properties Trust and Highway Ventures Properties LLC (Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.28	*
Form of Restricted Stock Agreement under the TravelCenters of America Inc. 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.85 to our Annual Report on Form 10-K filed on February 25, 2020)

10.29	*	TravelCenters of America Inc. Second Amended and Restated 2016 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 14, 2021)

10.30	*	Summary of Director Compensation (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 14, 2021)

10.31	*
Form of Restricted Stock Agreement under the TravelCenters of America Inc. Second Amended and Restated 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021)

10.32
Credit Agreement, dated as of December 14, 2020 among TravelCenters of America Inc., Citibank, N.A., as administrative agent, Delaware Trust Company, as collateral agent, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2020)

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

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
TravelCenters of America Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TravelCenters of America Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 23, 2022, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Fixed Asset and Right of Use Asset Impairment Assessment
As described in Note 1 to the financial statements, the Company reviews definite lived assets for indicators of impairment during each reporting period. The Company recognizes impairment charges when (i) the carrying value of a long lived asset or asset group to be held and used in the business is not recoverable and exceeds its fair value and (ii) when the carrying value of a long lived asset or asset group to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Management’s estimates of fair value are based on estimates of likely market participant assumptions, including their current expectations for projected fuel sales volume, nonfuel revenues, fuel and nonfuel gross margins, site level operating expense and real estate rent expense. If the business climate deteriorates, the Company’s actual results may not be consistent with these assumptions and estimates. The discount rate is used to measure the present value of projected future cash flows and is set at a rate the Company believes is likely to be used by a market participant using a weighted average cost of capital method that considers market and industry data as well as management's specific risk factors. The weighted average cost of capital is management’s estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. Management uses a number of assumptions and methods in preparing the valuations underlying impairment tests, including estimates of future cash flows and discount rates and in some instances may obtain third party appraisals. Management
1

performs an impairment analysis for substantially all property and equipment and operating lease assets at the individual site level because that is the lowest level of asset and liability groupings for which the cash flows are largely independent of the cash flows of other assets and liabilities.
We identified the evaluation of potential indicators of impairment for fixed assets and right of use assets as a critical audit matter because management’s review of definite lived assets for indicators of impairment and measurement of the fair value of long lived assets or asset groups requires a high degree of auditor judgment when evaluating the significant assumptions described above and increased audit effort.
Our audit procedures related to the Company’s evaluation of fixed asset and right of use asset impairment assessment included the following, among others:
•We obtained an understanding of the relevant controls related to fixed asset and right of use asset impairment assessment and tested such controls for design and operating effectiveness, including management review controls over the significant assumptions noted above.
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
Realizability of Deferred Tax Assets
As described in Note 10 of the financial statements, at December 31, 2021, the Company had deferred tax assets of $147 million, net of valuation allowance of $2 million. Deferred tax assets are reduced by a valuation allowance when it is more likely than not the deferred tax asset will not be realized. Management applied significant judgment in considering the relative impact of negative and positive evidence to determine whether sufficient future taxable income will be generated to support the realization of the existing deferred tax assets prior to expiration.
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
February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
TravelCenters of America Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited TravelCenters of America Inc.'s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for the years then ended, and the related notes to the consolidated financial statements and our report dated February 23, 2022, expressed an unqualified opinion.
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

/s/ RSM US LLP
Cleveland, Ohio
February 23, 2022

	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$536,002	$483,151
Accounts receivable (net of allowance for doubtful accounts of $1,003 and $1,016 as of December 31, 2021 and 2020, respectively)	111,392	94,429
Inventory	191,843	172,830
Other current assets	37,947	35,506
Total current assets	877,184	785,916

Property and equipment, net	831,427	801,789
Operating lease assets	1,659,526	1,734,883
Goodwill	22,213	22,213
Intangible assets, net	10,934	11,529
Other noncurrent assets	107,217	87,530
Total assets	$3,508,501	$3,443,860

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$206,420	$158,075
Current operating lease liabilities	118,005	111,255
Other current liabilities	194,853	175,867
Total current liabilities	519,278	445,197

Long term debt, net	524,781	525,397
Noncurrent operating lease liabilities	1,655,359	1,763,166
Other noncurrent liabilities	106,230	69,121
Total liabilities	2,805,648	2,802,881

Stockholders' equity:
Common stock, $0.001 par value, 216,000 and 216,000 shares of common stock authorized as of December 31, 2021 and 2020, respectively, and 14,839 and 14,574 shares of common stock issued and outstanding as of December 31, 2021 and 2020, respectively	14	14
Additional paid-in capital	785,597	781,841
Accumulated other comprehensive loss	(198)	(205)
Accumulated deficit	(82,560)	(141,084)
Total TA stockholders' equity	702,853	640,566
Noncontrolling interest	—	413
Total stockholders' equity	702,853	640,979
Total liabilities and stockholders' equity	$3,508,501	$3,443,860
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Balance Sheets
(in thousands, except par value amount)

	Year Ended December 31,
	2021	2020
Revenues:
Fuel	$5,374,695	$3,084,323
Nonfuel	1,946,732	1,747,418
Rent and royalties from franchisees	15,417	14,296
Total revenues	7,336,844	4,846,037

Cost of goods sold (excluding depreciation):
Fuel	4,981,903	2,750,971
Nonfuel	771,292	685,391
Total cost of goods sold	5,753,195	3,436,362

Site level operating expense	955,385	870,329
Selling, general and administrative expense	155,355	145,038
Real estate rent expense	255,627	255,743
Depreciation and amortization expense	96,507	127,789
Other operating income, net	(2,275)	—

Income from operations	123,050	10,776

Interest expense, net	46,786	30,479
Other expense, net	810	1,379
Income (loss) before income taxes	75,454	(21,082)
(Provision) benefit for income taxes	(17,263)	6,178
Net income (loss)	58,191	(14,904)
Less: net (loss) for noncontrolling interest	(333)	(1,005)
Net income (loss) attributable to common stockholders	$58,524	$(13,899)

Other comprehensive income (loss), net of taxes:
Foreign currency income (loss), net of taxes of $6 and $26, respectively	$7	$(33)
Other comprehensive income (loss) attributable to common stockholders	7	(33)

Comprehensive income (loss) attributable to common stockholders	$58,531	$(13,932)

Net income (loss) per share of common stock attributable to common stockholders:
Basic and diluted	$4.01	$(1.23)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$58,191	$(14,904)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash rent credits, net	(22,880)	(21,486)
Depreciation and amortization expense	96,507	127,789
Gain on sale of assets	(2,275)	—
Deferred income taxes	16,949	(5,418)
Changes in operating assets and liabilities:
Accounts receivable	(17,060)	78,328
Inventory	(19,011)	23,460
Other assets	(8,016)	(1,514)
Accounts payable and other liabilities	42,925	46,952
Other, net	9,131	11,201
Net cash provided by operating activities	154,461	244,408

Cash flows from investing activities:
Capital expenditures	(104,852)	(54,386)
Proceeds from other asset sales	11,526	1,873
Investment in equity investee	(1,350)	(2,928)
Other	762	286
Net cash used in investing activities	(93,914)	(55,155)

Cash flows from financing activities:
Net proceeds from underwritten equity offering	—	79,980
Net proceeds from Term Loan Facility	—	191,516
West Greenwich Loan borrowings	—	16,600
Payments on West Greenwich Loan	(664)	—
Payments on Term Loan	(2,000)	—
Payments on Revolving Credit Facility	—	(7,900)
Acquisition of stock from employees	(1,994)	(1,750)
Other, net	(3,048)	(1,805)
Net cash (used in) provided by financing activities	(7,706)	276,641

Effect of exchange rate changes on cash	10	51
Net increase in cash and cash equivalents	52,851	465,945
Cash and cash equivalents at the beginning of the year	483,151	17,206
Cash and cash equivalents at the end of the year	$536,002	$483,151

Supplemental disclosure of cash flow information:
Lease modification (operating to finance lease)	$28,201	$—
Interest paid (including rent classified as interest and net of capitalized interest)	44,249	28,039
Income taxes paid (refunded)	682	(1,210)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total TA Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2019	8,307	$8	$698,402	$(172)	$(127,185)	$571,053	$1,483	$572,536
Grants under share award plan and stock based compensation, net	167	—	3,465	—	—	3,465	—	3,465
Proceeds from underwritten public equity offering	6,100	6	79,974	—	—	79,980	—	79,980
Distributions to noncontrolling interest	—	—	—	—	—	—	(65)	(65)
Other comprehensive loss, net of taxes	—	—	—	(33)	—	(33)	—	(33)
Net loss	—	—	—	—	(13,899)	(13,899)	(1,005)	(14,904)
December 31, 2020	14,574	14	781,841	(205)	(141,084)	640,566	413	640,979
Grants under share award plan and stock based compensation, net	265	—	3,756	—	—	3,756	—	3,756
Distributions to noncontrolling interest	—	—	—	—	—	—	(80)	(80)
Other comprehensive income, net of taxes	—	—	—	7	—	7	—	7
Net income (loss)	—	—	—	—	58,524	58,524	(333)	58,191
December 31, 2021	14,839	$14	$785,597	$(198)	$(82,560)	$702,853	$—	$702,853
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

1.Summary of Significant Accounting Policies
General Information and Basis of Presentation
TravelCenters of America Inc. is a Maryland corporation. We operate or franchise 280 travel centers, standalone truck service facilities and a standalone restaurant. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of December 31, 2021, our business included 276 travel centers in 44 states in the United States and the province of Ontario, Canada, primarily along the U.S. interstate highway system, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of these travel centers, we owned 51, we leased 181, we operated two for a joint venture in which we owned a noncontrolling interest and 42 were owned or leased from others by our franchisees. We operated 232 of our travel centers and franchisees operated 44 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as a wide range of truck repair and maintenance services, diesel exhaust fluid, full service restaurants, or FSRs, quick service restaurants, or QSRs and various customer amenities.
As of December 31, 2021, our business included three standalone truck service facilities operated under the "TA Truck Service" brand name. Of these standalone truck service facilities, we leased two and owned one. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
As of December 31, 2021, our business included one standalone restaurant that we operated for a joint venture in which we owned a noncontrolling interest.
On April 21, 2021, we completed the sale of our Quaker Steak & Lube, or QSL, business for $5,000 excluding costs to sell and certain closing adjustments. See Note 3 of this Annual Report for more information about the sale of our QSL business.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations.
Our consolidated financial statements include the accounts of TravelCenters of America Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated. We use the equity method of accounting for investments in entities where we control up to 50% of the investee's voting stock and have the ability to significantly influence, but not control, the investee's operating and financial policies. See Note 11 for more information about our equity investments.
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
Impairment. We review definite lived assets for potential indicators of impairment during each reporting period. We recognize impairment charges when (i) the carrying value of a long lived asset or asset group to be held and used in the business is not recoverable and exceeds its fair value and (ii) when the carrying value of a long lived asset or asset group to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Our estimates of fair value are based on our estimates of likely market participant assumptions, including our current expectations for projected fuel sales volume, nonfuel revenues, fuel and nonfuel gross margins, site level operating expense and real estate rent expense. If the business climate deteriorates, our actual results may not be consistent with these assumptions and estimates. The discount rate is used to measure the present value of projected future cash flows and is set at a rate we believe is likely to be used by a market participant using a weighted average cost of capital method that considers market and industry data as well as our specific risk factors. The weighted average cost of capital is our estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. We use a number of assumptions and methods in preparing valuations underlying the impairment tests including estimates of future cash flows and discount rates, and in some instances we may obtain third party appraisals. We recognize impairment charges in the period during which the circumstances surrounding an asset or asset group to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset or asset group is made. We perform our impairment analysis for substantially all of our property and equipment and lease assets at the individual site level because that is the lowest level of asset and liability groupings for which the cash flows are largely independent of the cash flows of other assets and liabilities.
In March 2020, COVID-19 was declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary declared a public health emergency in the United States in response to the outbreak. The impact of the COVID-19 pandemic on our operations was included in our analyses. The ultimate adverse impact of the COVID-19 pandemic or a similar health crisis is highly uncertain. We are continuing to closely monitor the impact of the pandemic on all aspects of our business and intend to respond to developments accordingly.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

During 2021 and 2020, based on our evaluation of certain low performing owned and leased standalone restaurants, we incurred impairment charges of $650 and $6,574, respectively, to our property and equipment, which was included in depreciation and amortization expense and $1,262, to our operating lease assets during 2020, which was included in real estate expense in our consolidated statement of operations and comprehensive income (loss).
We assess intangible assets with definite lives for impairment annually or whenever events or changes in circumstances warrant a revision to the remaining period of amortization. Definite lived intangible assets primarily include our agreements with franchisees. For 2021, definite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales, collection of royalties from franchisees and any changes in the manner in which the assets were used that could impact the values of the assets. During 2021 and 2020, we did not record any impairment charges related to, or recognize a revision to the remaining period of amortization of, our definite lived intangible assets.
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
Goodwill is tested for impairment at the reporting unit level annually as of July 31, or more frequently if the circumstances warrant. We have one reporting unit, travel centers, due to the sale of our QSL business in April 2021. As of July 31, 2021, we evaluated our travel centers reporting unit for impairment using a qualitative analysis which included evaluating financial trends, industry and market conditions and assessing the reasonableness of the assumptions used in the most recent quantitative analysis, including comparing actual results to the projections used in the quantitative analysis. Based on the assessment performed, we concluded that it is not more likely than not that the fair value of the travel centers reporting unit was less than its carrying amount. Annual impairment testing for the travel centers reporting unit for 2020 was performed using a quantitative analysis under which the fair value of our reporting unit was estimated using both an income approach and a market approach. Based on our analysis in 2020, we concluded that goodwill for our travel centers reporting unit was not impaired. During 2020, we performed an impairment assessment of the goodwill in our QSL reporting unit using the same quantitative analysis approach that we historically followed for our goodwill impairment assessments. Based on our analysis, during the second quarter of 2020, we recorded a goodwill impairment charge of $3,046, which was recognized in depreciation and amortization expense in our consolidated statement of operations and comprehensive income (loss) related to our QSL reporting unit prior to its disposal.
We evaluate indefinite lived intangible assets for impairment as of November 30, or more frequently if the circumstances warrant. During 2021 and 2020, indefinite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to, and based on, the assumptions used in the most recent quantitative assessment. During 2021 and 2020, we did not record any impairment charges related to our indefinite lived intangible assets.
Stock Based Employee Compensation. We have historically granted awards of our shares of common stock under our share award plans. Stock awards issued to our Directors vest immediately. Stock awards made to others vest in five or 10 equal annual installments beginning on the date of the award. Compensation expense related to stock awards is determined based on the market value of our shares of common stock on the date of the award with the aggregate value of the shares of common stock awarded amortized to expense over the period of time over which the stock based payments vest. We recognize forfeited stock awards as they occur. We include stock based compensation expense in selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss).

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

Software as a Service Agreements. We subscribe to software agreements, commonly referred to as Software as a Service agreements or cloud-based applications, as an alternative in some cases to developing or licensing internal-use software. We capitalize the implementation costs for these subscription services and amortize to expense over the terms of the respective contracts. On the consolidated balance sheets, the remaining unamortized implementation costs are recorded within other current assets and other noncurrent assets. We record the subscription fees and amortized implementation costs to either selling, general and administrative expense or site level operating expense (depending on the nature of the application) in our consolidated statements of operations and comprehensive income (loss).

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
Asset Retirement Obligations. We recognize the future costs for our obligations related to the removal of our underground storage tanks and certain improvements we own at leased properties over the estimated useful lives of each asset requiring removal. We record a liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long lived asset at the time such an asset is installed. We base the estimated liability on our historical experiences in removing these assets, their estimated useful lives, external estimates as to the cost to remove the assets in the future and regulatory or contractual requirements. The liability is a discounted liability using a credit adjusted risk free rate. Our asset retirement obligations at December 31, 2021 and 2020, were $6,211 and $5,752, respectively, and are presented in other noncurrent liabilities in our consolidated balance sheets.
Leasing Transactions. Leasing transactions are a material part of our business. We have lease agreements covering many of our properties, as well as various equipment, with the most significant leases being our five leases with Service Properties Trust, or SVC. We recognize operating lease assets and liabilities for all leases with an initial term greater than 12 months. Leases with an initial term of 12 months or less are not recognized in our consolidated balance sheets. Our operating lease liabilities represent the present value of our unpaid lease payments. The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in our leases with SVC and our incremental borrowing rate for all other leases. Certain of our leases include renewal options, and certain of our leases include escalation clauses and purchase options. Renewal periods are included in calculating our lease assets and liabilities when they are reasonably certain. We evaluate the potential inclusion of renewal periods on a case by case basis, based on terms of the applicable renewal option, the availability of comparable replacement property and our ability to bear the exit costs associated with the termination of the lease, among other things.
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
Recently Issued Accounting Pronouncements
The following table summarizes recent accounting standard updates, or ASU, issued by the Financial Accounting Standards Board, or FASB, that could have an impact on our consolidated financial statements.

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
Recently Adopted Standards
ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This update eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes.	January 1, 2021	The implementation of this update did not have a material impact on our consolidated financial statements.
Recently Issued Standards
ASU 2021-10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance	This update aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements.	January 1, 2022	We are currently assessing whether this update will have a material impact on our consolidated financial statements.

ASU 2021-01 - Reference Rate Reform (Topic 848) Scope	This update clarifies that certain optional expedients and exceptions for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.	January 1, 2023	We are currently assessing whether this update will have a material impact on our consolidated financial statements.

ASU 2020-04 - Reference Rate Reform (Topic 848) Facilitation of the effects of Reference Rate Reform of Financial Reporting	This update provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.	January 1, 2023	We are currently assessing whether this update will have a material impact on our consolidated financial statements.

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
Fuel Revenues. We recognize fuel revenues and the related costs at the time of sale to customers at our company operated locations. We sell diesel fuel and gasoline to our customers at prices that we establish daily or are indexed to market prices and reset daily. We sell diesel fuel under pricing arrangements with certain customers. For the year ended December 31, 2021, approximately 89.9% of our diesel fuel volume was sold at discounts to posted prices under pricing arrangements with our fleet customers, some of which include rebates payable to the customer after the end of the period.
Nonfuel Revenues. We recognize nonfuel revenues and the related costs at the time of sale to customers at our company operated locations. We sell a variety of nonfuel products and services at stated retail prices in our travel centers and standalone restaurants, as well as through our TA Truck Service Emergency Roadside Assistance®, TA Truck Service Mobile Maintenance®, and TA Commercial Tire Network™ programs. Truck repair and maintenance goods or services may be sold at discounted prices under pricing arrangements with certain customers, some of which include rebates payable to the customer after the end of the period.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Disaggregation of Revenues

We disaggregate our revenues based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive income (loss). Nonfuel revenues disaggregated by type of good or service for the years ended December 31, 2021 and 2020, were as follows:

	Year Ended December 31,
	2021	2020
Nonfuel revenues:
Truck service	$747,079	$670,847
Store and retail services	751,097	660,921
Restaurant	310,718	308,525
Diesel exhaust fluid	137,838	107,125
Total nonfuel revenues	$1,946,732	$1,747,418
Contract Liabilities
Our contract liabilities, which are presented in our consolidated balance sheets in other current and other noncurrent liabilities, primarily include deferred revenues related to our customer loyalty programs, gift cards, rebates payable to customers and other deferred revenues. The following table shows the changes in our contract liabilities between periods.

	Customer Loyalty Programs	Deferred Franchise Fees and Other	Total
December 31, 2020	$22,821	$7,145	$29,966
Increases due to unsatisfied performance obligations arising during the period	127,425	12,679	140,104
Revenues recognized from satisfied performance obligations during the period	(126,363)	(11,181)	(137,544)
Other	2,237	(2,487)	(250)
December 31, 2021	$26,120	$6,156	$32,276
As of December 31, 2021, we expect the unsatisfied performance obligations relating to our customer loyalty programs will generally be satisfied within 12 months.
As of December 31, 2021, the deferred initial and renewal franchise fee revenue expected to be recognized in future periods ranges between $507 and $595 for each of the years 2022 through 2026.

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
During the second quarter of 2021, we recognized a $606 loss on the sale of QSL, which was included in other operating income, net, in our consolidated statements of operations and comprehensive income (loss). Impairment charges relating to our QSL net asset disposal group, primarily resulting from the change in fair value of underlying assets sold, cumulatively totaled $14,365, which included $650 and $13,715 recognized during the years ended December 31, 2021 and 2020 , respectively, and were included in depreciation and amortization expense in our consolidated statements of operations and comprehensive income (loss).

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

4. Property and Equipment
Property and equipment, net as of December 31, 2021 and 2020, consisted of the following:

	December 31,
	2021	2020
Machinery, equipment and furniture	$530,642	$531,755
Land and improvements	319,314	315,906
Leasehold improvements	342,952	296,396
Buildings and improvements	299,936	295,588
Construction in progress	60,590	14,391
Property and equipment, at cost	1,553,434	1,454,036
Less: accumulated depreciation and amortization	722,007	652,247
Property and equipment, net	$831,427	$801,789
Total depreciation expense for the years ended December 31, 2021 and 2020, was $91,044 and $103,178, respectively, which included impairment charges of $650 and $6,574 for the years ended December 31, 2021 and 2020, related to our QSL business.
The following table shows the amounts of property and equipment owned by SVC but recognized in operating lease assets in our consolidated balance sheets.

	December 31,
	2021	2020
Leasehold improvements	$99,411	$100,419
Property and equipment, at cost	99,411	100,419
Less: accumulated depreciation and amortization	83,819	82,919
Property and equipment, net	$15,592	$17,500
At December 31, 2021, our property and equipment, net balance included $94,484 of improvements of the type that we historically requested that SVC purchase for an increase in annual minimum rent; however, we may elect not to sell some of those improvements and SVC is not obligated to purchase those improvements. See Note 8 for more information about our leases with SVC.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

5. Goodwill and Intangible Assets
Intangible Assets
Intangible assets, net, as of December 31, 2021 and 2020, consisted of the following:

	December 31, 2021
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$15,215	$(12,650)	$2,565
Leasehold interests	2,094	(2,094)	—
Other	3,913	(3,451)	462
Total amortizable intangible assets	21,222	(18,195)	3,027
Carrying value of trademarks (indefinite lives)	7,907	—	7,907
Intangible assets, net	$29,129	$(18,195)	$10,934

	December 31, 2020
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$17,134	$(14,039)	$3,095
Leasehold interests	2,094	(2,094)	—
Other	3,913	(3,386)	527
Total amortizable intangible assets	23,141	(19,519)	3,622
Carrying value of trademarks (indefinite lives)	7,907	—	7,907
Intangible assets, net	$31,048	$(19,519)	$11,529
Total amortization expense for amortizable intangible assets for the years ended December 31, 2021 and 2020, was $595 and $1,547, respectively.
We amortize our amortizable intangible assets over a weighted average period of approximately eight years. The aggregate amortization expense for our amortizable intangible assets as of December 31, 2021, for each of the next five years is:

Total
2022	$490
2023	391
2024	391
2025	375
2026	322
Goodwill
The goodwill balance as of December 31, 2021 and 2020 was $22,213, all of which relates to our travel centers reporting unit. As of December 31, 2021, all of our goodwill balance is deductible for tax purposes.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

6. Other Current Liabilities
Other current liabilities as of December 31, 2021 and 2020, consisted of the following:

	December 31,
	2021	2020
Taxes payable, other than income taxes	$55,029	$56,028
Accrued wages and benefits(1)	39,493	46,390
Customer loyalty program accruals	26,120	22,821
Self insurance program accruals, current portion	15,870	15,415
Accrued capital expenditures	24,825	5,243
Current portion of long term debt	2,849	2,849
Other	30,667	27,121
Total other current liabilities	$194,853	$175,867
(1) As of December 31, 2021, pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which includes provisions allowing the deferral of the employer portion of social security taxes incurred during parts of 2020, accrued wages and benefits included $11,670 of deferred employer social security payments.

7. Long Term Debt
Long term debt, net of discount and deferred financing costs, as of December 31, 2021 and 2020, consisted of the following:

	December 31,
	2021	2020
8.25% 2028 Senior Notes	$108,021	$107,693
8.00% 2029 Senior Notes	117,063	116,694
8.00% 2030 Senior Notes	97,353	97,052
7.00% Term Loan Facility	189,274	190,113
3.85% West Greenwich Loan	15,125	15,758
Other	794	936
Total long term debt	$527,630	$528,246
Less current portion	2,849	2,849
Total long term debt, net	$524,781	$525,397

Senior Notes
Our $110,000 2028 Senior Notes were issued in January 2013 and require us to pay interest quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. No principal payments are required prior to the maturity date. The 2028 Senior Notes mature on January 15, 2028. We may, at our option, at any time redeem some or all of the 2028 Senior Notes by paying 100% of the principal amount of the 2028 Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.
Our $120,000 2029 Senior Notes were issued in December 2014 and require us to pay interest quarterly in arrears on February 28, May 31, August 31 and November 30 of each year. No principal payments are required prior to the maturity date. The 2029 Senior Notes mature on December 15, 2029. We may, at our option, at any time redeem some or all of the 2029 Senior Notes by paying 100% of the principal amount of the 2029 Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Our $100,000 2030 Senior Notes were issued in October 2015 and require us to pay interest quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. No principal payments are required prior to the maturity date. The 2030 Senior Notes mature on October 15, 2030. We may, at our option, at any time redeem some or all of the 2030 Senior Notes by paying 100% of the principal amount of the 2030 Senior Notes to be redeemed plus accrued but unpaid interest, if any, to, but not including, the redemption date.
We refer to the 2028 Senior Notes, 2029 Senior Notes and 2030 Senior Notes collectively as our Senior Notes, which are our senior unsecured obligations. The indenture governing our Senior Notes does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time. Our Senior Notes are presented in our consolidated balance sheets as long term debt, net of deferred financing costs. We estimate that, based on their trading prices (a Level 2 input), the aggregate fair value of our Senior Notes was $348,880 on December 31, 2021.
Term Loan Facility
On December 14, 2020, we entered into a $200,000 Term Loan Facility, or the Term Loan Facility, which is secured by a pledge of all the equity interests of substantially all of our wholly owned subsidiaries, a pledge, subject to the prior interest of the lenders under our Credit Facility, of substantially all of our other assets and the assets of such wholly owned subsidiaries and mortgages on certain of our fee owned real properties. We used the net proceeds of $190,062 from our Term Loan Facility for general business purposes, including the funding of deferred capital expenditures, updates to key information technology infrastructure and growth initiatives consistent with our Transformation Plan. Interest on amounts outstanding under the Term Loan Facility are calculated at LIBOR, with a LIBOR floor of 100 basis points, plus 600 basis points and the Term Loan Facility matures on December 14, 2027. Our Term Loan Facility requires periodic interest payments based on the interest period selected and quarterly principal payments of $500, or 1.0% of the original principal amount annually. In addition, beginning with the year ended December 31, 2021 and for each twelve month period thereafter (each considered an “Excess Cash Flow Period”, as defined), we are required to calculate Excess Cash Flow, as defined, and prepay an amount equal to Excess Cash Flow less other defined adjustments. The prepayment, as calculated, is due 95 days after the end of the respective Excess Cash Flow Period. There was no required prepayment due as of December 31, 2021. Remaining principal amounts outstanding under the Term Loan Facility may be prepaid beginning on December 14, 2022.

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
Revolving Credit Facility
On December 14, 2020, we and certain of our subsidiaries entered into an amendment to our Amended and Restated Loan and Security Agreement, or the Credit Facility, with a group of commercial banks that matures on July 19, 2024. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At December 31, 2021, based on our qualified collateral, a total of $104,703 was available to us for loans and letters of credit under the Credit Facility. At December 31, 2021, there were no borrowings under the Credit Facility and $14,128 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $90,575 available for our use as of that date.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

IHOP Secured Advance Note
On October 28, 2019, we entered into a multi unit franchise agreement with IHOP Franchisor LLC, or IHOP, in which we agreed to rebrand and convert certain of our full service restaurants to IHOP restaurants over five years, or the IHOP Agreement. Concurrent with entering into the IHOP Agreement, we entered into a Secured Advance Note with IHOP, or the IHOP Note, pursuant to which we can borrow up to $10,000 in connection with the costs to convert our full service restaurants to IHOP restaurants. As of December 31, 2021 and 2020, there were no loans outstanding under the IHOP Note.
Debt Maturities
The aggregate maturities of the required principal payments due during the next five years and thereafter under all our outstanding consolidated debt as of December 31, 2021, are as follows:

Principal Payments
2022	$2,855
2023	2,821
2024	2,829
2025	2,837
2026	2,814
Thereafter	530,020
Total(1)	$544,176
(1) Total consolidated debt outstanding as of December 31, 2021, net of unamortized discounts and deferred financing costs totaling $16,546, was $527,630.
Discount and Deferred Financing Costs
As of December 31, 2021 and 2020, the unamortized balance of our deferred financing costs related to our Credit Facility were $876 and $1,010, respectively, net of accumulated amortization of $1,632 and $1,297, respectively, and are presented in other noncurrent assets in our consolidated balance sheets. During the years ended December 31, 2021 and 2020, we capitalized costs incurred related to the amendments of our Credit Facility of $201 and $500, respectively.
As of December 31, 2021 and 2020, unamortized discount and debt issuance costs for our Term Loan Facility, Senior Notes and West Greenwich Loan totaled $16,546 and $18,736, respectively, net of accumulated amortization of $8,691 and $6,501, respectively, and are presented in our consolidated balance sheets as a reduction of long term debt, net. During the year ended December 31, 2020, we recorded a $8,484 discount and capitalized $1,454 of financing costs in connection with our Term Loan Facility, and capitalized $318 of financing costs in connection with our West Greenwich Loan. We estimate we will recognize future amortization of discount and deferred financing costs of $2,614 in 2022, $2,697 in 2023, $2,619 in 2024, $2,536 in 2025, and $2,642 in 2026.
We recognized interest expense from the amortization of discount and deferred financing costs of $2,521 and $1,242 for the years ended December 31, 2021 and 2020, respectively.

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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

As of December 31, 2021, our SVC Leases (as defined below), the leases covering our other properties, and most of our equipment leases, were classified as operating leases and certain of our other equipment leases and one ground lease pursuant to one SVC Lease were classified as finance leases. Finance lease assets were included in other noncurrent assets, with the corresponding current and noncurrent finance lease liabilities included in other current liabilities and other noncurrent liabilities, respectively, in our consolidated balance sheets.
Leasing Agreements with SVC
As of December 31, 2021, we leased from SVC a total of 179 properties under five leases. We refer to these five leases collectively as the SVC Leases. The SVC Leases expire between 2029 and 2035, subject to our right to extend those leases. We have two renewal options of 15 years each under each of the SVC Leases. The SVC Leases are "triple net" leases that require us to pay all costs incurred in the operation of the leased properties, including costs related to personnel, utilities, inventory acquisition and provision of services to customers, insurance, real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those properties at which SVC leases the property and subleases it to us. We also are required generally to indemnify SVC for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased properties and, at lease expiration, we are required to pay an amount equal to an estimate of the cost of removing underground storage tanks on the leased properties. The SVC Leases require us to maintain the leased properties, including structural and non-structural components.
On March 9, 2021, we and SVC amended one of the SVC Leases to reflect the renewal of a third party ground lease at one of the 179 travel center properties that we lease from SVC. This ground lease, which was previously accounted for as an operating lease, is now accounted for as a finance lease. As a result of this ground lease modification, we recorded $28,201 in other noncurrent assets, $1,158 in other current liabilities and $27,046 in other noncurrent liabilities on our consolidated balance sheets in the first quarter of 2021.
We recognized total real estate rent expense under the SVC Leases of $253,202 and $250,446 for the years ended December 31, 2021 and 2020, respectively. Included in these rent expense amounts are percentage rent payable of $7,085 and $2,764 for 2021 and 2020, respectively, which are based on a percentage of the increases in total nonfuel revenues at each leased property over base year levels, deferred rent of $17,615 for 2021 and 2020, rent for properties we sublease from SVC of $8,111 and $7,923 for 2021 and 2020, respectively, and adjustments to record minimum annual rent on a straight line basis over the terms of the leases and estimated future payments by us for the cost of removing underground storage tanks on a straight line basis. As of December 31, 2021, the estimated future payments related to these underground storage tanks were $25,569 and are recorded in other noncurrent liabilities on our consolidated balance sheets. The remaining balance of our deferred rent obligations was $22,018 as of December 31, 2021 and will be fully paid by January 31, 2023.
As of December 31, 2021, our aggregate annual minimum rent payable to SVC under the SVC Leases was $243,914. Pursuant to the SVC Leases, we may request that SVC purchase qualifying capital improvements we make at the leased travel centers in return for increased annual minimum rent. We did not sell to SVC any improvements we made to properties leased from SVC during the years ended December 31, 2021 and 2020.
As permitted by the SVC Leases, we sublease a portion of certain travel centers to third parties to operate other retail operations. These subleases are classified as operating leases. We recognized sublease rental income of $1,940 and $2,064 for the years ended December 31, 2021 and 2020, respectively.
Lease Costs
Our lease costs are included in various balances in our consolidated statements of operations and comprehensive income (loss), as shown in the following table. For the years ended December 31, 2021 and 2020, our lease costs consisted of the following, and for SVC leases shown below, include amounts for properties we sublease from SVC:

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

	Classification in our Consolidated Statements of Operations and Comprehensive Income (Loss)	Year Ended December 31,
		2021	2020
Operating lease costs: SVC Leases	Real estate rent expense	$244,101	$245,922
Operating lease costs: other	Real estate rent expense	1,884	4,669
Variable lease costs: SVC Leases	Real estate rent expense	9,101	4,524
Variable lease costs: other	Real estate rent expense	541	628
Total real estate rent expense		255,627	255,743
Operating lease costs: Equipment and other	Site level operating expense and selling, general and administrative expense	2,999	3,649
Financing lease costs - Equipment and other	Site level operating expense	198	—
Short-term lease costs	Site level operating expense and selling, general and administrative expense	699	1,826
Amortization of finance lease assets: SVC Leases	Depreciation and amortization expense	1,843	—
Amortization of finance lease assets: other	Depreciation and amortization expense	1,912	246
Interest on finance lease liabilities: SVC Leases	Interest expense, net	1,018	—
Interest on finance lease liabilities: other	Interest expense, net	476	99
Sublease income	Nonfuel revenues	(1,940)	(2,064)
Net lease costs		$262,832	$259,499

During the year ended December 31, 2020, we recognized an impairment charge of $1,262 relating to our operating lease assets with respect to our QSL business, which is included in real estate rent expense in our consolidated statements of operations and comprehensive income (loss).

Lease Assets and Liabilities

As of December 31, 2021 and 2020, our operating lease assets and liabilities consisted of the following, and for SVC leases shown below, include amounts for properties we sublease from SVC:

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

	December 31,
	2021	2020
Operating lease assets:
SVC Leases	$1,649,142	$1,724,428
Other	10,384	10,455
Total operating lease assets	$1,659,526	$1,734,883

Current operating lease liabilities:
SVC Leases	$114,372	$106,788
Other	3,633	4,467
Total current operating lease liabilities	$118,005	$111,255

Noncurrent operating lease liabilities:
SVC Leases	$1,648,112	$1,756,449
Other	7,247	6,717
Total noncurrent operating lease liabilities	$1,655,359	$1,763,166

As of December 31, 2021 and 2020, our finance lease assets and liabilities consisted of the following and for SVC leases shown below, include amounts for properties we sublease from SVC:

	December 31,
	2021	2020
Finance lease assets:
SVC Leases	$26,542	$—
Other	15,781	5,224
Total finance lease assets	$42,323	$5,224

Current finance lease liabilities:
SVC Leases	$1,517	$—
Other	2,814	684
Total current finance lease liabilities	$4,331	$684

Noncurrent finance lease liabilities:
SVC Leases	$25,974	$—
Other	13,240	4,579
Total noncurrent finance lease liabilities	$39,214	$4,579

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Lease Maturities and Other Information

Maturities of our operating lease liabilities that had remaining noncancelable lease terms in excess of one year as of December 31, 2021, were as follows:

	SVC Leases(1)	Other	Total
Years ended December 31:
2022	$269,042	$3,938	$272,980
2023	255,469	2,601	258,070
2024	251,295	1,463	252,758
2025	251,283	1,334	252,617
2026	251,278	995	252,273
Thereafter	1,538,649	2,488	1,541,137
Total operating lease payments	2,817,016	12,819	2,829,835
Less: present value discount(2)	(1,054,532)	(1,939)	(1,056,471)
Present value of operating lease liabilities	$1,762,484	$10,880	$1,773,364
(1) Includes rent for properties we sublease from SVC.
(2) The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the SVC Leases and our incremental borrowing rate for all other leases.
The weighted average remaining lease term for our operating leases as of December 31, 2021 and 2020, was approximately 11 and 12 years, respectively. Our weighted average discount rate for our operating leases as of December 31, 2021 and 2020, was approximately 9.1%.

During the years ended December 31, 2021 and 2020, we paid $278,506 and $277,229, respectively, for amounts that had been included in the measurement of our operating lease liabilities.
Maturities of the finance lease liabilities related to the amended ground lease noted above and other finance leases that had remaining noncancelable lease terms in excess of one year as of December 31, 2021, were as follows:

	SVC Lease (1)	Other	Total
Years ended December 31:
2022	$2,591	$3,274	$5,865
2023	2,656	3,262	5,918
2024	2,722	2,820	5,542
2025	2,790	2,576	5,366
2026	2,860	2,576	5,436
Thereafter	22,127	3,179	25,306
Total finance lease payments	35,746	17,687	53,433
Less: present value discount(2)	(8,255)	(1,633)	(9,888)
Present value of finance lease liabilities	$27,491	$16,054	$43,545
(1) Includes rent for properties we sublease from SVC.
(2) The discount rate used to derive the present value of unpaid lease payments is based on our incremental borrowing rate.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

The weighted average remaining lease term for our finance leases as of December 31, 2021 and 2020, was approximately 10 and 7 years, respectively. Our weighted average discount rate for our finance leases as of December 31, 2021 and 2020, was approximately 4.3% and 5.9%, respectively.
During the years ended December 31, 2021 and 2020, we paid $3,982 and $244, respectively, for amounts that had been included in the measurement of our finance lease liabilities.
As a Lessor
As of December 31, 2021, we leased two travel centers to franchisees. These lease agreements expire in June 2022. These leases include rent escalations that are contingent on future events, namely inflation or our investing in capital improvements at these travel centers. Rent revenues from these operating leases totaled $2,359 and $2,312 for the years ended December 31, 2021 and 2020, respectively. Future minimum lease payments due to us for the two leased sites under these operating leases as of December 31, 2021, were $1,190 for 2022. See above for information regarding certain travel centers that we leased from SVC for which we sublease a portion of the travel centers to third parties to operate other retail operations. We also lease portions of owned properties to third parties to operate other retail operations.

9. Stockholders' Equity
Share Award Plans
On May 19, 2016, our stockholders approved the TravelCenters of America LLC 2016 Equity Compensation Plan, and in 2019, the plan was amended and restated to reflect our conversion to a Maryland corporation and our reverse stock split effective August 1, 2019. In June 2021, the plan was amended and restated to increase the number of shares authorized for issuance by 900. The plan as amended, is referred to as the 2016 Plan. Under the terms of the 2016 Plan, 2,185 shares of common stock have been authorized for issuance under the terms of the 2016 Plan. The 2016 Plan replaced the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, or the 2007 Plan. No additional awards will be made under the 2007 Plan and the shares of common stock previously registered for offer and sale under the 2007 Plan but not yet issued were deregistered, although shares of common stock awarded under the 2007 Plan that had not yet vested have continued to vest in accordance with, and subject to, the terms of the related awards. We refer to the 2007 Plan and 2016 Plan collectively as the Share Award Plans.
We awarded a total of 319 and 254 shares of common stock under the 2016 Plan during the years ended December 31, 2021 and 2020, respectively, with aggregate market values of $14,901 and $7,476, respectively, based on the closing prices of our shares of common stock on the Nasdaq on the dates of the awards. During the years ended December 31, 2021 and 2020, we recognized total stock based compensation expense of $5,750 and $5,215, respectively. During the years ended December 31, 2021 and 2020, the vesting date fair value of shares of common stock that vested was $8,832 and $6,965, respectively.
The weighted average grant date fair value of shares of common stock awarded during the years ended December 31, 2021 and 2020, was $46.69 and $29.44, per share of common stock, respectively. Shares of common stock issued to Directors in that capacity vested immediately and the related stock based compensation expense was recognized on the date of the award. Shares of common stock issued to others in a non-Director capacity vest in five or ten equal annual installments beginning on the date of the award. The related stock based compensation expense was determined based on the market value of our shares of common stock on the date of the award with the aggregate value of the awarded shares of common stock expensed over the period of time over which the stock based payments vest. As of December 31, 2021, 854 shares of common stock remained available for issuance under the 2016 Plan. As of December 31, 2021, there was a total of $16,449 of stock based compensation expense related to unvested shares of common stock that will be expensed over a weighted average remaining service period of approximately five years. The following table sets forth the number and weighted average grant date fair value of unvested shares of common stock and shares of common stock awarded under the Share Award Plans for the years ended December 31, 2021 and 2020.

	Number of Shares of Common Stock	Weighted Average Grant Date Fair Value Per Share of Common Stock
Unvested shares of common stock as of December 31, 2019	412	$18.03
Granted	254	29.44
Vested	(314)	21.92
Forfeited/canceled	(3)	17.39
Unvested shares of common stock as of December 31, 2020	349	22.83
Granted	319	46.69
Vested	(189)	29.26
Forfeited/canceled	(11)	27.18
Unvested shares of common stock as of December 31, 2021	468	36.41
Stock Repurchases
Certain recipients of stock awards may elect to have us withhold the number of their vesting shares of common stock with a fair market value sufficient to fund the required tax withholding obligations with respect to their stock awards. The shares that are withheld for tax obligations are not reissued and are recorded in additional paid-in capital in our consolidated balance sheets. For the years ended December 31, 2021 and 2020, we acquired through this share withholding process 43 and 84 shares of common stock, respectively, with an aggregate value of $1,994 and $1,750, respectively.

Net Income (Loss) Per Share of Common Stock Attributable to Common Stockholders
We calculate basic earnings per share of common stock by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. The net income (loss) attributable to participating securities is deducted from our net income (loss) attributable to common stockholders to determine the net income (loss) available to common stockholders. We calculate diluted earnings per share of common stock by adjusting weighted average outstanding shares of common stock, assuming conversion of all potentially dilutive stock securities, using the treasury stock method; but we had no dilutive stock securities outstanding as of December 31, 2021, nor at any time during the two year period then ended. Unvested shares of common stock issued under our Share Award Plans are deemed participating securities because they participate equally in earnings and losses with all of our other shares of common stock.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

The following table presents a reconciliation of net income (loss) attributable to common stockholders to net income (loss) available to common stockholders and the related earnings per share of common stock.

	Year Ended December 31,
	2021	2020
Net income (loss) attributable to common stockholders	$58,524	$(13,899)
Less: net income (loss) attributable to participating securities	1,349	(422)
Net income (loss) available to common stockholders	$57,175	$(13,477)

Weighted average shares of common stock(1)	14,252	10,961

Basic and diluted net income (loss) per share of common stock attributable to common stockholders	$4.01	$(1.23)
(1) Excludes unvested shares of common stock awarded under our Share Award Plans, which shares of common stock are considered participating securities because they participate equally in earnings and losses with all of our other shares of common stock. The weighted average number of unvested shares of common stock outstanding was 336 and 344 for the years ended December 31, 2021 and 2020, respectively.
Underwritten Public Equity Offering

On July 6, 2020, we received net proceeds of $79,980, after $296 of offering costs and $5,124 of underwriting discounts and commissions, from the sale and issuance of 6,100 shares of our common stock in an underwritten public equity offering. We used the net proceeds from this offering to fund deferred maintenance and other capital expenditures necessary to enhance property conditions and implement growth initiatives, for working capital and for general corporate purposes.

10. Income Taxes
We had a tax provision of $17,263 for the year ended December 31, 2021, and a tax benefit of $6,178 for the year ended December 31, 2020.
Effective Tax Rate Reconciliation

	Year Ended December 31,
	2021	2020
U.S. federal income tax (provision) benefit using statutory rate	$(15,915)	$4,427
State income tax (provision) benefit, net of federal impact	(3,204)	651
Benefit of tax credits	2,783	2,090
Nondeductible executive compensation	(841)	(1,011)
Other, net	(86)	21
Total (provision) benefit for income taxes	$(17,263)	$6,178

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Components of the (Provision) Benefit For Income Taxes

	Year Ended December 31,
	2021	2020
Current tax (provision) benefit:
Federal	$—	$912
State	(310)	(152)
Foreign	(4)	—
Total current tax (provision) benefit	(314)	760
Deferred tax (provision) benefit:
Federal	(13,990)	4,443
State	(2,959)	975
Total deferred tax (provision) benefit	(16,949)	5,418
Total (provision) benefit for income taxes	$(17,263)	$6,178
Components of Deferred Tax Assets and Liabilities

	December 31,
	2021	2020
Deferred tax assets:
Tax loss carryforwards	$48,847	$57,748
Tax credit carryforwards	40,940	37,539
Leasing arrangements	29,519	30,983
Reserves	25,587	26,828
Asset retirement obligations	1,618	1,425
Other	2,226	160
Total deferred tax assets before valuation allowance	148,737	154,683
Valuation allowance	(2,099)	(1,386)
Total deferred tax assets	146,638	153,297

Deferred tax liabilities:
Property and equipment	(110,039)	(102,461)
Goodwill and intangible assets	(1,887)	(1,410)
Other	(2,242)	—
Total deferred tax liabilities	(114,168)	(103,871)

Net deferred tax assets	$32,470	$49,426
At December 31, 2021, we had carryforwards for federal net operating losses, state net operating losses and federal tax credits of $201,245, $142,667 and $40,940, respectively. Although not anticipated, $6,941 and $121,674 of the federal net operating losses are scheduled to expire in 2036 and 2037, respectively, if unused. We anticipate $3,957 of the state net operating losses will expire in 2022; if not utilized, a portion of the state net operating losses may need to be written off; however, a valuation allowance of $273 has been recorded relating to these losses. Federal tax credit carryforwards related to the Foreign Tax Credit of $330 may expire between 2022 and 2024 if unused. We have a valuation allowance against these credits as we do not expect to be able to utilize them before expiration. As of December 31, 2021 and 2020, we had a total valuation allowance of $2,099 and $1,386, respectively, related to foreign credit carryforwards, state net operating losses and deferred tax assets in foreign jurisdictions due to the uncertainty of their realization.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

The net deferred tax assets presented in the table above are included in other noncurrent assets in our consolidated balance sheets.
Our U.S. federal income tax returns are subject to tax examinations for the years ended December 31, 2010 and December 31, 2018, through the current period. Our state and Canadian income tax returns are generally subject to examination for the tax years ended December 31, 2017, through the current period. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted by the taxing authorities to the extent the carryforwards are utilized in a subsequent year.

11. Equity Investments
As of December 31, 2021 and 2020, our investment in equity affiliates, which is presented in our consolidated balance sheets in other noncurrent assets, and our proportional share of our investees' net income (loss), which is included in other expense, net in our consolidated statements of operations and comprehensive income (loss), were as follows:

	PTP	Other(1)	Total
Investment balance:
As of December 31, 2021	$23,604	$1,052	$24,656
As of December 31, 2020	24,115	3,610	27,725

Income (loss) from equity investments:
Year ended December 31, 2021	$3,088	$(3,895)	$(807)
Year ended December 31, 2020	3,598	(4,986)	(1,388)
(1) Includes our investments in Affiliates Insurance Company, or AIC, and QuikQ LLC, or QuikQ.
Petro Travel Plaza Holdings LLC
Petro Travel Plaza Holdings LLC, or PTP, is a joint venture between us and Tejon Development Corporation that owns two travel centers, three convenience stores and one standalone restaurant in California. We own a 40.0% interest in PTP and we receive a management fee from PTP to operate these locations. We recognized management fee income of $1,639 and $1,506 for the years ended December 31, 2021 and 2020, respectively, which is included in nonfuel revenues in our consolidated statements of operations and comprehensive income (loss).
QuikQ LLC
QuikQ, an independent full-service fuel payment solutions provider, is a joint venture between us and Love's Travel Stops & Country Stores, Inc. On April 30, 2021, we reduced our ownership in Epona, LLC, owner of QuikQ, from 50% to less than 50%, for which a pre-tax loss of $1,826 was recognized in other expense, net in our consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2021. The investment will continue to be accounted for under the equity method.
Affiliates Insurance Company
In connection with the dissolution of AIC on February 13, 2020, we received the final capital distribution in December 2021 of $12. See Note 13 for more information regarding our prior investment in AIC.

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

	Year Ended December 31,
	2021	2020
Total revenues	$141,796	$89,800
Cost of goods sold (excluding depreciation)	102,857	56,667
Income from operations	112	358
Net (loss) income	(208)	9

Fair Value

It is not practicable to estimate the fair value of our equity investments because of the lack of quoted market prices and the inability to estimate current fair value without incurring excessive costs. However, management believes that the carrying amounts of our equity investments at December 31, 2021, were not impaired given these companies' overall financial condition and earnings trends.

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
Under our business management agreement, we pay RMR an annual business management fee equal to 0.6% of the sum of our fuel gross margin (which is our fuel revenues less our fuel cost of goods sold) plus our total nonfuel revenues. The fee is payable monthly and totaled $14,037 and $12,485 for the years ended December 31, 2021 and 2020, respectively. These amounts are included in selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss).
The current term of our business management agreement with RMR ends on December 31, 2022, and automatically renews for successive one year terms unless we or RMR gives notice of non-renewal before the end of an applicable term. RMR may terminate the business management agreement upon 120 days' written notice, and we may terminate upon 60 days' written notice, subject to approval by a majority vote of our Independent Directors. If we terminate or do not renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.875 times the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of termination or nonrenewal.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

We are also generally responsible for all of our expenses and certain expenses incurred or arranged by RMR on our behalf. RMR also provides internal audit services to us and we pay to RMR our share of the total internal audit costs incurred by RMR for us and other publicly owned companies to which RMR or its subsidiaries provide management services, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. The amounts recognized as expense for RMR internal audit costs allocated to us were $255 and $281 for the years ended December 31, 2021 and 2020, respectively. These amounts are included in selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss) and are in addition to the business management fees paid to RMR.
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

13. Related Party Transactions
We have relationships and historical and continuing transactions with SVC, RMR and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have directors, trustees or officers who are also our Directors or officers. RMR is a majority owned subsidiary of The RMR Group Inc. The Chair of our Board of Directors and one of our Managing Directors, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of The RMR Group Inc. and is a managing director and the president and chief executive officer of The RMR Group Inc. and an officer and employee of RMR. Jonathan M. Pertchik, our other Managing Director and Chief Executive Officer, also serves as an officer and employee of RMR. Certain of our other officers and SVC's officers also serve as officers and employees of RMR. Some of our Independent Directors also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the board and as a managing director or managing trustee of these public companies. Other officers of RMR, including certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies.
As of December 31, 2021, Mr. Portnoy beneficially owned 659 shares of our common stock (including indirectly through RMR), representing approximately 4.4% of our outstanding shares of common stock. This amount includes 219 shares of our common stock that RMR purchased in our underwritten public equity offering in July 2020 at the public offering price of $14 per share and 105 shares of our common stock that RMR purchased from our former Managing Director and Chief Executive Officer, Andrew J. Rebholz, in September 2020, pursuant to a right of first refusal granted to RMR in connection with Mr. Rebholz's retirement.
Relationship with SVC
We are SVC's largest tenant and SVC is our principal landlord and our second largest stockholder. As of December 31, 2021, SVC owned 1,185 shares of our common stock, representing approximately 8.0% of our outstanding shares of common stock, which amount includes 501 shares of our common stock that SVC purchased in our underwritten public equity offering in July 2020 at the public offering price of $14 per share. Ethan S. Bornstein, Mr. Portnoy's brother-in-law, served as an executive officer of SVC until he resigned on December 31, 2020, in connection with his retirement. See Note 8 for more information about our lease agreements and transactions with SVC.

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
Stock Awards to RMR Employees. We award shares of common stock to certain employees of RMR who are not also Directors, officers or employees of ours. During the years ended December 31, 2021 and 2020, we awarded to such persons a total of 29 and 16 of our shares of common stock valued at $1,403 and $519, in aggregate, respectively, based upon the closing prices of our shares of common stock on the Nasdaq on the dates the awards were made. These share awards to RMR employees are in addition to the fees we paid to RMR and the stock awards to our Directors, officers and employees (some of whom are also officers and employees of RMR). See Note 9 for more information regarding our stock awards and activity as well as certain stock purchases we made in connection with stock award recipients satisfying tax withholding obligations on vesting stock awards.
Relationship with AIC
Until its dissolution on February 13, 2020, we, ABP Trust, SVC and four other companies to which RMR provides management services owned AIC in equal portions.
We and the other AIC shareholders historically participated in a combined property insurance program arranged and reinsured in part by AIC until June 30, 2019.
Our investment in AIC had a carrying value of $12 as of December 31, 2020. This amount is included in other noncurrent assets in our consolidated balance sheets. We recognized income of $0 related to our investment in AIC for the year ended December 31, 2020. We received the final capital distribution in December 2021 of $12.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Sale of Property
In May 2021, we sold a property located in Mesquite, Texas to Industrial Logistics Properties Trust, or ILPT, for a sales price of $2,200, excluding selling costs of $15. RMR provides management services to ILPT and Mr. Portnoy serves as the chair of the board of trustees and as a managing trustee of ILPT. The gain on sale of assets of $1,504 was included in other operating expense (income), net for the year ended December 31, 2021.

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
At December 31, 2021, we had an accrued liability of $3,229 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $606, resulting in an estimated net amount of $2,623 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
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

15. Inventory
Inventory as of December 31, 2021 and 2020, consisted of the following:

	December 31,
	2021	2020
Nonfuel products	$146,313	$143,440
Fuel products	45,530	29,390
Total inventory	$191,843	$172,830

16. Reorganization Plan
On April 30, 2020, we committed to and initiated a reorganization plan, or the Reorganization Plan, to improve the efficiency of our operations. As part of the Reorganization Plan, we reduced our headcount and eliminated certain positions. For the year ended December 31, 2020, we recognized Reorganization Plan costs of $4,288, which are comprised primarily of severance, outplacement services, stock based compensation expense associated with the accelerated vesting of previously granted stock awards for certain employees and fees for recruitment of certain executive positions. These Reorganization Plan costs are recorded as selling, general and administrative expense in our consolidated statement of operations and comprehensive income (loss). As of December 31, 2021, there were no remaining payments outstanding.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TravelCenters of America Inc.

Date:	February 23, 2022	By:	/s/ Peter J. Crage
			Name:	Peter J. Crage
			Title:	Executive Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan M. Pertchik	Managing Director and Chief Executive Officer (Principal Executive Officer)	February 23, 2022
Jonathan M. Pertchik

/s/ Peter J. Crage	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2022
Peter J. Crage

/s/ Michael J. Barton	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2022
Michael J. Barton

/s/ Adam D. Portnoy	Managing Director	February 23, 2022
Adam D. Portnoy

/s/ Barbara D. Gilmore	Independent Director	February 23, 2022
Barbara D. Gilmore

/s/ Lisa Harris Jones	Independent Director	February 23, 2022
Lisa Harris Jones

/s/ Joseph L. Morea	Independent Director	February 23, 2022
Joseph L. Morea

/s/ Rajan Penkar	Independent Director	February 23, 2022
Rajan Penkar

/s/ Elena Poptodorova	Independent Director	February 23, 2022
Elena Poptodorova