Form 10-Q
period 2022-03-31
TravelCenters of America Inc. /MD/
filed 2022-05-03
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022
 or
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of the registrant's shares of common stock outstanding as of May 2, 2022: 14,836,676.

As used herein, the terms "we," "us," "our" and "TA" include TravelCenters of America Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TravelCenters of America Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except par value amount)

	March 31, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$544,153	$536,002
Accounts receivable (net of allowance for doubtful accounts of $1,004 and $1,003 as of March 31, 2022 and December 31, 2021, respectively)	201,809	111,392
Inventory	221,410	191,843
Other current assets	36,186	37,947
Total current assets	1,003,558	877,184

Property and equipment, net	849,683	831,427
Operating lease assets	1,646,144	1,659,526
Goodwill	22,213	22,213
Intangible assets, net	10,811	10,934
Other noncurrent assets	103,971	107,217
Total assets	$3,636,380	$3,508,501

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$334,454	$206,420
Current operating lease liabilities	120,903	118,005
Other current liabilities	196,097	194,853
Total current liabilities	651,454	519,278

Long term debt, net	524,630	524,781
Noncurrent operating lease liabilities	1,632,753	1,655,359
Other noncurrent liabilities	107,211	106,230
Total liabilities	2,916,048	2,805,648

Stockholders' equity:
Common stock, $0.001 par value, 216,000 shares of common stock authorized as of March 31, 2022 and December 31, 2021, and 14,837 and 14,839 shares of common stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	786,798	785,597
Accumulated other comprehensive loss	(224)	(198)
Accumulated deficit	(66,256)	(82,560)
Total stockholders' equity	720,332	702,853
Total liabilities and stockholders' equity	$3,636,380	$3,508,501
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Fuel	$1,806,114	$1,077,258
Nonfuel	487,082	447,914
Rent and royalties from franchisees	3,877	3,924
Total revenues	2,297,073	1,529,096

Cost of goods sold (excluding depreciation):
Fuel	1,693,195	999,828
Nonfuel	191,785	172,222
Total cost of goods sold	1,884,980	1,172,050

Site level operating expense	252,044	227,230
Selling, general and administrative expense	41,309	35,930
Real estate rent expense	64,646	63,869
Depreciation and amortization expense	24,231	23,829
Other operating income, net	(2,182)	—

Income from operations	32,045	6,188

Interest expense, net	11,530	11,384
Other (income) expense, net	(638)	1,397
Income (loss) before income taxes	21,153	(6,593)
(Provision) benefit for income taxes	(4,849)	850
Net income (loss)	16,304	(5,743)
Less: net income for noncontrolling interest	—	76
Net income (loss) attributable to common stockholders	$16,304	$(5,819)

Other comprehensive loss, net of taxes:
Foreign currency loss, net of taxes of $19 and $16, respectively	$(26)	$(8)
Other comprehensive loss attributable to common stockholders	(26)	(8)

Comprehensive income (loss) attributable to common stockholders	$16,278	$(5,827)

Net income (loss) per share of common stock attributable to common stockholders:
Basic and diluted	$1.10	$(0.40)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$16,304	$(5,743)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash rent credits, net	(5,725)	(6,292)
Depreciation and amortization expense	24,231	23,829
Gain on sale of assets	(2,182)	—
Deferred income taxes	4,804	(850)
Changes in operating assets and liabilities:
Accounts receivable	(90,503)	(34,760)
Inventory	(29,987)	9,439
Other assets	3,642	7,513
Accounts payable and other liabilities	137,266	56,009
Other, net	1,269	2,431
Net cash provided by operating activities	59,119	51,576

Cash flows from investing activities:
Capital expenditures	(50,053)	(12,277)
Investment in equity investee	(1,000)	(1,350)
Other	1,833	105
Net cash used in investing activities	(49,220)	(13,522)

Cash flows from financing activities:
Payments on West Greenwich Loan	(166)	(166)
Payments on Term Loan Facility	(500)	(500)
Distributions to noncontrolling interest	—	(80)
Acquisition of stock from employees	(47)	(74)
Other, net	(1,071)	(413)
Net cash used in financing activities	(1,784)	(1,233)

Effect of exchange rate changes on cash	36	56
Net increase in cash and cash equivalents	8,151	36,877
Cash and cash equivalents at the beginning of the period	536,002	483,151
Cash and cash equivalents at the end of the period	$544,153	$520,028

Supplemental disclosure of cash flow information:
Lease modification (operating to finance lease)	$—	$28,201
Interest paid, net of capitalized interest	10,984	10,742
Income taxes (paid) refunded, net	(155)	675
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total TA Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2021	14,839	$14	$785,597	$(198)	$(82,560)	$702,853	$—	$702,853
Grants under share award plan and stock based compensation, net	(2)	—	1,201	—	—	1,201	—	1,201
Other comprehensive loss, net of taxes	—	—	—	(26)	—	(26)	—	(26)
Net income	—	—	—	—	16,304	16,304	—	16,304
March 31, 2022	14,837	$14	$786,798	$(224)	$(66,256)	$720,332	$—	$720,332

December 31, 2020	14,574	$14	$781,841	$(205)	$(141,084)	$640,566	$413	$640,979
Grants under share award plan and stock based compensation, net	(10)	—	683	—	—	683	—	683
Distribution to noncontrolling interest	—	—	—	—	—	—	(80)	(80)
Other comprehensive loss, net of taxes	—	—	—	(8)	—	(8)	—	(8)
Net (loss) income	—	—	—	—	(5,819)	(5,819)	76	(5,743)
March 31, 2021	14,564	$14	$782,524	$(213)	$(146,903)	$635,422	$409	$635,831
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

1.Business Description and Basis of Presentation
TravelCenters of America Inc. is a Maryland corporation. As of March 31, 2022, we operated or franchised 281 travel centers, standalone truck service facilities and a standalone restaurant. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of March 31, 2022, our business included 276 travel centers in 44 states in the United States and the province of Ontario, Canada, primarily along the U.S. interstate highway system, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of these travel centers, we owned 51, we leased 181, we operated two for a joint venture and 42 were owned or leased from others by our franchisees. We operated 232 of our travel centers and franchisees operated 44 travel centers, including two we leased to franchisees. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, diesel exhaust fluid, full service restaurants, quick service restaurants and various customer amenities.
As of March 31, 2022, our business included four standalone truck service facilities operated under the "TA Truck Service" brand name. Of these standalone truck service facilities, we leased three and owned one. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
As of March 31, 2022, our business included one standalone restaurant that we operated for a joint venture.
On April 21, 2021, we completed the sale of our Quaker Steak & Lube, or QSL, business for $5,000, excluding costs to sell and certain closing adjustments. See Note 3 of this Quarterly Report on Form 10-Q, or this Quarterly Report, for more information about the sale of our QSL business.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations. On March 2, 2022, we entered an agreement to sell our Canadian travel center for C$26,000 (approximately US$20,000), excluding costs to sell and certain closing adjustments. See Note 3 of this Quarterly Report for more information about the potential sale of this travel center.
On April 1, 2022, we acquired the assets of the previously franchised travel center sites in Lexington, Virginia and Raphine, Virginia for $51,788, inclusive of certain closing costs and other purchase price adjustments. See Note 3 of this Quarterly Report for more information about the acquisition of the franchised businesses.

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements. The disclosures presented do not include all the information necessary for complete financial statements in accordance with GAAP. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or our Annual Report. In the opinion of our management, the accompanying unaudited interim consolidated financial statements include all adjustments, including normal recurring adjustments, considered necessary for a fair presentation. All intercompany transactions and balances have been eliminated. While our revenues are modestly seasonal, the quarterly variations in our operating results may reflect greater seasonal differences because our rent expense and certain other costs do not vary seasonally. The current economic conditions have, and may in the future, significantly alter the seasonal aspects of our business. For this and other reasons, our operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.
Certain prior year amounts have been reclassified to be consistent with the current year presentation within our consolidated financial statements.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 2 input), the aggregate fair value of our Senior Notes on March 31, 2022, was $337,592.
Recently Issued Accounting Pronouncement and Other Accounting Matters

The following table summarizes recent accounting standard updates, or ASUs, issued by the Financial Accounting Standards Board, or FASB, that could have an impact on our consolidated financial statements.

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
Recently Adopted Standards
ASU 2021-10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance	This update aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements.	January 1, 2022	This update did not have a material impact on our consolidated financial statements. We are pursuing government grants in connection with our efforts to develop and market alternative energy and sustainable resources. We could provide disclosures in the future if we receive material government assistance within the scope of this update.
Recently Issued Standards
ASU 2021-01 - Reference Rate Reform (Topic 848) Scope	This update clarifies that certain optional expedients and exceptions for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.	January 1, 2023	We are currently assessing whether this update will have a material impact on our consolidated financial statements.

ASU 2020-04 - Reference Rate Reform (Topic 848) Facilitation of the effects of Reference Rate Reform of Financial Reporting	This update provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.	January 1, 2023	We are currently assessing whether this update will have a material impact on our consolidated financial statements.

2. Revenues
We recognize revenues based on the consideration specified in the contract with the customer, excluding any variable consideration (such as customer loyalty programs and customer rebates) and amounts collected on behalf of third parties (such as sales and excise taxes). The majority of our revenues are generated at the point of sale in our retail locations. Revenues consist of fuel revenues, nonfuel revenues and rents and royalties from franchisees.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Disaggregation of Revenues
We disaggregate our revenues based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive income (loss). Nonfuel revenues disaggregated by type of good or service for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,
	2022	2021
Nonfuel revenues:
Store and retail services	$179,540	$171,772
Truck service	188,384	171,131
Restaurant	74,338	73,869
Diesel exhaust fluid	44,820	31,142
Total nonfuel revenues	$487,082	$447,914

Contract Liabilities

Our contract liabilities, which are presented in our consolidated balance sheets in other current and other noncurrent liabilities, primarily include deferred revenues related to our customer loyalty programs, gift cards and other deferred revenues. The following table shows the changes in our contract liabilities between periods.

	Customer Loyalty Programs	Deferred Franchise Fees and Other	Total
December 31, 2021	26,120	6,156	32,276
Increases due to unsatisfied performance obligations arising during the period	30,837	681	31,518
Revenues recognized from satisfied performance obligations during the period	(34,808)	(1,485)	(36,293)
Other	4,807	(429)	4,378
March 31, 2022	$26,956	$4,923	$31,879
As of March 31, 2022, we expect the unsatisfied performance obligations relating to our customer loyalty programs will generally be satisfied within 12 months.
As of March 31, 2022, the deferred initial and renewal franchise fee revenue expected to be recognized in future periods ranges between $508 and $526 for each of the years 2022 through 2026.
3. Acquisition and Disposition Activity
2022 Disposition Activity
On March 2, 2022, we entered an agreement to sell our travel center located in the city of Woodstock, Ontario, Canada, or Woodstock, for C$26,000 (approximately US$20,000), excluding costs to sell and certain closing adjustments. We classified certain Woodstock assets as held for sale as of March 31, 2022, because the circumstances met the applicable criteria for that treatment as set forth in FASB Accounting Standards Codification 360, Property, Plant, and Equipment. We do not believe that this potential sale represents a strategic shift in our business, and we do not consider the Canadian travel center to be material to our operations. We expect this sale to close during the second quarter of 2022; however, it is subject to certain conditions. Accordingly, we cannot be certain that we will complete this sale, that this sale will not be delayed or that the terms will not change.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
In connection with the closure of the travel center in April 2022, we recognized $300 of expense for employee termination benefits for the three months ended March 31, 2022. These expenses were included in site level operating expense in our consolidated statements of operations and comprehensive income (loss). We expect to recognize an additional $75 of exit costs, primarily employee termination benefits, related to these actions in the second quarter of 2022. We expect to pay these employee termination benefits by the end of the second quarter of 2022.

The Woodstock held for sale assets are included in other current assets on our consolidated balance sheets and are comprised of the following:

March 31, 2022
Inventory	$422
Property and equipment, net	1,806
Assets held for sale	$2,228

2021 Disposition Activity
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
During the three months ended March 31, 2021, we recognized a $650 impairment charge relating to our QSL business, primarily resulting from the change in fair value of the underlying assets sold. This charge was included in depreciation and amortization expense in our consolidated statements of operations and comprehensive income (loss).
2022 Travel Center Acquisitions
On April 1, 2022, we acquired the assets of the previously franchised travel center sites in Lexington, Virginia and Raphine, Virginia for $51,788, inclusive of certain closing costs and other purchase price adjustments, in order to expand our company owned network of travel centers. TA Lexington and Petro Raphine are located along a strategic interstate highway corridor, and have been franchise locations since 2011. Operating results of the acquisition will be included in our single travel centers operating segment within the Consolidated Financial Statements beginning on April 1, 2022. We are in the process of determining the fair value of certain identifiable assets, and the purchase price allocation will be completed with finalization of these valuations in future quarters.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

4.    Stockholders' Equity
The following table presents a reconciliation of net income (loss) attributable to common stockholders to net income (loss) available to common stockholders and the related earnings (loss) per share of common stock for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to common stockholders	$16,304	$(5,819)
Less: net income (loss) attributable to participating securities	512	(137)
Net income (loss) available to common stockholders	$15,792	$(5,682)

Weighted average shares of common stock(1)	14,372	14,227

Basic and diluted net income (loss) per share of common stock attributable to common stockholders	$1.10	$(0.40)
(1) Excludes unvested shares of common stock awarded under our share award plan, in which shares of common stock are considered participating securities because they participate equally in earnings and losses with all of our other shares of common stock. The weighted average number of unvested shares of common stock outstanding for the three months ended March 31, 2022 and 2021, was 466 and 344, respectively.

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
As of March 31, 2022, most of our SVC Leases (as defined below), the leases covering our other properties and most of our equipment leases were classified as operating leases and certain of our other equipment leases and one ground lease pursuant to one SVC Lease were classified as finance leases. Finance lease assets were included in other noncurrent assets, with the corresponding current and noncurrent finance lease liabilities included in other current liabilities and other noncurrent liabilities, respectively, in our consolidated balance sheets.
Leasing Agreements with SVC
As of March 31, 2022, we leased from SVC a total of 179 properties under five leases. We refer to these five leases collectively as the SVC Leases. The SVC Leases expire between 2029 and 2035, subject to our right to extend those leases. We have two renewal options of 15 years under each of the SVC Leases.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
We recognized total real estate rent expense under the SVC Leases of $63,907 and $61,003 for the three months ended March 31, 2022 and 2021, respectively. Included in these rent expense amounts are percentage rent payable of $2,499 and $1,386 respectively, which are based on a percentage of the increases in total nonfuel revenues at each leased property over base year levels, deferred rent of $4,404 for each of the three months ended March 31, 2022 and 2021, and adjustments to record minimum annual rent on a straight line basis over the terms of the leases and estimated future payments by us for the cost of removing underground storage tanks on a straight line basis of $444 and $480 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the estimated future payments related to these underground storage tanks were $25,943 and are recorded in other noncurrent liabilities on our consolidated balance sheets. The remaining balance of our deferred rent obligations was $17,615 as of March 31, 2022 and is scheduled to be fully paid by January 31, 2023.
As of March 31, 2022, our aggregate annual minimum rent payable to SVC under the SVC Leases was $243,914. Pursuant to the SVC Leases, we may request that SVC purchase qualifying capital improvements we make at the leased travel centers in return for increased annual minimum rent. We did not sell to SVC any improvements we made to properties leased from SVC for the three months ended March 31, 2022 and 2021.
As permitted by the SVC Leases, we sublease a portion of certain travel centers to third parties to operate other retail operations. These subleases are classified as operating leases. We recognized sublease rental income of $423 and $487 for the three months ended March 31, 2022 and 2021, respectively.
Lease Costs
Our lease costs are included in various balances in our consolidated statements of operations and comprehensive income (loss), as shown in the following table. For the three months ended March 31, 2022 and 2021, our lease costs consisted of the following:

	Classification in our Consolidated Statements of Operations and Comprehensive Income (Loss)	Three Months Ended March 31,
		2022	2021
Operating lease costs: SVC Leases	Real estate rent expense	$60,964	$59,137
Operating lease costs: other	Real estate rent expense	552	2,684
Variable lease costs: SVC Leases	Real estate rent expense	2,943	1,866
Variable lease costs: other	Real estate rent expense	187	182
Total real estate rent expense		64,646	63,869
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	942	846
Financing lease costs: equipment and other	Site level operating expense	155	22
Short-term lease costs	Site level operating expense and selling, general and administrative expense	105	167
Amortization of finance lease assets: SVC Leases	Depreciation and amortization expense	553	184
Amortization of finance lease assets: other	Depreciation and amortization expense	757	250
Interest on finance lease liabilities: SVC Leases	Interest expense, net	298	103
Interest on finance lease liabilities: other	Interest expense, net	164	82
Sublease income	Nonfuel revenues	(423)	(487)
Net lease costs		$67,197	$65,036

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Lease Assets and Liabilities
As of March 31, 2022 and December 31, 2021, our operating lease assets and liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Operating lease assets:
SVC Leases	$1,627,915	$1,649,142
Other	18,229	10,384
Total operating lease assets	$1,646,144	$1,659,526

Current operating lease liabilities:
SVC Leases	$116,740	$114,372
Other	4,163	3,633
Total current operating lease liabilities	$120,903	$118,005

Noncurrent operating lease liabilities:
SVC Leases	$1,618,200	$1,648,112
Other	14,553	7,247
Total noncurrent operating lease liabilities	$1,632,753	$1,655,359

As of March 31, 2022 and December 31, 2021, our finance lease assets and liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Finance lease assets:
SVC Leases	$25,989	$26,542
Other	15,905	15,781
Total finance lease assets	$41,894	$42,323

Current finance lease liabilities:
SVC Leases	$1,547	$1,517
Other	2,956	2,814
Total current finance lease liabilities	$4,503	$4,331

Noncurrent finance lease liabilities:
SVC Leases	$25,598	$25,974
Other	13,369	13,240
Total noncurrent finance lease liabilities	$38,967	$39,214

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Lease Maturities and Other Information
Maturities of our operating lease liabilities that had remaining noncancelable lease terms in excess of one year as of March 31, 2022, were as follows:

	SVC Leases	Other	Total
Years ended December 31:
2022	$201,761	$3,623	$205,384
2023	255,469	3,735	259,204
2024	251,295	2,650	253,945
2025	251,283	2,560	253,843
2026	251,278	2,262	253,540
Thereafter	1,538,649	6,434	1,545,083
Total operating lease payments	2,749,735	21,264	2,770,999
Less: present value discount(1)	(1,014,795)	(2,548)	(1,017,343)
Present value of operating lease liabilities	$1,734,940	$18,716	$1,753,656
(1) The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the SVC Leases and our incremental borrowing rate for all other leases.
The weighted average remaining lease term for our operating leases as of March 31, 2022, was approximately 11 years. Our weighted average discount rate for our operating leases as of March 31, 2022, was approximately 9.1%.
During the three months ended March 31, 2022 and 2021, we paid $70,371 and $70,161, respectively, for amounts that had been included in the measurement of our operating lease liabilities.
Maturities of our finance lease liabilities that had remaining noncancelable lease terms in excess of one year as of March 31, 2022, were as follows:

	SVC Lease	Other	Total
Years ended December 31:
2022	$1,947	$2,643	$4,590
2023	2,656	3,513	6,169
2024	2,722	3,071	5,793
2025	2,790	2,760	5,550
2026	2,860	2,760	5,620
Thereafter	22,126	3,548	25,674
Total finance lease payments	35,101	18,295	53,396
Less: present value discount(1)	(7,956)	(1,970)	(9,926)
Present value of finance lease liabilities	$27,145	$16,325	$43,470
(1) The discount rate used to derive the present value of unpaid lease payments is based on our incremental borrowing rate.
The weighted average remaining lease term for our finance leases as of March 31, 2022, was approximately 10 years. Our weighted average discount rate for our finance leases as of March 31, 2022, was approximately 4.3%.
During the three months ended March 31, 2022 and 2021, we paid $1,035 and $396, respectively, for amounts that had been included in the measurement of our finance lease liabilities.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
As a Lessor
We leased two travel centers to franchisees as of March 31, 2022 and 2021. Rent revenues from these operating leases totaled $595 and $584 for the three months ended March 31, 2022 and 2021, respectively. Future minimum lease payments due to us for the two leased sites under these operating leases as of March 31, 2022, were $595 for the remainder of 2022. See above for information regarding certain travel centers that we lease from SVC in which we sublease a portion of the travel centers to third parties to operate other retail operations. We also lease portions of owned properties to third parties to operate other retail operations.

6.    Business Management Agreement with RMR
The RMR Group LLC, or RMR, provides us certain services that we require to operate our business, and which relate to various aspects of our business. RMR provides these services pursuant to a business management agreement. Pursuant to the business management agreement, we incurred aggregate fees and certain cost reimbursements payable to RMR of $3,639 and $2,935 for the three months ended March 31, 2022 and 2021, respectively, which included reimbursements for our share of RMR's costs for providing internal audit services. These amounts are included in selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss). For more information about our relationship with RMR, see Note 7 of this Quarterly Report and our Annual Report.

7.    Related Party Transactions
We have relationships and historical and continuing transactions with SVC, RMR and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have directors, trustees or officers who are also our Directors or officers. RMR is a majority owned subsidiary of The RMR Group Inc. The Chair of our Board of Directors and one of our Managing Directors, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc., the chair of the board of directors, a managing director, the president and chief executive officer of The RMR Group Inc. and an officer and employee of RMR. Jonathan M. Pertchik, our other Managing Director and Chief Executive Officer, also serves as an officer and employee of RMR. Certain of our other officers and SVC's officers also serve as officers and employees of RMR. Some of our Independent Directors also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the board and as a managing director or managing trustee of these public companies, including SVC. Other officers of RMR, including certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies.
As of March 31, 2022, Mr. Portnoy beneficially owned 659 shares of our common stock (including indirectly through RMR), representing approximately 4.4% of our outstanding shares of common stock.
Relationship with SVC
We are SVC's largest tenant and SVC is our principal landlord and second largest stockholder. As of March 31, 2022, SVC owned 1,185 shares of our common stock, representing approximately 8.0% of our outstanding shares of common stock. As of March 31, 2022, we leased from SVC a total of 179 travel center properties under the SVC Leases. See Note 5 of this Quarterly Report for more information about our lease agreements with SVC.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

8.    Contingencies
Environmental Contingencies
Extensive environmental laws regulate our operations and properties. These laws may require us to investigate and clean up hazardous substances, including petroleum or natural gas products, released at our owned and leased properties. Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance at our locations. We use both underground storage tanks and above ground storage tanks to store petroleum products, natural gas and other hazardous substances at our locations. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. Investigation and remediation of both surface spills and subsurface releases is handled by contracted third party consultants and managed by TA's Environmental Department. At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water. Under the terms of the SVC Leases, we generally have agreed to indemnify SVC for any environmental liabilities related to properties that we lease from SVC and we are required to pay all environmental related expenses incurred in the operation of the leased properties. We have entered into certain other arrangements in which we have agreed to indemnify third parties for environmental liabilities and expenses resulting from our operations.
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
As of March 31, 2022, we had an accrued liability of $3,090 for environmental matters as well as a receivable for expected recoveries of certain of these estimated future expenditures of $749, resulting in an estimated net amount of $2,341 that we expect to fund in the future. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
9.    Inventory
Inventory as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Nonfuel products	$162,770	$146,313
Fuel products	58,640	45,530
Total inventory	$221,410	$191,843

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or our Annual Report. Unless indicated otherwise, amounts are in thousands of dollars, shares of common stock or gallons, as applicable, unless indicated otherwise.

Company Overview
TravelCenters of America Inc. is a Maryland corporation, As of March 31, 2022, we operated or franchised 276 travel centers, four standalone truck service facilities and one standalone restaurant. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. We have a single travel center located in a foreign country, Canada, that we do not consider material to our operations. On March 2, 2022, we entered an agreement to sell our Canadian travel center for C$26,000 (approximately US$20,000), excluding costs to sell and certain closing adjustments. See Note 3 to the Consolidated Financial Statements included in Item 1. of this Quarterly Report for more information about the potential sale of this travel center.
Economic Conditions

The United States economy experienced high inflation during the first quarter of 2022 and there are market expectations that inflation may remain at elevated levels for a sustained period. In addition, global supply chain challenges that were experienced during the second half of 2021 have continued in 2022. Also, labor availability has continued to be constrained and market labor costs have continued to increase. These factors may give rise to an economic slowdown, including as the U.S. Federal Reserve Board increases interest rates, which it has announced an intention to do. These conditions have increased our costs. However, these conditions and other factors, as further noted below, have increased the price of and created a volatile market for oil, diesel fuel and gasoline, which has increased our fuel revenues and also increased fuel margins during the first quarter of 2022. It is unclear whether the current economic conditions and government responses to these conditions, including increasing interest rates, will result in an economic slowdown or recession in the United States. If that occurs, demand for the transporting of products across the United States by trucks may decline, possibly significantly. If that occurs, our business, results of operations and financial position may be adversely impacted.

COVID-19 Pandemic

The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have had a significant impact on the global economy, including the U.S. economy. Many of the restrictions that had been imposed in the United States during the pandemic have since been lifted and commercial activity in the United States generally has increasingly returned to pre-pandemic practices and operations. We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. To date, the COVID-19 pandemic has not had a significant adverse impact on our business as our business benefitted from an increased demand for e-commerce and from being recognized by various governmental authorities as a provider of services essential to businesses, which allowed us to continue operating our travel centers through the COVID-19 pandemic. However, the ultimate impact of the COVID-19 pandemic remains uncertain. For more information and risks relating to the COVID-19 pandemic on us and our business, see Part I, Item 1A, “Risk Factors”, of our Annual Report.

Executive Summary of Financial Results
During the three months ended March 31, 2022 and 2021, we generated income before income taxes of $21,153 and a loss of $6,593, respectively. The $27,746 change in income before income taxes was primarily due to site level gross margin in excess of site level operating expense increasing by $30,233, which primarily resulted from incremental margin due to increases in fuel revenues driven by favorable market conditions and nonfuel revenues primarily due to higher value work orders in Truck Services and the re-opening of more full service restaurants, partially offset by higher labor costs driven by wage increases and compensation programs and higher operating costs.
The above factor was partially offset by selling, general and administrative expense increasing by $5,379, which primarily resulted from higher wages and incentive compensation programs and software maintenance agreements and license fees related to technology infrastructure improvements during the three months ended March 31, 2022, partially offset by a decrease in consultant fees to assist with identifying and implementing cost reduction and other opportunities as compared to the three months ended March 31, 2021.
Effects of Fuel Prices and Supply and Demand Factors
Our fuel revenues and fuel gross margin are subject to fluctuations, sometimes material, as a result of market prices and the availability of, and demand for, diesel fuel and gasoline. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in demand that are often the result of changes in the macroeconomic environment. Also, concerted efforts by major oil producing countries and cartels to influence oil supply, as well as other actions by governments regarding trade policies, may impact fuel prices. Further, there have been reports of reduced investment in oil exploration and production as a result of concerns about decreased demand for oil in response to market and governmental factors, including increased demand for alternative energy sources in response to global climate change. These and other factors, particularly the ongoing Russia-Ukraine war and various country's economic actions in response to that war, are believed to have contributed to recent increases in the cost of oil and other fossil energy sources.
Although there are several components that comprise and impact our fuel costs of goods sold, including the cost of fuel, freight and mix, the cost of fuel is the primary factor. Over the past several years there have been significant changes in the cost of fuel. During the three months ended March 31, 2022, fuel prices trended upward, increasing 58.0% as compared to the beginning of the period. The average fuel price during the three months ended March 31, 2022, was 84.1% higher than the average fuel price during the three months ended March 31, 2021. These increases in fuel prices during the first quarter 2022 and year over year were primarily due to the recent uncertainty in fuel supply markets, impacted, at least in part, by the war between Russia and Ukraine and the various economic sanctions and other punitive measures the United States and many other companies have taken against Russia in response, including with respect to Russian oil exports. This uncertainty also contributed to higher-than-normal fuel price volatility in the United States in the first quarter of 2022; however, favorable market conditions for certain purchasing arrangements and the significant index correlation of our fuel purchasing and sales contracts mitigated the potential downside risk of this volatility on our per gallon fuel margin this quarter. In the aggregate, we generally are able to pass changes in our cost for fuel products to our customers, but typically with timing differences associated with on-hand inventory, such that during periods of rising fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been and during periods of falling fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been. For example, steadily rising fuel prices typically improve short-term fuel margins due to the sell-through of lower cost inventory at current market prices. Increases in the prices we pay for fuel can increase our working capital requirements, however.

Due to the volatility of our fuel costs and our methods of pricing fuel to our customers, we believe that fuel revenues are not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenues may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volume or in fuel gross margin, as evidenced by the three months ended March 31, 2022. We therefore consider fuel sales volume and fuel gross margin to be better measures of our performance.
We believe that demand for fuel by trucking companies and motorists for a constant level of miles driven will remain relatively unchanged in the near-term but could continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels and technologies.  Although we believe these factors, combined with competitive pressures, impact the level of fuel sales volume we realize, fuel sales volume increased during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. These increases primarily resulted from improved market conditions within the freight industry, traffic increases associated with the ongoing pandemic recovery and the success of our marketing initiatives to increase our market share.

In addition, higher fuel prices may result in less disposable income for our customers to purchase our nonfuel products and services. While nonfuel revenues and nonfuel margins increased 8.7% and 7.1%, respectively, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, higher fuel prices in March of 2022 may have tempered certain nonfuel transaction volumes to some degree near the end of the quarter.

Other Factors Affecting Comparability
Growth Strategies
Our strategic transformation and turnaround plan, or our Transformation Plan consists of numerous initiatives across our organization for the purpose of expanding our travel center network, improving and enhancing operational profitability and efficiency, and strengthening our financial position all in support of our core mission to return every traveler to the road better than they came.
Since the beginning of 2020, we have entered into franchise agreements for 49 travel centers to be operated under our travel center brand names, including two new agreements in 2022. Five of these franchised travel centers began operations during 2020, two began operations during 2021, and we expect the remaining 42 to open by the second quarter of 2024.
Our capital expenditures plan for 2022 contemplates aggregate investments in the range of $175,000 to $200,000 and includes projects to enhance the guest experience through significant upgrades at our travel centers the expansion of restaurants and food offerings and improvements to our technology systems infrastructure. Approximately 75% of our capital expenditures in 2022 are focused on growth initiatives that we expect to meet or exceed our 15% to 20% cash on cash return hurdle.
Our growth strategy also includes our desire to acquire existing travel centers to expand our network of travel centers. In April 2022, we completed the acquisitions of two previously franchised travel centers and one stand-alone truck service facility.

Importantly, we are committed to embracing environmentally friendly sources of energy through our eTA division, which seeks to deliver sustainable and alternative energy to the marketplace by working with the public sector, private companies and customers and guests to facilitate this initiative. Recent accomplishments include continued expansion of our biodiesel and renewable diesel blending capabilities, increasing the availability of diesel exhaust fluid, or DEF, at all diesel pumps nationwide and placement of electric vehicle charging stations. We are also exploring offering ultra high power truck charging and hydrogen fuel dispensing in parallel with traditional fossil fuels to provide energy alternatives as the transportation sector transitions to a lighter carbon footprint. We believe our large, well-located sites may provide us with the opportunity to make both fossil and, eventually, non-fossil fuels available throughout our nationwide network of sites.

Seasonality
Our sales volumes are generally lower in the first and fourth quarters than the second and third quarters of each year. In the first quarter, the movement of freight by professional truck drivers as well as motorist travel are usually at their lowest levels of the calendar year. In the fourth quarter, freight movement is typically lower due to the holiday season. While our revenues are modestly seasonal, quarterly variations in our operating results may reflect greater seasonal differences as our rent expense and certain other costs do not vary seasonally. The COVID-19 pandemic and economic conditions have significantly altered the seasonal aspects of our business, and they may have similar impacts in the future.

Results of Operations
All of our company operated locations are same site locations with the exception of one standalone truck service facility. As a result, same site operating results are not separately presented as part of this discussion and analysis as they would not provide materially different information from our consolidated results.
Consolidated Financial Results
The following table presents changes in our operating results for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenues:
Fuel	$1,806,114	$1,077,258	$728,856	67.7%
Nonfuel	487,082	447,914	39,168	8.7%
Rent and royalties from franchisees	3,877	3,924	(47)	(1.2)%
Total revenues	2,297,073	1,529,096	767,977	50.2%

Gross margin:
Fuel	112,919	77,430	35,489	45.8%
Nonfuel	295,297	275,692	19,605	7.1%
Rent and royalties from franchisees	3,877	3,924	(47)	(1.2)%
Total gross margin	412,093	357,046	55,047	15.4%

Site level operating expense	252,044	227,230	24,814	10.9%
Selling, general and administrative expense	41,309	35,930	5,379	15.0%
Real estate rent expense	64,646	63,869	777	1.2%
Depreciation and amortization expense	24,231	23,829	402	1.7%
Other operating income, net	(2,182)	—	(2,182)	—%

Income from operations	32,045	6,188	25,857	417.9%

Interest expense, net	11,530	11,384	146	1.3%
Other (income) expense, net	(638)	1,397	(2,035)	(145.7)%
Income (loss) before income taxes	21,153	(6,593)	27,746	420.8%
(Provision) benefit for income taxes	(4,849)	850	(5,699)	(670.5)%
Net income (loss)	16,304	(5,743)	22,047	383.9%
Less: net income for noncontrolling interest	—	76	(76)	(100.0)%
Net income (loss) attributable to common stockholders	$16,304	$(5,819)	$22,123	380.2%

Three Months Ended March 31, 2022, as Compared to Three Months Ended March 31, 2021
Fuel Revenues. Fuel revenues for the three months ended March 31, 2022 increased by $728,856, or 67.7%, as compared to the three months ended March 31, 2021. The increase in fuel revenues was primarily due to an increase in market prices for fuel. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods. See "Effects of Fuel Prices and Supply and Demand Factors" for more information regarding the impact market prices for fuel has on our financial results.

	Gallons Sold	Fuel Revenues
Results for the three months ended March 31, 2021	543,772	$1,077,258
Increase due to petroleum products price changes		694,374
Increase due to volume changes	8,818	28,715
Increase in wholesale fuel sales volume	2,671	5,767
Net change from prior year period	11,489	728,856
Results for the three months ended March 31, 2022	555,261	$1,806,114
Nonfuel Revenues. Nonfuel revenues for the three months ended March 31, 2022 increased by $39,168, or 8.7%, as compared to the three months ended March 31, 2021, primarily as a result of increases in our truck services, diesel exhaust fluid, or DEF, and store and retail services revenue due to inflation-driven price increases; and an increase in DEF sales primarily as a result of increased growth in newer trucks on the road that require DEF and the re-opening of more full service restaurants. This is partially offset by lower transaction volumes in quick service restaurants.
Rent and Royalties from Franchisees. Rent and royalties from franchisees for the three months ended March 31, 2022 decreased by $47, or 1.2%, as compared to the three months ended March 31, 2021, primarily as a result of the elimination of royalties from franchised QSL standalone restaurants in the three months ended March 31, 2021 following the sale of our QSL business in April 2021, partially offset by franchised travel centers that began operations after March 31, 2021.
Fuel Gross Margin. Fuel gross margin for the three months ended March 31, 2022 increased by $35,489, or 45.8%, as compared to the three months ended March 31, 2021, primarily as a result of favorable market conditions, primarily in March 2022 and a modest increase in fuel sales volume during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.
Nonfuel Gross Margin. Nonfuel gross margin for the three months ended March 31, 2022 increased by $19,605, or 7.1%, as compared to the three months ended March 31, 2021, due to the increase in total nonfuel revenues. Nonfuel gross margin percentage for the three months ended March 31, 2022, declined 100 basis points to 60.6% from 61.6% for the three months ended March 31, 2021, primarily due to a change in the mix of product and services revenues and to a lesser extent, higher costs.
Site Level Operating Expense. Site level operating expense for the three months ended March 31, 2022 increased by $24,814, or 10.9%, as compared to the three months ended March 31, 2021, primarily due to higher labor costs driven by wage increases and compensation programs and higher operating costs during the three months ended March 31, 2022. Site level operating expense as a percentage of nonfuel revenues increased 100 basis points to 51.7% for the three months ended March 31, 2022, from 50.7% for the three months ended March 31, 2021, primarily due to these factors.
Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2022 increased by $5,379, or 15.0%, as compared to the three months ended March 31, 2021. The increase was primarily due to higher wages and incentive compensation programs and software maintenance agreements and license fees related to technology infrastructure improvements during the three months ended March 31, 2022, partially offset by a decrease in consultant fees to assist with identifying and implementing cost reduction and other opportunities as compared to the three months ended March 31, 2021.
Real Estate Rent Expense. Real estate rent expense for the three months ended March 31, 2022 increased by $777, or 1.2%, as compared to the three months ended March 31, 2021, primarily due to an increase in percentage rent due to SVC as a result of the increase in total nonfuel revenues during the three months ended March 31, 2022.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2022 increased by $402, or 1.7%, as compared to the three months ended March 31, 2021. The increase primarily resulted from new assets placed in service during the three months ended March 31, 2022, partially offset by a $650 impairment charge related to QSL during the three months ended March 31, 2021.
Interest Expense, Net. Interest expense, net for the three months ended March 31, 2022 increased by $146, or 1.3%, as compared to the three months ended March 31, 2021. The increase primarily resulted from interest related to the modification of one of the SVC Leases due to the conversion of a ground lease from an operating lease to a finance lease.
(Provision) Benefit for Income Taxes. Provision for income taxes for the three months ended March 31, 2022 increased to $4,849 as compared to an income tax benefit of $850 for the three months ended March 31, 2021, primarily due to pretax income generated in the three months ended March 31, 2022, as compared to pretax loss during the three months ended March 31, 2021.

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
We believe that the primary risks we currently face with respect to our operating cash flow are:
•inflationary pressures;
•increasing labor costs;
•labor availability;
•adverse impacts from supply chain challenges;
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
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $544,153 at March 31, 2022, and net cash provided by operating activities of $59,119 for the three months ended March 31, 2022, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities. We believe we have sufficient financial resources to fund operating and financing costs and required capital expenditures for greater than 12 months.
Our Investment and Financing Liquidity and Resources
Revolving Credit Facility
We and certain of our subsidiaries are parties to an Amended and Restated Loan and Security Agreement, or the Credit Facility, with a group of commercial banks that matures on July 19, 2024. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At March 31, 2022, based on our qualified collateral, a total of $199,256 was available to us for loans and letters of credit under the Credit Facility. At March 31, 2022, there were no borrowings outstanding under the Credit Facility and $14,128 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $185,128 available for our use as of that date. At March 31, 2022, we were in compliance with all covenants of the Credit Facility. As of May 2, 2022, there were no borrowings outstanding under the Credit Facility and approximately $185,128 available under the Credit Facility for our use as of that date.
Term Loan Facility
We have a $200,000 Term Loan Facility, or the Term Loan Facility, which is secured by a pledge of all the equity interests of substantially all of our wholly owned subsidiaries, a pledge, subject to the prior interest of the lenders under our Credit Facility, of substantially all of our other assets and the assets of such wholly owned subsidiaries and mortgages on certain of our fee owned real properties. We used the net proceeds of $190,062 from our Term Loan Facility for general business purposes, including the funding of deferred capital expenditures, updates to key information technology infrastructure and growth initiatives consistent with our Transformation Plan. Interest on amounts outstanding under the Term Loan Facility are calculated at LIBOR, with a LIBOR floor of 100 basis points, plus 600 basis points, and the Term Loan Facility matures on December 14, 2027. Our Term Loan Facility requires periodic interest payments based on the interest period selected and quarterly principal payments of $500, or 1.0% of the original principal amount annually. In addition, beginning with the year ended December 31, 2021 and for each twelve month calendar year period thereafter (each considered an “Excess Cash Flow Period”, as defined), we are required to calculate Excess Cash Flow, as defined, and prepay an amount equal to Excess Cash Flow less other specified adjustments. The prepayment, as calculated, is due 95 days after the end of the respective Excess Cash Flow Period. There was no required prepayment due for the Excess Cash Flow Period ended December 31, 2021. Remaining principal amounts outstanding under the Term Loan Facility may be prepaid beginning on December 14, 2022.
West Greenwich Loan
We have a term loan for $16,600 with The Washington Trust Company, or the West Greenwich Loan. The West Greenwich Loan that matures on February 7, 2030 is secured by a mortgage encumbering our travel center located in West Greenwich, Rhode Island. The interest rate is fixed at 3.85% for through February 7, 2025 based on the five year Federal Home Loan Bank rate plus 198 basis points, and will reset thereafter. The West Greenwich Loan requires us to make principal and interest payments monthly. The proceeds from the West Greenwich Loan were used for general business purposes. We may, at our option with 60 days prior written notice, repay the loan in full prior to maturity plus, if repaid prior to February 7, 2023, a nominal penalty.

IHOP Secured Advance Note
We are party to a multi-unit franchise agreement with IHOP Franchisor LLC, or IHOP, pursuant to which we agreed to rebrand and convert certain of our full service restaurants to IHOP restaurants over a period through October 2024, or the IHOP Agreement. We are also a party to a Secured Advance Note with IHOP, or the IHOP Note, pursuant to which we can borrow up to $10,000 in connection with the costs to convert our full service restaurants to IHOP restaurants. As of March 31, 2022, there were no loans outstanding under the IHOP Note.

Sources and Uses of Cash
The following is a summary of our sources and uses of cash for the three months ended March 31, 2022 and 2021, as reflected in our consolidated statements of cash flows:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
Cash and cash equivalents at the beginning of the period	$536,002	$483,151	$52,851
Net cash provided by (used in):
Operating activities	59,119	51,576	7,543
Investing activities	(49,220)	(13,522)	(35,698)
Financing activities	(1,784)	(1,233)	(551)
Effect of exchange rate changes on cash	36	56	(20)
Cash and cash equivalents at the end of the period	$544,153	$520,028	$24,125
Cash Flows from Operating Activities. During the three months ended March 31, 2022 and 2021, we had net cash inflows from operating activities of $59,119 and $51,576, respectively. The $7,543 change was primarily due to a $22,047 increase in earnings, partially offset by a 17,783 decrease in working capital, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.
Cash Flows from Investing Activities. During the three months ended March 31, 2022 and 2021, we had net cash outflows from investing activities of $49,220 and $13,522, respectively. The $35,698 change primarily resulted from an increase in capital expenditures during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.
Cash Flows from Financing Activities. During the three months ended March 31, 2022 and 2021, we had cash outflows from financing activities of $1,784 and $1,233, respectively. The $551 change primarily resulted from a $639 increase in finance lease principal payments during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.
We believe we have adequate financial resources from our existing cash flows from operations, together with cash on hand and amounts available under our Credit Facility to support our business for at least the next 12 months.

Related Party Transactions
We have relationships and historical and continuing transactions with SVC, RMR and others related to them. For further information about these and other such relationships and related party transactions, see Notes 5, 6 and 7 to the Consolidated Financial Statements included in Item 1. of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders and our other filings with the Securities and Exchange Commission. In addition, see Item 1A. "Risk Factors" in our Annual Report for a description of risks that may arise as a result of these and other related party transactions and relationships. We may engage in additional transactions with related parties, including businesses to which RMR or its subsidiaries provide management services.

Environmental and Climate Change Matters
Governmental actions, including legislation, regulations, treaties and commitments, such as those seeking to reduce greenhouse gas emissions, and market actions in response to concerns about climate change, may decrease the demand for our major product, diesel fuel, and may require us to make significant capital or other expenditures related to alternative energy distribution or other changing fuel conservation practices. Federal and state governments require manufacturers to limit emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency, or EPA's, gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel. Further, legislative and regulatory initiatives requiring increased truck fuel efficiency have accelerated in the United States and these mandates have and may continue to result in decreased demand for diesel fuel.
For example, in August 2021 the EPA and the National Highway Traffic Safety Administration proposed new rules intended to phase in more stringent fuel efficiency standards for passenger cars and light duty trucks. In addition, the California Air Resources Board, and other similar state government agencies routinely consider rulemaking activity the purpose of which is to improve fuel efficiency and limit pollution from vehicles. Moreover, market concerns regarding climate change may result in decreased demand for fossil fuels and increased adoption of higher efficiency fuel technologies and alternative energy sources. Regulations that limit, or market demands to reduce carbon emissions, may cause our costs at our locations to significantly increase, make some of our locations obsolete or disadvantaged, or require us to make material investments in our properties. For example, we have installed electric charging capacity at certain of our travel centers and expect to install them at additional travel centers and we are also evaluating hydrogen dispensing as another alternative fuel offering at certain of our travel centers. We are also evaluating the use of hydrogen fuel cell and natural gas generators for both emergency power and base electric load support.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Our Credit Facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. As of March 31, 2022, no loans were outstanding under this Credit Facility. We borrow under this Credit Facility in U.S. dollars and those borrowings require us to pay interest at floating interest rates, which are based on LIBOR or a base rate, plus a premium. Interest on amounts outstanding under our Term Loan Facility are also calculated based on LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates. A change in interest rates generally would not affect the fair value of any outstanding floating rate debt but could affect our operating results. For example, if the $200,000 stated maximum amount was drawn under our Credit Facility and interest rates decreased or increased by 100 basis points per annum, our interest expense would decrease or increase by $2,000 per year. If interest rates were to change gradually over time, the impact would occur over time.
We are exposed to risks arising from market price changes for diesel and gasoline fuel. These risks have historically resulted from changes in supply and demand for fuel and from market speculation about future changes. Some supply changes may arise from local conditions, such as a malfunction in a particular pipeline or at a particular terminal. However, in the recent past most of the supply risks have arisen from national or international conditions, such as weather-related shutdowns of oil drilling or refining capacities, political instability in oil producing regions of the world, war or other hostilities, or terrorism. Concerted efforts by major oil producing countries and cartels to limit oil supply may also impact prices. Because petroleum products are regularly traded in commodity markets, material changes in demand for and the price of fuel worldwide and financial speculation in these commodities markets may have a material effect upon the prices we have to pay for fuel and may also impact our customers' demand for fuel and other products we sell. Almost all of these risks are beyond our control. Nevertheless, we attempt to mitigate our exposure to fuel commodity price market risks in three ways. First, whenever possible, we attempt to maintain supply contracts for diesel fuel with several different suppliers for each of our locations; if one supplier has a local problem, we may be able to obtain fuel supplies from other suppliers. Second, we maintain modest fuel inventory of only a few days of fuel sales. Modest inventory may mitigate the risk that we are required by competitive or contract conditions to sell fuel for less than its cost in the event of rapid price declines; however, the modest level of fuel inventory could exacerbate our fuel supply risks. Third, we sell a majority of our diesel fuel at prices determined by reference to a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to substantially maintain our margin per gallon despite changes in the price we pay for fuel. Based on the composition of our fuel inventory as of March 31, 2022, and our fuel sales volume for the three months ended, March 31, 2022, each one cent change in the price of fuel would change our inventory value by $157 and our fuel revenues by $5,553.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2022.
Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "will," "may" and negatives and derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Among others, the forward-looking statements that appear in this Quarterly Report that may not occur include statements that:

•Our fuel purchasing and inventory management practices may allow us to mitigate the impact of fuel price volatility;
•The duration and severity of the COVID-19 pandemic and its impact on the economy, us and our customers, suppliers and other stakeholders;
•Our operating results for the three months ended March 31, 2022, reflect certain improvements over the same period last year. This may imply that we will increase or maintain these improvements and that we will be as profitable in the future. However, there are no guarantees that we will be able to sustain this level of performance or growth in the future. In addition, customer demand, inflationary pressures, competitive conditions, fuel supplies, war and other hostilities, and government regulation, among other factors, may significantly impact our fuel and nonfuel revenues and the costs of our fuel and nonfuel products may increase in the future because of inflation or other reasons. If fuel gross margin per gallon, or fuel or nonfuel sales volume, decline, if we are not able to pass increases in fuel or nonfuel costs to our customers or if our nonfuel sales mix changes in a manner that negatively impacts our nonfuel gross margin, our nonfuel revenues or our fuel and nonfuel gross margin may decline. While we were profitable for the three months ended March 31, 2022, since we became a public company in 2007, we have been able to produce only occasional profits and we have accumulated significant losses. We may be unable to produce future profits and our losses may increase;
•We are executing our Transformation Plan, which includes numerous initiatives that we believe have and will improve and enhance our profitability and operational efficiency. However, we may not be able to recognize the improvements to our operating results that we anticipate. In addition, the costs incurred to complete the initiatives may be greater than we anticipate;
•We are generally able to pass changes in certain of our costs to our customers, but with some timing differences. We may however, be unable to pass cost increases to our customers due to competitive or other market conditions or otherwise;
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
•Our belief that, as of the date of this Quarterly Report, we had sufficient financial resources to fund operations for at least 12 months. However, our business is subject to risks, including risks beyond our control. If economic conditions decline for an extended period or if we fail to operate our business and compete successfully, our business, results of operations and financial condition may be materially adversely impacted, which may result in our not having sufficient financial resources to fund operations for the foreseeable future;

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
•Our Credit Facility has a current maximum availability of $200.0 million. The availability of this maximum amount is subject to limits based on our qualified collateral, including our eligible cash, accounts receivable, inventory, equipment and intangible assets that varies in amount from time to time. Accordingly, our borrowing and letter of credit availability at any time may be less than $200.0 million. At March 31, 2022, based on our eligible collateral at that date, our borrowing and letter of credit availability was $199.3 million, of which we had used $14.1 million for outstanding letters of credit. The maximum amount available under the Credit Facility may be increased to $300.0 million, the availability of which is subject to limits based on our available collateral and lender participation.  However, if we do not have sufficient collateral or if we are unable to identify lenders willing to increase their commitments or join our Credit Facility, we may not be able to increase the size of our Credit Facility or the availability of borrowings when we may want or need to do so; and
•We may not spend the $175.0 million to $200.0 million of the capital expenditures in 2022 that we currently expect to spend, we may spend more or less than these amounts, we may spend these amounts in a different manner, these expenditures may not provide the benefits we expect and we may not realize our expected cash on cash return hurdle;
•We may not sell our Ontario, Canada assets on time or at amounts we expect and we may incur losses in connection with any such sale; and
•Our commitment to embracing environmentally friendly sources of energy through our eTA division may not be successful, may not result in the benefits we expect and may not be sufficient to offset declines we may experience in our business if the market moves from fossil fuels to non-fossil fuels.
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
•Acts of terrorism, geopolitical risks, political crises, wars or other military actions, such as the current war between Russia and Ukraine, public health crises, such as the ongoing COVID-19 pandemic, or other man made or natural disasters beyond our control may adversely affect our financial results; and
•Although we believe that we benefit from our relationships with our related parties, including SVC, RMR and others affiliated with them, actual and potential conflicts of interest with related parties may present a contrary perception or result in litigation, and the benefits we believe we may realize from the relationships may not materialize.
Results that differ from those stated or implied by our forward-looking statements may also be caused by various changes in our business or market conditions as described more fully in our Annual Report, including under "Warning Concerning Forward-Looking Statements" and Part I, Item 1A. "Risk Factors," and elsewhere in this Quarterly Report.
You should not place undue reliance upon forward-looking statements. Except as required by law, we undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed under the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2022.

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2022	—	$—	—	$—
February 2022	—	—	—	—
March 2022	889	38.44	—	—
Total	889	$38.44	—	$—
(1) During the quarter ended March 31, 2022, all common stock purchases were made to satisfy share award recipients' tax withholding and payment obligations in connection with the vesting of awards of shares of common stock, which were repurchased by us based on their fair market value on the repurchase date.

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

4.7		Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

4.8		Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

4.9		Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

10.1	†	Amendment #5 to the Wex Merchant Acceptance Agreement, dated as of March 8, 2022, by and between Wex Inc. and TA Operating LLC (filed herewith)

10.2
First Amendment to Second Amended and Restated Lease Agreement No. 4 by and between HPT TA Properties Trust and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 4, 2021)

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

TravelCenters of America Inc.

		By:	/s/ Peter J. Crage
Date:	May 3, 2022		Name:	Peter J. Crage
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)