Form 10-Q
period 2022-06-30
TravelCenters of America Inc. /MD/
filed 2022-08-02
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022
 or
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of the registrant's shares of common stock outstanding as of August 1, 2022: 14,855,942.

As used herein, the terms "we," "us," "our" and "TA" include TravelCenters of America Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except par value amount)

	June 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$565,146	$536,002
Accounts receivable (net of allowance for doubtful accounts of $1,183 and $1,003 as of June 30, 2022 and December 31, 2021, respectively)	225,822	111,392
Inventory	251,608	191,843
Other current assets	30,561	37,947
Total current assets	1,073,137	877,184

Property and equipment, net	923,470	831,427
Operating lease assets	1,623,820	1,659,526
Goodwill	22,213	22,213
Intangible assets, net	13,535	10,934
Other noncurrent assets	85,658	107,217
Total assets	$3,741,833	$3,508,501

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$382,302	$206,420
Current operating lease liabilities	119,082	118,005
Other current liabilities	214,895	194,853
Total current liabilities	716,279	519,278

Long term debt, net	524,487	524,781
Noncurrent operating lease liabilities	1,606,031	1,655,359
Other noncurrent liabilities	108,746	106,230
Total liabilities	2,955,543	2,805,648

Stockholders' equity:
Common stock, $0.001 par value, 216,000 shares of common stock authorized as of June 30, 2022 and December 31, 2021, and 14,856 and 14,839 shares of common stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	788,710	785,597
Accumulated other comprehensive loss	(158)	(198)
Accumulated deficit	(2,276)	(82,560)
Total stockholders' equity	786,290	702,853
Total liabilities and stockholders' equity	$3,741,833	$3,508,501
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Fuel	$2,521,757	$1,328,631	$4,327,870	$2,405,889
Nonfuel	553,362	501,810	1,040,444	949,724
Rent and royalties from franchisees	3,929	3,839	7,806	7,763
Total revenues	3,079,048	1,834,280	5,376,120	3,363,376

Cost of goods sold (excluding depreciation):
Fuel	2,365,126	1,228,339	4,058,321	2,228,167
Nonfuel	221,584	198,708	413,368	370,930
Total cost of goods sold	2,586,710	1,427,047	4,471,689	2,599,097

Site level operating expense	260,103	233,996	512,147	461,226
Selling, general and administrative expense	46,400	36,590	87,709	72,520
Real estate rent expense	65,153	63,611	129,799	127,480
Depreciation and amortization expense	26,762	24,139	50,993	47,968
Other operating income, net	(305)	(872)	(2,487)	(872)

Income from operations	94,225	49,769	126,270	55,957

Interest expense, net	11,173	11,739	22,703	23,123
Other (income) expense, net	(1,216)	1,304	(1,854)	2,701
Income before income taxes	84,268	36,726	105,421	30,133
Provision for income taxes	(20,288)	(7,779)	(25,137)	(6,929)
Net income	63,980	28,947	80,284	23,204
Less: net income for noncontrolling interest	—	(409)	—	(333)
Net income attributable to common stockholders	$63,980	$29,356	$80,284	$23,537

Other comprehensive income (loss), net of taxes:
Foreign currency income (loss), net of taxes of $(40), $19, $(21) and $35 respectively	$66	$(9)	$40	$(17)
Other comprehensive income (loss) attributable to common stockholders	66	(9)	40	(17)

Comprehensive income attributable to common stockholders	$64,046	$29,347	$80,324	$23,520

Net income per share of common stock attributable to common stockholders:
Basic and diluted	$4.31	$2.02	$5.41	$1.62
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$80,284	$23,204
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash rent credits, net	(10,944)	(11,634)
Depreciation and amortization expense	50,993	47,968
Deferred income taxes	25,391	6,748
Gain on sale of assets, net	(2,487)	(872)
Changes in operating assets and liabilities:
Accounts receivable	(114,736)	(48,712)
Inventory	(56,641)	6,922
Other assets	8,893	8,622
Accounts payable and other liabilities	192,446	85,761
Other, net	2,333	6,067
Net cash provided by operating activities	175,532	124,074

Cash flows from investing activities:
Capital expenditures	(89,455)	(27,409)
Acquisitions of travel centers and other sites, net of cash acquired	(53,821)	—
Proceeds from other asset sales	597	7,416
Investment in equity investees	(1,000)	(1,350)
Other, net	952	148
Net cash used in investing activities	(142,727)	(21,195)

Cash flows from financing activities:
Payments on West Greenwich Loan	(332)	(332)
Payments on Term Loan Facility	(1,000)	(1,000)
Distributions to noncontrolling interest	—	(80)
Acquisition of stock from employees	(60)	(87)
Other, net	(2,226)	(1,342)
Net cash used in financing activities	(3,618)	(2,841)

Effect of exchange rate changes on cash	(43)	62
Net increase in cash and cash equivalents	29,144	100,100
Cash and cash equivalents at the beginning of the period	536,002	483,151
Cash and cash equivalents at the end of the period	$565,146	$583,251

Supplemental disclosure of cash flow information:
Lease modification (operating to finance lease)	$—	$28,201
Interest paid, net of capitalized interest	22,303	21,840
Income taxes (paid) refunded, net	(1,525)	27
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total TA Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
March 31, 2022	14,837	$14	$786,798	$(224)	$(66,256)	$720,332	$—	$720,332
Grants under share award plan and stock based compensation, net	19	—	1,912	—	—	1,912	—	1,912
Other comprehensive income, net of taxes	—	—	—	66	—	66	—	66
Net income	—	—	—	—	63,980	63,980	—	63,980
June 30, 2022	14,856	$14	$788,710	$(158)	$(2,276)	$786,290	$—	$786,290

March 31, 2021	14,564	$14	$782,524	$(213)	$(146,903)	$635,422	$409	$635,831
Grants under share award plan and stock based compensation, net	17	—	1,213	—	—	1,213	—	1,213
Other changes	—	—	(600)	—	—	(600)	—	(600)
Other comprehensive loss, net of taxes	—	—	—	(9)	—	(9)	—	(9)
Net income	—	—	—	—	29,356	29,356	(409)	28,947
June 30, 2021	14,581	$14	$783,137	$(222)	$(117,547)	$665,382	$—	$665,382
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total TA Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
December 31, 2021	14,839	$14	$785,597	$(198)	$(82,560)	$702,853	$—	$702,853
Grants under share award plan and stock based compensation, net	17	—	3,113	—	—	3,113	—	3,113
Other comprehensive income, net of taxes	—	—	—	40	—	40	—	40
Net income	—	—	—	—	80,284	80,284	—	80,284
June 30, 2022	14,856	14	788,710	(158)	(2,276)	786,290	—	786,290

December 31, 2020	14,574	$14	$781,841	$(205)	$(141,084)	$640,566	$413	$640,979
Grants under share award plan and stock based compensation, net	7	—	1,896	—	—	1,896	—	1,896
Distribution to noncontrolling interest	—	—	—	—	—	—	(80)	(80)
Other changes	—	—	(600)	—	—	(600)	—	(600)
Other comprehensive loss, net of taxes	—	—	—	(17)	—	(17)	—	(17)
Net income	—	—	—	—	23,537	23,537	(333)	23,204
June 30, 2021	14,581	14	783,137	(222)	(117,547)	665,382	—	665,382
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

1.Business Description and Basis of Presentation
TravelCenters of America Inc. is a Maryland corporation. As of June 30, 2022, we operated or franchised 282 travel centers, standalone truck service facilities and standalone restaurant. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of June 30, 2022, our business included 276 travel centers in 44 states in the United States, primarily along the U.S. interstate highway system, operated primarily under the "TravelCenters of America," "TA," "TA Express," "Petro Stopping Centers" and "Petro" brand names. Of these travel centers, we owned 52, we leased 181, we operated two for a joint venture and 41 were owned or leased from others by our franchisees. We operated 234 of our travel centers and franchisees operated 42 travel centers. As of July 8, 2022, we now operate 235 of our travel centers and franchisees operated 41 travel centers. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, diesel exhaust fluid, full service restaurants, quick service restaurants and various customer amenities.
As of June 30, 2022, our business included five standalone truck service facilities operated under the "TA Truck Service" brand name. Of these standalone truck service facilities, we leased three and owned two. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
On April 21, 2021, we completed the sale of our Quaker Steak & Lube, or QSL, business for $5,000, excluding costs to sell and certain closing adjustments. See Note 3 of this Quarterly Report on Form 10-Q, or this Quarterly Report, for more information about the sale of our QSL business.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. On April 26, 2022, we ceased operations at our only travel center located in a foreign country, Canada, which we did not consider material to our operations. On March 2, 2022, we entered into an agreement to sell our Canadian travel center for C$26,000 (approximately US$20,000), excluding costs to sell and certain closing adjustments. See Note 3 of this Quarterly Report for more information about the potential sale of this travel center.
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
Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 2 input), the aggregate fair value of our Senior Notes on June 30, 2022, was $331,312.

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

2. Revenues
We recognize revenues based on the consideration specified in the contract with the customer, less estimates for variable consideration (such as customer loyalty programs and customer rebates), and amounts collected on behalf of third parties (such as sales and excise taxes). The majority of our revenues are generated at the point of sale in our travel center locations. Revenues consist of fuel revenues, nonfuel revenues and rents and royalties from franchisees.
Disaggregation of Revenues
We disaggregate our revenues based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive income. Nonfuel revenues disaggregated by type of good or service for the three and six months ended June 30, 2022 and 2021, were as follows:

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Nonfuel revenues:
Store and retail services	$200,424	$194,440	$379,964	$366,212
Truck service	218,210	194,197	406,594	365,328
Restaurant	86,626	79,938	160,964	153,807
Diesel exhaust fluid	48,102	33,235	92,922	64,377
Total nonfuel revenues	$553,362	$501,810	$1,040,444	$949,724
Contract Liabilities

Our contract liabilities, which are presented in our consolidated balance sheets in other current and other noncurrent liabilities, primarily include deferred revenues related to our customer loyalty programs, gift cards and other deferred revenues. The following table shows the changes in our contract liabilities between periods.

	Customer Loyalty Programs	Deferred Franchise Fees and Other	Total
December 31, 2021	$26,120	$6,156	$32,276
Increases due to unsatisfied performance obligations arising during the period	62,076	1,394	63,470
Revenues recognized from satisfied performance obligations during the period	(71,177)	(1,791)	(72,968)
Other	9,390	(430)	8,960
June 30, 2022	$26,409	$5,329	$31,738
As of June 30, 2022, we expect the unsatisfied performance obligations, relating to our customer loyalty programs and other contract liabilities, will generally be satisfied within 12 months.
As of June 30, 2022, the deferred initial and renewal franchise fee revenue expected to be recognized in future periods is approximately $500 for each of the years 2022 through 2026.

3.    Acquisition and Disposition Activity
2022 Acquisitions
On April 1, 2022 , we acquired certain assets of our previously franchised travel center sites in Lexington, Virginia and Raphine, Virginia for total cash consideration of $51,788, inclusive of certain closing costs and other purchase price adjustments, in order to expand our company owned network of travel centers. TA Lexington and Petro Raphine are located along a strategic interstate highway corridor, and had been franchise locations since 2011. We have included the operating results of the acquisition and a preliminary purchase price allocation in our Consolidated Financial Statements beginning on April 1, 2022. The pro forma impact of these acquisitions, including the respective results of operations from the beginning of the periods presented, are not material to our consolidated financial statements.
We continue to obtain information to complete the valuation of certain assets and liabilities, and expect to complete these valuations no later than one year from the date of acquisition. We will make adjustments to the fair values of the identifiable assets acquired and liabilities assumed as those valuations are finalized. We do not expect these adjustments to be material.
As of June 30, 2022, the following table summarizes the preliminary fair values we recorded for the assets acquired and liabilities assumed. The intangible assets, net figure represents a reacquired franchise right with a weighted average amortization period of approximately four years based on the contractual lives of the applicable franchise agreements.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

Preliminary Fair Value
Cash and cash equivalents	$46
Inventory	2,849
Property and equipment, net	45,654
Intangible assets, net	3,022
Other current and non-current liabilities	(123)
Total assets acquired and liabilities assumed	$51,448
During the second quarter of 2022, we also acquired one standalone truck service facility in Stewartsville, New Jersey and assumed operation of a travel center located in Montgomery, Alabama, which is owned by us, but which was previously leased and franchised by us to a former tenant/franchisee. In connection with such assumption, we purchased from the former tenant/franchisee certain assets used in connection with the operation of the travel center. The aggregate amount of the assets purchased for both transactions was $2,435 in cash.
On July 8, 2022, we assumed operation of a travel center located in Sweetwater, Texas, which is owned by us, but which was previously leased and franchised by us to a former tenant/franchisee. In connection with such assumption, we purchased from the former tenant/franchisee for an immaterial amount certain assets used in connection with the operation of the travel center.
On July 27, 2022, we acquired the assets of a previously franchised travel center site in Oak Grove, Missouri for total cash consideration of $15,349, inclusive of certain closing costs and other purchase price adjustments, in order to expand our company owned network of travel centers. Operating results of the acquisition will be included in our Consolidated Financial Statements beginning on July 27, 2022. We are in the process of determining the fair value of certain identifiable assets, and the purchase price allocation will be completed with finalization of these valuations in future quarters.
2022 Disposition Activity
On March 2, 2022, we entered into an agreement to sell our travel center located in the city of Woodstock, Ontario, Canada, or Woodstock, which we stopped operating in April 2022, for C$26,000 (approximately US$20,000), excluding costs to sell and certain closing adjustments. We classified certain Woodstock assets as held for sale as of March 31, 2022, because the circumstances met the applicable criteria for that treatment as set forth in FASB Accounting Standards Codification 360, Property, Plant, and Equipment. As of June 30, 2022, the held for sale assets and liabilities consisted of inventory of $198, property and equipment, net of $1,756 and other current liabilities of $626. We do not believe that this potential sale represents a strategic shift in our business, and we do not consider the Canadian travel center to be material to our operations. We expect this sale to close by December 31, 2022; however, it is subject to certain conditions. Accordingly, we cannot be certain that we will complete this sale, that this sale will not be delayed or that the terms will not change.
In connection with the closure of the travel center in April 2022, during the six months ended June 30, 2022, we recognized expenses of $375 for employee termination benefits, which were paid during the second quarter of 2022, and $630 related to environmental remediation. These expenses were included in site level operating expense in our consolidated statements of operations and comprehensive income.
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
During the three months ended June 30, 2021, we recognized a $606 loss on the sale of QSL, which was included in other operating income, net in our consolidated statements of operations and comprehensive income. During the first quarter of 2021, we recorded impairment charges of $650, primarily resulting from the change in fair value of underlying assets sold,

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
which were included in depreciation and amortization expense in our consolidated statements of operations and comprehensive income.

4.    Stockholders' Equity
The following table presents a reconciliation of net income attributable to common stockholders to net income available to common stockholders and the related earnings per share of common stock for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$63,980	$29,356	$80,284	$23,537
Less: net income attributable to participating securities	1,987	667	2,506	545
Net income available to common stockholders	$61,993	$28,689	$77,778	$22,992

Weighted average shares of common stock(1)	14,380	14,236	14,376	14,232

Basic and diluted net income per share of common stock attributable to common stockholders	$4.31	$2.02	$5.41	$1.62
(1) Excludes unvested shares of common stock awarded under our share award plans, in which shares of common stock are considered participating securities because they participate equally in earnings and losses with all of our other shares of common stock. The weighted average number of unvested shares of common stock outstanding for the three months ended June 30, 2022 and 2021, was 461 and 331, respectively. The weighted average number of unvested shares of common stock outstanding for the six months ended June 30, 2022 and 2021, was 463 and 337, respectively.

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
As of June 30, 2022, our SVC Leases (as defined below), the leases covering our other properties and most of our equipment leases were classified as operating leases and certain of our other equipment leases and one ground lease pursuant to one SVC lease were classified as finance leases. Finance lease assets were included in other noncurrent assets, with the corresponding current and noncurrent finance lease liabilities included in other current liabilities and other noncurrent liabilities, respectively, in our consolidated balance sheets.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Leasing Agreements with SVC
As of June 30, 2022, we leased from SVC a total of 179 properties under five leases. We refer to these five leases collectively as the SVC Leases. The SVC Leases expire between 2029 and 2035, subject to our right to extend those leases. We have two renewal options of 15 years under each of the SVC Leases.
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
We recognized total real estate rent expense under the SVC Leases of $64,300 and $61,057 for the three months ended June 30, 2022 and 2021, respectively, and $128,207 and $122,060 for the six months ended June 30, 2022 and 2021, respectively. Included in these rent expense amounts are percentage rent payable of $2,839 and $1,591 for the three months ended June 30, 2022 and 2021, respectively, and $5,338 and $2,977 for the six months ended June 30, 2022 and 2021, respectively, which are based on a percentage of the increases in total nonfuel revenues at each leased property over base year levels, deferred rent of $4,404 and $8,807 for the three and six month periods, respectively, and adjustments to record minimum annual rent on a straight line basis over the terms of the leases and estimated future payments by us for the cost of removing underground storage tanks on a straight line basis. As of June 30, 2022, the estimated future payments related to these underground storage tanks were $26,421 and are recorded in other noncurrent liabilities on our consolidated balance sheets. The remaining balance of our deferred rent obligations was $13,211 as of June 30, 2022 and is scheduled to be fully paid by January 31, 2023.
As of June 30, 2022, our aggregate annual minimum rent payable to SVC under the SVC Leases was $243,914. Pursuant to the SVC Leases, we may request that SVC purchase qualifying capital improvements we make at the leased travel centers in return for increased annual minimum rent. We did not sell to SVC any improvements we made to properties leased from SVC for the three and six months ended June 30, 2022 and 2021.
As permitted by the SVC Leases, we sublease a portion of certain travel centers to third parties to operate other retail operations. These subleases are classified as operating leases. We recognized sublease rental income of $481 and $517 for the three months ended June 30, 2022 and 2021, respectively, and $904 and $1,003 for the six months ended June 30, 2022 and 2021, respectively.
Lease Costs
Our lease costs are included in various balances in our consolidated statements of operations and comprehensive income, as shown in the following tables. For the three and six months ended June 30, 2022 and 2021, our lease costs consisted of the following:

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

	Classification in our Consolidated Statements of Operations and Comprehensive Income	Three Months Ended June 30,
		2022	2021
Operating lease costs: SVC Leases	Real estate rent expense	$60,964	$58,952
Operating lease costs: other	Real estate rent expense	629	2,398
Variable lease costs: SVC Leases	Real estate rent expense	3,336	2,105
Variable lease costs: other	Real estate rent expense	224	156
Total real estate rent expense		65,153	63,611
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	993	776
Financing lease costs: equipment and other	Site level operating expense	63	77
Short-term lease costs	Site level operating expense and selling, general and administrative expense	107	175
Amortization of finance lease assets: SVC Leases	Depreciation and amortization expense	553	553
Amortization of finance lease assets: other	Depreciation and amortization expense	831	409
Interest on finance lease liabilities: SVC Leases	Interest expense, net	294	308
Interest on finance lease liabilities: other	Interest expense, net	173	108
Sublease income	Nonfuel revenues	(481)	(517)
Net lease costs		$67,686	$65,500

	Classification in our Consolidated Statements of Operations and Comprehensive Income	Six Months Ended June 30,
		2022	2021
Operating lease costs: SVC Leases	Real estate rent expense	$121,928	$118,089
Operating lease costs: other	Real estate rent expense	1,181	5,082
Variable lease costs: SVC Leases	Real estate rent expense	6,279	3,971
Variable lease costs: other	Real estate rent expense	411	338
Total real estate rent expense		129,799	127,480
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	1,935	1,622
Financing lease costs: equipment and other	Site level operating expense	237	99
Short-term lease costs	Site level operating expense and selling, general and administrative expense	212	342
Amortization of finance lease assets: SVC Leases	Depreciation and amortization expense	1,106	737
Amortization of finance lease assets: other	Depreciation and amortization expense	1,588	659
Interest on finance lease liabilities: SVC Leases	Interest expense, net	592	411
Interest on finance lease liabilities: other	Interest expense, net	337	189
Sublease income	Nonfuel revenues	(904)	(1,003)
Net lease costs		$134,902	$130,536

Lease Assets and Liabilities
As of June 30, 2022 and December 31, 2021, our operating lease assets and liabilities consisted of the following:

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
Operating lease assets:
SVC Leases	$1,606,057	$1,649,142
Other	17,763	10,384
Total operating lease assets	$1,623,820	$1,659,526

Current operating lease liabilities:
SVC Leases	$114,767	$114,372
Other	4,315	3,633
Total current operating lease liabilities	$119,082	$118,005

Noncurrent operating lease liabilities:
SVC Leases	$1,592,022	$1,648,112
Other	14,009	7,247
Total noncurrent operating lease liabilities	$1,606,031	$1,655,359

During the six months ended June 30, 2022 and 2021, we paid $140,742 and $139,113, respectively, for amounts that had been included in the measurement of our operating lease liabilities.
As of June 30, 2022 and December 31, 2021, our finance lease assets and liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Finance lease assets:
SVC Leases	$25,436	$26,542
Other	16,963	15,781
Total finance lease assets	$42,399	$42,323

Current finance lease liabilities:
SVC Leases	$1,578	$1,517
Other	3,287	2,814
Total current finance lease liabilities	$4,865	$4,331

Noncurrent finance lease liabilities:
SVC Leases	$25,218	$25,974
Other	14,160	13,240
Total noncurrent finance lease liabilities	$39,378	$39,214
During the six months ended June 30, 2022 and 2021, we paid $2,152 and $987, respectively, for amounts that had been included in the measurement of our finance lease liabilities.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Lease Maturities and Other Information
Maturities of our operating lease liabilities that had remaining noncancelable lease terms in excess of one year as of June 30, 2022, were as follows:

	SVC Leases	Other	Total
Years ended December 31:
2022	$134,504	$2,716	$137,220
2023	255,469	3,859	259,328
2024	251,295	2,773	254,068
2025	251,283	2,683	253,966
2026	251,278	2,385	253,663
Thereafter	1,538,649	6,356	1,545,005
Total operating lease payments	2,682,478	20,772	2,703,250
Less: present value discount(1)	(975,689)	(2,448)	(978,137)
Present value of operating lease liabilities	$1,706,789	$18,324	$1,725,113
(1) The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the SVC Leases and our incremental borrowing rate for all other leases.
The weighted average remaining lease term for our operating leases as of June 30, 2022, was approximately 11 years. Our weighted average discount rate for our operating leases as of June 30, 2022, was approximately 9.1%.
Maturities of the financing lease liabilities related to the amended SVC lease noted above that had remaining noncancelable lease terms in excess of one year as of June 30, 2022, were as follows:

	SVC Lease	Other	Total
Years ended December 31:
2022	$1,304	$1,942	$3,246
2023	2,656	3,884	6,540
2024	2,722	3,442	6,164
2025	2,790	3,042	5,832
2026	2,860	3,025	5,885
Thereafter	22,126	4,176	26,302
Total financing lease payments	34,458	19,511	53,969
Less: present value discount(1)	(7,662)	(2,064)	(9,726)
Present value of financing lease liabilities	$26,796	$17,447	$44,243
(1) The discount rate used to derive the present value of unpaid lease payments is based on our incremental borrowing rate.
The weighted average remaining lease term for our finance leases as of June 30, 2022, was approximately 9 years. Our weighted average discount rate for our finance leases as of June 30, 2022, was approximately 4.3%.
As a Lessor

We leased one travel center to a franchisee as of June 30, 2022, and two travel centers to franchisees as of June 30, 2021. Rent revenues from these operating leases totaled $595 and $584 for the three months ended June 30, 2022 and 2021, respectively, and $1,190 and $1,168 for the six months ended June 30, 2022 and 2021, respectively. We acquired the operating assets of these franchisee-operated travel centers in the second and third quarters of 2022. See Note 3 of this Quarterly Report

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
for more information about these acquisitions. See above for information regarding certain travel centers that we lease from SVC in which we sublease a portion of the travel centers to third parties to operate other retail operations. We also lease portions of properties we own to third parties to operate other retail operations.

6.    Business Management Agreement with RMR
The RMR Group LLC, or RMR, provides us certain services that we require to operate our business, and which relate to various aspects of our business. RMR provides these services pursuant to a business management agreement. Pursuant to the business management agreement, we incurred aggregate fees and certain cost reimbursements payable to RMR of $4,249 and $3,661 for the three months ended June 30, 2022 and 2021, respectively, and $7,888 and $6,596 for the six months ended June 30, 2022 and 2021, respectively. These amounts are included in selling, general and administrative expense in our consolidated statements of operations and comprehensive income. For more information about our relationship with RMR, see Note 7 of this Quarterly Report and Note 12 of our Annual Report.

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
As of June 30, 2022, Mr. Portnoy beneficially owned (including indirectly through RMR) approximately 4.5% of our outstanding shares of common stock.
Relationship with SVC
We are SVC's largest tenant and SVC is our principal landlord and second largest stockholder. As of June 30, 2022, SVC owned approximately 8.0% of our outstanding shares of common stock. As of June 30, 2022, we leased from SVC a total of 179 travel center properties under the SVC Leases. See Note 5 of this Quarterly Report for more information about our lease agreements with SVC.
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
As of June 30, 2022, we accrued a current liability of $2,685, of which $626 related to the potential sale of our travel center located in Canada, and a noncurrent liability of $1,108 for environmental matters as well as a receivable, which is recorded in noncurrent assets in our consolidated balances sheets, for expected recoveries of certain of these estimated future expenditures of $868, resulting in an estimated net amount of $2,925 that we expect to fund in the future.  See Note 3 of this Quarterly Report for more information about the potential sale of our travel center in Canada. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
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

9.    Inventory
Inventory as of June 30, 2022 and December 31, 2021, consisted of the following:

	June 30, 2022	December 31, 2021
Nonfuel products	$185,999	$146,313
Fuel products	65,609	45,530
Total inventory	$251,608	$191,843

10. Equity Investments

QuikQ, an independent full service fuel payment solutions provider, is a joint venture between us and Love's Travel Stops & Country Stores, Inc. On April 30, 2021, we reduced our ownership in Epona, LLC, owner of QuikQ, from 50% to less than 50%, for which a pre-tax loss of $1,826 was recognized in other (income) expense, net in our consolidated statements of operations and comprehensive income during the three months ended June 30, 2021. The investment will continue to be accounted for under the equity method.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or our Annual Report. Unless indicated otherwise, amounts are in thousands of dollars, gallons and shares of common stock, as applicable, unless indicated otherwise.

Company Overview
TravelCenters of America Inc. is a Maryland corporation. As of June 30, 2022, we operated or franchised 276 travel centers, standalone truck service facilities and standalone restaurant. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees. We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry.
Economic Conditions
The United States economy experienced high inflation during the first half of 2022 and there are market expectations that inflation may remain at elevated levels for a sustained period. In addition, global supply chain challenges during the second half of 2021 have continued in 2022. Also, labor availability has continued to be constrained and market labor costs have continued to increase. The U.S. Federal Reserve Board also increased interest rates during the first half of 2022 and in July with additional rate increases expected in the coming months. These conditions may give rise to an economic slowdown, and perhaps a recession, and could further increase our costs and/or impact our revenues. At the same time, these conditions and other factors, as further noted below, have created a volatile market for oil, diesel fuel and gasoline, which has had the effect of increased fuel margins and fuel revenues during the second quarter of 2022. It is unclear whether the current economic conditions and government responses to these conditions, including inflation, increasing interest rates, the war between Russian and Ukraine and high fuel prices will result in an economic slowdown or recession in the United States. If that occurs, demand for the transporting of products across the United States by trucks may decline, possibly significantly, which may significantly adversely impact our business, results of operations and financial position.
COVID-19 Pandemic
The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have had a significant impact on the global economy, including the U.S. economy. Many of the restrictions that had been imposed in the United States during the pandemic have since been lifted and commercial activity in the United States generally has increasingly returned to pre-pandemic practices and operations. To date, the COVID-19 pandemic has not had a significant adverse impact on our business. However, the ultimate impact of the COVID-19 pandemic remains uncertain and we continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. For more information and risks relating to the COVID-19 pandemic on us and our business, see Part I, Item 1A, “Risk Factors”, of our Annual Report.

Executive Summary of Financial Results
During the three months ended June 30, 2022 and 2021, we generated income before income taxes of $84,268 and $36,726, respectively. The $47,542 change in income before income taxes was primarily due to site level gross margin in excess of site level operating expense increasing $58,998, primarily resulting from incremental diesel fuel margin, the result of fuel market volatility and increased prices creating favorable market conditions for our business, and increases in nonfuel revenues primarily due to higher value work orders and price increases in truck service and the re-opening and expanded hours of more restaurants during the three months ended June 30, 2022, partially offset by higher labor costs due to wage increases and higher operating expenses.
The above factors were partially offset by higher selling, general and administrative expense for the three months ended June 30, 2022, which increased by $9,810 or 26.8%, as compared to the three months ended June 30, 2021. The increase was primarily due to higher wages and compensation costs, costs related to the transition to cloud-based technology solutions, an increase in revenue-based management fees paid to The RMR Group LLC, or RMR, and higher general corporate expenses.
During the six months ended June 30, 2022 and 2021, we generated income before income taxes of $105,421 and $30,133, respectively. The $75,288 change in income before income taxes was primarily due to site level gross margin in excess of site level operating expense increasing $89,231, primarily resulting from incremental diesel fuel margin, the result of fuel market volatility and increased prices creating favorable market conditions for our business, and increases in nonfuel revenues primarily due to higher value work orders and price increases in truck service and the re-opening and expanded hours of more restaurants during the six months ended June 30, 2022, partially offset by higher labor costs driven by wage increases and compensation costs and higher operating expenses.
The above factors were partially offset by higher selling, general and administrative expense, which increased by $15,189 or 20.9% when comparing the six months ended June 30, 2022 and 2021. The increase was primarily due to higher wages and compensation costs, costs related to the transition to cloud-based technology solutions, an increase in revenue-based management fees paid to RMR and higher general corporate expenses.
Effects of Fuel Prices and Supply and Demand Factors
Our fuel revenues and fuel gross margin are subject to fluctuations, sometimes material, as a result of market prices and the availability of, and demand for, diesel fuel and gasoline. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in demand and perceived and/or real impacts on supply that are often the result of changes in the macroeconomic environment. Also, concerted efforts by major oil producing countries and cartels to influence oil supply, as well as other actions by governments regarding trade policies, may impact fuel wholesale and retail prices. Further, there have been reports of reduced investment in oil exploration and production as a result of concerns about decreased demand for oil in response to market and governmental factors, including increased demand for alternative energy sources in response to global climate change. These and other factors, for example the ongoing war between Russia and Ukraine and various countries’ actions in response to that war, are believed to have contributed to recent fears of supply constraint and, as a result, increases in the cost of oil and other fossil energy sources.
Although there are several components that comprise and impact our fuel costs of goods sold, including the cost of fuel, freight and mix, the cost of fuel is the primary factor. Over the past several years there have been significant changes in the cost of fuel. During the three and six months ended June 30, 2022, fuel prices trended upward, increasing 14.4% and 70.1%, respectively, as compared to the beginning of the period. The average fuel price during the three and six months ended June 30, 2022, was 133.6% and 110.2% higher than the average fuel price during the three and six months ended June 30, 2021, respectively. These increases in fuel prices during the first half of 2022 and year over year were primarily due to the recent uncertainty in fuel supply markets, impacted, at least in part, by the war between Russia and Ukraine and the various economic sanctions and other punitive measures the United States and other countries have taken against Russia in response, including with respect to Russian oil exports. This uncertainty also contributed to higher-than-normal fuel price volatility in the United States in the first half of 2022; however, favorable market conditions for certain purchasing arrangements and the significant index correlation of our fuel purchasing and sales contracts mitigated the potential downside risk of this volatility on our per gallon fuel margin this quarter and enabled us to deliver strong fuel margins for the quarter. In the aggregate, we generally are able to pass changes in our cost for fuel products to our customers, but typically with timing differences associated with on-hand inventory, such that during periods of volatile and rising fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been and during periods of static and falling fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been. For example, steadily rising fuel prices typically improve short-term fuel margins due to the sell-through of lower cost inventory at current market prices. Increases in the prices we pay for fuel can increase our working capital requirements.
Due to the volatility of our fuel costs and our methods of pricing fuel to our customers, we believe that fuel revenues are not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenues may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volume or in fuel gross margin, as evidenced by the three and six months ended June 30, 2022. We therefore consider fuel sales volume and fuel gross margin to be better measures of our performance.
While we experienced lower fuel sales volumes during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to higher fuel prices and inflationary pressures, we believe that demand for fuel by trucking companies and motorists for a constant level of miles driven will remain relatively unchanged in the near-term but could continue to decline over time because of technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels and technologies. Although we believe these factors, combined with competitive pressures, may impact the level of fuel sales volume we realize, fuel sales volume slightly increased during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. For the first six months of 2022, these increases primarily resulted from improved market conditions within the freight industry, traffic increases associated with the ongoing pandemic recovery and the success of our marketing initiatives to increase our market share, however these factors were less significant in the second quarter of 2022 as our fuel sales volume was down slightly as compared to a strong recovery quarter in the prior year.
In addition, we believe that to some degree higher fuel prices and inflationary pressures resulted in less disposable income for our customers to purchase our nonfuel products and services. While nonfuel revenues and nonfuel margins increased 10.3% and 9.5%, respectively, during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, higher fuel prices and inflationary pressures in the second quarter of 2022 tempered certain nonfuel transaction volumes.

Other Factors Affecting Comparability
Growth Strategies
Our strategic transformation and turnaround plan, or our Transformation Plan, consists of numerous initiatives across our organization for the purpose of expanding our travel center network, improving the guest experience, improving and enhancing operational profitability and efficiency, and strengthening our financial position all in support of our core mission to return every traveler to the road better than they came.
Franchising is a key aspect of our strategic network growth plan. Since the beginning of 2020, we have entered into franchise agreements covering approximately 50 travel centers to be operated under our travel center brand names. Five of these franchised travel centers began operations during 2020, two began operations during 2021 and one began operations during the second quarter of 2022. We expect the remaining 42 to all open by the third quarter of 2024.
Our growth strategy also includes our intent to acquire high quality, existing travel centers to expand our network of travel centers. We completed the acquisitions of two previously franchised travel centers and one standalone truck service facility in April 2022, and another previously franchised travel center in July 2022. We also acquired two of our company-owned, franchisee-operated travel centers in the second and third quarters of 2022. See Note 3 in Item 1. of this Quarterly Report for more information about these acquisitions.
Our capital expenditures for 2022 are expected to be in the range of $175,000 to $200,000 and includes projects to improve the guest experience through significant upgrades at our travel centers, the expansion of restaurants and food offerings and improvements to our technology systems infrastructure. Approximately 60% of our capital expenditures for 2022 are focused on growth initiatives that we expect will meet or exceed our 15% to 20% cash on cash return hurdle.

Importantly, we are committed to embracing environmentally friendly energy sources through our eTA division, which seeks to deliver sustainable and alternative energy to the marketplace by working with the public sector, private companies and customers and guests to facilitate this initiative. Recent accomplishments include expanding of our biodiesel and renewable diesel blending capabilities, increasing the availability of diesel exhaust fluid, or DEF, at all diesel pumps nationwide and installing electric vehicle charging stations. We are also exploring ultra-high power truck charging and hydrogen fuel dispensing in parallel with traditional fossil fuels to provide energy alternatives as the transportation sector transitions to a lighter carbon footprint. We believe our large, well-located sites will allow us to make both fossil and, eventually, non-fossil fuels available throughout our nationwide network of sites.

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

Results of Operations
All of our company operated locations are same site locations with the exception of the two recently acquired travel centers and one standalone truck service facility and the travel center located in Canada that we stopped operating during the second quarter of 2022 . As a result, same site operating results are not presented as part of this discussion and analysis as they would not provide materially different information from our consolidated results. See Note 3 in Item 1. of this Quarterly Report for more information about acquisition and disposition activity.

Consolidated Financial Results
The following table presents changes in our operating results for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021.

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues:
Fuel	$2,521,757	$1,328,631	$1,193,126	89.8%
Nonfuel	553,362	501,810	51,552	10.3%
Rent and royalties from franchisees	3,929	3,839	90	2.3%
Total revenues	3,079,048	1,834,280	1,244,768	67.9%

Gross margin:
Fuel	156,631	100,292	56,339	56.2%
Nonfuel	331,778	303,102	28,676	9.5%
Rent and royalties from franchisees	3,929	3,839	90	2.3%
Total gross margin	492,338	407,233	85,105	20.9%

Site level operating expense	260,103	233,996	26,107	11.2%
Selling, general and administrative expense	46,400	36,590	9,810	26.8%
Real estate rent expense	65,153	63,611	1,542	2.4%
Depreciation and amortization expense	26,762	24,139	2,623	10.9%
Other operating income, net	(305)	(872)	567	65.0%

Income from operations	94,225	49,769	44,456	89.3%

Interest expense, net	11,173	11,739	(566)	(4.8)%
Other (income) expense, net	(1,216)	1,304	(2,520)	(193.3)%
Income before income taxes	84,268	36,726	47,542	129.5%
Provision for income taxes	(20,288)	(7,779)	(12,509)	(160.8)%
Net income	63,980	28,947	35,033	121.0%
Less: net loss for noncontrolling interest	—	(409)	409	100.0%
Net income attributable to common stockholders	$63,980	$29,356	$34,624	117.9%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues:
Fuel	$4,327,870	$2,405,889	$1,921,981	79.9%
Nonfuel	1,040,444	949,724	90,720	9.6%
Rent and royalties from franchisees	7,806	7,763	43	0.6%
Total revenues	5,376,120	3,363,376	2,012,744	59.8%

Gross margin:
Fuel	269,549	177,722	91,827	51.7%
Nonfuel	627,076	578,794	48,282	8.3%
Rent and royalties from franchisees	7,806	7,763	43	0.6%
Total gross margin	904,431	764,279	140,152	18.3%

Site level operating expense	512,147	461,226	50,921	11.0%
Selling, general and administrative expense	87,709	72,520	15,189	20.9%
Real estate rent expense	129,799	127,480	2,319	1.8%
Depreciation and amortization expense	50,993	47,968	3,025	6.3%
Other operating income, net	(2,487)	(872)	(1,615)	(185.2)%

Income from operations	126,270	55,957	70,313	125.7%

Interest expense, net	22,703	23,123	(420)	(1.8)%
Other (income) expense, net	(1,854)	2,701	(4,555)	(168.6)%
Income before income taxes	105,421	30,133	75,288	249.9%
Provision for income taxes	(25,137)	(6,929)	(18,208)	(262.8)%
Net income	80,284	23,204	57,080	246.0%
Less: net loss for noncontrolling interest	—	(333)	333	100.0%
Net income attributable to common stockholders	$80,284	$23,537	$56,747	241.1%
Three Months Ended June 30, 2022, as Compared to Three Months Ended June 30, 2021
Fuel Revenues. Fuel revenues for the three months ended June 30, 2022, increased by $1,193,126, or 89.8%, as compared to the three months ended June 30, 2021, primarily as a result of an increase in market prices for fuel, partially offset by a decrease in fuel sales volume. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods. See "Effects of Fuel Prices and Supply and Demand Factors" for more information regarding the impact market prices for fuel has on our financial results.

	Gallons Sold	Fuel Revenues
Results for the three months ended June 30, 2021	583,630	$1,328,631
Increase due to petroleum products price changes		1,232,117
Decrease due to volume changes	(9,665)	(39,713)
Increase in wholesale fuel sales volume	355	722
Net change from prior year period	(9,310)	1,193,126
Results for the three months ended June 30, 2022	574,320	2,521,757

Nonfuel Revenues. Nonfuel revenues for the three months ended June 30, 2022 increased by $51,552, or 10.3%, as compared to the three months ended June 30, 2021, primarily as a result of increases in DEF as a result of the growth of newer trucks on the road that require DEF, and full service restaurants and truck services, due to inflation-driven pricing increases, and higher transaction volumes along with the reopening and expanded hours at our full service restaurants. These increases were partially offset by lower transaction volumes in truck services and quick service restaurants.
Rent and Royalties from Franchisees. Rent and royalties from franchisees for the three months ended June 30, 2022 increased by $90, or 2.3%, as compared to the three months ended June 30, 2021, primarily as a result of higher nonfuel revenues at franchised travel centers and franchised travel centers that began operations after June 30, 2021, partially offset by the elimination of royalties from franchised QSL standalone restaurants following the sale of our QSL business in April 2021.
Fuel Gross Margin. Fuel gross margin for the three months ended June 30, 2022 increased by $56,339, or 56.2%, as compared to the three months ended June 30, 2021, primarily as a result of more favorable market conditions discussed above, partially offset by a decrease in fuel sales volume during the three months ended June 30, 2022.
Nonfuel Gross Margin. Nonfuel gross margin for the three months ended June 30, 2022 increased by $28,676, or 9.5%, as compared to the three months ended June 30, 2021, due to the increase in total nonfuel revenues. Nonfuel gross margin percentage for the three months ended June 30, 2022, declined 40 basis points to 60.0% from 60.4% for the three months ended June 30, 2021, primarily due to a change in the mix of products and services and higher relative costs.
Site Level Operating Expense. Site level operating expense for the three months ended June 30, 2022 increased by $26,107, or 11.2%, as compared to the three months ended June 30, 2021, primarily due to higher labor costs as a result of wage increases and the reopening and expanded hours at certain full service restaurants and increased other operating expenses during the three months ended June 30, 2022. Site level operating expense as a percentage of nonfuel revenues increased 40 basis points to 47.0% for the three months ended June 30, 2022, from 46.6% for the three months ended June 30, 2021, primarily due to these factors.
Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2022 increased by $9,810, or 26.8%, as compared to the three months ended June 30, 2021, primarily due to higher wages and compensation costs, costs related to the transition to cloud-based technology solutions, an increase in revenue-based management fees paid to RMR and higher general corporate expenses.
Real Estate Rent Expense. Real estate rent expense for the three months ended June 30, 2022 increased by $1,542, or 2.4%, as compared to the three months ended June 30, 2021, primarily as a result of an increase in percentage rent due to SVC as a result of the increase in total nonfuel revenues during the three months ended June 30, 2022.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2022 increased by $2,623, or 10.9%, as compared to the three months ended June 30, 2021. The increase primarily resulted from the growth in the amount of our new assets placed in service from capital expenditures and locations we acquired during the three months ended June 30, 2022.
Interest Expense, Net. Interest expense, net for the three months ended June 30, 2022, decreased by $566 or 4.8%, as compared to the three months ended June 30, 2021. The decrease primarily resulted from higher interest income earned on investments due to higher interest rates.
Provision for Income Taxes. Provision for income taxes was $20,288 and $7,779 for the three months ended June 30, 2022 and 2021, respectively. The effective income tax rates were 23.8% and 21.1% for the three months ended June 30, 2022 and 2021, respectively. The effective income tax rates for the three months ended June 30, 2022 and 2021, were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, additional tax expense related to compensation, partially offset by federal tax credits.

Six Months Ended June 30, 2022, as Compared to Six Months Ended June 30, 2021
Fuel Revenues. Fuel revenues for the six months ended June 30, 2022, increased by $1,921,981, or 79.9%, as compared to the six months ended June 30, 2021, primarily as a result of an increase in market prices for fuel and a modest increase in fuel sales volume. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods. See "Effects of Fuel Prices and Supply and Demand Factors" for more information regarding the impact market prices for fuel has on our financial results.

	Gallons Sold	Fuel Revenues
Results for the six months ended June 30, 2021	1,127,402	$2,405,889
Increase due to petroleum products price changes		1,915,237
Decrease due to volume changes	(847)	(1,217)
Increase in wholesale fuel sales volume	3,051	7,961
Net change from prior year period	2,204	1,921,981
Results for the six months ended June 30, 2022	1,129,606	4,327,870
Nonfuel Revenues. Nonfuel revenues for the six months ended June 30, 2022, increased by $90,720 or 9.6%, as compared to the six months ended June 30, 2021, primarily as a result of increases in DEF as a result of the growth of newer trucks on the road that require DEF, and full service restaurants and truck services, due to inflation-driven pricing increases, and higher transaction volumes along with the reopening and expanded hours at our full service restaurants. These increases were partially offset by lower transaction volumes in truck services and quick service restaurants.
Rent and Royalties from Franchisees. Rent and royalties from franchisees for the six months ended June 30, 2022 increased by $43, or 0.6%, as compared to the six months ended June 30, 2021, primarily as a result of higher nonfuel revenues at franchised travel centers and franchised travel centers that began operations after June 30, 2021, partially offset by the elimination of royalties from franchised QSL standalone restaurants following the sale of our QSL business in April 2021.
Fuel Gross Margin. Fuel gross margin for the six months ended June 30, 2022 increased by $91,827, or 51.7%, as compared to the six months ended June 30, 2021, primarily as a result of more favorable market conditions, as discussed above, in addition to a slight increase in fuel sales volume.
Nonfuel Gross Margin. Nonfuel gross margin for the six months ended June 30, 2022 increased by $48,282, or 8.3%, as compared to the six months ended June 30, 2021, primarily as a result of the increase in total nonfuel revenues. Nonfuel gross margin percentage for the six months ended June 30, 2022, declined 60 basis points to 60.3% from 60.9% for the six months ended June 30, 2021, primarily due to a change in the mix of products and services and higher relative costs.
Site Level Operating Expense. Site level operating expense for the six months ended June 30, 2022 increased by $50,921, or 11.0%, as compared to the six months ended June 30, 2021, primarily due to higher labor costs as a result of wage increases and the reopening and expanded hours at certain full service restaurants and increased other operating expenses during the six months ended June 30, 2022. Site level operating expense increased 60 basis points to 49.2% for the six months ended June 30, 2022, from 48.6% for the six months ended June 30, 2021, primarily due to these factors.
Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2022 increased by $15,189, or 20.9%, as compared to the six months ended June 30, 2021. The increase was primarily due to higher wages and compensation costs, costs related to the transition to cloud-based technology solutions, an increase in revenue-based management fees paid to RMR and higher general corporate expenses.
Real Estate Rent Expense. Real estate rent expense for the six months ended June 30, 2022 increased by $2,319, or 1.8%, as compared to the six months ended June 30, 2021, primarily as a result of an increase in percentage rent due to SVC as a result of the increase in total nonfuel revenues during the six months ended June 30, 2022.
Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2022 increased by $3,025, or 6.3%, as compared to the six months ended June 30, 2021. The increase primarily resulted from the growth in the amount of our new assets placed in service from capital expenditures and locations we acquired during the six months ended June 30, 2022, partially offset by a $650 impairment charge related to the QSL sale during the six months ended June 30, 2021.

Interest Expense, Net. Interest expense, net for the six months ended June 30, 2022 decreased by $420, or 1.8%, as compared to the six months ended June 30, 2021. The decrease primarily resulted from higher interest income earned on investments due to higher interest rates.
Provision for Income Taxes. Provision for income taxes was $25,137 and $6,929 for the six months ended June 30, 2022 and 2021, respectively. The effective income tax rates were 23.5% and 22.7% for the six months ended June 30, 2022 and 2021, respectively. The effective income tax rates for the six months ended June 30, 2022 and 2021 were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, additional tax expense related to compensation, partially offset by federal tax credits.

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
We believe that the primary risks we currently face with respect to our operating cash flow are:
•inflationary pressures;
•recessionary pressures;
•increasing labor costs;
•labor availability;
•adverse impacts from supply chain challenges;
•potential negative impacts from COVID-19 or other health pandemic, including if the United States experiences a prolonged and significant decline in economic activity that reduces demand for our products and services, as a result;
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
•increases in our cost of capital due to increasing market interest rates and interest rate spreads;

•increased costs we may need to incur to operate our business in response to the COVID-19 pandemic, including enhancing sanitation and other preventative measures, and sick pay; and
•the negative impacts on our gross margins and working capital requirements due to the higher level of prices for petroleum products or due to increases in the cost of our fuel or nonfuel products resulting from inflation generally.
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $565,146 at June 30, 2022, and net cash provided by operating activities of $175,532 for the six months ended June 30, 2022, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities. We believe we have sufficient financial resources to fund operations and required capital expenditures for greater than 12 months.
Our Investment and Financing Liquidity and Resources
Revolving Credit Facility
We and certain of our subsidiaries are parties to an Amended and Restated Loan and Security Agreement, or the Credit Facility, with a group of commercial banks that matures on July 19, 2024. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At June 30, 2022, based on our qualified collateral, a total of $200,000 was available to us for loans and letters of credit under the Credit Facility. At June 30, 2022, there were no borrowings outstanding under the Credit Facility and $14,576 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $185,424 available for our use as of that date. At June 30, 2022, we were in compliance with all covenants of the Credit Facility. As of August 1, 2022, there were no borrowings outstanding under the Credit Facility and approximately $185,424 available under the Credit Facility for our use as of that date.
Term Loan Facility
We have a $200,000 Term Loan Facility, or the Term Loan Facility, which is secured by a pledge of all the equity interests of substantially all of our wholly owned subsidiaries, a pledge, subject to the prior interest of the lenders under our Credit Facility, of substantially all of our other assets and the assets of such wholly owned subsidiaries and mortgages on certain of our fee owned real properties. We used the net proceeds of $190,062 from our Term Loan Facility for general business purposes, including the funding of deferred capital expenditures, updates to key information technology infrastructure and growth initiatives consistent with our Transformation Plan. Interest on amounts outstanding under the Term Loan Facility are calculated at LIBOR, with a LIBOR floor of 100 basis points, plus 600 basis points, and the Term Loan Facility matures on December 14, 2027. Our Term Loan Facility requires periodic interest payments based on the interest period selected and quarterly principal payments of $500, or 1.0% of the original principal amount annually. In addition, beginning with the year ended December 31, 2021 and for each twelve month calendar year period thereafter (each considered an “Excess Cash Flow Period”, as defined), we are required to calculate Excess Cash Flow, as defined, and prepay an amount equal to Excess Cash Flow less other specified adjustments. The prepayment, as calculated, is due 95 days after the end of the respective Excess Cash Flow Period. There was no required prepayment due for the Excess Cash Flow Period ended December 31, 2021. Remaining principal amounts outstanding under the Term Loan Facility may be prepaid, without penalty, beginning on December 14, 2022. At June 30, 2022, we were in compliance with all covenants of the Term Loan Facility.
West Greenwich Loan
We have a term loan for $16,600 with The Washington Trust Company, or the West Greenwich Loan. The West Greenwich Loan matures on February 7, 2030 and is secured by a mortgage encumbering our travel center located in West Greenwich, Rhode Island. The interest rate is fixed at 3.85% through February 7, 2025, and resets thereafter, based on the five year Federal Home Loan Bank rate plus 198 basis points. The West Greenwich Loan requires us to make principal and interest payments monthly. The proceeds from the West Greenwich Loan were used for general business purposes. We may, at our option with 60 days prior written notice, repay the loan in full prior to maturity plus, if repaid prior to February 7, 2023, a nominal penalty.
IHOP Secured Advance Note
We are party to a multi-unit franchise agreement with IHOP Franchisor LLC, or IHOP, pursuant to which we agreed to rebrand and convert certain of our full service restaurants to IHOP restaurants over a period through October 2024, or the IHOP Agreement. We are also a party to a Secured Advance Note with IHOP, or the IHOP Note, pursuant to which we can borrow up to $10,000 in connection with the costs to convert our full service restaurants to IHOP restaurants. As of June 30, 2022, there were no loans outstanding under the IHOP Note.

Sources and Uses of Cash
The following is a summary of our sources and uses of cash for the six months ended June 30, 2022 and 2021, as reflected in our consolidated statements of cash flows:

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change
Cash and cash equivalents at the beginning of the period	$536,002	$483,151	$52,851
Net cash provided by (used in):
Operating activities	175,532	124,074	51,458
Investing activities	(142,727)	(21,195)	(121,532)
Financing activities	(3,618)	(2,841)	(777)
Effect of exchange rate changes on cash	(43)	62	(105)
Cash and cash equivalents at the end of the period	$565,146	$583,251	$(18,105)
Cash Flows from Operating Activities. During the six months ended June 30, 2022 and 2021, we had net cash inflows from operating activities of $175,532 and $124,074, respectively. The $51,458 change was primarily due to $57,080 increase in earnings, partially offset by a smaller decrease in working capital during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.
Cash Flows from Investing Activities. During the six months ended June 30, 2022 and 2021, we had net cash outflows from investing activities of $142,727 and $21,195, respectively. The $121,532 change primarily resulted from an increase in capital expenditures and acquisition activity during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.
Cash Flows from Financing Activities. During the six months ended June 30, 2022 and 2021, we had net cash outflows from financing activities of $3,618 and $2,841, respectively. The $777 change primarily resulted from $884 increase in finance lease principal payments during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Related Party Transactions
We have relationships and historical and continuing transactions with SVC, RMR and others related to them. For further information about these and other such relationships and related party transactions, see Notes 5, 6 and 7 to the Consolidated Financial Statements included in Item 1. of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders and our other filings with the Securities and Exchange Commission. In addition, see Item 1A. “Risk Factors” in our Annual Report for a description of risks that may arise as a result of these and other related party transactions and relationships. We may engage in additional transactions with related parties, including businesses to which RMR or its subsidiaries provide management services.

Environmental and Climate Change Matters
Governmental actions, including legislation, regulations, treaties and commitments, such as those seeking to reduce greenhouse gas emissions, and market actions in response to concerns about climate change, may decrease the demand for our major product, diesel fuel, and may require us to make significant capital or other expenditures related to alternative energy distribution or other changing fuel conservation practices. Federal and state governments require manufacturers to limit emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency, or EPA’s, gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel. Further, legislative and regulatory initiatives requiring increased truck fuel efficiency have accelerated in the United States and these mandates have and may continue to result in decreased demand for diesel fuel.
For example, in August 2021 the EPA and the National Highway Traffic Safety Administration proposed new rules intended to phase in more stringent fuel efficiency standards for passenger cars and light duty trucks. In addition, the California Air Resources Board, and other similar state government agencies routinely consider rulemaking activity the purpose of which is to improve fuel efficiency and limit pollution from vehicles. Moreover, market concerns regarding climate change may result in decreased demand for fossil fuels and increased adoption of higher efficiency fuel technologies and alternative energy sources. Regulations that limit, or market demands to reduce carbon emissions, may cause our costs at our locations to significantly increase, make some of our locations obsolete or disadvantaged, or require us to make material investments in our properties. In pace with customer demand for alternative energy sources, we have installed electric charging capacity at certain of our travel centers and expect to install them at additional travel centers over time. We are also evaluating hydrogen dispensing as another alternative fuel offering at certain of our travel centers, have expanded DEF availability and installed additional biodiesel blending infrastructure. We are also evaluating the use of hydrogen fuel cell and natural gas generators for both emergency power and base electric load support.
Severe weather-related events due to climate change may have an adverse effect on individual properties we own, lease or operate, or the volume of business at our locations. We mitigate these risks by owning, leasing and operating a geographically diversified portfolio of properties, by procuring insurance coverage we believe adequately protects us from material damages and losses and by attempting to monitor and be prepared for such events. However, we cannot be certain that our mitigation efforts will be sufficient or that future weather-related events or other climate changes that may occur will not have an adverse effect on our business.
For further information about these and other environmental and climate change matters, and the related risks that may arise, see the disclosure under the heading “Environmental Contingencies” in Note 8 to the Consolidated Financial Statements included in Item 1. of this Quarterly Report, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Our Credit Facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. As of June 30, 2022, no loans were outstanding under this Credit Facility. We borrow under this Credit Facility in U.S. dollars and those borrowings require us to pay interest at floating interest rates, which are based on LIBOR or a base rate, plus a premium. Interest on amounts outstanding under our Term Loan Facility are also calculated based on LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates. A change in interest rates generally would not affect the fair value of any outstanding floating rate debt but could affect our operating results. For example, if the $200,000 stated maximum amount was drawn under our Credit Facility and interest rates decreased or increased by 100 basis points per annum, our interest expense would decrease or increase by $2,000 per year. If interest rates were to change gradually over time, the impact would occur over time.
We are exposed to risks arising from market price changes for diesel and gasoline fuel. These risks have historically resulted from changes in supply and demand for fuel and from market speculation about future changes. Some supply changes may arise from local conditions, such as a malfunction in a particular pipeline or at a particular terminal. However, in the recent past most of the supply risks have arisen from national or international conditions, such as weather-related shutdowns of oil drilling or refining capacities, political instability in oil producing regions of the world, war or other hostilities, or terrorism. Concerted efforts by major oil producing countries and cartels to limit oil supply may also impact prices. Because petroleum products are regularly traded in commodity markets, material changes in demand for and the price of fuel worldwide and financial speculation in these commodities markets may have a material effect upon the prices we have to pay for fuel and may also impact our customers’ demand for fuel and other products we sell. Almost all of these risks are beyond our control. Nevertheless, we attempt to mitigate our exposure to fuel commodity price market risks in three ways. First, whenever possible, we attempt to maintain supply contracts for diesel fuel with several different suppliers for each of our locations; if one supplier has a local problem, we may be able to obtain fuel supplies from other suppliers. Second, we maintain modest fuel inventory of only a few days of fuel sales. Modest inventory may mitigate the risk that we are required by competitive or contract conditions to sell fuel for less than its cost in the event of rapid price declines; however, the modest level of fuel inventory could exacerbate our fuel supply risks. Third, we sell a majority of our diesel fuel at prices determined by reference to a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to substantially maintain our margin per gallon despite changes in the price we pay for fuel. Based on the composition of our fuel inventory as of June 30, 2022, and our fuel sales volume for the three months ended, June 30, 2022, each one cent change in the price of fuel would change our inventory value by $152 and our fuel revenues by $5,743.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2022.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2022, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe,” “expect,” “anticipate,” “intend,” “plan," “estimate,” “will," “may” and negatives and derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Among others, the forward-looking statements that appear in this Quarterly Report that may not occur include statements that:
•Our fuel purchasing and inventory management practices may allow us to mitigate the impact of fuel price volatility;
•Our operating results for the three and six months ended June 30, 2022, reflect certain improvements as compared to the three and six months ended June 30, 2021. This may imply that we will increase or maintain these improvements and that we will be as profitable in the future. However, there are no guarantees that we will be able to sustain this level of performance or growth in the future. In addition, customer demand, inflationary or recessionary pressures, competitive conditions, fuel market dynamics, war and other hostilities, and government regulation, among other factors, may significantly impact our fuel and nonfuel revenues and the costs of our fuel and nonfuel products may increase in the future because of inflation or other reasons. If fuel gross margin per gallon, or fuel or nonfuel sales volume, decline, if we are not able to pass increases in fuel or nonfuel costs to our customers or if our nonfuel sales mix changes in a manner that negatively impacts our nonfuel gross margin, our nonfuel revenues or our fuel and nonfuel gross margin may decline. Since we became a public company in 2007, we have frequently incurred losses and we may be unable to produce future profits and we may incur losses;
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
•Our Credit Facility has a current maximum availability of $200.0 million. The availability of this maximum amount is subject to limits based on our qualified collateral, including our eligible cash, accounts receivable, inventory, equipment and intangible assets that varies in amount from time to time. Accordingly, our borrowing and letter of credit availability at any time may be less than $200.0 million. At June 30, 2022, based on our eligible collateral at that date, our borrowing and letter of credit availability was $200.0 million, of which we had used $14.6 million for outstanding letters of credit. The maximum amount available under the Credit Facility may be increased to $300.0 million, the availability of which is subject to limits based on our available collateral and lender participation. However, if we do not have sufficient collateral or if we are unable to identify lenders willing to increase their commitments or join our Credit Facility, we may not be able to increase the size of our Credit Facility or the availability of borrowings when we may want or need to do so;
•We may not spend the $175.0 million to $200.0 million of capital expenditures in 2022 that we currently expect to spend, we may spend more or less than these amounts, we may spend these amounts in a different manner, these expenditures may not provide the benefits we expect and we may not realize our expected cash on cash return hurdle;
•The sale of our travel center located in Canada is subject to conditions; as a result, that sale may not occur, may be delayed or the terms may change.
•Our commitment to embracing environmentally friendly energy sources through our eTA division may not be successful, may not result in the benefits we expect and may not be sufficient to offset declines we may experience in our business if the market moves from fossil fuels to non-fossil fuels; and
•The duration and severity of the COVID-19 pandemic and its impact on the economy, us and our customers, suppliers and other stakeholders;
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
•The potential impacts of a recessionary environment may adversely affect our business, results of operations and liquidity;
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
Results that differ from those stated or implied by our forward-looking statements may also be caused by various changes in our business or market conditions as described more fully in our Annual Report, including under “Warning Concerning Forward-Looking Statements” and Part I, Item 1A. “Risk Factors,” and elsewhere in this Quarterly Report.
You should not place undue reliance upon forward-looking statements. Except as required by law, we undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise.

Part II. Other Information

Item 1A.  Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed under the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2022.

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2022	—	$—	—	$—
May 2022	312	39.88	—	—
June 2022	450	36.37	—	—
Total	762	$37.81	—	—
(1) During the quarter ended June 30, 2022, all common stock purchases were made to satisfy share award recipients’ tax withholding and payment obligations in connection with the vesting of awards of shares of common stock, which were repurchased by us based on their fair market value on the repurchase date.

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

4.7		Form of 8.25% Senior Notes due 2028 (included in Exhibit 4.3 above)

4.8		Form of 8.00% Senior Notes due 2029 (included in Exhibit 4.4 above)

4.9		Form of 8.00% Senior Notes due 2030 (included in Exhibit 4.5 above)

10.1		First Amendment to Second Amended and Restated Lease Agreement No. 1, dated as of May 6, 2022, by and between HPT TA Properties Trust and TA Operating LLC (filed herewith)

10.2	†	Third Amendment to Comdata Merchant Agreement, dated as of April 14, 2022, by and between Comdata Inc. and TA Operating LLC (filed herewith)

10.3	†	Fourth Amendment to Comdata Merchant Agreement, dated as of May 20, 2022, by and between Comdata Inc. and TA Operating LLC (filed herewith)

10.4		Director Compensation Arrangements (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 10, 2022)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Confidential treatment has been granted as to certain portions of this Exhibit.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TravelCenters of America Inc.

		By:	/s/ Peter J. Crage
Date:	August 2, 2022		Name:	Peter J. Crage
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)