Form 10-Q
period 2022-09-30
TravelCenters of America Inc. /MD/
filed 2022-11-02
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022
 or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of the registrant’s shares of common stock outstanding as of November 1, 2022: 14,853,593.

As used herein, the terms “we,” “us,” “our” and “TA” include TravelCenters of America Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1.  Financial Statements

TravelCenters of America Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except par value amount)

	September 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$467,342	$536,002
Accounts receivable (net of allowance for doubtful accounts of $1,193 and $1,003 as of September 30, 2022 and December 31, 2021, respectively)	219,379	111,392
Inventory	242,606	191,843
Other current assets	35,623	37,947
Total current assets	964,950	877,184

Property and equipment, net	982,319	831,427
Operating lease assets	1,600,551	1,659,526
Goodwill	34,832	22,213
Intangible assets, net	14,871	10,934
Other noncurrent assets	85,695	107,217
Total assets	$3,683,218	$3,508,501

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$284,668	$206,420
Current operating lease liabilities	116,303	118,005
Other current liabilities	239,486	194,853
Total current liabilities	640,457	519,278

Long term debt, net	524,355	524,781
Noncurrent operating lease liabilities	1,579,064	1,655,359
Other noncurrent liabilities	114,759	106,230
Total liabilities	2,858,635	2,805,648

Stockholders’ equity:
Common stock, $0.001 par value, 216,000 shares of common stock authorized as of September 30, 2022 and December 31, 2021, and 14,854 and 14,839 shares of common stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	789,855	785,597
Accumulated other comprehensive income (loss)	15	(198)
Retained earnings (accumulated deficit)	34,699	(82,560)
Total stockholders’ equity	824,583	702,853
Total liabilities and stockholders’ equity	$3,683,218	$3,508,501
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Fuel	$2,242,821	$1,424,997	$6,570,691	$3,830,886
Nonfuel	564,941	511,063	1,605,385	1,460,787
Rent and royalties from franchisees	3,317	3,886	11,123	11,649
Total revenues	2,811,079	1,939,946	8,187,199	5,303,322

Cost of goods sold (excluding depreciation):
Fuel	2,110,419	1,318,987	6,168,740	3,547,154
Nonfuel	225,381	206,265	638,749	577,195
Total cost of goods sold	2,335,800	1,525,252	6,807,489	4,124,349

Site level operating expense	276,717	246,871	788,864	708,097
Selling, general and administrative expense	46,497	39,563	134,206	112,083
Real estate rent expense	64,954	63,898	194,753	191,378
Depreciation and amortization expense	29,267	24,276	80,260	72,244
Other operating expense (income), net	692	230	(1,795)	(642)

Income from operations	57,152	39,856	183,422	95,813

Interest expense, net	9,800	11,843	32,503	34,966
Other (income) expense, net	(1,358)	(1,034)	(3,212)	1,667
Income before income taxes	48,710	29,047	154,131	59,180
Provision for income taxes	(11,735)	(6,847)	(36,872)	(13,776)
Net income	36,975	22,200	117,259	45,404
Less: net income for noncontrolling interest	—	—	—	(333)
Net income attributable to common stockholders	$36,975	$22,200	$117,259	$45,737

Other comprehensive income, net of taxes:
Foreign currency gain, net of taxes of $(77), $(36), $(98) and $(1) respectively	$173	$28	$213	$11
Other comprehensive income attributable to common stockholders	173	28	213	11

Comprehensive income attributable to common stockholders	$37,148	$22,228	$117,472	$45,748

Net income per share of common stock attributable to common stockholders:
Basic and diluted	$2.49	$1.52	$7.90	$3.14
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$117,259	$45,404
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash rent credits, net	(17,284)	(17,527)
Depreciation and amortization expense	80,260	72,244
Deferred income taxes	32,568	13,336
Gain on sale of assets, net	(2,622)	(642)
Changes in operating assets and liabilities:
Accounts receivable	(108,413)	(55,345)
Inventory	(44,821)	3,288
Other current assets	4,216	8,700
Accounts payable and other liabilities	123,463	108,369
Other, net	(4,652)	3,459
Net cash provided by operating activities	179,974	181,286

Cash flows from investing activities:
Capital expenditures	(135,602)	(46,782)
Acquisitions of travel centers and other sites, net of cash acquired	(109,506)	—
Proceeds from the sale of assets	722	8,803
Investment in equity investees	(1,000)	(1,350)
Other, net	2,152	148
Net cash used in investing activities	(243,234)	(39,181)

Cash flows from financing activities:
Payments on West Greenwich Loan	(498)	(498)
Payments on Term Loan Facility	(1,500)	(1,500)
Distributions to noncontrolling interest	—	(80)
Acquisition of stock from employees	(63)	(110)
Other, net	(3,471)	(2,029)
Net cash used in financing activities	(5,532)	(4,217)

Effect of exchange rate changes on cash	132	64
Net (decrease) increase in cash and cash equivalents	(68,660)	137,952
Cash and cash equivalents at the beginning of the period	536,002	483,151
Cash and cash equivalents at the end of the period	$467,342	$621,103

Supplemental disclosure of cash flow information:
Lease modification (operating to finance lease)	$—	$28,201
Interest paid, net of capitalized interest	33,855	33,069
Income taxes paid, net	3,532	74
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total TA Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
June 30, 2022	14,856	$14	$788,710	$(158)	$(2,276)	$786,290	$—	$786,290
Grants under share award plan and stock based compensation, net	(2)	—	1,145	—	—	1,145	—	1,145
Other comprehensive income, net of taxes	—	—	—	173	—	173	—	173
Net income	—	—	—	—	36,975	36,975	—	36,975
September 30, 2022	14,854	$14	$789,855	$15	$34,699	$824,583	$—	$824,583

June 30, 2021	14,581	$14	$783,137	$(222)	$(117,547)	$665,382	$—	$665,382
Grants under share award plan and stock based compensation, net	(2)	—	641	—	—	641	—	641
Other comprehensive loss, net of taxes	—	—	—	28	—	28	—	28
Net income	—	—	—	—	22,200	22,200	—	22,200
September 30, 2021	14,579	$14	$783,778	$(194)	$(95,347)	$688,251	$—	$688,251
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total TA Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
December 31, 2021	14,839	$14	$785,597	$(198)	$(82,560)	$702,853	$—	$702,853
Grants under share award plan and stock based compensation, net	15	—	4,258	—	—	4,258	—	4,258
Other comprehensive income, net of taxes	—	—	—	213	—	213	—	213
Net income	—	—	—	—	117,259	117,259	—	117,259
September 30, 2022	14,854	14	789,855	15	34,699	824,583	—	824,583

December 31, 2020	14,574	$14	$781,841	$(205)	$(141,084)	$640,566	$413	$640,979
Grants under share award plan and stock based compensation, net	5	—	2,537	—	—	2,537	—	2,537
Distribution to noncontrolling interest	—	—	—	—	—	—	(80)	(80)
Other changes	—	—	(600)	—	—	(600)	—	(600)
Other comprehensive loss, net of taxes	—	—	—	11	—	11	—	11
Net income	—	—	—	—	45,737	45,737	(333)	45,404
September 30, 2021	14,579	14	783,778	(194)	(95,347)	688,251	—	688,251
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

1.Business Description and Basis of Presentation
TravelCenters of America Inc. is a Maryland corporation. As of September 30, 2022, we operated or franchised 284 travel centers, standalone truck service facilities and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of September 30, 2022, our business included 278 travel centers in 44 states in the United States, primarily along the U.S. interstate highway system, operated primarily under the “TravelCenters of America,” “TA,” “TA Express,” “Petro Stopping Centers” and “Petro” brand names. Of these travel centers, we owned 55, we leased 181, we operated two for a joint venture and 40 were owned or leased from others by our franchisees. We operated 238 of our travel centers and franchisees operated 40 travel centers. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, diesel exhaust fluid, full service restaurants, quick service restaurants and various customer amenities.
As of September 30, 2022, our business included five standalone truck service facilities operated under the “TA Truck Service” brand name. Of these standalone truck service facilities, we leased three and owned two. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
On April 21, 2021, we completed the sale of our Quaker Steak & Lube, or QSL, business for $5,000, excluding costs to sell and certain closing adjustments. See Note 3 of this Quarterly Report on Form 10-Q, or this Quarterly Report, for more information about the sale of our QSL business.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. On April 26, 2022, we ceased operations at our only travel center located in a foreign country, Canada, which we did not consider material to our operations. On March 2, 2022, we entered into an agreement to sell our Canadian travel center for C$26,000 (subsequently revised to C$23,000, or approximately US$17,000 based on foreign exchange rates as of September 30, 2022), excluding costs to sell and certain closing adjustments. See Note 3 of this Quarterly Report for more information about the potential sale of this travel center.
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
Fair Value Measurement
Senior Notes
We collectively refer to our $110,000 of 8.25% Senior Notes due 2028, our $120,000 of 8.00% Senior Notes due 2029 and our $100,000 of 8.00% Senior Notes due 2030 as our Senior Notes, which are our senior unsecured obligations. We estimate that, based on their trading prices (a Level 2 input), the aggregate fair value of our Senior Notes on September 30, 2022, was $339,468.

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
Disaggregation of Revenues
We disaggregate our revenues based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive income. Nonfuel revenues disaggregated by type of good or service for the three and nine months ended September 30, 2022 and 2021, were as follows:

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Nonfuel revenues:
Store and retail services	$204,010	$197,842	$583,974	$564,054
Truck service	227,428	200,192	634,022	565,520
Restaurant	87,486	79,850	248,450	233,657
Diesel exhaust fluid	46,017	33,179	138,939	97,556
Total nonfuel revenues	$564,941	$511,063	$1,605,385	$1,460,787
Contract Liabilities

Our contract liabilities, which are presented in our consolidated balance sheets in other current and other noncurrent liabilities, primarily include deferred revenues related to our customer loyalty programs, gift cards and other deferred revenues. The following table shows the changes in our contract liabilities between periods.

	Customer Loyalty Programs	Deferred Franchise Fees and Other	Total
December 31, 2021	$26,120	$6,156	$32,276
Increases due to unsatisfied performance obligations arising during the period	96,201	2,444	98,645
Revenues recognized from satisfied performance obligations during the period	(109,567)	(2,197)	(111,764)
Other	14,050	(430)	13,620
September 30, 2022	$26,804	$5,973	$32,777
As of September 30, 2022, we expect the unsatisfied performance obligations, relating to our customer loyalty programs and other contract liabilities, will generally be satisfied within 12 months.
As of September 30, 2022, the deferred initial and renewal franchise fee revenue expected to be recognized in future periods is approximately $600 for each of the years 2022 through 2026.

3.    Acquisition and Disposition Activity
2022 Acquisitions
During the nine months ended September 30, 2022, for aggregate cash consideration of $109,372, inclusive of certain closing costs and other purchase price adjustments, we acquired certain assets of independent travel centers, previously franchised travel centers, and truck service facilities. We also acquired certain assets as a result of the assumed operation of two travel centers which are owned by us, but which we previously leased and franchised to former tenants/franchisees.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
We have included the operating results and preliminary purchase price allocations for each acquisition in our consolidated financial statements beginning as of the date of acquisition. The pro forma impact of these acquisitions, including the respective results of operations from the beginning of the periods presented, are not material to our consolidated financial statements. We continue to obtain information to complete the valuation of certain assets and liabilities, and expect to complete these valuations no later than one year from the date of acquisition. During the third quarter of 2022, we recorded immaterial measurement period adjustments for acquisitions completed in the second quarter of 2022. For all of our acquisitions, we will make adjustments to the fair values of the identifiable assets acquired and liabilities assumed as those valuations are finalized, which may result in adjustments to the recorded amounts in our consolidated financial statements. These adjustments may or may not be material.
Because one of our acquisitions was completed close to the end of the third quarter of 2022, the fair values of the identifiable assets acquired in that acquisition are preliminary estimates based on the information that was available as of the acquisition date. Substantially all of the provisional goodwill in the table below relates to that acquisition and may be allocated to other identifiable assets once valuations are finalized. Any resulting goodwill from that acquisition will be part of the single travel centers reporting unit. The factors that may contribute to the recognition of goodwill for that acquisition primarily include the benefits related to various customer and purchasing synergies, along with the value of an assembled workforce in place at the acquired travel center.
As of September 30, 2022, the following table summarizes the preliminary fair values we recorded for the aggregate assets acquired and liabilities assumed from our acquisitions completed in the nine months ended September 30, 2022. The intangible assets figure represents reacquired franchise rights with a weighted average amortization period of approximately 5.2 years based on the contractual lives of the applicable franchise agreements.

Preliminary Fair Value
Cash and cash equivalents	$146
Inventory	6,143
Property and equipment	86,317
Goodwill	12,619
Intangible assets	4,723
Other current and non-current liabilities	(297)
Total assets acquired and liabilities assumed	$109,651
2022 Disposition Activity
On March 2, 2022, we entered into an agreement to sell our travel center located in the city of Woodstock, Ontario, Canada, or Woodstock, which we stopped operating in April 2022, for C$26,000 (subsequently revised to C$23,000, or approximately US$17,000 based on foreign exchange rates as of September 30, 2022), excluding costs to sell and certain closing adjustments. We classified certain Woodstock assets as held for sale as of March 31, 2022, because the circumstances met the applicable criteria for that treatment as set forth in FASB Accounting Standards Codification 360, Property, Plant, and Equipment. As of September 30, 2022, the held for sale assets and liabilities consisted of inventory of $186, property and equipment, net of $1,651 and other current liabilities of $589. We do not believe that this potential sale represents a strategic shift in our business, and we do not consider the Canadian travel center to be material to our operations. We expect this sale to close by December 31, 2022; however, it is subject to certain conditions. Accordingly, we cannot be certain that we will complete this sale, that this sale will not be delayed or that the terms will not change.
In connection with the closure of the travel center in April 2022, during the nine months ended September 30, 2022, we recognized expenses of $375 for employee termination benefits, which were paid in the second quarter of 2022, and $630 related to environmental remediation. These expenses were included in site level operating expense in our consolidated statements of operations and comprehensive income.

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
During the nine months ended September 30, 2021, we recognized a $606 loss on the sale of QSL, which was included in other operating (income) expense, net in our consolidated statements of operations and comprehensive income. During the first quarter of 2021, we recorded impairment charges of $650, primarily resulting from the change in fair value of underlying assets sold, which were included in depreciation and amortization expense in our consolidated statements of operations and comprehensive income.

4.    Stockholders’ Equity
The following table presents a reconciliation of net income attributable to common stockholders to net income available to common stockholders and the related earnings per share of common stock for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$36,975	$22,200	$117,259	$45,737
Less: net income attributable to participating securities	1,144	497	3,650	1,048
Net income available to common stockholders	$35,831	$21,703	$113,609	$44,689

Weighted average shares of common stock(1)	14,396	14,254	14,383	14,239

Basic and diluted net income per share of common stock attributable to common stockholders	$2.49	$1.52	$7.90	$3.14
(1) Excludes unvested shares of common stock awarded under our share award plans, in which shares of common stock are considered participating securities because they participate equally in earnings and losses with all of our other shares of common stock. The weighted average number of unvested shares of common stock outstanding for the three months ended September 30, 2022 and 2021, was 460 and 327, respectively. The weighted average number of unvested shares of common stock outstanding for the nine months ended September 30, 2022 and 2021, was 462 and 334, respectively.

5.    Goodwill
Our Goodwill balance as of September 30, 2022 and December 31, 2021 was $34,832 and $22,213, respectively, all of which relates to our single travel centers reporting unit. Goodwill is tested for impairment annually as of July 31, or more frequently if circumstances warrant, at the reporting unit level. As of July 31, 2022, we evaluated our travel centers reporting unit for impairment using a qualitative analysis which included evaluating financial trends, industry and market conditions and assessing the reasonableness of the assumptions used in the most recent quantitative analysis, including comparing actual results to the projections used in the quantitative analysis.
After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of the single travel centers reporting unit was less than its carrying amount.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
The increase in goodwill of $12,619 primarily relates to provisional goodwill recorded as a result of acquisitions completed in 2022 and relates to our single travel centers reporting unit. See Note 3 of this Quarterly Report for more information about these acquisitions.

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
As of September 30, 2022, our SVC Leases (as defined below), the leases covering our other properties and most of our equipment leases were classified as operating leases and certain of our other equipment leases and one ground lease pursuant to one SVC lease were classified as finance leases. Finance lease assets were included in other noncurrent assets, with the corresponding current and noncurrent finance lease liabilities included in other current liabilities and other noncurrent liabilities, respectively, in our consolidated balance sheets.
Leasing Agreements with SVC
As of September 30, 2022, we leased from SVC a total of 179 properties under five leases. We refer to these five leases collectively as the SVC Leases. The SVC Leases expire between 2029 and 2035, subject to our right to extend those leases. We have two renewal options of 15 years under each of the SVC Leases.
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
We recognized total real estate rent expense under the SVC Leases of $64,056 and $61,283 for the three months ended September 30, 2022 and 2021, respectively, and $192,262 and $183,343 for the nine months ended September 30, 2022 and 2021, respectively. Included in these rent expense amounts are percentage rent payable of $2,692 and $1,850 for the three months ended September 30, 2022 and 2021, respectively, and $8,029 and $4,827 for the nine months ended September 30, 2022 and 2021, respectively, which are based on a percentage of the increases in total nonfuel revenues at each leased property over base year levels, deferred rent of $4,404 and $13,211 for the three and nine month periods, respectively, and adjustments to record minimum annual rent on a straight line basis over the terms of the leases and estimated future payments by us for the cost of removing underground storage tanks on a straight line basis. As of September 30, 2022, the estimated future payments related to these underground storage tanks were $26,898 and are recorded in other noncurrent liabilities on our consolidated balance sheets. The remaining balance of our deferred rent obligations was $8,807 as of September 30, 2022 and is scheduled to be fully paid by January 31, 2023.
As of September 30, 2022, our aggregate annual minimum rent payable to SVC under the SVC Leases was $243,914. Pursuant to the SVC Leases, we may request that SVC purchase qualifying capital improvements we make at the leased travel centers in return for increased annual minimum rent. We did not sell to SVC any improvements we made to properties leased from SVC for the three and nine months ended September 30, 2022 and 2021.
As permitted by the SVC Leases, we sublease a portion of certain travel centers to third parties to operate other retail operations. These subleases are classified as operating leases. We recognized sublease rental income of $509 and $502 for the three months ended September 30, 2022 and 2021, respectively, and $1,413 and $1,505 for the nine months ended September 30, 2022 and 2021, respectively.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
Lease Costs
Our lease costs are included in various balances in our consolidated statements of operations and comprehensive income, as shown in the following tables. For the three and nine months ended September 30, 2022 and 2021, our lease costs consisted of the following:

	Classification in our Consolidated Statements of Operations and Comprehensive Income	Three Months Ended September 30,
		2022	2021
Operating lease costs: SVC Leases	Real estate rent expense	$60,886	$58,951
Operating lease costs: other	Real estate rent expense	684	2,447
Variable lease costs: SVC Leases	Real estate rent expense	3,169	2,332
Variable lease costs: other	Real estate rent expense	215	168
Total real estate rent expense		64,954	63,898
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	324	710
Financing lease costs: equipment and other	Site level operating expense	75	53
Short-term lease costs	Site level operating expense and selling, general and administrative expense	101	171
Amortization of finance lease assets: SVC Leases	Depreciation and amortization expense	553	553
Amortization of finance lease assets: other	Depreciation and amortization expense	922	553
Interest on finance lease liabilities: SVC Leases	Interest expense, net	291	305
Interest on finance lease liabilities: other	Interest expense, net	177	134
Sublease income	Nonfuel revenues	(509)	(502)
Net lease costs		$66,888	$65,875

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)

	Classification in our Consolidated Statements of Operations and Comprehensive Income	Nine Months Ended September 30,
		2022	2021
Operating lease costs: SVC Leases	Real estate rent expense	$182,814	$177,040
Operating lease costs: other	Real estate rent expense	1,865	7,529
Variable lease costs: SVC Leases	Real estate rent expense	9,448	6,303
Variable lease costs: other	Real estate rent expense	626	506
Total real estate rent expense		194,753	191,378
Operating lease costs: equipment and other	Site level operating expense and selling, general and administrative expense	2,259	2,332
Financing lease costs: equipment and other	Site level operating expense	306	152
Short-term lease costs	Site level operating expense and selling, general and administrative expense	313	513
Amortization of finance lease assets: SVC Leases	Depreciation and amortization expense	1,659	1,290
Amortization of finance lease assets: other	Depreciation and amortization expense	2,510	1,212
Interest on finance lease liabilities: SVC Leases	Interest expense, net	883	716
Interest on finance lease liabilities: other	Interest expense, net	514	323
Sublease income	Nonfuel revenues	(1,413)	(1,505)
Net lease costs		$201,784	$196,411

Lease Assets and Liabilities
As of September 30, 2022 and December 31, 2021, our operating lease assets and liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Operating lease assets:
SVC Leases	$1,583,634	$1,649,142
Other	16,917	10,384
Total operating lease assets	$1,600,551	$1,659,526

Current operating lease liabilities:
SVC Leases	$112,447	$114,372
Other	3,856	3,633
Total current operating lease liabilities	$116,303	$118,005

Noncurrent operating lease liabilities:
SVC Leases	$1,565,516	$1,648,112
Other	13,548	7,247
Total noncurrent operating lease liabilities	$1,579,064	$1,655,359

During the nine months ended September 30, 2022 and 2021, we paid $212,038 and $208,905, respectively, for amounts that had been included in the measurement of our operating lease liabilities.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
As of September 30, 2022 and December 31, 2021, our finance lease assets and liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Finance lease assets:
SVC Leases	$24,883	$26,542
Other	17,109	15,781
Total finance lease assets	$41,992	$42,323

Current finance lease liabilities:
SVC Leases	$1,519	$1,517
Other	3,628	2,814
Total current finance lease liabilities	$5,147	$4,331

Noncurrent finance lease liabilities:
SVC Leases	$24,924	$25,974
Other	14,031	13,240
Total noncurrent finance lease liabilities	$38,955	$39,214
During the nine months ended September 30, 2022 and 2021, we paid $3,360 and $1,721, respectively, for amounts that had been included in the measurement of our finance lease liabilities.
Lease Maturities and Other Information
The annual and total remaining operating lease payments and present value of operating lease liabilities for our operating leases that had remaining noncancelable lease terms in excess of one year as of September 30, 2022, were as follows:

	SVC Leases	Other	Total
Years ended December 31:
2022	$67,213	$1,185	$68,398
2023	255,469	4,059	259,528
2024	251,295	2,961	254,256
2025	251,283	2,851	254,134
2026	251,278	2,495	253,773
Thereafter	1,538,649	7,249	1,545,898
Total operating lease payments	2,615,187	20,800	2,635,987
Less: present value discount(1)	(937,224)	(3,396)	(940,620)
Present value of operating lease liabilities	$1,677,963	$17,404	$1,695,367
(1) The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the SVC Leases and our incremental borrowing rate for all other leases.
The weighted average remaining lease term for our operating leases as of September 30, 2022, was approximately 11 years. Our weighted average discount rate for our operating leases as of September 30, 2022, was approximately 9.1%.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
The annual and total remaining finance lease payments and present value of finance lease liabilities for our finance leases that had remaining noncancelable lease terms in excess of one year as of September 30, 2022, were as follows:

	SVC Lease	Other	Total
Years ended December 31:
2022	$660	$1,065	$1,725
2023	2,656	4,262	6,918
2024	2,722	3,820	6,542
2025	2,790	3,227	6,017
2026	2,860	3,024	5,884
Thereafter	22,126	4,177	26,303
Total finance lease payments	33,814	19,575	53,389
Less: present value discount(1)	(7,371)	(1,916)	(9,287)
Present value of finance lease liabilities	$26,443	$17,659	$44,102
(1) The discount rate used to derive the present value of unpaid lease payments is based on our incremental borrowing rate.
The weighted average remaining lease term for our finance leases as of September 30, 2022, was approximately 9 years. Our weighted average discount rate for our finance leases as of September 30, 2022, was approximately 4.3%.
As a Lessor

During the second and third quarters of 2022, we acquired the operating assets related to two travel centers we previously leased to franchisees. Rent revenues from these operating leases totaled zero and $595 for the three months ended September 30, 2022 and 2021, respectively, and $1,190 and $1,763 for the nine months ended September 30, 2022 and 2021, respectively. See Note 3 of this Quarterly Report for more information about these acquisitions. See above for information regarding certain travel centers that we lease from SVC in which we sublease a portion of the travel centers to third parties to operate other retail operations. We also lease portions of properties we own to third parties to operate other retail operations.

7.    Business Management Agreement with RMR
The RMR Group LLC, or RMR, provides us certain services that we require to operate our business, and which relate to various aspects of our business. RMR provides these services pursuant to a business management agreement. Pursuant to the business management agreement, we incurred aggregate fees and certain cost reimbursements payable to RMR of $4,427 and $3,822 for the three months ended September 30, 2022 and 2021, respectively, and $12,315 and $10,418 for the nine months ended September 30, 2022 and 2021, respectively. These amounts are included in selling, general and administrative expense in our consolidated statements of operations and comprehensive income. For more information about our relationship with RMR, see Note 8 of this Quarterly Report and Note 12 of our Annual Report.

8.    Related Party Transactions
We have relationships and historical and continuing transactions with SVC, RMR and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have directors, trustees or officers who are also our Directors or officers. RMR is a majority owned subsidiary of The RMR Group Inc. The Chair of our Board of Directors and one of our Managing Directors, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc., the chair of the board of directors, a managing director, the president and chief executive officer of The RMR Group Inc. and an officer and employee of RMR. Jonathan M. Pertchik, our other Managing Director and Chief Executive Officer, also serves as an officer and employee of RMR. Certain of our other officers and SVC’s officers also serve as officers and employees of RMR. Some of our Independent Directors also serve as independent trustees or independent directors of other public companies to which RMR or its

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
subsidiaries provide management services. Mr. Portnoy serves as chair of the board and as a managing director or managing trustee of these public companies, including SVC. Other officers of RMR, including certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies.
As of September 30, 2022, Mr. Portnoy beneficially owned (including indirectly through RMR) approximately 4.5% of our outstanding shares of common stock.
Relationship with SVC
We are SVC’s largest tenant and SVC is our principal landlord and second largest stockholder. As of September 30, 2022, SVC owned approximately 8.0% of our outstanding shares of common stock. As of September 30, 2022, we leased from SVC a total of 179 travel center properties under the SVC Leases. See Note 6 of this Quarterly Report for more information about our lease agreements with SVC.
Our Manager, RMR
RMR provides certain services we require to operate our business. We have a business management agreement with RMR to provide management services to us, which relates to various aspects of our business generally. See Note 7 of this Quarterly Report for more information about our business management agreement with RMR.
Sale of Property

In May 2021, we sold a property located in Mesquite, Texas to Industrial Logistics Properties Trust, or ILPT, for a sales price of $2,200, excluding selling costs of $15. RMR provides management services to ILPT and Mr. Portnoy serves as the chair of the board of trustees and as a managing trustee of ILPT. The gain on sale of assets of $1,504 was included in other operating income, net for the nine months ended September 30, 2021.
For more information about these and other such relationships and certain other related person transactions, see our Annual Report.

9.    Contingencies
Environmental Contingencies
Extensive environmental laws regulate our operations and properties. These laws may require us to investigate and clean up hazardous substances, including petroleum or natural gas products, released at our owned and leased properties. Governmental entities or third parties may hold us liable for property damage and personal injuries, and for investigation, remediation and monitoring costs incurred in connection with any contamination and regulatory compliance at our locations. We use both underground storage tanks and above ground storage tanks to store petroleum products, natural gas and other hazardous substances at our locations. We must comply with environmental laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting and financial assurance for corrective action in the event of a release. Investigation and remediation of both surface spills and subsurface releases is handled by contracted third party consultants and managed by our environmental department. At some locations we must also comply with environmental laws relative to vapor recovery or discharges to water. Under the terms of the SVC Leases, we generally have agreed to indemnify SVC for any environmental liabilities related to properties that we lease from SVC and we are required to pay all environmental related expenses incurred in the operation of the leased properties. We have entered into certain other arrangements in which we have agreed to indemnify third parties for environmental liabilities and expenses resulting from our operations.

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
As of September 30, 2022, we accrued a current liability of $2,835, of which $589 related to the potential sale of our travel center located in Canada, and a noncurrent liability of $1,209 for environmental matters as well as a receivable, which is recorded in noncurrent assets in our consolidated balances sheets, for expected recoveries of certain of these estimated future expenditures of $768, resulting in an estimated net amount of $3,276 that we expect to fund in the future.  See Note 3 of this Quarterly Report for more information about the potential sale of our travel center in Canada. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
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

10.    Inventory
Inventory as of September 30, 2022 and December 31, 2021, consisted of the following:

	September 30, 2022	December 31, 2021
Nonfuel products	$186,781	$146,313
Fuel products	55,825	45,530
Total inventory	$242,606	$191,843

11. Equity Investments

QuikQ, an independent full service fuel payment solutions provider, is a joint venture between us and Love’s Travel Stops & Country Stores, Inc. On April 30, 2021, we reduced our ownership in Epona, LLC, owner of QuikQ LLC, an independent

TravelCenters of America Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars and shares in thousands, except per share amounts)
full-service fuel payment solutions provider, from 50% to less than 50%, for which a pre-tax loss of $1,826 was included in other (income) expense, net in our consolidated statements of operations and comprehensive income during the nine months ended September 30, 2021. The investment will continue to be accounted for under the equity method.
For more information about our investments in equity affiliates, see Note 11 of our Annual Report.

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

Company Overview
TravelCenters of America Inc. is a Maryland corporation. As of September 30, 2022, we operated or franchised 284 travel centers, standalone truck service facilities and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees. We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry.
Economic Conditions
The United States economy has experienced high inflation during 2022 and there are market expectations that inflation may remain at elevated levels for a sustained period. In addition, global supply chain challenges that arose during the second half of 2021 have continued in 2022. Also, labor availability has continued to be constrained and market labor costs have continued to increase. The U.S. Federal Reserve Board also increased interest rates multiple times throughout 2022 with additional significant rate increases expected. These conditions may give rise to an economic slowdown, and perhaps a recession, and could further increase our costs and/or impact our revenues. At the same time, these conditions and other factors, as further noted below, have created a volatile market for oil, diesel fuel and gasoline, which resulted in our realizing increased fuel margins and fuel revenues during 2022. It is unclear whether the current economic conditions and government responses to these conditions, including inflation, increasing interest rates, the war between Russia and Ukraine and high fuel prices, will result in an economic slowdown or recession in the United States. If that occurs, demand for the transporting of products across the United States by trucks may decline, possibly significantly, which may significantly adversely impact our business, results of operations and financial position.
COVID-19 Pandemic
Many of the restrictions that had been imposed in the United States during the COVID-19 pandemic have since been lifted and commercial activity in the United States generally has increasingly returned to pre-pandemic practices and operations. To date, the COVID-19 pandemic has not had a significant adverse impact on our business. However, we continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. For more information and risks relating to the COVID-19 pandemic on us and our business, see Part I, Item 1A, “Risk Factors”, of our Annual Report.

Executive Summary of Financial Results
During the three months ended September 30, 2022 and 2021, we generated income before income taxes of $48,710 and $29,047, respectively. During the nine months ended September 30, 2022 and 2021, we generated income before income taxes of $154,131 and $59,180, respectively. The changes in income before income taxes of $19,663 for the three months ended September 30, 2022 and 2021 and $94,951 for the nine months ended September 30, 2022 and 2021 were primarily due to site level gross margin in excess of site level operating expense increasing, primarily resulting from incremental diesel fuel margin, the result of fuel market volatility creating favorable market conditions for our business, and increases in nonfuel revenues primarily due to inflation-driven price increases along with the re-opening and expanded hours of more restaurants, partially offset by higher labor costs due to wage increases and higher other operating expenses.
The above factors for the changes in income before income taxes were partially offset by higher selling, general and administrative expense, primarily due to higher wages and compensation costs, costs related to the transition to cloud-based technology solutions, an increase in revenue-based business management fees and higher general corporate expenses, in addition to higher depreciation and amortization expense primarily resulting from the growth in the amount of our new assets placed in service from capital expenditures and locations we acquired.
Effects of Fuel Prices and Supply and Demand Factors
Our fuel revenues and fuel gross margin are subject to fluctuations, sometimes material, as a result of market prices and the availability of, and demand for, diesel fuel and gasoline. These factors are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in demand and perceived and/or real impacts on supply that are often the result of changes in the macroeconomic environment. Also, concerted efforts by major oil producing countries and cartels to influence oil supply, such as the recent decision of OPEC+ to reduce oil production by two million barrels per day, as well as other actions by governments regarding trade policies, may impact fuel wholesale and retail prices. Further, there have been reports of reduced investment in oil exploration and production as a result of concerns about decreased demand for oil in response to market and governmental factors, including increased demand for alternative energy sources in response to global climate change. These and other factors, for example the ongoing war between Russia and Ukraine and various countries’ actions in response to that war, are believed to have contributed to recent fears of supply constraint and, as a result, increases in the cost of oil and other fossil energy sources.
Although there are several components that comprise and impact our fuel costs of goods sold, including the cost of fuel, freight and mix, the cost of fuel is the primary factor. Over the past several years there have been significant changes in the cost of fuel. Fuel prices decreased 16.0% during the three months ended September 30, 2022 and fuel prices increased 44.3%, during the nine months ended September 30, 2022 as compared to the beginning of those respective periods. The average fuel price during the three and nine months ended September 30, 2022, was 74.4% and 96.7% higher than the average fuel price during the three and nine months ended September 30, 2021, respectively. These increases in fuel prices during the first nine months of 2022 and year over year were primarily due to the recent uncertainty in fuel supply markets, impacted, at least in part, by the war between Russia and Ukraine and the various economic sanctions and other punitive measures the United States and other countries have taken against Russia in response, including with respect to Russian oil exports, and the recently announced decision of OPEC+ to reduce oil production. This uncertainty also contributed to higher-than-normal fuel price volatility in the United States in the first nine months of 2022; however, favorable market conditions for certain purchasing arrangements and the significant index correlation of our fuel purchasing and sales contracts mitigated the potential downside risk of this volatility on our per gallon fuel margin this quarter and enabled us to deliver strong fuel margins for the quarter. In the aggregate, we generally are able to pass changes in our cost for fuel products to our customers, but typically with timing differences associated with on-hand inventory, such that during periods of volatile and rising fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been and during periods of static and falling fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been. For example, steadily rising fuel prices typically improve short-term fuel margins due to the sell-through of lower cost inventory at current market prices. Increases in the prices we pay for fuel can increase our working capital requirements.

Due to the volatility of our fuel costs and our methods of pricing fuel to our customers, we believe that fuel revenues are not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenues may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volume or in fuel gross margin, as evidenced by the three and nine months ended September 30, 2022. We therefore consider fuel sales volume and fuel gross margin to be better measures of our performance.
While we experienced slightly higher diesel sales volumes combined with significantly lower gasoline sales volumes during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, primarily due to higher fuel prices and inflationary and competitive pressures, we believe that demand for fuel by trucking companies and motorists for a constant level of miles driven will remain relatively unchanged in the near-term, subject to a possible economic recession or substantial economic downturn, but could continue to decline over time because of changes in consumer behavior due to COVID-19 and inflation, technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels and technologies. For the first half of 2022, our fuel sales volumes increased primarily due to improved market conditions within the freight industry, traffic increases associated with the ongoing COVID-19 pandemic recovery and the success of our marketing initiatives; however, these factors were less significant in the third quarter of 2022 as our fuel sales volume was down slightly as compared to a strong recovery in the prior year quarter.
In addition, we believe that to some degree higher fuel prices and inflationary pressures resulted in less disposable income for our customers to purchase our nonfuel products and services. While nonfuel revenues and nonfuel margin increased 10.5% and 11.4%, respectively, during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, higher fuel prices and inflationary pressures in the third quarter of 2022 tempered certain nonfuel transaction volumes.

Other Factors Affecting Comparability
Growth Strategies
We continue to prioritize and focus on key initiatives across our organization with the purpose of network growth through high return capital investments, bottom-line growth through process improvement and cost discipline, continued introduction of efficient technology and systems, and defining the future of on-highway mobility through a commitment to energy alternatives, all in support of our core mission to return every traveler to the road better than they came.
Acquiring high quality existing travel centers is a key aspect of our strategic network growth plan. We completed the acquisitions of certain assets of five travel centers and two truck service facilities during the first nine months of 2022. Our active acquisition pipeline may enable us to add independent and franchised sites along active corridors to strengthen the geographic coverage of our network. See Note 3 in Item 1. of this Quarterly Report for more information about these acquisitions.
Our growth strategy also includes adding franchised travel centers to our network. Since the beginning of 2020, we have entered into franchise agreements covering approximately 56 travel centers to be operated under our travel center brand names. Five of these franchised travel centers began operations during 2020, two began operations during 2021 and one began operations during the second quarter of 2022. We expect the remaining 48 to all open by the fourth quarter of 2024.
Our capital expenditures for 2022 are expected to be in the range of $175,000 to $200,000 and includes projects to improve the guest experience through significant upgrades at our travel centers, the expansion of restaurants and food offerings and improvements to our technology systems infrastructure. Approximately 55% of our expected capital expenditures for 2022 are focused on growth initiatives that we expect will meet or exceed our 15% to 20% cash on cash return hurdle.
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

Results of Operations
All of our company operated locations are same site locations with the exception of the recently acquired travel centers and truck service facilities and the travel center located in Canada that we stopped operating during the second quarter of 2022. As a result, same site operating results are not presented as part of this discussion and analysis as they would not provide materially different information from our consolidated results. See Note 3 in Item 1. of this Quarterly Report for more information about acquisition and disposition activity.

Consolidated Financial Results
The following table presents changes in our operating results for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021.

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues:
Fuel	$2,242,821	$1,424,997	$817,824	57.4%
Nonfuel	564,941	511,063	53,878	10.5%
Rent and royalties from franchisees	3,317	3,886	(569)	(14.6)%
Total revenues	2,811,079	1,939,946	871,133	44.9%

Gross margin:
Fuel	132,402	106,010	26,392	24.9%
Nonfuel	339,560	304,798	34,762	11.4%
Rent and royalties from franchisees	3,317	3,886	(569)	(14.6)%
Total gross margin	475,279	414,694	60,585	14.6%

Site level operating expense	276,717	246,871	29,846	12.1%
Selling, general and administrative expense	46,497	39,563	6,934	17.5%
Real estate rent expense	64,954	63,898	1,056	1.7%
Depreciation and amortization expense	29,267	24,276	4,991	20.6%
Other operating expense, net	692	230	462	200.9%

Income from operations	57,152	39,856	17,296	43.4%

Interest expense, net	9,800	11,843	(2,043)	(17.3)%
Other income, net	(1,358)	(1,034)	(324)	(31.3)%
Income before income taxes	48,710	29,047	19,663	67.7%
Provision for income taxes	(11,735)	(6,847)	(4,888)	(71.4)%
Net income	36,975	22,200	14,775	66.6%
Less: net loss for noncontrolling interest	—	—	—	—%
Net income attributable to common stockholders	$36,975	$22,200	$14,775	66.6%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues:
Fuel	$6,570,691	$3,830,886	$2,739,805	71.5%
Nonfuel	1,605,385	1,460,787	144,598	9.9%
Rent and royalties from franchisees	11,123	11,649	(526)	(4.5)%
Total revenues	8,187,199	5,303,322	2,883,877	54.4%

Gross margin:
Fuel	401,951	283,732	118,219	41.7%
Nonfuel	966,636	883,592	83,044	9.4%
Rent and royalties from franchisees	11,123	11,649	(526)	(4.5)%
Total gross margin	1,379,710	1,178,973	200,737	17.0%

Site level operating expense	788,864	708,097	80,767	11.4%
Selling, general and administrative expense	134,206	112,083	22,123	19.7%
Real estate rent expense	194,753	191,378	3,375	1.8%
Depreciation and amortization expense	80,260	72,244	8,016	11.1%
Other operating income, net	(1,795)	(642)	(1,153)	(179.6)%

Income from operations	183,422	95,813	87,609	91.4%

Interest expense, net	32,503	34,966	(2,463)	(7.0)%
Other (income) expense, net	(3,212)	1,667	(4,879)	(292.7)%
Income before income taxes	154,131	59,180	94,951	160.4%
Provision for income taxes	(36,872)	(13,776)	(23,096)	(167.7)%
Net income	117,259	45,404	71,855	158.3%
Less: net loss for noncontrolling interest	—	(333)	333	100.0%
Net income attributable to common stockholders	$117,259	$45,737	$71,522	156.4%

Three Months Ended September 30, 2022, as Compared to Three Months Ended September 30, 2021
Fuel Revenues. Fuel revenues for the three months ended September 30, 2022, increased by $817,824, or 57.4%, as compared to the three months ended September 30, 2021, primarily as a result of an increase in market prices for fuel, partially offset by a decrease in fuel sales volume. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods. See “Effects of Fuel Prices and Supply and Demand Factors” for more information regarding the impact market prices for fuel has on our financial results.

	Gallons Sold	Fuel Revenues
Results for the three months ended September 30, 2021	585,848	$1,424,997
Increase due to petroleum products price changes		830,094
Decrease due to volume changes	(3,688)	(12,026)
Increase (decrease) in wholesale fuel sales volume	479	(244)
Net change from prior year period	(3,209)	817,824
Results for the three months ended September 30, 2022	582,639	2,242,821

Nonfuel Revenues. Nonfuel revenues for the three months ended September 30, 2022 increased by $53,878, or 10.5%, as compared to the three months ended September 30, 2021, primarily as a result of increases in DEF due to the growth of newer trucks on the road that require DEF, and truck services and full service restaurants, due to inflation-driven pricing increases along with the reopening and expanded hours at our full service restaurants. These increases were partially offset by lower overall transaction volumes.
Rent and Royalties from Franchisees. Rent and royalties from franchisees for the three months ended September 30, 2022 decreased by $569, or 14.6%, as compared to the three months ended September 30, 2021, primarily as a result of the elimination of rent and royalties due to acquisitions of franchised travel centers, partially offset by higher nonfuel revenues at franchised travel centers.
Fuel Gross Margin. Fuel gross margin for the three months ended September 30, 2022 increased by $26,392, or 24.9%, as compared to the three months ended September 30, 2021, primarily as a result of more favorable market conditions discussed above, partially offset by a decrease in fuel sales volume during the three months ended September 30, 2022.
Nonfuel Gross Margin. Nonfuel gross margin for the three months ended September 30, 2022 increased by $34,762, or 11.4%, as compared to the three months ended September 30, 2021, due to the increase in total nonfuel revenues. Nonfuel gross margin percentage for the three months ended September 30, 2022, increased 50 basis points to 60.1% from 59.6% for the three months ended September 30, 2021, primarily due to a change in the mix of products and services, partially offset by higher product costs.
Site Level Operating Expense. Site level operating expense for the three months ended September 30, 2022 increased by $29,846, or 12.1%, as compared to the three months ended September 30, 2021, primarily due to higher labor costs as a result of inflationary wage increases and the reopening and expanded hours at certain full service restaurants and increased other operating expenses during the three months ended September 30, 2022. Site level operating expense as a percentage of nonfuel revenues increased 70 basis points to 49.0% for the three months ended September 30, 2022, from 48.3% for the three months ended September 30, 2021, primarily due to the above factors.
Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2022 increased by $6,934, or 17.5%, as compared to the three months ended September 30, 2021, primarily due to higher wages and compensation costs, costs related to the transition to cloud-based technology solutions, an increase in revenue-based business management fees and higher general corporate expenses.
Real Estate Rent Expense. Real estate rent expense for the three months ended September 30, 2022 increased by $1,056, or 1.7%, as compared to the three months ended September 30, 2021, primarily as a result of an increase in percentage rent payable as a result of the increase in total nonfuel revenues at our applicable travel centers during the three months ended September 30, 2022.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2022 increased by $4,991, or 20.6%, as compared to the three months ended September 30, 2021, primarily as a result of the growth in the amount of our new assets placed in service from capital expenditures and locations we acquired.
Interest Expense, Net. Interest expense, net for the three months ended September 30, 2022, decreased by $2,043, or 17.3%, as compared to the three months ended September 30, 2021, primarily as a result of higher interest income earned on investments due to higher interest rates.
Provision for Income Taxes. Provision for income taxes was $11,735 and $6,847 for the three months ended September 30, 2022 and 2021, respectively. The effective income tax rates were 24.1% and 23.4% for the three months ended September 30, 2022 and 2021, respectively. The effective income tax rates for the three months ended September 30, 2022 and 2021, were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and additional tax expense related to compensation, partially offset by federal tax credits.

Nine Months Ended September 30, 2022, as Compared to Nine Months Ended September 30, 2021
Fuel Revenues. Fuel revenues for the nine months ended September 30, 2022, increased by $2,739,805, or 71.5%, as compared to the nine months ended September 30, 2021, primarily as a result of an increase in market prices for fuel, partially offset by a decrease in an overall fuel sales volume. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods. See “Effects of Fuel Prices and Supply and Demand Factors” for more information regarding the impact market prices for fuel has on our financial results.

	Gallons Sold	Fuel Revenues
Results for the nine months ended September 30, 2021	1,713,351	$3,830,886
Increase due to petroleum products price changes		2,745,169
Decrease due to volume changes	(4,535)	(13,313)
Increase in wholesale fuel sales volume	3,429	7,949
Net change from prior year period	(1,106)	2,739,805
Results for the nine months ended September 30, 2022	1,712,245	6,570,691
Nonfuel Revenues. Nonfuel revenues for the nine months ended September 30, 2022, increased by $144,598, or 9.9%, as compared to the nine months ended September 30, 2021, primarily as a result of increases in DEF due to the growth of newer trucks on the road that require DEF, and truck services and full service restaurants, due to inflation-driven pricing increases along with the reopening and expanded hours at our full service restaurants. These increases were partially offset by lower overall transaction volumes.
Rent and Royalties from Franchisees. Rent and royalties from franchisees for the nine months ended September 30, 2022 decreased by $526, or 4.5%, as compared to the nine months ended September 30, 2021, primarily as a result of the elimination of rent and royalties due to acquisitions of franchised travel centers and the elimination of royalties from franchised QSL standalone restaurants following the sale of our QSL business in April 2021, partially offset by higher nonfuel revenues at franchised travel centers.
Fuel Gross Margin. Fuel gross margin for the nine months ended September 30, 2022 increased by $118,219, or 41.7%, as compared to the nine months ended September 30, 2021, primarily as a result of more favorable market conditions, as discussed above, partially offset by a decrease in fuel sales volume during the three months ended September 30, 2022.
Nonfuel Gross Margin. Nonfuel gross margin for the nine months ended September 30, 2022 increased by $83,044, or 9.4%, as compared to the nine months ended September 30, 2021, primarily as a result of the increase in total nonfuel revenues. Nonfuel gross margin percentage for the nine months ended September 30, 2022, declined 30 basis points to 60.2% from 60.5% for the nine months ended September 30, 2021, primarily due to a change in the mix of products and services, partially offset by higher product costs.
Site Level Operating Expense. Site level operating expense for the nine months ended September 30, 2022 increased by $80,767, or 11.4%, as compared to the nine months ended September 30, 2021, primarily due to higher labor costs as a result of inflationary wage increases and the reopening and expanded hours at certain full service restaurants and increased other operating expenses during the nine months ended September 30, 2022. Site level operating expense as a percentage of nonfuel revenues increased 60 basis points to 49.1% for the nine months ended September 30, 2022, from 48.5% for the nine months ended September 30, 2021, primarily due to the above factors.
Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2022 increased by $22,123, or 19.7%, as compared to the nine months ended September 30, 2021, primarily due to higher wages and compensation costs, costs related to the transition to cloud-based technology solutions, an increase in revenue-based management fees and higher general corporate expenses.
Real Estate Rent Expense. Real estate rent expense for the nine months ended September 30, 2022 increased by $3,375, or 1.8%, as compared to the nine months ended September 30, 2021, primarily as a result of an increase in percentage rent payable as a result of the increase in total nonfuel revenues at our applicable travel centers during the nine months ended September 30, 2022.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2022 increased by $8,016, or 11.1%, as compared to the nine months ended September 30, 2021, primarily as a result of the growth in the amount of our new assets placed in service from capital expenditures and locations we acquired, partially offset by a $650 impairment charge related to the QSL sale during the nine months ended September 30, 2021.
Interest Expense, Net. Interest expense, net for the nine months ended September 30, 2022 decreased by $2,463, or 7.0%, as compared to the nine months ended September 30, 2021, primarily as a result of higher interest income earned on investments due to higher interest rates.
Provision for Income Taxes. Provision for income taxes was $36,872 and $13,776 for the nine months ended September 30, 2022 and 2021, respectively. The effective income tax rates were 23.7% and 23.0% for the nine months ended September 30, 2022 and 2021, respectively. The effective income tax rates for the nine months ended September 30, 2022 and 2021 were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and additional tax expense related to compensation, partially offset by federal tax credits.

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
•potential negative impacts from the continuing change in market practices that arose during the COVID-19 pandemic, including if the United States experiences a prolonged and significant decline in economic activity that reduces demand for our products and services, as a result;
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
Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $467,342 at September 30, 2022, and net cash provided by operating activities of $179,974 for the nine months ended September 30, 2022, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities. We believe we have sufficient financial resources to fund operations and required capital expenditures for greater than 12 months.
Our Investment and Financing Liquidity and Resources
Revolving Credit Facility
We and certain of our subsidiaries are parties to an Amended and Restated Loan and Security Agreement, or the Credit Facility, with a group of commercial banks that matures on July 19, 2024. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). At September 30, 2022, based on our qualified collateral, a total of $193,369 was available to us for loans and letters of credit under the Credit Facility. At September 30, 2022, there were no borrowings outstanding under the Credit Facility and $13,928 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $179,441 available for our use as of that date. At September 30, 2022, we were in compliance with all covenants of the Credit Facility. As of November 1, 2022, there were no borrowings outstanding under the Credit Facility and approximately $179,441 available under the Credit Facility for our use as of that date.

Term Loan Facility
We have a $200,000 Term Loan Facility, or the Term Loan Facility, which is secured by a pledge of all the equity interests of substantially all of our wholly owned subsidiaries, a pledge, subject to the prior interest of the lenders under our Credit Facility, of substantially all of our other assets and the assets of such wholly owned subsidiaries and mortgages on certain of our fee owned real properties. We used the net proceeds of $190,062 from our Term Loan Facility for general business purposes, including the funding of deferred capital expenditures, updates to key information technology infrastructure and growth initiatives consistent with our Transformation Plan. Interest on amounts outstanding under the Term Loan Facility are calculated at LIBOR, with a LIBOR floor of 100 basis points, plus 600 basis points, and the Term Loan Facility matures on December 14, 2027. Our Term Loan Facility requires periodic interest payments based on the interest period selected and quarterly principal payments of $500, or 1.0% of the original principal amount annually. In addition, beginning with the year ended December 31, 2021 and for each twelve month calendar year period thereafter (each considered an “Excess Cash Flow Period”, as defined), we are required to calculate Excess Cash Flow, as defined, and prepay an amount equal to Excess Cash Flow less other specified adjustments. The prepayment, as calculated, is due 95 days after the end of the respective Excess Cash Flow Period. There was no required prepayment due for the Excess Cash Flow Period ended December 31, 2021. Remaining principal amounts outstanding under the Term Loan Facility may be prepaid, without penalty, beginning on December 14, 2022. At September 30, 2022, we were in compliance with all covenants of the Term Loan Facility.
West Greenwich Loan
We have a term loan for $16,600 with The Washington Trust Company, or the West Greenwich Loan. The West Greenwich Loan matures on February 7, 2030 and is secured by a mortgage encumbering our travel center located in West Greenwich, Rhode Island. The annual interest rate is fixed at 3.85% through February 7, 2025, and resets thereafter, based on the five year Federal Home Loan Bank rate plus 198 basis points. The West Greenwich Loan requires us to make principal and interest payments monthly. The proceeds from the West Greenwich Loan were used for general business purposes. We may, at our option with 60 days prior written notice, repay the loan in full prior to maturity plus, if repaid prior to February 7, 2023, a nominal penalty.
IHOP Secured Advance Note
We are party to a multi-unit franchise agreement with IHOP Franchisor LLC, or IHOP, pursuant to which we agreed to rebrand and convert certain of our full service restaurants to IHOP restaurants over a period through October 2024, or the IHOP Agreement. We are also a party to a Secured Advance Note with IHOP, or the IHOP Note, pursuant to which we can borrow up to $10,000 in connection with the costs to convert our full service restaurants to IHOP restaurants. As of September 30, 2022, there were no loans outstanding under the IHOP Note.

Sources and Uses of Cash
The following is a summary of our sources and uses of cash for the nine months ended September 30, 2022 and 2021, as reflected in our consolidated statements of cash flows:

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change
Cash and cash equivalents at the beginning of the period	$536,002	$483,151	$52,851
Net cash provided by (used in):
Operating activities	179,974	181,286	(1,312)
Investing activities	(243,234)	(39,181)	(204,053)
Financing activities	(5,532)	(4,217)	(1,315)
Effect of exchange rate changes on cash	132	64	68
Cash and cash equivalents at the end of the period	$467,342	$621,103	$(153,761)
Cash Flows from Operating Activities. During the nine months ended September 30, 2022 and 2021, we had net cash inflows from operating activities of $179,974 and $181,286, respectively. The $1,312 change was primarily due to a $71,855 increase in earnings, offset by the effect of changes in working capital from higher accounts receivable and inventory during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Cash Flows from Investing Activities. During the nine months ended September 30, 2022 and 2021, we had net cash outflows from investing activities of $243,234 and $39,181, respectively. The $204,053 change primarily resulted from an increase in capital expenditures and acquisition activity during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.
Cash Flows from Financing Activities. During the nine months ended September 30, 2022 and 2021, we had net cash outflows from financing activities of $5,532 and $4,217, respectively. The $1,315 change primarily resulted from an increase in finance lease principal payments during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

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
For further information about these and other environmental and climate change matters, and the related risks that may arise, see the disclosure under the heading “Environmental Contingencies” in Note 9 to the Consolidated Financial Statements included in Item 1. of this Quarterly Report, which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Our Credit Facility is secured by substantially all of our cash, accounts receivable, inventory, equipment and intangible assets. As of September 30, 2022, no loans were outstanding under this Credit Facility. We borrow under this Credit Facility in U.S. dollars and those borrowings require us to pay interest at floating interest rates, which are based on LIBOR or a base rate, plus a premium. Interest on amounts outstanding under our Term Loan Facility are also calculated based on LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates. A change in interest rates generally would not affect the fair value of any outstanding floating rate debt but could affect our operating results. For example, if the $200,000 stated maximum amount was drawn under our Credit Facility and interest rates decreased or increased by 100 basis points per annum, our interest expense would decrease or increase by $2,000 per year. If interest rates were to change gradually over time, the impact would occur over time.
We are exposed to risks arising from market price changes for diesel and gasoline fuel. These risks have historically resulted from changes in supply and demand for fuel and from market speculation about future changes. Some supply changes may arise from local conditions, such as a malfunction in a particular pipeline or at a particular terminal. However, in the recent past most of the supply risks have arisen from national or international conditions, such as weather-related shutdowns of oil drilling or refining capacities, political instability in oil producing regions of the world, war or other hostilities, or terrorism. Concerted efforts by major oil producing countries and cartels to limit oil supply, such as the recent decision of OPEC+ to reduce oil production by two million barrels per day, may also impact prices. Because petroleum products are regularly traded in commodity markets, material changes in demand for and the price of fuel worldwide and financial speculation in these commodities markets may have a material effect upon the prices we have to pay for fuel and may also impact our customers’ demand for fuel and other products we sell. Almost all of these risks are beyond our control. Nevertheless, we attempt to mitigate our exposure to fuel commodity price market risks in three ways. First, whenever possible, we attempt to maintain supply contracts for diesel fuel with several different suppliers for our locations; if there is a local supply disruption, our contract supplier(s) work to fulfill their contractual commitments. When this type of situation happens, we may also work with other suppliers to procure additional supply either locally or from surrounding markets to avoid outages at our locations. Second, we maintain modest fuel inventory of only a few days of fuel sales. Modest inventory may mitigate the risk that we are required by competitive or contract conditions to sell fuel for less than its cost in the event of rapid price declines; however, the modest level of fuel inventory could exacerbate our fuel supply risks. Third, we sell a majority of our diesel fuel at prices determined by reference to a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to substantially maintain our margin per gallon despite changes in the price we pay for fuel. Based on the composition of our fuel inventory as of September 30, 2022, and our fuel sales volume for the three months ended, September 30, 2022, each one cent change in the price of fuel would change our inventory value by $163 and our fuel revenues by $5,826.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2022.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2022, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives and derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Among others, the forward-looking statements that appear in this Quarterly Report that may not occur include statements that:
•Our fuel purchasing and inventory management practices may allow us to mitigate the impact of fuel price volatility;
•Our operating results for the three and nine months ended September 30, 2022, reflect certain improvements as compared to the three and nine months ended September 30, 2021. This may imply that we will increase or maintain these improvements and that we will be as profitable in the future. However, there are no guarantees that we will be able to sustain this level of performance or growth in the future. In addition, customer demand, inflationary or recessionary pressures, geopolitical risks, competitive conditions, fuel market dynamics, war and other hostilities, and government regulation, among other factors, may significantly impact our fuel and nonfuel revenues and the costs of our fuel and nonfuel products may increase in the future because of inflation or other reasons. If fuel gross margin per gallon, or fuel or nonfuel sales volume, decline, if we are not able to pass increases in fuel or nonfuel costs to our customers or if our nonfuel sales mix changes in a manner that negatively impacts our nonfuel gross margin, our nonfuel revenues or our fuel and nonfuel gross margin may decline;
•We are executing initiatives that we believe have and will improve and enhance our growth, profitability and operational efficiency. However, we may not be able to grow or recognize the improvements to our operating results that we anticipate and we may not realize the returns we target on our related investments. In addition, the costs incurred to complete the initiatives may be greater than we anticipate;
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
•We expect to expand our network by entering into new franchise agreements and the anticipated number of new franchised locations. However, we may not succeed in entering these agreements and the commencement and stabilization of any new franchises may not occur or may be delayed or the franchise may not open, and these franchises may not be successful or generate the royalties for us that we expect;

•Our efforts to continually monitor our fuel purchasing, pricing, supply and inventory management and taking actions we believe appropriate that are intended to improve fuel margins may not be successful due to our failure to succeed in our efforts or due to market, supplier or other reasons;
•Our Credit Facility has a current maximum availability of $200.0 million. The availability of this maximum amount is subject to limits based on our qualified collateral, including our eligible cash, accounts receivable, inventory, equipment and intangible assets that varies in amount from time to time. Accordingly, our borrowing and letter of credit availability at any time may be less than $200.0 million. At September 30, 2022, based on our eligible collateral at that date, our borrowing and letter of credit availability was $193.4 million, of which we had used $13.9 million for outstanding letters of credit. The maximum amount available under the Credit Facility may be increased to $300.0 million, the availability of which is subject to limits based on our available collateral and lender participation. However, if we do not have sufficient collateral or if we are unable to identify lenders willing to increase their commitments or join our Credit Facility, we may not be able to increase the size of our Credit Facility or the availability of borrowings when we may want or need to do so;
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
There were no purchases of our equity securities during the quarter ended September 30, 2022.

Calendar Month	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2022	—	$—	—	$—
August 2022	—	—	—	—
September 2022	—	—	—	—
Total	—	$—	—	—

Item 6.  Exhibits

3.1	Plan of Conversion (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed July 30, 2019)

3.2	Articles of Conversion of TravelCenters of America LLC (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed July 30, 2019)

3.3	Articles of Incorporation of TravelCenters of America Inc. (Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed July 30, 2019)

3.4	Articles of Amendment to the Articles of Incorporation of TravelCenters of America Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 26, 2020)

3.5	Amended and Restated Bylaws of TravelCenters of America Inc. (Incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K filed July 30, 2019)

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.3 to our Post Effective Amendment to our Registration Statement on Form S-3 filed August 1, 2019)

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

TravelCenters of America Inc.

		By:	/s/ Peter J. Crage
Date:	November 2, 2022		Name:	Peter J. Crage
			Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)