Form 10-K
period 2022-12-31
TravelCenters of America Inc. /MD/
filed 2023-03-01
CIK 1378453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recover analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the shares of common stock, $0.001 par value, or common stock, of the registrant held by non-affiliates was $429.7 million based on the $34.47 closing price per share of common stock on The Nasdaq Stock Market LLC on June 30, 2022. For purposes of this calculation, an aggregate of 2,389,992 shares of common stock held directly by, or by affiliates of, the directors and the officers of the registrant, plus 1,184,797 shares of common stock held by Service Properties Trust, have been included in the number of shares of common stock held by affiliates.
Number of the registrant’s shares of common stock outstanding as of February 27, 2023: 15,101,389.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K may be incorporated by reference to a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. If we determine to not file a proxy statement as a result of the pendency of our proposed sale to a subsidiary of BP p.l.c., we will file an amendment to this Annual Report on Form 10-K that includes such required information.

References in this Annual Report on Form 10-K, or our Annual Report, to “TA,” the “Company,” “we,” “us” and “our” include TravelCenters of America Inc. and our consolidated subsidiaries unless otherwise stated or the context indicates otherwise.
Warning Concerning Forward-Looking Statements
This Annual Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives and derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Among others, the forward-looking statements in this Annual Report include statements that:
•The effect of the announcement of our proposed sale to BP Products North America Inc., or BP, a subsidiary of BP p.l.c. on our operating results and business generally; risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the proposed transaction; the outcome of any legal proceedings related to the proposed transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of our agreement and plan of merger with BP, or the Merger Agreement, including circumstances requiring a party to pay the other party a termination fee pursuant to the Merger Agreement; the ability of the parties to consummate the proposed transaction on a timely basis or at all; the satisfaction of the conditions precedent to consummation of the proposed transaction, including the ability to secure regulatory approvals on the terms expected, at all or in a timely manner; and business disruption following the proposed transaction;
•Our fuel purchasing and inventory management practices may allow us to mitigate the impact of fuel price volatility;
•Our operating results for the year ended December 31, 2022 reflect certain improvements over the same period last year. This may imply that we will increase or maintain these improvements and that we will be as profitable in the future. However, there are no guarantees that we will be able to sustain this level of performance or growth in the future. In addition, customer demand, inflationary or recessionary pressures, geopolitical risks, competitive conditions, fuel market dynamics, war and other hostilities, and government regulation, among other factors, may significantly impact our fuel and nonfuel revenues and the costs of our fuel and nonfuel products may increase in the future because of inflation or other reasons. If fuel gross margin per gallon, or fuel or nonfuel sales volume, decline, if we are not able to pass increases in fuel or nonfuel costs to our customers or if our nonfuel sales mix changes in a manner that negatively impacts our nonfuel gross margin, our nonfuel revenues or our fuel and nonfuel gross margin may decline;
•Subject to our proposed sale to BP, we are executing initiatives that we believe have and will improve and enhance our growth, profitability and operational efficiency. However, we may not be able to grow or recognize the improvements to our operating results that we anticipate and we may not realize the returns we target on our related investments. In addition, the costs incurred to complete the initiatives may be greater than we anticipate;
•We generally pass changes in certain of our costs to our customers, with some timing differences. We may, however, be unable to pass cost increases to our customers due to competitive or other market conditions or otherwise;
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
•Subject to our proposed sale to BP, we plan to make acquisitions and develop new locations in the future. Managing and integrating acquired or developed locations can be difficult, time consuming and/or more expensive than anticipated and involve risks of financial loss. We may not operate our acquired or developed locations as profitably as we may expect. In addition, acquisitions or property development may subject us to greater risks than our continuing operations, including the assumption of unknown liabilities;
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
•Subject to our proposed sale to BP, we expect to expand our network by entering into new franchise agreements. However, we may not succeed in entering these agreements and the operating commencement and stabilization of any new franchises may not occur or may be delayed and these franchises may not be successful or generate the royalties for us that we expect;
•Our efforts to continually monitor our fuel purchasing, pricing, supply and inventory management and taking actions we believe appropriate that are intended to improve fuel margins may not be successful due to our failure to succeed in our efforts or due to market, supplier or other reasons;
•We have a revolving credit facility, or our Credit Facility with a current maximum availability of $200.0 million. The availability of this maximum amount is subject to limits based on our qualified collateral, including our eligible cash, accounts receivable, inventory, equipment and intangible assets that varies in amount from time to time. Accordingly, our borrowing and letter of credit availability at any time may be less than $200.0 million. At December 31, 2022, based on our eligible collateral at that date, our borrowing and letter of credit availability was $179.9 million, of which we had used $13.9 million for outstanding letters of credit. The maximum amount available under the Credit Facility may be increased to $300.0 million, the availability of which is subject to limits based on our available collateral and lender participation. However, if we do not have sufficient collateral or if we are unable to identify lenders willing to increase their commitments or join our Credit Facility, we may not be able to increase the size of our Credit Facility or the availability of borrowings when we may want or need to do so;
•We may not spend the $135.0 million to $150.0 million of the capital expenditures in 2023 that we currently expect to spend, subject to our proposed sale to BP, we may spend more or less than these amounts, we may spend these amounts in a different manner, these expenditures may not provide the benefits we expect and we may not realize our expected cash on cash return hurdle;
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
Results that differ from those stated or implied by our forward-looking statements may also be caused by various changes in our business or market conditions as described more fully under Part I, Item 1A, “Risk Factors,” and elsewhere in this Annual Report.
You should not place undue reliance upon forward-looking statements. Except as required by law, we undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise.

PART I

Item 1. Business
Business Overview
TravelCenters of America Inc. is a Maryland corporation. As of December 31, 2022, we operate or franchise 285 travel centers, standalone truck service facilities and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of December 31, 2022, our business included 281 travel centers in 44 states in the United States, primarily along the U.S. interstate highway system, operated primarily under the “TravelCenters of America,” “TA,” “TA Express,” “Petro Stopping Centers” and “Petro” brand names. Of these travel centers, we owned 56, we leased 181, we operated two for a joint venture and 42 were owned or leased from others by our franchisees. We operated 239 of our travel centers and franchisees operated 42 travel centers. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as a wide range of truck repair and maintenance services, diesel exhaust fluid, or DEF, full service restaurants, or FSRs, quick service restaurants, or QSRs, and various customer amenities.
As of December 31, 2022, our business included three standalone truck service facilities operated under the “TA Truck Service” brand name. Of these standalone truck service facilities, we leased two and owned one. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
On April 21, 2021, we completed the sale of our Quaker Steak & Lube, or QSL, business for $5.0 million excluding costs to sell and certain closing adjustments. See Note 3 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about the sale of our QSL business.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. In March 2022, we entered into an agreement to sell our only travel center located in a foreign country, Canada, which we did not consider material to our operations, and on April 26, 2022, we ceased all operations at our Canadian travel center. In December 2022, due to circumstances that were considered unlikely at the time the agreement was executed, we exercised our right to terminate the agreement. As a result, we are actively seeking other buyers for the property. See Note 3 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about the closure of this travel center.
As of December 31, 2022, we employed approximately 15,000 people on a full time basis and 2,500 people on a part time basis at our travel centers, standalone truck service facilities and standalone restaurants and we employed an additional 945 people in field management, corporate and other roles to support our locations. Approximately 48 of our employees at three travel centers are represented by unions. For more information regarding our employees, please refer to “Human Capital Resources” below.
Recent Significant Events
The Proposed Merger
On February 15, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with BP, Bluestar RTM Inc., a Maryland corporation and an indirect wholly-owned subsidiary of BP, or Merger Subsidiary, pursuant to which Merger Subsidiary will merge with and into the Company, or the Merger, with the Company surviving the Merger.
As a result of the Merger, at the effective time of the Merger, or the Effective Time, each share of our common stock, par value $0.001 per share, outstanding immediately prior to the Effective Time (other than shares of our common stock (i) owned by BP or Merger Subsidiary immediately prior to the Effective Time, or (ii) held by any Subsidiary (as defined in the Merger Agreement) of the Company or BP (other than Merger Subsidiary) immediately prior to the Effective Time), will be converted into the right to receive $86.00 in cash, without interest, or the Merger Consideration.

Immediately prior to the Effective Time, each then-outstanding share of our common stock granted subject to vesting or other lapse restrictions under any Company stock plan that is outstanding immediately prior to the Effective Time will vest in full and become free of such restrictions and will be converted into the right to receive the Merger Consideration under the same terms and conditions as apply to the receipt of the Merger Consideration by holders of our common stock generally.

The closing of the Merger is subject to the satisfaction or waiver of certain conditions, including, among other things, (i) receipt by us of the affirmative vote of the holders of a majority of the outstanding shares of our common stock, or the Company Stockholder Approval, (ii) that there is no temporary restraining order, preliminary or permanent injunction or other judgment issued by any court of competent jurisdiction in effect enjoining or otherwise prohibiting the consummation of the Merger, (iii) the expiration or termination of any applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and all other approvals under antitrust laws, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (subject to specified materiality qualifiers), (v) compliance with the covenants and obligations under the Merger Agreement in all material respects; (vi) the absence of a material adverse effect with respect to the Company; and (vii) the execution, release and delivery of the Consent and Amendment Agreement, dated as of February 15, 2023, by and among us, our subsidiary TA Operating LLC, BP, SVC and certain of SVC’s subsidiaries, and all agreements entered into pursuant thereto.

We made customary representations and warranties in the Merger Agreement and agreed to customary covenants regarding the operation of our business and the business of our subsidiaries prior to the Effective Time.
The Merger Agreement also includes a covenant requiring us not to solicit any acquisition proposal, and, subject to certain exceptions, not to enter into or participate or engage in any discussions or negotiations with, related to an acquisition proposal or enter into any letter of intent, acquisition agreement or other similar agreement relating to an acquisition proposal. Further, our Board of Directors will not withhold, withdraw, amend or modify, or publicly propose to do any of the foregoing, its recommendation in a manner adverse to BP, adopt, approve or recommend to our stockholders an acquisition proposal, fail to reaffirm its recommendation within ten business days following BP’s written request, fail to recommend against acceptance of a tender or exchange offer for shares of our common stock within ten business days after the commencement thereof, nor fail to include its recommendation in the proxy statement that will be prepared in connection with the company stockholder meeting and the transactions contemplated by the Merger Agreement or the Proxy Statement. Notwithstanding these restrictions, at any time prior to obtaining the Company Stockholder Approval, if we have received a written, bona fide, unsolicited acquisition proposal from any third party (or a group of third parties) that our board of directors determines in good faith, after consultation with its financial advisor and outside legal counsel, constitutes or could reasonably be expected to lead to a superior proposal, and the failure to take the following actions would reasonably be expected to be inconsistent with its duties under applicable law, then we, directly or indirectly through certain specified representatives, may, subject to certain conditions, engage in discussions with such third party and furnish to such third party non-public information relating to the Company or any of its subsidiaries pursuant to an acceptable confidentiality agreement. Further, at any time prior to obtaining the Company Stockholder Approval, in respect to a superior proposal we receive after the date of the Merger Agreement on an unsolicited basis, if our board of directors determines in good faith, after consultation with its financial advisors and outside legal counsel, that the failure to take such action would be reasonably expected to be inconsistent with its duties under applicable law, the board of directors may, subject to compliance with certain conditions, (i) make an Adverse Recommendation Change (as defined in the Merger Agreement) or (ii) cause us to terminate the Merger Agreement in compliance with the terms of the Merger Agreement in order to enter into a binding written definitive agreement providing for such superior proposal.

Subject to the satisfaction of the conditions to the closing of the Merger, we expect the closing of the transactions contemplated by the Merger Agreement to occur by mid-year 2023.
The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to a Current Report on Form 8-K we filed with the Securities and Exchange Commission, or SEC, on February 16, 2023.
Economic Conditions
The United States economy experienced high inflation since the beginning of 2022 and there are market expectations that inflation may further increase and remain at elevated levels for a sustained period. In addition, global supply chain challenges that arose during the second half of 2021 continued in 2022 and, although improvements have since been realized, it is uncertain whether those improvements will be continued and sustained. Also, labor availability has continued to be constrained and market labor costs have continued to increase. The U.S. Federal Reserve Board also increased interest rates multiple times since the beginning of 2022 and once in 2023, with additional rate increases expected in 2023. These conditions may give rise to an economic slowdown, and perhaps a recession, and could further increase our costs and/or impact our revenues. At the same time, these conditions and other factors, as further noted below, have created a volatile market for oil, diesel fuel and gasoline, which resulted in our realizing increased fuel margins and fuel revenues during 2022. It is unclear whether the current economic conditions and government responses to these conditions, including inflation, increasing interest rates, the war between Russia and Ukraine and high fuel prices, will result in an economic slowdown or recession in the United States. If that occurs, demand for the transporting of products across the United States by trucks may decline, which may significantly adversely impact our business, results of operations and financial position.

COVID-19 Pandemic
Many of the restrictions that had been imposed in the United States during the COVID-19 pandemic have since been lifted and commercial activity in the United States generally has increasingly returned to pre-pandemic practices and operations. To date, the COVID-19 pandemic has not had a significant adverse impact on our overall business.
Growth Strategies
We continue to prioritize and focus on key initiatives across our organization including top-line growth through high return capital investments, bottom-line growth through process improvement and cost discipline, continued introduction of efficient technology and systems and defining the future of on-highway mobility through a commitment to energy alternatives, all in support of our core mission to return every traveler to the road better than they came.
Acquiring high quality existing travel centers and viable truck services facilities are key aspects of our strategic network growth plan. Our active acquisition pipeline may enable us to add independent and franchised sites along active corridors to strengthen the geographic coverage of our network and expand our scope of products and services and customer segments through investments of capital and human resources in our truck service business, particularly our TA Truck Service® Emergency Roadside Assistance, TA Truck Service® Mobile Maintenance and TA Commercial Tire Network™ programs. Each of these programs, as further described below under the heading “Operations – TA Truck Service,” can service our traditional long haul trucking customers as well as other truck owner customers we historically have not served.
Our recent acquisition, franchising and development activities are summarized as follows:

Travel Centers. During 2022, we completed the acquisitions of certain assets of seven existing travel centers, including the assumed operation of two travel centers which we own but which were previously leased and franchised to former tenants/franchisees. Since the beginning of 2020, we entered into franchise agreements covering 68 travel centers to be operated under our travel center brand names, with 30 new franchise agreements entered in 2022, reaching our annual target. Five began operations during 2020, two began operations during 2021, and three began operations during 2022, and we expect the remaining 58 to open by the second quarter of 2025.

Typical improvements we make at recently added or refreshed travel centers include adding truck repair facilities and nationally branded QSRs, paving parking lots, rebranding gasoline offerings, replacing outdated fuel dispensers, installing DEF dispensing systems, adding biodiesel blending, changing signage, installing point of sale and other IT systems and general building and cosmetic upgrades. The cost of capital improvements to recently purchased travel centers are often substantial and require a long period of time to plan, design, permit and complete; and, after being completed, the improved travel centers require a period of time to become part of our customers’ supply networks and produce stabilized financial results. Depending on the extent of the improvements we estimate that the travel centers we acquire generally will reach financial stabilization approximately one to three years after completion of improvements, but actual results can vary widely from this estimate due to many factors, some of which are outside our control, and we cannot be certain that acquired locations will operate profitably. For instance, the acquisition of an existing franchised travel center or site refresh could have a financial stabilization period of one year or less, whereas the new construction or significant overhaul of a newly-franchised or company-owned travel center could take up to three years to reach financial stabilization.

Truck Service Facilities. During 2022, we completed the acquisitions of two truck service facilities, and entered into a lease for another facility, which began operating as TA Truck Service® during the year.
See Note 3 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about recent acquisitions.
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
Our travel center locations offer a broad range of products and services designed to appeal to our customers, including:
•Fuel. We sell unbranded diesel fuel at separate truck fueling lanes and we sell gasoline and diesel fuel at motorist fuel islands. As of December 31, 2022, we offered branded gasoline at approximately 259 of our locations and unbranded gasoline at nine of our travel centers operated by our franchisees and five of our travel centers operated by us.
•Diesel Exhaust Fluid. DEF is an additive that is required by most truck engines manufactured after 2010. As of December 31, 2022, we offered DEF from dispensers on the diesel fueling island at approximately 278 of our travel centers and plan to have DEF dispensers available in all lanes at our travel centers.
•FSRs and QSRs. Most of our TA and Petro branded travel centers have both FSRs and QSRs, and our TA Express branded travel centers have one or more QSRs that offer customers a wide variety of nationally recognized branded food choices. The substantial majority of our FSRs within our travel centers are operated under our Iron Skillet® and Country Pride® brands and offer menu table service. We recently added the Fork and Compass FSR to our brand portfolio, a new dining experience, at a Petro branded travel center. At certain travel centers we have converted the FSR to a franchised brand, such as IHOP®, Black Bear Diner®, Fuddruckers® and Bob Evans®. We are continuing to evaluate other opportunities to drive value within our FSRs, including the conversion of select FSRs to a fast casual concept, which includes The Kitchen, a new proprietary fast food offering currently located at select TA and Petro locations. We also operate approximately 62 different brands of QSRs, including Popeye’s Chicken & Biscuits®, Subway®, Burger King®, Taco Bell®, Pizza Hut®, Dunkin’® and Starbuck’s Coffee®. As of December 31, 2022, approximately 152 of our travel centers included a FSR, approximately 194 of our travel centers offered at least one QSR and there were a total of approximately 458 QSRs in our 281 travel centers.

•Truck Service. Most of our travel centers have truck repair and maintenance facilities. Our 259 truck repair and maintenance facilities typically have between three and six service bays and are staffed by trained service technicians employed by us or our franchisees. These shops generally operate 24 hours per day, 365 days per year and offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes, wheel alignments and tire repair or replacement to specialty services such as diagnostics and repair of air conditioning, brakes and electrical systems. Our repair and maintenance services are generally covered by our nationwide warranty. In addition to work we perform at our facilities, we also provide roadside emergency truck and trailer repair, facilitated by our internal call center and off site Mobile Maintenance repair and maintenance services, as described under the heading “Operations – TA Truck Service” below.
•Travel Stores. Travel stores located in our travel centers have a broad merchandise selection of more than 25,000 items. The General Merchandise selection is designated to support the professional driver’s lifestyle while on the road. It includes the latest electronics, oil and additives, hardware and tools, clothing, and cab and bunk supplies. The Convenience offering includes cold beverages, candy, salty snacks, sweet treats, and traditional grocery items such as meal solutions, pet supplies, and health and beauty products. Each store has fresh food, pre-packaged meal solutions, snacks to grab, freshly brewed coffee, and cold fountain drinks. Each store has unique gifts for guests to buy for family or friends, whether it’s a holiday or moment to celebrate. Guests can also purchase regional souvenirs to remember their trip by.
•Parking. We have a total of approximately 74,000 parking spaces, of which 48,000 are tractor trailer parking spaces and 26,000 are car parking spaces. Many of our travel centers offer the Reserve-It!® parking program, which allows drivers to reserve for a fee a parking space in advance of arriving at a travel center. As of December 31, 2022, we offered the Reserve-It!® parking program at 266 of our travel centers and we had dedicated a total of approximately 7,600 parking spaces for this program.

•Additional Driver Services. We believe that trucking fleets can improve the retention and recruitment of truck drivers by directing them to visit large, high quality, full service travel centers with plentiful overnight parking such as ours. We offer commercial trucker and other customer loyalty programs, the principal program being the UltraOne® Program, that are similar to frequent shopper programs offered by other retailers. Under our loyalty programs, drivers receive points for diesel fuel purchases and for selected nonfuel products and services. These points may be redeemed for discounts on nonfuel products and services at our travel centers. Some of our travel centers offer casino gaming. We strive to provide a consistently high level of service and amenities to professional truck drivers at all of our travel centers, which we believe make our travel centers an attractive choice for trucking fleets. Most of our travel centers provide truck drivers amenities including:
•specialized business services, including an information center where drivers can send and receive faxes, overnight mail and other communications;
•a banking desk where drivers can cash checks and receive funds transfers from fleet operators;
•wi-fi internet access;
•a laundry area with washers and dryers;
•private showers;
•free exercise facilities;
•areas designated for truck drivers only, including a theater or big screen television room with a video player and comfortable seating; and
•ample parking including Reserve-It!® parking.
Operations
Fuel. We sell fuel to our customers at prices that we establish daily or are indexed to market prices and reset daily. For the year ended December 31, 2022, diesel fuel and gasoline revenues represented approximately 90.2% and 9.8%, respectively, of our total fuel revenues. We use discounting as a principal form of competition to grow our business with key customers and channels. For the year ended December 31, 2022, approximately 90.6% of our diesel fuel sales volume was sold at discounts to posted prices under pricing arrangements with fleet customers. We have numerous sources for our diesel fuel and gasoline supply, including nearly all of the large oil companies operating in the United States. We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and generally are reset daily. By establishing diesel fuel supply relationships with several alternate suppliers for most locations, we believe we are able to effectively create competition for our purchases among various diesel fuel suppliers, and also to capitalize on favorable purchasing opportunities that are accretive to our fuel margin. We also believe that purchasing arrangements with multiple diesel fuel suppliers may help us avoid product shortages during times of diesel fuel supply disruptions. At some locations, however, there are few suppliers for diesel fuel in that market and we may have only one viable supplier. Generally we have single sources of supply for gasoline at each of our locations. We offer biodiesel at a number of our travel centers and have a limited number of suppliers for this product at those sites. We continually monitor our fuel purchasing, pricing, supply and inventory management and take actions we believe appropriate and intended to improve fuel margins.
A large majority of truck drivers use a payment method known as truck “fuel cards” that allow truck drivers to purchase fuel and other products and services, and permits trucking companies to track fuel and other purchases made by their drivers throughout the United States. Most of our trucking customers transact business with us by use of these fuel cards, most of which are issued by third party fuel card companies. Currently, the fuel card industry has only two significant participants, FleetCor Technologies, Inc., the parent of Comdata Inc., or Comdata, and its subsidiaries, or FleetCor, and WEX Inc., and its subsidiaries, or WEX. During 2022, we entered into an agreement with WEX and launched a new private label fuel card as a one card solution for diesel, DEF, gasoline, repairs, scales and other services. The card program is underwritten and managed by WEX and offers loyalty perks to cardholders for transactions at TA sites. We believe almost all trucking companies use only a single fuel card provider and have become increasingly dependent upon the data, reports and other services provided by their respective sole fuel card provider to manage their fleets and simplify their data processing.

Generally, our fuel purchases are delivered directly from suppliers’ terminals to our locations and we do not contract to purchase substantial quantities of fuel to hold as inventory; however, we may do so in the future. We generally have only a few days of diesel fuel and gasoline inventory at our travel centers. We believe our exposure to market price increases for diesel fuel and gasoline is partially mitigated by the significant amount of our diesel fuel and gasoline sales that are sold under arrangements that include pricing formulae that reset daily and are indexed to market prices and by us generally not purchasing fuel for delivery other than on the date of purchase. Additionally, there has historically been a significant correlation over time between the indices used in our sales contracts and those used in our purchasing contracts. Due to this correlation, we historically have not engaged in any fixed or hedged price fuel contracts.
Non-Fossil Fuel and Alternative Energy. In anticipation of the possible changes that may eventually affect our industry regarding fuel and energy use, we are evaluating our long term strategies to position ourselves to efficiently and successfully adapt to these changes. These industry changes may include increasing adoption of the use of non-fossil fuel and alternative energy. Among these changes may be the use of electric vehicle, or EV, technologies, which have been led initially by the automotive and light duty truck industries and more recently followed by leaders in commercial trucking, as well as hydrogen fuel, natural gas and other possible sources. While we are in the preliminary stages of evaluating these changes, we believe that a defined strategy, with dedicated internal resources, is important as we position ourselves to successfully incorporate these changes into our business. While we are currently increasing our biodiesel blending capabilities, as well as expanding our ability to offer DEF at the pump, we are also preparing for the future. This preparation includes dedicated internal leadership, agreements with EV charging equipment providers, as well as the potential for direct capital investments in EV infrastructure. We are actively participating with states in their EV infrastructure rollout to support the expected increase in electric vehicles on the road. In the medium and heavy duty truck space, we are preparing to offer hydrogen fuel and high speed EV charging at one of our sites. We recently announced a non-exclusive agreement with Eletrify America, provider of the largest open direct current fast-charging network in the United States, to expand electric vehicle fast-charging infrastructure at our sites nationwide. We continue to actively explore other opportunities regarding alternative fuels and energy.
Nonfuel Products. We have many sources for the large variety of nonfuel products that we sell. We have developed supply relationships with several suppliers of certain nonfuel products and maintain two distribution centers to distribute certain nonfuel products to our locations using a combination of contract carriers. We believe these distribution centers allow us to purchase, maintain and transport inventory and supplies at lower costs.
TA Truck Service. In addition to the truck repair and maintenance services provided at our travel centers, we also provide customers a wide variety of “off site” repair and maintenance services, as described below.
•TA Truck Service® Emergency Roadside Assistance is a roadside truck service program that operates 24 hours per day, seven days per week. As of December 31, 2022, this program included a fleet of approximately 630 heavy duty professionally maintained emergency vehicles equipped with GPS technology at our travel centers and other sites and third party roadside service providers in 49 U.S. states and 10 Canadian provinces with a total of approximately 15,000 locations. We centrally dispatch our service trucks and third party service providers from our call center to assist customers with comprehensive repair services when they are unable to bring their trucks to our travel centers due to a break down.
•TA Truck Service® Mobile Maintenance offers truck and trailer mobile maintenance and repair services performed by certified technicians at customer facilities, with a fleet of approximately 356 trucks in service as of December 31, 2022. TA Truck Service Mobile Maintenance is designed to be a “bay on wheels” fully stocked with standard and specialty parts and state of the art technology that offers various services such as pre-trip truck inspections, U.S. Department of Transportation required inspections, tire repair and replacement, electric systems checks, brake inspections, used truck inspections and complete lubrication services.
•TA Commercial Tire Network™ is a commercial tire program we began in late 2016 through which we sell a variety of branded tires at our truck repair and maintenance facilities, on customers’ lots, distribution centers, through direct sales and under tire manufacturers’ national fleet account programs. The TA Commercial Tire Network™ includes a tire retread facility that is part of the Goodyear Authorized Retread Network, providing a full line of Goodyear commercial tire retread products to fleets, local industries and tire dealers within a 150 mile radius of its location in Bowling Green, Ohio. Many of our truck service facilities have access to the retread tires produced at this plant. We believe the TA Commercial Tire Network™ is the most comprehensive commercial tire purchasing, monitoring and maintenance program in the United States.

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
We believe that although the travel center and truck stop industry is highly fragmented, with approximately 6,500 travel centers and truck stops in the United States, the largest trucking fleets tend to purchase the majority of their fuel from us and our two largest competitors. Based on the number of locations, Pilot Travel Centers LLC (which includes the Flying J brand), or Pilot, Love’s Travel Stops and Country Stores, or Love’s, and TA are the three largest companies focused principally on the travel center industry. We believe that in recent years, both of our principal competitors, Pilot and Love’s, added more travel centers to their networks than we added to our network, and in some cases, competition from new sites added by Pilot and Love’s may have impacted our results. Nevertheless, we believe we are able to compete successfully in part because many of our travel centers were originally developed years ago when prime real estate locations along the U.S. interstate highway system were more readily available than they are today, which we believe would make it difficult to fully replicate our travel center business, and also in part because of our full service offerings and larger locations that are not often replicated by our principal competitors. We compete with other travel center and truck stop chains based primarily on diesel fuel prices and the quality, variety and pricing of our nonfuel products, services and amenities.
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
SVC Leases. Pursuant to the SVC Leases, we lease 144 properties under the TA Leases and 35 properties under the Petro Lease. One of our subsidiaries is the tenant under the leases, and we guarantee the tenant’s obligations under the leases.
Term. The TA Leases expire on December 31, 2029, 2031, 2032 and 2033, respectively. The Petro Lease expires on June 30, 2035. We may extend each of these leases for up to two additional periods of 15 years.
Annual Minimum Rent. As of December 31, 2022, our aggregate annual minimum rent payable to SVC under the SVC Leases was $243.9 million. We may request that SVC purchase approved renovations, improvements and equipment additions we make at the leased properties, in return for an increase in our annual minimum rent equal to the amount paid by SVC multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. SVC is not required to purchase any improvements and we are not required to sell any improvements to SVC. During the years ended December 31, 2022 and 2021, we did not sell to SVC any improvements we made to properties leased from SVC.
Percentage Rent. Under the SVC Leases, we incur percentage rent payable to SVC. The percentage rent is 3.5% of the excess of nonfuel revenues for any particular year over the percentage rent base year amount.
Deferred Rent. Under the SVC Leases, we owed deferred rent to SVC in an aggregate amount of $70.5 million, which became payable in 16 equal quarterly installments beginning April 1, 2019. The total amount of deferred rent outstanding as of December 31, 2022, was $4.4 million. This amount was fully paid in January 2023.
In connection with entering into the Merger Agreement, we agreed with BP and SVC to amend and restate our subsidiary’s leases with certain of SVC's subsidiaries and corresponding guaranty agreements, in each case effective at the Effective Time, conditioned on the occurrence of the closing of the Merger.
For more information about other terms of the SVC Leases, please refer to Part I, Item 1 “Business – Our Leases with SVC” in our Annual Report on Form 10-K for the year ended December 31, 2019, and Note 8 to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report.
Relationships with Franchisees
We have franchise agreements with owners of travel centers. We collect franchise, royalty, advertising and other fees under these agreements. The table below summarizes by state information as of December 31, 2022, regarding branding and ownership of the travel centers our franchisees operate and excludes travel centers we operate. Information about the locations we operate is included in Part I, Item 2 of this Annual Report.

	Brand Affiliation:				Ownership of Sites By:
	TA	TA Express	Petro	Total	TA	Franchisee or Others
Alabama	—	—	1	1	—	1
Arizona	—	1	—	1	—	1
California	1	—	—	1	—	1
Florida	1	—	—	1	—	1
Georgia	—	1	—	1	—	1
Illinois	—	1	1	2	—	2
Iowa	1	—	—	1	—	1
Kansas	1	1	1	3	—	3
Minnesota	—	—	2	2	—	2
Missouri	2	—	1	3	—	3
North Carolina	—	—	1	1	—	1
North Dakota	—	1	1	2	—	2
Ohio	1	—	1	2	—	2
Oregon	2	1	—	3	—	3
Pennsylvania	1	1	—	2	—	2
South Dakota	—	3	—	3	—	3
Tennessee	1	—	—	1	—	1
Texas	—	7	—	7	—	7
Utah	—	1	—	1	—	1
Virginia	—	—	1	1	—	1
Wisconsin	1	1	1	3	—	3
Total	12	19	11	42	—	42
Since the beginning of 2020, we entered into franchise agreements covering 68 travel centers to be operated under our travel center brand names, with 30 new franchise agreements entered in 2022, reaching our annual target. Five began operations during 2020, two began operations during 2021, and three began operations during 2022, and we expect the remaining 58 to open by the second quarter of 2025. The table below summarizes by state information regarding branding for the remaining franchised travel centers we anticipate beginning operations.

	Brand Affiliation:
	TA	TA Express	Petro	Total
Alabama	1	—	—	1
Arkansas	2	1	—	3
Arizona	1	2	—	3
California	3	9	1	13
Colorado	1	2	—	3
Florida	1	—	—	1
Georgia	—	2	—	2
Idaho	1	—	—	1
Indiana	1	1	—	2
Kansas	1	—	—	1
Mississippi	1	2	—	3
Missouri	1	1	—	2
Nebraska	2	—	—	2
New Mexico	1	—	—	1
Nevada	1	—	—	1
North Carolina	1	1	—	2
Oklahoma	1	3	—	4
Tennessee	—	2	1	3
Texas	1	6	—	7
Washington	1	2	—	3
Total	22	34	2	58

TA, TA Express and Petro Franchise Agreements
The following is a summary of the material provisions typically included in our TA, TA Express and Petro travel centers franchise agreements.
Initial Franchise Fee. Franchisees pay an initial franchise fee for a new TA, TA Express or Petro franchise, with reduced fees for multiple sites.
Term of Agreement. The initial term of a franchise agreement is generally 10 years. Our TA, TA Express and Petro franchise agreements generally provide for two five-year renewals on the terms then being offered to prospective franchisees at the time of the franchise renewal.
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
Royalty Payments on Nonfuel Revenues. Franchisees are required to pay us a royalty fee based on a percentage of nonfuel revenues, including on revenues from branded QSRs, in some cases up to a threshold amount, with a lower percentage fee payable on amounts in excess of the threshold amount.
Advertising, Promotion and Image Enhancement. Our franchisees are required to make additional payments to us as contributions to the applicable brand wide advertising, marketing and promotional expenses we incur.
Termination/Nonrenewal. Generally, we may terminate or refuse to renew a franchise agreement for default by the franchisee. Generally, we may also refuse to renew if we determine that renewal would not be in our economic interest or if the franchisee will not agree to the terms in our then current form of applicable franchise agreement.
Rights of First Refusal. During the term of each franchise agreement, we generally have a right of first refusal to purchase the franchised travel center at the price the franchisee is willing to accept from a third party. In addition, some of our franchise agreements give us a right to purchase the franchised travel center for fair market value, as determined by the parties or an independent appraiser, upon expiration or earlier termination of the franchise agreement.
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
For further information about these and other environmental and climate change matters, see the disclosure under the heading “Environmental Contingencies” in Note 14 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report. In addition, for more information about these environmental and weather events and climate change matters and about the risks which may arise as a result, see elsewhere in this Annual Report, including “Warning Concerning Forward-Looking Statements,” Item 1A “Risk Factors,” and Part II, Item 7 “Management’s Discussion and Analysis – Environmental and Climate Change Matters.”
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

Gaming Regulation
Because we have gaming operations at some of our travel centers, we and our concerned subsidiaries are currently subject to gaming regulations in Georgia, Illinois, Louisiana, Montana, Nevada, Pennsylvania and West Virginia. Requirements under gaming regulations vary by jurisdiction but include, among other things:
•findings of suitability by the relevant gaming authorities with respect to, or licensure of, certain of our and our licensed subsidiaries’ directors, officers and key employees and certain individuals having a material relationship with us or our licensed subsidiaries;
•findings of suitability by the relevant gaming authorities with respect to certain of our security holders and restrictions on ownership of certain of our securities;
•prior approval in certain circumstances by the relevant gaming authorities of offerings of our securities;
•prior approval by the relevant gaming authorities of changes in control of us; and
•specified reporting requirements.
Holders of beneficial interests of our voting securities are subject to licensing or suitability investigations by the relevant gaming authorities under various circumstances including, generally, service on our Board of Directors, the attainment of certain levels of ownership of a class of our voting securities, or involvement in the gaming operations of or influence over us or our licensed subsidiaries. Persons or entities seeking to acquire control of us or our operation of the license are subject to prior investigation by and approval from the relevant gaming authorities. Any beneficial owner of our voting securities, regardless of the number of shares owned, may be required by a relevant gaming authority to file an application and have their suitability reviewed in certain circumstances, including if the gaming authority has reason to believe that such ownership of our voting securities would otherwise be inconsistent with its state’s gaming laws. In some jurisdictions, the applicant must pay all costs of investigations incurred in connection with such investigations. Additionally, in the event of a finding by a relevant gaming authority that a person or entity is unsuitable to be an owner of our securities, such person would be prohibited from, among other things, receiving any dividend or interest upon such securities, exercising any voting right conferred through such securities or continuing to hold our securities beyond such period of time as may be prescribed by such gaming authority, managing the licensed business and, in some cases, the stockholders may be required to divest themselves of our voting securities.
Certain of our and our subsidiaries’ directors and officers must also file applications, be investigated and be licensed or found suitable by the relevant gaming authorities in order to hold such positions. In the event of a finding by a relevant gaming authority that a director, officer, key employee or individual with whom we or our licensed subsidiary have a material relationship is unsuitable, we or our licensed subsidiary, as applicable, may be required to sever our relationships with such individual or such individual may be prohibited from serving as our director or officer.
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
We have a Gaming Compliance Plan, or the Compliance Plan, as required by the Nevada Gaming Commission in connection with our gaming operations at certain of our travel center locations. In connection with the Compliance Plan, we have a Gaming Compliance Committee, or the Compliance Committee, on which a member of our Audit Committee of the Board of Directors serves as the Board of Directors’ liaison to the Compliance Committee pursuant to the terms of the Compliance Plan. The Compliance Committee assists us in monitoring activities relating to our continuing qualifications under applicable gaming laws.
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

Human Capital Resources
Our core mission is to “Return every traveler to the road better than they came.” Our five values, Welcoming, Empathetic, Integrity, Openness and Team Player, define the behaviors we expect from our employees. We have a longstanding history of supporting the professional truck drivers who keep the U.S. economy moving and those who have served our country, including both retired and active-duty military. We are committed to supporting the local communities we serve.
As of December 31, 2022, we employed approximately 18,500 employees with 5.1% employed at our corporate headquarters and 94.9% across 243 locations throughout the United States. Approximately 81.1% of our field employees were classified as full-time employees and the average tenure of our employees was three years. We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, national or ethnic origin, age, marital status, ancestry, sex, gender, pregnancy, gender identity or expression, sexual orientation, mental or physical disability, handicap, military service or veteran status, genetic information or membership in any other category protected by applicable federal, state or local law. Diversity and inclusion are an important part of our hiring, retention and development programs. As of December 31, 2022, 45.1% and 37.9% of our employees were female and non-white, respectively, and 43.0% and 29.0% of our Board of Directors were female and non-white, respectively.
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
•Manager in Training Program. This training program assists non-management and new management employees in learning the skills and experience to help enable them to advance their career and benefit our business and operations. During the year ended December 31, 2022, 306 field employees were promoted from non-manager to management level positions.
•Healthy Journeys Wellness Plan. We value the health and well-being of all our employees. For this reason, we offer the Healthy Journeys Wellness Program to help eligible employees and their spouses manage their health while controlling their family’s healthcare costs. The program includes many resources to support wellness, including online health courses and a smoking cessation program.
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
Intellectual Property
We own the “Petro Stopping Center®” name and related trademarks and various trade names used in our business including “TA Truck Service® Emergency Roadside Assistance”, “TA Truck Service® Mobile Maintenance”, “UltraOne®”, “Iron Skillet®”, “Reserve-It!®”, “eShop®” and others. We have the right to use the “TA®”, “TA Express®”, “TravelCenters of America®”, “TA Commercial Tire Network™”, “Country Pride®” and certain other trademarks, which are owned by SVC, during the term of each TA Lease. We also license certain trademarks used in the operation of certain of our restaurants. We believe that these trademarks are important to our business, but that they could be replaced with alternative trademarks without significant disruption in our business except for the cost of such changes, which may be significant. We sold the “Quaker Steak & Lube®” name and trademark as part of the sale of our QSL business on April 21, 2021.
Internet Websites
Our internet website address is www.ta-petro.com. Copies of our governance guidelines, our code of business conduct and ethics, our insider trading policy and the charters of our audit, compensation and nominating and governance committees are posted on our website at www.ta-petro.com and also may be obtained free of charge by writing to our Secretary, TravelCenters of America Inc., Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that stockholders can use to report concerns or complaints about accounting, internal controls or auditing matters or violations or possible violations of our code of business conduct and ethics. We make available, free of charge, through the “Investors” section of our website at www.ta-petro.com, our Annual Reports on

Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Any material we file with, or furnish to, the SEC is also maintained on the SEC website (www.sec.gov). Security holders may send communications to our Board of Directors or individual Directors by writing to the party for whom the communication is intended at c/o Secretary, TravelCenters of America Inc., Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@ta-petro.com. Our website addresses are included several times in this Annual Report as textual references only. The information on or accessible through our websites is not incorporated by reference into this Annual Report or other documents we file with, or furnish to, the SEC. We intend to use our websites as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website at www.ta-petro.com in the “Investors” section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

Item 1A. Risk Factors
Summary of Risk Factors

Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•Failure to consummate the Merger could negatively impact the price of our capital stock and our future business and financial results;
•The timing of the completion of the Merger is not certain, and is subject to certain conditions, some of which we and BP cannot control, which could result in the Merger not being consummated or being consummated later than we believe it will occur, either of which could negatively impact our share price and our future business and operating results;
•The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the Merger and, in specified circumstances, could require us to pay BP a termination fee;
•While the Merger is pending, we are subject to customary contractual restrictions regarding any non-ordinary course operation of our business or the business of our subsidiaries prior to the Effective Time which could adversely affect our business;

•We could be adversely impacted by the effects of inflation, rising and sustained high interest rates, capital market volatility, geopolitical instability and other economic conditions;
•Our net operating margin is low;
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
•Supply chain challenges and U.S. trade policies may negatively affect our business;
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
Our business faces many risks. If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations could suffer and the market prices of our equity or debt securities could decline. Investors and prospective investors should carefully consider the following risks, the risks referred to elsewhere in this Annual Report and the information contained under the heading "Warning Concerning Forward-Looking Statements” before deciding whether to invest in our securities.
Risks Related to the Proposed Merger
Failure to consummate the Merger could negatively impact the price of our common stock and our future business and financial results.
The consummation of the Merger may be later than we believe it will occur, may be consummated on terms different than those contemplated by the Merger Agreement, or may not be consummated at all. Failure to consummate the Merger would prevent our stockholders from realizing the anticipated benefits of the Merger. In addition, the consideration offered by BP reflects a valuation of the Company significantly in excess of the price at which our common stock was trading prior to the public announcement of our entry into the Merger Agreement. The current market price of our common stock may reflect a market assumption that the Merger will occur, and a failure to consummate the Merger could result in a significant decline in the market price of our common stock and a negative perception of us generally.

The timing of the completion of the Merger is not certain, and is subject to certain conditions, some of which we cannot control, which could result in the Merger not being consummated or being consummated later than we believe it will occur, which could negatively impact the share price and future business and operating results of the Company.
Completion of the Merger is subject to several conditions, not all of which are controllable by us and include, among other things, (i) receipt by us of the Company Stockholder Approval, (ii) that there is no temporary restraining order, preliminary or permanent injunction or other judgment issued by any court of competent jurisdiction in effect enjoining or otherwise prohibiting the consummation of the Merger, (iii) the expiration or termination of any applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and all other approvals under antitrust laws, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (subject to specified materiality qualifiers), (v) compliance with the covenants and obligations under the Merger Agreement in all material respects, (vi) the absence of a material adverse effect with respect to the Company and (vii) the execution, release and delivery of the Consent and Amendment Agreement and all agreements entered into pursuant thereto. Accordingly, if any of the conditions to completing the Merger are not satisfied or waived in a timely manner, the Merger could be consummated later than we believe it will occur or, if the conditions are not satisfied or waived at all, the Merger may not occur, which could adversely affect the price of our common stock and the results of our operations.

The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the Merger and, in specified circumstances, could require us to pay BP a termination fee.
The Merger Agreement includes a covenant requiring us not to solicit any acquisition proposal, and subject to certain exceptions, not to enter into or participate or engage in any discussions or negotiations with, related to an acquisition proposal or enter into any letter of intent, acquisition agreement or other similar agreement relating to an acquisition proposal. Further, our board of directors will not withhold, withdraw, amend or modify, or publicly propose to do any of the foregoing, its recommendation in a manner adverse to BP, adopt, approve or recommend to our stockholders an acquisition proposal, fail to reaffirm its recommendation within ten business days following BP’s written request, fail to recommend against acceptance of a tender or exchange offer for shares of our common stock within ten business days after the commencement thereof, nor fail to include its recommendation in the Proxy Statement. Notwithstanding these restrictions, at any time prior to obtaining the Company Stockholder Approval, if we have received a written, bona fide, unsolicited acquisition proposal from any third party (or a group of third parties) that our board of directors determines in good faith, after consultation with its financial advisor and outside legal counsel, constitutes or could reasonably be expected to lead to a superior proposal, and the failure to take the following actions would reasonably be expected to be inconsistent with its duties under applicable law, then we, directly or indirectly through certain specified representatives, may, subject to certain conditions, engage in discussions with such third party and furnish to such third party non-public information relating to us or any of our Subsidiaries pursuant to an acceptable confidentiality agreement. Further, at any time prior to obtaining the Company Stockholder Approval, in respect to a superior proposal we received after the date of the Merger Agreement on an unsolicited basis, if our board of directors determines in good faith, after consultation with its financial advisors and outside legal counsel, that the failure to take such action would be reasonably expected to be inconsistent with its duties under applicable law, our board of directors may, subject to compliance with certain conditions, (i) make an Adverse Recommendation Change (as defined in the Merger Agreement) or (ii) cause us to terminate the Merger Agreement in compliance with the terms of the Merger Agreement in order to enter into a binding written definitive agreement providing for such superior proposal. The Merger Agreement contains certain termination rights for each of us and BP. Upon termination of the Merger Agreement in accordance with its terms, under certain specified circumstances, we will be required to pay BP a termination fee in an amount equal to $51.9 million, including if the Merger Agreement is terminated due to the Company accepting an unsolicited superior proposal or due to the Board changing its recommendation to the Company’s stockholders to vote to approve the Merger Agreement.

While the Merger is pending, we are subject to customary contractual restrictions which could adversely affect our business.
We have agreed to customary covenants regarding the operation of our business and the business of our subsidiaries prior to the Effective Time. The Merger Agreement restricts us from entering into certain corporate transactions, entering into certain material contracts, making certain changes to our capital budget, incurring certain indebtedness and taking other specified actions without the consent of BP, and generally requires us to continue our operations in the ordinary course of business during the pendency of the Merger. These restrictions may prevent us from pursuing attractive business opportunities or adjusting our capital plan prior to the completion of the Merger.

We have and continue to incur substantial transaction-related costs in connection with the Merger. If the Merger does not occur, we will not benefit from these costs.
We may incur a number of non-recurring costs associated with the completion of the Merger, which could be substantial. Nonrecurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors. If the Merger does not occur in a timely manner or at all, we will not benefit from these costs.
Risks Related to Our Business

We could be adversely impacted by the effects of inflation, rising and sustained high interest rates, supply chain conditions, capital market volatility and an economic recession or downturn.
The global economy is experiencing historically high rates of inflation and market and economic volatility, resulting from a number of factors, including rising interest rates, the war between Russia and Ukraine and supply chain constraints. These conditions have increased our costs for fuel, labor, materials, food, utilities and other goods and services. We may not be able to successfully pass these cost increases to our customers and those cost increases we do pass through may result in declines in transactions at our travel centers and other declines in demand for our service offerings or a reduction in their growth. In addition, the current market conditions have caused volatility in the capital markets, which may increase our cost of capital or prevent us from raising capital if we desire or need to do so and may have adverse impacts on our customers’ businesses and ability and willingness to pay for our services. Further, there are market concerns that the United States economy may be in or soon enter a recession. Economic recessions typically result in a reduction in transporting of goods and trucking activity, which could negatively impact our business, financial condition and results of operations in the future if they continue or worsen.
Our net operating margin is low.

Our net operating margin is low. Fuel sales comprise the majority of our revenues and generate low gross margin percentages. A small percentage decline in our future revenues or increase in our future costs, especially revenues and costs related to fuel, may cause our profits to decline or us to incur losses. Fuel pricing is volatile and we may not succeed in increasing or maintaining our fuel cents per gallon margin. In addition, inflation and other conditions may increase our nonfuel costs and we may not be able to pass those cost increases to customers timely or at all. Further, shifts in customer demand for our products and services and related shifts in sales mix could cause our operating margins to narrow and us to incur losses.
Increasing motor vehicle engine fuel efficiency, fuel conservation practices and adoption of alternative fuels or energy sources may adversely impact our business.
An important part of our business is the sale of motor fuel. Truck and other vehicle manufacturers and our customers continue to focus on ways to improve motor vehicle fuel efficiency and conserve fuel, including aerodynamic drag reduction, vehicle monitoring and fuel additives. In addition, advances in alternative fuel technologies and energy sources, such as electric motor technologies that propel a vehicle without an engine, results in lack of demand for diesel fuel. Other technologies becoming commercially available include hybrid electric-diesel/gasoline engines and hydrogen powered vehicles, which may lead to greater adoption by the trucking industry and other motorists. Government regulation may further encourage or require the improved fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels or energy sources. If our customers purchase less motor fuel because their trucks or other vehicles operate more fuel efficiently or use alternative fuels or energy sources, our financial results may decline and we may incur losses unless we are able to offset the declines by providing alternative fuels and other products or services, gaining market share, increasing our gross margins per gallon of fuel sold or reducing our operating costs. It is unclear whether we will be able to operate our travel centers profitably if the amount of motor fuels used by the U.S. trucking industry or other motorists declines materially.
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
Fuel prices have historically been volatile. Fuel prices are subject to the worldwide petroleum products supply chain, which historically has experienced price and supply volatility as a result of, among other things, severe weather, terrorism, political crises, military actions and variations in demand and perceived and/or real impacts on supply that are often the result of changes in the macroeconomic environment. Further, market responses to those factors have at times also exacerbated fuel price volatility. Increasing fuel prices and fuel price volatility have several adverse impacts upon our business. First, high fuel prices result in higher truck shipping costs. This causes shippers to consider alternative means for transporting freight, which reduces trucking business and, in turn, reduces our business. Second, high fuel prices cause our trucking customers to seek cost savings throughout their businesses. This has resulted in many of our customers implementing measures to conserve fuel, including purchasing trucks that have more fuel efficient engines, employing alternative fuel or other technologies, lowering maximum driving speeds and employing other practices to conserve fuel, such as truck platooning and reduced truck engine idling, which measures reduce total fuel consumption and in turn reduce our fuel sales volume. Third, higher fuel prices may result in less disposable income for our customers to purchase our nonfuel products and services. Fourth, higher fuel commodity prices increase the working capital needed to maintain our fuel inventory and receivables, which increases our costs of doing business. Further, increases in fuel commodity prices may place us at a cost disadvantage to our competitors that may have larger fuel inventory or are able to realize greater fuel volume purchasing discounts or execute forward contracts during periods of lower fuel prices. If fuel commodity prices increase, our business and financial results may be negatively impacted.
An interruption in our fuel supplies would materially adversely affect our business.
We generally maintain limited fuel inventory. Accordingly, an interruption in our fuel supplies would adversely affect our business. Interruptions in fuel supplies may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, by weather related events, such as hurricanes in the areas where petroleum or natural gas is extracted or refined, by national or international conditions, such as government rationing, strategic decisions by major oil producing nations and cartels, acts of terrorism or wars, such as the war between Russia and Ukraine and the subsequent trade restrictions on Russian oil, or by cybersecurity attacks, such as the ransomware attack on the Colonial Pipeline in 2021. Further, there have been reports of reduced investment in oil exploration and production as a result of concerns about decreased demand for oil in response to market and governmental factors, including increased demand for alternative energy sources in response to global climate change. Our fuel suppliers may fail to provide us with fuel due to these or other reasons. Any limitation in available fuel supplies or on the fuel we can offer for sale may cause our profits to decline or us to experience losses.
Limited competition among third party fuel card companies could adversely affect our business.
Limited competition in the fuel card industry and the increasing dependence of trucking companies on their fuel card providers could adversely affect our business. Most of our trucking customers use fuel cards issued by third party fuel card companies to purchase fuel from us. The fuel card industry has only two significant participants, Comdata and WEX, and we cannot easily substitute an alternative fuel card for trucking companies to use to acquire fuel at our locations. We believe almost all trucking companies use only a single fuel card provider with which they have a direct negotiated contractual relationship and trucking companies have become increasingly dependent upon the data, reports and other services provided by their respective fuel card provider to manage their fleets and simplify their data processing. Any effort to convince trucking companies to use an alternative card including TA's new private label card (which is underwritten and managed by WEX) at our locations requires significant time, expense and coordination with the provider of that alternative card, and may not be successful. Our agreements with Comdata and WEX may be terminated in certain circumstances and we may not be able to renew our agreements or enter into new agreements with them. Further, any renewal or new agreement we may enter with either of them may be on terms that are materially less favorable to us than our current agreements with them. If we are required to pay increased fees to Comdata or WEX under any renewed or new agreement we may enter with them, we may not be able to recover the increased expense through higher prices to customers, and our business, financial condition and results of operations may be materially adversely affected.
Our financial results are affected by U.S. trucking industry economic conditions.
The trucking industry is the primary customer for our products and services. Demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy, and can decline for a number of reasons, including inflation, increasing or sustained high interest rates, economic recession, downturns in business cycles of our customers and other economic factors beyond our control. When the U.S. economy declines, demand for goods moved by trucks usually declines, and in turn demand for our products and services typically declines, which could significantly harm our results of operations and financial condition.
The industries in which we operate are highly competitive.
We believe that large trucking fleets and long haul trucking fleets tend to purchase the majority of their fuel from us or our largest competitors at travel centers and truck stops that are located at or near interstate highway exits. Based on the number of locations, Pilot and Love’s are our largest competitors. They may have greater financial and other resources than we do, which may facilitate their ability to compete more effectively. Additionally, certain of our competitors have a more vertically integrated fuel purchasing and distribution system than we do, which could also facilitate their ability to compete more effectively. Increased competition between the major competitors in the travel center and truck stop business could result in a reduction of our gross margins or an increase in our expenses or capital improvement costs, which could negatively affect our profitability and our liquidity. We believe that, in recent years, both Pilot and Love’s, added more travel centers to their networks than we added to our network, and in some cases, competition from their new sites may have negatively impacted our unit results.
Further, the truck repair and maintenance service industry is highly competitive. Such services can be obtained by trucking companies and truck drivers from a variety of sources, including national and regional truck repair and maintenance facilities and roadside assistance fleets, full service travel centers, truck stop chains, fleet maintenance terminals, independent garages, truck and commercial tire dealerships, truck quick lube facilities and other parts and service centers. In addition, some trucking companies operate their own terminals to provide repair and maintenance services to their own trucking fleets and drivers. Pilot and Love’s have increased their respective numbers of truck repair and maintenance facilities and their roadside assistance fleets over the past several years and, should this trend continue, our competitive position could be weakened. Some of our competitors in the truck repair and maintenance service business may have more resources or lower costs than we do and may have vertically integrated businesses, which may provide them competitive advantages. We also compete for qualified personnel. For instance, the entire truck repair and maintenance service industry faces challenges related to recruiting and training technicians, which amplifies these competitive pressures and has impacted our ability to grow.
We also face competition from restaurants in the quick service and casual dining segments of the restaurant industry. These segments are highly competitive and fragmented. Our competition includes a variety of locally owned restaurants and national and regional chains offering dine-in, carry-out, delivery and catering services. Many of our competitors have existed longer than we have and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we do. Among our competitors are a number of multi-unit, multi-market, fast casual restaurant concepts, some of which are expanding nationally. These competitors may have, among other things, more attractive national brands, lower operating costs, better locations, facilities or management, more effective marketing and more efficient operations. Our inability to compete effectively could reduce customer traffic and sales at our locations and may prevent us from sustaining or increasing our revenue or improving our profitability.
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
Governmental actions, including legislation, regulations, treaties and commitments, such as those seeking to reduce greenhouse gas emissions, and market actions in response to concerns about climate change may decrease the demand for our major product, diesel fuel, and may require us to make significant capital or other expenditures related to alternative energy distribution or other changing fuel conservation practices. Federal and state governments require manufacturers to limit emissions from trucks and other motor vehicles, such as the U.S. Environmental Protection Agency’s, or the EPA’s, gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel. Further, legislative and regulatory initiatives requiring increased truck fuel efficiency have accelerated in the United States and these mandates have and may continue to result in decreased demand for diesel fuel. For example, in April 2022, the National Highway Traffic Safety Administration announced more stringent fuel efficiency standards for passenger cars and light duty trucks and has indicated its intent to develop new fuel efficiency standards for medium and heavy duty trucks. In addition, the California Air Resources Board and other similar state government agencies routinely consider rulemaking activity the purpose of which is to improve fuel efficiency and limit pollution from vehicles. Moreover, market concerns regarding climate change may result in decreased demand for fossil fuels and increased adoption of higher efficiency fuel technologies and alternative energy sources. Regulations that limit, or market demands to reduce, carbon emissions may cause our costs at our locations to significantly increase, make some of our locations obsolete or competitively disadvantaged, or require us to make material investments in our properties. For example, we have installed electric charging capacity at one of our travel centers and expect to install them at additional travel centers and we are also preparing to offer hydrogen dispensing as another alternative fuel offering at certain of our travel centers.
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
We have a substantial amount of combined indebtedness and rent obligations, which could adversely affect our financial condition.

Our indebtedness and rent obligations are substantial. The terms of our SVC Leases require us to pay all of our operating costs and generally fixed amounts of rent. During periods of business decline, our revenues and gross margins may decrease but our minimum rents due to SVC and the interest payable on our fixed rate debt will not nor may certain of our other fixed costs be easily or practically reduced. A decline in our revenues or an increase in our expenses may make it difficult or impossible for us to make payments of interest and principal on our debt or meet our rent obligations and could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease obligations or other purposes. Our substantial indebtedness and rent obligations may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to competitors that have lower relative debt levels. If we default under our SVC Leases, we may be unable to continue our business. Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.
We rely upon trade creditors for a significant amount of our working capital and the availability of alternative sources of financing may be limited.
Our fuel purchases are our largest operating cost. Historically, we have paid for our fuel purchases after delivery. In the past, as our fuel costs increased with the increase in commodity market prices, some of our fuel suppliers were unwilling to adjust the amounts of our available trade credit to accommodate the increased costs of the fuel volume that we purchased. Also, our historical financial results and general U.S. economic conditions may cause some fuel suppliers to request letters of credit or other forms of security for our purchases. We cannot predict how high or low fuel prices may be in the future, or to what extent our trade creditors will be willing to adjust the amounts of our available trade credit to accommodate increased fuel costs. Fuel commodity prices significantly impact our working capital requirements, and the unavailability of sufficient amounts of trade credit or alternative sources of financing to meet our working capital requirements could materially adversely affect our business.
Our business may be adversely impacted by a material increase in interest rates, including changes resulting from the future phase out of LIBOR, and adverse changes in fiscal policy or credit market conditions.
In an effort to combat rising inflation, the U.S. Federal Reserve raised the federal funds rates multiple times since the beginning of 2022 and may continue to increase rates in 2023. Increases in the federal funds rate cause interest rates and borrowing costs to rise. Material increases in interest rates or market reactions to these increases, or anticipated increases, may have a material adverse effect on our business. In addition, LIBOR was recently phased out for new contracts and will be replaced for pre-existing contracts by June 30, 2023. The interest rate on our Credit Facility and our $200,000 Term Loan Facility, or Term Loan Facility is based on LIBOR. We currently expect that the determination of interest under certain of our credit agreements would be based on the alternative rates provided under those credit agreements or would be revised to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be certain that, when LIBOR is transitioned, the changes to the determination of interest under our credit agreements would approximate the current calculation in accordance with LIBOR. An alternative interest rate index that may replace LIBOR may result in our paying increased interest.
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
We are party to certain joint ventures with unrelated third parties and we may in the future acquire, develop or recapitalize properties in joint ventures or enter into other types of joint ventures, with other persons or entities. In addition, we may choose to exit any joint venture arrangement we are party to. Our participation in these joint ventures is subject to risks, including the following:
•we share approval rights over major decisions affecting the ownership or operation of the joint venture;

•we may be required to contribute additional capital if the joint ventures needs additional capital or if other parties to the joint ventures fail to fund their share of any required capital contributions;

•other parties to our joint ventures may have economic or other business interests or goals that are inconsistent with our business interests or goals;

•other parties to our joint ventures may be subject to different laws or regulations than us, or may be structured differently than us for tax purposes, which could create conflicts of interest;

•our ability to sell the interest on advantageous terms when we so desire may be limited or restricted under the terms of the applicable joint venture agreements; and

•disagreements with other parties to our joint ventures could result in litigation or arbitration that could be expensive and distracting to management and could delay important decisions.

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
In addition, the IT systems we use for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put payment card data at risk, and some of these IT systems are determined and controlled by the payment card suppliers, who may be prone to cyber attacks, data breaches and payment frauds, and not by us. Although we take various actions to protect and maintain the operational functioning and security of the IT systems we use and the data processed and maintained in them, it is possible that we could have a failure, disruption and loss of data and our operational and security measures will not prevent the improper functioning of or damage to the IT systems we use, or the improper access to such IT systems or disclosure of personally identifiable or confidential information, such as in the event of a cyberattack. Security breaches, including physical or electronic break ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Flexible working arrangements at our corporate offices, including remote working increased as a result of the COVID-19 pandemic and those arrangements are largely continuing. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, our ability to maintain the security, proper function and availability of our information technology and systems since remote working by our employees could strain our technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments.

Any compromise or breach of our or our provider’s IT systems could cause material interruptions in our operations, damage our reputation, require significant expenditures to determine the severity and scope of the breach and to remedy it, subject us to material liability claims, material claims of banks and payment card companies or regulatory penalties, reduce our customers’ willingness to conduct business with us and could have a material adverse effect on our business, financial condition and results of operations. Moreover, banks and payment card companies continue to adopt new technologies to mitigate the risk of cyberattacks, data breaches and fraud and, if we do not adopt these new technologies by the deadlines set by the banks and payment card companies, those companies may not pay us for fraudulent transactions occurring at our locations with those companies’ cards or may otherwise penalize us.
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

To maintain and manage our operations requires certain minimum staffing levels to operate our travel centers 24 hours per day, 365 days per year, and we attempt to manage our staffing to avoid excess, unused capacity. As a result, it may be difficult for us to affect future reductions in our staff without adversely affecting our business prospects. Further, inflationary pressures as well as passage of federal and state legislation, such as minimum wage increases and health insurance requirements, have increased our labor costs and we expect they may continue to do so and may further increase if, for example, legislation is enacted that further increases the minimum wage and health insurance requirements or other costs of our business. Certain aspects of our business require higher skilled personnel, such as truck service technicians. Hiring, training and maintaining higher skilled personnel can be costly, especially if turnover is high. Further, as we grow our business, particularly the aspects of our business that require higher skilled personnel, or significant market changes occur, such as those that arose during the COVID-19 pandemic and which have continued, we have experienced difficulty with staffing those positions with qualified personnel and we may continue to do so. These staffing challenges have resulted in increased costs to attract and attempt to retain staff, particularly highly skilled personnel, and we expect these staffing and cost pressures to continue for at least the near term. Also, certain opportunities for sales may be lost if staffing levels are reduced too much or if we are unable to maintain a sufficient number of highly skilled employees. If this growth is stalled, takes longer to achieve or is not realized, our operating results and cash flows will be adversely impacted. In addition, costs for health care and other benefits, due to regulation, market factors or otherwise, may further increase our labor costs.
Supply chain challenges and changes in U.S. trade policies could reduce the volume of imported goods into the United States and other movement of goods in the United States, which may materially reduce truck freight volume in the United States and our sales.
The global economy, including the U.S. economy, has experienced supply chain challenges that arose during the COVID-19 pandemic and have continued to various degrees, which has, at times, negatively impacted the flow of goods in the United States. The federal government has from time to time taken certain actions that impacted U.S. trade, including entering into trade agreements imposing tariffs on certain goods imported into the United States and imposing, or threatening to impose, punitive trade measures on other nations. For instance, in response to Russia’s invasion of Ukraine, global economic sanctions have been imposed on Russia by the U.S. and the European Union, among others. The war between Russia and Ukraine, and the escalating geopolitical tensions resulting from such conflict, have resulted and may continue to result in sanctions, tariffs, and import-export restriction which, when combined with any retaliatory actions that have been and may be taken by Russia, could cause further inflationary pressures and economic supply chain disruptions. Changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in “trade wars,” in increased costs for goods imported into the United States, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with the United States.
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
We maintain insurance coverage for our properties, including for casualty, liability, fire, extended coverage and business interruption loss insurance. We are responsible for obtaining and paying for insurance for the travel center properties that we lease from SVC in accordance with the terms of our SVC Leases. We also require our franchisees to maintain insurance. Insurance costs can be volatile and increases in these costs could have an adverse effect on us. Losses of a catastrophic nature, such as those caused by hurricanes, flooding and earthquakes, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a franchisee may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Similarly, our other insurance, including our general liability insurance, may not provide adequate insurance to cover our losses. Further, we cannot be certain that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis, and, in the future, we may discontinue certain insurance coverage on some or all of our properties that we own or are otherwise not obligated to maintain pursuant to agreements with third parties, if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the loss. If an uninsured loss or a loss in excess of insured limits occurs, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property. We might also remain obligated for any financial obligations related to the property, even if the property is irreparably damaged. In addition, future changes in the insurance industry’s risk assessment approach and pricing structure could further increase the cost of insuring our properties or decrease the scope of insurance coverage, either of which could have an adverse effect on our financial condition, results of operations or liquidity.
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
Severe weather events have in the past caused significant damage to certain sites we operate and severe weather in the future may have similar or worse adverse effects on our and our franchisees’ and the U.S. trucking industry. When severe weather events, such as hurricanes, floods and wildfires, occur near our travel centers, we or our franchisees may need to suspend operations of any impacted travel centers until the event has ended, repairs are made and the impacted travel centers are ready for operation. In addition, severe weather across a geographic region may cause a material decrease in the movement of trucks and other motor vehicles and, as a result, in our business. We or franchisees of our travel centers may in the future incur significant costs and losses as a result of severe weather, both in terms of operating, preparing and repairing our travel centers in anticipation of, during and after a severe weather event and in terms of lost business due to the interruption in operating our travel centers or decreased truck movements. Our insurance and our franchisees’ insurance may not adequately compensate us or them for these costs and losses. Concerns about climate change and increasing storm intensities may increase the cost of insurance for our travel centers or practically render it unavailable to obtain.
Third party expectations relating to ESG factors may impose additional costs and expose us to new risks.
There is an increasing focus from investors, customers, employees and other stakeholders and regulators concerning corporate sustainability. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or their policies relating to corporate responsibility are inadequate. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate sustainability practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our policies with respect to corporate sustainability are inadequate. We may face reputational damage in the event that our corporate sustainability procedures or standards do not meet the goals that we have set or the standards set by various constituencies. If we fail to satisfy the expectations of investors and our customers, employees and other stakeholders or any goals or other initiatives we announce are not executed as planned, our reputation and financial results could be adversely affected and our revenues, results of operations and ability to grow our business may be negatively impacted.
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
Net operating losses and other carryforwards are subject to limitations under the U.S. Internal Revenue Code of 1986, as amended, or the Code. For instance, carryforwards of net operating losses arising in taxable years beginning after December 31, 2017 will be limited to 80% of taxable income for tax years beginning after December 31, 2020. Moreover, net operating losses arising in taxable years prior to 2018 and various tax credits may only be carried forward for a limited number of years. These and other limitations could delay our ability to utilize our existing net operating loss and tax credit carryforwards, and could even cause some of these tax attributes to expire before they are used.
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
Our success depends on our ability to grow our business and adapt our business model to changing market conditions. We are executing new and expanded business strategies. We launched a new smaller travel center format branded as TA Express, and, as of December 31, 2022, we have converted and opened 29 travel centers under this brand name, and we plan to expand our travel center business, including the TA Express brand, through franchising, development and acquisition opportunities. We also continue to grow our truck service business, particularly within our TA Truck Service® Emergency Roadside Assistance, TA Truck Service® Mobile Maintenance and TA Commercial Tire Dealer Network™ programs. In addition, as of December 31, 2022, we had entered into franchise agreements covering 68 travel centers under our travel center brand names. In addition, in 2021 we formed a new division, eTA, to develop and market alternative energy and sustainable resources. Also, during 2021, we announced our desire to acquire existing travel centers to expand our network of travel centers and have subsequently acquired seven travel centers. These new and expanded business strategies will take time to execute and require additional investment and may be delayed or cost more than initially expected due to market or other conditions, including the current labor shortages, inflation, increasing or sustained high interest rates, supply chain challenges and public health safety concerns, such as the COVID-19 pandemic, which have had such effects; as a result, we were required to delay or modify certain of our initiatives during the COVID-19 pandemic and may need to delay or modify initiatives in the future in response to current or then market or other conditions. While we believe the pursuit of these business strategies will have a positive effect on our business in the long term, we cannot be certain that they will.
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
In the near-term, we believe we have sufficient cash and borrowing capacity to fund our planned capital investments. In the future however, we may be unable to obtain capital to fund our capital investments. If we are unable to raise capital at costs that are less than our returns on that capital, our businesses and profits may decline and our growth strategies may fail. Further, if we defer or forgo maintenance expenditures, our properties’ competitiveness would likely be harmed and we may need to make larger capital expenditures in the future. In addition, due to supply chain and labor availability concerns, we had been delayed in completing certain capital projects and these conditions could result in delays in the future, increased costs or a reduction in our capital projects.

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
Under our SVC Leases, without the consent of SVC, we generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which a travel center owned by SVC is located. Additionally, under our SVC Leases, we have granted SVC a right of first refusal on the properties that are the subject of such leases. Under the terms of our franchise agreements for TA and TA Express travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the TA brand in a specified territory for that TA branded franchise location. Under the terms of our franchise agreements for Petro travel centers, generally we have agreed not to operate, or allow another person to operate, a travel center or travel center business that uses the Petro brand in a specified territory for that Petro branded franchise location. As a result of these restrictions, we may be unable to develop, acquire or franchise a travel center in an area in which an additional travel center may be profitable, thereby losing an opportunity for future growth of our business.
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
•SVC is our second largest stockholder, owning 1.2 million, or approximately 7.8%, of our outstanding shares of common stock as of December 31, 2022;
•RMR provides us with business management services pursuant to a business management agreement and we pay RMR fees for those services based on a percentage of our fuel gross margin and nonfuel revenues. RMR also provides business and property management services to SVC;

•the Chair of our Board of Directors and one of our Managing Directors, Adam D. Portnoy, is the chair of the board of trustees and a managing trustee of SVC, owned approximately 1.1% of SVC’s outstanding common shares as of December 31, 2022, is a managing director and an officer of The RMR Group Inc., is an officer and employee of RMR and is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc. The RMR Group Inc. is the managing member of RMR and RMR is the majority-owned operating subsidiary of The RMR Group Inc.;

•as of December 31, 2022, RMR owned 0.6 million, or approximately 4.1%, of our outstanding shares of common stock;
•our other Managing Director and Chief Executive Officer, Jonathan M. Pertchik, is an Executive Vice President and employee of RMR;
•Peter J. Crage, our Executive Vice President, Chief Financial Officer and Treasurer, and Mark R. Young, our Executive Vice President and General Counsel, are also officers and employees of RMR;
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
In an agreement with SVC entered in 2007 in connection with our spin off from SVC and in our SVC Leases, we granted SVC a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center with another party. Under the 2007 agreement, we also granted SVC and other entities to which RMR provides management services a right of first refusal to acquire or finance any real estate of the types in which they invest before we do. Additionally, under the SVC Leases, without the consent of SVC, we generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property within 75 miles in either direction along the primary interstate on which a travel center owned by SVC is located. These rights of first refusal and noncompetition provisions could limit our ability to purchase or finance our properties or properties we may wish to invest in or acquire in the future. Also, under the 2007 agreement we agreed not to take any action that might reasonably be expected to have a material adverse impact on SVC’s ability to qualify as a real estate investment trust, or REIT. For more information regarding our leases and relationship with SVC, see Notes 8 and 13 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.
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
The large majority of the travel centers that we operate are owned by SVC and our business is substantially dependent on our relationship with SVC. In addition, we have significant commercial arrangements with RMR and we are dependent on those arrangements in operating our business.
Of the 281 travel centers in our network, 179, or 64%, are owned by SVC and, as a result, our business is substantially dependent on our relationship with SVC. We lease these travel centers pursuant to five long term leases with SVC. SVC may terminate our leases in certain circumstances, including if SVC does not receive annual minimum rent on the subject properties or for certain other events of default. The loss of our leases with SVC, or a material change to their terms, could have a material adverse effect on our business, financial condition or results of operations.
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
Our charter and bylaws contain provisions that prohibit any stockholder from owning more than 5% (in value or in number of shares, whichever is more restrictive) of any class or series of our outstanding shares of capital stock, including our common stock. The ownership limitation in our charter and bylaws helps facilitate our compliance with our contractual obligations with SVC to not take actions that may conflict with SVC’s status as a REIT under the Code and is intended to help us preserve the tax treatment of our tax credit carryforwards, net operating losses and other tax benefits. We also believe these provisions promote good orderly governance. However, these provisions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a stockholder may consider favorable.
Additionally, other provisions contained in our charter and bylaws may also inhibit acquisitions of a significant stake in us and deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a stockholder may consider favorable, including, for example, provisions relating to:
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
•the power of our Board of Directors, without stockholders’ approval, to authorize and issue additional shares of stock of any class or type on terms that it determines;

•limitations on the ability of our stockholders to propose nominees for election as Directors and propose other business to be considered at a meeting of stockholders;
•a requirement that an individual Director may be removed only for cause (as defined in our charter) and then only by the affirmative vote of stockholders entitled to cast 75% of the votes entitled to be cast in the election of directors;
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
•requirements that stockholders comply with regulatory requirements (including Georgia, Illinois, Louisiana, Montana, Nevada, Pennsylvania and West Virginia gaming) affecting us, which could effectively limit stock ownership of us including, in some cases, to 5% of our outstanding shares of common stock; and
•requirements that any person nominated to be a Director comply with any clearance and pre-clearance requirements of state gaming laws applicable to our business.
In addition, the SVC Leases and our business management agreement with RMR each provide that our rights and benefits under those agreements may be terminated in the event that anyone acquires more than 9.8% of our shares of capital stock or we experience some other change in control, as defined in those agreements, without the consent of SVC or RMR, respectively. Also, a change in control under our Credit Agreement or our Term Loan Facility would be deemed to occur if, among other reasons, RMR ceased to provide management services to us, and would constitute an event of default thereunder and under our Credit Facility and the lenders could accelerate the loans under our Credit Facility and our Term Loan Facility. For these reasons, among others, our stockholders may be unable to realize a change in control premium for securities they own of us or otherwise effect a change of our policies or a change of our control.

As changes occur in the marketplace for corporate governance policies, the above provisions may change or be removed, or new ones may be added.
The licenses, permits and related approvals for our operations may restrict ownership of us, or prevent or delay any change in control of us.
We have travel center locations in Georgia, Illinois, Louisiana, Montana, Nevada, Pennsylvania and West Virginia that include gaming operations. As a result, we and our subsidiaries involved in these operations are subject to gaming regulations in those states. Under state gaming regulations, which vary by jurisdiction:
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

Our charter also generally requires us, to the fullest extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, to pay or reimburse reasonable expenses in advance of final disposition of a proceeding to, our present and former Directors and officers, SVC, RMR, and the respective trustees, directors and officers of SVC and RMR for losses they may incur arising from claims or actions in which any of them may be involved in connection with any act or omission by such person or entity on behalf of or with respect to us, unless, with respect to SVC, RMR, and the respective trustees, directors and officers of SVC and RMR, there has been a final, nonappealable judgment entered by an arbiter determining that such person or entity acted in bad faith or engaged in fraud, willful misconduct or, in the case of a criminal matter, acted with knowledge that his, her or its conduct was unlawful. We have entered into individual indemnification agreements with our Directors and officers, which provide similar indemnification obligations with respect to such persons. As a result of these limitations and indemnification obligations, we and our stockholders may have more limited rights against our present and former Directors and officers, SVC, RMR, and the respective trustees, directors and officers of SVC and RMR than might exist with other companies, which could limit stockholder recourse in the event of actions that some stockholders may believe are not in our best interest.

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

Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our Directors, officers, managers, other agents or employees to us or our stockholders; (iii) any action asserting a claim against us or any of our Directors, officers, manager, other agents or employees arising pursuant to Maryland law, our charter or bylaws brought by or on behalf of a stockholder, either on such stockholder’s own behalf, on our behalf or on behalf of any series or class of shares of stock of ours or by our stockholders against us or any of our Directors, officers, manager, other agents or employees, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of the charter or bylaws or (iv) any action asserting a claim against us or any of our Directors, officers, manager, other agents or employees that is governed by the internal affairs doctrine of the State of Maryland. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our charter or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act of 1933, as amended, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our common shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our Directors, officers, manager, other agents or employees, which may discourage lawsuits against us and our Directors, officers, manger, other agents or employees.

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
•limited analyst coverage, changes in analysts’ expectations and unfavorable research reports; and

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

Recently, global and U.S. financial markets have experienced heightened volatility, including as a result of uncertainty regarding the long-term market impact of potential economic slowdown and recession concerns, the COVID-19 pandemic, the war between Russia and Ukraine, inflation, supply chain challenges, market interest rates and actual and potential shifts in U.S. and foreign trade, economic and other policies. This volatility and uncertainty could have a significant impact on the markets for our capital stock and our Senior Notes, the markets in which we operate and a material adverse impact on our business prospects and financial condition.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The table below summarizes information about the properties we operate by state, brand and ownership as of December 31, 2022, and excludes properties operated by franchisees. Information for the locations our franchisees operate is included under the heading “Relationships with Franchisees” in Part I, Item 1 of this Annual Report.

	Brand Affiliation:					Ownership of Sites by:
	TA	TA Express	Petro	Others(1)	Total	TA	SVC	Joint Venture	Others(2)
Alabama	4	—	3	—	7	3	4	—	—
Arizona	5	—	2	—	7	—	7	—	—
Arkansas	2	—	2	—	4	—	4	—	—
California	9	—	4	—	13	1	10	2	—
Colorado	3	3	1	—	7	4	3	—	—
Connecticut	2	1	—	—	3	—	3	—	—
Florida	5	1	1	—	7	—	7	—	—
Georgia	7	1	3	—	11	3	8	—	—
Idaho	1	—	—	—	1	—	1	—	—
Illinois	7	—	3	—	10	—	10	—	—
Indiana	7	—	6	—	13	5	8	—	—
Iowa	2	—	—	—	2	1	1	—	—
Kansas	1	—	1	—	2	1	1	—	—
Kentucky	2	—	1	—	3	—	3	—	—
Louisiana	4	—	3	—	7	1	6	—	—
Maryland	3	—	—	—	3	—	3	—	—
Michigan	6	—	—	—	6	2	4	—	—
Minnesota	1	—	—	—	1	1	—	—	—
Mississippi	1	—	1	—	2	—	1	—	1
Missouri	5	—	2	—	7	3	4	—	—
Montana	2	—	—	—	2	2	—	—	—
Nebraska	2	—	1	—	3	—	3	—	—
Nevada	3	—	3	—	6	1	5	—	—
New Hampshire	1	—	—	—	1	—	1	—	—
New Jersey	3	—	1	—	4	1	3	—	—
New Mexico	5	—	2	—	7	—	6	—	1
New York	5	—	1	—	6	1	5	—	—
North Carolina	3	—	1	—	4	1	3	—	—
North Dakota	—	1	—	—	1	1	—	—	—
Ohio	9	—	4	1	14	1	13	—	—
Oklahoma	3	—	1	—	4	1	3	—	—
Oregon	2	—	1	—	3	1	2	—	—
Pennsylvania	8	—	2	—	10	1	9	—	—
Rhode Island	1	—	—	—	1	1	—	—	—
South Carolina	4	1	2	—	7	3	4	—	—
Tennessee	7	—	2	—	9	3	6	—	—
Texas	15	1	7	—	23	8	15	—	—
Utah	1	1	—	—	2	—	2	—	—
Virginia	4	—	1	—	5	2	3	—	—
Washington	1	—	1	—	2	—	2	—	—
West Virginia	2	—	—	—	2	1	1	—	—
Wisconsin	2	—	1	—	3	2	1	—	—
Wyoming	3	—	1	—	4	—	4	—	—
Total	163	10	65	1	239	56	179	2	2
(1) Includes other locations, including a standalone restaurant and truck service facilities.
(2) Includes properties leased from, or managed for, parties other than SVC.

Item 3. Legal Proceedings
The disclosure under the heading “Legal Proceedings” in Note 14 to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our shares of common stock are traded on The Nasdaq Stock Market LLC under the symbol “TA”.
Holders. As of February 27, 2023, there were 566 stockholders of record of our shares of common stock. We are unable to estimate the total number of stockholders represented by these record holders, including beneficial owners whose shares of common stock held in street name by brokers or other nominees, but we expect the number is significantly higher.
Dividends. We have never paid or declared any cash dividends on our shares of common stock. At present, we intend to retain our future earnings, if any, to fund the operations and growth of our business. Furthermore, our Credit Facility and Term Loan Facility restrict under certain circumstances our payment of cash dividends on our shares of common stock, unless certain requirements under the Credit Facility and Term Loan Facility are met, including that excess availability under our Credit Facility, as defined, is not less than 20.0% after any such payment. Our future decisions concerning the payment of dividends on our shares of common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors as our Board of Directors, in its discretion, may consider relevant, and the extent to which the declaration or payment of dividends may be limited by agreements we have entered or cause us to lose the benefits of certain of our agreements.
Stock Issuable Under Equity Compensation Plans. The equity compensation plan information set forth in Part III, Item 12 of this Annual Report is incorporated by reference herein.
Recent Sales of Unregistered Securities. There were no sales of our unregistered securities by us during the fourth quarter of 2022.
Issuer Purchases of Equity Securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2022:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 2022	5	$56.38	—	$—
November 2022	3,086	51.64	—	—
December 2022	43,727	45.89	—	—
Total	46,818	$46.27	$—	$—
(1)During the quarter ended December 31, 2022, all common stock purchases were made to satisfy stock award recipients’ tax withholding and payment obligations in connection with the vesting of awards of shares of common stock, which were repurchased by us based on their fair market value on the repurchase dates.

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

Company Overview
TravelCenters of America Inc. is a Maryland corporation. As of December 31, 2022, we operated or franchised 281 travel centers, three standalone truck service facilities and one standalone restaurant. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. During the year ended December 31, 2022, for aggregate cash consideration of $109,544, we acquired certain assets of independent travel centers, previously franchised travel centers, and truck service facilities. We also acquired certain assets as a result of the assumed operation of two travel centers which are owned by us, but which we previously leased and franchised to former tenants/franchisees. On April 26, 2022, we ceased operations at our only travel center located in a foreign country, Canada, which we did not consider material to our operations. In March 2022, we entered into an agreement to sell our only travel center located in a foreign country, Canada, which we did not consider material to our operations, and on April 26, 2022, we ceased all operations at our Canadian travel center. In December 2022, due to circumstances that were considered unlikely at the time the agreement was executed, we exercised our right to terminate the agreement. As a result, we are actively seeking other buyers for the property. For more information about acquisition and disposition activities, see Note 3 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.
Merger Agreement
On February 15, 2023, we entered into the Merger Agreement pursuant to which we will be acquired by BP. As a result of the Merger, at the Effective Time, each share of our common stock outstanding immediately prior to the Effective Time (other than shares of our common stock (i) owned by BP or Merger Subsidiary immediately prior to the Effective Time, or (ii) held by any Subsidiary of the Company or BP (other than Merger Subsidiary) immediately prior to the Effective Time), will be converted into the right to receive the Merger Consideration. The closing of the Merger is subject to the satisfaction or waiver of certain conditions, including, among other things, (i) receipt of the Company Stockholder Approval, (ii) that there is no temporary restraining order, preliminary or permanent injunction or other judgment issued by any court of competent jurisdiction in effect enjoining or otherwise prohibiting the consummation of the Merger, (iii) the expiration or termination of any applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and all other approvals under antitrust laws, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (subject to specified materiality qualifiers), (v) compliance with the covenants and obligations under the Merger Agreement in all material respects; (vi) the absence of a material adverse effect with respect to the Company and (vii) the execution, release and delivery of the Consent and Amendment Agreement and all agreements entered into pursuant thereto.

In addition, the Merger Agreement contains certain termination rights. Upon termination of the Merger Agreement in accordance with its terms, under certain specified circumstances, we will be required to pay BP a termination fee of $51,900, including if the Merger Agreement is terminated due to our acceptance of an unsolicited superior proposal or due to our board of directors changing its recommendation to our stockholders to vote to approve the Merger Agreement. The Merger Agreement further provides that BP will be required to pay us a termination fee in an amount equal to $90,900 in the event the Merger Agreement is terminated under certain specified circumstances and receipt of antitrust approval has not been obtained by such time. Subject to certain exceptions and limitations, either party may terminate the Merger Agreement if the Merger is not consummated by November 15, 2023, subject to (x) an automatic 90-day extension and (y) an additional 90-day extension under certain circumstances.
For further discussion on the proposed Merger with BP, refer to the discussion in Part I, Item 1, “Business—The Proposed Merger” in this Annual Report.
For a discussion of economic conditions and related risks impacting our business, see elsewhere in this Annual Report, including “Warning Concerning Forward-Looking Statements”, Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors” in this Annual Report.

Executive Summary of Financial Results
During the years ended December 31, 2022 and 2021, we generated income before income taxes of $215,669 and $75,454, respectively. The increase in income before income taxes of $140,215 was primarily due to increased diesel fuel margin, the result of fuel market volatility creating favorable market conditions for our business, and increases in nonfuel revenues primarily due to inflation-driven price increases along with the re-opening and expanded hours of more restaurants and acquisitions.
The above factors were partially offset by inflationary pressures in several areas of our business, including higher labor costs due to wage increases, higher product costs and other operating expenses, higher selling, general and administrative expense, primarily due to increased compensation costs, costs related to the transition to cloud-based technology solutions, an increase in revenue-based business management fees, and higher depreciation and amortization expense primarily due to the growth from increased capital expenditures and acquisitions.
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
Although there are several components that comprise and impact our fuel product cost, including the cost of fuel, freight and mix, the cost of fuel is the primary factor. Over the past several years there have been significant changes in the cost of fuel. Fuel prices increased 39.3% during the year ended December 31, 2022 as compared to the beginning of prior year period. The average fuel price during the year ended December 31, 2022, was 86.2% higher than the average fuel price during the year ended December 31, 2021. These increases in fuel prices during 2022 and year over year were primarily due to the uncertainty in fuel supply, impacted, at least in part, by the war between Russia and Ukraine and the various economic sanctions and other punitive measures the United States and other countries have taken against Russia in response, including with respect to Russian oil exports and Russia's recent decision to cut its oil production by 5%. This uncertainty also contributed to higher-than-normal fuel price volatility in the United States during 2022; however, favorable market conditions for certain purchasing arrangements and the significant index correlation of our fuel purchasing and sales contracts mitigated the potential downside risk of this volatility on our per gallon fuel margin this year and enabled us to deliver strong fuel margins for the year. In the aggregate, we generally are able to pass changes in our cost for fuel products to our customers, but typically with timing differences associated with on-hand inventory, such that during periods of volatile and rising fuel commodity prices, fuel gross margin per gallon tends to be higher than it otherwise may have been and during periods of static and falling fuel commodity prices, fuel gross margin per gallon tends to be lower than it otherwise may have been. For example, steadily rising fuel prices typically improve short-term fuel margins due to the sell-through of lower cost inventory at current market prices. Increases in the prices we pay for fuel can increase our working capital requirements.
Due to the volatility of our fuel costs and our methods of pricing fuel to our customers, we believe that fuel revenues are not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in fuel prices, our fuel revenues may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volume or in fuel gross margin, as evidenced in 2022. We therefore consider fuel sales volume and fuel gross margin to be better measures of our performance.
While we experienced slightly higher diesel sales volumes combined with lower gasoline sales volumes during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to higher fuel prices and inflationary and competitive pressures, we believe that demand for fuel by trucking companies and motorists for a constant level of miles driven will remain relatively unchanged in the near-term, subject to a possible economic recession or substantial economic downturn, but could decline over time because of changes in trucking industry trends or consumer behavior due to inflationary pressures, technological innovations that improve fuel efficiency of motor vehicle engines, other fuel conservation practices and alternative fuels and technologies as well as possible further government regulation. For the first half of 2022, our fuel sales volumes increased primarily due to improved market conditions within the freight industry, traffic increases associated with the ongoing COVID-19 pandemic recovery and the success of our marketing initiatives; however, these factors were less significant in the second half of 2022 as our fuel sales volume was down slightly as compared to a strong recovery in the same periods of prior year.
In addition, we believe that to some degree higher fuel prices and inflationary pressures resulted in less disposable income for our customers to purchase our nonfuel products and services. While nonfuel revenues increased 9.0% during the year ended December 31, 2022, as compared to the year ended December 31, 2021, higher fuel prices and inflationary pressures in 2022 tempered certain nonfuel transaction volumes.

Factors Affecting Comparability
Growth Strategies
We continue to prioritize and focus on key initiatives across our organization including top-line growth through high return capital investments, bottom-line growth through process improvement and cost discipline, continued introduction of efficient technology and systems and defining the future of on-highway mobility through a commitment to energy alternatives, all in support of our core mission to return every traveler to the road better than they came.
Acquiring high quality existing travel centers and viable truck services facilities are key aspects of our strategic network growth plan. Our active acquisition pipeline may enable us to add independent and franchised sites along active corridors to strengthen the geographic coverage of our network and expand our scope of products and services and customer segments through investments of capital and human resources in our truck service business. See Note 3 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about these acquisitions.
Our growth strategy also includes adding franchised travel centers to our network. Since the beginning of 2020, we entered into franchise agreements covering 68 travel centers to be operated under our travel center brand names, with 30 new franchise agreements entered in 2022, reaching our annual target. Five of these franchised travel centers began operations during 2020, two began operations during 2021, and three began operations during 2022, and we expect the remaining 58 to open by the second quarter of 2025.
Our capital expenditures for 2023 are expected to be in the range of $135.0 million to $150.0 million and includes projects to enhance the guest experience through upgrades at our travel centers and improvements to our technology systems infrastructure. Approximately 35% of our capital expenditures in 2023 are focused on growth initiatives that we expect to meet or exceed our 15% to 20% cash on cash return hurdle.
We are committed to embracing environmentally friendly energy sources through our eTA division, which seeks to deliver sustainable and alternative energy to the marketplace by working with the public sector and private companies to facilitate this initiative. Recent accomplishments include an announcement of a non-exclusive agreement with Electrify America, the largest open direct current fast-charging network in the United States, to expand EV fast-charging infrastructure at sites nationwide, expanding of our biodiesel and renewable diesel blending capabilities, increasing the availability of DEF at all diesel pumps nationwide and installing electric vehicle charging stations. We are also exploring ultra-high power truck charging and hydrogen fuel dispensing to provide energy alternatives as the transportation sector transitions to a lighter carbon footprint. We believe our large, well-located sites along highways will allow us to make EV charging and non-fossil fuel dispensing easily available to travelers.

Results of Operations
We present our results of operations on a consolidated basis. Currently all of our company operated locations are same site locations with the exception of recently acquired travel centers and truck service facilities and the travel center located in Canada that we stopped operating during the second quarter of 2022. Same site operating results would not provide materially different information from our consolidated results and are not presented as part of this discussion and analysis.

Consolidated Financial Results
The following table presents changes in our operating results for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

	Year Ended December 31,
	2022	2021	$ Change	% Change
Revenues:
Fuel	$8,707,282	$5,374,695	$3,332,587	62.0%
Nonfuel	2,123,223	1,946,732	176,491	9.1%
Rent and royalties from franchisees	14,485	15,417	(932)	(6.0)%
Total revenues	10,844,990	7,336,844	3,508,146	47.8%

Gross margin:
Fuel	569,813	392,792	177,021	45.1%
Nonfuel	1,281,378	1,175,440	105,938	9.0%
Rent and royalties from franchisees	14,485	15,417	(932)	(6.0)%
Total gross margin	1,865,676	1,583,649	282,027	17.8%

Site level operating expense	1,057,371	955,385	101,986	10.7%
Selling, general and administrative expense	190,061	155,355	34,706	22.3%
Real estate rent expense	259,713	255,627	4,086	1.6%
Depreciation and amortization expense	109,698	96,507	13,191	13.7%
Other operating income, net	(4,056)	(2,275)	(1,781)	(78.3)%

Income from operations	252,889	123,050	129,839	105.5%

Interest expense, net	41,780	46,786	(5,006)	(10.7)%
Other (income) expense, net	(4,560)	810	(5,370)	(663.0)%
Income before income taxes	215,669	75,454	140,215	185.8%
Provision for income taxes	(51,609)	(17,263)	(34,346)	(199.0)%
Net income	164,060	58,191	105,869	181.9%
Less: net loss for noncontrolling interest	—	(333)	333	100.0%
Net income attributable to common stockholders	$164,060	$58,524	$105,536	180.3%

Year Ended December 31, 2022, As Compared to Year Ended December 31, 2021
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2022, compared to the year ended December 31, 2021. For a comparison of consolidated results for the year ended December 31, 2021 compared to the year ended December 31, 2020 see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in our Annual Report for the year ended December 31, 2021.
Fuel Revenues. Fuel revenues for 2022 increased by $3,332,587, or 62.0%, as compared to 2021. The increase in fuel revenues was primarily as a result of an increase in market prices for fuel, partially offset by a slight decrease in fuel sales volume. The table below presents the factors causing the changes in total fuel sales volume and revenues between periods. See "Effects of Fuel Prices and Supply and Demand Factors” for more information regarding the impact market prices for fuel has on our financial results.

	Gallons Sold	Fuel Revenues
Results for the year ended December 31, 2021	2,290,081	$5,374,695
Increase due to petroleum products price changes		3,385,866
Decrease due to volume changes	(18,112)	(62,464)
Increase in wholesale fuel sales volume	4,393	9,185
Net change from prior year period	(13,719)	3,332,587
Results for the year ended December 31, 2022	2,276,362	$8,707,282
Nonfuel Revenues. Nonfuel revenues for 2022 increased by $176,491, or 9.1%, as compared to 2021, primarily as a result of increases in DEF due to the growth of newer trucks on the road that require DEF, and truck service and restaurants, due to inflation-driven pricing increases along with the reopening and expanded hours at our FSRs. These increases were partially offset by lower overall transaction volumes.
Rent and Royalties from Franchisees Revenues. Rent and royalties from franchisees revenues for 2022 decreased by $932, or 6.0%, as compared to 2021, primarily as a result of the elimination of rent and royalties due to the acquisitions of franchised travel centers during 2022 and the elimination of royalties following the sale of our QSL business in April 2021, partially offset by higher nonfuel revenues at franchised travel centers and franchised travel centers that began operations since the beginning of 2021.
Fuel Gross Margin. Fuel gross margin for 2022 increased by $177,021, or 45.1%, as compared to 2021, primarily as a result of more favorable market conditions discussed above, partially offset by a slight decrease in fuel sales volume.
Nonfuel Gross Margin. Nonfuel gross margin for 2022 increased by $105,938, or 9.0%, as compared to 2021 primarily as a result of the increase in total nonfuel revenues. Nonfuel gross margin percentage remained flat at 60.4% for 2022 and 2021.
Site Level Operating Expense. Site level operating expense for 2022 increased by $101,986, or 10.7%, as compared to 2021, primarily as a result of higher labor costs due to inflationary wage increases and the reopening and expanded hours at certain FSRs and increased other operating expenses during 2022. Site level operating expense as a percentage of nonfuel revenues increased 70 basis points to 49.8% for 2022 from 49.1% for 2021, primarily as a result of the above factors.
Selling, General and Administrative Expense. Selling, general and administrative expense for 2022 increased by $34,706, or 22.3%, as compared to 2021, primarily as a result of increased compensation costs, costs related to the transition to cloud-based technology solutions and an increase in revenue-based management fees, with approximately one-third of the increases attributed to inflationary pressures.
Real Estate Rent Expense. Real estate rent expense for 2022 increased by $4,086, as compared to 2021, primarily as a result of an increase in percentage rent payable on increased total nonfuel revenues at our applicable travel centers.
Depreciation and Amortization Expense. Depreciation and amortization expense for 2022 increased by $13,191, or 13.7%, as compared to 2021, primarily as a result of the growth in capital expenditures and acquisitions.
Interest Expense, Net. Interest expense, net for 2022 decreased by $5,006 as compared to 2021, primarily as a result of higher interest income earned on money market investments due to higher short-term investment interest rates.

Provision for Income Taxes. Provision for income taxes for 2022 increased to $51,609 as compared to $17,263 for 2021, primarily due to an increase in income before taxes in 2022 as compared to 2021. See Note 10 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about our income taxes.

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
•potential issuances of new debt and equity securities;
•potential financing or selling of unencumbered real estate that we own; and
•potential sales to SVC of improvements we make to the sites we lease from SVC.
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
•increases in our cost of capital due to increasing market interest rates and credit spreads;
•increased costs we may need to incur to operate our business in response to the COVID-19 pandemic or other public health safety events or conditions, including enhancing sanitation and other preventative measures, and sick pay; and
•the negative impacts on our gross margins and working capital requirements due to increasing or sustained high cost of our fuel or nonfuel products resulting from inflation generally.

Our business requires substantial amounts of working capital, including cash liquidity, and our working capital requirements can be especially large because of the volatility of fuel prices. Selectively acquiring additional properties and businesses and developing new sites requires us to expend substantial capital for any such properties, businesses or developments. In addition, our properties are high traffic sites with many customers and large trucks entering and exiting our properties daily, requiring us to expend capital to maintain, repair and improve our properties. Although we had a cash balance of $416,012 at December 31, 2022, and net cash provided by operating activities of $183,664 in 2022, we cannot be sure that we will maintain sufficient amounts of cash, that we will generate future profits or positive cash flows or that we will be able to obtain additional financing, if and when it becomes necessary or desirable to pursue business opportunities. As of December 31, 2022, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We believe we have sufficient financial resources to fund operations, debt service costs and required capital expenditures for greater than 12 months.
Merger Agreement
We have agreed to customary covenants regarding the operation of our business and the business of our subsidiaries prior to the Effective Time. The Merger Agreement restricts us from entering into certain corporate transactions, entering into certain material contracts, making certain changes to our capital budget, incurring certain indebtedness and taking other specified actions without the consent of BP, and generally requires us to continue our operations in the ordinary course of business during the pendency of the Merger. Until the Merger is consummated or the Merger Agreement is terminated, if earlier, without BP’s consent (not to be unreasonably withheld), we may not (i) repurchase, prepay, assume, endorse, guarantee or incur, or otherwise become liable for, any indebtedness for borrowed money, including by way of a guarantee or an issuance or sale of debt securities, or issue or sell options, warrants, calls or other rights to acquire any debt securities of the Company or any of its subsidiaries, enter into any “keep well” or other contract to maintain any financial statement or similar condition of another person, or enter into any arrangement having the economic effect of any of the foregoing (other than (A) in connection with the financing of ordinary course trade payables or (B) accounts payable in the ordinary course of business) or (ii) make any loans, advances, capital commitments or capital contributions to, or investments in (other than (A) to ourself or our wholly-owned subsidiaries in the ordinary course of business or (B) accounts receivable and extensions of credit in the ordinary course of business). These restrictions may prevent us from pursuing attractive business opportunities or adjusting our capital plan prior to the completion of the Merger.

In addition, the Merger Agreement contains certain termination rights for us and BP. Upon termination of the Merger Agreement in accordance with its terms, under certain specified circumstances, we will be required to pay BP a termination fee in an amount equal to $51,900, including if the Merger Agreement is terminated due to our acceptance of an unsolicited superior proposal or due to our Board of Directors changing its recommendation to our stockholders to vote to approve the Merger Agreement. If we are required to pay the termination fee, it may adversely impact our ability to finance our operations or to invest in anticipated capital expenditure and other initiatives, and may have an adverse impact on the value of common stock, which could constrain our ability to raise funds through equity offerings. The Merger Agreement further provides that BP will be required to pay us a termination fee in an amount equal to $90,900 in the event the Merger Agreement is terminated under certain specified circumstances and receipt of antitrust approval has not been obtained by such time. Subject to certain exceptions and limitations, either party may terminate the Merger Agreement if the Merger is not consummated by November 15, 2023, subject to (x) an automatic 90-day extension and (y) an additional 90-day extension under certain circumstances.

Our Investment and Financing Liquidity and Resources
Revolving Credit Facility
We and certain of our subsidiaries are parties to the Credit Facility that matures on July 19, 2024. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). As of December 31, 2022, based on our qualified collateral, a total of $179,905 was available to us for loans and letters of credit under the Credit Facility. As of December 31, 2022, there were no borrowings outstanding under the Credit Facility and $13,928 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $165,977 available for our use as of that date. The Credit Facility contains various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. As of December 31, 2022, we were in compliance with all covenants of the Credit Facility. As of February 27, 2023, there were no borrowings outstanding under the Credit Facility and approximately $165,977 available under the Credit Facility for our use as of that date.
Term Loan Facility
We have a $200,000 Term Loan Facility, which is secured by a pledge of all the equity interests of substantially all of our wholly owned subsidiaries, a pledge, subject to the prior interest of the lenders under our Credit Facility, of substantially all of our other assets and the assets of such wholly owned subsidiaries and mortgages on certain of our fee owned real properties. We used the net proceeds of $190,062 from our Term Loan Facility for general business purposes, including the funding of deferred capital expenditures, updates to key information technology infrastructure and growth initiatives consistent with our Transformation Plan. Interest on amounts outstanding under the Term Loan Facility are calculated at LIBOR, with a LIBOR floor of 100 basis points, plus 600 basis points and the Term Loan Facility matures on December 14, 2027. Our Term Loan Facility requires periodic interest payments based on the interest period selected and quarterly principal payments of $500, or 1.0% of the original principal amount annually. In addition, beginning with the year ended December 31, 2021 and for each twelve month calendar year period thereafter (each considered an “Excess Cash Flow Period”, as defined), we are required to calculate Excess Cash Flow, as defined, and prepay an amount equal to Excess Cash Flow less other specified adjustments. The prepayment, as calculated, is due 95 days after the end of the respective Excess Cash Flow Period. There was no required prepayment due for the Excess Cash Flow Period ended December 31, 2022. Beginning December 14, 2022, we may repay the remaining principal amounts outstanding under the Term Loan Facility without penalty. The Term Loan Facility contains various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. As of December 31, 2022, we were in compliance with all covenants of the Term Loan Facility.
West Greenwich Loan
We have a term loan for $16,600 with The Washington Trust Company, or the West Greenwich Loan. The West Greenwich Loan matures on February 7, 2030, and is secured by a mortgage encumbering our travel center located in West Greenwich, Rhode Island. The annual interest rate is fixed at 3.85% through February 7, 2025, and resets thereafter, based on the five year Federal Home Loan Bank rate plus 198 basis points. The West Greenwich Loan requires us to make principal and interest payments monthly. The proceeds from the West Greenwich Loan were used for general business purposes.
Senior Notes
As of December 31, 2022, we had outstanding the following Senior Notes, as defined below:

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
For more information about our debt financing, see Note 7 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.

Sources and Uses of Cash
The following is a summary of our sources and uses of cash for the years ended December 31, 2022 and 2021, as reflected in our consolidated statements of cash flows. For a comparison of sources and uses of cash for the year ended December 31, 2021 compared to the year ended December 31, 2020 see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in our Annual Report for the year ended December 31, 2021.

	Year Ended December 31,
(in thousands)	2022	2021	$ Change
Cash and cash equivalents at the beginning of the period	$536,002	$483,151	$52,851
Net cash provided by (used in):
Operating activities	183,664	154,461	29,203
Investing activities	(294,085)	(93,914)	(200,171)
Financing activities	(9,687)	(7,706)	(1,981)
Effect of exchange rate changes on cash	118	10	108
Cash and cash equivalents at the end of the period	$416,012	$536,002	$(119,990)
Cash Flows from Operating Activities. The change in net cash inflows from operating activities of $29,203 was primarily due to an increase in earnings, reduced by the effect of changes in working capital from higher accounts receivable and inventory, and partially offset by increased accounts payable, primarily the result of increased inflationary prices in the current year.
Cash Flows from Investing Activities. The change in net cash outflows from investing activities of $200,171 primarily resulted from an increase in capital expenditures and acquisition activity.
Cash Flows from Financing Activities. The change in net cash outflows from financing activities of $1,981 primarily resulted from an increase in finance lease principal payments.

Related Party Transactions
We have relationships and historical and continuing transactions with SVC, RMR and others related to them. For further information about these and other such relationships and related party transactions, see Notes 8, 12 and 13 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report and the section captioned “Business – Our Leases with SVC” above in Part I, Item 1 of this Annual Report, which are incorporated herein by reference and our other filings with the SEC. For further information about the risks that may arise as a result of these and other related party transactions and relationships, see elsewhere in this Annual Report, including “Warning Concerning Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.

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

Impairment of Long Lived Assets. We review definite lived assets for indicators of impairment during each reporting period. We recognize impairment charges when (i) the carrying value of a long lived asset or asset group to be held and used in the business is not recoverable and exceeds its fair value and (ii) when the carrying value of a long lived asset or asset group to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Our estimates of fair value are based on our estimates of likely market participant assumptions, including our current expectations for projected fuel sales volume, nonfuel revenues, fuel and nonfuel gross margins, site level operating expense and real estate rent expense. If the business climate deteriorates, our actual results may not be consistent with these assumptions and estimates. The discount rate is used to measure the present value of projected future cash flows and is set at a rate we believe is likely to be used by a market participant using a weighted average cost of capital that considers market and industry data as well as our specific risk factors. The weighted average cost of capital is our estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. We use a number of assumptions and methods in preparing valuations underlying impairment tests, including estimates of future cash flows and discount rates and in some instances we may obtain third party appraisals. We recognize impairment charges in the period during which the circumstances surrounding an asset or asset group to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset or asset group is made. We perform our impairment analysis for substantially all of our property and equipment and lease assets at the individual site level because that is the lowest level of asset and liability groupings for which the cash flows are largely independent of the cash flows of other assets and liabilities.
Impairment of Goodwill. Goodwill is tested for impairment at the reporting unit level annually as of July 31, or more frequently if the circumstances warrant. We have one reporting unit, travel centers. As of July 31, 2022, we evaluated our travel centers reporting unit for impairment using a qualitative analysis which included evaluating financial trends, industry and market conditions and assessing the reasonableness of the assumptions used in the most recent quantitative analysis, including comparing actual results to the projections used in the quantitative analysis. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of the travel centers reporting unit was less than its carrying amount.
Income Tax Matters. Under Accounting Standards Codification, or ASC, 740, Income Taxes, or ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to net operating losses, tax credits, and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.
We report a liability or a reduction of deferred tax assets for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. When applicable, we recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. This act includes a new minimum tax on certain large corporations and an excise tax on corporate stock buybacks among other provisions. We continue to evaluate the impacts of this act, and at this time we do not believe they will have a material impact on our consolidated financial position, results of operations, or cash flows.
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

Business Combinations. We account for our acquisitions of travel centers as business combinations, which requires that the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the acquisition date. We record any excess of the purchase price over the estimated fair value of the net assets as goodwill. Our accounting for business combinations involves significant judgments about valuations of assets and liabilities in the current market and the assignment of estimated useful lives. We may adjust our accounting for business combinations to reflect information that is unknown at the time of our respective acquisitions for up to one year after each purchase. Acquisition related transaction costs, such as legal fees, due diligence costs and closing costs, are not included as a component of consideration transferred in an acquisition but are expensed as incurred. The operating results of acquired businesses are reflected in our consolidated financial statements from the date of the acquisition.
Self-Insurance Accruals. We are exposed to losses under insurance programs for which we pay deductibles and for which we are partially self-insured up to certain stop loss amounts, including claims under our general liability, workers’ compensation, motor vehicle and group health benefits policies and programs. Accruals are established under these insurance programs for both estimated losses on known claims and potential claims incurred but not reported, based on claims histories and using actuarial methods. The methods for estimating the ultimate losses and the total cost of claims were determined by third-party consulting actuaries. The most significant risk of this methodology is its dependence on claims histories, which are not always indicative of future claims. We review resulting accruals and any adjustments arising from changes in estimates are reflected in income. Changes in claims incurred, claim severity or other actuarial estimates and judgments used, as compared to previous assumptions, could have an impact on the amount and timing of expense for any period.
Contingencies. We establish or adjust environmental contingency accruals when the responsibility to remediate becomes probable and the amount of associated costs is reasonably determinable and we record legal contingency accruals when our liability becomes probable and when we can reasonably estimate the amount of our contingent loss. We also have a receivable for expected recoveries of certain of our estimated future environmental expenditures, which is recognized once receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery. The process of determining both our estimated future costs of environmental remediation and our estimated future recoveries of costs from insurers or others involves a high degree of management judgment based on past experiences and current and expected regulatory and insurance market conditions. The process of estimating our liability for legal matters involves a high degree of management judgment, which is based on facts and circumstances specific to each matter and our prior experiences with similar matters that may not be indicative of future results. To the extent an estimate is inaccurate, our liabilities, expenses and net income (loss) attributable to common stockholders may be understated or overstated.

Environmental and Climate Change Matters
Governmental actions, including legislation, regulations, treaties and commitments, such as those seeking to reduce greenhouse gas emissions, and market actions in response to concerns about climate change, may decrease the demand for our major product, diesel fuel, and may require us to make significant capital or other expenditures related to alternative energy distribution or other changing fuel conservation practices. Federal and state governments require manufacturers to limit emissions from trucks and other motor vehicles, such as the U.S. EPA’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor fuel. Further, legislative and regulatory initiatives requiring increased truck fuel efficiency have accelerated in the United States and these mandates have and may continue to result in decreased demand for diesel fuel.
For example, in April 2022, the National Highway Traffic Safety Administration announced more stringent fuel efficiency standards for passenger cars and light duty trucks and has indicated its intent to develop new fuel efficiency standards for medium and heavy duty trucks. In addition, the California Air Resources Board, and other similar state government agencies routinely consider rulemaking activity the purpose of which is to improve fuel efficiency and limit pollution from vehicles. Moreover, market concerns regarding climate change may result in decreased demand for fossil fuels and increased adoption of higher efficiency fuel technologies and alternative energy sources. Regulations that limit, or market demands to reduce carbon emissions, may cause our costs at our locations to significantly increase, make some of our locations obsolete or completely disadvantaged, or require us to make material investments in our properties. For example, we have installed electric charging capacity at one of our travel centers and expect to install them at additional travel centers and we are also preparing to offer hydrogen dispensing as another alternative fuel offering at certain of our travel centers.

Some observers believe severe weather activities in different parts of the country over the last few years are evidence of global climate change. Such severe weather may have an adverse effect on our and our franchisees' sites or the volume of business at our locations. We mitigate these risks by owning, leasing and operating a geographically diversified portfolio of properties, by procuring insurance coverage we believe adequately protects us from material damages and losses and by attempting to monitor and be prepared for such events. However, we cannot be certain that our mitigation efforts will be sufficient or that future weather-related events or other climate changes that may occur will not have an adverse effect on our business.
For further information about these and other environmental and climate change matters, and the related risks that may arise, see the disclosure under the heading “Environmental Contingencies” in Note 14 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report, “Warning Concerning Forward-Looking Statements,” “Regulatory Environment – Environmental Regulation” in Part I, Item 1 and Part I, Item 1A, “Risk Factors.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our Credit Facility maximum availability is subject to limits based on qualified collateral. As of December 31, 2022, no loans were outstanding under this Credit Facility. We borrow under this Credit Facility in U.S. dollars and those borrowings require us to pay interest at floating interest rates, which are based on LIBOR or a base rate, plus a premium. Interest on amounts outstanding under our Term Loan Facility are also calculated based on LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates. A change in interest rates generally would not affect the fair value of any outstanding floating rate debt but could affect our operating results. For example, if the $200,000 stated maximum amount was drawn under our Credit Facility and interest rates decreased or increased by 100 basis points per annum, our interest expense would decrease or increase by $2,000 per year. If interest rates were to change gradually over time, the impact would occur over time.
We are exposed to risks arising from market price changes for diesel and gasoline fuel. These risks have historically resulted from changes in supply and demand for fuel and from market speculation about future changes. Some supply changes may arise from local conditions, such as a malfunction in a particular pipeline or at a particular terminal. However, in the recent past most of the supply risks have arisen from national or international conditions, such as weather-related shutdowns of oil drilling or refining capacities, political instability in oil producing regions of the world, war, such as the war between Russia and Ukraine, and the various economic sanctions and other punitive measures the United States and other countries have taken against Russia in response, including with respect to Russian oil exports and Russia's recent decision to cut its oil production by 5%, or other hostilities or terrorism. Concerted efforts by major oil producing countries and cartels to limit oil supply may also impact prices. Because petroleum products are regularly traded in commodity markets, material changes in demand for and the price of fuel worldwide and financial speculation in these commodities markets may have a material effect upon the prices we pay for fuel and may also impact our customers’ demand for fuel and other products we sell. Almost all of these risks are beyond our control. Nevertheless, we attempt to mitigate our exposure to fuel commodity price market risks in three ways. First, whenever possible, we attempt to maintain supply contracts for diesel fuel with several different suppliers for our locations; if there is a local supply disruption, our contract supplier(s) work to fulfill their contractual commitments. When this type of situation happens, we may also work with other suppliers to procure additional supply either locally or from surrounding markets to avoid outages at our locations. Second, we maintain modest fuel inventory of only up to a few days of fuel sales. Modest inventory may mitigate the risk that we are required by competitive or contract conditions to sell fuel for less than its cost in the event of rapid price declines; however, the modest level of fuel inventory could exacerbate our fuel supply risks. Third, we sell a majority of our diesel fuel at prices determined by reference to a benchmark which is reflective of the market costs for fuel; by selling on such terms we may be able to substantially maintain our margin per gallon despite changes in the price we pay for fuel. Based on the composition of our fuel inventory as of December 31, 2022, and our fuel sales volume for the year ended December 31, 2022, each one cent change in the price of fuel would change our inventory value by $192 and our fuel revenues by $22,764.

Item 8. Financial Statements and Supplementary Data
The information required by this item is included in Part IV, Item 15 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2022.
Management’s Report on Assessment of Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control systems are intended to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2022, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of TravelCenters of America Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of TravelCenters of America Inc. (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity as of and for the year then ended, and the related notes to the consolidated financial statements and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
March 1, 2023

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We have a code of business conduct and ethics that applies to our Directors, officers and employees, RMR and its senior and executive officers and employees who provide significant services to us, and the members of the board of directors for the The RMR Group Inc. Our code of business conduct and ethics is posted on our website, www.ta-petro.com. A printed copy of our code of business conduct and ethics is also available, free of charge, to any person who requests a copy by writing to our Secretary, TravelCenters of America Inc., Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We intend to disclose any amendments to or waivers of our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and controller (or any person performing similar functions) on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant awards of options and shares of common stock under the TravelCenters of America Inc. Second Amended and Restated 2016 Equity Compensation Plan, or the 2016 Plan, from time to time to our Directors, officers, employees and other individuals who render services to us. In 2022, we awarded 323,945 shares of common stock to our Directors, officers, employees and others who provided services to us. The terms of awards made under the Plan are determined by the Compensation Committee of our Board of Directors at the time of the grant. The following table is as of December 31, 2022.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securityholders - 2016 Plan	None.	None.	539,460(1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	539,460(1)
(1) Consists of shares of common stock available for issuance pursuant to the terms of the 2016 Plan. Stock awards that are repurchased or forfeited will be added to the shares of common stock available for issuance under the 2016 Plan.
Share awards to our Directors, officers, employees and other individuals who render services to us are described in Notes 9 and 13 to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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
(b) Exhibits

2.1	††
Agreement and Plan of Merger, dated as of February 15, 2023, by and among BP Products North America Inc., Bluestar RTM Inc. and TravelCenters of America Inc. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 16, 2023).

3.1		Plan of Conversion (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed July 30, 2019)

3.2		Articles of Conversion of TravelCenters of America LLC (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed July 30, 2019)

3.3		Articles of Incorporation of TravelCenters of America Inc. (Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed July 30, 2019)

3.4		Articles of Amendment to the Articles of Incorporation of TravelCenters of America Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 26, 2020)

3.5		Amended and Restated Bylaws of TravelCenters of America Inc. (Incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K filed July 30, 2019)

4.1		Form of Stock Certificate (Incorporated by reference to Exhibit 4.3 to our Post-Effective Amendment to our Registration Statement on Form S-3 filed August 1, 2019)

4.2
Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 15, 2013)

4.3
First Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of January 15, 2013 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 15, 2013)

4.4
Second Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of December 16, 2014 (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A filed on December 16, 2014)

4.5
Third Supplemental Indenture by and between TravelCenters of America LLC and U.S. Bank National Association, as trustee, dated as of October 5, 2015 (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A filed on October 5, 2015)

4.6
Fourth Supplemental Indenture by and between TravelCenters of America Inc. (as successor by statutory conversion to TravelCenters of America LLC) and U.S. Bank National Association, as trustee, dated as of August 1, 2019 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 1, 2019)

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
Amendment # 1 to the WEX Merchant Acceptance Agreement, executed as of January 6, 2017, by and between WEX Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed on November 2, 2021)

10.12	†
Amendment # 4 to the WEX Merchant Acceptance Agreement, dated as of December 6, 2021, by and between WEX Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022)

10.13
Amendment # 5 to the WEX Merchant Acceptance Agreement, dated as of March 8, 2022, by and between WEX Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed on May 3, 2022)

10.14	†
Amended and Restated Amendment to Comdata Merchant Agreement, dated as of December 14, 2011, by and between Comdata Network, Inc. (now Comdata Inc.) and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed on May 4, 2021)

10.15	†
Second Amendment to the Comdata Merchant Agreement, effective as of December 4, 2020, by and between Comdata Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021)

10.16	†
Third Amendment to the Comdata Merchant Agreement, effective as of April 14, 2022, by and between Comdata Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed on August 2, 2022)

10.17	†
Fourth Amendment to the Comdata Merchant Agreement, effective as of May 20, 2022, by and between Comdata Inc. and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed on August 2, 2022)

10.18
Second Amendment to Lease Agreement, dated as of May 25, 2018, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC (as successor to Petro Stopping Centers, L.P.) (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed on August 6, 2018)

10.19
Second Amended and Restated Lease Agreement No. 1, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.20
First Amendment to Second Amended and Restated Lease Agreement No. 1, dated as of May 6, 2022, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed August 2, 2022)

10.21
Second Amended and Restated Lease Agreement No. 2, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.22
Second Amended and Restated Lease Agreement No. 3, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.23		First Amendment to Second Amended and Restated Lease Agreement No. 3, dated as of October 31, 2022, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (filed herewith)

10.24		Assignment of Lease; Acceptance of Assignment and Assumption of Lease; Landlord's Partial Release of Assignor and Consent to Assignment of Lease; and Amendment of Lease (filed herewith)

10.25
Second Amended and Restated Lease Agreement No. 4, dated October 14, 2019, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.26
First Amendment to Second Amended and Restated Lease Agreement No. 4, dated as of March 9, 2021, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed May 4, 2021)

10.27
Second Amendment to Second Amended and Restated Lease Agreement No. 4, dated as of November 9, 2021, by and between HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed February 23, 2022) (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed February 23, 2022)

10.28
Amended and Restated Lease Agreement No. 5, dated October 14, 2019, by and among Highway Ventures Properties Trust, Highway Ventures Properties LLC and TA Operating LLC (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.29
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.30
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.31
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.32
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.33
Amended and Restated Guaranty Agreement, dated October 14, 2019, by TravelCenters of America Inc. for the benefit of Highway Ventures Properties Trust and Highway Ventures Properties LLC (Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed November 5, 2019)

10.34	*
Form of Restricted Stock Agreement under the TravelCenters of America Inc. 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.85 to our Annual Report on Form 10-K filed on February 25, 2020)

10.35	*	TravelCenters of America Inc. Second Amended and Restated 2016 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 14, 2021)

10.36	*	Summary of Director Compensation (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 10, 2022)

10.37	*
Form of Restricted Stock Agreement under the TravelCenters of America Inc. Second Amended and Restated 2016 Equity Compensation Plan (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021)

10.38
Credit Agreement, dated as of December 14, 2020 among TravelCenters of America Inc., Citibank, N.A., as administrative agent, Delaware Trust Company, as collateral agent, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2020)

10.39
Consent and Amendment Agreement, dated as of February 15, 2023, by and among the parties identified therein as the SVC parties, the parties identified therein as the TCA parties and BP Products North America Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2023).

10.40	*	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 16, 2023).

21.1		Subsidiaries of TravelCenters of America Inc. (filed herewith)

23.1		Consent of Deloitte & Touche LLP (filed herewith)

23.2		Consent of RSM US LLP (filed herewith)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrangement.
† Confidential treatment has been granted as to certain portions of this Exhibit.
†† Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of TravelCenters of America Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TravelCenters of America Inc. (the "Company") as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders' equity, for the year ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Real and Personal Property Assets in Certain Acquisitions— Refer to Note 3 to the consolidated financial statements

Critical Audit Matter Description

The Company completed several acquisitions during 2022 for an aggregate purchase price of $109.5 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values.

We identified the valuation of Real & Personal Property totaling $42.8 million with respect to certain of the acquisitions (the “Acquisitions”) as a critical audit matter because of the estimates made by management to determine the fair value of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists when performing audit procedures over the fair value of acquired Real & Personal Property.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to real and personal property assets included the following, among others:
•Tested the effectiveness of controls over business combinations, including the determination that these acquisitions should be accounted for as business combinations rather than asset acquisitions.
•Assessed the qualifications of management’s valuation specialists.
•With the assistance of our fair value specialists:
–Evaluated the reasonableness of the (1) valuation methodologies, (2) current market data, (3) cost to replace or reproduce comparable assets,
–Tested the mathematical accuracy of the calculation,
–Developed a range of independent estimates and compared our estimates to those used by management.
•Tested the underlying data that served as the basis for the valuation to test that the inputs were accurate and complete.
•Tested the existence for a sample of assets acquired through observation.
•Considered any events or transactions occurring after the acquisition date that may indicate a different valuation for the real and personal property assets acquired.

Evaluated the Company’s disclosures related to the Acquisitions to assess their conformity with the applicable accounting standards.

/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
March 1, 2023

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
TravelCenters of America Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TravelCenters of America Inc. (the Company) as of December 31, 2021, the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the two years in the period then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP
We served as the Company’s auditor from 2014 to 2022.

Cleveland, Ohio
February 23, 2022

TravelCenters of America Inc.
Consolidated Balance Sheets
(dollars in thousands, except par value amount)

	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$416,012	$536,002
Accounts receivable (net of allowance for doubtful accounts of $1,361 and $1,003 as of December 31, 2022 and 2021, respectively)	206,622	111,392
Inventory	272,074	191,843
Other current assets	47,192	37,947
Total current assets	941,900	877,184

Property and equipment, net	999,404	831,427
Operating lease assets	1,576,538	1,659,526
Goodwill	37,110	22,213
Intangible assets, net	14,485	10,934
Other noncurrent assets	83,470	107,217
Total assets	$3,652,907	$3,508,501

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$253,571	$206,420
Current operating lease liabilities	113,940	118,005
Other current liabilities	216,138	194,853
Total current liabilities	583,649	519,278

Long term debt, net	524,206	524,781
Noncurrent operating lease liabilities	1,551,027	1,655,359
Other noncurrent liabilities	120,819	106,230
Total liabilities	2,779,701	2,805,648

Stockholders’ equity:
Common stock, $0.001 par value, 216,000 and 216,000 shares of common stock authorized as of December 31, 2022 and 2021, respectively, and 15,105 and 14,839 shares of common stock issued and outstanding as of December 31, 2022 and 2021, respectively	14	14
Additional paid-in capital	791,711	785,597
Accumulated other comprehensive loss	(19)	(198)
Retained earnings (accumulated deficit)	81,500	(82,560)
Total stockholders’ equity	873,206	702,853
Total liabilities and stockholders’ equity	$3,652,907	$3,508,501
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Fuel	$8,707,282	$5,374,695	$3,084,323
Nonfuel	2,123,223	1,946,732	1,747,418
Rent and royalties from franchisees	14,485	15,417	14,296
Total revenues	10,844,990	7,336,844	4,846,037

Costs and expenses:
Fuel product cost	8,137,469	4,981,903	2,750,971
Nonfuel product cost	841,845	771,292	685,391
Site level operating expense	1,057,371	955,385	870,329
Selling, general and administrative expense	190,061	155,355	145,038
Real estate rent expense	259,713	255,627	255,743
Depreciation and amortization expense	109,698	96,507	127,789
Other operating income, net	(4,056)	(2,275)	—

Income from operations	252,889	123,050	10,776

Interest expense, net	41,780	46,786	30,479
Other (income) expense, net	(4,560)	810	1,379
Income (loss) before income taxes	215,669	75,454	(21,082)
(Provision) benefit for income taxes	(51,609)	(17,263)	6,178
Net income (loss)	164,060	58,191	(14,904)
Less: net loss for noncontrolling interest	—	(333)	(1,005)
Net income (loss) attributable to common stockholders	$164,060	$58,524	$(13,899)

Other comprehensive income (loss), net of taxes:
Foreign currency income (loss), net of taxes of $(83), $6 and $26 , respectively	$179	$7	$(33)
Other comprehensive income (loss) attributable to common stockholders	179	7	(33)

Comprehensive income (loss) attributable to common stockholders	$164,239	$58,531	$(13,932)

Net income (loss) per share of common stock attributable to common stockholders:
Basic and diluted	$11.04	$4.01	$(1.23)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$164,060	$58,191	$(14,904)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred rent payments and noncash rent adjustments	(23,113)	(22,880)	(21,486)
Depreciation and amortization expense	109,698	96,507	127,789
Gain on sale of assets	(2,960)	(2,275)	—
Deferred income taxes	43,707	16,949	(5,418)
Changes in operating assets and liabilities:
Accounts receivable	(95,928)	(17,060)	78,328
Inventory	(74,290)	(19,011)	23,460
Other assets	(6,936)	(8,016)	(1,514)
Accounts payable and other liabilities	67,473	42,925	46,952
Other, net	1,953	9,131	11,201
Net cash provided by operating activities	183,664	154,461	244,408

Cash flows from investing activities:
Capital expenditures	(186,488)	(104,852)	(54,386)
Acquisitions of travel centers and other sites, net of cash acquired	(109,398)	—	—
Proceeds from other asset sales	1,849	11,526	1,873
Investment in equity investee	(1,000)	(1,350)	(2,928)
Other	952	762	286
Net cash used in investing activities	(294,085)	(93,914)	(55,155)

Cash flows from financing activities:
Net proceeds from underwritten equity offering	—	—	79,980
Long term debt borrowings	—	—	208,116
Payments on long term debt	(2,813)	(2,664)	(7,900)
Acquisition of stock for tax withholding	(2,229)	(1,994)	(1,750)
Other, net	(4,645)	(3,048)	(1,805)
Net cash (used in) provided by financing activities	(9,687)	(7,706)	276,641

Effect of exchange rate changes on cash	118	10	51
Net (decrease) increase in cash and cash equivalents	(119,990)	52,851	465,945
Cash and cash equivalents at the beginning of the year	536,002	483,151	17,206
Cash and cash equivalents at the end of the year	$416,012	$536,002	$483,151

Supplemental disclosure of cash flow information:
Lease modification (operating to finance lease)	$—	$28,201	$—
Interest paid (net of capitalized interest of $788, $49 and $6 as of December 31, 2022, 2021 and 2020, respectively)	46,281	44,249	28,039
Income taxes paid (refunded)	5,656	682	(1,210)
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Consolidated Statements of Stockholders' Equity
(dollars and shares in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total TA Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
December 31, 2019	8,307	$8	$698,402	$(172)	$(127,185)	$571,053	$1,483	$572,536
Grants under share award plan and stock based compensation, net	167	—	3,465	—	—	3,465	—	3,465
Proceeds from underwritten public equity offering	6,100	6	79,974	—	—	79,980	—	79,980
Distributions to noncontrolling interest	—	—	—	—	—	—	(65)	(65)
Other comprehensive loss, net of taxes	—	—	—	(33)	—	(33)	—	(33)
Net loss	—	—	—	—	(13,899)	(13,899)	(1,005)	(14,904)
December 31, 2020	14,574	14	781,841	(205)	(141,084)	640,566	413	640,979
Grants under share award plan and stock based compensation, net	265	—	3,756	—	—	3,756	—	3,756
Distributions to noncontrolling interest	—	—	—	—	—	—	(80)	(80)
Other comprehensive income, net of taxes	—	—	—	7	—	7	—	7
Net income	—	—	—	—	58,524	58,524	(333)	58,191
December 31, 2021	14,839	$14	$785,597	$(198)	$(82,560)	$702,853	$—	$702,853
Grants under share award plan and stock based compensation, net	266	—	6,114	—	—	6,114	—	6,114
Other comprehensive income, net of taxes	—	—	—	179	—	179	—	179
Net income	—	—	—	—	164,060	164,060	—	164,060
December 31, 2022	15,105	$14	$791,711	$(19)	$81,500	$873,206	$—	$873,206
The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

1.Summary of Significant Accounting Policies
General Information and Basis of Presentation
TravelCenters of America Inc. is a Maryland corporation. As of December 31, 2022, we operate or franchise 285 travel centers, standalone truck service facilities and standalone restaurants. Our customers include trucking fleets and their drivers, independent truck drivers, highway and local motorists and casual diners. We also collect rents, royalties and other fees from our tenants and franchisees.
As of December 31, 2022, our business included 281 travel centers in 44 states in the United States, primarily along the U.S. interstate highway system, operated primarily under the “TravelCenters of America,” “TA,” “TA Express,” “Petro Stopping Centers” and “Petro” brand names. Of these travel centers, we owned 56, we leased 181, we operated two for a joint venture and 42 were owned or leased from others by our franchisees. We operated 239 of our travel centers and franchisees operated 42 travel centers. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as a wide range of truck repair and maintenance services, diesel exhaust fluid, full service restaurants, or FSRs, quick service restaurants, or QSRs, and various customer amenities.
As of December 31, 2022, our business included three standalone truck service facilities operated under the “TA Truck Service” brand name. Of these standalone truck service facilities, we leased two and owned one. Our standalone truck service facilities offer extensive maintenance and emergency repair and roadside services to large trucks.
On April 21, 2021, we completed the sale of our Quaker Steak & Lube, or QSL, business for $5,000 excluding costs to sell and certain closing adjustments. See Note 3 of this Annual Report for more information about the sale of our QSL business.
We manage our business as one segment. We make specific disclosures concerning fuel and nonfuel products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. On April 26, 2022, we ceased operations at our only travel center located in a foreign country, Canada, which we did not consider material to our operations. In March 2022, we entered into an agreement to sell our Canadian travel center. In December 2022, due to circumstances that were considered unlikely at the time the agreement was executed, we exercised our right to terminate the agreement. As a result, we are actively seeking other buyers for the property. See Note 3 for more information about the closure of this travel center.
Our consolidated financial statements include the accounts of TravelCenters of America Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated. We use the equity method of accounting for investments in entities where we have the ability to significantly influence, but not control, the investee’s operating and financial policies. See Note 11 for more information about our equity investments.
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
The Proposed Merger
On February 15, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with BP Products North America Inc., a Maryland corporation, or BP, Bluestar RTM Inc., a Maryland corporation and an indirect wholly-owned subsidiary of BP, or Merger Subsidiary, pursuant to which Merger Subsidiary will merge with and into the Company, or the Merger, with the Company surviving the Merger. Subject to the satisfaction of the conditions to the closing of the Merger, the Company expects the closing of the transactions contemplated by the Merger Agreement to occur by mid-year 2023. See Note 17 for further information about the Merger Agreement.
Significant Accounting Policies
Revenue Recognition. Revenues consist of fuel revenues, nonfuel revenues and rents and royalties from franchisees. See Note 2 for more information about our revenues.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)
Fuel Product Cost and Nonfuel Product Cost. Fuel product cost primarily consists of the commodity fuel cost and related inbound transportation costs. Nonfuel product cost primarily consists of direct costs from suppliers and distribution center costs. All site level labor expense, occupancy costs, purchasing administrative costs and rent are presented in our consolidated statements of operations and comprehensive income (loss) according to the nature of respective costs (in either site level operating expense; selling, general and administrative expense or real estate rent expense). Depreciation and amortization expense is presented separately in depreciation and amortization expense on our consolidated statements of operations and comprehensive income (loss).
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
Accounts Receivable and Allowance for Doubtful Accounts. We record trade accounts receivable at the invoiced amount and those amounts do not bear interest. Our primary allowance for credit losses is the allowance for doubtful accounts.
The allowance is established using assessments of current creditworthiness of customers, historical collection experience, the aging of receivables and other currently available evidence and represents the estimated net realizable value equal to the amount that is expected to be collected. We charge off account balances against the allowance when we believe it is probable the receivable will not be collected. The change in the allowance for doubtful accounts included provisions and uncollectible write-offs, that were each immaterial for 2022, 2021 and 2020.

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
Goodwill and Intangible Assets. In a business combination we are required to record assets and liabilities acquired, including those intangible assets that arise from contractual or other legal rights or are otherwise capable of being separated or divided from the acquired entity, based on the fair values of the acquired assets and assumed liabilities. Any excess of acquisition cost over the fair value of the acquired net identifiable assets is recognized as goodwill. We amortize the recorded costs of intangible assets with finite lives on a straight line basis over their estimated lives, principally the terms of the related contractual agreements. See Note 5 for more information about our goodwill and intangible assets.
Impairment. We review definite lived assets for potential indicators of impairment during each reporting period. We recognize impairment charges when (i) the carrying value of a long lived asset or asset group to be held and used in the business is not recoverable and exceeds its fair value and (ii) when the carrying value of a long lived asset or asset group to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Our estimates of fair value are based on our estimates of likely market participant assumptions, including our current expectations for projected fuel sales volume, nonfuel revenues, fuel and nonfuel product costs, site level operating expense and real estate rent expense. If the business climate deteriorates, our actual results may not be consistent with these assumptions and estimates. The discount rate is used to measure the present value of projected future cash flows and is set at a rate we believe is likely to be used by a market

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)
participant using a weighted average cost of capital that considers market and industry data as well as our specific risk factors. The weighted average cost of capital is our estimate of the overall after tax rate of return required by equity and debt holders of a business enterprise. We use a number of assumptions and methods in preparing valuations underlying the impairment tests including estimates of future cash flows and discount rates, and in some instances we may obtain third party appraisals. We recognize impairment charges in the period during which the circumstances surrounding an asset or asset group to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset or asset group is made. We perform our impairment analysis for substantially all of our property and equipment and lease assets at the individual site level because that is the lowest level of asset and liability groupings for which the cash flows are largely independent of the cash flows of other assets and liabilities.
No impairment charges were recorded during 2022. During 2021 and 2020, based on our evaluation of certain low performing owned and leased standalone restaurants, we incurred impairment charges of $650 and $6,574, respectively, related to our property and equipment and $1,262 related to our operating lease assets during 2020.
We assess intangible assets with definite lives for impairment whenever events or changes in circumstances warrant a revision to the remaining period of amortization. Definite lived intangible assets primarily include our agreements with franchisees and reacquired franchise rights. During 2022, 2021 and 2020, we did not record any impairment charges related to, or recognize a revision to the remaining period of amortization of, our definite lived intangible assets.
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
Goodwill is tested for impairment at the reporting unit level annually as of July 31, or more frequently if the circumstances warrant. We have one reporting unit, travel centers, due to the sale of our QSL business in April 2021. As of July 31, 2022 and 2021, we evaluated our travel centers reporting unit for impairment using a qualitative analysis which included evaluating financial trends, industry and market conditions and assessing the reasonableness of the assumptions used in the most recent quantitative analysis, including comparing actual results to the projections used in the quantitative analysis. Based on the assessment performed, we concluded that it was not more likely than not that the fair value of the travel centers reporting unit was less than its carrying amount. Annual impairment testing for the travel centers reporting unit for 2020 was performed using a quantitative analysis under which the fair value of our reporting unit was estimated using both an income approach and a market approach. Based on our analysis in 2020, we concluded that goodwill for our travel centers reporting unit was not impaired. During 2020, we performed an impairment assessment of the goodwill in our QSL reporting unit using the same quantitative analysis approach that we historically followed for our goodwill impairment assessments. Based on our analysis, during the second quarter of 2020, we recorded a goodwill impairment charge of $3,046 related to our QSL reporting unit prior to its disposal.
We evaluate indefinite lived intangible assets for impairment as of November 30, or more frequently if the circumstances warrant. During 2022, 2021 and 2020 indefinite lived intangible assets were assessed using a qualitative analysis that was performed by assessing certain trends and factors, including actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to, and based on, the assumptions used in the most recent quantitative assessment. During 2022, 2021 and 2020, we did not record any impairment charges related to our indefinite lived intangible assets.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)
Contingencies. We record environmental remediation charges and penalties when the obligation to remediate is probable and the amount of associated costs are reasonably determinable. We estimate liabilities for other loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We include remediation expense within site level operating expense in our consolidated statements of operations and comprehensive income (loss). Generally, the timing of remediation expense recognition coincides with completion of a feasibility study or the commitment to a formal plan of action. Accrued liabilities related to environmental matters are recorded on an undiscounted basis because of the uncertainty associated with the timing of the related future payments. In our consolidated balance sheets, the accrual for environmental matters is included in other noncurrent liabilities, with the amount estimated to be expended within the subsequent 12 months included in other current liabilities. We recognize a receivable for estimated future environmental costs that we may be reimbursed for once receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery, which is recorded within other noncurrent assets in our consolidated balance sheets. See Note 14 for more information on our estimated future environmental costs.
Software as a Service Agreements. We subscribe to software agreements, commonly referred to as Software as a Service agreements or cloud-based applications, as an alternative in some cases to developing or licensing internal-use software. We defer the implementation costs for these subscription services and amortize to expense over the terms of the respective contracts. On the consolidated balance sheets, the remaining unamortized implementation costs are recorded within other current assets and other noncurrent assets. We record the subscription fees and amortized implementation costs to either selling, general and administrative expense or site level operating expense (depending on the nature of the application) in our consolidated statements of operations and comprehensive income (loss).
Self-Insurance Accruals. We have insurance programs for which we pay deductibles and for which we are partially self-insured up to certain stop loss amounts, including claims under our general liability, workers’ compensation, motor vehicle and group health benefits policies and programs. Accruals are established under these insurance programs for both estimated losses on known claims and potential claims incurred but not reported, based on claims histories and using actuarial methods. In our consolidated balance sheets, as of December 31, 2022 and 2021, the accrual for self-insurance costs was $68,565 and $38,381, respectively, of which $23,582 and $22,511 are included in other noncurrent liabilities and $44,983 and $15,870 are presented in other current liabilities, respectively.
Asset Retirement Obligations. We recognize the future costs for our obligations related to the removal of our underground storage tanks over the estimated useful lives of each asset requiring removal. We record a liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long lived asset at the time such an asset is installed. We base the estimated liability on our historical experiences in removing these assets, their estimated useful lives, external estimates as to the cost to remove the assets in the future and regulatory or contractual requirements. The liability is a discounted liability using a credit adjusted risk free rate. Our asset retirement obligations as of December 31, 2022 and 2021, were $7,140 and $6,211, respectively, and are presented in other noncurrent liabilities in our consolidated balance sheets.
Leasing Transactions. Leasing transactions are a material part of our business. We have lease agreements covering many of our properties, as well as various equipment, with the most significant leases being our five leases with Service Properties Trust, or SVC. The SVC Leases (as defined below) are “triple net” leases that require us to pay all costs incurred in the operation of the leased properties, including costs related to personnel, utilities, inventory acquisition and provision of services to customers, insurance, real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those properties at which SVC leases the property and subleases it to us. We also are required generally to indemnify SVC for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased properties and, at lease expiration, we are required to pay an amount equal to an estimate of the cost of removing underground storage tanks on the leased properties. We recognize operating lease assets and liabilities for all leases with an initial term greater than 12 months. Leases with an initial term of 12 months or less are not recognized in our consolidated balance sheets. Our operating lease liabilities represent the present value of our unpaid lease payments. The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in our leases with SVC and our incremental borrowing rate for all other leases. Certain of our leases include renewal options, and certain of our leases include escalation clauses and purchase options. Renewal periods are included in calculating our lease assets and liabilities when they are reasonably certain. We evaluate the potential inclusion of renewal periods on a case by case basis, based on terms of the applicable renewal option, the availability of comparable replacement property and our ability to bear the exit costs associated with the termination of the lease, among other things.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)
We recognize rent under operating leases without scheduled rent increases as an expense over the lease term as it becomes payable. Certain operating leases specify scheduled rent increases over the lease term or other lease payments that are not scheduled evenly throughout the lease term. We recognize the effects of those scheduled rent increases in rent expense over the lease term on an average, or straight line, basis, which reduces our operating lease assets. The rent payments resulting from our sales to SVC of improvements to the properties we lease from SVC are contingent rent. We recognize the expense related to this contingent rent evenly throughout the remaining lease term beginning on the dates of the related sales to SVC. See Note 8 for more information about our leases with SVC and our accounting for these leases.
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

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
Recently Adopted Standards
ASU 2021-10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance	This update aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements.	January 1, 2022	This update did not have a material impact on our consolidated financial statements. We are pursuing government grants in connection with our efforts to develop and market alternative energy and sustainable resources. We could provide disclosures in the future if we receive material government assistance within the scope of this update.
Recently Issued Standards
ASU 2020-04 - Reference Rate Reform (Topic 848) Facilitation of the effects of Reference Rate Reform of Financial Reporting, as amended by ASU 2021-01and ASU 2022-06	These updates provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform; clarifies that certain optional expedients and exceptions for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition; and defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024.	January 1, 2023	We are currently assessing whether this update will have a material impact on our consolidated financial statements.

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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)
Fuel Revenues. We recognize fuel revenues and the related costs at the time of sale to customers at our company operated locations. We sell diesel fuel and gasoline to our customers at prices that we establish daily or are indexed to market prices and reset daily. We sell diesel fuel under pricing arrangements with certain customers. For the year ended December 31, 2022, approximately 90.6% of our diesel fuel volume was sold at discounts to posted prices under pricing and rebate arrangements with our fleet customers.
Nonfuel Revenues. We recognize nonfuel revenues and the related costs at the time of sale to customers at our company operated locations. We sell a variety of nonfuel products and services at stated retail prices in our travel centers and standalone restaurant, as well as through our TA Truck Service® Emergency Roadside Assistance, TA Truck Service® Mobile Maintenance, and TA Commercial Tire Network™ programs. Truck repair and maintenance goods or services may be sold at discounted prices under pricing and rebate arrangements with certain customers.
Rent and Royalties from Franchisees Revenues. We recognize franchise royalties and advertising fees from franchisees as revenue monthly based on the franchisees’ sales data reported to us. Royalty revenues are contractual as a percentage of the franchisees’ revenues and advertising fees are contractual as either a percentage of the franchisees’ revenues or as a fixed amount. When we enter into a new franchise agreement or a renewal term with an existing franchisee, the franchisee is required to pay an initial or renewal franchise fee. Initial and renewal franchise fees are recognized as revenue on a straight line basis over the term of the respective franchise agreements.
For those travel centers that we leased to a franchisee, we recognized rent revenues on a straight line basis based on the current contractual rent amount. These leases included rent escalations that were contingent on future events, namely inflation or our investing in capital improvements at these travel centers. Because the rent increases related to these factors were contingent upon future events, we recognized the related rent revenues after such events have occurred. During 2022, we acquired the operating assets related to the two travel centers we previously leased to franchisees. See Note 3 and Note 8 for more information about the travel centers we previously leased to franchisees.
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
•Customer Discounts and Rebates. We enter into agreements with certain customers in which we agree to provide discounts and rebates on fuel and/or truck service purchases. We recognize the cost of discounts against, and in the same period as, the revenues that generated the discounts earned.
•Gift Cards. We sell branded gift cards. Sales proceeds are recognized as a contract liability; the liability is reduced and revenue is recognized when the gift card subsequently is redeemed for goods or services. Unredeemed gift card balances are recognized as revenues when the possibility of redemption becomes remote and TA branded gift cards are subject to dormancy fees and are escheated to state governments after five years.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)
Disaggregation of Revenues

We disaggregate our revenues based on the type of good or service provided to the customer, or by fuel revenues and nonfuel revenues, in our consolidated statements of operations and comprehensive income. Nonfuel revenues disaggregated by type of good or service for the years ended December 31, 2022, 2021 and 2020, were as follows:

	Year Ended December 31,
	2022	2021	2020
Nonfuel revenues:
Truck service	$829,971	$747,079	$670,847
Store and retail services	775,005	751,097	660,921
Restaurant	331,500	310,718	308,525
Diesel exhaust fluid	186,747	137,838	107,125
Total nonfuel revenues	$2,123,223	$1,946,732	$1,747,418
Contract Liabilities
As of December 31, 2021, our contract liability balances (for customer loyalty programs, deferred franchise fees and gift cards) totaled $32,276, of which $18,794 was recognized as revenue throughout 2022. As of December 31, 2022, our contract liability balances totaled $32,131 and are presented in our consolidated balance sheets in other current and other noncurrent liabilities. As of December 31, 2022, the deferred initial and renewal franchise fee revenue of $6,878 expected to be recognized in future periods is approximately $700 for each of the years 2023 through 2027. As of December 31, 2022, we expect the unsatisfied performance obligations, relating to our customer loyalty programs and other contract liabilities of $25,253, will generally be satisfied within 12 months.

3. Acquisition and Disposition Activity
2022 Acquisitions
During the year ended December 31, 2022, for aggregate cash consideration of $109,544, we acquired independent travel centers, previously franchised travel centers, and truck service facilities, which were accounted for as either asset acquisitions or business combinations depending on the nature of the transaction. We also acquired certain assets as a result of the assumed operation of two travel centers which are owned by us, but which we previously leased and franchised to former tenants/franchisees.
We have included the operating results and purchase price allocations for each acquisition in our consolidated financial statements beginning as of the date of acquisition. The pro forma impact of these acquisitions, including the respective results of operations from the beginning of the periods presented, are not material to our consolidated financial statements. During the year ended December 31, 2022, we recorded immaterial measurement period adjustments for acquisitions completed.
The fair values of the identifiable assets acquired and liabilities assumed were based on the information available as of the acquisition date. All of the goodwill in the table below was assigned to the single travel centers reporting unit. The factors that contributed to the recognition of goodwill for our acquisitions primarily include the benefits related to various customer and purchasing synergies, along with the value of assembled workforces in place at the acquired travel centers.
As of December 31, 2022, the following table summarizes the fair values we recorded for the aggregate assets acquired and liabilities assumed from our acquisitions completed during the year. The intangible assets represent reacquired franchise rights with a weighted average amortization period of approximately five years based on the contractual lives of the applicable franchise agreements.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

Fair Value
Cash and cash equivalents	$146
Inventories	6,143
Property and equipment	83,847
Goodwill	14,897
Intangible assets	4,723
Other assets and liabilities	(212)
Total assets acquired and liabilities assumed	$109,544
Woodstock Ontario, Canada Site
In March 2022, we entered into an agreement to sell our travel center located in the city of Woodstock, Ontario, Canada, or Woodstock, which we stopped operating in April 2022. In December 2022, due to circumstances that were considered unlikely at the time the agreement was executed, we exercised our right to terminate the agreement. As a result, we are actively seeking other buyers for the property. We classified certain Woodstock assets as held for sale because the circumstances met, and continue to meet, the applicable criteria for that treatment as set forth in ASC 360, Property, Plant, and Equipment. As of December 31, 2022, the held for sale assets and liabilities consisted of inventory of $188, property and equipment, net of $1,671 and other current liabilities of $596. We do not believe that this potential sale represents a strategic shift in our business, and we do not consider the Canadian travel center to be material to our operations.
In connection with the closure of the travel center in April 2022, we recognized expenses of $375 for employee termination benefits, which were paid in the second quarter of 2022, and $630 related to environmental remediation. These expenses were included in site level operating expense in our consolidated statements of operations and comprehensive income.
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
During the second quarter of 2021, we recognized a $606 loss on the sale of QSL, which was included in other operating income, net, in our consolidated statements of operations and comprehensive income (loss). Impairment charges relating to our QSL net asset disposal group, primarily resulting from the change in fair value of underlying assets sold, cumulatively totaled $14,365, which included $650 and $13,715 recognized during the years ended December 31, 2021 and 2020, respectively.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)
4. Property and Equipment
Property and equipment, net as of December 31, 2022 and 2021, consisted of the following:

	December 31,
	2022	2021
Machinery, equipment and furniture	$571,297	$530,642
Land and improvements	365,154	319,314
Leasehold improvements	409,534	342,952
Buildings and improvements	339,182	299,936
Construction in progress	106,022	60,590
Property and equipment, at cost	1,791,189	1,553,434
Less: accumulated depreciation and amortization	791,785	722,007
Property and equipment, net	$999,404	$831,427
Total depreciation expense for the years ended December 31, 2022, 2021 and 2020, was $101,980, $91,044 and $103,178, respectively, which included impairment charges of $650 and $6,574 for the years ended December 31, 2021 and 2020.
Aggregate capital expenditures for property and equipment included in accounts payable and other current liabilities as of December 31, 2022 and 2021 were $35,985 and $33,746, respectively.

5. Goodwill and Intangible Assets
Goodwill
The goodwill balances as of December 31, 2022 and 2021 were $37,110 and $22,213, all of which relates to our single travel centers reporting unit. Our gross goodwill increased by $14,897 as a result of acquisitions completed in 2022. There were no changes in our accumulated goodwill impairment balance of $15,390. See Note 3 for more information about acquisitions completed in 2022. As of December 31, 2022, all of our goodwill balance is deductible for tax purposes.

Intangible Assets
Intangible assets, net, as of December 31, 2022 and 2021, consisted of the following:

	December 31, 2022
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Agreements with franchisees	$14,535	$(12,393)	$2,142
Reacquired franchise rights	4,723	(682)	4,041
Leasehold interests	2,094	(2,094)	—
Other	3,913	(3,518)	395
Total amortizable intangible assets	25,265	(18,687)	6,578
Carrying value of trademarks (indefinite lives)	7,907	—	7,907
Intangible assets, net	$33,172	$(18,687)	$14,485

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
Total amortization expense for amortizable intangible assets for the years ended December 31, 2022, 2021 and 2020, was $1,171, $595 and $1,547, respectively.
We amortize our definite-lived intangible assets over a weighted average period of approximately eight years. The aggregate amortization expense for our amortizable intangible assets as of December 31, 2022, for each of the next five years is:

Total
2023	$1,351
2024	1,351
2025	1,335
2026	832
2027	434

6. Other Current Liabilities
Other current liabilities as of December 31, 2022 and 2021, consisted of the following:

	December 31,
	2022	2021
Taxes payable, other than income taxes	$47,203	$55,029
Accrued wages and benefits	32,179	39,493
Customer loyalty program accruals	25,253	26,120
Self-insurance program accruals, current portion	44,983	15,870
Accrued capital expenditures	24,921	24,825
Current portion of long term debt	2,849	2,849
Other	38,750	30,667
Total other current liabilities	$216,138	$194,853

7. Long Term Debt
Long term debt, net of discount and deferred financing costs, as of December 31, 2022 and 2021, consisted of the following:

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

	December 31,
	2022	2021
8.25% 2028 Senior Notes	$108,349	$108,021
8.00% 2029 Senior Notes	117,432	117,063
8.00% 2030 Senior Notes	97,654	97,353
3.85% West Greenwich Loan	14,493	15,125
Term Loan Facility	188,482	189,274
Other	645	794
Total long term debt	$527,055	$527,630
Less current portion	2,849	2,849
Total long term debt, net	$524,206	$524,781

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
We refer to the 2028 Senior Notes, 2029 Senior Notes and 2030 Senior Notes collectively as our Senior Notes, which are our senior unsecured obligations. The indenture governing our Senior Notes does not limit the amount of indebtedness we may incur. We may issue additional debt from time to time. Our Senior Notes are presented in our consolidated balance sheets as long term debt, net of deferred financing costs. We estimate that, based on their trading prices (a Level 2 input), the aggregate fair value of our Senior Notes was $333,804 on December 31, 2022.
Term Loan Facility
We have a $200,000 Term Loan Facility, which is secured by a pledge of all the equity interests of substantially all of our wholly owned subsidiaries, a pledge, subject to the prior interest of the lenders under our Credit Facility, of substantially all of our other assets and the assets of such wholly owned subsidiaries and mortgages on certain of our fee owned real properties. We used the net proceeds of $190,062 from our Term Loan Facility for general business purposes, including the funding of deferred capital expenditures, updates to key information technology infrastructure and growth initiatives consistent with our Transformation Plan. Interest on amounts outstanding under the Term Loan Facility are calculated at LIBOR, with a LIBOR floor of 100 basis points, plus 600 basis points and the Term Loan Facility matures on December 14, 2027. Our Term Loan Facility requires periodic interest payments based on the interest period selected and quarterly principal payments of $500, or 1.0% of the original principal amount annually. In addition, beginning with the year ended December 31, 2021 and for each twelve month calendar year period thereafter (each considered an “Excess Cash Flow Period”, as defined), we are required to calculate Excess Cash Flow, as defined, and prepay an amount equal to Excess Cash Flow less other specified adjustments. The prepayment, as calculated, is due 95 days after the end of the respective Excess Cash Flow Period. There was no required

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)
prepayment due for the Excess Cash Flow Period ended December 31, 2022. Beginning December 14, 2022, we may repay the remaining principal amounts outstanding under the Term Loan Facility without penalty. The Term Loan Facility contains various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. As of December 31, 2022, we were in compliance with all covenants of the Term Loan Facility.

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
Revolving Credit Facility
We and certain of our subsidiaries are parties to the Credit Facility that matures on July 19, 2024. Under the Credit Facility, a maximum of $200,000 may be drawn, repaid and redrawn until maturity. The availability of this maximum amount is subject to limits based on qualified collateral. Subject to available collateral and lender participation, the maximum amount of this Credit Facility may be increased to $300,000. The Credit Facility may be used for general business purposes and allows for the issuance of letters of credit. Generally, no principal payments are due until maturity. Under the terms of the Credit Facility, interest is payable on outstanding borrowings at a rate based on, at our option, LIBOR or a base rate, plus a premium (which premium is subject to adjustment based upon facility availability, utilization and other matters). As of December 31, 2022, based on our qualified collateral, a total of $179,905 was available to us for loans and letters of credit under the Credit Facility. As of December 31, 2022, there were no borrowings outstanding under the Credit Facility and $13,928 of letters of credit issued under that facility, which reduced the amount available for borrowing under the Credit Facility, leaving $165,977 available for our use as of that date. The Credit Facility contains various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. As of December 31, 2022, we were in compliance with all covenants of the Credit Facility. As of February 27, 2023, there were no borrowings outstanding under the Credit Facility and approximately $165,977 available under the Credit Facility for our use as of that date.
Debt Maturities
The aggregate maturities of the required principal payments due during the next five years and thereafter under all our outstanding consolidated debt as of December 31, 2022, are as follows:

Principal Payments
2023	$2,849
2024	2,829
2025	2,837
2026	2,814
2027	188,664
Thereafter	341,371
Total(1)	$541,364
(1) Total consolidated debt outstanding as of December 31, 2022, net of unamortized discounts and deferred financing costs totaling $14,309, was $527,055.
Discount and Deferred Financing Costs
As of December 31, 2022 and 2021, the unamortized balance of our deferred financing costs related to our Credit Facility were $526 and $876, respectively, net of accumulated amortization of $1,983 and $1,632, respectively, and are presented in other noncurrent assets in our consolidated balance sheets. During 2021, we capitalized costs incurred related to the amendments of our Credit Facility of $201. During 2022, we did not capitalize any costs related to our Credit Facility.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)
As of December 31, 2022 and 2021, unamortized discount and debt issuance costs for our Term Loan Facility, Senior Notes and West Greenwich Loan totaled $14,309 and $16,546, respectively, net of accumulated amortization of $10,929 and $8,691, respectively, and are presented in our consolidated balance sheets as a reduction of long term debt, net. During the year ended December 31, 2020, we recorded a $8,484 discount and capitalized $1,454 of financing costs in connection with our Term Loan Facility and capitalized $318 of financing costs in connection with our West Greenwich Loan. We estimate we will recognize future amortization of discount and deferred financing costs of $2,624 in 2023, $2,579 in 2024, $2,535 in 2025, $2,688 in 2026 and $2,770 in 2027.
We recognized interest expense from the amortization of discount and deferred financing costs of $2,589, $2,521 and $1,242 for the years ended December 31, 2022, 2021 and 2020, respectively.

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
As of December 31, 2022, our SVC Leases (as defined below), the leases covering our other properties, and most of our equipment leases, were classified as operating leases and certain of our other equipment leases and one ground lease pursuant to one SVC Lease were classified as finance leases. Finance lease assets were included in other noncurrent assets, with the corresponding current and noncurrent finance lease liabilities included in other current liabilities and other noncurrent liabilities, respectively, in our consolidated balance sheets.
Leasing Agreements with SVC
As of December 31, 2022, we leased from SVC a total of 179 properties under five leases. We refer to these five leases collectively as the SVC Leases. The SVC Leases expire between 2029 and 2035, subject to our right to extend those leases. We have two renewal options of 15 years each under each of the SVC Leases. The SVC Leases are “triple net” leases that require us to pay all costs incurred in the operation of the leased properties, including costs related to personnel, utilities, inventory acquisition and provision of services to customers, insurance, real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those properties at which SVC leases the property and subleases it to us. We also are required generally to indemnify SVC for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased properties and, at lease expiration, we are required to pay an amount equal to an estimate of the cost of removing underground storage tanks on the leased properties. The SVC Leases require us to maintain the leased properties, including structural and non-structural components.
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
We recognized total real estate rent expense under the SVC Leases of $256,192, $253,202 and $250,446 for the years ended December 31, 2022, 2021 and 2020, respectively. Included in these rent expense amounts are percentage rent payable of $10,578, $7,085, and $2,764 for 2022, 2021 and 2020, respectively, which are based on a percentage of the increases in total nonfuel revenues at each leased property over base year levels, net adjustments to record minimum annual rent on a straight line basis over the terms of the leases, the estimated future payments by us for the cost of removing underground storage tanks on a straight line basis and the benefit of other lease incentives. As of December 31, 2022, the present value of the estimated future payments related to these underground storage tanks were $27,298 and are recorded in other noncurrent liabilities on our consolidated balance sheets. In addition, we paid $17,615 of our deferred rent obligations during the years ended December 31,

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)
2022, 2021 and 2020. The remaining balance of our deferred rent obligations was $4,404 as of December 31, 2022, and we paid that amount in January 2023.
As of December 31, 2022, our aggregate annual minimum rent payable to SVC under the SVC Leases was $243,914. Pursuant to the SVC Leases, we may request that SVC purchase qualifying capital improvements we make at the leased travel centers in return for increased annual minimum rent. We did not sell to SVC any improvements we made to properties leased from SVC during the years ended December 31, 2022, 2021 and 2020.
As permitted by the SVC Leases, we sublease a portion of certain travel centers to third parties to operate other retail operations. These subleases are classified as operating leases. We recognized sublease rental income of $1,902, $1,940 and $2,064 for the years ended December 31, 2022, 2021 and 2020, respectively.
Lease Costs
Our lease costs are included in various balances in our consolidated statements of operations and comprehensive income (loss), as shown in the following table. For the years ended December 31, 2022, 2021 and 2020, our lease costs consisted of the following, and for SVC leases shown below, include amounts for properties we sublease from SVC:

	Classification in our Consolidated Statements of Operations and Comprehensive Income (Loss)	Year Ended December 31,
		2022	2021	2020
Operating lease costs: SVC Leases	Real estate rent expense	$243,636	$244,101	$245,922
Operating lease costs: other	Real estate rent expense	2,660	1,884	4,669
Variable lease costs: SVC Leases	Real estate rent expense	12,556	9,101	4,524
Variable lease costs: other	Real estate rent expense	861	541	628
Total real estate rent expense		259,713	255,627	255,743
Operating lease costs: Equipment and other	Site level operating expense and selling, general and administrative expense	3,700	2,999	3,649
Financing lease costs - Equipment and other	Site level operating expense	290	198	—
Short-term lease costs	Site level operating expense and selling, general and administrative expense	517	699	1,826
Amortization of finance lease assets: SVC Leases	Depreciation and amortization expense	2,212	1,843	—
Amortization of finance lease assets: other	Depreciation and amortization expense	3,474	1,912	246
Interest on finance lease liabilities: SVC Leases	Interest expense, net	1,169	1,018	—
Interest on finance lease liabilities: other	Interest expense, net	685	476	99
Sublease income	Nonfuel revenues	(1,902)	(1,940)	(2,064)
Net lease costs		$269,858	$262,832	$259,499

During the year ended December 31, 2020, we recognized an impairment charge of $1,262 relating to our operating lease assets with respect to our QSL business.
Lease Assets and Liabilities

As of December 31, 2022 and 2021 our operating lease assets and liabilities consisted of the following, and for SVC leases shown below, include amounts for properties we sublease from SVC:

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

	December 31,
	2022	2021
Operating lease assets:
SVC Leases	$1,560,616	$1,649,142
Other	15,922	10,384
Total operating lease assets	$1,576,538	$1,659,526

Current operating lease liabilities:
SVC Leases	$110,521	$114,372
Other	3,419	3,633
Total current operating lease liabilities	$113,940	$118,005

Noncurrent operating lease liabilities:
SVC Leases	$1,538,031	$1,648,112
Other	12,996	7,247
Total noncurrent operating lease liabilities	$1,551,027	$1,655,359

As of December 31, 2022 and 2021 our finance lease assets and liabilities consisted of the following and for SVC leases shown below, include amounts for properties we sublease from SVC:

	December 31,
	2022	2021
Finance lease assets:
SVC Leases	$24,330	$26,542
Other	16,205	15,781
Total finance lease assets	$40,535	$42,323

Current finance lease liabilities:
SVC Leases	$1,552	$1,517
Other	3,690	2,814
Total current finance lease liabilities	$5,242	$4,331

Noncurrent finance lease liabilities:
SVC Leases	$24,517	$25,974
Other	13,034	13,240
Total noncurrent finance lease liabilities	$37,551	$39,214

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)
Lease Maturities and Other Information
Maturities of our operating lease liabilities that had remaining noncancelable lease terms in excess of one year as of December 31, 2022, were as follows:

	SVC Leases(1)	Other	Total
Years ended December 31:
2023	$255,469	$4,059	$259,528
2024	251,295	2,961	254,256
2025	251,283	2,851	254,134
2026	251,278	2,495	253,773
2027	251,299	1,609	252,908
Thereafter	1,287,350	5,640	1,292,990
Total operating lease payments	2,547,974	19,615	2,567,589
Less: present value discount(2)	(899,422)	(3,192)	(902,614)
Present value of operating lease liabilities	$1,648,552	$16,423	$1,664,975
(1) Includes rent for properties we sublease from SVC.
(2) The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the SVC Leases and our incremental borrowing rate for all other leases, including properties we sublease from SVC.
The weighted average remaining lease term for our operating leases as of December 31, 2022 was approximately 10 years. Our weighted average discount rate for our operating leases as of December 31, 2022 was approximately 9.1%.
During the years ended December 31, 2022 and 2021, we paid real estate rent payments of $282,820 and $278,506, respectively, and non-real estate operating lease payments of $2,027 and $2,915, respectively for amounts that had been included in the measurement of our operating lease liabilities.
Maturities of the finance lease liabilities related to the finance leases that had remaining noncancelable lease terms in excess of one year as of December 31, 2022, were as follows:

	SVC Lease (1)	Other	Total
Years ended December 31:
2023	$2,656	$4,289	$6,945
2024	2,722	3,848	6,570
2025	2,790	3,242	6,032
2026	2,860	2,982	5,842
2027	2,932	2,685	5,617
Thereafter	19,194	1,416	20,610
Total finance lease payments	33,154	18,462	51,616
Less: present value discount(2)	(7,085)	(1,737)	(8,822)
Present value of finance lease liabilities	$26,069	$16,725	$42,794
(1) Includes rent for properties we sublease from SVC.
(2) The discount rate used to derive the present value of unpaid lease payments is based on our incremental borrowing rate.
The weighted average remaining lease term for our finance leases as of December 31, 2022 was approximately 9 years. Our weighted average discount rate for our finance leases as of December 31, 2022 was approximately 4.3%.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)
During the years ended December 31, 2022 and 2021 we paid $6,780 and $3,982, respectively, for amounts that had been included in the measurement of our finance lease liabilities.
As a Lessor
During 2022, we acquired the operating assets related to two travel centers we previously leased to franchisees. These lease agreements expired in June 2022. Rent revenues from these operating leases totaled $1,190, $2,359 and $2,312 for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 3 for more information regarding these acquisitions. See above for information regarding certain travel centers that we lease from SVC for which we sublease a portion of the travel centers to third parties to operate other retail operations. We also lease portions of properties we own to third parties to operate other retail operations.

9. Stockholders’ Equity
Share Award Plans
On May 19, 2016, our stockholders approved the TravelCenters of America LLC 2016 Equity Compensation Plan, and in 2019, the plan was amended and restated to reflect our conversion to a Maryland corporation and our reverse stock split effective August 1, 2019. In June 2021, the plan was amended and restated to increase the number of shares authorized for issuance by 900. The plan as amended, is referred to as the 2016 Plan. Under the terms of the 2016 Plan, 2,185 shares of common stock have been authorized for issuance under the terms of the 2016 Plan. The 2016 Plan replaced the Amended and Restated TravelCenters of America LLC 2007 Equity Compensation Plan, or the 2007 Plan. No additional awards have been made under the 2007 Plan and the shares of common stock previously registered for offer and sale under the 2007 Plan but not yet issued were deregistered, although shares of common stock awarded under the 2007 Plan that had not yet vested have continued to vest in accordance with, and subject to, the terms of the related awards. We refer to the 2007 Plan and 2016 Plan collectively as the Share Award Plans.
We awarded a total of 324, 319 and 254 shares of common stock under the 2016 Plan during the years ended December 31, 2022, 2021 and 2020, respectively, with aggregate market values of $14,908, $14,901 and $7,476, respectively, based on the closing prices of our shares of common stock on the Nasdaq on the dates of the awards. During the years ended December 31, 2022, 2021 and 2020, we recognized total stock compensation expense of $8,344, $5,750 and $5,215, respectively. During the years ended December 31, 2022, 2021 and 2020, the vesting date fair value of shares of common stock that vested was $10,596, $8,832 and $6,965, respectively.
Shares of common stock issued to Directors in that capacity vested immediately and the related compensation expense was recognized on the date of the award. Shares of common stock issued to others in a non-Director capacity vest in five or ten equal annual installments beginning on the date of the award. The related compensation expense was determined based on the market value of our shares of common stock on the date of the award with the aggregate value of the awarded shares of common stock expensed over the period of time in which the stock based payments vest. As of December 31, 2022, 539 shares of common stock remained available for issuance under the 2016 Plan. As of December 31, 2022, there was a total of $22,726 of stock based compensation expense related to unvested shares of common stock that will be expensed over a weighted average remaining service period of approximately five years. A summary of shares awarded, vested, forfeited and unvested under the Share Award Plans for the years ended December 31, 2022, 2021 and 2020 is as follows:

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

	Number of Shares of Common Stock		Weighted Average Grant Date Fair Value Per Share of Common Stock
Unvested shares of common stock as of December 31, 2019	412		$18.03
Granted	254		29.44
Vested	(314)		21.92
Forfeited/canceled	(3)		17.39
Unvested shares of common stock as of December 31, 2020	349	349000	22.83
Granted	319		46.69
Vested	(189)		29.26
Forfeited/canceled	(11)		27.18
Unvested shares of common stock as of December 31, 2021	468		36.41
Granted	324		46.02
Vested	(225)		35.05
Forfeited/canceled	(9)		44.50
Unvested shares of common stock as of December 31, 2022	558		42.41
Stock Repurchases
Certain recipients of stock awards may elect to have us withhold the number of their vesting shares of common stock with a fair market value sufficient to fund the required tax withholding obligations with respect to their stock awards. The shares that are withheld for tax obligations are not reissued and are recorded in additional paid-in capital in our consolidated balance sheets. For the years ended December 31, 2022, 2021 and 2020, we acquired through this share withholding process 48, 43 and 84 shares of common stock, respectively, with an aggregate value of $2,229, $1,994 and $1,750, respectively.
Net Income (Loss) Per Share of Common Stock Attributable to Common Stockholders
We calculate basic earnings per share of common stock by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. The net income (loss) attributable to participating securities is deducted from our net income (loss) attributable to common stockholders to determine the net income (loss) available to common stockholders. We calculate diluted earnings per share of common stock by adjusting weighted average outstanding shares of common stock, assuming conversion of all potentially dilutive stock securities, using the treasury stock method; but we had no dilutive stock securities outstanding as of December 31, 2022, nor at any time during the three year period then ended. Unvested shares of common stock issued under our Share Award Plans are deemed participating securities because they participate equally in earnings and losses with all of our other shares of common stock.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)
The following table presents a reconciliation of net income (loss) attributable to common stockholders to net income (loss) available to common stockholders and the related earnings per share of common stock.

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to common stockholders	$164,060	$58,524	$(13,899)
Less: net income (loss) attributable to participating securities	5,115	1,349	(422)
Net income (loss) available to common stockholders	$158,945	$57,175	$(13,477)

Weighted average shares of common stock(1)	14,397	14,252	10,961

Basic and diluted net income (loss) per share of common stock attributable to common stockholders	$11.04	$4.01	$(1.23)
(1) Excludes unvested shares of common stock awarded under our Share Award Plans, which shares of common stock are considered participating securities because they participate equally in earnings and losses with all of our other shares of common stock. The weighted average number of unvested shares of common stock outstanding was 463, 336 and 344 for the years ended December 31, 2022, 2021 and 2020, respectively.
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

10. Income Taxes
Our total income (loss) before income taxes was as follows:

	Year Ended December 31,
	2022	2021	2020
United States	$217,532	$76,275	$(20,250)
Foreign	(1,863)	(821)	(832)
Income (loss) before income taxes	$215,669	$75,454	$(21,082)
Our (provision) benefit for income taxes was as follows:

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Current tax (provision) benefit:
Federal	$—	$—	$912
State	(7,685)	(310)	(152)
Foreign	—	(4)	—
Total current tax (provision) benefit	(7,685)	(314)	760
Deferred tax (provision) benefit:
Federal	(42,842)	(13,990)	4,443
State	(1,082)	(2,959)	975
Total deferred tax (provision) benefit	(43,924)	(16,949)	5,418
Total (provision) benefit for income taxes	$(51,609)	$(17,263)	$6,178
Components of Deferred Tax Assets and Liabilities
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carry-forwards. We state those balances at the enacted tax rates we expect will be in effect when we pay or recover the taxes.
The following table presents the tax effect of each type of temporary difference and carry-forward that gave rise to significant portions of our deferred tax assets and liabilities as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Deferred tax assets:
Tax loss carryforwards	$26,344	$48,847
Tax credit carryforwards	45,337	40,940
Leasing arrangements	455,627	470,327
Reserves	22,515	25,587
Asset retirement obligations	1,766	1,618
Other	5,666	2,226
Total deferred tax assets before valuation allowance	557,255	589,545
Valuation allowance	(3,912)	(2,099)
Total deferred tax assets	553,343	587,446

Deferred tax liabilities:
Property and equipment	(137,848)	(110,039)
Goodwill and intangible assets	(1,940)	(1,887)
Leasing arrangements	(422,915)	(440,808)
Other	(1,793)	(2,242)
Total deferred tax liabilities	(564,496)	(554,976)

Net deferred tax (liabilities) assets	$(11,153)	$32,470

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)
As of December 31, 2022, we had federal gross operating loss carryforwards of $96,433, state gross operating loss carryforwards of $72,568 and federal tax credit carryforwards of $45,337. We expect to utilize all federal net operating losses and federal tax credits prior to them expiring. We released the valuation allowance of $273 that was recorded as of December 31, 2021 as we expect to utilize all state net operating losses prior to them expiring . In the event of an ownership change, utilization of the net operating losses and tax credit carryforwards would be subject to an annual limitation under Section 382. We have completed a Section 382 study and have determined that our net operating losses and tax credit carryforwards are not subject to a limitation as there have been no changes in ownership by more than 50% over a three-year period.
Deferred tax assets are evaluated, and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. As of December 31, 2022 we had a total valuation allowance on our foreign credit carryforwards, capital loss carryforwards and deferred tax assets in foreign jurisdictions. The increase in valuation allowance primarily relates to the capital loss carryforward of $1,632 generated in 2022. The changes in the valuation allowance in 2022, 2021 and 2020 included charges to expense and other deductions that were immaterial.
Effective Tax Rate Reconciliation
Our effective tax rates on income(loss) before income taxes were 23.9%, 22.8%, and 29.3% for the years ended December 31, 2022, 2021 and 2020, respectively.
The total provision for income taxes differed from the amount based on the statutory federal income tax rate applied to income (loss) before income taxes due to the following:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory rate applied to income (loss) before income taxes	$(45,290)	$(15,915)	$4,427
State income tax (provision) benefit, net of federal impact	(7,531)	(3,204)	651
Tax credits	3,439	2,783	2,090
Nondeductible executive compensation	(633)	(841)	(1,011)
Valuation allowance	(1,585)	—	—
Other, net	(9)	(86)	21
Total (provision) benefit for income taxes	$(51,609)	$(17,263)	$6,178
Our income is primarily domestic. Income and income tax from foreign operations are not material for any periods presented.
Unrecognized Tax Benefits
Each year we file income tax returns in the various federal, state and local income taxing jurisdictions in which we operate. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by us. As a result, there is an uncertainty in income taxes recognized in our consolidated financial statements in accordance with ASC Topic 740. We apply this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition. The liability for unrecognized tax benefits was $0 as of December 31, 2022 and 2021, respectively. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of December 31, 2022 and 2021, respectively.
Our U.S. federal income tax returns are subject to tax examinations for the years ended December 31, 2010, December 31, 2016, and December 31, 2019, through the current period. As of December 31, 2022, there are no federal income tax audits in progress. Our state and Canadian income tax returns are generally subject to examination for the tax years ended December 31, 2018, through the current period. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted by the taxing authorities to the extent the carryforwards are utilized in a subsequent year.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)

11. Equity Investments
As of December 31, 2022 and 2021, our investment in equity affiliates, which are accounted for under the equity method, are presented in our consolidated balance sheets in other noncurrent assets, and our proportional share of our investees’ net income (loss), which is included in other (income) expense, net in our consolidated statements of operations and comprehensive income (loss), were as follows:

	PTP	Other(1)	Total
Investment balance:
As of December 31, 2022	$25,215	$1,000	$26,215
As of December 31, 2021	23,604	1,052	24,656

Income (loss) from equity investments:
Year ended December 31, 2022	$5,611	$(1,052)	$4,559
Year ended December 31, 2021	$3,088	$(3,895)	(807)
Year ended December 31, 2020	3,598	(4,986)	(1,388)
(1) Includes our investments in Affiliates Insurance Company, or AIC, Nikola - TA HRS 1, LLC, or Nikola-TA, and QuikQ LLC, or QuikQ.
Petro Travel Plaza Holdings LLC
Petro Travel Plaza Holdings LLC, or PTP, is a joint venture between us and Tejon Development Corporation that owns two travel centers, three convenience stores and one standalone restaurant in California. We own a 40.0% interest in PTP and we receive a management fee from PTP to operate these locations. We recognized management fee income of $1,596, $1,639 and $1,506 for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in nonfuel revenues in our consolidated statements of operations and comprehensive income (loss).
QuikQ LLC
QuikQ, an independent full-service fuel payment solutions provider, was a joint venture between us and Love’s Travel Stops & Country Stores, Inc.
On April 30, 2021, we reduced our ownership in Epona, LLC, or Epona, owner of QuikQ, from 50% to less than 50%, for which a pre-tax loss of $1,826 was recognized in other expense, net in our consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2021. As a result of the reduction in ownership in 2021, we had no further funding obligations. In December 2022, we voluntarily withdrew from the partnership and as a result, have no further ownership interest in Epona. In the fourth quarter of 2022, we recorded a pre-tax loss of $802, which was recognized in other expense, net in our consolidated statements of operations and comprehensive income (loss).
Affiliates Insurance Company
In connection with the dissolution of AIC on February 13, 2020, we received the final capital distribution in December 2022 of $12. See Note 13 for more information regarding our prior investment in AIC.
Nikola - TA HRS 1, LLC
In March 2022, we entered into a series of agreements with Nikola Corporation which established a joint venture, Nikola-TA. The operations expected to be performed by the joint venture consist of the development, operation and maintenance of a hydrogen fueling station. Operations have not commenced as of December 31, 2022.

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)
We own a 50% interest in Nikola-TA. Both parties are entitled to appoint an equal number of board members to the management committee of the joint venture. Pursuant to the terms of the agreements, we are obligated to contribute up to approximately $10,000 to Nikola-TA, of which we contributed $1,000 to Nikola-TA during 2022.
Summarized Financial Information
The following table sets forth summarized financial information of our equity investments and does not represent the amounts we have included in our consolidated statements of operations and comprehensive income (loss) in connection with our equity investments.

	Year Ended December 31,
	2022	2021	2020
Total revenues	$182,335	$141,796	$89,800
Income from operations	14,772	112	358
Net (loss) income	14,210	(208)	9

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
Under our business management agreement, we pay RMR an annual business management fee equal to 0.6% of the sum of our fuel gross margin, as defined in the business management agreement, plus our total nonfuel revenues. The fee is payable monthly and totaled $16,158, $14,037 and $12,485 for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are included in selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss).
The current term of our business management agreement with RMR ends on December 31, 2023, and automatically renews for successive one year terms unless we or RMR gives notice of non-renewal before the end of an applicable term. RMR may terminate the business management agreement upon 120 days’ written notice, and we may terminate upon 60 days’ written notice, subject to approval by a majority vote of our Independent Directors. If we terminate or do not renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.875 times the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of termination or nonrenewal.

We are also generally responsible for all of our expenses and certain expenses incurred or arranged by RMR on our behalf. RMR also provides internal audit services to us and we pay to RMR our share of the total internal audit costs incurred by RMR for us and other publicly owned companies to which RMR or its subsidiaries provide management services, which amounts are subject to approval by our Compensation Committee. The amounts recognized as expense for RMR internal audit costs allocated to us were $243, $255 and $281 for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are included in selling, general and administrative expense in our consolidated statements of operations and comprehensive income (loss) and are in addition to the business management fees paid to RMR.
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

13. Related Party Transactions
We have relationships and historical and continuing transactions with SVC, RMR and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have directors, trustees or officers who are also our Directors or officers. RMR is a majority owned subsidiary of The RMR Group Inc. The Chair of our Board of Directors and one of our Managing Directors, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc., is chair of the board, a managing director and the president and chief executive officer of The RMR Group Inc. and an officer and employee of RMR. Jonathan M. Pertchik, our other Managing Director and Chief Executive Officer, also serves as an officer and employee of RMR. Certain of our other officers and SVC’s officers also serve as officers and employees of RMR. Some of our Independent Directors also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the board and as a managing director or managing trustee of these public companies. Other officers of RMR, including certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies.
As of December 31, 2022, Mr. Portnoy beneficially owned 662 shares of our common stock (including indirectly through RMR), representing approximately 4.4% of our outstanding shares of common stock. This amount includes 219 shares of our common stock that RMR purchased in our underwritten public equity offering in July 2020 at the public offering price of $14 per share and 105 shares of our common stock that RMR purchased from our former Managing Director and Chief Executive Officer, Andrew J. Rebholz, in September 2020, pursuant to a right of first refusal granted to RMR in connection with Mr. Rebholz’s retirement.
Relationship with SVC
We are SVC’s largest tenant and SVC is our principal landlord and our second largest stockholder. As of December 31, 2022, SVC owned 1,185 shares of our common stock, representing approximately 7.8% of our outstanding shares of common stock, which amount includes 501 shares of our common stock that SVC purchased in our underwritten public equity offering in July 2020 at the public offering price of $14 per share. Ethan S. Bornstein, Mr. Portnoy’s brother-in-law, served as an executive officer of SVC until he resigned on December 31, 2020 in connection with his retirement. See Note 8 for more information about our lease agreements and transactions with SVC.

Spin-Off Transaction Agreement. In connection with our spin-off from SVC in 2007, we entered a transaction agreement with SVC and RMR, pursuant to which we granted SVC a right of first refusal to purchase, lease, mortgage or otherwise finance any interest we own in a travel center before we sell, lease, mortgage or otherwise finance that travel center to or with another party, and we granted SVC and any other company to which RMR provides management services a right of first refusal to acquire or finance any real estate of the types in which SVC or such other companies invest before we do. We also agreed that for so long as we are a tenant of SVC we will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of us or any of our subsidiary tenants or guarantors under the SVC Leases; the sale of a material part of our assets or of any such tenant or guarantor; or the cessation of certain of our Directors to continue to constitute a majority of our Board of Directors or any such tenant or guarantor. Also, we agreed not to take any action that might reasonably be expected to have a material adverse impact on SVC’s ability to qualify as a real estate investment trust and to indemnify SVC for any liabilities it may incur relating to our assets and business.
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

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)
Stock Awards to RMR Employees. We award shares of common stock to certain employees of RMR who are not also Directors, officers or employees of ours. During the years ended December 31, 2022, 2021 and 2020, we awarded to such persons a total of 28, 29 and 16 of our shares of common stock valued at $1,321, $1,403 and $519, in aggregate, respectively, based upon the closing prices of our shares of common stock on the Nasdaq on the dates the awards were made. These share awards to RMR employees are in addition to the fees we paid to RMR and the stock awards to our Directors, officers and employees (some of whom are also officers and employees of RMR). See Note 9 for more information regarding our stock awards and activity as well as certain stock purchases we made in connection with stock award recipients satisfying tax withholding obligations on vesting stock awards.
Relationship with AIC
Until its dissolution on February 13, 2020, we, ABP Trust, SVC and four other companies to which RMR provides management services owned Affiliates Insurance Company, an Indiana insurance company, or AIC, in equal portions. We and AIC’s other shareholders participated in combined property insurance programs arranged by AIC in periods prior to 2020. We did not recognize any income in the year ended December 31, 2022, 2021 and 2020. In connection with AIC’s dissolution, we and each other AIC shareholder received a liquidating distribution of approximately $286 in June 2020. We received the final capital distribution in December 2021 of $12.
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
At December 31, 2022, we had a current liability of $2,392 and a noncurrent liability of $967 for environmental matters as well as a receivable, which is recorded in noncurrent assets in our consolidated balance sheets, for expected recoveries of certain of these estimated future expenditures of $554. We cannot precisely know the ultimate costs we may incur in connection with currently known environmental related violations, corrective actions, investigation and remediation; however, we do not expect the costs for such matters to be material, individually or in the aggregate, to our financial position or results of operations.
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

15. Inventory
Inventory as of December 31, 2022 and 2021, consisted of the following:

	December 31,
	2022	2021
Nonfuel products	$212,811	$146,313
Fuel products	59,263	45,530
Total inventory	$272,074	$191,843

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)
16. Reorganization Plan
On April 30, 2020, we committed to and initiated a reorganization plan, or the Reorganization Plan, to improve the efficiency of our operations. As part of the Reorganization Plan, we reduced our headcount and eliminated certain positions. For the year ended December 31, 2020, we recognized Reorganization Plan costs of $4,288, which are comprised primarily of severance, outplacement services, stock based compensation expense associated with the accelerated vesting of previously granted stock awards for certain employees and fees for recruitment of certain executive positions. These Reorganization Plan costs are recorded as selling, general and administrative expense in our consolidated statement of operations and comprehensive income (loss). As of December 31, 2022, there were no remaining payments outstanding for the Reorganization Plan.

17. Subsequent Events
The Proposed Merger
On February 15, 2023, we entered into the Merger Agreement with BP and Merger Subsidiary, pursuant to which Merger Subsidiary will merge with and into the Company, with the Company surviving the Merger.
As a result of the Merger, at the Effective Time, each share of our common stock outstanding immediately prior to the Effective Time (other than shares of our common stock (i) owned by BP or Merger Subsidiary immediately prior to the Effective Time, or (ii) held by any subsidiary of ours or BP (other than Merger Subsidiary) immediately prior to the Effective Time), will be converted into the right to receive the Merger Consideration.
Immediately prior to the Effective Time, each then-outstanding share of our common stock granted subject to vesting or other lapse restrictions under any Company stock plan that is outstanding immediately prior to the Effective Time will vest in full and become free of such restrictions and will be converted into the right to receive the Merger Consideration under the same terms and conditions as apply to the receipt of the Merger Consideration by holders of our common stock generally.

The closing of the Merger is subject to the satisfaction or waiver of certain conditions, including, among other things, (i) receipt by us of the Company Stockholder Approval, (ii) that there is no temporary restraining order, preliminary or permanent injunction or other judgment issued by any court of competent jurisdiction in effect enjoining or otherwise prohibiting the consummation of the Merger, (iii) the expiration or termination of any applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and all other approvals under antitrust laws, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (subject to specified materiality qualifiers), (v) compliance with the covenants and obligations under the Merger Agreement in all material respects; (vi) the absence of a material adverse effect with respect to the Company; and (vii) the execution, release and delivery of the Consent and Amendment Agreement, dated as of February 15, 2023, by and among us, our subsidiary TA Operating LLC, BP, SVC and certain of SVC’s subsidiaries and all agreements entered into pursuant thereto
.
We have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants regarding the operation of our business prior to the Effective Time.
The Merger Agreement also includes a covenant requiring us not to solicit any acquisition proposal, and, subject to certain exceptions, not to enter into or participate or engage in any discussions or negotiations with, related to an acquisition proposal or enter into any letter of intent, acquisition agreement or other similar agreement relating to an acquisition proposal. Further, our board of directors will not withhold, withdraw, amend or modify, or publicly propose to do any of the foregoing, its recommendation in a manner adverse to BP, adopt, approve or recommend to our stockholders an acquisition proposal, fail to reaffirm its recommendation within ten business days following BP’s written request, fail to recommend against acceptance of a tender or exchange offer for shares of Company Common Stock within ten business days after the commencement thereof, nor fail to include its recommendation in the proxy statement related to the Merger. Notwithstanding these restrictions, at any time prior to obtaining the Company Stockholder Approval, if we have received a written, bona fide, unsolicited acquisition proposal from any third party (or a group of third parties) that our board of directors determines in good faith, after consultation with its financial advisor and outside legal counsel, constitutes or could reasonably be expected to lead to a superior proposal, and the failure to take the following actions would reasonably be expected to be inconsistent with its duties under applicable law, then we, directly or indirectly through certain specified representatives may, subject to certain conditions, engage in discussions with such third party and furnish to such third party non-public information relating to us pursuant to an acceptable confidentiality agreement. Further, at any time prior to obtaining the Company Stockholder Approval, in respect to a superior proposal we

TravelCenters of America Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except par value and per share amounts)
receive after the date of the Merger Agreement on an unsolicited basis, if our board of directors determines in good faith, after consultation with its financial advisors and outside legal counsel, that the failure to take such action would be reasonably expected to be inconsistent with its duties under applicable law, our board of directors may, subject to compliance with certain conditions, (i) make an Adverse Recommendation Change (as defined in the Merger Agreement) or (ii) cause us to terminate the Merger Agreement in compliance with the terms of the Merger Agreement in order to enter into a binding written definitive agreement providing for such superior proposal.

The Merger Agreement contains certain termination rights for us and BP. Upon termination of the Merger Agreement in accordance with its terms, under certain specified circumstances, we will be required to pay BP a termination fee in an amount equal to $51,900, including if the Merger Agreement is terminated due to our acceptance of an unsolicited superior proposal or due to our board of directors changing its recommendation to our stockholders to vote to approve the Merger Agreement. The Merger Agreement further provides that BP will be required to pay us a termination fee in an amount equal to $90,900 in the event the Merger Agreement is terminated under certain specified circumstances and receipt of antitrust approval has not been obtained by such time. Subject to certain exceptions and limitations, either party may terminate the Merger Agreement if the Merger is not consummated by November 15, 2023, subject to (x) an automatic 90-day extension and (y) an additional 90-day extension under certain circumstances.
In connection with entering into the Merger Agreement, we agreed with BP and SVC to amend and restate our subsidiary’s leases with certain of SVC's subsidiaries, and corresponding guaranty agreements, in each case effective at the Effective Time, conditioned on the occurrence of the closing of the Merger. SVC has consented to the entry by TA into the Merger Agreement and the consummation of the transactions contemplated thereby and any resulting change in control or assignment of TA resulting from either or both of the Merger and such transactions. In addition, SVC has agreed to vote its shares in favor of the sale.
Subject to the satisfaction of the conditions to the closing of the Merger, we expect the closing of the transactions contemplated by the Merger Agreement to occur by mid-year 2023.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TravelCenters of America Inc.

Date:	March 1, 2023	By:	/s/ Peter J. Crage
			Name:	Peter J. Crage
			Title:	Executive Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan M. Pertchik	Managing Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2023
Jonathan M. Pertchik

/s/ Peter J. Crage	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2023
Peter J. Crage

/s/ Michael J. Barton	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2023
Michael J. Barton

/s/ Adam D. Portnoy	Managing Director	March 1, 2023
Adam D. Portnoy

/s/ Barbara D. Gilmore	Independent Director	March 1, 2023
Barbara D. Gilmore

/s/ Lisa Harris Jones	Independent Director	March 1, 2023
Lisa Harris Jones

/s/ Joseph L. Morea	Independent Director	March 1, 2023
Joseph L. Morea

/s/ Rajan C. Penkar	Independent Director	March 1, 2023
Rajan C. Penkar

/s/ Elena B. Poptodorova	Independent Director	March 1, 2023
Elena B. Poptodorova